Form 10-Q
period 1994-12-30
CADIZ LAND CO INC
filed 1995-02-14
CIK 727273

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                 FORM 10-Q

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1994

                                    OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

           For the transition period from............to............

                     Commission File Number 0-12114

                          ---------------------

                          CADIZ LAND COMPANY, INC.
             (Exact name of registrant specified in its charter)


                     Delaware                         77-0313235
          (State or other jurisdiction of          (I.R.S. Employer
           incorporation or organization)         Identification No.)

        10535 Foothill Boulevard, Suite 150
               Rancho Cucamonga,  CA                      91730
     (Address of principal executive offices)           (Zip Code)

     Registrant's telephone number, including area code: (909) 980-2738
                    ____________________________________

     Securities registered pursuant to Section 12(b) of the Act:  None

                                                Name of each exchange
               Title of each class              on which registered
               -------------------               -------------------
                       None                              None

       Securities registered pursuant to Section 12(g) of the Act:
                              Common Stock
                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X       No
                             ______       ______

The number of shares outstanding of each of the Registrant's classes of Common Stock at February 9, 1995, was 16,813,454 shares of Common Stock, par value $0.01.

                        CADIZ LAND COMPANY, INC.

           For the Nine Month Period Ended December 31, 1994

                         TABLE OF CONTENTS
                                                                     PAGE

I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    A.    Balance Sheet........................................       1-2

    B.    Statement of Cash Flows..............................        3

    C.    Statement of Operations..............................       4-5

    D.    Statement of Stockholders' Equity....................        6

    E.    Notes................................................       7-9


II.  SUPPLEMENTARY INFORMATION

    A.    Management's Discussion and Analysis of
               Financial Condition and results of Operations...       10-17

    B.    Other Information....................................         18

    C.    Signatures...........................................         19

                    PART I - FINANCIAL INFORMATION

                        CADIZ LAND COMPANY, INC.

                 CONDENSED CONSOLIDATED BALANCE SHEET

                                Assets
                            (in thousands)

                                           December 31,      March 31,
                                              1994             1994
                                           ___________      _________
                                           (unaudited)
Cash                                         $ 1,706          $ 4,408

Notes receivable                                  22              118

Net assets of discontinued segment                 -               57

Property and equipment, net                    1,457            1,137

Land and improvements:
   Developed property, net                     9,800           10,044
   Unimproved land                            11,836           11,563

Excess of purchase price over net
 assets acquired, net                          5,448            5,623

Other assets                                   2,065            1,108
                                            ________         ________

                                             $32,334          $34,058

See Accompanying Notes to Financial Statements.

                      CADIZ LAND COMPANY, INC.

                CONDENSED CONSOLIDATED BALANCE SHEET

                LIABILITIES AND STOCKHOLDERS' EQUITY
               (in thousands except number of shares)

                                             December 31,     March 31,
                                                1994            1994
                                             ___________      _________
                                             (unaudited)

Accounts payable                              $   437          $ 1,034

Other liabilities                                 302              558

Debt                                           14,031           13,740

Contingencies (Note 6)

Stockholders' equity:
 Common stock - $.01 par value;
   shares issued and outstanding -
   16,813,454 at December 31, 1994
   and 15,430,864 at March 31, 1994               168              154

 Additional paid-in capital                    61,964           59,890

 Accumulated deficit                          (44,568)         (41,318)
                                              _______         ________

      Total Stockholders' equity               17,564           18,726
                                              _______         ________

                                              $32,334          $34,058

See Accompanying Notes to Financial Statements.

                            CADIZ LAND COMPANY, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                   Nine months Ended
                                                      December 31,
                                                     _____________

                                                   1994         1993
                                                _________     _________
Cash flows from operating activities:
  Loss from continuing operations               $ (3,250)     $ (2,598)
  Adjustments to reconcile loss from
   continuing operations to net cash
   used for operating activities:
     Depreciation and amortization                 1,085           703
     Extraordinary gain on debt settlement          (114)         (343)
     The effect on net cash used for
       continuing operating activities from
       changes in assets and liabilities:
        Accounts and notes receivable                 96            25
        Debt issue costs and other assets           (196)         (290)
        Accounts payable and other liabilities      (191)         (369)
                                                ________      ________

  Net cash used for continuing operating
   activities                                     (2,570)       (2,872)

  Net cash provided by (used for)
   discontinued operating activities                  57           (55)
                                                ________      ________

  Net cash used for operating activities          (2,513)       (2,927)
                                                ________      ________

Cash flows from investing activities:
  Land purchase and development                     (342)       (1,468)
  Surplus Water Project                             (973)            -
  Additions to property and equipment               (563)         (164)
                                                ________      ________

  Net cash used for investing activities          (1,878)       (1,632)
                                                ________      ________

Cash flows from financing activities:
  Net proceeds from issuance of common stock       2,088         7,843
  Proceeds from issuance of debt                       -           391
  Principal payments on debt                        (399)         (444)
                                                ________      ________

  Net cash provided by financing activities        1,689         7,790
                                                ________      ________

Net increase (decrease) in cash                   (2,702)        3,231

Cash, beginning of year                            4,408            59
                                                ________      ________

Cash, end of period                             $  1,706      $  3,290

See Accompanying Notes To Financial Statements.

                          CADIZ LAND COMPANY, INC.

               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands except per share data)
                                (unaudited)

                                                   Three Months Ended
                                                      December 31,
                                                     _____________

                                                   1994          1993
                                                 ________      ________

Revenues                                         $      -      $      -
                                                 ________      ________

Costs and expenses:
  Resource development                                319           224
  General and administrative                          312           500
  Amortization                                         58            58
                                                 ________      ________

                                                      689           782
                                                 ________      ________

Operating loss                                       (689)         (782)

Interest expense, net                                 315           206
                                                 ________      ________

Loss before discontinued operations
  and extraordinary item                           (1,004)         (988)

Gain on disposal of discontinued
  segment (Note 4)                                      -           145

Loss before extraordinary item                     (1,004)         (843)

Extraordinary Item:
   Gain on debt settlement (Note 5)                     -            43
                                                 ________      ________

Net loss                                         $ (1,004)     $   (800)
                                                 ________      ________

Earnings (loss) per share:
  Loss before discontinued operations
   and extraordinary item                        $  (0.06)     $  (0.07)
  Gain on disposal of discontinued segment              -          0.01
  Extraordinary item                                    -             -
                                                 ________      ________

   Net loss per share                            $  (0.06)     $  (0.06)

See Accompanying Notes to Financial Statements.

                          CADIZ LAND COMPANY, INC.

               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands except per share data)
                               (unaudited)

                                                  Nine months Ended
                                                     December 31,
                                                    _____________

                                                 1994          1993
                                               ________      ________

Revenues                                       $     -       $     -
                                               ________      ________

Costs and expenses:
  Resource development                            1,155           818
  General and administrative                      1,134         1,443
  Amortization                                      175           175
                                               ________      ________

                                                  2,464         2,436
                                               ________      ________

Operating loss                                   (2,464)       (2,436)

Interest expense, net                               900           650
                                               ________      ________

Loss before discontinued operations
 and extraordinary item                          (3,364)       (3,086)

Gain on disposal of discontinued
 segment (Note 4)                                     -           145

Loss before extraordinary item                   (3,364)       (2,941)

Extraordinary Item:
  Gain on debt settlement (Note 5)                  114           343
                                               ________      ________

Net loss                                       $ (3,250)     $ (2,598)
                                               ________      ________

Earnings (loss) per share:
  Loss before discontinued operations
   and extraordinary item                      $  (0.21)     $  (0.26)
  Gain on disposal of discontinued
   segment                                            -          0.01
  Extraordinary item                               0.01          0.03
                                               ________      ________

   Net loss per share                          $  (0.20)     $  (0.22)

See Accompanying Notes to Financial Statements.

                             CADIZ LAND COMPANY, INC.

           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       Nine months Ended December 31, 1994
                     (in thousands except number of shares)
                                  (unaudited)


                         Common Stock                                Total
                    --------------------   Paid-In   Accumulated  Stockholders'
                      Shares      Amount   Capital     Deficit       Equity
                    __________    ______   _______    _________    _________

Balance as of
 March 31, 1994     15,430,864     $154    $59,890    $(41,318)     $18,726

Exercise of stock
 options (Note 3)    1,268,890       13      1,791           -        1,804

Exercise of stock
 warrants (Note 3)     113,700        1        283           -          284

Net loss                     -        -          -      (3,250)      (3,250)
                    __________   ______    _______    ________     ________
Balance as of
 December 31, 1994  16,813,454     $168    $61,964    $(44,568)     $17,564

See Accompanying Notes To Financial Statements.

                       CADIZ LAND COMPANY, INC.

                    NOTES TO FINANCIAL STATEMENTS


NOTE 1 - CURRENT STATUS AND DESCRIPTION OF BUSINESS

BUSINESS OF THE COMPANY

The primary business of Cadiz Land Company, Inc. (the "Company") is the development of the land and water resources associated with properties owned and controlled by the Company in the desert regions of Southern California totalling 41,625 acres. The Company's land and water development activities to date have been concentrated on the largest property, totalling approximately 31,800 acres at Cadiz, California. Over the last eight years the Company has developed 1,360 acres of land at Cadiz to permanent crops, which has demonstrated both the commercial agricultural viability of this region and the quantity and quality of the water resources associated with the Company's Cadiz property.

The Company is continuing its negotiations with the Mojave Water Agency ("MWA") and with additional potential third party purchasers of water concerning the development of a water delivery system capable of delivering between 30,000 to 50,000 acre-feet of water per year (the "Surplus Water Project"). In addition to these negotiations, the Company has delivered the Final Draft Feasibility Report to the MWA Board. The Company is now in the process of finalizing, for submission to the MWA, the various documents required by MWA to commence their environmental review of the proposed water transfer. The Company is also continuing to analyze and evaluate the various financing and ownership alternatives available regarding the pipeline and delivery system. Management believes the Company will be able to enter into agreements with the MWA and/or other third party purchasers which will provide for the realization by the Company of a revenue stream from its land and water resources starting in 1996. Accordingly, commencing in the second half of the Company's 1994 fiscal year, costs related to this Surplus Water Project have been capitalized. Such costs, which are reflected in the Company's balance sheet in Other Assets, totalled $1,189,000 at December 31, 1994 and $217,000 at March 31, 1994.


BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by the Company without audit and should be read in conjunction with the consolidated financial statements and notes hereto included in the Company's latest
Form 10-K for the period ended March 31, 1994. The foregoing condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments which the Company considers necessary for a fair presentation. The results of operations for the nine months ended December 31, 1994 are not necessarily indicative of the results to be expected for the full fiscal year.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

See Note 2 to the Consolidated Financial Statements included in the Company's latest Form 10-K for a discussion of the Company's accounting policies.

NOTE 3 - STOCK OPTIONS AND WARRANTS EXERCISED

During the quarter ended June 30, 1994, 1,268,890 previously outstanding stock options were exercised resulting in gross proceeds to the Company of $1,804,000.

During the quarter ended December 31, 1994, the Company received proceeds of $284,250 from the exercise of warrants for 113,700 shares of the Company's common shares at an exercise price of $2.50 per share. These warrants had been issued in December 1991 as consideration for assistance with debt restructuring and were scheduled to expire in December 1994.


NOTE 4 - GAIN ON DISPOSAL OF DISCONTINUED SEGMENT

During the quarter ended December 31, 1993, the Company reversed valuation reserves and liabilities related to discontinued operations totalling $145,000 for items which were originally charged to loss on disposal of a discontinued segment.


NOTE 5 - GAIN ON DEBT SETTLEMENT

In June 1994, the Company retired a note payable in the amount of $249,000 to an individual at a discounted amount, resulting in an extraordinary gain of $114,000. The note, which originated in 1985, was scheduled to be retired with a balloon payment in December 1996.

In June 1993, the Company entered into a transaction by which debt was exchanged for commercial property resulting in a gain of $300,000. In addition, during the quarter ended December 31, 1993, the Company recorded an additional gain of $43,000 on the settlement of a debt at less than book value.

NOTE 6 - CONTINGENCIES

See Note 10 to the Consolidated Financial Statements included in the Company's latest Form 10-K for a discussion of contingencies.


NOTE 7 - SUBSEQUENT EVENT

In February 1995, the Company reached an agreement with Cooperative Raiffeisen-Boerleenbank, B.A. ("Rabobank") and Henry Ansbacher & Co.,
Limited ("Ansbacher"), collectively the "Banks", whereby Ansbacher will provide a loan facility of up to $3,000,000 with interest to accrue and capitalize at the rate of 1% above the Libor rate until January 31, 1997, the maturity date. The Company will apply $2,325,000 of the loan proceeds toward its estimated working capital requirements for the fiscal year ending March 31, 1996, reduce its obligation to Rabobank in the amount of $125,000 and apply the remaining amount of the loan toward working capital requirements for the fiscal year ending March 31, 1997.

                     CADIZ LAND COMPANY, INC.


              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (unaudited)


GENERAL

Cadiz Land Company, Inc. (formerly known as Pacific Agricultural Holdings, Inc.) was incorporated in Delaware on May 26, 1992. On May 6, 1992, the shareholders of Pacific Agricultural Holdings, Inc. approved its reincorporation as a Delaware corporation, a one-for-five reverse stock split, and the change of its name to Cadiz Land Company, Inc. ("the Company"). The reincorporation, reverse split, and name change became effective on May 26, 1992. All references to the common stock of the Company have been adjusted to reflect the one-for-five reverse stock split.



RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 1994 COMPARED TO QUARTER ENDED DECEMBER 31, 1993

During the quarter ended December 31, 1994, the Company had a net loss of $1,004,000 compared to a loss of $800,000 during the same period in 1993.
No revenues were recognized from the Company's operations in either period. The following table summarizes the net loss for both periods (in thousands):

                                                     1994        1993
                                                    ______      _____

   Resource development                             $  319      $ 224
   General and administrative                          312        500
   Amortization                                         58         58
   Interest expense, net                               315        206
   Gain on disposal of discontinued segment              -       (145)
   Extraordinary item - gain on debt                     -        (43)
                                                    ______      _____

                                                    $1,004      $ 800


RESOURCE DEVELOPMENT

Expenses recorded in this category consist of costs incurred in the agricultural, land and water resource development of the Company's landholdings. As an integral part of its strategy to control the ultimate use of the resources associated with the Cadiz project, the Company continues to maintain control of management of both the infrastructure associated with this property as well as the development of the area for agricultural use. Accordingly, costs related to the Company's management of its infrastructure and agricultural development are included in Resource Development. Additionally, operating costs associated with the Company's continual evaluation of additional potential land acquisition sites, such as overhead, legal and travel are included within this category.

Resource development expenses totalled $319,000 for the quarter ended December 31, 1994 as compared to $224,000 for the same period in 1993, resulting in an increase of $95,000. Costs attributable to the Company's Agricultural Development Department, which was created in April 1994 to help spur further agricultural development at Cadiz, were offset by the capitalization of certain expenses related to the Surplus Water Project due to the Company's increased efforts in this area.


GENERAL AND ADMINISTRATION

General and administrative expenses decreased by approximately $188,000 in 1994 compared to 1993 due to reduced legal fees and an overall decrease in overhead.


INTEREST EXPENSE

Net interest expense totalled $315,000 during the quarter ended December 31, 1994 as compared to $206,000 during the same period in 1993.

The following table summarizes the components of net interest expense for the three month periods ended December 31, 1994 and 1993 (in thousands):

                                                   1994      1993
                                                   ____      ____

     Interest expense on outstanding debt          $217      $240
     Amortization of financing costs                120        48
     Interest on citrus orchard capitalized           -       (63)
     Interest income                                (22)      (19)
                                                   ____      ____

        Net interest expense                       $315      $206


Interest expense on outstanding debt decreased during the period as a result of a lower outstanding balance. This reduction was offset by the amortization of debt issue costs and the debt discount issued in connection with the January 1994 refinancing arrangements (see Form 10-K for March 31,
1994). Such costs are being amortized over the term of the debt, which matures January 1997. In addition, during the 1993 period interest expense related to the development of the Cadiz citrus orchard was capitalized, as the orchard had not yet reached maturity during the period. As this orchard is no longer in the developmental stage, interest relating to orchard development is no longer capitalized.

NINE MONTHS ENDED DECEMBER 31, 1994 COMPARED TO NINE MONTHS ENDED
DECEMBER 31, 1993

During the nine months ended December 31, 1994, the Company had a net loss of $2,246,000 compared to a loss of $1,798,000 during the same period in 1993. No revenues were recognized from the Company's operations in either period. The following table summarizes the net loss for both periods (in thousands):

                                                  1994      1993
                                                 ______    ______

   Resource development                          $1,155    $  818
   General and administrative                     1,134     1,443
   Amortization                                     175       175
   Interest expense, net                            900       650
   Gain on disposal of discontinued segment           -      (145)
   Gain on debt settlement                         (114)     (343)
                                                 ______    ______

                                                 $3,250    $2,598


RESOURCE DEVELOPMENT

Resource development expenses totalled $1,155,000 for the nine months ended December 31, 1994 as compared to $818,000 for the same period in 1993. The increase of $337,000 is due to the creation of an Agricultural Development Department in April 1994 ($240,000) and increased depreciation due to infrastructure development at Cadiz ($163,000), mitigated in part, by the capitalization of certain expenses related to the Surplus Water Project.


GENERAL AND ADMINISTRATIVE

General and administrative expenses during both periods consisted primarily of salaries and professional expenses. These expenses decreased by $309,000 during the nine months ended December 31, 1994, as compared to the same period in 1993. This decrease was primarily due to reduced legal fees and an overall decrease in overhead.


INTEREST EXPENSE

The following table summarizes the components of net interest expense for the nine month period ended December 31, 1994 and 1993 (in thousands):

                                                  1994      1993
                                                 ______    ______

     Interest expense on outstanding debt        $  640    $  642
     Amortization of financing costs                359       165
     Interest on citrus orchard capitalized           -      (126)
     Interest income                                (99)      (31)
                                                 ______    ______
        Net interest expense                     $  900    $  650

Net interest expense increased by $250,000 during the 1994 period as compared to the 1993 period due to a combination of items. As discussed more fully above, amortization of debt issue costs and debt discount issued in connection with new debt arrangements increased by $194,000. In addition, in 1994 the Cadiz citrus orchard reached maturity and produced its first commercial harvest, as a result of which interest expenses relating to the orchard are no longer capitalized. These above increases were partially offset by a decrease in interest on outstanding debt due to an overall reduction in the underlying debt and to increased interest income due to larger cash balances maintained during the 1994 period.


GAIN ON SETTLEMENT OF DEBT

In June 1994, the Company retired a note payable in the amount of $249,000 to an individual at a discounted amount resulting in an extraordinary gain on settlement of debt of $114,000. The note, which originated in 1985, was scheduled to be retired with a balloon payment in December 1996. During the quarter ended June 1993, the Company concluded a settlement agreement regarding a $925,000 note obligation which resulted in a extraordinary gain of $300,000 on settlement of debt. During the quarter ended December 31, 1993, the Company recorded an additional gain of $43,000 which resulted from the forgiveness of debt due under a note payable issued several years earlier.

LIQUIDITY AND CAPITAL RESOURCES

Pursuant to its business strategy, the Company has not yet received revenues from its resource development operations and has therefore been required to address its liquidity and working capital needs through outside funding sources. Since the beginning of the 1992 fiscal year, the Company has addressed these needs primarily through private equity placements and agreements with its lenders.


OPERATIONAL ARRANGEMENTS

Following the appointment of a Vice President of Agricultural Development in April 1994, the Company has been negotiating with various grower-marketers to encourage their participation in new agricultural development at Cadiz.
As a result of these negotiations, the Company has recently entered into agreements with several unrelated third party grower-marketers, whereby the Company shall provide the land and water resources and the grower-marketers will provide both the technical support and the majority of the working capital to facilitate the harvesting of honeydew melons and seedless watermelons. In order to accomodate this additional agricultural development, the Company provided funds for an additional well and manifold system. However, in management's view, these expenditures will allow the Company to encourage further third party participation which is likely to lead to a positive revenue stream within the next fiscal year and will increase the prominence of the Cadiz area in the produce industry.

The Company continues to lease the Cadiz vineyard to an unrelated third party whereby the working capital obligations of the vineyard are the responsibility of the lessee. Under the terms of this lease arrangement, the Company receives as rent a percentage of the gross crop revenues and a monthly fee to cover reimbursement of a portion of the Cadiz infrastructure overhead. Any income received from the vineyard has been offset against related expenses.

The Company's 560 acres of citrus at Cadiz reached maturity during the current fiscal year, when its first commercial harvest was produced. It is expected that this orchard will be slightly cash flow positive in fiscal 1995, and as the orchard matures further, is expected to remain cash flow positive. As is the case with the vineyard, any revenue received from the orchard has been offset against the related expenses.


CURRENT FINANCING ARRANGEMENTS

The Company's two primary lenders are Cooperative Centrale Raiffeisen-Boerenleenbank B.A., a Netherlands commercial bank ("Rabobank") and Henry Ansbacher & Co., Limited, a banking corporation organized under the laws of England ("Ansbacher") (collectively, the "Banks").

As previously reported in the Company's annual report on Form 10-K for the year ended March 31, 1994, in January 1994 the Banks entered into an arrangement regarding the Company's debt. Under terms of this arrangement, the Banks extended the maturity dates of the debt from December 31, 1994 until January 31, 1997, fixed the interest rates for the period, and agreed to accrue and capitalize interest payments.

Additional financing may be required in connection with the Company's Surplus Water Project. The nature of such additional financing, if any, will depend upon how the development and ownership of the Project is ultimately structured, and how much of the Project's funding will be the Company's responsibility. Should the Company determine that it will be able to maximize its profit potential through construction and ownership of the water delivery system used in the Project, the Company will be required to obtain long term project financing.

Before actual construction of the delivery system can begin, the Company must obtain various environmental and entitlement approvals. In order to provide the additional short-term funding which will be needed to expedite this process and to provide for the anticipated working capital requirements for the next fiscal year, Ansbacher has agreed to provide an additional loan facility of $3,000,000 which will accrue and capitalize interest at a fixed rate. This loan will mature on January 31, 1997. In addition to providing the operating capital necessary for the entitlement process, the loan proceeds will provide for a reduction in the Company's obligation to Rabobank in the amount of $125,000.

EQUITY PLACEMENTS

During the fiscal year ended March 31, 1994, the Company raised gross proceeds of $12.3 million through private placements of the Company's common stock. Additionally, during the nine months ended December 31, 1994, the Company raised additional proceeds of $2.088 million through the exercise of outstanding stock options and warrants. Such proceeds are being used to fund the Company's operating activities, additional property acquisitions and debt reduction.


WORKING CAPITAL RESOURCES

The Company has adopted an unclassified balance sheet (eliminating the distinction between current assets and long-term assets and current liabilities and long-term liabilities). Accordingly, any historical or forward looking discussion of the Company's working capital resources should focus on the receipt and use of cash as opposed to the broader concepts of working capital and current ratio.

Cash used for continuing operations for the nine month period ended
December 31, 1994 decreased to $2,570,000 as compared to $2,872,000 for the same period in 1993. This decrease is primarily related to the incremental net effect of noncash items offset by smaller reductions in accounts payable and other liabilities compared to the same period in 1994. Cash provided by discontinued operations of $57,000 during the 1994 quarter was from the sale of property.

Cash used for investing activities increased by $246,000 during the nine month period ended December 31, 1994 compared to the same period in 1993. During the 1994 period, the Company capitalized expenses relating to the Surplus Water Project totalling $973,000 as compared to none during the prior period. During the 1994 period, the Company purchased for cash approximately 1,025 acres and entered into an option agreement giving the Company the right to purchase an additional 3,359 acres, all located in San Bernardino County. During the 1993 period, the Company completed the purchase of approximately 2,552 acres located in San Bernardino County. Expenditures for property and equipment increased by $399,000 in 1994 compared to 1993.
The majority of the 1994 expenditures were related to well development and irrigation for the Cadiz agriculturally developed landholdings.

Cash provided by financing activities was $1,689,000 during the nine months ended December 31, 1994 compared to $7,790,000 during the same period in 1993. Proceeds from the issuance of common stock totalled $2,088,000 during the period as a result of the exercise of previously existing stock options and warrants. Principal payments on debt decreased by $45,000 compared to the 1993 period.

SHORT-TERM OUTLOOK

During fiscal 1994, the Company completed private placements yielding gross proceeds of $12.3 million. During the current fiscal year, outstanding stock options and warrants have also been exercised for an aggregate exercise price of $2.088 million including $1.7 million for options which were exercised by directors and executive officers. These transactions have provided the Company with sufficient cash to support its short term operational requirements.


LONG-TERM OUTLOOK

Management believes that ongoing agricultural development is an expeditious way to accelerate the appreciation of property in the Cadiz area and, consequently, to enhance the potential for returns to the Company's shareholders. To facilitate such development, effective April 11, 1994, the Company filled a newly created position of Vice President of Agricultural Development, as discussed previously. This officer's experience and trade relationships within the agricultural industry are anticipated to not only enhance the return on existing agricultural operations, but will also encourage further agricultural development of the Cadiz area by way of leases and/or joint ventures with third parties.

As discussed in further detail in the Company's annual report on Form
10-K for the year ended March 31, 1994, the Company is actively pursuing the development of its water resources. In this regard, in January 1994, the Company entered into a Memorandum of Understanding with the Mojave Water Agency ("MWA").

On June 14, 1994, the MWA Board of Directors authorized MWA staff to undertake initial consultation with other affected agencies regarding the proposed water transfer. The MWA Board also authorized its staff to proceed with the environmental assessment of the proposed project upon submission of an acceptable Final Draft Feasibility Report and reaffirmed MWA's willingness to serve as Lead Agency for purposes of complying with the California Environmental Quality Act ("CEQA"). The Final Draft Feasibility Report has been submitted to MWA. The Company is now in the process of finalizing, for submission to the MWA, the various documents required by MWA to commence their environmental review of the proposed water transfer. Negotiations are continuing between the Company, MWA and other water agencies regarding remaining institutional arrangements, financing, pricing concepts and formulas and ownership of the pipeline and the delivery system.

Prudential Securities, Inc. ("PSI"), as Investment Banker to the Company, has performed various economic analyses of the Surplus Water Project and has advised the Company as to various alternatives means of implementing this project. The various alternatives available for structuring the delivery of this water to third parties include the construction by the Company of a water delivery system for off-site delivery to third party purchasers as well as the sale of water at the well head or as in-ground reserve, with the purchaser or another third party assuming responsibility for transport of the water off-site. PSI is continuing to assist management in evaluating these delivery alternatives and in determining which alternatives maximize the Company's profit potential in addition to assisting in determining which financial structure will best accommodate such a plan.

Historically, the Company has financed both its working capital and resource development cash requirements from outside resources via a combination of equity and debt placements. Although the Company expects a revenue stream will commence in 1996 from its landholdings and associated resources, no assurance can be given as to whether such revenues will be of sufficient levels by the end of fiscal 1996 to fund the Company's ongoing cash requirements. Management believes that the combination of the exercise of outstanding options and warrants which provided in excess of $2.088 million in cash to the Company and the additional loan facility of $3,000,000 will serve as the bridge for any gap in cash needs including the funding of project environmental assessments and entitlements that might be required in connection with the Surplus Water Project within the next fiscal year, although no assurance can be given.

                              PART II

                     CADIZ LAND COMPANY, INC.

                         OTHER INFORMATION



ITEM 1 -  LEGAL PROCEEDINGS

          Not applicable.


ITEM 2 -  CHANGE IN SECURITIES

          Not applicable.


ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES

          Not applicable.


ITEM 4 -  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

          Not applicable.


ITEM 5 -  OTHER INFORMATION

          Not applicable.


ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

          A. Exhibits

             1. Exhibit 27.  Financial Data Schedule.

          B. Reports on Forms 8-K

             1. None

                     CADIZ LAND COMPANY, INC.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



CADIZ LAND COMPANY, INC.
Registrant



       /s/         Keith Brackpool            February 13, 1995
____________________________________          ___________________
Keith Brackpool                               Date
Chief Executive Officer and Director



       /s/         Susan K. Chapman           February 13, 1995
_____________________________________         ___________________
Susan K. Chapman                              Date
Chief Financial Officer and Secretary