Form 10-K405
period 1995-03-31
CADIZ LAND CO INC
filed 1995-06-29
CIK 727273

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

 MARK ONE [1]

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1995

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                FOR THE TRANSITION PERIOD FROM .......TO.......

                         COMMISSION FILE NUMBER 0-12114

                               -----------------

                            CADIZ LAND COMPANY, INC.
              (EXACT NAME OF REGISTRANT SPECIFIED IN ITS CHARTER)

         DELAWARE                                   77-0313235
(STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

  10535 FOOTHILL BOULEVARD, SUITE 150
   RANCHO CUCAMONGA, CALIFORNIA                        91730
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (909) 980-2738

                               -----------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

     TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------           -----------------------------------------
           NONE                                       NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                  COMMON STOCK
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         YES  X   NO
                                               ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K ((S)220.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.  YES  X   NO
                                         ---     ---

As of June 23, 1995, the registrant had 17,053,455 shares of Common Stock outstanding. The aggregate market value of the Common Stock held by nonaffiliates as of June 23, 1995, was approximately $76,432,060 based on the last sales price on that date.

                      DOCUMENTS INCORPORATED BY REFERENCE
       NOTICE OF 1995 ANNUAL MEETING OF SHAREHOLDERS AND PROXY STATEMENT
                          (INCORPORATED INTO PART III)


================================================================================

                                     PART I



ITEM 1.  BUSINESS

  Cadiz Land Company, Inc. (the "Company") identifies, acquires and develops properties (to date in the desert regions of Southern California) which have significant indigenous supplies of water. The Company currently owns or controls approximately 41,700 acres, with its largest property totalling approximately 31,800 acres at Cadiz, California.

  The Company's primary objective is to maximize the long-term value of each of its properties through strategic use of the water resources associated with the properties. Management believes that, with the increasing scarcity of water supplies in California and increasing demand, the value of properties with sizable assured supplies of water will continue to appreciate. The various means by which the land and water resources available to these properties can be used are evaluated by management on an ongoing basis. The alternatives available to the Company include the transfer of water to third party users and/or the development of the properties, using indigenous water sources, for agricultural, commercial or residential purposes.

  The transfer of water to third party users, both from the Cadiz property and from other Company properties, is being actively pursued by the Company. During the past year the Company has made significant progress in developing its water transfer project at Cadiz. Various independent studies and analyses pertaining to the design and financing of the proposed project have been completed. These analyses and reports are a necessary precursor for the regulatory approvals required prior to commencing construction of a water delivery project at Cadiz.

  It is expected that water from the project will be sold to various California water agencies pursuant to water delivery contracts which the Company is currently negotiating. The Company expects that this water delivery project, when completed, will be capable of delivering between 30,000 and 50,000 acre-feet per year under long-term water delivery contracts.

  In addition, due to the abundance of both water and land at Cadiz, as compared to other agricultural properties operating in similar climates, the Company is at a cost advantage in agricultural development. Therefore, in addition to its water transfer activities, the Company has developed 1,600 acres of agricultural land at Cadiz to date, and plans to develop additional agricultural land, with related residential and commercial facilities. Not only has this agricultural development helped, in management's opinion, to increase the value of the Company's surrounding landholdings, it also is expected to provide a return on capital during the next fiscal year. Agricultural operations are conducted largely through joint ventures and lease arrangements with third party growers, so as to obtain the best expertise available as well as to reduce the exposure of the Company to the performance of any single given crop. In each case, the Company retains ownership of the land and associated water resources.

  In furtherance of the Company's strategic business plan to maximize the value of the Company's assets, 54% of total cash used during fiscal 1995 and 40% of total cash used during each of the two preceding fiscal years was applied to investing activities. Such investment activities related to development of the water transfer project at Cadiz and a second water transfer project at Piute (See discussion at Item 1, "Resource Development - Piute"), as well as the development of seven production wells, state-of-the-art drip and micro spray irrigation systems, other necessary residential and commercial facilities and acquisition of additional acreage.

  The Company will continue to seek additional properties for acquisition. To be considered suitable for acquisition, these properties must possess rights to commercially usable quantities of water. Properties with previously unexploited water resources will be identified through the use of the Company's expertise in identifying undeveloped ground water basins in arid regions. The Company will also consider acquiring developed properties with established water supplies in order to create a strategic fit with the Company's existing properties.

  (A) GENERAL DEVELOPMENT OF BUSINESS

  The Company was formed in 1983 under the name AridTech, Inc. ("AridTech") for the purpose of identifying arid or semi-arid properties with underground water resources with a view to acquiring such properties for development. AridTech, in its search for underground water resources, applied advanced geological survey techniques derived, for the most part, from commercially available Landsat and U2 high altitude photographic surveys. In mid-1983, the Company identified a geological structure indicating a horseshoe shaped mountainous catchment area known as the Cadiz Valley consisting of about 1,400 square miles located 180 miles east of Los Angeles in San Bernardino County. See Item 2, "Properties - The Cadiz Property".

  In pursuit of its business plan, AridTech negotiated options to purchase approximately 25,000 acres in this area which were owned in one square mile sections alternately by the Bureau of Land Management ("BLM") and the Southern Pacific Railroad. The options to purchase the land were exercised in 1986 and 1988.

  Initially, the Company did not have the capability to develop such raw land through its internal operations, and the Company therefore entered into a series of development agreements with a Fresno, California based agricultural development and farm management company named Pacific Agricultural Services, Inc. ("PAS"). On May 9, 1988, the Company merged with PAS. Simultaneously, the name of the Company was changed to Pacific Agricultural Holdings, Inc. ("PAH"). With this merger, the Company's pre-existing operations were combined with those of PAS and the Company's corporate offices were relocated to Fresno, California.

  In the years immediately following the merger, the Company sought to combine its landholdings with the development and third party farm management businesses acquired from PAS thereby creating a vertically integrated agribusiness concentrating on permanent specialty crops. However, the Company's third party farm management operations did not prove self-sufficient during this period, leading to significant operating losses and a re-evaluation by the Company of the desirability of continuing these agribusiness activities. In December 1990, the Company decided to limit its further exposure to agricultural risks by terminating the agribusiness activities acquired from PAS, and to conduct future farming operations, when possible, through lease or joint venture arrangements with third parties. All assets acquired in connection with the merger have been sold or written off.

  As part of its current business plan, the Company's land acquisition and development activities are conducted for the purpose of enhancing the long-term appreciation of its properties. See "Narrative Description of Business", below.

  In May 1992, the Company's shareholders approved the reincorporation of the Company into Delaware under the name Cadiz Land Company, Inc. As a part of the reincorporation, the Company's common stock was reverse split on a one-for-five basis, giving each shareholder of the Company one share of Cadiz Land Company, Inc. stock for every five shares of Pacific Agricultural Holdings, Inc. stock held at the time of the reincorporation.

  (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

  During its fiscal year ended March 31, 1995, the Company operated in one industry segment: resource development. See Consolidated Financial Statements. Also, see Item 7, "Management's Discussion and Analysis".

  (C) NARRATIVE DESCRIPTION OF BUSINESS

  Pursuant to its business strategy, the Company seeks to maximize the value of its properties through the development of the land and water resources associated with these properties. The Company seeks to determine, for each of its properties, the form of development for the property's land and water resources which will maximize the property's long-term value. Development alternatives include the transfer of a portion of water resources from the property and/or development for agricultural, commercial or residential purposes. Currently, the Company is engaged in both water resource development and agricultural development.

WATER RESOURCE DEVELOPMENT

  The Company's resource development activities include planning for the development and transfer of water from its Cadiz and Piute properties.

  CADIZ.  The Company's Cadiz properties overlie a substantial high quality
  -----
ground water basin with active recharge from basins covering approximately 1,400 square miles. The water is of excellent quality and well within recommended guidelines for drinking water. The Company proposes to sell to third party users water from this basin which is surplus to both the present and projected agricultural development requirements of the Company. To this end, the Company plans to transfer between 30,000 and 50,000 acre-feet of surplus water per year from the Company's well field to the Colorado River Aqueduct via a 30-mile pipeline, the capital cost of which is projected to total approximately $50,000,000, although the final design criteria will determine the total capital cost. The Company has retained an investment banking firm to perform various economic analyses and advise the Company as to various alternative means of implementing this project. Based upon the results of analyses performed by its investment banker, management believes several alternative long-term financing arrangements are available to the Company which will be further evaluated once funding responsibility and ownership alternatives are determined. The various alternatives available for structuring the delivery of this water to third parties include the construction by the Company of a water delivery system for off-site delivery to third party purchasers, as well as the sale of water at the well head or in ground reserve with the purchaser or another third party assuming responsibility for transport of the water off-site. The investment banking firm is continuing to assist management in evaluating these delivery alternatives and in determining which alternatives maximize the Company's profit potential in addition to assisting in determining which financial structure will best accommodate such a plan.

  Based on preliminary negotiations to date, the Company expects to be able to enter into agreements with approximately four separate agencies to transfer approximately 30,000 acre-feet per year. Although, a final price formula for delivered water has not yet been finalized, the Company believes the price per acre-foot (net of capital amortization costs) will be at a premium to otherwise similar multi-year contracts in the San Joaquin Valley and will include provisions for escalation based on prices for similar water supplies. However, before construction can be completed and actual water delivery can commence, numerous regulatory and environmental approvals must be obtained. See "Regulation", below. In order to expedite completion of the Cadiz water transfer project, the Company is pursuing such approvals concurrently with its negotiation of water delivery agreements.

  During the past year, since entering into a Memorandum of Understanding ("MOU") with the Mojave Water Agency ("MWA"), the Company has made significant progress. In June 1994, the MWA Board of Directors, by unanimous approval, authorized MWA staff to proceed with the environmental assessment of the proposed Cadiz water transfer project and to serve as Lead Agency for purposes of complying with the California Environmental Quality Act ("CEQA") upon completion and acceptance of a Final Draft Feasibility Report. The Final Draft Feasibility Report, prepared for the project under the joint review of the Company and MWA, included the various results of independent studies conducted throughout the year. Such independent studies included engineering alternatives for developing the ground water transfer system, as well as routing and designs of the transmission pipeline from the Company's well field to the Colorado River Aqueduct or other suitable points of delivery. Also included were results of production well drilling and computer modeling of a well field suitable for the proposed transfer project, evaluations of suitable power sources and evaluation of the feasibility for temporary banking of imported water. These independent reports and analyses, which were incorporated into a Final Draft Feasibility Report, confirmed the engineering feasibility of the project. The Company has submitted to MWA both this report and a Conceptual Ground Water Management Plan which clarifies many of the hydrological features and resource management concepts of the proposed water transfer project. The Company expects that all remaining required environmental reports will be filed within nine months. In addition, the specific terms of the Company's proposals with the water agencies are expected to be submitted for public review during this same time period.

  In order to receive all necessary regulatory approvals and permits, the Company will be subject to various waiting periods applicable to required submissions and responses. There is a risk that delays in this process will result in delays in completion of the Cadiz water project. Given the currently anticipated length of the regulatory review and pipeline construction process, the Company expects actual movement of water to the point of sale in early 1997, although no assurances can be given. In addition, the Company is involved in vigorously opposing a waste landfill project as discussed at Item 2, "Properties
- - Rail.Cycle".

  PIUTE.  The Company has also commenced water development operations at its
  -----
landholdings in the Piute valley, which is located approximately 12 miles from the Colorado River near the town of Needles, California. See Item 2, "Properties - The Piute Property". Following the drilling of a production well on the property in February 1995, and the results of preliminary engineering tests, the Company has determined both the quantity and the quality of the underlying water to be suitable for commercial development. In addition, it has been determined that the depth of the ground water table allows for economic production of ground water.

  A feasibility study on the transfer of water from the Piute property, which is a necessary precursor to serious negotiations on the sale of water from the property, has recently been completed. This study, together with other analyses, demonstrates that the Piute water transfer project is both technically and economically feasible. Several delivery alternatives are available and the Company is currently analyzing which option is preferable. The Company expects that the Piute water transfer project will be capable of transferring approximately 10,000 to 15,000 acre-feet per year via a pipeline, which could range in length from approximately 10 to 30 miles, depending upon route and delivery point selected.

  The Company also expects it will be able to enter into water transfer agreements with a net profit per acre-foot similar to or greater than for the Cadiz project, although no assurances can be given. The Company also believes that much of the development work being performed for the Cadiz project will be transferable to the Piute project, thus making it possible for water transfers from Piute to begin in parallel or shortly after Cadiz.

AGRICULTURAL DEVELOPMENT

  Agricultural development has been an integral part of the Company's ongoing business strategy as a means of maximizing the value of the Company's landholdings and a way to generate cash flow from such landholdings. As of March 31, 1995, approximately $17 million has been invested by the Company in the agricultural development of its Cadiz properties, where 800 acres have been developed to table grapes, 560 acres have been developed to citrus, and 240 acres have been planted to various row crops. In addition to the land improvements, seven production wells, state-of-the-art drip and micro spray irrigation systems and facilities to accommodate a temporary contract labor force have been installed. In 1994, the Company received approval from San Bernardino County to develop up to 9,600 acres of its Cadiz property to agriculture. See Item 2, "Properties - The Cadiz Property".

  As a result of the above, the Company has been able to attract third party growers with significant expertise in their respective purview and to enter into joint venture or leasing arrangements for the farming of crops on its properties. By associating with these third party growers, the Company is able to elevate the farming expertise available to its agricultural operations. In addition, the Company is able, through these joint ventures and lease arrangements with third party growers, to reduce the exposure of the Company to the performance of any single given crop.

  Management believes that the terms of these arrangements and the crops which will be grown under these arrangements will vary from growing period to growing period. It is expected, however, that under such arrangements the grower will provide the growing expertise, seeds and crop marketing, and that the Company will provide the land, water, and facilities to accommodate the growers and marketers. In each case, the Company will continue to maintain management of the infrastructure associated with the Cadiz project as an integral part of its strategy to control the ultimate use of the resources associated with this property.

  Since December 1992, the Company has leased its table grape vineyard to an independent operator in return for both a fixed minimum income stream and a percentage of the gross revenue stream. Given the success of this arrangement for both the Company and the operator, both parties are currently renegotiating for an additional three-year term at an increased rate to the Company, although no assurances can be given.

  The 560-acre citrus orchard at Cadiz produced its first harvest in fiscal 1995, although the Company expects improved results during the 1996 fiscal year as the trees continue to mature. The Company currently markets the citrus through a large international marketing conglomerate.

  In the winter of 1994-1995, the Company, in partnership with established row crop growers, concluded trial plantings of a variety of crops. Following the successful completion of these plantings, the Company entered into four separate ventures whereby a total of 240 acres at Cadiz were successfully planted to row crops such as honeydew melons, seedless watermelons, tomatoes and radicchio. Such crops generally develop to the point of harvest within several months of planting and generate multiple harvests from the same acreage each year. The first harvest has been completed successfully. A second planting will commence in autumn 1995 with harvest occurring approximately 100 days later.

  The Company expects to develop a further 160 acres during the fiscal year ending March 31, 1996 to field or row crops. As discussed above, such development to row crops allows for multiple harvests from the same acreage each year, thus providing the Company with an opportunity for an immediate return on capital invested in the infrastructure. The Company has not yet determined the specific amount of acreage or which mix of crop it will choose for development in the longer term, however, the Company intends to cultivate the remaining acreage, along with related residential and commercial infrastructure as additional profitable arrangements are completed.

SEASONALITY

  In connection with the resource development activities of the Company, revenues are not expected to be seasonal in nature. The Company does not expect that contracts entered into for the transfer of water will provide for revenue payments varying significantly from season to season. In addition, the Company's intended development of additional acreage to field and row crops allows for double and sometimes triple - cropping, whereby two and sometimes three different crops can be raised and harvested sequentially from the same acreage during one year. This type of agricultural development should provide a revenue stream that does not significantly vary between seasons.

COMPETITION

  The Company faces competition for the acquisition, development and sale of its properties from a number of competitors, some of which have significantly greater resources than the Company. The Company may face competition in the development of water resources associated with its properties. Since California has scarce water resources and an increasing demand for available water, the Company believes that price and reliability of delivery are the principal competitive factors affecting transfers of water in California. In this regard, the ability of the Company to price its water on a competitive basis will depend upon the cost of constructing and maintaining delivery systems for its surplus water. Management of the Company believes, however, that the geographic proximity of its available water supplies to its potential customers, coupled with the Company's ability to guarantee long-term access to its water supplies, will provide the Company with a competitive advantage with respect to such customers.

  The Company may also face substantial competition from existing agricultural producers in the sales of its produce, which could affect the successful agricultural development of the Cadiz property, although such competition may be reduced in the future by urban encroachment in competing agricultural areas.
The Company believes that factors such as climate and water quality and availability may provide the Company's Cadiz property with significant competitive advantages for agricultural development. In addition, many of the competitors of the Cadiz property rely on federally subsidized sources of water. If those subsidies are reduced or gradually eliminated, the Cadiz property, which has its own non-subsidized water source, may gain a competitive advantage.

EMPLOYEES

  As of March 31, 1995, the Company employed a total of 35 full-time employees, of whom 9 were engaged in resource development activities, 5 were engaged in general and administrative activities and 21 were engaged in support of the Company's infrastructure and land development. The Company from time to time engages various part-time and seasonal employees. The Company's employees are not represented by a labor union, and the Company has not had any work stoppages, strikes or organization attempts. The Company believes that its employee relations are good.

REGULATION

  Certain segments of the Company's operations are subject to varying degrees of federal, state and local laws and regulations. For example, farm operations such as those conducted on Company properties are subject to federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment.
Existing environmental regulations have not, in the past, had a materially adverse effect upon the operations of the Company, and the Company believes that existing environmental regulations will not, in the future, have a materially adverse effect upon its operations. There can be no assurances, however, as to the effect of any environmental regulations which may be adopted in the future.

  As the Company proceeds with the development of its properties, including related infrastructure, the Company will be required to satisfy various regulatory authorities that it is in compliance with the laws, regulations and policies enforced by such authorities. Ground water development, and the export of surplus ground water for sale to single entities such as public water agencies, are not subject to regulation by existing statutes, other than general environmental statutes applicable to all development projects. Although applicable laws, regulations and policies have not had a materially adverse effect upon the ability of the Company to develop its Cadiz or other properties to date, management cannot predict with certainty what requirements, if any, may be imposed by regulators upon future development. In addition, the time and costs associated with obtaining regulatory approvals for resource development are significant, and there can be no assurance that the Company will receive desired approvals for future development plans.


ITEM 2.  PROPERTIES

  The principal properties owned or controlled by the Company and its affiliates are located in the desert regions of Southern California.

THE CADIZ PROPERTY

  In 1984, the Company conducted an investigation of the feasibility of the agricultural development of land located in the Mojave desert near Cadiz, California, and confirmed the availability of prime quality water in commercial quantities. Since 1985, the Company has acquired over 26,000 acres and the right to purchase an additional 5,652 acres in the Cadiz vicinity.

  The Company has determined that the ground water basin which underlies the Cadiz property contains more water than is needed for both the present and projected agricultural development requirements of the property. The Company therefore proposes to transfer water from this basin to third party users. See
Item 1, "Business - Narrative Description of Business - Water Resource Development".

  In November 1993, the San Bernardino County Board of Supervisors unanimously approved a General Plan Amendment establishing an agricultural land use designation for 9,600 acres at Cadiz. This Board action represented the largest land use approval on behalf of a single property holder in the County's known history. This action also approved permits to construct infrastructure and facilities to house as many as 1,150 seasonal workers and 170 permanent residents (employees and their families) and allows for the withdrawal of more than 1,000,000 acre-feet of ground water from the Company's underground water basin.

  To date, 1,600 acres of the Cadiz property have been developed for table grapes, citrus and row crops. See Item 1, "Business - Narrative Description of Business - Agricultural Development".

  A total of 680 acres of the table grape vineyard and 2,560 acres of undeveloped land at Cadiz are held by Southwest Fruit Growers, L.P. ("SWFG"), a limited partnership in which the Company acts as general partner. SWFG was formed as a part of the restructuring of certain entities which had invested with PAS and PAH in table grape properties at Cadiz and at Hyder, Arizona. The Company holds a 65.4 percent limited partnership interest in SWFG.

  Substantially all other Cadiz acreage is held directly by the Company or through its wholly-owned subsidiary, Cadiz Valley Development Corporation ("CVDC"), with 5,652 acres subject to an option and the remainder held in fee.

THE PIUTE PROPERTY

  The Piute property consists of 6,315 acres and is located approximately 60 miles east of Cadiz and approximately 15 miles west of the Colorado River and Laughlin, Nevada, a fast growing town with hotels, casinos and water recreation facilities. The Piute property was identified for acquisition by the Company by a combination of the satellite imaging and geological techniques which were used by the Company to identify water at Cadiz.

  The Piute acreage adjoins Highway 95, which is a direct route to Las Vegas, approximately 60 miles north. The Santa Fe Railroad passes through the land and Interstate 40 is approximately 12 miles to the south. The property is held by the Company in fee title as to approximately 3,000 acres, with the remaining acreage under option.

  The Company has commenced the development of the water resources of this property. See Item 1, "Business - Narrative Description of Business - Water Resource Development".

THE HOMER PROPERTY

  The Homer property, consisting of approximately 2,500 acres held in fee, is located approximately six miles southwest of Piute in an ecologically protected area. The value of the Homer land as part of an ecologically protected area should allow the Company, if it so chooses, to exchange the property for land elsewhere or to allow for consolidation of other areas of ownership.

OTHER PROPERTIES

  In addition to the Cadiz, Piute and Homer properties, the Company owns approximately 1,079 additional acres in the Mojave Desert as to which development has not yet commenced. The Company will continue to seek to acquire additional properties both in Southern California desert regions and elsewhere which are believed to be suitable for development.

  All of the Company's fee property is subject to encumbrances in favor of the Company's two primary lenders as security for loans with outstanding balances aggregating approximately $16.8 million.

RAIL.CYCLE

  A proposal is currently before the San Bernardino County Board of Supervisors (the "Board of Supervisors") for approval of a waste landfill project (the "Rail.Cycle Project") at a site located approximately one mile from the western border of the Cadiz property. The Company has raised objections to the Rail.Cycle Project on a number of grounds, and contends that the project, as currently designed, poses environmental risks both to the Company's agricultural operations at Cadiz and to the ground water basin underlying the Cadiz property.

  In early 1995, the San Bernardino County Planning Commission (the "Planning Commission") recommended approval of the Rail.Cycle Project, with four of the seven members of the Planning Commission voting in favor of approval and the remaining three members abstaining. The Company has appealed this decision. The Board of Supervisors, which is hearing this appeal, has decided to consolidate the appeal with its decision on the proposed Rail.Cycle Project. At its most recent meeting, the Board of Supervisors announced that there would be no further public hearings on this appeal, and that the Board's consideration of the matter would be continued due to the need for more time to review all of the information presented by both opponents and proponents of the proposed project. The Board of Supervisors also indicated that it would take no further action on this matter until the latter part of the summer.

  The Company intends to continue its opposition to the Rail.Cycle Project through a variety of available legal means. In addition, the Company has joined a local coalition which aims to put a county-wide initiative on the ballot at the next general election. This initiative, if approved, would require that no large solid waste landfill shall overlie or be located within 10 miles from the point of extraction of a significant water resource, unless such a facility had been fully permitted, constructed or operational as of March 14, 1995.

ITEM 3.  LEGAL PROCEEDINGS

  On April 8, 1992, the Company, SWFG and CVDC, among others, were named in an action filed by Percy R. and Helen H. Turner and by James R. and Susan Turner Steen in the Superior Court of Maricopa County, Arizona. The complaint alleged various claims arising from the purchase by the plaintiffs of several agricultural properties (including properties purchased prior to the 1988 Merger from affiliates of PAS), the farming of these properties subsequent to purchase, and the formation of SWFG. The complaint requested damages in an unspecified amount, but in excess of $1,000,000, plus treble damages plus punitive damages. On May 2, 1994, the plaintiffs' claims were dismissed with prejudice and cannot be asserted again. On June 23, 1994, the Company was awarded full reimbursement for all of its legal fees and costs incurred in defending this action. Subsequently, the plaintiffs filed several motions for a new trial, all of which were denied. In October 1994, plaintiffs filed an appeal from the Court's judgement. The briefing schedule was completed May 18, 1995. A decision is expected in approximately six months, however, it may take as long as a year. Meanwhile, the plaintiffs have posted a cash bond totalling over $500,000 from which the Company will collect its judgement if the trial court's decisions are affirmed.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is traded on the Nasdaq Stock Market under the symbol "CLCI". Since July 1994, the Company's common stock has been traded as a National Market System security. The following table reflects, for periods up until the period ended June 30, 1994, inter-dealer quotations, without retail markup, markdown or commission, and may not necessarily represent actual transactions. For the periods ended September 30, 1994 and thereafter, the table reflects actual sales transactions. The high and low range of the common stock and bid prices, where applicable, for the dates indicated have been provided by Nasdaq.


     QUARTER ENDED                   BID PRICES                   ASKED PRICES
     -------------            ---------------------------   --------------------------
                                 HIGH            LOW           HIGH           LOW
                              -----------   -------------   -----------   ------------

          1993:
            March 31               $1.688          $0.625        $1.875         $1.000
            June 30                $3.688          $0.750        $3.875         $0.875
            September 30           $4.000          $2.875        $4.250         $3.125
            December 31            $5.550          $3.000        $5.875         $3.375

          1994:
            March 31               $6.125          $4.375        $6.500         $4.625
            June 30                $6.000          $3.750        $6.250         $4.125
                                 HIGH                           LOW
                              SALES PRICE                   SALES PRICE
                              -----------                   -----------
            September 30       $5.2500                        $ 3.75
            December 31        $5.2500                        $ 4.25

          1995:
            March 31           $5.4375                        $4.125

  On June 23, 1995, the high, low and last sales prices for the shares, as reported by Nasdaq, were $4.75, $4.625 and $4.75, respectively.

  The Company has also authorized a class of preferred stock, although no shares of preferred stock have yet been issued. The estimated number of beneficial owners of the Company's common stock is approximately 1,300 and the number of stockholders of record on June 23, 1995, was 196.

  To date, the Company has never paid a cash dividend and currently, the Company's ability to pay cash dividends is restricted by agreements with the Company's lenders. The Company has retained an investment banking firm to, among other things, advise the Company as to the most tax-efficient means of distributing revenues from the Company's operations to its shareholders when revenues from the transfer of water commence.

ITEM 6.  SELECTED FINANCIAL DATA

  The following selected financial data insofar as it relates to each of the years ended March 31, 1995, 1994, 1993, 1992 and 1991 has been derived from financial statements audited by Price Waterhouse LLP, independent accountants. Consolidated balance sheets at March 31, 1995 and 1994 and the related consolidated statements of operations and of cash flows for the three years ended March 31, 1995 and notes thereto appear elsewhere herein. See also Item 7, "Management's Discussion and Analysis".

                            CADIZ LAND COMPANY, INC.

                            Selected Financial Data
                   (In thousands, except for per share data)


                                                          YEAR ENDED MARCH 31,
                                       -------------------------------------------------------
                                         1995        1994        1993        1992        1991
                                       --------    --------    --------    --------   ---------
Statement of Operations Data:

   Revenues                            $    543    $    190    $    -0-    $    -0-    $  1,142

   Loss from continuing
     operations before
     extraordinary items               $ (4,706)   $ (4,239)   $ (4,087)   $ (4,659)   $ (8,966)

   Loss from operations of
     discontinued segment/(1)/         $    -0-    $    -0-    $    -0-    $    -0-    $ (2,195)

   Gain (loss) from disposal
     of discontinued segment/(1)/      $    -0-    $    145    $    -0-    $ (4,189)   $ (8,371)

   Extraordinary items                 $    115    $    343    $    -0-    $    200    $    -0-

   Net loss                            $ (4,591)   $ (3,751)   $ (4,087)   $ (8,648)   $(19,532)

Per Share:

   Net loss from continuing
     operations before
     extraordinary items               $  (0.29)   $  (0.33)   $  (0.47)   $  (0.82)   $  (2.03)

   Net income (loss) from
     operations of discounted
     segment and disposal
     of discontinued segment/(1)/      $    -0-    $   0.01    $    -0-    $  (0.74)   $  (2.39)

   Extraordinary items                 $   0.01    $   0.03    $    -0-    $   0.04    $    -0-

   Net income loss                     $  (0.28)   $  (0.29)   $  (0.47)   $  (1.52)   $  (4.42)

   Dividends                           $    -0-    $    -0-    $    -0-    $    -0-    $    -0-

Weighted average common
   shares and equivalents                16,500      12,800       8,700       5,700       4,400
                                                            AS OF MARCH 31,
                                       -------------------------------------------------------
                                         1995        1994        1993        1992        1991
                                       --------    --------    --------    --------   ---------
Balance Sheet Data:
   Total assets                        $ 34,888    $ 34,058    $ 27,635    $ 27,862    $ 34,526
   Long-term debt                      $ 16,381    $ 13,740    $ 17,939    $ 18,846    $ 19,909
   Common stock and additional
     paid-in-capital                   $ 62,857    $ 60,044    $ 45,199    $ 40,813    $ 35,204
   Retained earnings (accumulated
     deficit)                          $(45,909)   $(41,318)   $(37,567)   $(33,480)   $(24,832)
   Stockholders' equity                $ 16,948    $ 18,726    $  7,632    $  7,333    $ 10,372

_______________

/1/ In December 1990, the Company committed to a plan to eliminate all agribusiness operations. See "Business - General Development of Business".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  Cadiz Land Company, Inc. (formerly known as Pacific Agricultural Holdings, Inc.) was incorporated in Delaware on May 26, 1992. On May 6, 1992, the shareholders of Pacific Agricultural Holdings, Inc. approved its reincorporation as a Delaware corporation, a one-for-five reverse stock split, and the change of its name to Cadiz Land Company, Inc. (the "Company"). The reincorporation, reverse split, and name change became effective on May 26, 1992.


RESULTS OF OPERATIONS

  The following is management's discussion of certain factors which have affected the Company's financial condition and results of operations included in the consolidated financial statements through its fiscal year ended March 31, 1995.

YEAR ENDED MARCH 31, 1995 COMPARED TO YEAR ENDED MARCH 31, 1994

  During the year ended March 31, 1995, the Company had a net loss of $4,591,000 as compared to a net loss of $3,751,000 during the previous year. The following table summarizes the net loss for both periods (in thousands):

                                  1995      1994
                                 -------   -------

Revenues                         $  543    $  213
                                 ------    ------

Costs and expenses:
 Resource development             2,166     1,367
 General and administrative       1,641     1,998
 Amortization                       234       234
 Interest expense, net            1,208       853
 Gain on disposal of
  discontinued segment              -0-      (145)
 Gain on debt settlement           (115)     (343)
                                 ------    ------

    Net loss                     $4,591    $3,751
                                 ======    ======

  REVENUES.  Revenue was recognized from the Company's resource development as a
  --------
result of its agricultural operations. A combination of gross crop proceeds from the citrus orchard and both rent and a percentage of gross crop proceeds from the vineyard totalled $543,000 and $213,000 for the years ended March 31, 1995 and 1994, respectively.

  Management expects revenue from the Company's agricultural development will increase over the next several years as a result of increased revenues from existing developed acreage and the further development of additional acreage.

  RESOURCE DEVELOPMENT.  The Company, in furtherance of its strategic plan to
  --------------------
develop the resources associated with its properties so as to maximize the value of the Company's landholdings, incurred costs related to the development and planning of the Company's transfer water projects, overhead related to management of the Cadiz agricultural development and legal and other expenses related to development activities. The Company is planning for the development and transfer of water from its Cadiz and Piute properties. See Item, "Business
- - Narrative Description of Business - Water Resource Development". The Company believes it will enter into binding contracts with third parties which will provide for the realization by the Company of a revenue stream from its land and water resources commencing in calendar year 1997, although no assurance can be given.

  Resource development expenses increased in 1995 by $799,000 as compared to the prior year primarily due to an overall increase in resource development, largely resulting from activities related to the water transfer project, and the establishment of an Agricultural Development Department in April 1994. In addition, depreciation on the citrus orchard commenced in April 1994 when management determined that the crop had matured sufficiently to produce the first commercial harvest. As a result, depreciation expense increased $180,000. It is expected that agricultural operations, exclusive of overhead and depreciation, will be cash flow positive in 1996 and are expected to remain cash flow positive.

  GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses for
  -----------------------------------
both periods consisted primarily of salaries and professional fees. These expenses decreased by $357,000 for the year ended March 31, 1995 compared to the same period last year. Professional fees declined from $970,000 in 1994 to $768,000 in 1995, primarily as a result of the favorable conclusion of litigation in May 1994.

  INTEREST EXPENSE.  Net interest expense totalled $1,208,000 during the year
  ----------------
ended March 31, 1995, compared to $853,000 during the same period in 1994. The following table summarizes the components of interest expense for the years ended March 31, 1995 and 1994 (in thousands):

                                             1995      1994
                                            -------   ------

Interest expense on outstanding debt        $  842    $ 831
Interest on citrus orchard capitalized         -0-     (252)
Amortization of financing costs                479      340
Interest income                               (113)     (66)
                                            ------    -----

    Net Expense                             $1,208    $ 853
                                            ======    =====

  Interest expense on outstanding debt increased due to higher interest rates on the Rabobank loan and an increase in Ansbacher debt outstanding. See "Liquidity and Capital Resources - Current Financing Arrangements". Interest expense related to the citrus orchard was capitalized in 1994, as the orchard had not yet reached maturity during the period. As the orchard is no longer in the developmental stage, such interest is no longer capitalized. The amortization of debt issue costs and debt discount increased $139,000 in 1995 compared to 1994 due to the costs related to the refinancing of the Rabobank and Ansbacher loans in January 1994. Such costs are amortized over the life of the debt arrangement, which matures on January 31, 1997. Interest income increased in 1995 compared to 1994 due to higher cash balances throughout 1995.

  GAIN ON DISPOSAL OF DISCONTINUED SEGMENT.  There were no such
  ----------------------------------------
transactions during the fiscal year ended March 31, 1995. However, during the fiscal year ended March 31, 1994, the Company reversed valuation reserves and liabilities related to discontinued operations totalling $145,000. Of this amount, $75,000 resulted from a reduction in a reserve no longer necessary following the disposition of a cooler property in Arizona as part of a settlement of a $925,000 note obligation, as discussed under "Gain on Debt Settlement", below. In addition, approximately $70,000 resulted from a write-off of an accrued liability for certain crop advances previously received by the Company which the Company determined would not be claimed by the advancing party.

  GAIN ON DEBT SETTLEMENT.  In June 1994, the Company retired a note
  -----------------------
payable in the amount of $249,000 to an individual at a discounted amount resulting in an extraordinary gain on settlement of debt of $115,000. The note, which originated in 1985, was scheduled to be retired with a balloon payment in December 1996. During the quarter ended June 1993, the Company concluded a settlement agreement regarding a $925,000 note obligation which resulted in a extraordinary gain of $300,000 on settlement of debt. See "Year ended March 31, 1994 Compared to Year ended March 31, 1993 - Gain on Debt Settlement". In addition, during the third quarter of fiscal year 1994, the Company recorded an additional extraordinary gain of $43,000 which resulted from the forgiveness of debt due under a note payable issued several years earlier.

YEAR ENDED MARCH 31, 1994 COMPARED TO YEAR ENDED MARCH 31, 1993

  During the year ended March 31, 1994, the Company had a net loss of $3,751,000 as compared to a net loss of $4,087,000 during the previous year. The following table summarizes the net loss for both periods (in thousands):

                                 1994      1993
                                -------   ------

Revenues                        $  213    $  -0-
                                ------    ------

Costs and expenses:
  Resource development           1,367       702
  General and administrative     1,998     2,249
  Amortization                     234       234
  Interest expense, net            853       902
  Gain on disposal of
   discontinued segment           (145)      -0-
  Gain on debt settlement         (343)      -0-
                                ------    ------

     Net loss                   $3,751    $4,087
                                ======    ======

  REVENUES.  Revenue of $213,000 was recognized from the Company's
  --------
resource development activity for the year ended March 31, 1994.

  RESOURCE DEVELOPMENT.  Resource development expenses, which include
  --------------------
overhead related to management of the Cadiz agricultural development, legal and other expenses related to development activities, increased in 1994 by $665,000 as compared to the prior year. This increase was due to establishment of the Resource Development Department during December 1992 which resulted in four quarters of activity in fiscal 1994 as compared to one quarter of activity in fiscal 1993 and an overall increase in development. In addition, depreciation of the Cadiz vineyard which totalled $163,000 was included in expense for fiscal year 1994, whereas such depreciation was included in growing crops inventory until the vineyard was leased to a third party effective January 1, 1993.

  GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative
  -----------------------------------
expenses which consisted primarily of salaries and professional expenses totalled $1,998,000 for the fiscal year ended March 31, 1994 as compared to $2,249,000 for the year ended March 31, 1993. Professional expense declined from $1,145,000 for fiscal year 1993 to $970,000 for fiscal year 1994 as a result of lower legal and consulting fees. In addition, general and administrative expenses were reduced by approximately $52,000 due to the write-off of payables resulting from a negotiated reduction in banking and legal fees previously accrued. The decline in professional expenses was offset, in part, by an increase in facilities cost resulting from the establishment of the Company's new Rancho Cucamonga headquarters office and the inclusion of expenses relating to the operations of the Company's Los Angeles office, which expenses had been recorded as real estate expenses prior to the relocation of the Company's real estate operations from Los Angeles to Rancho Cucamonga. As a result of all of the foregoing, general and administrative expenses declined by a total of approximately $251,000 during the period.

  INTEREST EXPENSE.  Interest expense decreased approximately $49,000
  ----------------
during the year ended March 31, 1994 compared to the year ended March 31, 1993 due to lower interest rates; however, this was partially offset by the fixing of Rabobank's interest rate through 1994 in anticipation of a general interest rate increase. The amortization of warrants of approximately $246,000 and $137,000 for the years ended March 31, 1994 and 1993, respectively, is also included in interest expense as such warrants were issued to lenders in consideration for reduced interest rates. Amortization of financing fees totalling approximately $95,000 and $25,000 for the years ended March 31, 1994 and 1993, respectively, is also included in interest expense.

  GAIN ON DISPOSAL OF DISCONTINUED SEGMENT.  During the fiscal year
  ----------------------------------------
ended March 31, 1994, the Company reversed valuation reserves and liabilities related to discontinued operations totalling $145,000. For a further discussion, see "Year ended March 31, 1995 Compared to Year ended March 31, 1994
- - Gain on Disposal of Discontinued Segment".

  GAIN ON DEBT SETTLEMENT.  In connection with the Company's
  -----------------------
discontinued agribusiness segment, in July 1993, the Company entered into a revised agreement with the holder of a purchase money mortgage related to certain commercial property owned by the Company for the satisfaction of this obligation. See "Year ended March 31, 1995 Compared to Year ended March 31, 1994 - Gain on Debt Settlement". In connection with this transaction, the Company recorded an extraordinary gain of $300,000 during the year ended March 31, 1994.

  In addition, during the third quarter of fiscal year 1994, the Company recorded an additional extraordinary gain of $43,000 which resulted from the forgiveness of debt due under a note payable issued several years earlier.

YEAR ENDED MARCH 31, 1993

  During the year ended March 31, 1993, the Company had a net loss of $4,087,000. No revenues were recognized from the Company's resource development operations in that year. As discussed above, agribusiness revenues and expenses for all years presented have been reclassified to discontinued operations.

  RESOURCE DEVELOPMENT.  The resource development segment operating loss
  --------------------
amounted to $702,000. Although as a part of its business strategy the Company did not complete any significant sales transactions during the year, certain costs related to resource development activities were incurred amounting to $702,000. Such costs principally related to overhead expenses and include legal and other expenses related to development activities.

  GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative costs
  -----------------------------------
for the fiscal year ended March 31, 1993 consisted principally of salary, wages and fringe benefits of $499,000 and professional fees, including legal, of $1,145,000.

  INTEREST EXPENSE.  Net interest expense (i.e., interest expense offset
  ----------------
by interest income) amounted to $902,000 in 1993.


LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

  Pursuant to its business strategy, the Company utilizes its working capital primarily for development purposes; that is, for purposes designed to increase the long term value of its properties. A substantial portion of these developmental expenses are being incurred in connection with the development of the Company's water transfer projects at Cadiz and Piute. As the Company does not expect to receive significant revenues from these water transfer projects until 1997, the Company has been required to obtain financing to bridge the gap between the time development expenses are incurred and the time that a revenue stream will commence. Accordingly, the Company has looked to outside funding sources to address its liquidity and working capital needs. Since the beginning of the 1992 fiscal year, the Company has addressed these needs primarily through secured debt financing arrangements with its lenders, private equity placements and the exercise of outstanding stock options.

  With the implementation of the Company's program to conduct agricultural operations on its properties primarily through third party leasing and joint ventures operations, agricultural operations are expected to be cash flow positive in 1996 and subsequent years.

  CURRENT FINANCING ARRANGEMENTS.  The Company's two primary lenders are
  ------------------------------
Cooperative Centrale Raiffeisen-Boerenleenbank B.A., a Netherlands commercial bank ("Rabobank") and Henry Ansbacher & Co. Limited, a banking corporation organized under the laws of England ("Ansbacher") (collectively, the "Banks"). At March 31, 1995, the Company's obligations to Rabobank and Ansbacher amounted to $9.1 million and $7.7 million, respectively. Ansbacher and Rabobank hold senior and subordinate deeds of trust, respectively, on substantially all of the Company's property.

  In furtherance of the Company's business strategy and in light of the Company's progress with its business plan, in January 1994, the Banks completed arrangements which extended the maturity dates of the debt from December 31, 1994 until January 31, 1997, and fixed the interest rates for the period. Rabobank agreed to accrue and capitalize interest payments through December 1994. Ansbacher agreed to accrue and capitalize interest through maturity and further agreed to give the Company an additional line of credit of approximately $800,000 which may be used to pay interest to Rabobank with effect from January 1995. In addition, the Company reduced its obligation to Rabobank by $4,000,000 by way of a $2,000,000 advance from Ansbacher, together with $2,000,000 of proceeds raised from a private placement in January 1994.

  In March 1995, the Company arranged to draw $2.45 million from an additional $3 million loan facility provided by Ansbacher. From these proceeds, the Company used $250,000 to reduce the Company's existing Rabobank loan and to reimburse Rabobank for various fees and expenses with the applied to be used towards the Company's estimated working capital requirements through March 31, 1996. The remaining $550,000 of this facility is expected to be drawn down April 1, 1996 for application towards the Company's estimated working capital requirements for the fiscal year ending March 31, 1997. Ansbacher agreed to accrue and capitalize interest on the outstanding principal amount of these advances through January 1997. In connection with this facility, the Company issued 110,000 shares of common stock to Ansbacher and issued to Rabobank 35,000 common stock purchase warrants exercisable for three years at $0.05 per share.

  As the Company continues to aggressively pursue its business strategy, additional financing specifically in connection with the Company's water projects will be obtained. See Item 1, "Description of Business - Narrative Description of Business - Water Resource Development". The nature of such additional financing for the water transfer projects will depend upon how the development and ownership of each project is ultimately structured, and how much of each project's funding will be the Company's responsibility. Should the Company determine that it will be able to maximize its profit potential through construction and ownership of the water delivery systems used in the project, the Company will be required to obtain long term project financing. Based upon the results of analyses performed by the Company's investment banking firm, management believes that several alternative long-term financing arrangements are available to the Company which will be further evaluated once funding responsibility and ownership alternatives are determined.

  EQUITY PLACEMENTS.  During the fiscal year ended March 31, 1995, the
  -----------------
Company raised proceeds of approximately $2.3 million through the exercise of outstanding stock options and warrants. The Company utilized such proceeds to fund its capital projects related to development of its water transfer projects, production well development, development of further agricultural acreage and purchase of additional acreage.

  WORKING CAPITAL RESOURCES.  The Company has adopted an unclassified
  -------------------------
balance sheet (eliminating the distinction between current assets and long-term assets and current liabilities and long-term liabilities). Accordingly, any historical or forward looking discussion of the Company's working capital resources should focus on the receipt and use of cash as opposed to the broader concepts of working capital and current ratio.

          The following table summarizes the Company's cash position for the periods indicated (amounts in thousands):


                                               YEAR ENDED MARCH 31,
                                               --------------------
                                                 1995        1994
                                               ---------   --------

Net cash used for continuing operations         $(2,890)   $(3,427)

Net cash provided by discontinued
 operating activities                                57         52
                                                -------    -------

Net cash used for operating activities           (2,833)    (3,375)

Net cash used for investing activities           (3,368)    (2,064)

Net cash provided by financing activities         4,247      9,788
                                                -------    -------

Net increase (decrease) in cash                  (1,954)     4,349

Cash, beginning of year                           4,408         59
                                                -------    -------

Cash, end of year                               $ 2,454    $ 4,408
                                                =======    =======

  CASH USED FOR OPERATING ACTIVITIES.  During the year ended March 31, 1995, net
  ----------------------------------
cash used for continuing operations decreased to $2.89 million from $3.427 million during the 1994 period. Net cash provided by discontinued operating activities totalled $57,000 and $52,000 during the year ended March 31, 1995 and 1994, respectively. Net cash used for operating activities totalled $2.833 million and $3.375 million for the year ended March 31, 1995 and 1994, respectively, resulting in a decrease of $542,000. This decrease is primarily due to less cash expended in 1995 for the settlement of legal matters than during the 1994 period.

  The Company currently pays no income taxes. As of March 31, 1995, the Company has a net operating loss (NOL) carryforward of approximately $48 million for federal and $20 million for state income tax purposes. Such carryforwards expire in varying amounts through the year 2010. In accordance with the Tax Reform Act of 1986, NOL utilization may be subject to an annual limitation. As a result at March 31, 1995, approximately $15 million of federal NOL is currently available to offset federal taxable income in future years. Similar limitations apply to the state NOL, the amount of which has not been determined.

  CASH USED FOR INVESTING ACTIVITIES.  In furtherance of the Company's strategic
  ----------------------------------
business plan to maximize the value of its landholdings, during the year ended March 31, 1995, net cash used for investing activities totalled $3.368 million (or 54% of available cash) compared to $2.064 million (or 40% of available cash) in 1994. The increase of $1.304 million compared to 1994 is due to developmental expenses incurred in connection with the development of the Company's water transfer projects, well development, development of further agricultural acreage and purchase of additional acreage.

  During fiscal year 1995, the Company continued its development of the water transfer project at Cadiz. In addition, the Company began development of a second water transfer project in the Piute valley by drilling a production well and the retention of an independent engineering firm to complete a feasibility study for the project.

  During 1995, the Company also developed 240 acres of land to row crops, developed two new production wells, and improved the existing facilities. These improvements have enabled the Company to attract third party agricultural entities to Cadiz and to establish Cadiz as a developing area for produce trade. The Company intends to further develop the Cadiz area with both residential and commercial improvements which will support the increase in agricultural development. The Company also intends to develop additional acreage to row crops in the coming year which will allow for double and sometimes triple cropping, whereby two and sometimes three different crops can be planted and harvested sequentially from the same acreage during one year. This type of agricultural development has proven to be successful and provides the possibility for an immediate return on capital.

  CASH PROVIDED BY FINANCING ACTIVITIES.  During the year ended March 31, 1995,
  -------------------------------------
net cash flows generated by financing activities totalled $4.2 million primarily from proceeds resulting from the exercise of stock options and warrants granted in prior years totalling $2.3 million and the completion of additional financing from Ansbacher in the amount of $2.45 million. During 1995, the Company reduced debt payable to Rabobank and other notes payable by $530,000.


SHORT-TERM OUTLOOK

  During fiscal 1995, the Company's working capital requirements were funded primarily from available cash at the beginning of the year and from the proceeds from the exercise of outstanding stock options. The $2.45 million in proceeds received in March 1995 from the additional loan facility provided by Ansbacher will be applied toward the Company's working capital requirements through March 31, 1996. The Company most likely will require additional funds in pursuit of the various environmental and entitlement approvals required as a prerequisite to the commencement of construction of the Cadiz water delivery project and capital obligations relating to continuing agricultural development at Cadiz. The Company will work with its investment banking firm in choosing the form of funding most appropriate under the circumstances. As stock options with an aggregate exercise price of approximately $9.5 million are currently outstanding, any remaining working capital needs during fiscal 1996 can potentially be met through the exercise of outstanding stock options. Other possible alternatives include deposits from water agencies or other pre-sale arrangements related to the Company's water transfer projects. Private equity placements to institutional shareholders may be undertaken, but only to the extent necessary so as to minimize the dilutive effect of any such placements upon the Company's existing shareholders.

LONG-TERM OUTLOOK

  Historically, the Company has financed both its working capital and property acquisition cash requirements from outside resources via a combination of debt and equity placements. Although the Company expects the revenue stream from its agricultural operations will increase in fiscal 1996 and a revenue stream from its other landholdings and associated resources will commence in calendar 1997, no assurance can be given as to whether such revenues will be of sufficient levels by the end of fiscal 1996 to fund the Company's ongoing cash requirements. Such cash requirements will be dependent, in large part, upon the form of the arrangements utilized by the Company for the development of its resources.

  As the Company is actively pursuing the development of its water resources, it is seeking finalization of the regulatory approvals needed to commence construction of a water delivery project at Cadiz. The Company is also negotiating the terms of water delivery contracts with various California water agencies, which terms include institutional arrangements, financing, pricing concepts and formulas and ownership of the pipeline and the delivery system.

  The Company's investment banking firm has performed various economic analyses of the Company's Cadiz water transfer project and has advised the Company as to various alternative means of implementing this project. The various alternatives available for structuring the delivery of this water to third parties include the construction by the Company of a water delivery system for off-site delivery to third party purchasers as well as the sale of water at the well head or as in-ground reserve, with the purchaser or another third party assuming responsibility for transport of the water off-site. The Company's investment banking firm is continuing to assist management in evaluating these delivery alternatives and in determining which alternatives maximize the Company's profit potential in addition to assisting in determining which financial structure will best accommodate such a plan.

  In addition, as a result of San Bernardino County's approval of a General Plan Amendment covering 9,600 acres of the Company's landholdings at Cadiz and the increased grower interest in Cadiz as an agricultural area, the Company expects to continue further development of its landholdings to agriculture. Such development will be systematic and in furtherance of the Company's business strategy to provide for maximization of the value of its assets. Such development is expected to be accomplished through negotiated arrangements with third parties, which will significantly reduce any capital outlay required of a Company in connection with such development activities.

  Aggregate maturities of debt for fiscal years subsequent to March 31, 1995, are approximately as follows: 1996 - $34,000; 1997 - $16,820,000; 1998 - $7,000;
and none thereafter.

  Since the Company's inception, inflation has not had a material impact either on the costs of materials required in the development of property and/or in labor costs. Similarly, the value of the Company's real property has not been materially impacted by inflation. In the event the rate of inflation should accelerate in the future, the Company believes the increase in the value of its real property will exceed any increases in costs attributable to inflation.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this item is submitted in response to Part IV hereof. See the Index to Consolidated Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 Not Applicable.

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information called for by this Item is incorporated herein by reference to the definitive proxy statement involving the election of directors which the Company intends to file with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after March 31, 1995.


ITEM 11.  EXECUTIVE COMPENSATION

  The information called for by this Item is incorporated herein by reference to the definitive proxy statement involving the election of directors which the Company intends to file with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after March 31, 1995.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information called for by this Item is incorporated herein by reference to the definitive proxy statement involving the election of directors which the Company intends to file with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after March 31, 1995.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information called for by this Item is incorporated herein by reference to the definitive proxy statement involving the election of directors which the Company intends to file with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after March 31, 1995.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)  1.   Financial Statements. See Index to Consolidated Financial Statements.

      2. Financial Statement Schedules. See Index to Consolidated Financial Statements.

      3.   Exhibits.

 The following exhibits are filed or incorporated by reference as part of this Registration Statement.

   3.1   -    Articles of Incorporation of the Company, as amended to date./(8)/

   3.3   -    Bylaws of the Company, as amended to date./(4)/

   4.1   -    Specimen Form of Stock Certificate for the Company's registered stock./(4)/

  10.1   -    The Company's 1984 Incentive Stock Option Plan./(2)/

  10.2   -    Pacific Agricultural Holdings, Inc. 1988 Nonstatutory Stock Option
              Plan./(1)/

  10.3   -    Stock Purchase and Fee Agreement dated March 22, 1989 between the
              Company and Mark A. Liggett./(2)/

  10.4   -    Form of Limited Partnership Agreement of Southwest Fruit Growers,
              L.P./(3)/

  10.5   -    Farm Management Agreement dated as of March 28, 1990 between the
              Company and Southwest Fruit Growers, L.P./(3)/

  10.6   -    Promissory Note in the amount of $3,486,868 dated as of March 28,
              1990 issued by Southwest Fruit Growers, L.P. in favor of the
              Company. (Hyder Note)./(3)/

  10.7   -    Promissory Note in the amount of $4,934,922 dated as of March
              28, 1990 issued by Southwest Fruit Growers, L.P. in favor of the Company. (Cadiz Note)./(3)/

  10.8   -    Promissory Note in the amount of $3,141,344 dated as of March 28,
              1990 issued by Southwest Fruit Growers, L.P. in favor of the
              Company. (Farming Note)./(3)/

  10.9   -    Agricultural Lease between Southwest Fruit Growers, L.P. and the
              Company, on the one hand, and Donald Kizirian, on the other hand, dated December 20, 1992./(5)/


  10.10  -    Convertible Promissory Note dated December 15, 1993 in the principal amount of (Pounds)300,000 issued by the Company in favor of Midland Montagu Asset Management./(5)/

  10.11  -    Compensation Agreement dated April 2, 1993 between the Company and
              Dwight Makins./(5)/

  10.12  -    Option Agreement dated April 2, 1993 between the Company and
              Dwight Makins./(5)/

  10.13  -    Compensation Agreement dated April 2, 1993 between the Company and
              J.F.R. Hammond./(5)/

  10.14  -    Option Agreement dated April 2, 1993 between the Company and
              J.F.R. Hammond./(5)/

  10.15  -    Compensation Agreement dated April 2, 1993 between the Company and
              Keith Brackpool./(5)/

  10.16  -    Option Agreement dated April 2, 1993 between the Company and
              Keith Brackpool./(5)/

  10.17  -    Employment Agreement dated December 1, 1992 between the Company and Ted Dutton./(5)/

  10.18  -    Option Agreement dated April 2, 1993 between the Company and
              Ted Dutton./(5)/

  10.19  -    Form of Non-Executive Option Agreement./(5)/

  10.20  -    Second Amendment and Supplement to Stock Purchase and Fee
              Agreement, dated December 23, 1992 between the Company and
              Mark Liggett./(5)/

  10.21  -    Option Agreement dated September 20, 1993 between the
              Registrant and Stephen D. Weinress./(6)/

  10.22  -    Option Agreement dated October 12, 1993 between the Registrant and
              Susan Chapman./(6)/

  10.23  -    Second Loan Modification Agreement dated as of September 15, 1993 by and between the Company, CVDC and Rabobank./(7)/

  10.24  -    Second Agreement to Modify Loans dated September 23, 1993 by and between the Company, CVDC and Ansbacher./(7)/

  10.25  -    Memorandum of Understanding dated January 11, 1994 by and between the Company and the Mojave Water Agency./(7)/


  10.26  -    Third Agreement to Modify Loads dated January 11, 1994 by and between the Company, CVDC and Ansbacher./(7)/

  10.27  -    Third Loan Modification Agreement dated as of January 12, 1994 by and between the Company, CVDC and Rabobank./(7)/

  10.28  -    Letter re: Modification Agreement dated January 20, 1994 from
              Rabobank to the Company./(7)/

  10.29  -    Form of Subscription Agreement between the Company and Purchasers of Placement Shares./(8)/

  10.30  -    Severance and Release Agreement dated August 26, 1993 by and between the Company and George P. Rice./(8)/

  10.31  -    Letter re: Employment dated August 5, 1993 from the Company to
              Stephen D. Weinress./(8)/

  10.32  -    Letter Agreement re: Employment dated October 15, 1993 between the
              Company and Susan K. Chapman./(8)/

  10.33  -    Form of Employment Agreement dated April 11, 1994 between the
              Company and David Peterson./(8)/

  10.34  -    Form of Option Agreement dated April 29, 1994 between the Company and David Peterson./(8)/

  10.35  -    Form of Option Agreement dated May 3, 1994 between the Company and
              Keith Brackpool, Dwight Makins, J.F.R. Hammond, Stephen D.
              Weinress, and Ted W. Dutton, respectively./(8)/

  10.36  -    Form of Option Agreement dated May 3, 1994 between the Company and
              Susan K. Chapman./(8)/

  10.37  -    Form of Option Agreement dated May 5, 1994 between the Company and
              James R. Smirl./(8)/

  10.38  -    Letter Agreement re: Services dated August 31, 1994 between the
              Company and Prudential Securities Incorporated.

  10.39  -    Letter Agreement re: Services dated October 5, 1994 between L.H.
              Friend, Weinress & Frankson, Inc. and Prudential Securities
              Incorporated.

  10.40  -    Letter Agreement re: Services dated February 1, 1995 between the
              Company and L.H. Friend, Weinress, Frankson & Presson, Inc.

  10.41  -    Loan Agreement dated March 15, 1995 between the Company, CVDC and
              Ansbacher.


  10.42  -    Fourth Loan Modification Agreement dated March 15, 1995 between the Company, CVDC and Rabobank.

  10.43  -    Form of Option Agreement dated April 20, 1995 between the Company and David Peterson.

   21.1  -    List of Subsidiaries.

   23.1  -    Consent of Independent Accountants (included in Part IV of the
              Form 10-K).

_______________________
/1/ Previously filed as Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1988.

/2/ Previously filed as Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1989.

/3/ Previously filed as Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990.

/4/ Previously filed as Exhibit to the Company's Report on Form 8-K dated May 6, 1992.

/5/ Previously filed as Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.

/6/ Previously filed as Exhibit to the Company's Registration Statement on Form S-8 (Registration No. 33-73936) effective January 10, 1994.

/7/ Previously filed as Exhibit to the Company's Report on Form 10-Q for the quarter ended December 31, 1993.

/8/ Previously filed as Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-75642) declared effective May 16, 1994.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CADIZ LAND COMPANY, INC.

By:  /s/  Keith Brackpool      By:  /s/  Susan K. Chapman
     --------------------           ---------------------
     Keith Brackpool,               Susan K. Chapman,
     Chief Executive Officer        Chief Financial Officer
      and Director                   and Secretary


     Date: June 28, 1995            Date:  June 28, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         NAME AND POSITION                            DATE
         -----------------                            ----

         /s/ Dwight Makins                         June 28, 1995
- ----------------------------------------
Dwight Makins, Chairman of the Board
  and Director



        /s/ Keith Brackpool                        June 28, 1995
- ----------------------------------------
Keith Brackpool, Chief Executive Officer
  and Director (Principal Executive Officer)



        /s/ Susan K. Chapman                       June 28, 1995
- ----------------------------------------
Susan K. Chapman, Chief Financial Officer
  and Secretary (Principal Financial
  and Accounting Officer)



        /s/ J.F.R. Hammond                         June 28, 1995
- ----------------------------------------
J.F.R. Hammond, Director



        /s/ Stephen D. Weinress                    June 28, 1995
- ----------------------------------------
Stephen D. Weinress, Director

                            CADIZ LAND COMPANY, INC.

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             AND SUPPLEMENTARY DATA




                                                              Page (s)
                                                              --------
FINANCIAL STATEMENTS:
- --------------------

  Report of Independent Accountants                                30

  Consolidated Balance Sheet at March 31, 1995 and 1994         31-32

  Consolidated Statement of Cash Flows for the
   three years ended March 31, 1995                                33

  Consolidated Statement of Operations for the
   three years ended March 31, 1995                                34

  Consolidated Statement of Stockholders' Equity for the
   three years ended March 31, 1995                                35

  Notes to the Consolidated Financial Statements                36-47

FINANCIAL STATEMENT SCHEDULES:
- -----------------------------

  Report of Independent Accountants                                48

  Schedule VIII - Valuation and Qualifying Accounts                49

  Schedule XI - Real Estate and Accumulated Depreciation           50

(Schedules other than those listed above have been omitted since they are either not required, inapplicable, or the required information is included on the financial statements or notes thereto.)

                             [PRICE WATERHOUSE LLP]
                                   LETTERHEAD



                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of
Cadiz Land Company, Inc.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cadiz Land Company, Inc. and its subsidiaries at March 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP
- ------------------------
PRICE WATERHOUSE LLP
Los Angeles, California
June 9, 1995

                            CADIZ LAND COMPANY, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                ($ in thousands)

                                                                  MARCH 31,
                                                            -------------------
                                                              1995       1994
                                                            ---------  --------
Cash and cash equivalents                                    $ 2,454   $ 4,408

Inventory                                                        198       -0-

Net assets of discontinued segment                               -0-        57
Property and equipment, net (Note 3)                           2,308     1,137

Land and improvements, net (Note 4)
 Developed property                                            9,715    10,044
 Unimproved land                                              11,792    11,563

Water transfer projects (Note 5)                               1,764       217

Excess of purchase price over net assets acquired, net         5,389     5,623
Debt issue costs and other assets                              1,268     1,009
                                                             -------   -------
                                                             $34,888   $34,058
                                                             =======   =======

       See accompanying notes to the consolidated financial statements.

                           CADIZ LAND COMPANY, INC.

                          CONSOLIDATED BALANCE SHEET

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                               ($ in thousands)


                                             MARCH 31,
                                        --------------------
                                          1995       1994
                                        --------   ---------
Accounts payable                        $  1,174    $  1,034

Other liabilities                            385         558

Debt (Note 6)                             16,381      13,740

Contingencies (Note 9)

Stockholders' equity (Note 1)
 Common stock - $.01 par value,
  24,000,000 shares authorized;
  shares issued and outstanding
  - 16,988,454 at March 31, 1995
  and 15,430,864 at March 31, 1994           170         154

 Additional paid-in-capital               62,687      59,890
 Accumulated deficit                     (45,909)    (41,318)
                                        --------    --------

Total stockholders' equity                16,948      18,726
                                        --------    --------

                                        $ 34,888    $ 34,058
                                        ========    ========

       See accompanying notes to the consolidated financial statements.

                            CADIZ LAND COMPANY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in thousands)


                                                                         YEARS ENDED MARCH 31,
                                                                 ------------------------------------
                                                                   1995         1994          1993
                                                                 -------      --------       -------

Cash flows from operating activities:
  Loss from continuing operations                                $(4,591)     $ (3,751)      $(4,087)
  Adjustments to reconcile loss from
    continuing operations to net cash
    used for continuing operating activities:
       Depreciation and amortization                               1,450         1,029           687
       Extraordinary gains on debt settlement                       (115)         (343)          -0-
       Stock issued for services                                     -0-            17            80
       Interest capitalized to debt                                  734           760           -0-
       The effect on net cash used for continuing
         operating activities from changes in assets
         and liabilities:
           Inventory and notes receivable                           (198)           19            24
           Other assets                                             (158)         (396)          (20)
           Accounts payable and  other liabilities                   (12)         (762)        1,021
                                                                 -------      --------       -------

  Net cash used for continuing operating activities               (2,890)       (3,427)       (2,295)
  Net cash provided by (used for) discontinued
    operating activities                                              57            52          (567)
                                                                 -------      --------       -------

  Net cash used for operating activities                          (2,833)       (3,375)       (2,862)
                                                                 -------      --------       -------

Cash flows from investing activities:
  Land purchase and development                                     (315)       (1,441)       (1,654)
  Water transfer projects                                         (1,547)         (217)          -0-
  Additions to property and equipment                             (1,506)         (406)         (163)
                                                                 -------      --------       -------

  Net cash used for investing activities                          (3,368)       (2,064)       (1,817)
                                                                 -------      --------       -------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                       2,307         11,925        4,307
  Proceeds from issuance of debt                                   2,470          2,485          465
  Principal payments on debt                                        (530)        (4,622)        (761)
                                                                 -------       --------      -------

  Net cash provided by financing activities                        4,247          9,788        4,011
                                                                 -------       --------      -------

Net increase (decrease) in cash                                   (1,954)         4,349         (668)
Cash, beginning of year                                            4,408             59          727
                                                                 -------       --------      -------

Cash, end of year                                                $ 2,454       $  4,408      $    59
                                                                 =======       ========      =======

       See accompanying notes to the consolidated financial statements.

                           CADIZ LAND COMPANY, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                    ($ in thousands except per share data)

                                                                       YEARS ENDED MARCH 31,
                                                                 ------------------------------------
                                                                  1995          1994          1993
                                                                 -------       -------       -------
Revenues                                                         $   543       $   190       $   -0-
                                                                 -------       -------       -------
Costs and expenses
    Resource development                                           2,166         1,344           702
    General and administrative                                     1,641         1,998         2,249
    Amortization                                                     234           234           234
                                                                 -------       -------       -------

                                                                   4,041         3,576         3,185
                                                                 -------       -------       -------

Operating loss                                                    (3,498)       (3,386)       (3,185)

Interest expense, net                                              1,208           853           902
                                                                 -------       -------       -------

Loss before discontinued operations
  and extraordinary item                                          (4,706)       (4,239)       (4,087)

Gain (loss) on disposal of
  discontinued segment                                               -0-           145           -0-
                                                                 -------       -------       -------

Loss before extraordinary item                                    (4,706)       (4,094)       (4,087)

Extraordinary item - gain on debt
  settlement (Note 6)                                                115           343           -0-
                                                                 -------       -------       -------

Net loss                                                         $(4,591)      $(3,751)      $(4,087)
                                                                 =======       =======       =======

Earnings (loss) per share:
  Loss before discontinued operations
    and extraordinary item                                       $  (.29)      $  (.33)      $  (.47)
  Gain (loss) on disposal of
    discontinued segment                                             -0-           .01           -0-
  Extraordinary item                                                 .01           .03           -0-
                                                                 -------       -------       -------

Net loss per share                                               $  (.28)      $  (.29)      $  (.47)
                                                                 =======       =======       =======

       See accompanying notes to the consolidated financial statements.

                            CADIZ LAND COMPANY, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                ($ in thousands)



                                                               COMMON STOCK                                          TOTAL
                                                      ------------------------------   PAID-IN    ACCUMULATED    STOCKHOLDERS
                                                          SHARES           AMOUNT      CAPITAL      DEFICIT         EQUITY
                                                      ---------------   ------------   --------   ------------   -------------
Balance as of March 31, 1992                              7,644,719         $ 77        $40,736     $(33,480)       $  7,333

Issuance of shares in
 connection with private
 placements                                               2,311,844           23          4,180                        4,203

Issuance of stock warrants
 for services                                               145,000            1              7                            8

Issuance of shares for
 professional services                                      103,300            1            174                          175

Net loss                                                                                              (4,087)         (4,087)
                                                         ----------         ----        -------     --------        --------
Balance as of March 31, 1993                             10,204,863          102         45,097      (37,567)          7,632

Issuance of shares in
 connection with private
 placements                                               4,320,000           43         11,832                       11,875

Issuance of stock upon
 conversion of debt                                         512,251            5          1,358                        1,363

Issuance of shares for
 professional services                                      155,000            1            541                          542

Issuance of stock for
 vineyard parcel                                             78,750            1            235                          236

Issuance of stock warrants
 for services                                                                               779                          779

Exercise of stock options                                   160,000            2             48                           50

Net loss                                                                                              (3,751)         (3,751)
                                                         ----------         ----        -------     --------        --------
Balance as of March 31, 1994                             15,430,864          154         59,890      (41,318)         18,726

Issuance of shares for
 professional services                                      110,000            1            384                          385

Issuance of stock warrants
 for services                                                                               121                          121

Exercise of stock options
 and warrants                                             1,447,590           15          2,292                        2,307

Net loss                                                                                              (4,591)         (4,591)
                                                         ----------         ----        -------     --------        --------
Balance as of March 31, 1995                             16,988,454         $170        $62,687     $(45,909)       $ 16,948
                                                         ==========         ====        =======     ========        ========

       See accompanying notes to the consolidated financial statements.

                           CADIZ LAND COMPANY, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - CURRENT STATUS AND DESCRIPTION OF BUSINESS
- ---------------------------------------------------

BUSINESS OF THE COMPANY
- -----------------------

Cadiz Land Company, Inc. (the "Company") identifies, acquires and develops properties (to date in the desert regions of Southern California) which have significant indigenous supplies of water. The Company currently owns or controls approximately 41,700 acres, with its largest property totalling approximately 31,800 acres at Cadiz, California.

The Company's primary objective is to maximize the long-term value of each of its properties through strategic use of the water resources associated with the properties. Management believes that, with the increasing scarcity of water supplies in California and increasing demand, the value of properties with sizable assured supplies of water will continue to appreciate. The various means by which the land and water resources available to these properties can be used are evaluated by management on an ongoing basis. The alternatives available to the Company include the transfer of water to third party users and/or the development of the properties, using indigenous water sources, for agricultural, commercial or residential purposes.

CURRENT OPERATING ENVIRONMENT
- -----------------------------

The transfer of water to third party users, both from the Cadiz property and from other Company properties, is being actively pursued by the Company. It is expected that water from the Cadiz water transfer project will be sold to various California water agencies pursuant to water delivery contracts which the Company is currently negotiating. The Company expects that this water delivery project, when completed, will be capable of delivering between 30,000 and 50,000 acre-feet of water per year under long-term water delivery contracts. The Company has also commenced water development operations at its landholdings in the Piute valley which are expected to be capable of delivering approximately 10,000 to 15,000 acre-feet of water per year.

During the past year, since entering into a Memorandum of Understanding ("MOU") with the Mojave Water Agency ("MWA"), the Company has made significant progress. In June 1994, the MWA Board of Directors, by unanimous approval, authorized MWA staff to proceed with the environmental assessment of the proposed Cadiz water transfer project and to serve as Lead Agency for purposes of complying with the California Environmental Quality Act ("CEQA") upon completion and acceptance of a Final Draft Feasibility Report. The Final Draft Feasibility Report, prepared for the project under the joint review of the Company and MWA, included the various results of independent studies conducted throughout the year. The Company has submitted to MWA both this report and a Conceptual Ground Water Management Plan which clarifies many of the hydrological features and resource management concepts of the proposed water transfer project. The Company expects that all remaining required environmental reports will be filed within fiscal 1996. In addition, the specific terms of the Company's proposals with the water agencies are expected to be submitted for public review during this same time period.

                           CADIZ LAND COMPANY, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CURRENT STATUS AND DESCRIPTION OF BUSINESS  (CONTINUED)
- ---------------------------------------------------

The Company has also commenced water development operations at its landholdings in the Piute valley, which is located approximately 12 miles from the Colorado River near the town of Needles, California. Following the drilling of a production well on the property in February 1995, and the results of preliminary engineering tests, the Company has determined both the quantity and the quality of the underlying water to be suitable for commercial development and that the depth of the ground water table allows for economic production of ground water. The Company believes that the Piute water transfer project is both technically and economically feasible and is currently analyzing its options for development.

Additionally, agricultural development has been an integral part of the Company's ongoing business strategy as a means of maximizing the value of the Company's landholdings and a way to generate cash flow from such landholdings. As of March 31, 1995, 800 acres have been developed to table grapes, 560 acres have been developed to citrus, and 240 acres have been planted to various row crops. In addition to the land improvements, seven production wells, drip and micro spray irrigation systems and facilities to accommodate a temporary contract labor force have been installed.

The Company has raised objections to a proposed waste landfill project to be located adjacent to its Cadiz landholdings. It is management's opinion that the proposed project, as currently designed, poses environmental risks both to the Company's agricultural operations at Cadiz and to the ground water basin underlying the Cadiz property.

Pursuant to its business strategy, the Company utilizes its working capital primarily for development purposes; that is, for purposes designed to increase long-term value of its properties. As the Company does not expect to receive significant revenues from its water transfer projects until 1997, the Company has been required to obtain financing to bridge the gap between the time development expenses are incurred and the time that a revenue stream will commence. During the fiscal years ended March 31, 1994 and 1993, the Company raised $11.9 million and $4.2 million, respectively, from external sources which was used for debt reduction, the purchase and development of land, and working capital. In March 1995, the Company received $2.45 million from an additional loan facility provided by its primary lender which is expected to fund the majority of the Company's working capital requirements for the next fiscal year. As stock options with an aggregate exercise price of approximately $9.5 million are currently outstanding, any remaining working capital needs during fiscal 1996 can potentially be met through the exercise of these stock options. Other possible alternatives include deposits from water agencies or other pre-sale arrangements related to the Company's water transfer projects or via a combination of debt or equity placements. Management is confident that sufficient working capital can be raised to allow the Company to continue to pursue its business strategies during fiscal 1996, although no assurance can be made.

                           CADIZ LAND COMPANY, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CURRENT STATUS AND DESCRIPTION OF BUSINESS  (CONTINUED)
- ---------------------------------------------------

ORGANIZATION AND MERGER
- -----------------------

In order to effectuate the reincorporation of the Company into the State of Delaware, on May 26, 1992, Pacific Agricultural Holdings, Inc. ("PAH"), as the Company was formerly known, merged with and into its wholly owned subsidiary, Cadiz Land Company, Inc. ("CLCI"), with CLCI the surviving entity. Concurrently with the reincorporation, the Company authorized 100,000 preferred shares and approved a one-for-five reverse stock split of the common shares. CLCI did not conduct any operations prior to the effective date of this merger.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ---------------------------------------------------

PRINCIPLES OF CONSOLIDATION
- ---------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Cadiz Valley Development Corporation, Inc. and Southwest Fruit Growers Limited Partnership, a limited partnership ("SWFG") in which the Company is the general partner and has an approximate 65.4 percent partnership interest. SWFG owns a total of 680 acres of table grape vineyard and 2,560 acres of undeveloped land at Cadiz, California. Allocable losses incurred in the year ended March 31, 1991 served to eliminate the minority interest. All material intercompany balances and activity have been eliminated from the consolidated financial statements.

DEVELOPED PROPERTY
- ------------------

Developed property is stated at cost which management believes is less than net realizable value. Cost includes land acquisitions and improvements, and, during development periods, interest and direct holding costs which consist principally of net farming costs. The development costs associated with mature properties are depreciated on a straight-line basis over the estimated productive life of the property.

UNIMPROVED LAND
- ---------------

Unimproved land consists of approximately 40,280 acres of undeveloped land in Cadiz, Piute and other desert regions of California. Unimproved land is stated at cost, which management believes is less than net realizable value.

                           CADIZ LAND COMPANY, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)
- ---------------------------------------------------

PROPERTY AND EQUIPMENT
- ----------------------

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally five to fifteen years for land improvements and buildings, seven years for machinery and equipment, two to six years for autos and trucks and four years for office furniture and equipment.

WATER TRANSFER PROJECTS
- -----------------------

The water transfer projects are stated at cost, which management believes is less than net realizable value. Costs directly attributable to the development of the Cadiz and Piute water transfer projects, such as drilling costs, hydrological costs, and other fees are being capitalized.

INVENTORY
- ---------

Growing crops are stated at the lower of cost or estimated market. Cost consists of cultural and harvest costs and are accumulated by commodity.

REVENUES
- --------

Revenues from crop proceeds are recorded when received.

AMORTIZATION
- ------------

The excess of purchase price over net assets acquired is being amortized at the rate of $234,000 annually on a straight-line basis over thirty years. Accumulated amortization was $1,617,000 and $1,383,000 at March 31, 1995 and 1994, respectively. The Company reviews the recoverability of intangible assets by comparing projected operating income on an undiscounted basis to the net book value of the related assets.

DEBT ISSUE COSTS
- ----------------

Debt issue costs relate to the March 1995 and January 1994 debt agreements as described in Note 6. These charges totalled approximately $593,000 and $850,000, respectively, and are being amortized over the remaining life of the debt. The accumulated amortization at March 31, 1995 is $361,000.

                           CADIZ LAND COMPANY, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)
- ---------------------------------------------------

STATEMENT OF CASH FLOWS
- -----------------------

For purposes of the statement of cash flows, the Company considers any highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents. Cash paid for interest, during 1995, 1994, and 1993 was $6,000, $131,000, and $789,000, respectively. Interest capitalized and added to principal, in accordance with debt arrangements, totalled $734,000 and $760,000 in 1995 and 1994, respectively. In addition, interest of approximately $250,000 was capitalized as part of the development cost of the citrus orchard in 1994 and 1993. Interest related to the citrus orchard was not capitalized in 1995 as the orchard produced its first harvest in fiscal 1995.

  Non-cash transactions have been excluded from the statement of cash flows in all years presented. There were no significant non-cash transactions in 1995, however, significant non-cash transactions in 1994 consisted of assets exchanged for debt ($.4 million), stock issued for debt ($1.4 million), stock issued for property ($.2 million) and stock issued for fees ($.5 million) and in 1993, the cancellation of debt in exchange for assets ($1.2 million). Cash provided by or used for the Company's discontinued agribusiness segment is recorded net in the consolidated statement of cash flows.

INCOME TAXES
- ------------

Income taxes are accounted for using an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates.

EARNINGS PER SHARE
- ------------------

Earnings per share is computed for each year presented using the weighted average number of shares outstanding during the year. The weighted average number of shares outstanding used to calculate earnings per share were approximately 16.5 million, 12.8 million and 8.7 million, for the years ended March 31, 1995, 1994, and 1993, respectively.

DISCONTINUED OPERATIONS
- -----------------------

In December 1990, the Company decided to terminate its agribusiness operations which involved farm management and farm contract services in connection with the development and maintenance of certain permanent specialty crops. These operations were not profitable and at the same time required substantial working capital. Agribusiness assets and liabilities pertaining to discontinued operations are included on the balance sheet as "Net assets of discontinued segment". Agribusiness revenue and expenses pertaining to discontinued operations are charged to applicable reserves or are included on the statement of operations as "Gain (loss) on disposal of discontinued segment".

                           CADIZ LAND COMPANY, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)
- ---------------------------------------------------

NEW ACCOUNTING STANDARD
- -----------------------

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS No. 121 establishes new guidance in accounting for the impairment of long-lived assets, including identifiable intangibles. When circumstances indicate that the carrying amount of the asset may not be recoverable as demonstrated by estimated cash inflows, an impairment loss shall be recorded based on fair value. Management believes SFAS No. 121 will have no material effect on the financial statements of the Company upon adoption in fiscal 1997.

RECLASSIFICATIONS
- -----------------

Certain reclassifications have been made to the March 31, 1994 balances to conform with the March 31, 1995 presentation.


NOTE 3 - PROPERTY AND EQUIPMENT
- -------------------------------

Property and equipment consisted of the following (net of accumulated depreciation, in thousands):

                                        MARCH 31,
                                    ------------------
                                      1995      1994
                                    --------   -------

Land improvements                   $ 1,732    $  735
Buildings                               730       543
Equipment                               365       346
Autos and trucks                        303       178
Office furniture and equipment          292       160
                                    -------    ------
                                      3,422     1,962

Less accumulated depreciation        (1,114)     (825)
                                    -------    ------

                                    $ 2,308    $1,137
                                    =======    ======


                           CADIZ LAND COMPANY, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LAND AND IMPROVEMENTS
- ------------------------------

Developed property consisted of the following (net of accumulated depreciation, in thousands):

                                        MARCH 31,
                                   -------------------
                                     1995       1994
                                   --------   --------

Land                               $ 2,307    $ 2,307
Citrus orchard                       3,613      3,599
Vineyard                             4,885      4,885
                                   -------    -------

                                    10,805     10,791
Less accumulated depreciation       (1,090)      (747)
                                   -------    -------

                                   $ 9,715    $10,044
                                   =======    =======

Unimproved land consisted of the costs directly related to the acquisition of approximately 40,000 acres, such as the cost to purchase, commissions, real estate taxes and legal and other professional fees.


NOTE 5 - WATER TRANSFER PROJECTS
- --------------------------------

The Company currently has two water transfer projects under development. All costs directly attributable to the development of the water transfer projects are being capitalized by the Company. These costs consist of drilling costs, hydrological costs, consulting fees for various engineering, environmental and feasibility studies, and other professional and legal fees. Both water transfer projects are stated at cost, which management believes is less than net realizable value.


NOTE 6 - LONG-TERM DEBT
- -----------------------

The Company maintains its primary financing relationships with Cooperative Centrale Raiffeisen-Boerenleenbank B.A. (Rabobank) and Henry Ansbacher & Co. Limited (Ansbacher), collectively the "Banks". At March 31, 1995, the Company's obligations to Rabobank and Ansbacher amounted to $9.1 million and $7.7 million, respectively. Ansbacher and Rabobank hold senior and subordinate deeds of trust, respectively, on substantially all of the Company's property.

                           CADIZ LAND COMPANY, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LONG-TERM DEBT  (CONTINUED)
- -----------------------

At March 31, 1995, and 1994, the Company's outstanding debt is summarized as follows (in thousands):

                     1995      1994
                   --------   -------

Rabobank           $ 9,100    $ 8,807
Ansbacher            7,713      4,944
Other                   48        544
                   -------     ------
                    16,861     14,295
Debt discount         (480)      (555)
                   -------    -------
                   $16,381    $13,740
                   =======    =======

In furtherance of the Company's business strategy and in light of the Company's progress with its business plan, in 1993, the Banks completed arrangements which allowed for both banks to accrue and capitalize monthly interest payments through December 31, 1994, the maturity date of the loans. In consideration of this restructuring, the Company issued each of the Banks 125,000 warrants to purchase the Company's common stock at $.05 per share exercisable for three years following the date of issuance. In addition, Ansbacher and Rabobank received additional collateral in the form of senior and subordinate deeds of trust, respectively, on the Homer and Piute properties.

In January 1994 the Banks entered into a further arrangement regarding the Company's debt. Under terms of this arrangement, the Banks extended the maturity dates of the Company's debt until January 31, 1997, and fixed the interest rates for the period. Rabobank and Ansbacher agreed to accrue and capitalize interest payments through December 1994 and January 1997, respectively. In connection with this arrangement, interest was capitalized during the year ended March 31, 1995 and 1994 in the amount of $734,000 and $760,000, respectively. Ansbacher agreed to give the Company a line of credit of approximately $800,000 which may be used to pay interest quarterly to Rabobank with effect from January 1995 and which will expire on March 3, 1997. In addition, the Company reduced its obligation to Rabobank by $4,000,000 by way of a $2,000,000 advance from Ansbacher, together with $2,000,000 of proceeds raised from a private placement in January 1994.

In consideration for the above mentioned arrangements Rabobank returned and cancelled 533,000 outstanding warrants in exchange for new warrants exercisable as to a total of 175,000 shares of common stock. The total value of these warrants, $604,000, has been recorded as a debt discount and will be amortized over the remaining term of the debt. Ansbacher received 100,000 shares of common stock as an arrangement fee and 50,000 shares of common stock as an advisory fee valued at $3.50 per share. Additionally, the Company agreed to convert $770,000 of debt to Ansbacher into 220,000 shares of common stock.

                           CADIZ LAND COMPANY, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LONG-TERM DEBT  (CONTINUED)
- -----------------------

On March 15, 1995, the Company entered into an agreement whereby Ansbacher would provide a loan facility in two separate advances, both of which in the aggregate will total $3,000,000. The first advance in the amount of $2,450,000, issued on March 31, 1995, was used to reduce the Company's existing obligation to Rabobank and to reimburse Rabobank for various fees and expenses from this and previous arrangements in the amount of $250,000 and provide the Company with $2,200,000 to be applied toward the Company's estimated working capital requirements through March 31, 1996. The second advance in the amount of $550,000, which the Company expects to draw down on April 1, 1996, is anticipated to be applied toward the Company's estimated working capital requirements for the fiscal year ending March 31, 1997. Ansbacher agreed to accrue and capitalize interest on the outstanding principal amount of these advances through January 1997.

In consideration for the above agreement, Ansbacher received 110,000 shares of common stock valued at $3.50 per share. The Company also issued to Rabobank 35,000 warrants to purchase the Company's common stock at $.05 per share exercisable for three years following the date of issuance. The total value of these warrants, $121,000, has been recorded as a debt discount and will be amortized over the remaining term of the debt. In addition, Rabobank agreed to subordinate to Ansbacher's senior security interests in substantially all of the Company's property.

In June 1994, the Company retired a note payable in the amount of $249,000 to an individual at a discounted amount, resulting in an extraordinary gain of $115,000. The note, which originated in 1985, was scheduled to be retired with a balloon payment in December 1996.

In June 1993, the Company entered into a transaction by which debt was exchanged for commercial property resulting in a gain of $300,000. In addition, during December 1993, the Company recorded an additional gain of $43,000 on the settlement of a debt at less than book value. The total gain from these two transaction resulted in an extraordinary gain of $343,000 and was recorded as such for the year ended March 31, 1994.

The rate in effect on the Rabobank debt was 4.81 percent at March 31, 1995. The average rate in effect on the Ansbacher debt was 6.59 percent at March 31, 1995. Aggregate maturities of debt for years subsequent to March 31, 1995 are approximately as follows: 1996 - $34,000; 1997 -$16,820,000; 1998 - $7,000 and
none thereafter.

                           CADIZ LAND COMPANY, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES
- ---------------------

As of March 31, 1995, the Company has a net operating loss (NOL) carryforward of approximately $48,300,000 for federal and $20,100,000 for state income tax purposes. For financial statement purposes, as of March 31, 1995, the Company has a net operating loss carryforward of $42,500,000 and $17,900,000 for federal and state purposes, respectively. Such carryforwards expire in varying amounts through the year 2010. For financial reporting purposes, the tax benefit resulting from utilization of such NOL carryforward will be applied to reduce the excess of purchase price over net assets acquired.

In accordance with the Tax Reform Act of 1986, NOL utilization may be subject to an annual limitation. When there is a change in ownership of more than 50 percent (as defined) of a corporation, the use of any NOL existing at the date of the change of ownership is limited annually to an amount defined by the law. Based upon such formula, and as a result of the merger between AridTech and PAS and stock issuances subsequent to that merger, use of approximately $42,300,000 of the federal NOL is limited to approximately $2,200,000 per year. From the date of the merger to the date of the latest ownership change in September 1993, utilization of the federal NOL was limited to $1,000,000. At March 31, 1995, approximately $14,800,000 of federal NOL is currently available for use.
Similar limitations apply also to the state NOL carryforward.

Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities and available carryforwards. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for the year end March 31, 1995 were as follows (in thousands):

Basis difference in partnership interest      $ (3,884)
Net operating loss                              18,275
State taxes                                       (364)
Other                                              194
                                              --------

Net deferred tax asset                        $ 14,221
                                              ========

Valuation allowance                           $(14,221)
                                              ========

                           CADIZ LAND COMPANY, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES  (CONTINUED)
- ---------------------

A reconciliation of the provision (credit) for income taxes to the statutory federal income tax rate is as follows (in thousands):

                                                 YEARS ENDED MARCH 31,
                                            -------------------------------
                                              1995        1994       1993
                                            ---------   --------   --------
Expected federal income tax
 expense (credit) at 34%                      $(1,561)   $(1,276)   $(1,389)
Net operating loss carryforward
 for financial reporting purposes
 (for which benefit is fully reserved)          1,468      1,197      1,310
Amortization                                       79         79         79
Other nondeductible expenses                       14        -0-        -0-
                                              -------    -------    -------
                                              $    -0-   $   -0-    $   -0-
                                              =======    =======    =======

NOTE 8 - STOCK OPTIONS AND WARRANTS
- -----------------------------------

The Company issues stock options which are not pursuant to a plan. During the year ended March 31, 1995, the Board of Directors of the Company granted options to purchase 1,872,000 shares of the Company's common stock at an exercise price of $4.00 per share to $5.00 per share of which 400,000 options are conditional based upon terms of employment and certain performance criteria. The recipients of all such options were officers, directors, consultants, and employees of the Company. During the fiscal year ended March 31, 1995, 1,447,590 shares of the Company's common stock were issued as a result of the exercise of stock options and warrants, providing gross proceeds to the Company of $2,307,000.

Subsequent to March 31, 1995, 40,000 shares of the Company's common stock were issued through the exercise of outstanding options resulting in gross proceeds to the Company of $50,000. In addition, subsequent to March 31, 1995, the Company granted options to purchase 100,000 shares of the Company's common stock at an exercise price of $4.25 per share to an officer and an employee of the Company. These options are conditional based upon terms of employment and certain performance criteria.

                           CADIZ LAND COMPANY, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK OPTIONS AND WARRANTS  (CONTINUED)
- -----------------------------------

The following table summarizes options granted and outstanding as of March 31, 1995 which were not issued pursuant to a plan. All options listed below were issued to officers, directors, consultants and other employees.

                                 OPTIONS OUTSTANDING           PRICE
                                        NUMBER                 RANGE
                                 -------------------           -----

Outstanding at March 31, 1994          1,801,890           $0.75 to $5.00

  Granted                              1,872,000           $4.00 to $5.00
  Exercised                           (1,333,890)          $0.75 to $4.00
  Cancelled or expired                    (4,500)              $4.625
                                      ----------

Outstanding at March 31, 1995          2,335,500*          $1.25 to $5.00
                                      ==========

(*) Expiration dates vary from June 13, 1995 to May 3, 1999.


NOTE 9 - CONTINGENCIES
- ----------------------

A legal action is pending against the Company in which claims for money damages are asserted. However, on May 2, 1994, the plaintiffs' claims in this action were dismissed with prejudice and cannot be asserted again. In addition, the Company was awarded full reimbursement for all of its legal fees and costs incurred in defending this action. Subsequently, the plaintiffs filed several motions for a new trial, all of which were denied. The plaintiffs recently filed an appeal from the court judgement which is currently pending. A decision is not likely for at least six months and may take as long as a year.
Meanwhile, the plaintiffs have posted a cash bond totalling over $500,000 from which the Company can collect its judgement if the trial court's decisions are affirmed. The Company has not recorded a gain contingency in connection with this matter.

                             [PRICE WATERHOUSE LLP]
                                   LETTERHEAD



                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES



To the Board of Directors
and Shareholders of
Cadiz Land Company, Inc.

Our audits of the consolidated financial statements referred to in our report dated June 9, 1995 appearing with the consolidated financial statements included in this Form 10-K also included an audit of the Financial Statement Schedules listed in the index on page 29 of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/  Price Waterhouse LLP
- -------------------------
PRICE WATERHOUSE LLP
Los Angeles, California
June 9, 1995

                            CADIZ LAND COMPANY, INC.

                                 SCHEDULE VIII

                       VALUATION AND QUALIFYING ACCOUNTS

                For the years ended March 31, 1995, 1994 & 1993
                                 (in thousands)


                                                        ADDITIONS
                               BALANCE AT   -----------------------------------                 BALANCE
                               BEGINNING        CHARGED TO         CHARGED TO                   AT END
                               OF PERIOD    COSTS AND EXPENSES   OTHER ACCOUNTS   DEDUCTIONS   OF PERIOD
                               ----------   ------------------   --------------   ----------   ---------
Fiscal year ended
 March 31, 1995

  Allowance for
   doubtful accounts             $  -0-            $-0-               $ -0-         $  -0-      $  -0-

  Allowance for
   discontinued
    operation losses                -0-             -0-                 -0-            -0-         -0-

  Amortization of excess
   of purchase price over
   net assets acquired            1,383             234                 -0-            -0-       1,617
                                 ------            ----               -----         ------      ------
                                 $1,383            $234               $ -0-         $  -0-      $1,617
                                 ======            ====               =====         ======      ======

Fiscal year ended
 March 31, 1994

  Allowance for
   doubtful accounts             $  218            $-0-               $ -0-         $  218      $  -0-

  Allowance for
   discontinued
   operation losses                  75             -0-                 -0-             75         -0-

  Amortization of excess
   of purchase price over
   net assets acquired            1,150             233                 -0-            -0-       1,383
                                 ------            ----               -----         ------      ------
                                 $1,443            $233               $ -0-         $  293      $1,383
                                 ======            ====               =====         ======      ======

Fiscal year ended
 March 31, 1993

  Allowance for
   doubtful accounts             $3,079            $-0-               $ -0-         $2,861      $  218

  Allowance for
   discontinued
   operation losses                 622             -0-                 -0-            547          75

  Amortization of excess
   of purchase price over
   net assets acquired              916             234                 -0-            -0-       1,150
                                 ------            ----               -----         ------      ------
                                 $4,617            $234               $ -0-         $3,408      $1,443
                                 ======            ====               =====         ======      ======

                            CADIZ LAND COMPANY, INC.
                                  SCHEDULE XI

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                 March 31, 1995
                                 (in thousands)


                                            INITIAL COST        COST CAPITALIZED          NET AMOUNT AT WHICH
                                             TO COMPANY     SUBSEQUENT TO ACQUISITION   CARRIED AT CLOSE OF PERIOD
                                            ------------    -------------------------  ----------------------------
                                              LAND AND                       CARRYING     ACCUMULATED    LAND AND
         DESCRIPTION         ENCUMBRANCES   IMPROVEMENTS      IMPROVEMENTS     COSTS     DEPRECIATION  IMPROVEMENTS   ACQUIRED
- --------------------------   ------------   ------------    ---------------  --------   -------------  ------------   --------

Unimproved land, Cadiz, CA       (1)           $ 8,421                        $  657       $  (292)       $ 8,786     May 1988

Unimproved land, Piute, CA       (1)             1,179                            96                        1,275   January 1993

Unimproved land, Homer, CA       (1)             1,086                            14                        1,100   September 1993

Unimproved land, Other           (1)               189                             1                          190     July 1994

Agricultural land, planted
 to citrus, Cadiz, CA            (1)               160          $3,779           252          (180)         4,011     May 1988

Agricultural land planted
 to grapes, Cadiz, CA            (1)             6,486                                        (782)         5,704    March 1990

Miscellaneous investments        (1)                                             441                          441
                                               -------          ------        ------       -------        -------

                                               $17,521          $3,779        $1,461       $(1,254)       $21,507
                                               =======          ======        ======       =======        =======

(1) Included in collateral securing debt totalling $16.8 million.

                            CADIZ LAND COMPANY, INC.

                              NOTE TO SCHEDULE XI

                    Real Estate and Accumulated Depreciation
                                 (in thousands)




                                            FISCAL YEAR ENDED MARCH 31,
                                            ---------------------------
                                             1995      1994      1993
                                            -------   -------   -------

Carrying cost of land and improvements
 at beginning of period                     $21,607   $20,057   $18,327

Additions:
 Acquisitions                                   189       591     1,055
 Option payments                                -0-       495       350
 Improvements                                    14       273       206
 Capitalized carrying cost                      113       427       355
                                            -------   -------   -------

                                                316     1,786     1,966
                                            -------   -------   -------

Deductions:
 Depreciation of developed property             416       236       236
                                            -------   -------   -------

                                                416       236       236
                                            -------   -------   -------

Balance at end of period                    $21,507   $21,607   $20,057
                                            =======   =======   =======

                       CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-73936) of Cadiz Land Company, Inc. of our report dated June 9, 1995 appearing with the Consolidated Financial Statements included in this Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appears on page 30 of this Form 10-K.


/s/  Price Waterhouse LLP
- -------------------------------------
PRICE WATERHOUSE LLP
Los Angeles, California
June 27, 1995