Form 10-K405/A
period 1995-03-31
CADIZ LAND CO INC
filed 1995-07-20
CIK 727273

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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


     Date: July 19, 1995            Date:  July 19, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         NAME AND POSITION                            DATE
         -----------------                            ----

         /s/ Dwight Makins                         July 19, 1995
- ----------------------------------------
Dwight Makins, Chairman of the Board
  and Director



        /s/ Keith Brackpool                        July 19, 1995
- ----------------------------------------
Keith Brackpool, Chief Executive Officer
  and Director (Principal Executive Officer)



        /s/ Susan K. Chapman                       July 19, 1995
- ----------------------------------------
Susan K. Chapman, Chief Financial Officer
  and Secretary (Principal Financial
  and Accounting Officer)



        /s/ J.F.R. Hammond                         July 19, 1995
- ----------------------------------------
J.F.R. Hammond, Director



        /s/ Stephen D. Weinress                    July 19, 1995
- ----------------------------------------
Stephen D. Weinress, Director