Form 10-Q
period 1995-06-30
CADIZ LAND CO INC
filed 1995-08-11
CIK 727273

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1995

                                OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

      For the transition period from............to............

                  Commission File Number 0-12114

                    ---------------------------

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

                      -------------------------

Securities registered pursuant to Section 12(b) of the Act:  None

                                              Name of each exchange
            Title of each class                on which registered
            -------------------               ---------------------
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

                         Yes   X       No
                             -----        -----

The number of shares outstanding of each of the Registrant's classes of Common Stock at August 8, 1995 was 17,553,454 shares of Common Stock, par value $0.01.




                         CADIZ LAND COMPANY, INC.

             For the Three Month Period Ended June 30, 1995



                           TABLE OF CONTENTS
                           -----------------


                                                            Page
                                                            ----

I. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   A.  Balance Sheet                                        1-2

   B.  Statement of Cash Flows                               3

   C.  Statement of Operations                               4

   D.  Statement of Stockholders' Equity                     5

   E.  Notes                                                6-7


II.  SUPPLEMENTARY INFORMATION

   A. Management's Discussion and Analysis of
         Financial Condition and Results of Operations     8-13

   B.  Other Information                                    14

   C.  Signatures                                           15








                      CADIZ LAND COMPANY, INC.

               CONDENSED CONSOLIDATED BALANCE SHEET

                              ASSETS
                         ($ in thousands)


                                                 June 30,     March 31,
                                                   1995         1995
                                                 --------     --------
                                               (unaudited)

Cash and cash equivalents (Note 3)              $     465    $   2,454

Inventory                                             537          198

Property and equipment, net                         2,385        2,308

Land and improvements, net
   Developed property, net                          9,686        9,715
   Unimproved land                                 11,852       11,792

Water transfer projects                             2,183        1,764

Excess of purchase price over net
 assets acquired, net                               5,331        5,389

Debt issue costs and other assets                   1,195        1,268
                                                ---------    ---------
                                                $  33,634    $  34,888
                                                ---------    ---------
                                                ---------    ---------

See Accompanying Notes to the Consolidated Financial Statements




                        CADIZ LAND COMPANY, INC.

                 CONDENSED CONSOLIDATED BALANCE SHEET

                 LIABILITIES AND STOCKHOLDERS' EQUITY
               ($ in thousands except number of shares)


                                                  June 30,     March 31,
                                                    1995         1995
                                                  -------      --------
                                                (unaudited)

Accounts payable                                 $     951    $   1,174

Other liabilities                                      581          385

Debt                                                16,726       16,381

Contingencies (Note 4)

Stockholders' equity:
 Common stock - $.01 par value,
   24,000,000 shares authorized;
   shares issued and outstanding -
   17,103,454 at June 30, 1995
   and 16,988,454 at March 31, 1995                   171          170

 Additional paid-in capital                        62,965       62,687

 Accumulated deficit                              (47,760)     (45,909)
                                                  -------      -------

      Total stockholders' equity                   15,376       16,948
                                                  -------      -------

                                                 $ 33,634     $ 34,888
                                                 --------     --------
                                                 --------     --------

See Accompanying Notes to the Consolidated Financial Statements




                       CADIZ LAND COMPANY, INC.

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           ($ in thousands)
                              (unaudited)

                                                     Three Months Ended
                                                          June 30,
                                                          -------
                                                     1995          1994
                                                     ----          ----

Cash flows from operating activities:
 Loss from continuing operations                   $ (1,851)    $ (1,194)
 Adjustments to reconcile loss from continuing
   operations to net cash used for continuing
   operating activities:
     Depreciation and amortization                      470          356
     Interest capitalized to debt                       127           76
     Extraordinary gain on debt settlement                          (115)
     The effect on net cash used for continuing
      operating activities from changes in
      assets and liabilities:
        Inventory and notes receivable                 (339)          13
        Debt issue costs and other assets               (72)        (138)
        Accounts payable and other liabilities          (27)        (508)
                                                    -------      -------

 Net cash used for continuing operating
   activities                                        (1,692)      (1,510)
 Net cash provided by discontinued operating
   activities                                           -0-           57
                                                    -------      -------

 Net cash used for operating activities              (1,692)      (1,453)
                                                    -------      -------

Cash flows from investing activities:
 Land purchase and development                         (135)        (105)
 Water transfer projects                               (419)        (186)
 Additions to property and equipment                   (175)        (303)
                                                    -------       -------

 Net cash used for investing activities                (729)        (594)
                                                    -------       ------

Cash flows from financing activities:
 Net proceeds from issuance of common stock             279        1,804
 Proceeds from issuance of debt                         155
 Principal payments on debt                              (2)        (256)
                                                    -------     --------

Net cash provided by financing activities               432        1,548
                                                    -------     --------

Net increase (decrease) in cash                      (1,989)        (499)
Cash, beginning of year                               2,454        4,408
                                                    --------    --------

 Cash, end of period                                $   465     $  3,909
                                                    --------    --------
                                                    --------    --------

See Accompanying Notes to the Consolidated Financial Statements





                     CADIZ LAND COMPANY, INC.

        CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
            ($ in thousands except per share data)
                          (unaudited)


                                                        Three Months Ended
                                                             June 30,
                                                             -------
                                                        1995         1994
                                                        ----         -----

Revenues                                              $    54      $    29
                                                      -------      -------
Costs and expenses:
 Resource development                                     959          515
 General and administrative                               448          474
 Amortization                                              58           58
                                                      -------      -------
                                                        1,465        1,047
                                                      -------      -------

Operating loss                                         (1,411)      (1,018)

Interest expense, net                                     440          291
                                                      -------      -------

Loss before extraordinary item                         (1,851)      (1,309)

Extraordinary item:
 Gain on debt settlement                                  -0-          115
                                                      -------      -------

Net loss                                              $(1,851)    $ (1,194)
                                                      -------     --------
                                                      -------     --------

Earnings (loss) per share:
 Loss before discontinued operations
   and extraordinary item                             $ (0.11)    $  (0.08)
 Extraordinary item                                       -0-          .01
                                                      -------     --------

   Net loss per share                                 $ (0.11)    $  (0.07)
                                                      -------     --------
                                                      -------     --------

See Accompanying Notes to the Consolidated Financial Statements




                   CADIZ LAND COMPANY, INC.

    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                Three months Ended June 30, 1995
           ($ in thousands except number of shares)
                           (unaudited)


                                                                     Total
                           Common Stock      Paid-In  Accumulated Stockholders'
                        Shares       Amount  Capital    Deficit      Equity
                      ---------     -------- -------  ----------  -----------

Balance as of
  March 31, 1995     16,988,454     $   170  $62,687  $ (45,909)   $  16,948
Exercise of stock
  options (Note 3)      115,000           1      278                     279
Net loss                                                 (1,851)      (1,851)
                     ----------     -------  -------  ---------    ---------

Balance as of
  June 30, 1995      17,103,454     $   171  $62,965  $ (47,760)   $  15,376
                     ----------     -------  -------  ---------    ---------
                     ----------     -------  -------  ---------    ---------

See Accompanying Notes to the Consolidated Financial Statements


                        CADIZ LAND COMPANY, INC.

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - CURRENT STATUS AND DESCRIPTION OF BUSINESS

Business of the Company
- -----------------------
Cadiz Land Company, Inc. (the "Company") identifies, acquires and develops properties (to date in the desert regions of Southern California) which have significant indigenous supplies of water. The Company currently owns or controls approximately 41,750 acres, with its largest property totaling approximately 31,800 acres at Cadiz, California. The Company's primary objective is to maximize the long-term value of each of its properties through strategic use of the water resources associated with the properties. The alternatives available to the Company, which are evaluated by management on an ongoing basis, include the transfer of water to third party users and/or the development of the properties using indigenous water sources for agricultural, commercial or residential purposes.

The transfer of water to third party users, both from the Cadiz property and from other Company properties, is being actively pursued by the Company. It is expected that water from the Cadiz water transfer project will be capable of delivering between 30,000 and 50,000 acre-feet of water per year which will be sold to various California water agencies pursuant to water delivery contracts which the Company is currently negotiating. The specific terms of these contracts are expected to be submitted for public review during the 1996 fiscal year. In addition, the Company has submitted the Final Draft Feasibility Report, prepared for the project under the joint review of the Company and a public water agency, which included the various results of independent studies conducted throughout the year. The Company has also submitted a Conceptual Ground Water Management Plan which clarifies many of the hydrological features and resource management concepts of the proposed water transfer project. All remaining required environmental reports are expected to be filed within fiscal 1996.

The Company has also commenced water development operations at its landholding in the Piute valley, which is located approximately 12 miles from the Colorado River near the town of Needles, California. Following the drilling of a production well on the property in February 1995, and the results of preliminary engineering tests, the Company has determined both the quantity and the quality of the underlying water to be suitable for commercial development and that the depth of the ground water table allows for economic production of ground water. The Company believes that the Piute water transfer project is both technically and economically feasible and is currently analyzing its options for development.

Additionally, agricultural development at Cadiz has been an integral part of the Company's ongoing business strategy as a means of maximizing the value of the Company's landholding as a way to generate cash flow from such landholding. As of March 31, 1995, 800 acres have been developed to table grapes, 560 acres have been developed to citrus, and 240 acres have been planted to various row crops. In addition to the land improvements, seven production wells, drip and micro spray irrigation systems and facilities to accommodate a temporary contract labor force were installed during the 1995 fiscal year.




Basis of Presentation
- ---------------------
The Condensed Consolidated Financial Statements have been prepared by the Company without audit and should be read in conjunction with the consolidated financial statements and notes hereto included in the Company's latest Form 10-K for the period ended March 31, 1995. The foregoing condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments which the Company considers necessary for a fair presentation. The results of operations for the three months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full fiscal year.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

See Note 2 to the Consolidated Financial Statements included in the Company's latest Form 10-K for a discussion of the Company's accounting policies.


NOTE 3 - STOCK OPTIONS EXERCISED AND PRIVATE PLACEMENTS

During the quarter ended June 30, 1995, 115,000 previously outstanding stock options were exercised resulting in gross proceeds to the Company of $281,250.

Subsequent to the quarter ended June 30, 1995, the Company completed private placements of 450,000 shares of its common stock resulting in gross proceeds to the Company of $1,800,000.


NOTE 4 - CONTINGENCIES

As further discussed in Note 9 to the Consolidated Financial Statements included in the Company's latest Form 10-K, the Company was awarded full reimbursement for all of its legal fees and costs incurred in defending a legal action for which the plaintiffs filed an appeal. In August 1995, the Arizona Court of Appeals ruled in favor of the trial court's judgement upholding the award for full reimbursement to the Company for such legal fees and costs incurred. In addition, the Court of Appeals has awarded the Company reimbursement for legal fees on appeal, the amount of which has yet to be determined. The Company has not recorded a gain contingency in connection with this matter, however, the plaintiffs have posted a cash bond from which the Company can collect its judgement which is estimated at approximately $400,000.


                          CADIZ LAND COMPANY, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (unaudited)


RESULTS OF OPERATIONS

Quarter Ended June 30, 1995 Compared to Quarter Ended June 30, 1994
- -------------------------------------------------------------------
During the quarter ended June 30, 1995, the Company had a net loss of $1,851,000 compared to a loss of $1,194,000 during the same period in 1994. The following table summarizes the net loss for both periods (in thousands):

                                                           1995       1994
                                                         -------    -------
Revenues                                                 $   54     $    29
                                                         ------     -------

Resource development                                        959         515
General and administrative                                  448         474
Amortization                                                 58          58
Interest expense, net                                       440         291
Extraordinary gain on debt settlement                       -0-        (115)
                                                         ------      ------

                                                         $1,851      $1,194
                                                         ------      ------
                                                         ------      ------

Revenues
- --------
Revenues are recognized from the Company's resource development as a result of its agricultural operations. Gross crop proceeds for the quarter ended June 30, 1995 and June 30, 1994 totaled $52,000 and $29,000, respectively. Although the Company, in partnership with established row crop growers, is currently farming honeydew and seedless watermelons, such revenues will not be received until the second quarter.

Resource Development
- --------------------
Expenses recorded in this category consist of costs incurred in the agricultural, land and water resource development of the Company's landholdings. As an integral part of its strategy to control the ultimate use of the resources associated with the Cadiz project, the Company continues to maintain control of management of both the infrastructure associated with these properties as well as the development of the area for agricultural use. Accordingly, costs related to the Company's management of its infrastructure and agricultural development are included in Resource Development. Additionally, operating costs associated with the Company's produce brokerage and the Company's continual evaluation of additional potential land acquisition sites, such as overhead, legal and travel are included within this category.

Resource development expenses totaled $959,000 for the quarter ended June 30, 1995 as compared to $515,000 for the same period in 1994, resulting in an increase of $444,000. Operating expenses attributable to the Company's produce brokerage, which was created in April 1995, totalled $28,000 for the first quarter in fiscal 1996. The Company also incurred $342,000 in professional fees in connection with its vigorous opposition to a proposed waste landfill project at a site located adjacent to its Cadiz landholding which is discussed in further detail in the Company's latest
Form 10-K. The remaining increase was due to higher levels of activities related to the development of 160 acres to row crops which occurred during the last several months of fiscal 1995.

General and Administrative
- --------------------------
General and administrative expenses decreased by approximately $28,000 in 1995 compared to 1994 due to reduced professional fees.


Interest Expense
- ----------------
Net interest expense totaled $440,000 during the quarter ended June 30, 1995 as compared to $291,000 during the same period in 1994. The following table summarizes the components of net interest expense for the three month periods ended June 30, 1995 and 1994 (in thousands):

                                                   1995         1994
                                                  ------       ------
Interest expense on outstanding debt              $  245       $ 211
Amortization of financing costs                      210         120
Interest income                                      (15)        (40)
                                                  ------       -----

   Net interest expense                           $  440       $ 291
                                                  ------       -----
                                                  ------       -----

Interest expense on outstanding debt increased during the period as a result of an increased level of borrowing. Amortization of financing costs increased as a result of debt issue costs incurred in connection with the March 1995 additional loan as further discussed in the Company's latest
Form 10-K.

Gain on Debt Settlement
- -----------------------
In June 1994, the Company retired a note payable in the amount of $249,000 to an individual at a discounted amount resulting in an extraordinary gain on settlement of debt of $115,000. The note, which originated in 1985, was scheduled to be retired with a balloon payment in December 1996.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources
- -------------------------------
Pursuant to its business strategy, the Company utilizes its working capital primarily for development purposes: that is, for purposes designed to increase the long term value of its properties. A substantial portion of these developmental expenses are being incurred in connection with the development of the Company's water transfer projects at Cadiz and Piute.
As the Company does not expect to receive significant revenues from these water transfer projects until 1997, the Company has been required to obtain financing to bridge the gap between the time development expenses are incurred and the time a revenue stream will commence. Accordingly, the Company has looked to outside funding sources to address its liquidity and working capital needs. Since the beginning of the 1992 fiscal year, the Company has addressed these needs primarily through secured debt financing arrangements with its lenders, private placements and the exercise of outstanding stock options.

With the implementation of the Company's program to conduct agricultural operations on its properties primarily through third party leasing and joint venture operations and the establishment of its produce brokerage, agricultural operations are expected to be cash flow positive in 1996 and subsequent years.

Operational Arrangements
- ------------------------
The Company is currently negotiating the specific terms of water delivery contracts with several California water agencies with respect to its Cadiz project. Such terms include institutional arrangements, quantity of delivered water, pricing concepts and formulas and ownership of the pipeline and delivery system. The Company is also proceeding with the remaining environmental reports which are required to be filed prior to commencement of construction.

In addition, the Company is negotiating with several prospective purchasers of its water from the Piute project. The Company believes that much of the development work being performed for the Cadiz project will be transferrable to the Piute project, thus making it possible for water transfers from Piute to begin in parallel with or shortly after Cadiz.

Since December 1992, the Company has leased its table grape vineyard to an independent operator in return for both a fixed minimum income stream and a percentage of the gross revenue. Given the success of this arrangement for both the Company and the operator, both parties are currently renegotiating for an additional multi-year term at an increased rate to the Company, although no assurances can be given.

The 560-acre citrus orchard at Cadiz produced its first harvest in fiscal 1995, although the Company expects improved results during the 1996 fiscal year as the trees continue to mature. The Company currently markets the citrus through a large international conglomerate and anticipates that it will to continue to do so.

Following the successful completion of trial plantings of a variety of row crops in the winter of 1994-1995, the Company entered into several ventures with established row crop growers whereby a total of 240 acres at Cadiz were planted to row crops. Successful harvests of honeydew melons, tomatoes and radicchio have been completed. Proceeds from these crop harvests are expected to be received during the second quarter of fiscal 1996.

The Company is preparing 160 acres for a second planting of honeydew melons in Autumn 1995 with harvest occurring approximately 100 days later. Such development to row crops allows for multiple harvests from the same acreage each year, thus allowing the Company an opportunity for an immediate return on capital invested in the infrastructure.

In April 1995, Cadiz Fresh, the agricultural division of the Company, established a produce brokerage. Fresh fruit and vegetables grown by independent parties are sold through this brokerage. As the volume of orders increases throughout the year, management believes this operation will become cash flow positive.

Current Financing Arrangements
- ------------------------------
The Company's two primary lenders are Cooperative Centrale Raiffeisen-Boerenleenbank B.A., a Netherlands commercial bank ("Rabobank") and Henry Ansbacher & Co., Limited, a banking corporation organized under the laws of England ("Ansbacher") (collectively, the "Banks").

As previously reported in the Company's latest Form 10-K, in March 1995 the Company arranged to draw $2.45 million from an additional $3 million loan facility provided by Ansbacher. From these proceeds, the Company used $250,000 to reduce the Company's existing Rabobank loan and to reimburse Rabobank for various fees and expenses with the balance to be applied towards the Company's estimated working capital requirements through March 31, 1996. The remaining $550,000 of this facility is expected to be drawn down April 1, 1996 for application towards the Company's estimated working capital requirements for the fiscal year ending March 31, 1997. Ansbacher agreed to accrue and capitalize interest on the outstanding principal amount of these advances through January 1997. Interest rates on outstanding debt to the Banks, with the exception of the March 1995 additional loan facility, are fixed until January 1997, the maturity date under the current financing arrangements. Interest on the Ansbacher portion is accrued and capitalized until maturity. Rabobank interest is paid quarterly through draw downs against a letter of credit provided by Ansbacher for that purpose.

As the Company continues to pursue its business strategy, additional financing specifically in connection with the Company's water projects will be obtained. The nature of such additional financing for the water transfer projects will depend upon how the development and ownership of each project is ultimately structured, and how much of each project's funding will be the Company's responsibility.

Equity Placements
- -----------------
During the fiscal year ended March 31, 1995, the Company raised gross proceeds of approximately $2.3 million through the exercise of outstanding stock options and warrants.

In addition, the Company raised gross proceeds of $281,250 through the exercise of outstanding stock options during the quarter ended June 30, 1995.

In July 1995 the Company completed a private placement of 450,000 shares of its common stock to several institutions thereby receiving gross proceeds of $1,800,000. The Company will utilize such proceeds to fund its capital projects related to development of its water transfer projects and purchase of additional acreage.

Working Capital Resources
- -------------------------
The Company has adopted an unclassified balance sheet (eliminating the distinction between current assets and long-term assets and current liabilities and long-term liabilities). Accordingly, any historical or forward looking discussion of the Company's working capital resources should focus on the receipt and use of cash as opposed to the broader concepts of working capital and current ratio.

Cash used for continuing operating activities totaled $1,692,000 for the three month period ended June 30, 1995 as compared to $1,510,000 for the same period in 1994. This change was due to an increase in the loss from continuing operations net of non-cash items and inventory on hand at June 30, 1995 offset by a decrease in accounts payable at June 30, 1995 as compared to June 30, 1994. The cash provided by discontinued operating activities during the 1994 quarter resulted from the sale of property during that period.

Cash used for investing activities increased by $135,000 during the quarter ended June 30, 1995 compared to the same period in 1994. This increase was primarily due to increased activities related to the Cadiz water transfer project partially offset by a decrease in purchase of equipment.

Financing activities provided $432,000 for the quarter ended June 30, 1995 compared to $1,548,000 during the quarter ended June 30, 1994. Proceeds from the issuance of common stock as a result of the exercise of previously existing stock options totaled $279,000 and $1,804,000 during the 1995 and 1994 periods, respectively. Proceeds from the issuance of debt increased by $155,000 during the 1995 period and principal payments on debt decreased by $254,000 compared to the 1994 period.


SHORT-TERM OUTLOOK

Management believes it has sufficient funds available to meet the Company's short-term working capital requirements. During fiscal 1996, these working capital requirements will be funded from the remaining balance of the $2.45 million in proceeds received in March 1995 from the additional loan facility provided by Ansbacher plus the $2.081 million received by the Company through the exercise of stock options and the completion of a private placement (see Note 3 to the Consolidated Financial Statements). During fiscal 1995, the Company's working capital requirements were funded from available cash at the beginning of the year and from proceeds from the exercise of outstanding stock options.


LONG-TERM OUTLOOK

Historically, the Company has financed both its working capital and property acquisitions cash requirements from outside resources via a combination of debt and equity placements. Although the Company expects the revenue stream from its agricultural operations will increase in fiscal 1996 and a revenue stream from its other landholdings and associated resources will commence in calendar 1997, no assurances can be made as to whether such revenues will be of sufficient levels by the end of fiscal 1996 to fund the Company's ongoing cash requirements. Such cash requirements will be dependent, in large part upon the form of the arrangements utilized by the Company for the development of its resources.

As the Company is actively pursuing the development of its water resources, it is seeking the finalization of the regulatory approvals needed to commence construction of a water delivery project at Cadiz. The Company is also negotiating the terms of water delivery contracts with various California water agencies, which terms include institutional arrangements, financing, pricing concepts and formulas and ownership of the pipeline and the delivery system.

In addition, as a result of San Bernardino County's approval of a General Plan Amendment covering 9,600 acres of the Company's landholding at Cadiz and the increased grower interest in Cadiz as an agricultural area, the Company expects to continue further development of its landholding to agriculture. Such development will be systematic and in furtherance of the Company's business strategy to provide for maximization of the value of its assets. Such development is expected to be accomplished through negotiated arrangements with third parties, which will significantly reduce any capital outlay required of a company in connection with such development activities.




                    CADIZ LAND COMPANY, INC.

                       OTHER INFORMATION



Item 1 -  Legal Proceedings
          -----------------
          Not applicable.


Item 2 -  Change in Securities
          --------------------
          Not applicable.


Item 3 -  Defaults Upon Senior Securities
          -------------------------------
          Not applicable.


Item 4 -  Submission of Matter to a Vote of Security Holders
          --------------------------------------------------
          Not applicable.


Item 5 -  Other Information
          -----------------
          Not applicable.


Item 6 -  Exhibits and Reports on Form 8-K
          --------------------------------
          A. Exhibits

             1. Exhibit 27.  Financial Data Schedule.

          B. Reports on Forms 8-K

             1. None





                 CADIZ LAND COMPANY, INC.

                       SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



CADIZ LAND COMPANY, INC.



By:          /s/                                August 10, 1995
     ---------------------------                --------------------
     Keith Brackpool                            Date
     Chief Executive Officer and Director


By:          /s/                                August 10, 1995
     ---------------------------                --------------------
     Susan K. Chapman                           Date
     Chief Financial Officer and Secretary