Form 10-Q
period 1995-09-30
CADIZ LAND CO INC
filed 1995-11-14
CIK 727273

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1995

                                 OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the transition period from............to............

                    Commission File Number 0-12114

                      -------------------------

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

                      ------------------------

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
The number of shares outstanding of each of the Registrant's classes of Common Stock at November 13, 1995, was 17,558,454 shares of Common Stock, par value $0.01.



                      CADIZ LAND COMPANY, INC.

            For the Six Months Ended September 30, 1995


                         TABLE OF CONTENTS
                         -----------------


                                                            Page
                                                            ----
I.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     A.  Balance Sheet                                       1-2
     B.  Statement of Cash Flows                              3
     C.  Statement of Operations                             4-5
     D.  Statement of Stockholders' Equity                    6
     E.  Notes                                               7-8


II.  SUPPLEMENTARY INFORMATION

     A. Management's Discussion and Analysis of
          Financial Condition and Results of Operations      9-16
     B. Other Information                                     17
     C. Signatures                                            18





                      CADIZ LAND COMPANY, INC.

                Condensed Consolidated Balance Sheet


                                                   September 30,       March 31,
                                                       1995              1995
                                                      ------            ------
                                                    (unaudited)


Assets (in thousands):


      Cash                                          $    869           $  2,454

      Accounts receivable                                411                131

      Inventory                                          322                198

      Property and equipment, net                      2,339              2,308

      Land and improvements:
          Developed property, net                      9,600              9,715
          Unimproved land                             11,874             11,792

      Water transfer projects                          2,238              1,764

      Excess of purchase price over net
        assets acquired, net                           5,272              5,389

      Debt issue costs and other assets                  899              1,137
                                                    --------           --------
                                                    $ 33,824           $ 34,888
                                                    --------           --------
                                                    --------           --------

See Accompanying Notes to the Consolidted Financial Statements

                         CADIZ LAND COMPANY, INC.

                  Condensed Consolidated Balance Sheet

                                                 September 30,         March 31,
                                                     1995                1995
                                                  ----------           --------
                                                 (unaudited)


Liabilities and Stockholders' Equity:
(in thousands except number of shares)

   Accounts payable                                $    961           $  1,174

   Other liabilities                                    525                385

   Debt                                              17,017             16,381

   Contingencies (Note 4)

   Stockholders' equity:
      Common stock - $.01 par value;
        shares issued and outstanding -
        17,558,454 at September 30, 1995
        and 16,988,454 at March 31, 1995                176                170

   Additional paid-in capital                        64,740             62,687

   Accumulated deficit                              (49,595)           (45,909)
                                                  ---------           --------
       Total stockholders' equity                    15,321             16,948
                                                  ---------           --------
                                                  $  33,824           $ 34,888
                                                  ---------           --------
                                                  ---------           --------

See Accompanying Notes to the Consolidated Financial Statements


                  CADIZ LAND COMPANY, INC.

      Condensed Consolidated Statement of Cash Flows



For the Six Months Ended September 30,                 1995            1994
-----------------------------------------------------------------------------
                                                           (in thousands)
                                                             (unaudited)

Cash flows from operating activities:
    Loss from continuing operations                   $(3,686)        $(2,246)
    Adjustments to reconcile loss from
     continuing operations to net cash
     used for continuing operating
     activities:
        Depreciation and amortization                     949             718
        Interest capitalized to debt                      244             155
        Extraordinary gain on debt
          settlement                                        -            (115)
        The effect on net cash used for
          continuing operating activities
          from changes in assets and
          liabilities:
            Inventory and accounts receivable            (404)             11
            Debt issue costs and other assets             (52)             76
            Accounts payable and other
              liabilities                                 (73)           (561)
                                                     --------        --------
Net cash used for continuing operating
  activities                                           (3,022)         (1,962)

Net cash provided by discontinued operating
  activities                                                -              57
                                                     --------        --------

Net cash used for operating activities                 (3,022)         (1,905)
                                                     --------        --------

Cash flows from investing activities:
    Land purchase and development                        (175)           (312)
    Water transfer projects                              (474)           (616)
    Additions to property and equipment                  (234)           (357)
                                                     --------        --------

Net cash used for investing activities                   (883)         (1,285)
                                                     --------        --------

Cash flows from financing activities:
    Net proceeds from issuance of common stock          2,059           1,804
    Proceeds from issuance of debt                        265               -
    Principal payments on debt                             (4)           (267)
                                                     --------        --------
Net cash provided by financing activities               2,320           1,537
                                                     --------        --------

Net decrease in cash                                   (1,585)         (1,653)
Cash, beginning of year                                 2,454           4,408
                                                     --------        --------

Cash, end of period                                  $    869        $  2,755
                                                     --------        --------
                                                     --------        --------

See Accompanying Notes to the Consolidated Financial Statements


                    CADIZ LAND COMPANY, INC.

         Condensed Consolidated Statement of Operations



For the Three Months Ended September 30,               1995           1994
-------------------------------------------------------------------------------
                                            (in thousands except per share data)
                                                         (unaudited)

Revenues                                            $    596        $     36
                                                    --------        --------

Costs and expenses:
     Resource development                              1,486             386
     General and administrative                          443             348
     Amortization                                         59              59
                                                    --------        --------
                                                       1,988             793
                                                    --------        --------

Operating loss                                        (1,392)           (757)

Interest expense, net                                    443             294
                                                    --------        --------

Net loss                                            $ (1,835)       $ (1,051)
                                                    --------        --------
                                                    --------        --------

Loss per share:
     Net loss per share                             $   (.10)       $   (.06)
                                                    --------        --------
                                                    --------        --------

See Accompanying Notes to the Consolidated Financial Statements



                        CADIZ LAND COMPANY, INC.

             Condensed Consolidated Statement of Operations



For the Six Months Ended September 30,                1995           1994
-------------------------------------------------------------------------------
                                           (in thousands except per share data)
                                                         (unaudited)

Revenues                                           $    650        $     64
                                                   --------        --------

Costs and expenses:
     Resource development                             2,445             901
     General and administrative                         891             822
     Amortization                                       117             117
                                                   --------        --------
                                                      3,453           1,840
                                                   --------        --------

Operating loss                                      (2,803)          (1,776)

Interest expense, net                                  883              585
                                                   --------        --------

Loss before extraordinary item                      (3,686)          (2,361)

Extraordinary item:
     Gain on debt settlement                             -              115
                                                   -------         --------

Net loss                                           $(3,686)        $ (2,246)
                                                   -------         --------
                                                   -------         --------

Loss per share:
     Loss before extraordinary item                $  (.21)        $   (.15)
     Extraordinary item                                  -              .01
                                                   -------         --------

       Net loss per share                          $  (.21)        $   (.14)
                                                   -------         --------
                                                   -------         --------

See Accompanying Notes to the Consolidated Financial Statements



                        CADIZ LAND COMPANY, INC.

         Condensed Consolidated Statement of Stockholders' Equity


For the Six Months Ended September 30, 1995
-------------------------------------------------------------------------------
(in thousands except number of shares)
(unaudited)

                                                                     Total
                         Common Stock       Paid-In  Accumulated  Stockholders'
                       Shares     Amount    Capital    Deficit       Equity
                       ------     ------    -------    -------     ---------

Balance as of
  March 31, 1995    16,988,454     $170     $62,687    $(45,909)     $16,948

Exercise of stock
  options (Note 3)     120,000        1         301                      302

Issuance of shares
  in connection
  with private
  placement
  (Note 3)             450,000        5       1,752                    1,757

Net loss                                                (3,686)      (3,686)
                    ----------     ----     ------    --------      -------

Balance as of
  September 30,
  1995              17,558,454     $176     $64,740   $(49,595)     $15,321
                    ----------     ----     -------   --------      -------
                    ----------     ----     -------   --------      -------

See Accompanying Notes to the Consolidated Financial Statements





                       CADIZ LAND COMPANY, INC.

              Notes to the Consolidated Financial Statements



NOTE 1 - CURRENT STATUS AND DESCRIPTION OF BUSINESS

Business of the Company
-------------------------------

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

The transfer of water to third party users, both from the Cadiz property and from other Company properties, is being actively pursued by the Company. It is expected that water from the Cadiz water transfer project will be capable of delivering approximately 30,000 acre-feet of water per year which will be sold to various California water agencies pursuant to water delivery contracts which the Company is currently negotiating. In addition, the Company has submitted the Final Draft Feasibility Report, prepared for the project under the joint review of the Company and a public water agency, which included the various results of independent studies conducted throughout the year. The Company has also submitted a Conceptual Ground Water Management Plan which clarifies many of the hydrological features and resource management concepts of the proposed water transfer project. All remaining required environmental reports are expected to be filed within fiscal 1996.

The Company has also commenced water development operations at its landholding in the Piute valley. Following the drilling of a production well on the property and the results of preliminary engineering tests, the company has determined both the quantity and the quality of the underlying water to be suitable for commercial development and that the depth of the ground water table allows for economic production of ground water. The Company believes that the Piute water transfer project is both technically and economically feasible and is currently analyzing its options for development.

Additionally, agricultural development at Cadiz has been an integral part of the Company's ongoing business strategy as a means of maximizing the value of the Company's landholding as a way to generate cash flow from such landholding. As of March 31, 1995, 800 acres have been developed to table grapes, 560 acres have been developed to citrus, and 240 acres have been planted to various row crops. The Company has been able to enter into joint venture or leasing arrangements for the farming of these crops on its properties. In addition to the land improvements, seven production wells, drip and micro spray irrigation systems and facilities to accommodate a temporary contract labor force have been installed.


Basis of Presentation
-------------------------

The Condensed Consolidated Financial Statements have been prepared by the Company without audit and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Form 10-K for the period ended March 31, 1995. The foregoing Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments which the Company considers necessary for a fair presentation.
The results of operations for the six months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full fiscal year.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

See Note 2 to the Condensed Consolidated Financial Statements included in the Company's latest Form 10-K for a discussion of the Company's accounting policies.


NOTE 3 - STOCK OPTIONS EXERCISED AND PRIVATE PLACEMENTS

During the six months ended September 30, 1995, 120,000 previously outstanding stock options were exercised resulting in gross proceeds to the Company of $304,000.

During the quarter ended September 30, 1995, the Company completed private placements of 450,000 shares of its common stock resulting in gross proceeds to the Company of $1,800,000.


NOTE 4 - CONTINGENCIES

As further discussed in Note 9 to the Condensed Consolidated Financial Statements included in the Company's latest Form
10-K, the Company was awarded full reimbursement for its legal fees and costs incurred in defending a legal action for which the plaintiffs filed an appeal. In August 1995, the Arizona Court of Appeals ruled in favor of the trial court's judgment upholding the award for full reimbursement to the Company for such legal fees and costs incurred. In addition, the Court of Appeals has awarded the Company reimbursement for legal fees on appeal, the amount of which has yet to be determined. The Company has not recorded a gain contingency in connection with this matter, however, the plaintiffs have posted a cash bond from which the Company can collect its judgment which is estimated at approximately $400,000.






                  CADIZ LAND COMPANY, INC.

           Management's Discussion and Analysis of
        Financial Condition and Results of Operations
                       (unaudited)



RESULTS OF OPERATIONS

Quarter Ended September 30, 1995 Compared to Quarter ended September 30, 1994
-----------------------------------------------------------------------------

During the quarter ended September 30, 1995, the Company incurred a net loss of $1,835,000 compared to a loss of $1,051,000 during the same period in 1994. The following table summarizes the net loss for both periods (in thousands):

                                                  1995       1994
                                                  ----       ----

    Revenues                                     $  596     $   36
                                                 ------     ------

    Resource development                          1,486        386
    General and administrative                      443        348
    Amortization                                     59         59
    Interest expense, net                           443        294
                                                 ------     ------

                                                 $1,835     $1,051
                                                 ------     ------
                                                 ------     ------

Revenues
--------

Revenues are recognized from the Company's resource development as a result of the Company's ability to enter into joint venture or leasing arrangements with third party growers for the farming of crops on its properties. Gross crop proceeds from the summer honeydew venture totalled $427,000 for the quarter ended September 30, 1995, whereas, gross crop proceeds from the seedless watermelon venture totalled $112,000, which was less than anticipated due to unseasonably hot weather and the consequential decision to curtail harvesting. In addition, net profit of $30,000 was realized from the Company's produce brokerage during the quarter. Rental income from the vineyard lease totalled approximately $29,000 for each of the quarters ended September 30, 1995 and 1994. The Company also receives a percentage of gross revenue generated by the vineyard and will record such revenue in the quarter ended December 31, 1995.


Resource Development
--------------------

Expenses recorded in this category consist of costs incurred in the agricultural, land and water resource development of the Company's landholdings. As an integral part of its strategy to control the ultimate use of the resources associated with the Cadiz project, the Company continues to maintain control of management of both the infrastructure associated with these properties as well as the development of the area for agricultural use. Accordingly, costs related to the Company's management of its infrastructure and agricultural development are included in Resource Development, as well as the Company's share of joint venture crop costs. Additionally, operating costs associated with the Company's produce brokerage and the Company's continual evaluation of additional potential land acquisition sites, such as overhead, legal and travel are included within this category.

Resource development expenses totaled $1,486,000 for the quarter ended September 30, 1995 as compared to $386,000 for the same period in 1994. The Company's share of joint venture crop production costs totalled approximately $697,000 during the quarter ended September 30, 1995. Also included in resource development are operating expenses attributable to the Company's produce brokerage, which was created in April 1995, and professional fees incurred in connection with the Company's opposition to a proposed waste landfill project at a site located adjacent to its Cadiz landholding which is discussed in further detail in the Company's latest Form 10-K. The remaining increase was due to higher levels of activity related to the development of 160 acres to row crops which occurred during the last several months of fiscal 1995 and additional depreciation related to land improvements and an irrigation system installed in the latter part of the prior fiscal year.


General and Administrative
--------------------------

General and administrative expenses increased by approximately
$95,000 in 1995 compared to 1994, due to an overall increase in activity.


Interest Expense
----------------

Net interest expense totalled $443,000 during the quarter ended September 30, 1995 as compared to $294,000 during the same period in 1994. The following table summarizes the components of net interest expense for the three month periods ended September 30, 1995 and 1994 (in thousands):

                                                    1995     1994
                                                    ----     ----

   Interest expense on outstanding debt            $ 245    $ 212
   Amortization of financing costs                   210      120
   Interest income                                   (12)     (38)
                                                   -----    -----

       Net interest expense                        $ 443    $ 294
                                                   -----    -----
                                                   -----    -----

Interest expense on outstanding debt increased during the period as a result of an increased level of borrowing. Amortization of financing costs increased as a result of debt issue costs incurred in connection with the March 1995 additional loan as further discussed in the Company's latest Form 10-K.


Six Months Ended September 30, 1995 Compared to Six Months Ended
September 30, 1994
------------------------------------------------------------------

During the six months ended September 30, 1995, the Company incurred a net loss of $3,686,000 compared to a loss of $2,246,000 during the same period in 1994. The following table summarizes the net loss for both periods (in thousands):

                                                  1995      1994
                                                  ----      ----

  Revenues                                       $  650    $   64
                                                 ------    ------

  Resource development                            2,445       901
  General and administrative                        891       822
  Amortization                                      117       117
  Interest expense, net                             883       585
  Gain on debt settlement                             -      (115)
                                                 ------    ------

                                                 $3,686    $2,246
                                                 ------    ------
                                                 ------    ------

Revenues
--------

Gross crop proceeds from the honeydew melon, seedless watermelon and radiccho joint ventures totalled $564,000 during the six months ended September 30, 1995. Net profit realized from the Company's produce brokerage totalled $30,000 for the same period. Revenues received from the vineyard lease totalled approximately $56,000 for 1995 and 1994. The Company also receives a percentage of gross revenue generated by the vineyard and will record such revenue in the quarter ended December 31, 1995.


Resource Development
--------------------

Resource development expenses totalled $2,445,000 for the six months ended September 30, 1995 as compared to $901,000 for the same period in 1994. The increase is due to the Company's share of joint venture production costs of the various summer crops ($697,000), operating expenses related to the Company's produce brokerage and an increase in professional fees incurred in connection with the Company's opposition to a proposed waste landfill project adjacent to its Cadiz landholdings. The remaining increase is due to higher levels of activity related to the development of 160 acres to row crops.


General and Administration
--------------------------

General and administrative expenses during both periods consisted primarily of salaries and professional expenses. These expenses increased by $69,000 during the six months ended September 30, 1995, as compared to the same period in 1994. This increase was primarily due to an increase in salaries and rent expense offset by reduced legal fees related to litigation.


Interest Expense
----------------

The following table summarizes the components of net interest expense for the six month periods ended September 30, 1995 and 1994 (in thousands):

                                                     1995     1994
                                                     ----     ----
  Interest expense on outstanding debt              $ 490    $ 423
  Amortization of financing costs                     421      240
  Interest income                                     (28)     (78)
                                                    -----    -----

     Net interest expense                           $ 883    $ 585
                                                    -----    -----
                                                    -----    -----

Interest expense on outstanding debt increased during the period as a result of an increased level of borrowing. Amortization of financing costs increased as a result of debt issue costs incurred in connection with the March 1995 additional loan as further discussed in the Company's latest Form 10-K.

Gain on Debt Settlement
-----------------------

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

With the implementation of the Company's program to conduct agricultural operations on its properties primarily through third party leasing and joint venture operations and the establishment of its produce brokerage, agricultural operations are anticipated to be cash flow positive in 1996 and subsequent years.


Operational Arrangements
------------------------

The Company is continuing to negotiate the specific terms of water delivery contracts with several California water agencies with respect to its Cadiz project. Such terms include institutional arrangements, quantity of delivered water, pricing concepts and formulas and ownership of the pipeline and delivery system. The Company is also proceeding with the remaining environmental reports which are required to be filed prior to commencement of construction.

In addition, the Company is negotiating with several prospective purchasers of its water from the Piute project. The Company believes that much of the development work being performed for the Cadiz project will be transferrable to the Piute project, thus making it possible for water transfers from Piute to begin in parallel with or shortly after Cadiz.

Agricultural development continues to be an integral part of the Company's ongoing business strategy as a means of maximizing the value of the Company's landholdings and a way to generate cash flow from such landholdings. The Company has been able to attract third party growers with significant expertise in their respective purview and to enter into joint venture or leasing arrangements for the farming of crops on its properties.

Since December 1992, the Company has leased its table grape vineyard to an independent operator in return for both a fixed minimum income stream and a percentage of the gross revenue. The Company currently markets the citrus produced on its 560-acre orchard through a large international conglomerate and has entered into several ventures with established row crop growers whereby a total of 240 acres at Cadiz are planted to row crops. Such development to row crops allows for multiple harvests from the same acreage each year, thus allowing the Company an opportunity for an immediate return on capital invested in the infrastructure.

In April 1995, Cadiz Fresh, the agricultural division of the Company, established a produce brokerage. Fresh fruit and vegetables grown by independent parties are sold through this brokerage. Net profit from the produce brokerage is recorded as revenue. As the volume of orders increases throughout the year, management believes this operation will become cash flow positive.


Current Financing Arrangements
------------------------------

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


Equity Placements
-----------------

During the fiscal year ended March 31, 1995, the Company raised gross proceeds of approximately $2.3 million through the exercise of outstanding stock options and warrants. In addition, the Company raised gross proceeds of $304,000 through the exercise of outstanding stock options during the six months ended September 30, 1995.

In July 1995, the Company completed a private placement of 450,000 shares of its common stock to several institutions thereby receiving gross proceeds of $1,800,000. The Company will utilize such proceeds to fund its capital projects related to development of its water transfer projects, purchase of additional acreage and for operating requirements.


Working Capital Resources
-------------------------

The Company has adopted an unclassified balance sheet (eliminating the distinction between current assets and long-term assets and current liabilities and long-term liabilities). Accordingly, any historical or forward looking discussion of the Company's working capital resources should focus on the receipt and use of cash as opposed to the broader concepts of working capital and current ratio.

Cash used for continuing operating activities totaled $3,022,000 for the six month period ended September 30, 1995 as compared to $1,962,000 for the same period in 1994. This change primarily resulted from a combination of increased activity at the ranch pertaining to the various ventures with independent growers, costs associated with the establishment in April 1995 of a produce brokerage to market fresh fruit and vegetables, and an increase in professional fees incurred in connection with the Company's opposition to a proposed waste landfill project adjacent to its Cadiz landholdings. The cash provided by discontinued operating activities during the 1994 quarter resulted from the sale of property during that period.

Cash used for investing activities decreased by $402,000 during the six months ended September 30, 1995 compared to the same period in 1994. Although activity related to the Cadiz water transfer project increased in 1995, costs associated with such activity decreased from the prior year. The amount incurred in 1994 consisted of preliminary studies and project mobilization, whereas, the 1995 costs pertained to specific environmental issues. Additionally, property and equipment for the 1994 period included costs related to the drilling of a production well and construction of an irrigation manifold system.

Financing activities provided $2,230,000 for the six months ended September 30, 1995 as compared to $1,537,000 during the six months ended September 30, 1994. Proceeds from the issuance of common stock as a result of the exercise of previously existing stock options totaled $2,059,000 and $1,804,000 during the 1995 and 1994 periods, respectively. Proceeds from the issuance of debt increased by $265,000 during the 1995 period and principal payments on debt decreased by $263,000 compared to the 1994 period.


SHORT-TERM OUTLOOK

Management believes it has sufficient funds available to meet the Company's short-term working capital requirements. During fiscal 1996, these working capital requirements will be funded from the remaining balance of the $2.45 million in proceeds received in March 1995 from the additional loan facility provided by Ansbacher, the $2.081 million received by the Company through the exercise of stock options and the completion of a private placement in July
1995 (see Note 3 to the Condensed Consolidated Financial Statements). During fiscal 1995, the Company's working capital requirements were funded from available cash at the beginning of the year and from proceeds from the exercise of outstanding stock options.


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

In addition, as a result of San Bernardino County's approval of a General Plan Amendment covering 9,600 acres of the Company's landholdings at Cadiz and the increased grower interest in Cadiz as an agricultural area, the Company expects to continue further development of its landholding to agriculture. Such development will be systematic and in furtherance of the Company's business strategy to provide for maximization of the value of its assets. Such development is expected to continue to be accomplished through negotiated arrangements with third parties, which will significantly reduce any capital outlay required of the Company in connection with such development activities.



                CADIZ LAND COMPANY, INC.

                   Other Information
                   -----------------


Item 1 -  Legal Proceedings
          -----------------
          Not applicable.


Item 2 -  Change in Securities
          --------------------
          Not applicable.


Item 3 -  Defaults Upon Senior Securities
          -------------------------------
          Not applicable.


Item 4 -  Submission of Matter to a Vote of Security Holders
          --------------------------------------------------
          A. The annual meeting of the stockholders of the Company was held on September 22, 1995. The stockholders took the following action at the meeting:

             1. Re-elected Dwight W. Makins, Keith Brackpool, J.F.R.
                Hammond and Stephen D. Weinress to the Company's Board of Directors. Mr. Makins was elected by the vote of 8,711,724 in favor and 35,939 against, with no one abstaining and no broker non-votes. Mr. Brackpool was elected by the vote of 8,711,502 in favor and 36,161 against, with no one abstaining and no broker non-votes. Mr. Hammond was elected by the vote of 8,711,724 in favor and 35,939 against, with no one abstaining and no broker non-votes. Mr. Weinress was elected by the vote of 8,711,724 in favor and 35,939 against, with no one abstaining and no broker non-votes.

             2. Ratified the selection by the Company's Board of
                Directors of Price Waterhouse LLP to continue as the Company's independent auditors for fiscal year 1996 by the vote of 8,700,692 in favor and 2,521 against, with 44,450 abstaining and no broker non-votes.


Item 5 -  Other Information
          -----------------
          Not applicable.


Item 6 -  Exhibits and Reports on Form 8-K
          --------------------------------
          A. Exhibits

             1. Exhibit 27 - Financial Data Schedule

          B. Reports on Form 8-K

             1. None





                CADIZ LAND COMPANY, INC.

                      Signatures
                      ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADIZ LAND COMPANY, INC.


By: /s/ Keith Brackpool                        November 13, 1995
    ------------------------------------       ---------------------
    Keith Brackpool                            Date
    Chief Executive Officer and Director


By: /s/ Susan K. Chapman                       November 13, 1995
    -------------------------------------      ---------------------
    Susan K. Chapman                           Date
    Chief Financial Officer and Secretary