Form 10-Q
period 1995-12-31
CADIZ LAND CO INC
filed 1996-02-20
CIK 727273

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1995

                                   OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from............to............

                      Commission File Number 0-12114

                             --------------

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

                            --------------

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

The number of shares outstanding of each of the Registrant's classes of Common Stock at February 16, 1996 was 18,322,611 shares of Common Stock, par value $0.01.






                      CADIZ LAND COMPANY, INC.

           For the Nine Months Ended December 31, 1995


                        TABLE OF CONTENTS
                        -----------------


                                                          Page(s)
                                                          -------

 I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     A. Balance Sheet   . . . . . . . . . . . . . . . .     1-2
     B. Statement of Cash Flows . . . . . . . . . . . .      3
     C. Statement of Operations . . . . . . . . . . . .     4-5
     D. Statement of Stockholders' Equity . . . . . . .      6
     E. Notes . . . . . . . . . . . . . . . . . . . . .     7-9


II.  SUPPLEMENTARY INFORMATION

     A. Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . 10-20
     B. Other Information  . . . . . . . . . . . . . . . . 21-22
     C. Signatures . . . . . . . . . . . . . . . . . . . .   23








                       CADIZ LAND COMPANY, INC.

                Condensed Consolidated Balance Sheet

                              Assets
                          (in thousands)


                                         December 31,    March 31,
                                             1995          1995
                                         -----------    ---------
                                         (unaudited)
Cash (Note 3)                              $ 2,600       $ 2,454

Accounts receivable                            402           131

Inventory                                      188           198

Property and equipment, net                  2,216         2,308

Land and improvements:
     Developed property, net                 9,515         9,715
     Unimproved land                        12,012        11,792

Water transfer projects                      2,392         1,764

Excess of purchase price over
   net assets acquired, net                  5,214         5,389

Debt issue costs and other assets              955         1,137
                                           -------       -------

                                           $35,494       $34,888
                                           -------       -------
                                           -------       -------

See accompanying notes to the consolidated financial statements.


                        CADIZ LAND COMPANY, INC.

                  Condensed Consolidated Balance Sheet

                  Liabilities and Stockholders' Equity
                 (in thousands except number of shares)


                                       December 31,     March 31,
                                           1995           1995
                                       -----------      ---------
                                       (unaudited)
Accounts payable                         $   857         $ 1,174

Other liabilities                            493             385

Debt                                      17,308          16,381

Contingencies (Note 5)

Stockholders' equity:
  Common stock - $.01 par value;
    shares issued and outstanding -
    18,322,611 at December 31, 1995
    and 16,988,454 at March 31, 1995         183             170

Additional paid-in capital                67,908          62,687

Accumulated deficit                      (51,255)        (45,909)
                                         -------         -------

    Total stockholders' equity            16,836          16,948
                                         -------         -------

                                         $35,494         $34,888
                                         -------         -------
                                         -------         -------

See accompanying notes to the consolidated financial statements.




                       CADIZ LAND COMPANY, INC.

           Condensed Consolidated Statement of Cash Flows
                           (in thousands)
                             (unaudited)

                                                  Nine Months Ended
                                                      December 31,
                                                      ----------
                                                   1995       1994
                                                   ----       ----
Cash flows from operating activities:
   Loss from continuing operations               $(5,346)   $(3,250)
   Adjustments to reconcile loss from
     continuing operations to net cash
     used for continuing operating
     activities:
       Depreciation and amortization                1,427     1,085
       Interest capitalized to debt                   380       651
       Extraordinary gain on debt settlement           -       (115)
       The effect on net cash used for
         continuing operating activities
         from changes in assets and
         liabilities:
           Inventory and accounts receivable        (262)        96
           Debt issue costs and other assets        (253)      (196)
           Accounts payable and other
             liabilities                            (209)      (841)
                                                  ------     ------

   Net cash used for continuing operating
      activities                                  (4,263)    (2,570)

   Net cash provided by discontinued
     operating activities                             -          57
                                                  ------     ------

   Net cash used for operating activities         (4,263)    (2,513)
                                                  ------     ------

Cash flows from investing activities:
   Land purchase and development                    (331)      (342)
   Water transfer projects                          (628)      (973)
   Additions to property and equipment              (217)      (563)
                                                  ------     ------

   Net cash used for investing activities         (1,176)    (1,878)
                                                  ------     ------

Cash flows from financing activities:
   Net proceeds from issuance of
     common stock                                  5,234      2,088
   Proceeds from issuance of debt                    376         -
   Principal payments on debt                        (25)      (399)
                                                  ------     ------

   Net cash provided by financing activities       5,585      1,689
                                                  ------     ------

Net increase (decrease) in cash                      146     (2,702)
Cash, beginning of year                            2,454      4,408
                                                  ------     ------

Cash, end of period                               $2,600     $1,706
                                                  ------     ------
                                                  ------     ------

See accompanying notes to the consolidated financial statements.



                        CADIZ LAND COMPANY, INC.

           Condensed Consolidated Statement of Operations

                (in thousands except per share data)
                             (unaudited)

                                               Three Months Ended
                                                   December 31,
                                                   -----------
                                               1995          1994
                                               ----          ----
Revenues                                     $   470        $  383
                                             -------       -------

Costs and expenses:
   Resource development                          967           702
   Landfill prevention activities (Note 5)       140            -
   General and administrative                    514           312
   Amortization                                   58            58
                                             -------       -------

                                               1,679         1,072
                                             -------       -------

Operating loss                                (1,209)         (689)

Interest expense, net                            451           315
                                             -------       -------

Net loss                                     $(1,660)      $(1,004)
                                             -------       -------
                                             -------       -------

Loss per share:
   Net loss per share                        $ (0.10)      $ (0.06)
                                             -------       -------
                                             -------       -------

See accompanying notes to the consolidated financial statements.


                       CADIZ LAND COMPANY, INC.

          Condensed Consolidated Statement of Operations
                (in thousands except per share data)
                           (unaudited)


                                               Nine Months Ended
                                                  December 31,
                                                  ------------
                                               1995           1994
                                               ----           ----
Revenues                                     $ 1,120        $   448
                                             -------        -------

Costs and expenses:
  Resource development                         2,881          1,604
  Landfill prevention activities (Note 5)        671             -
  General and administrative                   1,405          1,134
  Amortization                                   175            175
                                             -------        -------

                                               5,132          2,913
                                             -------        -------

Operating loss                                (4,012)        (2,465)

Interest expense, net                          1,334            900
                                             -------        -------

Loss before extraordinary item                (5,346)        (3,365)

Extraordinary item:
  Gain on debt settlement                         -             115
                                             -------        -------

Net loss                                     $(5,346)       $(3,250)
                                             -------        -------
                                             -------        -------

Loss per share:
  Loss before extraordinary item             $ (0.31)       $ (0.21)
  Extraordinary item                              -            0.01
                                             -------        -------

       Net loss per share                    $ (0.31)       $ (0.20)
                                             -------        -------
                                             -------        -------

See accompanying notes to the consolidated financial statements.



                     CADIZ LAND COMPANY, INC.

    Condensed Consolidated Statement of Stockholders' Equity

           For the Nine months Ended December 31, 1995
              (in thousands except number of shares)
                           (unaudited)


                                                                   Total
                         Common Stock    Paid-In   Accumulated  Stockholders'
                       Shares    Amount  Capital     Deficit       Equity
                       ------    ------  -------     -------       ------
Balance as of
 March 31, 1995      16,988,454  $170    $62,687    $(45,909)     $16,948

Exercise of
 stock options
 (Note 4)               120,000     1        301                      302

Issuance of
 shares in
 connection
 with private
 placement
 (Note 4)             1,214,157    12      4,920                    4,932

Net loss                                              (5,346)      (5,346)
                     ----------  ----    -------    --------      -------

Balance as of
 December 31, 1995   18,322,611  $183    $67,908    $(51,255)     $16,836
                     ----------  ----    -------    --------      -------
                     ----------  ----    -------    --------      -------

See accompanying notes to the consolidated financial statements.



                           CADIZ LAND COMPANY, INC.

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - CURRENT STATUS AND DESCRIPTION OF BUSINESS
--------------------------------------------------

Business of the Company
-----------------------

Cadiz Land Company, Inc. (the "Company") identifies, acquires and develops properties (to date in the desert regions of Southern California) which have significant indigenous supplies of water.
The Company currently owns or controls approximately 41,750 acres, with its largest property totalling approximately 31,800 acres at Cadiz, California. The Company's primary objective is to maximize the long-term value of each of its properties through strategic use of the water resources associated with the properties. The alternatives available to the Company, which are evaluated by management on an ongoing basis, include the transfer of water to third party users and/or the development of the properties using indigenous water sources for agricultural, commercial or residential purposes.

The transfer of water to third party users, both from the Cadiz property and from other Company properties, is being actively pursued. The Company proposes to sell water from the Cadiz basin which is surplus to both the present and projected agricultural requirements of the Company. Negotiations relative to specific terms of water delivery arrangements are continuing with several California water agencies with respect to this project. The Company is also in discussions with prospective purchasers of its water from the Piute project.

In addition, agricultural development at Cadiz has been an integral part of the Company's ongoing business strategy as a means of maximizing the value of the Company's landholding as a way to generate cash flow from such landholding. To date, 800 acres have been developed to table grapes, 560 acres have been developed to citrus, and 240 acres have been planted to various row crops. The Company has been able to enter into joint venture or leasing arrangements for the farming of these crops on its properties.

Basis of Presentation
---------------------

The Condensed Consolidated Financial Statements have been prepared by the Company without audit and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Form 10-K for the year ended March 31, 1995.
The foregoing Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments which the Company considers necessary for a fair presentation. The results of operations for the nine months ended December 31, 1995 are not necessarily indicative of the results to be expected for the full fiscal year.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

See Note 2 to the Condensed Consolidated Financial Statements included in the Company's latest Form 10-K for a discussion of the Company's accounting policies.


NOTE 3 - ACQUISITION OF SUN WORLD INTERNATIONAL, INC.
-----------------------------------------------------

On December 11, 1995, the Company executed a Plan Support Agreement with the Official Committee of Creditors Holding Unsecured Claims (the "Committee") in the Chapter 11 case of Sun World International, Inc. ("SWI"), whereby the Company proposed to purchase the assets of SWI or submit a joint Plan of Reorganization (the "Plan") with the Committee in which the unsecured creditors of SWI would receive subordinated notes or a cash alternative and existing shareholders of SWI would receive notes convertible into shares of stock in the Company after a period of time. Concurrent with the execution of the Plan Support Agreement, the Company delivered $1 million, representing a deposit to the trust account of the attorney for the Committee which is recorded as Cash in the accompanying Balance
Sheet. Upon completion of the acquisition, the deposit will be dispersed to either the reorganized SWI or to the Company. However, if the acquisition is not completed, then under certain circumstances, the cash will be used to purchase, on a pro rata basis, interest in the claims of unsecured creditors in the SWI Chapter 11 case. The Company has been proceeding with its due diligence investigation of SWI and is continuing to negotiate with the various constituent parties in an effort to obtain a consensual plan. Before the acquisition can be completed, the United States Bankruptcy Court must confirm the Plan.


NOTE 4 - STOCK OPTIONS EXERCISED AND PRIVATE PLACEMENTS
-------------------------------------------------------

During the nine months ended December 31, 1995, 120,000 previously outstanding stock options were exercised resulting in gross proceeds to the Company of $304,000.

During the quarter ended December 31, 1995, the Company completed private placements of 764,157 shares of its common stock resulting in gross proceeds to the Company of $3,176.000.


NOTE 5 - CONTINGENCIES
----------------------

As further discussed in Note 9 to the Condensed Consolidated
Financial Statements included in the Company's latest Form 10-K, the Company was awarded full reimbursement for its legal fees and costs incurred in defending a legal action for which the plaintiffs filed an appeal. In August 1995, the Arizona Court of Appeals ruled in favor of the trial court's judgment upholding the award for full reimbursement to the Company for such legal fees and costs incurred. In addition, the Court of Appeals has awarded the Company reimbursement for legal fees on appeal, the amount of which has yet to be determined. The Company has not yet recorded a gain contingency in connection with this matter, however, the plaintiffs have posted a cash bond from which the Company will collect its judgment which is estimated at approximately $400,000.

In addition, on December 29, 1995, the Company filed an action relative to the proposed construction and operation of a landfill to be located adjacent to Company property, with the Superior Court in San Bernardino County against the County of San Bernardino and Rail Cycle , L.P., among others. The Company alleges the County of San Bernardino did not comply with the guidelines prescribed by the California Environmental Quality Act and violated state planning and zoning laws when approving a General Plan Amendment and granting a conditional use permit for the proposed landfill. The Company is seeking specific action and compensatory damages in excess of
$75,000,000.   See "Other Information - Item 1 - Legal Proceedings".




                         CADIZ LAND COMPANY, INC.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (unaudited)



RESULTS OF OPERATIONS

Quarter Ended December 31, 1995 Compared to Quarter ended December 31, 1994
---------------------------------------------------------------------------

During the quarter ended December 31, 1995, the Company incurred a net loss of $1,660,000 compared to a loss of $1,004,000 during the same period in 1994. The following table summarizes the net loss for both periods (in thousands):

                                              1995         1994
                                              ----         ----

     Revenues                                $  470       $  383
                                             ------       ------

     Resource development                       967          702
     Landfill prevention activities             140           -
     General and administrative                 514          312
     Amortization                                58           58
     Interest expense, net                      451          315
                                             ------       ------

                                             $1,660       $1,004
                                             ------       ------
                                             ------       ------

Revenues
--------

Revenues are recognized from the Company's resource development as a result of the Company's ability to enter into joint venture or leasing arrangements with third party growers for the farming of crops on its properties. A combination of gross crop proceeds from the citrus orchard and both rent and percentage of gross crop proceeds from the vineyard totalled $441,000 and $383,000 for the quarter ended December 31, 1995 and 1994, respectively.

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

Resource development expenses totalled $967,000 for the quarter ended December 31, 1995 as compared to $702,000 for the same period in 1994. During 1995, the Company undertook work on several water projects as compared to only one project in 1994. Therefore, costs associated with such activities increased from the prior year. In addition, crop production costs totalled approximately $360,000 and $253,000 during the quarters ended December 31, 1995 and 1994, respectively. Costs related to ranch overhead increased with the additional acres to row crops put into production during the current fiscal year. Also included in resource development are operating expenses attributable to the Company's produce brokerage, which was created in April 1995, and costs associated with evaluation of the potential acquisition of additional sites.

Landfill Prevention Activities
------------------------------

The Company is engaged in vigorous opposition to the proposed construction and operation of a landfill proposed to be located adjacent to Company property, and has filed a lawsuit seeking, among other things, to set aside regulatory approvals for the landfill project. See "Other Information - Item 1 - Legal Proceedings". During the quarter ended December 31, 1995, expenses incurred in connection with activities in opposition to the project totalled $140,000, including litigation costs, professional fees and expenses, and contributions in support of an initiative to be considered by the voters of San Bernardino County on March 26, 1996 (the "Landfill Initiative") which, if approved, would require that no large solid waste landfill shall overlie or be located within ten miles from the point of extraction of a significant water resource, unless such a facility had been fully permitted, constructed or operational as of March 14, 1995.

General and Administrative
--------------------------

During the 1995 period, the Company was engaged in evaluating the possible acquisition of Sun World International, Inc. ("SWI"), one of California's largest permanent crop companies, negotiations and/or discussions with prospective purchasers regarding several of the Company's water transfer projects and management of its permanent crops, as well as production of additional acreage to row crops in its farming operation. In 1994, such activities pertained to evaluation of only one water transfer project and management of the Company's permanent crops. As a result of this increased level of activity, the Company has accordingly incurred an increase in costs related to overhead, professional fees, salaries and travel, among others.

Interest Expense
----------------

Net interest expense totalled $451,000 during the quarter ended December 31, 1995 as compared to $315,000 during the same period in 1994. The following table summarizes the components of net interest expense for the three month periods ended December 31, 1995 and 1994 (in thousands):

                                                  1995        1994
                                                  ----        ----

    Interest expense on outstanding debt         $ 254       $ 217
    Amortization of financing costs                210         120
    Interest income                                (13)        (22)
                                                 -----       -----

        Net interest expense                     $ 451       $ 315
                                                 -----       -----
                                                 -----       -----

Interest expense on outstanding debt increased during the period as a result of an increased level of borrowing. Amortization of financing costs increased as a result of debt issue costs incurred in connection with the March 1995 additional loan as further discussed in the Company's latest Form 10-K.

Nine Months Ended December 31, 1995 Compared to Nine Months Ended
December 31, 1994
-----------------------------------------------------------------

During the nine months ended December 31, 1995, the Company incurred a net loss of $5,346,000 compared to a loss of $3,250,000 during the same period in 1994. The following table summarizes the net loss for both periods (in thousands):

                                                 1995        1994
                                                 ----        ----

     Revenues                                   $1,120      $  448
                                                ------      ------

     Resource development                        2,881       1,604
     Landfill prevention activities                671          -
     General and administrative                  1,405       1,134
     Amortization                                  175         175
     Interest expense, net                       1,334         900
     Gain on debt settlement                        -         (115)
                                                ------      ------

                                                $5,346      $3,250
                                                ------      ------
                                                ------      ------

Revenues
--------

As a result of the additional acreage put into row crop production during the 1995 period, the Company was able to generate additional revenue during the nine months ended December 31, 1995 in an amount totalling approximately $564,000 from the honeydew melon, seedless watermelon and radicchio joint venture operations. Revenues from other sources (including the lemon harvest, vineyard and produce brokerage) contributed to the increase in revenues by approximately $98,000.

Resource Development
--------------------

Resource development expenses totalled $2,881,000 for the nine months ended December 31, 1995 as compared to $1,604,000 for the same period in 1994. As activities were taking place on multiple water projects during the nine months ended December 31, 1995, costs associated with this development increased as compared to the 1994 period when the Company was involved in only the Cadiz water transfer project. In addition, with the development of an additional 240 acres to row crops at the beginning of the current fiscal year, the Company has attracted third party growers to enter into joint venture and similar arrangements with the Company for multiple harvests throughout the year. As a result, the Company has incurred its share of joint venture production costs associated with the various row crops, as well as an increase in costs associated with management of the Cadiz ranch, as it pertains to oversight of the additional acreage.

Landfill Prevention Activities
------------------------------

Expenses incurred during the nine months ended December 31, 1995 in connection with the Company's opposition to a proposed waste landfill project adjacent to its Cadiz landholdings were $671,000, which included litigation costs, professional fees and expenses, and contributions in support of the Landfill Initiative.

General and Administration
--------------------------

General and administrative expenses during both periods consisted primarily of corporate operating expenses, professional fees and salaries. These expenses increased by $270,000 during the nine months ended December 31, 1995, as compared to the same period in 1994. This increase was primarily due to costs incurred in evaluating the potential acquisition of SWI and an increase in corporate operating expenses related to the increased level of activity associated with the Company's water transfer projects and agricultural operations offset by reduced legal fees related to litigation.

Interest Expense
----------------

The following table summarizes the components of net interest expense for the nine month periods ended December 31, 1995 and 1994 (in thousands):

                                               1995       1994
                                               ----       ----

    Interest expense on outstanding debt      $  744     $  640
    Amortization of financing costs              631        360
    Interest income                              (41)      (100)
                                              ------     ------

       Net interest expense                   $1,334     $  900
                                              ------     ------
                                              ------     ------

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


LIQUIDITY AND CAPITAL RESOURCES

Pursuant to its business strategy, the Company has historically utilized its working capital primarily for development purposes:
that is, for purposes designed to increase the long term value of its properties. A substantial portion of these developmental expenses are being incurred in connection with the development of the Company's water transfer projects at Cadiz and Piute. As the Company does not expect to receive significant revenues from these water transfer projects before 1997, the Company has been required to obtain financing to bridge the gap between the time development expenses are incurred and the time a revenue stream will commence. Accordingly, the Company has looked to outside funding sources to address its liquidity and working capital needs. Since the beginning of the 1992 fiscal year, the Company has addressed these needs primarily through secured debt financing arrangements with its lenders, private placements and the exercise of outstanding stock options.

The Company is currently evaluating the possible acquisition of SWI, which is now in Chapter 11 reorganization proceedings. SWI, with annual revenues in excess of $150 million, is one of California's largest permanent crop companies. The acquisition, if completed, will result in the addition of approximately 20,000 acres of developed land primarily in the Central Valley of California, and will provide assets complimentary to the Company in agriculture, produce marketing and water rights. However, regardless of whether or not this acquisition is completed, the Company will continue to develop its existing properties. The Company's projected working capital needs therefore relate both to the continued development of its existing properties, on the one hand, and to the acquisition of SWI, on the other hand.

Operational Requirements
------------------------

WATER TRANSFER PROJECTS - The Company proposes to sell to third party users water from the Cadiz basin which is surplus to both the present and projected agricultural requirements of the Company. In 1993, the County of San Bernardino certified an Environmental Impact Report allowing for the withdrawal from the Cadiz basin of 30,000 acre-feet of groundwater per year for 40 years for agricultural and domestic use. Currently, total agricultural and domestic water use in the Cadiz area is approximately 5,000 acre-fee per year. As an alternative to the full expansion of agricultural development, the Company will allocate a portion of its unused water resources for transfer to several public agencies that require supplemental sources of water. The Company is continuing to negotiate the specific terms of water delivery arrangements with several California water agencies with respect to this project.

The Environmental Impact Statement/Environmental Impact Report ("EIS/EIR") to be prepared for the water transfer project will, as required, evaluate the environmental impacts associated with the transfer of water both at the currently projected level of 20,000 acre-feet per year and at reasonable alternative amounts. A groundwater management plan will be developed as part of the EIS/EIR under which a groundwater management entity will have authority to implement a management program for usage of the basin's water and will monitor compliance with the plan on an ongoing basis.

Although the length of the regulatory review process cannot be predicted with certainty, the Company expects completion of the EIS/EIR process in mid to late 1997 and completion of the necessary delivery system within several months, thereafter, although no assurance can be given.

The Company is also in discussion with prospective purchasers of its water from the Piute project.

Funding for preparatory work to date on the Company's water transfer projects has come from the Company's working capital. However, the substantial majority of the capital costs associated with these projects, which have yet to be incurred, will be funded through separate project financings. The nature of the additional financings for the water transfer projects will depend upon how the development and ownership of each project is ultimately structured, and how much of each project's funding will be the Company's responsibility.

AGRICULTURAL OPERATIONS - Agricultural development continues to be an integral part of the Company's ongoing business strategy as a means of maximizing the value of the Company's landholdings and as a way to generate cash flow from such landholdings. The Company has been able to attract third party growers with significant expertise in their respective purview and to enter into joint venture or leasing arrangements for the farming of crops on its properties. With the implementation of the Company's program to conduct agricultural operations on its properties primarily through third party leasing and joint venture operations and the establishment of its produce brokerage, agricultural operations are anticipated to require substantially less operating funds in 1996.

Sun World Acquisition
---------------------

In December 1995, the Company executed a Plan Support Agreement with the Official Committee Holding Unsecured Claims (the "Committee") in the SWI Chapter 11 case. Under this Agreement, the Committee pledged to support a plan of reorganization which, in broad terms, would result in the acquisition of SWI by the Company and would provide for the Company to enter into renegotiated lending arrangements with SWI's secured lenders, to issue to SWI's unsecured creditors subordinated notes in the proven amount of their claims (or, alternatively, cash at a 60% discount to the amount of the notes), and to issue to SWI's equity holders a total of $10 million in convertible notes. Pursuant to the Agreement, the Company has placed $1 million as a deposit to the trust account of the attorneys for the Committee.

The Company expects that the fundamental provisions of the formal plan of reorganization ("Plan") to be submitted to the U.S. Bankruptcy Court will be consistent with those outlined in the Plan Support Agreement. The Company is continuing its negotiations with the other parties to the SWI bankruptcy proceedings in an effort to reach a consensual agreement on the terms of the Plan, although the Company may continue to pursue the SWI acquisition whether or not full consensual agreement can be reached. Approval of the Plan by the Bankruptcy Court will be required before the acquisition of SWI by the Company can be completed.

The Company intends as part of the proposed SWI plan of reorganization to make capital available to SWI upon closing of the acquisition in an amount estimated as necessary to enable SWI to be self-sufficient thereafter for working capital purposes. This capital is expected to include cash of approximately $15 million to be used to discharge SWI's obligations to unsecured creditors. The Company intends to raise such capital through a separate placing of securities, the closing of which will be conditioned upon final approval of the Plan and completion of the SWI acquisition.

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

The Company and the Banks have, in the past, structured their financing arrangements with a view towards effective implementation of the Company's business plan. The Company may, if it deems necessary, seek adjustments to these existing arrangements to accommodate previously unforeseen developments, such as the SWI acquisition and/or any changes in the timetable for regulatory approvals of the water transfer projects.

Equity Placements
-----------------

During the fiscal year ended March 31, 1995, the Company raised gross proceeds of approximately $2.3 million through the exercise of outstanding stock options and warrants. In addition, the Company raised gross proceeds of $304,000 through the exercise of outstanding stock options during the nine months ended December 31, 1995.

During the quarter ended December 31, 1995, the Company completed private placements of 764,157 shares of its common stock resulting in gross proceeds of $3,224,000. In July 1995, the Company completed a private placement of 450,000 shares of its common stock to several institutions thereby receiving gross proceeds of $1,800,000. The Company will utilize such proceeds to fund its capital projects related to development of its water transfer projects, purchase of additional acreage and for operating requirements.

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

Cash used for continuing operating activities totalled $4,263,000 for the nine month period ended December 31, 1995 as compared to $2,570,000 for the same period in 1994. In furtherance of the Company's primary objective to maximize the long-term value of each of its properties through strategic use of the water resources associated with the properties, the Company initiated work on development of several water projects during the 1995 period. As a result, overhead associated with such development increased throughout the nine months ended December 31, 1995 as compared to the same period in 1994. In addition, as agricultural development has been an integral part of the Company's ongoing business strategy as a means of maximizing the value of the Company's landholdings and a way to generate cash flow from such landholdings, an additional 240 acres were developed to row crops at the beginning of the current fiscal year. Following completion of this further agricultural development, the Company was able to attract third party growers thus allowing the Company to reduce its exposure to the performance of any single given crop and generate additional cash flow from its share of crop proceeds (offset by its share of crop production costs) resulting, however, in an increase in costs relating to the management of this additional acreage. In addition, in April 1995, the Company established a produce brokerage to market fresh fruit and vegetables, which management expects will be cash flow positive in the next fiscal year. Professional fees and other costs totalling $671,000 incurred in the Company's opposition to a proposed waste landfill project adjacent to its Cadiz landholdings also served to increase the cash used for continuing operations for the nine month period ended December 31, 1995 as compared to the same period in 1994. The cash provided by discontinued operating activities during the 1994 quarter resulted from the sale of property during that period.

Cash used for investing activities totalled $1,176,000 during the nine months ended December 31, 1995 as compared to $1,878,000 for the same period in 1994. Although the Company commenced serious evaluation of the Cadiz water transfer project as early as 1994, the Company is pleased with the progress made to-date. Much progress has been made with regard to the exhaustive studies required by the various water agencies before they may enter into multi-year arrangements. In addition, the Company commenced water development operations at its landholdings in the Piute valley in February 1995 and at other locations during the current fiscal year. Costs of $628,000 associated with the Company's water transfer projects during 1995 related primarily to fees associated with specific environmental studies, environmental analyses, evaluation of the quantity and quality of the water resources and development of institutional arrangements. Costs related to the Company's water projects incurred in 1994 were associated with the drilling of test and production wells and fees associated with the evaluation and documentation of the feasibility of the Cadiz water transfer project. In addition, in 1995 the Company converted a warehouse into a housing facility, purchased required farming equipment and a weather station for the ranch and installed a new computer system. During 1994, property and equipment additions included costs related to the drilling of a production well and construction of an irrigation manifold system necessary for the development of an additional 240 acres.

Financing activities provided $5,585,000 for the nine months ended December 31, 1995 as compared to $1,689,000 during the nine months ended December 31, 1994. Proceeds from the issuance of common stock as a result of private placements and the exercise of previously existing stock options totalled $5,234,000 and $2,088,000 during the 1995 and 1994 periods, respectively. Proceeds from the issuance of debt increased by $376,000 during the 1995 period and principal payments on debt decreased by $374,000 compared to the 1994 period.


SHORT-TERM OUTLOOK

During fiscal 1996, the Company has funded its working capital requirements from the remaining balance of the $2.45 million in proceeds received in March 1995 from the additional loan facility provided by Ansbacher, the $2.081 million received by the Company through the exercise of stock options and warrants during the prior year and the completion of private placements in July 1995 and December 1995 (See Note 3 to the Condensed Consolidated Financial Statements). These 1996 working capital requirements were an integral means of not only advancing the Cadiz water transfer project through the lengthy regulatory review process and closer to the point where the actual movement of water will generate revenue sufficient to meet the operating requirements of the Company, but also provided the necessary capital to develop additional acreage to row crops which allows for multiple harvests from the same acreage each year, thus providing the Company an opportunity for an immediate return in capital invested. However, as a result of expenditures incurred by the Company in connection with the proposed SWI acquisition (including the $1 million deposit, professional fees and due diligence expenses) the Company's requirement for additional working capital in the short-term has increased. Therefore, the Company expects to raise additional funds to meet its short-term working capital needs either through an increase in borrowings or an additional private placement of equity, as needed. Although a portion of the funds raised in such placement would be used to fund expenses related to the SWI acquisition, such placement would not be conditioned upon the completion of the SWI acquisition, so that the funds will be available to the Company whether or not the acquisition is completed. Management believes that funds available from these sources combined with the additional revenue from the Company's current agricultural operations and possible deposits from water agencies or other pre-sale arrangements related to the Company's water transfer projects would be sufficient to meet the Company's working capital requirements through the next year, although no assurances can be given.

The funding to be made available by the Company upon the closing of the SWI acquisition will, as noted previously, be obtained via a separate placement of securities which will be conditioned upon Plan confirmation and the completion of the acquisition.


LONG-TERM OUTLOOK

Historically, the Company has financed both its working capital and property acquisitions cash requirements from outside resources via a combination of debt and equity placements. However, the Company does not anticipate it will rely on such funding combinations in the future as a result of the progress made to date in the Company's various development activities.

The Company believes that an acquisition of SWI upon the terms currently proposed will enable SWI to be self-sufficient thereafter for working capital purposes. The Company intends as part of the proposed SWI plan of reorganization to make capital available to SWI at closing in an amount estimated as necessary to achieve this result. However, the Company does not expect, in the foreseeable future, to make additional capital contributions to SWI, but to the contrary, expects SWI to generate a return to the Company on its initial capital investment, although until the acquisition is completed and the final structure is determined, no assurances can be given.

As the Company is actively pursuing the development of its water resources, it is seeking the finalization of the regulatory approvals needed to commence construction of a water delivery project at Cadiz. Once the lengthy regulatory review process is finalized and construction of the necessary delivery system has commenced, the Company anticipates to generate a revenue stream within less than a year thereafter which will be sufficient to meet the operating requirements of the Company, although no assurances can be given. Concurrently with the regulatory review process, the Company is also negotiating the terms of water delivery arrangements with various California water agencies, which include issues such as financing, pricing concepts and formulas and ownership of the pipeline and the delivery system.

In addition to the development of its water resources, the Company is actively involved in further agricultural development of its landholding as a result of San Bernardino County's approval of a General Plan Amendment covering 9,600 acres of the Company's landholdings at Cadiz and the increased grower interest in Cadiz as an agricultural area. Such development will be systematic and in furtherance of the Company's business strategy to provide for maximization of the value of its assets. Such development is expected to continue to be accomplished through negotiated arrangements with third parities, which will significantly reduce any capital outlay required of the Company in connection with such development activities and provide a revenue stream in the future.

As a result of the above, the Company expects in 1996 SWI to generate a return to the Company on its initial capital investment, assuming the acquisition takes place, and an increase in the revenue generated from its agricultural operations. Additionally, the Company anticipates a revenue stream to commence in calendar 1997 from its other landholding and associated resources. However, no assurances can be made as to the amount of such revenues or whether such revenues will be of sufficient levels by the end of fiscal 1997 to fund the Company's ongoing cash requirements. Such cash requirements will be dependent, in large part upon the form of the arrangements utilized by the Company for the development of its resources.



                           CADIZ LAND COMPANY, INC.

                              OTHER INFORMATION


Item 1 -  Legal Proceedings
          -----------------
          On November 21, 1995, the San Bernardino County Board of Supervisors certified the Environmental Impact Report/Environmental Impact Statement ("EIR/EIS") for the proposed construction and operation of a substantial landfill on the shore of Bristol Lake near Amboy, California (the "Rail Cycle" Project). On November 28, 1995, the Board of Supervisors by a 3-2 vote approved, among other things, a Conditional Use Permit to Rail Cycle, L.P. ("Rail Cycle ") to construct and operate the Rail Cycle Project. The general partner of Rail Cycle is controlled by WMX Technologies, Inc. ("WMX") (formerly Waste Management, Inc.). The Rail Cycle Project would be located within a few miles of 9,600 acres of land owned by the Company at Cadiz, California, which the County of San Bernardino has designated for agricultural use in its General Plan.

          On December 29, 1995, an action styled CADIZ LAND COMPANY,
          INC. VS. COUNTY OF SAN BERNARDINO, ET. AL. CASE NO. BCV
          02341 was filed by the Company in Superior Court in San Bernardino County. The action challenges the various decisions by the County of San Bernardino relative to the Rail Cycle
          Project.   Named in this action, in addition to the County
          of San Bernardino, were the Board of Supervisors of the county of San Bernardino, three individual members of the Board of Supervisors, an employee of the County, and Rail Cycle. On February 1, 1996, Rail Cycle and the County removed the case to Federal District Court for the Central District of California (Case No. CV-96-740-JGD [BQRX]).

          The Company alleges that the actions of the County did not comply with the guidelines prescribed by the California Environmental Quality Act ("CEQA") and violated state
          planning and zoning laws.   The action seeks to set aside
          the County's certification of the EIR/EIS and approval of the proposed Rail Cycle Project. The Company continues to believe that the proposed Rail Cycle Project, if constructed and operated as currently designed, poses environmental risks both to the Company's agricultural operations at Cadiz and to the groundwater basin underlying the Cadiz property. Accordingly, the Company intends to pursue a claim for damages against the County of San Bernardino and Rail Cycle and therefore, the action also seeks compensatory damages in excess of $75 million.

          On March 26, 1996, an initiative will be considered by the voters of San Bernardino County which, if approved, would require that no large solid waste landfill shall overlie or be located within ten miles from the point of extraction of a significant water resource, unless such a facility had been fully permitted, constructed or operational as of March 14, 1995. However, the Company was unable to consider the outcome of the vote on this upcoming initiative and its effect upon construction of the Rail Cycle Project before commencing the action, as under CEQA procedures the Company was required to file the suit within thirty days of the Board of Supervisors' actions in order for the Company to preserve its rights.


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


Item 6 -  Exhibits and Reports on Form 8-K
          --------------------------------

          A.  Exhibits
              --------

              1. Exhibit 27     -  Financial Data Schedule

              2. Exhibit 10.44  -  Plan Support Agreement
                                   dated December 11, 1995

              3. Exhibit 10.45  -  Waiver of Certain Provisions of Plan
                                   Support Agreement dated January 12, 1996

          B.  Reports on Form 8-K
              -------------------

              1. None





                         CADIZ LAND COMPANY, INC.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADIZ LAND COMPANY, INC.



By: /s/ Keith Brackpool                          February 19, 1996
    -------------------------------------        ------------------
    Keith Brackpool                              Date
    Chief Executive Officer and Director


By: /s/ Susan K. Chapman                         February 19, 1996
    -------------------------------------        ------------------
    Susan K. Chapman                             Date
    Chief Financial Officer and Secretary