Form 10-K405
period 1996-03-31
CADIZ LAND CO INC
filed 1996-07-16
CIK 727273

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                 ----------------------------------------------
                                   FORM 10-K

MARK ONE [1]

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
           1934 [FEE REQUIRED]

                         FOR THE FISCAL YEAR ENDED MARCH 31, 1996

                                            OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
           ACT OF 1934 [NO FEE REQUIRED]

                FOR THE TRANSITION PERIOD FROM .......TO.......
                 ----------------------------------------------

                         COMMISSION FILE NUMBER 0-12114
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

       Registrant's telephone number, including area code: (909) 980-2738
                 ----------------------------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

   TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
- -------------------------     --------------------------------------------------
          None                                       None

          Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K (Section 220.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes _X_ No ____

    As of July 10, 1996, the registrant had 19,400,389 shares of Common Stock outstanding. The aggregate market value of the Common Stock held by nonaffiliates as of July 10, 1996, was approximately $108,344,265 based on the average of the closing bid and asked prices on that date.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                        PART I


ITEM 1.  BUSINESS

    Cadiz Land Company, Inc. (the "Company") identifies, acquires and develops properties (to date in the desert regions of Southern California) which have
significant indigenous supplies of water.   Management believes that, with the
increasing scarcity of water supplies in California and increasing demand, the value of properties with sizable assured supplies of water will continue to
appreciate.   The Company evaluates, on an ongoing basis, the various means by which the land and water resources available to its portfolio of properties can be utilized.

    The Company currently owns or controls approximately 43,000 acres, with its largest property totalling approximately 31,800 acres at Cadiz, California. The Cadiz property was acquired as undeveloped property following the Company's discovery of the existence of a substantial groundwater basin underlying such property. As of March 31, 1996 approximately $18.8 million has been invested by the Company in the agricultural development of its Cadiz property. The Company has received approval from San Bernardino County to develop up to 9,600 acres of its Cadiz property to agriculture. To date, the Company has developed 1,600 acres, of which 1,360 acres are developed to table grapes and citrus and 240 acres have been planted to various row crops. The Company has been able to enter into joint venture or leasing arrangements for the farming of these crops on its properties.

    The Company also proposes to sell water from the Cadiz basin which is surplus to both its present and projected agricultural requirements. During the past year the Company has continued its negotiations with various public agencies which have expressed interest in utilizing the Company's surplus water. The Company has also continued to work towards obtaining the environmental and other regulatory approvals required prior to commencing construction of a water delivery project at Cadiz.

    In furtherance of the Company's strategic business plan to expand its property portfolio, in late 1995 the Company began formally evaluating a possible acquisition of Sun World International, Inc. ("Sun World") which has agricultural landholdings of approximately 20,000 acres with senior water rights primarily in the Central Valley of California. Sun World is one of California's largest permanent crop companies with assets complimentary to the Company in agriculture, produce marketing and water rights. A consensual Plan of Reorganization providing for the acquisition of Sun World by the Company for consideration of approximately $175 million was confirmed by the U. S. Bankruptcy Court on July 12, 1996. Management believes the acquisition will be completed within several weeks of this date. See Item 1 - "Narrative Description of Business - Proposed Sun World Acquisition."

    In addition to the development of its existing properties, the Company will continue to seek to add to its portfolio of properties which possess rights to commercially usable quantities of water.

(a) GENERAL DEVELOPMENT OF BUSINESS

    As part of its current business plan, the Company's land acquisition and development activities are conducted for the purpose of enhancing the long-term appreciation of its properties. See "Narrative Description of Business", below.

    Since late 1995, the Company has been evaluating and negotiating the possible acquisition of Sun World. Sun World and certain subsidiaries of Sun World (collectively, "Debtors") filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on October 3, 1994 after debt restructuring negotiations with Sun World's existing lenders failed.

    In late 1995, the Company commenced its due diligence review of Sun World and its operations, and retained the investment banking firm of Smith Barney Inc. to advise the Company in connection with its proposed acquisition of Sun World. Since that time, the Company has been engaged in negotiations with all parties to the bankruptcy proceedings in an effort to develop a plan of reorganization for Sun World (the "Plan") which would result in terms acceptable to the Company. A consensual Plan to this effect (Debtors' Modified Fourth Amended Consolidated Plan of Reorganization dated June 3, 1996) was confirmed by the U.S. Bankruptcy Court for the Central District of California (the "Bankruptcy Court") at a hearing held on July 12, 1996. Assuming satisfaction of all Plan requirements (including completion of satisfactory documentation), ownership of Sun World will be transferred to the Company within several weeks of this confirmation date. See "Narrative Description of Business - Proposed Sun World Acquisition", below.

    In May 1992, the Company's shareholders approved the reincorporation of the Company into Delaware under the name Cadiz Land Company, Inc. As a part of the reincorporation, the Company's common stock was reverse split on a one-for-five basis, giving each shareholder of the Company one share of Cadiz Land Company, Inc. stock for every five shares of Pacific Agricultural Holdings, Inc. ("PAH") stock held at the time of the reincorporation.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    During its fiscal year ended March 31, 1996, the Company operated in one industry segment: resource development. See Consolidated Financial Statements. Also, see Item 7, "Management's Discussion and Analysis".

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

EXISTING PROJECTS

    CADIZ. The Company's Cadiz properties overlie a substantial high quality groundwater basin with active recharge from basins covering approximately 1,400 square miles. The water is of excellent quality and well within recommended guidelines for drinking water.

    As of March 31, 1996, approximately $18.8 million has been invested by the Company in the agricultural development of its Cadiz properties, where 800 acres have been developed to table grapes, 560 acres have been developed to citrus, and 240 acres have been planted to various row crops. In fiscal 1994 the Company received approval from San Bernardino County to develop up to 9,600 acres of its Cadiz property to agriculture. See Item 2, "Properties - The Cadiz Property".

    The Company has attracted third party growers with significant expertise in their respective purview and has entered into joint venture or leasing arrangements for the farming of crops on its properties. By associating with these third party growers, the Company was able to elevate the farming expertise available to its agricultural operations and minimize working capital requirements.

    Since December 1992, the Company has leased its table grape vineyard to an independent operator in return for both a fixed minimum income stream and a percentage of the gross revenue stream. The Company currently markets citrus produced on its 560-acre orchard at Cadiz through a large international marketing conglomerate. In addition, the Company, in partnership with established row crop growers, entered into several joint ventures whereby a total of 240 acres at Cadiz were successfully planted to row crops such as honeydew melons, seedless watermelons, tomatoes and radicchio during 1995 and 1996. Such crops generally develop to the point of harvest within several months of planting and generate multiple harvests from the same acreage each year.

    In 1993, an Environmental Impact Report ("EIR") was certified which allows for withdrawal from the Cadiz basin of 30,000 acre-feet of groundwater per year for 40 years for agricultural and domestic uses. Subsequent this certification, independent studies have documented that the total amount of potable groundwater in storage underlying the Cadiz area is estimated to range from 12 to 22 million acre-feet, and groundwater recharge is estimated to range between 20,000 and 30,000 acre-feet per year.

    Through prudent management of its land and water resources, and as an alternative to the full development of the Cadiz property to agriculture, the Company plans to utilize a portion of its available water and groundwater storage capacity for the benefit of public agencies that are seeking supplemental sources of water ("Water Management Project"). Such a project would require the completion of environmental review and permit processes, construction of a well field and a 30-mile pipeline linking the Cadiz area to the Colorado River Aqueduct.

         In order to receive all necessary regulatory approvals and permits, the Company will be subject to various waiting periods applicable to required submissions and responses. There is a risk that delays in this process will result in delays in completion of a Water Management Project, however the Company expects completion of the environmental review and permit process in the latter part of 1997 and completion of the necessary delivery system within several months thereafter, although no assurances can be given.

         The expected addition of Sun World water resources to the Company's portfolio will expand the breadth of the Company's water resources to include contract rights to the principal water supply systems serving California, including the Central Valley Project, the Colorado River System, and the State Water Project.

    PIUTE. The Company is continuing its water development operations at its landholdings in the Piute valley, which is located approximately 12 miles from the Colorado River near the town of Needles, California. See Item 2, "Properties - The Piute Property". Following the completion of a feasibility study on the transfer of water from the Piute property in 1995, this study, together with other analyses, demonstrated that the Piute water transfer project is both technically and economically feasible. Several delivery alternatives are available and the Company is continuing to analyze which option is preferable.

    The Company believes that much of the development work being performed for the Cadiz project will be transferable to the Piute project, thus making it possible for water transfers from Piute to begin in parallel or shortly after Cadiz.

    OTHER PROJECTS. In addition to Cadiz and Piute, the Company owns additional acreage in the Mojave Desert as to which development has not yet commenced. See Item 2, "Properties - The Homer Property" and Item 2, "Properties - Other Properties".

PROPOSED SUN WORLD ACQUISITION

    PROPOSED ACQUISITION TERMS. Following the Company's due diligence review of Sun World and its operations and negotiations with all parties to the Sun World bankruptcy proceedings, a plan of reorganization was developed with terms acceptable to the Company. This consensual plan (the "Plan") was confirmed by the Bankruptcy Court on July 12, 1996. Under the Plan, the Company is to acquire all of the stock of a reorganized Sun World for total consideration of approximately $175 million. Of this amount, approximately $153 million will be owed to Sun World's existing secured lenders through a restructuring of existing debt. In addition, the Company will make a cash capital contribution of $15 million into Sun World, with the intent of eliminating the requirement for Sun World to have any additional debt facilities beyond those owed to its existing secured creditors.

    DESCRIPTION OF SUN WORLD. Sun World is one of California's leading fully-integrated agricultural companies, with agricultural landholdings of approximately 20,000 acres with senior water rights primarily in the Central Valley of California and with assets complimentary to the Company in agriculture, produce marketing and water rights. Sun World's annual gross sales in 1995 were in excess of $150 million and its earnings before interest, taxes, depreciation and amortization (EBITDA) were approximately $23 million. Sun World handles about 75 fresh produce items ranging from apricots to seedless watermelons. Sun World ships fresh produce to nearly every state in the continental U.S. and exports fresh fruits and vegetables to over thirty foreign countries. Sun World is currently a leading grower/marketer of table grapes, seedless watermelons, colored sweet peppers and plums. It is also one of the world's largest independent marketers of oranges, grapefruit, lemons, tangerines, mandarins and dates.

    Each of Sun World's three main operations (farming, packing and marketing) contributes to the organization's position as a significant participant in the domestic and international agricultural markets.

    The farming enterprise represents the core of the Sun World system, producing approximately 7 million units of fruits and vegetables annually. The farming enterprise manages both developing and commercial crops, and supports both permanent and row crops on a commercial basis. Sun World owned properties are located primarily within the San Joaquin and Coachella Valley regions of California.

    The packing facilities handled approximately 9 million units of produce in 1995. These facilities arrange for or provide harvesting, packing, cooling, and shipping services for most Sun World production as well as for significant non-Sun World production. Sun World owns eight facilities, five of which are located in the Coachella Valley and three of which are located in the San Joaquin Valley.

    Sun World has been engaged in marketing fresh agricultural products since its inception in 1975. In addition to selling, merchandising, and promoting Sun World grown products, the sales and marketing team provides services to others, thereby generating commission revenues. Sun World maintains a sizeable and highly diverse world-wide customer base. Domestic customers include national retailers such as Safeway stores and Albertson's; club stores, including PriceCostco and Sam's; and food service distributors, including Sysco and Marriott.

    Sun World has a long history of product innovation, and its Research and Development Center maintains a fruit breeding program that has developed more than 200,000 fruit seedlings and introduced approximately 50 proprietary fruit varieties in the last five years. Recent product successes include the Black Diamond plum, the Amber Crest peach, the Honeycot apricot and the How Red nectarine. There are also several other promising grape and stone fruit varieties which are scheduled for commercial planting and production in the near future.

    TRANSACTION RATIONALE. The Company believes the acquisition of Sun World, if completed, will benefit its stockholders in each of the following ways.

    Sun World owns approximately 20,000 acres of developed farmland with prime senior water rights primarily in the Central Valley of California. The Company believes that with ever increasing pressure to relieve the water shortages in the state and with agriculture consuming in excess of 80% of the water used, established acreage with prime water rights will increase in value substantially over the next several years.

    Sun World grows, packs and markets similar crops to those currently grown at the Company's Cadiz properties and those planned to be grown. Currently, the Company, through its joint venture partners, pays third parties to pack and market any fruit grown at its Cadiz ranch whereas following this acquisition, the processing of the product can be handled through Sun World and the associated revenue will be kept within the consolidated Company.

    The Company further believes that the value of both the existing developed agricultural acreage at Cadiz and that which is zoned for agricultural use, but not yet developed, will further increase in value by virtue of the ability of the Company to grow, pack and market produce from the Cadiz ranch under the Sun World umbrella. The availability of Sun World's fully developed infrastructure will allow the Company to expedite ongoing development at its existing Cadiz property.

SEASONALITY

    In connection with the resource development activities associated with the Company's existing projects, revenues are not expected to be seasonal in nature. The Company does not expect that contracts entered into for the transfer of water will provide for revenue payments varying significantly from season to season. In addition, the Company's intended development of additional acreage at its Cadiz property to field and row crops allows for double and sometimes triple - cropping, whereby two and sometimes three different crops can be raised and harvested sequentially from the same acreage during one year. This type of agricultural development should provide a revenue stream that minimizes variances between seasons.

    The Company's overall business, assuming completion of the acquisition of Sun World, will be more significantly impacted by the general seasonal trends that are characteristic of the agricultural industry. Sun World has historically received a substantial portion of its revenues from operations during the second and third calendar quarters following the harvest and sale of its table grape and plum crops.

COMPETITION

    The Company faces competition for the acquisition, development and sale of its properties from a number of competitors, some of which have significantly greater resources than the Company. The Company may face substantial competition from existing agricultural producers in the sales of crops grown on its properties, which could affect the successful agricultural development of the Cadiz property, although such competition may be reduced in the future by urban encroachment in competing agricultural areas. The Company believes that factors such as climate and water quality and availability may provide the Company's Cadiz property with significant competitive advantages for agricultural development. In addition, many of the competitors of the Cadiz property rely on federally subsidized sources of water. If those subsidies are reduced or gradually eliminated, the Cadiz property, which has its own non-subsidized water source, may gain a competitive advantage.

    The Company may also face competition in the development of water resources associated with its properties. Since California has scarce water resources and an increasing demand for available water, the Company believes that price and reliability of delivery are the principal competitive factors affecting transfers of water in California. In this regard, the ability of the Company to price its water on a competitive basis will depend upon the cost of constructing and maintaining delivery systems for its surplus water.

EMPLOYEES

    As of March 31, 1996, the Company employed a total of 36 full-time employees, of whom 12 were engaged in resource development activities, 5 were engaged in general and administrative activities and 19 were engaged in support of the Company's infrastructure and land development. The Company from time to time engages various part-time and seasonal employees. The Company's employees are not represented by a labor union, and the Company has not had any work stoppages, strikes or organization attempts. The Company believes that its employee relations are good.

REGULATION

    Certain areas of the Company's operations are subject to varying degrees of federal, state and local laws and regulations. Farm operations such as those conducted on Company properties are subject to federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. Existing environmental regulations have not, in the past, had a materially adverse effect upon the operations of the Company, and the Company believes that existing environmental regulations will not, in the future, have a materially adverse effect upon its operations. There can be no assurances, however, as to the effect of any environmental regulations which may be adopted in the future.

    As the Company proceeds with the development of its properties, including related infrastructure, the Company will be required to satisfy various regulatory authorities that it is in compliance with the laws, regulations and policies enforced by such authorities. Groundwater development, and the export of surplus groundwater for sale to single entities such as public water agencies, are not subject to regulation by existing statutes, other than general environmental statutes applicable to all development projects. Although applicable laws, regulations and policies have not had a materially adverse effect upon the ability of the Company to develop its Cadiz or other properties to date, management cannot predict with certainty what requirements, if any, may be imposed by regulators upon future development. In addition, the time and costs associated with obtaining regulatory approvals for resource development are significant, and there can be no assurance that the Company will receive desired approvals for future development plans.



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

    The Company has determined that the groundwater basin which underlies the Cadiz property contains more water than is needed for both the present and projected agricultural development requirements of the property. The Company therefore proposes to transfer water from this basin to third party users. See
Item 1, "Business - Narrative Description of Business - Cadiz".

    In November 1993, the San Bernardino County Board of Supervisors unanimously approved a General Plan Amendment establishing an agricultural land use designation for 9,600 acres at Cadiz. This Board action represented the largest land use approval on behalf of a single property holder in the County's known history. This action also approved permits to construct infrastructure and facilities to house as many as 1,150 seasonal workers and 170 permanent residents (employees and their families) and allows for the withdrawal of more than 1,000,000 acre-feet of groundwater from the Company's underground water basin.

    To date, 1,600 acres of the Cadiz property have been developed for table grapes, citrus and row crops. See Item 1, "Business - Narrative Description of Business - Cadiz".

    A total of 680 acres of the table grape vineyard and 2,560 acres of undeveloped land at Cadiz are held by Southwest Fruit Growers, L.P. ("SWFG"), a limited partnership in which the Company acts as general partner. SWFG was formed as a part of the restructuring of certain entities which had invested with Pacific Agricultural Services, Inc. and PAH in table grape properties at Cadiz and at Hyder, Arizona. The Company holds a 66.3 percent limited
partnership interest in SWFG.   Allocable losses incurred through the year ended
March 31, 1991 served to eliminate the minority interest for accounting purposes.

    Substantially all other Cadiz acreage is held directly by the Company or through its wholly-owned subsidiary, Cadiz Valley Development Corporation ("CVDC"), with 5,652 acres subject to an option and the remainder held in fee.

THE PIUTE PROPERTY

    The Piute property consists of approximately 7,300 acres and is located approximately 60 miles east of Cadiz and approximately 15 miles west of the Colorado River and Laughlin, Nevada, a fast growing town with hotels, casinos and water recreation facilities. The Piute property was identified for acquisition by the Company by a combination of the satellite imaging and geological techniques which were used by the Company to identify water at Cadiz.

    The Piute acreage adjoins Highway 95, which is a direct route to Las Vegas, approximately 60 miles north. The Santa Fe Railroad passes through the land and Interstate 40 is approximately 12 miles to the south. The property is held by the Company in fee title as to approximately 3,600 acres, with the remaining acreage under option.

    The Company has commenced the development of the water resources of this property. See Item 1, "Business - Narrative Description of Business - Piute".

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

OTHER PROPERTIES

    In addition to the Cadiz, Piute and Homer properties, the Company owns approximately 1,719 additional acres in the Mojave Desert as to which development has not yet commenced. The Company will continue to seek to acquire additional properties both in Southern California desert regions and elsewhere which are believed to be suitable for development.

    All of the Company's fee property is subject to encumbrances in favor of the Company's two primary lenders as security for loans with outstanding balances aggregating approximately $17.7 million as of March 31, 1996.

ITEM 3.  LEGAL PROCEEDINGS

    In November 1995, the San Bernardino County Board of Supervisors certified an Environmental Impact Report/Environmental Impact Statement ("EIR/EIS"), and approved a Conditional Use Permit for the proposed construction and operation of a substantial landfill on the shore of Bristol Lake near Amboy, California (the "Rail-Cycle" Project). The general partner of Rail-Cycle is controlled by WMX Technologies, Inc. (formerly Waste Management, Inc.). The Rail-Cycle Project would be located within a few miles of land owned by the Company at Cadiz, California, which the County of San Bernardino has designated for agricultural use in its General Plan.

    The Company has vigorously opposed the Rail-Cycle Project on a number of grounds. In December 1995, an action styled CADIZ LAND COMPANY, INC. VS. COUNTY OF SAN BERNARDINO, ET. AL. CASE NO. BCV 02341 was filed by the Company in Superior Court in San Bernardino County. The action challenges the various decisions by the County of San Bernardino relative to the Rail-Cycle Project. Named in this action, in addition to the County of San Bernardino, were the Board of Supervisors of the County of San Bernardino, three individual members of the Board of Supervisors, an employee of the County, and Rail-Cycle. On February 1, 1996, Rail-Cycle and the County removed the case to Federal District Court for the Central District of California (Case No. CV-96-740-JGD [BQRS]). However, the case has subsequently been remanded back to the San Bernardino Superior Court. The Company alleges that the actions of the County of San Bernardino did not comply with the guidelines prescribed by the California Environmental Quality Act and violated state planning and zoning laws. The action seeks to set aside the county certification of the EIR/EIS and approval of the proposed Rail-Cycle Project. The Company continues to believe the proposed Rail-Cycle Project, if constructed and operated as currently designed, poses environmental risks both to the Company's agricultural operations at Cadiz and to the groundwater basin underlying the Cadiz property. Accordingly, the Company intends to pursue a claim for damages against the County of San Bernardino and Rail-Cycle and therefore, the action also seeks compensatory damages in excess of $75 million. The action is currently in the discovery phase. The court will likely hold a hearing on the Company's land use and regulatory claims prior to scheduling a trial on the issue of the Company's monetary damages. However, no dates have been set for any hearings in this matter and the Company intends to continue vigorously prosecuting its claims.

    In addition to filing the lawsuit, the Company provided support for a local coalition which actively opposed the Rail-Cycle Project and which placed a county-wide initiative on the ballot for the general election held March 26, 1996. This initiative would have required that no large solid waste landfill overlie or be located within ten miles from the point of extraction of a significant water resource unless such a facility had been fully permitted, constructed or operational as of March 14, 1995. Although this particular ballot initiative was defeated, commencement of the Rail-Cycle Project has nevertheless been at least temporarily delayed due to the fact that a separate ballot initiative supported by Rail-Cycle which required approval in order to proceed with the project, was also defeated at the general election.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

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

  QUARTER ENDED          BID PRICES                              ASKED PRICES
- --------------          ----------                              ------------
                       HIGH       LOW                          HIGH       LOW
                       ----       ---                          ----       ---

1994:
March 31              $6.125    $4.375                        $6.500     $4.625
June 30               $6.000    $3.750                        $6.250     $4.125

                            HIGH                                     LOW
                         SALES PRICE                             SALES PRICE
                         -----------                             -----------

September 30               $5.250                                   $3.75
December 31                $5.250                                   $4.25

1995:
March 31                   $5.438                                   $4.125
June 30                    $4.875                                   $4.000
September 30               $5.500                                   $3.688
December 31                $6.250                                   $4.063

1996:
March 31                   $6.375                                   $5.250
June 30                    $6.500                                   $5.219

    On July 10, 1996 the high, low and last sales prices for the shares, as reported by Nasdaq, were $5.875, $5.8125 and $5.875, respectively.


    The Company has also authorized a class of preferred stock of which no shares were outstanding as of March 31, 1996. In connection with its proposed acquisition of Sun World, the Company intends to issue shares of Convertible Series A Preferred Stock and Convertible Series B Preferred Stock. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". The estimated number of beneficial owners of the Company's common stock is approximately 1,500 and the number of stockholders of record on July 10, 1996 was 193.

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

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data insofar as it relates to each of the years ended March 31, 1996, 1995, 1994, 1993, and 1992 has been derived from financial statements audited by Price Waterhouse LLP, independent accountants. The information that follows should be read in conjunction with the audited consolidated financial statements and notes thereto as of March 31, 1996 and for the three years then ended included elsewhere herein. See also Item 7, "Management's Discussion and Analysis".



                                                        CADIZ LAND COMPANY, INC.
                                                        Selected Financial Data
                                              ($ in thousands, except for per share data)



                                                            YEAR ENDED MARCH 31,
                                                       -------------------------------------------------------------
                                     1996            1995           1994          1993           1992
                                     ----            ----           ----          ----           ----
Statement of Operations Data:

  Revenues                        $    1,441     $      543     $      190     $      -0-     $      -0-

  Loss from continuing
    operations before
    extraordinary items           $   (8,487)    $   (4,706)    $   (4,239)    $   (4,087)    $   (4,659)


  Gain (loss) from disposal
    of discontinued segment(1)    $      -0-     $      -0-     $      145     $      -0-     $   (4,189)

  Extraordinary items             $      -0-     $      115     $      343     $      -0-     $      200

  Net loss                        $   (8,487)    $   (4,591)    $   (3,751)    $   (4,087)    $   (8,648)

Per Share:

  Net loss from continuing
    operations before
    extraordinary items           $    (0.48)    $    (0.29)    $    (0.33)    $    (0.47)    $    (0.82)

  Net income (loss) from
    operations of discounted
    segment and disposal
    of discontinued segment(1)    $      -0-     $     -0-      $     0.01     $     -0-      $    (0.74)

  Extraordinary items             $      -0-     $     0.01     $     0.03     $      -0-     $     0.04

  Net loss                        $    (0.48)    $    (0.28)    $    (0.29)    $    (0.47)    $    (1.52)

  Dividends                       $      -0-     $      -0-     $      -0-     $      -0-     $      -0-

Weighted average common
  shares and equivalents              17,700         16,500         12,800          8,700          5,700


                                                              AS OF MARCH 31,
                                       -------------------------------------------------------------
                                     1996            1995           1994          1993           1992
                                     ----            ----           ----          ----           ----
Balance Sheet Data:

  Total assets                    $   38,663     $   34,888     $   34,058     $   27,635     $   27,862
  Debt                            $   17,617     $   16,381     $   13,740     $   17,939     $   18,846
  Common stock and additional
    paid-in-capital               $   73,149     $   62,857     $   60,044     $   45,199     $   40,813
  Accumulated deficit             $  (54,396)    $  (45,909)    $  (41,318)    $  (37,567)    $  (33,480)
  Stockholders' equity            $   18,753     $   16,948     $   18,726     $    7,632     $    7,333


 ________________________

(1) In December 1990, the Company committed to a plan to eliminate all agribusiness operations acquired as part of its 1988 merger with Pacific Agricultural Services, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

    Cadiz Land Company, Inc. (formerly known as Pacific Agricultural Holdings, Inc.) was incorporated in Delaware on April 27, 1992. On May 6, 1992, the shareholders of Pacific Agricultural Holdings, Inc. approved its reincorporation as a Delaware corporation, a one-for-five reverse stock split, and the change of its name to Cadiz Land Company, Inc. (the "Company"). The reincorporation, reverse split, and name change became effective on May 26, 1992.

RESULTS OF OPERATIONS

    The following is management's discussion of certain factors which have affected the Company's financial condition and results of operations included in the consolidated financial statements through its fiscal year ended March 31, 1996.

YEAR ENDED MARCH 31, 1996 COMPARED TO YEAR ENDED MARCH 31, 1995

    During the year ended March 31, 1996, the Company incurred a net loss of $8,487,000 as compared to a net loss of $4,591,000 during the previous year. The following table summarizes the net loss for both periods (in thousands):


                                                  1996           1995
                                                  ----           ----

  Revenues                                     $ 1,441        $   543
                                               -------        -------

  Costs and expenses:
    Resource development                         3,329          1,545
    Landfill prevention activities               1,919            -0-
    General and administrative                   1,826          1,525
    Depreciation                                   833            737
    Amortization                                   234            234
    Interest expense, net                        1,787          1,208
    Gain on debt settlement                        -0-           (115)
                                               -------        -------

  Net Loss                                     $ 8,487        $ 4,591
                                               -------        -------
                                               -------        -------

  REVENUES. Revenues are recognized from the Company's resource development as a result of the Company's ability to enter into joint venture or leasing arrangements with third party growers for the farming of crops on its properties. A combination of gross crop proceeds from the citrus orchard and both rent and percentage of gross crop proceeds from the vineyard totalled $608,000 and $543,000 for the years ended March 31, 1996 and 1995, respectively. Gross crop proceeds from the additional acreage developed to row crops in the latter part of fiscal year 1995 totalled $751,000 for the year end March 31, 1996, primarily from the harvest of honeydew melons and seedless watermelon. Revenue from the produce brokerage operation which commenced in May 1995, totalled $82,000 during the 1996 fiscal year.

  Management expects that revenue from the Company's agricultural development will increase over the next several years as a result of increased revenues from existing developed acreage and the further development of additional acreage.

  RESOURCE DEVELOPMENT. Expenses recorded in this category consist of costs incurred in the agricultural, land and water resource development of the Company's landholdings. As an integral part of its strategy to control the ultimate use of the resources associated with the Cadiz project, the Company continues to maintain control of management of both the infrastructure associated with these properties as well as the development of the area for agricultural use. Accordingly, costs related to the Company's management of its infrastructure and agricultural development are included in Resource Development, as well as the Company's share of joint venture crop costs. Additionally, operating costs associated with the Company's produce brokerage and the Company's continual evaluation of additional potential land acquisition sites, such as overhead, legal and travel are included within this category.
The Company also anticipates the development and transfer of surplus water from its Cadiz and Piute properties. See Item 1, "Business - Narrative Description of Business". In relation to the Cadiz water transfer project, the Company expects completion of the required EIS/EIR process in the latter part of 1997 and completion of the necessary delivery systems within several months thereafter.

  Resource development expenses totaled $3,329,000 for the year ended March 31, 1996 as compared to $1,545,000 for the year ended March 31, 1995. As activities were taking place on multiple water projects during the 1996 fiscal year, costs associated with development increased as compared to the prior year when the Company was involved in only the Cadiz water transfer project. In addition, with the development of an additional 240 acres to row crops at the beginning of the 1996 fiscal year, the Company has attracted third party growers to enter into joint venture and similar arrangements with the Company for multiple harvests throughout the year ended March 31, 1996. As a result, the Company has incurred its share of joint venture production costs associated with the various row crops, as well as an increase in costs associated with management of the Cadiz ranch with respect to the additional acreage. Also included in resource development are costs associated with evaluation of the potential acquisition of additional sites.

  LANDFILL PREVENTION ACTIVITIES. The Company is engaged in vigorous opposition to the proposed construction and operation of a landfill proposed to be located adjacent to the Company's Cadiz property, and has filed a lawsuit seeking, among other things, to set aside regulatory approvals for the landfill project. See Item 3, "Legal Proceedings". During the year ended March 31, 1996, expenses incurred in connection with activities in opposition to the project totaled $1,919,000, including litigation costs, professional fees and expenses, and contributions in support of a local coalition which actively opposed the Rail-Cycle Project.

  GENERAL AND ADMINISTRATIVE. General and administrative expenses during both periods consisted primarily of corporate operating expenses, professional fees and salaries. These expenses increased by $301,000 during the year ended March 31, 1996 as compared to the prior year.

  During the 1996 fiscal year the Company was engaged in, among other things, the possible acquisition of Sun World; negotiations and/or discussions with prospective purchasers regarding several of the Company's water transfer projects; management of the Company's permanent crops; and production of additional acreage to row crops in its farming operation. In the prior year, by contrast, activities pertained to evaluation of only one water transfer project and management of the Company's permanent crops. As a result of this increased level of activity, the Company has incurred a corresponding increase in costs related to overhead, professional fees, salaries and travel, among others.

  DEPRECIATION. Depreciation totalled $833,000 for the year ended March 31, 1996 as compared to $737,000 for the prior year. The increase of $96,000 was primarily due to a full year of depreciation on infrastructure improvements at the Cadiz property, including the development of additional irrigation wells which were completed during the fourth quarter of fiscal 1995.

  INTEREST EXPENSE. Net interest expense totalled $1,787,000 during the year ended March 31, 1996 as compared to $1,208,000 during the same period in 1995. The following table summarizes the components of net interest expense for the years ended March 31, 1996 and 1995 (in thousands):

                                                1996     1995
                                                ----     ----

    Interest expense on outstanding debt      $ 1,000  $   842
    Amortization of financing costs               841      479
    Interest income                               (54)    (113)
                                                -----    -----

       Net interest expense                   $ 1,787  $ 1,208
                                                -----    -----
                                                -----    -----

    Interest expense on outstanding debt increased during the year as a result of an increased level of borrowing and due to slightly higher interest rates. Amortization of financing costs increased as a result of debt issue costs incurred in connection with the Company's March 1995 loan facility. Such costs are amortized over the life of the debt arrangement, which matures on January 31, 1997.

    GAIN ON DEBT SETTLEMENT. In June 1994, the Company retired a note payable in the amount of $249,000 to an individual at a discounted amount resulting in an extraordinary gain on settlement of debt of $115,000. The note, which originated in 1985, was scheduled to be retired with a balloon payment in December 1996.

YEAR ENDED MARCH 31, 1995 COMPARED TO YEAR ENDED MARCH 31, 1994

    During the year ended March 31, 1995, the Company had a net loss of $4,591,000 as compared to a net loss of $3,751,000 during the previous year. The following table summarizes the net loss for both periods (in thousands):

                                             1995            1994
                                             ----            ----

    Revenues                               $  543         $  190
                                           ------         ------

    Costs and expenses:
     Resource development                   1,545            955
     General and administrative             1,525          1,904
     Depreciation                             737            483
     Amortization                             234            234
     Interest expense, net                  1,208            853
     Gain on disposal of
       discontinued segment                   -0-           (145)
     Gain on debt settlements                (115)          (343)
                                           ------         ------

    Net loss                               $4,591         $3,751
                                           ------         ------
                                           ------         ------

    REVENUES. Revenue, as a result of the Company's agricultural operations, consisted of a combination of gross crop proceeds from the citrus orchard and both rent and a percentage of gross crop proceeds from the vineyard which totalled $543,000 and $190,000 for the years ended March 31, 1995 and 1994, respectively.

    RESOURCE DEVELOPMENT. Resource development expenses increased in 1995 by $590,000 as compared to the prior year primarily due to an overall increase in resource development, largely resulting from activities related to the water transfer projects, and the establishment of an Agricultural Development Department in April 1994.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for both periods consisted primarily of salaries and professional fees. Total expenses decreased by $379,000 for the year ended March 31, 1995 compared to the prior year. Professional fees declined from $970,000 in 1994 to $768,000 in 1995, primarily as a result of the favorable conclusion of litigation in May 1994.

    DEPRECIATION. Depreciation for the year ended March 31, 1995 totaled $737,000 as compared to $483,000 for the prior year. The increase of $254,000 in fiscal 1995 was primarily attributable to depreciation of the Company's citrus orchard at Cadiz. Prior to fiscal 1995, the orchard was considered to be in its development stage and, as such, no depreciation was recorded.

    INTEREST EXPENSE. Net interest expense totalled $1,208,000 during the year ended March 31, 1995, compared to $853,000 during the same period in 1994. The following table summarizes the components of interest expense for the years ended March 31, 1995 and 1994 (in thousands):

                                                  1995           1994
                                                  ----           ----

    Interest expense on outstanding debt        $  842         $  831
    Interest on citrus orchard capitalized         -0-           (252)
    Amortization of financing costs                479            340
    Interest income                               (113)           (66)
                                                ------         ------

         Net Expense                            $1,208         $  853
                                                ------         ------
                                                ------         ------

    Interest expense on outstanding debt increased due to higher interest rates on the Rabobank loan and an increase in Ansbacher debt outstanding. See "Liquidity and Capital Resources - Current Financing Arrangements", below. Interest expense related to the citrus orchard was capitalized in 1994, as the orchard had not yet reached maturity during the period. As the orchard is no longer in the developmental stage, such interest is no longer capitalized. The amortization of debt issue costs and debt discount increased $139,000 in 1995 compared to 1994 due to the costs related to the refinancing of the Rabobank and Ansbacher loans in January 1994. Such costs are amortized over the life of the debt arrangement, which matures on January 31, 1997. Interest income increased in 1995 compared to 1994 due to higher cash balances throughout 1995.

     GAIN ON DISPOSAL OF DISCONTINUED SEGMENT. There were no such transactions during the fiscal year ended March 31, 1995. However, during the fiscal year ended March 31, 1994, the Company reversed valuation reserves and liabilities related to discontinued operations totalling $145,000. Of this amount, $75,000 resulted from a reduction in a reserve no longer necessary following the disposition of a cooler property in Arizona as part of a settlement of a $925,000 note obligation, as discussed under "Gain on Debt Settlements", below. In addition, approximately $70,000 resulted from a write-off of an accrued liability for certain crop advances previously received by the Company which the Company determined would not be claimed by the advancing party.

    GAIN ON DEBT SETTLEMENTS. In June 1994, the Company retired a note payable in the amount of $249,000 to an individual at a discounted amount resulting in an extraordinary gain on settlement of debt of $115,000. The note, which originated in 1985, was scheduled to be retired with a balloon payment in December 1996. During the quarter ended June 1993, the Company concluded a settlement agreement regarding a $925,000 note obligation which resulted in a extraordinary gain of $300,000 on settlement of debt.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

    Pursuant to its business strategy, the Company has historically utilized its working capital primarily for development purposes; that is, for purposes designed to increase the long term value of its properties. As the Company has not received significant revenues from its development operations to date, the Company has been required to obtain financing to bridge the gap between the time development expenses are incurred and the time that a revenue stream will commence. Accordingly, the Company has looked to outside funding sources to address its liquidity and working capital needs. Historically, the Company has addressed these needs primarily through secured debt financing arrangements with its lenders, private equity placements and the exercise of outstanding stock options. See "Current Financing Arrangements" and "Equity Placements", below.

    A consensual plan of reorganization for the acquisition by the Company of all of the stock of a reorganized Sun World for total consideration of approximately $175 million was confirmed by the U.S. Bankruptcy Court on July 12, 1996. Of this amount, approximately $153 million will be owed to Sun World's existing secured lenders through a restructuring of existing debt. Substantially all of the remainder of the purchase price will be funded by the Company from the proceeds of the issuance of preferred stock. See "Equity Placements", below. In addition, the Company will make a cash capital contribution of $15 million into Sun World, with the intent of eliminating the requirement for Sun World to have any additional debt facilities beyond those owed to its existing secured creditors. As a result, the Company believes that additional outside funding will not be required in order for Sun World to meet its ongoing working capital needs.

    CURRENT FINANCING ARRANGEMENTS. The Company's two primary lenders are Cooperative Centrale Raiffeisen-Boerenleenbank B.A., a Netherlands commercial bank ("Rabobank") and Henry Ansbacher & Co. Limited, a banking corporation organized under the laws of England ("Ansbacher") (collectively, the "Banks"). At March 31, 1996, the Company's obligations to Rabobank and Ansbacher amounted to $9.1 million and $8.6 million, respectively, which mature in January 1997.
In July 1996, the Company and Rabobank reached an agreement in principle whereby the Company has been granted two one year extensions provided the total debt outstanding to Rabobank at January 31, 1997 does not exceed $8.5 million. In consideration for this agreement, the Company is required to pay an initial commitment fee of $150,000 and issue 30,000 warrants to purchase the Company's common stock at $.05 per share exercisable for five years following the date of issuance. Upon exercise of the first and second extension, the Company would be required to pay Rabobank certain fees. The interest rate in effect pursuant to this agreement would be at Rabobank's cost of funds plus one and one quarter percent (11/4%). The Company also currently intends to replace or renegotiate the terms of its current obligation to Ansbacher. Ansbacher and Rabobank hold senior and subordinate deeds of trust, respectively, on substantially all of the Company's property.

    In furtherance of the Company's business strategy and in light of the Company's progress with its business plan, in January 1994, the Banks completed arrangements which extended the maturity dates of the debt from December 31, 1994 until January 31, 1997, and fixed the interest rates for the period. Rabobank agreed to accrue and capitalize interest payments through December 1994. Ansbacher agreed to accrue and capitalize interest through maturity and further agreed to give the Company an additional letter of credit of approximately $800,000 to be used to pay interest to Rabobank with effect from January 1995. In addition, the Company reduced its obligation to Rabobank by $4,000,000 by way of a $2,000,000 advance from Ansbacher, together with $2,000,000 of proceeds raised from a private placement in January 1994.

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

    As the Company continues to aggressively pursue its business strategy, additional financing specifically in connection with the Company's water projects will be required. See Item 1, "Business - Narrative Description of Business". The nature of such additional financing for the water transfer projects will depend upon how the development and ownership of each project is ultimately structured, and how much of each project's funding will be the Company's responsibility. Should the Company determine that it will be able to maximize its profit potential through construction and ownership of the water delivery systems used in the project, the Company will be required to obtain long-term project financing. Based upon the results of analyses performed by an investment banking firm retained by the Company, management believes that several alternative long-term financing arrangements are available to the Company which will be further evaluated once funding responsibility and ownership alternatives are determined.

    The Company and the Banks have historically structured their financing arrangements with a view towards effective implementation of the Company's business plan. The Company may, if it deems necessary, seek adjustments to these existing arrangements to accommodate previously unforeseen developments, such as the Sun World acquisition and/or any changes in the timetable for regulatory approvals of the water transfer projects.

    EQUITY PLACEMENTS. During the fiscal year ended March 31, 1996, the Company completed private placements of 2,114,157 shares of its common stock, resulting in gross proceeds of $9,932,000. In addition, the Company received proceeds of approximately $360,000 through the exercise of outstanding stock options and warrants. The Company utilized such proceeds to fund its capital projects related to development of its water transfer projects, purchase of additional acreage and for operating requirements, including the payment of expenses incurred in connection with the planned acquisition of Sun World.

    The total cash requirement related to the Sun World acquisition will be funded from a combination of (i) the exercise by the Company of up to $30 million in Standby Purchase Commitments issued to the Company in June, 1996 in a private placement as described below; (ii) the issuance by the Company in July, 1996 of 6% Convertible Series B Preferred Stock in a private placement as described below; (iii) $1 million previously deposited by the Company in trust with the Official Committee Holding Unsecured Claims in the Sun World bankruptcy case; and (iv) the Company's existing working capital.

    The principal source of acquisition funding from among the foregoing is expected to be proceeds obtained by the Company upon exercise of the Standby Purchase Commitments. The Company may, on or before August 15, 1996, exercise its right to sell newly authorized Convertible Series A Preferred Stock ("Series A Preferred Stock") to the institutions which have heretofore delivered Standby Purchase Commitments. The Company may exercise its rights to sell the Series A Preferred Stock to subscribers as to either (i) all of the shares of Preferred Stock subscribed for by the respective subscribers, or (ii) any number not less than one-quarter (on a pro rata basis) of the shares of Preferred Stock subscribed for by the respective subscribers, provided that the Company has obtained financing from other sources which, when added to the proceeds of the sale of Series A Preferred Stock, totals at least $35,000,000. The proceeds from the sale of the Series A Preferred Stock will be deposited into escrow, and may be used by the Company only for the acquisition of Sun World. Upon the completion of the Sun World acquisition, the funds will be released from the escrow to the Company for use in connection with the acquisition and shares of Series A Preferred Stock will be issued to the subscribers. If the acquisition of Sun World has not been completed by September 15, 1996, funds deposited into escrow will be returned to the subscribers. The Series A Preferred Stock, once issued, will become convertible into shares of common stock, at the option of the holder, following the filing of an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock available for issuance by the Company.

    Additionally, in connection with a recent private placement to a limited number of accredited investors of 6% Convertible Series B Preferred Stock (the "Series B Preferred Stock"), in July 1996 the Company received $7.5 million and expects to receive an additional $2.5 million. Shares of Series B Preferred Stock will be convertible into shares of common stock at a price equal to the lower of (a) $5.8125 per share or (b) eighty-five percent (85%) of the average closing bid price over the ten trading-day period ending on the day prior to the submission of any conversion notice. Holders will also be entitled to cumulative dividends at the rate of six percent (6%) per annum until conversion. The Company reserves the right to redeem any convertible shares for their full cash equivalent by giving the investors five (5) days notice. The proceeds from this issuance are not dependent upon the completion of the Sun World acquisition; however, a portion of the proceeds will help fund the cash requirements of the transaction as well as the capital and operating requirements of the Company.

    Prior to the completion of the Sun World acquisition, the Company may seek possible alternative financings from sources other than the issuance of Series A Preferred Stock and Series B Preferred Stock to be used in connection with the Sun World acquisition. The terms of any alternative financing will be determined by the Company at the appropriate time based upon management's good faith evaluation of the best interests of the Company and its stockholders.
Such financings would, however, be considered by the Company only if such financings would make funds available to the Company upon terms more favorable to the Company and its stockholders than those associated with the Series A Preferred Stock. Such alternative financings may constitute any percentage of the $35,000,000 total required by the Company. Alternative financings would consist of equity, debt, or a combination thereof. Such financings may or may not be conditioned upon the completion of the Sun World acquisition.

    WORKING CAPITAL RESOURCES. The Company has adopted an unclassified balance sheet (eliminating the distinction between current assets and long-term assets and current liabilities and long-term liabilities). Accordingly, any historical or forward looking discussion of the Company's working capital resources should focus on the receipt and use of cash as opposed to the broader concepts of working capital and current ratio.

    The following table summarizes the Company's cash position for the periods indicated (amounts in thousands):
                                                      YEAR ENDED MARCH 31,
                                                      -------------------
                                                      1996           1995
                                                      ----           ----

  Net cash used for continuing activities         $  (5,736)    $   (2,890)

  Net cash provided by discontinued
    operating activities                                -0-             57
                                                   ---------     ----------

  Net cash used for operating activities             (5,736)        (2,833)

  Net cash used for investing activities             (2,357)        (3,368)

  Net cash provided by financing activities          10,792          4,247
                                                   ---------     ----------

  Net increase (decrease) in cash                     2,699         (1,954)

  Cash, beginning of year                             2,454          4,408
                                                   ---------     ----------

  Cash, end of year                               $   5,153     $    2,454
                                                   ---------     ----------
                                                   ---------     ----------

    CASH USED FOR OPERATING ACTIVITIES. Cash used for continuing operating activities totalled $5,736,000 for the year ended March 31, 1996 as compared to $2,890,000 for the previous year. The increase is due, in part, to overhead associated with work on development of several water projects during fiscal 1996 as compared to development on only the Cadiz project during fiscal 1995 and costs relating to the management of an additional 240 acres which were developed to row crops during the latter part of the 1995 fiscal year. The remaining increase is due to professional fees and other costs totalling $1,919,000 incurred in the Company's opposition to a proposed waste landfill project adjacent to its Cadiz landholdings.

     The Company currently pays no income taxes. As of March 31, 1995, the Company has a net operating loss (NOL) carryforward of approximately $56 million for federal and $22 million for state income tax purposes. Such carryforwards expire in varying amounts through the year 2011. In accordance with the Tax Reform Act of 1986, NOL utilization may be subject to an annual limitation. As a result at March 31, 1996, approximately $20.8 million of the federal NOL is currently available to offset federal taxable income in any future years, while the balance is available subject to annual limitations. Similar limitations also apply to the state NOL carryforward.

    CASH USED FOR INVESTING ACTIVITIES. During the year ended March 31, 1996, cash used for investing activities totalled $2,357,000 as compared to $3,368,000 in 1995. Costs associated with the Company's water transfer projects, which are capitalized in accordance with the Company's accounting policy, during the 1996 fiscal year related primarily to fees associated with specific environmental studies, environmental analyses, evaluation of the quantity and quality of the water resources and development of institutional arrangements. Costs related to the Company's water projects incurred during the 1995 fiscal year were associated with the drilling of test and production wells and fees associated with the evaluation and documentation of the feasibility of the Cadiz water transfer project. In addition, during the year ended March 31, 1996, the Company converted a warehouse into a housing facility, purchased required farming equipment and a weather station for the ranch and installed a new computer system. During the prior year, property and equipment additions included costs related to the drilling of a production well and construction of an irrigation manifold system necessary for the development of an additional 240 acres.

    CASH PROVIDED BY FINANCING ACTIVITIES. During the year ended March 31, 1996, net cash generated by financing activities totalled $10,792,000 as compared to $4,247,000 during the previous year. The $6,545,000 increase in cash provided by financing activities is attributable to a $7,985,000 increase in proceeds from the issuance of common stock as a result of private placements and the exercise of previously existing stock options and a decrease of $353,000 in the principal payments made on debt during fiscal year 1996 as compared to the prior year. These factors were offset by a decrease in the proceeds from the issuance of debt by $1,793,000 during fiscal year 1996 as compared to the prior year.


OUTLOOK

    During fiscal 1996, the Company funded its working capital requirements from the beginning cash balance as of April 1, 1995 of $2.454 million, the additional loan facility provided by Ansbacher, $.36 million received through the exercise of stock options during fiscal 1996, and a portion of the $9.9 million resulting from the completion of private placements during the year ended March 31, 1996. The Company expects that its current working capital, combined with funds available from the placement of Series B Preferred Stock (which are not conditioned upon the completion of the Sun World acquisition), will be sufficient for its short term working capital needs.

    The Company believes that an acquisition of Sun World upon the terms currently proposed will enable Sun World to be self-sufficient thereafter for working capital purposes. The Company intends as part of the proposed Sun World plan of reorganization to make $15 million of capital available to Sun World at closing, an amount estimated as necessary to achieve this result. The Company does not expect, in the foreseeable future, to make additional capital contributions to Sun World, although no assurances can be given.

    As the Company is actively pursuing the development of its water resources, it is seeking the finalization of the regulatory approvals needed to commence construction of a water delivery project at Cadiz. Once the lengthy regulatory review process is finalized and construction of the necessary delivery system has commenced, the Company anticipates generating a revenue stream within less than a year thereafter which will be sufficient to meet the operating requirements of the Company, although no assurances can be given. Concurrently with the regulatory review process, the Company is also negotiating the terms of water delivery arrangements with various California water agencies, which include issues such as financing, pricing concepts and formulas and ownership of the pipeline and the delivery system.

    In addition to the development of its water resources, the Company is actively involved in further agricultural development of its landholdings as a result of San Bernardino County's approval of a General Plan Amendment covering 9,600 acres of the Company's landholding at Cadiz and the increased grower interest in Cadiz as an agricultural area. Such development will be systematic and in furtherance of the Company's business strategy to provide for maximization of the value of its assets. Such development is expected to continue to be accomplished through negotiated arrangements with third parties and/or, following the acquisition of Sun World, with Sun World, which will significantly reduce any capital outlay required of the Company in connection with such development activities and provide a revenue stream in the future.

    Annual maturities of debt outstanding at March 31, 1996, prior to the effect of the Rabobank debt extension, are as follows: 1997 - $17,767,000; 1998
- - $24,000; 1999 - $20,000; 2,000 - $5,000; 2001 - $19,000, and none thereafter.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                       PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The directors and executive officers of the Company are listed below, together with brief accounts of their business experience and certain other information.

            NAME            AGE             POSITION WITH THE COMPANY

      Dwight W. Makins      45                Chairman of the Board

       Keith Brackpool      38       Chief Executive Officer and Director

       J.F.R. Hammond       55                     Director

     Stephen D. Weinress    55                     Director

      Susan K. Chapman      43        Chief Financial Officer and Secretary

      David J. Peterson     42      Vice President of Agricultural Development

    Dwight W. Makins was elected as Chairman of the Board in December 1991.
Mr. Makins currently serves as a director of King and Shaxson (Holdings) plc, a British bank and discount house. Prior to July 1988, he was managing director of John Govett & Co. Ltd. He is a director of a number of U.K. companies. Mr. Makins is a member of the Audit Committee and Compensation Committee of the Board of Directors.

    Keith Brackpool is a founder of the Company, and has served as a member of the Company's Board of Directors since September 1986, and served as Chairman of the Board from 1989 through December 1991, when he was reappointed as Chief Executive Officer of the Company. From October 1989 until May 1991, Mr. Brackpool was employed as the President of Albert Fisher, Inc., a wholly-owned subsidiary of The Albert Fisher Group PLC, a U.K. corporation and was a director of The Albert Fisher Group PLC until May 31, 1991. Since 1988, Mr. Brackpool has served as an officer and principal of the general partner of 1334 Partners, Ltd., a California limited partnership which holds commercial real estate in Southern California.

    J.F.R. Hammond was named to the Company's Board of Directors in December 1991. Since March 1987 Mr. Hammond has been self employed, and his business activities primarily involve private investments in various companies. Mr. Hammond also serves as Chairman of a Canadian oil and gas company traded on the Alberta exchange. Prior to March 1987, Mr. Hammond was managing director of Greenwell-Montagu Securities, a British brokerage firm. Mr. Hammond is a member of the Audit Committee and Compensation Committee of the Board of Directors.

    Stephen D. Weinress was appointed a director of the Company in September 1993. Since 1984 he has been the Managing Director of L.H. Friend, Weinress, Frankson & Presson, Inc., an investment banking firm based in Irvine, California. Mr. Weinress is a member of the Audit Committee and Compensation Committee of the Board of Directors.

    Susan K. Chapman became Chief Financial Officer and Secretary of the
Company in November 1993. From 1985 until she joined the Company, Ms. Chapman served as Vice President of Operations and Controller of Agora Development, Inc., a private real estate development company, where she supervised all financial and operational aspects of the company. Prior thereto, she served for five years as Senior Accountant with the accounting firm of Price Waterhouse, following which she served as a senior financial executive of a privately held manufacturing company.

    David J. Peterson joined the Company as Vice President of Agricultural Development in April 1994. Mr. Peterson has twelve years experience in the produce industry, most recently serving as Chief Operating Officer of the Procurement Division of Albert Fisher North America since 1990. In this capacity, Mr. Peterson directed purchases for and sales to Albert Fisher PLC North American Distributors, a produce distributor with aggregate annual sales of approximately $800 million. Previously, Mr. Peterson established a centralized product distribution network for Sysco (the largest U.S. food service distributor) in his capacity as General Manager - Procurement for Sysco between 1988 and 1990.

    Based upon the Company's review of the reports and amendments on Forms 3, 4 and 5 furnished to the Company pursuant to Section 16 of the Securities Exchange Act of 1934, all such reports were filed in a timely manner by reporting persons.

    Directors of the Company hold office until the next annual meeting of stockholders or until their successors are elected and qualified. There are no family relationships between any directors or current officers of the Company. Officers serve at the discretion of the Board of Directors.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

    During the year ended March 31, 1996, the Board of Directors held five formal meetings and held various telephone conferences. Each current director attended at least 75 percent of the meetings of the Board and at least 75 percent of the meetings of Board committees of which each was a member during his term.

    The Board of Directors has two standing committees, the Audit Committee and the Compensation Committee. The Board does not have a nominating committee. Messrs. Weinress, as chairman, Makins and Hammond serve on the Audit Committee, the purpose of which is to oversee preparation of the Company's financial statements. The Audit Committee met four times during the year ended March 31, 1996. Messrs. Makins, as chairman, Hammond and Weinress serve on the Compensation Committee, the purpose of which is to establish salary and bonus compensation levels for the Company's executive officers. The Compensation Committee met four times during the year ended March 31, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

    The tables and discussion below set forth information about the compensation awarded to, earned by, or paid to the Company's executive officers during the fiscal years ended March 31, 1994, 1995 and 1996.

                              SUMMARY COMPENSATION TABLE



                                                                                   ANNUAL                LONG-TERM
                                                                                COMPENSATION           COMPENSATION
                                                                                ------------           ------------
                                                          FISCAL                                          STOCK
  NAME AND PRINCIPAL POSITION                              YEAR            SALARY(1)      BONUS           OPTIONS
  ---------------------------                              ----            ---------      -----           -------

  Keith Brackpool                                          1996             $350,000     $175,000            -0-
  Chief Executive Officer                                  1995              280,000          -0-        750,000
                                                           1994              202,083       50,000        500,000

  David Peterson(2)                                        1996             $185,000     $    -0-         50,000(3)
  Vice President of Agricultural Development               1995              150,000       30,000        200,000(3)

  Susan K. Chapman(4)                                      1996             $130,000     $    -0-            -0-
  Chief Financial Officer and Secretary                    1995              110,000          -0-         25,000(5)
                                                           1994               40,542          -0-        100,000(6)

  Theodore W. Dutton(7)                                    1996             $120,000     $    -0-            -0-
  Vice President of Development                            1995              120,000          -0-        150,000
                                                           1994              101,666       10,000        325,000(8)


  (1) Does not include the dollar value of other annual compensation not properly categorized as salary or bonus, which consisted entirely during each fiscal year of perquisites and other personal benefits aggregating less than 10 percent of the total of annual salary reported for each of the above named executive officers for each fiscal year. See "Employment Arrangements".

  (2) No disclosure for the fiscal year ended March 31, 1994 is provided for Mr. Peterson because he joined the Company after the end of the 1994 fiscal year, in April 1994.

  (3) 100,000 of the options granted to Mr. Peterson during the fiscal year ended March 31, 1995 were conditional options. 50,000 of such options have since vested. The 50,000 options granted to Mr. Peterson during fiscal year ended March 31,1996 were conditional options, none of which have since vested.

  (4) Ms. Chapman joined the Company in November 1993. Salary reported for fiscal 1994 represents compensation for the period November 1993 through March 31, 1994.

  (5) The 25,000 options granted to Ms. Chapman during the fiscal year ended March 31, 1995 were conditional options, none of which have since vested.

  (6) The 100,000 options granted to Ms. Chapman during the fiscal year ended March 31, 1994 were conditional options, all of which have since vested.

  (7) Effective July 1, 1996, Mr. Dutton retired from his position with the Company.

  (8) 225,000 of the options granted to Mr. Dutton during the fiscal year ended March 31, 1994 were conditional options, all of which have since vested.

_____________________


                                                      OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                      POTENTIAL REALIZABLE VALUE
                                           PERCENT OF                                                   AT ASSUMED ANNUAL RATES
                                         TOTAL OPTIONS                                                OF STOCK PRICE APPRECIATION
                                           GRANTED TO        EXERCISE PRICE                              FOR OPTION TERM(5)
                         OPTIONS         EMPLOYEES IN          PER SHARE          EXPIRATION          ---------------------------
       NAME            GRANTED(1)        FISCAL YEAR(2)        ($/SH)(3)             DATE(4)            5%                  10%
       ----            ----------        --------------         --------             -------            --                  ---

  David Peterson       50,000(6)           8.23%               $4.25              4-20-00            $ 58,710          $ 129,733


_______________
(1)  All options granted to the named officer were non-qualified options.

(2)  Also includes options granted to consultants during the fiscal year.

(3) All options were granted at market value (average of closing bid and asked prices for the Company's Common Stock as reported by Nasdaq) at date of grant.

(4)  All options have a fixed term of five years.

(5) Potential gains are reported net of the option exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only. Actual gains on stock option exercises are dependent on the future performance of the Common Stock and overall stock market conditions. The amounts reflected in this table may not necessarily be achieved.

(6) The vesting of all 50,000 options was conditioned upon certain criteria to be established by the Board of Directors of the Company. None of these options have become vested.





                          AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                   AND FY-END OPTION VALUES

                                                                           VALUE OF
                                                       NUMBER OF           UNEXERCISED
                                                      UNEXERCISED         IN-THE-MONEY
                                                       OPTIONS AT          OPTIONS AT
                                                       FY-END (#)          FY-END (#)
            SHARES ACQUIRED                          EXERCISABLE/         EXERCISABLE/
     NAME   ON EXERCISE (#)    VALUE REALIZED ($)    UNEXERCISABLE        UNEXERCISABLE
     ----   ---------------    ------------------    --------------      -------------
     None         -0-                $ -0-                 -0-                $ -0-


___________________________

EMPLOYMENT ARRANGEMENTS

    Mr. Brackpool is compensated pursuant to a Compensation Agreement effective as of April 2, 1993. Under the terms of this Agreement, Mr. Brackpool receives base compensation of $29,167 per month. Mr. Brackpool also receives the use of an automobile owned by the Company.

    Ms. Chapman is compensated pursuant to a letter agreement effective November 5, 1993 which provides for base compensation of $130,000 per annum. Ms. Chapman also receives the use of an automobile owned by the Company.

    Mr. Peterson is compensated pursuant to an Employment Agreement effective April 11, 1994 which provides for base compensation of $185,000 per annum. This Employment Agreement also provides for cash bonuses, including (i) an immediate bonus of $30,000, which was paid in fiscal 1995; (ii) conditional annual bonuses based on specific performance criteria; and (iii) other performance bonuses awarded at the discretion of the Board of Directors. No bonuses have been awarded to date. Mr. Peterson also receives the use of an automobile owned by the Company.

    Timothy J. Shaheen has been engaged by the Company to act as Chief
Executive Officer of Sun World following the completion of the acquisition. In this capacity, Mr. Shaheen will receive compensation from Sun World at an annual rate of $250,000 and the Company has agreed to the grant to Mr. Shaheen 400,000 stock options of which 300,000 will be conditional upon certain performance criteria of Sun World to be established by the Board of Directors of the Company.

COMPENSATION OF DIRECTORS

    Mr. Brackpool does not receive any additional compensation for serving as a director of the Company.

    Mr. Makins receives cash compensation for his services as Chairman pursuant to a Compensation Agreement effective April 2, 1993, which provides for base compensation of $75,000 per year, payable quarterly in advance, plus payment for certain additional services performed on behalf of the Company, at the rate of
(i) $1,000 per day if such services are performed within the United Kingdom, or
(ii) $1,500 per day if such services are performed outside the United Kingdom. During the Company's 1996 fiscal year, Mr. Makins received total cash compensation of $77,750 pursuant to this Compensation Agreement.

    Mr. Hammond receives cash compensation for his services as a Director pursuant to a Compensation Agreement effective April 2, 1993, which provides for compensation of $25,000 per year, payable quarterly in advance. During the Company's 1996 fiscal year, Mr. Hammond received total cash compensation of $25,000 pursuant to this arrangement.

    Mr. Weinress receives cash compensation for his services as a Director in the amount of $25,000 per year, payable quarterly in advance. During the Company's 1996 fiscal year, Mr. Weinress received total cash compensation of $25,000 pursuant to this arrangement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

 During the Company's fiscal year ended March 31, 1996, all decisions concerning executive officer compensation were made by the Compensation Committee of the Board of Directors. The members of such committee were Messrs. Makins, Weinress and Hammond, all of whom are non-employee directors. Mr. Makins serves as Chairman of the Board. See "Directors and Executive Officers."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of June 30, 1996, the ownership of Common Stock of the Company by each stockholder who is known by the Company to own beneficially more than 5 percent of the outstanding Common Stock, by each director, by each executive officer listed in the Summary Compensation Table above, and by all directors and officers as a group.

                                        AMOUNT AND NATURE OF            PERCENT
    NAME AND ADDRESS                    BENEFICIAL OWNERSHIP          OF CLASS
    ----------------                    --------------------          --------

  Morgan Stanley Group, Inc., et. al.        1,834,000(1)               9.45%
  1251 Avenue of the Americas
  New York, NY

  Fidelity International Limited, et. al.    1,642,567(2)               8.47%
  Pembroke Hall
  42 Crow Lane
  Hamilton, Bermuda

  The Capital Group Companies, Inc.          1,240,000(3)               6.39%
  333 South Hope Street
  Los Angeles, CA 90071

  Jupiter Asset Management Limited           1,141,633(4)               5.88%
  Knightsbridge House
  197 Knightsbridge
  London SW7 1RB England

  Dwight W. Makins                             375,000(5)               1.91%
  Beaurepaire House
  Sherborne St. John
  Basingstoke
  Hampshire RG26 5EH
  United Kingdom

  Keith Brackpool                            1,193,795(6)               5.92%
  10535 Foothill Blvd., Suite 150
  Rancho Cucamonga, CA 91730

  J.F.R.  Hammond                              475,017(7)               2.43%
  10 Compton Terrace
  London N1 2UN
  United Kingdom

  Stephen D. Weinress                          165,000(8)               0.85%
  3333 Michelson Dr.
  Irvine, CA  92715

  Susan K. Chapman                             100,000(9)               0.51%
  10535 Foothill Blvd., Suite 150
  Rancho Cucamonga, CA 91730

  David Peterson                               150,000(10)              0.77%
  19065 Portola Drive, Suite K
  Salinas, CA 93908

  Theodore W. Dutton                           236,000(11)              1.22%
  10535 Foothill Blvd., Suite 150
  Rancho Cucamonga, CA 91730

  All Directors and Officers as a Group      2,694,812(5)(6)(7)        12.88%
  (7 individuals)                                     (8)(9)(10)(11)

__________________________

    (1) A Schedule 13G has been filed with the Securities and Exchange Commission indicating that Morgan Stanley Group, Inc. ("MS Group") may be deemed to be the indirect beneficial owner of 1,744,000 shares of Common Stock, arising from the indirect beneficial ownership of such shares by Morgan Stanley Asset Management Limited ("MSAM"), a subsidiary of MS Group. The address of MSAM is 25 Cabot Square, Canary Wharf, London E14 4QA, England. The Schedule 13G indicates that all such shares are held by MSAM in its capacity as an Investment Adviser, and that MS Group and MSAM share voting and investment power with respect to the shares which they may be deemed to beneficially own. MS Group and MSAM each disclaim beneficial ownership of such shares pursuant to Rule 13d-4 under the Securities Exchange Act of 1934. Morgan Stanley purchased an additional 90,000 shares of Common Stock through private placements during the year ended March 31, 1996.

    (2) Fidelity International Limited ("FIL") and FMR Corp. ("FMR") have each filed Schedule 13Ds and amendments thereto with the Securities and Exchange Commission indicating that, although they do not consider themselves to be acting as a "group," they hold, directly or indirectly, a total of 1,452,567 shares of Common Stock. The Schedule 13Ds state that FIL beneficially owns, as investment adviser or the parent of the investment adviser to certain international funds and international pension accounts, 1,452,567 shares of Common Stock and that such funds and accounts and FIL, as investment adviser to the funds and accounts, has sole voting and investment power as to all such shares. Neither FMR nor its subsidiary Fidelity Management & Research Company ("Fidelity") beneficially own any shares. According to the Schedule 13Ds, Mr. Edward C. Johnson 3d, who is Chairman of FIL and FMR, owns 24.9 percent of the outstanding voting common stock of FMR, and a partnership controlled by Mr. Johnson and members of his family own shares of FIL with the right to cast approximately 47.22 percent of the total votes which may be cast by shareholders of FIL. The Schedule 13Ds indicate that FIL was a subsidiary of Fidelity prior to June 30, 1980, at which time the shares of FIL held by Fidelity were distributed as a dividend to the shareholders of FMR, and that FIL currently operates as an entity independent of FMR and Fidelity. Fidelity purchased an additional 190,000 shares of Common Stock through private placements during the year ended March 31, 1996.

    (3) The Capital Group Companies, Inc. has filed a Schedule 13G with the Securities and Exchange Commission indicating that it holds 990,000 shares as Discretionary Manager by virtue of its affiliates acting as investment manager to a number of institutional investors. During the year ended March 31, 1996, the Capital Group Companies subscribed to an additional 250,000 shares of Common Stock through a private placement.

    (4) Jupiter Asset Management Limited has filed a Schedule 13D with the Securities and Exchange Commission indicating that it holds such shares in its capacity as Discretionary Manager by virtue of its acquisition, in July 1994, of all of the business and assets of Queen Anne's Gate Asset Management Limited, which had previously acted as investment manager with respect to such shares.

    (5)  Includes 250,000 shares underlying presently exercisable options.

    (6)  Includes 750,000 shares underlying presently exercisable options.

    (7) Includes 285,017 shares held by a corporation of which Mr. Hammond is an affiliate. Also includes 125,000 shares underlying presently exercisable options.

    (8)  Includes 125,000 shares underlying presently exercisable options.

    (9) Includes 100,000 shares underlying presently exercisable options. Does not include 25,000 shares underlying conditional options held by Ms. Chapman, the conditions to the vesting of which have not yet been met.

    (10) Includes 150,000 shares underlying presently exercisable options.
         Does not include 100,000 shares underlying conditional options held by Mr. Peterson, the conditions to the vesting of which have not yet been met.

    (11) Includes 22,222 shares underlying presently exercisable options. Does not include 150,000 shares underlying conditional options held by Mr. Dutton, the conditions to the vesting of which have not yet been met.



                                        - 31 -
__________________________

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Since April 1, 1995, the Company has issued in private placements a total of 190,000 shares of stock ranging in price from $4.00 per share to $5.75 per share to Fidelity Investment Services, whose affiliates have filed a Schedule 13D with the Securities and Exchange Commission indicating that they hold in excess of 5 percent of the Company's outstanding Common Stock in their capacity as discretionary manager for a number of investment funds. See Item 12, "Security Ownership of Certain Beneficial Owners and Management".

    Since April 1, 1995, the Company has issued in private placements a total of 90,000 shares of stock at a price of $5.75 per share to Morgan Stanley Asset Management, Inc., an affiliate of Morgan Stanley Group, Inc., who filed a
Schedule 13G with the Securities and Exchange Commission indicating that it may be deemed to be the indirect beneficial owner of in excess of five percent (5%) of the Company's outstanding Common Stock in its capacity as an Investment Advisor. See Item 12, "Security Ownership of Certain Beneficial Owners and Management". In addition, in June 1996, the Company received Standby Purchase Commitments from Morgan Stanley Asset Management, Inc. for $3,000,000 of Convertible Series A Preferred Stock. Morgan Stanley Asset Management, Inc., along with other subscribers in this offering (the "Series A Offering"), provided irrevocable Standby Purchase Commitments to purchase shares of the Company's Series A Preferred Stock, at the option of the Company, with the proceeds of the Series A Offering to be applied toward the Company's acquisition of Sun World. Under the terms of the Series A Offering, the Company may exercise its rights to sell the Series A Preferred Stock to subscribers in the Series A Offering as to either (i) all of the shares of Series A Preferred Stock subscribed for by the respective subscribers, or (ii) any number not less than one-quarter (on a pro rata basis) of the shares of Series A Preferred Stock subscribed for by the respective subscribers, provided that the Company has obtained financing from sources other than the Series A Offering (including the sale of Series B Preferred Stock) which, when added to the proceeds of the Series A Offering, totals at least $35,000,000. The closing of the Series A Offering is conditioned upon the concurrent closing of the Sun World acquisition.

    In March 1996, the Company issued in a private placement a total of 250,000 shares of stock at $5.75 per share to The Capital Group Companies, Inc., who filed a Schedule 13G with the Securities and Exchange Commission indicating that it holds such shares as Discretionary Manager by virtue of its affiliates acting as investment manager to a number of institutional investors. See Item 12, "Security Ownership of Certain Beneficial Owners and Management".

    In connection with a private placement in October 1995, the Company issued 82,317 shares at a price of $4.10 per share to a corporation of which Mr. J. F.
R. Hammond, a director of the Company, is an affiliate. See Item 12, "Security Ownership of Certain Beneficial Owners and Management".

    In February 1995, L.H. Friend, Weinress, Frankson & Presson, Inc. ("L.H. Friend"), an investment banking firm which is an affiliate of Mr. Weinress, entered into an agreement with the Company pursuant to L.H. Friend providing investment banking services with respect to the development by the Company of its water resources at its Piute property. As compensation for these services, the Company agreed to pay to L. H. Friend a retainer fee of $2,000 per month through July 31, 1995. In addition, the Company has paid the Weinress Group, a consulting firm which is an affiliate of Mr. Weinress, consulting fees totalling $55,950 since April 1, 1995. A fee in the amount of $108,750 will be paid to L.
H. Friend for services rendered in connection with the placement of the Convertible Series A Preferred Stock.

    On April 20, 1995, the Company granted a total of 50,000 new incentive stock options at the exercise price of $4.25 per share (representing the fair market value as of the date of such grant) to Mr. Peterson. The vesting of these options is conditioned upon certain criteria to be established by the Board of Directors. None of these options have become vested. See Item 11, "Executive Compensation".

    The grant by the Company of additional incentive stock options is intended to provide compensation in a manner designed to preserve the cash resources of the Company while providing significant ongoing performance incentives for management performance based upon an increase of the Company's value to its stockholders.

    The Company believes that the terms of the foregoing transactions and all fees paid for by an affiliated person were at least as favorable to the Company as those which would have been paid to or by unaffiliated third parties.

                                       PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  1.   Financial Statements.  See Index to Consolidated Financial
              Statements.

         2. Financial Statement Schedules. See Index to Consolidated Financial Statements.

         3.   Exhibits.

    The following exhibits are filed or incorporated by reference as part of this Registration Statement.

    3.1   --  Articles of Incorporation of the Company, as amended to date.(6)

    3.3   --  Bylaws of the Company, as amended to date.(4)

    4.1 -- Specimen Form of Stock Certificate for the Company's registered stock.(4)

    4.2   --  Certificate of Designations of Series B Preferred Stock.

    10.1  --  The Company's 1984 Incentive Stock Option Plan.(2)

    10.2 -- Pacific Agricultural Holdings, Inc. 1988 Nonstatutory Stock Option Plan.(1)

    10.3 -- Stock Purchase and Fee Agreement dated March 22, 1989 between the Company and Mark A. Liggett.(2)

    10.4 -- Form of Limited Partnership Agreement of Southwest Fruit Growers, L.P.(3)

    10.5 -- Farm Management Agreement dated as of March 28, 1990 between the Company and Southwest Fruit Growers, L.P.(3)

    10.6 -- Promissory Note in the amount of $3,486,868 dated as of March 28, 1990 issued by Southwest Fruit Growers, L.P. in favor of the Company. (Hyder Note).(3)

    10.7 -- Promissory Note in the amount of $4,934,922 dated as of March 28, 1990 issued by Southwest Fruit Growers, L.P. in favor of the Company. (Cadiz Note).(3)

    10.8 -- Promissory Note in the amount of $3,141,344 dated as of March 28, 1990 issued by Southwest Fruit Growers, L.P. in favor of the Company. (Farming Note).(3)

    10.9 -- Agricultural Lease between Southwest Fruit Growers, L.P. and the Company, on the one hand, and Donald Kizirian, on the other hand, dated December 20, 1992.(5)

    10.10 -- Second Amendment and Supplement to Stock Purchase and Fee Agreement, dated December 23, 1992 between the Company and Mark Liggett.(5)

    10.11 -- Letter Agreement re: Services dated August 31, 1994 between the Company and Prudential Securities Incorporated.(7)

    10.12 -- Letter Agreement re: Services dated October 5, 1994 between L.H. Friend, Weinress & Frankson, Inc. and Prudential Securities Incorporated.(7)

    10.13 -- Letter Agreement re: Services dated February 1, 1995 between the Company and L.H. Friend, Weinress, Frankson & Presson, Inc.(7)

    10.14 -- Loan Agreement dated March 15, 1995 between the Company, CVDC and Ansbacher.(7)

    10.15 -- Fourth Loan Modification Agreement dated March 15, 1995 between the Company, CVDC and Rabobank.(7)

    10.16 -- Form of Option Agreement dated April 20, 1995 between the Company and David Peterson.(7)

    10.17 --  Plan Support Agreement dated December 11, 1995.(8)

    10.18 -- Waiver of Certain Provisions of Plan Support Agreement dated January 12, 1996.(8)

    21.1  --  List of Subsidiaries.

    23.1 -- Consent of Independent Accountants (included in Part IV of the Form 10-K).

__________________________

  (1) Previously filed as Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1988.

  (2) Previously filed as Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1989.

  (3) Previously filed as Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990.

  (4) Previously filed as Exhibit to the Company's Report on Form 8-K dated May 6, 1992.

  (5) Previously filed as Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.

  (6) Previously filed as Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-75642) declared effective May 16, 1994.

  (7) Previously filed as Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

  (8) Previously filed as Exhibit to the Company's Report on Form 10-Q for the quarter ended December 31, 1995.

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CADIZ LAND COMPANY, INC.



By: /s/  Keith Brackpool                    By:  /s/  Susan K. Chapman
    --------------------                         ---------------------
    Keith Brackpool,                             Susan K. Chapman,
    Chief Executive Officer and Director         Chief Financial Officer and
                                                 Secretary


    Date: July 15, 1996                          Date:  July 15, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

      NAME AND POSITION                                      DATE
      -----------------                                      ----


    /s/ Dwight Makins                                 July 15, 1996
    -----------------
    Dwight Makins, Chairman of the Board
    and Director



    /s/ Keith Brackpool                               July 15, 1996
    -------------------
    Keith Brackpool, Chief Executive Officer
    and Director (Principal Executive Officer)



    /s/ Susan K. Chapman                              July 15, 1996
    --------------------
    Susan K. Chapman, Chief Financial Officer
    and Secretary (Principal Financial
    and Accounting Officer)



    /s/ J.F.R. Hammond                                July 15, 1996
    ------------------
    J.F.R. Hammond, Director



    /s/ Stephen D. Weinress                           July 15, 1996
    -----------------------
    Stephen D. Weinress, Director

                                                       CADIZ LAND COMPANY, INC.
- -------------------------------------------------------------------------------
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                        PAGE(S)




FINANCIAL STATEMENTS:

             Report of Independent Accountants  . . . . . . . . . . . . .38

             Consolidated Balance Sheet at March 31, 1996 and 1995. . . .39-40

             Consolidated Statement of Cash Flows for the
              three years ended March 31, 1996  . . . . . . . . . . . . .41

             Consolidated Statement of Operations for the
              three years ended March 31, 1996  . . . . . . . . . . . . .42

             Consolidated Statement of Stockholders' Equity for the
              three years ended March 31, 1996  . . . . . . . . . . . . .43

             Notes to the Consolidated Financial Statements . . . . . . .44-55


FINANCIAL STATEMENT SCHEDULES:

             For the Three Years Ended March 31, 1996

              Schedule II - Valuation and Qualifying Accounts . . . . . .56

              Schedule III - Real Estate and Accumulated Depreciation. . 57-58



             (Schedules other than those listed above have been omitted since they are either not required, inapplicable, or the required information is included on the financial statements or notes thereto.)

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Stockholders of
Cadiz Land Company, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cadiz Land Company, Inc. and its subsidiaries at March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit indicates examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP


Los Angeles, California
July 12, 1996

                                                       CADIZ LAND COMPANY, INC.
- -------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET


- -------------------------------------------------------------------------------
                                                            MARCH 31,
ASSETS ($ IN THOUSANDS):                                 1996        1995
- -------------------------------------------------------------------------------

Cash and cash equivalents  (Note 8)                     $ 5,153    $ 2,454

Accounts receivable                                         443        131

Inventory                                                   266        198

Property and equipment, net (Note 3)                      2,252      2,308

Land and improvements, net (Note 4)
  Developed property                                      9,429      9,715
  Unimproved land                                        12,236     11,792

Water transfer projects                                   2,496      1,764

Excess of purchase price over net assets acquired, net    5,155      5,389

Debt issue costs and other assets                         1,233      1,137
                                                        -------    -------

                                                        $38,663    $34,888
                                                        -------    -------
                                                        -------    -------



       See accompanying notes to the consolidated financial statements.

                                                       CADIZ LAND COMPANY, INC.
- -------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET


- -------------------------------------------------------------------------------------------------
                                                                                     MARCH 31
LIABILITIES & STOCKHOLDERS' EQUITY:  (IN THOUSANDS EXCEPT NUMBER OF SHARES)      1996        1995
- -------------------------------------------------------------------------------------------------

Accounts payable                                                               $ 1,772    $ 1,174

Other liabilities                                                                  521        385

Debt (Note 5)                                                                   17,617     16,381

Contingencies (Note 9)

Stockholders' equity
  Common stock - $.01 par value, 24,000,000
   shares authorized; shares issued and
   outstanding - 19,247,611 at March 31, 1996
   and 16,988,454 at March 31, 1995                                                192        170

  Preferred stock - $.01 par value, 100,000 shares authorized; no shares outstanding

  Additional paid-in-capital                                                    72,957     62,687

  Accumulated deficit                                                          (54,396)   (45,909)
                                                                              --------    --------

      Total stockholders' equity                                                18,753     16,948
                                                                              --------    --------

                                                                              $38,663     $34,888
                                                                              --------    --------
                                                                              --------    --------


       See accompanying notes to the consolidated financial statements.

                                                       CADIZ LAND COMPANY, INC.
- -------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS


- ---------------------------------------------------------------------------------------
                                                                YEARS ENDED MARCH 31,
($ IN THOUSANDS)                                              1996      1995      1994
- ---------------------------------------------------------------------------------------

Cash flows from operating activities:
  Loss from continuing operations                            $(8,487)  $(4,591)  $(3,751)
  Adjustments to reconcile loss from
   continuing operations to net cash
   used for continuing operating activities:
      Depreciation and amortization                            1,909     1,450     1,029
      Extraordinary gains on debt settlement                    -0-       (115)     (343)
      Stock issued for services                                 -0-        -0-        17
      Interest capitalized to debt                               474       734       760
      The effect on net cash used for continuing
       operating activities from changes in assets
       and liabilities:
         Inventory and receivables                              (379)     (198)       19
         Other assets                                             13      (158)     (396)
         Accounts payable and other liabilities                  734       (12)     (762)
                                                             -------    -------    -------

  Net cash used for continuing operating activities           (5,736)   (2,890)   (3,427)
  Net cash provided by discontinued
   operating activities                                         -0-         57        52
                                                             -------    -------    -------

  Net cash used for operating activities                      (5,736)   (2,833)   (3,375)
                                                             -------   ------     ------

Cash flows from investing activities:
  Land purchase and development                                 (574)     (315)   (1,441)
  Water transfer projects                                       (732)   (1,547)     (217)
  Additions to property and equipment                           (358)   (1,506)     (406)
  Sun World International, Inc. - acquisition costs             (693)      -0-      -0-
                                                             -------    -------    -------

  Net cash used for investing activities                      (2,357)   (3,368)   (2,064)
                                                             -------    -------    -------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                  10,292    2,307     11,925
  Proceeds from issuance of debt                                 677    2,470      2,485
  Principal payments on debt                                    (177)    (530)    (4,622)
                                                             -------    -------    -------

  Net cash provided by financing activities                   10,792     4,247     9,788
                                                             -------    -------    -------

Net increase (decrease) in cash and cash equivalents           2,699    (1,954)    4,349
Cash and cash equivalents, beginning of year                   2,454     4,408        59
                                                             -------    -------    -------

Cash and cash equivalents, end of year                       $ 5,153    $ 2,454    $ 4,408
                                                             -------    -------    -------
                                                             -------    -------    -------

       See accompanying notes to the consolidated financial statements.

                                                       CADIZ LAND COMPANY, INC.
- -------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF OPERATIONS


- ------------------------------------------------------------------------------------
                                                              YEARS ENDED MARCH 31,
($ IN THOUSANDS EXCEPT PER SHARE DATA)                      1996      1995      1994
- ------------------------------------------------------------------------------------

Revenues                                                 $ 1,441   $   543   $   190
                                                         -------   -------   -------
Costs and expenses
   Resource development                                    3,329     1,545       955
   Landfill prevention activities (Note 9)                 1,919       -0-       -0-
   General and administrative                              1,826     1,525     1,904
   Depreciation                                              833       737       483
   Amortization                                              234       234       234
                                                         -------   -------   -------

                                                           8,141     4,041     3,576
                                                         -------   -------   -------

Operating loss                                            (6,700)   (3,498)   (3,386)

Interest expense, net                                      1,787     1,208       853
                                                         -------   -------   -------

Loss before discontinued operations
 and extraordinary item                                   (8,487)   (4,706)   (4,239)

Gain on disposal of
 discontinued segment                                       -0-       -0-        145
                                                         -------   -------   -------

Loss before extraordinary item                           (8,487)   (4,706)   (4,094)

Extraordinary item - gain on debt
 settlements (Note 5)                                       -0-       115       343
                                                         -------   -------   -------

Net loss                                                 $(8,487)  $(4,591)  $(3,751)
                                                         -------   -------   -------
                                                         -------   -------   -------

Earnings (loss) per share:
 Loss before discontinued operations
   and extraordinary item                                $  (.48)  $  (.29)  $ (.33)

 Gain on disposal of
   discontinued segment                                      -0-       -0-      .01

 Extraordinary item                                          -0-       .01      .03
                                                         -------   -------   -------

Net loss per share                                       $  (.48)  $  (.28)  $ (.29)
                                                         -------   -------   -------
                                                         -------   -------   -------

       See accompanying notes to the consolidated financial statements.

                                                       CADIZ LAND COMPANY, INC.
- -------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


- ----------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED MARCH 31, 1996                                             ($ IN THOUSANDS EXCEPT NUMBER OF SHARES)
- ----------------------------------------------------------------------------------------------------------------------
                                                        ADDITIONAL                       TOTAL
                                   COMMON STOCK          PAID-IN       ACCUMULATED    STOCKHOLDERS'
                               SHARES     AMOUNT         CAPITAL         DEFICIT         EQUITY
                               ------     ------         -------         -------         ------

Balance as of March 31, 1993  10,204,863  $102         $45,097         $(37,567)        $ 7,632

Issuance of shares in
 connection with private
 placements                    4,320,000    43          11,832                           11,875

Issuance of stock upon
 conversion of debt              512,251     5           1,358                            1,363

Issuance of shares for
 professional services           155,000     1             541                              542

Issuance of stock for
 vineyard parcel                  78,750     1             235                              236

Issuance of stock warrants
 for services                                              779                              779

Exercise of stock options        160,000     2              48                               50
Net loss                                                                 (3,751)         (3,751)
                             -----------   ---         --------        --------        --------

Balance as of March 31, 1994  15,430,864   154          59,890          (41,318)         18,726

Issuance of shares for
 professional services           110,000     1             384                              385

Issuance of stock warrants
 for services                                              121                              121
Exercise of stock options
 and warrants                  1,447,590    15           2,292                            2,307

Net loss                                                                 (4,591)         (4,591)
                             -----------   ---         --------        --------        --------

Balance as of March 31, 1995  16,988,454   170           62,687         (45,909)         16,948

Issuance of shares in
 connection with private
 placements                    2,114,157    21            9,911                           9,932
Exercise of stock options        145,000     1              359                             360

Net loss                                                                 (8,487)         (8,487)
                             -----------   ---         --------        --------        --------

Balance as of March 31, 1996  19,247,611  $192         $ 72,957        $(54,396)       $ 18,753
                             -----------   ---         --------        --------        --------
                             -----------   ---         --------        --------        --------

       See accompanying notes to the consolidated financial statements.

                                                    CADIZ LAND COMPANY, INC.
- ----------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CURRENT STATUS AND DESCRIPTION OF BUSINESS

BUSINESS OF THE COMPANY

     Cadiz Land Company, Inc. (the "Company") identifies, acquires and develops properties (to date in the desert regions of Southern California) which have significant indigenous supplies of water. The Company evaluates, on an ongoing basis, the various means by which the land and water resources available to its portfolio of properties can be utilized for the purpose of enhancing the long-term appreciation of its properties. The Company currently owns or controls approximately 43,000 acres, with its largest property totalling approximately 31,800 acres at Cadiz, California.

CURRENT OPERATING ENVIRONMENT

     As of March 31, 1996, approximately $18.8 million has been invested by the Company in the agricultural development of its Cadiz properties, where 800 acres have been developed to table grapes, 560 acres have been developed to citrus, and 240 acres have been planted to various row crops. Since receiving approval in fiscal 1994 from San Bernardino County to develop up to 9,600 acres of its Cadiz property to agriculture, the Company has been analyzing the various alternatives available for continued agricultural development.

     The Company has attracted third party growers and has been able to enter into joint venture or leasing arrangements for the farming of crops on its properties, thereby minimizing working capital requirments. Revenues from these arrangements totalled $1,441,000, $543,000 and $190,000 for the years ended March 31, 1996, 1995 and 1994, respectively.

     The Company also proposes to sell water from the Cadiz basin which is surplus to both its present and projected agricultural requirements. During the past year the Company has continued its negotiations with various public agencies which have expressed interest in utilizing the Company's surplus water. The Company has also continued to work towards obtaining the environmental and other regulatory approvals required prior to commencing construction of a water delivery project at Cadiz.

      In furtherance of the Company's strategic business plan to expand its property portfolio, in late 1995 the Company began formally evaluating a possible acquisition of Sun World International, Inc. ("Sun World") which has agricultural landholdings of approximately 20,000 acres with senior water rights primarily in the Central Valley of California and assets complimentary to the Company in agriculture, produce marketing and water rights. On July 12, 1996 a consensual Plan of Reorganization providing for the acquisition of Sun World by the Company (the "Plan") was confirmed at a hearing before the U.S. Bankruptcy Court. Assuming satisfaction of all Plan requirements (including completion of satisfactory documentation), ownership of Sun World is expected to be transferred to the Company shortly after confirmation.

                                                    CADIZ LAND COMPANY, INC.
- ----------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CURRENT STATUS AND DESCRIPTION OF BUSINESS  (CONTINUED)

     In addition to the development of its existing properties, the Company will continue to seek to add to its portfolio properties which possess rights to commercially usable quantities of water.

     Pursuant to its business strategy, the Company has historically utilized its working capital primarily for development purposes: that is, for purposes designed to increase the long-term value of its properties. As the Company has not received significant revenues from its development operations to date, the Company has been required to obtain financing to bridge the gap between the time development expenses are incurred and the time a revenue stream will commence. Accordingly, the Company has looked to outside funding sources to address its liquidity and working capital needs. Historically, the Company has addressed these needs primarily through secured debt financing arrangements with its lenders, private placements and the exercise of outstanding stock options. Total debt outstanding at March 31, 1996 of $17.7 million matures in January 1997. As discussed in Note 5, the Company has reached an agreement in principle with one of its primary lenders whereby the Company has been granted two one year extensions. The Company also intends to replace or renegoitate the terms of its current obligations to its other primary lender prior to January 1997.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Cadiz Valley Development Corporation, Inc. and Southwest Fruit Growers Limited Partnership, a limited partnership ("SWFG") in which the Company is the general partner and has an approximate 66.3 percent partnership interest. SWFG owns a total of 680 acres of table grape vineyard and 2,560 acres of undeveloped land at Cadiz, California. Allocable losses incurred through the year ended March 31, 1991 served to eliminate the minority interest for accounting purposes. All material intercompany balances and activity have been eliminated from the consolidated financial statements.

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DEVELOPED PROPERTY

     Developed property is stated at cost which management believes is less than net realizable value and is expected to be recovered through future revenues. Cost includes land acquisitions and improvements, and, during development periods, interest and direct holding costs which consist principally of net farming costs. The development costs associated with mature properties are depreciated on a straight-line basis over the estimated productive life of the property, which range from twenty to thirty years.

                                                    CADIZ LAND COMPANY, INC.
- ----------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

UNIMPROVED LAND

     Unimproved land consists of approximately 41,400 acres of undeveloped land in Cadiz, Piute and other desert regions of California. Unimproved land is stated at cost, which management believes is less than net realizable value, and is expected to be recovered through future revenues. Cost includes those that are directly related to the acquisition of the acreage, such as the cost to purchase, commissions, real estate taxes and legal and other professional fees.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally five to fifteen years for land improvements and buildings, and three to fifteen years for machinery, equipment, vehicles and office furniture and equipment.

STATEMENT OF CASH FLOWS

     The Company considers all short-term deposits with an original maturity of three months or less to be cash equivalents. The Company invests its excess cash in deposits with major international banks and, therefore, bears minimal risk. Such investments are stated at cost, which approximates fair value, and are considered cash equivalents for purposes of reporting cash flows.

     Cash paid for interest during 1996, 1995 and 1994 was $455,000, $6,000 and $131,000, respectively.

WATER TRANSFER PROJECTS

     All water transfer projects are stated at cost, which management believes is less than net realizable value. All costs directly attributable to the development of the water transfer projects are being capitalized by the Company. These costs, which are expected to be recovered through future revenues, consist of drilling costs, hydrological costs, consulting fees for various engineering, environmental and feasibility studies, and other professional and legal fees.

INVENTORY

     Growing crops are stated at the lower of cost or estimated market. Cost consists of cultural and harvest costs and are accumulated by commodity.

REVENUES

     Revenues from crop proceeds are recorded when received.

                                                    CADIZ LAND COMPANY, INC.
- ----------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

AMORTIZATION

     The excess of purchase price over net assets acquired is being amortized at the rate of $234,000 annually on a straight-line basis over thirty years. Accumulated amortization was $1,851,000 and $1,617,000 at March 31, 1996 and 1995, respectively. At each balance sheet date, the Company reviews the recoverability of intangible assets by comparing projected operating income on an undiscounted basis to the net book value of the related assets.

DEBT ISSUE COSTS

     Debt issue costs relate to the March 1995 and January 1994 debt agreements as described in Note 5. These charges totalled approximately $543,000 and $879,000, respectively, and are being amortized over the remaining life of the debt. The accumulated amortization is $940,000, and $361,000 at March 31, 1996 and 1995, respectively.

INCOME TAXES

     Income taxes are accounted for using an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates.

EARNINGS PER SHARE

     Earnings per share is computed for each year presented using the weighted average number of shares outstanding during the year. The weighted average number of shares outstanding used to calculate earnings per share were approximately 17.7 million, 16.5 million, and 12.8 million, for the years ended March 31, 1996, 1995, and 1994, respectively.

NEW ACCOUNTING STANDARDS

     In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") was issued. SFAS No. 121 establishes new guidelines in accounting for the impairment of long-lived assets, including identifiable intangibles. When circumstances indicate that the carrying amount of an asset may not be recoverable as demonstrated by estimated cash inflows, an impairment loss shall be recorded based on fair value.
Management believes SFAS No. 121 will have no material effect on the financial statements of the Company upon adoption in fiscal 1997.

                                                    CADIZ LAND COMPANY, INC.
- ----------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation," which becomes effective for fiscal years beginning after December 15, 1995. SFAS 123 establishes new financial accounting and reporting standards for stock-based compensation plans. Entities will be allowed to measure compensation expense for stock-based compensation under SFAS 123 or APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 will be required to make pro forma disclosures of net income and earnings per share as if the provisions of SFAS 123 had been applied.
The Company intends to continue to follow the accounting pursuant to APB No. 25 and, as a result, adoption of SFAS 123 in fiscal year 1997 will have no effect on the Company's financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following (net of accumulated depreciation, in thousands):

                                                  MARCH 31,
                                               ---------------
                                               1996       1995
                                               ----       ----
   Land improvements                          $1,790     $1,732
   Buildings                                     852        730
   Equipment                                     470        365
   Autos and trucks                              315        303
   Office furniture and equipment                340        292
                                              ------     ------
                                               3,767      3,422

     Less accumulated depreciation            (1,515)    (1,114)
                                              ------     ------

                                              $2,252     $2,308
                                              ------     ------
                                              ------     ------

                                                    CADIZ LAND COMPANY, INC.
- ----------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LAND AND IMPROVEMENTS

     Developed property consisted of the following (net of accumulated depreciation, in thousands):

                                                   MARCH 31,
                                                ---------------
                                                1996       1995
                                                ----       ----
   Land                                        $ 2,364    $ 2,307
   Citrus orchard                                3,613      3,613
   Vineyard                                      4,885      4,885
                                               -------    -------
                                                10,862     10,805
     Less accumulated depreciation              (1,433)    (1,090)
                                               -------    -------

                                               $ 9,429    $ 9,715
                                               -------    -------
                                               -------    -------


NOTE 5 - DEBT

     The Company maintains its primary financing relationships with Cooperative Centrale Raiffeisen-Boerenleenbank B.A. (Rabobank) and Henry Ansbacher & Co. Limited (Ansbacher), collectively the "Banks". At March 31, 1996, the Company's obligations to Rabobank and Ansbacher amounted to $9.1 million and $8.6 million, respectively, both of which mature in January 1997.
 In July 1996, the Company and Rabobank reached an agreement in principle whereby the Company has been granted two one year extensions provided the total debt outstanding to Rabobank at January 31, 1997 does not exceed $8.5 million. In consideration for this agreement, the Company is required to pay an initial commitment fee of $150,000 and issue 30,000 warrants to purchase the Company's common stock at $.05 per share exercisable for five years following the date of issuance. Upon exercise of the first and second extension, the Company would be required to pay Rabobank certain fees. The interest rate in effect pursuant to this agreement would be at Rabobank's cost of funds plus one and one quarter percent (1 1/4%). The Company also currently intends to replace or renegotiate the terms of its current obligations to Ansbacher prior to January 1997. Ansbacher and Rabobank hold senior and subordinate deeds of trust, respectively, on substantially all of the Company's property.

                                                    CADIZ LAND COMPANY, INC.
- ----------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - DEBT  (CONTINUED)

     At March 31, 1996, and 1995, the carrying amount of the Company's outstanding debt, which approximates fair value, is summarized as follows (in thousands):

                                               1996        1995
                                               ----        ----
   Rabobank                                  $ 9,100     $ 9,100
   Ansbacher                                   8,630       7,713
   Other                                         105          48
                                             -------     -------
                                              17,835      16,861
   Debt discount                                (218)       (480)
                                             -------     -------
                                             $17,617     $16,381
                                             -------     -------
                                             -------     -------

     On March 15, 1995, the Company entered into an agreement whereby Ansbacher would provide a loan facility aggregating $3,000,000. The first advance in the amount of $2,450,000, issued on March 31, 1995, was used to reduce the Company's existing obligation to Rabobank and to reimburse Rabobank for various fees and expenses from this and previous arrangements in the amount of $250,000 and provide the Company with $2,200,000 to be applied toward the Company's estimated working capital requirements through March 31, 1996. The remaining $550,000 of this facility, which has not been drawn upon, is available to the Company any time subsequent to April 1, 1996, and may be applied toward the Company's estimated working capital requirements for the fiscal year ending March 31, 1997. Ansbacher agreed to accrue and capitalize interest on the outstanding principal amount of these advances through January 1997.

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

                                                    CADIZ LAND COMPANY, INC.
- ----------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - DEBT  (CONTINUED)

     The balance of the Company's outstanding obligations to the Banks are governed by the January 1994 financing arrangements whereby interest rates on outstanding debt to the Banks are fixed until January 1997, the maturity date. Interest on the Ansbacher portion is accrued and capitalized until maturity. Rabobank interest is paid quarterly subsequent to December 1994, through draw downs against a letter of credit provided by Ansbacher for that purpose. Interest capitalized during the year ended March 31, 1996 and 1995 totalled $474,000 and $734,000, respectively. The amount drawn under the line of credit totalled $455,000 at March 31, 1996. In addition, as a result of the January 1994 financing arrangements, Rabobank returned and canceled 533,000 outstanding warrants in exchange for 175,000 new warrants to purchase the Company's common stock at $0.05 per share exercisable for three years following the date of issuance. The total value of these warrants, $604,000, has been recorded as a debt discount and will be amortized over the remaining term of the debt. Ansbacher received 100,000 shares of common stock as an arrangement fee and 50,000 shares of common stock as an advisory fee valued at $3.50 per share. Additionally, the Company agreed to convert $770,000 of debt to Ansbacher into 220,000 shares of common stock.

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

     The rate in effect on the Rabobank debt was 4.81 percent at March 31, 1996. The average rate in effect on the Ansbacher debt was 6.44 percent at March 31, 1996. Annual maturities of debt outstanding at March 31, 1996, prior to the effect of the Rabobank debt extension, are as follows: 1997 - $17,767,000; 1998 - $24,000; 1999 - $20,000; 2000 - $5,000; 2001 - $19,000,
and none thereafter.

                                                    CADIZ LAND COMPANY, INC.
- ----------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES

     As of March 31, 1996, the Company has a net operating loss (NOL) carryforward of approximately $56,076,000 for federal and $22,254,000 for state income tax purposes. For financial statement purposes, as of March 31, 1996, the Company has a net operating loss carryforward of $49,403,000 and $19,708,000 for federal and state purposes, respectively. Such carryforwards expire in varying amounts through the year 2011. For financial reporting purposes, the tax benefit resulting from utilization of such NOL carryforward will be applied to reduce the excess of purchase price over net assets acquired.

     In accordance with the Tax Reform Act of 1986, NOL utilization may be subject to an annual limitation. When there is a change in ownership of more than 50 percent (as defined) of a corporation, the use of any NOL existing at the date of the change of ownership is limited annually to an amount defined by law. Based upon such formula, use of approximately $45,400,000 of the federal NOL is limited to approximately $4,500,000 per year. As a result of a subsequent ownership change in September 1993, utilization of the federal NOL was limited to $720,000. At March 31, 1996, approximately $20,800,000 of the federal NOL is currently available to offset federal taxable income in any future years, while the balance is available subject to annual limitations. Similar limitations apply also to the state NOL carryforward.

     Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities and available carryforwards. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities as of March 31, 1996 and 1995 were as follows (in thousands):

                                                   1996       1995
                                                --------    --------
   Basis difference in partnership interest     $ (4,337)   $ (3,884)
   Net operating loss                             21,136      18,275
   State taxes                                      (407)       (364)
   Other                                             283         194
                                                --------    --------
   Net deferred tax asset                       $ 16,675    $ 14,221
                                                --------    --------
                                                --------    --------

   Valuation allowance                          $(16,675)   $(14,221)
                                                --------    --------
                                                --------    --------

                                                    CADIZ LAND COMPANY, INC.
- ----------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES   (CONTINUED)

     A reconciliation of the provision (credit) for income taxes to the statutory federal income tax rate is as follows (in thousands):

                                                YEARS ENDED MARCH 31,
                                              -----------------------
                                              1996       1995      1994
                                              ----       ----      ----

   Expected federal income tax
    credit at 34%                           $(2,886)   $(1,561)  $(1,276)
   Net operating loss carryforward
    for financial reporting purposes
    (for which benefit is fully reserved)     2,405      1,468     1,197
   Amortization                                  80         79        79
   Other nondeductible expenses                 401         14       -0-
                                            -------    -------   -------

                                            $   -0-    $   -0-   $   -0-
                                            -------    -------   -------
                                            -------    -------   -------


NOTE 7 - STOCK OPTIONS

     The Company issues options which are not pursuant to a plan. During the year ended March 31, 1996, the Board of Directors of the Company granted options to purchase 607,500 shares of the Company's common stock at an exercise price of $4.25 per share to $5.50 per share of which 450,000 options are conditional based upon terms of employment and certain performance criteria. The recipients of all such options were officers, directors, consultants, and employees of the Company.

     The following table summarizes options granted and outstanding as of March 31, 1996 which were not issued pursuant to a plan. All options listed below were issued to officers, directors, consultants and other employees.

                                   OPTIONS OUTSTANDING         PRICE
                                         NUMBER                RANGE
                                         ------                -----

   Outstanding at March 31, 1995        2,335,500        $ 1.25  to  $5.00

    Granted                               607,500        $ 4.25  to  $5.50

    Exercised                            (145,000)       $ 1.25  to  $5.00
    Canceled or expired                  (  7,000)       $ 4.625 to  $5.00

   Outstanding at March 31, 1996        2,791,000        $ 1.25  to  $5.50


   (*) Expiration dates vary from May 24, 1996 to February 1, 2001.

                                                    CADIZ LAND COMPANY, INC.
- ----------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - ACQUISITION OF SUN WORLD INTERNATIONAL, INC.

     Sun World and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on October 3, 1994 after debt restructuring negotiations with its existing lenders failed. In late 1995, the Company commenced its due diligence review of Sun World and its operations. Since that time, the Company has been engaged in negotiations with all parties to the bankruptcy proceedings in an effort to develop a Plan of Reorganization for Sun World (the "Plan") which would result in terms acceptable to the Company. A consensual Plan to this effect (Debtors' Modified Fourth Amended Consolidated Plan of Reorganization dated June 3,
1996) was confirmed at a hearing on July 12, 1996. Upon satisfaction of all Plan requirements (including completion of satisfactory documentation), ownership of Sun World is expected to be transferred to the Company shortly thereafter.

     Under the Plan, the Company will acquire all of the stock of a reorganized Sun World for total consideration of approximately $175 million of which approximately $153 million will be owed to Sun World's existing secured lenders through a restructuring of existing debt. In addition, the Company will make a cash capital contribution of $15 million to Sun World, with the intent of eliminating the requirement for Sun World to have any additional debt facilities beyond those owed to its existing secured creditors.

     The total cash requirements related to the acquisition will be funded from a combination of (i) the exercise by the Company of up to $30 million in Standby Purchase Commitments issued to the Company in June, 1996 in a private placement of newly authorized Convertible Series A Preferred Stock which are convertible into shares of common stock at $4.50 per share; (ii) the issuance of 6% Convertible Series B Preferred Stock in a private placement totalling $10 million; (iii) $1 million previously deposited by the Company, and included in cash and cash equivalents in the accompanying Balance Sheet, in trust with the Official Committee Holding Unsecured Claims in the Sun World bankruptcy case; and (iv) the Company's existing working capital. As of July 12, 1996, in connection with the private placement of 6% Convertible Series B Preferred Stock, the Company received $7.5 million and expects to receive an additional $2.5 million.

NOTE 9 - CONTINGENCIES

     The Company was awarded full reimbursement for its legal fees and costs incurred in defending a legal action for which the plaintiffs filed an appeal. In August 1995, the Arizona Court of Appeals ruled in favor of the trial court's judgment upholding the award for full reimbursement to the Company for such legal fees and costs incurred. In addition, the Court of Appeals has awarded the Company reimbursement for legal fees on appeal. The plaintiffs have posted a cash bond from which the Company expects to collect its judgement of approximately $268,000 within the first half of its 1997 fiscal year, at which time the gain will be recorded.

                                                    CADIZ LAND COMPANY, INC.
- ----------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - CONTINGENCIES  (CONTINUED)

     In addition, in December 1995 the Company filed an action relative to the proposed construction and operation of a landfill to be located adjacent to the Company's Cadiz property (the "Rail-CycleProject"), with the Superior Court in San Bernardino County against the County of San Bernardino and Rail-Cycle, L.P., among others. The Company alleges the County of San Bernardino did not comply with the guidelines prescribed by the California Environmental Quality Act and violated state planning and zoning laws when approving a General Plan Amendment and granting a conditional use permit for the proposed landfill. The Company is seeking specific action and
compensatory damages in excess of $75,000,000.   The action is currently in
the discovery phase and the Company intends to continue to vigorously prosecute its claims in this matter. In addition, the Company provided support for a local coalition which actively opposed the Rail-Cycle Project and which placed a county-wide initiative on the ballot for the general election held March 26, 1996. This initiative would have required that no large solid waste landfill overlie or be located within ten miles from the point of extraction of a significant water resource unless such a facility had been fully permitted, constructed or operational as of March 14, 1995. Although this particular ballot initiative was defeated, commencement of the Rail-Cycle Project has nevertheless been at least temporarily delayed due to the fact that a separate ballot initiative supported by Rail-Cycle, which required approval in order to proceed with the project, was also defeated at the general election. During the fiscal year ended March 31, 1996, the Company incurred $1,919,000 in connection with this matter.

                                                    CADIZ LAND COMPANY, INC.
- ----------------------------------------------------------------------------
SCHEDULE II - VALUATION & QUALIFYING ACCOUNTS

- -----------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED MARCH 31, 1996, 1995 & 1994                                      ($ IN THOUSANDS)
- -----------------------------------------------------------------------------------------------------


                                                    ADDITIONS
                            BALANCE AT  -----------------------------------                 BALANCE
                             BEGINNING       CHARGED TO         CHARGED TO                   AT END
                             OF PERIOD   COSTS AND EXPENSES   OTHER ACCOUNTS   DEDUCTIONS   OF PERIOD
                             ---------   ------------------   --------------   ----------   ---------
Fiscal year ended
   March 31, 1996

     Allowance for
     doubtful accounts         $  -0-          $ -0-               $ -0-           $ -0-       $  -0-

     Allowance for
     discontinued
     operation losses             -0-            -0-                 -0-             -0-          -0-

     Amortization of excess
     of purchase price over
     net assets acquired        1,617            234                 -0-             -0-        1,851
                               ------          -----               -----           -----       ------

                               $1,617          $ 234               $ -0-           $ -0-       $1,851
                               ------          -----               -----           -----       ------
                               ------          -----               -----           -----       ------

Fiscal year ended
   March 31, 1995

     Allowance for
     doubtful accounts         $  -0-          $ -0-               $ -0-           $ -0-       $  -0-

     Allowance for
     discontinued
     operation losses             -0-            -0-                 -0-             -0-          -0-

     Amortization of excess
     of purchase price over
     net assets acquired        1,383            234                 -0-             -0-        1,617
                               ------          -----               -----           -----       ------

                               $1,383          $ 234               $ -0-           $ -0-       $1,617
                               ------          -----               -----           -----       ------
                               ------          -----               -----           -----       ------

Fiscal year ended
   March 31, 1994

     Allowance for
     doubtful accounts         $  218          $ -0-               $ -0-           $ 218       $  -0-

     Allowance for
     discontinued
     operation losses              75            -0-                 -0-              75          -0-

     Amortization of excess
     of purchase price over
     net assets acquired        1,150            233                 -0-             -0-        1,383
                               ------          -----               -----           -----       ------

                               $1,443          $ 233               $ -0-           $ 293       $1,383
                               ------          -----               -----           -----       ------
                               ------          -----               -----           -----       ------

                                                    CADIZ LAND COMPANY, INC.
- ----------------------------------------------------------------------------
SCHEDULE III - REAL ESTATE & ACCUMULATED DEPRECIATION

- ---------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED MARCH 31, 1996                                                                            (IN THOUSANDS)
- ---------------------------------------------------------------------------------------------------------------------------

                                            INITIAL COST      COST CAPITALIZED           NET AMOUNT AT WHICH
                                             TO COMPANY   SUBSEQUENT TO ACQUISITION   CARRIED AT CLOSE OF PERIOD
                                            ------------  -------------------------   --------------------------
                                              LAND AND                    CARRYING    ACCUMULATED     LAND AND
         DESCRIPTION          ENCUMBRANCES  IMPROVEMENTS    IMPROVEMENTS    COSTS     DEPRECIATION  IMPROVEMENTS     ACQUIRED
         -----------          ------------  ------------    ------------  --------    ------------  ------------     --------
Unimproved land, Cadiz, CA        (1)          $ 8,552          $          $  694        $  (365)       $ 3,881        May 1988
                                                                                                                     December 1995

Unimproved land, Piute, CA        (1)            1,356                        180                         1,536      January 1993
                                                                                                                     January 1996

Unimproved land, Homer, CA        (1)            1,086                         22                         1,108      September 1995

Unimproved land, other            (1)              266                          2                           268        July 1994
                                                                                                                     January 1996

Agricultural land planted to
  citrus, Cadiz, CA               (1)              160           3,779        251           (360)         1,830         May 1988

Agricultural land planted to
  grapes, Cadiz, CA               (1)            6,486                                      (944)         5,542        March 1988

Agricultural land planted to
  row crops, Cadiz, CA            (1)               57                                                       57        April 1995

Miscellaneous investments         (1)                                         443                           443
                                               -------         -------     ------        -------        -------
                                               $17,963         $ 3,779     $1,592        $(1,669)       $21,665
                                               -------         -------     ------        -------        -------
                                               -------         -------     ------        -------        -------

(1) Included in collateral securing debt totalling $17.7 million.

                                                        CADIZ LAND COMPANY,INC.
- -------------------------------------------------------------------------------
NOTE TO SCHEDULE III - REAL ESTATE & ACCUMULATED DEPRECIATION

- --------------------------------------------------------------------------
                                               FISCAL YEAR ENDED MARCH 31,
($ IN THOUSANDS)                              1996       1995         1994
- ---------------------------------------------------------------------------

Carrying cost of land and improvements
  at beginning of period                    $21,507     $21,607    $20,057

Additions:
  Acquisitions                                  442         189        591
  Option payments                               -0-         -0-        495
  Improvements                                  -0-          14        273
  Capitalized carrying cost                     132         113        427
                                           --------     -------    --------

                                                574         316      1,786
                                           --------     -------    --------
Deductions:
  Depreciation of developed property            416         416        236
                                           --------     -------    --------

                                                416         416        236
                                           --------     -------    --------

Balance at end of period                    $21,665     $21,507    $21,607
                                           --------     -------    --------
                                           --------     -------    --------

                           CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 of Cadiz Land Company, Inc. of our report dated July 12, 1996 with respect to the consolidated financial statements included in the Form 10-K for the year ended March 31, 1996.


/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP


Los Angeles, California
July 12, 1996