Form 10-Q
period 1996-06-30
CADIZ LAND CO INC
filed 1996-08-14
CIK 727273

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996

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

                                                  Name of Each Exchange
                Title of Each Class               on Which Registered
                      None                                None

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
                               Yes   X       No
                                    -----       ------
The number of shares outstanding of each of the Registrant's classes of Common Stock at August 12, 1996 was 19,572,611 shares of Common Stock, par value
$0.01.

                        Cadiz Land Company, Inc.
Index to the Condensed Consolidated Financial Statements

For the Three Months Ended June 30, 1996                          Page(s)

          I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          A.  Balance Sheet. . . . . . . . . . . . . . . . . . . . . . 1
          B.  Statement of Cash Flows. . . . . . . . . . . . . . . . . 3
          C.  Statement of Operations  . . . . . . . . . . . . . . . . 4
          D.  Statement of Stockholders' Equity. . . . . . . . . . . . 5
          E.  Notes. . . . . . . . . . . . . . . . . . . . . . . . . . 6

         II.  SUPPLEMENTARY INFORMATION
          A.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations. . . . . .  8
          B.  Other Information. . . . . . . . . . . . . . . . . . . . 15
          C.  Signatures . . . . . . . . . . . . . . . . . . . . . . . 16

                                  Cadiz Land Company, Inc.

                        Condensed Consolidated Balance Sheet
                                        June 30,   March 31,
Assets:                                   1996       1996
                                        --------   ---------
($ in thousands)                       (unaudited)


Cash and cash equivalents             $ 2,544      $ 5,153

Accounts receivable                       614          443

Inventory                                 412          266

Property and equipment, net             2,157        2,252
Land and improvements, net:
   Developed property                   9,343        9,429
   Unimproved land                     12,351       12,236

Water transfer projects                 2,555        2,496
Excess of purchase price over net
    assets acquired, net                5,098        5,155

Debt issue costs and other assets       2,422        1,233
                                     ---------     --------

                                      $37,496      $38,663
                                      =======      =======


See accompanying notes to the consolidated financial statements.

                                  Cadiz Land Company, Inc.

                            Condensed Consolidated Balance Sheet

                                             June  30,     March 31,
Liabilities and Stockholders' Equity:          1996         1996
                                             ---------      --------
($ in thousands except number of shares)    (Unaudited)


Accounts payable                            $ 1,296     $  1,772

Other liabilities                               823          521

Debt                                         17,982       17,617

Contingencies (Note 5)

Stockholders' equity:
         Common stock - $.01 par value;
         24,000,000 shares authorized;
         shares issued and outstanding -
         19,400,389 at June 30, 1996
         and 19,247,611 at March 31, 1996        194         192

Preferred stock - $.01 par value;
         100,000 shares authorized; no shares
         outstanding

Additional paid-in capital                    73,584       72,957
Accumulated deficit                          (56,383)     (54,396)
                                           ----------- ------------

         Total stockholders' equity           17,395       18,753
                                           ----------- ------------

                                             $37,496     $ 38,663
                                             =======     ========

See accompanying notes to the consolidated financial statements.


                           Cadiz Land Company, Inc.

               Condensed Consolidated Statement of Cash Flows
For the Three Months Ended June 30,       1996       1995
                                         -------   -------
                                          ($ in thousands)
                                      (unaudited)
Cash flows from operating activities:
     Net loss                            $ (1,987)    $ (1,851)
         Adjustments to reconcile net loss
         to net cash used for continuing
         operating activities:
Depreciation and amortization                 473         470
Interest capitalized to debt                  199         127
The effect on net cash used for continuing
         operating activities from changes in
         assets and liabilities:
Inventory and accounts receivable            (319)       (339)
Debt issue costs and other assets             (46)        (72)
Accounts payable and other liabilities       (565)        (27)
                                           ---------    --------

Net cash used for operating activities     (2,245)     (1,692)
                                          ---------    ---------
Cash flows from investing activities:
  Land purchase and development              (133)       (135)
  Water transfer projects                     (59)       (419)
  Additions to property and equipment          (6)       (175)
  Sun World International, Inc. -
    acquisition costs                        (897)        -0-
                                           --------    --------
Net cash used for investing activities     (1,095)       (729)
                                         ---------     --------
Cash flows from financing activities:
         Net proceeds from issuance of
         common stock                         629         279
         Proceeds from issuance of debt       112         155
         Principal payments on debt           (10)         (2)
                                          --------    --------
Net cash provided by financing activities     731         432
                                          ---------   --------
Net decrease in cash and cash equivalents  (2,609)     (1,989)
Cash and cash equivalents,
    beginning of year                       5,153       2,454
                                           --------   --------
Cash and cash equivalents,
    end of period                         $ 2,544    $   465
                                           =======    =======

See accompanying notes to the consolidated financial statements.

                                  Cadiz Land Company, Inc.
                   Condensed Consolidated Statement of Operations


For the Three Months Ended June 30,         1996         1995
                                          ------        ------
($ in thousands except per share data)
                                        (unaudited)


Revenues                                  $ 82           $ 54
                                          -------        -----
Costs and expenses:
         Resource development              580            434
         Landfill prevention activities    127            356
         General and administrative        934            415
         Depreciation                      200            202
         Amortization                       58             58
                                         -------        -------

                                         1,899          1,465
                                        -------         -------

Operating loss                          (1,817)        (1,411)

Interest expense, net                     (439)          (440)
Litigation settlement (Note 5)             269            -0-
                                        ---------      --------

Net loss                              $ (1,987)       $ (1,851)
                                      =========       =========

Net loss per share                    $  (0.12)       $  (0.11)
                                      =========       ==========

See accompanying notes to the consolidated financial statements.


                                  Cadiz Land Company, Inc.
            Condensed Consolidated Statement of Stockholders' Equity

For the Three Months Ended June 30, 1996

($ in thousands except number of shares)
(unaudited)
                                             Additional               Total
                              Common Stock     Paid-In Accumulated Stockholders'
                             -----------------
                             Shares     Amount Capital   Deficit     Equity
                            -------    ------- -------   --------   --------
Balance as of March 31, 1996  19,247,611  $ 192  $72,957  $(54,396)  $18,753

Exercise of stock options
    (Note 4)                     152,778       2     627                 629

Net loss                                                    (1,987)   (1,987)
                             -----------   -----  -------  --------- --------

Balance as of June 30, 1996  19,400,389  $ 194   $73,584  $(56,383)  $17,395
                             =========== =====   =======  =========  ========


See accompanying notes to the consolidated financial statements.


NOTE 1 - DESCRIPTION OF BUSINESS
- ---------------------------------------------------

Business of the Company
- --------------------------------
Cadiz Land Company, Inc. (the "Company") identifies, acquires and develops properties (to date in the desert regions of Southern California) which have significant indigenous supplies of water. The Company evaluates, on an ongoing basis, the various means by which the land and water resources available to its portfolio of properties can be utilized for the purposes of enhancing the long-term appreciation of its properties. The Company currently owns or controls approximately 43,000 acres, with its largest property totalling approximately 31,800 acres at Cadiz, California.

Basis of Presentation
- --------------------------------
The Condensed Consolidated Financial Statements have been prepared by the Company without audit and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Form 10-K for the year ended March 31, 1996. The foregoing Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments which the Company considers necessary for a fair presentation. The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ------------------------------------------------------
See Note 2 to the Condensed Consolidated Financial Statements included in the Company's latest Form 10-K for a discussion of the Company's accounting policies.

Net loss per share is computed based on the weighted average number of common shares outstanding of 19,257,667 and 17,023,069 for the quarters ending
June 30, 1996 and 1995, respectively.

NOTE 3-ACQUISITION OF SUN WORLD INTERNATIONAL, INC.
- -------------------------------------------------------
A consensual Plan of Reorganization (the "Plan") for the acquisition of Sun World International, Inc. ("Sun World") by the Company (Debtors'
Modified Fourth Amended Consolidated Plan of Reorganization dated June
3, 1996) was confirmed at a hearing on July 12, 1996. Upon satisfaction of all Plan requirements (including completion of satisfactory documentation), ownership of Sun World is expected to be transferred to the Company during the fiscal quarter ended September 30, 1996. For a detailed description of the acquisition, see Note 8 to the Consolidated Financial Statements, included in the Company's latest Form 10-K.


NOTE 4 - STOCK OPTIONS EXERCISED AND PRIVATE PLACEMENT
- --------------------------------------------------------
During the three months ended June 30, 1996, previously outstanding stock options of 152,778 were exercised resulting in gross proceeds to the Company of $629,000.

Subsequent to the quarter ended June 30, 1996, the Company completed a private placement of 760 shares of 6% Convertible Series B Preferred Stock resulting in gross proceeds to the Company of $7,600,000.


NOTE 5 - CONTINGENCIES
- ---------------------------------------
The Company was awarded full reimbursement for its legal fees and costs incurred in defending a legal action for which the plaintiffs filed an appeal. In August 1995, the Arizona Court of Appeals ruled in favor of the trial court's judgment upholding the award for full reimbursement to the Company for such legal fees and costs incurred. In addition, the Court of Appeals has awarded the Company reimbursement for legal fees on appeal.
The plaintiffs posted a cash bond from which the Company collected its judgment of approximately $269,000.

As further discussed in Note 9 to the Condensed Consolidated Financial Statements included in the Company's latest Form 10-K, the Company filed an action relative to the proposed construction and operation of a landfill to be located adjacent to the Company's Cadiz property (the Rail Cycle
Project), with the Superior Court in San Bernardino County against the
County of San Bernardino and Rail Cycle, L.P., among others. The action is currently in the discovery phase and the Company intends to continue to vigorously prosecute its claims in this matter.

Results of Operations
- -------------------------------
Quarter ended June 30, 1996 Compared to Quarter ended June 30, 1995
- -------------------------------------------------------------------
During the quarter ended June 30, 1996, the Company incurred a net loss of $1,987,000 compared to a loss of $1,851,000 during the same period in 1995. The following table summarizes the net loss for both periods (in thousands):

                                         1996       1995
                                       --------   --------
Revenues                                $   82    $   54
                                       -------    --------
Costs and expenses:
   Resource development                    580       434
   Landfill prevention activities          127       356
   General and administrative              934       415
   Depreciation                            200       202
   Amortization                             58        58
   Interest expense, net                   439       440
   Litigation settlement                   (269)     -0-
                                       ---------  ---------

Net loss                               $ 1,987   $  1,851
                                       =======   =========
Revenues
- -------------
Revenues are recognized from the Company's resource development as a result of the Company's ability to enter into joint venture or leasing arrangements with third party growers for the farming of crops on its properties. Revenue in both periods consisted primarily of vineyard rent, proceeds from other crops and gross profit from the produce brokerage operation.

Resource Development
- -----------------------------
Expenses recorded in this category consist of costs incurred in the agricultural, land and water resource development of the Company's landholdings. As an integral part of its strategy to control the ultimate use of the resources associated with the Cadiz project, the Company continues to maintain control of management of both the infrastructure associated with these properties as well as the development of the area for agricultural use. Accordingly, costs related to the Company's management of its infrastructure and agricultural development are included in Resource Development, as well as the Company's share of joint venture crop costs. Additionally, operating costs associated with the Company's produce brokerage and the Company's continual evaluation of additional potential land acquisition sites, such as overhead, legal and travel are included within this category.

Resource development expenses totaled $580,000 for the quarter ended
June 30, 1996 as compared to $434,000 for the same period in 1995. The increase is primarily attributable to the Company's share of joint venture production costs associated with the development of an additional 240 acres to row crops at the beginning of the 1996 fiscal year, as well as an increase in costs associated with the management of the Cadiz ranch with respect to the additional acreage.

Landfill Prevention Activities
- -------------------------------------
The Company is engaged in vigorous opposition to the proposed construction and operation of a landfill proposed to be located adjacent to Company's Cadiz property, and has filed a lawsuit seeking, among other things, to set aside regulatory approvals for the landfill project. See "Item 3 - Legal Proceedings" in the Company's latest 10-K. During the quarter ended June 30, 1996, expenses incurred in connection with activities in opposition to the project, such as litigation costs and professional fees and expenses, totalled $127,000 as compared to $356,000 during the same period of the prior year.

General and Administrative
- -----------------------------------
General and administrative expenses during both periods consisted primarily of corporate operating expenses, professional fees and salaries. These expenses increased by $519,000 during the quarter ended June 30, 1996 as compared to the same period in 1995 due to an increase in the level of activity primarily as a result of the acquisition of Sun World.

Depreciation
- ----------------
Depreciation totalled $200,000 for the quarter ended June 30, 1996 as compared to $202,000 for the quarter ended June 30, 1995.

Interest Expense
- ------------------------
Net interest expense totaled $439,000 during the quarter ended June 30, 1996 as compared to $440,000 during the same period in 1995. The following table summarizes the components of net interest expense for the three month periods ended June 30, 1996 and 1995 (in thousands):

                                              1996     1995
                                             ------   --------
Interest expense on outstanding debt         $ 256    $   246
Amortization of financing costs                210        210
Interest income                                (27)       (16)
                                             -------   ---------

    Net interest expense                     $ 439     $  440
                                             ======    ======

Interest expense on outstanding debt increased during the period as a result of an increased level of borrowing. Financing costs are amortized over the life of the debt agreement.

Litigation Settlement
- -------------------------
The Company was awarded and received approximately $269,000 as full reimbursement for its legal fees and costs incurred in defending a legal action.

LIQUIDITY AND CAPITAL RESOURCES
- --------------------------------

Liquidity and Capital Resources
- --------------------------------
Pursuant to its business strategy, the Company has historically utilized its working capital primarily for development purposes; that is, for purposes designed to increase the long term value of its properties. As the Company has not received significant revenues from its development operations to date, the Company has been required to obtain financing to bridge the gap between the time development expenses are incurred and the time that a revenue stream will commence. Accordingly, the Company has looked to outside funding sources to address its liquidity and working capital needs. Historically, the Company has addressed these needs primarily through secured debt financing arrangements with its lenders, private equity placements and the exercise of outstanding stock options. See "Current Financing Arrangements" and "Equity Placements", below.

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


Current Financing Arrangements
- -------------------------------

The Company's two primary lenders are Cooperative Centrale Raiffeisen-Boerenleenbank B.A., a Netherlands commercial bank ("Rabobank") and Henry Ansbacher & Co., Limited, a banking corporation organized under the laws of England ("Ansbacher") (collectively, the "Banks").

The Company's obligations to Rabobank and Ansbacher totalling approximately $18,000,000 mature in January 1997. In July 1996, the
Company and Rabobank reached an agreement in principle whereby the Company has been granted two one year extensions provided the total debt outstanding to Rabobank at January 31, 1997 does not exceed
$8.5 million. In consideration for this agreement, the Company is required to pay an initial commitment fee of $150,000 and issue 30,000 warrants to purchase the Company's common stock at $.05 per share exercisable for five years following the date of issuance. Upon exercise of the first and second extension, the Company would be required to pay Rabobank certain fees. The interest rate in effect pursuant to this agreement would be at Rabobank's cost of funds plus one and one quarter percent (1 1/4%). The Company also currently intends to replace or renegotiate the terms of its current obligations to Ansbacher prior to January 1997. Ansbacher and Rabobank hold senior and subordinate deeds of trust, respectively, on substantially all of the Company's property.

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

Equity Placements
- ------------------
During the fiscal year ended March 31, 1996, the Company completed private placements of 2,114,157 shares of its common stock, resulting in gross proceeds of $9,932,000. In addition, the Company received proceeds of approximately $360,000 through the exercise of outstanding stock options and warrants. The Company utilized such proceeds to fund its capital projects related to development of its water transfer projects, purchase of additional acreage and for operating requirements, including the payment of expenses incurred in connection with the planned acquisition of Sun World.

During the quarter ended June 30, 1996, the Company received gross proceeds of $629,000 through the exercise of previously outstanding stock options.

The principal source of funding for the Sun World acquisition is expected to be obtained by the Company from exercise of Standby
Purchase Commitments issued to the Company in June 1996.  The
Company has exercised its right to sell approximately $30,000,000 of newly authorized Convertible Series A Preferred Stock ("Series A
Preferred Stock") to the institutions which have heretofore delivered these Standby Purchase Commitments. The proceeds from the sale of the Series A Preferred Stock will be deposited into escrow, and may be used by the Company only for the acquisition. As the issuance of Series A Preferred Stock is contingent upon the acquisition of Sun World, if the acquisition of Sun World has not been completed by September 15, 1996, funds deposited into escrow will be returned to the subscribers and no Series A Preferred Stock will be issued. The
Series A Preferred Stock, once issued, will become convertible into shares of common stock, at the option of the holder, at a price of $4.50 per share, following the filing of an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock available for issuance by the Company. The initial conversion price of the Series A Preferred Stock will automatically be reduced to $3.75 per share if the bid price of the Company's common stock has not averaged at least $5.25 per share during the ninety (90) day period prior to the filing of the amendment. Holders will be entitled to cumulative dividends initially payable at a rate of six percent (6%) per annum.

In July 1996, in connection with a private placement to a limited number of accredited investors of 6% Convertible Series B Preferred Stock (the "Series B Preferred Stock"), the Company received gross proceeds of $7.6 million. Shares of Series B Preferred Stock will be convertible into shares of common stock at a price equal to the lower of
(a) $5.8125 per share or (b) eighty-five percent (85%) of the average closing bid price over the ten trading-day period ending on the day prior to the submission of any conversion notice. Holders will also be entitled to cumulative dividends at the rate of six percent (6%) per annum until conversion. The Company reserves the right to redeem any convertible shares for their full cash equivalent by giving the investors five (5) days notice. The proceeds from this issuance will help fund the cash requirements of the Sun World transaction as well as the capital and operating requirements of the Company.

Additional issuances of preferred stock may be utilized in connection with the acquisition of Sun World following final determination of the obligations payable at closing, however, the Company does not expect that such additional issuances, if any, would exceed $5,000,000.


Working Capital Resources
- --------------------------
The Company has adopted an unclassified balance sheet (eliminating the distinction between current assets and long-term assets and current liabilities and long-term liabilities). Accordingly, any historical or forward looking discussion of the Company's working capital resources should focus on the receipt and use of cash as opposed to the broader concepts of working capital and current ratio.

Cash used for continuing operating activities totalled $2,245,000 for the three month period ended June 30, 1996 as compared to $1,692,000 for the same period in 1995. During the 1996 quarter, the Company was engaged in, among other things, the possible acquisition of Sun World; negotiations and/or discussions with prospective purchasers regarding several of the Company's water transfer projects and management of the Company's permanent and seasonal crops. In the prior year's quarter, by contrast, activities pertained to evaluation of only one water transfer project and management of the Company's permanent and seasonal crops. As a result of this increased level of activity, the Company has incurred a corresponding increase in costs related to overhead, professional fees, salaries and travel, among others. The balance of the increase in cash for continuing operating activities resulted from the payment by the Company, in June 1996, of fees related to the funding of the Sun World acquisition.

Cash used for investing activities totalled $1,095,000 during the three months ended June 30, 1996 as compared to $729,000 for the same period in 1995.

Financing activities provided $731,000 for the three months ended June 30, 1996 as compared to $432,000 during the three months ended June 30, 1995. Proceeds from the issuance of common stock as a result of the exercise of previously outstanding stock options totalled $629,000 and $279,000 during the 1996 and 1995 periods, respectively.

OUTLOOK
- -------
During fiscal 1996, the Company funded its working capital requirements from the beginning cash balance as of April 1, 1995 of $2.454 million, the additional loan facility provided by Ansbacher, $.36 million received through the exercise of stock options during fiscal 1996, and a portion of the $9.9 million resulting from the completion of private placements during the year ended March 31, 1996. The Company expects that its current working capital, combined with funds available from the placement of Series B Preferred Stock
(which are not conditioned upon the completion of the Sun World acquisition), will be sufficient for its short term working capital needs.

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

As the Company is actively pursuing the development of its water resources, it is seeking the finalization of the regulatory approvals needed to commence construction of a water delivery project at Cadiz. Once the lengthy regulatory review process is finalized and construction of the necessary delivery system has commenced, the Company anticipates generating a revenue stream within less than a year thereafter which will be sufficient to meet the operating requirements of the Company although no assurances can be given. Concurrently with the regulatory review process, the Company is also negotiating the terms of water delivery arrangements with various California water agencies, which include issues such as financing, pricing concepts and formulas and ownership of the pipeline and the delivery system.

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


                            CADIZ LAND COMPANY INC.
                               OTHER INFORMATION


ITEM 1  -    Legal Proceedings
- -------------------------------
             See "Item 3.  Legal Proceedings" included in the
             Company's latest Form 10-K for a complete discussion.

ITEM 2  -    Change in Securities
- ---------------------------------
             Not applicable.

ITEM 3 -     Defaults upon Senior Securities
- ---------------------------------------------
             Not applicable.

ITEM 4 -     Submission of Matter to a Vote of Security Holders
- ---------------------------------------------------------------
             Not applicable.

ITEM 5 -     Other Information
- -------------------------------
             Not applicable.

ITEM 6 -     Exhibits and Reports on Form 8-K
- ----------------------------------------------
             A. EXHIBITS

                1.   Exhibit 27 -  Financial Data Schedule

                2.   Exhibit 2.1 - Debtors' Modified Fourth
                                   Amended Consolidated
                                   Plan of Reorganization
                                   dated June 3, 1996
                                   (Modified)

                3.   Exhibit 2.2 - Plan Implementation
                                   Agreement dated July 12, 1996

                4.   Exhibit 10.1 - Supplement to Plan
                                    Support Agreement dated
                                    June 3, 1996

           B.        Reports on Form 8-K

                     1.   None


                                 CADIZ LAND COMPANY, INC.
Signatures
- ---------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cadiz Land Company, Inc.



By: /s/ Keith Brackpool                    August  14, 1996
    -------------------------              ------------------------------------
    Keith Brackpool                        Date
    Chief Executive Officer and Director


By: /s/ Susan K. Chapman                   August 14, 1996
    ---------------------------            ------------------------------------
    Susan K. Chapman                       Date
    Chief Financial Officer and Secretary