Form 10-Q
period 1996-09-30
CADIZ LAND CO INC
filed 1996-11-14
CIK 727273

SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C.  20549

                     FORM 10-Q

   [ ]  QUARTERLY REPORT PURSUANT TO SECTION
13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 1996

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

                               Yes          No

The number of shares outstanding of each of the Registrant's classes of Common Stock at November 13, 1996 was 22,192,714 shares of Common Stock, par value $0.01.
                                       Cadiz Land Company, Inc.
Index to the Condensed Consolidated Financial Statements

For the Six Months Ended September 30, 1996             Page(s)




          I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              A.    Balance Sheet. . . . . . . . . . . . . . . . . . .1-2
              B.    Statement of Cash Flows. . . . . . . . . . . . . .3
              C.    Statement of Operations  . . . . . . . . . . . .  4-5
              D.    Statement of Stockholders' Equity. . . . . . . . .6
              E.    Notes . . . . . . . . . . . . . . . . . . . . . ..7-13

         II.  SUPPLEMENTARY INFORMATION
              A.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations. . 13-22
              B.    Other Information. . . . . . . . . . . . . . . . 23-24
              C.    Signatures . . . . . . . . . . . . . . . . . . . 25

                               Cadiz Land Company, Inc.
                       Condensed Consolidated Balance Sheet
                                   September 30,      March 31,
Assets:                                 1996            1996

($ in thousands)                            (unaudited)

Current assets:
 Cash and cash equivalents           $ 40,083         $ 5,153
 Receivables, net                      17,424             443
 Assets held for sale                  17,888             -0-
 Inventory                             11,031             266
 Prepaid expense                        1,726             -0-
                                     --------         --------
Total current assets                   88,152           5,862

Investment in affiliates                4,822             -0-

Property, plant and equipment, net    124,086          11,681

Land held for development              12,433          12,236

Water rights and transfer and
   storage projects                     4,770           2,496

Other assets                            1,465           1,233

Intangible assets                      19,474           5,155
                                     ---------         ---------
Total assets                       $ 255,202         $ 38,663
                                    =========         ========

See accompany notes to the consolidated financial statements.


                               Cadiz Land Company, Inc.
                          Condensed Consolidated Balance Sheet
                                          September 30,       March 31,
Liabilities and Stockholders' Equity:             1996           1996

($ in thousands except number of shares)              (Unaudited)


 Current liabilities:
   Trade accounts payable                  $ 11,566           $  1,772
   Accrued liabilities                        4,162                521
   Long-term debt, current portion           18,436             17,617
   Other current liabilities                 13,808                -0-
                                          ---------            -------
   Total current liabilities                 47,972             19,910

   Long-term debt                           148,839                -0-

   Deferred income taxes                      4,000                -0-

   Other accrued and long
       term liabilities                          55                -0-
                                            -------            -------
   Total liabilities                        200,866             19,910

 Contingencies (Note 9)

 Stockholders' equity:
      Common stock - $.01 par value;
        24,000,000 shares authorized;
        shares issued and outstanding -
        21,835,503 at September 30, 1996
        and 19,247,611 at March 31, 1996        218                192

      Preferred stock - $.01 par value;
        100,000 shares authorized;
        28,217 shares outstanding

      Additional paid-in capital            112,988             72,957

      Accumulated deficit                   (58,870)           (54,396)
                                           ---------          ---------
   Total stockholders' equity                54,336             18,753
                                           ---------         ----------

   Total liabilities and stockholders'
    equity                               $ 255,202            $  38,663
                                           ========           =========

See accompany notes to the consolidated financial statements.

                             Cadiz Land Company, Inc.
                   Condensed Consolidated Statement of Cash Flows
For the Six Months Ended September 30,                 1996        1995

                                                       ($ in thousands)
                                                         (unaudited)
 Cash flows from operating activities:
 Net loss from operations                              $  (4,429)  $ (3,686)
 Adjustments to reconcile loss from operations
   to cash used for operating activities:
     Depreciation and amortization                         1,041        949
     Reserve adjustments                                     (87)       -0-
     Interest capitalized to debt                            344        244
     Share of partnership operations                         (11)       -0-
     Changes in operating assets and liabilities,
     net of acquisition of Sun World:
      (Increase) decrease in accounts receivable           1,365        (280)
      (Increase) decrease in inventory                     2,392        (124)
      (Increase) decrease in prepaid expenses and other                             (552)                (52)
      Increase (decrease) in accounts payable             (5,634)       (213)
      Increase (decrease) in accrued liabilities           1,145         140
      Increase (decrease) in deferred revenue                (5)         -0-
                                                         -------      -------

     Net cash used for operating activities               (4,431)     (3,022)

 Cash flows from investing activities:
   Additions to property, plant and equipment                (27)       (234)
   Land purchase and development                            (233)       (175)
   Water transfer projects                                  (139)       (474)
   Other assets                                              (26)        -0-
   Acquisition of Sun World, net of cash acquired          2,123         -0-
                                                          --------   --------
     Net cash provided (used) for investing activities     1,698        (883)

 Cash flows from financing activities:
   Net proceeds from issuance of stock                     39,918       2,059
   Principal payments on long-term debt                    (2,442)        -0-
   Proceeds from short-term debt                              221         265
   Principal payments on short-term debt                      (15)         (4)
   Dividends paid on preferred stock                          (19)        -0-
                                                         ---------    --------
   Net cash provided by financing activities               37,663       2,320

 Net increase in cash                                      34,930      (1,585)

 Cash and cash equivalents at beginning of period           5,153       2,454
                                                         ---------    --------
 Cash and cash equivalents at end of period             $  40,083    $    869
                                                          =======      ======

See accompany notes to the consolidated financial statements.

                               Cadiz Land Company, Inc.
                   Condensed Consolidated Statement of Operations



For the Three Months Ended September 30,             1996            1995

                      ($ in thousands except per share data)
                                     (unaudited)

   Revenues                                          $ 4,738         $  596
                                                      ------        -------
   Costs and expenses:
       Cost of sales                                   3,723             -0-
       Resource development                              865          1,135
       Landfill prevention activities                    135            175
       General and administrative                      1,004            410
       Depreciation                                      281            209
       Amortization                                      100             59
                                                       -----        -------
       Total costs and expenses                        6,108          1,988
                                                     -------        -------
   Operating loss                                     (1,370)        (1,392)

   Interest expense, net                              (1,137)          (443)

   Litigation settlement (Note 9)                         65            -0-
                                                    --------        --------
   Net loss                                        $  (2,442)    $   (1,835)
                                                   ==========    ===========
   Net loss per common share:
     Primary loss per common share                 $    (.11)    $     (.10)
                                                   ==========    ===========
    Fully diluted loss per common share            $    (.10)    $     (.10)
                                                   ==========    ===========

See accompany notes to the consolidated financial statements.

                               Cadiz Land Company, Inc.
                Condensed Consolidated Statement of Operations


For the Six Months Ended September 30,       1996            1995

                      ($ in thousands except per share data)
                                     (unaudited)

   Revenues                                  $ 4,820           $  650
                                             --------          -------
   Costs and expenses:
       Cost of sales                           3,723              -0-
       Resource development                    1,445            1,569
       Landfill prevention activities            262              531
       General and administrative              1,938              826
       Depreciation                              481              410
       Amortization                              158              117
                                            --------          -------
       Total costs and expenses                8,007            3,453

   Operating loss                             (3,187)          (2,803)

   Interest expense, net                      (1,576)            (883)

   Litigation settlement (Note 5)                334              -0-
                                            ---------         --------
   Net loss                                 $ (4,429)        $ (3,686)
                                            =========          =======

   Net loss per common share:
     Primary loss per common share         $    (.23)        $   (.21)
                                           ==========        =========
     Fully diluted loss per common share   $    (.19)        $   (.21)
                                           ==========        ==========

See accompany notes to the consolidated financial statements.

                               Cadiz Land Company, Inc.
Condensed Consolidated Statement of Stockholders' Equity


For the Six Months Ended September 30, 1996

($ in thousands except number of shares)
(unaudited)
                                Additional              Total
              Common Stock   Preferred Stock  Paid-In Accumulated Stockholders'
             Shares  Amount  Shares  Amount  Capital    Deficit     Equity
Balance as
of March
31, 1996   19,247,611 $192     -0-   $ -0-   $ 72,957   $ (54,396) $ 18,753

Exercise of
stock options
(Note 8)      325,000    3                        914                   917

Common stock
issued at
acquisition
of Sun
World       1,090,908   11                      3,262                 3,273

Proceeds from
private
placement
of preferred
stock, net                    26,770            33,846                33,846

Cash dividends
paid at 6% on
conversion of
preferred stock
plus cash in
lieu of
fractional shares                                               (19)   (19)

Dividends paid
in common stock
at 6% on
conversion of
  preferred
stock           6,905                              26           (26)    -0-

Preferred shares
 issued for fees               1,881             1,881                 1,881

Conversion of
 preferred stock
 to common
 stock       1,165,079 12        (434)              (12)                  -0-

Issuance of
stock warrants
for services                                       114                   114

Net loss                                                     (4,429)  (4,429)
           -------- ----      --------     ----------     ---------  --------
Balance
as of
September
 30,
1996      21,835,503 $218    28,217 $ -0-   $112,988    $  (58,870)    $ 54,336
          =========  =====   ======  =====  ========     =========     =========

See accompany notes to the consolidated financial statements.

                    CADIZ LAND COMPANY, INC.

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   DESCRIPTION OF BUSINESS
---------------------------------

Business of the Company
------------------------
The strategy of Cadiz Land Company, Inc. (the "Company") is to create a portfolio of landholdings, water resources, and agricultural operations within central and southern California which possess sizable assured supplies of water. Management believes that, with both the increasing scarcity of water supplies in California and the increasing demand for water, the Company's access to water will provide it with a competitive advantage both as a major agricultural concern and as a supplier of water which will lead to continued appreciation in the value of the Company's portfolio.

With its September 13, 1996 acquisition of Sun World International, Inc. ("Sun World"), the Company has become one of the largest fully integrated agricultural companies in California. The Sun World acquisition added to the Company's portfolio more than 21,000 acres of prime agricultural land, packing facilities, marketing expertise, proprietary agricultural products and the highly regarded Sun World brand name. Sun World is renown for developing or acquiring specialty produce varieties with unique characteristics which differentiates them from commodity produce varieties. Sun World owns patents and holds trademarks on a variety of plant and fruit varieties and, as a result of its Research and Development Center, has a long history of product innovation.

In addition to the above, the acquisition of Sun World provided the Company senior water rights throughout the central and southern valleys of California. The Company's portfolio also includes more than 43,000 acres of land in eastern San Bernardino County. These landholdings are underlain by excellent groundwater resources. The largest property totals approximately 31,800 acres at Cadiz, California, 1,600 acres of which have been developed for cultivation of citrus orchards, table grape vineyards and row crops.

The Company's landholdings, which now total more than 64,000 acres are located adjacent to the major aqueduct systems of central and southern California, and in close proximity to the Colorado River. The Company expects to participate in a broad variety of water transfer and storage projects, including the transfer of surplus water to public agencies which require supplemental sources of water.

Basis of Presentation
----------------------
The Condensed Consolidated Financial Statements have been prepared by the Company without audit and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Form 10 K for the year ended March 31, 1996. The foregoing Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments which the Company considers necessary for a fair presentation.

Throughout the remainder of this document, when reference is made to "Sun World," it will henceforth mean the operations pertaining to Sun World International, Inc. and its subsidiaries only. When reference is made to "Cadiz," it will henceforth mean the operations of the Company other than those of Sun World (including those operations conducted by the Company prior to acquisition of Sun World). When reference is made to the "Company," it will henceforth mean, with respect to operations subsequent to the acquisition of Sun World, the consolidated operations of Cadiz Land Company, Inc. and its subsidiaries including Sun World International, Inc.

On September 13, 1996, Cadiz acquired all of the outstanding capital stock of Sun World. Cadiz' acquisition of Sun World is accounted for under the purchase method of accounting. The Consolidated Financial Statements include Sun World from the date of acquisition. As the financial statements set forth herein reflect the operations of Sun World for the period September 14, 1996 through September 30, 1996, the results of operations for the six months ended September 30, 1996 are not indicative of the results to be expected for the full fiscal year nor are they reflective of operations on a go forward basis.

Prior to the acquisition of Sun World, Cadiz had utilized an unclassified balance sheet (eliminating the distinction between current assets and long term assets and current liabilities and long term liabilities). The financial statements set forth herein utilize a classified balance sheet, thus requiring certain reclassifications to be made to the prior period balances to conform with the September 30, 1996 presentation.


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------
Upon the acquisition of Sun World, the following accounting policies were adopted by the Company in addition to those previously followed by Cadiz as discussed in Note 2 to the Condensed Consolidated
Financial Statements included in the Cadiz' latest Form 10 K.

Investment in Partnerships
--------------------------
Wholly owned subsidiaries of Sun World have investments in various partnerships. Sun World's two principal partnerships are American Sunmelon and Sun Date, both of which are 50% owned. American Sunmelon is engaged in proprietary seed development, production, and marketing of seedless watermelons. Sun Date is engaged in the marketing, processing, and farming of dates. These partnership investments are accounted for using the equity method.

Assets Held for Sale
--------------------
As part of the acquisition of Sun World, specific properties were identified to be sold. These properties, which are included in the accompanying consolidated balance sheet at the lower of cost or net realizable value, consist of both farmland and facilities that were determined not core to the Company's continuing operations.

Intangible Assets
-----------------
Intangible assets consist of (i) the excess of purchase price over net assets acquired and (ii) costs such as legal and professional fees to establish and defend Sun World owned patents and trademarks both domestically and internationally.

Revenue Recognition
-------------------
Sun World recognizes crop sale revenue after harvest and delivery to customers. Packing revenues are recognized as units are packed.
Marketing commission revenues are recognized at the time of product shipment.

Research and Development
------------------------
Sun World incurs costs to research and develop new varieties of proprietary products. Research and development costs are expensed as incurred.

Net Loss per Common Share
--------------------------
Primary loss per common share is computed for each period presented using the weighted average number of common shares outstanding of 19,628,997 and 17,235,066 for the six month periods ending September 30, 1996 and 1995, respectively. On a fully diluted basis, both net loss and shares outstanding are adjusted to assume the conversion of the Company's outstanding convertible preferred stock and the exercise of outstanding stock options.

NOTE 3   ACQUISITION OF SUN WORLD INTERNATIONAL, INC.
------------------------------------------------------

On September 13, 1996, Cadiz acquired all of the stock of a reorganized Sun World pursuant to a consensual plan of reorganization (Debtors' Modified Fourth Amended Consolidated Plan of Reorganization dated June 3, 1996 (Modified) which was confirmed by the U.S. Bankruptcy Court at a hearing on July 12, 1996 (the "Plan"). The acquisition of Sun World was accounted for as a purchase. Accordingly, the purchase price was allocated to the net assets acquired based upon management's preliminary estimate of their fair values. The value as presently allocated to intangible assets is approximately $14.435 million and subject to further possible revision. Since the purchase price allocation is based on preliminary estimates it will most likely be revised at a later date.

Total consideration was approximately $179 million of which approximately $156 million was represented by a restructuring of previously existing debt with Sun World's existing secured lenders. In addition, Cadiz made a capital contribution of $15 million to Sun World, with the intent of eliminating the requirement for Sun World to have any additional debt facilities beyond those owed to its existing secured creditors.

The total cash requirements of Cadiz related to the acquisition were funded from: (i) the issuance by Cadiz of $27.631 million of newly authorized Convertible Series A Preferred Stock; (ii) the issuance by Cadiz of $7.6 million of newly authorized 6% Convertible Series
B Preferred Stock; (iii) the issuance by Cadiz of $2.6 million of newly authorized 6% Convertible Series C Preferred Stock; and (iv) $1 million previously deposited by Cadiz from its working capital in trust with the Official Committee Holding Unsecured Claims. Of such funds, approximately $35 million was applied to cash disbursements required at closing under the Plan, including the $15 million capital contribution referred to above and approximately $5.5 million of principal reduction to Sun World's existing secured lenders. The remainder has been utilized by Cadiz substantially for the payment of expenses relating to the acquisition.

The consideration paid by Cadiz was determined in arms length negotiations between Cadiz and the various constituents of the Sun World bankruptcy case. As required under the Plan, a total of $3 million in cash and 829,090 shares of newly issued common stock was delivered to the previous holders of the stock of Sun World upon transfer of such stock to Cadiz. None of such holders were affiliates of Cadiz at the time of the transaction.

Pursuant to the Plan, the Company agreed to establish and maintain a trusteed unsecured claims reserve account and disbursement account, whereby the claims of unsecured creditors as determined during reorganization would be paid once the amounts of such claims were allowed. Therefore, at the closing of the acquisition of Sun World, Cadiz made an initial deposit of $11,000,000 into the trust account. As of September 30, 1996, $3,150,000 had been disbursed to satisfy certain unsecured claims, leaving a balance of $7,850,000 which is recorded as Cash and Cash Equivalents on the Balance Sheet. Management estimates that an additional deposit of approximately $1,500,000 will be required to satisfy the remaining unsecured claims. The total amount of these obligations are included in Other Current Liabilities on the Balance Sheet.

The acquisition of Sun World enabled the Company to become one of California's leading fully integrated agricultural companies. For the year ended December 31, 1995, Sun World recorded revenues of approximately $118,000,000 and earnings before interest, taxes, depreciation and amortization (EBITDA) in excess of $20,000,000.
Sun World ships approximately 75 varieties of fresh produce to nearly every state in the United States and exports fresh fruits and vegetables to over thirty foreign countries. Sun World's farming operations produce approximately 7 million units of fruits and vegetables annually, while its packing facilities handle approximately 9 million units of produce annually. Sun World's marketing operations include selling, merchandising and promoting Sun World grown products as well as providing such services to a sizable and highly diverse world wide customer base which domestically includes national retailers, club stores and food service distributors.

In addition, Sun World operates Cadiz' 1,600 acres of developed agricultural property in the Cadiz Valley under an agricultural lease entered into concurrently with the Sun World acquisition. The Company believes its Cadiz Valley agricultural operations will benefit by virtue of the ability of the Company to grow, pack and market its Cadiz produce under the Sun World umbrella.

The following unaudited pro forma summary combines the consolidated results of operations of Cadiz and Sun World as if the acquisition had occurred on April 1, 1996, the beginning of the Company's fiscal year, after giving effect to certain proforma adjustments, including, among others, the amortization of intangible assets, decreased interest expense as a result of the refinancing of Sun
World's existing secured lenders, increased interest income due the $15 million cash infusion at acquisition, increased depreciation as a result of the purchase price allocation and elimination of reorganization costs, such as professional fees and adequate protection fees. This pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if Cadiz and Sun World had been a single entity during the six months ended September 30, 1996, nor is it indicative of the results of operations which may occur in the future.

For the six months ended September 30, 1996
(in thousands except per share data)
(unaudited)
                                Actual      Pro forma
                              ---------    ----------
Revenue                       $  4,820       $ 79,181
Net income (loss)             $ (4,429)      $     91
Primary income(loss)
   per common share           $   (.23)      $   .01

Pro forma summary information for the comparable period of the prior year is not presented as the required data to compute the summary information is not available.

NOTE 4   ACCOUNTS RECEIVABLE
----------------------------
As of September 30, 1996, accounts receivable consisted of the following ($000's omitted):

          Trade receivables                   $  11,905
          Due from unaffiliated growers             893
          Other                                   4,807
                                                -------
                                                 17,605

          Less allowance for doubtful accounts     (181)
                                                 -------
                                              $  17,424
                                                =======

Substantially all domestic receivables are unsecured and are from large national and regional supermarket chain stores and produce brokers. Amounts due from unaffiliated growers represent receivables for services (harvest, haul and pack) provided on behalf of growers under agreement with Sun World and are recovered from proceeds of product sales. Other receivables primarily include by product sales, grape sales to wineries, and accounts receivable from joint venture partners.

NOTE 5    INVENTORIES
---------------------
Inventories at September 30, 1996 consisted of the following
($000's omitted):

          Growing crops              $5,528
          Pepper seed, net            2,217
          Harvested product           1,375
          Materials and supplies      1,911
                                      ------
                                    $11,031
                                     ========

Pepper seed is net of a valuation allowance of $395,000 as of September 30, 1996 to reduce such inventory to its net realizable value. In addition, costs related to management of the infrastructure at Cadiz, California are included beginning
September 14, 1996 pursuant to an agricultural lease between Cadiz and Sun World executed concurrently with the Sun World acquisition.


NOTE 6   ASSETS HELD FOR SALE
-----------------------------
In conjunction with the Sun World acquisition, certain assets have been identified as either idle facilities, fallow land or farming operations which have experienced consistently low returns on investment. As of September 30, 1996, assets totalling $17,888,000 have been identified which the Company reasonably believes can be sold within one year and accordingly, have been included as a current asset.

NOTE 7   DEBT
---------------
Cadiz has agreed to terms with one of its secured lenders which will allow the Company to, among other things, extend the maturity of $9,100,000 of debt for two one year periods beyond the original January 31, 1997 maturity date. The Company is in the process of replacing the debt obligation to Cadiz' other secured lender prior to January 31, 1997, its maturity date. In addition, Sun World entered into new financing arrangements with its existing secured lenders concurrently with Cadiz' acquisition of Sun World. A summary of long term debt as of September 30, 1996 follows ($000's omitted):

          Cadiz obligations:
            Ansbacher              $          9,196
            Rabobank                          9,100
            Other                                89
            Unamortized warrants               (201)

          Sun World obligations:
            Credit Agricole                  54,198
            John Hancock                     89,566
            Other                             5,327
                                             ------
                                            167,275
          Less current portion
          of debt                            18,436
                                           --------
          Long term portion
          of debt               $           148,839
                                           ========

NOTE 8   STOCK OPTIONS EXERCISED AND PRIVATE PLACEMENTS
-------------------------------------------------------

During the three months ended September 30, 1996, previously outstanding stock options of 172,222 were exercised resulting in gross proceeds to the Company of $287,500.

During the quarter ended September 30, 1996, Cadiz completed a private placement of 27,631 shares of Series A Preferred Stock, 760 shares of 6% Convertible Series B Preferred Stock, and 260 shares of 6% Convertible Series C Preferred Stock resulting in gross proceeds to Cadiz of $27,631,000, $7,600,000 and $2,600,000, respectively.

NOTE 9   CONTINGENCIES
----------------------
Cadiz was awarded full reimbursement for its legal fees and costs incurred in defending a legal action for which Cadiz collected its judgment of approximately $269,000 in July 1996 and an additional
$65,000 in September 1996.

As further discussed in Note 9 to the Condensed Consolidated Financial Statements included in Cadiz' latest Form 10-K, Cadiz filed an action relative to the proposed construction and operation of a landfill to be located adjacent to its property in Cadiz, California (the Rail Cycle Project), with the Superior Court in San Bernardino County against the County of San Bernardino and Rail Cycle, L.P., among others. The action is currently in the discovery phase and the Company intends to continue to prosecute its claims in this matter.

The Internal Revenue Service (IRS) has filed claims against Sun World and certain subsidiaries, for taxes refunded to Sun World for certain workers that the IRS claims were employees. Sun World contends that the workers are excluded from the definition of employment under the Internal Revenue Code. Sun World intends to object to the Claims asserted by the IRS. The total amount of claims filed against Sun World are approximately $6,100,000 including tax deficiency, interest and penalties. Sun World has recorded a reserve for these claims representing management's estimate of the ultimate amount that will be paid.


                     CADIZ LAND COMPANY, INC.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS
                           (unaudited)

The following discussion contains trend analysis and other forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward looking statements throughout this document.

GENERAL
--------
On September 13, 1996, Cadiz acquired all of the outstanding capital stock of Sun World. The Company's acquisition of Sun World will be accounted for on a consolidated basis in the Company's financial statements for periods ending after September 13, 1996 under the purchase method of accounting. The Consolidated Financial Statements include Sun World from the date of acquisition.
The financial statements set forth herein for the period ending September 30, 1996 are the first financial statements of the Company to reflect Cadiz' acquisition of Sun World. The operations of Sun World have, and will continue to have, a significant impact upon the Company's financial statements.

Prior to the acquisition of Sun World, Cadiz had utilized an unclassified balance sheet (eliminating the distinction between current assets and long term assets and current liabilities and long term liabilities). The financial statements set forth herein utilize a classified balance sheet, thus requiring certain classifications to be made to the prior period balances to conform with the September 30, 1996 presentation.

RESULTS OF OPERATIONS
---------------------
The Company's results of operations for the period ended September 30, 1996 include the results of operations of Sun World for the period September 14, 1996 through September 30, 1996. The results of operations of Sun World prior to September 14, 1996 have not been consolidated with those of the Company. As a result of the foregoing, direct comparisons of the Company's consolidated results of operations for the three months and six months ended September 30, 1996 with results for the three months and six months ended September 30, 1995 will not, in the view of management of the Company, prove meaningful. Instead, a summary of the elements which management of the Company believes essential to an analysis of the results of operations for such periods, and the likely effect of the Sun World acquisition upon such elements, is presented below. For purposes of this summary, the term Sun World will be used with respect to the operations and activities of the Company's Sun World subsidiary, and the term Cadiz will be used with respect to those operations and activities of the Company not involving Sun World.

Quarter Ended September 30, 1996 Compared to Quarter Ended September
--------------------------------------------------------------------
30, 1995
--------
During the quarter ended September 30, 1996, the Company incurred a net loss of $2,442,000 compared to a loss of $1,835,000 during the same period in 1995. The following table summarizes the net loss for both periods ($000's omitted):

                                       1996       1995

     Revenues                   $    4,738        $  596
                                -------           ------
     Costs and expenses:
      Cost of sales                  3,723           -0-
      Resource development             865         1,135
      Landfill prevention
         activities                    135           175
      General and
          administrative             1,004           410
      Depreciation                     281           209
      Amortization                     100            59
      Interest expense, net          1,137           443
      Litigation settlement            (65)          -0-
                                    ------          ------
     Net loss                   $    2,442       $ 1,835
                                  ========        ======
The operations of Sun World for the period September 14 through September 30, 1996 are included above; however, due to the seasonality of the operations of Sun World, this is not indicative of the results of operations should a full quarter of activity be included.

Revenues
---------------
During the period ended September 30, 1996, the Company recorded revenues from Sun World operations of $4,662,000, all of which were recognized in the seventeen day period September 14, 1996 through September 30, 1996. Such revenues consisted of farming, packing, marketing and other revenue of $3,960,000, $370,000, $292,000, and $40,000, respectively. The balance of the Company's revenues were recognized from the resource development activities of Cadiz. Revenues of the Company will grow significantly in future periods as a result of the acquisition of Sun World, which had in excess of $100 million in revenues in each of its last two fiscal years.
Until such time as Cadiz generates a revenue stream from its resource development operations (see "Liquidity and Capital
Resources   Outlook" below), revenues from the Company's non Sun
World operations are not expected to be material to the Company.

Cost of Sales
-----------------
Cost of sales for the period ended September 30, 1996 consisted of all direct costs and an allocation of indirect costs related to revenue generated by Sun World for the seventeen day period ended
September 30, 1996.   No cost of sales was recognized in the period
with respect to the operations of Cadiz. Cost of sales will increase significantly in future periods with the inclusion of Sun World's operations for the full period.

Resource Development
-------------------
Resource development expenses, which consist of costs incurred in the agricultural, land and water resource development of Cadiz' landholdings, totalled $865,000 for the quarter ended September 30, 1996 as compared to $1,135,000 for the same period in 1995. The decrease in resource development expenses was due to a reduced level of agricultural activity in 1996 at the Cadiz ranch.

Landfill Prevention Activities
-------------------------------
Cadiz is engaged in opposition to the proposed construction and operation of a landfill proposed to be located adjacent to the Company's Cadiz property, and has filed a lawsuit seeking, among other things, to set aside regulatory approvals for the landfill
project.  See "Item 3   Legal Proceedings" in the Company's latest
Form 10 K. During the quarter ended September 30, 1996, expenses incurred in connection with activities in opposition to the project, such as litigation costs and professional fees and expenses, totalled $135,000 as compared to $175,000 during the same period of the prior year. The landfill prevention activities of Cadiz are not expected to be affected by the Company's acquisition of Sun World; however, the expenses incurred in connection with such activities will bear less relative significance to the Company's overall operations.

General and Aadministrative
---------------------------
General and administrative expenses during both periods consisted primarily of corporate operating expenses, professional fees and salaries. These expenses increased by $594,000 during the quarter ended September 30, 1996 as compared to the same period in 1995 primarily due to the addition of corporate and administrative costs related to Sun World in the amount of $279,000 for the period September 14, 1996 through September 30, 1996. The balance of the increase is attributable to an increased level of activity primarily as a result of the acquisition of Sun World. General and administrative expenses will increase in future periods as a result of the acquisition of Sun World.

Depreciation
-----------------
Depreciation totalled $281,000 for the quarter ended September 30, 1996 as compared to $209,000 for the quarter ended September 30, 1995. The increase is primarily attributable to depreciation for the seventeen day period ending September 30, 1996 related to the consolidation of Sun World owned assets.

Interest Expense
-----------------------
Net interest expense totalled $1,137,000 during the quarter ended September 30, 1996 as compared to $443,000 during the same period in 1995. The following table summarizes the components of net interest expense for the three month periods ended September 30, 1996 and 1995 ($000's omitted):

                                           1996        1995
                                          ------      -----
Interest expense on outstanding debt  $     995     $   245
Amortization of financing costs             210         210
Interest income                             (68)        (12)
                                          ------     ------
                                    $     1,137      $  443
                                         ======       =====
As a part of Sun World acquisition, Sun World restructured existing debt of approximately $156 million with its secured lenders. The increase in interest expense on outstanding debt during the period ended September 30, 1996 is attributable to Sun World debt service subsequent to the acquisition. Financing costs are amortized over the life of the debt agreement. Interest on the Sun World debt will continue to constitute the largest portion of the Company's net interest expense.

Litigation Settlement
---------------------
During the period ended September 30, 1996, Cadiz was awarded and received approximately $65,000 as final payment toward full reimbursement of its legal fees and costs incurred in defending a legal action in addition to $269,000 received previously.

Six Months Ended September 30, 1996 Compared to Six Months Ended
-------------------------------------------------------
September 30, 1995
------------------
During the six months ended September 30, 1996, the Company incurred a net loss of $4,429,000 compared to a loss of $3,686,000 during the same period in 1995. The following table summarizes the net loss for both periods ($000's omitted):

                                  1996             1995
                                ---------           --------
Revenues                         $  4,820          $    650
                                   ------            ------
Costs and expenses:
 Cost of sales                      3,723               -0-
 Resource development               1,445             1,569
 Landfill prevention
     activities                       262               531
 General and
    administrative                  1,938               826
 Depreciation                         481               410
 Amortization                         158               117
 Interest expense, net              1,576               883
 Litigation settlement               (334)              -0-
                                    ------           ------
Net loss                   $        4,429          $  3,686
                                    ======           ======
The operations of Sun World for the period September 14 through September 30, 1996 are included above; however, due to the seasonality of the operations of Sun World, this is not indicative of the results of operations should a full six months of activity be included.

Revenues
------------
Of the $4,820,000 in revenues recognized by the Company for the six months ended September 30, 1996, $4,662,000 related to the operations of Sun World in the seventeen day period September 14, 1996 through September 30, 1996. The balance of the Company's revenues were recognized from the resource development activities of Cadiz, consisting primarily of gross crop proceeds from the Cadiz ranch.

Cost of Sales
-----------------
Cost of sales for the six months ended September 30, 1996 consisted of all direct costs and an allocation of indirect costs related to revenue generated by Sun World for the seventeen day period ended September 30, 1996.

Resource Development
----------------------------------------
Resource development expenses, which consist of costs incurred in the agricultural, land and water development of Cadiz' landholdings, totalled $1,445,000 for the six months ended
September 30, 1996 as compared to $1,569,000 for the same period in 1995.

Landfill Prevention Activities
----------------------------------------
Cadiz is engaged in opposition to the proposed construction and operation of a landfill proposed to be located adjacent to the Company's Cadiz property, and has filed a lawsuit seeking, among other things, to set aside regulatory approvals for the landfill
project.  See "Item 3   Legal Proceedings" in the Company's latest
Form 10 K. During the six months ended September 30, 1996, expenses incurred in connection with activities in opposition to the project, such as litigation costs and professional fees and expenses, totalled $262,000 as compared to $531,000 during the same period of the prior year.

General and Administrative
----------------------------------------
General and administrative expenses during both periods consisted primarily of corporate operating expenses, professional fees and salaries. These expenses increased by $1,112,000 during the six months ended September 30, 1996 as compared to the same period in 1995 due to an increased level of activity primarily as a result of the acquisition of Sun World and due to the addition of corporate and administrative costs related to Sun World in the amount of $279,000 for the period September 14, 1996 through September 30, 1996.

Depreciation
-----------------
Depreciation totalled $481,000 for the six months ended September 30, 1996 as compared to $410,000 for the six months ended September 30, 1995. The increase is primarily attributable to depreciation for the seventeen day period ending September 30, 1996 related to the consolidation of Sun World owned assets.

Interest Expense
---------------------
Net interest expense totalled $1,576,000 during the six months ended September 30, 1996 as compared to $883,000 during the same period in 1995. The following table summarizes the components of net interest expense for the six month periods ended September 30, 1996 and 1995 ($ 000's omitted):

                                            1996        1995
                                          --------    --------
Interest expense on outstanding debt $     1,251      $   490
Amortization of financing costs              420          421
Interest income                              (95)         (28)
                                         -------         -----
                                     $     1,576      $   883
                                          ======         =====
The increase in interest expense on outstanding debt during the period ended September 30, 1996 is attributable to Sun World debt service subsequent to the acquisition. Financing costs are amortized over the life of the debt agreement.

Litigation Settlement
---------------------
During the period ended September 30, 1996, Cadiz was awarded and received approximately $334,000 as final payment toward full reimbursement of its legal fees and costs incurred in defending a legal action.

LIQUIDITY AND CAPITAL RESOURCES
------------------------------
Pursuant to its business strategy, the Company has, other than in connection with the Sun World acquisition, utilized its working capital primarily for development purposes; that is, for purposes designed to increase the long term value of its properties. As the Company has not received significant revenues from its development operations to date, the Company has been required to obtain financing to bridge the gap between the time development expenses are incurred and the time that a revenue stream will commence. Accordingly, the Company has looked to outside funding sources to address its liquidity and working capital needs. Historically, the Company has addressed these needs primarily through secured debt financing arrangements with its lenders, private equity placements and the exercise of outstanding stock options. See "Current Financing Arrangements" and "Equity Placements", below.

On September 13, 1996, the Company acquired all of the stock of Sun World. Total consideration was approximately $179 million of which approximately $156 million was represented by a restructuring of previously existing debt with Sun World's secured lenders. See "Current Financing Arrangements", below. Substantially all of the remainder of the purchase price, as well as a cash capital contribution of $15 million into Sun World, was funded by the Company from the proceeds of the issuance of preferred stock. See "Equity Placements", below. The $15 million cash capital contribution was made by the Company with the intent of eliminating the requirement for Sun World to have any additional debt facilities beyond those owed to its existing secured creditors. As a result, the Company believes that additional outside funding will not be needed to meet the working capital requirements of Sun World's operations, although no assurances can be given.

Current Financing Arrangements
------------------------------
Cadiz' two primary lenders are Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., a Netherlands commercial bank ("Rabobank") and Henry Ansbacher & Co., Limited, a banking corporation organized under the laws of England ("Ansbacher") (collectively, the "Banks"). Cadiz' obligations to Rabobank and Ansbacher totalling approximately $18,000,000 mature in January 1997. In September 1996, Rabobank agreed to grant to Cadiz two one year extensions provided the total debt outstanding to Rabobank at January 31, 1997 does not exceed $8.5 million. In consideration for this agreement, Cadiz paid an initial commitment fee of $150,000 and issued 30,000 warrants to purchase the Company's common stock at $.05 per share exercisable for five years following the date of issuance. Upon exercise of the first and second extension, Cadiz would be required to pay Rabobank certain fees. The interest rate in effect pursuant to this agreement will be at Rabobank's cost of funds plus one and one quarter percent (1 1/4%). Cadiz also currently intends to replace or renegotiate the terms of its current obligations to Ansbacher prior to January 31, 1997. Ansbacher and Rabobank hold senior and subordinate deeds of trust, respectively, on substantially all of the Company's non Sun World related property.

Sun World's two primary lenders are John Hancock Mutual Life Insurance Company ("John Hancock") and Caisse Nationale de Credit Agricole, acting through its Grand Cayman branch (Credit Agricole") (collectively, the "Sun World Lenders"). Sun World's obligations to John Hancock and Credit Agricole totalling approximately $143,784,000 mature in September 2006. Substantially all of the assets of Sun World are encumbered in favor of one or both of the Sun World Lenders.

As the Company continues to aggressively pursue its business strategy, additional financing specifically in connection with the Company's water projects will be required. The nature of such additional financing for the water transfer and/or storage projects will depend upon how the development and ownership of each project is ultimately structured, and how much of each project's funding will be the Company's responsibility. Should the Company determine that it will be able to maximize its profit potential through construction and ownership of the water delivery and/or storage systems used in the project, the Company will be required to obtain long-term project financing. Based upon the results of analyses performed by an investment banking firm retained by the Company, management believes that several alternative long-term financing arrangements are available to the Company which will be further evaluated once funding responsibility and ownership alternatives are determined.

Equity Placements
--------------------
During the six month period ended September 30, 1996, Cadiz utilized equity placements to fund its acquisition of Sun World. The total cash requirements of Cadiz related to the Sun World acquisition were funded from: (i) the issuance by Cadiz of $27.631 million of newly authorized Convertible Series A Preferred Stock ("Series A Preferred Stock"); (ii) the issuance by Cadiz of $7.6 million of newly authorized 6% Convertible Series B Preferred Stock ("Series B Preferred Stock"); (iii) the issuance by Cadiz $2.6 million of newly authorized 6% Convertible Series C Preferred Stock ("Series C Preferred Stock"); and (iv) $1 million previously deposited by Cadiz from its working capital in trust with the Official Committee Holding Unsecured Claims in the Sun World bankruptcy case. Of such funds, approximately $35 million was applied to cash disbursements required at closing under the Sun World plan of reorganization, including the $15 million capital contribution referred to above and approximately $5.5 million of principal reduction to secured lenders. The remainder has been utilized by Cadiz substantially for the payment of expenses relating to the acquisition, as well as for the capital and operating requirements of Cadiz.

During the six month period ended September 30, 1996, Cadiz received gross proceeds of $916,500 through the exercise of previously outstanding stock options.

During the fiscal year ended March 31, 1996, the Company completed private placements of 2,114,157 shares of its common stock, resulting in gross proceeds of $9,932,000. In addition, the Cadiz received proceeds of approximately $360,000 through the exercise of outstanding stock options and warrants. Cadiz utilized such proceeds to fund its capital projects related to development of its water transfer projects, for the purchase of additional acreage and for operating requirements, including the payment of expenses incurred in connection with the acquisition of Sun World.

The Series A Preferred Stock is convertible into shares of common stock, at the option of the holder, at a price of $3.75 per share. Holders are entitled to cumulative dividends payable at a rate of six percent (6%) per annum. Both the Series B Preferred Stock and the Series C Preferred Stock are convertible into shares of common stock at a price equal to the lower of (a) $5.8125 per share or
(b) eighty-five percent (85%) of the average closing bid price over the ten trading-day period ending on the day prior to the submission of any conversion notice. Holders will also be entitled to cumulative dividends at the rate of six percent (6%) per annum until conversion. The Company reserves the right to redeem any convertible shares for their full cash equivalent by giving the investors five (5) days notice. As of September 30, 1996, $4,340,000 of Series B Preferred Stock had been converted into a total of 1,165,079 shares of the Company's common stock.
No Series C Preferred Stock had been converted.

Working Capital Resources
--------------------------
As noted above, subsequent to the Sun World acquisition, the Company adopted a classified balance sheet thereby requiring the distinction between current assets and long term assets and current liabilities and long term liabilities. As a result, on a consolidated basis, the Company had, at September 30, 1996, working capital of $40,180,000, cash of $40,083,000 and a current ratio of approximately two to one.

Cash used for operating activities totalled $4,431,000 for the six month period ended September 30, 1996 as compared to $3,022,000 for the same period in 1995. The increase in cash used for operating activities primarily resulted from the decrease in accounts payable of $5,634,000 of which $3,150,000 was paid to satisfy certain of Sun World's unsecured creditors pursuant to the Plan, net of the decrease in accounts receivable and inventory attributable to Sun World operations. The balance of the net cash used for operating activities resulted from the increased activity level of Cadiz during 1996. During the 1996 period, the Company has been engaged in, among other things, the acquisition of Sun World; negotiations and/or discussions with prospective purchasers regarding several of the Cadiz' water transfer projects and management of Cadiz' permanent and seasonal crops. In 1995, by contrast, activities pertained to evaluation of only one water transfer project and management of Cadiz' permanent and seasonal crops. In addition, Sun World's operations for the seventeen day period ending September 30, 1996 are included in the 1996 period.

Cash provided by investing activities totalled $1,698,000 during the six months ended September 30, 1996 as compared to cash used for investing activities of $883,000 for the same period in 1995. Cadiz invested $425,000 in the purchase of land, property, plant and equipment and in furtherance of its water transfer and storage projects. In addition the acquisition of Sun World resulted in net cash provided to the Company of $2,123,000 as shown below ($000's omitted):

Investment in Sun World                   $         43,127
  Less:
    Initial cash deposit with
     trustee for payment
      of unsecured creditor claims                 (11,000)
    Accrued additional cash
      requirement for creditor
      claims to be provided
      by the Company                                (1,695)
    Cost of acquisition incurred
     prior to April 1, 1996                           (692)
                                                  --------
                                                   29,740
  Less:
  Cash contributed to Sun World
   at acquisition
   for working capital                             (15,000)
  Cash balance of Sun World acquired               (16,863)
                                                ----------
  Net cash provided from
   acquisition of Sun World,
   net of cash acquired                   $          2,123
                                                   =======
Financing activities provided $37,663,000 for the six months ended September 30, 1996 as compared to $2,320,000 during the six months ended September 30, 1995. Net proceeds from the issuance of common and preferred stock totalled $39,000,000 during the six month period ended September 30, 1996. Proceeds from the issuance of common stock as a result of the exercise of previously outstanding stock options totalled $917,500 during the same period. Principal payments on long term debt totalled $2,442,000.

OUTLOOK
----------------
The Company believes that the operations of Sun World are self-sufficient for working capital purposes on an ongoing basis. Cadiz does not expect, in the foreseeable future, to make additional capital contributions to Sun World, although no assurances can be given. However, the working capital available to Sun World is generally not available to Cadiz for use in connection with its operations. Concurrently with the Sun World acquisition, Cadiz entered into agreements with both its existing lenders and with Sun World's principal secured lenders which restrict the amount of cash that can flow from Cadiz to Sun World and vice versa.

In the short term, Cadiz expects to meet its ordinary working capital needs through a combination of quarterly management fee payments from Sun World, payments from Sun World under an agricultural lease whereby Sun World now operates the Company's 1,600 acres of developed agricultural property at Cadiz, California, and the possible exercise of outstanding stock options.

Shortly before completion of the Sun World acquisition, the Company was able to successfully negotiate a reduction in the required initial cash deposit into the trusteed unsecured claims reserve account from $15 million (as originally required under the Sun World plan of reorganization) to $11 million, thereby effectively reducing by $4 million the amount of preferred stock issued by the Company prior to the acquisition. The reduction was agreed upon in recognition, first, of the likelihood that payments to unsecured creditors from the trusteed account would ultimately be less than $15 million, and second, of the Company's desire to defer any need to issue additional equity securities until final claims amounts could more accurately be determined, thereby minimizing the dilutive effects of such issuances. At this time the Company believes that additional funds will be required in the short term for the funding of remaining required payments to the trusteed unsecured claims reserve account in the Sun World bankruptcy case in an amount not to exceed $2.5 million. The Company may elect to issue additional equity securities as required to meet these additional short term working capital needs. However, the amount of securities issued for this purpose will still be less than the additional amount which the Company would have needed to issue prior to the Sun World acquisition if the amount of the initial cash deposit had not been reduced.

As the Company is actively pursuing the development of its water resources, it is seeking the finalization of the regulatory approvals needed to commence construction of a water delivery and/or storage project at Cadiz. Once the lengthy regulatory review process is finalized and construction of the necessary delivery and/or storage system has commenced, the Company anticipates generating a revenue stream within less than a year thereafter which will be sufficient to meet the then existing operating requirements of the Company although no assurances can be given. Concurrently with the regulatory review process, the Company is also negotiating the terms of water delivery and/or storage arrangements with various California water agencies, which include issues such as financing, pricing concepts and formulas and ownership of the pipeline and the delivery and/or storage system.

In addition to the development of its water resources, the Company is actively involved in further agricultural development of its landholdings as a result of San Bernardino County's approval of a General Plan Amendment covering 9,600 acres of the Company's landholding at Cadiz and the increased grower interest in Cadiz as an agricultural area. Such development will be systematic and in furtherance of the Company's business strategy to provide for maximization of the value of its assets. Such development is expected to continue to be accomplished through its Sun World subsidiary or negotiated arrangements with third parties which will significantly reduce any capital outlay required of the Company in connection with such development activities and provide a revenue stream in the future.

OTHER INFORMATION
-------------------

ITEM 1   Legal Proceedings
  -------------------------
  See "Item 3. Legal Proceedings" included in the Company's latest Form 10 K for a complete discussion.

ITEM 2  Change in Securities
   ----------------------------------------
  Not applicable.

ITEM 3  Defaults Upon Senior Securities
   -------------------------------------------
  Not applicable.

ITEM 4  Submission of Matter to a Vote of Security Holders
   --------------------------------------------------------
        A. The annual meeting of the stockholders of the Company was held on November 8, 1996. The stockholders took the following action at the meeting:

           1. Re elected Dwight W. Makins, Keith Brackpool, Russ Hammond and Stephen D. Weinress to the Company's Board of Directors. Mr. Makins was elected by the vote of 15,064,776 in favor and 295,730 against, with no one abstaining and no broker non votes. Mr. Brackpool was elected by the vote of 15,064,726 in favor and 295,780 against with no one abstaining and no broker non votes. Mr. Hammond was elected by the vote of 15,064,776 in favor and 295,730 against, with no one abstaining and no broker non votes. Mr. Weinress was elected by the vote of 15,062,276 in favor and 298,280 against, with no one abstaining and no broker non votes.

           2. Approved the amendment of the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 24,000,000 to 45,000,000 by the vote of 13,063,352 in favor and 192,914 against with 16,323 abstaining and 2,037,917 broker non votes.

           3.  Approved the adoption of the Company's 1996 Stock
               Option Plan by the vote of 8,578,831 in favor and 943,787 against with 17,557 abstaining and 5,820,331 broker non votes.

           4. Ratified the selection by the Company's Board of Directors of Price Waterhouse LLP to continue as the Company's independent auditors for fiscal year 1997 by the vote of 15,389,566 in favor and 6,426 against, with 14,514 abstaining and no broker non votes.

ITEM 5     Other Information
        --------------------------
        Not applicable.

ITEM 6     Exhibits and Reports on Form 8K

        A.   Exhibits
             -------------
             1.  Exhibit 27              Financial Data Schedule

             2.  Exhibit 3.1   Certificate of Amendment of
                               Certificate of Incorporation dated
                               November 8, 1996

             3.  Exhibit 10.1 Amended and Restated Credit
                              Agreement between Sun World
                              International, Inc. and Caisse
                              Nationale de Credit Agricole dated
                              September 13, 1996

             4.  Exhibit 10.2 Promissory Note between Sun World
                              International, Inc. and Caisse
                              Nationale de Credit Agricole dated
                              September 13, 1996

             5.  Exhibit 10.3 New Hancock Credit Agreement
                              between Sun World International,
                              Inc. and John Hancock Mutual Life
                              Insurance Company dated September
                              13, 1996

             6.  Exhibit 10.4 Secured Promissory note between Sun
                              World International, Inc. and John
                              Hancock Mutual Life Insurance
                              Company dated September 13, 1996


       B.    Reports on Form 8K
             ------------------
             1. Report on Form 8K dated September 13, 1996, describing the acquisition by the Company of Sun
                 World International, Inc.


SIGNATURES
-----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cadiz Land Company, Inc.



BY:  /S/ Keith Brackpool                      November 14, 1996
     -------------------------                ------------------
    Chief Executive Officer and Director      Date



BY:  /S/ Susan K. Chapman                     November 14, 1996
     -------------------------                ------------------
    Chief Financial Officer and Secretary     Date