Form 10-KT
period 1996-12-31
CADIZ LAND CO INC
filed 1997-04-14
CIK 727273

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-K

   MARK ONE [1]
   [  ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended ....

                               OR


   [ X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE  SECURITIES EXCHANGE ACT OF 1934 [NO FEE
        REQUIRED]

For the transition period from April 1, 1996 to December 31, 1996
-----------------------------------------------------------------
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

    Registrant's telephone number, including area code: (909) 980-2738


    Securities registered pursuant to Section 12(b) of the Act:  None

    Title of each class          Name of each exchange on which registered
    -------------------          ----------------------------------------
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

                              -----

As of April 4, 1997, the registrant had 24,163,300 shares of Common Stock outstanding. The aggregate market value of the Common Stock held by nonaffiliates as of April 4, 1997, was approximately $119,191,000 based on the average of the closing bid and asked prices on that date.

             Documents Incorporated by Reference
                             NONE


                            PART I


ITEM 1.      BUSINESS

     The long-term strategy of Cadiz Land Company, Inc. (the "Company") is to acquire and develop water-related land and agricultural assets. The Company has created an integrated and complimentary portfolio of landholdings, water resources, and agricultural operations located within central and southern California which either possess sizable assured supplies of water or can, in future years, utilize water supplied from other Company properties. Management believes that, with both the increasing scarcity of water supplies in California and the increasing demand for water, the Company's access to water will provide it with a competitive advantage both as a major agricultural concern and as a supplier of water which will lead to continued appreciation in the value of the Company's portfolio.

    In 1996, the Company significantly enhanced this portfolio through its acquisition of Sun World International, Inc. ("Sun World"). The Sun World acquisition has made the Company one of the largest fully integrated agricultural companies in California. The Sun World acquisition added to the Company's portfolio more than 17,000 acres of prime agricultural land, packing facilities, marketing expertise, proprietary agricultural products and the highly regarded Sun World brand name.

     Sun World ships approximately 75 varieties of fresh produce to all 50 states in the United States and exports fresh fruits and vegetables to over 30 foreign countries. Produce grown or distributed by Sun World reaches more than 600 accounts including supermarket retailers, food service entities, warehouse clubs and international trading companies throughout North America, Europe and Pacific Rim countries. For the twelve months ended December 31, 1996, Sun World recorded revenues of $100.4 million.

     The acquisition of Sun World also added valuable water rights to the Company's existing water resource development operations. In addition to its Sun World properties, the Company holds more than 39,000 acres of land in eastern San Bernardino County. These landholdings are underlain by excellent groundwater resources and are located adjacent to the major aqueduct systems of central and southern California, and in close proximity to the Colorado River. The Company expects to utilize these resources to participate in a broad variety of water transfer and storage projects, including the transfer of surplus water to public agencies which require supplemental sources of water.

     The Company continually seeks to develop and manage its land, water and agricultural resources for their highest and best use. Agricultural development will enable the Company to maximize the value of its landholdings while generating cash flow. The Company will continue to pursue opportunities for use of its water resources, both for internal operations and to relieve water shortages in other portions of Southern California.

(a)  General Development of Business
     -------------------------------

     As part of its current business plan, the Company's land acquisition, development activities and agricultural operations are conducted for the purpose of enhancing the long-term appreciation of its properties. See "Narrative
Description of Business," below.


     On September 13, 1996, the Company acquired all of the stock of a reorganized Sun World pursuant to a consensual plan of reorganization (Debtors' Modified Fourth Amended
Consolidated Plan of Reorganization dated June 3, 1996 (Modified)) which was confirmed by the U.S. Bankruptcy Court at a hearing on July 12, 1996 (the "Plan of Reorganization") for a net purchase price of approximately $178 million (the
"Sun World Acquisition"). Sun World and certain subsidiaries of Sun World had filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on October 3, 1994 after debt restructuring negotiations with its existing lenders failed.

     The net purchase price of approximately $178 million consisted of the following: (i) assumption of $156 million of restructured debt with Sun World's existing lenders (of which a principal reduction in the amount of $5.5 million was made by Cadiz concurrent with the acquisition); (ii) $12 million to pay claims of Sun World's unsecured creditors as determined during the reorganization process; (iii) $7 million in cash and stock delivered both to previous holders of the stock of Sun World upon transfer of stock to Cadiz and to existing unsecured creditors in satisfaction of claims; and (iv) $3 million of acquisition fees and costs.

     Subsequent to the Sun World Acquisition, the Company changed its fiscal year end from March 31 to December 31 in order to align the Company's year end with that of Sun World.

     In addition to Sun World, over the past 13 years the Company has acquired more than 39,000 acres in various portions of eastern San Bernardino County, California. Although located in desert terrain, these landholdings are underlain by groundwater resources having active recharge of high quality. In addition, management believes the Company's landholdings have excellent potential for agricultural development and other uses, including municipal, recreational, and industrial applications.

     Pursuant to its business strategy, the Company has utilized its working capital primarily for development purposes; that is, for purposes designed to increase the long-term value of its properties. A portion of these expenditures has related to the planned Cadiz Valley and Piute Valley groundwater transfer and storage projects. See "Narrative Description of Business - Water Resource Development," below. In addition, agricultural development and operations continue to be an integral part of the Company's ongoing business strategy, maximizing the value of its landholdings while generating cash flow. See "Narrative Description of Business
- Agricultural Operations" below.

    The Company's Sun World Acquisition is an integral part of this strategy. Sun World has added to the Company's portfolio approximately 17,300 acres of prime agricultural land in the San Joaquin and Coachella Valleys, increasing the Company's total landholdings to approximately 57,000 acres. See Item 2, "Properties."

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

(b)  Financial Information About Industry Segments
     ----------------------------------------------
     During its nine months ended December 31, 1996, the Company operated in one industry segment: resource development.
See Consolidated Financial Statements.  Also, see Item 7,
"Management's Discussion and Analysis".

(c)  Narrative Description of Business
     ----------------------------------
     Pursuant to its business strategy, the Company continually seeks to develop and manage its portfolio of land, water and agricultural resources for their highest and best use. The development and management activities of the Company are currently focused on agricultural operations (primarily through its wholly-owned Sun World subsidiary) and water resource development. Agricultural development will enable the Company to maximize the use of its landholdings while generating cash flow. The Company will continue to pursue opportunities for the use of its water resources, both for internal operations and to relieve water shortages in other portions of Southern California.

AGRICULTURAL OPERATIONS

     With the Sun World Acquisition, the Company has become one of California's largest vertically integrated agricultural companies which combines an extensive research and development program, year round sourcing, farming and packing activities and strong marketing capabilities. For the twelve months ended December 31, 1996, Sun World recorded revenues of $100.4 million.

     PRODUCT LINE. Sun World ships 75 different varieties of fresh fruits and vegetables to all 50 States and to more than 30 foreign countries. Sun World is a leading grower and marketer of table grapes, seedless watermelons, colored sweet peppers, plums, peaches, nectarines, apricots and lemons. It is also one of California's largest independent marketers of grapefruit, tangerines, mandarins, and dates.

     The breadth and diversity of the product line helps to minimize the impact of individual crop earnings fluctuations. Further, the breadth and diversity of its product offering provides Sun World with greater presence and influence with its grocery and food service customers.

     Although many fruits and vegetables are fungible commodities, Sun World has adopted a strategy of developing or acquiring specialty produce varieties with unique characteristics which differentiate them from commodity produce varieties. Most of these varieties are harvested during favorable marketing windows when available supply from competitors is limited. These specialty varieties typically command a price premium and are less subject to the same price volatility than the commodity varieties. They also provide Sun World with a dominant position in a number of product categories. Examples of the branded produce grown and marketed by Sun World include Superior Seedless table grapes, Black Diamond plums, Sun World Seedless watermelons, Star Sweet super red grapefruit, Honeycot apricots, Amber Crest peaches and Sun World sweet colored peppers. These products evolved through a combination of internal development and acquisition. Sun World's research and development center is dedicated to developing additional high value proprietary varieties. See "Proprietary Product Development," below.

     FARMING OPERATIONS. Sun World's farming operations produce approximately 7 million units of fruits and vegetables annually. Its principal agricultural lands are located in the San Joaquin and Coachella valleys of California. See Item 2, "Properties."

     Sun World properties are primarily dedicated to producing permanent commercial crops and, to a lesser extent, annual (or row) crops. Additionally, over 1,300 acres are currently utilized for developing crops (e.g. vines and trees that have not yet reached a commercial maturity). Subsequent to the Sun World acquisition, the Company developed a crop plan that provided for the removal of certain under-performing permanent crops and the continued development of certain proprietary varieties of grapes and tree fruit. Given the Company's current crop allocation plan, it is now redeploying marginally productive acreage to produce more varieties of crops which are available for delivery at peak pricing windows throughout the year.

     Under an agricultural lease entered into concurrently with the Sun World Acquisition, Sun World also operates the Company's 1,600 acres of developed agricultural property at Cadiz. The Company believes that its Cadiz Valley agricultural operations will benefit by virtue of the ability of the Company to grow, pack and market the Cadiz produce under the Sun World label and to market it to Sun World's worldwide customer base.

     PACKING AND MARKETING OPERATIONS. In addition to merchandising its own products, Sun World provides marketing and packing services to third party growers. For third party growers, Sun World provides three key benefits: (i) Sun World's brand name, proprietary products and reputation with wholesalers resulting in a significant pull through effect;
(ii) a full complement of services that include packing, marketing and sales; and (iii) a dedicated sales force servicing over 600 customers throughout the world.

     Sun World's packing facilities handle approximately 10 million units of produce annually. These facilities provide harvesting, packing, cooling and shipping services for Sun World production, as well as for other commercial clients. Currently, Sun World owns four facilities, three of which are located in the Coachella Valley and one of which is located in the San Joaquin Valley. See Item 2, "Properties."

     Sun World's vertically integrated operations enable it to offer the market a continuous stream of new, specialty products which receive a market premium coupled with a large basket of other produce staples. As a significant grower, Sun World is able to manage the quality of its own product line, and as a significant packer/marketer, Sun World works with other growers to ensure product quality through packing and distribution. As a result, on average, the Company sells 12 to 13 million units annually with an average wholesale value of approximately $120 million.

     Sun World's sourcing, both external and internal, is diversified geographically. Sun World's owned and leased farming operations are located throughout California from the Coachella Valley in the south to central California's San Joaquin Valley as well as operations near the coast. Sun World sources externally produced product from throughout California, from other areas of the United States, and from international sources. This geographic diversification not only reduces the impact that unfavorable weather conditions and infestations could have on Sun World's packing and marketing operations but also provides Sun World with a longer selling season for many crops since the harvests occur at different times. In addition, geographic diversification also allows Sun World the ability to provide the quality and breadth of product throughout the year which is being demanded by retailers.

     Sun World's customer base consists of more than 600 accounts including supermarket retailers, food service entities, warehouse clubs, and international trading companies located in approximately 30 countries. Domestic customers include national retailers such as Safeway Stores and American Stores; club stores, including PriceCostco and Sam's; and food service distributors, including Sysco and Alliant. Approximately 10% of Sun World's products are marketed outside of the United States in Europe, Australia, Japan, Hong Kong, Singapore, Malaysia and Taiwan. Only one national retailer (representing approximately 15% of calendar year 1996 gross sales made by Sun World) accounts for more than 10% of Sun World's revenues.

     PROPRIETARY PRODUCT DEVELOPMENT. Sun World has a long history of product innovation, and its research and development center maintains a fruit breeding program that has introduced dozens of proprietary fruit varieties in the last five years. Recent product successes include the Black
Diamond plum, the Amber Crest peach and the Honeycot apricot. There are several other promising grape and tree fruit varieties which are scheduled for commercial planting and production in the near future.

     Sun World utilizes approximately 235 acres for its research and development center and crop experimentation. The research and development center facility houses tissue culture rooms, growth rooms, four greenhouses, and over 200 acres of experimental growing crops.

     As a result of over 20 years of research and development, Sun
World holds rights to more than 600 patents and trademarks around the world. The patent registrations exist in most major fruit producing countries and the trademarks are held in both fruit producing and consuming regions. Sun World's patents have varying expiration dates; however, the expiration of any individual patent will not have a material effect upon Sun World's operations.

     Additionally, Sun World has a 50% ownership interest in American Sunmelon, a partnership engaged in the proprietary development, production and marketing of seedless watermelon seed. American Sunmelon generated net income of approximately $3.5 million for calendar year 1996.

WATER RESOURCE DEVELOPMENT

     The increasing scarcity of water supplies in California will lead to increasing dependence on water transfer and storage projects within the state. The Company's portfolio of water resources, located in close proximity to the major aqueduct systems of central and southern California such as the State Water Project, the Colorado River Aqueduct, and the Colorado River, provides the Company with the opportunity to participate in a variety of water banking, exchange and transfer and storage projects in partnership with regional public water agencies.

     CADIZ WATER TRANSFER AND STORAGE PROJECT. The Company's 27,400 acres in the Cadiz and Fenner Valleys of eastern California (the "Cadiz Property") are underlain by a substantial high quality groundwater basin. This groundwater is recharged by rain and snowfall within a catchment area of nearly 1,300 square miles. Average annual recharge is estimated by independent experts to be in the range of 20,000 to 30,000 acre-feet. See Item 2, "Properties - The Cadiz Property."

     Pursuant to an Environmental Impact Report ("EIR") and land use approvals by San Bernardino County, the Company is authorized to pump approximately 30,000 acre-feet of groundwater per year for irrigation of its Cadiz Valley property. An acre-foot is 326,000 gallons, or enough for approximately two families for one year. The Company currently uses approximately 6,000 acre-feet per year to irrigate its Cadiz Valley agricultural development and planned near-term development will likely require no more than 10,000 acre-feet per year. As a result, the Company has the ability to transfer groundwater
- surplus to its present and near-term needs - to public agencies which require supplemental sources of water. Additionally, independent geotechnical and engineering studies confirm that the Company's Cadiz Valley properties are well suited for temporary storage of water which could be imported from the Colorado River during periods of excess supply.

     The Cadiz Water Transfer and Storage Project will require further regulatory approval. The Company began technical and environmental investigations in 1994, and is pleased with the process made to date.
The Company is in discussions regarding transfer and storage agreements with several public water agencies. These agreements, when complete, will determine pricing formulas, financing and ownership of the facilities constructed to deliver and store the water.

     PIUTE AND OTHER TRANSFER AND STORAGE PROJECTS. The Company has also commenced water development operations at its 7,300 acre Piute property, which is located in eastern San Bernardino County approximately 15 miles from the resort community of Laughlin, Nevada and about 12 miles from the Colorado River town of Needles, California. Hydrological studies and testing of a full scale production well have demonstrated that this landholding is underlain by groundwater of excellent quality. Average annual recharge is estimated by independent experts to be in the range of 10,000 to 20,000 acre-feet. See Item 2, "Properties - The Piute Property."

     Additional technical and environmental investigations are currently underway for a water development project (the "Piute Project") anticipated to transfer approximately 10,000 to 15,000 acre feet per year. The Company is currently undertaking discussions with prospective purchasers of water from the Piute Project, although no formal agreements have been executed.

     Exploratory drilling is scheduled during 1997 to test the potential for groundwater development, transfer, and underground storage at other properties held by the Company in southeastern California.

     SUN WORLD WATER RESOURCES. The Sun World Acquisition brought to the Company valuable water rights in various parts of central and southern California. The Company believes with increasing water shortages in California, land with prime water rights will increase substantially in value.

     As irrigation technology continues to improve, Sun World's water resources may be in excess of actual demands. Such excess supplies may be available for further agricultural development, or for possible water transfers, exchanges or banking.

     Sun World's landholdings and associated water resources are located adjacent to the major aqueduct systems of central and southern California, and in close proximity to the Colorado River. These holdings complement the Company's other groundwater resources, and will enhance the Company's opportunities to participate in a broad variety of water transfer, storage exchange or banking projects.

SEASONALITY

     Sun World's agricultural operations are impacted by the general seasonal trends that are characteristic of the agricultural industry. Sun World has historically received the majority of its net income during the second and third calendar quarters following the harvest and sale of its table grape and tree fruit crops. Due to this concentrated activity, the Company has, therefore, historically incurred a loss with respect to its agricultural operations in the first and fourth calendar quarters.

     In connection with the water resource development activities of the Company, revenues are not expected to be seasonal in nature. The Company does not expect that contracts entered into for the transfer or storage of water will provide for revenue payments varying significantly from season to season.

COMPETITION

     The agricultural business is highly competitive. Sun World's competitors include a limited number of large international food companies, as well as a large number of smaller independent growers and grower cooperatives. No single competitor has a dominant market share in this industry due to the regionalized nature of these businesses. Sun World utilizes brand recognition, product quality, harvesting in favorable product windows, effective customer service and consumer marketing programs to enhance its position within the highly competitive fresh food industry. Consumer and institutional recognition of the Sun World trademark and related brands and the association of these brands with high quality food products contribute significantly to Sun World's ability to compete in the market for fresh fruit and vegetables.

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

EMPLOYEES

     As of December 31, 1996, the Company employed a total of 985 full-time employees. Sun World from time to time engages various part time and seasonal employees, with a seasonal high of approximately 2,500 part time employees. Approximately 119 of the Company's employees are represented by a labor union pursuant to a contract that expires in 1999. Generally, the Company believes that its employee relations are good.

REGULATION

     Certain areas of the Company's operations are subject to varying degrees of federal, state and local laws and regulations. The Company's agricultural operations are subject to a broad range of evolving environmental laws and regulations. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Insecticide, Fungicide and Rodenticide Act and the Comprehensive Environmental Response, Compensation and Liability Act. Compliance with these foreign and domestic laws and related regulations is an ongoing process which is not currently expected to have a material effect on the Company's capital expenditures, earnings or competitive position. Environmental concerns are, however, inherent in most major agricultural operations, including those conducted by the Company, and there can be no assurance that the cost of compliance with environmental laws and regulations in the future will not be material.

     The Company's food operations are also subject to regulations enforced by, among others, the U.S. Food and Drug Administration and state, local and foreign equivalents and to inspection by the U.S. Department of Agriculture and other federal, state, local and foreign environmental and health authorities. Among other things, the U.S. Food and Drug Administration enforces statutory standards regarding the safety of food products, establishes ingredients and manufacturing procedures for certain foods, establishes standards of identity for foods and determines the safety of food substances in the United States. Similar functions are performed by state, local and foreign governmental entities with respect to food products produced or distributed in their respective jurisdictions. Existing environmental regulations have not, in the past, had a materially adverse effect upon the operations of the Company, and the Company believes that existing environmental regulations will not, in the future, have a materially adverse effect upon its operations. There can be no assurances, however, as to the effect of any environmental regulations which may be adopted in the future.

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

ITEM 2.  PROPERTIES

     The Company currently leases its executive offices in Rancho Cucamonga, California; however, it expects to relocate these offices to Los Angeles County within the next several months. The Company also maintains a development office in San Bernardino, California. Sun World owns its main packing facilities and administrative offices in Bakersfield, California and owns 3 packing facilities and leases its sales offices in Coachella, California. The Company and each of its subsidiaries believe that their property and equipment are generally well maintained, in good operating condition and adequate for their present needs.

     The following is a description of the Company's significant properties.

THE CADIZ PROPERTY

     In 1984, the Company conducted an investigation of the feasibility of the agricultural development of land located in the Mojave desert near Cadiz, California, and confirmed the availability of prime quality water in commercial quantities appropriate for agricultural development. Since 1985, the Company has acquired over 27,000 acres in the Cadiz vicinity.

     The Company has determined that the groundwater basin which underlies the Cadiz property contains more water than is needed for both the present and projected agricultural development requirements of the property. The Company therefore intends to develop a water banking and transfer program in connection with this property. See Item 1, "Business - Narrative Description of Business - Water Resource Development."

     In November 1993, the San Bernardino County Board of Supervisors unanimously approved a General Plan Amendment establishing an agricultural land use designation for 9,600 acres at Cadiz for which 1,600 acres have been developed and are leased to Sun World. This Board action represented the largest land use approval on behalf of a single property holder in the County's known history. This action also approved permits to construct infrastructure and facilities to house as many as 1,150 seasonal workers and 170 permanent residents (employees and their families) and allows for the withdrawal of more than 1,000,000 acre-feet of groundwater from the Company's underground water basin.

Substantially all Cadiz acreage is held in fee directly by the Company or through its wholly-owned subsidiary, Cadiz Valley
Development Corporation ("CVDC").

SUN WORLD PROPERTIES

      FARM PROPERTIES. Sun World owns approximately 17,300 acres and leases approximately 2,100 acres of improved land in central and southern California. The majority of this land is used for the cultivation of permanent and annual crops and support activities, including packing facilities.

      Sun World owned farming property is divided between five distinct geographic regions: Madera, Bakersfield and Arvin (located within the San Joaquin Valley), Coachella (located in the state's southeastern corner near Palm Springs) and Blythe (located approximately 100 miles east of the Coachella Valley adjoining the Colorado River).

      PACKING AND HANDLING FACILITIES. Sun World owns four packing and handling facilities, three of which are located in the Coachella Valley and one of which is located in the San
Joaquin Valley at Kimberlina, near Bakersfield.

      The Kimberlina facility, located on an 83 acre parcel owned by Sun World, consists of 95,000 square feet of cold storage areas and 50,000 square feet for tree fruit packing (including two highly automated tree fruit production lines). An additional 14,300 square feet is devoted to office space.

      Sun World's primary Coachella Valley facility consists of two independent buildings located on 22 acres of industrial commercial zoned land in Coachella, California, two miles south of Indio. The 22 acres consists of 5 acres of buildings and improvements, 6 acres of packing, and 11 acres of open land. One building is used primarily for the packing of citrus, for receiving table grapes, for cold storage and for office space. The other building is used primarily for receiving, cooling and storing table grapes.

       Sun World's other operating facility in Coachella consists of one building on 4 acres of land and is used primarily for packing watermelons and citrus and for storage. Currently, the third Coachella facility is not being used for operations and is held for sale.

       All of the Sun World properties are subject to encumbrances in favor of Sun World's two primary lenders as security for loans with outstanding balances aggregating approximately $130 million as of December 31, 1996. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Current Financing Arrangements."

THE PIUTE PROPERTY

     The Piute property consists of approximately 7,300 acres and is located approximately 60 miles east of Cadiz and approximately 15 miles west of the Colorado River and Laughlin, Nevada, a small, fast growing town with hotels, casinos and water recreation facilities. The Piute property was identified for acquisition by the Company by a combination of the satellite imaging and geological techniques which were used by the Company to identify water at Cadiz.

     The Piute acreage adjoins Highway 95, which is a direct route to Las Vegas, approximately 60 miles north. The Santa Fe Railroad passes through the land and Interstate 40 is approximately 12 miles to the south. The property is held by the Company in fee title as to approximately 3,600 acres, with the remaining acreage under option.

     The Company has commenced the development of the water resources of this property. See Item 1, "Business -
Narrative Description of Business - Water Resource
Development."

OTHER PROPERTIES

     In addition to the Cadiz and Piute properties, the Company owns approximately 4,200 additional acres in the Mojave Desert as to which development has not yet commenced. The Company will continue to seek to acquire additional properties both in Southern California desert regions and elsewhere which are believed to be suitable for development.

      All of the Company's non-Sun World fee property is subject to encumbrances in favor of the Company's two primary lenders as security for loans with outstanding balances aggregating approximately $18.5 million as of December 31, 1996. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Current Financing Arrangements."


ITEM 3. LEGAL PROCEEDINGS

        In November 1995, the San Bernardino County Board of Supervisors certified an Environmental Impact Report/Environmental Impact Statement ("EIR/EIS"), and approved a Conditional Use Permit for the proposed construction and operation of a substantial landfill on the shore of Bristol Lake near Amboy, California (the "Rail Cycle" Project). The general partner of Rail Cycle is controlled by WMX Technologies, Inc. (formerly Waste Management, Inc.). The Rail Cycle Project would be located within a few miles of land owned by the Company at Cadiz, California, which the County of San Bernardino has designated for agricultural use in its General Plan.

        The Company has vigorously opposed the Rail Cycle Project on a number of grounds. In December 1995, an action styled
Cadiz Land Company, Inc. vs. County of San Bernardino, et. al. Case No. BCV 02341 was filed by the Company in Superior Court in San Bernardino County. The action challenges the various decisions by the County of San Bernardino relative to the Rail Cycle Project. Named in this action, in addition to the County of San Bernardino, were the Board of Supervisors of the County of San Bernardino, three individual members of the Board of Supervisors, an employee of the County, and Rail Cycle. On February 1, 1996, Rail Cycle and the County removed the case to Federal District Court for the Central District of California (Case No. CV-96-740-JGD [BQRS]).
However, the case has subsequently been remanded back to the San Bernardino Superior Court. The Company alleges that the actions of the County of San Bernardino did not comply with the guidelines prescribed by the California Environmental
Quality Act and violated state planning and zoning laws. The action seeks to set aside the county certification of the EIR/EIS and approval of the proposed Rail Cycle Project. The Company continues to believe the proposed Rail Cycle Project, if constructed and operated as currently designed, poses environmental risks both to the Company's agricultural operations at Cadiz and to the groundwater basin underlying the Cadiz property. Accordingly, the Company intends to pursue a claim for damages against the County of San
Bernardino and Rail Cycle and the action seeks compensatory damages in excess of $75 million. The action is currently in the discovery phase. The court has set July 11, 1997 to commence a hearing on the Company's land use and regulatory claims. A trial on the issue of the Company's monetary damages will be scheduled at a later date. The Company intends to continue vigorously prosecuting its claims.

        In the normal course of its agricultural operations, Sun
World handles, stores, transports and dispenses products identified as hazardous materials. Regulatory agencies periodically conduct inspections and, currently, there are no pending claims with respect to hazardous materials.

       The Company is involved in other legal and administrative proceedings and claims. In the opinion of management, the ultimate outcome of each proceeding or all such proceedings combined will not have a material adverse impact on the financial position of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The results of the Company's Annual Meeting of Stockholders held November 8, 1996 were reported in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996.


                           PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

        The Company's common stock is traded on the Nasdaq National Stock Market under the symbol "CLCI". Since July 1994, the Company's common stock has been traded as a National Market System security. The following table reflects, for periods up until the period ended June 30, 1994, inter-dealer quotations, without retail markup, markdown or commission, and may not necessarily represent actual transactions. For the periods ended September 30, 1994 and thereafter, the table reflects actual sales transactions. The high and low range of the common stock and bid prices, where applicable, for the dates indicated have been provided by Nasdaq.

   Quarter Ended          Bid Prices        Asked Prices
  --------------          -----------       ------------
                       High        Low      High        Low
                       ----        ----     ----        ---
    1994:
    March 31         $   6.125 $   4.375 $   6.500 $   4.625
    June 30          $   6.000 $   3.750 $   6.250 $   4.125

                                 High               Low
                              Sales Price        Sales Price
                              -----------        ------------

    September 30             $  5.250              $ 3.75
    December 31              $  5.250              $ 4.25

  1995:
    March 31                 $  5.438              $ 4.125
    June 30                  $  4.875              $ 4.000
    September 30             $  5.500              $ 3.688
    December 31              $  6.250              $ 4.063

  1996:
    March 31                 $  6.375              $ 5.250
    June 30                  $  6.500              $ 5.219
    September 30             $  6.000              $ 3.875
    December 31              $  5.625              $ 3.875

  1997:
    March 31                 $  6.063              $ 4.838

      On April 10, 1997, the high, low and last sales prices for the shares, as reported by Nasdaq, were $5.25, $5.1563, and $5.1563, respectively.

      The Company also has an authorized class of 100,000 shares of preferred stock ("Preferred Stock"). To date the Board of Directors has designated three series of Preferred Stock for issuance, including (i) up to 60,000 shares of Series A Preferred, of which 27,631 shares have been issued and 27,431 shares remain outstanding; (ii) up to 1,000 shares of Series B Preferred, of which 1,000 shares have been issued and 80 shares remain outstanding; and (iii) up to 365 shares of Series C Preferred, of which 300 shares have been issued and no shares remain outstanding. The Board of Directors has no present plans or arrangements for the issuance of additional shares of Preferred Stock.

      The estimated number of beneficial owners of the Company's Common Stock is approximately 1,500, and the number of stockholders of record on March 31, 1997, was 254.

      To date, the Company has never paid a cash dividend on Common Stock. The Company's ability to pay such dividends is currently restricted by agreements with the Company's lenders; however, upon completion of the Company's proposed refinancing of the debt of Sun World ( See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," below), such current restrictions would be replaced by a series of new covenants which would allow for the payment of dividends subject to meeting certain tests and ratios. The Company retained an investment banking firm to, among other things, advise the Company as to the most tax-efficient means of distributing revenues from the Company's operations to its stockholders. See Item 1, "Business - Narrative Description of Business - Water Resource Development."


ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial data insofar as it relates to the nine months ended December 31, 1996 and to each of the years ended March 31, 1996, 1995, 1994 and 1993 has been derived from financial statements audited by Price Waterhouse LLP, independent accountants. The information that follows should be read in conjunction with the audited consolidated financial statements and notes thereto for the nine months ended December 31, 1996 and for the two years ended March 31, 1996 included elsewhere herein. See also Item 7, "Management's Discussion and Analysis".

                    CADIZ LAND COMPANY, INC.
                    Selected Financial Data
          ($ in thousands, except for per share data)

                        Nine Months
                          Ended
                       December 31,         Year Ended March 31,
                                    ----------------------------------
                          1996(1)   1996      1995     1994       1993
                         -------  --------  --------- --------  ---------
Statement of
  Operations Data:

  Revenues              $ 23,780  $  1,441   $    543  $   190   $    -0-
  Loss from
   continuing
   operations before
   extraordinary items    (5,997)   (8,487)    (4,706)  (4,239)    (4,087)

  Gain from disposal
   of discontinued
   segment(2)               -0-        -0-        -0-      145        -0-

  Extraordinary items       -0-        -0-        115      343        -0-

  Net loss                (5,997)   (8,487)    (4,591)  (3,751)    (4,087)

  Less: Preferred stock
          dividends         (674)      -0-        -0-      -0-        -0-

        Imputed dividend
          on preferred
          stock           (2,451)      -0-        -0-      -0-        -0-
                          -------   -------  --------  --------  ---------

  Net loss applicable
   to common stock      $ (9,122) $ (8,487)  $ (4,591) $(3,751)  $ (4,087)
                        ========= =========  ========= ========= =========
Per Share:

  Net loss from
   continuing
   operations before
   extraordinary items  $  (0.44) $  (0.48)  $  (0.29) $ (0.33)  $ (0.47)

  Net income from
   operations of
   discounted
   segment and disposal
   of discontinued
   segment(2)                -0-       -0-       -0-      0.01       -0-

  Extraordinary items        -0-       -0-      0.01      0.03       -0-
                         --------  -------- --------  --------   --------
  Net loss              $  (0.44)  $ (0.48)  $ (0.28)  $ (0.29)  $ (0.47)
                        =========  ========  ========  ========= ========
Weighted average
  common shares
  and equivalent          20,500    17,700    16,500    12,800     8,700
                        =========  ========  ========  ========  ========

                      Nine Months
                        Ended
                     December 31,          Year Ended March 31,
                                   ----------------------------------
                         1996      1996       1995     1994      1993
                         ----      -----      ----     ----      ----
Balance Sheet Data:

 Total assets         $ 230,790  $  38,663   $ 34,888  $ 34,058  $  27,635
 Long-term debt       $ 149,111  $      68   $ 16,827  $ 13,833  $  15,979
 Redeemable
   preferred stock    $  27,431  $     -0-   $    -0-  $    -0-  $     -0-
 Preferred stock,
   common stock
   and additional
   paid-in-capital    $  88,808  $  73,149   $ 62,857  $ 60,044  $  45,199
 Accumulated deficit  $ (61,067) $ (54,396)  $(45,909) $(41,318) $ (37,567)
--------------------------
(1) Subsequent to the Company's September 13, 1996 acquisition of Sun World, the Company changed its fiscal year end from March 31 to December 31 in order to align the Company's year end with that of Sun World. Additionally, as a result of the Sun World Acquisition, the operations for the nine months ended December 31, 1996 include the results of operations of Sun World for the period September 14, 1996 through December 31, 1996.

(2) In December 1990, the Company committed to a plan to eliminate all agribusiness operations acquired as part of its 1988 merger with Pacific Agricultural Services, Inc.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      On September 13, 1996, the Company acquired all of the outstanding capital stock of Sun World (the "Sun World Acquisition"). The Sun World Acquisition was accounted for using the purchase method of accounting. The Company's consolidated financial statements include Sun World from the date of acquisition. In addition, the Company has changed its fiscal year end from March 31 to December 31 in order to align the Company's year end with that of Sun World. The financial statements set forth herein for the nine months ending December 31, 1996 are the first year end financial statements of the Company to reflect the Sun World Acquisition. The operations of Sun World have, and will continue to have, a significant impact upon the Company's financial statements.

      Following the Sun World Acquisition, management implemented the following five-point strategy: (i) producing more varieties of crops which are available for delivery at peak pricing windows throughout the year; (ii) expanding third party marketing and packing businesses to increase the Company's ability to absorb the primarily fixed costs of its vertically integrated operations; (iii) improving administrative efficiency through both headcount reductions and a new comprehensive management information system; (iv) commercializing Sun World's extensive proprietary product portfolio consisting of over 600 world wide patents and trademarks; and (v) reducing leverage to lower financial risk and improve operating flexibility.

      As a result of this strategic plan, Sun World has: (i) entered into new agreements to market fruit and vegetables from Chile and Mexico; (ii) added equipment to its San Joaquin Valley packing facility to pack citrus; (iii) relocated its administrative offices to existing space at its San Joaquin Valley packing facility; (iv) entered into licensing agreements for certain of Sun World's proprietary products in Spain, Chile and South Africa; and (v) completed asset sales of more than $12.4 million of fallow land, with the proceeds applied to reduce Sun World's leverage.

      Prior to the Sun World Acquisition, Cadiz had utilized an unclassified balance sheet (eliminating the distinction between current assets and long-term assets and current liabilities and long-term liabilities). The financial statements set forth herein utilize a classified balance sheet, thus requiring certain reclassifications to be made to the prior period balances to conform with the December 31, 1996 presentation.

RESULTS OF OPERATIONS

      The following is management's discussion of certain factors which have affected the Company's financial condition and results of operations for the nine months ended December 31, 1996 and the fiscal years ended March 31, 1996 and 1995 as compared to prior periods.

      The Company's results of operations for the nine months ended December 31, 1996 include the results of operations of Sun World for the period September 14, 1996 through December 31, 1996. The results of operations of Sun World prior to September 14, 1996 have not been consolidated with those of the Company. As a result of the foregoing, and as a result of the change of the Company's fiscal year end from March 31 to December 31, direct comparisons of the Company's consolidated results of operations for the nine months ended December 31, 1996 with results for the fiscal year ended March 31, 1996 will not, in the view of management of the Company, prove meaningful. Instead, a summary of the Sun World elements, which management of the Company believes essential to an analysis of the results of operations for such periods is presented below. For purposes of this summary, the term Sun World will be used, when the context so requires, with respect to the operations and activities of the Company's Sun World subsidiary, and the term Cadiz will be used, when context so requires, with respect to those operations and activities of Cadiz not involving Sun World.

      The following discussion contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements throughout this document.

NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO FISCAL YEAR
ENDED MARCH 31, 1996

      During the nine months ended December 31, 1996, the Company incurred a net loss of $6.0 million compared to a loss of $8.5 million during the fiscal year ended March 31, 1996. The following table summarizes the net loss for both periods
(dollars in thousands):

                                   Nine Months Fiscal Year
                                      Ended       Ended
                                   December 31,  March 31,
                                      1996         1996
                                     ------       ------
     Revenues                      $   23,780   $   1,441
                                   ----------   ---------
     Costs and expenses:
       Cost of sales                   17,725       1,649
       Resource development             1,133       1,680
       Landfill prevention
         activities                       394       1,919
       General and administrative       4,924       1,826
       Depreciation                       864         833
       Amortization                       175         234
       Interest expense, net            5,203       1,787
       Income tax benefit                (641)        -0-
                                   ----------   ---------
     Net loss                      $   (5,997)  $  (8,487)
                                   ==========   ==========

     The operations of Sun World for the period September 14 through December 31, 1996 are included above; however, due to the seasonality of the operations of the Company, this is not indicative of the results of operations should a full fiscal year of activity be included.

     The Company's net income or loss in future fiscal periods will be largely reflective of the operations of Sun World. Sun World conducts its operations through four operating divisions: farming, packing, marketing, and proprietary product development. Net profits from farming operations vary from year to year primarily due to yield and pricing fluctuations which can be significantly influenced by weather conditions, and are, therefore, generally subject to greater annual variation than Sun World's other divisions. However, the geographic distribution of Sun World's farming operations and the diversity of its crop mix makes it unlikely that adverse weather conditions will affect all of Sun World's properties or all of its crops in any single year. Nevertheless, as net profit from Sun World's packing, marketing operations and proprietary product development tend to be more consistent from year to year than net profit from Sun World's farming operations, Sun World is seeking to expand volume in the packing and marketing areas by increasing the number of growers with which Sun World maintains packing and marketing arrangements. Sun World is also actively exploring various domestic and international opportunities to license selected proprietary fruit varieties.

     REVENUES. During the nine months ended December 31, 1996, the Company recorded revenues of $23.8 million, of which $22.5 million resulted from Sun World operations, all of which were recognized from September 14, 1996 (the date subsequent to the Sun World Acquisition) through December 31, 1996. The balance of the Company's revenues were recognized from the development activities of Cadiz, consisting primarily of gross crop proceeds from the Cadiz ranch.

     COST OF SALES. Cost of sales for the nine months ended December 31, 1996 consisted of all direct costs and an allocation of indirect costs related to revenue generated by the Company, $16.4 million of which related to Sun World activities, for the period September 14, 1996 through December 31, 1996 as compared to $1.7 million during the fiscal year end March 31, 1996.

     RESOURCE DEVELOPMENT. Expenses recorded in this category consist of costs incurred in the land and water resource development of the Company's landholdings. These costs include the operating costs associated with the Company's continual evaluation of additional potential land acquisition sites, such as overhead, legal and travel, as well as the costs associated with the development and transfer of surplus water from the Company's Cadiz and Piute properties. See Item 1, "Business - Narrative Description of Business". In relation to the Cadiz water transfer project, Cadiz expects completion of the required EIS/EIR process within 18 months and completion of the necessary delivery systems within several months thereafter, although no assurances can be made.

     Resource development expenses, which consist of costs incurred in the land and water development of the Company's landholdings, totaled $1.1 million for the nine months ended December 31, 1996 as compared to $1.7 million for the fiscal year ending March 31, 1996. The difference is primarily attributable to the difference in the length of the periods reported (nine months versus twelve months).

     LANDFILL PREVENTION ACTIVITIES. The Company is engaged in opposition to the proposed construction and operation of a landfill proposed to be located adjacent to its Cadiz Valley property, and has filed a lawsuit seeking, among other things, to set aside regulatory approvals for the landfill project. See Item 3, "Legal Proceedings." During the nine months ended December 31, 1996, expenses incurred in connection with activities in opposition to the project, such as litigation costs and professional fees and expenses totalled $0.4 million as compared to $1.9 million during the fiscal year ending March 31, 1996. The decrease is due to the fact that the lawsuit is in the discovery phase; however, management believes expenses in the future will increase since the Company plans to vigorously oppose the proposed project.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses during both the nine months ended December 31, 1996 and the fiscal year ended March 31, 1996 consisted primarily of corporate operating expenses, professional fees and salaries. These expenses increased by $3.1 million during the nine months ended December 31, 1996 as compared to the fiscal year ending March 31, 1996 primarily as a result of the Sun World Acquisition and the addition of corporate and administrative costs related to Sun World in the amount of $2.5 million for the period September 14, 1996 through December 31, 1996. During the period ended December 31, 1996, Cadiz was awarded and received approximately $0.4 million as final payment toward full reimbursement of its legal fees and costs incurred in defending a legal action which was netted against the related legal fees incurred.

     DEPRECIATION. Depreciation totaled $0.9 million for the nine months ended December 31, 1996 as compared to $0.8 million for the fiscal year ended March 31, 1996. The increase is primarily attributable to depreciation for the three and one half month period from September 14, 1996 to December 31, 1996 related to the assets of Sun World which were acquired.

     INTEREST EXPENSE. Net interest expense totaled $5.2 million during the nine months ended December 31, 1996 as compared to $1.8 million during the fiscal year ended March 31, 1996. The following table summarizes the components of net interest expense for the nine months ended December 31, 1996 and the fiscal year ended March 31, 1996 (dollars in thousands):

                                     Nine Months  Fiscal Year
                                        Ended        Ended
                                     December 31,  March 31,
                                         1996        1996
                                        ------      ------
        Interest expense on
          outstanding debt            $   5,193   $   1,000
        Amortization of
          financing costs                   746         841
        Interest income                    (736)        (54)
                                      ---------   ---------
                                      $   5,203   $   1,787
                                      =========   =========

     The increase in interest expense on outstanding debt during the period ended December 31, 1996 is attributable to the long-term debt acquired as part of the Sun World
Acquisition.  Interest income increased due to the average
Sun World cash balance of over $30 million maintained during the fourth calendar quarter of 1996.

     INCOME TAX BENEFIT.  An income tax benefit of $0.6
million arose during the nine months ended December 31, 1996 as a result of utilization of net operating loss carryforwards.

YEAR ENDED MARCH 31, 1996 COMPARED TO YEAR ENDED MARCH 31, 1995

     During the year ended March 31, 1996, Cadiz incurred a net loss of $8.5 million as compared to a net loss of $4.6 million during the previous year. The following table summarizes the net loss for both periods (in thousands):

                                        March 31,    March 31,
                                          1996         1995
                                         ------       ------

     Revenues                           $   1,441    $     543
                                        ---------    ---------
     Costs and expenses:
       Cost of sales                        1,649          506
       Resource development                 1,680        1,039
       Landfill prevention activities       1,919          -0-
       General and administrative           1,826        1,525
       Depreciation                           833          737
       Amortization                           234          234
       Interest expense, net                1,787        1,208
       Gain on debt settlement                -0-         (115)
                                        ---------    ---------
     Net Loss                           $   8,487    $   4,591
                                        =========    =========

     REVENUES. Revenues were recognized from the Cadiz' resource development as a result of the Cadiz' entering into joint venture or leasing arrangements with third party growers for the farming of crops on its properties. A combination of gross crop proceeds from the citrus orchard and both rent and percentage of gross crop proceeds from the vineyard totaled $0.6 million and $0.5 million for the years ended March 31, 1996 and 1995, respectively. Gross crop proceeds from the additional acreage developed to row crops in the latter part of fiscal year 1995 totaled $0.8 million for the year end March 31, 1996, primarily from the harvest of honeydew melons and seedless watermelon. Revenue from the produce brokerage operation which commenced in May 1995 totalled $82,000 during the 1996 fiscal year.

     COST OF SALES. Cost of sales increased by $1.1 million during the year ended March 31, 1996 from the prior year primarily due to Cadiz' share of joint venture production costs associated with the development of an additional 240 acres to row crops at the beginning of the 1996 fiscal year.

     RESOURCE DEVELOPMENT. Resource development expenses totaled $1.7 million for the year ended March 31, 1996 as compared to $1.0 million for the year ended March 31, 1995.
As activities were taking place on multiple water projects during the 1996 fiscal year, costs associated with development increased as compared to the prior year when Cadiz was involved in only the Cadiz water transfer project. In addition, with the development of an additional 240 acres to row crops at the beginning of the 1996 fiscal year whereby Cadiz was able to attract third party growers. Cadiz incurred an increase in costs associated with management of the Cadiz ranch with respect to this additional acreage. Also included in resource development are costs associated with evaluation of the potential acquisition of additional sites.

     LANDFILL PREVENTION ACTIVITIES.   During the year ended
March 31, 1996, expenses incurred in connection with activities in opposition to the Rail-Cycle project totaled $1.9 million, including litigation costs, professional fees and expenses, and contributions in support of a local coalition which actively opposed the Rail-Cycle Project.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses during both periods consisted primarily of corporate operating expenses, professional fees and salaries. These expenses increased by $0.3 million during the year ended March 31, 1996 as compared to the prior year.

     During the 1996 fiscal year Cadiz was engaged in, among other things, the Sun World Acquisition; negotiations and/or discussions with prospective purchasers regarding several of Cadiz' water transfer projects; management of Cadiz' permanent crops; and production of additional acreage to row crops in its farming operation. In the prior year, by contrast, activities pertained to evaluation of only one water transfer project and management of Cadiz' permanent crops. As a result of this increased level of activity, Cadiz has incurred a corresponding increase in costs related to overhead, professional fees, salaries and travel, among others.

     DEPRECIATION. Depreciation totalled $0.8 million for the year ended March 31, 1996 as compared to $0.7 million for the prior year. The increase of $96,000 was primarily due to a full year of depreciation on infrastructure improvements at the Cadiz property, including the development of additional irrigation wells which were completed during the fourth quarter of fiscal 1995.

     INTEREST EXPENSE. Net interest expense totalled $1.8 million during the year ended March 31, 1996 as compared to $1.2 million during the same period in 1995. The following table summarizes the components of net interest expense for the years ended March 31, 1996 and 1995 (in thousands):

                                             March 31,  March 31,
                                               1996       1995
                                              ------     -------

     Interest expense on outstanding debt   $   1,000   $    842
     Amortization of financing costs              841        479
     Interest income                              (54)      (113)
                                            ---------   --------

        Net interest expense                $   1,787   $  1,208
                                            =========   ========

     Interest expense on outstanding debt increased during the year as a result of an increased level of borrowing and due to slightly higher interest rates. Amortization of financing costs increased as a result of debt issue costs incurred in connection with Cadiz' March 1995 loan facility. Such costs are amortized over the life of the debt arrangement, which matures on January 31, 1997.

     GAIN ON DEBT SETTLEMENT. In June 1994, Cadiz retired a note payable in the amount of $0.3 million to an individual at a discounted amount resulting in an extraordinary gain on settlement of debt of $0.1 million. The note, which originated in 1985, was scheduled to be retired with a balloon payment in December 1996.


LIQUIDITY AND CAPITAL RESOURCES

     GENERAL DISCUSSION OF LIQUIDITY AND CAPITAL RESOURCES.
Pursuant to its business strategy, Cadiz has utilized its working capital primarily for development purposes; that is, for purposes designed to increase the long-term value of its properties. As Cadiz has not received significant revenues from its development operations to date, Cadiz has been required to obtain financing to bridge the gap between the time development expenses are incurred and the time that a revenue stream will commence. Accordingly, Cadiz has looked to outside funding sources to address its liquidity and working capital needs. Historically, Cadiz has addressed these needs primarily through secured debt financing arrangements with its lenders, private equity placements and the exercise of outstanding stock options. However, following the completion of an offering by Sun World of $115.0 million in secured notes as further discussed below, the Company believes it will be able to meet its working capital needs without looking to outside funding sources, although no assurances can be made. See "Current Financing Arrangements" and "Equity Placements," below.

     On September 13, 1996, Cadiz acquired all of the stock of Sun World. The net purchase price of approximately $178 million consisted of the following: (i) assumption of $156 million of restructured debt with Sun World's existing lenders (of which a principal reduction in the amount of $5.5 million was made by Cadiz concurrent with the acquisition); (ii) $12 million to pay claims of Sun World's unsecured creditors as determined during the reorganization process; (iii) $7 million in cash and stock delivered both to previous holders of the stock of Sun World upon transfer of stock to Cadiz and to existing unsecured creditors in satisfaction of claims; and
(iv) $3 million of acquisition fees and costs.

     On April 11, 1997 Sun World entered into an agreement with a major New York investment banking firm whereby the firm, as initial purchaser, agreed to purchase, effective April 16, 1997, $115.0 million in secured notes (the "Sun World Notes").
The Sun World Notes, which will mature on April 15, 2004, will accrue interest at the rate of 11-1/4% per annum and interest only will be payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1997. The proceeds from the issuance of the Sun World Notes, when combined with Sun World's existing cash and cash made available under a $30 million Revolving Credit Facility to be entered into by Sun World concurrently with the issuance of the Sun World Notes, will be used to retire Sun World's existing indebtedness to John Hancock Mutual Life Insurance Company ("John Hancock") and Caisse Nationale de Credit Agricole, acting through its Grand Cayman branch ("Credit Agricole") (collectively, the "Sun World Lenders"), as well as Cadiz' existing indebtedness to Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A.
("Rabobank"). The Sun World Notes will be secured by a first lien on substantially all of the assets of Sun World and its subsidiaries, other than the growing crops, crop inventories, accounts receivable and proceeds thereof which will secure the Revolving Credit Facility. The Sun World Notes will also be secured by the guarantee of Cadiz.

     Under Sun World's historical working capital cycle, working capital is required primarily to finance the costs of growing and harvesting crops, which occurs from January through August with a peak need in June. Sun World harvests and sells the majority of its crops during the period from May through September, when it receives the majority of its revenues. In order to bridge the gap between incurrence of expenditures and receipt of revenues, large cash outlays are required each year. Under its current debt structure, Sun
World's cash balance is sufficient to provide for these seasonal working capital requirements without the need for additional outside funding. However, a substantial portion of Sun World's cash on hand is to be used upon issuance of the Sun World Notes to fund debt repayments. Therefore, following the issuance of the Sun World Notes, Sun World will depend upon the Revolving Credit Facility to meet its seasonal working capital needs in 1997.

     After giving effect to the issuance of the Sun World
Notes and the application of the net proceeds therefrom, Sun World will have $120.0 million of indebtedness outstanding and $30.0 million of borrowing availability under the Revolving Credit Facility. Cadiz will have approximately $10.0 million of indebtedness outstanding. See "Cadiz
Obligations," below. Management believes that the terms of the Company's debt facilities following the issuance of the Sun World Notes will be more favorable to the Company.

     CURRENT FINANCING ARRANGEMENTS.

     SUN WORLD OBLIGATIONS

     As of December 31, 1996, Sun World's obligations to John Hancock and Credit Agricole totaled approximately $130.4 million and mature in September 2006. The obligations to John Hancock is due in variable installments with interest at 10.6%. The obligation to Credit Agricole bears interest at a variable rate based upon prime or LIBOR with interest payable monthly and principal due in variable installments. Substantially all of the assets of Sun World are encumbered in favor of one or both of the Sun World lenders. Sun World's financing arrangements require, among other terms, minimum amounts, as defined, of working capital and tangible net worth and minimum ratios of current assets to current liabilities and indebtedness to net worth. Upon issuance of the Sun World Notes, the obligations of Sun World to John Hancock and Credit Agricole will be repaid in full.

     CADIZ OBLIGATIONS

     Cadiz' two primary current lenders are Rabobank and ING
Baring (U.S.) Capital Corporation ("ING").  On March 31, 1997
ING purchased Cadiz' previously outstanding obligations to Henry Ansbacher & Co., Ltd. ("Ansbacher") of approximately
$9.7 million. As Cadiz intends to keep the ING facility in place following the issuance of the Sun World Notes, concurrently with such purchase, the maturity date of the ING obligations was extended to April 30, 1998, (with the interest rate of such obligations to be adjusted as of May 1, 1997 to LIBOR plus 200 basis points, payable at LIBOR only semi-annually, with the remaining accrued interest added to principal), and Cadiz issued to ING warrants to purchase 75,000 shares of Cadiz common stock, exercisable May 1, 1997 at an exercise price equal to the market price of Cadiz common stock at the time such warrants become exercisable. ING has also granted to Cadiz the right to obtain two additional one-year extensions. Upon exercise of the first and second extension, Cadiz would be required to issue certain additional warrants to ING and the interest rate would be further adjusted.

     The Rabobank facility of approximately $9.1 million matures April 30, 1997. Rabobank has granted to the Company the right to obtain two one-year extensions of this maturity date, provided the total debt outstanding to Rabobank at the time the first extension becomes effective does not exceed
$8.5 million. Upon exercise of the first and second extension, Cadiz would be required to pay Rabobank certain fees. The interest rate in effect during each extension period would be at Rabobank's cost of funds plus 1-1/4% with this interest rate given retroactive effect to February 1, 1997.
Upon issuance of the Sun World Notes, the Rabobank facility will be repaid in full, and such extensions will not be required.

     Currently, ING and Rabobank hold senior and subordinated deeds of trust, respectively, on substantially all of Cadiz' non-Sun World related property.

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

     EQUITY PLACEMENTS. During the nine months ended December 31, 1996, Cadiz utilized equity placements to fund its Sun World Acquisition. The total cash requirements of Cadiz related to the Sun World Acquisition were funded from: (i) the issuance by Cadiz of $27.6 million of newly authorized Series A Preferred; (ii) the issuance by Cadiz of $7.6 million of newly authorized Series B Preferred; (iii) the issuance by Cadiz $2.6 million of newly authorized Series C Preferred; and
(iv) $1.0 million previously deposited by Cadiz from its working capital in trust with the Official Committee Holding Unsecured Claims in the Sun World bankruptcy case. Of such funds, approximately $35.0 million was applied to cash disbursements required at closing under the Sun World Plan of Reorganization, including the $15.0 million capital contribution and approximately $5.5 million of principal reduction to secured lenders. The remainder has been utilized by Cadiz substantially for the payment of expenses relating to the Sun World Acquisition, as well as for the capital and operating requirements of Cadiz.

     Under the terms of the Plan of Reorganization in the Sun World bankruptcy case, as originally approved, the total cash requirements of the Company in order to close the Sun World Acquisition would have been approximately $39.0 million, with $15.0 million of this amount to be deposited by the Company at closing into the trusteed unsecured claims reserve account. However, in order to protect against stockholder dilution, shortly before completion of the Sun World Acquisition the Company was able to successfully negotiate a reduction in this required initial cash deposit to $11.0 million, thereby effectively reducing cash requirements at closing to $35.0 million. As a condition to this reduction in the amount of the initial deposit, the Company agreed to deposit an additional amount into the unsecured claims reserve account subsequent to the closing, when the final claims amounts could more readily be determined. In order to fund the remaining amounts necessary to complete its requirements in this regard, on November 26, 1996, the Company issued 240 shares of its Series B Preferred and 40 shares of its Series C Preferred for total aggregate consideration of $2.8 million, or $10,000 per share. The amount of shares so issued by the Company was less than the additional amount which the Company would otherwise have needed to issue prior to the Sun World Acquisition if the amount of the initial cash deposit had not been reduced.

     During the nine months ended December 31, 1996, Cadiz received gross proceeds of $942,000 through the exercise of previously outstanding stock options.

     The Series A Preferred was not convertible when issued, but became convertible into shares of common stock at the option of the holder, on November 12, 1996 upon the filing by the Company of an Amendment to its Certificate of Incorporation ("Amendment") increasing the Company's authorized common stock from 24 million to 45 million shares, thereby allowing the Company to reserve sufficient shares of common stock for issuance upon conversion. Concurrently with the filing of the Amendment, the conversion price ("Series A Conversion Price") was $3.75. Holders are entitled to cumulative dividends payable semi-annually in cash or common stock at a rate of 6% per annum. The Series A Preferred is also mandatorily convertible in full at the option of the Company at any time prior to six months following the filing of the Amendment at the Series A Conversion Price provided that, as a condition to such conversion, the Company shall pay to holders one full year's worth of dividends (less the amount of any dividends theretofore paid). The Company has delivered notice of exercise of this conversion right, effective May 7, 1997 to all holders of Series A Preferred. The Series A Preferred ranks senior and prior to the Company's common stock and on a parity with any other class or series of preferred stock. Except as provided by law, holders are not entitled to vote upon any matter submitted to a vote of the Company's stockholders.

     The Series B and C Preferred were immediately convertible upon issuance into shares of common stock, at the option of the holder, at a price equal to the lower of (a) $5.8125 per share or (b) 85% of the average closing bid price over the ten-trading day period ending on the day prior to the submission of any conversion notice ("Series B/C Conversion Price"). Holders are entitled to cumulative dividends payable upon conversion or maturity in cash or common stock at a rate of 6% per annum. The Company reserves the right to redeem any shares of Series B or Series C Preferred for $11,765 per share in cash by giving holders five days notice. Any Series B or Series C Preferred shares outstanding one year following issuance are mandatorily converted into common stock at the Series B/C Conversion Price. Holders are entitled to a liquidation preference equal to the initial purchase price of $10,000 per share. As of March 31, 1997, 100 shares of Series B Preferred and no shares of Series C Preferred remain outstanding. The Series B and C Preferred rank senior and prior to Cadiz' common stock and on a parity with any other class or series of preferred stock. Except as provided by law, holders are not entitled to vote upon any matter submitted to a vote of Cadiz' stockholders.

     WORKING CAPITAL RESOURCES. As noted above, subsequent to the Sun World Acquisition, the Company adopted a classified balance sheet thereby requiring the distinction between current assets and long-term assets and current liabilities and long-term liabilities. As a result, on a consolidated basis, the Company had, at December 31, 1996, working capital of $44.8 million, cash of $33.3 and a current ratio of approximately 3.5 to 1.0.

     The following table summarizes the Company's cash position for the periods indicated (amounts in thousands):

                                           Nine
                                          months       Year
                                          ended        ended
                                        December 31,  March 31,
                                            1996        1996
                                           ------      ------
   Net cash used for continuing
      operating activities               $    (66)  $  (5,736)

    Net cash provided by (used for)
      investing activitie                   6,656      (2,357)

    Net cash provided by
      financing activities                 21,564      10,792
                                         ---------   ---------

    Net increase in cash                   28,154       2,699

    Cash and cash equivalents,
      beginning of period                   5,153       2,454
                                         ---------   ---------
    Cash and cash equivalents,
      end of period                     $  33,307   $   5,153
                                        =========   =========

        CASH USED FOR OPERATING ACTIVITIES. Cash used for operating activities totalled $66,000 for the nine months ended December 31, 1996 as compared to cash used for continuing operating activities of $5.7 million for the fiscal year ended March 31, 1996. The decrease in cash used for operating activities primarily resulted from the decrease in accounts receivable and inventories of $12.4 million attributable to the seasonality of Sun World's agricultural operations offset by the decrease in accounts payable of $7.2 million (which includes $11.6 million paid to satisfy certain of Sun World's unsecured creditors pursuant to Sun World's Plan of Reorganization). The balance of the net cash used for operating activities resulted from the increased activity level of Cadiz during the nine months ended December 31, 1996.

             The Company currently pays no income taxes. As of December 31, 1996, the Company has a net operating loss (NOL) carryforward of approximately $60.8 million for federal and $35.5 million for state income tax purposes. Such carryforwards expire in varying amounts through the year 2012. In accordance with the Tax Reform Act of 1986, NOL utilization may be subject to an annual limitation. As a result at December 31, 1996, approximately $15.4 million of the federal NOL is currently available to offset federal taxable income in any future years, while the balance is available subject to annual limitations. No annual limitations apply to the state NOL carryforward.

        CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES. Cash provided by investing activities totalled $6.7 million during the nine months ended December 31, 1996 as compared to cash used for investing activities of $2.4 million during the fiscal year ended March 31, 1996. Although Cadiz invested
$1.4 million in the purchase of land, property, plant and equipment and in furtherance of its water transfer and storage projects, Sun World also received proceeds of $12.4 million from the disposal of underproducing assets through an asset disposal program. In addition, the net cash used in connection with the Sun World Acquisition was $4.5 million.

        CASH PROVIDED BY FINANCING ACTIVITIES. Financing activities provided $21.6 million for the nine months ended December 31, 1996 as compared to $10.8 million during the fiscal year ended March 31, 1996. Net proceeds from the issuance of common stock, preferred stock and the exercise of previously outstanding stock options totaled $37.8 million during the nine months ended December 21, 1996 while dividends paid on the preferred stock totaled $99,000. Principal payments on short and long-term debt totaled $17,000 and $16.4 million, respectively, for the nine months ended December 31, 1996.


OUTLOOK

        With the issuance of the Sun World Notes, the Company believes that, based upon current levels of operations and anticipated growth, Sun World can adequately service its indebtedness and meet its seasonal working capital needs utilizing available internal cash and the Revolving Credit Facility.

        Concurrently with the Sun World Acquisition, Cadiz entered into agreements with both of its existing lenders and with Sun World's principal secured lenders which restrict the amount of cash that can flow from Cadiz to Sun World and vice versa.

        In the short-term, Cadiz expects to meet its ordinary working capital needs through a combination of quarterly management fee payments from Sun World, payments from Sun
World under an agricultural lease whereby Sun World now operates the Company's 1,600 acres of developed agricultural property at Cadiz, California, and the possible exercise of outstanding stock options. In addition, there are provisions in the Sun World Note Indenture allowing for certain additional payments to be made from Sun World to Cadiz, subject to Sun World meeting specific tests and ratios.

        As the Company is actively pursuing the development of its water resources, it is seeking the finalization of the regulatory approvals needed to commence construction of a water delivery and/or storage project at Cadiz. Once the lengthy regulatory review process is finalized and construction of the necessary delivery and/or storage system has commenced, the Company anticipates generating a revenue stream within less than a year thereafter which will be sufficient to meet the then existing operating requirements of the Company, although no assurances can be given.
Concurrently with the regulatory review process, the Company is also negotiating the terms of water delivery and/or storage arrangements with various California water agencies, which include issues such as financing, pricing concepts and formulas and ownership of the pipeline and the delivery and/or storage system.

        In addition to the development of its water resources, the Company is actively involved in further agricultural development and reinvestment in its landholdings. Such development will be systematic and in furtherance of the Company's business strategy to provide for maximization of the value of its assets.

        Annual maturities of long-term debt outstanding excluding $124,000 representing the unamortized portion of warrants at
December 31, 1996 are as follows: 1997   $4,877,000; 1998
$24,253,000; 1999 - $9,374,000; 2000 - $11,398,000; 2001 -
$11,410,000, and 2002 and thereafter - $92,676,000.  With the issuance of the Sun World Notes, annual maturities of long-term debt outstanding will be as follows: 1997 - $1,397,000; 1998 - 10,125,000; 1999 - $386,000; 2000 - $433,000; 2001 - $445,000;
and 2002 and thereafter - $116,602,000.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.
                           PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which the Company intends to file with the Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 1996.


ITEM 11.     EXECUTIVE COMPENSATION

        The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which the Company intends to file with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 1996.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

        The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which the Company intends to file with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 1996.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which the Company intends to file with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 1996.

                            PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K

        (a)  1.   FINANCIAL STATEMENTS.  See Index to Consolidated
                  Financial Statements.

             2.   FINANCIAL STATEMENT SCHEDULES.  See Index to
                  Consolidated Financial Statements.

             3.   EXHIBITS.

        The following exhibits are filed or incorporated by reference as part of this Transition Report:

       2.1 Debtors' Modified Fourth Amended Consolidated Plan of Reorganization dated June 3, 1996 (as modified)(1)

       2.2        Plan Implementation Agreement dated July 12, 1996(1)

       2.3        Supplement to Plan Support Agreement dated June 3,
                  1996(1)

       2.4 Stock Purchase Agreement with Howard Marguleas dated September 13, 1996(2)

       2.5        Form of Stock Purchase Agreement with Minority
                  Stockholders of Sun World dated September 13, 1996(2)

       3.1 Certificate of Incorporation of the Company, as amended(3)

       3.2        Amendment to Certificate of Incorporation dated
                  November 8, 1996(4)

       3.3        Bylaws of the Company, as amended to date(5)

       4.1        Specimen Form of Stock Certificate for the
                  Company's registered stock(5)

       4.2        Certificate of Designations of 6% Convertible
                  Series A Preferred Stock(2)

       4.3        Certificate of Designations of 6% Convertible
                  Series B Preferred Stock(6)

       4.4        Certificate of Designations of 6% Convertible
                  Series C Preferred Stock(2)

      10.1        The Company's 1984 Incentive Stock Option Plan(7)

      10.2        Pacific Agricultural Holdings, Inc. 1988
                  Nonstatutory Stock Option Plan(8)

      10.3        The Company's 1996 Stock Option Plan(13)

      10.4 Stock Purchase and Fee Agreement dated March 22, 1989 between the Company and Mark A. Liggett(7)

      10.5 Form of Limited Partnership Agreement of Southwest Fruit Growers, L.P.(9)

      10.6        Farm Management Agreement dated as of March 28,
                  1990 between the Company and Southwest Fruit
                  Growers, L.P.(9)

      10.7 Promissory Note in the amount of $3,486,868 dated as of March 28, 1990 issued by Southwest Fruit
                  Growers, L.P. in favor of the Company (Hyder Note)(9)

      10.8 Promissory Note in the amount of $4,934,922 dated as of March 28, 1990 issued by Southwest Fruit
                  Growers, L.P. in favor of the Company (Cadiz Note)(9)

      10.9 Promissory Note in the amount of $3,141,344 dated as of March 28, 1990 issued by Southwest Fruit
                  Growers, L.P. in favor of the Company (Farming
                  Note)(9)

     10.10 Second Amendment and Supplement to Stock Purchase and Fee Agreement, dated December 23, 1992 between the Company and Mark Liggett(10)

     10.11        Loan Agreement dated March 15, 1995 between the
                  Company, CVDC and Ansbacher(11)

     10.12 Fourth Loan Modification Agreement dated March 15, 1995 between the Company, CVDC and Rabobank(11)

     10.13        Form of Option Agreement dated April 20, 1995
                  between the Company and David Peterson(11)

     10.14        Plan Support Agreement dated December 11, 1995(12)

     10.15        Waiver of Certain Provisions of Plan Support
                  Agreement dated January 12, 1996(12)

     10.16 Amended and Restated Credit Agreement between Sun World International, Inc. and Caisse Nationale de Credit Agricole dated September 13, 1996(4)

     10.17 Promissory Note between Sun World International, Inc. and Caisse Nationale de Credit Agricole dated September 13, 1996(4)

     10.18 New Hancock Credit Agreement between Sun World International, Inc. and John Hancock Mutual Life Insurance Company dated September 13, 1996(4)
     10.19 Secured Promissory Note between Sun World International, Inc. and John Hancock Mutual Life Insurance Company dated September 13, 1996(4)

     10.20 Form of Employment Agreement dated September 13, 1996 between Sun World, the Company and Timothy J. Shaheen.

     10.21 Form of Employment Agreement dated September 13, 1996 between Sun World, the Company and Stanley E. Speer

     21.1         Subsidiaries of the Registrant

     23.1 Consent of Independent Accountants (included in Part IV of the Form 10-K).

     27.1         Financial Data Schedule
-------------------

             (1)  Previously filed as Exhibit to the Company's
                  Report on Form 10-Q for the quarter ended June
                  30, 1996

             (2)  Previously filed as Exhibit to the Company's
                  Report on Form 8-K dated September 13, 1996

             (3)  Previously filed as Exhibit to the Company's
                  Registration Statement on Form S-1
                  (Registration No. 33-75642) declared effective
                  May 16, 1994

             (4)  Previously filed as Exhibit to the Company's
                  Report on Form 10-Q for the quarter ended
                  September 30, 1996

             (5)  Previously filed as Exhibit to the Company's
                  Report on Form 8-K dated May 6, 1992

             (6)  Previously filed as Exhibit to the Company's
                  Annual Report on Form 10-K for the fiscal year ended March 31, 1996

             (7)  Previously filed as Exhibit to the Company's
                  Annual Report on Form 10-K for the fiscal year ended March 31, 1989

             (8)  Previously filed as Exhibit to the Company's
                  Annual Report on Form 10-K for the fiscal year ended March 31, 1988

             (9)  Previously filed as Exhibit to the Company's
                  Annual Report on Form 10-K for the fiscal year ended March 31, 1990

             (10) Previously filed as Exhibit to the Company's
                  Annual Report on Form 10-K for the fiscal year ended March 31, 1993
             (11) Previously filed as Exhibit to the Company's
                  Annual Report on Form 10-K for the fiscal year ended March 31, 1995

             (12) Previously filed as Exhibit to the Company's
                  Report on Form 10-Q for the quarter ended
                  December 31, 1995

             (13) Previously filed as Exhibit A to the Company's
                  Proxy Statement relating to the Annual Meeting of Stockholders held on November 8, 1996

   (b)  REPORTS ON FORM 8-K

        1. Report on Form 8-K/A (Amendment No. 1 to Report on Form 8-K dated September 13, 1996) providing
             (i) audited consolidated financial statements of Sun World International, Inc. and Subsidiaries for the years ended December 31, 1995 and 1994;
             (ii) audited consolidated financial statements of Sun World International, Inc. and subsidiaries for the interim period January 1, 1996 through September 13, 1996 (the date of acquisition); and
             (iii) Cadiz Land Company, Inc. and Sun World
             International, Inc. unaudited Pro Forma Combined Financial Statements; and to report the sale of equity securities pursuant to Regulation S.

        2. Report on Form 8-K dated December 20, 1996, reporting the change of the Company's fiscal year end from March 31 to December 31.


                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CADIZ LAND COMPANY, INC.



By:        /s/  Keith Brackpool             By: /s/  Susan K. Chapman
    -----------------------------              ----------------------
           Keith Brackpool,                      Susan K. Chapman,
           Chief Executive Officer               Chief Financial Officer
           and Director                          and Secretary


           Date: April 14, 1997                     Date: April 14, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

              Name and Position                        Date


           /s/ Dwight Makins                        Date: April 14, 1997
           ------------------------
           Dwight Makins,
           Chairman of the Board
           and Director



           /s/ Keith Brackpool                      Date: April 14, 1997
           -------------------------
           Keith Brackpool,
           Chief Executive Officer
           and Director
           (Principal Executive Officer)



           /s/ Susan K. Chapman                     Date: April 14, 1997
           --------------------------
           Susan K. Chapman,
           Chief Financial Officer
           and Secretary (Principal Financial
           and Accounting Officer)



           /s/ J.F.R. Hammond                       Date: April 14, 1997
           ---------------------------
           J.F.R. Hammond, Director



           /s/ Stephen D. Weinress                  Date: April 14, 1997
           -----------------------------
           Stephen D. Weinress, Director



                       CADIZ LAND COMPANY, INC.
                 Index to Consolidated Financial Statements



                                                       Pages

FINANCIAL STATEMENTS:

          Report of Independent Accountants. . . . . . . . . 35

          Consolidated Balance Sheet at December 31, 1996
            and March 31, 1996 . . . . . . . . . . . . . . . 36-37

          Consolidated Statement of Cash Flows for the
           nine months ended December 31, 1996 and for
           the two years ended March 31, 1996. . . . .  . . .38

          Consolidated Statement of Operations for the
           nine months ended December 31, 1996 and for
           the two years ended March 31, 1996. . . . .  . . .39

          Consolidated Statement of Redeemable Preferred
           Stock, Preferred Stock, Common Stock and
           Other Stockholders' Equity for the nine months
           ended December 31, 1996 and for the two years
           ended March 31, 1996. . . . . . . . . . . . . . . 40-41

          Notes to the Consolidated Financial Statements . . 42-62


FINANCIAL STATEMENT SCHEDULES:

          Schedule I - Condensed Financial Information
           of Registrant for the nine months ended
           December 31, 1996 . . . . . . . . . . . . . . . . 63-65

           Schedule II  - Valuation and Qualifying
            Accounts for the nine months ended
            December 31, 1996 and for the two years
            ended March 31, 1996. . . . . . . . . . . . . . .66

      (Schedules other than those listed above have been omitted since they are either not required, inapplicable, or the required information is included on the financial statements or notes thereto.)


              REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Stockholders of
Cadiz Land Company, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cadiz Land Company, Inc. and its subsidiaries at December 31, 1996 and March 31, 1996, and the results of their operations and their cash flows for the nine months ended December 31, 1996 and for each of the two years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ Price Waterhouse LLP
------------------------------
PRICE WATERHOUSE LLP

Los Angeles, California
March 7, 1997, except for Note 7
which is as of March 31, 1997


CADIZ LAND COMPANY INC.

Consolidated Balance Sheet
($ in thousands)
                                        December 31               March 31
                                            1996                     1996
                                         ---------                ---------
Assets
Current assets:
 Cash and cash equivalents               $  33,307                 $  5,153
 Accounts receivable, net                    7,533                      443
 Assets held for sale                        6,534                      -0-
 Inventories                                14,121                      266
 Prepaid expenses and other                  1,225                      190
                                         ----------                --------
Total current assets                        62,720                    6,052

Investment in partnerships                   6,122                      -0-

Property, plant and equipment, net         137,897                   11,681

Land held for development                   12,671                   12,236

Water rights and transfer and
  storage projects                           4,705                    2,496

Other assets                                 1,695                    1,043

Excess purchase price over
  net assets acquired, net                   4,980                    5,155
                                       ------------              ------------
                                       $   230,790               $   38,663
                                       ===========               ==========


      See accompanying notes to the consolidated financial statements.

CADIZ LAND COMPANY, INC.

Liabilities, Stock and Other Stockholders' Equity
($ in thousands)
                                        December 31               March 31
                                            1996                    1996
                                          -------                 ---------
 Current liabilities:
  Accounts payable                        $  7,435                $   1,772
  Accrued liabilities                        5,172                      521
  Long-term debt, current portion            4,753                   17,617
  Other current liabilities                    591                      -0-
                                            --------               --------
  Total current liabilities                 17,951                   19,910

Long-term debt                             149,111                      -0-

Deferred income taxes                        4,347                      -0-

Other liabilities                            4,209                      -0-

Commitments and contingencies

Series A redeemable preferred stock -
  $.01 par value ($1,000 liquidation
  value); 60,000 shares authorized;
  27,431 shares issued and outstanding
  at December 31, 1996                      27,431                      -0-

Preferred stock - $.01 par value
  40,000 shares authorized; 340
  shares issued and outstanding at
  December 31, 1996                            -                        -0-

Common stock - $.01 par value; 45,000,000
  shares authorized; shares issued and
  outstanding - 23,445,868 at December 31,
  1996 and 19,247,611 at March 31, 1996        234                      192

Additional paid-in capital                  88,574                   72,957

Accumulated deficit                        (61,067)                 (54,396)
                                         ----------                ---------
                                         $ 230,790                 $ 38,663
                                          =========                =========

See accompanying notes to the consolidated financial statements.

CADIZ LAND COMPANY, INC.
Consolidated Statement of Cash Flows
($ in thousands)

                                 Nine Months Ended      Year Ended
                                    December 31,         March 31,
                                       1996          1996         1995
                                      ------        ------       ------
Cash flows from operating activities:
 Net loss from continuing
  operations                        $ (5,997)     $ (8,487)    $ (4,591)
 Adjustments to reconcile net
  loss from continuing operations
  to cash used for continuing
  operating activities:
   Depreciation and amortization       1,654         1,909        1,450
   Extraordinary gain on debt
    settlement                           -0-           -0-         (115)
   Interest capitalized to debt          481           474          734
   Share of partnership operations      (838)          -0-          -0-
   Changes in operating assets and
    liabilities, net of acquisition
    of Sun World:
    Decrease (increase) in accounts
     receivable                       11,367          (379)         (198)
    Decrease in inventories            1,000           -0-           -0-
    (Increase) decrease in prepaid
     expenses and other                 (428)           13          (158)
    (Decrease) increase in accounts
     payable                          (7,208)          734           (12)
    Increase in accrued liabilities      577           -0-            -0-
    (Decrease) in other liabilities     (674)          -0-            -0-
                                      -------        -------      --------
    Net cash used for continuing
     operating activities                (66)        (5,736)       (2,890)

    Net cash provided by discontinued
     operating activities                 -0-           -0-            57
                                      -------        -------       -------
    Net cash used for operating
     activities                          (66)        (5,736)       (2,833)
                                      -------        --------      --------
Cash flows from investing activities:
 Additions to property, plant
  and equipment                         (405)          (358)       (1,506)
 Proceeds from disposal of property,
  plant and equipment                 12,415            -0-           -0-
 Land purchase and development          (490)          (574)         (315)
 Water transfer and storage projects    (343)          (732)       (1,547)
 Additions to developing crops          (187)           -0-           -0-
 Partnership distributions               140            -0-           -0-
 Acquisition of Sun World, net
  of cash acquired                    (4,474)          (693)          -0-
                                      --------      --------      --------
    Net cash provided by (used for)
     investing activities              6,656         (2,357)       (3,368)
                                     ---------      --------       --------
Cash flows from financing
 activities:
 Net proceeds from issuance
  of stock                            37,761         10,292         2,307
 Principal payments on long-term
  debt                               (16,428)          (177)         (530)
 Proceeds from short-term debt           347            677         2,470
 Principal payments on short-term
  debt                                   (17)           -0-           -0-
 Dividends paid on conversion of
  preferred stock                        (99)           -0-           -0-
                                   ----------     ----------     -----------
    Net cash provided by financing
     activities                       21,564         10,792         4,247

Net increase (decrease) in cash and
 cash equivalents                     28,154          2,699        (1,954)

Cash and cash equivalents,
  beginning of period                  5,153          2,454         4,408
                                   ----------      ----------     ---------
Cash and cash equivalents,
  end of period                    $  33,307       $  5,153      $  2,454
                                   =========        =========     ========

See accompanying notes to the consolidated financial statements.

CADIZ LAND COMPANY, INC.

Consolidated Statement of Operations
(In thousands except per share data)

                               Nine Months Ended           Year Ended
                                  December 31,              March 31,
                                      1996               1996        1995
                                     ------             ------      ------
Revenues                           $ 23,780            $  1,441     $  543
                                   --------            --------     -------
Costs and expenses:
  Cost of sales                      17,725               1,649        506
  Resource development                1,133               1,680      1,039
  Landfill prevention activities        394               1,919        -0-
  General and administrative          4,924               1,826      1,525
  Depreciation                          864                 833        737
  Amortization                          175                 234        234
                                   --------             --------   --------
  Total costs and expenses           25,215               8,141      4,041
                                   --------             --------   --------
Operating loss                       (1,435)             (6,700)    (3,498)

Interest expense, net                 5,203               1,787      1,208
                                   --------             --------   -------
Loss before income taxes and
  extraordinary item                 (6,638)             (8,487)    (4,706)

Income tax benefit                     (641)                -0-        -0-
                                  ---------             --------   --------
Loss before extraordinary item       (5,997)             (8,487)    (4,706)

Extraordinary item - gain on
  debt settlement                       -0-                 -0-        115
                                   ---------            ---------  --------
Net loss                             (5,997)             (8,487)    (4,591)

Less:  Preferred stock dividends       (674)                -0-        -0-

       Imputed dividend on
        preferred stock              (2,451)                -0-        -0-
                                  -----------           ---------  --------
Net loss applicable to
  common stock                     $ (9,122)           $ (8,487)  $ (4,591)
                                    ========            ========   ========
Net loss per common share:
  Loss before
   extraordinary item             $    (.44)           $   (.48)    $ (.29)
  Extraordinary item                     -0-                 -0-       .01
                                  -----------        -----------    ----------
  Net loss per common share       $    (.44)           $   (.48)    $ (.28)
                                  ==========           =========    ========
Weighted average shares
  outstanding                        20,500              17,700     16,500
                                  ==========           =========    ========

      See accompanying notes to the consolidated financial statements.

CADIZ LAND COMPANY, INC.

Consolidated Statement of Redeemable Preferred Stock,
   Preferred Stock, Common Stock and Other Stockholders' Equity


For the Nine Months Ended December 31, 1996 and the Two Years Ended
  March 31, 1996

($ in thousands)
              Redeemable                                     Addi-
              Preferred     Preferred         Common        tional    Accumu-
                Stock         Stock            Stock        Paid-in    lated
            Shares Amount  Shares Amount  Shares    Amount  Capital   Deficit
            ------ ------  ------ ------ ---------- -------  -------  -------
Balance
 as of
 March 31,
 1994         -0- $   -0-    -0-  $  -0-  15,430,864  $ 154  $ 59,890 $(41,318)

Issuance
 of shares
 for
 professional
 services                                    110,000      1       384

Issuance
 of stock
 warrants
 for
 services                                                         121

Exercise
 of stock
 options
 and
 warrants                                  1,447,590     15     2,292

Net loss                                                               ( 4,591)
            ------  -----  -----  ------   ---------- -----    -------  -------
Balance
 as of
 March 31,
 1995          -0-    -0-    -0-     -0-  16,988,454    170    62,687  (45,909)



Issuance
 of shares
 in
 connection
 with
 private
 placements                                2,114,157     21      9,911

Exercise
 of stock
 options                                     145,000      1        359

Net loss                                                                (8,487)
             -----  ------  -----  ------ ----------    ----   -------  ------
Balance
 as of
 March 31,
 1996          -0-     -0-    -0-    -0-  19,247,611    192   72,957   (54,396)

Exercise
 of stock
 options and
 warrants                                    335,000      3      939

Common stock
 issued for
 acquisition
 of Sun World                              1,153,908     12    3,576

Gross proceeds
 from private
 placement of
 redeemable
 preferred
 stock      26,131   26,131

Preferred
 shares
 issued for
 acquisition
 fees        1,500    1,500

Net proceeds
 from
 private
 placements
 of preferred
 stock                       1,300                           10,688

Cash
 dividends
 paid on
 conversion
 of preferred
 stock                                                                     (99)

Dividends
 paid in
 common
 stock
 on
 conversion
 of
 preferred
 stock                                        28,777             127      (127)

Accrued
 dividends
 on
 preferred
 stock                                                                    (448)

Conversion
 of
 redeemable
 preferred
 to common
 stock         (200)  (200)                   53,332         1   199

Conversion
 of
 preferred
 stock
 to common
 stock                         (960)       2,672,240        26   (26)

Issuance
 of stock
 warrants
 for
 services                                                        114

Net loss                                                                (5,997)
            ------ -------    ------ ------- --------  -----  -------- --------
Balance
 as of
 December
 31,
 1996       27,431 $27,431     340   $ -  23,445,868  $  234 $88,574 $ (61,067)
           ======= =======   ======  ==== ==========   ===== ======= =========

           See accompanying notes to the consolidated financial statements.


CADIZ LAND COMPANY, INC.

NOTES TO THE CONSOIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS
---------------------------------

     The long-term strategy of Cadiz Land Company, Inc. (the "Company") is to acquire and develop water-related land and agricultural assets. The Company has created an integrated and complimentary portfolio of landholdings, water resources, and agricultural operations located within central and southern California which either possess sizable assured supplies of water or can, in future years, utilize water supplied from other Company properties. Management believes that, with both the increasing scarcity of water supplies in California and the increasing demand for water, the Company's access to water will provide it with a competitive advantage both as a major agricultural concern and as a supplier of water which will lead to continued appreciation in the value of the Company's portfolio.

     On September 13, 1996, the Company acquired all of the stock of a reorganized Sun World International, Inc. ("Sun World") pursuant to a consensual plan of reorganization (Debtors' Modified Fourth Amended Consolidated Plan of Reorganization dated June 3, 1996 (Modified)) which was confirmed by the U.S. Bankruptcy Court at a hearing on July 12, 1996. Sun World and certain subsidiaries of Sun World had filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on October 3, 1994 after debt restructuring negotiations with Sun World's existing lenders failed.

     With its acquisition of Sun World, the Company has become a vertically integrated agricultural company. Sun World owns and farms approximately 17,300 acres in two major growing areas of California, the Southern San Joaquin Valley and the Coachella Valley. Fresh produce, including table grapes, tree fruit, peppers and watermelon are marketed, packed and shipped to food wholesalers and retailers located throughout the United States and to over 30 foreign countries. As of December 31, 1996, Sun World owned and operated five cold storage and/or packing facilities located in California.

     In addition, the acquisition of Sun World provided the Company valuable water rights throughout the central and southern valleys of California. The Company's landholdings, which now total approximately 56,300 acres, are located adjacent to the major aqueduct systems of central and southern California, and in close proximity to the Colorado River. The Company expects to utilize these resources to participate in a broad variety of water transfer and storage projects, including the storage and transfer of surplus water for public agencies which require supplemental sources of water.

     Although the development and management activities of the Company are currently focused on agricultural operations (primarily through its wholly-owned subsidiary, Sun World) and water resource development, the Company will continue to seek to develop and manage its land, water and agricultural resources for their best use.


NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------
PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sun World (since September 14, 1996), Cadiz Valley Development Corporation, Inc., and Southwest Fruit Growers Limited Partnership, a limited partnership ("SWFG") in which the Company is the general partner and has an approximate 66.3 percent partnership interest. SWFG owns a total of 680 acres of table grape vineyards and 2,560 acres of undeveloped land at Cadiz, California. Allocable losses incurred through the year ended March 31, 1991 served to eliminate the minority interest in SWFG for accounting purposes. All material intercompany balances and activity have been eliminated from the consolidated financial statements.

CHANGE IN YEAR END AND RECLASSIFICATIONS

     As a result of the Company's acquisition of Sun World, the Company changed its fiscal year end from March 31 to December 31 in order to align the Company's year end with that of Sun World. Prior to the acquisition of Sun World, the Company had utilized an unclassified balance sheet
(eliminating the distinction between current assets and long-term assets and current liabilities and long-term liabilities). The financial statements set forth herein utilize a classified balance sheet, thus requiring certain reclassifications to be made to the prior period balances to conform with the December 31, 1996 presentation.

     The following unaudited information for the nine months ended December 31, 1995, which does not include the operations of Sun World, is presented for informational purposes only
(dollars in thousands):

                                        Nine months
                                          ended
                                     December 31, 1995
                                      ---------------

     Revenues                            $    1,120
     Net loss                            $   (5,346)
     Net loss per common share           $    (0.31)

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

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost.

     The Company capitalizes direct and certain indirect costs of planting and developing orchards and vineyards during the development period, which varies by crop and ranges from three to seven years. Depreciation commences in the year commercial production is achieved.

     Permanent land development costs, such as acquisition costs, clearing, initial leveling costs and other costs required to bring the land into a suitable condition for general agricultural use, are capitalized and not depreciated since, by definition, these costs have an indeterminate useful life.

     Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally ten to forty-five years for land improvements and buildings, three to twenty-five years for machinery and equipment, and ten to thirty years for permanent crops.

LAND HELD FOR DEVELOPMENT

     Land held for development consists of approximately 37,000 acres of undeveloped land in Cadiz, Piute and other desert regions of California. Land held for development is stated at cost. Cost includes those that are directly related to the acquisition of the acreage, such as the cost to purchase, commissions, real estate taxes and legal and other professional fees.

INVESTMENT IN PARTNERSHIPS

     Sun World has investments in various partnerships which are accounted for using the equity method. Sun World's two principal partnerships are American Sunmelon and Sun Date, both of which are 50% owned. American Sunmelon is engaged in proprietary development, production, and marketing of seedless watermelon seed. Sun Date is engaged in the processing of dates. In September 1996, Sun Date and Sun World entered into a marketing agreement whereby Sun World agreed to sell the dates produced by Sun Date. During the period September 14, 1996 through December 31, 1996, Sun World made payments to Sun Date totaling $869,000, primarily related to date crop proceeds.

ASSETS HELD FOR SALE

     Certain Sun World assets were identified as either idle facilities, fallow land, or farming operations which have experienced consistently low returns on investment. As of December 31, 1996, assets totaling $6,534,000 have been identified and are included in the accompanying consolidated balance sheet at the lower of cost or fair value less estimated costs to sell. The Company reasonably believes these assets can be sold within one year.

SUPPLEMENTAL CASH FLOW INFORMATION

     The Company considers all short-term deposits with an original maturity of three months or less to be cash equivalents. The Company invests its excess cash in deposits with major international banks and, therefore, bears minimal risk. Such investments are stated at cost, which approximates fair value, and are considered cash equivalents for purposes of reporting cash flows. At December 31, 1996, cash and cash equivalents totalled $33,307,000, of which $453,000 represented the balance remaining in the trust account for the payment of unsecured creditors' claims as determined during the reorganization of Sun World.

     Cash paid for interest during the nine months ended
December 31, 1996 and the fiscal years ending March 31, 1996, and 1995 was $3,892,000, $455,000 and $6,000, respectively.

WATER RIGHTS AND TRANSFER AND STORAGE PROJECTS

     All water rights and transfer and storage projects are stated at cost. All costs directly attributable to the development of the water transfer projects are being capitalized by the Company. These costs, which are expected to be recovered through future revenues, consist of drilling costs, hydrological costs, consulting fees for various engineering, environmental and feasibility studies, and other professional and legal fees.

INVENTORIES

     Growing crops, pepper seed, and materials and supplies are stated at the lower of cost, on a first-in, first-out
(FIFO) basis, or market. Growing crops inventory includes direct costs and an allocation of indirect costs.

REVENUE RECOGNITION

     The Company recognizes crop sale revenue after harvest and delivery to customers. Packing revenues are recognized as units are packed. Marketing commission revenues are recognized at the time of product shipment.

RESEARCH AND DEVELOPMENT

     Sun World incurs costs to research and develop new varieties of proprietary products. Research and development costs are expensed as incurred. Such costs were approximately
$120,000 during the period September 14, 1996 through December
31, 1996.

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED

     As a result of a merger in May 1988 between two companies which eventually became known as Cadiz Land Company, Inc., excess of purchase price over net assets acquired in the amount of $7,006,000 was recorded. This amount is being amortized at the rate of $234,000 annually on a straight-line basis over thirty years. Accumulated amortization was $2,026,000 and $1,851,000 at December 31, 1996 and March 31,
1996, respectively.

IMPAIRMENT

     The Company annually evaluates its long-lived assets, including intangibles, for potential impairment. When circumstances indicate that the carrying amount of the asset may not be recoverable, as demonstrated by estimated future cash flows, an impairment loss would be recorded based on fair value.

INCOME TAXES

     Income taxes are provided for using an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

NET LOSS PER COMMON SHARE

     Net loss per common share is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any, by the weighted average shares outstanding. As described in Note 10, the terms for conversion of the Series B and C preferred stock issued during the nine months ended December 31, 1996 afforded the holders a conversion price lower than the market price of the common stock at the time of issuance, in order to recognize the sales and other market restrictions of the unregistered common stock to be issued upon conversion. The difference between the conversion price and market price has been reported as an imputed dividend for purposes of calculating net loss per common share although no assets of the Company will ever be expended. The imputed dividend of $2,451,000 had the effect of increasing the loss per share for the nine months ended December 31, 1996 by $0.11. It should be noted that the imputed dividend has been given no other accounting recognition in the financial statements of the Company for that period and there will be no recognition given in the future.

NOTE 3 - ACQUISITION OF SUN WORLD INTERNATIONAL, INC.
-----------------------------------------------------
     On September 13, 1996, the Company acquired all of the stock of a reorganized Sun World. The acquisition of Sun World was accounted for under the purchase method of accounting. Accordingly, the results of operations of Sun World have been included in the consolidated financial statements since the date of acquisition. The total purchase price consisted of the following: (i) $179 million of assumed bankruptcy related obligations including $156 million of restructured secured debt with Sun World's existing lenders (of which $5.5 million was paid by Cadiz concurrent with the acquisition), (ii) $11 million of ongoing trade and other accrued liabilities which were assumed by Cadiz, (iii) $3.2 million of direct acquisition costs, including 1,500 shares of Redeemable Series A Preferred Stock valued at $1,000 per share; and (iv) cash and stock of approximately $40 million, including a $15 million capital contribution to Sun World which was made with the intent of eliminating the requirement for Sun World to have any additional debt facilities beyond those owed to its existing secured creditors. The effect of allocating the total purchase price to the net assets acquired based on their estimated fair values is summarized as follows (dollars in thousands):

     Cash                               $   32,113
     Assets held for sale                   18,049
     Other current assets                   45,225
     Investments in partnerships             5,424
     Property, plant and equipment         129,050
     Other assets                            3,409
                                           -------
       Total assets                        233,270
                                           -------
     Prepetition bankruptcy
      claims payable                       (13,164)
     Other current liabilities             (15,870)
     Long-term debt                       (151,783)
     Other liabilities                      (9,170)
                                           -------
       Total liabilities                   189,987
                                           -------
     Net assets acquired                $   43,283
                                           =======

No goodwill was recognized as a result of the acquisition.

     The unaudited pro forma summary for the nine months ended December 31, 1996 and the year ended March 31, 1996 reflect combined results of operations of the Company and Sun World as if the acquisition had occurred as of April 1, 1995. Since prior to the current fiscal period, the fiscal year ends of the Company and Sun World differed, for pro forma purposes, the Sun World results of operations have been adjusted to conform to the Cadiz reporting periods. The pro forma adjustments include, among others, decreased interest expense as a result of the refinancing of Sun World's existing secured lenders and increased depreciation as a result of the purchase price allocation. The pro forma adjustments do not reflect the elimination of charges directly attributable to the Chapter 11 bankruptcy proceedings which are not expected to recur subsequent to the emergence from bankruptcy effective September 13, 1996. See footnote (a) for a more detailed explanation of charges directly attributable to Sun World's emergence from bankruptcy. The following pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated as of the beginning of the periods presented, nor is it necessarily indicative of the future operating results of the Company.

     The unaudited pro forma financial information is as follows (in thousands except per share data):

                           Nine months ended             Year ended
                           December 31, 1996           March 31, 1996
                           ------------------           ------------
                           Actual   Pro Forma      Actual    Pro Forma
                          --------  --------      --------   -----------

    Revenue             $  23,780  $ 98,010      $   1,441   $ 118,292

    Net loss              $(5,997) $ (2,158)(a)  $  (8,487)  $ (13,811)(a)

    Less:  Preferred
     stock dividends    $   (674)  $ (1,828)     $     -0-   $ (2,438)

      Imputed dividend
        on preferred
        stock           $ (2,451)  $     -0-     $     -0-   $ (1,959)
                        ---------  ---------     ---------   ---------
    Net loss
     applicable to
     common stock      $  (9,122)  $ (3,986)     $  (8,487)  $(18,208)
                       ==========  =========     ==========  =========
    Net loss per
     common share      $    (.44)  $   (.18)(a)  $    (.48)  $   (.97)(a)
                       =========== ==========    ==========  ==========
    Weighted-average
     shares
     outstanding          20,500     21,600          17,700    18,800
                        =========  =========     ==========  ==========
-----------------------
          (a) Includes for the nine months ended December 31, 1996 and the year ended March 31, 1996, charges incurred by Sun World totaling $4.8 million and $11.3 million, respectively, which were directly attributable to the Chapter 11 bankruptcy proceedings and are non-recurring in nature. Exclusion of the non-recurring charges would have resulted in a pro forma net income (loss) per share of $.04 and ($.37) for the nine months ended December 31, 1996 and the year ended March 31, 1996, respectively.

NOTE 4 - ACCOUNTS RECEIVABLE
----------------------------
          Accounts receivable consisted of the following (dollars in thousands):

                           December 31,   March 31,
                                  1996       1996
                               --------    -------
      Trade receivables         $ 3,632    $   443
      Due from unaffiliated
       growers                    1,153        -0-
      Other                       3,228        -0-
                                 ------    --------
                                  8,013        443

      Less allowance
       for doubtful accounts        480        -0-
                                 ------      ------
                                $ 7,533    $   443
                                =======    ========

         Substantially all domestic receivables are from large national and regional supermarket chain stores and produce brokers and are unsecured. Amounts due from unaffiliated growers represent receivables for services (harvest, haul and pack) provided on behalf of growers under agreement with Sun World and are recovered from proceeds of product sales. Other receivables primarily include lemon crop sales, by-product sales and accounts receivable from joint venture partners.

        Approximately $3.8 million of sales made by Sun World from September 14, 1996 through December 31,1996 are attributable to one national retailer.

NOTE 5 - INVENTORIES
--------------------
             Inventories consisted of the following (dollars in thousands):

                                December 31,  March 31,
                                    1996        1996
                                  -------     --------

             Growing crops       $ 10,299     $   -0-
             Pepper seed, net       2,018         -0-
             Harvested product        267         -0-
             Materials and
               supplies             1,537         266
                                 -------      -------

                                 $ 14,121     $   266
                                 ========     ======

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT
---------------------------------------
             Property, plant and equipment consisted of the following (dollars in thousands):

                                December 31,   March 31,
                                       1996     1996
                                  ---------- ----------
               Land                $ 41,358  $  2,364
               Permanent crops       71,966     8,498
               Land improvements      1,839     1,851
               Buildings             19,148       852
               Machinery and
                 equipment            9,013     1,064
                                   --------   --------
                                    143,324    14,629

               Less accumulated
                 depreciation        (5,427)   (2,948)
                                   --------   -------
                                   $137,897  $ 11,681
                                   ========  ========

NOTE 7 - LONG-TERM DEBT
------------------------
        Management estimates that the fair value of its long-term debt approximates the carrying value as the preponderance of the obligations contain variable interest rates or were recently issued at market rates as part of the acquisition of Sun World. At December 31, 1996 and March 31, 1996, the carrying amount of the Company's outstanding debt is summarized as follows (dollars in thousands):

                                              December 31,  March 31,
                                                1996           1996
                                              -------        -------
  Cadiz obligations:
    Senior term bank loan, interest
     payable monthly, variable
     interest rate based upon LIBOR
     plus 1% (6.34% at
     December 31, 1996)                       $ 9,446         $ 8,630

    Subordinated term bank loan,
     interest payable
     monthly, interest at 4.81%                 9,100           9,100

    Other                                          88             105

    Debt discount                                (124)           (218)
                                              --------        --------
                                               18,510          17,617
  Sun World obligations:
    Term insurance company
     loan due in variable
     installments through
     September 13, 2006,
     interest at 10.60%                        77,092             -0-

    Term bank loan, interest
     payable monthly with
     principal due in variable
     installments through
     September 13, 2006,
     variable interest rate
     based upon prime or LIBOR
     (8.60% at December 31, 1996)              53,284             -0-

    Note payable to insurance
     company, quarterly
     installments of $93
     (including interest),
     due September 13, 2006,
     interest at 7.75%                          2,531             -0-

    Note payable to supplier,
     monthly installments of
     $104 (including interest),
     due March 1, 1998,
     interest at 10.00%                         1,458            -0-

    Note payable to finance
     company, monthly
     installments of $18
     (including interest),
     due July 1, 2002,
     interest at 7.50%                            989            -0-
                                             --------          --------
                                              153,864          17,617
    Less current portion                       (4,753)        (17,617)
                                             ---------        ---------
                                           $  149,111        $    -0-
                                           ===========       ===========

      Annual maturities of long-term debt outstanding, excluding
$124,000 representing the unamortized portion of warrants, on December 31, 1996 are as follows: 1997 - $4,877,000;
1998 - $24,253,000; 1999 - $9,374,000; 2000 - $11,398,000;
2001 - $11,410,000, 2002 and thereafter - $92,676,000.

CADIZ OBLIGATIONS

        As of December 31, 1996, the Company's obligations to
Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A.
("Rabobank") and Henry Ansbacher & Co. Limited ("Ansbacher") were approximately $9.1 million and $9.4 million, respectively, both of which were to mature on January 31, 1997.

          The Company reached an agreement with Rabobank which extended the maturity date of the Company's debt facilities with Rabobank to April 30, 1997. Additionally, the Company reached an agreement with Rabobank which extended the period, to April 30, 1997, in which the Company has the ability to exercise its right to obtain two one-year extensions. The Company has also reached an agreement with Ansbacher whereby the maturity date of the Company's debt facilities with Ansbacher has been extended to April 30, 1997. ING Baring (U.S.) Capital Corporation ("ING") has purchased the $9.4 million Ansbacher debt obligation effective March 31, 1997. The maturity date of such obligation has been extended to April 30, 1998 with interest at a rate of LIBOR plus 200 basis points payable at LIBOR only semi-annually, with the remaining accrued interest added to principal. ING granted to Cadiz the right to obtain two one-year extensions. In connection with this transaction, ING received warrants to purchase 75,000 shares of Cadiz' common stock at an exercise price equal to the market price at May 1, 1997, the time such warrants become exercisable. Upon the exercise of the first and second extension, the interest rate will be further adjusted and Cadiz will be required to issue additional warrants to ING.

          The Company continues to evaluate possible alternative means of repayment and/or refinancing of the Rabobank facility. The determination of which funding mechanism (or combination) the Company will utilize will be evaluated on an ongoing basis by the Company in consultation with an investment banking firm which has been retained by the Company. Based upon the Company's intent and ability to refinance the Rabobank and Ansbacher debt facilities, as evidenced by the agreements reached with Rabobank and ING, as discussed above, the debt facilities have been classified as long-term as of December 31, 1996. In addition to repayment of the Rabobank facility, the Company is considering a financing during 1997 which would be used to refinance the existing primary debt facilities of Sun World with terms which management would view as more favorable to the Company and Sun World.

          The terms of the Company's two one-year extension options for the Rabobank debt are essentially the same as those agreed upon by the parties in September 1996, except the date required to exercise the first extension has been changed from January 31, 1997 to April 30, 1997. As before, it is a condition to such extension that the total outstanding debt to Rabobank does not exceed $8,500,000 at the time such extension becomes effective. Upon exercise of each of the first and second extensions, the Company would be required to pay to Rabobank certain fees. The interest rate to be in effect during each extension period will be at Rabobank's cost of funds plus one and one quarter percent
(1-1/4%). In September 1996, when Rabobank agreed to extend the maturity date of this debt to April 30,1997, the interest rate was adjusted to Rabobank's cost of funds plus one and one quarter percent (1-1/4%) beginning February 1, 1997. As part of the September 1996 extension, the Company paid an initial commitment fee of $150,000 and issued 30,000 new warrants to purchase the Company's common stock at $0.05 per share exercisable for five years following the date of issuance and extended the expiration date of the outstanding
Rabobank warrants to December 31, 2000. The total value of the warrants issued in September 1996, $114,000, has been recorded as debt discount which is being amortized over the remaining term of the debt. Currently, ING and Rabobank hold senior and subordinated deeds of trust, respectively, on substantially all of the Company's non-Sun World related property.

          Prior to the extensions discussed above, on March 15, 1995, the Company entered into an agreement whereby
Ansbacher provided a loan facility aggregating $3,000,000. Additionally, Ansbacher agreed to accrue and capitalize interest on the outstanding principal amount of these advances through January 1997. In consideration for this agreement, Ansbacher received 110,000 shares of common stock valued at $3.50 per share. The Company also issued to Rabobank 35,000 warrants to purchase the Company's common stock at $.05 per share exercisable for three years following the date of issuance. The total value of these warrants, $121,000, has been recorded as a debt discount and is being amortized over the remaining term of the debt. In addition, Rabobank agreed to subordinate to Ansbacher's senior security interests.

          Prior to the extensions and the March 1995 arrangement discussed above, the Company's outstanding obligations to Rabobank and Ansbacher (collectively, the "Banks") were governed by the January 1994 financing arrangements whereby interest rates on outstanding debt to the Banks were fixed until January 1997. Interest on the Ansbacher portion was accrued and capitalized through January 31, 1997. Rabobank interest was paid quarterly subsequent to December 1994, through draw downs against a letter of credit provided by Ansbacher for that purpose. The amount drawn under the line of credit totalled $816,015 at December 31, 1996. In addition, as a result of the January 1994 financing arrangements, Rabobank returned and canceled 533,000 outstanding warrants in exchange for 175,000 new warrants to purchase the Company's common stock at $0.05 per share exercisable for three years following the date of issuance.
The total value of these warrants, $604,000, has been recorded as a debt discount and was amortized over the remaining term of the debt. In addition, Ansbacher received 100,000 shares of common stock as an arrangement fee and 50,000 shares of common stock as an advisory fee valued at $3.50 per share. The Company also agreed to convert
$770,000 of debt to Ansbacher into 220,000 shares of common stock.

          In June 1994, the Company retired a note payable in the amount of $249,000 to an individual at a discounted amount, resulting in an extraordinary gain of $115,000. The note, which originated in 1985, was scheduled to be retired with a balloon payment in December 1996.

SUN WORLD OBLIGATIONS

          Sun World's financing agreements are collateralized by
substantially all of Sun World's assets.   The term
insurance company loan and term bank loan (collectively the "Term Loans") provide for principal payments in variable amounts at the end of March, August and December of each year. Additionally, the Term Loans provide for interest deferral, at the Company's option, for the Company's peak seasonal need for working capital during the months of April to July, which are payable at the end of August and September.

          The Company's financing arrangements require, among other terms, minimum amounts, as defined, of working capital and tangible net worth and minimum ratios of current assets to current liabilities and indebtedness to net worth.
Additionally, the financing arrangements with Sun World's secured lenders include covenants which restrict the Company's ability to receive distributions from Sun World, whose net assets totaled approximately $42,000,000 at December 31, 1996.


NOTE 8 - INCOME TAXES
---------------------
          As of December 31, 1996, the Company has a net operating loss (NOL) carryforward of approximately $60,808,000 for federal and $35,534,000 for state income tax purposes. Such carryforwards expire in varying amounts through the year
2012. For financial reporting purposes, the tax benefit resulting from utilization of such NOL carryforward will be applied to reduce the excess of purchase price over net assets acquired.

          In accordance with the Tax Reform Act of 1986, NOL utilization may be subject to an annual limitation. When there is a change in ownership of more than 50 percent (as defined) of a corporation, the use of any NOL existing at the date of the change of ownership is limited annually to an amount defined by law. Based upon such formula, use of approximately $25,268,000 of the federal NOL is limited to approximately $720,000 per year. An additional $20,153,000 of federal NOL is limited to approximately $4,508,000 per year for an ownership change that occurred in September 1993. The remaining $15,387,000 of federal NOL is currently available to offset federal taxable income in any future years. No annual limitations apply to the state NOL carryforwards which expire in various amounts through the year 2000.

          A reconciliation of the provision (benefit) for income taxes to the statutory federal income tax rate is as follows
(dollars in thousands):

                               Nine Months
                                   Ended          Year Ended
                                December 31,       March 31,
                               ------------       ----------
                                    1996       1996         1995
                                   -----       ----        -----
  Expected federal income
   tax benefit at 34%          $  (1,660)   $  (2,886)   $  (1,561)
  Net operating loss
   carryforward for
   financial reporting
   purposes                        1,790        2,405        1,468
  Amortization                        60           80           79
  Utilization of net
   operating losses                 (696)         -0-          -0-
  Other nondeductible
   expenses                         (135)         401           14
                                ---------    --------      ---------
                               $    (641)    $    -0-      $   -0-
                               ==========    =========     ==========

     Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities and available carryforwards. Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 1996 and March 31, 1996 were as follows
(in thousands):

                                    December 31,    March 31,
                                           1996        1996
                                           ----       -----
    Deferred tax liabilities:
      Net fixed asset
       basis difference                  $  5,786    $     -0-
      Purchase accounting adjustment          440          -0-
      State taxes                             336          -0-
      Other                                     4          -0-
                                         --------    ---------

         Total deferred tax liablities      6,566          -0-
                                         --------    ---------
    Deferred tax assets:
      Net operating losses                 23,943       21,136
      Reserve for notes receivable          1,239          -0-
      Capitalized legal fees                  892          -0-
      Basis difference in water rights         99          -0-
      Net basis difference in
       partnership investments             (4,734)      (4,337)
      State taxes                           1,478         (407)
      Other                                   237          283
                                          -------     ---------
         Total deferred tax assets         23,154       16,675

      Valuation allowance
       for deferred tax asset             (20,935)     (16,675)
                                          --------    ---------
         Total deferred tax assets, net     2,219          -0-
                                          --------    ---------
         Net deferred tax liability     $   4,347     $    -0-
                                        =========     =========

NOTE 9 - EMPLOYEE BENEFIT PLANS
-------------------------------
             In December 1994, the Company established a 401(k) Plan for all employees of Cadiz. This plan contains no eligibility requirements and contributions by the Company are at the option of the Company on a year-to-year basis.
No contributions by the Company to this plan have been made to-date.

             Sun World established a 401(k) Plan for its salaried employees on January 1, 1996. Employees must work 1,000 hours and have completed one year of service to be eligible to participate in this plan.

             In addition, Sun World maintains a defined contribution pension plan covering substantially all of its employees not covered by a collective bargaining agreement, with at least one year of service and who have worked at least 1,000 hours. Contributions are 2% of each covered employee's salary. There were no contributions made for the period from September 14, 1996 to December 31, 1996. For those hourly employees covered under a collective bargaining agreement, contributions are made to a multi employer pension plan in accordance with negotiated labor contracts and are generally based on the number of hours worked.


NOTE 10 - PREFERRED AND COMMON STOCK
------------------------------------
             During the fiscal year ended March 31, 1996, the Company completed private placements of 2,114,157 shares of its common stock, resulting in gross proceeds of $10,199,000. During the nine months ended December 31, 1996, the Company issued (i) $27.6 million of newly authorized Convertible Series A Redeemable Preferred Stock ("Series A Redeemable Preferred"); (ii) $10.0 million of newly authorized 6% Convertible Series B Preferred Stock ("Series B Preferred"); and (iii) $3.0 million of newly authorized 6% Convertible Series C Preferred Stock ("Series
C Preferred").

             A description of each series of preferred stock follows:

SERIES A REDEEMABLE PREFERRED

           Shares of Series A Redeemable Preferred were not convertible when issued, but became convertible into shares of common stock, at the option of the holder, on November 12 1996 upon the filing by the Company of an Amendment to its Certificate of Incorporation ("Amendment") increasing the Company's authorized common stock from 24,000,000 to 45,000,000, thereby allowing the Company to reserve sufficient shares of common stock for issuance upon conversion. Concurrently with the filing of the Amendment, the conversion price ("Series A Conversion Price") was set at $3.75. Holders are entitled to cumulative dividends payable semi-annually in cash or common stock at a rate of six percent (6%) per annum. During the nine months ended December 31, 1996, 200 shares of Series A Redeemable Preferred were converted at the Series A Conversion Price resulting in the issuance of 53,332 common shares. The Series A Redeemable Preferred is also mandatorily convertible in full at the option of the Company at any time prior to six months following the filing of the Amendment at the Series A Conversion Price provided that, as a condition to such conversion, the Company pay to holders one full year's worth of dividends (less the amount of any dividends theretofore paid). Holders are entitled to a mandatory liquidation preference equal to the initial purchase price of $1,000 per share if conversion has not occurred prior to September 2001. The Company will exercise its mandatory conversion right during April 1997 which will result in the issuance of 7,314,920 shares of common stock in May 1997 in replacement of all Series A Redeemable Preferred. The Series A Redeemable Preferred ranks senior and prior to the Company's common stock and on a parity with any other class or series of preferred stock. Except as provided by law, holders are not entitled to vote upon any matter submitted to a vote of the Company's stockholders.

SERIES B AND C PREFERRED

             Shares of Series B and C Preferred were immediately convertible upon issuance into shares of common stock, at the option of the holder, at a price equal to the lower of
(a) $5.8125 per share or (b) eighty-five percent (85%) of the average closing bid price over the ten-trading day period ending on the day prior to the submission of any conversion notice ("Series B/C Conversion Price"). Holders are entitled to cumulative dividends payable upon conversion or maturity in cash or common stock at a rate of six percent (6%) per annum. The Company reserves the right to redeem any shares of Series B or Series C Preferred for $11,765 per share in cash by giving holders five days notice. Any
Series B or Series C Preferred shares outstanding one year following issuance are mandatorily converted into common stock at the Series B/C Conversion Price. Holders are entitled to a liquidation preference equal to the initial purchase price of $10,000 per share. During the nine months ended December 31, 1996, 760 shares of Series B Preferred and 200 shares of Series C Preferred were converted at the Series B/C Conversion Price, resulting in the issuance of 2,627,240 common shares. The Series B and C Preferred rank senior and prior to the Company's common stock and on a parity with any other class or series of preferred stock.
Except as provided by law, holders are not entitled to vote upon any matter submitted to a vote of the Company's stockholders.


NOTE 11- STOCK-BASED COMPENSATION PLANS AND WARRANTS
----------------------------------------------------
STOCK OPTIONS AND WARRANTS

        The Company issues options pursuant to a newly adopted 1996 Stock Option Plan (the "Plan") as well as options which are not pursuant to a plan. The Plan provides for the granting of up to 3,000,000 shares. All options, whether under the Plan or not, are granted at a price not less than 100% of the fair market value at the date of option, have vesting periods ranging from issuance date to three years, have maximum terms ranging from three to five years and are issued to directors, officers, consultants and employees of the Company. During the nine months ended December 31, 1996, the Board of Directors of the Company granted options to purchase 1,800,000 shares of the Company's common stock at a weighted average fair value of $4.62 per share of which 1,350,000 options are conditional based upon terms of employment and certain performance criteria.

      Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation cost for these plans been determined using fair value, as explained below, rather than the quoted market price, the Company's net loss and loss per common share would have been reduced to the following pro forma amounts (dollars in thousands):

                                    Nine Months     Year
                                       Ended        Ended
                                    December 31,   March 31,
                                        1996         1996
                                       -----        -----
         Net loss:    As reported  $  (5,997)     $ (8,487)
                      Pro forma    $  (6,655)     $ (8,665)
         Net loss
          per common
            share:    As reported  $    (.44)(a)  $   (.48)
                      Pro forma    $    (.48)(a)  $   (.49)

------------------------------------
          (a) After adjustment for accrued and imputed preferred dividends during the nine months ended December 31, 1996 of $674 and $2,451, respectively.

      The fair value of each option granted during the periods reported was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the grants for the nine months ended December 31, 1996 and the fiscal year ended March 31, 1996, respectively: risk free interest rate of 6.58% and 6.15%; expected life of expiration date less one year for both periods; expected volatility of 52.68% and 53.87% and no dividend yield.

          The following table summarizes stock option activity for the periods noted. All options listed below were issued to officers, directors, employees and consultants.

                                    Options      Weighted-
                                  Outstanding     Average
                                    Number      Exercise Price
                                   -----------  --------------
Outstanding at March 31, 1994       1,801,890     $  1.57
  Granted                           1,872,000     $  4.48
  Expired or cancelled                 (4,500)    $  4.63
  Exercised                        (1,333,890)    $  1.49
                                  ------------

Outstanding at March 31, 1995       2,335,500     $  3.95
  Granted                             607,500     $  5.19
  Expired or cancelled                 (7,000)    $  4.89
  Exercised                          (145,000)    $  2.50
                                   ----------
Outstanding at March 31, 1996       2,791,000     $  4.29
  Granted                           1,800,000     $  4.62
  Expired or cancelled               (400,000)    $  5.50
  Exercised                          (325,000)    $  2.79
                                    ---------
Outstanding at December 31, 1996    3,866,000(a)  $  4.44
                                    =========     =======
Options exercisable at
            March 31, 1995          1,935,500     $  4.07
                                    =========     =======
Options exercisable at
            March 31, 1996          2,116,000     $  4.34
                                    =========     =======
Options exercisable at
            December 31, 1996       1,966,000     $  4.30
                                    =========     =======
Weighted-average fair
  value of options granted
  during the nine-month
  period  ended
  December 31, 1996                $    4.62
                                    =========

Weighted-average remaining
  contractual life of options
  outstanding at
  December 31, 1996                 3.2 years
                                    ==========
-----------------------------
(a) Exercise prices vary from $1.25 to $5.50 and expiration dates vary from January 1997 to September 2001. Approximately 84% of the options outstanding at December 31, 1996 had an exercise price between $4.50 and $5.50 with a weighted-average remaining contractual life of 3.6 years.

     During the nine months ended December 31, 1996 and the years ended March 31, 1996 and 1995, the Company issued warrants of 30,000, 10,000 and 35,000 with weighted-average exercise prices of $0.05, $3.55 and $0.05, respectively. During the nine months ended December 31, 1996 and the year ended March 31, 1995, 10,000 warrants with a weighted-average exercise price of $3.55 and 113,700 warrants with a weighted-average exercise price of $2.50 were exercised, respectively. No warrants expired or were cancelled during any of the three periods discussed. At December 31, 1996 there were 240,000 warrants outstanding all of which are issued to Rabobank at an exercise price of $0.05 per share and expire December 31, 2000. See Note 7 for further discussion of these warrants.

RESTRICTED STOCK AWARD

             Following the Sun World acquisition in 1996, the Company's Chief Executive Officer was awarded a stock bonus of 125,000 shares of restricted common stock at no cost.
The issuance of these shares is dependent, with respect to 50,000 shares, upon the achievement of certain performance criteria. The remaining 75,000 shares are issuable in equal annual installments over a three year period based upon the continued employment of the officer. Compensation expense, representing the market value at the date of grant, will be recognized as earned over the period of service.


NOTE 12 - COMMITMENTS AND CONTINGENCIES
---------------------------------------
             In 1995, Sun World entered into an agreement with its major corrugated container supplier in connection with a prepetition liability settlement. The settlement stipulated that the original agreement to purchase containers from the supplier would remain in effect until March 21, 1998 and required the Company to issue a secured note payable to the supplier (see Note 7). Thereafter, the original agreement will automatically renew unless either party gives written notice ninety days prior to the end of the renewal period.

      In December 1995, the Company filed an action relative to the proposed construction and operation of a landfill to be located adjacent to the Company's Cadiz property (the "Rail-Cycle Project"), with the Superior Court in San Bernardino County, California. The action challenges the various decisions by the County of San Bernardino relative to the Rail-Cycle Project. Named in this action, in addition to the County of San Bernardino, were the Board of Supervisors of the County of San Bernardino, three individual members of the Board of Supervisors, an employee of the County and Rail-Cycle, L.P. whose general partner is controlled by WMX Technologies, Inc. (formerly Waste Management, Inc.). The Company alleges that the actions of the County of San Bernardino did not comply with the guidelines prescribed by the California Environmental Quality Act and violated state planning and zoning laws.
The action seeks to set aside the county certification of the EIR/EIS and approval of the proposed Rail-Cycle project. The Company continues to believe the proposed Rail-Cycle project, if constructed and operated as currently designed, poses environmental risks both to the Company's agricultural operations at Cadiz and to the groundwater basin underlying the Cadiz property. Accordingly, the Company intends to pursue a claim for damages against the County of San Bernardino and Rail-Cycle and, therefore, the action also seeks compensatory damages in excess of $75 million. The
action is currently in the discovery phase.   The court has
set July 11, 1997 to commence a hearing on the Company's land use and regulatory claims. A trial on the issue of the Company's monetary damages will be scheduled at a later date. The Company intends to continue vigorously prosecuting its claims. The Company incurred $394,000 and $1,919,000 during the nine months ended December 31, 1996 and the year ended March 31, 1996, respectively, in connection with this matter.

             In the normal course of its agricultural operations, the Company handles, stores, transports and dispenses products identified as hazardous materials. Regulatory agencies periodically conduct inspections and, currently, there are no pending claims with respect to hazardous materials.

             The Company is involved in other legal and administrative proceedings and claims. In the opinion of management, the ultimate outcome of each proceeding or all such proceedings combined will not have a material adverse impact on the Company's financial statements.

                             * * *

SCHEDULE I - CONDENSED FINANCIAL INFORMATION of REGISTRANT

Consolidated Balance Sheet
December 31, 1996
($ in thousands)
                                  Assets
                                  ------
 Current assets:
       Cash and cash equivalents                $    2,132
       Accounts receivable, net                         31
       Inventories                                       7
       Due from subsidiary                             332
       Prepaid expenses and other                      274
                                                ----------
       Total current assets                          2,776

Investment in subsidiary                            42,460
Property, plant and equipment, net                  11,241
Land held for development                           12,671
Water rights and transfer and
  storage projects                                   2,683
Other assets                                           150
Excess purchase price over net
  assets acquired, net                               4,981
                                                ----------
                                                $   76,962
                                                ==========

  Liabilities, Redeemable Preferred Stock, Preferred Stock,
           Common Stock & Other Stockholders' Equity
   --------------------------------------------------------

Current liabilities:
      Accounts payable                          $    1,332
      Accrued liabilities                            1,513
      Deferred revenue                                 375
      Long-term debt, current portion                  518
                                                ----------
      Total current liabilities                      3,738

Long-term debt                                      17,992

Other Liabilities                                       60

Commitments and contingencies

Series A redeemable preferred stock -
  $.01 par value; ($1,000 liquidation value);
  60,000 shares authorized;
  27,431 shares issued and outstanding at
  December 31, 1996                                 27,431

Preferred stock - $.01 par value;
  40,000 shares authorized,
  340 shares issued and outstanding at
  December 31, 1996                                      -

Common stock - $.01 par value; 45,000,000
  shares authorized; shares issued and
  outstanding - 23,445,868 at
  December 31, 1996 and 19,247,611 at
  March 31, 1996                                       234

Additional paid-in capital                          88,574

Accumulated deficit                                (61,067)
                                                   --------
                                                $   76,962
                                                 ==========

See accompanying notes to the consolidated financial statements.


SCHEDULE I - CONDENSED FINANCIAL INFORMATION of REGRISTRANT (Continued)

Consolidated Statement of Cash Flows
($ in thousands)

                                           For the Nine Months
                                                  Ended
                                            December 31, 1996
                                           -------------------
Cash flows from operating activities:
         Net loss                              $  (5,174)
         Adjustments to reconcile net
           loss to cash used for
           operating activities:
             Depreciation and amortization         1,388
             Interest capitalized to debt            481
             Changes in operating assets
               and liabilities:
             Decrease in accounts receivable         411
             Decrease in inventories                 259
             Increase in due from subsidiary        (923)
             Increase in prepaid expenses and other (317)
             Decrease in accounts payable           (441)
             Increase in accrued liabilities         219
             Increase in deferred revenue            375
                                                ---------
            Net cash used for operating
              activities                          (3,722)
                                                ---------
Cash flows from investing activities:
         Additions to property, plant
          and equipment                              (27)
         Land purchase and development              (490)
         Water transfer and storage projects        (187)
         Acquisition of Sun World                (36,587)
                                                --------
            Net cash used for investing
              activities                         (37,291)
                                                --------
Cash flows from financing activities:
         Net proceeds from issuance of stock      37,761
         Proceeds from short-term debt               347
         Principal payments on short-term debt       (17)
         Dividends paid on conversion of
           preferred stock                           (99)
                                                --------
            Net cash provided by
              financing activities                37,992

Net decrease in cash and cash equivalents         (3,021)

Cash and cash equivalents, beginning of period     5,153
                                                --------
Cash and cash equivalents, end of period       $   2,132
                                               =========

See accompanying notes to the consolidated financial statements.


SCHEDULE I - CONDENSED FINANCIAL INFORMATION of REGISTRANT (Continued)

Consolidated Statement of Operations
(In thousands except per share data)

                                       For the Nine Months
                                              Ended
                                        December 31, 1996
                                        -----------------
Revenues                                       $  1,278
                                               --------
Costs and expenses:
   Cost of sales                                  1,329
   Resource development                           1,133
   Landfill prevention activities                   394
   General and administrative                     2,073
   Depreciation                                     598
   Amortization                                     175
                                               --------
   Total costs and expenses                       5,702
                                               --------
Operating loss                                   (4,424)
Interest expense, net                             1,391
                                               --------
Net loss before income taxes                     (5,815)

Income tax benefit                                  641
                                               --------
Net Loss                                         (5,174)

Less: Preferred stock dividends                    (674)

      Imputed dividend on preferred stock        (2,451)
                                               ---------

Net loss applicable to common stock           $  (8,299)
                                              =========
Net loss per common share                     $    (.41)
                                              =========
Weighted average shares outstanding              20,500
                                              =========

See accompanying notes to the consolidated financial statements.


SCHEDULE II - VALUATION & QUALIFYING ACCOUNTS

For the nine ended December 31, 1996 and the years ended
 March 31, 1996 and 1995
($ in thousands)

                                                  Additions
                            Balance   Charge   -----------------
                              at        to      Charge            Balance
                          Beginning    Costs      to                at
                              of        and      Other    Deduc-   End of
                           Period     Expenses  Accounts  tions    Period
                         -----------  --------  --------  -----   --------
Nine months ended
  December 31, 1996

   Allowance for
    doubtful accounts        $   -0-   $  107   $  373   $  -0-   $   480

   Amortization of excess
    of purchase price over
    net assets acquired        1,851      175      -0-      -0-     2,026
                            --------   ------   ------    ------   ------
                            $  1,851   $  282   $  373   $  -0-   $ 2,506
                            ========   ======   ======   ======   =======
Fiscal year ended
  March 31, 1996

  Allowance for
   doubtful accounts       $     -0-   $  -0-   $  -0-   $  -0-   $   -0-

  Amortization of excess
   of purchase price over
   net assets acquired        1,617       234      -0-      -0-     1,851
                           --------    -------  ------    ------   ------
                           $  1,617   $   234   $  -0-    $ -0-   $ 1,851
                           ========   =======   ======    ======  =======

Fiscal year ended
  March 31, 1995

  Allowance for
   doubtful accounts      $    -0-   $   -0-   $   -0-   $  -0-   $   -0-

  Amortization of excess
   of purchase price over
   net assets acquired       1,383       234       -0-       -0-     1,617
                          --------   -------   -------   -------   -------
                          $  1,383   $   234   $   -0-   $   -0-   $ 1,617
                          ========   =======   =======   =======   =======


             CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (Nos. 33-73936, 33-83360, 33-63065 and 33-63667) of Cadiz Land Company, Inc. of our report dated March 7, 1997, except for Note 7, which is as of March 31, 1997, appearing on page 35 of this Form 10-K.


/s/ Price Waterhouse LLP
-------------------------
Price Waterhouse LLP



Los Angeles, California
April 11, 1997