Form 10-Q
period 1997-03-31
CADIZ LAND CO INC
filed 1997-05-14
CIK 727273

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                         FORM 10-Q

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1997

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

                               Yes   X      No
                                   ----

The number of shares outstanding of each of the Registrant's classes of Common Stock at May 13, 1997 was 31,953,616 shares of Common Stock, par value $0.01.


                                   Cadiz Land Company, Inc.
Index to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 1997           Page(s)


   I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       A.    Statement of Operations . . . . . . . . . . . 1
       B.    Balance Sheet . . . . . . . . . . . . . . . . 2
       C.    Statement of Cash Flows . . . . . . . . . . . 4
       D. Statement of Redeemable Preferred Stock, Preferred Stock, Common Stock and Other
             Stockholders' Equity  . . . . . . . . . .. . .5
       E.    Notes . . . . . . . . . . . . . . . . .  . . .6

  II.  SUPPLEMENTARY INFORMATION
       A.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations. 7
       B.    Other Information . . . . . . . . . . . . . . 13
       C.    Signatures . . . . . . . . . . . . . . . . . .14


                        CADIZ LAND COMPANY, INC.
              Condensed Consolidated Statement of Operations


For the Three Months Ended March 31,       1997      1996
                                         --------   -------
                             ($ in thousands except per share data)
                                         (unaudited)

Revenues                                 $  4,805    $  321
                                          --------  --------
Costs and expenses:
    Cost of sales                           5,018       863
    Resource development                       75       109
    Landfill prevention activities            204     1,248
    General and administrative              2,616       519
    Depreciation                              475       211
    Amortization                               58        59
                                          --------  --------
    Total costs and expenses                8,446     3,009
                                          --------  --------
Operating loss                             (3,641)   (2,688)

Other (income) expense                        (82)      -0-

Interest expense, net                       3,837       453
                                         --------  --------
Net loss                                   (7,396)   (3,141)

Less:  Preferred stock dividends             (438)      -0-
                                         --------  --------
Net loss applicable to common stock        (7,834)   (3,141)
                                          ========  ========
Net loss per common share                $   (.33) $   (.17)
                                         =========  ========

Weighted average shares outstanding        23,800    18,500
                                         =========  ========




See accompanying notes to the consolidated financial statements.


                          CADIZ LAND COMPANY, INC.
                    Condensed Consolidated Balance Sheet


                                       March 31,    December 31,
                                         1997          1996
                                     ----------       ---------
                                     (unaudited)

(Assets ($ in thousands):

Current assets:
 Cash and cash equivalents            $  19,163      $    33,307
 Accounts receivable, net                 3,838            7,533
 Assets held for sale                     4,771            6,534
 Inventories                             21,006           14,121
 Prepaid expenses and other                 960            1,225
                                       --------      -----------
   Total current assets                  49,738           62,720

Investment in partnerships                5,731            6,122

Property, plant and equipment, net      137,603          137,897

Land held for development                12,680           12,671

Water rights and transfer and
 storage projects                         4,964            4,705

Other assets                              1,635            1,695

Excess purchase price over net
 assets acquired, net                     4,922            4,980
                                       --------        ---------
                                     $  217,273      $   230,790
                                     ==========      ===========

See accompanying notes to the consolidated financial statements.


                            CADIZ LAND COMPANY, INC.

                      Condensed Consolidated Balance Sheet


                                    March  31,    December 31,
                                       1997          1996
                                    ---------      ----------
                                   (Unaudited)

Liabilities and Other Stockholders' Equity
($ in thousands)

Current liabilities:
 Accounts payable                   $    5,513     $  7,435
 Accrued liabilities                     4,032        5,172
 Long-term debt, current portion         4,810        4,753
 Other current liabilities                 153          591
                                     ---------     ---------

  Total current liabilities             14,508       17,951

Long-term debt                         146,118      149,111

Deferred income taxes                    4,347        4,347

Other liabilities                        4,284        4,209

Commitments and contingencies

Series A redeemable preferred
   stock - $.01 par value
 ($1,000 liquidation value);
 60,000 shares authorized;
 27,431 shares issued and
 outstanding at March 31, 1997
 and December 31, 1996                  27,431       27,431

Preferred stock - $.01 par value;
 40,000 shares authorized,
 shares issued and outstanding -
 100 at March 31, 1997 and
 340 shares at December 31, 1996

Common stock - $.01 par value;
 45,000,000 shares
 authorized; shares issued and
 outstanding - 24,191,300 at
 March 31, 1997 and 23,445,868
 at December 31, 1996                      242          234

Additional paid-in capital              89,244       88,574

Accumulated deficit                    (68,901)     (61,067)
                                     ---------    ---------
                                     $ 217,273    $ 230,790
                                     =========    ==========


See accompanying notes to the consolidated financial statements.

                    CADIZ LAND COMPANY, INC.

           Condensed Consolidated Statement of Cash Flows

For the Three Months Ended March 31,          1997         1996
                                            ---------    ---------
                                               ($ in thousands)
                                                 (unaudited)
Cash flows from operating activities:
 Net loss from operations                   $ (7,396)    $  (3,141)
 Adjustments to reconcile net loss
  from operations to cash
  used for operating activities:
   Depreciation and amortization                 731           482
   Issuance of shares for refinancing            140           -0-
   Interest capitalized to debt                  250            94
   Share of partnership operations              (398)          -0-
   Changes in operating assets and
     liabilities, net of acquisition of
    Sun World:
     Decrease (increase) in
       accounts receivable                     3,695          (117)
     Increase in inventories                  (5,393)          -0-
     (Increase) decrease in prepaid
        expenses and other                        67           265
     (Decrease) increase in accounts
        payable                               (1,922)          944
     (Decrease) in accrued liabilities        (1,548)          -0-
     (Decrease) in other current
       liabilities                              (438)          -0-
     Increase in other liabilities                75           -0-
                                             --------     --------
    Net cash used for operating
     activities                              (12,137)       (1,473)
                                            ---------      --------
Cash flows from investing activities:
 Additions to property, plant and
   equipment                                    (291)         (141)
 Proceeds from disposal of property,
   plant and equipment                         1,764           -0-
 Land purchase and development                   (27)         (243)
 Water transfer and storage projects            (259)         (104)
 Additions to developing crops                (1,363)          -0-
 Partnership distributions                       790           -0-
 Decrease in other assets                         59           -0-
 Acquisition of Sun World, net of
   cash acquired                                 -0-          (693)
                                              --------     --------

    Net cash provided by (used for)
     investing activities                        673        (1,181)
                                              --------     --------
Cash flows from financing activities:
 Net proceeds from issuance of stock             505         5,058
 Principal payments on long-term debt         (3,260)         (152)
 Proceeds from short-term debt                    75           301
                                              --------     --------
    Net cash provided by (used for)
    financing activities                      (2,680)        5,207
                                              --------     --------

Net increase (decrease) in cash
 and cash equivalents                        (14,144)        2,553

Cash and cash equivalents, beginning
 of period                                    33,307         2,600
                                             --------      --------

Cash and cash equivalents, end of period   $  19,163     $   5,153
                                           =========     ==========


See accompanying notes to the consolidated financial statements.


                     CADIZ LAND COMPANY, INC.


      Condensed Consolidated Statement of Redeemable Preferred Stock,
       Preferred Stock, Common Stock and Other Stockholders' Equity


For the Three Months Ended March 31, 1997

($ in thousands)
            Redeemable      Preferred                    Additional
          Preferred Stock     Stock        Common Stock    Paid-in  Accumulated
          ---------------- -----------   ---------------  --------  -----------
          Shares    Amount Shares Amount Shares    Amount  Capital    Deficit

Balance as
 of
 December
 31, 1996  27,431  $ 27,431  340  $ -   23,445,868  $ 234  $ 88,574  $ (61,067)

Exercise
 of stock
 options
 and
 warrants                                  131,000      2       503

Issuance of
 stock for
 refinancing                                30,000              140

Dividends
 paid in
 common
 stock on
 conversion
 of
 preferred
 stock                                       9,392               33

Accrued
 dividends
 on preferred
 stock                                                                    (438)

Conversion of
 preferred
 stock to
 common stock               (240)          575,040      6         (6)

Net loss                                                                (7,396)
            ------ -------  ----- ----  ---------  ------  -------- ----------

As of
 March 31,
 1997       27,431 $ 27,431  100  $ -   24,191,300  $ 242  $ 89,244  $ (68,901)
           ======= ======== ====  ===== ==========  =====  ========  ==========

See accompanying notes to the consolidated financial statements.


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
------------------------------
   The Condensed Consolidated Financial Statements have been prepared by the Company without audit and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Form 10-K for the nine month period ended December 31, 1996. The foregoing Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments which the Company considers necessary for a fair presentation. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

   See Note 2 to the Condensed Consolidated Financial Statements included in the Company's latest Form 10-K for a discussion of the Company's accounting policies.

NOTE 2 - LONG-TERM DEBT
-----------------------
   On April 16, 1997 Sun World completed a private placement of $115.0 million in secured notes (the "Sun World Notes"). The Sun World Notes were sold through Smith Barney Inc., as initial purchaser, to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act of 1933, as amended (the "Securities Act")) and a limited number of institutional "accredited investors" (as defined in the Securities Act). The proceeds from the issuance of the Sun World Notes, when combined with Sun World's existing cash and cash made available under a $30 million Revolving Credit Facility entered into by Sun World concurrently with the issuance of the Sun World Notes, were used to retire Sun World's existing indebtedness to John Hancock Mutual Life Insurance Company ("John Hancock") and Caisse Nationale de Credit Agricole, acting through its Grand Cayman branch ("Credit Agricole") as well as the Company's existing indebtedness to Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank").

SUN WORLD OBLIGATIONS

   The Sun World Notes, which were issued in the principal amount of $115 million on April 16, 1996 and will mature on April 15, 2004, accrue interest at the rate of 11-1/4% per annum. Interest only is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1997. The Sun World Notes are secured by a first lien on substantially all of the assets of Sun World and its subsidiaries, other than growing crops, crop inventories and accounts receivable and proceeds thereof, which secure the Revolving Credit Facility. The Sun World Notes are also secured by the guarantee of the Company and the pledge by the Company of all of the stock of Sun World.

   Sun World's $30 million Revolving Credit Facility matures in one year and is guaranteed by the Company. Amounts borrowed under the Revolving Credit Facility will accrue interest at either prime plus 1.50% or LIBOR plus 2.50%, at Sun World's election, with an additional .50% payable for advances on eligible inventory above specified levels.

NOTE 3 - PREFERRED AND COMMON STOCK
----------------------------------
   During the three months ended March 31, 1997, 140 shares of Series B Preferred Stock ("Series B Preferred") and 100 shares of Series C Preferred Stock ("Series C Preferred") were converted into 333,529 and 241,511 shares of common stock, respectively. Dividends paid in common stock on conversion of the Series B Preferred and Series C Preferred totalled 9,392 shares of common stock.

   In addition, the Company delivered notice of exercise of its conversion right to mandatorily convert all of the outstanding shares of the Series A Redeemable Preferred Stock ("Series A Preferred"). Accordingly, on May 7, 1997, the 27,431 shares of Series A Preferred were converted into 7,314,917 shares of common stock. In addition, as a condition to such conversion, the Company paid holders of the Series A Preferred one full year's worth of dividends (less the amount of any dividends theretofore paid). Such dividends were paid in the form of 166,312 shares of common stock.


MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(UNAUDITED)

GENERAL

   On September 13, 1996, the Company acquired all of the outstanding capital stock of Sun World. The Company's acquisition of Sun World was accounted for on a consolidated basis using the purchase method of accounting. The Consolidated Financial Statements include Sun World from the date of acquisition. In addition, the Company has changed its fiscal year from March 31 to December 31 in order to align the Company's year end with that of Sun World.

RESULTS OF OPERATIONS

   The financial statements set forth herein for the first calendar quarter ending March 31, 1997, reflect the results of operations for both the Company and Sun World for the period January 1, 1997 through March 31, 1997. The results of operations of Sun World prior to the September 13, 1996 acquisition date have not been consolidated with those of the Company. As a result of the foregoing, direct comparisons of the Company's consolidated results of operations for the three months ended March 31, 1997 with results for the three months ended March 31, 1996 will not, in the view of management of the Company, prove meaningful. Instead, a summary of the Sun World elements which management of the Company believes essential to an analysis of the results of operations for such periods is presented below. For purposes of this summary, the term Sun World will be used, when the context so requires, with respect to the operations and activities of the Company's Sun World subsidiary, and the term Cadiz will be used, when the context so requires, with respect to those operations and activities of the Company not involving Sun World.

   The Company's net income or loss in future fiscal periods will be largely reflective of the operations of Sun World. Sun World conducts its operations through four operating divisions: farming, packing, marketing and proprietary product development. Net income from farming operations varies from year to year primarily due to yield and pricing fluctuations which can be significantly influenced by weather conditions, and are, therefore, generally subject to greater annual variation than Sun World's other divisions. However, the geographic distribution of Sun World's farming operations and the diversity of its crop mix makes it unlikely that adverse weather conditions would affect all of Sun World's properties or all of its crops in any single year. Nevertheless, as net profit from Sun World's packing, market operations and proprietary product development tends to be more consistent from year to year than net profit from Sun World's farming operations, Sun World is seeking to expand volume in the packing and marketing areas by increasing the number of growers with which Sun World maintains packing and marketing arrangements. Sun World is also actively exploring various domestic and international opportunities to license selected proprietary fruit varieties.

   The following discussion contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements throughout this document.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31,
1996
-------------------------------------------------------------------------------
   The Company's agricultural operations are impacted by the general seasonal trends that are characteristic of the agricultural industry. Sun World has historically received the majority of its net income during the second and third quarters following the harvest and sale of its table grape and tree fruit crops. Due to this concentrated activity, Sun World has, therefore, historically incurred a loss with respect to its agricultural operations in the first and fourth calendar quarters.

   The table below sets forth, for the periods indicated, the results of operations for the Company's four main operating divisions (before elimination of any interdivisional charges) as well as the categories of costs and expenses incurred by the Company which are not included within the divisional results (in thousands):

                                           Three Months Ended
                                               March 31,
                                               ---------
                                              1997       1996
                                              ----       ----
Divisional net income (loss):
          Farming                          $    106      (542)
          Packing                              (522)      -0-
          Marketing                            (203)      -0-
          Proprietary product development       241       -0-
                                            -------     ------
                                               (378)     (542)

Resource development expense                     75       109
Landfill prevention expense                     204     1,248
General and administrative expense            2,451       519
Depreciation expense                            475       211
Amortization                                     58        59
Other (income) expense                          (82)      -0-
Interest expense                              3,837       453
                                           --------   -------
Net loss                                   $ (7,396) $ (3,141)
                                           ========   ========

    The consolidated net loss for the quarter ended March 31, 1997 was $7.4 million compared to a loss of $3.1 million for the same period last year. Since farming, packing and marketing operations are highly seasonal in nature, the Company does not view the first quarter net loss as indicative of results to be expected during the remainder of the current year.

    FARMING OPERATIONS. The Company's agricultural properties, which total approximately 18,900 acres, are primarily dedicated to producing permanent commercial crops and, to a lesser extent, row crops. Net income from farming operations, totaling $0.1 million for the quarter ended March 31, 1997, primarily resulted from the harvest of carrots and artichokes under third party arrangements, lemon operations at the Cadiz ranch, and sub lease income from the Cadiz vineyard. For the quarter ended March 31, 1996, the $0.5 million loss from farming operations resulted primarily from the Cadiz citrus operations.

    PACKING OPERATIONS. The Company experienced a net loss of $0.5 million at Sun World's four packing and handling facilities during the quarter ended March 31, 1997. During the quarter, the Company packed 390,000 units and handled 457,000 units which primarily consisted of citrus products packed for third party growers in the Coachella Valley. Packing and handling revenue for these operations of $1.6 million was more than offset by $2.1 million of expenses largely due to the fixed infrastructure costs associated with the Company's four packing facilities. Packing operations generally reflect a loss during the first quarter of the year as less than 10% of the annual
volume is packed or handled during the quarter.   As all of the Company's
packing operations are conducted through Sun World, no such operations were conducted by the Company during the 1996 period.

    MARKETING OPERATIONS. The Company's marketing operations include selling, merchandising and promoting Sun World grown products, as well as providing these services for third party growers. During the three months ended March 31, 1997, a total of 872,000 units were sold consisting primarily of citrus from domestic third party growers, sweet red and yellow peppers through a Mexican joint venture and Chilean grapes and tree fruit. These unit sales resulted in marketing revenue of $0.7 million. Marketing expenses totaled $0.9 million for the quarter ended March 31, 1997 resulting in a net loss from marketing operations of $0.2 million. Similar to the packing operations, marketing operations generally reflect a loss during the first quarter of the year as less than 10% of the annual volume of units are sold occur during the quarter. As all of the Company's marketing operations are conducted through Sun World, no such operations were conducted by the Company during the 1996 period.

    PROPRIETARY PRODUCT DEVELOPMENT. Sun World has a long history of product innovation, and its research and development center maintains a fruit breeding program that has introduced dozens of proprietary fruit varieties during the past five years. In addition, Sun World has a 50% interest in American Sunmelon, a partnership engaged in proprietary development, production and marketing of seedless watermelon seed. During the three months ended March 31, 1997, net income from proprietary product development was $0.2 million consisting of the Company's share of partnership income totaling $0.4 million offset by $0.2 million in research and development expenses. As proprietary product development is conducted solely through Sun World, no such activity was conducted by the Company during the 1996 period.

    RESOURCE DEVELOPMENT. Expenses recorded in this category consist of costs incurred in the land and water resource development of the Company's landholdings. These costs include the operating costs associated with the Company's continual evaluation of additional potential land acquisition sites, such as overhead, legal and travel, as well as the costs associated with the development and transfer of surplus water from the Company's Cadiz and Piute properties. Resource development expenses totaled $0.1 million for the three months ended March 31, 1997 and 1996.

    LANDFILL PREVENTION ACTIVITIES.    The Company is engaged in opposition to
the proposed construction and operation of a landfill to be located adjacent to its Cadiz Valley property, and has filed a lawsuit seeking, among other things, to set aside regulatory approvals for the landfill project. During the three months ended March 31, 1997, expenses incurred in connection with activities in opposition to the project, such as litigation costs and professional fees and expenses totaled $0.2 million as compared to $1.2 million during the 1996 period. The decrease is due to the fact that the lawsuit is in the discovery phase; however, management believes expenses in the future will increase since the Company plans to vigorously oppose the proposed project.

    GENERAL AND ADMINISTRATIVE EXPENSES.   General and administrative expenses
during both the three months ended March 31, 1997 and the three months ended March 31, 1996 consisted primarily of corporate operating expenses, professional fees and salaries. These expenses increased by $2.0 million during the three months ended March 31, 1997 as compared to the 1996 period primarily due to the addition of Sun World administrative costs in the amount of $1.7 million for the three months ended March 31, 1997.

    DEPRECIATION EXPENSE. Depreciation expense for the quarter ended March 31, 1997 totaled $0.5 million compared to $0.2 million for the same period in 1996. The increase is attributable to depreciation relating to the acquired
Sun World assets.

    INTEREST EXPENSE. Net interest expense totaled $3.8 million during the three months ended March 31, 1997, compared to $0.5 million during the same period in 1996. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                              Three Months Ended
                                                   March 31,
                                                   ---------
                                                1997      1996
                                              --------  --------
Interest on outstanding debt - Sun World      $  3,263  $    -0-
Interest on outstanding debt - Cadiz               278       256
Amortization of financing costs                    687       224
Interest income                                   (391)      (27)
                                              --------  --------
                                              $  3,837   $   453
                                              ========   =======
    The increase in interest on outstanding debt during the 1997 period is attributable to the long-term debt acquired as part of the Sun World acquisition and an increased level of borrowing by Cadiz. Financing costs, which include legal fees and extension fees, are amortized over the life of the debt agreement.

LIQUIDITY AND CAPITAL RESOURCES

    GENERAL DISCUSSION OF LIQUIDITY AND CAPITAL RESOURCES. Pursuant to its business strategy, the Company has utilized its working capital primarily for development purposes; that is, for purposes designed to increase the long-term value of its properties. As the Company has not received significant revenues from its water resource development activity to date, the Company has been required to obtain financing to bridge the gap between the time water resource development expenses are incurred and the time that revenue will commence. Accordingly, the Company has looked to outside funding sources to address its liquidity and working capital needs. Historically, the Company has addressed these needs primarily through secured debt financing arrangements with its lenders, private equity placements and the exercise of outstanding stock options. However, following the completion of an offering by Sun World of $115.0 million in secured notes and a $30.0 million Revolving Credit Facility, as further discussed below, the Company believes it will be able to meet its working capital needs without looking to additional outside funding sources, although no assurances can be made. See "Current Financing Arrangements" and "Equity Placements," below.

     On April 16, 1997, Sun World completed a private placement of $115.0 million in secured notes (the "Sun World Notes"). The Sun World Notes were sold through Smith Barney Inc., as initial purchaser, to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act of 1933, as amended (the "Securities Act")) and a limited number of institutional "accredited investors" (as defined in the Securities Act). The proceeds from the issuance of the Sun World Notes, when combined with Sun World's existing cash and cash made available under a $30 million Revolving Credit Facility entered into by Sun World concurrently with the issuance of the Sun World Notes, were used to retire Sun World's existing indebtedness to John Hancock Mutual Life Insurance Company ("John Hancock") and Caisse Nationale de Credit Agricole, acting through its Grand Cayman branch ("Credit Agricole"), as well as Cadiz' existing indebtedness to Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank") (referred to hereinafter as the "Debt Refinancing" ).

    Under Sun World's historical working capital cycle, working capital is required primarily to finance the costs of growing and harvesting crops, which occurs from January through September with a peak need in June. Sun World harvests and sells the majority of its crops during the period from May through September, when it receives the majority of its revenues. In order to bridge the gap between incurrence of expenditures and receipt of revenues, large cash outlays are required each year. Prior to its Debt Refinancing, Sun World's cash balance was sufficient to provide for these seasonal working capital requirements without the need for additional outside funding.
However, a substantial portion of Sun World's cash on hand was used upon issuance of the Sun World Notes to fund debt repayments. Therefore, Sun World will depend upon the Revolving Credit Facility to meet its seasonal working capital needs in 1997.

    After giving effect to the issuance of the Sun World Notes and the application of the net proceeds therefrom, Sun World has $120.0 million of indebtedness outstanding and $30.0 million of borrowing availability under the Revolving Credit Facility. Cadiz has approximately $10.0 million of indebtedness outstanding. See "Cadiz Obligations," below. Management believes that the terms of the Company's debt facilities following the issuance of the Sun World Notes are more favorable to the Company than the terms of the retired debt facilities. See "Outlook," below.

    CURRENT FINANCING ARRANGEMENTS.

    SUN WORLD OBLIGATIONS

    The Sun World Notes, which were issued in the principal amount of $115 million on April 16, 1997 and will mature on April 15, 2004, accrue interest at the rate of 11-1/4% per annum. Interest only is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1997. The Sun World Notes are secured by a first lien on substantially all of the assets of Sun World and its subsidiaries, other than growing crops, crop inventories and accounts receivable and proceeds thereof, which secure the Revolving Credit Facility. The Sun World Notes are also secured by the guarantee of Cadiz and the pledge by Cadiz of all of the stock of Sun World.

    Sun World entered into a one year $30 million Revolving Credit Facility which is guaranteed by Cadiz. Amounts borrowed under the Revolving Credit Facility will accrue interest at either prime plus 1.50% or LIBOR plus 2.50%, at Sun World's election, with an additional .50% payable for advances on eligible inventory above specified levels.

    CADIZ OBLIGATIONS

    As discussed in the Company's latest Form 10-K, Cadiz' primary current lender is ING Baring (U.S.) Capital Corporation ("ING"). The maturity date of the ING obligations is April 30, 1998 (with the interest rate of such obligations adjusted as of May 1, 1997 to LIBOR plus 200 basis points, payable at LIBOR only semi-annually, with the remaining accrued interest added to principal). Currently, ING holds a senior deed of trust on substantially all of Cadiz' non-Sun World related property.

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

    CASH USED FOR OPERATING ACTIVITIES. Cash used for operating activities totaled $12.1 million for the three months ended March 31, 1997 as compared to cash used for continuing operating activities of $1.5 million for the same period in 1996. The increase in cash used for operating activities primarily resulted from the inclusion of Sun World's operations and seasonal working capital requirements in the 1997 period. Significant working capital changes included a decrease in accounts payable of $1.9 million and the increase in inventories of $5.4 million attributable to the seasonality of Sun World's agricultural operations offset by the decrease in accounts receivable of $3.7 million.

    CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES. Cash provided by investing activities totaled $0.7 million during the three months ended March 31, 1997 as compared to cash used for investing activities of $1.2 million during the prior year's period. Although the Company invested $1.4 million in developing crops and $0.6 million in the purchase of land, property, plant and equipment and in furtherance of its water transfer and storage projects, the Company received proceeds of $1.8 million from the disposal of underproducing Sun World assets through an asset disposal program. In addition, partnership distributions received by Sun World totaled $0.8 million.

   CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES. Cash used for financing activities totaled $2.7 million for the three months ended March 31, 1997 as compared to cash provided by financing activities of $5.2 million during the quarter ended March 31, 1996. Principal payments on long-term debt totaled $3.3 million for the three months ended March 31, 1997. Net proceeds from the exercise of previously outstanding stock options totaled $.5 million during the three months ended March 31, 1997.

OUTLOOK

    With the issuance of the Sun World Notes, the Company believes that, based upon current levels of operations and anticipated growth, Sun World can adequately service its indebtedness and meet its seasonal working capital needs utilizing available internal cash and the Revolving Credit Facility. Although the indenture securing the Sun World Notes (the"Sun World Indenture") and agreements between Cadiz and its principal current lender restrict the amount of cash that can flow from Sun World to Cadiz and vice versa, Cadiz expects to be able to meet its ordinary working capital needs, in the short-term, through a combination of quarterly management fee payments from Sun World, payments from Sun World under an agricultural lease whereby Sun World now operates the Company's 1,600 acres of developed agricultural property at Cadiz, California, and the possible exercise of outstanding stock options. In addition, there are provisions in the Sun World Indenture allowing for certain additional payments to be made from Sun World to Cadiz, subject to Sun World meeting specific tests and ratios.

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


OTHER INFORMATION


Item 1  -  Legal Proceedings

           See "Item 3. Legal Proceedings" included in the Company's latest Form 10-K for a complete discussion.

Item 2  -  Change in Securities

           Not applicable.

Item 3 -   Defaults Upon Senior Securities

           Not applicable.

Item 4 -   Submission of Matter to a Vote of Security Holders

           Not applicable.

Item 5 -   Other Information

           Not applicable.

Item 6 -   Exhibits and Reports on Form 8-K

           A. Exhibits
              1.  Exhibit 27 - Financial Data Schedule

           B. Reports on Form 8-K
              1. Report on Form 8-K dated February 14, 1997 reporting the extension of the Registrant's debt facilities with Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., and Henry Ansbacher & Company to April 30, 1997 and March 13, 1997 respectively.

              2. Report on Form 8-K dated March 31, 1997 reporting the issuance of 30,000 shares to Henry Ansbacher & Co. Limited, pursuant to Regulation S, as consideration for Ansbacher's agreement to sell the outstanding obligations owed by the Registrant to ING Baring (U.S.) Capital Corporation.

              3. Report on Form 8-K dated April 16, 1997 providing a Press Release issued by the Company announcing a private placement of $115.0 million in First Mortgage Notes due April 15, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cadiz Land Company, Inc.



By:  /s/ Keith Brackpool                            May 14, 1997
    ------------------------------------            ---------------
    Keith Brackpool                                 Date
    Chief Executive Officer and Director

By: /s/ Susan K. Chapman                            May 14, 1997
    ------------------------------------            ---------------
    Susan K. Chapman                                Date
    Chief Financial Officer and Secretary