Form 10-Q
period 1997-06-30
CADIZ LAND CO INC
filed 1997-08-14
CIK 727273

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

  /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1997

                                          OR

  /  /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

               For the transition period from............to............

                            Commission File Number 0-12114

                         ---------------------------------------

                               CADIZ LAND COMPANY, INC.
                 (Exact name of registrant specified in its charter)

           DELAWARE                                  77-0313235
 (State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                   Identification No.)

100 Wilshire Boulevard, Suite 1620
        Santa Monica,  CA                            90401-1115
(Address of principal executive offices)            (Zip Code)

          Registrant's telephone number, including area code: (310) 899-4700

Securities Registered Pursuant to Section 12(b) of the Act:  None

                                               Name of Each Exchange
       Title of Each Class                       on Which Registered
             None                                      None
                         ---------------------------
             Securities Registered Pursuant to Section 12(g) of the Act:
                                     Common Stock
                                   (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  /X/   No

The number of shares outstanding of each of the Registrant's classes of Common Stock at August 11,1997 was 32,407,344 shares of Common Stock, par value $0.01.

===========================================================================

Cadiz Land Company, Inc.
Index to the Condensed Consolidated Financial Statements


For the Six Months Ended June 30, 1997                              Page(s)



          I. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             A. Statement of Operations. . . . . . . . . . . . . . . . . 1
             B. Balance Sheet. . . . . . . . . . . . . . . . . . . . . . 3
             C. Statement of Cash Flows  . . . . . . . . . . . . . . . . 5
             D. Statement of Redeemable Preferred Stock,
                Preferred Stock,Common Stock and
                Other Stockholders' Equity . . . . . . . . . . . . . . . 6
             E. Notes. . . . . . . . . . . . . . . . . . . . . . . . . . 7

         II. SUPPLEMENTARY INFORMATION
             A. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations. . . . .10
             B. Other Information. . . . . . . . . . . . . . . . . . . .18
             C. Signatures . . . . . . . . . . . . . . . . . . . . . .  19


Cadiz Land Company, Inc.

Condensed Consolidated Statement of Operations (unaudited)


For the Three Months Ended June 30,         1997        1996
                                           ------     ------
                                  ($ in thousands except per share data)

Revenues                                  $ 25,656       $  82
                                          -------      -------
Costs and expenses:
  Cost of sales                             20,153         508
  Landfill prevention activities               176         127
  General and administrative                 3,135         737
  Depreciation and amortization              1,812         258
                                            -------     -------
  Total costs and expenses                  25,276       1,630
                                            -------     -------
Operating profit (loss)                        380      (1,548)

Interest expense, net                        3,949         439
                                           -------     -------
Net loss                                    (3,569)     (1,987)

Less: Preferred stock dividends               (766)        -0-
                                            -------     -------
Net loss applicable to common stock         (4,335)     (1,987)
                                            =======     =======
Net loss per common share                  $  (.15)    $  (.10)
                                            =======    ========
Weighted average shares outstanding         29,000      19,300
                                            =======     =======



    See accompanying notes to the consolidated financial statements.


Cadiz Land Company, Inc.

Condensed Consolidated Statement of Operations   (unaudited)


For the Six Months Ended June 30,              1997        1996
                                              -----       -----
($ in thousands except per share data)

Revenues                                     $ 30,543       $ 403
                                              -------       -------
Costs and expenses:
     Cost of sales                             25,171       1,371
     Landfill prevention activities               380       1,375
     General and administrative                 5,826       1,365
     Depreciation and amortization              2,345         528
                                               -------     -------

     Total costs and expenses                  33,722       4,639
                                               -------     -------

Operating loss                                 (3,179)     (4,236)

Interest expense, net                           7,786         892
                                               -------     -------
Net loss                                      (10,965)     (5,128)

Less:  Preferred stock dividends               (1,204)        -0-
                                               -------     -------

Net loss applicable to common stock         $ (12,169)   $ (5,128)
                                              =======     =======

Net loss per common share                   $    (.46)    $  (.27)
                                               =======     =======

Weighted average shares outstanding            26,400      18,800
                                              =======     =======


See accompanying notes to the consolidated financial statements.



Cadiz Land Company, Inc.
Condensed Consolidated Balance Sheet  (unaudited)

                                            June 30,  December 31,
Assets ($ in thousands):                      1997        1996
                                            --------    -------



Current assets:
   Cash and cash equivalents                  $ 2,801     $33,307
   Accounts receivable, net                    20,264       7,533
   Assets held for sale                           900       6,534
   Inventories                                 27,056      14,121
   Prepaid expenses and other                   1,203       1,225
                                              -------     -------

      Total current assets                     52,224      62,720

Investment in partnerships                      5,662       6,122

Property, plant and equipment, net            140,299     137,897

Land held for development                      12,746      12,671

Water rights and transfer and
  storage projects                              5,073       4,705

Other assets                                     5,638      1,695

Excess purchase price over net
  assets acquired, net                          4,864       4,980
                                               -------    -------

                                           $  226,506  $  230,790
                                              =======     =======


     See accompanying notes to the consolidated financial statements.


Cadiz Land Company, Inc.
Condensed Consolidated Balance Sheet   (unaudited)

Liabilities and Other Stockholders' Equity   June 30, December 31,
($ in thousands)                              1997        1996
                                              ------    -------
Current liabilities:
   Revolving credit facility                  $16,910     $   -0-
   Accounts payable                            19,476       7,435
   Accrued liabilities                          5,947       5,172
   Long-term debt, current portion              1,171       4,753
   Other current liabilities                      150         591
                                              -------     -------
      Total current liabilities                43,654      17,951

Long-term debt                                127,749     149,111

Deferred income taxes                           4,347       4,347

Other liabilities                               4,364       4,209

Commitments and contingencies

Series A redeemable preferred stock -
  $.01 par value ($1,000 liquidation
  value); 60,000 shares authorized;
  shares issued and outstanding -
  none at June 30, 1997
  and 27,431 at December 31, 1996                -0-      27,431

Preferred stock - $.01 par value;
  40,000 shares authorized,
  shares issued and outstanding -
  90 at June 30, 1997 and
  340 shares at December 31, 1996                 -          -

Common stock - $.01 par value;
  45,000,000 shares
  authorized; shares issued and
  outstanding - 32,361,116 at
  June 30, 1997 and 23,445,868 at;
  December 31, 1996                              324         234

Additional paid-in capital                   119,304      88,574

Accumulated deficit                          (73,236)    (61,067)
                                             -------     -------

                                          $  226,506  $  230,790
                                            ========     =======

    See accompanying notes to the consolidated financial statements.


Cadiz Land Company, Inc.
Condensed Consolidated Statement of Cash Flows  (unaudited)


For the Six Months Ended June 30,                  1997            1996
                                                   ----            -----
                                               ($ in thousands)
                                                 (unaudited)
Cash flows from operating activities:
   Net loss from operations                     $ (10,965)      $   (5,128)
   Adjustments to reconcile net loss from
    operations to cash used for operating
    activities:
      Depreciation and amortization                 2,345              955
      Issuance of shares for
       professional services                          357              -0-
      Interest capitalized to debt                    315              293
     Provision for loss on disposal
       of assets                                      146              -0-
     Share of partnership operations                 (579)             -0-
     Changes in operating assets and
      liabilities,net of acquisition
      of Sun World:
       Increase in accounts receivable            (12,731)            (436)
       Increase in inventories                    (11,195)             -0-
       Decrease in prepaid expenses
        and other                                      22              220
       Increase in accounts payable                12,041              378
       Increase in accrued liabilities              1,274              -0-
       Decrease in other liabilities                 (286)             -0-
                                                  -------          -------
        Net cash used for operating
         activities                               (19,256)          (3,718)
                                                  -------           -------
Cash flows from investing activities:
  Additions to property, plant and equipment       (1,519)            (686)
  Proceeds from disposal of property,
    plant and equipment                             2,798              -0-
  Additions to developing crops                    (2,605)             -0-
  Partnership distributions                         1,039              -0-
  Decrease in other assets                          1,305              -0-
  Acquisition of Sun World,
    net of cash acquired                              -0-           (1,590)
                                                   -------          -------

     Net cash provided by (used for)
      investing activities                          1,018           (2,276)
                                                   -------          -------
Cash flows from financing activities:
  Net proceeds from issuance of stock                1,328           5,687
  Proceeds from issuance of debt                   115,080             112
  Principal payments on long-term debt            (140,338)           (162)
  Proceeds from short-term borrowings               35,071             301
  Payments on short-term borrowings                (18,161)            -0-
  Costs for debt issuance                           (5,248)            -0-
                                                   -------          -------
    Net cash (used for) provided
      by financing activities                      (12,268)           5,938
                                                   -------          -------
Net decrease in cash and cash equivalents          (30,506)             (56)

Cash and cash equivalents,
  beginning of period                               33,307            2,600
                                                   -------          -------

Cash and cash equivalents, end of period           $ 2,801         $  2,544
                                                   =======          =======


    See accompanying notes to the consolidated financial statements.

 Cadiz Land Company, Inc.
Condensed Consolidated Statement of Redeemable Preferred Stock,
Preferred Stock, Common Stock and Other Stockholders' Equity   (unaudited)

For the Six Months Ended June 30, 1997

($ in thousands)

                                         Redeemable            Preferred
                                      Preferred Stock           Stock
                                     Shares      Amount      Shares   Amount
                                     -------     ---------   -------  ------
Balance as of December 31, 1996       27,431     $ 27,431     340     $  -

Exercise of stock options
 and warrants

Issuance of stock for refinancing

Issuance of stock for services

Conversion of redeemable
 preferred stock to common
 stock                               (27,431)     (27,431)

Conversion of preferred stock
  to common stock                                           (250)        -

Dividends paid in common
 stock on conversion of
 preferred stock

Accrued dividends on
 preferred stock

Net loss
                                   ---------     -------   -------  -------
Balance as of June
30, 1997                                -0-      $    -0-     90     $   -
                                   =========     ========   =======  ========
                                                           Additional
                                       Common Stock         Paid-in  Accumulated
                                     Shares      Amount      Capital   Deficit
                                    ---------   ---------   ---------  --------
Balance as of December 31, 1996    23,445,868   $   234    $ 88,574  $ (61,067)

Exercise of stock options
  and warrants                        563,500         6       1,322

Issuance of stock for refinancing      30,000                   140

Issuance of stock for services         50,000         1         216

Conversion of redeemable
  preferred stock to common
  stock                             7,314,917        74      27,358

Conversion of preferred stock
  to common stock                     598,279         6          94

Dividends paid in common stock
 on conversion of preferred stock     358,552         3        1,600

Accrued dividends on
  preferred stock                                                       (1,204)

Net loss                                                               (10,965)
                                  ---------       -------   -------    --------

Balance as of June 30, 1997        32,361,166       $   324 $119,304  $(73,236)
                                   ==========       =======  ========  ========



See accompanying notes to the consolidated financial statements.


CADIZ LAND COMPANY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
------------------------------
 The Condensed Consolidated Financial Statements have been prepared by the Company without audit and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Form 10-K for the nine month period ended December 31, 1996. The foregoing Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments which the Company considers necessary for a fair presentation. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

 See Note 2 to the Condensed Consolidated Financial Statements included in the Company's latest Form 10-K for a discussion of the Company's accounting policies.

 In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which is effective for fiscal years ending after December 14, 1997. SFAS 128 replaces disclosure of primary and fully diluted earnings per share with basic and diluted earnings per share. Application of SFAS 128 is not expected to have a material effect on the Company's earnings per share for the quarters or the six months ended June 30, 1997 or 1996.

NOTE 2 - LONG-TERM DEBT
------------------------
 On April 16, 1997 Sun World completed a private placement of $115.0 million in secured notes (the "Sun World Notes"). The Sun World Notes were sold through Smith Barney Inc., as initial purchaser, to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act of 1933, as amended (the "Securities Act")) and a limited number of institutional "accredited investors" (as defined in the Securities Act). The proceeds from the issuance of the Sun World Notes, when combined with Sun World's existing cash and cash made available under a $30 million Revolving Credit Facility entered into by Sun World concurrently with the issuance of the Sun World Notes, were used to retire Sun World's existing indebtedness to John Hancock Mutual Life Insurance Company ("John Hancock") and Caisse Nationale de Credit Agricole, acting through its Grand Cayman branch ("Credit Agricole") as well as the Company's existing indebtedness to Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank").

SUN WORLD OBLIGATIONS

 Sun World's $30.0 million Revolving Credit Facility matures in one year and is guaranteed by the Company. Amounts borrowed under the Revolving Credit Facility will accrue interest at either prime plus 1.50% or LIBOR plus 2.50% at Sun World's election, with an additional .50% payable for advances on eligible inventory above specified levels.

 The Sun World Notes, which were issued in the principal amount of $115.0 million on April 16, 1996 and will mature on April 15, 2004, accrue interest at the rate of 11-1/4% per annum. Interest only is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1997. The Sun World Notes are secured by a first lien on substantially all of the assets of Sun World and its subsidiaries, other than growing crops, crop inventories and accounts receivable and proceeds thereof, which secure the Revolving Credit Facility.

 The Sun World Notes are also secured by the guarantees of Coachella Growers, Inc., Sun Desert, Inc., Sun World Brands, Sun World Management Corporation, Sun World/Rayo, Agri-Land Realty, Inc., Big Valley Leasing, Inc., Dinuba Packing Corporation, Pacific Farm Service, Inc., SFC Marketing Corporation, Sun Harvest, Inc., Sun World Avocado and Sun World Export, Inc. (collectively, the "Sun World Subsidiary Guarantors") and by the Company. The Company also pledged all of the stock of Sun World. Sun World and the Sun World Subsidiary Guarantors are all direct and indirect wholly-owned subsidiaries of the Company. The guarantees by the Sun World Subsidiary Guarantors are full, unconditional, and joint and several. Additionally, management believes that the direct and indirect non-guarantor subsidiaries of Cadiz are inconsequential, both individually and in the aggregate, to the financial statements of the Company for all periods presented.

NOTE 2 - LONG-TERM DEBT - (Continued)
-------------------------------------
SUMMARIZED FINANCIAL INFORMATION

  Summarized consolidated financial information for Sun World is as follows (in thousands):

                                                  June 30, 1997
                                                  ------------
         Current assets                          $     51,684
         Noncurrent assets                            142,908
         Current liabilities                           42,399
         Noncurrent liabilities                       126,506


                                                   For the Six
                                                   Months Ended
                                                  June 30, 1997
                                                   --------------
         Revenues                                $     30,416
         Cost of sales                                (25,184)
         Operating loss                                (1,065)
         Net loss                                      (7,673)

      Combined summarized financial information for the Sun World Subsidiary Guarantors is as follows: (in thousands):

                                                  June 30, 1997
                                                  ---------------
     Current assets                              $        -0-
     Noncurrent assets                                  8,964
     Current liabilities                                    1
     Noncurrent liabilities                               100


                                                   For the Six
                                                   Months Ended
                                                  June 30, 1997
                                                   --------------
         Share of net income of equity investee  $        579

     Separate financial statements for Sun World and each of the Sun World Subsidiary Guarantors are not presented as management has determined they would not be material to investors.

NOTE 3 - PREFERRED AND COMMON STOCK
------------------------------------
   During the six months ended June 30 1997, 150 shares of Series B Preferred Stock ("Series B Preferred") were converted into 356,768 shares of common stock. Additionally, 100 Shares of Series C Preferred Stock ("Series C Preferred") were converted into 241,511 shares of common stock. Dividends paid in common stock on conversion of the Series B Preferred and Series C Preferred totalled 9,884 shares of common stock.

    On May 7, 1997, the Company mandatorily converted all of the 27,431 outstanding shares of the Series A Redeemable Preferred Stock ("Series A Preferred") into 7,314,917 shares of common stock. As a condition to such conversion, the Company paid holders of the Series A Preferred one year of dividends (less the amount of any dividends previously paid). Dividends were paid in the form of 348,668 shares of common stock issued during the six months ended June 30, 1997.

   During the six months ended June 30, 1997, previously outstanding stock options of 563,500 were exercised resulting in gross proceeds to the Company of $1,328,000. In addition, 50,000 shares were issued to the Company's Chief Executive Officer upon the achievement of certain performance criteria and 30,000 shares were issued to a former lender for refinancing arrangements.

CADIZ LAND COMPANY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
-------------------------------------------------------------------------
OPERATIONS  (Unaudited)
----------


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

RESULTS OF OPERATIONS

    The financial statements set forth herein for the three and six months ending June 30, 1997, reflect the results of operations for both the Company and Sun World for the period January 1, 1997 through June 30, 1997. The results of operations of Sun World prior to the September 13, 1996 acquisition date have not been consolidated with those of the Company. As a result of the foregoing, direct comparisons of the Company's consolidated results of operations for the three months and six months ended June 30, 1997 with results for the three and six months ended June 30, 1996 will not, in the view of management of the Company, prove meaningful. Instead, a summary of the Sun World elements which management of the Company believes essential to an analysis of the results of operations for such periods is presented below. For purposes of this summary, the term Sun World will be used, when the context so requires, with respect to the operations and activities of the Company's
Sun World subsidiary, and the term Cadiz will be used, when the context so requires, with respect to those operations and activities of the Company not involving Sun World.

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

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996
------------------------------------------------------------------------------
    The Company's agricultural operations are impacted by the general seasonal trends that are characteristic of the agricultural industry. Sun World has historically received the majority of its net income during the months of June to October following the harvest and sale of its table grape and tree fruit crops. Due to this concentrated activity, Sun World has, therefore, historically incurred a loss with respect to its agricultural operations in the other months during the year.

    During the current year, atypical weather conditions have resulted in much higher than normal crop yields for table grapes and tree fruit crops, therefore resulting in lower prices throughout the industry. However, the Company's proprietary products such as Superior Seedless(TM) table grapes and Black Diamond(TM) plums have allowed Sun World to continue to command a price premium to the overall market which has helped mitigate the difficult market conditions industry-wide.

    The table below sets forth, for the periods indicated, the results of operations for the Company's four main operating divisions (before elimination of any interdivisional charges) as well as the categories of costs and expenses incurred by the Company which are not included within the divisional results (in thousands):

                                                      Three Months Ended
                                                           June 30,
                                                          ----------
                                                     1997         1996
                                                     ----       -----
         Divisional net income (loss):
          Farming                               $   1,118         (426)
          Packing                                   2,286          -0-
          Marketing                                 1,626          -0-
          Proprietary product development             298          -0-
                                                  -------      --------

                                                    5,328          (426)

         Landfill prevention expense                  176           127
         General and administrative expense         2,960           737
         Depreciation and amortization expense      1,812           258
         Interest expense, net                      3,949           439
                                                  -------       --------

         Net loss                               $  (3,569)     $ (1,987)
                                                ==========     =========

     The consolidated net loss for the quarter ended June 30, 1997 was $3.6 million compared to a loss of $2.0 million for the same period last year.

         FARMING OPERATIONS. The Company's developed agricultural properties, which total approximately 18,900 acres, are primarily dedicated to producing permanent commercial crops. Revenues during the quarter resulted primarily from the harvest of table grapes, sweet red and yellow peppers and seedless watermelon from the Coachella Valley operations and the beginning of the table grape and tree fruit harvest from the San Joaquin Valley operations. Although yields for these crops were higher than normal, similar high crop yields throughout the industry have resulted in lower prices. As the Company is able to command a premium price for its proprietary products such as Superior Seedless table grapes and Black DiamondTM plums, the impact of the industry-wide lower prices have been somewhat mitigated. Net income from farming operations totaled $1.1 million for the quarter ended June 30, 1997 based upon revenues of $20.0 million offset by farming expenses of $18.9 million. For the quarter ended June 30, 1996, the loss from farming operations resulted primarily from the Cadiz citrus operations.

     PACKING OPERATIONS. Sun World's four packing and handling facilities contributed $6.6 million in revenues offset by $4.3 million in expenses resulting in $2.3 million in net income from packing operations during the quarter ended June 30, 1997. During the quarter, the Company packed 1.3 million units and handled 3.0 million units which represents approximately 35% of the annual volume expected to be packed or handled. Products packed or handled during the quarter consisted of Company-grown table grapes, sweet red and yellow peppers and seedless watermelon in the Coachella Valley; table grapes and citrus products packed for third party growers; and the beginning of the tree fruit and table grape harvest in the San Joaquin Valley.

     The increased yields experienced in the farming operations coupled with increased volumes from third party growers are expected to positively impact the packing operations for the year. As all of the Company's packing operations are conducted through Sun World, no such operations were conducted by the Company during the 1996 period.

     MARKETING OPERATIONS. The Company's marketing operations include selling, merchandising and promoting Sun World grown products, as well as providing these services for third party growers. During the three months ended June
30, 1997, a total of 3.4 million units were sold primarily consisting of Company-grown table grapes, sweet red and yellow peppers and seedless watermelon from the Coachella Valley; table grapes, seedless watermelon, and citrus from domestic third party growers; and Company-grown table grapes and tree fruit from the San Joaquin Valley. These unit sales resulted in marketing revenue of $2.8 million while marketing expenses totaled $1.2 million for the quarter ended June 30, 1997 resulting in a net income from marketing operations of $1.6 million. As all of the Company's marketing operations are conducted through Sun World, no such operations were conducted by the Company during the 1996 period.

    PROPRIETARY PRODUCT DEVELOPMENT. Sun World has a long history of product innovation, and its research and development center maintains a fruit breeding program that has introduced dozens of proprietary fruit varieties during the past five years. In addition, Sun World has a 50% interest in American SunMelon, a partnership engaged in proprietary development, production and marketing of seedless watermelon seed. During the three months ended June 30, 1997, net income from proprietary product development was $0.3 million consisting of the Company's share of partnership income totaling $0.2 million and $0.1 million in net research and development revenue. As proprietary product development is conducted solely through Sun World, no such activity was conducted by the Company during the 1996 period.

    LANDFILL PREVENTION ACTIVITIES.    The Company is engaged in opposition to
the proposed construction and operation of a landfill to be located adjacent to its Cadiz Valley property, and has filed a lawsuit seeking, among other things, to set aside regulatory approvals for the landfill project. During the three months ended June 30, 1997, expenses incurred in connection with activities in opposition to the project, such as litigation costs and professional fees and expenses totaled $0.2 million as compared to $0.1 million during the 1996 period.

     GENERAL AND ADMINISTRATIVE EXPENSES.   General and administrative expenses
during both the three months ended June 30, 1997 and the three months ended June 30, 1996 consisted primarily of corporate operating expenses, professional fees and salaries. These expenses increased by $2.2 million during the three months ended June 30, 1997 as compared to the 1996 period primarily due to the addition of Sun World administrative costs in the amount of $2.1 million for the three months ended June 30, 1997.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the quarter ended June 30, 1997 totaled $1.8 million compared to $0.3 million for the same period in 1996. The increase is attributable to depreciation relating to the acquired Sun World assets.

     INTEREST EXPENSE. Net interest expense totaled $3.9 million during the three months ended June 30, 1997, compared to $0.4 million during the same period in 1996. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                                     Three Months Ended
                                                          June 30,
                                                          -------
                                                        1997       1996
                                                      -------     ------
         Interest on outstanding debt - Sun World   $   3,523    $  -0-
         Interest on outstanding debt - Cadiz             201       270
         Amortization of financing costs                  295       238
         Interest income                                  (70)      (69)
                                                       ------     ------
                                                     $  3,949    $  439
                                                     ========    =======

     The increase in interest on outstanding debt during the 1997 period is attributable to the long-term debt acquired as part of the Sun World acquisition. Financing costs, which include legal fees and extension fees, are amortized over the life of the debt agreement.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996
-------------------------------------------------------------------------
     The table below sets forth, for the periods indicated, the results of operations for the Company's four main operating divisions (before elimination of any interdivisional charges) as well as the categories of costs and expenses incurred by the Company which are not included within the divisional results (in thousands):

                                                       Six Months Ended
                                                           June 30,
                                                           --------
                                                     1997         1996
                                                     -----      ------
         Divisional net income (loss):
          Farming                               $   1,306         (968)
          Packing                                   1,764          -0-
          Marketing                                 1,422          -0-
          Proprietary product development             540          -0-
                                                 --------      --------

                                                   5,032          (968)

         Landfill prevention expense                 380         1,375
         General and administrative expense        5,486         1,365
         Depreciation and amortization expense     2,345           528
         Interest expense                          7,786           892
                                                 --------     --------

         Net loss                               $(10,965)     $ (5,128)
                                                =========     =========

    The consolidated net loss for the six months ended June 30, 1997 was $11.0 million compared to a loss of $5.1 million for the same period last year.

     FARMING OPERATIONS.   Net income from farming operations, totalled $1.3
million for the six months ended June 30, 1997, primarily resulting from the harvest of table grapes, sweet red and yellow peppers and seedless watermelon from the Coachella Valley operations and the beginning of the table grape and tree fruit harvest from the San Joaquin Valley operations. Farming revenues were $22.3 million and farming expenses were $21.0 million for the six months ended June 30, 1997. Due to the higher than normal crop yield industry-wide, prices have been lower which reduces farming earnings. The Company's proprietary products such as Superior Seedless(TM) table grapes and Black Diamond(TM) plums have allowed Sun World to continue to command a price premium to the overall market which has helped mitigate the difficult market conditions industry-wide. For the six months ended June 30, 1996, the $1.0 million loss from farming operations resulted primarily from the Cadiz citrus operations.

    PACKING OPERATIONS. Sun World's four packing and handling facilities contributed $1.8 million in profit during the six months ended June 30, 1997. During the six month period, the Company packed 1.7 million units and handled
3.5 million units which primarily consisted of Company-grown table grapes, sweet red and yellow peppers and seedless watermelon in the Coachella Valley; table grapes and citrus products packed for third party growers; and the beginning of the tree fruit and table grape harvest in the San Joaquin Valley. Packing and handling revenue for these operations of $8.2 million was offset by $6.4 million of expenses largely related to labor costs and to the fixed infrastructure costs associated with the Company's four packing facilities. Year-to-date net income from packing operations is lower than the three months ended June 30, 1997 as the packing operations reflected a loss due to the lower volume of packed or handled product in the first quarter. As all of the Company's packing operations are conducted through Sun World, no such operations were conducted by the Company during the 1996 period.

     MARKETING OPERATIONS.   During the six months ended June 30 1997, a total
of 4.3 million units were sold consisting primarily of Company-grown table grapes, sweet red and yellow peppers and seedless watermelon from the Coachella Valley; table grapes, seedless watermelon and citrus from domestic third party growers; Chilean table grapes; and Company-grown table grapes and tree fruit from the San Joaquin Valley. These unit sales resulted in marketing revenue of $3.4 million. Marketing expenses totaled $2.0 million for the six months ended June 30, 1997 resulting in a net income from marketing operations of $1.4 million. As all of the Company's marketing operations are conducted through Sun World, no such operations were conducted by the Company during the 1996 period.

    PROPRIETARY PRODUCT DEVELOPMENT. During the six months ended June 30 1997, net income from proprietary product development was $0.5 million consisting of the Company's share of partnership income totaling $0.6 million offset by $0.1 million in research and development expenses. As proprietary product development is conducted solely through Sun World, no such activity was conducted by the Company during the 1996 period.

    LANDFILL PREVENTION ACTIVITIES.   During the six months ended June 30 1997,
expenses incurred in connection with activities in opposition to the landfill project, such as litigation costs and professional fees and expenses totaled $0.4 million as compared to $1.4 million during the 1996 period.

    GENERAL AND ADMINISTRATIVE EXPENSES.   General and administrative expenses,
consisting primarily of corporate operating expenses, professional fees and salaries, increased by $4.1 million during the six months ended June 30 1997 as compared to the 1996 period primarily due to the addition of Sun World administrative costs for the six months ended June 30, 1997 of $4.2 million.

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the six months ended June 30, 1997 totaled $2.3 million compared to $0.5 million for the same period in 1996. The increase is attributable to depreciation relating to the acquired Sun World assets.

   INTEREST EXPENSE. Net interest expense totaled $7.8 million during the six months ended June 30 1997, compared to $0.9 million during the same period in 1996. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                                      Six Months Ended
                                                           June 30,
                                                            -------
                                                      1997        1996
                                                      -----       -----

     Interest on outstanding debt - Sun World      $  6,803      $  -0-
     Interest on outstanding debt - Cadiz               479         540
     Amortization of financing costs                    965         448
     Interest income                               $   (461)        (96)
                                                   --------     --------
                                                   $  7,786      $  892
                                                   ========      =======

    The increase in interest on outstanding debt during the 1997 period is attributable to the long-term debt acquired as part of the Sun World acquisition. Financing costs, which include legal fees and extension fees, are amortized over the life of the debt agreement.

LIQUIDITY AND CAPITAL RESOURCES

   GENERAL DISCUSSION OF LIQUIDITY AND CAPITAL RESOURCES. With the acquisition of Sun World, and the completion of an offering by Sun World of $115.0 million in secured notes and a $30.0 million Revolving Credit Facility, as further discussed below, the Company believes it will be able to meet its working capital needs without looking to additional outside funding sources, although no assurances can be made. See "Current Financing Arrangements" and "Equity Placements," below. Prior to its acquisition of Sun World, the Company had looked to outside funding sources to address its liquidity and working capital needs.

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

    Under Sun World's historical working capital cycle, working capital is required primarily to finance the costs of growing and harvesting crops, which occurs from January through September with a peak need in June. Sun World harvests and sells the majority of its crops during the period from June through October, when it receives the majority of its revenues. In order to bridge the gap between incurrence of expenditures and receipt of revenues, large cash outlays are required each year. Prior to its Debt Refinancing, Sun World's cash balance was sufficient to provide for these seasonal working capital requirements without the need for additional outside funding.
However, a substantial portion of Sun World's cash on hand was used upon issuance of the Sun World Notes to fund debt repayments. Therefore, Sun World has depended upon the Revolving Credit Facility to meet its seasonal working capital needs in 1997. As of June 30, 1997, Sun World had an outstanding balance of approximately $17.0 million under the Revolving Credit Facility which will be continually reduced during the balance of the 1997 growing season as seasonal revenues are received.

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

    CURRENT FINANCING ARRANGEMENTS.
    ------------------------------
    SUN WORLD OBLIGATIONS

    The Sun World Notes, which were issued in the principal amount of $115.0 million on April 16, 1997 and will mature on April 15, 2004, accrue interest at the rate of 11-1/4% per annum. Interest only is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1997. The Sun World Notes are secured by a first lien on substantially all of the assets of Sun World and its subsidiaries, other than growing crops, crop inventories and accounts receivable and proceeds thereof, which secure the Revolving Credit Facility. The Sun World Notes are also secured by the guarantee of Cadiz and the pledge by Cadiz of all of the stock of Sun World.

     Sun World entered into a one year $30.0 million Revolving Credit Facility which is guaranteed by Cadiz. Amounts borrowed under the Revolving Credit Facility will accrue interest at either prime plus 1.50% or LIBOR plus 2.50%, at Sun World's election, with an additional .50% payable for advances on eligible inventory above specified levels. As of June 30, 1997, approximately $17.0 million was outstanding under the Revolving Credit Facility.

    CADIZ OBLIGATIONS

     As Cadiz has not received significant revenues from its water resource activity to date, Cadiz has been required to obtain financing to bridge the gap between the time water resource development expenses are incurred and the time that revenue will commence. Historically, Cadiz has addressed these needs primarily through secured debt financing arrangements with its lenders, private equity placements and the exercise of outstanding stock options.

    As discussed in the Company's latest Form 10-K, Cadiz' primary current lender is ING Baring (U.S.) Capital Corporation ("ING"). The maturity date of the ING obligations is April 30, 1998 (with the interest rate of such obligations adjusted as of May 1, 1997 to LIBOR plus 200 basis points, payable at LIBOR only semi-annually, with the remaining accrued interest added to principal). ING also granted to Cadiz the right to obtain two additional one-year extensions. Upon exercise of the first and second extension, Cadiz would be required to issue certain warrants to ING and the interest rate would be further adjusted. Currently, ING holds a senior deed of trust on substantially all of Cadiz' non-Sun World related property.

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

    CASH USED FOR OPERATING ACTIVITIES. Cash used for operating activities totaled $19.3 million for the six months ended June 30, 1997 as compared to cash used for continuing operating activities of $3.7 million for the same period in 1996. The increase in cash used for operating activities primarily resulted from the inclusion of Sun World's operations and seasonal working capital requirements in the 1997 period. Significant working capital changes included an increase in accounts receivable of $12.7 million and an increase in inventories of $11.2 million attributable to the seasonality of Sun World's agricultural operations offset by an increase in accounts payable of $12.0 million.

    CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES. Cash provided by investing activities totaled $1.0 million during the six months ended June 30, 1997 as compared to cash used for investing activities of $2.3 million during the prior year's period. Although the Company invested $2.6 million in developing crops and $1.5 million in the purchase of land, property, plant and equipment and in furtherance of its water transfer and storage projects, the Company received proceeds of $2.8 million from the disposal of underproducing Sun World assets through an asset disposal program. In addition, partnership distributions received by Sun World totaled $1.0 million and other assets decreased by $1.3 million.

    CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES. Cash used for financing activities totaled $12.3 million for the six months ended June 30, 1997 as compared to cash provided by financing activities of $5.9 million during the six months ended June 30, 1996. Principal payments on long-term debt of $140.3 million were made from the proceeds from the issuance of $115.0 million of debt and from the payment of cash derived from the Company's existing working capital. Costs related to the debt issuance totaled approximately $5.2 million. Periodic drawdowns aggregating $35.1 million under the Revolving Credit Facility, net of periodic repayments totaling
$18.2 million, were used to provide the Company's seasonal working capital requirements. Net proceeds from the exercise of previously outstanding stock options totaled $1.3 million during the six months ended June 30, 1997.

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


CADIZ LAND COMPANY, INC.

Other Information


Item 1  -  LEGAL PROCEEDINGS
         --------------------

         See "Item 3. Legal Proceedings" included in the Company's latest Form 10-K for a complete discussion.

         A hearing on the Company's land use and regulatory claims opposing the proposed construction and operation of a landfill to be located adjacent to Company-owned property was held in late July with a ruling anticipated to be issued within approximately 90 days.

Item 2  -  CHANGE IN SECURITIES
         ---------------------
           Not applicable.

Item 3 - DEFAULTS UPON SENIOR SECURITIES
         --------------------------------
           Not applicable.

Item 4 - SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
         --------------------------------------------------

         A. The annual meeting of the stockholders of the Company was held on June 12, 1997. The stockholders took the following action at the meeting:

            1. Re-elected Dwight W. Makins, Keith Brackpool, Russ Hammond and Stephen D. Weinress to the Company's Board of Directors. Mr. Makins was elected by the vote of 14,046,239 in favor and 44,100 against, with no one abstaining and no broker non-votes. Mr. Brackpool was elected by the vote of 14,046,189 in favor and 44,150 against with no one abstaining and no broker non-votes. Mr. Hammond was elected by the vote of 14,048,939 in favor and 41,400 against with no one abstaining and no broker non-votes. Mr. Weinress was elected by the vote of 14,046,939 in favor and 43,400 against, with no one abstaining and no broker non-votes.

              2. Ratified the selection by the Company's Board of Directors of Price Waterhouse LLP to continue as the Company's independent auditors for fiscal year 1997 by the vote of 14,082,523 in favor and 4,766 against, with 3,050 abstaining and no broker non-votes.

Item 5 - OTHER INFORMATION
         -------------------

      On June 12, 1997, Mr. Murray H. Hutchison was appointed to the Board of Directors. Mr. Hutchison recently retired as chief executive officer and chairman of the board for International Technology Corporation, one of the largest environmental engineering firms in the United States.

      On July 15, 1997, Stanley E. Speer was appointed to the position of Chief Financial Officer of the Company in addition to his role as Chief Financial Officer of Sun World International, Inc. Susan K. Chapman was named to the position of Senior Vice President Administration of the Company in addition to her continued role as Corporate Secretary.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K
        ------------------------------------

         A.   EXHIBITS
              1.   Exhibit 27    -    Financial Data Schedule

         B.   REPORTS ON FORM 8-K

              Not applicable.

CADIZ LAND COMPANY, INC.
Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cadiz Land Company, Inc.



By:     /s/ Keith Brackpool                       August 14, 1997
        ----------------------------              ---------------
        Keith Brackpool                            Date
        Chief Executive Officer and Director


By:     /s/ Stanley E. Speer                      August 14, 1997
        ----------------------------              ----------------
        Stanley E. Speer                          Date
        Chief Financial Officer