Form 10-Q
period 1997-09-30
CADIZ LAND CO INC
filed 1997-11-14
CIK 727273

SECURITIES AND EXCHANGE COMMISSION
            Washington, D.C.  20549

                     FORM 10-Q

   [X]   QUARTERLY REPORT PURSUANT TO SECTION
               13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 1997

                        OR

   [  ] TRANSITION REPORT PURSUANT TO SECTION
                13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from............to............

          Commission File Number 0-12114



             CADIZ LAND COMPANY, INC.
(Exact name of registrant specified in its charter)

                    DELAWARE                          77-0313235
          (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)           Identification No.)

        100 Wilshire Boulevard, Suite 1600
               Santa Monica,  CA                      90401-1111
    (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (310) 899-4700

Securities Registered Pursuant to Section 12(b) of the Act:  None

                                         Name of Each Exchange
         Title of Each Class               on Which Registered
         --------------------            -----------------------
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

                               Yes  /X/       No


The number of shares outstanding of each of the Registrant's classes of Common Stock at November 12, 1997 was 32,543,436 shares of Common Stock, par value $0.01.

Cadiz Land Company, Inc.
Index to the Condensed Consolidated Financial Statements


For the Nine Months Ended September 30, 1997                      Page(s)

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

         II. SUPPLEMENTARY INFORMATION
             A. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations. . . . .10
             B. Other Information. . . . . . . . . . . . . . . . . . . .18
             C. Signatures . . . . . . . . . . . . . . . . . . . . . .  19


Cadiz Land Company, Inc.

Condensed Consolidated Statement of Operations (unaudited)


For the Three Months Ended September 30,    1997        1996
                                           ------     ------
                                  ($ in thousands except per share data)

Revenues                                  $ 52,949       $ 4,738
                                          --------      -------
Costs and expenses:
  Cost of sales                             38,316         4,480
  Landfill prevention activities               183           135
  General and administrative                 2,949         1,047
  Depreciation and amortization              3,946           381
                                            -------     --------
  Total costs and expenses                  45,394         6,043
                                            -------     --------
Operating profit (loss)                      7,555        (1,305)

Interest expense, net                        3,937         1,137
                                           -------      --------
Net income (loss)                            3,618        (2,442)

Less: Preferred stock dividends                 (9)         -0-
                                            -------     --------
Net income (loss) applicable to common stock 3,609        (2,442)
                                            =======     =========
Net income (loss) per common share         $   .11      $   (.12)
                                            =======    ==========
Weighted average shares outstanding         32,400        20,000
                                            =======    ==========

    See accompanying notes to the consolidated financial statements.


Cadiz Land Company, Inc.

Condensed Consolidated Statement of Operations   (unaudited)


For the Nine Months Ended September 30,         1997        1996
                                               -----       -----
                                  ($ in thousands except per share data)

Revenues                                     $ 83,492     $ 5,141
                                              -------      -------
Costs and expenses:
     Cost of sales                             63,487       5,094
     Landfill prevention activities               563       1,510
     General and administrative                 8,775       3,169
     Depreciation and amortization              6,291         909
                                               -------     -------

     Total costs and expenses                  79,116      10,682
                                               -------     -------

Operating profit (loss)                         4,376      (5,541)

Interest expense, net                          11,723       2,029
                                               -------     -------
Net loss                                       (7,347)     (7,570)

Less:  Preferred stock dividends               (1,213)        -0-
                                               -------     -------

Net loss applicable to common stock         $  (8,560)   $ (7,570)
                                               =======     =======

Net loss per common share                   $    (.30)   $   (.39)
                                               =======     =======

Weighted average shares outstanding             28,400      19,200
                                               =======     =======


See accompanying notes to the consolidated financial statements.



Cadiz Land Company, Inc.
Condensed Consolidated Balance Sheet  (unaudited)

                                          September 30,  December 31,
                                                1997        1996
                                              --------    -------

Assets ($ in thousands):

Current assets:
   Cash and cash equivalents                  $ 5,137     $33,307
   Accounts receivable, net                    11,768       7,533
   Assets held for sale                           900       6,534
   Inventories                                 14,045      14,121
   Prepaid expenses and other                   1,251       1,225
                                              -------     -------

      Total current assets                     33,101      62,720

Investment in partnerships                      5,578       6,122

Property, plant and equipment, net            137,851     137,897

Land held for development                      12,748      12,671

Water rights and transfer and
storage projects                                7,925       4,705

Other assets                                    5,709       1,695

Excess purchase price over net
  assets acquired, net                          4,805       4,980
                                               -------    -------

                                           $  207,717  $  230,790
                                              =======     =======


     See accompanying notes to the consolidated financial statements.


Cadiz Land Company, Inc.
Condensed Consolidated Balance Sheet   (unaudited)

                                          September 30, December 31,
                                               1997        1996
                                              ------      -------
Liabilities and Other Stockholders' Equity
($ in thousands)

Current liabilities:
   Accounts payable                             9,185       7,435
   Accrued liabilities                          9,674       5,172
   Long-term debt, current portion                877       4,753
   Other current liabilities                      301         591
                                              -------     -------
      Total current liabilities                20,037      17,951

Long-term debt                                127,662     149,111

Deferred income taxes                           4,347       4,347

Other liabilities                               5,182       4,209

Commitments and contingencies

Series A redeemable preferred stock -
  $.01 par value ($1,000 liquidation
  value); 60,000 shares authorized;
  shares issued and outstanding -
  none at September 30, 1997
  and 27,431 at December 31, 1996                -0-      27,431

Preferred stock - $.01 par value;
  40,000 shares authorized,
  shares issued and outstanding -
  60 at September 30, 1997 and
  340 shares at December 31, 1996                 -          -

Common stock - $.01 par value;
  45,000,000 shares
  authorized; shares issued and
  outstanding - 32,543,436 at
  September 30, 1997 and 23,445,868 at
  December 31, 1996                              325         234

Additional paid-in capital                   119,791      88,574

Accumulated deficit                          (69,627)    (61,067)
                                             -------     -------

                                          $  207,717  $  230,790
                                            ========     =======

    See accompanying notes to the consolidated financial statements.


Cadiz Land Company, Inc.
Condensed Consolidated Statement of Cash Flows (unaudited)


For the Nine Months Ended September 30,            1997             1996
                                                   ----             -----
                                                     ($ in thousands)

Cash flows from operating activities:
   Net loss from operations                     $  (7,347)      $   (7,570)
   Adjustments to reconcile net loss from
    operations to cash used for operating
    activities:
      Depreciation and amortization                 7,254            1,523
      Reserve adjustments                             -0-              (87)
      Issuance of shares for service                  471              344
      Interest capitalized to debt                    315               83
      Provision for loss on disposal of assets        141              -0-
      Share of partnership operations                (638)             -0-
      Changes in operating assets and
      liabilities, net of acquisition
      of Sun World:
       (Increase) decrease in accounts receivable  (4,235)           1,248
       (Increase) decrease in inventories            (389)           2,392
       (Increase) in prepaid expenses and other       (26)            (286)
       Increase (decrease) in accounts payable      1,750           (4,691)
       Increase in accrued liabilities              5,005            1,145
       Increase (decrease) in other liabilities       683               (5)
                                                  -------          -------
        Net cash provided (used for) operating
        activities                                  2,984           (5,904)
                                                  -------           -------
Cash flows from investing activities:
  Additions to property, plant and equipment       (1,883)            (887)
  Proceeds from disposal of property,
  plant and equipment                               2,735              -0-
  Additions to developing crops                    (3,739)             -0-
  Partnership distributions                         1,164              -0-
  Decrease (increase) in other assets                 386              (26)
  Acquisition of Sun World, net of cash acquired      -0-             1,430
                                                   -------          -------

     Net cash (used for) provided by
     investing activities                          (1,337)             517
                                                   -------          -------
Cash flows from financing activities:
  Net proceeds from issuance of stock                1,690          44,976
  Proceeds from issuance of debt                   115,080             -0-
  Principal payments on long-term debt            (140,843)         (2,594)
  Proceeds from short-term borrowings, net             -0-             507
  Costs for debt issuance                           (5,744)            -0-
  Dividends paid on conversion of preferred stock      -0-             (19)
                                                   -------          -------
    Net cash (used for) provided
    by financing activities                        (29,817)          42,870
                                                   -------          -------
Net (decrease) increase in cash and
cash equivalents                                   (28,170)          37,483

Cash and cash equivalents, beginning of period      33,307            2,600
                                                   -------          -------

Cash and cash equivalents, end of period           $ 5,137         $ 40,083
                                                   =======          =======


    See accompanying notes to the consolidated financial statements.

Cadiz Land Company, Inc.
Condensed Consolidated Statement of Redeemable Preferred Stock,
Preferred Stock, Common Stock and Other Stockholders' Equity  (unaudited)

For the Nine Months Ended September 30, 1997

($ in thousands)

                                         Redeemable            Preferred
                                      Preferred Stock           Stock
                                     Shares      Amount      Shares   Amount
                                     -------     ---------   -------  ------
Balance as of December 31, 1996       27,431     $ 27,431     340     $  -

Exercise of stock options
 and warrants

Issuance of stock for refinancing

Issuance of stock for services

Conversion of redeemable
 preferred stock to common
 stock                               (27,431)     (27,431)

Conversion of preferred stock
  to common stock                                           (280)        -

Dividends paid in common
 stock on conversion of
 preferred stock

Accrued dividends on
 preferred stock

Net loss
                                   ---------     --------   -------  -------
Balance as of September 30, 1997         -0-     $    -0-        60  $   -
                                   =========     ========   =======  ========
                                                           Additional
                                       Common Stock         Paid-in  Accumulated
                                     Shares      Amount      Capital   Deficit
                                    ---------   ---------   ---------  --------
Balance as of December 31, 1996    23,445,868   $   234    $ 88,574  $ (61,067)

Exercise of stock options
  and warrants                        653,500         7       1,683

Issuance of stock for refinancing      30,000                   140

Issuance of stock for services         75,000         1         329

Conversion of redeemable
  preferred stock to common stock   7,314,917        73      27,358

Conversion of preferred stock
  to common stock                     662,900         7          93

Dividends paid in common stock
 on conversion of preferred stock     361,251         3        1,614

Accrued dividends on
  preferred stock                                                       (1,213)

Net loss                                                                (7,347)
                                    ---------       -------  --------  --------

Balance as of September 30,1997    32,543,436       $   325  $119,791  $(69,627)
                                   ==========       =======  ========  ========



See accompanying notes to the consolidated financial statements.

CADIZ LAND COMPANY, INC.

NOTES THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

  The Condensed Consolidated Financial Statements have been prepared by the Company without audit and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Form 10-K for the nine month period ended December 31, 1996. The foregoing Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments which the Company considers necessary for a fair presentation. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

  See Note 2 to the Condensed Consolidated Financial Statements included in the Company's latest Form 10-K for a discussion of the Company's accounting policies.

  In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which is effective for fiscal years ending after December 14, 1997. SFAS 128 replaces disclosure of primary and fully diluted earnings per share with basic and diluted earnings per share. Application of SFAS 128 is not expected to have a material effect on the Company's earnings per share for the quarters or the nine months ended September 30, 1997 or 1996.

NOTE 2 - LONG-TERM DEBT
-----------------------

  On April 16, 1997 Sun World completed a private placement of $115.0 million in secured 11-1/4% Series A First Mortgage Notes (the "Sun World Notes"). The Sun World Notes were sold through Smith Barney Inc., as initial purchaser, to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act of 1933, as amended (the "Securities Act")) and a limited number of institutional "accredited investors" (as defined in the Securities Act). The proceeds from the issuance of the Sun World Notes, when combined with Sun World's existing cash and cash made available under a $30 million Revolving Credit Facility entered into by Sun World concurrently with the issuance of the Sun World Notes, were used to retire Sun World's existing indebtedness to John Hancock Mutual Life Insurance Company ("John Hancock") and Caisse Nationale de Credit Agricole, acting through its Grand Cayman branch ("Credit Agricole") as well as the Company's existing indebtedness to Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank").

  Commencing October 14, 1997, Sun World offered to exchange (the "Exchange Offer") up to $115.0 million aggregate principal amount of its 11-1/4% Series B First Mortgage Notes (the "Exchange Notes") for $115.0 million aggregate principal amount of the Sun World Notes. The Exchange Notes have the same terms as the Sun World Notes. The exchange of all of the Sun World Notes was completed on November 12, 1997.

SUN WORLD OBLIGATIONS

  Sun World's $30.0 million Revolving Credit Facility matures in one year and is guaranteed by the Company. Amounts borrowed under the Revolving Credit Facility will accrue interest at either prime plus 1.50% or LIBOR plus 2.50%, at Sun World's election, with an additional .50% payable for advances on eligible inventory above specified levels.

  The Sun World Notes, which were issued in the principal amount of $115.0 million on April 16, 1996 and will mature on April 15, 2004, accrue interest at the rate of 11-1/4% per annum. Interest only is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1997. The Sun World Notes are secured by a first lien (subject to certain permitted liens) on substantially all of the assets of Sun World and its subsidiaries, other than growing crops, crop inventories and accounts receivable and proceeds thereof, which secure the Revolving Credit Facility, and certain real property pledged to third parties.

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

SUMMARIZED FINANCIAL INFORMATION

   Summarized consolidated financial information for Sun World is as follows (in thousands):

                               September 30, 1997     December 31, 1996
                               ------------------     ------------------

  Current assets                  $   33,248               $  60,651
  Noncurrent assets                  143,170                 136,344
  Current liabilities                 18,892                  14,920
  Noncurrent liabilities             127,303                 139,615


                                   For the Three          For the Nine
                                   Months Ended           Months Ended
                                 September 30, 1997    September 30, 1997
                                  ------------------   ------------------

  Revenues                        $   52,854                   83,270
  Cost of sales                      (38,409)                 (63,593)
  Operating income                     8,273                    7,208
  Net income (loss)                    4,537                   (3,136)

  Combined summarized financial information for the Sun World Subsidiary Guarantors is as follows: (in thousands):

                                September 30, 1997      December 31, 1996
                                -------------------     -----------------

  Current assets                  $      -0-                $      -0-
  Noncurrent assets                    8,061                     7,439
  Current liabilities                      4                         4
  Noncurrent liabilities                 107                       107

                                   For the Three           For the Nine
                                    Months Ended           Months Ended
                                 September 30, 1997      December 31, 1997
                                 -------------------     ------------------

  Share of net income of
   equity investee               $       41                  $     620

  Separate financial statements for Sun World and each of the Sun World Subsidiary Guarantors are not presented as management has determined they would not be material to investors.

NOTE 3 - PREFERRED AND COMMON STOCK
------------------------------------

  During the nine months ended September 30 1997, 180 shares of Series B Preferred Stock ("Series B Preferred") were converted into 421,389 shares of common stock. Additionally, 100 Shares of Series C Preferred Stock ("Series C Preferred") were converted into 241,511 shares of common stock. Dividends paid in common stock on conversion of the Series B Preferred and Series C Preferred totalled 12,583 shares of common stock.

     On May 7, 1997, the Company mandatorily converted all of the 27,431 outstanding shares of the Series A Redeemable Preferred Stock ("Series A Preferred") into 7,314,917 shares of common stock. As a condition to such conversion, the Company paid holders of the Series A Preferred one year of dividends (less the amount of any dividends previously paid). Dividends were paid in the form of 348,668 shares of common stock issued.

     During the nine months ended September 30, 1997, previously outstanding stock options of 653,500 were exercised resulting in gross proceeds to the Company of $1,690,000. In addition, 75,000 shares were issued to the Company's Chief Executive Officer upon the achievement of certain performance criteria and 30,000 shares were issued to a former lender for refinancing arrangements.

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

RESULTS OF OPERATIONS

     The financial statements set forth herein for the three and nine months ending September 30, 1997, reflect the results of operations for both the Company and Sun World for the period January 1, 1997 through September 30, 1997. The results of operations of Sun World prior to the September 13, 1996 acquisition date have not been consolidated with those of the Company. As a result of the foregoing, direct comparisons of the Company's consolidated results of operations for the three months and nine months ended September 30, 1997 with results for the three and nine months ended September 30, 1996 will not, in the view of management of the Company, prove meaningful. Instead, a summary of the Sun World elements which management of the Company believes essential to an analysis of the results of operations for such periods is presented below. For purposes of this summary, the term Sun World will be used, when the context so requires, with respect to the operations and activities of the Company's Sun World subsidiary, and the term Cadiz will be used, when the context so requires, with respect to those operations and activities of the Company not involving Sun World.

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

Three Months Ended September 30, 1997 Compared to Three Months Ended
---------------------------------------------------------------------
September 30, 1996
--------------------

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

     During the current year, atypical weather conditions have resulted in much higher than normal crop yields for table grapes and tree fruit crops, therefore resulting in lower prices throughout the industry. However, the Company's proprietary products, such as Superior Seedless(TM) table grapes and Black Diamond(TM) plums, have allowed Sun World to continue to command a price premium to the overall market which has helped mitigate the difficult market conditions industry-wide.

     The table below sets forth, for the periods indicated, the results of operations for the Company's four main operating divisions (before elimination of any interdivisional charges) as well as the categories of costs and expenses incurred by the Company which are not included within the divisional results (in thousands):

                                            Three Months Ended
                                               September 30,
                                              ----------------
                                              1997        1996
  Divisional net income (loss)              -------     -------
     Farming                                $ 5,618        (47)
     Packing                                  5,411         200
     Marketing                                2,707          92
     Proprietary product development            408         (14)
                                            -------     -------

                                             14,144         233

  Landfill prevention expense                   183         135
  General and administrative expense          2,460       1,022
  Depreciation and amortization expense       3,946         381
  Interest expense, net                       3,937       1,137
                                            -------     -------

  Net income (loss)                         $ 3,618    $ (2,442)
                                            =======    ========

  The consolidated net income for the quarter ended September 30, 1997 was $3.6 million compared to a loss of $2.4 million for the same period last year.

  FARMING OPERATIONS. The Company's developed agricultural properties, which total approximately 18,900 acres, are primarily dedicated to producing permanent commercial crops. Revenues during the quarter resulted primarily from the harvest of table grapes, tree fruit, sweet red and yellow peppers and seedless watermelon from the San Joaquin Valley operations and sweet red and yellow peppers from the California coastal operations. Although yields for these crops were higher than normal, similar high crop yields throughout the industry have resulted in lower prices. As the Company is able to command a premium price for its proprietary products such as Superior Seedless(TM) table grapes and Black DiamondTM plums, the impact of the industry-wide lower prices have been somewhat mitigated. Net income from farming operations totaled $5.6 million for the quarter ended September 30, 1997 based upon revenues of $44.4 million offset by farming expenses of $38.8 million. For the quarter ended September 30, 1996, the loss from farming operations resulted from $0.6 million in net income from farming operations for Sun World from September 14, 1996 to September 30, 1996 offset by losses from the Cadiz operations.

  PACKING OPERATIONS. Sun World's four packing and handling facilities contributed $10.3 million in revenues offset by $4.9 million in expenses resulting in $5.4 million in net income from packing operations during the quarter ended September 30, 1997. During the quarter, the Company packed
1.4 million units and handled 4.5 million units which represents approximately 50% of the annual volume expected to be packed or handled. Products packed or handled during the quarter consisted of Company-grown table grapes, tree fruit, sweet red and yellow peppers and seedless watermelon in the San Joaquin Valley and table grapes and citrus products packed for third party growers. The 1996 net income from packing operations related to the results of Sun World from September 14, 1996 to September 30, 1996.

  MARKETING OPERATIONS. The Company's marketing operations include selling, merchandising and promoting Sun World grown products, as well as providing these services for third party growers. During the three months ended September 30, 1997, a total of 6.0 million units were sold primarily consisting of Company-grown table grapes, tree fruit, sweet red and yellow peppers and seedless watermelon from the San Joaquin Valley; table grapes, seedless watermelon, and citrus from domestic third party growers; and sweet red and yellow peppers from the Company's California coastal operations. These unit sales resulted in marketing revenue of $4.1 million while marketing expenses totaled $1.4 million for the quarter ended September 30, 1997 resulting in a net income from marketing operations of $2.7 million. The 1996 net income from marketing operations related to the results of Sun World from September 14, 1996 to September 30, 1996.

  PROPRIETARY PRODUCT DEVELOPMENT. Sun World has a long history of product innovation, and its research and development center maintains a fruit breeding program that has introduced dozens of proprietary fruit varieties during the past five years. In addition, Sun World has a 50% interest in American SunMelon, a partnership engaged in proprietary development, production and marketing of seedless watermelon seed. During the three months ended September 30, 1997, net income from proprietary product development was $0.4 million related to net research and development revenue.

  LANDFILL PREVENTION ACTIVITIES.    The Company is engaged in opposition
to the proposed construction and operation of a landfill to be located adjacent to its Cadiz Valley property, and has filed two lawsuits seeking, among other things, to set aside approvals for the landfill project and monetary damages. During the three months ended September 30, 1997, expenses incurred in connection with activities in opposition to the project, such as litigation costs and professional fees and expenses totaled $0.2 million as compared to $0.1 million during the 1996 period.

  GENERAL AND ADMINISTRATIVE EXPENSES.   General and administrative
expenses during both the three months ended September 30, 1997 and the three months ended September 30, 1996 consisted primarily of corporate operating expenses, professional fees and salaries. These expenses increased by $1.4 million during the three months ended September 30, 1997 as compared to the 1996 period primarily due to the addition of Sun World administrative costs in the amount of $1.8 million for the three months ended September 30, 1997.

  DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the quarter ended September 30, 1997 totaled $3.9 million compared to $0.4 million for the same period in 1996. The increase is attributable to depreciation relating to the acquired Sun World assets.

  INTEREST EXPENSE. Net interest expense totaled $3.9 million during the three months ended September 30, 1997, compared to $1.1 million during the same period in 1996. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                             Three Months Ended
                                                September 30,
                                                ------------
                                               1997        1996
                                               -----       -----
  Interest on outstanding debt -Sun World    $3,388         733
  Interest on outstanding debt - Cadiz          213         262
  Amortization of financing costs               408         210
  Interest income                              (72)        (68)
                                             ------      -------

                                             $3,937      $1,137
                                             ======      =======

  The increase in interest on outstanding debt during the 1997 period is attributable to the long-term debt acquired as part of the Sun World acquisition. Financing costs, which include legal fees and extension fees, are amortized over the life of the debt agreement.

Nine months ended September 30, 1997 Compared to Nine Months Ended
------------------------------------------------------------------
September 30, 1996
------------------

  The table below sets forth, for the periods indicated, the results of operations for the Company's four main operating divisions (before elimination of any interdivisional charges) as well as the categories of costs and expenses incurred by the Company which are not included within the divisional results (in thousands):

                                            Nine Months Ended
                                              September 30,
                                            ------------------
                                            1997        1996
                                           -------     -------

  Divisional net income (loss):
     Farming                                $ 6,953      (1,015)
     Packing                                  7,175         200
     Marketing                                4,106          94
     Proprietary product development            948         (14)
                                            -------     -------

                                             19,182       (735)

  Landfill prevention expense                   563       1,510
  General and administrative expense          7,952       2,387
  Depreciation and amortization expense       6,291         909
  Interest expense                           11,723       2,029
                                            -------     -------

  Net loss                                 $ (7,347)   $ (7,570)
                                            =======     =======

  The consolidated net loss for the nine months ended September 30, 1997 was $7.3 million compared to a loss of $7.6 million for the same period last year.

  FARMING OPERATIONS.   Net income from farming operations, totalled $7.0
million for the nine months ended September 30, 1997, primarily resulting from the harvest of table grapes, tree fruit, sweet red and yellow peppers and seedless watermelon from the San Joaquin and Coachella Valley operations. Farming revenues were $66.7 million and farming expenses were $59.7 million for the nine months ended September 30, 1997. Due to the higher than normal crop yield industry-wide, prices have been lower which reduces farming earnings. The Company's proprietary products such as Superior Seedless(TM) table grapes and Black Diamond(TM) plums have allowed Sun World to continue to command a price premium to the overall market which has helped mitigate the difficult market conditions industry-wide. For the nine months ended September 30, 1996, the $1.0 million loss from farming operations resulted primarily from the Cadiz operations offset by $0.6 million in net income from farming operations of Sun World from September 14, 1996 to September 30, 1996.

  PACKING OPERATIONS. Sun World's four packing and handling facilities contributed $7.2 million in profit during the nine months ended September 30, 1997. During the nine month period, the Company packed 3.1 million units and handled 8.0 million units which primarily consisted of Company-grown table grapes, tree fruit, sweet red and yellow peppers and seedless watermelon in the San Joaquin and Coachella Valleys and table grapes and citrus products packed for third party growers. Packing and handling revenue for these operations of $18.5 million was offset by $11.3 million of expenses largely related to labor costs, packing materials, and the fixed infrastructure costs associated with the Company's four packing facilities. The 1996 net income from packing operations related to the results of Sun World from September 14, 1996 to September 30, 1996.

  MARKETING OPERATIONS.   During the nine months ended September 30, 1997,
a total of 10.3 million units were sold consisting primarily of Company-grown table grapes, tree fruit, sweet red and yellow peppers and seedless watermelon from the San Joaquin and Coachella Valleys; table grapes, seedless watermelon and citrus from domestic third party growers and Chilean table grapes. These unit sales resulted in marketing revenue of $7.5 million. Marketing expenses totaled $3.4 million for the nine months ended September 30, 1997 resulting in a net income from marketing operations of $4.1 million. The 1996 net income from marketing operations related to the results of Sun World from September 14, 1996 to September 30, 1996.

  PROPRIETARY PRODUCT DEVELOPMENT. During the nine months ended September 30, 1997, net income from proprietary product development was $0.9 million consisting of the Company's share of partnership income totaling $0.6 million and $0.3 million in net research and development income related to the Company's proprietary products.

  LANDFILL PREVENTION ACTIVITIES.   During the nine months ended September
30, 1997, expenses incurred in connection with activities in opposition to the landfill project, such as litigation costs and professional fees and expenses totaled $0.6 million as compared to $1.5 million during the 1996 period.

  GENERAL AND ADMINISTRATIVE EXPENSES.   General and administrative
expenses, consisting primarily of corporate operating expenses, professional fees and salaries, increased by $5.6 million during the nine months ended September 30 1997 as compared to the 1996 period primarily due to the addition of Sun World administrative costs for the nine months ended September 30, 1997 of $5.2 million.

  DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the nine months ended September 30, 1997 totaled $6.3 million compared to $0.9 million for the same period in 1996. The increase is attributable to depreciation relating to the acquired Sun World assets.

  INTEREST EXPENSE. Net interest expense totaled $11.7 million during the nine months ended September 30 1997, compared to $2.0 million during the same period in 1996. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                            Nine Months Ended
                                              September 30,
                                              -------------
                                            1997         1996
                                           ------       -------

  Interest on outstanding debt - Sun World $ 10,191     $   733
  Interest on outstanding debt - Cadiz          692         774
  Amortization of financing costs             1,373         644
  Interest income                          $  (533)        (122)
                                           --------     -------

                                           $ 11,723     $ 2,029
                                           ========      =======

  The increase in interest on outstanding debt during the 1997 period is attributable to the long-term debt acquired as part of the Sun World acquisition. Financing costs, which include legal fees and extension fees, are amortized over the life of the debt agreement.

LIQUIDITY AND CAPITAL RESOURCES

  GENERAL DISCUSSION OF LIQUIDITY AND CAPITAL RESOURCES. With the acquisition of Sun World, the completion of an offering by Sun World of $115.0 million in secured notes and a $30.0 million Revolving Credit Facility issued to Sun World, as further discussed below, the Company believes it will be able to meet its working capital needs without looking to additional outside funding sources, although no assurances can be made. See "Current Financing Arrangements" and "Equity Placements," below. Prior to its acquisition of Sun World, the Company had looked to outside funding sources to address its liquidity and working capital needs.

  On April 16, 1997, Sun World completed a private placement of $115.0 million in secured 11-1/4% Series A First Mortgage Notes (the "Sun World Notes"). The Sun World Notes were sold through Smith Barney Inc., as initial purchaser, to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act of 1933, as amended (the "Securities Act")) and a limited number of institutional "accredited investors" (as defined in the Securities Act). The proceeds from the issuance of the Sun World Notes, when combined with Sun World's existing cash and cash made available under a $30 million Revolving Credit Facility entered into by Sun World concurrently with the issuance of the Sun World Notes, were used to retire Sun World's existing indebtedness to John Hancock Mutual Life Insurance Company ("John Hancock") and Caisse Nationale de Credit Agricole, acting through its Grand Cayman branch ("Credit Agricole"), as well as Cadiz' existing indebtedness to Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank") (referred to hereinafter as the "Debt Refinancing" ).

  Under Sun World's historical working capital cycle, working capital is required primarily to finance the costs of growing and harvesting crops, which occurs from January through September with a peak need in June. Sun World harvests and sells the majority of its crops during the period from June through October, when it receives the majority of its revenues. In order to bridge the gap between incurrence of expenditures and receipt of revenues, large cash outlays are required each year. Prior to its Debt Refinancing, Sun World's cash balance was sufficient to provide for these seasonal working capital requirements without the need for additional outside funding. However, a substantial portion of Sun World's cash on hand was used upon issuance of the Sun World Notes to fund debt repayments. Therefore, Sun World depended upon the Revolving Credit Facility to meet its seasonal working capital needs in 1997. Peak borrowings under the Revolving Credit Facility during the 1997 season were $18.2 million.
As of September 30, 1997, no amount was outstanding under the Revolving Credit Facility.

  After giving effect to the issuance of the Sun World Notes and the application of the net proceeds therefrom, Sun World has $119.0 million of indebtedness outstanding and $30.0 million of borrowing availability under the Revolving Credit Facility, and Cadiz has approximately $10.1 million of indebtedness outstanding to its current primary lender, ING Baring (U.S.) Capital Corporation ("ING"). See "Cadiz Obligations," below. Management believes that the terms of the Company's debt facilities following the issuance of the Sun World Notes are more favorable to the Company than the terms of the retired debt facilities. See "Outlook," below.

  In addition to the foregoing, in order to provide additional availability of working capital at the parent level and to provide a readily available funding mechanism for add-on acquisition opportunities, Cadiz has entered into an agreement in principle with ING, subject to documentation, whereby ING will provide a $15.0 million secured revolving credit facility to Cadiz.

  CURRENT FINANCING ARRANGEMENTS.
  -------------------------------

  SUN WORLD OBLIGATIONS

  The Sun World Notes, which were issued in the principal amount of $115.0 million on April 16, 1997 and will mature on April 15, 2004, accrue interest at the rate of 11-1/4% per annum. Interest only is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1997. The Sun World Notes are secured by a first lien (subject to certain permitted liens) on substantially all of the assets of Sun World and its subsidiaries, other than growing crops, crop inventories and accounts receivable and proceeds thereof, which secure the Revolving Credit Facility, and certain real property pledged to third parties. The Sun World Notes are also secured by the guarantee of Cadiz and the pledge by Cadiz of all of the stock of Sun World.

  Commencing October 14, 1997, Sun World offered to exchange (the
"Exchange Offer") up to $115.0 million aggregate principal amount of its 11-1/4% Series B First Mortgage Notes (the "Exchange Notes") for $115.0 million aggregate principal amount of the Sun World Notes. The Exchange Notes have the same terms as the Sun World Notes. The exchange of all of the Sun World Notes was completed on November 12, 1997.

  Sun World entered into a one year $30.0 million Revolving Credit Facility which is guaranteed by Cadiz. Amounts borrowed under the Revolving Credit Facility will accrue interest at either prime plus 1.50% or LIBOR plus 2.50%, at Sun World's election, with an additional .50% payable for advances on eligible inventory above specified levels. As of September 30, 1997, no amount was outstanding under the Revolving Credit Facility.

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

  As discussed in the Company's latest Form 10-K, Cadiz is obligated to ING for approximately $10.0 million. The maturity date of the ING obligation is April 30, 1998 (with the interest rate of such obligation adjusted as of May 1, 1997 to LIBOR plus 200 basis points, payable at LIBOR only semi-annually, with the remaining accrued interest added to principal). ING also granted to Cadiz the right to obtain two additional one-year extensions. Upon exercise of the first and second extension, Cadiz would be required to issue certain warrants to ING and the interest rate would be further adjusted. Currently, ING holds a senior deed of trust on substantially all of Cadiz' non-Sun World related property.

   As the Company continues to actively pursue its business strategy, additional financing specifically in connection with the Company's water projects will be required. The nature of such additional financing for the water transfer and/or storage projects will depend upon how the development and ownership of each project is ultimately structured, and how much of each project's funding will be the Company's responsibility. Should the Company determine that it will be able to maximize its profit potential through construction and ownership of the water delivery and/or storage systems used in the project, the Company will be required to obtain long-term project financing. Based upon the results of analyses performed by an investment banking firm retained by the Company, management believes that several alternative long-term financing arrangements are available to the Company which will be further evaluated once funding responsibility and ownership alternatives are determined.

  CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES. Cash provided by operating activities totaled $3.0 million for the nine months ended September 30, 1997 as compared to cash used for continuing operating activities of $5.9 million for the same period in 1996. The increase in cash generated from operating activities primarily resulted from the inclusion of Sun World's operations in the 1997 period. Significant working capital changes included an increase in accounts receivable of $4.2 million attributable to the seasonality of Sun World's agricultural operations offset by an increase in accounts payable of $1.7 million and accrued liabilities of $5.0 million (primarily related to accrued interest on the Sun World Notes).

  CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES. Cash used for investing activities totaled $1.3 million during the nine months ended September 30, 1997 as compared to cash provided by investing activities of $0.5 million during the prior year's period. Although the Company invested $3.7 million in developing crops and $1.9 million in the purchase of land, property, plant and equipment and in furtherance of its water transfer and storage projects, the Company received proceeds of $2.7 million from the disposal of underproducing Sun World assets through an asset disposal program. In addition, partnership distributions received by Sun World totaled $1.2 million and other assets decreased by $0.4 million.

  CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES. Cash used for financing activities totaled $29.8 million for the nine months ended September 30, 1997 as compared to cash provided by financing activities of $42.9 million during the nine months ended September 30, 1996. Principal payments on long-term debt of $140.8 million were made from the proceeds from the issuance of $115.0 million of debt and from the payment of cash derived from the Company's existing working capital.
Costs related to debt issuances totaled approximately $5.7 million.
Net proceeds from the exercise of previously outstanding stock options totaled $1.7 million during the nine months ended
September 30, 1997.

OUTLOOK

  With the issuance of the Sun World Notes, the Company believes that, based upon current levels of operations and anticipated growth, Sun World can adequately service its indebtedness and meet its seasonal working capital needs utilizing available internal cash and the Revolving Credit Facility. Although the indenture securing the Sun World Notes (the"Sun World Indenture") and agreements between Cadiz and its principal current lender restrict the amount of cash that can flow from Sun World to Cadiz and vice versa, Cadiz expects to be able to meet its ordinary working capital needs, in the short-term, through a combination of quarterly management fee payments from Sun World, payments from Sun World under an agricultural lease whereby Sun World now operates the Company's 1,600 acres of developed agricultural property at Cadiz, California, draws from the ING Facility, and the possible exercise of outstanding stock options. In addition, there are provisions in the Sun World Indenture allowing for certain additional payments to be made from Sun World to Cadiz, subject to Sun World meeting specific tests and ratios.

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

  Cadiz also continually evaluates acquisition opportunities which are complimentary to its current portfolio of landholdings, water resources and agricultural operations. Accordingly, the planned ING Facility is intended to provide a readily available funding mechanism for such add-on acquisition opportunities.

                        CADIZ LAND COMPANY, INC.

OTHER INFORMATION
------------------

ITEM 1  -  LEGAL PROCEEDINGS
           ---------------------

           See "Item 3. Legal Proceedings" included in the Company's latest Form 10-K for a complete discussion.

           On October 24, 1997, the Company filed an action styled
           CADIZ LAND COMPANY, INC. VS WASTE MANAGEMENT, INC. ET. AL.
           CASE NO. CV-97-7827-WMB (MANx) in the U.S. District Court for the Central District of California seeking damages and equitable relief as a consequence of various unlawful and malicous acts and practices undertaken by Waste Management, Inc. ("WMI"), certain key executives and consultants of WMI and certain other parties in interest as to the Rail-Cycle Project. The action asserts, among other things, that the defendants have
           (i) violated the Racketeer Influenced and Corrupt Organization Act (RICO), (ii) violated Section 10(b) of the Securities Exchange Act of 1934, (iii) intercepted wire communications,
           (iv) misappropriated Trade Secrets, and (v) engaged in defamation and trade libel. No trial date has yet been set.

           On November 6, 1997, the San Bernardino Superior Court denied the Company's application for a Writ of Mandate to set aside the County of San Bernardino's certification of an Environmental Impact Report/Environmental Impact Statement ("EIR/EIS") in connection with the construction and operation of a landfill to be located adjacent to Company-owned property (the "Rail-Cycle Project").
           The Company intends to continue prosecuting its claim for monetary damages. No trial date has yet been set.

ITEM 2  -  CHANGE IN SECURITIES AND USE OF PROCEEDS
           ------------------------------------------
           (c)  Unregistered Transactions

           In August 1997, 64,621 shares of the Company's Common Stock were issued to the holders of 30 shares of the Company's outstanding Series B Preferred Stock (the "Series B Shares") upon the conversion of the Series B Shares. In addition, 2,699 shares of the Company's Common Stock were issued to these holders as accrued dividends. As these transactions were with existing security holders exclusively and as no fees were paid in connection with such transactions, such transactions were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 3 -   DEFAULTS UPON SENIOR SECURITIES
           ---------------------------------
           Not applicable.

ITEM 4 -   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
           -----------------------------------------------------

           Not applicable.

ITEM 5 -   OTHER INFORMATION
           --------------------

           Not applicable.

ITEM 6 -   EXHIBITS AND REPORTS ON FORM 8-K
           ---------------------------------

           A. EXHIBITS

              1. Exhibit 27    -   Financial Data Schedule

           B. REPORTS ON FORM 8-K

              Not applicable.

                        CADIZ LAND COMPANY, INC.

SIGNATURES
------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cadiz Land Company, Inc.



By:/s/ Keith Brackpool                     November 13, 1997
   -----------------------------------     -------------------
   Keith Brackpool                         Date
   Chief Executive Officer and Director


By:/s/ Stanley E. Speer                    November 13, 1997
   -------------------------------------   ---------------------
   Stanley E. Speer                        Date