Form 10-K
period 1997-12-31
CADIZ LAND CO INC
filed 1998-03-26
CIK 727273

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

MARK ONE [1]

   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended Dectember 31, 1997

                                 OR

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

      For the transition period from............to............
                   ------------------------------
                   Commission File Number 0-12114



                           CADIZ LAND COMPANY, INC.
            (Exact name of registrant specified in its charter)

                    DELAWARE                          77-0313235
          (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)           Identification No.)

        100 Wilshire Boulevard, Suite 1600
               Santa Monica,  CA                        90401
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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of regulation S-K (Sec. 220.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of March 23, 1998, the registrant had 33,069,161 shares of Common Stock outstanding. The aggregate market value of the Common Stock held by nonaffiliates as of March 23, 1998, was approximately $237,543,000 based on the average of the closing bid and asked prices on that date.

==========================================================================
                    Documents Incorporated by Reference

Certain portions of Registrant's proxy statement for the annual meeting to be held on May 13, 1998, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference under Part II of this Form 10-K.

                                PART I


ITEM 1. Business

    The long-term strategy of Cadiz Land Company, Inc. (the "Company") is to acquire and develop water-related land and agricultural assets, as well as selected water-related technologies. The Company has created an integrated and complementary portfolio of landholdings, water resources, and agricultural operations located throughout central and southern California which either possess sizable assured supplies of water or can, in future years, utilize water supplied from other Company properties. Management therefore believes that, with both the increasing scarcity of water supplies in California and the increasing demand for water, the Company's access to water will provide it with a competitive advantage both as a major agricultural concern and as a supplier of water, which will lead to continued appreciation in the value of the Company's portfolio.

   In September 1996, the Company significantly enhanced this portfolio through its acquisition of Sun World International, Inc. ("Sun World"). The Sun World acquisition has made the Company one of the largest fully integrated agricultural companies in California by adding to the Company's portfolio more than 17,200 acres of prime agricultural land, packing facilities, marketing expertise, proprietary agricultural products and the highly regarded Sun World brand name. The acquisition of Sun World also added valuable water rights to the Company's existing water resource development operations.

    In addition to its Sun World properties, the Company holds more than 39,000 acres of land in eastern San Bernardino County which are underlain by excellent groundwater resources with demonstrated potential for future applications, including water storage and supply programs, and agricultural, municipal, recreational and industrial development. All of the Company's properties are located in close proximity to California's major aqueduct systems. The Company expects to utilize its resources to participate in a broad variety of water storage and supply programs, including the storage and supply of surplus water for public agencies which require supplemental sources of water. The Company has entered into an interim Agreement with the Metropolitan Water District of Southern California ("MWD") to develop principles and terms for a long-term agreement at its Cadiz, California property. The program (the "Cadiz/Fenner Water Storage and Supply Program") will provide storage capacity of approximately 500,000 acre-feet and a dry-year source of up to 100,000 acre-feet per year of high quality water.

      The Company continually seeks to develop and manage its land, water and agricultural resources for their highest and best uses. Agricultural development enables the Company to maximize the value of its landholdings while generating cash flow. The Company also continues to evaluate acquisition opportunities which are complementary to its current portfolio of landholdings, water resources and agricultural operations.

(a)  GENERAL DEVELOPMENT OF BUSINESS

     As part of its current business plan, the Company's land acquisition, development activities and agricultural operations are conducted for the purpose of enhancing the long-term appreciation of its properties. See "Narrative Description of Business," below.

     As the most populous state in the nation, California's population is projected to swell to nearly 50 million people by the year 2020. This increasing population is placing great demands on California's infrastructure, particularly its limited water resources. According to the California Department of Water Resources, shortfalls of approximately 7 million acre-feet are forecasted in a dry year by the year 2020. Management therefore believes that, with both the increasing scarcity of water supplies in California and the increasing demand for water, the Company's access to water will provide it with a competitive advantage both as a major agricultural concern and as a supplier of water which will lead to continued appreciation in the value of the Company's portfolio.

     On September 13, 1996, the Company acquired all of the stock of a reorganized Sun World pursuant to a consensual plan of reorganization for a net purchase price of approximately $179 million (the "Sun World Acquisition"). Sun World and certain subsidiaries of Sun World had filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on October 3, 1994 after debt restructuring negotiations with its existing lenders failed.

     The Company's Sun World Acquisition was an integral part of the Company's business strategy. Sun World has added to the Company's portfolio approximately 17,200 acres of prime agricultural land primarily in the San Joaquin and Coachella Valleys, increasing the Company's total landholdings to approximately 56,200 acres. See Item 2, "Properties."

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     During the year ended December 31, 1997, the Company operated in one industry segment: resource development. See Consolidated Financial Statements. Also, see Item 7, "Management's Discussion and Analysis".

(c)  NARRATIVE DESCRIPTION OF BUSINESS

     Pursuant to its business strategy, the Company continually seeks to develop and manage its portfolio of land, water and agricultural resources for their highest and best uses. The development and management activities of the Company are currently focused on agricultural operations (primarily through its wholly-owned Sun World subsidiary) and water resource development. Agricultural development enables the Company to maximize the use of its landholdings while generating cash flow. The Company also continues to evaluate acquisition opportunities which are complementary to its current portfolio of landholdings, water resources, and agricultural operations.

WATER RESOURCE DEVELOPMENT

     The Company's portfolio of water resources, located in close proximity to the major aqueduct systems of central and southern California such as the State Water Project, the Colorado River Aqueduct, and the Colorado River, provides the Company with the opportunity to participate in a variety of water banking, exchange and storage and supply programs in partnership with regional public water agencies.

  CADIZ/FENNER WATER STORAGE AND SUPPLY PROGRAM. The Company's 27,400 acres in the Cadiz and Fenner Valleys of eastern California (the "Cadiz/Fenner Property") are underlain by a substantial high-quality groundwater basin. This groundwater is recharged by rain and snowfall within a catchment area of nearly 1,300 square miles. Average annual recharge is estimated by independent experts to be in the range of 20,000 to 30,000 acre-feet. See Item 2, "Properties - The Cadiz/Fenner Property."

     Pursuant to an Environmental Impact Report ("EIR") and land use approvals by San Bernardino County, the Company is authorized to pump approximately 30,000 acre-feet of groundwater per year for irrigation of its Cadiz Valley property. An acre-foot is 326,000 gallons, or enough for approximately two families for one year. The Company uses only approximately 6,000 acre-feet per year to irrigate its Cadiz Valley agricultural development. As a result, the Company has the ability to supply groundwater - surplus to its present and near-term needs - to public agencies which require supplemental sources of water.
Additionally, independent geotechnical and engineering studies confirm that the Company's Cadiz Valley properties are well suited for temporary storage of water which could be imported from the Colorado River during periods of excess supply.

     During wet years or periods of excess supply, the Company would store water from the Colorado River in its groundwater basin. During periods of regional drought or reduced allocations from the Colorado River, the previously imported water, together with additional indigenous groundwater, could be extracted and conveyed to the Colorado River Aqueduct.

     On December 23, 1997, the Company entered into an interim Agreement with MWD to develop principles and terms for a long-term agreement in which the Company would provide storage capacity of approximately 500,000 acre-feet and a dry-year source of up to 100,000 acre-feet per year of high quality water. The interim Agreement calls for the development of principles and terms, such as a fee structure, delivery schedule and environmental compliance, and final verification of feasibility for a water storage and supply program. The program would involve the construction of groundwater spreading and recovery facilities, a pumping plant, power facilities, and a pipeline that would convey the water to and from the Cadiz property from the Colorado River Aqueduct. The program could be fully operational by the year 2000.

     The interim Agreement also calls for the Company and MWD to explore two potential future additions to the water storage and supply program, including the construction of a dual pipeline at the Cadiz/Fenner property and/or the development of an additional program at the Company's nearby Danby Lake property. Either addition would increase the storage and/or supply capacity.

     In addition, once operational, the Cadiz/Fenner Water Storage and Supply Program will be conducted in accordance with a comprehensive, independent basin management program to ensure long-term protection of the groundwater basin.

     PIUTE. The Company's water development operations at its 7,300 acre Piute property are located in eastern San Bernardino County approximately 15 miles from the resort community of Laughlin, Nevada and about 12 miles from the Colorado River town of Needles, California. Hydrological studies and testing of a full scale production well have demonstrated that this landholding is underlain by groundwater of excellent quality. Average annual recharge is estimated by independent experts to be in the range of 10,000 to 20,000 acre-feet. See Item 2, "Properties - The Piute Property."

     Additional technical and environmental investigations are currently underway for a water development program anticipated to transfer approximately 10,000 to 15,000 acre feet per year.

     DANBY LAKE AND OTHER. The Company currently owns or controls additional acreage located throughout other areas of the Mojave Desert, such as Danby Lake. This area is located approximately 30 miles southeast of the Company's Cadiz/Fenner Valley property and 10 miles north of the Colorado River Aqueduct.

     As discussed above, the interim Agreement with MWD identifies the Company's Danby Lake property as a potential addition to the Cadiz/Fenner Water Storage and Supply Program.

     SUN WORLD WATER RESOURCES. The Sun World Acquisition brought to the Company valuable water rights in various parts of central and southern California. The Company believes with increasing water shortages in California, land with prime water rights will increase substantially in value.

     Sun World's landholdings and associated water resources are located adjacent to the major aqueduct systems of central and southern California, and in close proximity to the Colorado River. These holdings complement the Company's other groundwater resources, and will enhance the Company's opportunities to participate in a broad variety of water storage, supply, exchange or banking programs.

AGRICULTURAL OPERATIONS

     With the Sun World Acquisition, the Company has become one of California's largest vertically integrated agricultural companies combining an extensive research and development program, year-round sourcing, farming and packing activities and strong marketing capabilities. For the twelve months ended December 31, 1997, Sun World recorded revenues of $99.9 million.

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

     Although many fruits and vegetables are fungible commodities, Sun World has adopted a strategy of developing or acquiring specialty produce varieties with unique characteristics which differentiate them from commodity produce varieties. Most of these varieties are harvested during favorable marketing windows when available supply from competitors is limited. These specialty varieties typically command a price premium and are less subject to the same price volatility than the commodity varieties. They also provide Sun World with a dominant position in a number of product categories. Examples of the branded produce grown and marketed by Sun World include Superior Seedless(TM) table grapes, Black Diamond(TM) plums, Sun World Seedless(R) watermelons, Honeycot(R) apricots, Amber Crest(R) peaches and Sun World sweet colored peppers. These products evolved through a combination of internal development and acquisition. Sun World's research and development center is dedicated to developing additional high value proprietary varieties. See "Proprietary Product Development," below.

     FARMING OPERATIONS. Sun World's farming operations produced approximately 8 million units of fruits and vegetables during the year ended December 31, 1997. Its principal agricultural lands are located in the San Joaquin and Coachella valleys of California. See Item 2,
"Properties."

     Sun World properties are primarily dedicated to producing permanent commercial crops and, to a lesser extent, annual (or row) crops. Additionally, over 1,600 acres are currently utilized for developing crops (e.g. vines and trees that have not yet reached a commercial maturity). Subsequent to the Sun World acquisition, the Company implemented a crop development plan that provides for the planting of certain proprietary varieties of grapes and treefruit (approximately 1,100 acres) as well as the removal of approximately 1,400 acres of certain under-performing permanent crops. Given the Company's current crop allocation plan, it is now redeploying marginally productive acreage to produce more varieties of crops which are available for delivery at peak pricing windows throughout the year.

     PACKING AND MARKETING OPERATIONS. In addition to merchandising its own products, Sun World provides marketing and packing services to third party growers. For third party growers, Sun World provides three key benefits: (i) Sun World's brand name, proprietary products and reputation with wholesalers resulting in a significant pull through effect; (ii) a full complement of handling services that include harvest, cooling, packing and shipping; and (iii) an internal sales and marketing force servicing over 650 customers throughout the world.

     Sun World's packing facilities handled approximately 9 million units of produce during the year ended December 31, 1997. These facilities provide harvesting, packing, cooling and shipping services for Sun World production, as well as for other commercial clients. Currently, Sun World owns four facilities, three of which are located in the Coachella Valley and one of which is located in the San Joaquin Valley. See Item 2, "Properties."

     Sun World's vertically integrated operations enable it to offer the market a continuous stream of new, specialty products which receive a market premium. As a large grower, Sun World is able to manage the quality of its own product line, and as a significant packer/marketer, Sun World works with other growers to ensure product quality through packing and distribution. As a result, on average, the Company sells 12 to 13 million units annually with wholesale value of approximately $120 million. This amount includes sale proceeds received for units sold on behalf of third party growers for which only the sales commission and packing revenues received by Sun World are included in Sun World's reported revenues for 1997 of $99.9 million.

     Sun World's sourcing, both external and internal, is diversified geographically. Sun World's owned and leased farming operations are located throughout California from the Coachella Valley in the south to central California's San Joaquin Valley as well as operations near the coast. Sun World sources externally produced product from throughout California, from other areas of the United States, and from international sources. This geographic diversification not only reduces the impact that unfavorable weather conditions and infestations could have on Sun World's operations, but also provides Sun World with a longer selling season for many crops since the harvests occur at different times. In addition, geographic diversification also allows Sun World the ability to provide the quality and breadth of product throughout the year which is being demanded by retailers.

     Sun World's customer base consists of more than 650 accounts including supermarket retailers, food service entities, warehouse clubs, and international trading companies located in approximately 30 countries. Domestic customers include national retailers such as Safeway Stores and American Stores; club stores, including PriceCostco and Sam's; and food service distributors, including Sysco and Alliant. Approximately 11% of Sun World's products are marketed outside of the United States in Canada, Europe, Australia, Japan, Hong Kong, Singapore, Malaysia and Taiwan. Only one national retailer, Safeway Stores, (representing approximately 14%) accounted for more than 10% of Sun World's revenues in 1997. As is consistent with industry practice, Sun World does not maintain written agreements with this or its other significant customers.

     PROPRIETARY PRODUCT DEVELOPMENT. Sun World has a long history of product innovation, and its research and development center maintains a fruit breeding program that has introduced dozens of proprietary fruit varieties in the last five years. Recent product successes include the Black Diamond(TM) plum, the Amber Crest(R) peach and the Honeycot(R) apricot. There are several other promising grape and treefruit varieties which are scheduled for commercial planting and production in the near future.

     Sun World utilizes approximately 235 acres for its research and development center and crop experimentation. The research and development center facility houses tissue culture rooms, growth rooms, four greenhouses, and over 200 acres of experimental growing crops. The amounts expended by Sun World on its research and development activities since the Sun World Acquisition amounted to $809,000 for the year ended December 31, 1997 and $120,000 for the period from September 14, 1996 to December 31, 1996. Management expects to maintain at least its 1997 level of expenditures in the future.

     As a result of over 20 years of research and development, Sun World holds rights to more than 600 patents and trademarks around the world.
The patent registrations exist in most major fruit producing countries and the trademarks are held in both fruit producing and consuming regions.
Sun World's patents have varying expiration dates occurring within the next several years through 2017; however, the expiration of any individual patent will not have a material effect upon Sun World's operations.

     Additionally, Sun World has a 50% ownership interest in American Sunmelon, a partnership engaged in the proprietary development, production and marketing of seedless watermelon seed. Sun World's share of net income generated by American Sunmelon was approximately $1.4 million for calendar year 1997.

SEASONALITY

     In connection with the water resource development activities of the Company, revenues are not expected to be seasonal in nature.

     Sun World's agricultural operations are impacted by the general seasonal trends that are characteristic of the agricultural industry. Sun World has historically received the majority of its net income during the months of June to October following the harvest and sale of its table grape and treefruit crops. Due to this concentrated activity, the Company has, therefore, historically incurred a loss with respect to its agricultural operations in the other months during the year.

COMPETITION

     The Company faces competition for the acquisition, development and sale of its properties from a number of competitors, some of which have greater resources than the Company. The Company may also face competition in the development of water resources associated with its properties. Since California has scarce water resources and an increasing demand for available water, the Company believes that price and reliability of delivery are the principal competitive factors affecting transfers of water in California.

     The agricultural business is highly competitive. Sun World's competitors include a limited number of large international food companies, as well as a large number of smaller independent growers and grower cooperatives. No single competitor has a dominant market share in this industry due to the regionalized nature of these businesses. In addition to drawing from its proprietary base of products, Sun World utilizes brand recognition, product quality, harvesting in favorable production windows, effective customer service and consumer marketing programs to enhance its position within the highly competitive fresh food industry. Consumer and institutional recognition of the Sun World trademark and related brands and the association of these brands with high quality food products contribute to Sun World's ability to compete in the market for fresh fruit and vegetables.

EMPLOYEES

     As of December 31, 1997, the Company employed a total of 843 full-time employees. Sun World throughout the year engages various part time and seasonal employees, with a seasonal high of approximately 2,500 part time employees. Approximately 119 of the Company's employees are represented by a labor union pursuant to a contract that expires in 1999. Generally, the Company believes that its employee relations are good.

REGULATION

     Certain areas of the Company's operations are subject to varying degrees of federal, state and local laws and regulations. The Company's agricultural operations are subject to a broad range of evolving environmental laws and regulations. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Insecticide, Fungicide and Rodenticide Act and the Comprehensive Environmental Response, Compensation and Liability Act. Compliance with these foreign and domestic laws and related regulations is an ongoing process which is not currently expected to have a material effect on the Company's capital expenditures, earnings or competitive position. Environmental concerns are, however, inherent in most major agricultural operations, including those conducted by the Company, and there can be no assurance that the cost of compliance with environmental laws and regulations in the future will not be material. However, neither the Company nor Sun World expects to incur any material capital expenditures for environmental control facilities during 1998.

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


ITEM 2.   PROPERTIES

     The Company currently leases its executive offices in Santa Monica, California. The Company also maintains a development office in San Bernardino, California. Sun World owns its main packing facility (including sales and administrative offices) in Bakersfield, California and owns three packing facilities (including sales offices) in Coachella, California. The Company and each of its subsidiaries believe that their property and equipment are generally well maintained, in good operating condition and adequate for their present needs.

       The following is a description of the Company's significant properties.

THE CADIZ/FENNER PROPERTY

     In 1984, the Company conducted an investigation of the feasibility of the agricultural development of land located in the Mojave desert near Cadiz, California, and confirmed the availability of prime quality water in commercial quantities appropriate for agricultural development. Since 1985, the Company has acquired over 27,000 acres in the Cadiz and Fenner valleys of eastern San Bernardino County. Since 1990, the Company has been pumping an average of approximately 6,000 acre-feet of groundwater annually from its well operations for agricultural purposes.

     Additional independent geotechnical and engineering studies conducted since 1985 have confirmed that the Cadiz/Fenner property is well suited for temporary storage of water which could be imported from the Colorado River during periods of excess supply and alternatively the transfer of stored water from the Company's property and conveyed back to the Colorado River Aqueduct.

     In December 1997, the Company entered into an interim Agreement with MWD to develop principles and terms for a long-term agreement in which the Company would provide storage capacity of approximately 500,000 acre-feet and a dry-year source of up to 100,000 acre-feet per year in connection with this property. See Item 1, "Business-Narrative Description of Business - Water Resource Development."

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

    Substantially all Cadiz/Fenner acreage is held in fee directly by the Company.

THE SUN WORLD PROPERTIES

     FARM PROPERTIES. Sun World owns approximately 17,200 acres and leases approximately 2,100 acres of improved land in central and southern California. The majority of this land is used for the cultivation of permanent and annual crops and support activities, including packing facilities.

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

      The Kimberlina facility, located on an 83 acre parcel owned by Sun World, consists of two highly automated production lines for packing treefruit and citrus, cold storage areas, and office space.

      Sun World's primary Coachella Valley facility consists of two independent buildings located on 22 acres of industrial commercial zoned land in Coachella, California, two miles south of Indio. The 22 acres consists of 5 acres of buildings and improvements, 6 acres of packing, and 11 acres of open land. One building is used primarily for packing citrus, receiving table grapes, cold storage and office space. The other building is used primarily for receiving, cooling and storing table grapes.

      Sun World's other operating facility in Coachella consists of one building on 4 acres of land and is used primarily for packing watermelons and citrus and for storage.

      All of the Sun World properties are subject to encumbrances in favor of the holders of the Series B First Mortgage Notes issued by Sun World with an aggregate outstanding balance of $115.0 million as of December 31, 1997. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Current Financing Arrangements."

THE PIUTE PROPERTY

      The Piute property consists of approximately 7,300 acres and is located approximately 60 miles northeast of Cadiz and approximately 15 miles west of the Colorado River and Laughlin, Nevada, a small, fast growing town with hotels, casinos and water recreation facilities. The Piute property was identified for acquisition by the Company by a combination of satellite imaging and geological techniques which were used by the Company to identify water at Cadiz.

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

OTHER PROPERTIES

      In addition to the Cadiz and Piute properties, the Company owns approximately 4,300 additional acres in the Mojave Desert as to which development has not yet commenced. These properties include the Danby Lake property which has been identified as a potential future addition for a water storage and supply program under the Company's interim agreement with MWD. See Item 1, "Business - Narrative Description of Business - Water Resource Development."

        The Company will continue to seek to acquire additional properties both in Southern California desert regions and elsewhere which are believed to be suitable for development.

      All of the Company's non-Sun World fee property is subject to encumbrances in favor of Cadiz' primary lender as security for loans with outstanding balances aggregating approximately $14.8 million as of December 31, 1997. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Current Financing Arrangements."


ITEM 3.        LEGAL PROCEEDINGS

      In November 1995, the San Bernardino County Board of Supervisors certified an Environmental Impact Report/Environmental Impact Statement ("EIR/EIS"), and approved a Conditional Use Permit for the proposed construction and operation of a substantial landfill on the shore of Bristol Lake near Amboy, California (the "Rail Cycle" Project). The general partner of Rail Cycle is controlled by Waste Management, Inc. ("WMI"). The Rail Cycle Project would be located within a few miles of land owned by the Company at Cadiz, California, which the County of San Bernardino has designated for agricultural use in its General Plan.

      The Company has vigorously opposed the Rail Cycle Project on a number of grounds. In December 1995, an action styled CADIZ LAND COMPANY, INC. VS. COUNTY OF SAN BERNARDINO, ET. AL. CASE NO. BCV 02341 was filed by the Company in Superior Court in San Bernardino County. The action challenges the various decisions by the County of San Bernardino relative to the Rail Cycle Project. Named in this action, in addition to the County of San Bernardino, were the Board of Supervisors of the County of San Bernardino, three individual members of the Board of Supervisors, an employee of the County, and Rail Cycle, L.P. whose general partner is controlled by WMI. The Company alleges that the actions of the County of San Bernardino did not comply with the guidelines prescribed by the California Environmental Quality Act and violated state planning and zoning laws. The action seeks to set aside the county certification of the EIR/EIS and approval of the proposed Rail Cycle Project. The Company continues to believe the proposed Rail Cycle Project, if constructed and operated as currently designed, poses environmental risks both to the Company's agricultural operations at Cadiz and to the groundwater basin underlying the Cadiz property. Accordingly, the Company intends to pursue a claim for damages against the County of San Bernardino and Rail Cycle and the action seeks compensatory damages. On November 6, 1997, the San Bernardino Superior Court denied the Company's application for a Writ of Mandate to set aside the County of San Bernardino's certification of the ("EIR/EIS"). The Company intends to continue prosecuting its claim for monetary damages. No trial date has yet been set.

      On October 24, 1997, the Company filed suit in the United States District Court, for the Central District of California, against WMI, certain key executives and consultants of WMI, and certain other parties in interest as to the Rail Cycle Project. The Complaint as originally filed asserted the following claims arising under federal law: Violations of the Racketeer Influenced and Corrupt Organization Act (RICO), Conspiracy to Violate the Racketeer Influenced and Corrupt Organization Act (RICO), violations of Section 10(b) of the Securities Exchange Act of 1934, and Interception of Wire Communications. Additionally, the Complaint asserted the following claims arising under state law:
Conspiracy, Misappropriation of Trade Secrets, Conversion, Defamation, Trade Libel, Wiretapping, Interference with Existing Business Relationship, and Unfair Business Practices. On December 9, 1997, the federal district court severed the eight state law claims from the complaint and dismissed them without prejudice. Those claims have been reasserted in a state proceeding filed on January 8, 1998 in Los Angeles Superior Court (West Division).

      Prior to the acquisition of Sun World, the Internal Revenue Service
(IRS) had filed claims against Sun World and certain of its subsidiaries (collectively "the Sun World Claimants") for taxes refunded for workers that the IRS claims were employees. The Sun World Claimants contend that the workers are excluded from the definition of employment under the
Internal Revenue Code.   On January 21, 1998, the District court ruled in
favor of one of the Sun World Claimants. Management believes that the likelihood of an unfavorable future outcome with regard to this matter is remote. Accordingly, the Company released $3,780,000 of reserves related to this matter at December 31, 1997 which are reported on the Consolidated Statement of Operations as Litigation Benefit.

      The Company is involved in other legal and administrative proceedings and claims. In the opinion of management, the ultimate outcome of each proceeding or all such proceedings combined will not have a material adverse impact on the financial position of the Company.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The results of the Company's Annual Meeting of Stockholders held June 12, 1997 were reported in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

                               PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

      The Company's common stock is traded on the Nasdaq National Stock Market under the symbol "CLCI". The following table reflects actual sales transactions. The high and low range of the sales price of the common stock for the dates indicated have been provided by Nasdaq.

                                 High              Low
Quarter Ended                Sales Price      Sales Price
                              ---------       -----------
      1995:
   March 31                    $5.438           $4.125
   June 30                     $4.875           $4.000
   September 30                $5.500           $3.688
   December 31                 $6.250           $4.063

 1996:
   March 31                    $6.375           $5.250
   June 30                     $6.500           $5.219
   September 30                $6.000           $3.875
   December 31                 $5.625           $3.875

 1997:
   March 31                    $ 6.063          $4.838
   June 30                     $ 6.250          $4.813
   September 30                $ 8.063          $5.000
   December 31                 $ 9.375          $6.125

     On March 23, 1998, the high, low and last sales prices for the shares, as reported by Nasdaq, were $9.7344, $9.7344 and $9.7344 respectively.

    In January 1998, options in the Company's stock began trading on the American Stock Exchange, The Chicago Board Options Exchange and the Pacific Stock Exchange under the symbol "QAZ."

    The Company also has an authorized class of 100,000 shares of preferred stock ("Preferred Stock"). To date the Board of Directors has designated three series of Preferred Stock for issuance, including (i) up to 60,000 shares of Series A Preferred, of which 27,631 shares have been issued and no shares remain outstanding; (ii) up to 1,000 shares of Series B Preferred, of which 1,000 shares have been issued and no shares remain outstanding; and (iii) up to 365 shares of Series C Preferred, of which 340 shares have been issued and no shares remain outstanding. The Board of Directors has no present plans or arrangements for the issuance of additional shares of Preferred Stock.

    The estimated number of beneficial owners of the Company's Common Stock is approximately 2,700, and the number of stockholders of record on March 23, 1998, was 276.

    To date, the Company has never paid a cash dividend on Common Stock. The Company's ability to pay such dividends is subject to certain covenants pursuant to agreements with the Company's lenders.

    During the year ended December 31, 1997, the Company sold the following securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act"). The Company believes that the transactions described below were all exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof as transactions not involving any public offerings. In each transaction, the number of investors was limited, the investors confirmed to the Company their investment intent, the investors were provided with information about the Company and/or access to such information, and restrictions were placed on resales of the securities. In each transaction involving the issuance of stock options or warrants, the exercise price was equal to the fair market value of the Company's common stock as of the date of grant of such options or warrants. No underwriters were used or commissions paid on connection with any such sales.

    In March, June, and September 1997, prior to the registration in September 1997 of options issuable under the Company's 1996 Stock Option Plan, the Company issued a total of 317,500 options to purchase common stock to employees of the Company under the Plan. All such options vest three years from issuance and are exercisable until five years from date of grant. 280,000 options granted in March and 27,500 options granted in June are exercisable at $5.00 per share; 5,000 options granted in June are exercisable at $5.25 per share; and 5,000 options granted in September are exercisable at $6.00 per share. In January 1997, the Company issued 50,000 options to purchase common stock to a consultant in consideration of consulting services rendered to the Company. These options are exercisable for three years at an exercise price of $5.50 per share. In May 1997, the Company issued 75,000 warrants to ING Baring (U.S.) Capital Corporation ("ING") in consideration of the assumption and extension by ING of the Company's outstanding term loan. These warrants are exercisable for five years at an exercise price of $5.03 per share. In November 1997, the Company issued 200,000 warrants to ING in consideration of the issuance by ING of a revolving credit facility to the Company. The warrants have a term of seven years and an exercise price of $7.00 per share. In April 1997, 50,000 shares were granted to the Company's Chief Executive Officer at no cost as a bonus for extraordinary services rendered. In May 1997, 65,000 shares valued at $5.00 per share were issued to a single investor in connection with the settlement of obligations assumed in connection with the Sun World Acquisition. In June 1997, 240,000 shares were issued to Rabobank for total consideration of $12,000 upon the exercise of warrants previously granted in connection with the Company's credit facilities with Rabobank.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data insofar as it relates to the year ended December 31, 1997, the nine months ended December 31, 1996 and to each of the years ended March 31, 1996, 1995, and 1994 has been derived from financial statements audited by Price Waterhouse LLP, independent accountants. The information that follows should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997, the nine months ended December 31, 1996 and for the year ended March 31, 1996 included elsewhere herein. See also
Item 7, "Management's Discussion and Analysis".

                        CADIZ LAND COMPANY, INC.
                        Selected Financial Data
              ($ in thousands, except for per share data)

                            Year      Nine Months
                            Ended        Ended
                         December 31, December 31,  Year Ended March 31,
                                                  -----------------------
                             1997       1996(1)    1996    1995      1994
                             ----      ------      ----    ----      ----
Statement of
  Operations Data:

   Revenues              $ 100,157   $  23,780  $  1,441  $   543  $   190

   Loss from continuing
    operations before
    extraordinary items     (8,538)     (5,997)   (8,487)  (4,706)  (4,239)

  Gain from disposal
   of discontinued
   segment(2)                  -0-        -0-        -0-       -0-     145

  Extraordinary items          -0-        -0-        -0-       115     343

  Net loss                  (8,538)     (5,997)   (8,487)  (4,591)  (3,751)

  Less: Preferred
         stock
         dividends          (1,213)       (674)      -0-      -0-       -0-
        Imputed
         dividend
         on preferred
         stock                -0-       (2,451)      -0-      -0-       -0-
                            -------     --------   --------  -------  -------

  Net loss applicable
    to common stock       $ (9,751)   $ (9,122) $ (8,487) $ (4,591) $(3,751)
                          =========   ========= ========= ========= ========
Per Share:

  Net loss from continuing
   operations before
   extraordinary items    $  (0.33)   $  (0.44)  $ (0.48) $  (0.29) $ (0.33)

  Net income from
   operations of
   discounted segment
   segment and disposal
   of discontinued
   segment(2)                 -0-          -0-       -0-      -0-      0.01

  Extraordinary items         -0-          -0-       -0-      0.01     0.03
                          --------    --------   --------  -------   ------

  Net loss                $  (0.33)   $  (0.44)  $ (0.48) $  (0.28) $ (0.29)
                          =========   =========  ======== ========  ========

Weighted average
  common shares
  and equivalents           29,485      20,500    17,700    16,500   12,800
                          ========    ========   ========  =======   =======

                         December 31, December 31,         March 31,
                                                   --------------------------
                            1997         1996      1996      1995       1994
                            ----        -----      ----      ----       -----
Balance Sheet Data:

  Total assets           $ 203,049    $ 230,790  $ 38,663  $ 34,888  $ 34,058
  Long-term debt         $ 131,689    $ 149,111  $     68  $ 16,827  $ 13,833
  Redeemable
   preferred stock       $   -0-      $  27,431  $   -0-   $   -0-   $  -0-
  Preferred stock,
   common stock
   and additional
   paid-in-capital       $ 121,199    $  88,808  $ 73,149  $ 62,857  $ 60,044
  Accumulated deficit    $ (70,818)   $ (61,067) $(54,396) $(45,909) $(41,318)
  Stockholders'
   Equity                $  50,381    $  27,741  $ 18,753  $ 16,948  $ 18,726

-----------------------------
(1) Subsequent to the Company's September 13, 1996 acquisition of Sun World, the Company changed its fiscal year end from March 31 to December 31 in order to align the Company's year end with that of Sun World. Additionally, as a result of the Sun World Acquisition, the operations for the nine months ended December 31, 1996 include the results of operations of Sun World for the period September 14, 1996 through December 31, 1996.

(2) In December 1990, the Company committed to a plan to eliminate all agribusiness operations acquired as part of its 1988 merger with Pacific Agricultural Services, Inc.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    On September 13, 1996, the Company acquired all of the outstanding capital stock of Sun World. The Company's acquisition of Sun World was accounted for using the purchase method of accounting. The Consolidated Financial Statements include Sun World from the date of acquisition. In addition, in 1996, the Company changed its fiscal year end from March 31 to December 31 in order to align the Company's year end with that of Sun World.

RESULTS OF OPERATIONS

    The consolidated financial statements set forth herein for the year ended December 31, 1997, the nine months ended December 31, 1996, and the year ended March 31, 1996, reflect the results of operations of the Company and its wholly owned subsidiaries, Sun World (since September 14,
1996), and Southwest Fruit Growers ("SWFG") in which the Company is the general partner and has an approximate 66.3 percent partnership interest.

     As a result of the Sun World Acquisition and the change in fiscal year end, direct comparisons of the Company's consolidated results of operations for the year ended December 31, 1997 to the nine months ended December 31, 1996 will not, in the view of management of the Company, prove meaningful. Instead, a summary of the Sun World elements which management of the Company believes is essential to an analysis of the results of operations for such periods is presented below. For purposes of this summary, the term Sun World will be used, when the context so requires, with respect to the operations and activities of the Company's Sun World subsidiary, and the term Cadiz will be used, when the context so requires, with respect to those operations and activities of the Company not involving Sun World.

    The Company's net income or loss in future fiscal periods will be largely reflective of (a) the operations of the Cadiz/Fenner Water Storage and Supply Program and (b) the operations of Sun World. Sun World conducts its operations through four operating divisions: farming, packing, marketing and proprietary product development. Net income from farming operations varies from year to year primarily due to yield and pricing fluctuations which can be significantly influenced by weather conditions, and are, therefore, generally subject to greater annual variation than Sun World's other divisions. However, the geographic distribution of Sun World's farming operations and the diversity of its crop mix makes it unlikely that adverse weather conditions would affect all of Sun World's properties or all of its crops in any single year. Nevertheless, net profit from Sun World's packing, marketing and proprietary product development operations tends to be more consistent from year to year than net profit from Sun World's farming operations. As such, Sun World continues to strategically add volume in the packing and marketing areas that will compliment Sun World's in-house production or fill in contra-seasonal marketing windows. Sun World is also actively exploring various domestic and international opportunities to license selected proprietary fruit varieties.

   The following discussion contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements throughout this document.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO NINE MONTHS ENDED DECEMBER 31,
-----------------------------------------------------------------------
 1996
-----

    The Company's agricultural operations are impacted by the general seasonal trends that are characteristic of the agricultural industry. Sun World has historically received the majority of its net income during the months of June to October following the harvest and sale of its table grape and treefruit crops. Due to this concentrated activity, Sun World has, therefore, historically incurred a loss with respect to its agricultural operations in the other months during the year.

    During 1997, atypical weather conditions resulted in much higher than normal crop yields for table grapes and treefruit crops, therefore resulting in lower prices throughout the industry. However, Sun World's proprietary products, such as Superior Seedless(TM) table grapes and Black Diamond(TM) plums, allowed Sun World to continue to command a price premium to the overall market which has helped mitigate the difficult market conditions industry-wide.

    The table below sets forth, for the periods indicated, the results of operations for the Company's four main operating divisions (before elimination of any interdivisional charges) as well as the categories of costs and expenses incurred by the Company which are not included within the divisional results (in thousands):

                                                                Nine Months
                                                    Year Ended     Ended
                                                   December 31, December 31,
                                                      1997        1996
                                                      ----        ----
  Divisional net income:
    Farming                                        $ 7,839    $ 3,867
    Packing                                          8,017        726
    Marketing                                        4,126        666
    Proprietary product development                  1,568        718
                                                    -------    -------

                                                     21,550      5,977

  Landfill prevention activities                        683        394
  General and administrative                          9,832      5,979
  Litigation benefit                                 (3,780)        -
  Depreciation and amortization                       7,745      1,039
  Interest expense, net                              15,608      5,203
  Income tax benefit                                      -       (641)
                                                    --------    -------

  Net loss                                         $ (8,538)  $ (5,997)
                                                   ========   ========


  FARMING OPERATIONS. The Company farms over 19,000 acres of agricultural properties, which are primarily dedicated to producing permanent commercial crops. Revenues during the year ended December 31, 1997 resulted primarily from the harvest of table grapes, treefruit, sweet red and yellow peppers and seedless watermelons from the San Joaquin Valley; table grapes, sweet red and yellow peppers and seedless watermelons from the Coachella Valley; lemons from the Cadiz and Blythe ranches; as well as sweet red and yellow peppers from the California coastal operations. Although yields for these crops were higher than normal, similar high crop yields throughout the industry resulted in lower prices. As Sun World is able to command a premium price for its proprietary products such as Superior Seedless(TM) table grapes and Black Diamond(TM) plums, the impact of the industry-wide lower prices have been somewhat mitigated. Net income from farming operations totaled $7.8 million for the year ended December 31, 1997 based upon revenues of $77.3 million offset by farming expenses of $69.5 million. Net income from farming operations for the nine months ended December 31, 1996, which included the operations of Sun World subsequent to the acquisition from September 14, 1996 to December 31, 1996, totaled $3.9 million on revenues of $16.5 million and expenses of $12.6 million.

  PACKING OPERATIONS. During 1997, Sun World's four packing and handling facilities contributed $23.1 million in revenues offset by $15.1 million in expenses resulting in $8.0 million in net income. During the year, Sun World packed 4.1 million units and moved an additional 5.1 million units through the cold storage facilities for a total of 9.2 million units processed through the packing operations. Products packed or handled during the year primarily consisted of Sun World-grown table grapes, treefruit, sweet red and yellow peppers, seedless watermelons and lemons as well as table grapes and citrus products packed for third party growers. The 1996 net income of $0.7 million from packing operations related to the results of Sun World from September 14, 1996 to December 31, 1996 in which Sun World generated packing revenues of $4.7 million and expenses of $4.0 million.

  MARKETING OPERATIONS. Sun World's marketing operations include selling, merchandising and promoting Sun World grown products, as well as providing these services for third party growers. During the year ended December 31, 1997, approximately 12.2 million units were sold primarily consisting of Sun World-grown table grapes, treefruit, sweet red and yellow peppers, seedless watermelons and lemons; and table grapes, seedless watermelon, and citrus from domestic third party growers. These unit sales resulted in marketing revenue of $9.0 million while marketing expenses totaled $4.9 million for the year ended December 31, 1997 resulting in a net income from marketing operations of $4.1 million. The 1996 net income from marketing operations related to the results of Sun World from September 14, 1996 to December 31, 1996 in which Sun World generated marketing revenues of $2.5 million offset by expenses of $1.8 million resulting in net profits of $0.7 million.

  PROPRIETARY PRODUCT DEVELOPMENT. Sun World has a long history of product innovation, and its research and development center maintains a fruit breeding program that has introduced dozens of proprietary fruit varieties during the past five years. In addition, Sun World has a 50% interest in American Sunmelon, a partnership engaged in proprietary development, production and marketing of seedless watermelon seed. During the year ended December 31, 1997, net income from proprietary product development was $1.6 million consisting of revenues of $2.4 million ($1.3 million from American Sunmelon) offset by expenses of $0.8 million. The net income of $0.7 million for the nine months ended December 31, 1996 related primarily to the operations of American Sunmelon from September 14, 1996 to December 31, 1996.

  LANDFILL PREVENTION ACTIVITIES.    The Company is engaged in
opposition to the proposed construction and operation of a landfill to be located adjacent to its Cadiz/Fenner Valley properties, and has filed three lawsuits seeking, among other things, to set aside approvals for the landfill project and monetary damages. See Item 3, "Legal Proceedings." During the year ended December 31, 1997, expenses incurred in connection with activities in opposition to the project, such as litigation costs and professional fees and expenses totaled $0.7 million as compared to $0.4 million during the nine months ended December 31, 1996.

  GENERAL AND ADMINISTRATIVE.   General and administrative expenses
during the year ended December 31, 1997 and the nine months ended December 31, 1996 consisted primarily of corporate operating expenses, professional fees and salaries. These expenses increased by $3.9 million in 1997 as compared to the nine months ended December 31, 1996 period primarily due to the inclusion of a full year of operations for Sun World in 1997.

  LITIGATION BENEFIT. Prior to the acquisition of Sun World by the Company, the Internal Revenue Service (IRS) had filed claims against Sun World and certain of its subsidiaries, (collectively "the Sun World Claimants") for taxes refunded for workers that the IRS claims were employees. The Sun World Claimants contend that the workers are excluded from the definition of employment under the Internal Revenue Code. On January 21, 1998, the District Court ruled in favor of the Sun World Claimant who had the largest outstanding claim. Management believes that the likelihood of an unfavorable future outcome with regard to this matter is remote. Accordingly, Sun World released $3.8 million of reserves related to this matter at December 31, 1997.

  DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the year ended December 31, 1997 totaled $7.7 million compared to $1.0 million for the nine months ended December 31, 1996. The increase is attributable to depreciation relating to the acquired Sun World assets.

  INTEREST EXPENSE. As a result of the acquisition of Sun World, net interest expense totaled $15.6 million during the year ended December 31, 1997 compared to $5.2 million during the nine months ended December 31, 1996. The following table summarizes the components of net interest expense for the two periods (in thousands):


                                                  Year     Nine Months
                                                  Ended       Ended
                                               December 31, December 31,
                                                  1997         1996
                                                  ----         -----

  Interest on outstanding debt - Sun World     $  13,446      $  4,411
  Interest on outstanding debt - Cadiz               875           782
  Amortization of financing costs                  1,879           746
  Interest income                                   (592)         (736)
                                                --------       -------
                                                $ 15,608      $  5,203
                                                ========       =======

  The increase in interest on outstanding debt during 1997 is attributable to the long-term debt acquired as part of the Sun World acquisition. Financing costs, which include legal fees and extension fees, are amortized over the life of the debt agreement.

NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED MARCH 31, 1996

  During the nine months ended December 31, 1996, the Company incurred a net loss of $6.0 million compared to a loss of $8.5 million during the year ended March 31, 1996. The following table summarizes the net loss for both periods (dollars in thousands):

                                                    Nine Months    Year
                                                       Ended       Ended
                                                  December 31,   March 31,
                                                      1996        1996
                                                      ----        ----

          Revenues                                 $ 23,780   $  1,441
                                                   --------   -------

          Costs and expenses:
               Cost of sales                          17,725      1,649
               Landfill prevention activities            394      1,919
               General and administrative              6,057      3,506
               Depreciation and amortization           1,039      1,067
               Interest expense, net                   5,203      1,787
               Income tax benefit                       (641)      -
                                                   ---------    -------

          Net loss                                 $ (5,997)   $ (8,487)
                                                   =========   ========

    The operations of Sun World for the period September 14 through December 31, 1996 are included above; however, due to the seasonality of the operations of Sun World, this is not indicative of the results of operations should a full fiscal year of activity be included.

    REVENUES. During the nine months ended December 31, 1996, the Company recorded revenues of $23.8 million, of which $22.5 million resulted from Sun World operations, all of which were recognized from September 14, 1996 (the date subsequent to the Sun World Acquisition) through December 31, 1996. The balance of the Company's revenues were recognized from the development activities of Cadiz, consisting primarily of crop proceeds from the Cadiz ranch.

    COST OF SALES. Cost of sales for the nine months ended December 31, 1996 of $17.7 million consisted of all direct costs and an allocation of indirect costs related to revenue generated by the Company, $16.4 million of which related to Sun World activities, for the period September 14, 1996 through December 31, 1996 as compared to $1.7 million for Cadiz during the year ended March 31, 1996.

    LANDFILL PREVENTION ACTIVITIES. During the nine months ended December 31, 1996, expenses incurred in connection with activities in opposition to the proposed landfill, such as litigation costs and professional fees and expenses totaled $0.4 million as compared to $1.9 million during the fiscal year ending March 31, 1996.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses during both the nine months ended December 31, 1996 and the fiscal year ended March 31, 1996 consisted primarily of corporate operating expenses, professional fees and salaries as well as expenses incurred in the land and water resource development of the Company's landholdings. These expenses increased by $2.6 million during the nine months ended December 31, 1996 as compared to the year ended March 31, 1996 primarily as a result of the Sun World Acquisition and the addition of corporate and administrative costs related to Sun World in the amount of $2.5 million for the period September 14, 1996 through December 31, 1996. During the period ended December 31, 1996, Cadiz was awarded and received approximately $0.4 million as final payment toward full reimbursement of its legal fees and costs incurred in defending a legal action which was netted against the related legal fees incurred.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization totaled $1.0 million for the nine months ended December 31, 1996 as compared to $1.1 million for the year ended March 31, 1996. The decrease is primarily attributable to reduced amortization for Cadiz.

   INTEREST EXPENSE. Net interest expense totaled $5.2 million during the nine months ended December 31, 1996 as compared to $1.8 million during the year ended March 31, 1996. The following table summarizes the components of net interest expense for the nine months ended December 31, 1996 and the fiscal year ended March 31, 1996 (dollars in thousands):

                                                  Nine Months     Year
                                                    Ended         Ended
                                                  December 31,   March 31,
                                                     1996          1996
                                                     ----         -----

          Interest expense on outstanding debt      $ 5,193      $ 1,000
          Amortization of financing costs               746          841
          Interest income                              (736)         (54)
                                                    -------      -------

                                                      5,203      $ 1,787
                                                    =======      =======

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


LIQUIDITY AND CAPITAL RESOURCES

    GENERAL DISCUSSION OF LIQUIDITY AND CAPITAL RESOURCES. With the completion of the offering by Sun World of $115.0 million in secured notes and the issuance of revolving credit facilities for both Sun World and Cadiz, as further discussed below, the Company believes it will be able to meet its working capital needs without looking to additional outside funding sources, although no assurances can be made. See "Current Financing Arrangements" below.

   In order to provide additional availability of working capital at the parent level and to provide a readily available funding mechanism for add-on acquisition opportunities, Cadiz entered into a three year $15 million revolving credit facility with ING Baring (U.S.) Capital Corporation
("ING") (the "Cadiz ING Revolver") in November 1997. As of December 31, 1997, $5.0 million was outstanding under the Cadiz ING Revolver.

    On April 16, 1997, Sun World completed a private placement of $115.0 million in secured 11-1/4% Series A First Mortgage Notes (the "Sun World Notes"). The notes have subsequently been exchanged for Series B First Mortgage Notes registered under the Securities Act of 1933 which are publicly traded. The proceeds from the Sun World Notes, when combined with Sun World's existing cash and cash made available under a one year $30 million revolving credit facility with Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank") (the "Sun World Revolver") entered into by Sun World concurrently with the issuance of the Sun World Notes, were used to retire Sun World's existing indebtedness to John Hancock Mutual Life Insurance Company and Caisse Nationale de Credit Agricole, acting through its Grand Cayman branch, as well as Cadiz' existing indebtedness to Rabobank (referred to hereinafter as the "Debt Refinancing" ). Management believes that the terms of Sun World's debt facilities following the issuance of the Sun World Notes are more favorable to Sun World than the terms of the retired debt facilities. See "Outlook," below.

    Under Sun World's historical working capital cycle, working capital is required primarily to finance the costs of growing and harvesting crops, which occurs from January through September with a peak need in June. Sun World harvests and sells the majority of its crops during the period from June through October, when it receives the majority of its revenues. In order to bridge the gap between incurrence of expenditures and receipt of revenues, large cash outlays are required each year. Prior to its Debt Refinancing, Sun World's cash balance was sufficient to provide for these seasonal working capital requirements without the need for additional outside funding. However, Sun World determined that utilizing a substantial portion of its cash on hand to pay down long-term debt and concurrently entering into the Sun World Revolver to meet its seasonal working capital needs was a more effective use of its financial resources. Peak borrowings under the Sun World Revolver during the 1997 season were $18.2 million. As of December 31, 1997, no amount was outstanding under the Sun World Revolver. Sun World has replaced the Sun World Revolver with a $25 million one year facility which, in management's view, provides more favorable terms. See "Current Financing Arrangements - Sun World Obligations" below.

    As of December 31, 1997, Cadiz had approximately $14.8 million of indebtedness outstanding and $10.0 million borrowing availability under the Cadiz ING Revolver. Sun World had $118.3 million of indebtedness outstanding and $30.0 million of borrowing availability under the Sun World Revolver.

CURRENT FINANCING ARRANGEMENTS.
--------------------------------
    CADIZ OBLIGATIONS

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

     As of December 31, 1997, Cadiz was obligated to ING for approximately $9.8 million under a senior term loan facility. The maturity date of the ING obligation is April 30, 1998 (with the interest rate LIBOR plus 200 basis points, payable at LIBOR only semi-annually, with the remaining accrued interest added to principal). ING also granted to Cadiz the right to obtain two additional one-year extensions. Upon exercise of the first and second extension, Cadiz would be required to issue certain warrants to ING and the interest rate would be further adjusted. Currently, ING holds a senior deed of trust on substantially all of Cadiz' non-Sun World related property. Cadiz expects to exercise the first one-year extension under the senior term loan facilities.

     In November 1997, the Company entered into the Cadiz ING Revolver to provide additional availability of working capital at the parent level and to provide a readily available funding mechanism for add-on acquisition opportunities. The Cadiz ING Revolver is secured by a second lien on all of the non-Sun World assets of the Company. Principal is due on December 31, 2000. Interest is payable semi-annually at 8% if paid in cash and at 10% if paid in common stock of the Company. The Company had $5.0 million outstanding under the Cadiz ING Revolver at December 31, 1997. The Company issued 200,000 warrants in connection with the initial borrowings at $7.00, the market price at issuance. The agreement calls for the issuance of certain additional warrants if and when the remaining $10.0 million is drawn.

     As the Company continues to actively pursue its business strategy, additional financing specifically in connection with the Company's water programs will be required. The nature of such additional financing for the water storage and supply programs (including the Cadiz/Fenner Water Storage and Supply Program - see Item 2 - Water Resource Development) will depend upon how the development and ownership of each project is ultimately structured, and how much of each project's funding will be the Company's responsibility. Should the Company determine that it will be able to maximize its profit potential through construction and ownership of the water storage and/or delivery systems used in the program, the Company will obtain appropriate long-term financing. Based upon the results of analyses performed by an investment banking firm retained by the Company, management believes that several alternative long-term financing arrangements are available to the Company which will be further evaluated once funding responsibility and ownership alternatives are determined.

SUN WORLD OBLIGATIONS

  The Sun World Notes, which were issued in the principal amount of $115.0 million on April 16, 1997 and will mature on April 15, 2004, accrue interest at the rate of 11-1/4% per annum. Interest only is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1997. The Sun World Notes are secured by a first lien (subject to certain permitted liens) on substantially all of the assets of Sun World and its subsidiaries, other than growing crops, crop inventories and accounts receivable and proceeds thereof, which secure the Sun World Revolver, and certain real property pledged to third parties. The Sun World Notes are also secured by the guarantee of Cadiz and the pledge by Cadiz of all of the stock of Sun World.

  Commencing October 14, 1997, Sun World offered to exchange (the "Exchange Offer") up to $115.0 million aggregate principal amount of its 11-1/4% Series B First Mortgage Notes (the "Exchange Notes") for $115.0 million aggregate principal amount of the Sun World Notes. The Exchange Notes are registered under the Securities Act of 1933 and have the same terms as the Sun World Notes. The exchange of all of the Sun World Notes was completed on November 12, 1997.

  In April, 1997, Sun World entered into the Sun World Revolver which is guaranteed by Cadiz. Amounts borrowed under the Sun World Revolver accrue interest at either prime plus 1.50% or LIBOR plus 2.50%, at Sun World's election, with an additional .50% payable for advances on eligible inventory above specified levels. As of December 31, 1997, no amount was outstanding under the Sun World Revolver. To meet working capital needs for 1998, Sun World has replaced the existing Sun World Revolver with a one year $25 million revolving credit facility (the "New Revolver") that provides more favorable terms than the existing Sun World Revolver. Interest on the New Revolver will accrue at either prime plus 1% or LIBOR plus 2.50% at Sun World's election.

  CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES. Cash provided by operating activities totaled $0.2 million for the year ended December 31, 1997 as compared to cash used for continuing operating activities of $0.2 million for the nine months ended December 31, 1996. The increase in cash generated from operating activities primarily resulted from the inclusion of Sun World's operations in the entire 1997 period. Significant working capital changes included a decrease in accounts receivable of $1.6 million primarily attributable to the lower FOB prices experienced due to atypical weather conditions resulting in higher than normal crop yields industry wide offset by an increase in accounts payable of $0.7 million and accrued liabilities of $1.3 million (primarily related to accrued interest on the Sun World Notes).

  CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES. Cash used for investing activities totaled $2.9 million during the year ended December 31, 1997 as compared to cash provided by investing activities of $6.7 million during the nine months ended December 31, 1996. The Company invested $4.7 million in developing crops and $2.7 million in the purchase of land, property, plant and equipment and in furtherance of its water storage and supply programs. Additionally, the Company received proceeds of $2.8 million from the disposal of underproducing Sun World assets through an asset disposal program. In addition, partnership distributions received by Sun World totaled $1.2 million and other assets decreased by $0.5 million.

  CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES. Cash used for financing activities totaled $25.3 million for the year ended December 31, 1997 as compared to cash provided by financing activities of $21.7 million during the nine months ended December 31, 1996. Principal payments on long-term debt of $141.2 million were made from the proceeds from the Debt Refinancing. Costs related to debt issuances totaled approximately $5.8 million. Net proceeds from the issuance of stock including the exercise of stock options and warrants totaled $1.7 million during the year ended December 31, 1997.

OUTLOOK

  The Company is actively pursuing the development of its water resources. Specifically, on December 23, 1997, the Company announced an interim agreement with the Metropolitan Water District of Southern California ("MWD") to develop principles and terms for a water storage and supply program on the Company's land in the Cadiz and Fenner valleys of eastern San Bernardino County (the "Cadiz/Fenner Water Storage and Supply Program"). The proposed long-term program will involve the conveyance of water from MWD's Colorado River Aqueduct, during periods of excess supply, for storage in the aquifers underlying the Company's properties. The water will be delivered through a 35-mile transmission pipeline having a capacity of 100,000 acre-feet per year. Total storage capacity is expected to be approximately 500,000 acre-feet. During periods of shortage, the stored water will be extracted by wells and returned to the Colorado River Aqueduct by gravity flow through the transmission pipeline. The program will also have the ability to transfer high quality indigenous groundwater for distribution throughout MWD's service area. The program, which is subject to regulatory approvals, could be operational by the year 2000. The Company anticipates that the revenue stream generated by the program will be sufficient to meet the then existing operating requirements of the Company, although no assurances can be given.

  In addition to the development of its water resources, the Company is actively involved in further agricultural development and reinvestment in its landholdings. Such development will be systematic and in furtherance of the Company's business strategy to provide for maximization of the value of its assets. The Company also continually evaluates acquisition opportunities which are complimentary to its current portfolio of landholdings, water resources and agricultural operations.

  The Company believes that, based upon current levels of operations and anticipated growth, Sun World can adequately service its indebtedness and meet its seasonal working capital needs utilizing available internal cash, the New Revolver and, if necessary, through an intercompany revolver with Cadiz. Cadiz expects to be able to meet its ordinary working capital needs, in the short-term, through a combination of quarterly management fee payments from Sun World, payments from Sun World under an agricultural lease whereby Sun World now operates the Company's 1,600 acres of developed agricultural property at Cadiz, California, draws from the Cadiz ING Revolver, and the possible exercise of outstanding stock options. Except for the foregoing, additional intercompany cash payments between Sun World and Cadiz are subject to certain restrictions under its current lending arrangements.

  Since the Company's inception, inflation has not had a material impact either on the costs of materials required in the development of property and/or on labor costs. Similarly, the value of the Company's real property has not been materially impacted by inflation. In the event the rate of inflation should accelerate in the future, the Company believes the increase in value of its real property will exceed any increases in costs attributable to inflation.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.

                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which the Company intends to file with the Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 1997.


ITEM 11.  EXECUTIVE COMPENSATION

   The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which the Company intends to file with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which the Company intends to file with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which the Company intends to file with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 1997.

                               PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)  1.     Financial Statements.  See Index to Consolidated Financial
              Statements.

       2. Financial Statement Schedules. See Index to Consolidated Financial Statements.

       3.     Exhibits.

     The following exhibits are filed or incorporated by reference as part of this Annual Report:

      3.1     Certificate of Incorporation of the Company, as amended(2)

      3.2     Amendment to Certificate of Incorporation dated
              November 8, 1996(3)

      3.3     Bylaws of the Company, as amended to date(4)

      3.4     Amended and Restated Certificate of Incorporation of Sun World,
              Inc.(12)

      3.5 Certificate of Merger of Sun World International, Inc. into Sun World, Inc.(12)

      3.6 Agreement and Plan of Merger of Sun World, Inc. and Sun World International, Inc.(12)

      3.7     Amended and Restated Bylaws of Sun World International, Inc.(12)

      4.1 Specimen Form of Stock Certificate for the Company's registered stock(4)

      4.2 Certificate of Designations of 6% Convertible Series A Preferred Stock(1)

      4.3 Certificate of Designations of 6% Convertible Series B Preferred Stock(5)

      4.4 Certificate of Designations of 6% Convertible Series C Preferred Stock(1)

      4.5 Indenture dated as of April 16, 1997 among Sun World as issuer, Sun World and certain subsidiaries of Sun World as guarantors, and IBJ Schroder Bank & Trust Company as Trustee, for the benefit of holders of 11-1/4% First Mortgage Notes due 2004 (including as Exhibit A to the Indenture, the form of the Global Note and the form of each Guarantee)(10)

      4.6     Form of Amendment to Indenture dated as of October 9, 1997(14)

      4.7     Form of Amendment to Indenture dated as of January 23, 1998

      10.1 Pacific Agricultural Holdings, Inc. 1988 Nonstatutory Stock Option Plan(6)

      10.2    The Company's 1996 Stock Option Plan(8)

      10.3 Form of Limited Partnership Agreement of Southwest Fruit Growers, L.P.(7)

      10.4 Farm Management Agreement dated as of March 28, 1990 between the Company and Southwest Fruit Growers, L.P.(7)

      10.5 Promissory Note in the amount of $3,486,868 dated as of March 28, 1990 issued by Southwest Fruit Growers, L.P. in favor of the Company (Hyder Note)(7)

      10.6 Promissory Note in the amount of $4,934,922 dated as of March 28, 1990 issued by Southwest Fruit Growers, L.P. in favor of the Company (Cadiz Note)(7)

      10.7 Promissory Note in the amount of $3,141,344 dated as of March 28, 1990 issued by Southwest Fruit Growers, L.P. in favor of the Company (Farming Note)(7)

      10.8 Amended and Restated Credit Agreement between Sun World International, Inc. and Caisse Nationale de Credit Agricole dated September 13, 1996(3)

      10.9 Promissory Note between Sun World International, Inc. and Caisse Nationale de Credit Agricole dated September 13, 1996(3)

      10.10 New Hancock Credit Agreement between Sun World International, Inc. and John Hancock Mutual Life Insurance Company dated September 13, 1996(3)

      10.11 Secured Promissory Note between Sun World International, Inc. and John Hancock Mutual Life Insurance Company dated September 13, 1996(3)

      10.12 Form of Employment Agreement dated September 13, 1996 between Sun World, the Company and Timothy J. Shaheen(9)

      10.13 Form of Employment Agreement dated September 13, 1996 between Sun World, the Company and Stanley E. Speer(9)

      10.14   Form of Sun World Executive Officer Employment Agreement(11)

      10.15 Credit Agreement between the Company and ING Baring (U.S.) Capital Corporation dated November 25, 1997

      10.16 Revolving Credit Note between the Company and ING Baring (U.S.) Capital Corporation dated November 25, 1997

      10.17 Agreement between Metropolitan Water District of Southern California and Cadiz Land Company, Inc. to Develop Principles and Terms for Agreement and to verify Program Feasibility

      10.18 Employment Agreement between Cadiz Land Company, Inc. and Keith Brackpool dated February 1, 1998

      21.1    Subsidiaries of the Registrant

      23.1 Consent of Independent Accountants (included in Part IV of the Form 10-K)

      27.1    Financial Data Schedule
------------------------


 (1) Previously filed as Exhibit to the Company's Report on Form 8-K dated September 13, 1996

 (2)  Previously filed as Exhibit to the Company's Registration
      Statement on Form S-1 (Registration No. 33-75642) declared effective May 16, 1994

 (3) Previously filed as Exhibit to the Company's Report on Form 10-Q for the quarter ended September 30, 1996

 (4) Previously filed as Exhibit to the Company's Report on Form 8-K dated May 6, 1992

 (5) Previously filed as Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996

 (6) Previously filed as Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1988

 (7) Previously filed as Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990

 (8) Previously filed as Exhibit A to the Company's Proxy Statement relating to the Annual Meeting of Stockholders held on November 8, 1996

 (9) Previously filed as Exhibit to Cadiz' Transition Report on Form 10-K for the nine months ended December 31, 1996

 (10) Previously filed as Exhibit to Amendment No. 1 to Cadiz' Form S-1 Registration Statement No. 333-19109

 (11) Previously filed as Exhibit to Cadiz' Report on Form 10-Q for the quarter ended March 31, 1997

 (12) Previously filed as Exhibit to Sun World's Form S-4 Registration Statement No. 333-31103

 (13) Previously filed as Exhibit to Amendment No. 1 to Sun World's Form S-4 Registration Statement No. 333-31103

 (14) Previously filed as Exhibit to Amendment No. 2 to Sun World's Form S-4 Registration Statement No. 333-31103

(b)  Reports on Form 8-K

     1. Report on Form 8-K dated December 23, 1997 providing a Press Release issued by the Company announcing the signing of an interim Agreement with the Metropolitan Water District of Southern California.

                               SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CADIZ LAND COMPANY, INC.



By:    /s/  Keith Brackpool             By: /s/  Stanley E. Speer
      ----------------------------        --------------------------
      Keith Brackpool, President &          Stanley E. Speer,
      Chief Executive Officer and Director  Chief Financial Officer


      Date:  March 26, 1998                Date:  March 26, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

               Name and Position                        Date


             /s/ Dwight Makins                        Date:  March 26, 1998
             ------------------------------------
             Dwight Makins, Chairman of the Board
             and Director



             /s/ Keith Brackpool                      Date:  March 26, 1998
             ------------------------------------
             Keith Brackpool, President &
             Chief Executive Officer
             and Director (Principal Executive Officer)



             /s/ Stanley E. Speer                     Date:  March 26, 1998
             --------------------------------------
             Stanley E. Speer, Chief Financial Officer
             (Principal Financial and Accounting Officer)



             /s/ Russ Hammond                         Date:  March 26, 1998
             --------------------------------
             Russ Hammond, Director



             /s/ Murray H. Hutchison                  Date:  March 26, 1998
             --------------------------------
             Murray Hutchison, Director



             /s/  Mitt Parker                         Date:  March 26, 1998
             --------------------------------
             Mitt Parker, Director



                       CADIZ LAND COMPANY, INC.

                Index to Consolidated Financial Statements


                                                                 Page
                                                                ------
FINANCIAL STATEMENTS:

   Report of Independent Accountants. . . . . . . . . . . . . . . 28

   Consolidated Statement of Operations for the
    year ended December 31, 1997,
    the nine months ended December 31, 1996 and
    the year ended March 31, 1996 . . . . . . . . . . . . . . .   29

  Consolidated Balance Sheet at December 31, 1997 and 1996 . . .  30

  Consolidated Statement of Cash Flows for the
     year ended December 31, 1997, the nine months ended
     December 31, 1996 and the year ended March 31, 1996 . . . .  32

  Consolidated Statement of Stockholders' Equity
    for the year ended December 31, 1997, the
     nine months ended December 31, 1996 and the
     year ended March 31, 1996 . . . . . . . . . . . . . . . . .  33

  Notes to the Consolidated Financial Statements . . . . . . . .  35


FINANCIAL STATEMENT SCHEDULES:

  Schedule I - Condensed Financial Information of Registrant
     for the year ended December 31, 1997 and
     the nine months ended December 31, 1996 . . . . . . . . . .  52

  Schedule II - Valuation and Qualifying Accounts
     For the year ended December 31, 1997,
     the nine months ended December 31, 1996 and the
     year ended March 31, 1996 . . . . . . . . . . . . . . . . .  55




(Schedules other than those listed above have been omitted since they are either not required, inapplicable, or the required information is included on the financial statements or notes thereto.)


                   REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Stockholders of Cadiz Land Company, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cadiz Land Company, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for the year ended December 31, 1997, the nine months ended December 31, 1996 and for the year ended March 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ Price Waterhouse LLP
--------------------------
PRICE WATERHOUSE LLP

Los Angeles, California
February 13, 1998

                        CADIZ LAND COMPANY, INC.

                   CONSOLIDATED STATEMENT OF OPERATIONS

                                           Year     Nine Months    Year
                                          Ended        Ended       Ended
                                        December 31, December 31, March 31,
(In thousands except per share data)       1997        1996         1996
                                          ------      ------       ------

Revenues                                 $100,157    $  23,780    $  1,441
                                         --------    ---------    --------

Costs and expenses:
   Cost of sales                           76,566       17,725       1,649
   Landfill prevention activities             683          394       1,919
   General and administrative              11,873        6,057       3,506
   Litigation benefit                      (3,780)         -           -
   Depreciation and amortization            7,745        1,039       1,067
                                          --------      ------      ------
   Total costs and expenses                93,087       25,215       8,141
                                          -------       ------      ------
Operating profit (loss)                     7,070       (1,435)     (6,700)

Interest expense, net                      15,608        5,203       1,787
                                          --------      ------      ------
Loss before income taxes                   (8,538)      (6,638)     (8,487)

Income tax benefit                            -           (641)        -
                                          ------        ------       ------
Net loss                                   (8,538)      (5,997)     (8,487)

Less:    Preferred stock dividends         (1,213)        (674)        -
         Imputed dividend on
          preferred stock                     -         (2,451)        -
                                          ------        ------      -------
Net loss applicable to common stock      $ (9,751)    $ (9,122)   $  (8,487)
                                         ========     =========    =========

Net loss per common share                $   (.33)    $   (.44)   $    (.48)
                                         ========     =========   =========

Weighted average shares outstanding        29,485       20,500       17,700
                                         =========    =========    ========


       See accompanying notes to the consolidated financial statements.

                       CADIZ LAND COMPANY, INC.

                     CONSOLIDATED BALANCE SHEET

                                             December 31,
Assets ($ in thousands):                 1997          1996
                                         ----          ----
Current assets:
  Cash and cash equivalents            $  5,298     $  33,307
  Accounts receivable, net                5,881         7,533
  Inventories                            13,838        14,121
  Prepaid expenses and other              1,161         1,225
  Assets held for sale                      -           6,534
                                        -------       --------

   Total current assets                  26,178        62,720

Investment in partnerships                6,327         6,104

Property, plant, equipment and
  water programs, net                   160,193       155,453

Other assets                             10,351         6,513
                                        -------       --------
                                      $ 203,049     $ 230,790
                                      =========     =========

See accompanying notes to the consolidated financial statements.




                      CADIZ LAND COMPANY, INC.

                CONSOLIDATED BALANCE SHEET (CONTINUED)

Liabilities and Stockholders' Equity        December 31,
($ in thousands):                        1997        1996
                                        ------      ------

Current liabilities:
 Accounts payable                     $  8,517    $   7,845
 Accrued liabilities                     6,114        4,762
 Long-term debt, current portion           519        4,753
 Other current liabilities                 -            591
                                       -------     --------
  Total current liabilities             15,150       17,951

Long-term debt                         131,689      149,111

Deferred income taxes                    5,447        4,347

Other liabilities                          382        4,209

Commitments and contingencies

Series A redeemable preferred stock -
 $.01 par value($1,000 liquidation
 value); 60,000 shares authorized;
 shares issued and outstanding -
 none at December 31, 1997 and
 27,431 at December 31, 1996               -         27,431

Stockholders' equity:

 Preferred stock - $.01 par value;
 40,000 shares authorized;
 shares issued and outstanding -
 none at December 31, 1997 and
 340 shares at December 31, 1996           -             -

 Common stock - $.01 par value;
 45,000,000 shares authorized; shares
 issued and outstanding - 32,646,661 at
 December 31, 1997 and 23,445,868
 at December 31, 1996                      326           234

 Additional paid-in capital            120,873        88,574

 Accumulated deficit                   (70,818)      (61,067)
                                       --------      --------

  Total stockholders' equity            50,381        27,741
                                       -------        -------

                                    $  203,049     $ 230,790
                                    ==========     =========

See accompanying notes to the consolidated financial statements.

                       CADIZ LAND COMPANY, INC.

                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                             Year      Nine Months   Year
                                             Ended        Ended      Ended
                                          December 31, December 31, March 31,
($ in thousands)                             1997        1996         1996
                                             ----        ----         ----
Cash flows from operating activities:
 Net loss                                  $ (8,538)  $ (5,997)  $ (8,487)
 Adjustments to reconcile net
  loss to cash provided by (used for)
  operating activities:
   Depreciation and amortization              9,227      1,654      1,909
   Litigation benefit                        (3,780)       -          -
   Issuance of shares for service               470        -          -
   Interest capitalized to debt                 315        481        474
   Loss on disposal of assets                    99        -          -
   Share of partnership operations           (1,388)      (838)       -
   Changes in operating assets and
    liabilities:
     Decrease (increase) in
      accounts receivable                     1,652     11,367      (379)
     Decrease in inventories                    570      1,000        -
     Decrease (increase) in prepaid
      expenses and other                         64       (428)       13
     Increase (decrease) in accounts payable    672     (6,798)      734
     Increase in accrued liabilities          1,332         68        -
     Decrease in other current liabilities     (591)       -          -
     Increase (decrease) in other liabilities    54       (674)       -
                                                -------   -------   ------
   Net cash provided by (used for)
    operating activities                        158       (165)   (5,736)

Cash flows from investing activities:
  Additions to property, plant and equipment (2,114)      (895)     (932)
  Additions to water programs                  (551)      (343)     (732)
  Additions to developing crops              (4,725)      (187)       -
  Proceeds from disposal of property,
   plant and equipment                        2,817      12,415       -
  Partnership distributions                   1,165         140       -
  Acquisition of Sun World, net of
            cash acquired                       -        (4,474)    (693)
  Decrease in other assets                      509         -         -
                                            -------     -------    ------
   Net cash (used for) provided
    by investing activities                  (2,899)      6,656   (2,357)
                                            -------     -------   -------

Cash flows from financing activities:
  Net proceeds from issuance of stock         1,690      37,761   10,292
  Proceeds from issuance of long-term debt  120,089         -         -
  Principal payments on long-term debt     (141,248)    (16,428)    (177)
  Proceeds from short-term borrowings, net      -           330      677
  Debt issuance costs                        (5,799)        -          -
                                            -------      -------  -------
   Net cash (used for) provided
    by financing activities                 (25,268)      21,663  10,792
                                            -------       ------- ------

Net (decrease) increase in cash and
 cash equivalents                           (28,009)      28,154   2,699

Cash and cash equivalents,
 beginning of period                         33,307        5,153   2,454
                                            -------      -------  ------

Cash and cash equivalents,
 end of period                              $ 5,298     $ 33,307 $ 5,153
                                            =======      =======  ======



See accompanying notes to the consolidated financial statements.


                   CADIZ LAND COMPANY, INC.

        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


For the Year Ended December 31, 1997, the Nine Months Ended December 31, 1996 and the Year Ended March 31, 1996
($ in thousands)


                                                                       Total
                                                Additional   Accumu-   Share-
                Preferred Stock  Common Stock      Paid-in   lated    holders'
                 Shares Amount   Shares  Amount    Capital   Deficit   Equity
                ------- -------  ------- -------  --------   -------   ------
Balance as of
 March 31, 1995    -   $  -    16,988,454 $  170 $  62,687 $ (45,909) $ 16,948

Issuance of
 shares in
 connection with
 private
 placements                     2,114,157     21     9,911               9,932

Exercise of
 stock options                    145,000      1       359                 360

Net loss                                                     (8,487)    (8,487)
                 ------ -----  ----------  ------  -------- --------  --------

Balance as of
 March 31, 1996    -       -   19,247,611    192    72,957  (54,396)     18,753

Exercise of
 stock options
 and warrants                     335,000      3       939                  942

Common stock
 issued for
 acquisition
 of Sun World                   1,153,908     12     3,576                3,588

Net proceeds
 from private
 placements
 of preferred
 stock         1,300                                10,688               10,688

Cash dividends
 paid on
 conversion of
 preferred stock                                                  (99)     (99)

Dividends paid
 in common
 stock on
 conversion of
 preferred stock                 28,777                127       (127)      -

Accrued
 dividends on
 preferred stock                                                 (448)    (448)

Conversion of
 redeemable
 preferred
 stock to
 common stock                    53,332        1       199                   200

Conversion of
 preferred
 stock to
 common stock  (960)          2,627,240       26       (26)                  -

Issuance of
 stock
 warrants
 for services                                          114                 114

Net loss                                                      (5,997)   (5,997)
                ------ -----  ----------  ------  --------   --------  --------

Balance as
 of December
 31, 1996       340 $   -    23,445,868 $    234 $  88,574 $ (61,067) $ 27,741
               ====== ====   ==========  ======= ========= =========  =========


               See accompanying notes to the consolidated financial statements.

                             CADIZ LAND COMPANY, INC.

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)

For the Year Ended December 31, 1997, the Nine Months Ended December 31, 1996 and the Year Ended March 31, 1996
($ in thousands)

                                                                      Total
                                              Additional  Accumu-     Share-
            Preferred Stock    Common Stock    Paid-in     lated      holders'
             Shares Amount   Shares    Amount  Capital    Deficit     Equity
             ------- -----  --------  ------ ---------  ----------  --------
Balance as
 of December
 31, 1996     340   $   -  23,445,868  $  234 $  88,574  $ (61,067)  $ 27,741

Conversion
 of redeemable
 preferred
 stock
 to common
 stock                      7,314,917      73    27,358                27,431

Exercise of
 stock options
 and warrants                 588,500       7     1,358                 1,365

Common stock
 issued to
 satisfy Sun
 World
 purchase
 liability                     65,000       1       324                   325

Preferred
 dividends
 paid with
 common stock                 361,251       3     1,714                 1,717

Issuance of
 warrants to
 a lender                                         1,083                 1,083

Stock issued
 for services                  75,000       1       329                   330

Issuance of
 stock for
 refinancing                   30,000               140                   140

Conversion
 of preferred
 stock to
 common
 stock       (340)            766,125       7        (7)                   -

Accrued
 dividends on
 preferred
 stock                                                       (1,213)   (1,213)

Net loss                                                     (8,538)   (8,538)
            ----- ----    ----------   ------ ---------  ----------  --------
Balance as
 of December
 31, 1997    -   $ -       32,646,661  $  326 $ 120,873  $  (70,818) $ 50,381
            ===== ====    ===========   ====== ========= =========== ========


See accompanying notes to the consolidated financial statements.


                       CADIZ LAND COMPANY, INC.


            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS


     The primary business of Cadiz Land Company, Inc. (the "Company") is to acquire and develop water-related land and agricultural assets. The Company has created an integrated and complementary portfolio of landholdings, water resources, and agricultural operations located throughout central and southern California which either possess sizable assured supplies of water or can, in future years, utilize water supplied from other Company properties. Management believes that, with both the increasing scarcity of water supplies in California and the increasing demand for water, the Company's access to water will provide it with a competitive advantage both as a major agricultural concern and as a supplier of water, which will lead to continued appreciation in the value of the Company's portfolio.

     On September 13, 1996, the Company significantly enhanced this portfolio through its acquisition of Sun World International, Inc. and its wholly-owned subsidiaries, collectively referred to as "Sun World", and became a vertically integrated agricultural company. Sun World farms more than 19,000 acres, primarily located in two major growing areas of California, the San Joaquin Valley and the Coachella Valley. Fresh produce, including table grapes, treefruit, peppers and watermelons is marketed, packed and shipped to food wholesalers and retailers throughout the United States and to more than 30 foreign countries. As of December 31, 1997, Sun World owned and operated four cold storage and/or packing facilities in California.

     In addition, the acquisition of Sun World provided the Company with valuable water rights throughout central and southern California. The Company's landholdings, which now total approximately 56,200 acres, are located adjacent to the major aqueduct systems of central and southern California. The Company expects to utilize its resources to participate in a broad variety of water storage and supply projects, including the storage and supply of surplus water for public agencies which require supplemental sources of water. On December 23, 1997, the Company signed an interim agreement with the Metropolitan Water District of Southern California to develop principles and terms for a long-term storage and supply agreement at its Cadiz, California property. The program (the "Cadiz/Fenner Water Storage and Supply Program") will provide storage capacity of approximately 500,000 acre-feet and a dry-year source of up to 100,000 acre-feet per year of high-quality water.

     Although the development and management activities of the Company are currently focused on agricultural operations (primarily through its wholly-owned subsidiary, Sun World) and water resource development, the Company will continue to develop and manage its land, water and agricultural resources for their highest and best uses.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sun World (since September 14, 1996), and Southwest Fruit Growers Limited Partnership, a limited partnership ("SWFG") in which the Company is the general partner and has an approximate 66.3 percent partnership interest. Allocable losses incurred through the year ended March 31, 1991 served to eliminate the minority interest in SWFG for accounting purposes. All material intercompany balances and activity have been eliminated from the consolidated financial statements.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

CHANGE IN YEAR END AND RECLASSIFICATIONS

     In 1996, the Company changed its fiscal year end from March 31 to December 31 in order to align the Company's year end with that of Sun World. These financial statements reflect certain reclassifications made to the prior period balances to conform with the current year presentation.

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

REVENUE RECOGNITION

     The Company recognizes crop sale revenue after harvest and shipment to customers. Packing revenues are recognized as units are packed. Marketing commission revenues are recognized at the time of product shipment.

RESEARCH AND DEVELOPMENT

     Sun World incurs costs to research and develop new varieties of proprietary products. Research and development costs are expensed as incurred. Such costs were approximately $809,000 for the year ended December 31, 1997 and $120,000 for the period from September 14, 1996 to December 31, 1996.

NET LOSS PER COMMON SHARE

     As of December 31, 1997, the Company adopted and applied retroactively the new accounting standard for computing earnings per share (EPS). This standard replaces primary EPS with basic EPS and requires the dual presentation of basic and diluted EPS where appropriate. Because the Company had a net loss for all periods presented, basic EPS equals diluted EPS. Basic EPS is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any, by the weighted average common shares outstanding. As described in Note 13, the terms for conversion of the Series B and C preferred stock issued during the nine months ended December 31, 1996 afforded the holders a conversion price lower than the market price of the common stock at the time of issuance in order to recognize the sales and other market restrictions of the unregistered common stock to be issued upon conversion. The difference between the conversion price and market price has been reported as an imputed dividend for purposes of calculating basic EPS, although no assets of the Company will ever be expended. The imputed dividend of $2,451,000 had the effect of increasing the loss per share for the nine months ended December 31, 1996 by $0.11. It should be noted that the imputed dividend has been given no other accounting recognition in the financial statements of the Company for that period and any subsequent period.
All shares for all series of preferred stock had been converted to common stock as of December 31, 1997.

CASH AND CASH EQUIVALENTS

     The Company considers all short-term deposits with an original maturity of three months or less to be cash equivalents. The Company invests its excess cash in deposits with major international banks and short-term commercial paper and, therefore, bears minimal risk. Such investments are stated at cost, which approximates fair value, and are considered cash equivalents for purposes of reporting cash flows.

INVENTORIES

     Growing crops, pepper seed, and materials and supplies are stated at the lower of cost or market, on a first-in, first-out (FIFO) basis. Growing crops inventory includes direct costs and an allocation of indirect costs.

INVESTMENT IN PARTNERSHIPS

      Sun World, through a wholly-owned subsidiary, owns a 50% interest in American Sunmelon. American Sunmelon is engaged in proprietary development, production, and marketing of seedless watermelon seed. Sun World accounts for its partnership investment in American Sunmelon using the equity method. During 1997, Sun World sold its 50% interest in the Sun Date partnership.

PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

     Property, plant, equipment and water programs are stated at cost.

     The Company capitalizes direct and certain indirect costs of planting and developing orchards and vineyards during the development period, which varies by crop and ranges from three to seven years. Depreciation commences in the year commercial production is achieved.

     Permanent land development costs, such as acquisition costs, clearing, initial leveling costs and other costs required to bring the land into a suitable condition for general agricultural use, are capitalized and not depreciated since these costs have an indeterminate useful life.

     Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally ten to forty-five years for land improvements and buildings, three to twenty-five years for machinery and equipment, and five to thirty years for permanent crops.

     Water rights and water storage and supply programs are stated at cost. All costs directly attributable to the development of such programs are being capitalized by the Company. These costs, which are expected to be recovered through future revenues, consist of direct labor, drilling costs, consulting fees for various engineering, hydrological, environmental and feasibility studies, and other professional and legal fees.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company annually evaluates its long-lived assets, including intangibles, for potential impairment. When circumstances indicate that the carrying amount of the asset may not be recoverable, as demonstrated by estimated future cash flows, an impairment loss would be recorded based on fair value.

OTHER ASSETS

     As a result of a merger in May 1988 between two companies which eventually became known as Cadiz Land Company, Inc., an excess of purchase price over net assets acquired in the amount of $7,006,000 was recorded. This amount is being amortized on a straight-line basis over thirty years. Accumulated amortization was $2,259,000 and $2,026,000 at December 31, 1997 and December 31, 1996, respectively.

     Capitalized loan fees represent costs incurred to obtain debt financing. Such costs are amortized over the life of the related loan. At December 31, 1997, the majority of capitalized loan fees relate to the issuance of the First Mortgage Notes described in Note 10.

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

SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest during the year ended December 31, 1997, the nine months ended December 31, 1996 and the fiscal year ended March 31, 1996 was $12,452,000, $3,892,000 and $455,000, respectively.

NOTE 3 - ACQUISITION OF SUN WORLD INTERNATIONAL, INC.

     On September 13, 1996, the Company acquired all of the stock of a reorganized Sun World. Sun World and certain subsidiaries had filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on October 3, 1994. The acquisition of Sun World was accounted for under the purchase method of accounting. Accordingly, the results of operations of Sun World have been included in the consolidated financial statements since the date of acquisition. The total purchase price consisted of the following: (i) $179 million of assumed bankruptcy related obligations, including $156 million of restructured secured debt with Sun World's existing lenders (of which $5.5 million was paid by Cadiz concurrent with the acquisition), (ii) $11 million of ongoing trade and other accrued liabilities which were assumed by Cadiz, (iii) $3.2 million of direct acquisition costs, including 1,500 shares of Redeemable Series A Preferred Stock valued at $1,000 per share; and (iv) cash and stock of approximately $40 million, including a $15 million capital contribution to Sun World which was made with the intent of eliminating the requirement for Sun World to have any additional debt facilities beyond those owed to its existing secured creditors. The final effect of allocating the total purchase price to the net assets acquired based on their estimated fair values is summarized as follows (dollars in thousands):


               Cash                                       $32,113
               Assets held for sale                        18,049
               Other current assets                        44,997
               Investments in partnerships                  5,424
               Property, plant and equipment              130,885
               Other assets                                 3,409
                                                          -------

                 Total assets                             234,877
                                                          -------

               Prepetition bankruptcy claims payable      (13,164)
               Other current liabilities                  (16,477)
               Long-term debt                             (151,783)
               Other liabilities                          (10,170)
                                                          -------

                 Total liabilities                        (191,594)
                                                          --------
               Net assets acquired                        $43,283
                                                          =======

         No goodwill was recognized as a result of the acquisition. The above purchase price allocation reflects certain changes made in 1997 to estimated fair values used in the initial accounting for the acquisition of Sun World. The net effect of these changes resulted in approximately $5.7 million of permanent crops being reclassified to land based on final appraisals received in 1997.


NOTE 4 - ACCOUNTS RECEIVABLE

       Accounts receivable consist of the following (dollars in thousands):

                                               December 31,
                                             1997      1996
                                             ----      ----

      Trade receivables                    $ 4,131   $ 4,200
      Due from unaffiliated growers            535     1,153
      Other                                  1,502     2,660
                                           -------   -------
                                             6,168     8,013

      Less allowance for doubtful accounts    (287)     (480)
                                            -------   -------

                                            $ 5,881   $ 7,533
                                            =======   =======

     Substantially all domestic receivables are from large national and regional supermarket chain stores and produce brokers and are unsecured. Amounts due from unaffiliated growers represent receivables for harvest advances and for services (harvest, haul and pack) provided on behalf of growers under agreement with Sun World and are recovered from proceeds of product sales. Other receivables primarily include wine grape sales and other miscellaneous receivables.

     Approximately $13.6 and $3.8 million of sales made by Sun World for the year ended December 31, 1997 and for the period September 14, 1996 through December 31, 1996, respectively, are attributable to one national retailer. Export sales accounted for approximately 11.4% and 20.6% of the Company's sales for the year ended December 31, 1997 and for the period September 14, 1996 to December 31, 1996, respectively.


NOTE 5 - INVENTORIES

     Inventories consist of the following (dollars in thousands):

                                      December 31,
                                    1997       1996
                                    ----       -----

       Growing crops               $10,124   $10,299
       Pepper seed                   1,648     2,018
       Harvested product               169       267
       Materials and supplies        1,897     1,537
                                   -------   -------

                                   $13,838   $14,121
                                    =======   =======

NOTE 6 - PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

       Property, plant, equipment and water programs consist of the following (dollars in thousands):

                                         December 31,
                                       1997        1996
                                       ----        ----

        Land                        $   64,005  $ 54,029
        Permanent crops                 62,660    67,754
        Developing crops                 6,422     1,671
        Water programs                   5,435     4,885
        Buildings                       20,667    18,968
        Machinery and equipment         14,262    13,573
                                       -------   -------

                                       173,451   160,880
        Less accumulated depreciation  (13,258)   (5,427)
                                       -------   -------

                                    $  160,193  $155,453
                                       =======   =======

NOTE 7 - OTHER ASSETS

     Other assets consist of the following (dollars in thousands):

                                         December 31,
                                       1997      1996
                                       ----      ----

       Capitalized loan fees, net   $   4,785   $   150
       Excess of purchase price
        over assets acquired, net       4,747     4,980
       Capitalized trademark
        development, net                  732        76
       Deposits                           -       1,180
       Other                               87       127
                                       ------   -------

                                      $10,351  $  6,513
                                      =======   ========

NOTE 8 - ACCRUED LIABILITIES

     Accrued liabilities consist of the following (dollars in
thousands):
                                          December 31,
                                         1997    1996
                                         ----    ----

            Interest                   $ 2,989  $ 1,084
            Payroll and benefits         2,433    2,801
            Preferred dividends            -        448
            Other                          692      429
                                       -------  -------
                                       $ 6,114  $ 4,762
                                       =======  =======


NOTE 9 - REVOLVING CREDIT FACILITY

      In April 1997, in connection with Sun World's debt restructuring described in Note 10, Sun World entered into a one year $30 million Revolving Credit Facility. The Revolving Credit Facility is secured by eligible accounts receivable and inventory, and is guaranteed by the Company. Amounts borrowed under the facility will accrue interest at either prime plus 1.50% or LIBOR plus 2.50% at the Company's election with an additional .50% payable for advances on eligible inventory above specified levels. No amounts were outstanding under the Revolving Credit Facility at December 31, 1997.


NOTE 10 - LONG-TERM DEBT

     Management estimates that the fair value of the Company's long-term debt approximates the carrying value for all debt instruments except for the Series B First Mortgage Notes ("First Mortgage Notes"). The fair value of the First Mortgage Notes is estimated to be approximately $106 million based on quoted market prices as of December 31, 1997. At December 31, 1997 and December 31, 1996, the carrying amount of the Company's outstanding debt is summarized as follows (dollars in thousands):
                                                December 31,
                                             1997         1996
                                             ----         ----
  Cadiz obligations:

     Senior term bank loan, interest
       payable monthly, variable
       interest rate based upon
       LIBOR plus 2% (7.78% at
       December 31, 1997
       and 6.34% at December 31, 1996)       $ 9,752     $ 9,446

     Subordinated term bank loan,
      interest payable
      monthly, interest at 4.81%                  -        9,100

     $15 million revolving line of
      credit, interest payable
      semi-annually at 8% if paid in
      cash and 10% if paid in stock            5,000        -

     Other                                        49          88

     Debt discount                              (935)       (124)
                                               ------      ------

                                              13,866      18,510
  Sun World obligations:                      ------      ------

     Series B First Mortgage Notes,
      interest payable semi-annually
      with principal due in
      April 2004,
      interest at 11.25%                     115,000        -

     Term insurance company loan
      due in variable
      installments through
      September 13, 2006,
      interest at 10.60%                        -         77,092

     Term bank loan, interest
      payable monthly with
      principal due in variable
      installments through
      September 13, 2006, variable
      interest rate
      based upon prime or LIBOR                -          53,284

     Note payable to insurance
      company, quarterly
      installments of $93
      (including interest),
      due September 13, 2006,
      interest at 7.75%                      2,306         2,531

     Note payable to supplier,
      monthly installments of
      $104 (including interest),
      due March 1, 1998,
      interest at 10.00%                       205         1,458

     Note payable to finance
      company, monthly
      installments of $18
      (including interest),
      due July 1, 2002, interest
      at 7.50%                                 831           989

                                          --------      --------
                                           118,342       135,354
                                          --------      --------

                                           132,208       153,864

     Less current portion                     (519)       (4,753)
                                          --------     ---------

                                         $ 131,689     $ 149,111
                                         =========     =========

    Annual maturities of long-term debt outstanding, excluding $935,000 representing the unamortized portion of warrants, on December 31, 1997 are as follows: 1998 - $519,000; 1999 - $391,000; 2000 - $15,184,000;
2001 - $445,000; 2002 - $384,000; 2003 and thereafter - $116,220,000.

Cadiz Obligations

     As of December 31, 1996, the Company's obligations to Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank") and Henry Ansbacher & Co. Limited ("Ansbacher") were approximately $9.1 million and $9.4 million, respectively.

     ING Baring (U.S.) Capital Corporation ("ING") purchased the $9.4 million senior term bank loan effective March 31, 1997. The loan is secured by substantially all of the Company's non-Sun World related property. The maturity date of the obligation is April 30, 1998 with interest at a rate of LIBOR plus 200 basis points payable at LIBOR semi-annually, with the remaining accrued interest added to principal. ING granted to the Company the right to two one-year extensions in May 1997. In connection with this transaction, ING received warrants to purchase 75,000 shares of the Company's common stock at $5.03, the market price at issuance. The Company also issued 30,000 shares of stock to Ansbacher in connection with the refinancing. The total fair value of the warrants was $163,000 and has been recorded as a debt discount and is being amortized over one year. If the Company elects to exercise the first or second extension, the interest rate will be further adjusted and the Company will be required to issue additional warrants to ING. Additionally, as part of the Sun World debt refinancing described below, the Company repaid its $9.1 million subordinated term bank loan.

   In November 1997, the Company entered into a three year $15 million Revolving Credit Facility with ING. The Revolving Credit Facility is secured by a second lien on all of the non-Sun World assets of the Company. Principal is due in 2000. Interest is payable semi-annually at 8% if paid in cash and at 10% if paid in stock. The Company had $5 million outstanding under the Revolving Credit Facility at December 31, 1997. The Company issued 200,000 warrants in connection with the initial borrowings at $7.00, the market price at issuance. The agreement calls for the issuance of certain additional warrants if and when the remaining $10 million is drawn. The total fair value of the warrants was $920,000 and has been recorded as a debt discount and is being amortized over the three-year remaining term of the revolver.

Sun World Obligations

     In April 1997, Sun World restructured its long-term debt by issuing $115 million of Series A First Mortgage Notes through a private placement. The notes have subsequently been exchanged for Series B First Mortgage Notes which are registered under the Securities Act of 1933 and publicly traded. Sun World utilized the proceeds from the debt offering and existing cash on hand to repay the term insurance company loan and the term bank loan, totaling approximately $130 million.

     The First Mortgage Notes are secured by a first lien (subject to certain permitted liens) on substantially all of the assets of Sun World and its subsidiaries, other than growing crops, crop inventories and accounts receivable and proceeds thereof, which secure the Revolving Credit Facility.

     The First Mortgage Notes include covenants which restrict the Company's ability to receive distributions from Sun World.

     The Sun World Notes are also secured by the guarantees of Coachella Growers, Inc., Sun Desert, Inc., Sun World Brands, Sun World Management Corporation and Sun World/Rayo (collectively, the "Sun World Subsidiary Guarantors") and by the Company. The Company also pledged all of the stock of Sun World. Effective December 31, 1997, Agri-Land Realty,
Inc., Big Valley Leasing, Inc., Dinuba Packing Corporation, Pacific Farm Service, Inc., SFC Marketing Corporation, Sun Harvest, Inc., Sun World Avocado and Sun World Export, Inc., were dissolved and are no longer Sun World Subsidiary Guarantors. Sun World and the Sun World Subsidiary Guarantors are all direct and indirect wholly-owned subsidiaries of the Company. The guarantees by the Sun World Subsidiary Guarantors are full, unconditional, and joint and several. Sun World and the Sun World Subsidiary Guarantors comprise all of the direct and indirect subsidiaries of the Company other than inconsequential subsidiaries. Additionally, management believes that the direct and indirect non-guarantor subsidiaries of Cadiz are inconsequential, both individually and in the aggregate, to the financial statements of the Company for all periods presented.

SUMMARIZED FINANCIAL INFORMATION

   Summarized consolidated financial information for Sun World is as follows (in thousands):

                                December 31, 1997  December 31, 1996
                                -----------------  -----------------
        Current assets                $ 22,483        $  60,651
        Noncurrent assets              145,318          136,344
        Current liabilities             13,635           14,920
        Noncurrent liabilities         123,623          139,615

                                                      For the Period
                                      Year Ended     September 14, 1996
                                  December 31, 1997  to December 31, 1996
                                     -----------    ------------------
         Revenues                     $ 99,929        $  22,580
         Cost of sales                 (76,535)         (16,396)
         Operating income               11,091            2,989
         Net income (loss)              (2,817)            (823)

     Combined summarized financial information for the Sun World
Subsidiary Guarantors is as follows (in thousands):

                                 December 31, 1997   December 31, 1996
                                ------------------   -------------------
         Current assets                $   -           $   -
         Noncurrent assets               8,833           7,439
         Current liabilities                27               4
         Noncurrent liabilities            107             107

                                                       For the Period
                                     Year Ended      September 14, 1996
                                 December 31, 1997  to December 31, 1996
                                ------------------  --------------------
         Share of net income of
           equity investee             $ 1,388        $   820


     Separate financial statements for Sun World and each of the Sun World Subsidiary Guarantors are not presented as management has determined that they would not be material to investors.

NOTE 11 - INCOME TAXES

      Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities and available carryforwards. Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows (in thousands):

                                        December 31, December 31,
                                            1997       1996
                                            ----       ----
    Deferred tax liabilities:
      Net fixed asset basis difference    $ 4,841   $ 5,786
      Net basis difference in
       partnership investments              3,886     4,734
      Other                                 1,268       444
                                           ------   -------

          Total deferred tax liabilities    9,995    10,964
                                           -------   -------

    Deferred tax assets:
      Net operating losses                 25,815    23,943
      Reserve for notes receivable          1,178     1,239
      State taxes                           1,779     1,142
      Other                                 1,097     1,228
                                           ------   -------
          Total deferred tax assets        29,869    27,552

      Valuation allowance for deferred
       tax assets                         (25,321)  (20,935)
                                           -------   -------

          Net deferred tax assets           4,548     6,617
                                           -------   -------

          Net deferred tax liability      $ 5,447   $ 4,347
                                          =======   =======

      As of December 31, 1997, the Company has net operating loss (NOL) carryforwards of approximately $71.1 million for federal income tax purposes. Such carryforwards expire in varying amounts through the year 2013. In accordance with the Tax Reform Act of 1986, NOL utilization may be subject to an annual limitation. When there is a change of ownership, of more than 50% (as defined) of a corporation, the use of any NOL is limited annually to an amount defined by law. As of December 31, 1997, $26.2 million of NOL carryforwards are limited to utilization of $4.5 million per year. The remaining NOLs are not limited on an annual basis.

        The Company has state NOLs as of December 31, 1997 of $18.4 million. Of these, $14.2 million are not subject to limitations and expire in varying amounts through the year 2002. The remaining $4.2 million of NOLs relate to Sun World prior to the acquisition. These NOLs are limited to annual utilization of $400,000 plus any built-in gains and expire in varying amounts through the year 2000.

     A reconciliation of the income tax benefit for income taxes to the statutory federal income tax rate is as follows (dollars in thousands):

                                                      Nine
                                        Year         Months        Year
                                        Ended        Ended         Ended
                                     December 31,  December 31, March 31,
                                        1997         1996         1996
                                        ----         ----         ----
   Expected federal income
     tax benefit at 34%               $(2,903)   $ (2,257)     $ (2,886)
  Loss with no tax benefit              2,981       1,790         2,405
  Amortization                             79          60            80
  Utilization of net operating losses     -          (696)         -
  Other nondeductible expenses           (157)        462           401
                                       -------     -------      -------

     Income tax benefit               $   -      $  (641)      $   -
                                       =======   ========      ========


NOTE 12 - EMPLOYEE BENEFIT PLANS

  In December 1994, the Company established a 401(k) Plan for all employees of Cadiz. This plan contains no eligibility requirements and contributions by the Company are at the option of the Company on a year-to-year basis. No contributions by the Company to this plan have been made to-date.

  Sun World established a 401(k) Plan for its salaried employees on January 1, 1996. Employees must work 1,000 hours and have completed one year of service to be eligible to participate in this plan. Sun World matches 75% of the first four percent deferred by an employee up to $1,500 per year. In addition, Sun World maintains a defined contribution pension plan covering substantially all of its employees who (i) are not covered by a collective bargaining agreement, (ii) have at least one year of service and (iii) have worked at least 1,000 hours. Contributions are 2% of each covered employee's salary. For those hourly employees covered under a collective bargaining agreement, contributions are made to a multi-employer pension plan in accordance with negotiated labor contracts and are generally based on the number of hours worked.


NOTE 13 - PREFERRED AND COMMON STOCK

  During the nine months ended December 31, 1996, the Company issued
(i) 27,431 shares totaling $27.6 million of newly authorized Convertible Series A Redeemable Preferred Stock; (ii) $10.0 million of newly authorized 6% Convertible Series B Preferred Stock; and (iii) $3.0 million of newly authorized 6% Convertible Series C Preferred Stock.
All preferred stock was converted to common stock as of December 31, 1997. During 1997, the Company paid $1,717,000 of preferred stock dividends with common stock.

  On October 1, 1997, the Company agreed to issue 375,000 shares of common stock to a hydrological research company in order to acquire title to substantially all of its assets. This transaction was completed in February 1998.

NOTE 14 - STOCK-BASED COMPENSATION PLANS AND WARRANTS

STOCK OPTIONS AND WARRANTS

  The Company issues options pursuant to its 1996 Stock Option Plan
(the "Plan") as well as options which are not pursuant to a plan. The Plan provides for the granting of up to 3,000,000 shares. All options, whether under the Plan or not, are granted at a price approximating fair market value at the date of grant, have vesting periods ranging from issuance date to three years, have maximum terms ranging from three to five years and are issued to directors, officers, consultants and employees of the Company. During the year ended December 31, 1997, the Company granted options to purchase 527,500 shares of the Company's common stock at a weighted average exercise price of $5.61 per share.

  Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation cost for these plans been determined using fair value, as explained below, rather than the quoted market price, the Company's net loss and net loss per common share would have increased to the following pro forma amounts (dollars in thousands):

                                               Nine
                                  Year        Months          Year
                                  Ended        Ended          Ended
                               December 31,  December 31,    March 31
                                  1997          1996           1996
                                  ----          ----           ----

  Net loss:  As reported        $  (8,538)     $ (5,997)    $  (8,487)
             Pro forma          $ (10,203)     $ (6,655)    $  (8,665)

  Net loss per common share:
             As reported        $   (.33)(a)   $   (.44)(a) $    (.48)
             Pro forma          $   (.35)(a)   $   (.48)(a) $    (.49)

            (a) After adjustment for preferred dividends during the year ended December 31, 1997 and the nine months ended December 31, 1996 of $1,213 and $3,125, respectively.

    The fair value of each option granted during the periods reported was estimated on the date of grant using the Black-Scholes option pricing model.

        The following table summarizes stock option activity for the periods noted. All options listed below were issued to officers, directors, employees and consultants.
                                                                 Weighted-
                                                    Options      Average
                                                  Outstanding    Exercise
                                                     Number       Price
                                                  -----------    -------
       Outstanding at March 31, 1995                2,335,500     $3.95
         Granted                                      607,500     $5.19
         Expired or canceled                           (7,000)    $4.89
         Exercised                                   (145,000)    $2.50
                                                  -----------     -----

       Outstanding at March 31, 1996                2,791,000     $4.29
         Granted                                    1,800,000     $4.62
         Expired or canceled                         (400,000)    $5.50
         Exercised                                   (325,000)    $2.79
                                                   ----------     -----

        Outstanding at December 31, 1996            3,866,000     $4.44
         Granted                                      527,500     $5.61
         Expired or canceled                         (120,000)    $4.80
         Exercised                                   (348,500)    $4.17
                                                   ----------     -----

        Outstanding at December 31, 1997            3,925,000(a)  $4.61
                                                   ==========     =====

        Options exercisable at March 31, 1996       2,116,000     $4.34
                                                   ==========     =====

        Options exercisable at December 31, 1996    1,966,000     $4.30
                                                   ==========     =====

        Options exercisable at December 31, 1997    2,297,500     $4.40
                                                   ==========     =====
        Weighted-average fair value of
         options grantedduring the year ended
         December 31, 1997                         $     2.55
                                                   ==========
        Weighted-average remaining contractual
         life of options outstanding at
         December 31, 1997                                2.7
                                                   ==========

      (a) Exercise prices vary from $3.00 to $7.00 and expiration dates vary from February 1998 to October 2002.

     During the year ended December 31, 1997, the nine months ended December 31, 1996 and the year ended March 31, 1996, the Company issued 275,000, 30,000 and 10,000 warrants with weighted-average exercise prices of $6.45, $3.55 and $0.05, respectively. During the year ended December 31, 1997 and the nine months ended December 31, 1996, 240,000 warrants with a weighted-average exercise price of $0.05 and 10,000 warrants with a weighted-average exercise price of $3.55 were exercised, respectively. No warrants expired or were canceled during any of the three periods discussed. At December 31, 1997 there were 275,000 warrants outstanding at a weighted average exercise price of $6.45 per share which expire in 2004. See Note 10 for further discussion of these warrants.

RESTRICTED STOCK AWARD

     Following the Sun World acquisition in 1996, the Company's Chief Executive Officer was awarded a stock bonus of 125,000 shares of
restricted common stock at no cost.   75,000 of these shares were issued
during the year ended December 31, 1997. The remaining 50,000 shares are issuable in equal annual installments over the next two years. Compensation expense is being recognized as earned over the period of service.


NOTE 15 - CONTINGENCIES

    In December 1995, the Company filed an action relative to the proposed construction and operation of a landfill (the "Rail Cycle Project") to be located adjacent to the Company's Cadiz property with the Superior Court in San Bernardino County, California. The action challenges the various decisions by the County of San Bernardino relative to the proposed Rail Cycle Project. Named in this action, in addition to the County of San Bernardino, were the Board of Supervisors of the County of San Bernardino, three individual members of the Board of Supervisors, an employee of the County and Rail Cycle, L.P.
("Rail Cycle") whose general partner is controlled by Waste Management, Inc. ("WMI"). The Company alleges that the actions of the County of San Bernardino did not comply with the guidelines prescribed by the California Environmental Quality Act and violated state planning and zoning laws. The action seeks to set aside the county certification of Rail Cycle's EIR/EIS and approval of the proposed Rail Cycle Project. The Company continues to believe the proposed Rail Cycle project, if constructed and operated as currently designed, poses environmental risks both to the Company's agricultural operations at Cadiz and to the groundwater basin underlying the Cadiz property. Accordingly, the Company intends to pursue its claims including compensatory damages against the County of San Bernardino and Rail Cycle. On November 6, 1997, the San Bernardino Superior Court denied the Company's application for a Writ of Mandate to set aside the County of San Bernardino's certification of the EIR/EIS. The Company intends to continue prosecuting its claim for monetary damages. No trial date has yet been set.

    On October 24, 1997, the Company filed suit in the United States District Court, for the Central District of California, against WMI, and certain key executives and consultants of WMI, and certain other parties in interest as to the proposed Rail Cycle Project. The Complaint as originally filed asserted the following claims arising under federal law: Violations of the Racketeer Influenced and Corrupt Organization Act
(RICO), Conspiracy to Violate the Racketeer Influenced and Corrupt Organization Act (RICO), violations of Section 10(b) of the Securities Exchange Act of 1934 and Interception of Wire Communications. Additionally, the Complaint asserted the following claims arising under state law: Conspiracy, Misappropriation of Trade Secrets, Conversion, Defamation, Trade Libel, Wiretapping, Interference with Existing Business Relationship, and Unfair Business Practices. On December 9, 1997, the federal district court severed the eight state law claims from the complaint and dismissed them without prejudice. Those claims have been reasserted in a state proceeding filed on January 8, 1998 in Los Angeles Superior Court (West Division).

   Prior to the acquisition of Sun World, the Internal Revenue Service
(IRS) had filed claims against Sun World, and certain of its subsidiaries (collectively "the Sun World Claimants"), for taxes refunded for workers that the IRS claims were employees. The Sun World Claimants contend that the workers are excluded from the definition of employment under the Internal Revenue Code. On January 21, 1998, the District Court ruled in favor of one of the Sun World Claimants. Management believes that the likelihood of an unfavorable future outcome with regard to this matter is remote. Accordingly, the Company released $3,780,000 of reserves related to this matter at December 31, 1997 which are reported on the Consolidated Statement of Operations as Litigation Benefit.

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


NOTE 16 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                           Quarter Ended
                           -----------------------------------------------
                           June 30,  September 30,  December 31,  March 31,
                            1995        1995           1995         1996
                            ----        ----           ----         ----

Revenues                  $   54       $  596        $  470       $  321
Gross profit (loss)           16          178           140         (542)
Net loss                  (1,851)      (1,835)       (1,660)      (3,141)
Net loss per common share  (0.11)       (0.10)        (0.10)       (0.17)


                                                     Quarter Ended
                                      ------------------------------------
                                       June 30,  September 30,  December 31,
                                         1996        1996           1996
                                         ----        ----           ----

Revenues                                $  82      $ 4,738      $ 18,960
Gross  (loss) profit                     (426)         258         6,223
Net loss                               (1,987)      (2,442)       (1,568)
Preferred stock dividends                 -             -         (3,125)
Net loss per common share               (0.10)       (0.12)        (0.23)


                                               Quarter Ended
                         --------------------------------------------------
                         March 31,   June 30,   September 30,  December 31,
                           1997        1997         1997           1997
                           ----        ----         ----           ----

Revenues                $  4,805     $ 25,656    $  52,949      $ 16,747
Gross (loss) profit         (213)       5,503       14,633         3,668
Net (loss) income         (7,396)      (3,569)       3,618        (1,191)
Preferred stock dividends   (438)        (766)          (9)          -
Net (loss) income per
    common share           (0.33)       (0.15)        0.11         (0.04)

                           CADIZ LAND COMPANY, INC.


SCHEDULE I  -  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                               December 31,
BALANCE SHEET  ($ in thousands):            1997           1996
                                            ----           ----
ASSETS

Current assets:
   Cash and cash equivalents               $ 3,590        $ 2,132
   Accounts receivable, net                     18             31
   Inventories                                 -                7
   Due from subsidiary                          86            332
   Prepaid expenses and other                  130            274
                                           -------       --------

Total current assets                         3,824          2,776

Investment in subsidiary                    30,543         42,460
Property, plant, equipment and
  water programs, net                       26,769         26,595
Other assets                                 4,740          5,131
                                          --------        -------

                                           $65,876        $76,962
                                           =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                            710          1,332
   Accrued liabilities                         870          1,513
   Deferred revenue                             -             375
   Long-term debt, current portion              20            518
                                            ------        -------
   Total current liabilities                 1,600          3,738

Long-term debt                              13,846         17,992

Other Liabilities                               49             60

Commitments and contingencies

Series A redeemable preferred stock
   - $.01 par value;
   ($1,000 liquidation value);
   60,000 shares authorized;
   shares issued and outstanding -
   none at December 31, 1997 and
   27,431 at December 31, 1996                  -          27,431

Stockholders' equity:

Preferred stock - $.01 par value;
   40,000 shares authorized;
   shares issued and outstanding -
   none at December 31, 1997 and
   340 shares at December 31, 1996               -            -

Common stock - $.01 par value;
   45,000,000 shares
   authorized; shares issued
   and outstanding - 32,646,661
   at December 31, 1997 and
   23,445,868 at December 31,1996               326           234

Additional paid-in capital                  120,873        88,574

Accumulated deficit                         (70,818)      (61,067)
                                           --------      --------

   Total stockholders' equity:               50,381        27,741
                                           --------      --------

                                           $ 65,876     $  76,962
                                           ========      ========

                     CADIZ LAND COMPANY, INC.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF OPERATIONS

                                                  Year     Nine Months
                                                 Ended        Ended
                                               December 31, December 31,
(In thousands except per share data):              1997        1996
                                                   ----        ----

Revenues                                        $  1,968     $  1,278
                                                --------     --------
Costs and expenses:
  Cost of sales                                      270        1,329
  Landfill prevention activities                     683          394
  General and administrative                       4,042        3,206
  Depreciation and amortization                      994          773
                                                  ------        -----

  Total costs and expenses                         5,989        5,702
                                                  ------        ------
Operating loss                                    (4,021)      (4,424)

Loss from subsidiaries                            (2,817)        (823)

Interest expense, net                              1,700        1,391
                                                 -------      -------

Net loss before income taxes                      (8,538)      (6,638)

Income tax benefit                                   -            641
                                                 -------       ------

Net Loss                                          (8,538)      (5,997)

Less: Preferred stock dividends                   (1,213)        (674)

      Imputed dividend on
        preferred stock                              -         (2,451)
                                                 ------        -------
Net loss applicable to common stock             $ (9,751)    $ (9,122)
                                                 =======        ======
Net loss per common share                       $   (.33)     $  (.44)
                                                 =======       =======

Weighted average shares outstanding               29,485        20,500
                                                 =======       =======

SCHEDULE I  -  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF CASH FLOWS ($ in thousands):

                                                  Year        Nine Months
                                                  Ended          Ended
                                               December 31,   December 31,
                                                  1997           1996
                                                  ----           ----
Cash flows from operating activities:
  Net loss                                      $ (8,538)     $ (5,997)
  Adjustments to reconcile net loss
   to cash used for operating activities:
     Depreciation and amortization                 1,462         1,388
     Issuance of shares for services                 470           -
     Loss from subsidiaries                        2,817           823
     Provisions for loss on disposal of assets       138           -
     Changes in operating assets
      and liabilities:
        Interest capitalized to debt                 315           481
        Decrease in accounts receivable              192           411
        Decrease in inventories                        7           259
        Decrease (increase) in due
         from subsidiary                             131          (923)
        Increase in prepaid expenses
         and other                                   (56)         (317)
        Decrease in accounts payable                (667)         (441)
        Increase in accrued liabilities              506           219
        Increase in deferred revenue                 -             375
        Decrease in other liabilities             (1,006)          -
                                                 ------        -------
      Net cash used for operating
       activities                                 (4,229)       (3,722)

Cash flows from investing activities:
  Additions to property, plant and
   equipment                                        (638)          (27)
  Land purchase and development                      -            (490)
  Additions to water programs                       (466)         (187)
  Proceeds from disposal of property,
   plant and equipment                                33            -
  Acquisition of Sun World                           -          (36,587)
  Decrease in other assets                           153            -
                                                 -------        -------

     Net cash used for investing
      activities                                    (918)       (37,291)
                                                 -------        -------
Cash flows from financing activities:
  Net proceeds from issuance of stock              1,690         37,761
  Proceeds from short-term debt, net                 -              330
  Proceeds from issuance of long-term
    debt                                           5,084            -
  Principal payments on long-term debt            (9,231)           -
  Debt issuance costs                                (38)           -
  Dividends paid on conversion of
    preferred stock                                  -              (99)
  Return of capital from subsidiary                9,100            -
                                                 -------        -------

    Net cash provided by financing
     activities                                    6,605         37,992
                                                 -------        -------
Net increase (decrease) in cash
  and cash equivalents                             1,458         (3,021)

Cash and cash equivalents,
  beginning of period                              2,132          5,153
                                                  ------         ------
Cash and cash equivalents,
  end of period                                  $ 3,590        $ 2,132
                                                 =======        =======

SCHEDULE II - VALUATION & QUALIFYING ACCOUNTS



For the year ended December 31, 1997, the nine months ended December 31,
1996 and the year ended March 31, 1996   ($ in thousands)

                                        Additions
                                   ------------------
                                    Charged
                        Balance at    to      Charged
                        Beginning    Costs      to                  Balance
                           of         and      Other                 at End
                         Period     Expenses  Accounts  Deductions  of Period
                        ---------   --------  --------  ----------  ---------
Year ended
 December 31, 1997

 Allowance for
    doubtful accounts      $  480     $  -      $ -       $  193      $  287

 Amortization of excess
    of purchase price
    over net assets
    acquired                2,026       233       -           -        2,259
                           ------    ------    ------      ------     ------

                          $ 2,506       233       -           193      2,546
                          =======    ======    ======      ======      =====

Nine months ended
 December 31, 1996

 Allowance for
    doubtful accounts     $   -     $  107      $ 373      $  -       $  480

 Amortization of
    excess of purchase
    price over net
    assets acquired        1,851       175        -           -        2,026
                          ------     -------    -------     ------    ------

                        $  1,851    $  282     $   373     $  -      $ 2,506
                        ========    =======    =======     ======    =======

Year ended
 March 31, 1996

 Allowance for
    doubtful accounts    $   -      $   -      $   -       $  -      $   -

 Amortization of
    excess of purchase
    price over net
    assets acquired       1,617        234         -          -        1,851
                       --------     -------    -------      ------   --------
                        $ 1,617     $  234     $   -        $ -      $ 1,851
                        =======     ======     =======      =======  =======

                  CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (Nos. 33-73936, 33-83360, 33-63065, 33-63667, 333-34911,
333-35491,  333-41367 and 333-47057) of Cadiz Land Company, Inc. of our
report dated February 13, 1998, appearing on page 28 of this Form 10-K.


Price Waterhouse LLP


Los Angeles, California
March 26, 1998