Form 10-Q
period 1998-03-31
CADIZ LAND CO INC
filed 1998-05-15
CIK 727273

SECURITIES AND EXCHANGE COMMISSION
            Washington, D.C.  20549

                     FORM 10-Q

   [X]   QUARTERLY REPORT PURSUANT TO SECTION
               13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 1998

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

                               Yes  /X/       No


The number of shares outstanding of each of the Registrant's classes of Common Stock at May 13, 1998 was 33,124,161 shares of Common Stock, par value
$0.01.


                         CADIZ LAND COMPANY, INC.
        INDEX TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



For the Three Months Ended March 31, 1998


I.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     A.   Statement of Operations

     B.   Balance Sheet

     C.   Statement of Cash Flows

     D.   Consolidated Statement of Stockholders' Equity

     E.   Notes

II.  SUPPLEMENTARY INFORMATION

     A.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

     B.   Other Information

     C.   Signatures

                        CADIZ LAND COMPANY, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (UNAUDITED)

     For the Three Months Ended March 31,   1998        1997
                                           -----       -----

     ($ in  thousands except per share data)


     Revenues                              $ 5,484     $4,887
                                           -------     -------
     Costs and expenses:
      Cost of sales                          5,013      5,018
      Landfill prevention activities           313        204
      General and administrative             2,605      2,691
      Depreciation and amortization            744        533
                                           -------     -------

      Total costs and expenses               8,675      8,446
                                           -------     -------
     Operating loss                        (3,191)     (3,559)

     Interest expense, net                   3,999      3,837
                                           -------     -------

     Net loss                              (7,190)     (7,396)

     Less:  Preferred stock dividends         -         (438)
                                           -------     -------
     Net loss applicable to common stock   (7,190)     (7,834)
                                           =======     =======

     Net loss per common share             $ (.22)   $  (.33)
                                           ========   ========

     Weighted average shares outstanding    32,791     23,800
                                           =======     =======

See accompanying notes to the condensed consolidated financial statements.

                           CADIZ LAND COMPANY, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEET
                                (UNAUDITED)

                                        March 31,    December 31,
                                            1998        1997
                                           -----       -----
                                            ($ in thousands)

     ASSETS
     Current assets:
      Cash and cash equivalents            $ 3,099     $5,298
      Accounts receivable, net               3,229      5,881
      Inventories                           22,565     13,838
      Prepaid expenses and other             1,028      1,161
                                           -------     -------
        Total current assets                29,921     26,178

     Investment in partnerships              6,549      6,327

     Property, plant, equipment and
        water programs, net                164,058    160,193

     Other assets                           10,461     10,351
                                           -------     -------

                                           $210,989    $203,049
                                           ========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
      Accounts payable                     $ 7,159     $8,517
      Accrued liabilities                    9,623      6,114
      Revolving credit facility              9,792         -
      Long-term debt, current portion          318        519
                                           -------     -------

       Total current liabilities            26,892     15,150

     Long-term debt                        131,725     131,689

     Deferred income taxes                   5,447      5,447

     Other liabilities                         505        382

     Commitments and contingencies

     Stockholders' equity:

      Common stock - $.01 par value;
      45,000,000 shares authorized;
      shares issued and outstanding -
      33,124,161 at March 31, 1998
      and 32,646,661 at December 31, 1997      331        326

     Additional paid-in capital            124,097    120,873

     Accumulated deficit                   (78,008)   (70,818)
                                           -------     -------
      Total stockholders' equity            46,420     50,381
                                           -------     -------
                                           $210,989    $203,049
                                           ========    ========

    See accompanying notes to the condensed consolidated financial statements.

                           CADIZ LAND COMPANY, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

     For the Three Months Ended March 31,    1998       1997
                                            -----      -----
                                           ($ in thousands)

Cash flows from operating activities:
    Net loss                              $(7,190)   $(7,396)
 Adjustments to reconcile net loss
   from operations to cash used for
   operating activities:
    Depreciation and amortization           1,052        731
    Issuance of shares for refinancing          -        140
    Issuance of shares for services           264          -
    Interest capitalized to debt                -        250
    Share of partnership operations          (431)      (398)
    Changes in operating assets
        and liabilities:
     Decrease in accounts receivable        2,652      3,695
     Increase in inventories               (7,456)    (5,393)
     Decrease in prepaid expense
        and other                             133         67
     Decrease in accounts payable          (1,358)    (1,922)
     Increase (decrease) in accrued
       liabilities                          3,760     (1,548)
     Decrease in other current
       liabilities                              -       (438)
     (Decrease) increase in other
        liabilities                           (77)        75
                                          -------     -------
       Net cash used for operating
         activities                        (8,651)   (12,137)
                                          -------     -------
Cash flows from investing activities:
Additions to property, plant and
  equipment                                (1,732)      (318)
Proceeds from disposal of property, plant
  and equipment                                11      1,764
Additions to water programs                  (385)      (259)
Additions to developing crops              (1,101)    (1,363)
Partnership distributions                     210        790
(Increase) decrease in other assets          (379)        59
                                          -------     -------
    Net cash (used for) provided by
     investing activities                  (3,376)       673
                                          -------     -------
Cash flows from financing activities:
Net proceeds from issuance of stock           337        505
Principal payments on long-term debt         (301)    (3,260)
Net proceeds from short-term debt           9,792         75
                                          -------     -------
    Net cash provided by (used for)
     financing activities                   9,828     (2,680)
                                          -------     -------
Net decrease in cash and cash
  equivalents                              (2,199)   (14,144)

Cash and cash equivalents, beginning
  of period                                 5,298     33,307
                                          -------     -------
Cash and cash equivalents, end of period  $ 3,099    $19,163
                                          =======     =======

See accompanying notes to the condensed consolidated financial statements.

                           CADIZ LAND COMPANY, INC.
        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (UNAUDITED)

For the Three Months Ended March 31, 1998
($ in thousands)

                                                    Additional     Total
                            Common Stock   Paid-in  Accumulated Stockholders'
                          Shares   Amount  Capital   Deficit      Equity
                          ------   ------  -------   ---------- ------------
Balance as of
  December 31, 1997     32,646,661  $ 326 $ 120,873  $ (70,818)  $ 50,381

Exercise of
  stock options             72,500      1       336          -        337

Stock issued
  for services              30,000      -       264          -        264

Acquisition of
 hydrological
 research company          375,000      4     2,624          -      2,628

Net loss
                                                        (7,190)    (7,190)
                          --------   -----   -------   --------    -------

Balance as of
  March 31, 1998        33,124,161  $ 331 $ 124,097  $ (78,008)  $ 46,420
                        ==========  ===== ========== ==========  ========

        See accompanying notes to the consolidated financial statements.

                           CADIZ LAND COMPANY, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
-----------------------------

     The Condensed Consolidated Financial Statements have been prepared by the Company without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's latest Form 10-K for the year ended December 31, 1997. The foregoing Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments which the Company considers necessary for a fair presentation. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

     See Note 2 to the Condensed Consolidated Financial
Statements included in the Company's latest Form 10-K for a discussion of the Company's accounting policies.


NOTE 2 - REVOLVING CREDIT FACILITY
-----------------------------------

     In April 1997, in connection with Sun World's debt restructuring described in Note 3, Sun World entered into a one year $30 million Revolving Credit Facility ("1997
Facility"). The 1997 Facility is secured by eligible accounts receivable and inventory, and is guaranteed by the Company. Amounts borrowed under the facility accrue interest at either prime plus 1.50% or LIBOR plus 2.50% at the election of the Company with an additional .50% payable for advances on eligible inventory above specified levels.
$9.8 million was outstanding under the Revolving Credit
Facility at March 31, 1998.

     On April 1, 1998, Sun World entered into a new $25 million one year Revolving Credit Facility ("1998 Facility") which replaces the 1997 Facility described above. Amounts borrowed under the 1998 Facility accrue interest at prime plus 1.0% or LIBOR plus 2.5% at the Company's election.


NOTE 3 - COMMON STOCK
---------------------

     In February 1998, the Company issued 375,000 shares of common stock to a hydrological research company in order to acquire title to substantially all of its assets.

     During the first quarter of 1997, 30,000 shares of common stock were issued for services including 10,000 shares to the Company's Chief Executive Officer as part of a performance bonus with respect to the year ended December 31, 1997.

                        CADIZ LAND COMPANY, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The financial statements set forth herein as of and for the three months ended March 31, 1998 and 1997 reflect the results of operations for the Company and its wholly-owned subsidiaries, Sun World and Southwest Fruit Growers ("SWFG") in which the Company is the general partner and has an approximate 66.3 percent partnership interest. For purposes of this discussion, the term Sun World will be used, when the context so requires, with respect to the operations and activities of the Company's Sun World subsidiary, and the term Cadiz will be used, when the context so requires, with respect to those operations and activities of the Company not involving Sun World.

     The Company's net income or loss in future fiscal periods will be largely reflective of (a) the operations of the Cadiz/Fenner Water Storage and Supply Program and (b) the operations of Sun World. Sun World conducts its operations through four operating divisions: farming, packing, marketing and proprietary product development. Net income from farming operations varies from year to year primarily due to yield and pricing fluctuations which can be significantly influenced by weather conditions, and are, therefore, generally subject to greater annual variation than Sun World's other divisions. However, the geographic distribution of Sun World's farming operations and the diversity of its crop mix makes it unlikely that adverse weather conditions would affect all of Sun World's properties or all of its crops in any single year. Nevertheless, net profit from Sun World's packing, marketing and proprietary product development operations tends to be more consistent from year to year than net profit from Sun World's farming operations. As such, Sun World continues to strategically add volume in the packing and marketing areas that will complement Sun World's in-house production or fill in contra-seasonal marketing windows. Sun World is also actively exploring various domestic and international opportunities to license selected proprietary fruit varieties.

     The following discussion contains trend analysis and other forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities and Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements throughout this document.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS
----------------------------------------------------------
ENDED MARCH 31, 1997
--------------------

     The Company's agricultural operations are impacted by the general seasonal trends that are characteristic of the agricultural industry. Sun World has historically received the majority of its net income during the months of June to October following the harvest and sale of its table grape and treefruit crops. Due to this concentrated activity, Sun World has historically incurred losses with respect to its agricultural operations during the other months of the year.

     The effects of the El Nino weather conditions experienced in California have not, to date, had a significant impact on the Company's outlook for 1998. However, the cooler weather patterns in California have had the effect of delaying the anticipated harvest of all California grape and stonefruit production by as much as four weeks from the 1997 harvest schedule which will, to a certain extent, delay recognition of revenues from the second to the third quarter.

     The table below sets forth, for the periods indicated, the results of operations for the Company's four main operating divisions (before elimination of any interdivisional charges) as well as the categories of costs and expenses incurred by the Company which are not included within the divisional results (in thousands):

                                        Three Months Ended
                                              March 31,
                                              ---------
                                            1998      1997
                                            ----      ----
Divisional net income (loss):
          Farming                          $   770  $    188
          Packing                             (421)     (522)
          Marketing                           (377)     (290)
          Proprietary product development      239       241
                                           -------   -------
                                               211      (296)

          Landfill prevention activities       313       204
          General and administrative         2,345     2,439
          Depreciation and amortization        744       533
          Interest expense                   3,999     3,837
                                           -------   -------

          Net loss                         $(7,190) $ (7,396)
                                           ========  ========

     FARMING OPERATIONS. The Company farms over 19,000 acres of agricultural properties located primarily in two major growing areas of California, the San Joaquin Valley and the Coachella Valley. The Company's agricultural properties are primarily dedicated to producing permanent commercial crops and to a lesser extent, row crops. Net income from farming operations totaled $0.8 million for the three months ended March 31, 1998, compared to $0.2 million for the three months ended March 31, 1997. This favorable increase primarily resulted from timing of lemon sales from Cadiz and Blythe into the fresh and juice markets as well as profits from the sale of desert artichokes and sweet red peppers from Mexico.

     PACKING OPERATIONS. For the quarter ended March 31, 1998, Sun World's four packing and handling facilities contributed revenues of $1.6 million offset by $2.0 million of expenses largely due to the fixed infrastructure associated with these facilities for a net loss of $0.4 million compared to a net loss of $0.5 million for the quarter ended March 31, 1997. Packing operations generally reflect a loss in the first quarter of the year as less than 10% of the annual volume is packed or handled during the quarter. Units packed during the quarter totaled 384,000 in 1998 compared to 390,000 in 1997. An unfavorable variance in citrus units packed for third party growers in Coachella of approximately 130,000 units was totally offset by the new citrus production that began operating in the fourth quarter of 1997 at the Company's Kimberlina facility in the San Joaquin Valley.

     MARKETING OPERATIONS. Sun World's marketing operations include the sale and promotion of Sun World grown products, as well as providing these services for third party growers. During the three months ended March 31, 1998, a total of approximately 810,000 units were sold, consisting primarily of citrus from domestic third party growers and sweet red peppers from Mexico compared to 872,000 units sold during the three months ended March 31, 1997.
This reduction in units was primarily due to a planned reduction in the marketing of Chilean grapes and treefruit. The 1998 unit sales resulted in marketing revenue of $0.6 million while marketing expenses totaled $1.0 million for a net loss of $0.4 million for the quarter. For the first quarter of 1997, marketing revenues were $0.7 million while marketing expenses were $1.0 million for a net loss of $0.3 million. Similar to the packing operations, marketing operations ordinarily reflect a loss during the first quarter of the year as less than 10% of the annual volume of units marketed are sold during the quarter.

     PROPRIETARY PRODUCT DEVELOPMENT. Sun World has a long history of product innovation, and its research and development center maintains a fruit breeding program that has introduced many proprietary fruit varieties during the past five years. In addition, Sun World has a 50% interest in American Sunmelon, a partnership engaged in proprietary development, production and marketing of seedless watermelon seed. During the three months ended March 31, 1998 and 1997, net income from proprietary product development was $0.2 million consisting of the Company's share of partnership income totaling $0.4 million offset by research and development expenses of $0.2 million.

     LANDFILL PREVENTION ACTIVITIES. The Company is engaged in opposition to the proposed construction and operation of a landfill to be located adjacent to its Cadiz/Fenner Valley properties, and has filed three lawsuits seeking, among other things, to set aside approvals for the landfill project and monetary damages. During the three months ended March 31, 1998, expenses incurred in connection with activities in opposition to the project, such as litigation costs and professional fees and expenses totaled $0.3 million as compared to $0.2 million during the 1997 period.

     GENERAL AND ADMINISTRATIVE EXPENSES.   General and
administrative expenses during the three months ended March 31, 1998 totaled $2.3 million compared to $2.4 for the three months ended March 31, 1997. This reduction primarily resulted from reductions in the administrative staff of Sun World during 1997.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three months ended March 31, 1998 totaled $0.7 million compared to $0.5 million for the same period in 1997. The increase is primarily due to the reduced capitalization of depreciation in inventory resulting from the timing of crop sales.

     INTEREST EXPENSE, NET.  Net interest expense totaled
$4.0 million during the three months ended March 31, 1998, compared to $3.8 million during the same period in 1997.
The following table summarizes the components of net interest expense for the two periods (in thousands):

                                        Three Months Ended
                                              March 31,
                                              -------
                                             1998     1997
                                             ----     ----

        Interest on outstanding debt -
         Sun World                         $ 3,430   $ 3,263
        Interest on outstanding debt -
          Cadiz                                329       278
        Amortization of financing costs        307       687
        Interest income                       (67)     (391)
                                           -------   -------

                                           $ 3,999   $ 3,837
                                           =======   =======

     The increase in interest expense from $3.8 million during the first quarter of 1997 to $4.0 million in 1998 is primarily due to the Company's debt refinancing in April
1997, whereby Sun World issued $115 million of First
Mortgage Notes and used the proceeds and existing cash balance to pay off approximately $130 million of long-term debt. Financing costs, which include legal fees and warrants, are amortized over the life of the debt agreements.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL DISCUSSION OF LIQUIDITY AND CAPITAL RESOURCES. With the revolving credit facilities in place for both Caduz and Sun World, as further discussed below, the Company believes it will be able to meet its working capital needs without looking to additional outside funding sources, although no assurances can be made. See "Current Financing Arrangements" below.

     In order to provide additional availability of working capital and to provide a readily available funding mechanism for add-on acquisition opportunities, Cadiz entered into a three year $15 million revolving credit facility with ING Baring (U.S.) Capital Corporation ("ING") (the "Cadiz ING Revolver") in November 1997. As of March 31, 1998, $5 million was outstanding under the Cadiz ING Revolver.

     On April 16, 1997, Sun World completed a private placement of $115.0 million in secured 11-1/4% Series A First Mortgage Notes (the "Sun World Notes"). The notes have subsequently been exchanged for Series B first Mortgage Notes registered under the Securities Act of 1933 and are publicly traded.

     The proceeds from the Sun World Notes, when combined with Sun World's existing cash and cash made available under a one year $30 million revolving credit facility with Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank") (the "1997 Revolver") entered into by Sun World concurrently with the issuance of the Sun World Notes, were used to retire Sun World's existing indebtedness to John
Hancock Mutual Life Insurance Company and Caisse Nationale de Credit Agricole, as well as Cadiz' existing term indebtedness to Rabobank (referred to hereinafter as the "Debt Refinancing"). Management believes that the terms of Sun World's debt facilities following the issuance of the Sun World Notes are more favorable to Sun World than the terms of the retired debt facilities.

     Under Sun World's historical working capital cycle, working capital is required primarily to finance the costs of growing and harvesting corps, which occurs from January through September with a peak need in June. Sun World harvests and sells the majority of its crops during the period from June through October, when it receives the majority of its revenues. In order to bridge the gap between incurrence of expenditures and receipt of revenues, large cash outlays are required each year. Prior to its Debt Refinancing, Sun World's cash balance was sufficient to provide for these seasonal working capital requirements without the need for additional outside funding. However, management determined that utilizing a substantial portion of Sun World's on hand to pay down long-term debt and concurrently entering into the 1997 Revolver to meet its seasonal working capital needs was a more effective use of its financial resources. As of March 31, 1998, $9.8 million was outstanding under the 1997 Revolver. On April 1, 1998, Sun World replaced the 1997 Revolver with a $25 million one year facility (the "1998 Revolver"), which, in management's view, provides more favorable terms. See "Current Financing Arrangements - Sun World Obligations" below.

     As of March 31, 1998, Cadiz had approximately $14.0 million of indebtedness outstanding and $10.0 million of borrowing availability under the Cadiz ING revolver. Sun World had $127.8 million of indebtedness outstanding and approximately $20.2 million of borrowing availability under the 1997 Revolver.

CURRENT FINANCING ARRANGEMENTS

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

     As of March 31, 1998, Cadiz was obligated to ING for approximately $9.8 million under a senior term loan facility. With Cadiz' election to extend the facility in April 1998, the maturity date of the ING obligation is April 30, 1999. The Company issued 75,000 additional warrants in conjunction with the extension. Cadiz also has the right to obtain an additional one-year extension. Upon exercise of that extension, Cadiz would be required to issue certain warrants to ING and the interest rate would be further adjusted. Currently, ING holds a senior deed of trust on substantially all of Cadiz' non-Sun
World related property.

     In November 1997, the Company entered into the Cadiz ING Revolver to provide additional availability of working capital and to provide a readily available funding mechanism for add-on acquisition opportunities. The Cadiz ING Revolver is secured by a second lien on all of the non-Sun World assets of the Company. Principal is due on December 31, 2000. Interest is payable semi-annually at 8% if paid in cash and at 10% if paid in common stock of the Company. The Company had $5 million outstanding under the Cadiz ING Revolver at March 31, 1998. The Company issued 200,000 warrants in connection with the initial borrowings at $7.00, the market price at issuance. The agreement calls for the issuance of certain additional warrants if and when the remaining $10 million is drawn.

     As the Company continues to actively pursue its business strategy, additional financing specifically in connection with the Company's water programs will be required. The nature of such additional financing for the water storage and supply programs (including the Cadiz/Fenner Water Storage and Supply Program) will depend upon how the development and ownership of each project is ultimately structured, and how much of each project's funding will be the Company's responsibility. Should the Company determine that it will be able to maximize its profit potential through construction and ownership of the water storage and/or delivery systems used in the program, the Company will obtain appropriate long-term financing.
Based upon the results of analyses performed by an investment banking firm retained by the Company, management believes that several alternative long-term financing arrangements are available to the Company.


     SUN WORLD OBLIGATIONS

     The Sun World Notes, which were issued in the principal amount of $115 million on April 16, 1997 and will mature on April 15, 2004, accrue interest at the rate of 11-1/4% per annum. Interest only is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1997. The Sun World Notes are secured by a first lien (subject to certain permitted liens) on substantially all of the assets of Sun World and its subsidiaries, other than growing crops, crop inventories and accounts receivable and proceeds thereof, which secure the 1997 Revolver, and certain real property pledged to third parties. The Sun World Notes are also secured by the guarantee of Cadiz and the pledge by Cadiz of all of the stock of Sun World.

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

     In April 1997, Sun World entered into the 1997 Revolver which is guaranteed by Cadiz. As of March 31, 1998, $9.8 million was outstanding under the 1997 Revolver. To meet working capital needs for 1998, Sun World has replaced the existing 1997 Revolver with a one year $25 million revolving credit facility (the "1998 Revolver") that provides more favorable terms than the existing 1997 Revolver.

     CASH USED FOR OPERATING ACTIVITIES. Cash used for operating activities totaled $8.7 million for the three months ended
March 31, 1998 as compared to cash used for operating activities of $12.1 million for the three months ended March 31, 1997.
The reduction in cash used from operating activities primarily resulted from an increase in accrued liabilities related to interest on the Sun World Notes offset by a $2.0 million increase in inventories.

     CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES. Cash used for investing activities totaled $3.4 for the three months ended March 31, 1998 as compared to cash provided by investing activities of $0.7 million for the same period in 1997. The Company invested $1.1 million in developing crops and $2.1 million in the purchase of property, plant and equipment and in furtherance of its water storage and supply programs during the first quarter of 1998.

     CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES. Cash provided by financing activities totaled $9.8 million for the three months ended March 31, 1998, consisting primarily of $9.8 million in borrowings under the 1997 Revolver, as compared to cash used for financing activities of $2.7 million for the three months ended March 31, 1997.
Principal payments on long-term debt totaled $0.3 million for the three months ended March 31, 1998. Net proceeds from the exercise of stock options totaled $0.3 million during the three months ended March 31, 1998.

OUTLOOK

     The Company is actively pursuing the development of its water resources. Specifically, the Company entered into an interim agreement with the Metropolitan Water District of Southern California ("MWD") to verify feasibility of and develop principles and terms for a water storage and supply program at its Cadiz, California property. The proposed long-term program will involve the conveyance of water from MWD's Colorado River Aqueduct, during periods of excess supply, for storage in the aquifers underlying the Company's properties. The water will be delivered through a 35-mile transmission pipeline have a capacity of 100,000 acre-feet per year. Total storage capacity is expected to be approximately 500,000 acre-feet. During periods of shortage, the stored water will be extracted by wells and returned to the Colorado River Aqueduct. The program will also have the ability to transfer high-quality indigenous groundwater for distribution throughout MWD's service area.

     MWD, assisted by an accredited panel of independent industry experts, has completed a review of numerous environmental, engineering, hydrological and other studies which confirm the program's feasibility. Draft principles and terms for agreement have been developed and will now be presented to the Board's of both parties for approval.
If approved, facility optimization studies and the environmental review process will commence. The program could be operational by the year 2000. The Company anticipates that the revenue stream generated by the program will be sufficient to meet the then existing operating requirements of the Company, although no assurances can be given.

     In addition to the development of its water resources, the Company is actively involved in further agricultural development and reinvestment in its landholdings. Such development will be systematic and in furtherance of the Company's business strategy to provide for maximization of the value of its assets. The Company also continually evaluates acquisition opportunities which are complementary to its current portfolio of landholdings, water resources and agricultural operations.

     The Company believes that, based upon current levels of operations and anticipated growth, Sun World can adequately service its indebtedness and meet its seasonal working capital needs utilizing available internal cash, the 1998 Revolver and, through an intercompany revolver with Cadiz. Cadiz expects to be able to meet its ordinary working capital needs, in the short-term, through a combination of quarterly management fee payments from Sun World, payments from Sun World under an agricultural lease whereby Sun World now operates the Company's 1,600 acres of developed agricultural property at Cadiz, California, draws from the Cadiz ING Revolver, and the possible exercise of outstanding stock options. Except for the foregoing, additional intercompany cash payments between Sun World and Cadiz are subject to certain restrictions under its current lending arrangements.

YEAR 2000

The Company has developed and is currently implementing plans to address the potential problems related to the effect on its computer systems of the Year 2000. Key financial, information, and operation systems are being assessed and are currently on target to be Year 2000 compliant by December 31, 1999. If necessary modifications and conversions by the Company and those with which it conducts business are not completed on time, the Year 2000 issue may have a material adverse effect on the Company's results of operations. The financial effect of making the required systems changes is not expected to be material to the Company's financial position, results of operations, or cash flows.

ITEM 1. - LEGAL PROCEEDINGS
          ------------------
          See "Item 3.  Legal Proceedings" included in the
          Company's latest Form 10-K for a complete discussion.

          There have been no material changes in the status of the action styled CADIZ LAND COMPANY, INC. V. COUNTY
          OF SAN BERNARDINO, ET AL.  Case No. BCV 02341.

          In CADIZ LAND COMPANY, INC. V. WASTE MANAGEMENT, INC., CASE NO. CV 97-7827 (the "Federal Action"), on or about April 6, 1998, in response to motions filed by defendants, the court has directed that the Company amend its complaint to allege with greater specificity the factual predicate for its RICO claims asserted against defendants Waste Management, Inc., Waste Management of North America, Inc., Jacobs Engineering Group, Stuart Clark, Glenn Odell and Robert Muehl. Further , the court granted defendants' motion to dismiss the Company's claim under Section 10(b) of the Securities Exchange Act, without leave to amend. Finally, the Court dismissed, with prejudice, the claims asserted against defendants Marsha Turoci and Michael
          Dombrowski.   In order to be fully responsive to the
          court's direction on amending the complaint, the Company requested and, on or about April 27, 1998, the court entered a stay of all proceedings in the Federal Action pending completion of a related criminal investigation being conducted by the San Bernardino District Attorney's office against Waste Management of North America and others in connection with the construction by Waste Management and its joint venture partner, the Atchison, Topeka and Santa Fe Railroad Company of a proposed trash dump in San Bernardino County. A similar stay has been issued in the Company's state court action, CADIZ LAND COMPANY, INC. V. WASTE MANAGEMENT, INC., CASE NO. SC 05743. The Company intends vigorously to continue to prosecute its claims against defendants and intends, inter alia, to file an amended complaint in the Federal Action once the above-referenced stay is lifted.

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS
          ------------------------------------------

       During the quarter ended March 31, 1998, the Company sold the following securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act"). The Company believes that the transactions described below were all exempt from the registration requirements of the Securities
      Act by virtue of Section 4(2) thereof as transactions not involving any public offerings. In each transaction, the number of investors was limited, the investors confirmed to the Company their investment intent, the investors were provided with information about the Company and/or access to such information, and restrictions were placed on resales of the securities. In each transaction involving the issuance of stock options or warrants, the exercise price was equal to the fair market value of the Company's common stock as of the date of grant of such options or warrants. No underwriters were used or commissions paid on connection with any such sales.

       In March, 1998, the Company issued a total of 455,000 options to purchase common stock to employees of the Company under a new 1998 Non-Qualified Stock
      Option Plan adopted by the Board of Directors in February, 1998. All such options vest at 20% per year over five years from issuance and are exercisable until seven years from the date of grant.
      The options granted in March are exercisable at $9.375 per share. In February 1998, the Company issued 375,000 shares to a hydrological research company in order to acquire title to substantially all of its assets.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES
         --------------------------------

       Not applicable.

ITEM 4. - SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
        ----------------------------------------------------

       Not applicable.

ITEM 5. - OTHER INFORMATION
       -------------------

       Not applicable.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
       ---------------------------------

      A.  EXHIBITS

          1.   Exhibit 27 - Financial Data Schedule

      B.  REPORTS ON FORM 8-K

          None.


                        CADIZ LAND COMPANY, INC.
                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Cadiz Land Company, Inc.




By:  /s/  Keith Brackpool                  May 14, 1998
     ------------------------------------  ------------
     Keith Brackpool, President and        Date
     Chief Executive Officer and Director




By:  /s/ Stanley E. Speer                  May 14, 1998
     ------------------------------------  ------------
     Stanley E. Speer                      Date
     Chief Financial Officer