Form 10-Q
period 1998-06-30
CADIZ LAND CO INC
filed 1998-08-14
CIK 727273

SECURITIES AND EXCHANGE COMMISSION
            Washington, D.C.  20549

                     FORM 10-Q

   [X]   QUARTERLY REPORT PURSUANT TO SECTION
               13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 1998

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

                               Yes  /X/       No


The number of shares outstanding of each of the Registrant's classes of Common Stock at August 13, 1998 was 33,269,161 shares of Common Stock, par value $0.01.

                        CADIZ LAND COMPANY, INC.

             INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 1998                              PAGE


I.   FINANCIAL STATEMENTS

     A.    Consolidated Statement of Operations
                For the Three Months Ended June 30, 1998 and 1997. . . .2

     B.    Consolidated Statement of Operations
                For the Six Months Ended June 30, 1998 and 1997. . . . .3

     C.    Consolidated Balance Sheet
               As of June 30, 1998 and December 31, 1997. . . . . . . . 4

     D.    Consolidated Statement of Cash Flows
               For the Six Months Ended June 30, 1998 and 1997. . . . . 5

     E.    Consolidated Statement of Stockholders' Equity
               For the Six Months Ended June 30, 1998. . . . . . . . .  6

     F.   Notes to the Consolidated Financial Statements. . . . . . . . 7



II.  SUPPLEMENTARY INFORMATION

     A.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . . . . .  8

     B.   Other Information. . . . . . . . . . . . . . . . . . . . . . 20

     C.   Signatures. . . . . . . . . . . . . . . . . . . . . . . . .  22


                        CADIZ LAND COMPANY, INC.

                  CONSOLIDATED STATEMENT OF OPERATIONS

     FOR THE THREE MONTHS ENDED JUNE 30,    1998        1997
                                            ----        ----

    ($ in thousands except per share data)


     Revenues                              $22,619     $25,656
                                           --------    -------
     Costs and expenses:
      Cost of sales                         16,955     20,153
      Landfill prevention activities           333        176
      General and administrative             2,669      3,135
      Depreciation and amortization          1,269      1,812
                                           -------     -------

      Total costs and expenses              21,226     25,276
                                           --------    -------

     Operating profit                        1,393        380

     Interest expense, net                   4,458      3,949
                                           -------     -------

     Net loss                              (3,065)     (3,569)

     Less:  Preferred stock dividends            -      (766)
                                           --------    --------
     Net loss applicable to common stock   (3,065)     (4,335)
                                           ========    ========

     Net loss per common share             $ (.09)    $  (.15)
                                           ========    ========

     Weighted average shares outstanding    33,131     29,000
                                           =======     ========



     See  accompanying  notes to the consolidated financial  statements.

                        CADIZ LAND COMPANY, INC.
                   CONSOLIDATED STATEMENT OF OPERATIONS


     FOR THE SIX MONTHS ENDED JUNE 30,      1998        1997
                                            ----        ----
     ($ in thousands except per share data)


     Revenues                              $28,103     $30,543
                                           -------     -------
     Costs and expenses:
      Cost of sales                         21,968     25,171
      Landfill prevention activities           646        380
      General and administrative             5,274      5,826
      Depreciation and amortization          2,013      2,345
                                           -------     ------

      Total costs and expenses              29,901     33,722
                                           -------     ------

     Operating loss                        (1,798)     (3,179)

     Interest expense, net                   8,457      7,786
                                           -------     ------
     Net loss                              (10,255)    (10,965)
                                            =======    =======

     Less:  Preferred stock dividends            -     (1,204)
                                            -------    -------

     Net loss applicable to common stock   (10,255)    (12,169)
                                           =======     =======

     Net loss per common share             $  (.31)   $   (.46)
                                           =======    ========

     Weighted average shares outstanding     32,961     26,400
                                           ========   ========


     See accompanying notes to the consolidated financial statements.


                        CADIZ LAND COMPANY, INC.

                 CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                         June 30,   December 31,
                                            1998        1997
                                            ----        ----

                                            ($ in thousands)
     ASSETS

     Current assets:
      Cash and cash equivalents            $   706     $5,298
      Accounts receivable, net              21,072      5,881
      Inventories                           31,109     13,838
      Prepaid expenses and other             1,083      1,161
                                           -------     --------

        Total current assets                53,970     26,178

     Investment in partnership               6,603      6,327

     Property, plant, equipment and
      water programs, net                  163,522     160,193

     Other assets                           10,358     10,351
                                           --------    --------

                                           $234,453    $203,049
                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
      Accounts payable                     $16,180     $8,517
      Accrued liabilities                    6,932      6,114
      Revolving credit facility             19,700         -
      Long-term debt, current portion          321        519
                                           -------     --------

       Total current liabilities            43,133     15,150

     Long-term debt                        140,214     131,689

     Deferred income taxes                   5,447      5,447

     Other liabilities                         564        382

     Commitments and contingencies

     Stockholders' equity:

      Common stock - $.01 par value;
        45,000,000 shares authorized;
     shares issued and outstanding -
     33,144,161 at June 30, 1998
     and 32,646,661 at December 31, 1997       331        326

     Additional paid-in capital            125,837     120,873

     Accumulated deficit                   (81,073)    (70,818)
                                           -------     --------

      Total stockholders' equity            45,095     50,381
                                           -------     -------

                                           $234,453    $203,049
                                           =========   ========

    See accompanying notes to the consolidated financial statements.

                        CADIZ LAND COMPANY, INC.

            CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

     FOR THE SIX MONTHS ENDED JUNE 30,              1998         1997
                                                    ----         ----
                                                    ($ in thousands)
     Cash flows from operating activities:
      Net loss                                   $ (10,255)   $ (10,965)
      Adjustments to reconcile net
       loss from operations
       to cash used for operating activities:
         Depreciation   and   amortization           2,800        2,345
     Issuance of shares for services                   262          357
        Interest capitalized to debt                     -          315
        Gain (loss) on disposal of assets              (20)         146
        Share of partnership operations               (786)        (579)
        Changes in operating assets and
          liabilities:
          Increase in accounts receivable          (15,191)     (12,731)
          Increase in inventories                  (15,253)     (11,195)
          Decrease in prepaid expenses and other       418           22
          Increase in accounts payable               7,663       12,041
          Increase in accrued liabilities              529        1,274
            Increase (decrease) in other
              liabilities                              184         (286)
                                                    --------    --------

          Net cash used for operating activities   (29,649)     (19,256)
                                                   --------      -------
     Cash flows from investing activities:
        Additions to property, plant and equipment (2,465) (1,151) Proceeds from disposal of property,
       plant and equipment                              56        2,798
      Additions to water programs                     (674)        (368)
      Additions to developing crops                 (1,502)      (2,605)
      Partnership distributions                        510        1,039
      (Increase) decrease in other assets             (605)       1,305
                                                  --------      -------

        Net cash (used for) provided by
          investing activities                      (4,680)       1,018
                                                   --------     --------

     Cash flows from financing activities:
      Net proceeds from issuance of stock              432        1,328
        Proceeds from issuance of long-term debt    10,000      115,080
      Principal payments on long-term debt            (395)    (140,338)
      Net proceeds from short-term debt             19,700       16,910
      Costs for debt issuance                            -       (5,248)
                                                    ------     --------
        Net cash provided by (used for)
          financing activities                      29,737      (12,268)
                                                   -------     --------

     Net decrease in cash and cash equivalents      (4,592)     (30,506)

     Cash and cash equivalents,
      beginning of period                            5,298       33,307
                                                    -------     -------

     Cash and cash equivalents, end of period      $   706    $   2,801
                                                   =======     =======



    See accompanying notes to the consolidated financial statements.



             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 1998

($ in thousands)
                                         Additional               Total
                          Common Stock     Paid-in  Accumulated Stockholders'
                        Shares   Amount    Capital    Deficit    Equity

Balance as of
 December 31, 1997    32,646,661  $  326  $ 120,873  $ (70,818) $  50,381

Exercise of stock
 options                  92,500       1        433         -         434

Issuance of warrants
  to a lender                  -       -      1,643         -       1,643

Stock issued for
  services                30,000       -        264         -         264

Acquisition of
  hydrological
  research company       375,000       4      2,624         -       2,628

Net loss                       -       -          -    (10,255)   (10,255)
                        --------    ----   --------   --------   ----------

Balance as of
 June 30, 1998        33,144,161  $  331  $ 125,837  $ (81,073)  $ 45,095
                      ==========  ======  =========  =========   =========

        See accompanying notes to the consolidated financial statements.

                        CADIZ LAND COMPANY, INC.


                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
-------------------------------
     The Consolidated Financial Statements have been prepared by the Company without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's latest Form 10-K for the year ended December 31, 1997. The foregoing Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments which the Company considers necessary for a fair presentation. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

     See Note 2 to the Consolidated Financial Statements included in the Company's latest Form 10-K for a discussion of the Company's accounting policies.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

RESULTS OF OPERATIONS

     The financial statements set forth herein as of and for the six months ended June 30, 1998 and 1997 reflect the results of operations for the Company, Sun World International, Inc. and its wholly-owned subsidiaries ("Sun World"), and Southwest Fruit Growers ("SWFG") in which the Company is the general partner and has an approximate 66.3 percent partnership interest. For purposes of this discussion, the term Sun World will be used, when the context so requires, with respect to the operations and activities of the Company's Sun World subsidiary, and the term Cadiz will be used, when the context so requires, with respect to those operations and activities of the Company not involving Sun World.

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

     The following discussion contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements throughout this document. Specific factors that might cause such a difference include, but are not limited to, the timing and terms of the various approvals required in order to complete the Cadiz/Fenner Water Storage and Supply Program.

THREE  MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE
----------------------------------------------------------------------
30, 1997
-------
     The Company's agricultural operations are impacted by the general seasonal trends that are characteristic of the agricultural industry. Sun World has historically received the majority of its net income during the months of June to October following the harvest and sale of its table grape and stonefruit crops. Due to this concentrated activity, Sun World has historically incurred losses with respect to its agricultural operations during the other months of the year.

     The cooler weather patterns in California during the first half of 1998 have had the effect of delaying the harvest of all California grape and stonefruit production by as much as four weeks from the 1997 harvest schedule which has caused a delay in recognition of certain revenues from the second to the third quarter of 1998.

     The table below sets forth, for the periods indicated, the results of operations for the Company's four main operating divisions (before elimination of any interdivisional charges) as well as the categories of costs and expenses incurred by the Company which are not included within the divisional results (in thousands):

                                        Three Months Ended
                                               June 30,
                                             1998      1997
                                             ----      ----
     Divisional net income:
          Farming                          $ 1,774  $  1,118
          Packing                            2,189     2,286
          Marketing                          1,085     1,626
          Proprietary product development      367       298
                                           -------   --------

                                             5,415     5,328

          Landfill prevention activities       333       176
          General and administrative         2,420     2,960
          Depreciation and amortization      1,269     1,812
          Interest expense                   4,458     3,949
                                           --------  -------
          Net loss                        $ (3,065) $ (3,569)
                                           ========   =======

     FARMING OPERATIONS. The Company farms over 19,000 acres of agricultural properties located primarily in two major growing areas of California, the San Joaquin Valley and the Coachella Valley. The Company's agricultural properties are primarily dedicated to producing permanent commercial crops and to a lesser extent, row crops. Net income from farming operations totaled $1.8 million for the three months ended June 30, 1998, compared to $1.1 million for the three months ended June 30, 1997. Profits during the quarter resulted primarily from the harvest of table grapes, sweet peppers and watermelons from the Coachella Valley and stonefruit from the San Joaquin Valley. The increase in farming net income resulted primarily from (a) improved F.O.B. pricing on peppers, watermelons and early stonefruit, and (b) removal of underperforming stonefruit crops after the 1997 harvest. These favorable improvements were partially offset by unfavorable pricing on table grapes in Coachella primarily due to increased crop yields and increased competition from Mexico. Revenues from farming operations totaled $17.1 million for the 1998 quarter compared to $20.1 million in the 1997 quarter. Expense totaled $15.3 million in the 1998 quarter compared to $19.0 million in the 1997 quarter.

     PACKING OPERATIONS. For the quarter ended June 30, 1998, Sun World's four packing and handling facilities contributed revenues of $6.3 million offset by $4.1 million of expenses resulting in $2.2 million of net income from packing operations. Revenues of $6.6 million were offset by expenses of $4.3 million resulting in net income from packing operations of $2.3 million during the second quarter of 1997. The $0.1 million decrease in net income resulted primarily from reduced
handling income on table grapes due to the delay in harvest.   Sun
World packed 1.4 million units during the second quarter of 1998 and 1997.

     MARKETING OPERATIONS. Sun World's marketing operations include the sale and promotion of Sun World grown products, as well as providing these services for third party growers. During the three months ended June 30, 1998, a total of approximately 2.5 million units were sold compared to 3.4 million units sold during the three months ended June 30, 1997. Units sold consisted primarily of Company-grown table grapes, sweet peppers, watermelons and stonefruit; citrus from domestic third party growers from the Coachella Valley; and sweet peppers and watermelons from Mexico. This reduction in units was primarily due to delays in the harvest in both the Coachella and San Joaquin Valley, particularly in table grapes. The 1998 unit sales resulted in marketing revenue of $2.1 million while marketing expenses totaled $1.0 million for net income of $1.1 million for the quarter. For the second quarter of 1997, marketing revenues were $2.8 million while marketing expenses were $1.2 million for net income of $1.6 million.

     PROPRIETARY PRODUCT DEVELOPMENT. Sun World has a long history of product innovation, and its research and development center maintains a fruit breeding program that has introduced many proprietary fruit varieties during the past five years. In addition, Sun World has a 50% interest in American Sunmelon, a partnership engaged in proprietary development, production and marketing of seedless watermelon seed. The increase in net income from proprietary product development to $0.4 million for the 1998 quarter from $0.3 million for the 1997 quarter primarily resulted from an increase in the Company's share of partnership income from American Sunmelon.

     LANDFILL PREVENTION ACTIVITIES. The Company is engaged in various lawsuits seeking monetary damages in connection with activities surrounding the prevention of a proposed landfill that would have been located adjacent to its Cadiz/Fenner Valley properties. During the three months ended June 30, 1998, expenses incurred totaled $0.3 million compared to $0.2 million of costs incurred during the same period in 1997.

     GENERAL AND ADMINISTRATIVE EXPENSES.   General and administrative
expenses during the three months ended June 30, 1998 totaled $2.4 million compared to $3.0 for the three months ended June 30, 1997. This reduction primarily resulted from the reduction in the administrative staff since the beginning of 1997.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three months ended June 30, 1998 totaled $1.3 million compared to $1.8 million for the same period in 1997. The decrease is primarily attributable to a reduction in relief of depreciation costs from inventory due to the delay in the harvest and sale of Company-grown crops.

     INTEREST EXPENSE, NET. Net interest expense totaled $4.5 million during the three months ended June 30, 1998, compared to $3.9 million during the same period in 1997. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                          Three Months Ended
                                               June 30,
                                           1998       1997
                                           -----      -----

        Interest on outstanding debt - Sun World  $  3,743  $  3,523
        Interest on outstanding debt - Cadiz           295       201
        Amortization of financing costs                479       295
        Interest income                                (59)      (70)
                                                  --------  --------

                                                  $  4,458   $ 3,949
                                                  ========   =======

     The increase in interest expense is primarily due to (a) increased borrowings for seasonal working capital needs primarily resulting from the delay in harvest and sale of crops due to the weather conditions and
(b) amortization of warrants issued for the Cadiz Revolver that was entered into during the fourth quarter of 1997. Financing costs, which include legal fees and warrants, are amortized over the life of the debt agreements.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30,
1997
------------------------------------------------------------------------

     The table below sets forth, for the periods indicated, the results of operations for the Company's four main operating divisions (before elimination of any interdivisional charges) as well as the categories of costs and expenses incurred by the Company which are not included within the divisional results (in thousands):
                                            Six Months Ended
                                                June 30
                                             1998     1997
                                             ----     ----
     Divisional net income:
      Farming                              $ 2,544   $ 1,306
      Packing                                1,768     1,764
      Marketing                                708     1,422
      Proprietary product development          606       540
                                           -------   -------

                                             5,626     5,032

     Landfill prevention expense               646       380
     General and administrative expense      4,765     5,486
     Depreciation and amortization expense   2,013     2,345
     Interest expense, net                   8,457     7,786
                                           -------   --------

     Net loss                              $(10,255) $(10,965)
                                           ========   ========


     FARMING OPERATIONS. Net income from farming operations totaled $2.5 million for the six months ended June 30, 1998 primarily resulting from the harvest of table grapes, sweet peppers and watermelons from the Coachella Valley operations and the beginning of the stonefruit harvest from the San Joaquin Valley operations. Farming revenues were $20.2 million and farming expenses were $17.7 million for the six months ended June 30, 1998. For the six months ended June 30, 1997, the Company had farming revenues of $22.3 million, farming expenses of $21.0 million and net income from farming operations of $1.3 million. Due to the delay in the harvests, farming revenues declined from the comparable 1997 period; however, overall profitability increased by $1.2 million. F.O.B. prices were higher for peppers and watermelons from the Coachella Valley as well as for San Joaquin Valley stonefruit. Large table grape yields in the Coachella Valley coupled with increased production from Mexico caused downward pressure on table grape prices compared to 1997.
The Company's proprietary products such as Superior Seedless(R) table grapes and Black Diamond(R) plums have allowed Sun World to continue to command a price premium to the overall market which has helped mitigate downward pressure on table grape prices and reduced yields on stonefruit.

     PACKING OPERATIONS. Sun World's four packing and handling facilities contributed $1.8 million in profit during the six months ended June 30, 1998 and 1997. During both of the six month periods, the Company packed 1.7 million units. Units packed and handled during the first half of 1998 primarily consisted of Company-grown table grapes, sweet peppers and seedless watermelons in the Coachella Valley; table grapes and citrus products packed for third party growers; and the beginning of the stonefruit harvest in the San Joaquin Valley. Packing and handling revenue for these operations of $7.8 million was offset by $6.0 million of expenses for the six months ended June 30, 1998. Revenues totaled $8.2 million offset by expenses of $6.4 million for the six months ended June 30, 1997.

     MARKETING OPERATIONS. During the six months ended June 30, 1998, a total of 3.3 million units were sold consisting primarily of Company-grown table grapes, sweet peppers and watermelons from the Coachella Valley; table grapes, watermelons and citrus from domestic third party growers; watermelons and sweet peppers from Mexico; and Company-grown
stonefruit from the San Joaquin Valley.   These unit sales resulted in
marketing revenue of $2.7 million. Marketing expenses totaled $2.0 million for the six months ended June 30, 1998 resulting in net income from marketing operations of $0.7 million. During the six months ended June 30, 1997, 4.3 million units were marketed resulting in revenues of $3.4 million offset by expenses of $2.0 million for net profit of $1.4 million. The decrease in units sold, revenues and net income from marketing operations from 1997 to 1998 is primarily attributable to the delay in the harvest, particularly for table grapes.

     PROPRIETARY PRODUCT DEVELOPMENT. During the six months ended June 30, 1998, net income from proprietary product development was $0.6 million consisting of the Company's share of partnership income in American Sunmelon totaling $0.8 million offset by $0.2 million in net research and development expenses. During the six months ended June 30, 1997, net income from proprietary product development totaled $0.5 million resulting primarily from the Company's share of partnership income in American Sunmelon.

     LANDFILL PREVENTION ACTIVITIES. During the six months ended June 30, 1998 and 1997, expenses incurred for various lawsuits seeking monetary damages in connection with the prevention of a proposed landfill that would have been located adjacent to its Cadiz/Fenner Valley properties totaled $0.6 million and $0.4 million, respectively.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended June 30, 1998 totaled $4.8 million compared to $5.5 million for the six months ended June 30, 1997. The $0.7 million reduction in general and administrative costs resulted primarily from the reduction in administrative staff since the beginning of 1997 as well as reduced professional fees.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the six months ended June 30, 1998 totaled $2.0 million compared to $2.3 million for the same period in 1997. The decrease is primarily attributable to a reduction in relief of depreciation from inventory resulting from the delay in harvest and crop sales.

     INTEREST EXPENSE, NET. Net interest expense totaled $8.5 million during the six months ended June 30, 1998, compared to $7.8 million during the same period in 1997. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                                   Six Months Ended
                                                        June 30
                                                    1998       1997
                                                    ----       ----

     Interest on outstanding debt - Sun World    $   7,173   $ 6,803
     Interest on outstanding debt - Cadiz              624       479
     Amortization of financing costs                   785       965
     Interest income                                  (125)     (461)
                                                   --------   -------

                                                  $  8,457   $ 7,786
                                                  ========   =======

     The increase in interest on outstanding debt during the 1998 period is primarily attributable to the Company's debt refinancing in April 1997, whereby Sun World issued $115 million of 11-1/4% First Mortgage Notes and used the proceeds and existing cash balance to pay off approximately $130 million of long-term debt. Interest expense is also higher due to (a) increased borrowings for seasonal working capital needs primarily resulting from the delay in harvest and sale of crops due to cooler weather conditions during the growing season and (b) amortization of warrants issued on the Cadiz $15.0 million Revolver entered into during the fourth quarter of 1997 and (c) reduced average cash balances in 1998 compared to 1997 prior to the debt refinancing resulting in lower interest income. Financing costs, which include legal fees, loan fees and warrants, are amortized over the life of the debt agreement.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL DISCUSSION OF LIQUIDITY AND CAPITAL RESOURCES. With the revolving credit facilities in place for both Cadiz and Sun World, as further discussed below, the Company believes it will be able to meet its working capital needs without looking to additional outside funding sources, although no assurances can be made. See "Current Financing Arrangements" below.

     Under Sun World's historical working capital cycle, working capital is required primarily to finance the costs of growing and harvesting crops, which occur from January through September with a peak need in June. Sun World harvests and sells the majority of its crops during the period from June through October, when it receives the majority of its revenues. In order to bridge the gap between incurrence of expenditures and receipt of revenues, large cash outlays are required each year. Prior to its debt refinancing in April 1997, Sun World's cash balance was sufficient to provide for these seasonal working capital requirements without the need for additional outside funding. However, management determined that utilizing a substantial portion of Sun World's cash on hand to pay down long-term debt and concurrently entering into a revolving line of credit to meet its seasonal working capital needs was a more effective use of its financial resources. In April 1998, Sun World entered into a $25 million one year facility (the "Sun World Revolver"). As of June 30, 1998, $19.7 million was outstanding under the Sun World Revolver with additional borrowing availability of $5.3 million. See "Current Financing Arrangements - Sun World" below.

     In order to provide additional availability of working capital and to provide a readily available funding mechanism for add-on acquisition opportunities, Cadiz entered into a three year $15 million revolving credit facility (the "Cadiz Revolver") in November 1997. As of June 30, 1998, $15.0 million was outstanding under the Cadiz Revolver of which $9.3 million was loaned to Sun World for seasonal working capital needs through an intercompany revolving credit arrangement. This intercompany balance is expected to be repaid during the last half of 1998 utilizing proceeds from the sale of Sun World's crops.

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

     As of June 30, 1998, Cadiz was obligated for approximately
$9.8 million under a senior term loan facility. With Cadiz' election to extend the facility in 1998, the maturity date of the term loan is April 30, 1999. The Company issued certain additional warrants in conjunction with the extension. Cadiz also has the right to obtain an additional one-year extension. If that extension is exercised, Cadiz would be required to issue certain warrants and the interest rate would be further adjusted. Currently, the term lender holds a senior deed of trust on substantially all of Cadiz' non-Sun World related property.

     In November 1997, the Company entered into the $15 million Cadiz Revolver. The Cadiz Revolver is secured by a second lien on substantially all of the non-Sun World assets of the Company. Principal is due on December 31, 2000. The Company had $15.0 million outstanding under the Cadiz Revolver at June 30, 1998. During 1998, the Company issued additional warrants in connection with borrowings under the Cadiz Revolver.

     As the Company continues to actively pursue its business strategy, additional financing specifically in connection with the Company's water programs may be required. Responsibility for funding the design, construction and program implementation costs of the capital facilities for the Cadiz/Fenner Water Storage and Supply Program will, under currently developed principles and terms, be shared equally by the Company and the Metropolitan Water District of Southern California ("Metropolitan"). The Company is analyzing various alternatives for funding its fifty percent share of the estimated $125 million to $150 million cost of the program capital facilities. These funding alternatives include (a) long-term financing arrangements or (b) utilization of monies to be received from Metropolitan for its initial purchase of 500,000 acre-feet of indigenous groundwater. The principles of agreement call for payment of at least $115 million for this initial groundwater. Based upon the results of analyses performed by an investment banking firm retained by the Company, management believes that several alternative long-term financing arrangements are available to the Company.

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

     In April 1998, Sun World entered into the Sun World Revolver which is guaranteed by Cadiz. As of June 30, 1998, $19.7 million was outstanding under the Sun World Revolver.

     CASH USED FOR OPERATING ACTIVITIES. Cash used for operating activities totaled $29.7 million for the six months ended June 30, 1998, as compared to cash used for operating activities of $19.3 million for the six months ended June 30, 1997. The increase in cash used from operating activities is primarily due to the delay in crop harvests resulting in a larger increase in accounts receivable and inventories as well as a reduced increase in accounts payable.

     CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES. Cash used for investing activities totaled $4.7 million for the six months ended June 30, 1998, as compared to cash provided by investing activities of $1.0 million for the same period in 1997. The Company invested $1.5 million in developing crops, $0.7 million in water programs, and $2.5 million in the purchase of property, plant and equipment (including $1.1 million
for a new computer system implementation).   In 1997, the Company
received $2.8 million from the disposal of certain non-core properties.

     CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES. Cash provided by financing activities totaled $29.7 million for the six months ended June 30, 1998, consisting primarily of $19.7 million in borrowings under the Sun World Revolver and $10.0 million in borrowings under the Cadiz Revolver, as compared to cash used for financing activities of $12.3 million for the six months ended June 30, 1997 resulting from the Sun World debt refinancing in April 1997. Principal payments on long-term debt totaled $0.4 million for the six months ended June 30, 1998. Net proceeds from the exercise of stock options totaled $0.4 million during the six months ended June 30, 1998.

OUTLOOK

     The Company is actively pursuing the development of its water resources. Specifically, the Company and Metropolitan have verified the feasibility of and developed principles and terms for a water storage and supply program at its Cadiz, California property (the "Cadiz/Fenner Water Storage and Supply Program" or the "Program"). The Program will involve the conveyance of water from Metropolitan's Colorado River Aqueduct, during periods of excess supply, for storage in the aquifers underlying the Company's properties. The water will be delivered through a 35-mile transmission pipeline, which will have a capacity of 100,000 acre-feet per year. Total storage capacity will be approximately 500,000 acre-feet. During periods of shortage, the stored water will be extracted by wells and returned to the Colorado River Aqueduct. The program will also have the ability to transfer high-quality indigenous groundwater for distribution throughout Metropolitan's service area.

     Metropolitan, assisted by an accredited panel of independent industry experts, has completed a review of numerous environmental, engineering, hydrological and other studies which confirm the Program's feasibility. Principles and terms for the agreement have been developed and approved by the Boards of both parties. The parties have commenced facility optimization studies, the environmental review process and documentation of the Program contract. The Program could be operational by the year 2000. The principles of agreement call for minimum commitments totaling 2 million acre-feet of Program utilization by Metropolitan.
Based upon the fees associated with these minimum commitments, the Company believes the revenue stream generated by the Program will be sufficient to meet the then existing operating requirements of the Company. A detailed summary of the principles and terms for the Program was included in the Company's Report on Form 8-K dated May 29, 1998.

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

     The Company believes that, based upon current levels of operations and anticipated growth, Sun World can adequately service its indebtedness and meet its seasonal working capital needs utilizing available internal cash, the Sun World Revolver, and through an intercompany revolver with Cadiz. Cadiz expects to be able to meet its ordinary working capital needs, in the short-term, through a combination of quarterly management fee payments from Sun World, payments from Sun World under an agricultural lease whereby Sun World now operates the Company's 1,600 acres of developed agricultural property at Cadiz, California, draws from the Cadiz Revolver, and the exercise of outstanding stock options. Except for the foregoing, additional intercompany cash payments between Sun World and Cadiz are subject to certain restrictions under its current lending arrangements.

YEAR 2000

     The Company has developed and is currently implementing plans to address the potential problems related to the effect on its computer systems of the Year 2000. Key financial, information and operating systems are being assessed and are currently on target to be Year 2000 compliant by December 31, 1999. If necessary modifications and conversions by the Company and those with which it conducts business are not completed on time, the Year 2000 issue may have a material adverse effect on the Company's results of operations. The financial effect of making the required systems changes is not expected to be material to the Company's financial position, results of operations, or cash flows.

OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

      See "Item 3. Legal Proceedings" included in the Company's latest Form 10-K and "Item 1. Legal Proceedings" included in the Company's Form 10-Q for the quarter ended March 31, 1998.

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the quarter ended June 30, 1998, the Company issued warrants to a lender which were not, at the time of issuance, registered under the Securities Act of 1933, as amended
      (the "Securities Act"). The Company believes that the transactions described are exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof as transactions not involving any public offerings. All warrants issued were to an accredited lender to the Company. The lender confirmed to the Company their investment intent, and was provided with information about the Company and/or access to such information, and restrictions were placed on resales of the securities. All of the warrants granted were issued in accordance with executed loan agreements.

       In April 1998, the Company issued 75,000 warrants in consideration of the assumption and extension of the outstanding term loan for Cadiz. These warrants have a term of seven years and an exercise price of $11.81. In April 1998 and June 1998, the Company issued a total of 150,000 warrants in connection with draws on the Cadiz Revolver. These warrants have a term of seven years and an exercise price of $7.00.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES
        -------------------------------

       Not applicable.

ITEM 4. - SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------
      A. The annual meeting of the stockholders of the Company was held on May 13, 1998. The stockholders took the following action at the meeting:

         1. Elected Dwight W. Makins, Keith Brackpool, Russ Hammond, Murray Hutchinson and Mitt Parker to the Company's Board of Directors. Mr. Makins was elected by the vote of 18,402,527 in favor and 25,750 against, with no one abstaining and no broker non-votes. Mr. Brackpool was elected by the vote of 18,399,827 in favor and 28,450 against with no one abstaining and no broker non-votes.
           Mr. Hammond was elected by the vote of 18,402,527 in favor and 25,750 against with no one abstaining and no broker non-votes.
           Mr. Hutchinson was elected by the vote of 18,402,427 in favor and 25,850 against, with no one abstaining and no broker non-votes. Mr. Parker was elected by the vote of 18,402,527 in favor and 25,750 against with no one abstaining and no broker non-votes.

         2. Approved the proposal to amend the Company's Certificate of Incorporation to change the Company's name to Cadiz Inc. by the vote of 18,298,179 in favor and 60,100 against, with 6,965 abstaining and 63,033 broker non-votes.

         3. Ratified the selection by the Company's Board of Directors of Price Waterhouse LLP to continue as the Company's independent auditors for fiscal 1998 by the vote of 18,401,905 in favor and 4,000 against, with 22,372 abstaining and no broker non-votes.

ITEM 5. -  OTHER INFORMATION

       In accordance with the approval by the Company's stockholders, the name of the Company will be changed to Cadiz Inc. effective September 1, 1998.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

      A.   EXHIBITS

          1.   Exhibit 27 - Financial Data Schedule

      B.   REPORTS ON FORM 8-K

          1. Report on Form 8-K dated May 29, 1998 summarizing the proposed principles of agreement between the Company and Metropolitan Water District of Southern California for a groundwater storage and dry-year supply program at the Company's Cadiz, California property.


                        CADIZ LAND COMPANY, INC.
                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Cadiz Land Company, Inc.




By:  /s/  Keith Brackpool                          August 14, 1998
     ------------------------------------          ---------------
     Keith Brackpool, President and                Date
     Chief Executive Officer and Director




By:  /s/ Stanley E. Speer                          August 14, 1998
     ------------------------------------          ----------------
     Stanley E. Speer                              Date
     Chief Financial Officer