Form 10-Q
period 1998-09-30
CADIZ INC
filed 1998-11-13
CIK 727273

SECURITIES AND EXCHANGE COMMISSION
            Washington, D.C.  20549

                     FORM 10-Q

   [X]   QUARTERLY REPORT PURSUANT TO SECTION
               13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 1998

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

                           CADIZ LAND COMPANY, INC.
                         (Former Name of Registrant)

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

                               Yes  /X/       No


The number of shares outstanding of each of the Registrant's classes of Common Stock at September 12, 1998 was 33,448,261 shares of Common Stock, par value $0.01.
                           CADIZ INC.

         INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS


 For the Nine Months Ended September 30, 1998              Page


I.   FINANCIAL STATEMENTS

     A.    Consolidated Statement of Operations
               For the Three Months Ended September 30,
               1998 and 1997.................................2

     B.    Consolidated Statement of Operations
               For the Nine Months Ended September 30, 1998
               and 1997..................................... 3

     C.    Consolidated Balance Sheet
               As of September 30, 1998 and December 31,
               1997..........................................4

     D.    Consolidated Statement of Cash Flows
               For the Nine Months Ended September 30, 1998
               and 1997..................................... 5

     E.    Consolidated Statement of Stockholders' Equity
               For the Nine Months Ended September 30, 1998..6

     F.   Condensed Notes to the Consolidated Financial
          Statements.........................................7

II.  SUPPLEMENTARY INFORMATION

     A.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations......9

     B.   Other Information.................................23

         C.   Signatures....................................25

                                   CADIZ INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

     For the Three Months Ended September 30,1998       1997
                                             ----       ----
                                 ($ in thousands except per share data)

     Revenues                              $45,596    $52,949
                                           -------     -------
     Costs and expenses:
      Cost of sales                         37,588     38,316
      Special litigation                       447        183
      General and administrative             3,207      2,949
      Depreciation and amortization          4,546      3,946
                                           -------     -------

      Total costs and expenses              45,788     45,394
                                           -------     -------

     Operating (loss) profit                 (192)      7,555

     Interest expense, net                   4,702      3,937
                                           -------     -------

     Net (loss) income                     (4,894)      3,618

     Less:  Preferred stock dividends            -        (9)
                                            ------     -------

     Net (loss) income applicable to
      common stock                         (4,894)      3,609
                                           ========    =======

     Basic net (loss) income per
      common share                         $ (.15)    $   .11
                                           ========    =======

     Diluted net (loss) income per
      common share                         $     -    $   .11
                                           ========    ========

     Basic weighted average
       shares outstanding                   33,280     32,400
                                           ========    ========

     Diluted weighted average
       shares outstanding                        -     33,491
                                           ========    =======


  See accompanying condensed notes to the consolidated financial statements.


                                   CADIZ INC.
                      CONSOLIDATED STATEMENT OF OEPRATIONS
                                   (UNAUDITED)


     For the Nine Months Ended September 30,1998        1997
                                            ----        ----
                                ($ in thousands except per share data)


     Revenues                              $73,699     $83,492
                                           -------     -------
     Costs and expenses:
      Cost of sales                         59,555     63,487
      Special litigation                     1,093        563
      General and administrative             8,481      8,775
      Depreciation and amortization          6,559      6,291
                                           -------     -------

      Total costs and expenses              75,688     79,116
                                           -------     -------

     Operating (loss) income               (1,989)      4,376

     Interest expense, net                  13,159     11,723
                                           -------     --------

     Net loss                              (15,148)    (7,347)

     Less:  Preferred stock dividends            -     (1,213)
                                           -------     -------

     Net loss applicable to common stock   (15,148)    (8,560)
                                           =======     =======

     Basic net loss per common share       $  (.46)   $  (.30)
                                           =======     =======

     Basic weighted average shares
       outstanding                          33,069     28,400
                                           ======      ======


  See accompanying condensed notes to the consolidated financial statements.



                                   CADIZ INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                       September 30, December 31,
                                            1998        1997
                                            ----        ----
                                             ($ in thousands)
     ASSETS

     Current assets:
      Cash and cash equivalents            $   766     $5,298
      Accounts receivable, net              10,494      5,881
      Inventories                           17,805     13,838
      Prepaid expenses and other               826      1,161
                                           -------     -------

        Total current assets                29,891     26,178

     Investment in partnership               6,552      6,327

     Property, plant, equipment and
      water programs, net                  164,995    160,193

     Other assets                           10,121     10,351
                                            ------     -------

                                          $211,559   $203,049
                                           ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
      Accounts payable                     $ 9,922     $8,517
      Accrued liabilities                   10,873      6,114
      Revolving credit facility              2,700         -
      Long-term debt, current portion          323        519
                                           -------     -------

       Total current liabilities            23,818     15,150

     Long-term debt                        140,409    131,689

     Deferred income taxes                   5,447      5,447

     Other liabilities                         615        382

     Commitments and contingencies

     Stockholders' equity:

      Common stock - $.01 par value;
      45,000,000 shares
      authorized; shares issued and
      outstanding - 33,432,161 at
      September 30, 1998 and 32,646,661
      at December 31, 1997                     334        326

     Additional paid-in capital            126,902     120,873

     Accumulated deficit                   (85,966)    (70,818)
                                           -------     -------

      Total stockholders' equity            41,270     50,381
                                           -------     -------

                                           $211,559    $203,049
                                           ========    ========

  See accompanying condensed notes to the consolidated financial statements.

                                   CADIZ INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


     For the Nine Months Ended September 30, 1998       1997
                                             ----       ----
                                            ($ in thousands)
     Cash flows from operating activities:
      Net loss                             $(15,148)   $(7,347)
      Adjustments to reconcile net loss
       from operations to cash (used for)
       provided by operating activities:
        Depreciation and amortization        7,911      7,254
     Issuance of shares for services           374        471
        Interest capitalized to debt             -        315
        (Gain) loss on disposal of assets      (70)       141
        Share of partnership operations       (899)      (638)
        Changes in operating assets and
        liabilities:
          Increase in accounts receivable   (4,613)    (4,235)
          Increase in inventories           (4,428)      (389)
          Decrease (increase) in prepaid
          expenses and other                   675        (26)
          Increase in accounts payable       1,405      1,750
          Increase in accrued liabilities    4,468      5,005
          Increase in other liabilities        233        683
                                           -------     -------

        Net cash (used for) provided by
          operating activities             (10,092)     2,984
                                           -------     -------

     Cash flows from investing activities:
      Additions to property, plant and
       equipment                            (4,505)     (1,385)
      Proceeds from disposal of property,
       plant and equipment                     232       2,735
      Additions to water programs           (1,152)       (498)
      Additions to developing crops         (2,578)     (3,739)
      Partnership distributions                674       1,164
      (Increase) decrease in other assets     (712)        386
                                            -------     -------

        Net cash used for investing
        activities                          (8,041)     (1,337)
                                           -------     -------

     Cash flows from financing activities:
      Net proceeds from issuance of stock    1,392       1,690
      Proceeds from issuance of long-
      term debt                             10,000     115,080
      Principal payments on long-term debt    (491)   (140,843)
      Net proceeds from short-term debt      2,700        -
      Costs for debt issuance                    -      (5,744)
                                           -------     -------

        Net cash provided by (used for)
          financing activities              13,601     (29,817)
                                           -------     -------

     Net decrease in cash and cash
       equivalents                          (4,532)    (28,170)

     Cash and cash equivalents, beginning
      of period                              5,298      33,307
                                           -------      -------

     Cash and cash equivalents, end
       of period                           $   766     $ 5,137
                                           =======     =======


  See accompanying condensed notes to the consolidated financial statements.

                                   CADIZ INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


For the Nine Months Ended September 30, 1998

($ in thousands)
                                          Additional                Total
                            Common Stock    Paid-in  Accumulated Stockholders'
                         Shares     Amount  Capital    Deficit      Equity
                         -------    ------  -------    -------      ------
Balance as of
  December 31, 1997    32,646,661   $ 326  $ 120,873  $ (70,818)  $ 50,381

Exercise of
  stock options           355,500       4      1,388          -      1,392

Issuance of warrants
  to a lender                   -       -      1,643          -      1,643

Stock issued
  for services             55,000       -        374          -        374

Acquisition of
  hydrological
   research company       375,000       4      2,624          -      2,628

Net loss                        -       -          -    (15,148)   (15,148)
                          -------   ------   -------    -------    -------

Balance as of
  September 30, 1998   33,432,161   $  334 $ 126,902  $ (85,966)  $ 41,270
                       ==========   ====== =========  =========   ========


  See accompanying condensed notes to the consolidated financial statements.

                           CADIZ INC.
    CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
-------------------------------

     The Consolidated Financial Statements have been prepared by the Company without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's latest Form 10-K for the year ended December 31, 1997. The foregoing Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments which the Company considers necessary for a fair presentation. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

     See Note 2 to the Consolidated Financial Statements included in the Company's latest Form 10-K for a discussion of the Company's accounting policies.


NOTE 2 - INVENTORIES
----------------------

Inventories consist of the following (dollars in thousands):

                                     September 30,  December 31,
                                         1998          1997
                                         ----          ----

     Growing Crops                      $ 9,605      $10,124
     Pepper seed                          1,472        1,648
     Harvested product                    4,323          169
     Materials and supplies               2,405        1,897
                                        -------      -------

                                           $17,805   $13,838
                                           =======   =======

NOTE 3 - EARNINGS PER SHARE
----------------------------

During December 1997, the Company adopted Financial Accounting Standards Board No. 128, "Earnings Per Share" (SFAS 128). SFAS
128 replaced the presentation of earnings per share reflected on the statement of operations with dual presentation of Basic Earnings per Share (Basic EPS) and Diluted Earnings per Share (Diluted
EPS). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding during the reported periods. Diluted EPS reflects the potential dilution that could occur under the treasury stock method if stock options and other commitments to issue common stock were exercised. Earnings per share has been restated for the three months ended September 30, 1997 to reflect the adoption of SFAS
128. Diluted EPS was not presented for all other periods as it would be antidilutive. For the three months ended September 30, 1997, the effect on weighted average shares outstanding for dilutive stock options, warrants, and preferred stock was an additional 1,091,000 shares.

NOTE 4 - CORPORATE NAME CHANGE
------------------------------

Effective September 1, 1998, Cadiz Land Company, Inc. changed its name to Cadiz Inc.

NOTE 5 - SUBSEQUENT EVENT
-------------------------

     Sun World, through a wholly-owned subsidiary, owns a 50% interest in ASC/SWB Partnership, formerly named American SunMelon (the "Partnership"). Sun World accounts for its interest in the Partnership using the equity method. On October 27, 1998, the Partnership sold substantially all of its assets to a third party for $35 million in cash. In conjunction with the sale, Sun World received an initial distribution of $15.2 million from the Partnership.

                           CADIZ INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                      RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The financial statements set forth herein as of and for the nine months ended September 30, 1998 and 1997 reflect the results of operations for Cadiz Inc., Sun World International, Inc. and its wholly-owned subsidiaries ("Sun World"), and Southwest Fruit Growers ("SWFG") in which the Company was the general partner and held an approximate 66.3 percent partnership interest as of September 30, 1998. For purposes of this discussion, the term Sun World will be used, when the context so requires, with respect to the operations and activities of the Company's Sun World subsidiary, and the term Cadiz will be used, when the context so requires, with respect to those operations and activities of the Company not involving Sun World.

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

THREE  MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS
---------------------------------------------------------------
ENDED SEPTEMBER 30, 1997
------------------------

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

     The cooler weather patterns in California during the first half of 1998 delayed the harvest of all California grape and stonefruit production by as much as four weeks from the 1997 harvest schedule which has caused a delay in recognition of certain revenues and related profits from the third to the fourth quarter of 1998.

     The table below sets forth, for the periods indicated, the results of operations for the Company's four main operating divisions (before elimination of any interdivisional charges) as well as the categories of costs and expenses incurred by the Company which are not included within the divisional results (in thousands):

Three Months Ended
                                              September 30,
                                              -------------
                                            1998      1997
                                           -----     -----
     Divisional net income:
          Farming                          $ 1,291  $  5,618
          Packing                            4,067     5,411
          Marketing                          2,034     2,707
          Proprietary product development       66       408
                                           -------   -------

                                             7,458    14,144

          Special litigation                   447       183
          General and administrative         2,657     2,460
          Depreciation and amortization      4,546     3,946
          Interest expense                   4,702     3,937
                                           -------  --------

          Net loss                         $(4,894) $  3,618
                                           =======     =======

     FARMING OPERATIONS. The Company farms over 19,000 acres of agricultural properties located primarily in two major growing areas of California, the San Joaquin Valley and the Coachella Valley. The Company's agricultural properties are primarily dedicated to producing permanent commercial crops and to a lesser extent, row crops. Net income from farming operations decreased $4.3 million to $1.3 million for the three months ended September 30, 1998 from $5.6 million for the three months ended September 30, 1997.

     The reduced farming profits for the three months ended
September 30, 1998 compared to 1997 were primarily due to the harvests for 1998 crops running approximately four weeks later than 1997 resulting in sales and related profits for certain table and wine grapes, plums, citrus, and sweet peppers being shifted into the fourth quarter. During the quarter ended
September 30, 1998, sales of Company-farmed product decreased 27%
from 4.4 million units in 1997 to 3.2 million in 1998.   Overall,
net income from table grapes for the third quarter decreased $2.5 million from $3.5 million in 1997 to $1.0 million in 1998 due to the harvest timing as well as reduced yields and higher harvest costs for early season southern San Joaquin Valley table grapes.
No wine grape profits were recognized in 1998 as the harvest was delayed into the fourth quarter. In the 1997 quarter, $1.7 million of wine grape profits were recognized. Stonefruit profits for the third quarter of 1998 exceeded 1997 profits by $0.7 million due to strong F.O.B. pricing for plums and removal of certain underperforming peach and nectarine crops for 1998. Third quarter profits from row crops (primarily watermelons and sweet peppers) decreased by approximately $1.0 million compared to 1997 primarily due to delays in harvest and decreased F.O.B. prices.

     Revenues from farming operations totaled $40.2 million for the 1998 quarter compared to $44.4 million in the 1997 quarter.
Expenses totaled $38.9 million in the 1998 quarter compared to $38.8 million in the 1997 quarter.

     PACKING OPERATIONS. For the quarter ended September 30, 1998, Sun World's four packing and handling facilities contributed revenues of $8.0 million offset by $3.9 million of expenses resulting in $4.1 million of net income from packing operations. Revenues of $10.3 million were offset by expenses of $4.9 million resulting in net income from packing operations of $5.4 million during the third quarter of 1997. The $1.3 million decrease in net income resulted primarily from reduced handling income on table grapes due to the harvest for late season table grapes extending into the fourth quarter in 1998 and the reduced yields experienced on early season San Joaquin Valley table grapes. Sun World packed and/or handled 3.8 million units during the third quarter of 1998 compared to 4.5 million units during the third quarter of 1997.

     MARKETING OPERATIONS. Sun World's marketing operations include the sale and promotion of Sun World grown products, as well as providing these services for third party growers. During the three months ended September 30, 1998, a total of approximately 4.5 million units were sold compared to 6.0 million units sold during the three months ended September 30, 1997. Units sold consisted primarily of Company-grown table grapes, sweet peppers, watermelons and stonefruit. The reduction in units sold is primarily due to the harvests and sale of late season table grapes and plums being delayed into the fourth quarter as well as the reduced yields experienced on early season table grapes in the San Joaquin Valley. The 1998 unit sales resulted in marketing revenue of $3.2 million while marketing expenses totaled $1.2 million for net income of $2.0 million for the quarter. For the third quarter of 1997, marketing revenues were $4.1 million while marketing expenses were $1.4 million for net income of $2.7 million.

     PROPRIETARY PRODUCT DEVELOPMENT. Sun World has a long history of product innovation, and its research and development center maintains a fruit breeding program that has introduced many proprietary fruit varieties during the past five years. In addition, Sun World has a 50% interest in ASC/SWB Partnership, formerly American SunMelon (the "Partnership"), a partnership engaged in proprietary development, production and marketing of seedless watermelon seed. The majority of the Partnership assets were sold in October 1998. The decrease in net income from proprietary product development to $0.1 million for the 1998 quarter from $0.4 million for the 1997 quarter resulted primarily from higher legal and other intellectual property costs.

     SPECIAL LITIGATION. The Company is engaged in various lawsuits seeking monetary damages in connection with the prevention of a proposed landfill that would have been located adjacent to its Cadiz/Fenner Valley properties. See "Item 1 - Legal Proceedings." During the three months ended September 30, 1998, expenses incurred totaled $0.4 million compared to $0.2 million of costs incurred during the same period in 1997.

     GENERAL AND ADMINISTRATIVE EXPENSES.   General and
administrative expenses during the three months ended September 30, 1998 totaled $2.7 million compared to $2.5 million for the three months ended September 30, 1997. This increase resulted primarily from increased administrative costs associated with developing the Cadiz/Fenner Water Storage and Supply Program.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three months ended September 30, 1998 totaled $4.5 million compared to $3.9 million for the same period in 1997. The increase is primarily attributable to the timing of relief of depreciation costs from inventory due to the timing of the harvests.

     INTEREST EXPENSE, NET. Net interest expense totaled $4.7 million during the three months ended September 30, 1998, compared to $3.9 million during the same period in 1997. The following table summarizes the components of net interest expense for the two periods (in thousands):
                                          Three Months Ended
                                              September 30,
                                                --------
                                             1998     1997
                                             ----     ----
        Interest on outstanding debt
         - Sun World                       $ 3,710   $ 3,388
        Interest on outstanding debt
         - Cadiz                               435       213
        Amortization of financing costs        566       408
        Interest income                         (9)      (72)
                                           -------   -------

                                           $ 4,702   $ 3,937
                                           =======   =======

     The increase in interest expense is primarily due to (a) increased borrowings for seasonal working capital needs primarily resulting from the delay in harvests and (b) amortization of warrants issued for the Cadiz Revolver (as defined below) that was entered into during the fourth quarter of 1997. Financing costs, which include legal fees and warrants, are amortized over the life of the debt agreements.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED
-----------------------------------------------------------------
SEPTEMBER 30, 1997
------------------

     The table below sets forth, for the periods indicated, the results of operations for the Company's four main operating divisions (before elimination of any interdivisional charges) as well as the categories of costs and expenses incurred by the Company which are not included within the divisional results (in thousands):

                                           Nine Months Ended
                                              September 30
                                               ----------
                                            1998       1997
                                            ----       ----
     Divisional net income:
      Farming                              $ 3,835   $ 6,953
      Packing                                5,835     7,175
      Marketing                              2,742     4,106
      Proprietary product development          672       948
                                           -------   -------

                                            13,084    19,182

     Special litigation                      1,093       563
     General and administrative expense      7,421     7,952
     Depreciation and amortization expense   6,559     6,291
     Interest expense, net                  13,159    11,723
                                           -------   -------

     Net loss                             $(15,148)  $(7,347)
                                           =======   =======

     FARMING OPERATIONS. Net income from farming operations totaled $3.8 million for the nine months ended September 30, 1998 primarily resulting from the harvest of table grapes, sweet peppers and watermelons from the Coachella Valley operations and table grapes and stonefruit from the San Joaquin Valley operations. Farming revenues were $60.3 million and farming expenses were $56.5 million for the nine months ended September 30, 1998. For the nine months ended September 30, 1997, the Company had farming revenues of $66.7 million, farming expenses of $59.7 million and net income from farming operations of $7.0
million.   Farming profits from the Coachella Valley operations
increased $1.8 million from 1997 due to strong F.O.B. prices for peppers and watermelons and record table grape yields partially offset by lower table grape F.O.B. prices due to downward pressure from the record yields coupled with increased production from Mexico. Farming profits from San Joaquin Valley operations decreased $4.5 million primarily due to (a) the harvest for certain table and wine grapes running approximately four weeks later than 1997 resulting in corresponding revenues and profits being deferred into the fourth quarter; and (b) reduced yields and higher harvest costs on the early season table grapes in the San Joaquin Valley. These unfavorable results were partially offset by improved F.O.B. pricing on plums and the removal of certain underperforming peach and nectarine crops at the conclusion of the 1997 season. Farming profits for coastal sweet peppers were off $0.7 million from 1997 due to delays in harvest and decreased F.O.B. prices.

     PACKING OPERATIONS. Sun World's four packing and handling facilities contributed $5.8 million in profit during the nine months ended September 30, 1998 compared to $7.2 million for the
nine months ended September 30, 1997.   During the nine months
ended September 30, 1998, the Company packed and/or handled 6.6 million units compared to 8.0 million units in 1997. Units packed primarily consisted of Company-grown table grapes, sweet peppers and seedless watermelons in the Coachella Valley; table grapes and citrus products packed for third party growers; and table grapes and stonefruit in the San Joaquin Valley. Packing and handling revenue for these operations of $15.8 million was offset by $10.0 million of expenses for the nine months ended September 30, 1998. Revenues totaled $18.5 million offset by expenses of $11.3 million for the nine months ended September 30, 1997. The decrease in packing income for the nine months ended September 30, 1998 compared to 1997 is primarily attributable to the late harvests resulting in certain packing and handling revenues shifting into the fourth quarter as well as the impact of reduced yields experienced on early season table grapes in the San Joaquin Valley.

     MARKETING OPERATIONS. During the nine months ended September 30, 1998, a total of 7.8 million units were sold consisting primarily of Company-grown table grapes, sweet peppers and watermelons from the Coachella Valley; table grapes, watermelons and citrus from domestic third party growers; watermelons and sweet peppers from Mexico; Company-grown table grapes, stonefruit, watermelons and sweet peppers from the San Joaquin Valley; and sweet peppers from the coastal operations. These unit sales resulted in marketing revenue of $6.0 million. Marketing expenses totaled $3.3 million for the nine months ended September 30, 1998 resulting in net income from marketing operations of $2.7 million. During the nine months ended September 30, 1997, 10.3 million units were marketed resulting in revenues of $7.5 million offset by expenses of $3.4 million for net profit of $4.1 million. The decrease in units sold, revenues and net income from marketing operations from 1997 to 1998 is primarily attributable to the delay in the harvest and sale of certain late season plums and table grapes into the fourth quarter as well as the reduced yields experienced on early season table grapes in the San Joaquin Valley.

     PROPRIETARY PRODUCT DEVELOPMENT. During the nine months ended September 30, 1998, net income from proprietary product development was $0.7 million consisting of the Company's share of partnership income in American SunMelon totaling $0.9 million offset by $0.2 million in net research and development expenses. During the nine months ended September 30, 1997, net income from proprietary product development totaled $0.9 million resulting primarily from the Company's share of partnership income in American SunMelon.

     SPECIAL LITIGATION.  During the nine months ended
September 30, 1998 and 1997, expenses incurred for various lawsuits seeking monetary damages in connection with prevention of the proposed landfill that would have been located adjacent to its Cadiz/Fenner Valley properties, totaled $1.1 million and $0.6 million, respectively. See "Item 1 - Legal Proceedings."

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 1998 totaled $7.4 million compared to $8.0 million for the nine months ended September 30, 1997. The $0.6 million reduction in general and administrative costs resulted primarily from the reduction in administrative staff since the beginning of 1997 as well as reduced professional fees.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the nine months ended September 30, 1998 totaled $6.6 million compared to $6.3 million for the same period in 1997. The increase is primarily attributable to depreciation related to capital expenditures over the past twelve months including the new computer system and various developing crops which reached commercial production in 1998.

     INTEREST EXPENSE, NET. Net interest expense totaled $13.2 million during the nine months ended September 30, 1998, compared to $11.7 million during the same period in 1997. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                             Nine Months Ended
                                               September 30
                                                ----------
                                              1998       1997
                                              -----      ----
     Interest on outstanding debt -
       Sun World                            $ 10,884  $ 10,191
     Interest on outstanding debt - Cadiz      1,058       692
     Amortization of financing costs           1,351     1,373
     Interest income                            (134)     (533)
                                             -------   -------

                                            $ 13,159  $ 11,723
                                            ========  ========

     The increase in interest on outstanding debt during the 1998 period is primarily attributable to the Company's debt refinancing in April 1997, whereby Sun World issued $115 million of 11-1/4% First Mortgage Notes and used the proceeds and existing cash balance to pay off approximately $130 million of long-term debt. Interest expense is also higher due to (a) increased borrowings for seasonal working capital needs primarily resulting from the delay in harvest and sale of crops due to cooler weather conditions during the growing season and (b) amortization of warrants issued on the $15.0 million Cadiz Revolver entered into during the fourth quarter of 1997 and (c) reduced average cash balances in 1998 compared to 1997 prior to the debt refinancing resulting in lower interest income. Financing costs, which include legal fees, loan fees and warrants, are amortized over the life of the debt agreements.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL DISCUSSION OF LIQUIDITY AND CAPITAL RESOURCES. With the revolving credit facilities in place for both Cadiz and Sun World, as further discussed below, as well as the partnership distribution described below and in Note 5 to the Consolidated Financial Statements, the Company believes it will be able to meet its working capital needs without looking to additional outside funding sources, although no assurances can be made. See "Current Financing Arrangements" below.

     Under Sun World's historical working capital cycle, working capital is required primarily to finance the costs of growing and harvesting crops, which generally occur from January through September with a peak need in June. Sun World harvests and sells the majority of its crops during the period from June through October, when it receives the majority of its revenues. In order to bridge the gap between incurrence of expenditures and receipt of revenues, large cash outlays are required each year. Prior to its debt refinancing in April 1997, Sun World's cash balance was sufficient to provide for these seasonal working capital requirements without the need for additional outside funding.
However, management determined that utilizing a substantial portion of Sun World's cash on hand to pay down long-term debt and concurrently entering into a revolving line of credit to meet its seasonal working capital needs was a more effective use of its financial resources. In April 1998, Sun World entered into a $25 million one year facility (the "Sun World Revolver"). As of September 30, 1998, $2.7 million was outstanding under the Sun
World Revolver with additional borrowing availability of approximately $13 million. See "Current Financing Arrangements - Sun World" below.

     In order to provide additional availability of working capital and to provide a readily available funding mechanism for add-on acquisition opportunities, Cadiz entered into a three year $15 million revolving credit facility (the "Cadiz Revolver") in November 1997. As of September 30, 1998, $15.0 million was outstanding under the Cadiz Revolver of which $7.5 million was loaned to Sun World for seasonal working capital needs through an intercompany revolving credit arrangement. This intercompany balance is expected to be repaid during the remainder of 1998, utilizing proceeds from the sale of Sun World's crops.

     As described in Note 5 to the financial statements, ASC/SWB Partnership (formerly American SunMelon), a watermelon seed company in which Sun World owns a 50% interest through a wholly-owned subsidiary, sold substantially all of its assets to a third party on October 27, 1998 for $35 million in cash. The transaction resulted in an initial cash distribution to Sun World of approximately $15.2 million. Sun World's interest in ASC/SWB Partnership is part of the collateral securing Sun World's $115 million Exchange Notes described below. Pursuant to the provisions of the bond indenture, Sun World is offering to utilize $11.5 million of proceeds from this distribution to purchase Exchange Notes at par. This offer will expire on December 7, 1998. If less than $11.5 million of Exchange Notes are tendered, any remaining amounts will be available to Sun World for general corporate purposes. The remaining $3.7 million of the initial distribution will be utilized primarily for Sun World's crop development program.

CURRENT FINANCING ARRANGEMENTS
------------------------------

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

     As of September 30, 1998, Cadiz was obligated for approximately $9.8 million under a senior term loan facility. With Cadiz' election to extend the facility in 1998, the maturity date of the term loan is April 30, 1999. The Company issued certain additional warrants in conjunction with the extension. Cadiz also has the right to obtain an additional one-year extension. If that extension is exercised, Cadiz would be required to issue certain warrants and the interest rate would be further adjusted. Currently, the term lender holds a senior deed of trust on substantially all of Cadiz' non-Sun World related property.

     In November 1997, the Company entered into the $15 million Cadiz Revolver. The Cadiz Revolver is secured by a second lien on substantially all of the non-Sun World assets of the Company. Principal is due on December 31, 2000. The Company had $15.0 million outstanding under the Cadiz Revolver at September 30, 1998. During 1998, the Company issued additional warrants in connection with borrowings under the Cadiz Revolver.

     As the Company continues to actively pursue its business strategy, additional financing specifically in connection with the Company's water programs may be required. Responsibility for funding the design, construction and program implementation costs of the capital facilities for the Cadiz/Fenner Water Storage and Supply Program will, under currently developed principles and terms, be shared equally by the Company and the Metropolitan
Water District of Southern California ("Metropolitan"). The Company is analyzing various alternatives for funding its fifty percent share of the estimated $125 million to $150 million cost of the program capital facilities. These funding alternatives include (a) long-term financing arrangements or (b) utilization of monies to be received from Metropolitan for its initial purchase of 500,000 acre-feet of indigenous groundwater. The principles of agreement call for payment to Cadiz of at least
$115 million for this initial groundwater. Based upon the results of analyses performed by an investment banking firm retained by the Company, management believes that several alternative long-term financing arrangements are available to the Company.

     SUN WORLD OBLIGATIONS

     The Sun World Notes were issued in the principal amount of $115 million on April 16, 1997 and will mature on April 15, 2004. The Sun World Notes will be redeemable at the option of Sun World, in whole or in part, at any time on or after April 15, 2001. Interest accrues at the rate of 11-1/4% per annum and is payable semi-annually on April 15 and October 15 of each year. The Sun World Notes are secured by a first lien (subject to certain permitted liens) on substantially all of the assets of Sun World and its subsidiaries, other than growing crops, crop inventories and accounts receivable and proceeds thereof, which secure the Sun World Revolver, and certain real property pledged to third parties. The Sun World Notes are also secured by the guarantee of Cadiz and the pledge by Cadiz of all of the stock of Sun World.

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

     In April 1998, Sun World entered into the Sun World Revolver which is guaranteed by Cadiz. As of September 30, 1998, $2.7 million was outstanding under the Sun World Revolver.

     CASH USED FOR OPERATING ACTIVITIES. Cash used for operating activities totaled $10.1 million for the nine months ended September 30, 1998, as compared to cash provided by operating activities of $3.0 million for the nine months ended September 30, 1997. The increase in cash used from operating activities is primarily due to the delay in the harvest and sale of late season table and wine grapes, plums and peppers, which also resulted in a larger increase in inventories, as well as the reduced yields experienced for early season table grapes in the San Joaquin Valley.

     CASH USED FOR INVESTING ACTIVITIES. Cash used for investing activities totaled $8.0 million for the nine months ended September 30, 1998, as compared to cash used for investing activities of $1.3 million for the same period in 1997. The Company invested $2.6 million in developing crops, $1.2 million in water programs, and $4.5 million in the purchase of property, plant and equipment including a 1,200 acre citrus ranch ("Vista Verde") in the San Joaquin Valley which was purchased by Cadiz in
August 1998, and a new computer system implementation.   In 1997,
the Company received $2.7 million from the disposal of certain non-core properties compared to $0.2 million in 1998.

     CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES. Cash provided by financing activities totaled $13.6 million for the nine months ended September 30, 1998, consisting primarily of $2.7 million in borrowings under the Sun World Revolver and $10.0 million in borrowings under the Cadiz Revolver, as compared to cash used for financing activities of $29.8 million for the nine months ended September 30, 1997 resulting from the Sun World debt refinancing in April 1997. Principal payments on long-term debt totaled $0.5 million for the nine months ended September 30, 1998. Net proceeds from the exercise of stock options totaled $1.4 million during the nine months ended September 30, 1998 and $1.7 million for the nine months ended September 30, 1997.

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

     Metropolitan, assisted by an accredited panel of independent industry experts, has completed a review of numerous environmental, engineering, hydrological and other studies which confirm the Program's feasibility. Principles and terms for the agreement have been developed and approved by the Boards of both parties. The parties have commenced facility optimization studies, the environmental review process and documentation of the Program contract. The Program could be operational by the year 2000. The principles of agreement call for minimum commitments totaling 2,000,000 acre-feet of Program utilization by Metropolitan. Based upon the fees associated with these minimum commitments, the Company believes the revenue stream generated by the Program will be sufficient to meet the then existing operating requirements of the Company. A detailed summary of the principles and terms for the Program is included in the Principles for an Agreement Between the Metropolitan Water District of Southern California and Cadiz Land Company, Inc. included as an Exhibit to this Form 10-Q.

     In addition to the development of its water resources, the Company is actively involved in further agricultural development and reinvestment in its landholdings. Such development will be systematic and in furtherance of the Company's business strategy to provide for maximization of the value of its assets. The Company also continually evaluates acquisition opportunities which are complementary to its current portfolio of landholdings, water resources and agricultural operations. With the acquisition of the Vista Verde ranch by Cadiz as described above, the Company will grow, pack and market approximately 300,000 boxes of citrus from December through March which is contra-seasonal to the Company's primary farming operations. This acquisition helps to further diversify the Company's portfolio and enables the Company to utilize its Bakersfield packing facility during a previous period of limited utilization.

     The Company believes that, based upon current levels of operations and anticipated growth, Sun World can adequately service its indebtedness and meet its seasonal working capital needs utilizing available internal cash, the Sun World Revolver, through an intercompany revolver with Cadiz and utilizing available proceeds from the American SunMelon asset sale. Cadiz expects to be able to meet its ordinary working capital needs, in the short-term, through a combination of quarterly management fee payments from Sun World, payments from Sun World under an agricultural lease whereby Sun World now operates the Company's 1,600 acres of developed agricultural property at Cadiz, California, draws from the Cadiz Revolver, and the exercise of outstanding stock options. Except for the foregoing, additional intercompany cash payments between Sun World and Cadiz are subject to certain restrictions under its current lending arrangements.

YEAR 2000

     The year 2000 ("Y2K") issue is the result of computer programs using two digits rather than four to define the applicable year. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations leading to disruptions in the Company's activities and operations. If the Company or its significant suppliers or customers fail to make necessary modifications, conversions, and contingency plans on a timely basis, the Y2K issue could have a material adverse effect on the Company's business, operations, cash flows, and financial condition. The impact of the Y2K issue cannot be quantified at this time because Cadiz cannot accurately estimate the magnitude, duration, or ultimate impact of noncompliance by suppliers, customers, and third parties that have no direct relationship to the Company.

     The Company has established a corporate-wide project team to identify and mitigate all Y2K issues. The team has identified three categories of software and systems that require attention:

     (1) Information technology ("IT") systems, such as mini mainframes, PCs, and networks;

     (2) Non-IT systems, such as equipment, machinery, climate control, and security systems, which may contain microcontrollers with embedded technology;
          and

     (3) Partner (supplier and customer) IT and non-IT systems.

     For each category, the project team is utilizing the following steps to identify and resolve Y2K issues: (1) inventory the systems, (2) assess risks and impact of each system, (3) prioritize projects, (4) fix, replace, or develop contingency plans for non-compliant systems, and (5) test Y2K compliance.

The status of each of the major categories as of September 30, 1998 is as follows:

INFORMATION TECHNOLOGY

     Currently, various IT remediation projects are at different phases of completion. The Company's assessments have identified three major internal IT remediation projects (1) AS400
Applications, (2) PC Based Accounting and Payroll Systems, and
(3) PC Based Network Servers and Desktop Computers.

     The Company has performed approximately 30 percent of the work believed to be required on the IT projects. The Company's plan is to resolve compliance issues in critical business information systems by August 31, 1999.

YEAR 2000 COMPLIANCE FOR AS/400 APPLICATIONS

The IBM AS/400 hardware and operating systems are year 2000 compliant. The Company utilizes AS400 applications for its sales/order entry, accounts receivable, produce inventory, and grower accounting systems. The primary year 2000 issue as it relates to the IBM AS/400 is that the core business applications software currently does not process nor store properly dates after December 31, 1999. Currently, date storage fields are being expanded from six digits to eight digits for all affected display screens and reports where appropriate. The Company plans to have all programming and testing with regard to core business AS400 applications completed by August 31, 1999.

YEAR 2000 COMPLIANCE FOR PC BASED ACCOUNTING AND PAYROLL SYSTEMS

     The Company utilizes commercial PC based accounting systems for its general ledger, accounts payable, project costing, purchasing, non-produce inventory, payroll and human resource systems. The Company's key software vendors are currently finalizing Y2K service packs which are expected to be fully implemented and tested during the first quarter of 1999.

YEAR 2000 COMPLIANCE ON PC BASED NETWORK SERVERS AND DESKTOP
COMPUTERS

     The Company is currently contacting all significant PC based desktop and server system manufacturers to ascertain Year 2000
compliance.    In addition, the Company is looking at purchasing
certain software applications to assist in determining Y2K compliance with various PC applications.

     The Company does not expect to have any hardware Year 2000 compliance issues as most of the Company's PC hardware is less than one year old and is already Y2K compliant.

NON-IT SYSTEMS

     The Company is still assessing Y2K issues relating to Non-IT Systems. The project team will complete its assessment of this area during the fourth quarter of 1998. The assessment includes reviewing all farming equipment, packing equipment, climate control systems, wells and irrigation systems, security systems, electrical systems and telephone systems on all of the Company's properties. Management believes that given the agricultural nature of the Company's business, the project team will not encounter any major Y2K issues which cannot be corrected or would have a material adverse affect on the Company, although no absolute assurances can be given.

SUPPLIERS AND CUSTOMERS IT AND NON-IT SYSTEMS

     The Company will commence in the fourth quarter of 1998 sending surveys and conducting formal communications with its significant suppliers and customers to determine the extent to which it may be affected by those third parties' Y2K preparedness plans. In the absence of adequate responses and disclosures from major suppliers and customers, the Company will attempt to make independent assessments. However, a compliance failure by a major supplier or customer, or one of their suppliers or customers, could have a material adverse effect on the Company's business or financial condition. As a result, in some cases, the Company will develop contingency plans for suppliers and customers determined to be at risk of noncompliance or business disruption. Such plans could include finding alternative suppliers or manual intervention where necessary.

     Costs related to the Y2K issue are funded through operating cash flows. The Company presently believes that the total costs to obtain Y2K compliant systems will not exceed $250,000 which consists mostly of internal labor for programming and testing.

                           CADIZ INC.

                              OTHER

ITEM 1.  LEGAL PROCEEDINGS
        ----------------
       See "Item 3.  Legal Proceedings" included in the
      Company's latest Form 10-K and "Item 1. Legal Proceedings" included in the Company's Form 10-Q for the quarter ended
      March 31, 1998.

       CADIZ LAND COMPANY, INC. V. COUNTY OF SAN BERNARDINO, ET. AL., CASE NO. BCV 02341. On or about September 30, 1998, the court granted defendants' motions for summary judgement on the ground of ripeness. Specifically, the court found that Cadiz' procedural due process claim is not ripe due to the fact that, at this point in time, there is no actual concrete injury. Cadiz plans to appeal this decision.

      CADIZ LAND COMPANY, INC. V. WASTE MANAGEMENT, INC., ET. AL.,
      CASE NO. CV 97-7827 (the "federal action") and CADIZ LAND COMPANY, INC. V. WASTE MANAGEMENT, INC., CASE NO. SC 05743
      (the "state court action"). On or about October 5, 1998, a Special Criminal Grand Jury for the County of San Bernardino empaneled to investigate Waste Management's activities in connection with its development of the Rail-Cycle project, returned indictments charging Waste Management, Inc., Waste Management of North America, Waste Management Technologies, Inc. and numerous officers and employees of Waste Management with 23 felonies, all of which arise in connection with Waste Management's scheme to sabotage the Company in retaliation for the Company's opposition to the Rail-Cycle project. More specifically, the felonies charged include nine counts of stock fraud under California Corporations Code Section 25541; conspiracy; telephone fraud; wiretapping; receiving stolen property; fraudulent computer access; theft of trade secrets; forgery; and falsification of evidence. On or about October 9, 1998, a former Waste Management consultant named in the criminal indictment was convicted of, inter alia, stock fraud and conspiracy to commit stock fraud, after pleading no contest to these charges. Based on these developments and other evidence only recently made available to the Company on account of the pending criminal investigation, the Company has moved in the federal action for reconsideration of the Court's prior order dismissing, with prejudice, the Company's claim for securities fraud against Waste Management and other defendants. Further, pending the outcome of the motion for reconsideration, the Company plans to vigorously prosecute its claims asserted against Waste Management in the state court action and to dismiss, without prejudice, its remaining claims asserted in the federal action.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
       ------------------------------------------
      During the quarter ended September 30, 1998, the Company issued 30,000 shares upon exercise of outstanding options to a single option holder at an exercise price of $5.50 per share. The issuance of the shares was not registered under the Securities Act of 1933, as amended (the "Securities Act"). The Company believes that the transactions described are exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof as transactions not involving any public offerings. The shares were issued in accordance with the terms of previously executed stock option agreements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
       ---------------------------------

       Not applicable.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
       ----------------------------------------------------

       None.

ITEM 5.  OTHER INFORMATION
        -----------------

       The name of the Company was changed to Cadiz Inc.
       effective September 1, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
       -----------------------------------

      A.   EXHIBITS

          1. EXHIBIT 3 - AMENDMENT TO CERTIFICATE OF INCORPORATION DATED SEPTEMBER 1, 1998.

          2. EXHIBIT 4 - SPECIMEN FORM OF STOCK CERTIFICATE FOR THE COMPANY'S REGISTERED STOCK.

          3. EXHIBIT 10 - PRINCIPLES FOR AN AGREEMENT BETWEEN THE METROPOLITAN WATER DISTRICT OF SOUTHERN CALIFORNIA AND THE COMPANY DATED AUGUST 14, 1998.

          4.   EXHIBIT 27 - FINANCIAL DATA SCHEDULE

                           CADIZ INC.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CADIZ INC.


By:   /s/  Keith Brackpool                 November  13, 1998
     ------------------------------------  -----------------
     Keith Brackpool, President and        Date
     Chief Executive Officer and Director




By:  /s/ Stanley E. Speer                  November 13, 1998
     ------------------------------------  -----------------
     Stanley E. Speer                      Date
     Chief Financial Officer