Form 10-K
period 1998-12-31
CADIZ INC
filed 1999-03-19
CIK 727273

========================================================================

                    UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C. 20549

                      FORM 10-K

(Mark One)
     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         OR

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                For the transition period from..to...

                  Commission File Number 0-12114
                 --------------------------------
                          Cadiz Inc
       (Exact name of registrant specified in its charter)

           DELAWARE                          77-0313235
   (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)          Identification No.)

 100 Wilshire Boulevard, Suite 1600
       Santa Monica, CA                      90401-1111
(Address of principal executive offices)     (Zip Code)

                        (310) 899-4700
      (Registrant's telephone number, including area code)
        ------------------------------------------------
                    Cadiz Land Company, Inc.
                  (Former Name of Registrant)

 Securities Registered Pursuant to Section 12(b) of the Act:  None
        -------------------------------------------------

  Title of Each Class        Name of Each Exchange on Which registered

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

                     Yes  X      No
                         ---
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 220.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. /_/

As of March 16, 1999, the registrant had 34,366,572 shares of Common Stock outstanding. The aggregate market value of the Common Stock held by nonaffiliates as of March 16, 1999, was approximately $263,903,000 based on the average of the closing bid and asked prices on this date.

                 Documents Incorporated by Reference

Certain portions of Registrant's proxy statement for the annual meeting to be held on May 10, 1999, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference under
Part II of this Form 10-K.

=========================================================================
                       PART I

ITEM 1.  BUSINESS

     The long-term strategy of Cadiz Inc. (the
"Company") is to acquire and develop water and agricultural resources, as well as selected water-related technologies. The Company has created an integrated and complementary portfolio of assets encompassing undeveloped land with high-quality groundwater resources and/or storage potential, prime agricultural properties located throughout central and southern California with secure and reliable water rights, and other contractual water rights. Management therefore believes that, with both the increasing scarcity of water supplies in California and an increasing population, the Company's access to water will provide it with a competitive advantage both as a major agricultural concern and as a supplier of water, which will lead to continued appreciation in the value of the Company's portfolio.

     In September 1996, the Company significantly enhanced this portfolio through its acquisition of Sun World International, Inc. ("Sun World"). The
Sun World acquisition made the Company one of the largest fully integrated agricultural companies in California by adding to the Company's portfolio prime agricultural land, packing facilities, marketing expertise, proprietary agricultural products and the highly regarded Sun World brand name. The acquisition of Sun World also added valuable water rights to the Company's existing water resource development operations. Currently,
Sun World owns more than 19,200 acres of land primarily located in two major growing areas of
California: the San Joaquin Valley and the Coachella
Valley.

     In addition to its Sun World properties, the Company holds more than 39,000 acres of land in eastern San Bernardino County which are underlain by excellent groundwater resources with demonstrated potential for various applications, including water storage and supply programs, and agricultural, municipal, recreational and industrial development.
All of the Company's properties are located in close proximity to California's major aqueduct systems.
The Company expects to utilize its resources to participate in a broad variety of water storage and supply programs, including the storage and supply of surplus water for public agencies, which require supplemental sources of water, exchanges, or transfers to third parties.

     In December 1997, the Company entered into an interim Agreement with the Metropolitan Water
District of Southern California ("Metropolitan") to develop principles and terms for a long-term agreement at its Cadiz, California property. In
July 1998, the Company and Metropolitan approved the principles and terms for agreement for the Cadiz
Groundwater Storage and Dry-Year Supply Program (the
"Program"), authorized preparation of a final agreement based on these principles and terms and initiated the environmental review process for the Program. The Program will enhance Southern
California water supply reliability in two ways, providing a new dry-year water supply and much-needed storage. During wet years or periods of excess supply, Metropolitan will store surplus
Colorado River water in the aquifer system underlying the Company's Cadiz property. During dry years, the previously imported water, together with indigenous groundwater, will be extracted and delivered, via a conveyance pipeline, to Metropolitan's service area. The principles and terms for agreement call for Metropolitan to store a minimum of 500,000 acre-feet of Colorado River water and purchase a minimum of 1,100,000 acre-feet of indigenous groundwater for transfer over the 50-year term of the agreement.

     The Company continually seeks to develop and manage its water and agricultural resources for their highest and best uses. The Company also continues to evaluate acquisition opportunities, which are complementary to its current portfolio of water and agricultural resources.

(a)  General Development of Business
     ----------------------------------

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

     The Company's Sun World Acquisition was an integral part of the Company's business strategy.
Sun World adds to the Company's portfolio approximately 19,200 acres of prime agricultural land primarily in the San Joaquin and Coachella
Valleys, increasing the Company's total landholdings to approximately 58,200 acres. See Item 2,
"Properties."

     Effective September 1, 1998, the Company changed its name from Cadiz Land Company, Inc. to Cadiz Inc.

(b)  Financial Information About Industry Segments
     ----------------------------------------------

     During the year ended December 31, 1998, the Company operated its agricultural resources segment and continues to develop its water resource segment of the business. See Consolidated Financial
Statements.  Also, see Item 7, "Management's
Discussion and Analysis."

(c)  Narrative Description of Business
     -----------------------------------

     Pursuant to its business strategy, the Company continually seeks to develop and manage its portfolio of water and agricultural resources for their highest and best uses. The development and management activities of the Company are currently focused on agricultural operations (primarily through its wholly-owned Sun World subsidiary) and water resource development. The Company also continues to evaluate acquisition opportunities, which are complementary to its current portfolio of water and agricultural resources.

WATER RESOURCE DEVELOPMENT

     The Company's portfolio of water resources, located in close proximity to the Colorado River or the major aqueduct systems of central and southern
California, such as the State Water Project and the Colorado River Aqueduct, provides the Company with the opportunity to participate in a variety of water storage and supply programs in partnership with regional public water agencies.

     CADIZ GROUNDWATER STORAGE AND DRY-YEAR SUPPLY
PROGRAM. The Company's 27,400 acres in the Cadiz and Fenner Valleys of eastern California (the
"Cadiz/Fenner Property") are underlain by a substantial high-quality groundwater basin. This groundwater is recharged by rain and snowfall within a catchment area of nearly 1,300 square miles. See
Item 2, "Properties  - The Cadiz/Fenner Property."

     In July 1998, the Company and Metropolitan approved principles and terms for agreement for the Cadiz Groundwater Storage and Dry-Year Supply
Program. The principles and terms for agreement provide that Metropolitan will, during wet years or periods of excess supply, store surplus water from its Colorado River Aqueduct in the Company's groundwater basin. During dry-years or times of reduced allocations from the Colorado River, the stored water will be withdrawn and returned via conveyance facilities to the aqueduct to meet Metropolitan's water supply needs. In addition, indigenous groundwater would also be transferred utilizing the same facilities.

     During the 50-year term of the agreement, Metropolitan will store a minimum of 500,000 acre-feet of Colorado River Aqueduct water in the Company's groundwater basin and purchase a minimum of 1,100,000 acre-feet of existing groundwater for transfer during dry-years. The Program will have the capacity to convey, either for storage or transfer, up to 150,000 acre-feet in any given year.

     During storage operations, Metropolitan will pay a fee per acre-foot for put of water into storage and a fee per acre-foot for return of water from storage, and a storage fee every year that water is stored in the groundwater basin. On the transfer of water, Metropolitan will pay a base rate of approximately $230 per acre-foot, which will be adjusted according to a water price formula.
Additionally, recognizing that delivery of the Company's high-quality, indigenous groundwater to the aqueduct provides a significant water quality benefit, Metropolitan will pay the Company a water quality fee for both transferred and returned water.

     The Program facilities, including spreading basins, extraction wells, conveyance pipeline and a pumping plant, are estimated to cost between $125 and $150 million, and both parties will share these costs. A pilot spreading basin project has been constructed which will model and further analyze the storage and extraction of water. Engineering and optimization studies are currently ongoing to finalize design criteria for the Program facilities.
All operational costs of the Program, including annual operations, maintenance and energy costs, will be an obligation of Metropolitan.

    The principles and terms for agreement call for the establishment of a comprehensive, independent groundwater monitoring and management plan to ensure long-term protection of the groundwater basin. The environmental review process, which will include compliance with California Environmental Quality Act and National Environmental Protection Act requirements, has commenced. The final agreement may reflect adjustments to these principles and terms in order to reflect information identified during this review. The final agreement will be presented to the respective Boards of both parties for approval. The Program is anticipated to be operational by the year 2001.

     PIUTE.  The Company's water development
operations at its 7,300 acre Piute property are located in eastern San Bernardino County approximately 15 miles from the resort community of Laughlin, Nevada and about 12 miles from the Colorado River town of Needles, California.
Hydrological studies and testing of a full scale production well have demonstrated that this landholding is underlain by recharging groundwater of excellent quality. See Item 2, "Properties - The
Piute Property." Additional technical and environmental investigations are currently underway for a water development program anticipated to transfer approximately 10,000 to 15,000 acre feet per year.

     DANBY LAKE AND OTHER. The Company currently owns or controls additional acreage located throughout other areas of the Mojave Desert, such as Danby Lake. This area is located approximately 30 miles southeast of the Company's Cadiz/Fenner Valley property and 10 miles north of the Colorado River
Aqueduct.

     SUN WORLD WATER RESOURCES. Sun World has valuable water rights in various parts of central and southern California. The Company believes with increasing water shortages in California, land with prime water rights will increase substantially in value.

     Sun World's landholdings and associated water resources are located adjacent to the major aqueduct systems of central and southern California, and in close proximity to the Colorado River. These holdings complement the Company's other groundwater resources and will enhance the Company's opportunities to participate in a broad variety of water storage, supply, exchange or banking programs.

AGRICULTURAL OPERATIONS

     The Company is one of California's largest vertically integrated agricultural companies combining an extensive research and development program, year-round sourcing, farming and packing activities and strong marketing capabilities. For the twelve months ended December 31, 1998, Sun World recorded revenues of $106.4 million.

     PRODUCT LINE. Sun World ships approximately 75 different varieties of fresh fruits and vegetables to all 50 states and to more than 30 foreign countries. Sun World is a leading grower and marketer of table grapes, seedless watermelons, colored sweet peppers, plums, peaches, nectarines, apricots and lemons. It is also one of California's largest independent marketers of grapefruit, tangerines, mandarins, navel oranges and dates.

     The breadth and diversity of the product line helps to minimize the impact of individual crop earnings fluctuations. Further, the breadth and diversity of its product offering provides Sun World with greater presence and influence with its grocery and food service customers.

     Although many fruits and vegetables are
fungible commodities, Sun World has adopted a strategy of developing and acquiring specialty produce varieties with unique characteristics which differentiate them from commodity produce varieties.
Most of these varieties are harvested during favorable marketing windows when available supply from competitors is limited. These specialty varieties typically command a price premium and are less subject to the same price volatility than the commodity varieties. They also provide Sun World with a dominant position in a number of product categories. Examples of the branded produce grown and marketed by Sun World include Superior Seedless
(TM) table grapes, Black Diamond(R) plums, Sun World
Seedless(R) watermelons, Honeycot(R) apricots, Amber
Crest(R) peaches, Super Star(TM) nectarines and Sun World sweet colored peppers. These products evolved through a combination of internal development and acquisition. Sun World's research and development center is dedicated to developing additional high value proprietary varieties. See "Proprietary
Product Development," below.

     FARMING OPERATIONS. Sun World's farming operations produced approximately 7 million units of fruits and vegetables during the year ended December
31, 1998. Its principal agricultural lands are located in the San Joaquin and Coachella Valleys of California. See Item 2, "Properties."

     Sun World properties are primarily dedicated to producing permanent commercial crops and, to a lesser extent, annual (or row) crops. Additionally, over 1,400 acres are currently utilized for developing crops (e.g., vines and trees that have not yet reached a commercial maturity). Following the Sun World acquisition, the Company implemented a crop development plan which has redeployed marginally productive acreage to produce more varieties of crops which possess superior proprietary characteristics and/or are available for delivery at peak pricing windows throughout the year.

     Additionally, during 1998, the Company acquired two citrus ranches totaling approximately 2,000 acres in the San Joaquin Valley. These acquisitions reflect the Company's strategy of expanding its contra-seasonal operations to complement the summer table grape and treefruit production.

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

     Sun World's packing facilities handled
approximately 8 million units of produce during the year ended December 31, 1998. These facilities provide harvesting, packing, cooling and shipping services for Sun World production, as well as for other commercial clients. Currently, Sun World owns four facilities, three of which are located in the Coachella Valley and one of which is located in the San Joaquin Valley. See Item 2, "Properties."

     Sun World's vertically integrated operations enable it to offer the market a continuous stream of new specialty products, which receive a market premium. As a large grower, Sun World is able to manage the quality of its own product line, and as a significant packer/marketer, Sun World works with other growers to ensure product quality through packing and distribution. During fiscal 1998, the Company sold approximately 10 million units with wholesale value of approximately $100 million. This amount includes sale proceeds received for units sold on behalf of third party growers for which only the sales commission and packing revenues received by Sun World are included in Sun World's reported revenues.

     Sun World's sourcing, both external and
internal, is diversified geographically.  Sun
World's owned and leased farming operations are located throughout California from the Coachella
Valley in the south to central California's San
Joaquin Valley, as well as operations near the coast.
Sun World sources externally produced product from throughout California, from other areas of the United States, and from international sources. This geographic diversification not only reduces the impact that unfavorable weather conditions and infestations could have on Sun World's operations, but also provides Sun World with a longer selling season for many crops since the harvests occur at different times. In addition, geographic diversification also allows Sun World the ability to provide the quality and breadth of product throughout the year which is being demanded by retailers.

     Sun World's customer base consists of more than 650 accounts including supermarket retailers, food service entities, warehouse clubs, and international trading companies located in approximately 30 countries. Domestic customers include national retailers such as Safeway Stores and Albertson's;
club stores, including PriceCostco and Sam's; and food service distributors, including Sysco and Alliant. Approximately 9% of Sun World's products were marketed outside of the United States in Canada, Europe, Australia, Japan, Hong Kong,
Singapore, Malaysia and Taiwan in 1998. Only one national retailer, Safeway Stores, (representing approximately 12%) accounted for more than 10% of Sun World's revenues in 1998. As is consistent with industry practice, Sun World does not maintain written agreements with this or its other significant customers.

     PROPRIETARY PRODUCT DEVELOPMENT. Sun World has a long history of product innovation, and its research and development center maintains a fruit breeding program that has introduced dozens of proprietary fruit varieties in the last six years.
Recent product successes include the Midnight
Beauty(TM) seedless black table grape, Black Diamond(R) plum, the Amber Crest(R) peach, Super Star(TM) nectarine and the Honeycot(R) apricot. Management believes that there are several other promising grape and treefruit varieties, which are scheduled for commercial planting and production in the near future.

     Sun World utilizes approximately 235 acres for its research and development center and crop experimentation. The research and development center facility houses tissue culture rooms, growth rooms, four greenhouses, and over 200 acres of experimental growing crops. The amounts expended by Sun World on its research and development activities since the Sun World Acquisition amounted to $1,249,000 for the year ended December 31, 1998, $809,000 for the year ended December 31, 1997 and $120,000 for the period from September 14, 1996 to December 31, 1996.

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

    Enhancing the value of the proprietary product
portfolio through licensing is an integral part of
Sun World's growth strategy.  Sun World continues to
seek key licensing opportunities (both domestically and
internationally) in production areas that do not compete
with Sun World's own domestic production.  These
licensing agreements will provide Sun World with a
long-term annual revenue stream based upon a royalty
fee for each box of proprietary fruit sold from the
licensed production.   In December 1998, the Company
entered into a definitive agreement with the South
African fruit industry granting long-term license agreements to South African fruit companies seeking to produce and export Sun World's proprietary Sugraone grape variety (more commonly known as Sun World's private Superior Seedless(R) grapes). These agreements also provide Sun World compensation for past Sugraone grapevine plantings and fruit sales and grant Sun World exclusive North American marketing rights for these Sugraone grapes. The Company believes these licensing agreements have established a precedent that will change the way new and improved varieties of produce will be brought to market in the future.

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

     The wet and cool weather conditions in
California during the first half of 1998 delayed the harvest of all California grape and treefruit production by as much as four weeks from the previous year's harvest schedule. This caused a shift in recognition of certain revenues and related profits from the third to the fourth quarter of 1998.

COMPETITION

     The Company faces competition for the
acquisition, development and sale of its properties from a number of competitors, some of which have greater resources than the Company. The Company may also face competition in the development of water resources associated with its properties. Since
California has scarce water resources and an increasing demand for available water, the Company believes that location, price and reliability of delivery are the principal competitive factors affecting transfers of water in California.

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

EMPLOYEES

     As of December 31, 1998, the Company employed a total of 843 full-time employees. Sun World, throughout the year, engages various part-time and seasonal employees, with a seasonal high of approximately 2,500 part-time employees.
Approximately 150 of the Company's employees are represented by a labor union pursuant to contracts that expire in 1999. Generally, the Company believes that its employee relations are good.

REGULATION

     Certain areas of the Company's operations are subject to varying degrees of federal, state and local law and regulations. The Company's agricultural operations are subject to a broad range of evolving environmental laws and regulations.
These laws and regulations include the Clean Air
Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Insecticide, Fungicide and Rodenticide Act and the Comprehensive
Environmental Response, Compensation and Liability
Act. Compliance with these foreign and domestic laws and related regulations is an ongoing process, which is not currently expected to have a material effect on the Company's capital expenditures, earnings or competitive position. Environmental concerns are, however, inherent in most major agricultural operations, including those conducted by the Company, and there can be no assurance that the cost of compliance with environmental laws and regulations in the future will not be material.
However, neither the Company nor Sun World expects to incur any material capital expenditures for environmental control facilities during 1999.

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

     As the Company proceeds with the development of its properties, including the Program, the Company will be required to satisfy various regulatory authorities that it is in compliance with the laws, regulations and policies enforced by such authorities. Groundwater development, and the export of surplus groundwater for sale to single entities such as public water agencies, are not subject to regulation by existing statutes other than general environmental statutes applicable to all development projects. Additionally, the Company must obtain a variety of approvals and permits from state and federal governments with respect to issues that may include environmental issues, issues related to special status species, issues related to the public trust, and others. Because of the discretionary nature of these approvals and concerns which may be raised by various governmental officials, public interest groups and other interested parties during both the approval and development process, the Company's ability to develop properties and realize income from its projects, including the Program, could be delayed, reduced or eliminated.


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

THE CADIZ/FENNER PROPERTY

     In 1984, the Company conducted an investigation of the feasibility of the agricultural development of land located in the Mojave desert near Cadiz, California, and confirmed the availability of prime quality water in commercial quantities appropriate for agricultural development. Since 1985, the Company has acquired over 27,000 acres in the Cadiz and Fenner Valleys of eastern San Bernardino County approximately 30 miles north of the Colorado River
Aqueduct.

     Additional numerous independent geotechnical and engineering studies conducted since 1985 have confirmed that the Cadiz/Fenner property overlies a natural groundwater basin which is ideally suited for underground water storage and dry year transfers as contemplated in the Program. See Item 1, "Business - Narrative Description of Business -
Water Resource Development."

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

THE SUN WORLD PROPERTIES

     FARM PROPERTIES.  Sun World owns approximately
19,200 acres and leases approximately 3,000 acres of improved land in central and southern California.
The majority of this land is used for the cultivation of permanent and annual crops and support activities, including packing facilities.

     Sun World owned farming property is divided between five distinct geographic regions: Madera, Bakersfield and Arvin (located within the San
Joaquin Valley), Coachella (located in the state's southeastern corner near Palm Springs) and Blythe
(located approximately 100 miles east of the Coachella Valley adjoining the Colorado River).

     PACKING AND HANDLING FACILITIES. Sun World owns four packing and handling facilities, three of which are located on one campus in the Coachella Valley and one of which is located in the San Joaquin Valley at Kimberlina, near Bakersfield.

     The Kimberlina facility, located on an 83 acre parcel owned by Sun World, consists of two highly automated production lines for packing treefruit and citrus, cold storage areas, and office space.

     Sun World's Coachella Valley facility consists of three independent buildings located on 26 acres of industrial commercial zoned land in Coachella, California. One building is used primarily for packing citrus, receiving table grapes, cold storage and office space. A second building is used primarily for receiving, cooling and storing table grapes. The third building is used primarily for packing watermelons and lemons and for storage.

THE PIUTE PROPERTY

     The Piute property consists of approximately
7,300 acres and is located approximately 60 miles northeast of Cadiz and approximately 15 miles west of the Colorado River and Laughlin, Nevada, a small, fast growing town with hotels, casinos and water recreation facilities. The Piute property was identified for acquisition by the Company by a combination of satellite imaging and geological techniques, which were used by the Company to identify water at Cadiz.

     The Piute acreage adjoins Highway 95, which is a direct route to Las Vegas, approximately 60 miles north. The Santa Fe Railroad passes through the land and Interstate 40 is approximately 12 miles to the south. The property is held by the Company in fee title as to approximately 3,600 acres, with the remaining acreage under option.

     The Company has commenced the development of the water resources of this property. See Item 1, "Business Narrative - Description of Business -
Water Resource Development."

OTHER PROPERTIES

     In addition to the Cadiz and Piute properties, the Company owns approximately 4,300 additional acres in the Mojave Desert, including the Danby Lake property, as to which development has not yet commenced.

     The Company will continue to seek to acquire additional properties both in southern California desert regions and elsewhere which are believed to be suitable for development.

DEBT SECURED BY PROPERTIES

     Of the Company's outstanding debt at December 31, 1998, $119.1 million represents loans secured by substantially all of Sun World's properties and $24.8 million represents loans secured by the majority of the Company's non-Sun World properties. Information regarding interest rates and principal maturities is provided in Note
10 to the consolidated financial statements.


ITEM 3.  LEGAL PROCEEDINGS

     In December 1995, an action styled CADIZ LAND
COMPANY, INC. VS. COUNTY OF SAN BERNARDINO, ET AL,
CASE NO. BCV 02341 was filed by the Company in Superior Court in San Bernardino County. The action challenges the various decisions by the County relative to the proposed construction and operation of a landfill (the "Rail-Cycle Project") near the Company's Cadiz, California property, and seeks to set aside such decisions and to obtain compensatory damages arising therefrom. Named in this action, in addition to the County, were the County's Board of Supervisors, three individual members of the Board of Supervisors, a County employee and Rail-Cycle, L.P., whose general partner is controlled by Waste
Management, Inc. ("WMI").  On or about September 30,
1998, the Court granted defendants' motions for summary judgement, finding that the Company's procedural due process claim is not ripe due to the fact that, as the Rail-Cycle Project cannot proceed without voter approval of a business license tax, there is no actual concrete injury to the Company at this point in time. The Company has appealed this decision.

     On October 24, 1997, the Company filed suit in the United States District Court, Central District of California (CADIZ LAND COMPANY, INC. V. WASTE
MANAGEMENT, INC., ET. AL., CASE NO.  CV 97-7827 WMB
(MANx) (the "Federal Court Action")) against WMI, certain key executives and consultants of WMI, and certain other parties in interest as to the Rail-
Cycle Project. The Complaint as originally filed asserted claims under both federal and state law from activities of defendants adverse to the Company in connection with the Rail-Cycle Project. In
December 1997, the federal district judge, on its own motion, severed the state law claims from the complaint and dismissed them without prejudice.
Those claims were reasserted in a state proceeding filed by the Company on January 8, 1998 in Los Angeles
Superior Court (West Division) (CADIZ LAND COMPANY, INC.
V. WASTE MANAGEMENT, INC., Civil Action No. SC 050743
(the "State Court Action")).

     On or about April 27, 1998, in response to motions to dismiss filed by various defendants in the Federal Court Action, an order was entered granting the Company leave to amend its complaint.
In addition, pursuant to that order, the Company's claims for stock manipulation pursuant to Section
10(b) of the Exchange Act against the WMI defendants and its RICO claims against San Bernardino County officials Marsha Turoci and Michael Dombrowski were dismissed without leave to amend. Judgements were subsequently entered in favor of defendants with respect to these claims. Based upon the criminal indictments against certain defendants described below and other evidence made available to the Company on account of the pending criminal investigation, the Company has filed appeals with the Ninth Circuit Court of Appeals seeking the reversal of the trial court's dismissal of these claims, and these appeals are currently pending.
Upon the Company's motion, the remainder of the Company's claims in the Federal Court Action, which will be pursued in the State Court Action, have been dismissed without prejudice.

     In response to the State Court Action, the WMI defendants on or about April 15, 1998 sought and obtained a stay of the action, which expired by its own terms in December 1998. The Company intends to file a Second Amended Complaint and will continue to vigorously prosecute its claims against the WMI defendants.

     During 1998, felony complaints were filed by the San Bernardino District Attorney charging a
Waste Management employee and a consultant with multiple felony counts based upon their criminal activities in connection with the Rail-Cycle
Project, and, also during 1998, an indictment was handed down by a San Bernardino Special Criminal
Grand Jury which charges WMI, certain affiliates and employees with 23 felony counts, all arising from WMI's scheme to sabotage the Company in retaliation for the Company's opposition to the Rail-Cycle Project.
In addition, indictments were handed down for certain
County employees for criminal activities in connection with the Rail-Cycle Project. The WMI consultant pleaded nolo contendere to four felony counts, including stock fraud and conspiracy to commit stock fraud and was sentenced to six years in prison.

     Prior to the acquisition of Sun World, the Internal Revenue Service (IRS) had filed claims against Sun World and certain of its subsidiaries
(collectively "the Sun World Claimants") for taxes refunded for workers that the IRS claims were employees. The Sun World Claimants contend that the workers are excluded from the definition of employment under the Internal Revenue Code. On
January 21, 1998, the District Court ruled in favor of one of the Sun World Claimants. The IRS has appealed this decision. Management believes that the likelihood of an unfavorable future outcome with regard to this matter is remote. Accordingly, the Company released $3,780,000 of reserves related to this matter at December 31, 1997 which are reported on the Consolidated Statement of Operations as Litigation Benefit.

     The Company is involved in other legal and administrative proceedings and claims. In the opinion of management, the ultimate outcome of each proceeding or all such proceedings combined will not have a material adverse impact on the financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS

     The results of the Company's Annual Meeting of Stockholders held May 13, 1998 were reported in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

                     PART II

ITEM 5.  MARKET  FOR REGISTRANT'S COMMON EQUITY  AND
          RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the Nasdaq National Stock Market under the symbol
"CLCI." The following table reflects actual sales transactions. The high and low range of the sales price of the common stock for the dates indicated have been provided by Nasdaq.

                                   High       Low
     Quarter Ended                 Sales     Sales
                                  Price      Price
                                  ------     -----
     1996:
       March 31                 $  6.375    $  5.250
       June 30                  $  6.500    $  5.219
       September 30             $  6.000    $  3.875
       December 31              $  5.625    $  3.875

     1997:
       March 31                 $  6.063    $  4.838
       June 30                  $  6.250    $  4.813
       September 30             $  8.063    $  5.000
       December 31              $  9.375    $  6.125

     1998:
       March 31                 $ 11.938    $  7.875
       June 30                  $ 14.188    $ 10.625
       September 30             $ 13.438    $  7.750
       December 31              $  9.500    $  5.875

     On March 16, 1999, the high, low and last sales prices for the shares, as reported by Nasdaq, were $8.13, $7.94 and $7.94, respectively.

     In January 1998, options in the Company's stock began trading on the American Stock Exchange, the Chicago Board
Options Exchange and the Pacific Stock Exchange under the symbol "QAZ."

     The Company also has an authorized class of 100,000 shares of preferred stock ("Preferred Stock"). To date, the Board of Directors has designated three series of Preferred Stock for issuance, including (i) up to 60,000 shares of Series A Preferred, of which 27,631 shares have been issued and no shares remain outstanding; (ii) up to 1,000 shares of Series B Preferred, of which 1,000 shares have been issued and no shares remain outstanding; and
(iii) up to 365 shares of Series C Preferred, of which 340 shares have been issued and no shares remain outstanding. The Board of Directors has no present plans or arrangements for the issuance of additional shares of Preferred Stock.

     The estimated number of beneficial owners of the Company's Common Stock is approximately 3,070, and the number of stockholders of record on March 16, 1999 was 231.

     To date, the Company has not paid a cash dividend on Common Stock. The Company's ability to pay such dividends is subject to certain covenants pursuant to agreements with the Company's lenders.

     During the quarter ended December 31, 1998, the Company issued 18,100 shares upon exercise of outstanding options to a single option holder at an exercise price of $5.50 per share. The issuance of the shares was not registered under the Securities
Act of 1933, as amended (the "Securities Act").  The
Company believes that the transactions described are exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof as transactions not involving any public offerings.
The shares were issued in accordance with the terms of previously executed stock option agreements. All other securities sold by the Company during the year ended December 31, 1998, which were not registered under the Securities Act have previously been reported in the Company's Quarterly Reports on Form
10-Q.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data insofar as it relates to the years ended December 31, 1998, and 1997, the nine months ended December 31, 1996, and to each of the years ended March 31, 1996 and 1995 has been derived from financial statements audited by PricewaterhouseCoopers LLP, independent accountants. The information that follows should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 1998, and 1997 and the nine months ended December 31, 1996 included elsewhere herein. See also Item 7, "Management's Discussion and Analysis".

                     CADIZ INC.

               Selected Financial Data
     ($ in thousands, except for per share data)

                                               Nine
                                               Months
                              Year Ended       Ended       Year Ended
                              December 31,   December 31,   March 31,
                            ---------------  -----------   -----------
                            1998       1997     1996(1)    1996    1995
Statement of                ----       ----     ----       ----    ----
 Operations Data:

 Total revenues          $ 106,544  $ 100,157  $ 23,780  $  1,441  $   543
 Loss from continuing
  operations before
  extraordinary items       (7,470)    (8,538)   (5,997)   (8,487)  (4,706)

 Extraordinary items           -0-        -0-       -0-       -0-      115

 Net loss                   (7,470)    (8,538)   (5,997)   (8,487)  (4,591)

 Less:
     Preferred stock
     dividends                 -0-     (1,213)     (674)      -0-      -0-
   Imputed dividend on
     preferred stock          -0-         -0-    (2,451)      -0-      -0-
                          -------    -------   --------  --------    ------

 Net loss applicable to
  common stock           $  (7,470) $  (9,751) $ (9,122) $ (8,487) $(4,591)
                         =========  =========  ========= ========  =======

Per share:

 Net loss from continuing
  operations before
  extraordinary items    $    (.23) $    (.33) $   (.44) $   (.48) $  (.29)

 Extraordinary items           -0-        -0-       -0-        -0-     .01
                         ---------  ---------  --------  ---------  -------

 Net loss                $    (.23) $    (.33) $   (.44) $  (.48)  $  (.28)
                         =========  =========  ========= =======  ========

Weighted average common
 shares and equivalents     33,173     29,485    20,500   17,700    16,500
                         =========  =========  ========= =======  ========



                                   December 31,               March 31,
                            -------------------------       --------------
                            1998       1997      1996       1996      1995
Balance Sheet Data:         ----       ----      ----       ----      -----

 Total assets            $ 214,359  $ 203,049  $ 230,790  $  38,663  $ 34,888
 Long-term debt          $ 142,317  $ 131,689  $ 149,111  $      68  $ 16,827
 Redeemable preferred
  stock                  $     -0-  $     -0-  $  27,431  $     -0-  $    -0-
 Preferred stock,
  common stock
  and additional
  paid-in capital        $ 127,998  $ 121,199  $  88,808  $  73,149  $ 62,857
 Accumulated deficit     $ (78,288) $ (70,818) $ (61,067) $ (54,396) $(45,909)
 Stockholders' equity    $  49,710  $  50,381  $  27,741  $  18,753  $ 16,948


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

RESULTS OF OPERATIONS

     The consolidated financial statements set forth herein for the years ended December 31, 1998 and 1997 and the nine months ended December 31, 1996, reflect the results of operations of the Company and its wholly owned subsidiaries, Sun World (since
September 14, 1996), and Southwest Fruit Growers
("SWFG") in which the Company was the general partner and had an approximate 66.3 percent partnership interest. On November 5, 1998, the
Company purchased the assets of SWFG and the partnership dissolved.

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

     The Company's net income or loss in future fiscal periods will be largely reflective of (a) the operations of the Company's water development activities including the Cadiz Groundwater Storage and Dry-Year Supply Program (the "Program") and
(b) the operations of Sun World. Sun World conducts its operations through four operating divisions:
farming, packing, marketing and proprietary product development. Net income from farming operations varies from year to year primarily due to yield and pricing fluctuations which can be significantly influenced by weather conditions, and are, therefore, generally subject to greater annual variation than Sun World's other divisions.
However, the geographic distribution of Sun World's farming operations and the diversity of its crop mix makes it unlikely that adverse weather conditions would affect all of Sun World's properties or all of its crops in any single year. Nevertheless, net profit from Sun World's packing, marketing and proprietary product development operations tends to be more consistent from year to year than net profit from Sun World's farming operations. As such, Sun
World continues to strategically add volume in the packing and marketing areas that will complement
Sun World's in-house production or fill in contra-seasonal marketing windows. Sun World has entered into agreements internationally to license selected proprietary fruit varieties and continues to pursue additional domestic and international licensing opportunities.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED
-------------------------------------------------------
DECEMBER 31, 1997
-----------------

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

     The cooler wet weather patterns experienced in California during the first half of 1998 delayed the harvest of all California grape and treefruit production by as much as four weeks from the 1997 harvest schedule and also reduced yields on certain crops which prefer warmer weather conditions, particularly early season table grapes in the San
Joaquin Valley.

     The table below sets forth, for the periods indicated, the results of operations for the Company's four main divisions (before elimination of any interdivisional charges), as well as the categories of costs and expenses incurred by the Company which are not included within the divisional results (in thousands):

                                             Year Ended
                                             December 31,
                                            1998       1997
                                            ----       ----
 Divisional net income
   Farming                                $  8,522   $  8,643
   Packing                                   7,320      8,017
   Marketing                                 3,245      4,126
   Proprietary product development          11,466      1,568
                                           -------    -------

                                            30,553     22,354

 General and administrative                 10,487     10,636
 Special litigation                          1,308        683
 Litigation benefit                              -     (3,780)
 Depreciation and amortization               8,688      7,745
 Interest expense, net                      17,540     15,608
                                           -------    -------

 Net loss                                 $ (7,470)  $ (8,538)
                                          ========   ========

     FARMING OPERATIONS. Net income from farming operations totaled $8.5 million for 1998 compared to $8.6 million in 1997. Farming revenues were $78.1 million and farming expenses were $69.6 million for 1998. For 1997, the Company had farming revenues of $77.9 million and farming expenses of $69.3 million.
Farming profits from the Coachella Valley operations increased $1.7 million from 1997 due to strong
F.O.B. prices for peppers and watermelons and record table grape yields partially offset by lower table grape F.O.B. prices due to downward pressure from the record yields coupled with increased production from Mexico. Farming profits for the desert lemon operations at Blythe and Cadiz increased $2.7 million from 1997 due to strong yields and strong
F.O.B. pricing experienced in 1998. Farming profits from the San Joaquin Valley operations decreased $4.1 million primarily due to reduced yields and higher harvest costs on the early season table grapes in the San Joaquin Valley. These unfavorable results were partially offset by improved F.O.B. pricing on plums and the removal of certain underperforming peach and nectarine crops at the conclusion of the 1997 season. Farming profits for coastal sweet peppers were off $0.4 million from 1997 primarily attributable to increased production costs.

     PACKING OPERATIONS. During 1998, Sun World's four packing and handling facilities contributed
$20.5 million in revenues offset by $13.2 million in expenses resulting in $7.3 million in net income. In
1997, Sun World generated revenues of $23.1 million and expenses of $15.1 million resulting in net income of $8.0 million. The decrease in net income from packing operations is primarily attributable to the impact of reduced yields experienced in the farming operations during the year, particularly for the early season table grapes in the San Joaquin
Valley. During the year, Sun World packed 3.6 million units and moved an additional 4.0 million units through the cold storage facilities for a total of 7.6 million units processed through the packing operations. In 1997, Sun World packed 4.1 million units and moved an additional 5.1 million units through the cold storage facilities for a total of 9.2 million units. Products packed or handled during the year primarily consisted of Sun World-grown table grapes, treefruit, sweet red and yellow peppers, seedless watermelons and lemons, as well as table grapes and citrus products packed for third party growers.

     MARKETING OPERATIONS. Sun World's marketing operations include selling, merchandising and promoting Sun World-grown products, as well as providing these services for third party growers.
During 1998, approximately 9.9 million units were sold primarily consisting of Sun World-grown table grapes, treefruit, sweet red and yellow peppers, seedless watermelons and lemons; and table grapes, seedless watermelon, and citrus from domestic third party growers. These unit sales resulted in marketing revenue of $7.7 million while marketing expenses totaled $4.5 million for 1998 resulting in a net income from marketing operations of $3.2 million. During 1997, Sun World marketed 12.2 million units and generated revenues of $9.0 million offset by expenses of $4.9 million resulting in net income of $4.1 million. The decrease in units sold, revenues and net income primarily resulted from the decreased yields experienced in the farming operations, particularly the early season table grapes in the San Joaquin Valley.

     PROPRIETARY PRODUCT DEVELOPMENT. Sun World has a long history of product innovation, and its research and development center maintains a fruit breeding program that has introduced dozens of proprietary fruit varieties during the past five years. In addition, Sun World has a 50% interest in ASC/SWB Partnership, formerly named American
SunMelon (the "Partnership"). During the year ended
December 31, 1998, net income from proprietary product development was $11.5 million consisting of revenues of $12.7 million ($10.7 million from the Partnership) offset by expenses of $1.2 million.
The Partnership revenues relate to the operations of American SunMelon for the period from January 1, 1998 to October 27, 1998 and the revenues related to the distribution of proceeds from the Partnership from the sale of substantially all of its assets to a third party on October 27, 1998. In addition, the increase in proprietary product development income is also attributable to the licensing agreement for the Company's Sugraone table grape variety entered into with the South African table grape industry in December 1998. Revenues of $1.1 million were recognized in 1998 related to current and past royalties for fruit sales and for past Sugraone grapevine plantings. Net income of $1.6 million for the year ended December 31, 1997 related primarily to the operations of American SunMelon.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for 1998 totaled $10.5 million compared to $10.6 million in 1997.

     SPECIAL LITIGATION. The Company is engaged in lawsuits seeking monetary damages in connection with the prevention of a landfill which was proposed to be located adjacent to its Cadiz/Fenner Valley properties.
See "Item 3 - Legal Proceedings." During the year ended
December 31, 1998, expenses including litigation costs and professional fees and expenses totaled $1.3 million as compared to $0.7 million during the year ended
December 31, 1997.

     LITIGATION BENEFIT. Prior to the acquisition of Sun World by the Company, the Internal Revenue
Service (IRS) had filed claims against Sun World and certain of its subsidiaries, (collectively "the Sun
World Claimants") for taxes refunded for workers that the IRS claims were employees. Sun World
Claimants contend that the workers are excluded from the definition of employment under the Internal
Revenue Code.  On January 21, 1998, the District
Court ruled in favor of the Sun World Claimant who had the largest outstanding claim. The IRS has appealed this decision. Management believes that the likelihood of an unfavorable future outcome with regard to this matter is remote. Accordingly, Sun
World released $3.8 million of reserves related to this matter at December 31, 1997.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the year ended
December 31, 1998 totaled $8.7 million compared to $7.7 million for the year ended December 31, 1997.
The increase is attributable to depreciation related to property, plant and equipment additions made during the year and the timing of relief of depreciation costs from inventory due to the timing of the harvests.

     INTEREST EXPENSE.  As a result of the
acquisition of Sun World, net interest expense totaled $17.5 million during the year ended December
31, 1998 compared to $15.6 million during the year ended December 31, 1997. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                                 Year Ended
                                                 December 31,
                                                1998       1997

  Interest on outstanding debt - Sun World     $ 14,394  $ 13,446
  Interest on outstanding debt - Cadiz            1,511       875
  Amortization of financing costs                 1,914     1,879
  Interest income                                  (279)     (592)
                                                -------   -------

                                               $ 17,540  $ 15,608
                                               ========  ========

     The increase in interest on outstanding debt during 1998 is primarily attributable to the Company's debt refinancing in April 1997, whereby
Sun World issued $115 million of 11-1/4% First
Mortgage Notes and used the proceeds and existing cash balance to pay off approximately $130 million of long-term debt. Interest expense is also higher due to (a) increased borrowings for seasonal working capital needs primarily resulting from the delay in harvest and sale of crops due to cooler weather conditions during the growing season, (b) amortization of warrants issued on the $15.0 million
Cadiz Revolver entered into during the fourth quarter of 1997 and (c) reduced average cash balances in 1998 compared to 1997 prior to the debt refinancing resulting in lower interest income.
Financing costs, which include legal fees, loan fees and warrants, are amortized over the life of the debt agreements.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO NINE MONTHS ENDED
----------------------------------------------------------
DECEMBER 31, 1996
-----------------

    The table below sets forth, for the periods indicated, the results of operations for the Company's four main divisions (before elimination of any interdivisional charges) as well as the categories of costs and expenses incurred by the Company which are not included within the divisional results (in thousands):


                                               Year     Nine Months
                                               Ended       Ended
                                           December 31,  December 31,
                                               1997        1996
                                               ----        ----
  Divisional net income
    Farming                                 $  8,643    $ 3,867
    Packing                                    8,017        726
    Marketing                                  4,126        666
    Proprietary product development            1,568        718
                                             -------   --------

                                              22,354      5,977

  General and administrative                  10,636      5,979
  Special litigation                             683        394
  Litigation benefit                          (3,780)         -
  Depreciation and amortization                7,745      1,039
  Interest expense, net                       15,608      5,203
  Income tax benefit                               -       (641)
                                             -------   --------

  Net loss                                  $ (8,538)  $ (5,997)
                                            ========   ========


     FARMING OPERATIONS.  The Company farmed over
19,000 acres of agricultural properties in 1997 primarily dedicated to producing permanent commercial crops. Revenues during the year ended
December 31, 1997 resulted primarily from the harvest of table grapes, treefruit, sweet red and yellow peppers and seedless watermelons from the San
Joaquin Valley; table grapes, sweet red and yellow peppers and seedless watermelons from the Coachella
Valley; lemons from the Cadiz and Blythe ranches; as well as sweet red and yellow peppers from the California coastal operations. Although yields for these crops were higher than normal, similar high crop yields throughout the industry resulted in lower prices. As Sun World was able to command a premium price for its proprietary products such as Superior Seedless(TM) table grapes and Black Diamond(R) plums, the impact of the industry-wide lower prices were somewhat mitigated. Net income from farming operations totaled $8.6 million for the year ended
December 31, 1997 based upon revenues of $77.9 million offset by farming expenses of $69.3 million.
Net income from farming operations for the nine months ended December 31, 1996, which included the operations of Sun World subsequent to the acquisition from September 13, 1996, totaled $3.9 million on revenues of $16.5 million and expenses of $12.6 million.

     PACKING OPERATIONS. During 1997, Sun World's four packing and handling facilities contributed
$23.1 million in revenues offset by $15.1 million in expenses resulting in $8.0 million in net income.
During the year, Sun World packed 4.1 million units and moved an additional 5.1 million units through the cold storage facilities for a total of 9.2 million units processed through the packing operations. Products packed or handled during the year primarily consisted of Sun World-grown table grapes, treefruit, sweet red and yellow peppers, seedless watermelons and lemons, as well as table grapes and citrus products packed for third party growers. The 1996 net income of $0.7 million from packing operations related to the results of Sun
World from September 14, 1996 to December 31, 1996 in which Sun World generated packing revenues of $4.7 million and expenses of $4.0 million.

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

     GENERAL AND ADMINISTRATIVE. General and administrative expenses during the year ended
December 31, 1997 and the nine months ended December
31, 1996 consisted primarily of corporate operating expenses, professional fees and salaries. These expenses increased by $4.7 million in 1997 as compared to the nine months ended December 31, 1996 period primarily due to the inclusion of a full year of operations for Sun World in 1997.

     SPECIAL LITIGATION . The Company is engaged in lawsuits seeking monetary damages in connection with the prevention of a landfill which was proposed to be located adjacent to its Cadiz/Fenner Valley properties.
See Item 3,  "Legal Proceedings."  During the year ended
December 31, 1997, expenses incurred in connection with activities in opposition to the project, such as litigation costs and professional fees and expenses totaled $0.7 million as compared to $0.4 million during the nine months ended December 31, 1996.

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

     INTEREST EXPENSE.  As a result of the
acquisition of Sun World, net interest expense totaled $15.6 million during the year ended December
31, 1997 compared to $5.2 million during the nine months ended December 31, 1996. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                               Year     Nine Months
                                               Ended       Ended
                                           December 31,  December 31,
                                                1997       1996
                                                ----       ----

  Interest on outstanding debt - Sun World    $ 13,446   $ 4,411
  Interest on outstanding debt - Cadiz             875       782
  Amortization of financing costs                1,879       746
  Interest income                                 (592)     (736)
                                              --------   -------

                                              $ 15,608   $ 5,203
                                               =======   =======

     The increase in interest expense on outstanding debt during 1997 is attributable to the long-term debt acquired as part of the Sun World acquisition.
Financing costs, which include legal fees and extension fees, are amortized over the life of the debt agreement.


LIQUIDITY AND CAPITAL RESOURCES

General Discussion of Liquidity and Capital Resources
-----------------------------------------------------

     Based on the $13.6 million of cash at December
31, 1998 and the revolving credit facilities in place for both Cadiz and Sun World, as further discussed below, the Company believes it will be able to meet its working capital needs over the next year without looking to additional outside funding sources, although no assurances can be made. See
"Current Financing Arrangements" below.

     Under Sun World's historical working capital cycle, working capital is required primarily to finance the costs of growing and harvesting crops, which generally occur from January through September with a peak need in June. Sun World harvests and sells the majority of its crops during the period from June through October, when it receives the majority of its revenues. In order to bridge the gap between incurrence of expenditures and receipt of revenues, large cash outlays are required each year which are financed through a revolving credit agreement. In April 1998, Sun World entered into a
$25 million one year facility (the "Sun World
Revolver"). In February 1999, Sun World increased the Sun World Revolver to a $30 million facility in conjunction with a one year renewal of the facility.
See "Current Financing Arrangements - Sun World" below.

     In order to provide additional availability of working capital and to provide a readily available funding mechanism for add-on acquisition opportunities, Cadiz entered into a three year $15 million revolving credit facility (the "Cadiz
Revolver") in November 1997.

Current Financing Arrangements
--------------------------------

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

     As of December 31, 1998, Cadiz was obligated for approximately $9.8 million under a senior term loan facility. With Cadiz' election to extend the facility in 1998, the maturity date of the term loan is April 30, 1999. The Company issued certain additional warrants in conjunction with the extension. Cadiz also has the right to obtain an additional one-year extension. The Company is currently evaluating opportunities to refinance this term loan. If the extension is exercised, Cadiz would be required to issue certain warrants and the interest rate would be adjusted. Currently, the term lender holds a senior deed of trust on substantially all of Cadiz' non-Sun World related property.

     The Cadiz Revolver is secured by a second lien on substantially all of the non-Sun World assets of the Company. Principal is due on December 31, 2000.
The Company had $15.0 million outstanding under the Cadiz Revolver at December 31, 1998. During 1998, the Company issued additional warrants in connection with borrowings under the Cadiz Revolver.

     As the Company continues to actively pursue its business strategy, additional financing specifically in connection with the Company's water programs may be required. Responsibility for funding the design, construction and program implementation costs of the capital facilities for the Cadiz Groundwater Storage and Dry-Year Supply Program will, under currently developed principles and terms, be shared equally by the Company and the Metropolitan Water District of Southern California ("Metropolitan"). The Company is analyzing various alternatives for funding its share of the estimated $125 million to $150 million cost of the program capital facilities. These funding alternatives include (a) long-term financing arrangements or
(b) utilization of monies to be received from Metropolitan for its initial purchase of 500,000 acre-feet of indigenous groundwater. The principles of agreement call for payment to Cadiz of at least $115 million for this initial groundwater. Based upon the results of analyses performed by investment banking firms retained by the Company, management believes that several alternative long-term financing arrangements are available to the Company.

SUN WORLD OBLIGATIONS

     The First Mortgage Notes (the "Sun World
Notes") were issued in the principal amount of $115 million on April 16, 1997 and will mature on April
15, 2004. The Sun World Notes will be redeemable at the option of Sun World, in whole or in part, at any time on or after April 15, 2001. Interest accrues at the rate of 11-1/4% per annum and is payable semi-annually on April 15 and October 15 of each year.
The Sun World Notes are secured by a first lien
(subject to certain permitted liens) on
substantially all of the assets of Sun World and its subsidiaries, other than growing crops, crop inventories and accounts receivable and proceeds thereof, which secure the Sun World Revolver, and certain real property pledged to third parties. The
Sun World Notes are also secured by the guarantee of Cadiz and the pledge by Cadiz of all of the stock of Sun World.

     Commencing October 14, 1997, Sun World offered to exchange (the "Exchange Offer") up to $115.0 million aggregate principal amount of its 11-1/4 %
Series B First Mortgage Notes (the "Exchange Notes") for $115.0 million aggregate principal amount of the Sun World Notes. The Exchange Notes are registered under the Securities Act of 1933 and have the same terms as the Sun World Notes. The exchange of all of the Sun World Notes was completed on November 12, 1997.

     In April 1998, Sun World entered into the Sun
World Revolver which is guaranteed by Cadiz. As of December 31, 1998, no amount was outstanding under the Sun World Revolver. To meet its working capital needs for 1999, Sun World has renewed the Sun World
Revolver for an additional year including an increase in the facility to $30 million.
Additionally, Sun World has an intercompany revolving credit agreement with Cadiz for seasonal working capital needs as needed. No amount was outstanding under the intercompany revolver as of December 31, 1998.

     CASH (USED FOR) PROVIDED BY OPERATING
ACTIVITIES. Cash used for operating activities totaled $7.9 million for the year ended December 31, 1998, as compared to cash provided by operating activities of $0.2 million for the year ended
December 31, 1997. The increase in cash used for operating activities is primarily due to the elimination of the Company's share of partnership operations related to the sale by American SunMelon of the majority of its assets in October 1998 as the cash distribution to Sun World corresponding to the sale is included in investing activities.

     CASH PROVIDED BY (USED FOR) INVESTING
ACTIVITIES.  Cash provided by investing activities
totaled $2.7 million for the year ended December 31,
1998, as compared to cash used for investing
activities of $2.9 million for the same period in
1997.  In October 1998, Sun World received an
initial distribution of $15.2 million from a 50%
owned partnership, American SunMelon.  This
distribution resulted from the sale by the
partnership of substantially all of its assets to a
third party for $35 million in cash.  During 1998,
the Company invested $3.4 million in developing crops,
$0.9 million in water programs, and $7.3 million for
the purchase of property, plant and equipment including
two citrus ranches in the San Joaquin Valley,
totaling approximately 2,000 acres, and a new
computer system implementation.   In 1997, the
Company received $2.8 million from the disposal of certain non-core properties compared to $0.4 million in 1998.

     CASH PROVIDED BY (USED FOR) FINANCING
ACTIVITIES. Cash provided by financing activities totaled $13.6 million for the year ended December
31, 1998, consisting primarily of $2.0 million in borrowings by Sun World in conjunction with the purchase of a citrus ranch and $10.0 million in borrowings under the Cadiz Revolver. Cash used for financing activities totaled $25.3 million for the year ended December 31, 1997 resulting from the Sun
World debt refinancing in April 1997. Principal payments on long-term debt totaled $0.6 million for the year ended December 31, 1998. Net proceeds from the exercise of stock options totaled $2.2 million during 1998 compared to $1.7 million during 1997.

OUTLOOK

     The Company is actively pursuing the
development of its water resources. Specifically, in July 1998, the Company and Metropolitan approved the principles and terms for agreement for a water storage and supply program on the Company's land in the Cadiz and Fenner Valleys of eastern San Bernardino
County (the "Cadiz Groundwater Storage and Dry-Year
Supply Program"). The principles and terms for agreement provide that Metropolitan will, during wet years or periods of excess supply, store surplus water from its Colorado River Aqueduct in the Company's groundwater basin. During dry years or times of reduced allocations from the Colorado River, the previously imported water, together with additional existing groundwater, will be extracted and delivered, via a conveyance pipeline, back to the aqueduct.

     During the 50 year term of the agreement, Metropolitan will store a minimum of 500,000 acre-feet of Colorado River Aqueduct water in the Company's groundwater basin and purchase a minimum of 1,100,000 acre-feet of existing groundwater for transfer during dry-years. The Program will have the capacity to convey, either for storage or transfer, up to 150,000 acre-feet in any given year.

     During storage operations, Metropolitan will pay a fee per acre-foot for put of water into storage and a fee per acre-foot for return of water from storage, and a storage fee per acre-foot every year that water is stored in the groundwater basin.
On the transfer of water, Metropolitan will pay a base rate of approximately $230 per acre-foot, which will be adjusted according to a water price formula.
Additionally, recognizing that delivery of the Company's high-quality, indigenous groundwater to the aqueduct provides a significant water quality benefit, Metropolitan will pay the Company a water quality fee for both transferred and returned water.

     The Program facilities, including spreading basins, extraction wells, conveyance pipeline and a pumping plant, are estimated to cost between $125 and $150 million, and both parties will share these costs. All operational costs of the Program, including annual operations, maintenance and energy costs, will be an obligation of Metropolitan.

     The principles and terms for agreement call for the establishment of a comprehensive independent groundwater monitoring and management plan to ensure long-term protection of the groundwater basin. The parties have commenced the environmental review process, which will include compliance with California Environmental Quality Act and National
Environmental Protection Act requirements. The final agreement may reflect adjustments to these principles and terms in order to reflect information identified during this review. The final agreement will be presented to the respective Boards of both parties for approval. The Program is anticipated to be operational by the year 2001.

     In addition to the development of its water resources, the Company is actively involved in further agricultural development and reinvestment in its landholdings. Such development will be systematic and in furtherance of the Company's business strategy to provide for maximization of the value of its assets. The Company also continually evaluates acquisition opportunities, which are complimentary to its current portfolio of water and agricultural resources. With the acquisition of two citrus ranches in 1998, the Company will grow, pack and market additional boxes of citrus from December through March, which is contra-seasonal to the Company's primary farming operations. This acquisition helps to further diversify the Company's portfolio and enables the Company to utilize its Bakersfield packing facility during a previous period of limited utilization.

     The Company believes that, based upon current levels of operations and anticipated growth, Sun
World can adequately service its indebtedness and meet its seasonal working capital needs utilizing available internal cash, the Sun World Revolver and, if necessary, through an intercompany revolver with Cadiz. Cadiz expects to be able to meet its ordinary working capital needs, in the short-term, through a combination of cash on hand, quarterly management fee payments from Sun World, payments from Sun World under an agricultural lease whereby
Sun World now operates the Company's 1,600 acres of developed agricultural property at Cadiz,
California, and the possible exercise of outstanding stock options. Except for the foregoing, additional intercompany cash payments between Sun World and Cadiz are subject to certain restrictions under its current lending arrangements.

     Since the Company's inception, inflation has not had a material impact on the cost of materials required in the development of property or on labor costs. Similarly, the value of the Company's real property has not been materially impacted by inflation. In the event the rate of inflation should accelerate in the future, the Company believes the increase in value of its real property will exceed any increases in costs attributable to inflation.

YEAR 2000

     The year 2000 ("Y2K") issue is the result of computer programs using two digits rather than four to define the applicable year. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations leading to disruptions in the Company's activities and operations. If the Company or its significant suppliers or customers fail to make necessary modifications, conversions, and contingency plans on a timely basis, the Y2K issue could have a material adverse effect on the Company's business, operations, cash flows, and financial condition. The impact of the Y2K issue cannot be quantified at this time because the Company cannot accurately estimate the magnitude, duration, or ultimate impact of noncompliance by suppliers, customers, and third parties that have no direct relationship to the Company.

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

The status of each of the major categories as of February 1999 is as follows:

     Information Technology
     ----------------------

     Currently, various IT remediation projects are at different phases of completion. The Company's assessments have identified three major internal IT remediation projects: (1) AS400 Applications, (2) PC
Based Accounting and Payroll Systems, and (3) PC
Based Network Servers and Desktop Computers.

     The Company's plan is to resolve compliance issues in critical business information systems by August 31, 1999.

     YEAR 2000 COMPLIANCE FOR AS/400 APPLICATIONS

     The IBM AS/400 hardware and operating systems are year 2000 compliant. The Company utilizes AS/400 applications for its sales/order entry, accounts receivable, produce inventory, and grower accounting systems. The primary year 2000 issue as it relates to the IBM AS/400 is that the core business applications software currently does not process nor store properly dates after December 31, 1999.
Currently, date storage fields are being expanded from six digits to eight digits for all affected display screens and reports where appropriate. The
Company plans to have all programming and testing with regard to core business AS/400 applications completed by August 31, 1999. As of February 28,
1999, the Company is approximately 50% complete with the AS/400 project and remains on schedule to have the AS/400 applications Year 2000 compliant by August 31, 1999.

     YEAR 2000 COMPLIANCE FOR PC BASED ACCOUNTING
     AND PAYROLL SYSTEMS

     The Company utilizes commercial PC based
accounting systems for its general ledger, accounts
payable, project costing, purchasing, non-produce
inventory, payroll and human resource systems.   As
of January 1999, all required service packs to make these applications Year 2000 compliant have been installed and tested.

     YEAR 2000 COMPLIANCE ON PC BASED NETWORK
     SERVERS AND DESKTOP COMPUTERS

     The Company has contacted all significant PC based desktop and server system manufacturers to ascertain Year 2000 compliance. All significant PC based systems are either Year 2000 compliant without any changes or will be with the installation of ROM upgrades. The Company plans to complete the required ROM upgrades by March 31, 1999.

     Non-IT Systems
     ---------------

     Although no other areas of the business are expected to create Year 2000 issues, the project team is continuing to review all areas of the business to determine Year 2000 compliance.
Management believes that given the agricultural nature of the Company's business, the project team will not encounter any major Y2K issues which cannot be corrected or would have a material adverse affect on the Company, although no absolute assurances can be given.

     Suppliers and Customers IT and Non-IT Systems
     ---------------------------------------------

     The Company has identified all significant suppliers and customers and has started the process of sending surveys and conducting formal communications to determine the extent to which it may be affected by those third parties' Y2K preparedness plans. In the absence of adequate responses and disclosures from major suppliers and customers, the Company will attempt to make independent assessments. However, a compliance failure by a major supplier or customer, or one of their suppliers or customers, could have a material adverse effect on the Company's business or financial condition. As a result, in some cases the Company will develop contingency plans for suppliers and customers determined to be at risk of noncompliance or business disruption. Such plans could include finding alternative suppliers or manual intervention where necessary.

     Costs related to the Y2K issue are funded through operating cash flows. The Company presently believes that the total costs to obtain Y2K compliant systems will not exceed $250,000, which consists mostly of internal labor for programming and testing.

CERTAIN TRENDS AND UNCERTAINTIES

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of
1995, the Company is hereby filing cautionary statements identifying important risk factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by or on behalf of the Company.

     The Company wishes to caution readers that these factors, among others, could cause the Company's actual results to differ materially from those expressed in any projected, estimated or forward-looking statements relating to the Company.
The following factors should be considered in conjunction with any discussion of operations or results by the Company or its representatives, including any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors, or other communications by the Company.

     In making these statements, the Company is not undertaking to address or update each factor in future filings or communications regarding the Company's business or results, and is not undertaking to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, certain of these matters may have affected the Company's past results and may affect future results.

     RISKS INHERENT IN AGRICULTURAL OPERATIONS.  The
Company is subject to risks associated with its agricultural operations. Numerous factors can affect the price, yield and marketability of the crops grown on the Company's properties. Crop prices may vary greatly from year to year as a result of the relationship between production and market demand. For example, the production of a particular crop in excess of demand in any particular year will depress market prices, and inflationary factors and other unforeseeable economic changes may also, at the same time, increase operating costs with respect to such crops.
In addition, the agricultural industry in the United
States is highly competitive, and domestic growers and produce marketers are facing increased competition from abroad, particularly from Mexico.
There are also a number of factors outside of the Company's control that could, alone or in combination, materially adversely affect the
Company's agricultural operations, such as adverse weather conditions, insects, blight or other diseases, labor problems such as boycotts or strikes and shortages of competent laborers. The Company's operations may also be adversely affected by changes in governmental policies, social and economic conditions, and industry production levels.

     RISKS OF WATER DEVELOPMENT PROJECTS.   The
Company anticipates that it will continue to incur operating losses from its non-Sun World operations until such time as it is able to receive significant revenues from the development of its water development projects, including the Cadiz
Groundwater Storage and Dry-Year Supply
Program. In addition to the risk of delays associated with receiving all necessary regulatory approvals and permits, the Company may also encounter unforeseen technical difficulties, which could result in construction delays, and cost increases with respect to the Company's water development projects. The Company is continuing to negotiate the terms and conditions of water storage and supply programs with various California water agencies (including Metropolitan with respect to preparing the final agreement for the Cadiz
Groundwater Storage and Dry-Year Supply Program).
However, the outcome of other negotiations cannot be predicted with any degree of certainty. The circumstances under which transfers or storage of water can be made and the profitability of any transfers or storage are subject to significant uncertainties, including hydrologic risks of variable water supplies, risks presented by allocations of water under existing and prospective priorities, and risks of adverse changes to or interpretations of U.S. federal, state and local laws, regulations and policies.

     Other important risk factors that could cause the Company's actual results to differ materially from those expressed or implied by the Company or on behalf of the Company are discussed elsewhere within this Form 10-K in the sections entitled:
Seasonality, Regulation, Competition, Year 2000, and
Liquidity and Capital Resources.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates on long-term debt obligations that impact the fair value of these obligations. The Company's policy is to manage interest rates through the use of a combination of fixed and variable rate debt. The
Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. Other instruments, such as interest rate swaps, options, floors, caps or collars may also be used depending upon market conditions. No such instruments were used in 1998.

     The table below presents the principal amounts, weighted average interests rates, and fair values by year of scheduled maturities to evaluate the expected cash flows and sensitivity to interest rate changes (in thousands of dollars). Circumstances could arise which may cause interest rates and the timing and amount of actual cash flows to differ materially from the schedule below:

                                  Long-Term Debt
                     ----------------------------------------
                              Average                  Average
                      Fixed   Interest     Variable    Interest
Expected Maturity     Rate      Rate         Rate        Rate
-----------------     ----      ----         ----        ----

  1999             $     327       7.7%     $    286       7.8%
  2000                15,432       9.9%       10,038       9.9%
  2001                   445       7.6%          286       7.8%
  2002                   385       7.7%          286       7.8%
  2003                   285       7.8%          856       7.8%
  Thereafter         115,932      11.2%          -0-         -
                    --------     -----       --------     -----

  Total            $ 132,806     11.0%      $ 11,752       9.6%
                    ========     =====      ========      =====

  Fair Value at
    12/31/98       $ 139,206                $ 11,752
                    ========                ========

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is submitted in response to Part IV hereof. See the Index to Consolidated Financial Statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which the Company intends to file with the Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 1998.

ITEM 11. EXECUTIVE COMPENSATION

     The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which the Company intends to file with the Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

     The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which the Company intends to file with the Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which the Company intends to file with the Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 1998.

                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

     (a)  1.   Financial Statements.  See Index to
               Consolidated Financial Statements.

          2. Financial Statement Schedules. See Index to Consolidated Financial Statements.

          3.   Exhibits.

     The following exhibits are filed or incorporated by reference as part of this Annual Report.

          3.1 Certificate of Incorporation of the Company, as amended(2)

          3.2  Amendment to Certificate of Incorporation dated
               November 12, 1996(3)

          3.3  Amendment to Certificate of Incorporation dated
               September 1, 1998(13)

          3.4  Bylaws of the Company, as amended to date(4)

          3.5 Amended and Restated Certificate of Incorporation of Sun World, Inc.(10)

          3.6  Certificate of Merger of Sun World International,
               Inc. into Sun World, Inc.(10)

          3.7  Agreement and Plan of Merger of Sun World, Inc.
               and Sun World International, Inc.(10)

          3.8  Amended and Restated Bylaws of Sun World International,
               Inc.(10)

          4.1 Specimen Form of Stock Certificate for the Company's registered stock(13)

          4.2 Certificate of Designations of 6% Convertible Series A Preferred Stock(1)

          4.3 Certificate of Designations of 6% Convertible Series B Preferred Stock(5)

          4.4 Certificate of Designations of 6% Convertible Series C Preferred Stock(1)

          4.5 Indenture dated as of April 16, 1997 among Sun World as issuer, Sun World and certain subsidiaries of Sun World as guarantors, and IBJ Whitehall Bank & Trust Company as trustee, for the benefit of holders of 11-1/4% First Mortgage Notes due 2004 (including as Exhibit A to the Indenture, the form of the Global Note and the form of each Guarantee)(8)

          4.6  Form of Amendment to Indenture dated as of October 9,
               1997(11)

          4.7  Form of Amendment to Indenture dated as of January 23,
               1998(12)

         10.1  The Company's 1996 Stock Option Plan(6)

         10.2 Form of Employment Agreement dated September 13, 1996 between Sun World, the Company and Timothy J. Shaheen(7)

         10.3 Form of Employment Agreement dated September 13, 1996 between Sun World, the Company and Stanley E. Speer(7)

         10.4  Form of Sun World Executive Officer Employment Agreement(9)

         10.5 Credit Agreement between the Company and ING Baring (U.S.) Capital Corporation dated November 25, 1997(12)

         10.6 Revolving Credit Note between the Company and ING Baring (U.S.) Capital Corporation dated November 25, 1997(12)

         10.7 Employment Agreement between the Company and Keith Brackpool dated February 1, 1998(12)

         10.8 Principles for an Agreement between the Metropolitan Water District of Southern California and the Company dated August 14, 1998(13)

         21.1  Subsidiaries of the Registrant

         23.1 Consent of Independent Accountants (included in Part IV of the Form 10-K)

         27.1  Financial Data Schedule


          (1) Previously filed as Exhibit to the Company's Report on Form 8-K dated September 13, 1996

          (2) Previously filed as Exhibit to the Company's Registration Statement of Form S-1 (Registration No. 33-75642)
               declared effective May 16, 1994

          (3) Previously filed as Exhibit to the Company's Report on Form 10-Q for the quarter ended September 30, 1996

          (4) Previously filed as Exhibit to the Company's Report on Form 8-K dated May 6, 1992

          (5) Previously filed as Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996

          (6) Previously filed as Exhibit A to the Company's Proxy Statement relating to the Annual Meeting of Stockholders held on November 8, 1996

          (7) Previously filed as Exhibit to the Company's Transition Report on Form 10-K for the nine months ended December 31, 1996

          (8) Previously filed as Exhibit to Amendment No. 1 to the Company's Form S-1 Registration Statement No. 333-19109

          (9) Previously filed as Exhibit to the Company's Report on Form 10-Q for the quarter ended March 31, 1997

          (10) Previously filed as Exhibit to Sun World's Form S-4 Registration Statement No. 333-31103

          (11) Previously filed as Exhibit to Amendment No. 2 to Sun World's Form S-4 Registration Statement No. 333-31103

          (12) Previously filed as Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1997

          (13) Previously filed as Exhibit to the Company's Report on Form 10-Q for the quarter ended September 30, 1998

     (b)  Reports on Form 8-K

          1. Report on Form 8-K dated December 7, 1998, describing the expiration of an offer made by the Company's Sun World subsidiary to purchase Series B First Mortgage Notes using proceeds received from the October 1998 sale of substantially all of the assets of ASC/SWB Partnership (formerly American SunMelon), a watermelon seed company in which Sun World holds a 50% interest.


                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CADIZ INC.


By:  /s/  Keith Brackpool          By: /s/  Stanley E. Speer
   -----------------------            ----------------------
     Keith Brackpool,                 Stanley E. Speer,
     Chief Executive Officer          Chief Financial Officer
     and Director                     and Secretary

     Date:  March 19, 1999            Date:  March 19, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

     Name and Position                   Date
     -------------------                -----

/s/  Dwight W. Makins               March 19, 1999
----------------------------
Dwight Makins, Chairman
of the Board and Director


/s/  Keith Brackpool                March 19, 1999
----------------------------
Keith Brackpool,
Chief Executive Officer
and Director
(Principal Executive Officer)


/s/  Stanley E. Speer               March 19, 1999
----------------------------
Stanley E. Speer,
Chief Financial Officer
and Secretary
(Principal Financial and
Accounting Officer)


/s/  Murray H. Hutchison            March 19, 1999
----------------------------
Murray H. Hutchison, Director


/s/  Mitt Parker                    March 19, 1999
----------------------------
Mitt Parker, Director


/s/  Timothy J. Shaheen             March 19, 1999
----------------------------
Timothy J. Shaheen, Director


/s/  Anthony L. Coelho              March 19, 1999
-----------------------------
Anthony L. Coelho, Director


                         CADIZ INC.
                INDEX TO FINANCIAL STATEMENTS
                                                                 Page

FINANCIAL STATEMENTS
--------------------

Report of Independent Accountants................................34

Consolidated Statement of Operations for the years ended
  December 31, 1998 and 1997, and the nine months ended
  December 31, 1996..............................................35

Consolidated Balance Sheet as of December 31, 1998 and 1997......36

Consolidated Statement of Cash Flows for the years ended
  December 31, 1998 and 1997, and the nine months ended
  December 31, 1996..............................................37

Consolidated Statement of Stockholders' Equity for the
  years ended December 31, 1998 and 1997,  and the nine
  months ended December 31, 1996.................................38

Notes to the Consolidated Financial Statements...................41


FINANCIAL STATEMENT SCHEDULES
------------------------------

Schedule I - Condensed Financial Information
  of Registrant for the years ended December 31, 1998
  and 1997, and the nine months ended December 31, 1996..........57

Schedule II - Valuation and Qualifying Accounts for the
  years ended December 31, 1998 and 1997, and the nine months ended December 31, 1996........................................60




(Schedules other than those listed above have been omitted since they are either not required, inapplicable, or the required information is included on the financial statements or notes thereto.)

                REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Cadiz Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cadiz Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, and the nine months ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/  PricewaterhouseCoopers
--------------------------------
     PricewaterhouseCoopers LLP


Los Angeles, California
February 19, 1999



                         CADIZ INC.

             CONSOLIDATED STATEMENT OF OPERATIONS

                                                       Nine Months
                                        Year Ended        Ended
                                       December 31,    December 31,
(In thousands except per share data)  1998      1997       1996
------------------------------------------------------------------------
Revenues                             $95,845   $98,769    $22,942
Income from partnerships              10,699     1,388        838
                                     -------   -------    -------

 Total revenues                      106,544   100,157     23,780
                                     -------   -------    -------
Costs and expenses:
 Cost of sales                        74,742    76,566     17,725
 General and administrative           11,736    11,873      6,057
 Special litigation                    1,308       683        394
 Litigation benefit                        -    (3,780)         -
 Depreciation and amortization         8,688     7,745      1,039
                                     -------   -------    -------

 Total costs and expenses             96,474    93,087     25,215
                                     -------   -------    -------

Operating profit (loss)               10,070     7,070     (1,435)

Interest expense, net                 17,540    15,608      5,203
                                     --------  --------   -------

Loss before income taxes              (7,470)   (8,538)    (6,638)

Income tax benefit                         -         -       (641)
                                     -------    -------    -------

Net loss                              (7,470)   (8,538)    (5,997)

Less:  Preferred stock dividends           -    (1,213)      (674)

       Imputed dividend on
        preferred stock                    -         -     (2,451)
                                     -------    -------    -------

Net loss applicable to common stock  $(7,470)  $(9,751)   $(9,122)
                                     =======   ========   ========

Net loss per common share            $  (.23)  $  (.33)   $  (.44)
                                     ========   ========   ========

Weighted average shares outstanding   33,173     29,485    20,500
                                     =======     =======   =======

    See accompanying notes to the consolidated financial statements.

                             CADIZ INC.

                     CONSOLIDATED BALANCE SHEET

                                                  December 31,
($ in thousands)                                1998        1997
                                                ----        ----

ASSETS

Current assets:
 Cash and cash equivalents                   $ 13,635     $ 5,298
 Accounts receivable, net                       6,295       5,881
 Inventories                                   15,019      13,838
 Prepaid expenses and other                       992       1,161
                                               -------    --------

  Total current assets                         35,941      26,178

Investment in partnerships                      1,169       6,327

Property, plant, equipment and
 water programs, net                          166,022     160,042

 Other assets                                  11,227      10,502
                                               -------    -------

                                            $ 214,359   $ 203,049
                                            =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                              $8,753     $ 8,517
 Accrued liabilities                            6,846       6,114
 Long-term debt, current portion                  613         519
                                               -------    -------

  Total current liabilities                    16,212      15,150

Long-term debt                                 142,317    131,689

Deferred income taxes                            5,447      5,447

Other liabilities                                  673        382

Commitments and contingencies

Stockholders' equity:

 Common stock - $.01 par value;
 45,000,000 shares authorized;
 shares issued and outstanding
 33,592,261 at December 31, 1998
 and 32,646,661 at December 31, 1997               336        326

Additional paid-in capital                     127,662    120,873

Accumulated deficit                            (78,288)   (70,818)
                                               -------    -------

 Total stockholders' equity                     49,710     50,381
                                               -------    -------

                                             $ 214,359  $ 203,049
                                             =========   =========

    See accompanying notes to the consolidated financial statements.

                         CADIZ INC.

            CONSOLIDATED STATEMENT OF CASH FLOWS

                                                       Nine Months
                                         Year Ended       Ended
                                        December 31,   December 31,
($ in thousands)                       1998      1997      1996
                                       ----      ----      ----

Cash flows from operating activities:
 Net loss                             $(7,470)  $(8,538)   $(5,997)
 Adjustments to reconcile net loss
   to net cash (used for) provided
   by operating activities:
    Depreciation and amortization       10,601     9,227      1,654
    Litigation benefit                       -    (3,780)         -
    Issuance of stock for services         374       470          -
    Interest capitalized to debt             -       315        481
    (Gain) loss on disposal of assets     (207)       99          -
    Share of partnership operations    (10,699)   (1,388)      (838)
    Changes in operating assets and
     liabilities:
      (Increase) decrease in accounts
       receivable                         (414)    1,652     11,367
      (Increase) decrease
       in inventories                   (1,559)      570      1,000
      Decrease (increase) in
       prepaid expenses and other          307        64       (428)
      Increase (decrease) in
       accounts payable                    236       672     (6,798)
      Increase in accrued liabilities      916     1,332         68
      Decrease in other current
       liabilities                           -      (591)         -
      Increase (decrease) in other
       liabilities                         18        54       (674)
                                       ------   -------    -------

    Net cash (used for) provided by
     operating activities              (7,897)      158       (165)
                                       ------   -------    -------
Cash flows from investing activities:
 Additions to property, plant and
  equipment                            (7,308)   (2,114)      (895)
 Additions to water programs             (856)     (400)      (343)
 Additions to developing crops         (3,396)   (4,725)      (187)
 Proceeds from disposal of property,
  plant and equipment                     388     2,817     12,415
 Partnership distributions             15,859     1,165        140
 Acquisition of Sun World, net of
  cash acquired                            -         -     (4,474)
 (Increase) decrease in other assets   (2,020)      358          -
                                       ------   -------    -------

    Net cash provided by (used for)
     investing activities               2,667    (2,899)     6,656
                                       ------   -------    -------
Cash flows from financing activities:
 Net proceeds from issuance of stock    2,154     1,690     37,761
 Proceeds from issuance of
  long-term debt                       12,000   120,089          -
 Principal payments on
  long-term debt                         (587) (141,248)   (16,428)
 Proceeds from short-term
  borrowings, net                           -         -        330
 Debt issuance costs                        -    (5,799)         -
                                       ------   -------    -------
    Net cash provided by (used for)
     financing activities              13,567   (25,268)    21,663
                                       ------   -------    -------

Net increase (decrease) in cash and
 cash equivalents                       8,337   (28,009)    28,154

Cash and cash equivalents, beginning
 of period                              5,298    33,307      5,153
                                       ------   -------    -------

Cash and cash equivalents,
 end of period                       $ 13,635   $ 5,298   $ 33,307
                                       ======   =======   ========

    See accompanying notes to the consolidated financial statements.

                           CADIZ INC.

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


For the Years Ended December 31, 1998 and 1997, and the Nine Months Ended December 31, 1996
($ in thousands)
                                                                      Total
                                                Additional Accumu-    Stock
                Preferred Stock     Common Stock  Paid-in  lated      holders'
                Shares   Amount   Shares   Amount Capital  Deficit    Equity
                ------   ------   ------   ------ -------  -------    ------
Balance as of
March 31, 1996      -    $    - 19,247,611 $ 192 $ 72,957  $(54,396) $ 18,753

Exercise of stock
options and
warrants            -         -    335,000     3      939         -       942

Common stock
issued for
acquisition of
of Sun World        -         -  1,153,908    12    3,576         -     3,588

Net proceeds
from private
placements of
preferred
stock           1,300         -          -     -   10,688         -    10,688

Cash dividends
paid on
conversion of
preferred stock     -         -          -     -        -       (99)      (99)

Dividends paid
on conversion
of preferred
stock               -         -     28,777     -      127      (127)        -

Accrued dividends
on preferred stock  -         -          -     -        -      (448)     (448)

Conversion of
redeemable
preferred
stock to
common stock        -         -     53,332     1      199         -       200

Conversion of
preferred stock
to common stock  (960)        -  2,627,240    26      (26)        -         -

Issuance of
stock warrants
for services        -         -          -     -      114         -       114

Net loss            -         -          -     -        -    (5,997)   (5,997)
                -----   ------- ----------  ---- -------- --------- ---------
Balance as
of December 31,
1996              340   $     -  23,445,868 $234 $ 88,574  $(61,067) $ 27,741
                -----   ------- ----------  ---- -------- --------- ---------

Conversion of
redeemable
preferred
stock to
common stock        -         -   7,314,917   73   27,358         -    27,431

Exercise of
stock options
and warrants       -          -     588,500    7    1,358         -     1,365

Common stock
issued to
satisfy Sun
World purchase
liability          -          -      65,000    1      324         -       325

Preferred
dividends
paid with
common stock       -          -     361,251    3    1,714         -     1,717

Issuance of
warrants to
a lender           -          -          -     -    1,083         -     1,083

Stock issued
for services       -          -     75,000     1      329         -       330

Issuance of
stock for
refinancing        -          -     30,000     -      140         -       140

Conversion of
preferred stock
to common stock (340)         -    766,125     7       (7)        -         -

Accrued
dividends on
preferred stock    -          -          -     -        -    (1,213)   (1,213)

Net loss           -          -          -     -        -    (8,538)   (8,538)
               -----    ------- ----------  ---- -------- --------- ---------
Balance as
of December
31, 1997           -    $     - 32,646,661 $ 326 $120,873  $(70,818) $ 50,381
               -----    ------- ----------  ---- -------- --------- ---------

Exercise
of stock
options            -          -    515,600     6    2,148         -     2,154

Issuance of
warrants to
lender             -          -          -     -    1,643         -     1,643

Stock issued
for services       -          -     55,000     -      374         -       374

Acquisition
of hydrological
research
company            -          -    375,000     4    2,624         -     2,628

Net loss           -          -          -     -        -    (7,470)   (7,470)
               -----    ------- ----------  ---- -------- --------- ---------
Balance as
of December
31, 1998           -    $     - 33,592,261  $336 $127,662  $(78,288) $ 49,710
              ======    ======= ==========  ==== ========  ========  ========


      See accompanying notes to the consolidated financial statements.

                              CADIZ INC.

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS
-----------------------------------

     Effective September 1, 1998, Cadiz Land Company, Inc. changed its name to Cadiz Inc. (the "Company"). The Company currently has agricultural operations and is developing the water resource segment of its business. The primary business of the Company is to acquire and develop water and agricultural resources. The Company has created an integrated and complementary portfolio of assets encompassing undeveloped land with high-quality groundwater resources and/or storage potential, prime agricultural properties located throughout central and southern California with secure and reliable water rights, and other contractual water rights. Management believes that, with both the increasing scarcity of water supplies in California and an increasing population, the Company's access to water will provide it with a competitive advantage both as a major agricultural concern and as a supplier of water, which will lead to continued appreciation in the value of the Company's portfolio.

     On September 13, 1996, the Company significantly enhanced this portfolio through its acquisition of Sun World International, Inc. and its wholly-owned subsidiaries, collectively referred to as "Sun World," and became a vertically integrated agricultural company. Today, Sun World farms more than 21,000 acres, primarily located in two major growing areas of California: the San Joaquin Valley and the Coachella Valley. Fresh produce, including table grapes, treefruit, peppers and watermelons, is marketed and shipped to food wholesalers and retailers throughout the United States and to more than 30 foreign countries. As of December 31, 1998, Sun World owned four cold storage and/or packing facilities in California, of which three are operated and one is leased to a third party.

     In addition, the acquisition of Sun World provided the Company with valuable water rights throughout central and southern California. The Company's landholdings, which now total approximately 58,300 acres, are located adjacent to the Colorado River and the major aqueduct systems of central and southern California. The Company expects to utilize its resources to participate in a broad variety of water storage and supply projects, including the storage and supply of surplus water for public agencies that require supplemental sources of water for exchanges or transfers to third parties.

     In 1998, the Company and the Metropolitan Water District of Southern California ("Metropolitan") verified the feasibility of and approved principles and terms for a water storage and supply program at its Cadiz, California property. The Cadiz Groundwater Storage and Dry-Year Supply Program (the "Program") will enhance southern California water supply reliability in two ways, providing a new dry-year water supply and much-needed storage. During wet years or periods of excess supply, Metropolitan will store surplus Colorado River water in the aquifer system underlying the Company's Cadiz property. During dry years, the previously imported water, together with additional existing groundwater, will be extracted and delivered, via a 35-mile conveyance pipeline, to Metropolitan's service area. During the 50-year term of the agreement, Metropolitan will store a minimum of 500,000 acre-feet of Colorado River water and purchase a minimum of 1,100,000 acre-feet of existing groundwater for transfer. The Program will have the capacity to convey up to 150,000 acre-feet of water per year. The Company and Metropolitan have commenced the environmental review process required by state and federal environmental laws for the Program and construction of pilot spreading basins, which will model and further analyze the storage and extraction of water. Additionally, engineering and optimization studies are currently being finalized for the design of the Program's capital facilities.

     Although the development and management activities of the Company are currently focused on agricultural operations (primarily through its wholly-owned subsidiary, Sun World) and water resource development, the Company will continue to develop and manage its land, water and agricultural resources for their highest and best uses.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sun World (since September 14, 1996), and Southwest Fruit Growers Limited Partnership, a limited partnership ("SWFG") in which the Company was the general partner and had an approximate 66.3 percent partnership interest. Allocable loses incurred through the year ended March 31, 1991 served to eliminate the minority interest in SWFG for accounting purposes. On November 5, 1998, the Company purchased the assets of SWFG and the partnership dissolved. All material intercompany balances and activity have been eliminated from the consolidated financial statements.

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

REVENUE RECOGNITION

     The Company recognizes crop sale revenue, packing revenue and marketing commissions upon shipment to customers.

RESEARCH AND DEVELOPMENT

     Sun World incurs costs to research and develop new varieties of proprietary products. Research and development costs are expensed as incurred. Such costs were approximately $1,249,000 for the year ended December 31, 1998, $809,000 for the year ended December 31, 1997, and $120,000 for the period from September 14, 1996 to December 31, 1996.

NET LOSS PER COMMON SHARE

     Basic Earnings Per Share (EPS) is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any, by the weighted average common shares outstanding. Because the Company had a net loss for all periods presented, basic EPS equals diluted EPS. As described in Note 13, the terms for conversion of the Series B and C preferred stock issued during the nine months ended December 31, 1996 afforded the holders a conversion price lower than the market price of the common stock at the time of issuance in order to recognize the sales and other market restrictions of the unregistered common stock to be issued upon conversion. The difference between the conversion price and market price has been reported as an imputed dividend for purposes of calculating basic EPS, although no assets of the Company will ever be expended. The imputed dividend of $2,451,000 had the effect of increasing the loss per share for the nine months ended December 31, 1996 by $0.11. It should be noted that the imputed dividend has been given no other accounting recognition in the financial statements of the Company for that period and any subsequent period. All shares for all series of preferred stock had been converted to common stock as of December 31, 1997.

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

INVESTMENT IN PARTNERSHIPS

     Sun World, through a wholly-owned subsidiary, owns a 50% interest in ASC/SWB Partnership, formerly named American Sunmelon (the "Partnership"). In October 1998, the Partnership sold substantially all of its assets to a third party for $35 million in cash. In conjunction with the sale, Sun World received an initial distribution of $15.2 million from the Partnership. The Partnership was engaged in proprietary development, production, and marketing of seedless watermelon seed. Sun World accounts for its investment in the Partnership using the equity method. During 1997, Sun World sold its 50% interest in the Sun Date partnership.

PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

     Property, plant, equipment and water programs are stated at cost.

     The Company capitalizes direct and certain indirect costs of planting and developing orchards and vineyards during the development period, which varies by crop and generally ranges from three to seven years. Depreciation commences in the year commercial production is achieved.

     Permanent land development costs, such as acquisition costs, clearing, initial leveling and other costs required to bring the land into a suitable condition for general agricultural use, are capitalized and not depreciated since these costs have an indeterminate useful life.

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

OTHER ASSETS

     As a result of a merger in May 1988 between two companies, which eventually became known as Cadiz Inc., an excess of purchase price over net assets acquired in the amount of $7,006,000 was recorded. This amount is being amortized on a straight-line basis over thirty years. Accumulated amortization was $2,493,000 and $2,259,000 at December 31, 1998 and December 31, 1997,
respectively.

     Capitalized loan fees represent costs incurred to obtain debt financing. Such costs are amortized over the life of the related loan. At December 31, 1998, the majority of capitalized loan fees relate to the issuance of the First
Mortgage Notes described in Note 10.

INCOME TAXES

     Income taxes are provided for using an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. A valuation allowance is provided when it is uncertain that some portion or all of the deferred tax assets will be realized.

SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest during the years ended December
31, 1998 and 1997 and the nine months ended December 31, 1996 was $15,348,000, $12,452,000 and $3,892,000,
respectively.

NOTE 3 - ACQUISITIONS
--------------------

     On September 13, 1996, the Company acquired all of the stock of a reorganized Sun World for approximately $179 million. Sun World and certain subsidiaries had filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on October 3, 1994. The acquisition of Sun
World was accounted for under the purchase method of accounting. Accordingly, the results of operations of Sun
World have been included in the consolidated financial statements since the date of acquisition.

     In January 1998, the Company issued 375,000 shares of common stock to a hydrological research company in order to acquire title to substantially all of its assets.

     In 1998, the Company purchased two citrus ranches in the San Joaquin Valley totaling approximately 2,000 acres for $3.8 million.

NOTE 4 - ACCOUNTS RECEIVABLE
-------------------------------

     Accounts receivable consist of the following (dollars in thousands):

                                                  December 31,
                                                1998       1997
                                                ----       ----
          Trade receivables                   $ 4,092    $  4,131
          Due from unaffiliated growers           231         535
          Other                                 2,257       1,502
                                               -------    -------

                                                6,580       6,168
          Less allowance for doubtful accounts  (285)       (287)
                                               -------    -------

                                              $ 6,295    $  5,881
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

     Revenues attributable to one national retailer totaled $11.9 million in 1998, $13.6 million in 1997 and $3.8 million for the period September 14, 1996 to December 31, 1996. Export sales accounted for approximately 8.5%, 11.4% and 20.6% of the Company's revenues for the years ended December 31, 1998 and 1997, and for the period September 14, 1996 to December 31, 1996, respectively.

NOTE 5 - INVENTORIES
---------------------

     Inventories consist of the following (dollars in thousands):


                                                   December 31,
                                                 1998       1997
                                                 ----       ----

          Growing crops                        $11,208    $ 9,955
          Pepper seed                           1,344       1,648
          Harvested product                       360         169
          Materials and supplies                2,107       2,066
                                               -------    --------

                                             $ 15,019    $ 13,838
                                             =========   ========

NOTE 6 - PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS
------------------------------------------------------

     Property, plant, equipment and water programs consist of the following (dollars in thousands):

                                                   December 31,
                                                 1998       1997
                                                 ----       ----

     Land                                    $ 66,536    $ 64,005
     Permanent crops                           67,286      62,660
     Developing crops                           5,192       6,422
     Water programs                             8,482       5,284
     Buildings                                 21,397      20,667
     Machinery and equipment                   18,186      14,262
                                               -------    -------

                                               187,079    173,300
          Less accumulated depreciation        (21,057)   (13,258)
                                               -------    -------

                                             $ 166,022  $ 160,042
                                               =======    =======

NOTE 7 - OTHER ASSETS
--------------------

     Other assets consist of the following (dollars in thousands):

                                                   December 31,
                                                 1998        1997
                                                 ----        ----

     Capitalized loan fees, net                $4,159     $ 4,785
     Excess of purchase price over
       asset acquired, net                      4,514       4,747
     Capitalized trademark development, net       989         732
     Other                                      1,565         238
                                               -------    -------

                                               $11,227     10,502
                                                ======    =======

NOTE 8 - ACCRUED LIABILITIES
-----------------------------

     Accrued liabilities consist of the following (dollars in thousands):

                                                   December 31,
                                                 1998        1997
                                                -----        ----

          Interest                             $3,548     $ 2,989
          Payroll and benefits                  2,049       2,433
          Other                                 1,249         692
                                               -------    --------

                                               $6,846     $ 6,114
                                               =======    =======

NOTE 9 - REVOLVING CREDIT FACILITY
-----------------------------------

     In April 1998, Sun World entered into a one year $25 million Revolving Credit Facility. The Revolving Credit Facility is secured by eligible accounts receivable and inventory, and is guaranteed by the Company. Amounts borrowed under the facility will accrue interest at either prime plus 1.0% or LIBOR plus 2.50% at the Company's election. No amounts were outstanding under the Revolving Credit Facility at December 31, 1998. In February 1999, Sun World increased the Revolving Credit Facility to $30 million in conjunction with a one year renewal.

NOTE 10 - LONG-TERM DEBT
------------------------

     Management estimates that the fair value of the Company's long-term debt approximates the carrying value for all debt instruments except for the Series B First Mortgage Notes ("First Mortgage Notes"). The fair value of the First Mortgage Notes is estimated to be approximately $121.4 million based on quoted market prices as of December 31, 1998. At December 31, 1998 and December 31, 1997, the carrying amount of the Company's outstanding debt is summarized as follows (dollars in thousands):

                                                  December 31,
                                                 1998       1997
                                                ------     ------
     Cadiz obligations:

      Senior term bank loan, interest
       payable semi-annually, variable
       interest rate based upon LIBOR plus
       4% (9.97% at December 31, 1998 and
       7.78% at December 31, 1997)             $9,752     $ 9,752

      $15 million revolving line of credit,
       interest payable semi-annually
       at 8%                                   15,000       5,000

      Other                                        30          49

      Debt discount                            (1,628)       (935)
                                               -------    -------
                                               23,154      13,866
                                               -------    -------
     Sun World obligations:

      Series B First Mortgage Notes,
       interest payable semi-annually
       with principal due in April 2004,
       interest at 11.25%                      115,000    115,000

      Note payable to bank, quarterly
       principal installments of $72 plus
       interest payable monthly, due
       December 31, 2003, interest at prime
       (7.75% at December  31, 1998)             2,000          -

      Note payable to insurance company,
      quarterly installments of
      $93 (including interest), due
      September 13, 2006, interest at 7.75%      2,110      2,306

      Note payable to supplier, monthly
       installments of $104 (including
       interest) due March 1, 1998,
       interest at 10.00%                            -        205

      Note payable to finance company, monthly
      installments of $18 (including interest)
      due July 1, 2002, interest at 7.50%          666        831

                                               -------     ------
                                               119,776    118,342
                                               -------   --------

                                               142,930    132,208

      Less current portion                       (613)       (519)
                                               -------    -------

                                             $ 142,317  $ 131,689
                                              ========   ========

     Annual maturities of long-term debt outstanding,excluding
$1,628,000 representing the unamortized portion of warrants, on December 31, 1998 are as follows: 1999 - $613,000; 2000 -
$25,470,000; 2001 - $731,000; 2002 - $671,000; 2003 - $1,141,000
and thereafter - $115,932,000.

CADIZ OBLIGATIONS

     The senior term bank loan is secured by substantially all of the Company's non-Sun World related property. With Cadiz' election to extend the loan in April 1998, the maturity date of the obligation is April 30, 1999, with interest at a rate of LIBOR plus 400 basis points, payable at LIBOR semi-annually, with the remaining accrued interest deferred until maturity. In connection with obtaining the one-year extension, the Company issued warrants to purchase 75,000 shares of the Company's common stock at $11.81, the market price at issuance. The fair value of the warrants totaled $394,000 and is being amortized over one year. The Company has the right to obtain an additional one-year extension. If the Company elects to exercise the option to extend the note for an additional year, the interest rate will be further adjusted and the Company will be required to issue additional warrants to the lender.

     In November 1997, the Company entered into a three-year $15 million revolving credit facility. The facility is secured by a second lien on substantially all of the non-Sun World assets of the Company. Principal is due in 2000. The Company had $15 million outstanding under the facility at December 31, 1998. The Company issued 200,000 warrants in connection with the initial borrowings at $7.00, the market price at issuance. The total fair value of the warrants was $920,000 and has been recorded as a debt discount and is being amortized over the three-year term of the facility. The Company issued warrants to purchase 150,000 shares of the Company's common stock at $7.00 during 1998 in connection with additional draws on the facility. The fair value of the warrants of $1,249,000 has been recorded as a debt discount and is being amortized over the remaining life of the facility.

SUN WORLD OBLIGATIONS

     In April 1997, Sun World restructured its long-term debt by issuing $115 million of Series A First Mortgage
Notes through a private placement. The notes have subsequently been exchanged for Series B First Mortgage
Notes which are registered under the Securities Act of 1933 and publicly traded. Sun World utilized the proceeds from the debt offering and existing cash on hand to repay debt totaling approximately $130 million.

     The First Mortgage Notes are secured by a first lien (subject to certain permitted liens) on substantially all of the assets of Sun World and its subsidiaries other than growing crops, crop inventories and accounts receivable and proceeds thereof, which secure the Revolving Credit Facility. The First Mortgage Notes are also guaranteed by certain subsidiaries and the Company pledged all of the stock of Sun World. The First Mortgage Notes mature April 15, 2004, but are redeemable at the option of Sun World, in whole or in part, at any time on or after April 15, 2001. The First Mortgage Notes include covenants which restrict the Company's ability to receive distributions from Sun World.


NOTE 11 - INCOME TAXES
------------------------

     Deferred taxes are recorded based upon differences
between the financial statement and tax basis of assets and
liabilities and available carryforwards.  Temporary
differences and carryforwards which gave rise to a
significant portion of deferred tax assets and liabilities
as of December 31, 1998 and 1997 are as follows (in
thousands):
                                                       December 31,
                                                    1998         1997
                                                    ----         ----
   Deferred tax liabilities:
     Net fixed asset basis difference             $  5,618     $  4,841
     Net basis difference in partnership
      investments                                        -        3,886
     Other                                               -        1,268
                                                   -------     --------

       Total deferred tax liabilities                5,618        9,995
                                                   -------      -------

   Deferred tax assets:
     Net operating losses                           25,813       25,815
     Reserve for notes receivable                    1,178        1,178
     State taxes                                     1,649        1,779
     Other                                             550        1,097
                                                   -------     --------

       Total deferred tax assets                    29,190       29,869

     Valuation allowance for deferred
      tax assets                                   (29,019)     (25,321)
                                                   -------     --------

       Net deferred tax assets                         171        4,548
                                                    ------     --------

       Net deferred tax liability                 $  5,447     $  5,447
                                                   =======     ========

     As of December 31, 1998, the Company had net operating loss (NOL) carryforwards of approximately $73.2 million for federal income tax purposes. Such carryforwards expire in varying amounts through the year 2012. In accordance with the Tax Reform Act of 1986, NOL utilization may be subject to an annual limitation. When there is a change of ownership of more than 50% (as defined) of a corporation, the use of any NOL is limited annually to an amount defined by law. As of December 31, 1998, $21.7 million of NOL carryforwards are limited to utilization of $4.5 million per year. The remaining NOLS are not limited on an annual basis.

     As of December 31, 1998, the Company has state NOL carryforwards of $10.6 million. These NOL carryforwards expire in varying amounts through the year 2002.

A reconciliation of the income tax benefit to the statutory federal income tax rate is as follows (dollars in thousands):

                                                           Nine
                                            Year          Months
                                           Ended          Ended
                                       December 31,   December 31,
                                       1998      1997      1996
                                      -----     -----       -----

  Expected federal income tax
     benefit at 34%                $ (2,540) $ (2,903)   $ (2,257)
  Loss with no tax benefit            2,414     2,981       1,790
  State income tax                      451         -           -
  Amortization                           79        79          60
  Utilization of net
   operating losses                    (601)        -        (696)
  Other non-deductible expenses         197     (157)         462
                                     ------    -------    -------

     Income tax benefit              $    -         -     $ (641)
                                     =======   =======    =======

NOTE 12 - EMPLOYEE BENEFIT PLANS
--------------------------------

     The Company has a 401(k) Plan for all employees of Cadiz. This plan contains no eligibility requirements and contributions by the Company are discretionary. To date, no contributions to this plan have been made by the Company.

     Sun World has a 401(k) Plan for its salaried employees. Employees must work 1,000 hours and have completed one year of service to be eligible to participate in this plan. Sun World matches 75% of the first four percent deferred by an employee up to $1,500 per year. In addition, Sun World maintains a defined contribution pension plan covering substantially all of its employees who (i) are not covered by a collective bargaining agreement, (ii) have at least one year of service and (iii) have worked at least 1,000 hours. Contributions are 2% of each covered employee's salary. For those hourly employees covered under a collective bargaining agreement, contributions are made to a multi-employer pension plan in accordance with negotiated labor contracts and are generally based on the number of hours worked. Effective January 1, 1999, the Cadiz 401(k) plan is being merged into the Sun World 401(k) plan and renamed the Cadiz Inc. 401(k) plan.

NOTE 13 - PREFERRED AND COMMON STOCK
-------------------------------------

     During the nine months ended December 31, 1996, the Company issued (i) 27,431 shares totaling $27.6 million of newly authorized Convertible Series A Redeemable Preferred Stock; (ii) $10.0 million of newly authorized 6% Convertible Series B Preferred Stock and (iii) $3.0 million of newly authorized 6% Convertible Series C Preferred Stock. All preferred stock was converted to common stock as of December 31, 1997. During 1997, the Company paid $1,717,000 of preferred stock dividends with common stock.


NOTE 14 - STOCK-BASED COMPENSATION PLANS AND WARRANTS
------------------------------------------------------

STOCK OPTIONS AND WARRANTS

     The Company issues options pursuant to its 1996 Stock Option Plan (the "1996 Plan") and the 1998 Non-Qualified Stock Option Plan (the "1998 Plan") approved by the Board of Directors in February 1998. The plans provide for the granting of up to 3,000,000 shares. At December 31, 1998, the Company has 360,000 remaining options that can be granted under the plans. All options are granted at a price approximating fair market value at the date of grant, have vesting periods ranging from issuance date to five years, have maximum terms ranging from three to seven years and are issued to directors, officers, consultants and employees of the Company. During the year ended December 31, 1998, the Company granted options to purchase 525,000 shares of the Company's common stock at a weighted average exercise price of $9.12 per share.

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
                                                           Nine
                                         Year             Months
                                         Ended            Ended
                                      December 31,      December 31,
                                     1998       1997        1996
                                     ----       ----        ----
    Net loss:       As reported   $ (7,470)  $ (8,538)    $ (5,997)
                    Pro forma     $ (8,833)  $(10,203)    $ (6,655)
    Net loss per
     common share
                    As reported   $   (.23)  $   (.33)(a) $   (.44)(a)
                    Pro forma     $   (.27)  $   (.35)(a) $   (.48)(a)

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

                                                           Weighted-
                                               Options      Average
                                             Outstanding    Exercise
                                               Number        Price
                                               -----       ----------

  Outstanding at March 31, 1996                2,791,000     $  4.29
     Granted                                   1,800,000     $  4.62
     Expired or canceled                       (400,000)     $  5.50
     Exercised                                 (325,000)     $  2.79
                                               --------      -------

  Outstanding at December 31, 1996             3,866,000     $  4.44
     Granted                                     527,500     $  5.61
     Expired or canceled                       (120,000)     $  4.80
     Exercised                                 (348,500)     $  4.17
                                               --------      -------

  Outstanding at December 31, 1997             3,925,000     $  4.61
     Granted                                     525,000     $  9.12
     Expired or canceled                        (42,500)     $  6.44
     Exercised                                 (515,600)     $  4.18
                                                --------      -------

  Outstanding at December 31, 1998            3,891,900(a)   $  5.26
                                              =========      =======

  Options exercisable at December 31, 1996    1,966,000      $  4.30
                                              =========      =======

  Options exercisable at December 31, 1997    2,297,500      $  4.40
                                              =========      =======

  Options exercisable at December 31, 1998    2,472,900      $  4.50
                                              =========      =======

  Weighted-average fair value of
     options granted during the year
     ended December 31, 1998                  $    3.60
                                              =========
  Weighted-average remaining contractual
     life of options outstanding at
     December 31, 1998                             2.11
                                              =========

     (a) Exercise prices vary from $4.25 to $9.375 and expiration dates vary from May 1999 to November 2003.

    During the years ended December 31, 1998 and 1997, and the nine months ended December 31, 1996, the Company issued 225,000, 275,000 and 30,000 warrants with weighted-average exercise prices of $8.60, $6.45 and $3.55, respectively. During the year ended December 31, 1997 and the nine months ended December 31, 1996, 240,000 warrants with a weighted-average exercise price of $0.05 and 10,000 warrants with a weighted-average exercise price of $3.55 were exercised, respectively. No warrants expired or were canceled during any of the three periods discussed. At December 31, 1998, there were 500,000 warrants outstanding at a weighted-average exercise price of $7.43 per share, which expire through 2004. See Note 10 for further discussion of these warrants.

RESTRICTED STOCK AWARD

     Following the acquisition of Sun World in 1996, the Company's Chief Executive Officer was awarded a stock bonus of 125,000 shares of restricted common stock at no cost.
25,000 and 75,000 of these shares were issued during the year ended December 31, 1998 and 1997, respectively. The remaining 25,000 shares will be issuable in September 1999.
Compensation expense is being recognized as earned over the period of service.


NOTE 15 - CONTINGENCIES
-----------------------

     In December 1995 the Company filed an action relative to the proposed construction and operation of a landfill (the "Rail-Cycle Project") which was to be located adjacent to the Company's Cadiz property with the Superior Court in San Bernardino County, California. The action challenges the various decisions by the County of San Bernardino relative to the proposed Rail-Cycle Project. Named in this action in addition to the County of San Bernardino, were the Board of Supervisors for the County of San Bernardino, three individual members of the Board of Supervisors, an employee of the County and Rail-Cycle, L.P. ("Rail-Cycle") whose general partner is controlled by Waste Management, Inc. ("WMI").

     The Company continues to believe the proposed Rail-
Cycle Project, if constructed and operated as currently designed, poses environmental risks both to the Company's agricultural operations at Cadiz and to the groundwater basin underlying the Cadiz property. Accordingly, the Company intends to pursue a claim for damages against the County of San Bernardino and Rail-Cycle and the action seeks compensatory damages. On or about September 30, 1998, the court granted defendants' motions for summary judgement finding that the Company's procedural due process claim is not ripe due to the fact that, as the Rail-Cycle Project cannot proceed without voter approval of a business license tax, there is no actual concrete injury at this point in time. The Company has appealed this decision.

     On October 24, 1997, the Company filed suit in the United States District Court, for the Central District of California, against WMI and certain key executives and consultants of WMI, and certain other parties in interest as to the proposed Rail-Cycle Project (the "Federal Court Action"). The Complaint as originally filed asserted claims arising under both federal and state law arising from activities of defendants adverse to the Company in connection with the Rail-Cycle Project. In December 1997, the federal district judge, on his own motion, severed the state law claims from the complaint and dismissed them without prejudice. Those claims were reasserted in a state proceeding filed on January 8, 1998 in Los Angeles Superior Court (West Division) (the "State Court Action").

    On or about April 27, 1998, in response to motions to dismiss filed by various defendants in the Federal Court Action, an order was entered granting the Company leave to amend its complaint. In addition, pursuant to that order, the Company's claims for stock manipulation pursuant to
Section 10(b) of the Exchange Act against the WMI defendants and its RICO claims against San Bernardino County officials Marsha Turoci and Michael Dombrowski were dismissed without leave to amend. Judgements were subsequently entered in favor of defendants with respect to these claims. Based upon the criminal indictments against certain defendants described below and other evidence made available to the Company on account of the pending criminal investigation, the Company has filed appeals with the Ninth Circuit Court of Appeals seeking the reversal of the trial court's dismissal of these claims, and these appeals are currently pending. Upon the Company's motion, the remainder of the Company's claims in the Federal Court Action, which will be pursued in the State Court Action, have been dismissed without prejudice.

     In response to the State Court Action, the WMI defendants on or about April 15, 1998 sought and obtained a stay of the action, which expired by its own terms in December 1998. The Company intends to file a Second Amended
Complaint and will continue to vigorously prosecute its claims against the WMI defendants.

     During 1998, felony complaints were filed by the San Bernardino District Attorney charging a Waste Management employee and a consultant with multiple felony counts based upon their criminal activities in connection with the Rail-
Cycle Project, and, also during 1998, an indictment was handed down by a San Bernardino Special Criminal Grand Jury which charges WMI, certain affiliates and employees with 23 felony counts, all arising from WMI's scheme to sabotage the Company in retaliation for the Company's opposition to the Rail-Cycle Project. In addition, indictments were handed down for certain County employees for criminal activities in connection with the Rail-Cycle Project. The WMI consultant pleaded nolo contendere to four felony counts, including stock fraud and conspiracy to commit stock fraud, and was sentenced on December 3, 1998 for felonies, which include perjury in the Federal Court Action and the receipt of bribes.

     Prior to the acquisition of Sun World, the Internal Revenue Service (IRS) had filed claims against Sun World and certain of its subsidiaries (collectively "the Sun World Claimants"), for taxes refunded for workers that the IRS claims were employees. The Sun World Claimants contend that the workers are excluded from the definition of employment under the Internal Revenue Code. On January 21, 1998, the District Court ruled in favor of one of the Sun World Claimants. The IRS has appealed this decision. Accordingly, the Company released $3,780,000 of reserves related to this matter at December 31, 1997 which are reported on the Consolidated Statement of Operations as Litigation Benefit. Management believes that the likelihood of an unfavorable future outcome with regard to this matter is remote.

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


NOTE 16 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
------------------------------------------------------

                                         Quarter Ended
                        -----------------------------------------------
                        March 31,  June 30,  September 30,  December 31,
                          1998       1998         1998       1998

Revenues                $ 5,484    $ 22,619    $ 45,596    $ 32,845
Gross profit                471       5,664       8,008      17,659
Net (loss) income        (7,190)     (3,065)     (4,894)      7,679
Net (loss) income per
  common share             (.22)       (.09)       (.15)        .23


                                         Quarter Ended
                        -----------------------------------------------
                        March 31,  June 30,  September 30,  December 31,
                          1997       1997         1997       1997

Revenues                $ 4,805    $ 25,656    $ 52,949    $ 16,747
Gross (loss) profit        (213)      5,503      14,633       3,668
Net (loss) income        (7,396)    (3,569)       3,618      (1,191)
Preferred stock dividends  (438)      (766)          (9)          -
Net (loss) income per
  common share             (.33)      (.15)         .11        (.04)


                         CADIZ INC.

 SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                                 December 31,
BALANCE SHEET ($ in thousands):                 1998        1997
                                                ----        ----

ASSETS

Current assets:
 Cash and cash equivalents                     $7,493     $ 3,590
 Accounts receivable, net                          77          18
 Due from subsidiary                               71          86
 Prepaid expenses and other                       253         130
                                               --------   -------

  Total current assets                          7,894       3,824

Investment in subsidiary                       30,738      30,543

Property, plant, equipment and
  water programs, net                          32,174      26,769

Other assets                                    4,585       4,740
                                               -------    --------

                                               $75,391    $65,876
                                               =======    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                              $  701     $   710
 Accrued liabilities                            1,826         870
 Long-term debt, current portion                    9          20
                                               -------    -------

  Total current liabilities                     2,536       1,600

Long-term debt                                 23,145      13,846

Other liabilities                                   -          49

Commitments and contingencies

Stockholders' equity:

 Common stock - $.01 par value;
 45,000,000 shares authorized;
 shares issued and outstanding
 33,592,261 at December 31, 1998
 and 32,646,661 at December 31, 1997              336         326

Additional paid-in capital                     127,662    120,873

Accumulated deficit                            (78,288)   (70,818)
                                               --------   --------


 Total stockholders' equity                    $49,710    $50,381
                                               -------     ------

                                               $75,391    $65,876
                                               =======    =======


                         CADIZ INC.

 SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                                                       Nine Months
                                         Year Ended        Ended
Statement of Operations                 December 31,   December 31,
($ in thousands except
   per share data)                      1998     1997       1996
                                        ----     ----       ----

Revenues                            $ 2,003   $ 1,968     $ 1,278
                                     -------   -------    -------
Costs and expenses:
 Cost of sales                           49       270       1,329
 General and administrative           4,726     4,042       3,206
 Special litigation                   1,308       683         394
 Depreciation and amortization        1,182       994         773
                                     -------   -------    -------

 Total costs and expenses             7,265     5,989       5,702
                                     -------   -------    -------

Operating loss                       (5,262)   (4,021)    (4,424)

Profit (loss) from subsidiaries         195    (2,817)      (823)

Interest expense, net                 2,403     1,700       1,391
                                     ------    -------    --------

Loss before income taxes             (7,470)   (8,538)    (6,638)

Income tax benefit                        -         -         641
                                     -------   -------   --------

Net loss                             (7,470)   (8,538)    (5,997)

 Less:  Preferred stock dividends         -    (1,213)      (674)

 Imputed dividend on preferred stock      -         -     (2,451)
                                     -------   -------   -------

Net loss applicable to common stock  $(7,470)  $(9,751)   $(9,122)
                                     =======   =======   ========

Net loss per common share            $  (.23)  $  (.33)   $  (.44)
                                     =======   =======    ========

Weighted average shares outstanding   33,173    29,485     20,500
                                     =======   =======    =======


                         CADIZ INC.

 SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                                              Nine Months
                                              Year Ended         Ended
                                             December 31,     December 31,
Statement of Cash Flows ($ in thousands)    1998      1997        1996
                                            ----      ----        ----
Cash flows from operating
  activities:
 Net loss                                $ (7,470)  $ (8,538)   $ (5,997)
 Adjustments to reconcile
   net loss to net cash
   used for operating activities:
  Depreciation and amortization             2,230      1,462       1,388
  Issuance of stock for services              374        470           -
  (Gain) loss from subsidiaries              (195)     2,817         823
   Interest capitalized to debt                 -        315         481
  (Gain) loss on disposal of assets           (17)       138           -
  Changes in operating assets and
  liabilities:
   (Increase) decrease in accounts
     receivable                               (59)       192         411
   Decrease in inventories                      -          7         259
   (Increase) decrease in due
     from subsidiary                         (107)       131        (923)
   Increase in prepaid expenses
     and other                               (123)       (56)       (317)
   Decrease in accounts payable                (9)      (667)       (441)
   Increase in accrued liabilities          1,007        506         219
   Increase in deferred liabilities             -          -         375
   Decrease in other liabilities              (47)    (1,006)          -
                                          --------  --------     -------

  Net cash used for operating
    activities                             (4,416)    (4,229)     (3,722)
                                          -------     -------    -------

Cash flows from investing activities:
 Additions to property,
   plant and equipment                     (2,910)      (638)        (27)
 Additions to water programs                 (856)      (466)       (490)
 Proceeds from disposal of property,
  plant and equipment                          27         33        (187)
 Acquisition of Sun World                       -          -     (36,587)
 Decrease (increase) in other assets          (71)       153           -
                                          -------    -------     -------

  Net cash used for investing
   activities                              (3,810)      (918)    (37,291)
                                          -------    -------     --------

Cash flows from financing activities:
 Net proceeds from issuance of stock        2,150      1,690      37,761
 Proceeds from short-term debt, net            -           -         330
 Proceeds from issuance of long-term debt  10,000      5,084           -
 Principal payments on long-term debt         (21)    (9,231)          -
 Debt issuance costs                            -        (38)          -
 Dividends paid on conversion of
  preferred stock                               -          -         (99)
 Return of capital from subsidiary              -      9,100           -
                                          -------    -------     -------

  Net cash provided by financing
   activities                              12,129      6,605      37,992
                                          -------    -------     -------

Net increase (decrease) in cash and
 cash equivalents                           3,903      1,458      (3,021)

Cash and cash equivalents, beginning
 of period                                  3,590      2,132       5,153
                                          -------    -------      ------

Cash and cash equivalents, end of period  $ 7,493    $ 3,590     $ 2,132
                                          =======    =======     =======

                         CADIZ INC.

       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 1998 and 1997 and the nine months ended December 31, 1996 ($ in thousands)

                                 Additions Charged
                                         to
                       Balance at  ---------------
                       Beginning  Costs                       Balance
Year ended                 of      and     Other              at End
December 31, 1998        Period  Expenses Accounts Deductions Period
-----------------       -------  -------- -------- ---------- ------
 Allowance for
   doubtful accounts     $ 287    $ 130    $   -     $ 132     $ 285
                         =====    =====    =====     =====     =====

Year ended
December 31, 1997
-------------------
Allowance for
  doubtful accounts      $ 480     $  -     $   -     $ 193    $ 287
                         =====    =====    =====      =====    =====

Nine months ended
December 31, 1996
------------------
 Allowance for doubtful
  accounts               $   -     $ 107     $ 373     $   -   $ 480
                         =====     =====     =====     =====   =====

                      CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-83360, 33-63065, 333-35491 and 333-41367) and on Form S-3 (No. 333-53069) of
Cadiz Inc. of our report dated February 19, 1999, appearing on page 36 of this Form 10-K.



/s/ PricewaterhouseCoopers
--------------------------
PricewaterhouseCoopers LLP



Los Angeles, California
March 19, 1999