Form 10-Q
period 1999-03-31
CADIZ INC
filed 1999-05-13
CIK 727273

SECURITIES AND EXCHANGE COMMISSION
            Washington, D.C.  20549

                     FORM 10-Q

   [X]   QUARTERLY REPORT PURSUANT TO SECTION
               13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 1999

                        OR

   [  ] TRANSITION REPORT PURSUANT TO SECTION
                13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from............to............

          Commission File Number 0-12114



                                  CADIZ INC.
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

                               Yes  /X/       No


The number of shares outstanding of each of the Registrant's classes of Common Stock at May ____, 1999 was __________ shares of Common Stock, par value $0.01.

                       CADIZ INC.

                         INDEX

For the Three Months Ended March 31, 1999                  Page


PART I - FINANCIAL INFORMATION

I.   Consolidated Financial Statements

     A. Statement of Operations...............................2

     B. Balance Sheet.........................................3

     C. Statement of Cash Flows...............................4

     D. Statement of Stockholders' Equity.....................5

     E. Notes.................................................6


2.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations......................7

3.    Quantitative and Qualitative Disclosures about
      Market  Risk...........................................16


PART II  -  OTHER INFORMATION................................16


                           CADIZ INC.

              CONSOLIDATED STATEMENT OF OPERATIONS
                          (UNAUDITED)

For the Three Months Ended March 31,            1999      1998
                                                ----      ----
                                 ($ in thousands except per share data)


Revenues                                    $ 6,560  $ 5,053
Income from partnership                            -     431
                                             -------   ------

 Total revenues                                6,560    5,484
                                             -------   ------
Costs and expenses:
 Cost of sales                                 5,649    5,013
 General and administrative                    2,951    2,605
 Special litigation                              227      313
 Depreciation and amortization                   740      744
                                             -------   ------

 Total costs and expenses                      9,567    8,675
                                             --------  ------

Operating loss                               (3,007)   (3,191)

Interest expense, net                          4,414    3,999
                                             -------   ------

Net loss                                     $(7,421) $(7,190)
                                             =======   =======
Net loss per common share                    $  (.22) $  (.22)
                                             ========  =======

Weighted average shares outstanding           33,953    32,791
                                              =======   ======

See accompanying notes to the condensed consolidated financial statements.


                                 CADIZ INC.

                         CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)

                                            March 31,  December 31,
                                              1999       1998
                                              ----       ----
($ in thousands)

ASSETS
Current assets:
 Cash and cash equivalents                  $  4,976  $ 13,635
 Accounts receivable, net                      5,778     6,295
 Inventories                                  27,168    15,019
 Prepaid expenses and other                      766       992
                                              -------  -------

      Total current assets                    38,688    35,941

Investment in partnerships                     1,169     1,169

Property, plant, equipment and
  water programs, net                        166,463   166,022

Other assets                                  11,434    11,227
                                              -------  -------

                                           $ 217,754 $ 214,359
                                            --------   -------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                          $   8,360 $   8,753
 Accrued liabilities                          10,210     6,846
 Revolving credit facility                     4,100         -
 Long-term debt, current portion                 681       613
                                              -------   ------

      Total current liabilities               23,351    16,212

Long-term debt                               142,442   142,317

Deferred income taxes                          5,392     5,447

Other liabilities                                625       673

Commitments and contingencies

Stockholders' equity:

 Common stock - $.01 par value;
 45,000,000 shares authorized; shares
 issued and outstanding - 34,384,911 at
 March 31, 1999 and 33,592,261 at
 December 31, 1998                               344       336

Additional paid-in capital                   131,309   127,662

Accumulated deficit                          (85,709)  (78,288)
                                             --------  -------

 Total stockholders' equity                   45,944    49,710
                                              -------  -------

                                           $ 217,754 $ 214,359
                                            -------- ---------


See accompanying notes to the condensed consolidated financial statements.


                          CADIZ INC.

              CONSOLIDATED STATEMENT OF CASH FLOWS
                          (UNAUDITED)

For the Three Months Ended March 31,            1999          1998
($ in thousands)                                ----          ----

Cash flows from operating activities:
 Net loss                                    $ (7,421)      $ (7,190)
 Adjustments to reconcile net loss
  from operations to cash used for
  operating activities:
    Depreciation and amortization               1,194          1,052
    Issuance of shares for services                 -            264
    Gain on sale of assets                        (40)             -
    Share of partnership operations                 -           (431)
Changes in operating assets and liabilities:
     Decrease in accounts receivable              517          2,652
     Increase in inventories                  (10,611)        (7,456)
     Decrease in prepaid expenses and other       226            133
     Decrease in accounts payable                (393)        (1,358)
     Increase in accrued liabilities            3,514          3,760
     Decrease in other liabilities               (104)           (77)
                                              -------        -------

    Net cash used for operating activities    (13,118)        (8,651)
                                              -------        -------
-
Cash flows from investing activities:
 Additions to property, plant and equipment      (805)        (1,732)
 Proceeds from disposal of property,
   plant and equipment                             54             11
 Additions to water programs                     (669)          (385)
 Additions to developing crops                 (1,062)        (1,101)
 Partnership distributions                          -            210
 Increase in other assets                        (564)          (379)
                                               -------       -------

    Net cash used for investing activities     (3,046)        (3,376)
                                               -------       -------
Cash flows from financing activities:
 Net proceeds from issuance of stock            3,505            337
 Principal payments on long-term debt            (100)          (301)
 Net proceeds from short-term debt              4,100          9,792
                                              -------        -------

    Net cash provided by financing
     activities                                 7,505          9,828
                                              -------        -------

Net decrease in cash and cash equivalents      (8,659)        (2,199)

Cash and cash equivalents, beginning
  of period                                    13,635          5,298
                                              --------       -------

Cash and cash equivalents, end of period     $  4,976      $   3,099
                                              =======      =========



See accompanying notes to the condensed consolidated financial statements.

                            CADIZ INC.

             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (UNAUDITED)


For the Three Months Ended March 31, 1999

($ in thousands)


                                          Additional               Total
                         Common Stock      Paid-in  Accumulated Stockholders'
                       Shares    Amount    Capital    Deficit     Equity
Balance as of
  December 31, 1998   33,592,261  $ 336  $ 127,662   $ (78,288)  $  49,710

Exercise  of stock
  options                773,900      8      3,497           -       3,505

Stock  issued for
  services                18,750      -        150           -         150

Net loss                       -      -          -       (7,421)    (7,421)
                      ----------  -----    -------     --------     ------
Balance as of
  March 31, 1999      34,384,911  $ 344  $ 131,309    $ (85,709)  $ 45,944
                      ==========  ====== =========     ========    =======


     See accompanying notes to the consolidated financial statements.

                                 CADIZ INC.

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
-------------------------------
     The Condensed Consolidated Financial Statements have been prepared by the Company without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's latest Form 10-K for the year ended December 31, 1998. The foregoing Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments which the Company considers necessary for a fair presentation. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

     See Note 2 to the Consolidated Financial Statements included in the Company's latest Form 10-K for a discussion of the Company's accounting policies.

NOTE 2 - INVENTORIES

Inventories consist of the following (dollars in thousands):


                                          March 31,  December 31,
                                             1999       1998
                                             -----    ------

     Growing crops                        $ 21,367   $ 11,208
     Pepper seed                             1,230      1,344
     Harvested product                          24        360
     Materials and supplies                  4,547      2,107
                                           -------    -------

                                          $ 27,168   $ 15,019
                                            ======   ========

NOTE 3 - DEBT
----------------------

     In February 1999, Sun World renewed its seasonal revolving credit facility for an additional year and increased the facility to $30 million from $25 million. Amounts borrowed under the facility accrue interest at prime plus 1.0% or LIBOR plus 2.5% at the Company's election.

     Effective April 30, 1999, the Company obtained a one-year extension of its senior term bank loan totaling $10.3 million (including $0.5 million of accrued but unpaid interest). Pursuant to the extension agreement, the loan will accrue interest at LIBOR plus 2% and the Company will issue certain warrants.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------
                              (UNAUDITED)

RESULTS OF OPERATIONS

     The financial statements set forth herein as of and for the three months ended March 31, 1999 and 1998 reflect the results of operations for the Company and its wholly-owned subsidiary, Sun World International, Inc. ("Sun World").

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

     The following discussion contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements throughout this document. Specific factors that may cause such a difference include, but are limited to, price and yield fluctuations in the agricultural operations, seasonality, timing and terms of various approvals required to complete the Program. See additional discussions under the heading "Certain Trends and Uncertainties" in Item 7 of the Company's latest Form 10-K.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS
ENDED MARCH 31, 1998

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

     The table below sets forth, for the periods indicated, the results of operations for the Company's four main operating divisions (before elimination of any interdivisional charges) as well as the categories of costs and expenses incurred by the Company which are not included within the divisional results (in thousands):

                                          Three Months Ended
                                              March 31,
                                            1999      1998
                                           -----     -----

     Divisional net income (loss):
          Farming                          $  1,104    $  770
          Packing                              (199)     (421)
          Marketing                            (433)     (377)
          Proprietary product development        88       239
                                            -------    ------

                                                560       211

          General and administrative          2,600     2,345
          Special litigation                    227       313
          Depreciation and amortization         740       744
          Interest expense                    4,414     3,999
                                             ------    ------
          Net loss                        $ (7,421)  $ (7,190)
                                           ========   ========

     FARMING OPERATIONS. Net income from farming operations totaled $1.1 million for the three months ended March 31, 1999, compared to $0.8 million for the three months ended March 31, 1998. Operating results during the first quarter of 1999 and 1998 were derived primarily from lemon sales into the fresh and juice markets as well as sweet red peppers from Mexico. During the quarter ended March 31, 1999, farming results were favorably impacted by increased yields coupled with strong pricing for southern lemons due to lower industry volumes resulting from the December freeze in the San Joaquin Valley.

     PACKING OPERATIONS. For the quarter ended March 31, 1999, Sun World's four packing and handling facilities contributed revenues of $1.8 million offset by $2.0 million of expenses largely due to the fixed infrastructure associated with these facilities for a net loss of $0.2 million compared to a net loss of $0.4 million for the quarter ended March 31, 1998. Packing operations generally reflect a loss in the first quarter of the year as less than 10% of the annual volume is packed or handled during the quarter. Units packed during the quarter totaled 399,000 in 1999 compared to 384,000 in 1998. The Company packed 396,000 units in the Coachella facility in the first quarter of 1999 compared to 257,000 units in the first quarter of 1998. Units packed were higher in 1999 for both third party citrus and Company-farmed lemons at the Coachella facility. The increase in volume in Coachella more than offset the 124,000 unit reduction of citrus packed in the Kimberlina facility resulting from the freeze.

     MARKETING OPERATIONS. Sun World's marketing operations include the selling, merchandising and promoting of Sun World grown products, as well as providing these services for third party growers. During the three months ended March 31, 1999, a total of approximately 721,000 units were sold, consisting primarily of Company-farmed lemons, citrus from domestic third party growers in Coachella, and sweet red peppers from Mexico, compared to 810,000 units sold during the three months ended March 31, 1998. This reduction in units was primarily due to a reduction in the marketing of San Joaquin citrus resulting from the freeze in December and reduced yields on sweet red peppers from Mexico. Marketing revenues of $0.6 million were offset by marketing expenses of $1.0 million resulting in a net loss of $0.4 million for the first quarter of 1998 and 1999. Similar to the packing operations, marketing operations ordinarily reflect a loss during the first quarter of the year as less than 10% of the annual volume of units marketed are sold during the quarter.

     PROPRIETARY PRODUCT DEVELOPMENT. Sun World has a long history of product innovation, and its research and development center maintains a fruit breeding program that has introduced many proprietary fruit varieties during the past five years. During the three months ended March 31, 1999 and 1998, net income from proprietary product development was $0.1 million consisting of $0.4 million of international royalties primarily related to the Company's licensing agreement of the Sugraone table grape in South Africa offset by research and development expenses of $0.3 million. During the three months ended March 31, 1998, net income from proprietary product development was $0.2 million consisting primarily of profits from the Company's 50% partnership interest in American SunMelon offset by $0.3 million of research and development expenses. American SunMelon sold substantially all of its assets and distributed the majority of the proceeds to the partners in the fourth quarter of 1998.

     GENERAL AND ADMINISTRATIVE EXPENSES.   General and
administrative expenses during the three months ended March 31, 1999 totaled $2.6 million compared to $2.3 for the three months ended March 31, 1998. This increase primarily resulted from additional administrative costs incurred by Cadiz due to activity associated with the implementation of the Program.

     SPECIAL LITIGATION. The Company is engaged in lawsuits seeking monetary damages arising from activities adverse to the Company in conection with a landfill, which until its defeat by the voters of San Bernardino County in 1996, was proposed to be located adjacent to the Company's Cadiz/Fenner Valley properties. See "Item 1 - Legal Proceedings." During the three months ended March 31, 1999, expenses including litigation costs and professional fees totaled $0.2 million as compared to $0.3 million during the 1998 period.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three months ended March 31, 1999 and 1998 totaled $0.7 million.

     INTEREST EXPENSE, NET. Net interest expense totaled $4.4 million during the three months ended March 31, 1999, compared to $4.0 million during the same period in 1998. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                         Three Months Ended
                                              March 31,
                                            1999       1998
                                             ----      -----

  Interest on outstanding debt - Sun World   $   3,439 $  3,430
  Interest on outstanding debt - Cadiz             491      329
  Amortization of financing costs                  562      307
  Interest income                                  (78)     (67)
                                               -------   ------

                                              $  4,414  $ 3,999
                                               =======  =======

     The increase in interest expense to $4.4 million during the first quarter of 1999 from $4.0 million in 1998 is primarily due to (a) increased borrowings on the $15.0 million Cadiz Revolver (as defined below) compared to 1998 and (b) amortization of warrants issued for the Cadiz Revolver. Financing costs, which include legal fees and warrants, are amortized over the life of the debt agreements.

LIQUIDITY AND CAPITAL RESOURCES

General Discussion of Liquidity and Capital Resources
------------------------------------------------------

     Based on the cash on hand at March 31, 1999 and the revolving credit facilities in place for both Cadiz and Sun World, as further discussed below, the Company believes it will be able to meet its working capital needs over the next year without looking to additional outside funding sources, although no assurances can be made. See "Current Financing Arrangements" below.

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

Current Financing Arrangements
-------------------------------
CADIZ OBLIGATIONS

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

     As of March 31, 1999, Cadiz was obligated for approximately $10.3 million under a senior term loan facility (including $0.5 million of accrued but unpaid interest). With the election to extend the facility in April 1999, the maturity date of the term loan is April 30, 2000. The Company issued certain warrants in conjunction with the extension. Currently, the term lender holds a senior deed of trust on substantially all of Cadiz' non-Sun World related property.

     The Cadiz Revolver is secured by a second lien on substantially all of the non-Sun World assets of the Company.
Principal is due on December 31, 2000. The Company had $15.0 million outstanding under the Cadiz Revolver at March 31, 1999.

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

SUN WORLD OBLIGATIONS

     The First Mortgage Notes (the "Sun World Notes") were issued in the principal amount of $115 million on April 16, 1997 and will mature on April 15, 2004. The Sun World Notes will be redeemable at the option of Sun World, in whole or in part, at any time on or after April 15, 2001. Interest accrues at the rate of 11-1/4% per annum and is payable semi-annually on April 15th and October 15th of each year. The Sun World Notes are secured by a first lien (subject to certain permitted liens) on substantially all of the assets of Sun World and its subsidiaries, other than growing crops, crop inventories and accounts receivable and proceeds thereof, which secure the Sun World Revolver, and certain real property pledged to third parties. The Sun World Notes are also secured by the guarantee of Cadiz and the pledge by Cadiz of all of the stock of Sun World.

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

     In April 1998, Sun World entered into the Sun World Revolver which is guaranteed by Cadiz. To meet its working capital needs for 1999, Sun World has renewed the Sun World Revolver for an additional year including an increase in the facility to $30 million. As of March 31, 1999, $4.1 million was outstanding under the Sun World Revolver. Additionally, Sun World has an intercompany revolving credit agreement with Cadiz for seasonal working capital needs as needed. $5.2 million was outstanding under the intercompany revolver as of March 31, 1999 which is expected to be repaid during the last half of 1999 utilizing proceeds from the sale of Sun World's crops.

     CASH USED FOR OPERATING ACTIVITIES. Cash used for operating activities totaled $13.1 million for the three months ended March 31, 1999, as compared to cash used for operating activities of $8.7 million for the three months ended March 31, 1998. The increase in cash used for operating activities is primarily due to increased inventory balances in 1999 resulting from (a) an increase in acreage farmed in 1999 compared to 1998 due to the acquisition of two citrus ranches during the last half of 1998, and (b) Sun World purchasing additional packaging materials during the pre-season at favorable terms.

     CASH USED FOR INVESTING ACTIVITIES. Cash used for investing activities totaled $3.0 million for the three months ended March 31, 1999, as compared to cash used for investing activities of $3.4 million for the same period in 1998. The decrease was primarily due to reduced capital expenditures during the first quarter of 1999 compared to 1998 primarily due to computer system implementation costs incurred during the first quarter of 1998. During the first quarter of 1999, the Company invested $1.1 million in developing crops, $0.7 million in water programs, and $0.8 million for the purchase of property, plant and equipment.

     CASH PROVIDED BY FINANCING ACTIVITIES. Cash provided by financing activities totaled $7.5 million for the three months ended March 31, 1999, consisting primarily of $4.1 million in borrowings by Sun World for seasonal working capital compared to $9.8 million in 1998. Principal payments on long-term debt totaled $0.1 million for the three months ended March 31, 1999 compared to $0.3 million for the three months ended March 31, 1998. Net proceeds from the exercise of stock options totaled $3.5 million during the three months ended March 31, 1999 compared to $0.3 million during the three months ended March 31, 1998.

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

     The principles and terms for agreement provide that over the 50 year term of the agreement, Metropolitan will store a minimum of 500,000 acre-feet of Colorado River Aqueduct water in the Company's groundwater basin and purchase a minimum of 1,100,000 acre-feet of existing groundwater for transfer during dry-years. The Program will have the capacity to convey, either for storage or transfer, up to 150,000 acre-feet in any given year.

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

The status of each of the major categories as of April 1999 is as follows:

     Information Technology
     -----------------------

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

     YEAR 2000 COMPLIANCE FOR AS/400 APPLICATIONS

     The IBM AS/400 hardware and operating systems are year 2000 compliant. The Company utilizes AS/400 applications for its sales/order entry, accounts receivable, produce inventory, and grower accounting systems. The primary year 2000 issue as it relates to the IBM AS/400 is that the core business applications software currently does not process nor store properly dates after December 31, 1999. Currently, date storage fields are being expanded from six digits to eight digits for all affected display screens and reports where appropriate. The Company plans to have all programming and testing with regard to core business AS/400 applications completed by August 31, 1999. As of April 22, 1999, the Company is approximately 60% complete with the AS/400 project and remains on schedule to have the AS/400 applications Year 2000 compliant by August 31, 1999.

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

     YEAR 2000 COMPLIANCE ON PC BASED NETWORK SERVERS AND
     DESKTOP COMPUTERS

     The Company has contacted all significant PC based
desktop and server system manufacturers to ascertain Year 2000
compliance.    All significant PC based systems are Year 2000
compliant with required ROM upgrades made in April 1999.

     Non-IT Systems
     --------------

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

     Suppliers and Customers IT and Non-IT Systems
     ---------------------------------------------

     The Company has identified all significant suppliers and customers and has sent surveys and is conducting formal communications to determine the extent to which it may be affected by those third parties' Y2K preparedness plans. In the absence of adequate responses and disclosures from major suppliers and customers, the Company will attempt to make independent assessments. However, a compliance failure by a major supplier or customer, or one of their suppliers or customers, could have a material adverse effect on the Company's business or financial condition. As a result, in some cases the Company will develop contingency plans for suppliers and customers determined to be at risk of noncompliance or business disruption. Such plans could include finding alternative suppliers or manual intervention where necessary.

     Costs related to the Y2K issue are funded through operating cash flows. The Company presently believes that the total costs to obtain Y2K compliant systems will not exceed
$250,000, which consists mostly of internal labor for programming and testing.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ---------------------------------------------------------
     Information about market risks for the three months ended March 31, 1999 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 1998.

                      PART II  -  OTHER INFORMATION

Item 1. -   Legal Proceedings
      --------------------
      See "Item 3.  Legal Proceedings" included in the
      Company's latest Form 10-K for a complete discussion.

      CADIZ LAND COMPANY, INC. V. WASTE MANAGEMENT, INC., ET. AL., Case No. CV 97-7827 WMB (MANx) (the "federal action") and CADIZ LAND COMPANY, INC. V. WASTE MANAGEMENT, INC., Civil Action No. SC 05743 (the "State Court Action"). In the State Court Action, on March 10, 1999, the court sustained a demurrer to the Company's First Amended Complaint, with leave to amend. The Company's time in which to file its Second Amended Complaint has been extended until 60 days after certain discovery issues are resolved. The Company will continue to vigorously prosecute its claims against the WMI defendants.

Item 2. - Changes in Securities and Use of Proceeds
        ------------------------------------------
      During the quarter ended March 31, 1999, the Company issued 1,900 shares upon exercise of outstanding options to a single option holder at an exercise price of $5.50 per share. The issuance of the shares was not registered under the Securities Act of 1933, as amended (the "Securities Act"). The shares were issued in accordance with the terms of previously executed stock option agreements. The Company believes that this transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof as a transaction not involving a public offering.

Item 3. - Defaults Upon Senior Securities

       Not applicable.

Item 4. - Submission of Matter to a Vote of Security Holders
       ---------------------------------------------------
       Not applicable.

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


Cadiz Inc.




By:   /s/  Keith Brackpool                 May        , 1999
     ------------------------------------  --------------------
     Keith Brackpool, President and        Date
     Chief Executive Officer and Director




By:  /s/ Stanley E. Speer                  May      , 1999
     -----------------------------------   ---------------------
     Stanley E. Speer                      Date
     Chief Financial Officer