Form 10-Q
period 1999-09-30
CADIZ INC
filed 1999-11-12
CIK 727273

Securities and Exchange Commission

                     Washington, D. C. 20549

                            FORM 10-Q

   []  Quarterly report pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1999

                               or

 [  ]  Transition report pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

              For the transition period from..to...

                 Commission File Number 0-12114
                 ------------------------------
                           CADIZ INC.

       (Exact name of registrant specified in its charter)

           DELAWARE                          77-0313235
 (State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)          Identification No.)

100 Wilshire Boulevard, Suite 1600
       Santa Monica, CA                      90401-1111
     (Address of principal                   (Zip Code)
        executive offices)

 Registrant's telephone number, including area code:  (310) 899-4700


Securities Registered Pursuant to Section 12(b) of the Act:  None
                        ---------------------------------

                                       Name of Each Exchange
     Title of Each Class                on Which registered
     -------------------                --------------------
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

                           Yes X   No
                              ---    ---
The number of shares outstanding of each of the Registrant's classes of Common Stock at August 12, 1999 was 35,007,411 shares of Common Stock, par value $0.01.

                         CADIZ INC.

                            INDEX

For the Six Months Ended June 30, 1999                       Page


PART I - FINANCIAL INFORMATION

I.   Consolidated Financial Statements

     A.   Statement of Operations
             For  the  Three Months Ended June 30, 1999
             and 1998..............................................3

     B.   Statement of Operations
            For the Six Months Ended June 30, 1999 and 1998........4

     C.   Balance Sheet............................................5

     D.   Statement of Cash Flows..................................6

     E.   Statement of Stockholders' Equity........................7

     F.   Notes....................................................8


2.    Management's  Discussion  and  Analysis  of  Financial
        Condition and Results of Operations........................9

3.    Quantitative and Qualitative Disclosures about  Market
        Risk......................................................20


PART II  -  OTHER INFORMATION.....................................20

                         CADIZ INC.
            CONSOLIDATED STATEMENT OF OPERATIONS
                         (UNAUDITED)


For the Three Months Ended June 30,             1999      1998
                                                ----      ----
                                 ($ in thousands except per share data)


Revenues                                   $ 26,193  $ 22,264
Income from partnership                           -       355
                                             -------   -------

 Total revenues                               26,193    22,619
                                              -------   -------
Costs and expenses:
 Cost of sales                                18,565    16,955
 General and administrative                    3,220     2,669
 Special litigation                              245       333
 Depreciation and amortization                 1,462     1,269
                                              -------   -------

 Total costs and expenses                     23,492    21,226
                                              -------   -------

Operating profit                               2,701     1,393
Interest expense, net                          4,609     4,458
                                              -------   -------

Net     loss                                 $(1,908)  $(3,065)
                                              =======   =======

Net loss per common share                    $  (.06)  $  (.09)
                                             ========  ========


Weighted average shares outstanding           34,600    33,131
                                              =======   =======


    See accompanying notes to the consolidated financial statements.



                         CADIZ INC.
            CONSOLIDATED STATEMENT OF OPERATIONS
                          UNAUDITED


for the Six Months Ended June 30,               1999      1998
                                                ----      ----
                                ($ in thousands except per share data)


Revenues                                    $ 32,753 $  27,317
Income from partnership                            -       786
                                             --------  -------

 Total revenues                               32,753    28,103
                                              -------   -------

Costs and expenses:
 Cost of sales                                24,214    21,968
 General and administrative                    6,171     5,274
 Special litigation                              472       646
 Depreciation and amortization                 2,202     2,013
                                              -------   -------

 Total costs and expenses                     33,059    29,901
                                              -------   -------

Operating loss                                 (306)    (1,798)

Interest expense, net                          9,023     8,457
                                              -------   -------

Net     loss                                $ (9,329) $(10,255)
                                             ========  ========

Net loss per common share                   $   (.27) $   (.31)
                                             ========   ========


Weighted average shares outstanding           34,279    32,961
                                              =======   =======


    See accompanying notes to the consolidated financial statements.

                                CADIZ INC.
                        CONSOLIDATED BALANCE SHEET
                               (UNAUDITED)

                                               June 30,  December 31
                                                 1999       1998
                                                 ----       ----

                                                  ($ in thousands)
ASSETS
Current assets:
 Cash and cash equivalents                    $  3,107  $ 13,635
 Accounts receivable, net                       25,264     6,295
 Inventories                                    34,308    15,019
 Prepaid expenses and other                        683       992
                                               -------   -------

      Total current assets                      63,362    35,941

Investment in partnerships                       1,169     1,169

Property, plant, equipment and
   water programs, net                         169,487   166,022

Other assets                                    11,269    11,227
                                               -------   -------

                                            $  245,287 $ 214,359
                                              --------   --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                           $   21,123 $   8,753
 Accrued liabilities                             6,380     6,846
 Revolving credit facility                      21,050         -
 Long-term debt, current portion                11,144       613
                                               -------   -------

      Total current liabilities                 59,697    16,212

Long-term debt                                 132,329   142,317

Deferred income taxes                            5,392     5,447

Other liabilities                                  627       673

Commitments and contingencies

Stockholders' equity:
 Common stock - $.01 par value;
 45,000,000 shares authorized;
 shares issued and outstanding -
 35,005,911 at June 30, 1999 and
 33,592,261 at December 31, 1998                   350       336

Additional paid-in capital                     134,509   127,662

Accumulated deficit                            (87,617)  (78,288)
                                               -------   -------

 Total stockholders' equity                     47,242    49,710
                                               -------   -------

                                             $ 245,287  $ 214,359
                                               ========  ========

    See accompanying notes to the consolidated financial statements.

                         CADIZ INC.
            CONSOLIDATED STATEMENT OF CASH FLOWS
                         (UNAUDITED)

For the Six Months Ended June 30,               1999      1998
                                                ----      ----
                                               ($ in thousands)

Cash flows from operating activities:
 Net loss                                $    (9,329)   $(10,255)
 Adjustments to reconcile net
  loss from operations to cash used
  for operating activities:
    Depreciation and amortization              3,289     2,800
    Issuance of shares for services                -       262
    Gain on sale of assets                      (46)      (20)
    Share of partnership operations                -     (786)
 Changes in operating assets
  and liabilities:
   Increase in accounts receivable          (18,969)  (15,191)
     Increase in inventories                (17,115)  (15,253)
     Decrease in prepaid expenses and other     309       418
     Increase in accounts payable            12,370     7,663
     Increase in accrued liabilities            276       529
     (Decrease) Increase in other
       liabilities                             (102)      184
                                            -------   -------

    Net cash used for operating activities  (29,317)  (29,649)
                                            -------   -------
Cash flows from investing activities:
    Additions to property, plant and
     equipment                               (3,974)   (2,465)
 Proceeds from disposal of property,
   plant and equipment                           88        56
 Additions to water programs                  (1,544)    (674)
 Additions to developing crops                (2,176)   (1,502)
 Partnership distributions                         -       510
 Increase in other assets                       (721)     (605)
                                              -------   -------

    Net cash used for investing activities    (8,327)    (4,680)
                                              -------   -------

Cash flows from financing activities:
 Net proceeds from issuance of stock           6,262        432
 Proceeds from issuance of long-term debt          -     10,000
 Principal payments on long-term debt           (196)      (395)
 Net proceeds from short-term debt            21,050     19,700
                                              -------   -------

Net cash provided by financing activities     27,116     29,737
                                              -------   -------

Net decrease in cash and cash equivalents    (10,528)    (4,592)

Cash and cash equivalents, beginning
   of period                                  13,635      5,298
                                              -------   -------

Cash and cash equivalents, end of period     $ 3,107    $   706
                                              =======   =======

    See accompanying notes to the consolidated financial statements.

       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         (UNAUDITED)


For the Six Months Ended June 30, 1999

($ in thousands)


                                      Additional          Total
                         Common Stock  Paid-inAccumulatedStockholders'
                       Shares   Amount Capital Deficit    Equity
Balance as
 of December 31, 1998  33,592,261  $ 336 $ 127,662 $ (78,288) $ 49,710

Exercise of
 stock options          1,394,900     14     6,248         -     6,262

Issuance of
 warrants to a lender           -      -       449         -       449

Stock issued for
 services                  18,750      -       150         -       150

Net loss                        -      -         -    (9,329)   (9,329)
                          -------   ----    ------    -------   -------

Balance as of
June 30, 1999          35,005,911  $ 350 $ 134,509 $ (87,617) $  47,242
                       ==========   ====  ========  ========   ========



    See accompanying notes to the consolidated financial
                         statements.


                         CADIZ INC.
       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

     The Consolidated Financial Statements have been prepared by the Company without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's latest Form 10-K for the year ended December 31, 1998. The foregoing Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments which the Company considers necessary for a fair presentation. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

     See Note 2 to the Consolidated Financial Statements included in the Company's latest Form 10-K for a discussion of the Company's accounting policies.

NOTE 2 - INVENTORIES
--------------------

     Inventories consist of the following (dollars in thousands):


                                           June 30,December 31,
                                             1999      1998
                                             -----     ----

     Growing crops                       $  25,957 $  11,208
     Pepper seed                             1,173     1,344
     Harvested product                       2,753       360
     Materials and supplies                  4,425     2,107
                                           -------   -------

                                         $  34,308 $  15,019
                                           =======  ========


NOTE 3 - DEBT
-------------

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)


RESULTS OF OPERATIONS

     The financial statements set forth herein as of and for the six months ended June 30, 1999 and 1998 reflect the results of operations for the Company and its wholly-owned subsidiary, Sun World International, Inc. ("Sun World").

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

     The Company's net income or loss in future fiscal periods will be largely reflective of (a) the operations of the Company's water development activities including the Cadiz Groundwater Storage and Dry-Year Supply Program (the "Program") and (b) the operations of Sun World. Sun World conducts its operations through four operating divisions: farming, packing, marketing and proprietary product development. Net income from farming operations varies from year to year primarily due to yield and pricing fluctuations, which can be significantly influenced by weather conditions, and are, therefore, generally subject to greater annual variation than Sun World's other divisions. However, the geographic distribution of Sun World's farming operations and the diversity of its crop mix makes it unlikely that adverse weather conditions would affect all of Sun World's properties or all of its crops in any single year. Nevertheless, net profit from Sun World's packing, marketing and proprietary product development operations tends to be more consistent from year to year than net profit from Sun World's farming operations. Sun World has entered into agreements internationally to license selected proprietary fruit varieties and continues to pursue additional domestic and international licensing opportunities.

     The following discussion contains trend analysis and other forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements throughout this document. Specific factors that may cause such a difference include, but are not limited to, price and yield fluctuations in the agricultural operations, seasonality, timing and terms of various approvals required to complete the Program. See additional discussions under the heading "Certain Trends and Uncertainties" in Item 7 of the Company's latest Form 10-K.

Three  Months  Ended June 30, 1999 Compared to Three  Months
------------------------------------------------------------
Ended June 30, 1998
-------------------

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

     The table below sets forth, for the periods indicated, the results of operations for the Company's four main operating divisions (before elimination of any interdivisional charges) as well as the categories of costs and expenses incurred by the Company which are not included within the divisional results ($ in thousands):

                                        Three Months Ended
                                             June 30,
                                            1999      1998
                                            ----      ----
     Divisional net income (loss):
          Farming                          $ 3,567    $ 1,774
          Packing                            2,028      2,189
          Marketing                          1,740      1,085
          Proprietary product development     (102)       367
                                            -------   -------

                                             7,233      5,415

          General and administrative         2,825      2,420
          Special litigation                   245        333
          Depreciation and amortization      1,462      1,269
          Interest expense                   4,609      4,458
                                           -------    -------


           Net  loss                      $ (1,908)   $ (3,065)
                                           =======   =======

     FARMING OPERATIONS. Net income from farming operations totaled $3.6 million for the three months ended June 30, 1999 compared to $1.8 million for the three months ended
June 30, 1998. Operating results during the second quarter of 1999 and 1998 were derived primarily from the harvest of table grapes, peppers and watermelons from the Coachella Valley operations and the beginning of the stonefruit harvest from the San Joaquin Valley operations. During the quarter ended June 30, 1999, the improved farming resulted primarily from increased yields from certain developing table grape crops reaching commercial production, strong F.O.B. pricing for table grapes and improved yields for peppers. Farming results were unfavorably impacted by soft market conditions for watermelon due to excessive supplies, causing a significant decline in F.O.B. prices. Revenues from farming operations totaled $20.8 million for the 1999 quarter compared to $17.1 million for the 1998 quarter. Farming expenses totaled $17.2 million in the 1999 quarter compared to $15.3 million in the 1998 quarter.

     PACKING OPERATIONS.  For the quarter ended June 30,
1999, Sun World's packing and handling facilities contributed revenues of $6.1 million offset by $4.1 million of expenses for net income of $2.0 million compared to net income of $2.2 million for the quarter ended June 30, 1998. Packing revenues were $6.3 million and expenses were $4.1 million in the 1998 quarter. Units packed during the quarter totaled 1.2 million in 1999 compared to 1.4 million in 1998. The reduced units packed and reduced revenues during the quarter were primarily due to the removal of certain underperforming peach and nectarine acreage at the conclusion of the 1998 season offset by increased third party citrus packing volume at the Coachella facilities.

     MARKETING OPERATIONS. Marketing revenues of $2.9 million were offset by marketing expenses of $1.1 million resulting in net income of $1.8 million for the second quarter of 1999. Marketing revenues of $2.1 million were offset by marketing expenses of $1.0 million for net income of $1.1 million for the second quarter of 1998. The increase in marketing net income was primarily due to a 15% increase in average marketing commissions per unit during the quarter compared to 1998, due to higher F.O.B. prices experienced for Coachella table grapes and third party citrus, and an increase in units marketed for Coachella table grapes, third party citrus and peppers from Mexico. During the three months ended June 30, 1999, the Company sold 3.0 million units, consisting primarily of Company-farmed table grapes, peppers and stonefruit as well as citrus from domestic third party growers in Coachella compared to 2.5 million units sold during the three months ended June 30, 1998.

     PROPRIETARY PRODUCT DEVELOPMENT. Sun World has a long history of product innovation, and its research and development center maintains a fruit breeding program that has introduced many proprietary fruit varieties during the past five years. During the three months ended June 30, 1999, net loss from proprietary product development was $0.1 million consisting of net research and development expenses. During the three months ended June 30, 1998, net income from proprietary product development was $0.4 million consisting primarily of profits from the Company's 50% partnership interest in American SunMelon. American SunMelon sold substantially all of its assets and distributed the majority of the proceeds to the partners in the fourth quarter of 1998.

     GENERAL AND ADMINISTRATIVE EXPENSES.   General and
administrative expenses during the three months ended June 30, 1999 totaled $2.8 million compared to $2.4 for the three months ended June 30, 1998. This increase primarily resulted from additional administrative costs incurred due to activity associated with the implementation of the Program.

     SPECIAL LITIGATION. The Company is engaged in lawsuits seeking monetary damages arising from activities adverse to the Company in connection with a landfill, which until its defeat by the voters of San Bernardino County in 1996, was proposed to be located adjacent to the Company's Cadiz/Fenner Valley properties. See "Item 1 - Legal Proceedings" within Part II - Other Information. During the three months ended June 30, 1999, expenses including litigation costs and professional fees totaled $0.2 million as compared to $0.3 million during the 1998 period.

     DEPRECIATION AND AMORTIZATION.  Depreciation and
amortization expense for the three months ended June 30,
1999 totaled $1.5 million compared to $1.3 million during
the same period in 1998.   The increase is primarily
attributable to an increase in the relief of depreciation costs from inventory due to the timing of the 1999 harvests compared to 1998.

     INTEREST EXPENSE, NET.  Net interest expense totaled
$4.6 million during the three months ended June 30, 1999, compared to $4.5 million during the same period in 1998.
The following table summarizes the components of net interest expense for the two periods (in thousands):

                                          Three Months Ended
                                               June   30,
                                             1999      1998
                                             ----      ----

  Interest on outstanding debt - Sun World   $ 3,781 $ 3,743
  Interest  on outstanding debt -  Cadiz         425     295
  Amortization of financing costs                525     479
  Interest income                               (122)    (59)
                                             -------   -----

                                             $ 4,609 $ 4,458
                                             ======= =======

     The increase in interest expense to $4.6 million during the first quarter of 1999 from $4.5 million in 1998 is primarily due to increased borrowings on the $15.0 million Cadiz Revolver (as defined below). Financing costs, which include legal fees and warrants, are amortized over the life of the debt agreements.

Six Months Ended June 30, 1999 Compared to Six Months Ended
------------------------------------------------------------
June 30, 1998
-------------

     The table below sets forth, for the periods indicated, the results of operations for the Company's four main operating divisions (before elimination of any interdivisional charges) as well as the categories of costs and expenses incurred by the Company which are not included within the divisional results (in thousands):

                                            Six Months Ended
                                                June 30
                                            1999       1998
                                            ----       ----
     Divisional net income (loss):
      Farming                              $ 4,671   $ 2,544
      Packing                                1,829     1,768
      Marketing                              1,307       708
      Proprietary product development         (14)       606
                                           -------   -------
                                             7,793     5,626

     General and administrative expense      5,425     4,765
     Special litigation                        472       646
     Depreciation and amortization expense   2,202     2,013
     Interest expense, net                   9,023     8,457
                                           -------   -------

     Net loss                            $  (9,329) $(10,255)
                                           =======   =======

     FARMING OPERATIONS. Net income from farming operations totaled $4.7 million for the six months ended June 30, 1999 compared to $2.5 million for the six months ended June 30, 1998. Farming revenues were $25.3 million and farming expenses were $20.6 million for the six months ended June 30, 1999. For the six months ended June 30, 1998, the Company had farming revenues of $20.2 million, farming expenses of $17.7 million and net income from farming operations of $2.5 million. The improved farming results in 1999 compared to 1998 were primarily due to increased yields from certain developing table grape crops reaching commercial production, significantly improved F.O.B. pricing for table grapes, and favorable yields for peppers from the Coachella Valley operations. Additionally, farming results were favorably impacted by increased yields coupled with strong pricing for Southern lemons, due to lower industry volumes resulting from the December 1998 freeze in the San Joaquin Valley. Farming results were unfavorably impacted by lower watermelon income due to reduced F.O.B. prices resulting from an excessive supply in the marketplace. The Company's proprietary table grape and stonefruit products have allowed Sun World to continue to command a price premium to the overall market which has helped overall profitability.

     PACKING OPERATIONS. Sun World's packing and handling facilities contributed $1.8 million in profit during the six months ended June 30, 1999 and 1998. The Company packed 1.6 million units during the six months ended June 30, 1999 compared to 1.7 million during the same period in 1998. The reduction in units packed is due primarily to reduced stonefruit volumes resulting from the removal of certain underperforming peach and nectarine acreage at the conclusion of the 1998 season. Units packed and handled during the first half of 1999 primarily consisted of Company-grown table grapes, peppers and seedless watermelons in the Coachella Valley; table grapes and citrus products packed for third party growers; and the beginning of the stonefruit harvest in the San Joaquin Valley. Packing and handling revenue for these operations of $7.9 million was offset by $6.1 million of expenses for the six months ended June 30, 1999. Revenues totaled $7.8 million offset by expenses of $6.0 million for the six months ended June 30, 1998.

     MARKETING OPERATIONS. During the six months ended June 30, 1999, a total of 3.8 million units were sold consisting primarily of Company-grown table grapes, peppers and watermelons from the Coachella Valley; table grapes, watermelons and citrus from domestic third party growers; peppers from Mexico; and Company-grown stonefruit from the
San Joaquin Valley.   These unit sales resulted in marketing
revenue of $3.5 million. Marketing expenses totaled $2.2 million for the six months ended June 30, 1999 resulting in net income from marketing operations of $1.3 million.
During the six months ended June 30, 1998, 3.3 million units were marketed resulting in revenues of $2.7 million offset by expenses of $2.0 million for net income of $0.7 million. The increase in units sold, revenues and net income from marketing operations from 1998 to 1999 is primarily attributable to higher F.O.B. prices, particularly for table grapes, resulting in higher commissions coupled with increased volumes of product marketed for third party growers. Average per unit commissions were 13% higher for the six months ended June 30, 1999 compared to the same period in 1998.

     PROPRIETARY PRODUCT DEVELOPMENT.   During the six
months ended June 30, 1999, net income from proprietary product development was break even consisting of $0.4 million of international royalties primarily related to the Company's licensing agreement of Sugraone table grapes in South Africa offset by $0.4 million of net research and development expenses. Net profit in 1998 of $0.6 million consisted of the Company's share of partnership income in American SunMelon totaling $0.8 million offset by $0.2 million in net research and development expenses. American
SunMelon sold substantially all of its assets and distributed the majority of the proceeds to the partners in the fourth quarter of 1998.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses, for the six months ended June 30, 1999 totaled $5.4 million compared to $4.8 million for the six months ended June 30, 1998. The $0.6 million increase in general and administrative costs resulted primarily from additional administrative costs incurred due to activity associated with the implementation of the Program.

     SPECIAL LITIGATION. The Company is engaged in lawsuits seeking monetary damages arising from activities adverse to the Company in connection with a landfill, which until its defeat by the voters of San Bernardino County in 1996, was proposed to be located adjacent to the Company's Cadiz/Fenner Valley properties. See "Item 1 - Legal Proceedings" within Part II - Other Information. During the six months ended June 30, 1999, expenses including litigation costs and professional fees totaled $0.5 million as compared to $0.6 million during the 1998 period.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the six months ended June 30, 1999 totaled $2.2 million compared to $2.0 million for the same period in 1998. The increase is primarily attributable to relief of depreciation from inventory resulting from the timing of the harvests.

     INTEREST EXPENSE, NET.  Net interest expense totaled
$9.0 million during the six months ended June 30, 1999, compared to $8.5 million during the same period in 1998.
The following table summarizes the components of net interest expense for the two periods (in thousands):

                                            Six Months Ended
                                                June 30
                                            1999       1998
                                            ----       ----

  Interest on outstanding debt - Sun World    $ 7,220 $ 7,173
  Interest on outstanding debt - Cadiz            916     624
  Amortization of financing costs               1,087     785
  Interest income                                (200)   (125)
                                              ------- -------

                                              $ 9,023 $ 8,457
                                               ======= =======

     The increase in interest on outstanding debt during the 1999 period is primarily due to (a) increased borrowings on the $15.0 million Cadiz Revolver (as defined below) compared to 1998 and (b) amortization of warrants issued for the Cadiz Revolver and extension of the Cadiz term loan facility. Financing costs, which include legal fees, loan fees and warrants, are amortized over the life of the debt agreement.


LIQUIDITY AND CAPITAL RESOURCES

General Discussion of Liquidity and Capital Resources
------------------------------------------------------

     Based on the cash on hand at June 30, 1999 and the revolving credit facilities in place for both Cadiz and Sun World, as further discussed below, the Company believes it will be able to meet its working capital needs over the next year without looking to additional outside funding sources, although no assurances can be made. See "Current Financing Arrangements" below.

     Under Sun World's historical working capital cycle, working capital is required primarily to finance the costs of growing and harvesting crops, which generally occur from January through September with a peak need in June. Sun World harvests and sells the majority of its crops during the period from June through October, when it receives the majority of its revenues. In order to bridge the gap between incurrence of expenditures and receipt of revenues, large cash outlays are required each year, which are financed through a revolving credit agreement. In April 1998, Sun World entered into a $25 million one year facility (the "Sun World Revolver"). In February 1999, Sun World increased the Sun World Revolver to a $30 million facility in conjunction with a one year renewal of the facility. See "Current Financing Arrangements - Sun World" below.

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

     As of June 30, 1999, Cadiz was obligated for approximately $10.3 million under a senior term loan facility. Effective April 30, 1999, the Company extended the facility for one year. The Company issued certain warrants in conjunction with the extension. Currently, the term lender holds a senior deed of trust on substantially all of Cadiz' non-Sun World related property.

     Additionally, Cadiz has a $15 million revolving credit facility (the "Cadiz Revolver") which is secured by a second lien on substantially all of the non-Sun World assets of the Company. Principal is due on December 31, 2000. The
Company had $15.0 million outstanding under the Cadiz
Revolver at June 30, 1999.

     As the Company continues to actively pursue its business strategy, additional financing specifically in connection with the Company's water programs may be required. Responsibility for funding the design, construction and program implementation costs of the capital facilities for the Cadiz Groundwater Storage and Dry-Year Supply Program will, under currently developed principles and terms, be shared equally by the Company and the Metropolitan Water District of Southern California ("Metropolitan"). The Company is analyzing various alternatives for funding its share of the estimated $125 million to $150 million cost of the program capital facilities. These funding alternatives include (a) long-term financing arrangements or (b) utilization of monies to be received from Metropolitan for its initial purchase of indigenous groundwater which are expected to be sufficient to fund the Company's share of these capital costs. Based upon the results of analyses performed by investment banking firms retained by the Company, management believes that several alternative long-term financing arrangements are available to the Company.

SUN WORLD OBLIGATIONS

     The First Mortgage Notes (the "Sun World Notes") were issued in the principal amount of $115 million on April 16, 1997 and will mature on April 15, 2004. The Sun World Notes will be redeemable at the option of Sun World, in whole or in part, at any time on or after April 15, 2001. Interest accrues at the rate of 11-1/4% per annum and is payable semi-annually on April 15th and October 15th of each year. The
Sun World Notes are secured by a first lien (subject to certain permitted liens) on substantially all of the assets of Sun World and its subsidiaries, other than crop inventories and accounts receivable and proceeds thereof, which secure the Sun World Revolver, and certain real property pledged to third parties. The Sun World Notes are also secured by the guarantee of Cadiz and the pledge by Cadiz of all of the stock of Sun World.

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

     In April 1998, Sun World entered into the Sun World Revolver which is guaranteed by Cadiz. To meet its working capital needs for 1999, Sun World renewed the Sun World Revolver for an additional year including an increase in the facility to $30 million. As of June 30, 1999, $21.1 million was outstanding under the Sun World Revolver. Additionally, Sun World has an intercompany revolving credit agreement with Cadiz for seasonal working capital needs as needed.

     CASH USED FOR OPERATING ACTIVITIES. Cash used for operating activities totaled $29.3 million for the six months ended June 30, 1999, as compared to cash used for operating activities of $29.7 million for the six months ended June 30, 1998. The decrease in cash used for operating activities is primarily due to (a) increased inventory balances in 1999 resulting from an increase in acreage farmed in 1999 compared to 1998 due to the acquisition of two citrus ranches during the last half of 1998; (b) an increase in accounts receivable resulting from increased sales offset by (c) increased accounts payable resulting from higher amounts owed to third party growers resulting from increased product volumes and increased farming activity in 1999 resulting from the increased acreage noted above.

    CASH USED FOR INVESTING ACTIVITIES. Cash used for investing activities totaled $8.3 million for the six months ended June 30, 1999 compared to cash used for investing activities of $4.7 million for the same period in 1998. The increase is primarily due to increased capital expenditures during the six months ended June 30, 1999 compared to 1998 resulting from costs associated with implementation of the Program at Cadiz, 442 acres of new crop plantings at Sun World, and exercise of the purchase option for 2,439 acres of land with significant water resources in the Piute Valley of California. During the six months ended June 30, 1999, the Company invested $2.2 million in developing crops, $1.5 million in water programs, and $4.0 million for the purchase of property, plant and equipment.

     CASH PROVIDED BY FINANCING ACTIVITIES. Cash provided by financing activities totaled $27.1 million for the six months ended June 30, 1999, consisting primarily of $21.1 million in borrowings by Sun World for seasonal working capital compared to $19.7 million in 1998. Principal payments on long-term debt totaled $0.2 million for the six months ended June 30, 1999 compared to $0.4 million for the six months ended June 30, 1998. Net proceeds from the exercise of stock options totaled $6.3 million during the six months ended June 30, 1999 compared to $0.4 million during the six months ended June 30, 1998.

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

     The principles and terms for agreement call for the establishment of a comprehensive independent groundwater monitoring and management plan to ensure long-term protection of the groundwater basin. The parties have commenced the environmental review process, which will include compliance with California Environmental Quality Act and National Environmental Protection Act requirements. The final agreement may reflect adjustments to these principles and terms in order to reflect information identified during this review and will be presented to the respective Boards of both parties for approval. The Program is anticipated to be operational by the year 2001.

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

     In June 1999, Sun World was appointed by Kingdom Agricultural Development Company (KADCO), a company currently 100% controlled by His Royal Highness Prince Alwaleed Bin Talal Bin Abdulaziz Alsaud, to develop and manage up to 100,000 acres of agricultural land in southern Egypt, called the Tushka Project. In addition to Sun World's role in Tushka, Cadiz and KADCO also agreed to form an entity to pursue the development and management of water resources in the region.

     As compensation for project development and management of the Tushka Project, Sun World will earn annually an equity interest in KADCO and has been granted an option to purchase additional shares. The combined equity interest will equate to approximately 10% ownership of KADCO. In addition, Sun World will receive marketing and licensing fees. No capital investment is required by Sun World, and KADCO will reimburse Sun World for all expenses incurred. The first term of the management agreement will be for four years with an option to extend for multiple further terms. The Company and KADCO are currently negotiating the terms of the final contract.

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

The status of each of the major categories as of July 1999 is as follows:

     Information Technology
     -----------------------

     The Company's assessments have identified three major internal IT remediation projects: (1) AS400 Applications,
(2) PC Based Accounting and Payroll Systems, and (3) PC
Based Network Servers and Desktop Computers.

     YEAR 2000 COMPLIANCE FOR AS/400 APPLICATIONS

     The IBM AS/400 hardware, operating systems and core business applications are year 2000 compliant. The Company utilizes AS/400 applications for its sales/order entry, accounts receivable, produce inventory, and grower accounting systems.

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


ITEM  3.   QUANTITATIVE  AND QUALITATIVE  DISCLOSURES  ABOUT
          --------------------------------------------------
           MARKET RISK
           -----------

     Information about market risks for the six months ended
June 30, 1999 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 1998.

                PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings
        ------------------

      See "Item 3.  Legal Proceedings" included in the
      Company's latest Form 10-K for a complete discussion.

      CADIZ LAND COMPANY, INC. V. WASTE MANAGEMENT, INC.,
      ET. AL., Case No. CV 97-7827 WMB (MANx) (the "federal action") and CADIZ LAND COMPANY, INC. V. WASTE
      MANAGEMENT, INC., Civil Action No. SC 05743 (the
      "State Court Action"). In the Federal Action, briefing has been concluded in the Ninth Circuit
      Court of Appeals on the Company's appeal from the dismissal of the Company's claims for stock manipulation pursuant to Section 10(b) of the Exchange Act. The court has not yet set a date for oral argument.

      In the State Court Action, the Company received a favorable ruling from the Los Angeles County Superior
      Court, on July 13, 1999, on the discovery issues referenced in the Company's Form 10-Q for the period ended March 31, 1999. The WMI defendants have filed a petition for writ of mandate with the California
      Court of Appeal, Second Appellate District, Division
      Seven, requesting appellate review of this decision.
      The Court of Appeal has yet to decide whether it will consider the petition on its merits.

      In the criminal case pending in San Bernardino
      County, 12 felony counts remain pending against WMI, certain of its affiliates, and two of its past or present employees. Nine felony counts of stock fraud were dismissed on July 28, 1999, after the Superior
      Court concluded that the evidence presented to the grand jury was insufficient to support these charges.
      The District Attorney has publicly announced his intention to refile stock fraud charges based upon additional evidence not previously presented to the grand jury. Trial in the criminal case is set for January 10, 2000.

Item 2.  Changes in Securities and Use of Proceeds
         ----------------------------------------

       During the quarter ended June 30, 1999, the Company issued warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $8.00 per share. These warrants were issued to the Company's primary lender as consideration for an extension of the maturity date of the Company's term obligations to such lender. The issuance of the warrants was not registered under the Securities Act of 1933, as amended (the "Securities Act"). The
      Company believes that this transaction was exempt from the registration requirements of the Securities
      Act by virtue of Section 4(2) thereof as a transaction not involving a public offering.

Item 3.  Defaults Upon Senior Securities
        --------------------------------

       Not applicable.

Item 4.  Submission of Matter to a Vote of Security Holders
       ----------------------------------------------------

       A. The annual meeting of the stockholders of the Company was held on May 10, 1999. The stockholders took the following action at the meeting:

       1.Elected Dwight W. Makins, Keith Brackpool, Anthony Coelho,
         Murray H. Hutchison, Mitt Parker and Timothy J. Shaheen to the Company's Board of Directors. Mr. Makins was elected by the vote of 21,123,606 in favor and 638,814 withheld and no broker non-votes. Mr.
         Brackpool was elected by 21,123,606 and 638,814 withheld and no broker non-votes. Mr. Coelho was elected by 21,189,166 in favor and 573,254 withheld and no broker non-votes. Messrs.
         Hutchison, Parker and Shaheen were each elected by the vote of 21,190,906 in favor and 571,514 withheld and no broker non-votes.

       2.Approved the proposal to increase the number of shares subject to the Company's 1996 Stock Option Plan from 3,000,000 to 4,000,000 by the vote of 20,729,923 in favor and 998,432 against, with 12,465 abstaining and 21,600 broker non-votes.

       3.Ratified the selection by the Company's Board of Directors of PricewaterhouseCoopers LLP (formerly Price
         Waterhouse LLP) to continue as the Company's independent auditors for fiscal 1999 by the vote of 21,746,890 in favor and 5,790 against, with 9,740 abstaining and no broker non-votes.

Item 5.  Other Information
        -----------------

       Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
        --------------------------------

      A.   EXHIBITS
          1.   Exhibit 27.1 - Financial Data Schedule
          2.   Exhibit 3.1  - Bylaws of the Company, as amended
          3.   Exhibit 10.1 - Amendment to the Company's 1996 Stock
                              Option Plan

      B.   REPORTS ON FORM 8-K

         1. Report on Form 8-K dated May 10,1999
            summarizing the Stockholder Rights Plan adopted by the Company's Board of Directors.


                          SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Cadiz Inc.




By:   /s/   Keith Brackpool              August 13, 1999
     ----------------------              ---------------
            Keith Brackpool,             Date
            President and
            Chief Executive Officer
            and Director


By:   /s/   Stanley E. Speer             August 13, 1999
      -----------------------            ---------------
            Stanley E. Speer             Date
            Chief Financial Officer

                                        EXHIBIT 27.1
                                        ------------