Form 10-Q
period 1999-09-30
CADIZ INC
filed 1999-11-17
CIK 727273

Securities and Exchange Commission

                    Washington, D. C. 20549

                           FORM 10-Q

  [X]  Quarterly report pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

       For the quarterly period ended September 30, 1999

                              or

  []  Transition report pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

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


  Securities Registered Pursuant to Section 12(b) of the Act: None
                    ----------------------------------

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

                          Yes X   No
                             ---

The number of shares outstanding of each of the Registrant's classes of Common Stock at November 11, 1999 was 35,076,661 shares of Common Stock, par value $0.01.


                             INDEX


    For the Nine Months Ended September 30, 1999               Page


PART I - FINANCIAL INFORMATION

1.   Consolidated Financial Statements

     A.    Statement of Operations
            For the Three Months Ended September 30, 1999
            and 1998.............................................3

     B.    Statement of Operations
            For the Nine Months Ended September 30, 1999 and
            1998.................................................4

     C.    Balance Sheet
            As of September 30, 1999 and December 31, 1998.......5

     D.    Statement of Cash Flows
            For the Nine Months Ended September 30, 1999 and
            1998.................................................6

     E.    Statement of Stockholders' Equity
            For the Nine Months Ended September 30, 1999.........7

     F.    Notes.................................................8

2.   Management's Discussion and Analysis of Financial
      Condition and Results of Operations........................9

3.   Quantitative and Qualitative Disclosures about Market
      Risk......................................................22

PART II - OTHER INFORMATION.....................................22

                          CADIZ INC.
       CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

For the Three Months Ended September 30,     1999       1998
                                             ----       ---
                                      ($ in thousands except
                                          per share data)


Revenues                                  $ 60,326   $ 45,483

Income from partnership                        318        113
                                           -------     -------

  Total revenues                            60,644     45,596
                                           -------     -------

Costs and expenses:
  Cost of sales                             44,668     37,588
  General and administrative                 3,177      3,207
  Special litigation                           345        447
  Depreciation and amortization              5,027      4,546
                                           -------     -------

  Total costs and expenses                  53,217     45,788
                                           -------     -------

Operating profit (loss)                      7,427      (192)

Interest expense, net                        4,434      4,702
                                           -------     -------

Net income (loss)                         $  2,993   $ (4,894)
                                          ========   ========

Basic income (loss) per common share      $    .09   $   (.15)
                                          ========   ========

Diluted income (loss) per common share     $    .08  $   (.15)
                                           ========  ========

Basic weighted average shares outstanding   35,036      33,280
                                           =======     =======

Diluted weighted average shares outstanding 36,399      33,280
                                           =======     =======

 See accompanying notes to the consolidated financial statements.

                          CADIZ INC.
       CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


For the Nine Months Ended September 30,     1999        1998
                                            ----        ----
                                        ($ in thousands except
                                            per share data)


Revenues                                 $  93,079  $  72,800

Income from partnership                        318        899
                                           -------     -------

  Total revenues                            93,397     73,699
                                           -------     -------

Costs and expenses:
  Cost of sales                             68,882     59,555
  General and administrative                 9,348      8,481
  Special litigation                           817      1,093
  Depreciation and amortization              7,229      6,559
                                           --------    -------

  Total costs and expenses                  86,276     75,688
                                           --------    -------

Operating income (loss)                      7,121     (1,989)

Interest expense, net                       13,457     13,159
                                           -------     --------

Net  loss                                $  (6,336) $ (15,148)
                                           =======     ========

Basic loss per common share              $    (.18) $    (.46)
                                          ========    ========

Basic weighted average shares outstanding   34,528      33,069
                                           =======     =======


   See accompanying notes to the consolidated financial statements.

                          CADIZ INC.
            CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                       September 30, December 31,
                                           1999        1998
                                           ----        ----
                                           ($ in thousands)
ASSETS

Current assets:
  Cash and cash equivalents              $   7,549  $  13,635
  Accounts receivable, net                  14,223      6,295
  Inventories                               18,372     15,019
  Prepaid expenses and other                   598        992
                                           -------     -------

     Total current assets                   40,742     35,941

Investment in partnership                    1,487      1,169

Property, plant, equipment and
  water programs, net                      168,970    166,022

Other assets                                11,092     11,227
                                           -------     -------

                                         $  222,291 $ 214,359
                                           ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                       $  11,820  $   8,753
  Accrued liabilities                       10,339      6,846
  Long-term debt, current portion           11,063        613
                                           -------     --------

     Total current liabilities              33,222     16,212

Long-term debt                             132,666    142,317

Deferred income taxes                        5,323      5,447

Other liabilities                              556        673

Commitments and contingencies

Stockholders' equity:

  Common stock - $.01 par value;
  45,000,000 shares authorized;
  shares issued and outstanding -
  35,067,661 at September 30, 1999
  and 33,592,261 at December 31, 1998          351         336

Additional paid-in capital                 134,797     127,662

Accumulated deficit                        (84,624)    (78,288)
                                           -------     --------

  Total stockholders' equity                50,524      49,710
                                           ========    ========

                                         $ 222,291  $  214,359
                                           ========    =======


  See accompanying notes to the consolidated financial statements.


                          CADIZ INC.
       CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30,      1999       1998
                                             ----       -----
                                             ($ in thousands)
Cash flows from operating activities:
   Net  loss                              $  (6,336)  $ (15,148)
  Adjustments to reconcile net
    loss from operations to cash
    (used for) provided by operating
    activities:
      Depreciation and amortization           8,824       7,911
Issuance of shares for compensation              28         374
     Gain on disposal of assets                 (73)        (70)
     Share of partnership operations           (318)       (899)
  Changes in operating assets and
   liabilities:
     Increase in accounts receivable         (7,928)     (4,613)
     Increase in inventories                 (3,860)     (4,428)
     Decrease  in  prepaid expenses
      and other                                 394         675
     Increase in accounts payable             3,067       1,405
     Increase in accrued liabilities          4,319       4,468
     (Decrease) increase in other
      liabilities                              (241)        233
                                           --------     -------

   Net cash used for operating
    activities                               (2,124)    (10,092)
                                           --------    --------
Cash flows from investing activities:
   Additions to property, plant
    and equipment                            (4,629)     (4,505)
  Proceeds from disposal of property,
    plant and equipment                         185         232
  Additions to water programs                (2,023)     (1,152)
  Additions to developing crops              (2,865)     (2,578)
  Partnership distributions                       -         674
  Increase in other assets                     (819)       (712)
                                           --------    --------

   Net cash used for investing
    activities                              (10,151)     (8,041)
                                           ---------   --------

Cash flows from financing activities:
  Net proceeds from exercise of
    stock options                             6,438       1,392
  Proceeds from issuance of long-term debt       32      10,000
  Principal payments on long-term debt         (281)       (491)
  Net proceeds from short-term debt               -       2,700
                                            -------     -------

    Net  cash provided by financing
     activities                               6,189      13,601
                                            -------    --------

Net decrease in cash and cash
 equivalents                                 (6,086)     (4,532)

Cash and cash equivalents, beginning
 of period                                   13,635       5,298
                                           --------     -------

Cash and cash equivalents, end
 of period                                 $  7,549     $   766
                                            =======     =======

  See accompanying notes to the consolidated financial statements

                          CADIZ INC.

        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Nine Months Ended September 30, 1999

($ in thousands)

                                         Additional              Total
                          Common Stock     Paid-in Accumulated Stockholders'
                          --------------
                         Shares   Amount   Capital   Deficit     Equity
                         ------   ------   -------   -------     ------
Balance as of
 December 31, 1998   33,592,261  $   336  $ 127,662  $(78,288)  $ 49,710

Exercise of
 stock options        1,431,650       14      6,424         -      6,438

Issuance of
 warrants to a lender         -        -        449         -        449

Stock issued for
 executive compensation  43,750        1        262         -        263

Net loss                      -        -          -    (6,336)    (6,336)
                     ----------  -------  ---------  --------  ---------
Balance as of
 September 30, 1999  35,067,661  $   351  $ 134,797  $(84,624)  $ 50,524
                     ==========  =======  =========  =========  ========

   See accompanying notes to the consolidated financial statements.


  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
-------------------------------

     The Consolidated Financial Statements have been prepared by the Company without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's latest Form 10-K for the year ended December 31, 1998. The foregoing Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments which the Company considers necessary for a fair presentation. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

     See Note 2 to the Consolidated Financial Statements included in the Company's latest Form 10-K for a discussion of the Company's accounting policies.


NOTE 2 - INVENTORIES
---------------------

     Inventories consist of the following (dollars in thousands):

                                        September 30,  December 31,
                                             1999         1998
                                             -----       -----

     Growing crops                         $ 10,772     $ 11,208
     Pepper seed                              1,067        1,344
     Harvested product                        3,316          360
     Materials and supplies                   3,217        2,107
                                            -------      -------

                                           $ 18,372     $ 15,019
                                             ======      =======

NOTE 3 - DEBT
-------------

     In February 1999, Sun World renewed its seasonal revolving credit facility for an additional year and increased the facility to $30 million from $25 million. Amounts borrowed under the facility accrue interest at prime plus 1.0% or LIBOR plus 2.5% at the Company's election.

     Effective April 30, 1999, the Company obtained a one-year extension of its senior term bank loan totaling $10.3 million (including $0.5 million of accrued but unpaid interest). Pursuant to the extension agreement, the loan accrues interest at LIBOR plus 2% and the Company issued certain warrants.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

RESULTS OF OPERATIONS

     The financial statements set forth herein as of and for the nine months ended September 30, 1999 and 1998 reflect the results of operations for the Company and its wholly-owned subsidiary, Sun World International, Inc.

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

     The Company's net income or loss in future fiscal periods will be largely reflective of (a) the operations of the Company's water development activities including the Cadiz Groundwater Storage and Dry-Year Supply Program (the "Program") and (b) the operations of Sun World. Sun World conducts its operations through four operating divisions: farming, packing, marketing and proprietary product development. Net income from farming operations varies from year to year primarily due to yield and pricing fluctuations, which can be significantly influenced by weather conditions, and are, therefore, generally subject to greater annual variation than Sun World's other divisions. However, the geographic distribution of Sun World's farming operations and the diversity of its crop mix makes it unlikely that adverse weather conditions would affect all of Sun World's properties or all of its crops in any single year. Nevertheless, net profit from Sun World's packing, marketing and proprietary product development operations tends to be more consistent from year to year than net profit from Sun World's farming operations. Sun World has entered into agreements to license selected proprietary fruit varieties internationally and continues to pursue additional domestic as well as international licensing opportunities.

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

Three  Months Ended September 30, 1999 Compared to Three Months
---------------------------------------------------------------
Ended September 30, 1998
------------------------

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

     The table below sets forth, for the periods indicated, the results of operations for the Company's four main operating divisions (before elimination of any interdivisional charges) as well as the categories of costs and expenses incurred by the Company which are not included within the divisional results (in thousands):

                                          Three Months Ended
                                              September 30,
                                              ------------
                                            1999      1998
                                            ----     -----
     Divisional net income:
          Farming                          $ 6,556  $  1,291
          Packing                            5,368     4,067
          Marketing                          2,880     2,034
          Proprietary product development      796        66
                                           -------   -------

                                            15,600     7,458

          General and administrative         2,801     2,657
          Special litigation                   345       447
          Depreciation and amortization      5,027     4,546
          Interest expense                   4,434     4,702
                                           --------  --------

          Net income (loss)                $ 2,993  $ (4,894)
                                           ========  =======

     FARMING OPERATIONS. Net income from farming operations totaled $6.6 million for the three months ended September 30, 1999 compared to $1.3 million for the three months ended September 30, 1998. Operating results during the third quarter of 1999 and 1998 were derived primarily from the harvest of table grapes and peppers from the Coachella Valley operations and table grapes and stonefruit from the San Joaquin Valley operations. During the quarter ended September 30, 1999, the improved farming results were primarily from increased yields and higher F.O.B. prices for table grapes. Table grape units sold during the quarter increased by approximately 50% as yields for the San Joaquin Valley returned to normal levels from the significant fall off in 1998. F.O.B. prices for table grapes increased 4% over 1998 due to strong consumer demand. Farming results were unfavorably impacted by soft market conditions for watermelons due to excess supplies, and reduced yields on certain plum varieties due to freezing temperatures during bloom. Revenues from farming operations totaled $52.4 million for the 1999 quarter compared to $40.2 million for the 1998 quarter. Farming expenses totaled $45.8 million in the 1999 quarter compared to $38.9 million in the 1998 quarter.

     PACKING OPERATIONS. For the quarter ended September 30, 1999, Sun World's packing and handling facilities contributed revenues of $9.5 million offset by $4.1 million of expenses for net income of $5.4 million compared to net income of $4.1 million for the quarter ended September 30, 1998. Packing revenues were $8.0 million and expenses were $3.9 million in the 1998 quarter. Units packed and handled during the quarter totaled 4.6 million in 1999 compared to 3.8 million in 1998. The increase in units packed and handled and revenues during the quarter were primarily due to increased table grape yields and third party citrus units offset by a reduction in stonefruit units primarily due to the reduction in plum yields.

     MARKETING OPERATIONS. Marketing revenues of $4.3 million were offset by marketing expenses of $1.4 million resulting in net income of $2.9 million for the third quarter of 1999. Marketing revenues of $3.2 million were offset by marketing expenses of $1.2 million for net income of $2.0 million for the third quarter of 1998. The increase in marketing net income was primarily due to a 7% increase in average marketing commissions per unit and a 23% increase in units marketed during the quarter compared to 1998, due primarily to higher F.O.B. prices and yields experienced for table grapes and third party citrus. During the three months ended September 30, 1999, the Company sold 5.5 million units, consisting primarily of Company-farmed table grapes, peppers and stonefruit as well as citrus from domestic third party growers in Coachella compared to 4.5 million units sold during the three months ended September 30, 1998.

     PROPRIETARY PRODUCT DEVELOPMENT. Sun World has a long history of product innovation, and its research and development center maintains a fruit breeding program that has introduced many proprietary fruit varieties during the past five years. During the three months ended September 30, 1999, net profit from proprietary product development was $0.8 million consisting of international royalties of $0.2 million, net research and development income of $0.3 million and profits from ASC/SWB partnership (formerly American SunMelon) of $0.3 million. For the three months ended September 30, 1998, net income from proprietary product development was $0.1 million consisting primarily of profits from the Company's 50% partnership interest in American SunMelon. American SunMelon sold substantially all of its assets and distributed the majority of the proceeds to the partners in the fourth quarter of 1998.

     GENERAL AND ADMINISTRATIVE EXPENSES.   General and
administrative expenses during the three months ended September 30, 1999 totaled $2.8 million compared to $2.7 for the three months ended September 30, 1998. This increase primarily resulted from additional administrative costs incurred due to activity associated with the implementation of the Program.

     SPECIAL LITIGATION. The Company is engaged in lawsuits seeking monetary damages arising from activities adverse to the Company in connection with a landfill, which until its defeat by the voters of San Bernardino County in 1996, was proposed to be located adjacent to the Company's Cadiz/Fenner Valley properties. See "Item 1 - Legal Proceedings" within Part II - Other Information. During the three months ended September 30, 1999, expenses including litigation costs and professional fees totaled $0.3 million as compared to $0.4 million during the 1998 period.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three months ended September 30, 1999 totaled $5.0 million compared to $4.5 million during the same period in 1998. The increase is primarily attributable to an increase in the relief of depreciation costs from inventory due to the earlier timing of the 1999 harvests compared to 1998.

     INTEREST EXPENSE, NET. Net interest expense totaled $4.4 million during the three months ended September 30, 1999, compared to $4.7 million during the same period in 1998. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                           Three Months Ended
                                               September 30,
                                                ---------
                                             1999      1998
                                             -----     ----

  Interest on outstanding debt - Sun World   $ 3,607  $ 3,710
  Interest on outstanding debt - Cadiz           375      435
  Amortization of financing costs                507      566
  Interest income                                (55)      (9)
                                             -------   ------

                                             $ 4,434   $ 4,702
                                             ========  =======

     The decrease in interest is primarily due to reduced borrowings on the revolving credit facility at Sun World coupled with reduced interest costs at Cadiz due to the extension of the Cadiz term loan facility at a lower interest rate. Financing costs, which include legal fees and warrants, are amortized over the life of the debt agreements.

Nine Months ended September 30, 1999 Compared to Nine Months
---------------------------------------------------------------
Ended September 30, 1998
-------------------

     The table below sets forth, for the periods indicated, the results of operations for the Company's four main operating divisions (before elimination of any interdivisional charges) as well as the categories of costs and expenses incurred by the Company which are not included within the divisional results (in thousands):
                                             Nine Months Ended
                                              September 30
                                              ------------

                                            1999       1998
                                           ------     ------
     Divisional net income:
      Farming                              $11,227   $ 3,835
      Packing                                7,197     5,835
      Marketing                              4,187     2,742
      Proprietary product development          782       672
                                           --------  --------

                                            23,393    13,084

     General and administrative expense      8,226     7,421
     Special litigation                        817     1,093
     Depreciation and amortization expense   7,229     6,559
     Interest expense, net                  13,457    13,159
                                           --------  --------

     Net loss                              $(6,336) $(15,148)
                                           ========  ========

     FARMING OPERATIONS. Net income from farming operations totaled $11.2 million for the nine months ended September 30, 1999 compared to $3.8 million for the nine months ended September 30, 1998. Farming revenues were $77.6 million and farming expenses were $66.4 million for the nine months ended September 30, 1999. For the nine months ended September 30, 1998, the Company had farming revenues of $60.3 million and farming expenses of $56.5 million. The improved farming results in 1999 compared to 1998 were primarily due to (a) increased yields from certain developing table grape crops reaching commercial production (b) significantly improved F.O.B. pricing for table grapes and favorable yields for peppers from the Coachella Valley operations and (c) increased table grape yields in the San Joaquin Valley. Farming results were unfavorably impacted by soft market conditions for watermelon due to excess supplies and reduced yields on certain plum varieties due to freezing temperatures during bloom. The Company's proprietary table grape and stonefruit products have allowed Sun World to continue to command a price premium to the overall market which favorably impacts overall profitability.

     PACKING OPERATIONS. Sun World's packing and handling facilities contributed $7.2 million in profit during the nine months ended September 30, 1999 compared to $5.8 million for the nine months ended September 30, 1998. The Company packed and handled 7.4 million units during the nine months ended September 30, 1999 compared to 6.6 million during the same period in 1998. The increase in units is due to a 40% increase in Company-grown table grape production, a 30% increase in citrus products packed for third party growers, offset by a 37% reduction in stonefruit volumes primarily due to lighter plum yields. Units packed and handled during the first nine months of 1999 primarily consisted of Company-grown table grapes, peppers and seedless watermelons in the Coachella Valley; table grapes and citrus products packed for third party growers; and table grape and stonefruit from the San Joaquin Valley.
Packing and handling revenue for these operations of $17.4 million was offset by $10.2 million of expenses for the nine months ended September 30, 1999. Revenues totaled $15.8 million offset by expenses of $10.0 million for the nine months ended September 30, 1998.

     MARKETING OPERATIONS. During the nine months ended September 30, 1999, a total of 9.2 million units were sold consisting primarily of Company-grown table grapes, peppers and watermelons from the Coachella Valley; table grapes, watermelons and citrus from domestic third party growers; peppers from Mexico; and Company-grown stonefruit and table
grapes from the San Joaquin Valley.   These unit sales resulted
in marketing revenue of $7.8 million. Marketing expenses totaled $3.6 million for the nine months ended September 30, 1999 resulting in net income from marketing operations of $4.2 million. During the nine months ended September 30, 1998, 7.8 million units were sold resulting in revenues of $6.0 million offset by expenses of $3.3 million for net income of $2.7 million. The increase in units sold, revenues and net income from marketing operations from 1998 to 1999 is primarily attributable to higher F.O.B. prices, particularly for table grapes, resulting in higher commissions coupled with increased volumes of citrus marketed for third party growers. Average per unit commissions were 4% higher for the nine months ended September 30, 1999 compared to the same period in 1998 while units marketed increased by 18%.

     PROPRIETARY PRODUCT DEVELOPMENT.   During the nine months
ended September 30, 1999, net income from proprietary product development was $0.8 million consisting of $0.9 million of international royalties primarily related to the Company's licensing agreement of Sugraone table grapes in South Africa offset by $0.4 million of net research and development expenses. Net profit from ASC/SWB partnership (formerly American SunMelon) was $0.3 million. Net profit in 1998 of $0.7 million consisted of the Company's share of partnership income in American SunMelon totaling $0.9 million offset by $0.2 million in net research and development expenses. American SunMelon sold substantially all of its assets and distributed the majority of the proceeds to the partners in the fourth quarter of 1998.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 1999 totaled $8.2 million compared to $7.4 million for the nine months ended September 30, 1998. The $0.8 million increase in general and administrative costs resulted primarily from additional administrative costs incurred due to activity associated with the implementation of the Program.

     SPECIAL LITIGATION. The Company is engaged in lawsuits seeking monetary damages arising from activities adverse to the Company in connection with a landfill, which until its defeat by the voters of San Bernardino County in 1996, was proposed to be located adjacent to the Company's Cadiz/Fenner Valley properties. See "Item 1 - Legal Proceedings" within Part II - Other Information. During the nine months ended September 30, 1999, expenses including litigation costs and professional fees totaled $0.8 million as compared to $1.1 million during the 1998 period.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the nine months ended September 30, 1999 totaled $7.2 million compared to $6.6 million for the same period in 1998. The increase is primarily attributable to relief of depreciation from inventory resulting from the earlier timing of the harvests coupled with added depreciation related to capital expenditures made during the past year.

     INTEREST EXPENSE, NET. Net interest expense totaled $13.5 million during the nine months ended September 30, 1999, compared to $13.2 million during the same period in 1998. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                            Nine Months Ended
                                               September 30
                                               ----------

                                               1999     1998
                                               ----     ----

  Interest on outstanding debt - Sun World   $ 10,827  $ 10,884
  Interest on outstanding debt - Cadiz          1,291     1,058
  Amortization of financing costs               1,594     1,351
  Interest income                                (255)     (134)
                                              -------   --------

                                             $ 13,457  $ 13,159
                                              =======   ========

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

LIQUIDITY AND CAPITAL RESOURCES

GENERAL DISCUSSION OF LIQUIDITY AND CAPITAL RESOURCES.

     Based on the cash on hand at September 30, 1999 and the revolving credit facilities in place for both Cadiz and Sun World and anticipated payments under the Program, as further discussed below, the Company believes it will be able to meet its working capital needs over the next year without looking to additional outside funding sources, although no assurances can be made. See "Current Financing Arrangements" below.

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

     As of September 30, 1999, Cadiz was obligated for approximately $10.3 million under a senior term loan facility. Effective April 30, 1999, the Company extended the facility for one year. The Company issued certain warrants in conjunction with the extension. Currently, the term lender holds a senior deed of trust on substantially all of Cadiz' non-Sun World related property.

     Additionally, Cadiz has a $15 million revolving credit facility (the "Cadiz Revolver") which is secured by a second lien on substantially all of the non-Sun World assets of the Company. Principal is due on December 31, 2000. The Company had $15.0 million outstanding under the Cadiz Revolver at September 30, 1999.

     As the Company continues to actively pursue its business strategy, additional financing specifically in connection with the Company's water programs may be required. Responsibility for funding the design, construction and program implementation costs of the capital facilities for the Cadiz Groundwater Storage and Dry-Year Supply Program will, under currently developed principles and terms, be shared equally by the Company and the Metropolitan Water District of Southern California ("Metropolitan"). The Company is analyzing various alternatives for funding its fifty percent share of the estimated $125 million to $150 million cost of the program capital facilities as well as satisfying the Cadiz term loan facility and the Cadiz Revolver obligations described above. These funding alternatives include (a) long-term financing arrangements or (b) utilization of monies to be received from Metropolitan for its initial purchase of indigenous groundwater which are expected to be sufficient to fund the Company's share of these capital costs. Based upon the results of analyses performed by investment banking firms retained by the Company, management believes that several alternative long-term financing arrangements are available to the Company.

SUN WORLD OBLIGATIONS

     Sun World has outstanding $115 million of First Mortgage Notes (the "Sun World Notes") which will mature on April 15, 2004. The Sun World Notes will be redeemable at the option of Sun World, in whole or in part, at any time on or after April 15, 2001. Interest accrues at the rate of 11-1/4% per annum and is payable semi-annually on April 15th and October 15th of each year. The Sun World Notes are secured by a first lien (subject to certain permitted liens) on substantially all of the assets of Sun World and its subsidiaries, other than crop inventories and accounts receivable and proceeds thereof, which secure the Sun World Revolver, and certain real property pledged to third parties. The Sun World Notes are also secured by the guarantee of Cadiz and the pledge by Cadiz of all of the stock of Sun World.

     In April 1998, Sun World entered into the Sun World Revolver which is guaranteed by Cadiz. To meet its working capital needs for 1999, Sun World renewed the Sun World Revolver for an additional year including an increase in the facility to $30 million. As of September 30, 1999, no amount was outstanding under the Sun World Revolver. Additionally, Sun World has an intercompany revolving credit agreement with Cadiz for seasonal working capital needs as needed.

     CASH USED FOR OPERATING ACTIVITIES. Cash used for operating activities totaled $2.1 million for the nine months ended September 30, 1999, as compared to cash used for operating activities of $10.1 million for the nine months ended September 30, 1998. The decrease in cash used for operating activities is primarily due to (a) increased earnings resulting from increased yields and better F.O.B. prices within the Company's farming operations; (b) increased accounts payable due to increased farming activity in 1999 resulting from increased product volumes and acreage offset by (c) an increase in accounts receivable due to increased sales.

    CASH USED FOR INVESTING ACTIVITIES. Cash used for investing activities totaled $10.2 million for the nine months ended September 30, 1999 compared to cash used for investing activities of $8.0 million for the same period in 1998. The increase is primarily due to increased capital expenditures during the nine months ended September 30, 1999 compared to 1998 resulting from costs associated with implementation of the Program at Cadiz as well as a $0.7 million reduction in distributions from the American SunMelon partnership, which sold substantially all of its operating assets in the fourth quarter of 1998. During the nine months ended September 30, 1999, the Company invested $2.9 million in developing crops, $2.0 million in water programs, and $4.6 million for the purchase of property, plant and equipment.

     CASH PROVIDED BY FINANCING ACTIVITIES. Cash provided by financing activities totaled $6.2 million for the nine months ended September 30, 1999. Net proceeds from the exercise of stock options totaled $6.4 million during the nine months ended September 30, 1999 compared to $1.4 million during the nine months ended September 30, 1998. Principal payments on long-term debt totaled $0.3 million for the nine months ended September 30, 1999 compared to $0.5 million for the nine months ended September 30, 1998. There were no net proceeds from short-term borrowings in 1999 compared to $2.7 million in 1998.

OUTLOOK

     The Company is actively pursuing the development of its water resources. Specifically, in July 1998, the Company and Metropolitan approved the principles and terms for agreement for the Cadiz Groundwater Storage and Dry-Year Supply Program. The principles and terms for agreement provide that Metropolitan will, during wet years or periods of excess supply, store surplus water from its Colorado River Aqueduct in the Company's groundwater basin. During dry years or times of reduced allocations from the Colorado River, the previously imported water, together with additional indigenous groundwater, will be extracted and delivered, via a conveyance pipeline, back to the aqueduct.

     Metropolitan will store a minimum of 700,000 acre-feet of Colorado River Aqueduct water in the Company's groundwater basin and purchase a minimum of 1,500,000 acre-feet of existing groundwater for transfer during dry-years. The Program will have the capacity to convey, either for storage or transfer, up to approximately 150,000 acre-feet in any given year over the 50 year term of the agreement.

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

     In regard to the committed minimum transfer of 1,500,000 acre-feet of existing groundwater, Metropolitan will pay for the first 400,000 acre-feet in two installments - $44 million payable upon environmental certification and the balance of $48 million, subject to adjustment for the water price index, payable upon completion of construction. Finally, Metropolitan will commit to pay for the additional 1,100,000 acre-feet at the earlier of delivery or in annual 40,000 acre-feet increments commencing at the start of operations.

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

     In June 1999, Sun World was appointed by Kingdom Agricultural Development Company (KADCO), a company currently 100% controlled by His Royal Highness Prince Alwaleed Bin Talal Bin Abdulaziz Alsaud, to develop and manage up to 100,000 acres of agricultural land in southern Egypt, called the Tushka Project. The Tushka Project is the cornerstone in the Egyptian government's multi-billion dollar South Valley Project, an immense infrastructure plan designed to irrigate more than 500,000 acres of desert land to foster urban and agricultural development. The South Valley Project involves the construction of a 43-mile (70 km) canal that diverts water from Egypt's Lake Nasser, the reservoir formed on the Nile River by the Aswan High Dam, to four separate parcels of land - the first being the Tushka site. The initial plantings are expected to occur in early 2002 upon completion of the canal construction. In addition to Sun World's role in Tushka, Cadiz and KADCO also agreed to form an entity to pursue the development and management of water resources in the region.

     As compensation for project development and management of the Tushka Project, Sun World will earn annually an equity interest in KADCO and has been granted an option to purchase additional shares. The combined equity interest will equate to approximately 10% ownership of KADCO. In addition, Sun World will receive annual marketing and licensing fees equal to the greater of 1.5% of gross revenues or 5% of EBITDA from the project. No capital investment is required by Sun World, and KADCO will reimburse Sun World for all expenses incurred. The first term of the management agreement will be for four years with an option to extend for multiple further terms. The Company and KADCO executed the final contract in October 1999.

     The Company believes that, based upon current levels of operations and anticipated growth, Sun World can adequately service its indebtedness and meet its seasonal working capital needs utilizing available internal cash, the Sun World Revolver and, if necessary, through an intercompany revolver with Cadiz. Cadiz expects to be able to meet its ordinary working capital needs, in the short-term, through a combination of cash on hand, payments under the Program, quarterly management fee payments from Sun World, payments from Sun World under an agricultural lease whereby Sun World now operates the Company's 1,600 acres of developed agricultural property at Cadiz, California, and the possible exercise of outstanding stock options. Except for the foregoing, additional intercompany cash payments between Sun World and Cadiz are subject to certain restrictions under its current lending arrangements.

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

The status of each of the major categories as of October 1999 is as follows:

     Information Technology
     ----------------------

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

     Non-IT Systems
     ---------------

     Although no other areas of the business are expected to create Year 2000 issues, the project team is continuing to review all areas of the business to determine Year 2000 compliance. Management believes that given the agricultural nature of the Company's business, the project team will not encounter any major Y2K issues that cannot be corrected or would have a material adverse affect on the Company, although no absolute assurances can be given.

     Suppliers and Customers IT and Non-IT Systems
     ---------------------------------------------

     The Company has identified all significant suppliers and customers and has sent surveys and is conducting formal communications to determine the extent to which it may be affected by those third parties' Y2K preparedness plans. The Company has not received any responses that would indicate an unawareness of Y2K issues. Every vendor or customer that has responded to the request for information has responded that they are actively working on the Y2K issues or have successfully completed the Y2K project. The Company is continuing to contact significant customers and vendors who have not responded to the Company's requests to ensure, to the extent possible, that they are going to be Y2K compliant.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ---------------------------------------------------------

    Information about market risks for the nine months ended
September 30, 1999 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 1998.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings
         -------------------

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

      In the State Court Action, the Company received a favorable ruling from the Los Angeles County Superior Court, on July 13, 1999, on the discovery issues referenced in the Company's Form 10-Q for the period ended March 31, 1999. WMI's petition for writ of mandate, filed with the California Court of Appeal, Second Appellate District, Division Seven, requesting appellate review of this decision was denied on October 6, 1999. It is anticipated that the Company will file an amended complaint with the court within 90 days.

      In the criminal case pending in San Bernardino County against WMI, certain of its affiliates, and two of its past or present employees, 12 felony counts remain pending. Nine felony counts of stock fraud were dismissed on July 28, 1999, after the Superior Court concluded that the evidence presented to the grand jury was insufficient to support these charges. The District Attorney has publicly announced his intention to refile stock fraud charges based upon additional evidence not previously presented to the grand jury. Trial in the criminal case is set for January 10, 2000.

Item 2.  Changes in Securities and Use of Proceeds
         ------------------------------------------

         None

Item 3. Defaults Upon Senior Securities
        -------------------------------

        Not applicable.

Item 4. Submission of Matter to a Vote of Security Holders
        ---------------------------------------------------

        None.

Item 5. Other Information
        ------------------

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K
        ---------------------------------

      A.   Exhibits

         1.   Exhibit 27 - Financial Data Schedule

      B.  Reports on Form 8-K

          None

                          SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Cadiz Inc.




By:   /s/  Keith Brackpool                 November 12, 1998
     -----------------------               Date
     Keith Brackpool, President and
     Chief Executive Officer and Director




By:  /s/ Stanley E. Speer                  November 12, 1998
     ---------------------                 Date
     Stanley E. Speer
     Chief Financial Officer