Form 10-K
period 1999-12-31
CADIZ INC
filed 2000-03-29
CIK 727273

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

     (Mark One)

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Fiscal Year Ended December 31, 1999

                                    OR

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

                   For the transition period from..to...

                      Commission File Number 0-12114
                         ------------------------
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

                              (310) 899-4700
           (Registrant's telephone number, including area code)
                       -----------------------------

     Securities Registered Pursuant to Section 12(b) of the Act:  None
                       ----------------------------

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

                            Yes /__X__/   No /__/

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 220.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment of this Form 10-K. /_/

As of March 29, 2000, the registrant had 35,302,911 shares of Common Stock outstanding. The aggregate market value of the Common Stock held by nonaffiliates as of March 29, 2000 was approximately $300,345,000 based on the closing price on this date.

                    DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Registrant's proxy statement for the annual meeting to be held on May 15, 2000, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference under
Part II of this Form 10-K.


                                PART I

ITEM 1.  BUSINESS

     Water is one of the world's most precious resources.
Considerable population increases are placing great demands on water supplies and related infrastructure both in California and worldwide. Compounding the issue in California, population centers are not generally located where significant precipitation occurs. Management therefore believes that a competitive advantage exists for those companies that possess or can provide a high quality, reliable and affordable water supply especially within California's multi-billion dollar agricultural industry, one of the largest users of water in the state. Accordingly, water resource management and agricultural operations, two inter-dependent efforts, form the long-term business strategy of Cadiz Inc. (the "Company"). The Company has created an integrated and complementary portfolio of assets encompassing landholdings with high-quality groundwater resources and/or storage potential, prime agricultural properties located throughout central and southern California with secure and reliable water rights, other contractual water rights, and may include technologies for water conservation, reclamation, production and conveyance. Management believes that the Company's access to water will provide it with a competitive edge both as a major agricultural concern and as a supplier of water, leading to continued appreciation in the value of the Company's portfolio.

     The Company's wholly-owned subsidiary, Sun World International, Inc. and its subsidiaries (collectively "Sun World"), is one of the largest developers, growers, packers and marketers of proprietary fruits and vegetables in California, specializing in high-value permanent crops. Sun World's highly regarded brand name, product innovation from its fruit breeding programs, international licensing programs and global marketing reach have provided Sun World with a strong position in the ongoing consolidation in the retail grocery industry. Sun World also adds valuable water rights to the Company's existing water resource management operations. Currently, Sun World owns more than 19,200 acres of land primarily located in two major growing areas of California: the San Joaquin Valley and the Coachella Valley.

     In addition to its Sun World properties, the Company holds approximately 37,700 acres of land in eastern San Bernardino County that are underlain by excellent groundwater resources with demonstrated potential for various applications, including water storage and supply programs, and agricultural, municipal, recreational and industrial development. All of the Company's properties are located in close proximity to California's major aqueduct systems.
The Company expects to utilize its resources to participate in a broad variety of water storage and supply, transfer, exchange, and conservation programs with public agencies and other parties.

     In December 1997, the Company entered into an interim Agreement with the Metropolitan Water District of Southern California ("Metropolitan") to develop principles and terms for a long-term agreement at its Cadiz, California property. In July 1998, the Company and Metropolitan approved the principles and terms for agreement for the Cadiz Groundwater Storage and Dry-Year Supply Program (the "Program"), authorized preparation of a final agreement based on these principles and terms and initiated the environmental review process for the Program. The Program will enhance Southern California water supply reliability in two ways, providing a new dry-year water supply and much-needed storage. During wet years or periods of excess supply, Metropolitan will store surplus Colorado River water in the aquifer system underlying the Company's Cadiz property. During dry years, the previously imported water, together with indigenous groundwater, will be extracted and delivered, via a conveyance pipeline, to Metropolitan's service area during the 50-year term of the agreement.

       In 1999, the Company and Metropolitan completed several significant milestones in the environmental review process. This process must be completed before construction and operation of the Program can commence. A draft Environmental Impact Report/Environmental Impact Statement ("EIR/EIS") was issued in November 1999 for public review and comment. The public comment period closed in March 2000. The draft EIR/EIS incorporated a wide array of technical, environmental and engineering analyses and studies completed during 1999, including the operation of a pilot spreading basin project that serves as a prototype for the full-scale program and optimization studies for the design of the capital facilites. Also, see "Narrative Description of Business - Water Resources Development - Cadiz Groundwater Storage and Dry-Year Supply Program."

     Based upon the Company's expertise in water and agricultural resources, in June 1999, Sun World was appointed by Kingdom Agricultural Development Company (KADCO), a company currently 100% controlled by His Royal Highness Prince Alwaleed Bin Talal Bin Abdulaziz Alsaud, to develop and manage up to 100,000 acres of agricultural land in southern Egypt, called the Tushka Project. The Tushka Project is the cornerstone in the Egyptian government's multi-billion dollar South Valley Project, an immense infrastructure plan designed to irrigate more than 500,000 acres of desert land to foster urban and agricultural development. The South Valley Project involves the construction of one of the world's largest pumping stations and a 43-mile (70 km) canal that diverts water from Egypt's Lake Nasser, the reservoir formed on the Nile River by the Aswan High Dam, to four separate parcels of land - the first being the Tushka site. Construction is well underway with approximately 20 miles of canal completed and the pumping station expected to be operational in 2001. The initial commercial plantings for the Tushka Project will follow completion of the canal construction which is anticipated to occur in 2002. In addition to Sun World's role in Tushka, Cadiz and KADCO also agreed to form an entity to pursue the development and management of water resources in the region.

     The Company continually seeks to develop and manage its water and agricultural resources for their highest and best uses. The Company also continues to evaluate acquisition opportunities, which are complementary to its current portfolio of water and agricultural resources.

(a)  General Development of Business
     --------------------------------

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

     Sun World, which was acquired by the Company in September 1996, owns approximately 19,200 acres of prime agricultural land primarily in the San Joaquin and Coachella Valleys, giving the Company total landholdings of approximately 56,900 acres. See Item 2, "Properties."

(b)  Financial Information About Industry Segments
     ---------------------------------------------

     During the year ended December 31, 1999, the Company operated its agricultural resources segment and continues to develop its water resource segment of the business. See Consolidated Financial
Statements.  Also, see Item 7, "Management's Discussion and Analysis."

(c)  Narrative Description of Business
     ---------------------------------

     Pursuant to its business strategy, the Company continually seeks to develop and manage its portfolio of water and agricultural resources for their highest and best uses. The development and management activities of the Company are currently focused on agricultural operations (primarily through Sun World) and water resource development. The Company also continues to evaluate acquisition opportunities, which are complementary to its current portfolio of water and agricultural resources.

WATER RESOURCE DEVELOPMENT

     The Company's portfolio of water resources, located in close proximity to the Colorado River or the major aqueduct systems of central and southern California, such as the State Water Project and the Colorado River Aqueduct, provides the Company with the opportunity to participate in a variety of water storage and supply programs, exchanges and transfers.

     CADIZ GROUNDWATER STORAGE AND DRY-YEAR SUPPLY PROGRAM. The Company's 27,400 acres in the Cadiz and Fenner Valleys of eastern California (the "Cadiz/Fenner Property") are underlain by a substantial high-quality groundwater basin. Rain and snowfall within a catchment area of nearly 1,300 square miles recharge the basin. See
Item 2, "Properties  - The Cadiz/Fenner Property."

     In July 1998, the Company and Metropolitan entered into the Principles for an Agreement (the "Principles") for the Cadiz Groundwater Storage and Dry-Year Supply Program, one of the largest public/private partnerships in California's water history. The Principles provide that Metropolitan will, during wet years or periods of excess supply, store surplus water from its Colorado River Aqueduct in the groundwater basin underlying the Company's property. During dry-years or times of reduced allocations from the Colorado River, the stored water will be withdrawn and returned via conveyance facilities to the aqueduct to meet Metropolitan's water supply needs. In addition, indigenous groundwater would also be transferred utilizing the same facilities. The Program will have the capacity to convey, either for storage or transfer, up to 150,000 acre-feet in any given year during the 50-year term of the Program.

     Pursuant to the Principles, during storage operations, Metropolitan will pay a $50 fee per acre-foot for put of water into storage, a $40 fee per acre-foot for return of water from storage, and a storage fee of $5 per acre-foot for every year that water is stored in the groundwater basin for the first 5 million acre-feet of stored water. On the transfer of indigenous water, Metropolitan will pay a base rate of approximately $230 per acre-foot, which will be adjusted according to a water price formula. Additionally, recognizing that delivery of the Company's high-quality, indigenous groundwater to the aqueduct provides a significant water quality benefit, Metropolitan will pay the Company a water quality fee for both transferred and returned water. Additionally, Metropolitan has committed to minimum levels of utilization of the Program for both storage of Colorado River aqueduct water and transfer of indigenous groundwater.

     The Program facilities, including spreading basins, extraction wells, conveyance pipeline and a pumping plant, are estimated to cost between $125 and $150 million, and both parties will share these costs. A pilot spreading basin project was constructed to model and to analyze the storage and extraction of water. All operational costs of the Program, including annual operations, maintenance and energy costs, will be an obligation of Metropolitan.

     The Principles call for the establishment of a comprehensive groundwater monitoring and management plan to ensure long-term protection of the groundwater basin. The final agreement may reflect adjustments to these Principles in order to reflect information identified during the ongoing environmental review process and will be subject to approval by the respective Boards of both parties.

     Before construction and operation of the Program can commence, the environmental review process must be completed including the certification and approval of a final EIR/EIS by the appropriate regulatory agencies, Metropolitan for state law purposes and the United States Bureau of Land Management ("BLM") for federal law purposes. The process for obtaining these approvals is often difficult and time-consuming as the process can be highly political and often draws opposition from third parties. During 1999, the Company and Metropolitan completed several significant milestones in the environmental review process, entering its final stages with the publication of a draft EIR/EIS in November 1999 for public review and comment. The public comment period closed in March 2000. All of the comments received will be considered and addressed by Metropolitan and BLM as part of the environmental review process. The draft EIR/EIS incorporated a wide array of technical, environmental and engineering analyses and studies completed during 1999, including the operation of a pilot spreading basin project that serves as a prototype for the full-scale program, and optimization studies for the design of the capital facilities. The Program is anticipated to be operational by the year 2001.

     PIUTE. The Company's water development operations at its 6,000 acre Piute property are located in eastern San Bernardino County approximately 15 miles from the resort community of Laughlin, Nevada and about 12 miles from the Colorado River town of Needles, California. Hydrological studies and testing of a full-scale production well have demonstrated that this landholding is underlain by recharging groundwater of excellent quality and additional technical and environmental investigations are ongoing regarding the development of the property for a variety of uses. See Item 2, "Properties - The Piute Property."

     DANBY LAKE AND OTHER. The Company currently owns or controls additional acreage located throughout other areas of the Mojave Desert, such as Danby Lake. This area is located approximately 30 miles southeast of the Company's Cadiz/Fenner Valley property and 10 miles north of the Colorado River Aqueduct. The Company's initial hydrological studies confirm that this property has excellent storage and supply capabilities.

     SUN WORLD WATER RESOURCES. Sun World has valuable water rights in various parts of central and southern California. The Company believes that with increasing water shortages in California, land with prime water rights will increase substantially in value.

     Sun World's landholdings and associated water resources are located adjacent to the major aqueduct systems of central and southern California, and in close proximity to the Colorado River. These holdings complement the Company's other groundwater resources and will enhance the Company's opportunities to participate in a broad variety of water storage, supply, exchange or banking programs. By way of example, the Company has identified more than 10,000 acre-feet of excess water that the Company plans to either transfer to other Company properties or exchange or transfer to other water users without affecting current agricultural production.

AGRICULTURAL OPERATIONS

     The Company is one of California's largest vertically integrated agricultural companies combining an extensive research and development program, year-round sourcing, farming and packing activities and strong marketing capabilities. For the twelve months ended December 31, 1999, Sun World recorded revenues of $115.2 million.

     PRODUCT LINE. Sun World ships approximately 75 different varieties of fresh fruits and vegetables to all 50 states and to more than 25 foreign countries. Sun World is a leading grower and marketer of table grapes, seedless watermelons, colored sweet peppers, citrus (oranges and lemons) and stonefruit (plums, peaches, nectarines and apricots). It is also one of California's largest independent marketers of grapefruit, tangerines, mandarins, navel oranges and dates.

     The breadth and diversity of the product line helps to minimize the impact of individual crop earnings fluctuations. Further, the breadth and diversity of its product offering provides Sun World with greater presence and influence with its grocery and food service customers.

     Although many fruits and vegetables are fungible commodities, Sun World has adopted a strategy of developing and acquiring specialty produce varieties with unique characteristics which differentiate them from commodity produce varieties. Most of these varieties are harvested during favorable marketing windows when available supply from competitors is limited. These specialty varieties typically command a price premium and are less subject to the same price volatility than the commodity varieties. They also provide Sun World with a dominant position in a number of product categories. Examples of the branded produce grown and marketed by Sun World include Superior Seedless(R) table grapes, Midnight Beauty(R) table grapes, Black Diamond(R) plums, Honeycot(R) apricots, and Amber Crest(R) peaches. These products evolved through a combination of internal development and acquisition. Sun World's research and development center is dedicated to developing additional high value proprietary varieties.
See "Proprietary Product Development," below.

     FARMING OPERATIONS. Sun World's farming operations produced approximately 8 million units of fruits and vegetables during the year ended December 31, 1999. Its principal agricultural lands are located in the San Joaquin and Coachella Valleys of California. See Item 2,
"Properties."

     Sun World properties are primarily dedicated to producing permanent commercial crops and, to a lesser extent, annual (or row) crops. Additionally, over 1,800 acres are currently utilized for developing crops (e.g., vines and trees that have not yet reached a commercial maturity). The Company has implemented a crop development plan, which has redeployed marginally productive acreage to produce more varieties of crops, which possess superior proprietary characteristics and/or are available for delivery at peak pricing windows throughout the year.

     Additionally, during 1998, the Company acquired two citrus ranches totaling approximately 2,000 acres in the San Joaquin Valley. These acquisitions reflect the Company's strategy of expanding its contra-seasonal operations to complement the summer table grape and stonefruit production.

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

     Sun World's packing facilities handled approximately 9 million units of produce during the year ended December 31, 1999. These facilities provide harvesting, packing, cooling and shipping services for Sun World production, as well as for other commercial clients. Currently, Sun World owns three facilities, two of which are located in the Coachella Valley and one of which is located in the San Joaquin Valley. See Item 2, "Properties."

     Sun World's vertically integrated operations enable it to offer the market a continuous stream of new specialty products, which receive a market premium. As a large grower, Sun World is able to manage the quality of its own product line, and as a significant packer/marketer, Sun World works with other growers to ensure product quality through packing and distribution. During fiscal 1999, the Company sold approximately 11 million units with wholesale value of approximately $118 million. This amount includes sale proceeds received for units sold on behalf of third party growers for which only the sales commission and packing revenues received by Sun World are included in Sun World's reported revenues.

     Sun World's sourcing, both external and internal, is diversified geographically throughout California. Sun World's owned and leased farming operations are located throughout California from the Coachella Valley in the south to central California's San Joaquin Valley, as well as operations near the coast. Sun World sources externally produced product from throughout California, from other areas of the United States, and from international sources. This geographic diversification not only reduces the impact that unfavorable weather conditions and infestations could have on Sun World's operations, but also provides Sun World with a longer selling season for many crops since the harvests occur at different times. In addition, geographic diversification also allows Sun World the ability to provide the quality and breadth of product throughout the year which is being demanded by retailers.

     Sun World's customer base consists of more than 650 accounts including supermarket retailers, food service entities, warehouse clubs, and international trading companies located in approximately 25 countries. Domestic customers include national retailers such as Safeway Stores and Albertson's; club stores, including Costco and Sam's; and food service distributors, including Sysco and Alliant. Approximately 10% of Sun World's products were marketed outside of the United States in Canada, Europe, Australia, Japan, Hong Kong, Singapore, Malaysia and Taiwan in 1999. Only one national retailer, Safeway Stores, (representing approximately 13%) accounted for more than 10% of Sun World's revenues in 1999. As is consistent with industry practice, Sun World does not maintain written agreements with this or its other significant customers.

     PROPRIETARY PRODUCT DEVELOPMENT. Sun World has a long history of product innovation, and its research and development center maintains a fruit breeding program that has introduced dozens of proprietary fruit varieties in the last six years. Recent product successes include the Midnight Beauty(R) seedless black table grape, Black Diamond(R) plum, the Amber Crest(R) peach and the Honeycot(R) apricot. Management believes that there are several other promising grape and stonefruit varieties for commercial planting and production in the near future both domestically and internationally.

     Sun World utilizes approximately 235 acres for its research and development center and crop experimentation. The research and development center facility houses tissue culture rooms, growth rooms, four greenhouses, and over 200 acres of experimental growing crops. The amounts expended by Sun World on its research and development activities totaled $1,450,000 for the year ended December 31, 1999, $1,249,000 for the year ended December 31, 1998 and $809,000 for the year ended December 31, 1997.

     As a result of over 20 years of research and development, Sun World holds rights to approximately 450 patents and trademarks around the world. The patent registrations exist in most major fruit producing countries and the trademarks are held in both fruit producing and consuming regions.
Sun World's patents have varying expiration dates occurring within the next several years through 2024; however, the expiration of any individual patent will not have a material effect upon Sun World's operations.

     Enhancing the value of the proprietary product portfolio through licensing is an integral part of Sun World's growth strategy. Sun World continues to seek key licensing opportunities with key strategic partners to introduce, trial and produce Sun World's proprietary products in major production areas that do not have appropriate plant protection rights to compete with Sun World's own domestic production. These licensing agreements will provide Sun World with a long-term annual revenue stream based upon a royalty fee for each box of proprietary fruit sold over the lives of the licensed trees or vines approximating 25 to 40
years.   Currently, Sun World has licensing agreements in place in the
United States, South Africa, Australia, Israel, Spain and Morocco and expects additional licensing agreements to be signed in 2000. An example of Sun World's licensing success is the definitive agreement entered into with the South African fruit industry granting long-term license agreements to South African fruit companies seeking to produce and export Sun World's proprietary Sugraone grape variety (more commonly known as Sun World's private Superior Seedless(R) grapes). These agreements also provided
Sun World compensation for past Sugraone grapevine plantings and fruit sales and grant Sun World exclusive North American marketing rights for these Sugraone grapes. The Company believes these licensing agreements have established a precedent that will change the way new and improved varieties of produce will be brought to market in the future.

     The combination of the Company's innovative proprietary products and expertise in desert farming and water resources management led to Sun
World's appointment by Kingdom Agricultural Development Company (KADCO), a company currently 100% controlled by His Royal Highness Prince Alwaleed Bin Talal Bin Abdulaziz Alsaud, to develop and manage up to 100,000 acres of agricultural land in southern Egypt, called the Tushka Project. The Tushka Project is the cornerstone in the Egyptian government's multi-billion dollar South Valley Project, an immense infrastructure plan designed to irrigate more than 500,000 acres of desert land to foster urban and agricultural development. The South Valley Project involves the construction of one of the world's largest pumping stations and a 43-mile (70 km) canal that diverts water from Egypt's Lake Nasser, the reservoir formed on the Nile River by the Aswan High Dam, to four separate parcels of land - the first being the Tushka site. Construction is well underway with approximately 20 miles of the canal completed and the pumping station expected to be operational in 2001. The initial commercial plantings will follow completion of the canal construction to the Tushka site, which is expected to occur in 2002. In addition to Sun World's role in Tushka, Cadiz and KADCO also agreed to form an entity to pursue the development and management of water resources in the region.

          As compensation for project development and management of the Tushka Project, Sun World will earn annually an equity interest in KADCO and has been granted an option to purchase additional shares. The combined equity interest will equate to approximately 10% ownership of KADCO. In addition, Sun World will receive annual marketing and licensing fees equal to the greater of 1.5% of gross revenues or 5% of EBITDA from the project. No capital investment is required by Sun World, and KADCO will reimburse Sun World for all expenses incurred. The first term of the management agreement will be for four years with an option to extend for multiple further terms. The Company and KADCO signed the final contract in October 1999.

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

EMPLOYEES

     As of December 31, 1999, the Company employed a total of 965 full-time employees. Sun World, throughout the year, engages various part-time and seasonal employees, with a seasonal high of approximately 2,100 part-time employees. Additionally, the Company contracts with outside labor contractors for personnel used in the farming operations with a seasonal
high of approximately 6,000 people.   Approximately 220 of the Company's
employees are represented by a labor union pursuant to contracts renewed in 1999 that expire in 2002. Generally, the Company believes that its employee relations are good.

REGULATION

     Certain areas of the Company's operations are subject to varying degrees of federal, state and local law and regulations. The Company's agricultural operations are subject to a broad range of evolving environmental laws and regulations. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Insecticide, Fungicide and Rodenticide Act and the Comprehensive Environmental Response, Compensation and Liability Act. Compliance with these foreign and domestic laws and related regulations is an ongoing process, which is not currently expected to have a material effect on the Company's capital expenditures, earnings or competitive position. Environmental concerns are, however, inherent in most major agricultural operations, including those conducted by the Company, and there can be no assurance that the cost of compliance with environmental laws and regulations in the future will not be material. However, neither the Company nor Sun World expects to incur any material capital expenditures for environmental control facilities during 2000.

     The Company's food operations are also subject to regulations enforced by, among others, the U.S. Food and Drug Administration and state, local and foreign equivalents and to inspection by the U.S. Department of Agriculture and other federal, state, local and foreign environmental and health authorities. Among other things, the U.S. Food and Drug Administration enforces statutory standards regarding the safety of food products, establishes ingredients and manufacturing procedures for certain foods, establishes standards of identity for foods and determines the safety of food substances in the United States. Similar functions are performed by state, local and foreign governmental entities with respect to food products produced or distributed in their respective jurisdictions. Existing environmental regulations have not, in the past, had a materially adverse effect upon the operations of the Company, and the Company believes that existing environmental regulations will not, in the future, have a materially adverse effect upon its operations. There can be no assurances, however, as to the effect of any environmental regulations, which may be adopted in the future.

     As the Company proceeds with the development of its properties, including the Program, the Company will be required to satisfy various regulatory authorities that it is in compliance with the laws, regulations and policies enforced by such authorities. Groundwater development, and the export of surplus groundwater for sale to single entities such as public water agencies, is not subject to regulation by existing statutes other than general environmental statutes applicable to all development projects. Additionally, the Company must obtain a variety of approvals and permits from state and federal governments with respect to issues that may include environmental issues, issues related to special status species, issues related to the public trust, and others. Because of the discretionary nature of these approvals and concerns which may be raised by various governmental officials, public interest groups and other interested parties during both the approval and development process, the Company's ability to develop properties and realize income from its projects, including the Program, could be delayed, reduced or eliminated.


ITEM 2.  PROPERTIES

     The Company currently leases its executive offices in Santa Monica, California. The Company also maintains a development office in San Bernardino, California. Sun World owns its main packing facility (including sales and administrative offices) in Bakersfield, California and owns two packing facilities (including sales offices) in Coachella, California. The Company and each of its subsidiaries believe that their property and equipment are generally well maintained, in good operating condition and adequate for their present needs.

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

     Additional numerous independent geotechnical and engineering studies conducted since 1985 have confirmed that the Cadiz/Fenner property overlies a natural groundwater basin which is ideally suited for underground water storage and dry-year transfers as contemplated in the Program. See Item 1, "Business - Narrative Description of Business - Water Resource Development."

     In November 1993, the San Bernardino County Board of Supervisors unanimously approved a General Plan Amendment establishing an agricultural land use designation for 9,600 acres at Cadiz for which 1,600 acres have been developed and are leased to Sun World. This Board action represented the largest land use approval on behalf of a single property holder in the County's known history. This action also approved permits to construct infrastructure and facilities to house as many as 1,150 seasonal workers and 170 permanent residents (employees and their families) and allows for the withdrawal of more than 1,000,000 acre-feet of groundwater from the groundwater basin underlying the Company's property.

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

     Sun World-owned farming property is divided between six distinct geographic regions: Madera, Bakersfield, Tulare and Arvin (located within the San Joaquin Valley), Coachella (located in the state's southeastern corner near Palm Springs) and Blythe (located approximately 100 miles east of the Coachella Valley adjoining the Colorado River).

     PACKING AND HANDLING FACILITIES. Sun World owns three packing and handling facilities: one facility located in the San Joaquin Valley at Kimberlina near Bakersfield, a facility in the Coachella Valley, and a third facility also in the Coachella Valley that is leased to a third party.

     The Kimberlina facility, located on an 83 acre parcel owned by Sun World, consists of two highly automated production lines for packing stonefruit and citrus, cold storage areas, and office space.

     Sun World's Coachella Valley facility consists of three independent buildings located on 26 acres of industrial commercial zoned land in Coachella, California. One building is used primarily for packing citrus, receiving table grapes, cold storage and office space. A second building is used primarily for receiving, cooling and storing table grapes and row crops. The third building is used primarily for packing watermelons and lemons and for storage.

THE PIUTE PROPERTY

     The Piute property consists of approximately 6,000 acres and is located approximately 60 miles northeast of Cadiz and approximately 15 miles west of the Colorado River and Laughlin, Nevada, a small, fast growing town with hotels, casinos and water recreation facilities. The Company identified the Piute property for acquisition by a combination of satellite imaging and geological techniques, which were used by the Company to identify water at Cadiz.

     The Piute acreage adjoins Highway 95, which is a direct route to Las Vegas, approximately 60 miles north. The Santa Fe Railroad passes through the land and Interstate 40 is approximately 12 miles to the south. All of the acreage is held in fee directly by the Company.

     The Company has commenced the development of the water resources of this property. See Item 1, "Business Narrative - Description of Business - Water Resource Development."

OTHER PROPERTIES

     In addition to the Cadiz and Piute properties, the Company owns approximately 4,300 additional acres in the Mojave Desert, including the Danby Lake property as to which development has not yet commenced.

     The Company will continue to seek to acquire additional properties both in southern California desert regions and elsewhere which are believed to be suitable for development.

DEBT SECURED BY PROPERTIES

     Of the Company's outstanding debt at December 31, 1999, $119.1 million represents loans secured by substantially all of Sun World's properties and $23.7 million represents loans secured by the majority of the Company's non-Sun World properties. Information regarding interest rates and principal maturities is provided in Note 9 to the consolidated financial statements.


ITEM 3.  LEGAL PROCEEDINGS

     In December 1995, an action styled CADIZ LAND COMPANY, INC. VS. COUNTY OF SAN BERNARDINO, ET AL., CASE NO. BCV 02341 was filed by the Company in Superior Court in San Bernardino County. The action challenges the various decisions by the County relative to the proposed construction and operation of a landfill (the "Rail-Cycle Project") near property owned by the Company in Cadiz, California. The action seeks to set aside such decisions and to obtain compensatory damages arising therefrom. Named in this action, in addition to the County, were the County's Board of Supervisors, three individual members of the Board of Supervisors, a County employee and Rail-Cycle, L.P., whose general partner is controlled by Waste Management, Inc. ("WMI"). On or about September 30, 1998, the Court granted defendants' motions for summary judgement, finding that the Company's procedural due process claim is not ripe due to the fact that, as the Rail-Cycle Project cannot proceed without voter approval of a business license tax, there is no actual concrete injury to the Company at this point in time. The Company has appealed this decision.

     On October 24, 1997, the Company filed suit in the United States District Court, Central District of California (CADIZ LAND COMPANY, INC. V. WASTE MANAGEMENT, INC., ET AL., CASE NO. CV 97-7827 WMB (MANx) (the "Federal Court Action") against WMI, certain key executives and consultants of WMI, and certain other parties in interest as to the Rail-Cycle Project. The Complaint as originally filed asserted claims arising under both federal and state law from activities of defendants adverse to the Company in connection with the Rail-Cycle Project. In December 1997, the federal district judge, on his own motion, severed the state law claims from the complaint and dismissed them without prejudice. Those claims were reasserted in a state proceeding filed by the Company on January 8, 1998 in Los Angeles Superior Court (West Division) (CADIZ LAND COMPANY, INC. V. WASTE MANAGEMENT, INC., CIVIL ACTION NO. SC 050743 ("the State Court Action").

     In the Federal Court Action, appeals are pending with the Ninth Circuit Court of Appeals of the trial court's dismissal of the Company's claims which are not being pursued in the State Court Action including the Company's claims for stock manipulation pursuant to Section 10(b) of the Exchange Act. In the State Court Action, the Company filed its Second Amended Complaint on or about February 22, 2000. The Company intends to continue to vigorously prosecute its claims against WMI.

     During 1998, felony complaints were filed by the San Bernardino District Attorney charging a Waste Management employee and a consultant with multiple felony counts based upon their activities in connection with the Rail-Cycle Project. As a result thereof, the WMI consultant pleaded nolo contendere to four felony counts, including stock fraud and conspiracy to commit stock fraud and was sentenced to six years in prison. Subsequently, during 1998, an indictment was handed down by a San Bernardino Special Criminal Grand Jury, which charged WMI, certain affiliates and employees with multiple felony counts, all arising from WMI's scheme to sabotage the Company in retaliation for the Company's opposition to the Rail-Cycle Project. In or about February 1999, a First Amended Indictment was filed. The prosecution of WMI and the other remaining defendants was set to commence on January 10, 2000, but the trial date was continued. A new trial date has not yet been selected.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The results of the Company's Annual Meeting of Stockholders held May 10, 1999 were reported in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the Nasdaq National Stock Market under the symbol "CLCI." The following table reflects actual sales transactions. The high and low range of the sales price of the common stock for the dates indicated have been provided by Nasdaq.

                                   High        Low
     Quarter Ended             Sales Price  Sales Price
     -------------              ----------  -----------

     1997:
       March 31                    $ 6.063    $ 4.838
       June 30                     $ 6.250    $ 4.813
       September 30                $ 8.063    $ 5.000
       December 31                 $ 9.375    $ 6.125

     1998:
       March 31                    $11.938   $ 7.875
       June 30                     $14.188   $10.625
       September 30                $13.438   $ 7.750
       December 31                 $ 9.500   $ 5.875

     1999:
       March 31                    $ 9.125   $ 7.000
       June 30                     $11.625   $ 7.250
       September 30                $11.125   $ 8.688
       December 31                 $ 9.750   $ 7.875

     On March 20, 2000, the high, low and last sales prices for the shares, as reported by Nasdaq, were $8.50, $8.00, and $8.125, respectively.

     Options in the Company's stock trade under the symbol "QAZ."

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

     On May 10, 1999 the Company adopted a Stockholders' Rights Plan. In connection with the Rights Plan, and as further described in the Rights Plan, the Company declared a dividend of one preferred share purchase right for each outstanding share of the Company's common stock outstanding at the close of business on June 1, 1999.

     The estimated number of beneficial owners of the Company's Common Stock is approximately 2,817, and the number of stockholders of record on March 20, 2000 was 211.

     To date, the Company has not paid a cash dividend on Common Stock.
The Company's ability to pay such dividends is subject to certain covenants pursuant to agreements with the Company's lenders.

     During the quarter ended December 31, 1999, the Company issued 150,000 warrants to its primary lender to purchase common stock at an exercise price of $6.50 per share in connection with extending the senior term loan facility. The issuance of the warrants was not registered under the Securities Act of 1933, as amended (the "Securities Act"). The Company believes that the transaction described is exempt from the registration requirements of the Securities Act by virtue of Section 4(2), thereof as transactions not involving any public offerings. All other securities sold by the Company during the year ended December 31, 1999, which were not registered under the Securities Act have previously been reported in the Company's Quarterly Reports on Form 10-Q.


ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data insofar as it relates to the years ended December 31, 1999, 1998, and 1997, the nine months ended December 31, 1996, and to the year ended March 31, 1996 has been derived from financial statements audited by PricewaterhouseCoopers LLP, independent accountants. The information that follows should be read in conjunction with the audited consolidated financial statements and notes thereto for each of the three years in the period ended December 31, 1999 included elsewhere herein. See also Item 7, "Management's Discussion and Analysis".

($ in thousands, except for per share data)

                                                         Nine
                                                        Months     Year
                           Year Ended December 31,       Ended     Ended
                         ---------------------------  December 31, March 31,
                          1999      1998       1997      1996(1)    1996
                          ----      ----       ----      ----       ----
Statement of
  Operations Data:

 Total revenues       $ 115,229  $ 106,544  $ 100,157  $ 23,780  $  1,441

 Net loss                (8,594)    (7,470)    (8,538)   (5,997)   (8,487)

 Less: Preferred stock
         dividends            -          -     (1,213)     (674)        -
      Imputed dividend on
       preferred stock        -          -          -    (2,451)        -
                        -------    -------    -------   --------   -------

 Net loss applicable
  to common stock     $  (8,594) $  (7,470) $  (9,751) $ (9,122) $ (8,487)
                        ======== =========  =========  ========  ========

Per share:

 Net loss             $    (.25) $    (.23) $    (.33) $   (.44) $   (.48)
                        ======== =========  =========  ========  ========

Weighted-average common
 shares outstanding      34,678     33,173     29,485    20,500    17,700
                        ======== =========  =========  ========  ========


                                  December 31,
                         -----------------------------------     March 31,
                         1999       1998       1997      1996      1996
                         ----       ----       ----      ----       ----

Balance Sheet Data:

 Total assets         $ 214,102  $ 214,359  $ 203,049  $ 230,790  $ 38,663
 Long-term debt       $ 142,089  $ 142,317  $ 131,689  $ 149,111  $     68
 Redeemable preferred
   stock              $       -  $       -  $       -  $  27,431  $      -
 Preferred stock,
   common stock
  and additional
   paid-in capital    $ 136,552  $ 127,998  $ 121,199  $  88,808  $ 73,149
 Accumulated deficit  $ (86,882) $ (78,288) $ (70,818) $ (61,067) $(54,396)
 Stockholders' equity $  49,670  $  49,710  $  50,381  $  27,741  $ 18,753

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The consolidated financial statements set forth herein for each of the three years in the period ended December 31, 1999, reflect the results of operations of the Company and its wholly-owned subsidiaries including Sun World.

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

     The Company's net income or loss in future fiscal periods will be largely reflective of (a) the operations of the Company's water development activities including the Cadiz Groundwater Storage and Dry-Year Supply Program (the "Program") and (b) the operations of Sun World. Sun World conducts its operations through four operating divisions: farming, packing, marketing and proprietary product development. Net income from farming operations varies from year to year primarily due to yield and pricing fluctuations which can be significantly influenced by weather conditions, and are, therefore, generally subject to greater annual variation than Sun World's other divisions. However, the geographic distribution of Sun World's farming operations within California and the diversity of its crop mix makes it unlikely that adverse weather conditions would affect all of Sun World's properties or all of its crops in any single year. Nevertheless, net profit from Sun World's packing, marketing and proprietary product development operations tends to be more consistent from year to year than net profit from Sun World's farming operations. As such, Sun World continues to strategically add volume in the packing and marketing areas that will complement Sun World's in-house production or fill in contra-seasonal marketing windows. Packing and marketing revenues from third-party growers currently represent less than ten percent of total Company revenues. Sun World has entered into agreements internationally to license selected proprietary fruit varieties and continues to pursue additional domestic and international licensing opportunities.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998
---------------------------------------------------------------------------

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

     The table below sets forth, for the periods indicated, the results of operations for the Company's four main divisions (before elimination of any interdivisional charges), as well as the categories of costs and expenses incurred by the Company which are not included within the divisional results (in thousands):

                                                 Year Ended
                                                 December 31,
                                                1999      1998
                                                ----      ----
     Divisional net income
       Farming                               $ 14,542   $  7,547
       Packing                                  7,656      7,320
       Marketing                                4,573      3,245
       Proprietary product development          3,187     12,441
                                               -------   --------
                                               29,958     30,553

     General and administrative                10,913     10,487
     Special litigation                           937      1,308
     Depreciation and amortization              8,891      8,688
     Interest expense, net                     17,811     17,540
                                              -------   --------

     Net loss                                $ (8,594)  $ (7,470)
                                             ========   ========

     FARMING OPERATIONS. Net income from farming operations totaled $14.5 million for 1999 compared to $7.5 million in 1998. Farming revenues were $94.9 million and farming expenses were $80.4 million for 1999. For 1998, the Company had farming revenues of $78.1 million and farming expenses of $70.6 million. Farming profits for the San Joaquin Valley increased by $5.5 million over 1998 profits while profits from the southern operations, which include Coachella, Cadiz and Blythe, increased $0.5 million. The increased profits were primarily attributable to increased yields and higher F.O.B. prices for table grapes. Overall, F.O.B. prices for table grapes were up 10% compared to 1998 while yields increased by 29% as a result of improved weather conditions coupled with increased acreage as certain developing crops turned commercial in 1999. These improvements were partially offset by soft market conditions for watermelons due to excess supplies and reduced stonefruit yields on certain plum varieties due to the freezing temperatures experienced during bloom.

     PACKING OPERATIONS. During 1999, Sun World's packing and handling facilities contributed $20.5 million in revenues offset by $12.8 million in expenses resulting in $7.7 million in net income. In 1998, Sun World generated revenues of $20.5 million and expenses of $13.2 million resulting in net income of $7.3 million. The increase in net income from packing operations is primarily attributable to the impact of (a) increased handling income resulting from increased table grape yields noted above;
(b) a 14% increase in third-party citrus units packed resulting from stronger demand due to reduced supplies from Florida and Texas offset by;
(c) reduced packing and handling income from stonefruit due to reduced yields. During the year, Sun World packed 3.2 million units and moved an additional 5.4 million units through the cold storage facilities for a total of 8.6 million units processed through the packing operations. In 1998, Sun World packed 3.6 million units and moved an additional 4.0 million units through the cold storage facilities for a total of 7.6 million units. Products packed or handled during the year primarily consisted of Sun World-grown table grapes, stonefruit, sweet red and yellow peppers, seedless watermelons and lemons, as well as table grapes and citrus products packed for third party growers.

     MARKETING OPERATIONS. Sun World's marketing operations include selling, merchandising and promoting Sun World-grown products, as well as providing these services for third party growers. During 1999, approximately 11.1 million units were sold primarily consisting of Sun World-grown table grapes, stonefruit, sweet red and yellow peppers, seedless watermelons and lemons; and table grapes, seedless watermelon, and citrus from domestic third party growers. These unit sales resulted in marketing revenue of $9.4 million while marketing expenses totaled $4.8 million for 1999 resulting in a net income from marketing operations of $4.6 million. During 1998, Sun World marketed 9.9 million units and generated revenues of $7.7 million offset by expenses of $4.5 million resulting in net income of $3.2 million. The increase in units sold, revenues and net income primarily resulted from increased table grape and pepper production, and improved F.O.B. pricing for table grapes offset by decreased stonefruit production.

     PROPRIETARY PRODUCT DEVELOPMENT. Sun World has a long history of product innovation, and its research and development center maintains a fruit breeding program that has introduced dozens of proprietary fruit varieties during the past five years. During the year ended December 31, 1999, net income from proprietary product development was $3.2 million consisting of revenues of $4.6 million offset by expenses of $1.4 million. For 1998, net income from Proprietary Product Development was $12.4 million consisting of revenues of $13.6 million offset by expenses of $1.2 million. The reduced revenues and net income in 1999 resulted from the sale in 1998 of substantially all of the assets of ASC/SWB Partnership formerly named American SunMelon (the Partnership). Sun World has a 50% interest in the partnership which contributed $0.3 million in net income during 1999 compared to $10.7 million in 1998.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for 1999 totaled $10.9 million compared to $10.5 million in 1998. The increase primarily resulted from additional administrative costs incurred due to activity associated with the implementation of the Program.

     SPECIAL LITIGATION. The Company is engaged in lawsuits seeking monetary damages in connection with the prevention of a landfill, which was proposed to be located adjacent to its Cadiz/Fenner Valley properties. See "Item 3 - Legal Proceedings." During the year ended December 31, 1998, expenses including litigation costs and professional fees and expenses totaled $0.9 million as compared to $1.3 million during the year ended December 31, 1998.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the year ended December 31, 1999 totaled $8.9 million compared to $8.7 million for the year ended December 31, 1998. The increase is primarily attributable to depreciation related to property, plant and equipment additions made during the year.

     INTEREST EXPENSE. Net interest expense totaled $17.8 million during the year ended December 31, 1999 compared to $17.5 million during the year ended December 31, 1998. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                                    Year Ended
                                                    December 31,
                                                   1999      1998
                                                   ----     -----

    Interest on outstanding debt - Sun World     $ 14,204  $ 14,394
    Interest on outstanding debt - Cadiz            1,785     1,511
    Amortization of financing costs                 2,176     1,914
    Interest income                                  (354)     (279)
                                                  -------   -------

                                                 $ 17,811  $ 17,540
                                                 ========   =======

     The increase in interest on outstanding debt during 1999 is primarily due to (a) increased average outstanding balance on the $15.0 million Cadiz Revolver (as defined below) compared to 1998 and (b) amortization of warrants issued for the Cadiz Revolver and the Cadiz term loan facility described below. Financing costs, which include legal fees, loan fees and warrants, are amortized over the life of the debt agreements.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------

     The table below sets forth, for the periods indicated, the results of operations for the Company's four main divisions (before elimination of any interdivisional charges) as well as the categories of costs and expenses incurred by the Company which are not included within the divisional results (in thousands):

                                                   Year Ended
                                                   December 31,
                                                 1998      1997
                                                 ----      ----

     Divisional net income
       Farming                               $  7,547   $  7,596
       Packing                                  7,320      8,017
       Marketing                                3,245      4,126
       Proprietary product development         12,441      2,615
                                              -------    -------

                                               30,553     22,354

     General and administrative                10,487     10,636
     Special litigation                         1,308        683
     Litigation benefit                             -     (3,780)
     Depreciation and amortization              8,688      7,745
     Interest expense, net                     17,540     15,608
                                              -------    -------

     Net loss                                $ (7,470)  $ (8,538)
                                               =======    =======

     FARMING OPERATIONS. Net income from farming operations totaled $7.5 million for 1998 compared to $7.6 million in 1997. Farming revenues were $78.1 million and farming expenses were $70.6 million for 1998. For 1997, the Company had farming revenues of $77.9 million and farming expenses of $70.3 million. Farming profits from the Coachella Valley operations increased $1.7 million from 1997 due to strong F.O.B. prices for peppers and watermelons and record table grape yields partially offset by lower table grape F.O.B. prices due to downward pressure from the record yields coupled with increased production from Mexico. Farming profits for the desert lemon operations at Blythe and Cadiz increased $2.7 million from 1997 due to strong yields and strong F.O.B. pricing experienced in 1998. Farming profits from the San Joaquin Valley operations decreased $4.1 million primarily due to reduced yields and higher harvest costs on the early season table grapes in the San Joaquin Valley. These unfavorable results were partially offset by improved F.O.B. pricing on plums and the removal of certain underperforming peach and nectarine crops at the conclusion of the 1997 season. Farming profits for coastal sweet peppers were off $0.4 million from 1997 primarily attributable to increased production costs.

     PACKING OPERATIONS. During 1998, Sun World's four packing and handling facilities contributed $20.5 million in revenues offset by $13.2 million in expenses resulting in $7.3 million in net income. In 1997, Sun World generated revenues of $23.1 million and expenses of $15.1 million resulting in net income of $8.0 million. The decrease in net income from packing operations is primarily attributable to the impact of reduced yields experienced in the farming operations during the year, particularly for the early season table grapes in the San Joaquin Valley. During the year, Sun World packed 3.6 million units and moved an additional 4.0 million units through the cold storage facilities for a total of 7.6 million units processed through the packing operations. In 1997, Sun World packed 4.1 million units and moved an additional 5.1 million units through the cold storage facilities for a total of 9.2 million units. Products packed or handled during the year primarily consisted of Sun World-grown table grapes, stonefruit, sweet red and yellow peppers, seedless watermelons and lemons, as well as table grapes and citrus products packed for third party growers.

     MARKETING OPERATIONS. Sun World's marketing operations include selling, merchandising and promoting Sun World-grown products, as well as providing these services for third party growers. During 1998, approximately 9.9 million units were sold primarily consisting of Sun World-grown table grapes, stonefruit, sweet red and yellow peppers, seedless watermelons and lemons; and table grapes, seedless watermelon, and citrus from domestic third party growers. These unit sales resulted in marketing revenue of $7.7 million while marketing expenses totaled $4.5 million for 1998 resulting in a net income from marketing operations of $3.2 million. During 1997, Sun World marketed 12.2 million units and generated revenues of $9.0 million offset by expenses of $4.9 million resulting in net income of $4.1 million. The decrease in units sold, revenues and net income primarily resulted from the decreased yields experienced in the farming operations, particularly the early season table grapes in the San Joaquin Valley.

     PROPRIETARY PRODUCT DEVELOPMENT. Sun World has a long history of product innovation, and its research and development center maintains a fruit breeding program that has introduced dozens of proprietary fruit varieties during the past five years. In addition, Sun World has a 50% interest in ASC/SWB Partnership, formerly named American SunMelon (the "Partnership"). During the year ended December 31, 1998, net income from proprietary product development was $12.4 million consisting of revenues of $13.6 million ($10.7 million from the Partnership) offset by expenses of $1.2 million. The Partnership revenues relate to the operations of American SunMelon for the period from January 1, 1998 to October 27, 1998 and the revenues related to the distribution of proceeds from the Partnership from the sale of substantially all of its assets to a third party on October 27, 1998. In addition, the increase in proprietary product development income is also attributable to the licensing agreement for the Company's Sugraone table grape variety entered into with the South African table grape industry in December 1998. Revenues of $1.1 million were recognized in 1998 related to current and past royalties for fruit sales and for past Sugraone grapevine plantings. Net income of $2.6 million for the year ended December 31, 1997 related primarily to the operations of American SunMelon and intercompany licensing royalties.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for 1998 totaled $10.5 million compared to $10.6 million in 1997.

     SPECIAL LITIGATION. The Company is engaged in lawsuits seeking monetary damages in connection with the prevention of a landfill, which was proposed to be located adjacent to its Cadiz/Fenner Valley properties. See "Item 3 - Legal Proceedings." During the year ended December 31, 1998, expenses including litigation costs and professional fees and expenses totaled $1.3 million as compared to $0.7 million during the year ended December 31, 1997.

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

     INTEREST EXPENSE. As a result of the acquisition of Sun World, net interest expense totaled $17.5 million during the year ended December 31, 1998 compared to $15.6 million during the year ended December 31, 1997. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                                        Year Ended
                                                        December 31,
                                                       1998      1997
                                                       ----      ----

       Interest on outstanding debt - Sun World     $ 14,394  $ 13,446
       Interest on outstanding debt - Cadiz            1,511       875
       Amortization of financing costs                 1,914     1,879
       Interest income                                  (279)     (592)
                                                     -------   -------

                                                    $ 17,540  $ 15,608
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

LIQUIDITY AND CAPITAL RESOURCES

General Discussion of Liquidity and Capital Resources
------------------------------------------------------

     Based on the cash on hand at December 31, 1999 and the revolving credit facility in place for Sun World and anticipated payments under the Program, as further discussed below, the Company believes it will be able to meet its working capital needs over the next year without looking to additional outside funding sources, although no assurances can be made. See "Current Financing Arrangements" below.

     Under Sun World's historical working capital cycle, working capital is required primarily to finance the costs of growing and harvesting crops, which generally occur from January through September with a peak need in June. Sun World harvests and sells the majority of its crops during the period from June through October, when it receives the majority of its revenues. In order to bridge the gap between incurrence of expenditures and receipt of revenues, large cash outlays are required each year which are financed through a $30 million revolving credit agreement (the "Sun World Revolver"). See "Current Financing Arrangements - Sun World's obligations" below.

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

     As of December 31, 1999, Cadiz was obligated for approximately $10.3 million under a senior term loan facility. During 1999, the Company entered into two extensions of the loan which extended the maturity date of the obligation to January 31, 2001; and reduced the interest rate from LIBOR plus 400 basis points to LIBOR plus 200 basis points, payable semi-annually. In connection with obtaining the extensions, the Company issued certain warrants to purchase shares of the Company's common stock and also repriced certain warrants previously issued. Currently, the term lender holds a senior deed of trust on substantially all of Cadiz' non-Sun World related property.

     Cadiz entered into a three year $15 million revolving credit facility (the "Cadiz Revolver") in November 1997. The Cadiz Revolver is secured by a second lien on substantially all of the non-Sun World assets of the Company. Principal was originally due on December 31, 2000. In December 1999, the Company extended the loan maturity to January 31, 2001. In connection with the extension, the interest rate was changed from a fixed 8% to LIBOR plus 200 basis points. The Company had $15 million outstanding under the Cadiz Revolver at December 31, 1999.

     As the Company continues to actively pursue its business strategy, additional financing specifically in connection with the Company's water programs may be required. Responsibility for funding the design, construction and program implementation costs of the capital facilities for the Cadiz Groundwater Storage and Dry-Year Supply Program will, under currently developed principles and terms, be shared equally by the Company and the Metropolitan Water District of Southern California ("Metropolitan"). The Company is analyzing various alternatives for funding its share of the estimated $125 million to $150 million cost of the program capital facilities. These funding alternatives include (a) long-term financing arrangements; (b) utilization of monies to be received from Metropolitan for its initial purchase of 400,000 acre-feet of indigenous groundwater; and (c) financing through Metropolitan by offsetting Cadiz' costs for capital facilities financing against payments due to Cadiz for stored or transferred water. Based upon the results of analyses performed by investment banking firms retained by the Company, management believes that several alternative long-term financing arrangements are available to the Company.

SUN WORLD OBLIGATIONS

     Sun World has outstanding $115 million of First Mortgage Notes (the "Sun World Notes") which will mature on April 15, 2004 and are publicly traded and are registered under the Securities Act of 1933. The Sun World Notes are redeemable at the option of Sun World, in whole or in part, at any time on or after April 15, 2001. Interest accrues at the rate of 11-1/4% per annum and is payable semi-annually on April 15 and October 15 of each year. The Sun World Notes are secured by a first lien (subject to certain permitted liens) on substantially all of the assets of Sun World and its subsidiaries, other than growing crops, crop inventories and accounts receivable and proceeds thereof, which secure the Sun World Revolver, and certain real property pledged to third parties. The Sun World Notes are also secured by the guarantee of Cadiz and the pledge by Cadiz of all of the stock of Sun World.

     In April 1998, Sun World entered into the Sun World Revolver which is guaranteed by Cadiz. In order to meet its working capital needs, Sun World increased the Revolver from $25 to $30 million in 1999. Sun World obtained a one year extension of the revolver in February 2000. As of December 31, 1999, no amount was outstanding under the Sun World Revolver. Additionally, Sun World has an intercompany revolving credit agreement with Cadiz for seasonal working capital needs as needed. No amount was outstanding under the intercompany revolver as of December 31, 1999.

     CASH USED FOR OPERATING ACTIVITIES. Cash used for operating activities totaled $2.6 million for the year ended December 31, 1999, as compared to cash used for operating activities of $7.9 million for the year ended December 31, 1998. The reduction in cash used for operating activities is primarily due to improved farming results from Sun World offset by increases in accounts receivable and inventory primarily resulting from the increased farming operations at December 31, 1999 associated with Sun World's two new citrus ranches which were acquired during the fourth quarter of 1998.

     CASH USED FOR INVESTING ACTIVITIES. Cash used for investing activities totaled $12.6 million for the year ended December 31, 1999, as compared to cash provided by investing activities of $2.7 million for the same period in 1998. In October 1998, Sun World received an initial distribution of $15.2 million from a 50% owned partnership, American SunMelon. This distribution resulted from the sale by the partnership of substantially all of its assets to a third party for $35 million in cash. During 1999, the Company invested $3.5 million in developing crops, $3.2 million in water programs, and $4.9 million for the purchase of property, plant and equipment including $2.6 million spent by the Company to exercise its option to purchase certain land in Piute, California.

     CASH PROVIDED BY FINANCING ACTIVITIES. Cash provided by financing activities totaled $6.1 million for the year ended December 31, 1999, consisting primarily of $6.8 million generated from the exercise of stock options offset by $0.7 million of repayments on long-term debt. Cash provided by financing activities totaled $13.6 million for the year ended December 31, 1998 resulting from $12.0 million of additional borrowings on the Cadiz Revolver, $2.2 million from the exercise of stock options offset by $0.6 million of principal payments on long-term debt.

OUTLOOK

     The Company is actively pursuing the development of its water resources. Specifically, in July 1998, the Company and Metropolitan approved the principles and terms for agreement for the Cadiz Groundwater Storage and Dry-Year Supply Program. The principles and terms for agreement provide that Metropolitan will, during wet years or periods of excess supply, store surplus water from its Colorado River Aqueduct in the groundwater basin underlying the Company's property. During dry years or times of reduced allocations from the Colorado River, the previously imported water, together with additional existing groundwater, will be extracted and delivered, via a conveyance pipeline, back to the aqueduct.

     Based upon negotiations with Metropolitan, the terms of the agreement are anticipated to be as follows:

       * Over the 50 year term of the agreement, Metropolitan will store a minimum of 700,000 acre-feet of Colorado River Aqueduct water in the Company's groundwater basin and purchase up to a minimum of 1,500,000 acre-feet of existing groundwater for transfer during dry-years. The Program will have the capacity to convey, either for storage or transfer, up to approximately 150,000 acre-feet in any given year.

       * During storage operations, Metropolitan will pay a $50 fee per acre-foot for put of water into storage and a $40 fee per acre-foot for return of water from storage, and a storage fee of $5 per acre-foot every year that water is stored in the groundwater basin for the first 5 million acre-feet of stored water. On the transfer of water, Metropolitan will pay a base rate of approximately $230 per acre-foot, which will be adjusted according to a water price formula. Additionally, recognizing that delivery of the Company's high-quality, indigenous groundwater to the aqueduct provides a significant water quality benefit, Metropolitan will pay the Company a water quality fee for both transferred and returned water.

       * Metropolitan will purchase the first 400,000 acre-feet in two installments -- $44 million payable upon environmental certification and the balance of $48 million, subject to adjustment for the water price index, payable upon completion of construction. Finally, Metropolitan will commit to purchase the additional 1,100,000 acre-feet at the earlier of delivery or in annual 40,000 acre-feet increments commencing at the start of operations.

       * The Program facilities, including spreading basins, extraction wells, conveyance pipeline and a pumping plant, are estimated to cost between $125 and $150 million, and both parties will share these costs.

       * All operational costs of the Program, including annual operations, maintenance and energy costs, will be the obligation of Metropolitan.

     The principles and terms for agreement call for the establishment of a comprehensive groundwater monitoring and management plan to ensure long-term protection of the groundwater basin. The final agreement may reflect adjustments to these principles and terms in order to reflect information identified during the ongoing environmental review process and will be subject to the approval of the respective Boards of both parties.
Also, see "Narrative Description of Business - Water Resource Development - Cadiz Groundwater Storage and Dry-Year Supply Program."

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

YEAR 2000

     To date, the Company has not experienced any problems related to year 2000 ("Y2K") within its own operations or with any significant customers or vendors. As such, management does not anticipate any significant Y2K issues will occur in the future.

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

     RISKS OF WATER DEVELOPMENT PROJECTS.   The Company anticipates that it
will continue to incur operating losses from its non-Sun World operations until such time as it is able to receive significant revenues from the development of its water development projects, including the Cadiz Groundwater Storage and Dry-Year Supply Program. In addition to the risks associated with receiving all necessary regulatory approvals and permits with respect to the Company's water development projects, the Company may also encounter unforeseen technical difficulties, which could result in construction delays, and cost increases or determination that a project is not feasible. The Company is continuing to negotiate the terms and conditions of water storage and supply programs with various California water agencies (including Metropolitan with respect to preparing the final agreement for the Cadiz Groundwater Storage and Dry-Year Supply Program). However, the outcome of these negotiations cannot be predicted with any degree of certainty. The circumstances under which transfers or storage of water can be made and the profitability of any transfers or storage are subject to significant uncertainties, including hydrologic risks of variable water supplies, risks presented by allocations of water under existing and prospective priorities, and risks of adverse changes to or interpretations of U.S. federal, state and local laws, regulations and policies.

     Other important risk factors that could cause the Company's actual results to differ materially from those expressed or implied by the Company or on behalf of the Company are discussed elsewhere within this Form 10-K
in the sections entitled:   Seasonality, Regulation, Competition, and
Liquidity and Capital Resources.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates on long-term debt obligations that impact the fair value of these obligations. The Company's policy is to manage interest rates through the use of a combination of fixed and variable rate debt. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. Other instruments, such as interest rate swaps, options, floors, caps or collars may also be used depending upon market conditions. No such instruments were used in 1999.

     The table below presents the principal amounts, weighted-average interests rates, and fair values by year of scheduled maturities to evaluate the expected cash flows and sensitivity to interest rate changes (in thousands of dollars). Circumstances could arise which may cause interest rates and the timing and amount of actual cash flows to differ materially from the schedule below:

                                   Long-Term Debt
                    -------------------------------------------
                                 Average     Variable   Average
Expected            Fixed Rate  Interest       Rate     Interest
Maturity            Maturities   Rate       Maturities    Rate
----------          --------- ------------   --------  -----------

  2000           $     439       7.7%     $    286       8.8%
  2001                 452       7.7%       25,631       8.2%
  2002                 374       7.7%          286       8.8%
  2003                 292       7.8%          286       8.8%
  2004             115,313      11.2%          286       8.8%
  Thereafter           570       7.8%          284       8.8%
                   -------      -----      -------      -----

  Total          $ 117,440      11.2%     $ 27,059       8.2%
                 =========      =====     ========      =====

  Fair Value at
    12/31/99     $ 120,315                $ 27,059
                 =========                ========


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is submitted in response to Part IV hereof. See the Index to Consolidated Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which the Company intends to file with the Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 1999.


ITEM 11. EXECUTIVE COMPENSATION

     The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which the Company intends to file with the Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 1999.


ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which the Company intends to file with the Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 1999.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which the Company intends to file with the Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 1999.


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

           3.1  Certificate of Incorporation of the Company, as amended(2)

           3.2 Amendment to Certificate of Incorporation dated November 12, 1996(3)

           3.3  Amendment to Certificate of Incorporation dated
                September 1, 1998(12)

           3.4 Amended and Restated Certificate of Incorporation of Sun World, Inc.(9)

           3.5 Certificate of Merger of Sun World International, Inc. into Sun World, Inc.(9)

           3.6 Agreement and Plan of Merger of Sun World, Inc. and Sun World International, Inc.(9)

           3.7  Amended and Restated Bylaws of Sun World International,
                Inc.(9)

           3.8  Bylaws of the Company, as amended (13)

           4.1 Specimen Form of Stock Certificate for the Company's registered stock(12)

           4.2 Certificate of Designations of 6% Convertible Series A Preferred Stock(1)

           4.3 Certificate of Designations of 6% Convertible Series B Preferred Stock(4)

           4.4 Certificate of Designations of 6% Convertible Series C Preferred Stock(1)

           4.5 Indenture dated as of April 16, 1997 among Sun World as issuer, Sun World and certain subsidiaries of Sun World as guarantors, and IBJ Whitehall Bank & Trust Company as trustee, for the benefit of holders of 11-1/4% First Mortgage Notes due 2004 (including as Exhibit A to the Indenture, the form of the Global Note and the form of each Guarantee)(7)

           4.6  Form of Amendment to Indenture dated as of October 9, 1997(10)

           4.7 Form of Amendment to Indenture dated as of January 23, 1998(11)

          10.1 The Company's 1996 Stock Option Plan(5)

          10.2 Form of Employment Agreement dated September 13, 1996 between Sun World, the Company and Timothy J. Shaheen(6)

          10.3 Form of Employment Agreement dated September 13, 1996 between Sun World, the Company and Stanley E. Speer(6)

          10.4 Form of Sun World Executive Officer Employment Agreement(8)

          10.5 Credit Agreement between the Company and ING Baring (U.S.) Capital Corporation dated November 25, 1997(11)

          10.6 Revolving Credit Note between the Company and ING Baring (U.S.) Capital Corporation dated November 25, 1997(11)

          10.7 Employment Agreement between the Company and Keith
               Brackpool dated February 1, 1998(11)

          10.8 Principles for an Agreement between the Metropolitan
               Water District of Southern California and the Company dated August 14, 1998(12)

          10.9 Amendment to the Company's 1996 Stock Option Plan(13)

          21.1 Subsidiaries of the Registrant

          23.1 Consent of Independent Accountants (included in Part IV of the Form 10-K)

          27.1 Financial Data Schedule
-------------------------

          (1) Previously filed as Exhibit to the Company's Report on Form 8-K dated September 13, 1996

          (2) Previously filed as Exhibit to the Company's Registration Statement of Form S-1 (Registration No. 33-75642) declared effective May 16, 1994

          (3) Previously filed as Exhibit to the Company's Report on Form 10-Q for the quarter ended September 30, 1996

          (4) Previously filed as Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996

          (5) Previously filed as Exhibit A to the Company's Proxy Statement relating to the Annual Meeting of Stockholders held on November 8, 1996

          (6) Previously filed as Exhibit to the Company's Transition Report on Form 10-K for the nine months ended December 31, 1996

          (7) Previously filed as Exhibit to Amendment No. 1 to the Company's Form S-1 Registration Statement No. 333-19109

          (8) Previously filed as Exhibit to the Company's Report on Form 10-Q for the quarter ended March 31, 1997

          (9) Previously filed as Exhibit to Sun World's Form S-4 Registration Statement No. 333-31103

         (10) Previously filed as Exhibit to Amendment No. 2 to Sun World's Form S-4 Registration Statement No. 333-31103

         (11) Previously filed as Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997

         (12) Previously filed as Exhibit to the Company's Report on Form 10-Q for the quarter ended September 30, 1998

         (13) Previously filed as Exhibit to the Company's Report on Form 10-Q for the quarter ended June 30, 1999

     (b)  Reports on Form 8-K

          Not applicable.


                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CADIZ INC.


By:  /s/  Keith Brackpool             By:  /s/  Stanley E. Speer
   --------------------------------      ----------------------------
   Keith Brackpool,                       Stanley E. Speer,
   Chief Executive Officer and Director   Chief Financial Officer and Secretary

   Date:  March 28, 2000                  Date: March 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

     Name and Position                       Date
     ------------------                      -----

/s/  Dwight W. Makins                        March 28, 2000
----------------------------------------
Dwight Makins, Chairman of the Board
and Director


/s/  Keith Brackpool                         March 28, 2000
-----------------------------------------
Keith Brackpool, Chief Executive Officer
and Director (Principal Executive Officer)


/s/  Stanley E. Speer                        March 28, 2000
---------------------------------------
Stanley E. Speer, Chief Financial Officer
and Secretary (Principal Financial and
Accounting Officer)


/s/  Murray H. Hutchison                     March 28, 2000
----------------------------------------
Murray H. Hutchison, Director


/s/  Mitt Parker                             March 28, 2000
----------------------------------------
Mitt Parker, Director


/s/  Timothy J. Shaheen                      March 28, 2000
---------------------------------------
Timothy J. Shaheen, Director


/s/  Anthony L. Coelho                       March 28, 2000
---------------------------------------
Anthony L. Coelho, Director


                                CADIZ INC.

                       INDEX TO FINANCIAL STATEMENTS

                                                                        Page


FINANCIAL STATEMENTS
---------------------
Report of Independent Accountants. . . . . . . . . . . . . . . . . . . .32

Consolidated Statement of Operations for the three years
  ended December 31, 1999. . . . . . . . . . . . . . . . . . . . . . . .33

Consolidated Balance Sheet as of December 31, 1999 and 1998. . . . . . .34

Consolidated Statement of Cash Flows for the three years
  ended December 31, 1999. . . . . . . . . . . . . . . . . . . . . . . .35

Consolidated Statement of Stockholders' Equity for the three years ended December 31, 1999. . . . . . . . . . . . . . . . . . . . . . . .36

Notes to the Consolidated Financial Statements. . . . . . . . . . . . . 38


FINANCIAL STATEMENT SCHEDULES
-----------------------------

Schedule I - Condensed Financial Information of Registrant
  for the three years ended December 31, 1999. . . . . . . . . . . . . .53

Schedule II - Valuation and Qualifying Accounts for the
  three years ended December 31, 1999. . . . . . . . . . . . . . . . . .56



(Schedules other than those listed above have been omitted since they are either not required, inapplicable, or the required information is included on the financial statements or notes thereto.)

                REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Cadiz Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cadiz Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.
In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/  PricewaterhouseCoopers
---------------------------
PricewaterhouseCoopers LLP

Los Angeles, California
February 15, 2000

                           CADIZ INC.

              CONSOLIDATED STATEMENT OF OPERATIONS


                                          Year Ended December 31,
(In thousands except per share data)    1999      1998         1997
                                        ----      ----         ----

Revenues                             $ 114,901  $  95,845    $  98,769
Income from partnership                    328     10,699        1,388
                                     ---------   --------     --------

 Total revenues                        115,229    106,544      100,157
                                     ---------   --------     --------

Costs and expenses:
 Cost of sales                          83,821     74,742       76,566
 General and administrative             12,363     11,736       11,873
 Special litigation                        937      1,308          683
 Litigation benefit                          -         -        (3,780)
 Depreciation and amortization           8,891      8,688        7,745
                                      ---------   --------     --------

 Total costs and expenses              106,012     96,474       93,087
                                      ---------   --------     --------

Operating profit                         9,217     10,070        7,070

Interest expense, net                   17,811     17,540       15,608
                                     ---------   --------     --------

Net loss                                (8,594)    (7,470)      (8,538)

Less:  Preferred stock dividends             -          -       (1,213)
                                     ---------   --------     --------

Net loss applicable to common stock  $  (8,594) $  (7,470)   $  (9,751)
                                     =========  =========    =========

Net loss per common share            $    (.25) $    (.23)   $    (.33)
                                     =========  =========    =========

Weighted average shares outstanding     34,678     33,173       29,485
                                     =========  =========    =========

See accompanying notes to the consolidated financial statements.

                           CADIZ INC.

                   CONSOLIDATED BALANCE SHEET

                                                 December 31,
($ in thousands)                               1999       1998
                                               ----       ----
ASSETS

Current assets:
 Cash and cash equivalents                  $   4,537  $   13,635
 Accounts receivable, net                       8,436       6,295
 Inventories                                   18,423      15,019
 Prepaid expenses and other                       917         992
                                               -------    -------

  Total current assets                         32,313      35,941

Investment in partnership                       1,497       1,169

Property, plant, equipment and
  water programs, net                         169,009     166,022

Other assets                                   11,283      11,227
                                             --------    --------

                                            $ 214,102  $  214,359
                                            =========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                           $   8,110  $    8,753
 Accrued liabilities                            7,686       6,846
 Long-term debt, current portion                  725         613
                                               -------    -------

  Total current liabilities                    16,521      16,212

Long-term debt                                142,089     142,317

Deferred income taxes                           5,447       5,447

Other liabilities                                 375         673

Commitments and contingencies

Stockholders' equity:

 Common stock - $.01 par value;
  45,000,000 shares authorized; shares
  issued and outstanding 35,166,661
  at December 31, 1999 and 33,592,261 at
  December 31, 1998                               352         336

Additional paid-in capital                    136,200     127,662

Accumulated deficit                           (86,882)    (78,288)
                                              -------     -------

 Total stockholders' equity                    49,670      49,710
                                               -------    -------

                                            $ 214,102   $ 214,359
                                             =========  =========

See accompanying notes to the consolidated financial statements.


                           CADIZ INC.

              CONSOLIDATED STATEMENT OF CASH FLOWS

                                             Year Ended December 31,
                                            -------------------------
($ in thousands)                           1999       1998        1997
                                           ----       ----        ----

Cash flows from operating activities:
 Net loss                              $  (8,594)  $  (7,470)   $  (8,538)
 Adjustments to reconcile net
   loss to net cash
  (used for) provided by
   operating activities:
   Depreciation and amortization          11,060      10,601        9,227
   Litigation benefit                          -           -       (3,780)
   Issuance of stock for services             28         374          470
   Interest converted to principal             -           -          315
   (Gain) loss on disposal of assets        (104)       (207)          99
   Share of partnership operations          (328)    (10,699)      (1,388)
   Changes in operating assets
    and liabilities:
    (Increase) decrease in accounts
     receivable                           (2,141)       (414)       1,652
    (Increase) decrease in inventories    (3,318)     (1,559)         570
    Decrease in prepaid expenses and other    75         307           64
     (Decrease) increase in accounts
       payable                              (643)        236          672
     Increase in accrued liabilities       1,668         916        1,332
     Decrease in other current liabilities     -           -         (591)
     (Decrease) increase in other
       liabilities                          (298)         18           54
                                         -------     -------      -------

   Net cash (used for) provided by
     operating activities                 (2,595)     (7,897)         158
                                        --------     -------      -------

Cash flows from investing activities:
 Additions to property, plant and
  equipment                               (4,835)     (7,308)      (2,114)
 Additions to water programs              (3,177)       (856)        (400)
 Additions to developing crops            (3,531)     (3,396)      (4,725)
 Proceeds from disposal of property,
  plant and equipment                        233         388        2,817
 Partnership distributions                     -      15,859        1,165
 (Increase) decrease in other assets      (1,311)     (2,020)         358
                                         -------     -------      -------

   Net cash (used for) provided by
     investing activities                (12,621)      2,667       (2,899)
                                         -------     -------      -------

Cash flows from financing activities:
 Net proceeds from issuance of stock       6,803       2,154        1,690
 Proceeds from issuance of
  long-term debt                               -      12,000      120,089
 Principal payments on long-term debt       (685)       (587)    (141,248)
 Debt issuance costs                           -           -       (5,799)
                                         -------     -------      -------

   Net cash provided by (used for)
     financing activities                  6,118      13,567      (25,268)
                                         -------     -------      -------

Net (decrease) increase in cash
 and cash equivalents                     (9,098)      8,337      (28,009)

Cash and cash equivalents, beginning
 of period                                13,635       5,298       33,307
                                         -------     -------      -------

Cash and cash equivalents, end
  of period                            $   4,537   $  13,635    $   5,298
                                       =========   =========    =========


See accompanying notes to the consolidated financial statements.


                           CADIZ INC.

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


For the Years Ended December 31, 1999, 1998 and 1997
($ in thousands)
                                                                      Total
                                              Additional              Stock-
             Preferred Stock   Common Stock     Paid-in  Accumulated  holders'
              Shares Amount   Shares   Amount   Capital    Deficit    Equity
              ------ -------  ------   ------   -------   ---------  --------
Balance as
 of December
 31, 1996       340  $   -  23,445,868  $  234  $ 88,574 $ (61,067)  $ 27,741

Conversion of
 redeemable
 preferred
 stock to
 common
 stock            -      -   7,314,917      73    27,358         -     27,431

Exercise of
 stock options
 and warrants     -      -     588,500       7     1,358         -      1,365

Common stock
 issued to
 satisfy
 Sun World
 purchase
 liability        -      -      65,000       1       324         -        325

Preferred
 dividends paid
 with common
 stock            -      -     361,251       3     1,714         -      1,717

Issuance of
 warrants to
 a lender         -      -           -       -     1,083         -      1,083

Stock issued
 for services     -      -      75,000       1       329         -        330

Issuance of
 stock for
 refinancing      -      -      30,000       -       140         -        140

Conversion of
 preferred
 stock to
 common stock  (340)     -     766,125       7        (7)         -         -

Accrued
 dividends
 on preferred
 stock            -      -           -       -         -     (1,213)   (1,213)

Net loss          -      -           -       -         -     (8,538)   (8,538)
               ----  -----  ----------  ------  --------  ---------  --------
Balance as
 of December
 31, 1997         -  $   -  32,646,661  $  326  $120,873  $ (70,818) $ 50,381
               ----  -----  ----------  ------  --------  ---------  --------

See accompanying notes to the consolidated financial statements.

                           CADIZ INC.
         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Continued)

For the Years Ended December 31, 1999, 1998 and 1997
($ In thousands)

                                                                      Total
                                              Additional              Stock-
             Preferred Stock   Common Stock     Paid-in  Accumulated  holders'
              Shares Amount   Shares   Amount   Capital    Deficit    Equity
              ------ -------  ------   ------   -------   ---------  --------

Balance
 as of
 December
 31, 1997         -  $   -  32,646,661  $  326  $120,873  $ (70,818) $ 50,381

Exercise of
 stock options    -      -     515,600       6     2,148          -     2,154

Issuance of
 warrants to
 lender           -      -           -       -     1,643          -     1,643

Stock
 issued for
 services         -      -      55,000       -       374          -       374

Acquisition
 of hydrological
 research
 company          -      -     375,000       4     2,624          -     2,628

Net loss          -      -           -       -         -     (7,470)   (7,470)
               ----  -----  ----------  ------  --------  ---------  --------
Balance as
 of December
 31, 1998         -      -  33,592,261     336   127,662    (78,288)   49,710
               ----  -----  ----------  ------  --------  ---------  --------

Exercise of
 stock options    -      -   1,513,150      15     6,788          -     6,803

Issuance of
 warrants to
 lender           -      -           -       -     1,335          -     1,335

Stock issued
 for services     -      -      61,250       1       415          -       416

Net loss          -      -           -       -         -     (8,594)   (8,594)
               ----  -----  ----------  ------  --------  ---------  --------
Balance as
 of December
 31, 1999         -  $   -  35,166,661  $  352  $136,200  $ (86,882) $ 49,670
               ====  =====  ==========  ======  ========  =========  ========


See accompanying notes to the consolidated financial statements.

                           CADIZ INC.

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS
--------------------------------

     The Company currently has agricultural operations through its wholly-owned subsidiary, Sun World International, Inc. and its subsidiaries collectively referred to as "Sun World" and is developing the water resource segment of its business. The primary business of the Company is to acquire and develop water and agricultural resources. The Company has created an integrated and complementary portfolio of assets encompassing undeveloped land with high-quality groundwater resources and/or storage potential, prime agricultural properties located throughout central and southern California with secure and reliable water rights, and other contractual water rights. Management believes that, with both the increasing scarcity of water supplies in California and an increasing population, the Company's access to water will provide it with a competitive advantage both as a major agricultural concern and as a supplier of water, which will lead to continued appreciation in the value of the Company's portfolio.

     Sun World is a large vertically integrated agricultural company and farms more than 21,000 acres, primarily located in two major growing areas of California: the San Joaquin Valley and the Coachella Valley. Fresh produce, including table grapes, stonefruit, citrus, peppers and watermelons, is marketed and shipped to food wholesalers and retailers throughout the United States and to more than 25 foreign countries. Sun World owns three cold storage and/or packing facilities in California, of which two are operated and one is leased to a third party.

     Sun World provides the Company with valuable water rights throughout central and southern California. The Company's landholdings, which now total approximately 56,900 acres, are located adjacent to the Colorado River and the major aqueduct systems of central and southern California. The Company expects to utilize its resources to participate in a broad variety of water storage and supply projects, including the storage and supply of surplus water for public agencies that require supplemental sources of water for exchanges or transfers to third parties.

     In 1998, the Company and the Metropolitan Water District of Southern California ("Metropolitan") verified the feasibility of and approved principles and terms for a water storage and supply program at its Cadiz, California property. The Cadiz Groundwater Storage and Dry-Year Supply Program (the "Program") will enhance southern California water supply reliability in two ways, providing a new dry-year water supply and much-needed storage. During wet years or periods of excess supply, Metropolitan will store surplus Colorado River water in the aquifer system underlying the Company's Cadiz property. During dry years, the previously imported water, together with additional existing groundwater, will be extracted and delivered, via a 35-mile conveyance pipeline, to Metropolitan's service area. The Company and Metropolitan are currently in the final stages of the environmental review process.

     Although the development and management activities of the Company are currently focused on agricultural operations (primarily through its wholly-owned subsidiary, Sun World) and water resource development, the Company will continue to develop and manage its land, water and agricultural resources for their highest and best uses.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and Sun World. All material intercompany balances and activity have been eliminated from the consolidated financial statements.

RECLASSIFICATIONS

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

RESEARCH AND DEVELOPMENT

     Sun World incurs costs to research and develop new varieties of proprietary products. Research and development costs are expensed as incurred. Such costs were approximately $1,450,000 for the year ended December 31, 1999, $1,249,000 for the year ended December 31, 1998, and $809,000 for the year ended December 31, 1997.

NET LOSS PER COMMON SHARE

     Basic Earnings Per Share (EPS) is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any, by the weighted average common shares outstanding. Options and warrants to purchase certain shares of the Company's common stock, as described in Note 13, were not considered in the computation of diluted EPS because their inclusion would have been antidilutive.

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

INVESTMENT IN PARTNERSHIP

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

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company annually evaluates its long-lived assets, including intangibles, for potential impairment. When circumstances indicate that the carrying amount of the asset may not be recoverable, as demonstrated by estimated future cash flows, an impairment loss would be recorded based on estimated fair value.

OTHER ASSETS

     As a result of a merger in May 1988 between two companies, which eventually became known as Cadiz Inc., an excess of purchase price over net assets acquired in the amount of $7,006,000 was recorded. This amount is being amortized on a straight-line basis over thirty years. Accumulated amortization was $2,726,000 and $2,493,000 at December 31, 1999 and December 31, 1998, respectively.

     Capitalized loan fees represent costs incurred to obtain debt financing. Such costs are amortized over the life of the related loan. At December 31, 1999, the majority of capitalized loan fees relate to the issuance of the First Mortgage Notes described in Note 9.

     Trademark development costs represent legal costs incurred to obtain and defend patents and trademarks related to the Company's proprietary products throughout the world. Such costs are capitalized and amortized over their estimated useful life, which range from 10 to 20 years.

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

SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest during the years ended December 31, 1999, 1998 and 1997 was $15,988,000, $15,348,000, and $12,452,000,
respectively.

NOTE 3 - ACCOUNTS RECEIVABLE
-----------------------------

  Accounts receivable consist of the following (dollars in thousands):

                                                   December 31,
                                                 1999       1998
                                                 ----       ----

          Trade receivables                   $ 4,742     $ 4,092
          Due from unaffiliated growers           582         231
          Other                                 3,336       2,257
                                               -------    -------

                                                8,660       6,580
          Less allowance for doubtful accounts   (224)       (285)
                                               -------    -------

                                              $ 8,436     $ 6,295
                                              =======     =======

     Substantially all domestic receivables are from large national and regional supermarket chain stores and produce brokers and are unsecured. Amounts due from unaffiliated growers represent receivables for harvest advances and for services (harvest, haul and pack) provided on behalf of growers under agreement with Sun World and are recovered from proceeds of product sales. Other receivables primarily include wine grape and raisin sales, proceeds due from third party marketers and other miscellaneous receivables.

   Revenues attributable to one national retailer totaled $14.4 million in 1999, $11.9 million 1998, and $13.6 million in 1997. Export sales accounted for approximately 10.3%, 8.5% and 11.4% of the Company's revenues for the years ended December 31, 1999, 1998 and 1997, respectively.


NOTE 4 - INVENTORIES
--------------------

   Inventories consist of the following (dollars in thousands):

                                                  December 31,
                                                  1999     1998
                                                  ----     ----

          Growing crops                      $ 14,297    $ 11,208
          Pepper seed                           1,028       1,344
          Harvested product                        98         360
          Materials and supplies                3,000       2,107
                                               -------    -------

                                             $ 18,423    $ 15,019
                                             ========    ========

NOTE 5 - PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS
------------------------------------------------------

   Property, plant, equipment and water programs consist of the following (dollars in thousands):
                                                 December 31,
                                               1999       1998
                                               ----       ----

          Land                              $  69,377   $  66,536
          Permanent crops                      66,546      67,286
          Developing crops                      8,862       5,192
          Water programs                       11,814       8,482
          Buildings                            21,832      21,397
          Machinery and equipment              19,623      18,186
                                               -------    -------

                                               198,054    187,079
          Less accumulated depreciation        (29,045)   (21,057)
                                               -------    -------

                                             $ 169,009  $ 166,022
                                               =======    =======

   Depreciation expense during the years ended December 31, 1999, 1998 and 1997 was $8,460,000, $8,256,000 and $7,430,000, respectively.


NOTE 6 - OTHER ASSETS
---------------------

   Other assets consist of the following (dollars in thousands):

                                                        December 31,
                                                      1999       1998
                                                      ----       ----

  Excess of purchase price over asset acquired, net $  4,280    $  4,514
  Capitalized loan fees, net                           3,331       4,159
  Other receivables                                    1,849       1,498
  Capitalized trademark development, net               1,323         989
  Other                                                  500          67
                                                     -------     -------

                                                    $ 11,283    $ 11,227
                                                    ========    ========

NOTE 7 - ACCRUED LIABILITIES
----------------------------

   Accrued liabilities consist of the following (dollars in thousands):

                                                   December 31,
                                                 1999       1998
                                                 ----       ----

          Interest                            $ 3,129     $ 3,548
          Payroll and benefits                  3,031       2,049
          Other                                 1,526       1,249
                                              -------     --------

                                              $ 7,686     $ 6,846
                                              =======     =======
NOTE 8 - REVOLVING CREDIT FACILITY
----------------------------------

   In February 2000, Sun World obtained a one year renewal of its $30 million Revolving Credit Facility. The Revolving Credit Facility is secured by eligible accounts receivable and inventory, and is guaranteed by the Company. Amounts borrowed under the facility will accrue interest at either prime plus 1.0% or LIBOR plus 2.50% at the Company's election. No amounts were outstanding under the Revolving Credit Facility at December 31, 1999 and 1998.


NOTE 9 - LONG-TERM DEBT
-----------------------

     Management estimates that the fair value of the Company's long-term debt approximates the carrying value for all debt instruments except for the Series B First Mortgage Notes ("First Mortgage Notes"). The fair value of the First Mortgage Notes is estimated to be approximately $117.9 million based on quoted market prices as of December 31, 1999. At December 31, 1999 and December 31, 1998, the carrying amount of the Company's outstanding debt is summarized as follows (dollars in thousands):

                                                     December 31,
                                                    1999       1998
                                                    ----       ----
     Cadiz obligations:

      Senior term bank loan, interest payable
       semi-annually, variable interest rate
       based upon LIBOR plus 2% (8.16% at
       December 31, 1999) and LIBOR plus 4%
       (9.97% at December 31, 1998),
       due January 31, 2001.                   $  10,345    $  9,752

      $15 million revolving line of credit,
       interest payable semi-annually,
       variable interest rate based upon LIBOR
       plus 2% (8.16% at December 31, 1999),
       due January 31, 2001.                      15,000      15,000

      Other                                           21          30

      Debt discount                               (1,685)     (1,628)
                                                 -------     -------

                                                  23,681      23,154
                                                 -------     -------
     Sun World obligations:

      Series B First Mortgage Notes,
       interest payable semi-annually
       with principal due in April 2004,
       interest at 11.25%                        115,000     115,000

      Note payable to bank, quarterly
       principal installments of $72 plus
       interest payable monthly, due
       December 31, 2003, interest at
       prime (8.75% at December  31, 1999
       and 7.75% at December 31, 1998)             1,714       2,000

      Note payable to insurance company,
       quarterly installments of $93
       (including interest), due
       September 13, 2006, interest at 7.75%       1,896       2,110

      Note payable to finance company,
       monthly installments of $18
       (including interest) due July 1, 2002,
       interest at 7.50%                             492         666

      Other                                           31           -
                                                 -------     -------

                                                 119,133     119,776
                                                 -------     -------

                                                 142,814     142,930

      Less current portion                          (725)       (613)
                                                 -------    -------

                                               $ 142,089   $ 142,317
                                               =========   =========

    Annual maturities of long-term debt outstanding, excluding $1,685 representing the unamortized portion of warrants, on December 31, 1999 are as follows: 2000 - $725; 2001 - $26,083;
2002 - $660; 2003 - $578; 2004 - $115,599 and thereafter - $854.

CADIZ OBLIGATIONS

     The senior term bank loan is secured by substantially all of
the Company's non-Sun World related property.   During 1999, the
Company entered into two extensions of the loan which extended the maturity date of the obligation to January 31, 2001, and reduced the interest rate from LIBOR plus 400 basis points to LIBOR plus 200 basis points, payable semi-annually. In connection with obtaining the extensions, the Company issued certain warrants to purchase shares of the Company's common stock and also repriced certain warrants previously issued. The fair value of the warrants was recorded as a debt discount and is being amortized over the remaining term of the loan.

     In November 1997, the Company entered into a three year $15 million revolving credit facility. In December 1999, the Company extended the maturity date of the obligation to January 31, 2001. With the extension, the interest rate was changed from 8% to LIBOR plus 200 basis points. The facility is secured by a second lien on substantially all of the non-Sun World assets of the Company. The Company had $15 million outstanding under the facility at December 31, 1999.

SUN WORLD OBLIGATIONS

     In April 1997, Sun World issued $115 million of Series A First Mortgage Notes through a private placement. The notes have subsequently been exchanged for Series B First Mortgage Notes, which are registered under the Securities Act of 1933 and are publicly traded. The First Mortgage Notes are secured by a first lien (subject to certain permitted liens) on substantially all of the assets of Sun World and its subsidiaries other than growing crops, crop inventories and accounts receivable and proceeds thereof, which secure the Revolving Credit Facility. The First Mortgage Notes are also guaranteed by certain subsidiaries and the Company pledged all of the stock of Sun World. The First Mortgage Notes mature April 15, 2004, but are redeemable at the option of Sun World, in whole or in part, at any time on or after April 15, 2001. The First Mortgage Notes include covenants which restrict the Company's ability to receive distributions from Sun World.

NOTE 10 - INCOME TAXES
-----------------------

     Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available carryforwards. Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows (in thousands):
                                                December 31,
                                               1999       1998
                                               ----       ----
     Deferred tax liabilities:
       Fixed asset basis difference         $  7,515  $  5,618
       Other                                      77         -
                                              -------   -------

               Total deferred tax liabilities  7,592     5,618
                                              -------   -------

     Deferred tax assets:
       Net operating losses                   31,421    25,813
       Reserve for notes receivable            1,178     1,178
       Fixed asset basis difference            6,300     6,300
       State taxes                             1,884     1,649
       Other                                       -       550

               Total deferred tax assets      40,783    35,490

       Valuation allowance for deferred
        tax assets                           (38,638)  (35,319)
                                             -------   -------

               Net deferred tax assets         2,145       171
                                             -------   -------

               Net deferred tax liability    $ 5,447   $ 5,447
                                             =======   =======


     As of December 31, 1999, the Company had net operating loss
(NOL) carryforwards of approximately $88.5 million for federal income tax purposes. Such carryforwards expire in varying amounts through the year 2019. At December 31, 1999, the Company has state NOL carryforwards of $15.0 million. These NOL carryforwards expire in varying amounts through the year 2004.

     A reconciliation of the income tax benefit to the statutory federal income tax rate is as follows (dollars in thousands):

                                                   Year Ended December 31,
                                                 ---------------------------
                                                 1999       1998      1997
                                                 ----       ----      ----
   Expected federal income tax benefit at 34%  $ (2,922)  $ (2,540) $ (2,903)
   Loss with no tax benefit provided              2,718      2,414     2,981
   State income tax                                   -        451         -
   Amortization                                      79         79        79
   Utilization of net operating losses                -       (601)        -
   Other non-deductible expenses                    125        197      (157)
                                                -------    -------    -------

       Income tax benefit                      $      -   $      -  $      -
                                               ========   ========  ========

NOTE 11 - EMPLOYEE BENEFIT PLANS
---------------------------------

     The Company has a 401(k) Plan for its salaried employees. Employees must work 1,000 hours and have completed one year of service to be eligible to participate in this plan. Sun World matches 75% of the first four percent deferred by an employee up to $1,600 per year. In addition, Sun World maintains a defined contribution pension plan covering substantially all of its employees who (i) are not covered by a collective bargaining agreement, (ii) have at least one year of service and (iii) have worked at least 1,000 hours. Contributions are 2% of each covered employee's salary. For those hourly employees covered under a collective bargaining agreement, contributions are made to a multi-employer pension plan in accordance with negotiated labor contracts and are generally based on the number of hours worked.


NOTE 12 - PREFERRED AND COMMON STOCK
-----------------------------------

     The Company has an authorized class of 100,000 shares of preferred stock. All preferred stock issued was converted to common stock as of December 31, 1997. During 1997, the Company paid $1,717,000 of preferred stock dividends with common stock.


NOTE 13 - STOCK-BASED COMPENSATION PLANS AND WARRANTS
------------------------------------------------------
STOCK OPTIONS AND WARRANTS

     The Company issues options pursuant to its 1996 Stock Option Plan (the "1996 Plan") and the 1998 Non-Qualified Stock Option Plan (the "1998 Plan") approved by the Board of Directors in February 1998. The plans provide for the granting of up to 4,000,000 shares. At December 31, 1999, the Company has 626,000 options remaining that can be granted under the plans. All options are granted at a price approximating fair market value at the date of grant, have vesting periods ranging from issuance date to five years, have maximum terms ranging from five to seven years and are issued to directors, officers, consultants and employees of the Company. During the year ended December 31, 1999, the Company granted options to purchase 800,000 shares of the Company's common stock at a weighted average exercise price of $7.58 per share.

     Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation cost for these plans been determined using fair value, as explained below, the Company's net loss and net loss per common share would have increased to the following pro forma amounts (dollars in thousands):

                                         Year Ended December 31,
                                       ---------------------------
                                       1999        1998       1997
                                       ----        ----       ----
  Net loss applicable to
      common stock:  As reported   $  (8,594)  $  (7,470)  $  (9,751)
                     Pro forma     $ (12,134)  $  (8,833)  $ (11,416)
  Net loss per
       common share: As reported   $    (.25)  $    (.23)  $    (.33)
                     Pro forma     $    (.35)  $    (.27)  $    (.39)


     The fair value of each option granted during the periods reported was estimated on the date of grant using the Black-Scholes option pricing model based on the weighted-average assumptions of: risk-free interest rate of 6.67% for 1999, 4.87% for 1998 and 5.43% for 1997; expected volatility of 46.9% for 1999, 61.6% for 1998 and 44.4% for 1997; expected life of 5 years for 1999 and 1998, and 4.8 years for 1997; and an expected dividend yield of zero for all three years.

     The following table summarizes stock option activity for the periods noted. All options listed below were issued to officers, directors, employees and consultants.
                                                            Weighted-
                                                            Average
                                                            Exercise
                                               Amount         Price
                                              -----------    -------

  Outstanding at December 31, 1996             3,866,000     $  4.44
     Granted                                     527,500     $  5.61
     Expired or canceled                        (120,000)    $  4.80
     Exercised                                  (348,500)    $  4.17
                                               --------

  Outstanding at December 31, 1997             3,925,000     $  4.61
     Granted                                     525,000     $  9.12
     Expired or canceled                         (42,500)    $  6.44
     Exercised                                  (515,600)    $  4.18
                                               --------

  Outstanding at December 31, 1998             3,891,900     $  5.26
     Granted                                     800,000     $  7.58
     Expired or canceled                         (66,000)    $  7.20
     Exercised                                (1,513,150)    $  4.50
                                              ---------

  Outstanding at December 31, 1999             3,112,750(a)  $  6.21
                                               =========

  Options exercisable at December 31, 1997     2,297,500     $  4.40
                                               =========

  Options exercisable at December 31, 1998     2,472,900     $  4.50
                                               ========

  Options exercisable at December 31, 1999     2,306,500     $   5.64
                                               ========

  Weighted-average remaining
    contractual life of
    options outstanding at
    December 31, 1999                               2.68
                                               =========

     (a) Exercise prices vary from $4.50 to $9.375 and expiration dates vary from September 2001 to November 2004.

     The weighted-average fair value of options granted during the years 1999, 1998 and 1997 were $3.71, $3.60 and $2.55, respectively.

     During the years ended December 31, 1999, 1998 and 1997, the Company issued 250,000, 225,000, and 275,000 warrants with weighted-average exercise prices of $6.50, $7.00 and $6.45, respectively. During the year ended December 31, 1997, 240,000 warrants with a weighted-average exercise price of $0.05 were exercised. No warrants expired or were canceled during any of the three periods discussed. At December 31, 1999 there were 750,000 warrants outstanding at a weighted-average exercise price of $6.59 per share, which expire through 2004. See Note 9 for further discussion of these warrants.

RESTRICTED STOCK AWARD

     Following the acquisition of Sun World in 1996, the Company's Chief Executive Officer was awarded a stock bonus of 125,000 shares of restricted common stock at no cost. The Company issued 25,000, 25,000 and 75,000 of these shares during the years ended December 31, 1999, 1998 and 1997, respectively. Compensation expense was recognized as earned over the period of service.


NOTE 14 - CONTINGENCIES
-----------------------

     In December 1995, the Company filed an action relative to the proposed construction and operation of a landfill (the "Rail-Cycle Project") which was to be located adjacent to the Company's Cadiz property with the Superior Court in San Bernardino County, California. The action challenges the various decisions by the County of San Bernardino relative to the proposed Rail-Cycle Project and seeks compensatory damages. On or about September
30, 1998, the Court granted defendants' motions for summary judgement, finding that the Company's procedural due process claim is not ripe due to the fact that, as the Rail-Cycle Project cannot proceed without voter approval of a business license tax, there is no actual concrete injury to the Company at this point in time. The Company has appealed this decision.

     Also pending are suits filed by the Company in the United States District Court, Central District of California (the "Federal Court Action") and in Los Angeles Superior Court (West Division) ("the State Court Action") against Waste Management, Inc. ("WMI"), certain key executives and consultants of WMI, and certain other parties in interest as to the Rail-Cycle Project, which suits assert claims arising from activities of defendants adverse to the Company in connection with the Rail-Cycle Project. In the Federal Court Action, appeals are currently pending concerning the dismissal by the trial court of those of the Company's claims which are not being pursued by the Company in the State Court Action. These civil actions are based in part upon evidence made available to the Company on account of a pending criminal investigation into WMI's activities concerning the Rail-Cycle Project, which has resulted in criminal indictments against WMI and others. In the State Court Action, the Company filed its Second Amended Complaint in February 2000. The Company intends to continue to vigorously prosecute its claims against WMI.

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


NOTE 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
-----------------------------------------------------

(In thousands except per share data)

                                      Quarter Ended
                     --------------------------------------------
                     March 31,  June 30,   September 30,  December 31,
                        1999      1999        1999           1999
                       -----     -----        -----          -----

Revenues             $  6,560  $  26,193   $  60,644   $  21,832
Gross profit              911      7,628      15,976       6,893
Net income (loss)      (7,421)    (1,908)      2,993      (2,258)
Net income (loss)
 per common share    $   (.22) $    (.06)  $     .09   $    (.06)

                                      Quarter Ended
                     --------------------------------------------
                     March 31,  June 30,   September 30,  December 31,
                        1998      1998        1998           1998
                       -----     -----        -----          -----

Revenues             $  5,484  $  22,619   $  45,596   $  32,845
Gross profit              471      5,664       8,008      17,659
Net income (loss)      (7,190)    (3,065)     (4,894)      7,679
Net income (loss)
 per common share    $   (.22) $    (.09)  $    (.15)  $     .23

                           CADIZ INC.
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                                  December 31,
Balance Sheet ($ in thousands):                  1999       1998
                                                 ----      -----
ASSETS

Current assets:
 Cash and cash equivalents                  $   4,145   $   7,493
 Accounts receivable, net                          16          77
 Due from subsidiary                                -          71
 Prepaid expenses and other                       386         253
                                             --------     -------

  Total current assets                          4,547       7,894

Investment in subsidiary                       30,167      30,738

Property, plant, equipment
  and water programs, net                      36,710      32,174

Other assets                                    4,372       4,585
                                             --------    --------

                                            $  75,796   $  75,391
                                            =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                           $     705   $     701
 Accrued liabilities                            1,536       1,826
 Due to subsidiary                                203           -
 Long-term debt, current portion                   21           9
                                               -------    -------

  Total current liabilities                     2,465       2,536

Long-term debt                                 23,661      23,145

Commitments and contingencies

Stockholders' equity:

 Common stock - $.01 par value;
 45,000,000 shares authorized;
 shares issued and outstanding 35,166,661
 at December 31, 1999 and 33,592,261 at
 December 31, 1998                                352         336

Additional paid-in capital                    136,200     127,662

Accumulated deficit                           (86,882)    (78,288)
                                               --------   --------

 Total stockholders' equity                    49,670      49,710
                                               -------    -------

                                            $  75,796   $  75,391
                                            =========   =========

                           CADIZ INC.

   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Statement of Operations
($ in thousands except                   Year Ended December 31,
 per share data)                       1999      1998        1997
                                       ----      ----        ----

Revenues                             $1,829    $2,003     $ 1,968
                                     --------  --------   -------
Costs and expenses:
 Cost of sales                          132       144         270
 General and administrative           4,672     4,631       4,042
 Special litigation                     937     1,308         683
 Depreciation and amortization        1,179     1,182         994
                                     --------  -------    --------

 Total costs and expenses             6,920     7,265       5,989
                                     --------  --------   -------

Operating loss                       (5,091)   (5,262)    (4,021)

Profit (loss) from subsidiaries        (571)      195     (2,817)

Interest expense, net                 2,932     2,403       1,700
                                     -------   -------    -------

Net loss                             (8,594)   (7,470)    (8,538)

Less:  Preferred stock dividends          -         -     (1,213)
                                     --------  --------   -------

Net loss applicable to common stock $(8,594)  $(7,470)   $(9,751)
                                     =======   ========   =======

Net loss per common share           $  (.25)  $  (.23)   $  (.33)
                                     ========  =========  =======

Weighted-average shares outstanding  34,678    33,173     29,485
                                     ========  =======    =======


                           CADIZ INC.

   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                                   Year Ended December 31,
Statement of Cash Flows                            -----------------------
  ($ in thousands)                                1999      1998       1997
                                                  ----      ----       ----
Cash flows from operating activities:
 Net loss                                      $ (8,594)  $ (7,470) $ (8,538)
 Adjustments to reconcile net loss to
  net cash used for operating activities:
  Depreciation and amortization                   2,498      2,230     1,462
  Issuance of stock for services                     28        374       470
  Loss (profit) from subsidiaries                   571       (195)    2,817
  Interest converted to principal                     -          -       315
  (Gain) loss on disposal of assets                   6        (17)      138
  Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable        61        (59)      192
   Decrease in inventories                            -          -         7
   Decrease (increase) in due from subsidiary       274       (107)      131
   Increase in prepaid expenses and other          (133)      (123)      (56)
   Increase (decrease) in accounts payable            4         (9)     (667)
   Increase in accrued liabilities                  539      1,007       506
   Decrease in other liabilities                      -        (47)   (1,006)
                                               --------    -------   -------

  Net cash used for operating activities         (4,746)    (4,416)   (4,229)
                                                --------  --------   -------

Cash flows from investing activities:
 Additions to property, plant and equipment      (3,645)    (2,910)     (638)
 Additions to water programs                     (3,177)      (856)     (466)
 Proceeds from disposal of property,
  plant and equipment                             1,490         27        33
 (Increase) decrease in other assets                (64)       (71)      153
                                               --------   --------   -------

  Net cash used for investing activities         (5,396)    (3,810)     (918)
                                               --------   --------    -------

Cash flows from financing activities:
 Net proceeds from issuance of stock              6,803      2,150     1,690
 Proceeds from issuance of long-term debt             -     10,000     5,084
 Principal payments on long-term debt                (9)       (21)   (9,231)
 Debt issuance costs                                  -          -       (38)
 Return of capital from subsidiary                    -          -     9,100
                                               --------   --------    -------

  Net cash provided by financing activities       6,794     12,129     6,605
                                               --------   --------   -------

Net (decrease) increase in cash and
 cash equivalents                                (3,348)     3,903     1,458

Cash and cash equivalents,
 beginning of period                              7,493      3,590     2,132
                                                -------    -------   -------

Cash and cash equivalents, end of period       $  4,145   $  7,493  $  3,590
                                               ========   ========  ========

                           CADIZ INC.
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


For the years ended December 31, 1999, 1998 and 1997 ($ in thousands)
                                 Additions charged to
                                 --------------------
                     Balance at   Costs                            Balance
Year ended           Beginning     and      Other                   at End
December 31, 1999    of Period   Expenses   Accounts   Deductions  of period
------------------  ----------   --------   --------   ---------   --------

Allowance for
 doubtful accounts  $    285   $      -    $      -    $     61    $    224
                    ========   ========    =======     ========    ========

Tax valuation
 allowance          $ 35,319   $     -     $  3,319    $      -    $ 38,638
                    ========   ========    ========    ========    ========

Year ended
December 31, 1998
-----------------

Allowance for
 doubtful accounts  $    287   $   130     $      -    $    132    $    285
                    ========   =======     ========    ========     =======

Tax valuation
 allowance          $ 25,321   $    -      $  9,998    $     -     $ 35,319
                    ========   ======      ========    ========    ========

Year ended
December 31, 1997
------------------

Allowance for
 doubtful accounts  $    480   $    -      $      -    $   193     $    287
                    ========   =======     ========    =======     ========
Tax valuation
 allowance          $ 20,935   $    -      $  4,386    $     -     $ 25,321
                    ========   =======     ========    =======     ========



               CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-83360, 33-63065, 333-35491, 333-41367, 333-74699 and 333-81805) and on Form S-3 (No.
333-53069) of Cadiz Inc. of our report dated February 15, 2000 relating to the financial statements and financial statement schedules, which appears in this Form 10-K.



/s/ PricewaterhouseCoopers
---------------------------------
    PricewaterhouseCoopers LLP



Los Angeles, California
March 27, 2000