Form 10-Q
period 2000-03-31
CADIZ INC
filed 2000-05-15
CIK 727273

Securities and Exchange Commission

                         Washington, D. C. 20549

                                FORM 10-Q

       []  Quarterly report pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

              For the quarterly period ended March 31, 2000

                                   or

     [  ]  Transition report pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

                  For the transition period from..to...

                     Commission File Number 0-12114
                       ---------------------------
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


    Securities Registered Pursuant to Section 12(b) of the Act:  None
                     -------------------------------

                                       Name of Each Exchange
     Title of Each Class                on Which registered
    ---------------------               --------------------
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

                             Yes  X     No
                                ----      ----
The number of shares outstanding of each of the Registrant's classes of Common Stock at May 12, 2000 was 35,307,911 shares of Common Stock, par value $0.01.

                               CADIZ INC.

                                  INDEX

-------------------------------------------------------------------------
For the Three Months Ended March 31, 2000                       Page
-------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

1.    Consolidated Financial Statements

     A.   Statement of Operations..................................2

     B.   Balance Sheet............................................3

     C.   Statement of Cash Flows..................................4

     D.   Statement of Stockholders' Equity........................5

     E.   Notes....................................................6


2.   Management's Discussion and Analysis of Financial Condition
     and Results of Operations.....................................7

3.   Quantitative and Qualitative Disclosures about Market Risk....14


PART II  -  OTHER INFORMATION......................................14


                               CADIZ INC.

                  CONSOLIDATED STATEMENT OF OPERATIONS

                                (UNAUDITED)
--------------------------------------------------------------
For the Three Months Ended March 31,            2000      1999
--------------------------------------------------------------
                         ($ in thousands except per share data)


Revenues                                  $    7,936  $  6,560
                                              ------   -------
Costs and expenses:
 Cost of sales                                 8,466     5,649
 General and administrative                    2,937     2,951
 Special litigation                              173       227
 Depreciation and amortization                   700       740
                                              -------   -------

 Total costs and expenses                     12,276     9,567
                                              -------   -------
Operating loss                                (4,340)   (3,007)

Interest expense, net                          4,502     4,414
                                              -------   -------

Net loss                                  $   (8,842) $ (7,421)
                                              =======   =======

Basic and diluted net loss per
  common share                            $     (.25) $   (.22)
                                              ========  ========

Basic and diluted weighted average
  shares outstanding                          35,219    33,953
                                             =======   ========


    See accompanying notes to the consolidated financial statements.


                               CADIZ INC.

                       CONSOLIDATED BALANCE SHEET

                               (UNAUDITED)

-------------------------------------------------------------------------
                                            March 31, December 31,
                                                2000       1999
-------------------------------------------------------------------------
                                                ($ in thousands)
ASSETS
Current assets:
 Cash and cash equivalents                  $    553  $  4,537
 Accounts receivable, net                      6,997     8,436
 Inventories                                  28,909    18,423
 Prepaid expenses and other                      900       917
                                              ------    ------

      Total current assets                    37,359    32,313

Investment in partnerships                     1,528     1,497

Property, plant, equipment and
  water programs, net                        170,002   169,009

Other assets                                  11,403    11,283
                                             -------  --------

                                            $220,292  $214,102
                                            --------  --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                           $  9,812  $  8,110
 Accrued liabilities                           9,510     7,686
 Revolving credit facility                    10,100         -
 Long-term debt, current portion              24,785       725
                                              --------  -------

      Total current liabilities               54,207    16,521

Long-term debt                               118,241   142,089

Deferred income taxes                          5,447     5,447

Other liabilities                                370       375

Commitments and contingencies

Stockholders' equity:

 Common stock - $.01 par value;
 45,000,000 shares authorized;
 shares issued and outstanding
 35,302,911 at March 31, 2000
 and 35,166,661 at December 31, 1999             353       352

Additional paid-in capital                   137,398    136,200
Accumulated deficit                          (95,724)   (86,882)
                                            --------    -------

 Total stockholders' equity                   42,027     49,670
                                              -------   -------

                                           $ 220,292  $ 214,102
                                            ========   ========

    See accompanying notes to the consolidated financial statements.

                               CADIZ INC.

                  CONSOLIDATED STATEMENT OF CASH FLOWS
                               (UNAUDITED)

-----------------------------------------------------------------------
For the Three Months Ended March 31,                  2000       1999
-----------------------------------------------------------------------
                                                     ($ in thousands)

Cash flows from operating activities:
 Net loss                                         $  (8,842)  $ (7,421)
 Adjustments to reconcile net loss from operations
  to cash used for operating activities:
    Depreciation and amortization                     1,303      1,194
    Gain on sale of assets                              (20)       (40)
    Share of partnership operations                     (31)         -
    Stock earned for services                          (313)         -
  Changes in operating assets and liabilities:
    Decrease in accounts receivable                   1,439        517
    Increase in inventories                          (9,051)   (10,611)
      Decrease in prepaid expenses and other             17        226
    Increase (decrease) in accounts payable           1,702       (393)
      Increase in accrued liabilities                 1,824      3,514
Decrease in other liabilities                            (5)      (104)
                                                    -------    -------

      Net cash used for operating activities        (11,977)   (13,118)
                                                    --------  --------

Cash flows from investing activities:
 Additions to property, plant and equipment            (449)      (805)
 Proceeds from disposal of property, plant
   and equipment                                         38         54
 Additions to water programs                           (297)      (669)
 Additions to developing crops                       (1,278)    (1,062)
 Increase in other assets                              (118)      (564)
                                                    --------    -------

      Net cash used for investing activities         (2,104)    (3,046)
                                                    -------    -------

Cash flows from financing activities:
 Net proceeds from issuance of stock                    174      3,505
 Principal payments on long-term debt                  (177)      (100)
 Net proceeds from short-term debt                   10,100      4,100
                                                    -------    -------

      Net cash provided by financing activities      10,097      7,505
                                                    -------   --------

Net decrease in cash and cash equivalents            (3,984)    (8,659)

Cash and cash equivalents, beginning of period        4,537     13,635
                                                    -------    -------

Cash and cash equivalents, end of period           $    553  $   4,976
                                                    =======    =======


    See accompanying notes to the consolidated financial statements.


                               CADIZ INC.

             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                               (UNAUDITED)


-------------------------------------------------------------------------
For the Three Months Ended March 31, 2000
-------------------------------------------------------------------------
($ in thousands)


                                           Additional               Total
                          Common Stock      Paid-in   Accumulated Stockholders'
                       Shares      Amount    Capital    Deficit     Equity
Balance as of
  December 31, 1999   35,166,661   $   352   $ 136,200  $ (86,882)  $ 49,670

Exercise of stock
 options                  36,250         -         174          -        174

Stock issued
  for services           100,000         1       1,024          -      1,025

Net loss                       -         -           -     (8,842)    (8,842)
                        --------    ------     -------   --------    --------

Balance as of
  March 31, 2000      35,302,911   $   353   $ 137,398  $ (95,724)  $ 42,027
                      ==========   =======   =========  =========   ========


    See accompanying notes to the consolidated financial statements.

                               CADIZ INC.

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
------------------------------
     The Consolidated Financial Statements have been prepared by the Company without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's latest Form 10-K for the year ended December 31, 1999. The foregoing Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

     See Note 2 to the Consolidated Financial Statements included in the Company's latest Form 10-K for a discussion of the Company's accounting policies.

NOTE 2 - INVENTORIES
--------------------
     Inventories consist of the following (dollars in thousands):


                                          March 31,December 31,
                                             2000      1999
                                             ----      ----

     Growing crops                       $  22,108  $ 14,297
     Pepper seed                               895     1,028
     Harvested product                         406        98
     Materials and supplies                  5,500     3,000
                                          --------   -------

                                          $ 28,909  $ 18,423
                                          ========  ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

RESULTS OF OPERATIONS

     The financial statements set forth herein as of and for the three months ended March 31, 2000 and 1999 reflect the results of operations for the Company and its wholly-owned subsidiaries, including Sun World International, Inc. ("Sun World").

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


Three  Months Ended March 31, 2000 Compared to Three Months Ended March
------------------------------------------------------------------------
31, 1999
--------

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

     The table below sets forth, for the periods indicated, the results of operations for the Company's four main operating divisions (before elimination of any interdivisional charges) as well as the categories of costs and expenses incurred by the Company which are not included within the divisional results (in thousands):

Three Months Ended
                                                March 31,
                                                ---------
                                             2000        1999
                                             ----        ----
     Divisional net income (loss):
          Farming                          $  (834)    $  1,104
          Packing                             (186)        (199)
          Marketing                           (254)        (433)
          Proprietary product development      338           88
                                           -------     --------

                                              (936)         560

          General and administrative         2,531        2,600
          Special litigation                   173          227
          Depreciation and amortization        700          740
          Interest expense                   4,502        4,414
                                            ------       ------

          Net loss                        $ (8,842)    $ (7,421)
                                          ========     =========

     FARMING OPERATIONS. Net loss from farming operations totaled $(0.8) million for the three months ended March 31, 2000, compared to net income of $1.1 million for the three months ended March 31, 1999. Farming revenues were $5.7 million and farming expenses were $6.5 million for the first quarter of 2000. For the first quarter of 1999, farming revenues were $4.4 million and farming expenses were $3.3 million. Farming revenues and expenses generated in the first quarter of 2000 are primarily due to harvesting sales of navel oranges and lemons in the San Joaquin Valley. The December 1998 freeze eliminated the vast majority of these citrus crops in 1999. During the quarter ended March 31, 2000, the decrease in farming results primarily resulted from decreased F.O.B. prices for navel oranges, artichokes and sweet red peppers from Mexico resulting from an over supply in the industry. F.O.B. prices for lemons remained strong during the first quarter of 2000 due to lower industry volumes resulting from light yields in the San Joaquin Valley.

     PACKING OPERATIONS. For the quarter ended March 31, 2000, Sun World's four packing and handling facilities contributed revenues of $2.5 million offset by $2.7 million of expenses for a net loss of $(0.2) million compared to a net loss of $(0.2) million for the quarter ended March 31, 1999. For the first quarter of 1999, Sun World generated revenues $1.8 million and expenses of $2.0 million. Packing operations generally reflect a loss in the first quarter of the year as less than 10% of the annual volume is packed or handled during the first quarter which does not provide adequate revenues to cover fixed infrastructure costs associated with the packing and handling facilities. Units packed during the quarter totaled 0.7 million in 2000 compared to 0.4 million in 1999. The increase in units was primarily due to the packing of Sun World-grown citrus from the San Joaquin Valley at the Kimberlina facility during the first quarter of 2000 compared to almost no units in 1999 due to the freeze.

     MARKETING OPERATIONS. Sun World's marketing operations include the selling, merchandising and promoting of Sun World grown products, as well as providing these services for third party growers. During the three months ended March 31, 2000, a total of approximately 0.9 million units were sold, consisting primarily of Sun World-grown lemons and navel oranges, citrus from domestic third party growers in Coachella, and sweet red peppers from Mexico. These unit sales resulted in marketing revenues of $0.7 million offset by marketing expenses of $1.0 million resulting in a net loss of $(0.3) million for the first quarter of 2000. For the first quarter of 1999, Sun World marketed 0.7 million units and generated revenues of $0.6 million offset by expenses of $1.0 million resulting in a net loss of $(0.4) million. The increased units marketed and revenues primarily relate to the increase in Sun World-grown citrus in the San Joaquin Valley. Similar to the packing operations, marketing operations ordinarily reflect a loss during the first quarter of the year as less than 10% of the annual volume of units marketed are sold during the quarter.

     PROPRIETARY PRODUCT DEVELOPMENT. Sun World has a long history of product innovation, and its research and development center maintains a fruit breeding program that has introduced many proprietary fruit varieties during the past five years. During the three months ended March 31, 2000, net income from proprietary product development was $0.3 million consisting of $0.2 million of international royalties primarily related to the Company's licensing agreement of the Sugraone table grape in South Africa and $0.5 million of management income from Kingdom Agricultural Development Company (KADCO) for the Company's role in developing agricultural land in Egypt offset by research and development expenses of $0.4 million. During the three months ended March 31, 1999, net income from proprietary product development was $0.1 million consisting primarily of $0.4 million in international royalties primarily from South Africa offset by $0.3 million of research and development expenses.

     GENERAL AND ADMINISTRATIVE EXPENSES.   General and administrative
expenses during the three months ended March 31, 2000 totaled $2.5 million and approximated the $2.6 million in expenses for the three months ended March 31, 1999.

     SPECIAL LITIGATION. The Company is engaged in lawsuits seeking monetary damages arising from activities adverse to the Company in connection with a landfill, which until its defeat by the voters of San Bernardino County in 1996, was proposed to be located adjacent to the Company's Cadiz/Fenner Valley properties. See "Item 1 - Legal Proceedings." During the three months ended March 31, 2000 and 1999, expenses including litigation costs and professional fees totaled $0.2 million.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three months ended March 31, 2000 and 1999 totaled $0.7 million.

     INTEREST EXPENSE, NET. Net interest expense totaled $4.5 million during the three months ended March 31, 2000, compared to $4.4 million during the same period in 1999. The following table summarizes the components of net interest expense for the two periods (in thousands):

Three Months Ended
                                                     March 31,
                                                      -------
                                                   2000       1999
                                                   ----       -----

     Interest on outstanding debt - Sun World    $  3,483    $  3,439
     Interest on outstanding debt -  Cadiz            490         491
     Amortization of financing costs                  602         562
     Interest income                                  (73)        (78)
                                                  -------     -------

                                                  $ 4,502    $   4,414
                                                  =======     ========

     Financing costs, which include legal fees and warrants, are amortized over the life of the debt agreements.


LIQUIDITY AND CAPITAL RESOURCES

General Discussion of Liquidity and Capital Resources
-----------------------------------------------------

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

     As of March 31, 2000, Cadiz was obligated for approximately $10.3 million under a senior term loan facility and $15 million under a $15 million revolving credit facility (the "Cadiz Revolver") with the same lender. Both facilities have a maturity date of January 31, 2001. Currently, the lender holds a senior deed of trust on substantially all of Cadiz' non-Sun World related property under the term loan facility and a second lien on substantially all of the non-Sun World assets of the company under the Cadiz Revolver. The Company and the lender have historically structured their financing arrangement with a view toward effective implementation of the Program. While the Company currently anticipates repayment of these facilities with monies to be received under the Program, the Company may, if it deems necessary, replace or renegotiate the terms of these facilities to accommodate other developments such as delays in the timetable for regulatory approvals of the Program.

     As the Company continues to actively pursue its business strategy, additional financing specifically in connection with the Company's water programs may be required. Responsibility for funding the design, construction and program implementation costs of the capital facilities for the Program will, under currently developed principles and terms, be shared equally by the Company and the Metropolitan Water District of Southern California ("Metropolitan"). The Company is analyzing various alternatives for funding its share of the estimated $125 million to $150 million cost of the Program capital facilities. These funding alternatives include (a) long-term financing arrangements; (b) utilization of monies to be received from Metropolitan for its initial purchase of indigenous groundwater; and (c) financing through Metropolitan by offsetting Cadiz' costs for capital facilities financing against payments due to Cadiz for stored or transferred water. Based upon the results of analyses performed by investment banking firms retained by the Company, management believes that several alternative long-term financing arrangements are available to the Company.

SUN WORLD OBLIGATIONS

     Under Sun World's historical working capital cycle, working capital is required primarily to finance the costs of growing and harvesting crops, which generally occur from January through September with a peak need in June. Sun World harvests and sells the majority of its crops during the period from June through October, when it receives the majority of its revenues. In order to bridge the gap between incurrence of expenditures and receipt of revenues, large cash outlays are required each year which are financed through a revolving $30 million credit agreement (the "Sun World Revolver ") which is guaranteed by Cadiz. Sun World obtained a one-year extension of the Revolver in February 2000. As of March 31, 2000, $10.1 million was outstanding under the Sun World Revolver. Additionally, Sun World has an intercompany revolving credit agreement with Cadiz for seasonal working capital requirements as needed. $2.7 million was outstanding under this facility at March 31, 2000, which is expected to be repaid from proceeds from the sale of Sun
World's crops.

     In addition, Sun World has outstanding $115 million of First Mortgage Notes (the "Sun World Notes") which will mature on April 15, 2004 that are registered under the Securities Act of 1933 and are publicly traded. The Sun World Notes are redeemable at the option of Sun World, in whole or in part, at any time on or after April 15, 2001. Interest accrues at the rate of 11-1/4% per annum and is payable semi-annually on April 15 and October 15 of each year. The Sun World Notes are secured by a first lien (subject to certain permitted liens) on substantially all of the assets of Sun World and its subsidiaries, other than growing crops, crop inventories and accounts receivable and proceeds thereof, which secure the Sun World Revolver, and certain real property pledged to third parties. The Sun World Notes are also secured by the guarantee of Cadiz and the pledge by Cadiz of all of the stock of Sun World.

     CASH USED FOR OPERATING ACTIVITIES. Cash used for operating activities totaled $12.0 million for the three months ended March 31, 2000, as compared to cash used for operating activities of $13.1 million for the three months ended March 31, 1999. The decrease in cash used for operating activities is primarily due to increased farming activity and corresponding sales of Company-farmed citrus during the quarter coupled with higher accounts payable.

     CASH USED FOR INVESTING ACTIVITIES. Cash used for investing activities totaled $2.1 million for the three months ended March 31, 2000, as compared to cash used for investing activities of $3.0 million for the same period in 1999. The decrease was primarily due to reduced capital expenditures for property, plant and equipment and water programs offset by increased additions for developing crops during the first quarter of 2000 compared to 1999. During the first quarter of 2000, the Company invested $1.3 million in developing crops, $0.3 million in water programs, and $0.4 million for the purchase of property, plant and equipment.

     CASH PROVIDED BY FINANCING ACTIVITIES. Cash provided by financing activities totaled $10.1 million for the three months ended March 31, 2000, consisting primarily of borrowings by Sun World for seasonal working capital compared to $7.5 million in 1999. Principal payments on long-term debt totaled $0.2 million for the three months ended March 31, 2000 compared to $0.1 million for the three months ended March 31, 1999. Net proceeds from the exercise of stock options totaled $0.2 million during the three months ended March 31, 2000 compared to $3.5 million during the three months ended March 31, 1999.

OUTLOOK

     The Company is actively pursuing the development of its water resources. Specifically, in July 1998, the Company and Metropolitan approved the principles and terms for a 50-year agreement for the Cadiz Groundwater Storage and Dry-Year Supply Program. The principles and terms for agreement provide that Metropolitan will, during wet years or periods of excess supply, store surplus water from its Colorado River Aqueduct in the groundwater basin underlying the Company's property. During dry years or times of reduced allocations from the Colorado River, the previously imported water, together with additional existing groundwater, will be extracted and delivered, via a conveyance pipeline, back to the aqueduct.

     The currently developed principles and terms of the agreement are as follows:

     * Metropolitan will store a minimum of 700,000 acre-feet of Colorado River Aqueduct water in the Company's groundwater basin during the first 20 years of the Agreement, and purchase up to a minimum of 1,500,000 acre-feet of existing groundwater for transfer during dry-years. The Program will have the capacity to convey, either for storage or transfer, up to approximately 150,000 acre-feet in any given year.

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

     The principles and terms for agreement call for the establishment of a comprehensive groundwater monitoring and management plan to ensure long-term protection of the groundwater basin. The final agreement may reflect adjustments to these currently developed principles and terms in order to reflect and respond to information identified during the ongoing environmental review process, and the final agreement will be subject to the approval by the respective Boards of both parties. Also, see "Narrative Description of Business - Water Resource Development - Cadiz Groundwater Storage and Dry-Year Supply Program" in the Company's Form 10-K for the year ended December 31, 1999.

     In addition to the development of its water resources, the Company is actively involved in further agricultural development and reinvestment in its landholdings. Such development will be systematic and in furtherance of the Company's business strategy to provide for maximization of the value of its assets. The Company also continually evaluates acquisition opportunities that are complimentary to its current portfolio of water and agricultural resources.

     The Company believes that, based upon current levels of operations and anticipated growth, Sun World can adequately service its indebtedness and meet its seasonal working capital needs utilizing available internal cash, the Sun World Revolver and, if necessary, through an intercompany revolver with Cadiz. Cadiz anticipates it will be able to meet its ordinary working capital needs, in the short-term, through a combination of cash on hand, payments under the Program, quarterly management fee payments from Sun World, payments from Sun World under an agricultural lease whereby Sun World now operates the Company's 1,600 acres of developed agricultural property at Cadiz, California, and the possible exercise of outstanding stock options and, if necessary, through an intercompany revolver with Sun World. Except for the foregoing, additional intercompany cash payments between Sun World and Cadiz are subject to certain restrictions under its current lending arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Information about market risks for the three months ended March 31, 2000 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 1999.

                      PART II  -  OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

      See "Item 3. Legal Proceedings" included in the Company's latest Form 10-K for a complete discussion.

      CADIZ LAND COMPANY, INC. V. WASTE MANAGEMENT, INC., Civil Action No. SC 05743 (the "State Court Action"). In the State Court Action, the Company filed its Second Amended Complaint. On May 12, 2000, the court denied a demurrer to, and motion to strike certain causes of action from, the Company's Second Amended Complaint. The Company will continue to vigorously prosecute its claims against the WMI defendants.

ITEM 2.  - CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the quarter ended March 31, 2000, the Company issued 100,000 shares to a hydrological research company upon the deemed satisfaction of certain contingencies with respect to the issuance of such shares established in connection with the Company's 1998 acquisition of all of such company's assets. The issuance of these shares was not registered under the Securities Act of 1933, as amended (the "Securities Act"). The Company believes that such issuance was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof as a transaction not involving any public offerings. In this transaction, the number of investors was limited, the investor confirmed to the Company its investment intent, the investor was provided with information about the Company and/or access to such information, and restrictions were placed on the resale of the securities. No underwriters were used or commissions paid in connection with this issuance.

ITEM 3.  -  DEFAULTS UPON SENIOR SECURITIES

       Not applicable.

ITEM 4. - SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

        A. The annual meeting of the stockholders of the Company was held on May 15, 2000. The stockholders took the following action at the meeting:

           1. Elected Dwight W. Makins, Keith Brackpool, Anthony Coelho, Murray H. Hutchison, Mitt Parker and Timothy J. Shaheen to the Company's Board of Directors. Mr. Makins was elected by the vote of 28,705,882 in favor and 443,798 withheld and no broker non-votes. Mr. Brackpool was elected by the vote of 28,704,762 in favor and 444,918 withheld and no broker non-votes. Mr. Coelho was elected by the vote of 28,525,322 in favor and 624,358 withheld and no broker non-votes. Mr. Parker was elected by the vote of 28,706,362 in favor and 443,318 withheld and no broker non-votes. Messrs. Hutchison and Shaheen were each elected by the vote of 28,706,612 in favor and 443,068 withheld and no broker non-votes.

           2. Approved the proposal to increase the number of authorized shares of Common Stock from 45,000,000 to 70,000,000 by the vote of 28,001,268 in favor and 1,133,862 against, with 14,550 abstaining and no broker non-votes.

          3. Approved the proposal to adopt the Cadiz Inc. 2000 Stock Award Plan by the vote of 25,581,639 in favor and 3,336,686 against with 231,355 abstaining and no broker non-votes.

          4. Ratified the selection by the Company's Board of Directors of PricewaterhouseCoopers LLP to continue as the Company's independent auditors for fiscal 2000 by the vote of 29,119,672 in favor and 11,770 against, with 18,238 abstaining and no broker non-votes.

ITEM 5. -  OTHER INFORMATION

       Not applicable.

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


Cadiz Inc.




By:  /s/  Keith Brackpool                  May 15, 2000
     ------------------------------------  ------------
     Keith Brackpool, President and        Date
     Chief Executive Officer and Director




By:  /s/  Stanley E. Speer                 May 15, 2000
     ------------------------------------  ------------
     Stanley E. Speer                      Date
     Chief Financial Officer