Form 10-Q
period 2000-06-30
CADIZ INC
filed 2000-08-15
CIK 727273

Securities and Exchange Commission

                       Washington, D. C. 20549

                              FORM 10-Q

     []  Quarterly report pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

            For the quarterly period ended June 30, 2000

                                 or

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


  Securities Registered Pursuant to Section 12(b) of the Act:  None
                     ---------------------------


                                       Name of Each Exchange
     Title of Each Class                on Which registered
     --------------------              ---------------------
             None                               None

     Securities Registered Pursuant to Section 12(g) of the Act:
                            Common Stock
                          (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes  X     No
                                ----
The number of shares outstanding of each of the Registrant's classes of Common Stock at August 11, 2000 was 35,358,210 shares of Common Stock, par value $0.01.



                                INDEX


For the Six Months Ended June 30, 2000                           Page


PART I - FINANCIAL INFORMATION

I.   Consolidated Financial Statements

     A.   Statement of Operations
            For the Three Months Ended June 30, 2000 and 1999..... 3

     B.   Statement of Operations
            For the Six Months Ended June 30, 2000 and 1999........4

     C.   Balance Sheet............................................5

     D.   Statement of Cash Flows..................................6

     E.   Statement of Stockholders' Equity........................7

     F.   Notes....................................................8


2.   Management's Discussion and Analysis of Financial Condition
     and Results of Operations.....................................9

3.   Quantitative and Qualitative Disclosures about Market Risk...17


PART II  -  OTHER INFORMATION.....................................18


                CONSOLIDATED STATEMENT OF OPERATIONS
                             (Unaudited)


For the Three Months Ended June 30,             2000      1999
                                                ----      ----
                                 ($ in thousands except per share data)


Revenues                                   $  26,928  $ 26,193
                                              --------  -------
Costs and expenses:
 Cost of sales                                23,230    18,565
 General and administrative                    3,146     3,220
 Special litigation                              103       245
 Depreciation and amortization                 1,767     1,462
                                              -------   -------

 Total costs and expenses                     28,246    23,492
                                              -------   -------

Operating profit (loss)                       (1,318)    2,701
Interest expense, net                          4,964     4,609
                                              -------   -------

Net  loss                                  $  (6,282) $ (1,908)
                                             =======   =======

Net loss per common share                  $    (.18) $   (.06)
                                             =======   =======

Weighted average shares outstanding           35,308    34,600
                                             =======   =======

  See accompanying notes to the consolidated financial statements.


                CONSOLIDATED STATEMENT OF OPERATIONS
                             (Unaudited)


For the Six Months Ended June 30,               2000      1999
                                                ----      ----
                                ($ in thousands except per share data)


Revenues                                   $  34,864  $  32,753
                                              -------   -------

Costs and expenses:
 Cost of sales                                31,696     24,214
   General and administrative                  6,083      6,171
Special litigation                               276        472
 Depreciation and amortization                 2,467      2,202
                                              -------   -------

 Total costs and expenses                     40,522     33,059
                                              -------   -------

Operating loss                                (5,658)      (306)

Interest expense, net                          9,466      9,023
                                              -------   -------

Net loss                                   $ (15,124) $  (9,329)
                                             ========  ========

Net loss per common share                  $    (.43) $    (.27)
                                             ========  ========


Weighted average shares outstanding            35,263    34,279
                                             ========  ========


  See accompanying notes to the consolidated financial statements.


                     CONSOLIDATED BALANCE SHEET

                                          (Unaudited)
                                            June 30,    December 31,
                                              2000         1999
                                              ----         ----
                                              ($ in thousands)
ASSETS
Current assets:
 Cash and cash equivalents                 $   1,128  $   4,537
 Accounts receivable, net                     25,327      8,436
 Inventories                                  33,136     18,423
 Prepaid expenses and other                      845        917
                                              -------   -------

      Total current assets                    60,436     32,313

Investment in partnerships                     1,527      1,497

Property, plant, equipment and
  water programs, net                        169,715    169,009

Other assets                                  11,621     11,283
                                              -------   -------

                                           $ 243,299  $ 214,102
                                              -------   -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                          $  23,347  $   8,110
 Accrued liabilities                           6,032      7,686
 Revolving credit facility                    28,800          -
 Long-term debt, current portion              24,990        725
                                              -------   -------

      Total current liabilities               83,169     16,521

Long-term debt                               118,056    142,089

Deferred income taxes                          5,447      5,447

Other liabilities                                556        375

Commitments and contingencies

Stockholders' equity:
 Common stock - $.01 par value;
 70,000,000 shares authorized;
 shares issued and outstanding -
 35,319,213 at June 30, 2000 and -
 35,166,661 at December 31, 1999                 353        352

Additional paid-in capital                   137,724    136,200

Accumulated deficit                         (102,006)   (86,882)
                                             -------    -------

 Total stockholders' equity                   36,071     49,670
                                              -------   -------

                                           $ 243,299  $ 214,102
                                             ========  ========

   See accompanying notes to the consolidated financial statements.


                CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited)

For the Six Months Ended June 30,               2000      1999
                                                ----      ----
($ in thousands)
Cash flows from operating activities:
 Net loss                                  $  (15,124) $  (9,329)
 Adjustments to reconcile net loss
  from operations to cash used for
  operating activities:
    Depreciation and amortization               3,736      3,289
    Gain on sale of assets                         (3)       (46)
    Share of partnership operations               (30)         -
    Stock  earned  for  services                 (625)         -
    Changes in operating assets and
     liabilities:
      Increase in accounts receivable         (16,891)   (18,969)
      Increase in inventories                 (12,912)   (17,115)
      Decrease in prepaid expenses and other       72        309
      Increase in accounts payable             15,237     12,370
      (Decrease) increase in accrued
        liabilities                            (1,654)       276
      Increase (decrease) in other liabilities    181       (102)
                                              -------    -------

        Net cash used for
          operating activities                (28,013)   (29,317)
                                              -------    -------
Cash flows from investing activities:
  Additions to property, plant and equipment (609) (3,974) Proceeds from disposal of property, plant
    and  equipment                                433         88
  Additions to water programs                    (786)    (1,544)
  Additions to developing crops                (2,792)    (2,176)
  Increase in other assets                       (342)      (721)
                                              -------    -------

     Net cash used for investing activities    (4,096)    (8,327)
                                               -------   -------

Cash flows from financing activities:
   Net proceeds from issuance of stock            253      6,262
   Principal payments on long-term debt          (353)      (196)
   Net proceeds from short-term debt           28,800     21,050
                                              -------    -------
     Net cash provided by
       financing activities                    28,700     27,116
                                              -------    -------

Net decrease in cash and cash equivalents      (3,409)   (10,528)

Cash and cash equivalents, beginning of period  4,537     13,635
                                              -------   --------

Cash and cash equivalents, end of period      $ 1,128   $  3,107
                                              =======    =======

  See accompanying notes to the consolidated financial statements.

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Unaudited)

For the Six Months Ended June 30, 2000

($ in thousands)


                                          Additional               Total
                          Common Stock    Paid-in   Accumulated Stockholders'
                         Shares    Amount   Capital    Deficit     Equity
                         ------    ------   --------  ---------- -----------
Balance as of
  December 31, 1999    35,166,661  $  352  $ 136,200  $ (86,882) $ 49,670

Exercise of
  stock options            52,552       -        253          -       253

Issuance of warrants to
  a lender                      -       -        247          -       247

Stock issued for
  services                100,000       1      1,024          -     1,025

Net loss                        -       -          -    (15,124)  (15,124)
                         --------  ------   --------    --------  -------
Balance as of
  June 30, 2000        35,319,213  $  353  $ 137,724  $(102,006) $ 36,071
                       ==========  ======  =========  ========== ========


  See accompanying notes to the consolidated financial statements.


           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
-------------------------------

     The Consolidated Financial Statements have been prepared by the Company without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's latest Form 10-K for the year ended December 31, 1999.
The foregoing Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments which the Company considers necessary for a fair presentation. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

     See Note 2 to the Consolidated Financial Statements included in the Company's latest Form 10-K for a discussion of the Company's accounting policies.

NOTE 2 - INVENTORIES
--------------------

     Inventories consist of the following (dollars in thousands):


                                           June 30,   December 31,
                                             2000        1999
                                            -----        -----

     Growing crops                        $ 25,093    $ 14,297
     Pepper seed                               836       1,028
     Harvested product                       1,337          98
     Materials and supplies                  5,870       3,000
                                           -------     -------

                                          $ 33,136    $ 18,423
                                          ========    ========

NOTE 3 - DEBT
-------------

     In February 2000, Sun World renewed its $30 million seasonal revolving credit facility for an additional year. Amounts borrowed under the facility accrue interest at prime plus 1.0% or LIBOR plus 2.5% at the Company's election. In June 2000, the Company increased the revolving credit facility to $33 million for the period from June 15, 2000 to July 31, 2000, after which the maximum availability under the facility returns to $30 million.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

RESULTS OF OPERATIONS

     The financial statements set forth herein as of and for the six months ended June 30, 2000 and 1999 reflect the results of operations for the Company and its wholly-owned subsidiary, Sun
World International, Inc. ("Sun World").

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


Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999
-----------------------------------------------------------------------------

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

     The table below sets forth, for the periods indicated, the results of operations for the Company's four main operating divisions (before elimination of any interdivisional charges) as well as the categories of costs and expenses incurred by the Company which are not included within the divisional results ($ in thousands):

Three Months Ended
                                               June 30,
                                               --------
                                            2000      1999
                                            ----      ----
     Divisional net income (loss):
          Farming                         $  (842)   $  3,252
          Packing                           1,950       2,028
          Marketing                         1,500       1,740
          Proprietary product development     643         213
                                           ------     -------
                                            3,251       7,233

          General and administrative        2,699       2,825
          Special litigation                  103         245
          Depreciation and amortization     1,767       1,462
          Interest expense                  4,964       4,609
                                           ------     -------

          Net loss                       $ (6,282)   $ (1,908)
                                           =======   ========

     FARMING OPERATIONS. Net loss from farming operations totaled $0.8 million for the three months ended June 30, 2000 compared to net income of $3.3 million for the three months ended June 30, 1999. Operating results during the second quarter of 2000 and 1999 were derived primarily from the harvest of table grapes, peppers and watermelons from the Coachella Valley operations and the beginning of the stonefruit harvest from the San Joaquin Valley operations. During the quarter ended June 30, 2000, the decrease in farming income resulted primarily from reduced profits of $3.1 million for Coachella Valley table grapes due to a reduction in F.O.B. prices coupled with a decline from the exceptional yields achieved in 1999. However, Sun World's proprietary table grape varieties continue to command a price premium to the overall market. Additionally, results for peppers and watermelons were unfavorably impacted by lower prices offset by higher yields. Revenues from farming operations totaled $21.3 million for the 2000 quarter compared to $20.8 million for the 1999 quarter. Farming expenses totaled $22.1 million in the 2000 quarter compared to $17.5 million in the 1999 quarter.

     PACKING OPERATIONS. Sun World's packing and handling facilities contributed revenues of $6.1 million offset by $4.1 million of expenses for net income of $2.0 million for both the quarter ended June 30, 2000 and the quarter ended June 30, 1999. Units packed during the quarter totaled 1.1 million in 2000 compared to 1.2 million in 1999. The reduced units packed during the quarter were primarily due to 300,000 fewer units of third party citrus being packed in Coachella partially offset by 200,000 more units of Sun World-grown stonefruit being packed in Bakersfield.

     MARKETING OPERATIONS. Marketing revenues of $2.6 million were offset by marketing expenses of $1.1 million resulting in net income of $1.5 million for the second quarter of 2000. Marketing revenues of $2.9 million were offset by marketing expenses of $1.2 million for net income of $1.7 million for the second quarter of 1999. The decrease in marketing net income was due primarily to a 21% decrease in average marketing commissions per unit primarily resulting from lower F.O.B. prices for southern table grapes and watermelons. This decrease was partially offset by a 17% increase in units marketed due to the southern table grape harvests occurring approximately two weeks earlier in 2000 as compared to 1999 as well as increased units of Sun World-grown and third party stonefruit. During the three months ended June 30, 2000, Sun World sold 3.6 million units, consisting primarily of Sun World-grown table grapes, watermelons, peppers and stonefruit as well as citrus and stonefruit from domestic third party growers in Coachella compared to 3.0 million units sold during the three months ended June 30, 1999.

     PROPRIETARY PRODUCT DEVELOPMENT. Sun World has a long history of product innovation, and its research and development center maintains a fruit breeding program that has introduced many proprietary fruit varieties during the past five years. During the three months ended June 30, 2000, net income from proprietary product development was $0.6 million compared to $0.2 million for the 1999 quarter. The increase in proprietary product development income is primarily due to $0.4 million of management income from Kingdom Agricultural Development Company (KADCO) for Sun World's role in developing agricultural land in Egypt.

     GENERAL AND ADMINISTRATIVE EXPENSES.   General and
administrative expenses during the three months ended June 30, 2000 totaled $2.7 million compared to $2.8 million for the three months ended June 30, 1999. This decrease primarily resulted from reduced legal and professional fees.

     SPECIAL LITIGATION. The Company is engaged in lawsuits seeking monetary damages arising from activities adverse to the Company in connection with a landfill, which until its defeat by the voters of San Bernardino County in 1996, was proposed to be located adjacent to the Company's Cadiz/Fenner Valley properties. See "Item 1 - Legal Proceedings" within Part II - Other Information. During the three months ended June 30, 2000, expenses including litigation costs and professional fees totaled $0.1 million as compared to $0.2 million during the 1999 period.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three months ended June 30, 2000 totaled $1.8 million compared to $1.5 million during the same period in 1999. The increase is primarily attributable to an increase in the relief of depreciation costs from inventory due to the 2000 table grape harvests occurring approximately two weeks earlier than the 1999 harvests.

     INTEREST EXPENSE, NET. Net interest expense totaled $5.0 million during the three months ended June 30, 2000, compared to $4.6 million during the same period in 1999. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                                Three Months Ended
                                                     June 30,
                                                 2000           1999
                                                 ----           ----
   Interest on outstanding debt - Sun World    $  3,900      $  3,781
   Interest on outstanding debt - Cadiz             490           425
   Amortization of financing costs                  661           525
   Interest income                                  (87)         (122)
                                                -------       -------

                                               $  4,964      $  4,609
                                               ========      ========

     The increase in interest expense is primarily due to (a) increased borrowings on the Sun World Revolver and (b) amortization of warrants issued to extend the Cadiz senior term loan facility and the Cadiz Revolver. Financing costs, which include legal fees and warrants, are amortized over the life of the debt agreements.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999
-------------------------------------------------------------------------

     The table below sets forth, for the periods indicated, the results of operations for the Company's four main operating divisions (before elimination of any interdivisional charges) as well as the categories of costs and expenses incurred by the Company which are not included within the divisional results (in thousands):

                                            Six Months Ended
                                                June 30
                                                 -----
                                             2000       1999
                                             ----       ----
     Divisional net income (loss):
      Farming                             $ (1,677)  $ 4,356
      Packing                                1,765     1,829
      Marketing                              1,246     1,307
      Proprietary product development          982       301
                                           -------   -------

                                             2,316     7,793

     General and administrative              5,231     5,425
     Special litigation                        276       472
     Depreciation and amortization           2,467     2,202
     Interest expense, net                   9,466     9,023
                                           -------   -------

     Net loss                             $(15,124) $ (9,329)
                                          ========= ========

     FARMING OPERATIONS. Net loss from farming operations totaled $1.7 million for the six months ended June 30, 2000 compared to net income of $4.4 million for the six months ended June 30, 1999. Farming revenues were $27.0 million and farming expenses were $28.7 million for the six months ended June 30, 2000. For the six months ended June 30, 1999, the Company had farming revenues of $25.3 million and farming expenses of $20.9 million. The decrease in farming results in 2000 compared to 1999 was primarily due to (a) reduced profits of $3.1 million for southern table grapes due to lower F.O.B. prices; (b) lower prices offset by higher yields for Sun World-grown watermelons and peppers; and (c) reduced F.O.B. prices for Sun World-grown navels, artichokes and sweet red peppers from Mexico resulting from an over supply in the industry.

     PACKING OPERATIONS. Sun World's packing and handling facilities contributed $1.8 million in profit during the six months ended June 30, 2000 and 1999. Sun World packed 1.8 million units during the six months ended June 30, 2000 compared to 1.6 million during the same period in 1999. The increase in units packed is due primarily to increased citrus and stonefruit volumes at the Kimberlina facility. Citrus units were up by 200,000 units due to the packing of Sun World-grown citrus from the San Joaquin Valley where almost no units were packed in 1999 due to the freeze. Stonefruit units were up by 200,000 due to increased units of early peaches and plums. The increase was offset by 200,000 fewer units of third party citrus being packed in Coachella due to soft market conditions. Units packed and handled during the first half of 2000 primarily consisted of Sun World-grown table grapes, peppers and seedless watermelons in the Coachella Valley; table grapes and citrus products packed for third party growers; and the beginning of the stonefruit harvest in the San Joaquin Valley. Packing and handling revenue for these operations of $8.6 million was offset by $6.8 million of expenses for the six months ended June 30, 2000. Revenues totaled $7.9 million offset by expenses of $6.1 million for the six months ended June 30, 1999.

     MARKETING OPERATIONS. During the six months ended June 30, 2000, a total of 4.5 million units were sold consisting primarily of Sun World-grown table grapes, peppers and watermelons from the Coachella Valley; table grapes, stonefruit, watermelons and citrus from domestic third party growers; peppers from Mexico; and Sun
World-grown stonefruit from the San Joaquin Valley.   These unit
sales resulted in marketing revenue of $3.3 million. Marketing expenses totaled $2.1 million for the six months ended June 30, 2000 resulting in net income from marketing operations of $1.2 million. During the six months ended June 30, 1999, 3.8 million units were marketed resulting in revenues of $3.5 million offset by expenses of $2.2 million for net income of $1.3 million. The increase in units sold is primarily due to increased units of Sun World-grown table grapes, stonefruit, watermelons and citrus, offset by a decrease in third party citrus. The decrease in commission revenue is due to a 19% decrease in average commission per unit resulting from lower F.O.B prices compared to 1999 for Coachella Valley table grapes, watermelons and third party citrus.

     PROPRIETARY PRODUCT DEVELOPMENT.   During the six months ended
June 30, 2000, net income from proprietary product development was $1.0 million compared to $0.3 million for the six months ended June 30, 1999. The increase in proprietary product development income primarily related to management income from KADCO for Sun World's role in developing agricultural land in Egypt.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended June 30, 2000 totaled $5.2 million compared to $5.4 million for the 1999 period. The decrease primarily resulted from reduced legal and professional fees.

     SPECIAL LITIGATION. The Company is engaged in lawsuits seeking monetary damages arising from activities adverse to the Company in connection with a landfill, which until its defeat by the voters of San Bernardino County in 1996, was proposed to be located adjacent to the Company's Cadiz/Fenner Valley properties. See "Item 1 - Legal Proceedings" within Part II - Other Information. During the six months ended June 30, 2000, expenses including litigation costs and professional fees totaled $0.3 million as compared to $0.5 million during the 1999 period.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the six months ended June 30, 2000 totaled $2.5 million compared to $2.2 million during the same period in
1999.   The increase is primarily attributable to an increase in the relief of depreciation costs from inventory due to the 2000 table grape harvests occurring approximately two weeks earlier than the 1999 harvests.

     INTEREST EXPENSE, NET.  Net interest expense totaled $9.5
million during the six months ended June 30, 2000, compared to $9.0 million during the same period in 1999. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                            Six Months Ended
                                                June 30
                                                ------
                                            2000       1999
                                             ----       ----

   Interest on outstanding debt - Sun World    $  7,383  $  7,220
   Interest on outstanding debt - Cadiz             980       916
     Amortization of financing costs              1,263     1,087
     Interest income                               (160)     (200)
                                                -------   --------

                                               $  9,466   $ 9,023
                                               ========   =======

     The increase in interest on outstanding debt during the 2000 period is primarily due to (a) increased borrowings on the Sun World Revolver to meet seasonal working capital needs and (b) amortization of warrants issued for the extension of the Cadiz Revolver and the Cadiz term loan facility. Financing costs, which include legal fees, loan fees and warrants, are amortized over the life of the debt agreement.


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

     As of June 30, 2000, Cadiz was obligated for approximately $10.3 million under a senior term loan facility and $15 million under a $15 million revolving credit facility (the "Cadiz Revolver") with the same lender. Both facilities have a maturity date of January 31, 2001. Currently, the lender holds a senior deed of trust on substantially all of Cadiz' non-Sun World related property under the term loan facility and a second lien on substantially all of the non-Sun World assets of the Company under the Cadiz Revolver. The Company and the lender have historically structured their financing arrangement with a view toward effective implementation of the Program. While the Company currently anticipates repayment of these facilities with monies to be received under the Program, the Company may, if it deems necessary, replace or renegotiate the terms of these facilities to accommodate other developments such as delays in the timetable for regulatory approvals of the Program.

     As the Company continues to actively pursue its business strategy, additional financing specifically in connection with the Company's water programs may be required. Responsibility for funding the design, construction and program implementation costs of the capital facilities for the Program will, under currently developed principles and terms, be shared equally by the Company and the Metropolitan Water District of Southern California ("Metropolitan"). The Company is analyzing various alternatives for funding its share of the estimated $125 million to $150 million cost of the Program capital facilities. These funding alternatives include (a) long-term financing arrangements; (b) utilization of monies to be received from Metropolitan for its initial purchase of indigenous groundwater or storage rights; and (c) financing through Metropolitan by offsetting Cadiz' costs for capital facilities financing against payments due to Cadiz for stored or transferred water. Based upon the results of analyses performed by investment banking firms retained by the Company and current negotiations, management believes that several alternative long-term financing arrangements are available to the Company.

Sun World Obligations

     Under Sun World's historical working capital cycle, working capital is required primarily to finance the costs of growing and harvesting crops, which generally occur from January through September with a peak need in June. Sun World harvests and sells the majority of its crops during the period from June through October, when it receives the majority of its revenues. In order to bridge the gap between incurrence of expenditures and receipt of revenues, large cash outlays are required each year which are financed through a revolving $30 million credit agreement (the "Sun World Revolver ") which is guaranteed by Cadiz. Sun World obtained a one-year extension of the Revolver in February 2000. In June 2000, the Company increased the revolving credit facility to $33 million for the period from June 15, 2000 to July 31, 2000, after which the maximum availability under the facility returns to $30 million. As of June 30, 2000, $28.8 million was outstanding under the Sun World Revolver. Additionally, Sun World has an intercompany revolving credit agreement with Cadiz for seasonal working capital requirements as needed. No amounts were outstanding under this facility at June 30, 2000.

     In addition, Sun World has outstanding $115 million of First Mortgage Notes (the "Sun World Notes") which will mature on April 15, 2004 that are registered under the Securities Act of 1933 and are publicly traded. The Sun World Notes are redeemable at the option of Sun World, in whole or in part, at any time on or after April 15, 2001. Interest accrues at the rate of 11-1/4 per annum and is payable semi-annually on April 15 and October 15 of each year. The Sun World Notes are secured by a first lien (subject to certain permitted liens) on substantially all of the assets of Sun World and its subsidiaries, other than growing crops, crop inventories and accounts receivable and proceeds thereof, which secure the Sun World Revolver, and certain real property pledged to third parties. The Sun World Notes are also secured by the guarantee of Cadiz and the pledge by Cadiz of all of the stock of Sun World.

     CASH USED FOR OPERATING ACTIVITIES. Cash used for operating activities totaled $28.0 million for the six months ended June 30, 2000 as compared to cash used for operating activities of $29.3 million for the six months ended June 30, 1999. The decrease in cash used for operating activities is primarily due to (a) decreased inventory balances in 2000 resulting from the harvests running approximately two weeks earlier than prior year; (b) decreased accounts receivable resulting from the earlier harvests offset by lower F.O.B. prices; (c) increased accounts payable resulting from higher amounts owed to third party growers resulting from increased product volumes and increased farming activity in 2000; offset by (d) increased net loss in 2000 compared to 1999 due to lower farming profits.

    CASH USED FOR INVESTING ACTIVITIES. Cash used for investing activities totaled $4.1 million for the six months ended June 30, 2000 compared to cash used for investing activities of $8.3 million for the same period in 1999. The decrease is primarily due to completion of a wide array of technical, environmental and engineering analyses for the Program during 1999 as well as exercise of a purchase option for 2,439 acres of land with significant water resources in 1999. During the six months ended June 30, 2000, the Company invested $2.8 million in developing crops, $0.8 million in water programs, and $0.6 million for the purchase of property, plant and equipment.

     CASH PROVIDED BY FINANCING ACTIVITIES. Cash provided by financing activities totaled $28.7 million for the six months ended June 30, 2000 consisting primarily of $28.8 in borrowings by Sun World for seasonal working capital compared to $21.1 million in 1999. Principal payments on long-term debt totaled $0.4 million for the six months ended June 30, 2000 compared to $0.2 million for the six months ended June 30, 1999. Net proceeds from the exercise of stock options totaled $0.3 million during the six months ended June 30, 2000 compared to $6.3 million during the six months ended June 30, 1999.

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

     The principles and terms for agreement call for the establishment of a comprehensive groundwater monitoring and management plan to ensure long-term protection of the groundwater basin. The final agreement may reflect adjustments to the developed principles and terms in order to reflect and respond to information identified during the ongoing environmental review process, and the final agreement will be subject to the approval by the respective Boards of both parties. Also, see "Narrative Description of Business - Water Resource Development - Cadiz Groundwater Storage and Dry-Year Supply Program" in the Company's Form 10-K for the year ended December 31, 1999.

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

     The Company believes that, based upon current levels of operations and anticipated growth, Sun World can adequately service its indebtedness and meet its seasonal working capital needs utilizing available internal cash, the Sun World Revolver and, if necessary, through an intercompany revolver with Cadiz. Cadiz anticipates it will be able to meet its ordinary working capital needs, in the short-term, through a combination of cash on hand, payments under the Program, quarterly management fee payments from Sun World, payments from Sun World under an agricultural lease whereby Sun World now operates the Company's 1,600 acres of developed agricultural property at Cadiz, California, and the exercise of outstanding stock options and, if necessary, through an intercompany revolver with Sun World. Except for the foregoing, additional intercompany cash payments between Sun World and Cadiz are subject to certain restrictions under its current lending arrangements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          -------------------------------------------------------

     Information about market risks for the six months ended June
30, 2000 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 1999.

                    PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings
      -------------------

      See "Item 3. Legal Proceedings" included in the Company's latest Form 10-K for a complete discussion.

      CADIZ LAND COMPANY, INC. V. WASTE MANAGEMENT, INC., Civil Action No. SC 05743 (the "State Court Action"). In the State Court Action, the Company filed its Second Amended Complaint. On May 12, 2000, the trial court denied Waste Management's demurrer to, and motion to strike certain causes of action from, the Company's Second Amended Complaint. Waste Management has appealed this decision with the Court of Appeal of the State of California, Second Appellate District. The Company will continue to vigorously prosecute its claims against the WMI defendants.

Item 2.  Changes in Securities and Use of Proceeds
       -------------------------------------------

       During the quarter ended June 30, 2000, the Company issued warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $7.06 per share. These warrants were issued to the Company's primary lender as consideration for an extension of the maturity date of the Company's term obligations to such lender. The issuance of the warrants was not registered under the Securities Act of 1933, as amended (the "Securities Act"). The Company believes that this transaction was exempt from the registration requirements of the Securities Act by virtue of
      Section 4(2) thereof as a transaction not involving a public offering.

Item 3.  Defaults Upon Senior Securities
         ---------------------------------
       Not applicable.

Item 4.  Submission of Matter to a Vote of Security Holders
         ---------------------------------------------------

       The annual meeting of the stockholders of the Company was held on May 15, 2000. For the voting results of actions taken at the meeting, see "Item 4 in Part II - Other Information " of the registrant's March 31, 2000 Quarterly Report on Form 10-Q.

Item 5.  Other Information
         ------------------

       Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
        ---------------------------------

      A.   Exhibits
          1. Exhibit 3.1 - Certificate of Amendment to Certificate of Incorporation of Cadiz Inc.
          2. Exhibit 27.1 - Financial Data Schedule

      B.   Reports on Form 8-K

         None.
                             SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Cadiz Inc.




By:  /s/  Keith Brackpool                  August   ,2000
     -----------------------------------   -----------------------
     Keith Brackpool, President and        Date
     Chief Executive Officer and Director




By:  /s/  Stanley E. Speer                 August      ,2000
     -----------------------------------   ----------------------
     Stanley E. Speer                      Date
     Chief Financial Officer