Form 10-Q
period 2000-09-30
CADIZ INC
filed 2000-11-14
CIK 727273

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

          [x] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

          [ ] Transition report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

               FOR THE TRANSITION PERIOD FROM ________To ________

                         COMMISSION FILE NUMBER 0-12114

                         -------------------------------

                                   CADIZ INC.

               (EXACT NAME OF REGISTRANT SPECIFIED IN ITS CHARTER)

               DELAWARE                            77-0313235
    (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)             Identification No.)

  100 WILSHIRE BOULEVARD, SUITE 1600                90401-1111
           SANTA MONICA, CA             (Address of principal executive offices)
                                                    (Zip Code)

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

The number of shares outstanding of each of the Registrant's classes of Common Stock at November 10, 2000 was 35,483,910 shares of Common Stock, par value $0.01.

                                                                      CADIZ INC.
--------------------------------------------------------------------------------
INDEX


--------------------------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000                                                                  PAGE
--------------------------------------------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

1.       CONSOLIDATED FINANCIAL STATEMENTS

         A.        Statement of Operations
                       For the Three Months Ended September 30, 2000 and 1999..................................3

         B.        Statement of Operations
                       For the Nine Months Ended September 30, 2000 and 1999...................................4

         C.        Balance Sheet
                       As of September 30, 2000 and December 31, 1999..........................................5

         D.        Statement of Cash Flows
                       For the Nine Months Ended September 30, 2000 and 1999...................................6

         E.        Statement of Stockholders' Equity
                       For the Nine Months Ended September 30, 2000............................................7

         F.        Notes.......................................................................................8

2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.................................................................................9

3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................18

PART II - OTHER INFORMATION...................................................................................18

                                                                      CADIZ INC.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


-------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30,                                     2000                 1999
-------------------------------------------------------------------------------------------------------------
                                                                       ($ IN THOUSANDS EXCEPT PER SHARE DATA)

Revenues                                                                     $   55,376          $   60,644
                                                                       ---------------- -------------------
Costs and expenses:
     Cost of sales                                                               43,367              44,668
     General and administrative                                                   2,983               3,177
     Special litigation                                                              84                 345
     Depreciation and amortization                                                4,349               5,027
                                                                       ---------------- -------------------

     Total costs and expenses                                                    50,783              53,217
                                                                       ---------------- -------------------

Operating profit                                                                  4,593               7,427

Interest expense, net                                                             4,935               4,434
                                                                       ---------------- -------------------

Net income (loss)                                                           $      (342)        $     2,993
                                                                       ================ ===================

Basic income (loss) per common share                                        $      (.01)        $       .09
                                                                       ================ ===================

Diluted income (loss) per common share                                             (.01)        $       .08
                                                                       ================ ===================

Basic weighted average shares outstanding                                        35,364              35,036
                                                                       ================ ===================

Diluted weighted average shares outstanding                                      35,364              36,399
                                                                       ================ ===================

















        See accompanying notes to the consolidated financial statements.

                                                                      CADIZ INC.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


----------------------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                          2000                1999
----------------------------------------------------------------------------------------------------------------
                                                                          ($ IN THOUSANDS EXCEPT PER SHARE DATA)

Revenues                                                                      $   90,240          $   93,397
                                                                             -----------         -----------

Costs and expenses:
     Cost of sales                                                                75,064              68,882
     General and administrative                                                    9,066               9,348
     Special litigation                                                              360                 817
     Depreciation and amortization                                                 6,815               7,229
                                                                             -----------         -----------

     Total costs and expenses                                                     91,305              86,276
                                                                             -----------         -----------

Operating profit (loss)                                                           (1,065)              7,121

Interest expense, net                                                             14,401              13,457
                                                                             -----------         -----------

Net loss                                                                     $   (15,466)        $    (6,336)
                                                                             ===========         ===========

Basic and diluted loss per common share                                      $      (.44)        $      (.18)
                                                                             ===========         ===========

Basic and diluted weighted average shares outstanding                             35,290              34,528
                                                                             ===========         ===========

















        See accompanying notes to the consolidated financial statements.

                                                                      CADIZ INC.
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------------------------------------
                                                                              (UNAUDITED)
                                                                             SEPTEMBER 30,        DECEMBER 31,
($ IN THOUSANDS)                                                                 2000                 1999
--------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
     Cash and cash equivalents                                               $       548               4,537
     Accounts receivable, net                                                     14,569               8,436
     Inventories                                                                  14,596              18,423
     Prepaid expenses and other                                                      711                 917
                                                                             -----------         -----------

         Total current assets                                                     30,424              32,313
Investment in partnership                                                          1,528               1,497

Property, plant, equipment and water programs, net                               168,690             169,009

Other assets                                                                      11,641              11,283
                                                                             -----------         -----------

                                                                             $   212,283         $   214,102
                                                                             ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                        $    12,248               8,110
     Accrued liabilities                                                           9,738               7,686
     Revolving credit facility                                                     4,600                   -
     Long-term debt, current portion                                              25,451                 725
                                                                             -----------         -----------

         Total current liabilities                                                52,037              16,521

Long-term debt                                                                   117,999             142,089

Deferred income taxes                                                              5,447               5,447

Other liabilities                                                                    672                 375

Commitments and contingencies

Stockholders' equity:

     Common stock - $.01 par value; 70,000,000 shares
     authorized; shares issued and outstanding -
     35,432,910 at September 30, 2000 and 35,166,661                                 354                 352
     at December 31, 1999

Additional paid-in capital                                                       138,122             136,200

Accumulated deficit                                                             (102,348)            (86,882)
                                                                             -----------         -----------

     Total stockholders' equity                                                   36,128              49,670
                                                                             -----------         -----------

                                                                             $   212,283         $   214,102
                                                                             ===========         ===========

        See accompanying notes to the consolidated financial statements.

                                                                      CADIZ INC.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

--------------------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                          2000                1999
--------------------------------------------------------------------------------------------------------------
                                                                                     ($ IN THOUSANDS)
Cash flows from operating activities:
     Net loss                                                                $   (15,466)        $    (6,336)
     Adjustments to reconcile net loss from operations
       to net cash used for operating activities:
     Depreciation and amortization                                                 8,768               8,824
     Issuance of shares for compensation                                               -                  28
     Gain on disposal of assets                                                       (3)                (73)
     Share of partnership operations                                                 (31)               (318)
     Stock earned for services                                                      (938)                  -
     Changes in operating assets and liabilities:
         Increase in accounts receivable                                          (6,133)             (7,928)
         Decrease (increase) in inventories                                        3,438              (3,860)
         Decrease in prepaid expenses and other                                      206                 394
         Increase in accounts payable                                              4,138               3,067
         Increase in accrued liabilities                                           2,052               4,319
         Increase (decrease) in other liabilities                                    297                (241)
                                                                             -----------         ------------

       Net cash used for operating activities                                     (3,672)             (2,124)
                                                                             -----------         -----------

Cash flows from investing activities:
     Additions to property, plant and equipment                                     (900)             (4,629)
     Proceeds from disposal of property, plant and equipment                         436                 185
     Additions to water programs                                                  (1,248)             (2,023)
     Additions to developing crops                                                (3,066)             (2,865)
     Increase in other assets                                                       (371)               (819)
                                                                             -----------         -----------

       Net cash used for investing activities                                     (5,149)            (10,151)
                                                                             -----------         -----------

Cash flows from financing activities:
     Net proceeds from issuance of stock                                             652               6,438
     Proceeds from issuance of long-term debt                                          -                  32
     Principal payments on long-term debt                                           (420)               (281)
     Net proceeds from short-term debt                                             4,600                   -
                                                                             -----------         -----------

       Net cash provided by financing activities                                   4,832               6,189
                                                                             -----------         -----------

Net decrease in cash and cash equivalents                                         (3,989)             (6,086)

Cash and cash equivalents, beginning of period                                     4,537              13,635
                                                                             -----------         -----------

Cash and cash equivalents, end of period                                     $       548         $     7,549
                                                                             ===========         ===========







         See accompanying notes to the consolidated financial statements

                                                                      CADIZ INC.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY  (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
--------------------------------------------------------------------------------------------------------------------
($ IN THOUSANDS)
                                                                       ADDITIONAL                          TOTAL
                                                 COMMON STOCK            PAID-IN     ACCUMULATED       STOCKHOLDERS'
                                             SHARES        AMOUNT        CAPITAL         DEFICIT          EQUITY
Balance as of December 31, 1999              35,166,661    $   352     $   136,200   $    (86,882)   $     49,670

Exercise of stock options and warrants          166,249          1             651              -             652

Issuance of warrants to a lender                      -          -             247              -             247

Stock issued for services                       100,000          1           1,024              -           1,025

Net loss                                              -          -               -        (15,466)        (15,466)
                                           ------------    -------     -----------   ------------    ------------

Balance as of September 30, 2000             35,432,910    $   354     $   138,122   $   (102,348)   $     36,128
                                           ============    =======     ===========   ============    ============


























        See accompanying notes to the consolidated financial statements.

                                                                      CADIZ INC.
--------------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

         The Consolidated Financial Statements have been prepared by the Company without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's latest Form 10-K for the year ended December 31, 1999. The foregoing Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments which the Company considers necessary for a fair presentation. These financial statements reflect certain reclassifications made to the prior period balances to conform with the current year presentation. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

         See Note 2 to the Consolidated Financial Statements included in the Company's latest Form 10-K for a discussion of the Company's accounting policies.


NOTE 2 - INVENTORIES

         Inventories consist of the following (dollars in thousands):

                                                            SEPTEMBER 30,       DECEMBER 31,
                                                                2000                1999
                                                           -----------         -----------
         Growing crops                                     $     8,651         $    14,297
         Pepper seed                                               386               1,028
         Harvested product                                       2,842                  98
         Materials and supplies                                  2,717               3,000
                                                           -----------         -----------

                                                           $    14,596         $    18,423
                                                           ===========         ===========


NOTE 3 - DEBT

         In February 2000, Sun World renewed its $30 million seasonal revolving credit facility for an additional year. Amounts borrowed under the facility accrue interest at prime plus 1.0% or LIBOR plus 2.5% at the Company's election. In June 2000, the Company increased the revolving credit facility to $33 million for the period from June 15, 2000 to July 31, 2000, after which the maximum availability under the facility returned to $30 million.

                                                                      CADIZ INC.
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

RESULTS OF OPERATIONS

         The financial statements set forth herein as of and for the nine months ended September 30, 2000 and 1999 reflect the results of operations for the Company and its wholly-owned subsidiary, Sun World International, Inc.

         A summary of the Sun World elements which management of the Company believes is essential to an analysis of the results of operations for such periods is presented below. For purposes of this summary, the term Sun World will be used, when the context so requires, with respect to the operations and activities of the Company's Sun World subsidiary, and the term Cadiz will be used, when the context so requires, with respect to those operations and activities of the Company not involving Sun World. Certain reclassifications have been made to the prior period balances to conform to the current year presentation.

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

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         The Company's agricultural operations are impacted by the general seasonal trends that are characteristic of the agricultural industry. Sun World has historically received the majority of its net income during the months of June to October following the harvest and sale of its table

                                                                      CADIZ INC.
--------------------------------------------------------------------------------

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

         The table below sets forth, for the periods indicated, the results of operations for the Company's four main operating divisions (before elimination of any interdivisional charges) as well as the categories of costs and expenses incurred by the Company which are not included within the divisional results (in thousands):


                                                                 THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                          -----------------------------
                                                              2000              1999
                                                          -----------       -----------
         Divisional net income:
                  Farming                                 $     2,585       $     5,563
                  Packing                                       4,803             5,368
                  Marketing                                     2,315             2,880
                  Proprietary product development               1,921             1,789
                                                          -----------       -----------

                                                               11,624            15,600

                  General and administrative                    2,598             2,801
                  Special litigation                               84               345
                  Depreciation and amortization                 4,349             5,027
                  Interest expense                              4,935             4,434
                                                          -----------       -----------

                  Net income (loss)                       $      (342)      $     2,993
                                                          ===========       ===========


         FARMING OPERATIONS. Net income from farming operations totaled $2.6 million for the three months ended September 30, 2000 compared to $5.6 million for the three months ended September 30, 1999. Operating results during the third quarter of 2000 and 1999 were derived primarily from the harvest of table grapes and stonefruit from the San Joaquin Valley operations. During the quarter ended September 30, 2000, farming results declined primarily due to lower F.O.B. prices resulting from an over supply in the industry. Results were favorably impacted due to the Company's proprietary table grape and stonefruit products continuing to command a price premium to the overall market which helped offset some of the losses incurred from the Company's commodity products. The Company sold 2.8 million boxes of table grapes in 2000 compared to 3.0 million in 1999. The decrease was primarily due to 300,000 boxes being sold from the Coachella Valley in 1999 as a result of record yields extending the season well into July. Average F.O.B. prices for table grapes declined by 9% from 1999 due to increased supply in the industry. Farming results for stonefruit were favorable to prior year due primarily to increased yields on the Company's Angeleno and Black Diamond(R) plums. The Company sold 722,000 units of stonefruit during the quarter compared to 567,000 units in 1999. Profits from wine grapes were below prior year due to a 28% decrease in price per ton compared to 1999 resulting from an oversupply in the industry. Profits were favorably impacted by a strong market for San Joaquin Valley peppers where yields were up 9%
and F.O.B. prices were up 15%. Revenues from farming operations totaled $46.7 million for the 2000 quarter compared to $52.4 million for the 1999 quarter. Farming expenses totaled $44.1 million in the 2000 quarter compared to $46.8 million in the 1999 quarter.

                                                                      CADIZ INC.
--------------------------------------------------------------------------------

         PACKING OPERATIONS. For the quarter ended September 30, 2000, Sun World's packing and handling facilities contributed revenues of $9.9 million offset by $5.1 million of expenses for net income of $4.8 million compared to net income of $5.4 million for the quarter ended September 30, 1999. Packing revenues were $9.5 million and expenses were $4.1 million in the 1999 quarter. Units packed and handled during the quarter totaled 4.4 million in 2000 compared to 4.6 million in 1999. The decrease in units packed and handled and revenues during the quarter is primarily due to reduced volumes of Coachella table grapes handled due to lighter yields offset by increased volumes of stonefruit resulting from increased plum yields. The increase in packing expenses resulted from a significant increase in corrugated box costs and temporary use of third party storage facilities due to capacity constraints in July.

         MARKETING OPERATIONS. Marketing revenues of $3.9 million were offset by marketing expenses of $1.6 million resulting in net income of $2.3 million for the third quarter of 2000. Marketing revenues of $4.3 million were offset by marketing expenses of $1.4 million for net income of $2.9 million for the third quarter of 1999. The decrease in marketing net income was primarily due to a 7% decrease in average marketing commissions resulting from lower F.O.B. prices for table grapes, stonefruit and third party citrus. During the three months ended September 30, 2000 and 1999, the Company sold 5.5 million units, consisting primarily of Company-farmed table grapes, peppers and stonefruit as well as citrus from domestic third party growers in Coachella.

         PROPRIETARY PRODUCT DEVELOPMENT. Sun World has a long history of product innovation, and its research and development center maintains a fruit breeding program that has introduced many proprietary fruit varieties during the past five years. During the three months ended September 30, 2000, net profit from proprietary product development was $1.9 million compared to $1.8 million for 1999. 2000 net profit consisted of international royalties of $0.4 million, net research and development income of $1.1 million and management income from Kingdom Agricultural Development Company (KADCO) of $0.4 million. 1999 net profit consisted of international royalties of $0.2 million, net research and development income of $1.3 million and profits from ASC/SWB partnership (formerly American SunMelon) of $0.3 million.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses during the three months ended September 30, 2000 totaled $2.6 million compared to $2.8 for the three months ended September 30, 1999. This decrease primarily resulted from reduced employee-related expenses and lower professional fees.

         SPECIAL LITIGATION. The Company is engaged in lawsuits seeking monetary damages arising from activities adverse to the Company in connection with a landfill, which until its defeat by the voters of San Bernardino County in 1996, was proposed to be located adjacent to the Company's Cadiz/Fenner Valley properties. See "Item 1 - Legal Proceedings" within Part II - Other Information. During the three months ended September 30, 2000, expenses including litigation costs and professional fees totaled $0.1 million as compared to $0.3 million during the 1999 period.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three months ended September 30, 2000 totaled $4.4 million compared to $5.0 million during the same period in 1999. The decrease is primarily attributable to a decrease in the relief of depreciation costs from inventory due to the timing of the 2000 harvests compared to 1999.

                                                                      CADIZ INC.
--------------------------------------------------------------------------------

         INTEREST EXPENSE, NET. Net interest expense totaled $4.9 million during the three months ended September 30, 2000, compared to $4.4 million during the same period in 1999. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                        -----------------------------
                                                            2000             1999
                                                        -----------       -----------
       Interest on outstanding debt - Sun World         $     3,692       $     3,607
       Interest on outstanding debt - Cadiz                     580               375
       Amortization of financing costs                          688               507
       Interest income                                          (25)              (55)
                                                        -----------       -----------

                                                        $     4,935             4,434
                                                        ===========       ===========

         The increase in interest expense is primarily due to (a) increased borrowings on the Sun World Revolver and (b) amortization of warrants issued to extend the Cadiz senior term loan facility and the Cadiz Revolver. Financing costs, which include legal fees and warrants, are amortized over the life of the debt agreements.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         The table below sets forth, for the periods indicated, the results of operations for the Company's four main operating divisions (before elimination of any interdivisional charges) as well as the categories of costs and expenses incurred by the Company which are not included within the divisional results (in thousands):

                                                                 NINE MONTHS ENDED
                                                                     SEPTEMBER 30
                                                           -----------------------------
                                                               2000              1999
                                                           -----------       -----------
         Divisional net income:
             Farming                                       $       901       $     9,919
             Packing                                             6,568             7,197
             Marketing                                           3,561             4,187
             Proprietary product development                     2,904             2,090
                                                           -----------       -----------

                                                                13,934            23,393

         General and administrative expense                      7,824             8,226
         Special litigation                                        360               817
         Depreciation and amortization expense                   6,815             7,229
         Interest expense, net                                  14,401            13,457
                                                           -----------       -----------

         Net loss                                          $   (15,466)      $    (6,336)
                                                           ===========       ===========

         FARMING OPERATIONS. Net income from farming operations totaled $0.9 million for the nine months ended September 30, 2000 compared to $9.9 million for the nine months ended September 30, 1999. Farming revenues were $73.9 million and farming expenses were $73.0 million for the nine months ended September 30, 2000. For the nine months ended September 30, 1999, the Company had farming revenues of $77.6 million and farming expenses of $67.7

                                                                      CADIZ INC.
--------------------------------------------------------------------------------

million. The decrease in farming results in 2000 compared to 1999 were primarily due to decreased prices on table grapes, wine grapes, stonefruit, and citrus from the San Joaquin, Coachella Valley and Cadiz operations due to an over supply of products in the industry. Average F.O.B. prices for 2000 are 7% below 1999 average F.O.B.'s. The increase in farming expenses is primarily due to costs to grow and harvest citrus in the San Joaquin Valley in 2000 that were not incurred in 1999 due to December 1998 freeze. The Company's proprietary table grape and stonefruit products have allowed Sun World to continue to command a price premium to the overall market which helped offset some of the losses incurred from the Company's commodity products.

         PACKING OPERATIONS. Sun World's packing and handling facilities contributed $6.6 million in profit during the nine months ended September 30, 2000 compared to $7.2 million for the nine months ended September 30, 1999. The Company packed and handled 7.5 million units during the nine months ended September 30, 2000 compared to 7.4 million during the same period in 1999. The increase in units is primarily due to an increase in plum production as yields improved over 1999. Packing results were negatively impacted by a significant increase in corrugated box costs and temporary use of third party storage facilities during July 2000 due to capacity constraints. Units packed and handled during the first nine months of 2000 primarily consisted of Company-grown table grapes, peppers and seedless watermelons in the Coachella Valley; table grapes and citrus products packed for third party growers; and table grapes and stonefruit from the San Joaquin Valley. Packing and handling revenue for these operations of $18.5 million was offset by $11.9 million of expenses for the nine months ended September 30, 2000. Revenues totaled $17.4 million offset by expenses of $10.2 million for the nine months ended September 30, 1999.

         MARKETING OPERATIONS. During the nine months ended September 30, 2000, a total of 9.9 million units were sold consisting primarily of Company-grown table grapes, peppers and watermelons from the Coachella Valley; table grapes, watermelons and citrus from domestic third party growers; and Company-grown stonefruit and table grapes from the San Joaquin Valley. These unit sales resulted in marketing revenue of $7.3 million. Marketing expenses totaled $3.7 million for the nine months ended September 30, 2000 resulting in net income from marketing operations of $3.6 million. During the nine months ended September 30, 1999, 9.2 million units were sold resulting in revenues of $7.8 million offset by expenses of $3.6 million for net income of $4.2 million. The increase in units sold is primarily due to increased units of Company-grown plums and stonefruit marketed for third parties. Average commissions for 2000 are down 13% from average commissions in 1999 due to lower F.O.B.
prices.

         PROPRIETARY PRODUCT DEVELOPMENT. During the nine months ended September 30, 2000, net income from proprietary product development was $2.9 million consisting of $0.6 million of international royalties primarily related to the Company's licensing agreements for Sugraone table grapes, $1.3 million of consulting income from KADCO, and $1.0 million in net research and development income. Net profit in 1999 of $2.1 million consisted of international royalties of $0.6 million, net research and development income of $1.2 million, and $0.3 million of the Company's share of partnership income in ASC/SWB partnership (formerly American SunMelon).

                                                                      CADIZ INC.
--------------------------------------------------------------------------------

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 2000 totaled $7.8 million compared to $8.2 million for the nine months ended September 30, 1999. The $0.4 million decrease in general and administrative costs resulted primarily from reduced employee-related expenses and professional fees.

         SPECIAL LITIGATION. The Company is engaged in lawsuits seeking monetary damages arising from activities adverse to the Company in connection with a landfill, which until its defeat by the voters of San Bernardino County in 1996, was proposed to be located adjacent to the Company's Cadiz/Fenner Valley properties. See "Item 1 - Legal Proceedings" within Part II - Other Information. During the nine months ended September 30, 2000, expenses including litigation costs and professional fees totaled $0.4 million as compared to $0.8 million during the 1999 period.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the nine months ended September 30, 2000 totaled $6.8 million compared to $7.2 million for the same period in 1999. The decrease is primarily attributable to the timing of relief of depreciation from inventory resulting from the timing of the harvests.

         INTEREST EXPENSE, NET. Net interest expense totaled $14.4 million during the nine months ended September 30, 2000, compared to $13.5 million during the same period in 1999. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                                              NINE MONTHS ENDED
                                                                 SEPTEMBER 30
                                                              2000            1999
                                                          -----------       -----------
         Interest on outstanding debt - Sun World         $    11,075       $    10,827
         Interest on outstanding debt - Cadiz                   1,560             1,291
         Amortization of financing costs                        1,951             1,594
         Interest income                                         (185)             (255)
                                                          -----------       -----------

                                                          $    14,401       $    13,457
                                                          ===========       ===========

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

                                                                      CADIZ INC.
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

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

         As of September 30, 2000, Cadiz was obligated for approximately $10.3 million under a senior term loan facility and $15 million under a $15 million revolving credit facility (the "Cadiz Revolver") with the same lender. Both facilities have a maturity date of January 31, 2001. Currently, the lender holds a senior deed of trust on substantially all of Cadiz' non-Sun World related property under the term loan facility and a second lien on substantially all of the non-Sun World assets of the Company under the Cadiz Revolver. The Company and the lender have historically structured their financing arrangement with a view toward effective implementation of the Program. While the Company currently anticipates repayment of these facilities with monies to be received under the Program, the Company may, if it deems necessary, replace or renegotiate the terms of these facilities to accommodate other developments such as delays in the timetable for regulatory approvals of the Program. Agreement in principle, subject to final documentation, has been reached regarding an extension of these facilities for an additional year. Additionally, Cadiz has an intercompany loan agreement with Sun World for working capital needs. At September 30, 2000, $0.7 million was outstanding under this facility.

         As the Company continues to actively pursue its business strategy, additional financing specifically in connection with the Company's water programs may be required. Responsibility for funding the design, construction and program implementation costs of the capital facilities for the Program will, under currently developed principles and terms, be shared equally by the Company and the Metropolitan Water District of Southern California ("Metropolitan"). The Company is analyzing various alternatives for funding its share of the estimated $125 million to $150 million cost of the Program capital facilities. These funding alternatives include (a) long-term financing arrangements; (b) utilization of monies to be received from Metropolitan for its initial purchase of indigenous groundwater or storage rights; and (c) financing through Metropolitan by offsetting Cadiz' costs for capital facilities financing against payments due to Cadiz for stored or transferred water. Based upon the results of analyses performed by investment banking firms retained by the Company and current negotiations, management believes that several alternative financing arrangements are available to the Company.

SUN WORLD OBLIGATIONS

         Under Sun World's historical working capital cycle, working capital is required primarily to finance the costs of growing and harvesting crops, which generally occur from January through September with a peak need in June. Sun World harvests and sells the majority of its crops during the period from June through October, when it receives the majority of its revenues. In order to bridge the gap between incurrence of expenditures and receipt of

                                                                      CADIZ INC.
--------------------------------------------------------------------------------

revenues, large cash outlays are required each year which are financed through a revolving $30 million credit agreement (the "Sun World Revolver ") which is guaranteed by Cadiz. Sun World obtained a one-year extension of the Revolver in February 2000. As of September 30, 2000, $4.6 million was outstanding under the Sun World Revolver. Additionally, Sun World has an intercompany revolving credit agreement with Cadiz for seasonal working capital requirements as needed. At September 30, 2000, no amounts were outstanding under this facility.

         In addition, Sun World has outstanding $115 million of First Mortgage Notes (the "Sun World Notes") which will mature on April 15, 2004 that are registered under the Securities Act of 1933 and are publicly traded. The Sun World Notes are redeemable at the option of Sun World, in whole or in part, at any time on or after April 15, 2001. Interest accrues at the rate of 11 1/4% per annum and is payable semi-annually on April 15 and October 15 of each year. The Sun World Notes are secured by a first lien (subject to certain permitted liens) on substantially all of the assets of Sun World and its subsidiaries, other than growing crops, crop inventories and accounts receivable and proceeds thereof, which secure the Sun World Revolver, and certain real property pledged to third parties. The Sun World Notes are also secured by the guarantee of Cadiz and the pledge by Cadiz of all of the stock of Sun World.

         CASH USED FOR OPERATING ACTIVITIES. Cash used for operating activities totaled $3.7 million for the nine months ended September 30, 2000 as compared to cash used for operating activities of $2.1 million for the nine months ended September 30, 1999. The increase in cash used for operating activities is primarily due to (a) increased losses, offset by (b) decreased inventory balances in 2000 resulting primarily from the accelerated sale of late season table grapes and wine grapes.

         CASH USED FOR INVESTING ACTIVITIES. Cash used for investing activities totaled $5.1 million for the nine months ended September 30, 2000 compared to cash used for investing activities of $10.2 million for the same period in 1999. The decrease is primarily due to completion of a wide array of technical, environmental and engineering analyses for the Program during 1999 as well as exercise of a purchase option for 2,439 acres of land with significant water resources in 1999. During the nine months ended September 30, 2000, the Company invested $3.1 million in developing crops, $1.2 million in water programs, and $0.9 million for the purchase of property, plant and equipment.

         CASH PROVIDED BY FINANCING ACTIVITIES. Cash provided by financing activities totaled $4.8 million for the nine months ended September 30, 2000 consisting primarily of $4.6 million in outstanding borrowings by Sun World for seasonal working capital compared to no outstanding borrowings under the Sun World Revolver at September 30, 1999. Principal payments on long-term debt totaled $0.4 million for the nine months ended September 30, 2000 compared to $0.3 million for the nine months ended September 30, 1999. Net proceeds from the exercise of stock options totaled $0.7 million during the nine months ended September 30, 2000 compared to $6.4 million during the nine months ended September 30, 1999.

                                                                      CADIZ INC.
--------------------------------------------------------------------------------

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

         In October 2000, a Supplement to the previously released Draft Environmental Impact Report/Environmental Impact Statement ("Supplement") for the Program was released to provide the public the opportunity to review and comment on the proposed Groundwater Monitoring and Management Plan that is designed to ensure the safe operation of the aquifer system underlying Cadiz' agricultural property and to protect surrounding environmental resources, during and after the life of Program operations. The Supplement is being circulated for a 45-day public review and comment period. Following the close of the comment period for the Supplement, a final Environmental Impact Report/Environmental Impact Statement will be compiled and published by Metropolitan and the BLM. The Program is anticipated to be operational within 18 months of Metropolitan's and BLM's approval of the final environmental documents. Also, see "Narrative Description of Business - Water Resource Development - Cadiz Groundwater Storage and Dry-Year Supply Program" in the Company's Form 10-K for the year ended December 31, 1999.

         In addition to the development of its water resources, the Company is actively involved in further agricultural development and reinvestment in its landholding. Such development will be systematic and in furtherance of the Company's business strategy to provide for maximization of the value of its assets. The Company also continually evaluates acquisition opportunities that are complimentary to its current portfolio of water and agricultural resources.

         Sun World currently services its indebtedness and meets its seasonal working capital needs utilizing available internal cash, the Sun World Revolver and, if necessary, through an intercompany revolver with Cadiz. Cadiz currently meets its ordinary working capital needs through a combination of quarterly management fee payments from Sun World, payments from Sun World under an agricultural lease whereby Sun World now operates the Company's 1,600 acres of developed agricultural property at Cadiz, California, the exercise of outstanding stock options, and through an intercompany revolver with Sun World. Except for the foregoing, additional intercompany cash payments between Sun World and Cadiz are subject to certain restrictions under its current lending arrangements. In the event the Company requires additional cash beyond the foregoing to meet its working capital needs, the Company believes that additional debt and/or equity can be issued as needed for this purpose.

                                                                      CADIZ INC.
--------------------------------------------------------------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information about market risks for the nine months ended September 30, 2000 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 1999.

                           PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

             See "Item 3. Legal Proceedings" included in the Company's latest Form 10-K for a complete discussion.

             CADIZ LAND COMPANY, INC. V. WASTE MANAGEMENT, INC., Civil Action No. SC 05743 (the "State Court Action"). In the State Court Action, the Company filed its Second Amended Complaint. On May 12, 2000, the trial court denied Waste Management's demurred to, and motion to strike certain causes of action from, the Company's Second Amended Complaint. Waste Management has appealed this decision with the Court of Appeal of the State of California, Second Appellate District. The appeal is pending and the action is stayed pending the appeal. The Company will continue to vigorously prosecute its claims for compensatory and punitive damages against the Waste Management defendants.

             On or about August 30, 2000, the Ninth Circuit Court of Appeals entered an order affirming the decision of the Federal District Court dismissing, with prejudice, the Company's claim against the Waste Management defendants for alleged violations of
             Section 10(b) of the Securities Exchange Act of 1934 and rule 10b-5 promulgated thereunder. The decision of the Ninth Circuit did not address whether the conduct of the Waste Management defendants was protected under the First Amendment, the Noerr Pennington doctrine or California Civil Code 47, as asserted by the Waste Management defendants. Accordingly, the Company intends to vigorously pursue its claims for unfair business practices, including stock manipulation, against the Waste Management defendants in the pending State Court action.

             On or about October 23, 2000, the district Attorney for San Bernardino County announced that Glen Odell, the former Waste Management employee responsible for managing the Rail Cycle project, agreed to plead no contest to certain criminal charges and pay a fine and a penalty totaling $50,000. Also, on or about October 23, 2000, the District Attorney for San Bernardino County announced that the County had entered into a settlement with the remaining Waste Management defendants pursuant to which Rail Cycle, L.P. agreed to pay the county $4.95 million for restitution for certain alleged unfair business practices and to reimburse the San Bernardino Sheriff's Department and the San Bernardino District Attorney's Office for their respective investigative costs and costs associated with the investigation and prosecution of the criminal claims arising out of the Rail Cycle project, which amounts to approximately $2.7 million. In consideration of the Rail Cycle, L.P. payments, the criminal charges against the remaining Waste Management defendants were dismissed by the County.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

             During the quarter ended September 30, 2000, the Company issued 30,997 shares to its primary lender upon the cashless exercise of 75,000 warrants previously issued to such lender. The issuance of these shares was not registered under the Securities Act of 1933, as amended (the "Securities Act"). The Company believes that such issuance was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof as a transaction not involving any public offerings.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

             Not applicable.

ITEM 4.      SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

             None.

ITEM 5.      OTHER INFORMATION

             Not applicable.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             A.  EXHIBITS

                                                                      CADIZ INC.
--------------------------------------------------------------------------------

                  1. Exhibit 27 - Financial Data Schedule

             B.   REPORTS ON FORM 8-K

                  None

                                                                      CADIZ INC.
--------------------------------------------------------------------------------

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CADIZ INC.




By:       /s/  KEITH BRACKPOOL                           NOVEMBER 14, 2000
   ------------------------------------------------      -----------------
         Keith Brackpool, President and                  Date
         Chief Executive Officer and Director




By:      /s/ STANLEY E. SPEER                            NOVEMBER 14, 2000
   ------------------------------------------------      -----------------
         Stanley E. Speer                                Date
         Chief Financial Officer