Form 10-K
period 2000-12-31
CADIZ INC
filed 2001-03-29
CIK 727273

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

     (Mark One)

      [X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities
                     Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 2000

                                      OR

     [ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

                     For the transition period from..to...

                        Commission File Number 0-12114
                          __________________________
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

                                 Yes  [X]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 220.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. /__/

As of March 26, 2001, the registrant had 35,709,924 shares of Common Stock outstanding. The aggregate market value of the Common Stock held by nonaffiliates as of March 23, 2001 was approximately $310,669,000 based on the closing price on this date.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Registrant's proxy statement for the annual meeting to be held on May 14, 2001, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference under Part II of this Form 10-K.

                                    PART I

ITEM 1.  BUSINESS

     The combination of considerable population increases and limited supplies are placing great demands on water resources both in California and worldwide. Compounding the issue, many population centers are not located where significant precipitation occurs. Management therefore believes that a competitive advantage exists for those companies that possess or can provide a high quality, reliable and affordable water supply in locations worldwide including California and its multi-billion dollar agricultural industry, one of the largest users of water in the state. Accordingly, water resource management and agricultural operations, two inter-dependent efforts, form the long-term business strategy of Cadiz Inc. (the "Company"). The Company has created an integrated and complementary portfolio of assets encompassing landholdings with high-quality groundwater resources and/or storage potential, prime agricultural properties located throughout central and southern California with secure and reliable water rights, and other contractual water rights, and may include technologies for water conservation, reclamation, production and conveyance. Management believes that the Company's access to water will provide it with a competitive edge both as a major agricultural concern and as a supplier of water, leading to continued appreciation in the value of the Company's portfolio.

     Additionally, product innovation from its fruit breeding programs, international licensing programs, global marketing reach, and highly regarded Sun World brand name, provides the Company's agricultural operations with a strong position in the ongoing consolidation in the global retail grocery industry. The Company's agricultural operations are provided through its wholly-owned subsidiary, Sun World International, Inc. and its subsidiaries (collectively "Sun World"), one of the largest developers, growers, producers and marketers of proprietary fruits and vegetables in California, specializing in high-value permanent crops. Currently, Sun World owns more than 19,000 acres of land primarily located in two major growing areas of California: the San Joaquin Valley and the Coachella Valley.

     In addition to its Sun World properties, the Company holds approximately 37,700 acres of land in eastern San Bernardino County (and the exclusive option to receive up to an additional 7,000 acres in connection with the Company's settlement of certain litigation in March 2001 - See Item 3. "Legal Proceedings") that are substantially underlain by excellent groundwater resources with demonstrated potential for various applications, including water storage and supply programs, and agricultural, municipal, recreational and industrial development. All of the Company's properties are located in close proximity to California's major aqueduct systems. The Company expects to utilize its resources to participate in a broad variety of water storage and supply, transfer, exchange and conservation programs with public agencies and other parties.

     In December 1997, the Company entered into an interim Agreement with the Metropolitan Water District of Southern California ("Metropolitan") to develop principles and terms for a long-term agreement at its Cadiz, California property. In July 1998, the Company and Metropolitan approved the Principles and Terms for Agreement ("Principles") for the Cadiz Groundwater Storage and Dry-Year Supply Program (the "Cadiz Program"), authorized preparation of a final agreement based on these Principles and initiated the environmental review process for the Cadiz Program. Following extensive negotiations with the Company to further refine and finalize these basic Principles, Metropolitan submitted definitive economic terms and responsibilities ("Definitive Terms") to its Board of Directors in March 2001 for anticipated consideration at a forthcoming Board meeting. A Special Oversight Committee of Metropolitan's directors, charged with negotiating the Definitive Terms, have unanimously recommended approval of these proposed Definitive Terms.

     The Cadiz Program will enhance Southern California water supply reliability in two ways, providing a new dry-year water supply and much needed storage. During wet years or periods of excess supply, Metropolitan will store surplus Colorado River water in the aquifer system underlying the Company's Cadiz property. During dry years, the previously imported water, together with indigenous groundwater, will be extracted and delivered, via a conveyance pipeline, to Metropolitan's service area during the 50-year term of the agreement.

     In 2000, the Company and Metropolitan completed several significant milestones in the environmental review process. This process must be completed before construction and operation of the Cadiz Program can commence. A Draft Environmental Impact Report/Environmental Impact Statement ("DEIR/EIS") was issued by Metropolitan and the U. S. Bureau of Land Management ("BLM") in November 1999 for public review and comment. The public comment period closed in March 2000. The DEIR/DEIS incorporated a wide array of technical, environmental and engineering analyses and studies completed during 1999, including the operation of a pilot spreading basin project that serves as a prototype for the full-scale program, and optimization studies for the design of the capital facilities.

     In October 2000, Metropolitan and BLM published a Supplement to the previously released DEIR/EIS for public review and comment. The Supplement included a comprehensive Groundwater Monitoring and Management Plan ("Management Plan") that is designed to ensure the safe operation of the aquifer system underlying the Company's agricultural property and to protect surrounding environmental resources - during and after the life of the Cadiz Program operations. Prepared collaboratively by Metropolitan, the BLM, the U.
S. Geological Survey, the National Park Service, the County of San Bernardino and the Company, the Management Plan addresses key water resource and related air quality concerns that were raised in public comment on the DEIR/EIS.
Also, see "Narrative Description of Business - Water Resources Development - Cadiz Groundwater Storage and Dry-Year Supply Program."

     Based upon the Company's expertise in water and agricultural resources, in June 1999, Sun World was appointed by Kingdom Agricultural Development Company (KADCO), a company currently 100% controlled by His Royal Highness Prince Alwaleed Bin Talal Bin Abdulaziz Alsaud, to develop and manage up to 100,000 acres of agricultural land in southern Egypt, called the Tushka Project. The Tushka Project is the cornerstone in the Egyptian government's multi-billion dollar South Valley Project, an immense infrastructure plan designed to irrigate more than 500,000 acres of desert land to foster urban and agricultural development. The South Valley Project involves the construction of one of the world's largest pumping stations and a 43-mile (70 km) canal that diverts water from Egypt's Lake Nasser, the reservoir formed on the Nile River by the Aswan High Dam, to four separate areas - the first being the Tushka site. Construction is well underway with the main canal, pumping station and branch canals slated to be complete and operational in 2002. The initial commercial plantings of permanent crops for the Tushka Project will follow in early 2003. In addition to Sun World's role in Tushka, Cadiz and KADCO also agreed to form an entity to pursue the development and management of water resources in the region.

     The Company continually seeks to develop and manage its water and agricultural resources for their highest and best uses. The Company also continues to evaluate acquisition opportunities, which are complementary to its current portfolio of water and agricultural resources.

(a)  General Development of Business
     _______________________________

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

     The increasing scarcity of water supplies, coupled with increased demand from population growth, is not just a California issue but a worldwide issue. The Company's California experience in water resource management and development provides a strong foundation for pursuing water resource opportunities internationally, including in the Middle East in partnership with KADCO.

     Sun World, which was acquired by the Company in September 1996, owns approximately 19,000 acres of prime agricultural land primarily in the San Joaquin and Coachella Valleys, giving the Company total landholdings of approximately 56,200 acres. Additionally, the Company has an exclusive option to receive up to 7,000 acres in eastern San Bernardino County. See Item 2, "Properties."

(b)  Financial Information about Industry Segments
     _____________________________________________

     During the year ended December 31, 2000, the Company operated its agricultural resources segment and continues to develop its water resource segment of the business. See Consolidated Financial Statements. Also, see
Item 7, "Management's Discussion and Analysis."

(c)  Narrative Description of Business
     _________________________________

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

     CADIZ GROUNDWATER STORAGE AND DRY-YEAR SUPPLY PROGRAM. The Company's 27,400 acres in the Cadiz and Fenner Valleys of eastern California (the "Cadiz/Fenner Property") are underlain by a substantial high-quality groundwater basin. Precipitation falls within a catchment area of nearly 1,300 square miles, providing annual recharge to the basin. See Item 2, "Properties - The Cadiz/Fenner Property."

     In July 1998, the Company and Metropolitan entered into Principles and Terms for Agreement ("Principles") for the Cadiz Program, one of the largest public/private partnerships in California's water history. The Principles provide that Metropolitan will, during wet years or periods of excess supply, store surplus water from its Colorado River Aqueduct in the groundwater basin underlying the Company's property. During dry-years or times of reduced allocations from the Colorado River, the stored water will be withdrawn and returned via conveyance facilities to the aqueduct to meet Metropolitan's water supply needs. In addition, indigenous groundwater would also be transferred utilizing the same facilities. The Cadiz Program will have the capacity to convey, either for storage or transfer, up to 150,000 acre-feet in any given year during its 50-year term.

     Subsequently, Metropolitan, following extensive negotiations with the Company to further refine and finalize these basic principles and terms, submitted definitive economic terms and responsibilities ("Definitive Terms") to its Board of Directors in March 2001 for anticipated consideration at a forthcoming Board meeting. Until such consideration and action by both the Company's and Metropolitan's Boards, the proposed Definitive Terms will remain proposed and subject to change. In addition, execution of a final agreement will be contingent upon and subject to completion of the ongoing environmental review process for the Cadiz Program.

     Pursuant to the proposed Definitive Terms, during storage operations, Metropolitan will pay a $50 fee per acre-foot for put of Colorado River water into storage, and a $40 fee per acre-foot for return of Colorado River water from storage, or a total of $90 per acre-foot to cycle water into and out of the basin. On the transfer of indigenous water, Metropolitan will pay a base rate of $230 per acre-foot, which will be adjusted according to a fair market value adjustment procedure. Metropolitan has committed to minimum levels of utilization of the Cadiz Program for both storage of Colorado River Aqueduct water (900,000 acre-feet) and transfer of indigenous groundwater (up to 1,500,000 acre-feet). In addition, the Definitive Terms now provide Cadiz the option to sell a portion of the indigenous groundwater (30,000 acre-feet per year for 25 years or a total of 750,000 acre-feet) to outside third parties within Metropolitan's service area at fair market value.

     The Cadiz Program facilities, including spreading basins, extraction wells, conveyance pipeline and a pumping plant, are estimated to cost between $125 and $150 million, and both parties will jointly share these costs. A pilot spreading basin project was constructed to model and to analyze the storage and extraction of water. All operational costs of the Cadiz Program, including annual operations, maintenance and energy costs, will be an obligation of Metropolitan. However, the Company will assume pro rata operational costs associated with the sale of indigenous groundwater to third parties.

     The Principles and Definitive Terms call for the establishment of a comprehensive groundwater monitoring and management plan to ensure long-term protection of the groundwater basin. The final agreement may reflect adjustments to the Definitive Terms in order to reflect information identified during the ongoing environmental review process and will be subject to approval by the respective Boards of both parties.

     Before construction and operation of the Cadiz Program can commence, the environmental review process must be completed including the certification and approval of a Final EIR/EIS by the appropriate regulatory agencies, Metropolitan for state law purposes and the United States Bureau of Land Management ("BLM") for federal law purposes. The process for obtaining these approvals is often difficult and time consuming as the process involves significant public review and comment and often draws opposition from third parties.

     During 2000, the Company and Metropolitan completed several significant milestones in the environmental review process, publishing a DEIR/EIS in November 1999 for public review and comment. The public comment period closed in March 2000. All of the comments received will be considered and addressed by Metropolitan and BLM as part of the environmental review process. The DEIR/EIS incorporated a wide array of technical, environmental and engineering analyses and studies completed during 1999 including the operation of a pilot spreading basin project that serves as a prototype for the full-scale program, and optimization studies for the design of the capital facilities.

     In October 2000, Metropolitan and BLM published a Supplement to the previously released DEIR/EIS for public review and comment. The Supplement included a comprehensive Groundwater Monitoring and Management Plan ("Management Plan") that is designed to ensure the safe operation of the aquifer system underlying the Company's agricultural property and to protect surrounding environmental resources - during and after the life of Cadiz Program operations. Prepared collaboratively by Metropolitan, the BLM, the U.
S. Geological Survey, the National Park Service, the County of San Bernardino and Cadiz Inc., the Management Plan addresses key water resource and related air quality concerns that were raised during circulation of the DEIR/EIS for the Cadiz Program. The public comment period closed on January 8, 2001.

     The Final EIR/EIS, which includes technical information contained within the DEIR/EIS and the Supplement and responses to comments received from the public, is currently being prepared by Metropolitan and the BLM, in collaboration with the U.S. Geological Survey and the National Park Service. The Cadiz Program is anticipated to be operational within 18 months of obtaining certification and approval of the Final EIR/EIS.

     OTHER EASTERN MOJAVE PROPERTIES. The Company's water development activities at its 6,000 acre Piute property are located in eastern San Bernardino County approximately 15 miles from the resort community of Laughlin, Nevada and about 12 miles from the Colorado River town of Needles, California. Hydrological studies and testing of a full-scale production well have demonstrated that this landholding is underlain by recharging groundwater of excellent quality and additional investigations are ongoing regarding the development of the property for a variety of uses.

     Additionally, the Company currently owns or controls additional acreage located throughout other areas of the eastern Mojave Desert, such as Danby Lake. This area is located approximately 30 miles southeast of the Company's Cadiz/Fenner Valley property and 10 miles north of the Colorado River Aqueduct. The Company's initial hydrological studies confirm that this property has excellent storage and supply capabilities.

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

AGRICULTURAL OPERATIONS

     The Company is one of California's largest vertically integrated agricultural companies combining an extensive research and development program, year-round sourcing, farming and packing activities and strong marketing capabilities. For the twelve months ended December 31, 2000, Sun World recorded revenues of $107.7 million.

     PRODUCT LINE. Sun World ships approximately 75 different varieties of fresh fruits and vegetables to all 50 states and to more than 30 foreign countries. Sun World is a leading grower and marketer of table grapes, seedless watermelons, colored sweet peppers, citrus (oranges and lemons) and stonefruit (plums, peaches, nectarines and apricots). It is also one of California's largest independent marketers of grapefruit, tangerines, mandarins, navel oranges, lemons and dates.

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

     FARMING OPERATIONS. Sun World's farming operations produced approximately 8 million units of fruits and vegetables during the year ended December 31, 2000 from its approximately 14,500 planted acres. Its principal agricultural lands are located in the San Joaquin and Coachella Valleys of California. See Item 2, "Properties."

     Sun World properties are primarily dedicated to producing permanent commercial crops and, to a lesser extent, annual (or row) crops.
Additionally, over 1,500 acres are currently utilized for developing crops (e.g., new vines and trees that have not yet reached a commercial maturity). The Company has implemented a crop development plan, which has redeployed marginally productive acreage to produce more varieties of crops, that possess superior proprietary characteristics and/or are available for delivery at peak pricing windows throughout the year.

     PACKING AND MARKETING OPERATIONS. In addition to merchandising its own products, Sun World provides marketing and packing services to third party growers. For third party growers, Sun World provides three key benefits: (i) Sun World's brand name, proprietary products and reputation with wholesalers;
(ii) a full complement of handling services that include harvest, cooling, packing and shipping; and (iii) an internal sales and marketing force servicing over 550 customers throughout the world.

     Sun World's packing facilities handled approximately 9 million units of produce during the year ended December 31, 2000. These facilities provide harvesting, packing, cooling and shipping services for Sun World production, as well as for other commercial clients. Currently, Sun World owns three facilities, two of which are located in the Coachella Valley and one of which is located in the San Joaquin Valley. See Item 2, "Properties."

     Sun World's vertically integrated operations enable it to offer the market a continuous stream of new specialty products, which receive a market premium. As a large grower, Sun World is able to manage the quality of its own product line, and as a significant packer/marketer, Sun World works with other growers to ensure product quality through packing and distribution. During fiscal 2000, the Company sold approximately 12 million units with wholesale value of approximately $110 million. This amount includes sales proceeds received for units sold on behalf of third party growers for which only the sales commission and packing revenues received by Sun World are included in Sun World's reported revenues.

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

     Sun World's customer base consists of more than 550 accounts including supermarket retailers, food service entities, warehouse clubs, and international trading companies located in approximately 30 countries. Domestic customers include national retailers such as Safeway Stores and Albertson's; club stores, including Costco and Sam's; and food service distributors, including Sysco and Alliant. During 2000, approximately 10% of Sun World's products were marketed outside of the United States in Canada, Europe, Australia, Japan, Hong Kong, Singapore, Malaysia, Taiwan, Middle East and South Africa. Only one national retailer, Safeway Stores, (representing approximately 12%) accounted for more than 10% of Sun World's revenues in 2000. As is consistent with industry practice, Sun World does not maintain written agreements with this or its other significant customers.

     PROPRIETARY PRODUCT DEVELOPMENT. Sun World has a long history of product innovation, and its research and development center maintains a fruit breeding program that has introduced dozens of proprietary fruit varieties in the last six years. Recent product successes include the Midnight Beauty(R) seedless black table grape, the Black Diamond(R) plum, the Amber Crest(R) peach and the Honeycot(R) apricot. During 2000, Sun World filed for twelve new plant patents in the United States, including six new varieties of table grapes, three new varieties of plums and three new varieties of peaches. Management believes that these products and several other promising grape and stonefruit varieties will be planted commercially in the near future, both domestically and internationally.

     Sun World utilizes approximately 235 acres for its research and development center and crop experimentation. The research and development center facility houses tissue culture rooms, growth rooms, four greenhouses, and over 200 acres of experimental growing crops. The amounts expended by Sun World on its research and development activities totaled $1,636,000 for the year ended December 31, 2000, $1,450,000 for the year ended December 31, 1999 and $1,249,000 for the year ended December 31, 1998.

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

     Enhancing the value of the proprietary product portfolio through licensing is an integral part of Sun World's growth strategy. Sun World continues to seek key licensing opportunities with key strategic partners to introduce, trial and produce Sun World's proprietary products in major production areas that do not have appropriate plant protection rights to compete with Sun World's own domestic production. These licensing agreements will provide Sun World with a long-term annual revenue stream based upon a royalty fee for each box of proprietary fruit sold over the lives of the licensed trees or vines approximating 25 to 40 years. Currently, Sun World has licensing agreements in place in Australia, Egypt, Israel, Italy, Morocco, South Africa, Spain and the United States and expects additional licensing agreements to be signed in 2001. An example of Sun World's licensing success is the definitive agreement entered into with the South African fruit industry granting long-term license agreements to South African fruit companies seeking to produce and export Sun World's proprietary Sugraone grape variety (more commonly known as Sun World's private Superior Seedless(R) grapes). These agreements also provided Sun World compensation for past Sugraone grapevine plantings and fruit sales and grant Sun World exclusive North American marketing rights for these Sugraone grapes. The Company believes these licensing agreements have established a precedent that will change the way new and improved varieties of produce will be brought to market in the future.

     The combination of the Company's innovative proprietary products and expertise in desert farming and water resources management led to Sun World's appointment by Kingdom Agricultural Development Company (KADCO), a company currently 100% controlled by His Royal Highness Prince Alwaleed Bin Talal Bin Abdulaziz Alsaud, to develop and manage up to 100,000 acres of agricultural land in southern Egypt, called the Tushka Project. The Tushka Project is the cornerstone in the Egyptian government's multi-billion dollar South Valley Project, an immense infrastructure plan designed to irrigate more than 500,000 acres of desert land to foster urban and agricultural development. The South Valley Project involves the construction of one of the world's largest pumping stations and a 43-mile (70 km) canal that diverts water from Egypt's Lake Nasser, the reservoir formed on the Nile River by the Aswan High Dam, to four separate parcels of land - the first being the Tushka site. Construction is well underway, with the main canal, pumping station and branch canals slated to be complete and operational in 2002. The initial commercial plantings of permanent crops for the Tushka Project will follow in early 2003. Concurrent to the development of necessary infrastructure, a research site and nursery, including 300 acres of test plots irrigated with local groundwater, have been established. In addition to Sun World's role in Tushka, Cadiz and KADCO also agreed to form an entity to pursue the development and management of water resources in the region.

     As compensation for project development and management of the Tushka Project, Sun World will earn annually an equity interest in KADCO and has been granted an option to purchase additional shares. The combined equity interest will equate to approximately 10% ownership of KADCO. In addition, Sun World will receive annual marketing and licensing fees equal to the greater of 1.5% of gross revenues or 5% of EBITDA from the project. No capital investment is required by Sun World, and KADCO will reimburse Sun World for all expenses incurred. The management agreement, signed in October 1999, has a four-year term with an option to extend for multiple further terms.

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

EMPLOYEES

     As of December 31, 2000, the Company employed a total of 1,175 full-time employees. Sun World, throughout the year, engages various part-time and seasonal employees, with a seasonal high of approximately 2,000 part-time employees. Additionally, the Company contracts with outside labor contractors for personnel used in the farming operations with a seasonal high of approximately 6,000 people. Approximately 230 of the Company's employees are represented by a labor union pursuant to contracts renewed in 1999 that expire in 2002. Generally, the Company believes that its employee relations are good.

REGULATION

     Certain areas of the Company's operations are subject to varying degrees of federal, state and local law and regulations. The Company's agricultural operations are subject to a broad range of evolving environmental laws and regulations. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Insecticide, Fungicide and Rodenticide Act and the Comprehensive Environmental Response, Compensation and Liability Act. Compliance with these foreign and domestic laws and related regulations is an ongoing process, which is not currently expected to have a material effect on the Company's capital expenditures, earnings or competitive position. Environmental concerns are, however, inherent in most major agricultural operations, including those conducted by the Company, and there can be no assurance that the cost of compliance with environmental laws and regulations in the future will not be material. However, neither the Company nor Sun World expects to incur any material capital expenditures for environmental control facilities during 2001.

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

     As the Company proceeds with the development of its properties, including the Cadiz Program, the Company will be required to satisfy various regulatory authorities that it is in compliance with the laws, regulations and policies enforced by such authorities. Groundwater development, and the export of surplus groundwater for sale to single entities such as public water agencies, is not subject to regulation by existing statutes other than general environmental statutes applicable to all development projects. Additionally, the Company must obtain a variety of approvals and permits from state and federal governments with respect to issues that may include environmental issues, issues related to special status species, issues related to the public trust, and others. Because of the discretionary nature of these approvals and concerns which may be raised by various governmental officials, public interest groups and other interested parties during both the approval and development process, the Company's ability to develop properties and realize income from its projects, including the Cadiz Program, could be delayed, reduced or eliminated.


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

THE CADIZ/FENNER PROPERTY

     In 1984, the Company conducted an investigation of the feasibility of the agricultural development of land located in the Mojave Desert near Cadiz, California, and confirmed the availability of prime quality water in commercial quantities appropriate for agricultural development. Since 1985, the Company has acquired over 27,000 acres in the Cadiz and Fenner Valleys of eastern San Bernardino County approximately 30 miles north of the Colorado River Aqueduct. In March 2001, the Company obtained the exclusive option to receive up to 7,000 acres of land primarily located adjacent to the Company's existing properties in the Cadiz and Fenner Valleys in connection with the Company's settlement of certain litigation. See Item 3 "Legal Proceedings."

     Additional numerous independent geotechnical and engineering studies conducted since 1985 have confirmed that the Cadiz/Fenner property overlies a natural groundwater basin which is ideally suited for underground water storage and dry-year transfers as contemplated in the Cadiz Program. See Item 1, "Business - Narrative Description of Business - Water Resource
Development."

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

THE SUN WORLD PROPERTIES

     FARM PROPERTIES. Sun World owns approximately 19,000 acres and leases approximately 3,000 acres of improved land in central and southern California. The majority of this land is used for the cultivation of permanent and annual crops and support activities, including packing facilities.

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

OTHER EASTERN MOJAVE PROPERTIES

     In addition to the Cadiz properties, the Company owns approximately 10,300 additional acres in the eastern Mojave Desert, including the Piute and Danby Lake properties.

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

     The Piute acreage adjoins Highway 95, approximately 60 miles south of Las Vegas. The Santa Fe Railroad passes through the land and Interstate 40 is approximately 12 miles to the south. All of the acreage is held in fee directly by the Company.

DEBT SECURED BY PROPERTIES

     Of the Company's outstanding debt at December 31, 2000, $118.4 million represents loans secured by substantially all of Sun World's properties and $25.3 million represents loans secured by the majority of the Company's non-Sun World properties. Information regarding interest rates and principal maturities is provided in Note 9 to the consolidated financial statements.

ITEM 3.  LEGAL PROCEEDINGS

     On March 13, 2001, the Company and Waste Management, Inc., Waste Management Holdings, Inc., a successor-by-merger to Waste Management of North America, Inc., and Rail-Cycle L.P. (collectively referred to herein as "Waste Management") executed a settlement agreement ("Settlement Agreement") intended to fully and finally compromise and settle the claims asserted by the Company against Waste Management in the action styled CADIZ LAND COMPANY, INC. vs. COUNTY OF SAN BERNARDINO, ET AL., CASE NO. BCV 02341 (San Bernardino Superior Court) (the "CEQA Action") and the civil action filed in Los Angeles County Superior Court entitled CADIZ INC. V. WASTE MANAGEMENT, INC., ET AL., Case No. 050743 ("the State Court Action").

     The CEQA Action challenged the various decisions by the County relative to the proposed construction and operation of a landfill (the "Rail-Cycle Project") near property owned by the Company in Cadiz, California. The action sought to set aside such decisions and to obtain compensatory damages arising therefrom. Named in this action, in addition to the County, were the County's Board of Supervisors, three individual members of the Board of Supervisors, a County employee and Rail-Cycle, L.P., whose general partner is controlled by Waste Management, Inc. ("WMI"). On or about September 30, 1998, the Court granted defendants' motions for summary judgement, finding that the Company's procedural due process claim is not ripe due to the fact that, as the Rail-Cycle Project cannot proceed without voter approval of a business license tax, there is no actual concrete injury to the Company at this point in time. The Company appealed this decision.

     In August 2000, the California Court of Appeal (4th District) granted in part the Company's appeal, finding that the Environmental Impact Report ("EIR") prepared on behalf of Waste Management in support of the Rail-Cycle Project was invalid. Specifically, the Court ruled the EIR inadequate under the California Environmental Quality Act because, inter alia, it failed to address or acknowledge groundwater resources underlying the Company's agricultural property. The Court's decision revoked all environmental and land-use approvals, and thus, effectively terminated the Rail-Cycle Project, as proposed.

     The State Court Action asserted the Company's civil claims against Waste Management arising out of alleged criminal and fraudulent conduct engaged in by Waste Management in connection with the Rail-Cycle Project. The Company sought to recover both compensatory and punitive damages.

     Pursuant to the terms of the Settlement Agreement, on March 13, 2001, Waste Management paid to the Company the sum of six million dollars ($6,000,000). In addition, Waste Management granted to Cadiz an exclusive option to acquire up to approximately 7,000 acres of real property at no cost to the Company in eastern San Bernardino County, California (the "Option"). Cadiz may exercise this Option, if it chooses to do so following its due diligence of the property, at any time through and until April 30, 2001.

     In consideration of the above, Cadiz dismissed with prejudice all claims asserted against Waste Management in the CEQA Action and State Court Action.

     Prior to the acquisition of Sun World, the Internal Revenue Service (IRS) had filed claims against Sun World and certain of its subsidiaries (collectively "the Sun World Claimants") for taxes refunded for workers that the IRS claims were employees. The Sun World Claimants contend that the workers are excluded from the definition of employment under the Internal Revenue Code. On January 21, 1998, the District Court ruled in favor of one of the Sun World Claimants. The IRS appealed this decision. In October 2000, the Company entered into a full settlement of the claim with the IRS, which did not have a material adverse impact on the Company's financial position.

     The Company is involved in other legal and administrative proceedings and claims. In the opinion of management, the ultimate outcome of each proceeding or all such proceedings combined will not have a material adverse impact on the financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The results of the Company's Annual Meeting of Stockholders held May 15, 2000 were reported in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

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

                                      High         Low
     Quarter Ended              Sales Price  Sales Price
     -------------               -----------  -----------
     1998:
       March 31                    $ 11.938   $     7.875
       June 30                     $ 14.188   $    10.625
       September 30                $ 13.438   $     7.750
       December 31                 $  9.500   $     5.875

     1999:
       March 31                    $  9.125   $     7.000
       June 30                     $ 11.625   $     7.250
       September 30                $ 11.125   $     8.688
       December 31                 $  9.750   $     7.875

     2000:
       March 31                    $ 12.500   $     7.313
       June 30                     $  8.875   $     5.563
       September 30                $ 10.125   $     7.750
       December 31                 $ 10.750   $     6.938


     On March 23, 2001, the high, low and last sales prices for the shares, as reported by Nasdaq, were $8.906, $8.563 and $8.625, respectively.

     Options in the Company's stock trade under the symbol "QAZ."

     The Company also has an authorized class of 100,000 shares of preferred stock ("Preferred Stock"). To date, the Board of Directors has designated four series of Preferred Stock for issuance, including (i) up to 60,000 shares of Series A Preferred, of which 27,631 shares have been issued and no shares remain outstanding; (ii) up to 1,000 shares of Series B Preferred, of which 1,000 shares have been issued and no shares remain outstanding; (iii) up to 365 shares of Series C Preferred, of which 340 shares have been issued and no shares remain outstanding; and (iv) up to 5,000 shares of Series D Preferred stock of which 5,000 shares have been issued and are outstanding. The Board of Directors has no present plans or arrangements for the issuance of additional shares of Preferred Stock.

     On May 10, 1999 the Company adopted a Stockholders' Rights Plan. In connection with the Rights Plan, and as further described in the Rights Plan, the Company declared a dividend of one preferred share purchase right for each outstanding share of the Company's common stock outstanding at the close of business on June 1, 1999.

     The estimated number of beneficial owners of the Company's Common Stock is approximately 2,636, and the number of stockholders of record on March 23, 2001 was 185.

     To date, the Company has not paid a cash dividend on Common Stock. The Company's ability to pay such dividends is subject to certain covenants pursuant to agreements with the Company's lenders.

     During the quarter ended December 31, 2000, the Company issued warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $6.74 per share. These warrants were issued to the Company's primary lender as consideration for an extension of the maturity date of the Company's term obligations to such lender. Additionally, the Company issued 50,000 shares of common stock and warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $8.94 per share in connection with the Company's issuance of $5 million of Series D Preferred Stock and Sun World obtaining a $5 million unsecured term loan. The issuance of the warrants and common stock, the Series D Preferred Stock, and the unsecured term loan were not registered under the Securities Act of 1933, as amended (the "Securities Act"). The Company believes that the transactions described are exempt from the registration requirements of the Securities Act by virtue of Section 4(2), thereof as transactions not involving any public offerings. All other securities sold by the Company during the year ended December 31, 2000, which were not registered under the Securities Act have previously been reported in the Company's Quarterly Reports on Form 10-Q. The warrants and shares issued in connection with the above transactions were registered for resale in January 2001 through the Company's filing of a Registration Statement on Form S-3.

ITEM 6.  Selected Financial Data

    The following selected financial data insofar as it relates to the years ended December 31, 2000, 1999, 1998 and 1997, and to the nine months ended December 31, 1996 has been derived from financial statements audited by PricewaterhouseCoopers LLP, independent accountants. The information that follows should be read in conjunction with the audited consolidated financial statements and notes thereto for each of the three years in the period ended December 31, 2000 included elsewhere herein. See also Item 7, "Management's Discussion and Analysis".

($ in thousands, except for per share data)

                                                             Nine Months
                                                                Ended
                                Year Ended December 31,      December 31,
                          2000      1999      1998     1997    1996(1)
                          ----      ----      ----    ----      ----

Statement of
  Operations Data:

  Total revenues      $ 107,745  $115,229  $106,544 $100,157  $  23,780

 Net loss              (22,458)   (8,594)   (7,470)  (8,538)    (5,997)

 Less:
  Preferred stock
  dividends                   -         -         -  (1,213)      (674)
  Imputed dividend on
  preferred stock             -         -         -        -    (2,451)
                      ---------  --------- -------- --------    --------
 Net loss applicable to
 common stock         $(22,458)  $(8,594)  $(7,470) $(9,751)  $ (9,122)
                      =========  ========= ======== ========     =========
Per share:

 Net loss             $   (.64) $    (.25) $   (.23) $   (.33)  $  (.44)
                      =========  =========   ======== ======== =======
Weighted-average
 Common shares
 outstanding             35,344    34,678    33,173   29,485    20,500
                      =========    ======= ========    ========  ======

                                     December 31,
                  --------------------------------------------------

                         2000      1999      1998     1997        1996
                      ------------ ----    ----
Balance Sheet Data:

 Total assets       $  205,094  $ 214,102  $  214,359  $203,049  $230,790
 Long-term debt     $  145,610  $ 142,089  $  142,317  $131,689  $149,111
 Redeemable
   preferred stock  $    3,950  $       -  $        -  $      -  $ 27,431
 Preferred stock,
   common stock
  and additional
   paid-in capital  $  143,063  $ 136,552  $  127,998  $121,199  $ 88,808
 Accumulated deficit        $  (109,340)  $ (86,882)  $(78,288) $(70,818)  $
 (61,067)
 Stockholders'
   equity           $   33,723  $  49,670  $   49,710  $ 50,381  $ 27,741

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


ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The consolidated financial statements set forth herein for each of the three years in the period ended December 31, 2000, reflect the results of operations of the Company and its wholly-owned subsidiaries including Sun World.

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

     The Company's net income or loss in future fiscal periods will be largely reflective of (a) the operations of the Company's water development activities including the Cadiz Groundwater Storage and Dry-Year Supply Program (the "Cadiz Program") and (b) the operations of Sun World. Sun World conducts its operations through four operating divisions: farming, packing, marketing and proprietary product development. Net income from farming operations varies from year to year primarily due to yield and pricing fluctuations which can be significantly influenced by weather conditions, and are, therefore, generally subject to greater annual variation than Sun World's other divisions.
However, the geographic distribution of Sun World's farming operations within California and the diversity of its crop mix makes it unlikely that adverse weather conditions would affect all of Sun World's properties or all of its crops in any single year. Nevertheless, net profit from Sun World's packing, marketing and proprietary product development operations tends to be more consistent from year to year than net profit from Sun World's farming operations. Packing and marketing revenues from third party growers currently represent less than ten percent (10%) of total Company revenues. Sun World has entered into agreements internationally to license selected proprietary fruit varieties and continues to pursue additional domestic and international licensing opportunities. License revenues also currently represent less than ten percent (10%) of total Company revenues.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------

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

     The table below sets forth, for the periods indicated, the results of operations for the Company's four main divisions (before elimination of any interdivisional charges), as well as the categories of costs and expenses incurred by the Company which are not included within the divisional results (in thousands):
                                                  Year Ended
                                                 December 31,
                                                2000       1999
                                                 ----     ----
     Divisional net income
       Farming                                 $2,791    $14,542
       Packing                                  7,193      7,656
       Marketing                                3,868      4,573
       Proprietary product development          4,331      3,187
                                                ------    ------

                                               18,183     29,958

     General and administrative                10,939     10,913
     Special litigation                           424        937
     Removal of underperforming crops           1,549          -
     Depreciation and amortization              8,381      8,891
     Interest expense, net                     19,188     17,811
     Income tax expense                           160          -
                                                ------    ------

     Net loss                                $(22,458)  $(8,594)
                                             =========   ========

     FARMING OPERATIONS. Net income from farming operations totaled $2.8 million for 2000 compared to $14.5 million in 1999. Farming revenues were $86.4 million and farming expenses were $83.6 million for 2000. For 1999, the Company had farming revenues of $94.9 million and farming expenses of $80.4 million. The decrease in farming results in 2000 compared to 1999 were primarily due to decreased prices on table grapes, wine grapes, stonefruit and citrus due to an over supply of products in the industry. Average F.O.B. prices for 2000 were down 13%. The increase in farming expenses is primarily due to costs to grow and harvest citrus in the San Joaquin Valley in 2000 that were not incurred in 1999 due to the December 1998 freeze. The Company's proprietary table grape and stonefruit products have allowed Sun World to continue to command a price premium to the overall market which helped offset some of the losses incurred from the Company's commodity products.

     PACKING OPERATIONS. Sun World's packing and handling facilities contributed $7.2 million in profit during 2000 compared to $7.7 million in 1999. The Company packed 3.6 million units and moved an additional 5.0 million units through the cold storage facilities for a total of 8.6 million units processed through the packing operations in 2000 compared to the same total of 8.6 million units in 1999. Packing results were negatively impacted by a significant increase in corrugated box costs and temporary use of third party storage facilities during July 2000 due to capacity constraints. Units packed and handled during 2000 primarily consisted of Company-grown table grapes, stonefruit, citrus, peppers and seedless watermelons as well as table grapes, citrus and stonefruit products packed for third party growers. Packing and handling revenue for these operations of $21.9 million was offset by $14.7 million of expenses for 2000. Revenues totaled $20.5 million offset by expenses of $12.8 million for 1999.

     MARKETING OPERATIONS. Sun World's marketing operations include selling, merchandising and promoting Sun World-grown products, as well as providing these services for third party growers. During 2000, a total of 11.5 million units were sold consisting primarily of Company-grown table grapes, stonefruit, citrus, peppers and watermelons as well as table grapes, watermelons, citrus and stonefruit from domestic third party growers. These unit sales resulted in marketing revenue of $8.6 million. Marketing expenses totaled $4.7 million for 2000 resulting in net income from marketing operations of $3.9 million. During 1999, 11.1 million units were sold resulting in revenues of $9.4 million offset by expenses of $4.8 million for net income of $4.6 million. The increase in units sold is primarily due to increased units of Company-grown plums and stonefruit marketed for third parties. Average commissions for 2000 were down 12% from average commissions in 1999 due to the lower F.O.B. prices noted above.

     PROPRIETARY PRODUCT DEVELOPMENT.   Sun World has a long history of
product innovation, and its research and development center maintains a fruit breeding program that has introduced dozens of proprietary fruit varieties including twelve new varieties for which plant patents have been applied for in 2000. During 2000, net income from proprietary product development totaled $4.3 million consisting of revenues of $6.0 million offset by expenses of $1.7 million. For 1999, net income from proprietary product development was $3.2 million consisting of revenues of $4.6 million offset by expenses of $1.4 million. The increase in revenues resulted from international royalties primarily related to the Company's licensing agreements for Sugraone table grapes and consulting income from KADCO.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $10.9 million for both 2000 and 1999.

     SPECIAL LITIGATION. The Company was engaged in lawsuits seeking monetary damages in connection with the prevention of a landfill, which was proposed to be located adjacent to its Cadiz/Fenner Valley properties. In March 2001, the Company entered into a settlement agreement with Waste Management related to these lawsuits. See "Item 3 - Legal Proceedings." During the year ended December 31, 2000, expenses including litigation costs and professional fees and expenses totaled $0.4 million as compared to $0.9 million during the year ended December 31, 1999.

     REMOVAL OF UNDERPERFORMING CROPS. In December 2000, the Company accrued costs to remove certain underperforming crops, primarily 600 acres of wine grapes and stonefruit. The Company intends to redevelop this acreage with new proprietary crops. The Company recorded a one-time charge of $1.5 million in connection with these removals.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the year ended December 31, 2000 totaled $8.4 million compared to $8.9 million for the year ended December 31, 1999. The decrease is primarily attributable to certain assets being sold or removed and other assets becoming fully depreciated.

     INTEREST EXPENSE. Net interest expense totaled $19.2 million during the year ended December 31, 2000 compared to $17.8 million during the year ended December 31, 1999. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                                   Year Ended
                                                   December 31,
                                                  2000      1999
                                                  ----        ---

     Interest on outstanding debt - Sun World  $ 14,546   $ 14,204
     Interest on outstanding debt - Cadiz         2,319      1,785
     Amortization of financing costs              2,546      2,176
     Interest income                               (223)      (354)
                                                --------   --------
                                               $ 19,188   $ 17,811
                                               ========   ========

     The increase in interest on outstanding debt during 2000 is primarily due to (a) increased borrowings on the Sun World Revolver to meet seasonal working capital needs and (b) amortization of warrants issued for the extension of the Cadiz Revolver and the Cadiz term loan facility. Financing costs, which include legal fees, loan fees and warrants, are amortized over the life of the debt agreement.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998
-------------------------------------------------------------------------

     The table below sets forth, for the periods indicated, the results of operations for the Company's four main divisions (before elimination of any interdivisional charges), as well as the categories of costs and expenses incurred by the Company which are not included within the divisional results (in thousands):

                                                  Year Ended
                                                 December 31,
                                                 1999      1998
                                                 ----      ----

     Divisional net income
       Farming                                 $ 14,542  $  7,547
       Packing                                    7,656     7,320
       Marketing                                 4 ,573     3,245
       Proprietary product development            3,187    12,441
                                                --------  -------

                                                 29,958    30,553

     General and administrative                  10,913    10,487
     Special litigation                             937     1,308
     Depreciation and amortization                8,891     8,688
     Interest expense, net                       17,811    17,540
                                                --------  -------

     Net loss                                  $ (8,594) $ (7,470)
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

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for 1999 totaled $10.9 million compared to $10.5 million in 1998. The increase primarily resulted from additional administrative costs incurred due to activity associated with the implementation of the Cadiz Program.

     SPECIAL LITIGATION. The Company was engaged in lawsuits seeking monetary damages in connection with the prevention of a landfill, which was proposed to be located adjacent to its Cadiz/Fenner Valley properties. See "Item 3 - Legal Proceedings." During the year ended December 31, 1999, expenses including litigation costs and professional fees and expenses totaled $0.9 million as compared to $1.3 million during the year ended December 31, 1998.

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

     INTEREST EXPENSE. Net interest expense totaled $17.8 million during the year ended December 31, 1999 compared to $17.5 million during the year ended December 31, 1998. The following table summarizes the components of net interest expense for the two periods (in thousands):
                                                      Year Ended
                                                     December 31,
                                                     1999       1998
                                                     ----       ----

       Interest on outstanding debt - Sun World   $ 14,204    $ 14,394
       Interest on outstanding debt - Cadiz          1,785       1,511
       Amortization of financing costs               2,176       1,914
       Interest income                               (354)       (279)
                                                   -------    --------
                                                  $ 17,811    $ 17,540
                                                  =======     ========

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

LIQUIDITY AND CAPITAL RESOURCES

General Discussion of Liquidity and Capital Resources
-----------------------------------------------------

     Based on the cash on hand at December 31, 2000, cash received from the Rail-Cycle litigation settlement, and the revolving credit facility in place for Sun World, the Company believes it will be able to meet its working capital needs over the next year without looking to additional outside funding sources, although no assurances can be made. See "Current Financing Arrangements" below. In addition, the Company anticipates payments to be received under the Cadiz Program, as further discussed below.

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

     As of December 31, 2000, Cadiz was obligated for approximately $10.3 million under a senior term loan facility and $15 million under a $15 million revolving credit facility (the "Cadiz Revolver") with the same lender. In December 2000, the Company completed an extension of both facilities to a maturity date of January 31, 2002. In connection with the extensions, the Company repriced certain previously issued warrants to purchase common stock of the Company. The cash interest rate remained at LIBOR plus 2%, payable quarterly. The Company has the option to pay interest on the Cadiz Revolver in stock at LIBOR plus 6%. Currently, the lender holds a senior deed of trust on substantially all of Cadiz' non-Sun World related property under the term loan facility and a second lien on substantially all of the non-Sun World assets of the Company under the Cadiz Revolver. The Company and the lender have historically structured their financing arrangement with a view toward effective implementation of the Cadiz Program. While the Company currently anticipates repayment of these facilities with monies to be received under the Cadiz Program, the Company may, if it deems necessary, replace or renegotiate the terms of these facilities to accommodate other developments such as delays in the timetable for regulatory approvals of the Cadiz Program. Additionally, Cadiz has an intercompany loan agreement with Sun World for working capital needs. At December 31, 2000, no amount was outstanding under this facility.

     In December 2000, the Company issued $5 million of Series D Convertible Preferred Stock ("Preferred Stock"). The stock is convertible into 625,000 shares of the Company's common stock any time prior to July 2004 at the election of the holder. The Company also has the right to convert the preferred stock, but only when the closing price of the Company's common stock has exceeded $12 per share for 30 consecutive trading days. The Preferred Stock will be redeemed in July 2004 if still outstanding.

     As the Company continues to actively pursue its business strategy, additional financing specifically in connection with the Company's water programs will be required. Responsibility for funding the design, construction and program implementation costs of the capital facilities for the Cadiz Groundwater Storage and Dry YearDry-Year Supply Program will, under currently developed principles and terms, be shared equally by the Company and the Metropolitan Water District of Southern California ("Metropolitan"). The Company is analyzing various alternatives for funding its share of the estimated $125 million to $150 million cost of the program capital facilities. These funding alternatives include (a) long-term financing arrangements and
(b) utilization of monies to be received from Metropolitan for its initial payment for 600,000 acre-feet of groundwater storage. Based upon the results of analyses performed by investment banking firms retained by the Company, management believes that several alternative long-term financing arrangements are available to the Company.

SUN WORLD OBLIGATIONS

     Sun World has outstanding $115 million of First Mortgage Notes (the "Sun World Notes") which will mature on April 15, 2004 and are publicly traded and registered under the Securities Act of 1933. The Sun World Notes are redeemable at the option of Sun World, in whole or in part, at any time on or after April 15, 2001. Interest accrues at the rate of 11-1/4% per annum and is payable semi-annually on April 15th and October 15th of each year. The Sun World Notes are secured by a first lien (subject to certain permitted liens) on substantially all of the assets of Sun World and its subsidiaries, other than growing crops, crop inventories and accounts receivable and proceeds thereof, which secure the Sun World Revolver, and certain real property pledged to third parties. The Sun World Notes are also secured by the guarantee of Cadiz and the pledge by Cadiz of all of the stock of Sun World.

     In order to meet its working capital needs, Sun World maintains the Sun World Revolver which was extended in February 2001 for the 2001 growing season. As of December 31, 2000, no amount was outstanding under the Sun World Revolver. Additionally, Sun World has an intercompany revolving credit agreement with the Company for seasonal working capital needs, as needed. No amount was outstanding under the intercompany revolver as of December 31, 2000.

     CASH USED FOR OPERATING ACTIVITIES. Cash used for operating activities totaled $7.7 million for the year ended December 31, 2000, as compared to $2.9 million for the year ended December 31, 1999. The increase in cash used for operating activities is primarily due to reduced returns from the farming operations of Sun World offset by decreases in inventory primarily resulting from the removal or sale of 1,300 acres of underperforming crops.

     CASH USED FOR INVESTING ACTIVITIES. Cash used for investing activities totaled $2.7 million for the year ended December 31, 2000, as compared to $12.3 million for the same period in 1999. During 2000, the Company invested $3.8 million in developing crops, $1.6 million in water programs, and $1.3 million for the purchase of property, plant and equipment. These expenditures were offset by $3.0 million in proceeds received primarily from the sale of approximately 700 acres of underperforming crops, and $1.6 million received in connection with the final distribution from ASC/SWB partnership (formerly American SunMelon). In 1999, the Company invested $4.8 million in property, plant and equipment additions, including $2.6 million spent by the Company to exercise its option to purchase certain land in Piute, California, $3.2 million on water programs and $3.5 million on developing crops.

     CASH PROVIDED BY FINANCING ACTIVITIES. Cash provided by financing activities totaled $10.6 million for the year ended December 31, 2000, consisting primarily of $1.0 million generated from the exercise of stock options, $5.0 million from the issuance of preferred stock, and $5.2 million from the issuance of long-term debt offset by $0.7 million of repayments on long-term debt. Cash provided by financing activities totaled $6.1 million for the year ended December 31, 1999 resulting from $6.8 million from the exercise of stock options offset by $0.7 million of principal payments on long-term debt.

OUTLOOK

     The Company is actively pursuing the development of its water resources. Specifically, in July 1998, the Company and Metropolitan approved the Principles for a 50-year agreement for the Cadiz Program. The Principles provide that Metropolitan will, during wet years or periods of excess supply, store surplus water from its Colorado River Aqueduct in the groundwater basin underlying the Company's property. During dry years or times of reduced allocations from the Colorado River, the previously imported water, together with additional existing groundwater, will be extracted and delivered, via a conveyance pipeline, back to the aqueduct.

     Subsequently, Metropolitan, following extensive negotiations with the Company to further refine and finalize the Principles, submitted definitive economic terms and responsibilities ("Definitive Terms") to its Board of Directors in March 2001 for anticipated consideration at a forthcoming Board Meeting. Until such consideration and action by both the Company's and Metropolitan's Board, the proposed Definitive Terms will remain proposed and subject to change. In addition, execution of a final agreement will be contingent upon and subject to completion of the ongoing environmental review process for the Cadiz Program.

     Key provisions of the proposed Definitive Terms are as follows:

     * Over the 50-year term of the agreement, Metropolitan will store a minimum of 900,000 acre-feet of Colorado River Aqueduct ("CRA") water in the Company's groundwater basin and purchase up to a minimum of 1,500,000 acre-feet of existing groundwater for transfer during dry-years. The Cadiz Program will have the capacity to convey, either for storage or transfer, up to approximately 150,000 acre-feet in any given year.

     * During storage operations, Metropolitan will pay $50 per acre-foot for put of Colorado River water into storage and $40 per acre-foot for return of Colorado River water from storage, or a total of $90 acre-feet to cycle water into and out of the basin. These fees will be adjusted by CPI.

     * As outlined above, Metropolitan's total minimum commitment for storage is 900,000 acre-feet. Metropolitan will pay for the initial 600,000 acre-feet of put and take activity upon final contract execution and completion of the environmental review ($54 million before CPI adjustment). Metropolitan will pay for an additional 300,000 acre-feet of put and take activity at the earlier of actual usage or 30,000 acre-feet annual increments during years 5-14 of Cadiz Program operations ($2,700,000 per year before CPI adjustment).

     * For transfer operations, Metropolitan shall purchase 30,000 acre-feet per year of indigenous groundwater for 25 years at $230 per acre-foot Transfer Fee, subject to a fair market value adjustment as described below. In addition, Cadiz may elect to either sell up to an additional 30,000 acre-feet per year of indigenous groundwater to third parties in Metropolitan's service area at fair market value, or require Metropolitan to purchase that amount of water at a fixed Transfer Fee of $230 per acre-foot. Accordingly, Metropolitan's total potential minimum commitment for the life of the Cadiz Program will be 1,500,000 acre-feet of indigenous groundwater. All transfers of indigenous groundwater, whether to Metropolitan or third parties, will be made in accordance with the terms and conditions of the Management Plan.

     * The Transfer Fee will reflect a "fair market value" adjustment, which shall be determined up to once a year. The Transfer Fee will be adjusted by one-half of any increase or decrease in the fair market value, above or below the base $230 rate. For example, if the fair market value is $350 per acre-foot, then the adjusted Transfer Fee shall be $230 + 50% * ($350-$230) = $290 per acre-foot. Each increase or decrease in the transfer fee paid by Metropolitan may not exceed 15%.

     * Cadiz' right to sell to third parties within Metropolitan's service area includes scheduled access to Metropolitan's system at the wheeling rate charged for "as available capacity," plus power costs and any standard water stewardship fee that is uniformly charged to Metropolitan member agencies or third parties. Depending on availability of system capacity, Metropolitan may elect to exchange other water for delivery to Cadiz customers and "bank" the water Cadiz has sold.

     * If indigenous water supplies are determined to exceed 1,700,000 acre-feet, Metropolitan shall have the first right of refusal to purchase one-half of that excess yield.

     * Cadiz groundwater meets all existing federal and state water quality standards. Metropolitan's CRA water meets all existing federal and state water quality standards. Metropolitan shall be responsible to ensure, at its expense, that CRA water introduced into the Cadiz groundwater basin shall, at a minimum, meet all existing and potential future federal and state water quality standards applicable to the CRA. Cadiz shall be responsible to ensure, at its expense, that indigenous groundwater introduced into the Metropolitan delivery system shall at a minimum, meet all existing and potential future federal and state water quality standards. If both indigenous groundwater and stored Colorado River water exceed any future federal or state water quality standard, then the parties will share compliance with the new standard based pro rata on the contribution to exceeding the standard.

     * The Cadiz Program facilities, including spreading basins, extraction wells, conveyance pipeline and a pumping plant are estimated to cost between $125 and $150 million, and both parties will equally share these costs. Each party will be responsible for financing its portion of the capital costs.

     * Metropolitan will be responsible for operational costs of the Cadiz Program. However, Cadiz will assume pro rata operational costs associated with the sale of indigenous groundwater to third parties.

     * Metropolitan and Cadiz shall share equally the capital costs required for mitigation at outset of the Cadiz Program. Cadiz shall assume remaining mitigation costs, including the ongoing annual cost of operating the Management Plan.

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

     Sun World currently services its indebtedness and meets its seasonal working capital needs utilizing available internal cash, the Sun World Revolver and, if necessary, through an intercompany revolver with Cadiz.
Cadiz currently meets its ordinary working capital needs through a combination of available internal cash, quarterly management fee payments from Sun World, payments from Sun World under an agricultural lease whereby Sun World now operates the Company's 1,600 acres of developed agricultural property at Cadiz, California, the exercise of outstanding stock options, and through an intercompany revolver with Sun World. Except for the foregoing, additional intercompany cash payments between Sun World and Cadiz are subject to certain restrictions under its current lending arrangements. In the event the Company requires additional cash beyond the foregoing to meet its working capital needs, the Company believes that additional debt and/or equity can be issued as needed for this purpose.

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

     RISKS OF WATER DEVELOPMENT PROJECTS.   The Company anticipates that it
will continue to incur operating losses from its non-Sun World operations until such time as it is able to receive significant revenues from the development of its water development projects, including the Cadiz Program.
In addition to the risks associated with receiving all necessary regulatory approvals and permits with respect to the Company's water development projects, the Company may also encounter unforeseen technical difficulties, which could result in construction delays, and cost increases or determination that a project is not feasible. The Company is continuing to negotiate the terms and conditions of water storage and supply programs with various California water agencies (including Metropolitan with respect to preparing the final agreement for the Cadiz Program). However, the outcome of these negotiations cannot be predicted with any degree of certainty. The circumstances under which transfers or storage of water can be made and the profitability of any transfers or storage are subject to significant uncertainties, including hydrologic risks of variable water supplies, risks presented by allocations of water under existing and prospective priorities, and risks of adverse changes to or interpretations of U.S. federal, state and local laws, regulations and policies.

     Other important risk factors that could cause the Company's actual results to differ materially from those expressed or implied by the Company or on behalf of the Company are discussed elsewhere within this Form 10-K in the
sections entitled:   Seasonality, Regulation, Competition, and Liquidity and
Capital Resources.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MmARKET RISK

     The Company is exposed to market risk from changes in interest rates on long-term debt obligations that impact the fair value of these obligations. The company'sCompany's policy is to manage interest rates through the use of a combination of fixed and variable rate debt. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. Other instruments, such as interest rate swaps, options, floors, caps or collars may also be used depending upon market conditions. No such instruments were used in 2000.

     The table below presents the principal amounts, weighted-average interests rates, and fair values by year of scheduled maturityies to evaluate the expected cash flows and sensitivity to interest rate changes (in thousands of dollars). Circumstances could arise which may cause interest rates and the timing and amount of actual cash flows to differ materially from the schedule below:

                                  Long-Term Debt
                    -------------------------------------------
                    Fixed      Average     Variable   Average
                     Rate      Interest      Rate     Interest
Expected Maturity  Maturities    Rate     Maturities    Rate
                    ---------      -------   --------  ---------
  2001              $  501       7.7%       $  358       9.5%
  2002                 564       7.7%       30,631       8.7%
  2003                 482       7.8%          855       9.5%
  2004             115,531      11.2%            -          -
  2005                 122       7.8%            -          -
                 ---------       ----       -------       ----
  Total          $  117,200     11.2%       $31,844      8.7%
                 ==========     =====       =======     =====
  Fair Value
    at 12/31/00  $  105,700                 $31,844
                    ========                 =======

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is submitted in response to Part IV hereof. See the Index to Consolidated Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which the Company intends to file with the Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2000.


ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which the Company intends to file with the Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which the Company intends to file with the Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which the Company intends to file with the Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2000.


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

          4.1 Specimen Form of Stock Certificate for the Company's registered stock(12)

          4.2 Certificate of Designations of 6% Convertible Series A Preferred Stock(1)

          4.3 Certificate of Designations of 6% Convertible Series B Preferred Stock(4)

          4.4 Certificate of Designations of 6% Convertible Series C Preferred Stock(1)

     4.5 Certificate of Designations of Series A Junior Participating Preferred Stock(14)

     4.6 Certificate of Designations of Series D Preferred Stock dated December 28, 2000(15)

     4.7 Certificate of Correction Filed to Correct the Certificate of Designations of Series D Preferred Stock of Cadiz Inc. dated December 28, 2000(15)

          4.8 Indenture dated as of April 16, 1997 among Sun World as issuer, Sun World and certain subsidiaries of Sun World as guarantors, and IBJ Whitehall Bank & Trust Company as trustee, for the benefit of holders of 11-1/4% First Mortgage Notes due 2004 (including as Exhibit A to the Indenture, the form of the Global Note and the form of each Guarantee)(7)

     4.9  Form of Amendment to Indenture dated as of October 9, 1997(10)

     4.10 Form of Amendment to Indenture dated as of January 23, 1998(11)

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

          10.3 Form of Employment Agreement dated September 13, 1996 between Sun World, the Company and Stanley E. Speer(6)

     10.4 Form of Sun World Executive Officer Employment Agreement(8)

          10.5 Credit Agreement between the Company and ING Baring (U.S.) Capital Corporation dated November 25, 1997(11)

          10.6 Revolving Credit Note between the Company and ING Baring (U.S.) Capital Corporation dated November 25, 1997(11)

          10.7 Employment Agreement between Cadiz Land the Company , Inc. and Keith Brackpool dated February 1, 1998(11)

          10.8 Principles for an Agreement between the Metropolitan Water District of Southern California and the Company dated August 14, 1998(12)

     10.9 Amendment to the Company's 1996 Stock Option Plan(13)

     10.10 The Company's 2000 Stock Award Plan(16)

     21.1 Subsidiaries of the Registrant

          23.1 Consent of Independent Accountants (included in Part IV of the Form 10-K)
     -----------------------

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

          (10) Previously filed as Exhibit to Amendment No. 2 to
               Sun World's Form S-4 Registration Statement No. 333-31103

          (11) Previously filed as Exhibit to the Company's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1997

          (12) Previously filed as Exhibit to the Company's Report on Form 10-Q for the quarter ended September 30, 1998

          (13) Previously filed as Exhibit to the Company's Report on Form 10-Q for the quarter ended June 30, 1999

          (14) Previously filed as Exhibit to the Company's Report on Form 8-K dated May 10, 1999

          (15) Previously filed as Exhibit to the Company's Report on Form 8-K dated December 28, 2000

               (16) Previously filed as Appendix A to the Company's Proxy Statement dated April 5, 2000, filed with the Commission on March 29, 2000

               (b)  Reports on Form 8-K

          1. Report on Form 8-K dated March 12, 2001 reporting that Metropolitan had submitted refined definitive economic terms and responsibilities for the Cadiz Program to its Board of Directors, which were unanimously recommended for approval by a Special Oversight Committee of Metropolitan's Board.

          2. Report on Form 8-K dated January 16, 2001 to ensure technical compliance with the requirements of Financial Release No. 55 ("FRR-55"), which became effective September 25, 2000.

          3. Report on Form 8-K dated January 6, 2001 reporting that Metropolitan had submitted definitive economic terms and responsibilities for the Cadiz Program to its Board of Directors for anticipated consideration at its January 9, 2001 Board Meeting.

          4. Report on Form 8-K dated December 29, 2000 describing the Company's issuance of $5,000,000 in newly authorized Series D Convertible Preferred Stock and Sun World's borrowing of $5,000,000 pursuant to a two-year unsecured term loan.


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CADIZ INC.

By:  /s/  Keith Brackpool          By:  /s/  Stanley E. Speer
   --------------------------          ---------------------------
   Keith Brackpool,                    Stanley E. Speer,
   Chief Executive Officer        Chief Financial Officer
   and Director                   and Secretary

   Date:  March 29, 2001          Date: March 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

     Name and Position                       Date
     -----------------                       -----


/s/  Keith Brackpool                          March 29, 2001
------------------------------------
Keith Brackpool, Chief Executive Officer
and Director (Principal Executive Officer)


/s/  Anthony L. Coelho                       March 29, 2001
------------------------------------
Anthony L. Coelho, Director


/s/  Murray H. Hutchison                     March 29, 2001
------------------------------------
Murray H. Hutchison, Director


/s/  Dwight W. Makins                        March 29, 2001
------------------------------------
Dwight Makins, Chairman of the Board
and Director


/s/  Mitt Parker                             March 29, 2001
------------------------------------
Mitt Parker, Director


/s/  Timothy J. Shaheen                      March 29, 2001
------------------------------------
Timothy J. Shaheen, Director


/s/  Stanley E. Speer                        March 29, 2001
------------------------------------
Stanley E. Speer, Chief Financial Officer
and Secretary (Principal Financial and
Accounting Officer)


                                  CADIZ INC.

                       INDEX TO THE FINANCIAL STATEMENTS

                                                           Page

CADIZ INC. FINANCIAL STATEMENTS

Report of Independent Accountants. . . . . . . . . . . . . . 35

Consolidated Statement of Operations for the
  three years ended December 31, 2000. . . . . . . . . . . . 36

Consolidated Balance Sheet as of December 31, 2000
  and 1999. . . . . . . . . . . . . . . . . . . . . . . . . .37

Consolidated Statement of Cash Flows for the three
  years ended December 31, 2000. . . . . . . . . . . . . . . 38

Consolidated Statement of Stockholders' Equity for
 the three years ended December 31, 2000 . . . . . . . . . . 39

Notes to the Consolidated Financial Statements. . . . . . . .40


CADIZ INC. FINANCIAL STATEMENT SCHEDULES

Schedule I - Condensed Financial Information
   of Registrant for the three years ended
   December 31, 2000. . . . . . . . . . . . . . . . . . . . .61

Schedule II - Valuation and Qualifying Accounts
  for the three years ended December 31, 2000. . . . . . . . .64


SUN WORLD INTERNATIONAL INC. FINANCIAL STATEMENTS

Report of Independent Accountants. . . . . . . . . . . . . . .65

Consolidated Statement of Operations and Accumulated
  Deficit for the three years ended December 31, 2000. . . . .66

Consolidated Balance Sheet as of December 31, 2000
  and 1999. . . . . . . . . . . . . . . . . . . . . . . . . . 67

Consolidated Statement of Cash Flows for the three
  years ended December 31, 2000. . . . . . . . . . . . . . . . 68

Notes to the Consolidated Financial Statements. . . . . . . . .69


(Schedules other than those listed above have been omitted since they are either not required, inapplicable, or the required information is included on the financial statements or notes thereto.)


                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Cadiz Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and cash flows and stockholder's equity present fairly, in all material respects, the financial position of Cadiz Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/  PricewaterhouseCoopers
---------------------------
PricewaterhouseCoopers LLP


Los Angeles, California
February 16, 2001, except as to
Note 14, which is as of March 13, 2001



                                  CADIZ INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS


                                            Year Ended December 31,
(In thousands except per share data)    2000       1999           1998
                                          ----     ----            ----

Revenues                              $ 107,674   $114,901     $  95,845
Income from partnership                      71        328        10,699
                                      ---------   ---------    ---------

 Total revenues                         107,745    115,229       106,544
                                      ---------   ---------    ---------

Costs and expenses:
 Cost of sales                           87,925     83,821        74,742
 General and administrative              12,576     12,363        11,736
 Special litigation                         424        937         1,308
 Removal of underperforming crops         1,549          -             -
 Depreciation and amortization            8,381      8,891         8,688
                                      ---------   ---------    ---------

 Total costs and expenses               110,855    106,012        96,474
                                      ---------   ---------    ---------

Operating profit (loss)                 (3,110)      9,217        10,070

Interest expense, net                    19,188     17,811        17,540
                                      ---------   ---------    ---------

Net loss before income taxes           (22,298)    (8,594)       (7,470)

Income tax expense                          160          -             -
                                      ---------   ---------    ---------

Net loss                              $(22,458)   $(8,594)     $ (7,470)
                                      =========   =========    =========

Basic and diluted net loss per share  $    (.64)  $    (.25)   $    (.23)
                                      =========   =========    =========
Weighted-average shares outstanding      35,344     34,678        33,173
                                      =========   =========    =========

See accompanying notes to the consolidated financial statements.



                                  CADIZ INC.

                          CONSOLIDATED BALANCE SHEET

                                                 December 31,
($ in thousands)                                 2000       1999
                                                 ----       ----
ASSETS

Current assets:
Cash and cash equivalents                   $   4,768  $     4,537
Accounts receivable, net                        7,884        8,436
Inventories                                    15,203       18,423
Prepaid expenses and other                        631          917
                                            ---------   ----------

  Total current assets                         28,486       32,313

Investment in partnership                           -        1,497

Property, plant, equipment
  and water programs, net                     164,824      169,009

Other assets                                   11,784       11,283
                                            ---------   ----------

                                            $ 205,094  $   214,102
                                            ========== ===========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                           $   9,377  $     8,110
 Accrued liabilities                            5,815        7,686
 Long-term debt, current portion                  859          725
                                            ---------   ----------

  Total current liabilities                    16,051       16,521

Long-term debt                                145,610      142,089

Deferred income taxes                           5,447        5,447

Other liabilities                                 313          375

Commitments and contingencies

Series D redeemable convertible
  preferred stock - $0.01 par value:
  5,000 shares authorized; shares
  issued and outstanding -
  5,000 at December 31, 2000 and
  none at December 31, 1999                     3,950            -

Stockholders' equity:

 Common stock - $.01 par value;
  70,000,000 shares
  authorized; shares issued
  and outstanding 35,674,674
  at December 31, 2000 and
  35,166,661 at December 31, 1999                 357          352

Additional paid-in capital                    142,706      136,200

Accumulated deficit                         (109,340)     (86,882)
                                            ---------   ----------

 Total stockholders' equity                    33,723       49,670
                                            ---------   ----------

                                            $ 205,094  $   214,102
                                            ========== ===========

       See accompanying notes to the consolidated financial statements.

                                  CADIZ INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                Year Ended December 31,
                                           ---------------------------
($ in thousands)                              2000         1999      1998
                                              ----         ----      ----

Cash flows from operating activities:
 Net loss                                $ (22,458)    $(8,594)  $(7,470)
 Adjustments to reconcile net
  loss to net cash used for
  operating activities:
   Depreciation and amortization             10,926      11,060    10,601
   Issuance of stock for services                 -          28       374
   Gain on disposal of assets                  (96)       (104)     (207)
   Removal of underperforming crops           1,549           -         -
   Stock earned for services                (1,250)       (313)         -
   Share of partnership operations             (71)       (328)  (10,699)
   Deferred stock compensation                  237           -         -
   Changes in operating assets
     and liabilities:
     Decrease (increase) in accounts
       receivable                               552     (2,141)     (414)
     Decrease (increase) in inventories       2,740     (3,318)   (1,559)
     Decrease in prepaid expenses and other     286          75       307
     Increase (decrease) in accounts payable  1,267       (643)       236
     (Decrease) increase in accrued
       liabilities                          (1,039)       1,668       916
     (Decrease) increase in other
       liabilities                            (297)       (298)        18

                                          ---------    --------- ---------
   Net cash used for operating
     activities                             (7,654)     (2,908)   (7,897)

                                          ---------    --------- ---------

Cash flows from investing activities:
 Additions to property, plant
   and equipment                            (1,252)     (4,835)   (7,308)
 Additions to water programs                (1,595)     (3,177)     (856)
 Additions to developing crops              (3,844)     (3,531)   (3,396)
 Proceeds from disposal of property,
   plant and equipment                        2,956         233       388
 Partnership distributions                    1,568           -    15,859
 Increase in other assets                     (525)       (998)   (2,020)
                                          ---------    --------- ---------

   Net cash (used for) provided by
     investing activities                   (2,692)    (12,308)     2,667
                                          ---------    --------- ---------

Cash flows from financing activities:
 Net proceeds from issuance of stock          1,032       6,803     2,154
 Proceeds from issuance of preferred
  stock                                       5,000           -         -
 Proceeds from issuance of long-term debt     5,231           -    12,000
 Principal payments on long-term debt         (686)       (685)     (587)
                                          ---------    --------- ---------


   Net cash provided by financing
     activities                              10,577       6,118    13,567
                                          ---------    --------- ---------


Net increase (decrease) in cash and
  cash equivalents                              231     (9,098)     8,337

Cash and cash equivalents,
  beginning of period                         4,537      13,635     5,298
                                          ---------    --------- ---------



Cash and cash equivalents, end of period  $   4,768    $  4,537  $ 13,635
                                           =========    ======== ========

       See accompanying notes to the consolidated financial statements.


                                  CADIZ INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


For the Years Ended December 31, 2000, 1999 and 1998
($ in thousands)

                                                                    Total
                                               Additional Accumu-   Stock
                                Common Stock    Paid-in   lated   holders'
                              Shares    Amount   Capital  Deficit  Equity

Balance as of
 December 31, 1997       32,646,661  $ 326   $ 120,873  $(70,818) $ 50,381

Exercise of
 stock options              515,600      6       2,148          -    2,154

Issuance of
 warrants to a lender             -      -       1,643          -    1,643

Stock issued for
 services                    55,000      -         374          -      374

Acquisition of
  hydrological
  research company          375,000      4       2,624          -    2,628

Net loss                          -      -           -    (7,470)  (7,470)
                       ------------  -----   ---------  --------- -------
Balance as of
 December 31, 1998       33,592,261    336     127,662   (78,288)   49,710

Exercise of
 stock options            1,513,150     15       6,788          -    6,803

Issuance of
 warrants to
 a lender                         -      -       1,335          -    1,335

Stock issued for
 services                    61,250      1         415          -      416

Net loss                          -      -           -    (8,594)  (8,594)
                       ------------  -----   ---------  --------- -------
Balance as of
 December 31, 1999       35,166,661    352     136,200   (86,882)   49,670

Exercise of stock
 options and warrants       246,149      2       1,030          -    1,032

Issuance of warrants              -      -       2,358          -    2,358

Interest paid
 with stock                 111,864      1         831          -      832

Stock issued
 for services               150,000      2       1,469          -    1,471

Deferred beneficial
 Conversion feature
 for convertible
 preferred stock                  -      -         818          -      818

Net loss                          -      -           -   (22,458) (22,458)
                       ------------  -----   ---------  --------- -------

Balance as of
 December 31, 2000       35,674,674  $ 357   $ 142,706 $(109,340)$  33,723
                       ============  =====   ========== ========= =======


        See accompanying notes to the consolidated financial statements

                                  CADIZ INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS
--------------------------------

     The Company currently has agricultural operations through its wholly owned subsidiary, Sun World International, Inc. and its subsidiaries collectively referred to as "Sun World" and is developing the water resource segment of its business, which is not yet significant to the operations or balance sheet of the Company. The primary business of the Company is to acquire and develop water and agricultural resources. The Company has created an integrated and complementary portfolio of assets encompassing undeveloped land with high-quality groundwater resources and/or storage potential, prime agricultural properties located throughout central and southern California with secure and reliable water rights, and other contractual water rights. Management believes that, with both the increasing scarcity of water supplies in California and an increasing population, the Company's access to water will provide it with a competitive advantage both as a major agricultural concern and as a supplier of water, which will lead to continued appreciation in the value of the Company's portfolio.

     Sun World is a large vertically integrated agricultural company that owns more than 19,000 acres of land, primarily located in two major growing areas of California: the San Joaquin Valley and the Coachella Valley. Fresh produce, including table grapes, stonefruit, citrus, peppers and watermelons, is marketed and shipped to food wholesalers and retailers throughout the United States and to more than 30 foreign countries. Sun World owns three cold storage and/or packing facilities in California, of which two are operated and one is leased to a third party.

     Sun World provides the Company with valuable water rights throughout central and southern California. The Company's landholdings, which total approximately 56,200 acres, are located adjacent to the Colorado River and the major aqueduct systems of central and southern California. The Company expects to utilize its resources to participate in a broad variety of water storage and supply, transfer, exchange, and conservation programs with public agencies and other parties.

     In 1998, the Company and the Metropolitan Water District of Southern California ("Metropolitan") verified the feasibility of and approved principles and terms for a water storage and supply program at its Cadiz, California property. The Cadiz Groundwater Storage and Dry-Year Supply Program (the "Cadiz Program") will enhance southern California water supply reliability in two ways, providing a new dry-year water supply and much-needed storage. During wet years or periods of excess supply, Metropolitan will store surplus Colorado River water in the aquifer system underlying the Company's Cadiz property. During dry years, the previously imported water, together with additional existing groundwater, will be extracted and delivered, via a 35-mile conveyance pipeline, to Metropolitan's service area. Implementation of the Cadiz Program is subject to completion and approval of a final agreement and an environmental review process which currently is in its final stages.

     Although the development and management activities of the Company are currently focused on agricultural operations (primarily through its wholly-owned subsidiary, Sun World) and water resource development, the Company will continue to develop and manage its land, water and agricultural resources for their highest and best uses.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

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

REVENUE RECOGNITION

     The Company recognizes crop sale revenue upon shipment and transfer of title to customers. Packing revenues and market commissions from third party growers are recognized when the related services are provided. Proprietary product development revenues are recognized based upon product sales by licensees.

RESEARCH AND DEVELOPMENT

     Sun World incurs costs to research and develop new varieties of proprietary products. Research and development costs are expensed as incurred. Such costs were approximately $1,636,000 for the year ended December 31, 2000, $1,450,000 for the year ended December 31, 1999, and $1,249,000 for the year ended December 31, 1998.

NET LOSS PER COMMON SHARE

     Basic Earnings Per Share (EPS) is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any, by the weighted-average common shares outstanding. Options and warrants to purchase certain shares of the Company's common stock, as described in Note 13 and preferred stock convertible into shares of common stock were not considered in the computation of diluted EPS because their inclusion would have been antidilutive.

CASH AND CASH EQUIVALENTS

     The Company considers all short-term deposits with an original maturity of three months or less to be cash equivalents. The Company invests its excess cash in deposits with major international banks and short-term commercial paper and, therefore, bears minimal risk. Such investments are stated at cost, which approximates fair value, and are considered cash equivalents for purposes of reporting cash flows. The Company reclassified book overdrafts totaling $2,494,000 and $1,444,000 to accounts payable for the years ended December 31, 2000 and 1999, respectively.

INVENTORIES

     Growing crops, pepper seed, and materials and supplies are stated at the lower of cost or market, on a first-in, first-out (FIFO) basis. Growing crop inventory includes direct costs and an allocation of indirect costs.

INVESTMENT IN PARTNERSHIP

     Sun World, through a wholly owned subsidiary, owned a 50% interest in ASC/SWB Partnership, formerly named American SunMelon (the "Partnership"). In October 1998, the Partnership sold substantially all of its assets to a third party for $35 million in cash. In conjunction with the sale, Sun World received an initial distribution of $15.2 million from the Partnership. In November 2000, Sun World received a final distribution of $1.6 million in connection with the liquidation of the Partnership. Sun World accounted for its investment in the Partnership using the equity method.

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

     In December 2000, the Company accrued costs to remove certain underperforming crops, primarily stonefruit and wine grapes. The Company recorded a one-time charge of $1,549,000 in connection with the removal of these crops which is shown under the heading "Removal of underperforming crops" on the Consolidated Statement of Operations.

OTHER ASSETS

     As a result of a merger in May 1988 between two companies, which eventually became known as Cadiz Inc., an excess of purchase price over net assets acquired in the amount of $7,006,000 was recorded. This amount is being amortized on a straight-line basis over thirty years. Accumulated amortization was $2,960,000 and $2,726,000 at December 31, 2000 and December 31, 1999, respectively.

     Capitalized loan fees represent costs incurred to obtain debt financing. Such costs are amortized over the life of the related loan. At December 31, 2000, the majority of capitalized loan fees relate to the issuance of the First Mortgage Notes described in Note 9.

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

SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest during the years ended December 31, 2000, 1999 and 1998 was $16,328,000, $15,988,000, and $15,348,000, respectively.


NOTE 3 - ACCOUNTS RECEIVABLE
----------------------------

     Accounts receivable consist of the following (dollars in thousands):

                                                  December 31,
                                                2000        1999
                                                ----        ----


       Trade receivables                     $  4,190    $  4,742
       Due from unaffiliated growers              541         582
       Other                                    3,675       3,336
                                             --------    --------

                                                8,406       8,660
       Less allowance for doubtful accounts     (522)       (224)
                                             --------    --------

                                             $  7,884    $  8,436
                                             ========     =======

     Substantially all trade receivables are from large domestic national and regional supermarket chain stores and produce brokers and are unsecured. Amounts due from unaffiliated growers represent receivables for harvest advances and for services (harvest, haul and pack) provided on behalf of growers under agreement with Sun World and are recovered from proceeds of product sales. Other receivables primarily include wine grape and raisin sales, proceeds due from third party marketers and other miscellaneous receivables.

     Revenues attributable to one national retailer totaled $12.8 million in 2000, $14.4 million 1999, and $11.9 million in 1998. Export sales accounted for approximately 9.9%, 10.3% and 8.5% of the Company's revenues for the years ended December 31, 2000, 1999 and 1998, respectively.


NOTE 4 - INVENTORIES
--------------------

     Inventories consist of the following (dollars in thousands):

                                                  December 31,
                                                2000       1999
                                                ----       ----

          Growing crops                      $ 11,538   $  14,297
          Pepper seed                             257       1,028
          Harvested product                       528          98
          Materials and supplies                2,880       3,000
                                             --------    --------

                                             $ 15,203   $  18,423
                                             ========   ========

NOTE 5 - PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS
------------------------------------------------------

     Property, plant, equipment and water programs consist of the following (dollars in thousands):
                                                  December 31,
                                                 2000       1999
                                                 ----       ----

          Land                               $ 67,034    $ 69,377
          Permanent crops                      67,278      66,546
          Developing crops                      9,779       8,862
          Water programs                       14,433      11,814
          Buildings                            22,113      21,832
          Machinery and equipment              20,042      19,623
                                               ------      ------

                                               200,679    198,054
          Less accumulated depreciation        (35,855)   (29,045)
                                               ------      ------

                                             $164,824    $169,009
                                               ======     =======

     Depreciation expense during the years ended December 31, 2000, 1999 and 1998 was $7,971,000, $8,460,000 and $8,256,000, respectively.


NOTE 6 - OTHER ASSETS
---------------------

     Other assets consist of the following (dollars in thousands):

                                                           December 31,
                                                         2000       1999
                                                         ----       ----

     Excess of purchase price over asset acquired, net $ 4,046   $ 4,280
     Capitalized loan costs, net                         2,662     3,331
     Long-term receivables                               1,799     1,849
     Capitalized trademark development, net              1,713     1,475
     Other                                               1,564       348
                                                       -------   -------

                                                       $11,784   $11,283
                                                        ======   =======

NOTE 7 - ACCRUED LIABILITIES
----------------------------

     Accrued liabilities consist of the following (dollars in thousands):

                                                  December 31,
                                                 2000       1999
                                                 ----       ----

          Interest                           $  2,835   $   3,129
          Payroll and benefits                  1,754       3,031
          Other                                 1,226       1,526
                                             --------    --------

                                             $  5,815   $   7,686
                                             =========  ========

NOTE 8 - REVOLVING CREDIT FACILITY
-----------------------------------

     In February 2001, Sun World renewed its Revolving Credit Facility through the 2001 growing season with a maturity date of November 2001. Maximum amounts eligible to be borrowed under the Revolving Credit Facility vary throughout the year with a maximum of $30 million available during the peak borrowing periods of April to July. The Revolving Credit Facility is secured by eligible accounts receivable and inventory, requires Sun World to meet certain financial covenants, and is guaranteed by the Company. Amounts borrowed under the facility will accrue interest at either prime plus 1.0% or LIBOR plus 2.50% at the Company's election. No amounts were outstanding under the Revolving Credit Facility at December 31, 2000 and 1999.

NOTE 9 - LONG-TERM DEBT
-----------------------
   Management estimates that the fair value of the Company's long-term debt approximates the carrying value for all debt instruments except for the Series B First Mortgage Notes ("First Mortgage Notes"). The fair value of the First Mortgage Notes is estimated to be approximately $103.5 million based on quoted market prices as of December 31, 2000. At December 31, 2000 and December 31, 1999, the carrying amount of the Company's outstanding debt is summarized as follows (dollars in thousands):

                                                    December 31,
                                                 2000        1999
                                                 ----        ----
  Cadiz obligations:

   Senior term bank
     loan, interest payable
     quarterly, variable
      interest rate based
     upon LIBOR plus 2% (8.50% at
      December 31, 2000 and 8.16%
     at December 31, 1999),
      due January 31, 2002                 $   10,345   $  10,345


   $15 million revolving line of
     credit, interest payable
      quarterly, variable interest
     rate based upon LIBOR plus 2%
    (8.50% at December 31, 2000
     and 8.16% at December 31, 1999),
      due January 31, 2002                     15,000      15,000

   Other                                            -          21
   Debt discount                              (1,433)     (1,685)
                                           -----------  ---------


                                               23,912      23,681
                                           -----------  ---------
  Sun World obligations:

   Series B First Mortgage Notes,
     interest payable semi-annually
     with principal due in April 2004,
     interest at 11.25%                       115,000     115,000

   Senior unsecured term loan,
     interest payable
     quarterly, due
     December 31, 2002, interest
     at LIBOR plus 3% (9.40% at
     December 31, 2000)                         5,000           -


   Note payable to bank, quarterly
     principal installments of $72 plus
     interest payable monthly, due
     December 31, 2003, interest at
     prime (9.50% at December  31,
     2000 and 8.75% at
     December 31, 1999)                         1,500       1,714

   Note payable to insurance
   company, quarterly installments
   of $120 (including interest),
   due January 1, 2005, interest at 7.75%       1,639       1,896


   Note payable to finance company,
     monthly installments of $18
     (including interest) due
     July 1, 2002, interest at 7.50%              305         492


   Other                                          255          31
   Debt Discount                              (1,142)           -
                                           -----------  ---------


                                              122,557     119,133
                                           -----------  ---------

                                              146,469     142,814

  Less current portion                          (859)       (725)
                                           -----------  ---------

                                           $  145,610   $ 142,089
                                           ==========   =========

     Annual maturities of long-term debt outstanding, excluding $2,575 representing the unamortized portion of warrants, on December 31, 2000 are as follows: 2001 - $859; 2002 - $31,195; 2003 - $1,337; 2004 - $115,531 and 2005
- $122.

CADIZ OBLIGATIONS

     The senior term bank loan is secured by substantially all of the
Company's non-Sun World related property.   In December 2000, the Company
completed an amendment to the loan that extended the maturity date of the obligation to January 31, 2002. The interest rate remained at LIBOR plus 200 basis points, payable quarterly. In connection with obtaining the extension, the Company repriced certain warrants previously issued. The fair value of the warrants was recorded as a debt discount and is being amortized over the remaining term of the loan.

     In November 1997, the Company entered into a three year $15 million revolving credit facility. In December 2000, the Company completed an amendment to the facility that extended the maturity date of the obligation to January 31, 2002. The interest rate can either be LIBOR plus 200 basis points if paid in cash or LIBOR plus 600 basis points if paid in common stock. In connection with obtaining the extension, the Company repriced certain warrants previously issued. The fair value of the warrants was recorded as a debt discount and is being amortized over the remaining term of the loan. The facility is secured by a second lien on substantially all of the non-Sun World assets of the Company. The Company had $15 million outstanding under the facility at December 31, 2000.

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

     The First Mortgage Notes are also secured by the guarantees of Coachella Growers, Inc., Sun Desert, Inc., Sun World Brands, Sun World Management Corporation, Sun World/Rayo, and Sun World International de Mexico S.A. de C.V. (collectively, the "Sun World Subsidiary Guarantors") and by the Company. The Company also pledged all of the stock of Sun World as collateral for its guarantee. Sun World and the Sun World Subsidiary Guarantors are all direct and indirect wholly-owned subsidiaries of the Company. The guarantees by the Sun World Subsidiary Guarantors are full, unconditional, and joint and several. Sun World and the Sun World Subsidiary Guarantors comprise all of the direct and indirect subsidiaries of the Company other than inconsequential subsidiaries. Additionally, management believes that the direct and indirect non-guarantor subsidiaries of Cadiz are inconsequential, both individually and in the aggregate, to the financial statements of the Company for all periods presented.

     In December 2000, Sun World entered into a two year $5 million senior unsecured term loan. In connection with obtaining the loan, the Company issued 50,000 shares of the Company's common stock as well as certain warrants to purchase shares of the Company's common stock. The fair value of the stock and the warrants were recorded as a debt discount and are being amortized over the life of the loan.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Condensed consolidating financial information as of December 31, 2000 and 1999 and for the three years ended December 31, 2000 for the Company is as follows (in thousands):


Consolidating Statement
of Operations Information                 Sun
Year Ended December 31, 2000     Cadiz   World   Eliminations Consolidated
                                 ------ --------  ---------    ----------

Revenues                        $ 1,920   $ 107,656 $(1,902)  $ 107,674
Income from partnership                -        71         -         71
                                -------   --------  --------  --------

  Total revenues                   1,920   107,727   (1,902)    107,745
                                -------   --------  --------  --------

Costs and expenses:
  Cost of sales                      124    88,203     (402)     87,925
  General and administrative       4,355     9,721   (1,500)     12,576
  Special litigation                 424         -         -        424
  Removal of underperforming crops     -     1,549         -      1,549
Depreciation and amortization      1,174     7,207         -      8,381
                                -------   --------  --------  --------

  Total costs and expenses         6,077   106,680   (1,902)    110,855
                                -------   --------  --------  --------

Operating profit (loss)          (4,157)     1,047         -    (3,110)

Interest expense, net              4,085    15,103         -     19,188
                                -------   --------  --------  --------

Loss before income taxes         (8,242)  (14,056)         -   (22,298)

Income tax expense                     -       160         -        160
-------                         --------  --------  --------

 Net loss                       $(8,242)  $(14,216) $      -  $(22,458)
                                =======   ========  ========  ========


Consolidating Balance
Sheet Information                         Sun
December 31, 2000                Cadiz   World   Eliminations Consolidated
                                 ------ --------  ---------    ----------

ASSETS

Current assets:
  Cash and cash equivalents     $  3,099  $  1,669  $      -  $   4,768
  Accounts receivable, net             7     7,879       (2)      7,884
  Inventories                          -    15,405     (202)     15,203
  Prepaid expenses and other         212       419         -        631
                                -------   --------  --------  --------

    Total current assets           3,318    25,372     (204)     28,486

Investment in subsidiary          17,093         -  (17,093)          -
Property, plant, equipment and
   water programs, net            38,842   125,982         -    164,824
Other assets                       4,199     7,585         -     11,784
                                -------   --------  --------  --------

                                $ 63,452  $158,939  $(17,297) $ 205,094
                                =======   ========  ========  ========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable              $  1,209  $  8,170  $    (2)  $   9,377
  Accrued liabilities                349     5,466         -      5,815
  Due to affiliate                   202         -     (202)          -
  Long-term debt, current portion      -       859         -        859
                                -------   --------  --------  --------

   Total current liabilities       1,760    14,495     (204)     16,051

Long-term debt                    23,912   121,698         -    145,610
Deferred income taxes                  -     5,447         -      5,447
Other liabilities                    107       206         -        313
Redeemable preferred stock         3,950         -         -      3,950

Stockholders' equity:
Common stock                         357         -         -        357
Additional paid-in capital       142,706    35,325  (35,325)    142,706
Accumulated deficit             (109,340) (18,232)    18,232  (109,340)
                                -------   --------  --------  --------

  Total stockholders' equity      33,723    17,093  (17,093)     33,723
                                -------   --------  --------  --------

                                $ 63,452  $158,939  $(17,297) $ 205,094
                                =======   ========  ========  ========


Consolidating Statement of
Cash Flow Information                     Sun
Year Ended December 31, 2000     Cadiz   World   Eliminations Consolidated
                                 ------ --------  ---------    ----------

Net cash used for
  operating activities          $(4,849)  $(2,805)  $      -  $ (7,654)
                                -------   --------  --------  --------

Cash flows from
  investing activities:
  Additions to property,
  plant and equipment              (293)     (959)         -    (1,252)
  Additions to water programs    (1,595)         -         -    (1,595)
  Additions to developing crops    (159)   (3,685)         -    (3,844)
  Proceeds from disposal
   of property,
   plant and equipment                 1     2,955         -      2,956
  Partnership distributions            -     1,568         -      1,568
  Increase in other assets         (162)     (363)         -      (525)
                                -------   --------  --------  --------

Net cash used for investing
  activities                     (2,208)     (484)         -    (2,692)
                                -------   --------  --------  --------

Cash flows from financing
  activities:
  Net proceeds from issuance
   of stock                        1,032         -         -      1,032
  Proceeds from issuance
   of preferred stock              5,000         -         -      5,000
  Proceeds from issuance
   of long-term debt                   -     5,231         -      5,231
  Principal payments on
   long-term debt                   (21)     (665)         -      (686)
                                -------   --------  --------  --------

Net cash provided by
  financing activities             6,011     4,566         -     10,577
                                -------   --------  --------  --------

Net (decrease) increase
  in cash and
  cash equivalents               (1,046)     1,277         -        231

Cash and cash equivalents,
  beginning of period              4,145       392         -      4,537
                                -------   --------  --------  --------

Cash and cash equivalents,
  end of period                 $  3,099  $  1,669  $      -  $   4,768
                                =======   ========  ========  ========


Consolidating Statement
of Operations Information                 Sun
Year Ended December 31, 1999     Cadiz   World   Eliminations Consolidated
                                 ------ --------  ---------    ----------

Revenues                        $  1,829  $ 114,890 $ (1,818) $ 114,901
Income from partnership                -       328         -        328
                                -------   --------  --------  --------

  Total revenues                   1,829   115,218   (1,818)    115,229
                                -------   --------  --------  --------

Costs and expenses:
  Cost of sales                      132    84,140     (451)     83,821
  General and administrative       4,672     9,058   (1,367)     12,363
  Special litigation                 937         -         -        937
  Depreciation and amortization    1,179     7,712         -      8,891
                                -------   --------  --------  --------

  Total costs and expenses         6,920   100,910   (1,818)    106,012
                                -------   --------  --------  --------

Operating profit (loss)          (5,091)    14,308         -      9,217

Interest expense, net              2,932    14,879         -     17,811
                                -------   --------  --------  --------

Net loss                        $(8,023)  $  (571)  $      -  $ (8,594)
                                =======   ========  ========  ========

Consolidating Balance
Sheet Information                         Sun
December 31, 1999                Cadiz   World   Eliminations Consolidated
                                 ------ --------  ---------    ----------

ASSETS

Current assets:
  Cash and cash equivalents     $  4,145  $    392  $      -  $   4,537
  Accounts receivable, net            16     8,431      (11)      8,436
  Inventories                          -    18,626     (203)     18,423
  Prepaid expenses and other         386       531         -        917
                                -------   --------  --------  --------

    Total current assets           4,547    27,980     (214)     32,313

Investment in partnership              -     1,497         -      1,497
Investment in subsidiary          30,167         -  (30,167)          -
Property, plant, equipment and
   water programs, net            36,710   132,299         -    169,009
Other assets                       4,372     6,911         -     11,283
                                -------   --------  --------  --------

                                $ 75,796  $168,687  $(30,381) $ 214,102
                                =======   ========  ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable              $    705  $  7,416  $   (11)  $   8,110
  Accrued liabilities              1,536     6,150         -      7,686
  Due to affiliate                   203         -     (203)          -
  Long-term debt,
   current portion                    21       704         -        725
                                -------   --------  --------  --------

   Total current liabilities       2,465    14,270     (214)     16,521

Long-term debt                    23,661   118,428         -    142,089
Deferred income taxes                  -     5,447         -      5,447
Other liabilities                      -       375         -        375

Stockholders' equity:
Common stock                         352         -         -        352
Additional paid-in capital       136,200    34,183  (34,183)    136,200
Accumulated deficit             (86,882)   (4,016)     4,016   (86,882)
                                -------   --------  --------  --------

  Total stockholders' equity      49,670    30,167  (30,167)     49,670
                                -------   --------  --------  --------

                                $ 75,796  $168,687  $(30,381) $ 214,102
                                =======   ========  ========  ========
Consolidating Statement of
Cash Flow Information                     Sun
Year Ended December 31, 1999     Cadiz   World   Eliminations Consolidated
                                 ------ --------  ---------    ----------

Net cash (used for) provided
  by operating activities       $(4,746)  $  1,838  $      -  $ (2,908)
                                -------   --------  --------  --------

Cash flows from investing
activities:
  Additions to property,
   plant and equipment           (3,645)   (2,680)     1,490    (4,835)
  Additions to water programs    (3,177)         -         -    (3,177)
  Additions to developing crops        -   (3,531)         -    (3,531)
  Proceeds from disposal
   of property,
   plant and equipment             1,490       233   (1,490)        233
  Increase in other assets          (64)     (934)         -      (998)
                                -------   --------  --------  --------

Net cash used for investing
  activities                     (5,396)   (6,912)         -   (12,308)
                                -------   --------  --------  --------

Cash flows from financing
  activities:
  Net proceeds from issuance
   of stock                        6,803         -         -      6,803
  Principal payments on
   long-term debt                    (9)     (676)         -      (685)
                                -------   --------  --------  --------

Net cash provided by (used for)
  financing activities             6,794     (676)         -      6,118
                                -------   --------  --------  --------

Net decrease in cash and
  cash equivalents               (3,348)   (5,750)         -    (9,098)

Cash and cash equivalents,
  beginning of period              7,493     6,142         -     13,635
                                -------   --------  --------  --------

Cash and cash equivalents,
  end of period                 $  4,145  $    392  $      -  $   4,537
                                =======   ========  ========  ========


Consolidating Statement of
Operations Information                    Sun
Year Ended December 31, 1998     Cadiz   World   Eliminations Consolidated
                                 ------ --------  ---------    ----------


Revenues                        $  2,003  $ 95,742  $(1,900)  $  95,845
Income from partnership                -    10,699         -     10,699
                                -------   --------  --------  --------

  Total revenues                   2,003   106,441   (1,900)    106,544
                                -------   --------  --------  --------

Costs and expenses:
Cost of sales                        144    75,015     (417)     74,742
General and administrative         4,631     8,588   (1,483)     11,736
Special litigation                 1,308         -         -      1,308
Depreciation and amortization      1,182     7,506         -      8,688
                                -------   --------  --------  --------

Total costs and expenses           7,265    91,109   (1,900)     96,474
                                -------   --------  --------  --------

Operating profit (loss)          (5,262)    15,332         -     10,070

Interest expense, net              2,403    15,137         -     17,540
                                -------   --------  --------  --------

Net income (loss)               $(7,665)  $    195  $      -  $ (7,470)
                                =======   ========  ========  ========
Consolidating Statement of
Cash Flow Information                      Sun
Year Ended December 31, 1998     Cadiz   World   Eliminations Consolidated
                                 ------ --------  ---------    ----------


Net cash used for
  operating activities          $(4,420)  $(3,477)  $      -  $ (7,897)
                                -------   --------  --------  --------

Cash flows from
  investing activities:
  Additions to property,
   plant and equipment           (2,910)   (4,398)         -    (7,308)
  Additions to water programs      (856)         -         -      (856)
  Additions to developing crops        -   (3,396)         -    (3,396)
  Proceeds from disposal
   of property,
   plant and equipment                27       361         -        388
  Partnership distributions            -    15,859         -     15,859
  Increase in other assets          (71)   (1,949)         -    (2,020)
                                -------   --------  --------  --------

Net cash (used for)
  provided by
  investing activities           (3,810)     6,477         -      2,667
                                -------   --------  --------  --------

Cash flows from
  financing activities:
  Net proceeds from
   issuance of stock               2,154         -         -      2,154
  Proceeds from issuance
   of long-term debt              10,000     2,000         -     12,000
  Principal payments on
   long-term debt                   (21)     (566)         -      (587)
                                -------   --------  --------  --------

Net cash provided by
  financing activities            12,133     1,434         -     13,567
                                -------   --------  --------  --------

Net increase in cash and
   cash equivalents                3,903     4,434         -      8,337

Cash and cash equivalents,
  beginning of period              3,590     1,708         -      5,298
                                -------   --------  --------  --------

Cash and cash equivalents,
  end of period                 $  7,493  $  6,142  $      -  $  13,635
                                =======   ========  ========  ========

NOTE 10 - INCOME TAXES
-----------------------

     Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available carryforwards. Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows (in thousands):
                                                  December 31,
                                                 2000       1999
                                                 ----       ----

          Deferred tax liabilities:
            Fixed asset basis difference      $ 7,550   $   7,515
            Other                                  48          48
                                              --------  --------

            Total deferred tax liabilities      7,598       7,563
                                              --------  --------
          Deferred tax assets:
            Net operating losses               38,560      31,421
            Reserve for notes receivable        1,178       1,178
            Fixed asset basis difference        6,300       6,300
            State taxes                         1,855       1,855
            Other                               1,907       1,027
                                              --------  --------

               Total deferred tax assets       49,800      41,781

            Valuation allowance for
              deferred tax assets             (47,649)   (39,665)
                                              --------  --------

               Net deferred tax assets          2,151       2,116
                                              --------  --------

               Net deferred tax liability     $ 5,447       5,447
                                              ========  ========

     As of December 31, 2000, the Company had net operating loss (NOL) carryforwards of approximately $108.4 million for federal income tax purposes. Such carryforwards expire in varying amounts through the year 2020. At December 31, 2000, the Company has state NOL carryforwards of $19.3 million. These NOL carryforwards expire in varying amounts through the year 2010.

     A reconciliation of the income tax benefit to the statutory federal income tax rate is as follows (dollars in thousands):

                                        Year Ended December 31,
                                       --------------------------
                                       2000      1999       1998
                                       ----      ----       ----
     Expected federal income
       tax benefit at 34%           $(7,581)  $(2,922)   $(2,540)
     Loss with no tax benefit
       provided                       7,459     2,718       2,414
     State income tax                   147       451           -
     Amortization                        79        79          79
     Utilization of net
       operating losses                   -         -       (601)
     Other non-deductible expenses       56       125         197
                                     ------    ------      ------

       Income tax expense            $  160    $    -     $     -
                                     ======    ======      ======

NOTE 11 - EMPLOYEE BENEFIT PLANS
--------------------------------

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


NOTE 12 - PREFERRED AND COMMON STOCK
-------------------------------------

SERIES D CONVERTIBLE PREFERRED STOCK

     The Company has an authorized class of 100,000 shares of preferred stock. On December 29, 2000, the Company issued 5,000 shares of Series D Convertible Preferred Stock ("Preferred Stock") for $5,000,000. The holder of the Preferred Stock is entitled to receive dividends, payable semi-annually, at a rate of 7% if paid in cash or 9% if paid in the Company's common stock. The Preferred Stock is convertible into 625,000 shares of the Company's common stock any time prior to July 2004 at the election of the holder. The Company also has the right to convert the Preferred Stock, but only when the closing price of the Company's common stock has exceeded $12 per share for 30 consecutive trading days. Holders are entitled to a liquidation preference equal to the initial purchase of $1,000 per share plus any accrued and unpaid dividends. The Preferred Stock will be redeemable in July 2004 if still outstanding.

     The Company issued certain warrants to purchase shares of the Company's common stock in connection with the issuance of the Preferred Stock. The fair market value of the Company's common stock at the time of issuance was above the accounting conversion price resulting in an imputed dividend (beneficial conversion feature). The fair value of the warrants issued and the imputed dividend totaled $1,050,000 which was recorded as a discount to the Preferred Stock. The discount is being amortized through the redemption date of the stock and treated as a reduction to earnings for earnings per share calculations although no assets of the Company will ever be expended.

COMMON STOCK

     In March 2000, the Company issued 100,000 shares of common stock to a hydrological research company upon the deemed satisfaction of certain contingencies with respect to the issuance of such shares established in connection with the Company's 1998 acquisition of all of such company's assets.

NOTE 13 - STOCK-BASED COMPENSATION PLANS AND WARRANTS
------------------------------------------------------

STOCK OPTIONS AND WARRANTS

     The Company issues options pursuant to its 1996 Stock Option Plan (the "1996 Plan") and the 1998 Non-Qualified Stock Option Plan (the "1998 Plan") approved by the Board of Directors in February 1998. The Company also grants stock awards pursuant to its 2000 Stock Award Plan described below. Collectively, the plans provide for the granting of up to 4,000,000 shares. At December 31, 2000, the Company has 333,000 shares remaining that can be granted under the plans. All options are granted at a price approximating fair market value at the date of grant, have vesting periods ranging from issuance date to five years, have maximum terms ranging from five to seven years and are issued to directors, officers, consultants and employees of the Company.

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

                                        Year Ended December 31,
                                      ---------------------------
                                       2000      1999       1998
                                       ----      ----       ----
 Net loss applicable to
   common stock: As reported       $(22,458)  $ (8,594)  $(7,470)
                 Pro forma         $(23,450)  $(12,134)  $(8,833)
 Net loss per
   common share: As reported       $   (.64)  $   (.25)  $  (.23)
                 Pro forma         $   (.66)  $   (.35)  $  (.27)

     The fair value of each option granted during the periods reported was estimated on the date of grant using the Black-Scholes option pricing model based on the weighted-average assumptions of: risk-free interest rate of 4.94% for 2000, 6.67% for 1999, and 4.87% for 1998; expected volatility of 66.7% for 2000, 46.9% for 1999, and 61.6% for 1998; expected life of three years for 2000 and five years for 1999 and 1998; and an expected dividend yield of zero for all three years.

     The following table summarizes stock option activity for the periods noted. All options listed below were issued to officers, directors, employees and consultants.
                                                             Weighted-
                                                              Average
                                               Amount      Exercise Price

  Outstanding at December 31, 1997               3,925,000     $   4.61
     Granted                                       525,000     $   9.12
     Expired or canceled                          (42,500)     $   6.44
     Exercised                                   (515,600)     $   4.18
                                                ---------

  Outstanding at December 31, 1998               3,891,900     $   5.26
     Granted                                       800,000     $   7.58
     Expired or canceled                          (66,000)     $   7.20
     Exercised                                  (1,513,150)    $   4.50
                                                ---------

  Outstanding at December 31, 1999               3,112,750     $   6.21
     Granted                                       132,500     $   9.76
     Expired or canceled                          (19,500)     $   8.56
     Exercised                                   (215,152)     $   4.80
                                                ---------

  Outstanding at December 31, 2000              3,010,598(a)   $   6.45
                                                =========

  Options exercisable at December 31, 1998       2,472,900     $   4.50
                                                =========

  Options exercisable at December 31, 1999       2,306,500     $   5.64
                                                =========

  Options exercisable at December 31, 2000       2,549,098     $   5.98
                                                =========

  Weighted-average years of remaining
    contractual life of
     options outstanding at
     December 31, 2000                                1.79
                                                =========

      (a) Exercise prices vary from $4.50 to $11.75 and expiration dates vary from September 2001 to December 2005.

     The weighted-average fair value of options granted during the years 2000, 1999 and 1998 were $5.37, $3.71 and $3.60, respectively.

     The Company accounts for equity securities issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force 96-
18. During the years ended December 31, 2000, 1999 and 1998, the Company issued 350,000, 250,000, and 225,000 warrants with weighted-average exercise prices of $6.46, $6.50 and $7.00, respectively. During the year ended December 31, 2000, 75,000 warrants with a weighted-average exercise price of $5.03 were exercised in a cashless transaction resulting in the issuance of 30,997 shares of common stock. No warrants expired or were canceled during any of the three periods discussed. During 2000, in connection with the loan amendments for the Cadiz obligations described in Note 9, the Company repriced certain warrants previously issued resulting in a reduction in the weighted-average exercise price. At December 31, 2000, there were 1,025,000 warrants outstanding with a weighted-average exercise price of $5.34 per share, which expire through 2005.

2000 STOCK AWARD PLAN

     The Cadiz Inc. 2000 Stock Award Plan ("Stock Award Plan") was approved by the Company's shareholders in May 2000. Under the Stock Award Plan, the Company may issue various forms of stock awards including stock and deferred stock units to attract, retain and motivate key employees or other eligible persons. As of December 31, 2000, the Company had outstanding 180,216 deferred stock units granted under the Stock Award Plan which entitle the holder to receive one share of the Company's common stock for each deferred stock unit three years from the date of grant. The Company charged $237,000 to expense in 2000 in connection with the Stock Award Plan.

RESTRICTED STOCK AWARD

     Following the acquisition of Sun World in 1996, the Company's Chief Executive Officer was awarded a stock bonus of 125,000 shares of restricted common stock at no cost. The Company issued 25,000, of these shares in each of the years ended December 31, 1999 and 1998. Compensation expense was recognized as earned over the period of service.


NOTE 14 - CONTINGENCIES
-----------------------

     In December 1995, the Company filed an action relative to the proposed construction and operation of a landfill (the "Rail-Cycle Project") which was to be located adjacent to the Company's Cadiz property with the Superior Court in San Bernardino County, California. The action challenges the various decisions by the County of San Bernardino relative to the proposed Rail-Cycle Project and seeks compensatory damages. In September 1998, the Court granted defendants motion for summary judgment. The Company appealed this decision and in August 2000, the California Court of Appeals granted, in part, the Company's appeal. The Court's decision revoked all environmental and land-use approvals, and thus effectively terminated the Rail-Cycle Project, as proposed.

     The Company filed other civil actions against Waste Management, Inc., which asserted claims arising from alleged criminal and fraudulent conduct against the Company engaged in by Waste Management in connection with the Rail-Cycle Project.

     On March 13, 2001, the Company and Waste Management executed a settlement agreement intended to fully and finally compromise and settle the claims asserted by the Company against Waste Management in all of the outstanding civil actions. Pursuant to the Settlement Agreement, Waste Management paid the Company $6 million and granted to the Company an exclusive option to receive, at no cost to the Company, up to approximately 7,000 acres of real property in eastern San Bernardino County primarily adjacent to the Cadiz Program property.

     Prior to the acquisition of Sun World by the Company in 1996, the Internal Revenue Service (IRS) had filed claims against Sun World and certain of its subsidiaries (collectively "the Sun World Claimants"), for taxes refunded for workers that the IRS claims were employees. The Sun World Claimants contend that the workers are excluded from the definition of employment under the Internal Revenue Code. On January 21, 1998, the District Court ruled in favor of one of the Sun World claimants. The IRS appealed the decision. In October 2000, the Company entered into a full settlement of the claim with the IRS which did not have a material adverse impact on the Company's financial condition.

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

NOTE 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
----------------------------------------------------

(In thousands except per share data)
                                           Quarter Ended
                             -----------------------------------------
                              March 31,  June 30,September 30,  December 31,
                                  2000      2000        2000       2000
                                  ----      ----        ----       ----

Revenues                      $  7,936    $ 26,928   $ 55,376  $  17,505
Gross profit (loss)              (530)       3,698     12,009      4,643
Net loss                       (8,842)     (6,282)      (342)    (6,992)
Net loss per
  common share                $   (.25)   $  (.18)   $  (.01)  $    (.20)

                                           Quarter Ended
                             -----------------------------------------
                              March 31,  June 30, September 30, December 31,
                                  1999      1999        1999       1999
                                  ----      ----        ----       ----

Revenues                      $ 6,560     $ 26,193   $ 60,644  $  21,832
Gross profit                       911       7,628     15,976      6,893
Net income (loss)              (7,421)     (1,908)      2,993    (2,258)
Net income (loss)
  per common share            $   (.22)   $  (.06)   $   .09   $  (.06)

                                  CADIZ INC.

          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                                  December 31,
BALANCE SHEET ($ in thousands):                  2000       1999
                                                 ----       ----
ASSETS

Current assets:
 Cash and cash equivalents                   $  3,099   $   4,145
 Accounts receivable, net                           7          16
 Prepaid expenses and other                       212         386
                                               ------   --------

  Total current assets                          3,318       4,547

Investment in subsidiary                       17,093      30,167

Property, plant, equipment and
  water programs, net                          38,842      36,710

Other assets                                    4,199       4,372
                                               ------   --------

                                             $ 63,452   $  75,796
                                             ========    ========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                            $  1,209   $     705
 Accrued liabilities                              349       1,536
 Due to subsidiary                                202         203
 Long-term debt, current portion                    -          21
                                             ---------  --------

  Total current liabilities                     1,760       2,465

Long-term debt                                 23,912      23,661

Other liabilities                                 107           -

Commitments and contingencies

Series D redeemable convertible
  preferred stock - $0.01 par value:
  5,000 shares authorized; shares
  issued and outstanding -
  5,000 at December 31, 2000 and
  none at December 31, 1999                     3,950           -

Stockholders' equity:

 Common stock - $.01 par value;
 70,000,000 shares
 authorized; shares issued
 and outstanding 35,674,674
 at December 31, 2000 and
 35,166,661 at
 December 31, 1999                                357         352

Additional paid-in capital                    142,706     136,200

Accumulated deficit                          (109,340)   (86,882)
                                             ------     ------

 Total stockholders' equity                    33,723      49,670
                                             ---------  --------

                                             $ 63,452   $  75,796
                                             =========  =========

                                  CADIZ INC.
          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF OPERATIONS                Year Ended December 31,
($ in thousands except per share data) 2000      1999        1998
                                       ----      ----        ----

Revenues                            $ 1,920   $ 1,829   $   2,003
                                    --------  --------  --------

Costs and expenses:
 Cost of sales                          124       132         144
 General and administrative           4,355     4,672       4,631
 Special litigation                     424       937       1,308
 Depreciation and amortization        1,174     1,179       1,182
                                    --------  --------  --------

 Total costs and expenses             6,077     6,920       7,265
                                    --------  --------  --------

Operating loss                      (4,157)   (5,091)     (5,262)

Profit (loss) from subsidiaries     (14,216)    (571)         195

Interest expense, net                 4,085     2,932       2,403
                                    --------  --------  --------

Net loss                            $(22,458) $(8,594)  $ (7,470)
                                    ========  =======   ==========

Net loss per share                  $   (.64) $   (.25) $     (.23)
                                    ========  =======   ==========

Weighted-average shares outstanding  35,344    34,678      33,173
                                    ========  =======   ==========

                                  CADIZ INC.
          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                       Year Ended December 31,
                                       ------------------------
STATEMENT OF CASH FLOWS ($ in thousands)2000     1999       1998
                                       ----      ----       ----

Cash flows from operating activities:
 Net loss                          $(22,458)  $(8,594)  $ (7,470)
 Adjustments to reconcile
  net loss to net cash used for
  operating activities:
  Depreciation and amortization       2,956     2,498       2,226
  Issuance of stock for services          -        28         374
  Loss (profit) from subsidiaries    14,216       571       (195)
  (Gain) loss on disposal of assets     (1)         6        (17)
  Deferred stock compensation           100         -           -
  Changes in operating assets
  and liabilities:
   Decrease (increase) in
     accounts receivable                  9        61        (59)
   Decrease (increase) in
     due from subsidiary                  -       274       (107)
   Decrease (increase) in
     prepaid expenses and other         174     (133)       (123)
   Increase (decrease) in
     accounts payable                   504         4         (9)
   (Decrease) increase in
     accrued liabilities              (356)       539       1,007
   Increase (decrease) in
     other liabilities                    7         -        (47)
                                   -------    --------  ---------
  Net cash used for
   operating activities             (4,849)   (4,746)     (4,420)
                                   -------    --------  ---------

Cash flows from investing activities:
 Additions to property,
  plant and equipment                 (293)   (3,645)     (2,910)
 Additions to developing crops        (159)         -           -
 Additions to water programs        (1,595)   (3,177)       (856)
 Proceeds from disposal of
  property, plant and equipment           1     1,490          27
 Increase in other assets             (162)      (64)        (71)
                                   -------    --------  ---------

  Net cash used for investing
   activities                       (2,208)   (5,396)     (3,810)
                                   -------    --------  ---------

Cash flows from financing activities:
 Net proceeds from issuance
   of stock                           1,032     6,803       2,154
 Proceeds from issuance of
  preferred stock                     5,000         -           -
 Proceeds from issuance of
  long-term debt                          -         -      10,000
 Principal payments on
  long-term debt                       (21)       (9)        (21)
                                   -------    --------  ---------

  Net cash provided by
   financing activities               6,011     6,794      12,133
                                   -------    --------  ---------

Net (decrease) increase in
 cash and cash equivalents          (1,046)   (3,348)       3,903

Cash and cash equivalents,
 beginning of period                  4,145     7,493       3,590
                                   -------    --------  ---------
Cash and cash equivalents,
 end of period                      $ 3,099   $ 4,145   $   7,493
                                    ========  =======   ==========


                                  CADIZ INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


For the years ended December 31, 2000, 1999 and 1998 ($ in thousands)


                           Balance  Additions
                              At     Charged                       Balance
                          Beginning     to                          at End
Year Ended                    Of    Costs and   Other                 of
December 31, 2000           Period   Expenses  Accounts Deductions  Period
------------------         -------   -------   -------  ---------   ------

 Allowance for
  doubtful accounts        $    224   $   308  $       -  $    10  $    522
                           ========   =======  ========   =======  ========

 Tax valuation allowance   $ 39,665   $     -  $   7,984  $     -  $ 47,649
                           ========   =======  ========   =======  ========

Year ended
December 31, 1999

 Allowance for doubtful
  accounts                 $    285   $     -  $       -  $    61  $    224
                           ========   =======  ========   =======  ========

 Tax valuation allowance   $ 35,319   $     -  $   4,346  $     -  $ 39,665
                           ========   =======  ========   =======  ========


Year ended
December 31, 1998

 Allowance for doubtful
  accounts                 $    287   $   130  $       -  $   132  $    285
                           ========   =======  ========   =======  ========

 Tax valuation allowance   $ 25,321   $     -  $   9,998  $     -  $ 35,319
                           ========   =======  ========   =======  ========




                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholder of Sun World International, Inc.


     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and accumulated deficit and cash flows present fairly, in all material respects, the financial position of Sun World International, Inc., a wholly-owned subsidiary of Cadiz Inc., and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/  PricewaterhouseCoopers
-----------------------------------
      PricewaterhouseCoopers LLP


Los Angeles, California
February 16, 2001


                         SUN WORLD INTERNATIONAL, INC.
                   (A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

         CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT





                                       Year Ended December 31,
($ in thousands)                     2000      1999     1998
                                      ----      ----      ----



Revenues                           $107,656  $  114,890  $ 95,742
Income from partnerships                 71         328    10,699
                                   --------- ----------  --------

 Total revenues                     107,727     115,218   106,441
                                   --------- ----------  --------

Costs and expenses:
 Cost of sales                       88,203      84,140    75,015
 General and administrative           9,721       9,058     8,588
 Removal of underperforming crops     1,549           -         -
 Depreciation and amortization        7,207       7,712     7,506
                                   --------- ----------  --------

                                    106,680     100,910    91,109
                                   --------- ----------  --------

Operating income                      1,047      14,308    15,332

Interest expense, net                15,103      14,879    15,137
                                   --------- ----------  --------

Net income (loss) before
 income taxes                      (14,056)       (571)       195

Income tax expense                      160           -         -
                                   --------- ----------  --------

Net income (loss)                  (14,216)       (571)       195

Accumulated deficit at
 beginning of period                (4,016)     (3,445)   (3,640)
                                   --------- ----------  --------
Accumulated deficit at
 end of period                     $(18,232) $  (4,016)  $(3,445)
                                   ========   ========== =========



       See accompanying notes to the consolidated financial statements.

                         SUN WORLD INTERNATIONAL, INC.
                   (A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

                          CONSOLIDATED BALANCE SHEET



                                                  December 31,
($ in thousands)                               2000       1999
                                              -----       ----


ASSETS

Current assets:
 Cash and cash equivalents                  $  1,669  $      392
 Accounts receivable, net                      7,879       8,431
 Inventories                                  15,405      18,626
 Prepaid expenses and other                      419         531
                                            --------   ---------

    Total current assets                      25,372      27,980

Investment in partnership                           -       1,497

Property, plant, equipment,
 and water programs, net                      125,982     132,299

Other assets                                    7,585       6,911
                                             --------   ---------

 Total assets                               $158,939  $  168,687
                                             ========= ==========
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Accounts payable                           $  8,170  $    7,416
 Accrued liabilities                           5,466       6,150
 Long-term debt, current portion                 859         704
                                            --------   ---------

     Total current liabilities                 14,495      14,270

Long-term debt                                121,698     118,428

Deferred income taxes                           5,447       5,447

Other liabilities                                 206         375

Commitments and contingencies

Stockholder's equity:
 Common stock, $.01 par value,
 300,000 shares authorized;
  42,000 shares issued and outstanding             -          -

 Additional paid-in capital                   35,325      34,183
 Accumulated deficit                        (18,232)     (4,016)
                                             --------   ---------

  Total stockholder's equity                  17,093      30,167
                                             --------   ---------

 Total liabilities and
  stockholder's equity                      $158,939  $  168,687
                                             ========= ==========


See accompanying notes to the consolidated financial statements.

                         SUN WORLD INTERNATIONAL, INC.
                   (A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

                     CONSOLIDATED STATEMENT OF CASH FLOWS





                                       Year Ended December 31,
                                       ------------------------
($ in thousands)                       2000      1999      1998
                                       ----      ----      ----


Cash flows from operating
  activities:
Net income (loss)                  $ (14,216)   $   (571)  $      195
Adjustments to reconcile
net income (loss) to net
cash (used for) provided
by operating activities:
  Depreciation and amortization         7,970       8,570       8,447
  Gain on disposal of assets             (95)       (110)       (189)
  Removal of underperforming crops      1,549           -           -
  Stock earned for services           (1,250)       (313)           -
  Share of partnership operations        (71)       (328)    (10,699)
  Deferred stock compensation             137           -           -
  Changes in operating assets
  and liabilities:
   Decrease (increase) in
     accounts receivable                   552     (2,213)       (355)
   Decrease (increase) in
     inventories                         2,740     (3,405)     (1,637)
   Decrease in prepaid
     expenses and other                    112         207         431
   Increase (decrease)
     in accounts payable                   755       (637)         245
   (Decrease) increase
     in accrued liabilities              (683)       1,129        (90)
   (Decrease) increase
     in due to parent                        -       (193)        107
   (Decrease) increase in
     other liabilities                   (305)       (298)          68
                                    ---------    ---------  ---------

  Net cash (used for) provided
    by operating activities           (2,805)       1,838     (3,477)
                                    ----------   ---------  ---------


Cash flows from investing
 activities:
Additions to property, plant,
equipment, and water programs           (959)     (2,680)     (4,398)
Additions to developing crops         (3,685)     (3,531)     (3,396)
Proceeds from disposal of
property, plant and equipment           2,955         233         361
Partnership distributions               1,568           -      15,859
Increase in other assets                (363)       (934)     (1,949)
                                    ----------   ---------  ---------

  Net cash (used for)
  provided by investing
  activities                            (484)     (6,912)       6,477
                                    ----------   ---------  ---------

Cash flows from financing
 activities:
Proceeds from issuance
 of long-term debt                      5,231           -       2,000
Principal payments
 on long-term debt                      (665)       (676)       (566)
                                    ----------   ---------  ---------

  Net cash provided by
  (used for) financing activities       4,566       (676)       1,434
                                    ----------   ---------  ---------

Net increase (decrease)
 in cash and cash equivalents            1,277     (5,750)       4,434

Cash and cash equivalents
 at beginning of period                    392       6,142       1,708
                                    ----------   ---------  ---------
Cash and cash equivalents
 at end of period                   $    1,669   $     392  $    6,142
                                    =========    =========    ========


See accompanying notes to the consolidated financial statements.
                         SUN WORLD INTERNATIONAL, INC.
                   (A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

                  Notes to Consolidated Financial Statements

NOTE 1 - NATURE OF OPERATIONS
------------------------------

   Founded in 1975, Sun World International, Inc. ("SWII") and its subsidiaries (the "Company") operates as the agricultural segment of Cadiz Inc. ("Cadiz"). The Company is an integrated agricultural operation that owns more than 19,000 acres of land, primarily located in two major growing areas of California: the San Joaquin Valley and the Coachella Valley. Fresh produce, including table grapes, stonefruit, citrus, peppers and watermelons is marketed, packed and shipped to food wholesalers and retailers located throughout the United States and to more than 30 foreign countries. The Company owns and operates three cold storage and/or packing facilities located in California, of which two are operated and one is leased to a third party.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of SWII and its subsidiaries, substantially all of which are wholly-owned. All significant intercompany transactions have been eliminated.

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

REVENUE RECOGNITION

     The Company recognizes crop sale revenue upon shipment and transfer of title to customers. Packing revenues and market commissions from third party growers are recognized when the related services are provided. Proprietary product development revenues are recognized based upon product sales by licensees.

RESEARCH AND DEVELOPMENT

   The Company incurs costs to research and develop new varieties of proprietary products. Research and development costs are expensed as incurred. Such costs were approximately $1,636,000 for the year ended December 31, 2000, $1,450,000 for the year ended December 31, 1999, and $1,249,000 for the year ended December 31, 1998.

   CASH AND CASH EQUIVALENTS

    The Company considers all short-term deposits with an original maturity of three months or less to be cash equivalents. The Company invests its excess cash in deposits with major international banks and short-term commercial paper and, therefore, bears minimal risk. Such investments are stated at cost, which approximates fair value, and are considered cash equivalents for purposes of reporting cash flows. The Company reclassified book overdrafts totaling $2,179,000 and $1,444,000 to accounts payable for the years ended December 31, 2000 and 1999, respectively.

   INVENTORIES

    Growing crops, pepper seed, and materials and supplies are stated at the lower of cost or market, on a first-in, first-out (FIFO) basis. Growing crops inventory includes direct costs and an allocation of indirect costs.

   INVESTMENT IN PARTNERSHIPS

    The Company, through a wholly-owned subsidiary, owned a 50% interest in ASC/SWB Partnership, formerly named American SunMelon (the "Partnership"). In October 1998, the Partnership sold substantially all of its assets to a third party for $35 million in cash. In conjunction with the sale, the Company received an initial distribution of $15.2 million from the Partnership. In November 2000, the Company received a final distribution of $1.6 million in connection with the liquidation of the Partnership. The Company accounted for its investment in the Partnership using the equity method.

   PROPERTY, PLANT, EQUIPMENT, AND WATER PROGRAMS

        Property, plant, equipment, and water programs are stated at cost.

        The Company capitalizes direct and certain indirect costs of planting and developing orchards and vineyards during the development period, which varies by crop and usually ranges from three to seven years. Depreciation commences in the year commercial production is achieved.

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

    Water programs are stated at cost. All costs directly attributable to the development of such programs are being capitalized by the Company.

IMPAIRMENT OF LONG-LIVED ASSETS

  The Company annually evaluates its long-lived assets, including intangibles, for potential impairment. When circumstances indicate that the carrying amount of the asset may not be recoverable, as demonstrated by estimated future cash flows, an impairment loss would be recorded based on fair value.

    In December 2000, the Company accrued costs to remove certain underperforming crops, primarily stonefruit and wine grapes. The Company recorded a one-time charge of $1,549,000 in connection with the removal of these crops which is shown under the heading "Removal of underperforming crops" on the Consolidated Statement of Operations.

   OTHER ASSETS

  Capitalized loan fees represent costs incurred to obtain debt financing. Such costs are amortized over the life of the related loan. At December 31, 2000, the majority of capitalized loan fees relate to the issuance of the First Mortgage Notes described in Note 9.

  Trademark development costs represent legal costs incurred to obtain and defend patents and trademarks related to the Company's proprietary products throughout the world. Such costs are capitalized and amortized over their estimated useful life, which range from 10 to 20 years.

   INCOME TAXES

  The Company is included in the consolidated federal and combined state tax returns of Cadiz. The Company and Cadiz have a tax sharing agreement which provides that the Company's current tax liability is determined as though the Company filed its own returns. Income taxes are provided for using an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. A valuation allowance is provided when it is uncertain that some portion or all of the deferred tax assets will be realized.

   SUPPLEMENTAL CASH FLOW INFORMATION

         Cash payments for interest for the years ended December 31, 2000, 1999 and 1998 were $14,497,000, $14,204,000 and $14,362,000, respectively.


NOTE 3 - ACCOUNTS RECEIVABLE
----------------------------

         Accounts receivable consist of the following (dollars in thousands):

                                             December 31,
                                            2000      1999
                                             ----      ----

        Trade receivables               $   4,190  $  4,742
        Due from growers                      541       582
        Other                               3,670     3,331
                                        --------   -------

                                            8,401     8,655

        Less allowance for doubtful
            accounts                         (522)     (224)
                                        --------   -------

                                         $  7,879  $  8,431
                                         ========   ========


   Substantially all trade receivables are from large domestic national and regional supermarket chain stores and produce brokers and are unsecured. Amounts due from unaffiliated growers represent receivables for harvest advances and for services (harvest, haul and pack) provided on behalf of growers under agreement with the Company and are recovered from proceeds of product sales. Other receivables primarily include wine grape and raisin sales, proceeds due from third party marketers and other miscellaneous receivables.

   Revenues attributable to one national retailer totaled $12.8 million in 2000, $14.4 million in 1999 and $11.9 million in 1998. Export sales accounted for approximately 9.9%, 10.3%, and 8.5% of the Company's revenues for the years ended December 31, 2000, 1999 and 1998, respectively.


NOTE 4 - INVENTORIES
--------------------
   Inventories consist of the following (dollars in thousands):

                                              December 31,
                                             2000      1999
                                             ----      ----

        Growing crops                   $  11,740 $  14,500
        Pepper seed                           257     1,028
        Harvested product                     528        98
        Materials and supplies              2,880     3,000
                                         --- ----- --------

                                          $15,405 $  18,626
                                         ========  ========

NOTE 5 - PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS
-------------------------------------------------------

   Property, plant, equipment, and water programs consist of the following (dollars in thousands):
                                                 December 31,
                                             2000         1999
                                              ----         ----

        Land                              $   49,196  $  51,588
        Permanent crops                       58,860     58,129
        Developing crops                       9,546      8,862
        Buildings                             20,496     20,440
        Machinery and equipment               14,025     13,540
        Water programs                         2,135      2,135
                                          ---------   ---------

                                             154,258    154,694
       Less accumulated depreciation         (28,276)   (22,395)
                                          ---------   ---------

                                          $  125,982  $ 132,299
                                           =========  =========


NOTE 6 - OTHER ASSETS
---------------------
     Other assets consist of the following (dollars in thousands):

                                                 December 31,
                                                2000      1999
                                                 ----      ----

     Capitalized loan fees, net               $ 2,510  $ 3,274
     Long-term receivables                      1,799     1,849
     Capitalized trademark development, net     1,713     1,475
     Other                                      1,563       313
                                              -------- --------

                                              $ 7,585   $ 6,911
                                              ========  =======


NOTE 7 - ACCRUED LIABILITIES
---------------------------

     Accrued liabilities consist of the following (dollars in thousands):

                                                 December 31,
                                                2000      1999

        Interest                              $2,780    $2,732
        Payroll and benefits                   1,609     2,298
        Other                                  1,077     1,120
                                              -------- --------

                                              $5,466    $6,150
                                              ========   =======

NOTE 8 - REVOLVING CREDIT FACILITIES
------------------------------------

   In February 2001, Sun World renewed its Revolving Credit Facility through the 2001 growing season with a maturity date of November 2001. Maximum amounts eligible to be borrowed under the Revolving Credit Facility vary throughout the year with a maximum of $30 million available during the peak borrowing periods of April to July. The Revolving Credit Facility is secured by eligible accounts receivable and inventory, requires the Company to meet certain financial covenants, and is guaranteed by Cadiz. Amounts borrowed under the facility will accrue interest at either prime plus 1.0% or LIBOR plus 2.50% at the Company's election. No amounts were outstanding under the Revolving Credit Facility at December 31, 2000 and 1999.

NOTE 9 - LONG-TERM DEBT
-----------------------

   Management estimates that the fair value of the Company's long-term debt approximates the carrying value for all debt instruments except the Series B First Mortgage Notes ("First Mortgage Notes"). The fair value of the First Mortgage Notes is estimated to be approximately $103.5 million based on quoted market prices as of December 31, 2000. At December 31, 2000 and December 31, 1999, the carrying amount of the Company's outstanding debt is summarized as follows (dollars in thousands):

                                                 December 31,
                                                 2000      1999
                                                 ----      ----
   Series B First Mortgage Notes,
    interest payable semi-annually
    with principal due in April 2004,
     interest at 11.25%                      $  115,000   $ 115,000

   Senior unsecured term loan,
     interest payable
     quarterly, due December 31, 2002,
     interest at LIBOR plus 3%
     (9.40% at December 31, 2000)                 5,000           -

   Note payable to bank, quarterly
     principal installments
     of $72 plus interest payable monthly,
     due December 31, 2003, interest at
     prime (9.50% at December 31, 2000 and
     8.75% at December 31, 1999)                  1,500       1,714

   Note payable to insurance
    company, quarterly
     installments of $120
     (including interest), due
      January 1, 2005, interest at 7.75%         1,639       1,896

   Note payable to finance company,
     monthly installments
      of $18 (including interest),
      due July 1, 2002, interest at 7.50%           305         492

   Other                                            255          30

   Debt discount                                (1,142)           -
                                             ----------   ---------

                                                122,557     119,132

   Less: current portion                         (859)       (704)
                                             ----------   ---------

                                             $  121,698   $ 118,428
                                             ==========   =========


   Annual maturities of long-term debt outstanding, excluding $1,142 representing the unamortized portion of warrants on December 31, 2000 are as follows: 2001 - $859; 2002 - $5,850; 2003 - $1,337; 2004 - $115,531 and 2005
- $122.

    In April 1997, the Company issued $115 million of Series A First Mortgage Notes through a private placement. The notes have subsequently been exchanged for Series B First Mortgage Notes, which are registered under the Securities Act of 1933 and are publicly traded. The First Mortgage Notes are secured by a first lien (subject to certain permitted liens) on substantially all of the assets of the Company and its subsidiaries other than growing crops, crop inventories and accounts receivable and proceeds thereof, which secure the Revolving Credit Facility. The First Mortgage Notes are also guaranteed by Cadiz and by certain subsidiaries of the Company. Cadiz also pledged all of its stock in the Company as collateral for its guarantee. The guarantees by the Sun World subsidiary guarantors are full, unconditional and joint and several. Additionally, management believes that the non-guarantor subsidiaries are inconsequential, both individually and in the aggregate, to the financial statements of the Company for all periods presented. The First Mortgage Notes mature April 15, 2004, but are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2001. The First Mortgage Notes include covenants, which restrict Cadiz ability to receive distributions from the Company.

    In December 2000, Sun World entered into a two year $5 million senior unsecured term loan. In connection with obtaining the loan, the Company issued 50,000 shares of Cadiz common stock as well as certain warrants to purchase shares of Cadiz common stock. The fair value of the stock and the warrants were recorded as a debt discount and are being amortized over the life of the loan.

    Pursuant to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", the warrants meet the definition of a derivative for the Company as the value of the warrants is tied to the market value of Cadiz stock. As such, the value of the warrants will be adjusted to fair value at each reporting date with the corresponding gain or loss being amortized over the remaining life of the note.

NOTE 10 - INCOME TAXES
-----------------------

   Significant components of the Company's deferred income tax assets and liabilities as of December 31, 2000 and 1999 are as follows (dollars in thousands):

                                                 December 31,
                                                2000      1999
                                                 ----      ----
   Deferred tax liabilities:
        Net fixed assets basis difference   $  8,077  $  8,093
        Other                                     48        48
                                            --------  ---------

          Total deferred tax liabilities        8,125     8,141
                                            --------  ---------
   Deferred tax assets:
        Net operating losses                   9,811     4,513
        Reserve for notes receivable           1,178     1,178
        State taxes                            1,854     1,854
        Other                                  1,728       944
                                            --------  ---------

          Total deferred tax assets            14,571     8,489

   Valuation allowance for deferred
        tax assets                           (11,893)   (5,795)
                                            --------  ---------

          Net deferred tax assets               2,678     2,694
                                            --------  ---------

          Net deferred tax liability         $  5,447  $  5,447
                                             ========  ========

   As of December 31, 2000, the Company has net operating loss (NOL) carryforwards of approximately $24.3 million for federal income tax purposes. Such carryforwards expire in varying amounts through the year 2020. As of December 31, 2000, the Company has state NOL carryforwards of approximately $17.7 million. These NOL carryforwards expire in varying amounts through the year 2010.

   A reconciliation of the income tax expense to the statutory federal income tax rate is as follows (dollars in thousands):

                                                  Year Ended
                                                 December 31,
                                               2000       1999
                                               ----       ----

  Expected federal income tax benefit
     at 34%                                 $ (4,779)   $   (194)
  Loss with no tax benefit provided             4,742         139
  State income tax                                147           -
  Other non-deductible expenses                    50          55
                                            --------  ---------

       Income tax expense                   $     160   $       -
                                            =========   =========

NOTE 11 - EMPLOYEE BENEFIT PLANS
-------------------------------

   The Company participates in the Cadiz Inc. 401(k) Plan for its salaried employees. Employees must work 1,000 hours and have completed one year of service to be eligible to participate in this plan. The Company matches 75% of the first four percent deferred by an employee up to $1,600 per year. In addition, the Company maintains a defined contribution pension plan covering substantially all of its employees who (i) are not covered by a collective bargaining agreement, (ii) have at least one year of service and (iii) have worked at least 1,000 hours. Contributions are 2% of each covered employee's salary. For those hourly employees covered under a collective bargaining agreement, contributions are made to a multi-employer pension plan in accordance with negotiated labor contracts and are generally based on the number of hours worked.


NOTE 12 - RELATED PARTY TRANSACTIONS
------------------------------------

   Cadiz owns approximately 1,600 acres of irrigated farmland in San Bernardino County consisting primarily of citrus and grapes. Pursuant to a ten year lease entered into as of the acquisition date, the Company is responsible for the production, packing and handling, and marketing of the products on the Cadiz property. Pursuant to the lease as amended in April 1997, Cadiz is to receive annual land rent of $250 per acre or $400,000. In addition, the Company entered into a service agreement with Cadiz in which Cadiz provides management and financial services to the Company. The term of the agreement is ten years with an annual fee of $1.5 million. The agreement provides for certain other reimbursement of expenses incurred on behalf of the Company. The Company made payments to Cadiz of $2.3 million for 2000, and $2.4 million for 1999 and 1998 pursuant to the services agreement and the lease agreement mentioned above. In addition, the Company purchased a citrus ranch from Cadiz at book value of $1.5 million in January 1999.

   The Company has intercompany revolving credit agreements whereby the Company can loan or borrow from Cadiz as needed. No amount was outstanding under the intercompany revolving credit agreement as of December 31, 2000 or 1999.


NOTE 13 - CONTINGENCIES
-----------------------

     In the normal course of its agricultural operations, the Company handles, stores, transports and dispenses products identified as hazardous materials. Regulatory agencies periodically conduct inspections and, currently, there are no pending claims with respect to hazardous materials.

     Prior to the acquisition of the Company by Cadiz in 1996, the Internal Revenue Service (IRS) had filed claims against the Company and certain of its subsidiaries (collectively "the Sun World Claimants"), for taxes refunded for workers that the IRS claims were employees. The Sun World Claimants contend that the workers are excluded from the definition of employment under the Internal Revenue Code. On January 21, 1998, the District Court ruled in favor of one of the Sun World claimants. The IRS appealed the decision. In October 2000, the Company entered into a full settlement of the claim with the IRS, which did not have a material adverse impact on the Company's financial condition.

     The Company is involved in other legal and administrative proceedings and claims. In the opinion of management, the ultimate outcome of each proceeding or all such proceedings combined will not have a material adverse impact on the Company's financial statements.