Form 10-Q
period 2001-03-31
CADIZ INC
filed 2001-05-15
CIK 727273

Securities and Exchange Commission

                         Washington, D. C. 20549

                                FORM 10-Q

       [X] Quarterly report pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

              For the quarterly period ended March 31, 2001

                                   or

     [  ]  Transition report pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

                  For the transition period from..to...

                     Commission File Number 0-12114
                        -------------------------
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

                                       Name of Each Exchange
     Title of Each Class                on Which registered
     -------------------                 -----------------
             None                               None

       Securities Registered Pursuant to Section 12(g) of the Act:
                              Common Stock
                            (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes   X    No____

The number of shares outstanding of each of the Registrant's classes of Common Stock at May 10, 2001 was 35,792,872 shares of Common Stock, par value $0.01.
                               CADIZ INC.

                                  INDEX

For the Three Months Ended March 31, 2001                 Page


PART I - FINANCIAL INFORMATION

1.   CADIZ INC. CONSOLIDATED FINANCIAL STATEMENTS

  Statement of Operations for the three months ended
     March 31, 2001 and 2000. . . . . . . . . . . . . . . . . . . . 2

  Balance Sheet as of March 31, 2001 and
     December 31, 2000. . . . . . . . . . . . . . . . . . . . . . . 3

  Statement of Cash Flows for the three months ended
     March 31, 2001 and 2000. . . . . . . . . . . . . . . . . . . . 4

  Statement of Stockholders' Equity for the
     three months ended March 31, 2001. . . . . . . . . . . . . . . 5

  Notes to the Consolidated Financial Statements. . . . . . . . . . 6

  SUN WORLD INTERNATIONAL, INC.
  CONSOLIDATED FINANCIAL STATEMENTS

  Statement of Operations for the three months
     ended March 31, 2001 and 2000. . . . . . . . . . . . . . . . . 13

  Balance Sheet as of March 31, 2001 and
     December 31, 2000. . . . . . . . . . . . . . . . . . . . . . . 14

  Statement of Cash Flows for the three months
     ended March 31, 2001 and 2000. . . . . . . . . . . . . . . . . 15

  Statement of Stockholder's Equity for the
     three months ended March 31, 2001. . . . . . . . . . . . . . . 16

  Notes to the Consolidated Financial Statements. . . . . . . . . . 17


2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF
     OPERATIONS. . . .. . . . . . . . . . . . . . . . . . . . . . . 19

3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
     ABOUT MARKET RISK . . . . . . . . . . . . . . . . . . . . . . .27


PART II  -  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . .28

                               CADIZ INC.

                  CONSOLIDATED STATEMENT OF OPERATIONS
                               (UNAUDITED)

For the Three Months Ended March 31,                2001      2000
                                                    ----      ----

                                ($ in thousands except per share data)


Revenues                                        $  7,371  $  7,936
Special litigation recovery                        7,929         -
                                                 -------   -------

 Total Revenues                                   15,300     7,936
                                                 -------   -------
Costs and expenses:
 Cost of sales                                     7,941     8,491
 General and administrative                        3,279     2,912
 Special litigation                                    -       173
 Non-recurring
  compensation expense (Note 4)                    5,537         -
 Depreciation and amortization                       834       700
                                                 -------   -------

 Total costs and expenses                         17,591    12,276
                                                 -------   -------

Operating loss                                   (2,291)   (4,340)

Interest expense, net                              4,688     4,502
                                                 -------   -------

Net loss                                         (6,979)   (8,842)

Less:Preferred stock dividends                       113         -
     Imputed dividend on preferred stock              73         -
                                                 -------   -------

Net loss applicable to common stock             $(7,165)  $(8,842)
                                                =======   =======

Basic and diluted net loss per common share     $  (.20)    $(.25)
                                                ========  =======
Basic and diluted weighted average
 shares outstanding                               35,691    35,219
                                                 =======   =======

     See accompanying notes to the consolidated financial statements.

                               CADIZ INC.

                       CONSOLIDATED BALANCE SHEET



                                                 (UNAUDITED)
                                                  March 31,  December 31
                                                     2001      2000
                                                     ----      ----
                                                   ($ in thousands)
ASSETS
Current assets:
 Cash and cash equivalents                     $     335   $   4,768
 Accounts receivable, net                          5,862       7,884
 Inventories                                      22,212      15,203
 Prepaid expenses and other                          723         631
                                                  --------  --------

    Total current assets                          29,132      28,486

Property, plant, equipment and
 water programs, net                             166,979     164,824

Other assets                                      11,554      11,784
                                                 -------    --------

                                               $ 207,665   $ 205,094
                                                 =======    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                              $   7,590   $ 9,377
 Accrued liabilities                               7,780     5,815
 Revolving credit facility                         3,625         -
 Long-term debt, current portion                  24,908       859
                                                  --------  -------

    Total current liabilities                     43,903    16,051

Long-term debt                                   121,568   145,610

Deferred income taxes                              5,447     5,447

Other liabilities                                    458       313

Commitments and contingencies

 Series D redeemable convertible
 preferred stock - $0.01 par value:
 5,000 shares authorized; shares
 issued and outstanding -
 5,000 at March 31, 2001 and
 December 31, 2000                                 4,024     3,950

Stockholders' equity:

 Common stock - $.01 par value;
 70,000,000 shares authorized;
 shares issued and outstanding
 35,709,924 at March 31, 2001
 and 35,674,674 at December 31, 2000                 357       357

Additional paid-in capital                       148,227   142,706

Accumulated deficit                             (116,319) (109,340)
                                                --------   -------

 Total stockholders' equity                       32,265    33,723
                                                --------  --------

                                               $ 207,665 $ 205,094
                                                ========  ========


     See accompanying notes to the consolidated financial statements.


                               CADIZ INC.


                  CONSOLIDATED STATEMENT OF CASH FLOWS

                               (UNAUDITED)



For the Three Months Ended March 31,                2001      2000
                                                    ----      ----
                                                   ($ in thousands)
Cash flows from operating activities:
 Net loss                                        $(7,165)  $(8,842)
 Adjustments to reconcile net
  loss from operations
  to cash used for operating activities:
    Depreciation and amortization                  1,529     1,303
    Gain on sale of assets                           (6)      (20)
    Land received in litigation recovery         (2,000)         -
    Share of partnership operations                    -      (31)
    Stock earned for services                      (313)     (313)
    Deferred stock compensation                      117         -
    Non-recurring compensation                     5,537         -
    Changes in operating assets
    and liabilities:
     Decrease in accounts receivable               2,022     1,439
     Increase in inventories                     (5,597)   (9,051)
     (Increase) decrease in prepaid
      expenses and other                            (92)        17
     (Decrease) increase in accounts payable     (1,787)     1,702
     Increase in accrued liabilities               1,853     1,824
     Increase (decrease) in other liabilities         28       (5)
                                                 --------- ---------

    Net cash used for operating activities       (5,874)   (11,977)
                                                 -------  --------
Cash flows from investing activities:
 Additions to property, plant
  and equipment                                    (479)     (449)
 Proceeds from disposal of property,
  plant and equipment                                 7        38
 Additions to water programs                       (439)     (297)
 Additions to developing crops                     (805)   (1,278)
 Increase in other assets                          (172)     (118)
                                                 -------  -------

    Net cash used for investing activities       (1,888)   (2,104)
                                                 -------  --------
Cash flows from financing activities:
 Net proceeds from issuance of stock                 170       174
 Principal payments on long-term debt              (466)     (177)
 Net proceeds from short-term debt                 3,625    10,100
                                                 -------   -------

    Net cash provided by financing activities      3,329    10,097
                                                 -------   -------

Net decrease in cash and cash equivalents        (4,433)   (3,984)

Cash and cash equivalents,
 beginning of period                               4,768     4,537
                                                 -------  --------
Cash and cash equivalents,
 end of period                                   $   335   $   553
                                                 =======   =======


     See accompanying notes to the consolidated financial statements.


                               CADIZ INC.

             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               (UNAUDITED)


For the Three Months Ended March 31, 2001

($ in thousands)
                                                              Total
                                        Additional            Stock-
                          Common Stock   Paid-in Accumulated holders'
                         Shares  Amount  Capital   Deficit    Equity
                         -----   -----    ------    ------    -----

Balance as
  of December
  31, 2000          35,674,674 $ 357  $ 142,706  $(109,340) $33,723

Exercise of
  stock options         35,250     -        170          -      170

Non-recurring
  compensation               -     -      5,537          -    5,537

Imputed dividend
  on preferred
  stock                      -     -       (73)          -     (73)

Accrued preferred
  stock dividends            -     -      (113)          -    (113)

Net loss                     -     -          -    (6,979)  (6,979)
                     --------- -----    -------   --------   ------

Balance as of
  March 31, 2001    35,709,924 $ 357  $ 148,227  $(116,319) $32,265
                    ==========  ====  =========   ========   ======


    See accompanying notes to the consolidated financial statements.

                               CADIZ INC.


             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION
------------------------------

     The Consolidated Financial Statements have been prepared by the Company without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's latest Form 10-K for the year ended December 31, 2000. The foregoing Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary, Sun World International, Inc. and its subsidiaries, collectively referred to as Sun World, and contain all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

     See Note 2 to the Consolidated Financial Statements included in the Company's latest Form 10-K for a discussion of the Company's accounting policies.

NOTE 2 - INVENTORIES
--------------------

     Inventories consist of the following (dollars in thousands):

                                          March 31,  December 31,
                                             2001       2000
                                             ----       ----

     Growing crops                        $ 18,155    $ 11,538
     Pepper seed                               166         257
     Harvested product                          58         528
     Materials and supplies                  3,833       2,880
                                          --------    ----------

                                          $ 22,212    $ 15,203
                                          =========    ========
NOTE 3- LONG-TERM DEBT
----------------------

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

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Condensed consolidating financial information as of and for the three months ended March 31, 2001 and 2000 for the Company is as follows (in thousands):


CONSOLIDATING STATEMENT
OF OPERATIONS INFORMATION
QUARTER ENDED MARCH 31, 2001              Sun     Elimi-   Consoli-
                               Cadiz     World   nations    dated
                               -----     -----   -------    -----

Revenues                    $     478  $  7,368 $  (475)  $  7,371
Special litigation
 recovery                       7,929         -        -     7,929
                             --------  --------  -------   -------

  Total revenues                8,407     7,368    (475)    15,300
                             --------  --------  -------   -------

Costs and expenses:
  Cost of sales                    30     8,051    (140)     7,941
  General and
   administrative               1,514     2,140    (375)     3,279
  Non-recurring
   compensation expense         2,584     2,953        -     5,537
  Depreciation and
    amortization                  288       546        -       834
                             --------  --------  -------   -------

  Total costs and expenses      4,416    13,690    (515)    17,591
                             --------  --------  -------   -------

Operating profit (loss)         3,991   (6,322)       40   (2,291)
Interest expense, net             812    3,914       (38)   4,688
                             --------  --------  -------   -------

Net loss                        3,179  (10,236)       78   (6,979)

Less: Preferred stock
       dividends                  113         -        -       113
      Imputed dividend on
       preferred stock             73         -        -        73
                             --------  --------  -------   -------

Net loss applicable to
  common stock              $   2,993 $(10,236) $    78   $ (7,165)
                            =========  ========  =======   =======

CONSOLIDATING BALANCE
SHEET INFORMATION
MARCH 31, 2001                            Sun     Elimi-   Consoli-
                               Cadiz     World   nations    dated
                               -----     -----   -------    -----
ASSETS

Current assets:
  Cash and cash
    equivalents             $       -  $    335  $     -  $    335
  Accounts
   receivable, net                  3     5,859        -     5,862
  Due from affiliate            6,774         -   (6,774)        -
  Inventories                       -    22,374     (162)   22,212
  Prepaid expenses
   and other                      211       512        -       723
                             --------  --------  -------   -------

    Total current assets        6,988    29,080   (6,936)   29,132

Investment in subsidiary        9,972         -   (9,972)        -
Property, plant, equipment
  and water programs, net      41,113   125,866        -   166,979
Other assets                    4,154     7,400        -    11,554
                             --------  --------  -------   -------

                            $  62,227  $162,346  $(16,908)$207,665
                            =========  ========  =======   =======

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable          $   1,297  $  6,293  $     -  $  7,590
  Accrued liabilities             406     7,374        -     7,780
  Due to affiliate                  -     6,976   (6,976)        -
  Revolving credit
    facility                        -     3,625        -     3,625
  Long-term debt,
    current portion            23,992       916        -    24,908
                             --------  --------  -------   -------

     Total current
      liabilities              25,695    25,184   (6,976)   43,903

Long-term debt                      -   121,606      (38)  121,568
Deferred income taxes               -     5,447        -     5,447
Other liabilities                 159       299        -       458
Redeemable preferred stock      4,024         -        -     4,024

Stockholders' equity:
Common stock                      357         -        -       357
Additional paid-in
  capital                     148,227    38,278  (38,278)  148,227
Accumulated deficit         (116,235)  (28,468)   28,384  (116,319)
                             --------  --------  -------   -------
  Total stockholders'
    equity                     32,349     9,810  (9,894)    32,265
                             --------  --------  -------   -------

                            $  62,227  $162,346  $(16,908)$207,665
                            =========  ========  =======   =======

CONSOLIDATING STATEMENT
OF CASH FLOW INFORMATION
QUARTER ENDED
MARCH 31, 2001                            Sun     Elimi-   Consoli-
                               Cadiz     World   nations    dated
                               -----     -----   -------    -----
Net cash provided by
 (used for) operating
   activities               $   4,411  $(10,285) $     -  $(5,874)
                             --------  --------  -------   -------
Cash flows from
  investing activities:
  Additions to property,
    plant and equipment          (16)     (463)        -     (479)
  Proceeds from disposal
    of property,
    plant and equipment            -         7         -        7
  Additions to
   water programs               (439)         -        -     (439)
  Additions to
   developing crops              (44)     (761)        -     (805)
  Increase in other assets       (43)     (129)        -     (172)
                             --------  --------  -------   -------

Net cash used for
  investing activities          (542)   (1,346)        -   (1,888)
                             --------  --------  -------   -------

Cash flows from
  financing activities:
  Net proceeds from
    issuance of stock             170         -        -       170
  Principal payments
    on long-term debt           (250)     (216)        -      (466)
  Borrowings from
    intercompany
    revolver, net              (6,888)   6,888         -         -
  Net proceeds from
    short-term borrowings           -    3,625         -     3,625
                             --------  --------  -------   -------

Net cash (used for)
  provided by financing
  activities                  (6,968)   10,297         -     3,329
                             --------  --------  -------   -------

Net decrease in cash and
  cash equivalents            (3,099)   (1,334)        -    (4,433)

Cash and cash equivalents,
  beginning of period           3,099    1,669         -     4,768
                             --------  --------  -------   -------

Cash and cash equivalents,
  end of period             $       -  $   335  $      -  $    335
                            =========  ========  =======   =======

CONSOLIDATING BALANCE
SHEET INFORMATION
DECEMBER 31, 2000                         Sun     Elimi-   Consoli-
                               Cadiz     World   nations    dated
                               -----     -----   -------    -----
ASSETS

Current assets:
  Cash and cash
   equivalents              $   3,099  $  1,669  $     -  $  4,768
  Accounts receivable,
   net                              7     7,879      (2)     7,884
  Inventories                       -    15,405    (202)    15,203
  Prepaid expenses
   and other                      212       419       -        631
                             --------  --------  -------   -------

    Total current assets        3,318    25,372    (204)    28,486

Investment in subsidiary       17,093         - (17,093)         -
Property, plant, equipment
 and water programs, net       38,842   125,982       -    164,824
Other assets                    4,199     7,585       -     11,784
                             --------  --------  -------   -------

                            $  63,452  $158,939  $(17,297)$205,094
                            =========  ========  =======   =======

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable          $   1,209  $  8,170  $   (2)  $  9,377
  Accrued liabilities             349     5,466       -      5,815
  Due to affiliate                202         -    (202)         -
  Long-term debt,
    current portion                 -       859       -        859
                             --------  --------  -------   -------

     Total current
      liabilities               1,760    14,495    (204)    16,051

Long-term debt                 23,912   121,698       -    145,610
Deferred income taxes               -     5,447       -      5,447
Other liabilities                 107       206       -        313
Redeemable preferred
  stock                         3,950         -       -      3,950

Stockholders' equity:
Common stock                      357         -       -        357
Additional paid-in
  capital                     142,706    35,325 (35,325)   142,706
Accumulated deficit         (109,340)  (18,232)  18,232   (109,340)
                             --------  --------  -------   -------

  Total stockholders'
    equity                     33,723    17,093 (17,093)    33,723
                             --------  --------  -------   -------

                            $  63,452  $158,939 $(17,297)$ 205,094
                            =========  ========  =======   =======

CONSOLIDATING STATEMENT
OF OPERATIONS
INFORMATION QUARTER
ENDED MARCH 31, 2000                      Sun     Elimi-   Consoli-
                               Cadiz     World   nations    dated
                               -----     -----   -------    -----

Revenues                      $   496   $ 7,915  $ (475)  $  7,936
                             --------  --------  -------   -------

Costs and expenses:
  Cost of sales                    25     8,809    (343)     8,491
  General and
   administrative               1,018     2,269    (375)     2,912
  Special litigation              173         -        -       173
  Depreciation and
   amortization                   300       400        -       700
                             --------  --------  -------   -------

  Total costs and
   expenses                     1,516    11,478    (718)    12,276
                             --------  --------  -------   -------

Operating profit (loss)       (1,020)   (3,563)      243   (4,340)

Interest expense, net             888     3,614        -     4,502
                             --------  --------  -------   -------

Net loss                      $(1,908)  $(7,177)  $  243  $(8,842)
                            =========  ========  =======   =======

CONSOLIDATING STATEMENT
OF CASH FLOW
INFORMATION QUARTER
ENDED MARCH 31, 2000                      Sun     Elimi-   Consoli-
                               Cadiz     World   nations    dated
                               -----     -----   -------    -----
Net cash used for
 operating activities       $ (1,022)  $(10,955) $     -  $(11,977)
                             --------  --------  -------   -------

Cash flows from
  investing activities:
  Additions to property,
    plant and equipment         (158)     (291)        -     (449)
  Proceeds from disposal
    of property,
    plant and equipment            2        36         -       38
  Additions to water
    programs                    (297)        -         -     (297)
  Additions to
   developing crops                 -   (1,278)        -   (1,278)
  Increase in other
   assets                         (9)     (109)        -     (118)
                             --------  --------  -------   -------
Net cash used for
  investing activities          (462)   (1,642)        -   (2,104)
                             --------  --------  -------   -------
Cash flows from
  financing activities:
  Net proceeds from
    issuance of stock             174        -         -      174
  Borrowings from
   intercompany
   revolver, net               (2,697)   2,697         -        -
  Principal payments
   on long-term debt              (3)     (174)        -     (177)
  Net proceeds from
   short-term debt                  -    10,100        -    10,100
                             --------  --------  -------   -------
Net cash provided by
  (used for)financing
  activities                  (2,526)    12,623        -    10,097
                             --------  --------  -------   -------
Net (decrease) increase
  in cash and
  cash equivalents            (4,010)        26        -   (3,984)

Cash and cash
  equivalents, beginning
  of period                     4,145       392        -     4,537
                             --------  --------  -------   -------
Cash and cash
  equivalents,
  end of period             $     135  $    418  $     -  $    553
                            =========  ========  =======   =======

NOTE 4 - NON-RECURRING COMPENSATION EXPENSE
-------------------------------------------

     In March 2001, the Company agreed to issue 564,163 deferred stock units to certain senior managers of Cadiz and Sun World. These deferred stock units were issued in exchange for the cancellation of 1,055,000 fully vested options to purchase the Company's common stock held by the senior managers. The number of the deferred stock units issued was calculated based on the average closing price for the 10 business days following the filing of the Company's Annual Report on Form 10-K on March 29, 2001. Each deferred stock unit is exchangeable for one share of the Company's common stock at the end of the deferral period elected by the holder. The Company recorded a one-time charge of $5,537,000 and no cash was expended in connection with the issuance of the deferred stock units.


                      SUN WORLD INTERNATIONAL, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

            CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                               Three Months Ended
                                                   March 31,
($ in thousands)                                 2001      2000
                                                 ----      ----


Revenues                                       $   7,368  $  7,915
                                               ---------- ---------
Costs and expenses:
 Cost of sales                                     8,051     8,809
 General and administrative                        2,140     2,269
 Non-recurring compensation
   expense (Note 3)                                2,953         -
 Depreciation and amortization                       546       400
                                               ---------- ---------

	Total costs and expenses                    13,690    11,478
                                               ---------- ---------

Operating loss                                    (6,322)   (3,563)

Interest expense, net                              3,914     3,614
                                               ---------- ---------

 Net loss                                      $ (10,236) $ (7,177)
                                               ========   ========


    See accompanying notes to the consolidated financial statements.



                      SUN WORLD INTERNATIONAL, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

                       Consolidated Balance Sheet



                                              (UNAUDITED)
                                               March 31,  December 31,
 ($ in thousands)                                 2001       2000
                                                  ----       ----

ASSETS

Current assets:
 Cash and cash equivalents                    $     335  $   1,669
 Accounts receivable, net                         5,859      7,879
 Inventories                                     22,374     15,405
 Prepaid expenses and other                         512        419
                                               ---------- ---------

    Total current assets                         29,080     25,372

Investment in partnership                             -          -

Property, plant, equipment,
  and water programs, net                        125,866    125,982

Other assets                                       7,400      7,585
                                               ---------- ---------

 Total assets                                 $  162,346  $ 158,939
                                               ========== =========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Accounts payable                             $    6,293  $   8,170
 Accrued liabilities                               7,374      5,466
 Due to parent                                     6,976          -
 Revolving credit facility                         3,625          -
 Long-term debt, current portion                     916        859
                                               ---------- ---------

     Total current liabilities                    25,184     14,495

Long-term debt                                   121,606    121,698

Deferred income taxes                              5,447      5,447

Other liabilities                                    299        206

Commitments and contingencies

Stockholder's equity:
 Common stock, $.01 par value,
  300,000 shares authorized;
  42,000 shares issued and
  outstanding                                         -         -
 Additional paid-in capital                      38,278     35,325
 Accumulated deficit                            (28,468)   (18,232)
                                               ---------- ---------

  Total stockholder's equity                      9,810     17,093
                                               ---------- ---------

 Total liabilities and stockholder's equity   $ 162,346  $ 158,939
                                               ========== =========


    See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                  Three Months Ended
                                                     March 31,
($ in thousands)                                   2001      2000
                                                   ----      ----


Cash flows from operating activities:
Net loss                                      $ (10,236) $ (7,177)
Adjustments to reconcile
net loss to net cash
used for operating activities:
  Depreciation and amortization                     919       591
  Gain on disposal of assets                         (6)      (19)
  Stock earned for services                        (313)     (313)
  Share of partnership operations                     -       (31)
  Deferred stock compensation                        66         -
  Non-recurring compensation                      2,953         -
  Changes in operating assets
  and liabilities:
   Decrease in accounts receivable                2,020     1,436
   Increase in inventories                       (5,741)   (8,809)
   (Increase) decrease in prepaid
     expenses and other                             (93)       15
   (Decrease) increase in
     accounts payable                            (1,877)    1,198
   Increase in accrued liabilities                1,908     1,998
   Increase in due to parent                         88       161
   Increase (decrease) in
     other liabilities                               27        (5)
                                               --------   -------

  Net cash used for operating activities        (10,285)  (10,955)
                                                --------  --------

Cash flows from investing activities:
Additions to property,
plant, equipment,
and water programs                                 (463)     (291)
Proceeds from disposal
of property, plant and equipment                      7        36
Additions to developing crops                      (761)   (1,278)
Increase in other assets                           (129)     (109)
                                                 -------   -------

  Net cash used for investing activities         (1,346)   (1,642)
                                                --------  --------

Cash flows from financing activities:
 Principal payments on
  long-term debt                                   (216)     (174)
 Borrowings from intercompany
  revolver, net                                   6,888     2,697
 Proceeds from short-term borrowings              3,625    10,100
                                                 ------    ------

  Net cash provided by
  financing activities                           10,297    12,623
                                                 ------   -------

Net (decrease) increase in
 cash and cash equivalents                       (1,334)       26

Cash and cash equivalents at
 beginning of period                              1,669       392
                                                -------   -------

Cash and cash equivalents
 at end of period                              $    335  $    418
                                               ========  ========


    See accompanying notes to the consolidated financial statements.


                      SUN WORLD INTERNATIONAL, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

       CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (UNAUDITED)



For the Three Months Ended March 31, 2001

($ in thousands)

                                                              Total
                                        Additional            Stock-
                          Common Stock   Paid-in Accumulated holders'
                         Shares  Amount  Capital   Deficit    Equity
                         -----   -----    ------    ------    -----


Balance as of
December 31, 2000        42,000  $   -  $ 35,325 $ (18,232)   $17,093

Non-recurring
compensation                  -      -     2,953         -      2,953

Net loss                      -      -         -   (10,236)   (10,236)
                         ------- -----   -------  ---------   -------
Balance as of
March 31, 2001           42,000  $   -  $ 38,278 $ (28,468)   $ 9,810
                       ========= ====== ========  =========   =======


    See accompanying notes to the consolidated financial statements.


                      SUN WORLD INTERNATIONAL, INC.
                (A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

               Notes to Consolidated Financial Statements



NOTE 1 - BASIS OF PRESENTATION
------------------------------

     The Consolidated Financial Statements have been prepared by Sun World International, Inc. and its subsidiaries ("Sun World") without audit and should be read in conjunction with the Sun World Consolidated Financial Statements and notes thereto included in the Cadiz Inc. Form 10-K for the year ended December 31, 2000. The foregoing Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, which Sun World considers necessary for a fair presentation. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

     See Note 2 to the Sun World Consolidated Financial Statements included in the Cadiz Inc. latest Form 10-K for a discussion of Sun World's accounting policies.

NOTE 2 - INVENTORIES
----------------------

     Inventories consist of the following (dollars in thousands):

                                         March 31,    December 31,
                                            2001          2000
                                            ----          ----

     Growing crops                        $ 18,317      $11,740
     Pepper seed                               166          257
     Harvested product                          58          528
     Materials and supplies                  3,833        2,880
                                          -------       -------

                                          $ 22,374      $15,405
                                          =========     ========

NOTE 3 - NON-RECURRING COMPENSATION EXPENSE
-------------------------------------------

     In March 2001, Cadiz agreed to issue 300,860 deferred stock units to certain senior managers of Sun World. These deferred stock units were issued in exchange for the cancellation of 565,000 fully vested options to purchase Cadiz common stock held by the senior managers. The number of the deferred stock units issued was calculated based on the average closing price for the 10 business days following the filing of the Cadiz Inc. Annual Report on Form 10-K on March 29, 2001. Each deferred stock unit is exchangeable for one share of Cadiz common stock at the end of the deferral period elected by the holder. Sun World recorded a one-time charge and a contribution to capital by Cadiz of $2,953,000 in connection with the issuance of the deferred stock units. No cash was expended in connection with the issuance of the deferred stock units.

NOTE 4 - DERIVATIVE INSTRUMENTS
-------------------------------
     In December 2000, in connection with a $5 million unsecured term loan to the Company, Cadiz issued certain warrants to purchase shares of Cadiz' common stock. Pursuant to Statement of Financial Accounting Standards No. 133 ("SFAS" 133), "Accounting for Derivative Instruments and Hedging Activities," the warrants meet the definition of a derivative instrument. The adoption of SFAS 133 effective January 1, 2001 did not have a material impact on the financial statements.



                                CADIZ INC


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

RESULTS OF OPERATIONS

     The financial statements set forth herein as of and for the three months ended March 31, 2001 and 2000 reflect the results of operations for the Company and its wholly-owned subsidiaries, including Sun World International, Inc. ("Sun World").

     A summary of the Sun World elements which management of the Company believes is essential to an analysis of the results of operations for such periods are presented below. For purposes of this summary, the term Sun World will be used, when the context so requires, with respect to the operations and activities of the Company's Sun World subsidiary, and the term Cadiz will be used, when the context so requires, with respect to those operations and activities of the Company not involving Sun World.

     The Company's net income or loss in future fiscal periods will be largely reflective of (a) the operations of the Company's water development activities including the Cadiz Groundwater Storage and Dry-Year Supply Program (the "Cadiz Program") and (b) the operations of Sun World. Sun World conducts its operations through four operating divisions: farming, packing, marketing and proprietary product development. Net income from farming operations varies from year to year primarily due to yield and pricing fluctuations which can be significantly influenced by weather conditions, and are, therefore, generally subject to greater annual variation than Sun World's other divisions. However, the geographic distribution of Sun World's farming operations and the diversity of its crop mix makes it unlikely that adverse weather conditions would affect all of Sun World's properties or all of its crops in any single year. Nevertheless, net profit from Sun World's packing, marketing and proprietary product development operations tends to be more consistent from year to year than net profit from Sun World's farming operations. Packing and marketing revenues from third party growers currently represent less than ten percent (10%) of total annual Company revenues. Sun World has entered into agreements internationally to license selected proprietary fruit varieties and continues to pursue additional domestic and international licensing opportunities. License revenues also currently represent less than ten percent (10%) of total annual Company revenues.

     The following discussion contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements throughout this document. Specific factors that may cause such a difference include, but are not limited to, price and yield fluctuations in the agricultural operations, seasonality, and timing and terms of various approvals required to complete the Cadiz Program. See additional discussion under the heading "Certain Trends and Uncertainties" in Item 7 of the Company's latest Form 10-K.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED
----------------------------------------------------------------
MARCH 31, 2000
--------------

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

     The table below sets forth, for the periods indicated, the results of operations for the Company's four main operating divisions (before elimination of any interdivisional charges) as well as the categories of costs and expenses incurred by the Company which are not included within the divisional results (in thousands):

                                          Three Months Ended
                                              March 31,
                                            2001      2000
                                            ----      ----
     Divisional net income (loss):
       Farming                             $ (740)   $  (859)
       Packing                                (56)      (186)
       Marketing                             (316)      (254)
       Proprietary product
         development                          148        338
                                           -------   ---------

                                             (964)      (961)

          General and administrative        2,885      2,506
          Special litigation               (7,929)       173
          Non-recurring
            compensation expense            5,537          -
          Depreciation and amortization       834        700
          Interest expense, net             4,688      4,502
                                           -------  --------

          Net loss                       $ (6,979)  $ (8,842)
                                          ========  =========

     FARMING OPERATIONS. Net loss from farming operations totaled $(0.7) million for the three months ended March 31, 2001, compared to net loss of $(0.9) million for the three months ended March 31, 2000. Farming revenues were $5.8 million and farming expenses were $6.5 million for the first quarter of 2001. For the first quarter of 2000, farming revenues were $5.7 million and farming expenses were $6.6 million. Farming revenues and expenses generated in the first quarter of 2001 are primarily due to harvesting and sales of navel oranges and lemons. During the quarter ended March 31, 2001, the increase in farming results primarily resulted from (a) the elimination of the Mexico pepper program which was unprofitable in 2000, (b) increased F.O.B. prices and yields for navel oranges offset by (c) lower F.O.B. prices for lemons.

     PACKING OPERATIONS. For the quarter ended March 31, 2001, Sun World's packing and handling facilities contributed revenues of $2.6 million offset by $2.7 million of expenses for a net loss of $(0.1) million compared to a net loss of $(0.2) million for the quarter ended March 31, 2000. For the first quarter of 2000, Sun World generated revenues of $2.5 million and expenses of $2.7 million. Packing operations generally reflect a loss in the first quarter of the year as less than 10% of the annual volume is packed or handled during the first quarter which does not provide adequate revenues to cover fixed infrastructure costs associated with the packing and handling facilities. Units packed during the quarter totaled 0.7 million in 2001 and 2000. The increase in profitability was primarily due to the increased volumes of Company-farmed lemons that were packed at the Kimberlina facility during the first quarter of 2001.

     MARKETING OPERATIONS. Sun World's marketing operations include the selling, merchandising and promoting of Sun World grown products, as well as providing these services for third party growers. During the three months ended March 31, 2001, a total of approximately 0.8 million units were sold, consisting primarily of Sun World-grown lemons and navel oranges, and citrus from domestic third party growers in Coachella. These unit sales resulted in marketing revenues of $0.5 million offset by marketing expenses of $0.8 million resulting in a net loss of $(0.3) million for the first quarter of 2001. For the first quarter of 2000, Sun World marketed 0.9 million units and generated revenues of $0.7 million offset by expenses of $1.0 million resulting in a net loss of $(0.3) million. The decreased units marketed and revenues primarily relate to the elimination of the Mexico pepper program in 2001 due to the venture being unprofitable during 1999 and 2000. Similar to the packing operations, marketing operations ordinarily reflect a loss during the first quarter of the year as less than 10% of the annual volume of units marketed are sold during the quarter.

     PROPRIETARY PRODUCT DEVELOPMENT. Sun World has a long history of product innovation, and its research and development center maintains a fruit breeding program that has introduced dozens of proprietary fruit varieties. During the three months ended March 31, 2001, net income from proprietary product development totaled $0.1 million consisting of revenues of $0.5 million offset by expenses of $0.4 million. For the three months ended March 31, 2000, net income from proprietary product development was $0.3 million consisting of revenues of $0.7 million offset by expenses of $0.4 million. Revenues decreased in 2001 compared to 2000 primarily due to the timing of international royalty income from South Africa. While total royalty income from sugraone table grapes in South Africa increased from the prior growing season, a larger portion of the table grape harvests in South Africa occurred in December 2000 for the 2000/2001 season as opposed to January 2000 for the 1999/2000 season.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses during the three months ended March 31, 2001 totaled $2.9 million compared to $2.5 million for the three months ended March 31, 2000 due primarily to incentive bonuses for senior executives approved in February 2001.

     SPECIAL LITIGATION. The Company was engaged in lawsuits against Waste Management seeking monetary damages arising from activities adverse to the Company in connection with a landfill, which until its defeat by the voters of San Bernardino County in 1996, was proposed to be located adjacent to the Company's Cadiz/Fenner Valley properties. In March 2001, the Company and Waste Management executed a settlement
agreement related to these lawsuits.   Pursuant to the settlement
agreement, Waste Management paid the Company $6 million in cash and granted to the Company an exclusive option to receive, at no cost to the Company, up to approximately 7,000 acres of real property in eastern San Bernadino County primarily adjacent to the Cadiz Program property. In April 2001, the Company exercised the option and as a consequence has acquired the subject property. The settlement resulted in net revenues recognized of $7.9 million for the three months ended March 2001.
During the three months ended March 31, 2000, expenses including litigation costs and professional fees totaled $0.2 million.

     NON-RECURRING COMPENSATION. In March 2001, the Company agreed to issue 564,163 deferred stock units to certain senior managers of Cadiz and Sun World. These deferred stock units were issued in exchange for the cancellation of 1,055,000 fully vested options to purchase the Company's common stock held by the senior managers. The number of the deferred stock units issued was calculated based on the average closing price for the 10 business days following the filing of the Company's Annual Report on Form 10-K on March 29, 2001. The Company recorded a one-time charge of $5,537,000 and no cash was expended in connection with the issuance of the deferred stock units.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three months ended March 31, 2001 and 2000 totaled $0.8 million compared to $0.7 million. The $0.1 million increase is due to depreciation associated with capital expenditures made over the past year as well as due to the timing of crop harvests.

     INTEREST EXPENSE, NET. Net interest expense totaled $4.7 million during the three months ended March 31, 2001, compared to $4.5 million during the same period in 2000. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                              Three Months Ended
                                                  March 31,
                                                2001      2000
                                                 ----     ----

     Interest on outstanding debt -
       Sun World                              $ 3,559   $ 3,483
     Interest on outstanding debt -
       Cadiz                                      463       490
     Amortization of financing costs              696       602
     Interest income                              (30)      (73)
                                              --------  --------

                                              $ 4,688   $ 4,502
                                              ========= ========

     The increase in interest on outstanding debt during 2001 is primarily due to (a) increased borrowings by Sun World in connection with the $5 million senior unsecured term loan obtained in December 2000 and (b) amortization of warrants issued for the extension of the Cadiz Revolver, Cadiz term loan and the Sun World senior unsecured term loan, partially offset by (c) lower interest costs for the Company's variable rate debt due to the reductions in interest rates during the first quarter of 2001. Financing costs, which include legal fees and warrants, are amortized over the life of the debt agreements.

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

     As of March 31, 2001, Cadiz was obligated for approximately $10.1 million under a senior term loan facility and $15 million under a $15 million revolving credit facility (the "Cadiz Revolver") with the same lender. In December 2000, the Company completed an extension of both facilities to a maturity date of January 31, 2002. Currently, the lender holds a senior deed of trust on substantially all of Cadiz' non-Sun World related property under the term loan facility and a second lien on substantially all of the non-Sun World assets of the Company under the Cadiz Revolver. The Company and the lender have historically structured their financing arrangement with a view toward effective implementation of the Cadiz Program. While the Company currently anticipates repayment of these facilities with monies to be received under the Cadiz Program, the Company may, if it deems appropriate, replace or renegotiate the terms of these facilities to accommodate other developments such as delays in the timetable for regulatory approvals of the Cadiz Program. The Company retains the right to maintain $25.5 million of senior debt secured by the Cadiz Program area lands pursuant to the definitive economic terms for the Cadiz Program agreed with Metropolitan Water District of Southern California ("Metropolitan").

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

     As the Company continues to actively pursue its business strategy, additional financing specifically in connection with the Company's water programs will be required. Responsibility for funding the design, construction and program implementation costs of the capital facilities for the Cadiz Groundwater Storage and Dry-Year Supply Program will, under currently developed principles and terms, be shared equally by the Company and Metropolitan. The Company is analyzing various alternatives for funding its share of the estimated $125 million to $150 million cost of the program capital facilities. These funding alternatives include (a) long-term financing arrangements and (b) utilization of monies to be received from Metropolitan for its initial payment for 600,000 acre-feet of groundwater storage. Based upon the results of analyses performed by investment banking firms retained by the Company, management believes that several alternative long-term financing arrangements are available to the Company.

SUN WORLD OBLIGATIONS

     Under Sun World's historical working capital cycle, working capital is required primarily to finance the costs of growing and harvesting crops, which generally occur from January through September with a peak need in June. Sun World harvests and sells the majority of its crops during the period from June through October, when it receives the majority of its revenues. In order to bridge the gap between incurrence of expenditures and receipt of revenues, large cash outlays are required each year, which are financed through a $30 million revolving credit agreement (the "Sun World Revolver"), which is guaranteed by Cadiz. Sun World obtained an extension of the Sun World Revolver in February 2001 for the 2001 growing season. As of March 31, 2001, $3.6 million was outstanding under the Sun World Revolver. Additionally, Sun World has an intercompany revolving credit agreement with the Company for seasonal working capital needs, as needed. $6.9 million was outstanding under the intercompany revolver as of March 31, 2001.

     In addition, Sun World has outstanding $115 million of First Mortgage Notes (the "Sun World Notes"), which will mature on April 15, 2004 and are publicly traded and registered under the Securities Act of 1933. The Sun World Notes are redeemable at the option of Sun World, in whole or in part, at any time on or after April 15, 2001. Interest accrues at the rate of 11-1/4% per annum and is payable semi-annually on April 15th and October 15th of each year. The Sun World Notes are secured by a first lien (subject to certain permitted liens) on substantially all of the assets of Sun World and its subsidiaries, other than growing crops, crop inventories and accounts receivable and proceeds thereof, which secure the Sun World Revolver, and certain real property pledged to third parties. The Sun World Notes are also secured by the guarantee of Cadiz and the pledge by Cadiz of all of the stock of Sun World.

     CASH USED FOR OPERATING ACTIVITIES. Cash used for operating activities totaled $5.9 million for the three months ended March 31, 2001, as compared to cash used for operating activities of $12.0 million for the three months ended March 31, 2000. The decrease in cash used for operating activities is primarily due to the $6 million in cash received in connection with the Rail-Cycle litigation settlement coupled with lower inventory balances compared to March 31, 2000, due to the removal or sale of approximately 1,300 acres of underperforming crops during the fourth quarter of 2000.

     CASH USED FOR INVESTING ACTIVITIES. Cash used for investing activities totaled $1.9 million for the three months ended March 31, 2001, as compared to $2.1 million for the same period in 2000. The decrease was primarily due to reduced capital expenditures for developing crops partially offset by increased expenditures for water programs.

     CASH PROVIDED BY FINANCING ACTIVITIES. Cash provided by financing activities totaled $3.3 million for the three months ended March 31, 2001, consisting primarily of $3.6 million of borrowings under the Sun World Revolver, compared to $10.1 million in 2000. Borrowings were down from prior year due to the monies received from the Rail-Cycle litigation settlement. Principal payments on long-term debt totaled $0.5 million for the three months ended March 31, 2001 compared to $0.2 million for the three months ended March 31, 2000. Net proceeds from the exercise of stock options totaled $0.2 million during the three months ended March 31, 2001 and March 31, 2000.

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

     Subsequently, Metropolitan, following extensive negotiations with the Company to further refine and finalize the Principles, submitted definitive economic terms and responsibilities ("Definitive Terms") to its Board of Directors. Metropolitan's Board of Directors approved the Definitive Terms at their April 2001 board meeting. The Definitive Terms will serve as the basis for a final agreement to be executed between Metropolitan and the Company. Execution of this final agreement will be subject to completion of the ongoing environmental review process for the Cadiz Program.

     Key provisions of the approved Definitive Terms are as follows:

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

     * As outlined above, Metropolitan's total minimum commitment for storage is 900,000 acre-feet. Metropolitan will pay for the initial 600,000 acre-feet of put and take activity upon final contract execution and completion of the environmental review ($54 million before CPI adjustment). Metropolitan will pay for an additional 300,000 acre-feet of put and take activity at the earlier of actual usage or 30,000 acre-foot annual increments during years 5-14 of Cadiz Program operations ($2,700,000 per year before CPI adjustment).

     * For transfer operations, Metropolitan shall purchase 30,000 acre-feet per year of indigenous groundwater for 25 years at $230 per acre-foot Transfer Fee, subject to a fair market value adjustment as described below. In addition, Cadiz may elect to either sell up to an additional 30,000 acre-feet per year of indigenous groundwater to third parties in Metropolitan's service area at fair market value, or require Metropolitan to purchase that amount of water at a fixed Transfer Fee of $230 per acre-foot. Accordingly, Metropolitan's total potential minimum commitment for the life of the Cadiz Program will be 1,500,000 acre-feet of indigenous groundwater. All transfers of indigenous groundwater, whether to Metropolitan or third parties, will be made in accordance with the terms and conditions of a Groundwater Monitoring and Management Plan ("Management Plan").

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

     Sun World currently services its indebtedness and meets its seasonal working capital needs utilizing available internal cash, the Sun World Revolver and, if necessary, through an intercompany revolver with Cadiz. Cadiz currently meets its ordinary working capital needs through a combination of available internal cash, quarterly management fee payments from Sun World, payments from Sun World under an agricultural lease whereby Sun World now operates the Company's 1,600 acres of developed agricultural property at Cadiz, California, and the exercise of outstanding stock options. Except for the foregoing, additional intercompany cash payments between Sun World and Cadiz are subject to certain restrictions under its current lending arrangements. In the event the Company requires additional cash beyond the foregoing to meet its working capital needs, the Company believes that additional debt and/or equity can be issued as needed for this purpose.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information about market risks for the three months ended March 31, 2001 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2000.

                      PART II  -  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS
          ------------------

       See "Item 3. Legal Proceedings" included in the Company's latest Form 10-K for a complete discussion.

       In connection with the Company's settlement of its actions against Waste Management, as described in the Company's latest Form 10-K, Waste Management granted to the Company an exclusive option to acquire up to approximately 7,000 acres of real property at no cost to the Company in eastern San Bernardino County, California (the "Option"). In April 2001, the Company exercised the Option and as a consequence has acquired the subject property.

Item 2   CHANGES IN SECURITIES AND USE OF PROCEEDS
         -----------------------------------------

      During the quarter ended March 31, 2001, the Company agreed to issue 564,163 deferred stock units to certain senior managers of the Company and Sun World in exchange for the cancellation of 1,055,000 fully vested options to purchase Cadiz common stock. See Note 4 to Cadiz Inc. Consolidated Financial Statements. The issuances of these deferred stock units were not registered under the Securities Act of 1933, as amended (the "Securities Act"). The Company believes that such issuances were exempt from the registration requirements of the Securities Act by virtue of
      Section 3(a)(9) thereof as transactions involving securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

Item 3   DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

         Not applicable.

Item 4.    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
         --------------------------------------------------

     A. The annual meeting of the stockholders of the Company was held on May 14, 2001. The stockholders took the following action at the meeting:

       1. Elected Keith Brackpool, Anthony Coelho, Murray H. Hutchison, Dwight W. Makins, Mitt Parker and Timothy J. Shaheen to the Company's Board of Directors. Mr. Brackpool was elected by the vote of 29,220,052 in favor and 146,589 withheld and no broker non-votes. Mr. Coelho was elected by the vote of 29,361,241 in favor and 5,400 withheld and no broker non-votes. Mr. Hutchison was elected by the vote of 29,256,841 in favor and 109,800 withheld and no broker non-votes. Mr. Makins was elected by the vote of 29,256,841 in favor and 109,800 withheld and no broker non-votes. Mr. Parker was elected by the vote of 29,361,741 in favor and 4,900 withheld and no broker non-votes. Mr. Shaheen was elected by the vote of 29,220,052 in favor and 146,589 withheld and no broker non-votes.

       2. Ratified the selection by the Company's Board of Directors of PricewaterhouseCoopers LLP to continue as the Company's independent auditors for fiscal 2001 by the vote of 29,355,190 in favor and 6,001 against, with 5,450 abstaining and no broker non-votes.

Item 5.  OTHER INFORMATION
         -----------------

         Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     A.   Exhibits

          None

     B.   Reports on Form 8-K

         None


                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CADIZ INC.




By:  /s/  Keith Brackpool                  May 15, 2001
     -----------------------------         --------------
     Keith Brackpool,                      Date
     Chairman of the Board,
     Chief Executive Officer




By:  /s/  Stanley E. Speer                 May 15, 2001
     ---------------------			 --------------
     Stanley E. Speer                      Date
     Chief Financial Officer