Form 10-Q
period 2001-06-30
CADIZ INC
filed 2001-08-14
CIK 727273

Securities and Exchange Commission

                        Washington, D. C. 20549

                               FORM 10-Q

     [X]  Quarterly report pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

             For the quarterly period ended June 30, 2001

                                  or

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


   Securities Registered Pursuant to Section 12(b) of the Act:  None
                        -----------------------

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

                          Yes   X   No______

The number of shares outstanding of each of the Registrant's classes of Common Stock at August 10, 2001 was 35,855,495 shares of Common Stock, par value $0.01.

                              CADIZ INC.

                                 INDEX


For the Six Months Ended June 30, 2001                             Page


PART I - FINANCIAL INFORMATION

1.   Cadiz Inc. Consolidated Financial Statements

     Statement of Operations for the three months ended
      June 30, 2001 and 2000. . . . . . . . .. . . . . . . . . . . . 3

     Statement of Operations for the six months ended
      June 30, 2001 and 2000. . . . . . . . .. . . . . . . . . . . . 4

     Balance Sheet as of June 30, 2001 and
      December 31, 2000. . . . . . . . . . . . . . . . . . . . . . . 5

     Statement of Cash Flows for the six months
      ended June 30, 2001 and 2000. . . . . . . . . . . . . . .  . . 6

     Statement of Stockholders' Equity for the six months
      ended June 30, 2001. . . . . . . . . . . . . . . . . . . . . . 7

     Notes to the Consolidated Financial Statements. . . . . . .  . .8

     Sun World International, Inc. Consolidated Financial Statements

     Statement of Operations for the three months ended
      June 30, 2001 and 2000. . . . . . . . . . . . . . . . . .  . . 17

     Statement of Operations for the six months
      ended June 30, 2001 and 2000. . . . . . . . . . . . . . .  . . 18

     Balance Sheet as of June 30, 2001 and December 31, 2000. . . . .19

     Statement of Cash Flows for the six months
      ended June 30, 2001 and 2000. . . . . . . . . . . . . . .  . . 20

     Statement of Stockholder's Equity for the
      six months ended June 30, 2001. . . . . . . . . . . . . .  . . 21

     Notes to the Consolidated Financial Statements. . . . . . .  . .22


2.   Management's Discussion and Analysis of Financial Condition
     and Results of Operations. . . . . . . . . . . . . . . . . .  .23

3.   Quantitative and Qualitative Disclosures about Market Risk. . .34


PART II  -  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . .34


                              CADIZ INC.

                 CONSOLIDATED STATEMENT OF OPERATIONS
                             (UNAUDITED)

For the Three Months Ended June 30,             2001      2000
                                                ----      ----

                             ($ in thousands except per share data)


Revenues                                   $  20,371  $ 26,928
                                            --------  --------

Costs and expenses:
 Cost of sales                                15,444    23,261
 General and administrative                    3,265     3,115
 Special litigation                                -       103
 Depreciation and amortization                 1,730     1,767
                                            --------  --------

 Total costs and expenses                     20,439    28,246
                                            --------  --------

Operating loss                                   (68)   (1,318)
Interest expense, net                          4,777     4,964
                                            --------  --------

Net loss                                      (4,845)   (6,282)

Less:  Preferred stock dividends                 112         -

    Imputed dividend on preferred stock           73         -
                                            --------  --------

Net loss applicable to common stock        $  (5,030) $ (6,282)
                                            ========  ========

Basic and diluted net loss per
 common share                              $   (0.14)  $ (0.18)
                                            ========  ========

Basic and diluted weighted average
 shares outstanding                           35,785    35,308
                                            ========  ========

     See accompanying notes to the consolidated financial statements.


                              CADIZ INC.

                 CONSOLIDATED STATEMENT OF OPERATIONS
                             (Unaudited)

For the Six Months Ended June 30,               2001      2000
                                                ----      ----

                                ($ in thousands except per share data)

Revenues                                   $  27,742  $ 34,864
Special litigation recovery                    7,929         -
                                            --------  --------

 Total revenues                               35,671    34,864
                                            --------  --------
Costs and expenses:
 Cost of sales                                23,385    31,752
 General and administrative                    6,544     6,027
 Special litigation                                -       276
 Non-recurring compensation expense            5,537         -
 Depreciation and amortization                 2,564     2,467
                                            --------  --------

 Total costs and expenses                     38,030    40,522
                                            --------  --------

Operating loss                                (2,359)   (5,658)

Interest expense, net                          9,465     9,466
                                            --------  --------

Net loss                                     (11,824)  (15,124)

Less: Preferred stock dividends                  225         -

    Imputed dividend on preferred stock          146         -
                                            --------  --------

Net loss applicable to common stock        $ (12,195) $(15,124)
                                            ========  ========

Basic and diluted net loss
 per common share                          $    (.34) $   (.43)
                                           =========  ========

Basic and diluted weighted average
 shares outstanding                           35,740    35,263
                                            ========  ========


  See accompanying notes to the consolidated financial statements.

                              CADIZ INC.

                      CONSOLIDATED BALANCE SHEET

                                          (Unaudited)
                                            June 30,   December 31,
                                              2001        2000
                                              ----        ----
                                               ($ in thousands)
ASSETS
Current assets:
 Cash and cash equivalents                 $     757  $   4,768
 Accounts receivable, net                     22,056      7,884
 Inventories                                  33,498     15,203
 Prepaid expenses and other                      574        631
                                            --------   --------

  Total current assets                        56,885     28,486

Property, plant, equipment and
 water programs, net                         166,778    164,824

Other assets                                  10,730     11,784
                                            --------   --------

                                           $ 234,393  $ 205,094
                                           =========  =========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                          $  22,267   $  9,377
 Accrued liabilities                           5,251      5,815
 Revolving credit facility                    22,675          -
 Long-term debt, current portion              25,152        859
                                            --------   --------

  Total current liabilities                   75,345     16,051

Long-term debt                               121,211    145,610

Deferred income taxes                          5,447      5,447

Other liabilities                                569        313

Commitments and contingencies

Series D redeemable convertible
 preferred stock - $.01 par value
 5,000 shares authorized, issued
 and outstanding                               4,097      3,950

Stockholders' equity:
 Common stock - $.01 par value;
 70,000,000 shares authorized;
 shares issued and outstanding -
 35,812,472 at June 30, 2001 and
 35,674,674 at December 31, 2000                 358        357

Additional paid-in capital                   148,530    142,706

Accumulated deficit                         (121,164)  (109,340)
                                            --------   --------

 Total stockholders' equity                   27,724     33,723
                                            --------   --------

                                          $  234,393  $ 205,094
                                          ==========  =========

     See accompanying notes to the consolidated financial statements.

                              CADIZ INC.

                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED)

For the Six Months Ended June 30,               2001      2000
                                                ----      ----

($ in thousands)
Cash flows from operating activities:
 Net loss                                  $ (11,824) $ (15,124)
 Adjustments to reconcile net
  loss from operations to cash
  used for operating activities:

    Depreciation and amortization              3,901      3,736
    Gain on sale of assets                      (367)        (3)
    Land received in litigation recovery      (2,000)         -
    Share of partnership operations                -        (30)
    Stock earned for services                   (625)      (625)
    Deferred stock compensation                  273          -
    Non-recurring  compensation expense        5,537          -
    Changes in operating assets
      and liabilities:
     Increase in accounts receivable         (14,172)   (16,891)
     Increase in inventories                 (16,572)   (12,912)
     Decrease in prepaid expenses
       and other                                  57         72
     Increase in accounts payable             12,890     15,237
     Decrease in accrued liabilities            (789)    (1,654)
     (Decrease) increase in other
      liabilities                                (17)       181
                                            --------   --------
Net cash used for operating activities       (23,708)   (28,013)

                                            --------   --------
Cash flows from investing activities:
 Additions to property, plant
    and equipment                             (1,183)      (609)
 Additions to developing crops                (1,702)    (2,792)
 Additions to water programs                    (774)      (786)
 Proceeds from disposal of
  property, plant and equipment                  388        433
 Decrease (increase)in other assets              687       (342)
                                            --------   --------

    Net cash used for investing activities    (2,584)    (4,096)
                                            --------   --------
Cash flows from financing activities:
 Net proceeds from issuance of stock             659        253
 Principal payments on long-term debt         (1,053)      (353)
 Net proceeds from short-term debt            22,675     28,800
                                            --------   --------

    Net cash provided by
     financing activities                     22,281     28,700
                                             --------  --------

Net decrease in cash and
 cash equivalents                             (4,011)    (3,409)

Cash and cash equivalents,
 beginning of period                           4,768      4,537
                                             --------  --------
Cash and cash equivalents,
 end of period                             $     757  $   1,128
                                            ========   ========


   See accompanying notes to the consolidated financial statements.


                              CADIZ INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              (Unaudited)


For the Six Months Ended June 30, 2001

($ in thousands)


                                         Additional                Total
                      Common Stock        Paid-in  Accumulated  Stockholders'
                    Shares     Amount     Capital     Deficit     Equity
                    ------     ------     -------     ------      ------
Balance as of
 December 31,
  2000            35,674,674  $   357    $ 142,706  $ (109,340)  $  33,723

Exercise of
 stock options       137,798        1          658           -         659

Amortization of
 preferred stock
  warrants and
 imputed dividend          -        -         (146)          -        (146)
Accrued preferred
 stock dividend            -        -         (225)          -        (225)

Non-recurring
 compensation              -        -        5,537           -       5,537

Net loss                   -        -            -     (11,824)    (11,824)
                   ---------      ----   ---------   ---------   --------
Balance as of
 June 30, 2001    35,812,472  $   358   $  148,530  $ (121,164)  $  27,724
                  ==========  =======   ==========  ==========   =========

     See accompanying notes to the consolidated financial statements.

                              CADIZ INC.

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
------------------------------

     The Consolidated Financial Statements have been prepared by the Company without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's latest Form 10-K for the year ended December 31, 2000. The foregoing Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation. Certain reclassifications have been made to the prior period to conform to the current period presentation. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

     See Note 2 to the Consolidated Financial Statements included in the Company's latest Form 10-K for a discussion of the Company's accounting policies.

NOTE 2 - INVENTORIES
--------------------

Inventories consist of the following (dollars in thousands):


                                  June 30,     December 31,
                                    2001           2000
                                    ----           ----

     Growing crops                $ 24,358      $ 11,538
     Pepper seed                       127           257
     Harvested product               2,423           528
     Materials and supplies          6,590         2,880
                                  --------      --------

                                  $ 33,498      $ 15,203
                                   =======      ========

NOTE 3 - DEBT
--------------

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

     The First Mortgage Notes are also secured by the guarantees of Coachella Growers, Inc., Sun Desert, Inc., Sun World Brands, Sun World Management Corporation, Sun World/Rayo, and Sun World International de Mexico S.A. de C.V. (collectively, the "Sun World Subsidiary Guarantors") and by the Company. The Company also pledged all of the stock of Sun World as collateral for its guarantee. Sun World and the Sun World Subsidiary Guarantors are all direct and indirect wholly owned subsidiaries of the Company. The guarantees by the Sun World Subsidiary Guarantors are full, unconditional, and joint and several. Sun World and the Sun World Subsidiary Guarantors comprise all of the direct and indirect subsidiaries of the Company other than inconsequential subsidiaries. Additionally, management believes that the direct and indirect non-guarantor subsidiaries of Cadiz are inconsequential, both individually and in the aggregate, to the financial statements of the Company for all periods presented.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Condensed consolidating financial information as of and for the three months and six months ended June 30, 2001 and 2000 for the Company is as follows (in thousands):


Consolidating
Statement
of Operations
Information
Three Months Ended
June 30, 2001                                 Sun
                               Cadiz         World    Eliminations  Consolidated
                               ------        ------    ----------    ----------

Revenues                       $   476     $  20,370   $  (475)    $ 20,371
                                -------      -------   -------      -------
Costs and expenses:
  Cost of sales                      31       15,473       (60)      15,444
  General and administrative      1,269        2,371      (375)       3,265
  Depreciation and
   amortization                     285        1,445         -        1,730
                                -------      -------   -------      -------
  Total costs and expenses        1,585       19,289      (435)      20,439
                                -------      -------   -------      -------

Operating profit (loss)          (1,109)       1,081       (40)         (68)
Interest expense, net               689        4,002        86        4,777
                                -------     -------    -------      -------

Net loss                         (1,798)      (2,921)     (126)      (4,845)

Less: Preferred stock dividends     112            -         -          112

    Imputed dividend
     on preferred stock              73            -         -           73
                                -------      -------   -------      -------

Net loss applicable
  to common stock             $  (1,983)   $  (2,921)  $  (126)    $ (5,030)
                              =========    =========   =======      =======

Consolidating
Statement
of Operations
Information
Six Months Ended
June 30, 2001                       Sun
                            Cadiz   World   Eliminations  Consolidated
                           ------- ------    ----------   ----------

Revenues                 $   954   $ 27,738  $  (950)    $  27,742
Special litigation
 recovery                  7,929          -         -        7,929
                        --------    -------   -------      -------

  Total revenues           8,883     27,738     (950)       35,671
                        --------    -------   -------      -------

Costs and expenses:
  Cost of sales               61     23,524     (200)       23,385
  General and
   administrative          2,783      4,511     (750)        6,544
  Non-recurring
   compensation
   expense     		   2,584      2,953        -         5,537
  Depreciation and
   amortization              573      1,991        -         2,564
                        --------    -------   -------      -------

  Total costs and
   expenses                6,001     32,979     (950)       38,030
                        --------    -------   -------      -------

Operating profit
  (loss)                   2,882     (5,241)       -        (2,359)
Interest expense,
  net                      1,501      7,916       48         9,465
                        --------    -------   -------      -------

Net income
  (loss)                   1,381    (13,157)     (48)      (11,824)

Less: Preferred
      stock dividends        225          -        -           225

   Imputed dividend
      on preferred stock     146          -        -           146
                        --------    -------   -------      -------

Net income (loss)
  applicable to
  common stock           $ 1,010  $ (13,157)  $  (48)    $ (12,195)
                         =======   ========   =======    =========
Consolidating
Balance Sheet
Information
June 30, 2001		   Cadiz    Sun World  Eliminations Consolidated
                           ---------  ---------  ----------   ----------

ASSETS

Current assets:
  Cash and
   cash equivalents      $   201   $     556   $     -     $     757
  Accounts receivable,
   net                         -      22,056         -        22,056
  Due from affiliate       5,399           -    (5,399)            -
  Inventories                  -      33,700      (202)       33,498
  Prepaid expenses
   and other                 127         447         -           574
                        --------     -------   -------       -------

    Total current
	assets               5,727      56,759    (5,601)       56,885

Investment in
  subsidiary               6,888           -    (6,888)            -
Property, plant,
  equipment and
   water programs, net    41,289     125,489         -       166,778
Other assets               4,325       6,453       (48)       10,730
                        --------     -------   -------       -------

                        $ 58,229   $ 188,701 $ (12,537)    $ 234,393
                        ========   =========  ========     =========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable         $1,058    $21,209   $    -    $22,267
  Accrued liabilities         554      4,697        -      5,251
  Due to affiliate              -      5,399   (5,399)         -
  Revolving credit
   facility                     -     22,675        -     22,675
  Long-term debt,
   current portion         24,324        828        -     25,152
                           --------  -------   -------   -------

   Total current
     liabilities           25,936     54,808   (5,399)    75,345

Long-term debt                  -    121,211        -    121,211
Deferred income taxes           -      5,447        -      5,447
Other liabilities             223        346        -        569
Redeemable preferred stock  4,097          -        -      4,097

Stockholders' equity:
Common stock                  358          -        -        358
Additional paid-in
   capital                148,530     38,278  (38,278)   148,530
Accumulated deficit      (120,915)   (31,389)  31,140   (121,164)
                         --------    -------  -------    -------

  Total stockholders'
   equity                  27,973      6,889   (7,138)    27,724
                         --------    -------   -------   -------

                        $  58,229  $ 188,701 $(12,537) $ 234,393
                        =========   ========  ========  ========

Consolidating
Statement of
Cash Flow
Information
Six Months Ended
June 30, 2001               Cadiz    Sun World  Eliminations Consolidated
                           ---------  ---------  ----------   ----------

Net cash provided
 by (used for)
 operating activities     $  2,430    $ (26,090) $  (48)    $ (23,708)
                          --------    ---------  -------     --------

Cash flows from
 investing activities:
 Additions to
  property, plant and
   equipment                  (34)       (1,149)      -        (1,183)
 Additions to
  developing crops            (95)       (1,607)      -        (1,702)
 Additions to
  water programs             (774)            -       -          (774)
 Proceeds from
  disposal of
  property, plant
  and equipment                 -           388       -           388
 Increase (decrease)
  in other assets            (294)          933      48           687
                          -------       -------   -----       -------

Net cash (used for)
 provided by
 investing
 activities                (1,197)       (1,435)     48        (2,584)
                         --------       -------   -----       -------
Cash flows from
 financing activities:
 Net proceeds from
  issuance of stock           659             -       -           659
 Principal payments
  on long-term debt          (250)         (803)      -        (1,053)
 Borrowings from
  intercompany
  revolver, net            (4,540)        4,540       -             -
 Net proceeds
  from short-term
  borrowings                    -        22,675       -        22,675
                         --------      --------  ------       -------

Net cash
 (used for)
 provided by
 financing
 activities                (4,131)       26,412       -        22,281
                         --------       -------  ------       -------

Net decrease
 in cash and
 cash equivalents          (2,898)       (1,113)      -        (4,011)

Cash and cash
 equivalents,
 beginning of
 period                     3,099         1,669       -         4,768
                         --------       -------  ------      --------

Cash and cash
 equivalents,
 end of period             $  201    $      556  $   -     $      757
                           ======    ==========  =====     ==========
Consolidating
Balance Sheet
Information
December 31, 2000           Cadiz     Sun World  Eliminations  Consolidated
                            -----     ---------  ------------   -----------
ASSETS

Current assets:
  Cash and
   cash equivalents        $  3,099    $   1,669    $     -    $   4,768
  Accounts
   receivable, net                7        7,879         (2)       7,884
  Inventories                     -       15,405       (202)      15,203
  Prepaid expenses
   and other                    212          419          -          631
                           --------      -------    -------     --------

    Total current assets      3,318       25,372       (204)      28,486

Investment in
  subsidiary                 17,093            -    (17,093)           -
Property, plant,
  equipment and
   water programs,
  net                        38,842      125,982          -      164,824
Other assets                  4,199        7,585          -       11,784
                           --------     --------   --------    ---------

                           $ 63,452   $  158,939  $(17,297)   $  205,094
                           ========   ==========  ========    ==========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable         $  1,209    $   8,170  $     (2)    $   9,377
  Accrued liabilities           349        5,466         -         5,815
  Due to affiliate              202            -      (202)            -
  Long-term debt,
   current portion                -          859         -           859
                           --------     --------   -------      --------

   Total current
     liabilities              1,760       14,495      (204)       16,051

Long-term debt               23,912      121,698         -       145,610
Deferred income
   taxes                          -        5,447         -         5,447
Other liabilities               107          206         -           313
Redeemable preferred
  stock                       3,950            -         -         3,950

Stockholders' equity:
Common stock                    357            -         -           357
Additional
  paid-in capital           142,706       35,325   (35,325)      142,706
Accumulated deficit        (109,340)     (18,232)   18,232      (109,340)
                           --------    ---------   -------     ---------

  Total stockholders'
   equity                    33,723       17,093   (17,093)       33,723
                           --------    ---------   -------     ---------

                           $ 63,452   $  158,939  $(17,297)  $   205,094
                           ========   ==========  ========   ===========
Consolidating
Statement
of Operations
Information
Three Months Ended
June 30, 2000                Cadiz    Sun World  Eliminations Consolidated
                           ---------    ---------  --------    ---------

Revenues                   $    467    $  26,936  $  (475)   $   26,928
                           --------    ---------   -------   ----------

Costs and expenses:
  Cost of sales                  31       23,029      201        23,261
  General and
   administrative             1,052        2,438     (375)        3,115
  Special litigation            103            -        -           103
  Depreciation and
   amortization                 292        1,475        -         1,767
                           --------    ---------   -------    ---------

  Total costs
   and expenses               1,478       26,942     (174)       28,246
                           --------    ---------  -------    ----------

Operating loss               (1,011)          (6)    (301)       (1,318)
Interest expense, net           958        4,006        -         4,964
                           --------     --------   -------    ---------

Net loss                   $ (1,969)  $   (4,012) $  (301)   $   (6,282)
                           ========   ==========   =======   ==========
Consolidating
Statement
of Operations
Information
Six Months Ended
June 30, 2000                 Cadiz     Sun World Eliminations Consolidated
                           ---------    ---------  --------    ---------

Revenues                   $     963    $  34,851  $   (950)   $  34,864
                           ---------    ---------  --------    ---------

Costs and expenses:
  Cost of sales                   56       31,838      (142)      31,752
  General and
   administrative              2,070        4,707      (750)       6,027
  Special litigation             276            -         -          276
  Depreciation and
   amortization                  592        1,875         -        2,467
                           ---------    ---------  --------    ---------

  Total costs
   and expenses                2,994       38,420      (892)      40,522
                           ---------    ---------  --------    ---------

Operating loss                (2,031)      (3,569)      (58)      (5,658)
Interest expense,
  net                          1,846        7,620         -        9,466
                           ---------    ---------  --------    ---------

Net loss                   $  (3,877)  $  (11,189)  $   (58)   $ (15,124)
                           =========    =========   =======     ========
Consolidating
Statement of
Cash Flow
Information
Six Months Ended                          Sun
June 30, 2000                Cadiz       World    Eliminations  Consolidated
                             -----       -----    ------------  ------------
Net cash used
 for operating
  activities               $  (3,234)  $  (24,779)  $     -    $ (28,013)
                           ---------    ---------  --------    ---------

Cash flows from
 investing
 activities:
 Additions to
 property, plant and
  equipment                    (260)         (349)        -        (609)
 Additions to
  developing crops                -        (2,792)        -      (2,792)
 Additions to
  water programs               (786)            -         -        (786)
 Proceeds from
  disposal of property,
  plant and equipment             1           432         -         433
 Increase in
  other assets                  (13)         (329)        -        (342)
                           ---------    ---------  --------    ---------

Net cash used
 for investing
 activities                  (1,058)       (3,038)        -      (4,096)
                           ---------    ---------  --------    ---------

Cash flows from
 financing activities:
 Net proceeds from
  issuance of stock             253            -         -          253
 Principal payments
  on long-term debt              (1)        (352)        -         (353)
 Net proceeds from
  short-term debt                 -       28,800         -       28,800
                           ---------    ---------  --------    ---------

Net cash provided
 by financing
 activities                     252       28,448         -       28,700
                           ---------    ---------  --------    ---------

Net (decrease)
 increase in cash
 and cash
 equivalents                 (4,040)         631         -       (3,409)

Cash and cash
 equivalents,
 beginning of
 period                       4,145          392         -        4,537
                           ---------    ---------  --------    ---------

Cash and cash
 equivalents,
 end of period             $    105    $   1,023    $    -    $   1,128
                           =========    =========   =======     ========


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


SUN WORLD INTERNATIONAL, INC.
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                             Three Months Ended
                                                  June 30,
($ in thousands)                              2001       2000
                                              ----       ----



Revenues                                     $ 20,370  $  26,936
                                              -------  ---------
Costs and expenses:
 Cost of sales                                 15,473     23,029
 General and
   administrative                               2,371      2,438
 Depreciation and
   amortization                                 1,445      1,475
                                               -------   -------
   Total costs
     and expenses                              19,289     26,942
                                               -------   -------

Operating profit
 (loss)                                         1,081         (6)

Interest expense, net                           4,002      4,006
                                               -------   -------


Net loss                                     $ (2,921)  $ (4,012)
                                               =======   =======

   See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                                Six Months Ended
                                                   June 30,
($ in thousands)                                2001       2000
                                                ----       ----



Revenues                                    $  27,738  $   34,851
                                               -------   -------

Costs and expenses:
 Cost of sales                                 23,524      31,838
 General and administrative                     4,511       4,707
 Non-recurring compensation expense             2,953           -
 Depreciation and amortization                  1,991       1,875
                                               -------   --------

   Total costs and expenses                    32,979      38,420
                                               -------   --------

Operating loss                                 (5,241)     (3,569)

Interest expense, net                           7,916       7,620
                                               -------   --------

Net loss                                    $ (13,157) $  (11,189)
                                               =======   ========



   See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

Consolidated Balance Sheet



                                             (Unaudited)
                                               June 30,    December 31,
 ($ in thousands)                                2001         2000
                                                 ----         ----

ASSETS

Current assets:
 Cash and cash equivalents                    $     556    $   1,669
 Accounts receivable, net                        22,056        7,879
 Inventories                                     33,700       15,405
 Prepaid expenses and other                         447          419
                                              ---------    ---------

    Total current assets                         56,759       25,372

Property, plant, equipment,
 and water programs, net                        125,489      125,982

Other assets                                      6,453        7,585
                                              ---------    ---------

 Total assets                                 $ 188,701    $ 158,939
                                               ========    =========
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Accounts payable                             $  21,209    $   8,170
 Accrued liabilities                              4,697        5,466
 Due to parent                                    5,399            -
 Revolving credit facility                       22,675            -
 Long-term debt, current portion                    828          859
                                              ---------    ---------

     Total current liabilities                   54,808       14,495

Long-term debt                                  121,211      121,698

Deferred income taxes                             5,447        5,447

Other liabilities                                   346          206

Commitments and contingencies

Stockholder's equity:
 Common stock, $.01 par value,
 300,000 shares authorized;
 42,000 shares issued and outstanding                 -            -
 Additional paid-in capital                      38,278       35,325
 Accumulated deficit                            (31,389)     (18,232)
                                              ---------    ---------

  Total stockholder's equity                      6,889       17,093
                                              ---------    ---------

 Total liabilities and stockholder's equity   $ 188,701    $ 158,939
                                               ========     ========



See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                 Six Months Ended
                                                      June 30,
($ in thousands)                                 2001         2000
                                                 ----         ----
Cash flows from
  operating
  activities:
Net loss                                      $ (13,157)  $  (11,189)
Adjustments to reconcile net
 loss to net cash used for
 operating activities:
  Depreciation and amortization                   2,615        2,257
  Gain on disposal of assets                       (368)          (2)
Share of partnership operations                       -          (30)
  Stock earned for services                        (625)        (625)
  Deferred stock compensation                       148            -
  Non-recurring compensation
   expense                                        2,953            -
  Changes in operating assets
  and liabilities:
   Increase in accounts receivable              (14,177)     (16,876)
   Increase in inventories                      (16,572)     (12,972)
   (Increase) decrease
     in prepaid expenses
     and other                                      (28)          40
   Increase in accounts payable                  13,039       14,889
   Decrease in accrued liabilities                 (769)        (519)
   Increase in due to parent                        859          115
(Decrease)increase in
   other liabilities                                 (8)         133
                                              ---------    ---------

  Net cash used for operating
    activities                                  (26,090)     (24,779)
                                              ---------    ---------


Cash flows from investing activities:
Additions to property, plant,
 equipment, and water programs                   (1,149)        (349)
Additions to developing crops                    (1,607)      (2,792)
Proceeds from disposal of
 property, plant and equipment                      388          432
Increase (decrease)
 in other assets                                    933         (329)
                                              ---------    ---------

  Net cash used for investing
  activities                                     (1,435)      (3,038)
                                              ---------    ---------

Cash flows from financing
 activities:
 Principal payments on
  long-term debt                                   (803)        (352)
 Borrowings from intercompany
  revolver, net                                   4,540            -
 Proceeds from short-term
  borrowings                                     22,675       28,800
                                              ---------    ---------

  Net cash provided by financing
  activities                                     26,412       28,448
                                              ---------    ---------

Net (decrease)increase in
 cash and cash equivalents                       (1,113)         631

Cash and cash equivalents
 at beginning of period                           1,669          392
                                              ---------    ---------

Cash and cash equivalents at
 end of period                                 $    556    $   1,023
                                               ========    =========


   See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (UNAUDITED)



For the Six Months Ended June 30, 2001

($ in thousands)


                                    Additional                  Total
                     Common Stock     Paid-in   Accumulated  Stockholder's
                    Shares   Amount    Capital      Deficit    Equity
                    ------   ------    --------   ---------   -----------
Balance as of
 December 31, 2000  42,000   $     -   $  35,325  $  (18,232) $  17,093

Non-recurring
 compensation            -         -       2,953           -      2,953

Net loss                 -         -           -     (13,157)   (13,157)
                   -------   -------    --------  ----------   ---------
Balance as of
 June 30, 2001      42,000   $     -   $  38,278  $  (31,389)  $  6,889
                   =======   =======   =========   =========   ========

   See accompanying notes to the consolidated financial statements.


SUN WORLD INTERNATIONAL, INC.
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
------------------------------

     The Consolidated Financial Statements have been prepared by Sun World International, Inc. and its subsidiaries ("Sun World") without audit and should be read in conjunction with the Sun World Consolidated Financial Statements and notes thereto included in the Cadiz Inc. Form 10-K for the year ended December 31, 2000. The foregoing Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, which Sun World considers necessary for a fair presentation. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

     See Note 2 to the Sun World Consolidated Financial Statements included in the Cadiz Inc. latest Form 10-K for a discussion of Sun World's accounting policies.


NOTE 2 - INVENTORIES
---------------------

     Inventories consist of the following (dollars in thousands):


                                     June 30,   December 31,
                                       2001        2000
                                       ----        ----

     Growing crops                  $  24,560   $  11,740
     Pepper seed                          127         257
     Harvested product                  2,423         528
     Materials and supplies             6,590       2,880
                                    ---------   ---------

                                    $  33,700   $  15,405
                                    =========   =========

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	   AND RESULTS OF OPERATIONS (UNAUDITED)


RESULTS OF OPERATIONS

     The financial statements set forth herein as of and for the six months ended June 30, 2001 and 2000 reflect the results of operations for the Company and its wholly-owned subsidiary, Sun World
International, Inc. ("Sun World").

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

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000
---------------------------------------------------------------------------

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

     The table below sets forth, for the periods indicated, the results of operations for the Company's four main operating divisions (before elimination of any interdivisional charges) as well as the categories of costs and expenses incurred by the Company which are not included within the divisional results ($ in thousands):

                                         Three Months Ended
                                               June 30,
                                          2001            2000
                                          ----            ----

     Divisional net income (loss):
      Farming                           $ 1,286        $    (842)
      Packing                             1,518            1,950
      Marketing                             702            1,500
      Proprietary product development       805              643
                                        -------          -------

                                          4,311            3,251

      General and administrative          2,649            2,699
      Special litigation                      -              103
      Depreciation and amortization       1,730            1,767
      Interest expense                    4,777            4,964
                                        -------          -------

      Net loss                        $  (4,845)       $  (6,282)
                                       ========         ========

     FARMING OPERATIONS. Net income from farming operations totaled $1.3 million for the three months ended June 30, 2001 compared to a net loss of $0.8 million for the three months ended June 30, 2000. Farming results during the second quarter of 2001 and 2000 were derived primarily from the harvest of table grapes, peppers and watermelons from the Coachella Valley operations and the beginning of the stonefruit harvest from the San Joaquin Valley operations. During the quarter ended June 30, 2001, the increase in farming income resulted primarily from increased profits of $0.6 million for Coachella Valley table grapes due to an 11% increase in F.O.B. prices. Cooler spring temperatures caused the harvests to be delayed by approximately two weeks which reduced June production industry wide and resulted in improved pricing. Additionally, results from watermelons were $1.2 million favorable to prior year due to higher F.O.B. prices and the elimination of certain mid season acreage which historically has not been profitable. Farming results were negatively impacted by reduced pepper profits resulting from lower F.O.B. prices due to an over supply in the industry. Overall, farming results were favorably impacted due to increased new production from Sun World's new proprietary table grape and early stonefruit varieties plantings under Sun World's crop development program over the last several years coupled as well as with the elimination of certain under performing stonefruit and row crops at the end of the 2000 seasonfrom production in 2001. Revenues from farming operations totaled $15.4 million for the 2001 quarter compared to $21.3 million for the 2000 quarter. Farming expenses totaled $14.1 million in the 2001 quarter compared to $22.1 million in the 2000
quarter.   The decreased revenues and expenses in 2001 are primarily
due to cooler spring temperatures which caused the Coachella table grape harvests to be delayed by two weeks and moved the majority of the corresponding revenues and expenses into the third quarter.

     PACKING OPERATIONS. Sun World's packing and handling facilities contributed revenues of $4.4 million offset by $2.9 million of expenses for net income of $1.5 million for the quarter ended June 30, 2001 compared to revenues of $6.1 million, expenses of $4.1 million, and net income of $2.0 million for the quarter ended June 30, 2000. Units packed during the quarter totaled 600,000 in 2001 compared to 1.1 million in 2000. The decrease in units packed during the quarter was primarily due to 100,000 fewer units of Sun World third party citrus resulting from soft market conditions, 300,000 fewer units of Sun-World grown watermelons and 100,000 fewer units of Sun World-grown stonefruit due to and the removal of certain under performing acreage stonefruit and row crops from production in 2001.at the end of last year and the Company's decision to field pack Coachella watermelons in 2001 to reduce costs Units handled for the second quarter totaled 1.7 million for 2001 compared to 2.5 million for 2000. In addition to the decrease in citrus and stonefruit described above, fewer table grape units were
handled  due to the harvest delay in Coachella.   The reduction in
units packed and handled resulted in a decrease in second quarter revenues, expenses, and profits compared to the prior year.

     MARKETING OPERATIONS. Marketing revenues of $1.8 million were offset by marketing expenses of $1.1 million resulting in net income of $0.7 million for the second quarter of 2001. Marketing revenues of $2.6 million were offset by marketing expenses of $1.1 million for net income of $1.5 million for the second quarter of 2000. The decrease in marketing revenues and net income was due primarily to an overall decrease in units sold of Sun World-grown table grapes, stonefruit and third party citrus described above. partially offset by a 10% increase in average marketing commissions per unit primarily resulting from higher F.O.B. prices for southern table grapes and watermelons. During the three months ended June 30, 2001, Sun World sold 2.3 million units, consisting primarily of Sun World-grown table grapes, watermelons, peppers and stonefruit as well as citrus from domestic third party growers in Coachella compared to 3.6 million units sold during the three months ended June 30, 2000.

     PROPRIETARY PRODUCT DEVELOPMENT. Sun World has a long history of product innovation, and its research and development center maintains a fruit breeding program that has introduced dozens of proprietary fruit varieties. During the three months ended June 30, 2001, net income from proprietary product development was $0.8 million consisting of revenues of $1.4 million offset by expenses of $0.6 million. For the three months ended June 30, 2000, net income was $0.6 million consisting of revenues of $1.1 million offset by expenses of $0.5 million. The increase in proprietary product development net income is primarily due to $0.4 million of increased international royalties from Spain, Italy and Morocco.s,

     GENERAL AND ADMINISTRATIVE EXPENSES.   General and administrative
expenses during the three months ended June 30, 2001 totaled $2.6 million compared to $2.7 million for the three months ended June 30, 2000. This decrease primarily resulted from reduced legal and professional fees.

     SPECIAL LITIGATION. The Company was engaged in lawsuits against Waste Management seeking monetary damages arising from activities adverse to the Company in connection with a landfill, which until its defeat by the voters of San Bernardino County in 1996, was proposed to be located adjacent to the Company's Cadiz/Fenner Valley properties.
In March 2001, the Company and Waste Management executed a settlement agreement related to these lawsuits. During the three months ended June 30, 2001, no costs were incurred related to these lawsuits compared to $0.1 million during the 2000 period.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three months ended June 30, 2001 totaled $1.7 million
compared to $1.8 million during the same period in 2000.   The decrease
is primarily attributable to a decrease in the relief of depreciation costs from inventory due to the two week delay in 2001 the Coachella table grape harvests in 2001. occurring approximately two weeks later than the 2000 harvests.

     INTEREST EXPENSE, NET. Net interest expense totaled $4.8 million during the three months ended June 30, 2001, compared to $5.0 million during the same period in 2000. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                               Three Months Ended
                                                     June 30,
                                                   2001     2000
                                                   ----     ----

   Interest on outstanding debt - Sun World      $ 3,813   $ 3,900
   Interest on outstanding debt - Cadiz              337       490
   Amortization of financing costs                   689       661
   Interest income                                   (62)      (87)
                                                 -------   -------

                                                 $ 4,777   $ 4,964
                                                 =======   =======


     The decrease in interest expense is primarily due to a the impact of reductions in Prime and LIBOR in interest rates on the Company's variable rate debt coupled with reduced borrowings by Sun World on the revolving line of credit. Financing costs, which include legal fees and warrants, are amortized over the life of the debt agreements.


SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000
-----------------------------------------------------------------------

     The table below sets forth, for the periods indicated, the results of operations for the Company's four main operating divisions (before elimination of any interdivisional charges) as well as the categories of costs and expenses incurred by the Company which are not included within the divisional results (in thousands):

                                              Six Months Ended
                                                 June 30,
                                              2001       2000
                                              ----        ----
     Divisional net income (loss):
      Farming                               $    546   $  (1,677)
      Packing                                  1,462       1,765
      Marketing                                  386       1,246
      Proprietary product development            953         982
                                             -------    --------
                                               3,347       2,316


     General and administrative                5,534       5,231
     Special litigation                       (7,929)        276
     Non-recurring compensation expense        5,537           -
     Depreciation and amortization             2,564       2,467
     Interest expense, net                     9,465       9,466
                                             -------    --------

     Net loss                              $ (11,824)  $ (15,124)
                                            ========    ========

     FARMING OPERATIONS.  Net income from farming operations totaled
$0.5 million for the six months ended June 30, 2001 compared to a net loss of $1.7 million for the six months ended June 30, 2000. Farming revenues were $21.1 million and farming expenses were $20.6 million for the six months ended June 30, 2001 compared to farming revenues of $27.0 million and farming expenses of $28.7 million for 2000. Farming results were favorably impacted due to new production from proprietary table grape and early stonefruit plantings under Sun World's crop development program over the last several years as well as the elimination of certain underperforming stonefruit and row crops from production in 2001. The decreased revenues and expenses in 2001 are primarily due to cooler spring temperatures which caused the Coachella table grape harvests to be delayed by two weeks and moved the majority of the corresponding revenues and expenses into the third quarter.The increase in farming results in 2001 compared to 2000 wasas primarily due to (a)increased profits of $0.6 million for Coachella table grapes due to higher F.O.B. prices; (b) higher prices for Sun World-grown watermelons and navels; and (c) reduced F.O.B. prices for Sun World-grown peppers and lemons resulting from an over supply in the industry.

     PACKING OPERATIONS. Sun World's packing and handling facilities contributed $1.5 million in profit during the six months ended June 30, 2001 and $1.8 million during the six months ended June 30, 2000. Packing and handling revenue for these operations of $7.1 million was offset by $5.6 million of expenses for the six months ended June 30, 2001. Revenues totaled $8.6 million offset by expenses of $6.8 million for the six months ended June 30, 2000. Sun World packed 1.3 million units during the six months ended June 30, 2001 compared to 1.8 million during the same period in 2000. For the six months ended June 30, 2001, Sun World handled 2.4 million units compared to 3.1 million units in 2000. The decrease in units packed and handled, revenues, expenses and profits is due primarily to the harvest delay for Coachella table grapes, lower units of third party citrus due to soft market conditions, and the removal of certain underperforming stonefruit and row crops from production in 2001. conditions and decreased Sun World-grown stonefruit and watermelon due to the elimination of certain unprofitable programs at the end of the 2000 season. Units packed and handled during the first half of 2001 primarily consisted of Sun World-grown table grapes, peppers and seedless watermelons in the Coachella Valley; table grapes and citrus products packed for third party growers; and the beginning of the stonefruit harvest in the San Joaquin Valley.

     MARKETING OPERATIONS. During the six months ended June 30, 2001, a total of 3.0 million units were sold consisting primarily of Sun World-grown table grapes, peppers and watermelons from the Coachella Valley; table grapes and citrus from domestic third party growers; and
Sun World-grown stonefruit from the San Joaquin Valley.   These unit
sales resulted in marketing revenue of $2.3 million. Marketing expenses totaled $1.9 million for the six months ended June 30, 2001 resulting in net income from marketing operations of $0.4 million. During the six months ended June 30, 2000, 4.5 million units were marketed resulting in revenues of $3.3 million offset by expenses of $2.1 million for net income of $1.2 million. The decrease in units sold, revenues and marketing profits is primarily due to decreased units of Sun World-grown table grapes due to the harvest delays in Coachella and, reduced units of stonefruit and watermelons due to the elimination of certain under performing stonefruit and row crops at the end of the 2000 seasonfrom production in 2001. and a decrease in third party citrus The decrease in commission revenue is partially offset by a 3% increase in average commission per unit resulting from higher F.O.B prices compared to 2000.

     PROPRIETARY PRODUCT DEVELOPMENT.   During the six months ended
June 30, 2001, net income from proprietary product development was $1.0 million consisting of revenues of $2.0 million offset by expenses of $1.0 million. For the six months ended June 30, 2000, net income was $1.0 million consisting of revenues of $1.8 million offset by expenses of $0.8 million. International royalty income increased by $0.3 million due primarily to increased royalties from Spain. The increase in international royalty income was reduced due to the timing of royalties from South Africa. While total royalty income from Sugraone table grapes in South Africa increased from the prior growing season, a larger portion of the table grape harvests in South Africa occurred in December 2000 for the 2000/2001 season as opposed to January 2000 for the 1999/2000 season.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended June 30, 2001 totaled $5.5 million compared to $5.2 million for the 2000 period. The increase is primarily due to increased salaries and wages due to incentive bonuses for senior executives approved in February 2001.

     SPECIAL LITIGATION. The Company was engaged in lawsuits against Waste Management seeking monetary damages arising from activities adverse to the Company in connection with a landfill, which until its defeat by the voters of San Bernardino County in 1996, was proposed to be located adjacent to the Company's Cadiz/Fenner Valley properties. In March 2001, the Company and Waste Management executed a settlement
agreement related to these lawsuits.   Pursuant to the settlement
agreement, Waste Management paid the Company $6 million in cash and granted to the Company an exclusive option to receive, at no cost to the Company, up to approximately 7,000 acres of real property in eastern San Bernadino County primarily adjacent to the Cadiz Program property. In April 2001, the Company exercised the option and as a consequence has acquired the subject property. The settlement resulted in net revenues recognized of $7.9 million for the six months ended June 30, 2001. During the six months ended June 30, 2000, expenses including litigation costs and professional fees totaled $0.3 million.

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

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the six months ended June 30, 2001 totaled $2.6 million compared to $2.5 million during the same period in 2000.

     INTEREST EXPENSE, NET. Net interest expense totaled $9.5 million during the six months ended June 30, 2001 and 2000. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                                Six Months Ended
                                                    June 30,
                                                 2001        2000
                                                 ----        ----

     Interest on outstanding debt - Sun World  $  7,372    $  7,383
     Interest on outstanding debt - Cadiz           800         980
     Amortization of financing costs              1,385       1,263
     Interest income                                (92)       (160)
                                                -------     -------

                                               $  9,465    $  9,466
                                                =======     =======

     Interest expense was favorably impacted by the effect of reductions in Prime and LIBOR interest rates on the Company's variable rate debt.on outstanding variable rate debt was favorable due to interest rate reductions These favorable rate reductions were offset by increased cash and non-cash interest osts associated with the $5 millionSun World senior unsecured term loan that was obtained by Sun World in December 2000 and amortization of financing costs for the extension of the Cadiz Revolver and Cadiz term loan and issuance of the
Sun World senior unsecured term loan.   Financing costs, which include
legal fees and warrants, are amortized over the life of the debt agreements.

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

     As of June 30, 2001, Cadiz was obligated for approximately $10.1 million under a senior term loan facility and $15 million under a $15 million revolving credit facility (the "Cadiz Revolver") with the same lender. In December 2000, the Company completed an extension of both facilities to a maturity date of January 31, 2002. Currently, the lender holds a senior deed of trust on substantially all of Cadiz' non-Sun World related property under the term loan facility and a second lien on substantially all of the non-Sun World assets of the Company under the Cadiz Revolver. The Company and the lender have historically structured their financing arrangement with a view toward effective implementation of the Cadiz Program. While the Company currently anticipates repayment of these facilities with monies to be received under the Cadiz Program, the Company may, if it deems appropriate, replace or renegotiate the terms of these facilities to accommodate other developments such as delays in the timetable for regulatory approvals of the Cadiz Program. The Company retains the right to maintain $25.5 million of senior debt secured by the Cadiz Program area lands pursuant to the definitive economic terms for the Cadiz Program agreed with Metropolitan Water District of Southern California ("Metropolitan").

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

SUN WORLD OBLIGATIONS

     Under Sun World's historical working capital cycle, working capital is required primarily to finance the costs of growing and harvesting crops, which generally occur from January through September with a peak need in June. Sun World harvests and sells the majority of its crops during the period from June through October, when it receives the majority of its revenues. In order to bridge the gap between incurrence of expenditures and receipt of revenues, large cash outlays are required each year which are financed through a $30 million revolving credit agreement (the "Sun World Revolver") which is guaranteed by Cadiz. Sun World obtained an extension of the Sun World Revolver in February 2001 for the 2001 growing season. As of June 30, 2001, $22.7 million was outstanding under the Sun World Revolver. Additionally, Sun World has an intercompany revolving credit agreement with the Company for seasonal working capital needs, as needed. $5.4 million was outstanding under the intercompany revolverowed by Sun World to Cadiz as of June 30, 2001.

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

     CASH USED FOR OPERATING ACTIVITIES. Cash used for operating activities totaled $23.7 million for the six months ended June 30, 2001, as compared to cash used for operating activities of $28.0 million for the six months ended June 30, 2000. The decrease in cash used for operating activities is primarily due to the $6 million in cash received in connection with the Rail-Cycle litigation settlement coupled with lower accounts receivable balances compared to June 30, 2000 ddue to the removal or sale of approximately 1,300 acres of underperforming crops during the fourth quarter of 2000two week delay in harvests for the Coachella table grapes in 2001.

     CASH USED FOR INVESTING ACTIVITIES. Cash used for investing activities totaled $2.6 million for the six months ended June 30, 2001, as compared to $4.1 million for the same period in 2000. The decrease was primarily due to reduced capital expenditures for developing crops and the collection of a long-term receivablewithin other assets in connection with the settlement of the Rayo Water litigation, partially offset by increased expenditures for property, plant, and equipment primarily related to improvements to the Sun World packing facilities..

     CASH PROVIDED BY FINANCING ACTIVITIES. Cash provided by financing activities totaled $22.3 million for the six months ended June 30, 2001, consisting primarily of $22.7 million of borrowings under the Sun World Revolver, compared to $28.8 million in 2000. Borrowings were down from prior year due to the monies received from the Rail-Cycle and Rayo water litigation settlements. Principal payments on long-term debt totaled $1.1 million for the six months ended June 30, 2001 compared to $0.4 million for the six months ended June 30, 2000. Net proceeds from the exercise of stock options totaled $0.7 million during the six months ended June 30, 2001 and $0.3 million for the six months ended June 30, 2000.

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

     * During storage operations, Metropolitan will pay $50 per acre-foot for put of Colorado River water into storage and $40 per acre-foot for return of Colorado River water from storage, or a total of $90 per acre-foot to cycle water into and out of the basin. These fees will be adjusted by the Consumer Price Index ("CPI").

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

     * For transfer operations, Metropolitan shall purchase 30,000 acre-feet per year of indigenous groundwater for 25 years at a $230 per acre-foot Transfer Fee, subject to a fair market value adjustment as described below. In addition, Cadiz may elect to either sell up to an additional 30,000 acre-feet per year of indigenous groundwater to third parties in Metropolitan's service area at fair market value, or require Metropolitan to purchase that amount of water at a fixed Transfer Fee of $230 per acre-foot. Accordingly, Metropolitan's total potential minimum commitment for the life of the Cadiz Program will be 1,500,000 acre-feet of indigenous groundwater. All transfers of indigenous groundwater, whether to Metropolitan or third parties, will be made in accordance with the terms and
       conditions of a Groundwater Monitoring and   Management Plan
       ("Management Plan").

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information about market risks for the six months ended June 30, 2001 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2000.

PART II  -  OTHER INFORMATION

Item 1.  -  LEGAL PROCEEDINGS

            See "Legal Proceedings" included in the Company's latest Form 10-K and March 31, 2001 Form 10-Q for a complete discussion.


Item 2. -   CHANGES IN SECURITIES AND USE OF PROCEEDS

            Not applicable.

Item 3. -   DEFAULTS UPON SENIOR SECURITIES

            Not applicable.


Item 4. -   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

            Previously reported in the Company's March 31, 2001 Form 10-Q.


Item 5. -   OTHER INFORMATION

            Not applicable.


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

       A. Exhibits

          None

       B. Reports on Form 8-K

          None.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Cadiz Inc.




By:  /s/  Keith Brackpool                  August 14, 2001
     -------------------------------       --------------------
     Keith Brackpool, Chairman and         Date
     Chief Executive Officer



By:  /s/  Stanley E. Speer                 August 14, 2001
     -------------------------------       --------------------
     Stanley E. Speer                      Date
     Chief Financial Officer