Form 10-Q
period 2001-09-30
CADIZ INC
filed 2001-11-14
CIK 727273

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549

                                FORM 10-Q

      [X]  Quarterly report pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                   or

     [  ]  Transition report pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

                  FOR THE TRANSITION PERIOD FROM..TO...



                     COMMISSION FILE NUMBER 0-12114
                           ------------------

                               CADIZ INC.

         (Exact name of registrant as specified in its charter)

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

The number of shares outstanding of each of the Registrant's classes of Common Stock at November 12, 2001 was 36,045,295 shares of Common Stock, par value $0.01.

                               CADIZ INC.

                                  INDEX

For the Nine Months Ended September 30, 2001                        Page


PART I - FINANCIAL INFORMATION

1.   Cadiz Inc. Consolidated Financial Statements

     Statement of Operations for the three months
      ended September 30, 2001 and 2000. . . . . . . . . . . . . . . .3

     Statement of Operations for the nine months
      ended September 30, 2001 and 2000. . . . . . . . . . . . . . . .4

     Balance Sheet as of September 30, 2001
      and December 31, 2000. . . . . . . . . . . . . . . . . . . . . .5

     Statement of Cash Flows for the nine months ended
      September 30, 2001 and 2000. . . . . . . . . . . . . . . . . . .6

     Statement of Stockholders' Equity for the
      nine months ended September 30, 2001. . . . . . . . . . . . . . 7

     Notes to the Consolidated Financial Statements. . . . . . . . .. 8

     Sun World International, Inc. Consolidated Financial Statements

     Statement of Operations for the three months
      ended September 30, 2001 and 2000. . . . . . . . . . . . . . . .17

     Statement of Operations for the nine months
      ended September 30, 2001 and 2000. . . . . . . . . . . . . . . .18

     Balance Sheet as of September 30, 2001
      and December 31, 2000. . . . . . . . . . . . . . . . . . . . . .19

     Statement of Cash Flows for the nine months
      ended September 30, 2001 and 2000. . . . . . . . . . . . . . . .20

     Statement of Stockholder's Equity for the
      nine months ended September 30, 2001. . . . . . . . . . . . . . 21

     Notes to the Consolidated Financial Statements. . . . . . . . . .22

2.   Management's Discussion and Analysis of Financial Condition
     and Results of Operations. . . . . . . . . . . . . . . . . . . . 23

3.   Quantitative and Qualitative Disclosures about Market Risk. . . .35


PART II  -  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . .35



                               CADIZ INC.

                  CONSOLIDATED STATEMENT OF OPERATIONS
                               (UNAUDITED)


For the Three Months Ended September 30,       2001      2000
                                               ----      ----

                                 ($ in thousands except per share data)


Revenues                                   $  48,683  $ 55,376
                                              -------   -------
Costs and expenses:
 Cost of sales                                41,072    43,367
 General and administrative                    3,181     2,983
 Special litigation                                -        84
 Removal of underperforming crops                222         -
 Depreciation and amortization                 4,379     4,349
                                              -------   -------

 Total costs and expenses                     48,854    50,783
                                              -------   -------

Operating profit (loss)                         (171)    4,593
Interest expense, net                          4,909     4,935
                                              -------   -------

Net loss                                      (5,080)     (342)

Less:Preferred stock dividends                   113         -

     Imputed dividend on
      preferred stock                             74         -
                                              -------  -------
Net loss applicable to
 common stock                                $ (5,267) $  (342)
                                              ========  ========
Basic and diluted net loss
 per common share                            $  (0.15) $ (0.01)
                                             ========  ========

Basic and diluted weighted average
 shares outstanding                            35,890   35,364
                                             ========  =======

    See accompanying notes to the consolidated financial statements.

                               CADIZ INC.

                  CONSOLIDATED STATEMENT OF OPERATIONS
                               (UNADUITED)

For the Nine Months Ended September 30,         2001      2000
                                                ----      ----
                                ($ in thousands except per share data)


Revenues                                      $  76,425   $  90,240
Special litigation recovery                       7,929           -
                                              ---------   ---------
 Total revenues and special
    litigation recovery                          84,354      90,240
                                              ---------   ---------
Costs and expenses:
 Cost of sales                                   64,457      75,064
 General and administrative                       9,725       9,066
 Special litigation                                   -         360
 Non-recurring compensation expense               5,537           -
 Removal of underperforming crops                   222           -
 Depreciation and amortization                    6,943       6,815
                                              ---------   ---------
 Total costs and expenses                        86,884      91,305
                                              ---------   ---------
Operating loss                                   (2,530)     (1,065)

Interest expense, net                            14,374      14,401
                                              ---------   ---------
Net loss                                        (16,904)    (15,466)

Less: Preferred stock dividends			   338            -

      Imputed dividend on preferred stock          220            -
                                              ---------   ---------

Net loss applicable to common stock           $(17,462)   $ (15,466)
                                              =========   =========
Basic and diluted net loss
 per common share                             $  (0.49)   $   (0.44)
                                              =========   =========
Basic and diluted weighted
 average shares outstanding                     35,787       35,290
                                              ========     ========

 See accompanying notes to the consolidated financial statements.

                               CADIZ INC.

                       CONSOLIDATED BALANCE SHEET

                                             (Unaudited)
                                            September 30, December 31,
                                                 2001      2000
                                                 ----      ----
                                               ($ in thousands)
ASSETS
Current assets:
 Cash and cash equivalents                    $     313    $   4,768
 Accounts receivable, net                        14,402        7,884
 Inventories                                     15,971       15,203
 Prepaid expenses and other                         766          631
                                              ---------    ---------
      Total current assets                       31,452       28,486

Property, plant, equipment
  and water programs, net                       165,945      164,824

Other assets                                     11,130       11,784
                                              ---------    ---------

                                              $ 208,527    $ 205,094
                                              =========    =========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                             $  14,416   $  9,377
 Accrued liabilities                              8,687      5,815
 Revolving credit facility                        4,600          -
 Long-term debt, current portion                 25,056        859
                                              ---------   --------

      Total current liabilities                  52,759     16,051

Long-term debt                                  121,212    145,610

Deferred income taxes                             5,447      5,447

Other liabilities                                   741        313

Commitments and contingencies

Series D redeemable convertible
 preferred stock - $.01 par value
 5,000 shares authorized, issued
 and outstanding                                  4,170      3,950

Stockholders' equity:
 Common stock - $.01 par value;
 70,000,000 shares authorized;
 shares issued and outstanding -
 36,025,295 at September 30, 2001
 and 35,674,674 at December 31, 2000                360        357

Additional paid-in capital                      150,082    142,706

Accumulated deficit                            (126,244)  (109,340)
                                               --------   --------

 Total stockholders' equity                      24,198     33,723
                                               --------   --------

                                              $ 208,527  $ 205,094
                                              =========  =========

    See accompanying notes to the consolidated financial statements.


                               CADIZ INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                               (UNAUDITED)


For the Nine Months Ended September 30,              2001      2000
                                                     ----      ----
                                                    ($ in thousands)
Cash flows from operating activities:
 Net loss                                     $  (16,904)  $  (15,466)
 Adjustments to reconcile
   net loss from operations
   to cash used for operating activities:
    Depreciation and amortization              	   9,230        8,768
    Gain on sale of assets                          (371)          (3)
    Removal of underperforming crops                 222            -
    Land received in litigation recovery          (2,000)           -
    Share of partnership operations                    -          (31)
    Stock earned for services                       (938)        (938)
    Deferred stock compensation                      418          141
    Non-recurring compensation expense             5,537            -
    Changes in operating assets
     and liabilities:
       Increase in accounts receivable            (6,518)       (6,133)
       (Increase) decrease in inventories         (1,460)        3,438
     (Increase) decrease in prepaid expenses
      and other                                     (135)          206
     Increase in accounts payable                  5,039         4,138
     Increase in accrued liabilities               2,774         2,052
     Increase in other liabilities                    10           156
                                               ---------     ---------
      Net cash used for
       operating activities                       (5,096)       (3,672)
                                               ---------     ---------

Cash flows from investing activities:
   Additions to property,
     plant and equipment                          (1,387)         (900)
 Additions to developing crops                    (2,448)       (3,066)
 Additions to water programs                      (1,020)       (1,248)
 Proceeds from disposal of property,
  plant and equipment                                398           436
 Decrease (increase) in other assets                 202          (371)
                                                --------     ---------

      Net cash used for
       investing activities                       (4,255)       (5,149)
                                                --------     ---------
Cash flows from financing activities:
 Net proceeds from issuance of stock               1,571           652
   Principal payments on long-term debt           (1,275)         (420)
 Net proceeds from short-term debt                 4,600         4,600
                                                --------     ---------

    Net cash provided by
     financing activities                          4,896         4,832
                                                --------     ---------

Net decrease in cash and cash equivalents         (4,455)       (3,989)

Cash and cash equivalents, beginning of period     4,768         4,537
                                                --------     ---------

Cash and cash equivalents, end of period      $      313    $      548
                                              ==========    ==========

    See accompanying notes to the consolidated financial statements.


                               CADIZ INC.

             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               (UNAUDITED)


For the Nine Months Ended September 30, 2001

($ in thousands)

                                            Additional                Total
                          Common Stock       Paid-in  Accumulated  Stockholders'
                       Shares      Amount     Capital    Deficit      Equity
                       ------      ------     -------    -------   -----------
Balance as of
 December 31, 2000    35,674,674   $   357  $  142,706  $(109,340)   $  33,723

Exercise of
 stock options           325,637         3       1,568          -        1,571

Repricing of
 warrants to
 a lender                      -         -         584          -          584

Amortization of
 preferred stock
 warrants and
 imputed dividend              -         -        (220)         -         (220)

Payment of
 preferred stock
 dividends with
 common stock             24,984         -         245          -          245

Preferred stock
 dividend                      -         -        (338)         -         (338)

Non-recurring
 compensation                  -         -       5,537          -        5,537

Net loss                       -         -           -    (16,904)     (16,904)
                        --------     -----     -------   ---------    --------
Balance as of
 September 30, 2001   36,025,295    $  360  $  150,082  $(126,244)   $  24,198
                      ==========    ======  ==========  ==========   =========

    See accompanying notes to the consolidated financial statements.

                               CADIZ INC.

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
------------------------------

     The Consolidated Financial Statements have been prepared by the Company without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's latest Form 10-K for the year ended December 31, 2000. The foregoing Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation. Certain reclassifications have been made to the prior period to conform to the current period presentation. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

     See Note 2 to the Consolidated Financial Statements included in the Company's latest Form 10-K for a discussion of the Company's accounting policies.

NOTE 2 - INVENTORIES
--------------------

Inventories consist of the following (dollars in thousands):


                                        September 30,  December 31,
                                            2001          2000
                                            ----          ----

     Growing crops                        $  9,164   $  11,538
     Pepper seed                                98         257
     Harvested product                       3,844         528
     Materials and supplies                  2,865       2,880
                                           --------   --------

                                          $ 15,971   $  15,203
                                          ========   =========

NOTE 3 - DEBT
-------------

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

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Condensed consolidating financial information as of and for the three months and nine months ended September 30, 2001 and 2000 for the Company is as follows (in thousands):


Consolidating
Statement
of Operations
Information
Three Months
Ended
September 30, 2001         Cadiz      Sun World  Eliminations  Consolidated
                           -----      ---------  -----------   ------------

Revenues                   $  471     $  48,687  $  (475)    $  48,683
                           ------     ---------  --------    ----------

Costs and expenses:
  Cost of sales                29        41,143     (100)       41,072
  General and
   administrative           1,292         2,264     (375)        3,181
  Removal of
   underperforming
   crops                      222             -        -           222
  Depreciation and
   amortization               284         4,095        -         4,379
                           ------     ---------  --------    ----------

  Total costs
   and expenses             1,827        47,502     (475)       48,854
                           ------     ---------  --------    ----------

Operating profit (loss)    (1,356)        1,185        -          (171)

Interest expense, net         859         3,889      161         4,909
                           ------     ---------  --------    ----------

Net loss                   (2,215)       (2,704)    (161)       (5,080)

Less: Preferred stock
      dividends               113             -        -           113

    Imputed dividend
     on preferred stock        74             -        -            74
                           ------     ---------  --------    ----------

Net loss applicable
  to common stock        $ (2,402)   $  (2,704)  $  (161)    $  (5,267)
                          =======     ========   =======      ========
Consolidating
Statement
of Operations
Information
Nine Months Ended
September 30, 2001       Cadiz    Sun World   Eliminations  Consolidated
                         -----    ---------   ------------  -----------

Revenues                 $  1,425    $ 76,425   $ (1,425)    $  76,425
Special litigation
  recovery          	    7,929           -          -         7,929
                           ------     -------    --------    ---------

  Total revenues and
   special litigation
   recovery                 9,354      76,425     (1,425)       84,354
                           ------    ---------  --------     ---------

Costs and expenses:
  Cost of sales                90      64,667       (300)       64,457
  General and
   administrative           4,075       6,775     (1,125)        9,725
  Non-recurring
   compensation
   expense                  2,584       2,953          -         5,537
  Removal of
   underperforming
   crops                      222           -          -           222
  Depreciation
   and amortization           857       6,086          -         6,943
                           ------     -------   --------     ---------

  Total costs
   and expenses             7,828      80,481     (1,425)       86,884
                           ------     -------   --------     ---------

Operating profit
  (loss)                    1,526      (4,056)         -        (2,530)

Interest
  expense, net              2,360      11,805        209        14,374
                           ------     -------   --------     ---------

Net loss                     (834)    (15,861)      (209)      (16,904)

Less: Preferred
  stock dividends             338           -          -           338

    Imputed
     dividend on
     preferred stock          220           -          -           220
                           ------     -------   --------     ---------

Net loss
 applicable to
 common stock            $ (1,392)  $ (15,861)  $   (209)    $ (17,462)
                         ========   =========   ========     =========


Consolidating Balance
Sheet Information
September 30, 2001         Cadiz     Sun World   Eliminations  Consolidated
                           -----     ---------   ------------  ------------

ASSETS

Current assets:
  Cash and
   cash equivalents        $      1    $     312    $     -    $     313
  Accounts receivable, net       97       14,305          -       14,402
  Due from affiliate          5,338            -     (5,338)           -
  Inventories                     -       16,173       (202)      15,971
  Prepaid expenses
   and other                    112          654          -          766
                            -------     --------    -------     --------

    Total current assets      5,548       31,444     (5,540)      31,452

Investment in subsidiary      4,184            -     (4,184)           -
Property, plant, equipment
  and water programs, net    41,095      124,850          -      165,945
Other assets                  4,253        7,086       (209)      11,130
                            -------     --------    -------     --------

                           $ 55,080    $ 163,380   $ (9,933)   $ 208,527
                           ========    =========   ========    =========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable         $  1,294    $  13,122   $      -    $  14,416
  Accrued liabilities           446        8,241          -        8,687
  Due to affiliate                -        5,338     (5,338)           -
  Revolving credit facility       -        4,600          -        4,600
  Long-term debt,
   current portion           24,265          791          -       25,056
                            -------     --------    -------     --------

     Total current
       liabilities           26,005       32,092     (5,338)      52,759

Long-term debt                    -      121,212          -      121,212
Deferred income taxes             -        5,447          -        5,447
Other liabilities               297          444          -          741
Redeemable preferred stock    4,170            -          -        4,170

Stockholders' equity:
  Common stock                  360            -          -          360
  Additional paid-in
    capital                 150,082       38,278    (38,278)     150,082
  Accumulated deficit      (125,834)     (34,093)    33,683     (126,244)
                            -------     --------    -------     --------

  Total stockholders'
   equity                    24,608        4,185     (4,595)      24,198
                            -------     --------    -------     --------

                           $ 55,080   $  163,380  $  (9,933)  $  208,527
                           ========   ==========  =========   ==========

Consolidating
Statement of
Cash Flow Information
Nine Months Ended
September 30, 2001         Cadiz     Sun World  Eliminations  Consolidated
                           -----     ---------  ------------  ------------

Net cash provided by
 (used for) operating
  activities               $    891    $  (5,987)  $     -    $ (5,096)
                            -------    ---------   -------    --------

Cash flows from
 investing activities:
 Additions to property,
  plant and equipment           (58)      (1,329)        -      (1,387)
 Additions to
  developing crops              (85)      (2,363)        -      (2,448)
 Additions to
  water programs             (1,020)           -         -      (1,020)
 Proceeds from disposal
  of property,
  plant and equipment             1         397          -         398
 (Increase) decrease in
  other assets                 (307)        509          -         202
                            -------    ---------   -------    --------

Net cash used for
 investing activities        (1,469)     (2,786)         -      (4,255)
                            -------    ---------   -------    --------

Cash flows from
 financing activities:
 Net proceeds from
  issuance of stock           1,571           -          -       1,571
 Principal payments
  on long-term debt            (250)     (1,025)         -      (1,275)
 Borrowings from
  intercompany
  revolver, net              (3,841)      3,841          -           -
 Net proceeds from
  short-term borrowings           -       4,600          -       4,600
                            -------    ---------   -------    --------

Net cash (used for)
 provided by
 financing activities        (2,520)      7,416         -        4,896
                            -------    ---------   -------    --------

Net decrease in cash
 and cash equivalents        (3,098)     (1,357)        -       (4,455)

Cash and cash equivalents,
 beginning of period          3,099       1,669         -        4,768
                            -------    ---------   -------    --------

Cash and cash
  equivalents,
  end of period           $       1    $    312   $     -    $     313
                          =========    ========   =======    =========

Consolidating
Balance Sheet
Information
December 31, 2000              Cadiz       Sun World  Eliminations  Consolidated
                               -----       ---------   -----------   -----------

ASSETS

Current assets:
  Cash and cash equivalents     $    3,099   $   1,669  $    -   $   4,768
  Accounts receivable, net               7       7,879      (2)      7,884
  Inventories                            -      15,405    (202)     15,203
  Prepaid expenses and other           212         419       -         631
                                 ---------    --------  -------   --------

    Total current assets             3,318      25,372     (204)    28,486

Investment in subsidiary            17,093          -   (17,093)         -
Property, plant, equipment and
   water programs, net              38,842    125,982         -    164,824
Other assets                         4,199      7,585         -     11,784
                                 ---------    --------  -------   --------

                                $   63,452  $ 158,939 $ (17,297) $ 205,094
                                ==========  =========  ========   ========


LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable              $    1,209  $   8,170  $     (2) $   9,377
  Accrued liabilities                  349      5,466         -      5,815
  Due to affiliate                     202          -      (202)         -
  Long-term debt,
   current portion                       -        859         -        859
                                 ---------    --------  -------   --------

     Total current liabilities       1,760     14,495      (204)    16,051

Long-term debt                      23,912    121,698         -    145,610
Deferred income taxes                    -      5,447         -      5,447
Other liabilities                      107        206         -        313
Redeemable preferred stock           3,950          -         -      3,950

Stockholders' equity:
  Common stock                         357          -         -        357
  Additional paid-in capital       142,706     35,325   (35,325)   142,706
  Accumulated deficit             (109,340)   (18,232)   18,232   (109,340)
                                 ---------    --------  -------   --------

     Total stockholders'
       equity                       33,723     17,093   (17,093)    33,723
                                 ---------    --------  -------   --------

                                $   63,452  $ 158,939  $(17,297) $ 205,094
                                ==========  =========  ========= =========

Consolidating
Statement
of Operations
Information
Three Months Ended
September 30, 2000            Cadiz       Sun World  Eliminations  Consolidated
                              -----       ---------  ------------   -----------


Revenues                       $    478    $  55,373  $    (475)   $  55,376
                               ---------   ---------  ---------     --------

Costs and expenses:
  Cost of sales                       -       43,423        (56)      43,367
  General and administrative      1,197        2,161       (375)       2,983
  Special litigation                 84            -          -           84
  Depreciation and amortization     286        4,063          -        4,349
                               ---------   ---------  ---------     --------

  Total costs and expenses        1,567       49,647       (431)      50,783
                               ---------   ---------  ---------     --------

Operating income (loss)          (1,089)       5,726        (44)       4,593
Interest expense, net             1,077        3,858          -        4,935
                               ---------   ---------  ---------     --------

Net income (loss)            $   (2,166)  $    1,868   $    (44)   $    (342)
                              =========   ==========   ========     ========

Consolidating
Statement
of Operations
Information
Nine months Ended
September 30, 2000             Cadiz     Sun World   Eliminations  Consolidated
                               -----     ---------   ------------  ------------

Revenues                     $    1,441   $   90,224   $ (1,425)   $  90,240
                               ---------   ---------  ---------     --------
Costs and expenses:
  Cost of sales                       -       75,261       (197)      75,064
  General and administrative      3,323        6,868     (1,125)       9,066
  Special litigation                360            -          -          360
  Depreciation and
   amortization                     877        5,938          -        6,815
                               ---------   ---------  ---------     --------

  Total costs and expenses        4,560       88,067     (1,322)      91,305
                               ---------   ---------  ---------     --------

Operating income (loss)          (3,119)       2,157       (103)      (1,065)

Interest expense, net              2,923      11,478          -       14,401
                               ---------   ---------  ---------     --------

Net loss                       $  (6,042)  $  (9,321)  $   (103)   $ (15,466)
                                ========   =========   ========    =========

Consolidating
Statement of
Cash Flow Information
Nine Months Ended
September 30, 2000             Cadiz     Sun World   Eliminations  Consolidated
                               -----     ---------   ------------  ------------
Net cash used for
 operating  activities        $   (3,234)  $    (438)  $      -    $  (3,672)
                               ---------   ---------  ---------     --------

Cash flows from
 investing activities:
 Additions to property,
  plant and equipment               (283)       (617)         -         (900)
 Additions to developing
  crops                                -      (3,066)         -       (3,066)
 Additions to water
  programs                        (1,248)          -          -       (1,248)
 Proceeds from disposal
  of property,
  plant and equipment                  1         435          -          436
 Increase in other assets            (13)       (358)         -         (371)
                               ---------   ---------  ---------     --------

Net cash used for
 investing activities             (1,543)     (3,606)         -       (5,149)
                               ---------   ---------  ---------     --------

Cash flows from
 financing activities:
 Net proceeds from
  issuance of stock                  652           -          -          652
 Principal payments
  on long-term debt                  (20)       (400)         -         (420)
 Net proceeds from
  short-term debt                      -       4,600          -        4,600
                               ---------   ---------  ---------     --------

Net cash provided by
 financing activities                632       4,200          -        4,832
                               ---------   ---------  ---------     --------

Net (decrease) increase
 in cash and cash
 equivalents                      (4,145)       156          -        (3,989)

Cash and cash
 equivalents,
 beginning of period               4,145        392          -         4,537
                               ---------   ---------  ---------     --------

Cash and cash equivalents,
 end of period                 $       -   $    548   $      -     $     548
                               =========   ========   ========     =========


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


NOTE 5 - SPECIAL LITIGATION RECOVERY
-----------------------------------

     The Company was engaged in lawsuits against Waste Management seeking monetary damages arising from activities adverse to the Company in connection with a landfill, which until its defeat by the voters of San Bernardino County in 1996 was proposed to be located adjacent to the Company's Cadiz/Fenner Valley properties. In March 2001, the Company and Waste Management executed a settlement agreement related to these lawsuits. Pursuant to the settlement agreement, Waste Management paid the Company $6.0 million in cash and granted to the Company an exclusive option to receive, at no cost to the Company, up to approximately 7,000 acres of real property in eastern San Bernardino County primarily adjacent to the Cadiz Program property. In April 2001, the Company exercised the option and, as a consequence, has acquired the subject property. The settlement resulted in net revenues recognized of $7.9 million.

NOTE 6 - NET LOSS PER COMMON SHARE
----------------------------------

     Basic Earnings Per Share (EPS) is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any by the weighted-average common shares outstanding. Options, deferred stock units, warrants and preferred stock that are convertible into shares of the Company's common stock were not considered in the computation of diluted EPS because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 2.2 million shares for the nine months ended September 30, 2001

                      SUN WORLD INTERNATIONAL, INC.
               (A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

            CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                              Three Months Ended
                                                 September 30,
($ in thousands)                                2001       2000
                                                ----      ----

Revenues                                   $  48,687   $  55,373
                                             -------   ---------

Costs and expenses:
 Cost of sales                                 41,143     43,423
 General and administrative                     2,264      2,161
 Depreciation and amortization                  4,095      4,063
                                             -------   ---------

   Total costs and expenses                    47,502     49,647
                                             -------   ---------

Operating profit                                1,185      5,726

Interest expense, net                           3,889      3,858
                                             -------   ---------

Net income (loss)                           $  (2,704)  $  1,868
                                            =========   ========

    See accompanying notes to the consolidated financial statements.

                       SUN WORLD INTERNATIONAL, INC.
                  (A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                               Nine Months Ended
                                                 September 30,
($ in thousands)                                2001       2000
                                                ----       ----



Revenues                                    $  76,425    $ 90,224
                                             --------    --------

Costs and expenses:
 Cost of sales                                 64,667      75,261
 General and administrative                     6,775       6,868
 Non-recurring compensation expense             2,953           -
 Depreciation and amortization                  6,086       5,938
                                             --------    --------

   Total costs and expenses                    80,481      88,067
                                             --------    --------

Operating profit                               (4,056)      2,157

Interest expense, net                          11,805      11,478
                                             --------    --------

Net loss                                    $ (15,861)  $  (9,321)
                                             ========   =========


    See accompanying notes to the consolidated financial statements.


                        SUN WORLD INTERNATIONAL, INC.
                  (A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

                      CONSOLIDATED BALANCE SHEET



                                            (Unaudited)
                                            September 30,  December 31,
 ($ in thousands)                                2001        2000
                                                 ----        ----

ASSETS

Current assets:
 Cash and cash equivalents                    $     312    $   1,669
 Accounts receivable, net                        14,305        7,879
 Inventories                                     16,173       15,405
 Prepaid expenses and other                         654          419
                                               --------    ---------

    Total current assets                         31,444       25,372

Property,  plant,  equipment,
 and  water  programs,  net                     124,850      125,982

Other assets                                      7,086        7,585
                                               --------    ---------

 Total assets                                 $ 163,380   $  158,939
                                              =========   ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Accounts payable                             $   13,122  $    8,170
 Accrued liabilities                               8,241       5,466
 Due to parent                                     5,338           -
 Revolving credit facility                         4,600           -
 Long-term debt, current portion                     791         859
                                               ---------    ---------

     Total current liabilities                    32,092      14,495

Long-term debt                                   121,212     121,698

Deferred income taxes                              5,447       5,447

Other liabilities                                    444         206

Commitments and contingencies

Stockholder's equity:
 Common stock, $.01 par value,
 300,000 shares authorized;
  42,000 shares issued and outstanding                 -           -
 Additional paid-in capital                       38,278      35,325
 Accumulated deficit                             (34,093)    (18,232)
                                               ---------    ---------

  Total stockholder's equity                       4,185      17,093
                                               ---------    --------

 Total liabilities and stockholder's equity   $  163,380  $  158,939
                                               =========   =========


     See accompanying notes to the consolidated financial statements.


                          SUN WORLD INTERNATIONAL, INC.
                    (A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

                 CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                Nine Months Ended
                                                   September 30,
($ in thousands)                                 2001        2000
                                                 ----        ----

Cash flows from operating activities:
Net loss                                      $  (15,861)  $  (9,321)
Adjustments to reconcile net loss to net
cash used for operating activities:
  Depreciation and amortization                    6,899       6,510
  Gain on disposal of assets                        (376)         (3)
Share of partnership operations                        -         (31)
  Stock earned for services                         (938)       (938)
  Deferred stock compensation                        222          81
  Non-recurring compensation expense               2,953           -
  Changes in operating assets and liabilities:
   Increase in accounts receivable                (6,426)     (6,089)
   (Increase) decrease in inventories             (1,460)      3,328
   (Increase) decrease in prepaid
     expenses and other                             (235)         90
   Increase in accounts payable                    4,952       3,874
   Increase in accrued liabilities                 2,770       2,645
   Increase (decrease)in
    due to parent                                  1,497        (742)
  Increase in other liabilities                       16         158
                                                --------   ---------

  Net cash used for operating activities          (5,987)       (438)
                                                --------   ---------
Cash flows from investing activities:
Additions to property, plant, equipment,
  and water programs                              (1,329)       (617)
Additions to developing crops                     (2,363)     (3,066)
Proceeds from disposal of property,
plant and equipment                                  397         435
Decrease (increase) in other assets                  509        (358)
                                                --------   ---------

  Net cash used for investing activities          (2,786)     (3,606)
                                                --------   ---------
Cash flows from financing activities:
 Principal payments on long-term debt             (1,025)       (400)
 Borrowings from intercompany revolver, net        3,841           -
 Proceeds from short-term borrowings               4,600       4,600
                                                --------   ---------

  Net cash provided by financing activities        7,416       4,200
                                                --------   ---------

Net (decrease) increase in cash and
 cash equivalents                                 (1,357)        156

Cash and cash equivalents at
 beginning of period                               1,669         392
                                                --------   ---------

Cash and cash equivalents
 at end of period                              $     312    $    548
                                               =========    ========


    See accompanying notes to the consolidated financial statements.


                        SUN WORLD INTERNATIONAL, INC.
                   (A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

             CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (UNAUDITED)


For the Nine Months Ended September 30, 2001

($ in thousands)


                                          Additional                Total
                           Common Stock    Paid-in  Accumulated  Stockholder's
                         Shares    Amount  Capital   Deficit      Equity
                         ------    -----   -------  --------   --------------
Balance as of
 December 31, 2000       42,000   $   -   $ 35,325 $ (18,232)  $  17,093

Non-recurring
 compensation                 -       -      2,953         -       2,953

Net loss                      -       -          -   (15,861)    (15,861)
                       --------  ------  ---------  --------   ---------
Balance as of
 September 30, 2001      42,000  $    -   $ 38,278 $ (34,093)   $  4,185
                       ========  ======   ========  ========     =======


       See accompanying notes to the consolidated financial statements.

                            SUN WORLD INTERNATIONAL, INC.
                      (A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
------------------------------

     The Consolidated Financial Statements have been prepared by Sun World International, Inc. and its subsidiaries ("Sun World") without audit and should be read in conjunction with the Sun World Consolidated Financial Statements and notes thereto included in the Cadiz Inc. Form 10-K for the year ended December 31, 2000. The foregoing Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, which Sun World considers necessary for a fair presentation. Certain reclassifications have been made to the prior period to conform to the current period presentation. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

      See Note 2 to the Sun World Consolidated Financial Statements included in the Cadiz Inc. latest Form 10-K for a discussion of Sun World's accounting policies.


NOTE 2 - INVENTORIES
---------------------

     Inventories consist of the following (dollars in thousands):

                                        September 30,  December 31,
                                             2001        2000
                                             ----        ----

     Growing crops                       $   9,366   $  11,740
     Pepper seed                                98         257
     Harvested product                       3,844         528
     Materials and supplies                  2,865       2,880
                                           -------    --------

                                         $  16,173   $  15,405
                                         =========   =========


NOTE 3 - NON-RECURRING COMPENSATION EXPENSE
------------------------------------------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	   AND RESULTS OF OPERATIONS (UNAUDITED)

RESULTS OF OPERATIONS

     The financial statements set forth herein as of and for the nine months ended September 30, 2001 and 2000 reflect the results of operations for the Company and its wholly-owned subsidiary, Sun World.

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

     The Company's net income or loss in future fiscal periods will be largely reflective of (a) the operations of the Company's water development activities including the Cadiz Groundwater Storage and Dry-Year Supply Program (the "Cadiz Program") and (b) the operations of Sun World. Sun World conducts its operations through four operating divisions: farming, packing, marketing and proprietary product development. Net income from farming operations varies from year to year primarily due to yield and pricing fluctuations, which can be significantly influenced by weather conditions, and are, therefore, generally subject to greater annual variation than Sun World's other divisions. However, the geographic distribution of Sun World's farming operations and the diversity of its crop mix makes it unlikely that adverse weather conditions would affect all of Sun World's properties or all of its crops in any single year. Packing and marketing revenues from third party growers currently represent less than 10% of total annual Company revenues. Nevertheless, net profit from Sun World's packing, marketing and proprietary product development operations tends to be more consistent from year to year than net profit from Sun World's farming operations. Sun World has entered into agreements internationally to license selected proprietary fruit varieties and continues to pursue additional domestic and international licensing opportunities. License revenues also currently represent less than 10% of total annual Company revenues.

     The following discussion contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements throughout this document. Specific factors that may cause such a difference include, but are not limited to, price and yield fluctuations in the agricultural operations, seasonality, timing and terms of various approvals required to complete the Cadiz Program. See additional discussions under the heading "Certain Trends and Uncertainties" in Item 7 of the Company's latest Form 10-K.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30,2000

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

     The table below sets forth, for the periods indicated, the results of operations for the Company's four main operating divisions (before elimination of any interdivisional charges) as well as the categories of costs and expenses incurred by the Company which are not included within the divisional results ($ in thousands):

                                           Three Months Ended
                                              September 30,
                                              ----------
                                            2001      2000
                                            ----      ----
     Divisional net income (loss):
          Farming                         $  (2,378) $  2,585
          Packing                             5,805     4,803
          Marketing                           2,374     2,315
          Proprietary product development     1,246     1,921
                                           --------   -------

                                              7,047    11,624

          General and administrative          2,617     2,598
          Special litigation                      -        84
          Removal of underperforming crops      222         -
          Depreciation and amortization       4,379     4,349
          Interest expense                    4,909     4,935
                                            -------   -------

          Net loss                        $  (5,080) $   (342)
                                          =========  ========

     FARMING OPERATIONS. Net loss from farming operations totaled ($2.4) million for the three months ended September 30, 2001 compared to a net income of $2.6 million for the three months ended September 30, 2000. Farming results during the third quarter of 2001 and 2000 were derived primarily from the harvest of table grapes and stonefruit from the San Joaquin Valley operations and table grapes from the Coachella Valley operations. During the quarter ended September 30, 2001, the increase in farming income resulted primarily from increased profits of $0.6 million for Coachella Valley table grapes due to an 11% increase in F.O.B. prices. Cooler spring temperatures caused the harvests to be delayed by approximately two weeks which reduced June production industry wide and resulted in improved pricing. Additionally, results from watermelons were $1.2 million favorable to prior year due to higher F.O.B. prices and the elimination of certain mid season acreage which historically has not been profitable. Farming results were negatively impacted by reduced pepper profits resulting from lower F.O.B. prices due to an over supply in the industry. Overall, farming results were negatively impacted primarily due to a two-week weather-related delay in the table grape harvests in Coachella and Mexico which caused an overlap with the early table grape harvests in the San Joaquin valley. This overlap created downward pressure on F.O.B. prices. Average F.O.B. prices for table grapes for the quarter were 4% lower than in the prior year. Additionally, the Company experienced lower table grape yields as the Company sold 2.6 million boxes during the 2001 quarter compared to 2.8 million boxes in 2000. Results were also negatively impacted by lower plum yields coupled with smaller sized fruit resulting from adverse weather. The Company sold 0.5 million boxes of plums during the third quarter compared to 0.7 million in 2000 with average F.O.B. prices decreasing by 13% compared to 2000. The Company also experienced a 9% reduction in F.O.B. prices for peppers and a 35% reduction in F.O.B. prices for wine grapes. Results were favorably impacted by the continued strong performance of Sun World's proprietary Midnight Beautyr table grape coupled with the removal of certain underperforming crops at the conclusion of the 2000 season. The Company continues to achieve a price premium for its proprietary table grape and stonefruit products compared to competing commercially available varieties. Revenues from farming operations totaled $39.3 million for the 2001 quarter compared to $46.7 million for the 2000 quarter. Farming expenses totaled $41.7 million in the 2001 quarter compared to $44.1 million in the 2000 quarter.

     PACKING OPERATIONS. Sun World's packing and handling facilities contributed revenues of $10.3 million offset by $4.5 million of expenses for net income of $5.8 million for the quarter ended September 30, 2001 compared to revenues of $9.9 million, expenses of $5.1 million, and net income of $4.8 million for the quarter ended September 30, 2000. The increase in profits was primarily due to a price increase in storage and handling revenues for table grapes, stonefruit and peppers that was implemented in 2001 to offset increased energy and labor costs. Units packed during the quarter totaled 0.9 million in 2001 compared to 1.2 million in 2000. The decrease in units packed during the quarter was primarily due to 100,000 fewer units of plumsSun World resulting from heat and hail damage resulting in lower packout of boxes per bin harvested and smaller sized fruit.at the end of last year and the Company's decision to field pack Coachella watermelons in 2001 to reduce costs Units handled for the third quarter totaled 4.3 million for 2001 compared to 4.4 million for 2000. Most of the shortfall in units packed described above was offset by additional organic table grape units obtained through a new handling and marketing agreement with a third party grower entered into for the 2001 growing season. The increase in storage and handling revenue partially, offset by the effect of a reduction in units packed and handled, resulted in an increase in third quarter revenues and profits compared to the prior year.

     MARKETING OPERATIONS. Marketing revenues of $3.6 million were offset by marketing expenses of $1.2 million resulting in net income of $2.4 million for the third quarter of 2001. Marketing revenues of $3.9 million were offset by marketing expenses of $1.6 million for net income of $2.3 million for the third quarter of 2000. The decrease in marketing revenues was due primarily to lower F.O.B. prices on table grapes, stonefruit, and peppers coupled with reduced table grape and plum units described above. This revenue decrease was offset by reduced advertising and promotional expenses for the 2001 quarter compared to the 2000 quarter. partially offset by a 10% increase in average marketing commissions per unit primarily resulting from higher F.O.B. prices for southern table grapes and watermelons. During the three months ended September 30, 2001, Sun World sold 5.0 million units, consisting primarily of Sun World-grown table grapes, peppers and stonefruit as well as table grapes, citrus and watermelons from domestic third party growers compared to 5.5 million units sold during the three months ended September 30, 2000.

     PROPRIETARY PRODUCT DEVELOPMENT. Sun World has a long history of product innovation, and its research and development center maintains a fruit breeding program that has introduced dozens of proprietary fruit varieties. Additionally, Sun World continues to expand its licensing program with key strategic partners worldwide to introduce, trial and produce Sun World's proprietary varieties, which provides Sun World with a long-term annual revenue stream based upon a royalty fee for each box of proprietary fruit sold during the life of the tree or vine. During the three months ended September 30, 2001, net income from proprietary product development was $1.2 million consisting of revenues of $1.8 million offset by expenses of $0.6 million. For the three months ended September 30, 2000, net income was $1.9 million consisting of revenues of $2.3 million offset by expenses of $0.4 million. The decrease in proprietary product development net income is primarily due to a $0.2 million decrease in intercompany royalties due to lower yields and F.O.B. prices, a $0.2 million decrease in international royalties due to timing, and a $0.2 million increase in expenses due to additional costs associated with the expansion of Sun World's licensing distribution structure.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses during the three months ended September 30, 2001 and 2000 totaled $2.6 million.

     REMOVAL OF UNDERPERFORMING CROPS. In September 2001, management decided to remove approximately 40 acres of citrus at the Cadiz ranch
that had historically incurred losses.   The Company recorded a charge
of $0.2 million in connection with the removal of these crops.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for each of the three months ended September 30, 2001 and 2000 totaled $4.4 million.

     INTEREST EXPENSE, NET. Net interest expense totaled $4.9 million during each of the three months ended September 30, 2001 and 2000. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                                Three Months Ended
                                                    September 30
                                                   2001      2000
                                                   ----      ----

    Interest on outstanding debt - Sun World   $  3,714  $  3,692
    Interest on outstanding debt - Cadiz            309       580
    Amortization of financing costs                 902       688
    Interest income                                 (16)      (25)
                                                -------   -------

                                               $  4,909  $  4,935
                                               ========  ========

     Interest expense remained consistent with 2000 due to (a) increased average borrowings under Sun World's revolving credit agreement; and (b) increased interest and financing costs related to debt added in December 2000; offset by (c) the savings from lower Prime and LIBOR in interest rates on the Company's variable rate debt coupled with reduced borrowings by Sun World on the revolving line of credit. Financing costs, which include legal fees and warrants, are amortized over the life of the debt agreements.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     The table below sets forth, for the periods indicated, the results of operations for the Company's four main operating divisions (before elimination of any interdivisional charges) as well as the categories of costs and expenses incurred by the Company which are not included within the divisional results (in thousands):

                                              Nine Months Ended
                                                September 30
                                                ------------
                                               2001      2000
                                               ----      ----
     Divisional net income (loss):
      Farming                              $  (1,832)  $     901
      Packing                                  7,267       6,568
      Marketing                                2,760       3,561
      Proprietary product development          2,199       2,904
                                           ---------   ---------

                                              10,394      13,934

     General and administrative                8,151       7,824
     Special litigation                       (7,929)        360
     Non-recurring compensation expense        5,537           -
     Removal of underperforming crops            222           -
     Depreciation and amortization             6,943       6,815
     Interest expense, net                    14,374      14,401
                                           ---------   ---------

      Net loss                             $ (16,904) $  (15,466)
                                           =========   =========

     FARMING OPERATIONS. Net loss from farming operations totaled $1.8 million for the nine months ended September 30, 2001 compared to a net income of $0.9 million for the nine months ended September 30, 2000. Farming revenues were $60.6 million and farming expenses were $62.4 million for the nine months ended September 30, 2001 compared to farming revenues of $73.9 million and farming expenses of $73.0 million for 2000. Farming results were negatively impacted by the table grape harvest in Coachella and Mexico starting two weeks late, which created an overlap with the early table grape harvests in the San Joaquin valley. This overlap created downward pressure on F.O.B. prices. Year-to-date average F.O.B. prices for table grapes were 2% lower than the prior year. Additionally, the Company experienced lower table grape yields as it sold 3.3 million boxes for the nine months ended September 30, 2001 compared to 3.7 million boxes during the same period in 2000. Results were also negatively affected by lower plum yields coupled with lower F.O.B. prices. Adverse weather conditions resulted in lower yields and smaller sized fruit. Plum units sold were 29% lower in 2001 than in 2000 and average F.O.B. prices were 16% lower than 2000. The Company also experienced a 19% reduction in F.O.B. prices for peppers and a 35% reduction for wine grapes. Results were favorably impacted by the continued strong performance of Sun World's proprietary Midnight Beautyr table grape as production increased and F.O.B. prices remained strong coupled with the removal of certain underperforming crops at the conclusion of the 2000 season. The Company continues to achieve a price premium for its proprietary table grape and stonefruit products compared to competing commercially available varieties.

     PACKING OPERATIONS. Sun World's packing and handling facilities contributed $7.3 million in profit during the nine months ended September 30, 2001 and $6.6 million during the nine months ended September 30, 2000. Packing and handling revenue for these operations of $17.4 million was offset by $10.1 million of expenses for the nine months ended September 30, 2001. Revenues totaled $18.5 million offset by expenses of $11.9 million for the nine months ended September 30, 2000. Sun World packed 2.2 million units during the nine months ended September 30, 2001 compared to 2.9 million units during the same period in 2000. For the nine months ended September 30, 2001, Sun World handled 6.7 million units compared to 7.5 million units in 2000. The decrease in units packed and handled is due primarily to lower table grape and plum yields as well as fewer units of third party citrus partially offset by increased units of third party table grapes. The increase in profits is due to increased profits per unit resulting from a price increase in storage and handling revenues for table grapes, stonefruit and peppers that was implemented in 2001 to offset increased energy and labor costs. conditions and decreased Sun World-grown stonefruit and watermelon due to the elimination of certain unprofitable programs at the end of the 2000 season. Units packed and handled during the nine months ended September 30, 2001 consisted of Sun World-grown table grapes, peppers and seedless watermelons in the Coachella Valley; table grapes and citrus products packed for third party growers; and table grapes, stonefruit, citrus, and peppers from the San Joaquin Valley.

     MARKETING OPERATIONS. During the nine months ended September 30, 2001, a total of 8.0 million units were sold consisting primarily of Sun World-grown table grapes, peppers and watermelons from the Coachella Valley; table grapes and citrus from domestic third party growers; and Sun World-grown table grapes, stonefruit, citrus, and peppers from the
San Joaquin Valley.   These unit sales resulted in marketing revenue of
$6.0 million. Marketing expenses totaled $3.2 million for the nine months ended September 30, 2001 resulting in net income from marketing operations of $2.8 million. During the nine months ended September 30, 2000, 9.9 million units were marketed resulting in revenues of $7.3 million offset by expenses of $3.7 million for net income of $3.6 million. The decrease in revenues, marketing profits and units sold is primarily due to lower F.O.B. prices for table grapes, plums and peppers, decreased units of Sun World-grown table grapes and plums, and the elimination of certain under performing stonefruit and row crops at the end of the 2000 seasonfrom production in 2001. and a decrease in third party citrus The decrease in commission revenue is partially offset by a 3% increase in average commission per unit resulting from higher F.O.B prices compared to 2000.

     PROPRIETARY PRODUCT DEVELOPMENT. Sun World has a long history of product innovation, and its research and development center maintains a fruit breeding program that has introduced dozens of proprietary fruit varieties. Additionally, Sun World continues to expand its licensing program with key strategic partners worldwide to introduce, trial and produce Sun World's proprietary varieties, which provides Sun World with a long-term annual revenue stream based upon a royalty fee for each box of proprietary fruit sold during the life of the tree or vine. During the nine months ended September 30, 2001, net income from proprietary product development was $2.2 million consisting of revenues of $3.8 million offset by expenses of $1.6 million. For the nine months ended September 30, 2000, net income was $2.9 million consisting of revenues of $4.1 million offset by expenses of $1.2 million. The decrease in proprietary product development net income is primarily due to a $0.3 million decrease in intercompany royalties due to lighter yields and a $0.4 million increase due to additional costs associated with the
expansion of Sun World's licensing distribution structure.   During the
nine months ended September 30, 2001, Sun World expanded its acreage under license with its strategic partners by 15% to over 7,000 acres.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 2001 totaled $8.2 million compared to $7.8 million for the 2000 period. The increase is primarily due to incentive bonuses for senior executives approved in February 2001.

     SPECIAL LITIGATION. The Company was engaged in lawsuits against Waste Management seeking monetary damages arising from activities adverse to the Company in connection with a landfill, which until its defeat by the voters of San Bernardino County in 1996, was proposed to be located adjacent to the Company's Cadiz/Fenner Valley properties. In March 2001, the Company and Waste Management executed a settlement
agreement related to these lawsuits.   Pursuant to the settlement
agreement, Waste Management paid the Company $6 million in cash and granted to the Company an exclusive option to receive, at no cost to the Company, up to approximately 7,000 acres of real property in eastern San Bernardino County primarily adjacent to the Cadiz Program property. In April 2001, the Company exercised the option and as a consequence has acquired the subject property. The settlement resulted in net revenues recognized of $7.9 million for the nine months ended September 30, 2001. During the nine months ended September 30, 2000, expenses including litigation costs and professional fees totaled $0.4 million.

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

     REMOVAL OF UNDERPERFORMING CROPS. In September 2001, management decided to remove approximately 40 acres of citrus at the Cadiz ranch
that had historically incurred losses.   The Company recorded a charge
of $0.2 million in connection with the removal of these crops.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the nine months ended September 30, 2001 totaled $6.9 million compared to $6.8 million during the same period in 2000.

     INTEREST EXPENSE, NET. Net interest expense totaled $14.4 million during each of the nine months ended September 30, 2001 and 2000. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                                   Nine Months Ended
                                                      September 30
                                                      -----------
                                                    2001      2000
                                                    ----      ----

     Interest on outstanding debt - Sun World    $  11,086  $ 11,075
     Interest on outstanding debt - Cadiz            1,109     1,560
     Amortization of financing costs                 2,287     1,951
     Interest income                                  (108)     (185)
                                                 ---------   -------

                                                 $  14,374  $ 14,401
                                                 =========  ========

     Interest expense remained consistent with 2000 due to (a) increased average borrowings under Sun World's revolving credit agreement; and (b) increased interest and financing costs related to debt added in December 2000; offset by (c) the savings from lower Prime and LIBOR interest rates on the Company's variable rate debt. Financing costs, which include legal fees and warrants, are amortized over the life of the debt agreements.

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

     As of September 30, 2001, Cadiz was obligated for approximately $10.1 million under a senior term loan facility and $15 million under a $15 million revolving credit facility (the "Cadiz Revolver") with the same lender. In December 2000, the Company completed an extension of both facilities to a maturity date of January 31, 2002. Currently, the lender holds a senior deed of trust on substantially all of Cadiz' non-Sun World related property under the term loan facility and a second lien on substantially all of the non-Sun World assets of the Company under the Cadiz Revolver. The Company and the lender have historically structured their financing arrangement with a view toward effective implementation of the Cadiz Program. While the Company currently anticipates repayment of these facilities with monies to be received under the Cadiz Program, the Company may, if it deems appropriate, replace or renegotiate the terms of these facilities to accommodate other developments such as delays in the timetable for regulatory approvals of the Cadiz Program. The Company retains the right to maintain $25.5 million of senior debt secured by the Cadiz Program area lands pursuant to the definitive economic terms for the Cadiz Program agreed with Metropolitan Water District of Southern California ("Metropolitan"), as described under "Outlook" below.

     In October 2001, the Company issued $3.75 million of Series E-1 Convertible Preferred Stock ("Series E-1 Preferred"). The Series E-1 Preferred is convertible into 500,000 shares of the Company's common stock any time prior to July 2004 at the election of the holder. The Company also has the right to convert the Series E-1 Preferred, but only when the closing price of the Company's common stock has exceeded $10.50 per share for 30 consecutive trading days. The Series E-1 Stock will be redeemed in July 2004 if still outstanding. The Company has agreed to issue an additional $3.75 million Series E-2 Convertible Preferred Stock ("Series E-2 Preferred") by the end of November 2001, subject to standard closing conditions. The Series E-2 Preferred will have the same basic terms and conditions as the Series E-1 Preferred, although the number of shares of common stock issuable upon conversion will not be definitively established until the time of issuance.

     As the Company continues to actively pursue its business strategy, additional financing specifically in connection with the Company's water programs will be required. Responsibility for funding the design, construction and program implementation costs of the capital facilities for the Cadiz Program will, under currently developed principles and terms, be shared equally by the Company and Metropolitan. The Company is analyzing various alternatives for funding its share of the estimated $125 million to $150 million cost of the program capital facilities. These funding alternatives include (a) long-term financing arrangements and (b) utilization of monies to be received from Metropolitan for its initial payment for 600,000 acre-feet of groundwater storage. Based upon the results of analyses performed by investment banking firms retained by the Company, management believes that several alternative long-term financing arrangements are available to the Company.

SUN WORLD OBLIGATIONS

     Under Sun World's historical working capital cycle, working capital is required primarily to finance the costs of growing and harvesting crops, which generally occur from January through September with a peak need in June. Sun World harvests and sells the majority of its crops during the period from June through October, when it receives the majority of its revenues. In order to bridge the gap between incurrence of expenditures and receipt of revenues, large cash outlays are required each year which are financed through a $30 million revolving credit agreement (the "Sun World Revolver") which is guaranteed by Cadiz. As of September 30, 2001, $4.6 million was outstanding under the Sun World Revolver. Sun World is currently negotiating a renewal of the Sun World Revolver for the 2002 growing season. Additionally, Sun World has an intercompany revolving credit agreement with the Company for seasonal working capital needs, as needed. $3.8 million was outstanding under the intercompany revolverowed by Sun World to Cadiz as of September 30, 2001.

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

     CASH USED FOR OPERATING ACTIVITIES. Cash used for operating activities totaled $5.1 million for the nine months ended September 30, 2001, as compared to cash used for operating activities of $3.7 million for the nine months ended September 30, 2000. The increase in cash used for operating activities is primarily due to increased losses compared to the prior year.

     CASH USED FOR INVESTING ACTIVITIES. Cash used for investing activities totaled $4.3 million for the nine months ended September 30, 2001, as compared to $5.1 million for the same period in 2000. The decrease was primarily due to reduced capital expenditures for developing crops and the collection of a long-term receivablewithin other assets in connection with the settlement of the Rayo Water litigation, partially offset by increased expenditures for property, plant, and equipment primarily related to improvements to the Sun World packing facilities..

     CASH PROVIDED BY FINANCING ACTIVITIES. Cash provided by financing activities totaled $4.9 million for the nine months ended September 30, 2001 as compared to $4.8 million for the same period in 2000, which consisted primarily of $4.6 million of borrowings under the Sun World Revolver in each year. Borrowings were down from prior year due to the monies received from the Rail-Cycle and Rayo water litigation settlements. Principal payments on long-term debt totaled $1.3 million for the nine months ended September 30, 2001 compared to $0.4 million for the nine months ended September 30, 2000. Net proceeds from the exercise of stock options totaled $1.6 million during the nine months ended September 30, 2001 and $0.7 million for the nine months ended September 30, 2000.

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

     Metropolitan and the U.S. Bureau of Land Management ("BLM"), in cooperation with the U.S. Geological Survey and the National Park Service, issued the Final Environmental Impact Report/Environmental Impact Statement ("Final EIR/EIS") for the Cadiz Program in October
2001.   The 30-day federal review and protest period for the Final
EIR/EIS ended on November 5, 2001. Issuance of the Final EIR/EIS is a significant milestone in the environmental review process as it represents the last step prior to final actions from BLM and Metropolitan. The Company anticipates final actions to be completed by the first quarter of 2002 after which construction of the Cadiz Program facilities may commence.

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

     * The Cadiz Program facilities, including spreading basins, extraction wells, conveyance pipeline and a pumping plant are estimated to cost approximately $150 million, and both parties will equally share these costs. Each party will be responsible for financing its portion of the capital costs.

     * Metropolitan will be responsible for operational costs of the Cadiz Program. However, Cadiz will assume pro rata operational costs associated with the sale of indigenous groundwater to third parties.

     * Metropolitan and Cadiz shall share equally the capital costs required for mitigation at outset of the Cadiz Program. Cadiz shall assume the ongoing annual cost of operating the Management Plan.

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

     Historically, Sun World has serviced its indebtedness and met its seasonal working capital needs utilizing available internal cash, the Sun World Revolver and through an intercompany revolver with Cadiz. Cadiz has met its ordinary working capital needs through a combination of available internal cash, quarterly management fee payments from Sun World, payments from Sun World under an agricultural lease whereby Sun World now operates the Company's 1,600 acres of developed agricultural property at Cadiz, California, the exercise of outstanding stock options, and equity placements. Except for the foregoing, additional intercompany cash payments between Sun World and Cadiz are subject to certain restrictions under its current lending arrangements.

     The Company may require additional cash beyond the foregoing to meet its working capital needs. Any such requirements would be met through a variety of means to be determined at the appropriate time. Such means may include equity or debt placements, or the sale or other disposition of assets. Equity placements would be undertaken only to the extent necessary so as to minimize the dilutive effect of any such placements upon the Company's existing stockholders.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information about market risks for the nine months ended September 30, 2001 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2000.

                      PART II  -  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      See "Legal Proceedings" included in the Company's latest Form 10-K and March 31, 2001 Form 10-Q for a complete discussion.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      In October, 2001 the Company issued 20,000 shares of common stock, 70,000 immediately vesting warrants and 37,500 conditional warrants to purchase shares of the Company's common stock at an exercise price of $7.50 per share in connection with the Company's issuance of $3.75 million of Series E-1 Preferred Stock. The issuance of the common stock, warrants and Series E-1 Preferred Stock were not registered under the Securities Act of 1933, as amended (the "Securities Act"). The Company believes that the transactions described are exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof as transactions not involving any public offerings.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable.


ITEM 4. SUBMISSION OF  MATTER  TO  A VOTE OF SECURITY HOLDERS

           Not applicable.


ITEM 5. OTHER INFORMATION

      Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       A. EXHIBITS

            4.1 Certificate of Designation of Series E-1 Preferred Stock of Cadiz Inc., dated October 22, 2001.

       B. REPORTS ON FORM 8-K

          Report on 8-K dated October 22, 2001, describing the Company's issuance of $3,750,000 in newly authorized Series E-1
          Convertible Preferred Stock.


                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Cadiz Inc.




By:  /s/  Keith Brackpool                  November 14, 2001
     -------------------------------       -----------------
     Keith Brackpool, Chairman &           Date
     Chief Executive Officer




By:  /s/  Stanley E. Speer                 November 14, 2001
     -------------------------------       -----------------
     Stanley E. Speer                      Date
     Chief Financial Officer