Form 10-K
period 2001-12-31
CADIZ INC
filed 2002-03-28
CIK 727273

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                            FORM 10-K

     (Mark One)

     [x] Annual Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

           For the Fiscal Year Ended December 31, 2001

                               OR

     [ ]Transition Report Pursuant to Section 13 or 15(d) of the
        Securities
          Exchange Act of 1934

              For the transition period from..to...

                 Commission File Number 0-12114
                      ---------------------
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

                   --------------------------

Securities Registered Pursuant to Section 12(b) of the Act:  None


   Title of Each Class     Name of Each Exchange on Which Registered
   -------------------      ---------------------------------------
           None                               None

	Securities Registered Pursuant to Section 12(g) of the Act:
			Common Stock, par value $0.01 per share
					(Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (220.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K or any amendment of this Form 10-K. /__/

As of March 26, 2002, the registrant had 36,230,241 shares of common stock outstanding. The aggregate market value of the Common Stock held by nonaffiliates as of March 26, 2002 was approximately $303,167,898 based on the closing price on that date.

               DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Registrant's proxy statement for the annual meeting to be held on May 6, 2002, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference under Part III of this Form 10-K.


                        TABLE OF CONTENTS

PART I

Item 1, Business. . . . . . .  . . . . . . . . . . . . . . . 1

Item 2, Properties. . . . . . . . . . . . . . . . . . . . . 12

Item 3, Legal Proceedings. . . . . . . . . . . . . . . . . .14

Item 4, Submission of Matters to a
  Vote of Security Holders. . . . . . . . . . . . . . . . . 14

PART II

Item 5, Market for Registrant's Common Equity and
  Related Stockholder Matters. . . . . . . . . . . . . . .  15

Item 6, Selected Financial Data . . . . . . . . . . . . . . 17

Item 7, Management's Discussion and Analysis of
  Financial Condition and Results of Operations. . . . . . .17

Item 7A, Quantitative and Qualitative
  Disclosures about Market Risk. . . . . . . . . . . . . . .32

Item 8, Financial Statements and Supplementary Data. . . . .32

Item 9, Changes in and Disagreements with
 Accountants on Accounting and Financial Disclosure. . . . .32

PART III

Item 10, Directors and Executive Officers
  of the Registrant. . . . . . . . . . . . . . . . . . . . .32

Item 11, Executive Compensation. . . . . . . . . . . . . . .33

Item 12, Security Ownership of Certain
  Beneficial Owners and Management. . . . . . . . . . . . . 33

Item 13, Certain Relationships and Related Transactions. . .33

PART IV

Item 14, Exhibits, Financial Statements and
  Reports of Form 8-K. . . . . . . . . . . . . . . . . . . .33

                             Page i


                             PART I

ITEM 1.  BUSINESS

     Information presented in this Form 10-K that discusses financial projections, proposed transactions such as those with the Metropolitan Water District of Southern California and Kingdom Agricultural Development Company, information or expectations about our business strategies, results of operations, products or markets, or otherwise makes statements
about future events, are forward-looking statements.   Forward-
looking statements can be identified by the use of words such as "intends", "anticipates", "believes", "estimates", "projects", "forecasts", "expects", "plans" and "proposes". Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements.
These include, among others, the cautionary statements under the caption "Certain Trends and Uncertainties", as well as other cautionary language contained in this Form 10-K. These cautionary statements identify important factors that could cause actual results to differ materially from those described in the forward-looking statements. When considering forward-looking statements in this Form 10-K, you should keep in mind the cautionary statements described above.

OVERVIEW

     The combination of considerable population increases and limited supplies are placing great demands on water resources both in California and worldwide. Compounding the issue, many population centers are not located where significant precipitation occurs. We therefore believe that a competitive advantage exists for those companies that possess or can provide high quality, reliable and affordable water supply in locations worldwide including California and its multi-billion dollar agricultural industry, one of the largest users of water in the state. Accordingly, Cadiz Inc., which is sometimes referred to as "Cadiz", "we" or "us", has created an integrated and complementary portfolio of assets encompassing landholdings with high-quality groundwater resources and/or storage potential, as well as agricultural properties located throughout central and southern California with valuable water rights, and other contractual water rights. We believe that our access to water will provide us with a competitive edge both as a major agricultural concern and as a supplier of water, leading to continued appreciation in the value of our portfolio.

     Additionally, product innovation from our fruit breeding programs, international licensing programs, global marketing reach, and highly regarded Sun World brand name, provides our agricultural operations a strong position in the ongoing consolidation in the global retail grocery industry. Our agricultural operations are provided through our wholly-owned subsidiary, Sun World International, Inc. and its subsidiaries, all of which together we sometimes refer to as "Sun World". Sun World is one of the largest developers, growers, producers and marketers of proprietary fruits and vegetables in California, specializing in high-value permanent crops. Currently, Sun World owns more than 19,000 acres of land primarily located in two major growing areas of California: the San Joaquin Valley and the Coachella Valley.

     In addition to our Sun World properties, we hold approximately 45,300 acres of land in eastern San Bernardino County that are substantially underlain by high-quality groundwater resources with demonstrated potential for various applications, including water storage and supply programs, and agricultural, municipal, recreational and industrial development. Substantially all of our properties are located in close proximity to California's major aqueduct systems. We expect to use our resources to participate in a broad variety of water storage and supply, transfer, exchange and conservation programs with public agencies and other parties.

     In December 1997, we commenced discussions with the Metropolitan Water District of Southern California in order to develop principles and terms for a long-term agreement related to our Cadiz, California property. In July 1998, Cadiz and Metropolitan approved the Principles and Terms for Agreement for the Cadiz Groundwater Storage and Dry-Year Supply Program, which we sometimes refer to as the "Cadiz Program", authorized preparation of a final agreement based on these principles and initiated the environmental review process for the Cadiz Program. Following extensive negotiations with Cadiz to further refine and finalize these basic principles, Metropolitan's Board of Directors approved definitive economic terms and responsibilities at their April 2001 board meeting. The Cadiz Program definitive terms will serve as the basis for a final agreement to be executed between Metropolitan and Cadiz. Execution of this final agreement will be subject to completion of the ongoing environmental review process.

     Based upon our expertise in water and agricultural resources, in June 1999, Sun World was appointed by Kingdom Agricultural Development Company (KADCO), a company currently 100% controlled by His Royal Highness Prince Alwaleed Bin Talal Bin Abdulaziz Alsaud, to develop and manage up to 100,000 acres of agricultural land in southern Egypt, called the Tushka Project.

     On January 16, 2002, we announced an agreement in principle with KADCO to combine the businesses of Sun World and KADCO. Following the proposed combination, KADCO's shareholders will have a 49.75% interest in the combined business, and Cadiz will retain an ownership interest of 50.25%. Prior to the proposed combination, KADCO expects to have cash resources in excess of $80 million.

     On March 11, 2002, we announced our intent to create a new subsidiary company that will provide an array of innovative business solutions to the significant water problems facing the Middle East. Through the new subsidiary, we intend to build a diversified water business with both direct investment and the provision of economic, technical and management services. Mr. Bruce Babbitt, former U.S. Secretary of the Interior and Governor of Arizona, has joined us to lead this new subsidiary as its chairman and chief executive officer.

     We continually seek to develop and manage our water and agricultural resources for their highest and best uses. We also continue to evaluate acquisition opportunities, which are complementary to our current portfolio of water and agricultural resources.

(a)  General Development of Business
     --------------------------------

     As part of our current business strategy, we conduct our land acquisition, water development activities, agricultural operations and search for international water and agricultural opportunities for the purpose of enhancing the long-term appreciation of our properties and future prospects. See "Narrative Description of Business" below.

     As the most populous state in the nation, California's population is projected to swell to nearly 50 million people by the year 2020. This increasing population is placing great demands on California's infrastructure, particularly its limited water resources. According to the California Department of Water Resources, shortfalls of approximately seven million acre-feet are forecasted in a dry year by the year 2020. We therefore believe that, with both the increasing scarcity of water supplies in California and the increasing demand for water, our access to water will provide us with a competitive advantage both as a major agricultural concern and as a supplier of water which will lead to continued appreciation in the value of our portfolio.

     The increasing scarcity of water supplies, coupled with increased demand from population growth, is not just a California issue but a worldwide issue. Our California experience in water resource management and development provides a strong foundation for pursuing water resource opportunities internationally, including opportunities in the Middle East.

     Sun World, which we acquired in September 1996, owns approximately 19,000 acres of agricultural land primarily in the San Joaquin and Coachella Valleys, giving us total landholdings of approximately 64,400 acres. See Item 2, "Properties".

(b)  Financial Information about Industry Segments
     ---------------------------------------------

     During the year ended December 31, 2001, we operated our agricultural resources segment and continued to develop our water resource segment of the business. See Consolidated Financial Statements. Also, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

(c)  Narrative Description of Business
     ---------------------------------

     Pursuant to our business strategy, we continually seek to develop and manage our portfolio of water and agricultural resources for their highest and best uses. Our development and management activities are currently focused on agricultural operations (primarily through Sun World) and water resource development. We also continue to evaluate acquisition opportunities, which are complementary to our current portfolio of water and agricultural resources.

WATER RESOURCE DEVELOPMENT

     Our portfolio of water resources, located in close proximity to the Colorado River or the major aqueduct systems of central and southern California, such as the State Water Project and the Colorado River Aqueduct, provides us with the opportunity to participate in a variety of water storage and supply programs, exchanges and transfers.

(a)  Cadiz Groundwater Storage and Dry-Year Supply Program
     -----------------------------------------------------

     27,300 acres of our property located in the Cadiz and Fenner Valleys of eastern California are underlain by a high-quality groundwater basin. Precipitation falls within a catchment area of nearly 1,300 square miles and provides annual recharge to the basin. The catchment area is the area contributing surface and groundwater recharge to the groundwater basin. See Item 2, "Properties - The Cadiz/Fenner Property".

     In July 1998, Cadiz and Metropolitan entered into Principles and Terms for Agreement for the Cadiz Program. The principles provide that Metropolitan will, during wet years or periods of excess supply, store surplus water from its Colorado River Aqueduct in the groundwater basin underlying our property located in Cadiz, California. During dry years or times of reduced allocations from the Colorado River, the stored water will be withdrawn and returned via conveyance facilities to the aqueduct to meet Metropolitan's water supply needs. In addition, indigenous groundwater would also be transferred utilizing the same facilities. The Cadiz Program will have the capacity to convey, either for storage or transfer, up to 150,000 acre-feet in any given year during its 50-year term.

     Metropolitan's Board of Directors, following extensive negotiations with us to further refine and finalize these basic principles and terms, approved definitive economic terms and responsibilities for the Cadiz Program in April 2001.

     Pursuant to the approved definitive terms, during storage operations, Metropolitan will pay a $50 fee per acre-foot for put of Colorado River water into storage, and a $40 fee per acre-foot for return of Colorado River water from storage, or a total of $90 per acre-foot to cycle water into and out of the basin. On the transfer of indigenous water, Metropolitan will pay a base rate of $230 per acre-foot, which will be adjusted according to a fair market value adjustment procedure. Metropolitan has committed to minimum levels of utilization of the Cadiz Program for both storage of Colorado River Aqueduct water (900,000 acre-feet) and transfer of indigenous groundwater (up to 1,500,000 acre-feet). In addition, the definitive terms for the Cadiz Program provide Cadiz the option to sell a portion of the indigenous groundwater (30,000 acre-feet per year for 25 years or a total of 750,000 acre-feet) to outside third parties within Metropolitan's service area at fair market value.

     The Cadiz Program facilities will include, among other things:

      * spreading basins, which are shallow ponds that percolate water from the ground surface to the water table;

      *  high yield extraction wells designed to extract stored
          Colorado River water and indigenous groundwater from beneath the Cadiz Program area;

      * a 35-mile conveyance pipeline that will connect the spreading basins and wellfield to the Colorado River
          Aqueduct at Metropolitan's Iron Mountain pumping plant;
          and

      * a pumping plant that will pump water through the conveyance pipeline from Metropolitan's Iron Mountain pumping plant to the spreading basins.

     The facilities are estimated to cost approximately $150 million, and both parties will jointly share these costs. A pilot spreading basin project was constructed to model and analyze the storage and extraction of water. All operational costs of the Cadiz Program, including annual operations, maintenance and energy costs, will be an obligation of Metropolitan. However, Cadiz will assume pro rata operational costs associated with the sale of indigenous groundwater to third parties.

     The definitive terms for the Cadiz Program call for the establishment of a comprehensive groundwater monitoring and management plan to ensure long-term protection of the groundwater basin. The final agreement may reflect adjustments to the definitive terms in order to reflect information identified during the environmental review process and will be subject to approval by the respective boards of both parties.

     In October 2001, the environmental report was issued by Metropolitan and the U.S. Bureau of Land Management, in collaboration with the U.S. Geological Survey and the National Park Service, and the related protest period has ended. Before construction and operation of the Cadiz Program can commence, the environmental review process must be completed including the issuance of final regulatory approvals by the U.S. Bureau of Land Management and Metropolitan. The process for obtaining these approvals is often difficult and time consuming as the process includes significant public review and comment and often draws opposition from third parties including litigation of the final regulatory approvals. We anticipate final actions related to the environmental review process to be completed by the end of the second quarter of 2002 after which construction of the Cadiz Program facilities may commence. Once construction is commenced, the Cadiz Program is anticipated to be operational within 18 to 24 months.

(b)  Other Eastern Mojave Properties
     -------------------------------

     Our water development activities at our 6,000 acre Piute property are located in eastern San Bernardino County approximately 15 miles from the resort community of Laughlin, Nevada and about 12 miles from the Colorado River town of Needles, California. Hydrological studies and testing of a full-scale production well have demonstrated that this landholding is underlain by recharging groundwater of high quality and additional investigations are ongoing regarding the development of the property for a variety of uses.

     Additionally, we own or control additional acreage located throughout other areas of the eastern Mojave Desert, such as the property we own near Danby Lake. This area is located approximately 30 miles southeast of our Cadiz/Fenner Valley property and is 10 miles north of the Colorado River Aqueduct. Our initial hydrological studies confirm that this property has excellent storage and supply capabilities.

(c)  Sun World Water Resources
     -------------------------

     Sun World has valuable water rights in various parts of central and southern California. We believe that with increasing water shortages in California, land with water rights will increase in value.

     Sun World's landholdings and associated water resources are located adjacent to the major aqueduct systems of central and southern California, or are in close proximity to the Colorado River. These holdings complement our other groundwater resources and will enhance our opportunities to participate in a broad variety of water storage, supply, exchange or banking programs. By way of example, we have identified more than 10,000 acre-feet of excess water that we plan to either transfer to our other properties or exchange or transfer to other water users without affecting current agricultural production on an annual basis.

(d)  Proposed New Subsidiary
     -----------------------

     On March 11, 2002, we announced our intent to create a new subsidiary company that will provide an array of innovative business solutions to the significant water problems facing the Middle East. Through the new subsidiary, we intend to build a diversified water business with both direct investment and the provision of economic, technical and management services. Mr. Bruce Babbitt, former U.S. Secretary of the Interior and Governor of Arizona, has joined us to lead this new subsidiary as its chairman and chief executive officer.

     The new subsidiary will target opportunities in the Middle East because of the region's growing need for managed water resources, sound environmental planning, effective conservation of water resources and the growing need for renewable water resources proportionate to the growing population and the burgeoning agricultural system. We believe that the Middle East has an arid environment similar to parts of California where our operations are conducted. Further, we believe that this project complements the work we are conducting at the Tushka Project site and our relationship with KADCO.

AGRICULTURAL OPERATIONS

     Through Sun World, we are one of California's largest vertically integrated agricultural companies due to our extensive research and development program, our year-round sourcing of fresh fruits and vegetables, our farming and packing activities and our strong marketing capabilities. For the 12 months ended December 31, 2001, Sun World recorded revenues of $92.4 million.

(a)  Product Line
     ------------

     Sun World ships over 80 different varieties of fresh fruits and vegetables throughout the United States and to more than 30 foreign countries. Sun World is a leading grower and marketer of table grapes, seedless watermelons, colored sweet peppers, citrus (oranges and lemons) and stonefruit (plums, peaches, nectarines and apricots). It is also one of California's largest independent marketers of grapefruit, tangerines, mandarins, navel oranges and lemons.

     The breadth and diversity of the product line helps to minimize the impact of individual crop earnings fluctuations. Further, the breadth and diversity of its product offering provides Sun World with greater presence and influence with its grocery and food service customers.

     Although many fruits and vegetables are fungible commodities, Sun World has adopted a strategy of developing and acquiring specialty produce varieties with unique characteristics which differentiate them from commodity produce varieties. Most of these varieties are harvested during favorable marketing windows when available supply from competitors is limited. These specialty varieties typically command a price premium and are less subject to the same price volatility than the commodity varieties. They also provide Sun World with a dominant position in a number of product categories. Examples of the branded produce grown and marketed by Sun World include Superior Seedless(R) table grapes, Midnight Beauty(R) table grapes, Black Diamond(R) plums, Honeycot(R) apricots and Amber Crest(R) peaches. These products evolved through a combination of internal development and acquisition. Sun World's research and development center is dedicated to developing additional high value proprietary varieties. See "Proprietary Product Development" below.

(b)  Farming Operations
     ------------------

     Sun World's farming operations produced approximately seven million units of fruits and vegetables during the year ended December 31, 2001 from its approximately 13,400 planted acres of which approximately 12,200 acres are owned by Sun World and 1,200 acres are leased. Permanent crops are grown on approximately 11,000 of the owned acres of which 42% are proprietary varieties. Sun World's principal agricultural lands are located in the San Joaquin and Coachella Valleys of California. See Item 2, "Properties".

     Sun World properties are primarily dedicated to producing permanent commercial crops and, to a lesser extent, annual (or row) crops. Over 1,500 acres are currently utilized for developing crops (e.g., new vines and trees that have not yet reached commercial maturity). Sun World has implemented a crop development plan with the intent of redeploying marginally productive acreage to produce varieties of crops that possess superior proprietary characteristics and/or are available for delivery at peak pricing windows throughout the year. Additionally, during 2001, Sun World completed the three-year transition of approximately 400 acres of table grapes that are certified organic for the 2001 growing season.

(c)  Packing and Marketing Operations
     --------------------------------

     In addition to merchandising its own products, Sun World provides marketing and packing services to third party growers.
For third party growers, Sun World provides three key benefits:

     * Sun World's brand name, proprietary products and reputation with wholesalers;

     * a full complement of handling services that include harvest, cooling, packing and shipping; and

     * an internal sales and marketing force servicing approximately 500 customers throughout the world.

     Sun World's packing facilities handled over eight million units of produce during the year ended December 31, 2001. These facilities provide harvesting, packing, cooling and shipping services for Sun World production, as well as for other commercial clients. Currently, Sun World owns three facilities, two of which are located in the Coachella Valley and one of which is located in the San Joaquin Valley. See Item 2, "Properties".

     Sun World's vertically integrated operations enable it to offer the market a continuous stream of new specialty products, which receive a market premium. As a large grower, Sun World is able to manage the quality of its own product line, and as a significant packer and marketer, Sun World works with other growers to ensure product quality through packing and distribution. During fiscal 2001, we sold over 10 million units with wholesale value of approximately $94.5 million. This amount includes the wholesale value for units sold on behalf of third party growers for which only the sales commission and packing revenues received by Sun World are included in Sun World's reported revenues.

     Sun World's sourcing, both external and internal, is diversified geographically throughout California. Sun World's owned and leased farming operations are located throughout the major growing regions in California from the Coachella Valley in the south to central California's San Joaquin Valley, as well as operations near the coast. Sun World sources externally produced product from throughout California, from other areas of the United States, and from international sources. This geographic diversification not only reduces the impact that unfavorable weather conditions and infestations could have on Sun World's operations, but also provides Sun World with longer selling seasons for many crops since harvests occur at different times. In addition, geographic diversification also allows Sun World the ability to provide the quality and breadth of product throughout the year demanded by retailers.

     Sun World's customer base consists of approximately 500 accounts including supermarket retailers, food service entities, warehouse clubs, and international trading companies located in approximately 30 countries. Domestic customers include national retailers such as Safeway Stores and Albertson's; club stores, including Costco and Sam's; and food service distributors, including Sysco and Alliant. During 2001, approximately 12% of Sun World's products were marketed internationally including in Canada, Europe, Australia, Japan, Hong Kong, Singapore, Malaysia, Taiwan, the Middle East and South Africa. Only one national retailer, Safeway Stores, (representing approximately 11%) accounted for more than 10% of Sun World's revenues in 2001. As is consistent with industry practice, Sun World does not maintain written agreements with Safeway Stores or its other significant customers.

(d)  Proprietary Product Development
     -------------------------------

     Sun World has a long history of product innovation, and its research and development center maintains a fruit breeding program that has introduced dozens of proprietary fruit varieties in the last six years. Recent product successes include the Midnight Beauty(R) seedless black table grape, the Black Diamond(R) plum, the Amber Crest(R) peach and the Honeycot(R) apricot. During 2001, Sun World filed for 12 new plant patents in the United States, including six new varieties of table grapes, three new varieties of plums and three new varieties of peaches. We believe that these products and several other promising grape and stonefruit varieties will be planted commercially in the near future, both domestically and internationally. Sun World also continually assesses the strategic value of filing patents on its proprietary fruit varieties internationally and files for patents in countries where it deems strategic value will be obtained. During 2001, Sun World filed for 12 new plant patents internationally in Argentina, Australia, Brazil, Chile, Egypt, European Union, Mexico, Peru and South Africa. The European Union countries include Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, the Netherlands, Portugal, Spain, Sweden and the United Kingdom.

     Sun World devotes approximately 200 acres to its research and development center and crop experimentation. The research and development center facility houses tissue culture rooms, growth rooms, four greenhouses and experimental growing crops. The amounts expended by Sun World on its research and development activities totaled $2,023,000 for the year ended December 31, 2001, $1,636,000 for the year ended December 31, 2000, and $1,450,000 for the year ended December 31, 1999.

     As a result of over 20 years of research and development, Sun World holds rights to 320 patents and trademarks around the world and has 86 pending applications for additional patents and trademarks domestically and internationally. The patent registrations exist in most major fruit producing countries and the trademarks are held in both fruit producing and consuming
regions.   Sun World's patents have varying expiration dates
occurring within the next several years through 2024; however, the expiration of any individual patent will not have a material effect upon Sun World's operations.

     Enhancing the value of the proprietary product portfolio through licensing is an integral part of Sun World's growth strategy. Sun World continues to seek licensing opportunities with key strategic partners to introduce, trial and produce Sun World's proprietary products in major production areas that have appropriate plant protection rights and do not compete with Sun World's own domestic production. These licensing agreements will provide Sun World with a long-term annual revenue stream based upon a royalty fee for each box of proprietary fruit sold over the lives of the licensed trees or vines approximating 25 to 40 years. Currently, Sun World has licensing agreements in place in Australia, Chile, Israel, Italy, Morocco, Namibia, New Zealand, South Africa, Spain and the United States and expects to continue to expand its licensing portfolio. An example of Sun World's licensing success is the definitive agreement entered into with the South African fruit industry granting long-term license agreements to South African fruit companies seeking to produce and export Sun World's proprietary Sugraone grape variety (more commonly known as Sun World's Superior Seedless(R) grape). This agreement also provided Sun World compensation for past Sugraone grapevine plantings and fruit sales and granted Sun World exclusive North American marketing rights for the Sugraone grape variety. We believe these licensing agreements have established a precedent that will change the way new and improved varieties of produce will be brought to market in the future.

TUSHKA PROJECT WITH KADCO

     The combination of our innovative proprietary products and expertise in desert farming and water resources management led to Sun World's appointment by KADCO, a company currently 100% controlled by His Royal Highness Prince Alwaleed Bin Talal Bin Abdulaziz Alsaud, to develop and manage up to 100,000 acres of agricultural land in southern Egypt, called the Tushka Project. The Tushka Project is the cornerstone in the Egyptian government's multi-billion dollar South Valley Project, an immense infrastructure plan designed to irrigate more than 500,000 acres of desert land to foster urban and agricultural development. The South Valley Project involves the construction of one of the world's largest pumping stations and a 43-mile canal that diverts water from Egypt's Lake Nasser, the reservoir formed on the Nile River by the Aswan High Dam, to four separate parcels of land - the first being the Tushka Project site. Construction is well underway, with the main canal, pumping station and branch canals slated to be complete and operational by the end of 2002. The initial commercial plantings of permanent crops for the Tushka Project will follow in early 2003. Concurrent to the development of necessary infrastructure, a research site and nursery, including 300 acres of test plots irrigated with local groundwater, have been established.

     As compensation for project development and management of the Tushka Project, Sun World earns a quarterly equity interest in KADCO based upon meeting certain developmental milestones and has been granted an option to purchase additional shares. The combined equity interest is expected to equate to approximately 10% ownership of KADCO upon completion of the development. In addition, Sun World will receive annual marketing and licensing fees equal to the greater of 1.5% of gross revenues or 5% of earnings before interest, taxes, depreciation and amortization (EBITDA) from the project. No capital investment is required by Sun World, and KADCO reimburses Sun World for all expenses incurred. The management agreement, signed in October 1999, has a four-year term with an option to extend for multiple further terms.

PROPOSED BUSINESS COMBINATION OF SUN WORLD WITH KADCO

     On January 16, 2002, we announced an agreement in principle with KADCO, to combine the businesses of Sun World and KADCO. Following the proposed combination, KADCO's shareholders will have a 49.75% interest in the combined business, and Cadiz will retain an ownership interest of 50.25%. Prior to the proposed combination, KADCO expects to have cash resources in excess of $80 million.

     We intend to utilize the cash resources of the combined business both to recapitalize Sun World and to provide for future business expansion. The agreement in principle contemplates that, in the future, KADCO shareholders will have an opportunity to make an additional equity investment in the combined business. Should KADCO shareholders make this additional investment, we may choose to maintain a majority percentage ownership in the combined business through a proportionate matching investment.

      The management of Sun World will continue to manage the combined business with Keith Brackpool as chairman and Timothy Shaheen as chief executive officer. The board of the combined business will consist of seven board members. As Cadiz will initially hold a majority ownership in the combined business, Cadiz will initially nominate four board members and KADCO shareholders will initially nominate the remaining three board members. Should KADCO ever obtain a majority percentage ownership of the combined business, the shareholders of KADCO will then have the right to nominate a majority of board members.

     The proposed combination is subject to the negotiation and execution of definitive agreements and a number of other important conditions, including, among others, procurement of governmental, third-party and lender approvals or consents as necessary, completion of confirmatory due diligence by both parties and KADCO's completion of additional equity financing.

     We anticipate that the combination will be consummated during the second quarter of 2002. However, management cannot assure that a definitive agreement with KADCO will be reached or that the combination will be consummated. See the discussion under the caption "Certain Trends and Uncertainties" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

SEASONALITY

     In connection with our water resource development activities, we do not expect revenues to be seasonal in nature.

     Sun World's agricultural operations, however, are impacted by the general seasonal trends that are characteristic of the agricultural industry. Sun World has historically received the majority of its operating profit during the months of June to October following the harvest and sale of its table grape and stonefruit crops. Due to this concentrated activity, we have, therefore, historically incurred an operating loss with respect to our agricultural operations in the other months during the year.

COMPETITION

     We face competition for the acquisition, development and sale of our properties from a number of competitors, some of which have greater resources than us. We may also face competition in the development of water resources associated with our properties. Since California has scarce water resources and an increasing demand for available water, we believe that location, price and reliability of delivery are the principal competitive factors affecting transfers of water in California.

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

EMPLOYEES

     As of December 31, 2001, we employed approximately 550 full-time employees (including all those individuals who work more that 1,000 hours per year). Sun World, throughout the year, engages various part-time and seasonal employees, with a seasonal high of approximately 1,200 part-time employees. Additionally, Sun World contracts with outside labor contractors for personnel used in the farming operations with a seasonal high of
approximately 4,800 people.   Approximately 190 of our employees
are represented by a labor
union pursuant to contracts renewed in 1999 that expire in 2002. Generally, we believe that our employee relations are good.

REGULATION

     Certain areas of our operations are subject to varying degrees of federal, state and local laws and regulations. Our agricultural operations are subject to a broad range of evolving environmental laws and regulations. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Insecticide, Fungicide and Rodenticide Act and the Comprehensive Environmental Response, Compensation and Liability Act. Compliance with these and other foreign and domestic laws and related regulations is an ongoing process, which is not currently expected to have a material effect on our capital expenditures, earnings or competitive position. Environmental concerns are, however, inherent in most major agricultural operations, including those conducted by us, and there can be no assurance that the cost of compliance with environmental laws and regulations in the future will not be material.

     Our food operations are also subject to regulations enforced by, among others, the U.S. Food and Drug Administration and state, local and foreign equivalents and to inspection by the U.S. Department of Agriculture and other federal, state, local and foreign environmental and health authorities. Among other things, the U.S. Food and Drug Administration enforces statutory standards regarding the safety of food products, establishes ingredients and manufacturing procedures for certain foods, establishes standards of identity for foods and determines the safety of food substances in the United States. Similar functions are performed by state, local and foreign governmental entities with respect to food products produced or distributed in their respective jurisdictions. Existing environmental regulations have not, in the past, had a materially adverse effect upon our operations, and we believe that existing environmental regulations will not, in the future, have a materially adverse effect upon our operations. There can be no assurances, however, as to the effect of any environmental regulations, which may be adopted in the future.

     As we proceed with the development of our properties, including the Cadiz Program, we will be required to satisfy various regulatory authorities that we are in compliance with the laws, regulations and policies enforced by such authorities. Groundwater development, and the export of surplus groundwater for sale to single entities such as public water agencies, is not subject to regulation by existing statutes other than general environmental statutes applicable to all development projects. Additionally, we must obtain a variety of approvals and permits from state and federal governments with respect to issues that may include environmental issues, issues related to special status species, issues related to the public trust, and others. Because of the discretionary nature of these approvals and concerns which may be raised by various governmental officials, public interest groups and other interested parties during both the approval and development process, our ability to develop properties and realize income from our projects, including the Cadiz Program, could be delayed, reduced or eliminated.


ITEM 2.  PROPERTIES

     We currently lease our executive offices in Santa Monica, California which consist of approximately 10,400 square feet, pursuant to a lease that expires in July 2004. Current base rent under the lease is approximately $38,000 per month. We have one five-year option to renew at fair market rate. We also maintain a development office in San Bernardino, California. Sun World owns its main packing facility (including sales and administrative offices) in Bakersfield, California and owns two packing facilities (including sales offices) in Coachella,

California. We believe that our property and equipment is generally well maintained, in good operating condition and adequate for their present needs.

     The following is a description of our significant properties.

THE CADIZ/FENNER PROPERTY

     In 1984, we conducted an investigation of the feasibility of the agricultural development of land located in the Mojave Desert near Cadiz, California, and confirmed the availability of high-quality water in commercial quantities appropriate for agricultural development. Since 1985, we have acquired approximately 34,500 acres in the Cadiz and Fenner Valleys of eastern San Bernardino County approximately 30 miles north of the Colorado River Aqueduct, including approximately 7,000 acres obtained as part of a litigation settlement with Waste Management in April 2001.

     Additional numerous independent geotechnical and engineering studies conducted since 1985 have confirmed that the Cadiz/Fenner property overlies a natural groundwater basin which is ideally suited for underground water storage and dry year transfers as contemplated in the Cadiz Program. See Item 1, "Business - Narrative Description of Business - Water Resource Development".

     In November 1993, the San Bernardino County Board of Supervisors unanimously approved a General Plan Amendment establishing an agricultural land use designation for 9,600 acres at Cadiz for which 1,600 acres have been developed and are leased to Sun World. This action also approved permits to construct infrastructure and facilities to house as many as 1,150 seasonal workers and 170 permanent residents (employees and their families) and allows for the withdrawal of more than 1,000,000 acre-feet of groundwater from the groundwater basin underlying our property.

     We hold substantially all Cadiz/Fenner acreage in fee directly.

THE SUN WORLD PROPERTIES

(a)  Farm Properties
     ---------------

     Sun World owns approximately 19,000 acres and leases approximately 2,800 acres of improved land in central and southern California. Concurrently with our acquisition of Sun World in 1996, Sun World entered into a lease for approximately 1,600 acres of Cadiz/Fenner agricultural real property from Cadiz. The lease, as amended, has a 10-year term expiring in September 2006 with annual rental of $250 per acre. Sun World is responsible for all costs associated with growing crops on the leased property. The majority of this land is used for the cultivation of permanent and annual crops and support activities, including packing facilities.

     Sun World-owned farming property is divided between six distinct geographic regions: Madera, Bakersfield, Tulare and Arvin (located within the San Joaquin Valley), Coachella (located in the state's southeastern corner near Palm Springs) and Blythe (located approximately 100 miles east of the Coachella Valley adjoining the Colorado River).

(b)  Packing and Handling Facilities
     -------------------------------

     Sun World owns three packing and handling facilities: one facility located in the San Joaquin Valley at Kimberlina near Bakersfield, a facility in the Coachella Valley and a third facility also in the Coachella Valley that is leased to a third party.

     The Kimberlina facility, located on an 83 acre parcel owned by Sun World, consists of two highly automated production lines for packing stonefruit and citrus, cold storage areas, and office space.

     Sun World's Coachella Valley facilities consists of three independent buildings located on 26 acres of land in Coachella, California. One building is used primarily for packing citrus, receiving table grapes, cold storage and office space. A second building is used primarily for receiving, cooling and storing table grapes and row crops. The third building was used primarily for packing lemons and for storage.

OTHER EASTERN MOJAVE PROPERTIES

     We also own approximately 10,900 additional acres in the eastern Mojave Desert, including the Piute and Danby Lake properties.

     The Piute property consists of approximately 6,000 acres and is located approximately 60 miles northeast of Cadiz and approximately 15 miles west of the Colorado River and Laughlin, Nevada, a small, fast growing town with hotels, casinos and water recreation facilities. We identified the Piute property for acquisition by a combination of satellite imaging and geological techniques which we used to identify water at Cadiz.

     The Piute acreage adjoins Highway 95, approximately 60 miles south of Las Vegas. The Santa Fe Railroad passes through the land and Interstate 40 is approximately 12 miles to the south.

DEBT SECURED BY PROPERTIES

     Of our outstanding debt at December 31, 2001, $117.5 million represents loans secured by Sun World's properties and $25.1 million represents loans secured by the majority of our non-Sun World properties. Information regarding interest rates and principal maturities is provided in Note 9 to the consolidated financial statements.


ITEM 3.  LEGAL PROCEEDINGS

     We are involved in legal and administrative proceedings and claims and we actively pursue the protection of our intellectual and proprietary property in the ordinary course of business. In the opinion of management, the ultimate outcome of each proceeding or all such proceedings combined will not have a material adverse impact on our financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our stockholders during the fourth quarter of 2001. The results of our Annual Meeting of Stockholders held May 14, 2001 were reported in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Stock Market under the symbol "CLCI". The following table reflects actual sales transactions. The high and low range of the sales price of the common stock for the dates indicated have been provided by Nasdaq.

                                     High     Low
                                    Sales     Sales
     Quarter Ended                  Price     Price
     -------------                  -----     -----

     2000:
       March 31                    $ 12.500  $ 7.313
       June 30                     $  8.875  $ 5.563
       September 30                $ 10.125  $ 7.750
       December 31                 $ 10.750  $ 6.938

     2001:
       March 31                    $ 10.500  $ 8.031
       June 30                     $ 10.180  $ 8.250
       September 30                $ 10.000  $ 7.150
       December 31                 $  8.980  $ 7.250

     On March 26, 2002, the high, low and last sales prices for the shares, as reported by Nasdaq, were $8.840, $8.570 and $8.780, respectively.

     Options in our stock trade under the symbol "QAZ".

     We also have an authorized class of 100,000 shares of preferred stock. To date, there are four series of preferred stock designated for issuance including:

       *  40,259 shares of Series A Junior Participating
          Preferred Stock pursuant to a Stockholders' Rights
          Plan, of which none are issued and outstanding;

       * 5,000 shares of Series D Convertible Preferred Stock of which 5,000 shares are issued and outstanding;

       * 3,750 shares of Series E-1 Convertible Preferred Stock of which 3,750 shares are issued and outstanding; and

       * 3,750 shares of Series E-2 Convertible Preferred Stock of which 3,750 shares are issued and outstanding.

The Board of Directors has no present plans or arrangements for the issuance of additional shares of preferred stock.

     On May 10, 1999 we adopted a Stockholders' Rights Plan. In connection with the Rights Plan, and as further described in the Rights Plan, we declared a dividend of one preferred share purchase right for each outstanding share of our common stock outstanding at the close of business on June 1, 1999.

     As of March 26, 2002, the number of stockholders of record of our common stock was 161 and the estimated number of beneficial owners was approximately 2,604.

     To date, we have not paid a cash dividend on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Our ability to pay such dividends is subject to covenants pursuant to agreements with our lenders that do not allow for the payment of dividends other than out of our cumulative net income.

     During the quarter ended December 31, 2001, we issued 40,000 shares of common stock and warrants to purchase 215,000 shares of our common stock at an exercise price of $7.50 per share. These shares and warrants were issued in connection with our issuance of an aggregate of $7.5 million of Series E-1 and E-2 preferred stock. The issuance of the warrants, common stock, and the Series E-1 and E-2 preferred stock were not registered under the Securities Act of 1933, as amended. We believe that the transactions described are exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act as the transactions did not involve public offerings. All other securities sold by us during the year ended December 31, 2001 which were not registered under the Securities Act have previously been reported in our Quarterly Reports on Form 10-Q. In February 2002, we registered for resale the warrants and shares issued in connection with the above transactions by filing a Registration Statement on Form S-3.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data insofar as it relates to the years ended December 31, 2001, 2000, 1999, 1998 and 1997 has been derived from financial statements audited by PricewaterhouseCoopers LLP, independent accountants. The information that follows should be read in conjunction with the audited consolidated financial statements and notes thereto for each of the three years in the period ended December 31, 2001 included in Part IV of this Form 10-K. See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

($ in thousands, except for per share data)

                                Year Ended December 31,
                     ----------------------------------------------
                     2001       2000      1999       1998      1997
                     ----       ----      ----       ----      ----
Statement of
Operations Data:

 Total revenues   $  92,402  $ 107,745 $ 115,229 $ 106,544 $ 100,157

 Net loss           (25,722)   (22,458)   (8,594)   (7,470)   (8,538)

 Less:
  Preferred stock
   dividends            591          -         -         -    (1,213)
  Imputed dividend
   on preferred
   stock                441          -         -         -         -
                    -------    -------   -------  --------   -------

 Net loss
  applicable to
  common stock    $ (26,754) $ (22,458) $ (8,594) $ (7,470) $  (9,751)
                  =========  =========  ========  ========  =========

Per share:

 Net loss
 (basic and
  diluted)        $    (.75) $    (.64) $   (.25) $   (.23) $    (.33)
                  =========  =========  ========   =======  =========

Weighted-average
 common shares
 outstanding         35,854     35,344    34,678    33,173     29,485
                  =========  =========  ========   =======   ========

                                     December 31,
                        ---------------------------------------------
                        2001      2000       1999       1998     1997
                        ----      ----       ----       ----     ----
Balance Sheet Data:

 Total assets       $ 198,275  $ 203,617  $ 214,102  $ 214,359 $ 203,049
 Long-term debt     $ 141,429  $ 145,610  $ 142,089  $ 142,317 $ 131,689
 Redeemable
  preferred
  stock             $   9,958  $   3,950  $       -  $       - $       -
 Common stock and
  additional
  paid-in capital   $ 152,765  $ 143,063  $ 136,552  $ 127,998 $ 121,199
 Accumulated
  deficit          $ (135,062) $(109,340) $ (86,882) $ (78,288)$ (70,818)
 Stockholders'
  equity           $   17,703  $  33,723  $  49,670  $  49,710 $  50,381


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The consolidated financial statements set forth herein for each of the three years in the period ended December 31, 2001, reflect the results of our operations and the operations of our wholly-owned subsidiaries including Sun World.

     A summary of the Sun World elements which our management believes is essential to an analysis of the results of operations for such periods is presented below. For purposes of this summary, the term Sun World will be used, when the context so requires, with respect to the operations and activities of our Sun World subsidiary, and the term Cadiz will be used, when the context so requires, with respect to our operations and activities that do not involve Sun World.

     Our net income or loss in future fiscal periods will be largely reflective of (a) the operations of our water development activities including the Cadiz Groundwater Storage and Dry-Year Supply Program and (b) the operations of Sun World including its international expansion. Sun World conducts its operations through four operating divisions: farming, packing, marketing and proprietary product development. Net income from farming operations varies from year to year primarily due to yield and pricing fluctuations which can be significantly influenced by weather conditions, and are, therefore, generally subject to greater annual variation than Sun World's other divisions. However, the geographic distribution of Sun World's farming operations within California and the diversity of its crop mix makes it unlikely that adverse weather conditions would affect all of Sun World's properties or all of its crops in any single year. Nevertheless, net profit from Sun World's packing, marketing and proprietary product development operations tends to be more consistent from year to year than net profit from Sun World's farming operations. Packing and marketing revenues from third party growers currently represent less than 10% of our total revenues. Sun World has entered into agreements domestically and internationally to license selected proprietary fruit varieties and continues to pursue additional domestic and international licensing opportunities. License revenues currently represent less than 10% of our total revenues.

(a)  YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED
     DECEMBER 31, 2000
     -------------------------------------------------------

     Our agricultural operations are impacted by the general seasonal trends that are characteristic of the agricultural industry. Sun World has historically received the majority of its net income during the months of June to October following the harvest and sale of its table grape and stonefruit crops. Due to this concentrated activity, Sun World has, therefore, historically incurred a loss with respect to its agricultural operations in the other months during the year.

     The table below sets forth, for the periods indicated, the results of operations for Sun World's four main divisions (before elimination of any interdivisional charges), as well as the categories of costs and expenses we incurred which are not included within the divisional results (in thousands):

                                                  Year Ended
                                                  December 31,
                                                 2001      2000
                                                 ----      ----
     Divisional net income (loss) :
       Farming                               $ (3,243)   $ 2,791
       Packing                                  8,320      7,193
       Marketing                                3,303      3,868

       Proprietary product development          2,891      4,331
                                             --------    -------

                                               11,271     18,183

     General and administrative                10,890     10,939
     Special litigation                        (7,929)       424
     Removal of underperforming crops             736      1,549
     Non-recurring compensation expense         5,537          -
     Depreciation and amortization              8,151      8,381
     Interest expense, net                     19,551     19,188
     Income tax expense                            57        160
                                              -------   --------

     Net loss                                $(25,722)  $(22,458)
                                             ========   ========

     FARMING OPERATIONS. Net loss from farming operations totaled $3.2 million for 2001 compared to a net profit of $2.8 million in 2000. Farming revenues were $71.7 million and farming expenses were $74.9 million for 2001. For 2000, Sun World had farming revenues of $86.4 million and farming expenses of $83.6 million. Farming results were negatively impacted by a two-week weather related delay in the table grape harvest in Coachella and Mexico, which created an overlap with the early table grape harvests in the San Joaquin Valley. This overlap created downward pressure on F.O.B. prices for table grapes that continued through the entire San Joaquin Valley harvest. Year-to-date F.O.B. prices for table grapes were 3% below 2000 farming results. Additionally, Sun World experienced lower table grape yields as it sold 3.5 million boxes during 2001 compared to 3.9 million boxes during 2000.

     Results were also negatively impacted in 2001 compared to 2000 due to decreased prices for wine grapes, peppers and plums. Average F.O.B. prices for wine grapes and peppers were down due to oversupply in the industry by 45% and 29%, respectively, compared to 2000. Profits for plums were down due to lower yields coupled with smaller sized fruit resulting from adverse weather. Sun World sold 0.8 million boxes of plums in 2001 compared to 1.0 million boxes in 2000. F.O.B. prices for plums were 25% below 2000 prices. 2001 citrus results were $1.1 million higher than 2000 due to an 18% increase in production yields coupled with a 9% increase in F.O.B. prices. The decrease in farming expenses is primarily due to the removal of certain underperforming stonefruit and wine grape acreage at the conclusion of the 2000 growing season and the reduction and elimination of certain row crop acreage in 2001 for crops that had become unprofitable. Sun World's proprietary table grape and stonefruit products have allowed Sun World to continue to command price premiums to the overall market.

     PACKING OPERATIONS. Sun World's packing and handling facilities contributed $8.3 million in profit during 2001 compared to $7.2 million in 2000. The aggregate packing and handling revenue for these operations of $21.4 million was offset by $13.1 million of expenses for 2001. Revenues totaled $21.9 million offset by expenses of $14.7 million for 2000. Sun

World packed 2.9 million units during 2001 and moved an additional
5.3 million units through the cold storage facilities for a total of 8.2 million units processed through the packing operations in 2001 compared to 8.6 million units in 2000. This decrease in units is due primarily to lower Sun World-grown table grape and plum yields as well as fewer units of third party citrus partially offset by increased units of third party table grapes. The increase in profits is due to increased profits per unit resulting from a price increase in storage and handling revenues for table grapes, stonefruit and peppers that was implemented in 2001 to offset increased energy and labor costs. Units packed and handled during 2001 consisted primarily of Sun World-grown table grapes, peppers and seedless watermelons in the Coachella Valley; table grapes and citrus products packed for third party growers; and Sun World-grown table grapes, stonefruit, citrus, and peppers from the San Joaquin Valley.

     MARKETING OPERATIONS. During 2001, a total of 10.1 million units were sold consisting primarily of Sun World-grown table grapes, peppers and watermelons from the Coachella Valley; table grapes and citrus from domestic third party growers; and Sun World-grown table grapes, stonefruit, citrus, and peppers from
the San Joaquin Valley.   These unit sales resulted in marketing
revenue of $7.5 million. Marketing expenses totaled $4.2 million for 2001 resulting in net income from marketing operations of $3.3 million. During 2000, 11.5 million units were sold resulting in revenues of $8.6 million offset by expenses of $4.7 million for net income of $3.9 million. The decrease in revenues, marketing profits and units sold is primarily due to lower F.O.B. prices for table grapes, plums and peppers, decreased units of Sun World-grown table grapes and plums, and the elimination of certain underperforming stonefruit and row crops from production in 2001.

     PROPRIETARY PRODUCT DEVELOPMENT. Sun World has a long history of product innovation, and its research and development center maintains a fruit breeding program that has introduced dozens of proprietary fruit varieties. Additionally, Sun World continues to expand its licensing program with key strategic partners worldwide to introduce, trial and produce Sun World's proprietary varieties, which provides Sun World with a long-term annual revenue stream based upon a royalty fee for each box of proprietary fruit sold during the life of the tree or vine. During 2001, net income from proprietary product development was $2.9 million consisting of revenues of $4.9 million offset by expenses of $2.0 million. For 2000, net income was $4.3 million consisting of revenues of $6.0 million offset by expenses of $1.7 million. The decrease in proprietary product development net income is primarily due to decreased intercompany royalties due to lighter yields, additional costs associated with the expansion of Sun World's licensing distribution structure, and a timing difference for international royalties due to harvest delays in
South Africa.   Revenues include $1.3 million related to project
development and management fees payable in equity of KADCO for both 2001 and 2000. During 2001, Sun World expanded its acreage under license with its strategic partners by 15% to over 7,000 acres.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $10.9 million for 2001 and 2000.

     SPECIAL LITIGATION.  We were engaged in lawsuits against
Waste Management seeking monetary damages arising from activities adverse to us in connection with a landfill, which until its defeat by the voters of San Bernardino County in 1996, was
proposed to be located adjacent to our Cadiz/Fenner Valley
properties.  In March 2001, we executed a settlement agreement
with Waste Management related to these lawsuits.   Pursuant to
the settlement agreement, Waste Management paid Cadiz $6 million in cash and granted to Cadiz an exclusive option to receive, at no cost to Cadiz, up to approximately 7,000 acres of real property in eastern San Bernardino County primarily adjacent to the Cadiz Program property. In April 2001, we exercised the option and as a consequence acquired the subject property. The settlement resulted in net proceeds of $7.9 million for 2001. During 2000, expenses including litigation costs and professional fees related to this matter totaled $0.4 million.

     NON-RECURRING COMPENSATION. In March 2001, we issued 564,163 deferred stock units to certain senior managers of Cadiz and Sun World. These deferred stock units were issued in exchange for the cancellation of 1,055,000 fully vested options to purchase our common stock held by the senior managers. The number of the deferred stock units issued was calculated based on the average closing price for the 10 business days following the filing of our Annual Report on Form 10-K for the year ended December 31, 2000 on March 29, 2001. We recorded a one-time charge of $5,537,000 and no cash was expended in connection with the issuance of the deferred stock units.

     REMOVAL OF UNDERPERFORMING CROPS. During 2001, management decided to remove approximately 40 acres of citrus at the Cadiz ranch and Sun World removed approximately 700 acres of wine grapes, citrus, and stonefruit. We recorded a charge of $0.7 million in connection with the removal of these crops. In December 2000, we recorded a $1.5 million charge to remove certain underperforming crops, primarily 600 acres of wine grapes and stonefruit.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the year ended December 31, 2001 totaled $8.2 million compared to $8.4 million for the year ended December 31, 2000. The decrease is primarily attributable to certain assets being sold or removed in 2001 and other assets becoming fully depreciated.

     INTEREST EXPENSE. Net interest expense totaled $19.6 million during the year ended December 31, 2001 compared to $19.2 million during the year ended December 31, 2000. The following table summarizes the components of net interest expense for the two periods (in thousands):
                                                     Year Ended
                                                     December 31,
                                                  2001        2000
                                                  ----        ----

     Interest on outstanding debt - Sun World  $ 14,574    $ 14,546
     Interest on outstanding debt - Cadiz         1,347       2,319
     Amortization of financing costs              3,748       2,546
     Interest income                               (118)       (223)
                                               --------    --------

                                               $ 19,551    $ 19,188
                                               ========    ========

     The increase in interest on outstanding debt during 2001 is primarily due to (a) increased average borrowings under Sun World's revolving credit facility; (b) increased interest and financing costs related to the debt added by Sun World in December 2000, and (c) amortization of warrants issued for the extension of Cadiz' revolving credit facility and term loan facility, which total increase is partially offset by the savings from lower prime and LIBOR interest rates on our variable rate debt. Financing costs, which include legal fees, loan fees and warrants, are amortized over the life of the debt agreement.

(b)  YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED
     DECEMBER 31, 1999
     -------------------------------------------------------

     The table below sets forth, for the periods indicated, the results of operations for Sun World's four main divisions (before elimination of any interdivisional charges), as well as the categories of costs and expenses incurred which are not included within the divisional results (in thousands):

                                                Year Ended
                                                December 31,
                                             2000        1999
                                             ----        ----
     Divisional net income
       Farming                             $  2,791   $  14,542
       Packing                                7,193       7,656
       Marketing                              3,868       4,573
       Proprietary product development        4,331       3,187
                                           --------   ---------

                                             18,183      29,958

     General and administrative              10,939      10,913
     Special litigation                         424         937
     Removal of underperforming crops         1,549           -
     Depreciation and amortization            8,381       8,891
     Interest expense, net                   19,188      17,811
     Income tax expense                         160           -
                                           --------   ---------

     Net loss                              $(22,458) $   (8,594)
                                           ========  ==========

     FARMING OPERATIONS. Net income from farming operations totaled $2.8 million for 2000 compared to $14.5 million in 1999. Farming revenues were $86.4 million and farming expenses were $83.6 million for 2000. For 1999, we had farming revenues of $94.9 million and farming expenses of $80.4 million. The decrease in farming results in 2000 compared to 1999 were primarily due to decreased prices on table grapes, wine grapes, stonefruit and citrus due to an oversupply of products in the industry. Average F.O.B. prices for 2000 were down 13%. The increase in farming expenses is primarily due to costs to grow and harvest citrus in the San Joaquin Valley in 2000 that were not incurred in 1999 due to the December 1998 freeze. Sun World's proprietary table grape and stonefruit products have allowed Sun World to continue to command a price premium to the overall market that helped offset some of the losses incurred from its commodity products.

     PACKING OPERATIONS. Sun World's packing and handling facilities contributed $7.2 million in profit during 2000 compared to $7.7 million in 1999. We packed 3.6 million units and moved an additional 5.0 million units through the cold storage facilities for a total of 8.6 million units processed through the packing operations in 2000 compared to the same total of 8.6 million units in 1999. Packing results were negatively impacted by a significant increase in corrugated box costs and temporary use of third party storage facilities during July 2000 due to capacity constraints. Units packed and handled during 2000 primarily consisted of Sun World-grown table grapes, stonefruit, citrus, peppers and seedless watermelons as well as table grapes, citrus and stonefruit products packed for third party growers. Packing and handling revenue for these operations of $21.9 million was offset by $14.7 million of expenses for 2000. Revenues totaled $20.5 million offset by expenses of $12.8 million for 1999.

     MARKETING OPERATIONS. Sun World's marketing operations include selling, merchandising and promoting Sun World-grown products, as well as providing these services for third party growers. During 2000, a total of 11.5 million units were sold consisting primarily of Sun World-grown table grapes, stonefruit, citrus, peppers and watermelons as well as table grapes, watermelons, citrus and stonefruit from domestic third party growers. These unit sales resulted in marketing revenue of $8.6 million. Marketing expenses totaled $4.7 million for 2000 resulting in net income from marketing operations of $3.9 million. During 1999, 11.1 million units were sold resulting in revenues of $9.4 million offset by expenses of $4.8 million for net income of $4.6 million. The increase in units sold is primarily due to increased units of Sun World-grown plums and stonefruit marketed for third parties. Average commissions for 2000 were down 12% from average commissions in 1999 due to the lower F.O.B. prices noted above.

     PROPRIETARY PRODUCT DEVELOPMENT. Sun World has a long history of product innovation, and its research and development center maintains a fruit breeding program that has introduced dozens of proprietary fruit varieties including twelve new varieties for which plant patents were applied for in 2000. During 2000, net income from proprietary product development totaled $4.3 million consisting of revenues of $6.0 million offset by expenses of $1.7 million. For 1999, net income from proprietary product development was $3.2 million consisting of revenues of $4.6 million offset by expenses of $1.4 million. The increase in revenues resulted from international royalties primarily related to our licensing agreements for Sugraone table grapes and consulting income from KADCO.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $10.9 million for both 2000 and 1999.

     SPECIAL LITIGATION. We were engaged in lawsuits seeking monetary damages in connection with the prevention of a landfill which was proposed to be located adjacent to our Cadiz/Fenner Valley properties. In March 2001, we entered into a settlement agreement with Waste Management related to these lawsuits.
During the year ended December 31, 2000, expenses including litigation costs and professional fees totaled $0.4 million as compared to $0.9 million during the year ended December 31, 1999.

     REMOVAL OF UNDERPERFORMING CROPS. In December 2000, we accrued costs to remove certain underperforming crops, primarily
600 acres of wine grapes and stonefruit. We recorded a charge of $1.5 million in connection with these removals.

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

     INTEREST EXPENSE. Net interest expense totaled $19.2 million during the year ended December 31, 2000 compared to $17.8 million during the year ended December 31, 1999. The following table summarizes the components of net interest expense for the two periods (in thousands):
                                                  Year Ended
                                                  December 31,
                                                 2000      1999
                                                 ----      ----

     Interest on outstanding debt - Sun World  $14,546    $14,204
     Interest on outstanding debt - Cadiz        2,319      1,785
     Amortization of financing costs             2,546      2,176
     Interest income                             (223)      (354)
                                               --------  --------

                                               $19,188    $17,811
                                               =======    =======

     The increase in interest on outstanding debt during 2000 is primarily due to (a) increased borrowings on Sun World's revolving credit facility to meet seasonal working capital needs and (b) amortization of warrants issued for the extension of Cadiz' revolving credit facility and term loan facility. Financing costs, which include legal fees, loan fees and warrants, are amortized over the life of the debt agreement.

LIQUIDITY AND CAPITAL RESOURCES

(a)  Current Financing Arrangements
     ------------------------------

     CADIZ OBLIGATIONS. As Cadiz has not received significant revenues from our water resource activity to date, Cadiz has been required to obtain financing to bridge the gap between the time water resource development expenses are incurred and the time that revenue will commence. Historically, Cadiz has addressed these needs primarily through secured debt financing arrangements with our lenders, private equity placements and the exercise of outstanding stock options.

     As of December 31, 2001, we were obligated for approximately $10.1 million under a senior term loan facility and $15 million under a $15 million revolving credit facility with the same lender. In the first quarter of 2002, we completed an extension of both facilities to a maturity date of January 31, 2003 and increased Cadiz' revolving credit facility to $25 million. $10 million of Cadiz' revolving credit facility is convertible into 1,250,000 shares of our stock any time prior to January 2003 at the election of the lender. Currently, the lender holds a senior deed of trust on substantially all of our non-Sun World assets under the term loan facility and a second lien on our non-Sun World assets under Cadiz' revolving credit facility. We have historically structured our financing arrangement with the lender with a view toward effective implementation of the Cadiz Program. While we currently anticipate repayment of these facilities with monies to be received under the Cadiz Program, we may, if we deem appropriate, replace or renegotiate the terms of these facilities to accommodate other developments such as delays in the timetable for regulatory approvals or litigation related to regulatory approvals of the Cadiz Program. We retain the right to maintain $25.5 million of senior debt secured by the Cadiz Program area lands pursuant to the definitive economic terms for the Cadiz Program agreed with Metropolitan, as described under "Outlook" below.

     In December 2000, we issued $5 million of Series D Convertible Preferred Stock. The stock is convertible into 625,000 shares of our common stock any time prior to July 2004 at the election of the holder. We also have the right to convert the preferred stock, but only when the closing price of our common stock has exceeded $12 per share for 30 consecutive trading days. The preferred stock will be redeemed in July 2004 if it is still outstanding.

     In October and November 2001, we issued an aggregate of $7.5 million of Series E-1 and E-2 Convertible Preferred Stock in $3.75 million issuances respectively. The Series E-1 and E-2 preferred stock is convertible into an aggregate of 1,000,000 shares of our common stock at any time prior to July 2004 at the election of the holder. We also have the right to convert the Series E-1 and E-2 preferred stock, but only when the closing price of our common stock has exceeded $10.50 per share for 30 consecutive trading days. The preferred stock will be redeemed in July 2004 if still outstanding.

     As we continue to actively pursue our business strategy, additional financing specifically in connection with our water programs will be required. Responsibility for funding the design, construction and program implementation costs of the capital facilities for the Cadiz Program will, under currently developed principles and terms, be shared equally by Cadiz and

Metropolitan. We plan to use monies to be received from Metropolitan for its initial payment for 600,000 acre-feet of groundwater storage as well as long-term financing arrangements currently under negotiation, to fund Cadiz' share of the estimated $150 million cost of the program capital facilities.

     SUN WORLD OBLIGATIONS. Under Sun World's historical working capital cycle, working capital is required primarily to finance the costs of growing and harvesting crops, which generally occur from January through September with a peak need in June. Sun World harvests and sells the majority of its crops during the period from June through October, when it receives the majority of its revenues. In order to bridge the gap between incurrence of expenditures and receipt of revenues, large cash outlays are required each year which are financed through a $30 million revolving credit agreement guaranteed by Cadiz.

     In November 2001, Sun World renewed its revolving credit facility through the 2002 growing season with a maturity date of November 2002. Amounts eligible to be borrowed under the revolving credit facility are based upon a borrowing base of eligible accounts receivable and inventory balances. Maximum availability under the revolving credit facility varies throughout the year with a maximum of $30 million available during the peak borrowing periods of April to July. The revolving credit facility is secured by accounts receivable, inventory, and the proceeds thereof, requires Sun World to meet certain financial covenants, and is guaranteed by Cadiz. Amounts borrowed under the facility will accrue interest at either prime plus 1.0% or LIBOR plus 2.50% at our election. No amounts were outstanding under the revolving credit facility at December 31, 2001.

     In addition, Sun World has outstanding $115 million of First Mortgage Notes which will mature on April 15, 2004 and are publicly traded and registered under the Securities Act of 1933. The Sun World notes became redeemable at the option of Sun World, in whole or in part, at any time on or after April 15, 2001. Interest accrues at the rate of 11-1/4%per annum and is payable semi-annually on April 15th and October 15th of each year. The Sun World notes are secured by a first lien (subject to certain permitted liens) on substantially all of the assets of Sun World and its subsidiaries, other than growing crops, crop inventories and accounts receivable and proceeds thereof, which secure Sun World's revolving credit facility, and certain real property pledged to third parties. The Sun World notes are also secured by the guarantee of Cadiz and the pledge by Cadiz of all of the stock of Sun World. The Sun World notes include covenants that do not allow for the payment of dividends by us or by Sun World other than out of cumulative net income.

     CASH USED FOR OPERATING ACTIVITIES. Cash used for operating activities totaled $4.3 million for the year ended December 31, 2001, as compared to cash used for operating activities of $9.1 million for the year ended December 31, 2000. The decrease in cash used for operating activities is primarily due to the $6 million of cash received as part of the special litigation recovery in 2001 coupled with higher accounts payable balances at December 31, 2001.

     CASH USED FOR INVESTING ACTIVITIES. Cash used for investing activities totaled $5.5 million for the year ended December 31, 2001, as compared to $2.7 million for the same period in 2000. The increase is cash used was primarily due to reduced sales of property, plant and equipment, and the non reoccurrence of a $1.6 million final partnership distribution in 2000, partially offset by decreased expenditures for developing crops.

     CASH PROVIDED BY FINANCING ACTIVITIES. Cash provided by financing activities totaled $7.9 million for the year ended December 31, 2001 as compared to $10.6 million for the same period in 2000. Cadiz issued $7.5 million of preferred stock in 2001 compared to $5.0 million in 2000. Net proceeds from stock options exercised totaled $1.6 million in 2001 compared to $1.0 million in 2000 and principal payments on long-term debt totaled $1.6 million in 2001 compared to $0.7 million in 2000. In addition, Sun World issued $5.2 million of long-term debt in 2000.

(b)  Outlook
     -------

     We are actively pursuing the development of our water resources. Specifically, in April 2001, Cadiz and Metropolitan approved definitive economic terms and responsibilities for a 50-year agreement for the Cadiz Program. Under the Cadiz Program, Metropolitan will, during wet years or periods of excess supply, store surplus water from the Colorado River Aqueduct in the groundwater basin underlying our property. During dry years or times of reduced allocations from the Colorado River, the previously imported water, together with additional existing groundwater, will be extracted and delivered, via a conveyance pipeline, back to the aqueduct. The definitive terms will serve as the basis for a final agreement to be executed between Metropolitan and Cadiz. Execution of this final agreement will be subject to completion of the ongoing environmental review process for the Cadiz Program.

     Key provisions of the approved definitive terms for the Cadiz Program are as follows:

     * Over the 50-year term of the agreement, Metropolitan will store a minimum of 900,000 acre-feet of Colorado River Aqueduct water in our groundwater basin and purchase up to a minimum of 1,500,000 acre-feet of existing groundwater for transfer during dry years. The Cadiz Program will have the capacity to convey, either for storage or transfer, up to approximately 150,000 acre-feet in any given year.

     * During storage operations, Metropolitan will pay $50 per acre-foot for put of Colorado River water into storage and $40 per acre-foot for return of Colorado River water from storage, or a total of $90 per acre-foot to cycle water into and out of the basin. These fees will be adjusted by the Consumer Price Index (CPI).

     * As outlined above, Metropolitan's total minimum commitment for storage is 900,000 acre-feet.
       Metropolitan will pay for the initial 600,000 acre-feet of put and take activity upon final contract execution and completion of the environmental review process ($54 million before CPI adjustment). Metropolitan will pay for an additional 300,000 acre-feet of put and take activity at the earlier of actual usage or 30,000 acre-foot annual increments during years 5-14 of Cadiz Program operations ($2,700,000 per year before CPI adjustment).

     * For transfer operations, Metropolitan shall purchase 30,000 acre-feet per year of indigenous groundwater for 25 years at a $230 per acre-foot transfer fee, subject to a fair market value adjustment as described below. In addition, Cadiz may elect to either sell up to an additional 30,000 acre-feet per year of indigenous groundwater to third parties in Metropolitan's service area at fair market value, or require Metropolitan to purchase that amount of water at a fixed transfer fee of $230 per acre-foot. Accordingly, Metropolitan's total potential minimum commitment for the life of the Cadiz Program will be 1,500,000 acre-feet of indigenous groundwater. All transfers of indigenous groundwater, whether to Metropolitan or third parties, will be made in accordance with the terms and conditions of a Groundwater Monitoring and Management Plan.

     * The transfer fee will reflect a "fair market value" adjustment, which shall be determined up to once a year. The transfer fee will be adjusted by one-half of any increase or decrease in the fair market value, above or below the transfer fee currently in place ($230 per acre-foot initially). Each increase or decrease in the transfer fee paid by Metropolitan may not exceed 15%.
       For example, if the fair market value at the first redetermination is $350 per acre-foot, then the adjusted transfer fee shall be $264 [the lesser of (a) $230 + 50%
       * ($350-$230) = $290 per acre-foot or (b) $230 * 15% =
       $264.50 per acre-foot].

     * Our right to sell to third parties within Metropolitan's service area includes scheduled access to Metropolitan's system at the rate charged by Metropolitan for conveying water through its aqueduct and pipeline system (the wheeling rate) charged for "as available capacity", plus power costs and any standard water stewardship fee that is uniformly charged to Metropolitan member agencies or third parties. Depending on availability of system capacity, Metropolitan may elect to exchange other water for delivery to our customers and "bank" the water we have sold.

     * If indigenous water supplies are determined to exceed
       1,700,000 acre-feet, Metropolitan shall have the first right of refusal to purchase one-half of that excess yield.

     * Cadiz groundwater meets all existing federal and state water quality standards. Metropolitan's Colorado River Aqueduct water meets all existing federal and state water quality standards. Metropolitan shall be responsible to ensure, at its expense, that Colorado River Aqueduct water introduced into our groundwater basin shall, at a minimum, meet all existing and potential future federal and state water quality standards applicable to the Colorado River Aqueduct. We shall be responsible to ensure, at our expense, that indigenous groundwater introduced into the Metropolitan delivery system shall at a minimum, meet all existing and potential future federal and state water quality standards. If both indigenous groundwater and stored Colorado River water exceed any future federal or state water quality standard, then the parties will share compliance with the new standard based pro rata on the contribution to exceeding the standard.

     * The Cadiz Program facilities, including spreading basins, extraction wells, conveyance pipeline and a pumping plant are estimated to cost approximately $150 million, and both parties will equally share these costs. Each party will be responsible for financing its portion of the capital costs.

     * Metropolitan will be responsible for operational costs of the Cadiz Program. However, we will assume pro rata operational costs associated with the sale of indigenous groundwater to third parties.

     * We and Metropolitan shall share equally the capital costs required for mitigation at the outset of the Cadiz Program. We shall assume the ongoing annual costs of operating the Groundwater Monitoring and Management Plan and of maintaining the right to withdraw water from the basin underlying the Cadiz Program area.

     Metropolitan and the U.S. Bureau of Land Management, in cooperation with the U.S. Geological Survey and the National Park Service, issued the Final Environmental Impact Report/Environmental Impact Statement for the Cadiz Program in October 2001. Issuance of the environmental report is a significant milestone in the environmental review process as it represents the last step prior to final actions from the U.S. Bureau of Land Management and Metropolitan. We anticipate final actions related to the environmental review process to be completed by the end of the second quarter of 2002 after which construction of the Cadiz Program facilities may commence.

     In addition to the development of our water resources, we are actively involved in further agricultural development and reinvestment in our landholdings. Such development will be systematic and in furtherance of our business strategy to provide for maximization of the value of our assets. We also continually evaluate acquisition opportunities that are complimentary to our current portfolio of water and agricultural resources.

     In January 2002, we announced an agreement in principle with KADCO to combine the businesses of Sun World and KADCO.
Following the proposed combination, KADCO's shareholders will have a 49.75% interest in the combined business, and Cadiz will retain an ownership interest of 50.25%. Prior to the proposed combination, KADCO expects to have cash resources in excess of $80 million.

     We intend to use the cash resources of the combined business both to recapitalize Sun World and to provide for future business expansion. The agreement in principle contemplates that, in the future, KADCO shareholders will have an opportunity to make an additional equity investment in the combined business. Should KADCO shareholders make this additional investment, we may choose to maintain a majority percentage ownership in the combined business through a proportionate matching investment. We believe that additional investment will help position the combined business for its planned future transformation into a publicly-traded company. The proposed combination is subject to the negotiations of definitive agreements and a number of other important conditions. See "Certain Trends and Uncertainties - Proposed Combination of Sun World with KADCO" below.

     Historically, Sun World has serviced its indebtedness and met its seasonal working capital needs using available internal cash, its revolving credit facility and through an intercompany revolver with Cadiz. Cadiz has met its ordinary working capital needs through a combination of available internal cash, quarterly management fee payments from Sun World, payments from Sun World under an agricultural lease whereby Sun World now operates Cadiz' 1,600 acres of developed agricultural property at Cadiz, California, Cadiz' revolving credit facility, the exercise of outstanding stock options, and equity placements. Except for the foregoing, additional intercompany cash payments between Sun World and Cadiz are subject to certain restrictions under their current lending arrangements.

     We may require additional cash beyond the amounts described in this section although we are not looking to raise additional working capital at this time. We may meet any such future requirements through a variety of means to be determined at the appropriate time. Such means may include equity or debt placements, or the sale or other disposition of assets. Equity placements would be undertaken only to the extent necessary so as to minimize the dilutive effect of any such placements upon our existing stockholders.

(c)  Certain Trends and Uncertainties
     --------------------------------

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are filing cautionary statements identifying important risk factors that could cause our actual results to differ materially from those projected in our forward-looking statements made by or on our behalf.

     We wish to caution readers that these factors, among others, could cause our actual results to differ materially from those expressed in any projected, estimated or forward-looking statements relating to us. The following factors should be considered in conjunction with any discussion of operations or results by us or our representatives, including any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors, or other communications by us.

     In making these statements, we are not undertaking to address or update each factor in future filings or communications regarding our business or results, and are not undertaking to address how any of these factors may have caused changes to discussions or information contained in previous filings or communications. In addition, certain of these matters may have affected our past results and may affect future results.

     RISKS INHERENT IN AGRICULTURAL OPERATIONS. We are subject to risks associated with our agricultural operations. Numerous factors can affect the price, yield and marketability of the crops grown on our properties. Crop prices may vary greatly from year to year as a result of the relationship between production and market demand. For example, the production of a particular crop in excess of demand in any particular year will depress market prices, and inflationary factors and other unforeseeable economic changes may also, at the same time, increase operating costs with respect to such crops. In addition, the agricultural industry in the United States is highly competitive, and domestic growers and produce marketers are facing increased competition from abroad, particularly from Mexico. There are also a number of factors outside of our control that could, alone or in combination, materially adversely affect our agricultural operations, such as adverse weather conditions, insects, blight or other diseases, labor problems such as boycotts or strikes and shortages of competent laborers. Our operations may also be adversely affected by changes in governmental policies including food safety and environmental regulations, social and economic conditions, and industry production levels.

     PROPOSED COMBINATION OF SUN WORLD WITH KADCO. The proposed combination of Sun World with KADCO may not occur in the second quarter of 2002, or at all, if various conditions are not met. These conditions include final negotiation and execution of definitive agreements and a number of other conditions such as obtaining consents of governmental authorities and third parties with whom we have contracts, including lenders, completing a "due diligence" review of the other's operations, and KADCO obtaining additional equity financing in order to complete the transaction.

     RISKS OF WATER DEVELOPMENT PROJECTS.   We anticipate that we
will continue to incur operating losses from our non-Sun World operations until such time as we are able to receive significant revenues from the development of our water development projects, including the Cadiz Program. In addition to the risks associated with receiving all necessary regulatory approvals and permits with respect to our water development projects, including litigation by environmental or other groups which may delay or even prevent implementation of the Cadiz Program, we may also encounter unforeseen technical difficulties, which could result in construction delays, and cost increases or determination that a project is not feasible. We are continuing to negotiate the terms and conditions of water storage and supply programs with various California water agencies (including Metropolitan with respect to preparing the final agreement for the Cadiz Program). However, the outcome of these negotiations cannot be predicted with any degree of certainty. The circumstances under which transfers or storage of water can be made and the profitability of any transfers or storage are subject to significant uncertainties, including hydrologic risks of variable water supplies, risks presented by allocations of water under existing and prospective priorities, and risks of adverse changes to or interpretations of U.S. federal, state and local laws, regulations and policies.

     RISKS OF NOT BEING ABLE TO PAY DIVIDENDS. We are restricted by contract from paying dividends and we do not intend to pay dividends in the foreseeable future. As a result, any return on investment on our common stock will depend primarily upon appreciation in the price of the common stock. To date, we have never paid a cash dividend on our common stock. The ability to receive distributions from Sun World's cash flow and to pay dividends in turn to stockholders is restricted by a series of covenants in the indenture governing the Sun World notes. These covenants do not allow for the payment of dividends by us or by Sun World other than out of cumulative net income. Similar restrictions are contained in the loan documents governing Sun World's secured $30 million revolving credit facility, Sun World's $5 million unsecured term loan and Cadiz' $25 million revolving credit facility. As we have a history of operating losses, we have been unable to date to pay dividends.

     Other important risk factors that could cause our actual results to differ materially from those expressed or implied by or on our behalf are discussed elsewhere within this Form 10-K in the sections entitled: "Outlook", "Seasonality", "Regulation", "Competition" and "Liquidity and Capital Resources".

(d)  Critical Accounting Policies
     ----------------------------

     As discussed in Note 2 to the Consolidated Financial Statements of Cadiz, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements based on all relevant information available at the time and giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Management has concluded that the following critical accounting policies described below affect the most significant judgments and estimates used in the preparation of the consolidated financial statements.

     REVENUE RECOGNITION. To date we have not had significant revenue earned from our water development programs. As such, virtually all of our revenue has come from Sun World's agricultural operations. The Securities and Exchange
Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition" provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. Sun World's revenues consist primarily of sales of fresh fruits and vegetables to large domestic national and regional supermarket chain stores and produce brokers, sales of juice to wineries and juice cooperatives, sales of raisins to processors, packing and marketing for third party growers, international licensing, project development and management services, and other miscellaneous receivables. Revenue is recognized when product has been shipped and risk of loss has been transferred to the customer and collection of the resulting receivable is reasonably assured. Packing revenues and marketing commissions from third party growers are recognized when the related services are provided. For licensing, revenue is recognized when the licensee's product has been sold. Project development and management fees are recorded when earned under the terms of the related agreement. At the time revenue is recognized, we provide for costs associated with any estimated returns or allowances which occur in the produce industry given the perishable nature of Sun World's products. We have concluded that our revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

     INVENTORIES AND RELATED ALLOWANCE FOR OBSOLETE AND EXCESS INVENTORY. Inventories are valued at the lower of cost or market. Management estimates what market conditions will be for produce based on the age, size, quality and overall market for fresh product held in inventory at the end of each reporting period. When future market conditions indicate that the cost of the inventory plus any additional selling expenses exceed the expected net revenues to be received, we provide a reserve for the amount of estimated costs in excess of estimated net revenues. Management also regularly conducts a review of non-product inventory that consists primarily of corrugated boxes, chemicals and seed. Appropriate allowances are made based on management's review for all excess and obsolete inventory compared to estimated future usage and sales.

     GOODWILL, INTANGIBLE AND OTHER LONG-LIVED ASSETS. Property, plant and equipment, goodwill, intangible and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At Sun World, management regularly reviews crop portfolios in an attempt to identify crops that are underperforming generally at
the conclusion of each growing season.   As a result of these
reviews, management determines which crops will be removed immediately or at the conclusion of the next growing season. As such, appropriate writedowns and accruals for estimated removal costs are made and where appropriate, remaining useful lives are shortened to correspond to the estimated period that the assets will are expected to generate future revenues.

     DEFERRED TAX ASSETS AND VALUATION ALLOWANCES. To date, we have had a history of net operating losses as we have not generated significant revenue from our water development programs and Sun World has experienced losses from its agricultural operations. As such, we have generated significant deferred tax assets, including large net operating loss carry forwards for federal and state income taxes for which we have a full valuation allowance. Management is currently working on initiatives at Cadiz and Sun World that are designed to generate future taxable income, although there can be no guarantee that this will occur. As taxable income is generated, some portion or all of the valuation allowance will be reversed and an increase in net income would consequently be reported in future years.

(e)  New Accounting Pronouncements
     -----------------------------

     See Footnote 2, Summary of Significant Accounting Policies, to Cadiz Inc. Financial Statements.


ITEM 7A.   Quantitative and Qualitative Disclosures about Market
           Risk

     We are exposed to market risk from changes in interest rates on long-term debt obligations that impact the fair value of these obligations. Our policy is to manage interest rates through the use of a combination of fixed and variable rate debt. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. Other instruments, such as interest rate swaps, options, floors, caps or collars may also be used depending upon market conditions. No such instruments were used in 2001.

     The table below presents the principal amounts, weighted-average interests rates, and fair values by year of scheduled maturities to evaluate the expected cash flows and sensitivity to interest rate changes (in thousands of dollars). Circumstances could arise which may cause interest rates and the timing and amount of actual cash flows to differ materially from the schedule below:

                                  Long-Term Debt
             -------------------------------------------------
                                         Variable     Average
 Expected    Fixed Rate     Average         Rate      Interest
 Maturity    Maturities  Interest Rate   Maturities     Rate
------------ ----------  -------------   ----------     -----

  2002       $      476       7.7%       $   5,286       4.9%
  2003              394       7.8%          25,951       4.0%
  2004          115,419      11.2%               -         -
  2005               23       8.8%               -         -
  2006                5      10.2%               -         -

  Total      $  116,317      11.2%       $  31,237       4.1%
             ==========     ======       =========      =====

  Fair
   Value
   at
   12/31/01  $  107,417                  $  31,237
             ==========                  =========

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this item is submitted in response to Part IV below. See the Index to Consolidated
Financial Statements.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.

                            PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2001.


ITEM 11.  EXECUTIVE COMPENSATION

       The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

       The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2001.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

       (a) 1.  Financial Statements.  See Index to Consolidated
               Financial Statements.

           2.  Financial Statement Schedules.  See Index to
               Consolidated Financial Statements.

           3.   Exhibits.

     The following exhibits are filed or incorporated by reference as part of this Form 10-K.

       3.1  Cadiz Certificate of Incorporation, as amended(1)

       3.2  Amendment to Cadiz Certificate of Incorporation dated
            November 12, 1996(2)

       3.3 Amendment to Cadiz Certificate of Incorporation dated September 1, 1998(3)

       3.4  Cadiz Bylaws, as amended(4)

       3.5  Cadiz Certificate of Designations of Series A Junior
            Participating Preferred Stock(5)

       3.6 Cadiz Certificate of Designations of Series D Convertible Preferred Stock dated December 28, 2000(6)

       3.7  Cadiz Certificate of Correction Filed to Correct the
            Certificate of Designations of Series D Preferred
            Stock of Cadiz Inc. dated December 28, 2000(6)

       3.8  Cadiz Certificate of Designations of Series E-1
            Convertible Preferred Stock dated October 22, 2001(7)

       3.9 Cadiz Certificate of Designations of Series E-2 Convertible Preferred Stock dated November 28, 2001(8)

       4.1  Specimen Form of Stock Certificate for Cadiz registered stock(3)

       4.2 Indenture, dated as of April 16, 1997 among Sun World as issuer, Sun World and certain subsidiaries of Sun World as guarantors, and IBJ Whitehall Bank & Trust Company as trustee, for the benefit of holders of 11-1/4%First Mortgage Notes due 2004 (including as Exhibit A to the Indenture, the form of the Global Note and the form of each Guarantee)(9)

       4.3  Amendment to Indenture dated as of October 9, 1997(10)

       4.4  Amendment to Indenture dated as of January 23, 1998(11)

      10.1  Cadiz' 1996 Stock Option Plan(4)

      10.2  Amendment to Cadiz' 1996 Stock Option Plan

      10.3  Cadiz' Amended and Restated 1998 Non-Qualified Stock
            Option Plan

      10.4  Cadiz 2000 Stock Award Plan(12)

      10.5 Employment Agreement between Cadiz and Keith Brackpool dated February 1, 1998(11)

      10.6  Employment Agreement dated September 13, 1996
            between Sun World, Cadiz and Timothy J. Shaheen(13)

      10.7  Employment Agreement dated September 13, 1996
             between Sun World, Cadiz and Stanley E. Speer(13)

      10.8  Form of Sun World Executive Officer Employment
            Agreement(14)

      10.9 Fifth Amended and Restated Credit Agreement, dated as of March 7, 2002, by and between Cadiz and ING Baring (U.S.) Capital LLC

      10.10 Revolving Credit Note, dated as of November 25, 1997, by and between Cadiz and ING Baring (U.S.) Capital
            Corporation (11)

      10.11 The Cadiz Groundwater Storage and Dry-Year Supply Program Definitive Economic Terms and Responsibilities between
		Metropolitan Water District of Southern California and
            Cadiz dated March 6, 2001

      21.1  Subsidiaries of the Registrant

      23.1  Consent of Independent Accountants
----------------------

           (1) Previously filed as an Exhibit to our Registration
               Statement of Form S-1 (Registration No. 33-75642) declared effective May 16, 1994 filed on February
               23, 1994

          (2) Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended September 30, 1996 filed on  November 13, 1996

          (3)  Previously filed as an Exhibit to our Quarterly
               Report on Form 10-Q for the quarter ended
               September 30, 1998 filed on November 13, 1998

          (4)  Previously filed as an Exhibit to our Quarterly
               Report on Form 10-Q for the quarter ended June 30, 1999 filed on August 13, 1999

          (5) Previously filed as an Exhibit to our Report on Form 8-K dated May 10, 1999 filed on May 18, 1999

          (6) Previously filed as an Exhibit to our Report on Form 8-K dated December 29, 2000 filed on January
               3, 2001

          (7)  Previously filed as an Exhibit to our Quarterly
               Report on Form 10-Q for the quarter ended
               September 30, 2001 filed on November 14, 2001

          (8)  Previously filed as an Exhibit to our Registration
               Statement on Form S-3 (Registration Statement No.
               333-75006 filed on December 13, 2001

          (9) Previously filed as an Exhibit to Amendment No. 1 to our Form S-1 Registration Statement No. 333-
               19109 filed on April 29, 1997

          (10) Previously filed as an Exhibit to Amendment No. 2 to Sun World's Form S-4 Registration Statement No.
               333-31103 filed on October 10, 1997

          (11) Previously filed as an Exhibit to our Annual
               Report on Form 10-K for the fiscal year ended
               December 31, 1997 filed on March 26, 1998

          (12) Previously filed as Appendix A to our Proxy
               Statement dated April 5, 2000, filed on March 29,
               2000

          (13) Previously filed as an Exhibit to our Transition
               Report on Form 10-K for the nine months ended
               December 31, 1996 filed on April 14, 1997

          (14) Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 filed on May 14, 1997

     (b)  Reports on Form 8-K

          1. Report on Form 8-K filed October 26, 2001 describing our issuance of an aggregate of $7,500,000 in newly authorized Series E-1 and E-2
               Convertible Preferred Stock.

          2. Report on Form 8-K filed January 18, 2002 reporting that Cadiz had reached an agreement in principle with Kingdom Agricultural Development
               Company (KADCO), to combine the businesses of Sun
               World International, Inc. and KADCO.

          3. Report on Form 8-K filed March 13, 2002 reporting that Cadiz and ING Baring (U.S.) Capital LLC had amended the terms of their revolving credit and senior term facilities to extend the maturity dates to January 31, 2003 and to increase the revolving credit facility from $15 million to $25 million.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CADIZ INC.

By:  /s/  Keith Brackpool             By:  /s/  Stanley E. Speer
    -------------------------------       -----------------------
   Keith Brackpool,                       Stanley E. Speer,
   Chairman and Chief Executive Officer   Chief Financial Officer

   Date:  March 27, 2002               Date:  March 27, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

     Name and Position                      Date
-------------------------------             -------------------


/s/  Keith Brackpool                         March 27, 2002
--------------------------------
Keith Brackpool, Chairman and
Chief Executive Officer
(Principal Executive Officer)


/s/  Anthony L. Coelho                       March 27, 2002
----------------------------------
Anthony L. Coelho, Director


/s/  Murray H. Hutchison                     March 27, 2002
-----------------------------------
Murray H. Hutchison, Director


/s/  Dwight W. Makins                        March 27, 2002
------------------------------------
Dwight Makins, Director


/s/  Timothy J. Shaheen                      March 27, 2002
-------------------------------------
Timothy J. Shaheen, Director


/s/  Stanley E. Speer                        March 27, 2002
-----------------------------------------
Stanley E. Speer, Chief Financial Officer
(Principal Financial and
Accounting Officer)

                  INDEX TO FINANCIAL STATEMENTS

                                                         Page

CADIZ INC. FINANCIAL STATEMENTS
-------------------------------

Report of Independent Accountants. . . . . . . . . . . . .40

Consolidated Statement of Operations for the
  three years ended December 31, 2001. . . . . . . . . . .41

Consolidated Balance Sheet as of
 December 31, 2001 and 2000. . . . . . . . . . . . . . . .42

Consolidated Statement of Cash Flows for the
  three years ended December 31, 2001. . . . . . . . . . .43

Consolidated Statement of Stockholders' Equity for
  the three years ended December 31, 2001. . . . . . . . .44

Notes to the Consolidated Financial Statements. . . . . . 45


CADIZ INC. FINANCIAL STATEMENT SCHEDULES
----------------------------------------

Schedule I - Condensed Financial Information of
  Registrant for the three years ended December 31, 2001..69

Schedule II - Valuation and Qualifying Accounts for the
  three years ended December 31, 2001. . . . . . . . . . .72


SUN WORLD INTERNATIONAL, INC. FINANCIAL STATEMENTS
--------------------------------------------------

Report of Independent Accountants. . . . . . . . . . . . .73

Consolidated Statement of Operations
  for the three years ended December 31, 2001. . . . . . .74

Consolidated Balance Sheet as of
  December 31, 2001 and 2000. . . . . . . . . . . . . . . 75

Consolidated Statement of Cash Flows for the
   three years ended December 31, 2001. . . . . . . . . . 76

Consolidated Statement of Stockholder's Equity
       for the three years ended December 31, 2001. . . . 77

Notes to the Consolidated Financial Statements. . . . . . 78

(Schedules other than those listed above have been omitted since they are either not required, inapplicable, or the required information is included on the financial statements or notes thereto.)

                REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Cadiz Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows and stockholders' equity present fairly, in all material respects, the financial position of Cadiz Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/  PricewaterhouseCoopers LLP
-------------------------------
PricewaterhouseCoopers LLP


Los Angeles, California
February 21, 2002, except as to
Note 9, which is as of March 8, 2002

                           CADIZ INC.

              CONSOLIDATED STATEMENT OF OPERATIONS

                                        Year Ended December 31,
                                    ----------------------------
                                     2001       2000        1999
                                     ----       ----        ----
(In thousands, except per share data)

Revenues                          $  92,402   $ 107,745   $ 115,229
Special litigation recovery           7,929           -           -
                                  ---------   ---------    --------
 Total revenues and special
   litigation recovery              100,331     107,745     115,229
                                  ---------   ---------    --------

Costs and expenses:
 Cost of sales                       79,108      87,925      83,821
 General and administrative          12,913      12,576      12,363
 Non-recurring compensation expense   5,537           -           -
 Special litigation                       -         424         937
 Removal of underperforming crops       736       1,549           -
 Depreciation and amortization        8,151       8,381       8,891
                                  ---------   ---------    --------

 Total costs and expenses           106,445     110,855     106,012
                                  ---------   ---------    --------

Operating profit (loss)              (6,114)     (3,110)      9,217

Interest expense, net                19,551      19,188      17,811
                                  ---------   ---------    --------

Net loss before income taxes        (25,665)    (22,298)     (8,594)

Income tax expense                       57         160           -
                                  ---------   ---------    --------

Net loss                            (25,722)    (22,458)     (8,594)

Less:  Preferred stock dividends        591           -           -
       Imputed dividend on
        preferred stock                 441           -           -
                                  ---------   ---------    --------

Net loss applicable
  to common stock                $  (26,754)  $ (22,458)  $  (8,594)
                                 ==========   =========   =========

Basic and diluted net
  loss per share                 $     (.75)  $    (.64)  $    (.25)
                                 ==========   =========   =========

Weighted-average
  shares outstanding                 35,854      35,344      34,678
                                 ==========   =========   =========

See accompanying notes to the consolidated financial statements.

                           CADIZ INC.

                   CONSOLIDATED BALANCE SHEET


                                                  December 31,
($ in thousands)                               2001         2000
                                               ----         ----

ASSETS

Current assets:
Cash and cash equivalents                   $   1,458   $   3,291
Accounts receivable, net                        6,327       7,884
Inventories                                    13,027      15,203
Prepaid expenses and other                        788         631
                                               -------    -------

  Total current assets                         21,600      27,009


Property, plant, equipment
  and water programs,  net                    165,297     164,824
Other assets                                   11,378      11,784
                                               -------    -------

                                            $ 198,275   $ 203,617
                                             ========    ========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                           $  11,758   $   7,900
 Accrued liabilities                            5,680       5,815
 Bank overdraft                                   410           -
 Long-term debt, current portion                4,960         859
                                               -------    -------

  Total current liabilities                    22,808      14,574

Long-term debt                                 141,429    145,610
Deferred income taxes                           5,447       5,447
Other liabilities                                 930         313

Contingencies

Series D redeemable convertible
  preferred stock - $0.01 par value:
  5,000 shares authorized;
   shares issued and outstanding -
  5,000 at December 31, 2001 and
   December 31, 2000                            4,243       3,950

Series E-1 and E-2 redeemable
  convertible preferred stock -
  $0.01 par value:
  7,500 shares authorized; shares
    issued and outstanding -
  7,500 at December 31, 2001 and
    none at December 31, 2000                   5,715           -

Stockholders' equity:

 Common stock - $0.01 par value;
  70,000,000 shares
 authorized; shares issued
 and outstanding 36,070,834
 at December 31, 2001 and
 35,674,674 at
 December 31, 2000                                361         357

Additional paid-in capital                     152,404    142,706

Accumulated deficit                           (135,062)  (109,340)
                                               -------    -------

  Total stockholders' equity                    17,703     33,723
                                               -------    -------

                                             $ 198,275  $ 203,617
                                             =========   ========

See accompanying notes to the consolidated financial statements.

                           CADIZ INC.

              CONSOLIDATED STATEMENT OF CASH FLOWS


                                         Year Ended December 31,
                                        -------------------------
($ in thousands)                        2001      2000       1999
                                        ----      ----       ----
Cash flows from
  operating activities:
 Net loss                            $ (25,722) $ (22,458)  $ (8,594)
 Adjustments to reconcile
   net loss to net cash
  used for operating activities:
   Depreciation and amortization        11,664     10,926     11,060
   Issuance of stock for services            -          -         28
   Gain on disposal of assets             (421)       (96)      (104)
   Removal of underperforming crops        736      1,549          -
   Land received in
    litigation recovery                 (2,000)         -          -
   Shares of KADCO stock earned
     for services                       (1,250)    (1,250)      (313)
   Share of partnership operations           -        (71)      (328)
   Compensation charge for deferred
     stock units                           566        237          -
   Non-recurring compensation expense    5,537          -          -
   Changes in operating assets
   and liabilities:
     Decrease (increase) in
       accounts receivable               1,557        552     (2,141)
     Decrease (increase) in
      inventories                        1,830      2,740     (3,318)
     (Increase) decrease in prepaid
       expenses and other                 (157)       286         75
     Increase (decrease) in
       accounts payable                  3,858       (133)      (720)
     (Decrease) increase in
       accrued liabilities                (551)    (1,039)     1,668
     Increase (decrease) increase
       in other liabilities                 51       (297)      (298)
                                       -------    -------     ------

   Net cash used for
     operating activities               (4,302)    (9,054)    (2,985)
                                       -------    -------     ------

Cash flows from investing activities:
 Additions to property,
   plant and equipment                  (1,583)    (1,252)    (4,835)
 Additions to water programs            (1,359)    (1,595)    (3,177)
 Additions to developing crops          (3,124)    (3,844)    (3,531)
 Proceeds from disposal of property,
   plant and equipment                     452      2,956        233
 Partnership distributions                   -      1,568          -
 Decrease (increase) in other assets       154       (525)      (998)
                                       -------    -------     ------

   Net cash used for
     investing activities               (5,460)    (2,692)   (12,308)
                                       -------    -------     ------

Cash flows from financing activities:
 Net proceeds from issuance of stock     1,583      1,032      6,803
 Proceeds from issuance of
   preferred stock                       7,500      5,000          -
 Proceeds from issuance of
   long-term debt                            -      5,231          -
 Principal payments on
   long-term debt                       (1,564)      (686)      (685)
 Bank overdraft                            410          -          -
                                       -------    -------     ------

   Net cash provided by
     financing activities                7,929      10,577     6,118
                                       -------    -------     ------

Net decrease in cash and
  cash equivalents                      (1,833)     (1,169)   (9,175)

Cash and cash equivalents,
  beginning of period                    3,291       4,460    13,635
                                       -------    -------     -------

Cash and cash equivalents,
  end of period                      $   1,458    $  3,291  $  4,460
                                     =========    ========  ========


See accompanying notes to the consolidated financial statements.

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2001, 2000 and 1999
($ in thousands)

                                                                    Total
                                           Additional               Stock-
                          Common Stock      Paid-in  Accumulated   holders'
                        Shares     Amount   Capital    Deficit      Equity
                        ------     -----   --------    -------      ------
Balance as of
 December 31, 1998    33,592,261   $ 336   $ 127,662  $ (78,288)  $ 49,710

Exercise of
 stock options         1,513,150      15       6,788          -      6,803
Issuance of
 warrants to a lender          -       -       1,335          -      1,335
Stock issued
 for services             61,250       1         415          -        416
Net loss                       -       -           -     (8,594)    (8,594)
                       ---------   -----   ---------   --------   --------

Balance as of
 December 31, 1999    35,166,661     352     136,200    (86,882)    49,670

Exercise of stock
 options and warrants    246,149       2       1,030          -      1,032
Issuance of
 warrants to lenders           -       -       2,126          -      2,126
Interest paid
 with stock              111,864       1         831          -        832
Stock issued
 for services            150,000       2       1,469          -      1,471
Issuance of
 warrants and
 beneficial conversion
 feature for Series D
 convertible preferred
  stock                        -       -       1,050          -      1,050
Net loss                       -       -           -    (22,458)   (22,458)
                       ---------   -----    -------    --------   --------
Balance as of
  December 31, 2000   35,674,674     357     142,706   (109,340)    33,723

Exercise of
 stock options
 and stock
 awards                  331,176       3       1,580          -      1,583
Issuance of
 warrants to lenders           -       -       1,435          -      1,435
Payment of
 preferred stock
 dividends with
 common stock             24,984       -         245          -        245
Preferred stock
 dividend                      -       -        (591)         -       (591)
Non-recurring
 compensation                  -       -       5,537          -      5,537
Stock issued
 in connection
 with Series E-1
 and E-2 convertible
  preferred stock         40,000       1         319          -        320
Issuance of warrants
 and beneficial
 conversion feature
 for Series E-1 and E-2
 convertible
 preferred stock               -       -       1,614          -      1,614
Imputed dividend
  from warrants
  and deferred
  beneficial conversion
  feature                      -       -        (441)         -       (441)

Net loss                       -       -           -    (25,722)   (25,722)
                       ---------   -----   ---------   --------   --------

Balance as of
  December 31, 2001   36,070,834  $  361  $  152,404  $ (135,062) $ 17,703
                      ==========  ======  =========   ==========  ========

 See accompanying notes to the consolidated financial statements

                           CADIZ INC.

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS
--------------------------------

     The Company currently has agricultural operations through its wholly-owned subsidiary, Sun World International, Inc. and its subsidiaries, collectively referred to as "Sun World," and is developing the water resource segment of its business, which is not yet significant to the operations or the balance sheet of the Company. The primary business of the Company is to acquire and develop water and agricultural resources. The Company has created a complementary portfolio of assets encompassing undeveloped land with high-quality groundwater resources and/or storage potential, agricultural properties located throughout central and southern California with valuable water rights, and other contractual water rights. Management believes that, with both the increasing scarcity of water supplies in California and an increasing population, the Company's access to water will provide it with a competitive advantage both as a major agricultural concern and as a supplier of water.

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

     Sun World provides the Company with additional water rights throughout central and southern California. The Company's landholdings, which total approximately 64,400 acres, are located adjacent to the Colorado River and the major aqueduct systems of central and southern California. The Company expects to utilize its resources to participate in a broad variety of water storage and supply, transfer, exchange, and conservation programs with public agencies and other parties.

     In 2001, the Company and the Metropolitan Water District of Southern California ("Metropolitan") approved definitive economic terms and responsibilities for a water storage and supply program at its Cadiz, California property. The Cadiz Groundwater Storage and Dry-Year Supply Program (the "Cadiz Program") will enhance southern California water supply reliability in two ways, providing a new dry-year water supply and much-needed storage. During wet years or periods of excess supply, Metropolitan will store surplus Colorado River water in the aquifer system underlying the Company's Cadiz property. During dry years, the previously imported water, together with additional existing groundwater, will be extracted and delivered, via a 35-mile conveyance pipeline, to Metropolitan's service area. Implementation of the Cadiz Program is subject to completion and approval of a final agreement and an environmental review process which currently is in its final stages and is expected to be completed during 2002.

     In January 2002, the Company announced an agreement in principle with KADCO to combine the businesses of Sun World and KADCO. Following the proposed combination, KADCO's shareholders will have a 49.75% interest in the combined business, and Cadiz will retain an ownership interest of 50.25%. Prior to the proposed combination, KADCO expects to have cash resources in excess of $80 million which will be used to recapitalize Sun World and provide for future business expansion.

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

RECLASSIFICATIONS

     These financial statements reflect certain reclassifications made to the prior period balances to conform to the current year presentation.

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, management has made estimates with regard to revenue recognition and the valuation of inventory, goodwill and other long-lived assets, and deferred tax assets. Actual results could differ from those estimates.

REVENUE RECOGNITION

     The Company recognizes crop sale revenue upon shipment and transfer of title to customers. Packing revenues and marketing commissions from third party growers are recognized when the related services are provided. Proprietary product development revenues are recognized based upon product sales by licensees. Project development and management fees are recorded when earned under the terms of the related agreement.

     Revenues attributable to one national retailer totaled $10.5 million in 2001, $12.8 million in 2000 and $14.4 million in 1999. Export sales accounted for approximately 8.4%, 9.9% and 10.3% of the Company's revenues for the years ended December 31, 2001, 2000 and 1999, respectively.

RESEARCH AND DEVELOPMENT

     Sun World incurs costs to research and develop new varieties of proprietary products. Research and development costs are expensed as incurred. Such costs were approximately $2,023,000 for the year ended December 31, 2001, $1,636,000 for the year ended December 31, 2000, and $1,450,000 for the year ended December 31, 1999.

NET LOSS PER COMMON SHARE

     Basic Earnings Per Share (EPS) is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any, by the weighted-average common shares outstanding. Options, deferred stock units, warrants and preferred stock convertible into or exercisable for certain shares of the Company's common stock, were not considered in the computation of diluted EPS because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 2.3 million shares,
1.5 million shares, and 1.2 million shares for the years ended December 31, 2001, 2000 and 1999, respectively.

CASH AND CASH EQUIVALENTS

     The Company considers all short-term deposits with an original maturity of three months or less to be cash equivalents. The Company invests its excess cash in deposits with major international banks and short-term commercial paper and, therefore, bears minimal risk. Such investments are stated at cost, which approximates fair value, and are considered cash equivalents for purposes of reporting cash flows. At December 31, 2001, the Company had a bank overdraft totaling $410,000 which is disclosed separately within current liabilities.

INVENTORIES

     Growing crops, pepper seed, and materials and supplies are stated at the lower of cost or market, on a first-in, first-out
(FIFO) basis. Growing crop inventory includes direct costs and an allocation of indirect costs.

INVESTMENT IN PARTNERSHIP

     Sun World, through a wholly-owned subsidiary, owned a 50% interest in ASC/SWB Partnership, formerly named American SunMelon (the "Partnership"). In October 1998, the Partnership sold substantially all of its assets. In November 2000, Sun World received a final distribution of $1.6 million in connection with the liquidation of the Partnership. Sun World had accounted for its investment in the Partnership using the equity method.

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

     Permanent land development costs, such as acquisition costs, clearing, initial leveling and other costs required to bring the land into a suitable condition for general agricultural use, are capitalized and not depreciated since these costs have an indefinite useful life.

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

     During the year ended December 31, 2001 and 2000, the Company incurred costs to remove certain underperforming crops, primarily stonefruit, citrus, and wine grapes. The Company recorded a charge of $736,000 and $1,549,000 in 2001 and 2000, respectively, in connection with the removal of these crops which is shown under the heading "Removal of underperforming crops" on the Consolidated Statement of Operations.

OTHER ASSETS

     As a result of a merger in May 1988 between two companies, which eventually became known as Cadiz Inc., goodwill in the amount of $7,006,000 was recorded. This amount is being amortized on a straight-line basis over thirty years. Accumulated amortization was $3,193,000 and $2,960,000 at December 31, 2001 and December 31, 2000,
respectively.

     Capitalized loan fees represent costs incurred to obtain debt financing. Such costs are amortized over the life of the related loan. At December 31, 2001, the majority of capitalized loan fees relate to the issuance of the First Mortgage Notes described in Note 9.

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

SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest during the years ended December 31, 2001, 2000 and 1999 was $16,020,000, $16,328,000, and $15,988,000,
respectively.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS 141 and 142
----------------

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Accounting for Business Combinations" and No. 142 ("SFAS 142"), "Goodwill and Other Intangibles", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their estimated useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning January 1, 2002. Application of the non-amortization provisions of SFAS 142 is expected to result in a decrease in amortization expense of approximately $233,000 due to goodwill no longer being amortized. The Company's current policy for measuring goodwill impairment is based upon an analysis of future undiscounted cash flows, which does not result in an indicated impairment as of December 31, 2001. Under SFAS 142, goodwill must be assigned to reporting units and measured for impairment based upon fair value of the reporting units. The goodwill carried on the Company's books at December 31, 2001 relates to the Cadiz water resource development segment of the business and the Cadiz Program. Management does not anticipate that the adoption of these standards will have a material adverse effect on the Company's financial position or results of operations.

SFAS 144
--------

     In August 2001, the FASB issued Statement of Financial
Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The adoption of SFAS 144 is not anticipated to have a material adverse effect on the Company's financial position or results of operations.

NOTE 3 - ACCOUNTS RECEIVABLE
----------------------------

      Accounts receivable consist of the following (dollars in thousands):

                                                  December 31,
                                                 2001       2000
                                                 ----       ----

          Trade receivables                    $4,294     $ 4,190
          Due from unaffiliated growers           448         541
          Other                                 2,091       3,675
                                               ------     -------

                                                6,833       8,406
          Less allowance for doubtful accounts   (506)       (522)
                                               ------     -------

                                               $6,327     $ 7,884
                                               =======    =======

     Substantially all trade receivables are from large domestic national and regional supermarket chain stores and produce brokers and are unsecured. Amounts due from unaffiliated growers represent receivables for harvest advances and for services (harvest, haul and pack) provided on behalf of growers under agreement with Sun World and are recovered from proceeds of product sales. Other receivables primarily include wine grape and raisin sales, proceeds due from third party marketers, receivables for international licensing, and other miscellaneous receivables.


NOTE 4 - INVENTORIES
--------------------

     Inventories consist of the following (dollars in thousands):

                                                December 31,
                                               2001       2000
                                               ----       ----

          Growing crops                      $10,174     $11,538
          Materials and supplies               2,621       2,880
          Harvested product                      218         528
          Pepper seed                             14         257
                                             -------     -------

                                             $13,027     $15,203
                                             =======     =======

NOTE 5 - PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS
------------------------------------------------------

     Property, plant, equipment and water programs consist of the following (dollars in thousands):
                                                  December 31,
                                                 2001       2000
                                                 ----       ----

          Land                                $69,068     $67,034
          Permanent crops                      66,300      67,278
          Developing crops                     12,997       9,779
          Water programs                       16,181      14,433
          Buildings                            22,544      22,113
          Machinery and equipment              20,588      20,042
                                              -------     -------

                                              207,678     200,679
          Less accumulated depreciation       (42,381)    (35,855)
                                              -------     -------

                                             $165,297    $164,824
                                             ========    ========

     Depreciation expense during the years ended December 31, 2001, 2000 and 1999 was $7,699,000, $7,971,000, and $8,460,000,
respectively.

NOTE 6 - OTHER ASSETS
---------------------

     Other assets consist of the following (dollars in thousands):

                                                   December 31,
                                                 2001       2000
                                                 ----       ----

     Goodwill, net                             $3,813     $ 4,046
     Deferred loan costs, net                   2,400       2,662
     Long-term receivables                        342       1,799
     Capitalized trademark
       development, net                         2,000       1,713
     Receivable from KADCO to be
       paid in common shares                    2,813       1,563
     Other                                         10           1
                                              -------     -------

                                              $11,378     $11,784
                                              =======     =======

NOTE 7 - ACCRUED LIABILITIES
----------------------------

     Accrued liabilities consist of the following (dollars in thousands):

                                                  December 31,
                                                 2001       2000
                                                 ----       ----

          Interest                             $2,736     $ 2,835
          Payroll and benefits                  1,907       1,754
          Preferred stock dividends               345           -
          Other                                   692       1,226
                                               ------     -------

                                               $5,680     $ 5,815
                                               ======     =======

NOTE 8 - REVOLVING CREDIT FACILITY
----------------------------------

     In November 2001, Sun World renewed its Revolving Credit Facility through the 2002 growing season with a maturity date of November 2002. Amounts eligible to be borrowed under the Revolving Credit Facility are based upon a borrowing base of eligible accounts receivable and inventory balances. Maximum availability under the Revolving Credit Facility varies throughout the year with a maximum of $30 million available during the peak borrowing periods of April to July. The Revolving Credit Facility is secured by accounts receivable, inventory, and the proceeds thereof, requires Sun World to meet certain financial covenants, and is guaranteed by the Company. Amounts borrowed under the facility will accrue interest at either prime plus 1.0% or LIBOR plus 2.50% at the Company's election. No amounts were outstanding under the Revolving Credit Facility at December 31, 2001 and 2000.

NOTE 9 - LONG-TERM DEBT
------------------------

   Management estimates that the fair value of the Company's long-term debt approximates the carrying value for all debt instruments except for the Series B First Mortgage Notes ("First Mortgage Notes"). The fair value of the First Mortgage Notes is estimated to be approximately $106.1 million based on quoted market prices as of December 31, 2001. At December 31, 2001 and December 31, 2000, the carrying amount of the Company's outstanding debt is summarized as follows (dollars in thousands):
                                                   December 31,
                                                2001         2000
                                                ----         ----
  Cadiz obligations:

   Senior term bank loan,
     interest payable
     quarterly, variable
     interest rate based
     upon LIBOR plus 2%
     (4.6% at December 31, 2001
     and 8.5% at December 31, 2000),
     due January 31, 2003                    $ 10,095    $ 10,345


   $15 million revolving line
     of credit, interest
     payable quarterly,
     variable interest rate
     based upon LIBOR plus 2%
     (4.6% at December 31, 2001
     and 8.5% at December 31, 2000),
     due January 31, 2003                      15,000      15,000

   Debt discount                                 (363)     (1,433)
                                              -------     -------

                                               24,732      23,912
                                               ------     -------

  Sun World obligations:

   Series B First
     Mortgage Notes, interest
      payable semi-annually
      with principal due in
      April 2004, interest at 11.25%          115,000    115,000

   Senior unsecured term loan,
     interest payable
     quarterly, due December 31, 2002,
     interest at LIBOR plus 3%
     (5.60% at December 31, 2001
     and 9.40% at December 31, 2000)            5,000      5,000


   Note payable to bank, quarterly
     principal installments of $72 plus
     interest payable monthly, due
     December 31, 2003, interest at
     prime (4.75% at December  31, 2001
     and 9.50% at December 31, 2000)            1,142      1,500

   Note payable to insurance company,
     quarterly installments of $120
     (including interest), due
      January 1, 2005, interest at 7.75%          945      1,639

   Note payable to finance company,
     monthly installments of $18
     (including interest), due
     July 1, 2002, interest at 7.50%              103        305


   Other                                          269        255

   Debt discount                                 (802)    (1,142)
                                               ------    -------

                                              121,657    122,557
                                              -------    -------

                                              146,389    146,469

  Less current portion                         (4,960)      (859)
                                             --------    -------

                                             $141,429   $145,610
                                             ========   ========

     Annual maturities of long-term debt outstanding (in thousands), excluding $1,165 representing the unamortized portion of warrants, on December 31, 2001 are as follows: 2002 - $5,762; 2003 - $26,345; 2004
- $115,419; 2005 - $23; and 2006 - $5.

CADIZ OBLIGATIONS

     The senior term bank loan is secured by substantially all of the
Company's non-Sun World related property.   During 2001, pursuant to
the loan agreement, the Company repriced certain warrants previously issued. In February 2002, the Company completed an amendment to the loan that extended the maturity date of the obligation to January 31, 2003. The interest rate is LIBOR plus 300 basis points, payable quarterly.

     The $15 million revolving credit facility was fully drawn at December 31, 2001 and 2000, and is secured by a second lien on substantially all of the non-Sun World assets of the Company. During 2001, pursuant to the loan agreement, the Company repriced certain warrants previously issued. In February 2002, the Company completed an amendment to the facility that extended the maturity date of the obligation to January 31, 2003. The interest rate can either be LIBOR plus 300 basis points if paid in cash or LIBOR plus 700 basis points if paid in common stock. In March 2002, the revolving credit facility was increased to $25 million, with $10 million of the $25 million revolver convertible into 1,250,000 of the Company's common stock any time prior to January 2003 at the election of the lender. In connection with obtaining the extension of the term loan and revolver and the increase in the revolver, the Company repriced certain warrants previously issued and issued certain additional warrants to purchase shares of the Company's common stock. The estimated fair value of the warrants issued and repriced was calculated using the Black Scholes option pricing model and was recorded as a debt discount and is being amortized over the remaining term of the loan.

SUN WORLD OBLIGATIONS

     In April 1997, Sun World issued $115 million of Series A First Mortgage Notes through a private placement. The notes have subsequently been exchanged for Series B First Mortgage Notes, which are registered under the Securities Act of 1933 and are publicly traded. The First Mortgage Notes are secured by a first lien (subject to certain permitted liens) on substantially all of the assets of Sun World and its subsidiaries other than growing crops, crop inventories and accounts receivable and proceeds thereof, which secure the Revolving Credit Facility. The First Mortgage Notes mature April 15, 2004, but became redeemable at the option of Sun World, in whole or in part, at any time on or after April 15, 2001. The First Mortgage Notes include covenants that do not allow for the payment of dividends by the Company or by Sun World other than out of cumulative net income.

     The First Mortgage Notes are also secured by the guarantees of Coachella Growers, Inc., Sun Desert, Inc., Sun World/Rayo, and Sun
World International de Mexico S.A. de C.V. (collectively, the "Sun
World Subsidiary Guarantors") and by the Company. The Company also pledged all of the stock of Sun World as collateral for its guarantee. Sun World and the Sun World Subsidiary Guarantors are all direct and indirect wholly-owned subsidiaries of the Company. The guarantees by the Sun World Subsidiary Guarantors are full, unconditional, and joint and several. Sun World and the Sun World Subsidiary Guarantors comprise all of the direct and indirect subsidiaries of the Company other than inconsequential subsidiaries. Additionally, management believes that the direct and indirect non-guarantor subsidiaries of Cadiz are inconsequential, both individually and in the aggregate, to the financial statements of the Company for all periods presented.

     In December 2000, Sun World entered into a two-year $5 million senior unsecured term loan. In connection with obtaining the loan, the Company issued 50,000 shares of the Company's common stock as well as certain warrants to purchase shares of the Company's common stock. The fair values of the stock and the warrants were recorded as a debt discount and are being amortized over the life of the loan.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Condensed consolidating financial information as of December 31, 2001 and 2000 and for the three years ended December 31, 2001 for the Company is as follows (in thousands):

Consolidating
Statement
of Operations
Information
Year Ended
December 31, 2001          Cadiz  Sun World  Eliminations  Consolidated
                           -----  ---------  ------------  ------------

Revenues                   $ 1,903  $ 92,399  $ (1,900)   $  92,402
Special litigation
 recovery                    7,929         -         -        7,929
                           -------  --------   -------     --------

  Total revenues and
    special litigation
    recovery                9,832     92,399    (1,900)     100,331
                          -------    -------   -------     --------

Costs and expenses:
  Cost of sales               118     79,390      (400)      79,108
  General and
  administrative            5,433      8,980    (1,500)      12,913
  Non-recurring
   compensation             2,584      2,953         -        5,537
  Removal of
   underperforming crops      222        514         -          736
  Depreciation and
   amortization             1,137      7,014         -        8,151
                          -------    -------   -------     --------

  Total costs and expenses  9,494     98,851    (1,900)     106,445
                          -------    -------   -------     --------

Operating profit (loss)       338     (6,452)        -       (6,114)

Interest expense, net       3,718     15,598       235       19,551
                          -------    -------   -------     --------

Loss before income taxes   (3,380)   (22,050)     (235)     (25,665)

Income tax expense              -         57         -           57
                          -------    -------   -------     --------

 Net loss                  (3,380)   (22,107)     (235)     (25,722)

Less:
  Preferred stock
   dividends                  591          -         -          591
  Imputed dividend
   on preferred stock         441          -         -          441
                          -------    -------   -------     --------

Net loss applicable
  to common stock        $ (4,412) $ (22,107)  $  (235)   $ (26,754)
                         ========   ========   =======    =========

Consolidating
Balance Sheet Information
December 31, 2001          Cadiz  Sun World  Eliminations  Consolidated
                           -----  ---------  ------------  ------------

ASSETS

Current assets:
  Cash and cash
   equivalents           $    400  $  1,058    $     -     $  1,458
  Accounts
   receivable, net              1     6,326          -        6,327
  Due from affiliate       11,254         -    (11,254)           -
  Inventories                   -    13,229       (202)      13,027
  Prepaid expenses
   and other                  210       578          -          788
                           ------   -------    -------     --------

    Total current
     assets                11,865    21,191    (11,456)    21,600

Property, plant,
   equipment and
   water programs, net     41,266   124,031          -    165,297
Other assets                4,432     6,946          -     11,378
                          -------   -------    -------   --------

                         $ 57,563  $152,168   $(11,456)  $198,275
                         ========  ========   ========   ========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable       $  1,330  $ 10,428  $       -   $ 11,758
  Accrued liabilities         791     4,889          -      5,680
  Due to affiliate              -    11,254    (11,254)         -
  Bank overdraft              410         -          -        410
  Long-term debt,
   current portion              -     4,960          -      4,960
                          -------   -------    -------   --------

     Total current
      liabilities           2,531    31,531    (11,254)    22,808

Long-term debt             24,732   116,697          -    141,429
Deferred income taxes           -     5,447          -      5,447
Other liabilities             371       559          -        930
Losses in excess of
  investment in affiliate   2,066         -     (2,066)         -
Series D redeemable
  preferred stock           4,243         -          -      4,243
Series E-1 and E-2
  redeemable
  preferred stock           5,715         -          -      5,715
Stockholders' equity:
Common stock                  361         -          -        361
Additional
  paid-in capital         152,404    38,273    (38,273)   152,404
Accumulated deficit      (134,860)  (40,339)    40,137   (135,062)
                         --------   -------   --------   --------

  Total stockholders'
   equity                  17,905    (2,066)     1,864     17,703
                          -------   -------    -------   --------

                         $ 57,563  $152,168  $ (11,456)  $198,275
                         ========  ========  =========   ========

                             Page 53
Consolidating
Statement of
Cash Flow Information
Year Ended
December 31, 2001          Cadiz  Sun World  Eliminations  Consolidated
                           -----  ---------  ------------  ------------

Net cash provided by
 (used for) operating
 activities              $  1,442  $ (5,509)   $   (235)    $  (4,302)
                          -------   -------    --------     ---------

Cash flows from
 investing activities:
 Additions to property,
  plant and equipment         (88)   (1,495)          -        (1,583)
 Additions to
  water programs           (1,359)        -           -        (1,359)
 Additions to
  developing crops           (109)   (3,015)          -        (3,124)
 Proceeds from disposal
   of property,
  plant and equipment           2       450           -           452
 (Increase) decrease
  in other assets            (575)      494         235           154
                           -------   -------    -------     ---------

Net cash (used for)
 provided by investing
 activities                (2,129)   (3,566)        235        (5,460)
                          -------   -------     -------     ---------

Cash flows from
  financing activities:
 Net proceeds from
  issuance of stock         1,583         -           -         1,583
 Proceeds from issuance
  of preferred stock        7,500         -           -         7,500
 Borrowings from
  intercompany revolver   (11,254)   11,254           -             -
 Principal payments
  on long-term debt          (251)   (1,313)          -        (1,564)
 Bank overdraft               410         -           -           410
                          -------   -------    --------     ---------

Net cash (used for)
 provided by
 financing activities      (2,012)    9,941           -         7,929
                          -------   -------    --------     ---------

Net (decrease) increase
 in cash and
 cash equivalents          (2,699)      866           -        (1,833)

Cash and cash
 equivalents,
 beginning of period        3,099       192           -         3,291
                          -------   -------    --------     ---------

Cash and cash
 equivalents,
 end of period             $  400    $1,058    $      -     $   1,458
                           ======    ======   ========      =========

                             Page 54
Consolidating
Statement
of Operations
Information
Year Ended
December 31, 2000          Cadiz  Sun World  Eliminations  Consolidated
                           -----  ---------  ------------  ------------


Revenues                 $  1,920   $ 107,727  $ (1,902)    $  107,745
                         --------   ---------  --------     ----------

Costs and expenses:
  Cost of sales               124      88,203      (402)        87,925
  General and
   administrative           4,355       9,721    (1,500)        12,576
  Special litigation          424           -         -            424
  Removal of
   underperforming crops        -       1,549         -          1,549
Depreciation and
    amortization            1,174       7,207         -          8,381
                          -------     -------   -------       --------

  Total costs and
   expenses                 6,077     106,680    (1,902)       110,855
                          -------     -------   -------       --------

Operating profit (loss)    (4,157)      1,047         -         (3,110)

Interest expense, net       4,085      15,103         -         19,188
                          -------     -------   -------       --------

Loss before income taxes   (8,242)    (14,056)        -        (22,298)

Income tax expense              -         160         -            160
                          -------     -------   -------       --------

Net loss                 $ (8,242)  $(14,216)  $     -      $  (22,458)
                         ========   ========   =======      ==========

                             Page 55
Consolidating
Balance Sheet Information
December 31, 2000          Cadiz  Sun World  Eliminations  Consolidated
                           -----  ---------  ------------  ------------

ASSETS

Current assets:
  Cash and cash
   equivalents           $  3,099   $    192   $     -      $  3,291
  Accounts
   receivable, net              7      7,879        (2)        7,884
  Inventories                   -     15,405      (202)       15,203
  Prepaid expenses
   and other                  212        419         -           631
                          -------    -------   -------      --------

    Total current
     assets                 3,318     23,895      (204)       27,009

Investment in
  subsidiary               17,093          -   (17,093)            -
Property, plant,
   equipment and
   water programs, net     38,842    125,982         -       164,824
Other assets                4,199      7,585         -        11,784
                          -------    -------   -------      --------

                         $ 63,452   $157,462  $(17,297)   $  203,617
                         ========   ========  ========    ==========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable       $  1,209   $  6,693  $     (2)   $     7,900
  Accrued liabilities         349      5,466         -          5,815
  Due to affiliate            202          -      (202)             -
  Long-term debt,
    current portion             -        859         -            859
                          -------    -------   -------     ----------

     Total current
	liabilities           1,760     13,018      (204)        14,574

Long-term debt             23,912    121,698         -        145,610
Deferred income taxes           -      5,447         -          5,447
Other liabilities             107        206         -            313
Series D redeemable
  preferred stock           3,950         -          -          3,950

Stockholders' equity:
Common stock                  357         -          -            357
Additional paid-in
  capital                 142,706    35,325    (35,325)       142,706
Accumulated deficit      (109,340)  (18,232)    18,232       (109,340)
                         --------   -------    -------      ---------

  Total
   stockholders'
   equity                  33,723    17,093    (17,093)        33,723
                          -------   -------    -------      ---------

                         $ 63,452  $157,462   $(17,297)   $   203,617
                         ========  ========   ========    ===========

Consolidating
Statement of
Cash Flow
Information
Year Ended
December 31, 2000          Cadiz  Sun World  Eliminations  Consolidated
                           -----  ---------  ------------  ------------

Net cash used for
 operating activities    $ (4,849) $ (4,205)  $      -    $   (9,054)
                          -------   -------    -------    ----------

Cash flows from
 investing activities:
 Additions to property,
  plant and equipment        (293)     (959)         -        (1,252)
 Additions to
   water programs          (1,595)        -          -        (1,595)
 Additions to
   developing crops          (159)   (3,685)         -        (3,844)
 Proceeds from disposal
  of property,
  plant and equipment           1     2,955          -         2,956
 Partnership
  distributions                 -     1,568          -         1,568
 Increase in
  other assets               (162)     (363)         -          (525)
                          -------   -------    -------      --------

Net cash used for
 investing activities      (2,208)     (484)         -        (2,692)
                          -------   -------    -------      --------

Cash flows from
  financing activities:
 Net proceeds from
  issuance of stock         1,032         -          -         1,032
 Proceeds from issuance
  of preferred stock        5,000         -          -         5,000
 Proceeds from issuance
  of long-term debt             -     5,231          -         5,231
 Principal payments on
  long-term debt              (21)     (665)         -          (686)
                          -------   -------    -------      --------

Net cash provided by
 financing activities       6,011     4,566          -        10,577
                          -------   -------    -------      --------

Net decrease in cash
 and cash equivalents      (1,046)     (123)         -        (1,169)

Cash and cash equivalents,
 beginning of period        4,145       315          -         4,460
                          -------   -------    -------      --------

Cash and cash equivalents,
 end of period            $ 3,099    $  192    $     -     $   3,291
                          =======    ======    =======     =========

Consolidating
Statement
of Operations
Information
Year Ended
December 31, 1999          Cadiz  Sun World  Eliminations  Consolidated
                           -----  ---------  ------------  ------------

Revenues                  $ 1,829  $ 115,218   $ (1,818)   $  115,229
                          -------   --------   --------    ----------

Costs and expenses:
  Cost of sales               132     84,140       (451)       83,821
  General and
   administrative           4,672      9,058     (1,367)       12,363
  Special litigation          937          -          -           937
  Depreciation and
    amortization            1,179      7,712          -         8,891
                          -------   --------   --------     ---------

  Total costs
   and expenses             6,920    100,910     (1,818)      106,012
                          -------   --------   --------     ---------

Operating profit (loss)    (5,091)    14,308          -         9,217

Interest expense, net       2,932     14,879          -        17,811
                          -------   --------   --------     ---------

Net loss                  $(8,023)  $   (571)  $      -    $   (8,594)
                          =======   ========   ========    ==========

Consolidating
Statement of
Cash Flow
Information
Year Ended
December 31, 1999          Cadiz  Sun World  Eliminations  Consolidated
                           -----  ---------  ------------  ------------

Net cash (used for)
  provided by
  operating activities  $ (4,746)  $  1,761    $     -     $    (2,985)
                        --------   --------    -------     -----------

Cash flows from
 investing activities:
 Additions to property,
  plant and equipment     (3,645)    (2,680)     1,490          (4,835)
 Additions to
  water programs          (3,177)         -          -          (3,177)
 Additions to
  developing crops             -     (3,531)         -          (3,531)
 Proceeds from
  disposal of
  property, plant and
  equipment                1,490        233     (1,490)            233
 Increase in other
  assets                     (64)      (934)         -            (998)
                        --------   --------    -------       ---------

Net cash used for
 investing activities     (5,396)    (6,912)         -         (12,308)
                        --------   --------    -------       ---------

Cash flows from
 financing activities:
 Net proceeds from
  issuance of stock        6,803          -          -           6,803
 Principal payments on
  long-term debt              (9)      (676)         -            (685)
                        --------   --------    -------       ---------

Net cash provided
 by (used for)
 financing activities      6,794       (676)         -           6,118
                        --------   --------    -------       ---------

Net decrease in cash
 and cash equivalents     (3,348)    (5,827)         -          (9,175)

Cash and cash equivalents,
 beginning of period       7,493      6,142          -          13,635
                        --------   --------    -------       ---------

Cash and cash equivalents,
 end of period           $ 4,145    $   315    $     -      $    4,460
                         =======    =======    =======      ==========

NOTE 10 - INCOME TAXES
----------------------

     Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available carryforwards. Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows (in thousands):
                                                  December 31,
                                                 2001       2000
                                                 ----       ----

          Deferred tax liabilities:
            Fixed asset basis difference       $7,987     $ 7,550
            Other                                  48          48
                                               ------     -------

               Total deferred tax liabilities   8,035       7,598
                                               ------     -------

          Deferred tax assets:
            Net operating losses               49,437      38,560
            Reserve for notes receivable            -       1,178
            Fixed asset basis difference        6,300       6,300
            State taxes                         1,855       1,855
            Reserves and accruals               3,466       1,372
            Other                                 935         535
                                               ------     -------

               Total deferred tax assets       61,993      49,800

            Valuation allowance for
              deferred tax assets             (59,405)    (47,649)
                                              -------    --------

               Net deferred tax liability     $ 5,447     $ 5,447
                                              =======     =======

     As of December 31, 2001, the Company had net operating loss
(NOL) carryforwards of approximately $136.3 million for federal income tax purposes. Such carryforwards expire in varying amounts through the year 2021. At December 31, 2001, the Company has state NOL carryforwards of $35.1 million. These NOL carryforwards expire in varying amounts through the year 2011.

     A reconciliation of the income tax benefit to the statutory federal income tax rate is as follows (dollars in thousands):

                                        Year Ended December 31,
                                        -----------------------
                                       2001      2000       1999
                                       ----      ----       ----

     Expected federal income
       tax benefit at 34%          $  (8,726)  $ (7,581)  $ (2,922)
      Loss with no tax
        benefit provided               8,541      7,380      2,718
     State income tax                      6        147          -
     Foreign withholding taxes            51         79          -
     Amortization                         79         79         79
     Other non-deductible expenses       106         56        125
                                     --------  --------   --------

       Income tax expense            $    57    $   160    $     -
                                     ========  ========   ========

NOTE 11 - EMPLOYEE BENEFIT PLANS
--------------------------------

     The Company has a 401(k) Plan for its salaried employees. Employees must work 1,000 hours and have completed one year of service to be eligible to participate in this plan. The Company matches 75% of the first four percent deferred by an employee up to $1,600 per year. In addition, Sun World maintains a defined contribution pension plan covering its employees who (i) are not covered by a collective bargaining agreement, (ii) have at least one year of service and (iii) have worked at least 1,000 hours per year. Contributions are 2% of each covered employee's salary. For those hourly employees covered under a collective bargaining agreement, contributions are made to a multi-employer pension plan in accordance with negotiated labor contracts and are generally based on the number of hours worked.


NOTE 12 - PREFERRED AND COMMON STOCK
-------------------------------------

SERIES D CONVERTIBLE PREFERRED STOCK

     The Company has an authorized class of 100,000 shares of preferred stock. On December 29, 2000, the Company issued 5,000 shares of Series D Convertible Preferred Stock ("Series D Preferred Stock") for $5,000,000. The holders of the Preferred Stock are entitled to receive dividends, payable semi-annually, at a rate of 7% if paid in cash or 9% if paid in the Company's common stock. The Series D Preferred Stock is convertible into 625,000 shares of the Company's common stock any time prior to July 2004 at the election of the holder. The Company also has the right to convert the Series D Preferred Stock, but only when the closing price of the Company's common stock has exceeded $12 per share for 30 consecutive trading days. Holders are entitled to a liquidation preference equal to the initial purchase of $1,000 per share plus any accrued and unpaid dividends. The Series D Preferred Stock will be redeemable in July 2004 if still outstanding.

     The Company issued certain warrants to purchase shares of the Company's common stock in connection with the issuance of the Series D Preferred Stock. The fair market value of the Company's common stock at the time of issuance was above the accounting conversion price resulting in an imputed dividend (beneficial conversion feature). The estimated fair value of the warrants issued (calculated using the Black Scholes option pricing model) and the imputed dividend totaled $1,050,000 which was recorded as a discount to the Series D Preferred Stock. The discount is being amortized through the redemption date of the stock and treated as a reduction to earnings for earnings per share calculations although no assets of the Company will ever be expended.

SERIES E-1 AND E-2 CONVERTIBLE PREFERRED STOCK

     During the fourth quarter of 2001, the Company issued 7,500 shares of Series E-1 and E-2 Convertible Preferred Stock (the "Series E Preferred Stock") for an aggregate of $7,500,000. The holders of the Preferred Stock are entitled to receive dividends, payable semi-annually, at a rate of 7% if paid in cash or 9% if paid in the Company's common stock. The Series E Preferred Stock is convertible into 1,000,000 shares of the Company's common stock any time prior to July 2004 at the election of the holder. The Company also has the right to convert the Series E Preferred Stock, but only when the closing price of the Company's common stock has exceeded $10.50 per share for 30 consecutive trading days. Holders are entitled to a liquidation preference equal to the initial purchase of $1,000 per share plus any accrued and unpaid dividends. The Series E Preferred Stock will be redeemable in July 2004 if still outstanding.

     The Company issued 40,000 shares of the Company's common stock and certain warrants to purchase shares of the Company's common stock in connection with the issuance of the Series E Preferred Stock. The fair market value of the Company's common stock at the time of issuance was above the accounting conversion price resulting in an imputed dividend (beneficial conversion feature). The estimated fair value of the warrants issued (calculated using the Black Scholes option pricing model) and the imputed dividend totaled $1,614,000 which was recorded as a discount to the Series E Preferred Stock.
The discount is being amortized through the redemption date of the stock and treated as a reduction to earnings for earnings per share calculations although no assets of the Company will ever be expended.

COMMON STOCK

     In March 2000, the Company issued 100,000 shares of common stock to a hydrological research company upon the deemed satisfaction of certain contingencies with respect to the issuance of such shares established in connection with the Company's 1998 acquisition of all of such company's assets.

NOTE 13 - STOCK-BASED COMPENSATION PLANS AND WARRANTS
-----------------------------------------------------

STOCK OPTIONS AND WARRANTS

     The Company issues options pursuant to its 1996 Stock Option Plan (the "1996 Plan") and the 1998 Non-Qualified Stock Option Plan (the "1998 Plan") approved by the Board of Directors in February 1998. The Company also grants stock awards pursuant to its 2000 Stock Award Plan described below. Collectively, the plans provide for the granting of up to 4,000,000 shares. At December 31, 2001, the Company has approximately 524,000 shares remaining that can be granted under the plans. All options are granted at a price approximating fair market value at the date of grant, have vesting periods ranging from issuance date to five years, have maximum terms ranging from five to seven years and are issued to directors, officers, consultants and employees of the Company.

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

                                       Year Ended December 31,
                                       -----------------------
                                       2001      2000       1999
                                       ----      ----       ----

 Net loss applicable
   to common stock:  As reported     $(26,754) $(22,458) $ (8,594)
                      Pro  forma     $(27,670) $(23,450) $(12,134)
 Net loss per common share:
                     As reported     $   (.75) $   (.64) $   (.25)
                      Pro  forma     $   (.77) $   (.66) $   (.35)

     The fair value of each option granted during the periods reported was estimated on the date of grant using the Black Scholes option pricing model based on the weighted-average assumptions of: risk-free interest rate of 4.54% for 2001, 4.94% for 2000, and 6.67% for 1999; expected volatility of 40.0% for 2001, 66.7% for 2000, and 46.9% for 1999; expected life of three years for 2001 and 2000 and five years for 1999; and an expected dividend yield of zero for all three years.

     The following table summarizes stock option activity for the periods noted. All options listed below were issued to officers, directors, employees and consultants.

                                                        Weighted-
                                                         Average
                                                         Exercise
                                               Amount      Price
                                           ----------     -------

  Outstanding at December 31, 1998          3,891,900     $  5.26
     Granted                                  800,000     $  7.58
     Expired or canceled                      (66,000)    $  7.20
     Exercised                             (1,513,150)    $  4.50
                                           ----------

  Outstanding at December 31, 1999          3,112,750     $  6.21
     Granted                                  132,500     $  9.76
     Expired or canceled                      (19,500)    $  8.56
     Exercised                               (215,152)    $  4.80
                                           ----------

  Outstanding at December 31, 2000          3,010,598     $  6.45
     Granted                                  266,250     $  9.62
     Expired or canceled                   (1,096,000)    $  4.76
     Exercised                               (330,098)    $  4.78
                                           ----------

  Outstanding at December 31, 2001          1,850,750(a)  $  8.05
                                           ==========

  Options exercisable at
   December 31, 1999                        2,306,500     $  5.64
                                           ==========

  Options exercisable at
   December 31, 2000                        2,549,098     $  5.98
                                           ==========

  Options exercisable at
     December 31, 2001                      1,446,750     $  7.86
                                           ==========

  Weighted-average years of remaining
    contractual life of options
    outstanding at December 31, 2001             2.85
                                                =====

      (a) Exercise prices vary from $4.75 to $11.75 and expiration dates vary from March 2002 to October 2008.

     The weighted-average fair value of options granted during the years 2001, 2000 and 1999 were $3.44, 5.37, and $3.71, respectively.

     The Company accounts for equity securities issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force 96-18. During the years ended December 31, 2001, 2000 and 1999, the Company issued 215,000, 350,000, and 250,000 warrants with weighted-average exercise prices of $7.59, $6.46, and $6.50, respectively. During the year ended December 31, 2000, 75,000 warrants with a weighted-average exercise price of $5.03 were exercised in a cashless transaction resulting in the issuance of 30,997 shares of common stock. No warrants expired or were canceled during any of the three periods discussed. During 2001, in connection with the loan amendments for the Cadiz obligations described in Note 9, the Company repriced certain warrants previously issued resulting in a reduction in the weighted-average exercise price. At December 31, 2001, there were 1,240,000 warrants outstanding with a weighted-average exercise price of $4.40 per share, which expire through 2005.

2000 STOCK AWARD PLAN

     The Cadiz Inc. 2000 Stock Award Plan ("Stock Award Plan") was approved by the Company's shareholders in May 2000. Under the Stock Award Plan, the Company may issue various forms of stock awards including restricted stock and deferred stock units to attract, retain and motivate key employees or other eligible persons. As of December 31, 2001, the Company had outstanding 817,325 deferred stock units granted under the Stock Award Plan of which 253,162 deferred stock units entitle the holder to receive one share of the Company's common stock for each deferred stock unit three years from the date of grant and 564,163 deferred stock units were granted pursuant to the exchange noted under Non-Recurring Compensation Expense below. During the year ended December 31, 2001, 1,078 stock units were exchanged for shares of the Company's common stock. The Company charged $566,000 and $237,000 to expense during the years ended December 31, 2001 and 2000, respectively, in connection with the Stock Award Plan.

NON-RECURRING COMPENSATION EXPENSE

     In 2001, the Company issued 564,163 deferred stock units to certain senior managers of Cadiz and Sun World. These deferred stock units were issued in exchange for the cancellation of 1,055,000 fully vested options to purchase the Company's common stock held by senior managers. In accordance with the terms of Stock Option Exchange Agreements, the number of the deferred stock units issued was calculated based on the average closing price for the 10 business days following the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 on March 29, 2001. Each deferred stock unit is exchangeable for one share of the Company's common stock at the end of the deferral period elected by the holder. The Company recorded a one-time charge of $5,537,000 in 2001 and no cash was expended in connection with the issuance of the deferred stock units.

                             Page 63
RESTRICTED STOCK AWARD

      Following the acquisition of Sun World in 1996, the Company's Chief Executive Officer was awarded a stock bonus of 125,000 shares of restricted common stock at no cost. The Company issued the final 25,000 of these shares during the year ended December 31, 1999. Compensation expense was recognized as earned over the period of service.

NOTE 14 - CONTINGENCIES
-----------------------

     In December 1995, the Company filed an action relative to the proposed construction and operation of a landfill (the "Rail-Cycle Project") which was to be located adjacent to the Company's Cadiz property with the Superior Court in San Bernardino County, California. The action challenged the various decisions by the County of San Bernardino relative to the proposed Rail-Cycle Project and sought compensatory damages. In September 1998, the Court granted defendants' motion for summary judgment. The Company appealed this decision and in August 2000, the California Court of Appeals granted, in part, the Company's appeal. The Court's decision revoked all environmental and land-use approvals, and thus effectively terminated the Rail-Cycle Project, as proposed.

     The Company filed other civil actions against Waste Management, Inc., which asserted claims arising from alleged criminal and fraudulent conduct against the Company engaged in by Waste Management in connection with the Rail-Cycle Project.

     In March 2001, the Company and Waste Management executed a settlement agreement intended to fully and finally compromise and settle the claims asserted by the Company against Waste Management in all of the outstanding civil actions. Pursuant to the Settlement Agreement, Waste Management paid the Company $6 million in cash and granted to the Company an exclusive option to receive, at no cost to the Company, up to approximately 7,000 acres of real property in eastern San Bernardino County primarily adjacent to the Cadiz Program
property.   In April 2001, the Company exercised the option and has
acquired the subject property. Net proceeds from the settlement are included in the Company's statement of operations under the caption "Special Litigation Recovery".

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

                             Page 64

NOTE 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
-----------------------------------------------------

(In thousands except per share data)
                                      Quarter Ended
                        ------------------------------------------------
                        March 31,  June 30,   September 30,  December 31,
                          2001       2001         2001          2001
                          ----      ----          ----          ----

Revenues               $  7,371   $  20,371    $  48,683    $  15,977
Gross profit (loss)        (570)      4,927        7,611        1,326
Net loss applicable
  to common stock        (7,165)     (5,030)      (5,267)      (9,292)
Net loss
 per common share      $   (.20)  $    (.14)   $    (.15)   $    (.26)

                                      Quarter Ended
                        ------------------------------------------------
                        March 31,  June 30,   September 30,  December 31,
                          2000       2000        2000          2000
                          ----       ----        ----          ----

Revenues               $  7,936   $  26,928    $  55,376    $  17,505
Gross profit (loss)        (530)      3,698       12,009        4,643
Net loss                 (8,842)     (6,282)        (342)      (6,992)
Net loss per
  common share         $   (.25)  $    (.18)   $    (.01)   $    (.20)


                            Page 65

                           CADIZ INC.

   SCHEDULE I - CONDENSEND FINANCIAL INFORMATION OF REGISTRANT

                                                  December 31,
BALANCE SHEET ($ in thousands):                  2001       2000
                                                 ----       ----

ASSETS

Current assets:
 Cash and cash equivalents                   $    400   $   3,099
 Accounts receivable, net                           1           7
 Due from subsidiary                           11,254           -
 Prepaid expenses and other                       210         212
                                               -------    -------

  Total current assets                         11,865       3,318

Investment in subsidiary                            -      17,093
Property, plant, equipment
  and water programs, net                      41,266      38,842
Other assets                                    4,432       4,199
                                               -------    -------

                                             $ 57,563    $ 63,452
                                              =======    ========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                            $  1,330    $  1,209
 Accrued liabilities                              791         349
 Due to subsidiary                                  -         202
 Bank overdraft                                   410           -
                                               -------    -------

  Total current liabilities                     2,531       1,760

Long-term debt                                 24,732      23,912
Other liabilities                                 371         107
Losses in excess of
  investment in subsidiary                      2,066           -

Contingencies

Series D redeemable convertible
  preferred stock - $0.01 par value:
  5,000 shares authorized; shares
  issued and outstanding -
  5,000 at December 31, 2001
  and December 31, 2000                         4,243     3,950

Series E-1 and E-2
  redeemable convertible
  preferred stock - $0.01 par value:
  7,500 shares authorized; shares
  issued and outstanding -
  7,500 at December 31, 2001 and
  none at December 31, 2000                     5,715          -

Stockholders' equity:
 Common stock - $0.01 par value;
  70,000,000 shares
 authorized; shares issued and
  outstanding 36,070,834
 at December 31, 2001 and 35,674,674 at
 December 31, 2000                                361         357

Additional paid-in capital                     152,404    142,706
Accumulated deficit                           (134,860)  (109,340)
                                               -------    -------

 Total stockholders' equity                    17,905      33,723
                                               -------    -------

                                             $  57,563   $ 63,452
                                               =======    =======
                            Page 66

                           CADIZ INC.

    SCHEDULE I - CONDENSED FINANCIAL INFORMATON OF REGISTRANT

STATEMENT OF OPERATIONS                Year Ended December 31,
($ in thousands)                      2001      2000       1999
                                      ----      ----       ----



Revenues                           $  1,903  $  1,920     $ 1,829
Special litigation recovery           7,929         -           -
                                   --------   -------     -------

Total revenues and special
  litigation recovery                 9,832     1,920       1,829
                                   --------   -------     -------
Costs and expenses:
 Cost of sales                          118       124         132
 General and administrative           5,433     4,355       4,672
 Special litigation                       -       424         937
 Non-recurring compensation expense   2,584         -           -
 Removal of underperforming crops       222         -           -
 Depreciation and amortization        1,137     1,174       1,179
                                   --------   -------     -------

 Total costs and expenses             9,494     6,077       6,920
                                   --------   -------     -------

Operating profit (loss)                 338    (4,157)    (5,091)

Loss from subsidiaries              (22,107)  (14,216)      (571)

Interest expense, net                 3,718     4,085       2,932
                                   --------   -------     -------

Net loss                            (25,487)  (22,458)     (8,594)

Less:  Preferred stock dividends        591         -           -
       Imputed dividend on
         preferred stock                441         -           -
                                   --------   -------     -------

Net loss applicable to
  common stock                   $  (26,519) $(22,458)  $  (8,594)
                                 ==========   =======   ==========

				   CADIZ INC.

   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                          Year Ended December 31,
STATEMENT OF CASH FLOWS                  2001       2000       1999
                                         ----       ----       ----

($ in thousands)

Cash flows from operating activities:
 Net loss                            $ (25,487) $ (22,458)  $  (8,594)
 Adjustments to reconcile net
   loss to net cash provided by
   (used for) operating activities:
  Depreciation and amortization          3,521      2,956       2,498
  Issuance of stock for services             -          -          28
  Loss from subsidiaries                22,107     14,216         571
  (Gain) loss on disposal of assets          5         (1)          6
  Removal of underperforming crops         222          -           -
  Land received from litigation
    settlement                          (2,000)         -           -
  Compensation charge for
    deferred stock units                   271        100           -
  Non-recurring compensation expense     2,584          -           -
  Changes in operating assets
    and liabilities:
   Decrease in accounts receivable           6          9          61
   Increase in due to subsidiary             -          -         274
   Decrease (increase) in prepaid
     expenses and other                      2        174       (133)
   Increase in accounts payable            121        504           4
   Increase (decrease) in
     accrued liabilities                    97       (356)        539
   (Decrease) increase in
     other liabilities                      (7)         7           -
                                       -------   --------     -------

  Net cash provided by
   (used for) operating activities       1,442     (4,849)     (4,746)
                                       -------   --------     -------
Cash flows from investing activities:
 Additions to property,
   plant and equipment                    (88)       (293)     (3,645)
 Additions to developing crops           (109)       (159)           -
 Additions to water programs           (1,359)     (1,595)     (3,177)
 Proceeds from disposal of
   property, plant and equipment            2           1       1,490
 Increase in other assets                (575)       (162)        (64)
                                      -------    --------     -------
  Net cash used for
    investing activities               (2,129)     (2,208)     (5,396)
                                      -------    --------     -------

Cash flows from financing activities:
 Net proceeds from issuance of stock    1,583       1,032       6,803
 Proceeds from issuance of
  preferred stock                       7,500       5,000           -
 Intercompany revolver
  with subsidiary                    (11,254)          -           -
 Principal payments on
   long-term debt                        (251)        (21)         (9)
 Bank overdraft                           410           -           -
                                      -------    --------     -------

  Net cash (used for) provided
    by financing activities            (2,012)      6,011       6,794
                                      -------    --------     -------

Net decrease in cash and
  cash equivalents                     (2,699)     (1,046)     (3,348)

Cash and cash equivalents,
  beginning of period                   3,099       4,145       7,493
                                      -------    --------     -------
Cash and cash equivalents,
  end of period                       $   400    $  3,099     $ 4,145
                                      =======    ========     =======

                           CADIZ INC.

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2001, 2000 and 1999

($ in thousands)
                   Balance         Additions                Balance
                      at           Charged to                at End
Year ended         Beginning   Costs and   Other                of
December 31, 2001  of Period   Expenses  Accounts  Deductions Period
-----------------  ---------   --------  --------  ---------- ------

 Allowance for
   doubtful accounts $    522  $    -   $      -  $  16   $    506
                     ========  =======  ========  ======  ========

 Tax valuation
   allowance         $ 47,649  $    -   $ 11,756  $   -   $ 59,405
                     ========  =======  ========  ======  ========

Year ended
December 31, 2000
------------------

 Allowance for
   doubtful accounts $    224  $  308   $      -  $  10   $    522
                     ========  =======  ========  ======  ========

 Tax valuation
   allowance         $ 39,665  $    -    $ 7,984  $   -   $ 47,649
                     ========  =======  ========  ======  ========

Year ended
December 31, 1999
------------------

 Allowance for
   doubtful accounts $    285  $    -    $     -  $  61   $    224
                     ========  =======  ========  ======  ========

 Tax valuation
   allowance         $ 35,319  $    -    $ 4,346  $   -   $ 39,665
                     ========  =======  ========  ======  ========

                REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Sun World International, Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows and stockholder's equity present fairly, in all material respects, the financial position of Sun World International, Inc., a wholly-owned subsidiary of Cadiz Inc., and its subsidiaries at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP
--------------------------------
      PricewaterhouseCoopers LLP


Los Angeles, California
February 21, 2002

SUN WORLD INTERNATIONAL, INC.
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF OPERATIONS

                                       Year Ended December 31,
($ in thousands)                     2001       2000        1999
                                     ----        ----       ----

Revenues                          $  92,399   $ 107,727   $ 115,218
                                   --------    --------  ---------
Costs and expenses:
 Cost of sales                       79,390      88,203      84,140
 General and administrative           8,980       9,721       9,058
 Non-recurring compensation expense   2,953           -           -
 Removal of underperforming crops       514       1,549           -
 Depreciation and amortization        7,014       7,207       7,712
                                   --------    --------    --------

                                     98,851     106,680     100,910
                                   --------    --------    --------

Operating income (loss)              (6,452)      1,047      14,308

Interest expense, net                15,598      15,103      14,879

Net loss before income taxes        (22,050)    (14,056)       (571)

Income tax expense                       57         160           -
                                   --------    --------    --------

Net loss                          $ (22,107)  $ (14,216)   $   (571)
                                  =========   =========    ========


See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED BALANCE SHEET

                                                December 31,
($ in thousands)                               2001      2000
                                               ----      ----

ASSETS

Current assets:
 Cash and cash equivalents                    $  1,058    $  192
 Accounts receivable, net                        6,326     7,879
 Inventories                                    13,229    15,405
 Prepaid expenses and other                        578       419
                                              --------  --------

    Total current assets                        21,191    23,895


Property, plant, equipment, and
  water programs, net                          124,031   125,982

Other assets                                     6,946     7,585
                                              --------  --------

 Total assets                                $ 152,168  $157,462
                                              ========  ========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Accounts payable                            $  10,428  $  6,693
 Accrued liabilities                             4,889     5,466
 Due to parent company                          11,254         -
 Long-term debt, current portion                 4,960       859
                                              --------  --------

     Total current liabilities                  31,531    13,018

Long-term debt                                 116,697   121,698

Deferred income taxes                            5,447     5,447

Other liabilities                                  559       206

Contingencies

Stockholder's equity:
 Common stock, $0.01 par value,
  300,000 shares authorized;
  42,000 shares issued and outstanding               -        -
 Additional paid-in capital                     38,273    35,325
 Accumulated deficit                           (40,339)  (18,232)
                                              --------  --------

  Total stockholder's equity                    (2,066)   17,093
                                              --------  --------

 Total liabilities and stockholder's equity  $ 152,168 $ 157,462
                                              ========  ========

See accompanying notes to the consolidated financial statements.


SUN WORLD INTERNATIONAL, INC.
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF CASH FLOWS

                                          Year Ended December 31,
($ in thousands)                        2001         2000      1999
                                        ----         ----      ----


Cash flows from
  operating activities:
Net loss                            $  (22,107) $  (14,216) $   (571)
Adjustments to reconcile
 net loss to net
cash (used for) provided
by operating activities:
  Depreciation and
    amortization                         8,143       7,970     8,570
  Gain on disposal of assets              (426)        (95)     (110)
  Removal of underperforming crops         514       1,549         -
  Shares of KADCO stock
  earned for services                   (1,250)     (1,250)     (313)
  Share of partnership operations            -         (71)     (328)
  Compensation charge for
    deferred stock units                   296         137         -
  Non-recurring compensation
   expense                               2,953           -         -
  Changes in operating assets
  and liabilities:
   Decrease (increase) in
     accounts receivable                 1,553         552    (2,213)
    Decrease (increase)in
     inventories                         1,830       2,740    (3,405)
   (Increase) decrease
     in prepaid
     expenses and other                   (160)        112       207
   Increase (decrease)in
     accounts payable                    3,734        (645)     (714)
   (Decrease) increase in
     accrued liabilities                  (647)       (683)    1,129
   Decrease in due to parent                 -           -      (193)
   Increase (decrease) in
     other liabilities                      58        (305)     (298)
                                       -------    --------  --------

  Net cash (used for) provided
    by operating activities             (5,509)     (4,205)    1,761
                                       -------    --------  --------

Cash flows from investing activities:
Additions to property, plant,
equipment, and water programs           (1,495)       (959)   (2,680)
Additions to developing crops           (3,015)     (3,685)   (3,531)
Proceeds from disposal of property,
plant and equipment                        450       2,955       233
Partnership distributions                    -       1,568         -
Decrease (increase) in other assets        494        (363)     (934)
                                       -------    --------  --------
  Net cash used for
  investing activities                  (3,566)       (484)   (6,912)
                                       -------    --------  --------

Cash flows from financing activities:
Proceeds from issuance of
  long-term debt                             -       5,231         -
Principal  payments on
  long-term debt                        (1,313)       (665)     (676)
Intercompany revolver with parent       11,254           -         -
                                       -------    --------  --------

  Net cash provided by (used for)
  financing activities                   9,941       4,566      (676)
                                       -------    --------  --------

Net increase (decrease) in cash
 and cash equivalents                      866        (123)   (5,827)

Cash and cash equivalents at
 beginning of period                       192         315     6,142
                                       -------    --------  --------

Cash and cash equivalents at
 end of period                       $   1,058    $    192    $  315
                                     =========    ========    ======

See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

($ in thousands)

                                         Additional                 Total
                         Common Stock     Paid-in  Accumulated  Stockholders'
                       Shares    Amount   Capital     Deficit      Equity
                       ------   ------    -------     -------      ------

Balance as of
 December 31, 1998      42,000   $   -    $ 34,183   $  (3,445)   $  30,738
Net loss                     -       -           -        (571)        (571)
                        ------   -----    --------   ---------    ---------

Balance as of
 December 31, 1999      42,000       -      34,183      (4,016)      30,167

Capital contribution
  from parent for the
  value of shares and
  warrants issued
  in connection with
  obtaining the senior
  unsecured term loan
  financing                  -       -        1,142          -        1,142

Net loss                     -       -            -    (14,216)     (14,216)
                        ------   -----     --------   --------     --------

Balance as of
  December 31, 2000     42,000       -       35,325    (18,232)      17,093

Capital contribution
  from parent for the
  value of the
  non-recurring
  compensation               -       -        2,953          -        2,953

Revaluation of
  derivative for warrants
  issued by parent           -       -         (235)         -         (235)

Capital contribution
  from parent for
  warrants issued relating
  to senior unsecured
  term loan                  -       -          230          -          230


Net loss                     -       -            -    (22,107)     (22,107)
                        ------   -----     --------   --------     --------

Balance as of
  December 31, 2001     42,000  $    -   $   38,273  $ (40,339)   $  (2,066)
                        ======  ======   ==========  =========    =========


See accompanying notes to the consolidated financial statements.

                  SUN WORLD INTERNATIONAL, INC.
            (A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

         NOTES TO THE CONSOLDIATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS
-----------------------------

     Founded in 1975, Sun World International, Inc. ("SWII") and its subsidiaries (collectively, the "Company") operate as the agricultural segment of Cadiz Inc. ("Cadiz"). The Company is an integrated agricultural operation that owns more than 19,000 acres of land, primarily located in two major growing areas of
California: the San Joaquin Valley and the Coachella Valley. Fresh produce, including table grapes, stonefruit, citrus, peppers and watermelons is marketed, packed and shipped to food wholesalers and retailers located throughout the United States and to more than 30 foreign countries. The Company owns and operates three cold storage and/or packing facilities located in California, of which two are operated and one is leased to a third party.

     In January 2002, Cadiz announced an agreement in principle with KADCO to combine the businesses of Sun World and KADCO. Following the proposed combination, KADCO's shareholders will have a 49.75% interest in the combined business, and Cadiz will retain an ownership interest of 50.25%. Prior to the proposed combination, KADCO expects to have cash resources in excess of $80 million which will be used to recapitalize Sun World and provide for future business expansion.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of SWII and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated.

RECLASSIFICATIONS

     These financial statements reflect certain reclassifications made to the prior period balances to conform to the current year presentation.

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, management has made estimates with regard to revenue recognition and valuation of inventory, long-lived assets, and deferred tax assets. Actual results could differ from those estimates.

REVENUE RECOGNITION

     The Company recognizes crop sale revenue upon shipment and transfer of title to customers. Packing revenues and marketing commissions from third party growers are recognized when the related services are provided. Proprietary product development revenues are recognized based upon product sales by licensees. Project development and management fees are recorded when earned under the terms of the related agreement.

     Revenues attributable to one national retailer totaled $10.5 million in 2001, $12.8 million in 2000 and $14.4 million in 1999. Export sales accounted for approximately 8.4%, 9.9% and 10.3%, of the Company's revenues for the years ended December 31, 2001, 2000 and 1999, respectively.

RESEARCH AND DEVELOPMENT

     The Company incurs costs to research and develop new varieties of proprietary products. Research and development costs are expensed as incurred. Such costs were approximately $2,023,000 for the year ended December 31, 2001, $1,636,000 for the year ended December 31, 2000 and $1,450,000 for the year ended December 31, 1999.

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

INVESTMENT IN PARTNERSHIPS

     The Company, through a wholly-owned subsidiary, owned a 50% interest in ASC/SWB Partnership, formerly named American SunMelon (the "Partnership"). In October 1998, the Partnership sold substantially all of its assets. In November 2000, the Company received a final distribution of $1.6 million in connection with the liquidation of the Partnership. The Company had accounted for its investment in the Partnership using the equity method.

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

     Permanent land development costs, such as acquisition costs, clearing, initial leveling and other costs required to bring the land into a suitable condition for general agricultural use, are capitalized and not depreciated since these costs have an indefinite useful life.

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

     During the year ended December 2001 and 2000, the Company incurred costs to remove certain underperforming crops, primarily stonefruit, citrus, and wine grapes. The Company recorded charges of $514,000 and $1,549,000 in 2001 and 2000, respectively, in connection with the removal of these crops which is shown under the heading "Removal of underperforming crops" on the Consolidated Statement of Operations.

OTHER ASSETS

     Capitalized loan fees represent costs incurred to obtain debt financing. Such costs are amortized over the life of the related loan. At December 31, 2001, the majority of capitalized loan fees relate to the issuance of the First Mortgage Notes described in Note 9.

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

SUPPLEMENTAL CASH FLOW INFORMATION

     Cash payments for interest for the years ended December
31, 2001, 2000 and 1999 were $14,660,000, $14,497,000 and
$14,204,000, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS 141 and 142
----------------

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Accounting for Business Combinations" and No. 142 ("SFAS 142"), "Goodwill and Other Intangibles", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their estimated useful lives. The Company will apply the new rules on accounting for other intangible assets beginning January 1, 2002. Management does not anticipate that the adoption of these standards will have a material adverse effect on the Company's financial position or results of operations.

SFAS 144
--------

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The adoption of SFAS 144 is not anticipated to have a material adverse effect on the Company's financial position or results of operations.


NOTE 3 - ACCOUNTS RECEIVABLE
----------------------------

         Accounts receivable consist of the following (dollars in thousands):

                                              December 31,
                                             2001       2000
                                             ----      ----

        Trade receivables                 $ 4,294     $ 4,190
        Due from unaffiliated growers         448         541
        Other                               2,090       3,670
                                          -------     -------

                                            6,832       8,401

          Less allowance for
           doubtful accounts                 (506)       (522)
                                          -------     -------

                                          $ 6,326     $ 7,879
                                          =======     =======

   Substantially all trade receivables are from large domestic national and regional supermarket chain stores and produce brokers and are unsecured. Amounts due from unaffiliated growers represent receivables for harvest advances and for services (harvest, haul and pack) provided on behalf of growers under agreement with the Company and are recovered from proceeds of product sales. Other receivables primarily include wine grape and raisin sales, proceeds due from third party marketers, receivables for international licensing, and other miscellaneous receivables.


NOTE 4 - INVENTORIES
--------------------

   Inventories consist of the following (dollars in thousands):

                                             December 31,
                                            2001      2000
                                            ----      ----

        Growing crops                    $ 10,376   $ 11,740
        Materials and supplies              2,621      2,880
        Harvested product                     218        528
        Pepper seed                            14        257
                                          --------  -------

                                         $ 13,229   $ 15,405
                                         ========   ========


NOTE 5 - PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS
------------------------------------------------------

   Property, plant, equipment and water programs consist of the following (dollars in thousands):

                                                 December 31,
                                                2001      2000
                                                ----      ----

        Land                                $ 49,178  $ 49,196
        Permanent crops                       58,489    58,860
        Developing crops                      12,486     9,546
        Buildings                             21,182    20,496
        Machinery and equipment               14,760    14,025
        Water programs                         2,525     2,135
                                            --------  --------

                                             158,620   154,258
       Less accumulated depreciation         (34,589)  (28,276)
                                            --------  --------

                                            $124,031  $125,982
                                            ========  ========

NOTE 6 - OTHER ASSETS
---------------------

     Other assets consist of the following (dollars in thousands):

                                                   December 31,
                                                  2001      2000
                                                  ----      ----

        Deferred loan costs, net                 $ 1,781   $ 2,510
        Long-term receivables                        342     1,799
        Capitalized trademark development, net 2,000 1,713 Receivable from KADCO to be
          paid in common shares                    2,813     1,563
        Other                                         10         -
                                                 -------   -------

                                                 $ 6,946   $ 7,585
                                                 =======   =======

NOTE 7 - ACCRUED LIABILITIES
----------------------------

     Accrued liabilities consist of the following (dollars in thousands):

                                                 December 31,
                                                2001      2000
                                                ----      ----

        Interest                              $ 2,695    $ 2,780
        Payroll and benefits                    1,743      1,609
        Other                                     451      1,077
                                              -------    -------

                                              $ 4,889    $ 5,466
                                              =======    =======


NOTE 8 - REVOLVING CREDIT FACILITIES
------------------------------------

     In November 2001, Sun World renewed its Revolving Credit Facility through the 2002 growing season with a maturity date of November 2002. Amounts eligible to be borrowed under the Revolving Credit Facility are based upon a borrowing base of eligible accounts receivable and inventory balances. Maximum availability under the Revolving Credit Facility varies throughout the year with a maximum of $30 million available during the peak borrowing periods of April to July. The Revolving Credit Facility is secured by accounts receivable, inventory, and the proceeds thereof, requires Sun World to meet certain financial covenants, and is guaranteed by the Company. Amounts borrowed under the facility accrue interest at either prime plus 1.0% or LIBOR plus 2.50% at the Company's election. No amounts were outstanding under the Revolving Credit Facility at December 31, 2001 and 2000.

NOTE 9 - LONG-TERM DEBT
-----------------------

     Management estimates that the fair value of the Company's long-term debt approximates the carrying value for all debt instruments except the Series B First Mortgage Notes ("First Mortgage Notes"). The fair value of the First Mortgage Notes is estimated to be approximately $106.1 million based on quoted
market prices as of December 31, 2001.   At December 31, 2001 and
December 31, 2000, the carrying amount of the Company's outstanding debt is summarized as follows (dollars in thousands):

                                                   December 31,
                                                 2001        2000
                                                 ----        ----
   Series B First Mortgage Notes,
     interest payable
     semi-annually, with principal
     due in April 2004,
     interest at 11.25%                        $ 115,000  $ 115,000

   Senior unsecured term loan,
      interest payable
      quarterly, due
      December 31, 2002, interest
      at LIBOR plus 3% (5.60% at
      December 31, 2001 and
      9.40% at December 31, 2000)                  5,000      5,000

   Note payable to bank,
      quarterly principal installments
      of $72 plus interest
      payable monthly, due
      December 31, 2003, interest at prime
      (4.75% at December 31, 2001 and
      9.50% at December 31, 2000)                  1,142      1,500

   Note payable to insurance company,
    Quarterly installments of $120
    (including interest), due
      January 1, 2005, interest at 7.75%             945      1,639

   Note payable to finance company,
     monthly installments
      of $18 (including interest),
      due July 1, 2002,
      interest at 7.50%                              103        305

   Other                                             269        255

Debt discount                                       (802)    (1,142)
                                                --------   --------

                                                 121,657    122,557

   Less: current portion                          (4,960)      (859)
                                                --------   --------

                                               $ 116,697  $ 121,698
                                               =========  =========

     Annual maturities of long-term debt outstanding (in thousands), excluding $802 representing the unamortized portion of warrants on December 31, 2001 are as follows: 2002 - $5,762;
2003 - $1,250; 2004 - $115,419, 2005 - $23, and 2006 - $5.

     In April 1997, the Company issued $115 million of Series A First Mortgage Notes through a private placement. The notes have subsequently been exchanged for Series B First Mortgage Notes, which are registered under the Securities Act of 1933 and are publicly traded. The First Mortgage Notes are secured by a first lien (subject to certain permitted liens) on substantially all of the assets of the Company and its subsidiaries other than growing crops, crop inventories and accounts receivable and proceeds thereof, which secure the Revolving Credit Facility. The First Mortgage Notes mature April 15, 2004, but are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2001. The First Mortgage Notes include covenants that do not allow for the payment of dividends by the Company other than out of cumulative net income.

     The First Mortgage Notes are also secured by the guarantees of Coachella Growers, Inc., Sun Desert, Inc., Sun World/Rayo, and Sun World International de Mexico S.A. de C.V. (collectively, the "Sun World Subsidiary Guarantors") and by the Company. Cadiz also pledged all of the stock of Sun World as collateral for its guarantee.

     In December 2000, Sun World entered into a two-year $5 million senior unsecured term loan. In connection with obtaining the loan, the Company issued 50,000 shares of Cadiz' common stock as well as certain warrants to purchase shares of Cadiz' common stock. The fair value of the stock and the warrants were recorded as a debt discount and are being amortized over the life of the loan.

     Pursuant to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", the warrants meet the definition of a derivative for the Company as the value of the warrants is tied to the market value of Cadiz stock. As such, the value of the warrants will be adjusted to fair value at each reporting date with the corresponding gain or loss being included in the Statement of Operations.

NOTE 10 - INCOME TAXES
----------------------

     Significant components of the Company's deferred income tax assets and liabilities as of December 31, 2001 and 2000 are as follows (dollars in thousands):

                                                 December 31,
                                              2001        2000
                                              ----        ----
   Deferred tax liabilities:
        Net fixed assets basis difference   $  8,490  $  8,077
        Other                                     48        48
                                            --------  --------


          Total deferred tax liabilities       8,538     8,125
                                            --------  --------

   Deferred tax assets:
        Net operating losses                  19,280     9,811
        Reserve for notes receivable               -     1,178
   State taxes                                 1,854     1,854
        Reserves and accruals                  2,098     1,215
        Other                                    894       513

          Total deferred tax assets           24,126    14,571

   Valuation allowance for
    deferred tax assets                      (21,035)  (11,893)
                                            --------  --------


          Net deferred tax liability       $   5,447  $  5,447
                                            ========  ========

     As of December 31, 2001, the Company has net operating loss
(NOL) carryforwards of approximately $48.5 million for federal income tax purposes. Such carryforwards expire in varying amounts through the year 2021. As of December 31, 2001, the Company has state NOL carryforwards of approximately $31.7 million. These NOL carryforwards expire in varying amounts through the year 2011.

     A reconciliation of the income tax expense to the statutory federal income tax rate is as follows (dollars in thousands):

                                                Year Ended
                                                December 31,
                                          2001       2000      1999
                                          ----       ----      ----

  Expected federal income
     tax benefit at 34%              $  (7,497) $  (4,779) $  (194)
  Loss with no tax benefit provided      7,531      4,663       131
  State income tax                           6        147         8
  Foreign withholding taxes                 51         79         -
  Other non-deductible expenses            (34)        50        55
                                      --------   --------  --------

       Income tax expense            $      57   $   160    $     -
                                     =========   =======    =======

NOTE 11 - EMPLOYEE BENEFIT PLANS
--------------------------------

     The Company participates in the Cadiz Inc. 401(k) Plan for its salaried employees. Employees must work 1,000 hours annually and have completed one year of service to be eligible to participate in this plan. The Company matches 75% of the first four percent deferred by an employee up to $1,600 per year. In addition, the Company maintains a defined contribution pension plan covering its employees who (i) are not covered by a collective bargaining agreement, (ii) have at least one year of service and (iii) have worked at least 1,000 hours annually. Contributions are 2% of each covered employee's salary. For those hourly employees covered under a collective bargaining agreement, contributions are made to a multi-employer pension plan in accordance with negotiated labor contracts and are generally based on the number of hours worked.


NOTE 12 - RELATED PARTY TRANSACTIONS
-------------------------------------

     Cadiz owns approximately 1,600 acres of irrigated farmland in San Bernardino County consisting primarily of citrus and grapes. Pursuant to a 10-year lease entered into as of the acquisition date, the Company is responsible for the production, packing, handling, and marketing of the products on the Cadiz property. Pursuant to the lease as amended in April 1997, Cadiz is to receive annual land rent of $250 per acre, or $400,000. In addition, the Company entered into a service agreement with Cadiz in which Cadiz provides management and financial services to the Company. The term of the agreement is 10 years with an annual fee of $1.5 million. The agreement provides for certain other reimbursement of expenses incurred on behalf of the Company. The Company made payments to Cadiz of $2.4 million for 2001, $2.3 million for 2000, and $2.4 million for 1999 pursuant to the services agreement and the lease agreement mentioned above. In addition, the Company purchased a citrus ranch from Cadiz at book value of $1.5 million in January 1999.

     The Company has intercompany revolving credit agreements whereby the Company can loan or borrow from Cadiz as needed.
Under the intercompany revolving credit agreement, $11.3 million was outstanding as of December 31, 2001 and no amount was outstanding as of December 31, 2000.


NOTE 13 - NON-RECURRING COMPENSATION EXPENSE
--------------------------------------------

     In 2001, Cadiz issued 300,860 deferred stock units to certain senior managers of Sun World. These deferred stock units were issued in exchange for the cancellation of 565,000 fully vested options to purchase the Cadiz common stock held by senior managers. In accordance with the terms of the Stock Option Exchange Agreements, the number of the deferred stock units issued was calculated based on the average closing price for the 10 business days following the filing of the Cadiz Annual Report on Form 10-K for the year ended December 31, 2000 on March 29, 2001. Each deferred stock unit is exchangeable for one share of Cadiz common stock at the end of the deferral period elected by the holder. The Company recorded a one-time charge of $2,953,000 in 2001 and no cash was expended in connection with the issuance of the deferred stock units.

NOTE 14 - CONTINGENCIES
-----------------------

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