Form 10-Q
period 2002-03-31
CADIZ INC
filed 2002-05-15
CIK 727273

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549

                            FORM 10-Q

  [X]  Quarterly report pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

          For the quarterly period ended March 31, 2002

                               or

 [  ]  Transition report pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

              For the transition period from..to...

                 Commission File Number 0-12114

                           CADIZ INC.

       (Exact name of registrant specified in its charter)

           DELAWARE                          77-0313235
 (State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)          Identification No.)

100 Wilshire Boulevard, Suite 1600
   Santa Monica, California                  90401-1111
(Address of principal executive offices)     (Zip Code)

 Registrant's telephone number, including area code:  (310) 899-4700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   /X/    No /  /

The number of shares outstanding of each of the Registrant's classes of common stock at May 10, 2002 was 36,237,982 shares of common stock, par value $0.01.

                            CADIZ INC.

	                        INDEX

For the Three Months Ended March 31, 2002                         Page
                                                                  ----

PART I - FINANCIAL INFORMATION

1.   CADIZ INC. CONSOLIDATED FINANCIAL STATEMENTS

     Statement of Operations for the three months ended
       March 31, 2002 and 2001. . . . . . . . . . . . . . . . . . . 1

     Balance Sheet as of March 31, 2002 and
       December 31, 2001. . . . . . . . . . . . . . . . . . . . . . 2

     Statement of Cash Flows for the three months ended
       March 31, 2002 and 2001. . . . . . . . . . . . . . . . . . . 3

     Statement of Stockholders' Equity for the three
       months ended March 31, 2002. . . . . . . . . . . . . . . . . 4

     Notes to the Consolidated Financial Statements. . . . . . . . .5

     SUN WORLD INTERNATIONAL, INC. CONSOLIDATED FINANCIAL STATEMENTS

     Statement of Operations for the three months
       ended March 31, 2002 and 2001. . . . . . . . . . . . . . . .14

     Balance Sheet as of March 31, 2002 and
       December 31, 2001. . . . . . . . . . . . . . . . . . . . . .15

     Statement of Cash Flows for the three months
       ended March 31, 2002 and 2001. . . . . . . . . . . . . . . .16

     Statement of Stockholder's Equity for the
       three months ended March 31, 2002. . . . . . . . . . . . . .17

     Notes to the Consolidated Financial Statements . . . . . . . .18


2.   Management's Discussion and Analysis of Financial Condition
     and Results of Operations. . . . . . . . . . . . . . . . . . .19

3.   Quantitative and Qualitative Disclosures
     about Market Risk. . . . . . . . . . . . . . . . . . . . . . .28

PART II  -  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . 28

                           Page i

                           CADIZ INC.

              CONSOLIDATED STATEMENT OF OPERATIONS

                                               For the Three Months
                                                  Ended March 31,
                                                  ---------------
(In thousands except per share data)              2002       2001
                                                  ----       ----

Revenues                                       $  7,750    $  7,371
Special litigation recovery                           -       7,929
                                               --------   ---------

Total revenues and special
 litigation recovery                              7,750      15,300
                                               --------   ---------

Costs and expenses:
 Cost of sales                                    6,253       7,941
 General and administrative                       3,238       3,249
 Non-recurring compensation expense                   -       5,537
 Depreciation and amortization                      726         834
                                               --------   ---------

 Total costs and expenses                        10,217      17,561
                                               --------   ---------

Operating loss                                   (2,467)     (2,261)

Interest expense, net                             4,783       4,688
                                               --------   ---------

Net loss before income taxes                     (7,250)     (6,949)

Income tax expense                                   23          30
                                               --------   ---------

Net loss                                         (7,273)     (6,979)

Less: Preferred stock dividends                     281         113

      Imputed dividend on preferred stock           246          73
                                               --------   ---------

Net loss applicable to common stock           $  (7,800)  $  (7,165)
                                              =========   =========

Basic and diluted net loss per common share   $   (0.22)  $   (0.20)
                                              =========   =========
Basic and diluted weighted
 average shares outstanding                      36,140      35,691
                                              =========   =========

See accompanying notes to the consolidated financial statements.

                           CADIZ INC.

                   CONSOLIDATED BALANCE SHEET

                                            (Unaudited)
                                              March 31,  December 31,
($ in thousands)                                2002        2001
                                                ----        ----
ASSETS
Current assets:
 Cash and cash equivalents                    $    404    $  1,458
 Accounts receivable, net                        4,203       6,327
 Inventories                                    20,838      13,027
 Prepaid expenses and other                        739         788
                                              --------    --------
      Total current assets                      26,184      21,600

Property, plant, equipment
 and water programs, net                       164,598     165,297

Other assets                                    12,137      11,378
                                              --------    --------

                                              $202,919    $198,275
                                              ========    ========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                             $  6,671    $ 11,758
 Accrued liabilities                             8,670       5,680
 Bank overdraft                                      -         410
 Revolving credit facility                       2,900           -
 Long-term debt, current portion                38,767       4,960
                                              --------    --------

      Total current liabilities                 57,008      22,808

Long-term debt                                 116,527     141,429
Deferred income taxes                            5,447       5,447
Other liabilities                                1,074         930

Contingencies

Series D redeemable convertible
 preferred stock - $0.01 par value:
 5,000 shares authorized;
 shares issued and outstanding -
 5,000 at March 31, 2002 and
 December 31, 2001                               4,317       4,243

Series E-1 and E-2 redeemable
 convertible preferred stock -
 $0.01 par value:  7,500 shares authorized;
 shares issued and outstanding - 7,500 at
 March 31, 2002 and December 31, 2001            5,888       5,715

Stockholders' equity:

 Common stock - $0.01 par value;
 70,000,000 shares authorized;
 shares issued and outstanding -
 36,230,241 at March 31, 2002 and
 36,070,834 at December 31, 2001                   362         361

Additional paid-in capital                     154,631     152,404

Accumulated deficit                           (142,335)   (135,062)
                                              --------    --------

 Total stockholders' equity                     12,658      17,703
                                              --------    --------

                                             $ 202,919   $ 198,275
                                             =========   =========

See accompanying notes to the consolidated financial statements.

                           CADIZ INC.

              CONSOLIDATED STATEMENT OF CASH FLOWS


                                               For the Three Months
                                                  Ended March 31,
                                                  --------------
($ in thousands)                                 2002        2001
                                                 ----        ----

Cash flows from operating activities:
 Net loss                                     $  (7,273)  $  (6,979)
 Adjustments to reconcile net
  loss from operations to cash used
  for operating activities:
   Depreciation and amortization                  1,773       1,529
   Gain on sale of assets                           (45)         (6)
   Land received in litigation recovery               -      (2,000)
   Shares of KADCO stock earned for services       (313)       (313)
   Compensation charge for deferred stock units     154         117
    Non-recurring compensation expense                -       5,537
    Changes in operating assets and liabilities:
     Decrease in accounts receivable              2,124       2,022
     Increase in inventories                     (6,359)     (5,783)
     Decrease (increase) in prepaid
       expenses and other                            48         (92)
     Decrease in accounts payable                (5,086)     (1,787)
     Increase in accrued liabilities              3,060       1,853
     (Decrease) increase in other liabilities        (8)         28
                                               --------    --------

    Net cash used for operating activities      (11,925)     (5,874)

Cash flows from investing activities:
 Additions to property, plant and equipment        (190)       (479)
 Additions to water programs                       (221)       (439)
 Additions to developing crops                   (1,002)       (805)
 Proceeds from disposal of property,
   plant and equipment                               45           7
 Increase in other assets                          (746)       (172)
                                               --------    --------

    Net cash used for investing activities       (2,114)     (1,888)
                                               --------    --------

Cash flows from financing activities:
 Net proceeds from issuance of stock                638         170
 Principal payments on long-term debt              (143)       (466)
 Net proceeds from short-term debt               12,900       3,625
 Decrease in bank overdraft                        (410)          -
                                               --------    --------

    Net cash provided by financing activities    12,985       3,329
                                               --------    --------

Net decrease in cash and cash equivalents        (1,054)     (4,433)

Cash and cash equivalents,
 beginning of period                              1,458       4,768
                                               --------    --------
Cash and cash equivalents,
 end of period                                $     404    $    335
                                              =========    ========

See accompanying notes to the consolidated financial statements.

                           CADIZ INC.

   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)


For the Three Months Ended March 31, 2002
($ in thousands)



                                         Additional                Total
                         Common Stock     Paid-in  Accumulated  Stockholders'
                      Shares     Amount   Capital     Deficit     Equity
                      ------     ------   -------   ----------   ------------
Balance as of
 December 31, 2001   36,070,834  $ 361   $ 152,404  $ (135,062)  $ 17,703

Exercise of
 stock options          118,500      1         637           -        638

Issuance and
 repricing of
 warrants to
 lender                       -      -       1,766           -      1,766

Preferred stock
 dividend                     -      -        (281)          -       (281)

Payment of
 preferred stock
 dividends with
 common stock            40,907      -         351           -        351

Imputed dividend
 from warrants and
 deferred beneficial
 conversion feature           -      -        (246)          -       (246)

Net loss                      -      -           -      (7,273)    (7,273)
                       --------  -----   ---------   ---------    -------
Balance as of
 March 31, 2002      36,230,241  $ 362   $ 154,631   $(142,335) $  12,658
                     ==========  =====   =========   ========== =========

       See accompanying notes to the consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION
------------------------------

     The Consolidated Financial Statements have been prepared by Cadiz Inc., sometimes referred to as "Cadiz" or "the Company", without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001. The foregoing Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary, Sun World International, Inc. and its subsidiaries collectively referred to as "Sun World", and contain all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation. Certain reclassifications have been made to the prior period to conform to the current period presentation. The results of operations for the three months ended March 31, 2002 are not indicative of the results to be expected for the full fiscal year as Sun World's harvest seasons and revenues are seasonal in nature.

     See Note 2 to the Consolidated Financial Statements included in the Company's latest Form 10-K for a discussion of the Company's accounting policies.


NOTE 2 - INVENTORIES
--------------------

     Inventories consist of the following (dollars in thousands):


                                           March 31,  December 31,
                                              2002       2001
                                              ----       ----

     Growing crops                         $ 17,608   $ 10,174
     Harvested product                           95        218
     Materials and supplies                   3,135      2,635
                                           --------    -------

                                           $ 20,838   $ 13,027
                                           ========   ========

NOTE 3 - LONG-TERM DEBT
-----------------------

CADIZ OBLIGATIONS

     As of March 31, 2002, Cadiz was obligated for approximately $10.1 million under a senior term loan facility and $25 million under a $25 million revolving credit facility with the same lender. In the first quarter of 2002, the Company completed a one-year extension of both facilities extending the maturity dates to January 31, 2003 and increasing the revolving credit facility to $25 million. $10 million of the Cadiz' revolving credit facility is convertible into 1,250,000 shares of stock any time prior to January 2003 at the election of the lender.

     In connection with obtaining the extension of the term loan and revolving credit facility and the increase in the revolving credit facility, the Company repriced certain warrants previously issued and issued certain additional warrants to purchase shares of the Company's common stock. The estimated fair value of the warrants issued and repriced was calculated using the Black Scholes option pricing model and was recorded as a debt discount and is being amortized over the remaining term of the loan.

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

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Condensed consolidating financial information as of and for the three months ended March 31, 2002 and 2001 and consolidating balance sheet information as of December 31, 2001 for the Company is as follows (in thousands):

Consolidating Statement
of Operations Information
Quarter Ended
March 31, 2002             Cadiz    Sun World Eliminations Consolidated
                         --------   --------- ------------ ------------
Revenues                 $    482    $ 7,743    $ (475)    $  7,750

Costs and expenses:
  Cost of sales                31      6,322      (100)       6,253
  General and
   administrative           1,406      2,207      (375)       3,238
  Depreciation and
   amortization               227        499         -          726
                          -------    -------    ------     --------
  Total costs
   and expenses             1,664      9,028      (475)      10,217
                          -------    -------    ------     --------

Operating loss             (1,182)    (1,285)        -       (2,467)
Interest expense, net         794      4,032       (43)       4,783
                          -------    -------    ------     --------

Net loss before
 income taxes              (1,976)    (5,317)       43       (7,250)

Income tax expense              2         21         -           23
                          -------    -------    ------     --------

Net loss                   (1,978)    (5,338)       43       (7,273)

Less:
  Preferred stock
  dividends                   281          -         -          281
  Imputed dividend on
  preferred stock             246          -         -          246
                          -------    -------    ------     --------

Net loss applicable
  to common stock        $ (2,505)  $ (5,338)  $    43     $ (7,800)
                         ========   ========   =======     ========

Consolidating Balance
Sheet Information
March 31, 2002                 Cadiz   Sun World Eliminations  Consolidated
                               -----   --------- ------------  ------------
ASSETS

Current assets:
  Cash and cash equivalents   $     -    $    404  $       -   $   404
  Accounts receivable, net          -       4,203          -     4,203
  Due from affiliate           20,432           -    (20,432)        -
  Inventories                       -      21,040       (202)   20,838
  Prepaid expenses and other      175         564          -       739
                              -------    --------   --------   -------

    Total current assets       20,607      26,211    (20,634)   26,184

Property, plant, equipment
  and water programs, net      41,324     123,274          -   164,598
Other assets                    4,814       7,323          -    12,137
                              -------    --------   --------   -------

                             $ 66,745   $ 156,808  $ (20,634) $202,919
                             ========   ========   =========  ========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable           $  1,432   $   5,239  $       -  $  6,671
  Accrued liabilities             864       7,806          -     8,670
  Due to affiliate                  -      20,432    (20,432)        -
  Revolving credit
   facility                         -       2,900          -     2,900
  Long-term debt,
    current portion            33,580       5,187          -    38,767
                              -------    --------   --------   -------

     Total current
      liabilities              35,876      41,564    (20,432)   57,008

Long-term debt                      -     116,527          -   116,527
Deferred income taxes               -       5,447          -     5,447
Other liabilities                 443         631          -     1,074
Losses in excess of
  investment in subsidiary      7,169           -     (7,169)        -
Series D redeemable
  preferred stock               4,317           -          -     4,317
Series E-1 and E-2
  redeemable
  preferred stock               5,888           -          -     5,888

Stockholders' equity:
Common stock                      362           -          -       362
Additional paid-in capital    154,631      38,316    (38,316)  154,631
Accumulated deficit          (141,941)    (45,677)    45,283  (142,335)
                              -------    --------   --------   -------

  Total stockholders'
    equity                     13,052      (7,361)     6,967    12,658
                              -------    --------   --------   -------

                            $  66,745   $ 156,808  $ (20,634) $202,919
                            =========   =========  =========  ========

Consolidating Statement of
Cash Flow Information
Quarter Ended
March 31, 2002                 Cadiz   Sun World Eliminations  Consolidated
                               -----   --------- ------------  ------------
Net cash used for
 operating activities       $    (853)  $ (11,072) $       -  $(11,925)
                              -------    --------   --------   -------
Cash flows from
 investing activities:
 Additions to property,
 plant and equipment              (28)       (162)         -      (190)
 Additions to
  water programs                 (221)          -          -      (221)
 Additions to
  developing crops                (36)       (966)         -    (1,002)
 Proceeds from
  disposal of property,
  plant and equipment               -          45          -        45
 Increase in other assets        (416)       (330)         -      (746)
                              -------    --------   --------   -------

Net cash used for
 investing activities            (701)     (1,413)         -    (2,114)
                              -------    --------   --------   -------
Cash flows from
 financing activities:
 Net proceeds from
  issuance of stock               638           -          -       638
 Principal payments
  on long-term debt                 -        (143)         -      (143)
 Borrowings from
  intercompany revolver, net   (9,074)      9,074          -         -
 Net proceeds from
  short-term borrowings        10,000       2,900          -    12,900
 Decrease in bank overdraft      (410)          -          -      (410)
                              -------    --------   --------   -------

Net cash provided by
 financing activities           1,154      11,831          -    12,985
                              -------    --------   --------   -------

Net decrease in cash
 and cash equivalents            (400)       (654)         -    (1,054)

Cash and cash equivalents,
 beginning of period              400       1,058          -     1,458
                              -------    --------   --------   -------

Cash and cash equivalents,
 end of period                $     -   $     404   $      -   $   404
                              =======   =========   ========   =======

                                         Page 9
Consolidating Balance
Sheet Information
December 31, 2001              Cadiz   Sun World Eliminations  Consolidated
                               -----   --------- ------------  ------------
ASSETS

Current assets:
  Cash and cash equivalents  $    400   $   1,058   $      -   $ 1,458
  Accounts receivable, net          1       6,326          -     6,327
  Due from affiliate           11,254           -    (11,254)        -
  Inventories                       -      13,229       (202)   13,027
  Prepaid expenses and other      210         578          -       788
                              -------    --------   --------   -------

    Total current assets       11,865      21,191    (11,456)   21,600

Property, plant, equipment
  and water programs, net      41,266     124,031          -   165,297
Other assets                    4,432       6,946          -    11,378
                              -------    --------   --------   -------

                             $ 57,563   $ 152,168  $ (11,456) $198,275
                             ========   =========  =========  ========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable           $  1,330   $  10,428  $       -  $ 11,758
  Accrued liabilities             791       4,889          -     5,680
  Due to affiliate                  -      11,254    (11,254)        -
  Bank overdraft                  410           -          -       410
  Long-term debt,
    current portion                 -       4,960          -     4,960
                              -------    --------   --------   -------

  Total current liabilities     2,531      31,531    (11,254)   22,808

Long-term debt                 24,732     116,697          -   141,429
Deferred income taxes               -       5,447          -     5,447
Other liabilities                 371         559          -       930
Losses in excess of
  investment in affiliate       2,066           -     (2,066)        -
Series D redeemable
  preferred stock               4,243           -          -     4,243
Series E-1 and E-2
  redeemable preferred
  stock                         5,715           -          -     5,715

Stockholders' equity:
Common stock                      361           -          -       361
Additional paid-in capital    152,404      38,273    (38,273)  152,404
Accumulated deficit          (134,860)    (40,339)    40,137  (135,062)
                              -------    --------   --------   -------

 Total stockholders' equity    17,905      (2,066)     1,864    17,703
                              -------    --------   --------   -------

                            $  57,563   $ 152,168  $ (11,456) $198,275
                            =========   =========  =========  ========

Consolidating Statement
of Operations Information
Quarter Ended
March 31, 2001                 Cadiz   Sun World Eliminations  Consolidated
                               -----   --------- ------------  ------------

Revenues                    $     478   $   7,368  $    (475) $  7,371
Special litigation
  recovery                      7,929           -          -     7,929
                              -------    --------   --------   -------

 Total revenues
   and special
   litigation recovery          8,407       7,368       (475)   15,300
                              -------    --------   --------   -------

Costs and expenses:
  Cost of sales                    30       8,051       (140)    7,941
  General and administrative    1,514       2,110       (375)    3,249
  Non-recurring
   compensation expense         2,584       2,953          -     5,537
  Depreciation and
    amortization                  288         546          -       834
                              -------    --------   --------   -------

  Total costs and expenses      4,416      13,660       (515)   17,561
                              -------    --------   --------   -------

Operating profit (loss)         3,991      (6,292)        40    (2,261)
Interest expense, net             812       3,914        (38)    4,688
                              -------    --------   --------   -------

Net income (loss)
  before income taxes           3,179     (10,206)        78    (6,949)

Income tax expense                  -          30          -        30
                              -------    --------   --------   -------

Net income (loss)               3,179     (10,236)       78     (6,979)

Less:
  Preferred stock dividends       113           -         -        113
  Imputed dividend
  on preferred stock               73           -         -         73
                              -------    --------   --------   -------

Net loss applicable
  to common stock           $   2,993   $ (10,236) $     78   $ (7,165)
                            =========   =========  ========   ========

Consolidating Statement of
Cash Flow Information
Quarter Ended
March 31, 2001                 Cadiz   Sun World Eliminations  Consolidated
                               -----   --------- ------------  ------------

Net cash provided by
 (used for) operating
  activities                $   4,411   $ (10,285) $      -   $ (5,874)
                              -------    --------   --------   -------

Cash flows from
 investing activities:
 Additions to property,
 plant and equipment              (16)       (463)        -       (479)
 Proceeds from
  disposal of property,
  plant and equipment               -           7          -         7
 Additions to water programs     (439)          -          -      (439)
 Additions to developing crops    (44)       (761)         -      (805)
 Increase in other assets         (43)       (129)         -      (172)
                              -------    --------   --------   -------

Net cash used for
 investing activities            (542)     (1,346)         -    (1,888)
                              -------    --------   --------   -------
Cash flows from
 financing activities:
 Net proceeds from
  issuance of stock               170           -          -       170
 Principal payments
  on long-term debt              (250)       (216)         -      (466)
 Borrowings from
  intercompany
  revolver, net                (6,888)      6,888          -         -
 Net proceeds from
  short-term borrowings             -       3,625          -     3,625
                              -------    --------   --------   -------

Net cash (used for)
 provided by
 financing activities          (6,968)     10,297          -     3,329
                              -------    --------   --------   -------

Net decrease in cash
 and cash equivalents          (3,099)     (1,334)         -    (4,433)

Cash and cash equivalents,
 beginning of period            3,099       1,669          -     4,768
                              -------    --------   --------   -------

Cash and cash equivalents,
 end of period                $     -    $    335   $      -   $   335
                              =======    ========   ========   =======

NOTE 4 - NON-RECURRING COMPENSATION EXPENSE
-------------------------------------------

     In March 2001, the Company issued 564,163 deferred stock units to certain senior managers of Cadiz and Sun World. These deferred stock units were issued in exchange for the cancellation of 1,055,000 fully vested options to purchase the Company's common stock held by the senior managers. Each deferred stock unit is exchangeable for one share of the Company's common stock at the end of the deferral period elected by the holder. The Company recorded a one-time charge of $5,537,000 and no cash was expended in connection with the issuance of the deferred stock units.

NOTE 5 - SPECIAL LITIGATION RECOVERY
------------------------------------

      In March 2001, the Company and Waste Management executed a settlement agreement to fully settle the claims asserted by the Company against Waste Management in all of the outstanding civil actions. Pursuant to the Settlement Agreement, Waste Management paid the Company $6 million in cash and granted to the Company approximately 7,000 acres of real property valued at approximately $2 million in eastern San Bernardino County primarily adjacent to the Cadiz Program property. Net proceeds from the settlement are included in the Company's statement of operations under the caption "Special Litigation Recovery".


NOTE 6 - NET LOSS PER COMMON SHARE
----------------------------------

     Basic Earnings Per Share (EPS) is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any by the weighted-average common shares outstanding. Options, deferred stock units, warrants, convertible debt, and preferred stock that are convertible into shares of the Company's common stock were not considered in the computation of diluted EPS because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 4.4 million shares and 2.3 million shares for the three months ended March 31, 2002 and 2001, respectively.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

  In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, ("SFAS No. 142") "Goodwill and Other Intangible Assets". Under SFAS No. 142 goodwill and intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests in accordance with the Statement. The adoption of SFAS No. 142, effective at the beginning of fiscal 2002, did not have a material impact upon the Company's financial position or results of operations.

SUN WORLD INTERNATIONAL, INC.
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)


CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                               Three Months Ended
                                                   March 31,
($ in thousands)                                2002       2001
                                                ----      ----



Revenues                                     $  7,743    $  7,368
                                             --------    --------
Costs and expenses:
 Cost of sales                                  6,322       8,051
 General and administrative                     2,207       2,112
 Non-recurring compensation expense                 -       2,953
 Depreciation and amortization                    499         546
                                             --------    --------

   Total costs and expenses                     9,028      13,662

Operating loss                                 (1,285)     (6,294)

Interest expense, net                           4,032       3,914
                                             --------    --------

Net loss before income taxes                   (5,317)    (10,208)

Income tax expense                                 21          28
                                             --------    --------

Net loss                                     $ (5,338)   $(10,236)
                                             ========    ========

See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED BALANCE SHEET



                                          (Unaudited)
                                            March 31,  December 31,
 ($ in thousands)                             2002        2001
                                              ----       ----
ASSETS

Current assets:
 Cash and cash equivalents                  $    404   $   1,058
 Accounts receivable, net                      4,203       6,326
 Inventories                                  21,040      13,229
 Prepaid expenses and other                      564         578
                                            --------    --------

    Total current assets                      26,211      21,191

Property, plant, equipment,
  and water programs, net                    123,274     124,031

Other assets                                   7,323       6,946
                                            --------    --------

 Total assets                              $ 156,808   $ 152,168
                                           =========   =========
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Accounts payable                          $   5,239   $  10,428
 Accrued liabilities                           7,806       4,889
 Due to parent                                20,432      11,254
 Revolving credit facility                     2,900           -
 Long-term debt, current portion               5,187       4,960
                                            --------    --------

     Total current liabilities                41,564      31,531

Long-term debt                               116,527     116,697

Deferred income taxes                          5,447       5,447

Other liabilities                                631         559

Contingencies

Stockholder's equity:
 Common stock, $0.01 par value,
  300,000 shares authorized;
  42,000 shares issued and outstanding             -           -

 Additional paid-in capital                   38,316      38,273
 Accumulated deficit                         (45,677)    (40,339)
                                            --------    --------

  Total stockholder's equity                  (7,361)     (2,066)
                                            --------    --------

 Total liabilities and
   stockholder's equity                    $ 156,808   $ 152,168
                                           =========   =========

See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                   Three Months Ended
                                                        March 31,
($ in thousands)                                    2002        2001
                                                    ----        ----


Cash flows from operating activities:
Net loss                                        $   (5,338) $  (10,236)
Adjustments to reconcile
net loss to net
cash used for operating activities:
  Depreciation and amortization                        942         919
  Gain on disposal of assets                           (45)         (6)
  Shares of KADCO stock earned for services           (313)       (313)
  Compensation charge for deferred stock units          80          66
  Non-recurring compensation expense                     -       2,953
  Changes in operating assets and liabilities:
   Decrease in accounts receivable                   2,123       2,020
   Increase in inventories                          (6,359)     (5,741)
   Decrease (increase) in prepaid
    expenses and other                                  14         (93)
   Decrease in accounts payable                     (5,189)     (1,877)
   Increase in accrued liabilities                   2,917       1,908
   Increase in due to parent                           104          88
   (Decrease) increase in other liabilities             (8)         27
                                                ----------  ----------

  Net cash used for operating activities           (11,072)    (10,285)
                                                ----------  ----------
Cash flows from investing activities:
Additions to property, plant,
equipment, and water programs                         (162)       (463)
Additions to developing crops                         (966)       (761)
Proceeds from disposal of property,
plant and equipment                                     45           7
Increase in other assets                              (330)       (129)
                                                ----------  ----------

  Net cash used for investing activities            (1,413)     (1,346)
                                                ----------  ----------

Cash flows from financing activities:
 Principal payments on long-term debt                 (143)      (216)
 Borrowings from intercompany revolver, net          9,074      6,888
 Proceeds from short-term borrowings                 2,900      3,625
                                                ----------  ----------

  Net cash provided by financing activities         11,831     10,297
                                                ----------  ----------

Net decrease in cash and cash equivalents             (654)    (1,334)

Cash and cash equivalents at
  beginning of period                                1,058      1,669
                                                ----------  ----------

Cash and cash equivalents at end of period      $      404  $     335
                                                ==========  =========

See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (UNAUDITED)


For the Three Months Ended March 31, 2002
($ in thousands)


                                         Additional                Total
                           Common Stock   Paid-in  Accumulated  Stockholder's
                           Shares Amount  Capital   Deficit      Equity
                           ------ ------  -------   ----------  -------------
Balance as of
 December 31, 2001         42,000 $   -  $ 38,273   $  (40,339)  $  (2,066)

Revaluation of
 derivative for warrants
 issued by parent               -     -        43            -          43

Net loss                        -     -         -       (5,338)     (5,338)
                          ------- -----  --------   ----------   ---------
Balance as of
 March 31, 2002            42,000 $   -  $ 38,316   $  (45,677)  $  (7,361)
                          ======= =====  ========   ==========   =========

See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
------------------------------

     The Consolidated Financial Statements have been prepared by Sun World International, Inc. and its subsidiaries, collectively referred to as "Sun World" without audit and should be read in conjunction with the Sun World Consolidated Financial Statements and notes thereto included in the Cadiz Inc. Form 10-K for the year ended December 31, 2001. The foregoing Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, which Sun World considers necessary for a fair presentation. The results of operations for the three months ended March 31, 2002 are not indicative of the results to be expected for the full fiscal year as Sun World's harvest seasons and revenues are seasonal in nature.

     See Note 2 to the Sun World Consolidated Financial
Statements included in the Cadiz Inc. latest Form 10-K for a discussion of Sun World's accounting policies.


NOTE 2 - INVENTORIES
--------------------

     Inventories consist of the following (dollars in thousands):


                                          March 31, December 31,
                                            2002        2001
                                            ----        ----

     Growing crops                       $  17,810   $  10,376
     Harvested product                          95         218
     Materials and supplies                  3,135       2,635
                                         ---------   ---------

                                         $  21,040   $  13,229
                                         =========   =========

NOTE 3 - NON-RECURRING COMPENSATION EXPENSE
------------------------------------------

     In March 2001, Cadiz issued 300,860 deferred stock units to certain senior managers of Sun World. These deferred stock units were issued in exchange for the cancellation of 565,000 fully vested options to purchase Cadiz common stock held by the senior managers. Each deferred stock unit is exchangeable for one share of Cadiz common stock at the end of the deferral period elected by the holder. Sun World recorded a one-time charge and a contribution to capital by Cadiz of $2,953,000 in connection with the issuance of the deferred stock units. No cash was expended in connection with the issuance of the deferred stock units.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

RESULTS OF OPERATIONS

     The financial statements set forth herein as of and for the three months ended March 31, 2002 and 2001 reflect the results of our operations and the operations of our wholly-owned subsidiaries including Sun World.

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

     Our net income or loss in future fiscal periods will be largely reflective of (a) the operations of our water development activities including the Cadiz Groundwater Storage and Dry-Year Supply Program and (b) the operations of Sun World including its international expansion. Sun World conducts its operations through four operating divisions: farming, packing, marketing and proprietary product development. Net income from farming operations varies from year to year primarily due to yield and pricing fluctuations which can be significantly influenced by weather conditions, and are, therefore, generally subject to greater annual variation than Sun World's other divisions. However, the geographic distribution of Sun World's farming operations within California and the diversity of its crop mix make it unlikely that adverse weather conditions would affect all of Sun World's properties or all of its crops in any single year. Nevertheless, net profit from Sun World's packing, marketing and proprietary product development operations tends to be more consistent from year to year than net profit from Sun World's farming operations. Packing and marketing revenues from third party growers currently represent less than 10% of our total revenues. Sun World has entered into agreements domestically and internationally to license selected proprietary fruit varieties and continues to pursue additional domestic and international licensing opportunities. License revenues currently represent less than 10% of our total revenues.

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the following discussion contains trend analysis and other forward-looking statements. Forward-looking statements can be identified by the use of words such as "intends", "anticipates", "believes", "estimates", "projects", "forecasts", "expects", "plans" and "proposes". Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. These include, among others, our ability to complete and implement proposed transactions with the Metropolitan Water District of Southern California and Kingdom Agricultural Development Company, price and yield fluctuations in our agricultural operations and seasonality. See additional discussion under the heading "Certain Trends and Uncertainties" in Item 7 of the Company's Form 10-K for the year ended December 31, 2001.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED
MARCH 31, 2001

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

     The table below sets forth, for the periods indicated, the results of operations for the Company's four main divisions (before elimination of any interdivisional charges) as well as the categories of costs and expenses incurred which are not included within the divisional results (in thousands):

                                             Three Months Ended
                                                  March 31,
                                               2002       2001
                                               ----       ----
     Divisional net income (loss):
          Farming                           $    856   $    (740)
          Packing                               (125)        (56)
          Marketing                             (309)       (316)
          Proprietary product development        558         148
                                            --------   ---------

                                                 980        (964)

          General and administrative           2,721       2,857
          Special litigation                       -      (7,929)
          Non-recurring compensation expense       -       5,537
          Depreciation and amortization          726         834
          Interest expense, net                4,783       4,688
          Income tax expense                      23          28
                                            --------   ---------

          Net loss                          $ (7,273)  $  (6,979)
                                            ========   =========

     FARMING OPERATIONS. Net income from farming operations totaled $0.9 million for the three months ended March 31, 2002, compared to a net loss of $0.7 million for the three months ended March 31, 2001. Farming revenues were $5.5 million and farming expenses were $4.6 million for the first quarter of 2002. For the first quarter of 2001, farming revenues were $5.8 million and farming expenses were $6.5 million. Farming revenues and expenses generated in the first quarters of 2002 and 2001 were primarily due to harvesting and selling navel oranges and lemons. During the quarter ended March 31, 2002, the increase in farming results compared to 2001 primarily resulted from a 28% increase in F.O.B. prices for navel oranges coupled with a 21% decrease in cost per unit due to higher yields per acre. The increase in yield per acre was partially due to the removal of approximately 200 lower producing acres of navels at the conclusion of the 2001 harvest.

     PACKING OPERATIONS. For the quarter ended March 31, 2002, Sun World's packing and handling facilities contributed revenues of $2.4 million offset by $2.5 million of expenses for a net loss of $0.1 million equal to the net loss of $0.1 million for the quarter ended March 31, 2001. For the first quarter of 2001, Sun World generated revenues of $2.6 million and expenses of $2.7 million. Packing operations generally reflect a loss in the first quarter of the year as less than 10% of the annual volume is packed or handled during the first quarter. This limited volume level does not provide adequate revenues to cover fixed infrastructure costs associated with operating the packing and handling facilities. Units packed during the quarter totaled 0.6 million in 2002 compared to 0.7 million in 2001.

     MARKETING OPERATIONS. Sun World's marketing operations include the selling, merchandising and promoting of Sun World grown products, as well as providing these services for third party growers. Marketing revenues of $0.5 million were offset by marketing expenses of $0.8 million resulting in a net loss of $0.3 million for both the first quarter of 2002 and the first quarter of 2001. Similar to the packing operations, marketing operations ordinarily reflect a loss during the first quarter of the year as less than 10% of the annual volume of units marketed are sold during the quarter. During the three months ended March 31, 2002, a total of approximately 0.6 million units was sold, consisting primarily of Sun World-grown lemons and navel oranges, and citrus from domestic third party growers in Coachella
compared to 0.8 million units in 2001.   The decrease in units
marketed was primarily due to reduced yields for Sun World-farmed lemons.

     PROPRIETARY PRODUCT DEVELOPMENT. Sun World has a long history of product innovation, and its research and development center maintains a fruit breeding program that has introduced dozens of proprietary fruit varieties. During the three months ended March 31, 2002, net income from proprietary product development totaled $0.6 million consisting of revenues of $1.1 million offset by expenses of $0.5 million. For the three months ended March 31, 2001, net income from proprietary product development was $0.1 million consisting of revenues of $0.5 million offset by expenses of $0.4 million. Revenues increased in 2002 compared to 2001 primarily due to increased international royalties from improved table grape yields for acreage under license and a delay in the South Africa harvest season, which effectively shifted a portion of South African revenues from the fourth quarter of 2001 to the first quarter of 2002.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses during the three months ended March 31, 2002 totaled $2.7 million compared to $2.9 million for the three months ended March 31, 2001. The decrease is due primarily to incentive bonuses for senior executives awarded in February 2001.

     SPECIAL LITIGATION. Cadiz was engaged in lawsuits against Waste Management seeking monetary damages arising from activities adverse to us in connection with a landfill, which until its defeat by the voters of San Bernardino County in 1996, was proposed to be located adjacent to our Cadiz/Fenner Valley properties. In March 2001, Cadiz executed a settlement agreement
with Waste Management related to these lawsuits.   Pursuant to
the settlement agreement, Waste Management paid Cadiz $6 million in cash and granted to Cadiz an exclusive option to receive, at no cost to Cadiz, up to approximately 7,000 acres of real property valued at approximately $2 million in eastern San Bernardino County primarily adjacent to the Cadiz Program property. In April 2001, Cadiz exercised the option and as a consequence acquired the subject property. The settlement resulted in net proceeds of $7.9 million for 2001.

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

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three months ended March 31, 2002 and 2001 totaled $0.7 million compared to $0.8 million. The $0.1 million decrease is due primarily to the timing of crop harvests coupled with lower depreciation costs due to the removal of certain underperforming crops during the fourth quarter of 2001.

     INTEREST EXPENSE, NET. Net interest expense totaled $4.8 million during the three months ended March 31, 2002, compared to $4.7 million during the same period in 2001. The following table summarizes the components of net interest expense for the two periods (in thousands):

Three Months Ended
                                                    March 31,
                                                    --------
                                                2002       2001
                                                ----       ----

  Interest on outstanding debt - Sun World    $  3,597  $  3,559
  Interest on outstanding debt - Cadiz             146       463
  Amortization of financing costs                1,048       696
  Interest income                                   (8)      (30)
                                              --------  --------

                                              $  4,783  $  4,688
                                              ========  ========

     The increase in interest on outstanding debt during the first quarter of 2002 is primarily due to (a) increased intercompany revolver borrowings at Sun World partially offset by lower interest rates on its variable rate debt, (b) amortization of warrants issued for the extension and increase in the Cadiz credit facilities, partially offset by (c) lower interest expenses at Cadiz due to an increased intercompany loan balance with Sun World coupled with lower rates on variable rate debt. Financing costs, which include legal fees and warrants, are amortized over the life of the debt agreement.

LIQUIDITY AND CAPITAL RESOURCES

CURRENT FINANCING ARRANGEMENTS

     CADIZ OBLIGATIONS. As we have not received significant revenues from our water resource activity to date, we have been required to obtain financing to bridge the gap between the time water resource development expenses are incurred and the time that revenue will commence. Historically, we have addressed these needs primarily through secured debt financing arrangements with our lenders, private equity placements and the exercise of outstanding stock options.

     As of March 31, 2002, we were obligated for approximately $10.1 million under a senior term loan facility and $25 million under a $25 million revolving credit facility with the same lender. In the first quarter of 2002, we completed an extension of both facilities to a maturity date of January 31, 2003 and increased our revolving credit facility to $25 million. $10 million of our revolving credit facility is convertible into 1,250,000 shares of our stock any time prior to January 2003 at the election of the lender. Currently, the lender holds a senior deed of trust on substantially all of our non-Sun World assets under the term loan facility and a second lien on our non-Sun World assets under our revolving credit facility. We have historically structured our financing arrangement with the lender with a view toward effective implementation of the Cadiz Program. While we currently anticipate repayment of these facilities with monies to be received under the Cadiz Program, we may, if we deem appropriate, replace or renegotiate the terms of these facilities to accommodate other developments such as delays in the timetable for regulatory approvals or litigation related to regulatory approvals of the Cadiz Program. We retain the right to maintain $25.5 million of senior debt secured by the Cadiz Program area lands pursuant to the definitive economic terms for the Cadiz Program agreed with Metropolitan, as described under "Outlook" below.

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

     As we continue to actively pursue our business strategy, additional financing specifically in connection with our water programs will be required. Responsibility for funding the design, construction and program implementation costs of the capital facilities for the Cadiz Program will, under currently developed principles and terms, be shared by Cadiz and Metropolitan as described below. We plan to use monies to be received from Metropolitan for its initial payment for 600,000 acre-feet of groundwater storage as well as other financing arrangements to fund Cadiz' share of the cost of the program capital facilities.

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

     In November 2001, Sun World renewed its revolving credit facility through the 2002 growing season with a maturity date of November 2002. Amounts eligible to be borrowed under the revolving credit facility are based upon a borrowing base of eligible accounts receivable and inventory balances. Maximum availability under the revolving credit facility varies throughout the year with a maximum of $30 million available during the peak borrowing periods of April to July. The revolving credit facility is secured by accounts receivable, inventory, and the proceeds thereof, requires Sun World to meet certain financial covenants, and is guaranteed by Cadiz. Amounts borrowed under the facility will accrue interest at either prime plus 1.0% or LIBOR plus 2.50% at our election. As of March 31, 2002, $2.9 million was outstanding under the revolving credit agreement. Additionally, Sun World has an intercompany revolving credit agreement with Cadiz for seasonal working capital needs, as needed. $18.3 million was outstanding under the intercompany revolver as of March 31, 2002.

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

     CASH USED FOR OPERATING ACTIVITIES. Cash used for operating activities totaled $11.9 million for the three months ended March 31, 2002, as compared to $5.9 million for the three months ended March 31, 2001. The increase in cash used for operating activities is primarily due to (a) the $6 million received in connection with the Rail-Cycle litigation during the first quarter of 2001, and (b) a larger reduction in accounts payable as the accounts payable balance at December 31, 2001 was higher than at December 31, 2000, partially offset by (c) lower inventory balances due to the removal of approximately 700 acres of underperforming crops during the fourth quarter of 2001.

     CASH USED FOR INVESTING ACTIVITIES. Cash used for investing activities totaled $2.1 million for the three months ended March 31, 2002, as compared to $1.9 million for the same period in 2001. The increase was primarily due to increased capital expenditures for developing crops and increased capitalized costs for Sun World's patents and trademarks, partially offset by decreased expenditures for property, plant and equipment and water programs.

     CASH PROVIDED BY FINANCING ACTIVITIES. Cash provided by financing activities totaled $13.0 million for the three months ended March 31, 2002, consisting primarily of $2.9 million of borrowings under Sun World's revolving credit facility and $10 million of additional borrowings under the Cadiz' revolving credit facility, compared to $3.6 million in 2001. Principal payments on long-term debt totaled $0.1 million for the three months ended March 31, 2002 compared to $0.5 million for the three months ended March 31, 2001. Net proceeds from the exercise of stock options totaled $0.6 million during the three months ended March 31, 2002 compared to $0.2 million for the three months ended March 31, 2001.

OUTLOOK

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

     * We have estimated the costs of the Cadiz Program facilities, including spreading basins, extraction wells, conveyance pipeline and a pumping plant, to be approximately $150 million. The parties will equally share these costs. Each party will be responsible for financing its portion of the capital costs.

     * Metropolitan will be responsible for operational costs of the Cadiz Program. However, we will assume pro rata operational costs associated with the sale of indigenous groundwater to third parties.

     * Cadiz and Metropolitan shall share equally the capital costs required for mitigation at the outset of the Cadiz Program. Cadiz shall assume the ongoing annual costs of operating the Groundwater Monitoring and Management Plan and of maintaining the right to withdraw water from the basin underlying the Cadiz Program area.

     Metropolitan and the U.S. Bureau of Land Management, in cooperation with the U.S. Geological Survey and the National Park Service, issued the Final Environmental Impact Report/Environmental Impact Statement for the Cadiz Program in October 2001. In addition, the U.S. Fish and Wildlife Service issued a biological opinion in March 2002 which concluded that the Cadiz Program fully complies with the Endangered Species Act and will not adversely impact the desert tortoise. The next step in the environmental review process is completion of final actions by the U.S. Bureau of Land Management through the issuance of Records of Decision, which will be shortly followed by final actions by Metropolitan. We anticipate final actions related to the environmental review process to be completed by the end of the summer of 2002 after which construction of the Cadiz Program facilities may commence.

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

     We intend to use the cash resources of the combined business both to recapitalize Sun World and to provide for future business expansion. The agreement in principle contemplates that, in the future, KADCO shareholders will have an opportunity to make an additional equity investment in the combined business. Should KADCO shareholders make this additional investment, we may choose to maintain a majority percentage ownership in the combined business through a proportionate matching investment. We believe that additional investment will help position the combined business for its planned future transformation into a publicly-
traded company.   The proposed combination is subject to the
negotiation of definitive agreements and a number of important conditions. These conditions include obtaining consents of governmental authorities and third parties with whom we have contracts, including lenders, completing a "due diligence" review of the other's operations, and KADCO obtaining additional equity financing in order to complete the transaction.

     Historically, Sun World has serviced its indebtedness and met its seasonal working capital needs using available internal cash, its revolving credit facility and an intercompany revolver with Cadiz. Cadiz has met its ordinary working capital needs through a combination of available internal cash, quarterly management fee payments from Sun World, payments from Sun World under an agricultural lease where Sun World operates Cadiz' 1,600 acres of developed agricultural property at Cadiz, California, Cadiz' revolving credit facility, the exercise of outstanding stock options, and equity placements. Except for the foregoing, additional intercompany cash payments between Sun World and Cadiz are subject to certain restrictions under their current lending arrangements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information about market risks for the three months ended
March 31, 2002 does not differ materially from that discussed under Item 7A of the Cadiz' Annual Report on Form 10-K for the year ended December 31, 2001.


                    PART II  -  OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

          See "Item 3. Legal Proceedings" included in Cadiz' Annual Report on Form 10-K for a complete discussion.


ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

            During the quarter ended March 31, 2002, we amended the terms of our revolving credit and senior term facilities in order to extend the maturity dates of both facilities to January 31, 2003 and to increase the revolving credit facility from $15 million to $25 million. At its option, the lender at any time may convert up to $10 million outstanding under the revolving credit facility to our common stock at a rate equal to $8.00 per share, subject to standard anti-dilution adjustments. In connection with the amendment of the loan facilities, we amended 825,000 previously issued warrants to reduce the exercise price per share of such warrants to $1.75 and issued 250,000 new three-year warrants, all of which are currently exercisable.

            125,000 of the 250,000 new warrants are exercisable at an initial exercise price of $8.80 per share and the remaining 125,000 warrants are exercisable at an initial exercise price of $8.73 per share. The exercise prices of the new and amended warrants are subject to standard anti-dilution adjustments. Also, the exercise prices of all the warrants will be reduced if we do not pay off all or part of our outstanding term and revolving loans by certain target dates. Specifically, if all loans are not repaid by July 31, 2002, then the exercise price of the warrants will be reduced by $0.25 if certain regulatory approvals for the Cadiz Program are obtained by June 30, 2002, or by $0.75 if the approvals are not so obtained. Further, if all loans are not repaid by

      October 31, 2002, then the exercise prices of the warrants will be reduced by $0.25 if the approvals are obtained by June 30, 2002, or by $0.75 if the approvals are not so obtained. And finally, if the loans are not repaid in full by January 31, 2003, the exercise prices of the warrants will be reduced to $0.01.

            We believe that the issuance of the new warrants is exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act as the transactions did not involve public offerings, the number of investors was limited, the investors were provided with information about us, and we placed restrictions on resale of the securities. In May 2002, we supplemented the currently existing resale registration statement on Form S-3 for the amended warrants and filed a separate resale registration statement on Form S-3 for the new warrants.


ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4. - SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

      The annual meeting of the stockholders of Cadiz was held on May 6, 2002. The stockholders took the following action at the meeting:

      1. Elected Messrs. Keith Brackpool, Anthony Coelho, Murray
      H. Hutchison, Dwight W. Makins and Timothy J. Shaheen to Cadiz' Board of Directors. Messrs. Brackpool, Makins and Shaheen were elected by the vote of 28,688,214 in favor and 8,866 withheld and no broker non-votes. Mr. Coelho was elected by the vote of 28,684,214 in favor and 11,066 withheld and no broker non-votes. Mr. Hutchison was elected by the vote of 28,686,214 in favor and 10,866 withheld and no broker non-votes.

      2. Ratified the selection by our Board of Directors of PricewaterhouseCoopers LLP to continue as our independent certified public accountants for fiscal 2002 by a vote of 28,624,414 in favor and 68,126 against, with 4,540 abstaining and no broker non-votes.


ITEM 5. - OTHER INFORMATION

       Not applicable.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

       A. EXHIBITS

       See "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" included on Form 10-K for the year ended December 31, 2001.

       B. REPORTS ON FORM 8-K

          * Report on Form 8-K dated January 18, 2002, describing the proposed combination of Sun World
            International, Inc. and Kingdom Agricultural
            Development Company.

          * Report on Form 8-K dated March 13, 2002, describing the extension and increase of Cadiz Inc.'s revolving credit agreement and term loan (extension only) with ING Baring (U.S.) Capital LLC.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CADIZ INC.


By:  /s/  Keith Brackpool                            May 15, 2002
     ------------------------------------------      ------------
     Keith Brackpool, Chairman of the Board and      Date
     Chief Executive Officer


By:  /s/  Stanley E. Speer                           May 15, 2002
     ---------------------------------------         ------------
     Stanley E. Speer                                Date
     Chief Financial Officer