Form 10-Q
period 2002-06-30
CADIZ INC
filed 2002-08-14
CIK 727273

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549

                            FORM 10-Q

  [X]  Quarterly report pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

          For the quarterly period ended June 30, 2002

                               or

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

                           Yes X   No
                              ---     ----

The number of shares outstanding of each of the Registrant's classes of Common Stock at August 9, 2002 was 36,388,394 shares of Common Stock, par value $0.01.

                           CADIZ INC.

                            INDEX

For the Six Months Ended June 30, 2002                       Page


PART I - FINANCIAL INFORMATION

1.   Cadiz Inc. Consolidated Financial Statements

     Statement of Operations for the three months
       ended June 30, 2002 and 2001. . . . . . . . . . . . . . 1

     Statement of Operations for the six months
       ended June 30, 2002 and 2001. . . . . . . . . . . . . . 2

     Balance Sheet as of June 30, 2002 and
       December 31, 2001. . . . . . . . . . . . . . . . . . . .3

     Statement of Cash Flows for the six months
       ended June 30, 2002 and 2001. . . . . . . . . . . . . . 4

     Statement of Stockholders' Equity for the
       six months ended June 30, 2002. . . . . . . . . . . . . 5

     Notes to the Consolidated Financial Statements. . . . . . 6

     Sun World International, Inc. Consolidated Financial Statements

     Statement of Operations for the three months
       ended June 30, 2002 and 2001. . . . . . . . . . . . . .16

     Statement of Operations for the six months
       ended June 30, 2002 and 2001. . . . . . . . . . . . . .17

     Balance Sheet as of June 30, 2002 and
       December 31, 2001. . . . . . . . . . . . . . . . . . . 18

     Statement of Cash Flows for the six months
       ended June 30, 2002 and 2001. . . . . . . . . . . . . .19

     Statement of Stockholder's Equity for the
       six months ended June 30, 2002. . . . . . . . . . . . .20

     Notes to the Consolidated Financial Statements. . . . . .21

2.   Management's Discussion and Analysis of
	Financial Condition and Results of Operations. . . . . .22

3.   Quantitative and Qualitative
	Disclosures about Market Risk. . . . . . . . . . . . . .33


PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . .33

                             Page i

                           CADIZ INC.

              CONSOLIDATED STATEMENT OF OPERATIONS
                           (Unaudited)

                                           For the Three Months
                                              Ended June 30,
($ in thousands except per share data)        2002      2001
                                              ----      ----


Revenues                                    $ 23,063  $ 20,371
                                            --------  --------
Costs and expenses:
 Cost of sales                                16,848    15,444
 General and administrative                    4,232     3,264
 Depreciation and amortization                 1,729     1,730
                                            --------  --------

Total costs and expenses                      22,809    20,438
                                            --------  --------

Operating profit (loss)                          254      (67)

Interest expense, net                          5,685     4,777
                                            --------  --------

Net loss before income taxes                  (5,431)   (4,844)

Income tax expense                                 3         1
                                            --------  --------

Net loss                                      (5,434)   (4,845)

Less:  Preferred stock dividends                 282       112

      Imputed dividend on preferred stock        246        73
                                            --------  --------

Net loss applicable to common stock         $ (5,962) $ (5,030)
                                            ========  ========

Basic and diluted net loss
 per common share                           $  (0.16) $  (0.14)
                                            ========  ========


Basic and diluted weighted
 average shares outstanding                   36,242    35,785
                                            ========  ========

      See accompanying notes to the consolidated financial statements.

                           CADIZ INC.

              CONSOLIDATED STATEMENT OF OPERATIONS
                           (Unaudited)

                                              For the Six Months
                                                Ended June 30,
($ in thousands except per share data)          2002      2001
                                                ----      ----


Revenues                                    $ 30,813  $ 27,742
Special litigation recovery                        -     7,929
                                            --------  --------

 Total revenues and special
  litigation recovery                         30,813    35,671
                                            --------  --------

Costs and expenses:
 Cost of sales                                23,101    23,385
 General and administrative                    7,470     6,513
 Non-recurring compensation expense                -     5,537
 Depreciation and amortization                 2,455     2,564
                                            --------  --------

 Total costs and expenses                     33,026    37,999
                                            --------  --------

Operating loss                                (2,213)   (2,328)

Interest expense, net                         10,468     9,465
                                            --------  --------

Net loss before income taxes                 (12,681)  (11,793)

Income tax expense                                26        31
                                            --------  --------

Net loss                                     (12,707)  (11,824)

Less: Preferred stock dividends                  563       225
      Imputed dividend on preferred stock        492       146
                                            --------  --------

Net loss applicable to
 common stock                               $(13,762) $(12,195)
                                            ========  ========

Basic and diluted net loss
 per common share                           $  (0.38) $  (0.34)
                                            ========  ========
Basic and diluted weighted
  average shares outstanding                  36,191    35,740
                                            ========  ========

  See accompanying notes to the consolidated financial statements.

                           CADIZ INC.

                   CONSOLIDATED BALANCE SHEET

                                           (Unaudited)
                                             June 30,  December 31,
($ in thousands)                              2002        2001
                                              ----        ----

ASSETS
Current assets:
 Cash and cash equivalents                  $  1,371  $  1,458
 Accounts receivable, net                     25,162     6,327
 Inventories                                  32,173    13,027
 Prepaid expenses and other                      663       788
                                            --------  --------

      Total current assets                    59,369    21,600

Property, plant, equipment
 and water programs, net                     163,825   165,297
Other assets                                  11,809    11,378
                                            --------  --------

                                            $235,003  $198,275
                                            ========  ========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                           $ 24,128  $ 11,758
 Accrued liabilities                           6,733     5,680
 Bank overdraft                                    -       410
 Revolving credit facility                    23,400         -
 Long-term debt, current portion              38,080     4,960
                                            --------  --------

      Total current liabilities               92,341    22,808

Long-term debt                               116,429   141,429
Deferred income taxes                          5,447     5,447
Other liabilities                              1,483       930

Commitments and contingencies

Series D redeemable convertible
 preferred stock - $.01 par value:
 5,000 shares authorized,
 shares issued and outstanding -
 5,000 at June 30, 2002 and
 December 31, 2001                             4,390     4,243

Series E-1 and Series E-2 redeemable
  convertible preferred stock -
 $.01 par value: 7,500 total shares
 authorized; shares issued and
 outstanding -7,500 at June 30, 2002
 and December 31, 2001                         6,061     5,715

Stockholders' equity:
 Common stock - $.01 par value;
 70,000,000 shares authorized;
 shares issued and
  outstanding - 36,262,982 at
 June 30, 2002 and 36,070,834
  at December 31, 2001                           363       361
Additional paid-in capital                   156,258   152,404
Accumulated deficit                         (147,769) (135,062)
                                            --------  --------

 Total stockholders' equity                    8,852    17,703
                                            --------  --------

                                            $235,003  $198,275
                                            ========  ========

  See accompanying notes to the consolidated financial statements.

                           CADIZ INC.

              CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited)


                                            For the Six Months
                                               Ended June 30,
                                              2002      2001
                                              ----      ----

($ in thousands)

Cash flows from operating activities:
 Net loss                                 $ (12,707) $ (11,824)
 Adjustments to reconcile net
    loss to net cash used for
  operating activities:
    Depreciation and amortization             5,216      3,901
    Gain on disposal of assets                  (41)      (367)
    Land received in litigation recovery          -     (2,000)
    Shares of KADCO stock
     earned for services                       (625)      (625)
    Compensation charge for
     deferred stock units                       308        273
    Non-recurring compensation expense            -      5,537
    Changes in operating
	assets and liabilities:
     Increase in accounts receivable        (18,835)   (14,172)
     Increase in inventories                (17,158)   (16,572)
     Decrease in prepaid
      expenses and other                        125         57
     Increase in accounts payable            12,370     12,890
     Increase (decrease) in
      accrued liabilities                       842       (789)
     Increase (decrease) in
      other liabilities                         244        (17)
                                           --------   --------

    Net cash used for
     operating activities                   (30,261)   (23,708)
                                           --------   --------

Cash flows from investing activities:
 Additions to property,
  plant and equipment                          (337)    (1,183)
 Additions to water programs                   (593)      (774)
 Additions to developing crops               (1,906)    (1,702)
 Proceeds from disposal of property,
   plant and equipment                           45        388
(Increase) decrease in other assets            (430)       687
                                           --------   --------

    Net cash used for
     investing activities                    (3,221)    (2,584)
                                           --------   --------

Cash flows from financing activities:
 Net proceeds from issuance of stock            763       659
 Principal payments on long-term debt          (358)   (1,053)
 Net proceeds from short-term debt           33,400    22,675
 Decrease in bank overdraft                    (410)        -
                                           --------  --------
    Net cash provided by
     financing activities                    33,395    22,281
                                           --------  --------

Net decrease in cash and
 cash equivalents                               (87)   (4,011)

Cash and cash equivalents,
  beginning of period                         1,458     4,768
                                           --------  --------

Cash and cash equivalents,
  end of period                            $  1,371   $   757
                                           ========   =======

See accompanying notes to the consolidated financial statements.

                           CADIZ INC.

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (Unaudited)


For the Six Months Ended June 30, 2002
($ in thousands)



                                   Additional                 Total
                     Common  Stock   Paid-in   Accumulated Stockholders'
                     Shares  Amount  Capital     Deficit    Equity
                     ------- ------  -------    -------    ------

Balance as of
 December 31, 2001   36,070,834 $ 361  $ 152,404  $(135,062) $ 17,703

Exercise of
 stock options          151,241     2        761          -       763

Issuance and
 Repricing of
 warrants to lender          -      -      3,797          -     3,797

Preferred
 stock dividend              -      -       (563)         -      (563)

Payment of
 preferred
 stock dividends
 with common stock      40,907      -        351          -       351

Imputed dividend
 from warrants and
 deferred beneficial
 conversion feature          -      -       (492)         -      (492)

Net loss                     -      -          -    (12,707)  (12,707)
                     --------- ------   --------   --------  --------
Balance as
 of June 30, 2002    36,262,982 $ 363  $ 156,258  $(147,769) $  8,852
                     ========== =====  =========  =========  ========

See accompanying notes to the consolidated financial statements.

                           CADIZ INC.

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
------------------------------

     The Consolidated Financial Statements have been prepared by Cadiz Inc., sometimes referred to as "Cadiz" or "the Company", without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001.
The foregoing Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary, Sun World International, Inc. and its subsidiaries collectively referred to as "Sun World", and contain all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation. Certain reclassifications have been made to the prior period to conform to the current period presentation. The results of operations for the three and six month periods ended June 30, 2002 are not indicative of the results to be expected for the full fiscal year as Sun World's harvest seasons and revenues are seasonal in nature.

     See Note 2 to the Consolidated Financial Statements included in the Company's Form 10-K for a discussion of the Company's accounting policies.

NOTE 2 - INVENTORIES
-------------------

Inventories consist of the following (dollars in thousands):


                                        June 30,  December 31,
                                            2002     2001
                                            ----     ----

     Growing crops                       $  26,080  $ 10,174
     Harvested product                       1,052       218
     Materials and supplies                  5,041     2,635
                                         ---------   -------

                                         $  32,173  $ 13,027
                                         =========  ========

NOTE 3 - DEBT
-------------

     SUN WORLD OBLIGATIONS

     In April 1997, Sun World issued $115 million of Series A First Mortgage Notes through a private placement. The notes have subsequently been exchanged for Series B First Mortgage Notes, which are registered under the Securities Act of 1933 and are publicly traded. The First Mortgage Notes are secured by a first lien (subject to certain permitted liens) on substantially all of the assets of Sun World and its subsidiaries other than growing crops, crop inventories and accounts receivable and proceeds thereof, which secure the Revolving Credit Facility. The First Mortgage Notes mature April 15, 2004, but are redeemable at the option of Sun World, in whole or in part, and have been so since April 15, 2001. The First Mortgage Notes include covenants which restrict the Company's ability to receive distributions from Sun World.

     The First Mortgage Notes are also secured by the guarantees of Coachella Growers, Inc., Sun Desert, Inc., Sun World/Rayo, and Sun World International de Mexico S.A. de C.V., collectively, the "Sun World Subsidiary Guarantors", and by the Company. The Company also pledged all of the stock of Sun World as collateral for its guarantee. Sun World and the Sun World Subsidiary Guarantors are all direct and indirect wholly owned subsidiaries of the Company. The guarantees by the Sun World Subsidiary Guarantors are full, unconditional, and joint and several. Sun World and the Sun World Subsidiary Guarantors comprise all of the direct and indirect subsidiaries of the Company other than inconsequential subsidiaries. Additionally, management believes that the direct and indirect non-guarantor subsidiaries of Cadiz are inconsequential, both individually and in the aggregate, to the financial statements of the Company for all periods presented.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Condensed consolidating financial information as of and for the three months and six months ended June 30, 2002 and 2001 and consolidating balance sheet information as of December 31, 2001 for the Company is as follows (in thousands):

Consolidating
Statement
of Operations
Information
Three Months                           Sun
Ended June 30, 2002         Cadiz     World Eliminations Consolidated
                            -----     ----- ------------ ------------

Revenues                   $  400    $ 23,063  $ (400)   $ 23,063
                           ------    --------  ------    --------


Costs and expenses:
  Cost of sales                25      16,925    (102)     16,848
  General and
   administrative           2,472       2,135    (375)      4,232
  Depreciation and
   amortization               244       1,485       -       1,729
                           ------    --------  ------    --------

  Total costs
   and expenses             2,741      20,545    (477)     22,809
                           ------    --------  ------    --------

Operating profit (loss)    (2,341)      2,518      77         254

Interest expense, net       1,596       4,062      27       5,685
                           ------    --------  ------    --------

Net loss before
 income taxes              (3,937)     (1,544)     50      (5,431)

Income tax expense              -           3       -           3
                           ------    --------  ------    --------

Net loss                   (3,937)     (1,547)     50      (5,434)

Less:
   Preferred
     stock dividends          282           -       -         282

   Imputed dividend
     on preferred stock       246           -       -         246
                           ------    --------  ------    --------

Net loss applicable
  to common stock        $ (4,465)  $  (1,547) $   50    $ (5,962)
                          =======   =========   =====   =========

Consolidating Statement
of Operations Information
Six Months Ended                      Sun
June 30, 2002               Cadiz    World  Eliminations Consolidated
                            -----    ------ ------------ ------------

Revenues                   $  882    $ 30,806  $ (875)   $ 30,813
                           ------    --------  ------    --------


Costs and expenses:
  Cost of sales                57      23,246    (202)     23,101
  General and
   administrative           3,877       4,343    (750)      7,470
  Depreciation and
   amortization               471       1,984       -       2,455
                           ------    --------  ------    --------

  Total costs and expenses  4,405      29,573    (952)     33,026
                           ------    --------  ------    --------

Operating profit (loss)    (3,523)      1,233      77      (2,213)

Interest expense, net       2,390       8,094     (16)     10,468
                           ------    --------  ------    --------

Net loss before
  income taxes             (5,913)     (6,861)     93     (12,681)

Income tax expense              2          24       -          26
                           ------    --------  ------    --------

Net loss                   (5,915)     (6,885)     93     (12,707)

Less:
  Preferred
    stock dividends           563           -       -         563

  Imputed dividend on
   preferred stock            492           -       -         492
                           ------    --------  ------    --------


Net loss applicable
 to common stock          $(6,970)  $  (6,885)  $  93   $ (13,762)
                          =======   =========   =====   =========

Consolidating Balance
Sheet Information                      Sun
June 30, 2002               Cadiz    World  Eliminations Consolidated
                            -----    ------ ------------ ------------
ASSETS

Current assets:
  Cash and
   cash equivalents      $    500   $     871   $     -    $ 1,371
  Accounts
   receivable, net              1      25,161         -     25,162
  Due from affiliate       17,768           -   (17,768)         -
  Inventories                   -      32,298      (125)    32,173
  Prepaid expenses
   and other                  146         517         -        663
                           ------    --------   -------   --------

    Total current assets   18,415      58,847   (17,893)    59,369

Property, plant,
   equipment and
   water programs, net     41,549     122,276         -    163,825
Other assets                4,044       7,765         -     11,809
                           ------    --------   -------   --------


                          $64,008   $ 188,888 $ (17,893)  $235,003
                          =======   ========= =========   ========


LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable        $ 1,216   $  22,912  $     -    $24,128
  Accrued liabilities       1,101       5,632        -      6,733
  Due to affiliate              -      17,768  (17,768)         -
  Revolving credit
   facility                     -      23,400        -     23,400
  Long-term debt,
   current portion         32,809       5,271        -     38,080
                           ------    --------  -------    --------

   Total current
     liabilities           35,126      74,983  (17,768)     92,341

Long-term debt                  -     116,429        -     116,429
Deferred income taxes           -       5,447        -       5,447
Other liabilities             519         964        -       1,483
Losses in excess of
 investment in affiliate    8,716           -   (8,716)          -
Series D redeemable
 preferred stock            4,390           -        -       4,390
Series E-1 and E-2
 redeemable preferred
 stock                      6,061           -        -       6,061

Stockholders' equity:
  Common stock                363           -        -         363
  Additional
   paid-in capital        156,258      38,289  (38,289)    156,258
  Accumulated deficit    (147,425)    (47,224)  46,880    (147,769)
                          -------    --------  -------    --------

  Total stockholders'
   equity                   9,196      (8,935)   8,591       8,852
                           ------    --------  -------    --------

                          $64,008   $ 188,888 $(17,893)  $ 235,003
                          =======   ========= ========   =========

Consolidating
Statement of
Cash Flow Information
Six Months Ended                      Sun
June 30, 2002               Cadiz    World  Eliminations Consolidated
                            -----  -------- ------------ ------------

Net cash used for
 operating activities      $ (12,943) $ (17,318) $    -   $ (30,261)
                           ---------  ---------  ------   ---------

Cash flows from
 investing activities:
  Additions to property,
  plant and equipment            (93)      (244)      -        (337)
 Additions to
   water programs               (593)         -       -        (593)
 Additions to
  developing crops               (66)    (1,840)      -      (1,906)
 Proceeds from
     disposal of property,
  plant and equipment              -         45       -          45
 Decrease (increase)
  in other assets                300       (730)      -        (430)
                           ---------  ---------  ------   ---------

Net cash used for
 investing activities           (452)    (2,769)      -      (3,221)
                           ---------  ---------  ------   ---------

Cash flows from
 financing activities:
 Net proceeds from
   issuance of stock             763          -       -         763
  Principal payments
   on long-term debt               -       (358)      -        (358)
  Borrowings from
   intercompany
   revolver, net               3,142     (3,142)      -           -
  Net proceeds from
   short-term debt            10,000     23,400       -      33,400
  Decrease in
   bank overdrafts              (410)         -       -        (410)
                           ---------  ---------  ------   ---------

Net cash provided
 by financing activities      13,495     19,900       -      33,395
                           ---------  ---------  ------   ---------

Net increase (decrease)
 in cash and cash
 equivalents                     100       (187)      -         (87)

Cash and cash equivalents,
 beginning of period             400      1,058       -       1,458
                           ---------  ---------  ------   ---------

Cash and cash equivalents,
 end of period             $     500  $     871  $    -   $   1,371
                           =========  =========  ======== =========

Consolidating
Balance Sheet Information
December 31, 2001        Cadiz    Sun World  Eliminations Consolidated
                         -----    ---------  ------------ ------------
ASSETS

Current assets:
  Cash and cash
   equivalents             $     400  $   1,058  $      -   $  1,458
  Accounts receivable, net         1      6,326         -      6,327
  Due from affiliate          11,254          -   (11,254)         -
  Inventories                      -     13,229      (202)    13,027
  Prepaid
   expenses and other            210        578         -        788
                           ---------  ---------  --------   --------

    Total current assets      11,865     21,191   (11,456)    21,600

Property, plant,
   equipment and
   water programs, net        41,266    124,031         -    165,297
Other assets                   4,432      6,946         -     11,378
                           ---------  ---------  --------   --------

                           $  57,563  $ 152,168  $(11,456) $ 198,275
                           =========  =========  ========   ========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable         $   1,330  $  10,428  $      -  $  11,758
  Accrued liabilities            791      4,889         -      5,680
  Due to affiliate                 -     11,254   (11,254)        -
  Bank overdraft                 410          -         -        410
  Long-term debt,
   current portion                 -      4,960         -      4,960
                           ---------  ---------  --------   --------
     Total current
      liabilities              2,531     31,531   (11,254)    22,808

Long-term debt                24,732    116,697         -    141,429
Deferred income taxes              -      5,447         -      5,447
Other liabilities                371        559         -        930
Losses in excess of
  investment in affiliate      2,066          -    (2,066)         -
Series D redeemable
  preferred stock              4,243          -         -      4,243
Series E-1 and E-2
  redeemable
  preferred stock              5,715           -        -      5,715

Stockholders' equity:
  Common stock                   361           -        -        361
  Additional
   paid-in capital           152,404      38,273  (38,273)   152,404
  Accumulated deficit       (134,860)    (40,339)  40,137   (135,062)
                           ---------   --------- --------   --------

  Total stockholders'
   equity                     17,905      (2,066)   1,864     17,703
                           ---------   --------- --------   --------

                           $  57,563  $  152,168 $(11,456) $ 198,275
                           =========  ========== ========  =========

Consolidating Statement
of Operations Information
Three Months Ended
June 30, 2001             Cadiz    Sun World  Eliminations Consolidated
                          -----    ---------  ------------ ------------

Revenues                   $     476  $  20,370  $   (475)  $ 20,371
                           ---------  ---------  --------   --------
Costs and expenses:
  Cost of sales                   31     15,473       (60)    15,444
  General and
   administrative              1,268      2,371      (375)     3,264
  Depreciation and
   amortization                  285      1,445         -      1,730
                           ---------  ---------  --------   --------

  Total costs and expenses     1,584     19,289      (435)    20,438
                           ---------  ---------  --------   --------

Operating profit (loss)       (1,108)     1,081       (40)       (67)
Interest expense, net            689      4,002        86      4,777
                           ---------  ---------  --------   --------
Net loss before
  income taxes                (1,797 )   (2,921)     (126)    (4,844)

Income tax expense                 1          -         -          1
                           ---------  ---------  --------   --------

Net loss                      (1,798)    (2,921)     (126)    (4,845)

Less: Preferred stock
       dividends                 112          -         -        112

    Imputed dividend on
     preferred stock              73          -         -         73
                           ---------  ---------  --------   --------
Net loss applicable
  to common stock          $  (1,983) $  (2,921) $   (126)  $ (5,030)
                           =========  =========  ========   ========

Consolidating Statement
of Operations Information
Six Months Ended
June 30, 2001              Cadiz   Sun World Eliminations Consolidated
                           -----   --------- ------------ ------------

Revenues                   $     954  $  27,738  $   (950)  $ 27,742
Special litigation
  recovery                     7,929          -         -      7,929
                           ---------  ---------  --------   --------
  Total revenues and
   special litigation
   recovery                    8,883     27,738      (950)    35,671
                           ---------  ---------  --------   --------

Costs and expenses:
  Cost of sales                   61     23,524      (200)    23,385
  General and
   administrative              2,782      4,481      (750)     6,513
  Non-recurring
   compensation expense        2,584      2,953         -      5,537
  Depreciation and
   amortization                  573      1,991         -      2,564
                           ---------  ---------  --------   --------

  Total costs and expenses     6,000     32,949      (950)    37,999
                           ---------  ---------  --------   --------

Operating profit (loss)        2,883     (5,211)        -     (2,328)
Interest expense, net          1,501      7,916        48      9,465
                           ---------  ---------  --------   --------

Net income (loss)
 before income taxes           1,382    (13,127)      (48)   (11,793)

Income tax expense                 1         30         -         31
                           ---------  ---------  --------   --------

Net income (loss)              1,381    (13,157)      (48)   (11,824)

Less:
  Preferred stock
   dividends                     225          -         -        225

  Imputed dividend on
   preferred stock               146          -         -        146
                           ---------  ---------  --------   --------

Net income (loss)
  applicable
  to common stock          $   1,010  $ (13,157) $    (48)  $(12,195)
                           =========  =========  ========   ========

Consolidating Statement of
Cash Flow Information
Six Months Ended
June 30, 2001             Cadiz  Sun World  Eliminations Consolidated
                          -----  ---------  ------------ ------------

Net cash provided by
 (used for) operating
 activities                $   2,430  $ (26,090) $    (48)  $(23,708)
                           ---------  ---------  --------   --------
Cash flows from
 investing activities:
  Additions to property,
    plant and equipment          (34)    (1,149)        -     (1,183)
  Additions to
   developing crops              (95)    (1,607)        -     (1,702)
  Additions to
   water programs               (774)         -         -       (774)
  Proceeds from
   disposal of property,
   plant and equipment             -        388         -        388
  (Increase) decrease
   in other assets              (294)       933        48        687
                           ---------  ---------  --------   --------

Net cash used for
 investing activities         (1,197)    (1,435)       48     (2,584)
                           ---------  ---------  --------   --------
Cash flows from
 financing activities:
  Net proceeds from
   issuance of stock             659          -         -        659
  Principal payments
   on long-term debt            (250)      (803)        -     (1,053)
  Borrowings from
   intercompany
   revolver, net              (4,540)     4,540         -          -
 Net proceeds from
   short-term borrowings           -     22,675         -     22,675
                           ---------  ---------  --------   --------
Net cash (used for)
 provided by
 inancing activities          (4,131)    26,412         -     22,281
                           ---------  ---------  --------   --------

Net decrease in
 cash and
 cash equivalents             (2,898)    (1,113)        -     (4,011)

Cash and cash equivalents,
 beginning of period           3,099      1,669         -      4,768
                           ---------  ---------  --------   --------

Cash and cash equivalents,
 end of period             $     201  $     556  $      -   $    757
                           =========  =========  ========   ========

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


NOTE 6 - NET LOSS PER COMMON SHARE
----------------------------------

     Basic Earnings Per Share (EPS) is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any by the weighted-average common shares outstanding. Options, deferred stock units, warrants, convertible debt, and preferred stock that are convertible into shares of the Company's common stock were not considered in the computation of diluted EPS because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 4.6 million shares and 2.2 million shares for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, weighted average shares outstanding would have increased by approximately 4.5 million shares and 2.2 million shares, respectively.

SUN WORLD INTERNATIONAL, INC.
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                               Three Months Ended
                                                   June 30,
($ in thousands)                               2002       2001
                                               ----       ----



Revenues                                     $ 23,063  $ 20,370
                                             --------  --------
Costs and expenses:
 Cost of sales                                 16,925    15,473
 General and administrative                     2,135     2,370
 Depreciation and amortization                  1,485     1,445
                                             --------  --------

   Total costs and expenses                    20,545    19,288
                                             --------  --------

Operating profit                                2,518     1,082

Interest expense, net                           4,062     4,002
                                             --------  --------

Net loss before income taxes                   (1,544)   (2,920)

Income tax expense                                  3         1
                                             --------  --------

Net loss                                     $ (1,547) $ (2,921)
                                             ========  ========


See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                               Six Months Ended
                                                   June 30,
($ in thousands)                               2002      2001
                                               ----      ----



Revenues                                     $ 30,806  $ 27,738
                                             --------  --------
Costs and expenses:
 Cost of sales                                 23,246    23,524
 General and administrative                     4,343     4,481
 Non-recurring compensation expense                 -     2,953
 Depreciation and amortization                  1,984     1,991
                                             --------  --------

   Total costs and expenses                    29,573    32,949
                                             --------  --------

Operating profit (loss)                         1,233    (5,211)

Interest expense, net                           8,094     7,916
                                             --------  --------

Net loss before income taxes                   (6,861)   (13,127)

Income tax expense                                 24        30
                                             --------  --------

Net loss                                     $ (6,885) $(13,157)
                                             ========  ========

See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED BALANCE SHEET



                                           (Unaudited)
                                             June 30,  December 31,
 ($ in thousands)                              2002       2001
                                               ----       ----

ASSETS

Current assets:
 Cash and cash equivalents                  $     871  $  1,058
 Accounts receivable, net                      25,161     6,326
 Inventories                                   32,298    13,229
 Prepaid expenses and other                       517       578
                                             --------  --------

    Total current assets                       58,847    21,191

Property, plant, equipment
 and water programs, net                      122,276   124,031

Other assets                                    7,765     6,946
                                             --------  --------

 Total assets                               $ 188,888 $ 152,168
                                            ========= =========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Accounts payable                           $  22,912  $ 10,428
 Accrued liabilities                            5,632     4,889
 Due to parent                                 17,768    11,254
 Revolving credit facility                     23,400         -
 Long-term debt, current portion                5,271     4,960
                                             --------  --------

     Total current liabilities                 74,983    31,531

Long-term debt                                116,429   116,697

Deferred income taxes                           5,447     5,447

Other liabilities                                 964       559

Commitments and contingencies

Stockholder's equity:
 Common stock, $.01 par value,
   300,000 shares authorized;
   42,000 shares issued and outstanding             -         -
 Additional paid-in capital                    38,289    38,273
 Accumulated deficit                          (47,224)  (40,339)
                                             --------  --------

  Total stockholder's equity                   (8,935)   (2,066)
                                             --------  --------
 Total liabilities and
   stockholder's equity                      $ 188,888 $ 152,168
                                             ========= =========

See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                Six Months Ended
                                                    June 30,
($ in thousands)                                 2002      2001
                                                 ----      ----


Cash flows from operating activities:
Net loss                                     $ (6,885) $(13,157)
Adjustments to reconcile
 net loss to net
cash used for
 operating activities:
  Depreciation and amortization                 2,800     2,615
  Gain on disposal of assets                      (41)     (368)
Shares of KADCO stock
   earned for services                           (625)     (625)
  Compensation charge for
   deferred stock units                           160       148
  Non-recurring
   compensation expense                             -     2,953
  Changes in operating
   assets and liabilities:
    Increase in accounts receivable           (18,835)  (14,177)
    Increase in inventories                   (17,081)  (16,572)
    Decrease (increase)
     in prepaid expenses and other                 61       (28)
    Increase in accounts payable               12,484    13,039
    Increase (decrease)
     in accrued liabilities                       743      (769)
    Increase in due to parent                   9,656       859
    Increase (decrease)
     in other liabilities                         245        (8)
                                             --------  --------
  Net cash used for
   operating activities                       (17,318)  (26,090)
                                             --------  --------

Cash flows from investing activities:
Additions to property, plant,
equipment and water programs                     (244)   (1,149)
Additions to developing crops                  (1,840)   (1,607)
Proceeds from disposal of
property, plant and equipment                      45       388
(Increase) decrease in other assets              (730)      933
                                             --------  --------

  Net cash used for investing activities       (2,769)   (1,435)
                                             --------  --------

Cash flows from financing activities:
 Principal payments on
  long-term debt                                 (358)     (803)
 Borrowings from
  intercompany revolver, net                   (3,142)    4,540
 Proceeds from short-term borrowings           23,400    22,675
                                             --------  --------

  Net cash provided by
  financing activities                         19,900    26,412
                                             --------  --------

Net decrease in cash
 and cash equivalents                            (187)   (1,113)

Cash and cash equivalents
 at beginning of period                         1,058     1,669
                                             --------  --------

Cash and cash equivalents
 at end of period                            $    871  $    556
                                             ========  ========

See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (UNAUDITED)


For the Six Months Ended June 30, 2002
($ in thousands)


                                      Additional             Total
                        Common Stock  Paid-in  Accumulated Stockholder's
                       Shares   Amount Capital   Deficit      Equity
                       ------   ------ -------   -------      ------
Balance as of
 December 31, 2001      42,000  $    - $ 38,273 $ (40,339) $  (2,066)

Revaluation of
 derivative for
 warrants                    -       -       16         -         16
Net loss                     -       -        -    (6,885)    (6,885)
                       -------  ------ --------  --------   --------
Balance as of
 June 30, 2002          42,000  $    - $ 38,289  $(47,224)  $ (8,935)
                       =======  ====== ========  ========   ========

See accompanying notes to the consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION
-----------------------------

     The Consolidated Financial Statements have been prepared by Sun World International, Inc. and its subsidiaries collectively referred to as "Sun World" without audit and should be read in conjunction with the Sun World Consolidated Financial Statements and notes thereto included in the Cadiz Inc. Form 10-K for the year ended December 31, 2001. The foregoing Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, which Sun World considers necessary for a fair presentation. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year as Sun World's harvest season and revenues are seasonal in nature.

     See Note 2 to the Sun World Consolidated Financial
Statements included in the Cadiz Inc. Form 10-K for a discussion of Sun World's accounting policies.


NOTE 2 - INVENTORIES

     Inventories consist of the following (dollars in thousands):


                                           June 30, December 31,
                                             2002     2001
                                             ----    -----

     Growing crops                        $ 26,205  $ 10,376
     Harvested product                       1,052       218
     Materials and supplies                  5,041     2,635
                                           -------   -------

                                          $ 32,298  $ 13,229
                                           =======   =======


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

RESULTS OF OPERATIONS

     The financial statements set forth herein as of and for the six months ended June 30, 2002 and 2001 reflect the results of our operations and the operations of our wholly-owned subsidiaries including Sun World.

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

     Our net income or loss in future fiscal periods will be largely reflective of (a) the operations of our water development activities including the Cadiz Groundwater Storage and Dry-Year Supply Program and (b) the operations of Sun World including its international expansion. Sun World conducts its operations through four operating divisions: farming, packing, marketing and proprietary product development. Net income from farming operations varies from year to year primarily due to yield and pricing fluctuations which can be significantly influenced by weather conditions, and are, therefore, generally subject to greater annual variation than Sun World's other divisions. However, the geographic distribution of Sun World's farming operations within California and the diversity of its crop mix make it unlikely that adverse weather conditions would affect all of Sun World's properties or all of its crops in any single year. Nevertheless, net income from Sun World's packing, marketing and proprietary product development operations tends to be more consistent from year to year than net income from Sun World's farming operations. Packing and marketing revenues from third party growers currently represent less than 10% of our total revenues. Sun World has entered into agreements domestically and internationally to license selected proprietary fruit varieties and continues to pursue additional domestic and international licensing opportunities. License revenues currently represent less than 10% of our total revenues.

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the following discussion contains trend analysis and other forward-looking statements. Forward-looking statements can be identified by the use of words such as "intends", "anticipates", "believes", "estimates", "projects", "forecasts", "expects", "plans" and "proposes". Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. These include, among others, our ability to complete and implement proposed transactions with the Metropolitan Water District of Southern California and price, yield and seasonality fluctuations in our agricultural
operations.   See additional discussion under the heading
"Certain Trends and Uncertainties" in Item 7 of the Company's Form 10-K for the year ended December 31, 2001.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED
-----------------------------------------------------------------
JUNE 30, 2001
-------------

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

     The table below sets forth, for the periods indicated, the results of operations for the Company's four main operating divisions (before elimination of any interdivisional charges) as well as the categories of costs and expenses incurred which are not included within the divisional results (in thousands):

                                           Three Months Ended
                                                June 30,
                                            2002      2001
                                            ----      ----

     Divisional net income:
          Farming                         $ 1,806    $ 1,286
          Packing                           1,801      1,518
          Marketing                         1,257        702
          Proprietary product development     760        805
                                          -------    -------

                                            5,624      4,311

          General and administrative        3,641      2,648
          Depreciation and amortization     1,729      1,730
          Interest expense                  5,685      4,777
          Income tax expense                    3         1
                                          -------    -------

          Net loss                        $(5,434)   $(4,845)
                                          =======    =======

     FARMING OPERATIONS. Net income from farming operations totaled $1.8 million for the three months ended June 30, 2002 compared to net income of $1.3 million for the three months ended June 30, 2001. Farming results during the second quarter of 2002 and 2001 were derived primarily from the harvest of table grapes, peppers and watermelons from the Coachella Valley operations and the beginning of the stonefruit harvest from the San Joaquin Valley operations. During the quarter ended June 30, 2002, farming results were favorably impacted by (a) improved market conditions, particularly for table grapes and peppers, as normal production windows returned to the key growing areas in 2002; (b) new production from proprietary table grape and early stonefruit plantings under Sun World's crop development program over the last several years; and (c) the elimination of certain underperforming stonefruit and row crops from production in 2001. Revenues from farming operations totaled $16.5 million for the 2002 quarter compared to $15.4 million for the 2001 quarter. Farming expenses totaled $14.7 million in the 2002 quarter
compared to $14.1 million in the 2001 quarter.   The increase in
revenues and expenses for 2002 is primarily due to increased F.O.B. prices resulting from favorable market conditions as average F.O.B. prices were up 15% in 2002 compared to 2001 coupled with more units being harvested and sold due to earlier harvests in 2002.

     PACKING OPERATIONS. Sun World's packing and handling facilities contributed revenues of $4.5 million offset by $2.7 million of expenses for net income of $1.8 million for the quarter ended June 30, 2002 compared to revenues of $4.4 million, expenses of $2.9 million, and net income of $1.5 million for the quarter ended June 30, 2001. Units packed during the quarter
totaled 0.6 million in 2002 and 2001.   Units handled for the
second quarter totaled 1.9 million for 2002 compared to 1.8 million for 2001. Units handled increased primarily due to improved pepper yields. 2002 packing expenses were favorable to 2001 primarily due to a reduction in costs for packaging materials.

     MARKETING OPERATIONS. Marketing revenues of $3.5 million were offset by marketing expenses of $2.2 million resulting in net income of $1.3 million for the second quarter of 2002. Marketing revenues of $1.9 million were offset by marketing expenses of $1.2 million for net income of $0.7 million for the second quarter of 2001. The increase in marketing revenues and net income was due primarily to an overall increase in units sold of Sun World-grown table grapes, peppers and third party citrus coupled with higher F.O.B. prices. F.O.B. prices for the second quarter of 2002 were 10% higher than F.O.B. prices in 2001. Additionally, revenues and expenses increased due to fruit purchased from third party suppliers and sold primarily to a customer's distribution center related to Sun World's role as the primary supplier of certain fruit categories in 2002. During the three months ended June 30, 2002, Sun World sold 2.4 million units, consisting primarily of Sun World-grown table grapes, watermelons, peppers and stonefruit as well as table grapes, stonefruit and citrus from domestic third party growers in Coachella compared to 2.1 million units sold during the three months ended June 30, 2001.

     PROPRIETARY PRODUCT DEVELOPMENT. Sun World has a long history of product innovation, and its research and development center maintains a fruit breeding program that has introduced dozens of proprietary fruit varieties. During the three months ended June 30, 2002 and 2001, net income from proprietary product development was $0.8 million consisting of revenues of $1.4 million offset by expenses of $0.6 million for both periods.

     GENERAL AND ADMINISTRATIVE EXPENSES.   General and
administrative expenses during the three months ended June 30, 2002 totaled $3.6 million compared to $2.6 million for the three
months ended June 30, 2001.   The increase in general and
administrative expenses is primarily due to $0.8 million of professional fees related to the KADCO combination that was not completed and costs related to exploring water development opportunities in the Middle East.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three months ended June 30, 2002 and 2001 totaled $1.7 million.

     INTEREST EXPENSE, NET. Net interest expense totaled $5.7 million during the three months ended June 30, 2002, compared to $4.8 million during the same period in 2001. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                          Three Months Ended
                                                June 30,
                                                 ------
                                             2002      2001
                                             ----      ----

      Interest on outstanding debt -
       Sun World                           $ 3,694   $ 3,813
      Interest on outstanding debt -
       Cadiz                                   284       337
      Amortization of financing costs        1,712       689
      Interest income                           (5)      (62)
                                           -------   -------
                                           $ 5,685   $ 4,777
                                           =======   =======

     The increase in interest on outstanding debt during the second quarter of 2002 is primarily due to (a) increased intercompany revolver borrowings at Sun World offset by lower interest rates on its variable rate debt, (b) amortization of warrants issued for the extension and increase in the Cadiz credit facilities, partially offset by (c) lower interest expenses at Cadiz due to an increased intercompany loan balance with Sun World coupled with lower rates on variable rate debt. Financing costs, which include legal fees and warrants, are amortized over the life of the debt agreement.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE
-----------------------------------------------------------------
30, 2001
--------

     The table below sets forth, for the periods indicated, the results of operations for the Company's four main operating divisions (before elimination of any interdivisional charges) as well as the categories of costs and expenses incurred which are not included within the divisional results (in thousands):

                                            Six Months Ended
                                                June 30
                                             2002      2001
                                             ----      ----
     Divisional net income:
      Farming                              $ 2,662   $   546
      Packing                                1,676     1,462
      Marketing                                948       386
      Proprietary product development        1,318       953
                                           -------   -------

                                             6,604     3,347

     General and administrative              6,362     5,503
     Special litigation                          -    (7,929)
     Non-recurring compensation expense          -     5,537
     Depreciation and amortization           2,455     2,564
     Interest expense, net                  10,468     9,465
     Income tax expense                         26        31
                                           -------   -------

      Net loss                            $(12,707) $(11,824)
                                          ========  ========

     FARMING OPERATIONS. Net income from farming operations totaled $2.7 million for the six months ended June 30, 2002 compared to a net income of $0.5 million for the six months ended June 30, 2001. Farming revenues were $22.0 million and farming expenses were $19.3 million for the six months ended June 30, 2002 compared to farming revenues of $21.2 million and farming expenses of $20.7 million for the same period in 2001. During the six months ended June 30, 2002, farming results were favorably impacted by (a) improved market conditions, particularly for table grapes, peppers and citrus, coupled with the return of normal production windows to the key growing areas in 2002; (b) new production from proprietary table grape and early stonefruit plantings under Sun World's crop development program over the last several years; as well as (c) the elimination of certain underperforming stonefruit and row crops from production in 2001. The increase in revenues for 2002 is primarily due to increased F.O.B. prices resulting from favorable market conditions as average F.O.B. prices were up 14% in 2002 compared to 2001 while expenses were lower due primarily to lower packaging material costs.

     PACKING OPERATIONS. Sun World's packing and handling facilities contributed $1.7 million in net income during the six months ended June 30, 2002 and $1.5 million during the six months ended June 30, 2001. Packing and handling revenue for these operations of $6.9 million was offset by $5.2 million of expenses for the six months ended June 30, 2002. Revenues totaled $7.1 million offset by expenses of $5.6 million for the six months ended June 30, 2001. Sun World packed 1.1 million units during the six months ended June 30, 2002 compared to 1.3 million during the same period in 2001. For the six months ended June 30, 2002, Sun World handled 2.8 million units compared to 2.7 million units in 2001. The increase in units handled and profits is due primarily to increased units of Sun-World grown table grapes, peppers, and strawberries and increased units of vegetables handled for third party growers. Units packed and handled during the first half of 2002 primarily consisted of Sun World-grown table grapes, peppers and seedless watermelons in the Coachella Valley; table grapes and citrus products packed for third party growers; and the beginning of the stonefruit harvest in the San Joaquin Valley.

     MARKETING OPERATIONS. During the six months ended June 30, 2002, a total of 3.0 million units were sold consisting primarily of Sun World-grown table grapes, peppers and watermelons from the Coachella Valley; table grapes, stonefruit and citrus from domestic third party growers; and Sun World-grown stonefruit from
the San Joaquin Valley.   These unit sales resulted in marketing
revenue of $3.9 million. Marketing expenses totaled $3.0 million for the six months ended June 30, 2002 resulting in net income from marketing operations of $0.9 million. During the six months ended June 30, 2001, 3.0 million units were marketed resulting in revenues of $2.4 million offset by expenses of $2.0 million for net income of $0.4 million. The increase in revenues and marketing net income is primarily due to higher F.O.B. prices due to favorable market conditions. Additionally, revenues and expenses increased due to fruit purchased from third party suppliers and sold primarily to a customer's distribution center related to Sun World's role as the primary supplier of certain fruit categories in 2002.

     PROPRIETARY PRODUCT DEVELOPMENT.   During the six months
ended June 30, 2002, net income from proprietary product development was $1.3 million consisting of revenues of $2.4 million offset by expenses of $1.1 million. For the six months ended June 30, 2001, net income was $1.0 million consisting of revenues of $2.0 million offset by expenses of $1.0 million. Revenues increased in 2002 compared to 2001 primarily due to increased international royalties from improved table grape yields for acreage under license and a delay in the South Africa harvest season, which effectively shifted a portion of South African revenues from the fourth quarter of 2001 to the first quarter of 2002.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended June 30, 2002 totaled $6.4 million compared to $5.5 million for the same 2001 period. The increase in general and administrative expenses is primarily due to $0.8 million of professional fees related to the KADCO combination that was not completed and costs related to exploring water development opportunities in the Middle East.

     SPECIAL LITIGATION. Cadiz was engaged in lawsuits against Waste Management seeking monetary damages arising from activities adverse to us in connection with a landfill, which until its defeat by the voters of San Bernardino County in 1996, was
proposed to be located adjacent to our Cadiz/Fenner Valley properties. In March 2001, Cadiz executed a settlement agreement
with Waste Management related to these lawsuits.   Pursuant to
the settlement agreement, Waste Management paid Cadiz $6 million in cash and granted to Cadiz approximately 7,000 acres of real property in eastern San Bernadino County primarily adjacent to the Cadiz Program property. The settlement resulted in net proceeds recognized of $7.9 million for the six months ended June 30, 2001.

     NON-RECURRING COMPENSATION. In March 2001, Cadiz agreed to issue 564,163 deferred stock units to certain senior managers of Cadiz and Sun World. These deferred stock units were issued in exchange for the cancellation of 1,055,000 fully vested options to purchase our common stock held by the senior managers. We recorded a one-time charge of $5,537,000 and no cash was expended in connection with the issuance of the deferred stock units.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the six months ended June 30, 2002 totaled $2.5 million compared to $2.6 million during the same
period in 2001.   The decrease in depreciation is due to the
timing of crops being harvested and sold coupled with certain assets becoming fully depreciated during the last year.

     INTEREST EXPENSE, NET. Net interest expense totaled $10.5 million during the six months ended June 30, 2002 as compared to $9.5 million in 2001. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                            Six Months Ended
                                                June 30
                                             2002     2001
                                             ----     ----

     Interest on outstanding debt -
      Sun World                            $ 7,291  $  7,372
     Interest on outstanding debt - Cadiz      430       800
     Amortization of financing costs         2,760     1,385
     Interest income                           (13)      (92)
                                           -------   -------

                                           $10,468   $ 9,465
                                           =======   =======

     The increase in interest on outstanding debt for the six months ended June 30, 2002 is primarily due to (a) increased intercompany revolver borrowings at Sun World offset by lower interest rates on its variable rate debt, (b) amortization of warrants issued for the extension and increase in the Cadiz credit facilities, partially offset by (c) lower interest expenses at Cadiz due to an increased intercompany loan balance with Sun World coupled with lower rates on variable

                             Page 27
rate debt. Financing costs, which include legal fees and warrants, are amortized over the life of the debt agreement.

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

     As of June 30, 2002, we were obligated for approximately $10.1 million under a senior term loan facility and $25 million under a $25 million revolving credit facility with the same lender. In the first quarter of 2002, we completed an extension of both facilities to a maturity date of January 31, 2003 and increased our revolving credit facility to $25 million. $10 million of our revolving credit facility is convertible into 1,250,000 shares of our stock any time prior to January 2003 at the election of the lender. Currently, the lender holds a senior deed of trust on substantially all of our non-Sun World assets under the term loan facility and a second lien on our non-Sun World assets under our revolving credit facility. We have historically structured our financing arrangement with the lender with a view toward effective implementation of the Cadiz Program. While we ultimately anticipate repaying these facilities with monies to be received under the Cadiz Program, we plan to replace or renegotiate the terms of these facilities to accommodate other developments such as delays in the timetable for regulatory approvals or litigation related to regulatory approvals of the Cadiz Program. We retain the right to maintain $25.5 million of senior debt secured by the Cadiz Program area lands pursuant to the definitive economic terms for the Cadiz Program agreed with Metropolitan, as described under "Outlook" below.

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

     In October and November 2001, we issued an aggregate of $7.5 million of Series E-1 and E-2 Convertible Preferred Stock in two $3.75 million issuances. The Series E-1 and E-2 preferred stock is convertible into an aggregate of 1,000,000 shares of our common stock at any time prior to July 2004 at the election of the holder. We also have the right to convert the Series E-1 and E-2 preferred stock, but only when the closing price of our common stock has exceeded $10.50 per share for 30 consecutive trading days. The preferred stock will be redeemed in July 2004 if still outstanding.

     As we continue to actively pursue our business strategy, additional financing specifically in connection with our water programs will be required. Responsibility for funding the design, construction and program implementation costs of the capital facilities for the Cadiz Program will, under currently developed principles and terms, be shared by Cadiz and Metropolitan as described below. We plan to use monies to be received from Metropolitan for its initial payment

                             Page 28
for 600,000 acre-feet of groundwater storage as well as other financing arrangements to fund Cadiz' share of the cost of the program capital facilities.

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

     In November 2001, Sun World renewed its revolving credit facility through the 2002 growing season with a maturity date of November 2002. Amounts eligible to be borrowed under the revolving credit facility are based upon a borrowing base of eligible accounts receivable and inventory balances. Maximum availability under the revolving credit facility varies throughout the year with a maximum of $30 million available during the peak borrowing periods of April to July. The revolving credit facility is secured by accounts receivable, inventory, and the proceeds thereof, requires Sun World to meet certain financial covenants, and is guaranteed by Cadiz. Amounts borrowed under the facility will accrue interest at either prime plus 1.0% or LIBOR plus 2.50% at our election. As of June 30, 2002, $23.4 million was outstanding under the revolving credit agreement. Additionally, Sun World has an intercompany revolving credit agreement with Cadiz for seasonal working capital needs, as needed. $8.1 million was outstanding under the intercompany
revolver as of June 30, 2002.   During the second quarter, Cadiz
and Sun World entered into an $8 million profit sharing agreement for the 2002 growing season. The agreement calls for Cadiz to receive the first $0.3 million in profits from Sun World's SUPERIOR SEEDLESS table grapes.

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

     CASH USED FOR OPERATING ACTIVITIES. Cash used for operating activities totaled $30.3 million for the six months ended June 30, 2002, as compared to $23.7 million for the six months ended June 30, 2001. The increase in cash used for operating activities is primarily due to (a) the $6 million received in connection with the Rail-Cycle litigation during 2001, and (b) a larger increase in accounts receivable due to increased sales in 2002.

     CASH USED FOR INVESTING ACTIVITIES. Cash used for investing activities totaled $3.2 million for the six months ended June 30, 2002, as compared to $2.6 million for the same period in 2001. The increase was primarily due to increased additions for other assets due to increased capitalized costs for Sun World's patents and trademarks coupled with other assets declining in 2001 resulting from the Company recovering litigation costs in connection with the settlement of a lawsuit, partially offset by, decreased expenditures for property, plant and equipment and water programs.

     CASH PROVIDED BY FINANCING ACTIVITIES. Cash provided by financing activities totaled $33.4 million for the six months ended June 30, 2002, consisting primarily of $23.4 million of borrowings under Sun World's revolving credit facility and $10 million of additional borrowings under the Cadiz' revolving credit facility, compared to $22.7 million in 2001. Principal payments on long-term debt totaled $0.4 million for the six months ended June 30, 2002 compared to $1.1 million for the six months ended June 30, 2001. Net proceeds from the exercise of stock options totaled $0.8 million during the six months ended June 30, 2002 and $0.7 million during the six months ended June 30, 2001.

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

     Metropolitan and the U.S. Bureau of Land Management, in cooperation with the U.S. Geological Survey and the National Park Service, issued the Final Environmental Impact Report/Environmental Impact Statement for the Cadiz Program in October 2001. In addition, the U.S. Fish and Wildlife Service issued a biological opinion in March 2002, which concluded that the Cadiz Program fully complies with the Endangered Species Act and will not adversely impact the desert tortoise.

     The next step in the environmental review process is completion of final actions by the U.S. Bureau of Land Management through the issuance of Records of Decision, which are expected to be shortly followed by final actions by Metropolitan.

     In June 2002, United States Senator Dianne Feinstein introduced an amendment to the Senate's Department of Interior appropriations bill to prohibit the Department from expending funds on the Cadiz
Program in fiscal year 2003, which runs from October 1, 2002 to September 30, 2003. This language was not included in the House's version of the bill and, therefore, must still be debated in a Senate/House conference committee.

     Senator Feinstein appears to continue to have concerns relating to the ability of the Groundwater Monitoring and Management Plan to protect critical environmental resources. The federal, state and local agencies that authored the Management Plan (Bureau of Land Management, National Park Service, United States Geological Survey, County of San Bernardino, Metropolitan and Cadiz) unanimously agreed that critical resources would be protected by implementation of the Management Plan. We will continue to work to address Senator Feinstein's issues and complete the successful permitting and implementation of the Cadiz Program.

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

     In January 2002, we announced an agreement in principle with Kingdom Agricultural Development Company (KADCO) to combine the businesses of Sun World and KADCO. In July 2002, the Company announced that the parties had agreed not to consummate the combination of the businesses at this time. Under a project management agreement established in 1999, Sun World continues to manage the development of up to 100,000 acres of agricultural land on behalf of KADCO at its Tushka project in southern Egypt. As part of its compensation under the project management agreement, Sun World has earned and will continue to earn an equity interest in KADCO.

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

     We may require additional cash beyond the amounts described in this section. We may meet any such future requirements through a variety of means to be determined at the appropriate time. Such means may include equity or debt placements, or the sale or other disposition of assets. Equity placements would be undertaken only to the extent necessary so as to minimize the dilutive effect of any such placements upon our existing stockholders.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information about market risks for the six months ended June
30, 2002 does not differ materially from that discussed under
Item 7A of Cadiz' Annual Report on Form 10-K for the year ended
December 31, 2001.

                  PART II  - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
      -----------------

       See "Legal Proceedings" included in Cadiz' Annual Report on Form 10-K for the year ended December 31, 2001 for a complete discussion.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
      -----------------------------------------

      Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
       -------------------------------

       Not applicable.


ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
       --------------------------------------------------

       Previously reported in Cadiz' Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

ITEM 5. OTHER INFORMATION
       -----------------

       Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
       -------------------------------

       A. Exhibits

          None.

       B. Reports on Form 8-K

          We filed a Report on Form 8-K dated July 10, 2002, describing the reaffirmation of the partnership between our Sun World subsidiary and KADCO although the combination of KADCO and Sun World will not be consummated at this time.

                           CADIZ INC.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Cadiz Inc.




By:  /s/  Keith Brackpool                  August  14, 2002
     --------------------------------      -------------------
     Keith Brackpool, Chairman &           Date
     Chief Executive Officer



By:  /s/  Stanley E. Speer                 August  14, 2002
     --------------------------------      -------------------
     Stanley E. Speer                      Date
     Chief Financial Officer