Form 10-Q
period 2002-09-30
CADIZ INC
filed 2002-11-15
CIK 727273

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549

                            FORM 10-Q

   [X] Quarterly report pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

        For the quarterly period ended September 30, 2002

                               or

  [  ] Transition report pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

              For the transition period from..to..

                 Commission File Number 0-12114
                    -------------------------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                         Yes   X     No
                             -----   -----

The number of shares outstanding of each of the registrant's classes of common stock at November 13, 2002 was 36,405,799 shares of common stock, par value $0.01.

                           CADIZ INC.

                              INDEX


For the Nine Months Ended September 30, 2002                 Page


PART I - FINANCIAL INFORMATION

1.   Cadiz Inc. Consolidated Financial Statements

     Statement of Operations for the three months
       ended September 30, 2002 and 2001. . . . . . . . . . . .3

     Statement of Operations for the nine months
       ended September 30, 2002 and 2001. . . . . . . . . . . .4

     Balance Sheet as of September 30, 2002 and
       December 31, 2001. . . . . . . . . . . . . . . . . . . .5

     Statement of Cash Flows for the nine months
       ended September 30, 2002 and 2001. . . . . . . . . . . .6

     Statement of Stockholders' Equity for the
       nine months ended September 30, 2002. . . . . . . . . . 7

     Notes to the Consolidated Financial Statements. . . . . . 8

     Sun World International, Inc. Consolidated Financial Statements

     Statement of Operations for the three months
       ended September 30, 2002 and 2001. . . . . . . . . . . .20

     Statement of Operations for the nine months ended
       September 30, 2002 and 2001. . . . . . . . . . . . . . .21

     Balance Sheet as of September 30, 2002
       and December 31, 2001. . . . . . . . . . . . . . . . . .22

     Statement of Cash Flows for the nine months
       ended September 30, 2002 and 2001. . . . . . . . . . . .23

     Statement of Stockholder's Equity for the
       nine months ended September 30, 2002. . . . . . . . . . 24

     Notes to the Consolidated Financial Statements. . . . . . 25


2.   Management's Discussion and Analysis of Financial
 	Condition and Results of Operations. . . . . . . . . . . 26

3.   Quantitative and Qualitative Disclosures
	about Market Risk. . . . . . . . . . . . . . . . . . . . 39

4.   Disclosure Controls and Procedures. . . . . . . . . . . . 39


PART II  -  OTHER INFORMATION. . . . . . . . . . . . . . . . . 40


                           CADIZ INC.

        CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                             For the Three Months
                                             Ended September 30,
($ in thousands except per share data)         2002      2001
                                               ----      ----

Revenues                                    $ 64,280  $ 48,683
                                             -------   -------
Costs and expenses:
 Cost of sales                                47,460    41,072
 General and administrative                    4,029     3,189
 Removal of underperforming crops              4,137       222
 Depreciation and amortization                 3,793     4,379
                                             -------   -------

 Total costs and expenses                     59,419    48,862
                                             -------   -------

Operating profit (loss)                        4,861      (179)

Interest expense, net                          5,390     4,909
                                             -------   -------

Net loss before income taxes                    (529)   (5,088)

Income tax benefit                              (106)       (8)
                                             -------   -------

Net loss                                        (423)   (5,080)

Less:  Preferred stock dividends                 281       113

     Imputed dividend on preferred stock         246        74
                                             -------   -------


Net loss applicable to common stock         $   (950) $  (5,267)
                                            ========  =========

Basic and diluted net loss per
 common share                               $  (0.03)  $  (0.15)
                                            ========  =========

Basic and diluted weighted
 average shares outstanding                   36,363     35,890
                                            ========  =========

  See accompanying notes to the consolidated financial statements.


                           CADIZ INC.

        CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                             For the Nine Months
                                             Ended September 30,
($ in thousands except per share data)          2002      2001
                                                ----      ----


Revenues                                     $ 95,093   $ 76,425
Special litigation recovery                         -      7,929
                                              -------    -------

 Total revenues and special
  litigation recovery                          95,093     84,354
                                              -------    -------

Costs and expenses:
 Cost of sales                                 70,561     64,457
 General and administrative                    11,499      9,702
 Non-recurring compensation expense                 -      5,537
 Removal of underperforming crops               4,137        222
 Depreciation and amortization                  6,248      6,943
                                              -------    -------

 Total costs and expenses                      92,445     86,861
                                              -------    -------

Operating profit (loss)                         2,648     (2,507)

Interest expense, net                          15,858     14,374
                                              -------    -------

Net loss before income taxes                  (13,210)   (16,881)

Income tax (benefit) expense                      (80)        23
                                              -------    -------

Net loss                                      (13,130)   (16,904)

Less: Preferred stock dividends                   844        338
      Imputed dividend on preferred stock         738        220
                                              -------    -------

Net loss applicable to common stock          $(14,712)  $(17,462)
                                             ========   ========

Basic and diluted net loss
 per common share                            $  (0.41)  $  (0.49)
                                             ========   ========

Basic and diluted weighted average
 shares outstanding                            36,249     35,787
                                             ========   ========


    See accompanying notes to the consolidated financial statements.


                           CADIZ INC.

                   CONSOLIDATED BALANCE SHEET

                                            (Unaudited)
                                            September 30, December 31,
($ in thousands)                               2002          2001
                                               ----          ----
ASSETS

Current assets:
Cash and cash equivalents                      $  3,057    $  1,458
Accounts receivable, net                         13,878       6,327
Inventories                                      15,952      13,027
Prepaid expenses and other                        1,308         788
                                                -------    --------

  Total current assets                           34,195      21,600


Property, plant, equipment and
  water programs, net                           159,252     165,297
Other assets                                     11,938      11,378
                                                -------    --------

                                               $205,385   $ 198,275
                                               ========   =========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                              $ 13,196   $  11,758
 Accrued liabilities                             10,465       5,680
 Bank overdraft                                       -         410
 Revolving credit facility                            -           -
 Long-term debt, current portion (Note 8)        39,264       4,960
                                                -------    --------

  Total current liabilities                      62,925      22,808

Long-term debt                                  116,188     141,429
Deferred income taxes                             5,447       5,447
Other liabilities                                 1,661         930

Commitments and contingencies

Series D redeemable convertible
 preferred stock - $0.01 par value:
 5,000 shares authorized; shares
 issued and outstanding -
 5,000 at September 30, 2002 and
 December 31, 2001                                4,463       4,243

Series E-1 and E-2 redeemable convertible
 preferred stock - $0.01 par value:
 7,500 shares authorized; shares issued
 and outstanding - 7,500 at
 September 30, 2002 and December 31, 2001         6,233       5,715

Stockholders' equity:

 Common stock - $0.01 par value;
  70,000,000 shares authorized; shares
  issued and outstanding 36,388,394
  at September 30, 2002 and 36,070,834 at
  December 31, 2001                                 364         361
 Additional paid-in capital                     156,296     152,404
 Accumulated deficit                           (148,192)   (135,062)
                                                -------    --------

  Total stockholders' equity                      8,468      17,703
                                                -------    --------
                                               $205,385   $ 198,275
                                               ========   =========

 See accompanying notes to the consolidated financial statements.

                           CADIZ INC.

        Consolidated Statement of Cash flows (Unaudited)

                                                 For the Nine Months
                                                  Ended September 30,
                                                    2002      2001
                                                    ----      ----

($ in thousands)
Cash flows from operating activities:
  Net loss                                      $ (13,130)  $ (16,904)
 Adjustments to reconcile net loss
  from operations to cash used for
  operating activities:
    Depreciation and amortization                  10,493       9,230
    Gain on sale of assets                            (61)       (371)
    Removal of underperforming crops                4,138         222
    Land received in litigation recovery                -      (2,000)
    Shares of KADCO stock earned for services        (938)       (938)
     Compensation charge for deferred stock units     452         418
     Non-recurring compensation  expense                -       5,537
    Changes in operating assets and liabilities:
     Increase in accounts receivable               (7,551)     (6,518)
     Increase in inventories                       (3,990)     (1,460)
     Increase in prepaid expenses and other          (520)       (135)
     Increase in accounts payable                   1,437       5,039
     Increase in accrued liabilities                5,059       2,774
     Increase in other liabilities                     26          10
                                                 --------    --------

    Net cash used for operating activities         (4,585)     (5,096)
                                                 --------    --------

Cash flows from investing activities:
 Additions to property, plant and equipment          (567)     (1,387)
 Additions to developing crops                     (1,803)     (2,448)
 Additions to water programs                         (693)     (1,020)
 Proceeds from disposal of property,
  plant and equipment                                 111         398
 (Increase) decrease in other assets                 (631)        202
                                                 --------    --------

    Net cash used for investing activities         (3,583)     (4,255)
                                                 --------    --------

Cash flows from financing activities:
 Net proceeds from issuance of stock                  772       1,571
 Principal payments on long-term debt                (595)     (1,275)
 Net proceeds from short-term debt                 10,000       4,600
 Decrease in bank overdraft                          (410)          -
                                                 --------    --------

    Net cash provided by financing activities       9,767       4,896
                                                 --------    --------

Net increase (decrease) in cash
 and cash equivalents                               1,599      (4,455)

Cash and cash equivalents,
 beginning of period                                1,458       4,768
                                                 --------    --------

Cash and cash equivalents, end of period        $   3,057    $    313
                                                =========    ========


     See accompanying notes to the consolidated financial statements.

                           CADIZ INC.

   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)



For the Nine Months Ended September 30, 2002
($ in thousands)


                                        Additional              Total
                        Common Stock     Paid-in Accumulated Stockholders'
                       Shares   Amount   Capital    Deficit    Equity
                       ------   ------   -------   ---------  ----------
Balance as of
 December 31, 2001    36,070,834  $ 361  $ 152,404  $(135,062) $ 17,703

Exercise of
  stock options          177,490      2        770          -       772

Issuance and
 repricing of
 warrants to a
 lender                        -      -      3,797          -     3,797

Preferred stock
 dividend                      -      -       (844)         -      (844)

Payment of
 preferred stock
 dividends with
 common stock           140,070       1        907          -       908

Imputed dividend
 from warrants
 and deferred
 beneficial
 conversion
 feature                      -       -       (738)         -      (738)

Net loss                      -       -          -    (13,130)  (13,130)
                       --------   -----    -------   --------- --------
Balance as of
 September 30, 2002  36,388,394   $ 364  $ 156,296  $(148,192) $  8,468
                     ==========   =====  =========  =========  ========

See accompanying notes to the consolidated financial statements.

                           CADIZ INC.

         NOTES TO THE CONSOLIDATED FINANICAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
------------------------------

     The Consolidated Financial Statements have been prepared by Cadiz Inc., sometimes referred to as "Cadiz" or "the Company", without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001.
The foregoing Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary, Sun World International, Inc. and its subsidiaries collectively referred to as "Sun World", and contain all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation. Certain reclassifications have been made to the prior period to conform to the current period presentation. The results of operations for the three and nine month periods ended September 30, 2002 are not indicative of the results to be expected for the full fiscal year as Sun World's harvest seasons and revenues are seasonal in nature.

     See Note 2 to the Consolidated Financial Statements included in the Company's latest Form 10-K for a discussion of the Company's accounting policies.


NOTE 2 - INVENTORIES
--------------------

Inventories consist of the following (in thousands):


                                       September 30, December 31,
                                            2002        2001
                                            ----        ----

     Growing crops                         $ 8,156   $ 10,174
     Harvested product                       5,180        218
     Materials and supplies                  2,616      2,635
                                           -------    -------

                                           $15,952   $ 13,027
                                           =======   ========

NOTE 3 - DEBT
-------------

     SUN WORLD OBLIGATIONS

     In April 1997, Sun World issued $115 million of Series A First Mortgage Notes through a private placement. The notes have subsequently been exchanged for Series B First Mortgage Notes, which are registered under the Securities Act of 1933, as amended, and are publicly traded. The First Mortgage Notes are secured by a first lien (subject to certain permitted liens) on the assets of Sun World and its subsidiaries other than growing crops, crop inventories and accounts receivable and proceeds thereof, which secure Sun World's revolving credit facility and certain real property pledged to third parties. The First Mortgage Notes mature April 15, 2004, but are redeemable at the option of Sun World, in whole or in part, at any time on or after April 15, 2001. The First Mortgage Notes include covenants which restrict Cadiz' ability to receive distributions from Sun World.

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

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Condensed consolidating financial information as of and for the three months and nine months ended September 30, 2002 and 2001 for the Company is as follows (in thousands):

Consolidating Statement
of Operations Information
Three Months Ended                      Sun
September 30, 2002          Cadiz      World  Eliminations Consolidated
                            -----      -----  ------------ ------------

Revenues                   $  741    $ 64,276   $  (737)    $ 64,280
                           ------    --------   -------     --------

Costs and expenses:
 Cost of sales                 23      47,799      (362)      47,460
 General and
  administrative            1,841       2,563      (375)       4,029
 Removal of
  underperforming crops     1,016       3,121         -        4,137
 Depreciation and
  amortization                287       3,506         -        3,793
                           ------    --------   -------     --------

 Total costs and expenses   3,167      56,989      (737)      59,419
                           ------    --------   -------     --------

Operating profit (loss)    (2,426)      7,287         -        4,861

Income from affiliate       3,366           -    (3,366)           -
Interest expense, net       1,363       3,691       336        5,390
                           ------    --------   -------     --------

Net income (loss)
 before income taxes         (423)      3,596    (3,702)        (529)

Income tax benefit              -        (106)        -         (106)
                           ------    --------   -------     --------

Net income (loss)            (423)      3,702    (3,702)        (423)

Less:
  Preferred
   stock dividends            281           -         -          281

  Imputed dividend on
    preferred stock           246           -         -          246
                           ------    --------   -------     --------

Net income (loss)
  applicable
  to common stock          $ (950)    $ 3,702  $ (3,702)   $    (950)
                           ======     =======  ========    =========


Consolidating Statement
of Operations Information
Nine months Ended                       Sun
September 30, 2002          Cadiz     World  Eliminations Consolidated
                            -----     -----  ------------ ------------

Revenues                   $1,623    $ 95,082  $ (1,612)   $  95,093
                           ------    --------  --------    ---------

Costs and expenses:
 Cost of sales                 80      71,045      (564)      70,561
 General and
  administrative            5,718       6,906    (1,125)      11,499
 Removal of
  underperforming crops     1,016       3,121         -        4,137
 Depreciation and
  amortization                758       5,490         -        6,248
                           ------    --------  --------    ---------

  Total costs and expenses  7,572      86,562    (1,689)      92,445
                           ------    --------  --------    ---------

Operating profit (loss)    (5,949)      8,520        77        2,648

Loss from affiliate        (3,426)          -     3,426            -
Interest expense, net       3,753      11,785       320       15,858
                           ------    --------  --------    ---------

Net loss before
 income taxes             (13,128)     (3,265)    3,183      (13,210)

Income tax (benefit)
  expense                       2         (82)        -          (80)
                           ------    --------  --------    ---------

Net loss                   (13,130)  (3,183)      3,183      (13,130)

Less: Preferred
      stock dividends          844        -           -          844

     Imputed dividend on
      preferred stock          738        -           -          738
                           ------    --------  --------    ---------

Net loss applicable to
  common stock            $(14,712) $(3,183)   $  3,183   $  (14,712)
                          ========  =======    ========   ==========


Consolidating
Balance Sheet Information              Sun
September 30, 2002          Cadiz     World  Eliminations Consolidated
                            -----     -----  ------------ ------------

ASSETS

Current assets:
  Cash and cash
   equivalents            $   2,166  $    891   $       -   $    3,057
  Accounts receivable,
   net                          290    13,588           -       13,878
  Due from affiliate          7,652         -      (7,652)           -
  Inventories                     -    16,077        (125)      15,952
  Prepaid expenses
   and other                    603       705           -        1,308
                           -------   --------   ---------    ---------

    Total current assets     10,711    31,261      (7,777)      34,195

Due from affiliate            6,000         -      (6,000)           -
Property, plant,
 equipment and
 water programs, net         40,391   118,861           -      159,252
Other assets                  4,019     7,919           -       11,938
                           -------   --------   ---------    ---------

                           $ 61,121  $158,041   $ (13,777)  $  205,385
                           ========  ========   =========   ==========


LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable         $  1,023    $12,173   $      -   $   13,196
  Accrued liabilities           859     9,606           -       10,465
  Due to affiliate                -     7,652      (7,652)           -
  Revolving credit facility       -         -           -            -
  Long-term debt,
    current portion          33,789     5,475           -       39,264
                           -------   --------   ---------    ---------
  Total current
   liabilities               35,671    34,906      (7,652)      62,925

Due to affiliate                  -     6,000      (6,000)           -
Long-term debt                    -   116,188           -      116,188
Deferred income taxes             -     5,447           -        5,447
Other liabilities               593     1,068           -        1,661
Losses in excess of
  investment in affiliate     5,014         -      (5,014)           -
Series D redeemable
  preferred stock             4,463         -           -        4,463
Series E-1 and E-2
  redeemable preferred
  stock                       6,233         -           -        6,233

Stockholders' equity:
  Common stock                  364         -           -          364
  Additional paid-in
   capital                  156,296    37,954     (37,954)     156,296
  Accumulated deficit      (147,513)  (43,522)     42,843     (148,192)
                           -------   --------   ---------    ---------

  Total stockholders'
   equity                     9,147    (5,568)      4,889        8,468
                           -------   --------   ---------    ---------

                           $ 61,121  $158,041   $ (13,777)   $ 205,385
                           ========  ========   =========    =========


Consolidating Statement of
Cash Flow Information
Nine Months Ended                      Sun
September 30, 2002          Cadiz     World  Eliminations Consolidated
                            -----     -----  ------------ ------------
Net cash (used for)
 provided by
 operating activities      $(7,046)  $  2,461   $       -    $  (4,585)
                           -------   --------   ---------    ---------

Cash flows from
 investing activities:
 Additions to property,
  plant and equipment         (177)      (390)          -         (567)
 Additions to
  developing crops             (21)    (1,782)          -       (1,803)
 Additions to water
   programs                   (658)       (35)          -         (693)
 Proceeds from disposal
  of property, plant and
  equipment                      -        111           -          111
 Decrease (increase) in
  other assets                 221       (852)          -         (631)
                           -------   --------   ---------    ---------

Net cash used for
 investing activities         (635)    (2,948)          -       (3,583)
                           -------   --------   ---------    ---------

Cash flows from
 financing activities:
 Net proceeds from
  issuance of stock            772          -           -          772
 Principal payments
  on long-term debt              -       (595)          -         (595)
 Borrowings from
  intercompany
  revolver, net               (915)       915           -            -
 Net proceeds from
 short-term debt            10,000          -           -       10,000
 Decrease in bank
  overdrafts                  (410)         -           -         (410)
                           -------   --------   ---------    ---------

Net cash provided by
 financing activities        9,447        320           -        9,767
                           -------   --------   ---------    ---------

Net increase (decrease)
 in cash and cash
 equivalents                 1,766       (167)          -        1,599

Cash and cash equivalents,
 beginning of period           400      1,058           -        1,458
                           -------   --------   ---------    ---------

Cash and
  cash equivalents,
  end of period            $ 2,166    $   891   $       -    $   3,057
                           =======    =======   =========    =========


Consolidating
Balance Sheet Information             Sun
December 31, 2001          Cadiz     World  Eliminations Consolidated
                            -----     -----  ------------ ------------

ASSETS

Current assets:
  Cash and
   cash equivalents        $   400   $  1,058   $       -    $   1,458

  Accounts
   receivable, net               1      6,326           -        6,327
  Due from affiliate        11,254          -     (11,254)           -
  Inventories                    -     13,229        (202)      13,027
  Prepaid expenses
   and other                   210       578            -          788
                           -------   --------   ---------    ---------
    Total current assets    11,865    21,191      (11,456)      21,600

Property, plant,
  equipment and
  water programs, net       41,266   124,031            -      165,297
Other assets                 4,432     6,946            -       11,378
                           -------   --------   ---------    ---------

                           $57,563  $152,168    $ (11,456)   $ 198,275
                           =======  ========    =========    =========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable         $ 1,330   $ 10,428   $       -    $  11,758
  Accrued liabilities          791      4,889           -        5,680
  Due to affiliate               -     11,254     (11,254)           -
  Bank overdraft               410          -           -          410
  Long-term debt,
   current portion               -      4,960           -        4,960
                           -------   --------   ---------    ---------

     Total current
      liabilities            2,531     31,531     (11,254)      22,808

Long-term debt              24,732    116,697           -      141,429
Deferred income taxes            -      5,447           -        5,447
Other liabilities              371        559           -          930
Losses in excess of
  investment in affiliate    2,066          -      (2,066)           -
Series D redeemable
  preferred stock            4,243          -           -        4,243
Series E-1 and E-2
  redeemable
  preferred stock            5,715          -           -        5,715

Stockholders' equity:
  Common stock                 361          -           -          361
  Additional paid-in
   capital                 152,404     38,273     (38,273)     152,404
  Accumulated deficit     (134,860)   (40,339)     40,137     (135,062)
                           -------   --------   ---------    ---------

  Total stockholders'
   equity                   17,905     (2,066)      1,864       17,703
                           -------   --------   ---------    ---------

                           $57,563   $152,168   $ (11,456)   $ 198,275
                           =======   ========   =========    =========

Consolidating Statement
of Operations Information
Three Months Ended                     Sun
September 30, 2001          Cadiz     World  Eliminations Consolidated
                            -----     -----  ------------ ------------

Revenues                   $   471   $ 48,687   $    (475)   $  48,683
                           -------   --------   ---------    ---------

Costs and expenses:
  Cost of sales                 29     41,143        (100)      41,072
  General and
   administrative            1,292      2,272        (375)       3,189
  Removal of
   underperforming crops       222          -           -          222
  Depreciation and
   amortization                284      4,095           -        4,379
                           -------   --------   ---------    ---------

  Total costs and
   expenses                  1,827     47,510        (475)      48,862
                           -------   --------   ---------    ---------

Operating profit (loss)     (1,356)     1,177           -         (179)

Loss from affiliate         (2,865)         -       2,865            -
Interest expense, net          859      3,889         161        4,909
                           -------   --------   ---------    ---------

Net loss before
  income taxes              (5,080)    (2,712)      2,704       (5,088)

Income tax benefit               -         (8)          -           (8)
                           -------   --------   ---------    ---------

Net loss                    (5,080)    (2,704)      2,704       (5,080)

Less: Preferred
  stock dividends              113          -           -          113

     Imputed dividend on
      preferred stock           74          -           -           74
                           -------   --------   ---------    ---------

Net loss applicable
  to common stock          $(5,267)  $ (2,704)  $   2,704    $  (5,267)
                           =======   ========   =========    =========


Consolidating Statement
of Operations Information
Nine Months Ended                       Sun
September 30, 2001           Cadiz     World  Eliminations Consolidated
                            -----     -----  ------------ ------------

Revenues                   $ 1,425   $ 76,425   $  (1,425)   $  76,425
Special litigation
  recovery                   7,929          -           -        7,929
                           -------   --------   ---------    ---------

  Total revenues
   and special
   litigation recovery       9,354     76,425      (1,425)      84,354
                           -------   --------   ---------    ---------

Costs and expenses:
  Cost of sales                 90     64,667        (300)      64,457
  General and
   administrative            4,073      6,754      (1,125)       9,702
  Non-recurring
   compensation expense      2,584      2,953           -        5,537
  Removal of
   underperforming crops       222          -           -          222
  Depreciation and
   amortization                857      6,086           -        6,943
                           -------   --------   ---------    ---------

  Total costs and expenses   7,826     80,460      (1,425)      86,861

Operating profit (loss)      1,528     (4,035)          -       (2,507)

Loss from affiliate        (16,070)         -      16,070            -
Interest expense, net        2,360     11,805         209       14,374
                           -------   --------   ---------    ---------

Net loss before
  income taxes             (16,902)   (15,840)     15,861      (16,881)

Income tax expense               2         21           -           23
                           -------   --------   ---------    ---------

Net loss                   (16,904)   (15,861)     15,861      (16,904)

Less: Preferred
      stock dividends          338          -           -          338

     Imputed dividend
      on preferred stock       220          -           -          220
                           -------   --------   ---------    ---------

Net loss applicable
  to common stock         $(17,462) $ (15,861)  $  15,861    $ (17,462)
                          ========  =========   =========    =========

Consolidating Statement of
Cash Flow Information
Nine Months Ended                      Sun
September 30, 2001          Cadiz     World  Eliminations Consolidated
                            -----     -----  ------------ ------------

Net cash provided by
 (used for) operating
 activities                $   891   $ (5,987)  $       -    $  (5,096)
                           -------   --------   ---------    ---------
Cash flows from
 investing activities:
 Additions to property,
   plant and equipment         (58)    (1,329)          -       (1,387)
 Additions to
  developing crops             (85)    (2,363)          -       (2,448)
 Additions to
  water programs            (1,020)         -           -       (1,020)
 Proceeds from disposal
  of property, plant
  and equipment                  1        397           -          398
 (Increase) decrease in
  other assets                (307)       509           -          202
                           -------   --------   ---------    ---------

Net cash used for
 investing activities       (1,469)    (2,786)          -       (4,255)
                           -------   --------   ---------    ---------

Cash flows from
 financing activities:
  Net proceeds from
   issuance of stock         1,571          -           -        1,571
  Principal payments
   on long-term debt          (250)    (1,025)          -       (1,275)
  Borrowings from
   intercompany
  revolver, net             (3,841)     3,841           -            -
 Net proceeds from
  short-term borrowings          -      4,600           -        4,600
                           -------   --------   ---------    ---------

Net cash (used for)
 provided by
 financing activities       (2,520)     7,416           -        4,896
                            -------   --------   ---------    ---------

Net decrease in cash
 and cash equivalents       (3,098)    (1,357)          -       (4,455)

Cash and cash equivalents,
 beginning of period         3,099      1,669           -        4,768
                           -------   --------   ---------    ---------

Cash and cash equivalents,
 end of period             $     1   $    312   $       -    $     313
                           =======   ========   =========    =========


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

NOTE 5 - SPECIAL LITIGATION RECOVERY
------------------------------------

     In March 2001, the Company and Waste Management executed a settlement agreement to fully settle the claims asserted by the Company against Waste Management in all of the outstanding civil actions. Pursuant to the Settlement Agreement, Waste Management paid the Company $6 million in cash and granted to the Company approximately 7,000 acres of real property valued at approximately $2 million in eastern San Bernardino County primarily adjacent to the Cadiz Groundwater Storage and Dry-Year Supply Program (Cadiz Program) property. Net proceeds from the settlement are included in the Company's statement of operations under the caption "Special Litigation Recovery".


NOTE 6 - NET LOSS PER COMMON SHARE
----------------------------------

     Basic Earnings per Share (EPS) is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any by the weighted-average common shares outstanding. Options, deferred stock units, warrants, convertible debt, and preferred stock that are convertible into shares of the Company's common stock were not considered in the computation of diluted EPS because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 4.0 million shares and 2.1 million shares for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, weighted average shares outstanding would have increased by approximately 4.6 million shares and 2.2 million shares, respectively.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

     In April 2002, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standard (SFAS) No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking Fund Requirements and SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. Also, this Statement amends SFAS No. 13, Accounting for Leases and other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provision relating to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The Company does not believe it will have a material impact on its financial position or results of its operations.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial reporting for costs associated with exits or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe it will have a material impact on its financial position or results of its operations.

NOTE 8 - SUBSEQUENT EVENTS
--------------------------

     On October 8, 2002, the Board of Directors of the Metropolitan Water District of Southern California (Metropolitan) voted not to adopt the Metropolitan staff's recommendation to approve the terms and conditions of the right-of-way grant issued by the U.S. Department of the Interior for the Cadiz Program by a vote of 47.11% in favor and 47.36% against the recommendation. Instead, the Board approved an alternative motion to reject the terms and conditions of the right-of-way grant and to not proceed with the Cadiz Program by a vote of 50.25% in favor and 44.22% against. The terms and conditions of the right-of-way grant issued by the U.S. Department of Interior was part of their Record of Decision issued upon approval of the Final Environmental Impact Statement for the Cadiz Program in August 2002, the final step in the federal environmental review process for the Cadiz Program.

     Irrespective of Metropolitan's actions, Southern California's need for water storage and supply programs has not abated. Cadiz management believes there are several different scenarios to maximize the value of this water resource, all of which are under current evaluation. These alternatives may have different anticipated capital requirements and implementation periods than the previously disclosed contractual arrangements for the Cadiz Program. Consequently, the Company has taken prompt action to extend the maturity dates of its outstanding debt at the Cadiz level.

     As of September 30, 2002, Cadiz had approximately $10.1 million outstanding under a senior term loan facility and $25 million under a $25 million revolving credit facility with the same lender, ING Capital LLC (ING). In October 2002, the Company reached an agreement with ING for a three-year extension of the maturity date of both loans to January 31, 2006.

     With this extension, ING will hold warrants to purchase 7,425,000 shares of Cadiz common stock at an exercise price of $0.01 per share of which 5,000,000 will be newly issued warrants. Further, ING's right to convert $10 million of the revolving credit facility into 1,250,000 shares of our stock, is extended until January 31, 2006. As such, ING will have the right to acquire in the aggregate approximately 18% of the Company's outstanding capital stock on a fully diluted basis. ING will also hold pre-emptive rights as to future capital raising equity issuances as long as its loans are outstanding and it holds beneficial ownership of at least 6,100,000 shares of our stock. This extension agreement with ING is subject to execution of definitive documentation. The estimated value of the new warrants, warrant modifications and modification of conversion items will be accounted for as a cost of extending the debt and will be amortized over the extension period.

     The interest rate on both ING loans, as extended, will be 8% per annum in cash or, at the Company's election, 4% per annum in cash plus 8% per annum in kind, in each case payable quarterly.

     Additionally, in October 2002, the Company entered into an agreement with the holders of all outstanding Series D, Series E-
1 and Series E-2 preferred stock which will allow the Company, at any time prior to December 31, 2002, to amend the terms of each such Series in order to extend the mandatory redemption date to July 2006. Upon the filing of the amendment, the conversion price into which Series D, Series E-1 and Series E-2 stock may be converted into Cadiz common stock will be reduced to $5.25 per share. The Company expects to effectuate this amendment following the execution of definitive documentation for the extension of the ING loans. The estimated value of the modification to the conversion terms will be accounted for as a beneficial conversion feature and amortized as a deemed dividend over the mandatory redemption period.

     Sun World will require its annual revolving credit facility for the 2003 growing season. Sun World estimates that it will also require approximately $15 million in additional financing beyond that available under the revolving credit facility to bridge the gap that occurs from April to June between borrowing levels historically allowed for by Sun World's revolving credit facility and cash needed to fund farming expenses. Approximately $5 million of these amounts are expected to be used to retire an unsecured
$5 million loan due December 31, 2002.

     Sun World expects that in order to obtain its annual revolving credit facility for the 2003 growing season it will be required to provide adequate assurances to its lender of Sun World's ability to obtain this additional $15 million in funding. Cadiz' outstanding loan facilities also require that Sun World continue to maintain its revolving credit facility.

     Sun World believes that it will be able to borrow this additional funding on commercially reasonable terms if it is able to reach certain arrangements with the holders of the First Mortgage Notes. Sun World is currently in discussion with holders to allow for this new funding and, although no assurances can be given, believes the consent of holders can be obtained upon terms acceptable both to Sun World and the consenting note holders.
Should the required consent of note holders not be obtained, Sun World will look to obtain this additional funding in a manner that does not require the consent.

     The Company's ability to operate is dependent on our ability to successfully obtain the working capital funding noted above. The unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might be necessary if it is unable to continue as a going concern or that may result from the outcome of any of these uncertainties.
However, although no assurances can be given, we remain confident that we will be able to obtain this funding.


SUN WORLD INTERNATIONAL, INC.
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                               Three Months Ended
                                                  September 30,
($ in thousands)                                2002      2001
                                                ----      ----

Revenues                                     $ 64,276  $ 48,687
                                             --------  --------
Costs and expenses:
 Cost of sales                                 47,799    41,143
 General and administrative                     2,563     2,272
 Removal of underperforming crops               3,121         -
 Depreciation and amortization                  3,506     4,095
                                             --------  --------

  Total costs and expenses                     56,989    47,510
                                             --------  --------

Operating profit                                7,287     1,177

Interest expense, net                           3,691     3,889
                                             --------  --------

Net income (loss) before income taxes           3,596    (2,712)

Income tax benefit                               (106)       (8)
                                             --------  --------

Net income (loss)                            $  3,702  $ (2,704)
                                             ========  ========


   See accompanying notes to the consolidated financial statements.


SUN WORLD INTERNATIONAL, INC.
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                               Nine Months Ended
                                                 September 30,
($ in thousands)                                2002        2001
                                                 ----       ----


Revenues                                    $  95,082    $ 76,425
                                            ---------    --------
Costs and expenses:
 Cost of sales                                 71,045      64,667
 General and administrative                     6,906       6,754
 Non-recurring compensation expense                 -       2,953
 Removal of underperforming crops               3,121           -
 Depreciation and amortization                  5,490       6,086
                                            ---------    --------

   Total costs and expenses                    86,562      80,460
                                            ---------    --------

Operating profit (loss)                         8,520      (4,035)

Interest expense, net                          11,785      11,805
                                            ---------    --------

Net loss before income taxes                   (3,265)    (15,840)

Income tax (benefit) expense                      (82)         21

Net loss                                    $  (3,183) $  (15,861)
                                            =========  ==========


See accompanying notes to the consolidated financial statements.


SUN WORLD INTERNATIONAL, INC.
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

Consolidated Balance Sheet



                                            (Unaudited)
                                           September 30, December 31,
 ($ in thousands)                               2002        2001
                                                ----        ----
ASSETS

Current assets:
 Cash and cash equivalents                    $   891    $  1,058
 Accounts receivable, net                      13,588       6,326
 Inventories                                   16,077      13,229
 Prepaid expenses and other                       705         578
                                            ---------    --------
    Total current assets                       31,261      21,191

Property, plant, equipment,
 and water programs, net                      118,861     124,031

Other assets                                    7,919       6,946
                                            ---------    --------

 Total assets                               $ 158,041    $152,168
                                            =========    ========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Accounts payable                           $  12,173    $ 10,428
 Accrued liabilities                            9,606       4,889
 Due to parent, current portion                 7,652      11,254
 Revolver credit facility                           -           -
 Long-term debt, current portion                5,475       4,960
                                            ---------    --------

     Total current liabilities                 34,906      31,531

Due to parent, long-term                        6,000           -

Long-term debt                                116,188     116,697

Deferred income taxes                           5,447       5,447

Other liabilities                               1,068         559

Commitments and contingencies

Stockholder's equity:
 Common stock, $0.01 par value,
  300,000 shares authorized;
  42,000 shares issued
  and outstanding                                   -           -
 Additional paid-in capital                    37,954      38,273
 Accumulated deficit                          (43,522)    (40,339)
                                            ---------    --------

  Total stockholder's equity                   (5,568)     (2,066)
                                            ---------    --------
 Total liabilities and
  stockholder's equity                      $ 158,041    $152,168
                                            =========    ========



See accompanying notes to the consolidated financial statements.


SUN WORLD INTERNATIONAL, INC.
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                               Nine Months Ended
                                                 September 30,
($ in thousands)                                 2002      2001


Cash flows from operating activities:
Net loss                                      $  (3,183)  $ (15,861)
Adjustments to reconcile net loss to net
cash used for operating activities:
  Depreciation and amortization                   6,370       6,899
  Gain on disposal of assets                        (61)       (376)
  Removal of underperforming crops                3,121           -
  Shares of KADCO stock earned for services        (938)       (938)
  Compensation charge for deferred stock units      230         222
  Non-recurring compensation expense                  -       2,953
  Changes in operating assets and liabilities:
   Increase in accounts receivable               (7,262)     (6,426)
   Increase in inventories                       (3,913)     (1,460)
   Increase in prepaid expenses and other          (127)       (235)
   Increase in accounts payable                   1,745       4,952
   Increase in accrued liabilities                4,970       2,770
   Increase in due to parent                      1,483       1,497
   Increase in  other liabilities                    26          16
                                              ---------   ---------
  Net cash provided by (used for)
    operating activities                          2,461      (5,987)
                                              ---------   ---------

Cash flows from investing activities:
Additions to property, plant,
 equipment, and water programs                     (425)     (1,329)
Additions to developing crops                    (1,782)     (2,363)
Proceeds from disposal of property,
 plant and equipment                                111         397
(Increase) decrease in other assets                (852)        509
                                              ---------   ---------

  Net cash used for investing activities         (2,948)     (2,786)
                                              ---------   ---------

Cash flows from financing activities:
 Principal payments on long-term debt              (595)     (1,025)
 Borrowings from intercompany revolver, net         915       3,841
 Proceeds from short-term borrowings                  -       4,600
                                              ---------   ---------


  Net cash provided by financing activities         320       7,416
                                              ---------   ---------

Net decrease in cash and cash equivalents          (167)     (1,357)

Cash and cash equivalents at
  beginning of period                             1,058       1,669
                                              ---------   ---------

Cash and cash equivalents at end of period    $     891   $     312
                                              =========   =========


See accompanying notes to the consolidated financial statements.


SUN WORLD INTERNATIONAL, INC.
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (UNAUDITED)

For the Nine Months Ended September 30, 2002

($ in thousands)

                                     Additional                Total
                     Common Stock    Paid-in  Accumulated  Stockholders'
                    Shares   Amount  Capital    Deficit       Equity
                    -------  ------  ---------  ---------     ------
Balance as of
 December 31, 2001   42,000   $    -  $ 38,273  $  (40,339)   $  (2,066)

Revaluation of
 derivative for
 warrants                 -        -      (319)          -         (319)

Net loss                  -        -         -      (3,183)      (3,183)
                    -------   ------   -------   ---------     --------
Balance as of
 September 30,
 2002                42,000   $    -  $ 37,954  $  (43,522)    $ (5,568)
                    =======   ======  ========  ==========     ========


See accompanying notes to the consolidated financial statements.


                           CADIZ INC.

NOTE 1 - BASIS OF PRESENTATION
------------------------------

     The Consolidated Financial Statements have been prepared by Sun World International, Inc. and its subsidiaries collectively referred to as "Sun World" without audit and should be read in conjunction with the Sun World Consolidated Financial Statements and notes thereto included in the Cadiz Inc. Form 10-K for the year ended December 31, 2001. The foregoing Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, which Sun World considers necessary for a fair presentation. Certain reclassifications have been made to the prior period to conform to the current period presentation. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year as Sun World's harvest season and revenues are seasonal in nature.

     See Note 2 to the Sun World Consolidated Financial
Statements included in Cadiz' latest Form 10-K for a discussion of Sun World's accounting policies.


NOTE 2 - INVENTORIES
--------------------

     Inventories consist of the following (in thousands):


                                         September 30,  December 31,
                                             2002          2001
                                             ----          ----

     Growing crops                         $  8,281     $ 10,376
     Harvested product                        5,180          218
     Materials and supplies                   2,616        2,635
                                           --------     --------
                                           $ 16,077     $ 13,229
                                           ========     ========


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


NOTE 4 - SUBSEQUENT EVENTS
--------------------------

     Sun World will require its annual revolving credit facility for the 2003 growing season. Sun World estimates that it will also require approximately $15 million in additional financing beyond that available under the revolving credit facility to bridge the gap that occurs from April to June between borrowing levels historically allowed for by Sun World's revolving credit facility and cash needed to fund farming expenses. Approximately $5 million of these amounts are expected to be used to retire an unsecured $5 million loan due December 31, 2002.

     Sun World expects that in order to obtain its annual revolving credit facility for the 2003 growing season it will be required to provide adequate assurances to its lender of Sun World's ability to obtain this additional $15 million in funding. Cadiz' outstanding loan facilities also require that Sun World continue to maintain its revolving credit facility.

     Sun World believes that it will be able to borrow this additional funding on commercially reasonable terms if it is able to reach certain arrangements with the holders of the First Mortgage Notes. Sun World is currently in discussion with holders to allow for this new funding and, although no assurances can be given, believes the consent of holders can be obtained upon terms acceptable both to Sun World and the consenting note holders.
Should the required consent of note holders not be obtained, Sun World will look to obtain this additional funding in a manner that does not require this consent.

     Sun World's ability to operate is dependent on our ability to successfully obtain the working capital funding noted above. The unaudited consolidated financial statements have been prepared assuming Sun World will continue as a going concern. The financial statements do not include any adjustments that might be necessary if it is unable to continue as a going concern or that may result from the outcome of any of these uncertainties.
However, although no assurances can be given, we remain confident that we will be able to obtain this funding.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

OVERVIEW

CADIZ GROUNDWATER STORAGE AND DRY-YEAR SUPPLY PROGRAM

     In 1997, we commenced discussions with the Metropolitan Water District of Southern California (Metropolitan) in order to develop principles and terms for a long-term agreement for a joint venture water storage and supply program on and under our Cadiz, California property. In July 1998, Cadiz and Metropolitan approved the Principles and Terms for Agreement for the Cadiz Groundwater Storage and Dry-Year Supply Program (the Cadiz Program). At the same time, Cadiz and Metropolitan authorized preparation of a final agreement based on these principles and initiated the environmental review process for the Cadiz Program. Following extensive negotiations with Cadiz to further refine and finalize these basic principles, Metropolitan's Board of Directors approved definitive economic terms and responsibilities at their April 2001 board meeting. The Cadiz Program definitive economic terms were to serve as the basis for a final agreement to be executed between Metropolitan and Cadiz, subject to the then-ongoing environmental review process.

     Under the Cadiz Program, during wet years or periods of excess supply, surplus water from the Colorado River Aqueduct would be stored in the groundwater basin underlying our property. During dry years or times of reduced allocations from the Colorado River, the previously imported water, together with additional existing groundwater, would be extracted and delivered, via a conveyance pipeline, back to the aqueduct.

     On August 29, 2002, the U.S. Department of Interior approved the Final Environmental Impact Statement for the Cadiz Program and issued its Record of Decision, the final step in the federal environmental review process for the Cadiz Program. The Record of Decision amends the California Desert Conservation Area Plan for an exception to the utility corridor element and offered to Metropolitan a right-of-way grant necessary for the construction and operation of the Cadiz Program.

     On September 17, 2002, the Metropolitan Subcommittee on Rules and Ethics scheduled a series of meetings in October and November 2002 to consider (a) acceptance of the Record of Decision and the terms and conditions of the right-of-way grant,
(b) certification of the environmental documentation for the Cadiz Program under state law, and (c) the final agreement between Cadiz and Metropolitan.

     On October 8, 2002, Metropolitan's Board considered acceptance of the Record of Decision and the terms and conditions of the right-of-way grant. The Board voted not to adopt Metropolitan staff's recommendation to approve the terms and conditions of the right-of-way grant issued by the Department of the Interior for the Cadiz Program by a vote of 47.11% in favor and 47.36% against the recommendation. Instead, the Board voted for an alternative motion to reject the terms and conditions of the right-of-way grant and to not proceed with the Cadiz Program by a vote of 50.25% in favor and 44.22% against.

     Irrespective of Metropolitan's actions, Southern
California's need for water storage and supply programs has not abated. We believe there are several different scenarios to maximize the value of this water resource, all of which are under current evaluation.

RESULTS OF OPERATIONS

     The financial statements set forth herein as of and for the nine months ended September 30, 2002 and 2001 reflect the results of operations for the Company and its wholly-owned subsidiary, Sun World.

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

     Our net income or loss in future fiscal periods will be largely reflective of (a) the operations of Sun World including its international expansion; and (b) the operations of our water development activities. Sun World conducts its operations through four operating divisions: farming, packing, marketing and proprietary product development. Net income from farming operations varies from year to year primarily due to yield and pricing fluctuations which can be significantly influenced by weather conditions, and are, therefore, generally subject to greater annual variation than Sun World's other divisions. However, the geographic distribution of Sun World's farming operations within California and the diversity of its crop mix make it unlikely that adverse weather conditions would affect all of Sun World's properties or all of its crops in any single year. Nevertheless, net income from Sun World's packing, marketing and proprietary product development operations tends to be more consistent from year to year than net income from Sun World's farming operations. Packing and marketing revenues from third party growers currently represent less than 10% of our total revenues. Sun World has entered into agreements domestically and internationally to license selected proprietary fruit varieties and continues to pursue additional domestic and international licensing opportunities. License revenues currently represent less than 10% of our total revenues, but provide a higher operating margin than the other Sun World divisions.

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the following discussion contains trend analysis and other forward-looking statements. Forward-looking statements can be identified by the use of words such as "intends", "anticipates", "believes", "estimates", "projects", "forecasts", "expects", "plans" and "proposes". Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. These include, among others, our ability to maximize value from our Cadiz, California land and water resources in light of the Metropolitan Water District of Southern California's October 8, 2002 decision to not proceed with the Cadiz Program; price, yield and seasonality fluctuations in our agricultural operations; our ability to obtain extensions on currently outstanding debt; and our ability to obtain new financings as needed to meet our ongoing working capital needs. See additional discussion under the heading "Certain Trends and Uncertainties" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2001.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 2001
-----------------------------------------------------------------

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

     The table below sets forth, for the periods indicated, the results of operations for the Company's four main operating divisions (before elimination of any interdivisional charges) as well as the categories of costs and expenses incurred which are not included within the divisional results (in thousands):

                                            Three Months Ended
                                              September 30,
                                              -------------
                                              2002      2001
                                              ----        ----

     Divisional net income (loss):
          Farming                           $  4,092    $ (2,378)
          Packing                              7,077       5,805
          Marketing                            3,225       2,374
          Proprietary product development      1,727       1,246
                                            --------    --------

                                              16,121       7,047

          General and administrative           3,330       2,625
          Removal of underperforming crops     4,137         222
          Depreciation and amortization        3,793       4,379
          Interest expense                     5,390       4,909
          Income tax benefit                    (106)         (8)
                                            --------    --------

          Net loss                          $   (423)   $ (5,080)
                                            ========    ========

     FARMING OPERATIONS. Net profit from farming operations totaled $4.1 million for the three months ended September 30, 2002 compared to a net loss of $2.4 million for the three months ended September 30, 2001. Farming results during the third quarter of 2002 and 2001 were derived primarily from the harvest of table grapes and stonefruit from the San Joaquin Valley operations and table grapes from the Coachella Valley operations. During the quarter ended September 30, 2002, farming results were favorably impacted primarily due to the return of the Coachella and Mexico table grape harvest to their normal time periods which enabled most of this production to be harvested and sold prior to the harvest in the San Joaquin Valley. In 2001, there was a two-week weather-related delay in the table grape harvests in Coachella and Mexico which caused an overlap with the early table grape harvests in the San Joaquin Valley. This overlap created downward pressure on F.O.B. prices. Average F.O.B. prices for table grapes for the quarter were 16% higher than in the prior year. Additionally, Sun World experienced higher table grape production due to higher yields and due to leasing some additional organic acreage for the 2002 farming season. Sun
World sold 3.1 million boxes during the 2002 quarter compared to
2.7 million boxes in 2001. Results were also favorably impacted by higher plum yields coupled with increased F.O.B. prices. Sun
World sold 0.7 million boxes of plums during the third quarter compared to 0.5 million in 2001 with average F.O.B. prices increasing by 3% compared to 2001. Sun World also experienced an increase in farming profits for peppers due to a 45% increase in units sold, partially offset by, a 6% decrease in F.O.B. prices. Market conditions for wine grapes remained soft in 2002 as average F.O.B. prices declined by 14% from 2001. Sun World has commenced removing all of its remaining wine grape acreage following the completion of the harvest. Results were favorably impacted by the continued strong performance of Sun World's proprietary SUPERIOR SEEDLESS(R) and MIDNIGHT BEAUTY(R) table grapes and BLACK DIAMOND(R) plums coupled with the removal of certain underperforming crops at the conclusion of the 2001 season. Sun World continues to achieve a price premium for its proprietary table grape and stonefruit products compared to competing commercially available varieties. Revenues from farming operations totaled $52.8 million for the 2002 quarter compared to $39.3 million for the 2001 quarter. Farming expenses totaled $48.7 million in the 2002 quarter compared to $41.7 million in the 2001 quarter.

     PACKING OPERATIONS. Sun World's packing and handling facilities contributed revenues of $12.2 million offset by $5.1 million of expenses for net income of $7.1 million for the quarter ended September 30, 2002 compared to revenues of $10.3 million, expenses of $4.5 million, and net income of $5.8 million for the quarter ended September 30, 2001. The increase in profits was primarily due to increased plum units packed and handled in 2002 as compared to 2001. Units packed during the quarter totaled
1.3 million in 2002 compared to 1.0 million in 2001. at the end of last year and the Company's decision to field pack Coachella watermelons in 2001 to reduce costs Units handled for the third quarter totaled 4.5 million for both 2002 and 2001.

     MARKETING OPERATIONS. Marketing revenues of $6.0 million were offset by marketing expenses of $2.8 million resulting in net income of $3.2 million for the third quarter of 2002. Marketing revenues of $3.6 million were offset by marketing expenses of $1.2 million for net income of $2.4 million for the third quarter of 2001. The increase in marketing revenues was due primarily to higher F.O.B. prices on table grapes and stonefruit. Additionally, revenues and expenses increased due to fruit purchased from third party suppliers and sold primarily to a customer's distribution center related to Sun World's role as the primary supplier of certain fruit categories in 2002. partially offset by a 10% increase in average marketing commissions per unit primarily resulting from higher F.O.B. prices for southern table grapes and watermelons. During the three months ended September 30, 2002, Sun World sold 5.3 million units, consisting primarily of Sun World-grown table grapes, peppers and stonefruit as well as table grapes, citrus and watermelons from domestic third party growers compared to 5.0 million units sold during the three months ended September 30, 2001.

     PROPRIETARY PRODUCT DEVELOPMENT. Sun World has a long history of product innovation, and its research and development center maintains a fruit breeding program that has introduced dozens of proprietary fruit varieties. Additionally, Sun World continues to expand its licensing program with key strategic partners worldwide to introduce, trial and produce Sun World's proprietary varieties, which provides Sun World with a long-term annual revenue stream based upon a royalty fee for each box of proprietary fruit sold during the life of the tree or vine. During the three months ended September 30, 2002, net income from proprietary product development was $1.7 million consisting of revenues of $2.4 million offset by expenses of $0.7 million. For the three months ended September 30, 2001, net income was $1.2 million consisting of revenues of $1.8 million offset by expenses of $0.6 million. The increase in proprietary product development net income is primarily due to a $0.5 million increase in intercompany royalties due to higher yields and F.O.B. prices for Sun World's proprietary table grapes and plum varieties.

     GENERAL AND ADMINISTRATIVE EXPENSES.   General and
administrative expenses during the three months ended September 30, 2002 totaled $3.3 million compared to $2.6 million for the three months ended September 30, 2001. The increase in general and administrative expenses is primarily due to increased employee related expenses as well as costs related to exploring water development opportunities in the Middle East.

     REMOVAL OF UNDERPERFORMING CROPS. Management has decided to remove approximately 1,900 acres of underperforming crops consisting of 200 acres from the Cadiz ranch and 1,700 acres from Sun World's ranches. The crops removed include approximately 100 acres of juice grapes and 100 acres of citrus at the Cadiz ranch and 500 acres of wine grapes, 300 acres of raisin grapes, 400 acres of stonefruit, 400 acres of citrus, and 100 acres of table grapes from Sun World's operations. The Company recorded a charge of $4.1 million in connection with the removal of these crops.

     In September 2001, management decided to remove approximately 40 acres of citrus at the Cadiz ranch that had historically incurred losses. The Company recorded a non-cash charge of $0.2 million in connection with the removal of these crops.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense during the three months ended September 30, 2002 totaled $3.8 million compared to $4.4 million for the three months ended September 30, 2001. The reduction in depreciation expense is due primarily to crop removals and the timing of crops being harvested and sold. The late Coachella table grape harvests in 2001 resulted in increased depreciation expense during the third quarter of 2001 as compared to 2002.

     INTEREST EXPENSE, NET. Net interest expense totaled $5.4 million compared to $4.9 million for the three months ended September 30, 2002 and 2001. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                              Three Months Ended
                                                  September 30
                                                  -----------
                                                 2002      2001
                                                 ----      ----

  Interest on outstanding debt - Sun World    $  3,634   $ 3,714
  Interest on outstanding debt - Cadiz             289       309
      Amortization of financing costs            1,483       902
      Interest income                              (16)      (16)
                                              --------   -------

                                              $  5,390   $ 4,909
                                              ========   =======

     The increase in interest on outstanding debt during the second quarter of 2002 is primarily due to amortization of warrants issued for the extension and increase in the Cadiz credit facilities in the first quarter of 2002, partially offset by the impact of lower rates on the Company's variable rate debt. Financing costs, which include legal fees and warrants, are amortized over the life of the debt agreement.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 2001
-----------------------------------------------------------------

     The table below sets forth, for the periods indicated, the results of operations for the Company's four main operating divisions (before elimination of any interdivisional charges) as well as the categories of costs and expenses incurred by the Company which are not included within the divisional results (in thousands):

                                              Nine Months Ended
                                                September 30
                                               -------------
                                              2002       2001
                                              ----       ----

     Divisional net income (loss):
      Farming                              $   6,754   $  (1,832)
      Packing                                  8,753       7,267
      Marketing                                4,173       2,760
      Proprietary product development          3,045       2,199
                                           ---------   ---------

                                              22,725      10,394

     General and administrative                9,692       8,128
     Special litigation                            -      (7,929)
     Non-recurring compensation expense            -       5,537
     Removal of underperforming crops          4,137         222
     Depreciation and amortization             6,248       6,943
     Interest expense, net                    15,858      14,374
     Income tax (benefit) expense                (80)         23
                                           ---------   ---------

      Net loss                             $ (13,130)  $ (16,904)
                                           =========   =========

     FARMING OPERATIONS. Net profit from farming operations totaled $6.8 million for the nine months ended September 30, 2002 compared to a net loss of $1.8 million for the nine months ended September 30, 2001. Farming revenues were $74.8 million and farming expenses were $68.0 million for the nine months ended September 30, 2002 compared to farming revenues of $60.6 million and farming expenses of $62.4 million for 2001. Farming results were favorably impacted by the timing of the table grape harvest in Coachella and Mexico returning to normal as opposed to the harvest starting two weeks late in 2001, which created an overlap with the early table grape harvests in the San Joaquin valley. Year-to-date average F.O.B. prices for table grapes were 17% higher than the prior year. Additionally, Sun World experienced increased table grape production due to increased yields and due to leasing some additional organic table grape acreage for the 2002 season. Sun World sold 3.7 million boxes for the nine months ended September 30, 2002 compared to 3.4 million boxes during the same period in 2001. Results were also favorably affected by increased plum yields as plum units sold were 41% higher in 2002 than in 2001. Sun World also experienced a 45% increase in F.O.B. prices for peppers, partially offset by an 11% reduction in prices for wine grapes. Results were favorably impacted by the continued strong performance of Sun World's proprietary SUPERIOR SEEDLESS(R) and MIDNIGHT BEAUTY(R) table grapes and BLACK DIAMOND(R) plums as production increased and F.O.B. prices remained strong coupled with the removal of certain underperforming crops at the conclusion of the 2001 season. Sun World continues to achieve a price premium for its proprietary table grape and stonefruit products compared to competing commercially available varieties.

     PACKING OPERATIONS. Sun World's packing and handling facilities contributed $8.8 million in profit during the nine months ended September 30, 2002 and $7.3 million during the nine months ended September 30, 2001. Packing and handling revenue for these operations of $19.1 million was offset by $10.3 million of expenses for the nine months ended September 30, 2002. Revenues totaled $17.4 million offset by expenses of $10.1 million for the nine months ended September 30, 2001. Sun World packed 2.4 million units during the nine months ended September 30, 2002 compared to 2.3 million units for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, Sun World handled 7.4 million units compared to 7.1 million units in 2001. The increase in units packed and handled was due primarily to increased production of table grapes, plums, and peppers. Units packed and handled during the nine months ended September 30, 2002 consisted of Sun World-grown table grapes, peppers and seedless watermelons in the Coachella Valley; table grapes and citrus products packed for third party growers; and table grapes, stonefruit, citrus, and peppers from the San Joaquin Valley.

     MARKETING OPERATIONS. During the nine months ended September 30, 2002, a total of 8.3 million units were sold consisting primarily of Sun World-grown table grapes, peppers and watermelons from the Coachella Valley; table grapes and citrus from domestic third party growers; and Sun World-grown table grapes, stonefruit, citrus, and peppers from the San Joaquin Valley. These unit sales resulted in marketing revenue of $9.9 million. Marketing expenses totaled $5.7 million for the nine months ended September 30, 2002 resulting in net income from marketing operations of $4.2 million. During the nine months ended September 30, 2001, 8.0 million units were marketed resulting in revenues of $6.0 million offset by expenses of $3.2 million for net income of $2.8 million. The increase in revenues, marketing profits and units sold was primarily due to increased F.O.B. prices for table grapes, plums and peppers.

     PROPRIETARY PRODUCT DEVELOPMENT. Sun World has a long history of product innovation, and its research and development center maintains a fruit breeding program that has introduced dozens of proprietary fruit varieties. Additionally, Sun World continues to expand its licensing program with key strategic partners worldwide to introduce, trial and produce Sun World's proprietary varieties, which provides Sun World with a long-term annual revenue stream based upon a royalty fee for each box of proprietary fruit sold during the life of the tree or vine. During the nine months ended September 30, 2002, net income from proprietary product development was $3.0 million consisting of revenues of $4.8 million offset by expenses of $1.8 million. For the nine months ended September 30, 2001, net income was $2.2 million consisting of revenues of $3.8 million offset by expenses of $1.6 million. The increase in proprietary product development net income was primarily due to a $0.5 million increase in intercompany royalties due to increased yields and higher F.O.B. prices and a $0.5 million increase in international royalties due primarily to improved table grape yields for acreage under license coupled with a delay in the South Africa harvest season, which effectively shifted a portion of South African revenues from the fourth quarter of 2001 to the first quarter of 2002.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 2002 totaled $9.7 million compared to $8.1 million for the 2001 period. The increase was primarily due to higher employee related costs coupled with $0.8 million of professional fees related to the KADCO combination that was not completed and costs related to exploring water development opportunities in the Middle East.

     SPECIAL LITIGATION. Cadiz was engaged in lawsuits against Waste Management seeking monetary damages arising from activities adverse to us in connection with a landfill, which until its defeat by the voters of San Bernardino County in 1996, was proposed to be located adjacent to our Cadiz/Fenner Valley properties. In March 2001, Cadiz executed a settlement agreement
with Waste Management related to these lawsuits.   Pursuant to
the settlement agreement, Waste Management paid Cadiz $6 million in cash and granted to Cadiz approximately 7,000 acres of real property in eastern San Bernardino County primarily adjacent to the Cadiz Program property. The settlement resulted in net proceeds recognized of $7.9 million for the nine months ended September 30, 2001.

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

     REMOVAL OF UNDERPERFORMING CROPS. Management has decided to remove approximately 1,900 acres of underperforming crops consisting of 200 acres from the Cadiz ranch and 1,700 acres from Sun World's ranches. The crops removed include approximately 100 acres of juice grapes and 100 acres of citrus at the Cadiz ranch and 500 acres of wine grapes, 300 acres of raisin grapes, 400 acres of stonefruit, 400 acres of citrus, and 100 acres of table grapes from Sun World's operations. The Company recorded a non-cash charge of $4.1 million in connection with the removal of these crops.

     In September 2001, management decided to remove approximately 40 acres of citrus at the Cadiz ranch. Cadiz recorded a charge of $0.2 million in connection with the removal of these crops.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the nine months ended September 30, 2002 totaled $6.2 million compared to $6.9 million during the same
period in 2001.   The decrease in depreciation was due to the
timing of crops being harvested and sold coupled with certain assets becoming fully depreciated during the past year.

     INTEREST EXPENSE, NET. Net interest expense totaled $15.9 million compared to $14.4 million for the nines months ended September 30, 2002 and 2001. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                               Nine Months Ended
                                                  September 30
                                                  ------------
                                                 2002      2001
                                                 ----      ----

   Interest on outstanding debt - Sun World    $ 10,925  $ 11,086
   Interest on outstanding debt - Cadiz             719     1,109
   Amortization of financing costs                4,243     2,287
   Interest income                                  (29)     (108)
                                               --------   -------

                                               $ 15,858  $ 14,374
                                               ========  ========

     The increase in interest on outstanding debt for the nine months ended September 30, 2002 is primarily due to amortization of warrants issued for the extension and increase in the Cadiz credit facilities in the first quarter of 2002, partially offset by the impact of lower rates on the Company's variable rate debt. Financing costs, which include legal fees and warrants, are amortized over the life of the debt agreement.

LIQUIDITY AND CAPITAL RESOURCES

Current Financing Arrangements
------------------------------

     CADIZ OBLIGATIONS. On October 8, 2002 Metropolitan voted to not proceed with the Cadiz Program. Irrespective of Metropolitan's actions, Southern California's need for water storage and supply programs has not abated. Cadiz management believes there are several different scenarios to maximize the value of this water resource, all of which are under current evaluation. These alternatives may have different anticipated capital requirements and implementation periods than the previously disclosed contractual arrangements for the Cadiz Program. Consequently, the Company has taken prompt action to extend the maturity dates of its outstanding debt at the Cadiz level.

     As of September 30, 2002, Cadiz had approximately $10.1 million outstanding under a senior term loan facility and $25 million under a $25 million revolving credit facility with the same lender, ING. In October 2002, the Company reached an agreement with ING for a three-year extension of the maturity date of both loans to January 31, 2006.

     With this extension, ING will hold warrants to purchase 7,425,000 shares of Cadiz common stock at an exercise price of $0.01 per share of which 5,000,000 will be newly issued warrants. Further, ING's right to convert $10 million of the revolving credit facility into 1,250,000 shares of our stock, is extended until January 31, 2006. As such, ING will have the right to acquire in the aggregate approximately 18% of the Company's outstanding capital stock on a fully diluted basis. ING will also hold pre-emptive rights as to future capital raising equity issuances as long as its loans are outstanding and it holds beneficial ownership of at least 6,100,000 shares of our stock. This extension agreement with ING is subject to execution of definitive documentation.

     The interest rate on both ING loans, as extended, will be 8% per annum in cash or, at our election, 4% per annum in cash plus
8% per annum in kind, in each case payable quarterly.

     In December 2000, we issued $5 million of Series D Convertible Preferred Stock, originally convertible into 625,000 shares of our common stock at the option of the holders and mandatorily redeemable in July 2004 if then still outstanding.
In October and November 2001, we issued an aggregate of $7.5 million of Series E-1 and E-2 Convertible Preferred Stock in two $3.75 million issuances. The Series E-1 and E-2 preferred stock was originally convertible into an aggregate of 1,000,000 shares of our common stock at the option of the holders and mandatorily redeemable in July 2004 if then still outstanding. In October 2002 we entered into an agreement with the holders of all outstanding Series D, Series E-1 and Series E-2 preferred stock which will allow us, at any time prior to December 31, 2002, to amend the terms of each such Series in order to extend the mandatory redemption date to July 2006. Upon the filing of the amendment, the conversion price into which Series D, Series E-1 and Series E-2 stock may be converted into our common stock will be reduced to $5.25 per share. We expect to effectuate this amendment following the execution of definitive documentation for the extension of the ING loans.

     SUN WORLD OBLIGATIONS. Under Sun World's historical working capital cycle, working capital is required primarily to finance the costs of growing and harvesting crops, which generally occur from January through September with a peak need in June. Sun World harvests and sells the majority of its crops during the period from June through October, when it receives the majority of its revenues. In order to bridge the gap between incurrence of expenditures and receipt of revenues, large cash outlays are required each year which are financed primarily through a $30 million revolving credit agreement guaranteed by Cadiz.

     Amounts eligible to be borrowed under the revolving credit facility are based upon a borrowing base of eligible accounts receivable and inventory balances. Maximum availability under the revolving credit facility varies throughout the year with a maximum of $30 million available during the peak borrowing periods of April to July. The revolving credit facility is secured by accounts receivable, inventory, and the proceeds thereof, requires Sun World to meet certain financial covenants, and is guaranteed by Cadiz. Amounts borrowed under the facility accrue interest at either prime plus 1.0% or LIBOR plus 2.50% at our election. As of September 30, 2002, there were no amounts outstanding under the revolving credit agreement.

     In a typical growing season, there is a three-month period from April to June during which Sun World needs more working capital funding than it is allowed to borrow under the borrowing
base in its revolving credit facility.   This occurs in the
earlier part of the season when Sun World is expending cash to grow the crops, but only borrowing 50% of this amount under its revolving credit facility. Sun World maintains an intercompany revolving credit agreement with Cadiz which Sun World has utilized in past years to supplement its internal cash resources in order to meet its working capital needs during such periods. As of September 30, 2002, $12.2 million was outstanding under the intercompany revolver. Sun World also borrowed $5 million from an unaffiliated third party on an unsecured basis in December 2000 in order to provide additional working capital support.
This $5 million debt matures at the end of 2002.

     In addition, Sun World has outstanding $115 million of First Mortgage Notes which will mature on April 15, 2004 and are publicly traded and registered under the Securities Act of 1933. The Sun World notes became redeemable at the option of Sun World, in whole or in part, at any time on or after April 15, 2001. Interest accrues at the rate of 11-1/4% per annum and is payable semi-annually on April 15th and October 15th of each year. The Sun World notes are secured by a first lien (subject to certain permitted liens) on the assets of Sun World and its subsidiaries other than growing crops, crop inventories and accounts receivable and proceeds thereof, which secure Sun World's revolving credit facility, and certain real property pledged to third parties. The Sun World notes are also secured by the guarantee of Cadiz and the pledge by Cadiz of all of the stock of Sun World. The Sun World notes include covenants that do not allow for the payment of dividends by us or by Sun World other than out of cumulative net income.

     CASH USED FOR OPERATING ACTIVITIES. Cash used for operating activities totaled $4.6 million for the nine months ended
September 30, 2002, as compared to cash used for operating activities of $5.1 million for the nine months ended September
30, 2001. The decrease in cash used for operating activities was primarily due to improved operating results in 2002.

     CASH USED FOR INVESTING ACTIVITIES. Cash used for investing activities totaled $3.6 million for the nine months ended September 30, 2002, as compared to $4.3 million for the same period in 2001. The decrease was primarily due to reduced capital expenditures offset by increased additions to other assets due to increased capitalized costs related to Sun World's patents and trademarks.

     CASH PROVIDED BY FINANCING ACTIVITIES. Cash provided by financing activities totaled $9.8 million for the nine months ended September 30, 2002 consisting primarily of $10 million of borrowings under the Cadiz revolving credit facility. Borrowings were down from prior year due to the monies received from the Rail-Cycle and Rayo water litigation settlements. For the same period in 2001, cash provided by financing activities totaled $4.9 million consisting primarily of $4.6 million of borrowings under the Sun World revolving credit facility. No amounts were outstanding under the Sun World revolver in 2002 due to the improved operating performance. Principal payments on long-term debt totaled $0.6 million for the nine months ended September 30, 2002 compared to $1.3 million for the nine months ended September 30, 2001. Net proceeds from the exercise of stock options totaled $0.7 million during the nine months ended September 30, 2002 and $1.6 million for the nine months ended September 30, 2001.

OUTLOOK

     CADIZ. Our ongoing working capital requirements at the Cadiz level will depend in large part upon the process which we follow in maximizing value from our land and resource holdings. Until Metropolitan's actions on October 8, 2002, we had expected that the Cadiz Program would be implemented upon the previously negotiated terms, and we had structured our financing arrangements with a view to such implementation. As a result of Metropolitan's actions, we are actively evaluating alternatives which may have different anticipated capital requirements and implementation periods than the previously disclosed contractual arrangements for the Cadiz Program. The extension of our Cadiz debt, as described previously, is anticipated to provide adequate time to maximize the value of our water resources.

     Over the next twelve months, Cadiz expects to fund its working capital needs through a combination of quarterly management fee payments from Sun World, payments from Sun World under an agricultural lease where Sun World operates Cadiz' 1,600 acres of developed agricultural property at Cadiz, California, and repayments by Sun World of amounts advanced by Cadiz under the intercompany revolver. Except for the foregoing, additional intercompany cash payments between Sun World and Cadiz are subject to certain restrictions under their current lending arrangements.

     Depending upon the alternative implemented for the Cadiz Program and the availability of payments from Sun World, we may require additional cash from other sources. We may meet any such requirements through a variety of means to be determined at the appropriate time. Such means may include the sale or other disposition of assets or, should market conditions permit, equity or debt placements.

     SUN WORLD. Historically, Sun World has serviced its indebtedness and met its seasonal working capital needs using available internal cash, its revolving credit facility and an intercompany revolver with Cadiz. During the next twelve months, Sun World estimates that it will require approximately $15 million in additional financing beyond that historically available under its primary revolving credit facility in order to service its working capital needs. Of these amounts, approximately $5 million is expected to be used to retire the unsecured $5 million loan due December 31, 2002. Sun World does not expect this additional financing to be supplied by Cadiz, either by way of the
intercompany revolver or through capital contributions.   As a
consequence, Sun World must obtain this additional financing from outside sources in order to meet its working capital requirements during 2003.

     Sun World expects that in order to obtain its annual revolving credit facility for the 2003 growing season it will be required to provide adequate assurances to its lender of Sun World's ability to obtain this additional $15 million in funding. Cadiz' outstanding loan facilities also require that Sun World continue to maintain its revolving credit facility.

     Sun World believes that it will be able to borrow this additional funding on commercially reasonable terms if it is able to reach certain arrangements with the holders of the First Mortgage Notes. Sun World is currently in discussion with holders to allow for this new funding and, although no assurances can be given, believes the consent of holders can be obtained upon terms acceptable both to Sun World and the consenting note holders.
Should the required consent of note holders not be obtained, Sun World will look to obtain this additional funding in a manner that does to require this consent.

          The Company's ability to operate is dependent on our ability to successfully obtain the working capital funding noted above. However, although no assurances can be given, we remain confident that we will be able to obtain this funding.

     Sun World expects that, starting in 2004, it will be able to service its indebtedness and meet its seasonal working capital needs relying only upon available internal cash and its revolving credit facility. During the last several years, Sun World has been engaged in an ongoing strategic redeployment of its asset base designed to maximize Sun World's long term return on capital. From 1997 through 2002 Sun World invested approximately $24 million primarily in new proprietary and niche permanent crops which are now coming into commercial production. Sun World has also removed approximately 5,000 acres of underperforming permanent crops from production during this time period. Proprietary crops command a higher price premium and are less subject to market volatility than non-proprietary crops. Sun World is also expanding its proprietary product licensing and service operations, which produce cash flow without significant capital investment.

     Therefore, in future periods, Sun World expects to:

     * Increase cash flow from sales and licensing of higher margin proprietary crops;

     * Expand farming, packing and marketing arrangements with licensees;

     * Reduce the need for new crop development spending, which has averaged approximately $4 million per year since
       1997; and

     * Obtain approximately $10 million over the next three years from sales of idle land, the proceeds of which will be used to reduce debt.

     Sun World expects cash generated by the foregoing to be sufficient, starting in 2004, to obviate the need for further advances by Cadiz or third parties in support of its working capital requirements.

CRITICAL ACCOUNTING POLICIES

     There are no material changes to the critical accounting estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2001.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information about market risks for the nine months ended
September 30, 2002 does not differ materially from that discussed under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2001.


ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic SEC filings. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                  PART II  -  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        See "Legal Proceedings" included in the Company's latest
        Form 10-K for a complete discussion.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended September 30, 2002, we issued 25,000 shares of common stock and 350,000 previously issued warrants vested due to the fact that we did not pay off all or part of our outstanding term and revolving loans by July 31, 2002. The exercise price per share of the warrants has been reduced to $4.06 and their expiration date is August 1, 2005. If the loans are not repaid in full by January 30, 2003, the exercise price of the warrants will be reduced to $0.01.

     On July 15, 2002, we issued 23,798 shares of common stock to the holders of Series D, Series E-1 and Series E-2 Preferred
Stock in lieu of cash dividends, as permitted by the terms of the preferred stock.

     The issuances of the common stock and warrants described above were not registered under the Securities Act of 1933, as amended. We believe that the issuances were exempt from the registration requirements of the Securities Act by virtue of
Section 4(2) of the Securities Act as the transactions did not involve public offerings, the number of investors was limited, the investors were provided with information about us, and we placed restrictions on resale of the securities. The stock dividend shares were registered for resale on a Form S-3 registration statement in February 2002.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       Not applicable.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

       Not applicable.

ITEM 5. OTHER INFORMATION

       Not applicable.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

       A. EXHIBITS

          Exhibit 10.1  Security Agreement between Cadiz Inc.
                        and Keith Brackpool

       B. REPORTS ON FORM 8-K

          1. We filed a report on Form 8-K dated August 29, 2002 reporting that the Department of the Interior approved the Final Impact Statement for the Cadiz Groundwater Storage and Dry-Year Supply Program and issued its Record of Decision ("ROD"). The issuance of the ROD marked the final step in the federal environmental review process for the Cadiz Program.

          2. We filed a report on Form 8-K on October 8, 2002 reporting that the Board of Directors of the Metropolitan Water District of Southern California voted not to approve the terms and conditions of the right-of-way grant issued by the Department of the Interior for the Cadiz Program and voted to not proceed with the Cadiz Program.

          3. We filed a report on Form 8-K on October 18, 2002 reporting the execution of an agreement which sets forth the terms of a three-year extension of the maturity date for outstanding $35 million of senior secured loans with ING Capital LLC. Additionally, we reported that we entered into an agreement with the holders of the $12.5 million of our preferred stock to extend the mandatory redemption date until July 2006.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Cadiz Inc.




By:  /s/  Keith Brackpool                  November 14, 2002
     ------------------------------        -----------------
     Keith Brackpool, Chairman and         Date
     Chief Executive Officer




By:  /s/  Stanley E. Speer                 November 14, 2002
     ------------------------------        -----------------
     Stanley E. Speer                      Date
     Chief Financial Officer

                          CERTIFICATION

     I, Keith Brackpool, Chairman and Chief Executive Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Cadiz Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

       a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
     "Evaluation Date"); and

       c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002


                                   /s/ Keith Brackpool
                                   ------------------------------
                                   Keith Brackpool, Chairman and
                                   Chief Executive Officer

                          CERTIFICATION

     I, Stanley E. Speer, Chief Financial Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Cadiz Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

       a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
     "Evaluation Date"); and

       c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002


                                   /s/ Stanley E. Speer
                                   ------------------------------
                                   Stanley E. Speer
                                   Chief Financial Officer