Form 10-K
period 2002-12-31
CADIZ INC
filed 2004-11-02
CIK 727273

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

                            FORM 10-K

                FOR ANNUAL AND TRANSITION REPORTS
             PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
     (Mark One)

   [X]       Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934
           for the fiscal year ended December 31, 2002

                               OR

   [ ]Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934
            for the transition period from .. to ...

                 Commission File Number 0-12114

                           Cadiz Inc.
       (Exact name of registrant specified in its charter)

           DELAWARE                          77-0313235
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)          Identification No.)

777 S. FIGUEROA STREET, SUITE 4250
       LOS ANGELES, CA                         90017
(Address of principal executive offices)     (Zip Code)

                         (213) 271-1600
      (Registrant's telephone number, including area code)


   Securities Registered Pursuant to Section 12(b) of the Act:
     Title of Each Class     Name of Each Exchange on Which Registered
     --------------------    -----------------------------------------
           None                               None

   Securities Registered Pursuant to Section 12(g) of the Act:
             COMMON STOCK, PAR VALUE $0.01 PER SHARE
                        (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES     NO  X
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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                         YES     NO  X
                            ---     ---

As of September 30, 2004, the Registrant had 6,612,674 shares of common stock outstanding. The aggregate market value of the common stock held by nonaffiliates as of June 30, 2004 was approximately $41,050,122 based on 4,773,270 shares of common stock outstanding held by nonaffilliates and the closing price on that date. Shares of common stock held by each executive officer and director and by each entity that owns more than 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

               DOCUMENTS INCORPORATED BY REFERENCE

The Registrant is not incorporating by reference any other documents within this Annual Report on Form 10-K except those footnoted in Part IV under the heading "Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K".

                              Page i

                        TABLE OF CONTENTS

Part I
------

Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . 1

Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . .10

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . 12

Item 4.  Submission of Matters to a Vote of Security Holders. .13


Part II
-------

Item 5.  Market for Registrant's Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities .14

Item 6.  Selected Financial Data . . . . . . . . . . . . . . . 15

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations . . . . . . . . . . . . . .16

Item 7A.  Quantitative and Qualitative Disclosures about Market
Risk. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .36

Item 8.  Financial Statements and Supplementary Data . . . . . 36

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure . . . . . . . . . . . . . .37

Item 9A.  Controls and Procedures . . . . . . . . . . . . . . .37


Part III
--------

Item 10.  Directors and Executive Officers of the Registrant . 37

Item 11.  Executive Compensation . . . . . . . . . . . . . . . 40

Item 12.  Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters . . . . . . . . . . 47

Item 13.  Certain Relationships and Related Transactions . . . 52

Item 14.  Principal Accountant Fees and Services . . . . . . . 53


Part IV
-------

Item 15.  Exhibits, Financial Statements and Reports of Form 8-K.
.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .54

                              Page ii

                             PART I

ITEM 1.   BUSINESS

     Information presented in this Form 10-K that discusses financial projections, proposed transactions such as those concerning the further development of our land and water assets, information or expectations about our business strategies, results of operations, products or markets, or otherwise makes statements about future events, are forward-looking statements. Forward-looking statements can be identified by the use of words such as "intends", "anticipates", "believes", "estimates", "projects", "forecasts", "expects", "plans" and "proposes". Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. These include, among others, the cautionary statements under the caption "Certain Trends and Uncertainties", as well as other cautionary language contained in this Form 10-K. These cautionary statements identify important factors that could cause actual results to differ materially from those described in the forward-looking statements. When considering forward-looking statements in this Form 10-K, you should keep in mind the cautionary statements described above.

OVERVIEW

     Our primary asset consists of three blocks of largely contiguous land in eastern San Bernardino County, California. This land position totals approximately 45,000 acres. Virtually all of this land is underlain by high-quality groundwater resources with demonstrated potential for various applications, including water storage and supply programs and agricultural, municipal, recreational, and industrial development. Two of the three blocks of land are located in proximity to the Colorado River Aqueduct, the major source of imported water for southern California. The third block of land is located near the Colorado River.

     The value of these assets derives from a combination of population increases and limited water supplies throughout southern California. In addition, most of the major population centers in southern California are not located where significant precipitation occurs, requiring the importation of water from other parts of the state. We therefore believe that a competitive advantage exists for those companies that possess or can provide high quality, reliable, and affordable water to major population centers.

     Notwithstanding certain actions taken in 2002 by the Metropolitan Water District of Southern Californian ("Metropolitan"), as described below, we expect to be able to use our land assets and related water resources to participate in a broad variety of water storage and supply, transfer, exchange, and conservation programs with public agencies and other parties.

     In 1997 we commenced discussions with Metropolitan in order to develop principles and terms for a long-term agreement for a joint venture groundwater storage and supply program on our land in the Cadiz and Fenner valleys ("Cadiz Program"). Following extensive negotiations with us, in April 2001 Metropolitan's Board of Directors approved definitive economic terms, conditions, and responsibilities ("Principles of Agreement"), which were to serve as the basis for a final agreement to be executed between us, subject to the then-ongoing environmental review process.

     The Cadiz Program would have provided Metropolitan with a valuable increase in water supply during periods of drought or other emergencies, as well as greater reliability and flexibility in operation of its Colorado River Aqueduct. During wet years, surplus water from the

Colorado River would be stored in the aquifer system underlying
Cadiz' land. When needed, the stored water, together with indigenous groundwater, would be returned to the Colorado River
Aqueduct for distribution to Metropolitan's member agencies throughout six southern California counties.

     On August 29, 2002, the U.S. Department of the Interior approved the Final Environmental Impact Statement for the Cadiz Program and issued its Record of Decision, the final step in the federal environmental review process for the Cadiz Program. The Record of Decision amends the California Desert Conservation Area Plan for an exception to the utility corridor element and offered to Metropolitan a right-of-way grant necessary for the construction and operation of the Cadiz Program.

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

     Irrespective of Metropolitan's actions, Southern California's need for water storage and supply programs has not abated. We believe there are several different scenarios to maximize the value of this water resource, all of which are under current evaluation. See "Water Resource Development" below.

     Because we expected that these alternatives may have different anticipated capital requirements and implementation periods than those previously established for the Cadiz Program, we promptly entered into an agreement with our senior secured lender, ING Capital LLC ("ING"), for a three year extension of approximately $35 million of senior secured loans with a maturity date of January 31, 2003. We also entered into agreements with the holders of our preferred stock for an extension until July 2006 of the mandatory redemption date of this preferred stock. Our extension with ING was subject to certain conditions, including annual renewals of the revolving credit facility of our wholly-owned subsidiary, Sun World International, Inc. (which, together with its subsidiaries, we refer to as "Sun World").

     Sun World was, however, unable to obtain such a renewal for its 2003-2004 growing season. Historically, we, as the parent company of Sun World, had supplemented Sun World's annual working capital requirements. We were not able to do this for the 2003-2004 growing season, thereby compelling Sun World to obtain a larger facility than in prior years. Sun World was able to obtain this larger facility but only conditioned on obtaining the consent of holders of Sun World's outstanding First Mortgage Notes, which Sun World was ultimately unable to procure. Because of this, the only way Sun World could obtain the new financing needed to provide working capital for its 2003-2004 growing seasons was to seek court approval, pursuant to Chapter 11, to a new Debtor in Possession ("DIP") facility. Therefore, in January 2003 Sun World filed a voluntary petition for Chapter 11 bankruptcy protection in order to access its needed seasonal financing.

     Sun World's financial situation and bankruptcy filing, in turn, negated the agreement we had previously reached with ING for the three-year extension of our senior secured loans. We were unable to make payment of this debt upon the original January 31, 2003 maturity date, and in February 2003 ING declared these loans to be in default, although we remained in negotiations with ING for an overall restructuring of this debt.

     Given the negative effect of these various developments on the trading price for our common stock, we were unable to maintain the minimum price needed for continued listing on the Nasdaq National Market. Effective March 27, 2003, our common stock was delisted from trading on the Nasdaq National Market.

     In light of these events, we have implemented the following restructuring steps:

  *  In June 2003 we completed an equity offering of $2.0
     million in newly issued common stock (including $320 thousand in shares issued for services);

  * In October 2003 we completed an exchange of all of our then outstanding preferred stock for newly issued common stock;

  * In November 2003 Sun World submitted its plan of reorganization to the Bankruptcy Court;

  * In December 2003 we completed a comprehensive restructuring which resulted in:

     * A new extension of up to three years of our $35 million debt facility with ING;

     * An additional equity infusion of $8.6 million through the issuance of common stock;

     * A one for twenty-five reverse split of our outstanding common stock;

     *  The transfer of our properties to Cadiz Real Estate
        LLC, a Delaware limited liability company wholly owned by us and created at the behest of ING; and

     * The completion of a binding agreement with the holders of a majority of Sun World's First Mortgage Notes, otherwise referred to as the "Bondholders", which provides for the transfer of an unsecured claim due to us from Sun World of $13.5 million to a trust controlled by the Bondholders, as well as the pledge of our equity in Sun World to this trust as security for our obligation to support a plan of reorganization for Sun World that provides no recovery to us on account of our equity interests in Sun World. In return, the Bondholders agreed to release us from any obligations pursuant to our guarantee of Sun World's First Mortgage Notes.

     With the implementation of these restructuring steps, we have been able to retain ownership of all of our assets relating to our water programs and obtain working capital needed to continue our efforts to develop our water programs, albeit with our commitment to support a Sun World plan of reorganization that provides for the divestiture of our equity interests in Sun World. Because many of our pre-existing common stockholders have participated in the equity issuances which were part of the restructuring, our base of common stockholders remains largely the same as before the restructuring.

     We remain committed to our water programs and we continue to explore all opportunities. We cannot predict with certainty which of these various opportunities will ultimately be utilized.

(A)  GENERAL DEVELOPMENT OF BUSINESS
     -------------------------------

     We are a Delaware corporation formed in 1992 to act as the surviving corporation in a Delaware reincorporation merger between us and our predecessor, Pacific Agricultural Holdings, Inc., a California corporation formed in 1983.

     As part of our historical business strategy, we have conducted our land acquisition, water development activities, agricultural operations and search for international water and agricultural opportunities for the purpose of enhancing the long-term appreciation of our properties and future prospects. See "Narrative Description of Business" below.

     The focus of our water development activities has been the Cadiz Program. The actions of Metropolitan in late 2002 have, at a minimum, delayed the Cadiz Program, which in turn has caused us to undergo a corporate restructuring. In 2003, our business development activities consisted largely of implementing this restructuring, which has included the Chapter 11 filing of and formulation of a plan of reorganization for our Sun World subsidiary and a completion of an amendment and extension of our credit facilities with our senior secured lender. Our primary goal in this process has been to maintain ownership of our San Bernardino properties and to create a capital structure which would allow us to continue our development of the Cadiz Program. With the completion of an overall capital restructuring in December 2003, we believe that we have succeeded in achieving this goal. This overall capital restructuring provided for up to a three year extension of our $35 million debt facility with ING and an additional equity infusion of $8.6 million through the issuance of common stock, and is described in more detail in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation."

     We acquired all of the outstanding capital stock of Sun World in 1996. Since that time, until late 2002, we provided to Sun World various management and administrative services and facilities, and supplemented Sun World's annual working capital requirements. In late 2002, it became apparent that we would not be able to continue to provide such ongoing financial support to Sun World. In order to obtain the new financing needed to provide working capital for its 2003-2004 growing seasons, on January 30, 2003 (the "Petition Date"), Sun World and three of its wholly owned subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, Central District of California, Riverside Division (Case Nos: RS 03-11370 DN, RS 03-11369 DN, RS 03-11371 DN, RS 03-11374 DN).
Shortly following the filing of the petitions, Sun World sought and obtained authority to enter into a Debtor in Possession ("DIP") facility which provided Sun World with sufficient loan availability to continue its operations. As of the petition date, due to the Company's loss of control over the operations of Sun World, the financial statements of Sun World will no longer be consolidated with those of Cadiz, but instead Cadiz will account for its investment in Sun World on the cost basis of accounting.

     In November 2003 Sun World filed a plan of reorganization (Debtors' Joint Plan of Reorganization dated November 24, 2003) with the Bankruptcy Court (the "Plan") and accompanying disclosure statement. Under the Plan as proposed, the reorganized Sun World will continue to operate as a going concern following effectiveness of the Plan; however, all of our ownership interests in the reorganized Sun World will be canceled. The reorganized Sun World's equity interests will be held instead by Sun World's creditors. Also, under the proposed Plan, all service agreements between Sun World and us will be terminated, and approximately $13.5 million in debt owed to us by Sun World (including approximately $12.3 million in loans) will be canceled.

     We supported the filing of the Plan in the belief that the manner in which the Plan provides for the resolution of claims asserted by and against us in the Sun World bankruptcy proceedings would be in our best interests. In furtherance of this belief, and in order to ensure that our interests in Sun World are treated in a manner consistent with that under the proposed Plan irrespective of whether or not the Plan is approved in its proposed form, in December 2003 we entered into a global settlement agreement with Sun World and with the holders of a majority of Sun World's First Mortgage Notes, otherwise referred to as the Bondholders. This global settlement agreement provides for:

  * The grant by Sun World to us of a general unsecured claim against Sun World of $13.5 million in full and final settlement of all claims and causes of action between us, and the termination and/or rejection of all contracts and agreements between us and Sun World, with the exception of an agricultural lease by us to Sun World of our Cadiz, California farm properties (the "Sun World Settlement");

  * The transfer of this unsecured claim to a trust controlled by the Bondholders;

  * Our agreement not to seek a recovery in the Sun World bankruptcy proceedings on account of our equity interest in Sun World, and a pledge of all of our equity interests in Sun World to the Bondholder trust as security for our obligations under the global settlement; and

  * The waiver by the Bondholders (and by any other holders of First Mortgage Notes who elect to opt into the settlement) to seek recovery against us on account of our guarantee of Sun
     World's obligations under the First Mortgage Notes.

     The Sun World Settlement was subject to the approval of the Bankruptcy Court, which was obtained by Sun World. Bankruptcy Court approval was not required for the other aspects of the global settlement. The Bankruptcy Court's approval order for the Sun World Settlement is currently the subject of an appeal by a creditor of Sun World. Sun World is defending against this appeal. We have an agreement with the Bondholders providing that the other aspects of the global settlement, as described above, shall remain fully effective even if the pending appeal of the Sun World Settlement is successful.

     A hearing to consider the adequacy of the disclosure statement accompanying the Plan, most recently scheduled for June
11, 2004, has been subject to several postponements and no hearing date is currently scheduled. In Sun World's filings with the Bankruptcy Court, Sun World has reported that it believes that the Plan likely cannot be confirmed absent the acceptance of the holders of the First Mortgage Notes, in their capacity as secured creditors. Sun World has further reported to the Bankruptcy Court that the holders of the First Mortgage Notes have not yet reached a consensus with respect to certain corporate governance issues relating to the reorganized company, and that they have been unable to finalize a shareholder agreement term sheet. In the meantime, Sun World has, with Bankruptcy Court approval, expanded the scope of its engagement with Ernst & Young Corporate Finance LLC to include services related to (i) a sale of substantially all of its assets pursuant to a motion or a plan of reorganization, and (ii) obtaining an equity investor and financing under a plan of reorganization and is actively pursuing the sales/investment process. Sun World has chosen to delay the preparation of an amended Plan and disclosure statement and the scheduling of a disclosure statement hearing date pending the outcome of these most recent developments. Sun World's exclusivity period (i.e. the period during which only Sun
World may file a plan of reorganization) currently expires on October 8, 2004. We cannot predict at this time what changes, if any, will be made to the Plan as a result of the foregoing or whether or not the Plan, as amended, will be approved.

(B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
     ---------------------------------------------

     During the year ended December 31, 2002, we operated our agricultural resources segment and continued to develop our water resource segment of the business. See Consolidated Financial Statements. Also, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

(C)  NARRATIVE DESCRIPTION OF BUSINESS
     ---------------------------------

     With the completion of our financial restructuring in December 2003, we are able to continue with our strategy of development of our holdings for their highest and best uses. At present, our development activities are focused on water resource development at our San Bernardino County properties.

WATER RESOURCE DEVELOPMENT

     Our portfolio of water resources, located in close proximity to the Colorado River or the major aqueduct systems of central and southern California, such as the State Water Project and the Colorado River Aqueduct, provides us with the opportunity to participate in a variety of water storage and supply programs, exchanges and transfers.

(A)   THE CADIZ GROUNDWATER STORAGE AND DRY-YEAR SUPPLY PROGRAM
     ---------------------------------------------------------

     The Company owns approximately 35,000 acres of land and related high-quality groundwater resources in the Cadiz and Fenner valleys of eastern San Bernardino County. The aquifer system underlying this property is naturally recharged by precipitation (both rain and snow) within a watershed of approximately 1,300 square miles. See Item 2, "Properties - The Cadiz/Fenner Property".

   In 1997 we commended discussions with Metropolitan in order to develop principles and terms for a long-term agreement for a joint venture groundwater storage and supply program on this land. The Cadiz Program would provide Metropolitan with a valuable increase in water supply during periods of drought or other emergencies, as well as greater reliability and flexibility in operation of its Colorado River Aqueduct. During wet years, surplus water from the Colorado River would be stored in the aquifer system that underlies the Cadiz property. When needed, the stored water and indigenous groundwater would be returned to the Colorado River Aqueduct for distribution to Metropolitan's member agencies throughout six southern California counties. Metropolitan provides supplemental water to approximately 17 million people.

     In addition, temporary withdrawals of indigenous groundwater would also be available from the Cadiz Program during emergencies, in full compliance with the GROUNDWATER MONITORING & MANAGEMENT PLAN approved by the U.S. Department of the Interior in its RECORD OF DECISION. With this provision of the MANAGEMENT PLAN the effective long-term storage capacity of the Cadiz Program may exceed two million acre-feet.

     Following extensive negotiations with us, in April 2001 Metropolitan's Board of Directors approved definitive economic terms and responsibilities, which were to serve as the basis for a final agreement to be executed between us, subject to the then-ongoing environmental review process. Pursuant to these definitive terms, during storage operations, Metropolitan would pay a $50 fee per acre-foot for put of Colorado River water into storage, and a $40 fee per acre-foot for return of Colorado River water from storage, or a total of $90 per acre-foot to cycle water into and out of the basin. On the transfer of indigenous water, Metropolitan would pay a base rate of $230 per acre-foot, which will be adjusted according to a fair market value adjustment procedure. Metropolitan would commit to minimum levels of utilization of the Cadiz Program for both storage of Colorado River Aqueduct water (900,000 acre-feet) and transfer of indigenous groundwater (up to 1,500,000 acre-feet). In addition, the definitive terms provided for the grant to Cadiz of the option to sell a portion of the indigenous groundwater (30,000 acre-feet per year for 25 years or a total of 750,000 acre-feet) to outside third parties within Metropolitan's service area at fair market value.

     Cadiz Program facilities would include, among other things:

     * Spreading basins, which are shallow ponds that percolate water from the ground surface to the water table;

     *  High yield extraction wells designed to extract stored
        Colorado River water and indigenous groundwater from beneath the Cadiz Program area;

     * A 35-mile conveyance pipeline to connect the spreading basins and wellfield to the Colorado River Aqueduct at Metropolitan's Iron Mountain pumping plant; and

     * A pumping plant to pump water through the conveyance pipeline from Metropolitan's Iron Mountain pumping plant to the spreading basins.

     The expected cost of these facilities is approximately $150 million, which was to be jointly shared.

     The definitive terms for the Cadiz Program also call for the establishment of a comprehensive groundwater monitoring and management plan to ensure long-term protection of the groundwater basin.

     In October 2001, the environmental report was issued by Metropolitan and the U.S. Bureau of Land Management, in collaboration with the U.S. Geological Survey and the National Park Service. On August 29, 2002, the U.S. Department of Interior approved the Final Environmental Impact Statement for the Cadiz Program and issued its Record of Decision, the final step in the federal environmental review process for the Cadiz Program. The Record of Decision amends the California Desert Conservation Area Plan for an exception to the utility corridor element and offered to Metropolitan a right-of-way grant necessary for the construction and operation of the Cadiz Program.

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

     Subsequent to Metropolitan's actions, negotiations towards a final agreement for the Cadiz Program on the basis of the previously approved definitive terms have ceased.

     With Metropolitan's actions, we have not been able to complete the environmental review phase of the Cadiz Program. It is our position that Metropolitan's actions of October 2002 breached various contractual and fiduciary obligations of Metropolitan to us, and interfered with the economic advantage we would obtain from the Cadiz Program. Therefore, in April 2003 we filed a claim against Metropolitan seeking compensatory and punitive damages. See Item 3 - "Legal Proceedings".

     Irrespective of Metropolitan's actions, the need for new water storage and supply programs has not diminished in the southwestern United States. The Colorado River watershed is currently in the grip of a prolonged drought that presents major challenges to the economies of California, Nevada, and Arizona. As population continues to grow at record rates, these states are faced with the very real possibility that current and future supplies will not be able to meet demand.

     Implementation of the Cadiz Program would provide a valuable increase in water supply during periods of drought or other emergencies, as well as greater reliability and flexibility in operation of the Colorado River Aqueduct. During wet years, excess water from the Colorado River would be stored in the aquifer system that underlies approximately 35,000 acres of land owned by Cadiz. When needed, the stored water would be returned to the Colorado River Aqueduct for distribution.

     In addition, temporary withdrawals of indigenous groundwater would also be available during emergencies, in full compliance with the GROUNDWATER MONITORING & MANAGEMENT PLAN approved by the U.S. Department of the Interior in its RECORD OF DECISION. With this provision of the MANAGEMENT PLAN the effective long-term storage capacity of the Cadiz Program may exceed two million acre-feet.

     The Company believes there are a variety of scenarios under which the value of the Cadiz Program may be realized. Indeed, exploratory discussions have been initiated with representatives of governmental organizations, water agencies, and private water users with regard to their expressed interest in implementation of the Cadiz Program. Several such discussions have been held with water agencies that are independently seeking reliability of supply. Other discussions have focused on the possibility of exchanging water stored at the Cadiz Program with water contractors in other regions in California. In addition, the current drought within the Colorado River watershed has served as an impetus to cooperative discussions between states, with the goal that interstate exchanges and transfers may also become feasible in the future.

     Because of the Company's long-term relationship with Metropolitan, the Company also intends to pursue discussions with the agency in an effort to determine whether there are terms acceptable to both parties under which the Cadiz Program could be implemented. With the recent finalization of the Quantification Settlement Agreement (QSA), an agreement between the Secretary of the Interior, the State of California, Metropolitan and three other southern California water agencies quantifying the amount of water California's Colorado River users could expect on an annual basis, Metropolitan's Colorado River supplies are now specified and limited only by the variable volume of flow on the river. To meet the growing needs of its service area, Metropolitan must take advantage of all opportunities to store available Colorado River water during periods of surplus. With virtually all environmental permits and approvals in place for the Cadiz Program, except for those dependent upon Metropolitan's certification of the Environmental Impact Report (EIR), the Company believes a partnership with Metropolitan could be renewed in a timely manner if terms acceptable to both parties were to be negotiated.

     In the absence of a negotiated resolution, the Company would continue to seek an administrative resolution of its claim against Metropolitan. In April 2003 the Company filed an administrative notice of claim with Metropolitan asserting the breach by Metropolitan of various obligations specified in the PRINCIPLES OF AGREEMENT. The Company believes that by failing to complete the environmental review process, as specified in the PRINCIPLES OF AGREEMENT, Metropolitan violated this contract, breached its fiduciary duties to the Company and interfered with the Company's prospective economic advantages. In discussions following presentation of this claim, Cadiz and MWD agreed to evaluate alternative approaches to implementation of the Cadiz Program. MWD has not to date responded to the claim and Cadiz has until October 2005 to file a lawsuit against the agency.

(B)  OTHER EASTERN MOJAVE PROPERTIES
     -------------------------------

     Our second largest block of land is approximately 9,000 acres in the Piute Valley of eastern San Bernardino County. This landholding is located approximately 15 miles from the resort community of Laughlin, Nevada, and about 12 miles from the Colorado River town of Needles, California. Extensive hydrological studies, including the drilling and testing of a full-scale production well, have demonstrated that this landholding is underlain by high-quality groundwater. The aquifer system underlying this property is naturally recharged by precipitation (both rain and snow) within a watershed of approximately 975 square miles.

     Additional hydrological investigations and discussions with potential partners have commenced with the objective of developing our Piute Valley assets.

     Additionally, we own or control additional acreage located near Danby Dry Lake, approximately 30 miles southeast of our
landholdings in Cadiz and Fenner valleys.   Our Danby Lake
property is located approximately 10 miles north of the Colorado River Aqueduct, and initial hydrological studies indicate that it has excellent potential for a groundwater storage and supply project.

AGRICULTURAL OPERATIONS

     Sun World is a leading producer of high value crops and one of California's largest vertically integrated agricultural concerns. Farming approximately 10,000 acres of agricultural crops throughout southern and central California, Sun World grows dozens of varieties of fresh fruit and vegetables, and is one of the top three domestic producers of table grapes (5% of United States production) plums (6%), colored peppers (4%), and watermelon (3%). Sun World's operations include divisions specializing in farming, packing, marketing, and proprietary product development.

     On January 30, 2003, Sun World filed voluntary petitions under Chapter 11 of the Bankruptcy Code. See "General Development of Business", above. Since the filing date, Sun World has operated its business and managed its affairs as debtor and debtor in possession. As of that date due to the Company's loss of control over the operations of Sun World, the financial statements of Sun World will no longer be consolidated with those of Cadiz, but instead, Cadiz will account for its investment in Sun World on the cost basis of accounting. As a result of changing to the cost basis of accounting on January 31, 2003, we had a net investment in Sun World of approximately $195 thousand consisting of loans and other amounts due from Sun World of $13,500,000 less losses in excess of investment in Sun World of $13,305,000. We wrote off the net investment in Sun World of $195 thousand at the Chapter 11 filing date because we do not anticipate being able to recover our investment.

     As part of the Sun World bankruptcy process, we are no longer engaged in agricultural operations. We lease for operation by others approximately 1,600 acres of Cadiz/Fenner agricultural real property. See Item 2. "Properties - Leased Farm Property".

SEASONALITY

     Our water resource development activities are not seasonal in nature.

     With our divestiture of Sun World as contemplated by the agreement with a majority of Sun World's bondholders, our operations will no longer be subject to the general seasonal trends that are characteristic of the agricultural industry.

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

EMPLOYEES

     As of December 31, 2002, we employed approximately 465 full-time employees (i.e. those individuals working more than 1,000 hours per year), most of whom were employed by Sun World. Sun World, throughout the year, engages various part-time and seasonal employees, with a seasonal high of approximately 2,000 part-time employees. Additionally, Sun World contracts with outside labor contractors for personnel used in the farming operations with a seasonal high of approximately 5,000 people. Approximately 155 of our employees are represented by a labor union pursuant to contracts renewed in 2002 that expire in 2006. Generally, we believe that our employee relations are good.

REGULATION

     Our operations are subject to varying degrees of federal, state and local laws and regulations. As we proceed with the development of our properties, including the Cadiz Program, we will be required to satisfy various regulatory authorities that we are in compliance with the laws, regulations and policies enforced by such authorities. Groundwater development, and the export of surplus groundwater for sale to single entities such as public water agencies, is not subject to regulation by existing statutes other than general environmental statutes applicable to all development projects. Additionally, we must obtain a variety of approvals and permits from state and federal governments with respect to issues that may include environmental issues, issues related to special status species, issues related to the public trust, and others. Because of the discretionary nature of these approvals and concerns which may be raised by various governmental officials, public interest groups and other interested parties during both the development and approval process, our ability to develop properties and realize income from our projects, including the Cadiz Program, could be delayed, reduced or eliminated.


ITEM 2.   PROPERTIES

     We currently lease our executive offices in Los Angeles, California, which consist of approximately 4,770 square feet, pursuant to a sublease that expires on June 14, 2006. Current base rent under the lease is approximately $7,550.00 per month.

     As part of our December 2003 overall capital restructuring, we transferred all of our assets (with the exception of any Sun World related assets) to Cadiz Real Estate LLC, a Delaware limited liability company, which we sometimes refer to as Cadiz Real Estate. We hold 100% of the equity interests of Cadiz Real Estate, and therefore we continue to hold 100% beneficial ownership of the properties which we transferred to Cadiz Real Estate. Cadiz Real Estate was created at the behest of our senior secured lender, ING. The Board of Managers of Cadiz Real Estate consists of two managers appointed by us and one independent manager named by ING. As long as our obligations to ING are outstanding, Cadiz Real Estate may not institute bankruptcy proceedings without the unanimous consent of this Board of Managers (including the independent manager).

     Cadiz Real Estate is a co-obligor under our credit facilities with ING, for which the assets of Cadiz Real Estate have been pledged as security.

     Because the transfer of our properties to Cadiz Real Estate has no effect on our ultimate beneficial ownership of these properties, we refer throughout this Report to properties owned of record either by Cadiz Real Estate or by us as "our" properties.

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

     Additional numerous independent geotechnical and engineering studies conducted since 1985 have confirmed that the Cadiz/Fenner property overlies a natural groundwater basin which is ideally suited for the underground water storage and dry year transfers as contemplated in the Cadiz Program. See Item 1, "Business - Narrative Description of Business - Water Resource Development".

     In November 1993, the San Bernardino County Board of Supervisors unanimously approved a General Plan Amendment establishing an agricultural land use designation for 9,600 acres at Cadiz for which 1,600 acres have been developed and are leased to Sun World and an unaffiliated third party. This action also approved permits to construct infrastructure and facilities to house as many as 1,150 seasonal workers and 170 permanent residents (employees and their families) and allows for the withdrawal of more than 1,000,000 acre-feet of groundwater from the groundwater basin underlying our property.

OTHER EASTERN MOJAVE PROPERTIES

     We also own approximately 10,900 additional acres in the eastern Mojave Desert, including the Piute and Danby Lake properties.

     The Piute property consists of approximately 9,000 acres and is located approximately 60 miles northeast of Cadiz and approximately 15 miles west of the Colorado River and Laughlin, Nevada, a small, fast growing town with hotels, casinos and water recreation facilities. We identified the Piute property for acquisition by a combination of satellite imaging and geological techniques which we used to identify water at Cadiz.

LEASED FARM PROPERTY

     Concurrently with our acquisition of Sun World in 1996, we leased to Sun World approximately 1,600 acres of our Cadiz/Fenner property which has been developed for agricultural use. This lease, as amended pursuant to Sun World's bankruptcy proceedings, now provides for the lease by Sun World of 1,100 acres of this property through the 3004 season. The remainder of the property is leased to an unaffiliated third party. These leases provide for the lessee to be responsible for all costs associated with growing crops on the leased property. The majority of this land is used for the cultivation of permanent and annual crops and support activities, including packing facilities.

DEBT SECURED BY PROPERTIES

     Of our outstanding debt at December 31, 2002, $116.7 million represents loans secured by Sun World's properties and $35.1 million represents loans secured by the majority of our non-Sun World properties. Information regarding interest rates and principal maturities is provided in Note 10 to the consolidated financial statements.


ITEM 3.   LEGAL PROCEEDINGS

     CLAIM AGAINST METROPOLITAN

     On April 7, 2003 we filed an administrative claim against The Metropolitan Water District of California ("Metropolitan"), asserting the breach by Metropolitan of various obligations specified in our Principles of Agreement with Metropolitan. We believe that by failing to complete the environmental review process for the Cadiz Program, as specified in the Principles of Agreement, Metropolitan violated this contract, breached its fiduciary duties to us and interfered with our prospective economic advantages. See Item 1, "Business - Narrative Description of Business - Water Resource Development". The filing was made with the Executive Secretary of Metropolitan. We are seeking recovery of compensatory and punitive damages.

     In discussions following presentation of this claim, we and Metropolitan have agreed to evaluate alternative approaches to implementation of the Cadiz Program. Metropolitan has not to date responded to the claim and we have until October 2005 to file a lawsuit against the agency.

     SUN WORLD BANKRUPTCY FILING

     January 30, 2003 (the "Petition Date") Sun World and three of its wholly owned subsidiaries (Sun Desert, Inc., Coachella Growers and Sun World/Rayo) filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, Central District of California, Riverside Division (Case
Nos: RS 03-11370 DN, RS 03-11369 DN, RS 03-11371 DN, RS 03-11374
DN).  See Item 1, "Business - General Development of Business".

     OTHER PROCEEDINGS

     There are no other material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our stockholders during the fourth quarter of 2002. The results of our Annual Meeting of Stockholders held on May 6, 2002 were reported in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

                              PART II

ITEM  5.    MARKET FOR REGISTRANT'SCOMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

     Our common stock is currently traded over the counter on the OTC U.S. Market, often referred to as the "Pink Sheets" under the symbol "CDZI-OTC". Prior to March 27, 2003, the Company's common stock was listed on the Nasdaq National Market (Nasdaq). On March 27, 2003, the Company's common stock was delisted from Nasdaq, and thereafter traded on the OTC Bulletin Board until May 23, 2003, at which time our common stock was removed from the Bulletin Board and began trading on the Pink Sheets. The following table reflects actual sales transactions for the dates that the Company was trading on Nasdaq, and high and low bid information for dates subsequent. The OTC Bulletin Board and Pink Sheet market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The high and low ranges of the common stock for the dates indicated have been provided by Bloomberg LP. Please note that all stock prices listed throughout this annual report on Form 10K have been adjusted for the one for 25 reverse stock split that took place in December 2003.

                                   HIGH             LOW
     QUARTER ENDED             SALES PRICE     SALES PRICE
     -------------             -----------     -----------

     2001:
       March 31                  $ 262.50       $ 200.775
       June 30                   $ 254.50       $ 206.25
       September 30              $ 250.00       $ 178.75
       December 31               $ 224.50       $ 181.25

     2002:
       March 31                  $ 225.00       $ 191.75
       June 30                   $ 275.00       $ 205.75
       September 30              $ 155.50       $  75.00
       December 31               $  68.75       $   5.25

     On July 31, 2004, the high, low and last sales prices for the shares, as reported by Bloomberg, were $15.00, $15.00, and $15.00, respectively.

     We also have an authorized class of 100,000 shares of preferred stock. As of December 31, 2002, there were four series of preferred stock designated for issuance including:

  *  40,259 shares of Series A Junior Participating
     Preferred Stock pursuant to a Stockholders' Rights Plan, of which none were issued and outstanding

  * 5,000 shares of Series D Convertible Preferred Stock of which 5,000 shares were issued and outstanding;

  * 3,750 shares of Series E-1 Convertible Preferred Stock of which 3,750 shares were issued and outstanding;

  * 3,750 shares of Series E-2 Convertible Preferred Stock of which 3,750 shares were issued and outstanding;

     The Company subsequently entered into an agreement with the holders of the Series D, Series E-1 and Series E-2 on October 21, 2003 in which the preferred stockholders exchanged all of their shares of preferred stock for 400,000 shares of common stock. On December 15, 2003, Cadiz filed a certificate of elimination which eliminated the Series D, Series E-1 and Series E-2 Convertible Preferred Stock.

     On May 10, 1999 we adopted a Stockholders' Rights Plan. In connection with the Rights Plan, and as further described in the Rights Plan, we declared a dividend of one preferred share purchase right for each outstanding share of our common stock outstanding at the close of business on June 1, 1999, and filed a Certificate of Designations designating for issuance 40,259 shares of Series A Junior Participating Preferred Stock. No shares of Series A Participating Preferred Stock were ever issued. The Rights Plan was amended and terminated by our Board of Directors on March 25, 2004. On March 26, 2004, Cadiz filed a certificate of elimination which eliminated this series of preferred stock.

     As of July 31, 2004, the number of stockholders of record of our common stock was 240 and the estimated number of beneficial owners was approximately 2,263.

     To date, we have not paid a cash dividend on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Our ability to pay such dividends is subject to covenants pursuant to agreements with our primary lender that prohibits the payment of dividends.

     During the quarter ended December 31, 2002, we did not issue any shares. All securities sold by us during the three years ended December 31, 2002 which were not registered under the Securities Act have previously been reported in our Annual and Quarterly Reports on Forms 10K and 10-Q.


ITEM 6.   SELECTED FINANCIAL DATA

    The following selected financial data insofar as it relates to the years ended December 31, 2002, 2001, 2000, 1999 and 1998 has been derived from our audited financial statements. The information that follows should be read in conjunction with the audited consolidated financial statements and notes thereto for each of the three years in the period ended December 31, 2002 included in Part IV of this Form 10-K. See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

($in thousands, except for per share data)

                                      YEAR ENDED DECEMBER 31,
                           -----------------------------------------------
                           2002       2001      2000       1999       1998
                           ----       ----      ----       ----       ----
Statement of
  Operations Data:

Total revenues          $ 114,250  $ 92,402  $ 107,745  $ 115,229  $ 106,544
Net loss                  (22,225)  (25,722)   (22,458)    (8,594)    (7,470)
Less: Preferred stock
        dividends           1,125       591          -          -          -
      Imputed dividend
        on preferred
        stock                 984       441          -          -          -
                        ---------  --------  ---------  ---------  ---------

Net loss applicable
  to common stock       $ (24,334) $(26,754) $ (22,458) $  (8,594) $  (7,470)
                        =========  ========  =========  =========  =========

Per share:

Net loss (basic and
  diluted)              $  (16.76) $ (18.66) $  (15.88) $   (6.20) $   (5.63)
                        =========  ========  =========  =========  =========
Weighted-average common
  shares outstanding        1,452     1,434      1,414      1,387      1,327
                        =========  ========  =========  =========  =========

                                            DECEMBER 31,
                           -------------------------------------------------
                           2002       2001      2000       1999       1998
                           ----       ----      ----       ----       ----
Balance Sheet Data:

Total assets            $ 191,883  $ 198,275  $ 203,617  $ 214,102  $ 214,359
Long-term debt          $ 115,447  $ 141,429  $ 145,610  $ 142,089  $ 142,317
Redeemable preferred
  stock                 $  10,942  $   9,958  $   3,950  $       -  $       -
Common stock and
  additional paid-in
  capital               $ 156,166  $ 152,765  $ 143,063  $ 136,552  $ 127,998
Accumulated deficit     $(157,287) $(135,062) $(109,340) $ (86,882) $ (78,288)
Stockholders' equity
  (deficit)             $  (1,121) $  17,703  $  33,723  $  49,670  $  49,710


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the following discussion contains trend analysis and other forward-looking statements. Forward-looking statements can be identified by the use of words such as "intends", "anticipates", "believes", "estimates", "projects", "forecasts", "expects", "plans" and "proposes". Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. These include, among others, our ability to maximize value from our Cadiz, California land and water resources; the uncertainty of the outcome of Sun World's bankruptcy proceedings; our outstanding guarantee of Sun World's First Mortgage Notes; and our ability to obtain new financings as needed to meet our ongoing working capital needs. See additional discussion under the heading "Certain Trends and Uncertainties" below.

OVERVIEW

      CADIZ GROUNDWATER STORAGE AND DRY-YEAR SUPPLY PROGRAM. In 1997, we commenced discussions with the Metropolitan Water District of Southern California (Metropolitan) in order to develop principles and terms for a long-term agreement for a joint venture water storage and supply program on and under our Cadiz, California property. In July 1998, Cadiz and Metropolitan approved the Principles and Terms for Agreement for the Cadiz Groundwater Storage and Dry-Year Supply Program (the Cadiz Program). At the same time, Cadiz and Metropolitan authorized preparation of a final agreement based on these principles and initiated the environmental review process for the Cadiz Program. Following extensive negotiations with Cadiz to further refine and finalize these basic principles, Metropolitan's Board of Directors approved definitive economic terms and responsibilities at their April 2001 board meeting. The Cadiz Program definitive economic terms were to serve as the basis for a final agreement to be executed between Metropolitan and Cadiz, subject to the then-ongoing environmental review process.

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

      Until October 2002 we had expected that the Cadiz Program would be implemented upon the previously negotiated terms, and we had structured our financing arrangements with a view to such implementation. Following Metropolitan's vote in October 2002 to not proceed with the Cadiz Program, these financing arrangements were no longer workable on their then existing terms.

     In January 2003 our wholly-owned subsidiary, Sun World International, Inc. (which, together with its subsidiaries, we refer to as "Sun World") filed a voluntary petition for Chapter 11 bankruptcy protection in order to access seasonal financing. Historically, we, as the parent company of Sun World, had supplemented Sun World's annual working capital requirements. However, at the time of Sun World's filing we did not have the ability to do this. The only way Sun World could obtain the new financing needed to provide working capital for its 2003-2004 growing seasons was to seek court approval, pursuant to Chapter 11, to a new Debtor in Possession ("DIP") facility.

     Sun World's financial situation and bankruptcy filing, in turn, negated an agreement we had previously reached with our primary lender, ING Capital LLC ("ING") for a three year extension of approximately $35 million of senior secured loans with a maturity date of January 31, 2003. As we were unable to make payment of this debt when due, in February 2003 ING declared these loans to be in default, although we remained in negotiations with ING for an overall restructuring of this debt.

     Our financing activities during 2003 were directed primarily towards completion of an overall restructuring of our capital structure which would preserve our ability to continue with our water resource development programs. This overall capital restructuring was successfully completed in December 2003, and featured the following components, in chronological order:

  * In June 2003 we completed a private equity offering of 800,000 shares of our common stock (after giving effect to our one for twenty-five reverse stock split effective December 15, 2003 (the "Reverse Split")). 672,000 shares were issued in consideration of $1.68 million in cash, 112,000 were issued in consideration for $280 thousand in services rendered to us, and 16,000 were issued as consideration for fees related to the equity offering.
     The proceeds raised in this offering provided sufficient working capital for us to continue operations pending completion of the larger $8.6 million private placement in December 2003 described below.

  * In August 2003 our stockholders approved implementation of a reverse split of our outstanding common stock, with the exact ratio for the split to be determined by our Board of Directors at the time of the split. The reverse split was intended to increase the likelihood of our being able to meet the minimum trading price required for listing our stock on The Nasdaq SmallCap Market or other national securities exchange, as well as to provide us with additional authorized but unissued shares of common stock to be used for capital raising and other purposes.

  * In October 2003 we entered into an agreement with the holder of all of our outstanding Series D, Series E-1 and Series E-2 preferred stock whereby we issued 400,000 shares of our common stock (after giving effect to the Reverse Split) in exchange of all of our then outstanding Series D, Series E-1 and Series E-2 preferred stock. In connection with this conversion, we recorded a charge against paid-in capital as an inducement to convert.

  *  In December 2003 we simultaneously completed:

     * An extension of up to three years of our $35 million debt facility with ING (see "Liquidity and Capital Resources - Current Financing Arrangements -
        Cadiz Obligations" below);

     * A one for twenty-five reverse split of our outstanding common stock;

     * An additional equity infusion of $8.6 million through the issuance of 3,440,000 shares of common stock;

     *  The transfer of our properties to Cadiz Real Estate
        LLC, a Delaware limited liability company wholly owned by us and created at the behest of ING; and

     * The completion of our global settlement agreement with the holders of a majority of Sun World's First
        Mortgage Notes (the "Bondholders") which provides for the pledge of our equity in Sun World together with an unsecured claim due to us from Sun World of $13.5 million to a trust controlled by the Bondholders (see "Liquidity and Capital Resources -
        Current Financing Arrangements - Sun World
        Obligations" below).

      As a consequence of all of these transactions, the number of outstanding shares of our common stock (after giving effect to our December 2003 one for twenty-five reverse stock split) has increased from 1,858,659 shares as of December 31, 2002 (including 400,000 common shares issuable upon the conversion of outstanding Series D and E preferred stock) to

8,200,340 shares as of December 31, 2003 (including 1,728,955 common shares issuable upon the conversion of outstanding Series
F preferred stock).

      With the completion of these transactions, we have provided for our short-term working capital needs and are able to refocus our efforts on obtaining and utilizing the capital necessary to proceed with our water resource development programs.

RESULTS OF OPERATIONS

      The consolidated financial statements set forth herein for each of the three years in the period ended December 31, 2002 reflect the results of our operations and the operations of our wholly-owned subsidiaries including Sun World.

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

      In January 2003, Sun World filed a voluntary petition for Chapter 11 bankruptcy protection. As of that date due to the Company's loss of control over the operations of Sun World, the financial statements of Sun World will no longer be consolidated with those of Cadiz, but instead, Cadiz will account for its investment in Sun World on the cost basis of accounting. As a result of changing to the cost basis of accounting on January 31, 2003, the Company had a net investment in Sun World of approximately $195 thousand consisting of loans and other amounts due from Sun World of $13,500,000 less losses in excess of investment in Sun World of $13,305,000. Cadiz wrote off the net investment in Sun World of $195 thousand at the Chapter 11 filing date because it does not anticipate being able to recover its investment. For this reason, our net income or loss in future fiscal periods will be largely reflective of the operations of our water development activities.

      Sun World conducts its operations through four operating divisions: farming, packing, marketing and proprietary product development. Net income from farming operations varies from year to year primarily due to yield and pricing fluctuations which can be significantly influenced by weather conditions, and are, therefore, generally subject to greater annual variation than Sun World's other divisions. However, the geographic distribution of Sun World's farming operations within California and the diversity of its crop mix make it unlikely that adverse weather conditions would affect all of Sun World's properties or all of its crops in any single year. Nevertheless, net income from Sun World's packing, marketing and proprietary product development operations tends to be more consistent from year to year than net income from Sun World's farming operations. Packing and marketing revenues from third party growers represent less than 10% of Sun World's total revenues. Sun World has entered into agreements domestically and internationally to license selected proprietary fruit varieties and continues to pursue additional domestic and international licensing opportunities. License revenues represent less than 10% of our total revenues, but provide a higher operating margin than the other Sun World divisions.

(A) YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001
    ---------------------------------------------------------------------

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

      The table below sets forth, for the periods indicated, the results of operations for Sun World's four main operating divisions (before elimination of any interdivisional charges) as well as the categories of costs and expenses we incurred which are not included within the divisional results (in thousands):

                                                     YEAR ENDED
                                                     DECEMBER 31
                                                 2002         2001
                                                 ----         ----

     Divisional income (loss):
      Farming                                 $   6,701   $  (3,243)
      Packing                                     9,761       8,320
      Marketing                                   4,551       3,303
      Proprietary product development             4,457       2,891
                                              ---------   ---------

                                                 25,470      11,271

     General and administrative                  12,819      10,890
     Unusual items included in G&A                1,710           -
     Special litigation                               -      (7,929)
     Non-recurring compensation expense               -       5,537
     Removal of underperforming crops             4,514         736
     Depreciation and amortization                7,480       8,151
     Interest expense, net                       21,172      19,551
     Income tax (benefit) expense                     -          57
                                              ---------   ---------

     Net loss                                 $ (22,225)  $ (25,722)
                                              =========   =========


      FARMING OPERATIONS. Income from farming operations totaled $6.7 million for the year ended December 31, 2002 compared to a net loss of $3.2 million for the year ended December 31, 2001. Farming revenues were $87.4 million and farming expenses were $80.7 million for the year ended December 31, 2002 compared to farming revenues of $71.7 million and farming expenses of $74.9 million for 2001. Farming results were favorably impacted by the timing of the table grape harvest in Coachella and Mexico returning to normal as opposed to the harvest starting two weeks late in 2001, which created an overlap with the early table grape harvests in the San Joaquin valley. Year-to-date average F.O.B. prices for table grapes were 3.5% higher than the prior year. Additionally, Sun World experienced increased table grape production due to increased yields and due to leasing some additional organic table grape acreage for the 2002 season. Sun World sold 4.4 million boxes of table grapes for the year ended December 31, 2002 compared to 3.5 million boxes during the same period in 2001. Results were also favorably affected by increased plum yields as plum units sold were 32% higher in 2002 than in 2001. Sun World also experienced a 58% increase in F.O.B. prices for peppers. Results were favorably impacted by the continued strong performance of Sun World's proprietary SUPERIOR SEEDLESS(R) and MIDNIGHT BEAUTY(R) table grapes and BLACK DIAMOND(R) plums as production increased and F.O.B. prices remained strong coupled with the removal of certain underperforming crops at the conclusion of the 2001 season. Sun World continues to achieve a price premium for its proprietary table grape and stonefruit products compared to competing commercially available varieties.

      PACKING OPERATIONS. Sun World's packing and handling facilities contributed $9.8 million in income during the year ended December 31, 2002 and $8.3 million during the year ended December 31, 2001. Packing and handling revenue for these operations of $23.3 million was offset by $13.5 million of expenses for the year ended December 31, 2002. Revenues totaled $21.4 million offset by expenses of $13.1 million for the year ended December 31, 2001. Sun World packed 3.0 million units during the year ended December 31, 2002 compared to 2.9 million units for the year ended December 31, 2001. For the year ended December 31, 2002, Sun World handled 8.9 million units compared to 8.2 million units in 2001. The increase in units packed and handled was due primarily to increased production of table grapes and plums. Units packed and handled during the year ended December 31, 2002 consisted of Sun World-grown table grapes, peppers and seedless watermelons in the Coachella Valley; table grapes and citrus products packed for third party growers; and table grapes, stonefruit, citrus, and peppers from the San
Joaquin Valley.

      MARKETING OPERATIONS. During the year ended December 31, 2002, a total of 10.1 million units were sold consisting primarily of Sun World-grown table grapes, peppers and watermelons from the Coachella Valley; table grapes and citrus from domestic third party growers; and Sun World-grown table grapes, stonefruit, citrus, and peppers from the San Joaquin Valley. These unit sales resulted in marketing revenue of $12.2 million. Marketing expenses totaled $7.6 million for the year ended December 31, 2002 resulting in income from marketing operations of $4.6 million. During the year ended December 31, 2001, 10.1 million units were marketed resulting in revenues of $7.5 million offset by expenses of $4.2 million for income of $3.3 million. The increase in marketing profits was primarily due to increased F.O.B. prices for table grapes, plums and peppers. Additionally, revenues and expenses increased due to fruit purchased from third party suppliers and sold primarily to a customer's distribution center related to Sun World's role as a primary supplier of certain fruit categories in 2002.

      PROPRIETARY PRODUCT DEVELOPMENT. Sun World has a long history of product innovation, and its research and development center maintains a fruit breeding program that has introduced dozens of proprietary fruit varieties. Additionally, Sun World continues to expand its licensing program with key strategic partners worldwide to introduce, trial and produce Sun World's proprietary varieties, which provides Sun World with a long-term annual revenue stream based upon a royalty fee for each box of proprietary fruit sold during the life of the tree or vine. During the year ended December 31, 2002, income from proprietary product development was $4.5 million consisting of revenues of $6.9 million offset by expenses of $2.4 million. For the year ended December 31, 2001, income was $2.9 million consisting of revenues of $4.9 million offset by expenses of $2.0 million. The increase in proprietary product development net income was primarily due to a $0.5 million increase in intercompany royalties due to increased yields and higher F.O.B. prices and a $1.4 million increase in international royalties due primarily to improved table grape yields for acreage under license coupled with a delay in the South Africa harvest season, which effectively shifted a portion of South African revenues from the fourth quarter of 2001 to the first quarter of 2002. Revenues include $1.3 million related to project development and management fees payable in equity of KADCO for both 2002 and 2001.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the year ended December 31, 2002 totaled $12.8 million compared to $10.9 million for the 2001 period before the inclusion in 2002 of $1.1 million for the write-off of capitalized legal costs incurred by Sun World in litigation relating to the unsuccessful defense of intellectual property rights and $0.6 million in professional fees relating to unsuccessful attempts by Sun World to restructure debt during the year. The increase was primarily due to higher employee related costs coupled with $0.8 million of professional fees related to the KADCO combination that was not completed and costs related to exploring water development opportunities in the Middle East.

      UNUSUAL ITEMS INCLUDED IN GENERAL AND ADMINISTRATIVE
EXPENSES. Unusual items for the year ended December 31, 2002 totaled $1.7 million compared to none in 2001. The unusual items consisted of $1.1 million for the write-off of capitalized legal costs incurred by Sun World in litigation relating to the unsuccessful defense of intellectual property rights and $0.6 million in professional fees relating to unsuccessful attempts by Sun World to restructure debt during the year.

      SPECIAL LITIGATION. Cadiz was engaged in lawsuits against Waste Management seeking monetary damages arising from activities adverse to us in connection with a landfill, which until its defeat by the voters of San Bernardino County in 1996, was proposed to be located adjacent to our Cadiz/Fenner Valley properties. In March 2001, Cadiz executed a settlement agreement with Waste Management related to these lawsuits. Pursuant to the settlement agreement, Waste Management paid Cadiz $6 million in cash and granted to Cadiz approximately 7,000 acres of real property in eastern San Bernardino County primarily adjacent to the Cadiz Program property. The settlement resulted in net proceeds recognized of $7.9 million (consisting of $6.0 million in cash and land valued at $1.9 million) for the year ended December 31, 2001.

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

      REMOVAL OF UNDERPERFORMING CROPS. During 2002, we removed approximately 1,900 acres of underperforming crops consisting of 200 acres from the Cadiz ranch and 1,700 acres from Sun World's ranches. The crops removed include approximately 100 acres of juice grapes and 100 acres of citrus at the Cadiz ranch and 500 acres of wine grapes, 300 acres of raisin grapes, 400 acres of stonefruit, 400 acres of citrus, and 100 acres of table grapes from Sun World's operations. The Company recorded a non- cash charge of $4.5 million in connection with the removal of these crops.

      During 2001, management decided to remove approximately 40 acres of citrus at the Cadiz ranch and Sun World removed approximately 700 acres of wine grapes, citrus, and stonefruit.
We recorded a charge of $0.7 million in connection with the removal of these crops.

      DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the year ended December 31, 2002 totaled $7.5 million compared to $8.2 million during the same period in 2001. The decrease in depreciation was primarily attributable to certain assets being removed in 2001 and 2002 and certain assets becoming fully depreciated during the past year.

      INTEREST EXPENSE, NET. Net interest expense totaled $21.5 million compared to $19.6 million for the years ended December 31, 2002 and 2001. The following table summarizes the components of net interest expense for the two periods (in thousands):


                                                    YEAR ENDED
                                                   DECEMBER 31
                                                 2002       2001
                                                 ----       ----

   Interest on outstanding debt - Sun World   $  14,484  $  14,574
   Interest on outstanding debt - Cadiz             976      1,347
   Amortization of financing costs                5,761      3,748
   Interest income                                  (49)      (118)
                                              ---------  ---------

                                              $  21,172  $  19,551
                                              =========  =========

      The decrease in interest on outstanding debt for the year ended December 31, 2002 is primarily due to the impact of lower rates on Cadiz variable rate debt. Amortization of financing costs increases because of the addition of amortization of warrants issued for the extension and increase in the Cadiz credit facilities in the first quarter of 2002. Financing costs, which include legal fees and warrants, are amortized over the life of the debt agreement.

(B) YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000
    ---------------------------------------------------------------------

      The table below sets forth, for the periods indicated, the results of operations for Sun World's four main divisions (before elimination of any interdivisional charges), as well as the categories of costs and expenses we incurred which are not included within the divisional results (in thousands):



                                                    YEAR ENDED
                                                    DECEMBER 31
                                                 2001        2000
                                                 ----        ----
     Divisional income (loss):
       Farming                                $  (3,243) $   2,791
       Packing                                    8,320      7,193
       Marketing                                  3,303      3,868

       Proprietary product development            2,891      4,331
                                              ---------  ---------

                                                 11,271     18,183

     General and administrative                  10,890     10,939
     Special litigation                          (7,929)       424
     Removal of underperforming crops               736      1,549
     Non-recurring compensation expense           5,537          -
     Depreciation and amortization                8,151      8,381
     Interest expense, net                       19,551     19,188
     Income tax expense                              57        160
                                              ---------  ---------

     Net loss                                 $ (25,722) $ (22,458)
                                              =========  =========

      FARMING OPERATIONS. Income from farming operations totaled $3.2 million for 2001 compared to a net profit of $2.8 million in 2000. Farming revenues were $71.7 million and farming expenses were $74.9 million for 2001. For 2000, Sun World had farming revenues of $86.4 million and farming expenses of $83.6 million. Farming results were negatively impacted by a two-week weather related delay in the table grape harvest in Coachella and Mexico, which created an overlap with the early table grape harvests in the San Joaquin Valley. This overlap created downward pressure on F.O.B. prices for table grapes that continued through the entire San Joaquin Valley harvest. Year-to-date F.O.B. prices for table grapes were 3% below 2000 farming results. Additionally, Sun World experienced lower table grape yields as it sold 3.5 million boxes during 2001 compared to 3.9 million boxes during 2000.

      Results were also negatively impacted in 2001 compared to 2000 due to decreased prices for wine grapes, peppers and plums. Average F.O.B. prices for wine grapes and peppers were down due to oversupply in the industry by 45% and 29%, respectively, compared to 2000. Profits for plums were down due to lower yields coupled with smaller sized fruit resulting from adverse weather.
Sun World sold 0.8 million boxes of plums in 2001 compared to
1.0 million boxes in 2000. F.O.B. prices for plums were 25% below 2000 prices. 2001 citrus results were $1.1 million higher than 2000 due to an 18% increase in production yields coupled with a 9% increase in F.O.B. prices. The decrease in farming expenses is primarily due to the removal of certain underperforming stonefruit and wine grape acreage at the conclusion of the 2000 growing season and the reduction and elimination of certain row crop acreage in 2001 for crops that had become unprofitable. Sun World's proprietary table grape and stonefruit products allowed
Sun World to continue to command price premiums to the overall market.

      PACKING OPERATIONS. Sun World's packing and handling facilities contributed $8.3 million in income during 2001 compared to $7.2 million in 2000. The aggregate packing and handling revenue for these operations of $21.4 million was offset by $13.1 million of expenses for 2001. Revenues totaled $21.9 million offset by expenses of $14.7 million for 2000. Sun World packed 2.9 million units during 2001 and moved an additional 5.3 million units through the cold storage facilities for a total of
8.2 million units processed through the packing operations in 2001 compared to 8.6 million units in 2000. This decrease in units is due primarily to lower Sun World-grown table grape and plum yields as well as fewer units of third party citrus partially offset by increased units of third party table grapes. The increase in profits is due to increased profits per unit resulting from a price increase in storage and handling revenues for table grapes, stonefruit and peppers that was implemented in 2001 to offset increased energy and labor costs. Units packed and handled during 2001 consisted primarily of Sun World-grown table grapes, peppers and seedless watermelons in the Coachella Valley; table grapes and citrus products packed for third party growers; and Sun World-grown table grapes, stonefruit, citrus, and peppers from the San Joaquin Valley.

      MARKETING OPERATIONS. During 2001, a total of 10.1 million units were sold consisting primarily of Sun World-grown table grapes, peppers and watermelons from the Coachella Valley; table grapes and citrus from domestic third party growers; and Sun World-grown table grapes, stonefruit, citrus, and peppers from the San Joaquin Valley. These unit sales resulted in marketing revenue of $7.5 million. Marketing expenses totaled $4.2 million for 2001 resulting in income from marketing operations of $3.3 million. During 2000, 11.5 million units were sold resulting in revenues of $8.6 million offset by expenses of $4.7 million for income of $3.9 million. The decrease in revenues, marketing profits and units sold is primarily due to lower F.O.B. prices for table grapes, plums and peppers, decreased units of Sun World-grown table grapes and plums, and the elimination of certain underperforming stonefruit and row crops from production in 2001.

      PROPRIETARY PRODUCT DEVELOPMENT. Sun World has a long history of product innovation, and its research and development center maintains a fruit breeding program that has introduced dozens of proprietary fruit varieties. Additionally, Sun World continues to expand its licensing program with key strategic partners worldwide to introduce, trial and produce Sun World's proprietary varieties, which provides Sun World with a long-term annual revenue stream based upon a royalty fee for each box of proprietary fruit sold during the life of the tree or vine. During 2001, income from proprietary product development was $2.9 million consisting of revenues of $4.9 million offset by expenses of $2.0 million. For 2000, income was $4.3 million consisting of revenues of $6.0 million offset by expenses of $1.7 million. The decrease in proprietary product development net income is primarily due to decreased intercompany royalties due to lighter yields, additional costs associated with the expansion of Sun World's licensing distribution structure, and a timing difference for international royalties due to harvest delays in South Africa. Revenues include $1.3 million related to project development and management fees payable in equity of KADCO for both 2001 and 2000. During 2001, Sun World expanded its acreage under license with its strategic partners by 15% to over 7,000 acres.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $10.9 million for 2001 and 2000.

      SPECIAL LITIGATION. We were engaged in lawsuits against Waste Management seeking monetary damages arising from activities adverse to us in connection with a landfill, which until its defeat by the voters of San Bernardino County in 1996, was proposed to be located adjacent to our Cadiz/Fenner Valley properties. In March 2001, we executed a settlement agreement with Waste Management related to these lawsuits. Pursuant to the settlement agreement, Waste Management paid Cadiz $6 million in cash and granted to Cadiz an exclusive option to receive, at no cost to Cadiz, up to approximately 7,000 acres of real property in eastern San Bernardino County primarily adjacent to the Cadiz
Program property. In April 2001, we exercised the option and as a consequence acquired the subject property. The settlement resulted in net proceeds of $7.9 million (consisting of $6.0 million in cash and land valued at $1.9 million) for 2001. During 2000, expenses including litigation costs and professional fees related to this matter totaled $0.4 million.

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

      INTEREST EXPENSE. Net interest expense totaled $19.6 million during the year ended December 31, 2001 compared to $19.2 million during the year ended December 31, 2000. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                                     YEAR ENDED
                                                     DECEMBER 31
                                                  2001       2000
                                                  ----       ----

     Interest on outstanding debt - Sun World  $  14,574  $  14,546
     Interest on outstanding debt - Cadiz          1,347      2,319
     Amortization of financing costs               3,748      2,546

     Interest income                                (118)      (223)
                                               ---------  ---------

                                               $  19,551  $  19,188
                                               =========  =========

      The increase in interest on outstanding debt during 2001 was primarily due to (a) increased average borrowings under Sun World's revolving credit facility; (b) increased interest and financing costs related to the debt added by Sun World in December 2000, and (c) amortization of warrants issued for the extension of Cadiz' revolving credit facility and term loan facility, which total increase is partially offset by the savings from lower prime and LIBOR interest rates on our variable rate debt. Financing costs, which include legal fees, loan fees and warrants, are amortized over the life of the debt agreement.


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

     As of December 31, 2002, we were obligated for approximately $10,095,068 under a senior term loan facility and $25 million under a revolving credit facility with our primary secured lender, ING Capital LLC. Each facility had a maturity date of January 31, 2003. Sun World's bankruptcy filing negated an agreement we had previously reached with ING for a three year extension of these loans, and in February 2003 ING declared these loans to be in default.

     During 2003 we remained in continuing discussions with ING concerning an overall restructuring of this debt and in December
2003, as part of an overall restructuring of our capital structure, we entered into agreements with ING which provided for:

  * Establishing the outstanding principal amount owed under the senior term loan facility at $10 million and under the revolving credit facility at $25 million, for an aggregate outstanding principal balance owed to ING of $35 million;

  * The immediate payment to ING of approximately $2.4 million, representing payment of approximately $2 million in accrued and unpaid interest on the credit facilities through September 30, 2003 and payment of approximately $400,000 in expenses incurred by ING;

  * An extension of the maturity date of the credit facilities until March 31, 2005, with three additional automatic 6 month extensions conditioned on our maintaining, as of the commencement date of each extension, cash in an amount equal to at least 4% of the outstanding principal balance of the credit facilities in a cash collateral account held by ING;

  * Interest commencing as of October 1, 2003 at the rate of either (i) 8%, payable in cash, or (ii) 4% payable in cash plus 8% payable in kind. Interest is payable every six months commencing March 31, 2004. We have the right to choose the form of payment with respect to each date upon which an interest payment is due. At the closing of our restructuring, we deposited into ING's cash collateral account the sum of $2,142,280, representing interest accruing at the rate of 4% per annum from October 1, 2003 until March 31, 2005;

  * The issuance to ING of 100,000 shares of Series F preferred stock, convertible as of the date of issuance into 1,728,955 shares of our common stock. As the holder of this preferred stock, in addition to conversion rights ING has:

     *  The right to appoint two members of our Board of Directors

     * The right to approve the authorization or issuance of any other class or shares of our preferred stock;

     *  Anti-dilution protection;

     *  Pre-emptive rights;

     *  Registration rights; and

     * Dividend, liquidation and voting rights shared on an as-converted basis with common stock.

  * The transfer of all of our assets (with the exception of any Sun World related assets) to Cadiz Real Estate LLC, a Delaware limited liability company ("Cadiz Real Estate"), a newly created Delaware limited liability company in which we hold 100% of the economic interests. Cadiz Real Estate is a co-obligor with us on our credit facilities with ING, and the properties now held of record by Cadiz Real Estate secure our obligations under these facilities. We have entered into a management agreement with Cadiz Real Estate pursuant to which we will manage the assets now held by Cadiz Real Estate, subject to the requirements of the Operating Agreement of Cadiz Real Estate. The Operating Agreement of Cadiz Real
     Estate provides for a Board of Managers consisting of two managers appointed by us and one independent manager named by ING. As long as our obligations to ING are outstanding, Cadiz Real Estate may not institute bankruptcy proceedings without the unanimous consent of this Board of Managers (including the independent manager).

     The debt covenants associated with these credit facilities were negotiated by the parties with a view towards our operating and financial condition as it existed at the time of the restructuring. Given current circumstances, we do not consider it likely that we will be in material breach of such covenants.

     As we continue to actively pursue our business strategy, additional financing specifically in connection with our water programs will be required. See "Outlook", below. As the parties anticipated this need at the time of our credit restructuring, the covenants in the credit facility which would otherwise prohibit our incurrence of additional debt (or our use of our assets as security for such debt) contain an exception for debt and liens incurred in order to finance the acquisition, construction or improvement of any assets (up to a maximum of $135 million at any one time outstanding). The covenants in the credit facilities do not prohibit our use of equity financing, but do provide that 35% of the proceeds of such issuance be applied as a prepayment against such facilities (which prepayment may take the form of a deposit in ING's cash collateral account). We do not expect these covenants to materially limit our ability to undertake debt or equity financing in order to finance our water development activities.

     Subsequent to the conversion of Series D and E preferred stock discussed in Item 5, at December 31, 2003, we have no outstanding credit facilities or preferred stock other than that held by ING as described above.

     SUN WORLD OBLIGATIONS. Sun World has outstanding $115 million of First Mortgage Notes. The First Mortgage Notes were originally to mature on April 15, 2004. The First Mortgage Notes are currently in default as a consequence of the Sun World bankruptcy filing. Sun World's proposed plan of reorganization currently provides for settlement of claims held by the holders of these notes through the issuance of equity interests in Sun World to such holders.

     The Sun World notes are also secured by the guarantee of Cadiz. As we are not a party to the Sun World bankruptcy filing, the effectiveness of a plan of reorganization which discharges Sun World's obligation to holders of these notes will not, in and of itself, release us of any obligations which we may still have under this guarantee. The Plan, as currently proposed, includes a release in our favor with respect to any of our remaining obligations under this guarantee; however, we do not know whether this provision of the Plan will be approved by the Bankruptcy Court.

     We have limited any potential obligation we may have otherwise had under the guarantee by entering into release agreements with the majority of holders of the Sun World notes. For example, in December 2003 we entered into a global settlement agreement with Sun World and with the holders of a majority of Sun World's First Mortgage Notes (the "Bondholders") (see Item 1, "Business - General Development of Business"). Pursuant to this global settlement agreement, the Bondholders waived their rights to seek recovery against us on account of our guarantee of Sun World's obligations under the First Mortgage Notes. This right will similarly be waived by any other note holder which elects to opt into this settlement. The identity and ownership interests of Sun World's bondholders is not a matter of public record, however, based on the results of investigations performed on behalf of Sun World, we believe that we have obtained waivers and/or releases to date from Bondholders which hold, together with their affiliates, approximately 88% in interest of outstanding Sun World notes. All of the remaining Sun World notes (other than a nominal interest of less than 1%) are held by persons who are also shareholders of ours.

     No non-releasing bondholder has sought to enforce our guarantee of Sun World's obligations against us, nor has any such bondholder given any indication to us that it plans to do so. As part of our December 2003 global settlement agreement, the Bondholders gave written direction to the indenture trustee irrevocably instructing the trustee to take no action against us on behalf of bondholders or on account of the guarantee.
Further, we believe that if a bondholder's claim against Sun World is ultimately satisfied in whole or in part through a Sun World plan of reorganization, then such bondholder will not be entitled to enforce the guarantee against us as to the amount of the claim so satisfied.

     In view of all of these factors, we do not anticipate that significant claims will be made against us under the guarantee and we are not setting aside existing working capital or seeking to raise additional working capital in order to pay claims under the guarantee.

     We have no other obligations or working capital needs with respect to Sun World. As part of our December 2003 global settlement, we have settled all of our claims and obligations with Sun World. Although we continue to be the record owner of Sun World's stock, Sun World will not be receiving working capital contributions from us while it is in bankruptcy proceedings. Sun World's currently proposed plan of reorganization provides for our ownership interests in Sun World to be canceled. Whether or not this plan is approved, we do not expect to provide working capital support for a reorganized Sun World.

      CASH USED FOR OPERATING ACTIVITIES. Cash used for operating activities totaled $10.1 million for the year ended December 31, 2002, as compared to cash used for operating activities of $4.3 million for the year ended December 31, 2001. The increase in cash used for operating activities was primarily due to $4.4 million lower accounts payable balances and $1.0 million higher inventories at December 31, 2002.

      CASH USED FOR INVESTING ACTIVITIES. Cash used for investing activities totaled $2.1 million for the year ended December 31, 2002, as compared to $5.5 million for the same period in 2001. The decrease was primarily due to reduced capital expenditures coupled with increased sales of property, plant and equipment.

      CASH PROVIDED BY FINANCING ACTIVITIES. Cash provided by financing activities totaled $14.0 million for the year ended December 31, 2002 consisting primarily of $10 million of borrowings under the Cadiz revolving credit facility coupled with net short-term borrowing of $4.4 million by Sun World. Borrowings increased from the prior year in which monies were received from the Rail-Cycle and Rayo water litigation settlements. For the same period in 2001, cash provided by financing activities totaled $7.9 million consisting primarily of $7.5 million in proceeds from the issuance of Series E preferred stock.
Principal payments on long-term debt totaled $0.8 million for the year ended December 31, 2002 compared to $1.6 million for the year ended December 31, 2001. Net proceeds from the exercise of stock options totaled $0.8 million during the year ended December 31, 2002 and $1.6 million for the year ended December 31, 2001.

(B) OUTLOOK
    -------

    SHORT TERM OUTLOOK. The proceeds of our 2003 private placements have provided us with sufficient cash to meet our expected working capital needs through approximately May 2005. $2.0 million of the proceeds of our December 2003 private placement were used to bring current our outstanding interest payments owed to ING under our ING credit facilities. $2.1 million of the proceeds of our December 2003 private placement were placed in a cash collateral account with ING in order to extend the maturity date of the credit facility through March 31, 2005. These funds can be applied, if necessary, to the payment of accrued interest due under our credit facilities with ING. The remainder of the proceeds will be used to meet our ongoing working capital needs.

    LONG TERM OUTLOOK. In the longer term, our working capital needs will be determined based upon the specific measures we
pursue in the development of our water resources.   Whichever
measure or measures are chosen, we expect that we will need to raise additional cash from time to time until we are able to generate cash through our development activities. We will evaluate the amount of cash needed, and the manner in which such cash will be raised, on an ongoing basis. We may meet any such future cash requirements through a variety of means to be determined at the appropriate time. Such means may include equity or debt placements, or the sale or other disposition of assets. Equity placements would be undertaken only to the extent necessary so as to minimize the dilutive effect of any such placements upon our existing stockholders.

(C)  CERTAIN TRENDS AND UNCERTAINTIES
     --------------------------------

     In connection with the "safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are filing cautionary statements identifying important risk factors that could cause our actual results to differ materially from those projected in our forward-looking statements made by or on our behalf.

     We wish to caution readers that these factors, among others, could cause our actual results to differ materially from those expressed in any projected, estimated or forward-looking statements relating to us. The following factors should be considered in conjunction with any discussion of operations or results by us or our representatives, including any forward-looking discussion, as well as comments contained in press releases, presentations to securities analysts or investors, or other communications to us.

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

     OUR REVENUES ARE DEPENDENT UPON THE SUCCESS OF OUR WATER DEVELOPMENT PROJECTS. We may never generate revenues or become profitable unless we are able to successfully implement our water development programs. At present, we do not know the terms, if any, upon which we may be able to proceed with the Cadiz Program, or any alternative means which we may be able to use in order to implement our water development programs. Regardless of the form of our water development programs, the circumstances under which transfers or storage of water can be made and the profitability of any transfers or storage are subject to significant uncertainties, including hydrologic risks of variable water supplies, risks presented by allocations of water under existing and prospective priorities, and risks of adverse changes to or interpretations of U.S. federal, state and local laws, regulations and policies. Additional risks attendant to such programs include our ability to obtain all necessary regulatory approvals and permits, possible litigation by environmental or other groups, unforeseen technical difficulties, and general market conditions for water supplies.

     WE ARE UNCERTAIN OF THE OUTCOME OF SUN WORLD'S BANKRUPTCY PROCEEDINGS. Sun World's plan of reorganization, as filed with the U.S. Bankruptcy Court, has not been approved. We do not know when or if this plan will ever be approved. In addition, we do not know whether changes will need to be made to the plan in order to obtain approval of the plan and, if so, what such changes would be. Notwithstanding our separate and binding global settlement agreements with Sun World and with the holders of a majority in interest of Sun World's First Mortgage Notes, we will not know the exact nature of the post-bankruptcy ownership structure of Sun World or the final disposition of our claims and the claims of Sun World's creditors in the bankruptcy proceedings until such proceedings are formally concluded.

     A PENDING APPEAL OF THE BANKRUPTCY COURT'S APPROVAL OF OUR SETTLEMENT WITH SUN WORLD MAY BE SUCCESSFUL. A single unsecured creditor of Sun World has appealed the order of the Bankruptcy Court which authorized Sun World to enter into a global settlement agreement with us. We may be exposed to significant monetary damages (and, as a result, potential default under our agreements with our senior secured lender) if (i) this appeal is successful in reversing the Bankruptcy Court's order, (ii) our settlement with Sun World is thereafter disapproved and abandoned, (iii) litigation is commenced on behalf of Sun World's estate against us, and (iv) a judgment is obtained against us and enforced.

     OUR GUARANTEE OF SUN WORLD'S FIRST MORTGAGE NOTES REMAINS OUTSTANDING. Sun World's First Mortgage Notes are secured by our guarantee. If, notwithstanding our efforts to limit potential obligations under this guarantee, a claim is successfully asserted against us under this guarantee, we may not have the ability to pay such a claim. Our inability to pay a claim under the guarantee may materially and adversely affect our ability to conduct our business and thereby cause a default under our agreements with our senior secured lender.

      OUR FAILURE TO MAKE TIMELY PAYMENTS OF PRINCIPAL AND INTEREST ON OUR INDEBTEDNESS MAY RESULT IN A FORECLOSURE ON OUR ASSETS. As of December 31, 2003, we had indebtedness outstanding to our senior secured lender of approximately $35 million. Our assets have been put up as collateral to secure the payment of this debt. If we cannot generate sufficient cash flow to make timely payments of principal and interest on this indebtedness, or if we otherwise fail to comply with the terms of agreements governing our indebtedness, we may default on our obligations. If we default on our obligations, our lenders may sell off the assets that we have put up as collateral. This, in turn, may result in a cessation or sale of our operations.

     OUR STOCK IS NOT TRADED ON A NATIONAL SECURITIES EXCHANGE. Effective March 27, 2003, our common stock was delisted from trading on the Nasdaq National Market. While we intend to reapply for a Nasdaq listing as soon as we are eligible to do so, certain requirements for such a listing, such as minimum trading price, are not within our control, and therefore we cannot be certain when or if we will be able to meet the initial listing requirements of Nasdaq or another national securities exchange.

     FURTHER EQUITY FINANCINGS WILL RESULT IN THE DILUTION OF OWNERSHIP INTERESTS OF CURRENT STOCKHOLDERS. We may require additional capital to finance our operations until such time as our water development operations produce revenues. We cannot assure you that our current lenders, or any other lenders, will give us additional credit should we seek it. Consequently, we will likely seek to raise additional working capital in the near term through further equity financings, which will result in dilution to the equity interests of current common stockholders.

     THE REGISTRATION FOR RESALE OF COMMON STOCK PURSUANT TO EXISTING REGISTRATION RIGHTS AGREEMENTS WILL INCREASE THE NUMBER OF OUTSTANDING SHARES OF OUR COMMON STOCK ELIGIBLE FOR RESALE. The sale, or availability for sale, of these shares could cause decreases in the market price of our common stock, particularly in the event that a large number of shares were sold in the public market over a short period of time. Similarly, the perception that additional shares of our common stock could be sold in the public market in the future, could cause a reduction in the trading price of our stock.

     WE ARE RESTRICTED BY CONTRACT FROM PAYING DIVIDENDS AND WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE. Any return on investment on our common stock will depend primarily upon the appreciation in the price of our common stock. To date, we have never paid a cash dividend on our common stock. The loan documents governing our credit facilities with ING prohibit the payment of dividends while such facilities are outstanding. As we have a history of operating losses, we have been unable to date to pay dividends. Even if we post a profit in future years, we currently intend to retain all future earnings for the operation of our business. As a result, we do not anticipate that we will declare any dividends in the foreseeable future.

(D)  CRITICAL ACCOUNTING POLICIES
     ----------------------------

     As discussed in Note 2 to the Consolidated Financial Statements of Cadiz, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements based on all relevant information available at the time and giving due to consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Management has concluded that the following critical accounting policies described below affect the most significant judgments and estimates used in the preparation of the consolidated financial statements.

     (1) INVENTORIES AND RELATED ALLOWANCE FOR OBSOLETE AND EXCESS INVENTORY. Inventories are valued at the lower of cost or market. Management estimates what market conditions will be for produce based on the age, size, quality and overall market for fresh product held in inventory at the end of each reporting period. When future market conditions indicate that the cost of the inventory plus any additional selling expenses exceed the expected net revenues to be received, we provide a reserve for the amount of estimated costs in excess of estimated net revenues. Management also regularly conducts a review of non-product inventory that consists primarily of corrugated boxes, chemicals and seed. Appropriate allowances are made based on management's review for all excess and obsolete inventory compared to estimated future usage and sales.

     (2) INTANGIBLE AND OTHER LONG-LIVED ASSETS. Property, plant and equipment, intangible and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At Sun World, management regularly reviews crop portfolios in an attempt to identify crops that are underperforming generally at the conclusion of each growing season. As a result of these reviews, management determines which crops will be removed immediately or at the conclusion of the next growing season. As such, appropriate writedowns and accruals for estimated removal costs are made and where appropriate, remaining useful lives are shortened to correspond to the estimated period that the assets will are expected to generate future revenues. As a result of the actions taken by Metropolitan in the fourth quarter of 2002 as described in Note 1, the Company, with the assistance of an independent valuation firm, evaluated the carrying value of its water program and determined that the asset was not impaired and that the costs will be recovered through sale or operation of the project.

     (3) GOODWILL. As a result of a merger in May 1988 between two companies, which eventually became known as Cadiz Inc., goodwill in the amount of $7,006,000 was recorded. This amount was being amortized on a straight-line basis over thirty years. Accumulated amortization was $3,193,000 at December 31, 2001. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, ("SFAS No. 142") "Goodwill and Other Intangible Assets". Under SFAS No. 142 goodwill and intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests in accordance with the Statement. Upon adoption of SFAS No. 142, effective at the beginning of fiscal 2002, the Company performed a transitional fair value based impairment test and determined that its goodwill was not impaired. In addition, cessation of amortization of goodwill upon adoption of SFAS No. 142 did not have a material impact upon the Company's financial position or results of operations. Goodwill is tested for impairment annually in the first quarter, or earlier if events occur which require an impairment analysis be performed. As a result of the actions taken by Metropolitan in the fourth quarter of 2002 as described in Note 1 to the financial statements, the Company, with the assistance of an independent appraisal firm, performed an impairment test of its goodwill and determined that its goodwill was not impaired.

     (4) DEFERRED TAX ASSETS AND VALUATION ALLOWANCES. To date, we have had a history of net operating losses as we have not generated significant revenue from our water development programs and Sun World had experienced losses from its agricultural operations. As such, we have generated significant deferred tax assets, including large net operating loss carry forwards for federal and state income taxes for which we have a full valuation allowance. Management is currently working on initiatives at Cadiz that are designed to generate future taxable income, although there can be no guarantee that this will occur. As taxable income is generated, some portion or all of the valuation allowance will be reversed and an increase in net income would consequently be reported in future years.

(E)  NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------

         Adoption of Statement of Financial Accounting Standard
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, SFAS No. 141, Accounting for Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets did not have a material impact on the Company's financial position, results of operations or cash flows for the year ended December 31, 2002.

     In April 2002, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standard (SFAS) No. 145, which rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers, and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking Fund Requirements as well as amends FASB No. 13, to make various
technical various corrections.   The Statement is effective for
financial statements issued after May 15, 2002. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company adopted the provisions of SFAS 146 effective January 1, 2003 and such adoption did not have a material impact on the consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of 2002 and the recognition provisions of FIN 45 effective January 1, 2003. Such adoption did not have a material impact on the consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to Statement 123 in paragraphs 2(a)-2(e) of this Statement shall be effective for financial statements for fiscal years ending after December 15, 2002. Earlier application of the transition provisions in paragraphs 2(a)-2(d) is permitted for entities with a fiscal year ending prior to December 15, 2002, provided that financial statements for the 2002 fiscal year have not been issued as of the date this Statement is issued. Early application of the disclosure provisions in paragraph 2(e) is encouraged. The amendment to Statement 123 in paragraph 2(f) of this Statement and the amendment to Opinion 28 in paragraph 3 shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on its financial position or results of its operations.

     In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have an impact on its consolidated financial statements since it currently has no variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities ( SPE). The consolidation requirements apply to all SPE s in the first year or interim period ending after December 15, 2003. The Company's adoption of the provisions of FIN 46R is not expected to have a material impact on its consolidated financial statements.

     In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. The Company adopted the provisions of SFAS 149 effective June 30, 2003 and such adoption did not have an impact on its consolidated financial statements since the Company has not entered into any derivative or hedging transactions.

     In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

  * a financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;

  * a financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer s equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and

  * a financial instrument that embodies an unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer's equity shares, or (3) variations inversely related to changes in the fair value of the issuer s equity shares.

     In November 2003, FASB issued FASB Staff Position No. 150-3 which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities, SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS 150 are deferred indefinitely. The measurement provisions of SFAS 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period. The Company adopted the provisions of SFAS 150 effective June 30, 2003, and such adoption did not have an impact on our consolidated financial statements.

(F)  OFF BALANCE SHEET ARRANGEMENTS
     -------------------------------

     Cadiz does not have any off balance sheet arrangements at this time.

(G)  CERTAIN KNOWN CONTRACTUAL OBLIGATIONS
     -------------------------------------

                                           PAYMENTS DUE BY PERIOD
CONTRACTUAL                      LESS THAN                            AFTER
  OBLIGATIONS           TOTAL     1 YEAR     1-3 YEARS   4-5 YEARS   5 YEARS
-------------           -----    ---------   ---------   ---------   -------

Cadiz Inc.
----------

Long term debt
  obligations (A)     $  35,000  $       -  $  35,000  $       -  $       -

Operating leases            262        112        150          -          -

Sun World International, Inc.
-----------------------------

Long term debt
  obligations (B)       121,697      6,250    115,442          5          -

Operating leases            714        375        339          -          -
                      ---------  ---------  ---------  ---------  ---------

Total contractual cash
  obligations         $ 157,673  $   6,737  $ 150,931  $       5  $       -
                      =========  =========  =========  =========  =========

(A) Cadiz long-term debt included in the table above reflects the debt restructuring which occurred in December 2003 as described above in Item 7, Managements Discussion and Analysis of Financial Condition and Results of Operation; Liquidity and
Capital Resources; Cadiz Obligations.

(B) As a result of the Chapter 11 filing on January 30, 2003 all required principal payments on this long-term debt are suspended. Therefore the commitments shown above will not reflect


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates on long-term debt obligations that impact the fair value of these obligations. Our policy is to manage interest rates fair values by year of scheduled maturities to evaluate the expected cash flows and sensitivity to interest rate changes (in thousands of dollars). Circumstances could arise which may cause interest rates and the timing and amount of actual cash flows to differ materially from the schedule below:

                                           LONG-TERM DEBT
                    --------------------------------------------------------
                     FIXED RATE      AVERAGE     VARIABLE RATE     AVERAGE
EXPECTED MATURITY    MATURITIES   INTEREST RATE   MATURITIES   INTEREST RATE
-----------------    ----------   -------------  ------------- -------------

Sun World International, Inc. (A)
  2003                $     394        7.8%       $   5,856          6.0%
  2004                  115,419       11.2%               -            -
  2005                       23        8.8%               -            -
  2006                        5       10.2%               -            -
                      ---------       -----       ---------          ----

Subtotal                115,841       11.2%           5,856          6.0%

Cadiz, Inc. (B)
  2005                   35,000       12.0%               -            -
                      ---------       -----       ---------          ----

  Total               $ 150,841       11.4%       $   5,856          6.0%
                      =========       =====       =========          ====


(A) As a result of the Chapter 11 filing on January 30, 2003 all required principal payments on this long-term debt are suspended. Therefore the commitments shown above will not reflect cash outlays in future periods.

(B) Cadiz long-term debt included in the table above reflects the debt restructuring which occurred in December 2003 as described above in Item 7, Managements Discussion and Analysis of Financial Condition and Results of Operation; Liquidity and
Capital Resources; Cadiz Obligations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The information required by this item is submitted in response to Part IV below. See the Index to Consolidated
Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.


ITEM 9A. CONTROLS AND PROCEDURES

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2002. As of the date of that evaluation, our Chairman, Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective in timely alerting him to material information relating to Cadiz (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to affect, our internal control over financial reporting, and no corrective actions with regard to significant deficiencies or weaknesses.



                            PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


   Name                         Age       Position with Cadiz
   ----                         ---       -------------------

   Keith Brackpool               47       Chairman of the Board,
                                          President, Chief Executive and
                                          Financial Officer

   Murray H. Hutchison           66       Director

   Timothy J. Shaheen            44       Director and President
                                          and Chief Executive Officer of
                                          Sun World International, Inc.

   Geoffrey Arens                40       Director

   Gregory Ritchie               40       Director

   Richard E. Stoddard           53       CEO and Chairman of the Board of
                                          Managers of Cadiz Real Estate LLC

     Keith Brackpool is a founder of Cadiz, has served as a member of Cadiz' Board of Directors since September 1986, and has served as President and Chief Executive Officer of Cadiz since December 1991. Mr. Brackpool assumed the role of Chairman of the Board of Cadiz on May 14, 2001, and the role of Chief Financial Officer on May 19, 2003. Mr. Brackpool has also been a principal of 1334 Partners L.P., a partnership that owns commercial real estate from 1989 to present.

     Murray H. Hutchison was appointed a director of Cadiz in June 1997. He is also a member of the Board of Managers (an LLC's functional equivalent of a Board of Directors) of Cadiz' subsidiary, Cadiz Real Estate LLC. In his capacity as a manager of the LLC he performs essentially the same duties on behalf of the LLC as he would as an outside director for a corporation. Since his retirement in 1996 from International Technology Corporation, a publicly traded diversified environmental management company, Mr. Hutchison has been self-employed with his business activities involving primarily the management of an investment portfolio. From 1976 to 1994, Mr. Hutchison served as Chief Executive Officer and Chairman of International Technology. Mr. Hutchison currently serves as a director of Jack in the Box, Inc., a publicly traded fast food restaurant chain. Additionally, Mr. Hutchison serves as Chairman of the Huntington Hotel Corporation, a privately owned hotel and office building, and as a director of several other non-publicly traded U.S. companies.

     Timothy J. Shaheen was appointed a director of Cadiz in March 1999. Mr. Shaheen has also served as the President, Chief Executive Officer and a director of Cadiz' wholly-owned subsidiary, Sun World International, Inc., since September 1996. Mr. Shaheen has 18 years of experience in the produce industry and is active on several industry advisory committees. Prior to joining Sun World, he served as a senior executive with Albert Fisher North America, a publicly traded domestic and international produce company from 1989 to 1996. While with Albert Fisher, Mr. Shaheen also served as director of its Canadian produce operations and as a director of Fresh Western Marketing, one of the largest growers and shippers of fresh vegetables in the Salinas Valley of California. Prior to his employment with Albert Fisher, Mr. Shaheen has seven years of experience with the accounting firm of Ernst & Young LLP. Mr. Shaheen is a certified public accountant. As described more fully in "Item 1 Description of Business - General Development of Business" above, Sun World and its domestic subsidiaries filed for bankruptcy on January 30, 2003.

     Geoffrey Arens was appointed a director of Cadiz on January 30, 2004 as a nominee of ING pursuant to the rights of ING as holder of Cadiz' Series F preferred stock. Mr. Arens has been with ING since 1995 and is the co-Head of ING's Strategic Trading Platform Americas group and as such is responsible for that group's global proprietary investing business. He is also CEO of ING Capital Advisors, LLC, a registered investment advisor specializing in the management of leveraged loan assets for large institutional clients. In addition to his Board duties at Cadiz, Mr. Arens also serves on the Board of Directors of ING Capital Management, Ltd., and California Coastal Communities, Inc.

     Gregory Ritchie was appointed a director of Cadiz on March 25, 2004 as a nominee of ING pursuant to the rights of ING as holder of Cadiz' Series F preferred stock. Mr. Ritchie has been with ING since 1995 and is a Managing Director and the co-head of ING's Strategic Trading Platform and as such is responsible for the group's global proprietary investing business. He is also head of the Strategic Trading Platform's Equities team.

     Richard E. Stoddard serves as CEO and Chairman of the Board of Managers of Cadiz Real Estate LLC, the subsidiary of Cadiz, directing the development of the Cadiz Groundwater Storage
Program and the other Cadiz real estate assets. In addition, since 1988, Mr. Stoddard has served as the Chairman and CEO of Kaiser Ventures LLC, an unrelated public entity involved in water development, real estate development and waste management projects in southern California. Mr. Stoddard also serves as a general business consultant to Cadiz.

     The certificate of designation for our Series F preferred stock provides that the holder(s) of the Series F preferred stock
(currently ING) have the right to elect two members of the Board of Directors.

     Directors of Cadiz hold office until the next annual meeting of stockholders or until their successors are elected and qualified. There are no family relationships between any directors or current officers of Cadiz. Officers serve at the discretion of the Board of Directors.

     The Board of Directors has determined that Mr. Hutchison, a member of the Company's Audit Committee, is an "audit committee financial expert" as that term is defined in Item 401(h) of Regulation S-K under the Securities Act. The other members of the Audit Committee are Messrs. Arens and Ritchie. The Board has determined that Messrs. Hutchison, Arens and Ritchie are independent in accordance with the criteria and guidelines established by Nasdaq.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities ("reporting persons"), to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Cadiz. Reporting persons are required by the SEC regulations to furnish Cadiz with copies of all Section 16(a) forms they file. We have filed these forms on behalf of some of our directors and officers in the past and have a power of attorney to assist certain of them in the future. To Cadiz' knowledge, based solely on a review of the copies of reports and amendments thereto on Forms 3, 4 and 5 furnished to us by reporting persons and forms that we filed on behalf of certain directors and officers, during, and with respect to, Cadiz' fiscal year ended December 31, 2002, and on a review of written representations from reporting persons to Cadiz that no other reports were required to be filed for such fiscal year, the Forms 4 filed in the third quarter for Mr. Hutchison, Mr. Anthony Coehlo (who was then a director of Cadiz but resigned effective December 15, 2003) and Mr. Dwight Makins (who was then a director of Cadiz but resigned effective December 15, 2003) which reported each of their grants of 580 stock options for services as directors, were inadvertently filed late, and all other Section 16(a) filing requirements applicable to Cadiz' directors, executive officers and greater than 10% beneficial owners during such period were satisfied in a timely manner.

CODE OF ETHICS

     Cadiz has adopted a code of ethics that applies to all of its employees, including its principal executive and financial officer. A copy of the code of ethics may be found on Cadiz' website at www.cadizinc.com. Other information on this website is not incorporated as part of this filing.

ITEM 11.  EXECUTIVE COMPENSATION

     The tables and discussion below set forth information about the compensation awarded to, earned by, or paid to Cadiz' executive officers during the years ended December 31, 2002, 2001 and 2000.

SUMMARY COMPENSATION TABLE

                                         ANNUAL         OTHER LONG-TERM
NAME AND          FISCAL              COMPENSATION(2) COMPENSATION AWARDS
PRINCIPAL         YEAR(1)    SALARY     BONUS(3)       RESTRICTED STOCK
POSITION                                                  AWARDS(4)(5)

Keith Brackpool   12/31/02  $500,000    $ 233,124        $     -0-
 President and    12/31/01   500,000          -0-              -0-
 Chief Executive
 Officer(6)       12/31/00   500,000      150,000          150,000

Timothy J.
  Shaheen         12/31/02   300,000          -0-              -0-
 President and    12/31/01   300,000          -0-              -0-
 Chief Executive
 Officer          12/31/00   300,000       75,000           75,000
 of Sun World

Stanley E.
  Speer           12/31/02   260,000          -0-              -0-
 Chief Financial
 Officer(6)       12/31/01   260,000          -0-              -0-
                  12/31/00   260,000       65,000           65,000

--------------------------------

  (1) The information presented in this table is for the years ended December 31, 2002, 2001 and 2000. The executive officers for whose compensation has been disclosed for the year ended December 31, 2002 constituted all of Cadiz' executive officers as of December 31, 2002 and during the year ended December 31, 2002.

  (2) No column for "Other Annual Compensation" has been included to show compensation not properly categorized as salary or bonus, which consisted entirely during each fiscal year of perquisites and other personal benefits, because the aggregate amounts did not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for each of the above named executive officers for each fiscal year. See "Employment Arrangements" below.

  (3) Bonuses were paid in February for the preceding calendar year.

  (4) Deferred stock units were granted to Messrs. Brackpool, Shaheen and Speer in February 2001 and May 2000, as part of their respective bonuses for the preceding calendar year. These deferred stock units vest three years from the date of issuance. The total number and value of deferred stock units outstanding at December 31, 2002 (based upon the Nasdaq National Stock Market closing sales price per share of $13.75 on that date) for Messrs. Brackpool, Shaheen and Speer was as follows:
                                               UNITS
       NAME            FISCAL YEAR          OUTSTANDING      VALUE
       ----            -----------          -----------      -----

      Brackpool          12/31/99              1,616       $  22,220
                         12/31/00                615           8,456

      Shaheen            12/31/99                873          12,003
                         12/31/00                308           4,235

      Speer              12/31/99                776          10,670
                         12/31/00                267           3,671

      All of the deferred stock units listed above vested prior to the date of this filing and the officers were issued shares of common stock accordingly, with the exception that the Cadiz' Board of Directors authorized the buyout of the tax withholding portion of the officers' deferred stock units for the February 2001 grant and therefore the number of shares of common stock issued to each for such grant was reduced by the tax withholding amount.

  (5) Deferred stock units, which were fully vested but cannot be exchanged for shares of common stock without restrictions until March 31, 2003, were issued to Messrs. Brackpool, Shaheen and Speer in March 2001 in exchange for fully vested and expiring options in amounts equaling the value of the expiring options in excess of their exercise price. The total number and value of these deferred stock units outstanding at December 31, 2002 (based upon the Nasdaq National Stock Market closing sales price per share of $13.75 on that date) for Messrs. Brackpool, Shaheen and Speer was as follows:

                      # of Options                   Units
          Name         Exchanged       Awarded       Value
          ----        ------------     -------       -----

        Brackpool        12,000         5,415     $  74,456
        Shaheen          16,000         8,664       119,130
        Speer             8,000         4,332        59,565

      All of the deferred stock units listed above vested without restriction in 2003 and the officers were issued shares of common stock accordingly.

  (6) Mr. Brackpool assumed the position of Chief Financial
      Officer of Cadiz on May 19, 2003 when Mr. Speer resigned from that position. Mr. Speer remains as the Chief Financial Officer of Sun World.



AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-
END OPTION VALUES

                                            NUMBER OF       VALUE OF
                                            UNEXERCISED     UNEXERCISED
                                            OPTIONS AT      OPTIONS AT
                                            FY-END (#)      FY-END ($)
               SHARES ACQUIRED     VALUE    EXERCISABLE/    EXERCISABLE/
NAME            ON EXERCISE(#)  REALIZED($) UNEXERCISABLE   UNEXERCISABLE(1)
----           ---------------  ----------- -------------   ----------------

Keith Brackpool       -0-           -$0-    80,000(2)/-0-       -$0-/-$0-

Timothy J. Shaheen    -0-            -0-     3,000(3)/-0-       -$0-/-$0-

Stanley E. Speer      -0-            -0-     5,000(4)/-0-       -$0-/-$0-

---------------------------------------
   (1) Based upon the Nasdaq National Market closing sales price per share of Cadiz common stock at December 31, 2002 which was $13.75.

   (2) These options expired without exercise on January 15, 2004.

   (3) These options expired without exercise on February 12, 2004.

   (4) 2,000 of these options expired without exercise on February 13, 2003, and the remaining 3,000 options expired without exercise on February 12, 2004.

COMPENSATION OF DIRECTORS

     In the fiscal year 2002, Messrs. Anthony Coelho, Murray H. Hutchison and Dwight W. Makins each received cash compensation for their services as directors of Cadiz in the amount of $25,000 per year, payable quarterly in advance in accordance with their agreements with Cadiz. Messrs. Coelho and Makins served as directors for the fiscal year 2002, and subsequently resigned December 15, 2003.

     Messrs. Brackpool and Shaheen do not receive any compensation for serving as directors of Cadiz or Sun World since they are otherwise paid as employees of Cadiz or Sun World.

EMPLOYMENT ARRANGEMENTS

     Until February 1, 2003, Mr. Brackpool was employed pursuant to an Employment Agreement which provided for base compensation of $500,000 annually plus an annual incentive based bonus not to exceed 120% of his base compensation. This agreement provided that in the event of a material change or reduction in Mr. Brackpool's responsibilities, he would be entitled to terminate the agreement and continue to receive base compensation for the remainder of the term of the agreement, and also provided that Mr. Brackpool would be entitled to continue to receive base salary and a deemed bonus equal to 60% of base salary in the event of any other termination of the agreement by Cadiz company other than for cause.

     Subsequent to February 1, 2003, Cadiz failed to make payments of base compensation to Mr. Brackpool as and when required under this agreement, thereby giving Mr. Brackpool the right to terminate the agreement, which was effectively terminated as of February 1, 2003. In accordance with the termination provisions of the agreement governing termination without cause, Mr. Brackpool became entitled to receive payment of $800,000.

     This $800,000 payment was made to Mr. Brackpool as part of an overall settlement of obligations arising under a $1 million loan entered into by Mr. Brackpool with Cadiz on July 5, 2002. See "Item 13. Certain Relationships and Related Transactions", below. This overall settlement with Mr. Brackpool was made effective July 5, 2003, by way of a corresponding reduction in Mr. Brackpool's obligations to Cadiz under the loan. This reduction, along with cash payments by Mr. Brackpool in the amount of $181,013 and an application of $50,000 of accrued but unpaid compensation owed by Cadiz to Mr. Brackpool under his post February 1, 2003 employment arrangements with Cadiz, resulted in the settlement in full by Mr. Brackpool of his obligations under this loan.

     Notwithstanding the agreed termination of Mr. Brackpool's existing employment agreement as of February 1, 2003, and notwithstanding Mr. Brackpool's right to collect termination payments pursuant to that agreement without continuing to provide services to Cadiz following that date, Cadiz had and continues to have a need for Mr. Brackpool's services subsequent to February 1, 2003. However, given our then existing circumstances and limited financial resources, we agreed that it was necessary to change certain of Mr. Brackpool's duties and responsibilities and to materially reduce his compensation.

     To this end, effective as of the first pay period after February 1, 2003 Mr. Brackpool has been compensated pursuant to an Agreement Regarding Employment pursuant to which Mr. Brackpool receives base compensation of $20,000 per month, plus the same fringe benefits that Mr. Brackpool had been receiving under his prior employment agreement, including the use of a leased automobile and life and disability insurance benefits funded by us. While this Agreement requires Mr. Brackpool to perform his services in a satisfactory manner, it does not require that his services be provided on a full-time basis. Although the initial term of the Agreement Regarding Employment ended September 30, 2003, Mr. Brackpool continues to provide services to us upon the terms and conditions set forth in this Agreement.

    Mr. Shaheen was engaged by Cadiz to act as the President and Chief Executive Officer of Sun World. In this capacity, Mr. Shaheen received an annual base salary from Sun World of $300,000. Mr. Shaheen was entitled to receive additional compensation in the form of bonuses at the sole discretion of the Board of Directors, based primarily on the performance of Sun World. Mr. Shaheen also received the use of a leased automobile funded by Sun World.

    Mr. Speer was engaged by Cadiz to act as the Chief Financial Officer of both Cadiz and Sun World in 2002. In this capacity, Mr. Speer received an annual base salary of $260,000. A portion of Mr. Speer's compensation was allowed to be paid by Sun World or other subsidiaries of Cadiz as determined periodically by Cadiz. Mr. Speer was entitled to receive additional compensation in the form of bonuses at the sole discretion of the Board of Directors, based primarily on the performance of Cadiz. Mr. Speer also received the use of a leased automobile funded by Cadiz. On May 19, 2003, Mr. Speer resigned as the Chief Financial Officer of Cadiz though he retained his position as the Chief Financial Officer of Sun World.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      During the year ended December 31, 2002, all decisions concerning executive officer compensation were made by the Compensation Committee of the Board of Directors. The members of the Compensation Committee were Messrs. Hutchison (Chairman), Makins and Coehlo, all of whom were non-employee directors. Mr. Coehlo replaced Mr. Mitt Parker as a member of the committee upon the resignation of Mr. Parker in March 2002.

 BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

      The Board of Directors has formed a Compensation Committee which is responsible for reviewing and establishing the compensation payable to Cadiz' executive officers, including the President and Chief Executive Officer. For executive officers other than the President and Chief Executive Officer, the Committee establishes compensation levels based, in part, upon the recommendations of the President and Chief Executive Officer.

     The Compensation Committee has furnished the following report on executive compensation:(1)

               Cadiz' executive compensation programs
          are designed to enhance operating performance and to maximize the long-term value of Cadiz' assets and stockholder value, by aligning the financial interest of the executive officers with those of the stockholders. Such a compensation program helps to achieve Cadiz' business and financial objectives and provide incentives needed to attract and retain well-qualified executives in a highly competitive marketplace. To this end, Cadiz has developed a compensation program with three primary components: base salary, performance-based cash awards and long-term incentives through stock awards.

               BASE SALARY.  An effort is made to
          establish base salary levels for all
          executive officers so as to be competitive with the salaries of executives of other companies with similarly sized asset portfolios and to ensure the continued services of key individuals. No specific or set formula has been used to tie base salary levels to precise measurable factors.
          Adjustments to an executive officer's base salary, once established, can be made at the discretion of the Compensation Committee, based upon such factors as position and responsibility, salary history and cost of living increases.

               Where applicable, the Compensation
          Committee may also consider the past
          performance of the officer, both in adjusting base salary levels and in determining additional incentive compensation, such as the cash awards and long term incentives discussed below.

               PERFORMANCE-BASED CASH AWARDS.  The
          Compensation Committee believes that
          incentives should be offered to executives which are related to improvements in performance that yield increased value for stockholders. Although the Compensation
          Committee relies primarily upon the grant of incentive stock options or other stock awards to reward executive performance (see "Long-
          Term Incentives" below), under certain
          circumstances, the Compensation Committee will utilize performance-based cash awards from time to time to provide additional incentives.

               As Chairman and Chief Executive Officer
          of Cadiz, Mr. Brackpool is charged with the overall responsibility for the performance of Cadiz, as well as Sun World. Mr. Brackpool is compensated pursuant to a written agreement effective as of February 1, 1998 which includes, in addition to base salary, an incentive bonus compensation component.
          Historically, the Compensation Committee has established bonus compensation for Mr.
          Brackpool pursuant to criteria established in his employment agreement. Due to the exceptional performance of Mr. Brackpool in furtherance of the Cadiz Program and his efforts with exploring water and agricultural projects in the Middle East, the Compensation
          Committee granted Mr. Brackpool a performance-based bonus of $233,124 in the first half of 2002.

               LONG-TERM INCENTIVES.  The primary form
          of incentive compensation offered by Cadiz to executives consists of long-term incentives in the form of stock options or other stock awards. This form of compensation is intended to help retain executives and motivate them to improve Cadiz' long-term performance and hence long-term stock market performance.
          Stock options and other stock awards are granted at the prevailing market value and will only have added value if Cadiz' stock price increases.

               The Compensation Committee views the
          grant of stock awards as both a reward for past performance and an incentive for future performance. Stock options or other stock awards granted by Cadiz may vest immediately upon grant, with the passage of time, at the discretion of the Board, and/or upon the achievement of certain specific performance goals. Where performance is not readily measurable, the vesting of performance based options or other stock awards may be dependent upon the satisfaction of subjective performance criteria.

               Options previously granted by Cadiz,
          whether vesting immediately or contingently, are exercisable for a period of five to seven years from grant. The Compensation Committee anticipates that options or stock awards will continue to be granted in the future in order to provide executives with additional long-term incentives. Such options and stock awards may be granted to executives pursuant to the Cadiz 1996 Stock Option Plan or 2000
          Stock Award Plan.

          DEDUCTIBILITY OF CERTAIN EXECUTIVE
          COMPENSATION EXPENSES UNDER FEDERAL TAX LAWS

               The Compensation Committee has
          considered the impact of provisions of the Internal Revenue Code of 1986, specifically
          Code Section 162(m). Section 162(m) limits to
          $1 million Cadiz' deduction for compensation paid to each executive officer of Cadiz, which does not qualify as "performance based".

               While Cadiz expects that this provision
          will not limit its tax deductions for
          executive compensation in the near term, the Cadiz 1996 Stock Option Plan ?enables Cadiz to comply, to the extent deemed advisable, with the requirements of Section 162(m) for performance based compensation to insure that Cadiz will be able to avail itself of all deductions otherwise available with respect to awards made under the 1996 Stock Option
          Plan. However, any shares of stock issued to executives under the Cadiz 2000 Stock Award
          Plan will not qualify as performance-based compensation and, therefore, will be counted in determining whether the $1 million limit has been reached.

          CONCLUSION

               Through the programs described above, a
          very significant portion of Cadiz' executive compensation is contemplated to be linked directly to corporate performance. The
          Compensation Committee intends to implement this policy of linking executive compensation to corporate performance in order to continue to align the interest of executives with those of Cadiz' stockholders.

                               THE COMPENSATION COMMITTEE

                               Murray H. Hutchison, Chairman


------------------------------------
(1) This report shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K into any filing under the Securities Act of 1933, except to the extent that Cadiz specifically incorporates this report by reference, and shall not otherwise be deemed filed under such acts.

STOCK PRICE PERFORMANCE

     The stock price performance graph below compares the cumulative total return of Cadiz common stock against the cumulative total return of the Standard & Poor's Small Cap 600 and the Russell 2000r index for the past five fiscal years. The graph indicates a measurement point of December 31, 1997 and assumes a $100 investment on such date in Cadiz common stock, the Standard & Poor's Small Cap 600 and the Russell 2000r indices. With respect to the payment of dividends, Cadiz has not paid any dividends on its common stock, but the Standard & Poor's Small Cap 600 and the Russell 2000r indices assume that all dividends were reinvested. The stock price performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K into any filing under the Securities Act of 1933, as amended, except to the extent that Cadiz specifically incorporates this graph by reference, and shall not otherwise be deemed filed under such acts.

             COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
                Assumes initial investment of $100.00
                    and re-investment of dividends
------------------------------------------------------------------------------
         12/31/97    12/31/98    12/31/99    12/31/00    12/31/01    12/31/02

Cadiz      100      89.0458951  110.942427  104.373467  93.6587645  6.4229826
 Share
 Value

Russell    100      96.5539335  115.498147  110.642534  111.779781  87.6596037
 2000
 Index
 Value

S&P Small  100      64.7825127  109.179731  121.213292  128.16295   108.533893
 Cap Index
 Value

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table provides information as of December 31, 2003 with respect to shares of our common stock that may be issued under our existing compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

Plan                   Number of       Weighted-average         Number of
Category           securities to be    exercise price     securities remaining
                     issued upon       of outstanding         available for
                     exercise of      options, warrants      future issuance
                     outstanding         and rights           under equity
                   options, warrants                       compensation plans
                      and rights                         (excluding securities
                                                              reflected in
                                                               column (a))
                         (A)                 (B)                  (C)

Equity compensation	40,202          $  184.66                35,756
plans approved by
stockholders(1)

Equity compensation     16,500(2)       $  228.30(2)          1,487,611(3)
plans not approved
by stockholders

        TOTAL           56,702          $  197.36             1,507,807(4)

(1) Represents 37,450 share for the Cadiz Inc. 1996 Stock Option Plan, and 2,752 shares for the Cadiz Inc. 2000 Stock Award Plan.

(2) Represents the Cadiz Inc. 1998 Stock Option Plan

(3) Represents 15,560 shares for the 1998 Stock Option Plan and
    1,472,051 shares for the Management Equity Incentive Plan

(4) There is a cumulative cap on the 1996 Stock Option Plan, the 1998 Stock Option Plan and the 2000 Stock Award Plan of
    160,000 shares.


STOCK OPTION AND AWARD PLANS IN GENERAL

     The purpose of Cadiz' stock option and award plans is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of Cadiz and its subsidiaries and affiliates, by offering them an opportunity to participate in Cadiz future performance through awards of options, restricted stock grants and other similar stock awards.
1996 STOCK OPTION PLAN

     In 1996, our board of directors and stockholders approved the adoption of the Cadiz Inc. 1996 Stock Option Plan (the "1996 Plan") to provide incentives to key employees of Cadiz and its subsidiaries. Under the 1996 Plan, stock options may be granted to directors, officers, employees, consultants, independent contractors and advisors of Cadiz or its subsidiaries or affiliates.

     The 1996 Plan is administered by a committee of the Board or the Board acting as the committee. Grants under the Plan may consist of: (i) options intended to qualify as incentive stock options ("ISOs") within the meaning of the Internal Revenue Code of 1986, as amended (the "Code"), (ii) so-called "non-qualified stock options" ("NQSOs") that are not intended to so qualify, or
(iii) a combination thereof. Directors who are not employees of the Company will be entitled to receive only NQSOs under the Plan.

     The 1996 Plan permits the governing committee to grant options either as ISOs or as NQSOs, and allows the committee to establish, as to any participant, the number of options, exercise price, exercise term (subject to a maximum of ten years), and other terms and conditions. Subject to the foregoing, the option exercise price may not be less than 85% of the fair market value of a share of Cadiz common stock on the date of grant of such option; however, in the case of an ISO, the price shall be no less than 100% of the fair market value of a share of Common Stock at the time such option is granted; and in the case of an ISO granted to a 10% stockholder, the exercise price will be no less than 110% of the fair market value of the common stock on the date of grant. Upon a "change in control" (as defined in the 1996 Plan), the Board has the right to accelerate vesting of all options so that they become exercisable within the 30-day period preceding the change in control.

     The Board may amend or terminate the Plan at any time; provided, however, that the Board may not, without the approval of stockholders, amend the Plan in any manner that requires such stockholder approval pursuant to the Code or pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") or Rule 16b-3 thereunder. According to its terms, the 1996 Plan will terminate 10 years from its effective date.

     Originally, 120,000 shares of common stock were reserved and authorized for issuance under the 1996 Plan. An additional 40,000 shares (for an aggregate of 160,000 shares) were subsequently authorized for issuance, however, the reservation and authorization of 160,000 shares is cumulative of all three of Cadiz' stock option and award plans. Shares subject to a grant or award under the 1996 Plan which are not issued or delivered by reason of the failure to vest or the expiration, termination, cancellation or forfeiture are again available for future grants and awards. As of December 31, 2003, 35,756 shares remained available for grant under the 1996 Plan (subject to the cumulative cap for issuance under all three stock option and award plans).

1998 STOCK OPTION PLAN

     In 1998, the Board approved a Non-Qualified Stock Option Plan (the "1998 Plan") to provide grants of stock options to certain employees, consultants, independent contractors and advisors of Cadiz or its subsidiaries and affiliates, but excluding any directors or officers including those who would be required to file reports of beneficial ownership pursuant to the Exchange Act.

     The 1998 Plan is administered by a committee of the Board or the Board acting as the committee. It permits the governing committee to establish, as to any participant, the number of options, exercise price, exercise term (subject to a maximum of ten years), and other terms and conditions, however, the Board's general intent with the plan is to grant options at an exercise price equal to the fair market value of Cadiz common stock at the time of grant, which options vest ratably over a five-year period subject to vesting acceleration for a change in control of the Company or the Board's determination of satisfaction of certain specified performance criteria.

      The Board may amend or terminate the Plan at any time; provided, however, that the Board may not, with respect to any particular option grant, without the consent of the holder of that outstanding option, amend or terminate such option or materially adversely affect the rights of the holder under such option. According to its terms, the 1998 Plan will terminate 10 years from its effective date.

     31,700 shares are reserved and authorized for issuance under the 1998 Plan, which amount may be decreased by the cumulative cap of 160,000 for issuance under all three stock option and award plans. Shares subject to a grant or award under the 1998 Plan which are not issued or delivered by reason of the failure to vest or the expiration, termination, cancellation or forfeiture are again available for future grants and awards. As of December 31, 2003, 15,560 shares remained available for grant under the 1998 Plan (subject to the cumulative cap for issuance under all three stock option and award plans).

2000 STOCK AWARD PLAN

     In 2000, our board of directors and stockholders approved the adoption of the Cadiz Inc. 2000 Stock Award Plan (the "2000 Plan") to add additional forms of stock awards (i.e., restricted stock, deferred stock units, stock bonus and stock awards in lieu of cash) to the currently available stock option grants to provide incentives to key employees of Cadiz and its subsidiaries without as significant a dilutive effect on the stockholders. Under the 2000 Plan, stock options may be granted to certain directors, officers, employees, consultants, independent contractors and advisors of Cadiz or its subsidiaries and affiliates.

     The 2000 Plan is administered by a committee of the Board or the Board acting as the committee. It permits the governing committee to establish, as to any participant, the number and type of options, stock awards, deferred stock units, stock bonuses or the like, exercise price, exercise term (subject to a maximum of ten years), and other terms and conditions. A change in control of the Company shall accelerate the vesting of outstanding, but unvested, stock awards under the 2000 Plan.

      The Board may amend or terminate the Plan at any time; provided, however, that the Board may not, without the approval of stockholders, amend the Plan in any manner that requires such stockholder approval pursuant to the Code or pursuant to the Exchange Act or Rule 16b-3 thereunder. Further, the Board may not, with respect to any particular stock grant, without the consent of the holder of that outstanding grant, amend or terminate such grant or materially adversely affect the rights of the holder under such grant. According to its terms, the 2000 Plan will terminate 10 years from its effective date.

      40,000 shares are reserved and authorized for issuance under the 2000 Plan, which amount may be decreased by the cumulative cap of 160,000 for issuance under all three stock option and award plans. Shares subject to a grant or award under the 2000 Plan which are not issued or delivered by reason of the failure to vest or the expiration, termination, cancellation or forfeiture are again available for future grants and awards. As of December 31, 2003, 10,596 shares remained available for grant under the 2000 Plan (subject to the cumulative cap for issuance under all three stock option and award plans).

MANAGEMENT EQUITY INCENTIVE PLAN

     In December 2003, concurrently with the completion of the restructuring of our financing arrangements with ING, our board of directors authorized the adoption of a Management Equity Incentive Plan (the "Incentive Plan"). Under the Incentive Plan, a total of 1,472,051 shares of our common stock may be granted to our key personnel. Our Board has formed an initial allocation committee to direct the initial allocation of 717,373 of these shares. This initial allocation committee consists of Mr.
Hutchison (as Chairman of the Compensation Committee), Mr.
Brackpool and Mr. Richard Stoddard (a consultant to Cadiz). The Board has authorized the initial allocation committee to award all or part of the initial allocation shares to key personnel (including members of such committee) without further approval of the Board. Any initial allocation shares so granted will be subject to vesting conditions. One-third of the shares granted will vest on the dated of the grant. The remaining two-thirds will vest in two equal installments on December 11, 2004 and December 11, 2005 (subject to continued status of the recipient as an employee or consultant to Cadiz as of the respective vesting date, but also subject to immediate vesting in full of any theretofore unvested shares upon any termination without cause).

     The 754,678 shares covered by the Incentive Plan which are not part of the initial allocation are issuable pursuant to the direction of, and upon such vesting and other conditions as may be established by, the Compensation Committee.

     As of September 30, 2004, no shares have been granted or issued under the Incentive Plan.

BENEFICIAL OWNERSHIP

   The following table sets forth, as of September 15, 2004, the ownership of common stock of Cadiz by each stockholder who is known by Cadiz to own beneficially more than five percent of the outstanding common stock, by each director, by each executive officer listed in the summary compensation table above, and by all directors and executive officers as a group excluding, in each case, rights under options or warrants not exercisable within 60 days. All persons named have sole voting power and investment power over their shares except as otherwise noted.

                      CLASS OF COMMON STOCK

                                AMOUNT AND NATURE
                                  OF BENEFICIAL             PERCENT
  NAME AND ADDRESS                  OWNERSHIP               OF CLASS
  -----------------             -----------------           --------
  ING Groep N.V.                  1,828,429 (1)              21.9%
  ING Capital LLC
  Amstelveenseweg 500
  1081 KL Amsterdam

  SACC Partners LP                  634,699(2)                9.6%
  Riley Investment Management
  LLC
  B. Riley & Co. Inc.
  B. Riley & Co. Retirement
  Trust
  11100 Santa Monica Blvd.,
  Suite 800
  Los Angeles, CA  90025

  FMR Corp.                         602,806(8)			  9.1%
  82 Devonshire Street
  Boston, MA  02109


  Bedford Oak Partners, L.P.        601,500(4)                9.1%
  Bedford Oak Capital, L.P.
  Bedford Oak Offshore
  100 South Bedford Road
  Mt. Kisco, NY 10549

  Lloyd Miller MILGRAT I            501,400(3)                7.6%
  Lloyd I. Miller Fund C
  Lloyd Miller A4 Trust
  Lloyd Miller MILFAM II
  4550 Gordon Drive
  Naples, Florida 34102-7914

  Morgan Stanley & Co.              339,603(5)                5.1%
  International Limited
  1585 Broadway
  New York, NY 10036

  Keith Brackpool                   127,223(6)                1.9%
  c/o 777 S. Figueroa St.,
  Suite 4250
  Los Angeles, CA 90017

  Timothy J. Shaheen                 10,109                     *
  c/o 777 S. Figueroa St.,
  Suite 4250
  Los Angeles, CA 90017

  Murray Hutchison                    6,490(7)                  *
  c/o 777 S. Figueroa St.,
  Suite 4250
  Los Angeles, CA 90017

  Geoffrey Arens                          0                     *
  c/o 777 S. Figueroa St.,
  Suite 4250
  Los Angeles, CA 90017

  Gregory Ritchie                     1,000                     *
  c/o 777 S. Figueroa St.,
  Suite 4250
  Los Angeles, CA 90017

  All directors and officers        144,822(6)(7)
  as a group
  (five individuals)

 --------------------------------------------------------------
 * Represents less than one percent of the 6,612,665 outstanding shares of common stock of Cadiz as of June 30, 2004.

                CLASS OF SERIES F PREFERRED STOCK

                                AMOUNT AND NATURE
                                  OF BENEFICIAL             PERCENT
  NAME AND ADDRESS                  OWNERSHIP               OF CLASS
  -----------------             -----------------           --------

  ING Groep N.V.                   100,000(1)                 100%
  ING Capital LLC
  Amstelveenseweg 500
  1081 KL Amsterdam

 (1) Based upon a Schedule 13D filed on February 2, 2004 with the SEC by ING Groep N.V. on behalf of its wholly-owned subsidiary ING Capital LLC, and based on Cadiz corporate records, the ING entities beneficially own 100,000 shares of Cadiz Series F Preferred Stock and have sole voting and dispositive power as to all of the shares. The preferred stock held by ING is initially convertible into 1,728,955 shares of Cadiz common stock. In addition to the preferred stock, ING holds 94,000 shares of Cadiz common stock, which were issued at the end of 2003 upon ING's exercise of warrants, and ING has sole voting and dispositive power as to the common stock. The principal office of ING Capital LLC is located at 1325 Avenue of the Americas, New York, NY 10019.

 (2) Based upon a Schedule 13G filed on May 12, 2004 with the SEC by SACC Partners LP and its affiliated entities, Cadiz corporate records of stock issuances and correspondence with Mr. Riley, the listed affiliated entities beneficially own an aggregate of 634,699 shares of Cadiz common stock, and have sole voting and dispositive power of the stock.

 (3) Based upon a Schedule 13G filed on May 17, 2004 with the SEC by Lloyd I. Miller, III, Cadiz corporate records of stock issuances and correspondence with Mr. Miller, the listed affiliated entities beneficially own an aggregate of 501,400 shares of Cadiz common stock. Mr. Miller has sole voting power of 300,000 of the shares, and sole dispositive power of 100,000 of the shares. The remaining shares beneficially owned by Mr. Miller are subject to shared voting and dispositive power.

 (4) Based upon a Schedule 13G filed on September 8, 2004 with the SEC, Cadiz corporate records of stock issuances and correspondence with Bedford Oak, the listed related funds beneficially own an aggregate of 339,603 shares of Cadiz common stock.

 (5) Based upon a Schedule 13G filed on February 18, 2004 with the SEC by Morgan Stanley & Co. International Limited and its affiliated entities, Cadiz corporate records of stock issuances and correspondence with Morgan Stanley, Morgan Stanley has shared voting rights and shared dispositive power over an aggregate of 339,603 shares of Cadiz common stock.

 (6) Includes 2,000 shares owned by a foundation of which Mr. Brackpool is a trustee, but in which Mr. Brackpool has no economic interest and 2,000 shares owned by his separated spouse. Mr. Brackpool disclaims any beneficial ownership of the 4,000 shares owned by the foundation and his spouse.

 (7) Includes 1,490 shares underlying presently exercisable options.

 (8) Based upon a Schedule 13G filed on October 14, 2004 with the SEC by FMR Corp. and its affiliated entities, Cadiz corporate records of stock issuances and correspondence with FMR Corp., the listed affiliated entities beneficially own an aggregate of 602,806 shares of Cadiz common stock, and have sole voting and dispositive power of the stock.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On July 5, 2002, we entered into an agreement with Keith Brackpool, our Chief Executive Officer, whereby we agreed to loan him up to $1 million. The loan had a term of one year and bore an interest rate of 6% per annum. As of December 31, 2002, the maximum $1 million amount of the loan was outstanding. The loan was repaid in full by Mr. Brackpool in 2003 at the expiration of the loan term.

     Our loan with Mr. Brackpool was intended to be structured with terms no more favorable than those which Mr. Brackpool would have been able to obtain from unrelated third parties, and the loan agreement therefore provided for the loan to be secured by collateral with a value of at least 133% of the outstanding loan amount. Initially, the loan was secured by a portion of Mr. Brackpool's otherwise unencumbered equity holdings in our stock. In November 2002 Mr. Brackpool provided additional security for the loan in the form of a pledge of a portion of Mr. Brackpool's interests in a real estate limited partnership.

     This loan was authorized by our Board in May 2002. We were then nearing final votes on the various approvals needed for the Cadiz Program, and both the company and our executives were the subject of intense media interest. At the same time, Mr. Brackpool required a source of funds to satisfy personal obligations incurred by him in 1999 in order to finance his purchase that year, for $5.25 million, of 750,000 of our shares upon the exercise of previously issued stock options. Our Board was concerned that the publicity accompanying a public sale of Cadiz stock by Mr. Brackpool, regardless of the reasons for the sale, at a time when the outcome of voting on the Cadiz Program was not certain would significantly impair our ability to obtain the approvals we needed. Given the importance to us of the Cadiz Program, the Board approved the loan so as to provide Mr. Brackpool with funds without selling any of his Cadiz shareholdings in the public markets.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     For the fiscal years ended December 31, 2002 and 2001, professional services were performed by PricewaterhouseCoopers LLC (PwC). Cadiz' audit committee annually approves the engagement of outside auditors for audit services in advance. The audit committee has also established complementary procedures to require pre-approval of all audit-related, tax and permitted non-audit services provided by PwC, and to consider whether the outside auditors' provision of non-audit services to Cadiz is compatible with maintaining the independence of the outside auditors. The audit committee may delegate pre-approval authority to one or more of its members. Any such fees pre-approved in this manner shall be reported to the audit committee at its next scheduled meeting. All services described below were pre-approved by the audit committee.

     All fees for services rendered by PwC aggregated $307,726 and $280,630 for the fiscal years ended December 31, 2002 and 2001, respectively, and were composed of the following:

     Audit Fees. The aggregate fees billed for the audit of the annual financial statements for the fiscal years ended December 31, 2002 and 2001, for reviews of the financial statements included in the Company's Quarterly Reports on Form 10Q, and for assistance with and review of documents filed with the SEC were $246,500 for 2002 and $249,930 for 2001.

     Audit Related Fees. The aggregate fees billed for audit-related services for the fiscal years ended December 31, 2002 and 2001 were $48,976 and $18,000, respectively. These fees relate to assurance and related services performed by PwC that are reasonably related to the performance of the audit or review of the Company's financial statements. These services include attest services that are not required by statute or regulation, internal control reviews and consultations concerning financial accounting and reporting matters.

     Tax Fees. Fees billed for tax services for the fiscal years ended December 31, 2002 and 2001 were $12,250 and $12,700, respectively.

     All Other Fees. No other fees were billed by PwC to Cadiz for services other than as discussed above for the fiscal years ended December 31, 2002 and 2001.

                               PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

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

        3.1   Cadiz Certificate of Incorporation, as amended(1)

        3.2   Amendment to Cadiz Certificate of
              Incorporation dated November 8, 1996(2)

        3.3   Amendment to Cadiz Certificate of
              Incorporation dated September 1, 1998(3)

        3.4   Cadiz Certificate of Designations of Series A
              Junior Participating Preferred Stock(4)

        3.5   Cadiz Certificate of Designations of Series D
              Convertible Preferred Stock dated December 28, 2000(5)

        3.6   Cadiz Certificate of Correction filed to
              Correct the Certificate of Designations of Series
              D Preferred Stock dated December 28, 2000(5)

        3.7   Certificate of Amendment of Certificate of
              Designations of Series D Preferred Stock of Cadiz
              Inc. dated December 31, 2002

        3.8   Cadiz Certificate of Designations of Series E-1
              Convertible Preferred Stock dated October 22, 2001(6)

        3.9   Certificate of Amendment of Certificate of
              Designations of Series E-1 Preferred Stock of
              Cadiz Inc. dated December 31, 2002

        3.10  Cadiz Certificate of Designations of Series E-2
              Convertible Preferred Stock dated November 28, 2001(7)

        3.11  Certificate of Amendment of Certificate of
              Designations of Series E-2 Preferred Stock of
              Cadiz Inc. dated December 31, 2002

        3.12  Cadiz Bylaws, as amended (8)

        4.1   Indenture, dated as of April 16, 1997 among
              Sun World as issuer, Sun World and certain subsidiaries of Sun World as guarantors, and IBJ Whitehall Bank & Trust Company as trustee, for the benefit of holders of 11.25% First Mortgage Notes due 2004 (including as Exhibit A to the Indenture, the form of the Global Note and the form of each Guarantee)(9)

        4.2   Amendment to Indenture dated as of October 9, 1997(10)

        4.3   Amendment to Indenture dated as of January 23, 1998(11)

        10.1  Cadiz Inc. 1996 Stock Option Plan(8)

        10.2  Amendment to the Cadiz Inc. 1996 Stock Option Plan(12)

        10.3  Amended and Restated Cadiz Inc. 1998 Non-
              Qualified Stock Option Plan(12)

        10.4  Cadiz Inc. 2000 Stock Award Plan(13)

        10.5  Employment Agreement dated February 1, 1998
              between Cadiz Inc. and Keith Brackpool (11)

        10.6  Security Agreement between Cadiz Inc.
              and Keith Brackpool dated July 5, 2002(14)

        10.7 Pledge Agreement between Keith Brackpool and Cadiz Inc. dated November 2002

        10.8 Employment Agreement dated September 13, 1996 between Sun World International, Inc., Cadiz Inc.
              and Timothy J. Shaheen(15)

        10.9 Employment Agreement dated September 13, 1996 between Sun World International, Inc., Cadiz Inc.
              and Stanley E. Speer(15)

        10.10 Form of Sun World Executive Officer
              Employment Agreement (16)

        10.11 Fifth Amended and Restated Credit
              Agreement, dated as of March 7, 2002, by and between Cadiz Inc. and ING Baring (U.S.) Capital
              LLC, as Administrative Agent, and the lenders party thereto (12)

        10.12 Revolving Credit Note, dated as of
              November 25, 1997, by and between Cadiz Inc. and
              ING Baring (U.S.) Capital Corporation (11)

        10.13 The Cadiz Groundwater Storage and Dry-
              Year Supply Program Definitive Economic Terms and
              Responsibilities between Metropolitan Water
              District of Southern California and Cadiz dated
              March 6, 2001(12)

        21.1  Subsidiaries of the Registrant

        31.1  Certification of Keith Brackpool, Chairman,
              Chief Executive Officer and Chief Financial
              Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32.1 Certification of Keith Brackpool, Chairman, Chief Executive Officer and Chief Financial Officer of Cadiz Inc. pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------------------
                              Page 55

          (1)  Previously filed as an Exhibit to our Registration
               Statement on Form S-1 (Registration No. 33-75642) declared effective May 16, 1994 filed on February 23, 1994

          (2) Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended September 30, 1996 filed on November 14, 1996

          (3)  Previously filed as an Exhibit to our Quarterly
               Report on Form 10-Q for the quarter ended
               September 30, 1998 filed on November 13, 1998

          (4) Previously filed as an Exhibit to our Report on Form 8-K dated May 10, 1999 filed on May 18, 1999

          (5) Previously filed as an Exhibit to our Report on Form 8-K dated December 29, 2000 filed on January
               3, 2001

          (6)  Previously filed as an Exhibit to our Quarterly
               Report on Form 10-Q for the quarter ended
               September 30, 2001, filed on November 14, 2001

          (7)  Previously filed as an Exhibit to our Registration
               Statement on Form S-3 (Registration No. 333-75006)
               filed on December 13, 2001

          (8)  Previously filed as an Exhibit to our Quarterly
               Report on Form 10-Q for the quarter ended June 30, 1999 filed on August 13, 1999

          (9)  Previously filed as an Exhibit to Amendment No. 1
               to our Registration Statement on Form S-3
               (Registration No. 333-19109) filed on April 29,
               1997

          (10) Previously filed as an Exhibit to Amendment No. 2
               to Sun World's Registration Statement on Form S-4
               (Registration No. 333-31103) filed on October 14,
               1997

          (11) Previously filed as an Exhibit to our Annual
               Report on Form 10-K for the fiscal year ended
               December 31, 1997 filed on March 26, 1998

          (12) Previously filed as an Exhibit to our Annual
               Report on Form 10-K for the fiscal year ended
               December 31, 2001 filed on March 28, 2002

          (13) Previously filed as Appendix A to our Proxy
               Statement dated April 5, 2000, filed on March 29,
               2000

          (14) Previously filed as an Exhibit to our Quarterly
               Report on Form 10-Q for the quarter ended
               September 30, 2002 filed on November 14, 2002

          (15) Previously filed as an Exhibit to our Transition
               Report on Form 10-K for the nine months ended
               December 31, 1996 filed on April 14, 1997

          (16) Previously filed as an Exhibit to our Quarterly
               Report on Form 10-Q for the quarter ended March
               31, 1997 filed on May 14, 1997

          (17) Previously filed as an Exhibit to our Annual
               Report on Form 10-K for the year ended December
               31, 2001 filed on March 28, 2002.

     (B)  REPORTS ON FORM 8-K

     We did not file any reports on Form 8-K in 2002 that were not already previously reported on our Quarterly Reports on Form
10-Q.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                              CADIZ INC.

                              By:  /s/  Keith Brackpool
                                   ------------------------------
                                   Keith Brackpool,
                                   Chairman and Chief Executive
                                   and Financial Officer

                                   Date:  November 1, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

     NAME AND POSITION                       DATE
     -----------------                       ----


/s/  Keith Brackpool                         November 1, 2004
-----------------------------------------
Keith Brackpool, Chairman and Chief
Executive and Financial Officer
(Principal Executive, Financial and Accounting Officer)


/s/  Murray H. Hutchison                     November 1, 2004
------------------------------------------
Murray H. Hutchison, Director


/s/  Timothy J. Shaheen                      November 1, 2004
------------------------------------------
Timothy J. Shaheen, Director


/s/  Geoffrey Arens                          November 1, 2004
------------------------------------------
Geoffrey Arens, Director


/s/  Gregory Ritchie                         November 1, 2004
------------------------------------------
Gregory Ritchie, Director

CADIZ INC. FINANCIAL STATEMENTS
-------------------------------
                                                              Page

Report of Independent Registered Public Accounting Firm . . . . 59

Consolidated Statement of Operations for the three years ended
December 31, 2002 . . . . . . . . . . . . . . . . . . . . . . . 60

Consolidated Balance Sheet as of December 31, 2002 and 2001 . . 61

Consolidated Statement of Cash Flows for the three years ended
December 31, 2002, 2001 and 2000 . . . . . . . . . . . . . . . .62

Consolidated Statement of Stockholders' Equity for the three years ended December 31, 2002 , 2001, and 2000 . . . . . . . . .64

Notes to the Consolidated Financial Statements . . . . . . . . .66


CADIZ INC. FINANCIAL STATEMENT SCHEDULES
----------------------------------------

Schedule I - Condensed Financial Information of Registrant for
the three years ended December 31, 2002 . . . . . . . . . . . .102

Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 2002 . . . . . . . . . . . . . . . . .105


SUN WORLD INTERNATIONAL, INC. FINANCIAL STATEMENTS
--------------------------------------------------

Report of Independent Registered Public Accounting Firm . . . .106

Consolidated Statement of Operations for the three years ended
December 31, 2002 . . . . . . . . . . . . . . . . . . . . . . .107

Consolidated Balance Sheet as of December 31, 2002 and 2001 . .108

Consolidated Statement of Cash Flows for the three years ended
December 31, 2002 . . . . . . . . . . . . . . . . . . . . . . .109

Consolidated Statement of Stockholder's Equity for the three years ended December 31, 2002 . . . . . . . . . . . . . . . . .110

Notes to the Consolidated Financial Statements . . . . . . . . 111


(Schedules other than those listed above have been omitted since they are either not required, inapplicable, or the required information is included on the financial statements or notes thereto.)

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Cadiz Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows and stockholders' equity present fairly, in all material respects, the financial position of Cadiz Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 to the accompanying financial statements, the Company incurred losses of approximately $22.2 million and $25.7 million in 2002 and 2001, respectively, had a working capital deficit of $34.0 million at December 31, 2002, and used cash for operating activities of $10.1 million and $4.3 million in 2002 and 2001, respectively. In addition, the Company's wholly-owned subsidiary, Sun World International, Inc., and certain of its subsidiaries ("Sun World") filed voluntary petitions for reorganization under Chapter 11 of the United
States Bankruptcy Code on January 30, 2003.  Management of Sun
World continues to operate as debtor-in-possession until a Plan of Reorganization is approved by its creditors and confirmed by the Bankruptcy Court. The Company's and Sun World's objectives in regard to this matter are also discussed in Note 2. The accompanying consolidated financial statements have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business. The matters described above and the uncertainties inherent in the bankruptcy process raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  PricewaterhouseCoopers LLP
-------------------------------
PricewaterhouseCoopers LLP


Los Angeles, California
September 18, 2004

                              CADIZ INC.

                 CONSOLIDATED STATEMENT OF OPERATIONS

--------------------------------------------------------------------
                                          YEAR ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)   2002       2001        2000
--------------------------------------------------------------------

Revenues                             $ 114,250  $  92,402  $ 107,745
Special litigation recovery                  -      7,929          -
                                     ---------  ---------  ---------
 Total revenues and special
   litigation recovery                 114,250    100,331    107,745
                                     ---------  ---------  ---------

Costs and expenses:
 Cost of sales                          86,356     79,108     87,925
 General and administrative             16,953     12,913     12,576
 Non-recurring compensation expense          -      5,537          -
 Special litigation                          -          -        424
 Removal of underperforming crops        4,514        736      1,549
 Depreciation and amortization           7,480      8,151      8,381
                                     ---------  ---------  ---------

 Total costs and expenses              115,303    106,445    110,855
                                     ---------  ---------  ---------

Operating loss                          (1,053)    (6,114)    (3,110)

Interest expense, net                   21,172     19,551     19,188
                                     ---------  ---------  ---------

Net loss before income taxes           (22,225)   (25,665)   (22,298)

Income tax expense                           -         57        160
                                     ---------  ---------  ---------

Net loss                               (22,225)   (25,722)   (22,458)

Less:  Preferred stock dividends         1,125        591          -
       Imputed dividend on
         preferred stock                   984        441          -
                                     ---------  ---------  ---------

Net loss applicable to common stock  $ (24,334) $ (26,754) $ (22,458)
                                     =========  =========  =========

Basic and diluted net loss per share $  (16.76) $  (18.66) $  (15.88)
                                     =========  =========  =========

Weighted-average shares outstanding      1,452      1,434      1,414
                                     =========  =========  =========

See accompanying notes to the consolidated financial statements.

                              CADIZ INC.

                     CONSOLIDATED BALANCE SHEET

-----------------------------------------------------------------------
                                                        DECEMBER 31,
($ IN THOUSANDS)                                      2002       2001
-----------------------------------------------------------------------
ASSETS

Current assets:
Cash and cash equivalents                          $   3,229  $   1,458
Accounts receivable, net                               6,732      6,326
Note receivable from officer                           1,022          -
Inventories                                           13,513     13,027
Prepaid expenses and other                             1,166        789
                                                   ---------  ---------

  Total current assets                                25,662     21,600


Property, plant, equipment and water programs, net   154,928    165,297
Goodwill                                               3,813      3,813
Other assets                                           7,480      7,565
                                                   ---------  ---------

                                                   $ 191,883  $ 198,275
                                                   =========  =========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                  $   7,394  $  11,758
 Accrued liabilities                                   6,816      5,680
 Bank overdraft                                            -        410
 Revolving credit facility                             4,400          -
 Long-term debt, current portion                      41,019      4,960
                                                   ---------  ---------

  Total current liabilities                           59,629     22,808

Long-term debt                                       115,447    141,429
Deferred income taxes                                  5,447      5,447
Other liabilities                                      1,539        930

Contingencies (Note 16)
Series D redeemable convertible preferred stock -
  $0.01 par value: 5,000 shares authorized; shares
  issued and outstanding - 5,000 at December 31,
  2002 and December 31, 2001        		       4,536      4,243

Series E-1 and E-2 redeemable convertible
  preferred stock - $0.01 par value:  7,500 shares
  authorized; shares issued and outstanding -
  7,500 at December 31, 2002 and December 31, 2001     6,406      5,715

Stockholders' equity:
  Common stock - $0.01 par value; 70,000,000 shares
  authorized; shares issued and outstanding
  1,458,659 at December 31, 2002 and 1,442,833 at
  December 31, 2001                                       15         14

Additional paid-in capital                           156,151    152,751

Accumulated deficit                                 (157,287)  (135,062)
                                                   ---------  ---------

  Total stockholders' equity                          (1,121)    17,703
                                                   ---------  ---------

                                                   $ 191,883  $ 198,275
                                                   =========  =========

See accompanying notes to the consolidated financial statements.

                              CADIZ INC.

                  CONSOLIDATED STATEMENT OF CASH FLOWS

--------------------------------------------------------------------
                                          YEAR ENDED DECEMBER 31,
($ IN THOUSANDS)                       2002       2001        2000
--------------------------------------------------------------------

Cash flows from operating activities:
 Net loss                            $ (22,225) $ (25,722) $ (22,458)
 Adjustments to reconcile net loss
  to net cash used for operating
  activities:
   Depreciation and amortization        13,241     11,664     10,926
   Loss (gain) on disposal of assets       346       (421)       (96)
   Removal of underperforming crops      4,514        736      1,549
   Land received in litigation
    recovery                                 -     (2,000)         -
   Shares of KADCO stock earned for
    services                            (1,250)    (1,250)    (1,250)
   Compensation charge for deferred
    stock units                            579        566        237
   Non-recurring compensation expense        -      5,537          -
   Accrued interest on note
    receivable from officer                (22)         -          -
   Other                                     -          -        (71)
   Changes in operating assets
    and liabilities:
     Decrease (increase) in accounts
      receivable                          (405)     1,557        552
     Decrease (increase) in
      inventories                       (1,116)     1,830      2,740
     (Increase) decrease in prepaid
      expenses and other                  (378)      (157)       286
     Increase (decrease) in accounts
      payable                           (4,365)     3,858       (133)
     (Decrease) increase in accrued
      liabilities                          633       (551)    (1,039)
     Increase (decrease) increase in
      other liabilities                    315         51       (297)
                                     ---------  ---------  ---------

   Net cash used for operating
    activities                         (10,133)    (4,302)    (9,054)
                                     ---------  ---------  ---------

Cash flows from investing activities:
 Additions to property, plant and
  equipment                               (638)    (1,583)    (1,252)
 Additions to water programs              (643)    (1,359)    (1,595)
 Additions to developing crops          (2,176)    (3,124)    (3,844)
 Proceeds from disposal of property,
  plant and equipment                    2,463        452      2,956
 Loan to officer                        (1,000)         -          -
 Decrease (increase) in other assets       (95)       154      1,043
                                     ---------  ---------  ---------

   Net cash used for investing
    activities                          (2,089)    (5,460)    (2,692)
                                     ---------  ---------  ---------

Cash flows from financing activities:
 Net proceeds from issuance of stock       764      1,583      1,032
 Proceeds from issuance of
  preferred stock                            -      7,500      5,000
 Net proceeds from short-term
  borrowings                            14,400          -          -
 Proceeds from issuance of
  long-term debt                             -          -      5,231
 Principal payments on long-term debt     (761)    (1,564)      (686)
 Bank overdraft                           (410)       410          -
                                     ---------  ---------  ---------


   Net cash provided by financing
    activities                          13,993      7,929     10,577
                                     ---------  ---------  ---------

Net increase (decrease) in cash and
 cash equivalents                        1,771     (1,833)    (1,169)

Cash and cash equivalents, beginning
 of period                               1,458      3,291      4,460
                                     ---------  ---------  ---------

Cash and cash equivalents, end of
 period                              $   3,229  $   1,458  $   3,291
                                     =========  =========  =========

Non-cash financing and investing
 activities:

Exchange of deferred stock units for
 common stock			       $      43  $       -  $       -

Payment of preferred stock dividends
 with common stock                         908        245          -

See accompanying notes to the consolidated financial statements.

                              CADIZ INC.

              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
($ IN THOUSANDS)
--------------------------------------------------------------------------------
                                            ADDITIONAL                TOTAL
                             COMMON STOCK     PAID-IN  ACCUMULATED STOCKHOLDERS'
                          SHARES    AMOUNT    CAPITAL    DEFICIT      EQUITY
                          ------    ------    -------  ----------- -------------

Balance as of
 December 31, 1999       1,406,666  $   14  $ 136,538  $  (86,882)  $   49,670

Exercise of stock
 options and warrants        9,846       -      1,032           -        1,032
Issuance of warrants
 to lenders                      -       -      2,126           -        2,126
Interest paid with stock     4,475       -        832           -          832
Stock issued for services    6,000       -      1,471           -        1,471
Issuance of warrants and
 beneficial conversion
 feature for Series D
 convertible preferred
 stock                           -       -      1,050           -        1,050
Net loss                         -       -          -     (22,458)     (22,458)
                         ---------  ------  ---------  ----------   ----------

Balance as of
 December 31, 2000       1,426,987      14    143,049    (109,340)      33,723

Exercise of stock options
 and stock awards           13,247       -      1,583           -        1,583
Issuance of warrants
 to lenders                      -       -      1,435           -        1,435
Payment of preferred
 stock dividends with
 common stock                  999       -        245           -          245
Preferred stock dividend         -       -       (591)          -         (591)
Non-recurring compensation       -       -      5,537           -        5,537
Stock issued in connection
 with Series E-1 and E-2
 convertible preferred
 stock                       1,600       -        320           -          320
Issuance of warrants and
 beneficial conversion
 feature for Series E-1
 and E-2 convertible
 preferred stock                 -       -      1,614           -        1,614

Imputed dividend from
 warrants and deferred
 beneficial conversion
 feature                         -       -       (441)          -         (441)

Net loss                         -       -          -     (25,722)     (25,722)
                         ---------  ------  ---------  ----------   ----------

Balance as of
 December 31, 2001       1,442,833      14    152,751    (135,062)      17,703

Exercise of stock options    5,741       1        763           -          764
Issuances of common
 stock to lender             1,000       -        208           -          208
Beneficial conversion
 feature for convertible
 notes payable                   -       -        884           -          884
Exchange of deferred
 stock units for common
 stock                       3,482       -         43           -           43
Issuance of warrants
 to lenders                      -       -      2,703           -        2,703
Payment of preferred
 stock dividends with
 common stock                5,603       -        908           -          908
Preferred stock dividend         -       -     (1,125)          -       (1,125)
Imputed dividend from
 warrants and deferred
 beneficial conversion
 feature                         -       -       (984)          -         (984)
Net loss                         -       -          -     (22,225)     (22,225)
                         ---------  ------  ---------  ----------   ----------

Balance as of
 December 31, 2002       1,458,659  $   15  $ 156,151  $ (157,287)  $   (1,121)
                         =========  ======  =========  ==========   ==========

See accompanying notes to the consolidated financial statements.

                            CADIZ INC.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           ==============================================

NOTE 1 - DESCRIPTION OF BUSINESS
--------------------------------

     The Company had agricultural operations through its wholly-owned subsidiary, Sun World International, Inc. and its subsidiaries, collectively referred to as "Sun World," and is developing the water resource segment of its business. With Sun World's filing of voluntary petitions for relief under Chapter 11 of the Bankruptcy code as further described below, the primary business of the Company is to acquire and develop water resources. The Company has created a complementary portfolio of assets encompassing undeveloped land with high-quality groundwater resources and/or storage potential, located throughout central and southern California with valuable water rights, and other contractual water rights. Management believes that, with both the increasing scarcity of water supplies in California and an increasing population, the Company's access to water could provide it with a competitive advantage as a supplier of water.

     The Company's primary asset consists of three blocks of largely contiguous land in eastern San Bernardino County, California. This land position totals approximately 45,000 acres. Virtually all of this land is underlain by high-quality groundwater resources with demonstrated potential for various applications, including water storage and supply programs, and agricultural, municipal, recreational and industrial development. Two of the three blocks of land are located in proximity to the Colorado River Aqueduct, the major source of imported water for southern California. The third block of land is located near the Colorado River.

     The value of this asset arises from a combination of considerable population increases and limited water supplies throughout southern California. In addition, most of the population centers in southern California are not located where significant precipitation occurs requiring the importation of water from other parts of the state. The Company therefore believes that a competitive advantage exists for those companies that possess or can provide high quality, reliable and affordable water to major population centers.

     Therefore, notwithstanding certain actions taken in 2002 by the Metropolitan Water District of Southern California ("Metropolitan"), as described below, the Company continues to expect to be able to use its water resources to participate in a broad variety of water storage and supply, transfer, exchange and conservation programs with public agencies and other parties.

     In 1997, the Company commenced discussions with Metropolitan in order to develop principles and terms for a long-term agreement for a joint venture water storage and supply program on and under its desert properties, sometimes referred to as the "Cadiz Program". Following extensive negotiations with the Company, in April 2001 Metropolitan's Board of Directors approved definitive economic terms and responsibilities, which were to serve as the basis for a final agreement to be executed between the Company and Metropolitan, subject to the then-ongoing environmental review process.

     The Cadiz Program would have provided Metropolitan with a valuable increase in water supply during periods of drought or other emergencies, as well as greater reliability and flexibility in operation of its Colorado River Aqueduct. During wet years, surplus water from the Colorado River would be stored in the aquifer system underlying Cadiz' land. When needed, the stored water, together with indigenous groundwater, would be returned to the Colorado River Aqueduct for distribution to Metropolitan's member agencies throughout six southern California counties.

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

     Irrespective of Metropolitan's actions, Southern
California's need for water storage and supply programs has not abated. The Company believes there are several different scenarios to maximize the value of this water resource, all of which are under current evaluation.

     The Company believes there are a variety of scenarios under which the value of the Cadiz Program may be realized.
Exploratory discussions have been initiated with representatives of governmental organizations, water agencies, and private water users with regard to their expressed interest in implementation of the Cadiz Program. Several such discussions have been held with water agencies that are independently seeking reliability of supply. Other discussions have focused on the possibility of exchanging water stored at the Cadiz Program with water contractors in other regions in California. In addition, the current drought within the Colorado River watershed has served as an impetus to cooperative discussions between states, with the goal that interstate exchanges and transfers may also become feasible in the future.

     Because of the Company's long-term relationship with Metropolitan, the Company also intends to pursue discussions with the agency in an effort to determine whether there are terms acceptable to both parties under which the Cadiz Program could be implemented. With the recent finalization of the Quantification Settlement Agreement (QSA), an agreement between the Secretary of the Interior, the State of California, Metropolitan and three other southern California water agencies quantifying the amount of water California's Colorado River users could expect on an annual basis, Metropolitan's Colorado River supplies are now specified and limited only by the variable volume of flow on the river. To meet the growing needs of its service area, Metropolitan must take advantage of all opportunities to store available Colorado River water during periods of surplus. With virtually all environmental permits and approvals in place for the Cadiz Program, except for those dependent upon Metropolitan's certification of the Environmental Impact Report (EIR), the Company believes a partnership with Metropolitan could be renewed in a timely manner if terms acceptable to both parties were to be negotiated.

     Sun World is a large vertically integrated agricultural company that owns more than 18,000 acres of land, primarily located in two major growing areas of California: the San Joaquin Valley and the Coachella Valley. Fresh produce, including table grapes, stonefruit, citrus, peppers and watermelons, is marketed and shipped to food wholesalers and retailers throughout the United States and to more than 30 foreign countries. Sun World owns three cold storage and/or packing facilities in California, of which two are operated and one is leased to a third party.

     On January 30, 2003, Sun World and certain of its subsidiaries (Sun Desert Inc., Coachella Growers, and Sun World/Rayo) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The filing was made in the United States Bankruptcy Court, Central District of California, Riverside Division. Sun World sought bankruptcy protection in order to access a seasonal financing package of up to $40 million to provide working capital through the 2003-2004 growing seasons. Under the protection of Chapter 11, the Company is managing its affairs and operating its business as a debtor-in-possession while it develops its Plan of Reorganization. Estimated liabilities subject to compromise at January 30, 2003 (date of filing the Chapter 11) are summarized as follows (dollars in thousands):

   Pre-petition liabilities       $   7,502
   Due to parent company             13,549
   Unsecured notes payable            5,000
   Secured notes payable            115,000
                                  ---------

    Total                         $ 141,051
                                  =========

     As a debtor-in-possession, Sun World is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against Sun World may not be enforced. In addition, under the Bankruptcy Code, Sun World may assume or reject executory contracts, including lease obligations. Parties affected by these rejections may file claims with the Court in accordance with the reorganization process. Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Bankruptcy Court.

     The four Sun World entities are the joint proponents of the Debtors' Joint Plan of Reorganization Dated November 24, 2003
(the "Plan"). Under the Plan, which is subject to amendment and modification, the reorganized Sun World will continue to operate as a going concern on and after the Plan's effective date. The Plan provides for the restructuring of Sun World's balance sheet by providing for Sun World to issue equity interests in the reorganized company to the holders of its First Mortgage Notes in partial satisfaction of their mortgage note claims; for the payment in full of convenience claims and trade claims; and for Sun World to issue equity interests in the reorganized company to entities holding certain other unsecured claims in full satisfaction of those claims. Exit financing to be provided by an exit lender under the Plan should meet the reorganized company's need for seasonal financing following the effective date. The hearing to consider the adequacy of the disclosure statement accompanying the Plan, most recently scheduled for June 11, 2004, has been subject to several postponements and no hearing date is currently scheduled.

     In Sun World's filings with the Bankruptcy Court, Sun World has reported that it believes that the Plan likely cannot be confirmed absent the acceptance of the holders of the First Mortgage Notes, in their capacity as secured creditors. Sun World has further reported to the Bankruptcy Court that the holders of the First Mortgage Notes have not reached a consensus with respect to certain corporate governance issues relating to the reorganized company, and that they have been unable to finalize a shareholder agreement term sheet. In the meantime, Sun World has, with Bankruptcy Court approval, expanded the scope of its engagement with Ernst & Young Corporate Finance LLC to include services related to (i) a sale of substantially all of its assets pursuant to a motion or a plan or reorganization, and (ii) obtaining an equity investor and financing under a plan of reorganization and is actively pursuing the sales/investment process. Sun World has chosen to delay the preparation of an amended Plan and disclosure statement and the scheduling of a disclosure statement hearing date pending the outcome of these most recent developments. Sun World's exclusivity period (i.e. the period during which only Sun World may file a plan of reorganization) currently expires on December 31, 2004. The Company cannot predict at this time what changes, if any, will be made to the Plan as a result of the foregoing or whether or not the Plan, as amended, will be approved.

     At January 30, 2003, due to the Company's loss of control over the operations of Sun World, the financial statements are no longer consolidated with those of Cadiz. Instead, Cadiz accounts for its investment in Sun World on the cost basis of accounting. As a result, the Company wrote off its net investments in Sun World of $195 thousand at the Chapter 11 filing date because it does not anticipate being able to recover its investment.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

BASIS OF PRESENTATION

     The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business. The Company incurred losses of $22.2 million and $25.7 million in 2002 and 2001, respectively, had a working capital deficit of $34.0 million at December 31, 2002, and used cash in operations of $10.1 million and $4.3 million in 2002 and 2001, respectively. In addition, Sun World filed for reorganization under Chapter 11 of the Bankruptcy Code. The financial statements of the Company do not purport to reflect or to provide for all of the consequences of an ongoing Chapter 11 reorganization. Specifically, but not all-inclusive, the financial statements of the Company do not present: (a) the realizable value of assets on a liquidation basis or the availability of such assets to satisfy liabilities, (b) the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 reorganization, or (c) the effect of changes which may be made resulting from a Plan of Reorganization. The appropriateness of using the going-concern basis is dependent upon, among other things, confirmation of a Plan of Reorganization, future profitable operations, the ability to comply with provisions of financing agreements and the ability to generate sufficient cash from operations to meet obligations.

     Inherent in a successful Plan of Reorganization is a capital structure that permits the Company to generate cash flows after reorganization to meet its restructured obligations and fund the current operations of the Company. There can be no assurance that the Company will be able to attain these objectives or reorganize successfully. Because of the ongoing nature of the reorganization case, the financial statements contained herein are subject to material uncertainties.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and Sun World. All material intercompany balances and activity have been eliminated from the consolidated financial statements.

ONE-FOR-25 REVERSE STOCK SPLIT

      In December 2003, the Company effected a one-for-25 reverse
stock  split.   All  share  and  per  share  information  in  the
accompanying   financial  statements  have   been   retroactively
restated to reflect the effect of this stock split.

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

REVENUE RECOGNITION

     Sun World recognizes crop sale revenue upon shipment and transfer of title to customers. Packing revenues and marketing commissions from third party growers are recognized when the related services are provided. Proprietary product development revenues are recognized based upon product sales by licensees. Project development and management fees are recorded when earned under the terms of the related agreement.

     Revenues attributable to one national retailer totaled $9.6 million (8.4%) in 2002, $7.9 million (8.5%) in 2001 and $12.8 million (11.9%) in 2000. Export sales accounted for approximately 12.1%, 8.4% and 9.9% of the Company's revenues for the years ended December 31, 2002, 2001 and 2000, respectively. Services and license revenues were less than 10% of total revenues for each of the years in the three-year period ended December 31, 2002.

RESEARCH AND DEVELOPMENT

     Sun World incurs costs to research and develop new varieties of proprietary products. Research and development costs are expensed as incurred. Such costs were approximately $2,424,000 for the year ended December 31, 2002, $2,023,000 for the year ended December 31, 2001, and $1,636,000 for the year ended December 31, 2000.

NET LOSS PER COMMON SHARE

     Basic Earnings Per Share (EPS) is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any, by the weighted-average common shares outstanding. Options, deferred stock units, warrants and preferred stock convertible into or exercisable for certain shares of the Company's common stock, were not considered in the computation of diluted EPS because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 333,000 shares, 92,000 shares, and 60,000 shares for the years ended December 31, 2002, 2001 and 2000, respectively.

STOCK-BASED COMPENSATION

     As permitted under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock options and other stock-based employee awards. Pro forma information regarding net loss and loss per share, as calculated under the provisions of SFAS 123, are disclosed in the table below. The Company accounts for equity securities issued to non-employees in accordance with the provision of SFAS 123 and Emerging Issues Task Force 96-18.

     Had compensation cost for these plans been determined using fair value the Company's net loss and net loss per common share would have increased to the following pro forma amounts (dollars in thousands):

                                       YEAR ENDED DECEMBER 31,
                                       -----------------------
                                      2002       2001       2000
                                      ----       ----       ----

Net loss applicable to common stock:
                As  reported        $ (24,334) $ (26,754) $ (22,458)
                Expense under
                 SFAS 123                (648)      (949)      (992)
                                    ---------  ---------  ---------
                Pro forma           $ (24,982) $ (27,703) $ (23,450)
                                    =========  =========  =========

Net loss per common share:
                As reported         $  (16.76) $  (18.66) $  (15.88)
                Expense under
                 SFAS 123               (0.45)     (0.66)     (0.70)
                                    ---------  ---------  ---------
                Pro forma           $  (17.21) $  (19.32) $  (16.58)
                                    =========  =========  =========

CASH AND CASH EQUIVALENTS

     The Company considers all short-term deposits with an original maturity of three months or less to be cash equivalents.
The Company invests its excess cash in deposits with major international banks and, from time to time, in short-term commercial paper and, therefore, bears minimal risk. Such investments are stated at cost, which approximates fair value, and are considered cash equivalents for purposes of reporting cash flows.

INVENTORIES

     Growing crops, harvested crops, and materials and supplies are stated at the lower of cost or market, on a first-in, first-out (FIFO) basis. Growing and harvested crop inventory includes direct costs and an allocation of indirect costs.

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

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company annually evaluates its long-lived assets, including intangibles, for potential impairment. When circumstances indicate that the carrying amount of the asset may not be recoverable, as demonstrated by estimated future cash flows, an impairment loss would be recorded based on estimated fair value. As a result of the actions taken by Metropolitan in the fourth quarter of 2002 as described in Note 1, the Company, with the assistance of an independent valuation firm, evaluated the carrying value of its water program and determined that the asset was not impaired and that the costs will be recovered through implementation of the Cadiz Program either with other government organizations, water agencies and private water users, or through implementation of the Cadiz Program on terms acceptable to both Cadiz and Metropolitan.

     During the year ended December 31, 2002, 2001 and 2000, the Company incurred costs to remove certain underperforming crops, primarily stonefruit, citrus, and wine grapes. The Company recorded a charge of $4,514,000, $736,000 and $1,549,000 in 2002,
2001 and 2000, respectively, in connection with the removal costs and write off of capitalized costs related to these crops which is shown under the heading "Removal of underperforming crops" on the Consolidated Statement of Operations.

GOODWILL AND OTHER ASSETS

     As a result of a merger in May 1988 between two companies, which eventually became known as Cadiz Inc., goodwill in the amount of $7,006,000 was recorded. This amount was being amortized on a straight-line basis over thirty years.
Accumulated amortization was $3,193,000 at December 31, 2001. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, ("SFAS No. 142") "Goodwill and Other Intangible Assets". Under SFAS No. 142 goodwill and intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests in accordance with the Statement. Upon adoption of SFAS No. 142, effective at the beginning of fiscal 2002, the Company performed a transitional fair value based impairment test and determined that its goodwill was not impaired. In addition, cessation of amortization of goodwill upon adoption of SFAS No. 142 did not have a material impact upon the Company's financial position or results of operations. Goodwill is tested for impairment annually in the first quarter, or earlier if events occur which require an impairment analysis be performed. As a result of the actions taken by Metropolitan in the fourth quarter of 2002 as described in Note 1, the Company, with the assistance of an independent valuation firm, performed an impairment test of its goodwill and determined that its goodwill was not impaired.

     Amortization expense on goodwill was $234,000 for each of the years ended December 31, 2001 and 2000. As required by SFAS No. 142, the results for the prior years have not been restated. Had the Company applied the non-amortization provisions related to goodwill under SFAS No. 142 for all periods presented, the Company's net loss and net loss per share would have been as follows (in thousands, except per share amounts):


                                       2002       2001       2000
                                       ----       ----       ----

Reported net loss applicable to
 common stock                        $ (24,334) $ (26,754) $ (22,458)
Goodwill amortization, net of tax            -        234        234
                                     ---------  ---------  ---------

Adjusted net loss                    $ (24,334) $ (26,520) $ (22,224)
                                     =========  =========  =========

Basic and diluted net loss per share:
        As reported                  $  (16.76) $  (18.66) $  (15.88)
        Goodwill amortization                -       0.16       0.17
                                     ---------  ---------  ---------

Adjusted basic and diluted net
 loss per share                      $  (16.76) $  (18.50) $  (15.71)
                                     =========  =========  =========

     Capitalized loan fees represent costs incurred to obtain debt financing. Such costs are amortized over the life of the related loan. At December 31, 2002, the majority of capitalized loan fees relate to the issuance of the First Mortgage Notes described in Note 10.

     Trademark development costs represent legal costs incurred to obtain and defend patents and trademarks related to the Company's proprietary products throughout the world. Such costs are capitalized and amortized over their estimated useful life, which range from 10 to 20 years.

     In October 1999, Sun World entered into a management agreement with Kingdom Agricultural Development Company (KADCO) to develop and manage up to 100,000 acres of agricultural land in southern Egypt called the Tushka project. KADCO is controlled by His Royal Highness Prince Alwaleed Bin Talal Bin Abdulaziz Alsuad. As compensation for project development and management, Sun World earns a quarterly fee of $312,500 based upon meeting developmental milestones to be paid through an equity interest in KADCO. The management agreement expired on September 30, 2003. Sun World will receive licensing revenues from KADCO in the future based upon planting of proprietary varieties at the Tushka project. KADCO is currently engaged in a private placement to raise the required funds to develop the project. Sun World anticipates receiving shares in KADCO for payment of its project development and management fee in connection with the completion of the private placement. The amount of shares to be received will be the current per share price used for the private placement divided into the total amount of management fee earned which is shown under the heading, "Receivable from KADCO to be paid in common shares" in Note 7.

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

SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest during the years ended December 31, 2002, 2001 and 2000 was $15,262,000, $16,020,000 and $16,328,000,
respectively. Cash paid for income taxes during the years ended December 31, 2002, 2001 and 2000 was $71,000, $57,000 and $226,000,
respectively.

NEW ACCOUNTING PRONOUNCEMENTS

     Adoption of Statement of Financial Accounting Standard
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, SFAS No. 141, Accounting for Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets did not have a material impact on the Company's financial position, results of operations or cash flows for the year ended December 31, 2002.

     In April 2002, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standard (SFAS) No. 145, which rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers, and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking Fund Requirements as well as amends FASB No. 13, to make various
technical various corrections.   The Statement is effective for
financial statements issued after May 15, 2002. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company adopted the provisions of SFAS 146 effective January 1, 2003 and such adoption did not have a material impact on the consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of 2002 and the recognition provisions of FIN 45 effective January 1, 2003. Such adoption did not have a material impact on the consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to Statement 123 in paragraphs 2(a)-2(e) of this Statement shall be effective for financial statements for fiscal years ending after December 15, 2002. Earlier application of the transition provisions in paragraphs 2(a)-2(d) is permitted for entities with a fiscal year ending prior to December 15, 2002, provided that financial statements for the 2002 fiscal year have not been issued as of the date this Statement is issued. Early application of the disclosure provisions in paragraph 2(e) is encouraged. The amendment to Statement 123 in paragraph 2(f) of this Statement and the amendment to Opinion 28 in paragraph 3 shall be effective for financial reports containing condensed financial statements for interim periods beginning after December

15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company's financial position or results of its operations.

     In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have an impact on its consolidated financial statements since it currently has no variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (SPE). The consolidation requirements apply to all SPE's in the first year or interim period ending after December 15, 2003. The Company's adoption of the provisions of FIN 46R is not expected to have a material impact on its consolidated financial statements since it currently has no SPE's.

     In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. The Company adopted the provisions of SFAS 149 effective June 30, 2003 and such adoption did not have an impact on its consolidated financial statements since the Company has not entered into any derivative or hedging transactions.

     In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

  * a financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;

  * a financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer s equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and

  * a financial instrument that embodies an unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer s equity shares, or (3) variations inversely related to changes in the fair value of the issuer s equity shares.

     In November 2003, FASB issued FASB Staff Position No. 150-3 which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities, SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS 150 are deferred indefinitely. The measurement provisions of SFAS 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period. The Company adopted the provisions of SFAS 150 effective June 30, 2003, and such adoption did not have an impact on its consolidated financial statements.


NOTE 3 - NOTE RECEIVABLE FROM OFFICER
-------------------------------------

     On July 5, 2002, the chief executive officer ("CEO") of the Company issued a promissory note to the Company for a loan of up to $1,000,000 to be made by the Company to the CEO. Under the terms of the promissory note, the principal and unpaid interest, at 6% per annum, was due and payable on July 5, 2003. The note was collateralized by a pledge of shares of common stock, restricted stock and deferred stock units so that the aggregate fair market value of the pledged collateral was equal to or greater than 133% of the outstanding principal and accrued interest due on the note.

     On July 5, 2003, the Company and CEO entered into an "Agreement Regarding Satisfaction of Note Obligation" (the "Agreement"). Under the terms of the Agreement, the Company determined that it was obligated to pay the CEO effective February 1, 2003, $800,000 as a termination payment under a previously existing employment agreement. This overall settlement with Mr. Brackpool was made effective July 5, 2003, by way of a corresponding reduction in Mr. Brackpool's obligations to Cadiz under the loan. This reduction, along with cash payments by Mr. Brackpool in the amount of $181,013 and an application of $50,000 of accrued but unpaid compensation owed by Cadiz to Mr. Brackpool under his post February 1, 2003 employment arrangements with Cadiz, resulted in the settlement in full by Mr. Brackpool of his obligations under this loan.


     The Agreement of Employment dated July 5, 2003, has an initial term of February 1, 2003, through September 30, 2003; provides for a fixed amount of monthly compensation; and allows for a new employment agreement to be negotiated, if mutually agreeable, upon expiration of the term of the agreement. Although the initial term of the agreement has expired the CEO continues to provide services to the Company under the terms of the agreement.

NOTE 4 - ACCOUNTS RECEIVABLE
-----------------------------

     Accounts receivable consist of the following (dollars in thousands):

                                                  DECEMBER 31,
                                                 2002       2001
                                                 ----       ----

          Trade receivables                    $   4,303  $   4,294
          Due from unaffiliated growers               24        448
          Other                                    2,952      2,090
                                               ---------  ---------

                                                   7,279      6,832
          Less allowance for doubtful accounts      (547)      (506)
                                               ---------  ---------

                                               $   6,732  $   6,326
                                               =========  =========

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


NOTE 5 - INVENTORIES
--------------------

     Inventories consist of the following (dollars in thousands):

                                                   DECEMBER 31,
                                                 2002       2001
                                                 ----       ----

          Growing crops                        $  10,702  $  10,174
          Materials and supplies                   2,525      2,621
          Harvested product                          286        232
                                               ---------  ---------

                                               $  13,513  $  13,027
                                               =========  =========


NOTE 6 - PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS
------------------------------------------------------

     Property, plant, equipment and water programs consist of the following (dollars in thousands):
                                                   DECEMBER 31,
                                                 2002       2001
                                                 ----       ----

          Land                                 $  66,372  $  69,068
          Permanent crops                         61,994     66,300
          Developing crops                        11,624     12,997
          Water programs                          16,859     16,181
          Buildings                               22,620     22,544

          Machinery and equipment                 20,818     20,588
                                               ---------  ---------

                                                 200,287    207,678
          Less accumulated depreciation          (45,359)   (42,381)
                                               ---------  ---------

                                               $ 154,928  $ 165,297
                                               =========  =========

     Depreciation expense during the years ended December 31, 2002, 2001 and 2000 was $7,178,000, $7,699,000, and $7,971,000,
respectively.


NOTE 7 - OTHER ASSETS
---------------------

     Other assets consist of the following (dollars in
thousands):
                                                   DECEMBER 31,
                                                 2002       2001
                                                 ----       ----

   Deferred loan costs, net                    $   1,156  $   2,400
   Long-term receivables                             327        342
   Capitalized trademark development, net          1,934      2,000
   Receivable from KADCO to be paid in
    common shares                                  4,063      2,813
   Other                                               -         10
                                               ---------  ---------

                                               $   7,480  $   7,565
                                               =========  =========

     Amortization expense of deferred loan costs was $5,761,000, $3,748,000 and $2,546,000 in 2002, 2001, and 2000, respectively, and is included in interest expense in the statement of operations. Amortization expense for capitalized trademark development was $302,000, $219,000 and $176,000 in 2002, 2001, and 2000, respectively.
Future amortization of capitalized trademark development is as follows; $352,000 - 2003; $285,000 - 2004; $285,000 - 2005;
$286,000 - 2006; $278,000 - 2007; $448,000 - 2008 and thereafter.


NOTE 8 - ACCRUED LIABILITIES
----------------------------

     Accrued liabilities consist of the following (dollars in thousands):

                                                  DECEMBER 31,
                                                 2002       2001
                                                 ----       ----

          Interest                             $   2,934  $   2,736
          Payroll and benefits                     2,731      1,907
          Preferred stock dividends                  561        345
          Other                                      590        692
                                               ---------  ---------

                                               $   6,816  $   5,680
                                               =========  =========

NOTE 9 - REVOLVING CREDIT FACILITY
----------------------------------

     In November 2002, Sun World was notified by its seasonal revolving lender that it would not renew Sun World's revolving Credit Facility for the 2003 growing season. The seasonal revolver expired on November 30, 2002. Sun World sought and obtained extensions from its lender through January 31, 2003. During the extension period, Sun World sought to obtain seasonal financing from several different lenders. Each of these lenders wanted to have a first position on all of Sun World's assets in order to lend outside of a Chapter 11 proceeding. This required the holders of the First Mortgage Notes to modify their agreement with Sun World. As outlined in Note 1, Sun World was unable to procure the financing with the consent of all parties. On
January 30, 2003, Sun World and certain of its subsidiaries filed a voluntary petition for Chapter 11. On January 31, 2003, the Bankruptcy Court approved an interim $15 million dollar debtor-in-possession ("DIP") financing facility. On March 3, 2003, the Bankruptcy Court approved an additional $25 million with the same lender for a final approved DIP financing facility of $40 million. The DIP financing expires on November 30, 2004, bears interest at the greater of Prime plus 4% or 8.25% , and is secured by substantially all of Sun World's assets. Borrowing availability is determined based on the lesser of (1) eligible percentages of inventory and accounts receivable plus a specified amount starting at $15 million and reduced by $150,000 per month;
(2) certain multiples of trailing 12 months EBITDA as defined in the credit agreement; or (3) eligible percentage of the current value of all real property. Sun World is required to meet certain financial covenants.

     At December 31, 2002, $4.4 million was outstanding under Sun World's Revolving Credit Facility that was subsequently paid off with proceeds from the DIP financing on January 30, 2003. No amount was outstanding under the Revolving Credit Facility at December 31, 2001.

NOTE 10 - LONG-TERM DEBT
------------------------

     At December 31, 2002 and December 31, 2001, the carrying amount of the Company's outstanding debt is summarized as follows
(dollars in thousands):

                                                  DECEMBER 31,
                                                 2002       2001
                                                -----       ----
Cadiz obligations:

 Senior term bank loan, interest payable
  quarterly, variable interest rate based
  upon LIBOR plus 3% (4.35% at December 31,
  2002 and 5.6% at December 31, 2001), due
  January 31, 2003                             $  10,095  $  10,095


 $25 million revolving line of credit,
  interest payable quarterly, variable
  interest rate based upon LIBOR plus 3%
  (4.35% at December 31, 2002 and 5.6% at
  December 31, 2001), due January 31, 2003
  (see Cadiz obligations below)                   25,000     15,000

 Debt discount                                      (326)      (363)
                                               ---------  ---------

                                                  34,769     24,732
                                               ---------  ---------

Sun World obligations:

 Series B First Mortgage Notes, interest
  payable semi-annually with principal due
  in April 2004, interest at 11.25%              115,000    115,000

 Senior unsecured term loan, interest payable
  quarterly, due December 31, 2002, interest
  at (LIBOR plus 5% - 6.35% at December 31,
  2002 and LIBOR plus 3% - 5.60% at
  December 31, 2001)                               5,000      5,000


 Note payable to bank, quarterly principal
  installments of $72 plus interest payable
  monthly, due December 31, 2003, interest at
  prime (4.25% at December 31, 2002 and 4.75%
  at December 31, 2001)                              856      1,142

 Note payable to insurance company, quarterly
  installments of $120 (including interest),
  due January 1, 2005, interest at 7.75%             654        945

 Note payable to finance company, monthly
  installments of $18 (including interest),
  due July 1, 2002, interest at 7.50%                  -        103


 Other                                               187        269

 Debt discount                                         -       (802)
                                               ---------  ---------

                                                 121,697    121,657
                                               ---------  ---------

                                                 156,466    146,389

Less current portion                             (41,019)    (4,960)
                                               ---------  ---------

                                               $ 115,447  $ 141,429
                                               =========  =========

     Pursuant to the Company's various loan agreements, annual maturities of long-term debt outstanding, excluding $326,000 representing the unamortized portion of warrants issued with debt, on December 31, 2002 are as follows: 2003 - $41,345,000; 2004 -
$115,419,000; 2005 - $23,000; and 2006 - $5,000.  As a result of Sun World's Chapter 11 filing on January 30, 2003, all required principal payments on Sun World's long term debt are suspended.

CADIZ OBLIGATIONS

     The senior term bank loan of $10,095,000 is secured by substantially all of the Company's non-Sun World related property. In February 2002, the Company completed an extension of the maturity date of the obligation to January 31, 2003. The interest rate is LIBOR plus 300 basis points, payable quarterly.

     The revolving credit facility was fully drawn at December 31, 2002 and 2001, and is secured by a second lien on substantially all of the non-Sun World assets of the Company. During 2001, pursuant to the loan agreement, the Company repriced certain warrants previously issued. In February 2002, the Company completed an extension of the maturity date of the obligation to January 31, 2003. The interest rate can either be LIBOR plus 300 basis points if paid in cash or LIBOR plus 700 basis points if paid in common stock. In March 2002, the Company's revolving credit facility was increased from $15 million to $25 million, with $10 million of the $25 million revolver initially convertible into 50,000 shares of the Company's common stock any time prior to January 2003 at the election of the lender. In connection with obtaining the extension of the term loan and revolver and the increase in the revolver, the Company repriced certain warrants previously issued and issued certain additional warrants to purchase shares of the Company's common stock. The estimated fair value of the warrants issued and repriced was calculated using the Black Scholes option pricing model and was recorded as a debt discount and is being amortized over the remaining term of the loan.

     On February 13, 2003, the lender of both the Company's senior term loan and $25 million revolving credit facility delivered to the Company a Notice of Default and Demand for Payment.

     On December 15, 2003, the Company entered into an amendment of its senior term loan and revolving credit facility to extend the maturity date of each through March 31, 2005 and can obtain further extensions through September 30, 2006, by maintaining sufficient balances, among other conditions, in a cash collateral account with the lender. The maximum aggregate amount to be outstanding under the amended credit facilities is $35 million. The amendment of these credit facilities did not constitute a troubled debt restructuring and was accounted for as a debt modification under EITF 96-19. In connection with this amendment, the Company;

  * paid the lender $2,425,034 representing; (i) accrued interest through September 30, 2003 of $1,412,457 at the non default interest rate; (ii) accrued interest through September 30, 2003 of $612,577 at the default rate of interest; and
     (iii) $400,000 in fees;

  * issued to the lender 100,000 shares of series F Preferred stock initially convertible into 1,728,955 shares of common stock; and

  * deposited $2,142,280 in a cash collateral account with the lender representing prepaid interest through March 31, 2005.

     Interest under the amended credit facilities is payable semiannually at the Company's option in either cash at 8% per annum, or in cash and paid in kind ("PIK"), at 4% per annum for the cash portion and 8% per annum for the PIK portion. The PIK portion will be added to the outstanding principal balance.

     The terms of the amended loan facilities also require certain mandatory prepayments from the cash proceeds of future equity issuances by the Company.

SUN WORLD OBLIGATIONS

     In April 1997, Sun World issued $115 million of Series A
First Mortgage Notes through a private placement. The notes have subsequently been exchanged for Series B First Mortgage Notes, which are registered under the Securities Act of 1933 and are publicly traded. The First Mortgage Notes are secured by a first lien (subject to certain permitted liens) on substantially all of the assets of Sun World and its subsidiaries other than growing crops, crop inventories and accounts receivable and proceeds thereof, which secure Sun World's revolving credit facility.
With the entering into the DIP Facility as described in Note 9, the note holders now have a second position on substantially all of Sun World's assets for so long as the DIP Facility is outstanding. The First Mortgage Notes mature April 15, 2004, but are redeemable at the option of Sun World, in whole or in part, at any time prior to the maturity date. The First Mortgage Notes include covenants that do not allow for the payment of dividends by the Company other than out of cumulative net income. As a result of Sun World's Chapter 11 filing discussed in Note 2, principal payment on the First Mortgage Notes was suspended until a final plan of reorganization is approved.

     The First Mortgage Notes are also secured by the guarantees of Coachella Growers, Inc., Sun Desert, Inc., Sun World/Rayo, and Sun World International de Mexico S.A. de C.V. (collectively, the "Sun World Subsidiary Guarantors") and by Cadiz. Cadiz also pledged all of the stock of Sun World as collateral for its guarantee. The guarantees by the Sun World Subsidiary Guarantors are full, unconditional, and joint and several. Sun World and the Sun World Subsidiary Guarantors comprise all of the direct and indirect subsidiaries of the Company other than inconsequential subsidiaries. Additionally, management believes that the direct and indirect non-guarantor subsidiaries of Cadiz and Sun World Subsidiary Guarantors are inconsequential, both individually and in the aggregate, to the financial statements of the Company for all periods presented.

     In December 2000, Sun World entered into a two-year $5 million senior unsecured term loan. In connection with obtaining the loan, the Company issued 2,000 shares of Cadiz' common stock as well as certain warrants to purchase shares of Cadiz common stock were issued. The fair value of the stock and the warrants were recorded as a debt discount and were fully amortized over the life of the loan through December 31, 2002. At December 31, 2002, Sun World did not repay the loan and thus, Sun World was in default. With the default, pursuant to the terms of the agreement, the interest rate was increased by 2%. In connection with Sun World's Chapter 11 filing, all principal and interest on this obligation have been suspended.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Condensed consolidating financial information as of December
31, 2002 and 2001 and for the three years ended December 31, 2002 for the Company is as follows (in thousands):

CONSOLIDATING STATEMENT
OF OPERATIONS INFORMATION
YEAR ENDED DECEMBER 31, 2002
                               CADIZ    SUN WORLD   ELIMINATIONS CONSOLIDATED
                               -----    ---------   ------------ ------------
Revenues                     $   2,067  $ 114,234    $  (2,051)   $ 114,250
                             ---------  ---------    ---------    ---------

Costs and expenses:
  Cost of sales                    103     86,880         (627)      86,356
  General and administrative     7,500     10,953       (1,500)      16,953
  Removal of underperforming
   crops                         1,017      3,497            -        4,514
  Depreciation and
   amortization                  1,022      6,458            -        7,480
                             ---------  ---------    ---------    ---------

  Total costs and expenses       9,642    107,788       (2,127)     115,303
                             ---------  ---------    ---------    ---------

Operating profit (loss)         (7,575)     6,446           76       (1,053)

Loss from subsidiary            (9,540)         -        9,540            -
Interest expense, net            5,108     16,299         (235)      21,172
                             ---------  ---------    ---------    ---------

Loss before income taxes       (22,223)    (9,853)       9,851      (22,225)

Income tax expense                   2         (2)           -            -
                             ---------  ---------    ---------    ---------
 Net loss                      (22,225)    (9,851)       9,851      (22,225)

Less:  Preferred stock
        dividends               (1,125)         -            -       (1,125)
       Imputed dividend on
        preferred stock           (984)         -            -         (984)
                             ---------  ---------    ---------    ---------

Net loss applicable to
 common stock                $ (24,334) $  (9,851)   $   9,851    $ (24,334)
                             =========  =========    =========    =========

CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 31, 2002
                               CADIZ    SUN WORLD   ELIMINATIONS CONSOLIDATED
                               -----    ---------   ------------ ------------
ASSETS

Current assets:
  Cash and cash equivalents  $     189  $   3,040    $       -    $   3,229
  Accounts receivable, net           -      6,732            -        6,732
  Net investment in and
   advances and loans to
   affiliate                     1,739          -       (1,739)           -
  Note receivable from
   officer                       1,022          -            -        1,022
  Inventories                        -     13,638         (125)      13,513
  Prepaid expenses and other       323        843            -        1,166
                             ---------  ---------    ---------    ---------

    Total current assets         3,273     24,253       (1,864)      25,662

Property, plant, equipment
 and water programs, net        40,076    114,852            -      154,928
Other assets                     3,981      7,312            -       11,293
                             ---------  ---------    ---------    ---------

                             $  47,330  $ 146,417    $  (1,864)   $ 191,883
                             =========  =========    =========    =========


LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable           $   1,142  $   6,252    $       -    $   7,394
  Accrued liabilities              987      5,829            -        6,816
  Due to parent company              -     13,546      (13,546)           -
  Revolving  credit  facility        -      4,400            -        4,400
  Long-term debt, current
   portion                      34,769      6,250            -       41,019
                             ---------  ---------    ---------    ---------

  Total current liabilities     36,898     36,277      (13,546)      59,629

Long-term debt                       -    115,447            -      115,447
Deferred income taxes                -      5,447            -        5,447
Other liabilities                  611        928            -        1,539
Series D redeemable preferred
 stock                           4,536          -            -        4,536
Series E-1 and E-2 redeemable
 preferred stock                 6,406          -            -        6,406
Stockholders' equity:
Common stock                        15          -            -           15
Additional paid-in capital     156,151     38,508      (38,508)     156,151
Accumulated deficit           (157,287)   (50,190)      50,190     (157,287)
                             ---------  ---------    ---------    ---------

  Total stockholders' equity    (1,121)   (11,682)      11,682       (1,121)
                             ---------  ---------    ---------    ---------

                             $  47,330  $ 146,417    $  (1,864)   $ 191,883
                             =========  =========    =========    =========

CONSOLIDATING STATEMENT OF
CASH FLOW INFORMATION
YEAR ENDED DECEMBER 31, 2002
                               CADIZ    SUN WORLD   ELIMINATIONS CONSOLIDATED
                               -----    ---------   ------------ ------------

Net cash provided by (used
 for) operating activities   $  (7,910) $  (4,205)   $   1,982    $ (10,133)
                             ---------  ---------    ---------    ---------

Cash flows from investing activities:
 Additions to property,
  plant and equipment             (138)      (500)           -         (638)
 Additions to water programs      (643)         -            -         (643)
 Additions to developing
  crops                            (24)    (2,152)           -       (2,176)
 Proceeds from disposal of
  property, plant and
  equipment                          3      2,460            -        2,463
 Loan to officer                (1,000)         -            -       (1,000)
 (Increase) decrease in other
  assets                           124       (219)           -          (95)
                             ---------  ---------    ---------    ---------

Net cash (used for) provided
 by investing activities        (1,678)      (411)           -       (2,089)
                             ---------  ---------    ---------    ---------

Cash flows from financing activities:
 Net proceeds from issuance
  of stock                         764          -            -          764
 Net proceeds from
  short-term borrowings         10,000      4,400            -       14,400
 Borrowings from
  intercompany revolver           (977)     2,959       (1,982)           -
 Principal payments on
  long-term debt                     -       (761)           -         (761)
 Bank overdraft                   (410)         -            -         (410)
                             ---------  ---------    ---------    ---------

Net cash (used for) provided
 by financing activities         9,377      6,598       (1,982)      13,993
                             ---------  ---------    ---------    ---------

Net (decrease) increase in
 cash and cash equivalents        (211)     1,982            -        1,771

Cash and cash equivalents,
 beginning of period               400      1,058            -        1,458
                             ---------  ---------    ---------    ---------

Cash and cash equivalents,
 end of period               $     189  $   3,040    $       -    $   3,229
                             =========  =========    =========    =========

CONSOLIDATING STATEMENT
OF OPERATIONS INFORMATION
YEAR ENDED DECEMBER 31, 2001
                               CADIZ    SUN WORLD   ELIMINATIONS CONSOLIDATED
                               -----    ---------   ------------ ------------

Revenues                     $   1,903  $  92,399    $  (1,900)   $  92,402
Special litigation recovery      7,929          -            -        7,929
                             ---------  ---------    ---------    ---------

  Total revenues and special
   litigation recovery           9,832     92,399       (1,900)     100,331
                             ---------  ---------    ---------    ---------

Costs and expenses:
 Cost of sales                     118     79,390         (400)      79,108
 General and administrative      5,433      8,980       (1,500)      12,913
 Non-recurring compensation      2,584      2,953            -        5,537
 Removal of underperforming
  crops                            222        514            -          736
 Depreciation and
  amortization                   1,137      7,014            -        8,151
                             ---------  ---------    ---------    ---------

  Total costs and expenses       9,494     98,851       (1,900)     106,445
                             ---------  ---------    ---------    ---------

Operating profit (loss)            338     (6,452)           -       (6,114)

Loss from subsidiary           (22,342)         -       22,342            -

Interest expense, net            3,718     15,598          235       19,551
                             ---------  ---------    ---------    ---------


Loss before income taxes       (25,722)   (22,050)      22,107      (25,665)

Income tax expense                   -         57            -           57
                             ---------  ---------    ---------    ---------


Net loss                       (25,722)   (22,107)      22,107      (25,722)

Less: Preferred stock
       dividends                   591          -            -          591
      Imputed dividend on
       preferred stock             441          -            -          441
                             ---------  ---------    ---------    ---------

Net loss applicable to
 common stock                $ (26,754) $ (22,107)   $  22,107    $ (26,754)
                             =========  =========    =========    =========

CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER  31,  2001
                               CADIZ    SUN WORLD   ELIMINATIONS CONSOLIDATED
                               -----    ---------   ------------ ------------

ASSETS

Current assets:
 Cash and cash equivalents   $     400  $   1,058    $       -    $   1,458
 Accounts receivable, net            -      6,326            -        6,326
 Net investment in and
  advances and loans to
  affiliate                      8,986          -       (8,986)           -
 Inventories                         -     13,229         (202)      13,027
 Prepaid expenses and other        211        578            -          789
                             ---------  ---------    ---------    ---------

    Total current assets         9,597     21,191       (9,188)      21,600

Property, plant, equipment
 and water programs, net        41,266    124,031            -      165,297
Other assets                     4,432      6,946            -       11,378
                             ---------  ---------    ---------    ---------

                             $  55,295  $ 152,168    $  (9,188)   $ 198,275
                             =========  =========    =========    =========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY


Current liabilities:
 Accounts payable            $   1,330  $  10,428    $       -    $  11,758
 Accrued liabilities               791      4,889            -        5,680
 Due to parent company               -     11,254      (11,254)           -
 Bank overdraft                    410          -            -          410
 Long-term debt, current
  portion                            -      4,960            -        4,960
                             ---------  ---------    ---------    ---------

   Total current liabilities     2,531     31,531      (11,254)      22,808

Long-term debt                  24,732    116,697            -      141,429
Deferred income taxes                -      5,447            -        5,447
Other liabilities                  371        559            -          930
Series D redeemable
 preferred stock                 4,243          -            -        4,243
Series E-1 and E-2 redeemable
 preferred stock                 5,715          -            -        5,715
Stockholders' equity:
Common stock                        14          -            -           14
Additional paid-in capital     152,751     38,273      (38,273)     152,751
Accumulated deficit           (135,062)   (40,339)      40,339     (135,062)
                             ---------  ---------    ---------    ---------

  Total stockholders' equity    17,703     (2,066)       2,066       17,703
                             ---------  ---------    ---------    ---------

                             $  55,295  $ 152,168    $  (9,188)   $ 198,275
                             =========  =========    =========    =========

CONSOLIDATING STATEMENT OF
CASH FLOW INFORMATION
YEAR  ENDED DECEMBER 31, 2001
                               CADIZ    SUN WORLD   ELIMINATIONS CONSOLIDATED
                               -----    ---------   ------------ ------------

Net cash provided by (used
 for) operating activities   $   1,442  $  (5,509)   $    (235)   $  (4,302)
                             ---------  ---------    ---------    ---------

Cash flows from investing activities:
 Additions to property,
  plant and equipment              (88)    (1,495)           -       (1,583)
 Additions to water programs    (1,359)         -            -       (1,359)
 Additions to developing
  crops                           (109)    (3,015)           -       (3,124)
 Proceeds from disposal of
  property, plant and
  equipment                          2        450            -          452
 (Increase) decrease in
  other assets                    (575)       494          235          154
                             ---------  ---------    ---------    ---------

Net cash (used for) provided
 by investing activities        (2,129)    (3,566)         235       (5,460)
                             ---------  ---------    ---------    ---------

Cash flows from financing activities:
 Net proceeds from issuance
  of stock                       1,583          -            -        1,583
 Proceeds from issuance of
  preferred stock                7,500          -            -        7,500
 Borrowings from intercompany
  revolver                     (11,254)    11,254            -            -
 Principal payments on
  long-term debt                  (251)    (1,313)           -       (1,564)
 Bank overdraft                    410          -            -          410
                             ---------  ---------    ---------    ---------

Net cash (used for) provided
 by financing activities        (2,012)     9,941            -        7,929
                             ---------  ---------    ---------    ---------

Net (decrease) increase in
 cash and cash equivalents      (2,699)       866            -       (1,833)

Cash and cash equivalents,
 beginning of period             3,099        192            -        3,291
                             ---------  ---------    ---------    ---------

Cash and cash equivalents,
 end of period               $     400  $   1,058    $       -    $   1,458
                             =========  =========    =========    =========

CONSOLIDATING STATEMENT
OF OPERATIONS INFORMATION
YEAR ENDED DECEMBER 31, 2000
                               CADIZ    SUN WORLD   ELIMINATIONS CONSOLIDATED
                               -----    ---------   ------------ ------------

Revenues                     $   1,920  $ 107,727    $  (1,902)   $ 107,745
                             ---------  ---------    ---------    ---------

Costs and expenses:
 Cost of sales                     124     88,203         (402)      87,925
 General and administrative      4,355      9,721       (1,500)      12,576
 Special litigation                424          -            -          424
 Removal of underperforming
  crops                              -      1,549            -        1,549
 Depreciation and
  amortization                   1,174      7,207            -        8,381
                             ---------  ---------    ---------    ---------

  Total costs and expenses       6,077    106,680       (1,902)     110,855
                             ---------  ---------    ---------    ---------

Operating profit (loss)         (4,157)     1,047            -       (3,110)

Loss from subsidiary           (14,216)         -       14,216            -

Interest expense, net            4,085     15,103            -       19,188
                             ---------  ---------    ---------    ---------

Loss before income taxes       (22,458)   (14,056)      14,216      (22,298)

Income tax expense                   -        160            -          160
                             ---------  ---------    ---------    ---------

Net loss                     $ (22,458) $ (14,216)   $  14,216    $ (22,458)
                             =========  =========    =========    =========

CONSOLIDATING STATEMENT OF
CASH FLOW INFORMATION
YEAR ENDED DECEMBER 31, 2000
                               CADIZ    SUN WORLD   ELIMINATIONS CONSOLIDATED
                               -----    ---------   ------------ ------------

Net cash used for operating
 activities                  $  (4,849) $  (4,205)   $       -    $  (9,054)
                             ---------  ---------    ---------    ---------

Cash flows from investing activities:
 Additions to property,
  plant and equipment             (293)      (959)           -       (1,252)
 Additions to water programs    (1,595)         -            -       (1,595)
 Additions to developing
  crops                           (159)    (3,685)           -       (3,844)
 Proceeds from disposal of
  property, plant and
  equipment                          1      2,955            -        2,956
 Increase in other assets         (162)     1,205            -        1,043
                             ---------  ---------    ---------    ---------

Net cash used for investing
 activities                     (2,208)      (484)           -       (2,692)
                             ---------  ---------    ---------    ---------

Cash flows from financing activities:
 Net proceeds from issuance
  of stock                       1,032          -            -        1,032
 Proceeds from issuance of
  preferred stock                5,000          -            -        5,000
 Proceeds from issuance of
  long-term debt                     -      5,231            -        5,231
 Principal payments on
  long-term debt                   (21)      (665)           -         (686)
                             ---------  ---------    ---------    ---------

Net cash provided by
 financing activities            6,011      4,566            -       10,577
                             ---------  ---------    ---------    ---------

Net decrease in cash and
 cash equivalents               (1,046)      (123)           -       (1,169)

Cash and cash equivalents,
 beginning of period             4,145        315            -        4,460
                             ---------  ---------    ---------    ---------

Cash and cash equivalents,
 end of period               $   3,099  $     192    $       -    $   3,291
                             =========  =========    =========    =========

NOTE 11 - INCOME TAXES
-----------------------

     The tax provision in 2001 and 2000 consists primarily of foreign tax withholdings and state taxes in 2000.

     Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available carryforwards. Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows (in thousands):

                                                  DECEMBER 31,
                                                 2002       2001
                                                 ----       ----

          Deferred tax liabilities:
            Fixed asset basis difference       $   8,792  $   7,987
            Other                                     48         48
                                               ---------  ---------

               Total deferred tax liabilities      8,840      8,035
                                               ---------  ---------

          Deferred tax assets:
            Net operating losses                  56,840     49,437
            Fixed asset basis difference           6,849      6,300
            State taxes                            1,855      1,855
            Reserves and accruals                  1,508      3,466
            Other                                  1,359        935
                                               ---------  ---------

               Total deferred tax assets          68,411     61,993

            Valuation allowance for deferred
                   tax assets                    (65,018)   (59,405)
                                               ---------  ---------

               Net deferred tax liability      $   5,447  $   5,447
                                               =========  =========

     The valuation allowance increased by $5,613,000, $11,756,000 and $7,894,000 in 2002, 2001 and 2000, respectively.

     As of December 31, 2002, the Company had net operating loss
(NOL) carryforwards of approximately $157.3 million for federal income tax purposes. Such carryforwards expire in varying amounts through the year 2022. At December 31, 2002, the Company has state NOL carryforwards of $37.9 million. These NOL carryforwards expire in varying amounts through the year 2013.

     Due to the fact that it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against these assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.

     Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the "applicable federal funds rate", as defined in the Internal Revenue Code) and the value of the corporation at the time of a "change of ownership" as defined by Section 382. Due to past equity issuances and equity issuances in 2003, and due to the Chapter 11 filing by Sun World, the Company's ability to utilize net operating loss carryforwards may be limited.

     A reconciliation of the income tax benefit to the statutory federal income tax rate is as follows (dollars in thousands):

                                          YEAR ENDED DECEMBER 31,
                                        2002      2001       2000
                                        ----      ----       ----


   Expected federal income tax
    benefit at 34%                   $  (7,557) $  (8,726) $  (7,581)
   Loss with no tax benefit provided     7,440      8,541      7,380
   Federal AMT refund                      (73)         -          -
   State income tax                          5          6        147
   Foreign withholding taxes                68         51         79
   Amortization                              -         79         79
   Other non-deductible expenses           117        106         56
                                     ---------  ---------  ---------

       Income tax expense            $       -  $      57  $     160
                                     =========  =========  =========


NOTE 12 - EMPLOYEE BENEFIT PLANS
--------------------------------

     The Company has a 401(k) Plan for its salaried employees. Employees must work 1,000 hours and have completed one year of service to be eligible to participate in this plan. The Company matches 75% of the first four percent deferred by an employee up to $1,600 per year. In addition, Sun World maintains a defined contribution pension plan covering its employees who (i) are not covered by a collective bargaining agreement, (ii) have at least one year of service and (iii) have worked at least 1,000 hours per year. Contributions are 2% of each covered employee's salary. For those hourly employees covered under a collective bargaining agreement, contributions are made to a multi-employer pension plan in accordance with negotiated labor contracts and are generally based on the number of hours worked. The Company contributed $322,000, $300,000 and $199,000 to the plans for fiscal years 2002, 2001 and 2000, respectively.


NOTE 13 - PREFERRED AND COMMON STOCK
------------------------------------

SERIES D CONVERTIBLE PREFERRED STOCK

     The Company has an authorized class of 100,000 shares of preferred stock. On December 29, 2000, the Company issued 5,000 shares of Series D Convertible Preferred Stock ("Series D Preferred Stock") for $5,000,000. The holders of the Preferred Stock were entitled to receive dividends, payable semi-annually, at a rate of 7% if paid in cash or 9% if paid in the Company's common stock. The Series D Preferred Stock was initially convertible into 25,000 shares of the Company's common stock any time prior to July 2004 at the election of the holder. The Company also had the right to convert the Series D Preferred Stock, but only when the closing price of the Company's common stock had exceeded $300 per share for 30 consecutive trading days. Holders were entitled to a liquidation preference equal to the initial purchase of $1,000 per share plus any accrued and unpaid dividends. The Series D Preferred Stock would be redeemable in July 2004 if still outstanding.

     The Company issued certain warrants to purchase shares of the Company's common stock in connection with the issuance of the Series D Preferred Stock. The fair market value of the Company's common stock at the time of issuance was above the accounting conversion price resulting in an imputed dividend (beneficial conversion feature). The estimated fair value of the warrants issued (calculated using the Black Scholes option pricing model) and the imputed dividend totaled $1,050,000 which was recorded as a discount to the Series D Preferred Stock. The discount is being amortized through the redemption date of the stock and treated as a reduction to earnings for earnings per share calculations.

SERIES E-1 AND E-2 CONVERTIBLE PREFERRED STOCK

     During the fourth quarter of 2001, the Company issued 3,750 shares of Series E-1 Convertible Preferred Stock and 3,750 shares of Series E-2 Convertible Preferred Stock (the "Series E Preferred Stock") for an aggregate of $7,500,000. The holders of the Series E Preferred Stock are entitled to receive dividends, payable semi-annually, at a rate of 7% if paid in cash or 9% if paid in the Company's common stock. The Series E Preferred Stock was convertible into 40,000 shares of the Company's common stock any time prior to July 2004 at the election of the holder. The Company also had the right to convert the Series E Preferred Stock, but only when the closing price of the Company's common stock had exceeded $262 per share for 30 consecutive trading days. Holders were entitled to a liquidation preference equal to the initial purchase of $1,000 per share plus any accrued and unpaid dividends. The Series E Preferred Stock would be redeemable in July 2004 if still outstanding.

     The Company issued 1,600 shares of the Company's common stock and certain warrants to purchase shares of the Company's common stock in connection with the issuance of the Series E Preferred Stock. The fair market value of the Company's common stock at the time of issuance was above the accounting conversion price resulting in an imputed dividend (beneficial conversion feature). The estimated fair value of the warrants issued (calculated using the Black Scholes option pricing model) and the imputed dividend totaled $1,614,000 which was recorded as a discount to the Series E-1 and Series E-2 Preferred Stock. The discount is being amortized through the redemption date of the stock and treated as a reduction to earnings for earnings per share calculations.

     On October 15, 2002, the Company and preferred stockholders agreed to amend the Certificates of Designations of Series D, Series E-1 and Series E-2 Preferred Stock to (i) reduce the conversion price from $200 per share for the Series D Preferred Stock and from $187.50 per share for Series E Preferred Stock to $131.25 per share for both Series D and Series E Preferred Stock; and (ii) extend the redemption date to July 16, 2006. With the assistance of an independent valuation firm, the Company determined that the additional value associated with the reduction in the conversion price was offset by the extension of the redemption date and that there was no loss or gain attributable to the amendment to the Certificates of Designations.

     On October 20, 2003, the Company and the referred stockholders entered into an agreement to (i) exchange all outstanding shares of Series D Preferred Stock, plus accrued and unpaid dividends, for an aggregate of 320,000 shares of common stock; and (ii) exchange all outstanding shares of series E Preferred Stock, plus accrued and unpaid dividends, for an aggregate of 80,000 shares of common stock. In connection with this conversion, the Company recorded a charge of $42,000 against paid in capital as an inducement to convert. At this time the Company also recorded the unamortized beneficial conversion feature of the Series D and Series E Preferred Stock as a charge against paid in capital.

COMMON STOCK

     Subsequent to December 31, 2002, the Company issued common stock as follows:


  * In March 2003, 8,000 shares of common stock were issued in connection with the issuance of $200,000 of convertible notes payable;

  * In June 2003, the Company sold 672,000 shares of common stock at $2.50 per share;

  * In June, July, and October 2003, the Company issued 128,000 shares of common stock for services at $2.50 per share;

  * In October 2003, the Company issued 400,000 shares of common stock for all outstanding shares of Series D and E
     Preferred Stock;

  * In December 2003, the Company sold 3,440,000 shares of common stock for $2.50 per share;

  * In December 2003, the Company issued 94,000 shares of common stock upon exercise of outstanding warrants;

  * In December 2003, the Company issued 84,699 shares of common stock on conversion of $212,000 in convertible notes payable and accrued interest;

  * In December 2003, the Company issued 160,000 shares of common stock as part of a settlement agreement with a potential claimant; and

  * In December 2003, the Company implemented a one for twenty-five reverse split of our common stock, and

  * In February 2004, the Company issued 140,000 shares of common stock for settlement of a $200,000 executive bonus and a $150,000 consulting fee.


NOTE 14 - STOCK-BASED COMPENSATION PLANS AND WARRANTS
-----------------------------------------------------

STOCK OPTIONS AND WARRANTS

     The Company issues options pursuant to its 1996 Stock Option
Plan (the "1996 Plan") and the 1998 Non-Qualified Stock Option
Plan (the "1998 Plan") approved by the Board of

Directors in February 1998. The Company also grants stock awards pursuant to its 2000 Stock Award Plan described below. Collectively, the plans provide for the granting of up to 160,000 shares. At December 31, 2002, the Company has approximately 27,858 shares remaining that can be granted under the plans. All options are granted at a price approximating fair market value at the date of grant, have vesting periods ranging from issuance date to five years, have maximum terms ranging from five to seven years and are issued to directors, officers, consultants and employees of the Company.

     Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, ("SFAS 123"), "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock-based compensation other than for non-employees.

     The fair value of each option granted during the periods reported was estimated on the date of grant using the Black Scholes option pricing model based on the weighted-average assumptions of: risk-free interest rate of 4.08% for 2002, 4.54% for 2001, and 4.94% for 2000; expected volatility of 57.2% for 2002, 40.0% for 2001, and 66.7% for 2000; expected life of three years for 2002, 2001 and 2000; and an expected dividend yield of zero for all three years.

     The following table summarizes stock option activity for the periods noted. All options listed below were issued to officers, directors, employees and consultants.

                                                          WEIGHTED-
                                                           AVERAGE
                                               AMOUNT   EXERCISE PRICE
                                               ------   --------------

  Outstanding at December 31, 1999              124,510    $ 155.25
     Granted                                      5,300    $ 244.00
     Expired or canceled                           (780)   $ 214.00
     Exercised                                   (8,606)   $ 120.00
                                              ---------    --------

  Outstanding at December 31, 2000              120,424    $ 161.25
     Granted                                     10,650    $ 240.50
     Expired or canceled                        (43,840)   $ 119.00
     Exercised                                  (13,204)   $ 119.50
                                              ---------    --------


  Outstanding at December 31, 2001               74,030    $ 201.25
     Granted                                      3,700    $ 183.75
     Expired or canceled                        (10,280)   $ 189.25
     Exercised                                   (5,740)   $ 132.75
                                              ---------    --------

  Outstanding at December 31, 2002               61,710(a) $ 207.43
                                              =========    ========

  Options exercisable at December 31, 2000      101,964    $ 149.50
                                              =========    ========

  Options exercisable at December 31, 2001       57,870    $ 196.50
                                              =========    ========

  Options exercisable at December 31, 2002       54,690    $ 238.25
                                              =========    ========

  Weighted-average years of remaining
   contractual life of options outstanding
   at December 31, 2002                            1.89
                                              =========

(a) Exercise prices vary from $102.50 to $293.75 and expiration dates vary from March 2003 to October 2008.

     The weighted-average fair value of options granted during the years 2002, 2001 and 2000 were $83.22, $86.00, and $134.25, respectively.

     The Company accounts for equity securities issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force 96-18. During the years ended
December 31, 2002, 2001 and 2000, the Company issued warrants to purchase 64,000, 8,600, and 14,000 shares with weighted-average exercise prices of $50.75, $189.75, and $161.50, respectively. During the year ended December 31, 2000, warrants with a weighted-average exercise price of $125.75 were exercised in a cashless transaction resulting in the issuance of 1,240 shares of common stock. No warrants expired or were canceled during any of the three periods discussed. During 2002, in connection with the loan amendments for the Cadiz obligations described in Note 10, the Company repriced certain warrants previously issued resulting in a reduction in the weighted-average exercise price. At December 31, 2002, there were 113,600 warrants outstanding with a weighted-average exercise price of $58.50 per share, which expire through 2006.

     In connection with the Company's default in February 2003 on its senior term loan and $25 million revolving credit facility, as described in Note 10; (i) warrants held by the lender to purchase 40,000 shares of the Company's common stock vested at an exercise price of $0.25 per share; and (ii) the exercise price on warrants held by the lender to purchase 57,000 shares of the Company's common stock were automatically reset to $0.25 per share.

     As a result, the weighted average exercise price of the 113,600 warrants outstanding at December 31, 2002 decreased to $28.25 per share.

     In December 2003, warrants to purchase 94,000 shares of common stock were exercised for $23,500 in total cash proceeds. At June 30, 2004, warrants to purchase 8,600 shares of common stock of the Company at a weighted average exercise price of $190 per share remained outstanding.

2000 STOCK AWARD PLAN

     The Cadiz Inc. 2000 Stock Award Plan ("Stock Award Plan") was approved by the Company's shareholders in May 2000. Under the Stock Award Plan, the Company may issue various forms of stock awards including restricted stock and deferred stock units to attract, retain and motivate key employees or other eligible persons. As of December 31, 2002, the Company had outstanding 28,917 deferred stock units granted under the Stock Award Plan of which 9,680 deferred stock units entitle the holder to receive one share of the Company's common stock for each deferred stock unit three years from the date of grant and 19,237 deferred stock units were granted pursuant to the exchange noted under Non-Recurring Compensation Expense below. During the year ended December 31, 2002, 3,482 stock units were exchanged for shares of the Company's common stock. The Company charged $579,000, $566,000 and $237,000 to expense during the years ended December 31, 2002, 2001 and 2000, respectively, in connection with the Stock Award Plan.

NON-RECURRING COMPENSATION EXPENSE

     In 2001, the Company issued 22,567 deferred stock units to certain senior managers of Cadiz and Sun World. These deferred stock units were issued in exchange for the cancellation of 42,200 fully vested options to purchase the Company's common stock held by senior managers. In accordance with the terms of Stock Option Exchange Agreements, the number of the deferred stock units issued was calculated based on the average closing price for the 10 business days following the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 on March 29, 2001. Each deferred stock unit is exchangeable for one share of the Company's common stock at the end of the deferral period elected by the holder. The Company recorded a charge of $5,537,000 in 2001 and no cash was expended in connection with the issuance of the deferred stock units.


NOTE 15 - SEGMENT INFORMATION
-----------------------------

        The Company has agricultural operations through its wholly-owned subsidiary, Sun World, and is developing the water resource segment of its business, which is not yet significant to the operations of the Company. With Sun World's filing of voluntary petitions for relief under Chapter 11 of the Bankruptcy code as further described in Note 1, the primary business of the Company is to acquire and develop water resources.

        The Company's has two reportable segments; water resources (Cadiz) and agriculture (Sun World). The accounting policies of the segments are the same as those described in the summary of significant accounting polices. The Company's operations are reported in the following businesses segments:

        Financial information by reportable business segment is reported in the following tables:

                                       2002       2001       2000
                                       ----       ----       ----
                                            ($ in thousands)
External sales:
 Water Resources                     $      16  $       3  $      18
 Agricultural                          114,234     92,399    107,727
                                     ---------  ---------  ---------

Consolidated                         $ 114,250  $  92,402  $ 107,745
                                     =========  =========  =========


Inter-segment sales:
 Water Resources                     $   2,051  $   1,900  $   1,902

 Agricultural                           (2,051)    (1,900)    (1,902)
                                     ---------  ---------  ---------

Consolidated                         $       -  $       -  $       -
                                     =========  =========  =========

Total sales:
 Water Resources                     $   2,067  $   1,903  $   1,920
 Agricultural                          114,234     92,399    107,727
 Other                                  (2,051)    (1,900)    (1,902)
                                     ---------  ---------  ---------

Consolidated                         $ 114,250  $  92,402  $ 107,745
                                     =========  =========  =========


Profit (loss) before income taxes:
 Water Resources                     $  (7,575) $     338  $  (4,157)
 Agricultural                            6,446     (6,452)     1,047
 Other                                      76          -          -
 Interest expense                      (21,172)   (19,551)   (19,188)
                                     ---------  ---------  ---------

Consolidated                         $ (22,225) $ (25,665) $ (22,298)
                                     =========  =========  =========


Assets:
 Water Resources                     $  45,591  $  46,309
 Agricultural                          146,417    152,168
 Other                                    (125)      (202)
                                     ---------  ---------
Consolidated                         $ 191,883  $ 198,275
                                     =========  =========

Capital expenditures:
 Water Resources                     $     805  $   1,556  $   2,047
 Agricultural                            2,652      4,510      4,644
                                     ---------  ---------  ---------

Consolidated                         $   3,457  $   6,066  $   6,691
                                     =========  =========  =========


Depreciation and amortization:
 Water Resources                     $   1,022  $   1,137  $   1,174
 Agricultural                            6,458      7,014      7,207
                                     ---------  ---------  ---------

Consolidated                         $   7,480  $   8,151  $   8,381
                                     =========  =========  =========


Interest expense, net:
 Water Resources                     $   5,108  $   3,718  $   4,085
 Agricultural                           16,299     15,598     15,103
 Other                                    (235)       235          -
                                     ---------  ---------  ---------

Consolidated                         $  21,172  $  19,551  $  19,188
                                     =========  =========  =========

NOTE 16 - CONTINGENCIES
-----------------------

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

NOTE 17 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
-----------------------------------------------------

(In thousands except per share data)

                                      QUARTER ENDED
                        -------------------------------------------------
                        MARCH 31,   JUNE 30,  SEPTEMBER 30,  DECEMBER 31,
                          2002        2002        2002           2002
                          ----        ----        ----           ----

Revenues                $  7,750   $  23,063   $  64,280      $  19,157
Gross profit (loss)        1,497       6,215      16,820          3,362
Net loss applicable to
 common stock             (7,800)     (5,962)       (950)        (9,622)
Net loss per common
 share                  $  (5.40)  $   (4.11)  $    (.65)     $   (6.60)


                                      QUARTER ENDED
                        -------------------------------------------------
                        MARCH 31,   JUNE 30,  SEPTEMBER 30,  DECEMBER 31,
                          2001        2001       2001            2001
                          ----        ----       ----            ----

Revenues                $  7,371   $  20,371   $  48,683      $  15,977
Gross profit (loss)         (570)      4,927       7,611          1,326
Net loss applicable to
 common stock             (7,165)     (5,030)     (5,267)        (9,292)
Net loss per common
 share                  $  (5.02)  $   (3.51)  $   (3.67)     $   (6.50)

                            CADIZ INC.

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

--------------------------------------------------------------------
                                                  DECEMBER 31,
BALANCE SHEET ($ IN THOUSANDS):                  2002       2001
--------------------------------------------------------------------
ASSETS

Current assets:
 Cash and cash equivalents                     $     189  $     400
 Net investment in and advances to subsidiary      1,739      8,986
 Note receivable from officer                      1,022          -
 Prepaid expenses and other                          323        211
                                               ---------  ---------

  Total current assets                             3,273      9,597

Property, plant, equipment and water
 programs, net                                    40,076     41,266
Goodwill                                           3,813      3,813
Other assets                                         168        619
                                               ---------  ---------

                                               $  47,330  $  55,295
                                               =========  =========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                              $   1,142  $   1,330
 Accrued liabilities                                 987        791
 Bank overdraft                                        -        410
 Long-term debt, current portion                  34,769          -
                                               ---------  ---------

  Total current liabilities                       36,898      2,531

Long-term debt                                         -     24,732
Other liabilities                                    611        371

Contingencies

Series D redeemable convertible preferred
 stock - $0.01 par value:
  5,000 shares authorized; shares issued and
  outstanding - 5,000 at December 31, 2002
  and December 31, 2001                            4,536      4,243

Series E-1 and E-2 redeemable convertible
 preferred stock - $0.01 par value:
  7,500 shares authorized; shares issued and
  outstanding - 7,500 at December 31, 2002
  and none at December 31, 2001                    6,406      5,715

Stockholders' equity:
 Common stock - $0.01 par value; 70,000,000
 shares authorized; shares issued and
 outstanding 1,458,659 at December 31, 2002
 and 1,442,833 at December 31, 2001                   15         14

Additional paid-in capital                       156,151    152,751
Accumulated deficit                             (157,287)  (135,062)
                                               ---------  ---------

 Total stockholders' equity                       (1,121)    17,703
                                               ---------  ---------

                                               $  47,330  $  55,295
                                               =========  =========

                             CADIZ INC.

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

-----------------------------------------------------------------------
STATEMENT OF OPERATIONS                     YEAR ENDED DECEMBER 31,
($ IN THOUSANDS)                          2002      2001        2000
-----------------------------------------------------------------------

Revenues                                $   2,067  $   1,903  $   1,920
Special litigation recovery                     -      7,929          -
                                        ---------  ---------  ---------

Total revenues and special
 litigation recovery                        2,067      9,832      1,920
                                        ---------  ---------  ---------

Costs and expenses:
 Cost of sales                                103        118        124
 General and administrative                 7,500      5,433      4,355
 Special litigation                             -          -        424
 Non-recurring compensation expense             -      2,584          -
 Removal of underperforming crops           1,017        222          -
 Depreciation and amortization              1,022      1,137      1,174
                                        ---------  ---------  ---------

 Total costs and expenses                   9,642      9,494      6,077
                                        ---------  ---------  ---------

Operating profit (loss)                    (7,575)       338     (4,157)

Loss from subsidiaries                     (9,540)   (22,342)   (14,216)

Interest expense, net                       5,108      3,718      4,085
                                        ---------  ---------  ---------

Net loss before income taxes              (22,223)   (25,722)   (22,458)

Income taxes                                    2          -          -
                                        ---------  ---------  ---------

Net loss                                  (22,225)   (25,722)   (22,458)

Less:  Preferred stock dividends            1,125        591          -
       Imputed dividend on
        preferred stock                       984        441          -
                                        ---------  ---------  ---------

Net loss applicable to common stock     $ (24,334) $ (26,754) $ (22,458)
                                        =========  =========  =========

                            CADIZ INC.

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

-----------------------------------------------------------------------
                                            YEAR ENDED DECEMBER 31,
                                            ----------------------
STATEMENT OF CASH FLOWS ($ IN THOUSANDS)  2002      2001       2000
-----------------------------------------------------------------------

Cash flows from operating activities:
 Net loss                               $ (22,225) $ (25,722) $ (22,458)
 Adjustments to reconcile net loss to
  net cash provided by (used for)
  operating activities:
   Depreciation and amortization            5,181      3,521      2,956
   Loss from subsidiary                     9,540     22,342     14,216
   (Gain) loss on disposal of assets           (3)         5         (1)
   Removal of underperforming crops         1,017        222          -
   Land received from litigation
    settlement                                  -     (2,000)         -
   Compensation charge for deferred
    stock units                               272        271        100
   Non-recurring compensation expense           -      2,584          -
   Accrued interest on note receivable
    from officer                              (22)         -          -
   Changes in operating assets and
    liabilities:
     Increase in due to subsidiary         (1,360)         -          -
     Decrease (increase) in prepaid
      expenses and other                     (112)         8        183
     Increase in accounts payable            (189)       121        504
     Increase (decrease) in accrued
      liabilities                              (9)        97       (356)
     (Decrease) increase in other
      liabilities                               -         (7)         7
                                        ---------  ---------  ---------

  Net cash provided by (used for)
      operating activities                 (7,910)     1,442     (4,849)
                                        ---------  ---------  ---------

Cash flows from investing activities:
 Additions to property, plant and
  equipment                                  (138)       (88)      (293)
 Additions to developing crops                (24)      (109)      (159)
 Additions to water programs                 (643)    (1,359)    (1,595)
 Proceeds from disposal of property,
  plant and equipment                           3          2          1
 Loan to officer                           (1,000)         -          -
 Increase in other assets                     124       (575)      (162)
                                        ---------  ---------  ---------

  Net cash used for investing activities   (1,678)    (2,129)    (2,208)
                                        ---------  ---------  ---------

Cash flows from financing activities:
 Net proceeds from issuance of stock          764      1,583      1,032
 Net proceeds from short-term borrowings   10,000          -          -
 Proceeds from issuance of preferred
  stock                                         -      7,500      5,000
 Intercompany revolver with subsidiary       (977)   (11,254)         -
 Principal payments on long-term debt           -       (251)       (21)
 Bank overdraft                              (410)       410          -
                                        ---------  ---------  ---------

  Net cash (used for) provided by
   financing activities                     9,377     (2,012)     6,011
                                        ---------  ---------  ---------

Net decrease in cash and cash
 equivalents                                 (211)    (2,699)    (1,046)

Cash and cash equivalents,
 beginning of period                          400      3,099      4,145
                                        ---------  ---------  ---------

Cash and cash equivalents,
 end of period                          $     189  $     400  $   3,099
                                        =========  =========  =========

                                 CADIZ INC.

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

--------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND  2000
($ IN THOUSANDS)
--------------------------------------------------------------------------
                   BALANCE AT    ADDITIONS CHARGED TO             BALANCE
YEAR ENDED         BEGINNING   COSTS AND   INCOME TAX             AT END
DECEMBER 31, 2002  OF PERIOD   EXPENSES    PROVISION  DEDUCTIONS OF PERIOD
-----------------  ---------   --------    ---------  ---------- ---------

Allowance for
 doubtful accounts $     506   $     200   $       -  $     159  $     547
                   =========   =========   =========  =========  =========

Tax valuation
 allowance         $  59,405   $       -   $   5,613  $      -   $  65,018
                   =========   =========   =========  =========  =========


YEAR ENDED
DECEMBER 31, 2001
-----------------

Allowance for
 doubtful accounts $     522   $       -   $       -  $      16  $     506
                   =========   =========   =========  =========  =========

Tax valuation
 allowance         $  47,649   $       -   $  11,756  $       -  $  59,405
                   =========   =========   =========  =========  =========

YEAR ENDED
DECEMBER 31, 2000
-----------------

Allowance for
 doubtful accounts $     224   $     308   $       -  $      10  $     522
                   =========   =========   =========  =========  =========

Tax valuation
 allowance         $  39,665   $       -   $   7,984  $       -  $  47,649
                   =========   =========   =========  =========  =========

       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholder of Sun World International, Inc.


     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows and stockholder's equity present fairly, in all material respects, the financial position of Sun World International, Inc., a wholly-owned subsidiary of Cadiz Inc., and its subsidiaries at December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the accompanying financial statements, Sun World International, Inc. and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on January 30, 2003. Management continues to operate the Company as a debtor-in-possession until a Plan of Reorganization is approved by its creditors and confirmed by the Bankruptcy Court. The Company's objectives in regard to this matter are also discussed in Note 1. The accompanying financial statements have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business. The uncertainties inherent in the bankruptcy process raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  PricewaterhouseCoopers LLP
-------------------------------
     PricewaterhouseCoopers LLP


Los Angeles, California
March 14, 2003

SUN WORLD INTERNATIONAL, INC.
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)
------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF OPERATIONS
------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,
($ IN THOUSANDS)                           2002       2001       2000
------------------------------------------------------------------------


Revenues                                 $ 114,583  $  91,973  $ 107,632
                                         ---------  ---------  ---------

Costs and expenses:
 Cost of sales                              86,880     79,390     88,203
 General and administrative                 10,953      8,980      9,721
 Non-recurring compensation expense              -      2,953          -
 Removal of underperforming crops            3,497        514      1,549
 Depreciation and amortization               6,458      7,014      7,207
                                         ---------  ---------  ---------

                                           107,788     98,851    106,680
                                         ---------  ---------  ---------

Operating income (loss)                      6,795     (6,878)       952

(Gain) loss on sale of property                349       (426)       (95)
Interest expense, net                       16,299     15,598     15,103
                                         ---------  ---------  ---------

Net loss before income taxes                (9,853)   (22,050)   (14,056)

Income tax (benefit) expense                    (2)        57        160
                                         ---------  ---------  ---------

Net loss                                 $  (9,851) $ (22,107) $ (14,216)
                                         =========  =========  =========

See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)
---------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET
---------------------------------------------------------------------
                                                    DECEMBER 31,
($ IN THOUSANDS)                                 2002       2001
---------------------------------------------------------------------
ASSETS

Current assets:
 Cash and cash equivalents                     $   3,040  $   1,058
 Accounts receivable, net                          6,732      6,326
 Inventories                                      13,638     13,229
 Prepaid expenses and other                          843        578
                                               ---------  ---------
    Total current assets                          24,253     21,191


Property, plant, equipment, net                  112,293    121,506
Intangible assets                                  1,934      2,000
Other assets                                       7,937      7,471
                                               ---------  ---------

 Total assets                                  $ 146,417  $ 152,168
                                               =========  =========
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Accounts payable                              $   6,252  $  10,428
 Accrued liabilities                               5,829      4,889
 Due to parent company                            13,546     11,254
 Revolving credit facility                         4,400          -
 Long-term debt, current portion                   6,250      4,960
                                               ---------  ---------

     Total current liabilities                    36,277     31,531

Long-term debt                                   115,447    116,697

Deferred income taxes                              5,447      5,447

Other liabilities                                    928        559
                                               ---------  ---------

  Total liabilities                              158,099    154,234
                                               ---------  ---------

Contingencies

Stockholder's equity:
 Common stock, $0.01 par value, 300,000 shares authorized;
  42,000 shares issued and outstanding                 -          -
 Additional paid-in capital                       38,508     38,273
 Accumulated deficit                             (50,190)   (40,339)
                                               ---------  ---------

  Total stockholder's equity                     (11,682)    (2,066)
                                               ---------  ---------

 Total liabilities and stockholder's equity    $ 146,417  $ 152,168
                                               =========  =========

See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)
----------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS
----------------------------------------------------------------------

                                          YEAR ENDED DECEMBER 31,
                                          -----------------------
($ IN THOUSANDS)                        2002       2001       2000
----------------------------------------------------------------------

Cash flows from operating activities:
Net loss                              $  (9,851) $ (22,107) $ (14,216)
Adjustments to reconcile net loss to net
cash used for operating activities:
  Depreciation and amortization           8,295      8,143      7,970
  Loss (gain) on disposal of assets         349       (426)       (95)
  Removal of underperforming crops        3,497        514      1,549
  Shares of KADCO stock earned
   for services                          (1,250)    (1,250)    (1,250)
  Share of partnership operations             -          -        (71)
  Compensation charge for deferred
   stock units                              307        296        137
  Non-recurring compensation expense          -      2,953          -
  Changes in operating assets and
   liabilities:
   (Increase) decrease in accounts
     receivable                            (406)     1,553        552
   (Increase) decrease in inventories    (1,039)     1,830      2,740
   (Increase) decrease in prepaid
    expenses and other                     (265)      (160)       112
   (Decrease) increase in accounts
    payable                              (4,176)     3,734       (645)
   Increase (decrease) in accrued
    liabilities                             687       (647)      (683)
   (Decrease) increase in due
    to parent                              (668)     1,983          -
   Increase (decrease) in other
    liabilities                             315         58       (305)
                                      ---------  ---------  ---------
  Net cash used for operating
   activities                            (4,205)    (3,526)    (4,205)
                                      ---------  ---------  ---------


Cash flows from investing activities:
Additions to property, plant,
 equipment and water programs              (500)    (1,495)      (959)
Additions to developing crops            (2,152)    (3,015)    (3,685)
Proceeds from disposal of property,
 plant and equipment                      2,460        450      2,955
Partnership distributions                     -          -      1,568
(Increase) decrease in other assets        (219)       494       (363)
                                      ---------  ---------  ---------

  Net cash used for investing
   activities                              (411)    (3,566)      (484)
                                      ---------  ---------  ---------

Cash flows from financing activities:
Proceeds from issuance of long-term
 debt                                         -          -      5,231
Principal payments on long-term debt       (762)    (1,313)      (665)
Net proceeds from short-term borrowings   4,400          -          -
Intercompany revolver with parent         2,960      9,271          -
                                      ---------  ---------  ---------

  Net cash provided by financing
   activities                             6,598      7,958      4,566
                                      ---------  ---------  ---------

Net increase (decrease) in cash
 and cash equivalents                     1,982        866       (123)

Cash and cash equivalents
 at beginning of period                   1,058        192        315
                                      ---------  ---------  ---------

Cash and cash equivalents at
 end of period                        $   3,040  $   1,058  $     192
                                      =========  =========  =========

See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)
-----------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
($ IN THOUSANDS)
-----------------------------------------------------------------------------
                                         ADDITIONAL                 TOTAL
                          COMMON STOCK    PAID-IN   ACCUMULATED STOCKHOLDER'S
                        SHARES   AMOUNT   CAPITAL     DEFICIT      EQUITY
                        ------   ------   -------     -------      ------
Balance as of
 December 31, 1999        42,000  $   -  $  34,183   $  (4,016) $  30,167

Capital contribution
 from parent for the
 value of shares and
 warrants issued in
 connection with
 obtaining the senior
 unsecured term loan
 financing                     -      -      1,142           -      1,142

Net loss                       -      -          -     (14,216)   (14,216)
                       ---------  -----  ---------   ---------  ---------
Balance as of
 December 31, 2000        42,000      -     35,325     (18,232)    17,093

Capital contribution
 from parent for the
 value of the
 non-recurring
 compensation                  -      -      2,953           -      2,953

Revaluation of
 derivative for
 warrants issued
 by parent                     -      -       (235)          -       (235)

Capital contribution
 from parent for
 warrants issued
 relating to senior
 unsecured term loan           -      -        230           -        230


Net loss                       -      -          -     (22,107)   (22,107)
                       ---------  -----  ---------   ---------  ---------

Balance as of
 December 31, 2001        42,000      -     38,273     (40,339)    (2,066)

Revaluation of
 derivative for
 warrants issued
 by parent                     -      -        235           -        235

Net loss                       -      -          -      (9,851)    (9,851)
                       ---------  -----  ---------   ---------  ---------

Balance  as of
 December 31, 2002        42,000  $   -  $  38,508   $ (50,190) $ (11,682)
                       =========  =====  =========   =========  =========

See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
==========================================

NOTE 1 - NATURE OF OPERATIONS AND REORGANIZATION UNDER CHAPTER 11
-----------------------------------------------------------------

     Founded in 1975, Sun World International, Inc. ("SWII" or "Sun World") and its subsidiaries (collectively, the "Company") operate as the agricultural segment of Cadiz Inc. ("Cadiz"). The Company is an integrated agricultural operation that owns approximately 18,400 acres of land, primarily located in two major growing areas of California: the San Joaquin Valley and the Coachella Valley. Fresh produce, including table grapes, stonefruit, citrus, peppers and watermelons is marketed, packed and shipped to food wholesalers and retailers located throughout the United States and to more than 30 foreign countries. The Company owns and operates three cold storage and/or packing facilities located in California, of which two are operated and one is leased to a third party.

     On January 30, 2003, SWII and certain of its subsidiaries (Sun Desert Inc., Coachella Growers, and Sun World/Rayo) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The filing was made in the United States Bankruptcy Court, Central District of California, Riverside Division. SWII sought bankruptcy protection in order to access a seasonal financing package of up to $40 million to provide working capital through the 2003-2004 growing seasons. Under the protection of Chapter 11, the Company is managing its affairs and operating its business as a debtor-in-possession while it develops its Plan of Reorganization. Liabilities subject to compromise at January 30, 2003 (date of filing the Chapter 11) are summarized as follows (dollars in thousands):

   Pre-petition liabilities      $   7,502
   Due to parent company            13,549
   Unsecured notes payable           5,000
   Secured notes payable           115,000
                                 ---------

    Total                        $ 141,051
                                 =========

     Historically, Cadiz has supplemented the annual working capital requirements of Sun World. Cadiz determined it would not be in a position to supplement the revolving credit facility for this forthcoming season, thereby requiring Sun World to access a larger facility than in the past. Sun World was able to obtain this larger facility, however the new loan was conditioned on reaching an arrangement with the holders ("Noteholders") of Sun World Series B First Mortgage Notes ("First Mortgage Notes").
Sun World ultimately was unable to procure the financing with the consent of all parties. Therefore, the only way to complete this new financing on a timely basis was to seek Court approval, pursuant to Chapter 11, under a Debtor in Possession ("DIP") facility. Effective March 3, 2003, the Bankruptcy Court issued approval on a DIP financing facility of up to $40 million. See
Note 8 for more detail on the Company's DIP financing facility.

     The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business. The financial statements of the Company do not purport to reflect or to provide for all of the consequences of an ongoing Chapter 11 reorganization.
Specifically, but not all-inclusive, the financial statements of the Company do not present: (a) the realizable value of assets on a liquidation basis or the availability of such assets to satisfy liabilities, (b) the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 reorganization, or (c) the effect of changes which may be made resulting from a Plan of Reorganization. The appropriateness of using the going-concern basis is dependent upon, among other things, confirmation of a Plan of Reorganization, future profitable operations, the ability to comply with debtor-in-possession financing agreements and the ability to generate sufficient cash from operations to meet obligations.

     Inherent in a successful Plan of Reorganization is a capital structure that permits the Company to generate cash flows after reorganization to meet its restructured obligations and fund the current operations of the Company. The Company's objective in the Chapter 11 proceeding is to achieve the highest possible recovery for all creditors and shareholders consistent with the Company's ability to pay and the continuation of its business. There can be no assurance that the Company will be able to attain these objectives or reorganize successfully. Because of the ongoing nature of the reorganization case, the financial statements contained herein are subject to material uncertainties.


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

     Revenues attributable to one national retailer totaled $9.6 million in 2002, $7.9 million in 2001 and $12.8 million in 2000. Export sales accounted for approximately 12.1%, 8.4% and 9.9%, of the Company's revenues for the years ended December 31, 2002, 2001 and 2000, respectively. Service revenues and license revenues were less than 10% of total revenues for each of the years in the three-year period ended December 31, 2002.

RESEARCH AND DEVELOPMENT

     The Company incurs costs to research and develop new varieties of proprietary products. Research and development costs are expensed as incurred. Such costs were approximately $2,424,000 for the year ended December 31, 2002, $2,023,000 for the year ended December 31, 2001 and $1,636,000 for the year ended December 31, 2000.

CASH AND CASH EQUIVALENTS

     The Company considers all short-term deposits with an original maturity of three months or less to be cash equivalents.
The Company invests its excess cash in deposits with major international banks and short-term commercial paper and, therefore, bears minimal risk. At times these deposits exceed federally insured limits. Such investments are stated at cost, which approximates fair value, and are considered cash equivalents for purposes of reporting cash flows.

INVENTORIES

     Growing crops, harvested crops, and materials and supplies are stated at the lower of cost or market, on a first-in, first-out (FIFO) basis. Growing and harvested crops inventory includes direct costs and an allocation of indirect costs.

PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment are stated at cost.

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

     During the year ended December 2002, 2001 and 2000, the Company incurred costs to remove certain underperforming crops, primarily stonefruit, citrus, and wine grapes. The Company recorded charges of $3,497,000, $514,000 and $1,549,000 in 2002,
2001 and 2000, respectively, in connection with the removal of these crops which is shown under the heading "Removal of underperforming crops" on the Consolidated Statement of Operations.

INTANGIBLE AND OTHER ASSETS

     Water programs are stated at cost. All costs directly attributable to the development of such programs are being capitalized by the Company.

     Capitalized loan fees represent costs incurred to obtain debt financing. Such costs are amortized over the life of the related loan. At December 31, 2002, the majority of capitalized loan fees relate to the issuance of the First Mortgage Notes described in Note 9.

     Trademark development costs represent legal costs incurred to obtain and defend patents and trademarks related to the Company's proprietary products throughout the world. Such costs are capitalized and amortized over their estimated useful life, which ranges from 10 to 20 years.

     In October 1999, the Company entered into a management agreement with Kingdom Agricultural Development Company (KADCO) to develop and manage up to 100,000 acres of agricultural land in southern Egypt called the Tushka project. KADCO is controlled by His Royal Highness Prince Alwaleed Bin Talal Bin Abdulaziz Alsaud. As compensation for project development and management, the Company earns a quarterly fee of $312,500 based upon meeting developmental milestones to be paid through an equity interest in KADCO. KADCO is currently engaged in a private placement to raise the required funds to develop the project. The Company anticipates receiving shares in connection with the completion of the private placement. The amount of shares to be received will be the current per share price used for the private placement divided into the total amount of management fee earned which is shown under the heading, "Receivable from KADCO to be paid in common shares" in Note 6.

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

SUPPLEMENTAL CASH FLOW INFORMATION

     Cash payments for interest for the years ended December
31, 2002, 2001 and 2000 were $14,484,000, $14,660,000 and
$14,497,000, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

     Adoption of Statement of Financial Accounting Standard
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, SFAS No. 141, Accounting for Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets did not have a material impact on the Company's financial position, results of operations or cash flows for the year ended December 31, 2002.

     In April 2002, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standard (SFAS) No. 145, which rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers, and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking Fund Requirements as well as amends FASB No. 13, to make various
technical various corrections.   The Statement is effective for
financial statements issued after May 15, 2002. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

     In June 2002, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standard (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial reporting for costs associated with exits or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs in a Restructuring). The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of this Standard will have a material impact on its financial position or results of operations.

     In December 2002, the Financial Accounting Standards
Board (FASB) issued Statement of Financial Accounting Standard
(SFAS) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of SFAS No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Statement is effective for fiscal years ending after December 15, 2002. The adoption of this Standard will not have a material impact on the Company's financial position or results of operations.

     In November 2002, the Financial Accounting Standards
Board (FASB) issued FASB Interpretation Number 45, or FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of SFAS No. 5, 57, and 107 and recission of FIN 34). FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 is effective January 1, 2003 and its adoption is not expected to have a significant effect on the Company's financial position or results of operations.

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, and Interpretation of ARB 51. The primary objectives of FIN 46 are to provide guidance on the identification of variable interest entities ("VIE's") for which control is achieved through means other than through voting rights and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary'"). FIN 46 is effective January 1, 2003 and the Company does not believe the adoption of FIN 46 will have a significant effect on its financial position or results of operations.


NOTE 3 - ACCOUNTS RECEIVABLE
----------------------------

     Accounts receivable consist of the following (dollars in thousands):

                                               DECEMBER 31,
                                             2002       2001
                                             ----       ----

      Trade receivables                     $  4,303  $   4,294
      Due from unaffiliated growers               24        448
      Other                                    2,952      2,090
                                           ---------  ---------

                                               7,279      6,832

      Less allowance for doubtful accounts      (547)      (506)
                                           ---------  ---------

                                           $   6,732  $   6,326
                                           =========  =========

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


NOTE 4 - INVENTORIES
---------------------

     Inventories consist of the following (dollars in thousands):

                                                DECEMBER 31,
                                              2002       2001
                                              ----       ----

        Growing crops                      $  10,702  $  10,376
        Materials and supplies                 2,525      2,635
        Harvested product                        411        218
                                           ---------  ---------

                                           $  13,638  $  13,229
                                           =========  =========

     Depreciation related to permanent crops and related farming equipment included in growing crop inventory totaled $2,131,
$1,848   and  $1,992  at  December  31,  2002,  2001  and   2000,
respectively.


NOTE 5 - PROPERTY, PLANT, AND EQUIPMENT
---------------------------------------

     Property, plant, equipment and water programs consist of the following (dollars in thousands):

                                               DECEMBER 31,
                                             2002       2001
                                             ----       ----
        Land                               $  46,482  $  49,178
        Permanent crops                       55,500     58,489
        Developing crops                      11,466     12,486
        Buildings                             21,212     21,182
        Machinery and equipment               14,927     14,760
                                           ---------  ---------

                                             149,587    156,095
       Less accumulated depreciation         (37,294)   (34,589)
                                           ---------  ---------

                                           $ 112,293  $ 121,506
                                           =========  =========

     Depreciation expense for 2002, 2001 and 2000 was $6,156,
$6,795 and $7031, respectively.


NOTE 6 - INTANGIBLE AND OTHER ASSETS
------------------------------------
     Intangible and other assets consist of the following
(dollars in thousands):

                                               DECEMBER 31,
                                             2002       2001
                                             ----       ----

     Water programs                        $   2,559  $   2,525
     Deferred loan costs, net                    988      1,781
     Long-term receivables                       327        342
     Capitalized trademark development, net 1,934 2,000 Receivable from KADCO to be paid in
      common shares                            4,063      2,813
     Other                                         -         10
                                           ---------  ---------
                                           $   9,871  $   9,471
                                           =========  =========

     Amortization expense of deferred loan costs was $802, $793 and $763 in 2002, 2001 and 2000, respectively, and is included in interest expense in the statement of operations. Amortization expense for capitalized trademark development was $302, $219 and $176 in 2002, 2001, and 2000, respectively.

NOTE 7 - ACCRUED LIABILITIES
----------------------------
     Accrued liabilities consist of the following (dollars in thousands):

                                                DECEMBER 31,
                                             2002       2001
                                             ----       ----
        Interest                           $   2,695  $   2,695
        Payroll and benefits                   2,587      1,743
        Other                                    547        451
                                           ---------  ---------

                                           $   5,829  $   4,889
                                           =========  =========


NOTE 8 - REVOLVING CREDIT FACILITIES
------------------------------------

     In November 2002, Sun World was notified by its seasonal revolving lender that it would not renew the Revolving Credit Facility for the 2003 growing season. The seasonal revolver expired on November 30, 2002. The Company sought and obtained extensions from its lender through January 31, 2003. During the extension period, the Company sought to obtain seasonal financing from several different lenders. Each of these lenders wanted to have a first position on all of the Company's assets in order to lend outside of a Chapter 11 proceeding. This required the holders of the First Mortgage Notes to modify their agreement with the Company. As outlined in Note 1, the Company was unable to procure the financing with the consent of all parties. On January 30, 2003, Sun World and certain of its subsidiaries filed a voluntary petition for Chapter 11. On January 31, 2003, the Bankruptcy Court approved an interim $15 million dollar DIP financing facility. On March 3, 2003, the Bankruptcy Court approved a final $40 million DIP financing facility agreement with the same lender. The DIP financing expires on July 30, 2004, bears interest at the greater of Prime plus 4% or 8.25%, and is secured by substantially all of the Company's assets. Borrowing availability is determined based on the lesser of (1) eligible percentages of inventory and accounts receivable plus a specified amount starting at $15 million and reduced by $150,000 per month;
(2) certain multiples of trailing 12 months EBITDA as defined in the credit agreement; or (3) eligible percentage of the current value of all real property. The Company is required to meet certain financial covenants.

     At December 31, 2002, $4.4 million was outstanding under the Revolving Credit Facility that was subsequently paid off with proceeds from the DIP financing on January 30, 2003. No amount was outstanding under the Revolving Credit Facility at December 31, 2001.

NOTE 9 - LONG-TERM DEBT
-----------------------
     At December 31, 2002 and December 31, 2001, the carrying amount of the Company's outstanding debt is summarized as follows
(dollars in thousands):

                                              DECEMBER 31,
                                            2002       2001
                                            ----       ----

Series B First Mortgage Notes, interest
 payable semi-annually, with principal
 due in April 2004, interest at 11.25%     $ 115,000  $ 115,000

Senior unsecured term loan, interest
 payable quarterly, due December 31, 2002,
 interest at (LIBOR plus 5% - 6.35% at
 December 31, 2002 and LIBOR plus 3% -
 5.60% at December 31, 2001)                   5,000      5,000

Note payable to bank, quarterly principal
 installments of $72 plus interest payable
 monthly, due December 31, 2003, interest
 at prime (4.25% at December 31, 2002 and
 4.75% at December 31, 2001)                     856      1,142

Note payable to insurance company,
 quarterly installments of $120 (including
 interest), due January 1, 2005, interest
 at 7.75%                                        654        945

Note payable to finance company, monthly
 installments of $18 (including interest),
 due July 1, 2002, interest at 7.50%               -        103

Other                                            187        269

Debt discount                                      -       (802)
                                           ---------  ---------

                                             121,697    121,657

   Less: current portion                      (6,250)    (4,960)
                                           ---------  ---------

                                           $ 115,447  $ 116,697
                                           =========  =========

     Pursuant to the Company's various loan agreements, annual maturities of long-term debt outstanding (in thousands) at December 31, 2002 are as follows: 2003 - $6,250; 2004 - $115,419,
2005 - $23, and 2006 - $5.   As a result of the Chapter 11 filing
on January 30, 2003, all required principal payments on this long-term debt are suspended.

     In April 1997, the Company issued $115 million of Series A First Mortgage Notes through a private placement. The notes have subsequently been exchanged for Series B First Mortgage Notes, which are registered under the Securities Act of 1933 and are publicly traded. The First Mortgage Notes are secured by a first lien (subject to certain permitted liens) on substantially all of the assets of the Company and its subsidiaries other than growing crops, crop inventories and accounts receivable and proceeds thereof, which secure the Revolving Credit Facility. With the entering into the DIP Facility as described in Note 8, the note holders now have a second position on substantially all of the Company's assets for so long as the DIP

Facility is outstanding. The First Mortgage Notes mature April 15, 2004, but are redeemable at the option of the Company, in whole or in part, at any time prior to the maturity date. The First Mortgage Notes include covenants that do not allow for the payment of dividends by the Company other than out of cumulative net income.

     The First Mortgage Notes are also secured by the guarantees of Coachella Growers, Inc., Sun Desert, Inc., Sun World/Rayo, and Sun World International de Mexico S.A. de C.V. (collectively, the "Sun World Subsidiary Guarantors") and by Cadiz. Cadiz also pledged all of the stock of Sun World as collateral for its guarantee.

     In December 2000, Sun World entered into a two-year $5 million senior unsecured term loan. In connection with obtaining the loan, 2,000 shares of Cadiz' common stock as well as certain warrants to purchase shares of Cadiz' common stock were issued. The fair value of the stock and the warrants were recorded as a debt discount and were fully amortized over the life of the loan through December 31, 2002. At December 31, 2002, the Company did not repay the loan and thus, the Company was in default. With the default, pursuant to the terms of the agreement, the interest rate was increased by 2%. In connection with the Company's Chapter 11 filing, all principal and interest payments on this obligation have been suspended.


NOTE 10 - INCOME TAXES
----------------------
     Significant components of the Company's deferred income tax assets and liabilities as of December 31, 2002 and 2001 are as follows (dollars in thousands):

                                               DECEMBER 31,
                                             2002      2001
                                             ----      ----
   Deferred tax liabilities:
        Net fixed assets basis difference  $   8,792  $   8,490
        Other                                     48         48
                                           ---------  ---------

          Total deferred tax liabilities       8,840      8,538
                                           ---------  ---------

   Deferred tax assets:
        Net operating losses                  23,551     19,280
        State taxes                            1,854      1,854
        Reserves and accruals                  1,473      2,098
        Other                                    943        894
                                           ---------  ---------

          Total deferred tax assets           27,821     24,126

   Valuation allowance for deferred
    tax assets                               (24,428)   (21,035)
                                           ---------  ---------


          Net deferred tax liability       $   5,447  $   5,447
                                           =========  =========

     As of December 31, 2002, the Company has net operating loss
(NOL) carryforwards of approximately $60.4 million for federal income tax purposes. Such carryforwards expire in varying amounts through the year 2022. As of December 31, 2002, the Company has state NOL carryforwards of approximately $34.1 million. These NOL carryforwards expire in varying amounts through the year 2013.

     A reconciliation of the income tax (benefit) expense to the statutory federal income tax rate is as follows (dollars in thousands):

                                          YEAR ENDED DECEMBER 31,
                                        2002       2001       2000
                                        ----       ----       ----

Expected federal income tax benefit
 at 34%                               $  (3,350) $  (7,497) $  (4,779)
Loss with no tax benefit provided         3,322      7,531      4,663
Federal AMT refund                          (73)         -          -
State income tax                              3          6        147
Foreign withholding taxes                    68         51         79
Other non-deductible expenses                28        (34)        50
                                      ---------  ---------  ---------

      Income tax (benefit) expense    $     (2)  $      57  $     160
                                      =========  =========  =========


NOTE 11 - EMPLOYEE BENEFIT PLANS
--------------------------------

     The Company participates in the Cadiz Inc. 401(k) Plan for its salaried employees. Employees must work 1,000 hours annually and have completed one year of service to be eligible to participate in this plan. The Company matches 75% of the first four percent deferred by an employee up to $1,600 per year. In addition, the Company maintains a defined contribution pension plan covering its employees who (i) are not covered by a collective bargaining agreement, (ii) have at least one year of service and (iii) have worked at least 1,000 hours annually. Contributions are 2% of each covered employee's salary. For those hourly employees covered under a collective bargaining agreement, contributions are made to a multi-employer pension plan in accordance with negotiated labor contracts and are generally based on the number of hours worked. The Company contributed $266, $243 and $244 for fiscal years 2002, 2001 and 2000, respectively.

     Effective January 1, 2003, the Company eliminated the defined contribution plan and allowed those employees that were eligible for the plan to begin participating in the Cadiz Inc. 401(k)
Plan. With this change, in order to meet the statutory requirements, the plan was amended to eliminate the $1,600 matching cap per year for each covered employee and the Company match was increased to 100% for the first three percent deferred and 50% of the next two percent deferred.


NOTE 12 - RELATED PARTY TRANSACTIONS
------------------------------------

     Cadiz owns approximately 1,600 acres of irrigated farmland in San Bernardino County consisting primarily of citrus and grapes. Pursuant to a 10-year lease entered into as of the acquisition date, the Company is responsible for the production, packing, handling, and marketing of the products on the Cadiz property. Through December 31, 2001, pursuant to the lease as amended in April 1997, Cadiz received annual land rent of $250 per acre, or $400,000. In 2002, the annual land rent was reduced to $250,000 as certain underperforming crops at the Cadiz ranch were removed.

     In addition, the Company entered into a service agreement with Cadiz in which Cadiz provides management and financial services to the Company.
The term of the agreement is 10 years with an annual fee of $1.5 million. The agreement also provides for certain other reimbursement of expenses incurred on behalf of the Company. The Company made payments to Cadiz of $1.8 million for 2002, $2.4 million for 2001, and $2.3 million for 2000 pursuant to the services agreement and the lease agreement mentioned above. The Company is precluded from paying any further amounts under the services agreement pursuant to the Company's DIP Financing agreement more fully described in Note 8.

     The Company has intercompany revolving credit agreements whereby the Company can borrow from Cadiz as needed. Under the intercompany revolving credit agreement, $12.2 million was outstanding as of December 31, 2002 and $9.3 million was outstanding as of December 31, 2001. Additional amounts payable to Cadiz representing amounts owed pursuant to the services and lease agreement as well as the reimbursement of certain other net expenses were $1.3 million and $2.0 million at December 31, 2002 and 2001, respectively.


NOTE 13 - NON-RECURRING COMPENSATION EXPENSE
---------------------------------------------

     In 2001, Cadiz issued 12,034 deferred stock units to certain senior managers of Sun World. These deferred stock units were issued in exchange for the cancellation of 22,600 fully vested options to purchase the Cadiz common stock held by senior managers. In accordance with the terms of the Stock Option Exchange Agreements, the number of the deferred stock units issued was calculated based on the average closing price for the 10 business days following the filing of the Cadiz Annual Report on Form 10-K for the year ended December 31, 2000 on March 29, 2001. Each deferred stock unit is exchangeable for one share of Cadiz common stock at the end of the deferral period elected by the holder. The Company recorded a one-time charge of $2,953,000 in 2001 and no cash was expended in connection with the issuance of the deferred stock units.


NOTE 14 - UNUSUAL ITEMS
-------------------------

     The Company is involved with various litigation proceedings both domestically and internationally to protect its proprietary fruit varieties from unauthorized use. The Company is currently involved in proceedings with domestic growers to enjoin their unauthorized production of one of the Company's proprietary grapevines. During 2002, a California state court issued a ruling adverse to Sun World in one of these proceedings. In March 2003, the appeals court upheld the decision reached by the California state court. The Company is appealing this ruling and will continue to vigorously pursue its claims. The Company wrote off capitalized legal costs related to defending its intellectual property rights to this variety as of December 31, 2002 resulting in a charge of $1,097,000. An ultimate unfavorable outcome in this matter could have a material adverse impact on the Company's future financial performance.

     As described in Note 1, the Company tried unsuccessfully to restructure its debt and ultimately filed for Chapter 11 on January 30, 2003. In connection with these efforts, the Company incurred $614,000 of professional fees. As a result of the unsuccessful debt restructuring, these costs have been written off as of December 31, 2002.

NOTE 15 - CONTINGENCIES
------------------------

     In the normal course of its agricultural operations, the Company handles, stores, transports and dispenses products identified as hazardous materials. Regulatory agencies periodically conduct inspections and, currently, there are no pending claims with respect to hazardous materials.

     The Company is involved in various other legal and administrative proceedings and claims. In the opinion of management, the ultimate outcome of each proceeding or all such proceedings combined will not have a material adverse impact on the Company's financial statements.