Form 10-Q
period 2003-03-31
CADIZ INC
filed 2004-11-02
CIK 727273

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                                    FORM 10-Q


   (Mark One)
     [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 for the quarterly period
                             ended March 31, 2003

                                       OR

     [ ]  Transition Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934 for the transition
                            period from .. to ...


                        Commission File Number 0-12114

                                    Cadiz Inc.

               (Exact name of registrant specified in its charter)

           DELAWARE                          77-0313235
 (State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)          Identification No.)

777 S. FIGUEROA STREET, SUITE 4250
   LOS ANGELES, CALIFORNIA                     90049
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (213) 271-1600


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

As of September 30, 2004, the Registrant had 6,612,674 shares of common stock, par value $0.01 per share, outstanding.



CADIZ INC.

FOR THE THREE MONTHS ENDED MARCH 31, 2003                         PAGE
-----------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

     CADIZ INC. CONSOLIDATED FINANCIAL STATEMENTS

     Statement of Operations for the three months ended March 31,
     2003 and 2002. . . . . . . . . . . . . . . . . . . . . . . . . 1

     Balance Sheet as of March 31, 2003 and December 31, 2002. . . .2

     Statement of Cash Flows for the three months ended March 31,
     2003 and 2002. . . . . . . . . . . . . . . . . . . . . . . . . 3

     Statement of Stockholders' Equity for the three months ended
     March 31, 2003. . . . . . . . . . . . . . . . . . . . . . . . .4

     Notes to the Consolidated Financial Statements. . . . . . . . .5

     SUN WORLD INTERNATIONAL, INC. CONSOLIDATED FINANCIAL STATEMENTS

     Statement of Operations for the three months ended March 31,
     2003 and 2002. . . . . . . . . . . . . . . . . . . . . . . . . 17

     Balance Sheet as of March 31, 2003 and December 31, 2002. . . .18

     Statement of Cash Flows for the three months ended March 31,
     2003 and 2002. . . . . . . . . . . . . . . . . . . . . . . . . 19

     Statement of Stockholder's Deficit for the three months ended
     March 31, 2003. . . . . . . . . . . . . . . . . . . . . . . . .20

     Notes to the Consolidated Financial Statements. . . . . . . . .21


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . .25

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. 35

ITEM 4. CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . .35

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . .35

                                Page i


                              CADIZ INC.

            CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

-----------------------------------------------------------------------
                                             FOR THE THREE MONTHS
                                                ENDED MARCH 31,
(In thousands except per share data)            2003       2002
-----------------------------------------------------------------------

Revenues                                      $   3,046  $   7,750
                                              ---------  ---------
Costs and expenses:
 Cost of sales                                    2,679      6,253
 General and administrative                       1,637      3,238
 Reorganization costs                               655          -
 Write off of investment in subsidiary              195          -
 Depreciation and amortization                      337        726
                                              ---------  ---------

 Total costs and expenses                         5,503     10,217
                                              ---------  ---------

Operating loss                                   (2,457)    (2,467)

Interest expense, net                             2,187      4,783
                                              ---------  ---------

Net loss before income taxes                     (4,644)    (7,250)

Income tax expense                                    -         23
                                              ---------  ---------

Net loss                                         (4,644)    (7,273)

Less: Preferred stock dividends                     281        281
      Imputed dividend on preferred stock           246        246
                                              ---------  ---------

Net loss applicable to common stock           $  (5,171) $  (7,800)
                                              =========  =========

Basic and diluted net loss per common share   $   (3.53) $   (5.39)
                                              =========  =========

Basic and diluted weighted average
 shares outstanding                               1,465      1,446
                                              =========  =========

See accompanying notes to the consolidated financial statements.

                              CADIZ INC.

               CONSOLIDATED BALANCE SHEET (UNAUDITED)

-----------------------------------------------------------------------
                                              MARCH 31,  DECEMBER 31,
($ IN THOUSANDS)                                2003       2002
-----------------------------------------------------------------------
ASSETS

Current assets:
 Cash and cash equivalents                    $      62  $   3,229
 Accounts receivable, net                             -      6,732
 Note receivable from officer                     1,007      1,022
 Inventories                                          -     13,513
 Prepaid expenses and other                         146      1,166
                                              ---------  ---------
      Total current assets                        1,215     25,662

Property, plant, equipment and water
 programs, net                                   39,914    154,928

Goodwill                                          3,813      3,813

Other assets                                          -      7,480
                                              ---------  ---------

                                              $  44,942  $ 191,883
                                              =========  =========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS'DEFICIT

Current liabilities:
 Accounts payable                             $   1,287  $   7,394
 Accrued liabilities                              1,875      6,816
 Revolving credit facility                            -      4,400
 Notes payable and long-term debt, current
  portion                                        35,265     41,019
                                              ---------  ---------

      Total current liabilities                  38,427     59,629

Long-term debt                                        -    115,447
Deferred income taxes                                 -      5,447
Other liabilities                                 1,563      1,539

Contingencies

Series D redeemable convertible
 preferred stock - $0.01 par value:
  5,000 shares authorized; shares issued
  and outstanding - 5,000 at March 31,
  2003 and December 31, 2002                      4,609      4,536

Series E-1 and E-2 redeemable convertible
 preferred stock - $0.01 par value:
  7,500 shares authorized; shares issued
  and outstanding - 7,500 at March 31,
  2003 and December 31, 2002                      6,579      6,406

Stockholders' deficit:

 Common stock - $0.01 par value; 70,000,000
  shares authorized; shares issued and
  outstanding - 1,466,790 at March 31,
  2003 and 1,458,659 at December 31, 2002            15         15

 Additional paid-in capital                     155,680    156,151

 Accumulated deficit                           (161,931)  (157,287)
                                              ---------  ---------

   Total stockholders' deficit                   (6,236)    (1,121)
                                              ---------  ---------

                                              $  44,942  $ 191,883
                                              =========  =========

See accompanying notes to the consolidated financial statements.

                              CADIZ INC.

            CONSOLIDATED STATEMENT OF CASHFLOWS (UNAUDITED)

-----------------------------------------------------------------------
                                             FOR THE THREE MONTHS
                                               ENDED MARCH 31,
($ IN THOUSANDS)                               2003       2002
-----------------------------------------------------------------------

Cash flows from operating activities:
 Net loss                                     $  (4,644) $  (7,273)
 Adjustments to reconcile net loss
  from operations to cash used for
  operating activities:
   Depreciation and amortization                    904      1,773
   (Gain) loss on sale of assets                     16        (45)
   Write off of investment in subsidiary            195          -
   Shares of KADCO stock earned
    for services                                      -       (313)
   Compensation charge for deferred
    stock units                                      81        154
   Accrued interest on loan to officer	          (15)         -
 Changes in operating assets
  and liabilities:
  Decrease in accounts receivable                 1,488      2,124
  Increase (decrease) in inventories             (3,043)    (6,359)
  Decrease (increase) in prepaid
   expenses and other                               (10)        48
  Decrease in accounts payable                    1,693     (5,086)
  Increase (decrease) in accrued
   liabilities                                    1,271      3,060
  (Decrease) increase in other
   liabilities                                        -         (8)
                                              ---------  ---------

    Net cash used for operating activities       (2,064)   (11,925)
                                              ---------  ---------

Cash flows from investing activities:
 Disposal of subsidiary                          (1,019)         -
 Additions to property, plant and equipment        (140)      (190)
 Additions to water programs                          -       (221)
 Additions to developing crops                     (198)    (1,002)
 Payment on loan to officer                          30          -
 Proceeds from disposal of property,
  plant and equipment                                 -         45
 (Increase) decrease in other assets               (104)      (746)
                                              ---------  ---------

    Net cash (used) for investing activities     (1,431)    (2,114)
                                              ---------  ---------

Cash flows from financing activities:
 Net proceeds from issuance of stock                  -        638
 Proceeds (principal payments) on
  long-term debt                                    135       (143)
 Net proceeds from short-term debt                    -     12,900
 Proceeds from convertible note payable             200          -
 Principal payment on long-term debt                 (7)         -
 Decrease in bank overdraft                           -       (410)
                                              ---------  ---------

    Net cash provided by financing activities       328     12,985
                                              ---------  ---------

Net decrease in cash and cash equivalents        (3,167)    (1,054)

Cash and cash equivalents, beginning
 of period                                        3,229      1,458
                                              ---------  ---------

Cash and cash equivalents, end of period      $      62  $     404
                                              =========  =========

See accompanying notes to the consolidated financial statements.

                              CADIZ INC.

       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

--------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31, 2003
($ IN THOUSANDS)
--------------------------------------------------------------------------------
                                          ADDITIONAL                   TOTAL
                           COMMON STOCK    PAID-IN    ACCUMULATED  STOCKHOLDERS'
                         SHARES   AMOUNT   CAPITAL       DEFICIT      EQUITY
                         ------   ------   -------       -------      ------
Balance as of
 December 31, 2002     1,458,659  $   15  $ 156,151   $(157,287)    $  (1,121)

Shares issued in
 exchange for
 deferred stock units        131       -         24           -            24

Issuance of stock
 with notes payable        8,000       -         32           -            32

Preferred stock
 dividend                      -       -       (281)          -          (281)

Imputed dividend from
 warrants and
 deferred beneficial
 conversion feature            -       -       (246)          -          (246)

Net loss                       -       -          -      (4,644)       (4,644)
                       ---------  ------  ---------   ---------     ---------

Balance as of
 March 31, 2003        1,466,790  $   15  $ 155,680   $(161,931)    $  (6,236)
                       =========  ======  =========   =========     =========

See accompanying notes to the consolidated financial statements.

                           CADIZ INC.

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         ==============================================

NOTE 1 - BASIS OF PRESENTATION
------------------------------

GENERAL

     The Consolidated Financial Statements have been prepared by Cadiz Inc., sometimes referred to as "Cadiz" or "the Company", without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2002. On January 30, 2003, Sun World filed voluntary petitions under
Chapter 11 of the Bankruptcy Code. See "General Development of Business", in the Company's Form 10-K for the year ended December
31, 2002. Since the filing date, Sun World has operated its business and managed its affairs as debtor and debtor in possession. As of that date due to the Company's loss of control over the operations of Sun World, the financial statements of Sun World are no longer consolidated with those of Cadiz, but instead, Cadiz is accounting for its investment in Sun World on the cost basis of accounting. At January 31, 2003, Cadiz had a net investment in Sun World of approximately $195 thousand consisting of loans and other amounts due from Sun World of $13,500,000 less losses in excess of investment in Sun World of $13,305,000. The
Company wrote off its net investment in Sun World of $195 thousand at the Chapter 11 filing date because it does not anticipate being able to recover its investment. The foregoing Consolidated Financial Statements include the accounts of the Company and, until January 30, 2003, those of its then wholly-owned subsidiary, Sun World International, Inc. and its subsidiaries collectively referred to as "Sun World", and contain all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation. Certain reclassifications have been made to the prior period to conform to the current period presentation.

     The unaudited consolidated financial information furnished herein has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of its operations and its cash flows for the periods presented.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of results for the entire fiscal year ending December 31, 2003.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business. The Company incurred losses of $4.6 million for the three months ended March 31, 2003 and $22.2 million for the year ended December 31, 2002,

The Company had a working capital deficit of $37.2 million and
34.0 million at March 31, 2003 and December 31, 2002, and used cash in operations of $2.1 million for the three months ended March 31, 2003 and $10.1 million for the year ended December 31, 2002. In addition, Sun World filed for reorganization under Chapter 11 of the Bankruptcy Code. The financial statements of the Company do not purport to reflect or to provide for all of the consequences of an ongoing Chapter 11 reorganization. Specifically, but not all-inclusive, the financial statements of the Company do not present: (a) the realizable value of assets on a liquidation basis or the availability of such assets to satisfy liabilities, (b) the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 reorganization, or (c) the effect of changes which may be made resulting from a Plan of Reorganization. The appropriateness of using the going-concern basis is dependent upon, among other things, confirmation of a Plan of Reorganization, future profitable operations, the ability to comply with provisions of financing agreements and the ability to generate sufficient cash from operations to meet obligations.

      During the quarter ended June 30, 2003, the Company raised
$1.7 million cash and during the quarter ended December 31, 2003, $8.6 million cash through private sales of common stock. Based on current forecasts, the Company believes it has sufficient resources to fund normal operations until May 2005. There is no assurance that additional financing (public or private) will be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of the Company's existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If the Company cannot raise needed funds, it might be forced to make further substantial reductions in its operating expenses, which could adversely affect its ability to implement its current business plan and ultimately its viability as a company. These financial statements do not include any adjustments that might result from these uncertainties.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and those of Sun World until January 30, 2003, at which date Sun World and certain of its subsidiaries (Sun Desert Inc., Coachella Growers, and Sun World/Rayo) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. As of that date due to the Company's loss of control over the operations of Sun World, the financial statements of Sun World are no longer consolidated with those of Cadiz, but instead, Cadiz accounts for its investment in Sun World on the cost basis of accounting. As a result of changing to the cost basis of accounting on January
31, 2003, the Company had a net investment in Sun World of $195,000 consisting of loans and other amounts due from Sun World of $13,500,000 less losses in excess of investment in Sun World of $13,305,000. The Company wrote off its net investment in Sun World during the quarter ended March 31, 2003 because it does not anticipate being able to recover its investment.

GOODWILL

     As a result of a merger in May 1988 between two companies, which eventually became known as Cadiz Inc., goodwill in the amount of $7,006,000 was recorded. This amount was being amortized on a straight-line basis over thirty years. Accumulated amortization was $3,193,000 at December 31, 2001. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, ("SFAS No. 142") "Goodwill and Other Intangible Assets". Under SFAS No. 142 goodwill and intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests in accordance with the Statement. Upon adoption of SFAS
No. 142, effective at the beginning of fiscal 2002, the Company performed a transitional fair value based impairment test and determined that its goodwill was not impaired. Goodwill will be tested for impairment annually in the first quarter, or earlier if events occur which require an impairment analysis be performed. As a result of the actions taken by Metropolitan in the fourth quarter of 2002 as described in Cadiz' Annual Report on Form 10-K for the year ended December 31, 2002, the Company, with the assistance of an independent valuation firm, performed an impairment test of its goodwill and determined that its goodwill was not impaired. In addition, in the first quarter of 2003, the Company, with the assistance of an independent appraisal firm, performed its annual impairment test of goodwill and determined its goodwill was not impaired.

INTANGIBLE AND OTHER LONG-LIVED ASSETS

     Property, plant and equipment, intangible and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As a result of the actions taken by Metropolitan in the fourth quarter of 2002 as described in Note 1 in Cadiz' Annual Report on Form 10-K for the year ended December 31, 2002, the Company, with the assistance of an independent valuation firm, evaluated the carrying value of its water program and determined that the asset was not impaired and that the costs will be recovered through the ultimate sale or operation of the project.

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

     Had compensation cost for these plans been determined using fair value the Company's net loss and net loss per common share would have increased to the following pro forma amounts (dollars in thousands):

                                  Three Months Ended March 31,
                                         2003       2002
                                         ----       ----

 Net loss applicable to
  common stock: As reported          $  (5,171) $  (7,800)
                Expense under
                 SFAS 123                  (50)      (369)
                                     ---------  ---------
                Pro forma            $  (5,221) $  (8,169)
                                     =========  =========
Net loss per
 common share:  As reported          $   (3.53) $   (5.39)
                Expense under
                 SFAS 123                (0.03)     (0.26)
                                     ---------  ---------
                Pro forma            $   (3.56) $   (5.65)
                                     =========  =========

     See Note 2 to the Consolidated Financial Statements included in the Company's Form 10-K for a discussion of the Company's accounting policies.


NOTE 2 - INVENTORIES
--------------------

     Inventories consist of the following (dollars in thousands):

                                               March 31, December 31,
                                                  2003       2002
                                                  ----       ----
          Growing crops                        $       -  $  10,702
          Materials and supplies                       -      2,525
          Harvested product                            -        286
                                               ---------  ---------

                                               $       -  $  13,513
                                               =========  =========


NOTE 3 - PROPERTY, PLANT EQUIPMENT AND WATER PROJECT
----------------------------------------------------

	Property, plant, equipment and water project consist of the following (in thousands):


                                               March 31, December 31,
                                                  2003       2002
                                                  ----       ----
          Land                                 $  22,010  $  66,372
          Permanent crops                          6,493     61,994
          Developing crops                           159     11,624
          Water programs                          14,301     16,859
          Buildings                                1,408     22,620
          Machinery and equipment                  3,593     20,818
                                               ---------  ---------

                                                  47,964    200,287
          Less accumulated depreciation          (8,050)    (45,359)
                                               ---------  ---------
                                               $  39,914  $ 154,928
                                               =========  =========

NOTE 4 - DEBT
-------------

     On July 7 and 8, 2003, ING, the lender of the Company's senior $25 million revolving credit facility and $10 million term loan recorded a series of Notices of Default and Election to Sell under Deed of Trust in the office of the San Bernardino County Recorder evidencing a foreclosure action by ING against the property which was securing the Company's senior secured loans with ING. ING had declared these senior secured loans, which then had a maturity date of January 31, 2003, to be in default in February 2003.

     In December 2003, subsequent to the completion of the Company's comprehensive financial restructuring which included a three year extension of the Company's loans with ING (as further described below), ING recorded Notices of Rescission in San Bernardino
County whereby ING rescinded, canceled and withdrew each such Notice of Default and Election to Sell.

     On December 15, 2003, the Company entered into an amendment of its senior term loan and revolving credit facility to extend the maturity date through March 31, 2005 and can obtain further extensions through September 30, 2006, by maintaining sufficient balances, among other conditions, in a cash collateral account with the lender. Interest under the amended credit facilities is payable semiannually at the Company's option in either cash at 8% per annum, or in cash and paid in kind ("PIK"), at 4% per annum for the cash portion and 8% per annum for the PIK portion. The PIK portion will be added to the outstanding principal balance.

     In April 1997, Sun World issued $115 million of Series A First Mortgage Notes through a private placement. The notes have subsequently been exchanged for Series B First Mortgage Notes, which are registered under the Securities Act of 1933 and are publicly traded. The First Mortgage Notes are secured by a first lien (subject to certain permitted liens) on substantially all of the assets of Sun World and its subsidiaries other than growing crops, crop inventories and accounts receivable and proceeds thereof, which secure the Revolving Credit Facility.
With the entering into the DIP Facility as described in Note 9 to the Company's filing on Form 10-K for the year ended
December 31, 2002, the note holders now have a second position on substantially all of the Company's assets for so long as the DIP Facility is outstanding. The First Mortgage Notes mature
April 15, 2004, but are redeemable at the option of Sun World, in whole or in part, at any time prior to the maturity date. The First Mortgage Notes include covenants that do not allow for the payment of dividends by the Company other than out of cumulative net income.

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

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Condensed consolidating financial information as of and for the three months ended March 31, 2003 and 2002 and consolidating balance sheet information as of December 31, 2002 for the Company is as follows. Consolidating balance sheet information at March 31, 2003 is not presented as Sun World was deconsolidated effective January 30, 2003 as further described in Note 1
(in thousands):


CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
THREE MONTHS ENDED MARCH 31, 2003
                         CADIZ    SUN WORLD  ELIMINATIONS  CONSOLIDATED
                         -----    ---------  ------------  ------------
Revenues               $     187  $   3,005   $    (146)    $   3,046
                       ---------  ---------   ---------     ---------

Costs and expenses:
  Cost of sales               47      2,653         (21)        2,679
  General and
   administrative          1,055        707        (125)        1,637
  Write off of
   investment in
   subsidiary                195          -           -           195
  Reorganization
   expense                     -        655           -           655
  Depreciation and
   amortization              147        190           -           337
                       ---------  ---------   ---------     ---------

  Total costs and
   expenses                1,444      4,205        (146)        5,503
                       ---------  ---------   ---------     ---------

Operating (loss)          (1,257)    (1,200)          -        (2,457)

Income (loss) from
 subsidiary               (2,469)         -       2,469             -
Interest expense, net        918      1,269           -         2,187
                       ---------  ---------   ---------     ---------

Net loss before income
 taxes                    (4,644)    (2,469)      2,469        (4,644)

Income tax expense             -          -           -             -
                       ---------  ---------   ---------     ---------

Net loss                  (4,644)    (2,469)      2,469        (4,644)

Less: Preferred stock
       dividends             281          -           -           281
      Imputed dividend
       on preferred
       stock                 246          -           -           246
                       ---------  ---------   ---------     ---------

Net loss applicable
 to common stock       $  (5,171) $  (2,469)  $   2,469     $  (5,171)
                       =========  =========   =========     =========

CONSOLIDATING STATEMENT OF
CASH FLOW INFORMATION
QUARTER ENDED MARCH 31, 2003
                         CADIZ    SUN WORLD  ELIMINATIONS  CONSOLIDATED
                         -----    ---------  ------------  ------------

Net cash used for
 operating activities  $    (361) $  (1,703)  $       -     $  (2,064)
                       ---------  ---------   ---------     ---------

Cash flows from
 investing activities:
 Disposal of subsidiary        -     (1,019)          -        (1,019)
 Additions to property,
  plant and equipment          -       (140)          -          (140)
 Additions to
  developing crops            (1)      (197)          -          (198)
 Payment of loan to
  officer                     30          -           -            30
 (Increase) decrease
  in other assets              5       (109)          -          (104)
                       ---------  ---------   ---------     ---------

Net cash provided by
 (used for) investing
 activities                   34     (1,465)          -        (1,431)
                       ---------  ---------   ---------     ---------

Cash flows from
 financing activities:
  Net proceeds from
   issuance of
   long-term debt              -        135           -           135
  Net proceeds from
   convertible notes
   payable                   200          -           -           200
  Principal payments
   on long-term debt           -         (7)          -            (7)
                       ---------  ---------   ---------     ---------

Net cash provided by
 financing activities        200        128           -           328
                       ---------  ---------   ---------     ---------

Net decrease in cash
 and cash equivalents       (127)    (3,040)          -        (3,167)

Cash and cash
 equivalents, beginning
 of period                   189      3,040           -         3,229
                       ---------  ---------   ---------     ---------

Cash and cash
 equivalents, end
 of period             $      62  $       -   $       -     $      62
                       =========  =========   =========     =========

CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 31, 2002
                         CADIZ    SUN WORLD  ELIMINATIONS  CONSOLIDATED
                         -----    ---------  ------------  ------------

ASSETS

Current assets:
 Cash and cash
  equivalents          $     189  $   3,040   $       -     $   3,229
 Accounts receivable,
  net                          -      6,732           -         6,732
 Net investment
  in and advances and
  loans to subsidiary      1,739          -      (1,739)            -
 Note receivable from
  officer                  1,022          -           -         1,022
 Inventories                   -     13,638        (125)       13,513
 Prepaid expenses and
  other                      323        843           -         1,166
                       ---------  ---------   ---------     ---------

    Total current
     assets                3,273     24,253      (1,864)       25,662

Property, plant,
 equipment and water
 programs, net            40,076    114,852           -       154,928
Other assets               3,981      7,312           -        11,293
                       ---------  ---------   ---------     ---------

                       $  47,330  $ 146,417   $  (1,864)    $ 191,883
                       =========  =========   =========     =========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable     $   1,142  $   6,252    $      -     $   7,394
  Accrued liabilities        987      5,829           -         6,816
  Due to parent company        -     13,546     (13,546)            -
  Revolving credit
   facility                    -      4,400           -         4,400
  Notes payable and
   long-term debt,
   current portion        34,769      6,250           -        41,019
                       ---------  ---------   ---------     ---------

     Total current
      liabilities         36,898     36,277     (13,546)       59,629
                       ---------  ---------   ---------     ---------

Long-term debt                 -    115,447           -       115,447
Deferred income taxes          -      5,447           -         5,447
Other liabilities            611        928           -         1,539
Series D redeemable
 preferred stock           4,536          -           -         4,536
Series  E-1 and E-2
 redeemable preferred
 stock                     6,406          -           -         6,406

Stockholders' deficit:
Common stock                  15          -           -            15
Additional paid-in
 capital                 156,151     38,508     (38,508)      156,151
Accumulated deficit     (157,287)   (50,190)     50,190      (157,287)
                       ---------  ---------   ---------     ---------

   Total stockholders'
    deficit               (1,121)   (11,682)     11,682        (1,121)
                       ---------  ---------   ---------     ---------

                       $  47,330  $ 146,417   $  (1,864)    $ 191,883
                       =========  =========   =========     =========

CONSOLIDATING STATEMENT
OF OPERATIONS INFORMATION
QUARTER ENDED MARCH 31, 2002
                         CADIZ    SUN WORLD  ELIMINATIONS  CONSOLIDATED
                         -----    ---------  ------------  ------------

Revenues               $     482  $   7,743   $    (475)    $   7,750
                       ---------  ---------   ---------     ---------

Costs and expenses:
 Cost of sales                31      6,322        (100)        6,253
 General and
  administrative           1,406      2,207        (375)        3,238
 Depreciation and
  amortization               227        499           -           726
                       ---------  ---------   ---------     ---------

  Total costs and
   expenses                1,664      9,028        (475)       10,217
                       ---------  ---------   ---------     ---------

Operating loss            (1,182)    (1,285)          -        (2,467)

Loss from subsidiary      (5,295)         -       5,295             -
Interest expense, net        794      4,032         (43)        4,783
                       ---------  ---------   ---------     ---------

Net loss before income
 taxes                    (7,271)    (5,317)      5,338        (7,250)

Income tax expense             2         21           -            23
                       ---------  ---------   ---------     ---------

Net loss                  (7,273)    (5,338)      5,338        (7,273)

Less: Preferred stock
       dividends             281          -           -           281
      Imputed dividend
       on preferred
       stock                 246          -           -           246
                       ---------  ---------   ---------     ---------

Net loss applicable to
 common stock          $  (7,800) $  (5,338)  $   5,338     $  (7,800)
                       =========  =========   =========     =========

CONSOLIDATING STATEMENT OF
CASH FLOW INFORMATION
QUARTER ENDED MARCH 31, 2002
                         CADIZ    SUN WORLD  ELIMINATIONS  CONSOLIDATED
                         -----    ---------  ------------  ------------

Net cash used for
 operating activities  $    (853) $ (11,072)  $       -     $ (11,925)
                       ---------  ---------   ---------     ---------

Cash flows from
 investing activities:
 Additions to property,
  plant and
  equipment                  (28)      (162)          -          (190)
 Additions to water
  programs                  (221)         -           -          (221)
 Additions to
  developing crops           (36)      (966)          -        (1,002)
 Proceeds from disposal
  of property, plant
  and equipment                -         45           -            45
 Increase in other
  assets                    (416)      (330)          -          (746)
                       ---------  ---------   ---------     ---------

Net cash used for
 investing activities       (701)    (1,413)          -        (2,114)
                       ---------  ---------   ---------     ---------

Cash flows from
 financing activities:
 Net proceeds from
  issuance of stock          638          -           -           638
 Principal payments on
  long-term debt               -       (143)          -          (143)
 Borrowings from
  intercompany revolver,
  net                     (9,074)     9,074           -             -
 Net proceeds from
  short-term borrowings   10,000      2,900           -        12,900
 Decrease in bank
  overdraft                 (410)         -           -          (410)
                       ---------  ---------   ---------     ---------

Net cash provided by
 financing activities      1,154     11,831           -        12,985
                       ---------  ---------   ---------     ---------

Net decrease in cash
 and cash equivalents       (400)      (654)          -        (1,054)

Cash and cash
 equivalents, beginning
 of period                   400      1,058           -         1,458
                       ---------  ---------   ---------     ---------

Cash and cash
 equivalents, end of
 period                $       -  $     404   $       -     $     404
                       =========  =========   =========     =========

NOTE 5 - NET LOSS PER COMMON SHARE
----------------------------------

     Basic Earnings Per Share (EPS) is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any by the weighted-average common shares outstanding. Options, deferred stock units, warrants, convertible debt, and preferred stock that are convertible into shares of the Company's common stock were not considered in the computation of diluted EPS because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 323,000 shares 176,000 shares at March 31, 2003 and 2002, respectively.


NOTE 6 - COMMON STOCK
---------------------

     During the quarter ended March 31, 2003, we issued 8,000 shares of common stock in conjunction with the issuance of 8% unsecured convertible promissory notes in the aggregate amount of $200,000, due September 15, 2003. The proceeds were allocated between the note payable and shares issued based on the fair value of the shares issued. The notes and accrued interest were originally convertible into common stock at a price of $5.00 per share, which was subsequently reduced in August 2003 to $2.50 per share in consideration for an extension of the notes' maturity date to December 31, 2003. The notes and accrued interest were converted into 84,699 shares of common stock on December 15, 2003.


 NOTE 7 - SEGMENT INFORMATION
-----------------------------

     Financial information by reportable business segment is reported in the tables below. The changes in the agricultural segment for the period ended March 31, 2003 are due to the deconsolidation of Sun World in January 2003($ in thousands).

                           THREE MONTHS ENDED MARCH 31
                                2003       2002
 			              ----       ----
External sales
 Water resources              $      41  $       7
 Resources agricultural           3,005      7,743
                              ---------  ---------
 Consolidated                 $   3,046  $   7,750
                              =========  =========

Inter-segment sales
 Water resources              $     146  $     475
 Resources agricultural            (146)      (475)
                              ---------  ---------
 Consolidated                 $       -  $       -
                              =========  =========

Total sales
 Water resources              $     187  $     482
 Agricultural                     3,005      7,743
 Other                             (146)      (475)
                              ---------  ---------

 Consolidated                 $   3,046  $   7,750
                              =========  =========

Loss before income taxes
 Water resources              $  (1,062) $  (1,182)
 Agricultural                    (1,200)    (1,285)
 Interest expense                (2,187)    (4,783)
 Other		                 (195)         -
                              ---------  ---------

 Consolidated                 $  (4,644) $  (7,250)
                              =========  =========

                             MARCH 31,   DECEMBER 31,
                                2003       2002
                                ----       ----
Assets
 Water resources              $  44,942  $  47,330
 Agricultural                         -    146,417
 Other                                -     (1,864)
                              ---------  ---------
 Consolidated                 $  44,942  $ 191,883
                              =========  =========

SUN WORLD INTERNATIONAL, INC.
(DEBTOR-IN-POSSESSION)
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
---------------------------------------------------------------------
                                               THREE MONTHS ENDED
                                                    MARCH 31,
($ IN THOUSANDS)                                2003       2002
---------------------------------------------------------------------

Revenues                                      $   9,561  $   7,743
                                              ---------  ---------
Costs and expenses:
 Cost of sales                                    9,071      6,322
 General and administrative                       2,146      2,207
 Depreciation and amortization                      526        499
                                              ---------  ---------

   Total costs and expenses                      11,743      9,028
                                              ---------  ---------

Operating loss                                   (2,182)    (1,285)

Interest expense, net (contractual interest
 for 2003 was $4,029)                             1,603      4,032
                                              ---------  ---------

Loss before reorganization items and
 income taxes                                    (3,785)    (5,317)

Reorganization items:
 Debt issuance costs                                912          -
 Professional fees                                1,365          -
                                              ---------  ---------

   Total reorganization items                     2,277          -
                                              ---------  ---------

Loss before income taxes                         (6,062)    (5,317)

Income tax expense                                   20         21
                                              ---------  ---------

Net loss                                      $  (6,082) $  (5,338)

                                              =========  =========

See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(DEBTOR-IN-POSSESSION)
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED BALANCE SHEET (Unaudited)
---------------------------------------------------------------------
                                              MARCH 31,  DECEMBER 31,
 ($ IN THOUSANDS)                                2003       2002
---------------------------------------------------------------------
ASSETS

Current assets:
 Cash and cash equivalents                    $   1,736  $   3,040
 Accounts receivable, net                         5,226      6,732
 Inventories                                     20,454     13,638
 Prepaid expenses and other                       2,138        843
                                              ---------  ---------

    Total current assets                         29,554     24,253

Property, plant, and equipment, net             111,472    112,293

Intangible assets                                 1,958      1,934

Other assets                                      7,305      7,937
                                              ---------  ---------

 Total assets                                 $ 150,289  $ 146,417
                                              =========  =========

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
 Accounts payable                             $   3,000  $   6,252
 Accrued liabilities                              2,301      5,829
 Due to parent                                        -     13,546
 Revolving credit facility                       14,062      4,400
 Long-term debt, current portion                    123      6,250
                                              ---------  ---------

     Total current liabilities                   19,486     36,277

Long-term debt                                      825    115,447
Deferred income taxes                             5,447      5,447
Other liabilities                                   997        928
                                              ---------  ---------
     Total liabilities not subject to
      compromise                                 26,755    158,099
                                              ---------  ---------

Liabilities subject to compromise under
 reorganization proceedings                     141,298          -
                                              ---------  ---------

Contingencies

Stockholder's deficit:
 Common stock, $0.01 par value, 300,000
  shares authorized; 42,000 shares
  issued and outstanding                              -          -
 Additional paid-in capital                      38,508     38,508
 Accumulated deficit                            (56,272)   (50,190)
                                              ---------  ---------

  Total stockholder's deficit                   (17,764)   (11,682)
                                              ---------  ---------

 Total liabilities and stockholder's deficit  $ 150,289  $ 146,417
                                              =========  =========

See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(DEBTOR-IN-POSSESSION)
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
---------------------------------------------------------------------
                                               THREE MONTHS ENDED
                                                   MARCH 31,
($ IN THOUSANDS)                                 2003       2002
---------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                      $  (6,082) $  (5,338)
Adjustments to reconcile net loss to net
cash used for operating activities:
  Depreciation and amortization                     602        942
  Write-off of debt issuance costs			    912          -
  Gain on disposal of assets                         (9)       (45)
  Shares of KADCO stock earned for services        (313)      (313)
  Compensation charge for deferred stock units       79         80
  Changes in operating assets and liabilities:
   Decrease in accounts receivable                1,520      2,123
   Increase in inventories                       (5,735)    (6,359)
   Decrease (increase) in prepaid expenses
    and other                                    (1,295)        14
   Decrease in accounts payable                     454     (5,189)
   Increase in accrued liabilities                  268      2,917
   Increase in due to parent                        (61)       104
   (Decrease) increase in other liabilities         (10)        (8)
                                              ---------  ---------

  Net cash used before reorganization items      (9,670)   (11,072)
                                              ---------  ---------

Increase in liabilities subject to compromise
 under reorganization proceedings                   247          -
                                              ---------  ---------

  Net cash used for operating activities         (9,423)   (11,072)
                                              ---------  ---------

Cash flows from investing activities:
Additions to property, plant, and equipment        (187)      (162)
Additions to developing crops                      (548)      (966)
Proceeds from disposal of property, plant
 and equipment                                       21         45
Increase in other assets                           (131)      (330)
                                              ---------  ---------

  Net cash used for investing activities           (845)    (1,413)
                                              ---------  ---------

Cash flows from financing activities:
 Proceeds from issuance of long term debt           136          -
 Principal payments on long-term debt              (885)      (143)
 Borrowings from intercompany revolver, net          51      9,074
 Proceeds from short-term borrowings              9,662      2,900
                                              ---------  ---------

  Net cash provided by financing activities       8,964     11,831
                                              ---------  ---------

Net decrease in cash and cash equivalents        (1,304)      (654)

Cash and cash equivalents at beginning
 of period                                        3,040      1,058
                                              ---------  ---------

Cash and cash equivalents at end of period    $   1,736  $     404
                                              =========  =========

See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(DEBTOR-IN-POSSESSION)
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT  (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2003
--------------------------------------------------------------------------------
($ IN THOUSANDS)
                                        ADDITIONAL                    TOTAL
                         COMMON STOCK    PAID-IN    ACCUMULATED   STOCKHOLDERS'
                       SHARES   AMOUNT   CAPITAL      DEFICIT       DEFICIT
                       ------   ------   -------      -------       --------
Balance as of
 December 31, 2002      42,000  $    -  $  38,508   $  (50,190)   $  (11,682)

Net loss                     -       -          -       (6,082)       (6,082)
                     ---------  ------  ---------   ----------    ----------

Balance as of
 March 31, 2003         42,000  $    -  $  38,508   $  (56,272)   $  (17,764)
                     =========  ======  =========   ==========    ==========

See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(DEBTOR-IN-POSSESSION)
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

NOTES OF CONSOLIDATED FINANCIAL STATEMENTS
==========================================

NOTE 1 - NATURE OF OPERATIONS AND REORGANIZATION UNDER CHAPTER 11
-----------------------------------------------------------------

     Founded in 1975, Sun World International, Inc. ("SWII" or "Sun World") and its subsidiaries (collectively, the "Company") operate as the agricultural segment of Cadiz Inc. ("Cadiz"). The Company is an integrated agricultural operation that owns approximately 17,100 acres of land, primarily located in two major growing areas of California: the San Joaquin Valley and the Coachella Valley. Fresh produce, including table grapes, stonefruit, citrus, peppers and watermelons is marketed, packed and shipped to food wholesalers and retailers located throughout the United States and to more than 30 foreign countries. The Company owns and operates three cold storage and/or packing facilities located in California, of which two are operated and one is leased to a third party.

     On January 30, 2003 (the "Petition Date"), SWII and certain of its subsidiaries (Sun Desert Inc., Coachella Growers, and Sun World/Rayo) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The filing was made in the United States Bankruptcy Court, Central District of California, Riverside Division ("Bankruptcy Court"). Included in the Consolidated Financial Statements are subsidiaries operated outside the United States, which have not commenced Chapter 11 cases or other similar proceedings elsewhere, and are not debtors. The assets and liabilities of such no-filing subsidiaries are not considered material to the Consolidated Financial Statements. SWII sought bankruptcy protection in order to access a seasonal financing package of up to $40 million to provide working capital through the 2003-2004 growing seasons.

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

     The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business and in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". Accordingly, all pre-petition liabilities subject to compromise have been segregated in the Consolidated Balance Sheet and classified as "Liabilities subject to compromise under reorganization proceedings", at the estimated amount of allowable claims. The financial statements of the Company do not purport to reflect or to provide for all of the consequences of an ongoing Chapter 11 reorganization. Specifically, but not all-inclusive, the financial statements of the Company do not present: (a) the realizable value of assets on a liquidation basis or the availability of such assets to satisfy liabilities, (b) the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 reorganization, or (c) the effect of changes which may be made resulting from a Plan or Reorganization. The appropriateness of using the going-concern basis is dependent upon, among other things, confirmation of a Plan of Reorganization, future profitable operations, the ability to comply with debtor-in-possession financing agreements and the ability to generate sufficient cash from operations to meet obligations.

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


NOTE 2 - BASIS OF PRESENTATION
------------------------------

     The Consolidated Financial Statements have been prepared by Sun World International, Inc. and its subsidiaries, collectively referred to as "Sun World" without audit and should be read in conjunction with the Sun World Consolidated Financial Statements and notes thereto included in the Cadiz Inc. Form 10-K for the year ended December 31, 2002. The foregoing Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, which Sun World considers necessary for a fair presentation. The results of operations for the three months ended March 31, 2003 are not indicative of the results to be expected for the full fiscal year as Sun World's harvest seasons and revenues are seasonal in nature.

     Since the Chapter 11 bankruptcy filing, the Company has applied the provisions of SOP 90-7, which does not significantly change the application of accounting principles generally accepted in the United States of America; however, it does require that the financial statements for periods including and subsequent to filing the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. As disclosed in the Consolidated Statements of Operations, reorganization items consist of the write off of unamortized debt issuances costs as of the Petition Date of $912,000 and professional fees directly associated with the reorganization of $1,365,000.

     See Note 2 to the Sun World Consolidated Financial
Statements included in the Cadiz Inc. latest Form 10-K for a discussion of Sun World's accounting policies.

NOTE 3 - INVENTORIES
--------------------
     Inventories consist of the following (dollars in thousands):


                                          MARCH 31,  DECEMBER 31,
                                             2003       2002
                                             ----       ----
     Growing crops                         $  17,978  $  10,702
     Harvested product                           118        411
     Materials and supplies                    2,358      2,525
                                           ---------  ---------
                                           $  20,454  $  13,638
                                           =========  =========


NOTE 4  - LIABILITIES SUBJECT TO COMPROMISE UNDER REORGANIZATION
          PROCEEDINGS
---------------------

     Under bankruptcy law, actions by creditors to collect indebtedness Sun World owed prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against the Company. We have received approval from the Bankruptcy Court to pay certain pre-petition liabilities including employee salaries and wages, benefits, other employee obligations, and certain grower liabilities entitled to trust protection under the Perishable Agricultural Commodities Act
(PACA). Except for certain secured debt obligations, all pre-petition liabilities have been classified as "Liabilities subject to compromise under reorganization proceedings" in the Consolidated Balance Sheet. Adjustments to the claims may result from negotiations, payments authorized by Bankruptcy Court order, rejection of executory contracts including leases, or other events.

     Pursuant to an order of the Bankruptcy Court, Sun World mailed notices to all known creditors that the deadline for filing proofs of claim with the Court was August 29, 2003. An estimated 340 claims were filed as of August 29, 2003. Amounts that Sun World has recorded are in many instances different from amounts filed by our creditors. Differences between amounts scheduled by Sun World and claims by creditors are being investigated and resolved in connection with our claims resolution process. Until the process is complete, the ultimate number and amount of allowable claims cannot be ascertained. The ultimate resolution of these claims will be based upon the final plan of reorganization.

     Liabilities subject to compromise under reorganization proceedings are summarized as follows (dollars in thousands):

                                          MARCH 31,
                                             2003
                                             ----

     Accounts payable                      $   3,941
     Interest payable                          3,795
     Due to parent company                    13,562
     Long-term debt                          120,000
                                           ---------
          Total                            $ 141,298
                                           =========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the following discussion contains trend analysis and other forward-looking statements. Forward-looking statements can be identified by the use of words such as "intends", "anticipates", "believes", "estimates", "projects", "forecasts", "expects", "plans" and "proposes". Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. These include, among others, our ability to maximize value from our Cadiz, California land and water resources; the uncertainty of the outcome of Sun World's bankruptcy proceedings; our outstanding guarantee of Sun World's First Mortgage Notes; and our ability to obtain new financings as needed to meet our ongoing working capital needs. See additional discussion under the heading "Certain Trends and Uncertainties" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2002.

OVERVIEW

     As discussed in further detail below, as of January 30, 2003 the financial statements of our Sun World subsidiary are no longer being consolidated with ours. Presently, our operations (and, accordingly, our working capital requirements) relate primarily to our water development activities and, more specifically, to the Cadiz Groundwater Storage and Dry-Year Supply Program. Our results of operations for periods subsequent to January 2003 have been, and in future fiscal periods will be, largely reflective of the operations of our water development activities.

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

     In January 2003, Sun World filed a voluntary petition for Chapter 11 bankruptcy protection in order to access seasonal financing. Historically, we, as the parent company of Sun World, had supplemented Sun World's annual working capital requirements. However, at the time of Sun World's filing we did not have the ability to do this. The only way Sun World could obtain the new financing needed to provide working capital for its 2003-2004 growing seasons was to seek court approval, pursuant to Chapter 11, to a new Debtor in Possession ("DIP") facility.

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

     In March 2003, the Company's common stock was delisted from Nasdaq, and thereafter traded on the OTC Bulletin Board until May
2003, at which time the common stock was removed from the Bulletin Board and began trading on the Pink Sheets.

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

       * In October 2003 we entered into an agreement with the holders of all of our outstanding Series D, Series E-1 and Series E-2 preferred stock whereby we issued 400,000 shares of our common stock (after giving effect to the Reverse Split) in exchange of all of our then outstanding Series D, Series E-1 and Series E-2 preferred stock. In connection with this conversion, we recorded a charge against paid-in capital as an inducement to convert.;

       * In December 2003, as described in further detail in our most recent Form 10-K, we simultaneously completed:

          * An extension of up to three years of our $35 million debt facility with ING,

          * A one for twenty-five reverse split of our outstanding common stock;

          * An additional equity infusion of $8.6 million through the issuance of 3,440,000 shares of common stock;

          *  The transfer of our properties to Cadiz Real
             Estate LLC, a Delaware limited liability company wholly owned by us and created at the behest of ING;
             and

          * The completion of our global settlement agreement with the holders of a majority of Sun World's First Mortgage Notes (the "Bondholders") which provides for the pledge of our equity in Sun World together with an unsecured claim due to us from Sun World of $13.5 million to a trust controlled by the Bondholders.

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

RESULTS OF OPERATIONS

     On January 30, 2003, Sun World filed a voluntary petition for Chapter 11 bankruptcy protection. As of that date due to the Company's loss of control over the operations of Sun World, the financial statements of Sun World will no longer be consolidated with ours, but instead, we will account for our investment in Sun World on the cost basis of accounting. As a result of changing to the cost basis of accounting on January 31, 2003, we had a net investment in Sun World of approximately $195 thousand consisting of loans and other amounts due from Sun World of approximately $13,500,000 less losses in excess of investment in Sun World of $13,305,000. We wrote off the net investment in Sun World of $195 thousand at the Chapter 11 filing date because we do not anticipate being able to recover our investment.

     Our consolidated financial statements for the three month period ended March 31, 2003 include the results of operations for Sun World only for the period January 1, 2003 through January 30, 2003. The results of operations of Sun World subsequent to January 30, 2003 are not consolidated in these consolidated financial statements. As a result of the foregoing, direct comparisons of our consolidated results of operations for the three months ended March 31, 2003 with results for the three months ended March 31, 2002 will not, in our view, prove meaningful.

     For this reason, we believe that material trends and developments with respect to our results of operations from period to period are more readily identifiable by comparing the unconsolidated results of Cadiz Inc., which do not include the January 2003 operations of Sun World, rather than our consolidated results of operations, which include the January 2003 operations of Sun World. Therefore, in the following discussion of results of operations, we are using only the unconsolidated results of Cadiz Inc.

     Tables which disclose the results of Cadiz Inc. separate from its consolidated subsidiary Sun World for the period ending
March 31, 2003, and from which the numbers used in the following discussion are derived, can be found in Note 4 to the Consolidated Financial Statements in Item 1 above.

THREE  MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED
MARCH 31, 2002
-----------------------------------------------------------------

     We have not received significant revenues from our water resource activity to date. As a result, we have historically incurred a net loss from operations. Cadiz had revenues of $187 thousand for the three months ended March 31, 2003 and $482 thousand for the three months ended March 31, 2002. Our net loss was $4.6 million for the three months ended March 31, 2003 and $7.3 million for the three months ended March 31, 2002. During the three months ended March 31, 2003 Cadiz net loss included its equity loss from Sun World of $2.5 million and for the same period in 2002, an equity loss of $5.3 million. Without the losses from Sun World, Cadiz would have had a loss of $2.2 million in the three months ended March 31, 2003 and $2.0 million for the three months ended March 31, 2002.

     Our primary expenses are our ongoing overhead costs (i.e.
general and administrative expense) and our interest expense.


     REVENUES. Cadiz had standalone revenues of $187 thousand for the three months ended March 31, 2003 and $482 thousand for the three months ended March 31, 2002 with the reduction attributable to the discontinuation of management fees payable by Sun World as of January 2003 due to Sun World's Chapter 11 filing.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended March 31, 2003 totaled $1.1 million compared to $1.4 million for the same 2002 period. The decrease in general and administrative expenses is primarily due to reductions in salaries and other costs associated with a reduction in staffing.

     WRITE OFF OF INVESTMENT IN SUBSIDIARY. On January 30, 2003 Sun World and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. As of that date due to the Company's loss of control over the operations of Sun World, the financial statements are no longer consolidated with those of Cadiz, but instead Cadiz accounts for its investment in Sun World on the cost basis of accounting. As a result of changing to the cost basis of accounting and because the Company does not believe it will be able to recover its investment, the Company wrote off its investment in Sun World of $195,000.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the three months ended March 31, 2003 totaled $147 thousand compared to $227 thousand during the same period in 2002. The decrease in depreciation was primarily attributable to certain assets being removed in 2002 and certain assets becoming fully depreciated during the past year.

     INTEREST EXPENSE, NET. Net interest expense totaled $0.9 million during the three months ended March 31, 2003 as compared to $0.8 million in 2002. The following table summarizes the components of net interest expense for the period (in thousands):

                                           THREE MONTHS ENDED
                                                MARCH 31
                                             2003      2002
                                             ----      ----
     Interest on outstanding debt - Cadiz  $     633  $     330
     Amortization of financing costs             351        648
     Interest income                             (66)      (184)
                                           ---------  ---------

                                           $     918  $     794
                                           =========  =========

     Financing costs, which include legal fees and warrant costs, are amortized over the life of the debt agreement, most of which related to the ING obligation which became due near the beginning of 2003 resulting in lower costs during 2003. The lower interest income in 2003 was the result of no interest accruing on the intercompany loans to Sun World following the Chapter 11 petition and interest expense was higher because of increased borrowings and a higher rate of interest on the ING loan.


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

     During 2003 we remained in continuing discussions with ING concerning an overall restructuring of this debt and in December 2003, as part of an overall restructuring of our capital structure, we entered into agreements with ING which provided for establishing the outstanding principal balance owed to ING at $35 million and extended the maturity date of the credit facilities until March 31, 2005, with three additional automatic 6 month extensions conditioned on our maintaining, as of the commencement date of each extension, cash in an amount equal to at least 4% of the outstanding principal balance of the credit facilities in a cash collateral account held by ING.

     Additional details concerning the terms of this December
2003 restructuring are included in our Form 10-K for the year ended December 31, 2002.

     As we continue to actively pursue our business strategy, additional financing specifically in connection with our water programs will be required. See "Outlook", below. As the parties anticipated this need at the time of our credit restructuring, the restrictive covenants in our credit facility were crafted in a way that, in our view, should not materially limit our ability to undertake debt or equity financing in order to finance our water development activities.

     Subsequent to the conversion of Series D and E preferred stock discussed in Item 5 of our Form 10-K for the year ended December 31, 2002, we have no outstanding credit facilities or preferred stock other than the Series F preferred stock issued to ING as part of the restructuring described above.

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

     We have limited any potential obligation we may have otherwise had under the guarantee by entering into release agreements with the majority of the holders of the Sun World notes. For example, in December 2003 we entered into a global settlement agreement with Sun World and with the holders of a majority of Sun World's First Mortgage Notes (the "Bondholders"). Pursuant to this global settlement agreement, the Bondholders waived their rights to seek recovery against us on account of our guarantee of Sun World's obligations under the First Mortgage Notes. This right will similarly be waived by any other note holder which elects to opt into this settlement. The identity and ownership interests of Sun World's bondholders is not a matter of public record, however, based on the results of investigations performed on behalf of Sun World, we believe that we have obtained waivers and/or releases to date from Bondholders which hold, together with their affiliates, approximately 88% in interest of outstanding Sun
World notes. All of the remaining Sun World notes (other than a nominal interest of less than 1%) are held by persons who are also shareholders of ours.

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

     CASH USED FOR OPERATING ACTIVITIES. Cash used by operating activities totaled $2.1 million for the three months ended March
31, 2003, as compared to $11.9 million used for operating activities for the three months ended March 31, 2002. The improvement in cash flows is primarily due to the deconsolidation of Sun World in January 2003.

     Cash used by Cadiz for operating activities totaled $0.4 million for the three months ended March 31, 2003, and $0.9 million for the three months ended March 31, 2002. The primary cause for the improvement was an increase in accounts payable and accrued liabilities of $0.8 million.

     CASH USED FOR INVESTING ACTIVITIES. Cash used by investing activities was $1.4 million for the three months ended March 31, 2003, as compared to $2.1 million used by investing activities for the same period in 2002. The use of cash for the three months ended March 31, 2003 was primarily due to the decline in cash of $1.0 million resulting from the deconsolidation of Sun World. The 2002 expenditures were for additions to the water programs, property, plant and equipment, to developing crops, and to other assets.

     Cash used by Cadiz for investing activities was negligible for the three months ended March 31, 2003, as compared to $0.7 million used for investing activities for the three months ended
March 31, 2002 which were primarily due to capital expenditures for water programs and other assets.

     CASH PROVIDED BY FINANCING ACTIVITIES. Cash provided by financing activities totaled $0.3 million for the three months ended March 31, 2003, consisting of $0.2 of borrowings from a convertible note payable by Cadiz and $0.1 million in borrowings by Sun World. Net cash provided by financing activities totaled $13.0 million for the three months ended March 31, 2002 consisting primarily of $10.0 million in net proceeds from short-term borrowings at Cadiz, $2.9 million in borrowings under the Sun World revolver, and $0.6 million in net proceeds from common stock issuances, offset by $0.4 million in repayment of a bank overdraft at Cadiz and $0.1 million in payment of Sun World term debt.

OUTLOOK

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


CRITICAL ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The Consolidated Financial Statements have been prepared by Cadiz Inc., sometimes referred to as "Cadiz" or "the Company", without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2002. On January 30, 2003, Sun World filed voluntary petitions under Chapter 11 of the Bankruptcy Code. See "General Development of Business", in the Company's Form 10-K for the year ended December 31, 2002. Since the filing date, Sun World has operated its business and managed its affairs as debtor and debtor in possession. As of that date due to the Company's loss of control over the operations of Sun World, the financial statements of Sun World are no longer consolidated with those of Cadiz, but instead, Cadiz is accounting for its investment in Sun World on the cost basis of accounting. The foregoing Consolidated Financial Statements include the accounts of the Company and, until January 30, 2003, those of its then wholly-owned subsidiary, Sun World International, Inc. and its subsidiaries collectively referred to as "Sun World", and contain all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation. Certain reclassifications have been made to the prior period to conform to the current period presentation.

GOODWILL

      As a result of a merger in May 1988 between two companies, which eventually became known as Cadiz Inc., goodwill in the amount of $7,006,000 was recorded. This amount was being amortized on a straight-line basis over thirty years. Accumulated amortization was $3,193,000 at December 31, 2001. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, ("SFAS No. 142") "Goodwill and Other Intangible Assets". Under SFAS No. 142 goodwill and intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests in accordance with the Statement. Upon adoption of SFAS
No. 142, effective at the beginning of fiscal 2002, the Company performed a transitional fair value based impairment test and determined that its goodwill was not impaired. In addition, cessation of amortization of goodwill upon adoption of SFAS No. 142 did not have a material impact upon the Company's financial position or results of operations. Goodwill will be tested for impairment annually in the first quarter, or earlier if events occur which require an impairment analysis be performed. As a result of the actions taken by Metropolitan in the fourth quarter of 2002 as described in Cadiz' Annual Report on Form 10-K for the year ended December 31, 2002, the Company, with the assistance of an independent valuation firm, performed an impairment test of its goodwill and determined that its goodwill was not impaired. In addition, in the first quarter of 2003, the Company, with the assistance of an independent appraisal firm, performed its annual impairment test of goodwill and determined its goodwill was not impaired.

INTANGIBLE AND OTHER LONG-LIVED ASSETS

      Property, plant and equipment, intangible and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As a result of the actions taken by Metropolitan in the fourth quarter of 2002 as described in Note 1 in Cadiz' Annual Report on Form 10-K for the year ended December 31, 2002, the Company, with the assistance of an independent valuation firm, evaluated the carrying value of its water program and determined that the asset was not impaired and that the costs will be recovered through the ultimate sale or operation of the project.

STOCK-BASED COMPENSATION

   The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, ("SFAS123"), "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock-based compensation other than for non-employees. The adoption of this standard during the quarter did not have a material impact on its financial position or results of its operations.

ITEM  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Information about market risks for the three months ended
March 31, 2003 does not differ materially from that discussed under Item 7A of Cadiz' Annual Report on Form 10-K for the year ended December 31, 2002.


ITEM 4.   CONTROLS AND PROCEDURES

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2003. As of the date of that evaluation, our Chairman, Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective in timely alerting him to material information relating to Cadiz (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to affect, our internal control over financial reporting, and no corrective actions with regard to significant deficiencies or weaknesses.


PART II -  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

SUN WORLD BANKRUPTCY FILING

     On January 30, 2003, Sun World and three of its wholly owned subsidiaries (Sun Desert, Inc., Coachella Growers and Sun World/Rayo) filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, Central District of California, Riverside Division (Case Nos: RS 03-11370 DN, RS 03-11369 DN, RS 03-11371 DN, RS 03-11374 DN). See Item 1,
"Business - General Development of Business" in the Company's Form 10-K for the year ended December 31, 2002.

OTHER PROCEEDINGS

     There are no other material pending legal proceedings to which we are a party or of which any of our property is the subject.


ITEM 2.   CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER
          PURCHASES OF EQUITY SECURITIES

     During the quarter ended March 31, 2003, we issued 8,000
shares of common stock in connection with our issuance of 8% unsecured convertible promissory notes in the aggregate amount of $200,000. The notes were originally convertible into our common stock at a price of $5.00 per share, which was subsequently reduced to $2.50 per share in consideration for an extension of the notes' maturity date. The notes and accrued interest were converted into 84,699 shares of common stock on December 15, 2003 and are no longer outstanding. We believe that the transactions described are exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act as the transactions did not involve public offerings, the number of investors was limited, the investors were provided with information about us, and we placed restrictions on resale of the securities.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

SUN WORLD FIRST MORTGAGE NOTES

     Sun World has outstanding $115 million of First Mortgage Notes. The First Mortgage Notes were originally to mature on April 15, 2004. The Sun World bankruptcy filing (see Item 1, "Legal Proceedings" above) constituted a default under the First Mortgage Notes.

ING NOTICE OF DEFAULT

     On February 13, 2003, ING delivered to Cadiz a Notice of
Default and Demand for Payment with respect to approximately $35 million in senior secured loans which then had a maturity date of January 31, 2003.

     On July 7 and 8, 2003, ING recorded a series of Notices of Default and Election to Sell under Deed of Trust in the office of the San Bernardino County Recorder evidencing a foreclosure action by ING against the property which was securing our senior secured loans with ING.

     In December 2003, subsequent to the completion of our comprehensive financial restructuring which included a three year extension of our loans with ING (See Item 2. "Management's
Discussion and Analysis"), ING recorded Notices of Rescission in
San Bernardino County whereby ING rescinded, canceled and withdrew each such Notice of Default and Election to Sell.

SERIES D, E-1 AND E-2 PREFERRED STOCK

     The Certificate of Designations for our Series D, E-1 and E-2 Preferred Stock provided that dividends were payable with respect to each such series on January 15 and July 15 of each year. On January 15, 2003, we notified the holders of such Preferred Stock that, due to the requirements of Delaware law, we were not able to declare or pay a dividend on our outstanding Series D, E-1 and E-2 Preferred Stock on the January 15, 2003 dividend payment date applicable to each such series of Preferred Stock.

     In October 2003, we entered into an Exchange Agreement with the holders of each such series of Preferred Stock whereby we issued an aggregate of 400,000 shares of our common stock in exchange for the cancellation of all of our outstanding Series D, Series E-1 and Series E-2 Preferred Stock. Pursuant to this Exchange Agreement, the 400,000 shares of common stock were issued in full satisfaction of any rights of the holders pertaining to the Preferred Stock including, without limitation, any rights to accrued but unpaid dividends.


ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     Not applicable.


ITEM 5.   OTHER INFORMATION

     Not applicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     A.   EXHIBITS
          --------
       The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

        31.1  Certification of Keith Brackpool, Chairman,
              Chief Executive Officer and Chief Financial Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32.1  Certification of Keith Brackpool, Chairman,
              Chief Executive Officer and Chief Financial Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
              Oxley Act of 2002

     B.   REPORTS ON FORM 8-K
          -------------------
     We filed a report on Form 8-K dated January 31, 2003 reporting that Sun World International, Inc., a wholly-owned subsidiary of Cadiz, and three of Sun World's wholly-owned subsidiaries, Coachella Growers, Sun World/Rayo and Sun Desert, Inc., each filed a voluntary petition for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, Central District of California, Riverside Division on January 30, 2003.

     We filed a report on Form 8-K dated February 14, 2003 reporting that ING Capital LLC had delivered to Cadiz a Notice of Default and Demand for Payment following the failure to meet conditions precedent required for the extension of the maturity of Cadiz' senior debt precipitated by the Chapter 11 filing by Sun World International, Inc.

     We filed a report on Form 8-K dated March 21, 2003 reporting that the Company elected not to proceed with a proposed reverse stock split at that time, causing the Company to be de-listed from trading on the Nasdaq National Market effective March 27, 2003 due to failure to comply with Nasdaq's stockholder's equity and minimum bid price requirements.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CADIZ INC.




By:  /s/  Keith Brackpool                            November 1, 2004
     ---------------------------------------------   ----------------
     Keith Brackpool, Chairman of the Board and      Date
     Chief Executive and Financial Officer