Form 10-Q
period 2003-06-30
CADIZ INC
filed 2004-11-02
CIK 727273

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549


                            FORM 10-Q


  (Mark One)
  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the quarterly period ended June 30, 2003

                               OR

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the transition period from .. to ...


                 Commission File Number 0-12114

                           Cadiz Inc.

       (Exact name of registrant specified in its charter)

           DELAWARE                          77-0313235
 (State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)          Identification No.)

777 S. FIGUEROA STREET, SUITE 4250
   LOS ANGELES, CALIFORNIA                     90017
(Address of principal executive offices)     (Zip Code)

 Registrant's telephone number, including area code:  (213) 271-1600


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


                              CADIZ INC.

FOR THE SIX MONTHS ENDED JUNE 30, 2003                          PAGE
--------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     CADIZ INC. CONSOLIDATED FINANCIAL STATEMENTS

     Statement of Operations for the three months ended June 30,
     2003 and 2002. . . . . . . . . . . . . . . . . . . . . . . .1

     Statement of Operations for the six months ended June 30,
     2003 and 2002. . . . . . . . . . . . . . . . . . . . . . . .2

     Balance Sheet as of June 30, 2003 and December 31, 2002. . .3

     Statement of Cash Flows for the six months ended June 30,
     2003 and 2002. . . . . . . . . . . . . . . . . . . . . . . .4

     Statement of Stockholders' Equity for the six months ended
     June 30, 2003. . . . . . . . . . . . . . . . . . . . . . . .5

     Notes to the Consolidated Financial Statements. . . . . . . 6

     SUN WORLD INTERNATIONAL, INC. CONSOLIDATED FINANCIAL STATEMENTS

     Statement of Operations for the three months ended June 30,
     2003 and 2002. . . . . . . . . . . . . . . . . . . . . . . 19

     Statement of Operations for the six months ended June 30,
     2003 and 2002. . . . . . . . . . . . . . . . . . . . . . . 20

     Balance Sheet as of June 30, 2003 and December 31, 2002. . 21

     Statement of Cash Flows for the six months ended June 30,
     2003 and 2002. . . . . . . . . . . . . . . . . . . . . . . 22

     Statement of Stockholder's Deficit for the six months ended
     June 30, 2003. . . . . . . . . . . . . . . . . . . . . . . 23

     Notes to the Consolidated Financial Statements. . . . . . .24


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . .28

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK. . . . . . . . . . . . . . . . . . . . . . . . . . 37

ITEM 4. CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . .38

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . 38



                             CADIZ INC.

            CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

----------------------------------------------------------------------
                                             FOR THE THREE MONTHS
                                                ENDED JUNE 30,
($ IN THOUSANDS EXCEPT PER SHARE DATA)         2003       2002
----------------------------------------------------------------------

Revenues                                     $      97  $  23,063
                                             ---------  ---------
Costs and expenses:
 Cost of sales                                      50     16,848
 General and administrative                        743      4,232
 Depreciation and amortization                     142      1,729
                                             ---------  ---------

Total costs and expenses                           935     22,809
                                             ---------  ---------

Operating profit (loss)                           (838)       254

Interest expense, net                              585      5,685
                                             ---------  ---------

Net loss before income taxes                    (1,423)    (5,431)

Income tax expense                                   -          3
                                             ---------  ---------

Net loss                                        (1,423)    (5,434)

Less:  Preferred stock dividends                   282        282
       Imputed dividend on preferred stock         246        246
                                             ---------  ---------

Net loss applicable to common stock          $  (1,951) $  (5,962)
                                             =========  =========
Basic and diluted net loss per common share  $   (0.92) $   (4.11)
                                             =========  =========

Basic and diluted weighted average
 shares outstanding                              2,132      1,450
                                             =========  =========

See accompanying notes to the consolidated financial statements.

                             CADIZ INC.

          CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

-------------------------------------------------------------------
                                             FOR THE SIX MONTHS
                                                ENDED JUNE 30,
($ IN THOUSANDS EXCEPT PER SHARE DATA)         2003       2002
-------------------------------------------------------------------

Revenues                                     $   3,143  $  30,813
                                             ---------  ---------

Costs and expenses:
 Cost of sales                                   2,729     23,101
 General and administrative                      2,380      7,470
 Write off of investment in subsidiary             195          -
 Reorganization costs                              655          -
 Depreciation and amortization                     479      2,455
                                             ---------  ---------

 Total costs and expenses                        6,438     33,026
                                             ---------  ---------

Operating loss                                  (3,295)    (2,213)

Interest expense, net                            2,772     10,468
                                             ---------  ---------

Net loss before income taxes                    (6,067)   (12,681)

Income tax expense                                   -         26
                                             ---------  ---------

Net loss                                        (6,067)   (12,707)

Less: Preferred stock dividends                    563        563
      Imputed dividend on preferred stock          492        492
                                             ---------  ---------

Net loss applicable to common stock          $  (7,122) $ (13,762)
                                             =========  =========

Basic and diluted net loss per common share  $   (3.60) $   (9.50)
                                             =========  =========

Basic and diluted weighted average
 shares outstanding                              1,981      1,448
                                             =========  =========

See accompanying notes to the consolidated financial statements.

                             CADIZ INC.

               CONSOLIDATED BALANCE SHEET (UNAUDITED)

---------------------------------------------------------------------
                                              JUNE 30,  DECEMBER 31,
($ IN THOUSANDS)                                2003       2002
---------------------------------------------------------------------
ASSETS

Current assets:
 Cash and cash equivalents                   $     370  $   3,229
 Accounts receivable, net                            -      6,732
 Note receivable from officer                    1,013      1,022
 Inventories                                        -      13,513
 Prepaid expenses and other                        693      1,166
                                             ---------  ---------

      Total current assets                       2,076     25,662

Property, plant, equipment and water
 programs, net                                  39,745    154,928
Goodwill                                         3,813      3,813
Other assets                                         -      7,480
                                             ---------  ---------

                                             $  45,634  $ 191,883
                                             =========  =========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                            $   1,032  $   7,394
 Accrued liabilities                             2,555      6,816
 Revolving credit facility                           -      4,400
 Notes payable and long-term debt, current
  portion                                       35,281     41,019
                                             ---------  ---------

      Total current liabilities                 38,868     59,629

Long-term debt                                       -    115,447
Deferred income taxes                                -      5,447
Other liabilities                                  608      1,539

Commitments and contingencies

Series D redeemable convertible preferred
 stock - $.01 par value:
  5,000 shares authorized, shares issued
   and outstanding - 5,000 at June 30, 2003
   and December 31, 2002                         4,683      4,536

Series E-1 and Series E-2 redeemable
 convertible preferred stock - $.01 par
 value:
  7,500 total shares authorized; shares
  issued and outstanding - 7,500 at June
  30, 2003 and December 31, 2002                 6,752      6,406

Stockholders' equity:
 Common stock - $.01 par value; 70,000,000
  shares authorized; shares issued and
  outstanding - 2,260,686 at June 30, 2003
  and 1,458,659 at December 31, 2002                23         15

Additional paid-in capital                     158,054    156,151
Accumulated deficit                           (163,354)  (157,287)
                                             ---------  ---------

 Total stockholders' deficit                    (5,277)    (1,121)
                                             ---------  ---------

                                             $  45,634  $ 191,883
                                             =========  =========

See accompanying notes to the consolidated financial statements.

                             CADIZ INC.

          CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

------------------------------------------------------------------
                                              FOR THE SIX MONTHS
                                                ENDED JUNE 30,
($ IN THOUSANDS)                               2003       2002
------------------------------------------------------------------

Cash flows from operating activities:
 Net loss                                    $  (6,067) $ (12,707)
 Adjustments to reconcile net loss to
  net cash used for operating activities:
   Depreciation and amortization                 1,062      5,216
   Write off of investment in subsidiary           195          -
   Loss (gain) on disposal of assets                43        (41)
   Shares of KADCO stock earned for services         -       (625)
   Stock issued for services                        72          -
   Compensation charge for deferred
    stock units                                    106        308
   Accrued interest on loan to officer		   (29)         -
   Changes in operating assets and
    liabilities:
    (Increase) decrease in accounts
     receivable                                  1,488    (18,835)
    Increase in inventories                     (3,043)   (17,158)
    Increase (decrease) in prepaid
     expenses and other                           (557)       125
    Increase (decrease) in accounts payable      1,567     12,370
    Increase (decrease) in accrued
     liabilities                                 1,718        842
    Increase in other liabilities                    -        244
                                             ---------  ---------

Net cash used for operating activities          (3,445)   (30,261)
                                             ---------  ---------

Cash flows from investing activities:
  Disposal of subsidiary                        (1,019)         -
  Additions to property, plant
   and equipment                                  (140)      (337)
  Additions to water programs                        -       (593)
  Additions to developing crops                   (198)    (1,906)
  Payment on loan to officer                        38          -
  Proceeds from disposal of property,
   plant and equipment                               -         45
 (Increase) decrease in other assets              (103)      (430)
                                             ---------  ---------

  Net cash used for investing activities        (1,422)    (3,221)
                                             ---------  ---------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt         135          -
  Net proceeds from short-term debt                  -     33,400
  Net proceeds from issuance of stock            1,680        763
  Proceeds from issuance of
   convertible note payable                        200          -
  Decrease in bank overdraft                         -       (410)
  Principal payments on long-term debt              (7)      (358)
                                             ---------  ---------

  Net cash provided by financing activities      2,008     33,395
                                             ---------  ---------

Net decrease in cash and cash equivalents       (2,859)       (87)

Cash and cash equivalents, beginning
 of period                                       3,229      1,458
                                             ---------  ---------

Cash and cash equivalents, end of period     $     370  $   1,371
                                             =========  =========

See accompanying notes to the consolidated financial statements.

                                 CADIZ INC.

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

--------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30, 2003
($ IN THOUSANDS)
--------------------------------------------------------------------------------

                            COMMON STOCK     PAID-IN  ACCUMULATED  STOCKHOLDERS'
                          SHARES   AMOUNT    CAPITAL    DEFICIT        EQUITY
                          ------   ------    -------    -------        ------
Balance as of
 December 31, 2002      1,458,659  $   15   $ 156,151  $(157,287)   $  (1,121)

Shares issued in
 exchange for deferred
 stock units               26,027       -       1,054          -        1,054
Issuance of common
 stock for cash           672,000       7       1,673                   1,680
Issuance of stock with
 notes payable              8,000       -          32          -           32
Issuance of common
 stock for services        96,000       1         199                     200
Preferred stock
 dividend                       -       -        (563)         -         (563)

Imputed dividend from
 warrants and deferred
 beneficial conversion
 feature                        -       -        (492)         -         (492)

Net loss                        -       -           -     (6,067)      (6,067)
                        ---------  ------   ---------  ---------     --------

Balance as of
 June 30, 2003         2,260,686  $    23   $ 158,054  $(163,354)    $ (5,277)
                       =========  =======   =========  ==========    ========

See accompanying notes to the consolidated financial statements.

                             CADIZ INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            ==========================================

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2002. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of results for the entire fiscal year ending December 31, 2003.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business. The Company incurred losses of $6.1 million for the six months ended June 30, 2003 and $22.2 million for the year ended December 31, 2002, The Company had a working capital deficit of $36.8 million and $34.0 million at June 30, 2003 and

December 31, 2002, and used cash in operations of $3.4 million for the six months ended June 30, 2003 and $10.1 million for the year ended December 31, 2002. In addition, Sun World filed for reorganization under Chapter 11 of the Bankruptcy Code. The financial statements of the Company do not purport to reflect or to provide for all of the consequences of an ongoing Chapter 11 reorganization. Specifically, but not all-inclusive, the financial statements of the Company do not present: (a) the realizable value of assets on a liquidation basis or the availability of such assets to satisfy liabilities, (b) the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 reorganization, or (c) the effect of changes which may be made resulting from a Plan of Reorganization. The appropriateness of using the going-concern basis is dependent upon, among other things, confirmation of a Plan of Reorganization, future profitable operations, the ability to comply with provisions of financing agreements and the ability to generate sufficient cash from operations to meet obligations.

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

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and those of Sun World until January 30, 2003, at which date Sun World and certain of its subsidiaries (Sun Desert
Inc., Coachella Growers, and Sun World/Rayo) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. As of that date due to the Company's loss of control over the operations of Sun World, the financial statements of Sun World are no longer consolidated with those of Cadiz, but instead, Cadiz accounts for its investment in Sun World on the cost basis of accounting. As a result of changing to the cost basis of accounting on January 30, 2003, the Company had a net investment in Sun World of $195,000 consisting of loans and other amounts due from Sun World of $13,500,000 less losses in excess of investment in Sun World of $13,305,000. The Company wrote off its net investment in Sun World during the quarter ended March 31, 2003 because it does not anticipate being able to recover its investment.

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

     Had compensation cost for these plans been determined using fair value the Company's net loss and net loss per common share would have increased to the following pro forma amounts (dollars in thousands):

                              THREE AND SIX MONTHS ENDED JUNE 30,
                                2003                       2002
                      THREE MONTHS  SIX MONTHS  THREE MONTHS  SIX MONTHS
                      ------------  ----------  ------------  ----------
Net loss applicable
 to common stock:
    As reported        $  (1,951)   $  (7,122)   $  (5,962)   $  (13,762)
    Expense under
     SFAS 123                (24)         (74)        (127)         (496)
                       ---------    ---------    ---------    ----------

    Pro forma          $  (1,975)   $  (7,196)   $  (6,089)   $  (14,258)
                       =========    =========    =========    ==========

Net loss per
 common share:
    As reported        $   (0.92)   $   (3.60)   $   (4.11)   $    (9.50)
    Expense under
     SFAS 123              (0.01)       (0.03)       (0.09)        (0.35)
                       ---------    ---------    ---------    ----------

    Pro forma          $   (0.93)   $   (3.63)   $   (4.20)   $    (9.85)
                       =========    =========    =========    ==========

     See Note 2 to the Consolidated Financial Statements included in the Company's Form 10-K for a discussion of the Company's accounting policies.


NOTE 2 - INVENTORIES
---------------------

     Inventories consist of the following (dollars in thousands):

                                                June 30,  December 31,
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
                                               =========  =========


NOTE 3 - PROPERTY, PLANT EQUIPMENT AND WATER PROGRAM
----------------------------------------------------

      Property, plant, equipment and water program consist of the following (in thousands):


                                                June 30,  December 31,
                                                  2003        2002
                                                  ----        ----
          Land                                 $  22,010  $  66,372
          Permanent crops                          6,493     61,994
          Developing crops                           159     11,624
          Water programs                          14,274     16,859
          Buildings                                1,408     22,620
          Machinery and equipment                  3,593     20,818
                                               ---------  ---------
                                                  47,937    200,287
          Less accumulated depreciation           (8,192)   (45,359)
                                               ---------  ---------
                                               $  39,745  $ 154,928
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

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Condensed consolidating financial information for the six months ended June 30, 2003 and 2002 and for the three months ended June 30, 2002, and consolidating balance sheet information as of December 31, 2002 for the Company is as follows. Consolidating balance sheet information at June 30, 2003 and consolidating financial information for the three months ended June 30, 2003 is not presented as Sun World was deconsolidated effective January
30, 2003 as described in Note 1 (in thousands):


STATEMENT OF OPERATIONS INFORMATION
FOR THE SIX MONTHS ENDED JUNE 30, 2003
($ IN THOUSANDS)
                         CADIZ   SUN WORLD  ELIMINATIONS  CONSOLIDATED
                         -----   ---------  ------------  ------------

Revenues              $     284  $   3,005   $   (146)     $   3,143
                      ---------  ---------   ---------     ---------
Costs and expenses:
  Cost of sales              97      2,653         (21)        2,729
  General and
   administrative         1,798        707        (125)        2,380
  Write off of
   investment in
   subsidiary               195          -           -           195
  Reorganization costs        -        655           -           655
  Depreciation and
   amortization             289        190           -           479
                      ---------  ---------   ---------     ---------
  Total costs and
   expenses               2,379      4,205        (146)        6,438
                      ---------  ---------   ---------     ---------
Operating loss           (2,095)    (1,200)          -        (3,295)

Income (loss) from
 subsidiary              (2,469)         -       2,469             -

Interest expense, net     1,503      1,269           -         2,772
                      ---------  ---------   ---------     ---------

Net income (loss)        (6,067)    (2,469)      2,469        (6,067)

Less: Preferred stock
       dividends            563          -           -           563
      Imputed dividend
       on preferred
       stock                492          -           -           492
                      ---------  ---------   ---------     ---------

  Net income loss
   applicable to
   common stock       $  (7,122) $  (2,469)  $   2,469     $  (7,122)
                      =========  =========   =========     =========

CONSOLIDATING STATEMENT OF
CASH FLOW INFORMATION
SIX MONTHS ENDED JUNE 30, 2003
                         CADIZ   SUN WORLD  ELIMINATIONS  CONSOLIDATED
                         -----   ---------  ------------  ------------
Net cash used for
 operating activities $  (1,742) $  (1,703)  $       -     $  (3,445)
                      ---------  ---------   ---------     ---------
Cash flows from
 investing activities:
 Disposal of
  subsidiary                  -     (1,019)          -        (1,019)
 Additions to
  property, plant and
  equipment                   -       (140)          -          (140)
 Additions to
  developing crops           (1)      (197)          -          (198)
 Payment of loan
  to officer                 38          -           -            38
 Decrease (increase)
  in other assets             6       (109)          -          (103)
                      ---------  ---------   ---------     ---------
Net cash provided by
 (used for)investing
  activities                 43     (1,465)          -        (1,422)
                      ---------  ---------   ---------     ---------
Cash flows from
 financing activities:
 Net proceeds from
  issuance of stock       1,680          -           -         1,680
 Proceeds from
  issuance of
  long-term debt              -        135           -           135
 Proceeds from
  convertible note
  payable                   200          -           -           200
 Principal payments
  on long-term debt           -         (7)          -            (7)
                      ---------  ---------   ---------     ---------
Net cash provided by
 financing activities     1,880        128           -         2,008
                      ---------  ---------   ---------     ---------
Net increase (decrease)
 in cash and cash
 equivalents                181     (3,040)          -        (2,859)

Cash and cash
 equivalents,
 beginning of period        189      3,040           -         3,229
                      ---------  ---------   ---------     ---------
Cash and cash
 equivalents, end
 of period            $     370  $       -   $       -     $     370
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
                      =========  =========   =========     =========

CONSOLIDATING STATEMENT
OF OPERATIONS INFORMATION
THREE MONTHS ENDED JUNE 30, 2002
                         CADIZ   SUN WORLD  ELIMINATIONS  CONSOLIDATED
                         -----   ---------  ------------  ------------
Revenues              $     400  $  23,063   $    (400)    $  23,063
                      ---------  ---------   ---------     ---------

Costs and expenses:
  Cost of sales              25     16,925        (102)       16,848
  General and
   administrative         2,472      2,135        (375)        4,232
  Depreciation and
   amortization             244      1,485           -         1,729
                      ---------  ---------   ---------     ---------
  Total costs and
   expenses               2,741     20,545        (477)       22,809
                      ---------  ---------   ---------     ---------
Operating profit
 (loss)                  (2,341)     2,518          77           254

Income (loss) from
 subsidiary              (1,497)         -       1,497             -

Interest expense, net     1,596      4,062          27         5,685
                      ---------  ---------   ---------     ---------
Net loss before
 income taxes            (5,434)    (1,544)      1,547        (5,431)

Income tax expense            -          3           -             3
                      ---------  ---------   ---------     ---------
Net loss                 (5,434)    (1,547)      1,547        (5,434)

Less: Preferred stock
       dividends            282          -           -           282
      Imputed dividend
       on preferred
       stock                246          -           -           246
                      ---------  ---------   ---------     ---------
Net loss applicable
 to common stock      $  (5,962) $  (1,547)  $   1,547     $  (5,962)
                      =========  =========   =========     =========

CONSOLIDATING STATEMENT
OF OPERATIONS INFORMATION
SIX MONTHS ENDED JUNE 30, 2002
                         CADIZ   SUN WORLD  ELIMINATIONS  CONSOLIDATED
                         -----   ---------  ------------  ------------
Revenues              $     882  $  30,806   $    (875)    $  30,813
                      ---------  ---------   ---------     ---------

Costs and expenses:
  Cost of sales              57     23,246        (202)       23,101
  General and
   administrative         3,877      4,343        (750)        7,470
  Depreciation and
   amortization             471      1,984           -         2,455
                      ---------  ---------   ---------     ---------
  Total costs and
   expenses               4,405     29,573        (952)       33,026
                      ---------  ---------   ---------     ---------
Operating profit
 (loss)                  (3,523)     1,233          77        (2,213)

Income (loss) from
 subsidiary              (6,792)         -      (6,792)            -

Interest expense, net     2,390      8,094         (16)       10,468
                      ---------  ---------   ---------     ---------
Net loss before
 income taxes           (12,705)    (6,861)      6,885       (12,681)

Income tax expense            2         24           -            26
                      ---------  ---------   ---------     ---------
Net loss                (12,707)    (6,885)      6,885       (12,707)

Less: Preferred stock
       dividends            563          -           -           563

      Imputed dividend
       on preferred
       stock                492          -           -           492
                      ---------  ---------   ---------     ---------

Net loss applicable
 to common stock      $ (13,762) $  (6,885)  $   6,885     $ (13,762)
                      =========  =========   =========     =========

CONSOLIDATING STATEMENT OF
CASH FLOW INFORMATION
SIX MONTHS ENDED JUNE 30, 2002
                         CADIZ   SUN WORLD  ELIMINATIONS  CONSOLIDATED
                         -----   ---------  ------------  ------------
Net cash used for
 operating activities $ (12,943) $ (17,318)  $       -     $ (30,261)
                      ---------  ---------   ---------     ---------
Cash flows from
 investing activities:
 Additions to
  property, plant and
  equipment                 (93)      (244)          -          (337)
 Additions to water
  programs                 (593)         -           -          (593)
 Additions to
  developing crops          (66)    (1,840)          -        (1,906)
 Proceeds from
  disposal of property,
  plant and equipment         -         45           -            45
 Decrease (increase)
  in other assets           300       (730)          -          (430)
                      ---------  ---------   ---------     ---------
Net cash used for
 investing activities      (452)    (2,769)          -        (3,221)
                      ---------  ---------   ---------     ---------
Cash flows from
 financing activities:
 Net proceeds from
  issuance of stock         763          -           -           763
 Principal payments on
  long-term debt              -       (358)          -          (358)
 Borrowings from
  intercompany
  revolver, net           3,142     (3,142)          -             -
 Net proceeds from
  short-term debt        10,000     23,400           -        33,400
 Decrease in bank
  overdrafts               (410)         -           -          (410)
                      ---------  ---------   ---------     ---------
Net cash provided by
 financing activities    13,495     19,900           -        33,395
                      ---------  ---------   ---------     ---------
Net increase (decrease)
 in cash and cash
 equivalents                100       (187)          -           (87)

Cash and cash
 equivalents,
 beginning of period        400      1,058           -         1,458
                      ---------  ---------   ---------     ---------
Cash and cash
 equivalents, end
 of period            $     500  $     871   $       -     $   1,371
                      =========  =========   =========     =========

NOTE 5 - NET LOSS PER COMMON SHARE
----------------------------------

     Basic Earnings Per Share (EPS) is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any by the weighted-average common shares outstanding. Options, deferred stock units, warrants, convertible debt, and preferred stock that are convertible into shares of the Company's common stock were not considered in the computation of diluted EPS because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 317,000 shares and 184,000 shares at June 30, 2003 and 2002, respectively


NOTE 6 - COMMON STOCK
---------------------

     During the quarter ended June 30, 2003, we issued 752,000 shares of common stock at $2.50 per share in connection with a private placement offering in consideration for $1.68 million cash and $200,000 in services, and an additional 16,000 shares issued as part of the cost of the offering. We also issued 25,896 shares of common stock to holders of deferred stock units who exchanged their deferred stock units for shares of common stock upon their vesting expiration dates.


NOTE 7 - SEGMENT INFORMATION
----------------------------

        Financial information by reportable business segment is reported in the tables below. The changes in the agricultural segment for the period ended June 30, 2003 are due to the deconsolidation of Sun World in January 2003.

                        THREE MONTHS ENDED     SIX MONTHS ENDED
                             JUNE 30               JUNE 30
                        2003       2002        2003       2002
	                  ----       ----        ----       ----

External sales
 Water resources      $      97  $       -  $     138  $       7
 Agricultural                 -     23,063      3,005     30,806
                      ---------  ---------  ---------  ---------
 Consolidated         $     97   $  23,063  $   3,143  $  30,813
                      =========  =========  =========  =========

Inter-segment sales
 Water resources      $       -  $     400  $     146  $     875
 Agricultural                 -       (400)      (146)      (875)
                      ---------  ---------  ---------  ---------
 Consolidated         $       -  $       -  $       -  $       -
                      =========  =========  =========  =========

Total sales
 Water resources      $      97  $     400  $     284  $     882
 Agricultural                 -     23,063      3,005     30,806
 Other                        -       (400)      (146)      (875)
                      ---------  ---------  ---------  ---------

 Consolidated         $      97  $  23,063  $   3,143  $  30,813
                      =========  =========  =========  =========

Loss before income
 taxes
 Water resources       $   (838) $  (2,341) $  (1,900) $  (3,523)
 Agricultural                 -      2,518     (1,200)     1,233
 Interest expense          (585)    (5,685)    (2,772)   (10,468)
 Other                        -         77       (195)        77
                      ---------  ---------  ---------  ---------
 Consolidated         $  (1,423) $  (5,431) $  (6,067) $ (12,681)
                      =========  =========  =========  =========


                      June 30,  December 31,
                        2003        2002
Assets
 Water resources      $  45,634  $  47,330
 Agricultural                 -    146,417
 Other                        -     (1,864)
                      ---------  ---------
 Consolidated         $  45,634  $ 191,883
                      =========  =========

SUN WORLD INTERNATIONAL, INC.
(DEBTOR-IN-POSSESSION)
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------
                                               THREE MONTHS ENDED
                                                     JUNE 30,
($ IN THOUSANDS)                                2003       2002
------------------------------------------------------------------------

Revenues                                      $  23,723  $  23,063
                                              ---------  ---------
Costs and expenses:
 Cost of sales                                   19,063     16,925
 General and administrative                       2,210      2,135
 Removal of underperforming crops                    86          -
 Depreciation and amortization                    1,945      1,485
                                              ---------  ---------

   Total costs and expenses                      23,304     20,545
                                              ---------  ---------

Operating profit                                    419      2,518

Loss on sale of property                            258          -

Interest expense, net (contractual interest
 for 2003 was $4,134)                               534      4,062
                                              ---------  ---------

Loss before reorganization items and
 income taxes                                      (373)    (1,544)

Reorganization items:
 Debt issuance costs                                  -          -
 Professional fees                                1,266          -
                                              ---------  ---------

   Total reorganization items                     1,266          -
                                              ---------  ---------

Net loss before income taxes                     (1,639)    (1,544)

Income tax expense                                    -          3
                                              ---------  ---------

Net loss                                      $  (1,639) $  (1,547)
                                              =========  =========

See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(DEBTOR-IN-POSSESSION)
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------
                                                 SIX MONTHS ENDED
                                                     JUNE 30,
($ IN THOUSANDS)                                 2003       2002
------------------------------------------------------------------------

Revenues                                      $  33,284  $  30,806
                                              ---------  ---------

Costs and expenses:
 Cost of sales                                   28,134     23,246
 General and administrative                       4,356      4,343
 Removal of underperforming crops                    86          -
 Depreciation and amortization                    2,471      1,984
                                              ---------  ---------

   Total costs and expenses                      35,047     29,573
                                              ---------  ---------

Operating profit (loss)                          (1,763)     1,233

Loss on sale of property                            258          -

Interest expense, net (contractual interest
 for 2003 was $8,163)                             2,137      8,094
                                              ---------  ---------

Loss before reorganization items and
 income taxes                                    (4,158)    (6,861)

Reorganization items:
 Debt issuance costs                                912          -
 Professional fees                                2,631          -
                                              ---------  ---------

   Total reorganization items                     3,543          -
                                              ---------  ---------

Net loss before income taxes                     (7,701)    (6,861)

Income tax expense                                   20         24
                                              ---------  ---------

Net loss                                      $  (7,721) $  (6,885)
                                              =========  =========

See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(DEBTOR-IN-POSSESSION)
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED BALANCE SHEET (UNAUDITED)
------------------------------------------------------------------------
                                               JUNE 30, DECEMBER 31,
 ($ IN THOUSANDS)                                2003       2002
------------------------------------------------------------------------
ASSETS

Current assets:
 Cash and cash equivalents                    $   3,947  $   3,040
 Accounts receivable, net                        19,803      6,732
 Inventories                                     28,536     13,638
 Prepaid expenses and other                       1,865        843
                                              ---------  ---------

    Total current assets                         54,151     24,253

Property, plant, and equipment, net             109,720    112,293

Intangible assets                                 1,922      1,934

Other assets                                      7,604      7,937
                                              ---------  ---------

 Total assets                                 $ 173,397  $ 146,417
                                              =========  =========

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
 Accounts payable                             $  14,509  $   6,252
 Accrued liabilities                              2,464      5,829
 Due to parent                                        -     13,546
 Revolving credit facility                       26,825      4,400
 Long-term debt, current portion                    125      6,250
                                              ---------  ---------

     Total current liabilities                   43,923     36,277

Long-term debt                                      792    115,447

Deferred income taxes                             5,447      5,447

Other liabilities                                   447        928
                                              ---------  ---------

       Total liabilities not subject
        to compromise                            50,609    158,099

Liabilities subject to compromise under
 reorganization proceedings                     141,576          -

Commitments and contingencies

Stockholder's deficit:
 Common stock, $.01 par value, 300,000
  shares authorized; 42,000 shares
  issued and outstanding                              -          -
 Additional paid-in capital                      39,123     38,508
 Accumulated deficit                            (57,911)   (50,190)
                                              ---------  ---------

  Total stockholder's deficit                   (18,788)   (11,682)
                                              ---------  ---------

 Total liabilities and stockholder's deficit  $ 173,397  $ 146,417
                                              =========  =========

See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(DEBTOR-IN-POSSESSION)
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLDIATED STATEMENT OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------
                                                  SIX MONTHS ENDED
                                                      JUNE 30,
($ IN THOUSANDS)                                  2003       2002
------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                      $  (7,721) $  (6,885)
Adjustments to reconcile net loss to net
cash used for operating activities:
 Depreciation and amortization                    2,563      2,800
 Write-off of debt issuance costs                   912          -
 (Gain) loss on disposal of assets                  258        (41)
 Removal of under performing crops                   86          -
 Shares of KADCO stock earned for services         (625)      (625)
 Compensation charge for deferred stock units       144        160
 Changes in operating assets and liabilities:
  Increase in accounts receivable               (13,071)   (18,835)
  Increase in inventories                       (13,975)   (17,081)
  Decrease (increase) in prepaid expenses
   and other                                     (1,022)        61
  Increase in accounts payable                   11,963     12,484
  Increase (decrease) in accrued liabilities        430        743
  Increase (decrease) in due to parent              (47)     9,656
  Increase (decrease) in other liabilities          (10)       245
                                              ---------  ---------

  Net cash used for operating activities
   before reorganization items                  (20,115)   (17,318)
                                              ---------  ---------

Increase in liabilities subject to compromise
 under reorganization proceedings                   525          -
                                              ---------  ---------

  Net cash used for operation activities        (19,590)   (17,318)

                                              ---------  ---------
Cash flows from investing activities:
 Additions to property, plant and equipment        (556)      (244)
 Additions to developing crops                   (1,298)    (1,840)
 Proceeds from disposal of property, plant
  and equipment                                     844         45
 (Increase) decrease in other assets               (189)      (730)
                                              ---------  ---------

  Net cash used for investing activities         (1,199)    (2,769)
                                              ---------  ---------

Cash flows from financing activities:
 Proceeds from issuance of long-term debt           136          -
 Principal payments on long-term debt              (916)      (358)
 Borrowings from intercompany revolver, net          51     (3,142)
 Proceeds from short-term borrowings             22,425     23,400
                                              ---------  ---------

  Net cash provided by financing activities      21,696     19,900
                                              ---------  ---------

Net increase (decrease) in cash and cash
 equivalents                                        907       (187)

Cash and cash equivalents at beginning
 of period                                        3,040      1,058
                                              ---------  ---------

Cash and cash equivalents at end of period    $   3,947  $     871
                                              =========  =========

See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(DEBTOR-IN-POSSESSION)
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2003
($ IN THOUSANDS)
--------------------------------------------------------------------------------
                                          ADDITIONAL                   TOTAL
                          COMMON STOCK     PAID-IN    ACCUMULATED  STOCKHOLDERS'
                        SHARES    AMOUNT   CAPITAL     DEFICIT        DEFICIT
                        ------    ------   -------     -------        -------
Balance as of
 December 31, 2002       42,000  $    -   $  38,508   $ (50,190)    $  (11,682)

Exchange of deferred
 stock units for
 parent's common
 stock                        -       -         615           -            615

Net loss                      -       -           -      (7,721)        (7,721)
                      ---------  ------   ---------   ---------     ----------

Balance as of
 June 30, 2003           42,000  $    -   $  39,123   $ (57,911)    $  (18,788)
                      =========  ======   =========   =========     ==========

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

     As a debtor-in-possession, Sun World is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against Sun World may not be enforced. In addition, under the Bankruptcy Code, Sun World may assume or reject executory contracts, including lease obligations. Parties affected by these rejections may file claims with the Court in accordance with the reorganization process. Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by the creditors and equity holders and approved by the Bankruptcy Court.

     The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business and in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". Accordingly, all pre-petition liabilities subject to compromise have been segregated in the Consolidated Balance Sheet and classified as "Liabilities subject to compromise under reorganization proceedings", at the estimated amount of allowable claims. The financial statements of the Company do not purport to reflect or to provide for all of the consequences of an ongoing Chapter 11 reorganization. Specifically, but not all-inclusive, the financial statements of the Company do note present: (a) the realizable value of assets on a liquidation basis or the availability of such assets to satisfy liabilities, (b) the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 reorganization, or (c) the effect of changes which may be made resulting from a Plan or Reorganization. The appropriateness of using the going-concern basis is dependent upon, among other things, confirmation of a Plan of Reorganization, future profitable operations, the ability to comply with debtor-in-possession financing agreements and the ability to generate sufficient cash from operations to meet obligations.

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


NOTE 2 - BASIS OF PRESENTATION
------------------------------

     The Consolidated Financial Statements have been prepared by Sun World International, Inc. and its subsidiaries, collectively referred to as "Sun World" without audit and should be read in conjunction with the Sun World Consolidated Financial Statements and notes thereto included in the Cadiz Inc. Form 10-K for the year ended December 31, 2002. The foregoing Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, which Sun World considers necessary for a fair presentation. The results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year as Sun World's harvest seasons and revenues are seasonal in nature.

     Since the Chapter 11 bankruptcy filing, the Company has applied the provisions of SOP 90-7, which does not significantly change the application of accounting principles generally accepted in the United States of America; however, it does require that the financial statements for periods including and subsequent to filing the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. As disclosed in the Consolidated Statements of Operations, reorganization items consist of the write off of unamortized debt issuances costs as of the Petition Date of $912,000 and professional fees directly associated with the reorganization of $2,631,000.

     See Note 2 to the Sun World Consolidated Financial
Statements included in the Cadiz Inc. latest Form 10-K for a discussion of Sun World's accounting policies.

NOTE 3 - INVENTORIES
--------------------

     Inventories consist of the following (dollars in thousands):


                                           JUNE 30,  DECEMBER 31,
                                             2003       2002
                                             ----       ----
     Growing crops                         $  23,454  $  10,702
     Harvested product                           396        411
     Materials and supplies                    4,686      2,525
                                           ---------  ---------
                                           $  28,536  $  13,638
                                           =========  =========

NOTE 4 - LIABILITIES SUBJECT TO COMPROMISE UNDER REORGANIZATION
         PROCEEDINGS
---------------------------------------------------------------

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

     Liabilities subject to compromise under reorganization proceedings are summarized as follows (dollars in thousands):

                                            JUNE 30,
                                              2003
                                              ----
     Accounts payable                      $   4,252
     Interest payable                          3,795
     Due to parent company                    13,529
     Long-term debt                          120,000
                                           ---------
          Total                            $ 141,576
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

RESULTS OF OPERATIONS

     On January 30, 2003, Sun World filed a voluntary petition for Chapter 11 bankruptcy protection. As of that date due to the Company's loss of control over the operations of Sun World, the financial statements of Sun
World will no longer be consolidated with ours, but instead, we will account for our investment in Sun World on the cost basis of accounting. As a result of changing to the cost basis of accounting on January 31, 2003, we had a net investment in Sun World of approximately $195 thousand consisting of loans and other amounts due from Sun World of $13,500,000 less losses in excess of investment in Sun World of $13,305,000. Cadiz wrote off the net investment in Sun
World of $195 thousand at the Chapter 11 filing date because it does not anticipate being able to recover from its investment.

     Our consolidated financial statements for the six month period ended June 30, 2003 include the results of operations for Sun World only for the period January 1, 2003 through January 30, 2003. The results of operations of Sun World subsequent to January 30, 2003 are not consolidated in these consolidated financial statements. As a result of the foregoing, direct comparisons of our consolidated results of operations for the six months ended June 30, 2003 with results for the three and six months ended June 30, 2002 will not, in our view, prove meaningful.

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

     Tables which disclose the results of Cadiz Inc.
separate from its consolidated subsidiary Sun World for the six month periods ending June 30, 2003 and 2002, and from which the numbers used in the following discussion are derived, can be found in Note 4 to the Consolidated
Financial Statements in Item 1 above.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS
ENDED JUNE 30, 2002
---------------------------------------------------------

     We have not received significant revenues from our water resource activity to date. As a result, we have historically incurred a net loss from operations. We had revenues of $97 thousand for the three months ended June 30, 2003 and $0.4 million for the three months ended June 30, 2002. Our net loss totaled $1.4 million for the three months ended June 30, 2003 compared to $5.4 million for the three months ended June 30, 2002. The loss for the three months ended June 30, 2002 included $1.5 million equity loss from Sun World, without which the Cadiz loss would be $3.9 million.

     Our primary expenses are our ongoing overhead costs
(i.e. general and administrative expense) and our interest expense.

     REVENUES. Cadiz standalone revenue during the three months ended June 30, 2003 totaled $0.1 million compared to $0.4 million during the same period in the preceding year. The decrease is primarily due to discontinuation of the management fee payable by Sun World as of January 30, 2003 due to Sun World's Chapter
11 filing.

     GENERAL AND ADMINISTRATIVE EXPENSES.   General and
administrative expenses for Cadiz during the three months ended June 30, 2003 totaled $0.7 million compared to $2.5 million for the three months ended June 30, 2002. The decrease in general and administrative expenses is primarily due to $0.8 million of fees related to a financing that was not completed in the 2002 period, and $0.5 in reduced salaries along with other costs associated with a reduction in staffing.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three months ended June 30, 2003 and 2002 totaled $142 thousand and $244 thousand respectively. The decrease in depreciation was primarily attributable to certain assets being removed in 2002 and certain assets becoming fully depreciated during the past year.

     INTEREST EXPENSE, NET.  Net interest expense totaled
$0.6 million during the three months ended June 30, 2003, compared to $1.6 million during the same period in 2002.
The following table summarizes the components of net interest expense for the two periods (in thousands):

                                        THREE MONTHS ENDED JUNE 30,
                                             2003       2002
                                             ----       ----

      Interest on outstanding debt         $     583  $     448
      Amortization of financing costs             15      1,313
      Interest income                            (13)      (165)
                                           ---------  ---------
                                           $     585  $   1,596
                                           =========  =========

     Financing costs, which include legal fees and warrant costs, are amortized over the life of the debt agreement, most of which relate to the ING obligation which became due near the beginning of 2003 resulting in lower costs during 2003. The lower interest income in 2003 was the result of no interest accruing on the intercompany loans to Sun World following the Chapter 11 petition and interest expense was higher because of increased borrowings and a higher rate of interest on the ING loan.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED
JUNE 30, 2002
-----------------------------------------------------------

     We have not received significant revenues from our water resource activity to date. As a result, we have historically incurred a net loss from operations. We had revenues of $284,000 for the six months ended June 30, 2003 and $882,000 for the six months ended June 30, 2002. Our net loss totaled $6.1 million for the six months ended June 30, 2003 compared to $12.7 million for the six months ended June 30, 2002. During the six months ended June 30, 2003, Cadiz recorded a $2.5 million loss from Sun World compared to a $6.8 million loss during the same period in 2002. Without the Sun World losses, Cadiz loss would be $3.6 million for the six months ended June 30, 2003 and $5.9 million for the same period in 2002.

     Our primary expenses are our ongoing overhead costs
(i.e. general and administrative expense) and our interest expense.

     REVENUES. Cadiz standalone revenue totaled $0.3 million during the six months ended June 30, 2003 compared to $0.9 million during the same period in the preceding year. The decrease is primarily due to discontinuation of the management fee payable by Sun World as of January 30, 2003 due to Sun World's Chapter 11 filing.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended June 30, 2003 totaled $1.8 million compared to $3.9 million for the same 2002 period. The decrease in general and administrative expenses is primarily due to $0.8 million of fees related to a financing that was not completed, $0.8 in reduced salaries and wages, and a general reduction in other expense levels associated with a reduction of staffing.

     WRITE OFF OF INVESTMENT IN SUBSIDIARY. On January 30, 2003 Sun World and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. As of that date due to the Company's loss of control over the operations of Sun World, the financial statements are no longer consolidated with those of Cadiz, but instead Cadiz accounts for its investment in Sun World on the cost basis of accounting. As a result of changing to the cost basis of accounting and because the Company does not believe it will be able to recover its investment, the Company wrote off its net investment in Sun World of $195,000.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the six months ended June 30, 2003 totaled $289 thousand compared to $471 thousand during the same period in 2002. The decrease in depreciation was primarily attributable to certain assets being removed in 2002 and certain assets becoming fully depreciated during the past year.

     INTEREST EXPENSE, NET.  Net interest expense totaled
$1.5 million during the six months ended June 30, 2003 as compared to $2.4 million in 2002. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                         SIX MONTHS ENDED JUNE 30,
                                             2003       2002
                                             ----       ----

     Interest on outstanding debt - Cadiz      1,216        778
     Amortization of financing costs             366      1,961
     Interest income                             (79)      (349)
                                           ---------  ---------
                                           $   1,503  $   2,390
                                           =========  =========

     Financing costs, which include legal fees and warrant costs, are amortized over the life of the debt agreement, most of which relate to the ING obligation which became due near the beginning of 2003 resulting in lower costs during 2003. The lower interest income in 2003 was the result of no interest accruing on the intercompany loans to Sun World following the Chapter 11 petition and interest expense was higher because of increased borrowings and a higher rate of interest on the ING loan.


LIQUIDITY AND CAPITAL RESOURCES

(A)  CURRENT FINANCING ARRANGEMENTS
-----------------------------------

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

     During 2003 we remained in continuing discussions with ING concerning an overall restructuring of this debt and in December 2003, as part of an overall restructuring of our capital structure, we entered into agreements with ING which provided for establishing the outstanding principal balance owed to ING at $35 million and extended the maturity date of the credit facilities until March 31, 2005, with three additional automatic 6 month extensions conditioned on our maintaining, as of the commencement date of each extension, cash in an amount equal to at least 4% of the outstanding principal balance of the credit facilities in a cash collateral account held by ING. Additional details concerning the terms of this December 2003 restructuring are included in our Form 10-K for the year ended December 31, 2003.

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

     CASH USED FOR OPERATING ACTIVITIES. Cash used for operating activities totaled $3.4 million for the six months ended June 30, 2003, as compared to $30.3 million for the six months ended June 30, 2002. These amounts are not comparable because of the deconsolidation of Sun World in January. Cash used by Cadiz for operating activities totaled $1.7 million for the six months ended June 30, 2003 compared to $12.9 million for the same period in 2002. The reduced cash usage is primarily due to $2.4 million reduced losses in the 2003 period and a $10.0 million reduction from reduced advances to Sun World from the 2002 period.

     CASH USED FOR INVESTING ACTIVITIES. Cash used for investing activities was $1.4 million for the six months ended June 30, 2003, as compared to $3.2 million for the same period in 2002. The decrease was primarily attributable to reduced capital expenditures offset by a decline in cash resulting from the deconsolidation of Sun World in January 2003.

     Net cash provided by Cadiz investing activities was negligible for the six months ended June 30, 2003 compared to cash used for investing activities for the six months ended
June 30, 2002 of $0.5 million primarily for capital expenditures for water projects.

     CASH PROVIDED BY FINANCING ACTIVITIES. Cash provided by financing activities totaled $2.0 million for the six months ended June 30, 2003, consisting of $1.7 million net proceeds from the issuance of Cadiz stock, $0.1 million from issuance of long-term debt by Sun World and $0.2 of borrowings from a convertible note payable by Cadiz. Net cash provided by financing activities totaled $33.4 million for the six months ended June 30, 2002 consisting primarily of $0.8 million net proceeds from the issuance of stock by Cadiz, $10.0 million in short-term borrowings by Cadiz and $23.4 million in borrowings under the Sun World revolver, offset by $0.4 million in repayment of bank overdraft at Cadiz and $0.4 million in principal repayments on long-term debt.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

     Information about market risks for the three months ended June 30, 2003 does not differ materially from that discussed under Item 7A of Cadiz' Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4.      CONTROLS AND PROCEDURES

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003. As of the date of that evaluation, our Chairman, Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective in timely alerting him to material information relating to Cadiz (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to affect, our internal control over financial reporting, and no corrective actions with regard to significant deficiencies or weaknesses.


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

      Also, see Item 1 "Legal Proceedings" located in Part
II - "Other Information" included in Cadiz' Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.


ITEM 2.   CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER
          PURCHASES OF EQUITY SECURITIES

     During the quarter ended June 30, 2003, we completed a private placement offering of 800,000 shares of common stock at $2.50 per share in consideration for $1.68 million cash, $280,000 in services, and an additional 16,000 shares which were issued as part of the cost of the offering. 80,000 of the shares for services were not issued until subsequent periods. We also issued 25,896 shares of common stock to holders of deferred stock units who exchanged their deferred stock units for shares of common stock upon their vesting expiration dates. We believe that the transactions described are exempt from the registration requirements of the Securities Act by virtue of
Section 4(2) of the Securities Act as the transactions did not involve public offerings, the number of investors was limited, the investors were provided with information about us, and we placed restrictions on resale of the securities.

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

     B.   REPORTS ON FORM 8-K

     We filed a report on Form 8-K dated June 26, 2003 reporting the private placement of 800 thousand registered shares of its common stock at a price of $2.50 per share for a total consideration of $2 million. 672,000 of the shares were sold for cash and 128,000 shares were issued as consideration for services previously rendered.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CADIZ INC.




By:  /s/  Keith Brackpool                         November 1, 2004
     ------------------------------------------   ----------------
     Keith Brackpool, Chairman of the Board and   Date
     Chief Executive and Financial Officer