Form 10-Q
period 2003-09-30
CADIZ INC
filed 2004-11-02
CIK 727273

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D. C. 20549


                            FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

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


                                CADIZ INC.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003                      Page
========================================================================

                PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

     CADIZ INC. CONSOLIDATED FINANCIAL STATEMENTS

     Statement of Operations for the three months ended
     September 30, 2003 and 2002. . . . . . . . . . . . . . . . . . .1

     Statement of Operations for the nine months ended
     September 30, 2003 and 2002. . . . . . . . . . . . . . . . . . .2

     Balance Sheet as of September 30, 2003 and December 31, 2002. . 3

     Statement of Cash Flows for the nine months ended
     September 30, 2003 and 2002. . . . . . . . . . . . . . . . . . .4

     Statement of Stockholders' Equity for the nine months
     ended September 30, 2003. . . . . . . . . . . . . . . . . . . . 5

     Notes to the Consolidated Financial Statements. . . . . . . . . 6

     SUN WORLD INTERNATIONAL, INC. CONSOLIDATED FINANCIALSTATEMENTS

     Statement of Operations for the three months ended September
     30, 2003 and 2002. . . . . . . . . . . . . . . . . . . . . . . .19

     Statement of Operations for the nine months ended September
     30, 2003 and 2002. . . . . . . . . . . . . . . . . . . . . . . .20

     Balance Sheet as of September 30, 2003 and December 31, 2002. . 21

     Statement of Cash Flows for the nine months ended September
     30, 2003 and 2002. . . . . . . . . . . . . . . . . . . . . . . .22

     Statement of Stockholder's Equity for the nine months ended
     September 30, 2003. . . . . . . . . . . . . . . . . . . . . . . 23

     Notes to the Consolidated Financial Statements. . . . . . . . . 24


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

ITEM 4.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . .38

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . 38




                            CADIZ INC.

          CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

-------------------------------------------------------------------------
                                             FOR THE THREE MONTHS
                                             ENDED SEPTEMBER 30,
($ IN THOUSANDS EXCEPT PER SHARE DATA)          2003      2002
-------------------------------------------------------------------------

Revenues                                     $      19  $  64,280
                                             ---------  ---------
Costs and expenses:
 Cost of sales                                     174     47,460
 General and administrative                      1,378      4,029
 Removal of underperforming crops                    -      4,137
 Depreciation and amortization                     133      3,793
                                             ---------  ---------

 Total costs and expenses                        1,685     59,419
                                             ---------  ---------

Operating profit (loss)                         (1,666)     4,861

Interest expense, net                              820      5,390
                                             ---------  ---------

Net loss before income taxes                    (2,486)      (529)

Income tax benefit                                   -       (106)
                                             ---------  ---------

Net loss                                        (2,486)      (423)

Less:  Preferred stock dividends                   281        281
       Imputed dividend on preferred stock         246        246
                                             ---------  ---------

Net loss applicable to common stock          $  (3,013) $    (950)
                                             =========  =========

Basic and diluted net loss per common share  $   (1.32) $   (0.65)
                                             =========  =========

Basic and diluted weighted average shares
 outstanding                                     2,290      1,455
                                             =========  =========

See accompanying notes to the consolidated financial statements.

                            CADIZ INC.

         CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

-------------------------------------------------------------------------
                                             FOR THE NINE MONTHS
                                             ENDED SEPTEMBER 30,
($ IN THOUSANDS EXCEPT PER SHARE DATA)         2003       2002
-------------------------------------------------------------------------

Revenues                                     $   3,162  $  95,093
                                             ---------  ---------

Costs and expenses:
 Cost of sales                                   2,903     70,561
 General and administrative                      3,758     11,499
 Write off of investment in subsidiary             195          -
 Reorganization costs                              655          -
 Removal of underperforming crops                    -      4,137
 Depreciation and amortization                     612      6,248
                                             ---------  ---------

 Total costs and expenses                        8,123     92,445
                                             ---------  ---------

Operating profit (loss)                         (4,961)     2,648

Interest expense, net                            3,592     15,858
                                             ---------  ---------

Net loss before income taxes                    (8,553)   (13,210)

Income tax (benefit) expense                         -        (80)
                                             ---------  ---------

Net loss                                        (8,553)   (13,130)

Less: Preferred stock dividends                    844        844
      Imputed dividend on preferred stock          738        738
                                             ---------  ---------

Net loss applicable to common stock          $ (10,135) $ (14,712)
                                             =========  =========

Basic and diluted net loss per common share  $   (4.85) $  (10.15)
                                             =========  =========

Basic and diluted weighted average shares
 outstanding                                     2,091      1,450
                                             =========  =========

See accompanying notes to the consolidated financial statements.

                            CADIZ INC.

            CONSOLIDATED BALANCE SHEET (UNAUDITED)

-------------------------------------------------------------------------
                                           SEPTEMBER 30, DECEMBER 31,
($ IN THOUSANDS)                              2003         2002
-------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                   $     284  $   3,229
 Accounts receivable, net                            -      6,732
 Note receivable from officer                        -      1,022
 Inventories                                         -     13,513
 Prepaid expenses and other                        361      1,166
                                             ---------  ---------

      Total current assets                         645     25,662

Property, plant, equipment and water
 programs, net                                  39,641    154,928
Goodwill                                         3,813      3,813
Other assets                                         -      7,480
                                             ---------  ---------

                                             $  44,099  $ 191,883
                                             =========  =========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY Current liabilities:
 Accounts payable                            $   1,061  $   7,394
 Accrued liabilities                             3,667      6,816
 Revolving credit facility                           -      4,400
 Notes payable and long-term debt, current
  portion                                       35,228     41,019
                                             ---------  ---------

      Total current liabilities                 39,956     59,629

Long-term debt                                       -    115,447
Deferred income taxes                                -      5,447
Other liabilities                                  613      1,539

Commitments and contingencies
 Series D redeemable convertible
 preferred stock - $0.01 par value:
  5,000 shares authorized, shares issued
   and outstanding - 5,000 at September
   30, 2003 and December 31, 2002                4,756      4,536

 Series E-1 and Series E-2 redeemable
  convertible preferred stock - $.01
  par value:
   7,500 total shares authorized; shares
    issued and outstanding - 7,500 at
    September 30, 2003 and December 31, 2002     6,924      6,406

Stockholders' equity:
 Common stock - $0.01 par value; 70,000,000
  shares authorized; shares issued and
  outstanding - 2,280,686 at September 30,
  2003 and 1,458,659 at December 31, 2002           23         15

Additional paid-in capital                     157,667    156,151
Accumulated deficit                           (165,840)  (157,287)
                                             ---------  ---------

 Total stockholders' deficit                    (8,150)    (1,121)
                                             ---------  ---------

                                             $  44,099  $ 191,883
                                             =========  =========

See accompanying notes to the consolidated financial statements.

                            CADIZ INC.

         CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

-------------------------------------------------------------------------
                                              FOR THE NINE MONTHS
                                              ENDED SEPTEMBER 30,
($ IN THOUSANDS)                                2003       2002
-------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                    $  (8,553) $ (13,130)
 Adjustments to reconcile net loss to
  net cash used for operating activities:
   Depreciation and amortization                 1,212     10,493
   Write off of investment in subsidiary           195          -
   Loss (gain) on disposal of assets                43        (61)
   Removal of underperforming crops                  -      4,138
   Shares issued for services                      120          -
   Shares of KADCO stock earned for services         -       (938)
   Compensation charge for deferred
    stock units                                    131        452
   Settlement of loan to officer                   850	    -
   Accrued interest on loan to officer              (9)         -
   Changes in operating assets and
    liabilities:
    (Increase) decrease in accounts
     receivable                                  1,488     (7,551)
    Increase in inventories                     (3,043)    (3,990)
    (Increase) decrease in prepaid
     expenses and other                           (225)      (520)
    Increase in accounts payable                 1,597      1,437
    Increase in accrued liabilities              2,549      5,059
    Increase in other liabilities                    -         26
                                             ---------  ---------

    Net cash used for operating activities      (3,645)    (4,585)
                                             ---------  ---------

Cash flows from investing activities:
 Disposal of subsidiary                         (1,019)         -
 Additions to property, plant and equipment       (140)      (567)
 Additions to water programs                         -       (693)
 Additions to developing crops                    (227)    (1,803)
 Payment of loan to officer                        181          -
 Proceeds from disposal of property, plant
  and equipment                                      -        111
(Increase) decrease in other assets               (103)      (631)
                                             ---------  ---------

    Net cash used for investing activities      (1,308)    (3,583)
                                             ---------  ---------

Cash flows from financing activities:
 Net proceeds from issuance of stock             1,680        772
 Proceeds from issuance of long-term debt          135          -
 Proceeds from convertible note payable            200          -
 Net proceeds from short-term debt                   -     10,000
 Principal payments on long-term debt               (7)      (595)
 Decrease in bank overdraft                          -       (410)
                                             ---------  ---------

    Net cash provided by financing activities    2,008      9,767
                                             ---------  ---------

Net increase (decrease) in cash and cash
 equivalents                                    (2,945)     1,599

Cash and cash equivalents, beginning
 of period                                       3,229      1,458
                                             ---------  ---------

Cash and cash equivalents, end of period     $     284  $   3,057
                                             =========  =========

See accompanying notes to the consolidated financial statements.

                                  CADIZ INC.

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

--------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
($ IN THOUSANDS)
--------------------------------------------------------------------------------
                                          ADDITIONAL                   TOTAL
                            COMMON STOCK   PAID-IN    ACCUMULATED  STOCKHOLDERS'
                         SHARES    AMOUNT  CAPITAL      DEFICIT       EQUITY
Balance as of
 December 31, 2002     1,458,659  $   15  $ 156,151    $(157,287)   $  (1,121)

Exchange of deferred
 stock units for
 common stock             26,027       -      1,054            -        1,054
Issuance of common
 stock for cash          672,000       7      1,673            -        1,680
Issuance of stock with
 notes payable             8,000       -         32            -           32
Issuance of common
 stock for services      116,000       1        249            -          250
Beneficial conversion
 of note payable               -       -         90            -           90
Preferred stock dividend       -       -       (844)           -         (844)
Imputed dividend from
 warrants and deferred
 beneficial conversion
 feature                       -       -       (738)           -         (738)

Net loss                       -       -          -       (8,553)      (8,553)
                       ---------  ------  ---------    ---------     --------

Balance as of
 September 30, 2003    2,280,686  $   23  $ 157,667    $(165,840)    $ (8,150)
                       =========  ======  =========    =========     ========

See accompanying notes to the consolidated financial statements.

                             CADIZ INC.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           ==============================================

NOTE 1 - BASIS OF PRESENTATION
------------------------------

GENERAL

     The Consolidated Financial Statements have been prepared by Cadiz Inc., sometimes referred to as "Cadiz" or "the Company", without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2002. On January 30, 2003, Sun World filed voluntary petitions under
Chapter 11 of the Bankruptcy Code. See "General Development of Business", in the Company's Form 10-K for the year ended December 31, 2002. Since the filing date, Sun World has operated its business and managed its affairs as debtor and debtor in possession. As of that date due to the Company's loss of control over the operations of Sun World, the financial statements of Sun World are no longer consolidated with those of Cadiz, but instead, Cadiz is accounting for its investment in Sun World on the cost basis of accounting. At January 31, 2003, Cadiz had a net investment in Sun World of approximately $195 thousand consisting of loans and amounts due from Sun World of $13,500,000 less losses in excess of investment in Sun World of $13,305,000. The Company wrote off its net investment in Sun World of $195 thousand at the Chapter 11 filing date because it does not anticipate being able to recover its investment. The foregoing Consolidated Financial Statements include the accounts of the Company and, until January 30, 2003, those of its then wholly-owned subsidiary, Sun World International, Inc. and its subsidiaries collectively referred to as "Sun World", and contain all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation. Certain reclassifications have been made to the prior period to conform to the current period presentation.

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2002. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of results for the entire fiscal year ending December 31, 2003.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business. The Company incurred losses of $8.6 million for the nine months ended
September 30, 2003 and $22.2 million for the year ended December
31,

2002, The Company had a working capital deficit of $39.3
million and $34.0 million at September 30, 2003 and December 31, 2002, and used cash in operations of $3.6 million for the nine months ended September 30, 2003 and $10.1 million for the year
ended December 31, 2002.   In addition, Sun World filed for
reorganization under Chapter 11 of the Bankruptcy Code. The financial statements of the Company do not purport to reflect or to provide for all of the consequences of an ongoing Chapter 11 reorganization. Specifically, but not all-inclusive, the financial statements of the Company do not present: (a) the realizable value of assets on a liquidation basis or the availability of such assets to satisfy liabilities, (b) the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 reorganization, or (c) the effect of changes which may be made resulting from a Plan of Reorganization. The appropriateness of using the going-concern basis is dependent upon, among other things, confirmation of a Plan of Reorganization, future profitable operations, the ability to comply with provisions of financing agreements and the ability to generate sufficient cash from operations to meet obligations.

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

     Had compensation cost for these plans been determined using fair value the Company's net loss and net loss per common share would have increased to the following pro forma amounts (dollars in thousands):

                                 THREE AND NINE MONTHS ENDED
                                         SEPTEMBER 30,
                               2003                      2002
                    THREE MONTHS  NINE MONTHS  THREE MONTHS  NINE MONTHES
                    ------------  -----------  ------------  -----------
Net loss applicable
 to common stock:
     As reported     $  (3,013)    $ (10,135)   $    (950)    $ (14,712)
     Expense under
      SFAS 123             (32)         (106)        (128)         (624)
                     ---------     ---------    ---------     ---------
     Pro forma       $  (3,045)    $ (10,241)   $  (1,078)    $ (15,336)
                     =========     =========    =========     =========
Net loss per
 common share:
     As reported     $   (1.32)    $   (4.85)   $   (0.65)    $  (10.15)
     Expense under
       SFAS 123          (0.01)        (0.05)       (0.09)        (0.43)
                     ---------     ---------    ---------     ---------
     Pro forma       $   (1.33)    $   (4.90)   $   (0.74)    $  (10.58)
                     =========     =========    =========     =========

     See Note 2 to the Consolidated Financial Statements included in the Company's Form 10-K for a discussion of the Company's accounting policies.


NOTE 2 - INVENTORIES
--------------------

     Inventories consist of the following (dollars in thousands):

                                          SEPTEMBER 30, DECEMBER 31,
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
                                             =========  =========


NOTE 3 - PROPERTY, PLANT EQUIPMENT AND WATER PROGRAMS
-----------------------------------------------------

     Property, plant, equipment and water programs consist of the following (in thousands):


                                           SEPTEMBER 30, DECEMBER 31,
                                                  2003       2002
                                                  ----       ----
          Land                               $  22,010  $  66,372
          Permanent crops                        6,493     61,994
          Developing crops                         188     11,624

          Water programs                        14,273     16,859
          Buildings                              1,408     22,620
          Machinery and equipment                3,593     20,818
                                             ---------  ---------
                                                47,965    200,287

          Less accumulated depreciation         (8,324)   (45,359)
                                             ---------  ---------

                                             $  39,641  $ 154,928
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

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Condensed consolidating financial information for the nine months ended September 30, 2003 and 2002 and for the three months ended September 30, 2002 for the Company is as follows. Consolidating balance sheet information at September 30, 2003 and consolidating financial information for the three months ended September 30, 2003 is not presented as Sun World was deconsolidated effective January 30, 2003 as further described in Note 1(in thousands):


CONSOLIDATING STATEMENT
OF OPERATIONS INFORMATION
NINE MONTHS ENDED SEPTEMBER 30, 2003
                      CADIZ    SUN WORLD  ELIMINATIONS  CONSOLIDATED
			    -----    ---------  ------------  ------------

Revenues            $     303  $   3,005   $    (146)    $   3,162
                    ---------  ---------   ---------     ---------

Costs and expenses:
 Cost of sales            271      2,653         (21)        2,903
 General and
  administrative        3,176        707        (125)        3,758
 Write off of
  investment in
  subsidiary              195          -           -           195
 Reorganization
  costs                     -        655           -           655
 Depreciation and
  amortization            422        190           -           612
                    ---------  ---------   ---------     ---------
  Total costs and
   expenses             4,064      4,205        (146)        8,123
                    ---------  ---------   ---------     ---------
Operating profit
 (loss)                (3,761)    (1,200)          -        (4,961)

Income (loss) from
 subsidiary            (2,469)         -       2,469             -

Interest expense,
 net                    2,323      1,269           -         3,592
                    ---------  ---------   ---------     ---------

Net income (loss)      (8,553)    (2,469)      2,469        (8,553)

Less: Preferred
       stock
       dividends          844          -           -           844
      Imputed
       dividend on
       preferred
       stock              738          -           -           738
                    ---------  ---------   ---------     ---------

  Net income (loss)
   applicable to
   common stock     $ (10,135) $  (2,469)  $   2,469     $ (10,135)
                    =========  =========   =========     =========

CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 31, 2002
                      CADIZ    SUN WORLD  ELIMINATIONS  CONSOLIDATED
			    -----    ---------  ------------  ------------
ASSETS

Current assets:
 Cash and cash
  equivalents       $     189  $   3,040   $       -     $   3,229
 Accounts receivable,
  net                       -      6,732           -         6,732
 Net investment in
  and advances and
  loans to subsidiary   1,739          -      (1,739)            -
 Note receivable
  from officer          1,022          -           -         1,022
 Inventories                -     13,638        (125)       13,513
 Prepaid expenses
  and other               323        843           -         1,166
                    ---------  ---------   ---------     ---------

    Total current
     assets             3,273     24,253      (1,864)       25,662

Property, plant,
 equipment and
 water programs, net   40,076    114,852           -       154,928
Other assets            3,981      7,312           -        11,293
                    ---------  ---------   ---------     ---------

                    $  47,330  $ 146,417   $  (1,864)    $ 191,883
                    =========  =========   =========     =========


LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable   $   1,142  $   6,252    $      -    $    7,394
 Accrued liabilities      987      5,829           -         6,816
 Due to parent
  company                   -     13,546     (13,546)            -
 Revolving credit
  facility                  -      4,400           -         4,400
 Notes payable and
  long-term debt,
  current portion      34,769      6,250           -        41,019
                    ---------  ---------   ---------     ---------

  Total current
   liabilities         36,898     36,277     (13,546)       59,629

Long-term debt              -    115,447           -       115,447
Deferred income
 taxes                      -      5,447           -         5,447
Other liabilities         611        928           -         1,539
Series D redeemable
 preferred stock        4,536          -           -         4,536
Series E-1 and E-2
 redeemable
 preferred stock        6,406          -           -         6,406

Stockholders' equity:
 Common stock              15          -           -            15
 Additional paid-in
  capital             156,151     38,508     (38,508)      156,151
 Accumulated deficit (157,287)   (50,190)     50,190      (157,287)
                    ---------  ---------   ---------     ---------

  Total stockholders'
  (deficit) equity     (1,121)   (11,682)     11,682        (1,121)
                    ---------  ---------   ---------     ---------

                    $  47,330  $ 146,417   $  (1,864)    $ 191,883
                    =========  =========   =========     =========

CONSOLIDATING STATEMENT OF
CASH FLOW INFORMATION
NINE MONTHS ENDED SEPTEMBER 30, 2003
                      CADIZ    SUN WORLD  ELIMINATIONS  CONSOLIDATED
			    -----    ---------  ------------  ------------
Net cash used for
 operating
 activities         $  (1,942) $  (1,703)  $       -     $  (3,645)
                    ---------  ---------   ---------     ---------

Cash flows from
 investing activities:
 Disposal of
  subsidiary                -     (1,019)          -        (1,019)
 Additions to
  property, plant
  and equipment             -       (140)          -          (140)
 Additions to
 developing crops         (30)      (197)          -          (227)
 Payment of loan
  to officer              181          -           -           181
 Decrease (increase)
  in other assets           6       (109)          -          (103)
                    ---------  ---------   ---------     ---------

Net cash provided by
 (used for)
 investing
 activities               157     (1,465)          -        (1,308)
                    ---------  ---------   ---------     ---------

Cash flows from
 financing activities:
 Net proceeds from
  issuance of stock     1,680          -           -         1,680
 Proceeds from
  issuance of
  long-term debt            -        135           -           135
 Net proceeds from
  convertible note
  payable                 200          -           -           200
 Principal payments
  on long-term debt         -         (7)          -            (7)
                    ---------  ---------   ---------     ---------

Net cash provided by
 financing
 activities             1,880        128           -         2,008
                    ---------  ---------   ---------     ---------

Net increase
 (decrease) in cash
 and cash
 equivalents               95     (3,040)          -        (2,945)

Cash and cash
 equivalents,
 beginning
 of period                189      3,040           -         3,229
                    ---------  ---------   ---------     ---------

Cash and cash
 equivalents, end
 of period          $     284  $       -   $       -     $     284
                    =========  =========   =========     =========

CONSOLIDATING STATEMENT
OF OPERATIONS INFORMATION
THREE MONTHS ENDED SEPTEMBER 30, 2002
                      CADIZ    SUN WORLD  ELIMINATIONS  CONSOLIDATED
			    -----    ---------  ------------  ------------
Revenues            $     741  $  64,276   $    (737)    $  64,280
                    ---------  ---------   ---------     ---------

Costs and expenses:
 Cost of sales             23     47,799        (362)       47,460
 General and
  administrative        1,841      2,563        (375)        4,029
 Removal of
  underperforming
  crops                 1,016      3,121           -         4,137
 Depreciation and
  amortization            287      3,506           -         3,793
                    ---------  ---------   ---------     ---------

  Total costs and
   expenses             3,167     56,989        (737)       59,419
                    ---------  ---------   ---------     ---------

Operating profit
 (loss)                (2,426)     7,287           -         4,861

Income from
 subsidiary             3,366          -      (3,366)            -
Interest expense,
 net                    1,363      3,691         336         5,390
                    ---------  ---------   ---------     ---------

Net income (loss)
 before income
 taxes                   (423)     3,596      (3,702)         (529)

Income tax benefit          -       (106)          -          (106)
                    ---------  ---------   ---------     ---------

Net income (loss)        (423)     3,702      (3,702)         (423)

Less: Preferred
       stock
       dividends          281          -           -           281
      Imputed
       dividend on
       preferred
       stock              246          -           -           246
                    ---------  ---------   ---------     ---------

Net income (loss)
 applicable to
 common stock       $    (950) $   3,702   $  (3,702)    $    (950)
                    =========  =========   =========     =========

CONSOLIDATING STATEMENT
OF OPERATIONS INFORMATION
NINE MONTHS ENDED SEPTEMBER 30, 2002
                      CADIZ    SUN WORLD  ELIMINATIONS  CONSOLIDATED
			    -----    ---------  ------------  ------------
Revenues            $   1,623  $  95,082   $  (1,612)    $  95,093
                    ---------  ---------   ---------     ---------

Costs and expenses:
 Cost of sales             80     71,045        (564)       70,561
 General and
  administrative        5,718      6,906      (1,125)       11,499
 Removal of
  underperforming
  crops                 1,016      3,121           -         4,137
 Depreciation and
  amortization            758      5,490           -         6,248
                    ---------  ---------   ---------     ---------

  Total costs and
   expenses             7,572     86,562      (1,689)       92,445
                    ---------  ---------   ---------     ---------

Operating profit
 (loss)                (5,949)     8,520          77         2,648

Loss from subsidiary   (3,426)         -       3,426             -
Interest expense,
 net                    3,753     11,785         320        15,858
                    ---------  ---------   ---------     ---------

Net loss before
 income taxes         (13,128)    (3,265)      3,183       (13,210)

Income tax (benefit)
 expense                    2        (82)          -           (80)
                    ---------  ---------   ---------     ---------

Net loss              (13,130)    (3,183)      3,183       (13,130)

Less: Preferred
       stock
       dividends          844          -           -           844
      Imputed
       dividend on
       preferred
       stock              738          -           -           738
                    ---------  ---------   ---------     ---------

Net loss applicable
 to common stock    $ (14,712) $  (3,183)  $   3,183     $ (14,712)
                    =========  =========   =========     =========

CONSOLIDATING STATEMENT OF
CASH FLOW INFORMATION
NINE MONTHS ENDED SEPTEMBER 30, 2002
                      CADIZ    SUN WORLD  ELIMINATIONS  CONSOLIDATED
			    -----    ---------  ------------  ------------
Net cash (used for)
 provided by
 operating
 activities         $  (7,046) $   2,461   $       -     $  (4,585)
                    ---------  ---------   ---------     ---------

Cash flows from
 investing activities:
 Additions to
  property, plant
  and equipment          (177)      (390)          -          (567)
 Additions to
  developing crops        (21)    (1,782)          -        (1,803)
 Additions to water
  programs               (658)       (35)          -          (693)
 Proceeds from
  disposal of
  property, plant
  and equipment             -        111           -           111
 Decrease (increase)
  in other assets         221       (852)          -          (631)
                    ---------  ---------   ---------     ---------

Net cash used for
 investing
 activities              (635)    (2,948)          -        (3,583)
                    ---------  ---------   ---------     ---------

Cash flows from
 financing activities:
 Net proceeds from
  issuance of stock       772          -           -           772
 Principal payments
  on long-term debt         -       (595)          -          (595)
 Borrowings from
  intercompany
  revolver, net          (915)       915           -             -
 Net proceeds from
  short-term debt      10,000          -           -        10,000
 Decrease in bank
  overdrafts             (410)         -           -          (410)
                    ---------  ---------   ---------     ---------

Net cash provided
 by financing
 activities             9,447        320           -         9,767
                    ---------  ---------   ---------     ---------

Net increase
 (decrease) in cash
 and cash
 equivalents            1,766       (167)          -         1,599

Cash and cash
 equivalents,
 beginning of
 period                   400      1,058           -         1,458
                    ---------  ---------   ---------     ---------

Cash and cash
 equivalents, end
 of period          $   2,166  $     891   $       -     $   3,057
                    =========  =========   =========     =========

NOTE 5 - NET LOSS PER COMMON SHARE
----------------------------------

     Basic Earnings Per Share (EPS) is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any by the weighted-average common shares outstanding. Options, deferred stock units, warrants, convertible debt, and preferred stock that are convertible into shares of the Company's common stock were not considered in the computation of diluted EPS because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 316,000 shares and 160,000 at September 30, 2003 and 2002, respectively.


NOTE 6 - COMMON STOCK
---------------------

     During the Quarter ended September 30, 2003, we issued
20,000 shares of common stock at $2.50 per share in consideration for $50,000 in services.


NOTE 7 - SEGMENT INFORMATION
----------------------------

         Financial information by reportable business segment is reported in the tables below. The changes in the agricultural segment for the period ended September 30, 2002 are due to the deconsolidation of Sun World in January 2003:


                          THREE MONTHS ENDED        NINE MONTHS ENDED
                             SEPTEMBER 30             SEPTEMBER 30
                           2003         2002         2003        2002
                           ----         ----         ----        ----

External sales
 Water resource          $      19    $       4    $     157   $      11
 Agricultural                    -       64,276        3,005      95,082
                         ---------    ---------    ---------   ---------
 Consolidated            $      19    $  64,280    $   3,162   $  95,093
                         =========    =========    =========   =========
Inter-segment sales
 Water resources         $       -    $     737    $     146   $   1,612
 Agricultural                    -         (737)        (146)     (1,612)
                         ---------    ---------    ---------   ---------
 Consolidated            $       -    $       -    $       -   $       -
                         =========    =========    =========   =========
Total sales
 Water resources         $      19    $     741    $     303   $   1,623
 Agricultural                    -       64,276        3,005      95,082
 Other                           -         (737)        (146)     (1,612)
                         ---------    ---------    ---------   ---------
 Consolidated            $      19    $  64,280    $   3,162   $  95,093
                         =========    =========    =========   =========

Income (loss) before
 income taxes
 Water resources         $  (1,666)   $  (2,426)   $  (3,566)  $  (5,949)
 Agricultural                    -        7,287       (1,200)      8,520
 Interest (net)               (820)      (5,390)      (3,592)    (15,858)
 Other                           -            -         (195)         77
                         ---------    ---------    ---------   ---------
 Consolidated            $  (2,486)   $    (529)   $  (8,553)  $ (13,210)
                         =========    =========    =========   =========

                       SEPTEMBER 30,  DECEMBER 31,
                           2003          2002
                           ----          ----
Assets
 Water resources         $  44,099    $  47,330
 Agricultural                    -      146,417
 Other                           -       (1,864)
                         ---------    ---------
 Consolidated            $  44,099    $ 191,883
                         =========    =========

SUN WORLD INTERNATIONAL, INC.
(DEBTOR-IN-POSSESSION)
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
----------------------------------------------------------------------
                                               THREE MONTHS ENDED
                                                  SEPTEMBER 30,
($ IN THOUSANDS)                                2003       2002
----------------------------------------------------------------------


Revenues                                     $  51,499  $  64,276
                                             ---------  ---------
Costs and expenses:
 Cost of sales                                  41,702     47,799
 General and administrative                      2,301      2,563
 Removal of underperforming crops                  521      3,121
 Depreciation and amortization                   3,470      3,506
                                             ---------  ---------


   Total costs and expenses                     47,994     56,989
                                             ---------  ---------

Operating profit                                 3,505      7,287

(Gain) on sale of property                        (707)         -

Interest expense, net (contractual interest
 for 2003 was $4,219)                              619      3,691
                                             ---------  ---------

Profit before reorganization items and
 income taxes                                    3,593      3,596

Reorganization items:
 Debt issuance costs                                 -          -
 Professional fees                                 293          -
                                             ---------  ---------

   Total reorganization items                      293          -
                                             ---------  ---------

Net income (loss) before income taxes            3,300      3,596

Income tax expense (benefit)                         5       (106)
                                             ---------  ---------

Net income                                   $   3,295  $   3,702
                                             =========  =========

See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(DEBTOR-IN-POSSESSION)
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
----------------------------------------------------------------------
                                               NINE MONTHS ENDED
                                                   SEPTEMBER 30,
($ IN THOUSANDS)                                2003       2002
----------------------------------------------------------------------

Revenues                                     $  84,783  $  95,082
                                             ---------  ---------

Costs and expenses:
 Cost of sales                                  69,836     71,045
 General and administrative                      6,657      6,906
 Removal of underperforming crops                  607      3,121
 Depreciation and amortization                   5,941      5,490
                                             ---------  ---------

   Total costs and expenses                     83,041     86,562
                                             ---------  ---------

Operating profit                                 1,742      8,520

(Gain) on sale of property                        (449)         -

Interest expense, net (contractual interest
 for 2003 was $12,382)                           2,756     11,785
                                             ---------  ---------

Loss before reorganization items and
 income taxes                                     (565)    (3,265)

Reorganization items:
 Debt issuance costs                               912          -
 Professional fees                               2,924          -
                                             ---------  ---------

   Total reorganization items                    3,836          -
                                             ---------  ---------

Net loss before income taxes                    (4,401)    (3,265)

Income tax expense (benefit)                        25        (82)
                                             ---------  ---------

Net income (loss)                            $  (4,426) $  (3,183)
                                             =========  =========

See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(DEBTOR-IN-POSSESSION)
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED BALANCE SHEET (UNAUDITED)
----------------------------------------------------------------------
                                          SEPTEMBER 30, DECEMBER 31,
 ($ IN THOUSANDS)                              2003          2002
----------------------------------------------------------------------

ASSETS

Current assets:
 Cash and cash equivalents                   $   1,994  $   3,040
 Accounts receivable, net                       10,266      6,732
 Inventories                                    14,457     13,638
 Prepaid expenses and other                      2,040        843
                                             ---------  ---------

    Total current assets                        28,757     24,253

Property, plant, and equipment, net            107,600    112,293

Intangible assets                                1,880      1,934

Other assets                                     7,986      7,937
                                             ---------  ---------

 Total assets                                $ 146,223  $ 146,417
                                             =========  =========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Accounts payable                            $   6,165  $   6,252
 Accrued liabilities                             2,955      5,829
 Due to parent                                       -     13,546
 Revolving credit facility                       4,154      4,400
 Long-term debt, current portion                   125      6,250
                                             ---------  ---------

     Total current liabilities                  13,399     36,277

Long-term debt                                     762    115,447
Deferred income taxes                            5,447      5,447
Other liabilities                                  330        928
                                             ---------  ---------

Total liabilities not subject to compromise     19,938    158,099
                                             ---------  ---------

Liabilities subject to compromise under
 reorganization proceedings                    141,778          -
                                             ---------  ---------

Contingencies

Stockholder's deficit:
 Common stock, $0.01 par value, 300,000
 shares authorized; 42,000 shares issued
 and outstanding                                     -          -
 Additional paid-in capital                     39,123     38,508
 Accumulated deficit                           (54,616)   (50,190)
                                             ---------  ---------

  Total stockholder's deficit                  (15,493)   (11,682)
                                             ---------  ---------

 Total liabilities and stockholder's deficit $ 146,223  $ 146,417
                                             =========  =========

See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(DEBTOR-IN-POSSESSION)
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------
                                                NINE MONTHS ENDED
                                                  SEPTEMBER 30,
($ IN THOUSANDS)                                 2003       2002
----------------------------------------------------------------------

Cash flows from operating activities:
Net loss                                     $  (4,426) $  (3,183)
Adjustments to reconcile net loss to net
 cash used for operating activities:
 Depreciation and amortization                   6,043      6,370
 Write-off of debt issuance costs                  912          -
 (Gain) on disposal of assets                     (449)       (61)
 Removal of under performing crops                 607      3,121
 Shares of KADCO stock earned for services        (938)      (938)
 Compensation charge for deferred stock units      178        230
 Changes in operating assets and liabilities:
  Increase in accounts receivable               (3,534)    (7,262)
  Increase in inventories                       (1,834)    (3,913)
  Increase in prepaid expenses and other        (1,197)      (127)
  Increase in accounts payable                   3,619      1,745
  Increase in accrued liabilities                  922      4,970
  Increase (decrease) in due to parent             (47)     1,483
  Increase (decrease) in other liabilities        (160)        26
                                             ---------  ---------

  Net cash provided by (used for) operating
   activities before reorganization items         (304)     2,461
                                             ---------  ---------

Increase in liabilities subject to compromise
 under reorganization proceedings                  726          -
                                             ---------  ---------

  Net cash provided for operating activities       422      2,461
                                             ---------  ---------

Cash flows from investing activities:
 Additions to property, plant and equipment     (1,450)      (425)
 Additions to developing crops                  (1,406)    (1,782)
 Proceeds from disposal of property, plant
  and equipment                                  2,740        111
 (Increase) decrease in other assets              (347)      (852)
                                             ---------  ---------

  Net cash used for investing activities          (463)    (2,948)
                                             ---------  ---------

Cash flows from financing activities:
 Proceeds from issuance of long-term debt          136          -
 Principal payments on long-term debt             (946)      (595)
 Borrowings from intercompany revolver, net         51        915
 Proceeds from short-term borrowings              (246)         -
                                             ---------  ---------

  Net cash provided by (used in) financing
   activities                                   (1,005)       320
                                             ---------  ---------

Net decrease in cash and cash equivalents       (1,046)      (167)

Cash and cash equivalents at beginning
 of period                                       3,040      1,058
                                             ---------  ---------

Cash and cash equivalents at end of period   $   1,994  $     891
                                             =========  =========

See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(DEBTOR-IN-POSSESSION)
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)
--------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
($ IN THOUSANDS)
--------------------------------------------------------------------------------
                                          ADDITIONAL                   TOTAL
                          COMMON STOCK     PAID-IN    ACCUMULATED  STOCKHOLDERS'
                        SHARES    AMOUNT   CAPITAL      DEFICIT       DEFICIT
                        ------    ------   -------      -------       -------
Balance as of
 December 31, 2002       42,000   $    -  $  38,508   $ (50,190)     $ (11,682)

Exchange of deferred
 stock units for
 parent's common
 stock                        -        -        615           -            615

Net loss                      -        -          -      (4,426)        (4,426)
                      ---------   ------  ---------   ---------      ---------
Balance as of
 September 30, 2003      42,000   $    -  $  39,123   $ (54,616)     $ (15,493)
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


NOTE 2 - BASIS OF PRESENTATION
------------------------------

     The Consolidated Financial Statements have been prepared by Sun World International, Inc. and its subsidiaries, collectively referred to as "Sun World" without audit and should be read in conjunction with the Sun World Consolidated Financial Statements and notes thereto included in the Cadiz Inc. Form 10-K for the year ended December 31, 2002. The foregoing Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, which Sun World considers necessary for a fair presentation. Certain reclassifications have been made to the prior period to conform to the current period presentation. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year as Sun World's harvest seasons and revenues are seasonal in nature.

     Since the Chapter 11 bankruptcy filing, the Company has applied the provisions of SOP 90-7, which does not significantly change the application of accounting principles generally accepted in the United States of America; however, it does require that the financial statements for periods including and subsequent to filing the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. As disclosed in the Consolidated Statements of Operations, reorganization items consist of the write off of unamortized debt issuances costs as of the Petition Date of $912,000 and professional fees directly associated with the reorganization of $2,924,000.

     See Note 2 to the Sun World Consolidated Financial
Statements included in the Cadiz Inc. latest Form 10-K for a discussion of Sun World's accounting policies.

NOTE 3 -  INVENTORIES
---------------------

     Inventories consist of the following (dollars in thousands):


                                          September 30, December 31,
                                                2003        2002
                                                ----        ----
     Growing crops                           $   8,525  $  10,702
     Harvested product                           3,358        411
     Materials and supplies                      2,574      2,525
                                             ---------  ---------
                                             $  14,457  $  13,638
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

     Liabilities subject to compromise under reorganization proceedings are summarized as follows (dollars in thousands):

                                         September 30,
                                             2003
                                             ----
     Accounts payable                      $   4,461
     Interest payable                          3,795
     Due to parent company                    13,522
     Long-term debt                          120,000
                                           ---------
          Total                            $ 141,778
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

       * In October 2003 we entered into an agreement with the holders of all of our outstanding Series D, Series E-1 and Series E-2 preferred stock whereby we issued 400,000 shares of our common stock (after giving effect to the Reverse Split) in exchange of all of our then outstanding Series D, Series E-1 and Series E-2 preferred stock. In connection with this conversion, we recorded a change against paid-in capital as an inducement to convert.


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

RESULTS OF OPERATIONS

      On January 30, 2003, Sun World filed a voluntary petition for Chapter 11 bankruptcy protection. As of that date due to the Company's loss of control over the operations of Sun World, the financial statements of Sun World will no longer be consolidated with ours, but instead, we will account for our investment in Sun World on the cost basis of accounting. As a result of changing to the cost basis of accounting on January 31, 2003, we had a net investment in Sun World of approximately $195 thousand consisting of loans and amounts due from Sun World of $13,500,000 less losses in excess of investment in Sun World of $13,305,000. Cadiz wrote off the net investment in Sun World of $195 thousand at the Chapter 11 filing date because it does not anticipate being able to recover from its investment.

      Our consolidated financial statements for the nine month period ended September 30, 2003 include the results of operations for Sun World only for the period January 1, 2003 through January 30, 2003. The results of operations of Sun World subsequent to January 30, 2003 are not consolidated in these consolidated financial statements. As a result of the foregoing, direct comparisons of our consolidated results of operations for the nine months ended September 30, 2003 with results for the nine months ended September 30, 2002 will not, in our view, prove meaningful.

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

     Tables which disclose the results of Cadiz Inc. separate from its consolidated subsidiary Sun World for the nine month period ending September 30, 2003 and 2002, and from which the numbers used in the following discussion are derived, can be found in Note 4 to the Consolidated Financial Statements in Item 1 above.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 2002
--------------------------------------------------------------

     We have not received significant revenues from our water resource activity to date. As a result, we have historically incurred a net loss from operations. Cadiz had revenues of $19 thousand for the three months ended September 30, 2003 and $741 thousand for the three months ended September 30, 2002. Our net loss was $2.5 million for the three months ended September 30, 2003 and $0.4 million for the three months ended September 30, 2002. During the three months ended September 30, 2003 Cadiz net loss did not include income from Sun World which was deconsolidated in January 2003, and for the same period in 2002, it included income of $3.4 million from Sun World. Without the income from Sun World, Cadiz would have had a loss of $3.8 million in the three months ended September 31 in both 2003 and 2002.

     Our primary expenses are our ongoing overhead costs
(i.e. general and administrative expense) and our interest expense.

     REVENUES. Cadiz standalone revenue during the three months ended September 30, 2003 totaled $19 thousand compared to $0.7 million during the same period in the preceding year. The decrease is primarily due to discontinuation of the management fee payable by Sun World as of January 30, 2003 due to Sun World's Chapter 11 filing and the termination of the fixed monthly rental revenue from Cadiz Ranch.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for Cadiz during the three months ended
September 30, 2003 totaled $1.4 million compared to $1.8 million for the three months ended September 30, 2002. The decrease in general and administrative expenses is primarily due to reductions in salaries and other costs associated with a reduction in staffing.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three months ended September 30, 2003 totaled $133 thousand compared to $287 thousand for the three months ended September 30, 2002. The decrease in depreciation was primarily attributable to certain assets being removed in 2002 and certain assets becoming fully depreciated during the periods.

     INTEREST EXPENSE, NET. Net interest expense totaled $0.8 million during the three months ended September 30, 2003, compared to $1.4 million during the same period in 2002. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                              THREE MONTHS ENDED
                                                SEPTEMBER   30,
                                               2003       2002
                                               ----       ----
      Interest on outstanding debt           $     783  $     444
      Amortization of financing costs               37      1,083
      Interest income                                -       (164)
                                             ---------  ---------
                                             $     820  $   1,363
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

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 2002
------------------------------------------------------------

     We have not received significant revenues from our water resource activity to date. As a result, we have historically incurred a net loss from operations. We had revenues of $0.3 million for the nine months ended September 30, 2003 and $1.6 million for the nine months ended September 30, 2002 with the reduction primarily attributable to the loss of management fees charged to Sun World in 2002. Our net loss totaled $8.6 million for the nine months ended September 30, 2003 compared to $13.1 million for the nine months ended September 30, 2002. During the nine months ended September 30, 2002, Cadiz recorded a $3.4 million loss from Sun World compared to a $2.5 million loss during the same period in 2003. In addition there were reductions in general and administrative expenses, net interest expense and in depreciation during the 2003 period as outlined below.

     Our primary expenses are our ongoing overhead costs (i.e.
general and administrative expense) and our interest expense.

     REVENUES.  Cadiz standalone revenue during the year totaled
$0.3 million during the nine months ended September 30, 2003 compared to $1.6 million during the same period in the preceding year. The decrease is primarily due to discontinuation of the management fee payable by Sun World as of January 30, 2003 due to Sun World's Chapter 11 filing ($1.0 million) and the termination of the fixed monthly rental revenue from Cadiz Ranch ($0.2 million).

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the Nine months ended September 30, 2003 totaled $3.2 million compared to $5.7 million for the same 2002 period. The decrease in general and administrative expenses is primarily due to $0.8 million of fees related to a financing that was not completed during the 2002 period, $0.5 in reduced salaries and wages, $0.2 million in professional fees and a general reduction in other expense levels associated with a reduction of staffing.

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

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the nine months ended September 30, 2003 totaled $422 thousand compared to $758 thousand during the same period in 2002. The decrease in depreciation was primarily attributable to certain assets being removed in 2002 and certain assets becoming fully depreciated during the periods.

     INTEREST EXPENSE, NET. Net interest expense totaled $2.3 million during the nine months ended September 30, 2003 as compared to $3.8 million in 2002. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                             NINE MONTHS ENDED
                                                SEPTEMBER 30,
                                               2003      2002
                                               ----       ----
     Interest on outstanding debt            $   1,976  $   1,222
     Amortization of financing costs               404      3,044
     Interest income                               (57)      (513)
                                             ---------  ---------

                                             $   2,323  $   3,753
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

     CASH USED FOR OPERATING ACTIVITIES. Cash used for operating activities totaled $3.6 million for the nine months ended
September 30, 2003, as compared to $4.6 million for the nine months ended September 30, 2002. The above amounts are not comparable due to the deconsolidation of Sun World in January 2003.

     Cash used by Cadiz for operating activities totaled
$1.9 million for the nine months ended September 30, 2003 as compared to $7.0 million for the same period in the preceding year. The main contributors to the reduction in cash used in 2003 over 2002 were $3.8 million reduction in losses, $0.8 million in increased accounts receivable, $0.9 million settlement of loan to officer, $2.1 million increase in accounts payable and accrued liabilities, and $1.5 million from the elimination of the amount due from Sun World. These were partially offset by a $2.9 million reduction in depreciation and amortization, and $1.0 million reduction in assets written off.

     CASH USED FOR INVESTING ACTIVITIES. Cash used for investing activities totaled $1.3 million for the nine months ended September 30, 2003, as compared to $3.6 million for the same period in 2002. The decrease was primarily due to repayment of $0.2 million of loan to officer in 2003 as well as reduced capital expenditures and decline in cash resulting from the deconsolidation of Sun World in January 2003.

     Cash provided by Cadiz totaled $0.2 million for the nine months ended September 30, 2003 compared to cash used for investing activities of $0.6 million during the same period in 2002. The improvement relates to the repayment of the loan to officer and reduced capital expenditures for water programs in 2003.

     CASH PROVIDED BY FINANCING ACTIVITIES. Cash provided by financing activities totaled $2.0 million for the nine months ended September 30, 2003, consisting of $1.7 million net proceeds from the issuance of stock and $0.2 of borrowings from a convertible note payable and $0.1 from borrowings at Sun World.
Net cash provided by financing activities totaled $9.8 million for the nine months ended September 30, 2002 consisting of $0.8 million in net proceeds from the issuance of stock and $10 million in additional short-term borrowings at Cadiz, offset by $0.4 million in repayments of bank overdraft at Cadiz and $0.6 million in repayment of long-term debt at Sun World.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

     Information about market risks for the nine months ended
September 30, 2003 does not differ materially from that discussed under Item 7A of Cadiz' Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4.   CONTROLS AND PROCEDURES

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003. As of the date of that evaluation, our Chairman, Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective in timely alerting him to material information relating to Cadiz (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to affect, our internal control over financial reporting, and no corrective actions with regard to significant deficiencies or weaknesses.


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

     In December 2003, subsequent to the completion of our comprehensive financial restructuring which included a three year extension of our loans with ING (See Item 2. Managements
Discussion and Analysis), ING recorded Notices of Rescission in
San Bernardino County whereby ING rescinded, canceled and withdrew each such Notice of Default and Election to Sell.

      See also Item 1 "Legal Proceedings" located in Part II -
"Other Information" included in Cadiz' Quarterly Reports on Form
10-Q for the quarters ended March 31, 2003 and June 30, 2003.


ITEM 2.   CHANGES  IN  SECURITIES,  USE OF  PROCEEDS  AND  ISSUER
          PURCHASES OF EQUITY SECURITIES

     During the Quarter ended September 30, 2003, we issued 20,000 shares of common stock at $2.50 per share in consideration for $50,000 in services. We believe that the transactions described are exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act as the transactions did not involve public offerings, the number of investors was limited, the investors were provided with information about us, and we placed restrictions on resale of the securities.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

      Not applicable.


ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     A special meeting of the stockholders of Cadiz was held on August 21, 2003. At the meeting, the stockholders approved an amendment to our Certificate of Incorporation to effect a reverse stock split of shares of Cadiz common stock in a ratio of not less than 1 for 10 and not more than 1 for 50 and authorized the Board of Directors to determine which, if any, of the reverse stock split ratios to effect. The stockholders approved the matter submitted to vote with 36,316,456 votes in favor, 766,037 votes against, 9,946 votes abstaining and no broker non-votes.
On December 11, 2003, the Board of Directors approved a reverse stock split of 1 for 25 shares of Cadiz' common stock, and the split became effective on December 15, 2003.


ITEM 5.   OTHER INFORMATION

     Not applicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     A.   EXHIBITS

     The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

        10.1 Agreement Regarding Employment between
             Cadiz Inc. and Keith Brackpool dated July 5, 2003

        10.2 Agreement Regarding Satisfaction of Note
             Obligations Between Cadiz Inc. and Keith Brackpool dated July 5, 2003

        31.1 Certification of Keith Brackpool, Chairman, Chief
             Executive Officer and Chief Financial Officer of
             Cadiz Inc. pursuant to Section 302 of the Sarbanes-
             Oxley Act of 2002

        32.1 Certification of Keith Brackpool, Chairman, Chief Executive Officer and Chief Financial Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     B.   REPORTS ON FORM 8-K

     We filed a report on Form 8-K dated August 22, 2003 reporting that a special stockholders meeting was held on August 21, 2003, and that a majority of our stockholders voted to authorize the Board of Directors to effect a reverse stock split of not less than 1 for 10 shares and not more than 1 for 50 shares, and to authorize the Board to have discretion as to the timing and ratio of the stock split so as to best meet the needs of the Company.

                             Page 40


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

                             Page 41