Form 10-K
period 2003-12-31
CADIZ INC
filed 2004-11-02
CIK 727273

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

                            FORM 10-K

                FOR ANNUAL AND TRANSITION REPORTS
             PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
     (Mark One)

 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the fiscal year ended December 31, 2003

                               OR

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from .. to ...

                 Commission File Number 0-12114
                  -----------------------------
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

                         (213) 271-1600
      (Registrant's telephone number, including area code)
                ---------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 220.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. X

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                           YES    NO X
                              ---   ---

As of September 30, 2004, the Registrant had 6,612,674 shares of common stock outstanding. The aggregate market value of the common stock held by nonaffiliates as of June 30, 2004 was approximately $41,050,122 based on 4,773,270 shares of common stock outstanding held by nonaffiliates and the closing price on that date. Shares of common stock held by each executive officer and director and by each entity that owns more than 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant is not incorporating by reference any other documents within this Annual Report on Form 10-K except those footnoted in Part IV under the heading "Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K".



                        TABLE OF CONTENTS

PART I

Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . 1

Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . 10

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . .12

Item 4.  Submission of Matters to a Vote of Security Holders. . 13


PART II

Item 5.  Market for Registrant's Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities . 14

Item 6.  Selected Financial Data . . . . . . . . . . . . . . . .15

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations . . . . . . . . . . . . . . 16

Item 7A.  Quantitative and Qualitative Disclosures about Market
Risk. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 35

Item 8.  Financial Statements and Supplementary Data. . . . .. .35

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure . . . . . . . . . . . . . . 35

Item 9A.  Controls and Procedures . . . . . . . . . . . . . . . 36


PART III

Item 10.  Directors and Executive Officers of the Registrants. .36

Item 11.  Executive Compensation . . . . . . . . . . . . . . . .40

Item 12.  Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters . . . . . . . . . . .45

Item 13.  Certain Relationships and Related Transactions . . . .50

Item 14.  Principal Accountant Fees and Services . . . . . . . .51


PART IV

Item 15.  Exhibits, Financial Statements and Reports of Form
8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .53

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

     Notwithstanding certain actions taken in 2002 by the Metropolitan Water District of Southern California ("Metropolitan"), as described below, we expect to be able to use our land assets and related water resources to participate in a broad variety of water storage and supply, transfer, exchange, and conservation programs with public agencies and other parties.

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

     Irrespective of Metropolitan's actions, Southern California's need for water storage and supply programs has not abated. We believe there are several different scenarios to maximize the value of this water resource, all of which are under current evaluation. See "Water Resource Development", below.

     Because we expected that these alternatives may have different anticipated capital requirements and implementation periods than those previously established for the Cadiz Program, we promptly entered into an agreement with our senior secured lender, ING Capital LLC ("ING") for a three year extension of approximately $35 million of senior secured loans with a maturity date of January 31, 2003. We also entered into agreements with the holders of our preferred stock for an extension until July 2006 of the mandatory redemption date of this preferred stock. Our extension with ING was subject to certain conditions, including annual renewals of the revolving credit facility of our wholly-owned subsidiary, Sun World International, Inc. (which, together with its subsidiaries, we refer to as "Sun World").

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

     Sun World's financial situation and bankruptcy filing, in turn, negated the agreement we had previously reached with ING for the three year extension of our senior secured loans. We were unable to make payment of this debt upon the original January 31, 2003 maturity date, and in February 2003 ING declared these loans to be in default, although we remained in negotiations with ING for an overall restructuring of this debt.

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

     * A new three year extension of our $35 million debt facility with ING;

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

     The focus of our water development activities has been the Cadiz Program. The actions of Metropolitan in late 2002 have, at a minimum, delayed the Cadiz Program, which in turn has caused us to undergo a corporate restructuring. In 2003, our business development activities consisted largely of implementing this restructuring, which has included the Chapter 11 filing of and the substantive disposition of our equity interests in our Sun World subsidiary and a completion of an amendment and extension of our credit facilities with our senior secured lender. Our primary goal in this process has been to maintain ownership of our San Bernardino properties and to create a capital structure which would allow us to continue our development of the Cadiz Program. With the completion of an overall capital restructuring in December 2003, we believe that we have succeeding in achieving this goal. This overall capital restructuring provided for a three year extension of our $35 million debt facility with ING and an additional equity infusion of $8.6 million through the issuance of common stock, and is described in more detail in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation."

     We acquired all of the outstanding capital stock of Sun World in 1996. Since that time, until late 2002, we provided to Sun World various management and administrative services and facilities, and supplemented Sun World's annual working capital requirements. In late 2002, it became apparent that we would not be able to continue to provide such ongoing financial support to Sun World. In order to obtain the new financing needed to provide working capital for its 2003-2004 growing seasons, on January 30, 2003 (the "Petition Date") Sun World and three of its wholly owned subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, Central District of California, Riverside Division (Case Nos: RS 03-11370 DN, RS 03-11369 DN, RS 03-11371 DN, RS 03-11374 DN).
Shortly following the Petition Date, Sun World sought and obtained authority to enter into a Debtor in Possession ("DIP") facility which provided Sun World with sufficient loan availability to continue its operations. As of the petition date, due to the Company's loss of control over the operations of Sun World, the financial statements of Sun World will no longer be consolidated with those of Cadiz, but instead Cadiz will account for its investment in Sun World on the cost basis of accounting.

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

(B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     During the year ended December 31, 2003 we continued to develop the water resource segment of our business and, until Sun World's January 30 bankruptcy filing, operated our agricultural resources segment. See Consolidated Financial Statements. See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

(A)  CADIZ GROUNDWATER STORAGE AND DRY-YEAR SUPPLY PROGRAM.

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

     The expected costs of these facilities is approximately $150 million, which was to be jointly shared.

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

     In the absence of a negotiated resolution, the Company would continue to seek an administrative resolution of its claim against Metropolitan. In April 2003 the Company filed an administrative notice of claim with Metropolitan asserting the breach by Metropolitan of various obligations specified in the PRINCIPLES OF AGREEMENT. The Company believes that by failing to complete the environmental review process, as specified in the PRINCIPLES OF AGREEMENT, Metropolitan violated this contract, breached its fiduciary duties to the Company and interfered with the Company's prospective economic advantages. In discussions following presentation of this claim, Cadiz and Metropolitan agreed to evaluate alternative approaches to implementation of the Cadiz Program. Metropolitan has not to date responded to the claim and Cadiz has until October 2005 to file a lawsuit against the agency.

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

EMPLOYEES

     As of December 31, 2003, we employed 7 full-time employees
(i.e. those individuals working more than 1,000 hours per year).
We believe that our employee relations are good.

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

     As part of our December 2003 overall capital restructuring, we transferred all of our assets (with the exception of our office sublease, certain office furniture and equipment and any

Sun World related assets) to Cadiz Real Estate LLC, a Delaware limited liability company ("Cadiz Real Estate"). We hold 100% of the equity interests of Cadiz Real Estate, and therefore we continue to hold 100% beneficial ownership of the properties which we transferred to Cadiz Real Estate. Cadiz Real Estate was created at the behest of our senior secured lender, ING. The Board of Managers of Cadiz Real Estate consists of two managers appointed by us and one independent manager named by ING. As long as our obligations to ING are outstanding, Cadiz Real Estate may not institute bankruptcy proceedings without the unanimous consent of this Board of Managers (including the independent manager).


     Cadiz Real Estate is a co-obligor under our credit facilities with ING, for which assets of Cadiz Real Estate have been pledged as security.

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

     Additional numerous independent geotechnical and engineering studies conducted since 1985 have confirmed that the Cadiz/Fenner property overlies a natural groundwater basin which is ideally suited fro the underground water storage and dry year transfers as contemplated in the Cadiz Program. See Item 1, "Business - Narrative Description of Business - Water Resource Development".

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

LEASED FARM PROPERTY

     Concurrently with our acquisition of Sun World in 1996, we leased to Sun World approximately 1,600 acres of our Cadiz/Fenner property which has been developed for agricultural use. This lease, as amended pursuant to Sun World's bankruptcy proceedings, now provides for the lease by Sun World of 1,100 acres of this property through the 2004 harvest season. The remainder of the property is leased to an unaffiliated third party. These leases provide for the lessee to be responsible for all costs associated with growing crops on the leased property. The majority of this land is used for the cultivation of permanent and annual crops and support activities, including packing facilities.

DEBT SECURED BY PROPERTIES

     Our outstanding debt at December 31, 2003 of $35 million represents loans secured by our properties (including properties held of record by Cadiz Real Estate). Information regarding interest rates and principal maturities is provided in Note 10 to the consolidated financial statements.


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

SUN WORLD BANKRUPTCY FILING

     On January 30, 2003, (the "Petition Date") Sun World and three of its wholly owned subsidiaries (Sun Desert, Inc., Coachella Growers and Sun World/Rayo) filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, Central District of California, Riverside Division (Case Nos: RS 03-11370 DN, RS 03-11369 DN, RS 03-11371
DN, RS 03-11374 DN). See Item 1, "Business - General Development of Business".

ING NOTICES OF DEFAULT/NOTICES OF RESCISSION

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

     In December 2003, subsequent to the completion of our comprehensive financial restructuring which included a three year extension of our loans with ING (See Item 1. Business -
Overview), ING recorded Notices of Rescission in San Bernardino
County whereby ING rescinded, canceled and withdrew each such Notice of Default and Election to Sell.

OTHER PROCEEDINGS

     There are no other material pending legal proceedings to which we are a party or of which any of our property is the subject.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our stockholders during the fourth quarter of 2003. The results of a Special Meeting of Stockholders held August 21, 2003 were reported in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.

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

                                   HIGH             LOW
     QUARTER ENDED             SALES PRICE     SALES PRICE
     -------------             -----------     -----------

     2002:
       March 31                $    225.00     $   191.75
       June 30                 $    275.00     $   205.75
       September 30            $    155.50     $    75.00
       December 31             $     68.75     $     5.25

     2003:
       March 31                $     20.25     $     2.625
       June 30                 $      4.75     $     2.425
       September 30            $      4.00     $     1.425
       December 31             $      5.90     $     3.375

     On July 31, 2004, the high, low and last sales prices for the shares, as reported by Bloomberg, were $15.00, $15.00, and $15.00, respectively.

     We also have an authorized class of 100,000 shares of preferred stock. There is one series of preferred stock (Series
F) authorized for issuance. All 100,000 authorized shares of Series F Preferred Stock are issued and outstanding.

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

     During the quarter ended December 31, 2003, we issued
4,190,699 shares of common stock and 100,000 shares of Series F Preferred Stock. 3,440,000 shares of common stock were issued at $2.50 per share in connection with a private sale of our common stock for an aggregate amount of $8.6 million. 400,000 shares were issued in exchange for the cancellation of all of our outstanding Series D, Series E-1 and Series E-2 preferred stock. 160,000 shares were issued as part of a settlement agreement with a potential claimant and were valued by us for purposes of this settlement at $2.50 per share. ING exercised all of their outstanding warrants and received 94,000 shares of common stock at an exercise price of $0.25 per share. The remaining 84,699 shares were issued upon conversion of all of our 8% unsecured convertible promissory notes in the aggregate principal amount of $200,000 plus accrued interest, which was previously reported in our quarterly report on Form 10-Q for the quarter ended March 31, 2003. The Series F preferred stock, which is initially convertible into 1,728,955 shares of common stock (subject to anti-dilution adjustments), was issued in connection with the restructuring of our senior secured debt with ING. The issuances of common stock and Series F preferred stock were not registered under the Securities Act. We believe that the transactions described are exempt from the registration requirements of the Securities Act by virtue of
Section 4(2) of the Securities Act as the transactions did not involve public offerings, the number of investors was limited, the investors were provided with information about us, and we placed restrictions on resale of the securities. All other securities sold by us during the three years ended December 31, 2003 which were not registered under the Securities Act have previously been reported in our Annual and Quarterly Reports on Forms 10K and 10-Q.


ITEM 6.   SELECTED FINANCIAL DATA

    The following selected financial data insofar as it relates to the years ended December 31, 2003, 2002, 2001, 2000 and 1999 has been derived from our audited financial statements. The information that follows should be read in conjunction with the audited consolidated financial statements and notes thereto for each of the three years in the period ended December 31, 2003 included in Part IV of this Form 10-K. See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

($ in thousands, except for per share data)

                                    YEAR ENDED DECEMBER 31,
                           -------------------------------------------------
                           2003       2002        2001       2000       1999
                           ----       ----        ----       ----       ----
Statement of Operations Data:

 Total revenues          $   3,162  $ 114,250  $  92,402  $107,745  $ 115,229
 Net loss                  (11,536)   (22,225)   (25,722)  (22,458)    (8,594)
   Less: Preferred
          stock
          dividends            918      1,125        591         -          -
         Imputed
          dividend on
          preferred
          stock              1,600        984        441         -          -
                         ---------  ---------  ---------  ---------  ---------

 Net loss applicable to
  common stock           $ (14,054) $ (24,334) $ (26,754) $ (22,458) $  (8,594)
                         =========  =========  =========  =========  =========
Per share:

 Net loss (basic and
  diluted)               $   (6.39) $  (16.76) $  (18.66) $  (15.89) $   (6.20)
                         =========  =========  =========  =========  =========


Weighted-average common
 shares outstanding          2,200      1,452      1,434      1,414      1,387
                         =========  =========  =========  =========  =========

                                     DECEMBER 31,
                           ---------------------------------------------
                           2003      2002       2001      2000      1999
                           ----      ----       ----      ----      ----

Balance Sheet Data:

 Total assets            $  49,526  $ 191,883  $ 198,275  $ 203,617  $ 214,102
 Long-term debt          $  30,253  $ 115,447  $ 141,429  $ 145,610  $ 142,089
 Redeemable preferred
  stock                  $       -  $  10,942  $   9,958  $   3,950  $       -
 Preferred stock, common
  stock and additional
  paid-in capital        $ 185,040  $ 156,166  $ 152,765  $ 143,063  $ 136,552
 Accumulated deficit     $(168,823) $(157,287) $(135,062) $(109,340) $ (86,882)
 Stockholders' equity    $  16,217  $  (1,121) $  17,703  $  33,723  $  49,670


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

RESULTS OF OPERATIONS

      On January 30, 2003, Sun World filed a voluntary petition for Chapter 11 bankruptcy protection. As of that date due to the Company's loss of control over the operations of Sun World, the financial statements of Sun World are no longer consolidated with ours, but instead, we are accounting for our investment in Sun
World on the cost basis of accounting. As a result of changing to the cost basis of accounting on January 31, 2003, we had a net investment in Sun World of approximately $195 thousand consisting of loans and amound due from Sun World of $13,500,000 less losses in excess of investment in Sun World of $13,305,000. As a result, the Company wrote off its net investment in Sun World of $195 thousand at the Chapter 11 filing date because it does not anticipate being able to recover its investment.

      Our consolidated financial statements for the year ended December 31, 2003 include the results of operations for Sun World only for the period January 1, 2003 through January 30, 2003.
The results of operations of Sun World subsequent to January 30, 2003 are not included in these consolidated financial statements. As a result of the foregoing, direct comparisons of our consolidated results of operations for year ended December 31, 2003 with results for the year ended December 31, 2002 will not, in our view, prove meaningful.

      For this reason, we believe that material trends and developments with respect to our results of operations from period to period are more readily identifiable by comparing the unconsolidated results of Cadiz Inc., which do not include the January 2003 operations of Sun World, rather than our consolidated results of operations, which include the January 2003 operations of Sun World. Therefore, in the following discussion of results of operations for 2003 as compared to 2002, we are using only the unconsolidated results of Cadiz Inc.

      Tables which disclose the results of Cadiz Inc. separate from its consolidated subsidiary Sun World for the years ended December 31, 2003 and 2002, and from which the numbers used in the following discussion are derived, can be found in Note 10 to the Consolidated Financial Statements.

(A)   YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED
      DECEMBER 31, 2002

     We have not received significant revenues from our water resource activity to date. As a result, we have historically incurred a net loss from operations. Cadiz had revenues of $0.3 million for the year ended December 31, 2003 and $2.1 million for the year ended December 31,

2002.  Our net loss, excluding our loss from Sun World, totaled
$9.2 million for the year ended December 31, 2003 compared to $12.7 million for the year ended December 31, 2002, with the decrease for the 2003 period resulting from decreases in general and administrative and interest expense offset by a reduction in revenue and no cost incurred for the removal of underperforming crops in 2003.

     Our primary expenses are our ongoing overhead costs (i.e.
general and administrative expense) and our interest expense.

     REVENUES. Cadiz standalone revenue during the year totaled $0.3 million during the year ended December 31, 2003 compared to $2.1 million the preceding year. The decrease is primarily due to discontinuation of the management fee payable by Sun World as of January 30, 2003 due to Sun World's Chapter 11 filing.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses during the year ended December 31, 2003 totaled $4.7 million compared to $7.5 million for the year ended December 31, 2002. The decrease in general and administrative expenses is primarily due to reductions in salaries and other costs associated with a reduction in staffing, elimination of foreign water programs, and reduced facility and insurance costs, partly offset by increased professional fees related to the restructuring.

     WRITE OFF OF INVESTMENT IN SUBSIDIARY. On January 30, 2003, Sun World and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. As of that date, due to the Company's loss of control over the operations of Sun World, the financial statements are no longer consolidated with those of Cadiz, but instead Cadiz accounts for its investment in Sun World on the cost basis of accounting. As a result of changing to the cost basis of accounting and because the Company does not believe it will be able to recover its investment, the Company wrote off its investment in Sun World of $195,000.

     REMOVAL OF UNDERPERFORMING CROPS. During 2002, 200 acres of underperforming table grapes and citrus were removed at the Cadiz Ranch resulting in a charge of $1.0 million in connection with the removal of these crops. No such removals occurred during 2003.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for Cadiz totaled $0.6 million for the year ended December 31, 2003 compared to $1.0 million for the 2002 year. The reduction in depreciation and amortization is primarily due to the removal of underperforming crops in 2002 and certain assets becoming fully depreciated during the past year.

     INTEREST EXPENSE, NET. Net interest expense totaled $3.6 million during the year ended December 31, 2003, compared to $5.1 million during the same period in 2002. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                           YEAR ENDED DECEMBER 31,
                                             2003       2002
                                             ----       ----
      Interest on outstanding debt         $   3,053  $   3,101
      Amortization of financing costs            641      2,712
      Interest income                            (58)      (705)
                                           ---------  ---------

                                           $   3,636  $   5,108
                                           =========  =========

     Financing costs, which include legal fees and warrant costs, are amortized over the life of the debt agreement, most of which related to the ING obligation which became due near the beginning of 2003 resulting in lower costs during 2003. The lower interest income was the result of no interest accruing on the intercompany loans to Sun World following the Chapter 11 petition.

(B)   YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED
      DECEMBER 31, 2001

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

                                          YEAR ENDED DECEMBER 31,
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
                                           =========  =========

      FARMING OPERATIONS. Income from farming operations totaled $6.7 million for the year ended December 31, 2002 compared to a loss of $3.2 million for the year ended December 31, 2001. Farming revenues were $87.4 million and farming expenses were $80.7 million for the year ended December 31, 2002 compared to farming revenues of $71.7 million and farming expenses of $74.9 million for 2001. Farming results were favorably impacted by the timing of the table grape harvest in Coachella and Mexico returning to normal as opposed to the harvest starting two weeks late in 2001, which created an overlap with the early table grape harvests in the San Joaquin valley. Year-to-date average F.O.B. prices for table grapes were 3.5% higher than the prior year. Additionally, Sun World experienced increased table grape production due to increased yields and due to leasing some additional organic table grape acreage for the 2002 season. Sun World sold 4.4 million boxes of table grapes for the year ended December 31,

2002 compared to 3.5 million boxes during the same period in 2001. Results were also favorably affected by increased plum yields as plum units sold were 32% higher in 2002 than in 2001. Sun
World also experienced a 58% increase in F.O.B. prices for peppers. Results were favorably impacted by the continued strong performance of Sun World's proprietary SUPERIOR SEEDLESS(R) and MIDNIGHT BEAUTY(R) table grapes and BLACK DIAMOND(R) plums as production increased and F.O.B. prices remained strong coupled with the removal of certain underperforming crops at the conclusion of the 2001 season. Sun World continues to achieve a price premium for its proprietary table grape and stonefruit products compared to competing commercially available varieties.

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

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the year ended December 31, 2002 totaled $12.8 million compared to $10.9 million for the 2001 period before inclusion in 2002 of $1.1 million for the write-off of capitalized legal costs incurred by Sun World in litigation relating to the unsuccessful defense of intellectual property rights and $0.6 million in professional fees relating to unsuccessful attempts by Sun World to restructure debt during the year. The increase was primarily due to higher employee related costs coupled with $0.8 million of professional fees related to the KADCO combination that was not completed and costs related to exploring water development opportunities in the Middle East.

      UNUSUAL ITEMS INCLUDED IN GENERAL AND ADMINISTRATIVE EXPENSES. Unusual items for the year ended December 31, 2002 totaled $1.7 million compared to none in 2001. The unusual items consisted of $1.1 million for the write-off of capitalized legal costs incurred by Sun World relating to an adverse ruling in litigation involving the unauthorized domestic production of one of Sun World's proprietary grapevines and $0.6 million in professional fees relating to unsuccessful attempts by Sun World to restructure debt during the year.

      SPECIAL LITIGATION. Cadiz was engaged in lawsuits against Waste Management seeking monetary damages arising from activities adverse to us in connection with a landfill, which until its defeat by the voters of San Bernardino County in 1996, was proposed to be located adjacent to our Cadiz/Fenner Valley properties. In March 2001, Cadiz executed a settlement agreement with Waste Management related to these lawsuits. Pursuant to the settlement agreement, Waste Management paid Cadiz $6 million in cash and granted to Cadiz approximately 7,000 acres of real property in eastern San Bernardino County primarily adjacent to the Cadiz Program property. The settlement resulted in net proceeds recognized of $7.9 million (consisting of $6 million in cash and land valued at $1.9 million) for the year ended December 31, 2001.

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

                                           YEAR ENDED DECEMBER 31,
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
                                             =========  =========

      The decrease in interest on outstanding debt for the year ended December 31, 2002 is primarily due to the impact of lower rates on the Company's variable rate debt. Increased amortization of financing costs during 2002 is due to the amortization of warrants issued for the extension and increase in the Cadiz credit facilities in the first quarter of 2002. Financing costs, which include legal fees and warrants, are amortized over the life of the debt agreement.


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

SUN WORLD OBLIGATIONS
---------------------

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

     CASH USED FOR OPERATING ACTIVITIES. Cash used for operating activities totaled $6.6 million for the year ended
December 31, 2003, as compared to cash used for operating activities of $10.1 million for the year ended December 31, 2002.
The above amounts are not comparable because of the deconsolidation of Sun World in January 2003.

     Cash used by Cadiz for operating activities for the year ended December 31, 2003 totaled $4.9 million compared to $7.9 million for the previous year. The decrease in cash used for operating activities was primarily due to a reduced loss in 2003. Cadiz loss in 2003, excluding its loss from Sun World, was $9.1 million as compared to $12.7 million in 2002.

     CASH USED FOR INVESTING ACTIVITIES. Cash used for investing activities totaled $3.5 million for the year ended December 31, 2003, as compared to $2.1 million for the same period in 2002. $1.0 million of the cash used in 2003 was the result of the deconsolidation of Sun World in 2003.

     Cash used by Cadiz for investing activities for the year ended December 31, 2003 totaled $2.0 million, primarily for cash placed in a restricted bank account to pay for interest on the $35 million term loan through March 2005, compared to $1.7 million for the previous year. The 2002 expenditures were primarily due to capital expenditures for water programs and a $1.0 million loan to an officer.

     CASH PROVIDED BY FINANCING ACTIVITIES. Cash provided by financing activities totaled $10.2 million for the year ended December 31, 2003 consisting primarily of $10.3 million from the issuance of capital stock by Cadiz. For the same period in 2002, cash provided by financing activities totaled $14.0 million primarily from short-term borrowings of $10.0 million by Cadiz and $4.4 million by Sun World.

(B)  OUTLOOK

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

     OUR REVENUES ARE DEPENDENT UPON THE SUCCESS OF OUR WATER DEVELOPMENT PROJECTS. We may never generate revenues or become profitable unless we are able to successfully implement our water development programs. At present, we do not know the terms, if any, upon which we may be able to proceed with the Cadiz Program, or of any alternative means which we may be able to use in order to implement our water development programs. Regardless of the form of our water development programs, the circumstances under which transfers or storage of water can be made and the profitability of any transfers or storage are subject to significant uncertainties, including hydrologic risks of variable water supplies, risks presented by allocations of water under existing and prospective priorities, and risks of adverse changes to or interpretations of U.S. federal, state and local laws, regulations and policies. Additional risks attendant to such programs include our ability to obtain all necessary regulatory approvals and permits, possible litigation by environmental or other groups, unforeseen technical difficulties, and general market conditions for water supplies.

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

	(1)  PRINCIPLES ON CONSOLIDATION.  The Consolidated
Financial Statements have been prepared by Cadiz Inc., sometimes referred to as "Cadiz" or "the Company". On January
30, 2003, Sun World filed voluntary petitions under Chapter 11 of the Bankruptcy Code. Since the filing date, Sun World has operated its business and managed its affairs as debtor and debtor in possession. As of that date due to the Company's loss of control over the operations of Sun World, the financial statements of Sun World are no longer consolidated with those of Cadiz, but instead, Cadiz is accounting for its investment in Sun World on the cost basis of accounting. The foregoing Consolidated Financial Statements include the accounts of the Company and, until January 30, 2003, those of its then wholly-owned subsidiary, Sun World International, Inc. and its subsidiaries collectively referred to as "Sun World", and contain all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation. Certain reclassifications have been made to the prior period to conform to the current presentation.

     (2)  INVENTORIES AND RELATED ALLOWANCE FOR OBSOLETE AND
EXCESS INVENTORY. Inventories are valued at the lower of cost or market. Management estimates what market conditions will be for produce based on the age, size, quality and overall market for fresh product held in inventory at the end of each reporting period. When future market conditions indicate that the cost of the inventory plus any additional selling expenses exceed the expected net revenues to be received, we provide a reserve for the amount of estimated costs in excess of estimated net revenues. Management also regularly conducts a review of non-product inventory that consists primarily of corrugated boxes, chemicals and seed. Appropriate allowances are made based on management's review for all excess and obsolete inventory compared to estimated future usage and sales.

     (3) INTANGIBLE AND OTHER LONG-LIVED ASSETS. Property, plant and equipment, intangible and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At Sun World, management regularly reviews crop portfolios in an attempt to identify crops that are underperforming generally at the conclusion of each growing season. As a result of these reviews, management determines which crops will be removed immediately or at the conclusion of the next growing season. As such, appropriate writedowns and accruals for estimated removal costs are made and where appropriate, remaining useful lives are shortened to correspond to the estimated period that the assets are expected to generate future revenues. As a result of the actions taken by Metropolitan in the fourth quarter of 2002 as described in Note 1, the Company, with the assistance of an independent valuation firm, evaluated the carrying value of its water program and determined that the asset was not impaired and that the costs will be recovered through sale or operation of the project.

     (4) GOODWILL. As a result of a merger in May 1988 between two companies, which eventually became known as Cadiz Inc., goodwill in the amount of $7,006,000 was recorded. This amount was being amortized on a straight-line basis over thirty years. Accumulated amortization was $3,193,000 at December 31, 2001. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, ("SFAS No. 142") "Goodwill and Other Intangible Assets". Under SFAS No. 142 goodwill and intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests in accordance with the Statement. Upon adoption of SFAS No. 142, effective at the beginning of fiscal 2002, the Company performed a transitional fair value based impairment test and determined that its goodwill was not impaired. In addition, cessation of amortization of goodwill upon adoption of SFAS No. 142 did not have a material impact upon the Company's financial position or results of operations. Goodwill is tested for impairment annually in the fourth quarter, or earlier if events occur which require an impairment analysis be performed. As a result of the actions taken by Metropolitan in the fourth quarter of 2002 as described in Note 1 to the financial statements, the Company, with the assistance of an independent appraisal firm, performed an impairment test of its goodwill and determined that its goodwill was not impaired. In addition, in the first quarter of 2003, the Company, with the assistance of an independent appraisal firm, performed its annual impairment test of goodwill and determined its goodwill was not impaired.

     (5) DEFERRED TAX ASSETS AND VALUATION ALLOWANCES. To date, we have had a history of net operating losses as we have not generated significant revenue from our water development programs and Sun World had experienced losses from its agricultural operations. As such, we have generated significant deferred tax assets, including large net operating loss carry forwards for federal and state income taxes for which we have a full valuation allowance. Management is currently working on initiatives at Cadiz that are designed to generate future taxable income, although there can be no guarantee that this will occur. As taxable income is generated, some portion or all of the valuation allowance will be reversed and an increase in net income would consequently be reported in future years.

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

     In March 2004, the consensus of Emerging Issues Task Force (EITF) Issue No. 03-06, Participating Securities and the Two-Class Method under FASB Statement 128, was published. EITF Issue No. 03-06 addresses the computations of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. Further guidance on the application and allocations of the two-class method of calculating earnings per share is also included. The provisions of EITF Issue No. 03-06 will be effective for reporting periods beginning after March 31, 2004. The adoption of this guidance is not expected to have significant impact on the Company's financial results of operations and financial position.

(F)  OFF BALANCE SHEET ARRANGEMENTS

     Cadiz does not have any off balance sheet arrangements at this time other than the guarantee of Sun World's first mortgage notes (as discussed in "(g)" below).

(G)  CERTAIN KNOWN CONTRACTUAL OBLIGATIONS

                                   PAYMENTS DUE BY PERIOD
CONTRACTUAL                LESS THAN
OBLIGATIONS         TOTAL   1 YEAR    1-3 YEARS  4-5 YEARS  AFTER 5 YEARS
-----------         -----   ------    ---------  ---------  -------------

Cadiz Inc.
----------

Long term debt
 obligations (A)  $  35,000  $    -   $  35,000   $     -     $       -

Operating leases        262     112         150         -             -
                  ---------  ------   ---------   -------     ---------
                  $  35,262  $  112   $  35,150   $     -     $       -
                  =========  ======   =========   =======     =========

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

                                  LONG-TERM DEBT
                -------------------------------------------------------
EXPECTED        FIXED RATE     AVERAGE     VARIABLE RATE     AVERAGE
MATURITY        MATURITIES  INTEREST RATE    MATURITIES   INTEREST RATE
--------        ----------  -------------    ----------   -------------

Cadiz Inc.
  2005           $  35,000       12.0%       $       -         $  -
                 =========       =====       =========         ====

     Cadiz long-term debt included in the table above reflects the debt restructuring which occurred in December 2003 as described above in Item 7, Managements Discussion and Analysis of Financial Condition and Results of Operation; Liquidity and
Capital Resources; Cadiz Obligations.

     Cadiz has guaranteed the First Mortgage Notes issued by Sun
World as described in Item 7(g) above.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is submitted in response to Part IV below. See the Index to Consolidated
Financial Statements.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISLCOSURE

     Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003. As of the date of that evaluation, our Chairman, Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective in timely alerting him to material information relating to Cadiz (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to affect, our internal control over financial reporting, and no corrective actions with regard to significant deficiencies or weaknesses.


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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities ("reporting persons"), to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Cadiz. Reporting persons are required by the SEC regulations to furnish Cadiz with copies of all Section 16(a) forms they file. We have filed these forms on behalf of some of our directors and officers in the past and have a power of attorney to assist certain of them in the future. To Cadiz' knowledge, based solely on a review of the copies of reports and amendments thereto on Forms 3, 4 and 5 furnished to us by reporting persons and forms that we filed on behalf of certain directors and officers, during, and with respect to, Cadiz' fiscal year ended December 31, 2003, and on a review of written representations from reporting persons to Cadiz that no other reports were required to be filed for such fiscal year, and all
Section 16(a) filing requirements applicable to Cadiz' directors, executive officers and greater than 10% beneficial owners during such period were satisfied in a timely manner.

CODE OF ETHICS

     Cadiz has adopted a code of ethics that applies to all of its employees, including its principal executive and financial officer. A copy of the code of ethics may be found on Cadiz' website at www.cadizinc.com. Other information on this website is not incorporated as part of this filing.

ITEM 11.  EXECUTIVE COMPENSATION

     The tables and discussion below set forth information about the compensation awarded to, earned by, or paid to Cadiz' chief executive and financial officer during the years ended December
31, 2003, 2002 and 2001.

SUMMARY COMPENSATION TABLE
                                                          OTHER LONG-TERM
                        ANNUAL COMPENSATION(2)          COMPENSATION AWARDS
                        ----------------------          -------------------
NAME AND            FISCAL                         RESTRICTED STOCK  ALL OTHER
PRINCIPAL POSITION  YEAR(1)   SALARY      BONUS      AWARDS(3)(4)  COMPENSATION

Keith Brackpool   12/31/03  $ 288,461  $ 200,000(5)    $  -0-      $ 850,000(6)
 President and
 Chief Executive  12/31/02    500,000    233,124          -0-             -0-
 and Financial
 Officer          12/31/01    500,000         -0-         -0-             -0-

-------------------------------

   (1) The information presented in this table is for the years ended December 31, 2003, 2002 and 2001. The executive officer for whom compensation has been disclosed for the year ended December 31, 2003, is the only executive officer of Cadiz as of December 31, 2003. No other executive officer received total salary or bonus exceeding $100,000 during the year ended December 31, 2003.

   (2) No column for "Other Annual Compensation" has been included to show compensation not properly categorized as salary or bonus, which consisted entirely during each fiscal year of perquisites and other personal benefits, because the aggregate amounts did not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for Mr. Brackpool for each fiscal year. See "Employment Arrangements" below.

   (3) 1,616 and 615 deferred stock units were granted to Mr. Brackpool in May 2000 and February 2001, respectively, as part of his bonus for the preceding calendar year. These deferred stock units vested three years from the date of issuance and therefore 1,616 and 615 shares of common stock were issued to him in 2003 and 2004 accordingly. The 1,616 deferred stock unit grant was exchanged in March 2003 for 1,616 shares of common stock valued at $4,040 (based upon a $2.50 sale price per share on the expiration date). Mr. Brackpool's 615 deferred stock units outstanding at December 31, 2003 (based upon the Pink Sheets closing sales price per share of $5.10 on that date) were valued at $3,136. Upon their vesting in February 2004, the Company's Board of Directors authorized the buyout of the tax withholding portion of Mr. Brackpool's deferred stock units and he was issued 370 shares valued at $4,637 including the tax withholding amount (based upon a $7.54 closing sale price per share on the expiration date).

   (4) Deferred stock units, which were fully vested but could not be exchanged for shares of common stock without restrictions until March 31, 2003, were issued to Mr. Brackpool in March 2001 in exchange for fully vested and expiring options in amounts equaling the value of the expiring options in excess of their exercise price. Mr. Brackpool exchanged 12,000 expiring stock options in March 2001 for 5,415 deferred stock units and was issued shares of common stock upon the exercise of the deferred stock units on March 31, 2003 for a net value of $13,538 (based upon a $2.50 sale price per share on that date).

   (5) This bonus was paid to Mr. Brackpool in February 2004 for services completed in the preceding calendar year. Mr. Brackpool was provided the opportunity to receive the bonus in cash or shares of common stock valued at $2.50 per share and elected to receive his compensation in stock.

   (6) Mr. Brackpool received an aggregate $850,000 due to the termination of his previous employment agreement without cause and foregone salary, as described more fully in "Employment Arrangements" below.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-
END OPTION VALUES
                                            NUMBER OF      VALUE OF
                                            UNEXERCISED    UNEXERCISED
                                            OPTIONS AT     OPTIONS AT
                                            FY-END(#)      FY-END($)
             SHARES ACQUIRED     VALUE      EXERCISABLE/   EXERCISABLE/
NAME           ON EXERCISE(#)  REALIZED($)  UNEXERCISABLE  UNEXERCISABLE(1)
----           --------------  -----------  -------------  ----------------

Keith Brackpool      -0-          -$0-      80,000(2)/-0-      -$0-/-$0-

--------------------------------------

   (1) Based upon the Pink Sheets closing sales price per share of Cadiz common stock at December 31, 2003 which was $5.10.

   (2) These options expired without exercise on January 15, 2004.


COMPENSATION OF DIRECTORS

     In the fiscal year 2003, Messrs. Anthony Coelho, Murray H. Hutchison and Dwight W. Makins each received cash compensation for their services as directors of Cadiz in the amount of $6,250 for each of the first and fourth quarter. For the second and third quarters, each director received an aggregate of 4,000 shares of Cadiz common stock valued at $2.50 per share for their services as directors during those periods. Messrs. Coelho and Makins served as directors in 2003 until their resignations which were effective December 15, 2003. Mr. Philip R. Burnaman II joined the Cadiz Board of Directors for a brief period in January 2003 at the nomination of ING, however, he resigned within a month and did not receive any compensation from Cadiz for his services.

     Messrs. Brackpool, Shaheen, Arens and Ritchie do not receive any compensation from Cadiz for serving as directors of Cadiz or Sun World. Mr. Hutchison will receive $25,000 per year in accordance with his agreement with Cadiz for services as a director.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      During the year ended December 31, 2003, all decisions concerning executive officer compensation were made by the Compensation Committee of the Board of Directors. The members of the Compensation Committee were Messrs. Hutchison (Chairman), Makins and Coehlo until the resignation of Messrs. Makins and Coehlo effective December 15, 2003, all of whom were non-employee directors. No meetings of the Compensation Committee were held after December 15, 2003 through the end of the fiscal year 2003.

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

     PERFORMANCE-BASED CASH AWARDS. The Compensation Committee believes that incentives should be offered to executives which are related to improvements in performance that yield increased value for stockholders. Although the Compensation Committee relies primarily upon the grant of incentive stock options or other stock awards to reward executive performance (see "Long-Term Incentives" below), under certain circumstances, the Compensation Committee will utilize performance-based cash awards from time to time to provide additional incentives.

     As Chairman and Chief Executive Officer of Cadiz, Mr. Brackpool is charged with the overall responsibility for the performance of Cadiz. Mr. Brackpool is compensated pursuant to a written agreement effective as of February 1, 2003 which reduced his base salary to 50% of its previous amount. It is intended within the terms of the agreement that Mr. Brackpool and Cadiz mutually attempt to negotiate a new employment agreement setting forth the terms and conditions of his employment. Historically, the Compensation Committee has established bonus compensation for Mr. Brackpool pursuant to criteria established in his employment agreement. Since a new agreement is not yet in place at this time, the Compensation Committee separately granted Mr. Brackpool a performance-based bonus of $200,000 (which Mr. Brackpool could elect to receive in stock or cash) upon the successful completion of the refinancing of Cadiz in December 2003. This bonus was paid to Mr. Brackpool in February 2004.

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

     Due to the difficult circumstances which Cadiz and its subsidiaries have faced in the past year, however, all stock options granted under the three existing plans have become virtually worthless and a majority of them have expired within the last year without exercise.
     Therefore, the Compensation Committee, Board of

     Directors, management and our senior secured lender have agreed upon the implementation of a proposed Management Equity Incentive Plan with a total of 1,472,051 shares authorized which would provide incentive to senior management in a going-forward manner. The Board formed an initial allocation committee made up of Messrs. Brackpool, Hutchison, and Stoddard (a consultant to Cadiz), to direct the initial allocation of 717,373 of these shares, 1/3 of which will vest on the date of the grant. The remaining two-thirds will vest in two equal installments on December 11, 2004 and December 11, 2005 (subject to continued employment or immediate vesting upon termination without cause). It is intended that the remaining 754,678 shares covered by the incentive plan are issuance pursuant to the direction of, and upon such vesting and other conditions as may be established by, the Compensation Committee.

     DEDUCTIBILITY OF CERTAIN EXECUTIVE COMPENSATION
     EXPENSES UNDER FEDERAL TAX LAWS

     The Compensation Committee has considered the impact of provisions of the Internal Revenue Code of 1986, specifically Code Section 162(m). Section 162(m) limits to $1 million Cadiz' deduction for compensation paid to each executive officer of Cadiz, which does not qualify as "performance based".

     While Cadiz expects that this provision will not limit its tax deductions for executive compensation in the near term, the Cadiz 1996 Stock Option Plan ?enables Cadiz to comply, to the extent deemed advisable, with the requirements of Section 162(m) for performance based compensation to insure that Cadiz will be able to avail itself of all deductions otherwise available with respect to awards made under the 1996 Stock Option Plan. However, any shares of stock issued to executives under the Cadiz 2000 Stock Award Plan and Management Equity Incentive Plan will not qualify as performance-based compensation and, therefore, will be counted in determining whether the $1 million limit has been reached.

     CONCLUSION

     Through the programs described above, a very significant portion of Cadiz' executive compensation is contemplated to be linked directly to corporate performance. The Compensation Committee intends to implement this policy of linking executive compensation to corporate performance in order to continue to align the interest of executives with those of Cadiz' stockholders.

                              THE COMPENSATION COMMITTEE

                              Murray H. Hutchison, Chairman


_______________________________
(1) This report shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K into any filing under the Securities Act of 1933, except to the extent that Cadiz specifically incorporates this report by reference, and shall not otherwise be deemed filed under such acts.

STOCK PRICE PERFORMANCE

     The stock price performance graph below compares the cumulative total return of Cadiz common stock against the cumulative total return of the Standard & Poor's Small Cap 600 Nasdaq U.S. index and the Russell 2000r index for the past five fiscal years. The graph indicates a measurement point of December 31, 1998 and assumes a $100 investment on such date in Cadiz common stock, the Standard & Poor's Small Cap 600 and the Russell 2000r indices. With respect to the payment of dividends, Cadiz has not paid any dividends on its common stock, but the Standard & Poor's Small Cap 600 and the Russell 2000r indices assume that all dividends were reinvested. The stock price performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K into any filing under the Securities Act of 1933, as amended, except to the extent that Cadiz specifically incorporates this graph by reference, and shall not otherwise be deemed filed under such acts.


             COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
                Assumes initial investment of $100.00
                    and re-investment of dividends
------------------------------------------------------------------------------
         12/31/98    12/31/99    12/31/00    12/31/01    12/31/02    12/31/03

Cadiz      100      124.59016   117.21311   105.18033    7.2131148  2.6754098
 Share
 Value

Russell    100      119.62034   114.59143   115.76927    90.788226   131.9817
 2000
 Index
 Value

S&P Small  100      168.53272   187.10804   197.83572   167.53579    230.41922
 Cap Index
 Value

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table provides information as of December 31, 2003 with respect to shares of our common stock that may be issued under our existing compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

               Number of securities   Weighted-securities   Number of securities
                 to be issued upon     exercise price of    remaining available
                   exercise of           outstanding       for future issuance
               outstanding options,    options, warrants        under equity
               warrants and rights        and rights        compensation plans
                                                           (excluding securities
                                                               reflected in
                                                                column (a))
Plan Category          (A)                   (B)                    (C)
-----------------------------------------------------------------------------
Equity               40,202                $   184.66              35,756
compensation
plans
approved by
stockholders(1)

Equity               16,500(2)             $   228.30(2)        1,487,611(3)
compensation
plans not
approved by
stockholders

TOTAL                56,702                $   197.36           1,507,807(4)

(1) Represents 37,450 shares for the Cadiz Inc. 1996 Stock Option Plan and 2,752 shares for the Cadiz Inc. 2000 Stock Award Plan.
(2)  Represents the Cadiz Inc. 1998 Stock Option Plan
(3)  Represents 15,560 shares for the 1998 Stock Option Plan and
     1,472,051 shares for the Management Equity Incentive Plan
(4) There is a cumulative cap on the 1996 Stock Option Plan, the 1998 Stock Option Plan and the 2000 Stock Award Plan of
     160,000 shares.

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

MANAGEMENT EQUITY INCENTIVE PLAN

     In December 2003, concurrently with the completion of the restructuring of our financing arrangements with ING, our board of directors authorized the adoption of a Management Equity Incentive Plan (the "Incentive Plan"). Under the Incentive Plan, a total of 1,472,051 shares of our common stock may be granted to our key personnel. Our Board has formed an initial allocation committee to direct the initial allocation of 717,373 of these shares. This initial allocation committee consists of Mr.
Hutchison (as Chairman of the Compensation Committee), Mr. Brackpool and Mr. Richard Stoddard (a consultant to Cadiz). The Board has authorized the initial allocation committee to award all or part of the initial allocation shares to key personnel (including members of such committee) without further approval of the Board. Any initial allocation shares so granted will be subject to vesting conditions. One-third of the shares granted will vest immediately on the date of the grant. The remaining two-thirds will vest in two equal installments on December 11, 2004 and December 11, 2005 (subject to continued status of the recipient as an employee or consultant to Cadiz as of the respective vesting date, but also subject to immediate vesting in full of any theretofore unvested shares upon any termination without cause).

     The 754,678 shares covered by the Incentive Plan which are not part of the initial allocation are issuable pursuant to the direction of, and upon such vesting and other conditions as may be established by, the Compensation Committee.

     As of September 30, 2004, no shares have been issued under the Incentive Plan.

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

CLASS OF COMMON STOCK

                                AMOUNT AND NATURE OF      PERCENT
  NAME AND ADDRESS              BENEFICIAL OWNERSHIP      OF CLASS
  ----------------              --------------------      --------
  ING Groep N.V.                    1,828,429(1)           21.9%
  ING Capital LLC
  Amstelveenseweg 500
  1081 KL Amsterdam

  SACC Partners LP                    634,699(2)            9.6%
  Riley Investment Management
  LLC
  B. Riley & Co. Inc.
  B. Riley & Co. Retirement
  Trust
  11100 Santa Monica Blvd.,
  Suite 800
  Los Angeles, CA  90025

  FMR Corp.					  602,806(8)            9.1%
  82 Devonshire Street
  Boston, MA  02109

  Bedford Oak Partners, L.P.          601,500(4)            9.1%
  Bedford Oak Capital, L.P.
  Bedford Oak Offshore
  100 South Bedford Road
  Mt. Kisco, NY 10549

  Lloyd Miller MILGRAT I              501,400(3)            7.6%
  Lloyd I. Miller Fund C
  Lloyd Miller A4 Trust
  Lloyd Miller MILFAM II
  4550 Gordon Drive
  Naples, FL  34102-7914

  Morgan Stanley & Co. International  339,603(5)            5.1%
   Limited
  1585 Broadway
  New York, NY  10036

  Keith Brackpool                     127,223(6)            1.9%
  c/o 777 S. Figueroa St.,
  Suite 4250
  Los Angeles, CA 90017

  Timothy J. Shaheen                   10,109                 *
  c/o 777 S. Figueroa St.,
  Suite 4250
  Los Angeles, CA 90017

  Murray Hutchison                      6,490(7)              *
  c/o 777 S. Figueroa St.,
  Suite 4250
  Los Angeles, CA 90017

  Geoffrey Arens                            0                 *
  c/o 777 S. Figueroa St.,
  Suite 4250
  Los Angeles, CA 90017

  Gregory Ritchie                       1,000                 *
  c/o 777 S. Figueroa St.,
  Suite 4250
  Los Angeles, CA 90017

  All directors and officers          144,822(6)(7)
  as a group
  (seven individuals)

-----------------------------------------------------------------
 *  Represents less than one percent of the 6,612,665
    outstanding shares of common stock of Cadiz as of March 31, 2004

                CLASS OF SERIES F PREFERRED STOCK

                           AMOUNT AND NATURE OF      PERCENT
NAME AND ADDRESS           BENEFICIAL OWNERSHIP      OF CLASS
----------------           --------------------      --------
ING Groep N.V.                  100,000(1)             100%
ING Capital LLC
Amstelveenseweg 500
1081 KL Amsterdam

 (1) Based upon a Schedule 13D filed on February 2, 2004 with the
     SEC by ING Groep N.V. on behalf of its wholly-owned subsidiary ING Capital LLC, and based on Cadiz corporate records, the ING entities beneficially own 100,000 shares of Cadiz Series F Preferred Stock and have sole voting and dispositive power as to all of the shares. The preferred stock held by ING is initially convertible into 1,728,955 shares of Cadiz common stock. In addition to the preferred stock, ING holds 99,474 shares of Cadiz common stock, 94,000 of which were issued at the end of 2003 upon ING's exercise of warrants, and ING has sole voting and dispositive power as to the common stock. The principal office of ING Capital LLC is located at 1325 Avenue of the Americas, New York, NY 10019.

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

 (8) Based upon a Schedule 13G files on October 14, 2004 with the SEC by FMR Corp. and its affiliated entities, Cadiz corporate records of stock issuances and correspondence with FMR Corp., the listed affiliated entities beneficially own an aggregate of 602,806 shares of Cadiz common stock, and have sole voting and dispositive power of the stock.


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


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     For the fiscal years ended December 31, 2003 and 2002, professional services were performed by PricewaterhouseCoopers LLC (PwC). Cadiz' audit committee annually approves the engagement of outside auditors for audit services in advance. The audit committee has also established complementary procedures to require pre-approval of all audit-related, tax and permitted non-audit services provided by PwC, and to consider whether the outside auditors' provision of non-audit services to Cadiz is compatible with maintaining the independence of the outside auditors. The audit committee may delegate pre-approval authority to one or more of its members. Any such fees pre-approved in this manner shall be reported to the audit committee at its next scheduled meeting. All services described below were pre-approved by the audit committee.

     All fees for services rendered by PwC aggregated $296,050 and $307,726 for the fiscal years ended December 31, 2003 and 2002, respectively, and were composed of the following:

     Audit Fees. The aggregate fees billed for the audit of the annual financial statements for the fiscal years ended December 31, 2003 and 2002, for reviews of the financial statements included in the Company's Quarterly Reports on Form 10Q, and for assistance with and review of documents filed with the SEC were $296,050 for 2003 and $246,500 for 2002.

     Audit Related Fees. The aggregate fees billed for audit-related services for the fiscal years ended December 31, 2003 and 2002 were $0 and $48,976, respectively. These fees relate to assurance and related services performed by PwC that are reasonably related to the performance of the audit or review of the Company's financial statements. These services include attest services that are not required by statute or regulation, internal control reviews and consultations concerning financial accounting and reporting matters.

     Tax Fees. Fees billed for tax services for the fiscal years ended December 31, 2003 and 2002 were $0 and $12,250, respectively.

     All Other Fees. No other fees were billed The aggregate fees billed by PwC to Cadiz for services other than as discussed above for the fiscal years ended December 31, 2003 and 2002.

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

        3.1  Cadiz Certificate of Incorporation, as
             amended(1)

        3.2  Amendment to Cadiz Certificate of
             Incorporation dated November 8, 1996(2)

        3.3  Amendment to Cadiz Certificate of
             Incorporation dated September 1, 1998(3)

        3.4  Amendment to Cadiz Certificate of
             Incorporation dated December 15, 2003

        3.5  Certificate of Elimination of Series D
             Preferred Stock, Series E-1 Preferred Stock and
             Series E-2 Preferred Stock of Cadiz Inc. dated
             December 15, 2003

        3.6  Certificate of Elimination of Series A Junior
             Participating Preferred Stock of Cadiz Inc., dated
             March 25, 2004

        3.7  Certificate of Designations of Series F
             Preferred Stock of Cadiz Inc. dated December 15,
             2003

        3.8  Cadiz Bylaws, as amended (4)

        4.1  Indenture, dated as of April 16, 1997 among
             Sun World as issuer, Sun World and certain subsidiaries of Sun World as guarantors, and IBJ Whitehall Bank & Trust Company as trustee, for the benefit of holders of 11.25% First Mortgage Notes due 2004 (including as Exhibit A to the Indenture, the form of the Global Note and the form of each Guarantee)(5)

        4.2  Amendment to Indenture dated as of October 9,
             1997(6)

        4.3  Amendment to Indenture dated as of January 23,
             1998(7)

        4.4  Preferred Stock Exchange Agreement, dated
             October 20, 2003, by and among Cadiz Inc., OZ
             Master Fund, Ltd. and OZF Credit Opportunities
             Master Fund, Ltd.

        10.1 Cadiz Inc. 1996 Stock Option Plan(4)

        10.2 Amendment to the Cadiz Inc. 1996 Stock Option
             Plan(10)

        10.3 Amended and Restated Cadiz Inc. 1998 Non-
             Qualified Stock Option Plan(15)

        10.4 Cadiz Inc. 2000 Stock Award Plan(8)

        10.5 Security Agreement between Cadiz Inc. and
             Keith Brackpool dated July 5, 2002(9)

        10.6 Pledge Agreement between Keith Brackpool and Cadiz Inc. dated November 2002(10)

        10.7 Agreement Regarding Employment Between Cadiz
             Inc. and Keith Brackpool dated July 5, 2003(11)

        10.8 Agreement Regarding Satisfaction of Note
             Obligations Between Cadiz Inc. and Keith Brackpool dated July 5, 2003(11)

        10.9 Employment Agreement dated September 13, 1996 between Sun World International, Inc., Cadiz Inc.
             and Timothy J. Shaheen(12)

       10.10 Sixth Amended and Restated Credit
             Agreement, dated as of December 15, 2003, among Cadiz Inc., Cadiz Real Estate LLC, and ING Capital
             LLC, as Administrative Agent, and the lenders party thereto

       10.11 Sixth Global Amendment Agreement, dated as of December 15, 2003, between Cadiz Inc., Cadiz
             Real Estate LLC, and ING Capital LLC

       10.12 ING Capital LLC Amended and Restated Tranche A Note in principal amount of $25 million

       10.13 ING Capital LLC Amended and Restated Tranche B Note in principal amount of $10 million

       10.14 Limited Liability Company Agreement of Cadiz Real
             Estate LLC dated December 11, 2003

       10.15 The Cadiz Groundwater Storage and Dry-
             Year Supply Program Definitive Economic Terms and
             Responsibilities between Metropolitan Water
             District of Southern California and Cadiz dated
             March 6, 2001(13)

       10.16 Sun World-Bondholder-Cadiz Term Sheet and Agreement in Principle, dated as of October 13, 2003, by and among Cadiz, Sun World International, Inc. and its debtor affiliates, and Black Diamond Capital Management, L.L.C. and CFSC Wayland Advisers, Inc. and their respective affiliates

       10.17 Sun World Noteholder Trust Agreement, dated December 15, 2003, by and among Cadiz Inc.,
             Logan & Company, as Trustee, Black Diamond Capital
             Management, L.L.C. on behalf of its affiliates, and CFSC Wayland Advisers, Inc.

       10.18 Assignment of Claims, dated December 15,
             2003, by Cadiz Inc. and the Sun World Noteholder
             Trust

       10.19 Pledge Agreement, dated as of December
             12, 2003, by and between Cadiz Inc., as Pledgor, and Sun World Noteholder Trust, as Secured Party

       10.20 Agreement re Closing of "Sun World-
             Bondholder-Cadiz Term Sheet and Agreement in
             Principle", dated as of November 24, 2003, by and between Cadiz Inc. and Black Diamond Capital Management, L.L.C. and CFSC Wayland Advisers, Inc. and their respective affiliates

       10.21 Mutual General Release, dated December
             15, 2003 by and between Cadiz Inc., and Sun World
             International, Inc., Sun Desert Inc., Coachella
             Growers and Sun World/Rayo

       10.22 Resolution of the Directors of Cadiz Inc., authorizing the Management Equity Incentive Plan.

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

---------------------------
          (1) Previously filed as an Exhibit to our Registration Statement of Form S-1 (Registration No. 33-75642) declared effective May 16, 1994 filed on February 23, 1994
          (2) Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended September 30, 1996 filed on November 14, 1996
          (3) Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 filed on November 13, 1998
          (4) Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed on August 13, 1999
          (5) Previously filed as an Exhibit to Amendment No. 1 to our Form S-1 Registration Statement No. 333-19109 filed on April 29, 1997
          (6) Previously filed as an Exhibit to Amendment No. 2 to Sun World's Form S-4 Registration Statement No. 333-31103 filed on October 14, 1997
          (7) Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed on March 26, 1998
          (8) Previously filed as Appendix A to our Proxy Statement dated April 5, 2000, filed on March 29, 2000
          (9) Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002
          (10) Previously filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2002 filed concurrently with this Annual Report on Form 10-K
          (11) Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended September 30, 2003 filed concurrently with this Annual Report on Form 10-K
          (12) Previously filed as an Exhibit to our Transition Report on Form 10-K for the nine months ended December 31, 1996 filed on April 14, 1997
          (13) Previously filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 28, 2002.

     (B)  REPORTS ON FORM 8-K

     We filed a report on Form 8-K dated December 17, 2003 reporting numerous transactions involved with the comprehensive refinancing of the Company, extension of the Company's senior debt, exchange of its pre-existing preferred stock into shares of common stock, divestiture of its agricultural subsidiary and the implementation of a one for 25 reverse stock split.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                              CADIZ INC.

                              By:  /s/  Keith Brackpool
                                   --------------------
                                   Keith Brackpool,
                                   Chairman and Chief Executive
                                   and Financial Officer

                                 Date:  November 1, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

     NAME AND POSITION                            DATE
     -------------------                          ----



/s/  Keith Brackpool                            November 1, 2004
--------------------------------------------            ---
Keith Brackpool, Chairman and Chief Executive
and Financial Officer
(Principal Executive, Financial and Accounting Officer)


/s/  Murray H. Hutchison                        November 1, 2004
--------------------------------------------            ---
Murray H. Hutchison, Director


/s/  Timothy J. Shaheen                         November 1, 2004
--------------------------------------------            ---
Timothy J. Shaheen, Director


/s/  Geoffrey Arens                             November 1, 2004
--------------------------------------------            ---
Geoffrey Arens, Director


/s/  Gregory Ritchie                            November 1, 2004
--------------------------------------------            ---
Gregory Ritchie, Director

CADIZ INC. FINANCIAL STATEMENTS
-------------------------------
                                                          Page

Report of Independent Registered Public Accounting Firm. . . . 59

Consolidated Statement of Operations for the three years ended
December 31, 2003. . . . . . . . . . . . . . . . . . . . . . . 60

Consolidated Balance Sheet as of December 31, 2003 and 2002. . 61

Consolidated Statement of Cash Flows for the three years ended
December 31, 2003. . . . . . . . . . . . . . . . . . . . . . . 63

Consolidated Statement of Stockholders' Equity for the three years ended December 31, 2003 . . . . . . . . . . . . . . . . .65

Notes to the Consolidated Financial Statements. . . . . . . . .67


CADIZ INC. FINANCIAL STATEMENT SCHEDULES
----------------------------------------

Schedule I - Condensed Financial Information of Registrant for
the three years ended December 31, 2003. . . . . . . . . . . .104

Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 2003. . . . . . . . . . . . . . . . .108


SUN WORLD INTERNATIONAL, INC. FINANCIAL STATEMENTS
--------------------------------------------------

Report of Independent Registered Public Accounting Firm. . . .109

Consolidated Statement of Operations for the three years
ended December 31, 2003. . . . . . . . . . . . . . . . . . . .110

Consolidated Balance Sheet as of December 31, 2003 and 2002. .111

Consolidated Statement of Cash Flows for the three years ended
December 31, 2003. . . . . . . . . . . . . . . . . . . . . . .112

Consolidated Statement of Stockholder's Equity for the three years ended December 31, 2003. . . . . . . . . . . . . . . . .113

Notes to the Consolidated Financial Statements. . . . . . . . 114


(Schedules other than those listed above have been omitted since they are either not required, inapplicable, or the required information is included on the financial statements or notes thereto.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cadiz Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows and stockholders' equity present fairly, in all material respects, the financial position of Cadiz Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 to the accompanying financial statements, the Company incurred losses of approximately $11.5 million and $22.2 million in 2003 and 2002, respectively, and used cash for operating activities of $6.6 million and $10.1 million in 2003 and 2002, respectively. In addition, the Company's wholly-owned subsidiary, Sun World International, Inc., and certain of its subsidiaries ("Sun World") filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on January 30, 2003. Management of Sun World continues to operate as debtor-in-possession until a Plan of Reorganization is approved by its creditors and confirmed by the Bankruptcy Court. The Company's and Sun World's objectives in regard to this matter are also discussed in Note 2. The accompanying consolidated financial statements have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business. The matters described above and the uncertainties inherent in the bankruptcy process raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  PricewaterhouseCoopers LLP
-------------------------------
PricewaterhouseCoopers LLP


Los Angeles, California
September 18, 2004

                                CADIZ INC.

                  CONSOLIDATED STATEMENT OF OPERATIONS

------------------------------------------------------------------------
                                          Three Year Ended December 31,
(In thousands, except per share data)      2003       2002        2001
------------------------------------------------------------------------

Revenues                                 $   3,162  $ 114,250  $  92,402
Special litigation recovery                      -          -      7,929
                                         ---------  ---------  ---------

 Total revenues and special
  litigation recovery                        3,162    114,250    100,331
                                         ---------  ---------  ---------

Costs and expenses:
 Cost of sales                               2,965     86,356     79,108
 General and administrative                  5,235     16,953     12,913
 Write off of investment in subsidiary         195          -          -
 Reorganization costs                          655          -          -
 Non-recurring compensation expense              -          -      5,537
 Removal of underperforming crops                -      4,514        736
 Depreciation and amortization                 743      7,480      8,151
                                         ---------  ---------  ---------

 Total costs and expenses                    9,793    115,303    106,445
                                         ---------  ---------  ---------

Operating loss                              (6,631)    (1,053)    (6,114)

Interest expense, net                        4,905     21,172     19,551
                                         ---------  ---------  ---------

Net loss before income taxes               (11,536)   (22,225)   (25,665)

Income tax expense                               -          -         57
                                         ---------  ---------  ---------

Net loss                                   (11,536)   (22,225)   (25,722)

Less:  Preferred stock dividends               918      1,125        591
       Imputed dividend on
        preferred stock                      1,600        984        441
                                         ---------  ---------  ---------

Net loss applicable to common stock      $ (14,054) $ (24,334) $ (26,754)
                                         =========  =========  =========
Basic and diluted net loss per share     $   (6.39) $  (16.76) $  (18.66)
                                         =========  =========  =========

Weighted-average shares outstanding          2,200      1,452      1,434
                                         =========  =========  =========

See accompanying notes to the consolidated financial statements.

                                CADIZ INC.

                        CONSOLIDATED BALANCE SHEET

------------------------------------------------------------------------
                                                      December 31,
($ in thousands)                                    2003       2002
------------------------------------------------------------------------
ASSETS

Current assets:
Cash and cash equivalents                         $   3,422  $   3,229
Accounts receivable, net                                  -      6,732
Note receivable from officer                              -      1,022
Inventories                                               -     13,513
Prepaid expenses and other                              248      1,166
                                                  ---------  ---------
  Total current assets                                3,670     25,662


Property, plant, equipment and water
 programs, net                                       39,514    154,928
Goodwill                                              3,813      3,813
Restricted cash                                       2,142          -
Other assets                                            387      7,480
                                                  ---------  ---------

                                                  $  49,526  $ 191,883
                                                  =========  =========
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                 $     857  $   7,394
 Accrued liabilities                                  1,545      6,816
 Revolving credit facility                                -      4,400
 Long-term debt, current portion                          -     41,019
                                                  ---------  ---------

  Total current liabilities                           2,402     59,629

Long-term debt                                       30,253    115,447
Deferred income taxes                                     -      5,447
Other liabilities                                       654      1,539

Contingencies (Note 16)

Series D redeemable convertible preferred stock
 - $0.01 par value:
  5,000 shares authorized; shares issued and
  outstanding - none at December 31, 2003 and
  5,000 at December 31, 2002                              -      4,536

Series E-1 and E-2 redeemable convertible
 preferred stock - $0.01 par value:
  7,500 shares authorized; shares issued and
  outstanding - none at December 31, 2003 and
  7,500 at December 31, 2002                              -      6,406

Stockholders' equity:
 Series F convertible preferred stock - $.01
  par value:
  100,000 shares authorized; shares issued and
  outstanding - 100,000 at December 31, 2003		    1          -
 Common stock - $0.01 par value:
  70,000,000 shares authorized; shares issued
  and outstanding 6,471,385 at December 31, 2003
  and 1,458,659 at December 31, 2002                     65         15

Additional paid-in capital                          184,974    156,151
Accumulated deficit                                (168,823)  (157,287)
                                                  ---------  ---------
  Total stockholders' equity                         16,217     (1,121)
                                                  ---------  ---------

                                                  $  49,526  $ 191,883
                                                  =========  =========

See accompanying notes to the consolidated financial statements.

                                CADIZ INC.

                  CONSOLIDATED STATEMENT OF CASH FLOWS

------------------------------------------------------------------------
                                             Year Ended December 31,
($ in thousands)                           2003       2002       2001
------------------------------------------------------------------------

Cash flows from operating activities:
 Net loss                               $ (11,536) $ (22,225) $ (25,722)
 Adjustments to reconcile net loss to
  net cash used for operating activities:
   Depreciation and amortization            1,602     13,241     11,664
   Write off of investment in subsidiary      195          -          -
   Stock issued for services                  550          -          -
   Compensation paid through settlement
    of note receivable from officer		    841          -          -
   Interest paid in common stock               12          -          -
   Loss (gain) on disposal of assets           43        346       (421)
   Removal of underperforming crops             -      4,514        736
   Land received in litigation recovery         -          -     (2,000)
   Shares of KADCO stock earned for
    services                                    -     (1,250)    (1,250)
   Compensation charge for deferred
    stock units                               152        579        566
   Non-recurring compensation expense           -          -      5,537
   Accrued interest on note receivable
    from officer                                -        (22)         -
   Changes in operating assets and
    liabilities:
     Decrease (increase) in accounts
      receivable                            1,488       (405)     1,557
     Decrease (increase) in
      inventories                          (3,043)    (1,116)     1,830
     Increase in prepaid expenses
      and other                              (112)      (378)      (157)
     Increase (decrease) in accounts
      payable                               1,393     (4,365)     3,858
     (Decrease) increase in accrued
      liabilities                           1,831        633       (551)
     Increase in other liabilities              -        315         51
                                        ---------  ---------  ---------
   Net cash used for operating
    activities                             (6,584)   (10,133)    (4,302)
                                        ---------  ---------  ---------

Cash flows from investing activities:
 Deconsolidation of subsidiary             (1,019)         -          -
 Additions to property, plant
  and equipment                              (140)      (638)    (1,583)
 Additions to water programs                    -       (643)    (1,359)
 Additions to developing crops               (231)    (2,176)    (3,124)
 Proceeds from disposal of property,
  plant and equipment                           -      2,463        452
 Loan to officer                              181     (1,000)         -
 Increase in restricted cash               (2,142)         -          -
 Decrease (increase) in other assets         (104)       (95)       154
                                        ---------  ---------  ---------

   Net cash used for investing
    activities                             (3,455)    (2,089)    (5,460)
                                        ---------  ---------  ---------

Cash flows from financing activities:
 Net proceeds from issuance of stock       10,304        764      1,583
 Proceeds from issuance of
  long-term debt                              135          -      7,500
 Financing costs                             (400)         -          -
 Proceeds from convertible
  note payable                                200          -          -
 Net proceeds from short-term
  borrowings                                    -     14,400          -
 Principal payments on long-term debt          (7)      (761)    (1,564)
 Bank overdraft                                 -       (410)       410
                                        ---------  ---------  ---------

   Net cash provided by financing
    activities                             10,232     13,993      7,929
                                        ---------  ---------  ---------

Net increase (decrease) in cash and
 cash equivalents                             193      1,771     (1,833)

Cash and cash equivalents, beginning
 of period                                  3,229      1,458      3,291
                                        ---------  ---------  ---------

Cash and cash equivalents, end of
 period                                 $   3,422  $   3,229  $   1,458
                                        =========  =========  =========

Non-cash financing and investing activities:

Settlement of note receivable from
 officer                                $     841  $       -  $       -
Common stock issued upon conversion of
 preferred stock				       14,020          -          -
Issuance of preferred stock with loan
 extension                                  5,000          -          -
Issuance of common stock upon conversion
 of note payable                              212          -          -
Exchange of deferred stock units for
 common stock                               1,054         43          -
Payment of preferred stock dividends
 with common stock                              -        908        245

See accompanying notes to the consolidated financial statements.

                                   CADIZ INC.

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------
For the Years Ended December 31, 2003, 2002 and 2001
($ in thousands)
--------------------------------------------------------------------------------
              PREFERRED STOCK   COMMON STOCK ADDITIONAL                TOTAL
              ---------------   ------------  PAID-IN  ACCUMULATED STOCKHOLDERS'
              SHARES   AMOUNT  SHARES  AMOUNT CAPITAL     DEFICIT     EQUITY
              ------   ------  ------  ------ -------     -------     ------

Balance as of
 December 31,
 2000               -     -  1,426,987  $ 14  $ 143,049  $(109,340)  $  33,723
Exercise of
 stock options
 and stock
 awards             -     -     13,247     -      1,583          -       1,583
Issuance of
 warrants to
 lenders            -     -          -     -      1,435          -       1,435
Payment of
 preferred stock
 dividends
 with common
 stock              -     -        999     -        245          -         245
Preferred stock
 dividend           -     -          -     -       (591)         -        (591)
Non-recurring
 compensation       -     -          -     -      5,537          -       5,537
Stock issued
 in connection
 with Series E-1
 and E-2
 convertible
 preferred
 stock              -     -       1,600     -        320          -         320
Issuance of
 warrants and
 beneficial
 conversion
 feature for
 Series E-1 and
 E-2 convertible
 preferred stock    -     -          -     -      1,614          -       1,614
Imputed dividend
 from warrants
 and deferred
 beneficial
 conversion
 feature            -     -          -     -       (441)         -        (441)
Net loss            -     -          -     -          -    (25,722)    (25,722)
              -------  ----  ---------  ----  ---------  ---------   ---------

Balance as of
 December 31,
 2001               -     -  1,442,833    14    152,751   (135,062)     17,703

Exercise of
 stock options      -     -      5,741     1        763          -         764
Issuances of
 common stock
 to lender          -     -      1,000     -        208          -         208
Beneficial
 conversion
 feature for
 convertible
 notes payable      -     -          -     -        884          -         884
Exchange of
 deferred stock
 units for
 common stock       -     -      3,482     -         43          -          43
Issuance of
 warrants to
 lenders            -     -          -     -      2,703          -       2,703
Payment of
 preferred stock
 dividends with
 common stock       -     -      5,603     -        908          -         908
Preferred stock
 dividend           -     -          -     -     (1,125)         -      (1,125)
Imputed dividend
 from warrants
 and deferred
 beneficial
 conversion
 feature            -     -          -     -       (984)         -        (984)
Net loss            -     -          -     -          -    (22,225)    (22,225)
              -------  ----  ---------  ----  ---------  ---------   ---------

Balance as of
 December 31,
 2002               -     -  1,458,659    15    156,151   (157,287)     (1,121)

Exchange of
 deferred stock
 units for
 common stock       -     -     26,027     -      1,054          -       1,054
Issuance of
 common stock
 for cash           -     -  4,112,000    41     10,239          -      10,280
Issuance of
 stock to
 lenders            -     -    168,000     2        430          -         432
Issuance of
 common stock
 for services       -     -    128,000     1        279          -         280
Exercise of
 warrants           -     -     94,000     1         23          -          24
Conversion of
 Series D and
 E convertible
 preferred
 stock              -     -    400,000     4     14,016          -      14,020
Conversion of
 convertible
 note payable       -     -     84,699     1        211          -         212
Beneficial
 conversion
 feature of
 note payable       -     -          -     -         90          -          90
Preferred stock
 dividend           -     -          -     -       (918)         -        (918)
Imputed dividend
 from warrants
 and deferred
 beneficial
 conversion
 feature            -     -          -     -     (1,600)         -      (1,600)
Issuance of
 Series F
 convertible
 preferred
 stock        100,000     1          -     -      4,999          -       5,000
Net loss            -     -          -     -          -    (11,536)    (11,536)
              -------  ----  ---------  ----  ---------  ---------   ---------

Balance as
 of December
 31, 2003     100,000  $  1  6,471,385  $ 65  $ 184,974  $(168,823)  $  16,217
              =======  ====  =========  ====  =========  =========   =========

See accompanying notes to the consolidated financial statements.

                          CADIZ INC.

        NOTES TO THE CONSOLIDATE FINANCIAL STATEMENTS
        =============================================

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

    On January 30, 2003, Sun World and certain of its subsidiaries (Sun Desert Inc., Coachella Growers, and Sun World/Rayo) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The filing was made in the United States Bankruptcy Court, Central District of California, Riverside Division. Sun World sought bankruptcy protection in order to access a seasonal financing package of up to $40 million to provide working capital through the 2003-2004 growing seasons. Under the protection of Chapter 11, the Company is managing its affairs and operating its business as a debtor-in-possession while it develops its Plan of Reorganization. Liabilities subject to compromise at December 31, 2003 are summarized as follows (dollars in thousands):

   Accounts payable           $   4,311
   Interest payable               3,795
   Due to parent company         13,500
   Unsecured notes payable        5,000
   Secured notes payable        115,000
                              ---------

    Total                     $ 141,606
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

     The four Sun World entities are the joint proponents of the Debtors' Joint Plan of Reorganization Dated November 24, 2003 (the "Plan"). Under the Plan, which is subject to amendment and modification, the Reorganized Sun World will continue to operate as a going concern on and after the Plan's effective date. The Plan provides for the restructuring of Sun World's balance sheet by providing for Sun World to issue equity interests in the Reorganized Company to the holders of its First Mortgage Notes in full satisfaction of their mortgage note claims; for the payment in full of convenience claims and trade claims; and for Sun World to issue equity interests in the reorganized company to entities holding certain other unsecured claims in full satisfaction of those claims. Exit financing to be provided by an exit lender under the Plan should meet the Company's need for seasonal financing following the effective date. The hearing to consider the adequacy of the disclosure statement accompanying the Plan, most recently scheduled for June 11, 2004, has been subject to several postponements and no hearing date is currently scheduled.

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

     At January 30, 2003, due to the Company's loss of control over the operations of Sun World, the financial statements are no longer consolidated with those of Cadiz. Instead, Cadiz accounts for its investment in Sun World on the cost basis of accounting. As a result, the Company wrote off its net investment in Sun World of $195 thousand at the Chapter 11 filing date because it does not anticipate being able to recover its investment.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

BASIS OF PRESENTATION

     The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business. The Company incurred losses of $11.5 million and $22.2 million in 2003 and 2002, respectively, had working capital of $1.3 million at December 31, 2003, and used cash in operations of $6.6 million and $10.1 million in 2003 and 2002, respectively. In addition, Sun World filed for reorganization under Chapter 11 of the Bankruptcy Code. The financial statements of the Company do not purport to reflect or to provide for all of the consequences of an ongoing Chapter 11 reorganization. Specifically, but not all-inclusive, the financial statements of the Company do not present: (a) the realizable value of assets on a liquidation basis or the availability of such assets to satisfy liabilities, (b) the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 reorganization, or (c) the effect of changes which may be made resulting from a Plan of Reorganization. The appropriateness of using the going-concern basis is dependent upon, among other things, confirmation of a Plan of Reorganization, future profitable operations, the ability to comply with provisions of financing agreements and the ability to generate sufficient cash from operations to meet obligations.

     During the quarter ended June 30, 2003, the Company raised
$1.7 million cash and during the quarter ended December 31, 2003, $8.6 million in cash through private sales of common stock. Based on current forecasts, the Company believes it has sufficient resources to fund normal operations until May 2005. There is no assurance that additional financing (public or private) will be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of the Company's existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If the Company cannot raise needed funds, it might be forced to make further substantial reductions in its operating expenses, which could adversely affect its ability to implement its current business plan and ultimately its viability as a company. These financial statements do not include any adjustments that might result from these uncertainties.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and those of Sun World until January 30, 2003, at which date Sun World and certain of its subsidiaries (Sun Desert Inc., Coachella Growers, and Sun World/Rayo) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. As of that date, due to the Company's loss of control over the operations of Sun World, the financial statements of Sun World are no longer consolidated with those of Cadiz, but instead, Cadiz accounts for its investment in Sun World on the cost basis of accounting. As a result of changing to the cost basis of accounting on January 31, 2003, the Company had a net investment in Sun World of $195,000 consisting of loans and other amounts due from Sun World of $13,500,000 less losses in excess of investment in Sun World of $13,305,000. The Company wrote off its net investment in Sun World during the quarter ended March 31, 2003 because it does not anticipate being able to recover its investment.

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

     Revenues attributable to one national retailer totaled $0.1 million (2.2%) in 2003, $9.6 million (8.4%) in 2002 and $7.9 million (8.5%) in 2001. Revenues attributable to another national retailer totaled $.05 million (16.6%) in 2003. Export sales accounted for approximately 6.1%, 12.1% and 8.4% of the Company's revenues for the years ended December 31, 2003, 2002 and 2001, respectively. Services and license revenues were less than 10% of total revenues for each of the years in the three-year period ended December 31, 2003.

RESEARCH AND DEVELOPMENT

     Sun World incurs costs to research and develop new varieties of proprietary products. Research and development costs are expensed as incurred. Such costs were approximately $183,000 for the month ended January 31, 2003, $2,424,000 for the year ended December 31, 2002, and $2,023,000 for the year ended December 31, 2001.

NET LOSS PER COMMON SHARE

     Basic Earnings Per Share (EPS) is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any, by the weighted-average common shares outstanding. Options, deferred stock units, warrants, and participating and redeemable preferred stock convertible into or exercisable for certain shares of the Company's common stock, were not considered in the computation of diluted EPS because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 125,000 shares (including the effect of the convertible Series F preferred stock issued December 15, 2003), 333,000 shares, and 92,000 shares for the years ended December 31, 2003, 2002 and 2001, respectively.

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

     Had compensation cost for these plans been determined using fair value the Company's net loss and net loss per common share would have increased to the following pro forma amounts (dollars in thousands except per share amounts):

                                        YEAR ENDED DECEMBER 31,
                                       2003       2002       2001
                                       ----       ----       ----

Net loss applicable to
 common stock:  As reported          $ (14,054) $ (24,334) $ (26,754)
                Expense under
                 SFAS 123                 (150)      (648)      (949)
                                     ---------  ---------  ---------
                Pro forma            $ (14,204) $ (24,982) $ (27,703)
                                     =========  =========  =========

Net loss per common
 share:         As reported          $   (6.39) $  (16.76) $  (18.66)
                Expense under
                 SFAS 123                (0.07)     (0.45)     (0.66)
                                     ---------  ---------  ---------
                Pro forma            $   (6.46) $  (17.21) $  (19.32)
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

RESTRICTED CASH

     At the closing of the secured term lending, the Company deposited into the lender's cash collateral account the sum of $2,142,000. The deposit represented collateral for future interest payments on the Company's credit facility accruing at the rate of 4% per annum from October 1, 2003 until March 31, 2005. This amount is shown on the balance sheet as Restricted Cash.

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

     During the years ended December 31, 2002 and 2001, the Company incurred costs to remove certain underperforming crops, primarily stonefruit, citrus, and wine grapes. The Company recorded a charge of $4,514,000 and $736,000 in 2002 and 2001, respectively, in connection with the removal costs and write off of capitalized costs related to these crops which is shown under the heading "Removal of underperforming crops" on the Consolidated Statement of Operations.

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

     Amortization expense on goodwill was $234,000 for the year ended December 31, 2001. As required by SFAS No. 142, the results for the prior years have not been restated. Had the Company applied the non-amortization provisions related to goodwill under SFAS No. 142 for all periods presented, the Company's net loss and net loss per share would have been as follows (in thousands, except per share amounts):


                                        2003       2002       2001
                                        ----       ----       ----

Reported net loss applicable to
 common stock                        $ (14,054) $ (24,334) $ (26,754)
Goodwill amortization, net of tax            -          -        234
                                     ---------  ---------  ---------
Adjusted net loss                    $ (14,054) $ (24,334) $ (26,520)
                                     =========  =========  =========

Basic and diluted net loss per share:
 As reported                         $   (6.39) $  (16.76) $  (18.66)
 Goodwill amortization                       -          -       0.16
                                     ---------  ---------  ---------

Adjusted basic and diluted net
 loss per share                          (6.39) $ (16.76)  $  (18.50)
                                     =========  =========  =========


     Capitalized loan fees represent costs incurred to obtain debt financing. Such costs are amortized over the life of the related loan. At December 31, 2003, the majority of capitalized loan fees relate to costs incurred in connection with the extension of the debt with ING described in Note 10. At December 31, 2002, the majority of capitalized loan fees relate to the issuance of the First Mortgage Notes described in Note 10.

     Trademark development costs represent legal costs incurred to obtain and defend patents and trademarks related to the Company's proprietary products throughout the world. Such costs are capitalized and amortized over their estimated useful life, which range from 10 to 20 years.

     In October 1999, Sun World entered into a management agreement with Kingdom Agricultural Development Company (KADCO) to develop and manage up to 100,000 acres of agricultural land in southern Egypt called the Tushka project. KADCO is controlled by His Royal Highness Prince Alwaleed Bin Talal Bin Abdulaziz Alsuad. As compensation for project development and management, Sun World earns a quarterly fee of $312,500 based upon meeting developmental milestones to be paid through an equity interest in KADCO. The management agreement expired on September 30, 2003.
Sun World will receive licensing revenues from KADCO in the future based upon planting of proprietary varieties at the Tushka project. KADCO is currently engaged in a private placement to raise the required funds to develop the project. Sun World anticipated receiving shares in KADCO for payment of its project development and management fee in connection with the completion of the private placement. The amount of shares to be received will be the current per share price used for the private placement divided into the total amount of management fee earned which is shown under the heading, "Receivable from KADCO to be paid in common shares" in Note 7.

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

SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest during the years ended December 31, 2003, 2002 and 2001 was $3,913,000, $15,262,000, and $16,020,000,
respectively. Cash paid for income taxes during the years ended December 31, 2003, 2002 and 2001 was $0, $71,000 and $57,000,
respectively.

NEW ACCOUNTING PRONOUNCEMENTS

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

  * a financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer s equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and

  * a financial instrument that embodies an unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer s equity shares, or (3) variations inversely related to changes in the fair value of the issuer's equity shares.

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

     In March 2004, the consensus of Emerging Issues Task Force (EITF) Issue No. 03-06, Participating Securities and the Two-Class Method under FASB Statement 128, was published. EITF Issue No. 03-06 addresses the computations of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. Further guidance on the application and allocations of the two-class method of calculating earnings per share is also included. The provisions of EITF Issue No. 03-06 will be effective for reporting periods beginning after March 31, 2004. The adoption of this guidance is not expected to have significant impact on the Company's financial results of operations and financial position.


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

     The Agreement of Employment dated July 5, 2003, has an initial term of February 1, 2003, through September 30, 2003; provides for a fixed amount of monthly compensation; and allows for a new employment agreement to be negotiated, if mutually agreeable, upon expiration of the term of the agreement. Although the initial term of the agreement has expired, the CEO continues to provide services to the Company under the terms of the agreement.

NOTE 4 - ACCOUNTS RECEIVABLE
----------------------------

     Accounts receivable at December 31, 2002, consisted of the following (dollars in thousands):

                                              DECEMBER 31,
                                                  2002
                                                  ----
          Trade receivables                    $   4,303
          Due from unaffiliated growers               24
          Other                                    2,952
                                               ---------
                                                   7,279
          Less allowance for doubtful accounts      (547)
                                               ---------

                                               $   6,732
                                               =========

     Substantially all trade receivables in 2002 are from large domestic national and regional supermarket chain stores and produce brokers and are unsecured. Amounts due from unaffiliated growers represent receivables for harvest advances and for services (harvest, haul and pack) provided on behalf of growers under agreement with Sun World and are recovered from proceeds of product sales. Other receivables primarily include wine grape and raisin sales, proceeds due from third party marketers, receivables for international licensing, and other miscellaneous receivables.


NOTE 5 - INVENTORIES
--------------------

     Inventories at December 31, 2002, consisted of the following
(dollars in thousands):

                                              DECEMBER 31,
                                                  2002
                                                  ----

          Growing crops                        $  10,702
          Materials and supplies                   2,525
          Harvested product                          286
                                               ---------

                                               $  13,513
                                               =========

NOTE 6 - PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS
------------------------------------------------------

     Property, plant, equipment and water programs consist of the following (dollars in thousands):

                                                   DECEMBER 31,
                                                 2003       2002
                                                 ----       ----

          Land and land improvements           $  22,010  $  66,372
          Permanent crops                          6,494     61,994
          Developing crops                           192     11,624
          Water programs                          14,274     16,859
          Buildings                                1,408     22,620
          Machinery and equipment                  3,590     20,818
                                               ---------  ---------

                                                  47,968    200,287
          Less accumulated depreciation           (8,454)   (45,359)
                                               ---------  ---------

                                               $  39,514  $ 154,928
                                               =========  =========

     Depreciation expense during the years ended December 31, 2003, 2002 and 2001 was $683,000, $7,178,000 and $7,699,000
respectively.

     Permanent crops and developing crops shown as Cadiz assets are leased to Sun World and an unaffiliated third party as Cadiz does not conduct agricultural operations.


NOTE 7 - OTHER ASSETS
---------------------

     Other assets consist of the following (dollars in
thousands):
                                                   DECEMBER 31,
                                                 2003       2002
                                                  ----      ----
          Deferred loan costs, net             $     387  $   1,156
          Long-term receivables                        -        327
          Capitalized trademark development,
           net                                         -      1,934
          Receivable from KADCO to be paid in
           common shares                               -      4,063
                                               ---------  ---------

                                               $     387  $   7,480
                                               =========  =========

     Amortization expense of deferred loan costs was $641,000, $5,761,000 and $3,748,000 in 2003, 2002, and 2001, respectively, and is included in interest expense in the statement of operations. Amortization expense for capitalized trademark development was $60,000, $302,000, and $219,000 in 2003, 2002,
and 2001, respectively.

NOTE 8 - ACCRUED LIABILITIES
----------------------------

     Accrued liabilities consist of the following (dollars in thousands):

                                                  DECEMBER 31,
                                                 2003       2002
                                                 ----       ----
          Interest                             $   1,073  $   2,934
          Payroll, bonus, and benefits               248      2,731
          Consulting fee                             150          -
          Preferred stock dividends                    -        561
          Other                                       74        590
                                               ---------  ---------

                                               $   1,545  $   6,816
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

NOTE 10 - LONG-TERM DEBT
------------------------

     At December 31, 2003 and December 31, 2002, the carrying amount of the Company's outstanding debt is summarized as follows
(dollars in thousands):

                                                  DECEMBER 31,
                                                 2003       2002
                                                 ----       ----
  Cadiz obligations:

   Senior term bank loan, interest payable
    semi-annually, interest per annum at 4%
    in cash and 8% paid in kind, due March
    31, 2005.                                  $  35,000  $       -

   Senior term bank loan, interest payable
    quarterly, variable interest rate based
    upon LIBOR plus 3% (4.35% at December 31,
    2002), due January 31, 2003                        -     10,095

   $25 million revolving line of credit,
    interest payable quarterly, variable
    interest rate based upon LIBOR plus 3%
    (4.35% at December 31, 2002), due
    January 31, 2003                                   -     25,000

   Debt discount                                  (4,747)      (326)
                                               ---------  ---------

                                                  30,253     34,769
                                               ---------  ---------

  Sun World obligations:

   Series B First Mortgage Notes, interest
    payable semi-annually with principal
    due in April 2004, interest at 11.25%              -    115,000

   Senior unsecured term loan, interest
    payable quarterly, due December 31,
    2002, interest at (LIBOR plus 5% -
    6.35% at December 31, 2002 and LIBOR
    plus 3% - 5.60% at December 31, 2001)              -      5,000


   Note payable to bank, quarterly principal
    installments of $72 plus interest
    payable monthly, due December 31, 2003,
    interest at prime(4.25% at December 31,
    2002 and 4.75% at December 31, 2001)               -        856

   Note payable to insurance company,
    quarterly installments of $120
    (including interest), due January 1,
    2005, interest at 7.75%                            -        654


   Other                                               -        187
                                               ---------  ---------


                                                       -    121,697
                                               ---------  ---------

                                                  30,253    156,466

  Less current portion                                 -    (41,019)
                                               ---------  ---------

                                               $  30,253  $ 115,447
                                               =========  =========

     Pursuant to the Company's loan agreement, annual maturity of long-term debt outstanding (in thousands), excluding $4,747,000 representing the unamortized portion of debt discount, on December 31, 2003 is as follows: 2005 - $35,000.

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

     The revolving credit facility was fully drawn at December 31, 2002 and 2001, and was secured by a second lien on substantially all of the non-Sun World assets of the Company. During 2001, pursuant to the loan agreement, the Company repriced certain warrants previously issued. In February 2002, the Company completed an amendment to the facility that extended the maturity date of the obligation to January 31, 2003. The interest rate can either be LIBOR plus 300 basis points if paid in cash or LIBOR plus 700 basis points if paid in common stock. In March 2002, the revolving credit facility was increased from $15 million to $25 million, with $10 million of the $25 million revolver convertible into 1,250,000 of the Company's common stock any time prior to January 2003 at the election of the lender. In connection with obtaining the extension of the term loan and revolver and the increase in the revolver, the Company repriced certain warrants previously issued and issued certain additional warrants to purchase shares of the Company's common stock. The estimated fair value of the warrants issued and repriced was calculated using the Black Scholes option pricing model and was recorded as a debt discount and is being amortized over the remaining term of the loan.

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

  * issued to the lender 100,000 shares of series F Preferred stock initially convertible into 1,728,955 shares of common stock; and

  * deposited $2,142,280 in the cash collateral account with the lender representing prepaid interest through March 31, 2005.

     The estimated value of the Series F preferred stock of $5 million was recorded as a debt discount and is being amortized over the initial term of the note through March 31, 2005.

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

     In December 2000, Sun World entered into a two-year $5 million senior unsecured term loan. In connection with obtaining the loan, the Company issued 2,000 shares of the Cadiz' common stock as well as certain warrants to purchase shares of the Cadiz common stock were issued. The fair value of the stock and the warrants were recorded as a debt discount and were fully amortized over the life of the loan through December 31, 2002.
At December 31, 2002, Sun World did not repay the loan and thus, Sun World was in default. With the default, pursuant to the terms of the agreement, the interest rate was increased by 2%.
In connection with Sun

World's Chapter 11 filing, all principal and interest on this obligation have been suspended.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Condensed consolidating financial information as of December
31, 2003 and 2002 and for the three years ended December 31, 2003 for the Company is as follows (in thousands):

CONSOLIDATING STATEMENT
OF OPERATIONS INFORMATION
YEAR ENDED DECEMBER 31, 2003

                     CADIZ    SUN WORLD    ELIMINATIONS    CONSOLIDATED
                     -----    ---------    ------------    ------------

Revenues           $     303  $   3,005     $    (146)       $   3,162
                   ---------  ---------     ---------        ---------
Costs and expenses:
  Cost of sales          333      2,653           (21)           2,965
  General and
   administrative      4,653        707          (125)           5,235
  Write off of
   investment in
   subsidiary            195          -             -              195
  Reorganization
   costs                   -        655             -              655
  Depreciation and
   amortization          553        190             -              743
                   ---------  ---------     ---------        ---------

  Total costs and
   expenses            5,734      4,205          (146)           9,793
                   ---------  ---------     ---------        ---------

Operating loss        (5,431)    (1,200)            -           (6,631)

Loss from
 subsidiary           (2,469)         -         2,469                -
Interest expense,
 net                   3,636      1,269             -            4,905
                   ---------  ---------     ---------        ---------

Loss before income
 taxes               (11,536)    (2,469)        2,469          (11,536)

Income tax expense         -          -             -                -
                   ---------  ---------     ---------        ---------

 Net loss            (11,536)    (2,469)        2,469          (11,536)

Less: Preferred
       stock
       dividends        (918)         -             -             (918)
      Imputed
       dividend on
       preferred
       stock          (1,600)         -             -           (1,600)
                   ---------  ---------     ---------        ---------

Net loss applicable
 to common stock   $ (14,054) $  (2,469)    $   2,469        $ (14,054)
                   =========  =========     =========        =========

CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 31, 2003
                     CADIZ    SUN WORLD    ELIMINATIONS    CONSOLIDATED
                     -----    ---------    ------------    ------------

ASSETS

Current assets:
  Cash and cash
   equivalents     $   3,422  $       -     $       -        $   3,422
  Accounts
   receivable, net         -          -             -                -
  Prepaid expenses
   and other             248          -             -              248
                   ---------  ---------     ---------        ---------

    Total current
     assets            3,670          -             -            3,670

Property, plant,
 equipment and
 water programs,
 net                  39,514          -             -           39,514
Goodwill               3,813          -             -            3,813
Restricted cash        2,142          -             -            2,142
Other assets             387          -             -              387
                   ---------  ---------     ---------        ---------

                   $  49,526  $       -     $       -        $  49,526
                   =========  =========     =========        =========


LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable $     857    $     -     $       -        $     857
  Accrued
   liabilities         1,545          -             -            1,545
                   ---------  ---------     ---------        ---------

     Total current
      liabilities      2,402          -             -            2,402

Long-term debt        30,253          -             -           30,253
Other liabilities        654          -             -              654
Stockholders'
 equity:
Series F
 convertible
 preferred stock           1          -             -                1
Common stock              65          -             -               65
Additional paid-in
 capital             184,974          -             -          184,974
Accumulated
 deficit            (168,823)         -             -         (168,823)
                   ---------  ---------     ---------        ---------

  Total
   stockholders'
   equity             16,217          -             -           16,217
                   ---------  ---------     ---------        ---------

                   $  49,526  $       -     $       -        $  49,526
                   =========  =========     =========        =========

CONSOLIDATING STATEMENT OF
CASH FLOW INFORMATION
YEAR ENDED DECEMBER 31, 2003

                     CADIZ    SUN WORLD    ELIMINATIONS    CONSOLIDATED
                     -----    ---------    ------------    ------------

Net cash used for
 operating
 activities        $  (4,881) $  (1,703)    $       -        $  (6,584)
                   ---------  ---------     ---------        ---------

Cash flows from
 investing
 activities:
 Disposal of
  subsidiary               -     (1,019)            -           (1,019)
 Additions to
  property, plant
  and equipment            -       (140)            -             (140)
 Additions to
  developing crops       (34)      (197)            -             (231)
 Payment of loan
  to officer             181          -             -              181
 Increase in
  restricted cash     (2,142)         -             -           (2,142)
 (Increase)
  decrease in
  other assets             5       (109)            -             (104)
                   ---------  ---------     ---------        ---------

Net cash (used for)
 provided by
 investing
 activities           (1,990)    (1,465)            -           (3,455)
                   ---------  ---------     ---------        ---------

Cash flows from
 financing
 activities:
 Proceeds from
  issuance of long-
  term debt                -        135             -              135
 Net proceeds from
  issuance of
  stock               10,304          -             -           10,304
 Financing costs        (400)         -             -             (400)
 Proceeds from
  convertible note
  payable                200          -             -              200
 Principal payments
  on long-term debt        -         (7)            -               (7)
                   ---------  ---------     ---------        ---------

Net cash provided
 by financing
 activities           10,104        128             -           10,232
                   ---------  ---------     ---------        ---------

Net increase
 (decrease) in
 cash and cash
 equivalents           3,233     (3,040)            -              193

Cash and cash
 equivalents,
 beginning of
 period                  189      3,040             -            3,229
                   ---------  ---------     ---------        ---------

Cash and cash
 equivalents, end
 of period         $   3,422  $       -     $       -        $   3,422
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
                   =========  =========     =========        =========

NOTE 11 - INCOME TAXES
----------------------

     Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available carryforwards. Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows (in thousands):

                                                  DECEMBER 31,
                                                 2003       2002
								 ----       ----

          Deferred tax liabilities:
            Fixed asset basis difference     $       -  $   8,792
            Other                                    -         48
                                             ---------  ---------
              Total deferred tax liabilities         -      8,840
                                             ---------  ---------

          Deferred tax assets:
            Net operating losses                36,663     56,840
            Fixed asset basis difference         6,759      6,849
            State taxes                              -      1,855
            Reserves and accruals                   35      1,508
            Other                                  303      1,359
                                             ---------  ---------

               Total deferred tax assets        43,760    (68,411)

            Valuation allowance for deferred
             tax assets                        (43,760)   (65,018)
                                             ---------  ---------

               Net deferred tax liability    $       -  $   5,447
                                             =========  =========

     The valuation allowance increased (decreased) by $(21,258,000) in 2003 primarily due to the deconsolidation of Sun
World, and $5,613,000, and $11,756,000 in 2002 and 2001, respectively.

     As of December 31, 2003, the Company had net operating loss
(NOL) carryforwards of approximately $109.0 million for federal income tax purposes. Such carryforwards expire in varying amounts through the year 2023. At December 31, 2003, the Company has state NOL carryforwards of $5.0 million. These NOL carryforwards expire in varying amounts through the year 2013.

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

     A reconciliation of the income tax benefit to the statutory federal income tax rate is as follows (dollars in thousands):

                                            YEAR ENDED DECEMBER 31,
                                           2003      2002       2001
                                           ----      ----      ----
   Expected federal income tax
    benefit at 34%                      $  (3,922) $  (7,557) $  (8,726)
   Loss with no tax benefit provided        3,900      7,440      8,541
   Feberal AMT refund                           -        (73)         -
   State income tax                             2          5          6
   Foreign withholding taxes                    -         68         51
   Amortization                                 -          -         79
   Other non-deductible expenses               20        117        106
                                        ---------  ---------  ---------

       Income tax expense (benefit)     $       -  $       -  $      57
                                        =========  =========  =========


NOTE 12 - EMPLOYEE BENEFIT PLANS
--------------------------------

     The Company has a 401(k) Plan for its salaried employees. Employees must work 1,000 hours and have completed one year of service to be eligible to participate in this plan. The Company matches 75% of the first four percent deferred by an employee up to $1,600 per year. In addition, Sun World maintains a defined contribution pension plan covering its employees who (i) are not covered by a collective bargaining agreement, (ii) have at least one year of service and (iii) have worked at least 1,000 hours per year. Contributions are 2% of each covered employee's salary. For those hourly employees covered under a collective bargaining agreement, contributions are made to a multi-employer pension plan in accordance with negotiated labor contracts and are generally based on the number of hours worked. The Company contributed $12,000, $322,000 and $300,000 to the plans for fiscal years 2003, 2002 and 2001, respectively.


NOTE 13 - PREFERRED AND COMMON STOCK
------------------------------------

SERIES F CONVERTIBLE PREFERRED STOCK

     The Company has an authorized class of 100,000 shares of $0.01 par value Series F Convertible Preferred Stock ("Series F Preferred Stock"). On December 15, 2003, the Company issued 100,000 shares of Series F Preferred Stock in conjunction with the extension of the Company's senior term loan's maturity date. The 100,000 preferred shares are initially convertible into 1,728,955 shares of Common Stock of the Company. The number of common shares received upon conversion may adjust if additional common shares are used by the Company. The holders of the Preferred Stock are entitled to receive dividends as if the shares had been converted to Common Stock if dividends are paid on the Company's common stock. The Series F Preferred Stock may not be redeemed by the Company. The estimated value of the Series F Preferred Stock was recorded as a debt discount and is being amortized over the initial term of the senior term loans through March 31, 2005.

SERIES D CONVERTIBLE PREFERRED STOCK

     The Company has an authorized class of 100,000 shares of preferred stock. On December 29, 2000, the Company issued 5,000 shares of Series D Convertible Preferred Stock ("Series D Preferred Stock") for $5,000,000. The holders of the Preferred Stock were entitled to receive dividends, payable semi-annually, at a rate of 7% if paid in cash or 9% if paid in the Company's common stock. The Series D Preferred Stock was initially convertible into 25,000 shares of the Company's common stock any time prior to July 2004 at the election of the holder. The Company also had the right to convert the Series D Preferred Stock, but only when the closing price of the Company's common stock had exceeded $300 per share for 30 consecutive trading days. Holders were entitled to a liquidation preference equal to the initial purchase of $1,000 per share plus any accrued and unpaid dividends. The Series D Preferred Stock would be redeemable in July 2004 if still outstanding. In 2003, all outstanding shares of Series D preferred stock were exchanged for common stock as further described below.

     The Company issued certain warrants to purchase shares of the Company's common stock in connection with the issuance of the Series D Preferred Stock. The fair market value of the Company's common stock at the time of issuance was above the accounting conversion price resulting in an imputed dividend (beneficial conversion feature). The estimated fair value of the warrants issued (calculated using the Black Scholes option pricing model) and the imputed dividend totaled $1,050,000 which was recorded as a discount to the Series D Preferred Stock. The discount is being amortized through the redemption date of the stock and treated as a reduction to earnings for earnings per share calculations. Upon exchange of the Series D Preferred Stock for common stock in October 2003, the unamortized beneficial conversion feature was charged against paid in capital.

SERIES E-1 AND E-2 CONVERTIBLE PREFERRED STOCK

     During the fourth quarter of 2001, the Company issued 3,750 shares of Series E-1 Convertible Preferred Stock and 3,750 shares of Series E-2 Convertible Preferred Stock (the "Series E Preferred Stock") for an aggregate of $7,500,000. The holders of the Series E Preferred Stock are entitled to receive dividends, payable semi-annually, at a rate of 7% if paid in cash or 9% if paid in the Company's common stock. The Series E Preferred Stock was convertible into 40,000 shares of the Company's common stock any time prior to July 2004 at the election of the holder. The Company also had the right to convert the Series E Preferred Stock, but only when the closing price of the Company's common stock had exceeded $262 per share for 30 consecutive trading days. Holders were entitled to a liquidation preference equal to the initial purchase of $1,000 per share plus any accrued and unpaid dividends. The Series E Preferred Stock would be redeemable in July 2004 if still outstanding. In 2003, all outstanding shares of Series E preferred stock were exchanged for common stock as further described below.

     The Company issued 1,600 shares of the Company's common stock and certain warrants to purchase shares of the Company's common stock in connection with the issuance of the Series E Preferred Stock. The fair market value of the Company's common stock at the time of issuance was above the accounting conversion price resulting in an imputed dividend (beneficial conversion feature). The estimated fair value of the warrants issued (calculated using the Black Scholes option pricing model) and the imputed dividend totaled $1,614,000 which was recorded as a discount to the Series E-1 and Series E-2 Preferred Stock. The discount is being amortized through the redemption date of the stock and treated as a reduction to earnings for earnings per share calculations. Upon exchange of the Series E Preferred Stock for common stock in October 2003, the unamortized beneficial conversion feature was charged against paid in capital.

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

     On October 20, 2003, the Company and the preferred stockholders entered into an agreement to (i) exchange all outstanding shares of Series D Preferred Stock, plus accrued and unpaid dividends, for an aggregate of 320,000 shares of common stock; and (ii) exchange all outstanding shares of series E Preferred Stock, plus accrued and unpaid dividends, for an aggregate of 80,000 shares of common stock. In connection with this conversion, the Company recorded a charge of $42,000 against paid in capital as an inducement to convert. At this time the Company also recorded the unamortized beneficial conversion feature of the Series D and Series E Preferred Stock as a charge against paid in capital.


NOTE 14 - STOCK-BASED COMPENSATION PLANS AND WARRANTS
-----------------------------------------------------

STOCK OPTIONS AND WARRANTS

     The Company issues options pursuant to its 1996 Stock Option Plan (the "1996 Plan") and the 1998 Non-Qualified Stock Option Plan (the "1998 Plan") approved by the Board of Directors in February 1998. The Company also grants stock awards pursuant to its 2000 Stock Award Plan described below. Collectively, the plans provide for the granting of up to 160,000 shares. At December 31, 2003, the Company has approximately 35,756 shares remaining that can be granted under the plans. All options are granted at a price approximating fair market value at the date of grant, have vesting periods ranging from issuance date to five years, have maximum terms ranging from five to seven years and are issued to directors, officers, consultants and employees of the Company.

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

     The fair value of each option granted during the periods reported was estimated on the date of grant using the Black Scholes option pricing model based on the weighted-average assumptions of: risk-free interest rate of 4.08% for 2002, and 4.54% for 2001; expected volatility of 57.2% for 2002, and 40.0% for 2001; expected life of three years for 2002 and 2001; and an expected dividend yield of zero for both years. No options were granted in 2003.

     The following table summarizes stock option activity for the periods noted. All options listed below were issued to officers, directors, employees and consultants.

                                                           WEIGHTED-
                                                           AVERAGE
                                               AMOUNT   EXERCISE PRICE
                                               ------   --------------
Outstanding at December 31, 2000              120,424      $ 161.25
     Granted                                   10,650      $ 240.50
     Expired or canceled                      (43,840)     $ 119.00
     Exercised                                (13,204)     $ 119.50
                                              -------

Outstanding at December 31, 2001               74,030      $ 201.25
     Granted                                    3,700      $ 183.75
     Expired or canceled                      (10,280)     $ 189.25
     Exercised                                 (5,740)     $ 132.75
                                              -------

  Outstanding at December 31, 2002             61,710      $ 207.43
     Granted                                        -             -
     Expired or canceled                       (7,760)     $ 207.43
     Exercised                                      -             -
                                              -------

  Outstanding at December 31, 2003             53,950(a)   $ 207.43
                                              =======

  Options exercisable at December 31, 2001     57,870      $ 198.50
                                              =======

  Options exercisable at December 31, 2002     54,690      $ 196.50
                                              =======

  Options exercisable at December 31, 2003     53,150      $ 115.80
                                              =======

  Weighted-average years of remaining
   contractual life of options outstanding
   at December 31, 2003                          0.95
                                              =======

      (a) Exercise prices vary from $165.75 to $292.50 and expiration dates vary from January 2004 to February 2007.

     The weighted-average fair value of options granted during the years 2002 and 2001 were $83.22, and $86.00, respectively.

     The Company accounts for equity securities issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force 96-18. During the years ended December 31, 2002 and 2001, the Company issued 64,000, and 8,600 warrants with weighted-average exercise prices of $50.75, and $189.75, respectively. No warrants expired or were canceled during any of the three periods discussed. During 2002, in connection with the loan amendments for the Cadiz obligations described in Note 10, the Company repriced certain warrants previously issued resulting in a reduction in the weighted-average exercise price. At December 31, 2002, there were 113,600 warrants outstanding with a weighted-average exercise price of $58.50 per share, which expire through 2006.

     In connection with the Company's default in February 2003 on its senior term loan and $25 million revolving credit facility, as described in Note 10; (i) warrants held by the lender to purchase 40,000 shares of the Company's common stock vested at an exercise price of $0.25 per share; and (ii) the exercise price on warrants held by the lender to purchase 57,000 shares of the Company's common stock was automatically reset to $0.25 per share.

     In December 2003, warrants to purchase 94,000 shares of common stock were exercised for $23,500 in total cash proceeds. At December 31, 2003, warrants to purchase 8,600 shares of common stock of the Company at a weighted average exercise price of $190.00 per share remained outstanding.

2000 STOCK AWARD PLAN

     The Cadiz Inc. 2000 Stock Award Plan ("Stock Award Plan") was approved by the Company's shareholders in May 2000. Under the Stock Award Plan, the Company may issue various forms of stock awards including restricted stock and deferred stock units to attract, retain and motivate key employees or other eligible persons. As of December 31, 2003, the Company had outstanding 2,752 deferred stock units granted under the Stock Award Plan. Each of the units entitle the holder to receive one share of the Company's common stock for each deferred stock unit three years from the date of grant. During the year ended December 31, 2003, 26,027 stock units were exchanged for shares of the Company's common stock. The Company charged $152,000, $579,000 and $566,000 to expense during the years ended December 31, 2003, 2002 and 2001, respectively, in connection with the Stock Award Plan.

MANAGEMENT EQUITY INCENTIVE PLAN

     In December 2003, concurrently with the completion of the restructuring of our financing arrangements with ING, the Company's board of directors authorized the adoption of a Management Equity Incentive Plan (the "Incentive Plan"). Under the Incentive Plan, a total of 1,472,051 shares of common stock may be granted to key personnel. The Board has formed an initial allocation committee to direct the initial allocation of 717,373 of these shares. The Board has authorized the initial allocation committee to award all or part of the initial allocation shares to key personnel (including members of such committee) without further approval of the Board. Any initial allocation of shares so granted will be subject to vesting conditions. One-third of the shares granted will vest on the date of the grant. The remaining two-thirds will vest in two equal installments on December 11, 2004 and December 11, 2005 (subject to continued status of the recipient as an employee or consultant to Cadiz as of the respective vesting date, but also subject to immediate vesting in full of any theretofore unvested shares upon any termination without cause).

     The 754,678 shares covered by the Incentive Plan which are not part of the initial allocation are issuable pursuant to the direction of, and upon such vesting and other conditions as may be established by, the Compensation Committee.

     No shares have been granted or issued under the Incentive Plan.

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


NOTE 15 - SEGMENT INFORMATION
-------------------------------

        With Sun World's filing of voluntary petitions for relief under Chapter 11 of the Bankruptcy code as further described in
Note 1, the primary business of the Company is to acquire and develop water resources.

        The Company had two reportable segments; water resources (Cadiz) and agriculture (Sun World). The accounting policies of the segments are the same as those described in the summary of significant accounting polices. The Company's operations are reported in the following business segments:

        Financial information by reportable business segment is reported in the following tables:

                                       2003       2002       2001
                                       ----       ----       ----
                                              ($ in thousands)
External sales:
 Water Resources                     $     157  $      16  $       3
 Agricultural                            3,005    114,234     92,399
                                     ---------  ---------  ---------

Consolidated                         $   3,162  $ 114,250  $  92,402
                                     =========  =========  =========

Inter-segment sales:
  Water Resources                    $     146  $   2,051  $   1,900
  Agricultural                            (146)    (2,051)    (1,900)
                                     ---------  ---------  ---------

Consolidated                         $       -  $       -  $       -
                                     =========  =========  =========
Total sales:
  Water Resources                    $     303  $   2,067  $   1,903
  Agricultural                           3,005    114,234     92,399
  Other                                   (146)    (2,051)    (1,900)
                                     ---------  ---------  ---------

Consolidated                         $   3,162  $ 114,250  $  92,402

                                     =========  =========  =========
Profit (loss) before income taxes:
  Water Resources                    $  (5,236) $  (7,575) $     338
  Agricultural                          (1,200)     6,446     (6,452)
  Other                                   (195)        76          -
  Interest expense                      (4,905)   (21,172)   (19,551)
                                     ---------  ---------  ---------

Consolidated                         $ (11,536) $ (22,225) $ (25,665)
                                     =========  =========  =========

Assets:
  Water Resources                    $  49,526  $  45,591  $  46,309
  Agricultural                               -    146,417    152,168
  Other                                      -       (125)      (202)
                                     ---------  ---------  ---------

Consolidated                         $  49,526  $ 191,883  $ 198,275
                                     =========  =========  =========

Capital expenditures:
  Water Resources                    $      34  $     805  $   1,556
  Agricultural                             337      2,652      4,510
                                     ---------  ---------  ---------

Consolidated                         $     371  $   3,457  $   6,066
                                     =========  =========  =========

Depreciation and amortization:
  Water Resources                    $     553  $   1,022  $   1,137
  Agricultural                             190      6,458      7,014
                                     ---------  ---------  ---------

Consolidated                         $     743  $   7,480  $   8,151
                                     =========  =========  =========

Interest expense, net:
  Water Resources                    $   3,636  $   5,108  $   3,718
  Agricultural                           1,269     16,299     15,598
  Other                                      -       (235)       235
                                     ---------  ---------  ---------

Consolidated                         $   4,905  $  21,172  $  19,551
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

NOTE 17 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
---------------------------------------------------
(In thousands except per share data)

                                      Quarter Ended
                       March 31,   June 30,   September 30,   December 31,
                          2003       2003         2003            2003
                          ----       ----         ----            ----

Revenues               $   3,046  $      97    $      19       $       -
Gross profit (loss)          367         47         (154)            (63)
Net loss applicable to
 common stock             (5,171)    (1,951)      (3,013)         (3,919)
Net loss per common
 share                 $   (3.53) $   (0.92)   $   (1.32)      $   (1.17)


                                      Quarter Ended
                       March 31,   June 30,   September 30,   December 31,
                          2002       2002         2002            2002
                          ----       ----         ----            ----

Revenues               $   7,750  $  23,063     $  64,280       $  19,157
Gross profit (loss)        1,497      6,215        16,820           3,362
Net loss applicable to
 common stock             (7,800)    (5,962)         (950)         (9,622)
Net loss per common
 share                 $   (5.40) $   (4.11)    $   (0.65)      $   (6.60)

                              CADIZ INC.

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

--------------------------------------------------------------------
                                                  December 31,
BALANCE SHEET ($ in thousands):                  2003       2002
--------------------------------------------------------------------

ASSETS

Current assets:
 Cash and cash equivalents                     $   3,422  $     189
 Net investment in and advances to subsidiary          -      1,739
   Note receivable from officer                        -      1,022
 Prepaid expenses and other                          248        323
                                               ---------  ---------
  Total current assets                             3,670      3,273

Property, plant, equipment and water
 programs, net                                    39,514     40,076
Goodwill                                           3,813      3,813
Restricted cash                                    2,142          -
Other assets                                         387        168
                                               ---------  ---------

                                               $  49,526  $  47,330
                                               =========  =========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                              $     857  $   1,142
 Accrued liabilities                               1,545        987
 Long-term debt, current portion                       -     34,769
                                               ---------  ---------


  Total current liabilities                        2,402     36,898

Long-term debt                                    30,253          -
Other liabilities                                    654        611

Contingencies

Series D redeemable convertible preferred
 stock - $0.01 par value:
  5,000 shares authorized; shares issued and
  outstanding - none at December 31, 2003
  and 5,000 at December 31, 2002                       -      4,536

Series E-1 and E-2 redeemable convertible
 preferred stock - $0.01 par value:
  7,500 shares authorized; shares issued and
  outstanding - none at December 31, 2003 and
  7,500 at December 31, 2002                           -      6,406

Stockholders' equity:
 Series F convertible preferred stock - $.01
  par value:
  100,000 shares authorized, shares issued
  and outstanding - 100,000 at December
  31, 2003                                              1         -

 Common stock - $0.01 par value; 70,000,000
  shares authorized; shares issued and
  outstanding 6,471,384 at December 31, 2003
  and 1,458,659 at December 31, 2002                  65         15

Additional paid-in capital                       184,974    156,151
Accumulated deficit                             (168,823)  (157,287)
                                               ---------  ---------

 Total stockholders' equity                       16,217     (1,121)
                                               ---------  ---------

                                               $  49,526  $  47,330
                                               =========  =========

                              CADIZ INC.

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

--------------------------------------------------------------------
STATEMENT OF OPERATIONS                  Year Ended December 31,
($ in thousands)                       2003       2002       2001
--------------------------------------------------------------------


Revenues                             $     303  $   2,067  $   1,903
Special litigation recovery                  -          -      7,929
                                     ---------  ---------  ---------

Total revenues and special
 litigation recovery                       303      2,067      9,832
                                     ---------  ---------  ---------
Costs and expenses:
 Cost of sales                             333        103        118
 General and administrative              4,653      7,500      5,433
 Non-recurring compensation expense          -          -      2,584
 Removal of underperforming crops            -      1,017        222
 Write off of investment in
  subsidiary                               195          -          -
 Depreciation and amortization             553      1,022      1,137
                                     ---------  ---------  ---------

 Total costs and expenses                5,734      9,642      9,494
                                     ---------  ---------  ---------

Operating profit (loss)                 (5,431)    (7,575)       338

Loss from subsidiary                    (2,469)    (9,540)   (22,342)

Interest expense, net                    3,636      5,108      3,718
                                     ---------  ---------  ---------

Net loss before income taxes           (11,536)   (22,223)   (25,722)

Income taxes                                 -          2          -
                                     ---------  ---------  ---------

Net loss                               (11,536)   (22,225)   (25,722)

Less:  Preferred stock dividends           918      1,125        591
       Imputed dividend on preferred
        stock                            1,600        984        441
                                     ---------  ---------  ---------

Net loss applicable to common stock  $ (14,054) $ (24,334) $ (26,754)
                                     =========  =========  =========

                              CADIZ INC.

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

--------------------------------------------------------------------------
                                                Year Ended December 31,
STATEMENT OF CASH FLOWS ($ in thousands)      2003       2002       2001
--------------------------------------------------------------------------

Cash flows from operating activities:
 Net loss                                  $ (11,536) $ (22,225) $ (25,722)
 Adjustments to reconcile net loss to
  net cash provided by (used for)
  operating activities:
  Depreciation and amortization                1,336      5,181      3,521
  Write off of investment in subsidiary          195          -          -
  Stock issued for services                      550          -          -
  Compensation paid through settlement of
   note receivable from officer                  841          -          -
  Interest paid in common stock                   12          -          -
  Loss from subsidiary                         2,470      9,540     22,342
  (Gain) loss on disposal of assets               43         (3)         5
  Removal of underperforming crops                 -      1,017        222
  Land received from litigation settlement         -          -     (2,000)
  Compensation charge for deferred
   stock units                                   126        272        271
  Non-recurring compensation expense               -          -      2,584
  Accrued interest on note receivable
   from officer                                    -        (22)         -
  Changes in operating assets and
   liabilities:
   Increase in due to subsidiary                   -     (1,360)         -
   Decrease (increase) in prepaid expenses
    and other                                     75       (112)         8
   Increase in accounts payable                 (155)      (189)       121
   Increase (decrease) in accrued
    liabilities                                1,117         (9)        97
   Increase (decrease) in due to affiliate        45          -          -
   Decrease in other liabilities                   -          -         (7)
                                           ---------  ---------  ---------

  Net cash provided by (used for)
   operating activities                       (4,881)    (7,910)     1,442
                                           ---------  ---------  ---------


Cash flows from investing activities:
 Additions to property, plant and
  equipment                                        -       (138)       (88)
 Additions to developing crops                     -        (24)      (109)
 Additions to water programs                     (34)      (643)    (1,359)
 Proceeds from disposal of property,
  plant and equipment                              -          3          2
 Loan to officer                                 181     (1,000)         -
 Increase in restricted cash                  (2,142)         -          -
 Increase in other assets                          5        124       (575)
                                           ---------  ---------  ---------

  Net cash used for investing activities      (1,990)    (1,678)    (2,129)
                                           ---------  ---------  ---------

Cash flows from financing activities:
 Net proceeds from issuance of stock          10,304        764      1,583
 Financing costs                                (400)         -          -
 Proceeds from convertible
  note payable                                   200          -          -
 Net proceeds from short-term borrowings           -     10,000          -
 Proceeds from issuance of preferred stock         -          -      7,500
 Intercompany revolver with subsidiary             -       (977)   (11,254)

 Principal payments on long-term debt              -          -       (251)
 Bank overdraft                                    -       (410)       410
                                           ---------  ---------  ---------

  Net cash (used for) provided by
   financing activities                       10,104      9,377     (2,012)
                                           ---------  ---------  ---------

Net decrease in cash and cash equivalents      3,233       (211)    (2,699)

Cash and cash equivalents, beginning
 of period                                       189        400      3,099
                                           ---------  ---------  ---------

Cash and cash equivalents, end of period   $   3,422  $     189  $     400
                                           =========  =========  =========

                                     CADIZ INC.

                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

-------------------------------------------------------------------------------
For the years ended December 31, 2003, 2002 and 2001 ($ in thousands)
-------------------------------------------------------------------------------

                     BALANCE AT   ADDITIONS CHARGED TO                BALANCE
YEAR ENEDED          BEGINNING   COSTS AND      OTHER                 AT END
DECEMBER 31, 2003    OF PERIOD   EXPENSES      ACCOUNTS  DEDUCTIONS  OF PERIOD
-----------------    ---------   --------      --------  ----------  ---------

Allowance for
 doubtful accounts   $     547   $       -    $     547   $       -  $       -
                     =========   =========    =========   =========  =========

Tax valuation
 allowance           $  65,018   $       -    $ (21,258)  $       -  $ (43,760)
                     =========   =========    =========   =========  =========


YEAR ENDED
DECEMBER 31, 2002
-----------------

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
                     =========   =========    =========   =========  =========

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholder of Sun World International, Inc.


     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows and stockholder's deficit present fairly, in all material respects, the financial position of Sun World International, Inc., a wholly-owned subsidiary of Cadiz Inc., and its subsidiaries at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


/s/  PricewaterhouseCoopers LLP
-------------------------------



Los Angeles, California
March 5, 2004, except for Note 17 for which the date is September 17, 2004

SUN WORLD INTERNATIONAL, INC.
(DEBTOR-IN-POSSESSION)
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF OPERATIONS
-----------------------------------------------------------------------
                                           Year Ended December 31,
($ in thousands)                         2003       2002       2001
-----------------------------------------------------------------------

Revenues                               $ 100,938  $ 114,583  $  91,973
                                       ---------  ---------  ---------
Costs and expenses:
 Cost of sales                            86,989     86,880     79,390
 General and administrative                8,889      9,243      8,980
 Non-recurring compensation expense            -          -      2,953
 Unusual items (Note 15)                       -      1,710          -
 Removal of underperforming crops            926      3,497        514
 Depreciation and amortization             6,873      6,458      7,014
                                       ---------  ---------  ---------

                                         103,677    107,788     98,851
                                       ---------  ---------  ---------

Operating income (loss)                   (2,739)     6,795     (6,878)

(Gain) loss on sale of property             (387)       349       (426)
Interest expense, net (contractual
 interest for fiscal year 2003
 was $17,041)                              2,932     16,299     15,598
                                       ---------  ---------  ---------

Loss before reorganization items and
 income taxes                             (5,284)    (9,853)   (22,050)

Reorganization items:
 Debt issuance costs                         912          -          -
 Professional fees                         3,770          -          -
                                       ---------  ---------  ---------

Total reorganization items                 4,682          -          -
                                       ---------  ---------  ---------

Net loss before income taxes              (9,966)    (9,853)   (22,050)

Income tax (benefit) expense                 102         (2)        57
                                       ---------  ---------  ---------

Net loss                               $ (10,068) $  (9,851) $ (22,107)
                                       =========  =========  =========

See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(DEBTOR-IN-POSSESSION)
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED BALANCE SHEET
---------------------------------------------------------------------
                                                  December 31,
($ in thousands)                                2003       2002
---------------------------------------------------------------------
ASSETS

Current assets:
 Cash and cash equivalents                    $   1,548  $   3,040
 Accounts receivable, net                         7,031      6,732
 Inventories                                     12,851     13,638
 Prepaid expenses and other                       1,817        843
                                              ---------  ---------

    Total current assets                         23,247     24,253

Property, plant, and equipment, net             107,812    112,293
Intangible assets                                 1,903      1,934
Other assets                                      6,568      7,937
                                              ---------  ---------

 Total assets                                 $ 139,530  $ 146,417
                                              =========  =========

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
 Accounts payable                             $   5,689  $   6,252
 Accrued liabilities                              2,280      5,829
 Due to parent company                                -     13,546
 Revolving credit facility                        4,423      4,400
 Long-term debt, current portion                    125      6,250
                                              ---------  ---------

     Total current liabilities                   12,517     36,277

Long-term debt                                      730    115,447

Deferred income taxes                             5,447      5,447

Other liabilities                                   365        928
                                              ---------  ---------

  Total liabilities not subject to compromise    19,059    158,099
                                              ---------  ---------

Liabilities subject to compromise under
 reorganization proceedings                     141,606          -
                                              ---------  ---------

Contingencies (Note 16)

Stockholder's deficit:
 Common stock, $0.01 par value, 300,000
  shares authorized; 42,000 shares issued
  and outstanding                                     -          -
 Additional paid-in capital                      39,123     38,508
Accumulated deficit                             (60,258)   (50,190)
                                              ---------  ---------

  Total stockholder's deficit                   (21,135)   (11,682)
                                              ---------  ---------

 Total liabilities and stockholder's deficit  $ 139,530  $ 146,417
                                              =========  =========

See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(DEBTOR-IN-POSSESSION)
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------------------------------------------
                                             Year Ended December 31,
($ in thousands)                           2003       2002       2001
------------------------------------------------------------------------

Cash flows from operating activities:
Net loss                                $ (10,068) $  (9,851) $ (22,107)
Adjustments to reconcile net loss to net
cash used for operating activities:
  Depreciation and amortization             6,987      8,295      8,143
  Write off of debt issuance costs            912          -          -
  Valuation allowance                       1,500          -          -
  Loss (gain) on disposal of assets          (387)       349       (426)
  Removal of underperforming crops            926      3,497        514
  Shares of KADCO stock earned
   for services                              (938)    (1,250)    (1,250)
  Compensation charge for deferred
   stock units                                211        307        296
  Non-recurring compensation expense            -          -      2,953
  Changes in operating assets and
   liabilities:
   (Increase) decrease in accounts
    receivable                               (299)      (406)     1,553
   Decrease (increase) in inventories         246     (1,039)     1,830
   Increase in prepaid expenses
    and other                                (974)      (265)      (160)
   Increase (decrease) in accounts
    payable                                 3,143     (4,176)     3,734
   Increase (decrease) in accrued
    liabilities                               247        687       (647)
   (Decrease) increase in due to parent         -       (668)     1,983
   (Decrease) increase in other
    liabilities                              (159)       315         58
                                        ---------  ---------  ---------

Net cash provided by (used for)
 operating activities before
 reorganization items                       1,347     (4,205)    (3,526)
Increase in liabilities subject to
 compromise under reorganization
 proceedings                                  559          -          -
                                        ---------  ---------  ---------

  Net cash provided by (used for)
   operating activities                     1,906     (4,205)    (3,526)
                                        ---------  ---------  ---------

Cash flows from investing activities:
Additions to property, plant,
 and equipment                             (2,831)      (500)    (1,495)
Additions to developing crops              (1,963)    (2,152)    (3,015)
Proceeds from disposal of property,
 plant and equipment                        2,754      2,460        450
(Increase) decrease in other assets          (539)      (219)       494
                                        ---------  ---------  ---------

  Net cash used for investing activities   (2,579)      (411)    (3,566)
                                        ---------  ---------  ---------

Cash flows from financing activities:
Proceeds from issuance of
 long-term debt                               136          -          -
   Principal payments on long-term debt      (978)      (762)    (1,313)
Net proceeds from short-term borrowings        23      4,400          -
Intercompany revolver with parent               -      2,960      9,271
                                        ---------  ---------  ---------

  Net cash (used for) provided by
   financing activities                      (819)     6,598      7,958
                                        ---------  ---------  ---------

Net increase (decrease) in cash and
 cash equivalents                          (1,492)     1,982        866

Cash and cash equivalents at beginning
 of period                                  3,040      1,058        192
                                        ---------  ---------  ---------

Cash and cash equivalents at end
 of period                              $   1,548  $   3,040  $   1,058
                                        =========  =========  =========

See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(DEBTOR-IN-POSSESSION)
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

($ in thousands)
--------------------------------------------------------------------------------
                                        ADDITIONAL                    TOTAL
                       COMMON STOCK      PAID-IN    ACCUMULATED   STOCKHOLDER'S
                     SHARES     AMOUNT   CAPITAL      DEFICIT    EQUITY(DEFICIT)
                     ------     ------   -------      -------    ---------------

Balance as of
 December 31, 2000   42,000     $    -  $ 35,325     $ (18,232)     $   17,093

Capital contribution
 from parent for
 the value of the
 non-recurring
 compensation             -          -     2,953             -           2,953

Revaluation of
 derivative for
 warrants issued
 by parent                -          -      (235)            -            (235)

Capital
 contribution from
 parent for
 warrants issued
 relating to senior
 unsecured term loan      -          -       230             -             230


Net loss                  -          -         -       (22,107)        (22,107)
                    -------     ------  --------     ---------       ---------

Balance as of
 December 31, 2001   42,000          -    38,273       (40,339)         (2,066)

Revaluation of
 derivative for
 warrants issued
 by parent                -          -       235             -             235


Net loss                  -          -         -        (9,851)         (9,851)
                    -------     ------  --------     ---------       ---------


Balance as of
 December 31, 2002   42,000          -    38,508       (50,190)        (11,682)

Exchange of deferred
 stock units for
 parent's common
 stock                    -          -       615             -             615

Net loss                  -          -         -       (10,068)        (10,068)
                    -------     ------  --------     ---------       ---------

Balance as of
 December 31, 2003   42,000          -  $ 39,123     $ (60,258)      $ (21,135)
                    =======     ======  ========     =========       =========

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

     On January 30, 2003 (the "Petition Date"), SWII and certain of its subsidiaries (Sun Desert Inc., Coachella Growers, and Sun World/Rayo) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The filing was made in the United States Bankruptcy Court, Central District of California, Riverside Division ("Bankruptcy Court"). Included in the Consolidated Financial Statements are subsidiaries operated outside the United States, which have not commenced Chapter 11 cases or other similar proceedings elsewhere, and are not debtors. The assets and liabilities of such non-filing subsidiaries are not considered material to the Consolidated Financial Statements. SWII sought bankruptcy protection in order to access a seasonal financing package of up to $40 million to provide working capital through the 2003-2004 growing seasons.

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

     The four Sun World entities are the joint proponents of the Debtors' Joint Plan of Reorganization Dated November 24, 2003 (the "Plan"). Under the Plan, which is subject to amendment and modification, the Reorganized Sun World will continue to operate as a going concern on and after the Plan's effective date. The Plan provides for the restructuring of Sun World's balance sheet by providing for Sun World to issue equity interests in the Reorganized Company to the holders of its First Mortgage Notes in full satisfaction of their mortgage note claims; for the payment in full of convenience claims and trade claims; and for Sun World to issue equity interests in the Reorganized Company to entities holding certain other unsecured claims in full satisfaction of those claims. Exit financing to be provided by an exit lender under the Plan should meet the Company's need for seasonal financing following the effective date. The hearing to consider the adequacy of the disclosure statement accompanying the Plan and to approve solicitation procedures for the voting by creditors on the Plan is scheduled for May 7,

2004, but may be continued.  See Note 16, Subsequent Events.

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

BANKRUPTCY ACCOUNTING

   Since the Chapter 11 bankruptcy filing, the Company has applied the provisions of SOP 90-7, which does not significantly change the application of accounting principles generally accepted in the United States of America; however, it does require that the financial statements for periods including and subsequent to filing the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. As disclosed in the Consolidated Statement of Operations, reorganization items consist of the write off of unamortized debt issuance costs as of the Petition Date of

$912,000 and professional fees directly associated with the reorganization of $3,770,000. Of the professional fees incurred, approximately $3,139,000 had been paid as of December 31, 2003.

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

REVENUE RECOGNITION

     The Company recognizes crop sale revenue upon shipment and transfer of title and risk of loss to customers. Packing revenues and marketing commissions from third party growers are recognized when the related services are provided. Proprietary product development revenues are recognized based upon product sales by licensees. Project development and management fees are recorded when earned under the terms of the related agreement.

     Revenues attributable to one national retailer totaled $11.1 million in 2003, $9.6 million in 2002 and $7.9 million in 2001. Revenue for another national retailer totaled $11.6 million in 2003. Export sales accounted for approximately 12.4%, 12.1% and 8.4%, of the Company's revenues for the years ended December 31, 2003, 2002 and 2001, respectively. Service revenues and license revenues were less than 10% of total revenues for each of the years in the three-year period ended December 31, 2003.

RESEARCH AND DEVELOPMENT

     The Company incurs costs to research and develop new varieties of proprietary products. Research and development costs are expensed as incurred. Such costs were approximately $2,791,000 for the year ended December 31, 2003, $2,424,000 for the year ended December 31, 2002 and $2,023,000 for the year ended December 31, 2001 and are included in general and administrative expenses in the Consolidated Statement of Operations.

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

     During the year ended December 2003, 2002 and 2001, the Company incurred costs to remove certain underperforming crops, primarily stonefruit, citrus, and wine grapes. The Company recorded charges of $926,000, $3,497,000 and $514,000 in 2003,
2002 and 2001, respectively, in connection with the removal of these crops which is shown under the heading "Removal of underperforming crops" on the Consolidated Statement of Operations.

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

     In October 1999, the Company entered into a management agreement with Kingdom Agricultural Development Company (KADCO) to develop and manage up to 100,000 acres of agricultural land in southern Egypt called the Tushka project. KADCO is controlled by His Royal Highness Prince Alwaleed Bin Talal Bin Abdulaziz Alsaud. As compensation for project development and management, the Company earns a quarterly fee of $312,500 based upon meeting developmental milestones to be paid through an equity interest in KADCO. The management agreement expired on September 30, 2003. The Company will receive licensing revenues from KADCO in the future based upon plantings of proprietary varieties at the Tushka project. KADCO is currently engaged in a private placement to raise the required funds to develop the project.
The Company anticipates receiving shares in KADCO for payment of its project development and management fee in connection with the completion of the private placement. The amount of shares to be received will be the current per share price used for the private placement divided into the total amount of management fee earned which is shown under the heading, "Receivable from KADCO to be paid in common shares" in Note 6.

INCOME TAXES

     The Company is included in the consolidated federal and combined state tax returns of Cadiz. The Company's current tax liability is determined as though the Company filed its own returns. Income taxes are provided for using an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. A valuation allowance is provided when it is considered more likely than not that some portion or all of the deferred tax assets will not be realized.

SUPPLEMENTAL CASH FLOW INFORMATION

     Cash payments for interest for the years ended December
31, 2003, 2002 and 2001 were $1,748,000, $14,484,000 and
$14,660,000, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

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

     In November 2002, the FASB issued FASB Interpretation
Number 45, or FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of SFAS No. 5, 57, and 107 and recission of FIN 34). FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 is effective January 1, 2003 and its adoption did not have a material impact on the Company's financial position or results of operations.

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, and Interpretation of ARB 51. The primary objectives of FIN 46 are to provide guidance on the identification of variable interest entities (VIE) for which control is achieved through means other than through voting rights and to determine when and which business enterprise should consolidate the VIE. The consolidated requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have a material impact on the Company's financial position or results of operations. In December 2003, the FASB issued FIN 46R with respect to VIE's created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (SPE). The consolidation requirements apply to all SPE's in the first fiscal year or interim period beginning after December 15, 2003. The adoption of the provisions of FIN 46R is not expected to have a material impact on the Company's financial position or results of operations since it currently has no SPE's.

     In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

     In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify certain instruments as liabilities in its balance sheet. For public entities, SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

NOTE 3 - ACCOUNTS RECEIVABLE
----------------------------

     Accounts receivable consist of the following (dollars in thousands):

                                               December 31,
                                             2003       2002
                                             ----       ----

        Trade receivables                  $   4,054  $   4,303
        Other                                  3,447      2,976
                                           ---------  ---------

                                               7,501      7,279

        Less allowance for doubtful
         accounts                               (470)      (547)
                                           ---------  ---------

                                           $   7,031  $   6,732
                                           =========  =========

   Substantially all trade receivables are from large domestic national and regional supermarket chain stores and produce brokers and are unsecured. Other receivables primarily include juice grape and raisin sales, proceeds due from third party marketers, receivables for international licensing, and other miscellaneous receivables.


NOTE 4 - INVENTORIES
--------------------

   Inventories consist of the following (dollars in thousands):

                                             December 31,
                                           2003       2002
                                           ----       ----

        Growing crops                    $  10,427  $  10,702
        Materials and supplies               2,235      2,525
        Harvested product                      189        411
                                         ---------  ---------

                                         $  12,851  $  13,638
                                         =========  =========

     Depreciation related to permanent crops and related farming equipment included in growing crop inventory totaled $1,833, $2,131 and $1,848 at December 31, 2003, 2002 and 2001,
respectively.

NOTE 5 - PROPERTY, PLANT, AND EQUIPMENT
---------------------------------------

   Property, plant, and equipment consist of the following
(dollars in thousands):

                                                  December 31,
                                                2003       2002
                                                ----       ----

        Land                                  $  44,325  $  46,482
        Permanent crops                          56,218     55,500
        Developing crops                          9,413     11,466
        Buildings                                21,780     21,212
        Machinery and equipment                  16,531     14,927
                                              ---------  ---------

                                                148,267    149,587

Less accumulated depreciation                   (40,455)   (37,294)
                                              ---------  ---------

                                              $ 107,812  $ 112,293
                                              =========  =========

     Depreciation expense for 2003, 2002 and 2001 was $6,521,
$6,156 and $6,795, respectively.


NOTE 6 - INTANGIBLE AND OTHER ASSETS
------------------------------------

     Intangible and other assets consist of the following
(dollars in thousands):

                                                 December 31,
                                               2003       2002
                                               ----       ----

        Water programs                       $   2,559  $   2,559
        Deferred loan costs, net                     7        988
        Long-term receivables                      502        327
        Capitalized trademark development,
         net                                     1,903      1,934
        Receivable from KADCO to be paid
          in common shares                       5,000      4,063
                                             ---------  ---------

                                                 9,971      9,871
        Valuation allowance                     (1,500)         -
                                             ---------  ---------

                                             $   8,471  $   9,871
                                             =========  =========

     Amortization expense of deferred loan costs was $113, $802 and $793 in 2003, 2002 and 2001, respectively, and is included in interest expense in the statement of operations. Amortization expense for capitalized trademark development was $352, $302 and $219 in 2003, 2002, and 2001, respectively. Future amortization of capitalized trademark development is as follows (in thousands): $285 - 2004; $285 - 2005; $286 - 2006; $278 - 2007;
$769 - 2008 and thereafter.

NOTE 7 - ACCRUED LIABILITIES
----------------------------

     Accrued liabilities consist of the following (dollars in thousands):


                                                 December 31,
                                               2003       2002
                                               ----       ----

        Interest                             $      35  $   2,695
        Payroll and benefits                     1,931      2,587
        Other                                      314        547
                                             ---------  ---------

                                             $   2,280  $   5,829
                                             =========  =========


NOTE 8 - REVOLVING CREDIT FACILITIES
------------------------------------

Pre-petition financing:

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

     At December 31, 2002, $4.4 million was outstanding under the Revolving Credit Facility that was subsequently paid off with proceeds from the DIP financing on January 31, 2003.

Debtor-In-Possession (DIP) financing:

     On January 31, 2003, the Bankruptcy Court approved an interim $15 million dollar DIP financing facility. On March 3, 2003, the Bankruptcy Court approved a final DIP financing facility agreement with the same lender. The DIP financing, as amended, provides for varying commitment levels based upon the Company's seasonal borrowing requirements with a peak commitment level of $35 million during the June through August time frame. The DIP financing expires on November 30, 2004, bears interest at the greater of Prime plus 4% or 8.25%, and is secured by substantially all of the Company's assets. Borrowing availability is determined based on the lesser of: (1) eligible percentages of inventory and accounts receivable plus a specified amount starting at $15 million in March 2003 and reduced by $150,000 per month thereafter; (2) certain multiples of trailing 12 months EBITDA as defined in the credit agreement; or (3) eligible percentage of the current value of all real property.
The Company is required to meet certain financial and other customary covenants.

Approximately $4.4 million was outstanding under the DIP financing facility at December 31, 2003.


NOTE 9 - LONG-TERM DEBT
-----------------------

     At December 31, 2003 and December 31, 2002, the carrying amount of the Company's outstanding debt is summarized as follows based upon the original contractual maturities (dollars in thousands):


                                                 December 31,
                                               2003       2002
                                               ----       ----
     Amounts classified under Long-term debt:

   Series B First Mortgage Notes, interest
    payable semi-annually, with principal
    due in April 2004, interest at 11.25%
    (default interest at 12.25%)           $ 115,000  $ 115,000

   Unsecured term loan, interest payable
    quarterly, due December 31, 2002,
    default interest at LIBOR plus 5%          5,000      5,000

   Note payable to bank, quarterly
    principal installments of $72 plus
    interest payable monthly, due December
    31, 2003, interest at prime                    -        856

   Note payable to insurance company,
    quarterly installments of $120
    (including interest), due January 1,
    2005, interest at 7.75%                      654        654


   Other                                         201        187
                                           ---------  ---------

                                             120,855    121,697

   Less: Current portion                        (125)    (6,250)

         Amounts subject to compromise
          under reorganization proceedings   (120,000)        -
                                           ---------  ---------

                                           $     730  $ 115,447
                                           =========  =========

     Pursuant to the Company's various loan agreements, the contractual maturities of long-term debt outstanding (in thousands) at December 31, 2003 are as follows: 2004 - $120,778, 2005 - $73, and 2006 - $4. Included in these amounts are significant pre-petition obligations for which payments have been suspended as a result of the Chapter 11. Therefore, the commitments shown above will not reflect actual cash outlays in the future period.

     As a result of the Chapter 11, all required principal payments on pre-petition debt were suspended other than for obligations classified as "Other" above. For the period subsequent to the Petition Date, interest on the debt classified under "Liabilities subject to compromise under reorganization proceedings" was not paid or accrued in accordance with SOP 90-7. Contractual interest on these debt instruments at the default rate for the year ending December 31, 2003 was $13.2 million in excess of recorded interest of $1.1 million included in the Consolidated Income Statement for these debt instruments.

     In April 1997, the Company issued $115 million of Series A First Mortgage Notes through a private placement. The notes have subsequently been exchanged for Series B First Mortgage Notes, which are registered under the Securities Act of 1933 and are publicly traded. Prior to the Chapter 11, the First Mortgage Notes were secured by a first lien (subject to certain permitted liens) on substantially all of the assets of the Company and its subsidiaries other than growing crops, crop inventories and accounts receivable and proceeds thereof, which secured the Revolving Credit Facility. With the entering into the DIP Facility as described in Note 8, the note holders now have a second position on substantially all of the Company's assets for so long as the DIP Facility is outstanding.

     The First Mortgage Notes are also secured by the guarantees of Coachella Growers, Inc., Sun Desert, Inc., Sun World/Rayo, and Sun World International de Mexico S.A. de C.V. (collectively, the "Sun World Subsidiary Guarantors") and by Cadiz. Cadiz also pledged all of the stock of Sun World as collateral for its guarantee. See Note 13 for additional discussion of Cadiz guarantee.

     In December 2000, Sun World entered into a two-year $5 million senior unsecured term loan. In connection with obtaining the loan, 50,000 shares of Cadiz' common stock as well as certain warrants to purchase shares of Cadiz' common stock were issued. The fair value of the stock and the warrants were recorded as a debt discount and were fully amortized over the life of the loan through December 31, 2002. At December 31, 2002, the Company did not repay the loan and thus, the Company was in default. With the default, pursuant to the terms of the agreement, the interest rate was increased by 2%. In connection with the Company's Chapter 11 filing, all principal and interest payments on this obligation have been suspended.


NOTE 10 - LIABILITIES SUBJECT TO COMPROMISE UNDER REORGANIZATION
          PROCEEDINGS
----------------------------------------------------------------

     Under bankruptcy law, actions by creditors to collect indebtedness Sun World owed prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against the Company. The Company has received approval from the Bankruptcy Court to pay certain pre-petition liabilities including employee salaries and wages, benefits, other employee obligations, and certain grower liabilities entitled to trust protection under the Perishable Agricultural Commodities Act
(PACA). Except for certain secured debt obligations, all pre-petition liabilities have been classified as "Liabilities subject to compromise under reorganization proceedings" in the Consolidated Balance Sheet. Adjustments to the claims may result from negotiations, payments authorized by Bankruptcy Court order, rejection of executory contracts including leases, or other events.

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

     Liabilities subject to compromise under reorganization proceedings are summarized as follows (dollars in thousands):

                                              December 31,
                                                 2003
                                                 ----
        Accounts payable                       $   4,311
        Interest payable                           3,795
        Due to parent company (see note 13)       13,500
        Long-term debt (see note 9)              120,000
                                               ---------

            Total                              $ 141,606
                                               =========


NOTE 11 - INCOME TAXES
----------------------

     Significant components of the Company's deferred income tax assets and liabilities as of December 31, 2003 and 2002 are as follows (dollars in thousands):

                                                 December 31,
                                                2003      2002
                                                ----      ----
   Deferred tax liabilities:
        Net fixed assets basis difference   $   9,111  $   8,792
        Other                                      48         48
                                            ---------  ---------

          Total deferred tax liabilities        9,159      8,840
                                            ---------  ---------

   Deferred tax assets:
        Net operating losses                   28,079     23,551
        State taxes                             1,853      1,854
        Reserves and accruals                     748      1,473
        Other                                     989        943
                                            ---------  ---------

          Total deferred tax assets            31,669     27,821

   Valuation allowance for deferred
    tax assets                                (27,957)   (24,428)
                                            ---------  ---------

          Net deferred tax liability       $   5,447  $   5,447
                                           =========  =========

     As of December 31, 2003, the Company has net operating loss
(NOL) carryforwards of approximately $71.2 million for federal income tax purposes. Such carryforwards expire in varying amounts through the year 2023. As of December 31, 2003, the Company has state NOL carryforwards of approximately $43.9 million. These NOL carryforwards expire in varying amounts through the year 2014.

     A reconciliation of the income tax (benefit) expense to the statutory federal income tax rate is as follows (dollars in thousands):

                                           Year Ended December 31,
                                         2003       2002       2001
                                         ----       ----       ----

  Expected federal income tax benefit
   at 34%                            $  (3,388) $   (3,350) $  (7,497)
  Loss with no tax benefit provided      2,696       3,322      7,531
  Federal AMT refund                         -         (73)         -
  State income tax                           2           3          6
  Foreign withholding taxes                100          68         51
  Restructuring costs                      661           -          -
  Other non-deductible expenses             31          28        (34)
                                     ---------  ----------  ---------
       Income tax (benefit) expense  $     102  $       (2) $      57
                                     =========  ==========  =========


NOTE 12 - EMPLOYEE BENEFIT PLANS
--------------------------------

     The Company participates in the Cadiz Inc. 401(k) Plan for its employees. Employees must work 1,000 hours annually and have completed one year of service to be eligible to participate in this plan. The Company matches 100% of the first three percent deferred by an employee and 50% of the next two percent deferred.
For those hourly employees covered under a collective bargaining agreement, contributions are made to a multi-employer pension plan in accordance with negotiated labor contracts and are generally based on the number of hours worked. Total Company contributions to these plans (in thousands) totaled $296,000 in 2003, $266,000 in 2002 and $243,000 in 2001.


NOTE 13 - RELATED PARTY TRANSACTIONS
------------------------------------

     In September 1996, the Company and Cadiz entered into a 10-year services agreement which had three separate components: (1) the services agreement itself under which Cadiz provided management and financial services to the Company in exchange for an annual management fee of $1.5 million and reimbursement of certain other expenses incurred on behalf of the Company; (2) an agricultural lease of Cadiz-owned irrigated farmland in San Bernardino County consisting primarily of citrus and grapes for which the Company paid annual land rent of $250,000; and (3) a tax sharing agreement which provided for Cadiz and Sun World to file a consolidated tax return with Sun World paying to Cadiz an amount equal to its current tax liability as though Sun World filed its own returns. Additionally, the Company had an intercompany revolving credit agreement whereby the Company could borrow from Cadiz as needed. As of December 31, 2002, $12.2 million was owed to Cadiz under the intercompany revolving credit agreement and $1.3 million was payable to Cadiz under the services agreement.

     Effective July 1, 2003, the Company and Cadiz agreed to an amended agricultural lease approved by the Bankruptcy Court whereby the Company would lease approximately 370 acres of lemons and table grapes for the 2004 harvest season with rent equal to 50% of the net farming profit from the sale of the crops.

     In November 2003, the Company, Cadiz and holders of the majority of the First Mortgage Notes entered into a settlement agreement with respect to the various claims between the parties which was approved by the Bankruptcy Court. The settlement agreement provided for the following: (1) Cadiz would be allowed a general unsecured claim of $13.5 million in full and final settlement of all of its claims against the Company; (2) the Company and Cadiz consented to the termination of all contracts and agreement to which Cadiz and the Company are parties including the services agreement described above but excluding the agricultural lease; (3) Cadiz waived any contention that it was entitled to a recovery on account of its equity interest in Sun World.

     In addition, pursuant to the settlement agreement, Cadiz agreed to assign its $13.5 million claim to a trust for the benefit of those holders of First Mortgage Notes who elect to receive their prorata share of this trust. Further, Cadiz agreed to pledge its equity ownership in the Company to the trust. The $13.5 million claim is classified under the caption "Liabilities subject to compromise under reorganization proceedings" on the Consolidated Balance Sheet at December 31, 2003.

     The Company made payments to Cadiz of $0.3 million for 2003, $1.9 million for 2002, and $0 for 2001, pursuant to the services agreement (including the agricultural lease) described above.


NOTE 14 - NON-RECURRING COMPENSATION EXPENSE
--------------------------------------------

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

NOTE 15 - UNUSUAL ITEMS
-----------------------

     The Company is involved with various litigation proceedings both domestically and internationally to protect its proprietary fruit varieties from unauthorized use. The Company is currently involved in proceedings with domestic growers to enjoin their unauthorized production of one of the Company's proprietary grapevines, the Sugraone table grape. During 2002, a California state court issued a ruling adverse to Sun World in one of these proceedings. In March 2003, the appeals court upheld the decision reached by the California state court. The Company wrote off capitalized legal costs related to defending its intellectual property rights to this variety as of December 31, 2002 resulting in a charge of $1,097,000. The unfavorable outcome in this matter could have an adverse impact on the Company's future financial performance.

     As described in Note 1, the Company tried unsuccessfully to restructure its debt and ultimately filed for Chapter 11 on January 30, 2003. In connection with these efforts, the Company incurred $614,000 of professional fees. As a result of the unsuccessful debt restructuring, these costs have been written off as of December 31, 2002.


NOTE 16 - CONTINGENCIES
-----------------------

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


NOTE 17 - SUBSEQUENT EVENTS
---------------------------

     A hearing to consider the adequacy of the disclosure statement accompanying the Plan, most recently scheduled for June 11, 2004, has been subject to several postponements and no hearing date is currently scheduled. In Sun World's filings with the Bankruptcy Court, Sun World has reported that it believes that the Plan likely cannot be confirmed absent the acceptance of the holders of the First Mortgage Notes, in their capacity as secured creditors. Sun World has further reported to the Bankruptcy Court that the holders of the First Mortgage Notes have not reached a consensus with respect to certain corporate governance issues relating to the reorganized company, and that they have been unable to finalize a shareholder agreement term sheet. In the meantime, Sun World has, with Bankruptcy Court approval, expanded the scope of its engagement with Ernst & Young Corporate Finance LLC to include services related to (i) a sale of substantially all of its assets pursuant to a motion or a plan of reorganization, and (ii) obtaining an equity investor and financing under a plan of reorganization and is actively pursuing the sales/investment process. Sun World has chosen to delay the preparation of an amended Plan and disclosure statement and the scheduling of a disclosure statement hearing date pending the outcome of these most recent developments. Sun World's exclusivity period (i.e. the period during which only Sun World may file a plan of reorganization) currently expires on December 31, 2004. Sun World cannot predict at this time what changes, if any, will be made to the Plan as a result of the foregoing or whether or not the Plan, as amended, will be approved.