Form 10-Q
period 2004-03-31
CADIZ INC
filed 2004-11-02
CIK 727273

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D. C. 20549


                            FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

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


CADIZ INC.

FOR THE THREE MONTHS ENDED MARCH 31, 2004                        PAGE
----------------------------------------------------------------------

                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

     CADIZ INC. CONSOLIDATED FINANCIAL STATEMENTS

     Statement of Operations for the three months ended March 31,
     2004 and 2003. . . . . . . . . . . . . . . . . . . . . . . . .1

     Balance Sheet as of March 31, 2004 and December 31, 2003. . . 2

     Statement of Cash Flows for the three months ended March 31,
     2004 and 2003. . . . . . . . . . . . . . . . . . . . . . . . .3

     Statement of Stockholders' Equity for the three months ended
     March 31, 2004. . . . . . . . . . . . . . . . . . . . . . . . 4

     Notes to the Consolidated Financial Statements. . . . . . . . 5

     SUN WORLD INTERNATIONAL, INC. CONSOLIDATED FINANCIAL STATEMENTS

     Statement of Operations for the three months ended March 31,
     2004 and 2003. . . . . . . . . . . . . . . . . . . . . . . . 14

     Balance Sheet as of March 31, 2004 and December 31, 2003. . .15

     Statement of Cash Flows for the three months ended March 31,
     2004 and 2003. . . . . . . . . . . . . . . . . . . . . . . . 16

     Statement of Stockholder's Equity for the three months ended
     March 31, 2004. . . . . . . . . . . . . . . . . . . . . . . .17

     Notes to the Consolidated Financial Statements. . . . . . . .18


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . .22

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK. . . . . . . . . . . . . . . . . . . . . . . . . . . 30

ITEM 4. CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . .30


PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . .31

                                Page i



                               CADIZ INC.

            CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

-----------------------------------------------------------------------
                                             FOR THE THREE MONTHS
                                                ENDED MARCH 31,
(IN THOUSANDS EXCEPT PER SHARE DATA)             2004      2003
-----------------------------------------------------------------------

Revenues                                       $      11  $   3,046
                                               ---------  ---------
Costs and expenses:
 Cost of sales                                         -      2,679
 General and administrative                          538      1,637
 Write off of investment in subsidiary                 -        195
 Reorganization costs	                               -        655
 Depreciation and amortization                       131        337
                                               ---------  ---------

 Total costs and expenses                            669      5,503
                                               ---------  ---------

Operating loss                                      (658)    (2,457)

Interest expense, net                              2,157      2,187
                                               ---------  ---------

Net loss                                          (2,815)    (4,644)

Less: Preferred stock dividends                        -        281
      Imputed dividend on preferred stock              -        246
                                               ---------  ---------
Net loss applicable to common stock            $  (2,815) $  (5,171)
                                               =========  =========
Basic and diluted net loss per common share    $   (0.43) $   (3.53)
                                               =========  =========
Basic and diluted weighted average shares
 outstanding                                       6,548      1,465
                                               =========  =========

See accompanying notes to the consolidated financial statements.

                              CADIZ INC.

               CONSOLIDATED BALANCE SHEET (UNAUDITED)

-----------------------------------------------------------------------
                                             MARCH 31,  DECEMBER 31,
($ IN THOUSANDS)                                 2004       2003
-----------------------------------------------------------------------

ASSETS
Current assets:
 Cash and cash equivalents                     $   2,567  $   3,422
 Prepaid expenses and other                          394        248
                                               ---------  ---------
      Total current assets                         2,961      3,670

Property, plant, equipment and water
 programs, net                                    39,383     39,514
Goodwill                                           3,813      3,813
Restricted cash                                    1,433      2,142
Other assets                                         310        387
                                               ---------  ---------
                                               $  47,900  $  49,526
                                               =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                              $     784  $     857
 Accrued liabilities                                  84      1,545
 Long-term debt, current portion                  32,626          -
                                               ---------  ---------
          Total current liabilities               33,494      2,402

Long-term debt                                         -     30,253
Other liabilities                                      -        654

Commitments and contingencies

Stockholders' equity:
 Series F convertible preferred stock -
  $.01 par value:
   100,000 shares authorized; shares issued
   and outstanding - 100,000 at March 31,
   2004 and December 31, 2003                          1          1

 Common stock - $.01 par value; 70,000,000
  shares authorized; shares issued and
  outstanding - 6,612,674 at March 31, 2004
  and 6,471,385 at December 31, 2003                  66         65

 Additional paid-in capital                      185,977    184,974
 Accumulated deficit                            (171,638)  (168,823)
                                               ---------  ---------
  Total stockholders' equity                      14,406     16,217
                                               ---------  ---------
                                               $  47,900  $  49,526
                                               =========  =========

See accompanying notes to the consolidated financial statements.

                               CADIZ INC.

           CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

-----------------------------------------------------------------------
                                              FOR THE THREE MONTHS
                                                 ENDED MARCH 31,
($ IN THOUSANDS)                                 2004       2003
-----------------------------------------------------------------------

Cash flows from operating activities:
 Net loss                                      $  (2,815) $  (4,644)
Adjustments to reconcile net loss to
 net cash used for operating activities:
  Depreciation and amortization                    1,158        904
  Loss on disposal of assets                           -         16
  Write off of investment in subsidiary                -        195
  Interest expense added to loan principal           707          -
  Compensation charge for deferred stock units         -         81
  Accrued interest on loan to officer                  -        (15)
  Changes in operating assets and liabilities:
   Decrease in accounts receivable                     -      1,488
   Increase in inventories                             -     (3,043)
   Increase in prepaid expenses and other           (146)       (10)
   Increase (decrease) in accounts payable           (73)     1,693
   Increase (decrease) in accrued liabilities       (395)     1,271
                                               ---------  ---------
Net cash used for operating activities            (1,564)    (2,064)
                                               ---------  ---------
Cash flows from investing activities:
 Disposal of subsidiary                                -     (1,019)
 Additions to property, plant and equipment            -       (140)
 Additions to developing crops                         -       (198)
 Payment of loan to officer                            -         30
 Decrease in restricted cash for payment
  interest                                           709          -
 Increase decrease in other assets                     -       (104)
                                               ---------  ---------

    Net cash provided by (used for) investing
     activities                                      709     (1,431)
                                               ---------  ---------
Cash flows from financing activities:
 Proceeds from issuance of long-term debt              -        135
 Proceeds from convertible note payable                -        200
 Principal payments on long-term debt                  -         (7)
                                               ---------  ---------
    Net cash provided by financing activities          -        328
                                               ---------  ---------
Net decrease in cash and cash equivalents           (855)    (3,167)

Cash and cash equivalents, beginning of period     3,422      3,229
                                               ---------  ---------
Cash and cash equivalents, end of period       $   2,567  $      62
                                               =========  =========
See accompanying notes to the consolidated financial statements.

                                  CADIZ INC.

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

--------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31, 2004
($ IN THOUSANDS)
--------------------------------------------------------------------------------
           PREFERRED STOCK    COMMON STOCK  ADDITIONAL                  TOTAL
           ---------------    ------------   PAID-IN   ACCUMULATED STOCKHOLDERS'
           SHARES   AMOUNT  SHARES   AMOUNT  CAPITAL     DEFICIT      DEFICIT
           ------   ------  ------   ------  -------     -------      -------
Balance as
 of December
 31, 2003  100,000  $  1  6,471,385  $   65  $ 184,974  $(168,823)   $  16,217

Exchange
 of deferred
 stock units
 for common
 stock           -     -      1,289       -        654          -          654

Issuance of
 common
 stock for
 services        -     -    140,000       1        349          -          350

Net loss         -     -          -       -          -     (2,815)      (2,815)
           -------  ----  ---------  ------  ---------  ---------    ---------
Balance as
 of March
 31, 2004  100,000  $  1  6,612,674  $   66  $ 185,977  $(171,638)   $  14,406
           =======  ====  =========  ======  =========  =========    =========

See accompanying notes to the consolidated financial statements.

                                     CADIZ INC.

                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   ==============================================

NOTE 1 - BASIS OF PRESENTATION
------------------------------

GENERAL

     The Consolidated Financial Statements have been prepared by Cadiz Inc., sometimes referred to as "Cadiz" or "the Company", without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2003. On January 30, 2003, Sun World International, Inc. and its subsidiaries (collectively "Sun World") filed voluntary petitions under Chapter 11 of the Bankruptcy Code. See "General Development of Business", in the Company's Form 10-K for the year ended December 31, 2003. Since the filing date, Sun World has operated its business and managed its affairs as debtor and debtor in possession. As of that date due to the Company's loss of control over the operations of Sun World, the financial statements of Sun World are no longer consolidated with those of Cadiz, but instead, Cadiz is accounting for its investment in Sun World on the cost basis of accounting. At January 31, 2003, Cadiz had a net investment in Sun World of approximately $195 thousand.
The Company wrote off the net investment in Sun World of $195 thousand at the Chapter 11 filing date because it did not anticipate being able to recover its investment.

	The foregoing Consolidated Financial Statements include the accounts of the Company and, until January 30, 2003, those of Sun World, and contain all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation. The unaudited consolidated financial information furnished herein has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of its operations and its cash flows for the periods presented.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of results for the entire fiscal year ending December 31, 2004.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business. The Company incurred losses of $2.8 million for the three months ended March 31, 2004 and $11.5 million for the year ended December 31, 2003. The Company had a working capital deficit of $30.5 million at March 31, 2004 and used cash in operations of $1.6 million for the three months ended March 31, 2004 and $6.6 million for the year ended December 31, 2003. In addition, Sun World filed for reorganization under Chapter 11 of the Bankruptcy Code. The financial statements of the Company do not purport to reflect or to provide for all of the consequences of an ongoing Chapter 11 reorganization. Specifically, but not all-inclusive, the financial statements of the Company do not present: (a) the realizable value of assets on a liquidation basis or the availability of such assets to satisfy liabilities, (b) the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 reorganization, or (c) the effect of changes which may be made resulting from a Plan of Reorganization. The appropriateness of using the going-concern basis is dependent upon, among other things, confirmation of a Plan of Reorganization, future profitable operations, the ability to comply with provisions of financing agreements and the ability to generate sufficient cash from operations to meet obligations.

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

GOODWILL

     The Company has $3.8 million of goodwill which resulted from a merger in May 1988 between two companies, which eventually became known as Cadiz Inc. Goodwill is not amortized but is tested for impairment annually in the first quarter, or earlier if events occur which require an impairment analysis be performed. The Company performed an impairment test of its goodwill in the first quarter of 2004 and determined that its goodwill was not impaired as its market capitalization at March 31, 2004 of $46.9 million was in excess of the Company's net book value of $14.4 million at that date.

INTANGIBLE AND OTHER LONG-LIVED ASSETS

     Property, plant and equipment, intangible and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As a result of the actions taken by Metropolitan in the fourth quarter of

2002 as described in Note 1 in Cadiz' Annual Report on Form 10-
K for the year ended December 31, 2003, the Company, with the assistance of an independent valuation firm, evaluated the carrying value of its water program and determined that the asset was not impaired and that the costs will be recovered through the ultimate sale or operation of the project.

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

     Had compensation cost for these plans been determined using fair value the Company's net loss and net loss per common share would have increased to the following pro forma amounts (dollars in thousands):

                                           THREE MONTHS ENDED MARCH 31,
                                                  2004       2003
                                                  ----       ----
Net loss applicable to common stock:
           As reported                         $  (2,815) $  (5,171)
           Expense under
            SFAS 123                                   -        (50)
                                               ---------  ---------
           Pro forma                           $  (2,815) $  (5,221)
                                               =========  =========

Net loss per common share:
           As reported                         $   (0.43) $   (3.53)
           Expense under
            SFAS 123                                   -      (0.03)
                                               ---------  ---------
           Pro forma                           $   (0.43) $   (3.56)
                                               =========  =========

     See Note 2 to the Consolidated Financial Statements included in the Company's Form 10-K for a discussion of the Company's accounting policies.

NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 2 - PROPERTY, PLANT EQUIPMENT AND WATER PROGRAMS
-----------------------------------------------------

     Property, plant, equipment and water programs consist of the following (in thousands):


                                            MARCH 31,  DECEMBER 31,
                                               2004         2003
                                               ----         ----
          Land                               $  22,010  $  22,010
          Permanent crops                        6,494      6,494
          Developing crops                         192        192
          Water programs                        14,274     14,274
          Buildings                              1,408      1,408
          Machinery and equipment                3,590      3,590
                                             ---------  ---------
                                                47,968     47,968

          Less accumulated depreciation         (8,585)    (8,454)
                                             ---------  ---------

                                             $  39,383  $  39,514
                                             =========  =========


NOTE 3 - DEBT
-------------

     On December 15, 2003, the Company entered into an amendment of its senior term loan and revolving credit facility to extend the maturity date through March 31, 2005 and can obtain further extensions through September 30, 2006, by maintaining sufficient balances, among other conditions, in a cash collateral account with the lender. At the closing of the secured term lending, the Company deposited into the lender's cash collateral account the sum of $2,142,000. The deposit, which is shown on the balance sheet as Restricted Cash, represented collateral for future interest payments on the Company's credit facility accruing at the rate of 4% per annum from October 1, 2003 until March 31, 2005.

     Interest under the amended credit facilities is payable semiannually on March 31 and September 30 each year at the Company's option in either cash at 8% per annum, or in cash and paid in kind ("PIK"), at 4% per annum for the cash portion and 8% per annum for the PIK portion. The PIK portion will be added to the outstanding principal balance.

     On March 31, 2004, the Company elected the 4% cash and 8% PIK option. Accordingly, 4% interest from October 1, 2003 in the amount of $0.7 million was paid from the restricted cash account leaving a balance of $1.4 million. On the same date, the accrued 8% PIK portion in the amount of $1.4 million was added to the principal balance of the loan.

     At March 31, 2004, the $32.6 million principal balance of the loan represents the original borrowing of $35.0 million increased by the $1.4 million above less $3.8 million being the unamortized portion of the debt discount resulting from the issuance of the Series F preferred stock at the time of the loan extension.

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

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Condensed consolidating financial information as of and for the three months ended March 31, 2003 for the Company is presented below. Consolidating balance sheet information at December 31, 2003 and March 31, 2004 and consolidating financial information for the three months ended March 31, 2004 is not presented as Sun World was deconsolidated effective January 30, 2003 (in thousands):


CONSOLIDATING STATEMENT
OF OPERATIONS INFORMATION
THREE MONTHS ENDED MARCH 31, 2003
                              CADIZ    SUN WORLD ELIMINATIONS CONSOLIDATED
                              -----    --------- ------------ ------------

Revenues                    $     187  $   3,005  $    (146)   $   3,046
                            ---------  ---------  ---------    ---------

Costs and expenses:
 Cost of sales                     47      2,653        (21)       2,679
 General and administrative     1,055        707       (125)       1,637
 Write off investment in
  subsidiary                      195          -          -          195
 Reorganization expense             -        655          -          655
 Depreciation and
  amortization                    147        190          -          337
                            ---------  ---------  ---------    ---------

  Total costs and expenses      1,444      4,205       (146)       5,503
                            ---------  ---------  ---------    ---------

Operating profit (loss)        (1,257)    (1,200)         -       (2,457)

Income (loss) from
 subsidiary                    (2,469)         -      2,469            -

Interest expense, net             918      1,269          -        2,187
                            ---------  ---------  ---------    ---------

Net loss before income
 taxes                         (4,644)    (2,469)     2,469       (4,644)

Income tax expense                  -          -          -            -
                            ---------  ---------  ---------    ---------

Net loss                       (4,644)    (2,469)     2,469       (4,644)

Less: Preferred stock
       dividends                  281          -          -          281
      Imputed dividend
       on preferred stock         246          -          -          246
                            ---------  ---------  ---------    ---------

Net loss applicable to
 common stock               $  (5,171) $  (2,469) $   2,469    $  (5,171)
                            =========  =========  =========    =========

CONSOLIDATING STATEMENT OF
CASH FLOW INFORMATION
THREE MONTHS ENDED MARCH 31, 2003
                              CADIZ    SUN WORLD ELIMINATIONS CONSOLIDATED
                              -----    --------- ------------ ------------

Net cash used for operating
 activities                 $    (361) $  (1,703) $       -    $  (2,064)
                            ---------  ---------  ---------    ---------

Cash flows from investing
 activities:
 Disposal of subsidiary             -     (1,019)         -       (1,019)
 Additions to property,
  plant and equipment               -       (140)         -         (140)
 Additions to water programs        -          -          -            -
 Additions to
  developing crops                 (1)      (197)         -         (198)
 Payment of loan to officer        30          -          -           30
 (Increase)decrease  in
  other assets                      5       (109)         -         (104)
                            ---------  ---------  ---------    ---------

Net cash provided by (used
 for) investing activities         34     (1,465)         -       (1,431)
                            ---------  ---------  ---------    ---------

Cash flows from financing
 activities:
 Net proceeds from issuance
  of long-term debt                 -        135          -          135
 Net proceeds from
  convertible notes payable       200          -          -          200
 Principal payments on
  long-term debt                    -         (7)         -           (7)
                            ---------  ---------  ---------    ---------

Net cash provided by
 financing activities             200        128          -          328
                            ---------  ---------  ---------    ---------

Net decrease in cash and
 cash equivalents                (127)    (3,040)         -       (3,167)

Cash and cash equivalents,
 beginning of period              189      3,040          -        3,229
                            ---------  ---------  ---------    ---------

Cash and cash equivalents,
 end of period              $      62  $       -  $       -    $      62
                            =========  =========  =========    =========


NOTE 4 - NET LOSS PER COMMON SHARE
----------------------------------

     Basic earnings per share (EPS) is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any by the weighted-average common shares outstanding. Options, deferred stock units, warrants, convertible debt, and preferred stock that are convertible into shares of the Company's common stock were not considered in the computation of diluted EPS because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 1,751,000 shares (including Series F preferred stock convertible into 1,729,000 shares of common stock) and 323,000 at March 31, 2004 and 2003, respectively.


NOTE 5 - PREFERRED AND COMMON STOCK
-----------------------------------

     During the quarter ended March 31, 2004, we issued 60,000 shares of common stock in consideration for services valued at $150,000, and 80,000 shares of common stock in payment of $200,000 bonus for services rendered. The shares were issued at $2.50 per share, the price of the December 2003 private placement at which time the issue of the shares was authorized, the services rendered and the amounts accrued. We also issued 1,289 shares of common stock to holders of deferred stock units who exchanged their deferred stock units for shares of common stock upon their vesting dates.


NOTE 6 - SEGMENT INFORMATION
----------------------------

         Financial information by reportable business segment is reported in the tables below. The changes in the agricultural segment for the period ended March 31, 2004 are due to the deconsolidation of Sun World in January 2003.


                            THREE MONTHS ENDED
                                 MARCH 31
                              2004       2003

External sales
 Water resources           $      11  $      41
 Agricultural                      -      3,005
                           ---------  ---------
 Consolidated              $      11  $   3,046
                           =========  =========

Inter-segment sales
 Water resources           $       -  $     146
 Agricultural                      -       (146)
                           ---------  ---------
 Consolidated              $       -  $       -
                           =========  =========

Total sales
 Water resources           $      11  $     187
 Agricultural                      -      3,005
 Other                             -       (146)
                           ---------  ---------
 Consolidated              $      11  $   3,046
                           =========  =========

Income (loss) before
 income taxes
 Water resources           $    (736) $  (1,062)
 Agricultural                      -     (1,200)
 Interest expense (net)       (2,079)    (2,187)
 Other                             -       (195)
                           ---------  ---------
 Consolidated              $  (2,815) $  (4,644)
                           =========  =========

                           MARCH 31, DECEMBER 31,
                             2004       2003
Assets
 Water resources           $  47,900  $  49,526

 Agricultural                      -          -
                           ---------  ---------
 Consolidated              $  47,900  $  49,526
                           =========  =========

SUN WORLD INTERNATIONAL, INC.
(DEBTOR-IN-POSSESSION)
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------
                                               THREE MONTHS ENDED
                                                     MARCH 31,
($ IN THOUSANDS)                                 2004       2003
------------------------------------------------------------------------

Revenues                                       $  12,277  $   9,561
                                               ---------  ---------
Costs and expenses:
 Cost of sales                                    11,255      9,071
 General and administrative                        2,403      2,146
 Depreciation and amortization                       474        526
                                               ---------  ---------

   Total costs and expenses                       14,132     11,743
                                               ---------  ---------

Operating loss                                    (1,855)    (2,182)

Gain on sale of property                             152          -

Interest expense, net (contractual interest
 for 2004 and 2003, respectively was
 $3,915 and $4,029)                                  393      1,603
                                               ---------  ---------

Loss before reorganization items
 and income taxes                                 (2,096)    (3,785)

Reorganization items:
 Debt issuance costs                                   -        912
 Professional fees                                   418      1,365
                                               ---------  ---------

   Total reorganization items                        418      2,277
                                               ---------  ---------

Net loss before income taxes                      (2,514)    (6,062)

Income tax expense                                    62         20
                                               ---------  ---------

Net loss                                       $  (2,576) $  (6,082)
                                               =========  =========

See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(DEBTOR-IN-POSSESSION)
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED BALANCE SHEET (UNAUDITED)
------------------------------------------------------------------------
                                                MARCH 31, DECEMBER 31,
($ IN THOUSANDS)                                  2004       2003
------------------------------------------------------------------------

ASSETS

Current assets:
 Cash and cash equivalents                     $     153  $   1,548
 Accounts receivable, net                          6,329      7,031
 Inventories                                      20,990     12,851
 Prepaid expenses and other                        1,716      1,817
                                               ---------  ---------

    Total current assets                          29,188     23,247

Property, plant, equipment, and water
 programs, net                                   108,344    107,812

Intangible assets                                  1,896      1,903

Other assets                                       6,560      6,568
                                               ---------  ---------

 Total assets                                  $ 145,988  $ 139,530
                                               =========  =========

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
 Accounts payable                              $   6,583  $   5,689
 Accrued liabilities                               1,756      2,280
 Revolving credit facility                        13,098      4,423
 Long-term debt, current portion                     120        125
                                               ---------  ---------

     Total current liabilities                    21,557     12,517

Long-term debt                                       705        730
Deferred income taxes                              5,447      5,447
Other liabilities                                     28        365
                                               ---------  ---------

     Total liabilities not subject to
      compromise                                  27,737     19,059
                                               ---------  ---------

Liabilities subject to compromise under
 reorganization proceedings                      141,606    141,606

Contingencies

Stockholder's deficit:
 Common stock, $0.01 par value, 300,000
  shares authorized; 42,000 shares issued
  and outstanding                                      -          -
 Additional paid-in capital                       39,479     39,123
 Accumulated deficit                             (62,834)   (60,258)
                                               ---------  ---------

  Total stockholder's deficit                    (23,355)   (21,135)
                                               ---------  ---------

 Total liabilities and stockholder's deficit   $ 145,988  $ 139,530
                                               =========  =========

See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(DEBTOR-IN-POSSESSION)
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------
                                                THREE MONTHS ENDED
                                                    MARCH 31,
($ IN THOUSANDS)                                 2004       2003
------------------------------------------------------------------------

Cash flows from operating activities:
 Net loss                                      $  (2,576) $  (6,082)
Adjustments to reconcile net loss to net
 cash used for operating activities:
  Depreciation and amortization                      481        602
  Write-off of debt issuance costs	                   -        912
  Gain on disposal of assets                        (152)        (9)
  Shares of KADCO stock earned for services            -       (313)
  Compensation charge for deferred stock units        20         79
  Changes in operating assets and liabilities:
   Decrease in accounts receivable                   702      1,520
   Increase in inventories                        (7,159)    (5,735)
   Decrease  (increase) in prepaid expenses
    and other                                        101     (1,295)
   Increase in accounts payable                      894        454
   Increase (decrease) in accrued liabilities       (524)       268
   Increase in due to parent                           -        (61)
   (Decrease) increase in other liabilities            -        (10)
                                               ---------  ---------

  Net cash used before reorganization items       (8,213)    (9,670)
                                               ---------  ---------

Increase in liabilities subject to compromise
 under reorganization proceedings                      -        247
                                               ---------  ---------

  Net cash used for operating activities          (8,213)    (9,423)
                                               ---------  ---------

Cash flows from investing activities:
 Additions to property, plant, and equipment        (663)      (187)
 Additions to developing crops                    (1,257)      (548)
 Proceeds  from  disposal of property, plant
  and equipment                                      157         21
 Increase in other assets                            (64)      (131)
                                               ---------  ---------

  Net cash used for investing activities          (1,827)      (845)
                                               ---------  ---------

Cash flows from financing activities:
Proceeds from issuance of long term debt               -        136
Principal payments on long-term debt                 (30)      (885)
Borrowings from intercompany revolver, net             -         51
Proceeds from short-term borrowings                8,675      9,662
                                               ---------  ---------

  Net cash provided by financing activities        8,645      8,964
                                               ---------  ---------

Net decrease in cash and cash equivalents         (1,395)    (1,304)

Cash and cash equivalents at beginning
 of period                                         1,548      3,040
                                               ---------  ---------

Cash and cash equivalents at end of period     $     153  $   1,736
                                               =========  =========

See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(DEBTOR-IN-POSSESSION)
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIT (UNAUDITED)
--------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31, 2004
($ In Thousands)
--------------------------------------------------------------------------------
                                          ADDITIONAL                   TOTAL
                           COMMON STOCK    PAID-IN    ACCUMULATED  STOCKHOLDERS'
                         SHARES   AMOUNT   CAPITAL      DEFICIT       DEFICIT
                         ------   ------   -------      -------       -------
Balance as of
 December 31, 2003        42,000  $    -  $  39,123   $ (60,258)     $ (21,135)

Exchange of deferred
 stock units for
 parent's common stock         -       -       356            -            356

Net loss                       -       -         -       (2,576)        (2,576)
                       ---------  ------  --------    ---------      ---------
Balance as of
 March 31, 2004           42,000  $    -  $ 39,479    $ (62,834)     $ (23,355)
                       =========  ======  ========    =========      =========

See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(DEBTOR-IN-POSSESSION)
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
==============================================

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

NOTE 2 - BASIS OF PRESENTATION
------------------------------

     The Consolidated Financial Statements have been prepared by Sun World International, Inc. and its subsidiaries, collectively referred to as "Sun World" without audit and should be read in conjunction with the Sun World Consolidated Financial Statements and notes thereto included in the Cadiz Inc. Form 10-K for the year ended December 31, 2003. The foregoing Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, which Sun World considers necessary for a fair presentation. The results of operations for the three months ended March 31, 2004 are not indicative of the results to be expected for the full fiscal year as Sun World's harvest seasons and revenues are seasonal in nature.

     Since the Chapter 11 bankruptcy filing, the Company has applied the provisions of SOP 90-7, which does not significantly change the application of accounting principles generally accepted in the United States of America; however, it does require that the financial statements for periods including and subsequent to filing the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. As disclosed in the Consolidated Statements of Operations, reorganization items at March 31, 2004, consist of professional fees directly associated with the reorganization of $418,000, and at March 31, 2003 consist professional fees directly associated with the reorganization of $1,365,000 and the write-off of unamortized debt issuance costs as of the Petition Date of $912,000.

     See Note 2 to the Sun World Consolidated Financial
Statements included in the Cadiz Inc. latest Form 10-K for a discussion of Sun World's accounting policies.


NOTE 3 - INVENTORIES
--------------------

     Inventories consist of the following (dollars in thousands):

                                                MARCH 31, DECEMBER 31,
                                                  2004       2003
                                                  ----       ----

     Growing crops                             $  17,811  $  10,427
     Harvested product                               322        189
     Materials and supplies                        2,857      2,235
                                               ---------  ---------
                                               $  20,990  $  12,851
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

     Liabilities subject to compromise under reorganization proceedings are summarized as follows (dollars in thousands):

                                               MARCH 31, DECEMBER 31,
                                                 2004       2003
                                                 ----       ----
     Accounts payable                          $   4,311  $   4,311
     Interest payable                              3,795      3,795
     Due to parent company                        13,500     13,500
     Long-term debt                              120,000    120,000
                                               ---------  ---------
          Total                                $ 141,606  $ 141,606
                                               =========  =========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the following discussion contains trend analysis and other forward-looking statements. Forward-looking statements can be identified by the use of words such as "intends", "anticipates", "believes", "estimates", "projects", "forecasts", "expects", "plans" and "proposes". Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. These include, among others, our ability to maximize value from our Cadiz, California land and water resources; the uncertainty of the outcome of Sun World's bankruptcy proceedings; our outstanding guarantee of Sun World's First Mortgage Notes; and our ability to obtain new financings as needed to meet our ongoing working capital needs. See additional discussion under the heading "Certain Trends and Uncertainties" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003.

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

     Our financing activities during 2003 were directed primarily towards completion of an overall restructuring of our capital structure which would preserve our ability to continue with our water resource development programs. This overall capital restructuring was successfully completed in December 2003, and featured the following components, in chronological order:

       * In June 2003 we completed a private equity offering of 800,000 shares of our common stock (after giving effect to our one for twenty-five reverse stock split effective December 15, 2003 (the "Reverse Split")). 672,000 shares were issued in consideration for $1.68 million in cash, 112,000 were issued in consideration for $280 thousand in services rendered to us, and 16,000 were issued as consideration for fees related to the equity offering. The proceeds raised in this offering provided sufficient working capital for us to continue operations pending completion of the larger $8.6 million private placement in December 2003 described below.

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

RESULTS OF OPERATIONS

      On January 30, 2003, Sun World filed a voluntary petition for Chapter 11 bankruptcy protection. As of that date due to the Company's loss of control over the operations of Sun World, the financial statements of Sun World will no longer be consolidated with ours, but instead, we will account for our investment in Sun World on the cost basis of accounting. As a result of changing to the cost basis of accounting on January 31, 2003, we had a net investment in Sun World of approximately $195 thousand. We wrote off the net investment in Sun World of $195 thousand at the Chapter 11 filing date because we do not anticipate being able to recover our investment.

      Our consolidated financial statements for the three month period ended March 31, 2003 include the results of operations for Sun World only for the period January 1, 2003 through January 30, 2003. The results of operations of Sun World subsequent to January 30, 2003 are not consolidated in these consolidated financial statements. As a result of the foregoing, direct comparisons of our consolidated results of operations for the three months ended March 31, 2004 with results for the three months ended March 31, 2003 will not, in our view, prove meaningful.

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

      Tables which disclose the results of Cadiz Inc. separate from its consolidated subsidiary Sun World for the period ending
March 31, 2003, and from which the numbers used in the following discussion are derived, can be found in Note 3 to the Consolidated Financial Statements in Item 1 above.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED
MARCH 31, 2003
----------------------------------------------------------------

     We have not received significant revenues from our water resource activity to date. As a result, we have historically incurred a net loss from operations. We had revenues of $11 thousand for the three months ended March 31, 2004 and $0.2 million for the three months ended March 31, 2003 with the reduction primarily attributable to the loss of management fees charged to Sun World in 2003 for the period to its Chapter 11 filing January 30, 2003. Our net loss totaled $2.8 million for the three months ended March 31, 2004 compared to $4.6 million for the three months ended March 31, 2003. During the three months ended March 31, 2003, Cadiz recorded $2.5 million loss from Sun World. Excluding the Sun World loss, Cadiz net loss for the three months ended March 31, 2003 was $2.2 million.

     Our primary expenses are our ongoing overhead costs (i.e.
general and administrative expense) and our interest expense.

     REVENUES. We had revenues of $11 thousand for the three months ended March 31, 2004 and $0.2 million for the three months ended
March 31, 2003 with the reduction attributable to the loss of management fees charged to Sun World in 2003 for the period to Sun World's Chapter 11 filing January 30, 2003, and the loss of fixed rental revenue from Cadiz Ranch.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses during the three months ended March 31, 2004 totaled $0.6 million compared to $1.1 million for the three months ended March 31, 2003. The decrease in general and administrative expenses is primarily due to reductions in professional fees, salaries and other costs associated with a reduction in staffing

     WRITE OFF OF INVESTMENT IN SUBSIDIARY. On January 30, 2003 Sun World and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. As of that date due to the Company's loss of control over the operations of Sun World, the financial statements are no longer consolidated with those of Cadiz, but instead Cadiz accounts for its investment in Sun World on the cost basis of accounting. As a result of changing to the cost basis of accounting and because the Company does not believe it will be able to recover its investment, the Company wrote off its investment in Sun World of $195,000.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three months ended March 31, 2004 and 2003 totaled $0.13 million compared to $0.15 million.

     INTEREST EXPENSE, NET. Net interest expense totaled $2.2 million during the three months ended March 31, 2004, compared to $0.9 million during the same period in 2003. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                                 THREE MONTHS ENDED
                                                     MARCH 31,
                                                 2004       2003
                                                 ----       ----
      Interest on outstanding debt             $   1,139  $     634
      Amortization of financing costs              1,027        350
      Interest income                                 (9)       (66)
                                               ---------  ---------
                                               $   2,157  $     918
                                               =========  =========

     The increase in net interest expense is primarily due to a combination of higher interest rates on the ING loan and the amortization of both debt discount and borrowing fees. These financing costs, which include fees and preferred stock issued in conjunction with the ING loan extension, are amortized over the life of the debt agreement. For the 2004 period, the amortization of financing costs is non-cash as is $707 thousand of the interest on outstanding debt representing the PIK portion which is added to the loan principal. The result is that only approximately $400 thousand of the $2.2 million interest expense represents a current cash outlay. See Note 3 to Cadiz financial statements.


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

     During 2003 we remained in continuing discussions with ING concerning an overall restructuring of this debt and in December 2003, as part of an overall restructuring of our capital structure, we entered into agreements with ING which provided for establishing the outstanding principal balance owed to ING at $35 million and extended the maturity date of the credit facilities until March 31, 2005, with three additional automatic six month extensions conditioned on our maintaining, as of the commencement date of each extension, cash in an amount equal to at least 4% of the outstanding principal balance of the credit facilities in a cash collateral account held by ING. Additional details concerning the terms of this December 2003 restructuring are included in our Form 10-K for the year ended December 31, 2003.

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

     We have no outstanding credit facilities or preferred stock other than the Series F preferred stock held by ING as described in our 10-K for the year ended December 31, 2003.

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

     CASH USED FOR OPERATING ACTIVITIES. Cash used for operating activities was $1.6 million for the three months ended March 31, 2004, as compared to $2.0 million for the three months ended March 31, 2003. These amounts are not comparable because of the deconsolidation of Sun world in January 2003. Cash used by Cadiz for operating activities totaled $1.6 million for the three months ended March 31, 2004 compared to $0.4 million for the same period in 2003. The increased cash usage is primarily due to a greater loss in the 2004 period.

     CASH USED FOR INVESTING ACTIVITIES. During the 2004 period $0.7 million was paid from the restricted cash account for the cash portion of interest due on the ING loan at March 31, 2004. During the three months ended March 31, 2003, $1.5 million was used for investing activities primarily due to $1.0 million as a result of deconsolidation of Sun World in January 2003, and $0.3 million for additions to fixed assets.

     CASH PROVIDED BY FINANCING ACTIVITIES. Cash provided by financing activities was $0 for the three months ended March 31, 2004, compared to $0.3 million in 2003. In 2003, Cadiz cash inflows resulted from the issuance of a $0.2 million convertible note and $0.1 million from Sun World's issuance of long-term debt.

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

NEW ACCOUNTING PRONOUNCEMENTS

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information about market risks for the three months ended
March 31, 2004 does not differ materially from that discussed under Item 7A of Cadiz' Annual Report on Form 10-K for the year ended December 31, 2003.


ITEM 4.   CONTROLS AND PROCEDURES

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004. Based upon, and as of the date of that evaluation, our Chairman, Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective in timely alerting him to material information relating to Cadiz (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to affect, our internal control over financial reporting, and no corrective actions with regard to significant deficiencies or weaknesses.

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

ITEM 2.   CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER
          PURCHASES OF EQUITY SECURITIES

     During the quarter ended March 31, 2004, we issued 60,000 shares of common stock in consideration for services valued at $150,000, or $2.50 per share. We also issued 80,000 shares of common stock valued at $2.50 per share in payment of a $200,000 bonus for services rendered. We also issued 1,289 shares of common stock to holders of deferred stock units who exchanged their deferred stock units for shares of common stock upon their vesting dates. We believe that the transactions described are exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act as the transactions did not involve public offerings, the number of investors was limited, the investors were provided with information about us, and we placed restrictions on resale of the securities (other than 734 shares issued upon exchange of deferred stock units which were eligible for resale pursuant to Rule 144(k)).


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

      Not applicable.


ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     Not applicable.


ITEM 5.   OTHER INFORMATION

     Not applicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     A.   EXHIBITS

     The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

         3.1 Certificate of Elimination of Series A Junior
             Participating Preferred Stock of Cadiz Inc.

         4.1 Amendment/Termination of Rights Agreement dated as of March __, 2004 by and between Cadiz
             Inc. and Continental Stock Transfer & Trust Company

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

     None.

                            SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADIZ INC.




By:   /s/  Keith Brackpool                        November 1, 2004
     ------------------------------------------   ----------------
     Keith Brackpool, Chairman of the Board and   Date
     Chief Executive Officer