Form 10-Q
period 2004-06-30
CADIZ INC
filed 2004-11-02
CIK 727273

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D. C. 20549


                            FORM 10-Q


     (Mark One)
 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the quarterly period ended June 30, 2004

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

CADIZ INC.

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004                 PAGE
---------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

1.   CADIZ INC. CONSOLIDATED FINANCIAL STATEMENTS

     Statement of Operations for the three months ended June 30,
     2004 and 2003. . . . . . . . . . . . . . . . . . . . . . . . .1

     Statement of Operations for the six months ended June 30,
     2004 and 2003. . . . . . . . . . . . . . . . . . . . . . . . .2

     Balance Sheet as of June 30, 2004 and December 31, 2003. . . .3

     Statement of Cash Flows for the six months ended June 30,
     2004 and 2003. . . . . . . . . . . . . . . . . . . . . . . . .4

     Statement of Stockholders' Equity for the six months ended
     June 30, 2004. . . . . . . . . . . . . . . . . . . . . . . . .5

     Notes to the Consolidated Financial Statements. . . . . . . . 6

     SUN WORLD INTERNATIONAL, INC. CONSOLIDATED FINANCIAL STATEMENTS

     Statement of Operations for the three months ended June 30,
     2004 and 2003. . . . . . . . . . . . . . . . . . . . . . . . 15

     Statement of Operations for the six months ended June 30,
     2004 and 2003. . . . . . . . . . . . . . . . . . . . . . . . 16

     Balance Sheet as of June 30, 2004 and December 31, 2003. . . 17

     Statement of Cash Flows for the six months ended June 30,
     2004 and 2003. . . . . . . . . . . . . . . . . . . . . . . . 18

     Statement of Stockholder's Equity for the six months ended
     June 30, 2004. . . . . . . . . . . . . . . . . . . . . . . . 19

     Notes to the Consolidated Financial Statements. . . . . . . .20


2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . 24

3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . 32

4.   CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . 33

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . .33




                                CADIZ INC.

            CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

-----------------------------------------------------------------------
                                             FOR THE THREE MONTHS
                                                ENDED JUNE 30,
($ IN THOUSANDS EXCEPT PER SHARE DATA)         2004       2003
-----------------------------------------------------------------------

Revenues                                     $       9  $      97
                                             ---------  ---------
Costs and expenses:
 Cost of sales                                       -         50
 General and administrative                        479        743
 Depreciation and amortization                     131        142
                                             ---------  ---------

Total costs and expenses                           610        935
                                             ---------  ---------

Operating loss                                    (601)      (838)

Interest expense, net                            2,123        585
                                             ---------  ---------

Net loss                                       ( 2,724)    (1,423)

Less:  Preferred stock dividends                     -        282

       Imputed dividend on preferred stock           -        246
                                             ---------  ---------

Net loss applicable to common stock          $  (2,724) $  (1,951)
                                             =========  =========


Basic and diluted net loss per common share  $   (0.41)  $  (0.92)
                                             =========  =========

Basic and diluted weighted average shares
 outstanding                                     6,613      2,132
                                             =========  =========

See accompanying notes to the consolidated financial statements.

                             CADIZ INC.

          CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

-----------------------------------------------------------------------
                                              FOR THE SIX MONTHS
                                                ENDED JUNE 30,
($ IN THOUSANDS EXCEPT PER SHARE DATA)          2004      2003
-----------------------------------------------------------------------

Revenues                                     $      20  $   3,143
                                             ---------  ---------

Costs and expenses:
 Cost of sales                                       -      2,729
 General and administrative                      1,017      2,380
 Write off of investment in subsidiary               -        195
 Reorganization costs                                -        655
 Depreciation and amortization                     262        479
                                             ---------  ---------

 Total costs and expenses                        1,279      6,438
                                             ---------  ---------

Operating loss                                  (1,259)    (3,295)

Interest expense, net                            4,280      2,772
                                             ---------  ---------

Net loss                                        (5,539)    (6,067)

Less: Preferred stock dividends                      -        563
      Imputed dividend on preferred stock            -        492
                                             ---------  ---------

Net loss applicable to common stock          $  (5,539) $  (7,122)
                                             =========  =========

Basic and diluted net loss per common share  $   (0.84) $   (3.60)
                                             =========  =========

Basic and diluted weighted average shares
 outstanding                                     6,580      1,981
                                             =========  =========

See accompanying notes to the consolidated financial statements.

                            CADIZ INC.

            CONSOLIDATED BALANCE SHEET (UNAUDITED)

-----------------------------------------------------------------------
                                               JUNE 30, DECEMBER 31,
($ IN THOUSANDS)                                 2004      2003
-----------------------------------------------------------------------

ASSETS

Current assets:
 Cash and cash equivalents                   $   2,066  $   3,422
 Prepaid expenses and other                        359        248
                                             ---------  ---------

      Total current assets                       2,425      3,670

Property, plant, equipment and water
 programs, net                                  39,257     39,514
Goodwill                                         3,813      3,813
Restricted cash                                  1,436      2,142
Other assets                                       218        387
                                             ---------  ---------

                                             $  47,149  $  49,526
                                             =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                             $    624   $    857
 Accrued liabilities                             1,268      1,545
 Long-term debt, current portion                33,575          -
                                             ---------  ---------

          Total current liabilities             35,467      2,402

Long-term debt                                       -     30,253
Other liabilities                                    -        654

Commitments and contingencies

Stockholders' equity:
 Series F convertible preferred stock -
  $.01 par value:
   100,000 shares authorized; shares
   issued and outstanding - 100,000 at
   June 30, 2004 and December 31, 2003               1          1

 Common stock - $.01 par value; 70,000,000
  shares authorized; shares issued and
  outstanding - 6,612,674 at June 30, 2004
  and 6,471,385 at December 31, 2003                66         65
 Additional paid-in capital                    185,977    184,974
 Accumulated deficit                          (174,362)  (168,823)
                                             ---------  ---------

 Total stockholders' equity                     11,682     16,217
                                             ---------  ---------
                                             $  47,149  $  49,526
                                             =========  =========

See accompanying notes to the consolidated financial statements.

                            CADIZ INC.

          CONSOLIDATED STATEMENT OF CASHFLOWS (UNAUDITED)

-----------------------------------------------------------------------
                                             FOR THE SIX MONTHS
                                                ENDED JUNE 30,
($ IN THOUSANDS)                               2004       2003
-----------------------------------------------------------------------

Cash flows from operating activities:
 Net loss                                    $  (5,539) $  (6,067)
 Adjustments to reconcile net loss to
  net cash used for operating activities:
   Depreciation and amortization                 2,312      1,062
   Write off of investment in subsidiary             -        195
   Loss on disposal of assets                        -         43
   Interest expense added to loan principal        707          -
   Stock issued for services                         -         72
   Compensation charge for deferred stock
    units                                            -        106
   Accrued interest on loan to officer               -        (29)
   Changes in operating assets and
    liabilities:
    Decrease in accounts receivable                  -      1,488
    Increase in inventories                          -     (3,043)
    Increase in prepaid expenses and other        (111)      (557)
    Increase (decrease) in accounts payable       (233)     1,567
    Increase in accrued liabilities                789      1,718
                                             ---------  ---------
    Net cash used for operating activities      (2,075)    (3,445)
                                             ---------  ---------

Cash flows from investing activities:
 Disposal of subsidiary                              -     (1,019)
 Additions to property, plant and equipment         (6)      (140)
 Additions to developing crops                       -       (198)
 Decrease in restricted cash                       706          -
 Payment of loan to officer                          -         38
 (Increase) decrease in other assets                19       (103)
                                             ---------  ---------

    Net cash provided by (used) for
     investing activities                          719     (1,422)
                                             ---------  ---------

Cash flows from financing activities:
 Proceeds from issuance of long-term debt            -        135
 Net proceeds from issuance of stock                 -      1,680
 Proceeds from convertible note payable              -        200
 Principal payments on long-term debt                -         (7)
                                             ---------  ---------

    Net cash provided by financing
     activities                                      -      2,008
                                             ---------  ---------

Net decrease in cash and cash equivalents       (1,356)    (2,859)

Cash and cash equivalents, beginning
 of period                                       3,422      3,229
                                             ---------  ---------

Cash and cash equivalents, end of period     $   2,066  $     370
                                             =========  =========

See accompanying notes to  the consolidated financial statements.

                              CADIZ INC.

         CONSOLIDATED STATEMENT OF STOCKHOLDERS'EQUITY (UNAUDITED)

--------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30, 2004
($ IN THOUSANDS)
--------------------------------------------------------------------------------
           PREFERRED STOCK    COMMON STOCK  ADDITIONAL                  TOTAL
           ---------------    ------------   PAID-IN   ACCUMULATED STOCKHOLDERS'
           SHARES   AMOUNT  SHARES   AMOUNT  CAPITAL     DEFICIT      DEFICIT
           ------   ------  ------   ------  -------     -------      -------

Balance as
 of December
 31, 2003  100,000  $  1  6,471,385  $   65  $ 184,974  $(168,823)   $  16,217
           -------  ----  ---------  ------  ---------  ---------    ---------
Exchange of
 deferred
 stock
 units for
 common
 stock           -     -      1,289       -        654          -          654
Issuance of
 common
 stock for
 services        -     -    140,000       1        349          -          350

Net loss         -     -          -       -          -     (5,539)      (5,539)
           -------  ----  ---------  ------  ---------  ---------    ---------

Balance as
 of June
 30, 2004  100,000  $  1  6,612,674  $   66  $ 185,977  $(174,362)   $  11,682
           =======  ====  =========  ======  =========  =========    =========

See accompanying notes to the consolidated financial statements.

                                    CADIZ INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                ==============================================

NOTE 1 - BASIS OF PRESENTATION
------------------------------

GENERAL

     The Consolidated Financial Statements have been prepared by Cadiz Inc., sometimes referred to as "Cadiz" or "the Company", without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2003. On January 30, 2003, Sun World International, Inc. and its subsidiaries (collectively "Sun World") filed voluntary petitions under Chapter 11 of the Bankruptcy Code. See "General Development of Business", in the Company's Form 10-K for the year ended
December 31, 2003. Since the filing date, Sun World has operated its business and managed its affairs as debtor and debtor in possession. As of that date due to the Company's loss of control over the operations of Sun World, the financial statements of Sun World are no longer consolidated with those of Cadiz, but instead, Cadiz is accounting for its investment in Sun World on the cost basis of accounting. At January 31, 2003, Cadiz had a net investment in Sun World of approximately $195 thousand consisting of loans and other amounts due from Sun World of approximately $13,500,000 less losses in excess of investments in Sun World of $13,305,000. The Company wrote off the net investment in Sun World of $195 thousand at the Chapter 11 filing date because it did not anticipate being able to recover its investments. The foregoing Consolidated Financial Statements include the accounts of the Company and, until January 30, 2003, those of Sun World, and contain all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation.
The unaudited consolidated financial information furnished herein has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of its operations and its cash flows for the periods presented.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2003. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of results for the entire fiscal year ending December 31, 2004.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business. The Company incurred losses of $5.5 million for the six months ended June 30, 2004 and $11.5 million for the year ended December 31, 2003 and had a working capital deficit of $33.0 million at June 30, 2004 and used cash in operations of $2.1 million in the six months ended June 30, 2004 and $6.6 million for the year ended December 31, 2003. In addition, Sun World filed for reorganization under Chapter 11 of the

Bankruptcy Code. The financial statements of the Company do not purport to reflect or to provide for all of the consequences of an ongoing Chapter 11 reorganization. Specifically, but not all-inclusive, the financial statements of the Company do not present: (a) the realizable value of assets on a liquidation basis or the availability of such assets to satisfy liabilities,
(b) the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 reorganization, or (c) the effect of changes which may be made resulting from a Plan of Reorganization. The appropriateness of using the going-concern basis is dependent upon, among other things, confirmation of a Plan of Reorganization, future profitable operations, the ability to comply with provisions of financing agreements and the ability to generate sufficient cash from operations to meet obligations.

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

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and those of Sun World until January 30, 2003, at which date Sun World and certain of its subsidiaries (Sun Desert Inc., Coachella Growers, and Sun World/Rayo) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. As of that date due to the Company's loss of control over the operations of Sun World, the financial statements of Sun World are no longer be consolidated with those of Cadiz, but instead, Cadiz accounts for its investment in Sun World on the cost basis of accounting.

GOODWILL

     The Company has $3.8 million of goodwill which resulted from a merger in May 1988 between two companies, which eventually became known as Cadiz Inc. Goodwill is not amortized but is tested for impairment annually in the first quarter, or earlier if events occur which require an impairment analysis be performed. The Company performed an impairment test of its goodwill in the first quarter of 2004 and determined that its goodwill was not impaired.

INTANGIBLE AND OTHER LONG-LIVED ASSETS

     Property, plant and equipment, intangible and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As a result of the actions taken by Metropolitan in the fourth quarter of 2002 as described in Note
1 in Cadiz' Annual Report on Form 10- K for the year ended December 31, 2002, the Company, with the assistance of an independent valuation firm, evaluated the carrying value of its water program and determined that the asset was not impaired and that the costs will be recovered through the ultimate sale or operation of the project.

STOCK-BASED COMPENSATION

     As permitted under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock options and other stock-based employee awards. Pro forma information regarding net loss and loss per share, as calculated under the provisions of SFAS 123, are disclosed in the notes to the financial statements. The Company accounts for equity securities issued to non-employees in accordance with the provision of SFAS 123 and Emerging Issues Task Force 96-18.

     Had compensation cost for these plans been determined using fair value the Company's net loss and net loss per common share would have increased to the following pro forma amounts (dollars in thousands):

                                THREE AND SIX MONTHS ENDED JUNE 30
                                    2004                  2003
                        THREE MONTHS SIX MONTHS THREE MONTHS SIX MONTHS
                        ------------ ---------- ------------ ----------

Net loss applicable to
 common stock:
           As reported    $  (2,724)  $  (5,539)  $  (1,951)  $  (7,122)
           Expense under
            SFAS 123            (14)        (14)        (24)        (74)
                          ---------   ---------   ---------   ---------
           Pro forma      $  (2,738)  $  (5,553)  $  (1,975)  $  (7,196)
                          =========   =========   =========   =========

Net loss per common share:
           As reported    $   (0.41)  $   (0.84)  $   (0.92)  $   (3.60)
           Expense under
            SFAS 123          (0.00)      (0.00)      (0.01)      (0.03)
                          ---------   ---------   ---------   ---------
           Pro forma      $   (0.41)  $   (0.84)  $   (0.93)  $   (3.63)
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


NOTE 2 - PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS
------------------------------------------------------

     Property, plant, equipment and water programs consist of the following (in thousands):


                                             JUNE 30,  DECEMBER 31,
                                               2004       2003
                                               ----       ----
          Land                               $  22,010  $  22,010
          Permanent crops                        6,494      6,494
          Developing crops                         192        192
          Water programs                        14,274     14,274
          Buildings                              1,408      1,408
          Machinery and equipment                3,596      3,590
                                             ---------  ---------

                                                47,974     47,968
          Less accumulated depreciation         (8,717)    (8,454)
                                             ---------  ---------

                                             $  39,257  $  39,514
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

     Interest under the amended credit facilities is payable semiannually on March 31 and September 30 of each year at the Company's option in either cash at 8% per annum, or in cash and paid in kind ("PIK"), at 4% per annum for the cash portion and 8% per annum for the PIK portion. The PIK portion will be added to the outstanding principal balance.

     On March 31, 2004, the Company elected the 4% cash and 8%
PIK option. Accordingly, 4% interest from October 1, 2003 in the amount of $0.7 million was paid from the restricted cash account leaving a balance of $1.4 million. On the same date, the accrued 8% PIK portion in the amount of $1.4 million was added to the principal balance of the loan.

     At June 30, 2004, the $33.6 million principal balance of the loan represents the original borrowing of $35.0 million increased by the $1.4 million above less $2.8 million being the unamortized portion of the debt discount resulting from the issuance of the Series F preferred stock at the time of the loan extension.

     In April 1997, Sun World issued $115 million of Series A First Mortgage Notes through a private placement. The notes have subsequently been exchanged for Series B First Mortgage Notes, which are registered under the Securities Act of 1933 and are publicly traded. The First Mortgage Notes are secured by a first lien (subject to certain permitted liens) on substantially all of the assets of Sun World and its subsidiaries other than growing crops, crop inventories and accounts receivable and proceeds thereof, which secure the Revolving Credit Facility. With the entering into the DIP Facility as described in the Company's filing on Form 10-K for the year ended December 31, 2003, the note holders now have a second position on substantially all of the Company's assets for so long as the DIP Facility is outstanding. The First Mortgage Notes mature April 15, 2004, but are redeemable at the option of Sun World, in whole or in part, at any time prior to the maturity date. The First Mortgage Notes include covenants that do not allow for the payment of dividends by the Company other than out of cumulative net income.

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

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Condensed consolidating financial information for the six months ended June 30, 2003 for the Company is as follows. Consolidating balance sheet information at June 30, 2004 and December 31, 2003, consolidating financial information for the three months ended June 30, 2003 and 2004, and consolidating financial information for the six months ended June 30, 2004 is not presented as Sun World was deconsolidated effective January 30, 2003 (in thousands):

CONSOLIDATING STATEMENT OF
OPERATIONS INFORMATION
FOR THE SIX MONTHS ENDED JUNE 30, 2003
($ IN THOUSANDS)
                      CADIZ    SUN WORLD   ELIMINATIONS  CONSOLIDATED
                      -----    ---------   ------------  ------------

Revenues             $     284  $   3,005    $    (146)    $   3,143
                     ---------  ---------    ---------     ---------
Costs and expenses:
 Cost of sales              97      2,653          (21)        2,729
 General and
  administrative         1,798        707         (125)        2,380
 Write off of
  investment in
  subsidiary               195          -            -           195
 Reorganization
  costs                      -        655            -           655
 Depreciation and
  amortization             289        190            -           479
                     ---------  ---------    ---------     ---------

  Total costs and
   expenses              2,379      4,205         (146)        6,438
                     ---------  ---------    ---------     ---------

Operating profit
 (loss)                 (2,095)    (1,200)           -        (3,295)

Income (loss) from
 subsidiary             (2,469)         -        2,469             -


Interest expense, net    1,503      1,269            -         2,772
                     ---------  ---------    ---------     ---------

Net income (loss)       (6,067)    (2,469)       2,469        (6,067)

Less:  Preferred
        stock
        dividend	         563          -            -           563
       Imputed
        dividend
        on
        preferred
        stock              492          -            -           492
                     ---------  ---------    ---------     ---------

  Net income (loss)
   applicable to
   common stock      $  (7,122) $  (2,469)   $   2,469     $  (7,122)
                     =========  =========    =========     =========

CONSOLIDATING STATEMENT OF
CASH FLOW INFORMATION
SIX MONTHS ENDED JUNE 30, 2003
                      CADIZ    SUN WORLD   ELIMINATIONS  CONSOLIDATED
                      -----    ---------   ------------  ------------
Net cash used for
 operations          $  (1,742) $  (1,703)   $       -     $  (3,445)
                     ---------  ---------    ---------     ---------

Cash flows from
 investing activities:
 Disposal of
  subsidiary                 -     (1,019)           -        (1,019)
 Additions to
  property, plant
  and equipment              -       (140)           -          (140)
 Additions to
  developing crops          (1)      (197)           -          (198)
 Payment of loan
  to officer                38          -            -            38
 Decrease (increase)
  in other assets            6       (109)           -          (103)
                     ---------  ---------    ---------     ---------

Net cash provided by
 (used for)
 investing activities       43     (1,465)           -        (1,422)
                     ---------  ---------    ---------     ---------

Cash flows from
 financing activities:
 Net proceeds from
  issuance of stock      1,680          -            -         1,680
 Proceeds from
  issuance of
  long-term debt             -        135            -           135
 Proceeds from
  convertible note
  payable                  200          -            -           200
 Principal payments
  on long-term debt          -         (7)           -            (7)
                     ---------  ---------    ---------     ---------

Net cash provided by
 financing
 activities              1,880        128            -         2,008
                     ---------  ---------    ---------     ---------

Net increase
 (decrease) in cash
 and cash equivalents      181     (3,040)           -        (2,859)

Cash and cash
 equivalents,
 beginning of
 period                    189      3,040            -         3,229
                     ---------  ---------    ---------     ---------

Cash and cash
 equivalents, end of
 period              $     370  $       -    $       -     $     370
                     =========  =========    =========     =========

NOTE 4 - NET LOSS PER COMMON SHARE
----------------------------------

     Basic earnings per share (EPS) is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any by the weighted-average common shares outstanding. Options, deferred stock units, warrants, convertible debt, and preferred stock that are convertible into shares of the Company's common stock were not considered in the computation of diluted EPS because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 1,751,000 shares (including Series F preferred stock convertible into 1,729,000 shares of common stock) and 323,000 shares for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, weighted average shares outstanding would have increased by approximately 1,750,000 shares and 184,000 shares, respectively.


NOTE 5 - SEGMENT INFORMATION
----------------------------

          Financial information by reportable business segment is reported in the tables below. The changes in the agricultural segment for the six months ended June 30, 2004 are due to the deconsolidation of Sun World in January 2003.


                          THREE MONTHS ENDED      SIX MONTHS ENDED
                                JUNE 30,              JUNE 30,
                            2004       2003       2004       2003
                            ----       ----       ----       ----
External sales
 Water Resources         $       9  $      97  $      20  $     138
 Agricultural                    -          -          -      3,005
                         ---------  ---------  ---------  ---------
 Consolidated            $       9  $      97  $      20  $   3,143
                         =========  =========  =========  =========

Inter-segment sales
 Water Resources         $       -  $       -  $       -  $     146
 Agricultural                    -          -          -       (146)
                         ---------  ---------  ---------  ---------
 Consolidated            $       -  $       -  $       -  $       -
                         =========  =========  =========  =========

Total sales
 Water Resources         $       9  $      97  $      20  $     284
 Agricultural                    -          -          -      3,005
 Other                           -          -          -       (146)
                         ---------  ---------  ---------  ---------
 Consolidated            $       9  $      97  $      20  $   3,143
                         =========  =========  =========  =========

Income  (loss)
 before tax

 Water Resources         $    (601) $    (838) $  (1,259) $  (1,900)
 Agricultural                    -                     -     (1,200)
 Interest expense           (2,123)      (585)    (4,280)    (2,772)
 Other                           -          -          -       (195)
                         ---------  ---------  ---------  ---------
 Consolidated            $  (2,724) $  (1,423) $  (5,539) $  (6,067)
                         =========  =========  =========  =========

                         June 30,  December 31,
                           2004       2003
Assets
 Water Resources         $  47,149  $  49,526
 Agricultural                    -          -
                         ---------  ---------
 Consolidated            $  47,149  $  49,526
                         =========  =========

SUN WORLD INTERNATIONAL, INC.
(DEBTOR-IN-POSSESSION)
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------------
                                         THREE MONTHS ENDED JUNE 30,
($ IN THOUSANDS)                               2004       2003
-----------------------------------------------------------------------


Revenues                                     $  37,069  $  23,723
                                             ---------  ---------

Costs and expenses:
 Cost of sales                                  27,878     19,063
 General and administrative                      2,083      2,210
 Removal of underperforming crops                  608         86
 Depreciation and amortization                   1,911      1,945
                                             ---------  ---------

   Total costs and expenses                     32,480     23,304
                                             ---------  ---------

Operating profit                                 4,589        419

(Gain) loss on sale of property                 (1,013)       258

Interest expense, net (contractual interest
 for 2004 and 2003, respectively, was
 $4,013 and $4,134)                                491        534
                                             ---------  ---------

Income (loss) before reorganization items
 and income taxes                                5,111       (373)

Reorganization items:
 Professional fees                                 590      1,266

                                             ---------  ---------
Net income (loss) before income taxes            4,521     (1,639)

Income tax expense                                   -          -
                                             ---------  ---------

Net income (loss)                            $   4,521  $  (1,639)
                                             =========  =========

See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(DEBTOR-IN-POSSESSION)
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------------
                                           SIX MONTHS ENDED JUNE 30,
($ IN THOUSANDS)                               2004       2003
-----------------------------------------------------------------------

Revenues                                     $  49,346  $  33,284
                                             ---------  ---------

Costs and expenses:
 Cost of sales                                  39,133     28,134
 General and administrative                      4,486      4,356
 Removal of underperforming crops                  608         86
 Depreciation and amortization                   2,385      2,471
                                             ---------  ---------

   Total costs and expenses                     46,612     35,047
                                             ---------  ---------

Operating profit (loss)                          2,734     (1,763)

(Gain) loss on sale of property                 (1,165)       258

Interest expense (contractual interest for
 2004 and 2003, respectively, was
 $7,928 and $8,163)                                884      2,137
                                             ---------  ---------

Income (loss) before reorganization items
 and income taxes                                3,015     (4,158)

Reorganization items:
 Debt issuance costs                                 -        912
 Professional fees                               1,008      2,631
                                             ---------  ---------

Total reorganization items                       1,008      3,543
                                             ---------  ---------

Income (loss) before income taxes                2,007     (7,701)

Income tax expense                                  62         20
                                             ---------  ---------

Net income (loss)                            $   1,945  $  (7,721)
                                             =========  =========

See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(DEBTOR-IN-POSSESSION)
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED BALANCE SHEET (UNAUDITED)
-----------------------------------------------------------------------
                                             JUNE 30,  DECEMBER 31,
 ($ IN THOUSANDS)                              2004       2003
-----------------------------------------------------------------------

ASSETS

Current assets:
 Cash and cash equivalents                   $     852  $   1,548
 Accounts receivable, net                       31,320      7,031
 Inventories                                    25,070     12,851
 Prepaid expenses and other                      1,866      1,817
                                             ---------  ---------

    Total current assets                        59,108     23,247

Property, plant, equipment and water
 programs, net                                 106,449    107,812

Intangible assets                                1,906      1,903

Other assets                                     6,561      6,568
                                             ---------  ---------

 Total assets                                $ 174,024  $ 139,530
                                             =========  =========

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
 Accounts payable                            $  17,076  $   5,689
 Accrued liabilities                             3,640      2,280
 Revolving credit facility                      24,388      4,423
 Long-term debt, current portion                   103        125
                                             ---------  ---------

     Total current liabilities                  45,207     12,517

Long-term debt                                     691        730

Deferred income taxes                            5,447      5,447

Other liabilities                                   17        365
                                             ---------  ---------

       Total liabilities not subject to
        compromise                              51,362     19,059

Liabilities subject to compromise under
 reorganization proceedings                    141,496    141,606

Commitments and contingencies

Stockholder's deficit:
 Common stock, $.01 par value, 300,000
  shares authorized; 42,000 shares issued
  and outstanding                                    -          -
 Additional paid-in capital                     39,479     39,123
 Accumulated deficit                           (58,313)   (60,258)
                                             ---------  ---------

  Total stockholder's deficit                  (18,834)   (21,135)
                                             ---------  ---------

 Total liabilities and stockholders' deficit $ 174,024  $ 139,530
                                             =========  =========

See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(DEBTOR-IN-POSSESSION)
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------
                                                SIX MONTHS ENDED
                                                    JUNE 30,
($ IN THOUSANDS)                                2004       2003
-----------------------------------------------------------------------

Cash flows from operating activities:
Net income (loss)                            $   1,945  $  (7,721)
Adjustments to reconcile net loss to net
cash used for operating activities:
  Depreciation and amortization                  2,392      2,563
  Write-off of debt issuance costs                   -        912
  (Gain) loss on disposal of assets             (1,165)       258
  Removal of under performing crops                608         86
  Shares of KADCO stock earned for services          -       (625)
  Compensation charge for deferred stock
   units                                            20        144
  Changes in operating assets and
   liabilities:
   Increase in accounts receivable             (24,289)   (13,071)
   Increase in inventories                     (11,735)   (13,975)
   Decrease (increase) in prepaid expenses
    and other                                      (49)    (1,022)
   Increase in accounts payable                 11,387     11,963
   Increase (decrease) in accrued
    liabilities                                  1,360        430
   Decrease in due to parent                         -        (47)
   Increase (decrease) in other liabilities        (12)       (10)
                                             ---------  ---------

  Net cash used for operating activities
   before reorganization items                 (19,538)   (20,115)
                                             ---------  ---------

Increase in liabilities subject to compromise
 under reorganization proceedings                 (110)       525
                                             ---------  ---------

  Net cash used for operation activities       (19,648)   (19,590)
                                             ---------  ---------

Cash flows from investing activities:
Additions to property, plant and equipment      (1,597)      (556)
Additions to developing crops                   (2,031)    (1,298)
Proceeds from disposal of property, plant
 and equipment                                   2,824        844
(Increase) decrease in other assets               (148)      (189)
                                             ---------  ---------

  Net cash used for investing activities          (952)    (1,199)
                                             ---------  ---------

Cash flows from financing activities:
 Proceeds from issuance of long-term debt            -        136
 Principal payments on long-term debt              (61)      (916)
 Borrowings from intercompany revolver, net          -         51
 Proceeds from short-term borrowings            19,965     22,425
                                             ---------  ---------

  Net cash provided by financing activities     19,904     21,696
                                             ---------  ---------

Net increase (decrease) in cash and cash
 equivalents                                      (696)       907

Cash and cash equivalents at beginning
 of period                                       1,548      3,040
                                             ---------  ---------

Cash and cash equivalents at end of period   $     852  $   3,947
                                             =========  =========

See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(DEBTOR-IN-POSSESSION)
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2004
($ IN THOUSANDS)
--------------------------------------------------------------------------------
                                          ADDITIONAL                   TOTAL
                           COMMON STOCK    PAID-IN    ACCUMULATED  STOCKHOLDERS'
                         SHARES   AMOUNT   CAPITAL      DEFICIT       DEFICIT
                         ------   ------   -------      -------       -------
Balance as of
 December 31, 2003        42,000  $    -  $ 39,123    $ (60,258)     $ (21,135)

Exchange of deferred
 stock units for
 parent's common stock         -       -       356            -            356

Net income                     -       -         -        1,945          1,945
                       ---------  ------  --------    ---------      ---------
Balance as of
 June 30, 2004            42,000  $    -  $ 39,479    $ (58,313)     $ (18,834)
                       =========  ======  ========    =========      =========

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

     On January 30, 2003 (the "Petition Date"), SWII and certain of its subsidiaries (Sun Desert Inc., Coachella Growers, and Sun World/Rayo) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The filing was made in the United States Bankruptcy Court, Central District of California, Riverside Division ("Bankruptcy Court"). Included in the Consolidated Financial Statements are subsidiaries operated outside the United States, which have not commenced Chapter 11 cases or other similar proceedings elsewhere, and are not debtors. The assets and liabilities of such no-filing subsidiaries are not considered material to the Consolidated Financial Statements. SWII sought bankruptcy protection in order to access a seasonal financing package of up to $40 million to provide working capital through the 2004-2004 growing seasons.

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

     In Sun World's filings with the Bankruptcy Court, Sun World has reported that it believes that the Plan likely cannot be confirmed absent the acceptance of the holders of the First Mortgage Notes, in their capacity as secured creditors. Sun World has further reported to the Bankruptcy Court that the holders of the First Mortgage Notes have not reached a consensus with respect to certain corporate governance issues relating to the reorganized company, and that they have been unable to
finalize a shareholder agreement term sheet.    In the meantime,
Sun World has, with Bankruptcy Court approval, expanded the scope of its engagement with Ernst & Young Corporate Finance LLC to include services related to (i) a sale of substantially all of its assets pursuant to a motion or a plan of reorganization, and
(ii) obtaining an equity investor and financing under a plan of reorganization and is actively pursuing the sales/investment process . Sun World has chosen to delay the preparation of an amended Plan and disclosure statement and the scheduling of a disclosure statement hearing date pending the outcome of these most recent developments. Sun World's exclusivity period (i.e. the period during which only Sun World may file a plan of reorganization) currently expires on December 31, 2004. The Company cannot predict at this time what changes, if any, will be made to the Plan as a result of the foregoing or whether or not the Plan, as amended, will be approved.

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

NOTE 2 - BASIS OF PRESENTATION
------------------------------

     The Consolidated Financial Statements have been prepared by Sun World International, Inc. and its subsidiaries, collectively referred to as "Sun World" without audit and should be read in conjunction with the Sun World Consolidated Financial Statements and notes thereto included in the Cadiz Inc. Form 10-K for the year ended December 31, 2003. The foregoing Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, which Sun World considers necessary for a fair presentation. The results of operations for the three months and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year as Sun World's harvest seasons and revenues are seasonal in nature.

     Since the Chapter 11 bankruptcy filing, the Company has applied the provisions of SOP 90-7, which does not significantly change the application of accounting principles generally accepted in the United States of America; however, it does require that the financial statements for periods including and subsequent to filing the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. As disclosed in the Consolidated Statements of Operations, reorganization items consist of professional fees directly associated with the reorganization of $1,008,000 for the six months ended June 30, 2004 and the write off of unamortized debt issuances costs as of the Petition Date of $912,000 and professional fees directly associated with the reorganization of $2,631,000 for the six months ended June 30, 2003.

     See Note 2 to the Sun World Consolidated Financial
Statements included in the Cadiz Inc. latest Form 10-K for a discussion of Sun World's accounting policies.


NOTE 3 - INVENTORIES
--------------------
     Inventories consist of the following (dollars in thousands):


                                             JUNE 30, DECEMBER 31,
                                               2004       2003
                                               ----       ----
     Growing crops                           $  17,231  $  10,427
     Harvested product                           3,577        189
     Materials and supplies                      4,262      2,235
                                             ---------  ---------

                                             $  25,070  $  12,851
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

     Liabilities subject to compromise under reorganization proceedings are summarized as follows (dollars in thousands):

                                             JUNE 30, DECEMBER 31,
                                               2004       2003
                                               ----       ----
     Accounts payable                        $   4,201  $   4,311
     Interest payable                            3,795      3,795
     Due to parent company                      13,500     13,500
     Long-term debt                            120,000    120,000
                                             ---------  ---------

          Total                              $ 141,496  $ 141,606
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

RESULTS OF OPERATIONS

      On January 30, 2003, Sun World filed a voluntary petition for Chapter 11 bankruptcy protection. As of that date due to the Company's loss of control over the operations of Sun World, the financial statements of Sun World will no longer be consolidated with ours, but instead, we will account for our investment in Sun World on the cost basis of accounting. As a result of changing to the cost basis of accounting on January 31, 2003, we had a net investment in Sun World of approximately $195 thousand consisting of loans and other amounts due from Sun World of $13,500,000 less losses in excess of investment in Sun World of $13,305,000. We wrote off the net investment in Sun World of $195 thousand at the Chapter 11 filing date because we do not anticipate being able to recover our investments.

      Our consolidated financial statements for the three month and six month periods ended June 30, 2003 and June 30, 2004 include the results of operations for Sun World only for the period January 1, 2003 through January 30, 2003. The results of operations of Sun World subsequent to January 30, 2003 are not consolidated in these consolidated financial statements. As a result of the foregoing, direct comparisons of our consolidated results of operations for the six months ended June 30, 2004 with results for the six months ended June 30, 2003 will not, in our view, prove meaningful.

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

      Tables which disclose the results of Cadiz Inc. separate from its consolidated subsidiary Sun World for the periods ending
June 30, 2003, and from which the numbers used in the following discussion are derived, can be found in Note 3 to the Consolidated Financial Statements in Item 1 above.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED
JUNE 30, 2003
---------------------------------------------------------------

     We have not received significant revenues from our water resource activity to date. As a result, we have historically incurred a net loss from operations. We had revenues of $9 thousand for the three months ended June 30, 2004 and $97 thousand for the three months ended June 30, 2003. Our net loss totaled $2.7 million for the three months ended June 30, 2004 compared to $1.4 million for the three months ended June 30, 2003.

     Our primary expenses are our ongoing overhead costs (i.e.
general and administrative expense) and our interest expense.

     REVENUES. Cadiz had revenues of $9 thousand for the three months ended June 30, 2004 and $97 thousand for the three months ended June 30, 2003 with the primary reason for the reduction being the loss of rental income from Cadiz Ranch.


     GENERAL AND ADMINISTRATIVE EXPENSES.   General and
administrative expenses for Cadiz during the three months ended June 30, 2004 totaled $479 thousand compared to $743 thousand for the three months ended June 30, 2003. The decrease in general and administrative expenses is primarily due to reductions in professional fees, salaries and other costs associated with a reduction in staffing

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three months ended June 30, 2004 and 2003 totaled $131 thousand and $142 thousand.

     INTEREST EXPENSE, NET. Net interest expense totaled $2.1 million during the three months ended June 30, 2004, compared to $0.6 million during the same period in 2003. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                         THREE MONTHS ENDED JUNE 30,
                                               2004       2003
                                               ----       ----
      Interest on outstanding debt           $   1,105  $     583
      Amortization of financing costs            1,027         16
      Interest income                               (9)       (13)
                                             ---------  ---------
                                             $   2,123  $     586
                                             =========  =========

     The increase in interest on outstanding debt during the second quarter of 2004 is primarily due to a combination of higher interest rates on the ING loan and the amortization of financing costs. These financing costs, which include fees and preferred stock issued in conjunction with the ING loan extension, are amortized over the life of the debt agreement. For the 2004 period the amortization of financing costs is non-cash, as is $0.7 million of the interest on outstanding debt representing the PIK portion which is added to the loan principal. The result is that approximately $0.4 million of the $2.1 million interest expense represents a current cash outlay when it is paid from Restricted Cash every six months. See Note 3 to Cadiz financial statements.


SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED
JUNE 30, 2003
-----------------------------------------------------------

     We have not received significant revenues from our water resource activity to date. As a result, we have historically incurred a net loss from operations. We had revenues of $20 thousand for the six months ended June 30, 2004 and $284 thousand for the six months ended June 30, 2003. The decrease in revenue was mainly attributable to the loss of management fees which had been charged to Sun World. Our net loss totaled $5.5 million for the six months ended June 30, 2004 compared to $6.1 million for the six months ended June 30, 2003. The loss for the six months ended June 30, 2003 included a loss of $2.5 from Sun World, without which, Cadiz loss would have been $3.6 million. The increased loss for the 2004 period resulted primarily from an increase in net interest expense.

     Our primary expenses are our ongoing overhead costs (i.e.
general and administrative expense) and our interest expense.

     REVENUES We had revenues of $20 thousand for the six months ended June 30, 2004 and $284 thousand for the six months ended
June 30, 2003. The decrease in revenue was attributable to the loss of management fees which had been charged to Sun World and the loss of fixed rental revenue from Cadiz Ranch.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended June 30, 2004 totaled $1.0 million compared to $1.8 million for the same 2003 period. The decrease in general and administrative expenses is primarily due to reductions in professional fees, salaries and other costs associated with a reduction in staffing.

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

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the six months ended June 30, 2004 totaled $262 thousand compared to $289 thousand during the same period in 2002.

     INTEREST EXPENSE, NET. Net interest expense totaled $4.3 million during the six months ended June 30, 2004 as compared to $1.5 million in 2003. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                          SIX MONTHS ENDED JUNE 30
                                               2004       2003
                                               ----       ----
     Interest on outstanding debt - Cadiz        2,244      1,216
     Amortization of financing costs             2,054        366
     Interest income                               (18)       (79)
                                             ---------  ---------
                                             $   4,280  $   1,503
                                             =========  =========

     The increase in net interest on outstanding debt during the second quarter of 2004 is primarily due to a combination of higher interest rates on the ING loan and the amortization of both debt discount and borrowing fees. These financing costs, which include fees and preferred stock issued in conjunction with the ING loan extension are amortized over the life of the debt agreement.
For the 2004 period the amortization of financing costs is non-cash, as is approximately $1.4 million of the interest on outstanding debt representing the PIK portion which is added to the loan principal.
The result is that only approximately $0.7 million of the $4.3 million interest expense represents a current cash outlay when it is paid from Restricted Cash every six months. See Note 3 to Cadiz financial statements.


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

     CASH USED FOR OPERATING ACTIVITIES. Cash used for operating activities totaled $2.1 million for the six months ended June 30, 2004, as compared to $3.4 million for the six months ended June 30, 2003. These amounts are not comparable because of the deconsolidation of Sun World in January 2003. Cash used by Cadiz for operating activities totaled $2.1 million for the six months ended March 31, 2004 compared to $1.7 million for the same period in 2003. The increased cash usage is primarily due to a greater loss in the 2004 period.

     CASH USED FOR INVESTING ACTIVITIES. Cash used for investing purposes in the six months ended June 30, 2004 was almost entirely interest paid from the restricted cash account, while in the prior year the use of $1.4 million was the result of the deconsolidation of Sun World in January 2003 of $1.0 million and $0.3 million used for additions to fixed and other assets.

     CASH PROVIDED BY FINANCING ACTIVITIES. Cash provided by financing activities totaled $0 for the six months ended June 30, 2004, compared to $2.0 million in 2003. In the 2003, cash inflows resulted from the issuance of a $200 convertible note and $1.7 million from issuance of stock.

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

     Information about market risks for the period ended June 30, 2004 does not differ materially from that discussed under Item 7A of Cadiz' Annual Report on Form 10-K for the year ended December
31, 2003.

ITEM 4.   CONTROLS AND PROCEDURES

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. Based upon, and as of the date of that evaluation, our Chairman, Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective in timely alerting him to material information relating to Cadiz (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to affect, our internal control over financial reporting, and no corrective actions with regard to significant deficiencies or weaknesses.


                  PART II  -  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     See "Legal Proceedings" included in the Company's latest
Form 10-K for a complete discussion.

     There are no other material pending legal proceedings to which we are a party or of which any of our property is the subject.


ITEM 2.   SECURITIES AND USE OF PROCEEDS UNREGISTERED SALES OF
          EQUITY

     None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

      Not applicable.


ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     Not applicable.


ITEM 5.   OTHER INFORMATION

     Not applicable.

ITEM 6.   EXHIBITS

     A.   EXHIBITS
     -------------

     The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

        31.1 Certification of Keith Brackpool, Chairman, Chief
             Executive Officer and Chief Financial Officer of
             Cadiz Inc. pursuant to Section 302 of the Sarbanes-
             Oxley Act of 2002

        32.1 Certification of Keith Brackpool, Chairman, Chief Executive Officer and Chief Financial Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     B.   REPORTS ON FORM 8-K
     ------------------------

     None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CADIZ INC.




By: /s/  Keith Brackpool                         November 1, 2004
    -------------------------------------------  -------------------
     Keith Brackpool, Chairman of the Board and  Date
     Chief Executive and Financial Officer