Form 10-Q
period 2004-09-30
CADIZ INC
filed 2004-11-15
CIK 727273

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D. C. 20549


                            FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934 for the quarterly period ended September 30, 2004

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

As of October 31, 2004, the Registrant had 6,612,674 shares of common stock, par value $0.01 per share, outstanding.



FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004            PAGE
----------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     CADIZ INC. CONSOLIDATED FINANCIAL STATEMENTS

     Statement of Operations for the three months ended September
     30, 2004 and 2003. . . . . . . . . . . . . . . . . . . . . . . .1

     Statement of Operations for the nine months ended September
     30, 2004 and 2003 . . . . . . . . . . . . . . . . . . . . . . . 2

     Balance Sheet as of September 30, 2004 and December 31, 2003. . 3

     Statement of Cash Flows for the nine months ended September
     30, 2004 and 2003. . . . . . . . . . . . . . . . . . . . . . . .4

     Statement of Stockholders' Equity for the nine months ended
     September 30, 2004. . . . . . . . . . . . . . . . . . . . . . . 5

     Notes to the Consolidated Financial Statements. . . . . . . . . 6

     SUN WORLD INTERNATIONAL, INC. CONSOLIDATED FINANCIAL STATEMENTS

     Statement of Operations for the three months ended September 30,
     2004 and 2003. . . . . . . . . . . . . . . . . . . . . . . . . 14

     Statement of Operations for the nine months ended September 30,
     2004 and 2003. . . . . . . . . . . . . . . . . . . . . . . . . 15

     Balance Sheet as of September 30, 2004 and December 31, 2003. .16

     Statement of Cash Flows for the nine months ended September 30,
     2004 and 2003. . . . . . . . . . . . . . . . . . . . . . . . . 17

     Statement of Stockholder's Equity for the nine months ended
     September 30, 2004. . . . . . . . . . . . . . . . . . . . . . .18

     Notes to the Consolidated Financial Statements. . . . . . . . .19


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . 23

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.32

ITEM 4.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . 32


PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . .32

                            Page i


                            CADIZ INC.

         CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

------------------------------------------------------------------
                                             FOR THE THREE MONTHS
                                             ENDED SEPTEMBER 30,
($ IN THOUSANDS EXCEPT PER SHARE DATA)          2004      2003
------------------------------------------------------------------

Revenues                                     $      12  $      19
                                             ---------  ---------
Costs and expenses:
 Cost of sales                                       -        174
 General and administrative                        636      1,378
 Depreciation and amortization                     132        133
                                             ---------  ---------

Total costs and expenses                           768      1,685
                                             ---------  ---------

Operating loss                                    (756)    (1,666)

Interest expense, net                            2,138        820
                                             ---------  ---------

Net loss                                        (2,894)    (2,486)

Less:  Preferred stock dividends                     -        281
       Imputed dividend on preferred stock           -        246
                                             ---------  ---------

Net loss applicable to common stock          $  (2,894) $  (3,013)
                                             =========  =========
Basic and diluted net loss per common share  $   (0.44) $   (1.32)
                                             =========  =========
Basic and diluted weighted average shares
 outstanding                                     6,613      2,290
                                             =========  =========

See accompanying notes to the consolidated financial statements.

                            CADIZ INC.

          CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

------------------------------------------------------------------
                                             FOR THE NINE MONTHS
                                             ENDED SEPTEMBER 30,
($ IN THOUSANDS EXCEPT PER SHARE DATA)         2004       2003
------------------------------------------------------------------

Revenues                                     $      32  $   3,162
                                             ---------  ---------

Costs and expenses:
 Cost of sales                                       -      2,903
 General and administrative                      1,730      3,758
 Write off of investment in subsidiary               -        195
 Reorganization costs                                -        655
 Depreciation and amortization                     394        612
                                             ---------  ---------

 Total costs and expenses                        2,124      8,123
                                             ---------  ---------

Operating loss                                  (2,092)    (4,961)

Interest expense, net                            6,341      3,592
                                             ---------  ---------

Net loss                                        (8,433)    (8,553)

Less: Preferred stock dividends                      -        844
      Imputed dividend on preferred stock            -        738
                                             ---------  ---------

Net loss applicable to common stock          $  (8,433) $ (10,135)
                                             =========  =========

Basic and diluted net loss per common share  $   (1.28) $   (4.85)
                                             =========  =========

Basic and diluted weighted average shares
 outstanding                                     6,591      2,091
                                             =========  =========

See accompanying notes to the consolidated financial statements.

                                 CADIZ INC.

                  CONSOLIDATED BALANCE SHEET (UNAUDITED)

--------------------------------------------------------------------
                                          SEPTEMBER 30, DECEMBER 31,
($ IN THOUSANDS)                               2004       2003
--------------------------------------------------------------------

ASSETS
Current assets:
 Cash and cash equivalents                   $   1,490  $   3,422
 Prepaid expenses and other                        319        248
                                             ---------  ---------

      Total current assets                       1,809      3,670

Property, plant, equipment and water
 programs, net                                  39,128     39,514
Goodwill                                         3,813      3,813
Restricted cash                                    697      2,142
Other assets                                       154        387
                                             ---------  ---------

                                             $  45,601  $  49,526
                                             =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                            $     583  $     857
 Accrued liabilities                               210      1,545
 Long-term debt, current portion                36,006          -
                                             ---------  ---------

      Total current liabilities                 36,799      2,402

Long-term debt                                       -     30,253
Other liabilities                                   14        654

Commitments and contingencies

Stockholders' equity:
 Series F convertible preferred stock -
  $.01 par value:
  100,000 shares authorized; shares
   issued and outstanding - 100,000 at
   September 30, 2004 and December 31, 2003          1          1

 Common stock - $.01 par value;
  70,000,000 shares authorized; shares
  issued and outstanding - 6,612,674 at
  September 30, 2004 and 6,471,385 at
  December 31, 2003                                 66         65

 Additional paid-in capital                    185,977    184,974
 Accumulated deficit                          (177,256)  (168,823)
                                             ---------  ---------

 Total stockholders' equity                      8,788     16,217
                                             ---------  ---------

                                             $  45,601  $  49,526
                                             =========  =========

See accompanying notes to the consolidated financial statements.

                            CADIZ INC.

        CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

------------------------------------------------------------------
                                             FOR THE NINE MONTHS
                                             ENDED SEPTEMBER 30,
 ($ IN THOUSANDS)                              2004       2003
------------------------------------------------------------------

Cash flows from operating activities:
 Net loss                                    $  (8,433) $  (8,553)
 Adjustments to reconcile net loss to
  net cash used for operating activities:
   Depreciation and amortization                 3,475      1,212
   Write off of investment in subsidiary             -        195
   Loss on disposal of assets                        -         43
   Interest expense added to loan principal      2,189          -
   Stock issued for services                         -        120
   Compensation charge for deferred stock
    units                                            -        131
   Accrued interest on loan to officer               -         (9)
   Settlement of loan to officer                     -        850
   Changes in operating assets and liabilities:
    Decrease in accounts receivable                  -      1,488
    Increase in inventories                          -     (3,043)
    Increase in prepaid expenses and other         (71)      (225)
    Increase (decrease) in accounts payable       (233)     1,597
    Increase (decrease) in accrued
     liabilities                                  (296)     2,549
                                             ---------  ---------

     Net cash used for operating activities     (3,369)    (3,645)
                                             ---------  ---------

Cash flows from investing activities:
 Disposal of subsidiary                              -     (1,019)
 Additions to property, plant and equipment         (8)      (140)
 Additions to developing crops                       -       (227)
 Decrease in restricted cash                     1,445          -
 Payment of loan to officer                          -        181
 (Increase) decrease in other assets                 -       (103)
                                             ---------  ---------

     Net cash provided by (used) for
     investing activities                        1,437     (1,308)
                                             ---------  ---------

Cash flows from financing activities:
 Proceeds from issuance of long-term debt            -        135
 Net proceeds from issuance of stock                 -      1,680
 Proceeds from convertible note payable              -        200
 Principal payments on long-term debt                -         (7)
                                             ---------  ---------

     Net cash provided by financing
      activities                                     -      2,008
                                             ---------  ---------

Net decrease in cash and cash equivalents       (1,932)    (2,945)

Cash and cash equivalents, beginning
 of period                                       3,422      3,229
                                             ---------  ---------

Cash and cash equivalents, end of period     $   1,490  $     284
                                             =========  =========

See accompanying notes to the consolidated financial statements.

                                 CADIZ INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

--------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
($ IN THOUSANDS)
--------------------------------------------------------------------------------
           PREFERRED STOCK    COMMON STOCK  ADDITIONAL                  TOTAL
           ---------------    ------------   PAID-IN   ACCUMULATED STOCKHOLDERS'
           SHARES   AMOUNT  SHARES   AMOUNT  CAPITAL     DEFICIT      DEFICIT
           ------   ------  ------   ------  -------     -------      -------
Balance as
 of December
 31, 2003  100,000  $  1  6,471,385  $   65  $ 184,974  $(168,823)   $  16,217

Exchange of
 deferred
 stock
 units for
 common
 stock           -     -      1,289       -        654          -          654

Issuance of
 common
 stock for
 services        -     -    140,000       1        349          -          350

Net loss         -     -          -       -          -     (8,433)      (8,433)
           -------  ----  ---------  ------  ---------  ---------    ---------

Balance as
 of September
 30, 2004  100,000  $  1  6,612,674  $   66  $ 185,977  $(177,256)   $   8,788
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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2003. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of results for the entire fiscal year ending December 31, 2004.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business. The Company incurred losses of $8.4 million for the nine months ended September 30, 2004 and $11.5 million for the year ended December 31, 2003, had a working capital deficit of $35.0 million at September 30, 2004 and used cash in operations of $3.4 million in the nine months ended September 30, 2004 and $6.6 million for the year ended December 31, 2003. In addition, Sun World filed for reorganization under Chapter

11 of the Bankruptcy Code. The financial statements of the Company do not purport to reflect or to provide for all of the consequences of an ongoing Chapter 11 reorganization. Specifically, but not all-inclusive, the financial statements of the Company do not present: (a) the realizable value of assets on a liquidation basis or the availability of such assets to satisfy liabilities, (b) the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 reorganization, or (c) the effect of changes which may be made resulting from a Plan of Reorganization. The appropriateness of using the going-concern basis is dependent upon, among other things, confirmation of a Plan of Reorganization, future profitable operations, the ability to comply with provisions of financing agreements and the ability to generate sufficient cash from operations to meet obligations.

     During the quarter ended September 30, 2003, the Company raised $1.7 million cash and during the quarter ended December
31, 2003, $8.6 million in cash through private sales of common stock. Based on current forecasts, the Company believes it has sufficient resources to fund normal operations until May
2005. The Company expects to raise additional working capital well in advance of May 2005 in order to fund its working capital requirements beyond this date. There is no assurance that additional financing (public or private) will be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of the Company's existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If the Company cannot raise needed funds, it might be forced to make further substantial reductions in its operating expenses, which could adversely affect its ability to implement its current business plan and ultimately its viability as a company. These financial statements do not include any adjustments that might result from these uncertainties.

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

GOODWILL

     The Company has $3.8 million of goodwill which resulted from a merger in May 1988 between two companies, which eventually became known as Cadiz Inc. Goodwill is not amortized but is tested for impairment annually in the first quarter, or earlier if events occur which require an impairment analysis be performed. The Company performed step one of the impairment test of its goodwill in the first quarter of 2004 and determined that its goodwill was not impaired.

INTANGIBLE AND OTHER LONG-LIVED ASSETS

     Property, plant and equipment, intangible and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As a result of the actions taken by Metropolitan in the fourth quarter of 2002 as described in Note 1 in Cadiz' Annual Report on Form 10-
K for the year ended December 31, 2003, the Company, with the assistance of an independent valuation firm, evaluated the carrying value of its water program and determined that the asset was not impaired and that the costs can be recovered through the ultimate sale or operation of the project.

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

     Had compensation cost for these plans been determined using fair value the Company's net loss and net loss per common share would have increased to the following pro forma amounts (dollars in thousands):

                              THREE AND NINE MONTHS ENDED SEPTEMBER 30,
                                 2004                        2003
                                 ----                        ----
                       THREE MONTHS NINE MONTHS   THREE MONTHS NINE MONTHS
                       ------------ -----------   ------------ -----------

Net loss applicable to
 common stock:
          As reported     $ (2,894)   $  (8,433)     $  (3,013)  $ (10,135)
          Expense under
           SFAS 123               -           -            (32)       (106)
                          ---------   ---------      ---------   ---------
          Pro forma       $  (2,894)  $  (8,433)     $  (3,045)  $ (10,241)
                          =========   =========      =========   =========

Net loss per common share:
          As reported     $   (0.44)  $   (1.28)     $   (1.32)  $   (4.85)
          Expense under
           SFAS 123               -           -          (0.01)      (0.05)
                          ---------   ---------      ---------   ---------

          Pro forma       $   (0.44)  $   (1.28)     $   (1.33)  $   (4.90)
                          =========   =========      =========   =========

     See Note 2 to the Consolidated Financial Statements included in the Company's Form 10-K for a discussion of the Company's accounting policies.

NEW ACCOUNTING PRONOUNCEMENTS

     In March 2004, the consensus of Emerging Issues Task Force
(EITF) Issue No. 03-06, Participating Securities and the Two-Class Method under FASB Statement 128, was published. EITF Issue No. 03-06 addresses the computations of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. Further guidance on the application and allocations of the two-class method of calculating earnings per share is also included. The provisions of EITF Issue No. 03-06 were effective for reporting periods beginning after March
31, 2004. The adoption of this guidance did not have a significant impact on the Company's financial results of operations and financial position.


NOTE 2 - PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS
------------------------------------------------------

Property, plant, equipment and water programs consist of the following (in thousands):

                                          SEPTEMBER 30, DECEMBER 31,
                                               2004       2003
                                               ----       ----
          Land                               $  22,010  $  22,010
          Permanent crops                        6,494      6,494
          Developing crops                         192        192
          Water programs                        14,274     14,274
          Buildings                              1,408      1,408
          Machinery and equipment                3,598      3,590
                                             ---------  ---------

                                                47,976     47,968
          Less accumulated depreciation         (8,848)    (8,454)
                                             ---------  ---------

                                             $  39,128  $  39,514
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

     On March 31, 2004 and September 30, 2004, the Company elected the 4% cash and 8% PIK option. Accordingly, 4% interest from October 1, 2003 to March 31, 2004 in the amount of $0.7 million, and from April 1, 2004 to September 30, 2004 in the amount of $0.7 million was paid from the restricted cash account leaving a balance of $0.7 million. On the same dates, the accrued 8% PIK portion in the amount of $1.4 million from October 1, 2003 to March 31, 2004 and $1.5 million from April 1, 2004 to September 30, 2004 was added to the principal balance of the loan.

     At September 30, 2004, the $36.0 million principal balance of the loan represents the original borrowing of $35.0 million increased by the $2.9 million above less $1.9 million being the unamortized portion of the debt discount resulting from the issuance of the Series F preferred stock at the time of the loan extension.

     In April 1997, Sun World issued $115 million of Series A
First Mortgage Notes through a private placement. The notes have subsequently been exchanged for Series B First Mortgage Notes, which are registered under the Securities Act of 1933 and are publicly traded. The First Mortgage Notes are secured by a first lien (subject to certain permitted liens) on substantially all of the assets of Sun World and its subsidiaries other than growing crops, crop inventories and accounts receivable and proceeds thereof, which secure the Revolving Credit Facility. With the entering into the DIP Facility as described in the Company's filing on Form 10-K for the year ended December 31, 2003, the note holders now have a second position on substantially all of the Company's assets for so long as the DIP Facility is outstanding. The First Mortgage Notes matured April 15, 2004.
The First Mortgage Notes include covenants that do not allow for the payment of dividends by the Company other than out of cumulative net income. The First Mortgage Notes are currently in default as a consequence of the Sun World bankruptcy filing. Sun World's proposed plan of reorganization currently provides for settlement of claims held by the holders of these notes through the issuance of equity interests in Sun World to such holders.

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

     In December 2003, the Company entered into a global settlement agreement with Sun World and with the holders of a majority of Sun World's First Mortgage Notes (the "Bondholders"). Pursuant to this global settlement agreement, the Bondholders waived their rights to seek recovery against the Company on account of the guarantee of Sun World's obligations under the First Mortgage Notes. This right will similarly be waived by any other note holder which elects to opt into this settlement. The identity and ownership interests of Sun World's bondholders is not a matter of public record, however, based on the results of investigations performed on behalf of Sun World, the Company believes that is has obtained waivers and/or releases to date from Bondholders which hold, together with their affiliates, approximately 88% in interest of outstanding Sun World notes. All of the remaining
Sun World
notes (other than a nominal interest of less than 1%) are held by persons who are also shareholders of Cadiz.

     No non-releasing bondholder has sought to enforce the guarantee of Sun World's obligations against the Company, nor does the Company believe that any such bondholder given any indication that it plans to do so. As part of the Company's December 2003 global settlement agreement, the Bondholders gave written direction to the indenture trusteeirrevocably instructing the trustee to take no action against the Company on behalf of bondholders or on account of the guarantee. Further, the Company believes that if a bondholder's claim against Sun World is ultimately satisfied in whole or in part through a Sun World plan of reorganization, then such bondholder will not be entitled to enforce the guarantee against the Company as to the amount of the claim so satisfied.

     In view of all of these factors, the Company does not anticipate that significant claims will be made against us under the guarantee.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Condensed consolidating financial information for the nine months ended September 30, 2003 for the Company is as follows. Consolidating financial information for the three months ended September 30, 2003 and for 2004 is not presented as Sun World was deconsolidated effective January 30, 2003 (in thousands):

CONSOLIDATING STATEMENT
OF OPERATIONS INFORMATION
NINE MONTHS ENDED SEPTEMBER 30, 2003
                            CADIZ   SUN WORLD   ELIMINATIONS  CONSOLIDATED
                            -----   ---------   ------------  ------------

Revenues                  $     303  $   3,005   $    (146)     $   3,162
                          ---------  ---------   ---------      ---------

Costs and expenses:
  Cost of sales                 271      2,653         (21)         2,903
  General and
   administrative             3,176        707        (125)         3,758
  Write off of Investment
   in subsidiary                195          -           -            195
  Reorganization costs            -        655           -            655
  Depreciation and
   amortization                 422        190           -            612
                          ---------  ---------   ---------      ---------

  Total costs and expenses    4,064      4,205        (146)         8,123
                          ---------  ---------   ---------      ---------

Operating loss               (3,761)    (1,200)          -         (4,961)

Income (loss) from
 subsidiary                  (2,469)         -       2,469              -

Interest expense, net         2,323      1,269           -          3,592
                          ---------  ---------   ---------      ---------

Net income (loss)            (8,553)    (2,469)      2,469         (8,553)

Less: Preferred stock
       dividends                844          -           -            844
      Imputed dividend on
       preferred stock          738          -           -            738
                          ---------  ---------   ---------      ---------

Net income (loss)
 applicable to common
 stock                    $ (10,135) $  (2,469)  $   2,469      $ (10,135)
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

Net cash provided by
 (used) by investing
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
                          =========  =========   =========      =========


NOTE 4 - NET LOSS PER COMMON SHARE
----------------------------------

     Basic earnings per share (EPS) is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any, by the weighted-average common shares outstanding. Options, deferred stock units, warrants, convertible debt, and preferred stock that are convertible into shares of the Company's common stock were not considered in the computation of diluted EPS because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 1,744,000 shares (including Series F preferred stock convertible into 1,729,000 shares of common stock) and 317,000 shares for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, weighted average shares outstanding would have increased by approximately 1,748,000 shares and 319,000 shares, respectively.

NOTE 5 - SEGMENT INFORMATION
----------------------------

     Financial information by reportable business segment is reported in the tables below. The changes in the agricultural segment for the nine months ended September 30, 2004 are due to the deconsolidation of Sun World in January 2003.

                          THREE MONTHS ENDED      NINE MONTHS ENDED
                             SEPTEMBER 30,           SEPTEMBER 30,
                           2004        2003        2004       2003
                           ----        ----        ----       ----
External sales
 Water Resources         $      12   $      19   $      32  $     157
 Agricultural                    -           -           -      3,005
                         ---------   ---------   ---------  ---------
 Consolidated            $      12   $      19   $      32  $   3,162
                         =========   =========   =========  =========

Inter-segment sales
 Water Resources         $       -   $       -   $       -  $     146
 Agricultural                    -           -           -       (146)
                         ---------   ---------   ---------  ---------
 Consolidated            $       -   $       -   $       -  $       -
                         =========   =========   =========  =========

Total sales
 Water Resources         $      12 $        19   $      32  $     303
 Agricultural                    -           -           -      3,005
 Other                           -           -           -       (146)
                         ---------   ---------   ---------  ---------
 Consolidated            $      12   $      19   $      32  $   3,162
                         =========   =========   =========  =========

Income (loss)
before tax
 Water Resources         $    (833)  $  (1,666)  $  (2,092) $  (3,566)
 Agricultural                    -           -           -     (1,200)
 Interest expense           (2,061)       (820)     (6,341)    (3,592)
 Other                           -           -           -       (195)
                         ---------   ---------   ---------  ---------
 Consolidated            $  (2,894)  $  (2,486)  $  (8,433) $  (8,553)
                         =========   =========   =========  =========

                       September 30, December 31,
                           2004         2003
                           ----         ----
Assets
 Water Resources         $  45,601   $  49,526
 Agricultural                    -           -
                         ---------   ---------
 Consolidated            $  45,601   $  49,526
                         =========   =========

SUN WORLD INTERNATIONAL, INC.
(DEBTOR-IN-POSSESSION)
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

-------------------------------------------------------------------
                                               THREE MONTHS ENDED
                                                  SEPTEMBER 30,
($ IN THOUSANDS)                                2004       2003
-------------------------------------------------------------------

Revenues                                     $  52,825  $  51,499
                                             ---------  ---------

Costs and expenses:
 Cost of sales                                  40,671     41,702
 General and administrative                      1,891      2,301
 Removal of underperforming crops                  640        521
 Depreciation and amortization                   2,805      3,470
                                             ---------  ---------

   Total costs and expenses                     46,007     47,994
                                             ---------  ---------

Operating profit                                 6,818      3,505

Gain on sale of property                           148        707

Interest expense, net (contractual interest
 for 2004 and 2003, respectively, was
 $3,822 and $4,219)                                300        619
                                             ---------  ---------

Income before reorganization items
 and income taxes                                6,666      3,593

Reorganization items:
 Professional fees                                 468        293
                                             ---------  ---------

   Total reorganization items                      468        293
                                             ---------  ---------

Net income before income taxes                   6,198      3,300

Income tax expense                                   1          5
                                             ---------  ---------

Net income                                   $   6,197  $   3,295
                                             =========  =========

See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(DEBTOR-IN-POSSESSION)
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

-------------------------------------------------------------------
                                               NINE MONTHS ENDED
                                                 SEPTEMBER 30,
($ IN THOUSANDS)                                2004       2003
-------------------------------------------------------------------

Revenues                                     $ 102,171  $  84,783
                                             ---------  ---------

Costs and expenses:
 Cost of sales                                  79,804     69,836
 General and administrative                      6,377      6,657
 Removal of underperforming crops                1,248        607
 Depreciation and amortization                   5,190      5,941
                                             ---------  ---------

   Total costs and expenses                     92,619     83,041
                                             ---------  ---------

Operating profit                                 9,552      1,742

Gain on sale of property                         1,313        449

Interest expense (contractual interest for
 2004 and 2003, respectively, was $11,750
 and $12,382)                                    1,184      2,756
                                             ---------  ---------

Income (loss) before reorganization items
 and income taxes                                9,681       (565)

Reorganization items:
 Debt issuance costs                                 -        912
 Professional fees                               1,476      2,924
                                             ---------  ---------

Total reorganization items                       1,476      3,836
                                             ---------  ---------

Income (loss) before income taxes                8,205     (4,401)

Income tax expense                                  63         25
                                             ---------  ---------

Net income (loss)                            $   8,142  $  (4,426)
                                             =========  =========

See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(DEBTOR-IN-POSSESSION)
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED BALANCE SHEET  (UNAUDITED)

-------------------------------------------------------------------
                                         SEPTEMBER 30, DECEMBER 31,
 ($ IN THOUSANDS)                              2004        2003
-------------------------------------------------------------------

ASSETS

Current assets:
 Cash and cash equivalents                   $   5,214  $   1,548
 Accounts receivable, net                       12,598      7,031
 Inventories                                    10,618     12,851
 Prepaid expenses and other                      1,803      1,817
                                             ---------  ---------

    Total current assets                        30,233     23,247

Property, plant and equipment                  104,926    107,812

Intangible assets                                1,924      1,903

Other assets                                     6,372      6,568
                                             ---------  ---------

 Total assets                                $ 143,455  $ 139,530
                                             =========  =========

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
 Accounts payable                             $  5,247  $   5,689
 Accrued liabilities                             3,167      2,280
 Revolving credit facility                           -      4,423
 Long-term debt, current portion                   739        125
                                             ---------  ---------

     Total current liabilities                   9,153     12,517

Long-term debt                                      23        730

Deferred income taxes                            5,447      5,447

Other liabilities                                   17        365
                                             ---------  ---------

       Total liabilities not subject to
        compromise                              14,640     19,059

Liabilities subject to compromise under
 reorganization proceedings                    141,452    141,606

Commitments and contingencies

Stockholder's deficit:
 Common stock, $.01 par value, 300,000
  shares authorized; 42,000 shares issued
  and outstanding                                    -          -
 Additional paid-in capital                     39,479     39,123
 Accumulated deficit                           (52,116)   (60,258)
                                             ---------  ---------

  Total stockholder's deficit                  (12,637)   (21,135)
                                             ---------  ---------

 Total liabilities and stockholder's deficit $ 143,455  $ 139,530
                                             =========  =========

See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(DEBTOR-IN-POSSESSION)
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------
                                               NINE MONTHS ENDED
                                                 SEPTEMBER 30,
($ IN THOUSANDS)                                 2004      2003
-------------------------------------------------------------------

Cash flows from operating activities:
 Net income (loss)                           $   8,142  $  (4,426)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used for)
  operating activities:
  Depreciation and amortization                  5,199      6,043
  Write-off of debt issuance costs                   -        912
  Gain on disposal of assets                    (1,313)      (449)
  Removal of under performing crops              1,248        607
  Shares of KADCO stock earned for services          -       (938)
  Compensation charge for deferred stock
   units                                            20        178
  Changes in operating assets and
   liabilities:
   Increase in accounts receivable              (5,378)    (3,534)
   Decrease (increase) in inventories            1,258     (1,834)
   Decrease (increase) in prepaid expenses
    and other                                       14     (1,197)
   (Decrease) increase in accounts payable        (442)     3,619
   Increase in accrued liabilities                 887        922
   Decrease in due to parent                         -        (47)
   Decrease in other liabilities                   (11)      (160)
                                             ---------  ---------

  Net cash provided by (used for) operating
   activities before reorganization items        9,624       (304)
                                             ---------  ---------

(Decrease) increase in liabilities subject
 to compromise under reorganization
 proceedings                                      (155)       726
                                             ---------  ---------

  Net cash provided by operating activities      9,469        422
                                             ---------  ---------

Cash flows from investing activities:
 Additions to property, plant and equipment     (1,960)    (1,450)
 Additions to developing crops                  (2,078)    (1,406)
 Proceeds from disposal of property, plant
  and equipment                                  2,992      2,740
 Increase in other assets                         (240)      (347)
                                             ---------  ---------

  Net cash used for investing activities        (1,286)      (463)
                                             ---------  ---------

Cash flows from financing activities:
 Proceeds from issuance of long-term debt            -        136
 Principal payments on long-term debt              (94)      (946)
 Borrowings from intercompany revolver, net          -         51
 Payments for short-term borrowings, net        (4,423)      (246)
                                             ---------  ---------

  Net cash used for financing activities        (4,517)    (1,005)
                                             ---------  ---------

Net increase (decrease) in cash and cash
 equivalents                                     3,666     (1,046)

Cash and cash equivalents at beginning
 of period                                       1,548      3,040
                                             ---------  ---------

Cash and cash equivalents at end of period   $   5,214  $   1,994
                                             =========  =========

See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(DEBTOR-IN-POSSESSION)
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

--------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
($ IN THOUSANDS)
--------------------------------------------------------------------------------
                                          ADDITIONAL                   TOTAL
                           COMMON STOCK    PAID-IN    ACCUMULATED  STOCKHOLDERS'
                         SHARES   AMOUNT   CAPITAL      DEFICIT       DEFICIT
                         ------   ------   -------      -------       -------
Balance as of December
 31, 2003                 42,000  $    -  $ 39,123    $ (60,258)     $ (21,135)

Settlement of deferred
 stock units through
 issuance of common
 stock by parent               -       -       356            -            356

Net income                     -       -         -        8,142          8,142
                       ---------  ------  --------    ---------      ---------
Balance as of
 September 30, 2004       42,000  $    -  $ 39,479    $ (52,116)     $ (12,637)
                       =========  ======  ========    =========      =========

See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
DEBTOR-IN-POSSESSION
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

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

     On January 30, 2003 (the "Petition Date"), SWII and certain of its subsidiaries (Sun Desert Inc., Coachella Growers, and Sun World/Rayo) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The filing was made in the United States Bankruptcy Court, Central District of California, Riverside Division ("Bankruptcy Court"). Included in the Consolidated Financial Statements are subsidiaries operated outside the United States, which have not commenced Chapter 11 cases or other similar proceedings elsewhere, and are not debtors. The assets and liabilities of such no-filing subsidiaries are not considered material to the Consolidated Financial Statements. SWII sought bankruptcy protection in order to access a seasonal financing package of up to $40 million to provide working capital through the 2004 growing season.

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

NOTE 2 - BASIS OF PRESENTATION
------------------------------

     The Consolidated Financial Statements have been prepared by Sun World International, Inc. and its subsidiaries, collectively referred to as "Sun World" without audit and should be read in conjunction with the Sun World Consolidated Financial Statements and notes thereto included in the Cadiz Inc. Form 10-K for the year ended December 31, 2003. The foregoing Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, which Sun World considers necessary for a fair presentation. The results of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year as Sun World's harvest seasons and revenues are seasonal in nature.

     Since the Chapter 11 bankruptcy filing, the Company has applied the provisions of SOP 90-7, which does not significantly change the application of accounting principles generally accepted in the United States of America; however, it does require that the financial statements for periods including and subsequent to filing the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. As disclosed in the Consolidated Statements of Operations, reorganization items consist of professional fees directly associated with the reorganization of $1,476,000 for the nine months ended September 30, 2004 and the write off of unamortized debt issuances costs as of the Petition Date of $912,000 and professional fees directly associated with the reorganization of $2,924,000 for the nine months ended September 30, 2003.

     See Note 2 to the Sun World Consolidated Financial
Statements included in the Cadiz Inc. latest Form 10-K for a discussion of Sun World's accounting policies.


NOTE 3 - INVENTORIES
--------------------

     Inventories consist of the following (dollars in thousands):


                                          SEPTEMBER 30, DECEMBER 31,
                                               2004        2003
                                               ----        ----
     Growing crops                           $   7,131  $  10,427
     Harvested product                           1,228        189
     Materials and supplies                      2,259      2,235
                                             ---------  ---------

                                             $  10,618  $  12,851
                                             =========  =========

NOTE 4 - LIABILITIES SUBJECT TO COMPROMISE UNDER REORGANIZATION
         PROCEEDINGS
--------------------

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

     Liabilities subject to compromise under reorganization proceedings are summarized as follows (dollars in thousands):

                                          SEPTEMBER 30, DECEMBER 31,
                                               2004        2003
                                               ----        ----
     Accounts payable                        $   4,157  $   4,311
     Interest payable                            3,795      3,795
     Due to parent company                      13,500     13,500
     Long-term debt                            120,000    120,000
                                             ---------  ---------

          Total                              $ 141,452  $ 141,606
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

       * In December 2003, as described in further detail in our most recent Form 10-K, we simultaneously completed:

            * An extension of up to three years of our $35 million debt facility with ING and which included the issue to ING of 100,000 shares of Series F convertible preferred stock,

            * A one for twenty-five reverse split of our outstanding common stock;

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

     As a consequence of all of these transactions, the number of outstanding shares of our common stock (after giving effect to our December 2003 one for twenty-five reverse stock split) increased from 1,858,659 shares as of December 31, 2002 (including 400,000 common shares issuable upon the conversion of outstanding Series D and E preferred stock) to 8,341,629 shares as of September 30, 2004 (including 1,728,955 common shares issuable upon the conversion of outstanding Series F preferred stock).

     With the completion of these transactions, we have provided for our short-term working capital needs and are able to refocus our efforts on obtaining and utilizing the capital necessary to proceed with our water resource development programs.

RESULTS OF OPERATIONS

     On January 30, 2003, Sun World filed a voluntary petition for Chapter 11 bankruptcy protection. As of that date due to the Company's loss of control over the operations of Sun World, the financial statements of Sun World are no longer consolidated with ours, but instead, we account for our investment in Sun World on the cost basis of accounting. As a result of changing to the cost basis of accounting on January 31, 2003, we had a net investment in Sun World of approximately $195 thousand consisting of loans and other amounts due from Sun World of $13,500,000 less losses in excess of investment in Sun World of $13,305,000. We wrote off the net investment in Sun World of $195 thousand at the Chapter 11 filing date because we do not anticipate being able to recover our investment.

     Our consolidated financial statements for the three month and nine month periods ended September 30, 2003 and September 30, 2004 include the results of operations for Sun World only for the period January 1, 2003 through January 30, 2003. The results of operations of Sun World subsequent to January 30, 2003 are not consolidated in these consolidated financial statements. As a result of the foregoing, direct comparisons of our consolidated results of operations for the nine months ended September 30, 2004 with results for the nine months ended September 30, 2003 will not, in our view, prove meaningful.

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

     Tables which disclose the results of Cadiz Inc. separate from its consolidated subsidiary Sun World for the nine month period ended September 30, 2003, and from which the numbers used in the following discussion are derived, can be found in Note 3 to the Consolidated Financial Statements in Item 1 above.

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 2003
------------------------

     We have not received significant revenues from our water resource activity to date. As a result, we have historically incurred a net loss from operations. We had revenues of $12 thousand for the three months ended September 30, 2004 and $19 thousand for the three months ended September 30, 2003. Our net loss totaled $2.9 million for the three months ended September 30, 2004 compared to $2.5 million for the three months ended September 30, 2003.

     Our primary expenses are our ongoing overhead costs (i.e.
general and administrative expense) and our interest expense.

     REVENUES Cadiz had revenues of $12 thousand for the three months ended September 30, 2004 and $19 thousand for the three months ended September 30, 2003 being rental income from Cadiz
Ranch.

     GENERAL AND ADMINISTRATIVE EXPENSES.   General and
administrative expenses for Cadiz during the three months ended September 30, 2004 totaled $636 thousand compared to $1,378 thousand for the three months ended September 30, 2003. The decrease in general and administrative expenses is primarily due to reductions in professional fees, salaries and other costs associated with a reduction in staffing.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three months ended September 30, 2004 and 2003 totaled $132 thousand and $133 thousand respectively.

     INTEREST EXPENSE, NET. Net interest expense totaled $2.1 million during the three months ended September 30, 2004, compared to $0.8 million during the same period in 2003. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                              THREE MONTHS ENDED
                                                 SEPTEMBER 30,
                                                2004       2003
                                                ----       ----

      Interest on outstanding debt           $   1,117  $     783
      Amortization of financing costs            1,026         37
      Interest income                               (5)         -
                                             ---------  ---------

                                             $   2,138  $     820
                                             =========  =========

     The increase in total interest expense on outstanding debt during the third quarter of 2004 is primarily due to a combination of higher interest rates on the ING loan and the amortization of financing costs. These financing costs, which include fees and preferred stock issued in conjunction with the ING loan extension, are amortized over the initial term of the debt agreement through March 31, 2005. For the 2004 period the amortization of financing costs is non-cash, as is $0.7 million of the interest on outstanding debt representing the PIK portion which is added to the loan principal. The result is that approximately $0.4 million of the $2.1 million interest expense represents a current cash interest expense when it is paid from Restricted Cash every six months. See Note 3 to Cadiz financial statements.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 2003
------------------------

     We have not received significant revenues from our water resource activity to date. As a result, we have historically incurred a net loss from operations. Cadiz had revenues of $32 thousand for the nine months ended September 30, 2004 and $303 thousand for the nine months ended September 30, 2003. The decrease in revenue was mainly attributable to the loss of management fees which had been charged to Sun World. Our net loss totaled $8.4 million for the nine months ended September 30, 2004 compared to $8.6 million for the nine months ended September 30, 2003. The loss for the nine months ended September 30, 2003 included a loss of $2.5 million from Sun World, without which, Cadiz loss would have been $6.1 million. The increased loss for the 2004 period resulted primarily from an increase in net interest expense.

     Our primary expenses are our ongoing overhead costs (i.e.
general and administrative expense) and our interest expense.

     REVENUES.   We had revenues of $32 thousand for the nine
months ended September 30, 2004 and $303 thousand for the nine months ended September 30, 2003. The decrease in revenue was attributable to the loss of management fees which had been charged to Sun World and the loss of the fixed rental revenue from Cadiz Ranch from a lease which terminated in July 2003.

     GENERAL AND ADMINISTRATIVE EXPENSES. Cadiz general and administrative expenses for the nine months ended September 30, 2004 totaled $1.7 million compared to $3.2 million for the same 2003 period. The decrease in general and administrative expenses is primarily due to reductions in professional fees, salaries and other costs associated with a reduction in staffing

     WRITE OFF OF INVESTMENT IN SUBSIDIARY. On January 30, 2003 Sun World and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. As of that date due to the Company's loss of control over the operations of Sun World, the financial statements are no longer consolidated with those of Cadiz, but instead Cadiz accounts for its investment in Sun World on the cost basis of accounting. As a result of changing to the cost basis of accounting and because the Company does not believe it will be able to recover its investment, the Company wrote off its net investment in Sun World of $195,000.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the nine months ended September 30, 2004 totaled $394 thousand compared to $422 thousand during the same period in 2003.

     INTEREST EXPENSE, NET. Net interest expense totaled $6.3 million during the nine months ended September 30, 2004 as compared to $2.3 million in 2003. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                              NINE MONTHS ENDED
                                                SEPTEMBER 30,
                                               2004      2003
                                               ----      ----

     Interest on outstanding debt - Cadiz    $   3,284  $   1,976
     Amortization of financing costs             3,080        404

     Interest income                               (23)       (57)
                                             ---------  ---------

                                             $   6,341  $   2,323
                                             =========  =========

     The increase in net interest expense in 2004 is primarily due to a combination of higher interest rates on the ING loan and the amortization of both debt discount and borrowing fees. These financing costs, which include fees and preferred stock issued in conjunction with the ING loan extension are amortized over the initial term of the debt agreement through March 31, 2005. For the 2004 period the amortization of financing costs is non-cash, as is approximately $2.2 million of the interest on outstanding debt representing the PIK portion which is added to the loan principal. The result is that only approximately $1.1 million of the $6.3 million interest expense represents a current cash outlay when it is paid from Restricted Cash every six months. See
Note 3 to Cadiz financial statements.


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

     As of December 31, 2002, we were obligated for approximately $10.1 million under a senior term loan facility and $25 million under a revolving credit facility with our primary secured lender, ING Capital LLC. Each facility had a maturity date of January 31, 2003. Sun World's bankruptcy filing negated an agreement we had previously reached with ING for a three year extension of these loans, and in February 2003 ING declared these loans to be in default.

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

     We have no outstanding credit facilities or preferred stock other than that held by ING.

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

     CASH USED FOR OPERATING ACTIVITIES. Cash used for operating activities totaled $3.4 million for the nine months ended September 30, 2004, as compared to $3.6 million for the nine months ended September 30, 2003. These amounts are not comparable because of the deconsolidation of Sun World in January 2003. Cash used by Cadiz for operating activities totaled $3.4 million for the nine months ended September 30, 2004 compared to $1.9 million for the same period in 2003. The increased cash usage in 2004 is primarily due to a greater loss incurred by Cadiz in the 2004 period.

     CASH USED FOR INVESTING ACTIVITIES. Cash used for investing purposes in the nine months ended September 30, 2004 was almost entirely the $1.4 million paid for interest on the ING loan from the restricted cash account, while in the prior year the cash provided of $0.2 million was cash received from repayment of a loan to an officer.

     CASH PROVIDED BY FINANCING ACTIVITIES. Cash provided by financing activities totaled $0 for the nine months ended September 30, 2004, compared to $1.9 million in 2003. In the 2003 period, cash inflows resulted from the issuance of a $200 convertible note and $1.7 million from issuance of stock by Cadiz.

OUTLOOK

     SHORT TERM OUTLOOK. The proceeds of our 2003 private placements have provided us with sufficient cash to meet our expected working capital needs through approximately May 2005.
$2.0 million of the proceeds of our December 2003 private
placement were used to bring current our outstanding interest payments owed to ING under our ING credit facilities. $2.1 million of the proceeds of our December 2003 private placement were placed in a cash collateral account with ING in order to extend the maturity date of the credit facility through March 31, 2005. These funds can be applied, if necessary, to the payment of accrued interest due under our credit facilities with ING. The remainder of the proceeds from the 2003 placements are being used to meet our ongoing working capital needs. We expect to raise additional working capital well in advance of May 2005 in order to fund our working capital requirements beyond this date. Additional working capital could be used partly for deposit in the restricted cash account and lead to the extension of the ING loan in accoradance with its currently existing terms and conditions.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In March 2004, the consensus of Emerging Issues Task Force
(EITF) Issue No. 03-06, Participating Securities and the Two-
Class Method under FASB Statement 128,  was published.

EITF Issue No. 03-06 addresses the computations of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. Further guidance on the application and allocations of the two-class method of calculating earnings per share is also included. The provisions of EITF Issue No. 03-06 were effective for reporting periods beginning after March 31, 2004. The adoption of this guidance did not have a significant impact on the Company's financial results of operations and financial position.


ITEM  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information about market risks for the period ended
September 30, 2004 does not differ materially from that discussed under Item 7A of Cadiz' Annual Report on Form 10-K for the year ended December 31, 2003.


ITEM 4.   CONTROLS AND PROCEDURES

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. Based upon, and as of the date of that evaluation, our Chairman, Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective in timely alerting him to material information relating to Cadiz (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to affect, our internal control over financial reporting, and no corrective actions with regard to significant deficiencies or weaknesses.


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

        32.1   Certification of Keith Brackpool, Chairman,
               Chief Executive Officer and Chief Financial Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     B.   REPORTS ON FORM 8-K
          -------------------

     None.

SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CADIZ INC.




By:  /s/ Keith Brackpool                           November 15, 2004
    ------------------------------------------     -----------------
    Keith Brackpool, Chairman of the Board and     Date
    Chief Executive and Financial Officer