Form 10-K
CADIZ INC
filed 2005-03-31
CIK 727273

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

                            FORM 10-K

                FOR ANNUAL AND TRANSITION REPORTS
             PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X]  Annual Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 for the fiscal year
                    ended December 31, 2004

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

                         (213) 271-1600
      (Registrant's telephone number, including area code)
                   ---------------------------

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                        YES      NO  X
                            ---     ---

As of Feb 28, 2005, the Registrant had 10,326,339 shares of common stock outstanding. The aggregate market value of the common stock held by nonaffiliates as of June 30, 2004 was approximately $41,050,122 based on 4,773,270 shares of common stock outstanding held by nonaffiliates and the closing price on that date. Shares of common stock held by each executive officer and director and by each entity that owns more than 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant is not incorporating by reference any other documents within this Annual Report on Form 10-K except those footnoted in Part IV under the heading "Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K".




                        TABLE OF CONTENTS

PART I
------

Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . 1

Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . 8

Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . .10

Item 4.  Submission of Matters to a Vote of Security Holders . 10


PART II
-------

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters  . . . . . . . . . . . . . . . .. 11

Item 6.  Selected Financial Data  . . . . . . . . . . . . . . .12

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations  . . . . . . . . .13

Item 7A. Quantitative and Qualitative Disclosures about Market
         Risk . . . . . . . . . . . . . . . . . . . . . . . . .26

Item 8.  Financial Statements and Supplementary Data . . . . . 26

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure  . . . . . . . . .27

Item 9A.  Controls and Procedures  . . . . . . . . . . . . . . 27

Item 9B.  Other Information . . . . . . . . . . . . . . . . . .27


PART III
--------

Item 10.  Directors and Executive Officers of the Registrant . 28

Item 11.  Executive Compensation  . . . . . . . . . . . . . . .31

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters  . . . . .36

Item 13.  Certain Relationships and Related Transactions . . . 40

Item 14.  Principal Accountant Fees and Services . . . . . . . 40


PART IV
-------

Item 15.  Exhibits, Financial Statements and Reports of Form
          8-K . . . . . . . . . . . . . . . . . . . . . . . . .42

                            Page i

                             PART I

ITEM 1.   BUSINESS

     This Form 10-K presents forward-looking statements with regard to financial projections, proposed transactions such as those concerning the further development of our land and water assets, information or expectations about our business strategies, results of operations, products or markets, or otherwise makes statements about future events. Such forward-looking statements can be identified by the use of words such as "intends", "anticipates", "believes", "estimates", "projects", "forecasts", "expects", "plans" and "proposes". Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements.
These include, among others, the cautionary statements under the caption "Certain Trends and Uncertainties", as well as other cautionary language contained in this Form 10-K. These cautionary statements identify important factors that could cause actual results to differ materially from those described in the forward-looking statements. When considering forward-looking statements in this Form 10-K, you should keep in mind the cautionary statements described above.

OVERVIEW

     Our primary asset consists of three separate properties, each of which consists of largely contiguous land in eastern San Bernardino County, California. This land position totals approximately 45,000 acres. Virtually all of this land is underlain by high-quality groundwater resources with demonstrated potential for various applications, including water storage and supply programs and agricultural, municipal, recreational, and industrial development. Two of the three properties are located in proximity to the Colorado River Aqueduct, the major source of imported water for southern California. The third property is located near the Colorado River.

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

     To this end, in 1997 we commenced discussions with the Metropolitan Water District of Southern California ("Metropolitan") in order to develop a long-term agreement for a joint venture groundwater storage and supply program on our land in the Cadiz and Fenner valleys of eastern San Bernardino County (the "Cadiz Program"). Under the Cadiz Program, surplus water from the Colorado River would be stored in the aquifer system underlying our land during wet years. When needed, the stored water, together with indigenous groundwater, would be returned to the Colorado River Aqueduct for distribution to Metropolitan's member agencies throughout six southern California counties.

     During the next several years, we engaged in extensive negotiations with Metropolitan concerning the Cadiz Program and actively pursued and received substantially all of the various permits required to construct and operate the project. However, in October 2002, Metropolitan's Board voted to not proceed with the Cadiz Program.

     Notwithstanding Metropolitan's actions in 2002, we expect to be able to use our land assets and related water resources to participate in a broad variety of water storage and supply, exchange, and conservation programs with public agencies and other parties. Southern California's need for water storage and supply programs has not abated. We believe there are many different scenarios to maximize the value of this water resource, all of which are under current evaluation. See "Water Resource Development", below.

     We expect that these alternative scenarios will have different capital requirements and implementation periods than those previously established for the Cadiz Program. Therefore, following Metropolitan's actions in 2002, we have entered into a series of agreements with our senior secured lender, ING Capital LLC ("ING") pursuant to which we reduced our debt to ING to $25 million and extended the maturity date of the ING debt until March 31, 2010, conditioned upon a further principal reduction of $10 million on or before March 31, 2008. In addition, we have raised approximately $35 million in equity through private placements completed in 2003 and 2004.

     Further, in February 2005, our wholly owned subsidiary Sun World International, Inc. ("Sun World") completed the sale of substantially all of its assets. See "General Development of Business", below. Sun World had entered bankruptcy proceedings in January 30, 2003, following which the financial statements of Sun World are no longer consolidated with ours.

     With the implementation of these steps, we have been able to retain ownership of all of our assets relating to our water programs and to obtain working capital needed to continue our efforts to develop our water programs, albeit with the divestiture of our interests in Sun World's assets. Because many of our pre-existing common stockholders have participated in the 2003 and 2004 private placements, our base of common stockholders remains largely the same as before these placements.

     We remain committed to our water programs and we continue to explore all opportunities for development of these assets. We cannot predict with certainty which of these various opportunities will ultimately be utilized.


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

     The focus of our water development activities has been the Cadiz Program. The actions of Metropolitan in late 2002 have, at a minimum, delayed implementation of the Cadiz Program. In 2004, our business development activities consisted largely of continued adjustments to our capital structure by way of amendments to our lending agreements and equity issuances. See "Overview", above. Our primary goal in this process has been to maintain ownership of our San Bernardino County properties and to create a capital structure that would allow us to continue our development of the Cadiz Program. We believe that we have succeeded in achieving this goal. Subsequent to Metropolitan's actions in 2002, we have paid down our debt facility with ING to $25 million, and have obtained a maturity date extension and interest rate reduction with respect to such debt. We have obtained an additional equity infusion of approximately $35 million through the issuance of common stock. Substantially all of the assets of Sun World have been sold. These transactions are described in more detail in
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation."

     We acquired all of the outstanding capital stock of Sun World in 1996. Since that time, until late 2002, we provided to Sun World various management and administrative services and facilities, and supplemented Sun World's annual working capital requirements. In late 2002, it became apparent that we would not be able to continue to provide such ongoing financial support to Sun World. In order to obtain the new financing needed to provide working capital for its 2003-2004 growing seasons, on January 30, 2003 (the "Petition Date") Sun World and three of its wholly owned subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code. As of the Petition Date, the financial statements of Sun World are no longer consolidated with those of ours, but instead we account for our investment in Sun World on the cost basis of accounting. See Consolidated Financial Statements - Note 2 - Summary of Significant Accounting Policies
- Principals of Consolidation.

     In December 2003 we entered into a global settlement agreement with Sun World and with the holders of a majority, and subsequently all, of Sun World's First Mortgage Notes (the "Bondholders"). This global settlement agreement provided for the grant by Sun World to us of an unsecured claim against Sun World of $13.5 million in full and final settlement of all claims and causes of action between us. This unsecured claim was then transferred to a trust controlled by the Bondholders. The Bondholders, in turn, waived any right of recovery from us on account of our previously issued guarantee of Sun World's obligations under the First Mortgage Notes.

     In order to maximize Sun World's ability to make payments to the holders of the Series B First Mortgage Notes ("First Mortgage Notes") and other creditors, Sun World, with Bankruptcy Court approval, pursued the sale of substantially all of its assets by way of auction. As a result of this auction, which was conducted in January 2005, Sun World sold substantially all of its assets in exchange for cash and credit consideration of $127.8 million, plus payment and assumption of certain liabilities totaling an estimated $14 million, including the trade claims, which approximates net book value as of December 31, 2004 of the assets sold. Sun World plans to file an amended Plan to distribute the remaining consideration left in Sun World (estimated at approximately $50 million after interim distributions/credits to the holders of First Mortgage Notes of approximately $78 million upon closing as authorized by the Court) and the distribution will be sufficient to enable Sun World to repay all holders of the First Mortgage Notes.


(B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
     ---------------------------------------------

     During the year ended December 31, 2004 we continued to develop the water resource segment of our business. The operations of our agricultural resources segment were discontinued with the deconsolidation of Sun World upon Sun World's January 30, 2003 bankruptcy filing. See Consolidated Financial Statements. See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".


(C)  NARRATIVE DESCRIPTION OF BUSINESS
     ---------------------------------

     Our business strategy is the development of our holdings for their highest and best uses. At present, our development activities are focused on water resource development at our San
Bernardino County properties.

WATER RESOURCE DEVELOPMENT

     Our portfolio of water resources, located in proximity to either the Colorado River or the Colorado River Aqueduct, the principal source of imported water for Southern California, provides us with the opportunity to participate in a variety of water storage and supply programs, exchanges and conservation programs with public agencies and other partners.

(a)  CADIZ GROUNDWATER STORAGE AND DRY-YEAR SUPPLY PROGRAM.
     -----------------------------------------------------

     We own approximately 35,000 acres of land and related high-quality groundwater resources in the Cadiz and Fenner valleys of eastern San Bernardino County. The aquifer system underlying this property is naturally recharged by precipitation (both rain and snow) within a watershed of approximately 1,300 square miles. See Item 2, "Properties - The Cadiz/Fenner Property".

     In 1997 we commended discussions with Metropolitan in order to develop principles and terms for a long-term agreement for a joint venture groundwater storage and supply program on this land (the "Cadiz Program"). The Cadiz Program would provide Metropolitan with a valuable increase in water supply during periods of drought or other emergencies, as well as greater reliability and flexibility in operation of its Colorado River Aqueduct. During wet years, surplus water from the Colorado River would be stored in the aquifer system that underlies the Cadiz property. When needed, the stored water and indigenous groundwater would be returned to the Colorado River Aqueduct for distribution to Metropolitan's member agencies throughout six southern California counties. Metropolitan provides supplemental water to approximately 17 million people.

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

     Following extensive negotiations with us, in April 2001 Metropolitan's Board of Directors approved definitive economic terms and responsibilities, which were to serve as the basis for a final agreement to be executed between us, subject to the then-ongoing environmental review process. Pursuant to these definitive terms, during storage operations, Metropolitan would pay a $50 fee per acre-foot for put of Colorado River water into storage, and a $40 fee per acre-foot for return of Colorado River water from storage, or a total of $90 per acre-foot to cycle water into and out of the Cadiz Program facilities. On the transfer of indigenous water, Metropolitan would pay a base rate of $230 per acre-foot, which would be adjusted according to a fair market value adjustment procedure. Metropolitan would commit to minimum levels of utilization of the Cadiz Program for both storage of Colorado River Aqueduct water (900,000 acre-feet) and transfer of indigenous groundwater (up to 1,500,000 acre-feet). In addition, the definitive terms provided for the grant to us of the option to sell a portion of the indigenous groundwater (30,000 acre-feet per year for 25 years or a total of 750,000 acre-feet) to outside third parties within Metropolitan's service area at fair market value.

   Cadiz Program facilities would include, among other things:

       * Spreading basins, which are shallow ponds that percolate water from the ground surface to the water table;

       * High yield extraction wells designed to extract stored Colorado River water and indigenous groundwater from beneath the Cadiz Program area;

       * A 35-mile conveyance pipeline to connect the spreading basins and wellfield to the Colorado River
          Aqueduct near the Iron Mountain pumping plant; and

       * A pumping plant to pump water through the conveyance pipeline from the Colorado River Aqueduct near the Iron Mountain pumping plant to the Cadiz Program spreading basins.

     The expected cost of these facilities was estimated at approximately $150 million, which was to be jointly shared.

     The definitive terms for the Cadiz Program also call for the establishment of a comprehensive GROUNDWATER MONITORING AND MANAGEMENT PLAN to ensure long-term protection of the aquifer system and related environmental resources in and surrounding the area in which the Cadiz Program is located.

     In October 2001, the environmental report was issued by Metropolitan and the U.S. Bureau of Land Management, in collaboration with the U.S. Geological Survey and the National Park Service. On August 29, 2002, the U.S. Department of Interior approved the Final Environmental Impact Statement for the Cadiz Program and issued its Record of Decision, the final step in the federal environmental review process for the Cadiz Program. The Record of Decision amended the California Desert Conservation Area Plan for an exception to the utility corridor element and offered to Metropolitan a right-of-way grant necessary for the construction and operation of the Cadiz Program.

     On October 8, 2002, Metropolitan's Board considered acceptance of the terms and conditions of the right-of-way grant pursuant to the published Record of Decision. The Board voted not to adopt Metropolitan staff's recommendation to approve the terms and conditions of the right-of-way grant issued by the Department of the Interior for the Cadiz Program by a vote of 47.11% in favor and 47.36% against the recommendation. Instead, the Board voted for an alternative motion to reject the terms and conditions of the right-of-way grant and to not proceed with the Cadiz Program by a vote of 50.25% in favor and 44.22% against.

     Subsequent to Metropolitan's actions, negotiations toward a final agreement for the Cadiz Program on the basis of the previously approved definitive terms have ceased.

     With Metropolitan's actions, we have not been able to complete the environmental review phase of the Cadiz Program. It is our position that Metropolitan's actions of October 2002 breached various contractual and fiduciary obligations of Metropolitan to us, and interfered with the economic advantage we would have obtained from the Cadiz Program. Therefore, in April 2003 we filed a claim against Metropolitan seeking compensatory and punitive damages. See Item 3 - "Legal Proceedings".

     Irrespective of Metropolitan's actions, the need for new water storage and supply programs in the southwestern United States has not diminished. Over the five years preceding the 2004 - 2005 winter season, the Colorado River watershed has experienced a prolonged drought that continues to present major challenges to the economies of California, Nevada, and Arizona. As population continues to grow at record rates, these states are faced with the very real possibility that current and future supplies of water will not be able to meet demand.

     We believe there are a variety of scenarios under which the value of the Cadiz Program may be realized. Exploratory discussions have been initiated with representatives of governmental organizations, water agencies, and private water users with regard to their expressed interest in implementation of the Cadiz Program. Several such discussions have been held with water agencies that are independently seeking reliability of supply. Other discussions have focused on the possibility of exchanging water stored at the Cadiz Program with water contractors in other regions in California. In addition, the drought within the Colorado River watershed has served as an impetus to cooperative discussions between states, with the goal that interstate exchanges and transfers may also become feasible in the future.

     Because of our long-term relationship with Metropolitan, we also intend to pursue discussions with the agency in an effort to determine whether there are terms acceptable to both parties under which the Cadiz Program could be implemented. With the recent finalization of the Quantification Settlement Agreement
(QSA), an agreement involving the Secretary of the Interior, the State of California, Metropolitan and three other southern California water agencies quantifying the amount of water California's Colorado River users could expect on an annual basis, Metropolitan's Colorado River supplies are now specified and limited only by the variable volume of flow on the river. To meet the growing needs of its service area, Metropolitan must take advantage of all opportunities to store available Colorado River water during periods of surplus. With virtually all environmental permits and approvals in place for the Cadiz Program, except for those dependent upon Metropolitan's certification of the Environmental Impact Report (EIR), we believe a partnership with Metropolitan could be renewed in a timely manner if terms acceptable to both parties were to be negotiated.

     In the absence of a negotiated resolution, we would continue to seek an administrative resolution of our claim against Metropolitan. In April 2003 we filed an administrative notice of claim with Metropolitan asserting the breach by Metropolitan of various obligations specified in the PRINCIPLES OF AGREEMENT. We believe that by failing to complete the environmental review process, as specified in the PRINCIPLES OF AGREEMENT, Metropolitan violated this contract, breached its fiduciary duties to us and interfered with our prospective economic advantages. In discussions following presentation of this claim, we and Metropolitan agreed to evaluate alternative approaches to implementation of the Cadiz Program. Metropolitan has not to date responded to the claim and we have until October 2005 to file a lawsuit against the agency.

(b)  OTHER EASTERN MOJAVE PROPERTIES
     -------------------------------

     Our second largest landholding is approximately 9,000 acres in the Piute Valley of eastern San Bernardino County. This landholding is located approximately 15 miles from the resort community of Laughlin, Nevada, and about 12 miles from the Colorado River town of Needles, California. Extensive hydrological studies, including the drilling and testing of a full-scale production well, have demonstrated that this landholding is underlain by high-quality groundwater. The aquifer system underlying this property is naturally recharged by precipitation (both rain and snow) within a watershed of approximately 975 square miles. Discussions with potential partners have commenced with the objective of developing our Piute Valley assets.

     Additionally, we own additional acreage located near Danby Dry Lake, approximately 30 miles southeast of our landholdings in
Cadiz and Fenner valleys.   Our Danby Lake property is located
approximately 10 miles north of the Colorado River Aqueduct. Initial hydrological studies indicate that it has excellent potential for a groundwater storage and supply project.

AGRICULTURAL OPERATIONS

     We are no longer engaged in agricultural operations. Historically, we have leased our Cadiz Valley farming property to Sun World and other third parties. In the fourth quarter of 2004, the lease with Sun World expired. We continue to lease to a third party approximately 1,000 acres of juice grape vineyards and citrus orchards at our Cadiz Valley property. The lease is renewable on a year to year basis with annual revenues of approximately $50,000.

     On January 30, 2003, Sun World filed voluntary petitions under Chapter 11 of the Bankruptcy Code. In February 2005, with Bankruptcy Court approval, Sun World sold substantially all of its assets. See "General Development of Business", above. Following the filing date and until the sale of its assets, Sun World operated its business and managed its affairs as debtor and debtor in possession. As of the filing date the financial statements of Sun World are no longer consolidated with those of ours, but instead, we account for our investment in Sun World on the cost basis of accounting. As a result of changing to the cost basis of accounting on January 31, 2003, we had a net investment in Sun World of approximately $195 thousand consisting of loans and other amounts due from Sun World of $13,500,000 less losses in excess of investment in Sun World of $13,305,000. We wrote off the net investment in Sun World of $195 thousand at the Chapter 11 filing date because we do not anticipate being able to recover our investment.

SEASONALITY

     Our water resource development activities are not seasonal in nature.

     With our divestiture of Sun World our operations will no longer be subject to the general seasonal trends that are characteristic of the agricultural industry.

COMPETITION

     We face competition for the acquisition, development and sale of our properties from a number of competitors. We may also face competition in the development of water resources associated with our properties. Since California has scarce water resources and an increasing demand for available water, we believe that location, price and reliability of delivery are the principal competitive factors affecting transfers of water in California.

EMPLOYEES

     As of December 31, 2004, we employed 5 full-time employees
(i.e. those individuals working more than 1,000 hours per year).
We believe that our employee relations are good.

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

THE CADIZ/FENNER PROPERTY

     In 1984, we conducted investigations of the feasibility of agricultural development of land located in the Cadiz and Fenner valleys of eastern San Bernardino County, California. These investigations confirmed the availability of high-quality water in commercial quantities appropriate for agricultural development. Since 1985, we have acquired approximately 35,000 acres of largely contiguous land in this area, which is located approximately 30 miles north of the Colorado River Aqueduct.

     Additional numerous independent geotechnical and engineering studies conducted since 1985 have confirmed that the Cadiz/Fenner property overlies a natural groundwater aquifer system that is ideally suited for the underground water storage and dry year transfers as contemplated in the Cadiz Program. See Item 1, "Business - Narrative Description of Business - Water Resource Development".

     In November 1993, the San Bernardino County Board of Supervisors unanimously approved a General Plan Amendment establishing an agricultural land use designation for 9,600 acres in the Cadiz Valley for which approximately 1,600 acres have been developed for agriculture. This action also approved permits to construct infrastructure and facilities to house as many as 1,150 seasonal workers and 170 permanent residents (employees and their families) and allows for the withdrawal of more than 1,000,000 acre-feet of groundwater from the aquifer system underlying our property.

OTHER EASTERN MOJAVE PROPERTIES

     We also own approximately 10,900 additional acres in the eastern Mojave Desert, including the Piute and Danby Lake properties.

     Our second largest property consists of approximately 9,000 acres in the Piute Valley of eastern San Bernardino County. This landholding is located approximately 15 miles from the resort community of Laughlin, Nevada, and about 12 miles from the Colorado River town of Needles, California. Extensive hydrological studies, including the drilling and testing of a full-scale production well, have demonstrated that this landholding is underlain by high-quality groundwater. The aquifer system underlying this property is naturally recharged by precipitation (both rain and snow) within a watershed of approximately 975 square miles. Discussions with potential partners have commenced with the objective of developing our Piute Valley assets.

     Additionally, we own or control additional acreage located near Danby Dry Lake, approximately 30 miles southeast of our landholdings in the Cadiz and Fenner valleys. Our Danby Lake property is located approximately 10 miles north of the Colorado River Aqueduct.

Initial hydrological studies indicate that it has excellent potential for a groundwater storage and supply project.

FARM PROPERTY

     Approximately 1,600 acres of our Cadiz Valley property has been developed for agricultural use. We are currently leasing to a third party approximately 1,000 acres of this property, consisting of juice grape vineyards, and until the fourth quarter of 2004 were leasing approximately 300 acres of this property, consisting of citrus orchards, to Sun World. The lease provides for the lessee to be responsible for all costs associated with growing crops on the leased property. The lease with the third party is renewable on a year to year basis with annual revenues of approximately $50,000.

EXECUTIVE OFFICES

     We currently lease our executive offices in Los Angeles, California, which consist of approximately 4,770 square feet, pursuant to a sublease that expires on June 14, 2006. Current base rent under the lease is approximately $8,350 per month.

CADIZ REAL ESTATE

     In December 2003, we transferred substantially all of our assets (with the exception of our office sublease, certain office furniture and equipment and any Sun World related assets) to Cadiz Real Estate LLC, a Delaware limited liability company ("Cadiz Real Estate"). We hold 100% of the equity interests of Cadiz Real Estate, and therefore we continue to hold 100% beneficial ownership of the properties that we transferred to Cadiz Real Estate. Cadiz Real Estate was created at the behest of our senior secured lender, ING. The Board of Managers of Cadiz Real Estate consists of two managers appointed by us and one independent manager named by ING.

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

DEBT SECURED BY PROPERTIES

     Our outstanding debt at December 31, 2004 of $25 million represents loans secured by our properties (including properties held of record by Cadiz Real Estate). Information regarding interest rates and principal maturities is provided in Note 7 to the consolidated financial statements.

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

     In discussions following presentation of this claim, we have continued to evaluate alternative approaches to implementation of the Cadiz Program. Metropolitan has not to date responded to the claim and we have until October 2005 to file a lawsuit against the agency.

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

     No matters were submitted to a vote of our stockholders during the fourth quarter of 2004.

					PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     Our common stock is currently traded over the counter on the OTC Bulletin Board under the symbol "CDZI". Prior to March 27, 2003, the Company's common stock was listed on the Nasdaq National Market (Nasdaq). On March 27, 2003, the Company's common stock was delisted from Nasdaq, and thereafter traded on the OTC Bulletin Board until May 23, 2003, at which time our common stock was removed from the Bulletin Board and began trading on the OTC U.S. Market, often referred to as the "Pink Sheets". On November 11, 2004 our stock resumed trading on the OTC Bulletin Board. The following table reflects actual sales transactions for the dates that the Company was trading on Nasdaq, and high and low bid information for dates subsequent. The OTC Bulletin Board and Pink Sheet market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The high and low ranges of the common stock for the dates indicated have been provided by Bloomberg LP. Please note that all stock prices listed throughout this annual report on Form 10K have been adjusted for the one for 25 reverse stock split that took place in December 2003.

                                      HIGH          LOW
     QUARTER ENDED                SALES PRICE   SALES PRICE
     -------------                -----------   -----------
     2003:
       March 31                   $     20.25   $     2.625
       June 30                    $      4.75   $     2.425
       September 30               $      4.00   $     1.425
       December 31                $      5.90   $     3.375

     2004:
       March 31                   $      7.60   $      4.80
       June 30                    $      8.75   $      7.10
       September 30               $     15.50   $      8.50
       December 31                $     17.00   $     11.70

     On February 28, 2005, the high, low and last sales prices for the shares, as reported by Bloomberg, were $15.00, $14.50, and $15.00, respectively.

     We also have an authorized class of 100,000 shares of preferred stock. There is one series of preferred stock (Series
F) authorized for issuance. All 100,000 authorized shares of Series F Preferred Stock were issued in December 2003. Effective November 30, 2004, 99,000 shares of Series F Preferred Stock were converted to 1,711,665 shares of our common stock leaving 1,000 shares of Series F Preferred Stock issued and outstanding.

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

     As of February 28, 2005, the number of stockholders of record of our common stock was 245 and the estimated number of beneficial owners was approximately 2,268.

     To date, we have not paid a cash dividend on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Our ability to pay such dividends is subject to covenants pursuant to agreements with our primary lender that prohibits the payment of dividends.

     All equity securities sold by us during the quarter ended December 31, 2004 that were not registered under the Securities Act were previously reported in our Current Report on Form 8-K dated November 30, 2004. All other securities sold by us during the three years ended December 31, 2004 which were not registered under the Securities Act have previously been reported in our Annual and Quarterly Reports on Forms 10K and 10-Q.


ITEM 6.   SELECTED FINANCIAL DATA

    The following selected financial data insofar as it relates to the years ended December 31, 2004, 2003, 2002, 2001 and 2000 has been derived from our audited financial statements. The information that follows should be read in conjunction with the audited consolidated financial statements and notes thereto for each of the three years in the period ended December 31, 2004 included in Part IV of this Form 10-K. See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

($ in thousands, except for per share data)

                                       YEAR ENDED DECEMBER 31,
                             --------------------------------------------
                             2004      2003      2002      2001      2000
                             ----      ----      ----      ----      ----
Statement of Operations Data:

  Total  revenues          $     47  $  3,162  $114,250  $ 92,402  $107,745
  Net loss                  (16,037)  (11,536)  (22,225)  (25,722)  (22,458)
     Less: Preferred stock
      dividends                   -       918     1,125       591         -
     Imputed dividend on
      preferred stock             -     1,600       984       441         -
                           --------  --------  --------  --------  --------
 Net loss applicable to
  common stock             $(16,037) $(14,054) $(24,334) $(26,754) $(22,458)
                           ========  ========  ========  ========  ========

Per share:

  Net loss (basic and
   diluted)                $  (2.32) $  (6.39) $ (16.76) $ (18.66) $ (15.89)
                           ========  ========  ========  ========  ========

Weighted-average common
   shares outstanding         6,911     2,200     1,452     1,434     1,414
                           ========  ========  ========  ========  ========


                                              DECEMBER 31,
                              --------------------------------------------
                              2004      2003      2002      2001      2000
                              ----      ----      ----      ----      ----
Balance Sheet Data:

  Total assets             $  51,071 $  49,526 $ 191,883 $ 198,275 $ 203,617
  Long-term debt           $  25,000 $  30,253 $ 115,447 $ 141,429 $ 145,610
  Redeemable preferred
   stock                   $       - $       - $  10,942 $   9,958 $   3,950

  Preferred stock, common
   stock and additional
   paid-in capital         $ 209,718 $ 185,040 $ 156,166 $ 152,765 $ 143,063
  Accumulated deficit      $(184,860)$(168,823)$(157,287)$(135,062)$(109,340)
  Stockholders' equity     $  24,858 $  16,217 $  (1,121)$  17,703 $  33,723

ITEM  7.    MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the following discussion contains trend analysis and other forward-looking statements. Forward-looking statements can be identified by the use of words such as "intends", "anticipates", "believes", "estimates", "projects", "forecasts", "expects", "plans" and "proposes". Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. These include, among others, our ability to maximize value from our Cadiz, California land and water resources and our ability to obtain new financings as needed to meet our ongoing working capital needs. See additional discussion under the heading "Certain Trends and Uncertainties" below.

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

      In 1997 we commenced discussions with the Metropolitan Water District of Southern California ("Metropolitan") in order to develop a long-term agreement for a joint venture groundwater storage and supply program on our land in the Cadiz and Fenner valleys of eastern San Bernardino County (the "Cadiz Program"). Under the Cadiz Program, surplus water from the Colorado River would be stored in the aquifer system underlying our land during wet years. When needed, the stored water, together with indigenous groundwater, would be returned to the Colorado River Aqueduct for distribution to Metropolitan's member agencies throughout six southern California counties.

     During the next several years, we engaged in extensive negotiations with Metropolitan concerning the Cadiz Program and actively pursued and received substantially all of the various permits required to construct and operate the project. However, in October 2002, Metropolitan's Board voted to not proceed with the Cadiz Program.

     Notwithstanding Metropolitan's actions in 2002, we expect to be able to use our land assets and related water resources to participate in a broad variety of water storage and supply, exchange, and conservation programs with public agencies and other parties. Southern California's need for water storage and supply programs has not abated. We believe there are many different scenarios to maximize the value of this water resource, all of which are under current evaluation. See "Item 1. Water Resource Development", above.

     We expect that these alternative scenarios will have different capital requirements and implementation periods than those previously established for the Cadiz Program. Therefore, following Metropolitan's actions in 2002, we have entered into a series of agreements with our senior secured lender, ING Capital LLC ("ING") pursuant to which we reduced our debt to ING to $25 million and extended the maturity date of the ING debt until March 31, 2010, conditioned upon a further principal reduction of $10 million on or before March 31, 2008. In addition, we have raised approximately $35 million in equity through private placements completed in 2003 and 2004. Most recently, on November 30, 2004, we completed a private placement of 400,000 Units at the price of $60.00 per Unit. Each Unit consisted of five (5) shares of the Company's common stock and one (1) common stock purchase warrant. Each Warrant will entitle the holder to purchase, commencing 180 days from the date of issuance, one (1) share of common stock at an exercise price of $15.00 per share. Each Warrant will have a term of three (3) years, but will be callable by us commencing twelve months following completion of the placement if the closing market price of our common stock exceeds $18.75 for 10 consecutive trading days.

     We used approximately half of the proceeds of the placement to reduce our senior debt to ING. The balance of the proceeds are being used by the Company for working capital.

     Further, in February 2005, Sun World completed the sale of substantially all of its assets in exchange for cash and credit consideration of $127.8 million, plus payment and assumption of certain liabilities totaling an estimated $14 million, including the trade claims, which approximates net book value as of December 31, 2004 of the assets sold. Sun World plans to file an amended Plan to distribute the remaining consideration left in Sun World (estimated at approximately $50 million after interim distributions/credits to the holders of First Mortgage Notes of approximately $78 million upon closing as authorized by the Court). See "Item 1. General Development of Business", above. Sun World had entered bankruptcy proceedings in January 30, 2003, following which the financial statements of Sun World are no longer consolidated with ours.

     With the implementation of these steps, we have been able to retain ownership of all of our assets relating to our water programs and to obtain working capital needed to continue our efforts to develop our water programs, albeit with the divestiture of our interests in Sun World's assets. Because many of our pre-existing common stockholders have participated in the 2003 and 2004 private placements, our base of common stockholders remains largely the same as before these placements.

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

     Our consolidated financial statements for the year ended December 31, 2003 include the results of operations for Sun World only for the period January 1, 2003 through January 30, 2003.
The results of operations of Sun World subsequent to January 30, 2003 are not included in these consolidated financial statements. As a result of the foregoing, direct comparisons of our consolidated results of operations for year ended December 31, 2004 with results for the year ended December 31, 2003 do not, in our view, prove meaningful.

     For this reason, we believe that material trends and developments with respect to our results of operations from period to period are more readily identifiable by comparing the unconsolidated results of Cadiz Inc. for the year ended December 31, 2003, which do not include the January 2003 operations of Sun World, rather than our consolidated results of operations, which include the January 2003 operations of Sun World.

     Tables which disclose the results of Cadiz Inc. separate from its consolidated subsidiary Sun World for the year ended December 31, 2003, and from which the numbers used in the following discussion are derived, can be found in Note 7 to the Consolidated Financial Statements.

(A)  YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED
     DECEMBER 31, 2003
     ---------------------------------------------------

     We have not received significant revenues from our water resource activity to date. As a result, we continue to incur a net loss from operations. We had revenues of $47 thousand for the year ended December 31, 2004 and $3.2 million for the year ended December 31, 2003, including $3.0 million from Sun World for the month ended January 30, 2003. Our net loss totaled $16.0 million for the year ended December 31, 2004 compared to $11.5 million for the year ended December 31, 2003 which included a $2.5 million loss from Sun World for the period ended January 30, 2003. The increase for the 2004 period resulted from the write off of permanent and developing crops in the amount of $3.4 million, a $2.8 million increase in interest cost resulting from amortization of deferred borrowing costs, and write offs of unamortized deferred borrowing costs of $1.4 million. General and administrative costs declined by $2.2 million in 2004.

     Our primary expenses are our ongoing overhead costs (i.e. general and administrative expense) and our interest expense. In addition, during the upcoming years ending December 31, 2005 and 2006 we expect that we will incur an additional significant non-cash expense in connection with the issuance of shares and options under our Management Equity Incentive Plan, which provides for the issuance of up to 1,472,051 shares of our common stock. See Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Management Equity Incentive Plan," below. The issuance of these shares, or options to purchase these shares, will result in a charge to our earnings based on the value of our common stock at the time of issue and the valuation of options at the time of their award and will be recorded over the vesting period in proportion to the quantities vested. The value of our common stock at the time of issue and the valuation of options at the time of their award will be added to additional paid-in capital with the result that there will not be a net reduction to shareholders' equity as a result of the issuances.

     REVENUES Revenue totaled $47 thousand during the year ended December 31, 2004 compared to $3.2 million the preceding year. The $3.2 million in 2003 includes $0.3 million attributable to Cadiz with the remainder attributable to Sun World for the period ending January 30, 2003. The Cadiz decrease from $0.3 million to $47 thousand is primarily due to discontinuation of the management fee and other fees payable to Cadiz by Sun World as of January 30, 2003 due to Sun World's Chapter 11 filing. The revenue during the year ended December 31, 2004 was derived primarily from the lease of farming property to a third party. No revenue was derived from the lease to Sun World during the year ended December 31, 2004 as such revenue was contingent on profitability of the harvest, which profitability was not achieved, under the terms of the lease.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses during the year ended December 31, 2004 totaled $3.1 million compared to $5.2 million for the year ended December 31, 2003. Excluding Sun World, Cadiz general and administrative expenses during the year ended December 31, 2003 were $4.7 million. The decrease in Cadiz' general and administrative expenses in 2004 is primarily due to reductions in salaries which included a contract termination payment to the Company's CEO (see
Item 11) of $0.8 million in 2003 and increased professional fees in 2003 related to transactions with our secured lender, our equity raising activities, and the Sun World bankruptcy.

     WRITE OFF OF INVESTMENT IN SUBSIDIARY On January 30, 2003, Sun World and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. As of that date, due to the Company's loss of control over the operations of Sun World, the financial statements of Sun World are no longer consolidated with those of Cadiz, but instead Cadiz accounts for its investment in Sun World on the cost basis of accounting. As a result of changing to the cost basis of accounting and because the Company does not believe it will be able to recover its investment, the Company wrote off its investment in Sun World of $195,000 in 2003. There was no similar expense in 2004.

     REORGANIZATION COSTS Reorganization costs totaled $0.7 million during 2003. These costs were incurred by Sun World during January 2003 related to the Chapter 11 bankruptcy filing.
No such costs occurred during 2004.

     WRITE OFF OF PERMANENT CROPS AND DEVELOPING CROPS In the last quarter of the year ended December 31, 2004, the long-standing lease for a portion of our Cadiz Valley farming property to Sun World expired and the crops have not been leased to another party. The remaining property, which is leased to an independent third party, on a year to year basis, does not generate a significant amount of revenue. Based on the uncertainty as to possible recovery of the carrying value of the permanent crops and developing crops on this property, during the last quarter of 2004 we wrote off our investment in permanent and developing crops at this property in the amount of $3.4 million, net of depreciation. See Note 2 to our Consolidated Financial Statements. No such write offs occurred during 2003.

     DEPRECIATION AND AMORTIZATION Depreciation and amortization for Cadiz totaled $0.5 million for the year ended December 31, 2004 compared to $0.7 million for the 2003 year. The reduction in depreciation and amortization is due to certain assets becoming fully depreciated during 2004 and $0.2 million attributable to Sun World included in the period ended January 30, 2003 which did not exist in 2004.

     INTEREST EXPENSE, NET. Net interest expense totaled $9.1 million during the year ended December 31, 2004, compared to $4.9 million during 2003, of which $3.6 million was attributable to Cadiz excluding Sun World. The following table summarizes the components of Cadiz net interest expense and that of Sun World for the two periods (in thousands):

                                                YEAR ENDED
                                               DECEMBER 31,
                                               ------------
                                              2004      2003
                                              ----      ----

   Cadiz
     Interest on outstanding debt          $  3,970  $  3,053
     Amortization of financing costs          3,767       641
     Write off of unamortized
      financing costs                         1,369         -
     Interest income                            (42)      (58)
   Sun World interest expense                     -     1,269
                                           --------  --------

                                           $  9,064   $ 4,905
                                           ========  ========

     Financing costs, which include legal fees, warrant costs and preferred stock, are amortized over the life of the ING debt agreement. In December 2003 we entered into an agreement with ING which extended the maturity date of our loan, which had a prior maturity date of January 31, 2003. As a result there was little amortization during 2003 as the deferred financing costs were fully amortized at the January 2003 maturity date. Following several months of discussion with ING, our loan was amended in December 2003 and the financing costs associated with the debt amendment of $5.3 million (consisting of fees of $0.3 million and preferred stock valued at $5.0 million) were being amortized through the maturity date of March 31, 2005. On November 30, 2004 we entered into another amendment of the loan agreement, under which the term of the loan was extended, the interest rate was reduced, and a portion of the principal balance was repaid necessitating the write off of the remaining $1.4 million in unamortized financing costs associated with the loan under the terms applicable as of December 2003.

(B)  YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED
     DECEMBER 31, 2002
     ---------------------------------------------------

     The Company had revenues of $3.2 million for the year ended December 31, 2003 and $114.3 million for the year ended December 31, 2002. Cadiz, excluding Sun World, had revenues of $0.3 million for the year ended December 31, 2003 and $2.1 million for the year ended December 31, 2002. The Company had a net loss of $11.5 million for the year ended December 31, 2003 compared to $22.2 million for the year ended December 31, 2002. Cadiz' net loss, excluding the loss from Sun World, totaled $9.2 million for the year ended December 31, 2003 compared to $12.7 million for the year ended December 31, 2002, with the decrease for the 2003 period resulting from decreases in general and administrative and interest expense offset by a reduction in revenue and no cost incurred for the removal of underperforming crops in 2003.

     REVENUES Our revenue totaled $3.2 million during the year ended December 31, 2003 compared to $114.2 million the preceding year. Cadiz' standalone revenue, excluding the revenue of Sun World, totaled $0.3 million during the year ended December 31, 2003 compared to $2.1 million the preceding year. The decrease is primarily due to discontinuation of the management fee payable by Sun World as of January 30, 2003 due to Sun World's Chapter 11 filing.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses during the year ended December 31, 2003 totaled $5.2 million compared to $17.0 million for the year ended December 31, 2002. Cadiz' general and administrative expenses, excluding that of Sun World, during the year ended December 31, 2003 totaled $4.7 million compared to $7.5 million for the year ended December 31, 2002. The decrease in general and administrative expenses is primarily due to reductions in salaries and other costs associated with a reduction in staffing, elimination of foreign water programs, and reduced facility and insurance costs, partly offset by increased professional fees related to transactions with our secured lender, our equity raising activities, and the Sun World bankruptcy.

     WRITE OFF OF INVESTMENT IN SUBSIDIARY On January 30, 2003, Sun World and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. As of that date, due to the Company's loss of control over the operations of Sun World, the financial statements of Sun World are no longer consolidated with those of Cadiz, but instead Cadiz accounts for its investment in Sun World on the cost basis of accounting. As a result of changing to the cost basis of accounting and because the Company does not believe it will be able to recover its investment, in 2003 the Company wrote off its investment in Sun World of $195,000.

     REORGANIZATION COSTS Reorganization costs totaled $0.7 million during 2003. These costs were incurred by Sun World during January 2003 related to the Chapter 11 bankruptcy filing.
No such costs occurred during 2002.

     REMOVAL OF UNDERPERFORMING CROPS Removal of underperforming crops totaled $4.5 million for the year ended December 31, 2002. During 2002, Cadiz removed 200 acres of underperforming table grapes and citrus at the Cadiz Ranch resulting in a charge of $1.0 million in connection with the removal of these crops. The remaining $3.5 million related to Sun World. No such removals occurred during 2003.

     DEPRECIATION AND AMORTIZATION Depreciation and amortization totaled $0.7 million for the year ended December 31, 2003 compared to $7.5 million for the 2002 year. Depreciation and amortization for Cadiz, excluding that of Sun World, totaled $0.6 million for the year ended December 31, 2003 compared to $1.0 million for the 2002 year. The reduction in depreciation and amortization is primarily due to the removal of underperforming crops in 2002 and certain assets becoming fully depreciated during the past year.

     INTEREST EXPENSE, NET. Net interest expense totaled $4.9 million during the year ended December 31, 2003, which included Sun World expense for the period to January 30, 2003, compared to $21.2 million during the same period in 2002, which included Sun World expense for the full year. Net interest expense for Cadiz, excluding that of Sun World, totaled $3.6 million during the year ended December 31, 2003, compared to $5.1 million during the same period in 2002. The following table summarizes the components of Cadiz' net interest expense and that of Sun World for the two periods (in thousands):

                                               YEAR ENDED
                                               DECEMBER 31,
                                               ------------
                                              2003      2002
                                              ----      ----
      Cadiz
        Interest on outstanding debt       $  3,053  $  3,101
        Amortization of financing costs         641     2,712
        Interest income                         (58)     (705)
      Sun World interest expense              1,269    16,064
                                           --------  --------

                                           $  4,905  $ 21,172
                                           ========  ========

     Financing costs, which include legal fees and warrant costs, are amortized over the life of the debt agreement. In December
2003 we entered into an agreement with ING which extended the maturity date of our loan which had a prior maturity date of January 31, 2003. The financing costs associated with the December 2003 debt amendment of $5.3 million (consisting of fees of $0.3 million and preferred stock valued at $5.0 million) were being amortized through the maturity date of March 31, 2005 starting in December 2003. The deferred financing costs of the loan that matured in January 2003 were fully amortized as at the January
2003 maturity date. As a result there was little amortization during 2003. The lower interest income was the result of no interest accruing on the intercompany loans to Sun World following the Chapter 11 petition.

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

     Subsequent to the vote of Metropolitan's Board in October 2002 to not proceed with the Cadiz Program and Sun World's January 2003 bankruptcy filing, we have worked with our primary secured lender, ING Capital LLC, to structure our debt in a way which would allow us to continue our development of the Cadiz Program. We believe that we have accomplished this goal with a series of agreements with ING, in the most recent of which concluded in November 2004.

     In November 2004 we entered into our most recent series of agreements with ING which provided for:

  * the repayment in full of our senior term loan facility with ING and the reduction to $25 million of the outstanding principal balance under our existing revolving credit facility; and

  * amendments to the terms and conditions of our revolving credit facility with ING in order to:

          (i)  extend the maturity date of the debt until March
               31, 2010, conditioned upon a further principal reduction of $10 million on or before March 31, 2008, and

          (ii) reduce the interest rate through March 31, 2008 on the new outstanding balance to 4% cash plus 4% PIK (increasing to 4% cash plus 6% PIK for interest periods commencing on and after April 1, 2008).

     Also in November 2004 ING agreed to convert 99,000 shares of the Company's Series F Preferred Stock (representing 99% of the outstanding shares of Series F Preferred Stock) into 1,711,665 shares of the Company's common stock. We had issued 100,000 shares of Series F preferred stock to ING as part of our agreements in December 2003.

     Concurrently with this conversion, the terms and conditions of the remaining outstanding Series F Preferred Stock were amended to fix the conversion ratio at its original conversion ratio of 17.28955 shares of common stock for each share of Series F Preferred Stock converted. In addition to its conversation rights, as the holder of this preferred stock ING holds:

     - The right to appoint two members of our Board of Directors as long as both (a) the outstanding principal balance of ING's loan is at least $15 million, and (b) the Series F Preferred Stock holdings of ING (including both the common stock into which outstanding Series F Preferred Stock is then convertible and any common stock received by ING upon previous conversions of Series F Preferred Stock which remains held by, and has not been disposed of, by ING) represent at least 5% of our common stock;
     - The right to approve the authorization or issuance of any other class or shares of our preferred stock;
     -  Anti-dilution protection;
     -  Pre-emptive rights;
     -  Registration rights; and
     - Dividend, liquidation and voting rights shared on an as-converted basis with common stock.

     Pursuant to our loan arrangements with ING, ING also has the right to appoint an independent manager to the Board of Managers of Cadiz Real Estate LLC, a Delaware limited liability company ("Cadiz Real Estate"), in which we hold 100% of the economic interests. In December 2003 we transferred substantially all of our assets (with the exception of our office sublease, certain office furniture and any Sun World related assets) to Cadiz Real Estate. Cadiz Real Estate is a co-obligor with us on our credit facilities with ING, and the properties now held of record by Cadiz Real Estate secure our obligations under these facilities. We have entered into a management agreement with Cadiz Real Estate pursuant to which we manage the assets now held by Cadiz Real Estate, subject to the requirements of the Operating Agreement of Cadiz Real Estate. The Operating Agreement of Cadiz Real Estate provides for a Board of Managers consisting of two managers appointed by us and one independent manager named by ING. As long as our obligations to ING are outstanding, Cadiz Real Estate may not institute bankruptcy proceedings without the unanimous consent of this Board of Managers (including the independent manager).

     The debt covenants associated with our ING credit facility were negotiated by the parties with a view towards our operating and financial condition as it existed at the time our current revised agreements were entered into. Given current circumstances, we do not consider it likely that we will be in material breach of such covenants.

     As we continue to actively pursue our business strategy, additional financing specifically in connection with our water programs will be required. See "Outlook", below. As the parties have anticipated this need, the covenants in the credit facility which would otherwise prohibit our incurrence of additional debt (or our use of our assets as security for such debt) contain an exception for debt and liens incurred in order to finance the acquisition, construction or improvement of any assets (up to a maximum of $135 million at any one time outstanding). The covenants in the credit facility do not prohibit our use of equity financing, but do provide that 35% of the proceeds of such issuance be applied as a prepayment against such facility. We do not expect these covenants to materially limit our ability to undertake debt or equity financing in order to finance our water development activities.

     At December 31, 2004, we have no outstanding credit facilities or preferred stock other than that held by ING as described above.

SUN WORLD OBLIGATIONS
---------------------

   Sun World has outstanding $115 million of First Mortgage
Notes. The First Mortgage Notes were originally to mature on April 15, 2004. The First Mortgage Notes went into default as a consequence of the Sun World bankruptcy filing. In February 2005, Sun World completed the sale of substantially all of its assets for cash and credit consideration of $127.8 million, plus payment and assumption of certain liabilities totaling an estimated $14 million, including the trade claims, which approximates net book value of the acquired assets as of December 31, 2004. Sun World plans to file an amended Plan to distribute the remaining consideration left in Sun World (estimated at approximately $50 million after interim distributions/credits to the holders of First Mortgage Notes of approximately $78 million upon closing as authorized by the Court) and the distribution will be sufficient to enable Sun World to repay all holders of the First Mortgage Notes.

     We have obtained waivers and/or releases with respect to our previously issued guarantees of the First Mortgage Notes from all the holders of outstanding First Mortgage Notes. Further, as part of a December 2003 global settlement, we have settled all of our claims and obligations with Sun World. Although we continue to be the record owner of Sun World's stock, with the recently completed sale by Sun World of all of its assets, Sun World does not conduct any business operations. We therefore have no further obligations or working capital needs with respect to Sun World.

     CASH USED FOR OPERATING ACTIVITIES. Cash used for operating activities totaled $7.6 million for the year ended December 31, 2004, as compared to cash used for operating activities of $6.6 million for the year ended December 31, 2003. The above amounts are not comparable because of the deconsolidation of Sun World in January 2003.

      Cash used by Cadiz (exclusive of Sun World) for operating activities for the year ended December 31, 2004 totaled $7.6 million compared to $4.9 million for the previous year. The increase in cash used for operating activities was due to an increase in net loss by $4.5 million in the year ended December 31, 2004 as compared to the same period in 2003. This was offset by an increase in non-cash expenses, the major items being write-off of permanent crops of $3.4 million in the year ended December 31, 2004 compared to $2.5 million loss from subsidiary in January of the preceding year.

      CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES. Cash provided by investing activities totaled $2.1 million for the year ended December 31, 2004, as compared to $3.5 million used for investing activities during the same period in 2003.

      Cash provided by investing activities for the year ended December 31, 2004 was almost entirely due to the reduction of restricted cash that had been placed in a restricted bank account to pay for interest on the $35 million term loan facility with ING. The use of a restricted bank account for this purpose had been a requirement under our pre-November 2004 arrangements with ING. The 2003 expenditures of $2.0 million (exclusive of Sun World) were primarily the placing of the $2.1 million in the restricted bank account.

      CASH PROVIDED BY FINANCING ACTIVITIES. Cash provided by financing activities totaled $11.1 million for the year ended December 31, 2004 consisting primarily of $21.3 million in net proceeds from the issuance of capital stock by Cadiz, offset by $10.0 million in repayment of term loan borrowings. For the same period in 2003, cash provided by financing activities totaled $10.2 million consisting primarily of $10.3 million from the issuance of capital stock by Cadiz.

(B)  OUTLOOK
     -------

     SHORT TERM OUTLOOK. The proceeds of our 2003 and 2004 private placements have provided us with sufficient cash to meet our expected working capital needs for current operations until the Company will need to raise additional capital in order to fund the $10 million repayment of its borrowing from ING required to be made by March
2008 in order to obtain a further two year extension of the maturity date of the ING loan. See "Long Term Outlook", below. Approximately $12.7 million of the proceeds of our November 2004 private placement were used to reduce the principal balance, which included approximately $2.7 million in interest payable in kind ("PIK"), owed to ING under our ING credit facilities to $25 million. 40 Units in the 2004 private placement were issued to ING for $2.4 million of prepaid interest under the Company's $25 million borrowing from the lender.
The remainder of the proceeds from the placements will be used to meet our ongoing working capital needs.

    LONG TERM OUTLOOK. In the longer term, the current maturity date of our loan with ING is March 2008, although we may obtain a further extension of this loan by making a $10 million repayment. Otherwise, our working capital needs will be determined based upon the specific measures we pursue in the development of our
water resources.   We will evaluate the amount of cash needed,
and the manner in which such cash will be raised, on an ongoing basis. We may meet any such future cash requirements through a variety of means to be determined at the appropriate time. Such means may include equity or debt placements, or the sale or other disposition of assets. Equity placements would be undertaken only to the extent necessary so as to minimize the dilutive effect of any such placements upon our existing stockholders.

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

     OUR FAILURE TO MAKE TIMELY PAYMENTS OF PRINCIPAL AND INTEREST ON OUR INDEBTEDNESS MAY RESULT IN A FORECLOSURE ON OUR ASSETS. As of December 31, 2004, we had indebtedness outstanding to our senior secured lender of approximately $25 million. Our assets have been put up as collateral to secure the payment of this debt. If we cannot generate sufficient cash flow to make timely payments of principal and interest on this indebtedness, or if we otherwise fail to comply with the terms of agreements governing our indebtedness, we may default on our obligations.
If we default on our obligations, our lenders may sell off the assets that we have put up as collateral. This, in turn, may result in a cessation or sale of our operations.

     THE ISSUANCE OF SHARES UNDER OUR MANAGEMENT EQUITY INCENTIVE PLAN WILL IMPACT EARNINGS. Under applicable accounting rules, the issuance of shares and options under our Management Incentive Equity Plan will result in a charge to earnings based on the value of our common stock at the time of issue and the valuation of options at the time of their award and will be recorded over the vesting period in proportion to the quantities vested. Our Management Equity Incentive Plan provides for the issuance of up to 1,472,051 shares of common stock. We expect that during the year ended December 31, 2005 we will issue stock or options to purchase stock representing most or all of the shares authorized for issuance under this Management Equity Incentive Plan. Based on the trading price at February 28, 2004 such issuances will result in significant charges to our earnings for the years ending December 31, 2005 and 2006. If all shares are issued under this plan in the year ending December 31, 2005, the cost of approximately 83% of shares will be an expense during 2005.

     OUR STOCK IS NOT TRADED ON A NATIONAL SECURITIES EXCHANGE. Effective March 27, 2003, our common stock was delisted from trading on the Nasdaq National Market. While we have reapplied for a Nasdaq listing, certain requirements for such a listing, such as minimum trading price, are not within our control, and therefore we cannot be certain when or if Nasdaq will approve our listing application.

     FURTHER EQUITY FINANCINGS WOULD RESULT IN THE DILUTION
OF OWNERSHIP INTERESTS OF CURRENT STOCKHOLDERS. We may require additional capital to finance our operations until such time as our water development operations produce revenues. We cannot assure you that our current lenders, or any other lenders, will give us additional credit should we seek it.

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

     (1) PRINCIPLES OF CONSOLIDATION The  Consolidated
Financial Statements have been prepared by Cadiz Inc., sometimes referred to as "Cadiz" or "the Company". On January 30, 2003, Sun World filed voluntary petitions under Chapter 11 of the Bankruptcy Code. Since the filing date, Sun World has operated its business and managed its affairs as debtor and debtor in possession. As of that date due to the Company's loss of control over the operations of Sun World, the financial statements of Sun World are no longer consolidated with those of Cadiz, but instead, Cadiz is accounting for its investment in Sun World on the cost basis of accounting. As a result, the Company wrote off its net investment in Sun World of $195 thousand at the Chapter 11 filing date because it did not anticipate being able to recover its investment. The foregoing Consolidated Financial Statements include the accounts of the Company and, until January 30, 2003, those of its then wholly-owned subsidiary, Sun World International, Inc. and its subsidiaries collectively referred to as "Sun World", and contain all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation. Certain reclassifications have been made to the prior period to conform to the current period presentation.

     (2) Intangible and Other Long-Lived Assets. Property, plant and equipment, intangible and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At Sun World, management regularly reviews crop portfolios in an attempt to identify crops that are underperforming generally at the conclusion of each growing season. As a result of these reviews, management determines which crops will be removed immediately or at the conclusion of the next growing season. As such, appropriate writedowns and accruals for estimated removal costs are made and where appropriate, remaining useful lives are shortened to correspond to the estimated period that the assets are expected to generate future revenues. As a result of the actions taken by Metropolitan in the fourth quarter of 2002 as described in Note 1, the Company, with the assistance of a valuation firm, evaluated the carrying value of its water program and determined that the asset was not impaired and that the costs expect to be recovered through sale or operation of the project.

     During the fourth quarter of the year ended December 31, 2004, the long-standing lease to Sun World for a portion of the permanent and developing crops at the Cadiz Valley property terminated and the crops have not been leased to any other party. The lease to an independent third party for the remainder of the crops is on a year to year basis and does not generate a significant amount of revenue. Based on the uncertainty as to possible recovery of the carrying value of the permanent crops and developing crops the Company recorded a charge of $3.4 million to write off the capitalized costs related to these crops which is shown under the heading "Write-off of permanent and developing crops" on the Consolidated Statement of Operations.

     (3) GOODWILL. As a result of a merger in May 1988 between two companies, which eventually became known as Cadiz Inc., goodwill in the amount of $7,006,000 was recorded. Approximately $3,193,000 of this amount was amortized until the adoption of Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, ("SFAS No. 142") "Goodwill and Other Intangible Assets" on January 1, 2002. Goodwill is tested for impairment annually in the first quarter, or if events occur which require an impairment analysis be performed. As a result of the actions taken by Metropolitan in the fourth quarter of 2002 as described in Note 1, the Company, with the assistance of a valuation firm, performed an impairment test of its goodwill and determined that its goodwill was not impaired. In addition, in the first quarter of 2004 and 2003, the Company, performed its annual impairment test of goodwill and determined its goodwill was not impaired.

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

(E)  NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------

     In December 2004, the Financial Accounting Standards Board issued SFAS no. 123(R) (revised 2004), "Share-Based Payment" which amends SFAS Statement 123 and will be effective for public companies for interim periods or annual periods beginning after June 15, 2005. The new standard will require us to recognize compensation costs in our financial statements in an amount equal to the fair value of share-based payments granted to employees and directors. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

(F)  OFF BALANCE SHEET ARRANGEMENTS
     ------------------------------

     Cadiz does not have any off balance sheet arrangements at this time other than the guarantee of Sun World's first mortgage notes. See "Liquidity and Capital Resources - Sun World
Obligations" above.

(G)  CERTAIN KNOWN CONTRACTUAL OBLIGATIONS
     -------------------------------------

                               PAYMENTS DUE BY PERIOD
CONTRACTUAL             LESS THAN
OBLIGATIONS    TOTAL      1 YEAR   1-3 YEARS   4-5 YEARS   AFTER 5 YEARS
-----------    -----    ---------  ---------   ---------   -------------
Long term debt
 obligations  $ 25,000  $      -   $      -    $ 10,000      $ 15,000

Operating
 leases            150       124         26           -             -
              --------  --------   --------    --------      --------
              $ 25,150  $    124   $     26    $ 10,000      $ 15,000
              ========  ========   ========    ========      ========

     Cadiz long-term debt included in the table above reflects the most recent arrangements with ING which were concluded in November 2004 as described above in Item 7, Managements Discussion and Analysis of Financial Condition and Results of Operation; Liquidity and Capital Resources; Cadiz Obligations.


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

                                       LONG-TERM DEBT
                    -------------------------------------------------------
                    FIXED RATE     AVERAGE     VARIABLE RATE     AVERAGE
EXPECTED MATURITY   MATURITIES  INTEREST RATE    MATURITIES   INTEREST RATE
-----------------   ----------  -------------  -------------  -------------
      2008           $ 10,000        8.0%        $      -       $      -
                                                 ========       ========
      2010           $ 15,000        8.8%        $      -       $      -
                     ========        ====        ========       ========

     Cadiz long-term debt included in the table above reflects the debt restructuring which occurred in December 2004 as described above in Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and
Capital Resources; Cadiz Obligations.

     Cadiz has guaranteed the First Mortgage Notes issued by Sun
World as described above in Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations;
Liquidity and Capital Resources; Sun World Obligations.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this item is submitted in response to Part IV below. See the Index to Consolidated
Financial Statements.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL
          DISCLOSURE

       Not applicable.


ITEM 9A.  CONTROLS AND PROCEDURES

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. As of the date of that evaluation, our Chairman, Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective in timely alerting him to material information relating to Cadiz (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to affect, our internal control over financial reporting, and no corrective actions with regard to significant deficiencies or weaknesses.


ITEM 9B.  OTHER INFORMATION

     COMPENSATORY PLANS OR ARRANGEMENTS

     On December 7, 2004 our Board adopted resolutions supplementing our Management Equity Incentive Plan, which was authorized in December 2003. These resolutions provided for the general vesting and other conditions of issuance for the 754,678 shares characterized as the "Subsequent Allocation Shares" under the Plan. See Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Management Equity Incentive Plan".

     Also on December 7, 2004, our Compensation Committee adopted, and our Board ratified, the Cadiz Inc. 2004 Management Bonus Plan which authorized the issuance of 10,000 shares of our common stock to our Chairman and Chief Executive Officer, Keith Brackpool, as a performance bonus. Such shares have not yet been issued. See Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Management Equity Incentive Plan".

                           PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Name                Age       Position with Cadiz
     ----                ---       -------------------

 Keith Brackpool          47       Chairman of the Board,
                                   President, Chief Executive and
                                   Financial Officer

 Murray H. Hutchison      66       Director

 Timothy J. Shaheen       45       Director

 Geoffrey Arens           40       Director

 Gregory Ritchie          41       Director

 Richard E. Stoddard      54       Chairman of the Board of
                                   Managers and CEO of Cadiz Real
                                   Estate LLC

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

     Timothy J. Shaheen was appointed a director of Cadiz in March 1999. Since September 1996 Mr. Shaheen has served as the President, Chief Executive Officer and a director of Sun World. Concurrently with the February 2005 sale by Sun World of substantially all of its assets, Mr. Shaheen agreed to remain with Sun World for a 60 day transition period in order to facilitate the transfer of Sun World's operations to the buyer of these assets. At the conclusion of this transition period Mr. Shaheen's relationship with Sun World shall end.. Prior to joining Sun World, Mr. Shaheen served as a senior executive with Albert Fisher North America, a publicly traded domestic and international produce company from 1989 to 1996. While with Albert Fisher, Mr. Shaheen also served as director of its Canadian produce operations and as a director of Fresh Western Marketing, one of the largest growers and shippers of fresh vegetables in the Salinas Valley of California. Prior to his employment with Albert Fisher, Mr.

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

     Richard E. Stoddard serves as Chairman and CEO of the Board of Managers of Cadiz Real Estate LLC, the subsidiary of Cadiz, directing the development of the Cadiz Groundwater Storage Program and the other Cadiz real estate assets. In addition, since 1988, Mr. Stoddard has served as the Chairman and CEO of Kaiser Ventures LLC, an unrelated public entity involved real estate development and waste management projects in southern California. Kaiser Ventures LLC was previously involved in water development projects in Southern California.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities ("reporting persons"), to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Cadiz. Reporting persons are required by the SEC regulations to furnish Cadiz with copies of all Section 16(a) forms they file. To Cadiz' knowledge, based solely on a review of the copies of reports and amendments thereto on Forms 3, 4 and 5 furnished to us by reporting persons and forms that we filed on behalf of certain directors and officers, during, and with respect to, Cadiz' fiscal year ended

December 31, 2004, and on a review of written representations from reporting persons to Cadiz that no other reports were required to be filed for such fiscal year, the Form 3 filed on February 11, 2004 by ING Groep NV which reported transactions by which it became a 10% owner on December 15, 2003 was inadvertently filed late and the Form 4 filed on January 7, 2005 for Mr. Shaheen which reported his sale on December 27, 2004 of 3,986 shares was inadvertently filed late, and all other Section 16(a) filing requirements applicable to Cadiz' directors, executive officers and greater than 10% beneficial owners during such period were satisfied in a timely manner.

CODE OF ETHICS

     Cadiz has adopted a code of ethics that applies to all of its employees, including its principal executive and financial officer. A copy of the code of ethics may be found on Cadiz' website at www.cadizinc.com. Other information on this website is not incorporated as part of this filing.

ITEM 11.  EXECUTIVE COMPENSATION

     The tables and discussion below set forth information about the compensation awarded to, earned by, or paid to Cadiz' chief executive and financial officer during the years ended December 31, 2004, 2003 and 2002 and to the chief executive of Cadiz' subsidiary, Cadiz Real Estate LLC, during the year ended December 31, 2004.

SUMMARY COMPENSATION TABLE

NAME AND               FISCAL   ANNUAL COMPENSATION(2)   OTHER LONG-TERM
PRINCIPAL POSITION     YEAR(1)    SALARY    BONUS       COMPENSATION AWARDS
 Keith Brackpool      12/31/04  $ 250,000  $240,000(3)       $      -0-
 President and Chief  12/31/03    288,461   200,000(4)         850,000(5)
  Executive and       12/31/02    500,000   233,124                 -0-
  Financial Officer
 Richard E. Stoddard  12/31/04    250,000(6)     -0-                -0-
 Chief Executive Officer
  Cadiz Real Estate LLC
 ______________________________________

   (1)The information presented in this table is for the years ended December 31, 2004, 2003 and 2002. The executive officers for whom compensation has been disclosed for the year ended December 31, 2004, are the only executive officers of Cadiz or its subsidiaries as of December 31, 2004. Mr. Stoddard was appointed chief executive officer of Cadiz Real Estate LLC effective October 29, 2004. No other executive officer received total salary or bonus exceeding $100,000 during the year ended December 31, 2004.

   (2)No column for "Other Annual Compensation" has been included to show compensation not properly categorized as salary or bonus, which consisted entirely during each fiscal year of perquisites and other personal benefits, because the aggregate amounts did not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for Mr. Brackpool for each fiscal year and for Mr. Stoddard for 2004. See "Employment Arrangements" below.

   (3)This bonus was paid to Mr. Brackpool $120,000 in cash during the year and $120,000 to be paid through the issue of 10,000 shares of common stock in 2005 under the 2004 Management
      Bonus Plan. Such shares have not yet been issued.

   (4)This bonus was paid to Mr. Brackpool in February 2004 for services completed in the preceding calendar year. Mr. Brackpool was provided the opportunity to receive the bonus in cash or shares of common stock valued at $2.50 per share and elected to receive his compensation in stock.

   (5)Mr. Brackpool received an aggregate $850,000 due to the termination of his previous employment agreement without cause and foregone salary.

   (6)Mr. Stoddard receives $20,833 monthly in accordance with a consulting agreement dated August 1, 2002 and revised and extended on January 1, 2004

COMPENSATION OF DIRECTORS

     In the fiscal year 2004, Murray H. Hutchison received cash compensation for his services as a director of Cadiz in the amount of $25,000.

     Messrs. Brackpool, Shaheen, Arens and Ritchie do not receive any compensation from Cadiz for serving as directors of Cadiz.
Mr. Hutchison will receive $25,000 per year in accordance with his agreement with Cadiz for services as director.

EMPLOYMENT ARRANGEMENTS

     Mr. Brackpool is compensated under an Agreement Regarding Employment pursuant to which Mr. Brackpool receives base compensation of $250,000 per year, plus certain fringe benefits including the use of a leased automobile and life and disability insurance benefits funded by us. While this Agreement requires Mr. Brackpool to perform his services in a satisfactory manner, it does not require that his services be provided on a full-time basis. Although the initial term of the Agreement Regarding Employment ended September 30, 2003,

Mr. Brackpool continues to provide services to us upon the terms and conditions set forth in this Agreement.

     Mr. Stoddard is compensated in accordance with a Consulting Agreement dated August 1, 2002, and extended on January 1, 2004, pursuant to which he receives $20,833.00 per month and which continues on a month to month basis until terminated by either party. Under this agreement Mr. Stoddard serves as the Chairman and CEO of the Board of Managers of Cadiz Real Estate LLC, the subsidiary of Cadiz. The agreement also provides that Mr. Stoddard will participate in the Management Equity Incentive Plan and as a member of the key management team in any further equity grants considered by the compensation committee of the Board of Directors of Cadiz.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

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

     BASE SALARY. In light of the nature of Cadiz' resource development activities, the Cadiz compensation program is weighted more heavily towards long-term incentives than is typical of other companies with similarly sized asset portfolios. Accordingly, the base salary component of the compensation program is lower than that typically provided by similarly sized companies. No specific or set formula has been used to tie base salary levels to precise measurable factors; rather, current base salaries have been established by agreement between Cadiz and its key executives.

     Where applicable, the Compensation Committee may also consider the past performance of the officer, both in adjusting base salary levels and in determining additional incentive compensation, such as the cash awards and long term incentives discussed below.

     As Chairman and Chief Executive Officer of Cadiz, Mr. Brackpool is charged with the overall responsibility for the performance of Cadiz. Mr. Brackpool is compensated pursuant to a written agreement effective as of February 1, 2003. This agreement was entered into following a breach by Cadiz of Mr. Brackpool's prior employment agreement and the effective termination of such prior employment agreement. At the time, Cadiz and Mr. Brackpool agreed that, because of Mr. Brackpool's experience and background, particularly at a critical juncture of Cadiz' operations, Cadiz had and continues to have a need for Mr. Brackpool's services. In light of then existing circumstances (i.e. Metropolitan's actions in 2002, the January 2003 bankruptcy filing of Cadiz' Sun World subsidiary and the consequent uncertainty concerning Cadiz' ability to continue with the development of its water programs), the employment agreement entered into with Mr. Brackpool effective as of February 1, 2003 reduced his base salary to 50% of its previous amount but also allowed Mr. Brackpool to provide services to Cadiz on a non-exclusive basis.

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

     Prior to 2003, the Compensation Committee had established bonus compensation for Mr. Brackpool pursuant to criteria established in his employment agreement. Mr. Brackpool's current written agreement does not provide specific criteria for the granting of bonuses. Following Sun World's bankruptcy Cadiz has been able, under Mr. Brackpool's leadership, to successfully retain ownership of all of the assets relating to Cadiz' water programs and to obtain working capital needed to continue efforts to develop these water programs. In light of these accomplishments, the Compensation Committee granted Mr. Brackpool a performance-based bonus in 2004 in the form of $120,000 in cash and 10,000 shares of Cadiz common stock (valued at $12.00 per share) to be issued during 2005.

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

     The Compensation Committee views the grant of stock awards as both a reward for past performance and an incentive for future performance. Stock options or other stock awards granted by Cadiz may vest immediately upon grant, with the passage of time, at the discretion of the Board, and/or upon the achievement of certain specific performance goals.
     Where performance is not readily measurable, the vesting of performance based options or other stock awards may be dependent upon the satisfaction of subjective performance criteria. As noted above, a portion of Mr. Brackpool performance based bonus for 2004 is in the form of common stock.

     Due to the difficult circumstances which Cadiz and its subsidiaries have faced subsequent to Metropolitan's actions in 2002 with respect to the Cadiz water program, all stock options granted under the three then existing stock option plans have become virtually worthless and a majority of them have subsequently expired without exercise.
     Therefore, the Compensation Committee, Board of Directors, management and our senior secured lender agreed in December 2003 upon the implementation of a Management Equity Incentive Plan with a total of 1,472,051 shares authorized which would provide incentive to senior management in a going-forward manner. Under this Plan, as supplemented by further board action in December 2004, an initial allocation of 717,373 shares will vest 2/3 immediately on the date of the grant and the remaining 1/3 will vest on December 11, 2005. A subsequent allocation of the remaining shares will be in the form of 377,339 shares of common stock to be granted and 377,339 shares in the form of options to purchase common stock at the price of $12.00 per share. Vesting of the subsequent allocation will be 1/3 upon grant, 1/3 on December 7, 2005 and 1/3 on December 7, 2006. All awards will be subject to continued employment or immediate vesting upon termination without cause. The Board has formed an allocation committee made up of Messrs. Brackpool, Hutchison, and Stoddard to direct the allocation of these shares. While no shares or options have been allocated, granted, or issued under this Plan to date, the allocation committee has identified the members of management who are eligible to participate in the Plan, and the actual allocation and issuance of the shares and options authorized under the Plan may occur at any time.

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

                              THE COMPENSATION COMMITTEE

                              Murray H. Hutchison, Chairman

---------------------------------------------
(1) This report shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K into any filing under the Securities Act of 1933, except to the extent that Cadiz specifically incorporates this report by reference, and shall not otherwise be deemed filed under such acts.



STOCK PRICE PERFORMANCE

     The stock price performance graph below compares the cumulative total return of Cadiz common stock against the cumulative total return of the Standard & Poor's Small Cap 600 Nasdaq U.S. index and the Russell 2000r index for the past five fiscal years. The graph indicates a measurement point of December 31, 1999 and assumes a $100 investment on such date in Cadiz common stock, the Standard & Poor's Small Cap 600 and the Russell 2000r indices. With respect to the payment of dividends, Cadiz has not paid any dividends on its common stock, but the Standard & Poor's Small Cap 600 and the Russell 2000r indices assume that all dividends were reinvested. The stock price performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K into any filing under the Securities Act of 1933, as amended, except to the extent that Cadiz specifically incorporates this graph by reference, and shall not otherwise be deemed filed under such acts.


      COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURNS*

      Among Cadiz Inc., The Russell 2000 Index and the S&P Smallcap 600 Index

		12/99    12/00    12/01    12/02    12/03    12/04

Cadiz Inc.  100.00    94.08    84.42     5.79     2.33     6.52
Russell
 2000		100.00    96.98    99.39    79.03   116.38   137.71

S&P Smallcap
 600		100.00   111.80   119.11   101.69   141.13   173.09

* $100 invested on 12/31/99 in stock or index-including reinvestment of dividends. Fiscal year ending December31.

Copyright (c) 2002, Standar & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS

STOCK OPTION AND AWARD PLANS NOT APPROVED BY STOCKHOLDERS

     The purpose of Cadiz' stock option and award plans is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of Cadiz and its subsidiaries and affiliates, by offering them an opportunity to participate in Cadiz future performance through awards of options, restricted stock grants and other similar stock awards. The following is a description of the stock option plans and awards not approved by stockholders.

  MANAGEMENT EQUITY INCENTIVE PLAN

     In December 2003 our board of directors authorized the adoption of a Management Equity Incentive Plan (the "Incentive Plan"). Under the Incentive Plan, as supplemented by further board action in December 2004, a total of 1,472,051 shares of our common stock may be granted to our key personnel. Of the 1,472,051 shares, 1,094,712 may be granted with 717,373 shares vesting 2/3 immediately on the date of the grant and 1/3 on December 11, 2005, and 377,339 shares vesting 1/3 upon grant, 1/3 on December 7, 2005 and 1/3 on December 7, 2006. The remaining 377,339 shares of common stock may be granted in the form of options to purchase common stock at the price of $12.00 per share. Vesting of the 377,339 options will be 1/3 upon grant, 1/3 on December 7, 2005 and 1/3 on December 7, 2006. All awards will be subject to continued employment or immediate vesting upon termination without cause. The Board formed allocation committees made up of Messrs. Brackpool, Hutchison, and Stoddard, to direct the allocation of these shares.

     As of December 31, 2004, no shares had been issued, allocated, or granted under the Incentive Plan. However, the allocation committee has identified the members of management who are eligible to participate in the Plan, and the actual allocation and issuance of the shares and options authorized under the Plan may occur at any time.

  2004 MANAGEMENT BONUS PLAN

     In December 2004, our Compensation Committee, with board approval, adopted the Cadiz Inc. 2004 Management Bonus Plan (the "Bonus Plan") pursuant to which a total of 10,000 shares of our common stock, valued at $12 per share, were authorized for issuance to Mr. Brackpool as a performance bonus along with a cash bonus of $120,000. See Item 11 "Executive Compensation". As of December 31, 2004, these shares had not yet been issued under the Bonus Plan but the liability and compensation expense have been recorded in the 2004 financial statements.

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

     31,700 shares are reserved and authorized for issuance under the 1998 Plan, which amount may be decreased by the cumulative cap of 160,000 for issuance under the 1998 Plan, the Cadiz Inc. 1996 Stock Option Plan (the "1996 Plan") and the Cadiz Inc. 2000 Stock Award Plan (the "2000 Plan"). The 1996 Plan and the 2000 Plan were approved by our stockholders in 1996 and 2000 respectively. Shares subject to a grant or award under the 1998 Plan which are not issued or delivered by reason of the failure to vest or the expiration, termination, cancellation or forfeiture are again available for future grants and awards. As of December 31, 2004, 15,560 shares remained available for grant under the 1998 Plan (subject to the cumulative cap for issuance under all three stock option and award plans).

     The following table provides information as of December 31, 2004 with respect to shares of our common stock that may be issued under our existing compensation plans:
EQUITY COMPENSATION PLAN INFORMATION

                 Number of       Weighted-       Number of
               securities to     average        securities
                 be issued       exercise        remaining
               upon exercise     price of      available for
                    of         outstanding    future issuance
                outstanding      options,      under equity
                 options,      warrants and  compensation plans
               warrants and      rights          (excluding
                 rights                          securities
                                               reflected in
  Plan                                           column (a))
Category            (a)            (b)             (c)
----------------------------------------------------------------
Equity             2,990         $ 228.32         34,467
compensation
plans approved
by stockholders(1)

Equity            11,700(2)      $ 234.38      1,497,611(3)
compensation
plans not
approved by
stockholders

Total             14,690         $ 233.14      1,532,078(4)


(1) Represents the Cadiz Inc. 1996 Stock Option Plan, and Cadiz Inc. 2000 Stock Award Plan
(2) Represents the Cadiz Inc. 1998 Stock Option Plan
(3) Represents 15,560 shares for the 1998 Stock Option Plan, 1,472,051 shares for the Management Equity Incentive Plan, and 10,000 shares for the 2004 Management Bonus Plan
(4) There is a cumulative cap on the 1996 Stock Option Plan, the 1998 Stock Option Plan, and the 2000 Stock Award Plan of 160,000 shares

BENEFICIAL OWNERSHIP

   The following table sets forth, as of February 28, 2005, the ownership of common stock of Cadiz by each stockholder who is known by Cadiz to own beneficially more than five percent of the outstanding common stock, by each director, by each executive officer listed in the summary compensation table above, and by all directors and executive officers as a group excluding, in each case, rights under options or warrants not exercisable within 60 days. All persons named have sole voting power and investment power over their shares except as otherwise noted.

CLASS OF COMMON STOCK

                                  AMOUNT AND NATURE        PERCENT
  NAME AND ADDRESS             OF BENEFICIAL OWNERSHIP     OF CLASS
  ----------------             -----------------------     --------
ING Groep N.V.                       1,911,665 (1)          19.0%
ING Capital LLC
Amstelveenseweg 500
1081 KL Amsterdam

Bedford Oak Partners, L.P.             828,500(4)            8.2%
Bedford Oak Capital, L.P.
Bedford Oak Offshore
100 South Bedford Road
Mt. Kisco, NY 10549

SACC Partners LP                       684,699(2)            6.7%
Riley Investment Management LLC
B. Riley & Co. Inc.
B. Riley & Co.
  Retirement Trust
11100 Santa Monica Blvd.,
Suite 800
Los Angeles, CA  90025

Morgan Stanley & Co.                  639,603 (5)            6.7%
International Limited
1585 Broadway
New York, NY 10036

FMR Corp.                              675,306(8)            6.5%
82 Devonshire Street
Boston MA 02109

RAB Special Situations LP              606,900(9)            6.4%
c/o RAB Capital
No. 1 Adam Street
London W2CN 6LE
United Kingdom

Lloyd Miller MILGRAT I                 560,000(3)            5.5%
Lloyd I. Miller Fund C
Lloyd Miller A4 Trust
Lloyd Miller MILFAM II
4550 Gordon Drive
Naples, Florida 34102-7914

Keith Brackpool                        127,223(6)            1.2%
c/o 777 S. Figueroa St.,
Suite 4250
Los Angeles, CA 90017

Timothy J. Shaheen                       6,185                 *
c/o 777 S. Figueroa St.,
Suite 4250
Los Angeles, CA 90017

Richard E. Stoddard                     17,500                 *
c/o 777 S. Figueroa St.,
Suite 4250
Los Angeles, CA 90017

Murray Hutchison                         6,490(7)              *
c/o 777 S. Figueroa St.,
Suite 4250
Los Angeles, CA 90017

Geoffrey Arens                               0                 *
c/o 777 S. Figueroa St.,
Suite 4250
Los Angeles, CA 90017

Gregory Ritchie                          1,000                 *
c/o 777 S. Figueroa St.,
Suite 4250
Los Angeles, CA 90017

All directors and officers             165,322(6)(7)         1.6%
as a group
(five individuals)
-----------------------------------------------------------------
 * Represents less than one percent of the 10,324,339 outstanding shares of common stock of Cadiz as of February 28, 2005.

                  CLASS OF SERIES F PREFERRED STOCK
                                 AMOUNT AND NATURE OF      PERCENT
NAME AND ADDRESS                 BENEFICIAL OWNERSHIP     OF CLASS
----------------                 --------------------     --------
ING Groep N.V.                          1000(1)             100%
ING Capital LLC
Amstelveenseweg 500
1081 KL Amsterdam

 (1) Based upon a Schedule 13D filed on February 15, 2005 with the SEC by ING Groep N.V. on behalf of its wholly-owned subsidiary ING Capital LLC, and based on Cadiz corporate records, the ING entities beneficially own 1,000 shares of Cadiz Series F Preferred Stock and have sole voting and dispositive power as to all of the shares. The preferred stock held by ING is initially convertible into 17,289 shares of Cadiz common stock. In addition to the preferred stock, ING holds 1,911,665 shares of Cadiz common stock, and ING has sole voting and dispositive power as to the common stock. In addition to the common and preferred stock, ING holds 40,0000 warrants, each exercisable into one share of Cadiz common stock, and ING has sole voting and dispositive power as to the warrants. The principal office of ING Capital LLC is located at 1325 Avenue of the Americas, New York, NY 10019.

 (2) Based upon a Schedule 13G filed on May 12, 2004 with the SEC by SACC Partners LP and its affiliated entities, Cadiz corporate records of stock issuances and correspondence with Mr. Riley, the listed affiliated entities beneficially own an aggregate of 634,699 shares of Cadiz common stock, and have sole voting and dispositive power of the stock.

 (3) Based upon a Schedule 13G filed on February 4, 2005 with the SEC by Lloyd I. Miller, III, Cadiz corporate records of stock issuances and correspondence with Mr. Miller, the listed affiliated entities beneficially own an aggregate of 560,000 shares of Cadiz common stock and 10,000 warrants exercisable to acquire an additional 60,000 shares of common stock. Mr. Miller has sole voting power of 460,000 of the shares, and sole dispositive power of 460,000 of the shares. The remaining shares beneficially owned by Mr. Miller are subject to shared voting and dispositive power.

 (4) Based upon a Schedule 13G filed on February 15, 2005 with the SEC, Cadiz corporate records of stock issuances and correspondence with Bedford Oak, the listed related funds beneficially own an aggregate of 828,500 shares of Cadiz common stock.

 (5) Based upon a Schedule 13G filed on February 18, 2004 with the SEC by Morgan Stanley & Co. International Limited and its affiliated entities, Cadiz corporate records of stock issuances and correspondence with Morgan Stanley, Morgan Stanley has shared voting rights and shared dispositive power over an aggregate of 639,603 shares of Cadiz common stock.


 (6) Includes 2,000 shares owned by a foundation of which Mr. Brackpool is a trustee, but in which Mr. Brackpool has no economic interest and 2,000 shares owned by his separated spouse. Mr. Brackpool disclaims any beneficial ownership of the 4,000 shares owned by the foundation and his spouse.

 (7) Includes 1,490 shares underlying presently exercisable options.

 (8) Based upon a Schedule 13G filed on October 14, 2004 with the SEC by FMR Corp. and its affiliated entities, Cadiz corporate records of stock issuances and correspondence with FMR Corp., the listed affiliated entities beneficially own an aggregate of 675,306 shares of Cadiz common stock, and have sole voting and dispositive power of the stock.

 (9) Based upon a Schedule 13G filed on February 14, 2005 with the SEC by RAB Special Situations LP. and its affiliated entities, Cadiz corporate records of stock issuances and correspondence with RAB., the listed affiliated entities beneficially own an aggregate of 606,400 shares of Cadiz common stock and 60,000 warrants exercisable to acquire an additional 60,000 shares of common stock and have shared voting and dispositive power of the stock.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH ING

     On November 30, 2004, the Company entered into an agreement with ING, whereby, among other things, the Company's senior term loan facility with ING was repaid in full and the outstanding principal balance under the Company's existing revolving credit facility was reduced to $25 million, and ING agreed to convert 99,000 shares of the Company's Series F Preferred Stock (representing 99% of the outstanding shares of Series F Preferred Stock) into 1,711,665 shares of the Company's common stock. See
Item 7, "Management's Discussion and Analysis of Financial Condition and of Operations - Liquidity and Capital Resources - Current Financing Arrangements", above.

NOVEMBER 2004 PRIVATE PLACEMENT

     On November 30, 2004, the Company completed a private placement (the "Placement") of 400,000 Units at the price of $60.00 per Unit. See Item 7, "Management's Discussion and
Analysis of Financial Condition and of Operations - Overview".
40 Units in the Placement were issued to ING for $2.4 million of prepaid interest under the Company's $25 million borrowing from the lender. The other holders of more than 5% of the Company's common stock participating in the Placement were SACC Partners LP and affiliated entities, as to 10,000 Units; FMR Corp. and affiliated entities, as to 72,500 Units; Lloyd I. Miller III and affiliated entities, as to 10,000 Units; Bedford Oak Partners and affiliated entities, as to 17,000 Units; and Morgan Stanley & Co.
International Limited and affiliated entities, as to 60,000
Units.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     For the fiscal years ended December 31, 2004 and 2003, professional services were performed by PricewaterhouseCoopers LLC (PwC). Cadiz' audit committee annually approves the engagement of outside auditors for audit services in advance. The audit committee has also established complementary procedures to require pre-approval of all audit-related, tax and permitted non-audit services provided by PwC, and to consider whether the outside auditors' provision of non-audit services to Cadiz is compatible with maintaining the independence of the outside auditors. The audit committee may delegate pre-approval authority to one or more of its members. Any such fees pre-approved in this manner shall be reported to the audit committee at its next scheduled meeting. All services described below were pre-approved by the audit committee.

     All fees for services rendered by PwC aggregated $313,000 and $296,050 for the fiscal years ended December 31, 2004 and 2003, respectively, and were composed of the following:

     Audit Fees. The aggregate fees billed for the audit of the annual financial statements for the fiscal years ended December 31, 2004 and 2003, for reviews of the financial statements included in the Company's Quarterly Reports on Form 10Q, and for assistance with and review of documents filed with the SEC were $313,000 for 2004 and $296,050 for 2003.

     Audit Related Fees. No audit-related fees were billed by PwC to Cadiz for the fiscal years ended December 31, 2004 and 2003.

     Tax Fees. Fees billed for tax services for the fiscal years ended December 31, 2004 and 2003 were $0 and $0, respectively.

     All Other Fees. No other fees were billed by PwC to Cadiz for services other than as discussed above for the fiscal years ended December 31, 2004 and 2003.

                           PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT
	    ON FORM 8-K

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

             3.1   Cadiz Certificate of Incorporation, as
                   amended(1)

             3.2   Amendment to Cadiz Certificate of
                   Incorporation dated November 8, 1996(2)

             3.3   Amendment to Cadiz Certificate of
                   Incorporation dated September 1, 1998(3)

             3.4   Amendment to Cadiz Certificate of
                   Incorporation dated December 15, 2003(11)

             3.5   Certificate of Elimination of Series D
                   Preferred Stock, Series E-1 Preferred Stock and Series E-2 Preferred Stock of Cadiz Inc. dated
                   December 15, 2003(11)

             3.6   Certificate of Elimination of Series A Junior
                   Participating Preferred Stock of Cadiz Inc., dated March 25, 2004(11)

             3.7   Certificate of Designations of Series F
                   Preferred Stock of Cadiz Inc. dated December 15,
                   2003

             3.8   Amended and Restated Certificate of
                   Designations of Series F Preferred Stock of Cadiz
                   Inc.(12)

             3.9   Cadiz Bylaws, as amended (4)

             4.1   Indenture, dated as of April 16, 1997 among
                   Sun World as issuer, Sun World and certain subsidiaries of Sun World as guarantors, and IBJ Whitehall Bank & Trust Company as trustee, for the benefit of holders of 11 percent First Mortgage Notes due 2004 (including as Exhibit A to the Indenture, the form of the Global Note and the form of each Guarantee)(5)

             4.2   Amendment to Indenture dated as of October 9,
                   1997(6)

             4.3   Amendment to Indenture dated as of January 23,
                   1998(7)

             4.4   Preferred Stock Exchange Agreement, dated
                   October 20, 2003, by and among Cadiz Inc., OZ
                   Master Fund, Ltd. and OZF Credit Opportunities
                   Master Fund, Ltd. (11)

             10.1  Cadiz Inc. 1996 Stock Option Plan(4)

             10.2  Amendment to the Cadiz Inc. 1996 Stock Option
                   Plan(8)

             10.3  Amended and Restated Cadiz Inc. 1998 Non-
                   Qualified Stock Option Plan(8)

             10.4  Cadiz Inc. 2000 Stock Award Plan(9)

             10.5  Agreement Regarding Employment Between Cadiz
                   Inc. and Keith Brackpool dated July 5, 2003(10)

             10.6  Agreement Regarding Satisfaction of Note
                   Obligations Between Cadiz Inc. and Keith Brackpool dated July 5, 2003(10)

             10.7 Sixth Amended and Restated Credit Agreement, dated as of December 15, 2003, among Cadiz Inc., Cadiz Real Estate LLC, and ING Capital LLC, as Administrative Agent, and the lenders party thereto(11)

             10.8  Sixth Global Amendment Agreement, dated as of
                   December 15, 2003, between Cadiz Inc., Cadiz Real Estate LLC, and ING Capital LLC(11)

             10.9 First Amendment to 2003 Restated Credit Agreement and Consent to Offering, dated as of November 30, 2004, among Cadiz Inc., Cadiz Real Estate LLC, and ING Capital LLC, as Administrative Agent, and the lenders party thereto.

             10.10 ING Capital LLC Amended and Restated Tranche A Note
                   in principal amount of $25 million(11)

             10.11 ING Capital LLC Amended and Restated Tranche B Note
                   in principal amount of $10 million(11)

             10.12 ING Capital LLC Second Amended and Restated Tranche
                   A Note, dated as of November 30, 2004, in principal amount of $15 million.

             10.13 ING  Capital LLC Second Amended and Restated Tranche
                   B Note, dated as of November 30, 2004, in principal amount of $10 million.

             10.14 Limited Liability Company Agreement of Cadiz Real
                   Estate LLC dated December 11, 2003(11)

             10.15 Amendment No. 1, dated October 29, 2004, to  Limited
                   Liability  Company  Agreement of Cadiz  Real  Estate
                   LLC.

             10.16 The Cadiz Groundwater Storage and Dry-
                   Year Supply Program Definitive Economic Terms and Responsibilities between Metropolitan Water
                   District of Southern California and Cadiz dated March 6, 2001(8)

             10.17 Sun World-Bondholder-Cadiz Term Sheet and
                   Agreement in Principle, dated as of October 13, 2003, by and among Cadiz, Sun World International, Inc. and its debtor affiliates, and Black Diamond Capital Management, L.L.C. and CFSC Wayland
                   Advisers, Inc. and their respective
                   affiliates(11)

             10.18 Sun World Noteholder Trust Agreement,
                   dated December 15, 2003, by and among Cadiz Inc., Logan & Company, as Trustee, Black Diamond Capital Management, L.L.C. on behalf of its affiliates, and CFSC Wayland Advisers, Inc. (11)

             10.19 Assignment of Claims, dated December 15,
                   2003, by Cadiz Inc. and the Sun World Noteholder
                   Trust (11)

             10.20 Pledge Agreement, dated as of December
                   12, 2003, by and between Cadiz Inc., as Pledgor, and Sun World Noteholder Trust, as Secured Party
                   (11)

             10.21 Agreement re Closing of "Sun World-
                   Bondholder-Cadiz Term Sheet and Agreement in
                   Principle", dated as of November 24, 2003, by and between Cadiz Inc. and Black Diamond Capital Management, L.L.C. and CFSC Wayland Advisers, Inc. and their respective affiliates(11)

             10.22 Mutual General Release, dated December
                   15, 2003 by and between Cadiz Inc., and Sun World International, Inc., Sun Desert Inc., Coachella Growers and Sun World/Rayo(11)

             10.23 Resolution of the Directors of Cadiz
                   Inc., authorizing the Management Equity Incentive
                   Plan. (11)

             10.24 Supplemental Resolutions of the Compensation
                   Committee of the Board of Directors of Cadiz Inc., regarding the Management Equity Incentive Plan.

             10.25 2004 Management Bonus Plan.

             10.26 Consulting Agreement dated August 1, 2002 by and
                   between Richard Stoddard and Cadiz Inc., and
                   Extension of Consulting Agreement dated January 1, 2004 by and between Richard Stoddard and Cadiz Inc.

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

---------------------------------------------------------

          (1) Previously filed as an Exhibit to our Registration Statement of Form S-1 (Registration No. 33-75642) declared effective May 16, 1994 filed on February 23, 1994
          (2) Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended September 30, 1996 filed on November 14, 1996

          (3) Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 filed on November 13, 1998
          (4) Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed on August 13, 1999
          (5) Previously filed as an Exhibit to Amendment No. 1 to our Form S-1 Registration Statement No. 333-19109 filed on April 29, 1997
          (6) Previously filed as an Exhibit to Amendment No. 2 to Sun World's Form S-4 Registration Statement No. 333-31103 filed on October 14, 1997
          (7) Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed on March 26, 1998
          (8) Previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed on March 28, 2002
          (9) Previously filed as Appendix A to our Proxy Statement dated April 5, 2000, filed on March 29, 2000
          (10) Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 2, 2004
          (11) Previously filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003 filed on November 2, 2004.
          (12) Previously filed as an Exhibit to our Current Report on Form 8-K dated November 30, 2004 filed on December 2, 2004.

     (B)  REPORTS ON FORM 8-K

     We filed a report on Form 8-K dated November 30, 2004 reporting numerous transactions involving the reduction and extension of our senior secured debt, the issuance of our common stock in a private placement, the conversion of preferred stock into common stock, and an amendment to the terms of our remaining outstanding preferred stock.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                              CADIZ INC.

                              By:/s/ Keith Brackpool
                                 ------------------------------
                                 Keith Brackpool,
                                 Chairman and Chief Executive
                                 and Financial Officer

                              Date: March 30, 2005
                                    -------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

     NAME AND POSITION                       DATE



/s/ Keith Brackpool                          March 30, 2005
--------------------------------             -----------------
Keith Brackpool, Chairman and Chief Executive
and Financial Officer
(Principal Executive, Financial and Accounting Officer)


/s/ Murray H. Hutchison                      March 30, 2005
--------------------------------             -----------------
Murray H. Hutchison, Director


/s/ Timothy J. Shaheen                       March 30, 2005
--------------------------------             -----------------
Timothy J. Shaheen, Director


/s/ Geoffrey Arens                           March 30, 2005
--------------------------------             -----------------
Geoffrey Arens, Director


/s/ Gregory Ritchie                          March 30, 2005
--------------------------------             -----------------
Gregory Ritchie, Director

                          CADIZ INC.

                 INDEX TO FINANCIAL STATMENTS

CADIZ INC. CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------
                                                              Page

Report of Independent Registered Public Accounting Firm . . . . 48

Consolidated Statement of Operations for the three years ended
December 31, 2004 . . . . . . . . . . . . . . . . . . . . . . . 49

Consolidated Balance Sheet as of December 31, 2004 and 2003 . . 50

Consolidated Statement of Cash Flows for the three years ended
December 31, 2004 . . . . . . . . . . . . . . . . . . . . . . . 51

Consolidated Statement of Stockholders' Equity for the three years ended December 31, 2004  . . . . . . . . . . . . . . . . .53

Notes to the Consolidated Financial Statements . . . . . . . . .55


CADIZ INC. FINANCIAL STATEMENT SCHEDULES
----------------------------------------

Schedule I - Condensed Financial Information of Registrant as of
             December 31, 2003 and for the two years ended
             December 31, 2003 . . . . . . . . . . . . . . . . .81

Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 2004 . . . . . . . . . . 85


SUN WORLD INTERNATIONAL, INC. FINANCIAL STATEMENTS
--------------------------------------------------

Report of Independent Registered Public Accounting Firm . . . . 86

Consolidated Statement of Operations
for the three years ended December 31, 2004 . . . . . . . . . . 87

Consolidated Balance Sheet as of December 31, 2004 and 2003 . . 88

Consolidated Statement of Cash Flows for the three years ended
December 31, 2004 . . . . . . . . . . . . . . . . . . . . . . . 89

Consolidated Statement of Stockholder's Equity
for the three years ended December 31, 2004 . . . . . . . . . . 90

Notes to the Consolidated Financial Statements . . . . . . . . .91

(Schedules other than those listed above have been omitted since they are either not required, inapplicable, or the required information is included on the financial statements or notes thereto.)

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Cadiz Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cadiz Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 to the accompanying financial statements, the Company incurred losses of approximately $16.0 million and $11.5 million in 2004 and 2003, respectively, and used cash for operating activities of $7.6 million and $6.6 million in 2004 and 2003, respectively. The Company's objectives in regard to this matter are discussed in Note 2. The accompanying consolidated financial statements have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business. The matters described above raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  PricewaterhouseCoopers LLP
-------------------------------
PricewaterhouseCoopers LLP


Los Angeles, California
March 11, 2005

                            CADIZ INC.

                CONSOLIDATED STATEMENT OF OPERATIONS

---------------------------------------------------------------------
                                        THREE YEAR ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)     2004      2003       2002
---------------------------------------------------------------------

Total revenues                          $     47  $  3,162  $114,250
                                        --------  --------  --------
Costs and expenses:
 Cost of sales                                 -     2,965    86,356
 General and administrative                3,050     5,235    16,953
 Write off of investment in subsidiary         -       195         -
 Reorganization costs                          -       655         -
 Removal of underperforming crops              -         -     4,514
 Write-off of permanent and
   developing crops                        3,443         -         -
 Depreciation and amortization               527       743     7,480
                                        --------  --------  --------

 Total costs and expenses                  7,020     9,793   115,303
                                        --------  --------  --------

Operating loss                            (6,973)   (6,631)   (1,053)

Interest expense, net                      9,064     4,905    21,172
                                        --------  --------  --------

Net loss before income taxes             (16,037)  (11,536)  (22,225)

Income tax expense                             -         -         -
                                        --------  --------  --------

Net loss                                 (16,037)  (11,536)  (22,225)

Less:  Preferred stock dividends               -       918     1,125
       Imputed dividend on
         preferred stock                       -     1,600       984
                                        --------  --------  --------

Net loss applicable to common stock     $(16,037) $(14,054) $(24,334)
                                        ========  ========  ========
Basic and diluted net loss per share    $  (2.32) $  (6.39) $ (16.76)
                                        ========  ========  ========
Weighted-average shares outstanding        6,911     2,200     1,452
                                        ========  ========  ========

See accompanying notes to the consolidated financial statements.

                          CADIZ INC.

                  CONSOLIDATED BALANCE SHEET

-----------------------------------------------------------------
                                                  DECEMBER 31,
($ IN THOUSANDS)                                2004       2003
-----------------------------------------------------------------

ASSETS

Current assets:
Cash and cash equivalents                      $  9,031  $  3,422
Prepaid interest expense                          1,106         -
Prepaid expenses and other                          116       248
                                               --------  --------
  Total current assets                           10,253     3,670

Property, plant, equipment and water
 programs, net                                   35,552    39,514
Goodwill                                          3,813     3,813
Restricted cash                                       -     2,142
Other assets                                      1,453       387
                                               --------  --------

                                               $ 51,071  $ 49,526
                                               ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                              $    470  $    857
 Accrued liabilities                                743     1,545
                                               --------  --------

  Total current liabilities                       1,213     2,402

Long-term debt                                   25,000    30,253
Other liabilities                                     -       654

Contingencies (Note 13)

Stockholders' equity:
 Series F convertible preferred stock -
 $.01 par value:
  100,000 shares authorized, shares issued
  and outstanding - 1,000 at December 31,
  2004 and 100,000 at December 31, 2003               -         1
 Common stock - $0.01 par value; 70,000,000
  shares authorized; shares issued and
  outstanding 10,324,339 at December 31,
  2004 and 6,471,384 at December 31, 2003           103        65

Additional paid-in capital                      209,615   184,974
Accumulated deficit                            (184,860) (168,823)
                                               --------  --------
  Total stockholders' equity                     24,858    16,217
                                               --------  --------

                                               $ 51,071  $ 49,526
                                               ========  ========

See accompanying notes to the consolidated financial statements.

                            CADIZ INC.

                CONSOLIDATED STATEMENT OF CASH FLOWS

----------------------------------------------------------------------
                                            YEAR ENDED DECEMBER 31,
($ IN THOUSANDS)                           2004      2003       2002
----------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                $(16,037) $(11,536) $(22,225)
 Adjustments to reconcile net loss to
  net cash used for operating activities:
   Depreciation and amortization            4,294     1,602    13,241
   Write off of unamortized deferred debt
    discount and loan fees                  1,369         -         -
   Write off of investment in subsidiary        -       195
   Stock issued for services                    -       550         -
   Compensation paid through settlement
    of note receivable from officer             -       841         -
   Interest paid in common stock                -        12         -
   Loss on disposal of assets                   -        43       346
   Write-off of permanent and
    developing crops                        3,443         -         -
   Removal of underperforming crops             -         -     4,514
   Shares of KADCO stock earned
    for services                                -         -    (1,250)
   Compensation charge for deferred
    stock units                                 -       152       579
   Accrued interest on note receivable
    from officer                                -         -       (22)
   Changes in operating assets and
    liabilities:
     Decrease (increase) in
      accounts receivable                       -     1,488      (405)
     Increase in inventories                    -    (3,043)   (1,116)
     Decrease (increase) in prepaid
      expenses and other                      132      (112)     (378)
     (Decrease) increase in accounts
      payable                                (386)    1,393    (4,365)
     (Decrease) increase in accrued
      liabilities                            (454)    1,831       633
     Increase in other liabilities              -         -       315
                                         --------  --------  --------

   Net cash used for operating
     activities                            (7,639)   (6,584)  (10,133)
                                         --------  --------  --------

Cash flows from investing activities:
 Deconsolidation of subsidiary                  -    (1,019)        -
 Additions to property, plant and
  equipment                                    (8)     (140)     (638)
 Additions to water programs                    -         -      (643)
 Additions to developing crops                  -      (231)   (2,176)
 Proceeds from disposal of property,
  plant and equipment                           -         -     2,463
 Loan to officer                                -       181    (1,000)
 Decrease (increase) in restricted cash     2,142    (2,142)        -
 Increase in other assets                     (10)     (104)      (95)
                                         --------  --------  --------

    Net cash provided by (used for)
     investing activities                   2,124    (3,455)   (2,089)
                                         --------  --------  --------

Cash flows from financing activities:
 Net proceeds from issuance of stock       21,274    10,304       764
 Proceeds from issuance of
  long-term debt                                -       135         -
 Financing costs                             (150)     (400)        -
 Proceeds from convertible note payable         -       200         -
 Net proceeds from short-term borrowings        -         -    14,400
 Principal payments on long-term debt     (10,000)       (7)     (761)
 Bank overdraft                                 -         -      (410)
                                         --------  --------  --------
    Net cash provided by financing
     activities                            11,124    10,232    13,993
                                         --------  --------  --------
Net increase in cash and cash
 equivalents                                5,609       193     1,771

Cash and cash equivalents, beginning
 of period                                  3,422     3,229     1,458
                                         --------  --------  --------

Cash and cash equivalents, end of period $  9,031  $  3,422  $  3,229
                                         ========  ========  ========


Non-cash financing and investing activities

Settlement of note receivable from
 officer                                 $      1  $    841  $      -
Common stock issued upon conversion
 of preferred stock                             -    14,020         -
Issuance of preferred stock with loan
 extension                                      -     5,000         -
Issuance of common stock upon conversion
 of note payable                                -       212         -
Issuance of common stock to prepay
 interest on term loan obligations          2,400         -         -
Issuance of common stock for services
 accrued in 2003                              350         -         -
Exchange of deferred stock units for
 common stock                                 654     1,054        43
Payment of preferred stock dividends
 with common stock                              -         -       908

See accompanying notes to the consolitated financial statements

                                     CADIZ INC.

                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2001
($ IN THOUSANDS)
--------------------------------------------------------------------------------
              PREFERRED STOCK   COMMON STOCK ADDITIONAL               TOTAL
              ---------------   ------------  PAID-IN  ACCUMULATED STOCKHOLDERS'
              SHARES   AMOUNT  SHARES  AMOUNT CAPITAL     DEFICIT     EQUITY
              ------   ------  ------  ------ -------     -------     ------

Balance as
 of December
 31, 2001          -   $   - 1,442,833  $ 14  $152,751   $(135,062)   $ 17,703

Exercise of
 stock
 options           -       -     5,741     1       763           -         764
Issuances of
 common stock
 to lender         -       -     1,000     -       208           -         208
Beneficial
 conversion
 feature for
 convertible
 notes payable     -       -         -     -       884           -         884
Exchange of
 deferred
 stock units
 for common
 stock             -       -     3,482     -        43           -          43
Issuance of
 warrants to
 lenders           -       -         -     -     2,703           -       2,703
Payment of
 preferred stock
 dividends with
 common stock      -       -     5,603     -       908           -         908
Preferred stock
 dividend          -       -         -     -    (1,125)          -      (1,125)
Imputed dividend
 from warrants
 and deferred
 beneficial
 conversion
 feature           -       -         -     -      (984)          -        (984)
Net loss           -       -         -     -         -     (22,225)    (22,225)
Balance as
 of December
 31, 2002          -       - 1,458,659    15   156,151    (157,287)     (1,121)
               -----   ----- ---------  ----  --------   ---------    --------

Exchange of
 deferred stock
 units for
 common stock      -       -    26,027     -     1,054           -       1,054
Issuance of
 common stock
 for cash          -       - 4,112,000    41    10,239           -      10,280
Issuance of
 stock to
 lenders           -       -   168,000     2       430           -         432
Issuance of
 common stock
 for services      -       -   128,000     1       279           -         280
Exercise of
 warrants          -       -    94,000     1        23           -          24
Conversion of
 Series D and
 E convertible
 preferred
 stock             -       -   400,000     4    14,016           -      14,020
Conversion of
 convertible
 note payable      -       -    84,699     1       211           -         212
Beneficial
 conversion
 feature of
 note payable      -       -         -     -        90           -          90
Preferred stock
 dividend          -       -         -     -      (918)          -        (918)
Imputed dividend
 from warrants
 and deferred
 beneficial
 conversion
 feature           -       -         -     -    (1,600)          -      (1,600)

                                   CADIZ INC.

                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2001
($ IN THOUSANDS), CONTINUED
--------------------------------------------------------------------------------

              PREFERRED STOCK   COMMON STOCK ADDITIONAL               TOTAL
              ---------------   ------------  PAID-IN  ACCUMULATED STOCKHOLDERS'
              SHARES   AMOUNT  SHARES  AMOUNT CAPITAL     DEFICIT     EQUITY
              ------   ------  ------  ------ -------     -------     ------
Issuance of
 Series F
 convertible
 preferred
 stock       100,000       1         -     -     4,999           -       5,000
Net loss           -       -         -     -         -     (11,536)    (11,536)
             -------   ----- ---------  ----  --------   ---------    --------
Balance as
 of December
 31, 2003    100,000       1 6,471,385    65  $184,974    (168,823)     16,217

Exchange of
 deferred
 stock units
 for common
 stock             -       -     1,289     -       654           -         654
Issuance of
 common stock
 for cash          -       - 2,000,000    20    23,654           -      23,674
Issuance of
 common stock
 for services      -       -   140,000     1       349           -         350
Conversion of
 Series F
 convertible
 preferred
 stock       (99,000)     (1)1,711,665    17       (16)          -           -
Net loss           -       -         -     -         -     (16,037)    (16,037)
               -----   ----- ---------  ----  --------   ---------    --------

Balance as
 of December
 31, 2004      1,000   $   - 10,324,339 $103  $209,615   $(184,860)   $ 24,858
               =====   ===== ========== ====  ========   =========    ========

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

     The value of these assets derives from a combination of population increases and limited water supplies throughout southern California. In addition, most of the major population centers in southern California are not located where significant precipitation occurs requiring the importation of water from other parts of the state. The Company therefore believes that a competitive advantage exists for those companies that possess or can provide high quality, reliable and affordable water to major population centers.

     To this end, in 1997, the Company commenced discussions with the Metropolitan Water District of Southern California ("Metropolitan") in order to develop a long-term agreement for a joint venture groundwater storage and supply program on and under its desert properties, sometimes referred to as the "Cadiz Program". Under the Cadiz Program, surplus water from the Colorado River would be stored in the aquifer system underlying its land during wet years. When needed, the stored water, together with indigenous groundwater, would be returned to the Colorado River Aqueduct for distribution to Metropolitan's member agencies throughout six southern California counties.

     During the next several years, the Company engaged in extensive negotiations with Metropolitan concerning the Cadiz
Program and actively pursued and received substantially all of the various permits required to construct and operate the project. However, in October 2002, Metropolitan's Board voted to not proceed with the Cadiz Program.

     Notwithstanding Metropolitan's actions in 2002, the Company expects to be able to use its land assets and related water resources to participate in a broad variety of water storage and supply, exchange, and conservation programs with public agencies and other parties. Southern California's need for water storage and supply programs has not abated. The Company believes there are many different scenarios to maximize the value of this water resource, all of which are under current evaluation.

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

     Sun World is a large vertically integrated agricultural company that owns approximately 17,000 acres of land, primarily located in two major growing areas of California: the San Joaquin Valley and the Coachella Valley. Fresh produce, including table grapes, stonefruit, citrus, peppers and watermelons, is marketed and shipped to food wholesalers and retailers throughout the United States and to more than 30 foreign countries. Sun World owns and operates two cold storage and packing facilities located in California.

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

    The four Sun World entities are the joint proponents of the Debtors' Joint Plan of Reorganization Dated November 24, 2003 (the "Plan"). The Plan provided for the restructuring of Sun World's balance sheet by providing for Sun World to issue equity interests in the reorganized company to the holders of its First Mortgage Notes in full satisfaction of their mortgage note claims; for the payment in full of convenience claims and trade claims; and for Sun World to issue equity interests in the reorganized company to entities holding certain other unsecured claims in full satisfaction of those claims. The holders of Sun World's secured First Mortgage Notes were unable to reach agreement on various Plan issues, and the Plan as presented was not confirmable. Thereafter, following an extensive marketing process, Sun World entered into, subject to Court approval, an asset purchase agreement ("APA") in December 2004 with BDCM Opportunity Fund, L.P. ("BDCM""), " a major holder of the First Mortgage Notes, under which BDCM would acquire substantially all of Sun World's assets subject to overbids at a Court authorized auction. Following the auction on January 13, 2005, BDCM was declared the winning bidder and the Court approved on January 14, 2005, an amended APA under which BDCM agreed to acquire substantially all of Sun World's assets in exchange for cash and credit consideration of $127,750,000, plus assumption of certain liabilities totaling an estimated $14 million, including the trade claims which approximate net book value as of December 31, 2004 of the assets sold. Thereafter, BDCM assigned its rights under the APA to Sun World International LLC ("SWLLC"), a subsidiary of BDCM. The agreement with SWLLC closed on February 28, 2005. The Company expects that following closing of the transaction, that Sun World will file an amended Plan to distribute the remaining consideration left in Sun World (estimated at approximately $50 million after interim distributions/credits to the holders of First Mortgage Notes of approximately $78 million upon closing as authorized by the Court).

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

BASIS OF PRESENTATION

      The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business. The Company incurred losses of $16.0 million and $11.5 million in 2004 and 2003, respectively, had working capital of $9.0 million at December 31, 2004, and used cash in operations of $7.6 million and $6.6 million in 2004 and 2003, respectively. On that date, Sun World was deconsolidated and the Company discontinued its agricultural operations. Currently, the Company's sole focus is the development of its water resources program.

     As discussed in Note 1, on October 8, 2002,
Metropolitan's Board voted not to approve the terms and conditions of the right-of-way grant and not to proceed with the Cadiz Program. On April 7, 2003, the Company filed an administrative claim against Metropolitan, asserting the breach of various obligations specified in the Company's Principles of Agreement with Metropolitan. The Company believes that by failing to complete the environmental review process for the Cadiz Program, as specified in the Principles of Agreement, Metropolitan violated this contract. In discussions following presentation of this claim, the Company and Metropolitan agreed to continue to evaluate alternative approaches to implementation of the Cadiz Program. Metropolitan has not to date responded to the claim and the Company has until October 2005 to file a lawsuit against the agency.

     The Company remains committed to its water programs and it continues to explore all opportunities for development of these assets. As further discussed in Note 1, exploratory discussions have been initiated with representatives of governmental organizations, water agencies, and private water users with regard to their expressed interest in implementation of the Cadiz Program. However, at the present time, the Company does not have a commitment from any of these parties for the implementation of the Cadiz program.

     During the quarter ended December 31, 2004, the Company raised $21.3 million in cash through a private sale of common stock. Based on current forecasts, the Company believes it has sufficient resources to fund operations beyond December 2005. The Company's current resources do not provide the capital necessary to fund the water development project should the Company be required to do so. There is no assurance that additional financing (public or private) will be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of the Company's existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If the Company cannot raise needed funds, it might be forced to make further substantial reductions in its operating expenses, which could adversely affect its ability to implement its current business plan and ultimately its viability as a company. These financial statements do not include any adjustments that might result from these uncertainties.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and those of Sun World until January 30, 2003, at which date Sun World and certain of its subsidiaries (Sun Desert Inc., Coachella Growers, and Sun World/Rayo) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. As of that date, due to the Company's loss of control over the operations of Sun World, the financial statements of Sun World are no longer consolidated with those of Cadiz, but instead, Cadiz accounts for its investment in Sun World on the cost basis of accounting. As a result of changing to the cost basis of accounting on January 31, 2003, the Company had a net investment in Sun World of $195 thousand consisting of loans and other amounts due from Sun World of $13,500,000 less losses in excess of investment in Sun World of $13,305,000. The Company wrote off its net investment in Sun World during the quarter ended March 31, 2003 because it will not be able to recover its investment.

     In December 2003, the Company transferred substantially all of its assets (with the exception of our office sublease, certain office furniture and equipment and any Sun World related assets) to Cadiz Real Estate LLC, a Delaware limited liability company ("Cadiz Real Estate"). The Company holds 100% of the equity interests of Cadiz Real Estate, and therefore continues to hold 100% beneficial ownership of the properties that it transferred to Cadiz Real Estate. Because the transfer of the Company's properties to Cadiz Real Estate has no effect on its ultimate beneficial ownership of these properties, the properties owned of record either by Cadiz Real Estate or by the Company are treated as belonging to the Company.

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

REVENUE RECOGNITION

     Prior to the deconsolidation of Sun World, the Company recognized crop sale revenue upon shipment and transfer of title to customers. Packing revenues and marketing commissions from third party growers were recognized when the related services were provided. Proprietary product development revenues were recognized based upon product sales by licensees. Project development and management fees were recorded when earned under the terms of the related agreement.

     Sun World revenues attributable to one national retailer totaled $0.1 million (2.2%) for the month ended January 31, 2003, and $9.6 million (8.4%) for the year ended December 31, 2002. Revenues attributable to another national retailer totaled $0.5 million (16.6%) for the month ended January 31, 2003. Sun World export sales accounted for approximately 6.1%, and 12.1% of the Company's revenues for the month ended January 31, 2003, and for year ended December 31, 2002, respectively. Services and license revenues were less than 10% of total revenues for each of the years in the two-year period ended December 31, 2003.

RESEARCH AND DEVELOPMENT

     Prior to the deconsolidation of Sun World, the Company incurred costs to research and develop new varieties of proprietary products. Research and development costs were expensed as incurred. Such costs incurred by Sun World were approximately $183,000 for the month ended January 31, 2003, and $2,424,000 for the year ended December 31, 2002.

NET LOSS PER COMMON SHARE

     Basic Earnings Per Share (EPS) is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any, by the weighted-average common shares outstanding. Options, deferred stock units, warrants, and participating and redeemable preferred stock convertible into or exercisable for certain shares of the Company's common stock, were not considered in the computation of diluted EPS because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 68,000 shares, 125,000 shares, and 333,000 shares for the years ended December 31, 2004, 2003 and 2002, respectively.

STOCK-BASED COMPENSATION

     As permitted under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" as amended by SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock options and other stock-based employee awards. Pro forma information regarding net loss and loss per share, as calculated under the provisions of SFAS 123, are disclosed in the table below. The Company accounts for equity securities issued to non-employees in accordance with the provision of SFAS 123 and Emerging Issues Task Force 96-18.

     Had compensation cost for these plans been determined using fair value the Company's net loss and net loss per common share would have increased to the following pro forma amounts (dollars in thousands except per share amounts):

                                        YEAR ENDED DECEMBER 31,
                                        -----------------------
                                       2004      2003       2001
                                        ----      ----      ----
 Net loss applicable to common stock:
           As reported                $(16,037) $(14,054) $(24,334)
           Expense under SFAS 123            -      (150)     (648)
                                      --------  --------  --------
           Pro forma                  $(16,037) $(14,204) $(24,982)
                                      ========  ========  ========

 Net loss per common share:
           As reported                $  (2.32) $  (6.39) $ (16.76)
           Expense under SFAS 123            -     (0.07)    (0.45)
                                      --------  --------  --------
           Pro forma                  $  (2.32) $  (6.46) $ (17.21)
                                      ========  ========  ========

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

PREPAID INTEREST EXPENSE

     As part of the private sale of common shares on November 30, 2004, the Company issued to its lender $2.4 million of units as prepaid interest under the Company's $25 million borrowing from ING. The current portion of this interest is included in Prepaid Interest Expense and the non-current portion is included in Other Assets in the Consolidated Balance Sheet.

RESTRICTED CASH

     At the time the Company entered into revised secured term lending arrangements with ING in December 2003, the Company deposited into the lender's cash collateral account the sum of $2,142,000. The deposit represented collateral for future interest payments on the Company's credit facility accruing at the rate of 4% per annum from October 1, 2003 until March 31, 2005. This amount is shown on the balance sheet at December 31, 2003 as Restricted Cash. The balance was applied to principal and interest payments on the ING borrowing during 2004.

PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

     Property, plant, equipment and water programs are stated at cost.

     The Company capitalized direct and certain indirect costs of planting and developing orchards and vineyards during the development period, which varied by crop and generally ranged from three to seven years. Depreciation commenced in the year commercial production is achieved.

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

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company evaluates its long-lived assets, including intangibles, for potential impairment when circumstances indicate that the carrying amount of the asset may not be recoverable. This evaluation is based upon estimated future cash flows. In the event that the undiscounted cash flows are less than the net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. As a result of the actions taken by Metropolitan in the fourth quarter of 2002 as described in Note 1, the

Company, with the assistance of a valuation firm, evaluated the carrying value of its water program and determined that the asset was not impaired and that the costs were estimated to be recovered through implementation of the Cadiz Program either with other government organizations, water agencies and private water users, or through implementation of the Cadiz Program on terms acceptable to both Cadiz and Metropolitan. In 2004 and 2003 the Company reviewed the valuation of the its water program and concluded that the carrying amount of the program was not impaired. The Company's estimate could be impacted by changes in plans related to the Cadiz program.

     During the year ended December 31, 2002, Cadiz and Sun World incurred costs to remove certain underperforming crops, primarily stonefruit, citrus, and wine grapes. The Company recorded a charge of $4.5 million in connection with the removal costs and write off of capitalized costs related to these crops which is shown under the heading "Removal of underperforming crops" on the Consolidated Statement of Operations.

     Permanent crops and developing crops shown as Cadiz assets have previously been leased to Sun World and an unaffiliated third party as Cadiz does not conduct agricultural operations. During the fourth quarter of the year ended December 31, 2004, the long-standing lease to Sun World for a portion of these crops terminated and the crops have not been leased to any other party. The lease to an independent third party for the remainder of the crops is on a year to year basis and does not generate a significant amount of revenue. Based on the uncertainty as to possible recovery of the carrying value of the permanent crops and developing crops the Company recorded a charge of $3.4 million to write off the capitalized costs related to these crops which is shown under the heading "Write-off of permanent and developing crops" on the Consolidated Statement of Operations.

GOODWILL AND OTHER ASSETS

     As a result of a merger in May 1988 between two companies, which eventually became known as Cadiz Inc., goodwill in the amount of $7,006,000 was recorded. Approximately $3,193,000 of this amount was amortized until the adoption of Statement of Financial Accounting Standards No. 142, ("SFAS No. 142") "Goodwill and Other Intangible Assets" on January 1, 2002. Goodwill is tested for impairment annually in the first quarter, or if events occur which require an impairment analysis be performed. As a result of the actions taken by Metropolitan in the fourth quarter of 2002 as described in Note 1, the Company, with the assistance of a valuation firm, performed an impairment test of its goodwill and determined that its goodwill was not impaired. In addition, in the first quarters of 2004 and 2003, the Company, performed its annual impairment test of goodwill and determined its goodwill was not impaired.

     Capitalized loan fees represent costs incurred to obtain debt financing. Such costs are amortized over the life of the related loan. At December 31, 2004 and 2003, the capitalized loan fees relate to costs incurred in connection with the ING loan described in Note 7.

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

SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest during the years ended December 31, 2004, 2003 and 2002 was $3,970,000, $3,913,000, and $15,262,000,
respectively.  Cash paid for income taxes during the years ended
December 31, 2004, 2003 and 2002 was $0, $0 and $71,000,
respectively.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board issued SFAS no. 123(R) (revised 2004), "Share-Based Payment" which amends SFAS Statement 123 and will be effective for public companies for interim periods or annual periods beginning after June 15, 2005. The new standard will require the Company to recognize compensation costs in its financial statements in an amount equal to the fair value of share-based payments granted to employees and directors. The Company is currently evaluating how it will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on its financial position and results of operations.


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


NOTE 4 - PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS
------------------------------------------------------

     Property, plant, equipment and water programs consist of the following (dollars in thousands):
                                                  DECEMBER 31,
                                                 2004       2003
                                                 ----       ----

          Land and land improvements           $ 22,010   $ 22,010
          Permanent crops                             -      6,494
          Developing crops                            -        192
          Water programs                         14,274     14,274
          Buildings                               1,408      1,408
          Machinery and equipment                 3,599      3,590
                                               --------   --------

                                                 41,291     47,968
          Less accumulated depreciation          (5,739)    (8,454)
                                               --------   --------

                                               $ 35,552   $ 39,514
                                               ========   ========

     Depreciation expense during the years ended December 31, 2004, 2003 and 2002 was $527,000, $683,000 and $7,178,000
respectively.

     Permanent crops and developing crops shown as Cadiz assets were leased to Sun World and to an unaffiliated third party as Cadiz does not conduct agricultural operations. In the fourth quarter of the year ended December 31, 2004, the lease of the Cadiz Valley farming property to Sun World terminated. Based on the uncertainty as to possible recovery of the carrying value of the permanent crops and developing crops on this property, during the last quarter of 2004 the Company wrote off $3.4 million, net of depreciation, of permanent and developing crops at this property.


NOTE 5 - OTHER ASSETS
---------------------

     Other assets consist of the following (dollars in thousands):

                                                   DECEMBER 31,
                                                 2004       2003
                                                 ----       ----

          Deferred loan costs, net             $    148   $     387
          Prepaid interest                        1,294           -
          Property tax refund receivable             11           -
                                               --------    --------
                                               $    159    $    387
                                               --------    --------

     Amortization expense of deferred loan costs was $3,767,000, $641,000, and $5,761,000 in 2004, 2003, and 2002, respectively, and is included in interest expense in the statement of operations. Amortization expense included in the consolidated financial statements for Sun World's capitalized trademark development was $0, $60,000, and $302,000 in 2004, 2003, and
2002, respectively.


NOTE 6 - ACCRUED LIABILITIES
----------------------------

     Accrued liabilities consist of the following (dollars in thousands):

                                                  DECEMBER 31,
                                                 2004       2003
                                                 ----       ----

          Interest                             $    172  $  1,073
          Payroll, bonus, and benefits              142       248
          Consulting fee                            326       150
          Other                                     103        74
                                               --------  --------

                                               $  743    $  1,545
                                               ========  ========

NOTE 7 - LONG-TERM DEBT
-----------------------

     At December 31, 2004 and 2003, the carrying amount of the Company's outstanding debt is summarized as follows (dollars in thousands):

                                                  DECEMBER 31,
                                                 2004       2003
                                                 ----       ----


   Senior term bank loan, interest payable
      semi-annually, interest per annum at
      4% in cash plus 4% paid in kind until
      March 31, 2008 and 4% in cash plus 6%
      paid in kind until March 31, 2010        $ 25,000  $ 35,000

   Debt discount                                      -    (4,747)
                                               --------  --------

                                                 25,000    30,253

  Less current portion                                -         -
                                               --------  --------
                                               $ 25,000  $ 30,253
                                               ========  ========

     Pursuant to the Company's loan agreement, annual maturity of long-term debt outstanding (in thousands) on December 31, 2004 is as follows: 2008 - $10,000, 2010 - $15,000.

CADIZ OBLIGATIONS

     The senior term bank loan, which previously consisted of a revolving credit facility and a term loan, had an outstanding balance of $25 million and $35 million at December 31, 2004 and 2003. The senior term bank loan was due on January 31, 2003 and, through various extensions, is now due on March 31, 2010 assuming a principal repayment of $10 million on or before March 31, 2008.

     In February 2002, the Company completed an amendment to the senior term bank facility that extended the maturity date of the obligation to January 31, 2003. The interest rate could either be LIBOR plus 300 basis points if paid in cash or LIBOR plus 700 basis points if paid in common stock. In March 2002, the revolving credit facility was increased from $15 million to $25 million, with $10 million of the $25 million revolver convertible into 1,250,000 of the Company's common stock any time prior to January 2003 at the election of the lender. In connection with obtaining the extension of the term loan and revolver and the increase in the revolver, the Company repriced certain warrants previously issued and issued certain additional warrants to purchase shares of the Company's common stock. The estimated fair value of the warrants issued and repriced was calculated using the Black Scholes option pricing model and was recorded as a debt discount and was being amortized over the remaining term of the loan.

     The Company failed to pay off the senior term bank loan on its maturity date of January 31, 2003 and on February 13, 2003, the lender delivered to the Company a Notice of Default and Demand for Payment.

     On December 15, 2003, the Company entered into an amendment of its senior term loan and revolving credit facility to extend the maturity date through March 31, 2005 and was entitled to obtain further extensions through September 30, 2006, by maintaining sufficient balances, among other conditions, in a cash collateral account with the lender. The maximum aggregate amount to be outstanding under the amended credit facility was $35 million plus accrued interest. The amendment of the credit facility did not constitute a troubled debt restructuring and was accounted for as a debt modification under EITF 96-19. In connection with this amendment, the Company;

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

     The estimated value of the Series F preferred stock of $5 million was recorded as a debt discount and was being amortized over the initial term of the note through March 31, 2005.

     Interest under the amended credit facilities was payable semiannually at the Company's option in either cash at 8% per annum, or in cash and paid in kind ("PIK"), at 4% per annum for the cash portion and 8% per annum for the PIK portion. The PIK portion was to be added to the outstanding principal balance.

     On November 30, 2004 the Company entered into another amendment of its senior term loan agreement with ING. The amendment of the credit facility did not constitute a troubled debt restructuring and was accounted for as a debt modification under EITF 96-19. Pursuant to this amendment, the Company;

  * repaid in full the senior term loan portion of the facility with ING of $10 million and reduced to $25 million the outstanding principal balance under the existing revolving portion of the loan;

  * amended the terms and conditions of the loan facility with ING in order to:

       (i)extend the maturity date of the debt until March 31, 2010, conditioned upon a further principal reduction of $10 million on or before March 31, 2008, and

      (ii)reduce the interest rate through March 31, 2008 on the new outstanding balance to 4% cash plus 4% PIK
          (increasing to 4% cash plus 6% PIK for interest periods commencing on and after April 1, 2008).

  * wrote off of the remaining $1.4 million in unamortized financing costs associated with the loan under the terms applicable as of the previous, December 2003, amendment.

     The terms of the amended loan facilities also require certain mandatory prepayments from the cash proceeds of future equity issuances by the Company and prohibit the payment of dividends.

     The senior term loan is secured by substantially all of the assets of the Company.

SUN WORLD OBLIGATIONS

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

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Condensed consolidating financial information for the years ended December 31, 2003 and 2002 for the Company are presented below (in thousands). The condensed consolidating financial information for 2003 include the accounts of the Company and those of Sun World until January 30, 2003, at which time Sun World was no longer consolidated. No consolidating balance sheet information for 2003 and no consolidating financial information for 2004 are presented as the consolidated financial statements include only the results of Cadiz due to the deconsolidation of Sun World on January 30, 2003.


CONSOLIDATING STATEMENT
OF OPERATIONS INFORMATION
YEAR ENDED DECEMBER 31, 2003
                          CADIZ   SUN WORLD   ELIMINATIONS   CONSOLIDATED
                          -----   ---------   ------------   ------------
Revenues                 $    303  $  3,005     $   (146)       $  3,162
                         --------  --------     --------        --------

Costs and expenses:
  Cost of sales               333     2,653          (21)          2,965
  General and
   administrative           4,653       707         (125)          5,235
  Write off of investment
   in subsidiary              195         -            -             195
  Reorganization Costs          -       655            -             655
  Depreciation and
   amortization               553       190            -             743
                         --------  --------     --------        --------

  Total costs and expenses  5,734     4,205         (146)          9,793
                         --------  --------     --------        --------

Operating loss             (5,431)   (1,200)           -          (6,631)

Loss from subsidiary       (2,469)        -        2,469               -
Interest expense, net       3,636     1,269            -           4,905
                         --------  --------     --------        --------

Loss before income taxes  (11,536)   (2,469)       2,469         (11,536)

Income tax expense              -         -            -               -
                         --------  --------     --------        --------

Net loss                  (11,536)   (2,469)       2,469         (11,536)

Less: Preferred stock
       dividends             (918)        -            -            (918)
      Imputed dividend
       on preferred
       stock               (1,600)        -            -          (1,600)
                         --------  --------     --------        --------

Net loss applicable to
 common stock            $(14,054) $ (2,469)    $  2,469        $(14,054)
                         ========  ========     ========        ========

CONSOLIDATING STATEMENT OF
CASH FLOW INFORMATION
YEAR ENDED DECEMBER 31, 2003
                          CADIZ   SUN WORLD   ELIMINATIONS   CONSOLIDATED
                          -----   ---------   ------------   ------------

Net cash used for
 operating activities    $ (4,881) $ (1,703)    $      -        $ (6,584)
                         --------  --------     --------        --------

Cash flows from investing
 activities:
 Disposal of subsidiary         -    (1,019)           -          (1,019)
 Additions to property,
  plant and equipment           -      (140)           -            (140)
 Additions to developing
  crops                       (34)     (197)           -            (231)
 Payment of loan to
  officer                     181         -            -             181
 Increase in restricted
  cash                     (2,142)        -            -          (2,142)
 (Increase) decrease in
  other assets                  5      (109)           -            (104)
                         --------  --------     --------        --------

Net cash used for
 investing activities      (1,990)   (1,465)           -          (3,455)
                         --------  --------     --------        --------

Cash flows from
 financing activities:
 Proceeds from issuance
  of long-term  debt            -       135            -             135
 Net proceeds from
  issuance of stock        10,304         -            -          10,304
 Financing costs             (400)        -            -            (400)
 Proceeds from
  convertible note
  payable                     200         -            -             200
 Principal payments
  on long-term  debt            -        (7)           -              (7)
                         --------  --------     --------        --------

Net cash provided by
 financing activities      10,104       128            -          10,232
                         --------  --------     --------        --------

Net increase (decrease)
 in cash and cash
 equivalents                3,233    (3,040)           -             193

Cash and cash
 equivalents, beginning
 of period                    189     3,040            -           3,229
                         --------  --------     --------        --------

Cash and cash
 equivalents, end
 of period               $  3,422  $      -     $      -        $  3,422
                         ========  ========     ========        ========

CONSOLIDATING STATEMENT
OF OPERATIONS INFORMATION
YEAR ENDED DECEMBER 31, 2002
                          CADIZ   SUN WORLD   ELIMINATIONS   CONSOLIDATED
                          -----   ---------   ------------   ------------

Revenues                 $  2,067  $114,234     $ (2,051)       $114,250
                         --------  --------     --------        --------

Costs and expenses:
  Cost of sales               103    86,880         (627)         86,356
  General and
   administrative           7,500    10,953       (1,500)         16,953
  Removal of
   underperforming crops    1,017     3,497            -           4,514
  Depreciation and
   amortization             1,022     6,458            -           7,480
                         --------  --------     --------        --------

  Total costs and
   expenses                 9,642   107,788       (2,127)        115,303
                         --------  --------     --------        --------

Operating profit (loss)    (7,575)    6,446           76          (1,053)

Loss from subsidiary       (9,540)        -        9,540               -
Interest expense, net       5,108    16,299         (235)         21,172
                         --------  --------     --------        --------

Loss before income taxes  (22,223)   (9,853)       9,851         (22,225)

Income tax expense              2        (2)           -               -
                         --------  --------     --------        --------

 Net loss                 (22,225)   (9,851)       9,851         (22,225)

Less:  Preferred stock
        dividends          (1,125)        -            -          (1,125)
       Imputed dividend
        on preferred
        stock                (984)        -            -            (984)
                         --------  --------     --------        --------

Net loss applicable to
 common stock            $(24,334) $ (9,851)    $  9,851        $(24,334)
                         ========  ========     ========        ========

CONSOLIDATING STATEMENT OF
CASH FLOW INFORMATION
YEAR ENDED DECEMBER 31, 2002
                          CADIZ   SUN WORLD   ELIMINATIONS   CONSOLIDATED
                          -----   ---------   ------------   ------------

Net cash provided by
 (used for) operating
 activities              $ (7,910) $ (4,205)    $  1,982        $(10,133)
                         --------  --------     --------        --------

Cash flows from
 investing activities:
 Additions to property,
  plant and equipment        (138)     (500)           -            (638)
 Additions to water
  programs                   (643)        -            -            (643)
 Additions to developing
  crops                       (24)   (2,152)           -          (2,176)
 Proceeds from disposal
  of property, plant and
  equipment                     3     2,460            -           2,463
 Loan to officer           (1,000)        -            -          (1,000)
 (Increase) decrease in
  other assets                124      (219)           -             (95)
                         --------  --------     --------        --------

Net cash used for
 investing activities      (1,678)     (411)           -          (2,089)
                         --------  --------     --------        --------

Cash flows from
 financing activities:
 Net proceeds from
  issuance of stock           764         -            -             764
 Net proceeds from
  short-term borrowings    10,000     4,400            -          14,400
 Borrowings from
  intercompany revolver      (977)    2,959       (1,982)              -
 Principal payments on
  long-term debt                -      (761)           -            (761)
 Bank overdraft              (410)        -            -            (410)
                         --------  --------     --------        --------

Net cash (used for)
 provided by financing
 activities                 9,377     6,598       (1,982)         13,993
                         --------  --------     --------        --------

Net (decrease) increase
 in cash and cash
 equivalents                 (211)    1,982            -           1,771

Cash and cash
 equivalents, beginning
 of period                    400     1,058            -           1,458
                         --------  --------     --------        --------

Cash and cash
 equivalents, end of
 period                  $    189  $  3,040     $      -        $  3,229
                         ========  ========     ========        ========

NOTE 8 - INCOME TAXES
----------------------

     Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available carryforwards. Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows (in thousands):

                                                   DECEMBER 31,
                                                  2004      2003
                                                  ----      ----
          Deferred tax assets:
            Net operating losses                $ 36,238  $ 36,663
            Fixed asset basis difference           8,049     6,759
            Contributions carryover                   35        35
            Other                                     61       303
                                                --------  --------
               Total deferred tax assets          44,383    43,760

            Valuation allowance for deferred
              tax assets                         (44,383)  (43,760)
                                                --------  --------

               Net deferred tax asset           $      -  $      -
                                                ========  ========

     The valuation allowance increased by $623,000 in 2004 due to an increase in the deferred tax assets decreased by $21,258,000 in 2003 primarily due to the deconsolidation of Sun World and increased in 2002 by $5,613,000 due to an increase in deferred tax assets.

     As of December 31, 2004, the Company had net operating loss
(NOL) carryforwards of approximately $105 million for federal income tax purposes. Such carryforwards expire in varying amounts through the year 2024. At December 31, 2004, the Company has state NOL carryforwards of $4.5 million. These NOL carryforwards expire in varying amounts through the year 2013.

     Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against these assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.

     Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the "applicable federal funds rate", as defined in the Internal Revenue Code) and the value of the corporation at the time of a "change of ownership" as defined by Section 382. Due to past equity issuances and equity issuances in 2004, and due to the Chapter 11 filing by Sun World, the Company's ability to utilize net operating loss carryforwards may be limited.

     A reconciliation of the income tax benefit to the statutory federal income tax rate is as follows (dollars in thousands):

                                        YEAR ENDED DECEMBER 31,
                                      ---------------------------
                                       2004      2003       2002
                                       ----      ----       ----

     Expected federal income tax
      benefit at 34%                 $ (5,453) $ (3,922) $ (7,557)
     Loss with no tax benefit
      provided                          1,993     3,900     7,440
     Federal AMT refund                     -         -       (73)
     State income tax                       2         2         5
     Amortization/write off of
      debt discount                     1,614         -         -
     Losses utilized against
      unconsolidated subsidiary
      taxable income                    1,837         -         -
     Foreign withholding taxes              -         -        68
     Other non-deductible expenses          7        20       117
                                     --------  --------  --------
       Income tax expense (benefit)  $      -  $      -  $      -
                                     ========  ========  ========


NOTE 9 - EMPLOYEE BENEFIT PLANS
-------------------------------

     The Company has a 401(k) Plan for its salaried employees. Employees must work 1,000 hours and have completed one year of service to be eligible to participate in this plan. The Company matches 75% of the first four percent deferred by an employee up to $1,600 per year. The Company contributed $3,000, $12,000 and $322,000 to the plans for fiscal years 2004, 2003 and 2002, respectively. Contributions include those made under Sun World plans for its employees for January 2003 and for the year ended December 31, 2002.


NOTE 10 - PREFERRED AND COMMON STOCK
------------------------------------

SERIES F CONVERTIBLE PREFERRED STOCK

     The Company has an authorized class of 100,000 shares of $0.01 par value Series F Convertible preferred stock ("Series F Preferred Stock"). On December 15, 2003, the Company issued 100,000 shares of Series F Convertible Preferred Stock in conjunction with the extension of the Company's senior term loan's maturity date. The 100,000 preferred shares were initially convertible into 1,728,955 shares of Common Stock of the Company. The holders of the Preferred Stock are entitled to receive dividends as if the shares had been converted to Common Stock if dividends are paid on the Company's common stock. The Series F Preferred Stock may not be redeemed by the Company. The estimated value of the Series F Preferred Stock was recorded as a debt discount and was being amortized over the initial term of the senior term loans through March 31, 2005. However, when the senior term loans were amended on November 30, 2004, the remaining debt discount of $1.4 million was written off. On November 30, 2004, 99,000 shares of the Series F Preferred Stock were converted into 1,711,665 shares of Common Stock of the Company leaving 1,000 shares of the Series F Preferred Stock outstanding.

SERIES D CONVERTIBLE PREFERRED STOCK

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

     On October 15, 2002, the Company and preferred stockholders agreed to amend the Certificates of Designations of Series D, Series E-1 and Series E-2 Preferred Stock to (i) reduce the conversion price from $200 per share for the Series D Preferred Stock and from $187.50 per share for Series E Preferred Stock to $131.25 per share for both Series D and Series E Preferred Stock; and (ii) extend the redemption date to July 16, 2006. With the assistance of a valuation firm, the Company determined that the additional value associated with the reduction in the conversion price was offset by the extension of the redemption date and that there was no loss or gain attributable to the amendment to the Certificates of Designations.

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

COMMON STOCK AND WARRANTS

     On November 30, 2004, the Company completed a private placement of 400,000 Units at the price of $60.00 per Unit. Each Unit consisted of five (5) shares of the Company's common stock and one (1) common stock purchase warrant. Each Warrant will entitle the holder to purchase, commencing 180 days from the date of issuance, one (1) share of common stock at an exercise price of $15.00 per share. Each Warrant has a term of three (3) years, but will be callable at $15.00 per share by the Company commencing twelve months following completion of the placement if the closing market price of the Company's common stock exceeds $18.75 for 10 consecutive trading days.


NOTE 11 - STOCK-BASED COMPENSATION PLANS AND WARRANTS
-----------------------------------------------------

STOCK OPTIONS AND WARRANTS

     The Company issued options pursuant to its 1996 Stock Option Plan (the "1996 Plan") and the 1998 Non-Qualified Stock Option
Plan (the "1998 Plan"). The Company also grants stock awards pursuant to its 2000 Stock Award Plan (the "2000 Plan"),
Management Equity Incentive Plan, and 2004 Management Bonus Plan, described below. Collectively, the 1996 Plan, the 1998 Plan, and the 2000 Plan provide for the granting of up to 160,000 shares. At December 31, 2004, the Company has approximately 50,027 shares remaining that can be granted under the 1996 Plan, the 1998 Plan, and the 2000 Plan. All options under the 1996 Plan, the 1998 Plan and the 2000 Plan are granted at a price approximating fair market value at the date of grant, have vesting periods ranging from issuance date to five years, have maximum terms ranging from five to seven years and are issued to directors, officers, consultants and employees of the Company. The Management Equity Incentive Plan provides for the granting of 1,094,712 shares of common stock and 377,339 options for the purchase of one share of common stock at a price of $12 per share. The 2004 Management Bonus Plan provides for the granting of 10,000 shares of common stock valued at $12.00 per share.

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

     The fair value of each option granted during 2002 was estimated on the date of grant using the Black Scholes option pricing model based on the weighted-average assumptions of: risk-free interest rate of 4.08%; expected volatility of 57.2%;
expected life of three years; and an expected dividend yield of zero. No options were granted in 2003 and 2004.

     The following table summarizes stock option activity for the periods noted. All options listed below were issued to officers, directors, employees and consultants.

                                                        WEIGHTED-
                                                         AVERAGE
                                         AMOUNT      EXERCISE PRICE
                                         ------      --------------
Outstanding at December 31, 2001         74,030        $ 201.25
     Granted                              3,700        $ 183.75
     Expired or canceled                (10,280)       $ 189.25
     Exercised                           (5,740)       $ 132.75
                                       --------
  Outstanding at December 31, 2002       61,710        $ 197.45
     Granted                                  -               -
     Expired or canceled                 (7,760)       $ 207.45
     Exercised                                -               -
                                       --------

  Outstanding at December 31, 2003       53,950        $ 207.43
     Granted                                  -               -
     Expired or canceled                (39,270)       $ 198.54
     Exercised                                -               -
                                       --------
  Outstanding at December 31, 2004       14,680(a)     $ 231.22
                                       ========

  Options exercisable at
   December 31, 2002                     54,690        $ 196.50
                                       ========
  Options exercisable at
   December 31, 2003                     53,150        $ 206.98
                                       ========
  Options exercisable at
   December 31, 2004                     14,520        $ 231.29
                                       ========
Weighted-average years of remaining
 contractual life of options
 outstanding at December 31, 2004          0.48
                                       ========

     (a) Exercise prices vary from $165.63 to $293.75 and expiration dates vary from February 2005 to February 2007 as displayed in the following table:

------------------------------------------------------------------------------
                                                               EXERCISABLE
                                                               -----------
                                WEIGHTED
                                AVERAGE     WEIGHTED                  WEIGHTED
                               REMAINING    AVERAGE                   AVERAGE
   RANGE OF        NUMBER     CONTRACTUAL   EXERCISE       NUMBER     EXERCISE
EXERCISE PRICES  OUTSTANDING      LIFE       PRICE      OUTSTANDING    PRICE
---------------  -----------  -----------   --------    -----------   --------

$165.63-$234.38     13,280        0.44      $ 228.32       13,120     $ 228.36

$243.75-$293.75      1,400        0.87      $ 258.75        1,400     $ 258.75
                    ------                                 ------
                    14,680                                 14,520
                    ======                                 ======

     The weighted-average fair value of options granted during 2002 was $83.22.

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

     In December 2003, warrants to purchase 94,000 shares of common stock were exercised for $23,500 in total cash proceeds. At December 31, 2004, warrants to purchase 8,600 shares of common stock of the Company at a weighted average exercise price of $190.00 per share remained outstanding.

2000 STOCK AWARD PLAN

     The Cadiz Inc. 2000 Stock Award Plan ("Stock Award Plan") was approved by the Company's shareholders in May 2000. Under the Stock Award Plan, the Company may issue various forms of stock awards including restricted stock and deferred stock units to attract, retain and motivate key employees or other eligible persons. As of December 31, 2004, the Company had no outstanding deferred stock units granted under the Stock Award Plan. Each of the units entitled the holder to receive one share of the Company's common stock for each deferred stock unit three years from the date of grant. During the year ended December 31, 2004, 1,289 stock units were exchanged for shares of the Company's common stock and the remaining deferred stock units were cancelled in exchange for a payment to the holders of approximately $9,000. The Company charged $0, $152,000, and $579,000 to expense during the years ended December 31, 2004, 2003 and 2002, respectively, in connection with the Stock Award Plan.

MANAGEMENT EQUITY INCENTIVE PLAN

     In December 2003, concurrently with the completion of the Company's then current financing arrangements with ING, the Company's board of directors authorized the adoption of a Management Equity Incentive Plan (the "Incentive Plan"). Under the Incentive Plan, a total of 1,472,051 shares of common stock may be granted to key personnel. The Board has formed allocation committees to direct the initial allocation of 717,373 of these shares and a subsequent allocation of the remaining shares in the form of 377,339 shares of common stock and 377,339 shares in the form of options to purchase common stock at the price of $12.00 per share. Any grant of shares will be subject to vesting conditions. The 717,373 initial allocation shares will vest 2/3 immediately on the date of the grant and the remaining 1/3 will vest on December 11, 2005. The subsequent allocation of 377,339 shares of common stock and 377,339 shares in the form of options to purchase common stock will vest 1/3 upon grant, 1/3 on December 7, 2005 and 1/3 on December 7, 2006. All grants will be subject to continued employment or immediate vesting upon termination without cause.

     No shares have been granted, issued or allocated to specific individuals under the Incentive Plan.

2004 MANAGEMENT BONUS PLAN

     In December 2004, the Company, with board approval, adopted the Cadiz Inc. 2004 Mangement Bonus Plan (the "Bonus Plan") pursuant to which a total of 10,000 shares of Cadiz common stock, valued at $12 per share, were authorized for issuance to Mr. Brackpool as a performance bonus. See item 11 "Executive Compensation". These shares had not yet been issued under the Bonus Plan but the liability and compensation expense have been recorded in the 2004 financial statements.

STOCK PURCHASE WARRANTS

     On November 30, 2004 the Company completed a private placement of 400,000 units, each Unit consisting of five (5) shares of the Company's common stock and one (1) common stock purchase warrant. Each of the 400,000 warrants entitle the holder to purchase, commencing 180 days from the date of issuance, one (1) share of common stock at an exercise price of $15.00 per share. Each Warrant has a term of three (3) years, but will be callable by the Company commencing twelve months following completion of the placement if the closing market price of the Company's common stock exceeds $18.75 for 10 consecutive trading days.


NOTE 12 - SEGMENT INFORMATION
-----------------------------

        With Sun World's filing of voluntary petitions for relief under Chapter 11 of the Bankruptcy code as further described in
Note 1, the primary business of the Company is to acquire and develop water resources. Prior to the filing of voluntary petitions the Company had two reportable segments; water resources (Cadiz) and agriculture (Sun World). The accounting policies of the segments are the same as those described in the summary of significant accounting polices. The Company's operations are reported in the following business segments:

        Financial information by reportable business segment is reported in the following tables:

                                           2004     2003     2002
                                           ----     ----      ----
                                               ($ in thousands)
External sales:
   Water Resources                       $     47  $    157  $     16
   Agricultural                                 -     3,005   114,234
                                         --------  --------  --------
Consolidated                             $     47  $  3,162  $114,250
                                         ========  ========  ========

Inter-segment sales:
   Water Resources                       $      -  $    146  $  2,051
   Agricultural                                 -      (146)   (2,051)
                                         --------  --------  --------
Consolidated                             $      -  $      -  $      -
                                         ========  ========  ========

Total sales:
   Water Resources                       $     47  $    303  $  2,067
   Agricultural                                 -     3,005   114,234
   Other                                        -      (146)   (2,051)
                                         --------  --------  --------
Consolidated                             $     47  $  3,162  $114,250
                                         ========  ========  ========

Profit (loss) before income taxes:
   Water Resources                       $ (3,530) $ (5,236) $ (7,575)
   Agricultural                                 -    (1,200)    6,446
   Other                                   (3,443)     (195)       76
   Interest expense                        (9,064)   (4,905)  (21,172)
                                         --------  --------  --------
Consolidated                             $(16,037) $(11,536) $(25,665)
                                         ========  ========  ========

Assets:
   Water Resources                       $ 51,071  $ 49,526  $ 45,591
   Agricultural                                 -         -   146,417
   Other                                        -         -      (125)
                                         --------  --------  --------
Consolidated                             $ 51,071  $ 49,526  $191,883
                                         ========  ========  ========

Capital expenditures:
   Water Resources                       $      8  $     34  $    805
   Agricultural                                 -       337     2,652
                                         --------  --------  --------
Consolidated                             $      8  $    371  $  3,457
                                         ========  ========  ========

Depreciation and amortization:
   Water Resources                      $     527  $    553  $  1,022
   Agricultural                                 -       190     6,458
                                         --------  --------  --------
Consolidated                             $    527  $    743  $  7,480
                                         ========  ========  ========

Interest expense, net:
   Water Resources                       $  9,064  $  3,636  $  5,108
   Agricultural                                 -     1,269    16,299
   Other                                        -         -      (235)
                                         --------  --------  --------
Consolidated                             $  9,064  $  4,905  $ 21,172
                                         ========  ========  ========


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


NOTE 14 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
----------------------------------------------------
(In thousands except per share data)

                                       QUARTER ENDED
                     ------------------------------------------------
                     MARCH 31,  JUNE 30,  SEPTEMBER 30,  DECEMBER 31,
                       2004       2004        2004          2004
                       ----       ----        ----          ----
Revenues             $     11   $      9   $     12       $     15
Gross profit               11          9         12             15
Net loss applicable
 to common stock       (2,815)    (2,724)    (2,894)        (7,604)
Net loss per
 common share        $  (0.43)  $  (0.41)  $  (0.44)      $  (1.04)


                                       QUARTER ENDED
                     ------------------------------------------------
                     MARCH 31,  JUNE 30,  SEPTEMBER 30,  DECEMBER 31,
                       2003       2003        2003          2003
                       ----       ----        ----          ----
Revenues             $  3,046   $     97   $     19       $      -
Gross profit (loss)       367         47       (154)           (63)
Net loss applicable
 to common stock       (5,171)    (1,951)    (3,013)        (3,919)
Net loss per
 common share        $  (3.53)  $  (0.92)  $  (1.32)      $  (1.17)

                              CADIZ INC.

     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

----------------------------------------------------------------------
BALANCE SHEET ($ IN THOUSANDS)            DECEMBER 31, 2003
----------------------------------------------------------------------

ASSETS

Current assets:
 Cash and cash equivalents                     $  3,422
 Prepaid expenses and other                         248
                                               --------
  Total current assets                            3,670

Property, plant, equipment and water
 programs, net                                   39,514
Goodwill                                          3,813
Restricted cash                                   2,142
Other assets                                        387
                                               --------
                                               $ 49,526
                                               ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                              $    857
 Accrued liabilities                              1,545
                                               --------

  Total current liabilities                       2,402

Long-term debt                                   30,253
Other liabilities                                   654

Contingencies

Stockholders' equity:
 Series F convertible preferred stock -
  $.01 par value:
  100,000 shares authorized, shares issued
   and outstanding - 100,000 at December
   31, 2003                                           1
 Common stock - $0.01 par value;
  70,000,000 shares authorized; shares
  issued and outstanding 6,471,384
  at December 31, 2003                               65

 Additional paid-in capital                     184,974
 Accumulated deficit                           (168,823)
                                               --------

 Total stockholders' equity                      16,217
                                               --------
                                               $ 49,526
                                               ========

                         CADIZ INC.

   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

----------------------------------------------------------------------
STATEMENT OF OPERATIONS               YEAR ENDED DECEMBER 31,
($ IN THOUSANDS)                          2003      2002
----------------------------------------------------------------------

Total revenues                          $    303  $  2,067
                                        --------  --------
Costs and expenses:
 Cost of sales                               333       103
 General and administrative                4,653     7,500
 Removal of underperforming crops              -     1,017
 Write off of investment in subsidiary       195         -
 Depreciation and amortization               553     1,022
                                        --------  --------

 Total costs and expenses                  5,734     9,642
                                        --------  --------

Operating loss                            (5,431)   (7,575)

Loss from subsidiary                      (2,469)   (9,540)

Interest expense, net                      3,636     5,108
                                        --------  --------

Net loss before income taxes             (11,536)  (22,223)

Income taxes                                   -         2
                                        --------  --------

Net loss                                 (11,536)  (22,225)

Less:  Preferred stock dividends             918     1,125
       Imputed dividend on
        preferred stock                    1,600       984
                                        --------  --------

Net loss applicable to common stock     $(14,054) $(24,334)
                                        ========  ========

                         CADIZ INC.

 SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

--------------------------------------------------------------
                                       YEAR ENDED DECEMBER 31,
                                       -----------------------
STATEMENT OF CASH FLOWS ($ IN THOUSANDS)  2003      2002
--------------------------------------------------------------

Cash flows from operating activities:
 Net loss                              $ (11,536) $(22,225)
 Adjustments to reconcile net loss to
  net cash used for operating
  activities:
  Depreciation and amortization            1,336     5,181
  Write off of investment in subsidiary      195         -
  Stock issued for services                  550         -
  Compensation paid through settlement
   of note receivable from officer           841         -
  Interest paid in common stock               12         -
  Loss from subsidiary                     2,470     9,540
  (Gain) loss on disposal of assets           43        (3)
  Removal of underperforming crops             -     1,017
  Compensation charge for deferred
   stock units                               126       272
  Accrued interest on note receivable
   from officer                                -       (22)
  Changes in operating assets and
   liabilities:
   Increase in due to subsidiary               -    (1,360)
   Decrease (increase) in prepaid
    expenses and other                        75      (112)
   Decrease in accounts payable             (155)     (189)
   Increase (decrease) in accrued
    liabilities                            1,117        (9)
   Increase in due to affiliate               45         -
                                        --------  --------

  Net cash used for operating activities  (4,881)   (7,910)
                                        --------  --------


Cash flows from investing activities:
 Additions to property, plant
  and equipment                                -      (138)
 Additions to developing crops                 -       (24)
 Additions to water programs                 (34)     (643)
 Proceeds from disposal of property,
  plant and equipment                          -         3
 Loan to officer                             181    (1,000)
 Increase in restricted cash              (2,142)        -
 Increase in other assets                      5       124
                                        --------  --------

  Net cash used for investing activities  (1,990)   (1,678)
                                        --------  --------


Cash flows from financing activities:
 Net proceeds from issuance of stock      10,304       764
 Financing costs                            (400)        -
 Proceeds from convertible note payable      200         -
 Net proceeds from short-term borrowings       -    10,000
 Intercompany revolver with subsidiary         -      (977)
 Bank overdraft                                -      (410)
                                        --------  --------

  Net cash provided by financing
   activities                             10,104     9,377
                                        --------  --------

Net increase (decrease) in cash and
 cash equivalents                          3,233      (211)

Cash and cash equivalents,
 beginning of period                         189       400
                                        --------  --------

Cash and cash equivalents,
 end of period                          $  3,422  $    189
                                        ========  ========

                                   CADIZ INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 ($ IN THOUSANDS)

                    BALANCE AT     ADDITIONS CHARGED TO                 BALANCE
YEAR ENDED          BEGINNING     COSTS AND       OTHER                  AT END
DECEMBER 31, 2004   OF PERIOD     EXPENSES       ACCOUNTS  DEDUCTIONS  OF PERIOD
-----------------   ----------    ---------      --------  ----------  ---------

 Tax valuation
  allowance          $  43760     $      -       $    623   $      -    $ 44,383
                     ========     ========       ========   ========    ========

YEAR ENDED
DECEMBER 31, 2003
-----------------

 Allowance for
  doubtful accounts  $    547     $      -       $    547   $      -    $      -
                     ========     ========       ========   ========    ========
 Tax valuation
  allowance          $ 65,018            -       $(21,258)  $      -    $ 43,760
                     ========     ========       ========   ========    ========

YEAR ENDED
DECEMBER 31, 2002
-----------------

 Allowance for
  doubtful accounts  $    506     $    200       $      -   $    159    $    547
                     ========     ========       ========   ========    ========
 Tax valuation
  allowance          $ 59,405     $      -       $  5,613   $      -    $ 65,018
                     ========     ========       ========   ========    ========

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholder of Sun World International, Inc.


     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholder's deficit present fairly, in all material respects, the financial position of Sun World International, Inc., a wholly-owned subsidiary of Cadiz Inc., and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the accompanying financial statements, Sun World International, Inc. had a stockholder's deficit of $13.8 million and $21.1 million at December 31, 2004 and 2003, respectively. In addition, Sun World International, Inc. and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on January 30, 2003. Management continues to operate the Company as a debtor-in-possession until a Plan of Reorganization is approved by its creditors and confirmed by the Bankruptcy Court. The Company's objectives in regard to this matter are also discussed in Note 1. The accompanying financial statements have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business. The uncertainties inherent in the bankruptcy process raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  PricewaterhouseCoopers LLP
-------------------------------
PricewaterhouseCoopers LLP

Los Angeles, California
March 2, 2005

                 SUN WORLD INTERNATIONAL, INC.
                    (DEBTOR-IN-POSSESSION)
           (A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

             CONSOLIDATED STATEMENT OF OPERATIONS

--------------------------------------------------------------------

                                       YEAR ENDED DECEMBER 31,
($ IN THOUSANDS)                       2004     2003       2002
--------------------------------------------------------------------

Revenues                             $118,555  $100,938  $114,583
                                     --------  --------  --------
Costs and expenses:
 Cost of sales                         92,713    86,989    86,880
 General and administrative             8,745     8,889     9,243
 Intellectual property defense
    and professional fees (Note 15)         -         -     1,710
 Removal of underperforming crops       1,307       926     3,497
 Depreciation and amortization          5,927     6,873     6,458
                                     --------  --------  --------

                                      108,692   103,677   107,788
                                     --------  --------  --------

Operating income (loss)                 9,863    (2,739)    6,795

(Gain) loss on sale of property        (1,329)     (387)      349
Interest expense, net (contractual
 interest for fiscal year 2004 and
 2003 was $15,281 and $17,041,
 respectively)                          1,193     2,932    16,299
                                     --------  --------  --------

Income (loss) before reorganization
 items and income taxes                 9,999    (5,284)   (9,853)

Reorganization items:
   Debt issuance costs                      -       912         -
 Professional fees                      2,949     3,770         -
                                     --------  --------  --------

Total reorganization items              2,949     4,682         -
                                     --------  --------  --------

Income (loss) before income taxes       7,050    (9,966)   (9,853)

Income tax (benefit) expense               89       102        (2)
                                     --------  --------  --------

Net income (loss)                    $  6,961  $(10,068) $ (9,851)
                                     ========  ========  ========

See accompanying notes to the consolidated financial statements.

                   SUN WORLD INTERNATIONAL, INC.
                     (DEBTOR-IN-POSSESSION)
             (A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

                    CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------
                                                  DECEMBER 31,
($ IN THOUSANDS)                                 2004      2003
--------------------------------------------------------------------
ASSETS

Current assets:
 Cash and cash equivalents                     $  5,311  $  1,548
 Restricted cash                                  3,344         -
 Accounts receivable, net                         6,243     7,031
 Inventories                                     12,078    12,851
 Prepaid expenses and other                       1,745     1,817
                                               --------  --------

    Total current assets                         28,721    23,247

Property, plant, and equipment, net             104,647   107,812
Intangible assets                                 1,909     1,903
Other assets                                      6,424     6,568
                                               --------  --------

 Total assets                                  $141,701  $139,530
                                               ========  ========

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
 Accounts payable                              $  4,944  $  5,689
 Accrued liabilities                              2,993     2,280
 Revolving credit facility                            -     4,423
 Long-term debt, current portion                    722       125
                                               --------  --------

     Total current liabilities                    8,659    12,517

Long-term debt                                        9       730

Deferred income taxes                             5,447     5,447

Other liabilities                                    17       365
                                               --------  --------

  Total liabilities not subject to compromise    14,132    19,059
                                               --------  --------

Liabilities subject to compromise under
 reorganization proceedings                     141,387   141,606
                                               --------  --------

Contingencies (Note 16)

Stockholder's deficit:
 Common stock, $0.01 par value, 300,000
  shares authorized;
  42,000 shares issued and outstanding                -         -
 Additional paid-in capital                      39,479    39,123
 Accumulated deficit                            (53,297)  (60,258)
                                               --------  --------

  Total stockholder's deficit                   (13,818)  (21,135)
                                               --------  --------

 Total liabilities and stockholder's deficit   $141,701  $139,530
                                               ========  ========

See accompanying notes to the consolidated financial statements..

                   SUN WORLD INTERNATIONAL, INC.
                     (DEBTOR-IN-POSSESSION)
             (A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

               CONSOLIDATED STATEMENT OF CASH FLOWS

----------------------------------------------------------------------
                                        YEAR ENDED DECEMBER 31,
                                        -----------------------
($ IN THOUSANDS)                       2004      2003      2002
----------------------------------------------------------------------

Cash flows from operating activities:
Net income (loss)                    $  6,961  $(10,068) $ (9,851)
Adjustments to reconcile net income
 (loss) to net cash provided by
 (used for) operating activities:
  Depreciation and amortization         5,934     6,987     8,295
  Write off of debt issuance costs          -       912         -
  Valuation allowance                       -     1,500         -
  (Gain) loss on sale of property      (1,329)     (387)      349
  Removal of underperforming crops      1,307       926     3,497
  Shares of KADCO stock earned
   for services                             -      (938)   (1,250)
  Compensation charge for deferred
   stock units                             20       211       307
  Changes in operating assets and
   liabilities:
   Decrease (increase) in accounts
    receivable                            919      (299)     (406)
   Decrease (increase) in inventories     409       246    (1,039)
   Decrease (increase) in prepaid
    expenses and other                     72      (974)     (265)
   Decrease in accounts payable          (745)   (3,143)   (4,176)
   Increase in accrued liabilities        713       247       687
   Decrease in due to parent                -         -      (668)
   (Decrease) increase in other
    liabilities                           (11)     (159)      315
                                     --------  --------  --------
Net cash provided by (used for)
 operating activities before
 reorganization items                  14,250     1,347    (4,205)
(Decrease) increase in liabilities
 subject to compromise under
 reorganization proceedings              (219)      559         -
                                     --------  --------  --------

  Net cash provided by (used for)
   operating activities                14,031     1,906    (4,205)
                                     --------  --------  --------

Cash flows from investing activities:
Additions to property, plant,
 and equipment                         (2,169)   (2,831)     (500)
Additions to developing crops          (2,919)   (1,963)   (2,152)
Proceeds from disposal of property,
 plant and equipment                    3,009     2,754     2,460
Increase in restricted cash            (3,344)        -         -
Increase in other assets                 (298)     (539)     (219)
                                     --------  --------  --------

  Net cash used for investing
   activities                          (5,721)   (2,579)     (411)
                                     --------  --------  --------

Cash flows from financing activities:
 Proceeds from issuance of
  long-term debt                            -       136         -
 Principal payments on
  long-term debt                         (124)     (978)     (762)
 Net (payments) proceeds from
  short-term borrowings                (4,423)       23     4,400
 Intercompany revolver with parent          -         -     2,960
                                     --------  --------  --------

  Net cash (used for) provided by
   financing activities                (4,547)     (819)    6,598
                                     --------  --------  --------

Net increase (decrease) in cash and
 cash equivalents                       3,763    (1,492)    1,982

Cash and cash equivalents at
 beginning of period                    1,548     3,040     1,058
                                     --------  --------  --------

Cash and cash equivalents at
 end of period                       $  5,311  $  1,548  $  3,040
                                     ========  ========  ========

See accompanying notes to the consolidated financial statements.

                   SUN WORLD INTERNATIONAL, INC.
                      (DEBTOR-IN-POSSESSION)
             (A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

        CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

($ in thousands)
------------------------------------------------------------------------
                    COMMON STOCK   ADDITIONAL               TOTAL
                    ------------    PAID-IN   ACCUMULATED STOCKHOLDERS'
                   SHARES  AMOUNT   CAPITAL     DEFICIT  EQUITY(DEFICIT)
                   ------  ------   -------     -------  ---------------

Balance as of
 December 31, 2001  42,000 $    -  $ 38,273    $(40,339)   $ (2,066)

Revaluation of
 derivative for
 warrants issued
 by parent               -      -       235           -         235

Net loss                 -      -         -      (9,851)     (9,851)
                    ------ ------  --------    --------    --------

Balance as of
 December 31, 2002  42,000      -    38,508     (50,190)    (11,682)

Exchange of deferred
 stock units for
 parent's common
 stock                   -      -       615           -         615


Net loss                 -      -         -     (10,068)    (10,068)
                    ------ ------  --------    --------    --------

Balance as of
 December 31, 2003  42,000      -    39,123     (60,258)    (21,135)

Exchange of deferred
 stock units for
 parent's common
 stock                   -      -       356           -         356

Net income               -      -         -       6,961       6,961
                    ------ ------  --------    --------    --------

Balance as of
 December 31, 2004  42,000 $    -  $ 39,479    $(53,297)   $(13,818)
                    ====== ======  ========    ========    ========

See accompanying notes to the consolidated financial statements.

               SUN WORLD INTERNATIONAL, INC.
                 (DEBTOR-IN-POSSESSION)
        (A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND REORGANIZATION UNDER CHAPTER 11
-----------------------------------------------------------------

     Founded in 1975, Sun World International, Inc. ("SWII" or "Sun World") and its subsidiaries (collectively, the "Company") operate as the wholly-owned agricultural segment of Cadiz Inc. ("Cadiz"). The Company is an integrated agricultural operation that owns approximately 17,000 acres of land, primarily located in two major growing areas of California: the San Joaquin Valley and the Coachella Valley. Fresh produce, including table grapes, stonefruit, citrus, peppers and watermelons is marketed, packed and shipped to food wholesalers and retailers located throughout the United States and to more than 30 foreign countries. The Company owns and operates two cold storage and packing facilities located in California.

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

     The four Sun World entities referred to above are the joint proponents of the Debtors' Joint Plan of Reorganization Dated November 24, 2003 (the "Plan"). The Plan provided for the restructuring of Sun World's balance sheet by providing for Sun World to issue equity interests in the Reorganized Company to the holders of its First Mortgage Notes in full satisfaction of their mortgage note claims; for the payment in full of convenience claims and trade claims; and for Sun World to issue equity interests in the Reorganized Company to entities holding certain other unsecured claims in full satisfaction of those claims. The holders of Sun World's secured First Mortgage Notes were unable to reach agreement on various Plan issues, and the Plan as presented was not confirmable. Thereafter, following an extensive marketing process, Sun World entered into, subject to Court approval, an asset purchase agreement ("APA") in December 2004 with BDCM Opportunity Fund, L.P. ("BDCM""), a major holder of the First Mortgage Notes, under which BDCM would acquire substantially all of the Company's assets subject to overbids at a Court authorized auction. Following the auction on January 13, 2005, BDCM was declared the winning bidder and the Court approved on January 14, 2005, an amended APA under which BDCM agreed to acquire substantially all of the Company's assets in exchange for cash and credit consideration of $127.8 million, plus payment and assumption of certain liabilities totaling an estimated $14 million, including the trade claims, which approximates net book value of the acquired assets as of December 31, 2004. Thereafter, BDCM assigned its rights under the APA to Sun World International LLC ("SW LLC"), a subsidiary of BDCM. The agreement with SW LLC closed on February 25, 2005. The Company plans to file an amended Plan to distribute the remaining consideration left in the Company (estimated at approximately $50 million after interim distributions/credits to the holders of First Mortgage Notes of approximately $78 million upon closing as authorized by the Court).

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of SWII and its subsidiaries, all of which are wholly-owned. All significant inter-company transactions have been eliminated.

BANKRUPTCY ACCOUNTING

     Since the Chapter 11 bankruptcy filing, the Company has applied the provisions of SOP 90-7, which does not significantly change the application of accounting principles generally accepted in the United States of America; however, it does require that the financial statements for periods including and subsequent to filing the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. As disclosed in the Consolidated Statement of Operations, reorganization items consist of the write off of unamortized debt issuance costs as of the Petition Date in 2003 of $912,000 and professional fees directly associated with the reorganization of $2,949,000 and $3,770,000 in 2004 and 2003,
respectively. Payments of professional fees incurred totaled approximately $2,838,000 and $2,963,000 for the years ended December 31, 2004 and 2003, respectively.

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

     Revenues attributable to one national retailer totaled approximately $17,900,000 in 2004, $11,100,000 in 2003 and
$9,600,000 in 2002.   Revenue for another national retailer
totaled $13,300,000 in 2004 and $11,600,000 in 2003.  Export sales accounted for approximately 9.9%, 12.4% and 12.1%, of the Company's revenues for the years ended December 31, 2004, 2003 and 2002, respectively. Service revenues and license revenues were less than 10% of total revenues for each of the years in the three-year period ended December 31, 2004.

RESEARCH AND DEVELOPMENT

     The Company incurs costs to research, develop and license to third parties new varieties of proprietary products. Research and development costs are expensed as incurred. Such costs were approximately $3,195,000 for the year ended December 31, 2004, $2,791,000 for the year ended December 31, 2003 and $2,424,000 for the year ended December 31, 2002 and are included in general and administrative expenses in the Consolidated Statement of Operations.

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

RESTRICTED CASH

     In conjunction with the APA signed with BDCM in December 2004, Sun World funded approximately $3.3 million of cash into an escrow account to cover $0.5 million in capped expense reimbursement for actual and reasonable outside legal, financial and other fees and expenses related to the acquisition and approximately $2.8 million for a liquidated damages payment to be paid if BDCM terminates the APA on account of an uncured breach by Sun World as defined in the APA.

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

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company annually evaluates its long-lived assets, including intangibles, for potential impairment. When circumstances indicate that the carrying amount of the asset may not be recoverable, as demonstrated by estimated future cash flows, an impairment loss would be recorded based on fair value. No assets were considered impaired at December 31, 2004 and 2003 (see Note 1).

     During the years ended December 31, 2004, 2003 and 2002, the Company incurred costs to remove certain underperforming crops, primarily stonefruit, citrus, and wine grapes. The Company recorded charges of $1,307,000, $926,000 and $3,497,000 in 2004,
2003 and 2002, respectively, in connection with the removal of these crops which is shown under the heading "Removal of underperforming crops" on the Consolidated Statement of Operations.

INTANGIBLE AND OTHER ASSETS

     Water rights are stated at cost. All costs directly attributable to the development of such rights are being capitalized by the Company which, to date, have not been significant.

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

     In October 1999, the Company entered into a management agreement with Kingdom Agricultural Development Company (KADCO) to develop and manage up to 100,000 acres of agricultural land in southern Egypt called the Tushka project. KADCO is controlled by His Royal Highness Prince Alwaleed Bin Talal Bin Abdulaziz Alsaud. As compensation for project development and management, the Company earned a quarterly fee of $312,500 based upon meeting developmental milestones to be paid through an equity interest in KADCO. The management agreement expired on September 30, 2003. The Company will receive licensing revenues from KADCO in the future based upon plantings of proprietary varieties at the Tushka project. KADCO is currently engaged in a private placement to raise the required funds to develop the project.
The Company anticipates receiving shares in KADCO for payment of its project development and management fee in connection with the completion of the private placement. The amount of shares to be received will be the current per share price used for the private placement divided into the total amount of management fee earned which is shown under the heading, "Receivable from KADCO to be paid in common shares" in Note 6.

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

SUPPLEMENTAL CASH FLOW INFORMATION

     Cash payments for interest for the years ended December
31, 2004, 2003 and 2002 were $1,257,000, $1,748,000 and
$14,484,000, respectively.


NOTE 3 - ACCOUNTS RECEIVABLE
-----------------------------

     Accounts receivable consist of the following (dollars in thousands):

                                               DECEMBER 31,
                                             2004      2003
                                             ----      ----
        Trade receivables                  $  3,719  $  4,054
        Other                                 2,745     3,447
                                           --------  --------

                                              6,464     7,501

        Less allowance for doubtful
         accounts                              (221)     (470)
                                           --------  --------

                                           $  6,243  $  7,031
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


NOTE 4 - INVENTORIES
--------------------

   Inventories consist of the following (dollars in thousands):

                                              DECEMBER 31,
                                             2004      2003
                                             ----      ----
        Growing crops                     $   9,892  $ 10,427
        Materials and supplies                1,992     2,235
        Harvested product                       194       189
                                           --------  --------

                                           $ 12,078  $ 12,851
                                           ========  ========

     Depreciation related to permanent crops and related farming equipment included in growing crop inventory totaled $1,771, $1,833 and $2,131 at December 31, 2004, 2003 and 2002,
respectively.

NOTE 5 - PROPERTY, PLANT, AND EQUIPMENT
---------------------------------------

   Property, plant, and equipment consist of the following
(dollars in thousands):

                                               DECEMBER 31,
                                              2004      2003
                                              ----      ----
        Land                               $ 43,600  $ 44,325
        Permanent crops                      54,088    56,218
        Developing crops                     10,129     9,413
        Buildings                            22,734    21,780
        Machinery and equipment              16,496    16,531
                                           --------  --------
                                            147,047   148,267
       Less accumulated depreciation        (42,400)  (40,455)
                                           --------  --------
                                           $104,647  $107,812
                                           ========  ========

     Depreciation expense for 2004, 2003 and 2002 was $5,630,
$6,521 and $6,156, respectively.


NOTE 6 - INTANGIBLE AND OTHER ASSETS
------------------------------------

     Intangible and other assets consist of the following
(dollars in thousands):

                                               DECEMBER 31,
                                              2004      2003
                                              ----      ----

        Water rights                       $  2,555  $  2,559
        Deferred loan costs, net                  -         7
        Long-term receivables                   369       502
        Capitalized trademark
         development, net                     1,909     1,903
        Receivable from KADCO to be paid
         in common shares                     5,000     5,000
                                           --------  --------

                                              9,833     9,971
        Valuation allowance                  (1,500)   (1,500)
                                           --------  --------

                                           $  8,333  $  8,471
                                           ========  ========

     Amortization expense of deferred loan costs was $7, $113 and $802 in 2004, 2003 and 2002, respectively, and is included in interest expense in the Consolidated Statement of Operations. Amortization expense for capitalized trademark development was $297, $352 and $302 in 2004, 2003, and 2002, respectively.
Future amortization of capitalized trademark development is as follows (in thousands): $302 - 2005; $302 - 2006; $294 - 2007;
$229 - 2008; $782 - 2009 and thereafter.

NOTE 7 - ACCRUED LIABILITIES
----------------------------

     Accrued liabilities consist of the following (dollars in thousands):

                                             DECEMBER 31,
                                            2004      2003
                                            ----      ----

        Payroll and benefits               $  2,611  $  1,931
        Other                                   382       349
                                           --------  --------

                                           $  2,993  $  2,280
                                           ========  ========


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

Debtor-In-Possession (DIP) financing:

   On January 31, 2003, the Bankruptcy Court approved an interim $15 million dollar DIP financing facility. On March 3, 2003, the Bankruptcy Court approved a final DIP financing facility agreement with the same lender. The DIP financing, as amended, provides for varying commitment levels based upon the Company's seasonal borrowing requirements with a peak commitment level of $35 million during the June through August time frame. The DIP financing during 2004 bore interest at the greater of Prime plus
4 percent or 8 percent, and is secured by substantially all of the Company's assets. The DIP financing agreement was amended in November 2004 to (a) extend the maturity date to November 30, 2005;
(b) reduce the interest rate to either Prime plus 0% to 1% or LIBOR plus 2% to 3% at the Company's election based upon trailing 12 month EBITDA levels; and (c) eliminate all financial covenants. Borrowing availability is determined based on the lesser of: (1) eligible percentages of inventory and accounts receivable plus a specified amount starting at $15 million in March 2003 and reduced by $150,000 per month thereafter; (2) certain multiples of trailing 12 months EBITDA as defined in the credit agreement;
or (3) eligible percentage of the current value of all real property. The Company is required to meet certain customary covenants. Approximately $0 and $4.4 million was outstanding under the DIP financing facility at December 31, 2004 and 2003, respectively.


NOTE 9 - LONG-TERM DEBT
-----------------------

   At December 31, 2004 and 2003, the carrying amount of the Company's outstanding debt is summarized as follows based upon the original contractual maturities (dollars in thousands):


                                              DECEMBER 31,
                                             2004      2003
                                             ----      ----
     Amounts classified under Long-term debt:

   Series B First Mortgage Notes, interest
    payable semi-annually, with principal
    due in April 2004, interest at 11.25%
    (default interest at 12.25%)           $115,000  $115,000

   Unsecured term loan, interest payable
    quarterly, due December 31, 2002,
    default interest at LIBOR plus 5%         5,000     5,000

   Note payable to insurance company,
    quarterly installments of $120
    (including interest), due January 1,
    2005, interest at 7.75%                     654       654

   Other                                         77       201
                                           --------  --------

                                            120,731   120,855

   Less: Current portion                       (722)     (125)

         Amounts subject to compromise
          under reorganization proceedings (120,000) (120,000)
                                           --------  --------
                                           $      9  $    730
                                           ========  ========

     Pursuant to the Company's various loan agreements, the contractual maturities of long-term debt outstanding (in thousands) at December 31, 2004 are as follows: 2005 - $120,731 and 2006 - $9. Included in these amounts are significant pre-petition obligations for which payments have been suspended as a result of the Chapter 11. Therefore, the commitments shown above will not reflect actual cash outlays in the future period.

     As a result of the Chapter 11, all required principal payments on pre-petition debt were suspended other than for obligations classified as "Other" above. For the period subsequent to the Petition Date, interest on the debt classified under "Liabilities subject to compromise under reorganization proceedings" was not paid or accrued in accordance with SOP 90-7. Contractual interest on these debt instruments at the default rate for the years ending December 31, 2004 and 2003, respectively was $14.0 million and $13.2 million in excess of recorded interest of $0 and $1.1 million, respectively included in the Consolidated Statement of Operations for these debt instruments.

     In April 1997, the Company issued $115 million of Series A First Mortgage Notes through a private placement. The notes have subsequently been exchanged for Series B First Mortgage Notes, which are registered under the Securities Act of 1933 and are publicly traded. Prior to the Chapter 11 bankruptcy filing, the First Mortgage Notes were secured by a first lien (subject to certain permitted liens) on substantially all of the assets of the Company and its subsidiaries other than growing crops, crop inventories and accounts receivable and proceeds thereof, which secured the Revolving Credit Facility. With the entering into the DIP Facility as described in Note 8, the note holders now have a second position on substantially all of the Company's assets for so long as the DIP Facility is outstanding.

     The First Mortgage Notes are also secured by the guarantees of Coachella Growers, Inc., Sun Desert, Inc., Sun World/Rayo, and
Sun World International de Mexico S.A. de C.V. (collectively, the "Sun World Subsidiary Guarantors") and by Cadiz. Cadiz also pledged all of the stock of Sun World as collateral for its guarantee. See Note 13 for additional discussion of the Cadiz guarantee.

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

NOTE 10 - LIABILITIES SUBJECT TO COMPROMISE UNDER
          REORGANIZATION PROCEEDINGS
-------------------------------------------------

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

     Pursuant to an order of the Bankruptcy Court, Sun World mailed notices to all known creditors that the deadline for filing proofs of claim with the Court was August 29, 2003. An estimated 340 claims were filed as of August 29, 2003. Amounts that Sun World has recorded are in many instances different from amounts filed by our creditors. Differences between amounts scheduled by Sun World and claims by creditors are being investigated and resolved in connection with our claims resolution process. Until the process is complete, the ultimate number and amount of allowable claims cannot be ascertained. The ultimate resolution of these claims will be based upon the final plan of reorganization. Pursuant to the APA (see Note 1), holders of trade claims totaling an estimated $3.0 million entered into a trade vendor agreement with SW LLC and SW LLC assumed those claims upon closing of the asset purchase.

     Liabilities subject to compromise under reorganization proceedings are summarized as follows (dollars in thousands):

                                              DECEMBER 31,
                                             2004      2003
                                             ----      ----

        Accounts payable                   $  4,092  $  4,311
        Interest payable                      3,795     3,795
        Due to parent company (see note 13)  13,500    13,500
        Long-term debt (see note 9)         120,000   120,000
                                           --------  --------

            Total                          $141,387  $141,606
                                           ========  ========

NOTE 11 - INCOME TAXES
----------------------

     Significant components of the Company's deferred income tax assets and liabilities as of December 31, 2004 and 2003 are as follows (dollars in thousands):

                                              DECEMBER 31,
                                             2004      2003
                                             ----      ----
   Deferred tax liabilities:
        Net fixed assets basis difference  $  9,615  $  9,111
        Other                                    48        48
                                           --------  --------

          Total deferred tax liabilities      9,663     9,159
                                           --------  --------

   Deferred tax assets:
        Net operating losses                 25,781    28,079
        State taxes                           1,853     1,853
        Reserves and accruals                   210       748
        Other                                   886       989
                                           --------  --------
          Total deferred tax assets          28,730    31,669

   Valuation allowance for deferred
    tax assets                              (24,514)  (27,957)
                                           --------  --------

          Net deferred tax liability       $  5,447  $  5,447
                                           ========  ========

     As of December 31, 2004, the Company has net operating loss
(NOL) carryforwards of approximately $71.1 million for federal income tax purposes. Such carryforwards expire in varying amounts through the year 2023. As of December 31, 2004, the Company has state NOL carryforwards of approximately $44.6 million. These NOL carryforwards expire in varying amounts through the year 2014.

     A reconciliation of the income tax expense (benefit) to the statutory federal income tax rate is as follows (dollars in thousands):

                                       YEAR ENDED DECEMBER 31,
                                       2004     2003      2002
                                       ----     ----      ----

  Expected federal income tax
   expense (benefit) at 34%         $  2,397  $ (3,388) $ (3,350)
  Loss with no tax benefit provided        -     2,696     3,322
  Utilization of net
   operating losses                   (3,009)        -         -
  Federal AMT refund                      30         -       (73)
  State income tax                         7         2         3
  Foreign withholding taxes               52       100        68
  Restructuring costs                    588       661         -
  Other non-deductible expenses           24        31        28
                                    --------  --------  --------

       Income tax expense (benefit) $     89  $    102  $     (2)
                                    ========  ========  ========

NOTE 12 - EMPLOYEE BENEFIT PLANS
--------------------------------

     The Company participates in the Cadiz Inc. 401(k) Plan for its employees. Employees must work 1,000 hours annually and have completed one year of service to be eligible to participate in this plan. The Company matches 100% of the first three percent deferred by an employee and 50% of the next two percent deferred. For those hourly employees covered under a collective bargaining agreement, contributions are made to a multi-employer pension plan in accordance with negotiated labor contracts and are generally based on the number of hours worked. Total Company contributions to these plans (in thousands) totaled $426 in 2004, $296 in 2003 and $266 in 2002.


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

     In November 2003, the Company, Cadiz and holders of the majority of the First Mortgage Notes entered into a settlement agreement with respect to the various claims between the parties which was approved by the Bankruptcy Court. The settlement agreement provided for the following: (1) Cadiz would be allowed a general unsecured claim of $13.5 million in full and final settlement of all of its claims against the Company; (2) the Company and Cadiz consented to the termination of all contracts and agreement to which Cadiz and the Company are parties including the services agreement and tax sharing agreement described above but excluding the agricultural lease; (3) Cadiz waived any contention that it was entitled to a recovery on account of its equity interest in Sun World.

     In addition, pursuant to the settlement agreement, Cadiz agreed to assign its $13.5 million claim to a trust for the benefit of those holders of First Mortgage Notes who elect to receive their prorata share of this trust. Further, Cadiz agreed to pledge its equity ownership in the Company to the trust. The $13.5 million claim is classified under the caption "Liabilities subject to compromise under reorganization proceedings" on the Consolidated Balance Sheet at December 31, 2004 and 2003.

     The Company made payments to Cadiz of $0 million for 2004, $0.3 million for 2003, and $1.9 million for 2002, pursuant to the services agreement (including the agricultural lease) described above.


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


NOTE 15 - INTELLECTUAL PROPERTY DEFENSE AND PROFESSIONAL FEES
-------------------------------------------------------------

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