Form 10-Q
period 2005-03-31
CADIZ INC
filed 2005-05-16
CIK 727273

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D. C. 20549


                            FORM 10-Q


 (Mark One)
 [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 for the quarterly
                    period ended March 31, 2005

                               OR

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from. . .to. . .

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

As of May 13, 2005, the Registrant had 10,965,568 shares of common stock, par value $0.01 per share, outstanding.

FOR THE THREE MONTHS ENDED MARCH 31, 2005                         PAGE
======================================================================

                   PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          CADIZ INC. CONSOLIDATED FINANCIAL STATEMENTS

          Unaudited Statement of Operations for the three months
          ended March 31, 2005 and 2004. . . . . . . . . . . . . . . 1

          Unaudited Balance Sheet as of March 31, 2005 and
          December 31, 2004. . . . . . . . . . . . . . . . . . . . . 2

          Unaudited Statement of Cash Flows for the three months
          ended March 31, 2005 and 2004. . . . . . . . . . . . . . . 3

          Unaudited Statement of Stockholders' Equity for the three
          months ended March 31, 2005. . . . . . . . . . . . . . . . 4

          Unaudited Notes to the Consolidated Financial Statements. .5

SUN WORLD INTERNATIONAL, INC. CONSOLIDATED FINANCIAL STATEMENTS

          Unaudited Statement of Operations for the three months
          ended March 31, 2005 and 2004. . . . . . . . . . . . . . .10

          Unaudited Balance Sheet as of March 31, 2005 and
          December 31, 2004. . . . . . . . . . . . . . . . . . . . .11

          Unaudited Statement of Cash Flows for the three months
          ended March 31, 2005 and 2004. . . . . . . . . . . . . . .12

          Unaudited Statement of Stockholder's Equity for the three
          months ended March 31, 2005. . . . . . . . . . . . . . . .13

          Unaudited Notes to the Consolidated Financial Statements. 14


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . .19

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK. . . . . . . . . . . . . . . . . . . . . . . . . . . 24

ITEM 4.   CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . .24

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . .25

                               Page i

                         CADIZ INC.

         CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

-----------------------------------------------------------------------
                                                FOR THE THREE MONTHS
                                                   ENDED MARCH 31,
                                                   ---------------
(IN THOUSANDS EXCEPT PER SHARE DATA)               2005       2004
-----------------------------------------------------------------------

Revenues                                         $     15  $     11
                                                 --------  --------
Costs and expenses:
 General and administrative                           954       538
 Depreciation and amortization                         67       131
                                                 --------  --------

 Total costs and expenses                           1,021       669
                                                 --------  --------

Operating loss                                     (1,006)     (658)
                                                 --------  --------

Interest
 Interest expense                                     512     2,166
 Interest income                                      (54)       (9)
                                                 --------  --------
 Interest expense, net                                458     2,157
                                                 --------  --------

Net loss before income taxes                       (1,464)   (2,815)
Income tax expense                                    105         -
                                                 --------  --------

Net loss after income taxes                      $ (1,569) $ (2,815)
                                                 ========  ========
Basic and diluted net loss per common share      $  (0.15) $  (0.43)
                                                 ========  ========

Basic and diluted weighted average
  shares outstanding                               10,335     6,548
                                                 ========  ========

  See accompanying notes to the consolidated financial statements.

                             CADIZ INC.

                CONSOLIDATED BALANCE SHEET (UNAUDITED)

-----------------------------------------------------------------------
                                                 MARCH 31, DECEMBER 31,
($ IN THOUSANDS)                                   2005      2004
-----------------------------------------------------------------------

ASSETS

Current assets:
 Cash and cash equivalents                       $  8,292  $  9,031
 Prepaid interest expense                           1,038     1,106
 Prepaid expenses and other                           195       116
                                                 --------  --------

      Total current assets                          9,525    10,253

 Property, plant, equipment and water
  programs, net                                    35,485    35,552
 Goodwill                                           3,813     3,813
 Other assets                                       1,189     1,453
                                                 --------  --------

                                                 $ 50,012  $ 51,071
                                                 ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                $    553  $    470
 Accrued liabilities                                  504       743
                                                 --------  --------

      Total current liabilities                     1,057     1,213

Long-term debt                                     25,339    25,000

Commitments and contingencies

Stockholders' equity:
  Series F convertible preferred stock -
   $.01 par value:
   100,000 shares authorized; shares issued
    and outstanding - 1,000 at March 31,
    2005 and December 31, 2004                          -         -
  Common stock - $.01 par value; 70,000,000
   shares authorized; shares issued and
   outstanding - 10,351,539 at March 31,
   2005 and 10,324,339 at December 31, 2004           104       103
  Additional paid-in capital                      209,941   209,615
  Accumulated deficit                            (186,429) (184,860)
                                                 --------  --------
  Total stockholders' equity                       23,616    24,858
                                                 --------  --------
                                                 $ 50,012  $ 51,071
                                                 ========  ========

   See accompanying notes to the consolidated financial statements.

                           CADIZ INC.

          CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

-----------------------------------------------------------------------
                                                FOR THE THREE MONTHS
                                                   ENDED MARCH 31,
                                                   ---------------
($ IN THOUSANDS)                                    2005      2004
-----------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                        $ (1,569)  $(2,815)
 Adjustments to reconcile net loss to
  net cash used for operating activities:
  Depreciation and amortization                        74     1,158
  Interest expense added to loan principal            339       707
  Changes in operating assets and liabilities:
   Increase in prepaid expenses and other             (79)     (146)
   Decrease in prepaid borrowing expense              407         -
   Increase (decrease) in accounts payable             82       (73)
   Increase (decrease) in accrued liabilities          88      (395)
                                                 --------  --------
 Net cash used for operating activities              (658)   (1,564)
                                                 --------  --------
Cash flows from investing activities:
 Decrease in restricted cash                            -       709
 Increase in other assets                             (81)        -
                                                 --------  --------

Net cash (used by) provided by investing
 activities                                           (81)      709
                                                 --------  --------

Net decrease in cash and cash equivalents            (739)     (855)

Cash and cash equivalents, beginning of period      9,031     3,422
                                                 --------  --------

Cash and cash equivalents, end of period         $  8,292  $  2,567
                                                 ========  ========

  See accompanying notes to the consolidated financial statements.

                                 CADIZ INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

--------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31, 2005
($ IN THOUSANDS)
--------------------------------------------------------------------------------
           PREFERRED STOCK    COMMON STOCK  ADDITIONAL                TOTAL
           ---------------    ------------   PAID-IN   ACCUMULATED STOCKHOLDERS'
           SHARES   AMOUNT  SHARES   AMOUNT  CAPITAL     DEFICIT      EQUITY
           ------   ------  ------   ------  -------     -------      ------
Balance as
 of December
 31, 2004    1,000  $  -  10,324,339  $  103  $ 209,615  $(184,860)   $  24,858

Issuance
 of common
 stock for
 services        -     -      27,200       1        326          -          327

Net loss         -     -           -       -          -     (1,569)      (1,569)
           -------  ----  ----------  ------  ---------  ---------    ---------
Balance as
 of March
 31, 2005    1,000  $  -  10,351,539  $  104  $ 209,941  $(186,429)   $  23,616
           =======  ====  ==========  ======  =========  =========    =========

      See accompanying notes to the consolidated financial statements.

                          CADIZ INC.

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
------------------------------

GENERAL

     The Consolidated Financial Statements have been prepared by Cadiz Inc., sometimes referred to as "Cadiz" or "the Company", without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2004.

     The foregoing Consolidated Financial Statements include the accounts of the Company and contain all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the Company's financial position, the results of its operations and its cash flows for the periods presented and have been prepared in accordance with generally accepted accounting principles.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of results for the entire fiscal year ending December 31, 2005.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business. The Company incurred losses of $1.6 million for the three months ended March 31, 2005 and $16 million for the year ended December 31, 2004. The Company had working capital of $8.5 million at March 31, 2005 and used cash in operations of $0.7 million for the three months ended March 31, 2005 and $7.6 million for the year ended December 31, 2004. Currently, the Company's sole focus is the development of its water resources program.

     During the year ended December 31, 2004, the Company raised $21.3 million in cash through a private sale of common stock. Based on current forecasts, the Company believes it has sufficient resources to fund operations beyond March 2006. The Company's current resources do not provide the capital necessary to fund the water development project should the Company be required to do so. There is no assurance that additional financing (public or private) will be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of the Company's existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If the Company cannot raise needed funds, it might be forced to make further substantial reductions in its operating expenses, which could adversely affect its ability to implement its current business plan and ultimately its viability as a company.

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

GOODWILL

     The Company has $3.8 million of goodwill which resulted from a merger in May 1988 between two companies, which eventually became known as Cadiz Inc. Goodwill is not amortized but is tested for impairment annually in the first quarter, or earlier if events occur which require an impairment analysis be performed. The Company performed an impairment test of its goodwill in the first quarter of 2005 and determined that its goodwill was not impaired as its market capitalization at March 31, 2005 of $159.4 million was in excess of the Company's net book value of $23.8 million at that date.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board issued SFAS no. 123(R) (revised 2004), "Share-Based Payment" which amends SFAS Statement 123 and will be effective for public companies for annual periods beginning after June 15, 2005. The new standard will require the Company to recognize compensation costs in its financial statements in an amount equal to the fair value of share-based payments granted to employees and directors. The Company is currently evaluating how it will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on its financial position and results of operations.

STOCK-BASED COMPENSATION

     As permitted under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock options and other stock-based employee awards. Pro forma information regarding net loss and loss per share, as calculated under the provisions of SFAS 123, as amended by SFAS 148, are disclosed in the table below. The Company accounts for equity securities issued to non-employees in accordance with the provision of SFAS 123 and Emerging Issues Task Force 96-18.

     Had compensation cost for these plans been determined using fair value the Company's net loss and net loss per common share would have increased to the following pro forma amounts (dollars in thousands):

                               THREE MONTHS ENDED MARCH 31,
                                    2005         2004
                                    ----         ----

Net loss applicable to
 common stock:
               As reported       $ (1,569)    $ (2,815)
               Included in
                Net loss                -            -
               Expense under
                SFAS 123                -            -
                                 --------     --------
               Pro forma         $ (1,569)    $ (2,815)
                                 ========     ========

Net loss per common share:
               As reported       $  (0.15)    $  (0.43)
               Expense under
                SFAS 123                -            -
                                 --------     --------
               Pro forma         $  (0.15)    $  (0.43)
                                 ========     ========

     See Note 2 to the Consolidated Financial Statements included in the Company's Form 10-K for a discussion of the Company's accounting policies.


NOTE 2 - PROPERTY, PLANT EQUIPMENT AND WATER PROGRAMS
-----------------------------------------------------

     Property, plant, equipment and water programs consist of the following (in thousands):

                                                MARCH 31, DECEMBER 31,
                                                  2005       2004
                                                  ----       ----

          Land and land improvements             $ 22,010  $ 22,010
          Water programs                           14,274    14,274
          Buildings                                 1,408     1,408
          Machinery and equipment                   3,599     3,599
                                                 --------  --------

                                                   41,291    41,291
          Less accumulated depreciation            (5,806)   (5,739)
                                                 --------  --------

                                                 $ 35,485  $ 35,552
                                                 ========  ========

           Depreciation expense totaled $67 thousand and $131 thousand during the three months ended March 31, 2005 and 2004.

NOTE 3 - LONG-TERM DEBT
-----------------------

     On November 30, 2004 the Company entered into an amendment of its senior term loan agreement with ING whereby it repaid in full the senior term loan portion of the facility with ING of $10 million and reduced to $25 million the outstanding principal balance under the existing revolving portion of the loan. The terms and conditions of the loan facility with ING were amended in order to extend the maturity date of the debt until March 31, 2010, conditioned upon a further principal reduction of $10 million on or before March 31, 2008, with an interest rate through March 31, 2008 of 4% cash plus 4% paid in kind ("PIK") increasing to 4% cash plus 6% PIK for interest periods commencing on and after April 1, 2008.

     Interest is payable semiannually on March 31 and September
30 each year. The PIK portion will be added to the outstanding principal balance.

     On March 31, 2005, the 4% cash interest from November 30, 2004 in the amount of $0.3 million was paid by applying it to a $2.4 million credit against loan obligations created by ING as consideration for units purchased by ING as part of a $24 million private placement completed by the Company in November 2004, leaving a credit balance of $2.1 million. On the same date, the accrued 4% PIK portion in the amount of $0.3 million was added to the principal balance of the loan.

     The terms of the loan facilities require certain mandatory prepayments from the cash proceeds of future equity issuances by the Company and prohibit the payment of dividends.

     The senior term loan is secured by substantially all of the assets of the Company.


NOTE 4 - INCOME TAXES
---------------------

     In February 2005, our wholly owned subsidiary Sun World
International Inc.("Sun World") completed the sale of substantially all of its assets.

     The sale will generate a total gain at Sun World of approximately $11.3 million and $45.2 million for federal and state income tax purposes, respectively. For regular income tax purposes this gain is not expected to generate a tax liability, in that Sun World and Cadiz file a consolidated tax return and the companies have sufficient tax attributes to offset the gain from Sun World. However, because of state apportionment factors and the Alternative Minimum Tax (AMT) rules, Cadiz is expected to have a tax liability of approximately $105 thousand, which amount has been accrued as of March 31, 2005. The actual tax liability will vary from this estimate based upon taxable income generated during 2005.


NOTE 5 - NET LOSS PER COMMON SHARE
----------------------------------

     Basic earnings per share (EPS) is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any, by the weighted-average common shares outstanding. Options, deferred stock units, warrants, convertible debt, and preferred stock that are convertible into shares of the Company's common stock were not considered in the computation of diluted EPS because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 421,000 and 1,751,000 shares (including Series F preferred stock convertible into 17,290 and 1,729,000 shares of common stock and warrants convertible into 400,000 and 0 shares of common stock) at March 31, 2005 and 2004, respectively.


NOTE 6 - PREFERRED AND COMMON STOCK
-----------------------------------

     During the quarter ended March 31, 2005, we issued 27,200 shares of common stock in consideration for services valued at $326,400. The shares were issued at $12 per share, the price of the November 2004 private placement at which time the issue of the shares was authorized, the services rendered and the amounts accrued.

SUN WORLD INTERNATIONAL, INC.
(DEBTOR-IN-POSSESSION)
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------
                                                  THREE MONTHS ENDED
                                                      MARCH 31,
($ IN THOUSANDS)                                   2005       2004
------------------------------------------------------------------------

Revenues                                         $  6,809  $ 12,277
                                                 --------  --------
Costs and expenses:
 Cost of sales                                      6,372    11,255
 General and administrative                         1,306     2,403
 Depreciation and amortization                        337       474
                                                 --------  --------

   Total costs and expenses                         8,015    14,132
                                                 --------  --------

Operating loss                                     (1,206)   (1,855)

Loss (gain) on sale of assets                          18      (152)

Interest (income) expense, net (contractual
 interest for 2005 and 2004, respectively
 was $3,462 and $3,915)                               (60)      393
                                                 --------  --------

Loss before reorganization items and
 income taxes                                      (1,164)   (2,096)

Reorganization items:
 Employee incentive payments                        1,655         -
 Professional fees                                    628       418
 Gain on sale of assets                              (594)        -
                                                 --------  --------

Total reorganization items                          1,689       418
                                                 --------  --------

Loss before income taxes                           (2,853)   (2,514)

Income tax (benefit) expense                       (5,047)       62
                                                 --------  --------

Net income (loss)                                $  2,194  $ (2,576)
                                                 ========  ========

  See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(DEBTOR-IN-POSSESSION)
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED BALANCE SHEET  (Unaudited)
-----------------------------------------------------------------------
                                               MARCH 31,  DECEMBER 31,
 ($ IN THOUSANDS)                                2005         2004
-----------------------------------------------------------------------
ASSETS

Current assets:
 Cash and cash equivalents                       $ 48,636  $  5,311
 Restricted cash                                    1,660     3,344
 Accounts receivable, net                               -     6,243
 Inventories                                            -    12,078
 Prepaid expenses and other                            86     1,745
                                                 --------  --------

    Total current assets                           50,382    28,721

Property, plant, equipment, net                         -   104,647

Intangible assets                                       -     1,909

Other assets                                            -     6,424
                                                 --------  --------

 Total assets                                    $ 50,382  $141,701
                                                 ========  ========

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
 Accounts payable                                $    239  $  4,944
 Accrued liabilities                                1,386     2,993
 Income tax payable                                   365         -
 Revolving credit facility                              -         -
 Long-term debt, current portion                        -       722
                                                 --------  --------

     Total current liabilities                      1,990     8,659

Long-term debt                                          -         9
Deferred income taxes                                   -     5,447
Other liabilities                                       -        17
                                                 --------  --------

     Total liabilities not subject to compromise    1,990    14,132
                                                 --------  --------

Liabilities subject to compromise under
 reorganization proceedings                        60,016   141,387

Contingencies

Stockholder's deficit:
 Common stock, $0.01 par value, 300,000 shares
  authorized; 42,000 shares issued and
  outstanding                                           -         -
 Additional paid-in capital                        39,479    39,479
 Accumulated deficit                              (51,103)  (53,297)
                                                 --------  --------

     Total stockholder's deficit                  (11,624)  (13,818)
                                                 --------  --------

     Total liabilities and stockholder's deficit $ 50,382  $141,701
                                                 ========  ========

  See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(DEBTOR-IN-POSSESSION)
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------
                                           THREE MONTHS ENDED MARCH 31,
($ IN THOUSANDS)                                  2005       2004
-----------------------------------------------------------------------

Cash flows from operating activities:
Net income (loss)                                $  2,194  $ (2,576)
Adjustments to reconcile net income (loss) to
 net cash used for operating activities:
 Depreciation and amortization                        337       481
 Deferred income taxes                             (5,447)        -
 Gain on disposal of assets                          (576)     (152)
 Compensation charge for deferred stock units           -        20
 Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable         (248)      702
  Increase in inventories                          (3,655)   (7,159)
  Decrease in prepaid expenses and other              167       101
  (Decrease) increase in accounts payable            (803)      894
  Decrease in accrued liabilities                  (1,487)     (524)
  Increase in income tax payable                      365         -
                                                 --------  --------

  Net cash used before reorganization items        (9,153)   (8,213)
                                                 --------  --------

Decrease in liabilities subject to compromise
 under reorganization proceedings                 (38,282)        -
                                                 --------  --------

  Net cash used for operating activities          (47,435)   (8,213)
                                                 --------  --------

Cash flows from investing activities:
Additions to property, plant, and equipment          (299)     (663)
Additions to developing crops                        (745)   (1,257)
Proceeds from sale of assets                       90,854       157
Decrease in restricted cash                         1,684         -
Increase in other assets                              (55)      (64)
                                                 --------  --------

  Net cash provided by (used for)
   investing activities                            91,439    (1,827)
                                                 --------  --------

Cash flows from financing activities:
Principal payments on long-term debt                 (679)      (30)
Proceeds from short-term borrowings                     -     8,675
                                                 --------  --------

  Net cash provided by (used for)
   financing activities                              (679)    8,645
                                                 --------  --------

Net increase (decrease) in cash and
 cash equivalents                                  43,325    (1,395)

Cash and cash equivalents at beginning
 of period                                          5,311     1,548
                                                 --------  --------

Cash and cash equivalents at end of period       $ 48,636  $    153
                                                 ========  ========

Supplemental disclosure of cash flow information:
 Non-cash investing and financing activities
 Credit against purchase price on sale of
  assets in partial satisfaction of First
  Mortgage Notes                                 $ 40,048  $      -
                                                 ========  ========

  See accompanying notes to the consolidated financial statements.

SUN WORLD INTERNATIONAL, INC.
(DEBTOR-IN-POSSESSION)
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIT  (UNAUDITED)
--------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31, 2005
($ IN THOUSANDS)
--------------------------------------------------------------------------------
                                          ADDITIONAL                   TOTAL
                           COMMON STOCK    PAID-IN    ACCUMULATED  STOCKHOLDERS'
                         SHARES   AMOUNT   CAPITAL      DEFICIT       DEFICIT
                         ------   ------   -------      -------       -------

Balance as of
 December 31, 2004        42,000  $    -  $ 39,479    $ (53,297)     $ (13,818)

Net income                     -       -         -        2,194          2,194
                       ---------  ------  --------    ---------      ---------
Balance as of
 March 31, 2005           42,000  $    -  $ 39,479    $ (51,103)     $ (11,624)
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

SUN WORLD INTERNATIONAL, INC.
DEBTOR-IN-POSSESSION
(A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND REORGANIZATION UNDER CHAPTER 11
-----------------------------------------------------------------

     Founded in 1975, Sun World International, Inc. ("SWII" or "Sun World") and its subsidiaries (collectively, the "Company") operated as the wholly-owned agricultural segment of Cadiz Inc. ("Cadiz"). Prior to the sale discussed below, the Company was an integrated agricultural operation that owned approximately 17,000 acres of land, primarily located in two major growing areas of
California: the San Joaquin Valley and the Coachella Valley. Fresh produce, including table grapes, stonefruit, citrus, peppers and watermelons was marketed, packed and shipped to food wholesalers and retailers located throughout the United States and to more than 30 foreign countries. The Company owned and operated two cold storage and packing facilities located in California.

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

     The four Sun World entities referred to above are the joint proponents of the Debtors' Joint Plan of Reorganization Dated November 24, 2003 (the "Plan"). The Plan provided for the restructuring of Sun World's balance sheet by providing for Sun World to issue equity interests in the Reorganized Company to the holders of its First Mortgage Notes in full satisfaction of their mortgage note claims; for the payment in full of convenience claims and trade claims; and for Sun World to issue equity interests in the Reorganized Company to entities holding certain other unsecured claims in full satisfaction of those claims. The holders of Sun World's secured First Mortgage Notes were unable to reach agreement on various Plan issues, and the Plan as presented was not confirmable. Thereafter, following an extensive marketing process, Sun World entered into, subject to Court approval, an asset purchase agreement ("APA") in December 2004 with BDCM Opportunity Fund, L.P. ("BDCM""), a major holder of the First Mortgage Notes, under which BDCM would acquire substantially all of the Company's assets subject to overbids at a Court authorized auction. Following the auction on January 13, 2005,

BDCM was declared the winning bidder and the Court approved on January 14, 2005, an amended APA under which BDCM agreed to acquire substantially all of the Company's assets in exchange for cash and credit consideration of $127.8 million, plus payment and assumption of certain liabilities totaling an estimated $14 million, including the trade claims, which resulted in a gain on sale of assets of approximately $0.6 million. Thereafter, BDCM assigned its rights under the APA to Sun World International LLC ("SW LLC"), a subsidiary of BDCM. The agreement with SW LLC closed on February 25, 2005. The Company has filed in May 2005 an amended Plan to distribute the remaining consideration left in the Company (approximately $50 million after interim distributions/credits to the holders of First Mortgage Notes of approximately $78 million upon closing as authorized by the Court).

     The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business and in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". Accordingly, all pre-petition liabilities subject to compromise have been segregated in the Consolidated Balance Sheet and classified as "Liabilities subject to compromise under reorganization proceedings", at the estimated amount of allowable claims. The financial statements of the Company do not purport to reflect or to provide for all of the consequences of an ongoing Chapter 11 reorganization. Specifically, but not all-inclusive, the financial statements of the Company do not present: (a) the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 reorganization, or (b) the effect of changes which may be made resulting from a Plan of Reorganization.


NOTE 2 - BASIS OF PRESENTATION
------------------------------

     The Consolidated Financial Statements have been prepared by Sun World International, Inc. and its subsidiaries, collectively referred to as "Sun World" without audit and should be read in conjunction with the Sun World Consolidated Financial Statements and notes thereto included in the Cadiz Inc. Form 10-K for the year ended December 31, 2004. The foregoing Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, which Sun World considers necessary for a fair presentation.

     Since the Chapter 11 bankruptcy filing, the Company has applied the provisions of SOP 90-7, which does not significantly change the application of accounting principles generally accepted in the United States of America; however, it does require that the financial statements for periods including and subsequent to filing the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. As disclosed in the Consolidated Statements of Operations, reorganization items for the quarter ended March 31, 2005, consist of professional fees directly associated with the reorganization of $628,000, Court-approved bonuses paid to certain employees related to the successful sale of Sun World's assets of $1,655,000, and the gain on sale of Sun World's assets of $594,000. For the quarter ended March 31, 2004, reorganization items consist of professional fees directly associated with the reorganization of $418,000.

     See Note 2 to the Sun World Consolidated Financial
Statements included in the Cadiz Inc. latest Form 10-K for a discussion of Sun World's accounting policies.


NOTE 3 - INVENTORIES
--------------------

     Inventories consist of the following (dollars in thousands):

                                          MARCH 31, DECEMBER 31,
                                             2005      2004
                                             ----      ----

     Growing crops                        $      -  $  9,892
     Harvested product                           -       194
     Materials and supplies                      -     1,992
                                          --------  --------
                                          $      -  $ 12,078
                                          ========  ========


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

     Pursuant to the APA (see Note 1), holders of trade claims totaling an estimated $3.0 million entered into a trade vendor agreement with SW LLC and SW LLC assumed those claims upon
closing of the asset purchase.    In addition, as further
described in Note 5 approximately $78 million in interim distributions/credits to the holders of First Mortgage Notes was made upon closing of the sale of Sun World's assets as authorized by the Court.

     Liabilities subject to compromise under reorganization proceedings are summarized as follows (dollars in thousands):

                                          MARCH 31,  DECEMBER 31,
                                             2005       2004
                                             ----       ----

     Accounts payable                      $    787  $  4,092
     Due to parent company                   13,500    13,500
     Long-term debt and accrued interest     45,729   123,795
                                           --------  --------

          Total                            $ 60,016  $141,387
                                           ========  ========


NOTE 5 - SALE OF ASSETS
-----------------------

     On February 25, 2005, The Company completed the sale of substantially all of its assets to SW LLC (see Note 1). The sale resulted in a gain of $594,000 calculated as follows (in 000s):

     Cash proceeds to Sun World                    $ 49,684
     Credit/interim distribution to
       First Mortgage Notes                          78,066
                                                   --------
                                                    127,750
     Liabilities paid by buyer at closing             5,745
     Liabilities assumed by buyer                     8,572
                                                   --------
     Total purchase price                           142,067

     Assets sold:
         Cash                                          (833)
         Restricted cash                             (3,344)
         Accounts receivable, net                    (6,545)
         Inventory                                  (16,345)
         Prepaid expenses and other                  (1,492)
         Property, plant, and equipment, net       (104,631)
         Intangible assets                           (1,912)
         Other assets                                (6,371)
                                                   --------

     Gain on sale of assets                        $    594
                                                   ========

     As discussed in Note 4, in connection with the sale of assets, the Court authorized an interim distribution of a portion of the sales proceeds to the First Mortgage Note holders. The interim distribution was made in the form of (i) a credit to the buyer of $40,048,000 in partial satisfaction of the Notes held by the buyer and (ii) a prorata distribution of $38,018,000 at closing to the remaining Note holders

     As a result, the outstanding principal balance and accrued interest of the First Mortgage Notes, as included in Liabilities
Subject to Compromise, consist of the following (dollars in thousands):

                                          MARCH 31, DECEMBER 31,
                                            2005        2004
                                            ----        ----

     Balance outstanding                 $ 40,707    $ 118,773


NOTE 6 - INCOME TAXES
---------------------

     The income tax benefit at March 31, 2005 relates principally to the tax gain on the sale of assets and consists of estimated federal and state alternative minimum taxes of $375,000 and a deferred tax benefit of $5,447,000 due to the reduction in the deferred tax valuation allowance for the utilization of net operating loss carryforwards.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the following discussion contains trend analysis and other forward-looking statements. Forward-looking statements can be identified by the use of words such as "intends", "anticipates", "believes", "estimates", "projects", "forecasts", "expects", "plans" and "proposes". Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. These include, among others, our ability to maximize value from our Cadiz, California land and water resources; and our ability to obtain new financings as needed to meet our ongoing working capital needs. See additional discussion under the heading "Certain Trends and Uncertainties" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004.

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

     To this end in 1997 we commenced discussions with the Metropolitan Water District of Southern California ("Metropolitan") in order to develop a long-term agreement for a joint venture groundwater storage and supply program on our land in the Cadiz and Fenner valleys of eastern San Bernardino County (the "Cadiz Program"). Under the Cadiz Program, surplus water from the Colorado River would be stored in the aquifer system underlying our land during wet years. When needed, the stored water, together with indigenous groundwater, would be returned to the Colorado River Aqueduct for distribution to Metropolitan's member agencies throughout six southern California counties.

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

RESULTS OF OPERATIONS

THREE  MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED
MARCH 31, 2004
-----------------------------------------------------------------

     We have not received significant revenues from our water resource activity to date. As a result, we have historically incurred a net loss from operations. We had revenues of $15 thousand for the three months ended March 31, 2005 and $11 thousand for the three months ended March 31, 2004. Our net loss totaled $1.6 million for the three months ended March 31, 2005 compared to $2.8 million for the three months ended March 31, 2004.

     Our primary expenses are our ongoing overhead costs (i.e.
general and administrative expense) and our interest expense.

     REVENUES We had revenues of $15 thousand for the three months ended March 31, 2005 and $11 thousand for the three months ended March 31, 2004 with the increase attributable to the lease of additional Cadiz Ranch farming acreage to a third party.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses during the three months ended March 31, 2005 totaled $1.0 million compared to $0.5 million for the three months ended March 31, 2004. The increase in general and administrative expenses is primarily due to higher legal, audit and consulting expenses in the three months ended March 31, 2005.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three months ended March 31, 2005 and 2004 totaled $67 thousand and $131 thousand, respectively.. We incurred depreciation expense for permanent and developing crops in the 2004 period. These permanent and developing crops were written off in the last quarter of 2004 and were not subject to further depreciation in 2005, thereby resulting in a decrease in depreciation and amortization expense for the 2005 period.

     INTEREST EXPENSE, NET. Net interest expense totaled $0.5 million during the three months ended March 31, 2005, compared to $2.2 million during the same period in 2004. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                                 THREE MONTHS ENDED
                                                     MARCH 31,
                                                   2005      2004
                                                   ----      ----

      Interest on outstanding debt               $    505  $  1,139
      Amortization of financing costs                   7     1,027
      Interest income                                 (54)       (9)
                                                 --------  --------

                                                 $    458  $  2,157
                                                 ========  ========

     The decrease in net interest expense is due to a combination of a reduction in the outstanding balance of the ING loan and lower interest rates on that loan. In addition, during 2005 there was reduced amortization of financing costs, that included both debt discount and borrowing fees, as the prior balance was written off at the time of the November 30, 2004 amendment to the terms and conditions of the ING loan. The financing costs of the November 30, 2004 amended terms and conditions of the ING loan are lower and are being amortized over a longer period.

     The financing costs for the November 30, 2004 amended terms and conditions of the ING loan were $150 thousand.

     INCOME TAXES.  In February 2005, our wholly owned subsidiary
Sun World International Inc.("Sun World") completed the sale of substantially all of its assets.

     The sale will generate a total gain at Sun World of approximately $11.3 million and $45.2 million for federal and state income tax purposes, respectively. For regular income tax purposes this gain is not expected to generate a tax liability, in that Sun World and Cadiz file a consolidated tax return and the companies have sufficient tax attributes to offset the gain from Sun World. However, because of state apportionment factors and the Alternative Minimum Tax (AMT) rules, Cadiz is expected to have a tax liability of approximately $105 thousand that has been accrued as of March 31, 2005. The actual tax liability will vary from this estimate based upon taxable income generated during 2005.

LIQUIDITY AND CAPITAL RESOURCES

(A)  CURRENT FINANCING ARRANGEMENTS
     ------------------------------
     As we have not received significant revenues from our water resource activity to date, we have been required to obtain financing to bridge the gap between the time water resource development expenses are incurred and the time that revenue will commence. Historically, we have addressed these needs primarily through secured debt financing arrangements with our lenders, private equity placements and the exercise of outstanding stock options.

     Subsequent to the vote of Metropolitan's Board in October 2002 to not proceed with the Cadiz Program and Sun World's January 2003 bankruptcy filing, we have worked with our primary secured lender, ING Capital LLC, to structure our debt in a way which would allow us to continue our development of the Cadiz Program. We believe that we have accomplished this goal with a series of agreements with ING, the most recent of which concluded in November 2004.

     In November 2004 we entered into our most recent series of agreements with ING which provided for the repayment in full of our senior term loan facility with ING, the reduction to $25 million of the outstanding principal balance under our existing revolving credit facility; and amendments to the terms and conditions of our revolving credit facility with ING in order to extend the maturity date of the debt until March 31, 2010, conditioned upon a further principal reduction of $10 million on or before March 31, 2008, and reduce the interest rate through March 31, 2008 on the new outstanding balance to 4% cash plus 4% PIK (increasing to 4% cash plus 6% PIK for interest periods commencing on and after April 1, 2008). Additional details concerning the terms of this November 2004 restructuring are included in our Form 10-K for the year ended December 31, 2004.

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

     We have no outstanding credit facilities or preferred stock other than the Series F preferred stock held by ING as described in our 10-K for the year ended December 31, 2004.

     CASH USED FOR OPERATING ACTIVITIES. Cash used for operating activities was $0.7 million for the three months ended March 31, 2005, as compared to $1.6 million for the three months ended March 31, 2004. The decreased cash usage is primarily due to a smaller net loss and the reduction in prepaid borrowing expense for the payment of interest in the 2005 period. The $1.4 million reduction in net loss from $2.8 million in the 2004 period to $1.4 million in the 2005 was partly offset by a $1.1 million reduction in non-cash depreciation and amortization. The non-cash depreciation and amortization was $0.1 million in the 2005 period and $1.2 million in the 2004 period which included $1.0 million of amortization of financing costs, as explained above.

     CASH USED FOR INVESTING ACTIVITIES. During the three months ended March 31, 2005, $0.1 million was invested in assets.
During the three months ended March 31, 2004, $0.7 million was paid from the restricted cash account for the cash portion of interest due on the ING loan at March 31, 2004.

OUTLOOK

    SHORT TERM OUTLOOK. The proceeds of our 2003 and 2004 private placements in which we raised approximately $35 million have provided us with sufficient cash to meet our expected working capital needs for current operations until the Company will need to raise additional capital in order to fund the $10 million repayment of its borrowing from ING required to be made by March 2008 in order to obtain a further two year extension of the maturity date of the ING loan. See "Long Term Outlook", below. Approximately $12.7 million of the proceeds of our November 2004 private placement were used to reduce the principal balance, which included approximately $2.7 million in interest payable in kind ("PIK"), owed to ING under our ING credit facilities to $25 million. 40 Units in the 2004 private placement were issued to ING in consideration of a $2.4 million credit to be applied against obligations under the Company's $25 million borrowing from the lender. The remainder of the proceeds from the placements will be used to meet our ongoing working capital needs.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board issued SFAS no. 123(R) (revised 2004), "Share-Based Payment" which amends SFAS Statement 123 and will be effective for public companies for annual periods beginning after June 15, 2005. The new standard will require the Company to recognize compensation costs in its financial statements in an amount equal to the fair value of share-based payments granted to employees and directors.

The Company is currently evaluating how it will adopt the standard and evaluating the effect that the adoption of SFAS
123(R) will have on its financial position and results of operations.


CERTAIN KNOWN CONTRACTUAL OBLIGATIONS

                               PAYMENTS DUE BY PERIOD
CONTRACTUAL             LESS THAN
OBLIGATIONS    TOTAL      1 YEAR   1-3 YEARS   4-5 YEARS   AFTER 5 YEARS
-----------    -----    ---------  ---------   ---------   -------------

Long term
 debt
 obligations  $ 25,339  $      -   $ 10,000    $ 15,339      $      -

Operating
 leases            119       119          -           -             -
              --------  --------   --------    --------      --------
              $ 25,458  $    119   $ 10,000    $ 15,339      $      -
              ========  ========   ========    ========      ========


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

     Information about market risks for the three months ended
March 31, 2005 does not differ materially from that discussed under Item 7A of Cadiz' Annual Report on Form 10-K for the year ended December 31, 2004.


ITEM 4.   CONTROLS AND PROCEDURES

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based upon, and as of the date of that evaluation, our Chairman, Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective in timely alerting him to material information relating to Cadiz (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to affect, our internal control over financial reporting, and no corrective actions with regard to significant deficiencies or weaknesses.

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


ITEM 2.   CHANGES  IN  SECURITIES,  USE OF  PROCEEDS  AND  ISSUER
          PURCHASES OF EQUITY SECURITIES

     During the quarter ended March 31, 2005, the Company issued
27,200 shares of the Company's common stock in consideration for services valued at $326,400, or $12.00 per share.

     The issuances were not registered under the Securities Act of 1933, as amended (the "Securities Act"), but were exempt from the registration requirements of the Securities Act by virtue of
Section 4(2) of the Securities Act as the transactions did not involve public offerings, the number of investors was limited, the investors were provided with information about us, and we placed restrictions on the resale of the securities.


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


CADIZ INC.

By: /s/ Keith Brackpool                    May 16, 2005
   ---------------------------------       ----------------
     Keith Brackpool, Chairman of            Date
     the Board and Chief Executive
     Officer