Form 10-Q
period 2005-06-30
CADIZ INC
filed 2005-08-12
CIK 727273

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D. C. 20549

                            FORM 10-Q

(Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the quarterly period
                       ended June 30, 2005

                               OR

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 for the transition
                      period from .. to ...


                 Commission File Number 0-12114
                --------------------------------
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

As of July 19, 2005, the Registrant had 10,965,568 shares of common stock, par value $0.01 per share, outstanding.



                            CADIZ INC.

                              INDEX

                        FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005
------------------------------------------------------------------------
                                                                    PAGE

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     CADIZ INC. CONSOLIDATED FINANCIAL STATEMENTS

     Unaudited Statement of Operations for the three months ended
     June 30, 2005 and 2004 . . . . . . . . . . . . . . . . . . . . . .1

     Unaudited Statement of Operations for the six months ended
     June 30, 2005 and 2004 . . . . . . . . . . . . . . . . . . . . . .2

     Unaudited Balance Sheet as of June 30, 2005 and December 31, 2004.3

     Unaudited Statement of Cash Flows for the six months ended
     June 30, 2005 and 2004 . . . . . . . . . . . . . . . . . .  . . . 4

     Unaudited Statement of Stockholders' Equity for the six months ended June 30, 2005 . . . . . . . . . . . . . . . . . . . .  . . .5

     Unaudited Notes to the Consolidated Financial Statements . . . . .6

     SUN WORLD INTERNATIONAL, INC. CONSOLDIATED FINANCIAL STATEMENTS

     Unaudited Statement of Operations for the three months ended
     June 30, 2005 and 2004 . . . . . . . . . . . . . . . . . . . . . .12

     Unaudited Statement of Operations for the six months ended
     June 30, 2005 and 2004 . . . . . . . . . . . . . . . . . . . . . .13

     Unaudited Balance Sheet as of June 30, 2005 and
     December 31, 2004 . . . . . . . . . . . . . . . . . . . . . . . . 14

     Unaudited Statement of Cash Flows for the six months ended
     June 30, 2005 and 2004 . . . . . . . . . . . . . . . . . . . . . .15

     Unaudited Statement of Stockholder's Deficit for the six months ended June 30, 2005 . . . . . . . . . . . . . . . . . . . . . . . 16

     Unaudited Notes to the Consolidated Financial Statements . . . . .17

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . 22

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . 29

ITEM 4. CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . .29

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .29

                             Page i

                          CADIZ INC.

          CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

-------------------------------------------------------------------
                                             FOR THE THREE MONTHS
                                                ENDED JUNE 30,
($ IN THOUSANDS EXCEPT PER SHARE DATA)          2005      2004
-------------------------------------------------------------------

Revenues                                      $     15  $      9
                                              --------  --------
Costs and expenses:
 General and administrative                        877       479
 Compensation costs from stock and
  option awards                                 11,249         -
 Depreciation and amortization                      67       131
                                              --------  --------

Total costs and expenses                        12,193       610
                                              --------  --------

Operating loss                                 (12,178)     (601)

Interest expense, net                              496     2,123
                                              --------  --------

Loss before income taxes                       (12,674)   (2,724)
Reduction in estimated income tax expense           49         -
                                              --------  --------

Net loss                                      $(12,625) $ (2,724)
                                              ========  ========

Net loss applicable to common stock           $(12,625) $ (2,724)
                                              ========  ========

Basic and diluted net loss per common share   $  (1.18) $  (0.41)
                                              ========  ========

Basic and diluted weighted average shares
 outstanding                                    10,729     6,613
                                              ========  ========

See accompanying notes to the consolidated financial statements.

                          CADIZ INC.

       CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

-------------------------------------------------------------------
                                              FOR THE SIX MONTHS
                                                ENDED JUNE 30,
($ IN THOUSANDS EXCEPT PER SHARE DATA)          2005      2004
-------------------------------------------------------------------

Revenues                                      $     30  $     20
                                              --------  --------
Costs and expenses:
 General and administrative                      1,831     1,017
 Compensation costs from stock and
  option awards                                 11,249         -
 Depreciation and amortization                     134       262
                                              --------  --------

 Total costs and expenses                       13,214     1,279
                                              --------  --------

Operating loss                                 (13,184)   (1,259)

Interest expense, net                              954     4,280
                                              --------  --------

Loss before income taxes                       (14,138)   (5,539)
Income tax expense                                  56         -
                                              --------  --------

Net loss                                      $(14,194) $ (5,539)
                                              ========  ========

Net loss applicable to common stock           $(14,194) $ (5,539)
                                              ========  ========

Basic and diluted net loss per common share   $  (1.35) $  (0.84)
                                              ========  ========

Basic and diluted weighted average shares
 outstanding                                    10,533     6,580
                                              ========  ========

See accompanying notes to the consolidated financial statements.

                          CADIZ INC.

              CONSOLIDATED BALANCE SHEET (UNAUDITED)

-------------------------------------------------------------------
                                             JUNE 30, DECEMBER 31,
($ IN THOUSANDS)                               2005       2004
-------------------------------------------------------------------

ASSETS
Current assets:
 Cash and cash equivalents                    $  7,170  $  9,031
 Prepaid interest expense                        1,038     1,106
 Prepaid expenses and other                        181       116
                                              --------  --------
      Total current assets                       8,389    10,253

Property, plant, equipment and water
 programs, net                                  35,426    35,552
Goodwill                                         3,813     3,813
Other assets                                     1,158     1,453
                                              --------  --------

                                              $ 48,786  $ 51,071
                                              ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                             $    333  $    470
 Accrued liabilities                               732       743
                                              --------  --------
      Total current liabilities                  1,065     1,213

Long-term debt                                  25,339    25,000

Commitments and contingencies

Stockholders' equity:
 Series F convertible preferred stock -
  $.01 par value:
  100,000 shares authorized; shares issued
   and outstanding - 1,000 at June 30, 2005
   and December 31, 2004                             -         -
 Common stock - $.01 par value; 70,000,000
  shares authorized; shares issued and
  outstanding - 10,965,568 at June 30, 2005
  and 10,324,339 at December 31, 2004              110       103
 Additional paid-in capital                    221,326   209,615
 Accumulated deficit                          (199,054) (184,860)
                                              --------  --------
 Total stockholders' equity                     22,382    24,858
                                              --------  --------
                                              $ 48,786  $ 51,071
                                              ========  ========

See accompanying notes to the consolidated financial statements.

                          CADIZ INC.

        CONSOLIDATED STATEMENT OF CASH FLOWS (UNDAUDITED)

-------------------------------------------------------------------
                                             FOR THE SIX MONTHS
                                                ENDED JUNE 30,
 ($ IN THOUSANDS)                               2005      2004
-------------------------------------------------------------------

Cash flows from operating activities:
 Net loss                                     $(14,194) $ (5,539)
 Adjustments to reconcile net loss to
  net cash used for operating activities:
   Depreciation and amortization                   134     2,312
   Interest expense added to loan principal        339       707
   Stock issued for services                       469         -
   Compensation charge for stock awards and
    share options                               11,249         -
 Changes in operating assets and liabilities:
   Decrease in prepaid borrowing expense           339         -
   Increase in prepaid expenses and other          (65)     (111)
   Decrease in accounts payable                   (138)     (233)
   Increase (decrease) in accrued liabilities      (11)      789
                                              --------  --------

   Net cash used for operating activities       (1,878)   (2,075)
                                              --------  --------

Cash flows from investing activities:
 Additions to property, plant and equipment         (8)       (6)
 Decrease in restricted cash                         -       706
 Decrease in other assets                           25        19
                                              --------  --------

   Net cash provided by investing activities        17       719
                                              --------  --------

Net decrease in cash and cash equivalents       (1,861)   (1,356)

Cash and cash equivalents, beginning
 of period                                       9,031     3,422
                                              --------  --------

Cash and cash equivalents, end of period      $  7,170  $  2,066
                                              ========  ========

See accompanying notes to the consolidated financial statements.

                                CADIZ INC.

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

--------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30, 2005
($ IN THOUSANDS)
--------------------------------------------------------------------------------
           PREFERRED STOCK    COMMON STOCK  ADDITIONAL                TOTAL
           ---------------    ------------   PAID-IN   ACCUMULATED STOCKHOLDERS'
           SHARES   AMOUNT  SHARES   AMOUNT  CAPITAL     DEFICIT      EQUITY
           ------   ------  ------   ------  -------     -------      ------

Balance as
 of December
 31, 2004    1,000  $  -  10,324,339  $  103  $ 209,615  $(184,860)   $  24,858

Issuance
 of common
 stock for
 services        -     -      37,200       1        468          -          469

Grant of
 incentive
 shares and
 options         -     -     604,029       6     11,243          -       11,249

Net loss         -     -           -       -          -    (14,194)     (14,194)
           -------  ----  ----------  ------  ---------  ---------    ---------

Balance as
 of June
 30, 2005    1,000  $  -  10,965,568  $  110  $ 221,326  $(199,054)   $  22,382
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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2004. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of results for the entire fiscal year ending December 31, 2005.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business. The Company incurred losses of $14.2 million for the six months ended June 30, 2005 and $16 million for the year ended December 31, 2004. The Company had working capital of $7.3 million at June 30, 2005 and used cash in operations of $1.8 million for the six months ended June 30, 2005 and $7.6 million for the year ended December 31, 2004. Currently, the Company's sole focus is the development of its water resources program.

     During the year ended December 31, 2004, the Company raised $21.3 million in cash through a private sale of common stock. Based on current forecasts, the Company believes it has sufficient resources to fund operations beyond June 2006. The Company's current resources do not provide the capital necessary to fund the water development project should the Company be required to do so. There is no assurance that additional financing (public or private) will be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of the Company's existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If the Company cannot raise needed funds, it might be forced to make further substantial reductions in its operating expenses, which could adversely affect its ability to implement its current business plan and ultimately its viability as a company. These financial statements do not include any adjustments that might result from these uncertainties.

PRINCIPLES OF CONSOLIDATION

     In December 2003, the Company transferred substantially all of its assets (with the exception of its office sublease, certain office furniture and equipment and any Sun World related assets) to Cadiz Real Estate LLC, a Delaware limited liability company ("Cadiz Real Estate"). The Company holds 100% of the equity interests of Cadiz Real Estate, and therefore continues to hold 100% beneficial ownership of the properties that it transferred to Cadiz Real Estate. Because the transfer of the Company's properties to Cadiz Real Estate has no effect on its ultimate beneficial ownership of these properties, the properties owned of record either by Cadiz Real Estate or by the Company are treated as belonging to the Company.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board issued SFAS no. 123(R) (revised 2004), "Share-Based Payment" which amends SFAS Statement 123 and will be effective for the Company beginning January 1, 2006. The new standard will require the Company to recognize compensation costs in its financial statements in an amount equal to the fair value of share-based payments granted to employees and directors. The Company is currently evaluating how it will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on its financial position and results of operations.

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

     Had compensation cost for these plans been determined using fair value the Company's net loss and net loss per common share would have increased to the following pro forma amounts (dollars in thousands):

                                 THREE AND SIX MONTHS ENDED JUNE 30,
                                 -----------------------------------
                                    2005                    2004
                                    ----                    ----
                         THREE MONTHS  SIX MONTHS  THREE MONTHS  SIX MONTHS
                         ------------  ----------  ------------  ----------

Net loss applicable to
 common stock:
 as reported              $ (12,625)   $ (14,194)    $  (2,815)  $  (5,539)

Stock based employee
 compensation cost,
 net of tax effects,
 included in the
 determination of net
 income as reported          11,249       11,249             -           -

Stock based employee
 compensation cost, net
 of tax effects, under
 the fair value method
 if the fair value method
 had been applied           (11,981)     (11,981)            -         (14)
                          ---------    ---------     ---------   ---------
Proforma net loss if the
 fair value method had
 been applied             $ (13,357)   $ (14,926)    $  (2,815)  $  (5,553)
                          =========    =========     =========   =========

Per common share:

Net loss applicable to
 common stock:
 as reported              $   (1.18)   $   (1.35)    $   (0.43)  $   (0.84)

Stock based employee
 compensation cost, net
 of tax effects, included
 in the determination of
 net income as reported        1.05         1.07             -           -

Stock based employee
 compensation cost, net
 of tax effects, under the
 fair value method if the
 fair value method had
 been applied                 (1.12)       (1.14)            -           -
                          ---------    ---------     ---------   ---------

Proforma net loss if the
 fair value method had
 been applied             $   (1.25)   $   (1.42)    $   (0.43)  $   (0.84)
                          =========    =========     =========   =========

     See Note 2 to the Consolidated Financial Statements included in the Company's Form 10-K for a discussion of the Company's accounting policies.

NOTE 2 - PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS
------------------------------------------------------

     Property, plant, equipment and water programs consist of the following (in thousands):

                                                JUNE 30, DECEMBER 31,
                                                  2005      2004
                                                  ----      ----

          Land and land improvements           $ 22,010  $ 22,010
          Water programs                         14,274    14,274
          Buildings                               1,408     1,408
          Machinery and equipment                 3,607     3,599
                                               --------  --------
                                                 41,299    41,291
          Less accumulated depreciation          (5,873)   (5,739)
                                               --------  --------

                                               $ 35,426  $ 35,552
                                               ========  ========

     Depreciation expense totaled $67 thousand and $131 thousand during the three months ended June 30, 2005 and 2004, and $134 thousand and $262 thousand for the six months ended June 30, 2005 and 2004.


NOTE 3 - DEBT
-------------

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

     The sale will generate a total gain at Sun World of approximately $11.3 million and $45.2 million for federal and state income tax purposes, respectively. For regular income tax purposes this gain is not expected to generate a tax liability, in that Sun World and Cadiz file a consolidated tax return and the companies have sufficient tax attributes to offset the gain from Sun World. However, because of state apportionment factors and the Alternative Minimum Tax (AMT) rules, Cadiz is expected to have a tax liability of approximately $56 thousand, which amount has been accrued as of June 30, 2005. The actual tax liability will vary from this estimate based upon taxable income generated during 2005.


NOTE 5 - NET LOSS PER COMMON SHARE
----------------------------------

     Basic earnings per share (EPS) is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any, by the weighted-average common shares outstanding. Options, deferred stock units, warrants, convertible debt, and preferred stock that are convertible into shares of the Company's common stock were not considered in the computation of diluted EPS because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 1,276,000 and 1,751,000 shares for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, weighted average shares outstanding would have increased by approximately 849,000 and 1,750,000 shares respectively.


NOTE 6 - PREFERRED AND COMMON STOCK
-----------------------------------

     During the six months ended June 30, 2005, we issued 27,200 shares of common stock in consideration for services valued at $327,000 and 10,000 shares of common stock in consideration for a $142,000 accrued bonus. The shares were issued at $12 per share, the price of the November 2004 private placement at which time the issue of the shares was authorized, the services rendered, the bonus awarded, and the amounts accrued.


NOTE 7 - STOCK-BASED COMPENSATION
---------------------------------

     Under the Cadiz 2003 Management Equity Incentive Plan a total of 1,472,051 shares of common stock was available to be granted to key personnel. Of the 1,472,051 shares, 1,094,712 were available to be granted with 717,373 shares vesting 2/3 immediately on the date of the grant and 1/3 on December 11, 2005, and 377,339 shares vesting 1/3 upon grant, 1/3 on

December 7, 2005 and 1/3 on December 7, 2006. The remaining
377,339 shares of common stock were available to be granted in the form of options to purchase common stock at the price of $12.00 per share. Vesting of the 377,339 options is 1/3 upon grant, 1/3 on December 7, 2005 and 1/3 on December 7, 2006. All awards are subject to continued employment or immediate vesting upon termination without cause.

     During the three months ended June 30, 2005 the Company granted 1,094,712 shares of common stock and 300,000 stock options to senior employees under the Cadiz 2003 Management Equity Incentive Plan. 604,029 of the shares vested immediately and were issued. The issuance of shares and options under these Plans results in a charge to the Company's earnings based on the value of the common stock at the time of the grant and the excess of the market price over the option exercise price at the time of their award. This charge will be recorded over the vesting period in proportion to the quantities vested. The value of shares and options vested during the three month period ended June 30, 2005 has been recorded as a cost during the period in the amount of $11.2 million.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, ("SFAS
123"), "Accounting for Stock-Based Compensation."

     The fair value of each option granted during 2005 was estimated on the date of grant using the Black Scholes option pricing model based on the weighted-average assumptions of: risk-free interest rate of 4.195%; expected volatility of 40.0%; expected life of three years; and an expected dividend yield of zero. No options were granted in 2004.

     The following table summarizes stock option activity for the periods noted. All options listed below were issued to officers, directors, employees and consultants.


                                                        WEIGHTED-AVERAGE
                                                 AMOUNT  EXERCISE PRICE
                                                 ------  --------------
Outstanding at December 31, 2004                      -            -
     Granted                                    300,000      $ 12.00
     Expired or canceled                              -            -
     Exercised                                        -            -
                                                -------      -------
Outstanding at June 30, 2005                    300,000      $ 12.00

                 SUN WORLD INTERNATIONAL, INC.
                    (DEBTOR-IN-POSSESSION)
          (A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

       CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

-------------------------------------------------------------------
                                               THREE MONTHS ENDED
                                                    JUNE 30,
($ IN THOUSANDS)                                2005       2004
-------------------------------------------------------------------

Revenues                                      $      -  $ 37,069
                                              --------  --------
Costs and expenses:
 Cost of sales                                       -    27,878
 General and administrative                        126     2,083
 Removal of underperforming crops                    -       608
 Depreciation and amortization                       -     1,911
                                              --------  --------

   Total costs and expenses                        126    32,480
                                              --------  --------

Operating profit (loss)                           (126)    4,589

Gain on sale of property                             -    (1,013)

Interest (income) expense, net (contractual
 interest for 2005 and 2004, respectively,
 was $3,306 and $4,013)                           (216)      491
                                              --------  --------

Income before reorganization items and
 income taxes                                       90     5,111

Reorganization items:
 Professional fees                                 154       590
 Sale of assets                                     56         -
                                              --------  --------

Total reorganization items                         210       590

Income (loss) before income taxes                 (120)    4,521

Income tax benefit                                 100         -
                                              --------  --------

Net income (loss)                             $    (20) $  4,521
                                              ========  ========

See accompanying notes to the consolidated financial statements.

                 SUN WORLD INTERNATIONAL, INC.
                    (DEBTOR-IN-POSSESSION)
          (A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

        CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

-------------------------------------------------------------------
                                                SIX MONTHS ENDED
                                                     JUNE 30,
($ IN THOUSANDS)                                2005       2004
-------------------------------------------------------------------

Revenues                                      $  6,809  $ 49,346
                                              --------  --------
Costs and expenses:
 Cost of sales                                   6,372    39,133
 General and administrative                      1,432     4,486
 Removal of underperforming crops                    -       608
 Depreciation and amortization                     337     2,385
                                              --------  --------

   Total costs and expenses                      8,141    46,612
                                              --------  --------

Operating profit (loss)                         (1,332)    2,734

Loss (gain) on sale of assets                       18    (1,165)

Interest (income) expense, net (contractual
 interest for 2005 and 2004, respectively,
 was $6,768 and $7,928)                           (276)      884
                                              --------  --------

Income (loss) before reorganization items
 and income taxes                               (1,074)    3,015

Reorganization items:
 Employee incentive payments                     1,655         -
 Professional fees                                 782     1,008
 Gain on sale of assets                           (538)        -
                                              --------  --------

Total reorganization items                       1,899     1,008
                                              --------  --------

Income (loss) before income taxes               (2,973)    2,007

Income tax (benefit) expense                    (5,147)       62
                                              --------  --------

Net income                                    $  2,174  $  1,945
                                              ========  ========

See accompanying notes to the consolidated financial statements.

                 SUN WORLD INTERNATIONAL, INC.
                    (DEBTOR-IN-POSSESSION)
          (A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

           CONSOLIDATED BALANCE SHEET (UNAUDITED)

-------------------------------------------------------------------
                                             JUNE 30, DECEMBER 31,
 ($ IN THOUSANDS)                              2005       2004
-------------------------------------------------------------------

ASSETS

Current assets:
 Cash and cash equivalents                    $ 23,486  $  5,311
 Restricted cash                                 1,103     3,344
 Accounts receivable, net                            -     6,243
 Inventories                                         -    12,078
 Prepaid expenses and other                         57     1,745
                                              --------  --------
   Total current assets                         24,646    28,721

Property, plant, equipment, net                      -   104,647

Intangible assets                                    -     1,909

Other assets                                         -     6,424
                                              --------  --------

   Total assets                               $ 24,646  $141,701
                                              ========  ========

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
 Accounts payable                             $     97  $  4,944
 Accrued liabilities                             1,041     2,993
 Income tax payable                                136         -
 Revolving credit facility                           -         -
 Long-term debt, current portion                     -       722
                                              --------  --------

   Total current liabilities                     1,274     8,659

Long-term debt                                       -         9
Deferred income taxes                                -     5,447
Other liabilities                                    -        17
                                              --------  --------

   Total liabilities not subject to
    compromise                                   1,274    14,132
                                              --------  --------

Liabilities subject to compromise under
   reorganization proceedings                   35,016   141,387

Contingencies

Stockholder's deficit:
 Common stock, $.01 par value, 300,000 shares
  authorized; 42,000 shares issued and
  outstanding                                        -         -
 Additional paid-in capital                     39,479    39,479
 Accumulated deficit                           (51,123)  (53,297)
                                              --------  --------

   Total stockholder's deficit                 (11,644)  (13,818)
                                              --------  --------

   Total liabilities and stockholder's
    deficit                                   $ 24,646  $141,701
                                              ========  ========

See accompanying notes to the consolidated financial statements.

                   SUN WORLD INTERNATIONAL, INC.
                      (DEBTOR-IN-POSSESSION)
            (A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

         CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

--------------------------------------------------------------------
                                           SIX MONTHS ENDED JUNE 30,
($ IN THOUSANDS)                                 2005      2004
--------------------------------------------------------------------

Cash flows from operating activities:
Net income                                    $  2,174  $  1,945
Adjustments to reconcile net income to net
 cash used for operating activities:
  Depreciation and amortization                    337     2,392
  Deferred income taxes                         (5,447)        -
  Gain on disposal of assets                      (520)   (1,165)
  Removal of under performing crops                  -       608
  Compensation charge for deferred stock units       -        20
  Changes in operating assets and liabilities:
   Increase in accounts receivable                (248)  (24,289)
   Increase in inventories                      (3,655)  (11,735)
   Decrease (increase) in prepaid expenses
    and other                                      196       (49)
   (Decrease) increase in accounts payable        (945)   11,387
   (Decrease) increase in accrued liabilities   (1,888)    1,360
   Increase in income tax payable                  136         -
   Decrease in other liabilities                     -       (12)
                                              --------  --------

  Net cash used for operating activities
   before reorganization items                  (9,860)  (19,538)
                                              --------  --------

Decrease in liabilities subject to compromise
 under reorganization proceedings              (63,282)     (110)
                                              --------  --------

  Net cash used for operation activities       (73,142)  (19,648)
                                              --------  --------

Cash flows from investing activities:
Additions to property, plant and equipment        (299)   (1,597)
Additions to developing crops                     (745)   (2,031)
Proceeds from sale of assets                    90,854     2,824
Decrease in restricted cash                      2,241         -
Increase in other assets                           (55)     (148)
                                              --------  --------

  Net cash provided by (used for) investing
   activities                                   91,996      (952)
                                              --------  --------

Cash flows from financing activities:
 Principal payments on long-term debt             (679)      (61)
 Proceeds from short-term borrowings                 -    19,965
                                              --------  --------

  Net cash provided by (used for) financing
   activities                                     (679)   19,904
                                              --------  --------

Net increase (decrease) in cash and cash
 equivalents                                    18,175      (696)

Cash and cash equivalents at beginning
 of period                                       5,311     1,548
                                              --------  --------

Cash and cash equivalents at end of period    $ 23,486  $    852
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

                        SUN WORLD INTERNATIONAL, INC.
                           (DEBTOR-IN-POSSESSION)
                 (A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

          CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIT (UNAUDITED)
--------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30, 2005
($ IN THOUSANDS)
--------------------------------------------------------------------------------
                                          ADDITIONAL                   TOTAL
                           COMMON STOCK    PAID-IN    ACCUMULATED  STOCKHOLDERS'
                         SHARES   AMOUNT   CAPITAL      DEFICIT       DEFICIT
                         ------   ------   -------      -------       -------

Balance as of
 December 31, 2004        42,000  $    -  $ 39,479    $ (53,297)     $ (13,818)

Net income                     -       -         -        2,174          2,174
                       ---------  ------  --------    ---------      ---------

Balance as of
 June 30, 2005            42,000  $    -  $ 39,479    $ (51,123)     $ (11,644)
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

                 SUN WORLD INTERNATIONAL, INC.
                    (DEBTOR-IN-POSSESSION)
          (A WHOLLY-OWNED SUBSIDIARY OF CADIZ INC.)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND REORGANIZATION UNDER CHAPTER 11
-----------------------------------------------------------------

     Founded in 1975, Sun World International, Inc. ("SWII" or "Sun World") and its subsidiaries (collectively, the "Sun World") operated as the wholly-owned agricultural segment of Cadiz Inc. ("Cadiz"). Prior to the sale discussed below, Sun World was an integrated agricultural operation that owned approximately 17,000 acres of land, primarily located in two major growing areas of
California: the San Joaquin Valley and the Coachella Valley. Fresh produce, including table grapes, stonefruit, citrus, peppers and watermelons was marketed, packed and shipped to food wholesalers and retailers located throughout the United States and to more than 30 foreign countries. Sun World owned and operated two cold storage and packing facilities located in California.

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

     The four Sun World entities referred to above are the joint proponents of the Debtors' Joint Plan of Reorganization Dated November 24, 2003 (the "Plan"). The Plan provided for the restructuring of Sun World's balance sheet by providing for Sun
World to issue equity interests in the Reorganized Sun World to the holders of its First Mortgage Notes in full satisfaction of their mortgage note claims; for the payment in full of convenience claims and trade claims; and for Sun World to issue equity interests in the Reorganized Sun World to entities holding certain other unsecured claims in full satisfaction of those claims. The holders of Sun World's secured First Mortgage Notes were unable to reach agreement on various Plan issues, and the Plan as presented was not confirmable. Thereafter, following an extensive marketing process, Sun World entered into, subject to Court approval, an asset purchase agreement ("APA") in December
2004 with BDCM Opportunity Fund, L.P. ("BDCM""), a major holder of the First Mortgage Notes, under which BDCM would acquire substantially all of Sun World's assets subject to overbids at a Court authorized auction. Following the auction on January 13, 2005, BDCM was declared the winning bidder and the Court approved on January 14, 2005, an amended APA under which BDCM agreed to acquire substantially all of Sun World's assets in exchange for cash and credit consideration of $127.8 million, plus payment and assumption of certain liabilities totaling an estimated $14 million, including the trade claims, which resulted in a gain on sale of assets of approximately $0.5 million. Thereafter, BDCM assigned its rights under the APA to Sun World International LLC
("SW LLC"), a subsidiary of BDCM. The agreement with SW LLC closed on February 25, 2005. Sun World has filed in May 2005 an amended Plan to distribute the remaining consideration left in Sun World (approximately $25 million after interim distributions/credits to the holders of First Mortgage Notes of approximately $78 million upon closing and an additional $25 million in June 2005 as authorized by the Court).

     The financial statements of Sun World have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business and in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". Accordingly, all pre-petition liabilities subject to compromise have been segregated in the Consolidated Balance Sheet and classified as "Liabilities subject to compromise under reorganization proceedings", at the estimated amount of allowable claims. The financial statements of Sun World do not purport to reflect or to provide for all of the consequences of an ongoing Chapter 11 reorganization. Specifically, but not all-inclusive, the financial statements of Sun World do not present: (a) the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 reorganization, or (b) the effect of changes which may be made resulting from a Plan of Reorganization.


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

     Since the Chapter 11 bankruptcy filing, Sun World has applied the provisions of SOP 90-7, which does not significantly change the application of accounting principles generally accepted in the United States of America; however, it does require that the financial statements for periods including and subsequent to filing the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. As disclosed in the Consolidated Statements of Operations, reorganization items for the six months ended June 30, 2005, consist of professional fees directly associated with the reorganization of $782,000, Court-approved bonuses paid to certain employees related to the successful sale of Sun World's assets of $1,655,000, and the gain on sale of Sun World's assets of $538,000. For the six months ended June 30, 2004, reorganization items consist of professional fees directly associated with the reorganization of $1,008,000.

     See Note 2 to the Sun World Consolidated Financial
Statements included in the Cadiz Inc. latest Form 10-K for a discussion of Sun World's accounting policies.


NOTE 3 - INVENTORIES
--------------------

     Inventories consist of the following (dollars in thousands):

                                           JUNE 30, DECEMBER 31,
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
                                           ========  ========


NOTE 4 - LIABILITIES SUBJECT TO COMPROMISE UNDER REORGANIZATION
         PROCEEDINGS
---------------------------------------------------------------

     Under bankruptcy law, actions by creditors to collect indebtedness Sun World owed prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against Sun World. Sun World received approval from the Bankruptcy Court to pay certain pre-petition liabilities including employee salaries and wages, benefits, other employee obligations, and certain grower liabilities entitled to trust protection under the Perishable Agricultural Commodities Act
(PACA). Except for certain secured debt obligations, all pre-petition liabilities have been classified as "Liabilities subject to compromise under reorganization proceedings" in the Consolidated Balance Sheet. Adjustments to the claims may result from negotiations, payments authorized by Bankruptcy Court order, rejection of executory contracts including leases, or other events.

     Pursuant to an order of the Bankruptcy Court, Sun World mailed notices to all known creditors that the deadline for filing proofs of claim with the Court was August 29, 2003. An estimated 340 claims were filed as of August 29, 2003. Amounts that Sun World has recorded are in many instances different from amounts filed by Sun World's creditors. Differences between amounts scheduled by Sun World and claims by creditors are being investigated and resolved in connection with our claims resolution process. Until the process is complete, the ultimate number and amount of allowable claims cannot be ascertained. The ultimate resolution of these claims will be based upon the final plan of reorganization.

     Pursuant to the APA (see Note 1), holders of trade claims totaling an estimated $3.0 million entered into a trade vendor agreement with SW LLC and SW LLC assumed those claims upon closing of the asset purchase. In addition, as further described in Note 5 approximately $103 million in interim distributions/credits to the holders of First Mortgage Notes were made as authorized by the Court.

     Liabilities subject to compromise under reorganization proceedings are summarized as follows (dollars in thousands):

                                           JUNE 30, DECEMBER 31,
                                             2005      2004
                                             ----      ----
     Accounts payable                      $    787  $  4,092
     Due to parent company                   13,500    13,500
     Long-term debt and accrued interest     20,729   123,795
                                           --------  --------

          Total                            $ 35,016  $141,387
                                           ========  ========


NOTE 5 - SALE OF ASSETS
-----------------------

     On February 25, 2005, Sun World completed the sale of substantially all of its assets to SW LLC (see Note 1). The sale resulted in a gain of $538,000 calculated as follows (in 000s):

     Cash proceeds to Sun World            $ 49,684
     Credit/interim distribution to
      First Mortgage Notes                   78,066
                                           --------
                                            127,750
     Liabilities paid by buyer at closing     5,689
     Liabilities assumed by buyer             8,572
                                           --------
     Total purchase price                   142,011

     Assets sold:
       Cash                                    (833)
       Restricted cash                       (3,344)
       Accounts receivable, net              (6,545)
       Inventory                            (16,345)
       Prepaid expenses and other            (1,492)
       Property, plant, and equipment, net (104,631)
       Intangible assets                     (1,912)
       Other assets                          (6,371)
                                           --------

     Gain on sale of assets                $    538
                                           ========

     As discussed in Note 4, in connection with the sale of assets, the Court authorized an interim distribution of a portion of the sales proceeds to the First Mortgage Note holders. The interim distribution was made in the form of (i) a credit to the buyer of $40,048,000 in partial satisfaction of the Notes held by the buyer and (ii) a prorata distribution of $38,018,000 at closing to the remaining Note holders. An additional interim distribution of $25,000,000 was made to the First Mortgage Note holders as authorized by the Court in June 2005.

     As a result, the outstanding principal balance and accrued interest of the First Mortgage Notes, as included in Liabilities
Subject to Compromise, consist of the following (dollars in thousands):

                                           JUNE 30, DECEMBER 31,
                                             2005      2004
                                             ----      ----
     Balance outstanding                   $ 15,707  $118,773


NOTE 6 - INCOME TAXES
---------------------

     The income tax benefit for the six months ended June 30, 2005 relates principally to the tax gain on the sale of assets and consists of estimated federal and state alternative minimum taxes of $275,000 and a deferred tax benefit of $5,447,000 due to the reduction in the deferred tax valuation allowance for the utilization of net operating loss carryforwards.

                        CADIZ INC.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004
-----------------------------------------------------------------------------

     We have not received significant revenues from our water resource activity to date. As a result, we have historically incurred a net loss from operations. We had revenues of $15 thousand for the three months ended June 30, 2005 and $9 thousand for the three months ended June 30, 2004. Our net loss totaled $12.6 million (including a $11.2 million charge for shares and options granted) for the three months ended June 30, 2005 compared to $2.7 million for the three months ended June 30, 2004.

     Our primary expenses are our ongoing overhead costs (i.e. general and administrative expense), our interest expense and the compensation costs resulting from the grant of shares and options under the Cadiz 2003 Management Equity Incentive Plan and the 2004 Management Bonus Plan.

     REVENUES Cadiz had revenues of $15 thousand for the three months ended June 30, 2005 and $9 thousand for the three months ended June 30, 2004 resulting from increased rental income attributable to the lease of additional Cadiz Ranch acreage to a third party.

     GENERAL AND ADMINISTRATIVE EXPENSES.   General and
administrative expenses during the three months ended June 30, 2005 totaled $877 thousand compared to $479 thousand for the three months ended June 30, 2004. The increase in general and administrative expenses is primarily due to higher legal, consulting and stock exchange listing fees in the three months ended June 30, 2005.

     COMPENSATION COSTS FROM STOCK AND OPTION AWARDS. During the three months ended June 30, 2005 the Company issued shares of common stock and stock options to senior employees under the Cadiz 2003 Management Equity Incentive Plan and the Cadiz 2004 Management Bonus Plan. Shares and options issued under the 2003 Management Equity Incentive Plan vest over varying periods from the date of issue to December 2006. Shares issued under the 2004 Management Bonus Plan vested immediately. The issuance of shares and options under these Plans results in a charge to the Company's earnings based on the value of the common stock at the time of the grant and the excess of the market price over the option exercise price at the time of their award. This charge will be recorded over the vesting period in proportion to the quantities vested. The value of shares and options vested during the three month period ended June 30, 2005 has been recorded as a cost during the period in the amount of $11.2 million.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three months ended June 30, 2005 and 2004 totaled $67 thousand and $131 thousand, respectively. We incurred depreciation expense for permanent and developing crops in the 2004 period. These permanent and developing crops were written off in the last quarter of 2004 and were not subject to further depreciation in 2005, thereby resulting in a decrease in depreciation and amortization expense for the 2005 period.

     INTEREST EXPENSE, NET. Net interest expense totaled $0.5 million during the three months ended June 30, 2005, compared to $2.1 million during the same period in 2004. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                           THREE MONTHS ENDED
                                                JUNE 30,
                                             2005      2004
                                             ----      ----
      Interest on outstanding debt         $    504  $  1,105
      Amortization of financing costs             7     1,027
      Interest income                           (15)       (9)
                                           --------  --------

                                           $    496  $  2,123
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

     The sale generated a total gain at Sun World of approximately $11.3 million and $45.2 million for federal and state income tax purposes, respectively. For regular income tax purposes this gain is not expected to generate a tax liability, in that Sun World and Cadiz file a consolidated tax return and the companies have sufficient tax attributes to offset the gain from Sun World. However, because of state apportionment factors and the Alternative Minimum Tax (AMT) rules, Cadiz is expected to have a tax liability of approximately $56 thousand that has been accrued as of June 30, 2005. This estimate represents a reduction from the previous estimate recorded by the Company at March 31, 2005 resulting in a $49 thousand reduction in the provision for income taxes in the three months ended June 30, 2005. The actual tax liability will vary from this estimate based upon taxable income generated during 2005.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004
-------------------------------------------------------------------------

     We had revenues of $30 thousand for the six months ended June 30, 2005 and $20 thousand for the six months ended June 30, 2004. Our net loss totaled $14.2 million for the six months ended June 30, 2005 compared to $5.5 million for the six months ended June 30, 2004.

     Our primary expenses are our ongoing overhead costs (i.e. general and administrative expense), our interest expense and the compensation costs resulting from the grant of shares and options under the Cadiz 2003 Management Equity Incentive Plan and the 2004 Management Bonus Plan.

     REVENUES.   We had revenues of $30 thousand for the six
months ended June 30, 2005 and $20 thousand for the six months ended June 30, 2004 resulting from increased rental income attributable to the lease of additional Cadiz Ranch acreage to a third party.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended June 30, 2005 totaled $1.8 million compared to $1.0 million for the same 2004 period. The increase in general and administrative expenses is primarily due to higher legal, audit,consulting and stock exchange listing fees in the six months ended June 30, 2005.

     COMPENSATION COSTS FROM STOCK AND OPTION AWARDS. During the three months ended June 30, 2005 the Company issued shares of common stock and stock options to senior employees under the Cadiz 2003 Management Equity Incentive Plan and the Cadiz 2004 Management Bonus Plan. Shares and options issued under the 2003 Management Equity Incentive Plan vest over varying periods from the date of issue to December 2006. Shares issued under the 2004 Management Bonus Plan vested immediately. The issuance of shares and options under these Plans results in a charge to the Company's earnings based on the value of the common stock at the time of the grant and the excess of the market price over the option exercise price at the time of their award. This charge will be recorded over the vesting period in proportion to the quantities vested. The value of shares and options vested during the three month period ended June 30, 2005 has been recorded as a cost during the period in the amount of $11.2 million.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the six months ended June 30, 2005 totaled $134 thousand compared to $262 thousand during the same period in 2004. We incurred depreciation expense for permanent and developing crops in the 2004 period. These permanent and developing crops were written off in the last quarter of 2004 and were not subject to further depreciation in 2005, thereby resulting in a decrease in depreciation and amortization expense for the 2005 period.

     INTEREST EXPENSE, NET. Net interest expense totaled $0.9 million during the six months ended June 30, 2005 as compared to $4.3 million in 2004. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                            SIX MONTHS ENDED
                                                JUNE 30,
                                             2005      2004
                                             ----      ----
     Interest on outstanding debt - Cadiz     1,018     2,244
     Amortization of financing costs             14     2,054
     Interest income                            (78)      (18)
                                           --------  --------

                                           $    954  $  4,280
                                           ========  ========

     The decrease in net interest expense is due to a combination of a reduction in the outstanding balance of the ING loan and lower interest rates on that loan. In addition, during 2005 there was reduced amortization of financing costs that included both debt discount and borrowing fees, as the prior balance was written off at the time of the November 30, 2004 amendment to the terms and conditions of the ING loan. The financing costs of the November 30, 2004 amended terms and conditions of the ING loan are lower and are being amortized over a longer period.

     The financing costs for the November 30, 2004 amended terms and conditions of the ING loan were $150 thousand.

     INCOME TAXES  In February 2005, our wholly owned subsidiary
Sun World International Inc.("Sun World") completed the sale of substantially all of its assets.

     The sale generated a total gain at Sun World of approximately $11.3 million and $45.2 million for federal and state income tax purposes, respectively. For regular income tax purposes this gain is not expected to generate a tax liability, in that Sun World and Cadiz file a consolidated tax return and the companies have sufficient tax attributes to offset the gain from Sun World. However, because of state apportionment factors and the Alternative Minimum Tax (AMT) rules, Cadiz is expected to have a tax liability of approximately $56 thousand that has been accrued as of June 30, 2005. The actual tax liability will vary from this estimate based upon taxable income generated during 2005.

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

     CASH USED FOR OPERATING ACTIVITIES. Cash used for operating activities was $1.8 million for the six months ended June 30, 2005, as compared to $2.1 million for the six months ended June 30, 2004. The decreased cash usage is primarily due to a $2.6 million smaller net loss before the non-cash compensation charge of $11.2 million in the 2005 period and the reduction in prepaid borrowing expense for the payment of interest in the 2005 period. This decrease was partly offset by a $2.2 million reduction in non-cash depreciation and amortization.

     CASH USED FOR INVESTING ACTIVITIES. During the six months ended June 30, 2005, $51 thousand was invested in assets. During the six months ended June 30, 2004, $0.7 million was paid from the restricted cash account for the cash portion of interest due on the ING loan at March 31, 2004.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board issued SFAS no. 123(R) (revised 2004), "Share-Based Payment" which amends SFAS Statement 123 and will be effective for the Company beginning January 1, 2006. The new standard will require the Company to recognize compensation costs in its financial statements in an amount equal to the fair value of share-based payments granted to employees and directors. The Company is currently evaluating how it will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on its financial position and results of operations.

CERTAIN KNOWN CONTRACTUAL OBLIGATIONS
-------------------------------------

                               PAYMENTS DUE BY PERIOD
CONTRACTUAL             LESS THAN
OBLIGATIONS    TOTAL      1 YEAR   1-3 YEARS   4-5 YEARS   AFTER 5 YEARS
-----------    -----    ---------  ---------   ---------   -------------

Long term debt
 obligations  $ 25,339  $      -   $ 10,000    $ 15,339      $      -

Operating
 leases             94        94          -           -             -
              --------  --------   --------    --------      --------

              $ 25,433  $     94   $ 10,000    $ 15,339      $      -
              ========  ========   ========    ========      ========

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information about market risks for the six months ended June
30, 2005 does not differ materially from that discussed under
Item 7A of Cadiz' Annual Report on Form 10-K for the year ended
December 31, 2004.


ITEM 4.  CONTROLS AND PROCEDURES

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based upon, and as of the date of that evaluation, our Chairman, Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective in timely alerting him to material information relating to Cadiz (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to affect, our internal control over financial reporting, and no corrective actions with regard to significant deficiencies or weaknesses.


PART II  -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     See "Legal Proceedings" included in the Company's latest
Form 10-K for a complete discussion.

     There are no other material pending legal proceedings to which we are a party or of which any of our property is the subject.


ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER
         PURCHASES OF EQUITY SECURITIES

      Not applicable.


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


By: /s/ Keith Brackpool                            August 12, 2005
    ------------------------------------------     ----------------
    Keith Brackpool, Chairman of the Board and     Date
    Chief Executive and Financial Officer