Form 10-Q
period 2005-09-30
CADIZ INC
filed 2005-11-14
CIK 727273

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D. C. 20549


                            FORM 10-Q


(Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
  Exchange Act of 1934 for the quarterly period ended September 30, 2005

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

As of November 7, 2005, the Registrant had 10,965,568 shares of common stock, par value $0.01 per share, outstanding.



                            CADIZ INC.

                              INDEX

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005            PAGE
======================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

     CADIZ INC. CONSOLIDATED FINANCIAL STATEMENTS

     Unaudited Statement of Operations for the three months ended
     September 30, 2005 and 2004. . . . . . . . . . . . . . . . . .1

     Unaudited Statement of Operations for the nine months ended
     September 30, 2005 and 2004. . . . . . . . . . . . . . . . . .2

     Unaudited Balance Sheet as of September 30, 2005 and
     December 31, 2004. . . . . . . . . . . . . . . . . . . . . . .3

     Unaudited Statement of Cash Flows for the nine months ended
     September 30, 2005 and 2004. . . . . . . . . . . . . . . . . .4

     Unaudited Statement of Stockholders' Equity for the nine
     months ended September 30, 2005. . . . . . . . . . . . . . . .5

     Unaudited Notes to the Consolidated Financial Statements. . . 6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . 13

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK. . . . . . . . . . . . . . . . . . . . . . . 21

ITEM 4.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . 21


PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . .21

                                  Page i


                          CADIZ INC.

          CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

----------------------------------------------------------------------
                                              FOR THE THREE MONTHS
                                               ENDED SEPTEMBER 30,
($ IN THOUSANDS EXCEPT PER SHARE DATA)            2005      2004
----------------------------------------------------------------------

Revenues                                       $     15   $     12
                                               --------   --------

Costs and expenses:
 General and administrative                       1,054        636
 Compensation costs from stock and
  option awards                                   2,305          -
 Depreciation and amortization                       67        132
                                               --------   --------

Total costs and expenses                          3,426        768
                                               --------   --------

Operating loss                                   (3,411)      (756)

Interest expense, net                               479      2,138
                                               --------   --------

Loss before income taxes                         (3,890)    (2,894)
Income tax credit                                   (27)         -
                                               --------   --------

Net loss                                       $ (3,863)  $ (2,894)
                                               ========   ========

Net loss applicable to common stock            $ (3,863)  $ (2,894)
                                               ========   ========

Basic and diluted net loss per common share    $  (0.35)  $  (0.44)
                                               ========   ========

Basic and diluted weighted average
 shares outstanding                              10,966      6,613
                                               ========   ========

See accompanying notes to the consolidated financial statements.

                          CADIZ INC.

          CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

----------------------------------------------------------------------
                                               FOR THE NINE MONTHS
                                               ENDED SEPTEMBER 30,
($ IN THOUSANDS EXCEPT PER SHARE DATA)           2005      2004
----------------------------------------------------------------------

Revenues                                       $     45   $     32
                                               --------   --------

Costs and expenses:
 General and administrative                       2,885      1,730
 Compensation costs from stock and
  option awards                                  13,554          -
 Depreciation and amortization                      201        394
                                               --------   --------

 Total costs and expenses                        16,640      2,124
                                               --------   --------

Operating loss                                  (16,595)    (2,092)

Interest expense, net                             1,433      6,341
                                               --------   --------

Loss before income taxes                        (18,028)    (8,433)
Income tax expense                                   29          -
                                               --------   --------

Net loss                                       $(18,057)  $ (8,433)
                                               ========   ========

Net loss applicable to common stock            $(18,057)  $ (8,433)
                                               ========   ========

Basic and diluted net loss per common share    $  (1.69)  $  (1.28)
                                               ========   ========
Basic and diluted weighted average
 shares outstanding                              10,679      6,591
                                               ========   ========

See accompanying notes to the consolidated financial statements.

                         CADIZ INC.

             CONSOLIDATED BALANCE SHEET (UNAUDITED)

----------------------------------------------------------------------
                                          SEPTEMBER 30,  DECEMBER 31,
($ IN THOUSANDS)                                2005        2004
----------------------------------------------------------------------

ASSETS

Current assets:
 Cash and cash equivalents                     $  6,465   $  9,031
 Prepaid interest expense                         1,059      1,106
 Prepaid expenses and other                         104        116
                                               --------   --------

      Total current assets                        7,628     10,253

Property, plant, equipment and water
 programs, net                                   35,380     35,552
Goodwill                                          3,813      3,813
Other assets                                        617      1,453
                                               --------   --------

                                               $ 47,438   $ 51,071
                                               ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                              $    374   $    470
 Accrued liabilities                                355        743
                                               --------   --------

      Total current liabilities                     729      1,213

Long-term debt                                   25,885     25,000

Commitments and contingencies

Stockholders' equity:
 Series F convertible preferred stock -
  $.01 par value:
   100,000 shares authorized; shares issued
    and outstanding - 1,000 at September 30,
    2005 and December 31, 2004                        -          -
 Common stock - $.01 par value; 70,000,000
  shares authorized; shares issued and
  outstanding - 10,965,568 at September 30,
  2005 and 10,324,339 at December 31, 2004          110        103
 Additional paid-in capital                     223,631    209,615
 Accumulated deficit                           (202,917)  (184,860)
                                               --------   --------

 Total stockholders' equity                      20,824     24,858
                                               --------   --------

                                               $ 47,438   $ 51,071
                                               ========   ========

See accompanying notes to the consolidated financial statements.

                           CADIZ INC.

         CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

----------------------------------------------------------------------
                                               FOR THE NINE MONTHS
                                               ENDED SEPTEMBER 30,
 ($ IN THOUSANDS)                                2005       2004
----------------------------------------------------------------------

Cash flows from operating activities:
 Net loss                                      $(18,057)  $ (8,433)
 Adjustments to reconcile net loss to
  net cash used for operating activities:
    Depreciation and amortization                   201      3,475
    Interest expense added to loan principal        893      2,189
    Stock issued for services                       469          -
    Compensation charge for stock awards and
     share options                               13,554          -
 Changes in operating assets and liabilities:
    Increase in accounts receivable                 (16)         -
    Decrease in prepaid borrowing expense           851          -
    Decrease (increase) in prepaid expenses
     and other                                       28        (71)
    Decrease in other assets                         32          -
    Decrease in accounts payable                    (96)      (233)
    Increase (decrease) in accrued liabilities     (396)      (296)
                                               --------   --------

 Net cash used for operating activities          (2,537)    (3,369)
                                               --------   --------

Cash flows from investing activities:
 Additions to property, plant and equipment         (53)        (8)
 Proceeds from asset disposition                     24          -
 Decrease in restricted cash                          -      1,445
                                               --------   --------

    Net cash provided by investing activities       (29)     1,437
                                               --------   --------

Net decrease in cash and cash equivalents        (2,566)    (1,932)

Cash and cash equivalents, beginning of period    9,031      3,422
                                               --------   --------

Cash and cash equivalents, end of period       $  6,465   $  1,490
                                               ========   ========

See accompanying notes to the consolidated financial statements.

                                CADIZ INC.

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

--------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
($ IN THOUSANDS)
--------------------------------------------------------------------------------
           PREFERRED STOCK    COMMON STOCK  ADDITIONAL                TOTAL
           ---------------    ------------   PAID-IN   ACCUMULATED STOCKHOLDERS'
           SHARES   AMOUNT  SHARES   AMOUNT  CAPITAL     DEFICIT      EQUITY
           ------   ------  ------   ------  -------     -------      ------
Balance as
 of December
 31, 2004    1,000  $  -  10,324,339  $  103  $ 209,615  $(184,860)   $  24,858

Issuance
 of common
 stock for
 services        -     -      37,200       1        468          -          469

Issuance of
 incentive
 shares and
 options         -     -     604,029       6     13,548          -       13,554

Net loss         -     -           -       -          -    (18,057)     (18,057)
           -------  ----  ----------  ------  ---------  ---------    ---------

Balance as
 of September
 30, 2005    1,000  $  -  10,965,568  $  110  $ 223,361  $(202,917)   $  20,824
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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2004. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of results for the entire fiscal year ending December 31, 2005.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business. The Company incurred losses of $18.1 million for the nine months ended September 30, 2005 and $16.0 million for the year ended December 31, 2004. The Company had working capital of $6.9 million at September 30, 2005 and used cash in operations of $2.5 million for the nine months ended September 30, 2005 and $7.6 million for the year ended December 31, 2004. Currently, the Company's sole focus is the development of its water resources program.

     During the year ended December 31, 2004, the Company raised $21.3 million in cash through a private sale of common stock. Based on current forecasts, the Company believes it has sufficient resources to fund operations beyond September 2006. The Company's current resources do not provide the capital necessary to fund the water development project should the Company be required to do so. There is no assurance that additional financing (public or private) will be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of the Company's existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If the Company cannot raise needed funds, it might be forced to make further substantial reductions in its operating expenses, which could adversely affect its ability to implement its current business plan and ultimately its viability as a company. These financial statements do not include any adjustments that might result from these uncertainties.

PRINCIPLES OF CONSOLIDATION

     In December 2003, the Company transferred substantially all of its assets with the exception of its office sublease, certain office furniture and equipment and the investment in Sun World International Inc.("Sun World") to Cadiz Real Estate LLC, a Delaware limited liability company ("Cadiz Real Estate"). The Company holds 100% of the equity interests of Cadiz Real Estate, and therefore continues to hold 100% beneficial ownership of the properties that it transferred to Cadiz Real Estate. Because the transfer of the Company's properties to Cadiz Real Estate has no effect on its ultimate beneficial ownership of these properties, the properties owned of record either by Cadiz Real Estate or by the Company are treated as belonging to the Company.

     On January 30, 2003, Sun World and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The financial statements of Sun World are no longer consolidated with those of Cadiz due to the Company's loss of control over the operations of Sun World on that date. Cadiz also wrote off its net investment in Sun World of $195 thousand at the Chapter 11 filing date because it did not anticipate being able to recover its investment.

     Further, in February 2005, Sun World completed the sale of substantially all of its assets. Sun World's consensual plan of reorganization was confirmed by the U.S. Bankruptcy Court in August, 2005 and became effective on September 6, 2005. Cadiz also reached a settlement with Sun World regarding certain tax matters that became effective on September 6, 2005. With the final bankruptcy plan confirmation and settlement, Cadiz has no further rights and obligations relating to Sun World assets or indebtedness, and supplemental disclosure of Sun World financial information will no longer be included in Cadiz filings.

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

     Had compensation cost for these plans been determined using fair value the Company's net loss and net loss per common share would have increased to the following pro forma amounts (dollars in thousands):

                              THREE AND NINE MONTHS ENDED SEPTEMBER 30,
                              -----------------------------------------
                                    2005                    2004
                                    ----                    ----
                         THREE MONTHS  NINE MONTHS  THREE MONTHS  NINE MONTHS
                         ------------  -----------  ------------  -----------
Net loss applicable to
 common stock:
  as reported             $  (3,863)   $ (18,057)    $  (2,894)  $  (8,433)

Stock based employee
 compensation cost, net
 of tax effects, included
 in the determination of
 net income as reported       2,305       13,554             -           -

Stock based employee
 compensation cost, net
 of tax effects, under
 the fair value method if
 the fair value method
 had been applied            (2,482)     (14,463)            -           -
                          ---------    ---------     ---------   ---------

Proforma net loss if the
 fair value method had
 been applied             $  (4,040)   $ (18,966)    $  (2,894)  $  (8,433)
                          =========    =========     =========   =========

                              THREE AND NINE MONTHS ENDED SEPTEMBER 30,
                              -----------------------------------------
                                    2005                    2004
                                    ----                    ----
                         THREE MONTHS  NINE MONTHS  THREE MONTHS  NINE MONTHS
                         ------------  -----------  ------------  -----------

Net loss applicable to
 common stock:
  as reported per basic
   and diluted common
   share                  $   (0.35)   $   (1.69)    $   (0.44)  $   (1.28)

Stock based employee
 compensation cost, net
 of tax effects, included
 in the determination of
 net income as reported        0.21         1.26             -           -

Stock based employee
 compensation cost, net
 of tax effects, under
 the fair value method if
 the fair value method
 had been applied             (0.23)       (1.35)            -           -
                          ---------    ---------     ---------   ---------

Proforma net loss if the
 fair value method had
 been applied             $   (0.37)   $   (1.78)    $   (0.44)  $   (1.28)
                          =========    =========     =========   =========


See Note 2 to the Consolidated Financial Statements included in the Company's Form 10-K for a discussion of the Company's accounting policies.


NOTE 2 - PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS
------------------------------------------------------

Property, plant, equipment and water programs consist of the following (in thousands):


                                             SEPTEMBER 30,  DECEMBER 31,
                                                 2005          2004

          Land and land improvements            $ 21,986     $ 22,010
          Water programs                          14,274       14,274
          Buildings                                1,408        1,408
          Machinery and equipment                  3,651        3,599
                                                --------     --------

                                                  41,319       41,291
          Less accumulated depreciation           (5,939)      (5,739)
                                                --------     --------

                                                $ 35,380     $ 35,552
                                                ========     ========

     Depreciation expense totaled $67 thousand and $132 thousand during the three months ended September 30, 2005 and 2004, and $201 thousand and $394 thousand for the nine months ended
September 30, 2005 and 2004.

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

     Interest is payable semiannually on March 31 and September
30 each year. The PIK portion is added to the outstanding principal balance.

     On March 31, 2005 and September 30, 2005, the 4% cash interest in the aggregate amount of $0.9 million was paid by applying it to a $2.4 million credit against loan obligations created by ING as consideration for units purchased by ING as part of a $24 million private placement completed by the Company in November 2004, leaving a credit balance of $1.5 million. On the same dates, the accrued 4% PIK interest portion in amounts totaling $0.9 million was added to the principal balance of the loan.

     The terms of the loan facilities require certain mandatory prepayments from the cash proceeds of future equity issuances by the Company and prohibit the payment of dividends.

     The senior term loan is secured by substantially all of the assets of the Company.


NOTE 4 - INCOME TAXES
---------------------

     In February 2005, our wholly owned subsidiary Sun World completed the sale of substantially all of its assets.

     The sale will generate a total gain at Sun World of approximately $11.3 million and $45.2 million for federal and state income tax purposes, respectively. For regular income tax purposes this gain is not expected to generate a tax liability, in that Sun World and Cadiz file a consolidated tax return and the companies have sufficient net operating loss carryovers
(NOLs) to offset the gain from Sun World. However, because of state apportionment factors and the Alternative Minimum Tax (AMT) rules, Cadiz is expected to have a tax liability of approximately $29 thousand, which amount has been accrued as of September 30, 2005.

     On August 26, 2005, a Settlement Agreement between Cadiz, on the one hand, and Sun World and three of Sun World's subsidiaries, on the other hand, was approved by the U.S. Bankruptcy Court, concurrently with the Court's confirmation of a consensual plan of reorganization for Sun World and its debtor affiliates. The Settlement Agreement provides that, following the September 6, 2005 effective date of Sun World's plan of reorganization, Cadiz will retain the right to utilize the Sun World NOLs. Sun World Federal NOLs are expected to total approximately $56 million. If, in any year from calendar year 2005 through calendar year 2011, the utilization of such NOLs results in a reduction of Cadiz' tax liability for such year, then Cadiz will pay to the Sun World bankruptcy estate 25% of the amount of such reduction, and shall retain the remaining 75% for its own benefit. There is no requirement that Cadiz utilize these NOLs during this reimbursement period, or provide any reimbursement to the Sun World bankruptcy estate for any NOLs used by Cadiz after this reimbursement period expires.


NOTE 5 - NET LOSS PER COMMON SHARE
----------------------------------

     Basic earnings per share (EPS) is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any, by the weighted-average common shares outstanding. Options, deferred stock units, warrants, convertible debt, and preferred stock that are convertible into shares of the Company's common stock were not considered in the computation of diluted EPS because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 1,208,000 and 1,744,000 shares for the three months ended September 30, 2005 and 2004, respectively.
For the nine months ended September 30, 2005 and 2004, weighted average shares outstanding would have increased by approximately 846,000 and 1,748,000 shares respectively.


NOTE 6 - PREFERRED AND COMMON STOCK
-----------------------------------

     During the nine months ended September 30, 2005, we issued 27,200 shares of common stock in consideration for services valued at $327,000 and 10,000 shares of common stock in consideration for a $142,000 accrued bonus. The shares were issued at $12 per share, the price of the November 2004 private placement at which time the issue of the shares was authorized, the services rendered, the bonus awarded, and the amounts accrued.


NOTE 7 - STOCK BASED COMPENSATION
---------------------------------

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

     During the nine months ended September 30, 2005 the Company granted 1,094,712 shares of common stock and 300,000 stock options to senior employees under the Cadiz 2003 Management Equity Incentive Plan. 604,029 of the shares vested immediately and were issued. The issuance of shares and options under these Plans results in a charge to the Company's earnings based on the value of the common stock at the time of the grant and the excess of the market price over the option exercise price at the time of their award. This charge will be recorded over the vesting period in proportion to the quantities vested. The value of shares and options vested during the nine month period ended September 30, 2005 has been recorded as a cost during the period in the amount of $13.6 million. The value of shares and options vested during the three month period ended September 30, 2005 has been recorded as a cost during the period in the amount of $2.3 million.

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

     The following table summarizes stock option activity for the periods noted. All options listed below were issued to officers, directors and employees.


                                                        WEIGHTED-
                                                         AVERAGE
                                              AMOUNT  EXERCISE PRICE
                                              ------  --------------

Outstanding at December 31, 2004                   -            -
     Granted                                 300,000     $  12.00
     Expired or canceled                           -            -
     Exercised                                     -            -
                                            --------     --------
Outstanding at September 30, 2005            300,000     $  12.00

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

     Further, in February 2005, our wholly owned subsidiary Sun World International, Inc. ("Sun World") completed the sale of substantially all of its assets, and Sun World's consensual plan of reorganization was confirmed by the U.S. Bankruptcy Court in August, 2005. Sun World had entered bankruptcy proceedings on January 30, 2003, following which the financial statements of Sun World are no longer consolidated with ours.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004
---------------------------------------------------------------

     We have not received significant revenues from our water resource activity to date. As a result, we have historically incurred a net loss from operations. We had revenues of $15 thousand for the three months ended September 30, 2005 and $12 thousand for the three months ended September 30, 2004. Our net loss totaled $3.9 million (including a $2.3 million charge for shares and options granted) for the three months ended September 30, 2005 compared to $2.9 million for the three months ended September 30, 2004.

     Our primary expenses are our ongoing costs to develop our real estate and water assets and to secure the remaining entitlements needed to continue developing the Cadiz Program. These costs consist primarily of project management, legal, consulting, engineering and administrative expenses, which are characterized as general and administrative expenses for financial statement reporting purposes. Other costs include interest expense and compensation costs resulting from the grant of shares and options under the Cadiz 2003 Management Equity Incentive Plan and the 2004 Management Bonus Plan.

     REVENUES Cadiz had revenues of $15 thousand for the three months ended September 30, 2005 and $12 thousand for the three months ended September 30, 2004. Higher revenues resulted from an increase in rental income attributable to the lease of additional Cadiz Ranch acreage to a third party.

     GENERAL AND ADMINISTRATIVE EXPENSES.   General and
administrative expenses during the three months ended September 30, 2005 totaled $1.1 million compared to $636 thousand for the three months ended September 30, 2004. The increase in expenses is primarily due to higher legal and consulting costs related to the ongoing entitlement process and settlement negotiations related to the Sun World bankruptcy and the Cadiz Program in the three months ended September 30, 2005.

     COMPENSATION COSTS FROM STOCK AND OPTION AWARDS. During the three months ended September 30, 2005 the Company recognized a $2.3 million charge to the Company's earnings for stock and options previously issued under the Cadiz 2003 Management Equity Incentive Plan. Shares and options issued under the Plan vest over varying periods from the date of issue to December 2006.
The issuance of shares and options under the Plan results in a charge to the Company's earnings based on the value of the common stock at the time of a stock grant and the excess of the market price over the option exercise price at the time of a stock option award. This charge will be recorded over the vesting period in proportion to the quantities vested.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three months ended September 30, 2005 and 2004 totaled $67 thousand and $132 thousand, respectively. We incurred depreciation expense for permanent and developing crops in the 2004 period. These permanent and developing crops were written off in the last quarter of 2004 and were not subject to further depreciation in 2005, thereby resulting in a decrease in depreciation and amortization expense for the 2005 period.

     INTEREST EXPENSE, NET. Net interest expense totaled $0.5 million during the three months ended September 30, 2005, compared to $2.1 million during the same period in 2004. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                             THREE MONTHS ENDED
                                               SEPTEMBER 30,
                                              2005       2004
                                              ----       ----

      Interest on outstanding debt          $    513  $  1,117
      Amortization of financing costs              7     1,026
      Interest income                            (41)       (5)
                                            --------  --------

                                            $    479  $  2,138
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

     The financing costs for the November 30, 2004 amendment to the terms and conditions of the ING loan were $150 thousand.

     INCOME TAXES.  In February 2005, our wholly owned subsidiary
Sun World completed the sale of substantially all of its assets.

     The sale generated a total gain at Sun World of approximately $11.3 million and $45.2 million for federal and state income tax purposes, respectively. For regular income tax purposes this gain is not expected to generate a tax liability, in that Sun World and Cadiz file a consolidated tax return and the companies have sufficient net operating loss carryovers
(NOLs) to offset the gain from Sun World. However, because of state apportionment factors and the Alternative Minimum Tax (AMT) rules, Cadiz is expected to have a tax liability of approximately $29 thousand that has been accrued as of September 30, 2005. This estimate represents a reduction from the previous estimate recorded by the Company at June 30, 2005 resulting in a $27 thousand reduction in the provision for income taxes in the three months ended September 30, 2005. The actual tax liability will vary from this estimate based upon taxable income generated during 2005.

     On August 26, 2005, a Settlement Agreement between Cadiz, on the one hand, and Sun World and three of Sun World's subsidiaries, on the other hand, was approved by the U.S. Bankruptcy Court, concurrently with the Court's confirmation of a consensual plan of reorganization for Sun World and its debtor affiliates. The Settlement Agreement provides that following the September 6, 2005 effective date of Sun World's plan of reorganization, Cadiz will retain the right to utilize the Sun World NOLs. Sun World Federal NOLs are expected to total approximately $56 million. If, in any year from calendar year 2005 through calendar year 2011, the utilization of such NOLs results in a reduction of Cadiz' tax liability for such year, then Cadiz will pay to the Sun World bankruptcy estate 25% of the amount of such reduction, and shall retain the remaining 75% for its own benefit. There is no requirement that Cadiz utilize these NOLs during this reimbursement period, or provide any reimbursement to the Sun World bankruptcy estate for any NOLs used by Cadiz after this reimbursement period expires.


NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 2004
------------------------------------------------------------

     We had revenues of $45 thousand for the nine months ended September 30, 2005 and $32 thousand for the nine months ended September 30, 2004. Our net loss totaled $18.1 million for the nine months ended September 30, 2005 compared to $8.4 million for the nine months ended September 30, 2004.

     Our primary expenses are our ongoing costs to develop our real estate and water assets and to secure the remaining entitlements needed to continue developing the Cadiz Program. These costs consist primarily of project management, legal, consulting, engineering and administrative expenses, which are characterized as general and administrative expenses for financial statement reporting purposes. Other costs include our interest expense and the compensation costs resulting from the grant of shares and options under the Cadiz 2003 Management Equity Incentive Plan and the 2004 Management Bonus Plan.

     REVENUES.   We had revenues of $45 thousand for the nine
months ended September 30, 2005 and $32 thousand for the nine months ended September 30, 2004 resulting from increased rental income attributable to the lease of additional Cadiz Ranch acreage to a third party.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 2005 totaled $2.9 million compared to $1.7 million for the same 2004 period. The increase in general and administrative expenses is primarily due to higher legal and consulting costs related to the ongoing entitlement process and settlement negotiations related to the Sun World bankruptcy and the Cadiz Program, higher audit expenses and higher stock exchange listing fees in the nine months ended September 30, 2005.

     COMPENSATION COSTS FROM STOCK AND OPTION AWARDS. During the nine months ended September 30, 2005, the Company issued shares of common stock and stock options to senior employees under the Cadiz 2003 Management Equity Incentive Plan and the Cadiz 2004 Management Bonus Plan. Shares and options issued under the 2003 Management Equity Incentive Plan vest over varying periods from the date of issue to December 2006. Shares issued under the 2004 Management Bonus Plan vested immediately. The issuance of shares and options under these Plans results in a charge to the Company's earnings based on the value of the common stock at the time of the grant and the excess of the market price over the option exercise price at the time of the award. This charge will be recorded over the vesting period in proportion to the quantities vested. The value of shares and options vested during the nine month period ended September 30, 2005 has been recorded as a cost during the period in the amount of $13.6 million.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the nine months ended September 30, 2005 totaled $201 thousand compared to $394 thousand during the same period in 2004. We incurred depreciation expense for permanent and developing crops in the 2004 period. These permanent and developing crops were written off in the last quarter of 2004 and were not subject to further depreciation in 2005, thereby resulting in a decrease in depreciation and amortization expense for the 2005 period.

     INTEREST EXPENSE, NET. Net interest expense totaled $1.4 million during the nine months ended September 30, 2005 as compared to $6.3 million in 2004. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                              NINE MONTHS ENDED
                                                SEPTEMBER 30
                                               2005      2004
                                               ----      ----
     Interest on outstanding debt - Cadiz   $  1,531  $  3,284
     Amortization of financing costs              21     3,080
     Interest income                            (119)      (23)
                                            --------  --------

                                            $  1,433  $  6,341
                                            ========  ========

     The decrease in net interest expense is primarily due to a combination of a reduction in the outstanding balance of the ING loan and lower interest rates on that loan. In addition, during 2005 there was reduced amortization of financing costs that included both debt discount and borrowing fees, as the prior balance was written off at the time of the November 30, 2004 amendment to the terms and conditions of the ING loan. The financing costs of the November 30, 2004 amended terms and conditions of the ING loan are lower and are being amortized over a longer period.

     The financing costs for the November 30, 2004 amendment to the terms and conditions of the ING loan were $150 thousand.

     Interest income was also higher, primarily due to higher cash and cash equivalent balances.

     INCOME TAXES. In February 2005, our wholly owned subsidiary
Sun World completed the sale of substantially all of its assets.

     The sale generated a total gain at Sun World of approximately $11.3 million and $45.2 million for federal and state income tax purposes, respectively. For regular income tax purposes this gain is not expected to generate a tax liability, in that Sun World and Cadiz file a consolidated tax return and the companies have sufficient tax attributes to offset the gain from Sun World. However, because of state apportionment factors and the Alternative Minimum Tax (AMT) rules, Cadiz is expected to have a tax liability of approximately $29 thousand that has been accrued as of September 30, 2005. The actual tax liability will vary from this estimate based upon taxable income generated during 2005.

     On August 26, 2005, a Settlement Agreement between Cadiz, on the one hand, and Sun World and three of Sun World's subsidiaries, on the other hand, was approved by the U.S. Bankruptcy Court, concurrently with the Court's confirmation of a consensual plan of reorganization for Sun World and its debtor affiliates. The Settlement Agreement provides that following the September 6, 2005 effective date of Sun World's plan of reorganization, Cadiz will retain the right to utilize the Sun World net operating loss carryovers (NOLs). Sun World Federal NOLs are expected to total approximately $56 million. If, in any year from calendar year 2005 through calendar year 2011, the utilization of such NOLs results in a reduction of Cadiz' tax liability for such year, then Cadiz will pay to the Sun World bankruptcy estate 25% of the amount of such reduction, and shall retain the remaining 75% for its own benefit. There is no requirement that Cadiz utilize these NOLs during this reimbursement period, or provide any reimbursement to the Sun World bankruptcy estate for any NOLs used by Cadiz after this reimbursement period expires.


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

     In November 2004 we entered into our most recent series of agreements with ING which provided for the repayment in full of our senior term loan facility with ING, the reduction to $25 million of the outstanding principal balance under our existing revolving credit facility; and amendments to the terms and conditions of our revolving credit facility with ING in order to extend the maturity date of the debt until March 31, 2010, conditioned upon a further principal reduction of $10 million on or before March 31, 2008, and reduce the interest rate through March 31, 2008 on the new outstanding balance to 4% cash plus 4% PIK (increasing to 4% cash plus 6% PIK for interest periods commencing on and after April 1, 2008). With the addition of the accrued PIK interest portions on March 31, 2005 and September 30, 2005, the outstanding balance of our credit facility with ING as of September 30, 2005 was $25.9 million. Additional details concerning the terms of this November 2004 restructuring are included in our Form 10-K for the year ended December 31, 2004.

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

     CASH USED FOR OPERATING ACTIVITIES. Cash used for operating activities was $2.5 million for the nine months ended September 30, 2005, as compared to $3.4 million for the nine months ended September 30, 2004. The decreased cash usage is primarily due to a $3.9 million smaller net loss before the non-cash compensation charge of $13.6 million in the 2005 period and the reduction in prepaid borrowing expense for the payment of interest in the 2005 period. This decrease was partly offset by a $3.3 million reduction in non-cash depreciation and amortization.

     CASH FLOW FROM INVESTING ACTIVITIES. During the nine months ended September 30, 2005, net cash flow used for investing activities was $29 thousand. A $53 thousand investment in property, plant & equipment was partially offset by $24 thousand of asset disposition proceeds. During the nine months ended September 30, 2004, $1.4 million was paid from the restricted cash account for the cash portion of interest due on the ING loan at March 31, 2004.

OUTLOOK

    SHORT TERM OUTLOOK. The proceeds of our 2003 and 2004 private placements in which we raised approximately $35 million have provided us with sufficient cash to meet our expected working capital needs for current operations until the Company will need to raise additional capital in order to fund the $10 million repayment of its borrowing from ING required to be made by March 2008 in order to obtain a further two year extension of the maturity date of the ING loan. See "Long Term Outlook", below. Approximately $12.7 million of the proceeds of our November 2004 private placement were used to reduce the principal balance, which included approximately $2.7 million in interest payable in kind ("PIK") owed to ING under our ING credit facilities, to $25 million. 40 Units in the 2004 private placement were issued to ING in consideration of a $2.4 million credit to be applied against obligations under the Company's $25 million borrowing from the lender. The remainder of the proceeds from the placements will be used to meet our ongoing working capital needs.

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

CERTAIN KNOWN CONTRACTUAL OBLIGATIONS
-------------------------------------

                               PAYMENTS DUE BY PERIOD
CONTRACTUAL              1 YEAR
OBLIGATIONS    TOTAL     OR LESS   2-3 YEARS   4-5 YEARS   AFTER 5 YEARS
-----------    -----     -------   ---------   ---------   -------------
Long term
 debt
 obligations  $ 25,894  $      8   $  10,018   $ 15,868      $      -

Operating
 leases             57        54          3           -             -
              --------  --------   --------    --------      --------

              $ 25,951  $     62   $ 10,021    $ 15,868      $      -
              ========  ========   ========    ========      ========

ITEM  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information about market risks for the nine months ended
September 30, 2005 does not differ materially from that discussed under Item 7A of Cadiz' Annual Report on Form 10-K for the year ended December 31, 2004.



ITEM 4.   CONTROLS AND PROCEDURES

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer (Principal Executive and Principal Financial Officer, respectively), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based upon, and as of the date of that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to Cadiz (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to affect, our internal control over financial reporting.



                   PART II  -  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     See "Legal Proceedings" included in the Company's latest
Form 10-K for a complete discussion.

     As previously discussed in the Company's Form 10-K report for the period ended December 31, 2004, Cadiz filed an administrative claim against the Metropolitan Water District of California ("Metropolitan"), asserting the breach by Metropolitan of various obligations specified in our Principals of Agreement with Metropolitan. We believe that by failing to complete the environmental review process for the Cadiz Program, as specified in the Principals of Agreement, Metropolitan violated this contract, breached its fiduciary duties to us and interfered with our prospective economic advantages. The filing was made with the Executive Secretary of Metropolitan. We are seeking the recovery of compensatory and punitive damages and specific performance of certain Metropolitan obligations.

     In discussions following presentation of this claim, we have continued to evaluate alternative approaches to implementation of the Cadiz Program. The current deadline to file a lawsuit against Metropolitan has been extended to November 18, 2005, and we currently intend to file a lawsuit against the agency on or before that deadline.

     As previously reported in the Company's Form 8-K dated August 26, 2005, on August 26, 2005 the U.S. Bankruptcy Court confirmed a consensual plan of reorganization for Sun World and its debtor affiliates. See the Company's Form 8-K dated August 26, 2005 for a complete discussion.

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

        10.1  Settlement Agreement dated as of August 11,
              2005 by and between Cadiz Inc., on the one hand, and Sun World International, Inc., Sun Desert,
              Inc., Coachella Growers and Sun World/Rayo, on the other hand

        31.1  Certification of Keith Brackpool, Chairman and
              Chief Executive Officer of Cadiz Inc. pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002

        31.2  Certification of O'Donnell Iselin II, Chief
              Financial Officer and Secretary of Cadiz Inc.
              pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32.1 Certification of Keith Brackpool, Chairman and Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002

        32.2 Certification of O'Donnell Iselin II, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADIZ INC.



By:  /s/ Keith Brackpool                        November 14, 2005
    ------------------------------------        ----------------------
     Keith Brackpool                            Date
     Chairman of the Board and
      Chief Executive Officer
     (Principal Executive Officer)


By:  /s/ O'Donnell Iselin II                    November 14, 2005
    ------------------------------------        ----------------------
     O'Donnell Iselin II,                       Date
     Chief Financial Officer and Secretary
     (Principal Financial Officer)