Form 10-K
period 2005-12-31
CADIZ INC
filed 2006-03-16
CIK 727273

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

                            FORM 10-K

                FOR ANNUAL AND TRANSITION REPORTS
             PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                           (Mark One)

   [X]      Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934
           for the fiscal year ended December 31, 2005

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

777 S. Figueroa Street, Suite 4250,Los Angeles, CA    90017
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

             COMMON STOCK, PAR VALUE $0.01 PER SHARE
                        (Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in rule 405 under the Securities Act of 1933.

                        YES      NO  X
                            ---     ---

Indicate by a check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

                        YES      NO  X
                            ---     ---

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (220.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K or any amendment of this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

     LARGE ACCELERATED FILER       ACCELERATED FILER  X
                             ---                     ---
                NON-ACCELERATED FILER
                                      ---

                          Page i

Indicate by check mark whether the Registrant is a shell company
(as defined in Exchange Act Rule 12b-2).

                        YES      NO  X
                            ---     ---

As of Feb 28, 2006, the Registrant had 11,330,402 shares of common stock outstanding. The aggregate market value of the common stock held by nonaffiliates as of June 30, 2005 was approximately $86,942,138 based on 4,575,902 shares of common stock outstanding held by nonaffiliates and the closing price on that date. Shares of common stock held by each executive officer and director and by each entity that owns more than 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be filed for its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. The Registrant is not incorporating by reference any other documents within this Annual Report on Form 10-K except those footnoted in
Part IV under the heading "Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K".

                          Page ii


TABLE OF CONTENTS


PART I

Item 1.    Business . . . . . . . . . . . . . . . . . . . . . . .1

Item 1A.   Risk Factors. . . . . . . . . . . . . . . . . . . . . 8

Item 1B.   Unresolved Staff Comments. . . . . . . . . . . . . . .9

Item 2.    Properties . . . . . . . . . . . . . . . . . . . . . .9

Item 3.    Legal Proceedings . . . . . . . . . . . . . . . . . .11

Item 4.    Submission of Matters to a Vote of Security Holders. 12


PART II

Item 5.    Market for Registrant's Common Equity and Related
            Stockholder Matters. . . . . . . . . . . . . . . . .13

Item 6.    Selected Financial Data. . . . . . . . . . . . . . . 14

Item 7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . .15

Item 7A.   Quantitative and Qualitative Disclosures about
            Market Risk. . . . . . . . . . . . . . . . . . . . .27

Item 8.    Financial Statements and Supplementary Data. . . . . 27

Item 9.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure . . . . . . . . 27

Item 9A.   Controls and Procedures. . . . . . . . . . . . . . . 28

Item 9B.   Other Information. . . . . . . . . . . . . . . . . . 28


PART III

Item 10.  Directors and Executive Officers of the Registrant . .29

Item 11.  Executive Compensation. . . . . . . . . . . . . . . . 29

Item 12.  Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters . . . . . 29

Item 13.  Certain Relationships and Related Transactions. . . . 29

Item 14.  Principal Accountant Fees and Services. . . . . . . . 29


PART IV

Item 15.  Exhibits and Financial Statement Schedules . . . . . .30

                          Page iii



PART I

ITEM 1.   BUSINESS

     This Form 10-K presents forward-looking statements with regard to financial projections, proposed transactions such as those concerning the further development of our land and water assets, information or expectations about our business strategies, results of operations, products or markets, or otherwise makes statements about future events. Such forward-looking statements can be identified by the use of words such as "intends", "anticipates", "believes", "estimates", "projects", "forecasts", "expects", "plans" and "proposes". Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements.
These include, among others, the cautionary statements under the caption "Risk Factors", as well as other cautionary language contained in this Form 10-K. These cautionary statements identify important factors that could cause actual results to differ materially from those described in the forward-looking statements. When considering forward-looking statements in this Form 10-K, you should keep in mind the cautionary statements described above.

OVERVIEW

     Our primary asset consists of three blocks of land in eastern San Bernardino County, California totaling approximately 46,000 acres. Virtually all of this land is underlain by high-quality groundwater resources with demonstrated potential for various applications, including water storage and supply programs and recreational, residential, and agricultural development. Two of the three properties are located in proximity to the Colorado River Aqueduct, the major source of imported water for southern California. The third property is located near the Colorado River.

     The value of these assets derives from a combination of projected population increases and limited water supplies throughout southern California. In addition, most of the major population centers in southern California are not located where significant precipitation occurs, requiring the importation of water from other parts of the state. We therefore believe that a competitive advantage exists for companies that can provide high quality, reliable, and affordable water to major population centers.

     To this end, in 1997 we commenced discussions with the Metropolitan Water District of Southern California ("Metropolitan") in order to develop a long-term agreement for a joint venture groundwater storage and supply program on our land in the Cadiz and Fenner valleys of eastern San Bernardino County (the "Cadiz Project"). Under the Cadiz Project, surplus water from the Colorado River would be stored in the aquifer system underlying our land during wet years. When needed, the stored water, together with indigenous groundwater, could be returned to the Colorado River Aqueduct for distribution to Metropolitan's member agencies throughout six southern California counties.

     Between 1997 and 2002, Metropolitan and the Company received substantially all of the various permits required to construct and operate the project, including a federal Record of Decision from the U.S. Department of Interior, which endorsed the Cadiz Project and granted a right-of-way for construction of project facilities. The federal government also approved a Final

Environmental Impact Statement ("FEIS") in compliance with the National Environmental Policy Act ("NEPA").

     Despite the significant progress made in the federal environmental review process, in October 2002 Metropolitan's Board refused to consider whether or not to certify the Final Environmental Impact Report ("FEIR"), which was a necessary action to authorize implementation of the Cadiz Project in accordance with the California Environmental Quality Act ("CEQA").

     Regardless of the Metropolitan Board's actions in October 2002, Southern California's need for water storage and supply programs has not abated. Therefore we continue to pursue the completion of the environmental review process for the Cadiz Project. To that end we are now in advanced discussions with a third party public agency that would assume the role of CEQA lead agency and complete the state of California environmental review process. We are also working directly with the U.S. Department of Interior to have the permits that were approved during the federal environmental review process, including the right-of-way granted in the Record of Decision, issued directly to the Company. Additionally, we are in discussions with several other public agencies regarding their interest in participating in the Cadiz Project. All of these agencies have access to independent sources of supply that can be stored by the Cadiz Project. See "Water Resource Development", below.

     Due to significant population growth in Southern California, where our properties are located, we have also begun to explore additional uses of our land assets. To this end, we have retained outside services to conduct a detailed analysis of our land assets and assess the opportunities for these properties.

     We expect that these objectives will have different capital requirements and implementation periods than those previously established. Therefore, in 2002, we entered into a series of agreements with our senior secured lender, ING Capital LLC ("ING") pursuant to which we reduced our debt to ING to $25 million and extended the maturity date of the ING debt until March 31, 2010, conditioned upon a further principal reduction of $10 million on or before March 31, 2008. In addition, we raised approximately $35 million in equity through private placements completed in 2003 and 2004.

     Further, in February 2005, our wholly owned subsidiary Sun World International, Inc. ("Sun World") completed the sale of substantially all of its assets, and Sun World's consensual plan of reorganization was confirmed by the U.S. Bankruptcy Court in August 2005. Sun World had entered bankruptcy proceedings on January 30, 2003, following which the financial statements of Sun World are no longer consolidated with ours.

     With the implementation of these steps, we have been able to retain ownership of all of our land assets and assets relating to our water programs and also to obtain working capital needed to continue our efforts to develop our water programs. Because many of our pre-existing common stockholders have participated in the 2003 and 2004 private placements, our base of common stockholders remains largely the same as before these placements.

     We remain committed to our land and water assets and we continue to explore all opportunities for development of these assets. We cannot predict with certainty which of these various opportunities will ultimately be utilized.

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

     The focus of our water development activities has been the Cadiz Project. The Metropolitan Board's decision in late 2002 delayed implementation of the Cadiz Project as we sought a settlement with Metropolitan before proceeding with another state agency. In 2005, our business development activities consisted largely of continued adjustments to our capital structure by way of amendments to our lending agreements and equity issuances.
See "Overview", above. Our primary goal in this process has been to maintain ownership of our San Bernardino County properties and to create a capital structure that would allow us to continue the development of the Cadiz Project. We believe that we have succeeded in achieving this goal. We have obtained an additional equity infusion of approximately $35 million through the issuance of common stock. We have paid down our debt facility with ING to $26 million, and have obtained a maturity date extension and interest rate reduction with respect to such debt. We have also divested all of the assets and operations of Sun World. Sun World's Chapter 11 Reorganization Plan ("Plan") is effective, and the Company has no further liabilities related to the business or operations of Sun World. These transactions are described in more detail in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation."

(B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
     ---------------------------------------------

     During the year ended December 31, 2005 we continued to develop the water resource segment of our business. With the deconsolidation of Sun World upon Sun World's January 30, 2003 bankruptcy filing our agricultural operations are confined to limited farming activities at the Cadiz Valley property. We no longer actively operate a separate agricultural resources segment. See Consolidated Financial Statements. See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

(C)  NARRATIVE DESCRIPTION OF BUSINESS
     ---------------------------------

     Our business strategy is the development of our holdings for their highest and best uses. At present, our development activities are focused on water resource and real estate development at our San Bernardino County properties.

WATER RESOURCE DEVELOPMENT

     Our portfolio of water resources, located in proximity to the Colorado River and the Colorado River Aqueduct, the principal source of imported water for Southern California, provides us with the opportunity to participate in a variety of water storage and supply programs, exchanges and conservation programs with public agencies and other partners.

     CADIZ GROUNDWATER STORAGE AND DRY-YEAR SUPPLY PROGRAM
     -----------------------------------------------------

     We own approximately 35,000 acres of land and related high-quality groundwater resources in the Cadiz and Fenner valleys of eastern San Bernardino County. The aquifer system underlying this property is naturally recharged by precipitation (both rain and snow) within a watershed of approximately 1,300 square miles. See Item 2, "Properties - The Cadiz/Fenner Property".

     In 1997 we commenced discussions with Metropolitan in order to develop principles and terms for a long-term agreement for a joint venture groundwater storage and supply program on this land (the "Cadiz Project"). The Cadiz Project would have provided Southern Californians with a valuable increase in water supply during periods of drought or other emergencies. During wet years, surplus water from the Colorado River would be stored in the aquifer system that underlies the Cadiz property. When needed, the stored water and indigenous groundwater would be returned to the Colorado River Aqueduct for distribution to water agencies throughout six southern California counties. The Colorado River Aqueduct provides supplemental water to approximately 18 million people. Additionally, exchange agreements could be used to transfer this supplemental water supply to California communities in the Central and Northern portions of the state.

     Temporary withdrawals of indigenous groundwater would also be available from the Cadiz Project during emergencies. Any temporary withdrawals would be strictly monitored according to the provisions of the Groundwater Monitoring & Management Plan ("Management Plan") approved by the U.S. Department of the Interior in its 2002 Record of Decision. The comprehensive Management Plan was created during the Cadiz Project's extensive environmental review process to ensure long-term protection of the aquifer system and related environmental resources in and surrounding the area in which the Cadiz Project is located.

   Cadiz Project facilities would include, among other things:

       * Spreading basins, which are shallow ponds that percolate water from the ground surface to the water table;

       *  High yield extraction wells designed to extract stored
          Colorado River water and indigenous groundwater from beneath the Cadiz Project area;

       * A 35-mile conveyance pipeline to connect the spreading basins and wellfield to the Colorado River Aqueduct near the Iron Mountain pumping plant; and

       * A pumping plant to pump water through the conveyance pipeline from the Colorado River Aqueduct near the Iron Mountain pumping plant to the Cadiz Project spreading basins.

     The cost of these facilities was estimated to be approximately $150 million in 2002 and is expected to be higher today due to steel price increases and higher well drilling costs.

     In October 2001, the Final Environmental Impact Statement ("FEIS") and Final Environmental Impact Report ("FEIR") were issued by Metropolitan and the U.S. Bureau of Land Management, in collaboration with the U.S. Geological Survey and the National Park Service. On August 29, 2002, the U.S. Department of Interior approved the FEIS for the Cadiz Project and issued its Record of Decision, the final step in the federal environmental review process for the Cadiz Project. The Record of Decision amended the California Desert Conservation Area Plan for an exception to the utility corridor element and offered to Metropolitan a right-of-way grant necessary for the construction and operation of the Cadiz Project.

     With all federal approvals and permits in place, on October 8, 2002, Metropolitan's Board considered acceptance of the terms and conditions of the right-of-way grant pursuant to the published Record of Decision. The Board voted not to adopt Metropolitan staff's recommendation to approve the terms and conditions of the right-of-way grant issued by the Department of the Interior for the Cadiz Project by a very narrow margin. Instead, the Board voted for an alternative motion to reject the terms and conditions of the right-of-way grant and to not proceed with the Cadiz Project. Subsequent to the Metropolitan Boards' actions, negotiations toward a final agreement for the Cadiz Project on the basis of the previously approved definitive economic terms ceased.

     When Metropolitan's Board declined to proceed with the Cadiz Project, the FEIR was complete and awaiting certification at a hearing scheduled for late October 2002. It is our position that Metropolitan's actions on October 8, 2002 breached various contractual and fiduciary obligations of Metropolitan to us, and interfered with the economic advantage we would have obtained from the Cadiz Project. Therefore, in April 2003 we filed a claim against Metropolitan seeking compensatory and punitive damages. When settlement negotiations failed to produce a resolution, we filed a lawsuit against Metropolitan in Los Angeles Superior Court on November 17, 2005. See Item 3 - "Legal Proceedings".

     Meanwhile, the need for new water storage and supply programs in the southwestern United States has not diminished. Over the five years preceding the 2004 - 2005 winter season, the Colorado River watershed experienced a prolonged drought that presented major challenges to the economies of California, Nevada, and Arizona. The drought was followed by a wet year in 2005 during which surplus water was available to Metropolitan that exceeded its storage capacity by approximately 200,000 acre-feet. Had the Cadiz Project been built, it could have accommodated most of this available surplus. As population continues to grow at record rates, the Southwest is facing the very real possibility that current and future supplies of water will not be able to meet demand without more investment in water infrastructure, including groundwater storage projects.

     To meet this need, we are committed to completing the Cadiz Project and finalizing the state of California environmental review. To that end we are now in advanced discussions with a third party public agency that would assume the role of CEQA lead agency and complete the California environmental review process. We are also working directly with the U.S. Department of Interior to have the permits that were granted during the federal environmental review process, including the right-of-way granted in the Record of Decision, issued directly to the Company. Additionally, we are in discussions with several other public agencies regarding their interest in participating in the Cadiz Project. All of these agencies have access to independent sources of supply that can be stored by the Cadiz Project.

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

AGRICULTURAL OPERATIONS

     With the bankruptcy of Sun World, our agricultural operations are very limited. Historically, we have leased our Cadiz Valley farming property to Sun World and other third parties. In the fourth quarter of 2004, the lease with Sun World expired. We continue to lease to a third party approximately 160 acres of table grape vineyards at our Cadiz Valley property. The lease is renewable on a year to year basis with annual revenues of approximately $50,000. In 2005 we also farmed 240 acres of Lisbon lemons and 20 acres of Eureka lemons. We subcontracted the labor and marketing of the crop to third parties. Annual revenues were approximately $1.1 million.

     On January 30, 2003, Sun World filed voluntary petitions under Chapter 11 of the Bankruptcy Code. In February 2005, with Bankruptcy Court approval, Sun World sold substantially all of its assets and in September 2005 the Chapter 11 Reorganization Plan became effective. See "General Development of Business", above. Following the filing date and until the sale of its assets, Sun World operated its business and managed its affairs as debtor and debtor in possession. As of the filing date the financial statements of Sun World are no longer consolidated with those of ours, but instead, we account for our investment in Sun World on the cost basis of accounting. As a result of changing to the cost basis of accounting on January 31, 2003, we had a net investment in Sun World of approximately $195,000 consisting of loans and other amounts due from Sun World of $13,500,000 less losses in excess of investment in Sun World of $13,305,000. We wrote off the net investment in Sun World of $195,000 at the Chapter 11 filing date because we do not anticipate being able to recover our investment.

     On August 26, 2005, the U.S. Bankruptcy Court confirmed Sun World's amended plan of reorganization, which included a settlement agreement between Sun World and Cadiz regarding the retention of certain Sun World net operating loss carryforwards by Cadiz and released Cadiz from all liabilities under the guarantees of First Mortgage Notes issued by Sun World. The amended Plan became effective on September 6, 2005, and Cadiz has no further interest in the business and operations of Sun World.

SEASONALITY

     Our water resource development activities are not seasonal in nature.

     With our divestiture of Sun World our remaining farming operations are limited. These operations will be subject to the general seasonal trends that are characteristic of the agricultural industry.

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

EMPLOYEES

     As of December 31, 2005, we employed 8 full-time employees
(i.e. those individuals working more than 1,000 hours per year).
We believe that our employee relations are good.

REGULATION

     Our operations are subject to varying degrees of federal, state and local laws and regulations. As we proceed with the development of our properties, including the Cadiz Project, we will be required to satisfy various regulatory authorities that we are in compliance with the laws, regulations and policies enforced by such authorities. Groundwater development, and the export of surplus groundwater for sale to single entities such as public water agencies, is not subject to regulation by existing statutes other than general environmental statutes applicable to all development projects. Additionally, we must obtain a variety of approvals and permits from state and federal governments with respect to issues that may include environmental issues, issues related to special status species, issues related to the public trust, and others. Because of the discretionary nature of these approvals and concerns which may be raised by various governmental officials, public interest groups and other interested parties during both the development and approval process, our ability to develop properties and realize income from our projects, including the Cadiz Project, could be delayed, reduced or eliminated.

ACCESS TO OUR INFORMATION

     We are subject to the information and reporting requirements of the Securities Exchange Act and file annual, quarterly and current reports, proxy statements and other information with the
 SEC. You can request copies of these documents, for a copying fee, by writing to the SEC. We furnish our stockholders with annual reports containing financial statements audited by our independent auditors.

     We also make available on our website www.cadizinc.com copies of our annual, quarterly and special reports, proxy and information statements and other information.

ITEM 1A.  RISK FACTORS

     Our business is subject to a number of risks, including those described below.

OUR DEVELOPMENT ACTIVITIES HAVE NOT GENERATED SIGNIFICANT
REVENUES

     At present, our development activities are focused on water resource development at our San Bernardino County properties. We have not received significant revenues from our development activities to date and we do not know when, if ever, we will receive operating revenues from our development activities. As a result, we continue to incur a net loss from operations.

WE MAY NEVER GENERATE SIGNIFICANT REVENUES OR BECOME PROFITABLE
UNLESS WE ARE ABLE TO SUCCESSFULLY IMPLEMENT PROGRAMS TO DEVELOP
OUR LAND ASSETS AND RELATED WATER RESOURCES

     We do not know the terms, if any, upon which we may be able to proceed with our water development programs. Regardless of the form of our water development programs, the circumstances under which transfers or storage of water can be made and the profitability of any transfers or storage are subject to significant uncertainties, including hydrologic risks of variable water supplies, risks presented by allocations of water under existing and prospective priorities, and risks of adverse changes to or interpretations of U.S. federal, state and local laws, regulations and policies. Additional risks attendant to such programs include our ability to obtain all necessary regulatory approvals and permits, possible litigation by environmental or other groups, unforeseen technical difficulties, general market conditions for water supplies, and the time gap needed to generate significant operating revenues from such programs after operations commence.

OUR FAILURE TO MAKE TIMELY PAYMENTS OF PRINCIPAL AND INTEREST ON
OUR INDEBTEDNESS MAY RESULT IN A FORECLOSURE ON OUR ASSETS

     As of December 31, 2005, we had indebtedness outstanding to our senior secured lender of approximately $25.9 million. Our assets have been put up as collateral to secure the payment of this debt. If we cannot generate sufficient cash flow to make timely payments of principal and interest on this indebtedness, or if we otherwise fail to comply with the terms of agreements governing our indebtedness, we may default on our obligations. If we default on our obligations, our lenders may sell off the assets that we have put up as collateral. This, in turn, would result in a cessation or sale of our operations.

THE ISSUANCE OF SHARES UNDER OUR MANAGEMENT EQUITY INCENTIVE PLAN
WILL IMPACT EARNINGS

     Under applicable accounting rules, the issuance of shares and options under our Management Incentive Equity Plan will result in a charge to earnings based on the value of our common stock at the time of issue and the valuation of options at the time of their award and will be recorded over the vesting period in proportion to the quantities vested. Our Management Equity Incentive Plan provides for the issuance of up to 1,472,051 shares of common stock. Subsequent to January 1, 2005 we have issued stock or options to purchase stock representing 1,459,712 of the shares authorized for issuance under this Management Equity Incentive Plan.

Based on the trading price of our common stock at the time of such issuances, such issuances resulted in a charge to our earnings of $16.7 million for our fiscal year ended December 31, 2005 and will result in a further significant charge to our earnings for our fiscal year ended December 31, 2006. The cost of approximately 93% of the shares and options issued in our fiscal year ended December 31, 2005 was an expense during 2005.

WE MAY NOT BE ABLE TO OBTAIN THE FINANCING WE NEED TO IMPLEMENT
OUR ASSET DEVELOPMENT PROGRAMS

     We will require additional capital to finance our operations until such time as our asset development operations produce revenues. We cannot assure you that our current lenders, or any other lenders, will give us additional credit should we seek it. If we are unable to obtain additional credit, we may engage in further equity financings. Our ability to obtain equity financing will depend, among other things, on the status of our asset development programs and general conditions in the capital markets at the time funding is sought. Any further equity financings would result in the dilution of ownership interests of our current stockholders.

WE ARE RESTRICTED BY CONTRACT FROM PAYING DIVIDENDS AND WE DO NOT
INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE

     Any return on investment on our common stock will depend primarily upon the appreciation in the price of our common stock. To date, we have never paid a cash dividend on our common stock. The loan documents governing our credit facilities with our senior secured lender prohibit the payment of dividends while such facilities are outstanding. As we have a history of operating losses, we have been unable to date to pay dividends. Even if we post a profit in future years, we currently intend to retain all future earnings for the operation of our business. As a result, we do not anticipate that we will declare any dividends in the foreseeable future.


ITEM 1B.  UNRESOLVED STAFF COMMENTS

     Not applicable at this time.


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

     Additional independent geotechnical and engineering studies conducted since 1985 have confirmed that the Cadiz/Fenner property overlies a natural groundwater aquifer system that is ideally suited for the underground water storage and dry year transfers as contemplated in the Cadiz Project. See Item 1, "Business - Narrative Description of Business - Water Resource Development".

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

FARM PROPERTY

     Approximately 1,600 acres of our Cadiz Valley property has been developed for agricultural use. We are currently leasing to a third party approximately 160 acres of this property, consisting of table grape vineyards, and until the fourth quarter of 2004 were leasing approximately 750 acres of this property, consisting of juice grape vineyards and citrus orchards, to Sun World. The leases provide for the lessees to be responsible for all costs associated with growing crops on the leased property. The lease with the third party is renewable on a year to year basis with annual revenues of approximately $50,000. In 2005 the Company farmed the citrus orchard and subcontracted the labor and marketing of the crop. Annual revenues from these activities were approximately $1.1 million.

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

DEBT SECURED BY PROPERTIES

     Our outstanding debt at December 31, 2005 of $25.9 million represents loans secured by our properties (including properties held of record by Cadiz Real Estate). Information regarding interest rates and principal maturities is provided in Note 6 to the consolidated financial statements.


ITEM 3.   LEGAL PROCEEDINGS

CLAIM AGAINST METROPOLITAN

     On April 7, 2003 we filed an administrative claim against The Metropolitan Water District of Southern California ("Metropolitan"), asserting the breach by Metropolitan of various obligations specified in our 1998 Principles of Agreement with Metropolitan. We believe that by failing to complete the environmental review process for the Cadiz Project, as specified in the Principles of Agreement, Metropolitan violated this contract, breached its fiduciary duties to us and interfered with our prospective economic advantages. See Item 1, "Business - Narrative Description of Business - Water Resource Development". The filing was made with the Executive Secretary of Metropolitan.

     When settlement negotiations failed to produce a resolution, we filed a lawsuit against Metropolitan in the Los Angeles
Superior Court on November 17, 2005. We are seeking recovery of compensatory and punitive damages. Metropolitan has not to date responded to the litigation.

SUN WORLD BANKRUPTCY FILING

     On January 30, 2003, (the "Petition Date") Sun World and three of its wholly owned subsidiaries (Sun Desert, Inc., Coachella Growers and Sun World/Rayo) filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, Central District of California, Riverside Division (Case Nos: RS 03-11370 DN, RS 03-11369 DN, RS 03-11371
DN, RS 03-11374 DN). Sun World's consensual plan of reorganization was confirmed by the Court in August 2005 and became effective in September, 2005. See Item 1, "Business - General Development of Business".

OTHER PROCEEDINGS

     There are no other material pending legal proceedings to which we are a party or of which any of our property is the subject.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our stockholders during the fourth quarter of 2005.
PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The Company's common stock is currently traded on The NASDAQ National Market ("NASDAQ") under the symbol "CDZI." Prior to June 20, 2005, the Company common stock was traded over the counter on the OTC Bulletin Board. Prior to March 27, 2003, the Company's common stock was listed on NASDAQ. On March 27, 2003, the Company's common stock was de-listed from NASDAQ and thereafter traded on the OTC Bulletin Board until May 23, 2003, at which time our common stock was removed from the Bulletin Board and began trading on the OTC U.S. Market, often referred to as the "Pink Sheets". On November 11, 2004 our stock resumed trading on the OTC Bulletin Board. The following table reflects actual sales transactions for the dates that the Company was trading on NASDAQ, and high and low bid information otherwise. The OTC Bulletin Board and Pink Sheet market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The high and low ranges of the common stock for the dates indicated have been provided by Bloomberg LP.

                                   HIGH        LOW
     QUARTER ENDED             SALES PRICE  SALES PRICE
     -------------             -----------  -----------
     2004:
       March 31                    $  7.60    $  4.80
       June 30                     $  8.75    $  7.10
       September 30                $ 15.50    $  8.50
       December 31                 $ 17.00    $ 11.70

     2005:
       March 31                    $ 15.40    $ 11.50
       June 30                     $ 19.00    $ 14.25
       September 30                $ 19.50    $ 16.00
       December 31                 $ 22.00    $ 18.00


     On February 28, 2006, the high, low and last sales prices for the shares, as reported by Bloomberg, were $18.48, $16.55, and $18.37, respectively.

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

     As of February 28, 2006, the number of stockholders of record of our common stock was 214 and the estimated number of beneficial owners was approximately 1,480.

     To date, we have not paid a cash dividend on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Our ability to pay such dividends is subject to covenants pursuant to agreements with our primary lender that prohibits the payment of dividends.

     All securities sold by us during the three years ended
December 31, 2005 which were not registered under the Securities
Act have previously been reported in our Annual, Quarterly, and Current Reports on Forms 10K, 10-Q and 8K.


ITEM 6.   SELECTED FINANCIAL DATA

    The following selected financial data insofar as it relates to the years ended December 31, 2005, 2004, 2003, 2002 and 2001 has been derived from our audited financial statements. The information that follows should be read in conjunction with the audited consolidated financial statements and notes thereto for each of the three years in the period ended December 31, 2005 included in Part IV of this Form 10-K. See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

($ in thousands, except for per share data)

                                         YEAR ENDED DECEMBER 31,
                              --------------------------------------------
                              2005      2004      2003      2002      2001
                              ----      ----      ----      ----      ----
Statement of Operations Data:

 Total revenues             $  1,197  $     47  $  3,162  $114,250  $ 92,402
 Net loss                    (23,025)  (16,037)  (11,536)  (22,225)  (25,722)
 Less: Preferred stock
        dividends                  -         -       918     1,125       591
       Imputed dividend on
        preferred stock            -         -     1,600       984       441
                            --------  --------  --------  --------  --------
 Net loss applicable to
  common stock              $(23,025) $(16,037) $(14,054) $(24,334) $(26,754)
                            ========  ========  ========  ========  ========
Per share:

 Net loss (basic and
  diluted)                  $  (2.14) $  (2.32) $  (6.39) $ (16.76) $ (18.66)
                            ========  ========  ========  ========  ========
Weighted-average common
 shares outstanding           10,756     6,911     2,200     1,452     1,434
                            ========  ========  ========  ========  ========


                                             DECEMBER 31,
                            ------------------------------------------------
                            2005       2004       2003       2002       2001
                            ----       ----       ----       ----       ----
Balance Sheet Data:

 Total assets             $  46,046  $  51,071  $  49,526  $ 191,883  $ 198,275
 Long-term debt           $  25,883  $  25,000  $  30,253  $ 115,447  $ 141,429
 Redeemable preferred
   stock                  $       -  $       -  $       -  $  10,942  $   9,958
 Preferred stock, common
  stock and additional
  paid-in capital         $ 226,738  $ 209,718  $ 185,040  $ 156,166  $ 152,765
 Accumulated deficit      $(207,885) $(184,860) $(168,823) $(157,287) $(135,062)
 Stockholders' equity
  (deficit)               $  18,967  $  24,858  $  16,217  $  (1,121) $  17,703

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the following discussion contains trend analysis and other forward-looking statements. Forward-looking statements can be identified by the use of words such as "intends", "anticipates", "believes", "estimates", "projects", "forecasts", "expects", "plans" and "proposes". Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. These include, among others, our ability to maximize value from our Cadiz, California land and water resources and our ability to obtain new financings as needed to meet our ongoing working capital needs. See additional discussion under the heading "Risk Factors" above.

OVERVIEW

      As discussed in further detail below, as of January 30, 2003 the financial statements of our Sun World subsidiary are no longer being consolidated with ours. Presently, our operations (and, accordingly, our working capital requirements) relate primarily to our water development activities and, more specifically, to the Cadiz Groundwater Storage and Dry-Year Supply Program ("Cadiz Project"). Our results of operations for periods subsequent to January 2003 have been, and in future fiscal periods will be, largely reflective of the operations of our water development activities.

     In 1997 we commenced discussions with the Metropolitan Water District of Southern California ("Metropolitan") in order to develop a long-term agreement for a joint venture groundwater storage and supply program on our land in the Cadiz and Fenner valleys of eastern San Bernardino County (the "Cadiz Project"). Under the Cadiz Project, surplus water from the Colorado River would be stored in the aquifer system underlying our land during wet years. When needed, the stored water, together with indigenous groundwater, could be returned to the Colorado River Aqueduct for distribution to Metropolitan's member agencies throughout six southern California counties.

     Between 1997 and 2002, Metropolitan staff and the Company received substantially all of the various permits required to construct and operate the project, including a federal Record of Decision from the U.S. Department of Interior, which endorsed the Cadiz Project and granted a right-of-way for construction of project facilities. The federal government also approved a Final Environmental Impact Statement ("FEIS") in compliance with the National Environmental Policy Act ("NEPA").

     Despite the significant progress made in the federal environmental review process, in October 2002 Metropolitan's Board refused to consider whether or not to certify the Final Environmental Impact Report ("FEIR"), which was a necessary action to authorize implementation of the Cadiz Project in accordance with the California Environmental Quality Act ("CEQA").

     Regardless of the Metropolitan Board's actions in October
2002, Southern California's need for water storage and supply programs has not abated. Therefore we continue to pursue the completion of the environmental review process for the Cadiz
Project. To that end we are
now in advanced discussions with a third party public agency that would assume the role of CEQA lead agency and complete the state of California environmental review process. We are also working directly with the U.S. Department of Interior to have the permits that were approved during the federal environmental review process, including the right-of-way granted in the Record of Decision to Metropolitan, issued directly to the Company. Additionally, we are in discussions with several other public agencies regarding their interest in participating in the Cadiz Project. All of these agencies have access to independent sources of supply that can be stored by the Cadiz Project. See "Water Resource Development", below.

     Due to significant population growth in Southern California, where our properties are located, we have also begun to explore additional uses of our land assets. To this end, we have retained outside services to conduct a detailed analysis of our land assets and assess the opportunities for these properties.

     We expect that these alternative scenarios will have different capital requirements and implementation periods than those previously established for the Cadiz Project. Therefore, following Metropolitan's actions in 2002, we have entered into a series of agreements with our senior secured lender, ING Capital LLC ("ING") pursuant to which we reduced our debt to ING to $25 million and extended the maturity date of the ING debt until March 31, 2010, conditioned upon a further principal reduction of $10 million on or before March 31, 2008. In addition, we have raised approximately $35 million in equity through private placements completed in 2003 and 2004. Most recently, on November 30, 2004, we completed a private placement of 400,000 Units at the price of $60.00 per Unit. Each Unit consisted of five (5) shares of the Company's common stock and one (1) common stock purchase warrant. Each Warrant entitled the holder to purchase one (1) share of common stock at an exercise price of $15.00 per share. Each Warrant has a term of three (3) years, but is callable by us if the closing market price of our common stock exceeds $18.75 for 10 consecutive trading days.

     We used approximately half of the proceeds of the placement to reduce our senior debt to ING. The balance of the proceeds are being used by the Company for working capital.

     Further, in February 2005, our wholly owned subsidiary Sun World International, Inc. ("Sun World") completed the sale of substantially all of its assets, and Sun World's consensual plan of reorganization was confirmed by the U.S. Bankruptcy Court in August 2005. See "Item 1. General Development of Business", above. Sun World entered bankruptcy proceedings on January 30, 2003, following which the financial statements of Sun World are no longer consolidated with ours.

     With the implementation of these steps, we have been able to retain ownership of all of our land assets and assets relating to our water programs and also to obtain working capital needed to continue our efforts to develop our water programs. Because many of our pre-existing common stockholders have participated in the 2003 and 2004 private placements, our base of common stockholders remains largely the same as before these placements.

RESULTS OF OPERATIONS

(A)  YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED
     DECEMBER 31, 2004
     ---------------------------------------------------

     We have not received significant revenues from our water resource and real estate development activity to date. As a result, we continue to incur a net loss from operations. We had revenues of $1.2 million for the year ended December 31, 2005 and $47 thousand for the year ended December 31, 2004. Our net loss totaled $23.0 million for the year ended December 31, 2005 compared with a net loss of $16.0 million for the year ended December 31, 2004. The higher loss for the 2005 period resulted primarily from non-cash compensation expenses of $16.7 million from stock and option awards under our Management Equity Incentive Plan. No such expense was incurred in 2004. The 2004 period included the write-off of $3.4 million of permanent and developing crops, $2.8 million higher amortization of deferred borrowing costs and a $1.4 million write-off of deferred borrowing costs. General and administrative costs increased $1.0 million in 2005.

     Our primary expenses are our ongoing overhead costs (i.e. general and administrative expense) and our interest expense. During the upcoming year ending December 31, 2006 we expect to incur additional non-cash expenses in connection with our Management Equity Incentive Plan. The issuance of these shares, or options to purchase these shares, results in a charge to our earnings based on the value of our common stock at the time of issue and the valuation of options at the time of their award and is recorded over the vesting period in proportion to the quantities vested. The value of our common stock at the time of issue and the valuation of options at the time of their award will be added to additional paid-in capital with the result that there will not be a net reduction to shareholders' equity as a result of the issuances.

     REVENUES. Revenue totaled $1.2 million during the year ended December 31, 2005 compared to $47 thousand during the year ended December 31, 2004. 2005 revenues include $1.1 million of citrus crop sales, $35 thousand of crop rental income and $39 thousand of other rental income. The 2005 revenue increase is primarily due to citrus crops that Cadiz farmed in 2005. In 2004 Cadiz leased these crops to Sun World and did not include Sun World's revenues from citrus crop sales in the consolidated financial statements because Sun World was in bankruptcy. We no longer consider agriculture to be our core business. When possible, we prefer to lease our vineyards and citrus groves to third parties so that we can focus our resources on our water and real estate development programs.

     COST OF SALES. Cost of Sales totaled $994,000 during the year ended December 31, 2005, reflecting the production and sale of citrus crops at the Cadiz Ranch property. Cadiz leased these crops to Sun World in 2004 and did not include Sun World's cost of sales in the consolidated financial statements because Sun World was in bankruptcy.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses during the year ended December 31, 2005 totaled $4.1 million compared with $3.1 million for the year ended December 31, 2004. Higher expenses were primarily related to legal and consulting fees incurred related to water development efforts, accounting expenses related to Sarbanes Oxley compliance and initial listing costs for our listing on The NASDAQ National Market.

     COMPENSATION COSTS FROM STOCK AND OPTION AWARDS. Compensation costs from stock and option awards for the year ended December 31, 2005 totaled $16.7 million. The costs consist of non-cash compensation expenses relating to stock and option grants issued under the Management Equity Incentive Plan. The grants and related accounting are discussed further in the Notes to the Consolidated Financial Statements. There were no comparable stock and option grants during the year ended December 31, 2004.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization totaled $0.2 million for the year ended December 31, 2005 compared to $0.5 million for 2004. The reduction in depreciation and amortization is due to certain assets becoming fully depreciated during 2005 and the write down of certain assets no longer used or useful in the restructured Cadiz business.

     INTEREST EXPENSE, NET. Net interest expense totaled $1.9 million during the year ended December 31, 2005, compared to $9.1 million during 2004. Lower interest expense was primarily due to the November 30, 2004 debt restructuring and the repayment of $10 million of debt from the proceeds of the private placement of common stock and warrants completed on that date. The restructuring transaction resulted in the amortization and write-off during 2004 of the higher financing costs that had been associated with the prior debt structure. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                           YEAR ENDED DECEMBER 31,
                                           -----------------------
                                              2005       2004
                                              ----       ----
     Cadiz
        Interest on outstanding debt        $ 2,062    $ 3,970
        Amortization of financing costs          28      3,767
        Write off of unamortized
         financing costs                          -      1,369
        Interest income                        (159)       (42)
                                            -------    -------

                                            $ 1,931    $ 9,064
                                            =======    =======

     Financing costs, which include legal fees and warrant costs, are amortized over the life of the ING debt agreement. In November, 2004 we entered into an agreement with ING which restructured our loan and extended the maturity date from March 31, 2005 to March 31, 2010. As a result, all deferred financing costs associated with the prior loan were fully expensed on the November 30, 2004 amendment date.

(B)  YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED
     DECEMBER 31, 2003
     ---------------------------------------------------

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

     REVENUES. Revenue totaled $47 thousand during the year ended December 31, 2004 compared to $3.2 million the preceding year. The $3.2 million in 2003 includes $0.3 million attributable to Cadiz with the remainder attributable to Sun World for the period ended January 30, 2003. The Cadiz decrease from $0.3 million to $47 thousand is primarily due to discontinuation of the management fee and other fees payable to Cadiz by Sun World as of January 30, 2003 due to Sun World's Chapter 11 filing. The revenue during the year ended December 31, 2004 was derived primarily from the lease of farming property to a third party.
No revenue was derived from the lease to Sun World during the year ended December 31, 2004 as such revenue was contingent on profitability of the harvest, which profitability was not achieved under the terms of the lease.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses during the year ended December 31, 2004 totaled $3.1 million compared to $5.2 million for the year ended December 31, 2003. Excluding Sun World, Cadiz general and administrative expenses during the year ended December 31, 2003 were $4.7 million. The decrease in Cadiz' general and administrative expenses in 2004 is primarily due to reductions in salaries which included a contract termination payment to the Company's CEO of $0.8 million in 2003 and increased professional fees in 2003 related to transactions with our secured lender, our equity raising activities, and the Sun World bankruptcy.

     WRITE OFF OF INVESTMENT IN SUBSIDIARY. On January 30, 2003, Sun World and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. As of that date, due to the Company's loss of control over the operations of Sun World, the financial statements of Sun World are no longer consolidated with those of Cadiz, but instead Cadiz accounts for its investment in Sun World on the cost basis of accounting. As a result of changing to the cost basis of accounting and because the Company did not believe it will be able to recover its investment, the Company wrote off its investment in Sun World of $195,000 in 2003. There was no similar expense in 2004.

     REORGANIZATION COSTS. Reorganization costs totaled $0.7 million during 2003. These costs were incurred by Sun World during January 2003 related to the Chapter 11 bankruptcy filing.
No such costs occurred during 2004.

     WRITE OFF OF PERMANENT CROPS AND DEVELOPING CROPS. In the last quarter of the year ended December 31, 2004, the long-standing lease for a portion of our Cadiz Valley farming property to Sun World expired and the crops have not been leased to another party. The remaining property, which is leased to an independent third party on a year to year basis, does not generate a significant amount of revenue. Based on the uncertainty as to possible recovery of the carrying value of the permanent crops and developing crops on this property, during the last quarter of 2004 we wrote off our investment in permanent and developing crops at this property in the amount of $3.4 million, net of depreciation. See Note 2 to our Consolidated Financial Statements. No such write offs occurred during 2003.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for Cadiz totaled $0.5 million for the year ended December 31, 2004 compared to $0.7 million for the 2003 year. The reduction in depreciation and amortization is due to certain assets becoming fully depreciated during 2004 and $0.2 million attributable to Sun World included in the period ended January 30, 2003 which did not exist in 2004.

     INTEREST EXPENSE, NET. Net interest expense totaled $9.1 million during the year ended December 31, 2004, compared to $4.9 million during 2003, of which $3.6 million was attributable to Cadiz excluding Sun World. The following table summarizes the components of Cadiz net interest expense and that of Sun World for the two periods (in thousands):

                                           YEAR ENDED DECEMBER 31,
                                           -----------------------
                                              2004       2003
                                              ----       ----

      Cadiz
        Interest on outstanding debt        $ 3,970    $ 3,053
        Amortization of financing costs       3,767        641
        Write off of unamortized
         financing costs                      1,369          -
        Interest income                         (42)       (58)
        Sun World interest expense                -      1,269
                                            -------    -------

                                            $ 9,064    $ 4,905
                                            =======    =======

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

LIQUIDITY AND CAPITAL RESOURCES

(A)  CURRENT FINANCING ARRANGEMENTS
     ------------------------------

     CADIZ OBLIGATIONS. As we have not received significant revenues from our water resource and real estate activity to date, we have been required to obtain financing to bridge the gap between the time water resource and real estate development expenses are incurred and the time that revenue will commence. Historically, we have addressed these needs primarily through secured debt financing arrangements with our lenders, private equity placements and the exercise of outstanding stock options.

     Subsequent to the vote of Metropolitan's Board in October 2002 to not proceed with the Cadiz Project and Sun World's January 2003 bankruptcy filing, we have worked with our primary secured lender, ING Capital LLC, to structure our debt in a way which would allow us to continue our development of the Cadiz Project. We believe that we have accomplished this goal with a series of agreements with ING, in the most recent of which concluded in November 2004.

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

     The debt covenants associated with our ING credit facility were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the revised agreements executed. Given current circumstances, we do not consider it likely that we will be in material breach of such covenants. At December 31, 2005, the Company was in compliance with its debt covenants.

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

     At December 31, 2005, we have no outstanding credit facilities or preferred stock other than that held by ING as described above.

SUN WORLD OBLIGATIONS
---------------------

     We have obtained waivers and/or releases with respect to our previously issued guarantees of the First Mortgage Notes from all the holders of outstanding First Mortgage Notes. Further, as part of a December 2003 global settlement, we have settled all of our claims and obligations with Sun World. With the confirmation of Sun World's consensual plan of reorganization by the U.S. Bankruptcy Court in August, 2005 and the effectiveness of the Plan in September, 2005, Cadiz is released from all liabilities under the guarantees of Sun World's previously outstanding First Mortgage Notes. Further, although we continue to be the record owner of Sun World's stock, with the sale by Sun World of all of its assets Sun World does not conduct any business operations and therefore has no working capital needs at present.

     CASH USED FOR OPERATING ACTIVITIES. Cash used for operating activities totaled $3.7 million for the year ended December 31, 2005, as compared to cash used for operating activities of $7.6 million for the year ended December 31, 2004. The $3.9 million decrease was primarily due to a reduction in cash interest paid, as all interest expense incurred under the restructured ING loan during 2005 was either credited against a prepaid interest account or added to the principal balance outstanding. The prepaid interest account will not be sufficient to cover the entire amount of the cash interest payment due on September 30, 2006, and a $55,000 cash interest payment will be due at that time.

     CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES. Cash used in investing activities totaled $68 thousand for the year ended December 31, 2005, as compared to $2.1 million provided by investing activities during the same period in 2003.

     The $2.1 million cash provided by investing activities for the year ended December 31, 2004 was almost entirely due to the reduction of restricted cash that had been placed in a restricted bank account to pay for interest on the $35 million term loan facility with ING. The use of a restricted bank account for this purpose had been a requirement under our pre-November 2004 arrangements with ING. On November 30, 2004 the restricted cash account mechanism was replaced with a prepaid interest credit account. Reductions in the prepaid interest credit account are reflected in Cash Used for Operating Activities, as described above.

     CASH PROVIDED BY FINANCING ACTIVITIES. Cash provided by financing activities totaled $40,000 for the year ended December 31, 2005, compared with $11.1 million for the year ended December 31, 2004. There was no material financing activity in 2005. In contrast a $25 million private placement of common stock and warrants was completed on November 30, 2004, and $10 million of the $21.3 million in net proceeds realized in the placement were applied to the repayment of term loan borrowings.

(B)  OUTLOOK
     -------

     SHORT TERM OUTLOOK. The proceeds of our 2003 and 2004 private placements have provided us with sufficient cash to meet our expected working capital needs for current operations until the Company will need to raise additional capital in order to fund the $10 million mandatory repayment of its borrowing from ING due on or before March 2008. See "Long Term Outlook", below. Approximately $12.7 million of the proceeds of our November 2004 private placement were used to reduce the principal balance, which included approximately $2.7 million of interest payable in kind ("PIK"), owed to ING under our ING credit facilities to $25 million. 40

Units in the 2004 private placement were issued to ING to prepay $2.4 million of future cash interest payments due under the Company's $25 million borrowing from the lender. The remainder of the proceeds from the placements will be used to meet our ongoing working capital needs.

    LONG TERM OUTLOOK. The current maturity date of our loan with ING is March 2010, and we will need to fund a $10 million mandatory principal repayment on or before March 31, 2008. In the meantime, our working capital needs will be determined based upon the specific measures we pursue in the development of our water resources and real estate assets. We will evaluate the amount of cash needed to fund our development activities and our repayment obligations, and the manner in which such cash will be raised, on an ongoing basis. We may meet any such future cash requirements through a variety of means to be determined at the appropriate time. Such means may include equity or debt placements, or the sale or other disposition of assets. Equity placements would be undertaken only to the extent necessary so as to minimize the dilutive effect of any such placements upon our existing stockholders.

(C)  CRITICAL ACCOUNTING POLICIES
     ----------------------------

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

     (1)  PRINCIPLES OF CONSOLIDATION The Consolidated
Financial Statements have been prepared by Cadiz Inc., sometimes referred to as "Cadiz" or "the Company". On January 30, 2003, Sun World filed voluntary petitions under Chapter 11 of the Bankruptcy Code. Since the filing date, Sun World has operated its business and managed its affairs as debtor and debtor in possession. As of that date due to the Company's loss of control over the operations of Sun World, the financial statements of Sun World are no longer consolidated with those of Cadiz, but instead, Cadiz is accounting for its investment in Sun World on the cost basis of accounting. As a result, the Company wrote off its net investment in Sun World of $195,000 at the Chapter 11 filing date because it did not anticipate being able to recover its investment. The foregoing Consolidated Financial Statements include the accounts of the Company and, until January 30, 2003, those of its then wholly-owned subsidiary, Sun World International, Inc. and its subsidiaries collectively referred to as "Sun World", and contain all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation. Certain reclassifications have been made to the prior period to conform to the current period presentation.

     (2) Intangible and Other Long-Lived Assets. Property, plant and equipment, intangible and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As a result of the actions taken by Metropolitan in the fourth quarter of 2002 as described in Note 1, the Company, with the assistance of a valuation firm, evaluated the carrying value of its water program and determined that the asset was not impaired and that the costs expect to be recovered through sale or operation of the project. The Company reevaluates the carrying value of its water program annually during the first quarter of each year and has confirmed that the carrying value of the water program is not impaired as of December 31, 2005.

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

     (3) GOODWILL. As a result of a merger in May 1988 between two companies, which eventually became known as Cadiz Inc., goodwill in the amount of $7,006,000 was recorded. Approximately $3,193,000 of this amount was amortized until the adoption of Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, ("SFAS No. 142") "Goodwill and Other Intangible Assets" on January 1, 2002. Goodwill is tested for impairment annually in the first quarter, or if events occur which require an impairment analysis be performed. As a result of the actions taken by Metropolitan in the fourth quarter of 2002 as described in Note 1, the Company, with the assistance of a valuation firm, performed an impairment test of its goodwill and determined that its goodwill was not impaired. In addition, in the first quarter of 2005, 2004 and 2003, the Company, performed its annual impairment test of goodwill and determined that its goodwill was not impaired.

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

(D)  NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------

     In December 2004, the FASB revised Statement No. 123 (FAS
123R), "Share-Based Payment", which requires companies to expense the estimated fair value of employee stock options and similar awards. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R will be effective for the Company beginning in the first quarter of fiscal 2006. The Company tentatively expects to adopt the provisions of FAS123R using a modified prospective application. FAS 123R, which provides certain changes to the method of valuing share-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123. The Company will incur additional expense during fiscal 2006 related to new awards granted during 2006 that cannot yet be quantified. The Company is in the process of determining how the guidance regarding value share-based compensation as prescribed in FAS 123R will be applied to value share-based awards granted after the effective date and the impact that the recognition of compensation expense related to such awards will have on its financial statements.

     In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29." SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, "Accounting for Nonmonetary Transactions," provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. The Company has concluded that SFAS No. 153. will not have a material impact on its consolidated financial statements.

     In March 2005, the FASB issued FIN 47, " Accounting for Conditional Asset Retirement Obligations," an interpretation of SFAS 143. This statement clarified the term conditional asset retirement obligation and is effective for the Company's fourth quarter ending December 31, 2005. Adoption of FIN 47 did not have an impact on the Company's consolidated financial statements.

(E)  OFF BALANCE SHEET ARRANGEMENTS
     ------------------------------

     Cadiz does not have any off balance sheet arrangements at this time.

(F)  CERTAIN KNOWN CONTRACTUAL OBLIGATIONS
     -------------------------------------

                                PAYMENTS DUE BY PERIOD
CONTRACTUAL             LESS THAN
OBLIGATIONS    TOTAL      1 YEAR   1-3 YEARS   4-5 YEARS   AFTER 5 YEARS
-----------    -----    ---------  ---------   ---------   -------------

Long term debt
 obligations  $ 25,891  $      8   $ 10,027    $ 15,856      $      -

Interest
 payable         2,875        55      2,684         136             -

Operating
 leases             57        55          2           -             -
              --------  --------   --------    --------      --------
              $ 28,823  $    118   $ 12,713    $ 15,992      $      -
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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

     We are exposed to market risk from changes in interest rates on long-term debt obligations that impact the fair value of these obligations. Our policy is to manage interest rates fair values by year of scheduled maturities to evaluate the expected cash flows and sensitivity to interest rate changes (in thousands of dollars). A 1% change in interest rate on the Company long term debt obligation would have resulted in interest expense fluctuating by approximately $252,000 during the year ended December 31, 2005. Circumstances could arise which may cause interest rates and the timing and amount of actual cash flows to differ materially from the schedule below:

                            LONG-TERM DEBT
                    -------------------------------------------------------
                    FIXED RATE     AVERAGE     VARIABLE RATE     AVERAGE
EXPECTED MATURITY   MATURITIES  INTEREST RATE    MATURITIES   INTEREST RATE
-----------------   ----------  -------------  -------------  -------------

      2008           $ 10,000        8.0%        $      -       $      -
                     ========        ====        ========       ========
      2010           $ 15,000        8.8%        $      -       $      -
                     ========        ====        ========       ========

     Cadiz long-term debt included in the table above reflects the debt restructuring which occurred in December 2004 as described above in Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and
Capital Resources; Cadiz Obligations.

     With the confirmation of Sun World's consensual plan of reorganization by the U.S. Bankruptcy Court in August, 2005 and the effectiveness of the Plan in September, 2005, Cadiz is released from all liabilities under the guarantees of First Mortgage Notes issued by Sun World.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this item is submitted in response to Part IV below. See the Index to Consolidated
Financial Statements.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chairman and Chief Executive Officer (the "Principal Executive Officer") and Chief Financial Officer (the "Principal Financial Officer") and to our Board of Directors. Based on their evaluation as of December 31, 2005, our Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the criteria in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in the Company's internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 9B.  OTHER INFORMATION

     Not applicable at this time.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2005.


ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2005.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2005.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2005.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2005.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

       (a)  1.  Financial Statements.  See Index to
                Consolidated Financial Statements.

            2. Financial Statement Schedule. See Index to Consolidated Financial Statements.

            3.  Exhibits.

     The following exhibits are filed or incorporated by reference as part of this Form 10-K.

       3.1   Cadiz Certificate of Incorporation, as amended(1)

       3.2 Amendment to Cadiz Certificate of Incorporation dated November 8, 1996(2)

       3.3 Amendment to Cadiz Certificate of Incorporation dated September 1, 1998(3)

       3.4 Amendment to Cadiz Certificate of Incorporation dated December 15, 2003(7)

       3.5   Certificate of Elimination of Series D Preferred
             Stock, Series E-1 Preferred Stock and Series E-2
             Preferred Stock of Cadiz Inc. dated December 15,
             2003(7)

       3.6   Certificate of Elimination of Series A Junior
             Participating Preferred Stock of Cadiz Inc., dated
             March 25, 2004(7)

       3.7   Amended and Restated Certificate of Designations of
             Series F Preferred Stock of Cadiz Inc.(8)

       3.8   Cadiz Bylaws, as amended (4)

       10.1  Agreement Regarding Employment Between Cadiz Inc.
             and Keith Brackpool dated July 5, 2003(6)

       10.2 Sixth Amended and Restated Credit Agreement, dated as of December 15, 2003, among Cadiz Inc., Cadiz
             Real Estate LLC, and ING Capital LLC, as
             Administrative Agent, and the lenders party thereto(7)

       10.3 First Amendment to 2003 Restated Credit Agreement and Consent to Offering, dated as of November 30, 2004, among Cadiz Inc., Cadiz Real Estate LLC, and ING Capital LLC, as Administrative Agent, and the lenders party thereto.(9)

       10.4  ING Capital LLC Second Amended and Restated Tranche
             A Note, dated as of November 30, 2004, in principal amount of $15 million.(9)

       10.5  ING Capital LLC Second Amended and Restated Tranche
             B Note, dated as of November 30, 2004, in principal amount of $10 million.(9)

       10.6  Limited Liability Company Agreement of Cadiz
             Real Estate LLC dated December 11, 2003(7)

       10.7  Amendment No. 1, dated October 29, 2004, to Limited
             Liability Company Agreement of Cadiz Real Estate
             LLC.(9)

       10.8  The Cadiz Groundwater Storage and Dry-Year Supply
             Program Definitive Economic Terms and
             Responsibilities between Metropolitan Water
             District of Southern California and Cadiz dated
             March 6, 2001(5)

       10.9  Resolution of the Directors of Cadiz Inc.,
             authorizing the Management Equity Incentive Plan.
             (7)

       10.10 Supplemental Resolutions of the Compensation
             Committee of the Board of Directors of Cadiz Inc., regarding the Management Equity Incentive Plan.(9)

       10.11 Form of Incentive Plan Stock Option Agreement(10)

       10.12 2004 Management Bonus Plan.(9)

       10.13 Consulting Agreement dated August 1, 2002 by and between Richard Stoddard and Cadiz Inc., and Extension of Consulting Agreement dated January 1, 2004 by and between Richard Stoddard and Cadiz Inc.(9)

       10.14 Employment Agreement dated September 12, 2005
             between O'Donnell Iselin II and Cadiz Inc.(11)

       10.15 Settlement Agreement dated as of August 11, 2005 by and between Cadiz Inc., on the one hand, and Sun
             World International, Inc., Sun Desert, Inc.,
             Coachella Growers and Sun World/Rayo, on the other hand(12)

       21.1  Subsidiaries of the Registrant

       23.1  Consent of Independent Registered Public Accounting
             Firm

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

       32.2 Certification of O'Donnell Iselin II, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------------------
          (1) Previously filed as an Exhibit to our Registration Statement of Form S-1 (Registration No. 33-75642) declared effective May 16, 1994 filed on February 23, 1994
          (2) Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended September 30, 1996 filed on November 14, 1996
          (3) Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 filed on November 13, 1998
          (4) Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed on August 13, 1999
          (5) Previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed on March 28, 2002
          (6) Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 2, 2004
          (7) Previously filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003 filed on November 2, 2004.
          (8) Previously filed as an Exhibit to our Current Report on Form 8-K dated November 30, 2004 filed on December 2, 2004.
          (9) Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed on March 31, 2005
          (10) Previously filed as an Exhibit to our Form S-8 Registration Statement No. 333-124626 filed on May 4, 2005
          (11) Previously filed as an Exhibit to our Current Report on Form 8-K dated October 3, 2005 filed on October 3, 2005
          (12) Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 14, 2005

INDEX TO FINANCIAL STATEMENTS

CADIZ INC. CONSOLIDATED FINANCIAL STATEMENTS

                                                            Page

Report of Independent Registered Public Accounting Firm. . . .34

Consolidated Statements of Operations for the three years ended
 December 31, 2005. . . . . . . . . . . . . . . . . . . . . . 36

Consolidated Balance Sheets as of December 31, 2005 and 2004. 37

Consolidated Statements of Cash Flows for the three years ended
 December 31, 2005. . . . . . . . . . . . . . . . . . . . . . 38

Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2005. . . . . . . . . . . . . . . . 39

Notes to the Consolidated Financial Statements. . . . . . . . 40

Financial Statement Schedule. . . . . . . . . . . . . . . . . 64


(Schedules other than those listed above have been omitted since they are either not required, inapplicable, or the required information is included on the financial statements or notes thereto.)

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cadiz Inc.:

We have completed an integrated audit of Cadiz Inc.'s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule
------------------------------------------------------------------

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cadiz Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Internal control over financial reporting
-----------------------------------------

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Los Angeles, California
March 16, 2006

CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------
                                                YEAR ENDED DECEMBER 31,
                                               -------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)          2005      2004       2003
------------------------------------------------------------------------------

Total revenues                                $  1,197  $     47  $  3,162
                                              --------  --------  --------
Costs and expenses:
 Cost of sales                                     994         -     2,965
 General and administrative                      4,045     3,050     5,235
 Compensation costs from stock and
  option awards                                 16,687         -         -
 Write off of investment in subsidiary               -         -       195
 Reorganization costs                                -         -       655
 Write-off of permanent and developing crops         -     3,443         -
 Depreciation and amortization                     229       527       743
                                              --------  --------  --------

 Total costs and expenses                       21,955     7,020     9,793
                                              --------  --------  --------

Operating loss                                 (20,758)   (6,973)   (6,631)

Interest expense, net                            1,931     9,064     4,905
                                              --------  --------  --------

Net loss before income taxes                   (22,689)  (16,037)  (11,536)

Income tax expense                                 336         -         -
                                              --------  --------  --------

Net loss                                       (23,025)  (16,037)  (11,536)

Less:  Preferred stock dividends                     -         -       918
       Imputed dividend on preferred stock           -         -     1,600
                                              --------  --------  --------

Net loss applicable to common stock           $(23,025) $(16,037) $(14,054)
                                              ========  ========  ========
Basic and diluted net loss per share          $  (2.14) $  (2.32) $  (6.39)
                                              ========  ========  ========

Weighted-average shares outstanding             10,756     6,911     2,200
                                              ========  ========  ========

See accompanying notes to the consolidated financial statements.

CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------
                                                     DECEMBER 31,
                                                     ------------
($ IN THOUSANDS)                                   2005       2004
------------------------------------------------------------------------

ASSETS

Current assets:
Cash and cash equivalents                        $  5,302  $  9,031
Accounts Receivable                                   170         -
Prepaid interest expense                              740     1,106
Prepaid expenses and other                             34       116
                                                 --------  --------
  Total current assets                              6,246    10,253


Property, plant, equipment and water
 programs, net                                     35,323    35,552
Goodwill                                            3,813     3,813
Other assets                                          664     1,453
                                                 --------  --------

  Total assets                                   $ 46,046  $ 51,071
                                                 ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                $    369  $    470
 Accrued liabilities                                  819       743
 Current portion of long term debt                      8         -
                                                 --------  --------

  Total current liabilities                         1,196     1,213

Long-term debt                                     25,883    25,000
                                                 --------  --------
  Total liabilities                                27,079    26,213

Contingencies (Note 13)

Stockholders' equity:
 Series F convertible preferred stock -
  $.01 par value: 100,000 shares authorized,
  shares issued  and outstanding - 1,000 at
  December 31, 2005 and 1,000 at
  December 31, 2004                                     -         -
 Common  stock - $0.01 par value; 70,000,000
  shares authorized; shares issued and
  outstanding: 11,330,463 at December 31,
  2005 and 10,324,339  at December 31, 2004           114       103

Additional paid-in capital                        226,738   209,615
Accumulated deficit                              (207,885) (184,860)
                                                 --------  --------

  Total stockholders' equity                       18,967    24,858
                                                 --------  --------

  Total liabilities and stockholders' equity     $ 46,046  $ 51,071
                                                 ========  ========

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------
                                                YEAR ENDED DECEMBER 31,
                                               -------------------------
($IN THOUSANDS)                                2005      2004       2003
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                     $(23,025) $(16,037) $(11,536)
 Adjustments to reconcile net loss to
  net cash
  used for operating activities:
   Depreciation and amortization                   257     4,294     1,602
   Write off of unamortized deferred
    debt discount and loan fees                      -     1,369         -
   Write off of investment in subsidiary             -         -       195
   Stock issued for services                         -         -       550
   Compensation costs from stock and
    option awards                               16,687         -         -
   Compensation paid through settlement
    of note receivable from officer                  -         -       841
   Interest paid in common stock                     -         -        12
   Interest added to loan principal                851         -         -
   Net (gain)/loss on disposal of assets            42         -        43
   Write-off of permanent and
    developing crops                                 -     3,443         -
   Compensation charge for deferred
     stock units                                     -         -       152
   Changes in operating assets and
    liabilities:
    Decrease (increase) in accounts
     receivable                                   (170)        -     1,488
    Decrease (increase) in inventories               -         -    (3,043)
    Decrease (increase) in prepaid expenses
     and other                                   1,236       122      (216)
    (Decrease) increase in accounts payable       (101)     (386)    1,393
    (Decrease) increase in accrued
     liabilities                                   522      (454)    1,831
                                              --------  --------  --------

   Net cash used for operating activities       (3,701)   (7,649)   (6,688)
                                              --------  --------  --------

Cash flows from investing activities:
 Deconsolidation of subsidiary                       -         -    (1,019)
 Additions to property, plant and equipment        (68)       (8)     (140)
 Additions to developing crops                       -         -      (231)
 Loan to officer                                     -         -       181
 Decrease (increase) in restricted cash              -     2,142    (2,142)
                                              --------  --------  --------

   Net cash provided by (used for)
    investing activities                           (68)    2,124    (3,455)
                                              --------  --------  --------

Cash flows from financing activities:
 Net proceeds from issuance of stock                 -    21,274    10,304
 Proceeds from issuance of long-term debt           44         -       135
 Financing costs                                     -      (150)     (400)
 Proceeds from convertible note payable              -         -       200
 Net proceeds from short-term borrowings             -         -         -
 Principal payments on long-term debt               (4)  (10,000)       (7)
                                              --------  --------  --------

   Net cash provided by financing
     activities                                     40    11,124    10,232
                                              --------  --------  --------

Net increase in cash and cash equivalents       (3,729)    5,609       193

Cash and cash equivalents, beginning
 of period                                       9,031     3,422     3,229
                                              --------  --------  --------

Cash and cash equivalents, end of period      $  5,302  $  9,031  $  3,422
                                              ========  ========  ========

Non-cash financing and investing activities

Settlement of note receivable from officer $ - $ 1 $ 841 Common stock issued upon conversion of
 preferred stock                                     -         -    14,020
Issuance of preferred stock with
 loan extension                                      -         -     5,000
Issuance of common stock upon conversion
 of note payable                                     -         -       212
Issuance of common stock to prepay
 interest on term loan obligations                   -     2,400         -
Issuance of common stock for services
 accrued in prior year                             447       350         -
Exchange of deferred stock units for
 common stock                                        -       654     1,054
Interest added to loan principle                   851         -         -

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
($ IN THOUSANDS)
--------------------------------------------------------------------------------
              PREFERRED STOCK   COMMON STOCK ADDITIONAL               TOTAL
              ---------------   ------------  PAID-IN  ACCUMULATED STOCKHOLDERS'
              SHARES   AMOUNT  SHARES  AMOUNT CAPITAL     DEFICIT     EQUITY
              ------   ------  ------  ------ -------     -------     ------

Balance as
 of December
 31, 2002           -  $  -  1,458,659  $ 15  $156,151   $(157,287)   $ (1,121)

Exchange of
 deferred stock
 units for
 common stock       -     -     26,027     -     1,054           -       1,054
Issuance of
 common stock
 for cash           -     -  4,112,000    41    10,239           -      10,280
Issuance of
 stock to
 lenders            -     -    168,000     2       430           -         432
Issuance of
 common stock
 for services       -     -    128,000     1       279           -         280
Exercise of
 warrants           -     -     94,000     1        23           -          24
Conversion of
 Series D and
 E convertible
 preferred stock    -     -    400,000     4    14,016           -      14,020
Conversion of
 convertible note
 payable            -     -     84,699     1       211           -         212
Beneficial
 conversion
 feature of
 note payable       -     -          -     -        90           -          90
Preferred stock
 dividend           -     -          -     -      (918)          -        (918)
Imputed dividend
 from warrants
 and deferred
 beneficial
 conversion
 feature            -     -          -     -    (1,600)          -      (1,600)
Issuance of
 Series F
 convertible
 preferred
 stock        100,000     1          -     -     4,999           -       5,000
Net loss            -     -          -     -         -     (11,536)    (11,536)
              -------  ----  ---------  ----  --------   ---------    --------

Balance as
 of December
 31, 2003     100,000     1  6,471,385    65   184,974    (168,823)     16,217

Exchange of
 deferred
 stock units
 for common
 stock              -     -      1,289     -       654           -         654
Issuance of
 common stock
 for cash           -     -  2,000,000    20    23,654           -      23,674
Issuance of
 common stock
 for services       -     -    140,000     1       349           -         350
Conversion of
 Series F
 convertible
 preferred
 stock        (99,000)   (1) 1,711,665    17       (16)          -           -
Net loss            -     -          -     -         -     (16,037)    (16,037)
              -------  ----  ---------  ----  --------   ---------    --------

Balance as
 of December
 31, 2004       1,000     - 10,324,339   103   209,615    (184,860)     24,858


Issuance of
 common stock
 for services       -     -     37,200     1       446           -         447
Issuance of
 management
 incentive
 shares and
 options            -     -    968,933    10    16,677           -      16,687
Fractional
 shares
 retired            -     -         (9)    -         -           -           -
Net loss            -     -          -     -         -     (23,025)    (23,025)
              -------  ----  ---------  ----  --------   ---------    --------

Balance as
 of December
 31, 2005       1,000  $  - 11,330,463  $114  $226,738   $(207,885)   $ 18,967
              =======  ==== ==========  ====  ========   =========    ========

See accompanying notes to the consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS
--------------------------------

     The Company's primary asset consists of three blocks of land in eastern San Bernardino County, California totaling approximately 46,000 acres. Virtually all of this land is underlain by high-quality groundwater resources with demonstrated potential for various applications, including water storage and supply programs and recreational, residential, and agricultural development. Two of the three properties are located in proximity to the Colorado River Aqueduct, the major source of imported water for southern California. The third property is located near the Colorado River.

     The value of these assets derives from a combination of projected population increases and limited water supplies throughout southern California. In addition, most of the major population centers in southern California are not located where significant precipitation occurs, requiring the importation of water from other parts of the state. We therefore believe that a competitive advantage exists for companies that can provide high quality, reliable, and affordable water to major population centers.

     To this end, in 1997 we commenced discussions with the Metropolitan Water District of Southern California ("Metropolitan") in order to develop a long-term agreement for a joint venture groundwater storage and supply program on our land in the Cadiz and Fenner valleys of eastern San Bernardino County (the "Cadiz Project"). Under the Cadiz Project, surplus water from the Colorado River would be stored in the aquifer system underlying our land during wet years. When needed, the stored water, together with indigenous groundwater, could be returned to the Colorado River Aqueduct for distribution to Metropolitan's member agencies throughout six southern California counties.

     Between 1997 and 2002, Metropolitan and the Company received substantially all of the various permits required to construct and operate the project, including a federal Record of Decision from the U.S. Department of Interior, which endorsed the Cadiz Project and granted a right-of-way for construction of project facilities. The federal government also approved a Final Environmental Impact Statement ("FEIS") in compliance with the National Environmental Policy Act ("NEPA").

     Despite the significant progress made in the federal environmental review process, in October 2002 Metropolitan's Board refused to consider whether or not to certify the Final Environmental Impact Report ("FEIR"), which was a necessary action to authorize implementation of the Cadiz Project in accordance with the California Environmental Quality Act ("CEQA").

     When Metropolitan's Board declined to proceed with the Cadiz Project, the FEIR was complete and awaiting certification at a hearing scheduled for late October 2002. It is the Company's position that Metropolitan's actions on October 8, 2002 breached various contractual and fiduciary obligations of Metropolitan to us, and interfered with the economic advantage the Company would have obtained from the Cadiz Project. Therefore, in April 2003 the Company filed a claim against Metropolitan seeking compensatory and punitive damages. When settlement negotiations failed to produce a resolution, the Company filed a lawsuit against Metropolitan in Los Angeles Superior Court on November 17, 2005.

     Meanwhile, the need for new water storage and supply programs in the southwestern United States has not diminished. Over the five years preceding the 2004 - 2005 winter season, the Colorado River watershed experienced a prolonged drought that presented major challenges to the economies of California, Nevada, and Arizona. The drought was followed by a wet year in 2005 during which surplus water was available to Metropolitan that exceeded its storage capacity by approximately 200,000 acre-feet. Had the Cadiz Project been built, it could have accommodated most of this available surplus. As population continues to grow at record rates, the Southwest is facing the very real possibility that current and future supplies of water will not be able to meet demand without more investment in water infrastructure, including groundwater storage projects.

     To meet this need, the Company is committed to completing the Cadiz Project and finalizing the state of California environmental review. To that end the Company is now in advanced discussions with a third party public agency that would assume the role of CEQA lead agency and complete the California environmental review process. The Company is also working directly with the U.S. Department of Interior to have the permits that were granted during the federal environmental review process, including the right-of-way granted in the Record of Decision, issued directly to the Company. Additionally, the Company is in discussions with several other public agencies regarding their interest in participating in the Cadiz Project. All of these agencies have access to independent sources of supply that can be stored by the Cadiz Project.

     Due to significant population growth in Southern
California, where the Company's properties are located, the Company has also begun to explore additional uses of our land assets. To this end, the Company has retained outside services to conduct a detailed analysis of our land assets and assess the opportunities for these properties.

     These objectives have different capital requirements and implementation periods than those previously established. Therefore, in 2002, we entered into a series of agreements with our senior secured lender, ING Capital LLC ("ING") pursuant to which we reduced our debt to ING to $25 million and extended the maturity date of the ING debt until March 31, 2010, conditioned upon a further principal reduction of $10 million on or before March 31, 2008. In addition, we raised approximately $35 million in equity through private placements completed in 2003 and 2004.

     On January 30, 2003, the Company's wholly-owned subsidiary, Sun World International, Inc. ("Sun World") and certain of its subsidiaries (Sun Desert Inc., Coachella Growers, and Sun World/Rayo) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The filing was made in the United States Bankruptcy Court, Central District of California, Riverside Division. Sun World sought bankruptcy protection in order to access a seasonal financing package of up to $40 million to provide working capital through the 2003-2004 growing seasons. The financial statements of Sun World are no longer consolidated with those of Cadiz due to the Company's loss of control over the operations of Sun World on the Chapter 11 filing date. Cadiz also wrote off its net investment in Sun World of $195 thousand on that date because it did not anticipate being able to recover its investment.

     The four Sun World entities were the joint proponents of the Debtors' Joint Plan of Reorganization Dated November 24, 2003
(the "Plan"). The Plan provided for the restructuring of Sun World's balance sheet by providing for Sun World to issue equity interests in the reorganized company to the holders of its First Mortgage Notes in full satisfaction of their mortgage note claims; for the payment in full of convenience claims and trade claims; and for Sun World to issue equity interests in the reorganized company to entities holding certain other unsecured claims in full satisfaction of those claims. The holders of Sun World's secured First Mortgage Notes were unable to reach agreement on various Plan issues, and the Plan as presented was not confirmable. Thereafter, following an extensive marketing process, Sun World entered into, subject to Court approval, an asset purchase agreement ("APA") in December 2004 with BDCM Opportunity Fund, L.P. ("BDCM""), " a major holder of the First Mortgage Notes, under which BDCM would acquire substantially all of Sun World's assets subject to overbids at a Court authorized auction. Following the auction on January 13, 2005, BDCM was declared the winning bidder and the Court approved on January 14, 2005, an amended APA under which BDCM agreed to acquire substantially all of Sun World's assets in exchange for cash and credit consideration of $127,750,000, plus assumption of certain liabilities totaling an estimated $14 million, including the trade claims which approximate net book value as of December 31, 2004 of the assets sold. Thereafter, BDCM assigned its rights under the APA to Sun World International LLC ("SWLLC"), a subsidiary of BDCM. The agreement with SWLLC closed on February
28, 2005. Following closing of the transaction, Sun World filed an amended Plan to distribute the remaining consideration left in Sun World (estimated at approximately $50 million after interim distributions/credits to the holders of First Mortgage Notes of approximately $78 million upon closing as authorized by the Court).

     On August 26, 2005, a Settlement Agreement between Cadiz, on the one hand, and Sun World and three of Sun World's subsidiaries, on the other hand, was approved by the U.S. Bankruptcy Court, concurrently with the Court's confirmation of the amended Plan. The Settlement Agreement provides that following the September 6, 2005 effective date of Sun World's plan of reorganization, Cadiz will retain the right to utilize the Sun World net operating loss carryovers (NOLs). Sun World Federal NOLs are estimated to be approximately $52 million. If, in any year from calendar year 2005 through calendar year 2011, the utilization of such NOLs results in a reduction of Cadiz' tax liability for such year, then Cadiz will pay to the Sun World bankruptcy estate 25% of the amount of such reduction, and shall retain the remaining 75% for its own benefit. There is no requirement that Cadiz utilize these NOLs during this reimbursement period, or provide any reimbursement to the Sun World bankruptcy estate for any NOLs used by Cadiz after this reimbursement period expires.

     The amended Plan became effective on September 6, 2005, and Cadiz has no further interest in the business and operations of Sun World.

     With the bankruptcy of Sun World, our agricultural operations are very limited. Historically, we have leased our Cadiz Valley farming property to Sun World and other third parties. In the fourth quarter of 2004, the lease with Sun World expired. We continue to lease to a third party approximately 160 acres of vineyards at our Cadiz Valley property. The lease is renewable on a year to year basis with annual revenues of approximately $50,000. In 2005 we also farmed 260 acres of citrus crops. We subcontracted the labor, harvesting and marketing of the crop to third parties. Annual revenues were approximately $1.1 million.

     We remain committed to our land and water assets and we continue to explore all opportunities for development of these assets. We cannot predict with certainty which of these various opportunities will ultimately be utilized.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

BASIS OF PRESENTATION

     The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business. The Company incurred losses of $23.0 million and $16.0 million in 2005 and 2004, respectively, had working capital of $5.1 million at December 31, 2005, and used cash in operations of $3.7 million and $7.6 million in 2005 and 2004, respectively.

     As discussed in Note 1, on October 8, 2002, Metropolitan's Board voted not to proceed with the Cadiz Project and thereby did not consider acceptance of the terms and conditions of the right-of-way grant. The Company believes that by failing to complete the environmental review process for the Cadiz Project, as specified in the Principles of Agreement, Metropolitan violated this contract. On April 7, 2003, the Company filed an administrative claim against Metropolitan, asserting the breach of various obligations specified in the Company's Principles of Agreement with Metropolitan, and subsequently filed a lawsuit against Metropolitan with the Los Angeles Superior Court on November 17, 2005.

     The Company remains committed to its water programs and it continues to explore all opportunities for development of these assets. As further discussed in Note 1, exploratory discussions have been initiated with representatives of governmental organizations, water agencies, and private water users with regard to their expressed interest in implementation of the Cadiz Project. However, at the present time, the Company does not have a commitment from any of these parties for the implementation of the Cadiz Project.

     In November 2004, the Company raised $21.3 million in cash through a private sale of common stock, of which $10.0 million was used to pay down long term debt. Based on current forecasts, the Company believes it has sufficient resources to fund operations beyond December 2006. The Company's current resources do not provide the capital necessary to fund the water development project should the Company be required to do so. There is no assurance that additional financing (public or private) will be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of the Company's existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If the Company cannot raise needed funds, it might be forced to make further substantial reductions in its operating expenses, which could adversely affect its ability to implement its current business plan and ultimately its viability as a company. These financial statements do not include any adjustments that might result from these uncertainties.

     As discussed in Note 1, subsequent to the effective date of the Plan of reorganization of Sun World, the Company's primary activities are limited to the development of its water resource programs and related assets. From the effective date of the Plan of reorganization through December 31, 2005, the Company has incurred losses of approximately $5.2 million and used cash in operations of approximately $1.3 million.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and those of Sun World until January 30, 2003, at which date Sun World and certain of its subsidiaries (Sun Desert Inc., Coachella Growers, and Sun World/Rayo) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. As of that date, due to the Company's loss of control over the operations of Sun World, the financial statements of Sun World were no longer consolidated with those of Cadiz, but instead, Cadiz accounted for its investment in Sun World on the cost basis of accounting. As a result of changing to the cost basis of accounting on January 31, 2003, the Company had a net investment in Sun World of $195,000 consisting of loans and other amounts due from Sun World of $13,500,000 less losses in excess of investment in Sun World of $13,305,000. The Company wrote off its net investment in Sun World during the quarter ended March 31, 2003.

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

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, management has made estimates with regard to revenue recognition, goodwill and other long-lived assets, and deferred tax assets. Actual results could differ from those estimates.

REVENUE RECOGNITION

     The Company recognizes crop sale revenue upon shipment and transfer of title to customers. Prior to the deconsolidation of Sun World, packing revenues and marketing commissions from third party growers were recognized when the related services were provided. Proprietary product development revenues were recognized based upon product sales by licensees. Project development and management fees were recorded when earned under the terms of the related agreement.

     Sun World revenues attributable to one national retailer totaled $0.1 million (2.2%) for the month ended January 31, 2003. Revenues attributable to another national retailer totaled $0.5 million (16.6%) for the month ended January 31, 2003. Sun World export sales accounted for approximately 6.1% of revenues for the month ended January 31, 2003. Services and license revenues were less than 10% of total revenues for the year ended December 31, 2003.

RESEARCH AND DEVELOPMENT

     Prior to the deconsolidation of Sun World, the Company incurred costs to research and develop new varieties of proprietary products. Research and development costs were expensed as incurred. Such costs incurred by Sun World were approximately $183,000 for the month ended January 31, 2003, and are included in general administrative expenses in the statement of operations.

NET LOSS PER COMMON SHARE

     Basic Earnings Per Share (EPS) is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any, by the weighted-average common shares outstanding. Options, deferred stock units, warrants, and participating and redeemable preferred stock convertible into or exercisable for certain shares of the Company's common stock, were not considered in the computation of diluted EPS because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 725,000 shares, 68,000 shares, and 125,000 shares for the years ended December 31, 2005, 2004 and 2003, respectively.

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

     Had compensation cost for these plans been determined using fair value the Company's net loss and net loss per common share would have increased to the following pro forma amounts (dollars in thousands except per share amounts):

                                        YEAR ENDED DECEMBER 31,
                                        -----------------------
                                       2005      2004       2003
                                       ----      ----       ----
 Net loss applicable to common stock:
      As reported                     $(23,025) $(16,037) $(14,054)
      Additional expense under
       SFAS 123                       $ (3,096)        -      (150)
                                      --------  --------  --------
      Pro forma                       $(26,121) $(16,037) $(14,204)
                                      ========  ========  ========
 Net loss per common share:
      As reported                     $  (2.14) $  (2.32) $  (6.39)
      Additional expense under
       SFAS 123                       $  (0.29) $      -  $  (0.07)
                                      --------  --------  --------
      Pro  forma                      $  (2.43) $  (2.32) $  (6.46)
                                      ========  ========  ========

CASH AND CASH EQUIVALENTS

     The Company considers all short-term deposits with an original maturity of three months or less to be cash equivalents. The Company invests its excess cash in deposits with major international banks, government agency notes and short-term commercial paper and, therefore, bears minimal risk. Such investments are stated at cost, which approximates fair value, and are considered cash equivalents for purposes of reporting cash flows.

PREPAID INTEREST EXPENSE

     As part of the private sale of common shares on November 30, 2004, the Company issued to its lender $2.4 million of units as prepaid interest under the Company's $25 million borrowing from ING. The current portion of this interest is included in Prepaid Interest Expense and the non-current portion is included in Other Assets in the Consolidated Balance Sheet. The total amount of prepaid interest was $1,284,000 and $2,400,000 on December 31, 2005 and 2004, respectively.

PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

     Property, plant, equipment and water programs are stated at cost.

     The Company capitalized direct and certain indirect costs of planting and developing orchards and vineyards during the development period, which varied by crop and generally ranged from three to seven years. Depreciation commenced in the year commercial production was achieved.

     Permanent land development costs, such as acquisition costs, clearing, initial leveling and other costs required to bring the land into a suitable condition for general agricultural use, were capitalized and not depreciated, since these costs were determined to have an indefinite useful life.

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

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company evaluates its long-lived assets, including intangibles, for potential impairment when circumstances indicate that the carrying amount of the asset may not be recoverable. This evaluation is based upon estimated future cash flows. In the event that the undiscounted cash flows are less than the net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. As a result of the actions taken by Metropolitan in the fourth quarter of 2002 as described in Note 1, the Company, with the assistance of a valuation firm, evaluated the carrying value of its water program and determined that the asset was not impaired and that the costs were estimated to be recovered through implementation of the Cadiz Project with other government organizations, water agencies and private water users. In 2005, 2004 and 2003 the Company reviewed the valuation of the its water program and concluded that the carrying amount of the program was not impaired. The Company's estimate could be impacted by changes in plans related to the Cadiz Project.

     Permanent crops and developing crops shown as Cadiz assets consist of lemon groves and grape vineyards located on the Cadiz Valley property. These crops have previously been leased to Sun World and an unaffiliated third party. During the fourth quarter of the year ended December 31, 2004, the long-standing lease to Sun World was terminated. In 2005, an independent third party leased the vineyards, and the company farmed the 2005 citrus crop. The vineyard leases do not generate a significant amount of revenue, and the future profitability of lemon farming operations is uncertain. Due to the uncertainty of recovering the carrying value of the permanent and developing crops, the Company recorded a charge of $3.4 million in 2004 to write off the capitalized cost of these crops, which is shown under the heading "Write-off of permanent and developing crops" on the Consolidated Statement of Operations.

GOODWILL AND OTHER ASSETS

     As a result of a merger in May 1988 between two companies, which eventually became known as Cadiz Inc., goodwill in the amount of $7,006,000 was recorded. Approximately $3,193,000 of this amount was amortized prior to the adoption of Statement of Financial Accounting Standards No. 142, ("SFAS No. 142") "Goodwill and Other Intangible Assets" on January 1, 2002. Goodwill is tested for impairment annually in the first quarter of each year, or if events occur which require an impairment analysis be performed. As a result of the actions taken by Metropolitan in the fourth quarter of 2002 as described in Note 1, the Company, with the assistance of a valuation firm, performed an impairment test of its goodwill and determined that its goodwill was not impaired. In addition, the Company, performed its annual impairment test of goodwill in the first quarter of 2005, 2004 and 2003 and determined that the goodwill was not impaired.

     Capitalized loan fees represent costs incurred to obtain debt financing. Such costs are amortized over the life of the related loan. At December 31, 2005 and 2004, the capitalized loan fees relate to costs incurred in connection with the ING loan described in Note 6.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and accrued liabilities due to their short-term nature. The carrying value of the Company's debt approximates fair value, based on interest rates currently available to the Company for debt with similar terms.

SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest during the years ended December 31, 2004 and 2003 was $3,970,000 and $3,913,000, respectively. As described in Note 2, cash interest payments due on the ING loan in the year ended December 31, 2005 were credited against a $2.4 million prepaid interest account that had been established for this purpose. No cash was paid for income taxes during the years ended December 31, 2005, 2004 and 2003, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB revised Statement No. 123 (FAS
123R), "Share-Based Payment", which requires companies to expense the estimated fair value of employee stock options and similar awards. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R will be effective for the Company beginning in the first quarter of fiscal 2006. The Company tentatively expects to adopt the provisions of FAS123R using a modified prospective application. FAS 123R, which provides certain changes to the method of valuing share-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123. The Company will incur additional expense during fiscal 2006 related to new awards granted during 2006 that cannot yet be quantified. The Company is in the process of determining how the guidance regarding value share-based compensation as prescribed in FAS 123R will be applied to value share-based awards granted after the effective date and the impact that the recognition of compensation expense related to such awards will have on its financial statements.

     In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29." SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, "Accounting for Nonmonetary Transactions," provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. The Company has concluded that SFAS No. 153. will not have a material impact on its consolidated financial statements.

     In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of SFAS 143. This statement clarified the term conditional asset retirement obligation and is effective for the Company's fourth quarter ending December 31, 2005. Adoption of FIN 47 did not have an impact on the Company's consolidated financial statements.


NOTE 3 - PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS
------------------------------------------------------

     Property, plant, equipment and water programs consist of the following (dollars in thousands):
                                                  DECEMBER 31,
                                                 2005       2004
                                                 ----       ----

          Land and land improvements           $ 21,986  $ 22,010
          Water programs                         14,274    14,274
          Buildings                               1,191     1,408
          Machinery and equipment                 2,103     3,599
                                               --------  --------
                                                 39,554    41,291
          Less accumulated depreciation          (4,231)   (5,739)
                                               --------  --------
                                               $ 35,323  $ 35,552
                                               ========  ========

     Depreciation expense during the years ended December 31, 2005, 2004 and 2003 was $229,000, $527,000 and $683,000
respectively.

     Prior to 2005, all permanent crops and developing crops shown as Cadiz assets were leased to Sun World and to an unaffiliated third party. In the fourth quarter of the year ended December 31, 2004, the lease of the Cadiz Valley farming property to Sun World terminated. Based on the uncertainty as to possible recovery of the carrying value of the permanent crops and developing crops on this property, during the last quarter of 2004 the Company wrote off $3.4 million, net of depreciation, of permanent and developing crops at this property.

NOTE 4 - OTHER ASSETS
---------------------

       Other   assets  consist  of  the  following  (dollars   in
thousands):

                                                   DECEMBER 31,
                                                 2005       2004
                                                 ----       ----

          Deferred loan costs, net             $    120  $    148
          Prepaid interest                          544     1,294
          Property tax refund receivable              -        11
                                               --------  --------
                                               $    664  $  1,453
                                               ========  ========

     Amortization expense of deferred loan costs was $28,000, $3,767,000 and $641,000 in 2005, 2004, and 2003, respectively, and is included in interest expense in the statement of operations. Amortization expense included in the consolidated financial statements for Sun World's capitalized trademark development was $60,000 in 2003.


NOTE 5 - ACCRUED LIABILITIES
----------------------------

     Accrued liabilities consist of the following (dollars in thousands):

                                                  DECEMBER 31,
                                                 2005       2004
                                                 ----       ----

          Interest                             $    264  $    172
          Payroll, bonus, and benefits                4       142
          Consulting and Legal expenses              65       326
          Income & other taxes                      336         -
          Other expenses                            150       103
                                               --------  --------
                                               $    819  $    743
                                               ========  ========

NOTE 6 - LONG-TERM DEBT
-----------------------

     At December 31, 2005 and 2004, the carrying amount of the Company's outstanding debt is summarized as follows (dollars in thousands):

                                                  DECEMBER 31,
                                                 2005       2004
                                                 ----       ----
   Senior term bank loan, interest payable
    semi-annually, interest per annum at 4%
    in cash plus 4% paid in kind until
    March 31, 2008 and 4% in cash plus 6%
    paid in kind March 31, 2010                $ 25,851  $ 25,000


   Other unsecured loans                             40         -
                                               --------  --------
                                                 25,891    25,000

  Less current portion                                8         -
                                               --------  --------
                                               $ 25,883  $ 25,000
                                               ========  ========

     Pursuant to the Company's loan agreements, annual maturities of long-term debt outstanding on December 31, 2005 are as follows:

                    YEAR          $000'S
                    ----          ------

                    2006         $      8
                    2007                9
                    2008           10,009
                    2009                9
                    2010           15,856
                                 --------
                                 $ 25,891
                                 ========

     The senior term bank loan, which previously consisted of a revolving credit facility and a term loan, had an outstanding balance of $25,851,000 and $25,000,000 at December 31, 2005 and
2004, respectively. The senior term bank loan was due on January 31, 2003 and, through various amendment and extensions, is now due on March 31, 2010, with a $10 million mandatory principal repayment due on or before March 31, 2008.

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


     On November 30, 2004 the Company entered into another amendment of its senior term loan agreement with ING. The amendment of the credit facility did not constitute a troubled debt restructuring and was accounted for as a debt extinguishment under EITF 96-19. Pursuant to this amendment, the Company;

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

     The senior term loan is collateralized by substantially all of the assets of the Company. At December 31, 2005 the Company was in compliance with its debt covenants.

NOTE 7 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION
-----------------------------------------------------

     Condensed consolidating financial information for the year ended December 31, 2003 for the Company are presented below (in thousands). The condensed consolidating financial information for 2003 include the accounts of the Company and those of Sun World until January 30, 2003, at which time Sun World was no longer consolidated. No consolidating balance sheet information for 2003 and no consolidating financial information for 2004 and 2005 are presented, as the consolidated financial statements include only the results of Cadiz due to the deconsolidation of Sun World on January 30, 2003.

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
                         ========  ========     ========        ========

NOTE 8 - INCOME TAXES
---------------------

     Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available carryforwards. Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows (in thousands):

                                                   DECEMBER 31,
                                                 2005       2004
                                                 ----       ----
          Deferred tax assets:
            Net operating losses               $ 22,763  $ 36,238
            Fixed asset basis difference          8,037     8,049
            Contributions carryover                   -        35
            Accrued liabilities and other           814        61
                                               --------  --------

               Total deferred tax assets         31,614    44,383

            Valuation allowance for deferred
             tax assets                        (31,614)   (44,383)
                                               --------  --------

               Net deferred tax asset          $      -  $      -
                                               ========  ========

     The valuation allowance decreased $12,769,000 in 2005, primarily due to a decrease in the net operating loss category of deferred tax assets and increased $623,000 in 2004 due to an increase in the deferred tax assets.

     As of December 31, 2005, the Company had net operating loss
(NOL) carryforwards of approximately $67 million for federal income tax purposes. Such carryforwards expire in varying amounts through the year 2025. This amount reflects the effective reduction of the NOL carryforward as a result of ownership change annual limitation amounts.

     On August 26, 2005, a Settlement Agreement between Cadiz, on the one hand, and Sun World and three of Sun World's subsidiaries, on the other hand, was approved by the U.S. Bankruptcy Court, concurrently with the Court's confirmation of the amended Plan. The Settlement Agreement provides that following the September 6, 2005 effective date of Sun World's plan of reorganization, Cadiz will retain the right to utilize the Sun World net operating loss carryovers (NOLs). Sun World Federal NOLs are estimated to be approximately $52 million. If, in any year from calendar year 2005 through calendar year 2011, the utilization of such NOLs results in a reduction of Cadiz' tax liability for such year, then Cadiz will pay to the Sun World bankruptcy estate 25% of the amount of such reduction, and shall retain the remaining 75% for its own benefit. There is no requirement that Cadiz utilize these NOLs during this reimbursement period, or provide any reimbursement to the Sun World bankruptcy estate for any NOLs used by Cadiz after this reimbursement period expires.

     Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against these assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.

     Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the "applicable federal funds rate", as defined in the Internal Revenue Code) and the value of the corporation at the time of a "change of ownership" as defined by Section 382. Due to past equity issuances and equity issuances in 2005, and due to the Chapter 11 filing by Sun World, the Company's ability to utilize net operating loss carryforwards is limited to approximately $7 million annually, potentially adjusted by built-in gain terms.

     A reconciliation of the income tax benefit to the statutory federal income tax rate is as follows (dollars in thousands):


                                        YEAR ENDED DECEMBER 31,
                                        ----------------------
                                       2005      2004       2003
                                       ----      ----       ----

     Expected federal income tax
      benefit at 34%                 $ (7,714) $ (5,453) $ (3,922)
     Loss with no tax benefit
      provided                          1,672     1,993     3,900
     Federal AMT refund                     -         -         -
     State income tax                     336         2         2
     Amortization/write off of
      debt discount                         -     1,614         -
     Stock Options                      4,020         -         -
     Losses utilized against
      unconsolidated subsidiary
      taxable income                    2,012     1,837         -
     Other non-deductible expenses         10         7        20
                                     --------  --------  --------

       Income tax expense (benefit)  $    336  $      -  $      -
                                     ========  ========  ========


NOTE 9 - EMPLOYEE BENEFIT PLANS
------------------------------

     The Company has a 401(k) Plan for its salaried employees. Employees must work 1,000 hours and have completed one year of service to be eligible to participate in this plan. The Company matches 75% of the first four percent deferred by an employee up to $1,600 per year. The Company contributed $22,000, $3,000 and $12,000 to the plans for fiscal years 2005, 2004 and 2003, respectively. Contributions include those made under Sun World plans for its employees for January 2003.


NOTE 10 - PREFERRED AND COMMON STOCK
-----------------------------------

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

     The Company issued certain warrants to purchase shares of the Company's common stock in connection with the issuance of the Series D Preferred Stock. The fair market value of the Company's common stock at the time of issuance was above the accounting conversion price resulting in an imputed dividend (beneficial conversion feature). The estimated fair value of the warrants issued (calculated using the Black Scholes option pricing model) and the imputed dividend totaled $1,050,000 which was recorded as a discount to the Series D Preferred Stock. The discount was amortized through the redemption date of the stock and treated as a reduction to earnings for earnings per share calculations.
Upon exchange of the Series D Preferred Stock for common stock in October 2003, the unamortized beneficial conversion feature was charged against paid in capital.

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

COMMON STOCK AND WARRANTS

     On November 30, 2004, the Company completed a private placement of 400,000 Units at the price of $60.00 per Unit. Each Unit consisted of five (5) shares of the Company's common stock and one (1) common stock purchase warrant. Each Warrant will entitle the holder to purchase, commencing 180 days from the date of issuance, one (1) share of common stock at an exercise price of $15.00 per share. Each Warrant has a term of three (3) years, but will be callable at $15.00 per share by the Company commencing twelve months following completion of the placement if the common shares have been registered and the closing market price of the Company's common stock exceeds $18.75 for 10 consecutive trading days.

     An individual who assisted the company in identifying participants in the November 30, 2004 private placement elected to receive a commission for the services in stock rather than cash. The commission amount was $326,400, and 27,200 common shares were issued in payment of the obligation in February, 2005. The 2004 Management Bonus Plan provided for the granting of 10,000 shares of common stock valued at $12.00 per share. The cost of the grant was recognized in December 2004, and 10,000 shares were issued in May, 2005.

NOTE 11 - STOCK-BASED COMPENSATION PLANS AND WARRANTS
-----------------------------------------------------

STOCK AND STOCK OPTIONS ISSUED TO DIRECTORS, OFFICER, CONSULTANTS
AND EMPLOYEES

     The Company issued options pursuant to its 1996 Stock Option Plan (the "1996 Plan"), the 1998 Non-Qualified Stock Option Plan (the "1998 Plan") and the Management Equity Incentive Plan. The Company also grants stock awards pursuant to its 2000 Stock Award Plan (the "2000 Plan"), Management Equity Incentive Plan, and 2004 Management Bonus Plan, described below. Collectively, the 1996 Plan, the 1998 Plan, and the 2000 Plan provided for the granting of up to 160,000 shares. All options under the 1996 Plan, the 1998 Plan and the 2000 Plan were granted at a price approximating fair market value at the date of grant, had vesting periods ranging from issuance date to five years, had maximum terms ranging from five to seven years and were issued to directors, officers, consultants and employees of the Company. The Management Equity Incentive Plan provides for the granting of 1,094,712 shares of common stock and 377,339 options for the purchase of one share of common stock. The 2004 Management Bonus Plan provides for the granting of 10,000 shares of common stock valued at $12.00 per share.

     With one exception, all options issued under the 1996 Plan, the 1998 Plan and the 2000 plan expired in 2005. All the options issued under these plans had strike prices significantly above market prices. In 2005, an agreement was reached with the sole holder of unexpired options issued under these plans to cancel those options. The 1996 Plan, the 1998 Plan and the 2000 Plan were then terminated. As a result, all options outstanding at December 31, 2005 were issued under the Management Equity Incentive Plan.

     Compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, ("SFAS 123"), "Accounting for Stock-Based Compensation." The fair value of each option granted in 2005 was estimated on the date of grant using the Black Scholes option pricing model based on weighted-average assumptions of: risk-free interest rate of 4.22%, expected volatility of 46.0%, expected life of ten years and an expected dividend of zero.

     The following table summarizes stock option activity for the periods noted. All options listed below were issued to officers, directors, employees and consultants.

                                                        WEIGHTED-
                                                         AVERAGE
                                         AMOUNT      EXERCISE PRICE
                                         ------      --------------

   Outstanding at December 31, 2002      61,710         $197.45
     Granted                                  -               -
     Expired or canceled                 (7,760)        $207.45
     Exercised                                -               -
                                       --------

   Outstanding at December 31, 2003      53,950         $207.43
     Granted                                  -               -
     Expired or canceled                (39,270)        $198.54
     Exercised                                -               -
                                       --------

   Outstanding at December 31, 2004      14,680         $231.22
     Granted                            365,000         $ 12.71
     Expired or canceled                (14,680)        $231.22
     Exercised                                -               -
                                       --------

   Outstanding at December 31, 2005     365,000(a)      $ 12.71
                                       ========

   Options exercisable at
    December 31, 2005                   238,335         $ 12.50
                                       ========
Weighted-average years of remaining
 contractual life of options
 outstanding at December 31, 2005          9.39
                                       ========

     (a) Exercise prices vary from $12.00 to $17.25, and expiration dates vary from May 2015 to October 2015.

     The weighted-average fair value of options granted during 2005 was $10.80.

STOCK PURCHASE WARRANTS ISSUED TO NON-EMPLOYEES

     The Company accounts for equity securities issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force 96-18. During 2002, in connection with the loan amendments for the Cadiz obligations described in
Note 6, the Company repriced certain warrants previously issued resulting in a reduction in the weighted-average exercise price. At December 31, 2002, there were 113,600 warrants outstanding with a weighted-average exercise price of $58.50 per share, which expired through 2006.

     In connection with the Company's default in February 2003 on its senior term loan and $25 million revolving credit facility, as described in Note 6; (i) warrants held by the lender to purchase 40,000 shares of the Company's common stock vested at an exercise price of $0.25 per share; and (ii) the exercise price on warrants held by the lender to purchase 57,000 shares of the Company's common stock was automatically reset to $0.25 per share.

     In December 2003, warrants to purchase 94,000 shares of common stock were exercised for $23,500 in total cash proceeds. The remaining warrants to purchase 8,600 shares of common stock of the Company at a weighted average exercise price of $190.00 per share expired in 2004.

     On November 30, 2004 the Company completed a private placement of 400,000 units, each Unit consisting of five (5) shares of the Company's common stock and one (1) common stock purchase warrant. Each of the 400,000 warrants entitle the holder to purchase one (1) share of common stock at an exercise price of $15.00 per share. Each Warrant has a term of three (3) years, and is callable by the Company commencing twelve months following completion of the placement if the closing market price of the Company's common stock exceeds $18.75 for 10 consecutive trading days. All 400,000 warrants remain outstanding.

2000 STOCK AWARD PLAN

     The Cadiz Inc. 2000 Stock Award Plan ("Stock Award Plan") was approved by the Company's shareholders in May 2000. Under the Stock Award Plan, the Company may issue various forms of stock awards including restricted stock and deferred stock units to attract, retain and motivate key employees or other eligible persons. Each of the units entitled the holder to receive one share of the Company's common stock for each deferred stock unit three years from the date of grant. During the year ended December 31, 2004, 1,289 stock units were exchanged for shares of the Company's common stock and the remaining deferred stock units were cancelled in exchange for a payment to the holders of approximately $9,000. The Stock Award Plan was then terminated. The Company charged $152,000 to expense during the year ended December 31, 2003 in connection with the Stock Award Plan.

MANAGEMENT EQUITY INCENTIVE PLAN

     In December 2003, concurrently with the completion of the Company's then current financing arrangements with ING, the Company's board of directors authorized the adoption of a Management Equity Incentive Plan (the "Incentive Plan"). Under the Incentive Plan, a total of 1,472,051 shares of common stock and common stock options may be granted to key personnel. The Board formed allocation committees to direct the initial allocation of 717,373 of these shares and a subsequent allocation of 377,339 shares of common stock and 377,339 options to purchase common stock.

     In May 2005, 717,373 initial allocation shares, 377,339 subsequent allocation shares and 325,000 options were awarded.
An additional 40,000 options were awarded in October, 2005.

     All grants are subject to vesting conditions. The initial allocation shares vested 2/3 immediately on the date of the grant and the remaining 1/3 vested on December 11, 2005. The subsequent allocation shares of common stock and options to purchase common stock vest 1/3 upon grant, 1/3 on December 7, 2005 and 1/3 on December 7, 2006, or such later vesting dates as may be determined by the subsequent allocation committee. All grants are subject to continued employment and immediate vesting upon termination without cause.

2004 MANAGEMENT BONUS PLAN

     In December 2004, the Company, with board approval, adopted the Cadiz Inc. 2004 Management Bonus Plan (the "Bonus Plan") pursuant to which a total of 10,000 shares of Cadiz common stock, valued at $12 per share, were authorized for issuance to Mr. Brackpool as a performance bonus. See Item 11 "Executive Compensation". The liability and compensation expense related to this award was reflected in the 2004 financial statements, and the shares were issued under the Bonus Plan in May 2005.

NOTE 12 - SEGMENT INFORMATION
-----------------------------

     With Sun World's filing of voluntary petitions for relief under Chapter 11 of the Bankruptcy code as further described in
Note 1, the primary business of the Company is to acquire and develop land and water resources. Prior to the filing of voluntary petitions the Company had two reportable segments: water resources (Cadiz) and agriculture (Sun World). After the bankruptcy, the Company's financial results are reported in a single segment. The accounting policies of the segments are the same as those described in the summary of significant accounting polices. The Company's operations are reported in the following business segments:

     Financial information by reportable business segment is reported in the following tables:

                                           2004     2003     2002
                                           ----     ----      ----
                                               ($ in thousands)

External sales:
 Water Resources                         $  1,197  $     47  $    157
 Agricultural                                   -         -     3,005
                                         --------  --------  --------

Consolidated                             $  1,197  $     47  $  3,162
                                         ========  ========  ========
Inter-segment sales:
 Water Resources                         $      -  $      -  $    146
 Agricultural                                   -         -      (146)
                                         --------  --------  --------

Consolidated                             $      -  $      -  $      -
                                         ========  ========  ========

Total sales:
 Water Resources                         $  1,197  $     47  $    303
 Agricultural                                   -         -     3,005
 Other                                          -         -      (146)
                                         --------  --------  --------

Consolidated                             $  1,197  $     47  $  3,162
                                         ========  ========  ========

Profit (loss) before income taxes:
 Water Resources                         $(20,758) $ (3,530) $ (5,236)
 Agricultural                                   -         -    (1,200)
 Other                                          -    (3,443)     (195)
 Interest expense                          (1,931)   (9,064)   (4,905)
                                         --------  --------  --------

Consolidated                             $(22,689) $(16,037) $(11,536)
                                         ========  ========  ========

Capital expenditures:
 Water Resources                         $     68  $      8  $     34
 Agricultural                                   -         -       337
                                         --------  --------  --------

Consolidated                             $     68  $      8  $    371
                                         ========  ========  ========


Depreciation and amortization:
 Water Resources                         $    229  $    527  $    553
 Agricultural                                   -         -       190
                                         --------  --------  --------

Consolidated                             $    229  $    527  $    743
                                         ========  ========  ========


Interest expense, net:
 Water Resources                         $  1,931  $  9,064  $  3,636
 Agricultural                                   -         -     1,269
 Other                                          -         -         -
                                         --------  --------  --------

Consolidated                             $  1,931  $  9,064  $  4,905
                                         ========  ========  ========

Assets:
 Water Resources                         $ 46,046  $ 51,071  $ 49,526
 Agricultural                                   -         -         -
 Other                                          -         -         -
                                         --------  --------  --------

Consolidated                             $ 46,046  $ 51,071  $ 49,526
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


NOTE 14 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
----------------------------------------------------

(In thousands except per share data)

                                       QUARTER ENDED
                     ------------------------------------------------
                     MARCH 31,  JUNE 30,  SEPTEMBER 30,  DECEMBER 31,
                        2005     2005         2005          2005
                        ----     ----         ----          ----

Revenues               $    15  $     15    $     15     $  1,152
Operating loss          (1,006)  (12,178)     (3,411)      (4,163)
Net loss applicable
 to common stock        (1,569)  (12,625)     (3,863)      (4,968)
Net loss per
 common share          $ (0.15) $  (1.18)   $  (0.35)    $  (0.46)


                                       QUARTER ENDED
                     ------------------------------------------------
                     MARCH 31,  JUNE 30,  SEPTEMBER 30,  DECEMBER 31,
                        2004     2004         2004          2004
                        ----     ----         ----          ----

Revenues               $    11  $      9    $     12     $     15
Operating loss            (658)     (601)       (756)      (4,958)
Net loss applicable
 to common stock        (2,815)   (2,724)     (2,894)      (7,604)
Net loss per
 common share          $ (0.43) $  (0.41)   $  (0.44)    $  (1.04)

SCHEDULE 1 - VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 ($ IN THOUSANDS)

                    BALANCE AT     ADDITIONS CHARGED TO                 BALANCE
YEAR ENDED          BEGINNING     COSTS AND       OTHER                  AT END
DECEMBER 31, 2005   OF PERIOD     EXPENSES       ACCOUNTS  DEDUCTIONS  OF PERIOD
-----------------   ----------    ---------      --------  ----------  ---------

 Tax valuation
  allowance        $   44,383     $    -       $       -   $   12,769  $  31,614
                   ==========     ======       =========   ==========  =========
YEAR ENDED
DECEMBER 31, 2004
-----------------

 Tax valuation
  allowance        $   43,760     $    -       $     623   $        -  $  44,383
                   ==========     ======       =========   ==========  =========

YEAR ENDED
DECEMBER 31, 2003
-----------------

 Allowance for
  doubtful
  accounts         $      547     $  547       $       -   $        -  $       -
                   ==========     ======       =========   ==========  =========

 Tax valuation
  allowance        $   65,018     $    -       $ (21,258)  $        -  $  43,760
                   ==========     ======       =========   ==========  =========

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                              CADIZ INC.

                              By:  /s/ Keith Brackpool
                                   ----------------------------------
                                   Keith Brackpool,
                                   Chairman and Chief Executive Officer

                              Date:  March 16, 2006
                                     -----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

NAME AND POSITION                                 DATE
-----------------                                 ----


/s/ Keith Brackpool                           March 16, 2006
---------------------------------             -----------------
Keith Brackpool,
Chairman and Chief Executive Officer
(Principal Executive Officer)


/s/ O'Donnell Iselin II                       March 16, 2006
---------------------------------             -----------------
O'Donnell Iselin II,
Chief Financial Officer (Principal
Financial and Accounting Officer)


/s/ Murray H. Hutchison                       March 16, 2006
---------------------------------             -----------------
Murray H. Hutchison, Director


/s/ Timothy J. Shaheen                        March 16, 2006
---------------------------------             -----------------
Timothy J. Shaheen, Director


/s/ Raymond J. Pacini                         March 16, 2006
---------------------------------             -----------------
Raymond J. Pacini, Director


/s/ Gregory W. Preston                        March 16, 2006
---------------------------------             -----------------
Gregory W. Preston, Director