Form 10-K/A
period 2005-12-31
CADIZ INC
filed 2006-04-28
CIK 727273

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

                           FORM 10-K/A
                         Amendment No. 1

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

LARGE ACCELERATED FILER     ACCELERATED FILER X   NON-ACCELERATED FILER
                       ---                   ---                       ---

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

As of March 29, 2006, there were 11,330,402 shares of the registrant's Common Stock issued and outstanding.

                             Page ii


                      TABLE OF CONTENTS
EXPLANATORY NOTE. . . . . . . . . . . . . . . . . . . . . . . . .1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS. . . . . . .1

Part III

Item 10.  Directors and Executive Officers of the Registrant. . .2

Item 11.  Executive Compensation. . . . . . . . . . . . . . . . .4

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters. . . . . . 10

Item 13.  Certain Relationships and Related Transactions. . . . 14

Item 14.  Principal Accountant Fees and Services. . . . . . . . 14

PART IV

Item 15.  Exhibits and Financial Statement Schedules. . . . . . 16

SIGNATURE

EXHIBIT INDEX


                             Page iii

                        EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Cadiz, Inc. (the "Company", "our" or "we") for the year ended December 31, 2005 that was originally filed with the Securities and Exchange Commission on March 16, 2006 is being filed to provide additional information required by Items 10, 11, 12, 13 and 14 of Part III. This Amendment No. 1 on Form 10-K/A does not change our previously reported financial statements and other financial disclosure.


      CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements relating to future events and our future performance within the meaning of
Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Stockholders are cautioned that such statements involve risks and uncertainties. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management's beliefs and assumptions. Any statements contained herein, including without limitation, statements to the effect that we or our management "believes", "expects", "could", "may", "estimates", "will", "anticipates", "plans", or similar expressions that are not statements of historical fact should be considered forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in our Annual Report on Form 10-K filed on March 16, 2006 with the Securities and Exchange Commission. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations are made as of the date of this Amendment No. 1 on Form 10-K/A and may change prior to the end of each quarter or the year. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise. The forward-looking statements and risk factors discussed herein do not reflect the potential impact of any mergers, acquisitions or dispositions.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     Our Board of Directors currently consists of five directors.
Set forth below is certain biographical information, the present occupation and the business experience for the past five years or more of each director:


      NAME                     AGE          POSITION WITH CADIZ
      ----                     ---          -------------------

      Keith  Brackpool         48           Chairman of the Board,
                                             President and Chief
                                             Executive Officer

      Murray H. Hutchison      67           Director

      Timothy J. Shaheen       46           Director

      Raymond J. Pacini        50           Director

      Gregory W. Preston       50           Director


     Keith Brackpool is a founder of Cadiz, has served as a member of Cadiz' Board of Directors since September 1986, and has served as President and Chief Executive Officer of Cadiz since December 1991. Mr. Brackpool assumed the role of Chairman of the Board of Cadiz on May 14, 2001, and was the Chief Financial Officer from May 19, 2003 until the appointment of Mr. Iselin to that position in October 2005. Mr. Brackpool has also been a principal of 1334 Partners L.P., a partnership that owns commercial real estate from 1989 to present.

     Murray H. Hutchison was appointed a director of Cadiz in June 1997. He is also a member of the Board of Managers (an LLC's functional equivalent of a Board of Directors) of Cadiz' subsidiary, Cadiz Real Estate LLC. In his capacity as a manager of the LLC he performs essentially the same duties on behalf of the LLC as he would as an outside director for a corporation. Since his retirement in 1996 from International Technology Corporation, a publicly traded diversified environmental management company, Mr. Hutchison has been self-employed with his business activities involving primarily the management of an investment portfolio. From 1976 to 1996, Mr. Hutchison served as Chief Executive Officer and Chairman of International Technology. Mr. Hutchison currently serves as Chairman of the Board of TEPPCO Partners, L.P., a publicly traded partnership operating in refined petroleum products, liquefied petroleum gases and petrochemical transportation and storage. Mr. Hutchison serves as a director on the boards of Jack in the Box, Inc., a publicly traded fast food restaurant chain; and Cardium Therapeutics, Inc., a publicly traded medical technology company. Additionally, Mr. Hutchison serves as Chairman of the Huntington Hotel Corporation, a privately owned hotel and office building, and as a director of several other non-publicly traded U.S. companies.

     Timothy J. Shaheen was appointed a director of Cadiz in March 1999. Mr. Shaheen is a private investor and principal of Difinity Capital Partners LLP. From September 1996 to April
2005, Mr. Shaheen served as the President, Chief Executive
Officer and a director of Sun World International. Prior to joining Sun World, Mr. Shaheen served as a senior executive with Albert Fisher North America, a publicly traded domestic and international produce company from 1989 to 1996. While with Albert Fisher, Mr. Shaheen also served as director of its Canadian produce operations and as a director of Fresh Western Marketing, one of the largest growers and shippers of fresh vegetables in the Salinas Valley of California. Prior to his employment with Albert Fisher, Mr. Shaheen has seven years of experience with the accounting firm of Ernst & Young LLP. Mr. Shaheen is a certified public accountant.

     Raymond J. Pacini was appointed a director of Cadiz effective June 16, 2005 as a nominee of ING pursuant to the rights of ING as holder of Cadiz' Series F preferred stock.
Since May 1998, Mr. Pacini has been the President, Chief Executive Officer and a Director of California Coastal Communities, Inc. (CALC), a publicly traded (NASDAQ:CALC) residential land development and homebuilding company operating in Southern California. From June 1990 until May 1998, Mr. Pacini was the Chief Financial Officer of CALC (formerly known as Koll Real Estate Group, Inc. and Henley Properties, Inc.).

     Gregory W. Preston was appointed a director of Cadiz effective January 6, 2006 as a nominee of ING pursuant to the rights of ING as holder of Cadiz' Series F preferred stock.
Since January 2002, Mr. Preston has served as the Founder and Managing Director of Corporate Law Solutions, a Professional Law Corporation. Previously, Mr. Preston was a senior partner of the law firms, Brobeck, Phleger & Harrison; McDermott, Will & Emery; and Allen Matkins, Leck, Gamble & Mallory.

     The certificate of designation for our Series F preferred stock provides that the holder(s) of the Series F preferred stock
(currently ING) have the right to elect two members of the Board of Directors.

EXECUTIVE OFFICERS

     The following is a list of our current executive officers and their principal positions:

      NAME                     AGE          POSITION WITH CADIZ
      ----                     ---          -------------------

      Keith  Brackpool         48           Chairman of the Board,
                                             President and Chief
                                             Executive Officer

      O'Donnell Iselin II      52           Chief Financial Officer
                                             and Secretary

      Richard E. Stoddard      55           Chairman of the Board of
                                             Managers and CEO of Cadiz
                                             Real Estate LLC

     O'Donnell Iselin II joined Cadiz as its Chief Financial Officer in October 2005. From October 2004 until his appointment as Cadiz' Chief Financial Officer, Mr. Iselin served as Treasurer of Southwest Water Company, a NASDAQ listed water utility and services company. From 1989 to 2004, Mr. Iselin was employed in various capacities by Hughes Electronics Corporation, now The DIRECTV Group, Inc., serving since 2000 as Director of Treasury.

     Richard E. Stoddard serves as Chairman and CEO of the Board of Managers of Cadiz Real Estate LLC, a wholly-owned subsidiary of Cadiz, directing the development of the Cadiz Groundwater Storage Program and the other Cadiz real estate assets. In addition, since 1988, Mr. Stoddard has served as the Chairman and CEO of Kaiser Ventures LLC, an unrelated company involved in real estate development and waste management projects in southern California. Kaiser Ventures LLC was previously involved in water development projects in Southern California.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires Cadiz' directors and executive officers, and persons who beneficially own more than 10% of a registered class of Cadiz' equity securities ("reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Cadiz. Reporting persons are required by Commission regulations to furnish Cadiz with copies of all
Section 16(a)forms they file.

     To Cadiz' knowledge, based solely on a review of the copies of reports and amendments thereto on Forms 3, 4 and 5 furnished to us by reporting persons and forms that we filed on behalf of certain directors and officers, during, and with respect to, Cadiz' fiscal year ended December 31, 2005, and on a review of written representations from reporting persons to Cadiz that no other reports were required to be filed for such fiscal year, the Form 3 filed on February 17, 2006 by O'Donnell Iselin II which reported Mr. Iselin's appointment as our Chief Financial Officer on October 3, 2005 was inadvertently filed late, the Form 3 filed on January 25, 2006 by Morgan Stanley, which reported transactions by which it became a 10% owner on April 12, 2005, was inadvertently filed late and the Forms 4 filed by Morgan Stanley on January 25, 2006, which reported 125 purchases of an aggregate of 519,181 shares and 7 sales of an aggregate of 37,442 shares executed between April 15, 2005 and December 9, 2005 were inadvertently filed late, and all other Section 16(a) filing requirements applicable to Cadiz' directors, executive officers and greater than 10% beneficial owners during such period were satisfied in a timely manner.

AUDIT COMMITTEE

     The Audit Committee of our Board of Directors currently consists of Messrs. Preston, Pacini and Hutchison. Our Board of Directors has determined that each of the members of the Audit Committee are independent as defined under the rules of the NASDAQ Stock Market and the independence requirements contemplated by Rule 10A-3 under the Exchange Act.

     The Board of Directors has determined that Mr. Hutchison is an "audit committee financial expert" as that term is defined in
Item 401(h) of Regulation S-K.

CODE OF ETHICS

     We adopted a code of ethics that applies to all of our employees, including its chief executive officer and chief financial officer. A copy of the code of ethics may be found on our website at http://www.cadizinc.com. Any employee who becomes aware of any existing or potential violation of the code of ethics is required to report it. Any waivers from the code of ethics granted to directors or executive officers will be promptly disclosed on the Company's website at http://www.cadizinc.com.


ITEM 11.  EXECUTIVE COMPENSATION

     The tables and discussion below set forth information about the compensation awarded to, earned by, or paid to our executive officers during the years ended December 31, 2005, 2004 and 2003 and to the chief executive of our subsidiary, Cadiz Real Estate LLC, during the years ended December 31, 2005 and 2004.

                   SUMMARY COMPENSATION TABLE

                                                  LONG-TERM
                         ANNUAL                  COMPENSATION
                    COMPENSATION (1)(2)             AWARDS
                    -------------------          ------------

NAME AND                                    RESTRICTED    SECURITIES   ALL OTHER
 PRINCIPAL                                    STOCK       UNDERLYING    COMPEN-
 POSITION        YEAR  SALARY($)  BONUS($)  AWARDS($)(3)  OPTIONS(#)   SATION($)
---------------- ----  ---------  --------  ------------  -----------  ---------

Keith Brackpool  2005  $250,000         -   $5,489,960(4)  100,000(5) $        -
 President and   2004   250,000   240,000(6)         -           -             -
 Chief Executive 2003   188,461   200,000(7)         -           -    850,000(8)
 Officer

O'Donnell
 Iselin II       2005    41,589         -            -       40,000(9)         -
 Chief Financial 2004         -         -            -            -            -
 Officer and     2003         -         -            -            -            -
 Secretary

Richard E.       2005   250,000(10)     -   $5,489,960(11)  100,000(12)        -
 Stoddard        2004   250,000(10)     -            -            -            -
 Chief Executive 2003         -         -            -            -            -
 Officer, Cadiz
 Real Estate LLC

---------------------
(1) The information presented in this table is for the years ended December 31, 2005, 2004 and 2004. The executive officers for whom compensation has been disclosed for the year ended December 31, 2005, are the only executive officers of Cadiz or its subsidiaries as of December 31, 2005. Mr. Iselin was appointed Chief Financial Officer of Cadiz effective October 3, 2005. Mr. Stoddard was appointed chief executive officer of Cadiz Real Estate LLC effective October 29, 2004. No other executive officer received total salary or bonus exceeding $100,000 during the year ended December 31, 2005.

(2) No column for "Other Annual Compensation" has been included to show compensation not properly categorized as salary or bonus, which consisted entirely during each fiscal year of perquisites and other personal benefits, because the aggregate amounts did not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for Mr. Brackpool for each fiscal year, Mr. Iselin for 2005 and for Mr. Stoddard for 2005 or 2004. See "Employment Arrangements" below.

(3)  The stock awards are from the Company's Management
     Equity Incentive Plan. Mr. Brackpool and Mr. Stoddard were each awarded 354,191 shares on May 4, 2005. The value is based on the closing price of the Company's common stock as reported by the NASDAQ National Market of $15.50 on May 4, 2005 multiplied by the number of shares awarded. The 2005 stock awards vest in installments from the award date. On May 5, 2005, Mr. Brackpool and Mr. Stoddard sold 144,850 and 128,000 shares, respectively, for tax purposes. The value of the remaining shares held pursuant to these awards on December 31, 2005 is $4,500,831.50 for Mr. Brackpool and $4,863,106.50 for Mr. Stoddard, taking into account their ownership of 209,341 and 226,191 shares, respectively, as of that date. The value is calculated by multiplying the closing price of $21.50 for the Company's common stock as reported by NASDAQ National Market on December 30, 2005 by the number of shares held on December 31, 2005.

(4) Mr. Brackpool was awarded an aggregate of 354,191 shares of stock in 2005 under our Management Incentive Plan, of which 185,816 vested on May 4, 2005, 50,312 vested on December 7, 2005, 67,752 vested on December 11, 2005, and of which 50,311 will vest on December 7, 2006.

(5)  Mr. Brackpool was awarded options from our Management
     Incentive Plan to purchase 100,000 shares of the Company's common stock at an exercise price of $12.00 per share on May 4, 2005. The options vest in installments of 33,334 on May 4, 2005, 33,333 on December 7, 2005 and 33,333 on December 7, 2006.

(6)  This amount represents a bonus awarded to Mr.
     Brackpool under the Incentive Plan consisting of $120,000 in cash which was paid during the year ended December 31, 2004 and 10,000 shares of common stock valued at $120,000 which were issued in 2005 immediately following the effectiveness of our S-8 Registration Statement registering these shares and shares issued under our Management Equity Incentive Plan.

(7) This bonus was paid to Mr. Brackpool in February 2004 for services completed in the preceding calendar year. Mr. Brackpool was provided the opportunity to receive the bonus in cash or an equivalent amount in common stock valued at $2.50 per share. Mr. Brackpool elected to receive his compensation in stock.

(8) Mr. Brackpool received an aggregate $850,000 in compensation for the termination of his previous employment agreement without cause and foregone salary.

(9) Under the terms of Mr. Iselin's employment contract, on October 3, 2005 he was granted options under the Company's Management Incentive Plan to purchase 40,000 shares of the Company's common stock at an exercise price of $17.25 per share. The options vest in installments of 13,334 on October 3, 2005, 13,333 on October 3, 2006 and 13,333 on October 3, 2007.

(10) Mr. Stoddard receives $20,833 monthly in accordance with a consulting agreement dated August 1, 2002 and revised and extended on January 1, 2004.

(11) Mr. Stoddard was awarded an aggregate of 354,191 shares of stock in 2005 under the Management Incentive Plan, of which 185,816 vested on May 4, 2005, 50,312 vested on December 7, 2005, 67,752 vested on December 11, 2005, and of which 50,311 will vest on December 7, 2006.

(12) Mr. Stoddard was awarded options from our Management
     Incentive Plan to purchase 100,000 shares of the Company's common stock at an exercise price of $12.00 per share on May 4, 2005. The options vest in installments of 33,334 on May 4, 2005, 33,333 on December 7, 2005 and 33,333 on December 7, 2006.

OPTION GRANTS IN LAST FISCAL YEAR

     The table below sets forth information about option grants to our Chief Executive Officer and our other named executive officers during the last fiscal year ended December 31, 2005.


                                                                  POTENTIAL
                                                                 REALIZABLE
                                                                  VALUE AT
                            PERCENT                            ASSUMED ANNUAL
                            OF TOTAL                            (COMPOUNDED)
                            OPTIONS                            RATES OF STOCK
               NUMBER OF   GRANTED TO        GRANT                 PRICE
               SECURITIES  EMPLOYEES  EXCER-  DATE              APPRECITION
               UNDERLYING   IN LAST   CISE   MARKET EXPIR-        FOR THE
               OPTIONS      FISCAL    PRICE  PRICE  ATION       OPTION TERM
               GRANTED(#)    YEAR     ($/SH) ($/SH) DATE     5%($)      10%($)
               ----------  ---------  ------ ------ ------   -----      ------
Keith Brackpool   100,000     27%     12.00  15.50  5/4/15  1,324,787  2,820,301
 President and
 Chief Executive
 Officer

O'Donnell          40,000     11%     17.25  17.25 10/3/15    433,937  1,099,682
 Iselin II(1)
 Chief Financial
 Officer

Richard Stoddard  100,000     27%     12.00   15.50  5/4/15 1,324,787  2,820,301

----------------
(1)   Mr. Iselin was appointed Chief Financial Officer in October 2005.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

     The following table shows, as to the individuals named in the Summary Compensation Table above, information about the year-end value of options and the value of unexercised options at that date. No options were exercised by these officers during the fiscal year ended December 31, 2005.

                     NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                    UNDERLYING UNEXERCISED            IN-THE-MONEY
                          OPTIONS AT                   OPTIONS AT
                     DECEMBER 31, 2005(#)        DECEMBER 31, 2005($)(1)
                 ---------------------------   ---------------------------
                 (EXERCISABLE/UNEXERCISABLE)   (EXERCISABLE/UNEXERCISABLE)
                 ---------------------------   ---------------------------
Keith Brackpool         66,667 / 33,333           $633,337 / $316,664
 President and
 Chief Executive
 Officer

O'Donnell Iselin II     13,334 / 26,666           $ 56,670 / $113,331
 Chief Financial
 Officer and
 Secretary

Richard Stoddard        66,667 / 33,333           $633,337 / $316,664
 Chief Executive
 Officer Cadiz
 Real Estate LLC

---------------------
(1)  Using a stock price of $21.50 at December 31, 2005. This number is calculated by:
       * subtracting the option exercise price from our December 31, 2005 closing market price ($21.50 per share, as reported on the NASDAQ National Market) to get the "average value per option," and
       * multiplying the average value per option by the number of exercisable and unexercisable options.
     The amounts in this column may not represent amounts that will actually be realized by the named executive officers.

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

     Mr. Iselin is compensated under an Employment Agreement pursuant to which he receives an annual base salary of $165,000. Mr. Iselin is entitled to receive additional compensation in the form of bonuses at the sole discretion of the Board of Directors based on Mr. Iselin's performance. Mr. Iselin also received options from Cadiz' Management Equity Incentive Plan to purchase 40,000 shares of Cadiz' common stock at an exercise price of $17.25 per share, representing the fair market value of the Company's common stock as of the date of the Employment Agreement. 13,334 of the stock options vested upon commencement of employment with 13,333 vesting upon the first anniversary of Mr. Iselin's employment with the Company and 13,333 vesting upon the second anniversary of his employment.

     Mr. Iselin's Employment Agreement further provides that in the event of a termination of Mr. Iselin's employment by reason of death or permanent disability (as defined in the agreement), Mr. Iselin (or his estate, as applicable) would be entitled to continued payments of base salary for 90 days in addition to, and not in lieu of, any payments made pursuant to any Company provided death or disability benefit plans.

     Mr. Iselin's Employment Agreement also provides that if his employment is terminated due to a change of control of the Company which occurs within 24 months of the commencement of his employment, he is entitled to receive his base compensation and all fringe benefits he received prior to such change of control (to the extent such benefits can then be lawfully be made available by the Company or the Company's successor in interest) for a period of 12 months following the effective date of termination as though he was continuing to provide services to the Company.

     Mr. Iselin's Employment Agreement also provides that in the event he terminates the Employment Agreement due to a material breach by the Company of any term or condition of his Employment Agreement or upon a material change in his job title or material reduction in his duties and responsibilities, he is entitled to receive his base compensation and all fringe benefits he received prior to the termination (to the extent such benefits can then be lawfully be made available by the Company) for a period of 180 days following the effective date of termination as though he was continuing to provide services to the Company.

COMPENSATION OF DIRECTORS

     In the fiscal year 2005, Murray H. Hutchison received cash compensation for his services as a director of Cadiz in the amount of $32,500. $2,500 of this amount was for services rendered in fiscal year 2004.

     In the fiscal year 2005, Tim Shaheen received cash compensation for his services as a director of Cadiz in the amount of $45,000, $15,000 of this amount was for services rendered in fiscal year 2004.

     In the fiscal year 2005, Raymond J. Pacini received cash compensation for his services as a director of Cadiz in the amount of $15,000.

     Mr. Brackpool does not receive any compensation for serving as a director of Cadiz. Mr. Arens and Mr. Ritchie did not receive any compensation from Cadiz for serving as directors of Cadiz during 2005.

     In fiscal year 2005, the Company commenced compensating its non-employee directors for their services as directors for each 12 month period ending June 30 of each year, the amount of $30,000, prorated for directors serving less than the full 12 months. Payments are made in 4 installments of $7,500, or such lesser prorated amount for directors serving less than a full 12 months.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of our Board of Directors consists of Messrs. Preston, Pacini and Hutchison. No member of the Compensation Committee was at any time during 2005, or formerly, one of our officers or employees or an officer of employee of our subsidiary. None of our executive officers has served as a member of the Compensation Committee (or other equivalent function) of any other entity while an executive officer of the other entity served as a director of or a member of the Compensation Committee.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of Cadiz voting securities, as of March 29, 2006, by each stockholder who we know to own beneficially more than five percent of each class, and by each director, each named executive officer and all directors and executive officers as a group, excluding, in each case, rights under options or warrants not exercisable within 60 days. All persons named have sole voting power and investment power over their shares except as otherwise noted.

                      CLASS OF COMMON STOCK

                                AMOUNT AND NATURE OF      PERCENT
  NAME AND ADDRESS              BENEFICIAL OWNERSHIP      OF CLASS
  ----------------              --------------------      --------

  ING Groep N.V.                    1,502,770(1)           13.2%
  ING Capital LLC
  Amstelveenseweg 500
  1081 KL Amsterdam

  FMR Corp.                         1,140,226(2)            9.9%
  82 Devonshire Street
  Boston MA 02109

  Bedford Oak Partners, L.P.          866,950(3)            7.6%
  Bedford Oak Capital, L.P.
  Bedford Oak Offshore
  100 South Bedford Road
  Mt. Kisco, NY 10549

  Peloton Partners, LLP               796,926(4)            7.0%
  17 Broadwick Street
  London X0 W1F 0DJ

  Morgan Stanley & Co.                622,184(5)            5.5%
  International Limited
  1585 Broadway
  New York, NY 10036

  Keith Brackpool                     237,436(6)            2.1%
  c/o 777 S. Figueroa St.,
  Suite 4250
  Los Angeles, CA 90017

  Richard E. Stoddard                 171,191               1.5%
  c/o 777 S. Figueroa St.,
  Suite 4250
  Los Angeles, CA 90017

  Timothy J. Shaheen                   57,290                 *
  c/o 777 S. Figueroa St.,
  Suite 4250
  Los Angeles, CA 90017

  Murray Hutchison                      6,490(7)              *
  c/o 777 S. Figueroa St.,
  Suite 4250
  Los Angeles, CA 90017

  O'Donnell Iselin                          0                 *
  c/o 777 S. Figueroa St.,
  Suite 4250
  Los Angeles, CA 90017

  Raymond J. Pacini                         0                 *
  c/o 777 S. Figueroa St.,
  Suite 4250
  Los Angeles, CA 90017

  Gregory W. Preston                        0                 *
  c/o 777 S. Figueroa St.,
  Suite 4250
  Los Angeles, CA 90017

  All directors and officers          472,407(6)(7)         4.7%
  as a group
  (six individuals)

 -----------------------------------
 * Represents less than one percent of the 11,330,402 outstanding shares of common stock of Cadiz as of March 29, 2006.


                CLASS OF SERIES F PREFERRED STOCK

                              AMOUNT AND NATURE OF      PERCENT
  NAME AND ADDRESS              BENEFICIAL OWNERSHIP      OF CLASS
  ----------------              --------------------      --------

  ING Groep N.V.                        1,000(1)            100%
  ING Capital LLC
  Amstelveenseweg 500
  1081 KL Amsterdam

(1)  Based upon Schedule 13D filed with the SEC on March 29,
     2006 by ING Groep N.V. on behalf of its wholly-owned subsidiary ING Capital LLC, and based on Cadiz corporate records, the ING entities beneficially own 1,000 shares of Cadiz Series F Preferred Stock and have sole voting and dispositive power as to all of the shares. The preferred stock held by ING is initially convertible into 17,289 shares of Cadiz common stock. In addition to the preferred stock, ING holds 1,445,481 shares of Cadiz common stock, and ING has sole voting and dispositive power as to the common stock. In addition to the common and preferred stock, ING holds 40,000 warrants, each exercisable into one share of Cadiz common stock, and ING has sole voting and dispositive power as to the warrants. The principal office of ING Capital LLC is located at 1325 Avenue of the Americas, New York, NY 10019.

(2) Based upon S3 Prospectus Supplement filed with the SEC on February 10, 2006 by Cadiz, Cadiz corporate records of stock issuances and correspondence with FMR Corp. and its affiliated entities, FMR Corp. and its affiliated entities beneficially own an aggregate of 1,067,726 shares of Cadiz common stock, and have sole voting and dispositive power of the stock. In addition, FMR Corp. holds 72,500 warrants, each exercisable into one share of Cadiz common stock.

(3) Based upon a Schedule 13G filed on February 14, 2005 with the SEC, Cadiz corporate records of stock issuances and correspondence with Bedford Oak, the listed related funds beneficially own an aggregate of 866,950 shares of Cadiz common stock, and 17,000 warrants, each exercisable into one share of Cadiz common stock.

(4)  Based upon a Schedule 13G filed on February 3, 2006 with the
     SEC, Peloton Partners LLP beneficially owns an aggregate of 796,926 shares of Cadiz common stock.

(5) Based upon Schedule 13G/D filed by Morgan Stanley & Co. International on March 10, 2006, Cadiz corporate records of stock issuances and correspondence with Morgan Stanley, Morgan Stanley has shared voting rights and shared dispositive power over an aggregate of 562,184 shares of Cadiz common stock and 60,000 warrants, each exercisable into one share of Cadiz common stock.

(6) Includes 50,311 shares allocated to Mr. Brackpool under the Issuer's 2003 Management Equity Incentive Plan which will vest December 7, 2006.

(7) Includes 1,490 shares underlying presently exercisable options.

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information as of December 31, 2005 with respect to shares of our common stock that may be issued under our existing compensation plans. As required by Securities and Exchange Commission rules, we include in footnote
(3) to this table a brief description of the material features of our option issuances that have not been approved by our stockholders:

                                                 NUMBER OF
                                                SECURITIES
                 NUMBER OF                       REMAINING
               SECURITIES TO     WEIGHTED-     AVAILABLE FOR
                 BE ISSUED       AVERAGE      FUTURE ISSUANCE
               UPON EXERCISE     EXERCISE      UNDER EQUITY
                    OF           PRICE OF    COMPENSATION PLANS
                OUTSTANDING    OUTSTANDING       (EXCLUDING
                 OPTIONS         OPTIONS,        SECURITIES
               WARRANTS AND    WARRANTS AND    REFLECTED IN
  PLAN           RIGHTS          RIGHTS          COLUMN (A))
CATEGORY            (A)            (B)             (C)
----------------------------------------------------------------
Equity                   0        $  0                0
compensation
plans approved
by stockholders

Equity             365,000(1)     $ 12.71        12,339(2)
compensation
plans not
approved by
stockholders(3)

Total              365,000        $ 12.71        12,339

------------------
(1) Represents 365,000 options outstanding as of 12/31/05 under Cadiz' Management Equity Incentive Plan.

(2) Represents 12,339 shares underlying options under the Management Equity Incentive Plan.

(3) In December 2003 the Company's Board of Directors authorized the adoption of a Management Equity Incentive Plan (the "Incentive Plan"), under which a total of 1,472,051 shares were authorized for issuance to key personnel at the direction of the Company's allocation committee. Under the terms of the Incentive Plan, 1,094,712 shares were authorized for issuance by direct grant and 377,339 shares were authorized for issuance by way of the grant of stock options. Both the direct grants and option grants are subject to vesting schedules. All awards will be subject to continued employment or immediate vesting upon termination without cause. The Board formed allocation committees made up of Messrs. Brackpool, Hutchison, and Stoddard, to direct the allocation of these shares.

     In light of the nature of the Company's resource development activities, the Company's compensation program for management is weighted more heavily towards long-term incentives than is typical of other companies with similarly sized asset portfolios. Accordingly, the base salary component of the compensation program is lower than that typically provided by similarly sized companies, and the Incentive Plan is used by the Company to provide long-term incentives and to incentivize management in a manner that further aligns the interests of management with those of the Company's stockholders.

     The Company's allocation committee has to date allocated 1,094,712 shares and 365,000 options under the Incentive Plan. 354,191 shares and 100,000 options were allocated to each of Keith Brackpool, the Chief Executive Officer of the Company, and Richard Stoddard, the Chief Executive Officer of the Company's subsidiary, Cadiz Real Estate LLC. 107,605 shares were allocated to Timothy Shaheen, a director of the Company, 40,000 options were allocated to O'Donnell Iselin II, the Company's Chief Financial Officer upon his appointment as Chief Financial Officer, and 278,725 shares and 125,000 options were allocated to other employees of the Company.

     On May 4, 2005, the Company filed a Registration Statement on Form S-8 pursuant to which it registered for issuance all of the shares and options authorized under the Incentive Plan. The issuances of the shares and options allocated under the Incentive Plan as described above followed the effectiveness of this Registration Statement on Form S-8.

     The Company also registered for issuance in the Form S- 8
10,000 shares of common stock issuable under the Cadiz Inc. 2004
Management Bonus Plan. These shares were immediately thereafter issued to Keith Brackpool as a performance bonus.

     In December 2004, our Compensation Committee, with board approval, adopted the Cadiz Inc. 2004 Management Bonus Plan (the "Bonus Plan") pursuant to which a total of 10,000 shares of our common stock, valued at $12 per share, were authorized for issuance to Mr. Brackpool as a performance bonus along with a cash bonus of $120,000. As described above, these shares were issued in 2005 immediately following the effectiveness of our S-8 Registration Statement.

    The Board previously approved a 1996 Stock Option Plan (the "1996 Plan"), a 1998 Stock Option Plan (the "1998 Plan") and a 2000 Stock Option Plan (the "2000 Plan)to provide grants of stock options and stock awards to certain employees, consultants, independent contractors, advisors of Cadiz or its subsidiaries and affiliates, and directors of Cadiz.

     In fiscal year 2005, the Board terminated the 1996 Plan, the 1998 Plan and the 2000 Plan (collectively, the "Plans"). Immediately prior to termination of the Plans, there were 26,750 options issued and outstanding under the Plans, all held by one holder, at an exercise price determined by the Board to be substantially above fair market value and therefore with no reasonable prospect of being exercised. The holder and the Company entered into an agreement to terminate such holder's options effective immediately. The Plans were terminated concurrent with the termination of such holder's options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Between August 2005 and February 2006 one of our stockholders, Morgan Stanley, engaged in numerous public purchases and sales of our common stock. Subsequent to these trades Morgan Stanley determined that it was, at the time of the trades, the beneficial holder of more than 10% of our outstanding equity securities and therefore subject to the requirements of
Section 16(b) of the Securities Exchange Act of 1934. Several of these trades resulted in automatic short swing profit liability pursuant to Section 16(b). Following the determination of its liability Morgan Stanley paid to us the sum of $349,625.40, representing all short swing profit liability owed as a consequence of these trades.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S FEES AND
OTHER MATTERS

     For the fiscal years ended December 31, 2005 and 2004, professional services were performed by PricewaterhouseCoopers LLP. Cadiz' audit committee annually approves the engagement of outside auditors for audit services in advance. The audit committee has also established complementary procedures to require pre-approval of all audit-related, tax and permitted non-audit services provided by PricewaterhouseCoopers LLP, and to consider whether the outside auditors' provision of non-audit services to Cadiz is compatible with maintaining the independence of the outside auditors. The audit committee may delegate pre-approval authority to one or more of its members. Any such fees pre-approved in this manner shall be reported to the audit committee at its next scheduled meeting. All services described below were pre-approved by the audit committee.

     All fees for services rendered by PricewaterhouseCoopers LLP aggregated $242,900 and $313,000 during the fiscal years ended
December 31, 2005 and 2004, respectively, and were composed of the following:

     Audit Fees. The aggregate fees billed for the audit of the annual financial statements during the fiscal years ended
December 31, 2005 and 2004, for reviews of the financial statements included in the Company's Quarterly Reports on Form
10Q, and for assistance with and review of documents filed with the SEC were $232,900 for 2005 and $313,000 for 2004.

     Audit Related Fees. No audit-related fees were billed by PricewaterhouseCoopers LLP to Cadiz during the fiscal years ended
December 31, 2005 and 2004.

     Tax Fees. Fees billed for tax services during the fiscal years ended December 31, 2005 and 2004 were $10,000 and $0, respectively.

     All Other Fees. No other fees were billed by PricewaterhouseCoopers LLP to Cadiz for services other than as discussed above during the fiscal years ended December 31, 2005 and 2004.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE
NON-AUDIT SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM

     Consistent with policies of the Securities and Exchange Commission regarding independent registered public accounting firm independence and the Audit Committee Charter, our Audit Committee has the responsibility for appointing, retaining, setting compensation and overseeing the work of the independent registered public accounting firm. The Audit Committee's policy is to pre-approve all audit and permitted non-audit services performed by Cadiz' independent registered public accounting firm. In assessing requests for services by the independent registered public accounting firm, the Audit Committee considers whether such services are consistent with the independent registered public accounting firm's independence, whether the independent registered public accounting firm is likely to provide the most effective and efficient service based upon their familiarity with us, and whether the service could enhance our ability to manage or control risk or improve audit quality.

     All of the audit related, tax and other services provided by PricewaterhouseCoopers LLP in fiscal year 2005 and related fees were approved in advance by the Audit Committee.

     The Audit Committee has considered whether the provision of the non-audit services above is compatible with maintaining the independent registered public accounting firm's independence.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) The exhibits listed in the accompanying Exhibit Index are filed as part of this Amendment No. 1 to Annual Report on Form 10-K.

                         SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                              CADIZ INC.

                              By: /s/ Keith Brackpool
                                  ----------------------------
                                  Keith Brackpool,
                                  Chairman and Chief Executive
                                  Officer

                              Date:  April 27, 2006
                                    --------------------------


                            EXHIBIT INDEX

     The following exhibits are filed or incorporated by reference.

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

       10.9 Resolution of the Directors of Cadiz Inc., authorizing the Management Equity Incentive Plan.(7)

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

       21.1  Subsidiaries of the Registrant(13)

       23.1  Consent of Independent Registered Public Accounting
             Firm(13)

       31.1  Certification of Keith Brackpool, Chairman and
             Chief Executive Officer of Cadiz Inc. pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002

       31.2  Certification of O'Donnell Iselin II, Chief
             Financial Officer and Secretary of Cadiz Inc.
             pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        -------------------------
          (1) Previously filed as an Exhibit to our Registration Statement of Form S-1 (Registration No. 33-75642) declared effective May 16, 1994 filed on February 23, 1994
          (2) Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended September 30, 1996 filed on November 14, 1996
          (3) Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 filed on November 13, 1998
          (4) Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed on August 13, 1999
          (5) Previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed on March 28, 2002
          (6) Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 2, 2004
          (7) Previously filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003 filed on November 2, 2004.
          (8) Previously filed as an Exhibit to our Current Report on Form 8-K dated November 30, 2004 filed on December 2, 2004.
          (9) Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed on March 31, 2005
          (10) Previously filed as an Exhibit to our Form S-8 Registration Statement No. 333-124626 filed on May 4, 2005
          (11) Previously filed as an Exhibit to our Current Report on Form 8-K dated October 3, 2005 filed on October 3, 2005
          (12) Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 14, 2005
          (13) Previously filed as an Exhibit to our Report on Form 10-K for the year ended December 31, 2005 filed on March 16, 2005