Form 10-Q
period 2006-03-31
CADIZ INC
filed 2006-05-10
CIK 727273

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D. C. 20549


                            FORM 10-Q


(Mark One)
 [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934 for the quarterly period
                      ended March 31, 2006

                               OR

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 for the transition
                      period from... to...


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

As of May 8, 2006, the Registrant had 11,330,402 shares of common stock, par value $0.01 per share, outstanding.

                               Page i



                        FOR THE THREE MONTHS ENDED MARCH 31, 2006

                                                             PAGE

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     CADIZ INC. CONSOLIDATED FINANCIAL STATEMENTS

     Unaudited Statements of Operations for the three months
     ended March 31, 2006 and 2005. . . . . . . . . . . . . . . 1

     Unaudited Balance Sheets as of March 31, 2006 and
     December 31, 2005. . . . . . . . . . . . . . . . . . . . . 2

     Unaudited Statements of Cash Flows for the three months
     ended March 31, 2006 and 2005. . . . . . . . . . . . . . . 3

     Unaudited Statement of Stockholders' Equity for the three
     months ended March 31, 2006. . . . . . . . . . . . . . . . 4

     Unaudited Notes to the Consolidated Financial Statements. .5


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . .14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK. . . . . . . . . . . . . . . . . . . . . .20

ITEM 4.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . .20


PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . 21

                               Page ii



                            CADIZ INC.

           CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

---------------------------------------------------------------------
                                               FOR THE THREE MONTHS
                                                 ENDED MARCH 31,
($ IN THOUSANDS EXCEPT PER SHARE DATA)           2006      2005
---------------------------------------------------------------------

Revenues                                       $    252   $     15
                                               --------   --------
Costs and expenses:
 Cost of Sales                                      211          -
 General and administrative                       1,567        954
  Compensation costs from stock and
   option awards                                    529          -
 Depreciation and amortization                       40         67
                                               --------   --------

Total costs and expenses                          2,347      1,021
                                               --------   --------

Operating  loss                                  (2,095)    (1,006)

Other income (expense)
 Interest expense                                  (525)      (512)
 Interest and other                                 394         54
                                               --------   --------
  Other (expense), net                             (131)      (458)
                                               --------   --------

Loss before income taxes                         (2,226)    (1,464)
Income tax provision                                  -        105
                                               --------   --------

Net loss                                       $ (2,226)  $ (1,569)
                                               ========   ========

Net loss applicable to common stock            $ (2,226)  $ (1,569)
                                               ========   ========

Basic and diluted net loss per common share    $  (0.20)  $  (0.15)
                                               ========   ========

Basic and diluted weighted average
 shares outstanding                              11,330     10,335
                                               ========   ========

 See accompanying notes to the consolidated financial statements.

                            CADIZ INC.

               CONSOLIDATED BALANCE SHEETS (UNAUDITED)

---------------------------------------------------------------------
                                              MARCH 31, DECEMBER 31,
($ IN THOUSANDS)                                 2006      2005
---------------------------------------------------------------------

ASSETS

Current assets:
 Cash and cash equivalents                     $  4,395   $  5,302
 Accounts receivable                                 26        170
 Prepaid interest expense                           482        740
 Prepaid expenses and other                         218         34
                                               --------   --------
   Total current assets                           5,121      6,246

Property, plant, equipment and water
 programs, net                                   35,301     35,323
Goodwill                                          3,813      3,813
Other assets                                        657        664
                                               --------   --------

   Total Assets                                $ 44,892   $ 46,046
                                               ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                              $    336   $    369
 Accrued liabilities                                875        819
 Current portion of long term debt                    8          8
                                               --------   --------
   Total current liabilities                      1,219      1,196

Long-term debt                                   26,403     25,883
                                               --------   --------

   Total Liabilities                             27,622     27,079
                                               --------   --------

Commitments and contingencies

Stockholders' equity:
 Series F convertible preferred stock -
  $.01 par value:
   100,000 shares authorized; shares issued
   and outstanding - 1,000 at March 31, 2006
   and December 31, 2005                              -          -
 Common stock - $.01 par value; 70,000,000
  shares authorized; shares issued and
  outstanding - 11,330,402 at March 31, 2006
  and 11,330,463 at December 31, 2005               114        114
 Additional paid-in capital                     227,267    226,738
 Accumulated deficit                           (210,111)  (207,885)
                                               --------   --------

   Total stockholders' equity                    17,270     18,967
                                               --------   --------

   Total Liabilities and Stockholders' equity  $ 44,892   $ 46,046
                                               ========   ========

  See accompanying notes to the consolidated financial statements.

                            CADIZ INC.

          CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

---------------------------------------------------------------------
                                             FOR THE THREE MONTHS
                                               ENDED MARCH 31,
($ IN THOUSANDS EXCEPT PER SHARE DATA)          2006      2005
---------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                     $ (2,226)  $ (1,569)
  Adjustments to reconcile net loss to
   net cash used for operating activities:
    Depreciation and amortization                    47         74
    Interest expense added to loan principal        522        339
    Compensation charge for stock awards and
     share options                                  529          -
  Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable       144          -
   Decrease (increase) in prepaid
    borrowing expense                               258        407
   Decrease (increase) in prepaid expenses
    and other                                      (184)       (79)
   Increase (decrease) in accounts payable          (33)        82
   Increase (decrease) in accrued liabilities        56         88
                                               --------   --------
  Net cash used for operating activities           (887)      (658)
                                               --------   --------

Cash flows from investing activities:
  Additions to property, plant and equipment        (18)         -
  Decrease (increase) in other assets                 -        (81)
                                               --------   --------

   Net cash provided by (used by)
    investing activities                            (18)       (81)
                                               --------   --------
Cash flows from financing activities:
  Principal payments on long-term debt               (2)         -
                                               --------   --------
   Net cash provided by (used by)
    financing activities                             (2)         -
                                               --------   --------

Net decrease in cash and cash equivalents          (907)      (739)

Cash and cash equivalents, beginning of period    5,302      9,031
                                               --------   --------

Cash and cash equivalents, end of period       $  4,395   $  8,292
                                               ========   ========

 See accompanying notes to the consolidated financial statements.

                                CADIZ INC.

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

--------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31, 2006
($ IN THOUSANDS)
--------------------------------------------------------------------------------
           PREFERRED STOCK    COMMON STOCK  ADDITIONAL                TOTAL
           ---------------    ------------   PAID-IN   ACCUMULATED STOCKHOLDERS'
           SHARES   AMOUNT  SHARES   AMOUNT  CAPITAL     DEFICIT      EQUITY
           ------   ------  ------   ------  -------     -------      ------
Balance as of
 December 31,
 2005        1,000  $  -  11,330,463  $  114  $ 226,738  $(207,885)   $  18,967

Stock
 compensation
 expense         -     -           -       -        529          -          529

Fractional
 shares
 retired         -     -         (61)      -          -          -            -

Net loss         -     -           -       -          -     (2,226)      (2,226)
           -------  ----  ----------  ------  ---------  ---------    ---------

Balance as of
 March 31,
 2006        1,000  $  -  11,330,402  $  114  $ 227,267  $(210,111)   $  17,270
           =======  ====  ==========  ======  =========  =========    =========

       See accompanying notes to the consolidated financial statements.

                             CADIZ INC.

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
------------------------------

GENERAL

     The Consolidated Financial Statements have been prepared by Cadiz Inc., sometimes referred to as "Cadiz" or "the Company", without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2005.

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of results for the entire fiscal year ending December 31, 2006.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business. The Company incurred losses of $2.2 million for the three months ended March 31, 2006 and $1.6 million for the three months ended March 31, 2005. The Company had working capital of $3.9 million at March 31, 2006 and used cash in operations of $0.9 million for the three months ended March 31, 2006 and $0.7 million for the three months ended March 31, 2005. Currently, the Company's sole focus is the development of its land and water assets.

     During the year ended December 31, 2004, the Company raised $21.3 million in cash through a private sale of common stock. Based on current forecasts, the Company believes it has sufficient resources to fund operations for approximately 1 year. The Company's current resources do not provide the capital necessary to fund a water or real estate development project should the Company be required to do so. There is no assurance that additional financing (public or private) will be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of the Company's existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If the Company cannot raise needed funds, it might be forced to make further substantial reductions in its operating expenses, which could adversely affect its ability to implement its current business plan and ultimately its viability as a company. These financial statements do not include any adjustments that might result from these uncertainties.

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

      As discussed above, subsequent to the effective date of the plan of reorganization of Sun World, the Company's primary activities are limited to the development of its water resource programs and related assets. From the effective date of the plan of reorganization through March 31, 2006, the Company has incurred losses of approximately $7.3 million and used cash in operations of approximately $2.3 million.

GOODWILL

     The Company has $3.8 million of goodwill which resulted from a merger in May 1988 between two companies, which eventually became known as Cadiz Inc. Goodwill is not amortized but is tested for impairment annually in the first quarter, or earlier if events occur which require an impairment analysis be performed. The Company performed an impairment test of its goodwill in the first quarter of 2006 and determined that its goodwill was not impaired.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards Number 123 (revised 2004), "Share Based Payment" ("SFAS 123R"). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values. SFAS 123R replaces SFAS No. 123, "Accounting for Stock Based Compensation," ("SFAS 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees."

     In January 2006, the Company adopted the new requirements using the modified prospective transition method in the first quarter of fiscal 2006, and, as a result, will not retroactively adjust the results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the first quarter of fiscal 2006 included $221,000 related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The Company applied the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which is then amortized on a straight-line basis over the requisite service period. In addition to the $221,000 of stock option related expense due to the adoption of SFAS 123R, the Company recognized $308,000 of expense related to stock awards previously granted under the Management Equity Incentive Plan.

STOCK-BASED COMPENSATION

     Prior to the January 2006 adoption of SFAS 123R, the Company accounts for grants of options to employees to purchase its common stock using the intrinsic value method in accordance with APB Opinion No. 25 and FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation". As permitted by SFAS 123 and as amended by SFAS No. 148, the Company chose to continue to account for such option grants under APB Opinion No. 25 and provide the expanded disclosures specified in SFAS 123, as amended by SFAS No. 148.

     Had compensation cost for the Company's option grants been determined based on their fair value at the grant date for awards consistent with the provisions of SFAS 123R, the Company's net loss per share for the three months ended March 31, 2005 would have been the adjusted pro forma amounts indicated below (dollars in thousands):



                                           THREE MONTHS ENDED
                                             MARCH 31, 2005
                                               (UNAUDITED)
                                               -----------
   Net loss applicable to common stock,
    as reported                                  $ (1,569)

   Stock based employee compensation cost,
    net of tax effects, included in the
    determination of net income, as reported            -

   Stock based employee compensation cost,
    net of tax effects, under the fair value
    method if the fair value method had
    been applied                                        -
                                                 --------

   Proforma net loss if the fair value method
    had been applied                             $ (1,569)
                                                 ========


                                           THREE MONTHS ENDED
                                             MARCH 31, 2005
                                               (UNAUDITED)
                                               -----------

   Net loss applicable to common stock:
    as reported per basic and diluted
    common share                                 $  (0.15)

   Stock based employee compensation
    cost, net of tax effects, included in
    the determination of net income
    as reported                                         -

   Stock based employee compensation
    cost, net of tax effects, under the
    fair value method if the fair value
    method had been applied                             -
                                                 --------

   Proforma net loss if the fair value
    method had been applied                      $  (0.15)
                                                 ========

     For purposes of computing the pro forma disclosures required by SFAS 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option pricing model.

     The Company has issued options pursuant to its 2003 Management Equity Incentive Plan. Options issued under the Management Equity Incentive Plan were granted during 2005 and have a ten year term with vesting periods ranging from issuance date to three years. Certain of these options have strike prices that are below the fair market value of the stock on the date of grant. All options have been issued to directors, officers, consultants and employees of the Company.

     The Management Equity Incentive Plan provides for the granting of up to 377,339 options to purchase one share of common stock. 365,000 options were granted under the plan during 2005. These options remain unexercised and outstanding on March 31, 2006. There were no additional option grants during the 3 month period ended March 31, 2006.

     In December 2004, the FASB issued SFAS No. 123R (revised
2004), "Share-Based Payment", in which requires all share-based payments to employee, including grants of employee stock options, be recognized in the financial statements based on their grant date fair values. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-based Compensation," ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to

Employees." The Company adopted the new requirements using the modified prospective transition method during the first quarter of 2006, and as a result, will not retroactively adjust results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the first quarter of fiscal 2006 will include: 1) expenses related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) expenses related to all stock option awards granted subsequent to January1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company will apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis over the requisite service period. No stock options were granted during the first quarter of 2006.

     As a result of the adoption of SFAS 123R, the Company recorded expense in the amount of $221,000 in the first quarter of 2006 related to the fair value of options, all of which were granted in 2005. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. The remaining vesting periods are relatively short, and the potential impact of forfeitures is not material. The Company is in a tax loss carryforward position and is not expected to realize a benefit from any additional compensation expense recognized under SFAS 123R. See Note 4 - Income Taxes.

     All outstanding stock options were issued in May and October of fiscal 2005 under the Management Equity Incentive Plan. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

     Risk free interest rate                      4.20%
     Expected life                                9.6 years
     Expected volatility                          46%
     Expected dividend yield                      0.0%
     Weighted average vesting period              0.7 years

     The Company recognized stock option related compensation costs of $221,000 in the first quarter of fiscal 2006 relating to these options. At March 31, 2006, the unamortized compensation expense related to these options amounted to $ 627,000. No stock options were exercised during fiscal 2005 and during the first quarter of fiscal 2006.

     A summary of option activity under the plan as of March 31, 2006 and changes during the current fiscal year is presented below:

                                              WEIGHTED-
                                WEIGHTED-      AVERAGE    AGGREGATE
                                 AVERAGE      REMAINING   INTRINSIC
                                EXERCISE     CONTRACTUAL    VALUE
   OPTIONS          SHARES        PRICE         TERM       ($000'S)
   -------          ------      ---------    -----------  ---------

Outstanding
 January 1, 2006    365,000      $ 12.71         9.6       $ 3,752
Granted                   -            -           -             -
Exercised                 -            -           -             -
Forfeited
 or expired               -            -           -             -
                    -------      -------         ---       -------
Outstanding on
 March 31, 2006     365,000      $ 12.71         9.6       $ 3,752
Exercisable at
 March 31, 2006     238,335      $ 12.50         9.4       $ 2,404

     The weighted-average grant-date fair value of options granted during the year 2005 was $10.28.

     The Company has also granted stock awards pursuant to its Management Equity Incentive Plan and 2004 Management Bonus Plan. The Management Equity Incentive Plan provided for the granting of 1,094,712 shares of common stock in May 2005, and the 2004 Management Bonus Plan provided for the granting of 10,000 shares of common stock valued at $12.00 per share in December 2004. Compensation cost for stock granted to employees is measured at the quoted market price of the Company's stock at the date of the grant. For the three months ended March 31, 2006, the accompanying consolidated statement of operations include approximately $308,000 of stock based compensation expense related to these stock awards. At March 31, 2006, the unamortized compensation expense relating to these stock awards was $821,000 and will be fully amortized by December 31, 2006.

     A summary of stock awards activity under the plan as of March 31, 2006 and changes during the current quarter is presented below:

                                                       WEIGHTED-
                                                        AVERAGE
                                                       GRANT-DATE
                                                       FAIR VALUE
                                             SHARES     ($000's)
                                             ------    ----------

   Nonvested at December 31, 2005           125,779      $ 1,950
     Granted                                      -            -
     Forfeited or canceled                        -            -
     Vested                                       -            -
                                            -------      -------

   Nonvested at March 31, 2006              125,779      $ 1,950


     See Note 2 to the Consolidated Financial Statements included in the Company's Form 10-K for further discussion of the Company's accounting policies.

NOTE 2 - PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS
------------------------------------------------------

	Property, plant, equipment and water programs consist of the following (in thousands):

                                             MARCH 31,  DECEMBER 31,
                                                2006       2005
                                                ----       ----
          Land and land improvements          $ 21,986   $ 21,986
          Water programs                        14,274     14,274
          Buildings                              1,191      1,191
          Machinery and equipment                2,120      2,103
                                              --------   --------
                                                39,571     39,554

          Less accumulated depreciation         (4,270)    (4,231)
                                              --------   --------
                                              $ 35,301   $ 35,323
                                              ========   ========

     Depreciation expense totaled $40 thousand and $67 thousand during the three months ended March 31, 2006 and 2005, respectively.

NOTE 3 - DEBT
-------------

     On November 30, 2004 the Company entered into an amendment of its senior term loan agreement with ING whereby it repaid in full the senior term loan portion of the facility with ING of $10 million and reduced to $25 million the outstanding principal balance under the existing revolving portion of the loan. The terms and conditions of the loan facility with ING were amended in order to extend the maturity date of the debt until March 31, 2010, with a $10 million mandatory principal repayment due on or before March 31, 2008, and an interest rate through March 31, 2008 of 4% cash plus 4% paid in kind ("PIK") increasing to 4% cash plus 6% PIK for interest periods commencing on and after April 1, 2008.

     Interest is payable semiannually on March 31 and September
30 each year. The PIK portion is added to the outstanding principal balance.

     As part of the private sale of common shares on November 30, 2004, the Company issued to its lender $2.4 million of units as prepaid interest under the Company's $25 million borrowing from ING. The current portion of this interest is included in Prepaid Interest Expense and the non-current portion is included in Other Assets in the Consolidated Balance Sheet. The total amount of prepaid interest was $1,026,000 and $2,064,000 on March 31, 2006 and 2005, respectively.

     On March 31, 2005, September 30, 2005 and March 31, 2006, the 4% cash interest in the aggregate amount of $1.4 million was paid by applying it to the $2.4 million prepaid interest account. On the same dates, the accrued 4% PIK interest portion in amounts totaling $1.4 million was added to the principal balance of the loan.

     The terms of the loan facilities require certain mandatory prepayments from the cash proceeds of future equity issuances by the Company and prohibit the payment of dividends.

     The senior term loan is secured by substantially all of the assets of the Company. At March 31, 2006, the Company was in compliance with its debt covenants.

NOTE 4 - INCOME TAXES
---------------------

     As of March 31, 2006, the Company had net operating loss (NOL) carryforwards of approximately $59.0 million for federal income tax purposes. Such carryforwards expire in varying amounts through the year 2026. This amount reflects the effective reduction of the NOL carryforward as a result of ownership change annual limitation amounts.

     Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against these assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.

     In February 2005, our wholly owned subsidiary Sun World completed the sale of substantially all of its assets.

     The sale generated a total gain at Sun World of approximately $11.3 million and $45.2 million for federal and state income tax purposes, respectively. For regular income tax purposes this gain is not expected to generate a tax liability, in that Sun World and Cadiz file a consolidated tax return and the companies have sufficient net operating loss carryovers
(NOLs) to offset the gain from Sun World. However, because of state apportionment factors and the Alternative Minimum Tax (AMT) rules, Cadiz is expected to have a tax liability of approximately $336 thousand, which amount has been accrued as of December 31, 2005 and March 31, 2006.

     On August 26, 2005, a Settlement Agreement between Cadiz, on the one hand, and Sun World and three of Sun World's subsidiaries, on the other hand, was approved by the U.S. Bankruptcy Court, concurrently with the Court's confirmation of a consensual plan of reorganization for Sun World and its debtor affiliates. The Settlement Agreement provides that, following the September 6, 2005 effective date of Sun World's plan of reorganization, Cadiz will retain the right to utilize the Sun World NOLs. Sun World Federal NOLs are approximately $52 million. If, in any year from calendar year 2005 through calendar year 2011, the utilization of such NOLs results in a reduction of Cadiz' tax liability for such year, then Cadiz will pay to the Sun World bankruptcy estate 25% of the amount of such reduction and shall retain the remaining 75% for its own benefit. There is no requirement that Cadiz utilize these NOLs during this reimbursement period or provide any reimbursement to the Sun World bankruptcy estate for any NOLs used by Cadiz after this reimbursement period expires.

NOTE 5 - NET LOSS PER COMMON SHARE
----------------------------------

     Basic earnings per share (EPS) is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any, by the weighted-average common shares outstanding. Options, deferred stock units, warrants, convertible debt, and preferred stock that are convertible into shares of the Company's common stock were not considered in the computation of diluted EPS because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 908,000 and 421,000 shares for the three months ended March 31, 2006 and 2005, respectively.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the following discussion contains trend analysis and other forward-looking statements. Forward-looking statements can be identified by the use of words such as "intends", "anticipates", "believes", "estimates", "projects", "forecasts", "expects", "plans" and "proposes". Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. These include, among others, our ability to maximize value from our Cadiz, California land and water resources; and our ability to obtain new financings as needed to meet our ongoing working capital needs. See additional discussion under the heading "Certain Trends and Uncertainties" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005.

OVERVIEW

     The Company's primary asset consists of land holdings located in three areas of eastern San Bernardino County, California totaling approximately 45,000 acres. Virtually all of this land is underlain by high-quality groundwater resources with demonstrated potential for various applications, including water storage and supply programs and recreational, residential, and agricultural development. Two of the three properties are located in proximity to the Colorado River Aqueduct, the major source of imported water for southern California. The third property is located near the Colorado River.

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

     We expect that these alternative scenarios will have different capital requirements and implementation periods than those previously established for the Cadiz Project. Therefore, following Metropolitan's actions in 2002, we have entered into a series of agreements with our senior secured lender, ING Capital LLC ("ING") pursuant to which we reduced our debt to ING to $25 million and extended the maturity date of the ING debt until March 31, 2010, with a $10 million mandatory principal repayment due on or before March 31, 2008. In addition, we have raised approximately $35 million in equity through private placements completed in 2003 and 2004. Most recently we completed a private placement of 400,000 Units at the price of $60.00 per Unit on November 30, 2004. Each Unit consisted of five (5) shares of the Company's common stock and one (1) common stock purchase warrant. Each Warrant entitled the holder to purchase one (1) share of common stock at an exercise price of $15.00 per share. Each Warrant has a term of three (3) years, but is callable by us if the closing market price of our common stock exceeds $18.75 for 10 consecutive trading days. We used approximately half of the proceeds of the placement to reduce our senior debt to ING. The balance of the proceeds are being used by the Company for working capital.

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

     Further, in 2005 the U.S. Bankruptcy Court confirmed a consensual plan of reorganization for our wholly owned subsidiary Sun World International, Inc. ("Sun World"). The plan became effective on September 6, 2005, and Cadiz has no further interest in the business or operations of Sun World. Cadiz retains the rights to use certain Sun World net operating loss carryovers for income tax purposes. See Note 4 to the Consolidated Financial Statements - Income Taxes.

     We conduct limited agricultural operations on our Cadiz Valley properties, where there are approximately 1,060 acres of vineyards and lemon groves. Historically, we have leased these crops to Sun World and other third parties. In the fourth quarter of 2004, the lease with Sun World expired. We leased approximately 800 acres of vineyards to a third party for the 2005 growing season, and the amount of acreage under lease was reduced to 160 acres in 2006. The remaining crop lease is renewable on a year to year basis with annual revenues of approximately $12,000. We operate the remaining vineyards and lemon groves, subcontracting the labor, harvesting and marketing of these crops to third parties. Agriculture related revenues and expenses will be higher in 2006 than in prior years because the Company is operating a larger portion of the property.

     We remain committed to our land and water assets, and we continue to explore all opportunities for development of these assets. We cannot predict with certainty which, if any, of these various opportunities will ultimately be realized.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED
MARCH 31, 2005

     We have not received significant revenues from our water resource activity to date. As a result, we have historically incurred a net loss from operations. We had revenues of $252 thousand for the three months ended March 31, 2006 and $15 thousand for the three months ended March 31, 2005. The higher loss in the 2006 period resulted primarily from non-cash compensation expenses of $529 thousand from stock and option awards under our Management Equity Incentive Plan. No such expense was incurred in the first three months of 2005. General and administrative expenses were also higher in the 2006 period.

     Our primary expenses are our ongoing costs to develop our real estate and water assets and to secure the remaining entitlements needed to continue developing the Cadiz Program. These costs consist primarily of project management, legal, consulting, engineering and administrative expenses, which are characterized as general and administrative expenses for financial statement reporting purposes. We also have expenses related to the limited farming activities that we conduct at the Cadiz Ranch. Other costs include interest expense and compensation costs resulting from the grant of options under the Cadiz 2003 Management Equity Incentive Plan.

     REVENUES Cadiz had revenues of $252 thousand for the three months ended March 31, 2006 and $15 thousand for the three months ended March 31, 2005. Higher revenues resulted primarily from the sale of citrus crops, as during 2006 we farmed certain lemon groves at the Cadiz Ranch that had been leased to a third party during 2005.

     COST OF SALES. Cost of Sales totaled $211 thousand during the three months ending March 31, 2006, reflecting the production, harvesting and sale of citrus crops at the Cadiz Ranch property. Cadiz leased these crops to Sun World during the growing season ending in early 2005 and did not include Sun World's cost of sales in the consolidated financial statements because Sun World was in bankruptcy.

     GENERAL AND ADMINISTRATIVE EXPENSES.   General and
administrative expenses during the three months ended March 31, 2006 totaled $1.6 million compared to $954 thousand for the three months ended March 31, 2005. The increase in expenses is primarily due to higher legal and consulting costs related to the ongoing Cadiz Program entitlement process and the lawsuit the Company has filed against the Metropolitan Water District of Southern California. Accounting and audit expenses were higher, due to the documentation and additional audit work required by
Section 404 of the Sarbanes Oxley Act of 2002.

     COMPENSATION COSTS FROM STOCK AND OPTION AWARDS. During the three months ended March 31, 2006, the Company recognized $529 thousand of expenses relating to stock and options previously issued under the Cadiz 2003 Management Equity Incentive Plan. Shares and options issued under the Plan vest over varying periods from the date of issue to October 2007. These expenses reflect the adoption and application of Statement of Financial Accounting Standards No. 123(R), "Share -Based Payments" effective January 1, 2006.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three months ended March 31, 2006 and 2005 totaled $40 thousand and $67 thousand, respectively.

     INTEREST EXPENSE, NET. Net interest expense totaled $481 thousand during the three months ended March 31, 2006, compared to $458 thousand during the same period in 2005. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                              THREE MONTHS ENDED
                                                  MARCH 31,
                                               2006        2005
                                               ----        ----

      Interest on outstanding debt           $    518    $    505
      Amortization of financing costs               7           7
      Interest income                             (44)        (54)
                                             --------    --------
                                             $    481    $    458
                                             ========    ========

     The increase in net interest expense is primarily due to the larger principal amount outstanding on the ING loan in 2006, as a portion of the interest due on the loan is periodically added to the principal balance pursuant to the loan's 4% paid in kind ("PIK") feature. See Notes to the Consolidated Financial
Statements: Note 3 - Long-term Debt.

     OTHER INCOME. During the three month period ended March 31, 2006, one of our stockholders determined that it had, at a time when it was the beneficial holder of more than 10% of our outstanding equity securities, inadvertently engaged in trades which resulted in automatic short swing profit liability to the Company pursuant to Section 16(b) of the Securities Exchange Act of 1934. After becoming aware of the situation, the stockholder promptly made payments totaling $350,000 to the Company to settle the entire short swing profit liability owed as a consequence of these trades.

     INCOME TAXES. In February 2005, our wholly owned subsidiary Sun World completed the sale of substantially all of its assets. The sale generated a total gain at Sun World of approximately $11.3 million and $45.2 million for federal and state income tax purposes, respectively. For regular income tax purposes this gain is not expected to generate a tax liability, in that Sun World and Cadiz file a consolidated tax return and the companies have sufficient net operating loss carryovers (NOLs) to offset the gain from Sun World. However, because of state apportionment factors and the Alternative Minimum Tax (AMT) rules, Cadiz is expected to have a tax liability of approximately $336 thousand that has been accrued as of December 31, 2005 and March 31, 2006. Cadiz retains the right to utilize a portion of certain Sun World NOLS pursuant to a settlement agreement among the companies. There was no similar taxable gain in the 2006 period. See Note 4 of the Notes to the Consolidated Financial Statements - Income Taxes.

LIQUIDITY AND CAPITAL RESOURCES

(A)  CURRENT FINANCING ARRANGEMENTS
     ------------------------------

     As we have not received significant revenues from our water resource and real estate development activities to date, we have been required to obtain financing to bridge the gap between the time development expenses are incurred and the time that revenue will commence. Historically, we have addressed these needs primarily through secured debt financing arrangements with our lenders, private equity placements and the exercise of outstanding stock options.

     In November 2004 we entered into our most recent series of agreements with ING Capital LLC (ING) which amended the terms and conditions of our secured revolving credit facility to extend the maturity date to March 31, 2010, with a $10 million mandatory principal reduction on or before March 31, 2008, and reduce the interest rate through March 31, 2008 to 4% cash plus 4% PIK (increasing to 4% cash plus 6% PIK for interest periods commencing on and after April 1, 2008). With the addition of the accrued PIK interest portions on March 31, 2005, September 30, 2005 and March 31, 2006, the outstanding balance of the credit facility as of March 31, 2006 was $26.4 million. Additional details concerning the history and terms of this credit facility are included in our annual report on Form 10-K for the year ended December 31, 2005.

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

     We have no outstanding credit facilities or preferred stock other than the Series F preferred stock held by ING as described in our 10-K for the year ended December 31, 2005.

     CASH USED FOR OPERATING ACTIVITIES. Cash used for operating activities was $887 thousand for the three months ended March 31, 2006, as compared to $658 thousand for the three months ended March 31, 2005. The increased cash usage is primarily due to higher general and administrative expenses, which are primarily due to higher legal and consulting costs related to the entitlement of the Cadiz Program. Accounting expenses were also higher, as the 2005 year-end audit included a Sarbanes-Oxley
Section 404 review for the first time.

     CASH FLOW FROM INVESTING ACTIVITIES. During the three months ended March 31, 2006, net cash flow used for investing activities was $18 thousand, primarily for the acquisition of plant & equipment at the Cadiz Ranch.

OUTLOOK

     SHORT TERM OUTLOOK. The proceeds of our 2003 and 2004 private placements, in which we raised approximately $35 million, provide us with sufficient funds to meet our expected working capital needs for the next 12 months. The Company contemplates continuing with its historical practice of structuring its financing arrangements to match the anticipated needs of its development activities and, in that vein, is currently engaged in negotiations with third parties that are intended to provide additional funds for working capital and debt service requirements in the longer term. See "Long Term Outlook", below. No assurances can be given, however, as to the availability or terms of any new financing.

     LONG TERM OUTLOOK. In the longer term, we will need to raise additional capital to finance working capital needs and payments due under our loan with ING. See "Current Financing Arrangements" above. Our future working capital needs will depend upon the specific measures we pursue in the entitlement and development of our real estate and water resources. We will evaluate the amount of cash needed, and the manner in which such cash will be raised, on an ongoing basis. We may meet any future cash requirements through a variety of means, including equity or debt placements, or the sale or other disposition of assets. Equity placements would be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon our existing stockholders.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment" which amends SFAS Statement 123 and was effective for the Company beginning January 1, 2006. The new standard requires the Company to recognize compensation costs in its financial statements in an amount equal to the fair value of share-based payments granted to employees and directors. The Company recognized $221,000 of stock based compensation expense in connection with the adoption of SFAS No. 123R.

CERTAIN KNOWN CONTRACTUAL OBLIGATIONS
-------------------------------------

                               PAYMENTS DUE BY PERIOD
CONTRACTUAL              1 YEAR
OBLIGATIONS    TOTAL     OR LESS   2-3 YEARS   4-5 YEARS   AFTER 5 YEARS
-----------    -----     -------   ---------   ---------   -------------

Long term debt
 obligations  $ 26,411  $      8   $ 10,019    $ 16,384      $      -

Interest
 Expense         2,739       614      1,726         399             -

Operating
 leases             29        29          -           -             -
              --------  --------   --------    --------      --------

              $ 29,179  $    651   $ 11,745    $ 16,783      $      -
              ========  ========   ========    ========      ========

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information about market risks for the three months ended
March 31, 2006 does not differ materially from that discussed under Item 7A of Cadiz' Annual Report on Form 10-K for the year ended December 31, 2005.


ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chairman and Chief Executive Officer (the "Principal Executive Officer") and Chief Financial Officer (the "Principal Financial Officer") and to our Board of Directors. Based on their evaluation as of March 31, 2006, our Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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


ITEM 1A. RISK FACTORS

     There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005.


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

CADIZ INC.



By:  /s/ Keith Brackpool                      May 10, 2006
     ------------------------------           ------------------------
     Keith Brackpool                          Date
     Chairman of the Board
      and Chief Executive Officer
      (Principal Executive Officer)


By:  /s/ O'Donnell Iselin II                  May 10, 2006
     ------------------------------           ------------------------
     O'Donnell Iselin II,                     Date
     Chief Financial Officer and Secretary
      (Principal Financial Officer)