Form 10-Q
period 2006-06-30
CADIZ INC
filed 2006-08-09
CIK 727273

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D. C. 20549


                            FORM 10-Q


     (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the quarterly period ended June 30, 2006

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

As of August 3, 2006 the Registrant had 11,330,402 shares of common stock, par value $0.01 per share, outstanding.

                            page i

                           CADIZ INC.

                             INDEX


FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006                PAGE


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     CADIZ INC. CONSOLIDATED FINANCIAL STATEMENTS

     Unaudited Statements of Operations for the three months
     ended June 30, 2006 and 2005. . . . . . . . . . . . . . . . . .1

     Unaudited Statements of Operations for the six months ended
     June 30, 2006 and 2005. . . . . . . . . . . . . . . . . . . . .2

     Unaudited Balance Sheets as of June 30, 2006 and
     December 31, 2005. . . . . . . . . . . . . . . . . . . . . . . 3

     Unaudited Statements of Cash Flows for the six months ended
     June 30, 2006 and 2005. . . . . . . . . . . . . . . . . . . . .4

     Unaudited Statement of Stockholders' Equity for the six
     months ended June 30, 2006. . . . . . . . . . . . . . . . . . .5

     Unaudited Notes to the Consolidated Financial Statements. . . .6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . .17

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK. . . . . . . . . . . . . . . . . . . . . . . . . . . 26

ITEM 4.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . .26


PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . 27

                            page ii


                               CADIZ INC.

            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

-------------------------------------------------------------------------
                                                   FOR THE THREE MONTHS
                                                       ENDED JUNE 30,
($ IN THOUSANDS EXCEPT PER SHARE DATA)                 2006      2005
-------------------------------------------------------------------------

Revenues                                            $    157   $     15
                                                    --------   --------

Costs and expenses:
 Cost of Sales                                           130          -
 General and administrative                            1,245        877
 Compensation costs from stock and option awards         529     11,249
 Depreciation and amortization                            39         67
                                                    --------   --------


Total costs and expenses                               1,943     12,193
                                                    --------   --------

Operating loss                                        (1,786)   (12,178)

Other income (expense)
 Interest expense, net                                  (496)      (496)
 Loss on early extinguishment of debt                   (868)         -
                                                    --------   --------
   Other income (expense), net                        (1,364)      (496)
                                                    --------   --------

Loss before income taxes                              (3,150)   (12,674)
Income tax provision                                       -        (49)
                                                    --------   --------

Net loss                                            $ (3,150)  $(12,625)
                                                    ========   ========

Net loss applicable to common stock                 $ (3,150)  $(12,625)
                                                    ========   ========

Basic and diluted net loss per common share         $  (0.28)  $  (1.18)
                                                    ========   ========

Basic and diluted weighted average
 shares outstanding                                   11,330     10,729
                                                    ========   ========

  See accompanying notes to the consolidated financial statements.

                                CADIZ INC.

            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

-------------------------------------------------------------------------
                                                    FOR THE SIX MONTHS
                                                      ENDED JUNE 30,
($ IN THOUSANDS EXCEPT PER SHARE DATA)                2006      2005
-------------------------------------------------------------------------

Revenues                                            $    409   $     30
                                                    --------   --------

Costs and expenses:
 Cost of Sales                                           341          -
 General and administrative                            2,812      1,831
 Compensation costs from stock and option awards       1,058     11,249
 Depreciation and amortization                            79        134
                                                    --------   --------

Total costs and expenses                               4,290     13,214
                                                    --------   --------

Operating  loss                                       (3,881)   (13,184)

Other income (expense)
 Interest expense, net                                  (977)      (954)
 Loss on early extinguishment of debt                   (868)         -
 Other income                                            350          -
                                                    --------   --------
   Other income (expense), net                        (1,495)      (954)
                                                    --------   --------

Loss before income taxes                              (5,376)   (14,138)
Income tax provision                                       -         56
                                                    --------   --------

Net loss                                            $ (5,376)  $(14,194)
                                                    ========   ========

Net loss applicable to common stock                 $ (5,376)  $(14,194)
                                                    ========   ========

Basic and diluted net loss per common share         $  (0.47)  $  (1.35)
                                                    ========   ========

Basic and diluted weighted average
 shares outstanding                                   11,330     10,533
                                                    ========   ========

     See accompanying notes to the consolidated financial statements.

                               CADIZ INC.

           CONSOLIDATED STATEMENTS BALANCE SHEETS (UNAUDITED)

-------------------------------------------------------------------------
                                                  JUNE 30,   DECEMBER 31,
($ IN THOUSANDS)                                      2006      2005
-------------------------------------------------------------------------

ASSETS

Current assets:
 Cash and cash equivalents                          $ 12,339   $  5,302
 Accounts receivable                                       3        170
 Prepaid interest expense                                  -        740
 Prepaid expenses and other                              336         34
                                                    --------   --------

      Total current assets                            12,678      6,246

Property, plant, equipment and water programs, net    35,264     35,323
Goodwill                                               3,813      3,813
Other assets                                             408        664
                                                    --------   --------

 Total Assets                                       $ 52,163   $ 46,046
                                                    ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                   $    409   $    369
 Accrued liabilities                                     695        819
 Current portion of long term debt                         8          8
                                                    --------   --------

      Total current liabilities                        1,112      1,196

Long-term debt                                        36,402     25,883
                                                    --------   --------

 Total Liabilities                                    37,514     27,079

Commitments and contingencies

Stockholders' equity:
 Series F convertible preferred stock - $.01
  par value: 100,000 shares authorized; shares
  issued and outstanding - 1,000 at June 30,
  2006 and December 31, 2005                               -          -
 Common stock - $.01 par value: 70,000,000
  shares authorized; shares issued and
  outstanding - 11,330,402 at June 30, 2006
  and 11,330,463 at December 31, 2005                    114        114
 Additional paid-in capital                          227,796    226,738
 Accumulated deficit                                (213,261)  (207,885)
                                                    --------   --------
 Total stockholders' equity                           14,649     18,967
                                                    --------   --------

 Total Liabilities and Stockholders' equity         $ 52,163   $ 46,046
                                                    ========   ========

  See accompanying notes to the consolidated financial statements.

                               CADIZ INC.

           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

-------------------------------------------------------------------------
                                                     FOR THE SIX MONTHS
                                                       ENDED JUNE 30,
($ IN THOUSANDS EXCEPT PER SHARE DATA)                 2006      2005
-------------------------------------------------------------------------

Cash flows from operating activities:
 Net loss                                           $ (5,376)  $(14,194)
 Adjustments to reconcile net loss to
  net cash used for operating activities:
   Depreciation and amortization                          93        134
   Interest expense added to loan principal              786        339
   Loss on early extinguishment of debt                  868          -
   Stock issued for services                               -        469
   Compensation charge for stock awards and
    share options                                      1,058     11,249
 Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable            167          -
   Decrease (increase) in prepaid borrowing expense      522        339
   Decrease (increase) in prepaid expenses and other    (302)       (65)
   Increase (decrease) in accounts payable                40       (138)
   Increase (decrease) in accrued liabilities           (124)       (11)
                                                    --------   --------

Net cash used for operating activities                (2,268)    (1,878)
                                                    --------   --------

Cash flows from investing activities:
 Additions to property, plant and equipment              (20)        (8)
   Decrease (increase) in other assets                     1         25
                                                    --------   --------

   Net cash provided by (used by)
    investing activities                                 (19)        17
                                                    --------   --------

Cash flows from financing activities:
 Proceeds from issuance of long-term debt             36,375          -
 Debt issuance costs                                    (409)         -
 Principal payments on long-term debt                (26,642)         -
                                                    --------   --------

Net cash provided by (used by)
 financing activities                                  9,324          -
                                                    --------   --------

Net increase (decrease) in cash and
 cash equivalents                                      7,037     (1,861)

Cash and cash equivalents, beginning of period         5,302      9,031
                                                    --------   --------

Cash and cash equivalents, end of period            $ 12,339   $  7,170
                                                    ========   ========

     See accompanying notes to the consolidated financial statements.

                                   CADIZ INC.

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

--------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30, 2006
($ IN THOUSANDS)
--------------------------------------------------------------------------------

           PREFERRED STOCK    COMMON STOCK  ADDITIONAL                TOTAL
           ---------------    ------------   PAID-IN   ACCUMULATED STOCKHOLDERS'
           SHARES   AMOUNT  SHARES   AMOUNT  CAPITAL     DEFICIT      EQUITY
           ------   ------  ------   ------  -------     -------      ------
Balance as of
 December 31,
 2005        1,000  $  -  11,330,463  $  114  $ 226,738  $(207,885)   $  18,967

Stock
 compensation
 expense         -     -           -       -      1,058          -        1,058

Fractional
 shares
 retired         -     -         (61)      -          -          -            -

Net loss         -     -           -       -          -     (5,376)      (5,376)
           -------  ----  ----------  ------  ---------  ---------    ---------

Balance as of
 June 30,
 2006        1,000  $  -  11,330,402  $  114  $ 227,796  $(213,261)   $  14,649
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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2005. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of results for the entire fiscal year ending December 31, 2006.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business. The Company incurred losses of $5.4 million for the six months ended June 30, 2006 and $14.2 million for the six months ended June 30, 2005. The Company had working capital of $11.6 million at June 30, 2006 and used cash in operations of $2.3 million for the six months ended June 30, 2006 and $1.9 million for the six months ended June 30, 2005. Currently, the Company's sole focus is the development of its land and water assets.

     During the quarter ended June 30, 2006, the Company raised $36.4 million through the private placement of a five year zero coupon convertible term loan with Peloton Partners LLP ("Peloton"), as administrative agent, and an affiliate of Peloton and another investor, as lenders. The proceeds of the new term loan were partially used to repay the Company's prior term loan facility with ING Capital LLC ("ING").

     The Company's current resources do not provide the capital necessary to fund a water or real estate development project should the Company be required to do so. There is no assurance that additional financing (public or private) will be available on acceptable terms or at all. If the Company issues additional equity or equity linked securities to raise funds, the ownership percentage of the Company's existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If the Company cannot raise needed funds, it might be forced to make further substantial reductions in its operating expenses, which could adversely affect its ability to implement its current business plan and ultimately its viability as a company. These financial statements do not include any adjustments that might result from these uncertainties.

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

     On January 30, 2003, Sun World and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The financial statements of Sun World were no longer consolidated with those of Cadiz due to the Company's loss of control over the operations of Sun World on that date. Cadiz also wrote off its net investment in Sun World of $195 thousand at the Chapter 11 filing date because it did not anticipate being able to recover its investment.

     Further, in February 2005, Sun World completed the sale of substantially all of its assets. Sun World's consensual plan of reorganization was confirmed by the U.S. Bankruptcy Court in August, 2005 and became effective on September 6, 2005. Cadiz also reached a settlement with Sun World regarding certain tax matters that became effective on September 6, 2005. With the final bankruptcy plan confirmation and settlement, Cadiz has no further rights and obligations relating to Sun World assets or indebtedness, and supplemental disclosure of Sun World financial information is no longer included in Cadiz filings.

     As discussed above, subsequent to the effective date of the plan of reorganization of Sun World, the Company's primary activities are limited to the development of its water resource programs and real estate assets. From the effective date of the plan of reorganization through June 30, 2006, the Company incurred losses of approximately $10.6 million and used cash in operations of approximately $3.6 million

GOODWILL

     The Company has $3.8 million of goodwill which resulted from a merger in May 1988 between two companies, which eventually became known as Cadiz Inc. Goodwill is not amortized but is tested for impairment annually in the first quarter, or earlier if events occur which require an impairment analysis to be performed. The Company performed an impairment test of its goodwill in the first quarter of 2006 and determined that its goodwill was not impaired.

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

     In January 2006, the Company adopted the new requirements using the modified prospective transition method in the first quarter of fiscal 2006, and, as a result, will not retroactively adjust the results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the first six months of fiscal 2006 included $443,000 related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The Company applied the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which is then amortized on a straight-line basis over the requisite service period. In addition to the $443,000 of stock option related expense due to the adoption of SFAS 123R, the Company recognized $616,000 of expense related to stock awards previously granted under the Management Equity Incentive Plan.

     In June 2006, the FASB issued FSP FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. This Interpretation also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this Interpretation will be a two-step process. The first step will determine if it is more likely than not that a tax position will be sustained upon examination and should therefore be recognized. The second step will measure a tax position that meets the more likely than not recognition threshold to determine the amount of benefit to recognize in the financial statements. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this Statement.

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

     Had compensation cost for the Company's option grants been determined based on their fair value at the grant date for awards consistent with the provisions of SFAS 123R, the Company's net loss per share for the three months ended June 30, 2005 would have been the adjusted pro forma amounts indicated below (dollars in thousands):


                                         PERIOD ENDING JUNE 30, 2005
                                         THREE MONTHS     SIX MONTHS
                                                  (UNAUDITED)
                                                  -----------
  Net loss applicable to common stock,
   as reported                            $(12,625)       $(14,194)

  Stock based employee compensation
   cost, net of tax effects, included
   in the determination of net income,
   as reported                              11,249          11,249


  Stock based employee compensation
   cost, net of tax effects, under the
   fair value method if the fair value
   method had been applied                 (11,981)        (11,981)
                                          --------        --------

  Proforma net loss if the fair value
  method had been applied                 $(13,357)       $(14,926)
                                          ========        ========


                                         PERIOD ENDING JUNE 30, 2005
                                         THREE MONTHS     SIX MONTHS
                                                  (UNAUDITED)
                                                  -----------
   Net loss applicable to common stock:
    as reported per basic and diluted
    common share                          $  (1.18)       $  (1.35)

   Stock based employee compensation
    cost, net of tax effects, included
    in the determination of net income
    as reported                               1.05            1.07

   Stock based employee compensation
    cost, net of tax effects, under the
    fair value method if the fair value
    method had been applied                  (1.12)          (1.14)
                                          --------        --------
   Proforma net loss if the fair value
     method had been applied              $  (1.25)       $  (1.42)
                                          ========        ========

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

     The Management Equity Incentive Plan provides for the granting of up to 377,339 options to purchase one share of common stock. 365,000 options were granted under the plan during 2005. These options remain unexercised and outstanding on June 30, 2006. There were no additional option grants during the 6 month period ended June 30, 2006.

     In December 2004, the FASB issued SFAS No. 123R (revised
2004), "Share-Based Payment", in which requires all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their grant date fair values. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-based Compensation," ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company adopted the new requirements using the modified prospective transition method during the first quarter of 2006, and as a result, will not retroactively adjust results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the first quarter of fiscal 2006 will include: 1) expenses related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) expenses related to all stock option awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.
The Company will apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis over the requisite service period. No stock options were granted during the first six months of 2006.

     As a result of the adoption of SFAS 123R, the Company recorded expense in the amount of $443,000 in the first 6 months of 2006 related to the fair value of options, all of which were granted in 2005. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. The remaining vesting periods are relatively short, and the potential impact of forfeitures is not material. The Company is in a tax loss carryforward position and is not expected to realize a benefit from any additional compensation expense recognized under SFAS 123R. See Note 4 - Income Taxes.

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
          Weighted average vesting period         0.7 years


     The Company recognized stock option related compensation costs of $443,000 in the first half of fiscal 2006 relating to these options. At June 30, 2006, the unamortized compensation expense related to these options amounted to $405,000. No stock options were exercised during fiscal 2005 and during the first six months of fiscal 2006.

     A summary of option activity under the plan as of June 30, 2006 and changes during the current fiscal year is presented below:

                                              WEIGHTED-
                                WEIGHTED-      AVERAGE    AGGREGATE
                                 AVERAGE      REMAINING   INTRINSIC
                                EXERCISE     CONTRACTUAL    VALUE
   OPTIONS          SHARES        PRICE         TERM       ($000'S)
   -------          ------      ---------    -----------  ---------

Outstanding
 January 1, 2006    365,000      $ 12.71         8.8       $ 3,752
Granted                   -            -           -             -
Exercised                 -            -           -             -
Forfeited
 or expired               -            -           -             -
                    -------      -------         ---       -------
Outstanding on
 June 30, 2006      365,000      $ 12.71         8.8       $ 3,752
                    =======      =======         ===       =======
Exercisable at
 June 30, 2006      238,335      $ 12.50         8.7       $ 2,405
                    =======      =======         ===       =======


     The weighted-average grant-date fair value of options granted during the year 2005 was $10.28.

     The Company has also granted stock awards pursuant to its Management Equity Incentive Plan and 2004 Management Bonus Plan. The Management Equity Incentive Plan provided for the granting of 1,094,712 shares of common stock in May 2005, and the 2004 Management Bonus Plan provided for the granting of 10,000 shares of common stock valued at $12.00 per share in December 2004. Compensation cost for stock granted to employees is measured at the quoted market price of the Company's stock at the date of the grant. For the six months ended June 30, 2006, the accompanying consolidated statement of operations include approximately $616,000 of stock based compensation expense related to these stock awards. At June 30, 2006, the unamortized compensation expense relating to these stock awards was $513,000 and will be fully amortized by December 31, 2006.

     A summary of stock awards activity under the plan as of June
30, 2006 and changes during the current quarter is presented below:

                                                       WEIGHTED-
                                                        AVERAGE
                                                       GRANT-DATE
                                                       FAIR VALUE
                                             SHARES     ($000's)
                                             ------    ----------

   Nonvested at December 31, 2005           125,779      $ 1,950
     Granted                                      -            -
     Forfeited or canceled                        -            -
     Vested                                       -            -
                                            -------      -------

   Nonvested at June 30, 2006               125,779      $ 1,950


     See Note 2 to the Consolidated Financial Statements included in the Company's Form 10-K for further discussion of the Company's accounting policies.


NOTE 2 - PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS
------------------------------------------------------

     Property, plant, equipment and water programs consist of the following (in thousands):

                                            JUNE  30,   DECEMBER 31,
                                              2006          2005

          Land and land improvements        $ 21,986      $ 21,986
          Water programs                      14,274        14,274
          Buildings                            1,191         1,191
          Machinery and equipment              2,123         2,103
                                            --------      --------

                                              39,574        39,554
          Less accumulated depreciation       (4,310)       (4,231)
                                            --------      --------

                                            $ 35,264      $ 35,323
                                            ========      ========

     Depreciation expense totaled $39 thousand and $67 thousand during the three months ended June 30, 2006 and 2005, and $79 thousand and $134 thousand for the six months ended June 30, 2006 and 2005.


NOTE 3 - DEBT
-------------

     In June, the Company entered into a $36.4 million five year zero coupon convertible term loan with Peloton Partners LLP, as administrative agent for the loan, and with an affiliate of Peloton and another investor, as lenders. Under the terms of the loan, interest accrues at a 5% annual rate for the first 3 years and 6% thereafter, calculated on the basis of a 360 day year and actual days elapsed. The entire amount of accrued interest is due at the final maturity of the loan in June, 2011. The term loan is secured by substantially all the assets of the Company and contains representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company's ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person. However, there are no financial maintenance covenants and no restrictions on the Company's ability to issue additional common stock to fund future working capital needs.

     At the lender's option, principal plus accrued interest is convertible into the Company's $0.01 par value common stock. The loan is divided into two tranches: the $10 million Tranche A is convertible at $18.15 per share, and the $26.4 million Tranche B
is convertible at $23.10 per share.   Lenders may not, unless and
until stockholder approval is received, exercise these conversion rights to the extent that a lender would own more than 19.99% of the Company's common stock outstanding after such conversion. A maximum of 2,221,909 shares are issuable pursuant to these conversion rights, with this maximum number applicable if the loan is converted on the final maturity date. The Company has more than sufficient authorized common shares available for this purpose.

     In the event of a change in control, the conversion prices are adjusted downward by a discount that declines over time such that, under a change in control scenario, both the Tranche A and Tranche B conversion prices are initially $16.50 per share and increase in a linear manner over time to the full $18.15 Tranche A conversion price and $23.10 Tranche B conversion price on the final maturity date. In no event does the maximum number of shares issuable to lenders pursuant to these revised conversion formulas exceed the 2,221,909 shares that would be issued to lenders pursuant to a conversion in full on the final maturity date in the absence of a change in control.

     In the event of a change in control, the Company must also make a cash offer in an amount equal to the higher of the loan principal amount plus accrued interest or an amount equal to the amount of principal plus accrued interest divided by the adjusted conversion prices and multiplied by the average closing price of the Company's stock on the NASDAQ Global Market for the 5 business days immediately preceding the date that the loans are tendered.

     The respective tranches of the loan can be prepaid if the price of the Company's stock on the NASDAQ Global Market exceeds the conversion price by 40% or if the Company obtains a certified environmental impact report for the Cadiz groundwater storage and dry year supply program, a pipeline right-of-way and permits for pipeline construction and financing commitments sufficient to construct the project.

     The Company has filed a registration statement on Form S-3 covering the resale of all the securities issuable upon conversion of the loan. The Company is required to maintain the effectiveness of this registration statement for at least 180 days after it has been declared effective. The Company is subject to a 0.5% monthly penalty assessed on the initial principal balance of the loan for each 30 day period (or portion thereof) during which any such requirements are not satisfied. In addition, a failure of the registration statement to be declared effective by December 30, 2006 will result in a default under the loan.

     The Company has analyzed all of the above provisions of the convertible loan and related agreements for embedded derivatives under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and related Emerging Issues Task Force (EITF) interpretations and SEC rules. The Company has concluded that certain provisions of the convertible loan agreement may be deemed to be derivatives for purposes of the application of FASB Statement No. 133 and EITF 00-19, Accounting for Derivative Financial Instruments to, and Potentially Settled in, a Company's Own Stock. Therefore, in accordance with FASB Statement No. 133, these embedded instruments are bifurcated from the host debt instrument and classified as a liability in the Company's financial statements. The Company has prepared valuations for each of the deemed derivatives using a Black-Scholes option pricing model and recorded a liability of approximately $12 million on the June 30 loan funding date, with an offsetting discount to the convertible term loan. At June 30, 2006, the derivative liability is classified and recorded as part of long term debt in the accompanying balance sheet. The debt discount will be amortized to interest expense over the life of the loan using the interest amortization method. The principal valuation assumptions are as follows:

          Loan balance available for conversion:  $36.4 million
          Expected term:                           5 years
          Cadiz common share price:               $17.01
          Volatility:                               46%
          Risk-free Interest Rate:                 5.18%
          Change in control probability:            10%

     The derivative liability will be adjusted to fair value on each future financial statement reporting date, and any change in fair value will be reflected in the Consolidated Statement of Operations as an "Other Income (Expense)" Item. The fair value of the derivative will change in response to changes in the market price of Cadiz common stock, among other variables. In general, an increase in the market price of Cadiz common stock during a reporting period will result in the recognition of an expense during that period.

     The Company incurred $408,000 of outside legal expenses related to the negotiation and documentation of the loan, which will be amortized over the life of the loan using the interest amortization method

     The proceeds of the new loan were applied to repay in full the Company's term loan facility with ING described below. As a result, ING retained the $762,000 remaining balance of the prepaid interest credit account described below, and the write-off of this asset was reflected in the "Other Expense" caption of the Statement of Operations during the quarter. The write-off of $106,000 of unamortized debt issuance costs related to the ING loan was also reflected as "Other Expense" items.

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

     As part of the private sale of common shares on November 30, 2004, the Company issued to its lender $2.4 million of units as prepaid interest under the Company's $25 million borrowing from ING. The current portion of this interest was included in Prepaid Interest Expense and the non-current portion was included in Other Assets in the Consolidated Balance Sheet. The total amount of prepaid interest was $2.1 million on June 30, 2005. No balance was outstanding after the ING loan repayment in June, 2006.


NOTE 4 - INCOME TAXES
---------------------

     As of June 30, 2006, the Company had net operating loss
(NOL) carryforwards of approximately $62.2 million for federal income tax purposes. Such carryforwards expire in varying amounts through the year 2026. This amount reflects the effective reduction of the NOL carryforwards as a result of ownership change annual limitation amounts.

     Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against these assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.

     In February 2005, our wholly owned subsidiary Sun World completed the sale of substantially all of its assets.

     The sale generated a total gain at Sun World of approximately $11.3 million and $45.2 million for federal and state income tax purposes, respectively. For regular income tax purposes this gain is not expected to generate a tax liability, in that Sun World and Cadiz file a consolidated tax return and the companies have sufficient net operating loss carryovers
(NOLs) to offset the gain from Sun World. However, because of state apportionment factors and the Alternative Minimum Tax (AMT) rules, Cadiz is expected to have a tax liability of approximately $336 thousand, which amount has been accrued as of December 31, 2005 and June 30, 2006.

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

NOTE 5 - NET LOSS PER COMMON SHARE
----------------------------------

     Basic earnings per share (EPS) is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any, by the weighted-average common shares outstanding. Options, deferred stock units, warrants, convertible debt, and preferred stock that are convertible into shares of the Company's common stock were not considered in the computation of diluted EPS because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 927,000 and 1,276,000 shares for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, weighted average shares outstanding would have increased by approximately 917,000 and 849,000 shares, respectively.


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

     On November 30, 2004 the Company completed a private placement of 400,000 Units at the price of $60.00 per Unit. Each Unit consisted of five (5) shares of the Company's common stock and one (1) common stock purchase warrant. Each Warrant entitles the holder to purchase one (1) share of common stock at an exercise price of $15.00 per share. The warrants have a term of three years, expiring on November 30, 2007, and may be cancelled at the Company's option if the closing market price of the Company's common stock exceeds $18.75 for 10 consecutive trading days. All 400,000 warrants remain outstanding on June 30, 2006.

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

     Regardless of the Metropolitan Board's actions in October 2002, Southern California's need for water storage and supply programs has not abated, and the advantages of underground water storage facilities are increasingly evident. Therefore we continue to pursue the completion of the environmental review process for the Cadiz Project. To that end, the County of San Bernardino has agreed to serve as the CEQA lead agency for the completion of the environmental review of the Cadiz Project and issue any oustanding permits required under California law once the review is completed. We are also working with the U.S. Department of Interior to have the permits that were approved during the federal environmental review process, including the right-of-way granted in the Record of Decision to Metropolitan, issued directly to the Company for the benefit of any participating public agency. Additionally, we are in discussions with several other public agencies regarding their interest in participating in the Cadiz Project. All of these agencies have access to independent sources of water that can be stored in the Cadiz Project.

     Due to significant population growth in Southern California, where our properties are located, we have also begun to explore additional uses of our land assets. To this end, we retained an outside service firm and obtained a detailed analysis which confirmed the future development potential of our land. We will continue to explore strategies to maximize the value of these properties over the longer term.

     We expect that these alternative scenarios will have different capital requirements and implementation periods than those previously established for the Cadiz Project. After Metropolitan's actions in 2002, we first entered into a series of agreements with our senior secured lender, ING, to reduce our debt to ING to $25 million and extended the final maturity date. We have recently repaid the ING debt using proceeds from a new $36.4 million zero coupon convertible term loan with other lenders that matures on June 29, 2011. During 2003 and 2004, we raised approximately $35 million of equity through private placements. On November 30, 2004, we completed a private placement of 400,000 Units at the price of $60.00 per Unit. Each Unit consisted of five (5) shares of the Company's common stock and one (1) common stock purchase warrant. Each Warrant entitled the holder to purchase one (1) share of common stock at an exercise price of $15.00 per share. Each Warrant has a term of three (3) years, expiring on November 30, 2007, and is callable by us if the closing market price of our common stock exceeds $18.75 for 10 consecutive trading days. Under the terms of the new loan agreement, the Company would retain any proceeds associated with a decision by holders to exercise the warrants.

     With the implementation of these steps, we have been able to retain ownership of all of our land assets and assets relating to our water programs and also to obtain the working capital needed to continue our efforts to develop our water programs. Because many of our pre-existing common stockholders have participated in the 2003 and 2004 private placements, our base of common stockholders remains largely the same as before these placements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED
JUNE 30, 2005
---------------------------------------------------------------

     We have not received significant revenues from our water resource activity to date. As a result, we have historically incurred a net loss from operations. We had revenues of $157 thousand for the three months ended June 30, 2006 and $15 thousand for the three months ended June 30, 2005. The lower loss in the 2006 period resulted primarily from lower non-cash compensation expenses of under our Management Equity Incentive Plan. Lower compensation expenses were partially offset by higher general and administrative expenses and the cost of citrus crops sold during the 2006 period.

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

     REVENUES Cadiz had revenues of $157 thousand for the three months ended June 30, 2006 and $15 thousand for the three months ended June 30, 2005. Higher revenues resulted primarily from the sale of citrus crops, as during 2006 we farmed certain lemon groves at the Cadiz Ranch that had been leased to Sun World during the growing season ending in early 2005 and did not include Sun World's revenues in the consolidated financial statements because Sun World was in bankruptcy.

     COST OF SALES. Cost of Sales totaled $130 thousand during the three months ending June 30, 2006, reflecting the production, harvesting and sale of citrus crops at the Cadiz Ranch property. Cadiz leased these crops to Sun World during the growing season ending in early 2005 and did not include Sun World's cost of sales in the consolidated financial statements because Sun World was in bankruptcy.

     GENERAL AND ADMINISTRATIVE EXPENSES.   General and
administrative expenses during the three months ended June 30, 2006 totaled $1.2 million compared to $877 thousand for the three months ended June 30, 2005. The increase in expenses is primarily due to higher legal and consulting costs related to the ongoing Cadiz Program entitlement process and the lawsuit the Company has filed against the Metropolitan Water District of Southern California. Farming related expenses were also higher as the Company assumed responsibility for operating a larger portion of the Cadiz ranch properties in 2006.

     COMPENSATION COSTS FROM STOCK AND OPTION AWARDS. During the three months ended June 30, 2006, the Company recognized $529 thousand of expenses relating to stock and options issued under the Cadiz 2003 Management Equity Incentive Plan, compared with $11.2 million of expenses recognized during the comparable 2005 period. The 2006 expenses relate to the unvested portion of stock and option awards granted during May 2005, and, to date, no stock or option grants have been awarded in 2006. Shares and options issued under the Plan vest over varying periods from the date of issue to October 2007. These expenses include the adoption and application of Statement of Financial Accounting Standards No. 123(R), "Share -Based Payments" effective
January 1, 2006.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three months ended June 30, 2006 and 2005 totaled $39 thousand and $67 thousand, respectively.

     INTEREST EXPENSE, NET. Net interest expense totaled $0.5 million during the three months ended June 30, 2006, compared to $0.5 million during the same period in 2005. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                            THREE MONTHS ENDED
                                                 JUNE 30,
                                                 --------
                                              2006      2005
                                              ----      ----

      Interest on outstanding debt         $    528   $    504
      Amortization of financing costs             7          7
      Interest income                           (39)       (15)
                                           --------   --------

                                           $    496   $    496
                                           ========   ========

     Higher interest on outstanding debt was offset by higher interest income from the Company's short-term cash investments. The higher interest on outstanding debt was due to the larger principal amount outstanding on the ING loan in 2006, and the higher interest income on the Company's short-term cash investments reflected the higher money market rates available in 2006.

     OTHER INCOME (EXPENSE). The Company prepaid its existing indebtedness with ING in June, 2006 with the proceeds of a new five year zero coupon convertible term loan. As a result of the refinancing, we wrote off the $762,000 balance of a prepaid interest account at ING that ING retained as a prepayment penalty. We also wrote off $106,000 of unamortized debt issuance costs related to the ING loan, primarily legal fees. There were no comparable expenses in the three month period ending June 30, 2005. In future periods we will reflect, as income or expense, any changes to the fair value of "embedded derivatives" associated with our current convertible term loan. In general, an increase in the market value of our common stock will cause an expense to be recognized. See Note 3 to the Consolidated Financial Statements - Debt.

     INCOME TAXES. In February 2005, our wholly owned subsidiary Sun World completed the sale of substantially all of its assets. The sale generated a total gain at Sun World of approximately $11.3 million and $45.2 million for federal and state income tax purposes, respectively. For regular income tax purposes this gain is not expected to generate a tax liability, in that Sun World and Cadiz file a consolidated tax return and the companies have sufficient net operating loss carryovers (NOLs) to offset the gain from Sun World. However, because of state apportionment factors and the Alternative Minimum Tax (AMT) rules, Cadiz is expected to have a tax liability of approximately $336 thousand that has been accrued as of December 31, 2005 and June 30, 2006. Cadiz retains the right to utilize a portion of certain Sun World NOLS pursuant to a settlement agreement among the companies. There was no similar taxable gain in the 2006 period. See Note 4 of the Notes to the Consolidated Financial Statements - Income Taxes.


SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED
JUNE 30, 2005
-----------------------------------------------------------

     We had revenues of $409 thousand for the six months ended June 30, 2006 and $30 thousand for the six months ended June 30, 2005. Our net loss totaled $5.4 million for the six months ended June 30, 2006 compared to $14.2 million for the six months ended June 30, 2005.

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

     REVENUES Cadiz had revenues of $409 thousand for the six months ended June 30, 2006 and $30 thousand for the six months ended June 30, 2005. Higher revenues resulted primarily from the sale of citrus crops, as during 2006 we farmed certain lemon groves at the Cadiz Ranch that had been leased to a third party during 2005.

     COST OF SALES. Cost of Sales totaled $341 thousand during the six months ended June 30, 2006, reflecting the production, harvesting and sale of citrus crops at the Cadiz Ranch property. Cadiz leased these crops to Sun World during the growing season ending in early

2005 and did not include Sun World's cost of sales in the consolidated financial statements because Sun World was in bankruptcy.

     GENERAL AND ADMINISTRATIVE EXPENSES.   General and
administrative expenses during the six months ended June, 2006 totaled $2.8 million compared to $1.8 million for the six months ended June 30, 2005. The increase in expenses is primarily due to higher legal and consulting costs related to the ongoing Cadiz Program entitlement process and the lawsuit the Company has filed against the Metropolitan Water District of Southern California. Accounting and audit expenses were higher, due to the documentation and additional audit work required by Section 404 of the Sarbanes Oxley Act of 2002.

     COMPENSATION COSTS FROM STOCK AND OPTION AWARDS. During the six months ended June 30, 2006, the Company recognized $1,058 thousand of expenses relating to stock and options previously issued under the Cadiz 2003 Management Equity Incentive Plan, compared with $11.2 million of expenses recognized during the six month period ending June 30, 2005. The 2006 expenses relate to the unvested portion of stock and option awards granted during May 2005, and, to date, no stock or option grants have been awarded in 2006. Shares and options issued under the Plan vest over varying periods from the date of issue to October 2007. These expenses include the adoption and application of Statement of Financial Accounting Standards No. 123(R), "Share -Based Payments" effective January 1, 2006.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the six months ended June 30, 2006 and 2005 totaled $79 thousand and $134 thousand, respectively.

     INTEREST EXPENSE, NET. Net interest expense totaled $977 thousand during the six months ended June 30, 2006, compared to $954 thousand during the same period in 2005. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                             SIX MONTHS ENDED
                                                 JUNE 30,
                                                 --------
                                              2006      2005
                                              ----      ----

      Interest on outstanding debt         $  1,046   $  1,018
      Amortization of financing costs            14         14
      Interest income                           (83)       (78)
                                           --------   --------

                                           $    977   $    954
                                           ========   ========

     The increase in net interest expense is primarily due to the larger principal amount outstanding on the ING loan in 2006, as a portion of the interest due on the loan was periodically added to the principal balance pursuant to the loan's 4% paid in kind ("PIK") feature. See Notes to the Consolidated Financial
Statements: Note 3 - Debt.

     OTHER INCOME (EXPENSE). During the six month period ended June 30, 2006, one of our stockholders determined that it had, at a time when it was the beneficial holder of more than 10% of our outstanding equity securities, inadvertently engaged in trades which resulted in automatic short swing profit liability to the Company pursuant to Section 16(b) of the Securities Exchange Act of 1934. After becoming aware of the situation, the stockholder promptly made payments totaling $350,000 to the Company to settle the entire short swing profit liability owed as a consequence of these trades.

     The Company prepaid its existing indebtedness with ING in June, 2006 with the proceeds of a new five year zero coupon convertible term loan. As a result of the refinancing, we wrote off the $762,000 balance of a prepaid interest account at ING that ING retained as a prepayment penalty. We also wrote off $106,000 of unamortized debt issuance costs related to the ING loan, primarily legal fees. There were no comparable expenses in the three month period ending June 30, 2005. In future periods we will reflect, as income or expense, any changes to the fair value of "embedded derivatives" associated with our current convertible term loan. In general, an increase in the market value of our common stock will cause an expense to be recognized. See Notes to the Consolidated Financial Statements: Note 3 -Debt.

     INCOME TAXES. In February 2005, our wholly owned subsidiary Sun World completed the sale of substantially all of its assets. The sale generated a total gain at Sun World of approximately $11.3 million and $45.2 million for federal and state income tax purposes, respectively. For regular income tax purposes this gain is not expected to generate a tax liability, in that Sun World and Cadiz file a consolidated tax return and the companies have sufficient net operating loss carryovers (NOLs) to offset the gain from Sun World. However, because of state apportionment factors and the Alternative Minimum Tax (AMT) rules, Cadiz is expected to have a tax liability of approximately $336 thousand that has been accrued as of December 31, 2005 and June 30, 2006. Cadiz retains the right to utilize a portion of certain Sun World NOLS pursuant to a settlement agreement among the companies. There was no similar taxable gain in the 2006 period. See Note 4 of the Notes to the Consolidated Financial Statements - Income Taxes.


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

     In June 2006 we entered into a new convertible term loan with Peloton Partners LLP ("Peloton"). Under the terms of this financing arrangement, Peloton (through an affiliate) and another participating lender have invested $36.4 million in a five year zero coupon secured convertible loan with an initial interest rate of 5% per annum. After three years, the interest rate will increase to 6% per annum for the remainder of the term. All interest payments are deferred until the final maturity date in June 2011. At the lenders' option, $10 million of principal and accrued interest thereon may be converted into Cadiz common stock at $18.15 per share, and $26.4 million of principal and accrued interest thereon may be converted into Cadiz common stock at $23.10 per share. See Note 3 of the Notes to the Consolidated Financial Statements - Debt and Exhibit 10.1 to this Report.

     In addition to allowing us to prepay our former credit facility with ING, the new term loan provides us with $9.3 million of additional working capital and the total facility has a significantly lower interest rate than the former credit facility with ING. In addition, the current loan, unlike the ING facility, permits us to retain any proceeds received from the future exercise of 400,000 warrants to purchase our common stock for $15.00 per share. See Note 6 of the Notes to the Consolidated Financial Statements - Common and Preferred Stock. However, our ability to prepay the loan is more limited than was the case under the ING facility.

     As we continue to actively pursue our business strategy, additional financing specifically in connection with our water programs will be required. As the parties anticipate this need, the restrictive covenants in our credit facility are crafted in a way that, in our view, should not materially limit our ability to undertake debt or equity financing in order to finance our water development activities.

     We have no other outstanding credit facilities of material size or preferred stock other than the Series F preferred stock held by ING as described in our 10-K for the year ended December
31, 2005.

     CASH USED FOR OPERATING ACTIVITIES. Cash used for operating activities was $2.3 million for the six months ended June 30, 2006, as compared to $1.9 million for the six months ended June 30, 2005. The increased cash usage is primarily due to higher general and administrative expenses, which are primarily due to higher legal and consulting costs related to the entitlement of the Cadiz Program and the lawsuit the Company has filed against the Metropolitan Water District of Southern California. Accounting expenses were also higher, as the 2005 year-end audit included a Sarbanes-Oxley Section 404 review for the first time.

     CASH FLOW FROM INVESTING ACTIVITIES. During the six months ended June 30, 2006, net cash flow used in investing activities was $19 thousand, primarily due to expenditures for the acquisition of plant & equipment at the Cadiz Ranch.

     CASH FLOW FROM FINANCING ACTIVITIES. During the six months ended June 30, 2006, net cash provided by financing activities was $9.3 million, representing the proceeds remaining from our new $36.4 million convertible debt facility after repayment of the ING credit facility and debt issuance costs.

OUTLOOK

     SHORT TERM OUTLOOK. The proceeds of our new $36.4 million convertible term loan and our 2003 and 2004 private placements, in which we raised approximately $35 million, provide us with sufficient funds to meet our expected working capital needs for the next 12 months. The Company contemplates continuing with its historical practice of structuring its financing arrangements to match the anticipated needs of its development activities. See "Long Term Outlook", below. No assurances can be given, however, as to the availability or terms of any new financing.

     LONG TERM OUTLOOK. In the longer term, we will need to raise additional capital to finance working capital needs and any payments due under our convertible term loan at maturity. See "Current Financing Arrangements" above. Payments will be due under the convertible term loan only to the extent that lenders elect not to exercise equity conversion rights prior to the loan's final maturity. Our future working capital needs will depend upon the specific measures we pursue in the entitlement and development of our real estate and water resources. We will evaluate the amount of cash needed, and the manner in which such cash will be raised, on an ongoing basis. We may meet any future cash requirements through a variety of means, including equity or debt placements, or the sale or other disposition of assets. Equity placements would be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon our existing stockholders.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R (revised 2004), "Share-Based Payment" which amends SFAS Statement 123 and was effective for the Company beginning January 1, 2006. The new standard requires the Company to recognize compensation costs in its financial statements in an amount equal to the fair value of share-based payments granted to employees and directors. The Company recognized $443,000 of stock based compensation expense in connection with the adoption of SFAS No. 123R.

     In June 2006, the FASB issued FSP FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. This Interpretation also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this Interpretation will be a two-step process. The first step will determine if it is more likely than not that a tax position will be sustained upon examination and should therefore be recognized. The second step will measure a tax position that meets the more likely than not recognition threshold to determine the amount of benefit to recognize in the financial statements. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this Statement.

CERTAIN KNOWN CONTRACTUAL OBLIGATIONS
-------------------------------------

                                  PAYMENTS DUE BY PERIOD
CONTRACTUAL              1 YEAR
OBLIGATIONS    TOTAL     OR LESS   2-3 YEARS   4-5 YEARS   AFTER 5 YEARS
-----------    -----     -------   ---------   ---------   -------------

Long term debt
 obligations  $ 36,410  $      8   $     18    $ 36,384      $      -

Interest
 Expense        11,374         1          1      11,372             -

Operating
 leases            111       111          -           -             -
              --------  --------   --------    --------      --------

              $ 47,895  $    120   $     19    $ 47,756      $      -
              ========  ========   ========    ========      ========

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In June 2006, we entered into a $36.4 million five year zero coupon convertible term loan. We have analyzed all the provisions of the loan and related agreements for embedded derivatives under FASB Statement No. 133, Accounting for
Derivative Instruments and Hedging Activities and related
Emerging Issues Task Force interpretations and SEC rules and have concluded that certain imbedded derivatives must be bifurcated and separately valued as assets and liabilities on the Company's financial statements. The Company has prepared valuations for each of the deemed derivatives using a Black-Scholes option pricing model and recorded a liability of approximately $12 million on the June 30 loan funding date, with an offsetting discount to the convertible term loan. The deemed derivatives will be revalued at each future financial statement reporting date. In general, an increase in the market value of our common stock will cause the value of the embedded derivatives to increase and an expense to be recognized. Other information about market risks for the six months ended June 30, 2006 does not differ materially from that discussed under Item 7A of Cadiz' Annual Report on Form 10-K for the year ended December 31, 2005.


ITEM 4.   CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chairman and Chief Executive Officer (the "Principal Executive Officer") and Chief Financial Officer (the "Principal Financial Officer") and to our Board of Directors. Based on their evaluation as of June 30, 2006, our Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

ITEM 1A.  RISK FACTORS

     In June 2006, the Company entered into a new $36.4 million long-term debt facility (the "Loan") - see Part I, Item 2 above. As a consequence, our senior secured indebtedness has increased from approximately $25.9 million as of December 31, 2005 to approximately $36.4 million as of June 30, 2006. The Loan is convertible into shares of our common stock, and an election by lenders to convert all or a portion of the Loan will dilute the percentage of our common stock held by current stockholders. In future periods we will also reflect, as income or expense, any changes to the fair value of "embedded derivatives" associated with the Loan. In general, an increase in the market value of our common stock will cause an expense to be recognized.

     In addition, pursuant to the Registration Rights Agreement which we entered into as a condition to the Loan, we have filed a Registration Statement with the SEC covering the resale of all shares issuable upon conversion of the Loan. We are also obligated to cause such Registration Statement to be declared effective no later than September 27, 2006, or if the Registration Statement is reviewed by the SEC, no later than October 27, 2006. We are also required to maintain the effectiveness of this Registration Statement for at least 180 days after it has been declared effective. We must pay to the holders of the Loan an amount in cash equal to 0.5% of the initial principal amount of the Loan for each 30 day period (or portion thereof) during which any such requirements are not satisfied. In addition, a failure of the Registration Statement to be declared effective by December 30, 2006 will result in a default under the Loan.

     There have been no other material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form
10-K for the year ended December 31, 2005,


ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The information requested by this Item has been previously provided in Form 8-K dated June 26, 2006 filed on June 30, 2006.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

ITEM 5.   OTHER INFORMATION

     As previously disclosed by the Company in a Form 8-K current report dated July 31, 2006, Murray H. Hutchison resigned as a member of the Audit Committee of the Board of Directors of the Company effective July 31, 2006. Mr. Hutchison tendered his resignation solely due to his service on the audit committee of a New York Stock Exchange listed company which prohibits members of its audit committee from serving on more than two other audit committees. Mr. Hutchison remains a member of the Company's Board of Directors and of its Compensation and Nominating & Corporate Governance committees.

     As also previously disclosed by the Company the Form 8-K current report dated July 31, 2006, the Board of Directors determined that, as a result of Mr. Hutchison's resignation from the Audit Committee, the Company is not in compliance with the provisions of Nasdaq Rule 4350(d)(2)(A), which requires that the Company have and continue to have an audit committee comprised of at least three members. With Mr. Hutchison's resignation, the Company has two members of the Audit Committee and one vacancy on the committee. The Company notified Nasdaq on August 1, 2006 that (i) it was aware of the foregoing noncompliance with the continuing listing standards of the Nasdaq rules and (ii) that it intends to cure such noncompliance within the applicable cure period, described below.

     Nasdaq Rule 4350(d)(4)(B) provides, in relevant part, that if the Company fails to comply with the audit committee composition requirement of Rule 4350(d)(2)(A) due to one vacancy on the audit committee, then the Company will have until the earlier of its next annual shareholder meeting or one year from the occurrence of the event that caused the failure to comply with Rule 4350(d)(2)(A) to fill the vacant position on the audit committee.

     On August 7, 2006, the Company received notice from Nasdaq that the Company is not in compliance with the audit committee requirements of Rule 4350(d)(2)(A), as described above, and confirming that the Company must appoint a third member of the Audit Committee on or before July 31, 2007 or the date of the next annual shareholder meeting, whichever is earlier.


ITEM 6.   EXHIBITS

     The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

     10.1   $36,375,000 Credit Agreement among Cadiz Inc.
            and Cadiz Real Estate LLC, as Borrowers, the
            Several Lenders from time to time parties thereto, and Peloton Partners LLP, as Administrative Agent, dated as of June 26, 2006(1)

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

     32.2 Certification of O'Donnell Iselin II, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------------------------
(1) Previously filed as an Exhibit to our Registration Statement on Form S-3 (Registration No. 333-13617) filed on July 28, 2006.

SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CADIZ INC.



By: /s/ Keith Brackpool                   August 9, 2006
   -------------------------              -----------------
    Keith Brackpool                       Date
    Chairman of the Board and
    Chief Executive Officer
    (Principal Executive Officer)


By: /s/ O'Donnell Iselin II               August 9, 2006
   -------------------------              -----------------
    O'Donnell Iselin II,                  Date
    Chief Financial Officer and
    Secretary
    (Principal Financial Officer)