Form 10-Q
period 2006-09-30
CADIZ INC
filed 2006-11-09
CIK 727273

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D. C. 20549


                            FORM 10-Q


(Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the quarterly period
                    ended September 30, 2006

                               OR

[ ]  Transition Report Pursuant to Section 13 or 15(d) of
    the Securities Exchange Act of 1934 for the transition
                     period from ... to ...


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

As of November 2, 2006 the Registrant had 11,526,181 shares of common stock, par value $0.01 per share, outstanding.

                             Page i



                             CADIZ INC.

                               INDEX

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2006            PAGE
---------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     CADIZ INC. CONSOLIDATED FINANCIAL STATEMENTS

     Unaudited Statements of Operations for the three months
     ended September 30, 2006 and 2005. . . . . . . . . . . . . . .1

     Unaudited Statements of Operations for the nine months ended
     September 30, 2006 and 2005. . . . . . . . . . . . . . . . . .2

     Unaudited Balance Sheets as of September 30, 2006 and
     December 31, 2005. . . . . . . . . . . . . . . . . . . . . . .3

     Unaudited Statements of Cash Flows for the nine months ended
     September 30, 2006 and 2005. . . . . . . . . . . . . . . . . .4

     Unaudited Statement of Stockholders' Equity for the nine
     months ended September 30, 2006. . . . . . . . . . . . . . . .5

     Unaudited Notes to the Consolidated Financial Statements. . . 6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . 18

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK. . . . . . . . . . . . . . . . . . . . . . . 28

ITEM 4.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . 28


PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . .29

                             Page ii



                           CADIZ INC.

        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

----------------------------------------------------------------------
                                                FOR THE THREE MONTHS
                                                ENDED SEPTEMBER 30,
($ IN THOUSANDS EXCEPT PER SHARE DATA)             2006      2005
----------------------------------------------------------------------

Revenues                                         $     37  $     15
                                                 --------  --------
Costs and expenses:
 Cost of Sales                                          -         -
 General and administrative                         1,317     1,054
 Compensation costs from stock and option awards      768     2,305
 Depreciation and amortization                         38        67
                                                 --------  --------

Total costs and expenses                            2,123     3,426
                                                 --------  --------

Operating loss                                     (2,086)   (3,411)

Other income (expense)
 Interest expense, net                               (702)     (479)
 Change in fair value of derivative liability      (2,919)        -
 Other income                                          23         -
                                                 --------  --------
  Other income (expense), net                      (3,598)     (479)
                                                 --------  --------

Loss before income taxes                           (5,684)   (3,890)
Income tax provision                                    -       (27)
                                                 --------  --------

Net loss                                         $ (5,684) $ (3,863)
                                                 ========  ========

Net loss applicable to common stock              $ (5,684) $ (3,863)
                                                 ========  ========

Basic and diluted net loss per common share      $  (0.50) $  (0.35)
                                                 ========  ========

Basic and diluted weighted average
 shares outstanding                                11,331    10,966
                                                 ========  ========


  See accompanying notes to the consolidated financial statements.

                          CADIZ INC.

       CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

----------------------------------------------------------------------
                                                FOR THE NINE MONTHS
                                                ENDED SEPTEMBER 30,
($ IN THOUSANDS EXCEPT PER SHARE DATA)             2006      2005
----------------------------------------------------------------------

Revenues                                         $    446  $     45
                                                 --------  --------

Costs and expenses:
 Cost of Sales                                        341         -
 General and administrative                         4,128     2,885
 Compensation costs from stock and option awards    1,826    13,554
 Depreciation and amortization                        117       201
                                                 --------  --------

Total costs and expenses                            6,412    16,640
                                                 --------  --------

Operating loss                                     (5,966)  (16,595)

Other income (expense)
 Interest expense, net                             (1,679)   (1,433)
 Loss on early extinguishment of debt                (868)        -
 Change in fair value of derivative liability      (2,919)        -
 Other income                                         373         -
                                                 --------  --------
   Other income (expense), net                     (5,093)   (1,433)
                                                 --------  --------

Loss before income taxes                          (11,059)  (18,028)
Income tax provision                                    1        29
                                                 --------  --------

Net loss                                         $(11,060) $(18,057)
                                                 ========  ========

Net loss applicable to common stock              $(11,060) $(18,057)
                                                 ========  ========

Basic and diluted net loss per common share      $  (0.98) $  (1.69)
                                                 ========  ========

Basic and diluted weighted average
 shares outstanding                                11,331    10,679
                                                 ========  ========

 See accompanying notes to the consolidated financial statements.

                         CADIZ INC.

          CONSOLIDATED BALANCE SHEETS (UNAUDITED)

----------------------------------------------------------------------
                                            SEPTEMBER 30, DECEMBER 31,
($ IN THOUSANDS)                                  2006      2005
----------------------------------------------------------------------

ASSETS

Current assets:
 Cash and cash equivalents                       $ 12,012  $  5,302
 Accounts receivable                                   16       170
 Prepaid interest expense                               -       740
 Prepaid expenses and other                           566        34
                                                 --------  --------

  Total current assets                             12,594     6,246

Property, plant, equipment and water
 programs, net                                     35,227    35,323
Goodwill                                            3,813     3,813
Other assets                                          396       664
                                                 --------  --------

  Total Assets                                   $ 52,030  $ 46,046
                                                 ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                $    326  $    369
 Accrued liabilities                                  755       819
 Current portion of long term debt                      9         8
                                                 --------  --------

  Total current liabilities                         1,090     1,196

Long-term debt, net of $11,868 unamortized
 discounts on September 30, 2006                   24,997    25,883
                                                 --------  --------

  Total Liabilities                                26,087    27,079

Commitments and contingencies (Note 7)

Stockholders' equity:

 Series F convertible preferred stock -
  $.01 par value; 100,000 shares authorized;
  shares issued and outstanding - 1,000 at
  September 30, 2006 and December 31, 2005              -         -
 Common stock - $.01 par value; 70,000,000
  shares authorized; shares issued and
  outstanding - 11,400,402 at September 30,
  2006 and 11,330,463 at December 31, 2005            115       114
 Additional paid-in capital                       244,773   226,738
 Accumulated deficit                             (218,945) (207,885)
                                                 --------  --------

 Total stockholders' equity                        25,943    18,967
                                                 --------  --------


 Total Liabilities and Stockholders' equity      $ 52,030  $ 46,046
                                                 ========  ========

  See accompanying notes to the consolidated financial statements.

                            CADIZ INC.

         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

----------------------------------------------------------------------
                                                FOR THE NINE MONTHS
                                                ENDED SEPTEMBER 30,
($ IN THOUSANDS EXCEPT PER SHARE DATA)             2006      2005
----------------------------------------------------------------------

Cash flows from operating activities:
 Net loss                                        $(11,060) $(18,057)
 Adjustments to reconcile net loss to
  net cash used for operating activities:
    Depreciation and amortization                     117       201
    Amortization of debt discount &
     issuance costs                                   400        21
    Interest expense added to loan principal        1,251       893
    Loss on early extinguishment of debt              868         -
    Change in value of derivative liability         2,919         -
    Compensation charge for stock awards and
     share options                                  1,826    13,554
    Stock issued for services                           -       469
 Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable        154       (16)
    Decrease (increase) in prepaid
     borrowing expense                                522       851
    Decrease (increase) in prepaid expenses
     and other                                       (532)       28
    Increase (decrease) in accounts payable           (43)      (96)
    Increase (decrease) in accrued liabilities        (64)     (396)
                                                 --------  --------

 Net cash used for operating activities            (3,642)   (2,548)
                                                 --------  --------

Cash flows from investing activities:
 Additions to property, plant and equipment           (20)      (53)
 Proceeds from asset disposition                        -        24
 Decrease (increase) in other assets                    -        11
                                                 --------  --------

  Net cash provided by (used by)
   investing activities                               (20)      (18)
                                                 --------  --------

Cash flows from financing activities:
 Proceeds from issuance of common stock             1,050         -
 Proceeds from issuance of long-term debt          36,375         -
 Debt issuance costs                                 (409)        -
 Principal payments on long-term debt             (26,644)        -
                                                 --------  --------

  Net cash provided by (used by)
   financing activities                            10,372         -
                                                 --------  --------

Net increase (decrease) in cash and
 cash equivalents                                   6,710    (2,566)

Cash and cash equivalents, beginning of period      5,302     9,031
                                                 --------  --------

Cash and cash equivalents, end of period         $ 12,012  $  6,465
                                                 ========  ========

Supplemental disclosure of non-cash investment and financing activities:

 Reclassification of loan conversion option
  fair value from liabilities to
  stockholder's equity                           $ 15,160  $      -
                                                 --------  --------

  See accompanying notes to the consolidated financial statements.

                           CADIZ INC.

       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

--------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
($ IN THOUSANDS)
--------------------------------------------------------------------------------

           PREFERRED STOCK    COMMON STOCK  ADDITIONAL                TOTAL
           ---------------    ------------   PAID-IN      ACCUM.   STOCKHOLDERS'
           SHARES   AMOUNT  SHARES   AMOUNT  CAPITAL     DEFICIT      EQUITY
           ------   ------  ------   ------  -------     -------      ------
Balance as of
 December 31,
 2005        1,000  $  -  11,330,463  $  114  $ 226,738  $(207,885)   $  18,967

Convertible
 term loan
 conversion
 option          -     -           -       -     15,160          -       15,160

Stock
 compensation
 expense         -     -           -       -      1,826          -        1,826

Common stock
 issued due
 to warrant
 exercise        -     -      70,000       1      1,049          -        1,050

Fractional
 shares
 retired         -     -         (61)      -          -          -            -

Net loss         -     -           -       -          -    (11,060)     (11,060)
           -------  ----  ----------  ------  ---------  ---------    ---------

Balance as of
 September 30,
 2006        1,000  $  -  11,400,402  $  115  $ 244,773  $(218,945)   $  25,943
           =======  ====  ==========  ======  =========  =========    =========

        See accompanying notes to the consolidated financial statements.

                           CADIZ INC.

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
------------------------------

GENERAL

     The Consolidated Financial Statements have been prepared by Cadiz Inc., sometimes referred to as "Cadiz" or "the Company", without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2005. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2005. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of results for the entire fiscal year ending December 31, 2006.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business. The Company incurred losses of $11.1 million for the nine months ended September 30, 2006 and $18.1 million for the nine months ended September 30, 2005. The Company had working capital of $11.5 million at September 30, 2006 and used cash in operations of $3.6 million for the nine months ended September 30, 2006 and $2.5 million for the nine months ended September 30, 2005. Currently, the Company's sole focus is the development of its land and water assets.

     During the nine months ended September 30, 2006, the Company raised $36.4 million through the private placement of a five year zero coupon convertible term loan with Peloton Partners LLP ("Peloton"), as administrative agent, and an affiliate of Peloton and another investor, as lenders. The proceeds of the new term loan were partially used to repay the Company's prior term loan facility with ING Capital LLC ("ING").

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

     As discussed above, subsequent to the effective date of the plan of reorganization of Sun World, the Company's primary activities are limited to the development of its water resource programs and real estate assets. From the effective date of the plan of reorganization through September 30, 2006, the Company incurred losses of approximately $16.3 million and used cash in operations of approximately $4.9 million.

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

     In January 2006, the Company adopted the new requirements using the modified prospective transition method in the first quarter of fiscal 2006, and, as a result, will not retroactively adjust the results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the first nine months of fiscal 2006 included $697,000 related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The Company applied the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which is then amortized on a straight-line basis over the requisite service period. In addition to the $697,000 of stock option related expense due to the adoption of SFAS 123R, the Company recognized $1,129,000 of expense related to stock awards previously granted under the Management Equity Incentive Plan.

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

     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" method and the "iron curtain" method. The roll-over method focuses primarily on the impact of a misstatement on the income statement-including the reversing effect of prior year misstatements-but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. We currently use the iron curtain method for quantifying identified financial statement misstatements.

     In SAB 108, the SEC staff established an approach that requires uantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods.

     SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the "dual approach" had always been used or (ii) recording the cumulative effect of initially applying the "dual approach" as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the "cumulative effect" transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

     The Company will initially apply the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006. The Company is currently assessing the impact of this statement.

STOCK-BASED COMPENSATION

     Prior to the January 2006 adoption of SFAS 123R, the Company accounted for grants of options to employees to purchase its common stock using the intrinsic value method in accordance with APB Opinion No. 25 and FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation". As permitted by SFAS 123 and as amended by SFAS No. 148, the Company chose to continue to account for such option grants under APB Opinion No. 25 and provide the expanded disclosures specified in SFAS 123, as amended by SFAS No. 148.

     Had compensation cost for the Company's option grants been determined based on their fair value at the grant date for awards consistent with the provisions of SFAS 123R, the Company's net loss per share for the three months and nine months ended September 30, 2005 would have been the adjusted pro forma amounts indicated below (dollars in thousands):

                                       PERIOD ENDING SEPTEMBER 30, 2005
                                         THREE MONTHS     NINE MONTHS
                                         ------------     -----------
                                                  (UNAUDITED)
  Net loss applicable to common stock,
   as reported                            $ (3,863)       $(18,057)

  Stock based employee compensation
   cost, net of tax effects, included
   in the determination of net income,
   as reported                               2,305          13,554


  Stock based employee compensation
   cost, net of tax effects, under the
   fair value method if the fair value
   method had been applied                  (2,482)        (14,463)
                                          --------        --------

  Proforma net loss if the fair value
  method had been applied                 $ (4,040)       $(18,966)
                                          ========        ========


                                       PERIOD ENDING SEPTEMBER 30, 2005
                                         THREE MONTHS     NINE MONTHS
                                         ------------     -----------
                                                  (UNAUDITED)
   Net loss applicable to common stock:
    as reported per basic and diluted
    common share                          $   (.35)       $  (1.69)

   Stock based employee compensation
    cost, net of tax effects, included
    in the determination of net income
    as reported                               0.21            1.26

   Stock based employee compensation
    cost, net of tax effects, under the
    fair value method if the fair value
    method had been applied                  (0.23)          (1.35)
                                          --------        --------
   Proforma net loss if the fair value
     method had been applied              $  (0.37)       $  (1.78)
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

     The Management Equity Incentive Plan provides for the granting of up to 377,339 options to purchase one share of common stock. 365,000 options were granted under the plan during 2005. These options remain unexercised and outstanding on September 30, 2006. There were no additional option grants during the 9 month period ended September 30, 2006.

     In December 2004, the FASB issued SFAS No. 123R (revised
2004), "Share-Based Payment", which requires all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their grant date fair values. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-based Compensation," ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company adopted the new requirements using the modified prospective transition method during the first quarter of 2006, and as a result, will not retroactively adjust results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the first quarter of fiscal 2006 included: 1) expenses related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) expenses related to all stock option awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.
The Company will apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis over the requisite service period. No stock options were granted during the first nine months of 2006.

     As a result of the adoption of SFAS 123R, the Company recorded expense in the amount of $697,000 in the first 9 months of 2006 related to the fair value of options, all of which were granted in 2005. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. The remaining vesting periods are relatively short, and the potential impact of forfeitures is not material. The Company is in a tax loss carryforward position and is not expected to realize a benefit from any additional compensation expense recognized under SFAS 123R. See Note 4 - Income Taxes.

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
          Weighted average vesting period              0.7 years

     The Company recognized stock option related compensation costs of $697,000 in the first nine months of fiscal 2006 relating to these options. At September 30, 2006, the unamortized compensation expense related to these options amounted to $199,000. No stock options were exercised during fiscal 2005 and during the first nine months of fiscal 2006.

     A summary of option activity under the plan as of September
30, 2006 and changes during the current fiscal year is presented below:

                                              WEIGHTED-
                                WEIGHTED-      AVERAGE    AGGREGATE
                                 AVERAGE      REMAINING   INTRINSIC
                                EXERCISE     CONTRACTUAL    VALUE
   OPTIONS          SHARES        PRICE         TERM       ($000'S)
   -------          ------      ---------    -----------  ---------

Outstanding
 January 1, 2006     365,000     $ 12.71         9.4       $ 3,842
Granted                    -           -           -             -
Exercised                  -           -           -             -
Forfeited
 or expired                -           -           -             -
                     -------
Outstanding on
 September 30, 2006  365,000     $ 12.71         8.6       $ 3,842
                     =======     =======         ===       =======
Exercisable at
 September 30, 2006  238,335     $ 12.50         8.6       $ 2,435
                     =======     =======         ===       =======


     The weighted-average grant-date fair value of options granted during the year 2005 was $10.53.

     The Company has also granted stock awards pursuant to its Management Equity Incentive Plan and 2004 Management Bonus Plan. The Management Equity Incentive Plan provided for the granting of 1,094,712 shares of common stock in May 2005, and the 2004 Management Bonus Plan provided for the granting of 10,000 shares of common stock valued at $12.00 per share in December 2004. Compensation cost for stock granted to employees is measured at the quoted market price of the Company's stock at the date of the grant. For the nine months ended September 30, 2006, the accompanying consolidated statement of operations includes approximately $1,129,000 of stock based compensation expense related to these stock awards. At September 30, 2006, the compensation expense relating to these stock awards was fully amortized.

     A summary of stock awards activity under the plan as of September 30, 2006 and changes during the current quarter is presented below:

                                                       WEIGHTED-
                                                        AVERAGE
                                                       GRANT-DATE
                                                       FAIR VALUE
                                             SHARES     ($000's)
                                             ------    ----------

   Nonvested at December 31, 2005           125,779      $ 1,950
     Granted                                      -            -
     Forfeited or canceled                        -            -
     Vested                                       -            -
                                            -------      -------

   Nonvested at September 30, 2006          125,779      $ 1,950


     See Note 2 to the Consolidated Financial Statements included in the Company's Form 10-K for further discussion of the Company's accounting policies.

NOTE 2 - PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS
------------------------------------------------------

     Property, plant, equipment and water programs consist of the following (in thousands):

                                         SEPTEMBER  30,   DECEMBER 31,
                                              2006          2005
                                              ----          ----

          Land and land improvements        $ 21,986      $ 21,986
          Water programs                      14,274        14,274
          Buildings                            1,191         1,191
          Machinery and equipment              2,123         2,103
                                            --------      --------

                                              39,574        39,554
          Less accumulated depreciation       (4,347)       (4,231)
                                            --------      --------

                                            $ 35,227      $ 35,323
                                            ========      ========

     Depreciation expense totaled $38 thousand and $67 thousand during the three months ended September 30, 2006 and 2005, and $117 thousand and $201 thousand for the nine months ended
September 30, 2006 and 2005.


NOTE 3 - DEBT
-------------

     In June, the Company entered into a $36.4 million five year zero coupon convertible term loan with Peloton Partners LLP, as administrative agent for the loan, and with an affiliate of Peloton and another investor, as lenders. Certain terms of the loan were subsequently amended pursuant to Amendment #1 to the Credit Agreement, which was effective September 29, 2006. Under the terms of the loan, interest accrues at a 5% annual rate for the first 3 years and 6% thereafter, calculated on the basis of a 360 day year and actual days elapsed. The entire amount of accrued interest is due at the final maturity of the loan in September, 2011. The term loan is secured by substantially all the assets of the Company and contains representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company's ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person. However, there are no financial maintenance covenants and no restrictions on the Company's ability to issue additional common stock to fund future working capital needs.

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

     The Company has analyzed all of the above provisions of the convertible loan and related agreements for embedded derivatives under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and related Emerging Issues Task Force (EITF) interpretations and SEC rules. The Company concluded that certain provisions of the convertible loan agreement, which were in effect prior to the first amendment date, may be deemed to be derivatives for purposes of the application of FASB Statement No. 133 and EITF 00-19: Accounting for Derivative Financial Instruments to, and Potentially Settled in, a Company's Own Stock. Therefore, in accordance with FASB Statement No. 133, these embedded instruments were bifurcated from the host debt instrument and classified as a liability in the Company's financial statements. The Company prepared valuations for each of the deemed derivatives using a Black-Scholes option pricing model and recorded a liability of approximately $12 million on the June 30 loan funding date, with an offsetting discount to the convertible term loan.

     On June 30, 2006, the derivative liability was classified and recorded as part of long term debt in the balance sheet.

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

     On September 29, 2006 the terms of the loan were amended, and it was determined that bifurcation of the imbedded equity conversion option is no longer required. The derivative liability was adjusted to fair value on the amendment date, and the $2,919,000 increase in fair value was recorded as an "Other Expense" item in the Consolidated Statement of Operations. The $15.2 million fair value of the derivative liability was then transferred to the Additional Paid-in Capital component of Stockholder's Equity in accordance with the tentative conclusion reached by the Emerging Issues Task Force at the task force's September 7, 2006 meeting.

     The Company incurred $408,000 of outside legal expenses related to the negotiation and documentation of the loan, which will be amortized over the life of the loan using the interest amortization method

     The proceeds of the new loan were applied to repay in full the Company's term loan facility with ING described below. As a result, ING retained the $762,000 remaining balance of the prepaid interest credit account described below, and the write-off of this asset was reflected in the "Other Expense" caption of the Statement of Operations. The write-off of $106,000 of unamortized debt issuance costs related to the ING loan was also reflected under "Other Expense".

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

     As part of the private sale of common shares on November 30, 2004, the Company issued to its lender $2.4 million of units as prepaid interest under the Company's $25 million borrowing from ING. The current portion of this interest was included in Prepaid Interest Expense and the non-current portion was included in Other Assets in the Consolidated Balance Sheet. The total amount of prepaid interest was $1.5 million on September 30, 2005. No balance was outstanding after the ING loan repayment in June, 2006.

NOTE 4 - INCOME TAXES
---------------------

     As of September 30, 2006, the Company had net operating loss
(NOL) carryforwards of approximately $73.7 million for federal income tax purposes. Such carryforwards expire in varying amounts through the year 2026. This amount reflects the effective reduction of the NOL carryforwards as a result of ownership change annual limitation amounts, of approximately $6.6 million annually. Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against these assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.


NOTE 5 - NET LOSS PER COMMON SHARE
----------------------------------

     Basic earnings per share (EPS) is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any, by the weighted-average common shares outstanding. Options, deferred stock units, warrants, convertible debt, and preferred stock that are convertible into shares of the Company's common stock were not considered in the computation of diluted EPS because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 2,618,000 and 1,208,000 shares for the three months ended September 30, 2006 and 2005, respectively.
For the nine months ended September 30, 2006 and 2005, weighted average shares outstanding would have increased by approximately 1,488,000 and 846,000 shares, respectively.


NOTE 6 - PREFERRED AND COMMON STOCK
-----------------------------------

     During the quarter ended March 31, 2005, we issued 27,200 shares of common stock and 5,440 common stock purchase warrants in consideration for services valued at $326,400. The shares and warrants were issued on the same terms as the November 2004 private placement, at which time the issue of the shares was authorized, the services rendered and the amounts accrued.

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

     During September, 2006, certain warrant holders exercised rights to purchase 70,000 shares of the Company's common stock for $15.00 per share. 335,440 warrants remain outstanding on September 30, 2006.

NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

     On April 7, 2003, the Company filed an administrative claim against The Metropolitan Water District of Southern California ("Metropolitan"), asserting the breach by Metropolitan of various obligations specified in our 1998 Principles of Agreement with Metropolitan and other related contracts. The Company believed that by failing to complete the environmental review process for the Cadiz Project, failing to accept the Right of Way grant offered by the Department of Interior and for taking other actions inconsistent with their obligations, Metropolitan violated the contracts between the parties, breached its fiduciary duties to the Company and interfered with our prospective economic advantages. The filing was made with the Executive Secretary of Metropolitan.

     When settlement negotiations failed to produce a resolution, the Company filed a lawsuit against Metropolitan in Los Angeles Superior Court on November 17, 2005 seeking recovery of damages. Metropolitan counsel responded with a demurrer, seeking to have certain claims disallowed. On October 18, 2006 the Court ruled in favor of Cadiz and overruled the demurrer to the claims for breach of fiduciary duty, promissory estoppel, breach of implied contract and specific performance. As a result, these claims will all go forward to trial, along with the breach of express contract claim, which was not addressed by the demurrer.

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

     Regardless of the Metropolitan Board's actions in October 2002, Southern California's need for water storage and supply programs has not abated, and the advantages of underground water storage facilities are increasingly evident. Therefore we continue to pursue the completion of the environmental review process for the Cadiz Project. To that end, the County of San Bernardino has agreed to serve as the CEQA lead agency for the completion of the environmental review of the Cadiz Project and issue any outstanding permits required under California law once the review is completed. We are also working with the U.S. Department of Interior to have the permits that were approved during the federal environmental review process, including the right-of-way granted in the Record of Decision to Metropolitan, issued directly to the Company for the benefit of any participating public agency. Additionally, we are in discussions with several other public agencies regarding their interest in participating in the Cadiz Project. All of these agencies have access to independent sources of water that can be stored in the Cadiz Project.

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

     We expect that these alternative scenarios will have different capital requirements and implementation periods than those previously established for the Cadiz Project. After Metropolitan's actions in 2002, we first entered into a series of agreements with our senior secured lender, ING, to reduce our debt to ING to $25 million and extended the final maturity date. We have recently repaid the ING debt using proceeds from a new $36.4 million zero coupon convertible term loan with other lenders that matures on September 29, 2011. During 2003 and 2004, we raised approximately $35 million of equity through private placements. On November 30, 2004, we completed a private placement of 400,000 Units at the price of $60.00 per Unit. Each Unit consisted of five (5) shares of the Company's common stock and one (1) common stock purchase warrant. Each Warrant entitled the holder to purchase one (1) share of common stock at an exercise price of $15.00 per share. Each Warrant has a term of three (3) years, expiring on November 30, 2007, and is callable by us if the closing market price of our common stock exceeds $18.75 for 10 consecutive trading days. Under the terms of our current loan agreement, the Company would retain any proceeds associated with a decision by holders to exercise the warrants.

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

     We conduct limited agricultural operations on our Cadiz Valley properties, where there are approximately 1,060 acres of vineyards and lemon groves. Historically, we have leased these crops to Sun World and other third parties. In the fourth quarter of 2004, the lease with Sun World expired. We leased approximately 800 acres of vineyards to a third party for the 2005 growing season, and the amount of acreage under lease was reduced to 160 acres in 2006. The remaining crop lease is renewable on a year to year basis with annual revenues of approximately $12,000. We operate the remaining vineyards and lemon groves, subcontracting the labor, harvesting and marketing of these crops to third parties. Agriculture related revenues and expenses are higher in 2006 than in prior years because the Company is operating a larger portion of the property.

     We remain committed to our land and water assets, and we continue to explore all opportunities for development of these assets. We cannot predict with certainty which, if any, of these various opportunities will ultimately be realized.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 2005
--------------------------------------------------------------

     We have not received significant revenues from our water resource activity to date. As a result, we have historically incurred a net loss from operations. We had revenues of $60 thousand for the three months ended September 30, 2006 and $15 thousand for the three months ended September 30, 2005. Our net loss totaled $5.7 million for the three months ended September 30, 2006 (including a $2.9 million charge for the increase of the fair value of bifurcated equity conversion options embedded in our zero coupon secured convertible term loan), compared with $3.9 million for the three month period ended September 30, 2005.

     Our primary expenses are our ongoing costs to develop our real estate and water assets and to secure the remaining entitlements needed to continue developing the Cadiz Program. These costs consist primarily of project management, legal, consulting, engineering and administrative expenses, which are characterized as general and administrative expenses for financial statement reporting purposes. We also have expenses related to the limited farming activities that we conduct at the Cadiz Ranch. Other costs include interest expense and compensation costs resulting from the grant of options under the Cadiz 2003 Management Equity Incentive Plan and the revaluation of equity conversion options embedded in our zero coupon secured convertible term loan.

     REVENUES Cadiz had revenues of $37 thousand for the three months ended September 30, 2006 and $15 thousand for the three months ended September 30, 2005. The $22 thousand increase resulted primarily from non-recurring revenues at the Cadiz Ranch.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses during the three months ended September 30, 2006 totaled $1.3 million compared to $1.1 million for the three months ended September 30, 2005. The increase in expenses is primarily due to higher legal and consulting costs related to the ongoing Cadiz Program entitlement process and the lawsuit the Company has filed against the Metropolitan Water District of Southern California. Farming related expenses were also higher as the Company assumed responsibility for operating a larger portion of the Cadiz ranch properties in 2006.

     COMPENSATION COSTS FROM STOCK AND OPTION AWARDS. During the three months ended September 30, 2006, the Company recognized $768 thousand of expenses relating to stock and options issued under the Cadiz 2003 Management Equity Incentive Plan, compared with $2.3 million of expenses recognized during the comparable 2005 period. The 2006 expenses relate to the unvested portion of stock and option awards granted during 2005, and, to date, no stock or option grants have been awarded in 2006. Shares and options issued under the Plan vest over varying periods from the date of issue to October 2007. These expenses include the adoption and application of Statement of Financial Accounting Standards No. 123(R), "Share -Based Payments" effective January 1, 2006.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three months ended September 30, 2006 and 2005 totaled $38 thousand and $67 thousand, respectively.

     INTEREST EXPENSE, NET. Net interest expense totaled $0.7 million during the three months ended September 30, 2006, compared to $0.5 million during the same period in 2005. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                            THREE MONTHS ENDED
                                               SEPTEMBER 30,
                                               -------------
                                               2006      2005
                                               ----      ----

      Interest on outstanding debt           $    464  $    513
      Amortization of debt discounts              373         -
      Amortization of financing costs              13         7
      Interest income                            (148)      (41)
                                             --------  --------
                                             $    702  $    479
                                             ========  ========

     Higher amortization of debt discounts and debt issuance costs was partially offset by higher interest income from the Company's short-term cash investments. The higher amortization of debt discounts and debt issuance costs were related to the new June, 2006 Peloton loan, and the higher interest income on the Company's short-term cash investments reflected higher cash balances and the higher money market rates available in 2006.
See Note 3 of the Consolidated Financial Statements - Debt.

     OTHER INCOME (EXPENSE). The Company prepaid its existing indebtedness with ING in June, 2006 with the proceeds of a new five year zero coupon convertible term loan. Prior to an amendment to this new loan on September 29, 2006, the new loan contained certain "embedded derivatives" which were bifurcated from the host debt instrument and were recorded at fair value as liabilities on the Company's consolidated balance sheet under GAAP. These embedded derivatives were subject to periodic revaluation based on changes in the fair market value of our common stock, with changes in fair value resulting from this revaluation reflected as an other income or expense item. On September 29, 2006 certain terms and conditions of the credit agreement and the embedded derivatives were amended. The fair value of the equity conversion options were recalculated, and a $2.9 million expense was recognized due to an increase in fair value. The primary reason for the higher fair value was the increase in the trading price of our common stock from June 30, 2006 to September 29, 2006. Following the September 29, 2006 amendment, bifurcation of the imbedded equity conversion option is no longer required. As a result, the fair value of the imbedded derivatives has been transferred from the liability accounts to stockholder's equity, and no further fair value adjustments will be required. See Note 3 to the Consolidated Financial Statements - Debt.


NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 2005
------------------------------------------------------------

     We had revenues of $469 thousand for the nine months ended September 30, 2006 and $45 thousand for the nine months ended September 30, 2005. Our net loss totaled $11.1 million for the nine months ended September 30, 2006 compared to $18.1 million for the nine months ended September 30, 2005.

     Our primary expenses are our ongoing costs to develop our real estate and water assets and to secure the remaining entitlements needed to continue developing the Cadiz Program. These costs consist primarily of project management, legal, consulting, engineering and administrative expenses, which are characterized as general and administrative expenses for financial statement reporting purposes. We also have expenses related to the limited farming activities that we conduct at the Cadiz Ranch. Other costs include interest expense and compensation costs resulting from the grant of options under the Cadiz 2003 Management Equity Incentive Plan and the revaluation of equity conversion options embedded in our zero coupon secured convertible term loan.

     REVENUES Cadiz had revenues of $446 thousand for the nine months ended September 30, 2006 and $45 thousand for the nine months ended September 30, 2005. Higher revenues resulted primarily from the sale of citrus crops, as during 2006 we farmed certain lemon groves at the Cadiz Ranch that had been leased to a third party during 2005.

     COST OF SALES. Cost of Sales totaled $341 thousand during the nine months ended September 30, 2006, reflecting the production, harvesting and sale of citrus crops at the Cadiz Ranch property. Cadiz leased these crops to Sun World during the growing season ending in early 2005 and did not include Sun World's cost of sales in the consolidated financial statements because Sun World was in bankruptcy.

     GENERAL AND ADMINISTRATIVE EXPENSES.   General and
administrative expenses during the nine months ended September, 2006 totaled $4.1 million compared to $2.9 million for the nine months ended September 30, 2005. The increase in expenses is primarily due to higher legal and consulting costs related to the ongoing Cadiz Program entitlement process and the lawsuit the Company has filed against the Metropolitan Water District of Southern California. Accounting and audit expenses were higher, due to the documentation and additional audit work required by
Section 404 of the Sarbanes Oxley Act of 2002.

     COMPENSATION COSTS FROM STOCK AND OPTION AWARDS. During the nine months ended September 30, 2006, the Company recognized $1.8 million of expenses relating to stock and options previously issued under the Cadiz 2003 Management Equity Incentive Plan, compared with $13.6 million of expenses recognized during the nine month period ending September 30, 2005. The 2006 expenses relate to the unvested portion of stock and option awards granted during 2005, and, to date, no stock or option grants have been awarded in 2006. Shares and options issued under the Plan vest over varying periods from the date of issue to October 2007. These expenses include the adoption and application of Statement of Financial Accounting Standards No. 123(R), "Share -Based Payments" effective January 1, 2006.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the nine months ended September 30, 2006 and 2005 totaled $117 thousand and $201 thousand, respectively.

     INTEREST EXPENSE, NET. Net interest expense totaled $1.7 million during the nine months ended September 30, 2006, compared to $1.4 million during the same period in 2005. The following table summarizes the components of net interest expense for the two periods (in thousands):

                                             NINE MONTHS ENDED
                                               SEPTEMBER 30,
                                               -------------
                                               2006      2005
                                               ----      ----

      Interest on outstanding debt           $  1,510  $  1,531
      Amortization of debt discounts              373         -
      Amortization of financing costs              27        21
      Interest income                            (231)     (119)
                                             --------  --------
                                             $  1,679  $  1,433
                                             ========  ========

     Higher amortization of debt discounts and debt issuance costs was partially offset by higher interest income from the Company's short-term cash investments. The higher amortization of debt discounts and debt issuance costs were related to the new June, 2006 Peloton loan, and the higher interest income on the Company's short-term cash investments reflected higher cash balances and the higher money market rates available in 2006. See Note 3 of the Consolidated Financial Statements - Debt.

     OTHER INCOME (EXPENSE). During the nine month period ended September 30, 2006, one of our stockholders determined that it had, at a time when it was the beneficial holder of more than 10% of our outstanding equity securities, inadvertently engaged in trades which resulted in automatic short swing profit liability to the Company pursuant to Section 16(b) of the Securities Exchange Act of 1934. After becoming aware of the situation, the stockholder promptly made payments totaling $350,000 to the Company to settle the entire short swing profit liability owed as a consequence of these trades.

     The Company prepaid its existing indebtedness with ING in June, 2006 with the proceeds of a new five year zero coupon convertible term loan. Prior to an amendment to this new loan on September 29, 2006, the new loan contained certain "embedded derivatives" which were bifurcated from the host debt instrument and were recorded at fair value as liabilities on the Company's consolidated balance sheet under GAAP. These embedded derivatives were subject to periodic revaluation based on changes in the fair market value of our common stock, with changes in fair value resulting from this revaluation reflected as an other income or expense item. On September 29, 2006 certain terms and conditions of the credit agreement and the embedded derivatives were amended. The fair value of the equity conversion options were recalculated, and a $2.9 million expense was recognized due to an increase in fair value.
The primary reason for the higher fair value was the increase in the trading price of our common stock from June 30, 2006 to September 29, 2006. Following the September 29, 2006 amendment, bifurcation of the imbedded equity conversion option is no longer required.
As a result, the fair value of the imbedded derivatives has been reclassified from the liability accounts to stockholder's equity, and no further fair value adjustments will be required. See Note 3 to the Consolidated Financial Statements - Debt.


LIQUIDITY AND CAPITAL RESOURCES

(a)  CURRENT FINANCING ARRANGEMENTS
-----------------------------------

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

     In June 2006 we entered into a new convertible term loan with Peloton Partners LLP ("Peloton") and subsequently amended certain terms of the loan in September 2006. Under the terms of this financing arrangement, Peloton (through an affiliate) and another participating lender have invested $36.4 million in a five year zero coupon secured convertible loan with an initial interest rate of 5% per annum. After three years, the interest rate will increase to 6% per annum for the remainder of the term. Interest is capitalized quarterly, and all interest payments are deferred until the final maturity date in September 2011. At the lenders' option, $10 million of principal and accrued interest thereon may be converted into Cadiz common stock at $18.15 per share, and $26.4 million of principal and accrued interest thereon may be converted into Cadiz common stock at $23.10 per share. See Note 3 of the Notes to the Consolidated Financial Statements - Debt and Exhibit 10.1 to this Report.

     In addition to allowing us to prepay our former credit facility with ING, the new term loan provided us with $9.3 million of additional working capital and the total facility has a significantly lower interest rate than the former credit facility with ING. Furthermore, the current loan, unlike the ING facility, permits us to retain any proceeds received from the future exercise of warrants to purchase our common stock for $15.00 per share. See Note 6 of the Notes to the Consolidated Financial Statements - Common and Preferred Stock. However, our ability to prepay the loan is more limited than was the case under the ING facility.

     In September 2006, certain holders of our warrants chose to exercise their rights to purchase a total of 70,000 shares our common stock at $15.00 per share. Net proceeds of $1,050,000 were received during the month of September from the warrant holders. 335,440 warrants remain outstanding. See Note 6 of the Notes to the Consolidated Financial Statements - Preferred and Common Stock.

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

     CASH USED FOR OPERATING ACTIVITIES. Cash used for operating activities was $3.6 million for the nine months ended September 30, 2006, as compared to $2.5 million for the nine months ended September 30, 2005. The increased cash usage is primarily due to higher general and administrative expenses, which are primarily due to higher legal and consulting costs related to the entitlement of the Cadiz Program and the lawsuit the Company has filed against the Metropolitan Water District of Southern California. Accounting expenses were also higher, as the 2005 year-end audit included a Sarbanes-Oxley Section 404 review for the first time.

     CASH FLOW FROM INVESTING ACTIVITIES. During the nine months ended September 30, 2006, net cash flow used in investing activities was $20 thousand, primarily due to expenditures for plant and equipment at the Cadiz Ranch.

     CASH FLOW FROM FINANCING ACTIVITIES. During the nine months ended September 30, 2006, net cash provided by financing activities was $10.4 million, representing the proceeds remaining from our new $36.4 million convertible debt facility, after repayment of the ING credit facility and debt issuance costs, and the issuance of common stock to warrant holders that exercised their right to purchase our common stock for $15.00 per share during September 2006.

OUTLOOK

    SHORT TERM OUTLOOK. The proceeds of our new $36.4 million convertible term loan and our 2003 and 2004 private placements, in which we have raised approximately $45 million, provide us with sufficient funds to meet our expected working capital needs for the next 12 months. The Company contemplates continuing with its historical practice of structuring its financing arrangements to match the anticipated needs of its development activities.
See "Long Term Outlook", below. No assurances can be given, however, as to the availability or terms of any new financing.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R (revised 2004), "Share-Based Payment" which amends SFAS Statement 123 and was effective for the Company beginning January 1, 2006. The new standard requires the Company to recognize compensation costs in its financial statements in an amount equal to the fair value of share-based payments granted to employees and directors. The Company recognized $697,000 of stock based compensation expense in connection with the adoption of SFAS No. 123R.

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

     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" method and the "iron curtain" method. The roll-over method focuses primarily on the impact of a misstatement on the income statement-including the reversing effect of prior year misstatements-but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. We currently use the iron curtain method for quantifying identified financial statement misstatements.

     In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods.

     SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the "dual approach" had always been used or (ii) recording the cumulative effect of initially applying the "dual approach" as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the "cumulative effect" transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

     The Company will initially apply the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006. The Company is currently assessing the impact of this statement.

CERTAIN KNOWN CONTRACTUAL OBLIGATIONS
-------------------------------------

                                  PAYMENTS DUE BY PERIOD
CONTRACTUAL              1 YEAR
OBLIGATIONS    TOTAL     OR LESS   2-3 YEARS   4-5 YEARS   AFTER 5 YEARS
-----------    -----     -------   ---------   ---------   -------------

Long term debt
 obligations  $ 36,873  $      9   $     18    $ 36,846      $      -

Interest
 Expense        10,909         1          1      10,907             -

Operating
 leases             98        88         10           -             -
              --------  --------   --------    --------      --------

              $ 47,880  $     98   $     29    $ 47,753      $      -
              ========  ========   ========    ========      ========

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

     In June 2006, we entered into a $36.4 million five year zero coupon convertible term loan. We analyzed all the provisions of the loan and related agreements for embedded derivatives under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and related Emerging Issues Task Force interpretations and SEC rules and concluded that certain imbedded derivatives were required to be bifurcated and separately valued as assets and liabilities on the Company's financial statements. The Company prepared valuations for each of the deemed derivatives using a Black-Scholes option pricing model and recorded a liability of approximately $12 million on the June 30 loan funding date, with an offsetting discount to the convertible term loan. On September 29, 2006 the terms of the loan were amended, and it was determined that bifurcation of the imbedded equity conversion option is no longer required as of that date. The derivative liability was adjusted to fair value on the amendment date, and the $2,919,000 increase in fair value was recorded as an "Other Expense" item in the Consolidated Statement of Operations. The $15.2 million fair value of the derivative liability was then transferred to the Additional Paid-in Capital component of Stockholder's Equity.

     Other information about market risks for the nine months ended September 30, 2006 does not differ materially from that discussed under Item 7A of Cadiz' Annual Report on Form 10-K for the year ended December 31, 2005.


ITEM 4.   CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chairman and Chief Executive Officer (the "Principal Executive Officer") and Chief Financial Officer (the "Principal Financial Officer") and to our Board of Directors. Based on their evaluation as of September 30, 2006, our Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

PART  II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On April 7, 2003, we filed an administrative claim against The Metropolitan Water District of Southern California ("Metropolitan"), asserting the breach by Metropolitan of various obligations specified in our 1998 Principles of Agreement with Metropolitan and other related contracts. We believe that by failing to complete the environmental review process for the Cadiz Project, failing to accept the Right of Way grant offered by the Department of Interior and for taking other actions inconsistent with their obligations, Metropolitan violated the contracts between the parties, breached its fiduciary duties to us and interfered with our prospective economic advantages. The filing was made with the Executive Secretary of Metropolitan.

     When settlement negotiations failed to produce a resolution, we filed a lawsuit against Metropolitan in Los Angeles Superior Court on November 17, 2005 seeking recovery of damages. Metropolitan counsel responded with a demurrer, seeking to have certain claims disallowed. On October 18, 2006 the Court ruled in favor of Cadiz and overruled the demurrer to the claims for breach of fiduciary duty, promissory estoppel, breach of implied contract and specific performance. As a result, these claims will all go forward to trial, along with the breach of express contract claim, which was not addressed by the demurrer.

     See  "Legal  Proceedings" included in the  Company's  latest
Form 10-K for a complete discussion.


ITEM 1A.  RISK FACTORS

     In June 2006, the Company entered into a new $36.4 million long-term debt facility (the "Loan") - see Part I, Item 2 above. As a consequence, our senior secured indebtedness has increased from approximately $25.9 million as of December 31, 2005 to approximately $36.4 million as of September 30, 2006. The Loan is convertible into shares of our common stock, and an election by lenders to convert all or a portion of the Loan will dilute the percentage of our common stock held by current stockholders. As before, if we default on our debt obligations, our lenders may sell off the assets that we have put up as collateral and this, in turn, would result in a cessation or sale of our operations.

     In addition, pursuant to the Registration Rights Agreement which we entered into as a condition to the Loan, we have filed a Registration Statement with the SEC covering the resale of all shares issuable upon conversion of the Loan. This registration statement was declared effective on August 11, 2006. We are required to maintain the effectiveness of this Registration Statement for at least 180 days after the date it was declared effective. We must pay to the holders of the Loan an amount in cash equal to 0.5% of the initial principal amount of the Loan for each 30 day period (or portion thereof) during which this requirement is not satisfied.

     There have been no other material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form
10-K for the year ended December 31, 2005.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE
          OF PROCEEDS

     During September, 2006 the Company issued 70,000 shares of the Company's common stock for $15.00 per share pursuant to the exercise by certain of the company's warrant holders of outstanding common stock purchase warrants. These warrants had been issued on November 30, 2004, when the Company completed a private placement of 400,000 Units at the price of $60.00 per Unit. Each Unit consisted of five (5) shares of the Company's common stock and one (1) common stock purchase warrant. Each warrant entitles the holder to purchase one (1) share of common stock at an exercise price of $15.00 per share. The warrants have a term of three years, expiring on November 30, 2007, and may be cancelled at the Company's option if the closing market price of the Company's common stock exceeds $18.75 for 10 consecutive trading days. 335,440 warrants remain outstanding on September 30, 2006.

     The issuance of the common stock underlying the warrants as described above was not registered under the Securities Act of 1933, as amended (the "Securities Act"), but was exempt from the registration requirements of the Securities Act by virtue of
Section 4(2) of the Securities Act as the transactions (including the issuance of the warrants) did not involve public offerings, the number of investors was limited, the investors were provided with information about us, and we placed restrictions on the resale of the securities.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.


ITEM 5.   OTHER INFORMATION

     Not Applicable.


ITEM 6.   EXHIBITS

     The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

     10.1  Amendment #1 to the $36,375,000 Credit
           Agreement among Cadiz Inc. and Cadiz Real Estate
           LLC, as Borrowers, the Several Lenders from time to time parties thereto, and Peloton Partners LLP, as Administrative Agent, dated as of September 29, 2006(1)

     31.1  Certification of Keith Brackpool, Chairman and
           Chief Executive Officer of Cadiz Inc. pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002

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

     (1) Previously filed as an Exhibit to our Current Report on Form 8-K dated September 29, 2006 as filed on October 4, 2006.

SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADIZ INC.



By: /s/ Keith Brackpool                   November 9, 2006
    -------------------------             ----------------
    Keith Brackpool                       Date
    Chairman of the Board and
    Chief Executive Officer
    (Principal Executive Officer)


By: /s/ O'Donnell Iselin II               November 9, 2006
    -------------------------             ----------------
    O'Donnell Iselin II,                  Date
    Chief Financial Officer and
    Secretary (Principal
    Financial Officer)