Form 10-K
period 2006-12-31
CADIZ INC
filed 2007-03-16
CIK 727273

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[√]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2006

OR

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from …… to …….

Commission File Number 0-12114

Cadiz Inc.
(Exact name of registrant specified in its charter)

DELAWARE 77-0313235
(State or other jurisdiction of (I.R.S. Employer
incorporation or organization) Identification No.)

777 S. Figueroa Street, Suite 4250
Los Angeles, CA 90017
(Address of principal executive offices) (Zip Code)

(213) 271-1600
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share                            The NASDAQ Stock Market LLC
 (Title of Class)                                                                              (Exchange)

Securities Registered Pursuant to Section 12(g) of the Act:

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in rule 405 under the Securities Act of 1933.
Yes  __ No _√_

Indicate by a check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes  __ No _√_

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _√_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§220.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. □

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).
Large accelerated filer ___ Accelerated filer _√_ Non-accelerated filer ___

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes___ No _√_

As of March 2, 2007, the Registrant had 11,887,762 shares of common stock outstanding. The aggregate market value of the common stock held by nonaffiliates as of June 30, 2006 was approximately $95,432,717 based on 5,610,389 shares of common stock outstanding held by nonaffiliates and the closing price on that date. Shares of common stock held by each executive officer and director and by each entity that owns more than 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Documents Incorporated by Reference

Portions of the Registrant's definitive Proxy Statement to be filed for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. The Registrant is not incorporating by reference any other documents within this Annual Report on Form 10-K except those footnoted in Part IV under the heading “Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K”.
i

TABLE OF CONTENTS

Part I

Part II

Part III

Part IV

Item 15.	Exhibits and Financial Statement Schedules	30

ii

PART I

ITEM 1.     Business

This Form 10-K presents forward-looking statements with regard to financial projections, proposed transactions such as those concerning the further development of our land and water assets, information or expectations about our business strategies, results of operations, products or markets, or otherwise makes statements about future events. Such forward-looking statements can be identified by the use of words such as “intends”, “anticipates”, “believes”, “estimates”, “projects”, “forecasts”, “expects”, “plans” and “proposes”. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. These include, among others, the cautionary statements under the caption “Risk Factors”, as well as other cautionary language contained in this Form 10-K. These cautionary statements identify important factors that could cause actual results to differ materially from those described in the forward-looking statements. When considering forward-looking statements in this Form 10-K, you should keep in mind the cautionary statements described above.

Overview

Our primary assets are 45,000 acres of land in three areas of eastern San Bernardino County, California. Virtually all of this land is underlain by high-quality groundwater resources with demonstrated potential for recreational, residential, and agricultural development. The properties are also located in proximity to the Colorado River and the Colorado River Aqueduct, the major source of imported water for southern California. The aquifer systems underlying the properties contain large amounts of water and are suitable for water storage and supply programs.

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

Our objective is to realize the highest and best use for these assets. In 1993 we secured permits for up to 9,600 acres of agricultural development in the Cadiz Valley and the withdrawal of more than 1 million acre-feet of groundwater from the aquifer system underlying the property.

Given the location of the property, we then focused on the development of an aquifer storage and supply program on our land in the Cadiz and Fenner Valleys. We believe that the location and geology of these properties are uniquely suited for such a development. To this end, in 1997 we entered into the first of a series of agreements with the Metropolitan Water District of Southern California (“Metropolitan”) to jointly design, permit and build such a project (the “Cadiz Project” or the “Project”).

    Between 1997 and 2002, Metropolitan and the Company received substantially all of the various state and federal approvals required for permits to construct and operate the project and received a federal Record of Decision (“ROD”) from the U.S. Department of the Interior, which endorsed the Cadiz Project and offered a right of way for construction of project facilities. The federal government also approved a Final Environmental Impact Statement (“FEIS”) in compliance with the National Environmental Policy Act (“NEPA”).

With the completion of the federal review and permitting process, Cadiz expected Metropolitan to hold a CEQA hearing, take a vote to approve the Final Environmental Impact Report (“FEIR”) and accept the right of way offered to the Project by the U.S. Department of the Interior. Metropolitan’s staff brought the matter before the Metropolitan Board of Directors in October 2002 and, in a very close vote, the Metropolitan Board voted not to accept the right of way grant and refused to consider whether or not to certify the FEIR, which was a necessary action to authorize implementation of the Cadiz Project in accordance with the California Environmental Quality Act (“CEQA”).

It is our position that these actions breached various contractual and fiduciary obligations to us and interfered with the economic advantage we would have obtained from the Cadiz Project. In April 2003 we filed a claim against Metropolitan seeking compensatory damages. When settlement negotiations failed to produce a resolution, we filed a lawsuit against Metropolitan in Los Angeles Superior Court on November 17, 2005. Our claims for breach of fiduciary duty, breach of express contract, promissory estoppel, breach of implied contract and specific performance have been allowed and will all go forward to trial later this year. See Item 3 - “Legal Proceedings”.

Regardless of the Metropolitan Board’s actions in October 2002, Southern California’s population continues to grow, and the need for water storage and supply programs has not abated. Moreover, the advantages of underground water storage facilities are increasingly evident. These include minimal surface environmental impacts, low capital investment, protection from airborne contaminants and minimal evaporative water loss. Therefore we continue to pursue the completion of the environmental review process for the Cadiz Project.

To that end, the County of San Bernardino has agreed to serve as the CEQA lead agency for the completion of the environmental review of the Cadiz Project and issue any permits required under California law once the review is completed. We are also working with the U.S. Department of the Interior to have the permits that were approved during the federal environmental review process, including the right of way granted in the ROD, issued directly to the Company for the benefit of any participating public agency. Additionally, we are in discussions with several other public agencies regarding their interest in participating in the Cadiz Project. These agencies have access to sources of water that can be stored in the Cadiz Project. See “Water Resource Development”, below.

In addition to agriculture and water development, the rapid growth of nearby desert communities in southern California, Nevada and Arizona indicates that the Company’s land holdings may be suitable for other types of development. To this end, we have conducted a detailed analysis of our land assets to assess the opportunities for these properties. Based on this analysis, we believe that our properties have significant long-term potential for residential and commercial development. We are continuing to explore alternative land uses to maximize the value of our properties.

We remain committed to our land and water assets and will continue to explore all opportunities for development of these assets. We cannot predict with certainty which of these various opportunities will ultimately be utilized.

(a) General Development of Business

We are a Delaware corporation formed in 1992 to act as the surviving corporation in a Delaware reincorporation merger between us and our predecessor, Pacific Agricultural Holdings, Inc., a California corporation formed in 1983.

As part of our historical business strategy, we have conducted our land acquisition, water development activities, agricultural operations, search for international water and agricultural opportunities and real estate development initiatives to maximize the long-term value of our properties and future prospects. See “Narrative Description of Business” below.

Our initial focus was on the acquisition of land, the assembly of contiguous land holdings through property exchanges and to prove the quantity and quality of water resources through well drilling programs. We subsequently established agricultural operations on the properties in the Cadiz and Fenner Valleys and sought to develop the water resources underlying that site.

The focus of our water development activities has been the Cadiz Project. The Metropolitan Board’s decision in late 2002 delayed implementation of the Cadiz Project as we sought a settlement with Metropolitan before proceeding with another state agency. When it became clear that we would not be able to reach settlement and continue the Project with Metropolitan, we began to take steps to complete the environmental review process and implement the Project independently. To that end, in 2006 we began work with San Bernardino County to complete the CEQA environmental review for the Project. In the Fall of 2006, the County agreed to serve as the CEQA lead agency in the review of the Project’s existing and updated environmental documents.

At the same time we have pursued a claim against Metropolitan, seeking compensatory damages for what we believe is a breach of contractual and fiduciary obligations to us and interference with the economic advantage we would have obtained from the Cadiz Project. We filed a claim against Metropolitan in April 2003 and, when settlement negotiations failed to produce a resolution, filed a lawsuit in Los Angeles Superior Court in November 2005. Our claims for breach of fiduciary duty, breach of express contract, promissory estoppel, breach of implied contract and specific performance will all go forward to trial, which is currently scheduled for later this year.

In 2006, we refinanced our long term debt with a new $36.4 million zero coupon senior secured convertible term loan that matures on June 29, 2011 and received $1.1 million when certain holders of warrants issued in 2004 exercised their right to purchase 70,000 common shares at $15.00 per share. In 2007, we exercised our right to terminate the remaining warrants on March 2, 2007, subject to a 30 day notice period. In response, the remaining warrant holders exercised their right to purchase 335,440 shares of our common stock during the notice period, and we received an additional $5.0 million from the sale of these shares. Following this exercise, no warrants remain outstanding. These transactions are described in more detail in

Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

The Chapter 11 Reorganization Plan of our Sun World International Inc. subsidiary became effective in 2005, and the Company has no further liabilities related to the business or operations of Sun World.

(b) Financial Information about Industry Segments

The primary business of the Company is to acquire and develop land and water resources. Our agricultural operations are confined to limited farming activities at the Cadiz Valley property. As a result, the Company’s financial results are reported in a single segment. See Consolidated Financial Statements. See also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

(c) Narrative Description of Business

Our business strategy is the development of our land holdings for their highest and best uses. At present, our development activities are focused on water resource and real estate development at our San Bernardino County properties.

Water Resource Development

Our portfolio of water resources, located in proximity to the Colorado River and the Colorado River Aqueduct, the principal source of imported water for Southern California, provides us with the opportunity to participate in a variety of water storage and supply programs, exchanges and conservation programs with public agencies and other partners.

The Cadiz Valley Aquifer Storage Project

The Company owns approximately 35,000 acres of land and related high-quality groundwater resources in the Cadiz and Fenner valleys of eastern San Bernardino County. The aquifer system underlying this property is naturally recharged by precipitation (both rain and snow) within a watershed of approximately 1,300 square miles. See Item 2, “Properties - The Cadiz/Fenner Property”.

In 1997 we commenced discussions with Metropolitan in order to develop principles and terms for a long-term agreement for a joint venture groundwater storage and supply program on this land (the “Cadiz Project”). The Cadiz Project would have provided Southern California with a valuable increase in water supply during periods of drought or other emergencies. During wet years, surplus water from the Colorado River would be stored in the aquifer system that underlies the Cadiz property. When needed, the stored water and indigenous groundwater would have been returned to the Colorado River Aqueduct for distribution to water agencies throughout six southern California counties. The Colorado River Aqueduct provides supplemental water to approximately 18 million people. Additionally, exchange agreements could be used to transfer this supplemental water supply to California communities in the Central and Northern portions of the state.

Temporary withdrawals of indigenous groundwater would also have been available from the Cadiz Project during emergencies. Any temporary withdrawals would have been strictly monitored according to the provisions of the Groundwater Monitoring & Management Plan (“Management Plan”) approved by the U.S. Department of the Interior in its 2002 ROD. The comprehensive Management Plan was created during the Cadiz Project’s extensive environmental review process to ensure long-term protection of the aquifer system and related environmental resources in and surrounding the area in which the Cadiz Project is located.

Cadiz Project facilities would include, among other things:

•	Spreading basins, which are shallow ponds that percolate water from the ground surface to the water table;

•	High yield extraction wells designed to extract stored Colorado River water and indigenous groundwater from beneath the Cadiz Project area;

•	A 35-mile conveyance pipeline to connect the spreading basins and wellfield to the Colorado River Aqueduct near the Iron Mountain pumping plant; and

•	A pumping plant to pump water through the conveyance pipeline from the Colorado River Aqueduct near the Iron Mountain pumping plant to the Cadiz Project spreading basins.

The cost of these facilities was estimated to be approximately $150 million in 2002 and is expected to be higher today due to steel price increases and higher well drilling costs.

In October 2001, the Final Environmental Impact Statement (“FEIS”) and Final Environmental Impact Report (“FEIR”) were issued by Metropolitan and the U.S. Bureau of Land Management, in collaboration with the U.S. Geological Survey and the National Park Service. On August 29, 2002, the U.S. Department of Interior approved the FEIS for the Cadiz Project and issued its ROD, the final step in the federal environmental review process for the Cadiz Project. The ROD amended the California Desert Conservation Area Plan for an exception to the utility corridor element and offered to Metropolitan a right of way grant for the pipeline from the Colorado River Aqueduct to the Cadiz Project.

With all federal approvals in place, on October 8, 2002, Metropolitan’s Board considered acceptance of the terms and conditions of the right of way grant pursuant to the published ROD. The Board voted not to adopt Metropolitan staff’s recommendation to approve the terms and conditions of the right of way grant issued by the Department of the Interior by a very narrow margin. Instead, the Board voted for an alternative motion to reject the terms and conditions of the right of way grant and to not proceed with the Cadiz Project. Subsequent to the Metropolitan Board’s action, negotiations toward a final agreement for the Cadiz Project on the basis of the previously approved definitive economic terms ceased.

When Metropolitan’s Board declined to proceed with the Cadiz Project, the FEIR was complete and awaiting certification at a hearing scheduled for late October 2002. It is our position that Metropolitan’s actions on October 8, 2002, breached various contractual and fiduciary obligations of Metropolitan to us, and interfered with the economic advantage we would have obtained from the Cadiz Project. Therefore, in April 2003 we filed a claim against

Metropolitan seeking compensatory damages. When settlement negotiations failed to produce a resolution, we filed a lawsuit against Metropolitan in Los Angeles Superior Court on November 17, 2005. See Item 3 - “Legal Proceedings”.

                 In 2006, the County of San Bernardino agreed to serve as the new CEQA lead agency for the Project and evaluate the changes to the Project as well as the Project’s existing and updated environmental documentation. Once the CEQA review is complete, the County has the authority to issue any permits required under California law for construction and implementation of the Project. In late 2006 and early 2007, we submitted a technical memorandum and numerous permit applications to the County, which officially began the CEQA review process. We expect this process to be completed by the end of 2007.

                 We are also working directly with the U.S. Department of the Interior to have the permits that were authorized during the federal environmental review process, including the right of way grant included in the ROD, issued directly to the Company. Additionally, we are in discussions with several other public agencies regarding their interest in participating in the Cadiz Project. All of these agencies have access to sources of water that can be stored by the Cadiz Project.

                Other Eastern Mojave Properties

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

Agricultural Operations

Our agricultural operations are very limited. Historically, we leased our Cadiz Valley farming property to Sun World and other third parties. Currently, we lease approximately 160 acres of organic table grape vineyards at our Cadiz Valley property to a third party. The lease is renewable on a year to year basis with annual revenues of approximately $12,000. In 2006, we farmed 500 acres of table grape vineyards, 240 acres of Lisbon lemons and 20 acres of Eureka lemons. We subcontracted the irrigation labor, harvesting and marketing of the crop to third parties. In 2006, revenues from agricultural operations were $602,000.

Seasonality

Our water resource development activities are not seasonal in nature.

With the 2003 bankruptcy and 2005 sale of the assets of our Sun World International, Inc. subsidiary (“Sun World”), our farming operations are limited. These operations will be subject to the general seasonal trends that are characteristic of the agricultural industry.

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

Employees

As of December 31, 2006, we employed 9 full-time employees (i.e. those individuals working more than 1,000 hours per year).  We believe that our employee relations are good.

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

We do not know the terms, if any, upon which we may be able to proceed with our water and real estate development programs. Regardless of the form of our water development programs, the circumstances under which transfers or storage of water can be made and the profitability of any transfers or storage are subject to significant uncertainties, including hydrologic risks of variable water supplies, risks presented by allocations of water under existing and prospective priorities. Both water and real estate development programs are subject to the risk of adverse changes to or interpretations of U.S. federal, state and local laws, regulations and policies. Additional risks attendant to such programs include our ability to obtain all necessary regulatory approvals and permits, possible litigation by environmental or other groups, unforeseen technical difficulties, general market conditions for real estate and water supplies, and the time needed to generate significant operating revenues from such programs after operations commence.

Our Failure To Make Timely Payments Of Principal And Interest On Our Indebtedness May Result In A Foreclosure On Our Assets

As of December 31, 2006, we had indebtedness outstanding to our senior secured lenders of approximately $37.3 million. Our assets have been put up as collateral to secure the payment of this debt. If we cannot generate sufficient cash flow to make principal and interest on this indebtedness when due, or if we otherwise fail to comply with the terms of agreements governing our indebtedness, we may default on our obligations. If we default on our obligations, our lenders may sell off the assets that we have put up as collateral. This, in turn, would result in a cessation or sale of our operations.

The Conversion Of Our Outstanding Senior Indebtedness Into Common Stock Would Dilute The Percentage Of Our Common Stock Held By Current Stockholders

Our senior indebtedness is convertible into common stock at the election of our lenders. As of December 31, 2006, our senior indebtedness was convertible into 1,736,518 shares of our common stock, an amount equal to approximately 15.1% of the number of shares of our common stock outstanding as of that date. An election by our lenders to convert all or a portion of our senior secured indebtedness into common stock will dilute the percentage of our common stock held by current stockholders.

The Issuance Of Equity Securities Under Management Equity Incentive Plans Will Impact Earnings

Our compensation programs for management emphasize long-term incentives, primarily through the issuance of equity securities and options to purchase equity securities. It is expected that plans involving the issuance of shares, options, or both will be submitted from time to time to our stockholders for approval. In the event that any such plans are approved and implemented, the issuance of shares and options under such plans may result in the dilution of the ownership interest of other stockholders and will, under currently applicable accounting rules, result in a charge to earnings based on the value of our common stock at the time of issue and the fair value of options at the time of their award. The expense would be recorded over the vesting period of each stock and option grant.

We May Not Be Able To Obtain the Financing We Need To Implement Our Asset Development Programs

We will require additional capital to finance our operations until such time as our asset development programs produce revenues. We cannot assure you that our current lenders, or any other lenders, will give us additional credit should we seek it. If we are unable to obtain additional credit, we may engage in further equity financings. Our ability to obtain equity financing will depend, among other things, on the status of our asset development programs and general conditions in the capital markets at the time funding is sought. Any further equity financings would result in the dilution of ownership interests of our current stockholders.

We Are Restricted By Contract from Paying Dividends and We Do Not Intend To Pay Dividends In The Foreseeable Future

Any return on investment on our common stock will depend primarily upon appreciation in the price of our common stock. To date, we have never paid a cash dividend on our common stock. The loan documents governing our credit facilities with our senior secured lenders prohibit the payment of dividends while such facilities are outstanding. As we have a history of operating losses, we have been unable to pay dividends to date. Even if we post a profit in future years, we currently intend to retain all future earnings for the operation of our business. As a result, we do not anticipate that we will declare any dividends in the foreseeable future.

ITEM 1B.     Unresolved Staff Comments

Not applicable at this time.

ITEM 2.     Properties

Following is a description of our significant properties.

The Cadiz/Fenner Valley Property

In 1984, we conducted investigations of the feasibility of agricultural development of land located in the Cadiz and Fenner valleys of eastern San Bernardino County, California. These investigations confirmed the availability of high-quality groundwater in commercial quantities appropriate for agricultural development. Since 1985, we have acquired approximately 35,000 acres of largely contiguous land in this area, which is located approximately 30 miles north of the Colorado River Aqueduct.

Additional independent geotechnical and engineering studies conducted since 1985 have confirmed that the Cadiz/Fenner property overlies a natural groundwater aquifer system that is ideally suited for the underground water storage and dry year temporary withdrawals contemplated in the Cadiz Project. See Item 1, “Business - Narrative Description of Business - Water Resource Development”.

In November 1993, the San Bernardino County Board of Supervisors unanimously approved a General Plan Amendment establishing an agricultural land use designation for 9,600 acres in the Cadiz Valley, of which approximately 1,600 acres have been developed for agriculture. This action also allows for the withdrawal of more than 1,000,000 acre-feet of groundwater from the aquifer system underlying our property.

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

Farm Property

Approximately 1,600 acres of our Cadiz Valley property has been developed for agricultural use. We are currently leasing to a third party approximately 160 acres of this property, consisting of organic table grape vineyards. During 2005, we leased an additional 500 acres of juice grape vineyards to the same party. The lease provides that the lessee be responsible for all costs associated with growing crops on the leased property. The lease is renewable on a year to year basis with 2006 revenues of approximately $12,000. In 2006, the Company farmed the 500 acres of juice grape vineyards and 260 acres of citrus orchards using subcontractors to farm, harvest and market the crop. Annual revenues from these agricultural activities were $602,000.

Executive Offices

We currently lease our executive offices in Los Angeles, California, which consist of approximately 4,770 square feet, pursuant to a sublease that expires on June 14, 2007. Current base rent under the lease is approximately $8,745 per month.

Cadiz Real Estate

In December 2003, we transferred substantially all of our assets (with the exception of our office sublease, certain office furniture and equipment and any Sun World related assets) to Cadiz Real Estate LLC, a Delaware limited liability company (“Cadiz Real Estate”). We hold 100% of the equity interests of Cadiz Real Estate, and therefore we continue to hold 100% beneficial ownership of the properties that we transferred to Cadiz Real Estate. Cadiz Real Estate was created at the behest of our then existing senior secured lender, ING. The Board of Managers of Cadiz Real Estate currently consists of two managers appointed by us. Our senior secured lender, Peloton, has the right to appoint one independent manager.

Cadiz Real Estate is a co-obligor under our senior secured convertible term loan, for which assets of Cadiz Real Estate have been pledged as security.

Because the transfer of our properties to Cadiz Real Estate has no effect on our ultimate beneficial ownership of these properties, we refer throughout this Report to properties owned of record either by Cadiz Real Estate or by us as “our” properties.

Debt Secured by Properties

Our outstanding debt at December 31, 2006 of $37.3 million represents loans secured by our assets (including properties held of record by Cadiz Real Estate). Information regarding interest rates and principal maturities is provided in Note 6 to the consolidated financial statements.

ITEM 3.     Legal Proceedings

Claim Against Metropolitan

On April 7, 2003, we filed an administrative claim against The Metropolitan Water District of Southern California (“Metropolitan”), asserting the breach by Metropolitan of various obligations specified in our 1998 Principles of Agreement with Metropolitan and other related contracts. We believe that by failing to complete the environmental review process for the Cadiz Project, failing to accept the right of way grant offered by the U.S. Department of the Interior and for taking other actions inconsistent with their obligations, Metropolitan violated the contracts between the parties, breached its fiduciary duties to us and interfered with our prospective economic advantages. See Item 1, “Business - Narrative Description of Business - Water Resource Development”. The filing was made with the Executive Secretary of Metropolitan.

When settlement negotiations failed to produce a resolution, we filed a lawsuit against Metropolitan in Los Angeles Superior Court on November 17, 2005 seeking recovery of damages. Metropolitan counsel responded with a demurrer, seeking to have certain claims disallowed. On October 18, 2006 the Court ruled in favor of Cadiz and overruled the demurrer to the claims for breach of fiduciary duty, promissory estoppel, breach of implied contract and specific performance. As a result, these claims will all go forward to trial, along with the breach of express contract claim, which was not addressed by the demurrer. The trial is scheduled for October 2007.

Other Proceedings

There are no other material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 4.     Submission of Matters to a Vote of Security Holders

Our 2006 annual meeting was held on November 10, 2006. The stockholders took the following actions at the meeting:

                1. Elected Messrs. Keith Brackpool, Murray H. Hutchison, Timothy J. Shaheen, Stephen J. Duffy and Winston H. Hickox to the Company's Board of Directors. Mr. Brackpool was elected by the vote of 7,066,396 shares in favor and 2,518 withheld and no broker non-votes. Mr. Hutchison was elected by the vote of 7,021,133 shares in favor and 47,781 withheld and no broker non-votes. Mr. Shaheen was elected by the vote of 7,066,358 shares in favor and 2,556 withheld and no broker non-votes. Mr. Duffy was elected by the vote of 7,021,253 shares in favor and 47,661 withheld and no broker non-votes. Mr. Hickox was elected by the vote of 7,021,223 shares in favor and 47,691 withheld and no broker non-votes.

Mr. Raymond J. Pacini serves as a director of the Company by designation under our credit agreement with our senior secured lenders, and thus was not subject to election at the annual meeting.

2. Ratified the selection by our Board of Directors of PricewaterhouseCoopers LLP to continue as our independent certified public accountants for fiscal year 2006 by a vote of 7,066,101 in favor and 1,868 against, with 945 abstaining and no broker non-votes.

3. Approved the Cadiz Outside Director Compensation Plan by a vote of 2,040,426 in favor and 57,477 against, with 1,886 abstaining and 4,969,125 broker non-votes.

4. Approved the issuance of Cadiz common stock upon the conversion of the Company's loan with Peloton Multi-Strategy Master Fund in an amount in excess of the 19.99% "Exchange Cap" provided for in the credit agreement for this loan transaction by a vote of 2,078,734 in favor and 18,333 against, with 2,722 abstaining and 4,969,125 broker non-votes.

PART II

ITEM 5.     Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is currently traded on The NASDAQ Global Market ("NASDAQ") under the symbol "CDZI." Prior to June 20, 2005, the Company’s common stock was traded on the OTC Bulletin Board. The following table reflects actual sales transactions for the dates that the Company was trading on NASDAQ, and high and low bid information otherwise. The OTC Bulletin Board market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The high and low ranges of the common stock for the dates indicated have been provided by Bloomberg LP.

	High	Low
Quarter Ended	Sales Price	Sales Price

2005:
March 31	$15.40	$11.50
June 30	$19.00	$14.25
September 30	$19.50	$16.00
December 31	$22.00	$18.00

2006:
March 31	$21.00	$16.00
June 30	$18.01	$15.75
September 30	$21.37	$17.00
December 31	$22.95	$18.30

                On March 2, 2007, the high, low and last sales prices for the shares, as reported by Bloomberg, were $26.66, $26.30, and $26.59, respectively.

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

As of March 2, 2007, the number of stockholders of record of our common stock was 195. The estimated number of beneficial owners is approximately 1,401.

To date, we have not paid a cash dividend on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Our senior secured convertible term loan has covenants that prohibit the payment of dividends.

All securities sold by us during the three years ended December 31, 2006 which were not registered under the Securities Act have previously been reported in our Annual, Quarterly, and Current Reports on Forms 10K, 10-Q and 8K.

ITEM 6.     Selected Financial Data

The following selected financial data insofar as it relates to the years ended December 31, 2006, 2005, 2004, 2003 and 2002 has been derived from our audited financial statements. The information that follows should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2006 included in Part IV of this Form 10-K. See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

($ in thousands, except for per share data)
	Year Ended December 31,
	2006	2005	2004	2003	2002
Statement of Operations Data:

Total revenues	$614	$1,197	$47	$3,162	$114,250
Net loss	(13,825)	(23,025)	(16,037)	(11,536)	(25,225)
Less: Preferred stock dividends	-	-	-	918	1,125
Imputed dividend on preferred stock	-	-	-	1,600	984

Net loss applicable to
common stock	$(13,825)	$(23,025)	$(16,037)	$(14,054)	$(24,334)

Per share:

Net loss (basic and diluted)	$(1.21)	$(2.14)	$(2.32)	$(6.39)	$(16.76)

Weighted-average common
shares outstanding	11,381	10,756	6,911	2,200	1,452

	December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:

Total assets	$50,326	$46,046	$51,071	$49,526	$191,883
Long-term debt	$25,881	$25,883	$25,000	$30,253	$115,447
Redeemable preferred stock	$-	$-	$-	$-	$10,942
Preferred stock, common stock and additional paid-in capital	$245,322	$226,852	$209,718	$185,040	$156,166
Accumulated deficit	$(221,710)	$(207,885)	$(184,860)	$(168,823)	$(157,287)
Stockholders' equity (deficit)	$23,612	$18,967	$24,858	$16,217	$(1,121)

On January 30, 2003, Sun World filed voluntary petitions under Chapter 11 of the Bankruptcy Code. Since that date, the financial statements of Sun World are no longer consolidated with those of Cadiz due to the Company’s loss of control over the operations of Sun World. As a result, revenues, long term debt and total assets were significantly lower subsequent to 2002.

On October 20, 2003, the Company and holders of Series D and Series E Preferred Stock entered into an agreement to exchange all outstanding shares of Series D and Series E Preferred Stock, plus accrued and unpaid dividends, for an aggregate of 400,000 shares of common stock. Holders of the remaining Series F Preferred Stock, which is convertible into our common stock, are only entitled to dividends if common stock dividends are paid.

Weighted average common shares outstanding have increased from 1,452,000 in 2002 to 11,381,000 in 2006. The increase is primarily due to the issuance of 6,273,000 shares to investors in private placements, 2,281,000 shares to investors upon the conversion of preferred stock and warrant exercises, and 1,539,000 shares to employees, vendors and lenders.

ITEM 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the following discussion contains trend analysis and other forward-looking statements. Forward-looking statements can be identified by the use of words such as "intends", "anticipates", "believes", "estimates", "projects", "forecasts", "expects", "plans" and "proposes". Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. These include, among others, our ability to maximize value from our land and water resources and our ability to obtain new financings as needed to meet our ongoing working capital needs. See additional discussion under the heading "Risk Factors” above.

Overview

Our operations (and, accordingly, our working capital requirements) relate primarily to our water and real estate development activities and primarily to the Cadiz Project.

In 1997 we entered into the first of a series of agreements with the Metropolitan Water District of Southern California (“Metropolitan”) to jointly design, permit and build a groundwater storage and supply program on our land in the Cadiz and Fenner valleys of eastern San Bernardino County (the “Cadiz Project”). Under the Cadiz Project, surplus water from the Colorado River would be stored in the aquifer system underlying our land during wet years. When needed, the stored water and temporary withdrawals of indigenous groundwater, could be distributed through the Colorado River Aqueduct to Metropolitan's member agencies throughout six southern California counties.

Between 1997 and 2002, Metropolitan and the Company received substantially all of the various state and federal approvals required for permits to construct and operate the project and received a federal Record of Decision (“ROD”) from the U.S. Department of the Interior, which endorsed the Cadiz Project and offered a right of way grant for construction of project facilities. The federal government also approved a Final Environmental Impact Statement (“FEIS”) in compliance with the National Environmental Policy Act (“NEPA”).

Despite the significant progress made in the federal environmental review process, in October 2002 Metropolitan’s Board voted not to accept the right of way grant offered by the U.S. Department of the Interior and refused to consider whether or not to certify the Final Environmental Impact Report (“FEIR”), which was a necessary action to authorize implementation of the Cadiz Project in accordance with the California Environmental Quality Act (“CEQA”).

When Metropolitan’s Board declined to proceed with the Cadiz Project, the FEIR was complete and awaiting certification at a hearing scheduled for late October 2002. It is our position that these actions breached various contractual and fiduciary obligations to us, and interfered with the economic advantage we would have obtained from the Cadiz Project. In April 2003 we filed a claim against Metropolitan seeking compensatory damages. When settlement negotiations failed to produce a resolution, we filed a lawsuit against Metropolitan in Los Angeles Superior Court on November 17, 2005. Our claims for breach of fiduciary duty, breach of express contract, promissory estoppel, breach of implied contract and specific performance have been allowed by the Court and will all go forward to trial later this year. See Item 3 - “Legal Proceedings”.

Regardless of the Metropolitan Board’s actions in October 2002, Southern California’s population continues to grow, and the need for water storage and supply programs has not abated. Moreover, the advantages of underground water storage facilities are increasingly evident. These include minimal surface environmental impacts, low capital investment, protection from airborne contaminants and minimal evaporative water loss. Therefore we continue to pursue the completion of the environmental review process for the Cadiz Project.

To that end, the County of San Bernardino has agreed to serve as the CEQA lead agency for the completion of the environmental review of the Cadiz Project and issue any permits required under California law once the review is completed. We are also working with the U.S. Department of the Interior to have the permits that were approved during the federal environmental review process, including the right of way granted in the ROD, issued directly to the Company for the benefit of any participating public agency. Additionally, we are in discussions with several other public agencies regarding their interest in participating in the Cadiz Project. These agencies have access to sources of water that can be stored in the Cadiz Project. See “Water Resource Development”, above.

In addition to agriculture and water development, the rapid growth of nearby desert communities in southern California, Nevada and Arizona indicates that the Company’s land holdings may be suitable for other types of development. To this end, we have conducted a detailed analysis of our land assets to assess the opportunities for these properties. Based on this analysis, we believe that our properties have significant long-term potential for residential and commercial development. We are continuing to explore alternative land uses to maximize the value of our properties.

In 2006, we refinanced our long-term debt with the proceeds of a new $36.4 million zero coupon senior secured convertible term loan that matures on June 29, 2011. Interest accrues on the principal balance of the loan at 5 percent per annum for the first 3 years and 6 percent thereafter. No interest and principal payments are due prior to the final maturity date. Each of the two loan tranches is convertible into the Company’s $0.01 par value common stock at a fixed conversion price per share, subject to downward adjustment in the event a change in control. See “Liquidity and Capital Resources” below.

In 2003 and 2004, we raised approximately $35 million of equity through private placements, including a $24 million private placement completed on November 30, 2004. The November 30, 2004 private placement included the issuance of warrants to purchase 405,440 shares of our common stock at an exercise price of $15.00 per share. During 2006, holders of 70,000 of the warrants exercised their warrants, resulting in the issuance by us of 70,000 shares of common stock. On January 31, 2007, we exercised a cancellation option and notified holders that the warrants would expire on March 2, 2007 unless exercised by the warrant holder prior to that date. All of the remaining warrant holders exercised their warrants following receipt of this notice, resulting in the issuance by us of 335,440 shares of common stock and receipt by us of $5,031,600 of net cash proceeds. Under the terms of our current loan agreement, we have retained all proceeds associated with the exercise of these Warrants. As of March 2, 2007, no warrants remain outstanding.

                We remain committed to our land and water assets and we continue to explore all opportunities for development of these assets. We cannot predict with certainty which of these various opportunities will ultimately be utilized.

Results of Operations

(a) Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

We have not received significant revenues from our water resource and real estate development activity to date. As a result, we continue to incur a net loss from operations. We had revenues of $0.6 million for the year ended December 31, 2006 and $1.2 million for the year ended December 31, 2005. The lower revenues were due to a below average lemon harvest. Our net loss totaled $13.8 million for the year ended December 31, 2006, compared with a net loss of $23.0 million for the year ended December 31, 2005. The lower loss in 2006 period resulted primarily from $14.4 million lower non-cash compensation expenses from stock and option awards under our Management Equity Incentive Plan, partially offset by $1.4 million higher other general and administrative expenses relating to the Cadiz Project and the Company’s lawsuit against the Metropolitan Water District of Southern California. Other expenses were higher, primarily due to $0.5 million of additional interest expense and a $2.9 million expense related to a change in the value of certain bifurcated derivative instruments imbedded in our senior secured convertible term loan.

Our primary expenses are our ongoing overhead costs (i.e. general and administrative expense) and our interest expense. We expect to incur additional non-cash expenses in connection with future management and director equity incentive compensation plans.

Revenues. Revenue totaled $0.6 million during the year ended December 31, 2006 compared to $1.2 million during the year ended December 31, 2005. 2006 revenues included $0.6 million of revenues related to citrus crop sales, which were down $0.6 million from the prior year. The lemon grove was pruned extensively in early 2006, which limited the growth of fruit during the early spring. The crop was also affected by unusually hot summer weather and a winter freeze. Crop rental income also declined to $12 thousand in 2006 from $35 thousand in 2005. We no longer consider agriculture to be our core business. When possible, we prefer to lease our vineyards and citrus groves to third parties so that we can focus our resources on our water and real estate development programs.

Cost of Sales. Cost of Sales totaled $721,000 during the year ended December 31, 2006, compared with $994,000 during the year ended December 31, 2005. The lower cost of sales in 2006 reflected lower lemon harvesting, processing and marketing costs, due to a smaller lemon crop. This was partially offset by additional irrigation and cultivation expenses associated with the juice grape crop. Cadiz leased the juice grape crop to Sun View Vineyards of California in 2005.

General and Administrative Expenses. General and administrative expenses during the year ended December 31, 2006 totaled $7.7 million compared with $20.7 million for the year ended December 31, 2005. Non-cash compensation costs related to stock and option awards is included in General and Administrative Expenses.

Compensation costs from stock and option awards for the year ended December 31, 2006 totaled $2.3 million compared with $16.7 million for the year ended December 31, 2005. The expenses primarily relate to stock and options issued under the Cadiz 2003 Management Equity Incentive Plan and the Outside Director Compensation Plan.  12,339 options and 14,701 shares were granted under the Management Equity Incentive Plan and the Outside Directors Compensation Plan, respectively, in 2006, compared with 1,094,712 shares and 365,000 options granted under the Management Equity Incentive Plan in 2005. Shares and options issued under the Plans vest over varying periods from the date of issue to December 2008. $877,000 of the 2006 expense is a result of the adoption and application of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” effective January 1, 2006.

Other General and Administrative Expenses, exclusive of stock based compensation costs, totaled $5.5 million in the year ended December 31, 2006, compared with $4.1 million for the year ended December 31, 2005. Higher 2006 expenses were primarily due to additional legal and consulting fees related to water development efforts, including the Company’s lawsuit against the Metropolitan Water District of Southern California, and accounting expenses related to Sarbanes Oxley compliance.

Depreciation and Amortization. Depreciation and amortization totaled $0.2 million for the year ended December 31, 2006 compared to $0.2 million for 2005.

Interest Expense, net. Net interest expense totaled $2.4 million during the year ended December 31, 2006, compared to $1.9 million during 2005. Higher interest expense was primarily due to the amortization of the debt discount related to certain derivatives imbedded in the new senior secured convertible term loan. 2006 interest income increased to $376 thousand from $159 thousand in the prior year due to higher cash balances and higher short-term interest rates. The following table summarizes the components of net interest expense for the two periods (in thousands):

	Year Ended
	December 31,
	2006	2005

Interest on outstanding debt	$1,987	$2,062
Amortization of debt discount	783	-
Amortization of financing costs	40	28
Interest income	(376)	(159)

	$2,434	$1,931

                Loss on Extinguishment of Debt and Debt Refinancing. Financing costs, which are primarily legal fees, are amortized over the life of each loan agreement. In June, 2006 we entered into a new loan agreement with Peloton Partners LLP (“Peloton”), as administrative agent for the loan, and with an affiliate of Peloton and another investor, as lenders. As a result, $408 thousand of legal fees were capitalized and will be amortized over the 5 year life of the loan agreement. At the same time, $868 thousand of deferred financing costs and prepaid interest associated with the prior loan agreement with ING Capital LLC (“ING”) were fully expensed.

Change in Fair Value of Derivative Liability. The Company prepaid its existing indebtedness with ING in June, 2006 with the proceeds of a new senior secured convertible term loan. The new loan contained certain “embedded derivatives” which were bifurcated from the host debt instrument and were recorded at fair values on the Company’s consolidated balance sheet under GAAP. These embedded derivatives were subject to periodic revaluation based on changes in the fair market value of our common stock. On September 29, 2006, certain terms and conditions of the credit agreement and embedded derivatives were amended. The fair value of the equity conversion options were recalculated, and a $2.9 million expense was recognized due to an increase in fair value. The primary reason for the increase in fair value was the increase in the trading price of our common stock from June 30, 2006 to September 29, 2006. Following the September 29, 2006 amendment, bifurcation of the embedded equity conversion option is no longer required. As a result, the fair value of the embedded derivatives has been transferred from the liability accounts to stockholder’s equity, and no further fair value adjustments were required after September 30, 2006. There was no comparable expense in the prior year ending December 31, 2005.

Other Income. Other Income during the year ended December 31, 2006 totaled $373 thousand, primarily related to payments from a stockholder related to a short swing profit liability. In March, 2006, one of our stockholders determined that it had, at a time when it was the beneficial holder of more than 10% of our outstanding equity securities, inadvertently engaged in trades which resulted in automatic short swing profit liability to the Company pursuant to Section 16(b) of the Securities Exchange Act of 1934. After becoming aware of the situation, the stockholder promptly made payments totaling $350,000 to the Company to settle the entire short swing profit liability owed as a consequence of these trades.

(b) Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

We had revenues of $1.2 million for the year ended December 31, 2005 and $47 thousand for the year ended December 31, 2004. Our net loss totaled $23.0 million for the year ended December 31, 2005 compared with a net loss of $16.0 million for the year ended December 31, 2004. The higher loss for the 2005 period resulted primarily from non-cash compensation expenses of $16.7 million from stock and option awards under our Management Equity Incentive Plan. No such expense was incurred in 2004. The 2004 period included the write-off of $3.4 million of permanent and developing crops, $3.7 million higher amortization of deferred borrowing costs and a $1.4 million write-off of deferred borrowing costs. General and administrative costs increased $17.7 million in 2005.

Our primary expenses are our ongoing overhead costs (i.e. general and administrative expense) and our interest expense.

Revenues. Revenues totaled $1.2 million during the year ended December 31, 2005 compared to $47 thousand during the year ended December 31, 2004. 2005 revenues include $1.1 million of citrus crop sales, $35 thousand of crop rental income and $39 thousand of other rental income. The 2005 revenue increase is primarily due to citrus crops that Cadiz farmed in 2005. In 2004 Cadiz leased these crops to Sun World and did not include Sun World’s revenues from citrus crop sales in the consolidated financial statements because Sun World was in bankruptcy.

Cost of Sales. Cost of Sales totaled $994,000 during the year ended December 31, 2005, reflecting the production and sale of citrus crops at the Cadiz Ranch property. Cadiz leased these crops to Sun World in 2004 and did not include Sun World’s cost of sales in the consolidated financial statements because Sun World was in bankruptcy.

General and Administrative Expenses.

General and administrative expenses during the year ended December 31, 2005 totaled $20.7 million compared with $3.1 million for the year ended December 31, 2004. General and administrative expenses include non-cash compensation costs related to stock and option awards.

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

Other general and administrative expenses, exclusive of stock based compensation costs, totaled $4.1 million during the year ended December 31, 2005, compared with $3.1 million for the year ended December 31, 2004. Higher expenses were primarily related to legal and consulting fees incurred related to water development efforts, accounting expenses related to Sarbanes Oxley compliance and initial listing costs for our listing on The NASDAQ National Market (now the NASDAQ Global Market).

Depreciation and Amortization. Depreciation and amortization totaled $0.2 million for the year ended December 31, 2005 compared to $0.5 million for 2004. The reduction in depreciation and amortization is due to certain assets becoming fully depreciated during 2005 and the write down of certain assets no longer used or useful in the restructured Cadiz business.

Interest Expense, net. Net interest expense totaled $1.9 million during the year ended December 31, 2005, compared to $7.7 million during 2004. Lower interest expense was primarily due to the November 30, 2004 debt restructuring and the repayment of $10 million of debt from the proceeds of the private placement of common stock and warrants completed on that date. The restructuring transaction resulted in the amortization of lower financing costs than the prior debt structure. The following table summarizes the components of net interest expense for the two periods (in thousands):

	Year Ended
	December 31,
	2005	2004

Interest on outstanding debt	$2,062	$3,970
Amortization of financing costs	28	3,767
Interest income	(159)	(42)

	$1,931	$7,695

Loss on Extinguishment of Debt and Debt Refinancing. Financing costs, which include legal fees and warrant costs, are amortized over the expected life of each loan agreement. In November, 2004 we entered into an agreement with ING which restructured our loan and extended the maturity date from March 31, 2005 to March 31, 2010. As a result, $1,369,000 of unamortized deferred financing costs associated with the prior loan agreement were expensed on the November 30, 2004 amendment date. Our restructured loan with ING was repaid in full in June 2006 using the proceeds of our new senior secured convertible term loan with Peloton.

Liquidity and Capital Resources

(a) Current Financing Arrangements

As we have not received significant revenues from our water resource and real estate activity to date, we have been required to obtain financing to bridge the gap between the time water resource and real estate development expenses are incurred and the time that revenue will commence. Historically, we have addressed these needs primarily through secured debt financing arrangements, private equity placements and the exercise of outstanding stock options and warrants.

Subsequent to the vote of Metropolitan’s Board in October 2002 to not proceed with the Cadiz Project and Sun World’s January 2003 bankruptcy filing, we have worked with our primary secured lenders to structure our debt in a way which allows us to continue our development of the Cadiz Project and minimize the dilution of the ownership interests of common stockholders. We entered into a series of agreements with ING Capital LLC and then refinanced the ING loan with a new $36.4 million five year zero coupon senior secured convertible term loan with Peloton Partners LLP (through an affiliate) and another lender (the “Peloton Loan”) in June 2006. The Peloton loan provided for:

•	the repayment in full of our senior secured term loan with ING;
•	a final maturity date of June 29, 2011;
•	a zero coupon structure, which requires no cash interest payments prior to the final maturity date; and
•	a 5% interest rate for the first 3 years, with a 6% interest rate thereafter.

At each lender’s option, principal plus accrued interest on each of the two loan tranches is convertible into the Company’s $0.01 par value common stock at a fixed conversion price per share. The conversion prices are subject to downward adjustment in the event of a change in control.

On or after June 29, 2007, principal and interest accrued on each of the two loan tranches can be prepaid on 30 days notice either if the Company’s stock price exceeds the tranche’s conversion price by 40% for 20 consecutive trading days in a 30 trading day period or if the Company completes the Cadiz Water Program entitlement process, secures a right-of-way for the project pipeline and arranges sufficient financing to repay the loan and build the Cadiz Project. The conversion prices of the two loan tranches are $18.15 and $23.10, respectively, so the $10 million Tranche A prepayment option would become available at a share price above $25.41 per share and the $26.4 million Tranche B prepayment option would become available at a share price above $32.34 per share.

The debt covenants associated with the loan were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed. At December 31, 2006, the Company was in compliance with its debt covenants.

In addition to allowing us to repay our former credit facility with ING, the Peloton Loan provided us with $9.3 million of additional working capital and deferred all interest payments until the June 29, 2011 final maturity date. Furthermore, the Peloton Loan, unlike the ING facility, permits us to retain any proceeds received from the exercise of warrants issued by us in 2004 as part of a $24 million private equity placement.

A private placement completed by the Company in November 30, 2004 included the issuance of warrants to purchase 405,440 shares of our common stock at an exercise price of $15.00 per share. During 2006, holders of 70,000 of the warrants exercised their warrants, resulting in the issuance by us of 70,000 shares of common stock with net proceeds of $1,050,000.

In February 2007, we exercised our right to terminate the remaining warrants upon 30 days notice, and holders of all the remaining 335,440 warrants exercised their warrants. As a result, we issued 335,440 shares of our common stock and received net proceeds of $5,031,600 during February 2007. Following these exercises, no Warrants remain outstanding.

As we continue to actively pursue our business strategy, additional financing in connection with our water programs will be required. See “Outlook”, below. The covenants in the credit facility do not prohibit our use of additional equity financing and allow us to retain 100% of the proceeds of any equity financing. We do not expect the loan covenants to materially limit our ability to finance our water development activities.

We issued 100,000 shares of Series F preferred stock to ING as part of our agreements in December 2003 (the “ING Preferred Stock”), of which 1,000 shares remain outstanding. The preferred shares are convertible into 17.28955 shares of common stock for each share of Series F Preferred Stock converted.

At December 31, 2006, we have no outstanding credit facilities or preferred stock other than the Peloton Loan and ING Preferred Stock described above.

Cash Used for Operating Activities. Cash used for operating activities totaled $5.3 million for the year ended December 31, 2006, as compared to cash used for operating activities of $3.7 million for the year ended December 31, 2005. The $1.6 million increase was primarily due to lower crop sale revenues and higher general and administrative expenses related to the Company’s water development efforts, including legal and regulatory costs associated with the Cadiz Program CEQA application and the Company’s lawsuit against the Metropolitan Water District of Southern California.

Cash Provided By (Used for) Investing Activities. No cash was used by investing activities in the year ended December 31, 2006, compared with $68 thousand used for investing activities during the same period in 2005. 2006 capital expenditures were financed with proceeds realized from the sale of a motor vehicle.

Cash Provided by Financing Activities. Cash provided by financing activities totaled $10.4 million for the year ended December 31, 2006, compared with $40 thousand for the year ended December 31, 2005. The 2006 results reflect $9.3 million of net proceeds from the placement of a new $36.4 million senior secured convertible term loan and $1.1 million of proceeds from the issuance of 70,000 shares of $0.01 par value common stock at $15.00 per share when certain warrant holders chose to exercise their warrants. In contrast, there was no material financing activity in 2005.

(b) Outlook

Short Term Outlook. The proceeds of our new $36.4 million senior secured convertible term loan and the sale of common shares pursuant to the decision by holders to exercise certain warrants issued in November 2004 provide us with sufficient funds to meet our expected working capital needs for the next 12 months. The Company expects to continue its historical practice of structuring its financing arrangements to match the anticipated needs of its development activities. See "Long Term Outlook", below. No assurances can be given, however, as to the availability or terms of any new financing.

Long Term Outlook. In the longer term, we will need to raise additional capital to finance working capital needs and any payments due under our senior secured convertible term loan at maturity. See “Current Financing Arrangements” above. Payments will be due under the term loan only to the extent that lenders elect not to exercise equity conversion rights prior to the loan’s final maturity date. Our future working capital needs will depend upon the specific measures we pursue in the entitlement and development of our real estate and water resources. We will evaluate the amount of cash needed, and the manner in which such cash will be raised, on an ongoing basis. We may meet any future cash requirements through a variety of means, including equity or debt placements, or through the sale or other disposition of assets. Equity placements would be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon our existing stockholders.

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

(1) Principles of Consolidation The Consolidated Financial Statements have been prepared by Cadiz Inc., sometimes referred to as “Cadiz” or “the Company”. On January 30, 2003, Sun World filed voluntary petitions under Chapter 11 of the Bankruptcy Code. Since that date, the financial statements of Sun World are no longer consolidated with those of Cadiz due to the Company’s loss of control over the operations of Sun World. Instead, Cadiz is accounting for its investment in Sun World on the cost basis of accounting and wrote off its net investment in Sun World of $195,000 because it did not anticipate being able to recover its investment.

(2) Intangible and Other Long-Lived Assets. Property, plant and equipment, intangible and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management’s estimates of the period over which the assets will generate revenue. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company reevaluates the carrying value of its water program annually during the first quarter of each year and has confirmed that the carrying value of the water program is not impaired as of December 31, 2006.

(3) Goodwill. As a result of a merger in May 1988 between two companies, which eventually became known as Cadiz Inc., goodwill in the amount of $7,006,000 was recorded. Approximately $3,193,000 of this amount was amortized until the adoption of Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, (“SFAS No. 142”) “Goodwill and Other Intangible Assets” on January 1, 2002. Goodwill is tested for impairment annually in the first quarter, or if events occur which require an impairment analysis be performed. The Company has confirmed that the carrying value of the goodwill is not impaired as of December 31, 2006.

(4) Deferred Tax Assets and Valuation Allowances. To date we have not generated significant revenue from our water development programs, and we have had a history of net operating losses. As such, we have generated significant deferred tax assets, including large net operating loss carry forwards for federal and state income taxes for which we have recorded a full valuation allowance. Management is currently working on water and real estate development projects, including the Cadiz Program, that are designed to generate future taxable income, although there can be no guarantee that this will occur. If taxable income is generated in future years, some portion or all of the valuation allowance will be reversed, and an increase in net income would consequently be reported.

(d) New Accounting Pronouncements

In June 2006, the FASB issued FSP FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. This Interpretation also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this Interpretation will be a two-step process. The first step will determine if it is more likely than not that a tax position will be sustained upon examination and should therefore be recognized. The second step will measure a tax position that meets the more likely than not recognition threshold to determine the amount of benefit to recognize in the financial statements. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this Statement.

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 14, 2006, or fiscal year 2006 for the Company. The adoption of SAB No. 108 did not have a material impact on the Company’s beginning retained earnings.

(e) Off Balance Sheet Arrangements

Cadiz does not have any off balance sheet arrangements at this time.

(f) Certain Known Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

Long term debt obligations	$37,347	$9	$19	$37,319	$-

Interest payable	10,433	1	1	10,431	-

Operating leases	102	74	28	-	-
	$47,882	$84	$48	$47,750	$-

Cadiz long-term debt included in the table above reflects the Peloton Loan, which was executed in June 2006, and subsequently amended in September 2006, as described above in Item 7, Managements Discussion and Analysis of Financial Condition and Results of Operation; Liquidity and Capital Resources.

ITEM 7A.     Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on long-term debt obligations that affect the fair value of these obligations. Our policy is to manage interest rate exposure by year of scheduled maturities and to evaluate expected cash flows and sensitivity to interest rate changes (in thousands of dollars). A 1% change in interest rate on the Company long term debt obligation would have resulted in interest expense fluctuating by approximately $316,000 during the year ended December 31, 2006. Circumstances could arise which may cause interest rates and the timing and amount of actual cash flows to differ materially from the schedule below:

	Long-Term Debt
	Fixed Rate	Average Interest	Variable Rate	Average Interest
Expected Maturity	Maturities	Rate	Maturities	Rate

2011	$37,347	5.4%	$-	$-

                Cadiz long-term debt included in the table above reflects the debt restructuring which occurred in June 2006, as described above in Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Cadiz Obligations.

                With the confirmation of Sun World’s consensual plan of reorganization by the U.S. Bankruptcy Court in August, 2005 and the effectiveness of the Plan in September, 2005, Cadiz is released from all liabilities under the guarantees of First Mortgage Notes issued by Sun World.

ITEM 8.     Financial Statements and Supplementary Data

                The information required by this item is submitted in response to Part IV below. See the Index to Consolidated Financial Statements.

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.     Controls And Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chairman and Chief Executive Officer (the

“Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to our Board of Directors. Based on their evaluation as of December 31, 2006, our Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the criteria in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

ITEM 9B.     Other Information

                On March 14, 2007 we filed with the Delaware Secretary of State a certificate of correction to our Second Amended and Restated Certificate of Designations of Series F Preferred Stock ("Second Amended Series F Certificate"). The certificate of correction was filed in order to correct an error whereby references remained in the Second Amended Series F Certificate to Series F Preferred Directors, although with the filing of the Second Amended Series F Certificate the position of Series F Preferred Director was abolished. In order to correct this error, references in the Second Amended Series F Certificate to "at least one of the Series F Preferred Directors" have been changed to "a majority of the Corporation's independent directors", as originally intended.

PART III

ITEM 10.     Directors, Executive Officers and Corporate Governance

The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2006.

ITEM 11.     Executive Compensation

The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2006.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2006.

ITEM 13.     Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2006.

ITEM 14.     Principal Accountant Fees and Services

The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2006.

PART IV

ITEM 15.     Exhibits and Financial Statement Schedules

1.	Financial Statements. See Index Consolidated Financial Statements.

2.	Financial Statement Schedule. See Index to Consolidated Financial Statements.

3.	Exhibits.

The following exhibits are filed or incorporated by reference as part of this Form 10-K.

3.1  Cadiz Certificate of Incorporation, as amended(1)

3.2  Amendment to Cadiz Certificate of Incorporation dated November 8, 1996(2)

3.3   Amendment to Cadiz Certificate of Incorporation dated September 1, 1998(3)

3.4   Amendment to Cadiz Certificate of Incorporation dated December 15, 2003(4)

3.5  Certificate of Elimination of Series D Preferred Stock, Series E-1 Preferred Stock and Series E-2 Preferred Stock of Cadiz Inc. dated December 15, 2003(4)

3.6      Certificate of Elimination of Series A Junior Participating Preferred Stock of Cadiz Inc., dated March 25, 2004(4)

3.7  Amended and Restated Certificate of Designations of Series F Preferred Stock of Cadiz Inc.(5)

3.8  Cadiz Bylaws, as amended (6)

3.9      Second Amended and Restated Certificate of Designations of Series F Preferred Stock of Cadiz Inc. date June 30, 2006, as corrected by Certificate of Correction dated March 14, 2007

10.1     Agreement Regarding Employment Between Cadiz Inc. and Keith Brackpool dated July 5, 2003(7)

10.2     Limited Liability Company Agreement of Cadiz Real Estate LLC dated December 11, 2003(4)

10.3     Amendment No. 1, dated October 29, 2004, to Limited Liability Company Agreement of Cadiz Real Estate LLC.(8)

10.4     The Cadiz Groundwater Storage and Dry-Year Supply Program Definitive Economic Terms and Responsibilities between Metropolitan Water District of Southern California and Cadiz dated March 6, 2001(9)

10.5     Resolution of the Directors of Cadiz Inc., authorizing the Management Equity Incentive Plan.(4)

10.6     Supplemental Resolutions of the Compensation Committee of the Board of Directors of Cadiz Inc., regarding the Management Equity Incentive Plan.(8)

10.7     Form of Incentive Plan Stock Option Agreement(10)

10.8     2004 Management Bonus Plan.(8)

10.9     Consulting Agreement dated August 1, 2002 by and between Richard Stoddard and Cadiz Inc., and Extension of Consulting Agreement dated January 1, 2004 by and between Richard Stoddard and Cadiz Inc.(8)

10.10   Employment Agreement dated September 12, 2005 between O'Donnell Iselin II and Cadiz Inc.(11)

10.11   Settlement Agreement dated as of August 11, 2005 by and between Cadiz Inc., on the one hand, and Sun World International, Inc., Sun Desert, Inc., Coachella Growers and Sun World/Rayo, on the other hand(12)

10.12   $36,375,000 Credit Agreement among Cadiz Inc. and Cadiz Real Estate LLC, as Borrowers, the Several Lenders from time to time parties thereto, and Peloton Partners LLP, as Administrative Agent, dated as of June 26, 2006(13)

10.13   Amendment No. 1 dated September 29, 2006 to the $36,375,000 Credit Agreement among Cadiz Inc. and Cadiz Real Estate LLC, as Borrowers, the Several Lenders from time to time parties thereto and Peloton Partners LLP, as Administrative Agent, dated as of June 26, 2006 (14)

10.14   Outside Director Compensation Plan(15)

10.15   Resolutions adopted by the Cadiz Inc. Board of Directors on March 13, 2007, increasing the annual salary paid to Keith Brackpool and the monthly consulting fees paid to Richard E. Stoddard.

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

____________________________________________________________________________

(1)	Previously filed as an Exhibit to our Registration Statement of Form S-1 (Registration No. 33-75642) declared effective May 16, 1994 filed on February 23, 1994
(2)	Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended September 30, 1996 filed on November 14, 1996
(3)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 filed on November 13, 1998
(4)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003 filed on November 2, 2004.
(5)	Previously filed as an Exhibit to our Current Report on Form 8-K dated November 30, 2004 filed on December 2, 2004.
(6)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed on August 13, 1999
(7)	Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 2, 2004
(8)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed on March 31, 2005
(9)	Previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed on March 28, 2002
(10)	Previously filed as an Exhibit to our Form S-8 Registration Statement No. 333-124626 filed on May 4, 2005
(11)	Previously filed as an Exhibit to our Current Report on Form 8-K dated October 3, 2005 filed on October 3, 2005
(12)	Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 14, 2005
(13)	Previously filed as an exhibit to our registration statement on Form S-3 (Registration No. 333-126117) filed on July 28, 2006
(14)	Previously filed as an exhibit to our current report on Form 8-K dated October 4, 2006 and filed October 4, 2006
(15)	Previously filed as appendix B to our definitive proxy dated October 10, 2006 and filed October 10, 2006

INDEX TO FINANCIAL STATEMENTS

CADIZ INC. CONSOLIDATED FINANCIAL STATEMENTS

(Schedules other than those listed above have been omitted since they are either not required, inapplicable, or the required information is included on the financial statements or notes thereto.)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cadiz Inc.:

We have completed integrated audits of Cadiz Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cadiz Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Los Angeles, California
March 16, 2007

CADIZ INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31,
(In thousands, except per share data)	2006	2005	2004

Total revenues	$614	$1,197	$47

Costs and expenses:
Cost of sales (exclusive of depreciation shown below)	721	994	-
General and administrative	7,710	20,732	3,050
Write-off of permanent and developing crops (Note 2)	-	-	3,443
Depreciation and amortization	154	229	527

Total costs and expenses	8,585	21,955	7,020

Operating loss	(7,971)	(20,758)	(6,973)

Interest expense, net	(2,434)	(1,931)	(7,695)
Loss on extinguishment of debt and debt refinancing	(868)	-	(1,369)
Change in fair value of derivative liability	(2,919)	-	-
Other income	373	-	-

Other income (expense), net	(5,848)	(1,931)	(9,064)

Net loss before income taxes	(13,819)	(22,689)	(16,037)

Income tax expense	6	336	-

Net loss	(13,825)	(23,025)	(16,037)

Net loss applicable to common stock	$(13,825)	$(23,025)	$(16,037)

Basic and diluted net loss per share	$(1.21)	$(2.14)	$(2.32)

Weighted-average shares outstanding	11,381	10,756	6,911

See accompanying notes to the consolidated financial statements.

CADIZ INC.
CONSOLIDATED BALANCE SHEET
	December 31,
($ in thousands)	2006	2005

ASSETS

Current assets:
Cash and cash equivalents	$10,397	$5,302
Accounts Receivable	301	170
Prepaid interest expense	-	740
Prepaid expenses and other	243	34

Total current assets	10,941	6,246

Property, plant, equipment and water programs, net	35,190	35,323
Goodwill	3,813	3,813
Other assets	382	664

Total assets	$50,326	$46,046

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$444	$369
Accrued liabilities	380	819
Current portion of long term debt	9	8

Total current liabilities	833	1,196

Long-term debt	25,881	25,883

Total liabilities	26,714	27,079

Contingencies (Note 12)

Stockholders' equity:
Series F convertible preferred stock - $.01 par value:
100,000 shares authorized, shares issued and outstanding -
1,000 at December 31, 2006 and 1,000 at December 31, 2005	-	-
Common stock - $0.01 par value; 70,000,000 shares
authorized; shares issued and outstanding: 11,536,597 at
December 31, 2006 and 11,330,463 at December 31, 2005	116	114

Additional paid-in capital	245,206	226,738
Accumulated deficit	(221,710)	(207,885)
Total stockholders' equity	23,612	18,967

Total liabilities and stockholders' equity	$50,326	$46,046

See accompanying notes to the consolidated financial statements.

CADIZ INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
($ in thousands)	2006	2005	2004

Cash flows from operating activities:
Net loss	$(13,825)	$(23,025)	$(16,037)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	154	229	527
Amortization of debt issuance costs	40	28	286
Amortization of debt discount	783	-	3,481
Loss on extinguishment of debt and debt refinancing	868	-	1,369
Interest added to loan principal Net (gain)/loss on disposal of assets	1,463 (21)	851 42	- -
Write-off of permanent and developing crops	-	-	3,443
Change in value of derivative liability	2,919	-	-
Compensation charge for stock awards and share options	2,260	16,687	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(131)	(170)	-
Decrease (increase) in prepaid borrowing expense	523	-	-
Decrease (increase) in prepaid expenses and other	(209)	1,236	122
(Decrease) increase in accounts payable	75	(101)	(386)
(Decrease) increase in accrued liabilities	(175)	522	(454)

Net cash used for operating activities	(5,276)	(3,701)	(7,649)

Cash flows from investing activities:
Deconsolidation of subsidiary	-	-	-
Additions to property, plant and equipment	(22)	(68)	(8)
Proceeds from asset disposition	22	-	-
Decrease (increase) in restricted cash	-	-	2,142

Net cash provided by (used for) investing activities	-	(68)	2,134

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,050	-	21,274
Proceeds from issuance of long-term debt	36,375	44	-
Debt issuance costs	(408)	-	(150)
Principal payments on long-term debt	(26,646)	(4)	(10,000)

Net cash provided by financing activities	10,371	40	11,124

Net increase in cash and cash equivalents	5,095	(3,729)	5,609

Cash and cash equivalents, beginning of period	5,302	9,031	3,422

Cash and cash equivalents, end of period	$10,397	$5,302	$9,031

Non-cash financing and investing activities

Settlement of note receivable from officer	$-	$-	$1
Issuance of common stock to prepay interest on term loan obligations
Issuance of common stock for services accrued in prior year	-	447	350
Exchange of deferred stock units for common stock	-	-	654

See accompanying notes to the consolidated financial statements.

CADIZ INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2006, 2005 and 2004
($ in thousands)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance as of December 31, 2003	100,000	$1	6,471,385	$65	$184,974	(168,823)	$16,217

Exchange of deferred stock units for common stock	-	-	1,289	-	654	-	654
Issuance of common stock for cash	-	-	2,000,000	20	23,654	-	23,674
Issuance of common stock for services	-	-	140,000	1	349	-	350
Conversion of Series F convertible preferred stock	(99,000)	(1)	1,711,665	17	(16)	-	-
Net loss	-	-	-	-	-	(16,037)	(16,037)

Balance as of December 31, 2004	1,000	-	10,324,339	103	209,615	(184,860)	24,858

Issuance of common stock for services	-	-	37,200	1	446	-	447
Issuance of management incentive shares and options	-	-	968,933	10	16,677	-	16,687
Fractional shares retired	-	-	(9)	-	-	-	-
Net loss	-	-	-	-	-	(23,025)	(23,025)

Balance as of December 31, 2005	1,000	$-	11,330,463	$114	$226,738	$(207,885)	$18,967

Convertible term loan conversion option	-	-	-	-	15,160	-	15,160
Stock compensation expense and issuance of management incentive and outside director shares	-	-	136,195	1	2,259	-	2,260
Common stock issued due to warrant exercise	-	-	70,000	1	1,049	-	1,050
Fractional shares retired	-	-	(61)	-	-	-	-

Net Loss	-	-	-	-	-	(13,825)	(13,825)

Balance as of December 31, 2006	1,000	$-	11,536,597	$116	$245,206	$(221,710)	$23,612

See accompanying notes to the consolidated financial statements.

CADIZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

The Company’s primary assets are 45,000 acres of land in three areas of eastern San Bernardino County, California. Virtually all of this land is underlain by high-quality groundwater resources with demonstrated potential for recreational, residential, and agricultural development. The properties are also located in proximity to the Colorado River and the Colorado River Aqueduct, the major source of imported water for southern California. The aquifer systems underlying the properties contain large amounts of water and are suitable for water storage and supply programs.

The value of these assets derives from a combination of projected population increases and limited water supplies throughout southern California. In addition, most of the major population centers in southern California are not located where significant precipitation occurs, requiring the importation of water from other parts of the state. The Company therefore believes that a competitive advantage exists for companies that can provide high quality, reliable, and affordable water to major population centers.

In 1993 the Company secured permits for up to 9,600 acres of agricultural development in the Cadiz Valley and the withdrawal of more than 1 million acre-feet of ground water from the aquifer system underlying the property. In 1997, the Company entered into the first of a series of agreements with the Metropolitan Water District of Southern California (“Metropolitan”) to jointly design, permit and build an aquifer storage and supply program on the Company’s land in the Cadiz and Fenner Valleys (the “Cadiz Project” or the “Project”).

Between 1997 and 2002, Metropolitan and the Company received substantially all of the various state and federal approvals required for permits to construct and operate the project and received a federal Record of Decision (“ROD”) from the U.S. Department of the Interior, which endorsed the Cadiz Project and offered a right of way grant for the construction of project facilities. The federal government also approved a Final Environmental Impact Statement (“FEIS”) in compliance with the National Environmental Policy Act (“NEPA”).

Despite the significant progress made in the federal environmental review process, in October 2002 Metropolitan’s Board voted not to accept the right of way grant offered by the U.S. Department of the Interior and refused to consider whether or not to certify the Final Environmental Impact Report (“FEIR”), which was a necessary action to authorize implementation of the Cadiz Project in accordance with the California Environmental Quality Act (“CEQA”).

When Metropolitan’s Board declined to proceed with the Cadiz Project, the FEIR was complete and awaiting certification at a hearing scheduled for late October 2002. It is the Company’s position that these actions by Metropolitan breached various contractual and fiduciary obligations to the Company, and interfered with the economic advantage it would have obtained from the Cadiz Project. In April 2003 the Company filed a claim against Metropolitan seeking compensatory damages. When settlement negotiations failed to produce a resolution, the Company filed a lawsuit against Metropolitan in Los Angeles Superior Court on November 17, 2005. The claims for breach of fiduciary duty, breach of express contract, promissory estoppel, breach of implied contract and specific performance have all been allowed by the Court and are scheduled for trial in late 2007.

Meanwhile, the need for water storage and supply programs has not abated. Moreover, the advantages of underground water storage facilities are increasingly evident. These include minimal surface environmental impacts, lower capital investment, protection from airborne contaminants and minimal evaporative water loss. Therefore the Company continues to pursue the completion of the environmental review process for the Cadiz Project.

To that end, the County of San Bernardino has agreed to serve as the CEQA lead agency for the completion of the environmental review of the Cadiz Project and issue any permits required under California law once the review is completed. The Company is also working with the U.S. Department of the Interior to have the permits that were approved during the federal environmental review process, including the right of way granted in the ROD, issued directly to the Company for the benefit of any participating public agency. Additionally, the Company is in discussions with several other public agencies regarding their interest in participating in the Cadiz Project. These agencies have access to sources of water that can be stored in the Cadiz Project.

In addition to agriculture and water development, the rapid growth of nearby desert communities in southern California, Nevada and Arizona indicates that the Company’s land holdings may be suitable for other types of development. To this end, the Company has conducted a detailed analysis of the Company’s land assets to assess the opportunities for these properties. Based on this analysis, the Company believes that its properties have significant long-term potential for residential and commercial development. The Company is continuing to explore alternative land uses to maximize the value of its properties.

In 2006, the Company refinanced its long term debt with a new $36.4 million zero coupon senior secured convertible term loan that matures on June 29, 2011 and received $1.1 million when certain holders of warrants issued in 2004 exercised their right to purchase 70,000 common shares at $15.00 per share. In 2007, the Company exercised its right to terminate the remaining warrants on March 2, 2007, subject to a 30 day notice period. In response, the remaining warrant holders exercised their right to purchase 335,440 shares of the Company’s common stock during the notice period, and the Company received an additional $5.0 million from the sale of these shares. Following this exercise, no Warrants remain outstanding.

The Chapter 11 Reorganization Plan of the Company’s Sun World International Inc. subsidiary became effective in 2005, and the Company has no further liabilities related to the business or operations of Sun World.

The Company remains committed to its land and water assets and we continue to explore all opportunities for development of these assets. The Company cannot predict with certainty which of these various opportunities will ultimately be utilized.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

As discussed in Note 1, on October 8, 2002, Metropolitan’s Board voted not to proceed with the Cadiz Project and thereby did not consider acceptance of the terms and conditions of the federal right-of-way grant. The Company believes that, by failing to complete the environmental review process for the Cadiz Project, Metropolitan breached various contractual and fiduciary obligations to the Company and interfered with the economic advantage it would have obtained from the Cadiz Project. In April 2003 the Company filed a claim against Metropolitan seeking compensatory and damages. When settlement negotiations failed to produce a resolution, the Company filed a lawsuit against Metropolitan in Los Angeles Superior Court on November 17, 2005.

The Company remains committed to its water programs and it continues to explore all opportunities for development of these assets. As further discussed in Note 1, the County of San Bernardino has agreed to serve as the CEQA lead agency for the completion of the environmental review of the Cadiz Project and issue any permits required under California law once the review is completed. The Company is also in discussions with several other public agencies regarding their interest in participating in the Cadiz Project. However, at the present time, the Company does not have a commitment from any of these parties for the implementation of the Cadiz Project.

In June 2006, the Company raised $36.4 million through the private placement of a five year zero coupon convertible term loan with Peloton Partners LLP (“Peloton”), as administrative agent, and an affiliate of Peloton and another investor, as lenders. The proceeds of the new term loan were partially used to repay the Company’s prior term loan facility with ING Capital LLC (“ING”). In September 2006, and additional $1.1 million was raised when certain holders of warrants to purchase the Company’s common stock at $15.00 per share chose to exercise the warrants and purchase 70,000 shares of common stock. Based on current forecasts, the Company believes that it sufficient resources to fund operations beyond December 2007.

The Company’s current resources do not provide the capital necessary to fund a water or real estate development project should the Company be required to do so. There is no assurance that additional financing (public or private) will be available on acceptable terms or at all. If the Company issues additional equity or equity linked securities to raise funds, the ownership percentage of the Company’s existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If the Company cannot raise needed funds, it might be forced to make further substantial reductions in its operating expenses, which could adversely affect its ability to implement its current business plan and ultimately its viability as a company.

Subsequent to the effective date of the Chapter 11 reorganization plan of Sun World, the Company’s primary activities are limited to the development of its water resources and related assets. From the effective date of the plan through December 31, 2006, the Company has incurred losses of approximately $19.1 million and used cash in operations of $6.5 million.

Reclassifications

The Company reclassified stock based compensation in the 2005 financial statements to conform to the current presentation. This reclassification had no effect on the Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Consolidated Statements of Stockholder’s Equity.

Principles of Consolidation

On January 30, 2003 the Company’s wholly-owned subsidiary, Sun World International, Inc. and certain of its subsidiaries (Sun Desert Inc., Coachella Growers, and Sun World/Rayo) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. As of that date, the financial statements of Sun World were no longer consolidated with those of Cadiz due to the Company’s loss of control over the operations of Sun World. Cadiz accounts for its investment in Sun World using the cost basis of accounting and ascribes no value to its investment in Sun World.

In December 2003, the Company transferred substantially all of its assets (with the exception of an office sublease, certain office furniture and equipment and any Sun World related assets) to Cadiz Real Estate LLC, a Delaware limited liability company (“Cadiz Real Estate”). The Company holds 100% of the equity interests of Cadiz Real Estate, and therefore continues to hold 100% beneficial ownership of the properties that it transferred to Cadiz Real Estate. Because the transfer of the Company’s properties to Cadiz Real Estate has no effect on its ultimate beneficial ownership of these properties, the properties owned of record either by Cadiz Real Estate or by the Company are treated as belonging to the Company.

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

Stock-Based Compensation

General and administrative expenses include $2,260,000 and $16,687,000 of stock based compensation expenses in the fiscal years ending December 31, 2006 and 2005, respectively.

Prior to the January 2006 adoption of SFAS 123R, the Company accounted for grants of options to employees to purchase its common stock using the intrinsic value method in accordance with APB Opinion No. 25 and FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation”. As permitted by SFAS 123 and as amended by SFAS No. 148, the Company chose to continue to account for such option grants under APB Opinion No. 25 and provide the expanded disclosures specified in SFAS 123, as amended by SFAS No. 148.

Had compensation cost for the Company’s option grants been determined based on their fair value at the grant date for awards consistent with the provisions of SFAS 123R, the Company’s net loss per share for the twelve months ended December 31, 2005 and 2004 would have been the adjusted pro forma amounts indicated below (dollars in thousands):

		Year Ended December 31,
		2005	2004

Net loss applicable to common stock:	As reported	$(23,025)	$(16,037)
	Additional expense under SFAS 123	$(3,096)	-
	Pro forma	$(26,121)	$(16,037)

Net loss per common share:	As reported	$(2.14)	$(2.32)
	Additional expense under SFAS123	$(0.29)	$-
	Pro forma	$(2.43)	$(2.32)

                For purposes of computing the pro forma disclosures required by SFAS 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option pricing model.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment”, which requires all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their grant date fair values. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company adopted the new requirements using the modified prospective transition method during the first quarter of 2006, and as a result, will not retroactively adjust results from prior periods. Under this transition method, compensation expense associated with stock options recognized in fiscal 2006 included: 1) expenses related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) expenses related to all stock option awards granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company will apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis over the requisite service period. 365,000 options were granted under the Company’s 2003 Management Equity Incentive Plan in 2005, and 12,339 options were granted in 2006. The Options have a 10 year term with vesting periods ranging from the issuance date to three years. The 2006 options had a strike price equal to the fair market value of the Company’s common stock on the grant date.

As a result of the adoption of SFAS 123R, the Company recorded expense in the amount of $877,000 in 2006 related to the fair value of options. $831,000 of this amount was related to options granted in 2005. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. The remaining vesting periods are relatively short, and the potential impact of forfeitures is not material. The Company is in a tax loss carryforward position and is not expected to realize a benefit from any additional compensation expense recognized under SFAS 123R. See Note 4 - Income Taxes.

Net Loss Per Common Share

Basic Earnings Per Share (EPS) is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any, by the weighted-average common shares outstanding. Options, deferred stock units, warrants, participating and redeemable preferred stock and the zero coupon term loan convertible into or exercisable for certain shares of the Company’s common stock were not considered in the computation of diluted EPS because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 1,583,000 shares, 725,000 shares and 68,000 shares for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Prepaid Interest Expense

As part of the private sale of common shares on November 30, 2004, the Company issued to its lender, ING, $2.4 million of units as prepaid interest under the Company’s $25 million secured term loan from ING. On December 31, 2005, the current portion of this interest was included in Prepaid Interest Expense and the non-current portion was included in Other Assets in the Consolidated Balance Sheet. The total amount of prepaid interest was $1,284,000 on December 31, 2005. The ING loan was repaid in full on June 29, 2006, and there was no Prepaid Interest Expense balance on December 31, 2006.

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

Water rights and water storage and supply programs are stated at cost. Certain costs directly attributable to the development of such programs have been capitalized by the Company. These costs, which are expected to be recovered through future revenues, consist of direct labor, drilling costs, consulting fees for various engineering, hydrological, environmental and feasibility studies, and other professional and legal fees.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, including intangibles, for potential impairment when circumstances indicate that the carrying amount of the asset may not be recoverable. This evaluation is based upon estimated future cash flows. In the event that the undiscounted cash flows are less than the net book value of the assets, the carrying value of the assets will be written down to their estimated fair value. As a result of the actions taken by Metropolitan in the fourth quarter of 2002 as described in Note 1, the Company, with the assistance of a valuation firm, evaluated the carrying value of its water program and determined that the asset was not impaired and that the costs were estimated to be recovered through implementation of the Cadiz Project with other government organizations, water agencies and private water users. In 2006, 2005 and 2004 the Company reviewed the valuation of the water program and concluded that the carrying amount of the program was not impaired. The Company’s estimate could be impacted by changes in plans related to the Cadiz Project.

Permanent crops and developing crops shown as Cadiz assets consist of lemon groves and grape vineyards located on the Cadiz Valley property. These crops have previously been leased to Sun World and an unaffiliated third party. During the fourth quarter of the year ended December 31, 2004, the long-standing lease to Sun World was terminated. Due to the uncertainty of recovering the carrying value of the permanent and developing crops, the Company recorded a charge of $3.4 million in 2004 to write off the capitalized cost of these crops, which is shown under the heading “Write-off of permanent and developing crops” on the Consolidated Statement of Operations.

Goodwill and Other Assets

As a result of a merger in May 1988 between two companies which eventually became known as Cadiz Inc., goodwill in the amount of $7,006,000 was recorded. Approximately $3,193,000 of this amount was amortized prior to the adoption of Statement of Financial Accounting Standards No. 142, (“SFAS No. 142”) “Goodwill and Other Intangible Assets” on January 1, 2002. Goodwill is tested for impairment annually in the first quarter of each year, or if events occur which require an impairment analysis be performed. As a result of the actions taken by Metropolitan in the fourth quarter of 2002 as described in Note 1, the Company, with the assistance of a valuation firm, performed an impairment test of its goodwill and determined that its goodwill was not impaired. In addition, the Company performed an annual impairment test of goodwill in the first quarter of 2006, 2005 and 2004 and determined that the goodwill was not impaired.

Capitalized loan fees represent costs incurred to obtain debt financing. Such costs are amortized over the life of the related loan. The capitalized loan fees relate to the zero coupon secured convertible term loan with Peloton Partners LLP and the prior term loan with ING Capital LLC, as described in Note 6.

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

Fair Value of Financial Instruments

Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and accrued liabilities due to their short-term nature. The carrying value of the Company's debt, before discount, approximates fair value, based on interest rates currently available to the Company for debt with similar terms.

Supplemental Cash Flow Information

As described in Note 2, cash interest payments due on the ING loan were credited against a $2.4 million prepaid interest account that had been established for this purpose. No cash payments are due on the new Peloton Loan prior to the June 29, 2011 final maturity date.

Cash payments for income taxes were $128,200 in the year ended December 31, 2006. No cash was paid for income taxes during the years ended December 31, 2005 and 2004, respectively.

Recent Accounting Pronouncements

In June 2006, the FASB issued FSP FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. This Interpretation also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this Interpretation will be a two-step process. The first step will determine if it is more likely than not that a tax position will be sustained upon examination and should therefore be recognized. The second step will measure a tax position that meets the more likely than not recognition threshold to determine the amount of benefit to recognize in the financial statements. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this Statement.

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 14, 2006, or fiscal year 2006 for the Company. The adoption of SAB No. 108 did not have a material impact on the Company’s beginning retained earnings.

NOTE 3 - PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

Property, plant, equipment and water programs consist of the following (dollars in thousands):

	December 31,
	2006	2005

Land and land improvements	$21,986	$21,986
Water programs	14,274	14,274
Buildings	1,191	1,191
Machinery and equipment	726	2,103
	38,177	39,554
Less accumulated depreciation	(2,987)	(4,231)

	$35,190	$35,323

Depreciation expense during the years ended December 31, 2006, 2005 and 2004 was $154,000, $229,000 and $527,000 respectively.

NOTE 4 - OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	December 31,
	2006	2005

Deferred loan costs, net	$382	$120
Prepaid interest	-	544
	$382	$664

Amortization of deferred loan costs was $40,000, $28,000 and $286,000 in 2006, 2005, and 2004, respectively, and is included in interest expense in the statement of operations.

NOTE 5 - ACCRUED LIABILITIES

	December 31,
	2006	2005

Interest	$-	$264
Payroll, bonus, and benefits	10	4
Consulting and Legal expenses	72	65
Income & other taxes	238	336
Other expenses	60	150
	$380	$819

NOTE 6 - LONG-TERM DEBT

At December 31, 2006 and 2005, the carrying amount of the Company’s outstanding debt is summarized as follows (dollars in thousands):

	December 31,
	2006	2005

Zero coupon secured convertible term loan due June 29, 2011. Interest accruing at 5% per annum until June 29, 2009 and at 6% thereafter	$37,316	$-
Senior term loan due March 31, 2010, interest payable semi-annually, at 4% in cash plus 4% paid in kind until March 31, 2008 and 4% in cash plus 6% paid in kind thereafter	-	25,851
Other loans	31	40
Debt Discount	(11,457)	-
	25,890	25,891

Less current portion	9	8

	$25,881	$25,883

Pursuant to the Company’s loan agreements, annual maturities of long-term debt outstanding on December 31, 2006 are as follows:

Year	$000’s
2007	$ 9
2008	9
2009	9
2010	4
2011	37,316
$ 37,347

        In June, the Company entered into a $36.4 million five year zero coupon convertible term loan with Peloton Partners LLP, as administrative agent for the loan, and with an affiliate of Peloton and another investor, as lenders (the “Peloton Loan”). Certain terms of the loan were subsequently amended pursuant to Amendment #1 to the Credit Agreement, which was effective September 29, 2006. Under the terms of the loan, interest accrues at a 5% annual rate for the first 3 years and 6% thereafter, calculated on the basis of a 360 day year and actual days elapsed. The entire amount of accrued interest is due at the final maturity of the loan in June, 2011. Substantially all the assets of the Company have been pledged as collateral for the term loan, which contains representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company’s ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person. However, there are no financial maintenance covenants and no restrictions on the Company’s ability to issue additional common stock to fund future working capital needs.

At the lender’s option, principal plus accrued interest is convertible into the Company’s $0.01 par value common stock. The loan is divided into two tranches: the $10 million Tranche A is convertible at $18.15 per share, and the $26.4 million Tranche B is convertible at $23.10 per share. A maximum of 2,221,909 shares are issuable pursuant to these conversion rights, with this maximum number applicable if the loan is converted on the final maturity date. The Company has more than sufficient authorized common shares available for this purpose.

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

Each of the loan tranches can be prepaid if the price of the Company’s stock on the NASDAQ Global Market exceeds the conversion price of the tranche by 40% or if the Company obtains a certified environmental impact report for the Cadiz groundwater storage and dry year supply program, a pipeline right-of-way and permits for pipeline construction and financing commitments sufficient to construct the project. The Company has filed a registration statement on Form S-3 covering the resale of all the securities issuable upon conversion of the loan.

The Company has analyzed all of the above provisions of the convertible loan and related agreements for embedded derivatives under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and related Emerging Issues Task Force (EITF) interpretations and SEC rules. The Company concluded that certain provisions of the convertible loan agreement, which were in effect prior to the first amendment date, may be deemed to be derivatives for purposes of the application of FASB Statement No. 133 and EITF 00-19: Accounting for Derivative Financial Instruments to, and Potentially Settled in, a Company’s Own Stock. Therefore, in accordance with FASB Statement No. 133, these embedded instruments were bifurcated from the host debt instrument and classified as a liability in the Company’s financial statements. The Company prepared valuations for each of the deemed derivatives using a Black-Scholes option pricing model and recorded a liability of approximately $12.2 million on the June 30 loan funding date, with an offsetting discount to the convertible term loan.

On June 30, 2006, the derivative liability was classified and recorded as part of long term debt in the balance sheet. The debt discount will be amortized to interest expense over the life of the loan using the effective interest amortization method. The principal valuation assumptions are as follows:

Loan balance available for conversion:	$36.4 million
Expected term:	5 years
Cadiz common share price:	$17.01
Volatility:	46%
Risk-free Interest Rate:	5.18%
Change in control probability:	10%

                On September 29, 2006 the terms of the loan were amended, and it was determined that bifurcation of the embedded equity conversion option is no longer required. The derivative liability was adjusted to fair value on the amendment date, and the $2,919,000 increase in fair value was recorded as an “Other Expense” item in the Consolidated Statement of Operations. The $15.2 million fair value of the derivative liability was then transferred to the Additional Paid-in Capital component of Stockholder’s Equity in accordance with the tentative conclusion reached by the Emerging Issues Task Force at the task force’s September 7, 2006 meeting.

The Company incurred $408,000 of outside legal expenses related to the negotiation and documentation of the loan, which will be amortized over the life of the loan using the interest amortization method

The proceeds of the Peloton Loan were applied to repay in full the Company’s term loan facility with ING described below. As a result, ING retained the $762,000 remaining balance of the prepaid interest credit account described below, and the write-off of this asset was reflected in the “Other Expense” caption of the Statement of Operations. The write-off of $106,000 of unamortized debt issuance costs related to the ING loan was also reflected under “Other Expense”.

On November 30, 2004 the Company entered into an amendment of its senior term loan agreement with ING Capital LLC (the “ING Loan”). The amendment of the credit facility did not constitute a troubled debt restructuring and was accounted for as a debt extinguishment under EITF 96-19. Pursuant to this amendment, the Company;
  repaid in full the senior term loan portion of the facility with ING of $10 million and reduced to $25 million the oustanding principal balance under the existing revolving portion of the loan;
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
The terms of the ING Loan also required certain mandatory prepayments from the cash proceeds of future equity issuances by the Company and prohibited the payment of dividends. The ING Loan was secured by substantially all of the assets of the Company. It was repaid in full on June 29, 2006.

At December 31, 2006 the Company was in compliance with its debt covenants under the Peloton Loan.

NOTE 7 - INCOME TAXES

Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available carryforwards. Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows (in thousands):

	December 31,
	2006	2005

Deferred tax assets:
Net operating losses	$25,501	$22,763
Fixed asset basis difference	7,645	8,037
Contributions carryover	6	-
Accrued liabilities and other	1,049	814

Total deferred tax assets	34,201	31,614

Valuation allowance for deferred tax assets	(34,201)	(31,614)

Net deferred tax asset	$-	$-

The valuation allowance increased $2,587,000 in 2006, primarily due to an increase in the net operating loss category of deferred tax.
As of December 31, 2006, the Company had net operating loss (NOL) carryforwards of approximately $69.7 million for federal income tax purposes and $20.3 million for California state income tax purposes. Such carryforwards expire in varying amounts through the year 2026. These amounts reflect the effective reduction of the NOL carryforwards as a result of ownership change annual limitation amounts.

On August 26, 2005, a Settlement Agreement between Cadiz, on the one hand, and Sun World and three of Sun World’s subsidiaries, on the other hand, was approved by the U.S.

Bankruptcy Court, concurrently with the Court’s confirmation of the amended Plan. The Settlement Agreement provides that following the September 6, 2005 effective date of Sun World’s plan of reorganization, Cadiz will retain the right to utilize the Sun World net operating loss carryovers (NOLs). Sun World Federal NOLs are estimated to be approximately $57.8 million. If, in any year from calendar year 2005 through calendar year 2011, the utilization of such NOLs results in a reduction of Cadiz’ tax liability for such year, then Cadiz will pay to the Sun World bankruptcy estate 25% of the amount of such reduction, and shall retain the remaining 75% for its own benefit. There is no requirement that Cadiz utilize these NOLs during this reimbursement period, or provide any reimbursement to the Sun World bankruptcy estate for any NOLs used by Cadiz after this reimbursement period expires.

Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against these assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.

Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change of ownership” as defined by Section 382. Due to past equity issuances and equity issuances in 2005, and due to the Chapter 11 filing by Sun World, the Company’s ability to utilize net operating loss carryforwards is limited to approximately $6.6 million annually, potentially adjusted by built-in gain items.

A reconciliation of the income tax benefit to the statutory federal income tax rate is as follows (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004

Expected federal income tax benefit at 34%	$(4,700)	$(7,714)	$(5,453)
Loss with no tax benefit provided	3,426	1,672	1,993
State income tax	6	336	2
Stock Options	(21)	4,020	-
Losses utilized against unconsolidated
subsidiary taxable income	-	2,012	1,837
Non-deductible expenses and other	1,295	10	1,621

Income tax expense (benefit)	$6	$336	$-

NOTE 8 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Plan for its salaried employees. The Company matches 100% of the first three percent of annual base salary and 50% of the next two percent of annual base salary contributed an employee to the plan. The Company contributed $20,000, $22,000 and $3,000 to the plans for fiscal years 2006, 2005 and 2004, respectively.

NOTE 9 - PREFERRED AND COMMON STOCK

Series F Convertible Preferred Stock

The Company has an authorized class of 100,000 shares of $0.01 par value Series F Convertible preferred stock (“Series F Preferred Stock”). On December 15, 2003, the Company issued 100,000 shares of Series F Convertible Preferred Stock in conjunction with the extension of the Company’s senior term loan maturity date. The 100,000 preferred shares were initially convertible into 1,728,955 shares of common stock of the Company. If dividends are paid on the Company’s common stock, holders of Series F Preferred Stock are entitled to receive dividends as if the preferred shares had been converted to common stock. The Series F Preferred Stock may not be redeemed by the Company. The estimated value of the Series F Preferred Stock was recorded as a debt discount and was being amortized over the initial term of the senior term loans through March 31, 2005. On November 30, 2004, the senior term loans were amended. 99,000 shares of the Series F Preferred Stock were converted into 1,711,665 shares of common stock of the Company, leaving 1,000 shares of the Series F Preferred Stock outstanding, and the remaining debt discount of $1.4 million was written off.

Common Stock and Warrants

On November 30, 2004, the Company completed a private placement of 400,000 Units at the price of $60.00 per Unit. Each Unit consisted of five (5) shares of the Company’s common stock and one (1) common stock purchase warrant. Each Warrant will entitle the holder to purchase, commencing 180 days from the date of issuance, one (1) share of common stock at an exercise price of $15.00 per share. Each Warrant has a term of three (3) years, but may be terminated early by the Company on 30 days notice during the period commencing twelve months after completion of the placement, if the common shares have been registered and the closing market price of the Company’s common stock exceeds $18.75 for 10 consecutive trading days. The requirements of this call provision had been satisfied on December 31, 2006.

An individual who assisted the company in identifying participants in the November 30, 2004 private placement elected to receive a commission for the services in stock rather than cash. The commission amount was $326,400, and 27,200 common shares and 5,440 warrants were issued in payment of the obligation in February, 2005.

The 2004 Management Bonus Plan provided for the granting of 10,000 shares of common stock valued at $12.00 per share. The cost of the grant was recognized in December 2004, and 10,000 shares were issued in May, 2005.

As discussed in Note 6, principal and accrued interest on the Peloton Loan is convertible into common shares of the company at the Lender’s option. The terms of the loan include optional prepayment provisions that could result in an early conversion of the loan under certain circumstances, and a preferred conversion formula is provided upon a change in control of the Company.

NOTE 10 - STOCK-BASED COMPENSATION PLANS AND WARRANTS

The Company has issued options pursuant to its 1996 Stock Option Plan (the "1996 Plan"), the 1998 Non-Qualified Stock Option Plan (the “1998 Plan”) and the 2003 Management Equity Incentive Plan. The Company also has granted stock awards pursuant to its 2003 Management Equity Incentive Plan, 2004 Management Bonus Plan and Outside Director Compensation Plans described below.

1996, 1998 and 2000 Stock Option Plans

All options under the 1996 Plan, the 1998 Plan and the 2000 Plan were granted at a price approximating fair market value at the date of grant, had vesting periods ranging from issuance date to five years, had maximum terms ranging from five to seven years and were issued to directors, officers, consultants and employees of the Company.

With one exception, all options issued under the 1996 Plan, the 1998 Plan and the 2000 plan expired in 2005. All the options issued under these plans had strike prices significantly above market prices. In 2005, an agreement was reached with the sole holder of unexpired options issued under these plans to cancel those options. The 1996 Plan, the 1998 Plan and the 2000 Plan were then terminated. As a result, all options outstanding at December 31, 2005 and December 31, 2006 were issued under the 2003 Management Equity Incentive Plan.

2003 Management Equity Incentive Plan

In December 2003, concurrently with the completion of the Company’s then current financing arrangements with ING, the Company’s board of directors authorized the adoption of a Management Equity Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, a total of 1,472,051 shares of common stock and common stock options may be granted to key personnel. The Board formed allocation committees to direct the initial allocation of 717,373 of these shares and a subsequent allocation of 377,339 shares of common stock and 377,339 options to purchase common stock.

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

2006 Outside Director Compensation Plan

The Cadiz Inc. Outside Director Compensation Plan was approved by Cadiz shareholders in November 2006. Under the plan, each outside director receives $30,000 of cash compensation and receives a deferred stock award consisting of shares of the Company’s common stock with a value equal to $20,000 on June 30th of each year. The award accrues on a quarterly basis, with $7,500 of cash compensation and $5,000 of stock earned for each fiscal quarter in which a director serves. The deferred stock award vests automatically on the January 31st which first follows the award date.

Stock Options Issued under the 2003 Management Equity Incentive Plan

The 2003 Management Equity Incentive Plan provides for the granting of 377,339 options for the purchase of one share of common stock. Options issued under the Management Equity Incentive Plan were granted during 2005 and 2006. The options have a ten year term with vesting periods ranging from issuance date to three years. Certain of these options had strike prices that were below the fair market value of the Company’s common stock on the date of grant. All options have been issued to officers, employees and consultants of the Company. 365,000 options were granted under the plan during 2005, and the remaining 12,339 options were granted in 2006. All the options were unexercised and outstanding on December 31, 2006.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment”, which requires all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their grant date fair values. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

The Company adopted the new requirements using the modified prospective transition method during the first quarter of 2006, and as a result, will not retroactively adjust results from prior periods. Under this transition method, compensation expense associated with stock options in fiscal 2006 included: 1) expenses related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) expenses related to all stock option awards granted and/or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

         The fair value of each option granted in 2005 and 2006 was estimated on the date of grant using the Black Scholes option pricing model based on the following weighted average assumptions:

Risk free interest rate	4.21%
Expected life	9.5 years
Expected volatility	46%
Expected dividend yield	0.0%
Weighted average vesting period	0.8 years

The risk free interest rate was assumed to be equal to the yield of a U.S. Treasury bond of comparable maturity, as published in the Federal Reserve Statistical Release for the relevant date. The expected life estimate is based on an analysis of the employees receiving option grants and the expected behavior of each employee. The expected volatility was derived from an analysis of the historical volatility of the trading price per share of the Company’s common stock on the NASDAQ Global Market. The Company does not anticipate that it will pay dividends to common shareholders in the future, and the weighted average vesting period is based on the option vesting schedule, assuming no options are forfeit prior to the initial vesting date.

The Company recognized stock option related compensation costs of $877,000 in fiscal 2006 relating to these options. $848,000 of stock option related compensation costs were recognized in fiscal 2005 under APB-25. On December 31, 2006, the unamortized compensation expense related to these options amounted to $143,000 and is expected to be recognized in 2007 and 2008. No stock options were exercised during fiscal 2005 and 2006.

A summary of option activity under the plan as of December 31, 2006 and changes during the current fiscal year is presented below:

		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000’s)

Outstanding January 1, 2006	365,000	$12.71	9.4
Granted	12,339	$20.00	10.0
Exercised	-	-	-
Forfeited or expired	-	-	-
Outstanding at December 31, 2006	377,339	$12.95	8.4	$3,966
Exercisable at December 31, 2006	351,667	$12.62	8.4	$3,667

      The weighted-average grant-date fair value of options granted during the years ending December 31, 2006 and December 31, 2005 were $10.08 and $10.80, respectively. The following table summarizes stock option activity for the periods noted.

		Weighted-
		Average
	Amount	Exercise Price

Outstanding at December 31, 2003	53,950	$207.43
Granted	-	-
Expired or canceled	(39,270)	$198.54
Exercised	-	-

Outstanding at December 31, 2004	14,680	$231.22
Granted	365,000	$12.71
Expired or canceled	(14,680)	$231.22
Exercised	-	-

Outstanding at December 31, 2005	365,000	$12.71
Granted	12,339	$20.00
Expired or canceled	-	-
Exercised	-	-

Outstanding at December 31, 2006	377,339 (a)	$12.95

Options exercisable at December 31, 2006	355,780	$12.62

Weighted-average years of remaining contractual life of options outstanding at December 31, 2006	8.4

(a)	Exercise prices vary from $12.00 to $20.00, and expiration dates vary from May 2015 to December 2016.

Stock Awards to Directors, Officer, Consultants and Employees

The Company has also granted stock awards pursuant to its Management Equity Incentive Plan, 2004 Management Bonus Plan and Outside Director Compensation Plan.

The Management Equity Incentive Plan provided for the granting of 1,094,712 shares of common stock in May 2005, the 2004 Management Bonus Plan provided for the granting of 10,000 shares of common stock valued at $12.00 per share in December 2004, and the Outside Director Compensation Plan provides for the granting of up to 50,000 shares, 14,701 of which were granted in November 2006. Compensation cost for stock granted to employees and directors is measured at the quoted market price of the Company's stock at the date of the grant.

All of the shares issuable under the 2003 Management Equity Incentive Plan were awarded in May 2005. At that time, 717,373 initial allocation shares, 377,339 subsequent allocation shares and 325,000 options were awarded. 604,026 shares were issued on the award date, 364,904 shares were issued in December 2005, and the remaining 125,779 shares were issued in December 2006. On December 31, 2006, there were no additional shares were issuable under the 2003 Management Equity Incentive Plan.

The initial Outside Director Compensation Plan award was made on November 14, 2006 and included 10,416 shares for service rendered during the 12 month service period ending June 30, 2004 and 2005 and 4,285 shares for services rendered during the 12 month service period ending June 30, 2006. The 10,416 shares for services rendered were issued immediately upon shareholder approval in November 2006.  The remaining 4,285 shares vested in January 2007.

The accompanying consolidated statements include approximately $1,383,000 of stock based compensation expense related to these stock awards in the fiscal year ended December 31, 2006. In the fiscal year ended December 31, 2005 $15,839,000 was recognized under APB-15. On December 31, 2006, the unamortized compensation expense relating to these stock awards was $27,000, which will be recognized in January 2007.

A summary of stock awards activity under the plans during the fiscal year ended December 31, 2006 is presented below:

		Weighted-
		Average
		Grant-date
	Shares	Fair Value
		($000's)

Nonvested at December 31, 2005	125,779	$1,950
Granted	14,701	282
Forfeited or canceled	-	-
Vested	(136,195)	(2,150)

Nonvested at December 31, 2006	4,285	$82

Issuance of Common Stock for Services

An individual who assisted the company in identifying participants in the November 2004 private placement elected to receive the commission for these services in stock rather than cash. The commission amount was $326,400, and 27,200 common shares were issued in payment of the obligation in February, 2005. The 2004 Management Bonus Plan provided for the granting of 10,000 shares of common stock valued at $12.00 per share. The cost of the grant was recognized in December 2004, and 10,000 shares were issued in May, 2005. In 2003, certain vendors and employees agreed to receive 140,000 shares with an aggregate value of $350,000 in lieu of cash for service rendered during the year.

Stock Purchase Warrants Issued to Non-Employees

The Company accounts for equity securities issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force 96-18. On November 30, 2004 the Company completed a private placement of 400,000 units, each Unit consisting of five (5) shares of the Company’s common stock and one (1) common stock purchase warrant. Each of the 400,000 warrants entitle the holder to purchase one (1) share of common stock at an exercise price of $15.00 per share. An additional 5,440 warrants were issued to an individual who assisted the company in identifying participants in the November 30, 2004 private placement and elected to receive a commission for the services in stock rather than cash. Each Warrant has a term of three (3) years and is callable at the Company’s option. During 2006, certain warrant holders exercised their rights to purchase 70,000 shares, and the Company received $1,050,000 from the sale of that common stock. 335,440 warrants remain outstanding on December 31, 2006.

In 2007, the Company exercised a right to terminate the remaining warrants on March 2, 2007, subject to a 30 day notice period. In response, the remaining warrant holders exercised their rights to purchase 335,440 shares of the Company’s common stock during the notice period, and the Company received $5.0 million from the sale of these shares. Following this exercise, no Warrants remain outstanding.

NOTE 11 - SEGMENT INFORMATION

With Sun World’s 2003 filing of voluntary petitions for relief under Chapter 11 of the bankruptcy code in as further described in Note 1, the primary business of the Company is to acquire and develop land and water resources. As a result, the Company’s financial results are reported in a single segment.

NOTE 12 - CONTINGENCIES

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

NOTE 13 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In thousands except per share data)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Revenues	$252	$157	$37	$168
Operating loss	(2,095)	(1,786)	(2,086)	(2,004)
Net loss applicable to common stock	(2,226)	(3,150)	(5,684)	(2,765)
Net loss per common share	$(0.19)	$(0.28)	$(0.50)	$(0.24)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Revenues	$15	$15	$15	$1,152
Operating loss	(1,006)	(12,178)	(3,411)	(4,163)
Net loss applicable to common stock	(1,569)	(12,625)	(3,863)	(4,968)
Net loss per common share	$(0.15)	$(1.18)	$(0.35)	$(0.46)

NOTE 14 - SUBSEQUENT EVENTS

As previously reported, on November 30, 2004, the Company completed a private placement in which the Company issued 405,440 Units at the price of $60.00 per Unit. Each Unit consisted of five (5) shares of common stock and one (1) common stock purchase warrant ("Warrant"). Each Warrant entitles the holder to purchase one (1) share of common stock at an exercise price of $15 per share. Each Warrant has a term of three years, subject to cancellation at the Company's option if the closing market price of the common stock exceeds $18.75 for 10 consecutive trading days.

In June 2006, holders of 70,000 warrants chose to exercise their warrants, leaving 335,440 warrants outstanding on December 31, 2006. On January 31, 2007, the Company exercised the cancellation option and notified warrant holders that the Warrants would expire on March 2, 2007 (the "Termination Date"), unless exercised by the warrant holder prior to that date. In response, all the remaining warrant holders exercised their Warrants prior to the Termination Date, and the Company issued 335,440 shares of its common stock to these holders with proceeds of $5,031,600. As of March 2, 2007, there were no warrants for the purchase of the Company’s common stock outstanding.

CADIZ INC.
SCHEDULE 1 - VALUATION AND QUALIFYING ACCOUNT

For the years ended December 31, 2006, 2005 and 2004 ($ in thousands)

	Balance at	Additions Charged to			Balance
Year ended	Beginning	Costs and	Other		at End
December 31, 2006	of Period	Expenses	Accounts	Deductions	of Period

Tax valuation allowance	$31,614	$2,587	$-	$-	$34,201

Year ended
December 31, 2005

Tax valuation allowance	$44,383	$-	$-	$12,769	$31,614

Year ended
December 31, 2004

Tax valuation allowance	$43,760	$-	$623	$-	$44,383

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CADIZ INC.

By: /s/ Keith Brackpool
Keith Brackpool,
Chairman and Chief Executive Officer

Date:   March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name and Position	Date

/s/ Keith Brackpool	March 16, 2007
Keith Brackpool, Chairman and
Chief Executive Officer
(Principal Executive Officer)

/s/ O'Donnell Iselin II	March 16, 2007
O'Donnell Iselin II, Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Stephen J. Duffy	March 16, 2007
Stephen J. Duffy, Director

/s/ Geoffrey Grant	March 16, 2007
Geoffrey Grant, Director

/s/ Winston H. Hickox	March 16, 2007
Winston H. Hickox, Director

/s/ Murray H. Hutchison	March 16, 2007
Murray H. Hutchison, Director

/s/ Raymond J. Pacini	March 16, 2007
Raymond J. Pacini, Director

/s/ Timothy J. Shaheen	March 16, 2007
Timothy J. Shaheen, Director