Form 10-Q
period 2007-03-31
CADIZ INC
filed 2007-05-10
CIK 727273

United States
Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[√] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2007

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

Registrant’s telephone number, including area code: (213) 271-1600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes √    No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ___ Accelerated filer  √    Non-accelerated filer ___

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes___   No  √

As of April 20, 2007, the Registrant had 11,886,322 shares of common stock, par value $0.01 per share, outstanding.

ii

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months
	Ended March 31,
($ in thousands except per share data)	2007	2006

Revenues	$352	$252

Costs and expenses:
Cost of Sales	348	211
General and administrative	1,775	2,096
Depreciation and amortization	37	40

Total costs and expenses	2,160	2,347

Operating loss	(1,808)	(2,095)

Other income (expense)
Interest expense, net	(763)	(481)
Other income	-	350
Other (expense), net	(763)	(131)

Loss before income taxes	(2,571)	(2,226)
Income tax provision	5	-

Net loss	$(2,576)	$(2,226)

Net loss applicable to common stock	$(2,576)	$(2,226)

Basic and diluted net loss per common share	$(0.22)	$(0.20)

Basic and diluted weighted average shares outstanding	11,680	11,330

See accompanying notes to the consolidated financial statements.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31,	December 31,
($ in thousands)	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$5,632	$10,397
Marketable Securities	8,540	-
Accounts receivable	45	301
Prepaid expenses and other	390	243

Total current assets	14,607	10,941

Property, plant, equipment and water programs, net	35,154	35,190
Goodwill	3,813	3,813
Other assets	368	382

Total Assets	$53,942	$50,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$381	$444
Accrued liabilities	524	380
Current portion of long term debt	9	9

Total current liabilities	914	833

Long-term debt	26,756	25,881

Total Liabilities	27,670	26,714

Commitments and contingencies

Stockholders’ equity:
Series F convertible preferred stock - $.01 par value:
100,000 shares authorized; shares issued and outstanding - 1,000 at March 31, 2007 and December 31, 2006	-	-
Common stock - $.01 par value; 70,000,000 shares authorized; shares issued and outstanding - 11,886,322 at March 31, 2007 and 11,536,597 at December 31, 2006	119	116
Additional paid-in capital	250,439	245,206
Accumulated deficit	(224,286)	(221,710)
Total stockholders’ equity	26,272	23,612

Total Liabilities and Stockholders’ equity	$53,942	$50,326

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
	For the Three Months
	Ended March 31,
($ in thousands except per share data)	2007	2006

Cash flows from operating activities:
Net loss Adjustments to reconcile net loss to	$(2,576)	$(2,226)
net cash used for operating activities:
Depreciation and amortization	37	40
Amortization of debt discount & issuance costs	435	7
Interest expense added to loan principal	456	522
Compensation charge for stock awards and share options Changes in operating assets and liabilities:	65	529
Decrease (increase) in accounts receivable	256	144
Decrease (increase) in prepaid borrowing expense	-	258
Decrease (increase) in prepaid expenses and other	(147)	(184)
Increase (decrease) in accounts payable	(63)	(33)
Increase (decrease) in accrued liabilities	144	56
Net cash used for operating activities	(1,393)	(887)

Cash flows from investing activities:
Investment in marketable securities	(8,540)	-
Additions to property, plant and equipment	(1)	(18)

Net cash used by investing activities	(8,541)	(18)

Cash flows from financing activities:
Net proceeds from exercise of stock options	140	-
Net proceeds from exercise of warrants	5,031	-
Principal payments on long-term debt	(2)	(2)

Net cash provided by (used by) financing activities	5,169	(2)

Net decrease in cash and cash equivalents	(4,765)	(907)

Cash and cash equivalents, beginning of period	10,397	5,302

Cash and cash equivalents, end of period	$5,632	$4,395

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

For the Three months ended March 31, 2007
($ in thousands)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of
December 31, 2006	1,000	$-	11,536,597	$116	$245,206	$(221,710)	$23,612

Warrants exercised	-	-	335,440	3	5,028	-	5,031
Stock awards and options exercised	-	-	14,285	-	140	-	140
Stock compensation expense	-	-	-	-	65	-	6 5

Net loss	-	-	-	-	-	(2,576)	(2,576)

Balance as of March 31, 2007	1,000	$-	11,886,322	$119	$250,439	$(224,286)	$26,272

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The Consolidated Financial Statements have been prepared by Cadiz Inc., sometimes referred to as “Cadiz” or “the Company”, without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2006.

The foregoing Consolidated Financial Statements include the accounts of the Company and contain all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the Company’s financial position, the results of its operations and its cash flows for the periods presented and have been prepared in accordance with generally accepted accounting principles.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of results for the entire fiscal year ended December 31, 2007.

Basis of Presentation

The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business. The Company incurred losses of $2.6 million for the three months ended March 31, 2007 and $2.2 million for the three months ended March 31, 2006. The Company had working capital of $13.7 million at March 31, 2007 and used cash in operations of $1.4 million for the three months ended March 31, 2007 and $0.9 million for the three months ended March 31, 2006. Currently, the Company's sole focus is the development of its land and water assets.

In 2006, the Company refinanced its long term debt with a new $36.4 million zero coupon senior secured convertible term loan that matures on June 29, 2011. The new loan provided $9.3 million of additional funds after repayment of the Company’s prior credit facility and certain transaction fees. The Company also received $1.1 million in 2006 when certain holders of warrants issued in 2004 exercised their right to purchase 70,000 common shares at $15.00 per share. In 2007, the Company exercised its right to terminate the remaining warrants on March 2, 2007, subject to a 30 day notice period. In response, the remaining warrant holders exercised their right to purchase 335,440 shares of the Company’s common stock during the notice period, and the Company received an additional $5.0 million from the sale of these shares. Following this exercise, no Warrants remain outstanding.

        Based on current forecasts, the Company believes it has sufficient resources to fund operations for more than one year. The Company’s current resources do not provide the capital necessary to fund a water or real estate development project should the Company be required to do so. There is no assurance that additional financing (public or private) will be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of the Company’s existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If the Company cannot raise needed funds, it might be forced to make further substantial reductions in its operating expenses, which could adversely affect its ability to implement its current business plan and ultimately its viability as a company. These financial statements do not include any adjustments that might result from these uncertainties.

Subsequent to the effective date of the Chapter 11 reorganization plan of Sun World, the Company’s primary activities are limited to the development of its water resources and related assets. From the effective date of the plan through March 31, 2007, the Company has incurred losses of approximately $21.7 million and used cash in operations of $7.9 million.

 Principles of Consolidation

In December 2003, the Company transferred substantially all of its assets with the exception of its office sublease, certain office furniture and equipment and the investment in Sun World International Inc.(“Sun World”) to Cadiz Real Estate LLC, a Delaware limited liability company (“Cadiz Real Estate”). The Company holds 100% of the equity interests of Cadiz Real Estate, and therefore continues to hold 100% beneficial ownership of the properties that it transferred to Cadiz Real Estate. Because the transfer of the Company’s properties to Cadiz Real Estate has no effect on its ultimate beneficial ownership of these properties, the properties owned of record either by Cadiz Real Estate or by the Company are treated as belonging to the Company.

Marketable Securities

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash and cash equivalents. Marketable securities consist of auction rate securities. Auction rate securities are long-term municipal bonds and preferred stock with interest rates that reset periodically through an auction process, which occurs in 7-, 28-, 35-, or 90-day periods. There are no cumulative gross unrealized holding gains or losses associated with these investments and all income is recorded as interest income.

Goodwill

The Company has $3.8 million of goodwill which resulted from a merger in May 1988 between two companies, which eventually became known as Cadiz Inc. Goodwill is not amortized but is tested for impairment annually in the first quarter, or earlier if events occur which require an impairment analysis be performed. The Company performed an impairment test of its goodwill at December 31, 2006 and determined that its goodwill was not impaired.

Intangible and Other Long-Lived Assets

Property, plant and equipment, intangible and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recent Accounting Pronouncements

In June 2006, the FASB issued FSP FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. This Interpretation also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is to determine if it is more likely than not that a tax position will be sustained upon examination and should therefore be recognized. The second step is to measure a tax position that meets the more likely than not recognition threshold to determine the amount of benefit to recognize in the financial statements. Effective January 1, 2007, the Company’s financial statements reflect FSP FIN 48.  The adoption of FSP FIN 48 did not have a material impact on the Company’s financial statements.

See Note 2 to the Consolidated Financial Statements included in the Company’s Form 10-K for further discussion of the Company’s accounting policies.

NOTE 2 - PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

Property, plant, equipment and water programs consist of the following (in thousands):

	March 31,	December 31,
	2007	2006

Land and land improvements	$21,9866	$21,986
Water programs	14,274	14,274
Buildings	1,191	1,191
Machinery and equipment	727	726
	38,178	38,177

Less accumulated depreciation	(3,024)	(2,987)

	$35,1545	$35,190

Depreciation expense totaled $37 thousand and $40 thousand during the three months ended March 31, 2007 and 2006, respectively.

NOTE 3 - LONG-TERM DEBT

At March 31, 2007 and December 31, 2006, the carrying amount of the Company’s outstanding debt is summarized as follows (dollars in thousands):

	March 31,	December 31,
	2007	2006

Zero coupon secured convertible term loan due June 29, 2011. Interest accruing at 5% per annum until June 29, 2009 and at 6% thereafter	$37,772	$37,316
Other loans	29	31
Debt Discount	(11,036)	(11,457)
	26,765	25,890

Less current portion	9	9

	$26,756	$25,881

In June 2006, the Company entered into a $36.4 million five year zero coupon convertible term loan with Peloton Partners LLP, as administrative agent for the loan, and with an affiliate of Peloton and another investor, as lenders. Certain terms of the loan were subsequently amended pursuant to Amendment #1 to the Credit Agreement, which was effective September 29, 2006. Under the terms of the loan, interest accrues at a 5% annual rate for the first 3 years and 6% thereafter, calculated on the basis of a 360-day year and actual days elapsed. The entire amount of accrued interest is due at the final maturity of the loan in June, 2011. The term loan is secured by substantially all the assets of the Company and contains representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company’s ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person. However, there are no financial maintenance covenants and no restrictions on the Company’s ability to issue additional common stock to fund future working capital needs.

At the lender’s option, principal plus accrued interest is convertible into the Company’s $0.01 par value common stock. The loan is divided into two tranches: the $10 million Tranche A is convertible at $18.15 per share, and the $26.4 million Tranche B is convertible at $23.10 per share. A maximum of 2,221,909 shares are issuable pursuant to these conversion rights, with this maximum number applicable if the loan is converted on the final maturity date. The Company has more than sufficient authorized common shares available for this purpose and has filed a registration statement on Form S-3 covering the resale of all the securities issuable upon conversion of the loan.

In the event of a change in control, the conversion prices are adjusted downward by a discount that declines over time such that, under a change in control scenario, both the Tranche A and Tranche B conversion prices were initially $16.50 per share and increase in a linear manner over time to the full $18.15 Tranche A conversion price and $23.10 Tranche B conversion price on the final maturity date. In no event does the maximum number of shares issuable to lenders pursuant to these revised conversion formulas exceed the 2,221,909 shares that would be issued to lenders pursuant to a conversion in full on the final maturity date in the absence of a change in control.

Each of the loan tranches can be prepaid if the price of the Company’s stock on the NASDAQ Global Market exceeds the conversion price of the tranche by 40% for 20 consecutive trading days in a 30 trading day period or if the Company obtains a certified environmental impact report for the Cadiz groundwater storage and dry year supply program, a pipeline right-of-way and permits for pipeline construction and financing commitments sufficient to construct the project. The Company has filed a registration statement on Form S-3 covering the resale of all the securities issuable upon conversion of the loan.

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

On September 29, 2006 the terms of the loan were amended to modify the repayment and conversion options available to lenders upon a change in control of the Company, to clarify that the conversion feature was an unsecured obligation of the Company and to specifically limit the maximum number of shares to be issued upon conversion of the loan. With these modifications, it was determined that the requirement for bifurcation under SFAS 133 was no longer met and that the carrying value of the embedded derivatives should be reclassified to stockholder’s equity under EITF 06-7. The derivative liability was adjusted to fair value on the amendment date, and the $2,919,000 increase in fair value was recorded as an “Other Expense” item in the Consolidated Statement of Operations. The $15.2 million fair value of the derivative liability was then transferred to the Additional Paid-in Capital component of Stockholder’s Equity

The Company incurred $408,000 of outside legal expenses related to the negotiation and documentation of the loan, which will be amortized over the life of the loan using the interest amortization method.

The proceeds of the Peloton Loan were applied to repay in full the Company’s term loan facility with ING described below. As a result, ING retained the $762,000 remaining balance of the prepaid interest credit account described below, and the write-off of this asset was reflected in the “Other Expense” caption of the Statement of Operations in the fiscal quarter ended June 30, 2006. The write-off of $106,000 of unamortized debt issuance costs related to the ING loan was also reflected under “Other Expense” in the same fiscal period.

On November 30, 2004 the Company entered into an amendment of its senior term loan agreement with ING whereby it repaid in full the senior term loan portion of the facility with ING of $10 million and reduced to $25 million the outstanding principal balance under the existing revolving portion of the loan. The terms and conditions of the loan facility with ING were amended in order to extend the maturity date of the debt until March 31, 2010, with a $10 million mandatory principal repayment due on or before March 31, 2008, and an interest rate through March 31, 2008 of 4% cash plus 4% paid in kind (“PIK”) increasing to 4% cash plus 6% PIK for interest periods commencing on and after April 1, 2008.

No balance was outstanding after the ING loan repayment in June 2006.

At March 31, 2007 the Company was in compliance with its debt covenants under the Peloton Loan.

NOTE 4 - STOCK-BASED COMPENSATION PLANS AND WARRANTS

The Company has issued options and has granted stock awards pursuant to its 2003 Management Equity Incentive Plan. The Company also has granted stock awards pursuant to its Outside Director Compensation Plan.

Stock Options Issued under the 2003 Management Equity Incentive Plan

The 2003 Management Equity Incentive Plan provides for the granting of options for the purchase of 377,339 shares of common stock. Options issued under the Management Equity Incentive Plan were granted during 2005 and 2006. The options have a ten year term with vesting periods ranging from issuance date to three years. Certain of these options had strike prices that were below the fair market value of the Company’s common stock on the date of grant. All options have been issued to officers, employees and consultants of the Company. 365,000 options were granted under the plan during 2005, and the remaining 12,339 options were granted in 2006. Options to purchase 367,339 shares were unexercised and outstanding on March 31, 2007.

The Company recognized stock option related compensation costs of $38,000 and $221,000 in the three months ended March 31, 2007 and March 31, 2006, respectively. On March 31, 2007, the unamortized compensation expense related to these options amounted to $106,000 and is expected to be recognized in 2007 and 2008. Options to purchase 10,000 shares of stock for $13.95 per share were exercised during the three months ended March 31, 2007.

Stock Awards to Directors, Officer, Consultants and Employees

The Company has also granted stock awards pursuant to its Management Equity Incentive Plan and Outside Director Compensation Plan. All of the shares issuable under the 2003 Management Equity Incentive Plan were awarded in May 2005. On March 31, 2007, there were no additional shares issuable under the 2003 Management Equity Incentive Plan.

The initial Outside Director Compensation Plan award was made on November 14, 2006 and included 10,416 shares for service rendered during the 12 month service period ended June 30, 2004 and 2005, and 4,285 shares for services rendered during the 12 month service period ended June 30, 2006. The 10,416 shares for services rendered were issued immediately upon shareholder approval in November 2006. The 4,285 shares awarded for the 12 month service period ended June 30, 2006 were issued on January 31, 2007.

The accompanying consolidated financial statements include $27,000 and $308,000 of stock based compensation expense related to stock awards in the three months ended March 31, 2007 and March 31, 2006, respectively. There was no stock award activity under the plans during the quarter ended March 31, 2007, and there was no unamortized compensation expense relating to stock awards in prior periods on March 31, 2007.

Stock Purchase Warrants Issued to Non-Employees

The Company accounts for equity securities issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force 96-18. On November 30, 2004 the Company completed a private placement of 400,000 units, each Unit consisting of five (5) shares of the Company’s common stock and one (1) common stock purchase warrant. Each of the 400,000 warrants entitle the holder to purchase one (1) share of common stock at an exercise price of $15.00 per share. An additional 5,440 warrants were issued to an individual who assisted the company in identifying participants in the November 30, 2004 private placement and elected to receive a commission for the services in stock rather than cash. Each Warrant has a term of three (3) years and was callable at the Company’s option.

During 2006, certain warrant holders exercised their rights to purchase 70,000 shares, and the Company received $1,050,000 from the sale of that common stock. In 2007, the Company exercised a right to terminate the remaining warrants on March 2, 2007, subject to a 30-day notice period. In response, the remaining warrant holders exercised their rights to purchase 335,440 shares of the Company’s common stock during the notice period, and the Company received $5.0 million from the sale of these shares. Following this exercise, no Warrants remain outstanding.

NOTE 5 - INCOME TAXES

As of March 31, 2007, the Company had net operating loss (NOL) carryforwards of approximately $72.2 million for federal income tax purposes and $22.8 million for California state income tax purposes. Such carryforwards expire in varying amounts through the year 2026. These amounts reflect the effective reduction of the NOL carryforwards as a result of ownership change annual limitation amounts.

On August 26, 2005, a Settlement Agreement between Cadiz, on the one hand, and Sun World and three of Sun World’s subsidiaries, on the other hand, was approved by the U.S. Bankruptcy Court, concurrently with the Court’s confirmation of the amended Plan. The Settlement Agreement provides that following the September 6, 2005 effective date of Sun World’s plan of reorganization, Cadiz will retain the right to utilize the Sun World net operating loss carryovers (NOLs). Sun World Federal NOLs are estimated to be approximately $57.8 million. If, in any year from calendar year 2005 through calendar year 2011, the utilization of such NOLs results in a reduction of Cadiz’ tax liability for such year, then Cadiz will pay to the Sun World bankruptcy estate 25% of the amount of such reduction, and shall retain the remaining 75% for its own benefit. There is no requirement that Cadiz utilize these NOLs during this reimbursement period, or provide any reimbursement to the Sun World bankruptcy estate for any NOLs used by Cadiz after this reimbursement period expires.  The Company has not recognized any tax benefits related to these NOLs.

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

The Company is required to include certain financial statement disclosures with the interim period report for the quarter in which FSP FIN 48 is adopted. These disclosures reflect specific Company policies and amounts related to its accounting for uncertain tax positions. The Company's policy on the classification of income tax related interest and penalties is disclosed in Note 1 to these financial statements.

As of the January 1, 2007, adoption of FSP FIN 48, the Company possessed unrecognized tax benefits totaling approximately $3.3 million. None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets. Additionally, as of that date the company had accrued a total of $200,000 for state taxes, interest and penalties related to income tax positions in prior returns.  In connection with the adoption of FIN 48, the Company elected to classify income tax penalties and interest as general and administrative expenses. For the three months ended March 31, 2007, general and administrative expenses included approximately $40,000 of income tax penalties and interest.

The Company does not expect that the unrecognized tax benefits will significantly increase or decrease in the next 12 months.

The Company's tax years 2003 through 2006 remain subject to examination by the Internal Revenue Service, and tax years 2002 through 2006 remain subject to examination by California tax jurisdictions. In addition, the Company's loss carryforward amounts are generally subject to examination and adjustment for a period of three years for federal tax purposes and four years for California purposes, beginning when such carryovers are utilized to reduce taxes in a future tax year.

Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against these assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.

NOTE 6 - NET LOSS PER COMMON SHARE

Basic earnings per share (EPS) is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any, by the weighted-average common shares outstanding. Options, deferred stock units, warrants, convertible debt, and preferred stock that are convertible into shares of the Company’s common stock were not considered in the computation of diluted EPS because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 2,121,000 and 908,000 shares for the three months ended March 31, 2007 and 2006, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the following discussion contains trend analysis and other forward-looking statements. Forward-looking statements can be identified by the use of words such as "intends", "anticipates", "believes", "estimates", "projects", "forecasts", "expects", "plans" and "proposes". Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. These include, among others, our ability to maximize value from our Cadiz, California land and water resources; and our ability to obtain new financings as needed to meet our ongoing working capital needs. See additional discussion under the heading "Certain Trends and Uncertainties" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006.

Overview

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

To address the concerns expressed during the initial environmental review process for the Project, certain elements of the Project have been restructured. These operational changes concentrate on public concerns regarding the potential transfer and sale of indigenous groundwater and the potential replenishment of temporary withdrawals of indigenous groundwater. No changes are proposed to any of the physical facilities required to implement and operate the Cadiz Project.

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

In 2006, the Company refinanced its long term debt with a new $36.4 million zero coupon senior secured convertible term loan that matures on June 29, 2011. The Company also received $1.1 million in 2006 when certain holders of warrants issued in 2004 exercised their right to purchase 70,000 common shares at $15.00 per share. In 2007, the Company exercised its right to terminate the remaining warrants on March 2, 2007, subject to a 30 day notice period. In response, the remaining warrant holders exercised their right to purchase 335,440 shares of the Company’s common stock during the notice period, and the Company received an additional $5.0 million from the sale of these shares. Following this exercise, no Warrants remain outstanding.

The Company remains committed to its land and water assets and continues to explore all opportunities for development of these assets. The Company cannot predict with certainty which of these various opportunities will ultimately be utilized.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

We have not received significant revenues from our water resource activity to date. As a result, we have historically incurred a net loss from operations. We had revenues of $352 thousand for the three months ended March 31, 2007 and $252 thousand for the three months ended March 31, 2006. We incurred a net loss of $2.6 million in the three months ended March 31, 2007 compared with a $2.2 million net loss during the three months ended March 31, 2006. The higher loss in the 2007 period primarily related to non-recurring other income that was received during the first quarter of 2006.

Our primary expenses are our ongoing costs to develop our real estate and water assets and to secure the remaining entitlements needed to continue developing the Cadiz Program. These costs consist primarily of project management, legal, consulting, engineering and administrative expenses, which are characterized as general and administrative expenses for financial statement reporting purposes. We also have expenses related to the limited farming activities that we conduct at the Cadiz Ranch. Other costs include interest expense and compensation costs resulting from the grant of options under the Cadiz 2003 Management Equity Incentive Plan and the Outside Director Compensation Plan. We expect to incur additional non-cash expenses in future periods in connection with new management and director equity incentive compensation plans.

Revenues Cadiz had revenues of $352 thousand for the three months ended March 31, 2007 and $252 thousand for the three months ended March 31, 2006. Higher revenues resulted primarily from the timing of the sale of citrus crops, as the start of the smaller 2006 lemon harvest was delayed into December, and all related revenues were recognized during first quarter of 2007. The 2005 lemon harvest started in October, and $1.1 million of revenues were recognized in December 2005.

Cost of Sales Cost of Sales totaled $348 thousand during the three months ended March 31, 2007 and $211 thousand during the three months ended March 31, 2006. The higher cost of sales in 2007 reflects the production, harvesting and marketing costs associated with higher citrus crop sales during the period.

        General and Administrative Expenses General and administrative expenses during the three months ended March 31, 2007 totaled $1.8 million compared to $2.1 million for the three months ended March 31, 2006. Non-cash compensation costs for stock and option awards is included in General and Administrative Expenses.

Compensation costs from stock and option awards for the three months ended March 31, 2007 were $65 thousand, compared with $529 thousand for the three months ended March 31, 2006. The expenses primarily relate to stock and options issued under the Cadiz 2003 Management Equity Incentive Plan and the Outside Director Compensation Plan described in Note 4 of Notes to the Consolidated Financial Statements. The declining expense reflects a lower balance of unvested stock and option grants in March 31, 2007. There were no stock or option grants under these plans during the three months ended March 31, 2007. Shares and options issued under the Plans vest over varying periods from the date of issue to December 2008. We expect to incur additional non-cash expenses in connection with future management and director equity incentive compensation plans.

Other General and Administrative Expenses, exclusive of stock based compensation costs, totaled $1.7 million in the three months ended March 31, 2007, compared with $1.6 million for the three months ended March 31, 2006. The increase in expenses is primarily due to higher payroll costs.

Depreciation and Amortization Depreciation and amortization expense for the three months ended March 31, 2007 and 2006 totaled $37 thousand and $40 thousand, respectively.

Interest Expense, net  Net interest expense totaled $763 thousand during the three months ended March 31, 2007, compared to $481 thousand during the same period in 2006. The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Interest on outstanding debt	$456	$518
Amortization of financing costs	14	7
Amortization of debt discount	421	-
Interest income	(128)	(44)

	$763	$481

The increase in net interest expense is primarily due the amortization of the debt discount related to certain derivatives embedded to the new senior secured convertible term loan. 2007 interest income increased to $128 thousand from $44 thousand in the prior year, due to higher cash balances and higher short-term interest rates. See Notes to the Consolidated Financial Statements: Note 3 - Long-term Debt.

Other Income During the three month period ended March 31, 2006, one of our stockholders determined that it had, at a time when it was the beneficial holder of more than

10% of our outstanding equity securities, inadvertently engaged in trades which resulted in automatic short swing profit liability to the Company pursuant to Section 16(b) of the Securities Exchange Act of 1934. After becoming aware of the situation, the stockholder promptly made payments totaling $350,000 to the Company to settle the entire short swing profit liability owed as a consequence of these trades.

Income Taxes Income tax expense for the three months ended March 31, 2007 was $5 thousand. No income tax expense was recognized in the prior year period. See Note 5 of the Notes to the Consolidated Financial Statements - Income Taxes.

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

Subsequent to the vote of Metropolitan’s Board in October 2002 to not proceed with the Cadiz Project and Sun World’s January 2003 bankruptcy filing, we have worked with our primary secured lenders to structure our debt in a way which allows us to continue our development of the Cadiz Project and minimize the dilution of the ownership interests of common stockholders. We entered into a series of agreements with ING Capital LLC and then refinanced the ING loan with a new $36.4 million five year zero coupon senior secured convertible term loan with Peloton Partners LLP (through an affiliate) and another lender (the “Peloton Loan”) in June 2006. The Peloton loan provided for:

•	the repayment in full of our senior secured term loan with ING;
•	a final maturity date of June 29, 2011;
•	a zero coupon structure, which requires no cash interest payments prior to the final maturity date; and
•	a 5% interest rate for the first three (3) years, with a 6% interest rate thereafter.

At each lender’s option, principal plus accrued interest on each of the two loan tranches is convertible into the Company’s $0.01 par value common stock at a fixed conversion price per share. The $10 million Tranche A conversion price is $18.15 per share, and the $26.4 million Tranche B conversion price is $23.10 per share.  The conversion prices are subject to downward adjustment in the event of a change in control.

On or after June 29, 2007, principal and interest accrued on each of the two loan tranches can be prepaid on 30 days notice either if the Company’s stock price exceeds the tranche’s conversion price by 40% for 20 consecutive trading days in a 30 trading day period or if the Company completes the Cadiz Water Program entitlement process, secures a right-of-way for the project pipeline and arranges sufficient financing to repay the loan and build the Cadiz Project. The $10 million Tranche A prepayment option would become available at a share price above $25.41 per share and the Tranche B prepayment option would become available at a share price above $32.34 per share.

The debt covenants associated with the loan were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed. At March 31, 2007, the Company was in compliance with its debt covenants.

In addition to allowing us to repay our former credit facility with ING, the Peloton Loan provided us with $9.3 million of additional working capital and deferred all interest payments until the June 29, 2011 final maturity date. Furthermore, the Peloton Loan, unlike the ING facility, permitted us to retain the proceeds received from the exercise of warrants issued by us in 2004 as part of a $24 million private equity placement.

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

During February 2007, an employee elected to exercise options to purchase 10,000 shares of our common stock for $13.95 per share, and we received proceeds of $139,500.

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

At March 31, 2007, we have no outstanding credit facilities or preferred stock other than the Peloton Loan and ING Preferred Stock described in our 10K for the year ended December 31, 2006.

Cash Used for Operating Activities. Cash used for operating activities was $1.4 million for the three months ended March 31, 2007, as compared to $887 thousand for the three months ended March 31, 2006. The increased cash usage is primarily due to higher general and administrative expenses, which are primarily due to higher legal and consulting costs related to the entitlement of the Cadiz Program.

Cash Used for Investing activities. During the three months ended March 31, 2007, net cash flow used for investing activities was $8.5 million, reflecting investments in marketable securities and the acquisition of computing equipment at the Company’s administrative offices.

During the three months ended March 31, 2006, net cash flow for investing activities was $18 thousand, primarily for the acquisition of plant and equipment at the Cadiz Ranch.

Cash Provided by (Used for) Financing Activities. Cash provided by financing activities totaled $5.2 million for the three months ended March 31, 2007, compared with $2 thousand used for certain principal payments on long-term debt in the three months ended March 31, 2006. The 2007 results reflect $5.2 million of net proceeds from the exercise of warrants to purchase 335,440 shares of our common stock for $15.00 per share and the exercise of options to purchase 10,000 shares of our common stock for $13.95 per share by an employee. There was no material financing activity in 2006.

Outlook

Short Term Outlook. The proceeds of our new $36.4 million senior secured convertible term loan and the $6.1 million received upon the sale of common shares in 2007 and 2006 pursuant to the exercise of certain warrants issued in November 2004 provide us with sufficient funds to meet our expected working capital needs for the next 12 months. The Company expects to continue its historical practice of structuring its financing arrangements to match the anticipated needs of its development activities. See "Long Term Outlook", below. No assurances can be given, however, as to the availability or terms of any new financing.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FSP FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. This Interpretation also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is to determine if it is more likely than not that a tax position will be sustained upon examination and should therefore be recognized. The second step is to measure a tax position that meets the more likely than not recognition threshold to determine the amount of benefit to recognize in the financial statements. Effective, January 1, 2007, the Company’s financial statements reflect FSP FIN 48.  The adoption of FSP FIN 48 did not have a material impact on the Company’s financial statements.

Certain Known Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	After 5 years

Long term debt obligations	$37,8011	$9	$20	$37,772	$-
Interest Expense	9,9766	1	1	9,974	-
Operating leases	699	46	23	-	-
	$47,8466	$56	$44	$47,746	$-

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Information about market risks for the three months ended March 31, 2007 does not differ materially from that discussed under Item 7A of Cadiz’ Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chairman and Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to our Board of Directors. Based on their evaluation as of March 31, 2007, our Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in the Company's internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings

See “Legal Proceedings” included in the Company’s latest Form 10-K for a complete discussion.

ITEM 1A.   Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

As indicated above under Part 1, Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations), in 2007 the holders of 335,440 common stock warrants that we had issued in November 30, 2004 as part of a previously disclosed private placement exercised their right to purchase a like number of shares of our common stock at an exercise price of $15 per share. In our Current Report on Form 8-K dated February 21, 2007, we disclosed that we had, as of February 26, 2007, issued 326,440 of these shares, and that we expected that the remaining 9,000 warrants would be exercised on or before March 2, 2007. Subsequent to the filing of this Form 8-K, these 9,000 warrants were exercised, as a result of which on or before March 2, 2007 we issued an additional 9,000 shares of common stock (constituting less than 1% of the Company's then outstanding common stock).

The issuance of the common stock underlying these 9,000 warrants was not registered under the Securities Act of 1933, as amended (the "Securities Act"), but was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act as the transactions (including the issuance of the warrants) did not involve public offerings, the number of investors was limited, the investors were provided with information about us, and we placed restrictions on the resale of the securities.

ITEM 3.     Defaults Upon Senior Securities

Not applicable.

ITEM 4.     Submission of Matter to a Vote of Security Holders

Not applicable.

ITEM 5.     Other Information

        Not applicable.

ITEM 6.  Exhibits

The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

10.1 2007 Management Equity Incentive Plan (1)

31.1 Certification of Keith Brackpool, Chairman and Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of O’Donnell Iselin II, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Keith Brackpool, Chairman and Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of O'Donnell Iselin II, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________________

(1)	Previously filed as appendix A to our definitive proxy dated April 27, 2007 as filed April 27, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cadiz Inc.

By:  /s/ Keith Brackpool                                                    May 10, 2007
Keith Brackpool                                                               Date
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:  /s/ O’Donnell Iselin II                                                May 10, 2007
O’Donnell Iselin II                   Date
Chief Financial Officer and Secretary
(Principal Financial Officer)