Form 10-Q
period 2007-06-30
CADIZ INC
filed 2007-08-06
CIK 727273

United States
Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[√]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007

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
Yes___ No _√_

As of August 1, 2007, the Registrant had 11,903,611 shares of common stock, par value $0.01 per share, outstanding.

CADIZ INC.

INDEX

ii

CADIZ INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months
	Ended June 30,
($ in thousands except per share data)	2007	2006

Revenues	$5	$157

Costs and expenses:
Cost of sales	-	130
General and administrative	1,356	1,774
Depreciation and amortization	39	39

Total costs and expenses	1,395	1,943

Operating loss	(1,390)	(1,786)

Other income (expense)
Interest expense, net	(765)	(496)
Loss on early extinguishment of debt	-	(868)
Other (expense), net	(765)	(1,364)

Loss before income taxes	(2,155)	(3,150)
Income tax provision	3	-

Net loss	$(2,158)	$(3,150)

Net loss applicable to common stock	$(2,158)	$(3,150)

Basic and diluted net loss per common share	$(0.18)	$(0.28)

Basic and diluted weighted average shares outstanding	11,889	11,330

See accompanying notes to the consolidated financial statements.

CADIZ INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Six Months
	Ended June 30,
($ in thousands except per share data)	2007	2006

Revenues	$357	$409

Costs and expenses:
Cost of sales	348	341
General and administrative	3,131	3,870
Depreciation and amortization	76	79

Total costs and expenses	3,555	4,290

Operating loss	(3,198)	(3,881)

Other income (expense)
Interest expense, net	(1,528)	(977)
Loss on early extinguishment of debt	-	(868)
Other income	-	350
Other income (expense), net	(1,528)	(1,495)

Loss before income taxes	(4,726)	(5,376)
Income tax provision	8	-

Net loss	$(4,734)	$(5,376)

Net loss applicable to common stock	$(4,734)	$(5,376)

Basic and diluted net loss per common share	$(0.40)	$(0.47)

Basic and diluted weighted average shares outstanding	11,785	11,330

See accompanying notes to the consolidated financial statements.

CADIZ INC.

CONSOLDIATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
($ in thousands)	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$4,098	$10,397
Marketable securities	8,658	-
Accounts receivable	15	301
Prepaid expenses and other	518	243

Total current assets	13,289	10,941

Property, plant, equipment and water programs, net	35,290	35,190
Goodwill	3,813	3,813
Other assets	603	382

Total Assets	$52,995	$50,326

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$343	$444
Accrued liabilities	811	380
Current portion of long term debt	9	9

Total current liabilities	1,163	833

Long-term debt	27,681	25,881

Total Liabilities	28,844	26,714

Commitments and contingencies

Stockholders’ equity:
Series F convertible preferred stock - $.01 par value: 100,000 shares authorized; shares issued and outstanding - none at June 30, 2007 and 1,000 at December 31, 2006	-	-
Common stock - $.01 par value; 70,000,000 shares authorized; shares issued and outstanding - 11,903,611 at June 30, 2007 and 11,536,597 at December 31, 2006	119	116
Additional paid-in capital	250,476	245,206
Accumulated deficit	(226,444)	(221,710)
Total stockholders’ equity	24,151	23,612

Total Liabilities and Stockholders’ equity	$52,995	$50,326

See accompanying notes to the consolidated financial statements.

CADIZ INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
($ in thousands except per share data)	2007	2006

Cash flows from operating activities:
Net loss Adjustments to reconcile net loss to	$(4,734)	$(5,376)
net cash used for operating activities:
Depreciation and amortization	76	79
Amortization of debt discount & issuance costs	895	14
Interest expense added to loan principal	938	786
Loss on early extinguishment of debt	-	868
Compensation charge for stock awards and share options Changes in operating assets and liabilities:	102	1,058
Decrease (increase) in accounts receivable	286	167
Decrease (increase) in prepaid borrowing expense	-	522
Decrease (increase) in prepaid expenses and other	(275)	(302)
Decrease (increase) in other assets	(250)	-
Increase (decrease) in accounts payable	(101)	40
Increase (decrease) in accrued liabilities	431	(124)
Net cash used for operating activities	(2,632)	(2,268)

Cash flows from investing activities:
Investment in marketable securities	(8,658)	-
Additions to property, plant and equipment	(176)	(20)
Decrease/(increase) in other assets	-	1

Net cash used by investing activities	(8,834)	(19)

Cash flows provide by (used by) financing activities:
Proceeds from issuance of long-term debt	-	36,375
Net proceeds from exercise of stock options	140	-
Net proceeds from exercise of warrants	5,031	-
Debt issuance costs	-	(409)
Principal payments on long-term debt	(4)	(26,642)

Net cash provided by financing activities	5,167	9,324

Net increase (decrease) in cash and cash equivalents	(6,299)	7,037

Cash and cash equivalents, beginning of period	10,397	5,302

Cash and cash equivalents, end of period	$4,098	$12,339

See accompanying notes to the consolidated financial statements.

CADIZ INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

For the Six months ended June 30, 2007
($ in thousands)
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance as of December 31, 2006	1,000	$-	11,536,597	$116	$245,206	$(221,710)	$23,612

Warrants exercised	-	-	335,440	3	5,028	-	5,031
Stock awards and options exercised	-	-	14,285	-	140	-	140
Series F preferred stock converted to common stock	(1,000)	-	17,289	-	-	-	-

Stock compensation expense	-	-	-	-	102	-	102
Net loss	-	-	-	-	-	(4,734)	(4,734)

Balance as of June 30, 2007	-	$-	11,903,611	$119	$250,476	$(226,444)	$24,151

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

The foregoing Consolidated Financial Statements include the accounts of the Company and contain all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the Company’s financial position, the results of its operations and its cash flows for the periods presented and have been prepared in accordance with generally accepted accounting principles. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2006. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of results for the entire fiscal year ended December 31, 2007.

Basis of Presentation

The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business. The Company incurred losses of $4.7 million for the six months ended June 30, 2007 and $5.4 million for the six months ended June 30, 2006. The Company had working capital of $12.1 million at June 30, 2007 and used cash in operations of $2.6 million for the six months ended June 30, 2007 and $2.3 million for the six months ended June 30, 2006. Currently, the Company's sole focus is the development of its land and water assets.

In 2006, the Company refinanced its long term debt with a new $36.4 million zero coupon senior secured convertible term loan that matures on June 29, 2011. The new loan provided $9.3 million of additional funds after repayment of the Company’s prior credit facility and certain transaction fees. The Company also received $1.1 million in September 2006, when certain holders of warrants issued in 2004 exercised their right to purchase 70,000 common shares at $15.00 per share. In 2007, the Company exercised its right to terminate the remaining warrants on March 2, 2007, subject to a 30 day notice period. In response, the remaining warrant holders exercised their right to purchase 335,440 shares of the Company’s common stock during the notice period, and the Company received an additional $5.0 million from the sale of these shares. Following this exercise, no Warrants remain outstanding.

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

In part due to Metropolitan’s actions in 2002, the Company’s wholly-owned agricultural subsidiary, Sun World International Inc. ("SunWorld"), filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on January 30, 2003. Sun World’s reorganization plan became effective in 2005, and the Company has no further liabilities related to the business or operations of Sun World. From the effective date of the plan through June 30, 2007, the Company has incurred losses of approximately $23.8 million and used cash in operations of $9.2 million.

 Principles of Consolidation

In December 2003, the Company transferred substantially all of its assets with the exception of its office sublease, certain office furniture and equipment and the investment in Sun World to Cadiz Real Estate LLC, a Delaware limited liability company (“Cadiz Real Estate”). The Company holds 100% of the equity interests of Cadiz Real Estate, and therefore continues to hold 100% beneficial ownership of the properties that it transferred to Cadiz Real Estate. Because the transfer of the Company’s properties to Cadiz Real Estate has no effect on its ultimate beneficial ownership of these properties, the properties owned of record either by Cadiz Real Estate or by the Company are treated as belonging to the Company.

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

Series F Convertible Preferred Stock

100,000 shares of Series F convertible preferred stock were issued to ING Capital LLC (“ING”) in a December 2003 financing transaction, of which 1,000 shares remained outstanding on December 31, 2006. In June 2007, ING elected to convert the preferred shares into 17,289 shares of common stock. No Series F Preferred Shares were outstanding on June 30, 2007.

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

In September 2006, the FASB released Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies the exchange price notion in the fair value definition to mean the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). This statement also clarifies that market participant assumptions should include assumptions about risk, should include assumptions about the effect of a restriction on the sale or use of an asset and should reflect its nonperformance risk (the risk that the obligation will not be fulfilled). Nonperformance risk should include the reporting entity’s credit risk. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 157 on January 1, 2008, as required, and management is still evaluating the impact on the Company’s consolidated financial statements.

In February 2007, the FASB released Statement of Financial Accounting Standards No. 159 (“SFAS No. 159), “The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value and is effective for the first fiscal year beginning after November 15, 2007. The Company will adopt SFAS No. 159 on January 1, 2008, as required, and management is still evaluating the impact on the Company’s consolidated financial statements.

See Note 2 to the Consolidated Financial Statements included in the Company’s Form 10-K for further discussion of the Company’s accounting policies.

NOTE 2 - PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

Property, plant, equipment and water programs consist of the following (in thousands):

	June 30,	December 31,
	2007	2006

Land and land improvements	$22,024	$21,986
Water programs	14,274	14,274
Buildings	1,191	1,191
Machinery and equipment	864	726
	38,353	38,177

Less accumulated depreciation	(3,063)	(2,987)

	$35,290	$35,190

Depreciation expense totaled $39 thousand during the three months ended June 30, 2007 and was the same amount during the prior year period. Depreciation expense totaled $76 thousand and $79 thousand for the six months ended June 30, 2007 and 2006, respectively.

NOTE 3 - LONG-TERM DEBT

At June 30, 2007 and December 31, 2006, the carrying amount of the Company’s outstanding debt is summarized as follows (dollars in thousands):

	June 30,	December 31,
	2007	2006

Zero coupon secured convertible term loan due June 29, 2011. Interest accruing at 5% per annum until June 29, 2009 and at 6% thereafter	$38,254	$37,316
Other loans	27	31
Debt Discount	(10,591)	(11,457)
	27,690	25,890

Less current portion	9	9

	$27,681	$25,881

In June 2006, the Company entered into a $36.4 million five year zero coupon convertible term loan with Peloton Partners LLP, as administrative agent for the loan, and with an affiliate of Peloton and another investor, as lenders. Certain terms of the loan were subsequently amended pursuant to Amendment #1 to the Credit Agreement, which was effective September 29, 2006. Under the terms of the loan, interest accrues at a 5% annual rate for the first 3 years and 6% thereafter, calculated on the basis of a 360-day year and actual days elapsed. The entire amount of accrued interest is due at the final maturity of the loan in June, 2011. The term loan is collateralized by substantially all the assets of the Company and contains representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company’s ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person. However, there are no financial maintenance covenants and no restrictions on the Company’s ability to issue additional common stock to fund future working capital needs.

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

On or after June 29, 2007, principal and interest accrued on each of the two loan tranches can be prepaid on 30 days notice either if the price of the Company’s stock on the NASDAQ Global Market exceeds the tranche’s conversion price by 40% for 20 consecutive trading days in a 30 trading day period or if the Company completes the Cadiz Water Program entitlement process, secures a right-of-way for the project pipeline and arranges sufficient financing to repay the loan and build the Cadiz Project. The $10 million Tranche A prepayment option would become available at a share price above $25.41 per share and the Tranche B prepayment option would become available at a share price above $32.34 per share.

The Company has analyzed all of the above provisions of the convertible loan and related agreements for embedded derivatives under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and related Emerging Issues Task Force (EITF) interpretations and SEC rules. The Company concluded that certain provisions of the convertible loan agreement, which were in effect prior to the first amendment date, may be deemed to be derivatives for purposes of the application of FASB Statement No. 133 and EITF 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Therefore, in accordance with FASB Statement No. 133, these embedded instruments were bifurcated from the host debt instrument and classified as a liability in the Company’s financial statements. The Company prepared valuations for each of the deemed derivatives using a Black-Scholes option pricing model and recorded a liability of approximately $12.2 million on the June 30 loan funding date, with an offsetting discount to the convertible term loan.

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

The proceeds of the Peloton Loan were applied to repay in full the Company’s term loan facility with ING. As a result, ING retained the $762,000 remaining balance of the prepaid interest credit account, and the write-off of this asset was reflected in the “Other Expense” caption of the Statement of Operations in the fiscal quarter ended June 30, 2006. The write-off of $106,000 of unamortized debt issuance costs related to the ING loan was also reflected under “Other Expense” in the same fiscal period. No balance was outstanding after the ING loan repayment in June 2006.

At June 30, 2007 the Company was in compliance with its debt covenants under the Peloton Loan.

NOTE 4 - STOCK-BASED COMPENSATION PLANS AND WARRANTS

The Company has issued options and has granted stock awards pursuant to its 2003 Management Equity Incentive Plan and its 2007 Management Equity Incentive Plan. The Company also has granted stock awards pursuant to its Outside Director Compensation Plan.

The 2007 Management Equity Incentive Plan was approved by stockholders at the June 15, 2007 Annual Meeting. The plan provides for the grant and issuance of up to 1,050,000 shares and options to the Company’s employees and consultants.  The plan became effective when the Company filed a registration statement on Form S-8 on July 25, 2007, and grants of 950,000 shares of common stock and options to purchase 7,661 shares of common stock became effective on that date.  As discussed below, all grants are subject to vesting conditions, and certain grants are subject to additional market conditions.

Stock Options Issued under the 2003 and 2007 Management Equity Incentive Plans

The 2003 Management Equity Incentive Plan provides for the granting of options for the purchase of 377,339 shares of common stock. Options issued under the Management Equity Incentive Plan were granted during 2005 and 2006. The options have a ten year term with vesting periods ranging from issuance date to three years. Certain of these options had strike prices that were below the fair market value of the Company’s common stock on the date of grant. All options have been issued to officers, employees and consultants of the Company. 365,000 options were granted under the plan during 2005, and the remaining 12,339 options were granted in 2006. Options to purchase 367,339 shares were unexercised and outstanding on June 30, 2007.

The Company recognized stock option related compensation costs of $75,000 and $443,000 in the six months ended June 30, 2007 and June 30, 2006, respectively. On June 30, 2007, the unamortized compensation expense related to these options amounted to $69,000 and is expected to be recognized in 2007 and 2008. Options to purchase 10,000 shares of stock for $13.95 per share were exercised during the six months ended June 30, 2007.

The Company granted options to purchase 7,661 common shares at a price of $20.00 per share under the 2007 Management Equity Incentive Plan in July 2007. The options have a ten year term with vesting periods ranging from issuance date to two years.

Stock Awards to Directors, Officer, Consultants and Employees

The Company has granted stock awards pursuant to its 2003 Management Equity Incentive Plan and Outside Director Compensation Plan. All of the shares issuable under the 2003 Management Equity Incentive Plan were awarded in May 2005.

14,701 shares were awarded under the Outside Director Compensation Plan on November 14, 2006. 10,416 shares related to service in the plan years ending June 30, 2004 and 2005 were issued immediately. 4,285 shares related to service in the plan year ending June 30, 2006 were issued on January 31, 2007.  A 4,599 share grant for service during the plan year ending June 30, 2007 became effective on that date.  The award will vest on January 31, 2008.

The compensation cost of stock grants is measured at the quoted market price of the Company’s stock at the date of grant. The accompanying consolidated financial statements include $616,000 of stock based compensation expense related to stock based awards in the six months ended June 30, 2006. There was $27,000 of stock base compensation expense related to stock awards during the six months ending June 30, 2007, and there was no unamortized compensation expense relating to stock awards on that date.

A grant of 950,000 shares under the 2007 Management Equity Incentive Plan became effective on July 25, 2007. The grant consists of 3 separate awards:

-	A 150,000 share award that vests in 3 equal installments on January 1, 2008, January 1, 2009 and January 1, 2010.

-
A 400,000 share award that is available if the trading price of the Company’s stock is at least $28 per share for 10 trading days within any period of 30 consecutive trading days on or before March 12, 2009. This award would vest in 4 equal installments on January 1, 2008, January 1, 2009, January 1, 2010 and January 1, 2011.

-
A 400,000 share award that is available if the trading price of the Company’s stock is at least $35 per share for 10 trading days within any period of 30 consecutive trading days on or before March 12, 2009. This award would also vest in 4 equal installments on January 1, 2008, January 1, 2009, January 1, 2010 and January 1, 2011.

Stock Purchase Warrants Issued to Non-Employees

The Company accounts for equity securities issued to non-employees in accordance with the provisions of SFAS 123R and Emerging Issues Task Force 96-18. On November 30, 2004 the Company completed a private placement of 400,000 units, each Unit consisting of five (5) shares of the Company’s common stock and one (1) common stock purchase warrant. Each of the 400,000 warrants entitle the holder to purchase one (1) share of common stock at an exercise price of $15.00 per share. An additional 5,440 warrants were issued to an individual who assisted the company in identifying participants in the November 30, 2004 private placement and elected to receive a commission for the services in stock rather than cash. Each Warrant has a term of three (3) years and was callable at the Company’s option.

During September 2006, certain warrant holders exercised their rights to purchase 70,000 shares, and the Company received $1,050,000 from the sale of that common stock. In 2007, the Company exercised a right to terminate the remaining warrants on March 2, 2007, subject to a 30-day notice period. In response, the remaining warrant holders exercised their rights to purchase 335,440 shares of the Company’s common stock during the notice period, and the Company received $5.0 million from the sale of these shares. Following this exercise, no Warrants remain outstanding.

NOTE 5 - INCOME TAXES

As of June 30, 2007, the Company had net operating loss (NOL) carryforwards of approximately $74.4 million for federal income tax purposes and $25.0 million for California state income tax purposes. Such carryforwards expire in varying amounts through the year 2026. These amounts reflect the effective reduction of the NOL carryforwards as a result of ownership change annual limitation amounts.

In addition, on August 26, 2005, a Settlement Agreement between Cadiz, on one hand, and Sun World and three of Sun World’s subsidiaries, on the other hand, was approved by the U.S. Bankruptcy Court, concurrently with the Court’s confirmation of the amended Plan. The Settlement Agreement provides that following the September 6, 2005 effective date of Sun World’s plan of reorganization, Cadiz will retain the right to utilize the Sun World net operating loss carryovers (NOLs). Sun World Federal NOLs are estimated to be approximately $57.8 million. If, in any year from calendar year 2005 through calendar year 2011, the utilization of such NOLs results in a reduction of Cadiz’ tax liability for such year, then Cadiz will pay to the Sun World bankruptcy estate 25% of the amount of such reduction, and shall retain the remaining 75% for its own benefit. There is no requirement that Cadiz utilize these NOLs during this reimbursement period, or provide any reimbursement to the Sun World bankruptcy estate for any NOLs used by Cadiz after this reimbursement period expires. The Company has not recognized any tax benefits to these NOLs.

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

As of the January 1, 2007, adoption of FIN 48, the Company possessed unrecognized tax benefits totaling approximately $3.3 million. None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets. Additionally, as of that date the company had accrued a total of $200,000 for state taxes, interest and penalties related to income tax positions in prior returns. In connection with the adoption of FIN 48, the Company elected to classify income tax penalties and interest as general and administrative expenses. For the three months ended June 30, 2007, general and administrative expenses included approximately $40,000 of income tax penalties and interest.

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

NOTE 6 - NET LOSS PER COMMON SHARE

Basic earnings per share (EPS) is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any, by the weighted-average common shares outstanding. Options, deferred stock units, warrants, convertible debt, and preferred stock that are convertible into shares of the Company’s common stock were not considered in the computation of diluted EPS because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 2,125,000 and 927,000 shares for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, weighted averaged shares outstanding would have increased by approximately 2,115,000 and 917,000 shares, respectively.

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

When Metropolitan’s Board declined to proceed with the Cadiz Project, the FEIR was awaiting certification at a hearing scheduled for late October 2002. It is the Company’s position that actions by Metropolitan breached various contractual and fiduciary obligations to the Company, and interfered with the economic advantage it would have obtained from the Cadiz Project. In April 2003 the Company filed a claim against Metropolitan seeking compensatory damages. When settlement negotiations failed to produce a resolution, the Company filed a lawsuit against Metropolitan in Los Angeles Superior Court on November 17, 2005. The claims for breach of fiduciary duty, breach of express contract, promissory estoppel, breach of implied contract and specific performance have all been allowed by the Court in its ruling on Metropolitan’s motion for demurrer. The Court is scheduled to hear motions for summary judgment brought by the Company and Metropolitan on August 30, 2007. The case is currently scheduled for trial in late 2007.

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

To address concerns expressed by certain elected officials and environmental groups, certain elements of the Project have been restructured. These operational changes concentrate on public concerns regarding the potential transfer and sale of indigenous groundwater and the potential replenishment of temporary withdrawals of indigenous groundwater. No changes are proposed to any of the physical facilities required to implement and operate the Cadiz Project.

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

We issued 100,000 shares of Series F convertible preferred stock to ING as part of our agreements in December 2003, of which 1,000 shares remained outstanding on December 31, 2006. In June 2007, ING elected to convert the preferred shares into 17,289 shares of common stock. No Series F Preferred Shares were outstanding on June 30, 2007.

The Company remains committed to its land and water assets and continues to explore all opportunities for development of these assets. The Company cannot predict with certainty which of these various opportunities will ultimately be utilized.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

We have not received significant revenues from our water resource activity to date. As a result, we have historically incurred a net loss from operations. We had revenues of $5 thousand for the three months ended June 30, 2007 and $157 thousand for the three months ended June 30, 2006. We incurred a net loss of $2.2 million in the three months ended June 30, 2007 compared with a $3.2 million net loss during the three months ended June 30, 2006. The lower loss in the 2007 period primarily related to lower non-cash stock compensation costs related to stock and option awards made under the Company’s stock-based compensation plans.

Our primary expenses are our ongoing costs to develop our water and real estate assets and to secure the remaining entitlements needed to continue developing the Cadiz Program. These costs consist primarily of project management, legal, consulting, engineering and administrative expenses, which are characterized as general and administrative expenses for financial statement reporting purposes. We also have expenses related to the limited farming activities that we conduct at the Cadiz Ranch. Other costs include interest expense and compensation costs resulting from the grant of stock and options under the Cadiz 2003 Management Equity Incentive Plans and the Outside Director Compensation Plan.

Revenues Cadiz had revenues of $5 thousand for the three months ended June 30, 2007 and $157 thousand for the three months ended June 30, 2006. Lower revenues resulted primarily from the timing of the sale of citrus crops, as the smaller 2006 lemon harvest started later in the year and was substantially complete by year-end.  All the related revenues were recognized during first quarter of 2007.

Cost of Sales Cost of Sales totaled $130 thousand during the three months ended June 30, 2006 and reflected the production, harvesting and marketing costs associated with citrus crop sales during the period. There were no citrus crop revenues during the three months ended June 30, 2007, so there was no related cost of sales.

General and Administrative Expenses General and administrative expenses during the three months ended June 30, 2007 totaled $1.4 million compared to $1.8 million for the three months ended June 30, 2006. Non-cash compensation costs for stock and option awards are included in General and Administrative Expenses.

Compensation costs from stock and option awards for the three months ended June 30, 2007 were $37 thousand, compared with $529 thousand for the three months ended June 30, 2006. The expenses primarily relate to stock and options issued under the Cadiz 2003 Management Equity Incentive Plan and the Outside Director Compensation Plan described in Note 4 of Notes to the Consolidated Financial Statements. The declining expense reflects a lower balance of unvested stock and option grants in June 30, 2007. There were no stock or option grants under these plans during the three months ended June 30, 2007. Shares and options issued under the Plans vest over varying periods from the date of issue to December 2008. We expect to incur additional non-cash expenses in connection with grants under the 2007 Management Equity Incentive Plan, which became effective in July 2007. See Note 4 of the Notes to the Consolidated Financial Statements - Stock Based Compensation Plans and Warrants.

Other General and Administrative Expenses, exclusive of stock based compensation costs, totaled $1.3 million in the three months ended June 30, 2007 and $1.2 million in the three months ended June 30, 2006.

Depreciation and Amortization Depreciation and amortization expense for the three months ended June 30, 2007 and 2006 totaled $39 thousand in each period, respectively.

Interest Expense, net  Net interest expense totaled $765 thousand during the three months ended June 30, 2007, compared to $496 thousand during the same period in 2006. The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	June 30,
	2007	2006

Interest on outstanding debt	$483	$528
Amortization of financing costs	15	7
Amortization of debt discount	445	-
Interest income	(178)	(39)

	$765	$496

The increase in net interest expense is primarily due to the amortization of the debt discount related to certain derivatives embedded to the new senior secured convertible term loan. 2007 interest income increased to $178 thousand from $39 thousand in the prior year, due to higher cash balances and higher short-term interest rates. See Notes to the Consolidated Financial Statements: Note 3 - Long-term Debt.

Income Taxes Income tax expense for the three months ended June 30, 2007 was $3 thousand. There was no income tax expense in the prior year period. See Note 5 of the Notes to the Consolidated Financial Statements - Income Taxes.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

We had revenues of $357 thousand for the six months ended June 30, 2007 and $409 thousand for the six months ended June 30, 2006. We incurred a net loss of $4.7 million in the six months ended June 30, 2007, compared with a $5.4 million net loss during the six months ended June 30, 2006. The lower loss in the 2007 period primarily related to lower non-cash expenses related to stock and option awards.

Revenues Cadiz had revenues of $357 thousand for the six months ended June 30, 2007 and $409 thousand for the six months ended June 30, 2006. Lower revenues resulted primarily from the smaller lemon harvest in the fourth quarter of 2006. 2006 crop yields were lower than the prior year due to unfavorable weather conditions.

Cost of Sales Cost of Sales totaled $348 thousand during the six months ended June 30, 2007 and $341 thousand during the six months ended June 30, 2006. The higher cost of sales in 2007 reflects higher production, harvesting and marketing costs associated with citrus crop sales during the period.

General and Administrative Expenses General and administrative expenses during the six months ended June 30, 2007 totaled $3.1 million compared to $3.9 million for the six months ended June 30, 2006. Non-cash compensation costs for stock and option awards are included in General and Administrative Expenses.

Compensation costs from stock and option awards for the six months ended June 30, 2007 were $102 thousand, compared with $1.1 million for the six months ended June 30, 2006. The expenses primarily relate to stock and options issued under the 2003 Management Equity Incentive Plan and the Outside Director Compensation Plan described in Note 4 of Notes to the Consolidated Financial Statements. The declining expense reflects a lower balance of unvested stock and option grants in June 30, 2007. There were no stock or option grants under these plans during the six months ended June 30, 2007. Shares and options issued under the Plans vest over varying periods from the date of issue to December 2008. We expect to incur additional non-cash expenses in connection with grants under the 2007 Management Equity Incentive Plan when that plan became effective in July 2007. See Note 4 of the Notes to the Consolidated Financial Statements - Stock Based Compensation Plans and Warrants.

Other General and Administrative Expenses, exclusive of stock based compensation costs, totaled $3.0 million in the six months ended June 30, 2007, compared with $2.8 million for the six months ended June 30, 2006. The increase in expenses is primarily due to higher payroll costs.

Depreciation and Amortization Depreciation and amortization expense for the six months ended June 30, 2007 and 2006 totaled $76 thousand and $79 thousand, respectively.

Interest Expense, net  Net interest expense totaled $1.5 million during the six months ended June 30, 2007, compared to $977 thousand during the same period in 2006. The following table summarizes the components of net interest expense for the two periods (in thousands):

	Six Months Ended
	June 30,
	2007	2006

Interest on outstanding debt	$938	$1,046
Amortization of financing costs	29	14
Amortization of debt discount	866	-
Interest income	(305)	(83)

	$1,528	$977

The increase in net interest expense is primarily due the amortization of the debt discount related to certain derivatives embedded to the new senior secured convertible term loan. 2007 interest income increased to $305 thousand from $83 thousand in the prior year, due to higher cash balances and higher short-term interest rates. See Notes to the Consolidated Financial Statements: Note 3 - Long-term Debt.

Other Income During the six month period ended June 30, 2006, one of our stockholders determined that it had, at a time when it was the beneficial holder of more than 10% of our outstanding equity securities, inadvertently engaged in trades which resulted in automatic short swing profit liability to the Company pursuant to Section 16(b) of the Securities Exchange Act of 1934. After becoming aware of the situation, the stockholder promptly made payments totaling $350,000 to the Company to settle the entire short swing profit liability owed as a consequence of these trades.

Income Taxes Income tax expense for the six months ended June 30, 2007 was $8 thousand. There was no income tax expense in the prior year period. See Note 5 of the Notes to the Consolidated Financial Statements - Income Taxes.

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

On or after June 29, 2007, principal and interest accrued on each of the two loan tranches can be prepaid on 30 days notice either if the price of the Company’s stock on the NASDAQ Global Market exceeds the tranche’s conversion price by 40% for 20 consecutive trading days in a 30 trading day period or if the Company completes the Cadiz Water Program entitlement process, secures a right-of-way for the project pipeline and arranges sufficient financing to repay the loan and build the Cadiz Project. The $10 million Tranche A prepayment option would become available at a share price above $25.41 per share and the Tranche B prepayment option would become available at a share price above $32.34 per share.

The debt covenants associated with the loan were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed. At June 30, 2007, the Company was in compliance with its debt covenants.

In addition to allowing us to repay our former credit facility with ING, the Peloton Loan provided us with $9.3 million of additional working capital and deferred all interest payments until the June 29, 2011 final maturity date. Furthermore, the Peloton Loan, unlike the ING facility, permitted us to retain the proceeds received from the exercise of certain warrants issued by us in 2004.

A $24 million private equity placement was completed by the Company in November 30, 2004, and included the issuance of warrants to purchase 405,440 shares of our common stock at an exercise price of $15.00 per share. During September 2006, holders of 70,000 of the warrants exercised their warrants, resulting in the issuance by us of 70,000 shares of common stock with net proceeds of $1,050,000. In February 2007, we exercised our right to terminate the remaining warrants upon 30 days notice, and holders of all the remaining 335,440 warrants exercised their warrants. As a result, we issued 335,440 shares of our common stock and received net proceeds of $5,031,600 during February 2007. Following these exercises, no Warrants remain outstanding.

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

We issued 100,000 shares of Series F convertible preferred stock to ING as part of our agreements in December 2003, of which 1,000 shares remained outstanding on December 31, 2006. In June 2007, ING elected to convert the preferred shares into 17,289 shares of common stock. No Series F Preferred Shares were outstanding on June 30, 2007, and, as discussed further in Item 5 of Part II - Other Information, the Series F Preferred Stock was subsequently eliminated from the Company’s certificate of incorporation.

At June 30, 2007, we have no outstanding credit facilities other than the Peloton Loan described in our 10K for the year ended December 31, 2006.

Cash Used for Operating Activities. Cash used for operating activities was $2.6 million for the six months ended June 30, 2007, as compared to $2.3 million for the six months ended June 30, 2006. The increased cash usage is primarily due to higher general and administrative expenses, which are primarily due to higher payroll expenses.

Cash Used for Investing activities. During the six months ended June 30, 2007, net cash flow used for investing activities was $8.8 million, reflecting investments in marketable securities and the acquisition of equipment at the Cadiz Ranch. During the six months ended June 30, 2006, net cash flow used for investing activities was $19 thousand, primarily for the acquisition of plant and equipment at the Cadiz Ranch.

Cash Provided by (Used for) Financing Activities. Cash provided by financing activities totaled $5.2 million for the six months ended June 30, 2007, compared with $9.3 million in the six months ended June 30, 2006. The 2007 results reflect $5.2 million of net proceeds from the exercise of warrants to purchase 335,440 shares of our common stock for $15.00 per share and the exercise of options to purchase 10,000 shares of our common stock for $13.95 per share by an employee. The 2006 results reflect the proceeds remaining from the $36.4 million zero coupon senior secured convertible term loan facility after repayment of the ING credit facility and debt issuance costs in June 2006.

Outlook

Short Term Outlook. The proceeds of our $36.4 million senior secured convertible term loan and the $6.2 million received upon the sale of common shares in 2007 and 2006 pursuant to the exercise of certain warrants issued in November 2004 and the exercise of employee stock options provide us with sufficient funds to meet our expected working capital needs for the next 12 months. The Company expects to continue its historical practice of structuring its financing arrangements to match the anticipated needs of its development activities. See "Long Term Outlook", below. No assurances can be given, however, as to the availability or terms of any new financing.

Long Term Outlook. In the longer term, we will need to raise additional capital to finance working capital needs and any payments due under our senior secured convertible term loan at maturity. See “Current Financing Arrangements” above. Payments will be due under the term loan only to the extent that lenders elect not to exercise equity conversion rights prior to the loan’s final maturity date. Our future working capital needs will depend upon the specific measures we pursue in the entitlement and development of our water resources and real estate. We will evaluate the amount of cash needed, and the manner in which such cash will be raised, on an ongoing basis. We may meet any future cash requirements through a variety of means, including equity or debt placements, or through the sale or other disposition of assets. Equity placements would be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon our existing stockholders.

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

In September 2006, the FASB released Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies the exchange price notion in the fair value definition to mean the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). This statement also clarifies that market participant assumptions should include assumptions about risk, should include assumptions about the effect of a restriction on the sale or use of an asset and should reflect its nonperformance risk (the risk that the obligation will not be fulfilled). Nonperformance risk should include the reporting entity’s credit risk. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 157 on January 1, 2008, as required, and management is still evaluating the impact on the Company’s consolidated financial statements.

In February 2007, the FASB released Statement of Financial Accounting Standards No. 159 (“SFAS No. 159), “The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value and is effective for the first fiscal year beginning after November 15, 2007. The Company will adopt SFAS No. 159 on January 1,

2008, as required, and management is still evaluating the impact on the Company’s consolidated financial statements.

Certain Known Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	After 5 years

Long term debt obligations	$38,281	$9	$18	$38,254	$-
Interest Expense	9,493	1	1	9,491	-
Operating leases	919	164	350	359	46
	$48,693	$174	$369	$48,104	$46

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Information about market risks for the six months ended June 30, 2007 does not differ materially from that discussed under Item 7A of Cadiz’ Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chairman and Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to our Board of Directors. Based on their evaluation as of June 30, 2007, our Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

As indicated above under Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations), on June 15, 2007 ING converted its 1,000 remaining shares of Series F Preferred Stock into 17,289 shares of our common stock. Following this conversion, no shares of our Series F Preferred Stock remained outstanding.

The issuance of the common stock upon conversion of the Series F Preferred Stock was not registered under the Securities Act of 1933, as amended (the "Securities Act"), but was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act as the transactions (including the issuance of the Series F Preferred Stock) did not involve public offerings, the number of investors was limited, the investors were provided with information about us, and we placed restrictions on the resale of the securities.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matter to a Vote of Security Holders

The Company’s current report on Form 8-K dated June 15, 2007 and filed on June 29, 2007 is incorporated by reference as part of this quarterly report on Form 10-Q.

ITEM 5. Other Information

On August 3, 2007 we filed a Certificate of Elimination of Series F Preferred Stock with the State of Delaware. We made this filing inasmuch as, with the conversion by ING of all remaining outstanding Series F Preferred Stock as noted in Item 2 above, we have no shares of Series F Preferred Stock outstanding and no shares of Series F Preferred Stock will be issued in the future. The effect of this filing was to eliminate from our Certificate of Incorporation all matters set forth in the certificate of designation previously filed by us with respect to the Series F Preferred Stock.

ITEM 6.  Exhibits

The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

3.1       Certificate of Elimination of Series F Preferred Stock of Cadiz Inc. (as filed August 3, 2007)

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

Cadiz Inc.

By:	/s/ Keith Brackpool	August 6, 2007
	Keith Brackpool	Date
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ O'Donnell Iselin II	August 6, 2007
	O'Donnell Iselin II	Date
Chief Financial Officer and Secretary (Principal Financial Officer)