Form 10-Q
period 2007-09-30
CADIZ INC
filed 2007-11-08
CIK 727273

United States
Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[√]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2007

OR

  [   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from …… to …….

Commission File Number 0-12114

Cadiz Inc.

(Exact name of registrant specified in its charter)

DELAWARE                                                        77-0313235
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)

550 S. Hope Street, Suite 2850
Los Angeles, California                      90071
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
Yes___ No √

As of November 1, 2007, the Registrant had 11,903,611 shares of common stock, par value $0.01 per share, outstanding.

CADIZ INC.

ii

CADIZ INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months
	Ended September 30,
($ in thousands except per share data)	2007	2006

Revenues	$6	$37

Costs and expenses:
General and administrative	3,284	2,085
Depreciation and amortization	121	38

Total costs and expenses	3,405	2,123

Operating loss	(3,399)	(2,086)

Other income (expense)
Interest expense, net	(818)	(702)
Change in fair value of derivative liability	-	(2,919)
Other income	-	23
Other (expense), net	(818)	(3,598)

Loss before income taxes	(4,217)	(5,684)
Income tax provision	1	-

Net loss	$(4,218)	$(5,684)

Net loss applicable to common stock	$(4,218)	$(5,684)

Basic and diluted net loss per common share	$(0.35)	$(0.50)

Basic and diluted weighted average shares outstanding	11,906	11,331

See accompanying notes to the consolidated financial statements.

CADIZ INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Nine Months
	Ended September 30,
($ in thousands except per share data)	2007	2006

Revenues	$363	$446

Costs and expenses:
Cost of sales	348	341
General and administrative	6,415	5,954
Depreciation and amortization	197	117

Total costs and expenses	6,960	6,412

Operating loss	(6,597)	(5,966)

Other income (expense)
Interest expense, net	(2,346)	(1,679)
Loss on early extinguishment of debt	-	(868)
Change in fair value of derivative liability	-	(2,919)
Other income	-	373
Other income (expense), net	(2,346)	(5,093)

Loss before income taxes	(8,943)	(11,059)
Income tax provision	9	1

Net loss	$(8,952)	$(11,060)

Net loss applicable to common stock	$(8,952)	$(11,060)

Basic and diluted net loss per common share	$(0.76)	$(0.98)

Basic and diluted weighted average shares outstanding	11,825	11,331

See accompanying notes to the consolidated financial statements.

CADIZ INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
($ in thousands)	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$2,340	$10,397
Marketable securities	8,775	-
Accounts receivable	29	301
Prepaid expenses and other	308	243

Total current assets	11,452	10,941

Property, plant, equipment and water programs, net	35,982	35,190
Goodwill	3,813	3,813
Other assets	587	382

Total Assets	$51,834	$50,326

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$524	$444
Accrued liabilities	1,282	380
Current portion of long term debt	9	9

Total current liabilities	1,815	833

Long-term debt	28,639	25,881

Total Liabilities	30,454	26,714

Commitments and contingencies

Stockholders’ equity:
Series F convertible preferred stock - $.01 par value:
no shares authorized and outstanding on September 30, 2007; 100,000 shares authorized, 1,000 issued and outstanding on December 31, 2006	-	-
Common stock - $.01 par value:
70,000,000 shares authorized; shares issued and outstanding - 11,903,611 at September 30, 2007 and 11,536,597 at December 31, 2006	119	116
Additional paid-in capital	251,923	245,206
Accumulated deficit	(230,662)	(221,710)
Total stockholders’ equity	21,380	23,612

Total Liabilities and Stockholders’ equity	$51,834	$50,326
See accompanying notes to the consolidated financial statements.

CADIZ INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
($ in thousands except per share data)	2007	2006

Cash flows from operating activities:
Net loss Adjustments to reconcile net loss to	$(8,952)	$(11,060)
net cash used for operating activities:
Depreciation and amortization	197	117
Amortization of debt discount & issuance costs	1,383	400
Interest expense added to loan principal	1,427	1,251
Loss on early extinguishment of debt	-	868
Change in value of derivative liability	-	2,919
Compensation charge for stock awards and share options Changes in operating assets and liabilities:	1,549	1,826
Decrease (increase) in accounts receivable	272	154
Decrease (increase) in prepaid borrowing expense	-	522
Decrease (increase) in prepaid expenses and other	(65)	(532)
Decrease (increase) in other assets	(250)	-
Increase (decrease) in accounts payable	80	(43)
Increase (decrease) in accrued liabilities	902	(64)
Net cash used for operating activities	(3,457)	(3,642)

Cash flows from investing activities:
Investment in marketable securities	(8,775)	-
Additions to property, plant and equipment	(990)	(20)

Net cash used by investing activities	(9,765)	(20)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	36,375
Net proceeds from exercise of stock options	140	-
Net proceeds from exercise of warrants	5,031	1,050
Debt issuance costs	-	(409)
Principal payments on long-term debt	(6)	(26,644)

Net cash provided by financing activities	5,165	10,372

Net increase (decrease) in cash and cash equivalents	(8,057)	6,710

Cash and cash equivalents, beginning of period	10,397	5,302

Cash and cash equivalents, end of period	$2,340	$12,012

Supplemental disclosure of non-cash investment and financing activities
Reclassification of loan conversion option fair value from liabilities to stockholder’s equity	$-	$15,160
See accompanying notes to the consolidated financial statements.

CADIZ INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

For the Nine months ended September 30, 2007
($ in thousands)
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance as of December 31, 2006	1,000	$-	11,536,597	$116	$245,206	$(221,710)	$23,612

Warrants exercised	-	-	335,440	3	5,028	-	5,031

Stock Awards and Options exercised	-	-	14,285	-	140	-	140
Series F preferred stock converted to common stock	(1,000)	-	17,289	-	-	-	-

Stock compensation expense	-	-	-	-	1,549	-	1,549
Net loss	-	-	-	-	-	(8,952)	(8,952)

Balance as of September 30, 2007	-	$-	11,903,611	$119	$251,923	$(230,662)	$21,380

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

The foregoing Consolidated Financial Statements include the accounts of the Company and contain all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair statement of the Company’s financial position, the results of its operations and its cash flows for the periods presented and have been prepared in accordance with generally accepted accounting principles. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates, and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2006. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of results for the entire fiscal year ended December 31, 2007.

Basis of Presentation

The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business. The Company incurred losses of $9.0 million for the nine months ended September 30, 2007 and $11.1 million for the nine months ended September 30, 2006. The Company had working capital of $9.6 million at September 30, 2007 and used cash in operations of $3.5 million for the nine months ended September 30, 2007 and $3.6 million for the nine months ended September 30, 2006. Currently, the Company's sole focus is the development of its land and water assets.

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

        Based on current forecasts, the Company believes it has sufficient resources to fund operations for more than one year. The Company’s current resources do not provide the capital necessary to fund a water or real estate development project should the Company be required to do so. There is no assurance that additional financing (public or private) will be available on acceptable terms or at all. If the Company issues additional equity securities to raise funds, the ownership percentage of the Company’s existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If the Company cannot raise needed funds, it might be forced to make substantial reductions in its operating expenses, which could adversely affect its ability to implement its current business plan and ultimately its viability as a company. These financial statements do not include any adjustments that might result from these uncertainties.

In part due to the actions of the Metropolitan Water District of Southern California in 2002, the Company’s wholly-owned agricultural subsidiary, Sun World International Inc. (“Sun World”), filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on January 30, 2003. Sun World’s reorganization plan became effective in 2005, and the Company has no further liabilities related to the business or operations of Sun World. From the effective date of the plan through September 30, 2007, the Company has incurred losses of approximately $28.1 million and used cash in operations of $10.0 million.

 Principles of Consolidation

In December 2003, the Company transferred substantially all of its assets with the exception of an office sublease, certain office furniture and equipment and the investment in Sun World to Cadiz Real Estate LLC, a Delaware limited liability company (“Cadiz Real Estate”). The Company holds 100% of the equity interests of Cadiz Real Estate, and therefore continues to consolidate Cadiz Real Estate.

Marketable Securities

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash and cash equivalents. Marketable securities consist of auction rate securities. Auction rate securities are long-term municipal bonds and preferred stock with interest rates that reset periodically through an auction process, which occurs in 7-, 28-, 35-, or 90-day periods. There are no cumulative gross unrealized holding gains or losses associated with these investments, and all income is recorded as interest income.

Goodwill

The Company has $3.8 million of goodwill which resulted from a merger in May 1988 between two companies, which eventually became known as Cadiz Inc. Goodwill is not amortized but is tested for impairment annually, or more frequently, if events occur which require an impairment analysis to be performed. The Company performed an impairment test of its goodwill at December 31, 2006 and determined that its goodwill was not impaired.

Series F Convertible Preferred Stock

100,000 shares of Series F convertible preferred stock were issued to ING Capital LLC (“ING”) in a December 2003 financing transaction, of which 1,000 shares remained outstanding on December 31, 2006. In June 2007, ING elected to convert the preferred shares into 17,289 shares of common stock. No Series F Preferred Shares were authorized, issued or outstanding on September 30, 2007.

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

See Note 2 to the Consolidated Financial Statements included in the Company’s Form 10-K for further discussion of the Company’s accounting policies.

NOTE 2 - PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

Property, plant, equipment and water programs consist of the following (in thousands):

	September 30,	December 31,
	2007	2006

Land and land improvements	$21,998	$21,986
Water programs	14,274	14,274
Buildings	1,714	1,191
Machinery and equipment	1,100	726
	39,086	38,177

Less accumulated depreciation	(3,104)	(2,987)

	$35,982	$35,190

Depreciation expense totaled $121 thousand and $38 thousand during the three months ended September 30, 2007 and 2006, respectively. Depreciation expense totaled $197 thousand and $117 thousand for the nine months ended September 30, 2007 and 2006, respectively.

NOTE 3 - LONG-TERM DEBT

At September 30, 2007 and December 31, 2006, the carrying amount of the Company’s outstanding debt is summarized as follows (dollars in thousands):

	September 30,	December 31,
	2007	2006

Zero coupon secured convertible term loan due June 29, 2011, with interest accruing at 5% per annum until June 29, 2009 and at 6% thereafter	$38,743	$37,316
Other loans	25	31
Debt Discount	(10,120)	(11,457)
	28,648	25,890

Less current portion	9	9

	$28,639	$25,881

In June 2006, the Company entered into a $36.4 million five year zero coupon convertible term loan with Peloton Partners LLP, as administrative agent for the loan, and with an affiliate of Peloton and another investor, as lenders. Certain terms of the loan were subsequently amended pursuant to Amendment #1 to the Credit Agreement, which was effective September 29, 2006. Under the terms of the loan, interest accrues at a 5% annual rate for the first three years and 6% thereafter, calculated on the basis of a 360-day year and actual days elapsed. The entire amount of accrued interest is due at the final maturity of the loan in June, 2011. The term loan is collateralized by substantially all the assets of the Company and contains representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company’s ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person. However, there are no financial maintenance covenants and no restrictions on the Company’s ability to issue additional common stock to fund future working capital needs.

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

On September 29, 2006, the terms of the loan were amended to modify the repayment and conversion options available to lenders upon a change in control of the Company, to clarify that the conversion feature was an unsecured obligation of the Company and to specifically limit the maximum number of shares to be issued upon conversion of the loan. With these modifications, it was determined that the requirement for bifurcation under SFAS 133 was no longer met and that the carrying value of the embedded derivatives should be reclassified to stockholder’s equity under EITF 06-7. The derivative liability was adjusted to fair value on the amendment date, and the $2,919,000 increase in fair value was recorded as an “Other Expense” item in the Consolidated Statement of Operations. The $15.2 million fair value of the derivative liability was then transferred to the Additional Paid-in Capital component of Stockholder’s Equity.

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

At September 30, 2007, the Company was in compliance with its debt covenants under the Peloton Loan.

NOTE 4 - STOCK-BASED COMPENSATION PLANS AND WARRANTS

The Company has issued options and has granted stock awards pursuant to its 2003 Management Equity Incentive Plan, its 2007 Management Equity Incentive Plan and its Outside Director Compensation Plan.

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

Stock Options Issued under the 2003 and 2007 Management Equity Incentive Plans

The 2003 Management Equity Incentive Plan provided for the granting of options for the purchase of up to 377,339 shares of common stock. Options issued under the plan were granted during 2005 and 2006. The options have a ten year term with vesting periods ranging from issuance date to three years. Certain of these options had strike prices that were below the fair market value of the Company’s common stock on the date of grant. All options have been issued to officers, employees and consultants of the Company. 365,000 options were granted under the plan during 2005, and the remaining 12,339 options were granted in 2006.

The Company granted options to purchase 7,661 common shares at a price of $20.00 per share under the 2007 Management Equity Incentive Plan on July 25, 2007. The options have strike prices that were slightly above the fair market value of the Company’s common stock on the date that the grant became effective. The options have a ten year term with vesting periods ranging from issuance date to two years. In total, options to purchase 375,000 shares were unexercised and outstanding on September 30, 2007.

The Company recognized stock option related compensation costs of $152,000 and $697,000 in the nine months ended September 30, 2007 and September 30, 2006, respectively. On September 30, 2007, the unamortized compensation expense related to these options amounted to $64,000 and is expected to be recognized in 2007 and 2008. Options to purchase 10,000 shares of stock for $13.95 per share were exercised during the nine months ended September 30, 2007.

Stock Awards to Directors, Officers, Consultants and Employees

The Company has granted stock awards pursuant to its 2007 Management Equity Incentive Plan, 2003 Management Equity Incentive Plan and Outside Director Compensation Plan.

A grant of 950,000 shares under the 2007 Management Equity Incentive Plan became effective on July 25, 2007. The grant consists of three separate awards. Two of the awards are subject to market conditions.

-	A 150,000 share award that vests in three equal installments on January 1, 2008, January 1, 2009 and January 1, 2010.

-
A 400,000 share award that is available if the trading price of the Company’s stock is at least $28 per share for 10 trading days within any period of 30 consecutive trading days on or before March 12, 2009. This award would vest in four equal installments on January 1, 2008, January 1, 2009, January 1, 2010 and January 1, 2011.

-
A 400,000 share award that is available if the trading price of the Company’s stock is at least $35 per share for 10 trading days within any period of 30 consecutive trading days on or before March 12, 2009. This award would also vest in four equal installments on January 1, 2008, January 1, 2009, January 1, 2010 and January 1, 2011.

The 2003 Management Equity Incentive Plan provided for the award of up to 1,094.272 shares of common stock. All of the shares were awarded in May 2005, and all of the awards were vested as of December 31, 2006.

14,701 shares were awarded under the Outside Director Compensation Plan on November 14, 2006, of which 10,416 shares related to service in the plan years ended June 30, 2004 and 2005 vested and were issued immediately. 4,285 shares of the 14,701 shares awarded related to service in the plan year ended June 30, 2006 vested and were issued on January 31, 2007. A 4,599 share grant for service during the plan year ended June 30, 2007 was awarded on that date. The 4,599 share award will vest on January 31, 2008.

The compensation cost of stock grants without market conditions is measured at the quoted market price of the Company’s stock at the date of grant. The fair value of the two 2007 Management Equity Incentive Plan awards with market conditions was calculated using a lattice model using the following weighted average assumptions:

Risk free interest rate	4.74%
Current stock price	$19.74
Expected volatility	38.0%
Expected dividend yield	0.0%
Weighted average vesting period	2.0 years

The risk free interest rate was assumed to be equal to the yield of a U.S. Treasury bond of comparable maturity, as published in the Federal Reserve Statistical Release for the relevant date. The current stock price is the closing price of the Company’s common stock quoted on the NASDAQ Global Market on the grant date. The expected volatility was derived from an analysis of the historical volatility of the trading price per share of the Company’s common stock on the NASDAQ Global Market. The Company does not anticipate that it will pay dividends in the future.

The lattice model calculates a derived service period, which is equal to the median period between the grant date and the date that the relevant market conditions are satisfied. The derived service periods for the grants with $28 and $35 per share market conditions are 0.72 years and 1.01 years, respectively.

The weighted average vesting period is based on the later of the derived service period and the scheduled vesting dates for each grant.

The accompanying consolidated financial statements include $1,397,000 of stock based compensation expense related to stock based awards in the nine months ended September 30, 2007, and there was $ 1,129,000 of stock based compensation expense related to stock awards during the nine months ended September 30, 2006. On September 30, 2007, there was $8.2 million of unamortized compensation expense relating to stock awards.

Stock Purchase Warrants Issued to Non-Employees

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

NOTE 5 - INCOME TAXES

As of September 30, 2007, the Company had net operating loss (NOL) carryforwards of approximately $75.9 million for federal income tax purposes and $26.5 million for California state income tax purposes. Such carryforwards expire in varying amounts through the year 2026.

In addition, on August 26, 2005, a Settlement Agreement between Cadiz, on one hand, and Sun World and three of Sun World’s subsidiaries, on the other hand, was approved by the U.S. Bankruptcy Court, concurrently with the Court’s confirmation of the amended Plan. The Settlement Agreement provides that following the September 6, 2005 effective date of Sun World’s plan of reorganization, Cadiz will retain the right to utilize the Sun World net operating loss carryovers (NOLs). Sun World Federal NOLs are estimated to be approximately $57.8 million. If, in any year from calendar year 2005 through calendar year 2011, the utilization of such NOLs results in a reduction of Cadiz’ tax liability for such year, then Cadiz will pay to the Sun World bankruptcy estate 25% of the amount of such reduction, and shall retain the remaining 75% for its own benefit. There is no requirement that Cadiz utilize these NOLs during this reimbursement period, or provide any reimbursement to the Sun World bankruptcy estate for any NOLs used by Cadiz after this reimbursement period expires. The Company has not recognized any tax benefits from these NOLs.

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

As of the January 1, 2007, adoption of FIN 48, the Company possessed unrecognized tax benefits totaling approximately $3.3 million. None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets. Additionally, as of that date the Company had accrued a total of $200,000 for state taxes, interest and penalties related to income tax positions in prior returns. In connection with the adoption of FIN 48, the Company elected to classify income tax penalties and interest as general and administrative expenses. For the nine months ended September 30, 2007, general and administrative expenses included approximately $40,000 of income tax penalties and interest.

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

NOTE 6 - NET LOSS PER COMMON SHARE

Basic earnings per share (EPS) is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any, by the weighted-average common shares outstanding. Options, deferred stock units, warrants, convertible debt, and preferred stock that are convertible into shares of the Company’s common stock were not considered in the computation of diluted EPS because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 2,267,000 and 2,618,000 shares for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, weighted averaged shares outstanding would have increased by approximately 2,166,000 and 1,488,000 shares, respectively.

NOTE 7 - SUBSEQUENT EVENT

On October 1, 2007, the Company agreed to the conditional issuance of up to 300,000 shares to the former sole shareholder and successor in interest to Exploration Research Associates, Inc. (“ERA”). The shares would be issued if and when certain significant milestones in the development of the Company’s properties are achieved. The Company acquired the assets of ERA in 1998, and the original acquisition agreement provided for the conditional issuance of up to 600,000 shares of the common stock of Cadiz. 100,000 shares were issued to ERA in 2003, and the remaining balance was reduced to 20,000 by the 1:25 reverse split of the Company’s common stock in 2003.

      The agreement settled certain claims by ERA against the Company and restored the value of contingent consideration provided to ERA in the original acquisition agreement. It further provided new milestones that are better aligned with the Company’s current business plans.

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

Despite the significant progress made in the federal environmental review process, in October 2002, Metropolitan’s Board voted not to accept the right of way grant offered by the U.S. Department of the Interior and refused to consider whether or not to certify the Final Environmental Impact Report (“FEIR”), which was a necessary action to authorize implementation of the Cadiz Project in accordance with the California Environmental Quality Act (“CEQA”).

When Metropolitan’s Board declined to proceed with the Cadiz Project, the FEIR was awaiting certification at a hearing scheduled for late October 2002. It is the Company’s position that actions by Metropolitan breached various contractual and fiduciary obligations to the Company, and interfered with the economic advantage it would have obtained from the Cadiz Project. In April 2003, the Company filed a claim against Metropolitan seeking compensatory damages. When settlement negotiations failed to produce a resolution, the Company filed a lawsuit against Metropolitan in Los Angeles Superior Court on November 17, 2005. The claims for breach of fiduciary duty, breach of express contract, promissory estoppel, breach of implied contract and specific performance were allowed by the Court in its October 2006 rulings on Metropolitan’s motion for demurrer. On October 19, 2007, the Court issued a ruling on Motions for Summary Judgment/Adjudication that upheld the Company’s claim for breach of fiduciary duty and dismissed the other four contractual and related claims. The case is currently scheduled for trial in April 2008.

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

We issued 100,000 shares of Series F convertible preferred stock to ING as part of our agreements in December 2003, of which 1,000 shares remained outstanding on December 31, 2006. In June 2007, ING elected to convert the preferred shares into 17,289 shares of common stock. No Series F Preferred Shares were authorized, issued or outstanding on September 30, 2007.

On October 1, 2007, we agreed to the conditional issuance of up to 300,000 shares to the former sole shareholder and successor in interest to Exploration Research Associates, Inc. (“ERA”). The shares would be issued if and when certain significant milestones in the development of the Company’s properties are achieved. We acquired the assets of ERA in 1998, and the original acquisition agreement provided for the conditional issuance of up to 600,000 shares of the common stock of Cadiz. 100,000 shares were issued to ERA in 2003, and the remaining balance was reduced to 20,000 by the 1:25 reverse split of the Company’s common stock in 2003.

The October 1, 2007 agreement settled certain claims by ERA against the Company and restored the value of contingent consideration provided to ERA in the original acquisition agreement. It further provided new milestones that are better aligned with the Company’s current business plans.

The Company remains committed to its land and water assets and continues to explore all opportunities for development of these assets. The Company cannot predict with certainty which of these various opportunities will ultimately be utilized.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

We have not received significant revenues from our water resource activity to date. As a result, we have historically incurred a net loss from operations. We had revenues of $6 thousand for the three months ended September 30, 2007 and $37 thousand for the three months ended September 30, 2006. We incurred a net loss of $4.2 million in the three months ended September 30, 2007 compared with a $5.7 million net loss during the three months ended September 30, 2006. The 2007 loss did not include a $2.9 million charge for the increase in the fair value of bifurcated equity conversion options embedded in our zero coupon secured convertible term loan that was incurred during the 2006 period. The favorable year over year impact of the non-recurring charge was partially offset by higher payroll costs and legal expenses related to the Company’s lawsuit against Metropolitan.

Our primary expenses are our ongoing costs to develop our water and real estate assets and to secure the remaining entitlements needed to continue developing the Cadiz Project. These costs consist primarily of project management, legal, consulting, engineering and administrative expenses and are characterized as general and administrative expenses for financial statement reporting purposes.

We also have expenses related to the limited farming activities that we conduct at the Cadiz Ranch. Other costs include interest expense and compensation costs resulting from the grant of stock and options under the Cadiz 2007 and 2003 Management Equity Incentive Plans and the Outside Director Compensation Plan.

Revenues Cadiz had revenues of $6 thousand for the three months ended September 30, 2007 and $37 thousand for the three months ended September 30, 2006. The $31 thousand decrease resulted primarily from non-recurring revenues at the Cadiz Ranch in 2006.

General and Administrative Expenses General and administrative expenses during the three months ended September 30, 2007 totaled $3.3 million compared to $2.1 million for the three months ended September 30, 2006. Non-cash compensation costs for stock and option awards are included in General and Administrative Expenses.

Compensation costs from stock and option awards for the three months ended September 30, 2007 were $1.5 million, compared with $768 thousand for the three months ended September 30, 2006. The expenses primarily relate to stock and options issued under the Cadiz 2003 and 2007 Management Equity Incentive Plans. The 2007 Plan became effective on July 25, 2007, and the higher 2007 expense reflects the initial stock and option awards under the Plan. Shares and options issued under the Plans vest over varying periods from the date of issue to January 2011. See Note 4 of the Notes to the Consolidated Financial Statements - Stock Based Compensation Plans and Warrants.

Other General and Administrative Expenses, exclusive of stock based compensation costs, totaled $1.8 million in the three months ended September 30, 2007 and $1.3 million in the three months ended September 30, 2006. The increase in expenses is primarily due to higher payroll costs and legal expenses related to the Company’s lawsuit against Metropolitan.

Depreciation and Amortization Depreciation and amortization expense for the three months ended September 30, 2007 totaled $121 thousand compared to $38 thousand during for the three months ended September 30, 2006. The higher expense was due to the acquisition of additional property, plant and equipment.

Interest Expense, net  Net interest expense totaled $818 thousand during the three months ended September 30, 2007, compared to $702 thousand during the same period in 2006. The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	September 30,
	2007	2006

Interest on outstanding debt	$490	$464
Amortization of financing costs	16	13
Amortization of debt discount	471	373
Interest income	(159)	(148)

	$818	$702

        The increase in net interest expense is primarily due to the amortization of the debt discount related to certain derivatives embedded to the new senior secured convertible term loan. 2007 interest income increased to $159 thousand from $148 thousand in the prior year, due to higher cash balances and higher short-term interest rates. See Notes to the Consolidated Financial Statements: Note 3 - Long-term Debt.

Change in Fair Value of Derivative Liability The Company prepaid its existing indebtedness with ING in June 2006 with the proceeds of a new five year zero coupon convertible term loan. Prior to an amendment to this new loan on September 29, 2006, the new loan contained certain “embedded” derivatives which were bifurcated from the host debt instrument and were recorded at fair value as liabilities on the Company’s consolidated balance sheet under GAAP. These embedded derivatives were subject to periodic revaluation based on changes in the fair market value of our common stock, with changes in fair value resulting from this revaluation reflected as an other income or expense item. On September 29, 2006, certain terms and conditions of the credit agreement and embedded derivatives were amended. The fair value of the equity conversion options were recalculated, and a $2.9 million expense was recognized due to an increase in fair value. The primary reason for the higher fair value was an increase in the trading price of our common stock from June 30, 2006 to September 29, 2006. Following the September 29, 2006 amendment, bifurcation of the embedded equity conversion option is no longer required. As a result, the fair value of the embedded derivatives has been transferred from the liability accounts to stockholder’s equity, and no further fair value adjustments will be required. See Note 3 to the Consolidated Financial Statements - Debt.

Income Taxes Income tax expense for the three months ended September 30, 2007 was $1 thousand. There was no income tax expense in the prior year period. See Note 5 of the Notes to the Consolidated Financial Statements - Income Taxes.

Nine months Ended September 30, 2007 Compared to Nine months Ended September 30, 2006

We had revenues of $363 thousand for the nine months ended September 30, 2007 and $446 thousand for the nine months ended September 30, 2006. We incurred a net loss of $9.0 million in the nine months ended September 30, 2007, compared with a $11.1 million net loss during the nine months ended September 30, 2006. The 2007 loss did not include a $2.9 million charge for the increase in the fair value of bifurcated equity conversion options embedded in our zero coupon secured convertible term loan that was incurred during the 2006 period. The favorable impact of the non-recurring charge was partially offset by higher payroll costs and legal expenses related to the Company’s lawsuit against Metropolitan.

Revenues Cadiz had revenues of $363 thousand for the nine months ended September 30, 2007 and $446 thousand for the nine months ended September 30, 2006. Lower revenues resulted primarily from the smaller lemon harvest due to unfavorable weather conditions.

Cost of Sales Cost of Sales totaled $348 thousand during the nine months ended September 30, 2007 and $341 thousand during the nine months ended September 30, 2006. The higher cost of sales in 2007 reflects higher production, harvesting and marketing costs associated with citrus crop sales during the period.

General and Administrative Expenses General and administrative expenses during the nine months ended September 30, 2007 totaled $6.4 million compared to $6.0 million for the nine months ended September 30, 2006. Non-cash compensation costs for stock and option awards are included in General and Administrative Expenses.

Compensation costs from stock and option awards for the nine months ended September 30, 2007 were $1.5 million, compared with $1.8 million for the nine months ended September 30, 2006. The expenses primarily relate to stock and options issued under the 2007 and 2003 Management Equity Incentive Plans and the Outside Director Compensation Plan described in Note 4 of Notes to the Consolidated Financial Statements. The lower expense primarily reflects the timing of grants under the 2003 and 2007 Management Equity Incentive Plans. Lower expense related to previously issued grants under the 2003 Management Equity Incentive Plan was partially offset by additional expense related to initial grants under the 2007 Management Equity Incentive Plan, which became effective on July 25, 2007. Shares and options issued under the Plans vest over varying periods from the date of issue to January 2011. See Note 4 of the Notes to the Consolidated Financial Statements - Stock Based Compensation Plans and Warrants.

Other General and Administrative Expenses, exclusive of stock based compensation costs, totaled $4.9 million in the nine months ended September 30, 2007, compared with $4.1 million for the nine months ended September 30, 2006. The increase in expenses is primarily due to higher payroll costs and legal expenses related to the Company’s lawsuit against Metropolitan.

Depreciation and Amortization Depreciation and amortization expense for the nine months ended September 30, 2007 and 2006 totaled $197 thousand and $117 thousand, respectively. The higher expense was due to the acquisition of additional property, plant and equipment.

Interest Expense, net  Net interest expense totaled $2.3 million during the nine months ended September 30, 2007, compared to $1.7 million during the same period in 2006. The following table summarizes the components of net interest expense for the two periods (in thousands):

	Nine Months Ended
	September 30,
	2007	2006

Interest on outstanding debt	$1,428	$1,510
Amortization of financing costs	45	27
Amortization of debt discount	1,337	373
Interest income	(464)	(231)

	$2,346	$1,679

The increase in net interest expense is primarily due the amortization of the debt discount related to certain derivatives embedded to the new senior secured convertible term loan. 2007 interest income increased to $464 thousand from $231 thousand in the prior year, due to higher cash balances and higher short-term interest rates. See Notes to the Consolidated Financial Statements: Note 3 - Long-term Debt.

Other Income During the nine month period ended September 30, 2006, one of our stockholders determined that it had, at a time when it was the beneficial holder of more than 10% of our outstanding equity securities, inadvertently engaged in trades which resulted in automatic short swing profit liability to the Company pursuant to Section 16(b) of the Securities Exchange Act of 1934. After becoming aware of the situation, the stockholder promptly made payments totaling $350,000 to the Company to settle the entire short swing profit liability owed as a consequence of these trades.

Change in Fair Value of Derivative Liability The Company prepaid its existing indebtedness with ING in June 2006 with the proceeds of a new five year zero coupon convertible term loan. Prior to an amendment to this new loan on September 29, 2006, the new loan contained certain “embedded” derivatives which were bifurcated from the host debt instrument and were recorded at fair value as liabilities on the Company’s consolidated balance sheet under GAAP. These embedded derivatives were subject to periodic revaluation based on changes in the fair market value of our common stock, with changes in fair value resulting from this revaluation reflected as an other income or expense item. On September 29, 2006, certain terms and conditions of the credit agreement and embedded derivatives were amended. The fair value of the equity conversion options were recalculated, and a $2.9 million expense was recognized due to an increase in fair value. The primary reason for the higher fair value was an increase in the trading price of our common stock from June 30, 2006 to September 29, 2006. Following the September 29, 2006 amendment, bifurcation of the embedded equity conversion option is no longer required. As a result, the fair value of the embedded derivatives has been transferred from the liability accounts to stockholder’s equity, and no further fair value adjustments will be required. See Note 3 to the Consolidated Financial Statements - Debt.

Income Taxes Income tax expense for the nine months ended September 30, 2007 was $9 thousand, compared with $1 thousand during the prior year period. See Note 5 of the Notes to the Consolidated Financial Statements - Income Taxes.

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

Subsequent to the vote of Metropolitan’s Board in October 2002 to not proceed with the Cadiz Project and Sun World’s January 2003 bankruptcy filing, we have worked with our primary secured lenders to structure our debt in a way which allows us to continue our development of the Cadiz Project and to minimize the dilution of the ownership interests of common stockholders. We entered into a series of agreements with ING Capital LLC and then refinanced the ING loan with a new $36.4 million five year zero coupon senior secured convertible term loan with Peloton Partners LLP (through an affiliate) and another lender (the “Peloton Loan”) in June 2006. The Peloton loan provided for:

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

The debt covenants associated with the loan were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed. At September 30, 2007, the Company was in compliance with its debt covenants.

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

100,000 shares of Series F convertible preferred stock were issued to ING Capital LLC (“ING”) in a December 2003 financing transaction, of which 1,000 shares remained outstanding on December 31, 2006. In June 2007, ING elected to convert the preferred shares into 17,289 shares of common stock. No Series F Preferred Shares were authorized, issued or outstanding on September 30, 2007.

At September 30, 2007, we have no outstanding credit facilities other than the Peloton Loan described in our 10K for the year ended December 31, 2006.

Cash Used for Operating Activities. Cash used for operating activities was $3.5 million for the nine months ended September 30, 2007, as compared to $3.6 million for the nine months ended September 30, 2006. The $0.1 million decrease primarily reflects lower farming and maintenance expenditures at the Cadiz Ranch.

Cash Used for Investing activities. During the nine months ended September 30, 2007, net cash used for investing activities was $9.8 million, reflecting investments in marketable securities and capital expenditures for leasehold improvements, furniture and equipment at our corporate offices and the Cadiz Ranch. During the nine months ended September 30, 2006, net cash used for investing activities was $20 thousand, primarily for the acquisition of equipment at the Cadiz Ranch.

Cash Provided by Financing Activities. Cash provided by financing activities totaled $5.2 million for the nine months ended September 30, 2007, compared with $10.4 million in the nine months ended September 30, 2006. The 2007 results reflect $5.2 million of net proceeds from the exercise of warrants to purchase 335,440 shares of our common stock for $15.00 per share and the exercise of options to purchase 10,000 shares of our common stock for $13.95 per share by an employee. The 2006 results reflect the proceeds remaining from the $36.4 million zero coupon senior secured convertible term loan facility after repayment of the ING credit facility and debt issuance costs in June 2006 and the issuance of common stock to certain warrant holders that exercised their rights to purchase our common stock for $15.00 per share during September 2006.

Outlook

Short Term Outlook. The net proceeds of our $36.4 million senior secured convertible term loan and the $6.2 million received upon the sale of common shares in 2007 and 2006 pursuant to the exercise of certain warrants issued in November 2004 and the exercise of employee stock options provide us with sufficient funds to meet our expected working capital needs for the next 12 months. The Company expects to continue its historical practice of structuring its financing arrangements to match the anticipated needs of its development activities. See "Long Term Outlook", below. No assurances can be given, however, as to the availability or terms of any new financing.

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

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements - Description of Business and Summary of Significant Accounting Policies.

Certain Known Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	After 5 years

Long term debt obligations	$38,768	$9	$16	$38,743	$-
Interest Expense	9,004	1	1	9,002	-
Operating leases	887	177	348	362	-
	$48,659	$187	$365	$48,107	$-

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Information about market risks for the nine months ended September 30, 2007 does not differ materially from that discussed under Item 7A of Cadiz’ Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chairman and Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to our Board of Directors. Based on their evaluation as of September 30, 2007, our Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

See "Legal Proceedings" included in the Company's latest Form 10-K for a complete discussion, as updated by the Company's current report on Form 8-K dated October 4, 2007 and filed on October 5, 2007 and the Company's current report on Form 8-K dated October 19, 2007 and filed on October 22, 2007.

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

Cadiz Inc.

         By:     /s/ Keith Brackpool       November 8, 2007
            Keith Brackpool                                               Date
            Chairman of the Board
            and Chief Executive Officer
            (Principal Executive Officer)

        By:     /s/ O’Donnell Iselin II                             November 8, 2007
            O’Donnell Iselin II,                                         Date
            Chief Financial Officer
            and Secretary
            (Principal Financial Officer)