Form 10-K
period 2007-12-31
CADIZ INC
filed 2008-03-14
CIK 727273

united states
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[√]           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2007

OR

[    ]        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from . . . . . to . . . . .

COMMISSION FILE NUMBER 0-12114

Cadiz Inc.
(Exact name of registrant specified in its charter)

DELAWARE	77-0313235
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

550 S. Hope Street, Suite 2850
Los Angeles, CA	90071
(Address of principal executive offices)	(Zip Code)

(213) 271-1600
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each ClassName of Each Exchange on Which Registered
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
Yes _√_  No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§220.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. □

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2).
Large accelerated filer ___   Accelerated filer _√_   Non-accelerated filer ___   Smaller Reporting Company ___

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes___  No _√_

As of March 3, 2008, the Registrant had 11,958,210 shares of common stock outstanding. The aggregate market value of the common stock held by nonaffiliates as of June 30, 2007 was approximately $234,078,821 based on 10,417,393 shares of common stock outstanding held by nonaffiliates and the closing price on that date.  Shares of common stock held by each executive officer and director and by each entity that owns more than 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Documents Incorporated by Reference

Portions of the Registrant's definitive Proxy Statement to be filed for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.  The Registrant is not incorporating by reference any other documents within this Annual Report on Form 10-K except those footnoted in Part IV under the heading “Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K”.

ii

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

Overview

Our primary assets consist of 45,000 acres of land in three areas of eastern San Bernardino County, California.  Virtually all of this land is underlain by high-quality groundwater resources with demonstrated potential for recreational, residential and water resource development.  The properties are located in proximity to the Colorado River and the Colorado River Aqueduct, the major source of imported water for Southern California.  The aquifer systems underlying the properties are suitable for a variety of water storage and supply programs.

The value of these assets derives from a combination of projected population increases and limited water supplies throughout Southern California.  In addition, most of the major population centers in Southern California are not located where significant precipitation occurs, requiring the importation of water from other parts of the state.  We therefore believe that a competitive advantage exists for companies that can provide high-quality, reliable, and affordable water to major population centers.

Our objective is to realize the highest and best use for these assets.  In 1993 we secured permits for up to 9,600 acres of agricultural development in the Cadiz Valley and the withdrawal of more than 1 million acre-feet of groundwater from the aquifer system underlying the property.  We believe that the location, geology and hydrology of this property is uniquely suited for development of a groundwater storage and dry-year supply program to augment the water supplies available to Southern California.  To this end, in 1997 we entered into the first of a series of agreements with the Metropolitan Water District of Southern California (“Metropolitan”) to jointly design, permit and build such a project (the “Cadiz Project” or “Project”).

Between 1997 and 2002, Metropolitan and the Company received substantially all of the state and federal approvals required for the permits necessary to construct and operate the project, including a Record of Decision (“ROD”) from the U.S. Department of the Interior, which endorsed the Cadiz Project and offered a right-of-way for construction of project facilities.  The ROD also approved a Final Environmental Impact Statement (“FEIS”) in compliance with the National Environmental Policy Act (“NEPA”).

Upon completion of the federal environmental review and permitting process, Cadiz expected Metropolitan to certify the completed Final Environmental Impact Report (“FEIR”).  As California Environmental Quality Act (“CEQA”) lead agency for the Project, Metropolitan had planned to hold a CEQA hearing, certify the FEIR and accept the right-of-way offered to the Project by the U.S. Department of the Interior.  In October 2002, prior to the CEQA hearing, Metropolitan’s staff brought the right-of-way matter before the Metropolitan Board of Directors.  By a very narrow margin, the Metropolitan Board voted not to accept the right-of-way grant and not to proceed with the Project.  The Metropolitan Board took this action before it had certified the FEIR, in accordance with CEQA.  As a result, the CEQA process for the Project was not completed by Metropolitan.

It is our position that the actions by Metropolitan breached various contractual and fiduciary obligations to the Company and interfered with the economic advantage it would have obtained from the Cadiz Project.  In April 2003, the Company filed a claim against Metropolitan seeking compensatory damages.  When settlement negotiations failed to produce a resolution, the Company filed a lawsuit against Metropolitan in Los Angeles Superior Court on November 17, 2005.  The claims for breach of fiduciary duty, breach of express contract, promissory estoppel, breach of implied contract and specific performance were allowed by the Court in its October 2006 rulings on Metropolitan’s motion for demurrer.  On October 19, 2007, the Court issued a ruling on Motions for Summary Judgment/Adjudication that upheld the Company’s claim for breach of fiduciary duty and dismissed the other four contractual and related claims.  The case is currently scheduled for trial in April 2008.

Regardless of the Metropolitan Board’s actions in October 2002, the need for new water storage and dry-year supplies has not abated.  The population of California continues to grow rapidly, while water supplies are being challenged by drought, lack of infrastructure and environmental protections.  Indeed, California is facing the very real possibility that current and future supplies of water will not be able to meet demand.  In 2007, a federal judge limited deliveries out of California’s State Water Project, reducing Southern California’s water supplies by nearly 30%.  Moreover, in 2007, cities throughout Southern California endured one of the driest years in decades, while the Colorado River continued to provide  below average deliveries to the State.  These conditions have greatly challenged California’s water supplies and led policy leaders to seek improvements to the State’s water infrastructure, including the pursuit of public financing for new groundwater storage and supply projects.

The advantages of underground water storage projects are many.  These include minimal surface environmental impacts, low capital investment, minimal evaporative water loss and protection from airborne contaminants.  Because the need for groundwater storage and dry-year supplies continues to grow in California, we continue to pursue the implementation of the Cadiz Project.

To that end, we have filed permit applications with the County of San Bernardino in an effort to complete the environmental review of the Cadiz Project according to CEQA and to acquire any permits required under California law to construct and operate the Project.  Upon completion of the CEQA process, we plan to pursue an update to the FEIS and obtain renewed permits from the U.S. Bureau of Land Management of the U.S. Department of the Interior.  Additionally, we will continue discussions with several other public agencies regarding their interest in participating in the Cadiz Project.

In addition to agriculture and water development, the rapid growth of nearby desert communities in Southern California, Nevada and Arizona indicates that the Company’s land holdings may in time be suitable for other types of development.  To this end, we have conducted a detailed analysis of our land assets to assess the opportunities for these properties.  Based on this analysis, we believe that our properties have significant long-term potential for residential and commercial development.  We are continuing to explore alternative land uses to maximize the value of our properties.

However, we cannot predict with certainty which of these various opportunities will ultimately be utilized.

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

Our initial focus was on the acquisition of land and the assembly of contiguous land holdings through property exchanges to prove the quantity and quality of water resources in the region.  We subsequently established agricultural operations on our properties in the Cadiz Valley and sought to develop the water resources underlying that site.

The focus of our water development activities has been the Cadiz Project.  The Metropolitan Board’s decision in late 2002 delayed implementation of the Cadiz Project.  When we were unable to make further progress with Metropolitan, we began to take steps to complete the environmental review process and implement the Project independently.  To that end, in 2006 we commenced work with San Bernardino County to complete the CEQA environmental review for the Project.  We filed applications with the County in early 2007 for permits necessary to construct and operate the Cadiz Project and to initiate the CEQA review.  The County is now completing a schedule for review of the Project’s existing and updated environmental documents.

At the same time we have pursued a claim against Metropolitan, seeking compensatory damages for what we believe is a breach of various contractual and fiduciary obligations to us, and interference with the economic advantage we would have obtained from the Cadiz Project.

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

(c)           Narrative Description of Business

Our business strategy is the development of our land holdings for their highest and best uses.  At present, our development activities are focused on water resource development.

Water Resource Development

Our portfolio of water resources are located in proximity to the Colorado River and the Colorado River Aqueduct, the principal source of imported water for Southern California, and provide us with the opportunity to participate in a variety of water storage and supply programs, exchanges and conservation programs with public agencies and other partners.

The Cadiz Valley Groundwater Storage and Dry-Year Supply Project

The Company owns approximately 35,000 acres of land and related high-quality groundwater resources in the Cadiz and Fenner valleys of eastern San Bernardino County.  The aquifer system underlying this property is naturally recharged by precipitation (both rain and snow) within a watershed of approximately 1,300 square miles.  See Item 2, “Properties – The Cadiz/Fenner Property”.

In 1997 we commenced discussions with Metropolitan in order to develop a joint venture groundwater storage and dry-year supply program on this land (the “Cadiz Project”).  The Cadiz Project would provide Southern California with a valuable increase in water supply during periods of drought or other emergencies.  Additionally, exchange agreements could be used to transfer water from the Cadiz Project to California communities in the Central and Northern portions of the Sate.

During wet years, surplus water from the Colorado River would be stored in the aquifer system that underlies the Cadiz property.  When needed, the stored water and indigenous groundwater could be returned to the Colorado River Aqueduct for distribution to water agencies throughout six Southern California counties.  The Colorado River Aqueduct provides water to public water agencies and utilities serving approximately 18 million people.

Indigenous groundwater would also be available from the Cadiz Project during dry years.  The use of indigenous groundwater would be strictly monitored in accordance with provisions of the Groundwater Monitoring & Management Plan (“Management Plan”) endorsed by the U.S. Department of the Interior in its 2002 ROD.  This Management Plan was created during the Cadiz Project’s extensive environmental review process to ensure long-term protection of the aquifer system and related environmental resources in and surrounding the area in which the Cadiz Project is located.  The Company remains committed to the Management Plan, which is an important component of our current permit applications with the County of San Bernardino.

Cadiz Project facilities would include, among other things:

•	Spreading basins, which are shallow ponds that percolate water from the ground surface down to the water table;

•	High yield wells designed to efficiently extract stored Colorado River water and indigenous groundwater from beneath the Cadiz Project area;

•	A 35-mile conveyance pipeline to connect the spreading basins and well field to the Colorado River Aqueduct near the Iron Mountain pumping plant; and

•	A pumping plant to pump water through the conveyance pipeline from the Colorado River Aqueduct near the Iron Mountain pumping plant to the Cadiz Project spreading basins.

In October 2001, the Final Environmental Impact Statement (“FEIS”) and Final Environmental Impact Report (“FEIR”) were issued by Metropolitan and the U.S. Bureau of Land Management, in collaboration with the U.S. Geological Survey and the National Park Service.  On August 29, 2002, the U.S. Department of Interior approved the FEIS for the Cadiz Project and issued its Record of Decision (“ROD”), the final step in the federal environmental review process for the Cadiz Project.  The ROD amended the California Desert Conservation Area Plan for an exception to the utility corridor element and offered to Metropolitan a right-of-way grant for the pipeline from the Colorado River Aqueduct to the Cadiz Project.

With all federal approvals in place, on October 8, 2002, Metropolitan’s Board considered acceptance of the terms and conditions of the right-of-way grant pursuant to the published ROD.  By a very narrow margin, the Board voted not to adopt Metropolitan staff’s recommendation to approve the terms and conditions of the right-of-way grant issued by the Department of the Interior.  Instead, the Board voted for an alternative motion to reject the terms and conditions of the right-of-way grant and to not proceed with the Cadiz Project.  Subsequent to the Metropolitan Board’s action, negotiations toward a final agreement for the Cadiz Project on the basis of the previously approved definitive economic terms ceased.

When Metropolitan’s Board declined to proceed with the Cadiz Project, the FEIR was complete and awaiting certification at a hearing scheduled for late October 2002.  It is our position that Metropolitan’s actions on October 8, 2002, breached various contractual and fiduciary obligations of Metropolitan to us, and interfered with the economic advantage we would have obtained from the Cadiz Project.  Therefore, in April 2003 we filed a claim against Metropolitan seeking compensatory damages.  When settlement negotiations failed to produce a resolution, we filed a lawsuit against Metropolitan in Los Angeles Superior Court on November 17, 2005.  On October 19, 2007, the Court issued a ruling on Motions for Summary Judgment/Adjudication that upheld our claim for breach of fiduciary duty and dismissed the other four contractual and related claims.  The case is currently scheduled for trial in April 2008.  See Item 3 - “Legal Proceedings”.

Meanwhile, the need for new water storage and dry-year supplies has not abated.  The population of California continues to grow rapidly, while water supplies are being challenged by drought, lack of infrastructure and environmental protections.  Indeed, California is facing the very real possibility that current and future supplies of water will not be able to meet demand.  In 2007, a federal judge limited deliveries out of California’s State Water Project, reducing Southern California’s water supplies by nearly 30%.  Moreover, in 2007, cities throughout Southern California endured one of the driest years in decades, while the Colorado River continued to provide below average deliveries to the State.  These conditions have greatly challenged California’s water supplies and led policy leaders to seek improvements to the State’s water infrastructure, including the pursuit of public financing for new groundwater storage and supply projects.  Had the Cadiz Project already been built, it could have delivered much needed dry-year supplies to Southern California in 2007.  Therefore, we are committed to the implementation of the Cadiz Project.

To that end, we commenced work with the County of San Bernardino to complete the CEQA environmental review for the Project.  In 2007, we filed applications with the County for the permits necessary to construct and operate the Cadiz Project and to initiate the CEQA review.  As CEQA lead agency, the County is now completing a schedule for review of the Project’s existing and updated environmental documents.

Once the CEQA review is complete, we plan to pursue and update of the FEIS and obtain renewed permits from the U.S. Bureau of Land Management of the Department of the Interior.  Additionally, we will continue discussions with several other public agencies regarding their interest in participating in the Cadiz Project.

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

Agricultural Operations

The Company has developed approximately 1,600 acres of its Cadiz Valley landholding for agriculture.  We are currently farming 960 acres of grape vineyards and lemon groves on the property.  Additional land was dedicated to row crop production in prior years.  We contract all of our farming activities to third parties, either leasing an entire crop to a grower or subcontracting cultivation labor, harvesting and marketing to suppliers.  In 2007, we leased approximately 700 acres of organic table grape vineyards to a grower for $12,000 and farmed 260 acres of Lisbon and Eureka lemons.  2007 revenues from our agricultural operations were $413,000.  We did not reach an agreement to renew the vineyard lease in 2008 and will be farming a raisin crop on the property.

Seasonality

Our water resource development activities are not seasonal in nature.

With the 2003 bankruptcy and 2005 sale of the assets of our agricultural subsidiary, Sun World International, Inc. (“Sun World”), our farming operations are limited to the cultivation of lemons and grapes/raisins on the Cadiz Valley properties.  These operations are subject to the general seasonal trends that are characteristic of the agricultural industry.

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

Employees

As of December 31, 2007, we employed 9 full-time employees (i.e. those individuals working more than 1,000 hours per year).  We believe that our employee relations are good.

Regulation

Our operations are subject to varying degrees of federal, state and local laws and regulations.  As we proceed with the development of our properties, including the Cadiz Project, we will be required to satisfy various regulatory authorities that we are in compliance with the laws, regulations and policies enforced by such authorities.  Groundwater development, and the export of surplus groundwater for sale to entities such as public water agencies, is subject to regulation by specific existing statutes, in addition to general environmental statutes applicable to all development projects.  Additionally, we must obtain a variety of approvals and permits from state and federal governments with respect to issues that may include environmental issues, issues related to special status species, issues related to the public trust, and others.  Because of the discretionary nature of these approvals and concerns which may be raised by various governmental officials, public interest groups and other interested parties during both the development and approval process, our ability to develop properties and realize income from our projects, including the Cadiz Project, could be delayed, reduced or eliminated.

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

Our Development Activities Have Not Generated Significant Revenues

At present, our development activities are focused on water resource and real estate development at our San Bernardino County properties.  We have not received significant revenues from our development activities to date and we do not know when, if ever, we will receive operating revenues from these activities.  As a result, we continue to incur a net loss from operations.

We May Never Generate Significant Revenues Or Become Profitable Unless We Are Able To Successfully Implement Programs To Develop Our Land Assets And Related Water Resources

We do not know the terms, if any, upon which we may be able to proceed with our water and real estate development programs.  Regardless of the form of our water development programs, the circumstances under which transfers or storage of water can be made and the profitability of any transfers or storage are subject to significant uncertainties, including the risk of variable water supplies and changing water allocation priorities.  Both water and real estate development programs are subject to the risk of adverse changes in public policies and changes to or interpretations of U.S. federal, state and local laws, regulations and policies.  Additional risks include our ability to obtain all necessary regulatory approvals and permits, possible litigation by environmental or other groups, unforeseen technical difficulties, general market conditions for real estate and water supplies, and the time needed to generate significant operating revenues from such programs after operations commence.

The Development of our Properties is Heavily Regulated and Requires Governmental Approvals And Permits That Could Be Denied

In developing our land assets and related water resources, we are subject to local, state, and federal statutes, ordinances, rules and regulations concerning zoning, resource protection, environmental impacts, infrastructure design, subdivision of land, construction and similar matters.  Our development activities are subject to the risk of adverse interpretations or changes to these laws and policies.  Further, our development activities require governmental approvals and permits that, if denied or granted subject to unfavorable conditions or restrictions, would adversely impact our ability to successfully implement our development programs.  The opposition of government officials may adversely affect our ability to obtain needed government approvals and permits upon satisfactory terms in a timely manner.  In this regard, 2008 fiscal year federal government appropriations did not include funding to allow for Cadiz Project permit work at the U.S. Department of the Interior.

Moreover, the statutes, regulations and ordinances governing the approval processes provide third parties the opportunity to challenge proposed plans and approvals.  In California third parties have the ability to file litigation challenging the approval of a project, which they usually do by alleging inadequate disclosure and mitigation of the environmental impacts of the project.  Opposition from environmental groups could cause delays and increase the costs of our development efforts or preclude such development entirely.  While we have worked with representatives of various environmental interests and agencies to minimize and mitigate the impacts of our planned projects, certain groups may remain opposed to our development plans.

Our Failure To Make Timely Payments Of Principal And Interest On Our Indebtedness May Result In A Foreclosure On Our Assets

As of December 31, 2007, we had indebtedness outstanding to our senior secured lenders of approximately $39.3 million.  Our assets have been put up as collateral for this debt.  If we cannot generate sufficient cash flow to make principal and interest on this indebtedness when due, or if we otherwise fail to comply with the terms of agreements governing our indebtedness, we may default on our obligations.  If we default on our obligations, our lenders may sell off the assets that we have put up as collateral.  This, in turn, would result in a cessation or sale of our operations.

The Conversion Of Our Outstanding Senior Indebtedness Into Common Stock Would Dilute The Percentage Of Our Common Stock Held By Current Stockholders

Our senior indebtedness is convertible into common stock at the election of our lenders.  As of December 31, 2007, our senior indebtedness was convertible into 1,825,731 shares of our common stock, an amount equal to approximately 15.3% of the number of shares of our common stock outstanding as of that date.  An election by our lenders to convert all or a portion of our senior secured indebtedness into common stock will dilute the percentage of our common stock held by current stockholders.

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

The Cadiz/Fenner Valley Property

Since 1982, we have acquired approximately 34,500 acres of largely contiguous land in the Cadiz and Fenner Valleys of eastern San Bernardino County, California.  This area is located approximately 30 miles north of the Colorado River Aqueduct.  In 1984, we conducted investigations of the feasibility of agricultural development of this land.  These investigations confirmed the availability of high-quality groundwater in quantities appropriate for agricultural development.

Additional independent geotechnical and engineering studies conducted since 1985 have confirmed that the Cadiz/Fenner property overlies an aquifer system that is ideally suited for underground water storage and temporary withdrawals of native groundwater, as contemplated in the Cadiz Project.  See Item 1, “Business – Narrative Description of Business – Water Resource Development”.

In November 1993, the San Bernardino County Board of Supervisors unanimously approved a General Plan Amendment establishing an agricultural land use designation for 9,600 acres in the Cadiz Valley, of which approximately 1,600 acres have been developed for agriculture.  This action also allows for the withdrawal of more than 1,000,000 acre-feet of groundwater from the aquifer system underlying our property.  Approximately 960 acres are currently farmed as grape vineyards and citrus orchards.

Other Eastern Mojave Properties

We also own approximately 10,800 additional acres in the eastern Mojave Desert, including the Piute and Danby Lake properties.

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

Farm Property

Approximately 1,600 acres of our Cadiz Valley landholdings have been developed for agricultural use.  We are currently farming approximately 960 acres of grape vineyards and lemon groves on the property.  Additional land was dedicated to row crop production in prior years.  We contract all of our farming activities to third parties, either leasing an entire crop to a grower or subcontracting cultivation labor, harvesting and marketing to suppliers.  In 2007, we leased approximately 700 acres of organic table grape vineyards to a grower, and farmed 260 acres of Lisbon and Eureka lemons.  We did not renew the vineyard lease for the 2008 crop year.

Executive Offices

We lease approximately 7,169 square feet of office space in Los Angeles, California for our executive offices.  The lease terminates on October 28, 2012.  Current base rent under the lease is approximately $13,143 per month.

Cadiz Real Estate

In December 2003, we transferred substantially all of our assets (with the exception of our office sublease, certain office furniture and equipment and any Sun World related assets) to Cadiz Real Estate LLC, a Delaware limited liability company (“Cadiz Real Estate”).  We hold 100% of the equity interests of Cadiz Real Estate, and therefore we continue to hold 100% beneficial ownership of the properties that we transferred to Cadiz Real Estate.  Cadiz Real Estate was created at the behest of our then existing senior secured lender, ING Capital LLC (“ING”).  The Board of Managers of Cadiz Real Estate currently consists of two managers appointed by us.  Our senior secured lender, Peloton, has the right to appoint one independent manager.

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

Debt Secured by Properties

Our assets (including properties held of record by Cadiz Real Estate) have been pledged as collateral for $39.3 million of debt outstanding on December 31, 2007.  Information regarding interest rates and principal maturities is provided in Note 6 to the consolidated financial statements.

ITEM 3.  Legal Proceedings

Claim Against Metropolitan

On April 7, 2003, we filed an administrative claim against The Metropolitan Water District of Southern California (“Metropolitan”), asserting the breach by Metropolitan of various obligations specified in our 1998 Principles of Agreement with Metropolitan and other related contracts.  We believe that by failing to complete the environmental review process for the Cadiz Project, failing to accept the right-of-way grant offered by the U.S. Department of the  Interior and for taking other actions inconsistent with their obligations, Metropolitan violated the contracts between the parties, breached its fiduciary duties to us and interfered with our prospective economic advantages.  The filing was made with the Executive Secretary of Metropolitan.

When settlement negotiations failed to produce a resolution, we filed a lawsuit against Metropolitan in Los Angeles Superior Court on November 17, 2005 seeking recovery of damages.  Metropolitan counsel responded with a demurrer, seeking to have certain claims disallowed.  In an October 2006 ruling, the Court allowed the claims for breach of fiduciary duty, breach of express contract, promissory estoppel, breach of implied contract and specific performance.  On October 19, 2007, the Court issued a ruling on Motions for Summary Judgment/Adjudication that upheld our claim for breach of fiduciary duty and dismissed the other four contractual and related claims.  The case is currently scheduled for trial in April 2008.  See Item 1, “Business – Narrative Description of Business – Water Resource Development”

Other Proceedings

There are no other material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of 2007.

PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is currently traded on The NASDAQ Global Market ("NASDAQ") under the symbol "CDZI."  The following table reflects actual sales transactions for the dates that the Company was trading on NASDAQ, as reported by Bloomberg LP.

	High	Low
Quarter Ended	Sales Price	Sales Price

2006:
March 31	$21.00	$16.00
June 30	$18.01	$15.75
September 30	$21.37	$17.00
December 31	$22.95	$18.30

2007:
March 31	$26.98	$22.01
June 30	$26.13	$20.95
September 30	$23.00	$16.22
December 31	$21.00	$17.02

On March 3, 2008, the high, low and last sales prices for the shares, as reported by Bloomberg, were $15.00, $13.40, and $13.98, respectively.

We also had an authorized class of 100,000 shares of Series F preferred stock.  All 1,000 shares of Series F Preferred Stock issued and outstanding were converted into 17,289 shares of our common stock in June 2007, and we subsequently filed a Certification of Elimination of Series F Convertible Preferred Stock with the State of Delaware.  As a result, no Series F Preferred Stock was issued or outstanding on December 31, 2007.

As of March 3, 2008, the number of stockholders of record of our common stock was 179.

To date, we have not paid a cash dividend on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.  Our senior secured convertible term loan has covenants that prohibit the payment of dividends.

All securities sold by us during the three years ended December 31, 2007 which were not registered under the Securities Act have previously been reported in our Annual, Quarterly, and Current Reports on Forms 10K, 10-Q and 8K, respectively.

STOCK PRICE PERFORMANCE

The stock price performance graph below compares the cumulative total return of Cadiz common stock against the cumulative total return of the Standard & Poor’s Small Cap 600 NASDAQ U.S. index and the Russell 2000® index for the past five fiscal years. The graph indicates a measurement point of December 31, 2002 and assumes a $100 investment on such date in Cadiz common stock, the Standard & Poor’s Small Cap 600 and the Russell 2000® indices. With respect to the payment of dividends, Cadiz has not paid any dividends on its common stock, but the Standard & Poor’s Small Cap 600 and the Russell 2000® indices assume that all dividends were reinvested. The stock price performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K into any filing under the Securities Act of 1933, as amended, except to the extent that Cadiz specifically incorporates this graph by reference, and shall not otherwise be deemed filed under such acts.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cadiz, Inc., The S&P Smallcap 600 Index
And The Russell 2000 Index

$250
$200
$150
$100
$50
$0
12/02
12/03
12/04
12/05
12/06
12/07
Cadiz, Inc.
S&P Smallcap 600
Russell 2000

* $100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2008, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

ITEM 6.  Selected Financial Data

The following selected financial data insofar as it relates to the years ended December 31, 2007, 2006, 2005, 2004 and 2003 has been derived from our audited financial statements.  The information that follows should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2007 included in Part IV of this Form 10-K.  See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

($ in thousands, except for per share data)

	Year Ended December 31,
	2007	2006	2005	2004	2003
Statement of Operations Data:
Total revenues	$426	$614	$1,197	$47	$3,162
Net loss	(13,633)	(13,825)	(23,025)	(16,037)	(11,536)
Less: Preferred stock dividends	-	-	-	-	918
Imputed dividend on preferred stock	-	-	-	-	1,600
Net loss applicable to common stock	$(13,633)	$(13,825)	$(23,025)	$(16,037)	$(14,054)
Per share:
Net loss (basic and diluted)	$(1.15)	$(1.21)	$(2.14)	$(2.32)	$(6.39)
Weighted-average common shares outstanding	11,845	11,381	10,756	6,911	2,200

	December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:

Total assets	$49,572	$50,326	$46,046	$51,071	$49,526
Long-term debt	$29,652	$25,881	$25,883	$25,000	$30,253
Preferred stock, common stock and additional paid-in capital	$254,102	$245,322	$226,852	$209,718	$185,040
Accumulated deficit	$(235,343)	$(221,710)	$(207,885)	$(184,860)	$(168,823)
Stockholders' equity	$18,759	$23,612	$18,967	$24,858	$16,217

On January 30, 2003, Sun World filed voluntary petitions under Chapter 11 of the Bankruptcy Code.  Since that date, the financial statements of Sun World are no longer consolidated with those of Cadiz due to the Company’s loss of control over the operations of Sun World.

On October 20, 2003, the Company and holders of Series D and Series E Preferred Stock entered into an agreement to exchange all outstanding shares of Series D and Series E Preferred Stock, plus accrued and unpaid dividends, for an aggregate of 400,000 shares of common stock.  Holders of the remaining 100,000 shares of Series F Preferred Stock, which was convertible into our common stock, were only entitled to dividends if common stock dividends are paid.  At the holder’s election, 99,000 shares of Series F Preferred Stock were converted into our common stock in 2004, and the remaining 1,000 shares were converted in 2007.  On December 31, 2007, there were no shares of preferred stock issued or outstanding.

Common shares issued and outstanding have increased from 6,471,000 in 2003 to 11,904,000 in 2007.  The increase is primarily due to the issuance of 2,000,000 shares to investors in private placements, the issuance of 2,134,000 shares to investors upon the conversion of preferred stock and warrant exercises, and the issuance of 1,298,000 shares to employees, vendors and lenders.

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

Overview

Our operations (and, accordingly, our working capital requirements) relate primarily to our water and real estate development activities.

Our primary assets consist of 45,000 acres of land in three areas of eastern San Bernardino County, California.  Virtually all of this land is underlain by high-quality groundwater resources with demonstrated potential for recreational, residential and water resource development.  The properties are located in proximity to the Colorado River and the Colorado River Aqueduct, the major source of imported water for Southern California.  The aquifer systems underlying the properties are suitable for a variety of water storage and supply programs.

The value of these assets derives from a combination of projected population increases and limited water supplies throughout Southern California.  In addition, most of the major population centers in Southern California are not located where significant precipitation occurs, requiring the importation of water from other parts of the state.  We therefore believe that a competitive advantage exists for companies that can provide high-quality, reliable, and affordable water to major population centers.

Our objective is to realize the highest and best use for these assets.  In 1993 we acquired permits for up to 9,600 acres of agricultural development in the Cadiz Valley and the withdrawal of more than 1 million acre-feet of groundwater from the aquifer system underlying the property.  We believe that the location, geology and hydrology of this property is uniquely suited for development of a groundwater storage and dry-year supply program to augment the water supplies available to Southern California.  To this end, in 1997 we entered into the first of a series of agreements with the Metropolitan Water District of Southern California (“Metropolitan”) to jointly design, permit and build such a project (the “Cadiz Project” or “Project”).

Between 1997 and 2002, Metropolitan and the Company received substantially all of the state and federal approvals required for the permits necessary to construct and operate the project, including a Record of Decision (“ROD”) from the U.S. Department of the Interior, which endorsed the Cadiz Project and offered a right-of-way for construction of project facilities.  The ROD also approved a Final Environmental Impact Statement (“FEIS”) in compliance with the National Environmental Policy Act (“NEPA”).

Upon completion of the federal environmental review and permitting process, Cadiz expected Metropolitan to certify the completed Final Environmental Impact Report (“FEIR”).  As California Environmental Quality Act (“CEQA”) lead agency for the Project, Metropolitan had planned to hold a CEQA hearing, certify the FEIR and accept the right-of-way offered to the Project by the U.S. Department of the Interior.  In October 2002, prior to the CEQA hearing, Metropolitan’s staff brought the right-of-way matter before the Metropolitan Board of Directors.  By a very narrow margin, the Metropolitan Board voted not to accept the right-of-way grant and not to proceed with the Project.  The Metropolitan Board took this action before it had certified the FEIR, which was a necessary action to authorize implementation of the Cadiz Project in accordance with CEQA.  As a result, the CEQA process for the Project was not completed by Metropolitan.

It is our position that the actions by Metropolitan breached various contractual and fiduciary obligations to the Company and interfered with the economic advantage it would have obtained from the Cadiz Project.  In April 2003, the Company filed a claim against Metropolitan seeking compensatory damages.  When settlement negotiations failed to produce a resolution, the Company filed a lawsuit against Metropolitan in Los Angeles Superior Court on November 17, 2005.  The claims for breach of fiduciary duty, breach of express contract, promissory estoppel, breach of implied contract and specific performance were allowed by the Court in its October 2006 rulings on Metropolitan’s motion for demurrer.  On October 19, 2007, the Court issued a ruling on Motions for Summary Judgment/Adjudication that upheld the Company’s claim for breach of fiduciary duty and dismissed the other four contractual and related claims.  The case is currently scheduled for trial in April 2008.

Regardless of the Metropolitan Board’s actions in October 2002, the need for new water storage and dry-year supplies has not abated.  The population of California continues to grow rapidly, while water supplies are being challenged by drought, lack of infrastructure and environmental protections.  Indeed, California is facing the very real possibility that current and future supplies of water will not be able to meet demand.  In 2007, a federal judge limited deliveries out of California’s State Water Project, reducing Southern California’s water supplies by nearly 30%.  Moreover, in 2007, cities throughout Southern California endured one of the driest years in decades, while the Colorado River continued to provide below average deliveries to the State.  These conditions have greatly challenged California’s water supplies and led policy leaders to seek improvements to the State’s water infrastructure, including the pursuit of public financing for new groundwater storage and supply projects.

The advantages of underground water storage projects are many.  These include minimal surface environmental impacts, low capital investment, minimal evaporative water loss and protection from airborne contaminants.  Because the need for groundwater storage and dry-year supplies continues to grow in California, we continue to pursue the implementation of the Cadiz Project.

To that end, we have filed permit applications with the County of San Bernardino in an effort to complete the environmental review of the Cadiz Project according to CEQA and to acquire any permits required under California law to construct and operate the Project.  Upon completion of the CEQA process, we plan to pursue an update to the FEIS and obtain renewed permits from the U.S. Bureau of Land Management of the U.S. Department of the Interior.  Additionally, we will continue discussions with several other public agencies regarding their interest in participating in the Cadiz Project.  See Item 1(c) - “Water Resource Development”, above.

In addition to agriculture and water development, the rapid growth of nearby desert communities in Southern California, Nevada and Arizona indicates that the Company’s land holdings may in time be suitable for other types of development.  To this end, we have conducted a detailed analysis of our land assets to assess the opportunities for these properties.  Based on this analysis, we believe that our properties have significant long-term potential for residential and commercial development.  We are continuing to explore alternative land uses to maximize the value of our properties.

In 2006, we refinanced our long-term debt with the proceeds of a new $36.4 million zero coupon senior secured convertible term loan that matures on June 29, 2011.  Interest accrues on the principal balance of the loan at 5 percent per annum for the first 3 years and 6 percent thereafter.  No interest and principal payments are due prior to the final maturity date.  Each of the two loan tranches is convertible into the Company’s $0.01 par value common stock at a fixed conversion price per share, subject to downward adjustment in the event a change in control.  The conversion prices of the $10 million Tranche A loan and $26.4 million Tranche B loan are $18.15 and $23.10 per share, respectively.  See “Liquidity and Capital Resources” below.

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

Results of Operations

(a)           Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

We have not received significant revenues from our water resource and real estate development activity to date.  As a result, we continue to incur a net loss from operations.  We had revenues of $0.4 million for the year ended December 31, 2007 and $0.6 million for the year ended December 31, 2006.  The lower revenues were due to a smaller lemon harvest.  Our net loss totaled $13.6 million for the year ended December 31, 2007, compared with a net loss of $13.8 million for the year ended December 31, 2006.  The lower loss in 2007 period resulted primarily from a $2.9 million expense incurred in 2006 related to a change in the fair value of certain derivatives embedded in our long-term debt.  This reduction was partially offset by $2.3 million higher general and administrative expenses relating to the Company’s lawsuit against the Metropolitan Water District of Southern California and stock based compensation in 2007.

Our primary expenses are our ongoing overhead costs (i.e. general and administrative expense) and our interest expense.  We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

Revenues.  Revenue totaled $0.4 million during the year ended December 31, 2007 compared to $0.6 million during the year ended December 31, 2006.  2007 revenues included $0.4 million of revenues related to citrus crop sales, which were down $0.2 million from the prior year.  Lemon crop yields were adversely affected by a severe freeze during the winter of 2007.  When possible, we prefer to lease our vineyards and citrus groves to third parties so that we can focus our resources on our water and real estate development programs.

Cost of Sales.  Cost of Sales totaled $0.6 million during the year ended December 31, 2007, compared with $0.7 million during the year ended December 31, 2006.  The lower cost of sales in 2007 reflected lower lemon harvesting and processing costs, due to a smaller lemon crop.  There was no cost of sales relating to raisin farming activities in 2007.  In 2007, Cadiz leased the raisin crop to Sun View Vineyards of California.  The raisin crop lease has not been renewed for the 2008 crop year.  Cadiz is evaluating different strategies for the management of its agricultural assets, and the Company will be cultivating a raisin crop in the vineyard in 2008.

General and Administrative Expenses. General and administrative expenses during the year ended December 31, 2007 totaled $10.0 million compared with $7.7 million for the year ended December 31, 2006.  Non-cash compensation costs related to stock and option awards are included in General and Administrative Expenses.

Compensation costs from stock and option awards for the year ended December 31, 2007 totaled $3.6 million compared with $2.3 million for the year ended December 31, 2006.  The expenses primarily relate to stock and options issued under the Cadiz 2007 and 2003 Management Equity Incentive Plans and the Outside Director Compensation Plan.  7,661 options and 954,559 shares were granted under the Plans in 2007, compared with 12,339 options and 14,701 shares in 2006.  Shares and options issued under the Plans vest over varying periods from the date of issue to December 2011.

Other General and Administrative Expenses, exclusive of stock based compensation costs, totaled $6.4 million in the year ended December 31, 2007, compared with $5.5 million for the year ended December 31, 2006.  Higher 2007 expenses were primarily due to additional legal and consulting fees related to water development efforts, including the Company’s lawsuit against the Metropolitan Water District of Southern California.

Depreciation and Amortization.  Depreciation and amortization totaled $0.3 million for the year ended December 31, 2007 compared to $0.2 million for 2006.  The higher expense related to 2007 capital expenditures.

Interest Expense, net.  Net interest expense totaled $3.2 million during the year ended December 31, 2007, compared to $2.4 million during 2006.  Higher interest expense was primarily due to the amortization of the debt discount related to the new senior secured convertible term loan arranged in June 2006.  2007 interest income increased to $605 thousand from $376 thousand in the prior year due to higher short-term interest rates. The following table summarizes the components of net interest expense for the two periods (in thousands):

	Year Ended December 31,
	2007	2006

Interest on outstanding debt	$1,929	$1,987
Amortization of debt discount	1,852	783
Amortization of deferred loan costs	62	40
Interest income	(605)	(376)

	$3,238	$2,434

Loss on Extinguishment of Debt and Debt Refinancing.  Deferred loan costs, which are primarily legal fees, are amortized over the life of each loan agreement.  In June, 2006 we refinanced our term loan with ING Capital LLC (“ING”) with a new senior secured convertible term loan with Peloton Partners LLP (“Peloton”), as administrative agent for the loan, and with an affiliate of Peloton and another investor, as lenders.  As a result, $408 thousand of legal fees were capitalized and will be amortized over the 5 year life of the loan agreement.  At the same time, $868 thousand of deferred financing costs and prepaid interest associated with the prior loan agreement with ING were fully expensed.  No comparable expense was incurred in fiscal 2007.

Change in Fair Value of Derivative Liability.  The Company prepaid its existing indebtedness with ING in June, 2006 with the proceeds of a new senior secured convertible term loan.  The new loan contained certain “embedded derivatives” which were bifurcated from the host debt instrument and were recorded at fair values on the Company’s consolidated balance sheet under GAAP.  These embedded derivatives were subject to periodic revaluation based on changes in the fair market value of our common stock.  On September 29, 2006, certain terms and conditions of the credit agreement and embedded derivatives were amended.  The fair value of the equity conversion options were recalculated, and a $2.9 million expense was recognized due to an increase in fair value.  The primary reason for the increase in fair value was the increase in the trading price of our common stock from June 30, 2006 to September 29, 2006.  Following the September 29, 2006 amendment, bifurcation of the embedded equity conversion option was no longer required, and the fair value of the embedded derivatives was transferred from the liability accounts to stockholder’s equity.  No further fair value adjustments were required after September 30, 2006.  As a result, there was no comparable expense in the year ending December 31, 2007.

Other Income (expense).  Cadiz incurred other expense of $2 thousand related to losses on the disposition of assets in the year ended December 31, 2007, compared with $373 thousand of income during the year ended December 31, 2006.  The 2006 income primarily related to payments received from a stockholder.  In March, 2006, one of our stockholders determined that it had, at a time when it was the beneficial holder of more than 10% of our outstanding equity securities, inadvertently engaged in trades which resulted in automatic short swing profit liability to the Company pursuant to Section 16(b) of the Securities Exchange Act of 1934.  After becoming aware of the situation, the stockholder promptly made payments totaling $350 thousand to the Company to settle the entire short swing profit liability owed as a consequence of these trades.

(b)           Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

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

Revenues.  Revenue totaled $0.6 million during the year ended December 31, 2006 compared to $1.2 million during the year ended December 31, 2005.  2006 revenues included $0.6 million of revenues related to citrus crop sales, which were down $0.6 million from the prior year.  The lemon grove was pruned extensively in early 2006, which limited the growth of fruit during the early spring.  The crop was also affected by unusually hot summer weather and a winter freeze.  Crop rental revenues also declined to $12 thousand in 2006 from $35 thousand in 2005.

Cost of Sales.  Cost of Sales totaled $0.7 million during the year ended December 31, 2006, compared with $1.0 million during the year ended December 31, 2005.  The lower cost of sales in 2006 reflected lower lemon harvesting and processing costs, due to a smaller lemon crop.  This was partially offset by additional irrigation and cultivation expenses associated with the juice grape crop.  Cadiz leased the juice grape crop to Sun View Vineyards of California in 2005.

General and Administrative Expenses. General and administrative expenses during the year ended December 31, 2006 totaled $7.7 million compared with $20.7 million for the year ended December 31, 2005.  Non-cash compensation costs related to stock and option awards are included in General and Administrative Expenses.

Compensation costs from stock and option awards for the year ended December 31, 2006 totaled $2.3 million compared with $16.7 million for the year ended December 31, 2005.  The expenses primarily relate to stock and options issued under the Cadiz 2003 Management Equity Incentive Plan and the Outside Director Compensation Plan.  12,339 options and 14,701 shares were granted under the Management Equity Incentive Plan and the Outside Directors Compensation Plan, respectively, in 2006, compared with 1,094,712 shares and 365,000 options granted under the Management Equity Incentive Plan in 2005.  Shares and options issued under the Plans vest over varying periods from the date of issue to December 2008.  $877 thousand of the 2006 expense is a result of the adoption and application of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” effective January 1, 2006.

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

	Year Ended December 31,
	2006	2005

Interest on outstanding debt	$1,987	$2,062
Amortization of debt discount	783	-
Amortization of deferred loan costs	40	28
Interest income	(376)	(159)

	$2,434	$1,931

Loss on Extinguishment of Debt and Debt Refinancing.  Deferred loan costs, which are primarily legal fees, are amortized over the life of each loan agreement.  In June, 2006 we entered into a new loan agreement with Peloton Partners LLP (“Peloton”), as administrative agent for the loan, and with an affiliate of Peloton and another investor, as lenders.  As a result, $408 thousand of legal fees were capitalized and will be amortized over the 5 year life of the loan agreement.  At the same time, $868 thousand of deferred loan costs and prepaid interest associated with the prior loan agreement with ING Capital LLC (“ING”) were fully expensed.

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

Other Income.  Other Income during the year ended December 31, 2006 totaled $373 thousand, primarily related to payments from a stockholder.  In March, 2006, one of our stockholders determined that it had, at a time when it was the beneficial holder of more than 10% of our outstanding equity securities, inadvertently engaged in trades which resulted in automatic short swing profit liability to the Company pursuant to Section 16(b) of the Securities Exchange Act of 1934.  After becoming aware of the situation, the stockholder promptly made payments totaling $350 thousand to the Company to settle the entire short swing profit liability owed as a consequence of these trades.

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

We have worked with our secured lenders to structure our debt in a way which allows us to continue our development of the Cadiz Project and minimize the dilution of the ownership interests of common stockholders.  We entered into a series of agreements with ING Capital LLC, and we refinanced the ING loan with a new $36.4 million five year zero coupon senior secured convertible term loan with Peloton Partners LLP (through an affiliate) and another lender (the “Peloton Loan”) in June 2006.  The Peloton loan provided for:

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

On or after June 29, 2007, principal and interest accrued on each of the two loan tranches can be prepaid on 30 days notice either if the Company’s stock price exceeds the tranche’s conversion price by 40% for 20 consecutive trading days in a 30 trading day period or if the Company completes the Cadiz Water Program entitlement process, acquires a right-of-way for the project pipeline and arranges sufficient financing to repay the loan and build the Cadiz Project.  The conversion prices of the two loan tranches are $18.15 and $23.10, respectively, so the $10 million Tranche A prepayment option would become available at a share price above $25.41 per share and the $26.4 million Tranche B prepayment option would become available at a share price above $32.34 per share.

The debt covenants associated with the loan were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At December 31, 2007, the Company was in compliance with its debt covenants.

The Peloton Loan provided us with $9.3 million of additional working capital and deferred all interest payments until the June 29, 2011 final maturity date.  Furthermore, the Peloton Loan, unlike the prior ING facility, permits us to retain any proceeds received from the issuance of common stock including common stock issued pursuant to the exercise of stock options and warrants.

A private placement completed by the Company in November 30, 2004 included the issuance of warrants to purchase 405,440 shares of our common stock at an exercise price of $15.00 per share.  During 2006, holders of 70,000 of the warrants exercised their warrants, resulting in the issuance by us of 70,000 shares of common stock with net proceeds of $1,050,000.  On January 31, 2007, we exercised our right to terminate the remaining warrants upon 30 days notice, and holders of all the remaining 335,440 warrants exercised their warrants.  As a result, we issued 335,440 shares of our common stock and received net proceeds of $5,031,600 during February 2007.  Following these exercises, no warrants remain outstanding.

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

We issued 100,000 shares of Series F preferred stock to ING as part of our agreements in December 2003 (the “ING Preferred Stock”).  Effective November 30, 2004, 99,000 shares of Series F Preferred Stock were converted to 1,711,665 shares of our common stock leaving 1,000 shares of Series F Preferred Stock issued and outstanding.  In June 2007, the remaining 1,000 preferred shares were converted into 17,289 shares of our common stock, and we subsequently filed a Certification of Elimination of Series F Convertible Preferred Stock with the State of Delaware.

At December 31, 2007, we had no outstanding credit facilities other than the Peloton Loan, and we had no preferred stock issued or outstanding.

Cash Used for Operating Activities.  Cash used for operating activities totaled $5.3 million for the years ended December 31, 2007 and December 31, 2006.  The cash was primarily used to fund general and administrative expenses related to the Company’s water development efforts, including legal costs associated with the Company’s lawsuit against the Metropolitan Water District of Southern California.

Cash Provided By (Used for) Investing Activities.  Cash used for investing activities in the year ended December 31, 2007 was $1.4 million, compared with no cash used for investing activities during the same period in 2006.  2007 capital expenditures were $1.1 million higher than the prior year, primarily for machinery and equipment at the Cadiz Ranch and for furniture and fixtures at the Company’s corporate offices.  Other assets increased $250 thousand, primarily due to a lease security deposit.

Cash Provided by Financing Activities.  Cash provided by financing activities totaled $5.2 million for the year ended December 31, 2007, compared with $10.4 million for the year ended December 31, 2006.  The 2007 result reflects $5.0 million of proceeds from the issuance of 335,440 shares of $0.01 par value common stock at $15.00 per share when certain holders chose to exercise their warrants.  The higher 2006 result reflects $9.3 million of net proceeds from the placement of a new $36.4 million senior secured convertible term loan and $1.1 million of proceeds from the issuance of 70,000 shares of $0.01 par value common stock at $15.00 per share when certain warrant holders chose to exercise their warrants.

(b)           Outlook

Short Term Outlook.  The proceeds remaining from our $36.4 million senior secured convertible term loan and the sale of common shares, pursuant to the exercise of certain warrants in 2006 and 2007, provide us with sufficient funds to meet our expected working capital needs for the next 12 months.  The Company expects to continue its historical practice of structuring its financing arrangements to match the anticipated needs of its development activities.  See "Long Term Outlook", below.  No assurances can be given, however, as to the availability or terms of any new financing.

Long Term Outlook. In the longer term, we will need to raise additional capital to finance working capital needs, capital expenditures and any payments due under our senior secured convertible term loan at maturity.  See “Current Financing Arrangements” above.  Payments will be due under the term loan only to the extent that lenders elect not to exercise equity conversion rights prior to the loan’s final maturity date.  Our future working capital needs will depend upon the specific measures we pursue in the entitlement and development of our real estate and water resources.  Future capital expenditures will depend primarily on the progress of the Cadiz Project.  We will evaluate the amount of cash needed, and the manner in which such cash will be raised, on an ongoing basis.  We may meet any future cash requirements through a variety of means, including equity or debt placements, or through the sale or other disposition of assets.  Equity placements would be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon our existing stockholders.

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

(1)  Intangible and Other Long-Lived Assets.  Property, plant and equipment, intangible and certain other long-lived assets are depreciated or amortized over their useful lives.  Useful lives are based on management’s estimates of the period over which the assets will generate revenue.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company reevaluates the carrying value of its water program annually during the first quarter of each year and has confirmed that the carrying value of the water program is not impaired as of December 31, 2007.

(2) Goodwill. As a result of a merger in May 1988 between two companies, which eventually became known as Cadiz Inc., goodwill in the amount of $7,006,000 was recorded.  Approximately $3,193,000 of this amount was amortized until the adoption of Financial Accounting Standards No. 142, (“SFAS No. 142”) “Goodwill and Other Intangible Assets” on January 1, 2002.  Goodwill is tested for impairment annually in the first quarter, or if events occur which require an impairment analysis be performed.  The Company has confirmed that the carrying value of the goodwill is not impaired as of December 31, 2007.

(3)  Deferred Tax Assets and Valuation Allowances.  To date we have not generated significant revenue from our water development programs, and we have had a history of net operating losses.  As such, we have generated significant deferred tax assets, including large net operating loss carry forwards for federal and state income taxes for which we have recorded a full valuation allowance.  Management is currently working on water and real estate development projects, including the Cadiz Project, that are designed to generate future taxable income, although there can be no guarantee that this will occur.  If taxable income is generated in future years, some portion or all of the valuation allowance will be reversed, and an increase in net income would consequently be reported.

(d)           New Accounting Pronouncements

In September 2006, the FASB released Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements".  This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies the exchange price notion in the fair value definition to mean the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price).  This statement also clarifies that market participant assumptions should include assumptions about risk, should include assumptions about the effect of a restriction on the sale or use of an asset and should reflect its nonperformance risk (the risk that the obligation will not be fulfilled).  Nonperformance risk should include the reporting entity’s credit risk. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is fiscal years beginning after November 15, 2008.  The Company will adopt SFAS No. 157 on January 1, 2008, as required, and management is still evaluating the impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” ("SFAS 141(R)"), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently assessing the potential impact that the adoption of SFAS 141(R) will have on its financial position and results of operations.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” ("SFAS 160"), which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement is effective for fiscal years beginning on or after December 15, 2008.  The Company is currently assessing the potential impact that the adoption of SFAS 160 will have on its financial position and results of operations.

(e)           Off Balance Sheet Arrangements

Cadiz does not have any off balance sheet arrangements at this time.

(f)           Certain Known Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

Long term debt obligations	$39,266	$9	$13	$39,244	$-

Interest payable	8,504	1	1	8,502	-

Operating leases	843	179	346	318	-
	$48,613	$189	$360	$48,064	$-

Long-term debt included in the table above primarily reflects the Peloton Loan, which is described above in Item 7, Managements Discussion and Analysis of Financial Condition and Results of Operation; Liquidity and Capital Resources.  Operating leases include the lease of the Company’s executive offices, as described in Item 2, Properties.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on long-term debt obligations that affect the fair value of these obligations.  Our policy is to manage interest rate exposure by year of scheduled maturities and to evaluate expected cash flows and sensitivity to interest rate changes (in thousands of dollars).  A 1% change in interest rate on the Company long term debt obligation would have resulted in interest expense fluctuating by approximately $383 thousand and $316 thousand during the years ended December 31, 2007 and 2006, respectively.  Circumstances could arise which may cause interest rates and the timing and amount of actual cash flows to differ materially from the schedule below:

	Long-Term Debt
	Fixed Rate	Average	Variable Rate	Average
Expected Maturity	Maturities	Interest Rate	Maturities	Interest Rate

2008	$9	3.9%	-	-
2009	$9	3.9%	-	-
2010	$4	3.9%	-	-
2011	$39,244	5.6%	$-	$-

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

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.  Controls And Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chairman and Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to our Board of Directors.  Based on their evaluation as of December 31, 2007, our Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the criteria in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.  The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Not applicable.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2007.

ITEM 11.  Executive Compensation

The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2007.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2007.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2007.

ITEM 14.  Principal Accountant Fees and Services

The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2007.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

1.	Financial Statement. See Index to Consolidated Financial Statements.

2.	Financial Statement Schedule. See Index to Consolidated Financial Statements.

3.	Exhibits.

The following exhibits are filed or incorporated by reference as part of this Form 10-K.

3.1	Cadiz Certificate of Incorporation, as amended(1)

3.2	Amendment to Cadiz Certificate of Incorporation dated November 8, 1996(2)

3.3	Amendment to Cadiz Certificate of Incorporation dated September 1, 1998(3)

3.4	Amendment to Cadiz Certificate of Incorporation dated December 15, 2003(4)

3.5	Certificate of Elimination of Series D Preferred Stock, Series E-1 Preferred Stock and Series E-2 Preferred Stock of Cadiz Inc. dated December 15, 2003(4)

3.6	Certificate of Elimination of Series A Junior Participating Preferred Stock of Cadiz Inc., dated March 25, 2004(4)

3.7	Amended and Restated Certificate of Designations of Series F Preferred Stock of Cadiz Inc.(5)

3.8	Cadiz Bylaws, as amended (6)

3.9	Second Amended and Restated Certificate of Designations of Series F Preferred Stock of Cadiz Inc. dated June 30, 2006, as corrected by Certificate of Correction dated March 14, 2007(15)

3.10	Certificate of Elimination of Series F Preferred Stock of Cadiz Inc. (as filed August 3, 2007)(17)

10.1	Agreement Regarding Employment Between Cadiz Inc. and Keith Brackpool dated July 5, 2003(7)

10.2	Limited Liability Company Agreement of Cadiz Real Estate LLC dated December 11, 2003(4)

10.3	Amendment No. 1, dated October 29, 2004, to Limited Liability Company Agreement of Cadiz Real Estate LLC.(8)

10.4	The Cadiz Groundwater Storage and Dry-Year Supply Program Definitive Economic Terms and Responsibilities between Metropolitan Water District of Southern California and Cadiz dated March 6, 2001(9)

10.5	Consulting Agreement dated August 1, 2002 by and between Richard Stoddard and Cadiz Inc., and Extension of Consulting Agreement dated January 1, 2004 by and between Richard Stoddard and Cadiz Inc.(8)

10.6	Employment Agreement dated September 12, 2005 between O'Donnell Iselin II and Cadiz Inc.(10)

10.7
Settlement Agreement dated as of August 11, 2005 by and between Cadiz Inc., on the one hand, and Sun World International, Inc., Sun Desert, Inc., Coachella Growers and Sun World/Rayo, on the other hand(11)

10.8
$36,375,000 Credit Agreement among Cadiz Inc. and  Cadiz Real Estate LLC, as Borrowers, the Several Lenders from time to time parties thereto, and Peloton Partners LLP, as Administrative Agent, dated as of June 26, 2006(12)

10.9
Amendment No. 1 dated September 29, 2006 to the $36,375,000 Credit Agreement among Cadiz Inc. and Cadiz Real Estate LLC, as Borrowers, the Several Lenders from time to time parties thereto and Peloton Partners LLP, as Administrative Agent, dated as of June 26, 2006 (13)

10.10	Outside Director Compensation Plan(14)

10.11	Resolutions adopted by the Cadiz Inc. Board of Directors on March 13, 2007, increasing the annual salary paid to Keith Brackpool and the monthly consulting fees paid to Richard E. Stoddard(15)

10.12	2007 Management Equity Incentive Plan(16)

10.13
Amendment No. 2 dated October 1, 2007 to Reorganization Plan and Agreement for Purchase and Sale of Assets dated as of February 18, 1998 among Cadiz Inc. and Mark A. Liggett in his capacity as successor in interest to Exploration Research Associates, Incorporated., a California corporation (“ERA”) and in his individual capacity as former sole shareholder of ERA and as the successor in interest to ERA.

10.14	Amendment dated October 1, 2007 to Employment Agreement between O'Donnell Iselin II and Cadiz Inc.

10.15	Consulting Agreement dated January 1, 2008 by and between Timothy J. Shaheen and Cadiz Inc.

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Keith Brackpool, Chairman and Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of O'Donnell Iselin II, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Keith Brackpool, Chairman and Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of O'Donnell Iselin II, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________________________________________________________________

(1)	Previously filed as an Exhibit to our Registration Statement of Form S-1 (Registration No. 33-75642) declared effective May 16, 1994 filed on February 23, 1994
(2)	Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended September 30, 1996 filed on November 14, 1996
(3)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 filed on November 13, 1998
(4)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003 filed on November 2, 2004.
(5)	Previously filed as an Exhibit to our Current Report on Form 8-K dated November 30, 2004 filed on December 2, 2004.
(6)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed on August 13, 1999
(7)	Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 2, 2004
(8)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed on March 31, 2005
(9)	Previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed on March 28, 2002
(10)	Previously filed as an Exhibit to our Current Report on Form 8-K dated October 3, 2005 filed on October 3, 2005
(11)	Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 14, 2005
(12)	Previously filed as an Exhibit to our registration statement on Form S-3 (Registration No. 333-126117) filed on July 28, 2006
(13)	Previously filed as an Exhibit to our current report on Form 8-K dated October 4, 2006 and filed October 4, 2006
(14)	Previously filed as appendix B to our definitive proxy dated October 10, 2006 and filed October 10, 2006
(15)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 16, 2007
(16)	Previously filed as appendix A to our definitive proxy dated April 27, 2007 and filed April 27, 2007
(17)	Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 6, 2007

CADIZ INC. CONSOLIDATED FINANCIAL STATEMENTS

(Schedules other than those listed above have been omitted since they are either not required, inapplicable, or the required information is included on the financial statements or notes thereto.)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cadiz Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cadiz Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Los Angeles, California
March 14, 2008

CADIZ INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share data)	2007	2006	2005

Total revenues	$426	$614	$1,197

Costs and expenses:
Cost of sales (exclusive of depreciation shown below)	566	721	994
General and administrative	9,988	7,710	20,732
Depreciation and amortization	261	154	229

Total costs and expenses	10,815	8,585	21,955

Operating loss	(10,389)	(7,971)	(20,758)

Interest expense, net	(3,238)	(2,434)	(1,931)
Loss on extinguishment of debt and debt refinancing	-	(868)	-
Change in fair value of derivative liability	-	(2,919)	-
Other income (expense)	(2)	373	-

Other income (expense), net	(3,240)	(5,848)	(1,931)

Net loss before income taxes	(13,629)	(13,819)	(22,689)

Income tax expense	4	6	336

Net loss	(13,633)	(13,825)	(23,025)

Net loss applicable to common stock	$(13,633)	$(13,825)	$(23,025)

Basic and diluted net loss per share	$(1.15)	$(1.21)	$(2.14)

Weighted-average shares outstanding	11,845	11,381	10,756

See accompanying notes to the consolidated financial statements.

CADIZ INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
($ in thousands)	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$8,921	$10,397
Accounts Receivable	20	301
Prepaid expenses and other	216	243

Total current assets	9,157	10,941

Property, plant, equipment and water programs, net	36,032	35,190
Goodwill	3,813	3,813
Other assets	570	382

Total assets	$49,572	$50,326

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$408	$444
Accrued liabilities	744	380
Current portion of long term debt	9	9

Total current liabilities	1,161	833

Long-term debt	29,652	25,881

Total liabilities	30,813	26,714

Contingencies (Note 12)

Stockholders' equity:
Series F convertible preferred stock – $.01 par value:	-
1,000 shares issued and outstanding at December 31, 2006
and none at and December 31, 2007	-	-
Common stock - $0.01 par value; 70,000,000 shares
authorized; shares issued and outstanding: 11,903,661 at
December 31, 2007 and 11,536,597 at December 31, 2006	119	116

Additional paid-in capital	253,983	245,206
Accumulated deficit	(235,343)	(221,710)
Total stockholders' equity	18,759	23,612

Total liabilities and stockholders' equity	$49,572	$50,326

See accompanying notes to the consolidated financial statements.

CADIZ INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
($ in thousands)	2007	2006	2005

Cash flows from operating activities:
Net loss	$(13,633)	$(13,825)	$(23,025)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation and amortization	261	154	229
Amortization of deferred loan costs	62	40	28
Amortization of debt discount	1,852	783	-
Loss on extinguishment of debt and debt refinancing	-	868	-
Interest added to loan principal	1,928	1,463	851
Net (gain)/loss on disposal of assets	2	(21)	42
Change in value of derivative liability	-	2,919	-
Compensation charge for stock awards and share options	3,609	2,260	16,687
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	281	(131)	(170)
Decrease (increase) in prepaid borrowing expense	-	523	-
Decrease (increase) in prepaid expenses and other	27	(209)	1,236
(Decrease) increase in accounts payable	(36)	75	(101)
(Decrease) increase in accrued liabilities	364	(175)	522

Net cash used for operating activities	(5,283)	(5,276)	(3,701)

Cash flows from investing activities:
Investment in marketable securities	(8,819)	-	-
Additions to property, plant and equipment	(1,105)	(22)	(68)
Proceeds from sale of marketable securities	8,819	-	-
Proceeds from asset disposition	-	22	-
(Increase) in other assets	(250)	-	-

Net cash provided by (used for) investing activities	(1,355)	-	(68)

Cash flows from financing activities:
Proceeds from exercise of stock options	139	-	-
Net proceeds from issuance of common stock	5,032	1,050	-
Proceeds from issuance of long-term debt	-	36,375	44
Deferred loan costs	-	(408)	-
Principal payments on long-term debt	(9)	(26,646)	(4)

Net cash provided by financing activities	5,162	10,371	40

Net increase/(decrease) in cash and cash equivalents	(1,476)	5,095	(3,729)

Cash and cash equivalents, beginning of period	10,397	5,302	9,031

Cash and cash equivalents, end of period	$8,921	$10,397	$5,302

Non-cash financing and investing activities:
Issuance of common stock for services accrued in prior year	-	-	447

See accompanying notes to the consolidated financial statement.

CADIZ INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2007, 2006, and 2005
($ in thousands)
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance as of December 31, 2004	1,000	-	10,324,339	103	209,615	(184,860)	24,858

Issuance of common stock for services	-	-	37,200	1	446	-	447
Issuance of management incentive shares and options	-	-	968,933	10	16,677	-	16,687
Fractional shares retired	-	-	(9)	-	-	-	-
Net loss	-	-	-	-	-	(23,025)	(23,025)

Balance as of December 31, 2005	1,000	$-	11,330,463	$114	$226,738	$(207,885)	$18,967

Convertible term loan conversion option	-	-	-	-	15,160	-	15,160
Stock compensation expense and issuance of management incentive and outside director shares	-	-	136,195	1	2,259	-	2,260
Common stock issued due to warrant exercise	-	-	70,000	1	1,049	-	1,050
Fractional shares retired	-	-	(61)	-	-	-	-
Net Loss	-	-	-	-	-	(13,825)	(13,825)

Balance as of December 31, 2006	1,000	$-	11,536,597	$116	$245,206	$(221,710)	$23,612

Issuance of shares pursuant to warrant exercise	-	-	335,440	3	5,029	-	5,032
Issuance of shares pursuant to stock awards and option exercise	-	-	14,285	-	139	-	139
Issuance of shares upon conversion of Series F Preferred Stock	(1,000)	-	17,289	-	-	-	-
Stock compensation expense	-	-	-	-	3,609	-	3,609
Net Loss	-	-	-	-	-	(13,633)	(13,633)

Balance as of December 31, 2007	-	$-	11,903,611	$119	$253,983	$(235,343)	$18,759

See accompanying notes to the consolidated financial statements

CADIZ INC.

NOTES TO THE CONSOLIDATES FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

The Company’s primary asset consists of 45,000 acres of land in three areas of eastern San Bernardino County, California.  Virtually all of this land is underlain by high-quality groundwater resources.  The properties are located in proximity to the Colorado River and the Colorado River Aqueduct, the major source of imported water for Southern California.  The aquifer systems underlying the properties are suitable for a variety of water storage and supply programs.

The value of these assets derives from a combination of projected population increases and limited water supplies throughout Southern California.  In addition, most of the major population centers in Southern California are not located where significant precipitation occurs, requiring the importation of water from other parts of the state.  The Company therefore believes that a competitive advantage exists for companies that can provide high-quality, reliable, and affordable water to major population centers.

The Company’s objective is to realize the highest and best use for these assets.  In 1993 Cadiz acquired permits for up to 9,600 acres of agricultural development in the Cadiz Valley and the withdrawal of more than 1 million acre-feet of groundwater from the aquifer system underlying the property.  The Company believes that the location, geology and hydrology of this property is uniquely suited for development of a groundwater storage and dry-year supply program to augment the water supplies available to Southern California.  To this end, in 1997 Cadiz entered into the first of a series of agreements with the Metropolitan Water District of Southern California (“Metropolitan”) to jointly design, permit and build such a project (the “Cadiz Project” or “Project”).

Between 1997 and 2002, Metropolitan and the Company received substantially all of the state and federal approvals required for the permits necessary to construct and operate the project, including a Record of Decision (“ROD”) from the U.S. Department of the Interior, which endorsed the Cadiz Project and offered a right-of-way for construction of project facilities.  The ROD also approved a Final Environmental Impact Statement (“FEIS”) in compliance with the National Environmental Policy Act (“NEPA”).

Upon completion of the federal environmental review and permitting process, Cadiz expected Metropolitan to certify the completed Final Environmental Impact Report (“FEIR”).  As California Environmental Quality Act (“CEQA”) lead agency for the Project, Metropolitan had planned to hold a CEQA hearing, certify the FEIR and accept the right-of-way offered to the Project by the U.S. Department of the Interior.  In October 2002, prior to the CEQA hearing, Metropolitan’s staff brought the right-of-way matter before the Metropolitan Board of Directors.  By a very narrow margin, the Metropolitan Board voted not to accept the right-of-way grant and not to proceed with the Project.  The Metropolitan Board took this action before it had certified the FEIR, which was a necessary action to authorize implementation of the Cadiz Project in accordance with CEQA.  As a result, the CEQA process for the Project was not completed by Metropolitan.

It is the Company’s position that the actions by Metropolitan breached various contractual and fiduciary obligations to the Company and interfered with the economic advantage it would have obtained from the Cadiz Project.  In April 2003, Cadiz filed a claim against Metropolitan seeking compensatory damages.  When settlement negotiations failed to produce a resolution, the Company filed a lawsuit against Metropolitan in Los Angeles Superior Court on November 17, 2005.  The claims for breach of fiduciary duty, breach of express contract, promissory estoppel, breach of implied contract and specific performance were allowed by the Court in its October 2006 rulings on Metropolitan’s motion for demurrer.  On October 19, 2007, the Court issued a ruling on Motions for Summary Judgment/Adjudication that upheld the Company’s claim for breach of fiduciary duty and dismissed the other four contractual and related claims.  The case is currently scheduled for trial in April 2008.

Regardless of the Metropolitan Board’s actions in October 2002, the need for new water storage and dry-year supplies has not abated.  The population of California continues to grow, while water supplies are being challenged by drought, lack of infrastructure and environmental protections.  Indeed, California is facing the very real possibility that current and future supplies of water will not be able to meet demand.  In 2007, a federal judge limited deliveries out of California’s State Water Project, reducing Southern California’s water supplies by nearly 30%.  Moreover, in 2007, cities throughout Southern California endured one of the driest years in decades, while the Colorado River continued to provide  below average deliveries to the State.  These conditions have greatly challenged California’s water supplies and led policy leaders to seek improvements to the State’s water infrastructure, including the pursuit of public financing for new groundwater storage and supply projects.

The advantages of underground water storage projects are many.  These include minimal surface environmental impacts, low capital investment, minimal evaporative water loss and protection from airborne contaminants.  Because the need for groundwater storage and dry-year supplies continues to grow in California, the Company continues to pursue the implementation of the Cadiz Project.

To that end, Cadiz has filed permit applications with the County of San Bernardino in an effort to complete the environmental review of the Cadiz Project according to CEQA and to acquire any permits required under California law to construct and operate the Project.  Upon completion of the CEQA process, the Company plans to pursue an update to the FEIS and obtain renewed permits from the U.S. Bureau of Land Management of the U.S. Department of the Interior. Additionally, the Company will continue discussions with several other public agencies regarding their interest in participating in the Cadiz Project.

In addition to agriculture and water development, the rapid growth of nearby desert communities in Southern California, Nevada and Arizona indicates that the Company’s land holdings may in time be suitable for other types of development.  To this end, Cadiz has conducted a detailed analysis of the Company’s land assets to assess the opportunities for these properties.  Based on this analysis, the Company believes that its properties have significant long-term potential for residential and commercial development.  The Company is continuing to explore alternative land uses to maximize the value of its properties.

The Company remains committed to its land and water assets and will continue to explore all opportunities for development of these assets.  The Company cannot predict with certainty which of these various opportunities will ultimately be utilized.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $13.6 million, $13.8 million and $23.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.  The Company had working capital of $8.0 million at December 31, 2007 and used cash in operations of $5.3 million for the year ended December 31, 2007.  Currently, the Company’s sole focus is the development of its land and water assets.

In June 2006, the Company raised $36.4 million through the private placement of a five year zero coupon convertible term loan with Peloton Partners LLP (“Peloton”), as administrative agent, and an affiliate of Peloton and another investor, as lenders.  The proceeds of the new term loan were partially used to repay the Company’s prior term loan facility with ING Capital LLC (“ING”).  In September 2006, an additional $1.1 million was raised when certain holders of warrants to purchase the Company’s common stock at $15.00 per share chose to exercise the warrants and purchase 70,000 shares of common stock.  A further $5.0 million was raised in February 2007, when all remaining warrant holders chose to exercise their rights to purchase 335,440 shares of the Company’s common stock for $15.00 per share after receiving a termination notice from the Company.

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

The Chapter 11 Reorganization Plan of the Company’s Sun World International Inc. subsidiary became effective in 2005, and the Company has no further liabilities related to the business or operations of Sun World.  Subsequent to the effective date of the Chapter 11 reorganization plan of Sun World, the Company’s primary activities are limited to the development of its water resources and related assets.  From the effective date of the reorganization plan through December 31, 2007, the Company has incurred losses of approximately $32.7 million and used cash in operations of $12.0 million.

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

Stock-Based Compensation

General and administrative expenses include $3.6 million, $2.3 million and $16.7 million of stock based compensation expenses in the fiscal years ending December 31, 2007, 2006 and 2005, respectively.

Prior to the January 2006 adoption of SFAS 123R, the Company accounted for grants of options to employees to purchase its common stock using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation”.  As permitted by SFAS 123 and as amended by SFAS No. 148, the Company chose to continue to account for such option grants under APB Opinion No. 25 and provide the expanded disclosures specified in SFAS 123, as amended by SFAS No. 148.

Had compensation cost for the Company’s option grants been determined based on their fair value at the grant date for awards consistent with the provisions of SFAS 123R, the Company’s  net loss per share for the twelve months ended December 31, 2005 would have been the adjusted pro forma amounts indicated below (dollars in thousands):

		Year Ended
		December 31,
		2005

Net loss applicable to common stock:	As reported	$(23,025)
	Additional expense
	under SFAS 123	$(3,096)
	Pro forma	$(26,121)

Net loss per common share:	As reported	$(2.14)
	Additional expense
	under SFAS 123	$(0.29)
	Pro forma	$(2.43)

For purposes of computing the pro forma disclosures required by SFAS 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option pricing model.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment”, which requires all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their grant date fair values.  SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25.  The Company adopted the new requirements using the modified prospective transition method during the first quarter of 2006, and as a result, will not retroactively adjust results from prior periods.  Under this transition method, compensation expense associated with stock options recognized in fiscal 2006 included: 1) expenses related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) expenses related to all stock option awards granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

The Company applies the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which is then amortized on a straight-line basis over the requisite service period.  365,000 options were granted under the Company’s 2003 Management Equity Incentive Plan in 2005, and 12,339 options were granted in 2006.  An additional 7,661 options were granted under the Company’s 2007 Management Equity Incentive Plan in 2007.  The Options have a 10 year term with vesting periods ranging from the issuance date to three years.  The 2006 and 2007 options had strike prices equal to the fair market value of the Company’s common stock on the respective grant dates.

As a result of the adoption of SFAS 123R, the Company recorded expense in the amount of $877,000 in 2006 related to the fair value of options.  $831,000 of this amount was related to options granted in 2005.  SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur.  The remaining vesting periods are relatively short, and the potential impact of forfeitures is not material.  The Company is in a tax loss carryforward position and is not expected to realize a benefit from any additional compensation expense recognized under SFAS 123R.  See Note 7 – Income Taxes.

Net Loss Per Common Share

Basic Earnings Per Share (EPS) is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any, by the weighted-average common shares outstanding.  Options, deferred stock units, warrants, participating and redeemable preferred stock and the zero coupon term loan convertible into or exercisable for certain shares of the Company’s common stock were not considered in the computation of diluted EPS because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 2,208,000 shares, 1,583,000 shares and 725,000 shares for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Property, Plant, Equipment and Water Programs

Property, plant, equipment and water programs are stated at cost.  Permanent land development costs, such as acquisition costs, clearing, initial leveling and other costs required to bring land into a suitable condition for general agricultural use, have been capitalized and not depreciated, since these costs were determined to have an indefinite useful life.

Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally ten to forty-five years for land improvements and buildings and five to fifteen years for machinery and equipment.  Leasehold improvements are depreciated over the shorter of the initial term of the relevant lease agreement or the estimated useful life of the asset.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, including intangibles, for potential impairment when circumstances indicate that the carrying amount of the asset may not be recoverable.  This evaluation is based upon estimated future cash flows. In the event that the undiscounted cash flows are less than the net book value of the assets, the carrying value of the assets will be written down to their estimated fair value.  As a result of the actions taken by Metropolitan in the fourth quarter of 2002 as described in Note 1, the Company evaluated the carrying value of its water program and determined that the asset was not impaired and that the costs were estimated to be recovered through implementation of the Cadiz Project with other government organizations, water agencies and private water users.  Beginning in 2004, the Company has reviewed the valuation of the water program annually and has concluded that the carrying amount of the program was not impaired.  The Company’s analysis could be impacted by changes in plans related to the Cadiz Project.

Goodwill and Other Assets

As a result of a merger in May 1988 between two companies which eventually became known as Cadiz Inc., goodwill in the amount of $7,006,000 was recorded.  Approximately $3,193,000 of this amount was amortized prior to the adoption of Statement of Financial Accounting Standards No. 142, (“SFAS No. 142”) “Goodwill and Other Intangible Assets” on January 1, 2002.  Goodwill is tested for impairment annually in the first quarter of each year, or if events occur which require an impairment analysis be performed.  As a result of the actions taken by Metropolitan in the fourth quarter of 2002 as described in Note 1, the Company performed an impairment test of its goodwill and determined that its goodwill was not impaired.  Beginning in 2004, the Company has performed an annual impairment test of goodwill in the first quarter of each year and has determined that the goodwill was not impaired.

Deferred loan costs represent costs incurred to obtain debt financing.  Such costs are amortized over the life of the related loan.  At December 31, 2007, the capitalized loan fees relate to the zero coupon secured convertible term loan with Peloton Partners LLP, as described in Note 6.

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

Effective January 1, 2007, the Company adopted FIN 48 “Accounting for Uncertainty in Income Taxes.”  The adoption of FIN 48 did not have a significant impact on the financial statements of the Company.  In connection with the adoption of FIN 48, the Company elected to classify income tax penalties and interest as general and administrative and interest expenses, respectively.  See Note 7 – Income Taxes.

Fair Value of Financial Instruments

Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable.  Financial liabilities with carrying values approximating fair value include accounts payable and accrued liabilities due to their short-term nature.  The carrying value of the Company's debt, before discount, approximates fair value, based on interest rates  available to the Company for debt with similar terms.

Supplemental Cash Flow Information

Cash interest payments due on the ING loan during 2006 and 2005 were credited against a $2.4 million prepaid interest account that had been established for this purpose.  No cash payments are due on the new Peloton Loan prior to the June 29, 2011 final maturity date.

Cash payments for income taxes were $7,300 and $128,200 in the years ended December 31, 2007 and 2006, respectively.  No cash was paid for income taxes during the year ended December 31, 2005.

Recent Accounting Pronouncements

In September 2006, the FASB released Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements".  This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies the exchange price notion in the fair value definition to mean the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price).  This statement also clarifies that market participant assumptions should include assumptions about risk, should include assumptions about the effect of a restriction on the sale or use of an asset and should reflect its nonperformance risk (the risk that the obligation will not be fulfilled).  Nonperformance risk should include the reporting entity’s credit risk. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is fiscal years beginning after November 15, 2008.  The Company will adopt SFAS No. 157 on January 1, 2008, as required, and management is still evaluating the impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” ("SFAS 141(R)"), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently assessing the potential impact that the adoption of SFAS 141(R) will have on its financial position and results of operations.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” ("SFAS 160"), which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement is effective for fiscal years beginning on or after December 15, 2008.  The Company is currently assessing the potential impact that the adoption of SFAS 160 will have on its financial position and results of operations.

NOTE 3 – PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

Property, plant, equipment and water programs consist of the following (dollars in thousands):

	December 31,
	2007	2006

Land and land improvements	$21,998	$21,986
Water programs	14,274	14,274
Buildings	1,161	1,191
Leasehold Improvements	570	-
Furniture & Fixtures	334	45
Machinery and equipment	807	681
Construction in progress	27	-
	39,171	38,177
Less accumulated depreciation	(3,139)	(2,987)

	$36,032	$35,190

Depreciation expense during the years ended December 31, 2007, 2006 and 2005 was $261,000, $154,000 and $229,000 respectively.

NOTE 4 – OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	December 31,
	2007	2006

Deferred loan costs, net	$320	$382
Office lease security deposit	250	-
	$570	$382

               Deferred loan costs consist of legal and other fees incurred to obtain debt financing.  Amortization of deferred loan costs was $62,000, $40,000 and $28,000 in 2007, 2006 and 2005, respectively, and is included in interest expense in the statement of operations.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consist of the following (dollars in thousands):

	December 31,
	2007	2006

Payroll, bonus, and benefits	24	10
Consulting and Legal expenses	102	72
Income & other taxes	221	238
Deferred rent	224	-
Other accrued expenses	173	60
	$744	$380

NOTE 6 – LONG-TERM DEBT

At December 31, 2007 and 2006, the carrying amount of the Company’s outstanding debt is summarized as follows (dollars in thousands):

	December 31,
	2007	2006

Zero coupon secured convertible term loan due June 29, 2011. Interest accruing at 5% per annum until June 29, 2009 and at 6% thereafter	$39,244	$37,316
Other loans	22	31
Debt Discount	(9,605)	(11,457)
	29,661	25,890

Less current portion	9	9

	$29,652	$25,881

Pursuant to the Company’s loan agreements, annual maturities of long-term debt outstanding on December 31, 2007 are as follows:

Year	$000’s

2008	9
2009	9
2010	4
2011	39,244
2012	-
$39,266

In June 2006, the Company entered into a $36.4 million five year zero coupon convertible term loan with Peloton Partners LLP, as administrative agent for the loan, and with an affiliate of Peloton and another investor, as lenders (the “Peloton Loan”).  Certain terms of the loan were subsequently amended pursuant to Amendment #1 to the Credit Agreement, which was effective September 2006.  Under the terms of the loan, interest accrues at a 5% annual rate for the first 3 years and 6% thereafter, calculated on the basis of a 360 day year and actual days elapsed.  The entire amount of accrued interest is due at the final maturity of the loan in June, 2011.  Substantially all the assets of the Company have been pledged as collateral for the term loan, which contains representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company’s ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, there are no financial maintenance covenants and no restrictions on the Company’s ability to issue additional common stock to fund future working capital needs.

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

The Company has analyzed all of the above provisions of the convertible loan and related agreements for embedded derivatives under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and related Emerging Issues Task Force (EITF) interpretations and SEC rules.  The Company concluded that certain provisions of the convertible loan agreement, which were in effect prior to the first amendment date, may be deemed to be derivatives for purposes of the application of FASB Statement No. 133 and EITF 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.  Therefore, in accordance with FASB Statement No. 133, these embedded instruments were bifurcated from the host debt instrument and classified as a liability in the Company’s financial statements.  The Company prepared valuations for each of the deemed derivatives using a Black-Scholes option pricing model and recorded a liability of approximately $12.2 million on the June 30, 2006 loan funding date, with an offsetting discount to the convertible term loan.

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

The Company incurred $408,000 of outside legal expenses related to the negotiation and documentation of the loan, which will be amortized over the life of the loan using the interest amortization method

The proceeds of the Peloton Loan were applied to repay in full the Company’s term loan facility with ING on June 29, 2006.  As a result, ING retained the $762,000 remaining balance of the prepaid interest credit account described below, and the write-off of this asset was reflected in the “Other Expense” caption of the Statement of Operations.  The write-off of $106,000 of unamortized debt issuance costs related to the ING loan was also reflected under “Other Expense”.

At December 31, 2007 the Company was in compliance with its debt covenants under the Peloton Loan.

NOTE 7 – INCOME TAXES

Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available carryforwards.  Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows (in thousands):

	December 31,
	2007	2006

Deferred tax assets:
Net operating losses	$32,345	$25,501
Fixed asset basis difference	7,484	7,645
Contributions carryover	3	6
Accrued liabilities and other	2,348	1,049

Total deferred tax assets	42,180	34,201

Valuation allowance for deferred tax assets	(42,180)	(34,201)

Net deferred tax asset	$-	$-

The valuation allowance increased $7,979,000 and $2,587,000 in 2007 and 2006, respectively, due to an increase in the net operating loss category of deferred tax assets.  The change in deferred tax assets resulted from current year net operating losses, expiration of prior year loss carryovers and new annual limitation amounts.

As of December 31, 2007, the Company had net operating loss (NOL) carryforwards of approximately $87.6 million for federal income tax purposes and $29.1 million for California income tax purposes.  Such carryforwards expire in varying amounts through the year 2027.  Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

On August 26, 2005, a Settlement Agreement between Cadiz, on the one hand, and Sun World and three of Sun World’s subsidiaries, on the other hand, was approved by the U.S. Bankruptcy Court, concurrently with the Court’s confirmation of the amended Plan.  The Settlement Agreement provides that following the September 6, 2005 effective date of Sun World’s plan of reorganization, Cadiz will retain the right to utilize the Sun World net operating loss carryovers (NOLs).  Sun World Federal NOLs are estimated to be approximately $58 million.  If, in any year from calendar year 2005 through calendar year 2011, the utilization of such NOLs results in a reduction of Cadiz’ tax liability for such year, then Cadiz will pay to the Sun World bankruptcy estate 25% of the amount of such reduction, and shall retain the remaining 75% for its own benefit.  There is no requirement that Cadiz utilize these NOLs during this reimbursement period, or provide any reimbursement to the Sun World bankruptcy estate for any NOLs used by Cadiz after this reimbursement period expires.

As of the January 1, 2007, adoption of FIN 48, the Company possessed unrecognized tax benefits totaling approximately $3.3 million.  A schedule of changes for the 12 months ended December 31, 2007 is shown below:

Amounts
(in millions)

Balance, January 1, 2007	$3.3
Additions or reductions for tax positions of prior years	-
Additions or reductions for tax positions of current year	-
Changes related to current year settlements	-
Changes due to expirations of the statute of limitations	-

Balance, December 31, 2007	$3.3

None of these tax benefits, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.  Additionally, as of that date the Company had accrued a total of $200,000 for state taxes, interest and penalties related to income tax positions in prior returns.  In connection with the adoption of FIN 48, the Company elected to classify income tax penalties and interest as general and administrative and interest expenses, respectively.  For the twelve months ended December 31, 2007, general and administrative expenses included approximately $40,000 of income tax penalties.

The Company does not expect that the unrecognized tax benefits will significantly increase or decrease in the next 12 months.

The Company's tax years 2004 through 2007 remain subject to examination by the Internal Revenue Service, and tax years 2003 through 2007 remain subject to examination by California tax jurisdictions.  In addition, the Company's loss carryforward amounts are generally subject to examination and adjustment for a period of three years for federal tax purposes and four years for California purposes, beginning when such carryovers are utilized to reduce taxes in a future tax year.

A reconciliation of the income tax benefit to the statutory federal income tax rate is as follows (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005

Expected federal income tax benefit at 34%	$(4,638)	$(4,700)	$(7,714)
Loss with no tax benefit provided	3,983	3,426	1,672
State income tax	4	6	336
Stock Options	-	(21)	4,020
Losses utilized against unconsolidated subsidiary taxable income	-	-	2,012
Non-deductible expenses and other	655	1,295	10

Income tax expense	$4	$6	$336

Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against these assets.  Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.

NOTE 8 – EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Plan for its salaried employees.  The Company matches 100% of the first three percent of annual base salary and 50% of the next two percent of annual base salary contributed by an employee to the plan.  The Company contributed $38,000, $20,000, and $22,000 to the plans for fiscal years 2007, 2006 and 2005, respectively.

NOTE 9 – PREFERRED AND COMMON STOCK

Series F Convertible Preferred Stock

On December 15, 2003, the Company issued 100,000 shares of Series F Convertible Preferred Stock in conjunction with the extension of the Company’s senior term loan maturity date.  The 100,000 preferred shares were initially convertible into 1,728,955 shares of common stock of the Company.  The estimated value of the Series F Preferred Stock was recorded as a debt discount and was amortized over the initial term of the senior term loans through March 31, 2005.

On November 30, 2004, the senior term loans were amended.  99,000 shares of the Series F Preferred Stock were converted into 1,711,665 shares of common stock of the Company, and the remaining debt discount of $1.4 million was written off.  In June 2007, ING elected to covert the remaining 1,000 preferred shares into 17,289 shares of the Company’s common stock, and the Company subsequently filed a Certification of Elimination of Series F Convertible Preferred Stock with the State of Delaware.  As a result, no Series F Preferred Stock was issued or outstanding on December 31, 2007.

Common Stock and Warrants

On November 30, 2004, the Company completed a private placement of 400,000 Units at the price of $60.00 per Unit.  Each Unit consisted of five (5) shares of the Company’s common stock and one (1) common stock purchase warrant.  Each Warrant entitled the holder to purchase, commencing 180 days from the date of issuance, one (1) share of common stock at an exercise price of $15.00 per share.  Each Warrant had a term of three (3) years.  In September 2006, certain warrant holders exercised their right to purchase 70,000 common shares.  In 2007, the Company exercised its right to terminate the remaining warrants on March 2, 2007, subject to a 30 day notice period.  In response, the remaining warrant holders exercised their right to purchase 335,440 shares of the Company’s common stock during the notice period.  Following this exercise, no warrants remain outstanding.

On October 1, 2007, the Company agreed to the conditional issuance of up to 300,000 shares to the former sole shareholder and successor in interest to Exploration Research Associates, Inc. (“ERA”), who is now an employee of the Company.  The shares will be issued if and when certain significant milestones in the development of the Company’s properties are achieved.  The Company acquired the assets of ERA in 1998, and the original acquisition agreement provided for the conditional issuance of up to 600,000 shares of the Company’s common stock to ERA.  100,000 shares were issued to ERA in 2003, and the remaining balance was reduced to 20,000 by the 1:25 reverse split of the Company’s common stock in 2003.  The October 1, 2007 agreement settled certain claims by ERA against the Company and restored the value of contingent consideration provided to ERA in the original acquisition agreement.  It further provides new milestones that are better aligned with the Company’s current business plans.

As discussed in Note 6, principal and accrued interest on the Peloton Loan is convertible into common shares of the Company at the Lender’s option.  The terms of the loan include optional prepayment provisions that could result in an early conversion of the loan under certain circumstances, and a preferred conversion formula is provided upon a change in control of the Company.

NOTE 10 – STOCK-BASED COMPENSATION PLANS AND WARRANTS

The Company has issued options pursuant to its 2003 and 2007 Management Equity Incentive Plans.  The Company also has granted stock awards pursuant to its 2003 Management Equity Incentive Plan, 2007 Management Equity Incentive Plan and Outside Director Compensation Plan, as described below.

2003 Management Equity Incentive Plan

In December 2003, concurrently with the completion of the Company’s then current financing arrangements with ING, the Company’s board of directors authorized the adoption of a Management Equity Incentive Plan (the “Incentive Plan”).  Under the Incentive Plan, a total of 1,472,051 shares of common stock and common stock options were granted to key personnel.  The Board formed allocation committees to direct the initial allocation of 717,373 of these shares and a subsequent allocation of 377,339 shares of common stock and 377,339 options to purchase common stock.  All the stock and options were granted prior to December 31, 2006, and all vesting conditions were satisfied prior to December 31, 2007.

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

2007 Management Equity Incentive Plan

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

The fair value of each option was estimated on the date of grant using the Black Scholes option pricing model based on the following weighted average assumptions:

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

The Company recognized stock option related compensation costs of $180,000 and $877,000 in fiscal 2007 and 2006, respectively, relating to these options.  $848,000 of stock option related compensation costs were recognized in fiscal 2005 under APB-25.  On December 31, 2007, the unamortized compensation expense related to these options amounted to $35,000 and is expected to be recognized in 2008.  Options to purchase 10,000 shares were exercised in February 2007.  No stock options were exercised during fiscal 2006.

A summary of option activity under the plans as of December 31, 2007 and changes during the current fiscal year is presented below:

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000’s)

Outstanding January 1, 2007	377,339	$12.95	7.4	3,966
Granted	7,661	$20.00	9.0	73
Exercised	(10,000)	-	-	(69)
Forfeited or expired	-	-	-
Outstanding at December 31, 2007	375,000	$13.06	7.5	$3,970
Exercisable at December 31, 2007	368,334	$12.94	7.4	$3,904

The weighted-average grant-date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 were $9.43, $10.08 and $10.80 per share, respectively.  The following table summarizes stock option activity for the periods noted.

		Weighted-
		Average
	Amount	Exercise Price

Outstanding at December 31, 2004	14,680	$231.22
Granted	365,000	$12.71
Expired or canceled	(14,680)	$231.22
Exercised	-	-

Outstanding at December 31, 2005	365,000	$12.71
Granted	12,339	$20.00
Expired or canceled	-	$-
Exercised	-	-

Outstanding at December 31, 2006	377,339	$12.95
Granted	7,661	$20.00
Expired or canceled	-	$-
Exercised	(10,000)	13.95

Outstanding at December 31, 2007	375,000 (a)	$13.06

Options exercisable at December 31, 2007	368,334	$12.94

Weighted-average years of remaining contractual life of options outstanding at December 31, 2007	7.5
(a)	Exercise prices vary from $12.00 to $20.00, and expiration dates vary from May 2015 to December 2016.

Stock Awards to Directors, Officer, Consultants and Employees

The Company has also granted stock awards pursuant to its 2003 and 2007 Management Equity Incentive Plans and its Outside Director Compensation Plan.

The 2003 Management Equity Incentive Plan provided for the granting of 1,094,712 shares of common stock in May 2005, the 2007 Management Equity Incentive Plan provides for the granting of up to 1,050,000 shares of stock and stock options, and the Outside Director Compensation Plan provides for the granting of up to 50,000 shares.  Compensation cost for stock granted to employees and directors is measured at the quoted market price of the Company's stock on the date of grant.

All of the shares issuable under the 2003 Management Equity Incentive Plan were awarded in May 2005.  At that time, 717,373 initial allocation shares and 377,339 subsequent allocation shares were awarded.  604,029 shares were issued on the award date, 364,904 shares were issued in December 2005, and the remaining 125,779 shares were issued in December 2006.  On December 31, 2006, no additional shares were issuable under the 2003 Management Equity Incentive Plan.

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

The initial Outside Director Compensation Plan award was made on November 14, 2006 and included 10,416 shares for service rendered during the 12 month service period ended June 30, 2004 and 2005 and 4,285 shares for services rendered during the 12 month service period ended June 30, 2006.  10,416 shares were issued immediately upon shareholder approval in November 2006, and the remaining 4,285 shares vested and were issued in January 2007.  A 4,599 share award for service during the plan year ended June 30, 2007 became effective on that date, and this award will vest on January 31, 2008.

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

The accompanying consolidated statements include approximately $3,429,000 and $1,383,000 of stock based compensation expense related to these stock awards in the fiscal year ended December 31, 2007 and 2006, respectively.  In the fiscal year ended December 31, 2005 $15,839,000 was recognized under APB-15.  On December 31, 2007, the unamortized compensation expense relating to these stock awards was $6,219,000.

A summary of stock awards activity under the plans during the fiscal year ended December 31, 2007 and 2006 is presented below:

		Weighted-
		Average
		Grant-date
	Shares	Fair Value
		($000’s)

Nonvested at December 31, 2005	125,779	$1,950
Granted	14,701	282
Forfeited or canceled	-	-
Vested	(136,195)	(2,150)

Nonvested at December 31, 2006	4,285	$82
Granted	954,599	9,620
Forfeited or canceled	-	-
Vested	(4,285)	(82)

Nonvested at December 31, 2007	954,599	$9,620

Stock Purchase Warrants Issued to Non-Employees

The Company accounts for equity securities issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force 96-18.  On November 30, 2004 the Company completed a private placement of 400,000 units, each Unit consisting of five (5) shares of the Company’s common stock and one (1) common stock purchase warrant.  Each of the 400,000 warrants entitle the holder to purchase one (1) share of common stock at an exercise price of $15.00 per share.  An additional 5,440 warrants were issued to an individual who assisted the company in identifying participants in the November 30, 2004 private placement and elected to receive a commission for the services in stock rather than cash.  Each Warrant had a term of three (3) years and was callable at the Company’s option.

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

NOTE 11 – SEGMENT INFORMATION

With Sun World’s 2003 filing of voluntary petitions for relief under Chapter 11 of the bankruptcy code as further described in Note 1, the primary business of the Company is to acquire and develop land and water resources.  As a result, the Company’s financial results are reported in a single segment.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company leases equipment and office facilities under operating leases that expire through 2012.  Aggregate rental expense under all operating leases was $140 thousand, $116 thousand and $110 thousand in the years ended December 31, 2007, 2006 and 2005, respectively.  At December 31, 2007, the future minimum rental commitments under existing non-cancelable operating leases are as follows:

Year	$000’s

2008	179
2009	174
2010	172
2011	179
2012	139
$843

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

NOTE 13 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In thousands except per share data)
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Revenues	$352	$5	$6	$63
Operating loss	(1,808)	(1,390)	(3,399)	(3,792)
Net loss applicable to common stock	(2,576)	(2,158)	(4,218)	(4,681)
Basic and diluted net loss per common share	$(0.22)	$(0.18)	$(0.35)	$(0.40)

(In thousands except per share data)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Revenues	$252	$157	$37	$168
Operating loss	(2,095)	(1,786)	(2,086)	(2,004)
Net loss applicable to common stock	(2,226)	(3,150)	(5,684)	(2,765)
Basic and diluted net loss per common share	$(0.19)	$(0.28)	$(0.50)	$(0.24)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Revenues	$15	$15	$15	$1,152
Operating loss	(1,006)	(12,178)	(3,411)	(4,163)
Net loss applicable to common stock	(1,569)	(12,625)	(3,863)	(4,968)
Basic and diluted net loss per common share	$(0.15)	$(1.18)	$(0.35)	$(0.46)

CADIZ INC.

SCHEDULE I - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2007, 2006 and 2005 ($ in thousands)

	Balance at	Additions Charged to			Balance
Year ended	Beginning	Costs and	Other		at End
December 31, 2007	of Period	Expenses	Accounts	Deductions	of Period

Tax valuation allowance	$34,201	$7,979	$-	$-	$42,180

Year ended
December 31, 2006

Tax valuation allowance	$31,614	$2,587	$-	$-	$34,201

Year ended
December 31, 2005

Tax valuation allowance	$44,383	$-	$-	$12,769	$31,614

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CADIZ INC.

By:	/s/ Keith Brackpool
Keith Brackpool,
Chairman and Chief Executive Officer

Date:	March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name and Position	Date

/s/ Keith Brackpool	March 14, 2008
Keith Brackpool, Chairman and
Chief Executive Officer
(Principal Executive Officer)

/s/ O'Donnell Iselin II	March 14, 2008
O'Donnell Iselin II, Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Stephen J. Duffy	March 14, 2008
Stephen J. Duffy, Director

/s/ Geoffrey Grant	March 14, 2008
Geoffrey Grant, Director

/s/ Winston H. Hickox	March 14, 2008
Winston H. Hickox, Director

/s/ Murray H. Hutchison	March 14, 2008
Murray H. Hutchison, Director

/s/ Raymond J. Pacini	March 14, 2008
Raymond J. Pacini, Director

/s/ Timothy J. Shaheen	March 14, 2008
Timothy J. Shaheen, Director