Form 10-Q
period 2008-03-31
CADIZ INC
filed 2008-05-08
CIK 727273

United States
Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[√]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2008

OR

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from …… to …….

Commission File Number 0-12114

Cadiz Inc.

(Exact name of registrant specified in its charter)

DELAWARE	77-0313235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

550 South Hope Street, Suite 2850, Los Angeles, California	90071
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (213) 271-1600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   √    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___   Accelerated filer    √     Non-accelerated filer ___   Smaller Reporting Company ___

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes___  No    √

As of May 2, 2007, the Registrant had 11,958,210 shares of common stock, par value $0.01 per share, outstanding.

CADIZ INC.

ii

CADIZ INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months
	Ended March 31,
($ in thousands except per share data)	2008	2007

Revenues	$17	$352

Costs and expenses:
Cost of Sales	13	348
General and administrative	3,928	1,775
Depreciation and amortization	84	37

Total costs and expenses	4,025	2,160

Operating loss	(4,008)	(1,808)

Other income (expense)
Interest expense, net	(970)	(763)
Other (expense), net	(970)	(763)

Loss before income taxes	(4,978)	(2,571)
Income tax provision	1	5

Net loss	$(4,979)	$(2,576)

Net loss applicable to common stock	$(4,979)	$(2,576)

Basic and diluted net loss per common share	$(0.42)	$(0.22)

Basic and diluted weighted average shares outstanding	11,957	11,680

See accompanying notes to the consolidated financial statements.

CADIZ INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
($ in thousands)	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$6,697	$8,921
Accounts receivable	31	20
Prepaid expenses and other	749	216

Total current assets	7,477	9,157

Property, plant, equipment and water programs, net	36,008	36,032
Goodwill	3,813	3,813
Other assets	553	570

Total Assets	$47,851	$49,572

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$747	$408
Accrued liabilities	954	744
Current portion of long term debt	9	9

Total current liabilities	1,710	1,161

Long-term debt	30,655	29,652

Total Liabilities	32,365	30,813

Commitments and contingencies

Stockholders’ equity:
Common stock - $.01 par value; 70,000,000 shares
authorized; shares issued and outstanding – 11,958,210 at
March 31, 2008 and 11,903,611 at December 31, 2007	120	119
Additional paid-in capital	255,688	253,983
Accumulated deficit	(240,322)	(235,343)
Total stockholders’ equity	15,486	18,759

Total Liabilities and Stockholders’ equity	$47,851	$49,572

See accompanying notes to the consolidated financial statements.

CADIZ INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
($ in thousands except per share data)	2008	2007

Cash flows from operating activities:
Net loss Adjustments to reconcile net loss to	$(4,979)	$(2,576)
net cash used for operating activities:
Depreciation and amortization	84	37
Amortization of debt discount & issuance costs	538	435
Interest expense added to loan principal	485	456
Compensation charge for stock awards and share options Changes in operating assets and liabilities:	1,705	65
Decrease (increase) in accounts receivable	(11)	256
Decrease (increase) in prepaid expenses and other	(533)	(147)
Increase (decrease) in accounts payable	339	(63)
Increase (decrease) in accrued liabilities	210	144
Net cash used for operating activities	(2,162)	(1,393)

Cash flows from investing activities:
Investment in marketable securities	-	(8,540)
Additions to property, plant and equipment	(60)	(1)

Net cash used by investing activities	(60)	(8,541)

Cash flows from financing activities:
Net proceeds from exercise of stock options	-	140
Net proceeds from exercise of warrants	-	5,031
Principal payments on long-term debt	(2)	(2)

Net cash provided by (used by) financing activities	(2)	5,169

Net decrease in cash and cash equivalents	(2,224)	(4,765)

Cash and cash equivalents, beginning of period	8,921	10,397

Cash and cash equivalents, end of period	$6,697	$5,632

See accompanying notes to the consolidated financial statements.

CADIZ INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of December 31, 2007	11,903,611	$119	$253,983	$(235,343)	$18,759

Stock awards	54,599	1	-	-	1

Stock based compensation expense	-	-	1,705	-	1,705

Net loss	-	-	-	(4,979)	(4,979)

Balance as of March 31, 2008	11,958,210	$120	$255,688	$(240,322)	$15,486

See accompanying notes to the consolidated financial statements.

CADIZ INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The Consolidated Financial Statements have been prepared by Cadiz Inc., sometimes referred to as “Cadiz” or “the Company”, without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2007.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2007.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of results for the entire fiscal year ended December 31, 2008.

Basis of Presentation

The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $5.0 million for the three months ended March 31, 2008 and $2.6 million for the three months ended March 31, 2007.  The Company had working capital of $5.8 million at March 31, 2008 and used cash in operations of $2.2 million for the three months ended March 31, 2008 and $1.4 million for the three months ended March 31, 2007.  Currently, the Company's sole focus is the development of its land and water assets.

In June 2006, the Company raised $36.4 million through the private placement of a five year zero coupon convertible term loan with Peloton Partners LLP (“Peloton”), as administrative agent, and an affiliate of Peloton and another investor, as lenders (the “Term Loan”).  The proceeds of the new term loan were partially used to repay the Company’s prior term loan facility with ING Capital LLC (“ING”).  In September 2006, an additional $1.1 million was raised when certain holders of warrants to purchase the Company’s common stock at $15.00 per share chose to exercise the warrants and purchase 70,000 shares of common stock.  A further $5.0 million was raised in February 2007, when all remaining warrant holders chose to exercise their rights to purchase 335,440 shares of the Company’s common stock for $15.00 per share after receiving a termination notice from the Company.

The Company’s current resources do not provide the capital necessary to fund a water or real estate development project on its land holdings.  There is no assurance that additional financing (public or private) will be available to fund such projects on acceptable terms or at all.  If the Company issues additional equity or equity linked securities to raise funds, the ownership percentage of the Company’s existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  If the Company cannot raise needed funds, it might be forced to make substantial reductions in its operating expenses, which could adversely affect its ability to implement its current business plan and ultimately its viability as a company.

The Chapter 11 Reorganization Plan of the Company’s Sun World International Inc. subsidiary became effective in 2005, and the Company has no further liabilities related to the business or operations of Sun World.  Subsequent to the effective date of the Chapter 11 reorganization plan of Sun World, the Company’s primary activities are limited to the development of its water resources and related assets.  From the effective date of the reorganization plan through March 31, 2008, the Company has incurred losses of approximately $37.4 million and used cash in operations of $14.2 million.

 Principles of Consolidation

Effective December 2003, all of the Company’s assets, with the exception of its office sublease, certain office furniture and equipment and the investment in Sun World International Inc.(“Sun World”), are held by Cadiz Real Estate LLC, a Delaware limited liability company (“Cadiz Real Estate”).  The Company holds 100% of the equity interests of Cadiz Real Estate, and therefore continues to hold 100% beneficial ownership of the properties that it transferred to Cadiz Real Estate.  Because the transfer of the Company’s properties to Cadiz Real Estate has no effect on its ultimate beneficial ownership of these properties, the properties owned of record either by Cadiz Real Estate or by the Company are treated as belonging to the Company.

Marketable Securities

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash and cash equivalents.  2007 marketable security investments consisted of auction rate securities.  Auction rate securities are long-term municipal bonds and preferred stock with interest rates that reset periodically through an auction process, which occurs in 7-, 28-, 35-, or 90-day periods.  There were no cumulative gross unrealized holding gains or losses associated with these investments, and all income was recorded as interest income during 2007.  The Company sold its position in these securities in late 2007.

Recent Accounting Pronouncements

In September 2006, the FASB released Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements".  This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies the exchange price notion in the fair value definition to mean the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price).  This statement also clarifies that market participant assumptions should include assumptions about risk, should include assumptions about the effect of a restriction on the sale or use of an asset and should reflect its nonperformance risk (the risk that the obligation will not be fulfilled).  Nonperformance risk should include the reporting entity’s credit risk. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is fiscal years beginning after November 15, 2008.  The Company partially adopted SFAS No. 157 effective January 1, 2008, and it did not have a material impact on the Company’s financial statements.

In February 2007, the FASB released Statement of Financial Accounting Standards No. 159 (“SFAS No. 159), “The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value and is effective for the first fiscal year beginning after November 15, 2007.  Effective January 1, 2008, the financial statements reflect SFAS No. 159.  The Company did not choose to measure any additional financial assets and liabilities at fair value, so the adoption of SFAS No. 159 did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” ("SFAS 141(R)"), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination.  This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not expect that the adoption of SFAS 141(R) will have a material impact on its financial position and results of operations.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” ("SFAS 160"), which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This statement is effective for fiscal years beginning on or after December 15, 2008.  The Company does not expect that the adoption of SFAS 160 will have a material impact on its financial position and results of operations.

See Note 2 to the Consolidated Financial Statements included in the Company’s Form 10-K for further discussion of the Company’s accounting policies.

NOTE 2 - PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

Property, plant, equipment and water programs consist of the following (in thousands):

	March 31,	December 31,
	2008	2007

Land and land improvements	$21,998	$21,998
Water programs	14,274	14,274
Buildings	1,161	1,161
Leasehold Improvements	570	570
Furniture & Fixtures	379	334
Machinery and equipment	849	807
Construction in progress	-	27
	39,231	39,171

Less accumulated depreciation	(3,223)	(3,139)

	$36,008	$36,032

Depreciation expense totaled $84 thousand and $37 thousand during the three months ended March 31, 2008 and 2007, respectively.

NOTE 3 – LONG-TERM DEBT

At March 31, 2008 and December 31, 2007, the carrying amount of the Company’s outstanding debt is summarized as follows (dollars in thousands):

	March 31,	December 31,
	2008	2007

Zero coupon secured convertible term loan due June 29, 2011. Interest accruing at 5% per annum until June 29, 2009 and at 6% thereafter	$39,729	$39,244
Other loans	20	22
Debt Discount	(9,085)	(9,605)
	30,664	29,661

Less current portion	9	9

	$30,655	$29,652

Pursuant to the Company’s loan agreements, annual maturities of long-term debt outstanding on March 31, 2008 are as follows:

12 Months Beginning March 31,	$000’s

2008	9
2009	9
2010	2
2011	39,729
2012	-
$39,749

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

At March 31, 2008, the Company was in compliance with its debt covenants under the loan.

On April 16, 2008, the Company was advised that Peloton had assigned its interest in the loan to an affiliate of Lampe Conway & Company LLC (“Lampe Conway”) and agreed that Lampe Conway or a Lampe Conway affiliate would replace Peloton as administrative agent of the loan.

NOTE 4 – COMMON STOCK

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

NOTE 5 – STOCK-BASED COMPENSATION PLANS AND WARRANTS

The Company has issued options and has granted stock awards pursuant to its 2003 and 2007 Management Equity Incentive Plans.  The Company has also granted stock awards pursuant to its Outside Director Compensation Plan.

Stock Options Issued under the 2003 and 2007 Management Equity Incentive Plans

The 2003 Management Equity Incentive Plan provided for the granting of options for the purchase of up to 377,339 shares of common stock.  Options issued under the plan were granted during 2005 and 2006.  The options have a ten year term with vesting periods ranging from issuance date to three years.  Certain of these options have strike prices that were below the fair market value of the Company’s common stock on the date of grant.  All options have been issued to officers, employees and consultants of the Company.  365,000 options were granted under the plan during 2005, and the remaining 12,339 options were granted in 2006.

The Company granted options to purchase 7,661 common shares at a price of $20.00 per share under the 2007 Management Equity Incentive Plan on July 25, 2007 and options to purchase 10,000 common shares at a price of $18.99 on January 9, 2008.  The options have strike prices that are at or slightly above the fair market value of the Company’s common stock on the date that the grants became effective.  The options have a ten year term with vesting periods ranging from issuance date to two years.  All options have been issued to officers, employees and consultants of the Company.  In total, options to purchase 385,000 shares were unexercised and outstanding on March 31, 2008 under the two management equity incentive plans.

The Company recognized stock option related compensation costs of $112,000 and $38,000 in the three months ended March 31, 2008 and March 31, 2007, respectively.  On March 31, 2008, the unamortized compensation expense related to these options amounted to $35,000 and is expected to be fully recognized in 2008.  No options were exercised during the three months ended March 31, 2008.

Stock Awards to Directors, Officers, Consultants and Employees

The Company has granted stock awards pursuant to its 2007 Management Equity Incentive Plan and Outside Director Compensation Plan.

A grant of 950,000 shares under the 2007 Management Equity Incentive Plan became effective on July 25, 2007.  The grant consists of three separate awards.  Two of the awards are subject to market conditions.

-	A 150,000 share award, that vests in three equal installments on January 1, 2008, January 1, 2009 and January 1, 2010. 50,000 shares were issued pursuant to this award on January 3, 2008.

-
A 400,000 share award, that is available if the trading price of the Company’s stock is at least $28 per share for 10 trading days within any period of 30 consecutive trading days on or before March 12, 2009.  This award would vest in four equal installments on January 1, 2008, January 1, 2009, January 1, 2010 and January 1, 2011.  The trading price condition was not satisfied during the three months ended March 31, 2008, and no shares were issuable under this grant.

-
A 400,000 share award, that is available if the trading price of the Company’s stock is at least $35 per share for 10 trading days within any period of 30 consecutive trading days on or before March 12, 2009.  This award would also vest in four equal installments on January 1, 2008, January 1, 2009, January 1, 2010 and January 1, 2011.  The trading price condition was not satisfied during the three months ended March 31, 2008, and no shares were issuable under this grant.

4,285 shares awarded under the Outside Director Compensation Plan for service in the plan year ended June 30, 2006 vested and were issued on January 31, 2007.  A 4,599 share grant for service during the plan year ended June 30, 2007 was awarded on that date, and the grant vested on January 31, 2008.

The compensation cost of stock grants without market conditions is measured at the quoted market price of the Company’s stock on the date of grant.  The fair value of the two 2007 Management Equity Incentive Plan awards with market conditions was calculated using a lattice model with the following weighted average assumptions:

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

The accompanying consolidated financial statements include $1,593,000 of stock based compensation expense related to stock based awards in the three months ended March 31, 2008 and $27,000 in the three months ended March 31, 2007.  On March 31, 2008, there was $4.6 million of unamortized compensation expense relating to stock awards.

Stock Purchase Warrants Issued to Non-Employees

In January 2007, the Company exercised a right to terminate certain warrants to purchase the Company’s common stock for $15.00 per share on March 2, 2007, subject to a 30-day notice period.  In response, the warrant holders exercised their right to purchase 335,440 shares of the Company’s common stock during the notice period, and the Company received $5.0 million from the sale of these shares.  Following this exercise, no warrants remain outstanding.

NOTE 6 – INCOME TAXES

As of March 31, 2008, the Company had net operating loss (NOL) carryforwards of approximately $90.5 million for federal income tax purposes and $32.0 million for California state income tax purposes.  Such carryforwards expire in varying amounts through the year 2027.  Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

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

As of March 31, 2008, the Company possessed unrecognized tax benefits totaling approximately $3.3 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.  Additionally, as of that date the Company had accrued approximately $200,000 for state taxes, interest and penalties related to income tax positions in prior returns.  Income tax penalties and interest are classified as general and administrative expenses.  The Company was not subject to any income tax penalties and interest during the three months ended March 31, 2008.

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

Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against these assets.  Accordingly, no deferred tax asset has been reflected in the accompanying balance sheet.

NOTE 7 – NET LOSS PER COMMON SHARE

Basic earnings per share (EPS) is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any, by the weighted-average common shares outstanding.  Options, deferred stock units, warrants and convertible debt were not considered in the computation of diluted EPS because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 2,310,000 and 2,121,000 for the three months ended March 31, 2008 and 2007, respectively.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the following discussion contains trend analysis and other forward-looking statements.  Forward-looking statements can be identified by the use of words such as "intends", "anticipates", "believes", "estimates", "projects", "forecasts", "expects", "plans" and "proposes".  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements.  These include, among others, our ability to maximize value from our Cadiz, California land and water resources; and our ability to obtain new financings as needed to meet our ongoing working capital needs.  See additional discussion under the heading "Certain Trends and Uncertainties" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007.

Overview

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

In April, 2008, the Court ruled in the Company’s favor on a number of pre-trial motions and denied Metropolitan’s motion to strike Cadiz’s jury demand.  As a result, the upcoming trial will be held before a jury of Southern California citizens.  At the same time, the Court set a trial date for May 5, 2008 and ordered that the parties attend a mandatory settlement conference before Judge Peter D. Lichtman.  An initial settlement conference was held on April 30, 2008.  Following the conference, the Court issued a 30 day stay of all proceedings while Judge Lichtman continues his ongoing mediation.  If the parties do not ultimately reach an agreement through the settlement conference process and Judge Lichtman declares an impasse, the Court will set a new trial date.

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

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

We have not received significant revenues from our water resource activity to date.  As a result, we have historically incurred a net loss from operations.  We had revenues of $17 thousand for the three months ended March 31, 2008 and $352 thousand for the three months ended March 31, 2007.  We incurred a net loss of $5.0 million in the three months ended March 31, 2008 compared with a $2.6 million net loss during the three months ended March 31, 2007.  The higher 2008 loss was primarily due to higher stock based compensation expenses related to the 2007 Management Equity Incentive Plan and higher general and administrative expenses associated with the Company’s lawsuit against the Metropolitan Water District of Southern California.

Our primary expenses are our ongoing costs to develop our real estate and water assets and to secure the remaining entitlements needed to continue developing the Cadiz Program.  These costs consist primarily of project management, legal, consulting, engineering and administrative expenses, which are characterized as general and administrative expenses for financial statement reporting purposes.  We also have expenses related to the limited farming activities that we conduct at the Cadiz Ranch.  Other costs include interest expense and compensation costs resulting from the grant of stock and options under our management and director equity incentive plans, namely the 2003 Management Equity Incentive Plan, 2007 Management Equity Incentive Plan, and the Outside Director Compensation Plan.

We conduct limited farming operations on our properties in the Cadiz and Fenner Valleys.  In 2007, we farmed 260 acres of lemon groves and leased 700 acres of vineyards to a grower for $12,000.  The grower was responsible for all cultivation and maintenance expenses associated with the leased acreage.  We did not renew the vineyard lease for the 2008 growing season, and we will be farming an additional 160 acres of vineyards to raisins in 2008.  In addition, we will be removing approximately 540 acres of grape vines that have reached the end of their productive lives.  As a result, we expect that 2008 agricultural revenues and expenses will be higher than in the prior year period.

Revenues  Cadiz had revenues of $17 thousand for the three months ended March 31, 2008 and $352 thousand for the three months ended March 31, 2007.  Lower revenues were due to the smaller 2007-08 lemon crop.  2007-08 lemon crop yields were lower due to freezing weather in the first quarter of 2007.

Cost of Sales  Cost of Sales totaled $13 thousand during the three months ended March 31, 2008 and $348 thousand during the three months ended March 31, 2007.  The lower cost of sales reflects lower lemon harvesting and marketing costs due to the smaller size of the 2007-08 lemon crop.  Lemon harvesting activities were largely complete at the end of December 2007, whereas the harvesting and marketing process extends over fiscal year-end under normal circumstances.

General and Administrative Expenses General and administrative expenses during the three months ended March 31, 2008 totaled $3.9 million compared to $1.8 million for the three months ended March 31, 2007.  Non-cash compensation costs for stock and option awards are included in General and Administrative Expenses.

Compensation costs from stock and option awards for the three months ended March 31, 2008 were $1.7 million, compared with $65 thousand for the three months ended March 31, 2007.  The Company’s share based compensation plans include the 2007 Management Equity Incentive Plan, the 2003 Management Equity Incentive Plan and the Outside Director Compensation Plan.  The higher expense in the current quarter primarily reflects the new Management Equity Incentive Plan stock awards that became effective in July 2007.  Shares and options issued under the Plans vest over varying periods from the date of issue to January 2011.  See Notes to the Consolidated Financial Statements: Note 5 – Stock Based Compensation Plans and Warrants.

Other General and Administrative Expenses, exclusive of stock based compensation costs, totaled $2.2 million in the three months ended March 31, 2008, compared with $1.7 million for the three months ended March 31, 2007.  The increase in expenses is primarily due to higher legal expenses related to the Company’s lawsuit against the Metropolitan Water District of Southern California.

Depreciation and Amortization Depreciation and amortization expense for the three months ended March 31, 2008 and 2007 totaled $84 thousand and $37 thousand, respectively.  The higher expenses relate to 2007 capital expenditures.

Interest Expense, net  Net interest expense totaled $970 thousand during the three months ended March 31, 2008, compared to $763 thousand during the same period in 2007.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Interest on outstanding debt	$485	$456
Amortization of financing costs	18	14
Amortization of debt discount	520	421
Interest income	(53)	(128)

	$970	$763

The increase in net interest expense is primarily due the amortization of the debt discount related to the zero coupon secured convertible term loan and interest on the loan.  2008 interest income decreased from $128 thousand in 2007 to $53 thousand in 2008, due to lower cash balances, lower short-term interest rates and a more conservative investment strategy.  See Notes to the Consolidated Financial Statements: Note 3 – Long-term Debt.

Income Taxes  Income tax expense for the three months ended March 31, 2008 was $1 thousand, compared with $5 thousand during the prior year period.  See Notes to the Consolidated Financial Statements: Note 6 – Income Taxes.

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

We have worked with our secured lenders to structure our debt in a way which allows us to continue our development of the Cadiz Project and minimize the dilution of the ownership interests of common stockholders.  In June 2006, we entered into a $36.4 million five year zero coupon senior secured convertible term loan with Peloton Partners LLP (through an affiliate) and another lender (the “Term Loan”).  The Term Loan provided for:

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

The debt covenants associated with the loan were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At March 31, 2008, the Company was in compliance with its debt covenants.

The Term Loan provided us with $9.3 million of additional working capital and deferred all interest payments until the June 29, 2011 final maturity date.  Furthermore, the Term Loan permits us to retain any proceeds received from the issuance of common stock including common stock issued pursuant to the exercise of stock options and warrants.

On April 16, 2008, the Company was advised that Peloton had assigned its interest in the Term Loan to an affiliate of Lampe Conway & Company LLC (“Lampe Conway”) and agreed that Lampe Conway or a Lampe Conway affiliate would replace Peloton as administrative agent of the loan.

A private placement completed by the Company in November 30, 2004 included the issuance of warrants to purchase shares of our common stock at an exercise price of $15.00 per share.  In January 2007, we exercised our right to terminate all unexercised warrants on March 2, 2007, subject to a 30 days notice period.  In response, holders of all 335,440 warrants then outstanding exercised their warrants during February 2007.  As a result, we issued 335,440 shares of our common stock and received net proceeds of $5,031,600.  Following these exercises, no warrants remain outstanding.

As we continue to actively pursue our business strategy, additional financing in connection with our water programs will be required.  See “Outlook”, below.  The covenants in the Term Loan do not prohibit our use of additional equity financing and allow us to retain 100% of the proceeds of any equity financing.  We do not expect the loan covenants to materially limit our ability to finance our water development activities.

Cash Used for Operating Activities.  Cash used for operating activities totaled $2.2 million and $1.4 million for the three months ended March 31, 2008 and March 31, 2007, respectively.  The cash was primarily used to fund general and administrative expenses related to the Company’s water development efforts, including legal costs associated with the Company’s lawsuit against the Metropolitan Water District of Southern California.  As discussed in the Overview, the Company has been preparing for a trial in its lawsuit against Metropolitan and is currently engaged in a mandatory settlement conference process.  We expect that the significant litigation expenses being incurred by the Company will decline when the matter is resolved, either by trial or settlement.

Cash Provided By (Used for) Investing Activities.  Cash used for investing activities in the three months ended March 31, 2008 was $60 thousand, compared with $8.5 million during the same period in 2007.  The 2007 period included $8.5 million of short-term investments in student loan backed auction rate preferred securities, which are not considered cash equivalents.  These investments were liquidated during the fourth quarter of 2007, and there were no losses associated with the sale of these securities.  2008 capital expenditures were $59 thousand higher than the prior year and included equipment purchases to support expanded farming activities at the Cadiz Ranch.

Cash Provided by (Used for) Financing Activities.  Cash used for financing activities was $2 thousand during the three months ended March 31, 2008, compared with $5.2 million of cash provided by financing activities during the prior year period.  The 2007 result reflects $5.1 million of proceeds from the exercise of warrants and employee stock options.

Outlook

Short Term Outlook.  The proceeds remaining from our $36.4 million Term Loan and the sale of common shares, pursuant to the exercise of certain warrants in 2006 and 2007, provide us with sufficient funds to meet our expected working capital needs for the next 12 months.  The Company expects to continue its historical practice of structuring its financing arrangements to match the anticipated needs of its development activities.  See "Long Term Outlook", below.  No assurances can be given, however, as to the availability or terms of any new financing.

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

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements – Description of Business and Summary of Significant Accounting Policies.

Certain Known Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	After 5 years

Long term debt obligations	$39,749	$9	$11	$39,729	$-
Interest Expense	8,018	1	-	8,017	-
Operating leases	799	181	345	273	-
	$48,566	$191	$356	$48,019	$-

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

Information about market risks for the three months ended March 31, 2008 does not differ materially from that discussed under Item 7A of Cadiz’ Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.    Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chairman and Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to our Board of Directors.  Based on their evaluation as of March 31, 2008, our Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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
b
ITEM 1.	Legal Proceedings

See “Legal Proceedings” included in the Company’s latest Form 10-K, the Form 8-K Current Report filed on April 21, 2008 and the Form 8-K Current Report filed on May 6, 2008, for a complete discussion.

ITEM 1A.	Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Cadiz Inc.

By:	/s/ Keith Brackpool	May 8, 2008
	Keith Brackpool	Date
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ O'Donnell Iselin II	May 8, 2008
	O'Donnell Iselin II	Date
Chief Fiancial Officer and Secretary
(Principal Financial Officer)