Form 10-Q
period 2008-06-30
CADIZ INC
filed 2008-08-06
CIK 727273

United States
Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2008

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from ......... to .........

Commission File Number 0-12114
____________________

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
Yes ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐  No ☑

As of August 1, 2008, the Registrant had 11,958,210 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.

Index

ii

Index

Cadiz Inc.

Consolidated Statements of Operations (Unaudited)

	For the Three Months
	Ended June 30,
($ in thousands except per share data)	2008	2007

Revenues	$16	$5

Costs and expenses:
Cost of sales	4	-
General and administrative	2,568	1,356
Depreciation and amortization	85	39

Total costs and expenses	2,657	1,395

Operating loss	(2,641)	(1,390)

Other income (expense)
Interest expense, net	(1,054)	(765)
Other (expense), net	(1,054)	(765)

Loss before income taxes	(3,695)	(2,155)
Income tax provision	3	3

Net loss	$(3,698)	$(2,158)

Net loss applicable to common stock	$(3,698)	$(2,158)

Basic and diluted net loss per common share	$(0.31)	$(0.18)

Basic and diluted weighted average shares outstanding	11,958	11,889

See accompanying notes to the consolidated financial statements.

Index

Cadiz Inc.

Consolidated Statements of Operations (Unaudited)

	For the Six Months
	Ended June 30,
($ in thousands except per share data)	2008	2007

Revenues	$33	$357

Costs and expenses:
Cost of sales	17	348
General and administrative	6,496	3,131
Depreciation and amortization	169	76

Total costs and expenses	6,682	3,555

Operating loss	(6,649)	(3,198)

Other income (expense)
Interest expense, net	(2,024)	(1,528)
Other income (expense), net	(2,024)	(1,528)

Loss before income taxes	(8,673)	(4,726)
Income tax provision	4	8

Net loss	$(8,677)	$(4,734)

Net loss applicable to common stock	$(8,677)	$(4,734)

Basic and diluted net loss per common share	$(0.73)	$(0.40)

Basic and diluted weighted average shares outstanding	11,957	11,785

See accompanying notes to the consolidated financial statements.

Index

Cadiz Inc.

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
($ in thousands)	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$4,258	$8,921
Accounts receivable	21	20
Prepaid expenses and other	876	216

Total current assets	5,155	9,157

Property, plant, equipment and water programs, net	35,940	36,032
Goodwill	3,813	3,813
Other assets	541	570

Total Assets	$45,449	$49,572

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$456	$408
Accrued liabilities	641	744
Current portion of long term debt	9	9

Total current liabilities	1,106	1,161

Long-term debt	31,716	29,652

Total Liabilities	32,822	30,813

Commitments and contingencies

Stockholders’ equity:
Common stock - $.01 par value; 70,000,000 shares authorized; shares issued and outstanding – 11,958,210 at June 30, 2008 and 11,903,611 at December 31, 2007	120	119
Additional paid-in capital	256,527	253,983
Accumulated deficit	(244,020)	(235,343)
Total stockholders’ equity	12,627	18,759

Total Liabilities and Stockholders’ equity	$45,449	$49,572

See accompanying notes to the consolidated financial statements.

Index

Cadiz Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months
	Ended June 30,
($ in thousands except per share data)	2008	2007

Cash flows from operating activities:
Net loss	$(8,677)	$(4,734)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	169	76
Amortization of debt discount & issuance costs	1,112	895
Interest expense added to loan principal	993	938
Compensation charge for stock awards and share options	2,544	102
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(1)	286
Decrease (increase) in prepaid expenses and other	(660)	(275)
Increase (decrease) in accounts payable	48	(101)
Increase (decrease) in accrued liabilities	(103)	431

Net cash used for operating activities	(4,575)	(2,382)

Cash flows from investing activities:
Investment in marketable securities	-	(8,658)
Additions to property, plant and equipment	(77)	(176)
Other	(7)	(250)

Net cash used by investing activities	(84)	(9,084)

Cash flows provided by (used by) financing activities:
Net proceeds from exercise of stock options	-	140
Net proceeds from exercise of warrants	-	5,031
Debt issuance costs	-	-
Principal payments on long-term debt	(4)	(4)

Net cash provided by (used by) financing activities	(4)	5,167

Net increase (decrease) in cash and cash equivalents	(4,663)	(6,299)

Cash and cash equivalents, beginning of period	8,921	10,397

Cash and cash equivalents, end of period	$4,258	$4,098

See accompanying notes to the consolidated financial statements.

Index

Cadiz Inc.

Consolidated Statement of Stockholders’ Equity  (Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2007	11,903,611	$119	$253,983	$(235,343)	$18,759

Stock awards	54,599	1	-	-	1
Stock based compensation expense	-	-	2,544	-	2,544

Net loss	-	-	-	(8,677)	(8,677)

Balance as of June 30, 2008	11,958,210	$120	$256,527	$(244,020)	$12,627

See accompanying notes to the consolidated financial statements.

Index

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

The foregoing Consolidated Financial Statements include the accounts of the Company and contain all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair statement of the Company’s financial position, the results of its operations and its cash flows for the periods presented and have been prepared in accordance with generally accepted accounting principles.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principals generally accepted in the United States of America.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2007.  The results of operations for the six months ended June 30, 2008 are not necessarily indicative of results for the entire fiscal year ended December 31, 2008.

Basis of Presentation

The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $8.7 million for the six months ended June 30, 2008 and $4.7 million for the six months ended June 30, 2007.  The Company had working capital of $4.0 million at June 30, 2008 and used cash in operations of $4.6 million for the six months ended June 30, 2008 and $2.4 million for the six months ended June 30, 2007.  Currently, the Company's sole focus is the development of its land and water assets.

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

Index

Cadiz Inc.

Notes To The Consolidated Financial Statements

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

The Chapter 11 Reorganization Plan of the Company’s Sun World International Inc. subsidiary (“Sun World”) became effective in 2005, and the Company has no further liabilities related to the business or operations of Sun World.  Subsequent to the effective date of the Chapter 11 reorganization plan of Sun World, the Company’s primary activities are limited to the development of its water resources and real estate assets.  From the effective date of the reorganization plan through June 30, 2008, the Company has incurred losses of approximately $41.4 million and used cash in operations of $16.7 million.

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

Index

Cadiz Inc.

Notes To The Consolidated Financial Statements

In February 2007, the FASB released Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value and is effective for the first fiscal year beginning after November 15, 2007.  Effective January 1, 2008, the financial statements reflect SFAS No. 159.  The Company did not choose to measure any additional financial assets and liabilities at fair value, so the adoption of SFAS No. 159 did not have a material impact on the Company's financial statements.

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

In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)."  FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and will be applied retrospectively to all periods presented.  Earlier application is not permitted.  The Company is currently evaluating the impact of this Statement on the Company’s financial results of operations and financial position.

See Note 2 to the Consolidated Financial Statements included in the Company’s Form 10-K for further discussion of the Company’s accounting policies.

Index

Cadiz Inc.

Notes To The Consolidated Financial Statements

NOTE 2 - PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

Property, plant, equipment and water programs consist of the following (in thousands):

	June 30,	December 31,
	2008	2007

Land and land improvements	$21,998	$21,998
Water programs	14,274	14,274
Buildings	1,161	1,161
Leasehold Improvements	570	570
Furniture & Fixtures	396	334
Machinery and equipment	849	807
Construction in progress	-	27
	39,248	39,171

Less accumulated depreciation	(3,308)	(3,139)

	$35,940	$36,032

Depreciation expense totaled $85 thousand during the three  months ended June 30, 2008 and was $39 thousand during the prior year period.  Depreciation expense totaled $169 thousand and $76 thousand for the six months ended June 30, 2008 and 2007, respectively.

NOTE 3 – LONG-TERM DEBT

At June 30, 2008 and December 31, 2007, the carrying amount of the Company’s outstanding debt is summarized as follows (dollars in thousands):

	June 30,	December 31,
	2008	2007

Zero coupon secured convertible term loan due June 29, 2011. Interest accruing at 5% per annum until June 29, 2009 and at 6% thereafter	$40,236	$39,244
Other loans	18	22
Debt Discount	(8,529)	(9,605)
	31,725	29,661

Less current portion	9	9

	$31,716	$29,652

Index

Cadiz Inc.

Notes To The Consolidated Financial Statements

Pursuant to the Company’s loan agreements, annual maturities of long-term debt outstanding on June 30, 2008 are as follows:

12 Months Beginning June 30,	$000’s

2008	9
2009	9
2010	-
2011	40,236
2012	-
$40,254

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

Index

Cadiz Inc.

Notes To The Consolidated Financial Statements

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

At June 30, 2008, the Company was in compliance with its debt covenants under the loan.

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

The Company also granted options to purchase 7,661 common shares at a price of $20.00 per share under the 2007 Management Equity Incentive Plan on July 25, 2007 and options to purchase 10,000 common shares at a price of $18.99 on January 9, 2008.  The options have strike prices that are at or slightly above the fair market value of the Company’s common stock on the date that the grants became effective.  The options have a ten year term with vesting periods ranging from issuance date to two years.  All options have been issued to officers, employees and consultants of the Company.  In total, options to purchase 385,000 shares were unexercised and outstanding on June 30, 2008 under the two management equity incentive plans.

Index

Cadiz Inc.

Notes To The Consolidated Financial Statements

The Company recognized stock option related compensation costs of $131,000 and $75,000 in the six months ended June 30, 2008 and June 30, 2007, respectively.  On June 30, 2008, the unamortized compensation expense related to these options amounted to $16,000 and is expected to be fully recognized in 2008.  No options were exercised during the six months ended June 30, 2008.

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

-
A 400,000 share award, that is available if the trading price of the Company’s stock is at least $28 per share for 10 trading days within any period of 30 consecutive trading days on or before March 12, 2009.  This award would vest in four equal installments on January 1, 2008, January 1, 2009, January 1, 2010 and January 1, 2011.  The trading price condition was not satisfied during the six months ended June 30, 2008, and no shares were issuable under this grant.

-
A 400,000 share award, that is available if the trading price of the Company’s stock is at least $35 per share for 10 trading days within any period of 30 consecutive trading days on or before March 12, 2009.  This award would also vest in four equal installments on January 1, 2008, January 1, 2009, January 1, 2010 and January 1, 2011.  The trading price condition was not satisfied during the six months ended June 30, 2008, and no shares were issuable under this grant.

4,285 shares awarded under the Outside Director Compensation Plan for service in the plan year ended June 30, 2006 vested and were issued on January 31, 2007, and 4,599 shares awarded for service during the plan year ended June 30, 2007 vested and were issued on January 31, 2008.  A 7,026 share grant for service during the plan year ended June 30, 2008 became effective on that date.  The award will vest on January 31, 2009.

Index

Cadiz Inc.

Notes To The Consolidated Financial Statements

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

The accompanying consolidated financial statements include $2,413,000 of stock based compensation expense related to stock based awards in the six months ended June 30, 2008 and $27,000 in the six months ended June 30, 2007.  On June 30, 2008, there was $3.9 million of unamortized compensation expense relating to stock awards.

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

NOTE 6 – INCOME TAXES

As of June 30, 2008, the Company had net operating loss (NOL) carryforwards of approximately $93.5 million for federal income tax purposes and $35.0 million for California state income tax purposes.  Such carryforwards expire in varying amounts through the year 2027.  Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

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

Index

Cadiz Inc.

As of June 30, 2008, the Company possessed unrecognized tax benefits totaling approximately $3.3 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.  Additionally, as of that date the Company had accrued approximately $200,000 for state taxes, interest and penalties related to income tax positions in prior returns.  Income tax penalties and interest are classified as general and administrative expenses.  The Company was not subject to any income tax penalties and interest during the six months ended June 30, 2008.

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

NOTE 7 – NET LOSS PER COMMON SHARE

Basic earnings per share (EPS) is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any, by the weighted-average common shares outstanding.  Options, deferred stock units, warrants, convertible debt, and preferred stock that are convertible into shares of the Company’s common stock were not considered in the computation of diluted EPS because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 2,334,000 and 2,125,000 shares for the three months ended June 30, 2008 and 2007, respectively.  For the six months ended June 30, 2008 and 2007, weighted averaged shares outstanding would have increased by approximately 2,322,000 and 2,115,000 shares, respectively.

Index

Cadiz Inc.

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

The Company’s objective is to realize the highest and best use for these assets.  In 1993, Cadiz acquired permits for up to 9,600 acres of agricultural development in the Cadiz Valley and the withdrawal of more than 1 million acre-feet of groundwater from the aquifer system underlying the property.  The Company believes that the location, geology and hydrology of this property is uniquely suited for both agricultural development and the development of a groundwater storage and dry-year supply program to augment the water supplies available to Southern California.  To this end, in 1997 Cadiz entered into the first of a series of agreements with the Metropolitan Water District of Southern California (“Metropolitan”) to jointly design, permit and build such a project (the “Cadiz Project” or “Project”).  In general, several elements are needed to complete the development: (1) federal and state environmental permits; (2) a pipeline right-of-way from the Colorado River Aqueduct to the project area; (3) a storage and supply agreement with one or more public water agencies or private water utilities; and (4) construction and working capital financing.

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

Index

Cadiz Inc.

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

In April, 2008, the Court ruled in the Company’s favor on a number of pre-trial motions and denied Metropolitan’s motion to strike Cadiz’s jury demand.  As a result, the upcoming trial will be held before a jury of Southern California citizens.  At the same time, the Court ordered that the parties attend a mandatory settlement conference before Judge Peter D. Lichtman.  An initial settlement conference was held on April 30, 2008.  Following the conference, the Court issued a stay of all proceedings while Judge Lichtman continues his ongoing mediation.  If the parties do not ultimately reach an agreement through the settlement conference process, the case will proceed to trial.  The parties are scheduled to appear before the Court on September 4, 2008 to report on the status of the settlement negotiations.

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

Index

Cadiz Inc.

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

In addition to agriculture and water development, the rapid growth of nearby desert communities in Southern California, Nevada and Arizona and rapidly rising energy prices indicates that the Company’s land holdings may in time be suitable for other types of development.  To this end, Cadiz has conducted a detailed analysis of the Company’s land assets to assess the opportunities for these properties.  Based on this analysis, the Company believes that its properties have significant long-term potential for residential and commercial development.  The Company is continuing to explore all land use alternatives to maximize the value of its properties.

The Company remains committed to its land and water assets and will continue to explore all opportunities for development of these assets.  The Company cannot predict with certainty which of these development initiatives will ultimately be realized.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

We have not received significant revenues from our water resource activity to date.  As a result, we have historically incurred a net loss from operations.  We had revenues of $16 thousand for the three months ended June 30, 2008 and $5 thousand for the three months ended June 30, 2007.  We incurred a net loss of $3.7 million in the three months ended June 30, 2008 compared with a $2.2 million net loss during the three months ended June 30, 2007.  The higher loss in the 2008 period is primarily due to higher general and administrative expenses, including legal expenses related to the Company’s lawsuit against the Metropolitan Water District of Southern California and non-cash stock compensation costs related to awards under the Company’s 2007 Management Equity Incentive Plan.

Our primary expenses are our ongoing costs to develop our water and real estate assets and to secure the remaining entitlements needed to continue developing the Cadiz Program.  These costs consist primarily of project management, legal, consulting, engineering and administrative expenses, which are characterized as general and administrative expenses for financial statement reporting purposes.  We also have expenses related to the farming activities that we conduct at the Cadiz Ranch.  Other costs include interest expense and compensation costs resulting from the grant of stock and options under the Cadiz 2003 and 2007 Management Equity Incentive Plans and the Outside Director Compensation Plan.

Index

Cadiz Inc.

We conduct farming operations on our properties in the Cadiz and Fenner Valleys.  In 2007, we farmed 260 acres of lemon groves and leased 700 acres of vineyards to a grower for $12,000.  The grower was responsible for all cultivation and maintenance expenses associated with the leased acreage.  We did not renew the vineyard lease for the 2008 growing season, and we will be farming an additional 160 acres of vineyards to raisins in 2008.  As a result, we expect that 2008 agricultural revenues and expenses will be higher than in the prior year period.  We are removing approximately 540 acres of grape vines that have reached the end of their productive lives and are evaluating several options for redeveloping this acreage.

Revenues  Cadiz had revenues of $16 thousand for the three months ended June 30, 2008 and $5 thousand for the three months ended June 30, 2007.  Agricultural revenues during the period were not material due to the timing of our lemon and raisin harvests.

General and Administrative Expenses General and administrative expenses during the three months ended June 30, 2008 totaled $2.6 million compared to $1.4 million for the three months ended June 30, 2007.  Non-cash compensation costs for stock and option awards are included in General and Administrative Expenses.

Compensation costs from stock and option awards for the three months ended June 30, 2008 were $839 thousand, compared with $37 thousand for the three months ended June 30, 2007.  The Company’s share based compensation plans include the 2007 Management Equity Incentive Plan, the 2003 Management Equity Incentive Plan and the Outside Director Compensation Plan.  The higher expense in the current quarter primarily reflects the new 2007 Management Equity Incentive Plan stock awards that became effective in July 2007.  Shares and options issued under the Plans vest over varying periods from the date of issue to January 2011.  See Notes to the Consolidated Financial Statements: Note 5 – Stock Based Compensation Plans and Warrants.

Other General and Administrative Expenses, exclusive of stock based compensation costs, totaled $1.7 million in the three months ended June 30, 2008 and $1.3 million in the three months ended June 30, 2007.  The increase in expenses was primarily due to higher expenses related to the Company’s lawsuit against the Metropolitan Water District of Southern California.

Depreciation and Amortization Depreciation and amortization expense for the three months ended June 30, 2008 and 2007 totaled $85 thousand and $39 thousand, respectively.  The higher expenses relate to 2007 capital expenditures.

Interest Expense, net  Net interest expense totaled $1.1 million during the three months ended June 30, 2008, compared with $765 thousand during the same period in 2007.  The following table summarizes the components of net interest expense for the two periods (in thousands):

Index

Cadiz Inc.

	Three Months Ended
	June 30,
	2008	2007

Interest on outstanding debt	$508	$483
Amortization of financing costs	18	15
Amortization of debt discount	556	445
Interest income	(28)	(178)

	$1,054	$765

The increase in net interest expense is primarily due to the amortization of the debt discount related to certain derivatives embedded to the new senior secured convertible term loan.  2008 interest income decreased to $28 thousand from $178 thousand in the prior year, due to lower cash balances, lower short-term interest rates and a more conservative investment policy.  See Notes to the Consolidated Financial Statements: Note 3 – Long-term Debt.

Income Taxes  Income tax expense for the three months ended June 30, 2008 and for the three months ended June 30, 2007 was $3 thousand.  See Note 6 of the Notes to the Consolidated Financial Statements – Income Taxes.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

We had revenues of $33 thousand for the six months ended June 30, 2008 and $357 thousand for the six months ended June 30, 2007.  We incurred a net loss of $8.7 million in the six months ended June 30, 2008, compared with a $4.7 million net loss during the six months ended June 30, 2007.  The higher loss in the 2008 period primarily related to higher non-cash expenses related to stock and option awards and higher expenses related to the Company’s lawsuit against the Metropolitan Water District of Southern California.

Revenues  Cadiz had revenues of $33 thousand for the six months ended June 30, 2008 and $357 thousand for the six months ended June 30, 2007.  Lower revenues resulted primarily from the smaller 2007-08 lemon crop.  2007-08 crop yields were lower than the prior year due to freezing weather during the first quarter of 2007.  2007-08 lemon harvesting activities were largely complete at the end of December 2007, whereas the harvesting and marketing of the 2006-07 lemon crop continued over year-end into the first few months of 2007.

Cost of Sales  Cost of Sales totaled $17 thousand during the six months ended June 30, 2008 and $348 thousand during the six months ended June 30, 2007.  The lower cost of sales in 2008 reflects lower lemon sales in the period, due to the smaller size of the 2007-08 lemon crop.

General and Administrative Expenses General and administrative expenses during the six months ended June 30, 2008 totaled $6.5 million compared to $3.1 million for the six months ended June 30, 2007.  Non-cash compensation costs for stock and option awards are included in General and Administrative Expenses.

Index

Cadiz Inc.

Compensation costs from stock and option awards for the six months ended June 30, 2008 were $2.5 million, compared with $102 thousand for the six months ended June 30, 2007.  The Company’s share based compensation plans include the 2007 Management Equity Incentive Plan, the 2003 Management Equity Incentive Plan and the Outside Director Compensation Plan.  The higher expense in the current year primarily reflects the new 2007 Management Equity Incentive Plan stock awards that became effective in July 2007.  Shares and options issued under the Plans vest over varying periods from the date of issue to January 2011.  See Notes to the Consolidated Financial Statements: Note 5 – Stock Based Compensation Plans and Warrants.

Other General and Administrative Expenses, exclusive of stock based compensation costs, totaled $4.0 million in the six months ended June 30, 2008, compared with $3.0 million for the six months ended June 30, 2007.  The increase in expenses is primarily due to higher legal expenses related to the Company’s lawsuit against the Metropolitan Water District of Southern California.

Depreciation and Amortization Depreciation and amortization expense for the six months ended June 30, 2008 and 2007 totaled $169 thousand and $76 thousand, respectively.  The higher expenses relate to 2007 capital expenditures

Interest Expense, net  Net interest expense totaled $2.0 million during the six months ended June 30, 2008, compared to $1.5 million during the same period in 2007.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Six Months Ended
	June 30,
	2008	2007

Interest on outstanding debt	$993	$939
Amortization of financing costs	36	29
Amortization of debt discount	1,076	866
Interest income	(81)	(306)

	$2,024	$1,528

The increase in net interest expense is primarily due the amortization of the debt discount related to certain derivatives embedded to the new senior secured convertible term loan.  2007 interest income decreased to $81 thousand from $305 thousand in the prior year, due to lower cash balances, lower short-term interest rates and a more conservative investment policy.  See Notes to the Consolidated Financial Statements: Note 3 – Long-term Debt.

Income Taxes  Income tax expense for the six months ended June 30, 2008 was $4 thousand, compared with $8 thousand of income tax expense during the six months ended June 30, 2007.  See Note 6 of the Notes to the Consolidated Financial Statements – Income Taxes.

Index

Cadiz Inc.

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

The debt covenants associated with the loan were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At June 30, 2008, the Company was in compliance with its debt covenants.

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

Index

Cadiz Inc

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

Cash Used for Operating Activities.  Cash used for operating activities was $4.6 million for the six months ended June 30, 2008, as compared to $2.4 million for the six months ended June 30, 2007.  The cash was primarily used to fund general and administrative expenses related to the Company’s water development efforts, including legal costs associated with the Company’s lawsuit against the Metropolitan Water District of Southern California (“Metropolitan”).  As discussed in the Overview, the Company is preparing for a trial in the lawsuit against Metropolitan and is also engaged in a series of mandatory settlement conferences.  The Company is incurring significant litigation expenses, and we expect that these costs will decline when the matter is resolved, either by trial or settlement.  The Company also incurred higher farming costs at the Cadiz Ranch.  The Company is farming a raisin crop in 2008 that had been leased to a grower during 2007.

Cash Used for Investing activities.  During the six months ended June 30, 2008, net cash flow used for investing activities was $84 thousand, compared with $9.1 million in the prior year period.  The 2007 period included $8.6 million of short-term investments in student loan backed auction rate preferred securities, which are not considered cash equivalents.  These investments were liquidated during the fourth quarter of 2007, and there were no losses associated with the sale of these securities.  In addition, capital expenditures declined $99 thousand.  2007 capital expenditures included certain leasehold improvements, furniture and data processing equipment costs related to the relocation of the Company’s corporate offices.

Cash Provided by (Used for) Financing Activities.  Cash used for financing activities totaled $4 thousand for the six months ended June 30, 2008, compared with $5.2 million of cash provided by financing activities in the six months ended June 30, 2007.  The 2007 results reflect $5.2 million of net proceeds from the exercise of warrants to purchase 335,440 shares of our common stock for $15.00 per share and the exercise of options to purchase 10,000 shares of our common stock for $13.95 per share by an employee.

Index

Cadiz Inc

Outlook

Short Term Outlook.  Cash and cash equivalents were $4.3 million on June 30, 2008, compared with a $8.9 million balance on December 31, 2007.  Cash expenditures for the six months ending June 30, 2008 included significant legal and consulting expenses to prepare our lawsuit against Metropolitan for trial and a seasonal investment in crops under cultivation at the Cadiz Ranch.

As discussed in the Overview, the Company is actively involved in court-ordered settlement conferences, which could end the lawsuit and result in a financial settlement with Metropolitan.  If the settlement negotiations are not successful, we expect that our case to recover $397 to $673 million of damages from Metropolitan will proceed to trial.  While we believe that the balance of cash and cash equivalents at June 30, 2008 is sufficient to fund a trial and minimum business operations for 12 months, the Company is fully prepared to seek additional working capital, if necessary to continue funding litigation and other development activities at the levels needed to maximize the value of our assets.

If additional financing is needed, we will continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities and minimizing the dilution of the equity interests of our current stockholders.  See "Long Term Outlook", below.  No assurances can be given, however, as to the availability or terms of any new financing.

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

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements – Description of Business and Summary of Significant Accounting Policies.

Index

Cadiz Inc

Certain Known Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	After 5 years

Long term debt obligations	$40,254	$9	$9	$40,236	$-
Interest Expense	7,511	1	-	7,510	-
Operating leases	768	193	346	229	-
	$48,533	$203	$355	$47,975	$-

Index

Cadiz Inc

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Information about market risks for the six months ended June 30, 2008 does not differ materially from that discussed under Item 7A of Cadiz’ Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chairman and Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to our Board of Directors.  Based on their evaluation as of June 30, 2008, our Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

Index

Cadiz Inc

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

Our 2008 annual meeting was held on May 9, 2008.  The stockholders took the following actions at the meeting:

1.           Elected Messrs. Keith Brackpool, Stephen J. Duffy, Geoffrey Grant, Winston H. Hickox, Murray H. Hutchison and Timothy J. Shaheen to the Company's Board of Directors.  Mr. Brackpool was elected by the vote of 7,115,969 shares in favor and 381,298 withheld and no broker non-votes.  Mr. Duffy was elected by the vote of 6,148,993 shares in favor and 1,348,274 withheld and no broker non-votes.  Mr. Grant was elected by the vote of 6,236,072 shares in favor and 1,261,195 withheld and no broker non-votes.  Mr. Hickox was elected by the vote of 7,027,589 shares in favor and 469,678 withheld and no broker non-votes.  Mr. Hutchison was elected by the vote of 6,147,554 shares in favor and 1,349,713 withheld and no broker non-votes.  Mr. Shaheen was elected by the vote of 6,235,974 shares in favor and 1,261,293 withheld and no broker non-votes.

Mr. Raymond J. Pacini serves as a director of the Company by designation under our credit agreement with our senior secured lenders, and thus was not subject to election at the annual meeting.

2.           Ratified the selection by our Board of Directors of PricewaterhouseCoopers LLP to continue as our independent certified public accountants for fiscal year 2008 by a vote of 7,480,352 in favor and 11,984 against, with 4,931 abstaining and no broker non-votes.

Index

Cadiz Inc

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

Index

Cadiz Inc

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cadiz Inc.

By:	/s/ Keith Brackpool	Date	August 6, 2008
Keith Brackpool
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ O’Donnell Iselin II	Date	August 6, 2008
O’Donnell Iselin II,
Chief Financial Officer and Secretary
(Principal Financial Officer)