Form 10-Q
period 2008-09-30
CADIZ INC
filed 2008-11-10
CIK 727273

United States
Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[√]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2008

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

Yes___  No    √

As of November 3, 2008, the Registrant had 11,958,210 shares of common stock, par value $0.01 per share, outstanding.

i

Cadiz Inc.

Index

ii

Cadiz Inc.

Consolidated Statements of Operations (Unaudited)

	For the Three Months
	Ended September 30,
($ in thousands except per share data)	2008	2007

Revenues	$247	$6

Costs and expenses:
Cost of sales	192	-
General and administrative	2,349	3,284
Depreciation	87	121

Total costs and expenses	2,628	3,405

Operating loss	(2,381)	(3,399)

Other income (expense)
Interest expense, net	(1,103)	(818)
Other (expense), net	(1,103)	(818)

Loss before income taxes	(3,484)	(4,217)
Income tax provision	2	1

Net loss	$(3,486)	$(4,218)

Net loss applicable to common stock	$(3,486)	$(4,218)

Basic and diluted net loss per common share	$(0.29)	$(0.35)

Basic and diluted weighted average shares outstanding	11,958	11,906

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Operations (Unaudited)

	For the Nine Months
	Ended September 30,
($ in thousands except per share data)	2008	2007

Revenues	$280	$363

Costs and expenses:
Cost of sales	209	348
General and administrative	8,845	6,415
Depreciation	256	197

Total costs and expenses	9,310	6,960

Operating loss	(9,030)	(6,597)

Other income (expense)
Interest expense, net	(3,127)	(2,346)
Other income (expense), net	(3,127)	(2,346)

Loss before income taxes	(12,157)	(8,943)
Income tax provision	6	9

Net loss	$(12,163)	$(8,952)

Net loss applicable to common stock	$(12,163)	$(8,952)

Basic and diluted net loss per common share	$(1.02)	$(0.76)

Basic and diluted weighted average shares outstanding	11,957	11,825

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
($ in thousands)	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$2,732	$8,921
Accounts receivable	202	20
Inventories	459	13
Prepaid expenses and other	581	203

Total current assets	3,974	9,157

Property, plant, equipment and water programs, net	35,868	36,032
Goodwill	3,813	3,813
Other assets	522	570

Total Assets	$44,177	$49,572

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$440	$408
Accrued liabilities	866	744
Current portion of long term debt	9	9

Total current liabilities	1,315	1,161

Long-term debt	32,814	29,652

Total Liabilities	34,129	30,813

Commitments and contingencies

Stockholders’ equity:
Common stock - $.01 par value; 70,000,000 shares
authorized; shares issued and outstanding – 11,958,210 at
September 30, 2008 and 11,903,611 at December 31, 2007	120	119
Additional paid-in capital	257,434	253,983
Accumulated deficit	(247,506)	(235,343)
Total stockholders’ equity	10,048	18,759

Total Liabilities and Stockholders’ equity	$44,177	$49,572

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statement of Cash Flows (Unaudited)
	For the Nine Months
	Ended September 30,
($ in thousands except per share data)	2008	2007

Cash flows from operating activities:
Net loss Adjustments to reconcile net loss to	$(12,163)	$(8,952)
net cash used for operating activities:
Depreciation	256	197
Amortization of debt discount & issuance costs	1,718	1,382
Interest expense added to loan principal	1,507	1,428
Compensation charge for stock awards and share options Changes in operating assets and liabilities:	3,451	1,549
Decrease (increase) in accounts receivable	(182)	272
Decrease (increase) in inventories	(446)	(10)
Decrease (increase) in prepaid expenses and other	(378)	(55)
Increase (decrease) in accounts payable	32	80
Increase (decrease) in accrued liabilities	122	902
Net cash used for operating activities	(6,083)	(3,207)

Cash flows from investing activities:
Investment in marketable securities	-	(8,775)
Additions to property, plant and equipment	(92)	(990)
Other	(7)	(250)

Net cash used by investing activities	(99)	(10,015)

Cash flows provided by (used by) financing activities:
Net proceeds from exercise of stock options	-	140
Net proceeds from exercise of warrants	-	5,031
Debt issuance costs	-	-
Principal payments on long-term debt	(7)	(6)

Net cash provided by (used by) financing activities	(7)	5,165

Net increase (decrease) in cash and cash equivalents	(6,189)	(8,057)

Cash and cash equivalents, beginning of period	8,921	10,397

Cash and cash equivalents, end of period	$2,732	$2,340

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statement of Stockholders' Equity (Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of December 31, 2007	11,903,611	$119	$253,983	$(235,343)	$18,759

Stock awards	54,599	1	-	-	1

Stock based compensation expense	-	-	3,451	-	3,451

Net loss	-	-	-	(12,163)	(12,163)

Balance as of September 30, 2008	11,958,210	$120	$257,434	$(247,506)	$10,048

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2007.  The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of results for the entire fiscal year ended December 31, 2008.

Basis of Presentation

The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $12.2 million for the nine months ended September 30, 2008 and $9.0 million for the nine months ended September 30, 2007.  The Company had working capital of $2.7 million at September 30, 2008 and used cash in operations of $6.1 million for the nine months ended September 30, 2008 and $3.2 million for the nine months ended September 30, 2007.  Currently, the Company's sole focus is the development of its land and water assets.

In June 2006, the Company raised $36.4 million through the private placement of a five year zero coupon convertible term loan with Peloton Partners LLP (“Peloton”), as administrative agent, and an affiliate of Peloton and another investor, as lenders (the “Term Loan”).  The proceeds of the new term loan were partially used to repay the Company’s prior term loan facility with ING Capital LLC (“ING”).  On April 16, 2008, the Company was advised that Peloton’s interest in the Term Loan has been assigned to an affiliate of Lampe, Conway & Company LLC (“Lampe Conway”), and Lampe Conway subsequently replaced Peloton as administrative agent of the loan.

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

The Company’s current resources do not provide the capital necessary to fund a water or real estate development project on its land holdings or to fund its operating expenses until the Company begins to receive revenues from its projects.  There can be no assurance that additional financing (public or private) will be available on acceptable terms or at all.  If the Company issues additional equity or equity linked securities to raise funds, the ownership percentage of the Company’s existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  If the Company cannot raise needed funds, it might be forced to make substantial reductions in its operating expenses, which could adversely affect its ability to implement its current business plan and ultimately its viability as a company.

The Chapter 11 Reorganization Plan of the Company’s Sun World International Inc. subsidiary (“Sun World”) became effective in 2005, and the Company has no further liabilities related to the business or operations of Sun World.  Subsequent to the effective date of the Chapter 11 reorganization plan of Sun World, the Company’s primary activities are limited to the development of its water resources and real estate assets.  From the effective date of the reorganization plan through September 30, 2008, the Company has incurred losses of approximately $44.9 million and used cash in operations of $18.2 million.

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

Inventories

Inventories consist of crops under cultivation at the Cadiz Ranch.  Inventories are valued at the lower of cost or market.  Costs for finished goods, which include the cost of carry-over crops from the previous year, are valued at weighted-average actual cost.  Weighted-average actual cost includes field growing, harvesting, processing and storage costs.  September 30, 2008 inventories included $164 thousand of finished goods and $295 thousand of work in process.

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

See Note 2 to the Consolidated Financial Statements included in the Company’s Form 10-K for further discussion of the Company’s accounting policies.

NOTE 2 - PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

Property, plant, equipment and water programs consist of the following (in thousands):

	September 30,	December 31,
	2008	2007

Land and land improvements	$21,998	$21,998
Water programs	14,274	14,274
Buildings	1,161	1,161
Leasehold Improvements	570	570
Furniture & Fixtures	407	334
Machinery and equipment	852	807
Construction in progress	-	27
	39,262	39,171

Less accumulated depreciation	(3,394)	(3,139)

	$35,868	$36,032

Depreciation expense totaled $87 thousand during the three months ended September 30, 2008 and was $121 thousand during the three months ended September 30, 2007.  Depreciation expense totaled $256 thousand and $197 thousand for the nine months ended September 30, 2008 and 2007, respectively.

NOTE 3 – LONG-TERM DEBT

At September 30, 2008 and December 31, 2007, the carrying amount of the Company’s outstanding debt is summarized as follows (dollars in thousands):

	September 30,	December 31,
	2008	2007

Zero coupon secured convertible term loan due June 29, 2011. Interest accruing at 5% per annum until June 29, 2009 and at 6% thereafter	$40,750	$39,244
Other loans	16	22
Debt Discount	(7,943)	(9,605)
	32,823	29,661

Less current portion	9	9

	$32,814	$29,652

Pursuant to the Company’s loan agreements, annual maturities of long-term debt outstanding on September 30, 2008 are as follows:

12 Months Beginning September 30,	$000’s

2008	9
2009	7
2010	-
2011	40,750
2012	-
$40,766

In June 2006, the Company entered into a $36.4 million five year zero coupon convertible term loan with Peloton Partners LLP, as administrative agent for the loan, and with an affiliate of Peloton and another investor, as lenders.  Certain terms of the loan were subsequently amended pursuant to Amendment #1 to the Credit Agreement, which was effective September 29, 2006.  On April 16, 2008, the Company was advised that Peloton had assigned its interest in the loan to an affiliate of Lampe Conway & Company LLC (“Lampe Conway”), and Lampe Conway subsequently replaced Peloton as administrative agent of the loan.

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

At September 30, 2008, the Company was in compliance with its debt covenants under the loan.

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

The Company also granted options to purchase 7,661 common shares at a price of $20.00 per share under the 2007 Management Equity Incentive Plan on July 25, 2007 and options to purchase 10,000 common shares at a price of $18.99 on January 9, 2008.  The options have strike prices that are at or slightly above the fair market value of the Company’s common stock on the date that the grants became effective.  The options have a ten year term with vesting periods ranging from issuance date to two years.  All options have been issued to officers, employees and consultants of the Company.  In August 2008, unexercised options to purchase 20,000 shares were forfeited, and previously recognized expenses related to the unvested portion of these awards was credited against stock based compensation expense in the current period.  Stock compensation expense related these awards that was recognized in prior periods was reversed in the current period.  7,661 of the forfeited options are available for future awards under the terms of the 2007 Management Equity Incentive Program.  In total, options to purchase 365,000 shares were unexercised and outstanding on September 30, 2008 under the two management equity incentive plans.

The Company recognized stock option related compensation costs of $82 thousand and $152 thousand in the nine months ended September 30, 2008 and September 30, 2007, respectively.  2008 stock compensation costs reflect a $66 thousand credit related to 6,666 forfeited options that had not vested.  On September 30, 2008, there was no unamortized compensation expense related to stock options, and no options were exercised during the nine months ended September 30, 2008

Stock Awards to Directors, Officers, Consultants and Employees

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

-
A 400,000 share award, that is available if the trading price of the Company’s stock is at least $28 per share for 10 trading days within any period of 30 consecutive trading days on or before March 12, 2009.  This award would vest in four equal installments on January 1, 2008, January 1, 2009, January 1, 2010 and January 1, 2011.  The trading price condition was not satisfied during the nine months ended September 30, 2008, and no shares were issuable under this grant.

-
A 400,000 share award, that is available if the trading price of the Company’s stock is at least $35 per share for 10 trading days within any period of 30 consecutive trading days on or before March 12, 2009.  This award would also vest in four equal installments on January 1, 2008, January 1, 2009, January 1, 2010 and January 1, 2011.  The trading price condition was not satisfied during the nine months ended September 30, 2008, and no shares were issuable under this grant.

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

The accompanying consolidated financial statements include $3.4 million of stock based compensation expense related to stock based awards in the nine months ended September 30, 2008 and $1.4 million in the nine months ended September 30, 2007.  On September 30, 2008, there was $3.0 million of unamortized compensation expense relating to stock awards.

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

NOTE 6 – INCOME TAXES

As of September 30, 2008, the Company had net operating loss (NOL) carryforwards of approximately $95.5 million for federal income tax purposes and $37.0 million for California state income tax purposes.  Such carryforwards expire in varying amounts through the year 2027.  Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

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

As of September 30, 2008, the Company possessed unrecognized tax benefits totaling approximately $3.3 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.  Additionally, as of that date the Company had accrued approximately $200,000 for state taxes, interest and penalties related to income tax positions in prior returns.  Income tax penalties and interest are classified as general and administrative expenses.  The Company was not subject to any income tax penalties and interest during the nine months ended September 30, 2008.

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

NOTE 7 – NET LOSS PER COMMON SHARE

Basic earnings per share (EPS) is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any, by the weighted-average common shares outstanding.  Options, deferred stock units, warrants, convertible debt, and preferred stock that are convertible into shares of the Company’s common stock were not considered in the computation of diluted EPS because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 2,345,000 and 2,267,000 shares for the three months ended September 30, 2008 and 2007, respectively.  For the nine months ended September 30, 2008 and 2007, weighted averaged shares outstanding would have increased by approximately 2,316,000 and 2,166,000 shares, respectively.

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

The Company’s objective is to realize the highest and best use for these assets.  In 1993, Cadiz acquired permits for up to 9,600 acres of agricultural development in the Cadiz Valley and the withdrawal of more than 1 million acre-feet of groundwater from the aquifer system underlying our Cadiz Valley property.  The Company believes that the location, geology and hydrology of this property is uniquely suited for both agricultural development and the development of a groundwater storage and dry-year supply program to augment the water supplies available to Southern California.

Cadiz Project

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

Regardless of the Metropolitan Board’s actions, the need for new water storage and dry-year supplies has not abated.  The population of California continues to grow, while water supplies are being challenged by drought, lack of infrastructure and environmental protections.  Indeed, California is facing the very real possibility that current and future supplies of water will not be able to meet demand.  In 2007, a federal judge limited deliveries out of California’s State Water Project, reducing Southern California’s water supplies by nearly 30%.  Moreover, cities throughout Southern California have endured extremely dry local conditions in 2007 and 2008, while the Colorado River continues to provide below average deliveries to the State.

As a result of these challenges, water agencies throughout California have publicly announced that they could impose mandatory rationing in 2009 in order to meet anticipated demand.  Policy leaders and lawmakers are also working to improve the State’s water infrastructure, including the pursuit of public financing for new storage and supply projects.

To meet the growing demand for new water storage and supplies, the Company has continued to pursue the implementation of the Cadiz Project.  To that end, most recently, the Company secured a new right-of-way for the Project’s water conveyance pipeline by entering into a lease agreement with the Arizona & California Railroad Company in September 2008.  The agreement allows Cadiz to utilize a portion of the railroad’s right-of-way for the Cadiz Project water conveyance pipeline for a period up to 99 years.  While this pipeline route is significantly more expensive than the route across U.S Bureau of Land Management land that was used in earlier project designs, it is considered to be more environmentally friendly because the railroad right-of-way is already active and disturbed.  See Liquidity and Capital Resources – Certain Known Contractual Obligations.

Cadiz will continue processing necessary permit applications with the County of San Bernardino in order to complete the CEQA environmental review, obtain necessary permits for construction and operation of the Project under California law and include information about the new railroad right of way.  Additionally, the Company is in discussions with several other public agencies and a water utility regarding their interest in participating in the Cadiz Project.

Metropolitan Lawsuit

Following Metropolitan’s actions in 2002, the Company also filed a claim and lawsuit against Metropolitan seeking compensatory damages for the agency’s actions.  It is the Company’s position that Metropolitan’s actions breached various contractual and fiduciary obligations to the Company and interfered with the economic advantage it would have obtained from the Cadiz Project.  The initial claim was filed in April 2003.  When settlement negotiations failed to produce a resolution, the Company filed a lawsuit against Metropolitan in Los Angeles Superior Court on November 17, 2005.  On October 19, 2007, the Court issued a ruling on Motions for Summary Judgment/Adjudication that upheld the Company’s claim for breach of fiduciary duty and dismissed the other four contractual and related claims.

In April, 2008, the Court ordered that the parties attend a mandatory settlement conference.  The parties failed to reach an agreement through the settlement conference process, and, in September 2008, Metropolitan filed a motion for judgment on the pleadings against the Company's claim for breach of fiduciary duty citing to a July 31, 2008 decision by the California Supreme Court ( Miklosy v. Regents of the University of California ).  On October 7, 2008, the Court issued a tentative ruling granting Metropolitan’s motion and indicated that the court agreed with Metropolitan’s argument that any breach of duty alleged in the Company’s complaint was subject to statutory immunity, such that, even if Metropolitan did breach its duty in failing to accept the Right of Way or refusing to certify the FEIR, Metropolitan would have no liability as a governmental entity.  At a subsequent hearing on November 5, the Court heard oral arguments for both parties and issued a final ruling granting the Company’s motion to amend its complaint in response to the immunity contention.

Other Development Opportunities

In addition to agriculture and water development, the Company’s land holdings may be suitable for other types of development, including alternative energy. There is currently great interest in building alternative energy facilities to reduce greenhouse gas emissions and the consumption of imported fossil fuels. The desert location and topography of the Company’s properties make several sites attractive for such a development. A particular advantage to the Company is the availability of the water supply needed by solar thermal power plant designs.

Over the longer term, the Company believes that population growth in nearby desert communities in Southern California, Nevada and Arizona will resume and that, in time, the economics of commercial and residential development on the Company’s properties will also become attractive.

The Company remains committed to its land and water assets and will continue to explore all opportunities for development of these assets.  The Company cannot predict with certainty which of these development initiatives will ultimately be realized.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

We have not received significant revenues from our water resource activity to date.  As a result, we have historically incurred a net loss from operations.  We had revenues of $247 thousand for the three months ended September 30, 2008 and $6 thousand for the three months ended September 30, 2007.  We incurred a net loss of $3.5 million in the three months ended September 30, 2008 compared with a $4.2 million net loss during the three months ended September 30, 2007.  The lower loss in the 2008 period is primarily due to lower general and administrative expenses, including legal expenses related to the Company’s lawsuit against the Metropolitan Water District of Southern California and lower non-cash stock compensation expenses related to awards under the Company’s 2007 Management Equity Incentive Plan.

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

We conduct farming operations on our properties in the Cadiz and Fenner Valleys.  In 2007, we farmed 260 acres of lemon groves and leased 700 acres of vineyards to a grower for $12,000.  The grower was responsible for all cultivation and maintenance expenses associated with the leased acreage.  We did not renew the vineyard lease for the 2008 growing season, and we are farming an additional 160 acres of vineyards to raisins in 2008.  As a result, we expect that 2008 agricultural revenues and expenses will be higher than in the prior year period.  We are removing approximately 540 acres of grape vines that have reached the end of their productive lives and are evaluating several options for redeveloping this acreage.

Revenues  Cadiz had revenues of $247 thousand for the three months ended September 30, 2008, compared with $6 thousand for the three months ended September 30, 2007.  The increase in 2008 was primarily due to $244 thousand of revenues related to the sale of raisins grown at the Cadiz Ranch.  There were no comparable revenues in 2007 because the Company’s vineyards were leased to a grower.

General and Administrative Expenses General and administrative expenses during the three months ended September 30, 2008 totaled $2.3 million compared to $3.3 million for the three months ended September 30, 2007.  Non-cash compensation costs for stock and option awards are included in General and Administrative Expenses.

Compensation costs from stock and option awards for the three months ended September 30, 2008 were $907 thousand, compared with $1.5 million for the three months ended September 30, 2007.  The Company’s share based compensation plans include the 2007 Management Equity Incentive Plan, the 2003 Management Equity Incentive Plan and the Outside Director Compensation Plan.  The lower expense in the current quarter reflects the vesting schedule of 2007 Management Equity Incentive Plan stock awards that became effective in July 2007.  Shares and options issued under the Plans vest over varying periods from the date of issue to January 2011.  See Notes to the Consolidated Financial Statements: Note 5 – Stock Based Compensation Plans and Warrants.

Other General and Administrative Expenses, exclusive of stock based compensation costs, totaled $1.4 million in the three months ended September 30, 2008 and $1.8 million in the three months ended September 30, 2007.  The decrease in expenses was primarily due to lower expenses related to the Company’s lawsuit against the Metropolitan Water District of Southern California.

Depreciation Depreciation expense for the three months ended September 30, 2008 and 2007 totaled $87 thousand and $121 thousand, respectively.  Depreciation expense for the quarter ended September 30, 2007 reflected adjustments to the expected useful lives of certain machinery and equipment assets.

Interest Expense, net  Net interest expense totaled $1.1 million during the three months ended September 30, 2008, compared with $818 thousand during the same period in 2007.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	September 30,
	2008	2007

Interest on outstanding debt	$514	$490
Amortization of financing costs	20	16
Amortization of debt discount	586	471
Interest income	(17)	(159)

	$1,103	$818

The increase in net interest expense is primarily due to the amortization of the debt discount related to certain derivatives embedded to the new senior secured convertible term loan.  2008 interest income decreased to $17 thousand from $159 thousand in the prior year, due to lower cash balances, lower short-term interest rates and a more conservative investment policy.  See Notes to the Consolidated Financial Statements: Note 3 – Long-term Debt.

Income Taxes  Income tax expense for the three months ended September 30, 2008 was $2 thousand, compared with $1 thousand of income tax expense during the three months ended September 30, 2007.  See Note 6 of the Notes to the Consolidated Financial Statements – Income Taxes.

Nine months Ended September 30, 2008 Compared to Nine months Ended September 30, 2007

We had revenues of $280 thousand for the nine months ended September 30, 2008 and $363 thousand for the nine months ended September 30, 2007.  We incurred a net loss of $12.2 million in the nine months ended September 30, 2008, compared with a $9.0 million net loss during the nine months ended September 30, 2007.  The higher loss in the 2008 period primarily related to higher non-cash expenses related to stock and option awards and higher expenses related to the Company’s lawsuit against the Metropolitan Water District of Southern California.

Revenues  Cadiz had revenues of $280 thousand for the nine months ended September 30, 2008 and $363 thousand for the nine months ended September 30, 2007.  Lower revenues resulted primarily from the smaller 2007-08 lemon harvest, which did not continue into the first quarter of 2008.  2007-08 crop yields were lower than the prior year due to freezing weather during the first quarter of 2007.  2007-08 lemon harvesting activities were largely complete at the end of December 2007, and harvesting and marketing activities did not produce the revenues in the first quarter of 2008, as is normally the case.

Lower 2008 lemon revenues were partially offset by revenues from the sale of raisins.  The Company farmed an organic raisin crop on 160 acres of its vineyards in 2008.  The Company's vineyards were leased to a grower for the 2007 crop year, so there were no comparable revenues during the 2007 period.

Cost of Sales  Cost of Sales totaled $209 thousand during the nine months ended September 30, 2008 and $348 thousand during the nine months ended September 30, 2007.  The lower cost of sales in 2008 reflects lower 2007-08 lemon harvesting and processing costs due to lower crop yields, partially offset by costs associated with the 2008 raisin crop.  The Company’s vineyards were leased to a grower during the 2007 crop year, so no raisin cultivation expenses were incurred during the 2007 period.

General and Administrative Expenses General and administrative expenses during the nine months ended September 30, 2008 totaled $8.8 million compared to $6.4 million for the nine months ended September 30, 2007.  Non-cash compensation costs for stock and option awards are included in General and Administrative Expenses.

Compensation costs from stock and option awards for the nine months ended September 30, 2008 were $3.4 million, compared with $1.5 million for the nine months ended September 30, 2007.  The Company’s share based compensation plans include the 2007 Management Equity Incentive Plan, the 2003 Management Equity Incentive Plan and the Outside Director Compensation Plan.  The higher expense in the current year primarily reflects the new 2007 Management Equity Incentive Plan stock awards that became effective in July 2007.  Shares and options issued under the Plans vest over varying periods from the date of issue to January 2011.  See Notes to the Consolidated Financial Statements: Note 5 – Stock Based Compensation Plans and Warrants.

Other General and Administrative Expenses, exclusive of stock based compensation costs, totaled $5.4 million in the nine months ended September 30, 2008, compared with $4.9 million for the nine months ended September 30, 2007.  The increase in expenses is primarily due to higher legal expenses related to the Company’s lawsuit against the Metropolitan Water District of Southern California.

Depreciation Depreciation expense for the nine months ended September 30, 2008 and 2007 totaled $256 thousand and $197 thousand, respectively.  The higher expenses relate to 2007 and 2008 capital expenditures

Interest Expense, net  Net interest expense totaled $3.1 million during the nine months ended September 30, 2008, compared to $2.3 million during the same period in 2007.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Nine months Ended
	September 30,
	2008	2007

Interest on outstanding debt	$1,507	$1,428
Amortization of financing costs	56	45
Amortization of debt discount	1,662	1,337
Interest income	(98)	(464)

	$3,127	$2,346

The increase in net interest expense is primarily due the amortization of the debt discount related to certain derivatives embedded to the new senior secured convertible term loan.  2008 interest income decreased to $98 thousand from $464 thousand in the prior year, due to lower cash balances, lower short-term interest rates and a more conservative investment policy.  See Notes to the Consolidated Financial Statements: Note 3 – Long-term Debt.

Income Taxes  Income tax expense for the nine months ended September 30, 2008 was $6 thousand, compared with $9 thousand of income tax expense during the nine months ended September 30, 2007.  See Note 6 of the Notes to the Consolidated Financial Statements – Income Taxes.

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

The debt covenants associated with the loan were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At September 30, 2008, the Company was in compliance with its debt covenants.

The Term Loan provided us with $9.3 million of additional working capital and deferred all interest payments until the June 29, 2011 final maturity date.  Furthermore, the Term Loan permits us to retain any proceeds received from the issuance of common stock including common stock issued pursuant to the exercise of stock options and warrants.

On April 16, 2008, the Company was advised that Peloton had assigned its interest in the Term Loan to an affiliate of Lampe Conway & Company LLC (“Lampe Conway”), and Lampe Conway subsequently replaced Peloton as administrative agent of the loan.

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

As we continue to actively pursue our business strategy, additional financing will be required.  See “Outlook”, below.  The covenants in the Term Loan do not prohibit our use of additional equity financing and allow us to retain 100% of the proceeds of any equity financing.  We do not expect the loan covenants to materially limit our ability to finance our water development activities.

Cash Used for Operating Activities.  Cash used for operating activities was $6.1 million for the nine months ended September 30, 2008, as compared to $3.2 million for the nine months ended September 30, 2007.  The cash was primarily used to fund general and administrative expenses related to the Company’s water development efforts, including legal costs associated with the Company’s lawsuit against the Metropolitan Water District of Southern California.  As discussed in the Overview, the Company is incurring significant litigation expenses related to this lawsuit, and we expect that these costs will decline when the matter is resolved.  The Company also incurred higher farming costs at the Cadiz Ranch.  The Company is farming a raisin crop in 2008 that had been leased to a grower during 2007.

Cash Used for Investing activities.  During the nine months ended September 30, 2008, net cash flow used for investing activities was $99 thousand, compared with $10.0 million in the prior year period.  The 2007 period included $8.8 million of short-term investments in student loan backed auction rate preferred securities, which are not considered cash equivalents.  These investments were liquidated during the fourth quarter of 2007, and there were no losses associated with the sale of these securities.  Capital expenditures declined $898 thousand.  2007 capital expenditures included certain leasehold improvements, furniture and data processing equipment expenditures related to the relocation of the Company’s corporate offices.  Other assets include restricted cash deposits to secure letters of credit and purchasing card credit lines.

Cash Provided by (Used for) Financing Activities.  Cash used for financing activities totaled $7 thousand for the nine months ended September 30, 2008, compared with $5.2 million of cash provided by financing activities in the nine months ended September 30, 2007.  The 2007 results reflect $5.2 million of net proceeds from the exercise of warrants to purchase 335,440 shares of our common stock for $15.00 per share and the exercise of options to purchase 10,000 shares of our common stock for $13.95 per share by an employee.

Outlook

Short Term Outlook.  Cash and cash equivalents were $2.7 million on September 30, 2008, compared with a $8.9 million balance on December 31, 2007.  Cash expenditures for the nine months ending September 30, 2008 included significant legal and consulting expenses to prepare our lawsuit against Metropolitan for trial and a seasonal investment in crops under cultivation at the Cadiz Ranch.

Additional working capital will be needed within the next twelve months to continue funding our development activities at optimum levels.  The Company is exploring different financing options.  It is the intention of the Company to structure any new financing in a manner consistent with our historical practice of meeting the anticipated needs of our development activities while minimizing the dilution of the equity interests of our current stockholders.  See "Long Term Outlook", below.  No assurances can be given, however, as to the availability or terms of any new financing.

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

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements – Description of Business and Summary of Significant Accounting Policies.

Certain Known Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	After 5 years

Long term debt obligations	$40,766	$9	$7	$40,750	$-
Interest Expense	8,018	1	-	8,017	-
Operating leases	1,164	372	608	184	-
	$49,948	$382	$615	$48,951	$-

On September 17, 2008, the Company entered into a lease agreement with the Arizona and California Railroad Company (“ACR”).  Under the terms of the lease, the Company can access an area of property along ACR’s right-of-way from the vicinity of the Iron Mountain Pumping Plan on the Colorado River Aqueduct to the point where ACR’s rail line crosses the Company’s properties in the Cadiz and Fenner Valleys.  The lease agreement provides an initial design term that runs from lease inception to March 6, 2011.  Rent for the initial design term is $250 thousand and was due at lease inception.  The design term can be extended for an additional 2 years in return for a second $250 thousand rental payment.

The agreement includes an additional term for the construction and operation of a water conveyance pipeline.  The construction and operation term would commence pursuant to a notice from the Company to ACR and ends on September 17, 2107.  The initial rent payment for the construction and operation term is due prior to the commencement of any construction activity.  Total rental payments due over the construction and operation term vary from $5 million to $6 million, depending on when the term commences.  The lease terminates if the construction and operation term does not commence on or before March 6, 2013.  At the end of the lease, the Company must restore the property to the satisfaction of the chief engineer of ACR, including the potential removal of any pipeline facilities constructed by the Company on the property.

ITEM 3.                      Quantitative and Qualitative Disclosures about Market Risk

Information about market risks for the nine months ended September 30, 2008 does not differ materially from that discussed under Item 7A of Cadiz’ Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.                      Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chairman and Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to our Board of Directors.  Based on their evaluation as of September 30, 2008, our Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

See “Legal Proceedings” included in the Company’s latest Form 10-K, the Form 8-K Current Report filed on April 21, 2008, the Form 8-K Current Report filed on May 6, 2008, the Form 8-K Current Report filed on September 8, 2008, and the Form 8-K Current Report filed on October 8, 2008, for a complete discussion.

ITEM 1A.	Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matter to a Vote of Security Holders

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

10.1	Longitudinal Lease Agreement (“Agreement”) dated September 17, 2008 between Arizona & California Railroad Company and Cadiz Real Estate, L.L.C.

31.1	Certification of Keith Brackpool, Chairman and Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of O’Donnell Iselin II, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Keith Brackpool, Chairman and Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of O'Donnell Iselin II, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cadiz Inc.

By:	/s/ Keith Brackpool	November 10, 2008
	Keith Brackpool	Date
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ O'Donnell Iselin II	November 10, 2008
	O'Donnell Iselin II	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)