Form 10-K
period 2008-12-31
CADIZ INC
filed 2009-03-11
CIK 727273

united states
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-K

[√]           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2008

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

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in rule 405 under the Securities Act of 1933.
Yes ___  No _√_

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
Yes___  No _√_

 The aggregate market value of the common stock held by nonaffiliates as of June 30, 2008 was approximately $182,690,120 based on 11,333,134 shares of common stock outstanding held by nonaffiliates and the closing price on that date.  Shares of common stock held by each executive officer and director and by each entity that owns more than 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 3, 2009, the Registrant had 12,510,236 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant's definitive Proxy Statement to be filed for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.  The Registrant is not incorporating by reference any other documents within this Annual Report on Form 10-K except those footnoted in Part IV under the heading “Item 15. Exhibits, Financial Statement Schedules.

i

TABLE OF CONTENTS

ii

Cadiz Inc.

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

Overview

    Our primary assets consist of 45,000 acres of land in three areas of eastern San Bernardino County, California.  Virtually all of this land is underlain by high-quality groundwater resources that are suitable for a variety of water storage and supply programs.  The advantages of underground water storage relative to surface storage include minimal surface environmental impacts, low capital investment, and minimal evaporative water loss. The properties are located in proximity to the Colorado River and the Colorado River Aqueduct, the major source of imported water for Southern California.

    The value of these assets derives from a combination of projected population increases and limited water supplies throughout Southern California.  California is facing the very real possibility that current and future supplies of water will not be able to meet demand.  Water agencies throughout California have publicly announced that they could impose mandatory rationing in 2009 in order to meet anticipated demand.  In addition, most of the major population centers in Southern California are not located where significant precipitation occurs, requiring the importation of water from other parts of the state.  As a result, we believe that a competitive advantage exists for companies that can provide high-quality, reliable, and affordable water to major population centers.

    Our objective is to realize the highest and best use for these assets in an environmentally responsible way.  We believe this can best be achieved through a combination of water storage and supply, the production of renewable energy, and sustainable agricultural development.

(a)        General Development of Business

    We are a Delaware corporation formed in 1992 to act as the surviving corporation in a Delaware reincorporation merger with Pacific Agricultural Holdings, Inc., a California corporation formed in 1983.

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

    In 1993, we secured permits for up to 9,600 acres of agricultural development in the Cadiz Valley and the withdrawal of more than 1 million acre-feet of groundwater from the underlying aquifer system. Once the agricultural development was underway, we also identified that the location, geology, and hydrology of this property is uniquely suited for both agricultural development and the development of an aquifer storage, recovery, and dry-year supply project to augment the water supplies available to Southern California.

    In 1997, we entered into the first of a series of agreements with The Metropolitan Water District of Southern California (“Metropolitan”) to jointly design, permit, and build such a project (the “Cadiz Project” or “Project”).  In general, several elements are needed to complete the development: (1) Federal and state environmental permits; (2) a pipeline right-of-way from the Colorado River Aqueduct to the project area; (3) a storage and supply agreement with one or more public water agencies or private water utilities; and (4) construction and working capital financing.  Between 1997 and 2002, we and Metropolitan received substantially all of the state and federal approvals required for the permits necessary to construct and operate the project, including a Record of Decision (“ROD”) from the U.S. Department of the Interior, which endorsed the Cadiz Project and offered a right-of-way for construction of Project facilities.

    In October 2002, Metropolitan’s staff brought the right-of-way matter before the Metropolitan Board of Directors.  By a very narrow margin, the Metropolitan Board voted not to accept the right-of-way grant and not to proceed with the Project.  See “Narrative Description of Business” below.

    In April 2003, we filed a claim against Metropolitan seeking compensatory damages.   When settlement negotiations failed to produce a resolution, we filed a lawsuit against Metropolitan in Los Angeles Superior Court on November 17, 2005 seeking compensatory damages for a breach of various contractual and fiduciary obligations to us, and interference with the economic advantage we would have obtained from the Cadiz Project.  In October 2008, the presiding Superior Court Judge held that any breach of duty that may have been committed by Metropolitan is subject to the bar of Government immunity and thus there would be no liability.  Following the ruling, we were granted leave to amend our claim against Metropolitan.  On February 11, 2009, we and Metropolitan agreed to settle our differences and dismissed all outstanding claims remaining against each other.  See Item 3, “Legal Proceedings”.

    In order to continue to fund our working capital requirements, we refinanced our long term debt in June 2006 with a $36.4 million zero coupon senior secured convertible term loan that matures in June 2011.  Additionally, in December 2008, we completed a private placement (the “Placement”) to raise an additional $5.2 million, which, when used together with the cash resources on hand, will allow us to continue to fund our development activities. These transactions are described in more detail in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

(b)        Financial Information about Industry Segments

    Our primary business is to acquire and develop land and water resources.  Our agricultural operations are confined to limited farming activities at the Cadiz Valley property.  As a result, our financial results are reported in a single segment.  See Consolidated Financial Statements.  See also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

(c)        Narrative Description of Business

    Our business strategy is the development of our land holdings for their highest and best uses.  At present, our development activities are focused on water resource, agricultural and renewable energy development.

Water Resource Development

    Our portfolio of water resources is located in proximity to the Colorado River and the Colorado River Aqueduct, the principal source of imported water for Southern California, and provides us with the opportunity to participate in a variety of water storage and supply programs, exchanges, and conservation programs with public agencies and other partners.

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

    In 1997, we commenced discussions with Metropolitan in order to develop a joint venture groundwater storage and dry-year supply program on this land (the “Cadiz Project”).  The Cadiz Project would provide Southern California with a valuable increase in water supply during periods of drought or other emergencies.  Additionally, exchange agreements could be used to transfer water from the Cadiz Project to California communities in the Central and Northern portions of the Sate.

    During wet years, surplus water from the Colorado River would be stored in the aquifer system that underlies the Cadiz property.  During dry years, the stored water and indigenous groundwater could be returned to the Colorado River Aqueduct for distribution to water agencies throughout six Southern California counties.  The Colorado River Aqueduct provides water to public water agencies and utilities serving approximately 18 million people.

    Cadiz Project facilities would include, among other things:

•	Spreading basins, which are shallow ponds that percolate water from the ground surface down to the water table;

•	High yield wells designed to efficiently extract stored Colorado River water and indigenous groundwater from beneath the Cadiz Project area;

•	A 42-mile conveyance pipeline to connect the spreading basins and well field to the Colorado River Aqueduct near the Iron Mountain pumping plant; and

•	A pumping plant to pump water through the conveyance pipeline from the Colorado River Aqueduct near the Iron Mountain pumping plant to the Cadiz Project spreading basins.

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

    With all federal approvals in place, on October 8, 2002, Metropolitan’s Board considered acceptance of the terms and conditions of the right-of-way grant pursuant to the published ROD.  By a very narrow margin, the Board voted not to adopt Metropolitan staff’s recommendation to approve the terms and conditions of the right-of-way grant issued by the Department of the Interior.  Instead, the Board voted for an alternative motion to reject the terms and conditions of the right-of-way grant and to not proceed with the Cadiz Project.  Subsequent to the Metropolitan Board’s action, negotiations toward a final agreement for the Cadiz Project on the basis of the previously approved definitive economic terms ceased.  See Item 3 , “Legal Proceedings”.

    Meanwhile, the need for new water storage and dry-year supplies has not abated.  The population of California continues to grow rapidly, while water supplies are being challenged by drought, lack of infrastructure and environmental protections.  Indeed, California is facing the very real possibility that current and future supplies of water will not be able to meet demand.

    In 2007, a federal judge limited deliveries out of California’s State Water Project, reducing Southern California’s water supply.  This restriction is expected to result in a reduction in water supplies from the State Water Project of 85% in 2009.  Moreover, cities throughout Southern California have endured extremely dry local conditions for more than two years leaving supplies in storage at perilously low levels, while Colorado River deliveries to the State remain at average levels.

    These conditions have greatly challenged California’s water supplies. Water agencies throughout California have publicly announced that they could impose mandatory rationing in 2009 in order to meet anticipated demand.   Policy leaders and lawmakers are also working to improve the State’s water infrastructure, including the pursuit of public financing for new storage and supply projects.

    To meet the demand for new water storage and supplies, we have continued to pursue the implementation of the Cadiz Project.  To that end, we secured a new right-of-way for the Project’s water conveyance pipeline and electrical powerline by entering into a lease agreement with the Arizona & California Railroad Company in September 2008.  The agreement allows Cadiz to utilize a portion of the railroad’s right-of-way for the Cadiz Project water conveyance pipeline for a period up to 99 years.

    We are currently in discussions with a number of public agencies and water utilities regarding their interest in participating in the Cadiz Project.

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

    Additionally, we own acreage located near Danby Dry Lake, approximately 30 miles southeast of its landholdings in the Cadiz and Fenner valleys.  The Danby Lake property is located approximately 10 miles north of the Colorado River Aqueduct.  Initial hydrological studies indicate that it has excellent potential for an aquifer storage, recovery and supply project.

Agricultural Development

    Within the Cadiz Valley property, 9,600 acres have been zoned for agriculture.  The infrastructure includes seven wells that are interconnected within this acreage, with total annual production capacity of approximately 13,000 acre feet of water.  Additionally, there are housing and kitchen facilities that support up to 300 employees.  The underlying groundwater, fertile soil, and desert temperatures are well suited for a wide variety of fruits and vegetables.

    Permanent crops currently in production include 160 acres of certified organic vineyards and 260 acres of lemons.  Both of these crops are farmed using sustainable agricultural practices.  Additionally, we recently entered into an agreement with a third party to develop up to another 500 acres of lemons.

    Seasonal vegetable crops are all grown organically and 2009 plantings are expected to include squash, corn, and beans.

Renewable Energy and Other Development Opportunities

    In addition to the projects described above, we believe our landholdings are suitable for other types of development, including solar energy generation.  Both federal and state initiatives support alternative energy facilities to reduce greenhouse gas emissions and the consumption of imported fossil fuels. The locations, topography, and proximity of our properties to utility corridors are well-suited for solar energy generation. An additional advantage we can offer is the availability of the water supply needed by solar thermal power plant designs.  We are engaged in on-going discussions with energy companies interested in utilizing our landholdings for various types of solar energy development.

    Over the longer term, we believe that population growth in nearby desert communities in Southern California, Nevada and Arizona will resume and that, in time, the economics of commercial and residential development on our properties will also become attractive.

    We remain committed to our land and water assets and will continue to explore all opportunities for development of these assets.  We cannot predict with certainty which of these development initiatives will ultimately be realized.

Seasonality

    Our water resource development activities are not seasonal in nature.

    Our farming operations are limited to the cultivation of lemons and grapes/raisins and spring plantings of vegetables on the Cadiz Valley properties.  These operations are subject to the general seasonal trends that are characteristic of the agricultural industry.

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

Employees

    As of December 31, 2008, we employed 10 full-time employees (i.e. those individuals working more than 1,000 hours per year).  We believe that our employee relations are good.

Regulation

    Our operations are subject to varying degrees of federal, state and local laws and regulations.  As we proceed with the development of our properties, including the Cadiz Project, we will be required to satisfy various regulatory authorities that we are in compliance with the laws, regulations and policies enforced by such authorities.  Groundwater development, and the export of surplus groundwater for sale to entities such as public water agencies, is subject to regulation by specific existing statutes, in addition to general environmental statutes applicable to all development projects.  Additionally, we must obtain a variety of approvals and permits from state and federal governments with respect to issues that may include environmental issues, issues related to special status species, issues related to the public trust, and others.  Because of the discretionary nature of these approvals and concerns which may be raised by various governmental officials, public interest groups and other interested parties during both the development and the approval process, our ability to develop properties and realize income from its projects, including the Cadiz Project, could be delayed, reduced or eliminated.

Access To Our Information

    Our annual, quarterly and current reports, proxy statements and other information are filed with the Securities and Exchange Commission (“SEC”) and are available free of charge through our web site, www.cadizinc.com, as soon as reasonably practical after electronic filing of such material with the SEC.

    Our SEC filings are also available to the public at the SEC website at www.sec.gov.  You may also read and copy any document we file at the SEC’s public reference room located at 100 F Street N.E., Washington D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room.

ITEM 1A.  Risk Factors

    Our business is subject to a number of risks, including those described below.

Our Development Activities Have Not Generated Significant Revenues

    At present, our activities are focused on water resource, agricultural, and renewable energy development at our San Bernardino County properties.  We have not received significant revenues from our development activities to date and we do not know when, if ever, we will receive operating revenues sufficient to offset the costs of our development activities.   As a result, we continue to incur a net loss from operations.

We May Never Generate Significant Revenues Or Become Profitable Unless We Are Able To Successfully Implement Programs To Develop Our Land Assets And Related Water Resources

    We do not know the terms, if any, upon which we may be able to proceed with our water and other development programs.  Regardless of the form of our water development programs, the circumstances under which transfers or storage of water can be made and the profitability of any transfers or storage are subject to significant uncertainties, including the risk of variable water supplies and changing water allocation priorities.  Additional risks include our ability to obtain all necessary regulatory approvals and permits, possible litigation by environmental or other groups, unforeseen technical difficulties, general market conditions for real estate and water supplies, and the time needed to generate significant operating revenues from such programs after operations commence.

The Development Of Our Properties Is Heavily Regulated, Requires Governmental Approvals And Permits That Could Be Denied And May Have Competing Governmental Interests And Objectives

    In developing our land assets and related water resources, we are subject to local, state, and federal statutes, ordinances, rules and regulations concerning zoning, resource protection, environmental impacts, infrastructure design, subdivision of land, construction and similar matters.  Our development activities are subject to the risk of adverse interpretations or changes to U.S. federal, state and local laws, regulations and policies.  Further, our development activities require governmental approvals and permits that, if denied or granted subject to unfavorable conditions or restrictions, would adversely impact our ability to successfully implement our development programs.

    The opposition of government officials may adversely affect our ability to obtain needed government approvals and permits upon satisfactory terms in a timely manner.  In this regard, federal government appropriations currently preclude spending for any proposal to store water for the purpose of export or for any activities associated with the approval of rights-of-way on lands managed by the Needles Field Office of the Bureau of Land Management.  As a result of the new right-of-way with the Arizona & California Railroad Company, discussed further under “Water Resource Development” above, we do not believe federal approval will be required to implement the Cadiz Project.

    A significant portion of our Cadiz Valley property is included in a study area as part of the Environmental Impact Statement (“EIS”) process for the expansion of the Marine Corp Air Ground Combat Center in Twentynine Palms, California.  Our property is included in one of the five different alternatives that will be studied for the base expansion during the EIS process over the next three years.  If any of the Cadiz Valley landholdings are included in the final expansion area, then we will be entitled to full fair market value compensation for any property taken.

    Additionally, the statutes, regulations and ordinances governing the approval processes provide third parties the opportunity to challenge proposed plans and approvals.  In California, third parties have the ability to file litigation challenging the approval of a project, which they usually do by alleging inadequate disclosure and mitigation of the environmental impacts of the project.  Opposition from environmental groups could cause delays and increase the costs of our development efforts or preclude such development entirely.  While we have worked with representatives of various environmental interests and agencies to minimize and mitigate the impacts of our planned projects, certain groups may remain opposed to our development plans.

Our Failure To Make Timely Payments Of Principal And Interest On Our Indebtedness May Result In A Foreclosure On Our Assets

    As of December 31, 2008, we had indebtedness outstanding to our senior secured lenders of approximately $41.3 million.  Our assets have been put up as collateral for this debt.  If we cannot generate sufficient cash flow to make principal and interest payments on this indebtedness when due, or if we otherwise fail to comply with the terms of agreements governing our indebtedness, we may default on our obligations.  If we default on our obligations, our lenders may sell off the assets that we have put up as collateral.  This, in turn, would result in a cessation or sale of our operations.

The Conversion Of Our Outstanding Senior Indebtedness Into Common Stock Would Dilute The Percentage Of Our Common Stock Held By Current Stockholders

    Our senior indebtedness is convertible into common stock at the election of our lenders.  As of December 31, 2008, our senior indebtedness was convertible into 1,920,323 shares of common stock, an amount equal to approximately 12% of the number of fully-diluted shares of our common stock outstanding as of that date.  An election by our lenders to convert all or a portion of our senior secured indebtedness into common stock will dilute the percentage of our common stock held by current stockholders.

We May Not Be Able To Obtain the Financing We Need To Implement Our Asset Development Programs

    We will require additional capital to finance our operations until such time as our asset development programs produce revenues. We cannot assure you that our current lenders, or any other lenders, will give us additional credit should we seek it.  If we are unable to obtain additional credit, we may engage in further equity financings.  Our ability to obtain equity financing will depend, among other things, on the status of our asset development programs and general conditions in the capital markets at the time funding is sought.  Liquidity in the currently dislocated capital markets has been severely constrained since the beginning of the credit crisis.  Although we currently expect our capital sources to be sufficient to meet our near term liquidity needs, there can be no assurance that our liquidity requirements will continue to be satisfied.  Any further equity financings would result in the dilution of ownership interests of current stockholders.

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

The Cadiz/Fenner Valley Property

    Since 1983, we have acquired approximately 35,000 acres of largely contiguous land in the Cadiz and Fenner Valleys of eastern San Bernardino County, California.  This area is located approximately 30 miles north of the Colorado River Aqueduct.  In 1984, we conducted investigations of the feasibility of agricultural development of this land.  These investigations confirmed the availability of high-quality groundwater in quantities appropriate for agricultural development.

    Additional independent geotechnical and engineering studies conducted since 1985 have confirmed that the Cadiz/Fenner property overlies an aquifer system that is ideally suited for aquifer storage and use of indigenous groundwater, as contemplated in the Cadiz Project.  See Item 1, “Business – Narrative Description of Business – Water Resource Development”.

    In November 1993, the San Bernardino County Board of Supervisors unanimously approved a General Plan Amendment establishing an agricultural land use designation for 9,600 acres in the Cadiz Valley. This action also allows for the withdrawal of more than 1,000,000 acre-feet of groundwater from the aquifer system underlying our property.

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

    Additionally, we own acreage located near Danby Dry Lake, approximately 30 miles southeast of our landholdings in the Cadiz and Fenner Valleys.  Our Danby Lake property is located approximately 10 miles north of the Colorado River Aqueduct.  Initial hydrological studies indicate that it has excellent potential for an aquifer storage, recovery and supply project.

Executive Offices

    We lease approximately 7,200 square feet of office space in Los Angeles, California for our executive offices.  The lease terminates in October 2012.  Current base rent under the lease is approximately $13,000 per month.

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

Debt Secured by Properties

    Our assets have been pledged as collateral for $41.3 million of debt outstanding on December 31, 2008.  Information regarding interest rates and principal maturities is provided in Note 6 to the consolidated financial statements.

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

    In April 2008, the Court ordered that the parties attend a mandatory settlement conference.  The parties failed to reach an agreement through the settlement conference process, and, in September 2008, Metropolitan filed a motion for judgment on the pleadings against our claim for breach of fiduciary duty citing to a July 31, 2008 decision by the California Supreme Court (Miklosy v. Regents of the University of California).  On October 7, 2008, the Court issued a tentative ruling granting Metropolitan’s motion and indicated that the court agreed with Metropolitan’s argument that any breach of duty alleged in our complaint was subject to statutory immunity, such that, even if Metropolitan did breach its duty in failing to accept the Right-of-Way or refusing to certify the FEIR, Metropolitan would have no liability as a governmental entity.  At a subsequent hearing on November 5, the Court heard oral arguments for both parties and issued a final ruling granting our motion to amend our complaint in response to the immunity contention. We filed a third amended complaint on November 26, 2008.  On December 24, 2008, Metropolitan responded by filing a motion for demurrer to the third amended complaint.  On February 11, 2009, we and Metropolitan agreed to settle our differences and dismissed all outstanding claims remaining against each other in a filing with the Superior Court of Los Angeles.

    It was our view that recent developments favorable to us had likely reduced the damages recoverable by us in the action, even had we ultimately prevailed in our claims.  The loss of the right-of-way to convey water between the Colorado River Aqueduct and our Cadiz property had been a cornerstone of our claim for damages in the case.  However, we entered into a 99-year lease agreement in September 2008 with the Arizona and California Railroad Company providing us with an alternative right-of-way for the construction of a conveyance pipeline connecting the Cadiz Project to the Colorado River Aqueduct.

Other Proceedings

    There is no other material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of our stockholders during the fourth quarter of 2008.

PART II

ITEM 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

    Our common stock is currently traded on The NASDAQ Global Market ("NASDAQ") under the symbol "CDZI."  The following table reflects actual sales transactions for the dates that we were trading on NASDAQ, as reported by Bloomberg LP.

	High	Low
Quarter Ended	Sales Price	Sales Price

2007:
March 31	$26.98	$22.01
June 30	$26.13	$20.95
September 30	$23.00	$16.22
December 31	$21.00	$17.02

2008:
March 31	$20.73	$13.81
June 30	$19.57	$15.15
September 30	$20.39	$14.66
December 31	$18.77	$8.45

    On March 3, 2009, the high, low and last sales prices for the shares, as reported by Bloomberg, were $7.87, $7.05, and $7.26, respectively.

    As of March 3, 2009, the number of stockholders of record of our common stock was 176.

    To date, we have not paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.  Our senior secured convertible term loan has covenants that prohibit the payment of dividends.

    On December 24, 2008, we sold 4,302 Units in consideration of consulting services valued at $31.50 per Unit.  These 4,302 Units were identical to the 160,698 Units sold by us in November 2008 for $31.50 in cash per Unit, thereby resulting in our issuance of an aggregate of 165,000 Units during the fourth quarter of 2008.

    The November 2008 sale, each Unit consists of three (3) shares of our common stock and two (2) common stock purchase warrants.  The first Warrant entitles the holder to purchase, commencing 90 days from the date of issuance, one (1) share of common stock at an exercise price of $12.50 per share.  This warrant has a term of one (1) year, but is callable by us commencing six months following completion of this Offering if the closing market price of our common stock exceeds $18.75 for 10 consecutive trading days.  The second Warrant entitles the holder to purchase, commencing 90 days from the date of issuance, one (1) share of common stock at an exercise price of $12.50 per share.  This warrant has a term of three (3) years and is not callable by us.

    The issuance of Units was not registered under the Securities Act of 1933, as amended (the “Securities Act”), but was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act as the transactions did not involve public offerings, the number of investors was limited, the investors were provided with information about us, and we placed restrictions on the resale of the securities.

    All other securities sold by us during the three years ended December 31, 2008, which were not registered under the Securities Act, have previously been reported in our Annual, Quarterly, and Current Reports on Forms 10K, 10-Q and 8K, respectively.

STOCK PRICE PERFORMANCE

    The stock price performance graph below compares the cumulative total return of Cadiz common stock against the cumulative total return of the Standard & Poor’s Small Cap 600 NASDAQ U.S. index and the Russell 2000® index for the past five fiscal years. The graph indicates a measurement point of December 31, 2003, and assumes a $100 investment on such date in Cadiz common stock, the Standard & Poor’s Small Cap 600 and the Russell 2000® indices. With respect to the payment of dividends, Cadiz has not paid any dividends on its common stock, but the Standard & Poor’s Small Cap 600 and the Russell 2000® indices assume that all dividends were reinvested. The stock price performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K into any filing under the Securities Act of 1933, as amended, except to the extent that Cadiz specifically incorporates this graph by reference, and shall not otherwise be deemed filed under such acts.

ITEM 6.  Selected Financial Data

    The following selected financial data insofar as it relates to the years ended December 31, 2008, 2007, 2006, 2005, and 2004, has been derived from our audited financial statements.  The information that follows should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2008 included in Part IV of this Form 10-K.  See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

($ in thousands, except for per share data)

	Year Ended December 31,
	2008	2007	2006	2005	2004
Statement of Operations Data:
Total revenues	$992	$426	$614	$1,197	$47
Net loss	(15,909)	(13,633)	(13,825)	(23,025)	(16,037)
	-	-	-	-	-
	-	-	-	-	-
Net loss applicable to common stock	$(15,909)	$(13,633)	$(13,825)	$(23,025)	$(16,037)
Per share:
Net loss (basic and diluted)	$(1.32)	$(1.15)	$(1.21)	$(2.14)	$(2.32)
Weighted-average common shares outstanding	12,014	11,845	11,381	10,756	6,911

	Year Ended December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:

Total assets	$47,412	$49,572	$50,326	$46,046	$51,071
Long-term debt	$33,975	$29,652	$25,881	$25,883	$25,000
Preferred stock, common stock and additional paid-in capital	$263,658	$254,102	$245,322	$226,852	$209,718
Accumulated deficit	$(251,252)	$(235,343)	$(221,710)	$(207,885)	$(184,860)
Stockholders’ equity	$12,406	$18,759	$23,612	$18,967	$24,858

    On October 20, 2003, we and holders of Series D and Series E Preferred Stock entered into an agreement to exchange all outstanding shares of Series D and Series E Preferred Stock, plus accrued and unpaid dividends, for an aggregate of 400,000 shares of common stock.  Holders of the remaining 100,000 shares of Series F Preferred Stock, which was convertible into our common stock, were only entitled to dividends if common stock dividends are paid.  At the holder’s election, 99,000 shares of Series F Preferred Stock were converted into our common stock in 2004, and the remaining 1,000 shares were converted in 2007.  On December 31, 2008, there were no shares of preferred stock issued or outstanding.

    Common shares issued and outstanding have increased from 10,324,339 in 2004 to 12,453,210 in 2008.  The increase is primarily due to the issuance of shares to investors in private placements, the issuance of shares to investors upon the conversion of preferred stock and warrant exercises, and the issuance of shares to employees, vendors and lenders.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

    In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the following discussion contains trend analysis and other forward-looking statements.  Forward-looking tatements can be identified by the use of words such as "intends", "anticipates", "believes", "estimates", "projects", "forecasts", "expects", "plans" and "proposes".  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements.  These include, among others, our ability to maximize value from our land and water resources and our ability to obtain new financings as needed to meet our ongoing working capital needs.  See additional discussion under the heading "Risk Factors” above.

Overview

    Our operations (and, accordingly, our working capital requirements) relate primarily to our water, agricultural, and renewable energy development activities.

    Our primary asset consists of 45,000 acres of land in three areas of eastern San Bernardino County, California.  Virtually all of this land is underlain by high-quality groundwater resources that are suitable for a variety of water storage and supply programs. The advantages of underground storage relative to surface storage include minimal surface environmental impacts, low capital investment, and minimal evaporative loss.  The properties are located in proximity to the Colorado River and the Colorado River Aqueduct, the major source of imported water for Southern California.

    The value of these assets derives from a combination of projected population increases and limited water supplies throughout Southern California.  California is facing the very real possibility that current and future supplies of water will not be able to meet demand.  Water agencies throughout California have publicly announced that they could impose mandatory rationing in 2009 in order to meet anticipated demand. In addition, most of the major population centers in Southern California are not located where significant precipitation occurs, requiring the importation of water from other parts of the state.  As a result, we believe that a competitive advantage exists for companies that can provide high-quality, reliable, and affordable water to major population centers.

    Our objective is to realize the highest and best use for our assets in an environmentally responsible way.  We believe that this can best be achieved through a combination of water storage and supply, the production of renewable energy, and sustainable agricultural development.

    In 1993, we secured permits for up to 9,600 acres of agricultural development in the Cadiz Valley and the withdrawal of more than 1 million acre-feet of groundwater from the underlying aquifer system. Once the agricultural development was underway, we also identified that the location, geology, and hydrology of this property is uniquely suited for both agricultural development and the development of an aquifer storage, recovery, and dry-year supply project to augment the water supplies available to Southern California.

    In 1997, we entered into the first of a series of agreements with The Metropolitan Water District of Southern California (“Metropolitan”) to jointly design, permit, and build such a project (the “Cadiz Project” or “Project”).  In general, several elements are needed to complete the development: (1) federal and state environmental permits; (2) a pipeline right of way from the Colorado River Aqueduct to the project area; (3) a storage and supply agreement with one or more public water agencies or private water utilities; and (4) construction and working capital financing.  Between 1997 and 2002, we and Metropolitan received substantially all of the state and federal approvals required for the permits necessary to construct and operate the project, including a Record of Decision (“ROD”) from the U.S. Department of the Interior, which endorsed the Cadiz Project and offered a right-of-way for construction of Project facilities.

    In October 2002, Metropolitan’s staff brought the right-of-way matter before the Metropolitan Board of Directors.  By a very narrow margin, the Metropolitan Board voted not to accept the right-of-way grant and not to proceed with the Project.

            In April 2003, we filed a claim against Metropolitan seeking compensatory damages.  When settlement negotiations failed to produce a resolution, we filed a lawsuit against Metropolitan in Los Angeles Superior Court on November 17, 2005 seeking compensatory damages for a breach of various contractual and fiduciary obligations to us, and interference with the economic advantage we would have obtained from the Cadiz Project.  On February 11, 2009, we and Metropolitan agreed to settle our differences and dismissed all outstanding claims remaining against each other.  See Item 3, “Legal Proceedings”.

            Meanwhile, the need for new water storage and dry-year supplies has not abated.  The population of California continues to grow rapidly, while water supplies are being challenged by drought, lack of infrastructure, and environmental protections.  Indeed, California is facing the very real possibility that current and future supplies of water will not be able to meet demand.
In 2007, a federal judge limited deliveries out of California’s State Water Project, reducing Southern California’s water supply. This restriction is expected to result in a reduction in water supplies from the State Water Project of 85% in 2009.  Moreover, cities throughout Southern California have endured extremely dry local conditions for more than two years leaving supplies in storage at perilously low levels, while Colorado River deliveries to the State remain at average levels.  These conditions have greatly challenged California’s water supplies.  Water agencies throughout California have publicly announced that they could impose mandatory rationing in 2009 in order to meet anticipated demand.  Policy leaders and lawmakers are also working to improve the State’s water infrastructure, including the pursuit of public financing for new storage and supply projects.

    To meet the growing demand for new water storage and supplies, we have continued to pursue the implementation of the Cadiz Project.  In December 2008, we completed a private placement (the “Placement”) of 165,000 Units at the price of $31.50 per Unit for proceeds of $5.2 million.  Each Unit consists of three (3) shares of our common stock and two (2) warrants to each purchase common stock.  The Placement, when used together with the cash resources on hand, will allow us to continue to fund our development activities.  See “Liquidity and Capital Resources” below.  We are currently in discussions with a number of public agencies and water utilities regarding their interest in participating in the Cadiz Project.

    In addition to the development projects described above, we believe that our land holdings are suitable for other types of development, including solar energy generation.  Both federal and state initiatives support alternative energy facilities to reduce greenhouse gas emissions and the consumption of imported fossil fuels. The locations, topography, and proximity of our properties to utility corridors are well-suited for solar energy generation. An additional advantage we can offer is the availability of the water supply needed by solar thermal power plant designs. We are presently in discussions with energy companies interested in utilizing its landholdings for various types of solar energy development. Over the longer term, we believe that the population of Southern California, Nevada, and Arizona will continue to grow, and that, in time, the economics of commercial and residential development of our properties will become attractive.

    We remain committed to our land and water assets and we continue to explore all opportunities for development of these assets.  We cannot predict with certainty which of these various opportunities will ultimately be utilized.

Results of Operations

(a)       Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

    We have not received significant revenues from our water resource and real estate development activity to date.  As a result, we continue to incur a net loss from operations.  We had revenues of $1.0 million for the year ended December 31, 2008, and $0.4 million for the year ended December 31, 2007.  The higher revenues were due to a larger lemon and raisin harvest.  The net loss totaled $15.9 million for the year ended December 31, 2008, compared with a net loss of $13.6 million for the year ended December 31, 2007.  The larger loss in 2008 resulted primarily from additional net interest expense of $1.1 million and additional amortization expense related to stock based compensation of $0.8 million.

    Our primary expenses are our ongoing overhead costs (i.e. general and administrative expense) and our interest expense.  We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

    Revenues.  Revenue totaled $1.0 million during the year ended December 31, 2008, compared to $0.4 million during the year ended December 31, 2007.  2008 revenues included $0.7 million of revenues related to citrus crop sales, which were up $0.3 million from the prior year and $0.3 million of revenues related to raisin sales compared with $0 in the prior year.  Increased lemon revenues related to increased production following a freeze in 2007, and increased raisin revenues related to our farming the vineyard in 2008 compared with it being leased to a third party in 2007.

    Cost of Sales.  Cost of Sales totaled $1.1 million during the year ended December 31, 2008, compared with $0.6 million during the year ended December 31, 2007.  The higher costs were a result of increased handling costs of lemons due to a larger crop in 2008 and the costs of growing raisins, which were leased to a third party in 2007.

    General and Administrative Expenses. General and administrative expenses during the year ended December 31, 2008 totaled $11.2 million compared with $10.0 million for the year ended December 31, 2007.  Non-cash compensation costs related to stock and option awards are included in general and administrative expenses.

    Compensation costs from stock and option awards for the year ended December 31, 2008 totaled $4.4 million compared with $3.6 million for the year ended December 31, 2007.  The expenses primarily relate to stock and options issued under the Cadiz 2007 Management Equity Incentive Plans and the Outside Director Compensation Plan.  7,026 shares were granted under the Plans in 2008, compared with 954,599 shares in 2007.  Shares and options issued under the Plans vest over varying periods from the date of issue to December 2011.

    Other general and administrative expenses, exclusive of stock based compensation costs, totaled $6.8 million in the year ended December 31, 2008, compared with $6.4 million for the year ended December 31, 2007.  Higher 2008 expenses were primarily due to additional legal and consulting fees related to water development efforts, including our lawsuit against The Metropolitan Water District of Southern California.

    Depreciation.  Depreciation expenses totaled $0.3 million for the year ended December 31, 2008, compared to $0.3 million for 2007.

    Interest Expense, net.  Net interest expense totaled $4.3 million during the year ended December 31, 2008, compared to $3.2 million during 2007.  Higher interest expense was primarily due to the amortization of the debt discount related to the senior secured convertible term loan arranged in June 2006.  2008 interest income dropped to approximately $107,000 from approximately $605,000 in the prior year due to lower short-term interest rates. The following table summarizes the components of net interest expense for the two periods (in thousands):

	Year Ended December 31,
	2008	2007

Interest on outstanding debt	$2,033	$1,929
Amortization of debt discount	2,299	1,852
Amortization of deferred loan costs	77	62
Interest income	(107)	(605)

	$4,302	$3,238

    Debt Refinancing.  Deferred loan costs, which are primarily legal fees, are amortized over the life of each loan agreement.  In June 2006, we refinanced our term loan with ING Capital LLC (“ING”) with a new senior secured convertible term loan with a different lender.  As a result, $408,000 of legal fees were capitalized and will be amortized over the 5 year life of the loan agreement.

    Other Income (expense).  We had no other income (expense) in the year ended December 31, 2008, compared with $2,000 of losses on the disposition of assets during the year ended December 31, 2007.

(b)       Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

    We had revenues of $0.4 million for the year ended December 31, 2007, and $0.6 million for the year ended December 31, 2006.  The lower revenues were due to a below average lemon harvest.  Our net loss totaled $13.6 million for the year ended December 31, 2007, compared with a net loss of $13.8 million for the year ended December 31, 2006.  The lower loss in 2007 resulted primarily from a $2.9 million expense incurred in 2006 related to a change in the fair value of certain derivatives embedded in our long term debt.  This reduction was partially offset by $2.3 million higher general and administrative expenses relating to our lawsuit against The Metropolitan Water District of Southern California and stock based compensation in 2007.

    Revenues.  Revenue totaled $0.4 million during the year ended December 31, 2007, compared to $0.6 million during the year ended December 31, 2006.  2007 revenues included $0.4 million of revenues related to citrus crop sales, which were down $0.2 million from the prior year.  Lemon crop yields were adversely affected by a citrus freeze during the winter of 2007

    Cost of Sales.  Cost of Sales totaled $0.6 million during the year ended December 31, 2007, compared with $0.7 million during the year ended December 31, 2006.  The lower cost of sales in 2006 reflected lower lemon harvesting and processing costs, due to a smaller lemon crop.  There were no cost of sales related to raisin farming activities in 2007 as the vineyard was leased to a third party.

    General and Administrative Expenses. General and administrative expenses during the year ended December 31, 2007 totaled $10.0 million compared with $7.7 million for the year ended December 31, 2006.  Non-cash compensation costs related to stock and option awards are included in General and Administrative Expenses.

    Compensation costs from stock and option awards for the year ended December 31, 2007 totaled $3.6 million compared with $2.3 million for the year ended December 31, 2006.  The expenses primarily relate to stock and options issued under the Cadiz 2003 and 2007 Management Equity Incentive Plans and the Outside Director Compensation Plan.   954,599 shares were granted under the Plans in 2007, compared with 14,701 shares in 2006.  Shares and options issued under the Plans vest over varying periods from the date of issue to December 2011.

    Other general and administrative expenses, exclusive of stock based compensation costs, totaled $6.4 million in the year ended December 31, 2007, compared with $5.5 million for the year ended December 31, 2006.  Higher 2007 expenses were primarily due to additional legal and consulting fees related to water development efforts, including our lawsuit against The Metropolitan Water District of Southern California.

    Depreciation.  Depreciation expense totaled $0.3 million for the year ended December 31, 2007, compared to $0.2 million for 2006. The higher expense related to 2007 capital expenditures.

    Interest Expense, net.  Net interest expense totaled $3.2 million during the year ended December 31, 2007, compared to $2.4 million during 2006.  Higher interest expense was primarily due to the amortization of the debt discount related to the senior secured convertible term loan.  2007 interest income increased to approximately $605,000 from approximately $376,000 in the prior year due to higher short-term interest rates. The following table summarizes the components of net interest expense for the two periods (in thousands):

	Year Ended December 31,
	2007	2006

Interest on outstanding debt	$1,929	$1,987
Amortization of debt discount	1,852	783
Amortization of deferred loan costs	62	40
Interest income	(605)	(376)

	$3,238	$2,434

    Loss on Extinguishment of Debt and Debt Refinancing.  Deferred loan costs, which are primarily legal fees, are amortized over the life of each loan agreement.  In June 2006 we entered into a new loan agreement related to a $36.4 million zero coupon senior secured loan.  As a result, $408,000 of legal fees were capitalized and will be amortized over the 5 year life of the loan agreement.  At the same time, $868,000 of deferred loan costs and prepaid interest associated with the prior loan agreement with ING Capital LLC (“ING”) were fully expensed.  No comparable expense was incurred in fiscal 2007.

    Change in Fair Value of Derivative Liability.  We prepaid our existing indebtedness with ING in June 2006 with the proceeds of a new senior secured convertible term loan.  The new loan contained certain “embedded derivatives” which were bifurcated from the host debt instrument and were recorded at fair values on our consolidated balance sheet under GAAP.  These embedded derivatives were subject to periodic revaluation based on changes in the fair market value of our common stock.  On September 29, 2006, certain terms and conditions of the credit agreement and embedded derivatives were amended.  The fair value of the equity conversion options were recalculated, and a $2.9 million expense was recognized due to an increase in fair value.  The primary reason for the increase in fair value was the increase in the trading price of our common stock from June 30, 2006 to September 29, 2006.  Following the September 29, 2006 amendment, bifurcation of the embedded equity conversion option is no longer required.  As a result, the fair value of the embedded derivatives has been transferred from the liability accounts to stockholder’s equity, and no further fair value adjustments were required after September 30, 2006.  As a result, there was no comparable expense in the prior year ending December 31, 2007.

    Other Income.  Other expenses during the year ended December 31, 2007 totaled $2,000, related to losses on the disposition of assets, compared with $373,000 of other income in during the year ended December 31, 2006.  The 2006 income primarily related to payments received from a stockholder. In March 2006, one of our stockholders determined that it had, at a time when it was the beneficial holder of more than 10% of our outstanding equity securities, inadvertently engaged in trades which resulted in automatic short swing profit liability to us pursuant to Section 16(b) of the Securities Exchange Act of 1934.  After becoming aware of the situation, the stockholder promptly made payments totaling $350,000 to us to settle the entire short swing profit liability owed as a consequence of these trades.

Liquidity and Capital Resources

(a)       Current Financing Arrangements

    As we have not received significant revenues from our water resource, agricultural and renewable energy development activity to date, we have been required to obtain financing to bridge the gap between the time water resource and other development expenses are incurred and the time that revenue will commence.  Historically, we have addressed these needs primarily through secured debt financing arrangements, private equity placements and the exercise of outstanding stock options and warrants.

    We have worked with our secured lenders to structure our debt in a way which allows us to continue development of the Cadiz Project and minimize the dilution of the ownership interests of common stockholders. In June 2006, we entered into a new $36.4 million five year zero coupon senior secured convertible term loan with Peloton Partners LLP (through an affiliate) and another lender (the “Term Loan”).  The Term Loan provided for:

•	a final maturity date of June 29, 2011;
•	a zero coupon structure, which requires no cash interest payments prior to the final maturity date; and
•	a 5% interest rate for the first 3 years, with a 6% interest rate thereafter.

    At each lender’s option, principal plus accrued interest on each of the two loan tranches is convertible into our $0.01 par value common stock at a fixed conversion price per share.  The conversion prices are subject to downward adjustment in the event of a change in control.

    On or after June 29, 2007, principal and interest accrued on each of the two loan tranches can be prepaid on 30 days notice either if our stock price exceeds the tranche’s conversion price by 40% for 20 consecutive trading days in a 30 trading day period or if we complete the Cadiz Water Program entitlement process, acquire a right-of-way for the project pipeline and arrange sufficient financing to repay the loan and build the Cadiz Project.  The conversion prices of the two loan tranches are $18.15 and $23.10, respectively, so the $10 million Tranche A prepayment option would become available at a share price above $25.41 per share and the $26.4 million Tranche B prepayment option would become available at a share price above $32.34 per share.

    The debt covenants associated with the loan were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At December 31, 2008, we were in compliance with our debt covenants.

    The Term Loan provided us with $9.3 million of additional working capital and deferred all interest payments until the June 29, 2011 final maturity date.  Furthermore, the Term Loan, permits us to retain any proceeds received from the issuance of common stock including common stock issued pursuant to the exercise of stock options and warrants.

    On April 16, 2008, we were advised that Peloton had assigned its interest in the Term Loan to an affiliate of Lampe Conway & Company LLC (“Lampe Conway”), and Lampe Conway subsequently replaced Peloton as administrative agent of the loan.

    A private placement which we completed in November 30, 2004, included the issuance of warrants to purchase shares of our common stock at an exercise price of $15.00 per share.  During 2006, holders of 70,000 of the warrants exercised their warrants, resulting in our issuance of 70,000 shares of common stock with net proceeds of $1,050,000.  In January 2007, we exercised our right to terminate all unexercised warrants on March 2, 2007, subject to a 30 day notice period.  In response, holders of all 335,440 warrants then outstanding exercised their warrants during February 2007.  As a result, we issued 335,440 shares of our common stock and received net proceeds of $5,031,000.  Following these exercises, no warrants from this 2004 private placement remain outstanding.

    We completed a private placement in November and December of 2008 an issuance of 165,000 Units at the price of $31.50 per unit for proceeds of $5,197,500.  Each Unit consists of three (3) shares of our common stock and two (2) common stock purchase warrants.  The first warrant entitles the holder to purchase one (1) share of common stock at an exercise price of $12.50 per share.  This warrant has a term of one year, but is callable by us commencing six months following completion of the offering if the closing market price of our common stock exceeds $18.75 for 10 consecutive trading days.  The second warrant entitles the holder to purchase one (1) share of common stock at an exercise price of $12.50 per share.  This warrant has a term of three years and is not callable by us.

    As we continue to actively pursue our business strategy, additional financing will be required.  See “Outlook”, below.  The covenants in the Term Loan do not prohibit our use of additional equity financing and allow us to retain 100% of the proceeds of any equity financing.  We do not expect the loan covenants to materially limit our ability to finance our water development activities.

    At December 31, 2008, we had no outstanding credit facilities other than the Convertible Term Loan.

    Cash Used for Operating Activities.  Cash used for operating activities totaled $7.1 million for the year ended December 31, 2008, and $5.3 million for the year ended December 31, 2007.  The cash was primarily used to fund general and administrative expenses related to our water development efforts, including legal costs associated with our lawsuit against The Metropolitan Water District of Southern California.

    Cash Used for Investing Activities.  Cash used for investing activities in the year ended December 31, 2008 was $4.8 million, compared with $1.4 million during the same period in 2007.  Investing activities reflect investments in deposits, a $250 thousand restricted cash investment to secure a letter of credit, and the acquisition of equipment at the Cadiz Ranch.  There have been no drawdowns to restricted cash.  2008 capital expenditures were $1.0 million lower than the prior year, which included leasehold improvements, furniture and fixtures at our corporate offices.

    Cash Provided by Financing Activities.  Cash provided by financing activities totaled $5.1 million for the year ended December 31, 2008, compared with $5.2 million for the year ended December 31, 2007.  The 2008 cash provided included $5.1 million of proceeds from a private placement discussed above in “Current Financing Arrangements”.  The 2007 result reflects $5.0 million of proceeds from the issuance of 335,440 shares of $0.01 par value common stock at $15.00 per share when certain holders chose to exercise their warrants.

(b)       Outlook

    Short Term Outlook.  The proceeds remaining from our $5.2 million private placement in 2008 and the sale of common shares, pursuant to the exercise of certain warrants in 2007, provide us with sufficient funds to meet our expected working capital needs for the next 12 months.  Within the next 12 months we will need to identify financing for our 2010 working capital needs.  If we are unable to generate this from our current development activities, than we will need to seek additional debt or equity financing in the capital markets.  We expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities.  See "Long Term Outlook", below.  No assurances can be given, however, as to the availability or terms of any new financing.

    Long Term Outlook. In the longer term, we will need to raise additional capital to finance working capital needs, capital expenditures and any payments due under our senior secured convertible term loan at maturity.  See “Current Financing Arrangements” above.  Payments will be due under the term loan only to the extent that lenders elect not to exercise equity conversion rights prior to the loan’s final maturity date.  Our future working capital needs will depend upon the specific measures we pursue in the entitlement and development of our water resources and other development.  Future capital expenditures will depend primarily on the progress of the Cadiz Project.  We will evaluate the amount of cash needed, and the manner in which such cash will be raised, on an ongoing basis.  We may meet any future cash requirements through a variety of means, including equity or debt placements, or through the sale or other disposition of assets.  Equity placements would be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon our existing stockholders.  Limitations on our liquidity and ability to raise capital may adversely affect us.  Sufficient liquidity is critical to meet our resource development activities.  However, liquidity in the currently dislocated capital markets has been severely constrained since the beginning of the credit crisis.  Although we currently expect our sources of capital to be sufficient to meet our near term liquidity needs, there can be no assurance that our liquidity requirements will continue to be satisfied.

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

    (1)  Intangible and Other Long-Lived Assets.  Property, plant and equipment, intangible and certain other long-lived assets are depreciated or amortized over their useful lives.  Useful lives are based on management’s estimates of the period over which the assets will generate revenue.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company reevaluates the carrying value of its water program annually and has confirmed that the carrying value of the water program is not impaired as of December 31, 2008.

    (2) Goodwill. As a result of a merger in May 1988 between two companies, which eventually became known as Cadiz Inc., goodwill in the amount of $7,006,000 was recorded.  Approximately $3,193,000 of this amount was amortized until the adoption of Financial Accounting Standards No. 142, (“SFAS No. 142”) “Goodwill and Other Intangible Assets” on January 1, 2002.  Goodwill is tested for impairment annually, or if events occur which require an impairment analysis be performed.  The Company has confirmed that the carrying value of the goodwill is not impaired as of December 31, 2008.

    (3)  Deferred Tax Assets and Valuation Allowances.  To date, the Company has not generated significant revenue from its water development programs, and it has a history of net operating losses.  As such, the Company has generated significant deferred tax assets, including large net operating loss carry forwards for federal and state income taxes for which it has recorded a full valuation allowance.  Management is currently working on water and real estate development projects, including the Cadiz Project, that are designed to generate future taxable income, although there can be no guarantee that this will occur.  If taxable income is generated in future years, some portion or all of the valuation allowance will be reversed, and an increase in net income would consequently be reported.

(d)       New Accounting Pronouncements

    See Note 2, “Summary of Significant Accounting Policies”

(e)        Off Balance Sheet Arrangements

    Cadiz does not have any off balance sheet arrangements at this time.

(f)        Certain Known Contractual Obligations
	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

Long term debt obligations	$41,289	$9	$41,280	$-	$-

Interest payable	6,470	-	6,470	-	-

Operating leases	1,069	365	566	138	-
	$48,828	$374	$48,316	$138	$-

    Long-term debt included in the table above primarily reflects the Convertible Term Loan, which is described above in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation; Liquidity and Capital Resources.  Operating leases include the lease of the Company’s executive offices, as described in Item 2, Properties.

            Not included in the table above is a potential obligation to pay an amount of up to 1% of the net present value of the Cadiz Project in consideration of certain legal and advisory services to be provided to us.  This fee would be payable upon completion of binding agreements for at least 51% of the Cadiz Project’s annual capacity and receipt of all environmental approvals and permits necessary to start construction of the Cadiz Project.  A portion of this fee may be payable in stock, subject to stockholder approval of an equity compensation program covering such an issuance.  Interim payments of $500,000 and $1.0 million, applicable to the final total, would be made upon the achievement of certain specified milestones.  This arrangement may be terminated by either party upon 60 days notice, with any compensation earned but unpaid prior to termination payable following termination.

ITEM 8.  Fnancial Statements and Supplementary Data

    The information required by this item is submitted in response to Part IV below. See the Index to Consolidated Financial Statements.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

    Not applicable.

ITEM 9A.  Controls and Procedures

Disclosure Controls and Procedures

    We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chairman and Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to our Board of Directors.  Based on their evaluation as of December 31, 2008, our Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the criteria in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.  The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

    The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2008.

ITEM 11.  Executive Compensation

    The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2008.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2008.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

    The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2008.

ITEM 14.  Principal Accounting Fees and Services

    The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2008.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules
1.	Financial Statement. See Index to Consolidated Financial Statements.

2.	Financial Statement Schedule. See Index to Consolidated Financial Statements.

3.	Exhibits.

The following exhibits are filed or incorporated by reference as part of this Form 10-K.

3.1	Cadiz Certificate of Incorporation, as amended(1)

3.2	Amendment to Cadiz Certificate of Incorporation dated November 8, 1996(2)

3.3	Amendment to Cadiz Certificate of Incorporation dated September 1, 1998(3)

3.4	Amendment to Cadiz Certificate of Incorporation dated December 15, 2003(4)

3.5	Certificate of Elimination of Series D Preferred Stock, Series E-1 Preferred Stock and Series E-2 Preferred Stock of Cadiz Inc. dated December 15, 2003(4)

3.6	Certificate of Elimination of Series A Junior Participating Preferred Stock of Cadiz Inc., dated March 25, 2004(4)

3.7	Amended and Restated Certificate of Designations of Series F Preferred Stock of Cadiz Inc.(5)

3.8	Cadiz Bylaws, as amended (6)

3.9	Second Amended and Restated Certificate of Designations of Series F Preferred Stock of Cadiz Inc. dated June 30, 2006, as corrected by Certificate of Correction dated March 14, 2007(15)

3.10	Certificate of Elimination of Series F Preferred Stock of Cadiz Inc. (as filed August 3, 2007)(17)

4.1	Form of Subscription Agreement used for issuance of Units in November 2008(7)

4.2	Form of Subscription Agreement used for issuance of Units in December 2008(7)

4.3	Form of Warrant Agreement (Callable Warrant)(7)

4.4	Form of Warrant Agreement ( Non-Callable)(7)

10.1	Agreement Regarding Employment Between Cadiz Inc. and Keith Brackpool dated July 5, 2003(8)

10.2	Limited Liability Company Agreement of Cadiz Real Estate LLC dated December 11, 2003(4)

10.3	Amendment No. 1, dated October 29, 2004, to Limited Liability Company Agreement of Cadiz Real Estate LLC(9)

10.4	Consulting Agreement dated August 1, 2002 by and between Richard Stoddard and Cadiz Inc., and Extension of Consulting Agreement dated January 1, 2004 by and between Richard Stoddard and Cadiz Inc.(9)

10.5	Employment Agreement dated September 12, 2005 between O'Donnell Iselin II and Cadiz Inc.(10)

10.6
Settlement Agreement dated as of August 11, 2005 by and between Cadiz Inc., on the one hand, and Sun World International, Inc., Sun Desert, Inc., Coachella Growers and Sun World/Rayo, on the other hand(11)

10.7
$36,375,000 Credit Agreement among Cadiz Inc. and Cadiz Real Estate LLC, as Borrowers, the Several Lenders from time to time parties thereto, and Peloton Partners LLP, as Administrative Agent, dated as of June 26, 2006(12)

10.8
Amendment No. 1 dated September 29, 2006 to the $36,375,000 Credit Agreement among Cadiz Inc. and Cadiz Real Estate LLC, as Borrowers, the Several Lenders from time to time parties thereto and Peloton Partners LLP, as Administrative Agent, dated as of June 26, 2006(13)

10.9	Outside Director Compensation Plan(14)

10.10	Resolutions adopted by the Cadiz Inc. Board of Directors on March 13, 2007, increasing the annual salary paid to Keith Brackpool and the monthly consulting fees paid to Richard E. Stoddard(15)

10.11	2007 Management Equity Incentive Plan(16)

10.12
Amendment No. 2 dated October 1, 2007 to Reorganization Plan and Agreement for Purchase and Sale of Assets dated as of February 18, 1998 among Cadiz Inc. and Mark A. Liggett in his capacity as successor in interest to Exploration Research Associates, Incorporated., a California corporation (“ERA”) and in his individual capacity as former sole shareholder of ERA and as the successor in interest to ERA(18)

10.13	Amendment dated October 1, 2007 to Employment Agreement between O’Donnell Iselin II and Cadiz Inc.(18)

10.14	Consulting Agreement dated January 1, 2008 by and between Timothy J. Shaheen and Cadiz Inc.(18)

10.15 Longitudinal Lease Agreement dated September 17, 2008 between Arizona & California Railroad Company and Cadiz Real Estate, LLC(19)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Keith Brackpool, Chairman and Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Keith Brackpool, Chairman and Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________________________________________________________________

(1)	Previously filed as an Exhibit to our Registration Statement of Form S-1 (Registration No. 33-75642) declared effective May 16, 1994 filed on February 23, 1994
(2)	Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended September 30, 1996 filed on November 14, 1996
(3)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 filed on November 13, 1998
(4)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003 filed on November 2, 2004
(5)	Previously filed as an Exhibit to our Current Report on Form 8-K dated November 30, 2004 filed on December 2, 2004
(6)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed on August 13, 1999
(7)	Previously filed as an exhibit to Amendment No.1 to our Registration Statement on Form S-3 (Registration No. 333-156502) filed on January 27, 2009
(8)	Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 2, 2004

(9)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed on March 31, 2005
(10)	Previously filed as an Exhibit to our Current Report on Form 8-K dated October 3, 2005 filed on October 3, 2005
(11)	Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 14, 2005
(12)	Previously filed as an Exhibit to our registration statement on Form S-3 (Registration No. 333-126117) filed on July 28, 2006
(13)	Previously filed as an Exhibit to our current report on Fomr 8-K dated October 4, 2006 and filed October 4, 2006
(14)	Previously filed as appendix B to our definitive proxy dated October 10, 2006 and filed October 10, 206
(15)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 16, 2007
(16)	Previously filed as appendix A to our definitive proxy dated April 27, 2007 and filed April 27, 2007
(17)	Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 6, 2007
(18)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 16, 2008
(19)	Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended September 30, 2008 on November 10, 2008

Cadiz Inc.

Index to Financial Statements

CADIZ INC. CONSOLIDATED FINANCIAL STATEMENTS

(Schedules other than those listed above have been omitted since they are either not required, inapplicable, or the required information is included on the financial statements or notes thereto.)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cadiz Inc.:

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cadiz Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Los Angeles, California
March 11, 2009

Cadiz Inc.

Consolidated Statements of Operations

	Year Ended December 31,
(In thousands, except per share data)	2008	2007	2006

Total revenues	$992	$426	$614

Costs and expenses:
Cost of sales (exclusive of depreciation shown below)	1,098	566	721
General and administrative	11,154	9,988	7,710
Depreciation and amortization	341	261	154

Total costs and expenses	12,593	10,815	8,585

Operating loss	(11,601)	(10,389)	(7,971)

Interest expense, net	(4,302)	(3,238)	(2,434)
Loss on extinguishment of debt and debt refinancing	-	-	(868)
Change in fair value of derivative liability	-	-	(2,919)
Other income (expense)	-	(2)	373

Other income (expense), net	(4,302)	(3,240)	(5,848)

Net loss before income taxes	(15,903)	(13,629)	(13,819)

Income tax expense	6	4	6

Net loss	(15,909)	(13,633)	(13,825)

Net loss applicable to common stock	$(15,909)	$(13,633)	$(13,825)

Basic and diluted net loss per share	$(1.32)	$(1.15)	$(1.21)

Weighted-average shares outstanding	12,014	11,845	11,381

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Balance Sheets

	December 31,
($ in thousands)	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$2,014	$8,921
Short-term investments	4,500	-
Accounts Receivable	66	20
Prepaid expenses and other	507	216

Total current assets	7,087	9,157

Property, plant, equipment and water programs, net	35,784	36,032
Goodwill	3,813	3,813
Other assets	728	570

Total assets	$47,412	$49,572

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$247	$408
Accrued liabilities	775	744
Current portion of long term debt	9	9

Total current liabilities	1,031	1,161

Long-term debt	33,975	29,652

Total liabilities	35,006	30,813

Commitments and contingencies (Note 12)

Stockholders' equity:
	-	-
Common stock - $0.01 par value; 70,000,000 shares authorized; shares issued and outstanding: 12,453,210 at December 31, 2008 and 11,903,611 at December 31, 2007	125	119

Additional paid-in capital	263,533	253,983
Accumulated deficit	(251,252)	(235,343)
Total stockholders' equity	12,406	18,759

Total liabilities and stockholders' equity	$47,412	$49,572

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2008	2007	2006

Cash flows from operating activities:
Net loss	$(15,909)	$(13,633)	$(13,825)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation	341	261	154
Amortization of deferred loan costs	77	62	40
Amortization of debt discount	2,299	1,852	783
Loss on extinguishment of debt and debt refinancing	-	-	868
Interest added to loan principal	2,033	1,928	1,463
Net (gain) loss on disposal of assets		2	(21)
Change in value of derivative liability	-	-	2,919
Compensation charge for stock awards and share options	4,358	3,609	2,260
Issuance of stock for services	135	-	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(46)	281	(131)
Decrease (increase) in prepaid borrowing expense	-	-	523
Decrease (increase) in prepaid expenses and other	(291)	27	(209)
(Decrease) increase in accounts payable	(161)	(36)	75
(Decrease) increase in accrued liabilities	31	364	(175)

Net cash used for operating activities	(7,133)	(5,283)	(5,276)

Cash flows from investing activities:
Investment in short-term deposits	(4,500)	(8,819)	-
Additions to property, plant and equipment	(93)	(1,105)	(22)
Proceeds from sale of marketable securities		8,819	-
Proceeds from asset disposition	-	-	22
Other assets	(235)	(250)	-

Net cash used for investing activities	(4,828)	(1,355)	-

Cash flows from financing activities:
Proceeds from exercise of stock options	-	139	-
Net proceeds from issuance of common stock	5,063	5,032	1,050
Proceeds from issuance of long-term debt	-	-	36,375
Deferred loan costs	-	-	(408)
Principal payments on long-term debt	(9)	(9)	(26,646)

Net cash provided by financing activities	5,054	5,162	10,371

Net increase (decrease) in cash and cash equivalents	(6,907)	(1,476)	5,095

Cash and cash equivalents, beginning of period	8,921	10,397	5,302

Cash and cash equivalents, end of period	$2,014	$8,921	$10,397

See accompanying notes to the consolidated financial statement.

Cadiz Inc.

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2008, 2007, and 2006
($ in thousands)
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance as of December 31, 2005	1,000	$-	11,330,463	$114	$226,738	$(207,885)	$18,967

Convertible term loan conversion option	-	-	-	-	15,160	-	15,160
Stock compensation expense and issuance of management incentive and outside director shares	-	-	136,195	1	2,259	-	2,260
Common stock issued due to warrant exercise	-	-	70,000	1	1,049	-	1,050
Fractional shares retired	-	-	(61)	-	-	-	-
Net loss	-	-	-	-	-	(13,825)	(13,825)
Balance as of December 31, 2006	1,000	$-	11,536,597	$116	$245,206	$(221,710)	$23,612

Issuance of shares pursuant to warrant exercise	-	-	335,440	3	5,029	-	5,032
Issuance of shares pursuant to stock awards and option exercise	-	-	14,285	-	139	-	139
Issuance of shares upon conversion of Series F Preferred Stock	(1,000)	-	17,289	-	-	-	-
Stock compensation expense	-	-	-	-	3,609	-	3,609
Net Loss	-	-	-	-	-	(13,633)	(13,633)
Balance as of December 31, 2007	-	$-	11,903,611	$119	$253,983	$(235,343)	$18,759

Issuance of shares pursuant to stock awards	-	-	54,599	1	-	-	1
Issuance of shares pursuant to Private Placement	-	-	495,000	5	5,192	-	5,197
Stock compensation expense	-	-	-	-	4,358	-	4,358
Net Loss	-	-	-	-	-	(15,909)	(15,909)
Balance as of December 31, 2008	-	$-	12,453,210	$125	$263,533	$(251,252)	$12,406

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Notes To The Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

    The Company’s primary asset consists of 45,000 acres of land in three areas of eastern San Bernardino County, California.  Virtually all of this land is underlain by high-quality groundwater resources that are suitable for a variety of water storage and supply programs.  The advantages of underground storage relative to surface storage include minimal surface environmental impacts, low capital investment, and minimal evaporative water loss.  The properties are located in proximity to the Colorado River and the Colorado River Aqueduct, the major source of imported water for Southern California.

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

    The Company’s objective is to realize the highest and best use for these assets in an environmentally responsible way.  The Company believes that this can best be achieved through a combination of water storage and supply, the production of renewable energy, and sustainable agricultural development.

    In 1993, Cadiz acquired permits for up to 9,600 acres of agricultural development in the Cadiz Valley and the withdrawal of more than 1 million acre-feet of groundwater from the aquifer system underlying the property.  The Company believes that the location, geology and hydrology of this property is uniquely suited for both agriculture and the development of an aquifer storage, recovery and supply program to augment the water supplies available to Southern California.  To this end, in 1997, Cadiz entered into the first of a series of agreements with The Metropolitan Water District of Southern California (“Metropolitan”) to jointly design, permit and build such a project (the “Cadiz Project” or “Project”).  In general, several elements are needed to complete the development:  (1) federal and state environmental permits; (2) a pipeline right-of-way from the Colorado River Aqueduct to the project area; (3) a storage and supply agreement with one or more public water agencies or private water utilities; and (4) construction and working capital financing.

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

    It was the Company’s position that the actions by Metropolitan breached various contractual and fiduciary obligations to the Company and interfered with the economic advantage it would have obtained from the Cadiz Project.  In April 2003, Cadiz filed a claim against Metropolitan seeking compensatory damages.  When settlement negotiations failed to produce a resolution, the Company filed a lawsuit against Metropolitan in Los Angeles Superior Court on November 17, 2005.

    On February 11, 2009, the Company and Metropolitan agreed to settle their differences and dismissed all outstanding claims remaining against each other in a filing with the Superior Court of Los Angeles.  Recent developments favorable to the Company had likely reduced the damages recoverable by the Company in the action, even had the Company ultimately prevailed in its claim.  The loss of the right-of-way to convey water between the Colorado River Aqueduct and Cadiz had been a cornerstone of the Company’s claim for damages in the case.  However, the Company entered into a 99-year lease agreement in September 2008 with the Arizona and California Railroad Company providing the Company with an alternative right-of-way for the construction of a conveyance pipeline connecting the Cadiz Project to the Colorado River Aqueduct.

    Meanwhile, the need for new water storage and dry-year supplies has not abated.  The population of California continues to grow, while water supplies are being challenged by drought, lack of infrastructure and environmental protections.  Indeed, California is facing the very real possibility that current and future supplies of water will not be able to meet demand.

    In 2007, a federal judge limited deliveries out of California’s State Water Project, reducing Southern California’s water supplies by nearly 30%. This restriction is expected to result in a reduction in water deliveries of 85% in 2009.  Moreover, cities throughout Southern California have endured extremely dry local conditions for more than two years leaving supplies in storage at perilously low levels, while Colorado River deliveries to the State remain at average levels.  Policy leaders and lawmakers are also working to improve the State’s water infrastructure, including the pursuit of public financing for new storage and supply projects, including aquifer storage, recovery and supply projects such as the Cadiz Project.

    To meet the growing demand for new water storage and supplies, the Company has continued to pursue the implementation of the Cadiz Project.

    In addition to agriculture and water development, the Company believes that its landholdings are suitable for other types of development, including solar energy generation.  Both federal and state initiatives support alternative energy facilities to reduce greenhouse gas emissions and the consumption of imported fossil fuels. The locations, topography, and proximity of the Company’s properties to utility corridors are well-suited for solar energy generation. An additional advantage the Company can provide is the availability of the water supply needed by solar thermal power plant designs.  The Company is presently in discussions with energy companies interested in utilizing the Company’s landholdings for various types of solar energy development.

    Over the longer term, the Company believes that the population of Southern California, Nevada, and Arizona will continue to grow, and that, in time, the economics of commercial and residential development of the Company’s properties will become attractive.

    The Company remains committed to its land and water assets and will continue to explore all opportunities for development of these assets.  The Company cannot predict with certainty which of these various opportunities will ultimately be utilized.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $15.9 million, $13.6 million and $13.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.  The Company had working capital of $6.1 million at December 31, 2008, and used cash in operations of $7.1 million for the year ended December 31, 2008.  Currently, the Company’s sole focus is the development of its land and water assets.

    In June 2006, the Company raised $36.4 million through the private placement of a five year zero coupon convertible term loan with Peloton Partners LLP (“Peloton”), as administrative agent, and an affiliate of Peloton and another investor, as lenders.  The proceeds of the new term loan were partially used to repay the Company’s prior term loan facility with ING Capital LLC (“ING”).  In September 2006, an additional $1.1 million was raised when certain holders of warrants to purchase the Company’s common stock at $15.00 per share chose to exercise the warrants and purchase 70,000 shares of common stock.  A further $5.0 million was raised in February 2007, when all remaining warrant holders chose to exercise their rights to purchase 335,440 shares of the Company’s common stock for $15.00 per share after receiving a termination notice from the Company.  In November and December 2008, the Company raised an additional $5.2 million with a private placement of 165,000 Units at $31.50 per unit.  Each unit consists of three (3) shares of the Company’s common stock and two (2) stock purchase warrants.

    The Company’s current resources do not provide the capital necessary to fund a water development project should the Company be required to do so.  There is no assurance that additional financing (public or private) will be available on acceptable terms or at all.  If the Company issues additional equity or equity linked securities to raise funds, the ownership percentage of the Company’s existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  If the Company cannot raise needed funds, it might be forced to make further substantial reductions in its operating expenses, which could adversely affect its ability to implement its current business plan and ultimately its viability as a company.

    The proceeds remaining from our $5.2 million private placement in 2008 and the sale of common shares, pursuant to the exercise of certain warrants in 2007, provide us with sufficient funds to meet our expected working capital needs for the next 12 months.  Within the next 12 months we will need to identify financing for our 2010 working capital needs.  If we are unable to generate this from our current development activities, than we will need to seek additional debt or equity financing in the capital markets.

    The Chapter 11 Reorganization Plan of the Company’s Sun World International Inc. subsidiary became effective in 2005, and the Company has no further liabilities related to the business or operations of Sun World.  Subsequent to the effective date of the Chapter 11 reorganization plan of Sun World, the Company’s primary activities are limited to the development of its water resources and related assets.  From the effective date of the reorganization plan through December 31, 2008, the Company has incurred losses of approximately $48.6 million and used cash in operations of $19.1 million.

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

Use of Estimates in Preparation of Financial Statements

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  In preparing these financial statements, management has made estimates with regard to goodwill and other long-lived assets, and deferred tax assets.  Actual results could differ from those estimates.

Revenue Recognition

    The Company recognizes crop sale revenue upon shipment and transfer of title to customers.

Stock-Based Compensation

    General and administrative expenses include $4.4 million, $3.6 million and $2.3 million of stock based compensation expenses in the fiscal years ended December 31, 2008, 2007 and 2006, respectively.

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

    The Company applies the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which is then amortized on a straight-line basis over the requisite service period.  12,339 options were granted under the Company’s 2003 Management Equity Incentive Plan in 2006.  7,661 options were granted under the Company’s 2007 Management Equity Incentive Plan in 2007, and 10,000 options were granted in 2008.  Options totaling 20,000 that were granted in 2006 and 2007 were made to one individual, and were subsequently forfeited. The Options have a ten year term with vesting periods ranging from the issuance date to three years.  The 2006, 2007, and 2008 options had strike prices equal to the fair market value of the Company’s common stock on the respective grant dates.

    As a result of the adoption of SFAS 123R, the Company recorded expense in the amount of $877,000 in 2006 related to the fair value of options.  $831,000 of this amount was related to options granted in 2005.  SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur.  The remaining vesting periods are relatively short, and the potential impact of forfeitures is not material.  The Company is in a tax loss carryforward position and is not expected to realize a benefit from any additional compensation expense recognized under SFAS 123R.  See Note 7, “Income Taxes".

Net Loss Per Common Share

    Basic Earnings Per Share (EPS) is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any, by the weighted-average common shares outstanding.  Options, deferred stock units, warrants, participating and redeemable preferred stock and the zero coupon term loan convertible into or exercisable for certain shares of the Company’s common stock were not considered in the computation of diluted EPS because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 2,372,000 shares, 2,208,000 shares and 1,583,000 shares for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Short-Term Investments

    The Company considers all short-term deposits with an original maturity greater than three months, but no greater than one year, to be short-term investments.  At December 31, 2008, the Company was invested in a 91-day, $1.5 million deposit, and a six month, $3 million deposit.  Both deposits are held with the Certificate of Deposit Account Registry Service® which is FDIC insured.

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

Goodwill and Other Assets

    As a result of a merger in May 1988 between two companies which eventually became known as Cadiz Inc., goodwill in the amount of $7,006,000 was recorded.  Approximately $3,193,000 of this amount was amortized prior to the adoption of Statement of Financial Accounting Standards No. 142, (“SFAS No. 142”) “Goodwill and Other Intangible Assets” on January 1, 2002.  Goodwill is tested for impairment annually in the first quarter of each year, or if events occur which require an impairment analysis be performed.  As a result of the actions taken by Metropolitan in the fourth quarter of 2002 as described in Note 1, the Company performed an impairment test of its goodwill and determined that its goodwill was not impaired.  Beginning in 2002, the Company has performed an annual impairment test of goodwill in the first quarter of each year and has determined that the goodwill was not impaired.

Amounts
(in thousands)

Balance at December 31, 2006	$3,813
Adjustments	-

Balance at December 31, 2007	3,813
Adjustments	-

Balance at December 31, 2008	$3,813

    Deferred loan costs represent costs incurred to obtain debt financing.  Such costs are amortized over the life of the related loan.  At December 31, 2008, the deferred loan fees relate to the zero coupon secured convertible term loan with Lampe Conway & Company LLC (“Lampe Conway”), as described in Note 6.

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

    Effective January 1, 2007, the Company adopted FIN 48 “Accounting for Uncertainty in Income Taxes.”  The adoption of FIN 48 did not have a significant impact on the financial statements of the Company.  In connection with the adoption of FIN 48, the Company elected to classify income tax penalties and interest as general and administrative and interest expenses, respectively.  See Note 7, “Income Taxes”.

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

Supplemental Cash Flow Information

    Cash interest payments due on the ING loan during 2006 were credited against a $2.4 million prepaid interest account that had been established for this purpose.  No cash payments are due on the loan with Lampe Conway prior to the June 29, 2011 final maturity date.

    Cash payments for income taxes were $6,400, $7,300 and $128,200 in the years ended December 31, 2008, 2007, and 2006, respectively.

Recent Accounting Pronouncements

    Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”).  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 only with respect to financial assets and liabilities, as well as any other assets and liabilities carried at fair value. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes how to measure fair value based on a three-level hierarchy of inputs, of which the first two are considered observable and the last unobservable.

• Level 1	Quoted prices in active markets for identical assets or liabilities.
• Level 2
Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

● Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

    The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

    In February 2007, the FASB released Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value and is effective for the first fiscal year beginning after November 15, 2007.  The Company adopted SFAS 159 on January 1, 2008, as required.  The adoption of SFAS 159 has no impact on the Company’s consolidated financial statements.

    In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” ("SFAS 141(R)"), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of SFAS 141(R) has no impact on the Company’s financial position and results of operations.

    In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” ("SFAS 160"), which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement is effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS 160 has no impact on the Company’s financial position and results of operations.

    In May 2008, the FASB issued FSP Accounting Principles Board Opinion (“APB”) No. 14-1, “Accounting for Convertible Deb Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).  Under FSP APB 14-1, an issuer must allocate the initial proceeds from the issuance of a convertible debt instrument between the instrument’s liability and equity components so that the effective interest rate of the liability component equals the issuer’s nonconvertible debt borrowing rate at issuance.  The Company expects to adopt FSP APB 14-1 during the first quarter of 2009.  The Company believes that FSP APB 14-1 will have no material impact on the financial statements.

NOTE 3 – PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

    Property, plant, equipment and water programs consist of the following (dollars in thousands):

	December 31,
	2008	2007

Land and land improvements	$21,998	$21,998
Water programs	14,274	14,274
Buildings	1,161	1,161
Leasehold improvements	570	570
Furniture and fixtures	407	334
Machinery and equipment	854	807
Construction in progress	-	27
	39,264	39,171
Less accumulated depreciation	(3,480)	(3,139)

	$35,784	$36,032

    Depreciation expense during the years ended December 31, 2008, 2007 and 2006 was approximately $341,000, $261,000 and $154,000 respectively.

NOTE 4 – OTHER ASSETS

    Other assets consist of the following (dollars in thousands):

	December 31,
	2008	2007

Deferred loan costs, net	$244	$320
Prepaid rent	226	-
Security deposits	258	250
	$728	$570

    Deferred loan costs consist of legal and other fees incurred to obtain debt financing.  Amortization of deferred loan costs was approximately $77,000, $62,000 and $40,000 in 2008, 2007 and 2006, respectively.  Prepaid rent consists of rental and other fees incurred to obtain the right-of-way for the Cadiz Project water conveyance pipeline, as discussed in Note 1.  Amortization of prepaid rent was approximately $64,400 in 2008.

NOTE 5 – ACCRUED LIABILITIES

    Accrued liabilities consist of the following (dollars in thousands):

	December 31,
	2008	2007

Payroll, bonus, and benefits	$170	$24
Consulting and legal expenses	77	102
Income and other taxes	233	221
Deferred rent	189	224
Other accrued expenses	106	173
	$775	$744

NOTE 6 – LONG-TERM DEBT

    At December 31, 2008 and 2007, the carrying amount of the Company’s outstanding debt is summarized as follows (dollars in thousands):

	December 31,
	2008	2007
Zero coupon secured convertible term loan due June 29, 2011. Interest accruing at 5% per annum until June 29, 2009 and at 6% thereafter	$41,276	$39,244
Other loans	13	22
Debt discount	(7,305)	(9,605)
	33,984	29,661

Less current portion	9	9

	$33,975	$29,652

    Pursuant to the Company’s loan agreements, annual maturities of long-term debt outstanding on December 31, 2008, are as follows:

Year	$000’s

2009	9
2010	4
2011	41,276
2012	-
2013	-
$41,289

    In June 2006, the Company entered into a $36.4 million five year zero coupon convertible term loan with Peloton Partners LLP, as administrative agent for the loan, and with an affiliate of Peloton and another investor, as lenders.  Certain terms of the loan were subsequently amended pursuant to Amendment #1 to the Credit Agreement, which was effective September 2006.    On April 16, 2008, the Company was advised that Peloton had assigned its interest in the loan to an affiliate of Lampe Conway & Company LLC (“Lampe Conway”), and Lampe Conway subsequently replace Peloton as administrative agent of the loan (the “Lampe Conway Loan”).

    Under the terms of the loan, interest accrues at a 5% annual rate for the first 3 years and 6% thereafter, calculated on the basis of a 360 day year and actual days elapsed.  The entire amount of accrued interest is due at the final maturity of the loan in June, 2011.  The term loan is collateralized by substantially all of the assets of the Company, which contains representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company’s ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, there are no financial maintenance covenants and no restrictions on the Company’s ability to issue additional common stock to fund future working capital needs.

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

    Each of the loan tranches can be prepaid if the price of the Company’s stock on the NASDAQ Global Market exceeds the conversion price of the tranche by 40% for 20 consecutive trading days in a 30 day trading period or if the Company obtains a certified environmental impact report for the Cadiz groundwater storage and dry year supply program, a pipeline right-of-way and permits for pipeline construction and financing commitments sufficient to construct the project.

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

    On September 29, 2006, the terms of the loan were amended, and it was determined that bifurcation of the embedded equity conversion option is no longer required.  The derivative liability was adjusted to fair value on the amendment date, and the $2,919,000 increase in fair value was recorded as an “Other Expense” item in the Consolidated Statement of Operations.  The $15.2 million fair value of the derivative liability was then transferred to the Additional Paid-in Capital component of Stockholder’s Equity.

    The Company incurred $408,000 of outside legal expenses related to the negotiation and documentation of the loan, which will be amortized over the life of the loan.

    The proceeds of the Lampe Conway Loan were applied to repay in full the Company’s term loan facility with ING on June 29, 2006.  As a result, ING retained the $762,000 remaining balance of the prepaid interest credit account, and the write-off of this asset was reflected in the “Other Expense” caption of the Statement of Operations.  The write-off of $106,000 of unamortized debt issuance costs related to the ING loan was also reflected under “Other Expense”.

    At December 31, 2008, the Company was in compliance with its debt covenants under the Lampe Conway Loan.

NOTE 7 – INCOME TAXES

    Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available carryforwards.  Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 2008 and 2007, are as follows (in thousands):

	December 31,
	2008	2007

Deferred tax assets:
Net operating losses	$35,303	$32,345
Fixed asset basis difference	7,312	7,484
Contributions carryover	1	3
Deferred compensation	3,603	2,150
Accrued liabilities	108	198

Total deferred tax assets	46,400	42,180

Valuation allowance for deferred tax assets	(46,400)	(42,180)

Net deferred tax asset	$-	$-

    The valuation allowance increased $4,220,000 and $7,979,000 in 2008 and 2007, respectively, due to an increase in the net operating loss category of deferred tax assets.  The change in deferred tax assets resulted from current year net operating losses, expiration of prior year loss carryovers, and new annual limitation amounts.

    As of December 31, 2008, the Company had net operating loss (NOL) carryforwards of approximately $93.6 million for federal income tax purposes and $39.3 million for California income tax purposes.  Such carryforwards expire in varying amounts through the year 2029.  Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

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

    As of the January 1, 2007, adoption of FIN 48, the Company possessed unrecognized tax benefits totaling approximately $3.3 million.  A schedule of changes for the 24 month ended December 31, 2008 is shown below:

Amounts
(in millions)

Balance at January 1, 2007	$3.3

Additions or reductions for tax positions of prior years	-
Additions or reductions for tax positions of current year	-
Changes related to current year settlements	-
Changes due to expirations of the statute of limitations	-

Balance at December 31, 2007	3.3

Additions or reductions for tax positions of prior years	-
Additions or reductions for tax positions of current year	-
Changes related to current year settlements	-
Changes due to expirations of the statute of limitations	-

Balance at December 31, 2008	$3.3

    None of these tax benefits, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.  Additionally, as of December 31, 2008, the Company had accrued a total of $200,000 for state taxes, interest and penalties related to income tax positions in prior returns.  In connection with the adoption of FIN 48, the Company elected to classify income tax penalties and interest as general and administrative and interest expenses, respectively.  For the twelve months ended December 31, 2008, general and administrative and interest expenses included approximately $0 of income tax penalties.

    The Company does not expect that the unrecognized tax benefits will significantly increase or decrease in the next 12 months.

    The Company's tax years 2005 through 2008 remain subject to examination by the Internal Revenue Service, and tax years 2004 through 2008 remain subject to examination by California tax jurisdictions.  In addition, the Company's loss carryforward amounts are generally subject to examination and adjustment for a period of three years for federal tax purposes and four years for California purposes, beginning when such carryovers are utilized to reduce taxes in a future tax year.

    A reconciliation of the income tax benefit to the statutory federal income tax rate is as follows (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006

Expected federal income tax benefit at 34%	$(5,379)	$(4,638)	$(4,700)
Loss with no tax benefit provided	4,492	3,983	3,426
State income tax	6	4	6
Stock Options	86	-	(21)
Losses utilized against unconsolidated subsidiary taxable income	-	-	-
Non-deductible expenses and other	801	655	1,295

Income tax expense	$6	$4	$6

    Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against these assets.  Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.

NOTE 8 – EMPLOYEE BENEFIT PLANS

    The Company has a 401(k) Plan for its salaried employees.  The Company matches 100% of the first three percent of annual base salary and 50% of the next two percent of annual base salary contributed by an employee to the plan.  The Company contributed approximately $47,000, $38,000, and $20,000 to the plans for fiscal years 2008, 2007 and 2006, respectively.

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

    On November 30, 2004, the senior term loans were amended.  99,000 shares of the Series F Preferred Stock were converted into 1,711,665 shares of common stock of the Company, and the remaining debt discount of $1.4 million was written off.  In June 2007, ING elected to covert the remaining 1,000 preferred shares into 17,289 shares of the Company’s common stock, and the Company subsequently filed a Certification of Elimination of Series F Convertible Preferred Stock with the State of Delaware.  As a result, no Series F Preferred Stock was issued or outstanding on December 31, 2008.

Common Stock and Warrants

    On November 30, 2004, the Company completed a private placement of 400,000 Units at the price of $60.00 per Unit.  Each Unit consisted of five (5) shares of the Company’s common stock and one (1) common stock purchase warrant.  Each warrant entitled the holder to purchase, commencing 180 days from the date of issuance, one (1) share of common stock at an exercise price of $15.00 per share.  Each warrant had a term of three (3) years.  In September 2006, certain warrant holders exercised their right to purchase 70,000 common shares.  In 2007, the Company exercised its right to terminate the remaining warrants on March 2, 2007, subject to a 30 day notice period.  In response, the remaining warrant holders exercised their right to purchase 335,440 shares of the Company’s common stock during the notice period.  Following this exercise, no warrants from this 2004 private placement remain outstanding.

    On October 1, 2007, the Company agreed to the conditional issuance of up to 300,000 shares to the former sole shareholder and successor in interest to Exploration Research Associates, Inc. (“ERA”), who is now an employee of the Company.  The agreement settled certain claims by ERA againts the Company, and provided that the 300,000 shares will be issued if and when certain significant milestones in the development of the Company’s properties are achieved.

    A private placement was completed by the Company in November and December of 2008 of 165,000 Units at the price of $31.50 per unit for proceeds of $5,197,500.  Each Unit consists of three (3) shares of the Company’s common stock and two (2) common stock purchase warrants.  The first warrant entitles the holder to purchase one (1) share of common stock at an exercise price of $12.50 per share.  This warrant has a term of one year, but is callable by the Company commencing six months following completion of the offering if the closing market price of the Company’s stock exceeds $18.75 for 10 consecutive trading days.  The second warrant entitles the holder to purchase one (1) share of common stock at an exercise price of $12.50 per share.  This warrant has a term of three years and is not callable by the Company.

    As discussed in Note 6, principal and accrued interest on the Lampe Conway Loan is convertible into common shares of the Company at the Lender’s option.  The terms of the loan include optional prepayment provisions that could result in an early conversion of the loan under certain circumstances, and a preferred conversion formula is provided upon a change in control of the Company.

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

2007 Management Equity Incentive Plan

    The 2007 Management Equity Incentive Plan was approved by stockholders at the June 15, 2007 Annual Meeting.  The plan provides for the grant and issuance of up to 1,050,000 shares and options to the Company’s employees and consultants.  The plan became effective when the Company filed a registration statement on Form S-8 on July 25, 2007, and grants of 950,000 shares of common stock and options to purchase 7,661 shares of common stock became effective on that date.  Options to purchase 10,000 shares of common stock were granted in January 2008.  As discussed below, all grants are subject to vesting conditions, and certain grants are subject to additional market conditions.

Stock Options Issued under the 2003 and 2007 Management Equity Incentive Plans

    The 2003 Management Equity Incentive Plan provides for the granting of 377,339 options for the purchase of one share of common stock.  Options issued under the Management Equity Incentive Plan were granted during 2005 and 2006.  The options have a ten year term with vesting periods ranging from issuance date to three years.  Certain of these options had strike prices that were below the fair market value of the Company’s common stock on the date of grant.  All options have been granted to officers, employees and consultants of the Company.  365,000 options were granted under the plan during 2005, and the remaining 12,339 options were granted in 2006.

    The Company granted options to purchase 7,661 common shares at a price of $20.00 per share under the 2007 Management Equity Incentive Plan on July 25, 2007, and options to purchase 10,000 common shares at a price of $18.99 on January 9, 2008.  The options have strike prices that were slightly above the fair market value of the Company’s common stock on the date that the grant became effective.  The options have a ten year term with vesting periods ranging from issuance date to two years.  In August 2008, unexercised options to purchase 20,000 shares were forfeited, and previously recognized expenses of $66,000 related to the unvested portion of these awards was credited against stock based compensation expense in the current year.  Stock compensation expense related to these awards that was recognized in prior periods was reversed in the current year.  7,661 of the forfeited options are available for future awards under the terms of the 2007 Management Equity Incentive Program.

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

    The Company recognized stock option related compensation costs of $82,000 and $180,000 in fiscal 2008 and 2007, respectively, relating to these options.  The remaining $35,000 of unamortized expense was recognized in 2008.  No stock options were exercised during fiscal 2008.  Options to purchase 10,000 shares were exercised in 2007.

    A summary of option activity under the plans as of December 31, 2008, and changes during the current fiscal year is presented below:

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000’s)

Outstanding January 1, 2008	375,000	$13.06	7.5	$3,970
Granted	10,000	$18.99	7.3	112
Exercised	-	-	-	-
Forfeited or expired	(20,000)	-	-	(197)
Outstanding at December 31, 2008	365,000	$12.85	6.4	$3,885
Exercisable at December 31, 2008	365,000	$12.85	6.4	$3,885

    The weighted-average grant-date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 were $11.18, $9.43 and $10.08 per share, respectively.  The following table summarizes stock option activity for the periods noted.

		Weighted-
		Average
	Amount	Exercise Price

Outstanding at December 31, 2006	377,339	$12.95
Granted	7,661	$20.00
Expired or canceled	-	$-
Exercised	(10,000)	$13.95

Outstanding at December 31, 2007	375,000	$13.06
Granted	10,000	$18.99
Expired or canceled	(20,000)	$20.00
Exercised	-	-

Outstanding at December 31, 2008	365,000 (a)	$12.85

Options exercisable at December 31, 2008	365,000	$12.85

Weighted-average years of remaining contractual life of options outstanding at December 31, 2008	6.4

(a)	Exercise prices vary from $12.00 to $18.99, and expiration dates vary from May 2015 to December 2016.

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

    The initial Outside Director Compensation Plan award was made on November 14, 2006 and included 10,416 shares for service rendered during the 12 month service period ended June 30, 2004 and 2005 and 4,285 shares for services rendered during the 12 month service period ended June 30, 2006.  10,416 shares were issued immediately upon shareholder approval in November 2006, and the remaining 4,285 shares vested and were issued in January 2007.  A 4,599 share award for service during the plan year ended June 30, 2007 became effective on that date, and this award vested on January 31, 2008.  A 7,206 share award for service during the plan year ended June 30, 2008 became effective on that date, and this award will vest on January 31, 2009.

    The compensation cost of stock grants without market conditions is measured at the quoted market price of the Company’s stock at the date of grant.  The fair value of the two 2007 Management Equity Incentive Plan awards with market conditions was calculated using a lattice model using the following weighted average assumptions:

Risk free interest rate	4.74%
Current stock price	$19.74
Expected volatility	38%
Expected dividend yield	0.0%
Weighted average vesting period	2.0 years

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

    The lattice model calculates a derived service period, which is equal to the median period between the grant date and the date that the relevant market conditions are satisfied.  The derived service periods for the grants with $28 and $35 per share market conditions are 0.72 years and 1.01 years, respectively.  The weighted average vesting period is based on the latter of the derived service period and the scheduled vesting dates for each grant.

    The accompanying consolidated statements include approximately $4,276,000, $3,429,000, and $1,383,000 of stock based compensation expense related to these stock awards in the fiscal year ended December 31, 2008, 2007 and 2006, respectively.  On December 31, 2008, the unamortized compensation expense relating to these stock awards was $2,063,188.

    A summary of stock awards activity under the plans during the fiscal year ended December 31, 2008 and 2007 is presented below:

		Weighted-
		Average
		Grant-date
	Shares	Fair Value
		($000’s)

Nonvested at December 31, 2006	4,285	$82
Granted	954,599	9,620
Forfeited or canceled	-	-
Vested	(4,285)	(82)

Nonvested at December 31, 2007	954,599	$9,620
Granted	7,026	120
Forfeited or canceled	-	-
Vested	(54,599)	(1,090)

Nonvested at December 31, 2008	907,026	$8,650

Stock Purchase Warrants Issued to Non-Employees

    The Company accounts for equity securities issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force 96-18.  On November 30, 2004, the Company completed a private placement of 400,000 units, each Unit consisting of five (5) shares of the Company’s common stock and one (1) common stock purchase warrant.  Each of the 400,000 warrants entitle the holder to purchase one (1) share of common stock at an exercise price of $15.00 per share.  An additional 5,440 warrants were issued to an individual who assisted the company in identifying participants in the November 30, 2004 private placement and elected to receive a commission for the services in stock rather than cash.  Each warrant had a term of three (3) years and was callable at the Company’s option.

    During 2006, certain warrant holders exercised their rights to purchase 70,000 shares, and the Company received $1,050,000 from the sale of that common stock.  In 2007, the Company exercised a right to terminate the remaining warrants on March 2, 2007, subject to a 30 day notice period.  In response, the remaining warrant holders exercised their rights to purchase 335,440 shares of the Company’s common stock during the notice period, and the Company received $5.0 million from the sale of these shares.  Following this exercise, no warrants from this 2004 private placement remain outstanding.

    A private placement was completed by the Company in November and December of 2008 of 165,000 Units at the price of $31.50 per unit for proceeds of $5,197,500.  Each Unit consists of three (3) shares of the Company’s common stock and two (2) common stock purchase warrants.  The first warrant entitles the holder to purchase one (1) share of common stock at an exercise price of $12.50 per share.  This warrant has a term of one year, but is callable by the Company commencing six months following completion of the offering if the closing market price of the Company’s stock exceeds $18.75 for 10 consecutive trading days.  The second warrant entitles the holder to purchase one (1) share of common stock at an exercise price of $12.50 per share.  This warrant has a term of three years and is not callable by the Company.  330,000 warrants remain outstanding on December 31, 2008.

NOTE 11 – SEGMENT INFORMATION

    With Sun World’s 2003 filing of voluntary petitions for relief under Chapter 11 of the bankruptcy code as further described in Note 1, the primary business of the Company is to acquire and develop land and water resources.  As a result, the Company’s financial results are reported in a single segment.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

    The Company leases equipment and office facilities under operating leases that expire through 2012.  Aggregate rental expense under all operating leases was approximately $236,000, $140,000 and $116,000 in the years ended December 31, 2008, 2007 and 2006, respectively.  At December 31, 2008, the future minimum rental commitments under existing non-cancelable operating leases are as follows:

Year	$000’s

2009	365
2010	356
2011	210
2012	138

$1,069

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

NOTE 13 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands except per share data)
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Revenues	$17	$16	$247	$712
Operating loss	(4,008)	(2,641)	(2,381)	(2,571)
Net loss applicable to common stock	(4,979)	(3,698)	(3,486)	(3,746)
Basic and diluted net loss per common share	$(0.42)	$(0.31)	$(0.29)	$(0.30)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Revenues	$352	$5	$6	$63
Operating loss	(1,808)	(1,390)	(3,399)	(3,792)
Net loss applicable to common stock	(2,576)	(2,158)	(4,218)	(4,681)
Basic and diluted net loss per common share	$(0.22)	$(0.18)	$(0.35)	$(0.40)

NOTE 14 – FAIR VALUE MEASUREMENTS

    The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	Investments at Fair Value as of December 31, 2008
(in thousands)	Level 1	Level 2	Level 3	Total

Certificates of Deposit	$4,500	$-	$-	$4,500

Total investments at fair value	$4,500	$-	$-	$4,500

NOTE 15 – SUBSEQUENT EVENT

    On February 11, 2009, the Company and Metropolitan agreed to settle their differences and dismissed all outstanding claims remaining against each other in a filing with the Superior Court of Los Angeles.

Cadiz Inc.

Schedule 1 - Valuation and Qualifying Accounts

For the years ended December 31, 2008, 2007 and 2006 ($ in thousands)

	Balance at	Additions Charged to			Balance
Year ended	Beginning	Costs and	Other		at End
December 31, 2008	of Period	Expenses	Accounts	Deductions	of Period

Tax valuation allowance	$42,180	$4,220	$-	$-	$46,400

Year ended
December 31, 2007

Tax valuation allowance	$34,201	$7,979	$-	$-	$42,180

Year ended
December 31, 2006

Tax valuation allowance	$31,614	$2,587	$-	$-	$34,201

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CADIZ INC.

By:	/s/ Keith Brackpool
Keith Brackpool,
Chairman and Chief Executive Officer

Date:	March 11, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name and Position	Date

/s/ Keith Brackpool	March 11, 2009
Keith Brackpool, Chairman and
Chief Executive Officer
(Principal Executive Officer)

/s/ Timothy J. Shaheen	March 11, 2009
Timothy J. Shaheen, Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Stephen J. Duffy	March 11, 2009
Stephen J. Duffy, Director

/s/ Geoffrey Grant	March 11, 2009
Geoffrey Grant, Director

/s/ Winston H. Hickox	March 11, 2009
Winston H. Hickox, Director

/s/ Murray H. Hutchison	March 11, 2009
Murray H. Hutchison, Director

/s/ Raymond J. Pacini	March 11, 2009
Raymond J. Pacini, Director

/s/ Stephen E. Courter	March 11, 2009
Stephen E. Courter, Director