Form 10-K/A
period 2008-12-31
CADIZ INC
filed 2009-04-30
CIK 727273

united states
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-K/A
Amendment No. 1

[ √  ]           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2008
OR
   [    ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from ...... to ......

Commission File Number 000-12114

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
Yes        No   √

Indicate by a check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes        No   √

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   √    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2).
Large accelerated filer        Accelerated filer   √    Non-accelerated filer        Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes        No   √

The aggregate market value of the common stock held by nonaffiliates as of June 30, 2008 was approximately $182,690,120 based on 11,333,134 shares of common stock outstanding held by nonaffiliates and the closing price on that date.  Shares of common stock held by each executive officer and director and by each entity that owns more than 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.  As of April 16, 2009, the Registrant had 12,510,236 shares of common stock outstanding.

Documents Incorporated by Reference

None.

i

SIGNATURES	27

EXHIBIT INDEX	28

ii

 EXPLANATORY NOTE

     Cadiz, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 11, 2009 (“Original 10-K”).

      This Amendment is being filed to amend the Original 10-K to include the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K and to update certain information on the cover page. The Company is also updating its list of exhibits in Item 15 of this report to include the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934 required to be filed with this Amendment.  Except for the addition of the Part III information, the updates to the cover page, and the filing of related certifications, no other changes have been made to the Original 10-K.  This Amendment does not reflect events occurring after the filing of the Original 10-K or modify or update those disclosures affected by subsequent events.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Stockholders are cautioned that such statements involve risks and uncertainties. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management's beliefs and assumptions. Any statements contained herein, including without limitation, statements to the effect that we or our management "believes", "expects", "could", "may", "estimates", "will", "anticipates", "plans", or similar expressions that are not statements of historical fact should be considered forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in our Original Report with the Securities and Exchange Commission. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations are made as of the date of this Amendment and may change prior to the end of each quarter or the year. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise. The forward-looking statements and risk factors discussed herein do not reflect the potential impact of any mergers, acquisitions or dispositions.
iii

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Directors

     Our Board of Directors currently consists of eight directors.  Set forth below is certain biographical information, the present occupation and the business experience for the past five years or more of each director.

Name	Age	Position with Cadiz

Keith Brackpool	51	Chairman of the Board,
		President and Chief Executive Officer

Murray H. Hutchison	70	Director

Timothy J. Shaheen	49	Director, Chief Financial Officer and Secretary

Stephen J. Duffy	55	Director

Winston H. Hickox	66	Director

Geoffrey Grant	47	Director

Raymond J. Pacini	53	Director

Stephen E. Courter	54	Director

     Keith Brackpool is a founder of Cadiz, has served as a member of Cadiz' Board of Directors since September 1986, and has served as President and Chief Executive Officer of Cadiz since December 1991. Mr. Brackpool assumed the role of Chairman of the Board of Cadiz on May 14, 2001, and was the Chief Financial Officer from May 19, 2003 until October 2005. Mr. Brackpool has also been a principal of 1334 Partners L.P., a partnership that owns commercial real estate from 1989 to present.

     Murray H. Hutchison was appointed a director of Cadiz in June 1997. He is also a member of the Board of Managers (an LLC's functional equivalent of a Board of Directors) of Cadiz' subsidiary, Cadiz Real Estate LLC. In his capacity as a manager of the LLC, he performs essentially the same duties on behalf of the LLC as he would as an outside director for a corporation.  Since his retirement in 1996 from International Technology Corporation, a publicly traded diversified environmental management company, Mr. Hutchison has been self-employed with his business activities involving primarily the management of an investment portfolio. From 1976 to 1996, Mr. Hutchison served as Chief Executive Officer and Chairman of International Technology.  Mr. Hutchison currently serves as Chairman of the Board of Texas Eastern Product Pipelines Company (TEPPCO), a publicly traded company operating in refined petroleum products, liquefied petroleum gases and petrochemical transportation and storage.  Mr. Hutchison serves as lead director on the board of Jack in the Box, Inc., a publicly traded fast food restaurant chain; and as a director on the board of Cardium Therapeutics, Inc., a publicly traded medical technology company. Additionally, Mr. Hutchison serves as Chairman of the Huntington Hotel Corporation, owner of a privately owned hotel and office building, and as a director of several other non-publicly traded U.S. companies.

     Timothy J. Shaheen was appointed Chief Financial Officer and Secretary of Cadiz in November 2008, and has served as a director of Cadiz since March 1999.  Mr. Shaheen is a private investor and principal of Difinity Capital Partners LLP.  Mr. Shaheen, is also the sole member and manager of AG Derivatives, L.L.C., which has provided agricultural management consulting services to Cadiz since January 1, 2008.  From September 1996 to April 2005, Mr. Shaheen served as the President, Chief Executive Officer and a director of Sun World International.  Prior to joining Sun World, Mr. Shaheen served as a senior executive with Albert Fisher North America, a publicly traded domestic and international produce company from 1989 to 1996. While with Albert Fisher, Mr. Shaheen also served as director of its Canadian produce operations and as a director of Fresh Western Marketing.  Prior to his employment with Albert Fisher, Mr. Shaheen has seven years of experience with the accounting firm of Ernst & Young LLP. Mr. Shaheen is a certified public accountant.

     Raymond J. Pacini was appointed a director of Cadiz effective June 16, 2005.  Mr. Pacini was originally appointed to the Board as a nominee of ING pursuant to the rights of ING, our prior lender, as a former holder of Cadiz' Series F preferred stock.  As of June 29, 2006, Cadiz' loan with ING was paid in full and ING's right to designate members of our Board of Directors was terminated.  Mr. Pacini remained on the Board as a designee of Peloton, our lender after ING, pursuant to the right of Peloton to designate a single director under the terms of Cadiz' credit facility with Peloton.  As of April 16, 2008, LC Capital Master Fund acquired the interest in Peloton in our credit facility.  Peloton’s right to designate a director was personal to Peloton and was not assigned to LC Capital Master Fund.  Mr. Pacini remained on our Board as a director but not as the designee of any entity.  Since May 1998, Mr. Pacini has been the President, Chief Executive Officer and a Director of California Coastal Communities, Inc., a publicly traded (NASDAQ:CALC) residential land development and homebuilding company operating in Southern California.  From June 1990 until May 1998, Mr. Pacini was the Chief Financial Officer of CALC (formerly known as Koll Real Estate Group, Inc. and Henley Properties, Inc.).

     Stephen J. Duffy was appointed a director of Cadiz effective July 3, 2006.  As of January 2008, Mr. Duffy serves as a Managing Principal for KayEl Capital LLC, a real estate investment company.  In 2007, Mr. Duffy was a Principal/Senior Vice President with IHP Capital Partners, a leading institutional investor in residential housing.  From 2004 - 2006 Mr. Duffy served as Chief Operating Officer for Western National Realty Advisors.  Prior to joining Western National Realty Advisors, Mr. Duffy was the Partner-in-Charge of Real Estate Capital Markets for the Western U.S. with Ernst & Young, LLP.  Ernst & Young, LLP merged with Kenneth Leventhal & Company in 1995, and Mr. Duffy was the Managing Partner of Kenneth Leventhal & Company's Real Estate Consulting Practice in Newport Beach, California at that time.

     Winston Hickox was appointed a director of Cadiz effective October 2, 2006.   Mr. Hickox is currently a partner at California Strategies, a public policy consulting firm.  From 2004 - 2006 Mr. Hickox completed a two-year assignment as Sr. Portfolio Manager with the California Public Employees’ Retirement System (CalPERS) where he assisted with the design and implementation of a series of environmentally oriented investment initiatives in the Private Equity, Real Estate, Global Public Equities, and Corporate Governance segments of the fund’s $211 billion investment portfolio.  Prior to his assignment at CalPers, from 1999 - 2003, Mr. Hickox served as Secretary of the California Environmental Protection Agency and a member of the Governor’s cabinet.  Mr. Hickox’s environmental policy experience also includes two years as an alternate member of the California Coastal Commission  (1997-1999); seven years as Special Assistant of Environmental Affairs for California Governor Edmund G. Brown, Jr.  (1975 - 1983); twelve years on the board of the California League of Conservation Voters, including a four-year term as Board President  (1994 - 2006); and two years on the boards of Audubon California and Sustainable Conservation  (2004 - 2006).  Additionally, Mr. Hickox is currently serving as a member of the board of Thomas Properties Group, a publicly traded full service real estate investment firm, Optimal Technologies International Inc., a privately held corporation in the energy technology sector, and as a member of the Sacramento County Employees’ Retirement System board. Earlier in his professional career, Mr. Hickox was a partner and Managing Director with LaSalle Advisors, Ltd., a major force in the world's real estate capital markets, and a Managing Director with Alex Brown Kleinwort Benson Realty Advisors Corp., where he served as head of the firm’s Portfolio Management Group.

     Geoffrey Grant was appointed a director of Cadiz effective January 22, 2007. Mr. Grant is presently a Managing Partner and the Chief Investment Officer of Grant Capital Partners founded in 2008.  Prior to founding Grant Capital Partners, Mr. Grant was a Managing Partner and the Chief Investment Officer of Peloton Partners LLP, a global asset management firm.  Mr. Grant co-founded Peloton Partners LLP in 2005.  Prior to Peloton Partners LLP, Mr. Grant was with Goldman Sachs for 15 years, from 1989 to 2004.  Mr. Grant’s last responsibility at Goldman Sachs was as Head of Global Foreign Exchange and Co-head of the Proprietary Trading Group in London.  Mr. Grant began his career at Morgan Stanley, working in New York and Tokyo from 1981 to 1989.

     Stephen E. Courter was appointed a director of Cadiz effective October 9, 2008.  Mr. Courter was appointed to the Board as a designee of LC Capital Master Fund for a term expiring at the 2009 annual meeting of stockholders.  Mr. Courter is currently on the faculty of the McCombs School of Business, University of Texas at Austin.  Mr. Courter also serves as a director of Pointserve, a privately held information technology firm in Austin, Texas.  Prior to joining the faculty Mr. Courter served as CEO and Director of Broadwing Communications from 2006 to 2007.  Prior to holding that position, Mr. Courter served as CEO and Chairman of NEON Communications from 2000 to 2006.  Prior to 2000, Mr. Courter held various executive positions, both in the United States and Europe in several major telecommunication firms.

Executive Officers

    The following is a list of our current executive officers who are not also directors and their principal positions:

Name	Age	Position with Cadiz

Richard E. Stoddard	58	Assistant Secretary, Chairman of the Board of
		Managers and CEO of Cadiz Real Estate LLC

     Richard E. Stoddard serves as Chairman and CEO of the Board of Managers of Cadiz Real Estate LLC, a wholly-owned subsidiary of Cadiz, as a consultant, directing the Company’s legal activities and development of the Cadiz Valley water project and other Cadiz real estate assets.  Mr. Stoddard also serves as the Assistant Secretary of Cadiz.  In addition, since 1988, Mr. Stoddard has served as the Chairman and CEO of Kaiser Ventures LLC, an unrelated company involved in real estate development and waste management projects in southern California.

Corporate Governance

Director Independence

     Messrs. Hutchison, Duffy, Pacini, Hickox, and Courter have all been affirmatively determined by the Board to be "independent" under all relevant securities and other laws and regulations, including those set forth in SEC and regulations and pertinent listing standards of the NASDAQ Global Market, as in effect from time to time.

     The Company's independent directors meet routinely in executive session without the presence of management.

Independence of Committee Members

     The Board maintains three committees, whose functions are described below.  The Board has determined that all members of its committees are independent.  Each committee maintains a written charter detailing its authority and responsibilities.  These charters are reviewed periodically as legislative and regulatory developments and business circumstances warrant and are available in their entirety on the Company's website at http://www.cadizinc.com and to any stockholder otherwise requesting a copy.

Meetings and Committees of the Board of Directors

     During the year ended December 31, 2008, the Board of Directors held seven formal meetings, conferred on a number of occasions through telephone conferences, and took action, when appropriate, by unanimous written consent.  All members of the Board of Directors were present at each meeting, with the exception of (i) Mr. Pacini, Mr. Hutchison and Mr. Grant, who were unable to attend one telephonic meeting, and (ii) Mr. Courter, who was appointed to the Board of Directors in October 2008 and attended all meetings held after such appointment date.

     The Board of Directors has three standing committees, the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee, each of which is comprised entirely of directors whom the Board has affirmatively determined to be independent, as they meet the objective requirements set forth by the NASDAQ Global Market and the SEC, and have no relationship, direct or indirect, to the Company other than as stockholders or through their service on the Board.

     The Audit Committee is responsible for (i) considering the adequacy of the Company's internal accounting control procedures, (ii) overseeing the Company's compliance with legal and regulatory requirements, (iii) reviewing the independent auditor's qualifications and independence, (iv) the appointment, compensation and oversight of all work performed by the independent registered public accounting firm and (v) overseeing the accounting and financial reporting processes of the Company and the audits of the financial statements of the Company.  The Committee advises and makes recommendations to the Board of Directors regarding the financial, investment and accounting procedures and practices followed by the Company.  The Committee operates under a written charter adopted by the Board of Directors, which is available on the Company's website at http://www.cadizinc.com and to any stockholder otherwise requesting a copy.  The Audit Committee is currently composed of Raymond J. Pacini, Stephen J. Duffy, Winston H. Hickox and Stephen E. Courter.  The Board has determined that all members of its Audit Committee are independent.  The Audit Committee met five times during the year ended December 31, 2008.  All the members of the Audit Committee were present at each meeting with the exception of Mr. Hickox, who was unable to attend one meeting, and Mr. Courter who attended all meetings held after his December 16, 2008 appointment to the Audit Committee.

     The Compensation Committee oversees compensation of the Chief Executive Officer and key executives and oversees regulatory compliance with respect to the Company's compensation matters.  The Committee also oversees the Company's compensation policy applicable to senior management of the Company and advises and makes recommendations to the Board of Directors regarding the compensation of directors and executive officers.  The Committee operates under a written charter adopted by the Board of Directors, which is available on the Company's website at http://www.cadizinc.com and to any stockholder otherwise requesting a copy.  The Compensation Committee is currently composed of Mr. Hutchison, Mr. Pacini, Mr. Duffy, Mr. Hickox and Mr. Courter.  The Board has determined that all members of its Compensation Committee are independent.  The Compensation Committee met one time during the year ended December 31, 2008.  All the members of the Compensation Committee were present at the meeting.

     The Corporate Governance and Nominating Committee is responsible for the establishment of procedures for the Committee's oversight of the evaluation of the Board and management.  The Committee makes recommendations to the Board of corporate guidelines applicable to the Company.  The Committee is also responsible for the identification and recommendation to the Board of qualified candidates for nomination to the Company's Board of Directors. The Committee will consider director candidates recommended by stockholders provided the nominations are received on a timely basis and contain all information relating to such nominee as is required to be disclosed in solicitations of proxies for elections of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, including such person's written consent to being named in the Proxy Statement as a nominee and to serve as a director if elected, the name and address of such stockholder or beneficial owner on whose behalf the proposed nomination is being made, and the class and number of shares of the Company owned beneficially and of record by such stockholder or beneficial owner.  The Corporate Governance and Nominating Committee will consider nominees suggested by stockholders on the same terms as nominees selected by the Corporate Governance and Nominating Committee.  The Corporate Governance and Nominating Committee believes that nominees for election to the Board of Directors must possess certain minimum qualifications.  The Committee will consider a candidate's judgment, skill, diversity, experience with businesses and other organizations of comparable size, financial background, beneficial ownership of the Company, and the interplay of the candidate's experience with the experience of other Board members, among other factors, in assessing a candidate.  Except as set forth above, the Corporate Governance and Nominating Committee does not currently have a formal policy regarding the handling or consideration of director candidate recommendations received from a stockholder, or a formal process for identifying and evaluating nominees for directors (including nominees recommended by stockholders).  These issues will be considered by the Corporate Governance and Nominating Committee, which will then make a recommendation to the Board.  The Corporate Governance and Nominating Committee operates under a written charter adopted by the Board of Directors, which is available on the Company's website at http://www.cadizinc.com and to any stockholder otherwise requesting a copy.   The Corporate Governance and Nominating Committee is currently composed of Mr. Hutchison, Mr. Pacini, Mr. Duffy, and Mr. Hickox.  The Board has determined that all members of its Corporate Governance and Nominating Committee are independent. The Corporate Governance and Nominating Committee met twice during the year ended December 31, 2008.  All the members of the Corporate Governance and Nominating Committee were present at the meeting.

     The Board of Directors has determined that Mr. Pacini, a member of the Company's Audit Committee, is an "audit committee financial expert" as that term is defined in Item 401(h) of Regulation S-K under the Securities Act.

Audit Committee Report

     As of December 31, 2008, the Audit Committee is composed of Raymond J. Pacini, Stephen E. Courter, Stephen J. Duffy and Winston H. Hickox.

     Each member of the Committee is an independent director as defined under the listing standards of the NASDAQ Global Market. The Committee operates under a written charter that is reviewed on an annual basis.  During fiscal 2008, the Audit Committee performed all of its duties and responsibilities under its charter.  The purpose of the Audit Committee is to assist the Board of Directors in its oversight of management's control of Cadiz financial reporting processes.

     Management is responsible for the preparation, presentation, and integrity of Cadiz' financial statement, accounting and financial reporting principles, internal controls, and procedures designed to ensure compliance with accounting standards, applicable laws and regulations.  The Audit Committee reviews Cadiz' accounting and financial reporting process on behalf of the Board of Directors.  In that regard, of the five times the Committee met in 2008, three of these meetings and one meeting in 2009 were to exercise the Committee's responsibilities related to the Company's quarterly and annual financial statements for fiscal 2008 and management's assessment of the effectiveness of Cadiz' internal controls over financial reporting as of December 31, 2008.  During these meetings, the Committee reviewed and discussed with management and PricewaterhouseCoopers LLP, Cadiz' independent registered public accounting firm, Cadiz' consolidated financial statements, including its audited consolidated financial statements for the year ended December 31, 2008, and financial reporting process, including the system of internal controls over financial reporting and significant accounting policies applied by Cadiz.

     The Audit Committee also reviewed the report of management contained in Cadiz' Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission, as well as PricewaterhouseCoopers LLP's Report of Independent Registered Public Accounting Firm included in Cadiz' 2008 Annual Report on Form 10K related to its audit of: (i) the consolidated financial statements and (ii) the effectiveness of internal control over financial reporting.  The Audit Committee continues to oversee Cadiz' efforts related to its internal control over financial reporting and management's preparations for the evaluation of its internal controls for fiscal 2009.

     The Committee is directly responsible for the appointment, compensation, retention and oversight of the work of PricewaterhouseCoopers LLP. The Committee regularly meets in executive session with PricewaterhouseCoopers LLP, without management present, to discuss the results of their examinations, evaluations of Cadiz' internal controls and the overall quality of Cadiz' financial reporting.

     Cadiz' independent registered public accounting firm is responsible for performing an independent audit of the consolidated financial statements of Cadiz and expressing an opinion on the conformity of Cadiz' financial statements with U.S. generally accepted accounting principles. The Committee discussed with Cadiz' independent registered public accounting firm the scope and plan for its audits including the review of internal controls prescribed in Section 404 of the Sarbanes-Oxley Act of 2002. The Committee has discussed with PricewaterhouseCoopers LLP the matters that are required to be discussed by Statement on Auditing Standards No. 61, as amended (Communication with Audit Committees) as adopted by the Public Company Accounting Oversight Board in Rule 3200T. PricewaterhouseCoopers LLP has provided the Committee with the written disclosures and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding PricewaterhouseCoopers LLP’s communications with the Committee concerning independence, and have discussed with the PricewaterhouseCoopers LLP its independence from Cadiz. The Committee also considered the nature and scope of the non-audit services provided by PricewaterhouseCoopers LLP to Cadiz and the compatibility of these services with PricewaterhouseCoopers LLP's independence. The Committee pre-approves all audit and permitted non-audit services to be performed by Cadiz' independent registered public accounting firm pursuant to the terms of the Committee's written charter.

     In reliance on the reviews and discussions referred to above, the Committee recommended to the Board of Directors, and the Board of Directors has approved, that the audited financial statements be included in Cadiz' Annual Report on Form 10-K for the year ended December 31, 2008.  The Committee also appointed PricewaterhouseCoopers LLP as Cadiz' independent registered public accounting firm for 2009, and has recommended that such appointment be submitted to Cadiz' stockholders for ratification at the 2009 Annual Meeting of Stockholders.

THE AUDIT COMMITTEE

Raymond J. Pacini
Stephen E. Courter
Stephen J. Duffy
Winston H. Hickox

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires Cadiz' directors and executive officers, and persons who beneficially own more than 10% of a registered class of Cadiz' equity securities ("reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Cadiz.  Reporting persons are required by Commission regulations to furnish Cadiz with copies of all Section 16(a) forms they file.

     To Cadiz' knowledge, based solely on a review of the copies of reports and amendments thereto on Forms 3, 4 and 5 furnished to us by reporting persons and forms that we filed on behalf of certain directors and officers, during, and with respect to, Cadiz' fiscal year ended December 31, 2008, and on a review of written representations from reporting persons to Cadiz that no other reports were required to be filed for such fiscal year, all Section 16(a) filing requirements applicable to Cadiz' reporting persons were satisfied in a timely manner, except that a Form 3 and Form 4 filing of LC Capital Master Fund, and a Form 3 filing of Mr. Courter, were inadvertently filed late.

Code of Ethics

     Cadiz has adopted a code of ethics that applies to all of its employees, including its chief executive officer and chief financial officer.  A copy of the code of ethics may be found on Cadiz' website at http://www.cadizinc.com. Any employee who becomes aware of any existing or potential violation of the code of ethics is required to report it.  Any waivers from and amendments to the code of ethics granted to directors or executive officers will be promptly disclosed on the Company's website at http://www.cadizinc.com.

ITEM 11.  Executive Compensation

Compensation Discussion and Analysis

Compensation Philosophy

     Our executive compensation programs are designed to enhance operating performance and to maximize the long-term value of our assets and stockholder value by aligning the financial interests of the executive officers and management with those of our stockholders.  Such a compensation program helps to achieve Cadiz' business and financial objectives and provide incentives needed to attract and retain well-qualified executives in a highly competitive marketplace.

     Our development activities are inherently long-term in nature.  Our quarterly and annual results of operations have not, and in the near term are not expected to, bear a direct relationship to the progress made by us in the development of our land and water resources.  Accordingly, in order to achieve our basic goal of matching the financial interest of our executive officers and management with those of our stockholders, our compensation program emphasizes long-term incentives.  In this respect, our compensation program is weighted more heavily towards long-term incentives than is typical of other companies with similarly sized asset portfolios.  Through the programs described below, a very significant portion of our executive compensation is linked to share price appreciation and corporate performance.

     Our Board of Directors has formed a Compensation Committee which is responsible for reviewing and establishing the compensation payable to our executive officers, including our Chief Executive Officer.  For executive officers other than the Chief Executive Officer, the Committee establishes compensation levels based, in part, upon the recommendations of our Chief Executive Officer.  Currently, we have only three executive officers, including our Chief Executive Officer.  The Compensation Committee is therefore able to consider the performance of each officer on an individual basis in adjusting base salary levels and in determining additional incentive compensation, such as the cash awards and long term incentives discussed below.

Elements of Compensation

     Our compensation program has three primary components: base salary, performance-based cash awards and long-term incentives through stock awards.

     BASE SALARY.  In light of our emphasis on long-term incentives, the base salary component of our compensation program is lower than that typically provided by similarly sized companies.  No specific or set formula has been used to tie base salary levels to precise measurable factors; rather, current base salaries have been established by agreements negotiated directly with our key executives.

     Our Chief Executive Officer, Mr. Keith Brackpool, is charged with the overall responsibility for our company's performance.  Mr. Brackpool is compensated pursuant to a written agreement effective as of February 1, 2003, which established a base salary of $250,000 per year.  This base salary was increased to $400,000 per year effective as of January 1, 2007.  In 2003 there was significant uncertainty concerning the company's ability to continue with the development of its resource development programs.  This uncertainty was due to, among other things, the Metropolitan Water District of Southern California's decision in October 2002 to not accept the right of way grant offered by the U.S. Department of the Interior to our water storage and supply program and refusal to consider whether or not to certify the program's final environmental impact report.  In light of then existing circumstances, the written agreement entered into with Mr. Brackpool in 2003 reduced his base salary to 50% of its previous amount but also allowed Mr. Brackpool to provide services to Cadiz on a non-exclusive basis.

     Under Mr. Brackpool's leadership during the subsequent six years, our company has made significant progress towards resolving the uncertainties concerning our ability to continue developing our assets and in the development process.  On February 11, 2009, we and the Metropolitan Water District agreed to settle our differences and dismissed all outstanding claims remaining against each other removing an impediment to the company's ability to negotiate agreements with water purveyors that rely upon Metropolitan for a portion of their water.  Furthermore in September 2008, the company entered into a 99-year lease agreement with the Arizona and California Railroad Company (ARZC) providing the company with an alternative right-of-way for the construction of a conveyance pipeline connecting our water storage and supply project to the Colorado River Aqueduct.    With the dismissal of the Metropolitan Water District litigation, the company can now focus its attention entirely on the development of our water storage and supply project and its other assets through such alternative arrangements.

     The Compensation Committee has taken Mr. Brackpool's role in advancing the company's interests during this period, as well as the importance of his ongoing role in the development of our properties, into consideration in approving the increase in his base salary to its current level.  Mr. Brackpool's base salary remains lower than he was entitled to receive prior to February 2003.

     Mr. Richard Stoddard serves as Chairman and Chief Executive Officer of the Board of Managers of Cadiz Real Estate LLC, our subsidiary holding title to our land and water assets, pursuant to a consulting agreement with us.  Effective January 1, 2007, Mr. Stoddard received an increase in his monthly consulting fee to $25,000 given his role in advancing the company's interests during the last several years, as well as the importance of his ongoing role in the development of our properties.  He had been receiving a monthly consulting fee of $20,833 since the commencement of his consulting agreement in 2002.

     Mr. O'Donnell Iselin II served as our Chief Financial Officer until November 19, 2008 pursuant to an employment agreement negotiated and entered into when he joined us in September, 2005, providing for an annual base salary of $165,000 which was increased to an annual rate of $175,000 on January 1, 2008.

    Effective November 19, 2008, Mr. Timothy J. Shaheen became our Chief Financial Officer and receives compensation for such services in the amount of $10,000 per month.  In addition, as of January 1, 2009, Mr. Shaheen was no longer eligible to participate in our Outside Director Compensation Plan and his compensation for service as our Chief Financial Officer was adjusted to enable him to receive the amount he would have otherwise received under the Outside Director Compensation Plan.  Mr. Shaheen’s  compensation as Chief Financial Officer is in addition to the compensation payable to him for his consulting services to the company under the existing consulting agreement between AG Derivatives, L.L.C. and Cadiz and the compensation he received for service in 2008 as a non-employee director under our Outside Director Compensation Plan.

     PERFORMANCE-BASED CASH AWARDS.  The Compensation Committee believes that it is important to offer cash incentives to executives for the achievement of specified objectives that yield increased value for stockholders.  Although the Compensation Committee relies primarily upon the grant of equity based awards to reward executive performance (see "Long-Term Incentives" below), the Compensation Committee will utilize performance-based cash awards from time to time to provide additional incentives.  The Compensation Committee awarded Mr. Iselin a $20,000 performance based cash bonus in 2008, an amount equivalent to 11.4% of his $175,000 annual base salary in 2008.

     LONG-TERM INCENTIVES.  The primary form of incentive compensation that we offer to our executives consists of long-term incentives in the form of equity based awards.  This form of compensation is intended to help retain executives and motivate them to improve our long-term performance and hence long-term stock market performance.  The value of these equity based awards will increase as our stock price increases.

     The Compensation Committee views the grant of equity based awards as both a reward for past performance and an incentive for future performance.  Equity based awards may vest immediately upon grant, with the passage of time, at the discretion of the Board, and/or upon the achievement of certain specific performance goals.

     In December 2003, the Compensation Committee, the Board of Directors and our senior secured lender agreed to implement a Management Equity Incentive Plan (the "2003 Incentive Plan"), which provided equity based awards to our key personnel.  All shares and options authorized for issuance under the 2003 Incentive Plan have been allocated.

     In order for the company to continue to utilize equity based awards as our primary form of incentive compensation after all shares and options in our 2003 Incentive Plan were allocated, in March 2007 the Board approved a new equity incentive program (the "2007 Incentive Plan") which was approved by our stockholders at the company’s 2007 Annual Meeting of Stockholders.  1,050,000 shares were reserved for issuance under the 2007 Incentive Plan, and all but 100,000 of such shares were allocated for issuance at the time of approval of the 2007 Plan.

     800,000 of the 1,050,000 shares reserved under the 2007 Incentive Plan were designated as Milestone-Based Deferred Stock, none of which were ultimately issued.  600,000 of such 800,000 shares were allocated for issuance to Mr. Brackpool, and 200,000 to Mr. Stoddard, with such issuance subject to the satisfaction of certain milestone conditions relating to the trading price of our common stock during the period commencing March 13, 2007 ending March 12, 2009.  The milestone conditions were not satisfied by March 12, 2009 resulting in the expiration of all 800,000 shares.  With the expiration of these milestone based shares, the Compensation Committee intends to conduct a review of our compensation programs for senior management.  In so doing, the Committee will consider and discuss with management the advisability and possible structure of alternative forms of incentive and other compensation.

     Of the remaining 250,000 shares reserved under the 2007 Incentive Plan, 150,000 were allocated to Mr. Stoddard as Time-Based Deferred Stock, subject to time-based vesting conditions.  The Time-Based Deferred Stock vest and are issuable to Mr. Stoddard in three equal installments on January 1, 2008, January 1, 2009 and January 1, 2010.   The vesting and issuance of any installment of the Time-Based Deferred Stock is generally subject to the further condition that Mr. Stoddard be an employee, consultant or independent contractor for us on the relevant vesting date.  However, in the event Mr. Stoddard is terminated by us without cause, or in the event of a change of control of the company, then all as yet unvested Time-Based Deferred Stock shall immediately vest and be issuable in full.

     10,000 of the remaining 100,000 shares reserved under the 2007 Incentive Plan were issued to an employee in the form of stock options.

Severance and Change in Control Provisions

     Our compensation arrangements with Messrs. Brackpool and Stoddard provide for, and the compensation arrangement that existed with Mr. Iselin during his employment with us provided for, certain severance provisions and benefits associated with various termination scenarios, as well as certain vesting acceleration for equity-based compensation in the event of a change-in-control.  The severance and change in control provisions are designed to be competitive in the marketplace and provide security for these executives in the event that the Company is acquired and their position is impacted.  This will allow our executives to consider and implement transformative transactions of significant benefit to our stockholders without undue concern over their own financial situations.

     A summary of the severance and change-in-control provisions applicable to compensation arrangements with our executive officers named in the Summary Compensation Table, along with a quantification of the benefits available to each named officer, can be found in the section of this report captioned "Potential Payments upon Termination or Change in Control".

Tax and Accounting Considerations

Impact of Code Section 162(m)

     The Compensation Committee has considered the impact of provisions of the Internal Revenue Code of 1986, specifically Code Section 162(m). Section 162(m) limits to $1 million our deduction for compensation paid to each of our executive officers, which does not qualify as "performance based".

     Shares of stock issued to executives under the 2003 Incentive Plan and the 2007 Incentive Plan do not qualify as performance-based compensation, and therefore, the portion of the compensation expense related to the Plans that exceeds $1 million is not deductible.

     In light of our federal and state net operating loss carryforwards (approximately $93.6 million and $39.3 million as of December 31, 2008, respectively), we do not expect the tax deductions lost as a result of the application of Section 162(m) to have a material impact upon our financial results.

Compensation Committee Report

     The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management of the Company.  Based on this review and discussion, we recommend to the Board of Directors that the Compensation Discussion and Analysis be included in this report.

THE COMPENSATION COMMITTEE

Murray H. Hutchison, Chairman
Raymond J. Pacini
Stephen J. Duffy
Winston H. Hickox
Stephen E. Courter

Executive Compensation Tables

Summary Compensation Table

     The following table shows information concerning the compensation for our last three fiscal years of our chief executive officer, our chief financial officer, our former chief financial officer, and the chief executive officer of our subsidiary, Cadiz Real Estate LLC.  Equity compensation amounts have been computed in accordance with FAS 123R and do not in each case reflect amounts actually received by these executives.

     In particular, $3,688,784 and $1,229,595 attributed in the table to Keith Brackpool and Richard Stoddard, respectively, relate to conditional stock awards for which the vesting conditions were not satisfied.  No shares will be issued to Messrs. Brackpool and Stoddard with respect to these conditional awards.  Nevertheless, these amounts are required to be included in the table pursuant to FAS 123R.  See footnotes 4 and 9 below.

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(2) ($)	All Other Compensation(3) ($)	Total ($)
Keith Brackpool Chairman, Principal Executive Officer and President	2008 2007 2006	400,000 400,000 250,000	- - -	2,289,923(4) 1,398,861(4) 451,475	- - 203,917	45,431 29,457 14,991	2,735,354 1,828,318 920,383
Timothy J. Shaheen Principal Financial Officer and Secretary(5)	2008 2007 2006	14,000 - -	- - -	18,877(6) - -	- - -	180,000(7) - -	212,877 - -
O'Donnell Iselin II Former Principal Financial Officer and Secretary(8)	2008 2007 2006	154,863 165,000 165,000	20,000 20,000 41,250	- - -	- 65,697 218,990	33,798 7,742 6,599	208,661 258,439 431,839
Richard E. Stoddard Chairman, Cadiz Real Estate LLC	2008 2007 2006	300,000 300,000 250,000	- - -	1,868,427(9) 1,913,754(9) 451,475	- - 203,917	- - -	2,168,427 2,213,754 905,392

(1)	The executive officers listed in the Summary Compensation Table above are our only executive officers.

(2)
This amount discloses the dollar amount of compensation cost recognized for the respective fiscal year in accordance with FAS 123R. The assumptions used to value the stock options were disclosed in note 10 to the Company’s consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2008 and are incorporated herein by reference.   All amounts shown for Mr. Iselin pertain to stock options that have since expired.

(3)
All Other Compensation includes a 401k match that is generally available to all employees.  Messrs. Brackpool and Iselin received $15,730 and $7,661, respectively, in 401k matching contributions in 2008.  In 2008, Mr. Brackpool’s Other Compensation also includes $27,495 of company paid expenses related to a leased automobile and $2,205 related to life insurance.  Mr. Iselin’s Other Compensation for 2008 includes $6,000 in a car allowance and $20,137 in severance benefits consisting of the continuation of his base salary from the November 19, 2008 effective date of the termination of employment with us through the end of the fiscal year.  The value of perquisites for each of the other executive officers was less than $10,000, and thus no amount relating to perquisites is included in the Summary Compensation Table.

(4)
All of the amount shown pertains to shares of Milestone-Based Deferred Stock, none of which vested because the milestone conditions, tied to the trading price of our stock, were not satisfied prior to the expiration of the milestone period.  This column discloses the dollar amount of compensation cost recognized in the respective fiscal year in accordance with FAS 123R. The assumptions used to value the stock are disclosed in note 10 to the Company’s consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2008 and are incorporated herein by reference.

(5)	Mr. Shaheen became our Chief Financial Officer and Secretary effective November 19, 2008.

(6)
In 2008 Mr. Shaheen received shares of stock under our Outside Director Compensation Program for services performed as a non-employee director.  The amount shown in this column for Mr. Shaheen represents the dollar amount of compensation cost recognized in 2008 in accordance with FAS 123R.

(7)
Mr. Shaheen received cash fees in the amount of $30,000 in 2008 for his services as a non-employee director of Cadiz.  Additionally, effective January 1, 2008, Mr. Shaheen received compensation at the rate of $12,500 per month for agricultural management consulting services pursuant to a Consulting Agreement between Cadiz and AG Derivatives, L.L.C., a California limited liability company.  Mr. Shaheen is the sole member and manager of AG Derivatives, LLC.  See “Certain Relationships and Related Transactions", below.

(8)	Mr. Iselin served as our Chief Financial Officer and Secretary until November 19, 2008.

(9)
$763,308 of the amount shown for Mr. Stoddard in 2008 and $466,287 of the amount shown for Mr. Stoddard in 2007, pertains to shares of Milestone-Based Deferred Stock, none of which vested because the milestone conditions, tied to the trading price of our stock, were not satisfied prior to the expiration of the milestone period.  This column discloses the dollar amount of compensation cost recognized in the respective fiscal year in accordance with FAS 123R. The assumptions used to value the stock options are disclosed in note 10 to the Company’s consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2008 and are incorporated herein by reference.

Grants of Plan-Based Awards

     The following table sets forth each non-equity incentive plan award and equity award granted to our named executive officers during fiscal year 2008.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards ($)		Estimated Future Payouts Under Equity Incentive Plan Awards Target (#) Shares	All Other Stock Awards: Number of Securities (#)
						Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards($)
Name	Grant Date(1)	Target ($)	Maximum ($)
(a)	(b)	(d)	(e)	(g)	(j)	(k)	(i)
Keith Brackpool	-	-	-	-	-	-	-
Timothy J. Shaheen	6/30/08	-	-	-	1,171(2)	-	-
O’Donnell Iselin II	-	-	-	-	-	-	-
Richard E. Stoddard	-	-	-	-	-	-	-

(1)	The grant date set forth in this table is the date the grants became effective.

(2)
These shares constitute the 1,171 shares granted to Mr. Shaheen under Cadiz’ Outside Director Compensation Plan for services rendered by Mr. Shaheen as a non-employee director of Cadiz during the 12 month period ended June 30, 2008, which shares vested on January 31, 2009.

Outstanding Equity Awards at Fiscal Year-End

     The following table sets forth certain information concerning outstanding stock and option awards as of December 31, 2008 for each named executive officer.

	Option Awards				Stock Awards
Name	Securities Underlying Unexercised Options (#) Exercisable	Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Shares of Stock That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)(1)
Keith Brackpool(2)	100,000	-	12.00	5/4/15	-	-

Timothy J. Shaheen	-	-	-	-	-	-

O'Donnell Iselin II(3)	-	-	-	-	-	-

Richard E. Stoddard(4)	100,000	-	12.00	5/4/15	50,000(5)	625,500

(1)	Valued at the $12.51 closing price per share on the NASDAQ Global Market on December 31, 2008.
(2)
Does not include 600,000 shares of stock underlying Milestone-Based Deferred Stock granted to Mr. Brackpool, none of which vested because the milestone conditions, tied to the trading price of our stock, were not satisfied prior to the expiration of the milestone period.

(3)
Does not include 40,000 options granted to Mr. Iselin with an exercise price of $17.25 per share which, by the terms of the option grants, expired three months after his employment with the Company terminated.

(4)
Does not include 200,000 shares of stock underlying Milestone-Based Deferred Stock granted to Mr. Stoddard, none of which vested because the milestone conditions, tied to the trading price of our stock, were not satisfied prior to the expiration of the milestone period.

(5)	These shares represent the shares of time-based deferred stock issued to Mr. Stoddard under the 2007 Incentive Plan, which vested on January 1, 2009.

Option Exercises and Stock Vested

     The following table sets forth certain information concerning stock option exercises and restricted stock vesting during 2008 for each named executive officer.

	Option Awards		Stock Awards
Name	Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Keith Brackpool	—	—	—	—
Timothy J. Shaheen	—	—	876(2)	15,505
O'Donnell Iselin II	—	—	—	—
Richard E. Stoddard	—	—	50,000(3)	1,007,500
__________
(1)	Value realized equals the price per share of Cadiz common stock measured as the closing price of the stock on the vesting date multiplied by the number of shares received on vesting.
(2)
These shares represent the shares of deferred stock issued to Mr. Shaheen under Cadiz’ Outside Director Compensation Plan for his services as a non-employee director of Cadiz during the 12 month period ended June 30, 2007, which vested on January 31, 2008.

(3)	These shares represent the shares of time-based deferred stock issued to Mr. Stoddard under the 2007 Incentive Plan, which vested on January 1, 2008.

Pension Benefits

We do not have any qualified or non-qualified defined benefits plans.

Nonqualified Deferred Compensation

We do not have any non-qualified defined contribution plans or other deferred compensation plans.

Employment Arrangements

     For the fiscal year ended December 31, 2008, Mr. Brackpool was compensated under an Agreement Regarding Employment pursuant to which Mr. Brackpool received base compensation of $400,000 per year, plus certain fringe benefits including the use of a leased automobile and life and disability insurance benefits funded by us. While this Agreement requires Mr. Brackpool to perform his services in a satisfactory manner, it does not require that his services be provided on a full-time basis.  Although the initial term of the Agreement Regarding Employment ended September 30, 2003, Mr. Brackpool continues to provide services to us upon the terms and conditions set forth in this Agreement.

     For the fiscal year ended December 31, 2008, Mr. Stoddard was compensated in accordance with a Consulting Agreement dated August 1, 2002, and extended on January 1, 2004, pursuant to which he received $25,000.00 per month and which continues on a month to month basis until terminated by either party. Under this agreement Mr. Stoddard serves as the Chairman and CEO of the Board of Managers of Cadiz Real Estate LLC, the subsidiary of Cadiz.  The agreement also provides that Mr. Stoddard will participate in the Management Equity Incentive Plan and as a member of the key management team in any further equity grants considered by the compensation committee of the Board of Directors of Cadiz.

     Effective November 19, 2008, Mr. Timothy J. Shaheen became our Chief Financial Officer and receives compensation for such services in the amount of $10,000 per month.  In addition, as of January 1, 2009, Mr. Shaheen was no longer eligible to participate in our Outside Director Compensation Plan and his compensation for service as our Chief Financial Officer was adjusted to enable him to receive the amount he would have otherwise received under the Outside Director Compensation Plan.  Mr. Shaheen’s compensation as Chief Financial Officer is in addition to the compensation payable to him for his consulting services to the company under the existing consulting agreement between AG Derivatives, L.L.C. and Cadiz and the compensation he received for service in 2008 as a non-employee director under our Outside Director Compensation Plan.  Mr. Shaheen is the sole member and manager of AG Derivatives, LLC.

     Until the termination of his employment effective November 19, 2008, Mr. Iselin was compensated under an Employment Agreement which provided for an annual base salary of $165,000 which was increased on January 1, 2008 to $175,000 per annum.  Mr. Iselin was entitled to receive additional compensation in the form of bonuses at the sole discretion of the Board of Directors based on Mr. Iselin's performance. Mr. Iselin also received options from Cadiz' 2003 Management Equity Incentive Plan to purchase 40,000 shares of Cadiz' common stock at an exercise price of $17.25 per share, representing the fair market value of the Company's common stock as of the date of the Employment Agreement. 13,334 of the stock options vested upon commencement of employment, 13,333 vested upon the first anniversary of Mr. Iselin's employment with the Company and 13,333 vested upon the second anniversary of his employment.   None of Mr. Iselin’s options were exercised and all have since terminated.

     Mr. Iselin's Employment Agreement further provided for certain payments in the event of a termination of employment.   See "Potential Payments Upon Termination or Change in Control", below.

Potential Payments Upon Termination or Change in Control

     The following table and summary set forth estimated potential payments we would be required to make to our named executive officers upon termination of employment or change in control of the Company, pursuant to each executive’s employment agreement in effect at year end. Except as otherwise indicated, the table assumes that the triggering event occurred on December 31, 2008.

Name	Benefit	Termination without Cause or Resignation upon Company Material Breach ($)		Death or Disability ($)	Termination Following Change of Control ($)
Keith Brackpool	Salary	-		-	-
	Bonus	-		-	-
	Equity Acceleration	-		-	-
	Benefits Continuation	-		-	-
	Total Value	-		-	-

Timothy J. Shaheen	Salary	-		-	-
	Bonus	-		-	-
	Equity Acceleration	-		-	-
	Benefits Continuation	-		-	-
	Total Value	-		-	-

O'Donnell Iselin II	Salary	86,002	(1)	-	-
	Bonus	-		-	-
	Equity Acceleration	-		-	-
	Benefits Continuation	6,400	(2)	-	-
	Total Value	92,402		-	-

Richard E. Stoddard	Salary	-		-	-
	Bonus	-		-	-
	Equity Acceleration	-		-	625,500	(3)
	Benefits Continuation	-		-	-
	Total Value	-		-	625,500

(1)	Based on the actual severance amounts due Mr. Iselin due to his termination of employment on November 19, 2008.

(2)	The benefits amount includes a car allowance and 401(k) matching benefits for the six month period commencing November 19, 2008 and ending May 18, 2009.

(3)	Valued at the $12.51 closing price per share on the NASDAQ Global Market on December 31, 2008.

Termination without Cause or Resignation upon Company Material Breach

     Mr. Iselin’s Employment Agreement provided that if Mr. Iselin were terminated by us without cause or if he resigned due to a breach of his Employment Agreement by us, the Company was obligated to pay severance and continuation of benefits (to the extent such benefits could then be lawfully made available by the Company) for one hundred eighty days following the effective date of the termination, as though Mr. Iselin were continuing to provide services to the Company under his Employment Agreement.   Mr. Iselin’s employment with us terminated effective November 19, 2008.  Mr. Iselin's severance consists of a continuation of his base compensation and his fringe benefits.

     If Mr. Stoddard were terminated by us without cause, he would be entitled to, any shares, and such shares would immediately vest, of Time-Based Deferred Stock awarded to him under the 2007 Management Equity Incentive Plan.

Termination of Employment Due to Death or Disability

     Mr. Iselin’s Employment Agreement provided that if he died or became disabled, he or his estate would have been entitled to receive severance for ninety days consisting of his base compensation.

Change in Control

     Mr. Iselin’s Employment Agreement provided that if Mr. Iselin was terminated by us following a change in control, the Company was obligated to pay severance and continuation of benefits (to the extent such benefits could then be lawfully made available by the Company) for one year following the effective date of the termination, as though Mr. Iselin were continuing to provide services to the Company under his Employment Agreement.   Mr. Iselin's severance would have consisted of a continuation of his base compensation and his fringe benefits, to the extent such benefits could have been lawfully made available by the Company.

     In the event a change in control of the company occurs then all Time-Based Deferred Stock awarded to Mr. Stoddard under the 2007 Management Equity Incentive Plan would vest and be issuable in full.

Director Compensation

     The following table summarizes the compensation earned by each of the non-employee directors in 2008. Directors who are also officers or employees of the Company receive no compensation for duties performed as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
Stephen E. Courter	7,500	-	-	7,500
Stephen J. Duffy	30,000	18,877	-	48,877
Geoffrey Grant	30,000	18,877	-	48,877
Winston H. Hickox	30,000	18,877	-	48,877
Murray H. Hutchison	30,000	18,877	-	48,877
Raymond J. Pacini	30,000	18,877	-	48,877

(1)
This column discloses the dollar amount of compensation cost recognized in 2008 in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004) (“FAS 123R”), excluding forfeiture assumptions. These awards were valued at the market value of the underlying stock on the date of grant in accordance with FAS 123R.

(2)	Directors of the Company do not receive stock option awards.

Director Compensation Policy

     Under the Company's current compensation structure, all non-employee directors are entitled to receive, for each 12 month period ending June 30 of each year, the amount of $30,000, prorated for directors serving less than the full 12 months.  Payments are made in 4 quarterly installments of $7,500.  A director is entitled to a $7,500 fee for any quarter in which services are rendered.   Each June 30, non-employee directors are also entitled to receive a deferred stock award consisting of shares of the Company’s common stock with a value equal to $20,000 (calculated with reference to the average closing price of the Company’s common stock during the one month preceding the annual award date), prorated for directors serving less than the full 12 months.

Director Stock Ownership Policy

     The Company encourages stock ownership on behalf of its directors.  Thus, the Company’s compensation structure for non-employee directors includes awards of stock as compensation for director services.  See “Director Compensation Policy", above.

Compensation Committee Interlocks and Insider Participation

     In fiscal 2008, there were no Compensation Committee interlocks and no insider participation in Compensation Committee decisions that were required to be reported under the rules and regulations of the 1934 Act.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth the beneficial ownership of Cadiz voting securities, as of April 16, 2009, by each stockholder whom we know to own beneficially more than five percent of our common stock, and by each director, each named executive officer, and all directors and executive officers as a group, excluding, in each case, rights under options or warrants not exercisable within 60 days.  All persons named have sole voting power and investment power over their shares except as otherwise noted.
Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class
LC Capital Master Fund LC Capital Partners LP LC Capital Advisors LLC LC Capital International LLC Steven Lampe Richard F. Conway c/o Lampe, Conway & Co., LLC 680 Fifth Avenue, 12th Floor New York, New York 10019-5429	2,561,947(1)	17.70%

FMR LLC 82 Devonshire Street Boston MA 02109	1,140,326(2)	9.12%

Pictet Asset Management SA 60 Route Des Acacias Geneva 73 Switzerland CH-12 11	932,769(3)	7.46%

Persistency Persistency Capital LLC Andrew Morris 1270 Avenue of the Americas Suite 2100 New York, NY 10020	930,426(4)	7.44%

Bedford Oak Advisors, LLC Bedford Oak Partners, LP Harvey P. Eisen 100 South Bedford Road Mt. Kisco, NY 10549	879,100(5)	7.03%

Frost Gamma Investment Trust 4400 Biscayne Blvd Miami, FL 33137	732,187(6)	5.85%

Keith Brackpool c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	132,436 (7)	1.05%

Richard E. Stoddard c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	235,311(8)	1.87%

Timothy J. Shaheen c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	10,906	*

Murray Hutchison c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	12,256	*

Raymond J. Pacini c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	3,557	*

Stephen J. Duffy c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	2,047	*

Winston H. Hickox c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	1,828	*

Geoffrey Grant c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	1,609	*

Stephen Courter	0	*
c/o 550 S. Hope Street, Suite 2850
Los Angeles, CA 90071

O’Donnell Iselin	0(9)	*
c/o 550 S. Hope Street, Suite 2850
Los Angeles, CA 90071

All Directors and officers as a group (nine individuals)	399,950(7)(8)(9)	3.15%
______________________________________________________________

*	Represents less than one percent of the 12,510,236 outstanding shares of common stock of Cadiz as of the record date.

Footnotes

(1)
Based upon correspondence with Lampe, Conway & Co., LLC and Cadiz corporate records, the related entities beneficially own an aggregate of 2,561,947 shares of Cadiz common stock as of April 16, 2009. This includes the right to acquire 1,769,095 shares of common stock of Cadiz upon the conversion of the principal and interest of the loan under our credit facility, and the right to acquire 192,000 shares through the exercise of warrants issued by Cadiz as part of its November 2008 private placement.

(2)
Based upon a Schedule 13G/A filed with the SEC on February 17, 2009 by FMR LLC (“FMR”), FMR LLC and its affiliated entities beneficially own an aggregate of 1,140,326 shares of Cadiz common stock, and have sole voting and dispositive power of the stock.  According to the Schedule 13G/A, the shares of common stock listed include: (i) 100 shares beneficially owned by Fidelity Management & Research Company ("Fidelity"), a wholly owned subsidiary of FMR and a registered investment advisor, as a result of acting as investment advisor to several registered investment companies and (ii) 1,073,118 shares beneficially owned by Fidelity Special Situation, one of the investment companies.  According to the Schedule 13G, Edward C. Johnson 3rd and FMR each has sole power to dispose of the shares beneficially owned by the investment funds, and neither FMR nor Mr. Johnson has the sole power to vote or direct the voting of the shares beneficially owned by the Fidelity funds, which power resides with the funds' Board of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the funds' Board of Trustees.

(3)
Based upon a Schedule 13G/A filed with the SEC on February 11, 2009 and Cadiz corporate records of stock issuances, Pictet Asset Management SA beneficially owns an aggregate of 932,769 shares of Cadiz common stock and has sole voting and dispositive power of the stock.

(4)	Based upon a Schedule 13G/A filed on February 13, 2009 with the SEC, the listed related entities beneficially own an aggregate of 930,426 shares of Cadiz common stock.

(5)
Based upon a Schedule 13F-HR filed with the SEC on August 18, 2008 and correspondence with Bedford Oak Advisors LLC,  the listed related entities beneficially own an aggregate of 879,100 shares of Cadiz common stock.

(6)
Based upon a Schedule 13G/A filed on February 11, 2009 with the SEC, Frost Gamma Investment Trust beneficially owns an aggregate of 732,187 shares of Cadiz common stock and has sole voting and dispositive power of the stock.

(7)	Includes 100,000 shares underlying presently exercisable options.

(8)	Includes 50,000 shares previously granted under Cadiz’ 2007 Management Incentive Plan that will vest in January 2010 and 100,000 shares underlying presently exercisable options.

(9)
Mr. Iselin served as our Chief Financial Officer and Secretary until November 19, 2008.  Mr. Iselin is included in the table because he served as Cadiz’ Chief Financial Officer for a part of fiscal year 2008 and is therefore included as a named executive officerin the Summary Compensation Table for fiscal 2008.

Equity Compensation Plan Information

     The following table provides information as of December 31, 2008 with respect to shares of our common stock that may be issued under our existing compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	10,000	$18.99	90,000

Equity compensation plans not approved by stockholders	315,000(1)	$12.09	0

Total	325,000(2)	$12.31	0

(1)	Represents 315,000 options outstanding as of 12/31/08 under Cadiz' 2003 Management Equity Incentive Plan.
(2)
Does not include 40,000 options granted to Mr. Iselin with an exercise price of $17.25 per share which, by the terms of the option grants, expired three months after his employment with the Company terminated.

ITEM 13.  Certain Relationships and Related Party Transactions, and Director Independence

Certain Relationships and Related Party Transactions

     There have been no transactions during our last fiscal year with our directors and officers and beneficial owners of more than five percent of our voting securities and their affiliates requiring disclosure, except for a consulting arrangement between Cadiz and AG Derivatives, L.L.C., a California limited liability company, of which Mr. Shaheen is the sole member and manager.  Under the terms of the Consulting Agreement, dated January 1, 2008, AG Derivatives receives $12,500 per month.   Therefore during the fiscal year ended December 31, 2008. AG Derivates received $150,000.  The Consulting Agreement provides that the agricultural management consulting services will be provided on a month to month basis until terminated by either party and that the consulting fee paid to AG Derivatives is in addition to, and not in lieu of, any compensation paid directly to Mr. Shaheen by Cadiz for Mr. Shaheen’s service, in his individual capacity, as the Chief Financial Officer and Secretary of Cadiz.

Policies and Procedures with Respect to Related Party Transactions

     The Audit Committee, pursuant to the Audit Committee Charter, reviews and approves transactions between the Company on the one hand and a related party, such as our directors, officers, employees, consultants and their family members, on the other hand.

Director Independence

     For a discussion of director independence, see Item 10 “Directors, Executive Officers and Corporate Governance.”

ITEM 14.  Principal Accountant Fees and Services

     For the fiscal years ended December 31, 2008 and 2007, professional services were performed by PricewaterhouseCoopers LLP. Cadiz' audit committee annually approves the engagement of outside auditors for audit services in advance. The audit committee has also established complementary procedures to require pre-approval of all audit-related, tax and permitted non-audit services provided by PricewaterhouseCoopers LLP, and to consider whether the outside auditors' provision of non-audit services to Cadiz is compatible with maintaining the independence of the outside auditors. The audit committee may delegate pre-approval authority to one or more of its members. Any such fees pre-approved in this manner shall be reported to the audit committee at its next scheduled meeting. All services described below were pre-approved by the audit committee.

     All fees for services rendered by PricewaterhouseCoopers LLP aggregated $263,267 and $289,740 during the fiscal years ended December 31, 2008 and 2007, respectively, and were composed of the following:

     Audit Fees.  The aggregate fees billed for the audit of the annual financial statements during the fiscal years ended December 31, 2008 and 2007, for reviews of the financial statements included in the Company's Quarterly Reports on Form 10Q, and for assistance with and review of documents filed with the SEC were $254,667 for 2008 and $265,740 for 2007.

     Audit Related Fees.  No audit-related fees were billed by PricewaterhouseCoopers LLP to Cadiz during the fiscal years ended December 31, 2008 and 2007.

     Tax Fees.  Fees billed for tax services during the fiscal years ended December 31, 2008 and 2007 were $8,600 and $24,000, respectively.

     All  Other Fees.  No other fees were billed by PricewaterhouseCoopers LLP to Cadiz for services other than as discussed above during the fiscal years ended December 31, 2008 and 2007.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

     (a) The exhibits listed in the accompanying Exhibit Index are filed as part of this Amendment No. 1 to Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CADIZ INC.

By:	/s/ Keith Brackpool
Keith Brackpool,
Chairman and Chief Executive Officer

Date:	April 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name and Position	Date

/s/ Keith Brackpool	April 30, 2009
Keith Brackpool, Chairman and
Chief Executive Officer
(Principal Executive Officer)

/s/ Timothy J. Shaheen	April 30, 2009
Timothy J. Shaheen, Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Stephen J. Duffy	April 30, 2009
Stephen J. Duffy, Director

/s/ Geoffrey Grant	April 30, 2009
Geoffrey Grant, Director

/s/ Winston H. Hickox	April 30, 2009
Winston H. Hickox, Director

/s/ Murray H. Hutchison	April 30, 2009
Murray H. Hutchison, Director

/s/ Raymond J. Pacini	April 30, 2009
Raymond J. Pacini, Director

/s/ Stephen E. Courter	April 30, 2009
Stephen E. Courter, Director

EXHIBIT INDEX

The following exhibits are filed with this Amendment No. 1 to Annual Report on Form 10-K/A.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Keith Brackpool, Chairman and Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002