Form 10-Q
period 2009-03-31
CADIZ INC
filed 2009-05-08
CIK 727273

United States
Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[ √ ]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2009

OR

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from ..... to .....

Commission File Number 0-12114

Cadiz Inc.

(Exact name of registrant specified in its charter)
DELAWARE	77-0313235
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

550 South Hope Street, Suite 2850
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
Yes___  No   √

As of May 4, 2009, the Registrant had 12,510,236 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.
Index

ii

Cadiz Inc.
Consolidated Statements of Operations (Unaudited)

	For the Three Months
	Ended March 31,
($ in thousands except per share data)	2009	2008

Revenues	$29	$17

Costs and expenses:
Cost of sales	101	17
General and administrative	2,052	3,928
Depreciation	86	84

Total costs and expenses	2,239	4,025

Operating loss	(2,210)	(4,008)

Other income (expense)
Interest expense, net	(1,184)	(970)
Other (expense), net	(1,184)	(970)

Loss before income taxes	(3,394)	(4,978)
Income tax provision	1	1

Net loss	$(3,395)	$(4,979)

Net loss applicable to common stock	$(3,395)	$(4,979)

Basic and diluted net loss per common share	$(0.27)	$(0.42)

Basic and diluted weighted average shares outstanding	12,510	11,957

See accompanying notes to the consolidated financial statements.

Cadiz Inc.
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
($ in thousands)	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$1,456	$2,014
Short-term investments	3,000	4,500
Accounts receivable	39	66
Prepaid expenses and other	674	507

Total current assets	5,169	7,087

Property, plant, equipment and water programs, net	35,755	35,784
Goodwill	3,813	3,813
Other assets	706	728

Total Assets	$45,443	$47,412

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$71	$247
Accrued liabilities	749	775
Current portion of long term debt	25	9

Total current liabilities	845	1,031

Long-term debt	35,184	33,975

Total Liabilities	36,029	35,006

Stockholders’ equity:
Common stock - $.01 par value; 70,000,000 shares authorized; shares issued and outstanding - 12,510,236 at March 31, 2009 and 12,453,210 at December 31, 2008	126	125
Additional paid-in capital	263,935	263,533
Accumulated deficit	(254,647)	(251,252)
Total stockholders’ equity	9,414	12,406

Total Liabilities and Stockholders’ equity	$45,443	$47,412

See accompanying notes to the consolidated financial statements.

Cadiz Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months
	Ended March 31,
($ in thousands except per share data)	2009	2008

Cash flows from operating activities:
Net loss Adjustments to reconcile net loss to	$(3,395)	$(4,979)
net cash used for operating activities:
Depreciation	86	84
Amortization of debt discount & issuance costs	685	538
Interest expense added to loan principal	516	485
Compensation charge for stock awards and share options Changes in operating assets and liabilities:	403	1,705
Decrease (increase) in accounts receivable	27	(11)
Decrease (increase) in prepaid expenses and other	(167)	(533)
Increase (decrease) in accounts payable	(176)	339
Increase (decrease) in accrued liabilities	(26)	210
Net cash used for operating activities	(2,047)	(2,162)

Cash flows from investing activities:
Proceeds from marketable securities	1,500	-
Additions to property, plant and equipment	(57)	(60)

Net cash provided by (used in) investing activities	1,443	(60)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	48	-
Principal payments on long-term debt	(2)	(2)

Net cash provided by (used in) financing activities	46	(2)

Net decrease in cash and cash equivalents	(558)	(2,224)

Cash and cash equivalents, beginning of period	2,014	8,921

Cash and cash equivalents, end of period	$1,456	$6,697

See accompanying notes to the consolidated financial statements.

Cadiz Inc.
Consolidated Statement of Stockholders’ Equity  (Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of December 31, 2008	12,453,210	$125	$263,533	$(251,252)	$12,406

Stock awards	57,026	1	-	-	1

Stock based compensation expense	-	-	402	-	402

Net loss	-	-	-	(3,395)	(3,395)

Balance as of March 31, 2009	12,510,236	$126	$263,935	$(254,647)	$9,414

See accompanying notes to the consolidated financial statements.

Cadiz Inc.
Notes To The Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Financial Statements have been prepared by Cadiz Inc., sometimes referred to as “Cadiz” or “the Company”, without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2008.  The results of operations for the three months ended March 31, 2009, are not necessarily indicative of results for the entire fiscal year ending December 31, 2009.

Basis of Presentation

The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $3.4 million for the three months ended March 31, 2009, and $5.0 million for the three months ended March 31, 2008.  The Company had working capital of $4.3 million at March 31, 2009, and used cash in operations of $2.0 million for the three months ended March 31, 2009 and $2.2 million for the three months ended March 31, 2008.  The first quarter cash requirements are typically seasonally higher than those required for the remaining quarters.  Currently, the Company's sole focus is the development of its land and water assets.

In June 2006, the Company raised $36.4 million through the private placement of a five year zero coupon convertible term loan with Peloton Partners LLP (“Peloton”), as administrative agent, and an affiliate of Peloton and another investor, as lenders (the “Term Loan”).  The proceeds of the new term loan were partially used to repay the Company’s prior term loan facility with ING Capital LLC (“ING”).  On April 16, 2008, the Company was advised that Peloton’s interest in the Term Loan had been assigned to an affiliate of Lampe, Conway & Company LLC (“Lampe Conway”), and Lampe Conway subsequently replaced Peloton as administrative agent of the loan.

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

The proceeds remaining from our $5.2 million private placement in 2008 provide us with sufficient funds to meet our expected capital needs for the next 12 months.  During this period we will need to identify funding for our 2010 working capital needs.  If we are unable to generate this from our current development activities then we will need to seek additional debt or equity financing in the capital markets.  If the Company cannot raise needed funds, it might be forced to make substantial reductions in its operating expenses, which could adversely affect its ability to implement its current business plan and ultimately its viability as a company.

 Principles of Consolidation

Effective December 2003, the Company transferred substantially all of its assets (with the exception of its office sublease, certain office furniture and equipment and any Sun World related assets) to Cadiz Real Estate LLC, a Delaware limited liability company (“Cadiz Real Estate”).  The Company holds 100% of the equity interests of Cadiz Real Estate, and therefore continues to hold 100% beneficial ownership of the properties that it transferred to Cadiz Real Estate.  Because the transfer of the Company’s properties to Cadiz Real Estate has no effect on its ultimate beneficial ownership of these properties, the properties owned of record either by Cadiz Real Estate or by the Company are treated as belonging to the Company.

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

Short-Term Investments

The Company considers all short-term deposits with an original maturity greater than three months, but no greater than one year, to be short-term investments.  At March 31, 2009, the Company was invested in a  six month, $3 million deposit held with the Certificate of Deposit Account Registry Service® which is FDIC insured and matures in June 2009.

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”).  Relative to SFAS No. 157, the FASB issued FASB Staff Position (“FSP”) FASB Statements (“FAS”) 157-1, FAS 157-2 and FAS 157-3 in 2008.  FSP FAS 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions.  FSP FAS 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  FSP FAS 157-3 clarifies how SFAS No. 157 should be applied when valuing securities in markets that are not active.  SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes how to measure fair value based on a three-level hierarchy of inputs, of which the first two are considered observable and the last unobservable.

●	Level 1 - Quoted prices in active markets for identical assets or liabilities.
●
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

In May 2008, the FASB issued FSP Accounting Principles Board Opinion (“APB”) No. 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).  Under FSP APB 14-1, an issuer must allocate the initial proceeds from the issuance of a convertible debt instrument between the instrument’s liability and equity components so that the effective interest rate of the liability component equals the issuer’s nonconvertible debt borrowing rate at issuance.    The adoption of FSP APB 14-1 has no impact on the Company’s financial position and results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which addresses whether unvested instruments granted in share-based payment transactions that contain nonforfeitable rights to dividends or dividend equivalents are participating securities subject to the two-class method of computing earnings per share under SFAS No. 128, “Earnings Per Share.”  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of FSP EITF 03-6-1 has no impact on the Company's financial position and results of operations.

    In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP No. FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009.  The adoption of FSP No. FAS 107-1 and APB 28-1 is not expected to have a material effect on the Company's consolidated financial statements.

NOTE 2 - PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

Property, plant, equipment and water programs consist of the following (in thousands):

	March 31,	December 31,
	2009	2008

Land and land improvements	$21,998	$21,998
Water programs	14,274	14,274
Buildings	1,161	1,161
Leasehold improvements	570	570
Furniture and fixtures	407	407
Machinery and equipment	911	854
	39,321	39,264

Less accumulated depreciation	(3,566)	(3,480)

	$35,755	$35,784

Depreciation expense totaled $86,000 and $84,000 during the three months ended March 31, 2009 and 2008, respectively.

NOTE 3 – LONG-TERM DEBT

At March 31, 2009 and December 31, 2008, the carrying amount of the Company’s outstanding debt is summarized as follows (dollars in thousands):

	March 31,	December 31,
	2009	2008

Zero coupon secured convertible term loan due June 29, 2011. Interest accruing at 5% per annum until June 29, 2009 and at 6% thereafter	$41,793	$41,276
Other loans	59	13
Debt discount	(6,643)	(7,305)
	35,209	33,984

Less current portion	25	9

	$35,184	$33,975

Pursuant to the Company’s loan agreements, annual maturities of long-term debt outstanding on March 31, 2009, are as follows:

12 Months Beginning March 31,	$000’s

2009	25
2010	18
2011	41,809
2012	-
2013	-
$41,852

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

At March 31, 2009, the Company was in compliance with its debt covenants under the loan.

NOTE 4 – COMMON STOCK

On October 1, 2007, the Company agreed to the conditional issuance of up to 300,000 shares to the former sole shareholder and successor in interest to Exploration Research Associates, Inc. (“ERA”), who is now an employee of the Company.  The agreement settled certain claims by ERA against the Company and provided that the 300,000 shares will be issued if and when certain significant milestones in the development of the Company’s properties are achieved.

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

The Company also granted options to purchase 7,661 common shares at a price of $20.00 per share under the 2007 Management Equity Incentive Plan on July 25, 2007, and options to purchase 10,000 common shares at a price of $18.99 on January 9, 2008.  The options have strike prices that are at or slightly above the fair market value of the Company’s common stock on the date that the grants became effective.  The options have a ten year term with vesting periods ranging from issuance date to two years.  Unexercised options to purchase 20,000 shares and 40,000 shares were forfeited in August 2008 and February 2009, respectively.   Previously recognized expenses of $66,000 related to the unvested portion of these awards was credited against stock based compensation expense in 2008.  All options have been issued to officers, employees and consultants of the Company.  In total, options to purchase 325,000 shares were unexercised and outstanding on March 31, 2009, under the two management equity incentive plans.

The Company recognized stock option related compensation costs of $0 and $112,000 in the three months ended March 31, 2009, and March 31, 2008, respectively.  No options were exercised during the three months ended March 31, 2009.

Stock Awards to Directors, Officers, and Consultants

The Company has granted stock awards pursuant to its 2007 Management Equity Incentive Plan and Outside Director Compensation Plan.

Of the total 1,050,000 shares reserved under the 2007 Management Equity Incentive Plan, a grant of 950,000 shares became effective on July 25, 2007.  The grant consisted of two separate awards.

-	A 150,000 share award, that vests in three equal installments on January 1, 2008, January 1, 2009, and January 1, 2010. 100,000 shares have been issued pursuant to this award as of January, 2009.

-
800,000 of the shares were designated as Milestone – Based Deferred Stock, none of which were ultimately issued.  The shares were allocated for issuance subject to the satisfaction of certain milestone conditions relating to the trading price of our common stock during the period commencing March 13, 2007, and ending March 12, 2009.  The milestone conditions were not satisfied by March 12, 2009, resulting in the expiration of all 800,000 shares.

Under the Outside Director Compensation Plan, 4,285 shares were awarded for service in the plan year ended June 30, 2006, and were issued on January 31, 2007.  A 4,599 share grant for service during the plan year ended June 30, 2007, was awarded on that date, and the grant vested on January 31, 2008.  7,026 shares awarded for services rendered in the plan year ended June 30, 2008, vested and were issued on January 31, 2009.

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

The accompanying consolidated financial statements include $402,000 of stock based compensation expense related to stock based awards in the three months ended March 31, 2009 and $1,593,000 in the three months ended March 31, 2008.  On March 31, 2009, there was $1.7 million of unamortized compensation expense relating to stock awards.

Stock Purchase Warrants Issued to Non-Employees

In January 2007, the Company exercised a right to terminate certain warrants to purchase the Company’s common stock for $15.00 per share on March 2, 2007, subject to a 30-day notice period.  In response, the warrant holders exercised their right to purchase 335,440 shares of the Company’s common stock during the notice period, and the Company received $5.0 million from the sale of these shares.  Following this exercise, no warrants from the 2004 private placement in which these warrants were originally issued remain outstanding.

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

NOTE 6 – INCOME TAXES

As of March 31, 2009, the Company had net operating loss ("NOL") carryforwards of approximately $96.5 million for federal income tax purposes and $42.1 million for California state income tax purposes.  Such carryforwards expire in varying amounts through the year 2029.  Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

In addition, on August 26, 2005, a Settlement Agreement between Cadiz, on one hand, and Sun World and three of Sun World’s subsidiaries, on the other hand, was approved by the U.S. Bankruptcy Court, concurrently with the Court’s confirmation of the amended Plan.  The Settlement Agreement provides that following the September 6, 2005, effective date of Sun World’s plan of reorganization, Cadiz will retain the right to utilize the Sun World net operating loss carryovers ("NOLs").  Sun World Federal NOLs are estimated to be approximately $58 million.  If, in any year from calendar year 2005 through calendar year 2011, the utilization of such NOLs results in a reduction of Cadiz’ tax liability for such year, then Cadiz will pay to the Sun World bankruptcy estate 25% of the amount of such reduction, and shall retain the remaining 75% for its own benefit.  There is no requirement that Cadiz utilize these NOLs during this reimbursement period, or provide any reimbursement to the Sun World bankruptcy estate for any NOLs used by Cadiz after this reimbursement period expires.  The Company has not recognized any tax benefits from these NOLs.

As of March 31, 2009, the Company possessed unrecognized tax benefits totaling approximately $3.3 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.  Additionally, as of that date the Company had accrued approximately $217,000 for state taxes, interest and penalties related to income tax positions in prior returns.  Income tax penalties and interest are classified as general and administrative expenses.  The Company was not subject to any income tax penalties and interest during the three months ended March 31, 2009.

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

NOTE 7 – NET LOSS PER COMMON SHARE

Basic earnings per share (EPS) is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any, by the weighted-average common shares outstanding.  Options, deferred stock units, warrants and convertible debt were not considered in the computation of diluted EPS because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 2,649,000 and 2,310,000 for the three months ended March 31, 2009 and 2008, respectively.

NOTE 8 – FAIR VALUE MEASUREMENTS

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008, and March 31, 2009, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	Investments at Fair Value as of December 31, 2008
(in thousands)	Level 1	Level 2	Level 3	Total

Certificates of Deposit	$4,500	$-	$-	$4,500

Total investments at fair value	$4,500	$-	$-	$4,500

	Investments at Fair Value as of March 31, 2009
(in thousands)	Level 1	Level 2	Level 3	Total

Certificates of Deposit	$3,000	$-	$-	$3,000

Total investments at fair value	$3,000	$-	$-	$3,000

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the following discussion contains trend analysis and other forward-looking statements.  Forward-looking statements can be identified by the use of words such as "intends", "anticipates", "believes", "estimates", "projects", "forecasts", "expects", "plans" and "proposes".  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements.  These include, among others, our ability to maximize value from our Cadiz, California land and water resources; and our ability to obtain new financings as needed to meet our ongoing working capital needs.  See additional discussion under the heading  “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

            The value of these assets derives from a combination of projected population increases and limited water supplies throughout Southern California.  California is facing the very real possibility that current and future supplies of water will not be able to meet demand.  Water agencies throughout California have publicly announced that they will impose mandatory rationing in 2009 in order to meet anticipated demand.  In addition, most of the major population centers in Southern California are not located where significant precipitation occurs, requiring the importation of water from other parts of the state.  As a result, we believe that a competitive advantage exists for companies that can provide high-quality, reliable, and affordable water to major population centers.

Our objective is to realize the highest and best use for these assets in an environmentally responsible way.  We believe this can best be achieved through a combination of water storage and supply, the production of renewable energy, and sustainable agricultural development.

Water Resource Development

In 1993, we secured permits for up to 9,600 acres of agricultural development in the Cadiz Valley and the withdrawal of more than 1 million acre-feet of groundwater from the underlying aquifer system.  Once the agricultural development was underway, we also established that the location, geology and hydrology of this property is uniquely suited for both agricultural development and the development of an aquifer storage, recovery, and dry-year supply project to augment the water supplies available to Southern California.

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

             In April 2003, we filed a claim against Metropolitan seeking compensatory damages.  When settlement negotiations failed to produce a resolution, we filed a lawsuit against Metropolitan in Los Angeles Superior Court on November 17, 2005, seeking compensatory damages for a breach of various contractual and fiduciary obligations to us, and interference with the economic advantage we would have obtained from the Cadiz Project.  On February 11, 2009, we and Metropolitan agreed to settle our differences and dismissed all outstanding claims remaining against each other.

Meanwhile, the need for new water storage and dry-year supplies has not abated.  The population of California continues to grow, while water supplies are being challenged by drought, lack of infrastructure and environmental protections.  Indeed, California is facing the very real possibility that current and future supplies of water will not be able to meet demand. In 2007, a federal judge limited deliveries out of California’s State Water Project, reducing Southern California’s water supply. This restriction has limited available supplies from California’s State Water Project to just 30% of capacity in 2009.   Moreover, cities throughout Southern California have endured dry local conditions for more than two years leaving supplies in storage at perilously low levels, while Colorado River deliveries to the State remain at average levels.

These conditions have greatly challenged California’s water supplies.  Water agencies throughout California have publicly announced that they will impose mandatory rationing in 2009 in order to meet anticipated demand.  Policy leaders and lawmakers have introduced legislation to improve the State’s water infrastructure and are pursuing public financing for new storage and supply projects.

To meet the growing demand for new water storage and supplies, we have continued to pursue the implementation of the Cadiz Project.  To that end, most recently, we secured a new right-of-way for the Project’s water conveyance pipeline by entering into a lease agreement with the Arizona & California Railroad Company in September 2008.  The agreement allows Cadiz to utilize a portion of the railroad’s right-of-way for the Cadiz Project water conveyance pipeline for a period up to 99 years.

In December 2008, we completed a private placement (the “Placement”) of 165,000 Units at the price of $31.50 per Unit for proceeds of $5.2 million.  Each Unit consists of three (3) shares of our common stock and two (2) warrants to each purchase common stock.  The Placement, when used together with the cash resources on hand, will allow us to continue to fund our development activities for the next 12 months.

We are currently in discussions with several public agencies and  water utilities regarding their interest in participating in the Cadiz Project.

Other Development Opportunities

           In addition to the development projects described above, we believe that our land holdings are suitable for other types of development, including solar energy generation.  Both federal and state initiatives support alternative energy facilities to reduce greenhouse gas emissions and the consumption of imported fossil fuels. The locations, topography, and proximity of our properties to utility corridors are well-suited for solar energy generation. An additional advantage we can offer is the availability of the water supply needed by solar thermal power plant designs. We are presently in discussions with energy companies interested in utilizing our landholdings for various types of solar energy development.

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

Results of Operations

Three Months Ended March 31, 2009, Compared to Three Months Ended March 31, 2008

We have not received significant revenues from our water resource activity to date.  As a result, we have historically incurred a net loss from operations.  We had revenues of $29 thousand for the three months ended March 31, 2009, and $17 thousand for the three months ended March 31, 2008.  We incurred a net loss of $3.4 million in the three months ended March 31, 2009, compared with a $5.0 million net loss during the three months ended March 31, 2008.  The higher 2008 loss was primarily due to higher stock based compensation expenses related to the 2007 Management Equity Incentive Plan and higher general and administrative expenses associated with the Company’s lawsuit against the Metropolitan Water District of Southern California.

Our primary expenses are our ongoing overhead costs (i.e. general and administrative expense) and our interest expense.  We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

Revenues  Cadiz had revenues of $29 thousand for the three months ended March 31, 2009, and $17 thousand for the three months ended March 31, 2008, both related to the completion of the lemon harvest.

Cost of Sales  Cost of Sales totaled $101 thousand during the three months ended March 31, 2009, and $13 thousand during the three months ended March 31, 2008.  The higher cost of sales for the three months ended March 31, 2009, relate largely to a reduction in the carrying cost of the 2008 raisin inventory.

General and Administrative Expenses General and administrative expenses during the three months ended March 31, 2009, totaled $2 million compared to $3.9 million for the three months ended March 31, 2008.  Non-cash compensation costs for stock and option awards are included in General and Administrative Expenses.

Compensation costs from stock and option awards for the three months ended March 31, 2009, were $402 thousand, compared with $1.7 million for the three months ended March 31, 2008.  The lower expense in the current quarter reflects the vesting schedule of 2007 Management Equity Incentive Plan stock awards that became effective in July 2007.  Of these amounts, $289 thousand in 2009 and $1.1 million in 2008 relate to Milestone Based Deferred Stock, none of which was ultimately issued. Shares and options issued under the Plans vest over varying periods from the date of issue to January 2011.  See Notes to the Consolidated Financial Statements: Note 5 – Stock Based Compensation Plans and Warrants.

Other General and Administrative Expenses, exclusive of stock based compensation costs, totaled $1.7 million in the three months ended March 31, 2009, compared with $2.2 million for the three months ended March 31, 2008.  The decrease in expenses is primarily due to lower legal expenses related to the Company’s lawsuit against the Metropolitan Water District of Southern California.

Depreciation Depreciation expense for the three months ended March 31, 2009 and 2008, totaled $86 thousand and $84 thousand, respectively.

Interest Expense, net  Net interest expense totaled $1.2 million during the three months ended March 31, 2009, compared to $970 thousand during the same period in 2008.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Interest on outstanding debt	$516	$485
Amortization of financing costs	22	18
Amortization of debt discount	663	520
Interest income	(17)	(53)

	$1,184	$970

The increase in net interest expense is primarily due the amortization of the debt discount related to the zero coupon secured convertible term loan and interest on the loan.  2009 interest income decreased from $53 thousand in 2008 to $17 thousand in 2009, due to lower cash balances and lower short-term interest rates.   See Notes to the Consolidated Financial Statements: Note 3 – Long-term Debt.

Income Taxes  Income tax expense for the three months ended March 31, 2009, was $1 thousand, compared with $1 thousand during the prior year period.  See Notes to the Consolidated Financial Statements: Note 6 – Income Taxes.

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

The debt covenants associated with the loan were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At March 31, 2009, we were in compliance with its debt covenants.

The Term Loan provided us with $9.3 million of additional working capital in 2006 and deferred all interest payments until the June 29, 2011, final maturity date.  Furthermore, the Term Loan permits us to retain any proceeds received from the issuance of common stock including common stock issued pursuant to the exercise of stock options and warrants.

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

We completed a private placement in November and December of 2008, an issuance of 165,000 Units at the price of $31.50 per unit for proceeds of $5,197,500.  Each Unit consists of three (3) shares of our common stock and two (2) common stock purchase warrants.  The first warrant entitles the holder to purchase one (1) share of common stock at an exercise price of $12.50 per share.  This warrant has a term of one year, but is callable by us commencing six months following completion of the offering if the closing market price of our common stock exceeds $18.75 for 10 consecutive trading days.  The second warrant entitles the holder to purchase one (1) share of common stock at an exercise price of $12.50 per share.  This warrant has a term of three years and is not callable by us.

As we continue to actively pursue our business strategy, additional financing will be required.  See “Outlook”, below.  The covenants in the Term Loan do not prohibit our use of additional equity financing and allow us to retain 100% of the proceeds of any equity financing.  We do not expect the loan covenants to materially limit our ability to finance our water development activities.

At March 31, 2009, we had no outstanding credit facilities other than the Convertible Term Loan.

Cash Used for Operating Activities.  Cash used for operating activities totaled $2 million and $2.2 million for the three months ended March 31, 2009, and March 31, 2008, respectively.  The first quarter cash requirements are typically seasonally higher than those required for the remaining quarters.  The cash was primarily used to fund general and administrative expenses related to the Company’s resource development efforts.

Cash Provided by (Used for) Investing Activities.  Cash provided by investing activities in the three months ended March 31, 2009, was $1.4 million, compared with $60 thousand of cash used for investing activities during the same period in 2008.   The 2009 period included $1.5 million of short term deposits that matured, which were not considered cash equivalents.

Cash Provided by (Used for) Financing Activities.  Cash provided by financing activities was $47 thousand during the three months ended March 31, 2009, compared with $2 thousand of cash used for financing activities during the prior year period.

Outlook

Short Term Outlook.  The proceeds remaining from our $5.2 million private placement in 2008 provide us with sufficient funds to meet our expected working capital needs for the next 12 months.   During this period, we will need to identify financing for our 2010 working capital needs.  If we are unable to generate this from our current development activities, than we will need to seek additional debt or equity financing in the capital markets.  We expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities.  See "Long Term Outlook", below.  No assurances can be given, however, as to the availability or terms of any new financing.

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

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements – Description of Business and Summary of Significant Accounting Policies.

Certain Known Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	After 5 years

Long term debt obligations	$41,852	$25	$41,827	$-	$-
Interest Expense	5,956	2	5,954	-	-
Operating leases	974	359	523	92	-
	$48,782	$386	$48,304	$92	$-

             Not included in the table above is a potential obligation to pay an amount of up to 1% of the net present value of the Cadiz Project in consideration of certain legal and advisory services to be provided to us.  This fee would be payable upon completion of binding agreements for at least 51% of the Cadiz Project’s annual capacity and receipt of all environmental approvals and permits necessary to start construction of the Cadiz Project.  A portion of this fee may be payable in stock.  Interim payments of $500,000 and $1.0 million, applicable to the final total, would be made upon the achievement of certain specified milestones.  This arrangement may be terminated by either party upon 60 days notice, with any compensation earned but unpaid prior to termination payable following termination.

ITEM 3.	Quantitative and Qualiltative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on long-term debt obligations that affect the fair value of these obligations.  Our policy is to manage interest rate exposure by year of scheduled maturities and to evaluate expected cash flows and sensitivity to interest rate changes (in thousands of dollars).  A 1% change in interest rate on the Company long-term debt obligation would have resulted in interest expense fluctuating by approximately $403 thousand, $383 thousand and $316 thousand during the years ended December 31, 2008, 2007 and 2006, respectively.  Circumstances could arise which may cause interest rates and the timing and amount of actual cash flows to differ materially from the schedule below:

	Long-Term Debt
	Fixed Rate	Average	Variable Rate	Average
Expected Maturity	Maturities	Interest Rate	Maturities	Interest Rate

2009	$9	3.9%	-	-
2010	$4	3.9%	-	-
2011	$39,244	5.6%	$-	$-

 Cadiz long-term debt included in the table above reflects the debt restructuring which occurred in June 2006, as described above in Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Current Financing Arrangements.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chairman and Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to our Board of Directors.  Based on their evaluation as of March 31, 2009, our Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Cadiz Inc.

By:	/s/ Keith Brackpool	May 8, 2009
	Keith Brackpool	Date
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Timothy J. Shaheen	May 8, 2009
	Timothy J. Shaheen	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)