Form 10-Q
period 2009-06-30
CADIZ INC
filed 2009-08-10
CIK 727273

United States
Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[√]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2009
OR
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
Yes ___ No

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
Yes___  No   √

As of June 30, 2009, the Registrant had 12,600,236 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.

Index

i

Cadiz Inc.

Consolidated Statements of Operations (Unaudited)

	For the Three Months
	Ended June 30,
($ in thousands except per share data)	2009	2008

Revenues	$19	$16

Costs and expenses:
Cost of sales	-	4
General and administrative	3,179	2,568
Depreciation	85	85

Total costs and expenses	3,264	2,657

Operating loss	(3,245)	(2,641)

Other income (expense)
Interest expense, net	(1,140)	(1,054)
Other income (expense), net	(1,140)	(1,054)

Loss before income taxes	(4,385)	(3,695)
Income tax provision	1	3

Net loss	$(4,386)	$(3,698)

Net loss available to common stockholders	$(4,386)	$(3,698)

Basic and diluted net loss per common share	$(0.35)	$(0.31)

Basic and diluted weighted average shares outstanding	12,600	11,958

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Operations (Unaudited)

	For the Six Months
	Ended June 30,
($ in thousands except per share data)	2009	2008

Revenues	$48	$33

Costs and expenses:
Cost of sales	101	17
General and administrative	5,231	6,496
Depreciation and amortization	171	169

Total costs and expenses	5,503	6,682

Operating loss	(5,455)	(6,649)

Other income (expense)
Interest expense, net	(2,324)	(2,024)
Other income (expense), net	(2,324)	(2,024)

Loss before income taxes	(7,779)	(8,673)
Income tax provision	2	4

Net loss	$(7,781)	$(8,677)

Net loss available to common stockholders	$(7,781)	$(8,677)

Basic and diluted net loss per common share	$(0.62)	$(0.73)

Basic and diluted weighted average shares outstanding	12,528	11,957

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
($ in thousands)	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$1,167	$2,014
Short-term investments	1,500	4,500
Accounts receivable	70	66
Prepaid expenses and other	761	507

Total current assets	3,498	7,087

Property, plant, equipment and water programs, net	35,680	35,784
Goodwill	3,813	3,813
Other assets	592	728

Total Assets	$43,583	$47,412

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$22	$247
Accrued liabilities	1,207	775
Current portion of long term debt	24	9

Total current liabilities	1,253	1,031

Long-term debt, net	34,695	33,975

Total Liabilities	35,948	35,006

Stockholders’ equity:
Common stock - $.01 par value; 70,000,000 shares
authorized; shares issued and outstanding – 12,600,236 at
June 30, 2009 and 12,453,210 at December 31, 2008	126	125
Additional paid-in capital	266,542	263,533
Accumulated deficit	(259,033)	(251,252)
Total stockholders’ equity	7,635	12,406

Total Liabilities and Stockholders’ equity	$43,583	$47,412

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months
	Ended June 30,
($ in thousands except per share data)	2009	2008

Cash flows from operating activities:
Net loss Adjustments to reconcile net loss to	$(7,781)	$(8,677)
net cash used for operating activities:
Depreciation	171	169
Amortization of debt discount & issuance costs	1,307	1,112
Interest expense added to loan principal	1,047	993
Compensation charge for stock awards and share options	1,392	2,544
Changes in operating assets and liabilities:
Increase in accounts receivable	(4)	(1)
Increase in prepaid expenses and other	(157)	(660)
Increase (decrease) in accounts payable	(225)	48
Increase (decrease) in accrued liabilities	432	(103)
Net cash used for operating activities	(3,818)	(4,575)

Cash flows from investing activities:
Proceeds from sale of short-term investments	3,000	-
Additions to property, plant and equipment	(67)	(77)
Other	-	(7)

Net cash provided by (used in) investing activities	2,933	(84)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	47	-
Principal payments on long-term debt	(9)	(4)

Net cash provided by (used in) financing activities	38	(4)

Net decrease in cash and cash equivalents	(847)	(4,663)

Cash and cash equivalents, beginning of period	2,014	8,921

Cash and cash equivalents, end of period	$1,167	$4,258

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statement of Stockholders’ Equity (Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of December 31, 2008	12,453,210	$125	$263,533	$(251,252)	$12,406

Stock awards	147,026	1	-	-	1

Convertible term loan conversion option	-	-	1,618	-	1,618

Stock based compensation expense	-	-	1,391	-	1,391

Net loss	-	-	-	(7,781)	(7,781)

Balance as of June 30, 2009	12,600,236	$126	$266,542	$(259,033)	$7,635

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

Basis of Presentation

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2008.  The results of operations for the six months ended June 30, 2009, are not necessarily indicative of results for the entire fiscal year ending December 31, 2009.

Liquidity

The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $7.8 million for the six months ended June 30, 2009, and $8.7 million for the six months ended June 30, 2008.  The Company had working capital of $2.2 million at June 30, 2009, and used cash in operations of $3.8 million for the six months ended June 30, 2009 and $4.6 million for the six months ended June 30, 2008.  Working capital requirements are seasonally less in the second half of the year as proceeds from agricultural operations are realized.  Currently, the Company's sole focus is the development of its land and water assets.

In June 2006, the Company raised $36.4 million through the private placement of a five year zero coupon convertible term loan with Peloton Partners LLP (“Peloton”), as administrative agent, and an affiliate of Peloton and another investor, as lenders (the “Term Loan”).  The proceeds of the new term loan were partially used to repay the Company’s prior term loan facility with ING Capital LLC (“ING”).  On April 16, 2008, the Company was advised that Peloton’s interest in the Term Loan had been assigned to an affiliate of Lampe, Conway & Company LLC (“Lampe Conway”), and Lampe Conway subsequently replaced Peloton as administrative agent of the loan.  On June 4, 2009, the Company completed arrangements to amend the Term Loan and extend its maturity to June of 2013.

In September 2006, an additional $1.1 million was raised when certain holders of warrants to purchase the Company’s common stock at $15.00 per share chose to exercise the warrants and purchase 70,000 shares of common stock.  Another $5.0 million was raised in February 2007, when all remaining warrant holders chose to exercise their rights to purchase 335,440 shares of the Company’s common stock for $15.00 per share after receiving a termination notice from the Company.  In November and December 2008, the Company raised an additional $5.2 million with a private placement of 165,000 Units at $31.50 per unit.  Each unit consists of three (3) shares of the Company’s common stock and two (2) stock purchase warrants.

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

Based upon the Company’s current and anticipated usage of cash resources, it will require additional working capital commencing during the first quarter of fiscal 2010 to meet its cash resource needs from that point forward and to continue to finance its operations until such time as its asset development programs produce revenues.  If the Company is unable to generate this from its current development activities then it will need to seek additional debt or equity financing in the capital markets.  If the Company cannot raise needed funds, it might be forced to make substantial reductions in its operating expenses, which could adversely affect its ability to implement its current business plan and ultimately its viability as a company.

 Principles of Consolidation

Effective December 2003, the Company transferred substantially all of its assets (with the exception of certain office furniture and equipment and any Sun World related assets) to Cadiz Real Estate LLC, a Delaware limited liability company (“Cadiz Real Estate”).  The Company holds 100% of the equity interests of Cadiz Real Estate, and therefore continues to hold 100% beneficial ownership of the properties that it transferred to Cadiz Real Estate.  Because the transfer of the Company’s properties to Cadiz Real Estate has no effect on its ultimate beneficial ownership of these properties, the properties owned of record either by Cadiz Real Estate or by the Company are treated as belonging to the Company.  Cadiz Real Estate is consolidated in these financial statements.

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

Short-Term Investments

The Company considers all short-term deposits with an original maturity greater than three months, but no greater than one year, to be short-term investments.  At June 30, 2009, the Company was invested in a 91-day, $1.5 million deposit held with the Certificate of Deposit Account Registry Service® which is FDIC insured and matures in September 2009.

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”).  Relative to SFAS No. 157, the FASB issued FASB Staff Position (“FSP”) FASB Statements (“FAS”) 157-1, FAS 157-2, FAS 157-3 and FAS 157-4 in 2009.  FSP FAS 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions.  FSP FAS 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  FSP FAS 157-3 clarifies how SFAS No. 157 should be applied when valuing securities in markets that are not active.  FSP FAS 157-4 provides additional guidance on: (a) determining when the volume and level of activity for the asset or liability has significantly decreased; (b) identifying circumstances in which a transaction is not orderly; and (c) understanding the fair value measurement implications of both (a) and (b). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes how to measure fair value based on a three-level hierarchy of inputs, of which the first two are considered observable and the last unobservable.

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.
•
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” ("SFAS 141(R)"), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of SFAS 141(R) had no impact on the Company’s financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” ("SFAS 160"), which establishes and expands accounting and reporting standards for minority interests, which are characterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement is effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS 160 had no impact on the Company’s financial position and results of operations.

In May 2008, the FASB issued FSP Accounting Principles Board Opinion (“APB”) No. 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).  Under FSP APB 14-1, an issuer must allocate the initial proceeds from the issuance of a convertible debt instrument between the instrument’s liability and equity components so that the effective interest rate of the liability component equals the issuer’s nonconvertible debt borrowing rate at issuance.    The adoption of FSP APB 14-1 had no impact on the Company’s financial position and results of operations.

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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP No. This position requires disclosures beginning in the second quarter of 2009 about the fair value of all financial instruments, for which it is practicable to estimate that fair value, for interim and annual reporting periods.  Since FSP SFAS No. 107-1 and APB No. 28-1 impacts disclosure only, the adoption of this position will not have an impact on the Company’s consolidated results of operations, financial position or cash flows.  This enhanced disclosure is provided in Note 3.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.  The new standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The statement requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or available to be issued. This statement is effective for interim and annual periods ending after June 15, 2009.  This statement impacts disclosure only.  The Company has performed an evaluation of subsequent events through August 10, 2009, which is the date the financial statements were issued.

In June 2009, the FASB issued SFAS No. 166,  “Accounting for Transfers of Financial Assets. SFAS No.166 is a revision of SFAS No.140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and a company’s continuing involvement in transferred assets. It removes the concept of qualifying special–purpose entity from US GAAP, changes the requirements for derecognizing financial assets and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact of SFAS No.166.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation (FIN) No. 46(R)”, amending existing consolidation guidance for variable interest entities. The new standard requires a company to perform a qualitative analysis when determining whether it must consolidate a variable interest entity.  SFAS 167 also amends certain guidance for determining whether an entity is a variable interest entity. A company must now disclose how its involvement with a variable interest entity affects the company’s financial statements and disclose any significant judgments and assumptions made in determining whether it must consolidate a variable interest entity. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact of SFAS No.167.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, a replacement of SFAS No. 162.  The FASB Accounting Standards Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing accounting and reporting standards, other than rules and interpretative releases issued by the SEC. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and will have no impact on the Company's financial position or results of operations.

NOTE 2 - PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

Property, plant, equipment and water programs consist of the following (in thousands):

	June 30,	December 31,
	2009	2008

Land and land improvements	$21,998	$21,998
Water programs	14,274	14,274
Buildings	1,161	1,161
Leasehold improvements	570	570
Furniture and fixtures	413	407
Machinery and equipment	911	854
Construction in progress	4	-
	39,331	39,264

Less accumulated depreciation	(3,651)	(3,480)

	$35,680	$35,784

Depreciation expense totaled $85,000 for the three months ended June 30, 2009 and 2008.  Depreciation expense totaled $171,000 and $169,000 for the six months ended June 30, 2009 and 2008, respectively.

NOTE 3 – LONG-TERM DEBT

The carrying value of the Company's debt, before discount, approximates fair value, based on interest rates available to the Company for debt with similar terms.   At June 30, 2009 and December 31, 2008, the carrying amount of the Company’s outstanding debt is summarized as follows (in thousands):

	June 30,	December 31,
	2009	2008

Zero coupon secured convertible term loan due June 29, 2013. Interest accruing at 5% per annum until June 29, 2009 and at 6% thereafter	$42,324	$41,276
Other loans	52	13
Debt discount, net of accumulated accretion	(7,657)	(7,305)
	34,719	33,984

Less current portion	24	9

	$34,695	$33,975

Pursuant to the Company’s loan agreements, annual maturities of long-term debt outstanding on June 30, 2009, are as follows:

12 Months Ending June 30,	(in thousands)

2010	24
2011	16
2012	12
2013	42,324
$42,376

In June 2006, the Company entered into a $36.4 million five year zero coupon convertible term loan with Peloton Partners LLP, as administrative agent for the loan, and with an affiliate of Peloton and another investor, as lenders.  Certain terms of the loan were subsequently amended pursuant to Amendment #1 to the Credit Agreement, which was effective September 2006.  On April 16, 2008, the Company was advised that Peloton had assigned its interest in the loan to an affiliate of Lampe Conway & Company LLC (“Lampe Conway”), and Lampe Conway subsequently replace Peloton as administrative agent of the loan (the “Lampe Conway Loan”).  On June 4, 2009, the Company completed arrangements to amend the Term Loan.  The significant terms of the amendment are as follows:

•	Maturity date is extended from June 29, 2011, to June 29, 2013;

•	Interest will continue to accrue at 6% per annum through maturity; and

•
The convert feature has been modified to allow up to $4.55 million of principal to be converted into 650,000 shares of Cadiz common stock (“Initial Convert Portion”) at a conversion price of $7 per share, and the remaining principal and interest to be converted into shares of Cadiz common stock at a conversion price of $35 per share.  If fully converted at June 29, 2013, this would result in Cadiz common stock being issued at an average convert price of $26 per share; and

•
The Company now has the right at any time prior to June 29, 2013 to prepay the loan's outstanding principal (other than as to the Initial Convert Portion) plus all accrued interest in full without penalty, and may at the same time prepay the Initial Convert Portion either in stock at a 110% conversion premium or, at the election of the lenders, in cash with an equal value (but not less than $4.55 million).

As a result of the modification of the convertible debt arrangement, the change in conversion value between the original and modified instrument is approximately $1.6 million which is recorded as an additional debt discount.  Such debt discount is accreted to the redemption value of the instrument over the remaining term of the loan as additional interest expense.

The debt covenants associated with the loan were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At June 30, 2009, the Company was in compliance with its debt covenants.

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

The Company also granted options to purchase 7,661 common shares at a price of $20.00 per share under the 2007 Management Equity Incentive Plan on July 25, 2007, and options to purchase 10,000 common shares at a price of $18.99 on January 9, 2008.  The options have strike prices that are at or slightly above the fair market value of the Company’s common stock on the date that the grants became effective.  The options have a ten year term with vesting periods ranging from issuance date to 16 months.  Unexercised options to purchase 20,000 shares and 40,000 shares were forfeited in August 2008 and February 2009, respectively.   Previously recognized expenses of $66,000 related to the unvested portion of these awards was credited against stock based compensation expense in 2008.  All options have been issued to officers, employees and consultants of the Company.  In total, options to purchase 325,000 shares were unexercised and outstanding on June 30, 2009, under the two management equity incentive plans.

The Company recognized stock option related compensation costs of $0 and $131,000 in the six months ended June 30, 2009 and 2008, respectively.  No options were exercised during the six months ended June 30, 2009.

Stock Awards to Directors, Officers, and Consultants

The Company has granted stock awards pursuant to its 2007 Management Equity Incentive Plan and Outside Director Compensation Plan.

Of the total 1,050,000 shares reserved under the 2007 Management Equity Incentive Plan, a grant of 950,000 shares became effective on July 25, 2007.  The grant consisted of two separate awards.

-	A 150,000 share award, that vests in three equal installments on January 1, 2008, January 1, 2009, and January 1, 2010. 100,000 shares have been issued pursuant to this award as of January 2009.

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

Of the remaining 100,000 shares reserved under the 2007 Management Equity Incentive Plan, 10,000 were issued as options as described above, and 90,000 were issued as shares that vested in May 2009.

Under the Outside Director Compensation Plan, 4,285 shares were awarded for service in the plan year ended June 30, 2006, and were issued on January 31, 2007.  A 4,599 share grant for service during the plan year ended June 30, 2007, was awarded on that date, and the grant vested on January 31, 2008.  7,026 shares awarded for services rendered in the plan year ended June 30, 2008, vested and were issued on January 31, 2009.  An 11,775 share grant for service during the plan year ended June 30, 2009, became effective on that date.  The award will vest on January 31, 2010.
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

The accompanying consolidated financial statements include $1,391,000 of stock based compensation expense related to stock based awards in the six months ended June 30, 2009, and $2,413,000 in the six months ended June 30, 2008.  On June 30, 2009, there was $1,263,000 of unamortized compensation expense relating to stock awards.

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

A private placement was completed by the Company in November and December of 2008 of 165,000 Units at the price of $31.50 per unit for proceeds of $5,197,500.  Each Unit consists of three (3) shares of the Company’s common stock and two (2) common stock purchase warrants.  The first warrant entitles the holder to purchase one (1) share of common stock at an exercise price of $12.50 per share.  This warrant has a term of one year, but is callable by the Company commencing six months following completion of the offering if the closing market price of the Company’s stock exceeds $18.75 for 10 consecutive trading days.  The second warrant entitles the holder to purchase one (1) share of common stock at an exercise price of $12.50 per share.  This warrant has a term of three years and is not callable by the Company.  330,000 warrants remain outstanding on June 30, 2009.

NOTE 6 – INCOME TAXES

As of June 30, 2009, the Company had net operating loss (“NOL”) carryforwards of approximately $99.7 million for federal income tax purposes and $45.3million for California state income tax purposes.  Such carryforwards expire in varying amounts through the year 2029.  Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

In addition, on August 26, 2005, a Settlement Agreement between Cadiz, on one hand, and Sun World and three of Sun World’s subsidiaries, on the other hand, was approved by the U.S. Bankruptcy Court, concurrently with the Court’s confirmation of the amended Plan.  The Settlement Agreement provides that following the September 6, 2005, effective date of Sun World’s plan of reorganization, Cadiz will retain the right to utilize the Sun World net operating loss carryovers (“NOLs”).  Sun World Federal NOLs are estimated to be approximately $58 million.  If, in any year from calendar year 2005 through calendar year 2011, the utilization of such NOLs results in a reduction of Cadiz’ tax liability for such year, then Cadiz will pay to the Sun World bankruptcy estate 25% of the amount of such reduction, and shall retain the remaining 75% for its own benefit.  There is no requirement that Cadiz utilize these NOLs during this reimbursement period, or provide any reimbursement to the Sun World bankruptcy estate for any NOLs used by Cadiz after this reimbursement period expires.

As of June 30, 2009, the Company possessed unrecognized tax benefits totaling approximately $3.3 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.  Additionally, as of that date the Company had accrued approximately $211,000 for state taxes, interest and penalties related to income tax positions in prior returns.  Income tax penalties and interest are classified as general and administrative expenses.  The Company was not subject to any income tax penalties and interest during the six months ended June 30, 2009.

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

NOTE 7 – NET LOSS PER COMMON SHARE

Basic earnings per share (EPS) is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any, by the weighted-average common shares outstanding.  Options, deferred stock units, warrants and convertible debt were not considered in the computation of diluted EPS because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 2,446,000 and 2,322,000 for the six months ended June 30, 2009 and 2008, respectively.

NOTE 8 – FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008 and June 30, 2009, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. The Company considers a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	Investments at Fair Value as of December 31, 2008
(in thousands)	Level 1	Level 2	Level 3	Total

Certificates of deposit	$4,500	$-	$-	$4,500

Total investments at fair value	$4,500	$-	$-	$4,500

	Investments at Fair Value as of June 30, 2009
(in thousands)	Level 1	Level 2	Level 3	Total

Certificates of deposit	$1,500	$-	$-	$1,500

Total investments at fair value	$1,500	$-	$-	$1,500

NOTE 9 – SUBSEQUENT EVENT

As previously reported, in 2008 the Company arranged for certain legal and advisory services including interim payments due upon completion of specified milestones with respect to the Cadiz Project, with the fee payable in cash and/or stock. The first such milestone was satisfied on June 4, 2009, resulting in an obligation on the Company's part to pay a fee of $500,000, for which the parties agreed to payment in the form of 59,312 shares of the Company's common stock valued at $8.43 per share, reflecting the fair market value of the stock as of June 4.  These shares were issued subsequent to the current period being reported.  The number of shares so issued represented less than one percent of the Company's outstanding common stock.

ITEM 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations
In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the following discussion contains trend analysis and other forward-looking statements.  Forward-looking statements can be identified by the use of words such as "intends", "anticipates", "believes", "estimates", "projects", "forecasts", "expects", "plans" and "proposes".  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements.  These include, among others, our ability to maximize value from our Cadiz, California land and water resources; and our ability to obtain new financings as needed to meet our ongoing working capital needs.  See additional discussion under the heading  “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

Overview

Our operations (and, accordingly, our working capital requirements) relate primarily to our water, agricultural, and renewable energy development activities.

Our primary assets consist of 45,000 acres of land in three areas of eastern San Bernardino County, California.  Virtually all of this land is underlain by high-quality groundwater resources that are suitable for a variety of uses, including water storage and supply programs.  The advantages of underground water storage relative to surface storage include minimal surface environmental impacts, low capital investment, and minimal evaporative water loss. The properties are located in proximity to the Colorado River and the Colorado River Aqueduct, the major source of imported water for Southern California.

            The value of these assets derives from a combination of projected population increases and limited water and energy supplies throughout Southern California.  California is facing the very real possibility that current and future supplies of water will not be able to meet demand.  Water agencies throughout California have imposed mandatory rationing in 2009 in order to meet anticipated demand.  Moreover, through a series of policy initiatives, the State of California and the United States government have issued compelling calls for increased renewable energy production, including California’s mandate to acquire 33% of the state’s electricity from renewable sources.  As a result, we believe that a competitive advantage exists for companies that can provide high-quality, reliable, and affordable water to major population centers as well as for companies that can site solar energy facilities.

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

Meanwhile, the need for new water storage and dry-year supplies has not abated.  The population of California continues to grow, while water supplies are being challenged by drought, lack of infrastructure and environmental protections.  Indeed, California is facing the very real possibility that current and future supplies of water will not be able to meet demand. In 2007, a federal judge limited deliveries out of California’s State Water Project, reducing Southern California’s water supply. This restriction has limited available supplies from California’s State Water Project to just 40% of capacity in 2009.   Moreover, cities throughout Southern California have endured dry local conditions for three years leaving supplies in storage at perilously low levels, while Colorado River deliveries to the State remain at average levels.

These conditions have greatly challenged California’s water supplies.  Approximately 49 water agencies throughout California have imposed mandatory rationing in 2009 in order to meet anticipated demand and at least 60 water agencies have imposed voluntary conservation measures.  Policy leaders and lawmakers have introduced legislation to improve the State’s water infrastructure and are pursuing public financing for new storage and supply projects.

To meet the growing demand for new water storage and supplies, we have continued to pursue the implementation of the Cadiz Project.  To that end, in September 2008, we secured a new right-of-way for the Project’s water conveyance pipeline by entering into a lease agreement with the Arizona & California Railroad Company.  The agreement allows Cadiz to utilize a portion of the railroad’s right-of-way for the Cadiz Project water conveyance pipeline for a period up to 99 years.

 In June 2009, we executed Letters of Intent (LOI) with five Southern California water providers, including four public municipal water agencies and Golden State Water Company, California’s second largest publicly-traded water utility. As part of the LOIs, Cadiz and the five water providers will develop a cost-sharing agreement, finalize terms of pricing, design and capital allocation and work towards implementation of the Project.  These providers serve more than 3 million customers in California’s San Bernardino, Riverside, Los Angeles, Orange and Ventura Counties. The Company expects to add additional participants for other aspects of the project as the environmental review proceeds.

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

Permanent crops currently in production include 160 acres of certified organic vineyards and 260 acres of lemons.  Both of these crops are farmed using sustainable agricultural practices.  Additionally, we entered into an agreement with a third party to develop up to another 500 acres of lemons.

Seasonal vegetable crops are all grown organically and 2009 plantings include squash and beans.

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

Results of Operations

Three Months Ended June 30, 2009, Compared to Three Months Ended June 30, 2008

We have not received significant revenues from our water resource activity to date.  As a result, we have historically incurred a net loss from operations.  We had revenues of $19 thousand for the three months ended June 30, 2009, and $16 thousand for the three months ended June 30, 2008.  We incurred a net loss of $4.4 million in the three months ended June 30, 2009, compared with a $3.7 million net loss during the three months ended June 30, 2008.  The higher 2009 loss was primarily due to higher stock based compensation related to shares issued under the 2007 Management Equity Incentive Plan and a stock based incentive fee earned for certain legal and advisory services upon completion of milestones associated with the Cadiz Project.

Our primary expenses are our ongoing overhead costs (i.e. general and administrative expense) and our interest expense.  We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

Revenues  Cadiz had revenues of $19 thousand for the three months ended June 30, 2009, and $16 thousand for the three months ended June 30, 2008, both related to the completion of the lemon harvest.

Cost of Sales  Cost of Sales totaled $0 thousand during the three months ended June 30, 2009, and $4 thousand during the three months ended June 30, 2008.  All costs associated with the completion of the lemon harvest for the three months ended June 30, 2009 had previously been recognized.

General and Administrative Expenses General and administrative expenses during the three months ended June 30, 2009, totaled $3.2 million compared to $2.6 million for the three months ended June 30, 2008.  Non-cash compensation costs for stock and option awards are included in General and Administrative Expenses.

Compensation costs from stock and option awards for the three months ended June 30, 2009, were $990 thousand, compared with $839 thousand for the three months ended June 30, 2008.  The expense reflects the vesting schedule of 2007 Management Equity Incentive Plan stock awards that became effective in July 2007.  Of these amounts, $289 thousand in 2009 and $727 thousand in 2008 relate to Milestone-Based Deferred Stock, none of which was ultimately issued. Shares and options issued under the Plans vest over varying periods from the date of issue to January 2011.  See Notes to the Consolidated Financial Statements: Note 5 – Stock Based Compensation Plans and Warrants.

Other General and Administrative Expenses, exclusive of stock based compensation costs, totaled $2.2 million in the three months ended June 30, 2009, compared with $1.7 million for the three months ended June 30, 2008.  The difference related to a $500 thousand stock base incentive fee earned for certain legal and advisory services upon completion of certain milestones associated with the Cadiz Project.

Depreciation Depreciation expense for the three months ended June 30, 2009 and 2008, totaled $85 thousand for each period.

Interest Expense, net  Net interest expense totaled $1.1 million during the three months ended June 30, 2009, compared to $1.1 million during the same period in 2008.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	June 30,
	2009	2008

Interest on outstanding debt	$531	$508
Amortization of financing costs	17	18
Amortization of debt discount	605	556
Interest income	(13)	(28)

	$1,140	$1,054

The increase in net interest expense is primarily due the amortization of the debt discount related to the zero coupon secured convertible term loan and interest on the loan.  2009 interest income decreased from $28 thousand in 2008 to $13 thousand in 2009, due to lower cash balances and lower short-term interest rates.   See Notes to the Consolidated Financial Statements: Note 3 – Long-term Debt.

Income Taxes  Income tax expense for the three months ended June 30, 2009, was $1 thousand, compared with $3 thousand during the prior year period.  See Notes to the Consolidated Financial Statements: Note 6 – Income Taxes.

Six Months Ended June 30, 2009, Compared to Six Months Ended June 30, 2008

We had revenues of $48 thousand for the six months ended June 30, 2009 and $33 thousand for the six months ended June 30, 2008.  We incurred a net loss of $7.8 million in the six months ended June 30, 2009, compared with an $8.7 million net loss during the six months ended June 30, 2008.  The higher loss in the 2008 period primarily related to higher non-cash expenses related to stock and option awards and expenses related to the Company’s lawsuit against the Metropolitan Water District of Southern California that was settled in the first quarter of 2009.

Revenues  Cadiz had revenues of $48 thousand for the six months ended June 30, 2009 and $33 thousand for the six month ended June 30, 2008, both related to the completion of the lemon harvest.

Cost of Sales  Cost of Sales totaled $101 thousand during the six months ended June 30, 2009 and $17 thousand during the six months ended June 30, 2008.  The higher cost of sales in 2009 related to cost associated with a reduction in the carrying value of the raisin inventory.

General and Administrative Expenses General and administrative expenses during the six months ended June 30, 2009, totaled $5.2 million compared to $6.5 million for the six months ended June 30, 2008.  Non-cash compensation costs for stock and option awards are included in General and Administrative Expenses.

Compensation costs from stock and option awards for the six months ended June 30, 2009, were $1.4 million, compared with $2.5 million for the six months ended June 30, 2008.  The expense reflects the vesting schedule of 2007 Management Equity Incentive Plan stock awards that became effective in July 2007.  Of these amounts, $579 thousand in 2009 and $1.8 million in 2008 relate to Milestone Based Deferred Stock, none of which was ultimately issued. Shares and options issued under the Plans vest over varying periods from the date of issue to January 2011.  See Notes to the Consolidated Financial Statements: Note 5 – Stock Based Compensation Plans and Warrants.

Other General and Administrative Expenses, exclusive of stock based compensation costs, totaled $3.8 million in the six months ended June 30, 2009, compared with $4.0 million for the six months ended June 30, 2008.

Depreciation and Amortization Depreciation and amortization expense for the six months ended June 30, 2009 and 2008 totaled $171 thousand and $169 thousand, respectively.

Interest Expense, net  Net interest expense totaled $2.3 million during the six months ended June 30, 2009, compared to $2.0 million during the same period in 2008.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Six Months Ended
	June 30,
	2009	2008

Interest on outstanding debt	$1,047	$993
Amortization of financing costs	39	36
Amortization of debt discount	1,268	1,076
Interest income	(30)	(81)

	$2,324	$2,024

The increase in net interest expense is primarily due the amortization of the debt discount related to the conversion option embedded in the senior secured convertible term loan.  2009 interest income decreased to $30 thousand from $81 thousand in the prior year, due to lower cash balances, lower short-term interest rates and a more conservative investment policy.  See Notes to the Consolidated Financial Statements: Note 3 – Long-term Debt.

Income Taxes  Income tax expense for the six months ended June 30, 2009 was $2 thousand, compared with $4 thousand of income tax expense during the six months ended June 30, 2008.  See Note 6 of the Notes to the Consolidated Financial Statements – Income Taxes.

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

We have worked with our secured lenders to structure our debt in a way which allows us to continue our development of the Cadiz Project and minimize the dilution of the ownership interests of common stockholders.  In June 2006, we entered into a $36.4 million five year zero coupon senior secured convertible term loan with Peloton Partners LLP (through an affiliate) and another lender (the “Term Loan”).  On April 16, 2008, we were advised that Peloton had assigned its interest in the Term Loan to an affiliate of Lampe Conway & Company LLC (“Lampe Conway”), and Lampe Conway subsequently replaced Peloton as administrative agent of the loan.  On June 4, 2009, we completed arrangements to amend the Term Loan.  The significant terms of the amendment are as follows:

•	Maturity date is extended from June 29, 2011, to June 29, 2013;

•	Interest will continue to accrue at 6% per annum through maturity; and

•
The convert feature has been modified to allow up to $4.55 million of principal to be converted into 650,000 shares of Cadiz common stock (“Initial Convert Portion”) at a conversion price of $7 per share, and the remaining principal and interest to be converted into shares of Cadiz common stock at a conversion price of $35 per share.  If fully converted at June 29, 2013, this would result in Cadiz common stock being issued at an average convert price of $26 per share; and

•
We now have the right at any time prior to June 29, 2013 to prepay the loan's outstanding principal (other than as to the Initial Convert Portion) plus all accrued interest in full without penalty, and may at the same time prepay the Initial Convert Portion either in stock at a 110% conversion premium or, at the election of the lenders, in cash with an equal value (but not less than $4.55 million).

As a result of the modification of the convertible debt arrangement, the change in conversion value between the original and modified instrument is approximately $1.6 million is recorded as an additional debt discount.  Such debt discount is accreted to the redemption value of the instrument over the remaining term of the loan as additional interest expense.

The debt covenants associated with the loan were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At June 30, 2009, we were in compliance with its debt covenants.

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

At June 30, 2009, we had no outstanding credit facilities other than the Convertible Term Loan.

Cash Used for Operating Activities.  Cash used for operating activities totaled $3.8 million and $4.6 million for the six months ended June 30, 2009, and June 30, 2008, respectively.  Working capital requirements are seasonally less in the second half of the year as proceeds from agricultural operations are realized.  The cash was primarily used to fund general and administrative expenses related to the Company’s resource development efforts.

Cash Provided by (Used for) Investing Activities.  Cash provided by investing activities in the six months ended June 30, 2009, was $2.9 million, compared with $84 thousand of cash used for investing activities during the same period in 2008.   The 2009 period included $3 million of short term deposits that matured, which were not considered cash equivalents.

Cash Provided by (Used for) Financing Activities.  Cash provided by financing activities was $38 thousand during the six months ended June 30, 2009, compared with $4 thousand of cash used for financing activities during the prior year period.

Outlook

Short Term Outlook.  Based on our current and anticipated usage of cash resources, we will require additional working capital commencing during the first quarter of fiscal 2010 to meet our cash resource needs from that point forward and to continue to finance our operations until such time as our asset development programs produce revenues.   If we are unable to generate this from our current development activities, than we will need to seek additional debt or equity financing in the capital markets.  We expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities.  See "Long Term Outlook", below.  No assurances can be given, however, as to the availability or terms of any new financing.

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

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements – Description of Business and Summary of Significant Accounting Policies.

Certain Known Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	After 5 years
(in thousands)
Long term debt obligations	$42,376	$24	$28	$42,324	$-
Interest Expense	11,563	1	1	11,561	-
Operating leases	898	364	488	46	-
	$54,837	$389	$517	$53,931	$-

             Not included in the table above is a potential obligation to pay an amount of up to 1% of the net present value of the Cadiz Project in consideration of certain legal and advisory services to be provided to us.  This fee would be payable upon completion of binding agreements for at least 51% of the Cadiz Project’s annual capacity and receipt of all environmental approvals and permits necessary to start construction of the Cadiz Project.  A portion of this fee may be payable in stock.  Interim payments of up to $1.5 million, applicable to the final total, would be made upon the achievement of certain specified milestones.  $500 thousand of these interim payments was earned in the reporting quarter and was reflected in accrued liabilities at June 30, 2009.  This arrangement may be terminated by either party upon 60 days notice, with any compensation earned but unpaid prior to termination payable following termination.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2009, all of our indebtedness bore interest at fixed rates; therefore, we are not exposed to market risk from changes in interest rates on long-term debt obligations.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chairman and Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to our Board of Directors.  Based on their evaluation as of June 30, 2009, our Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings

There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 1A.  Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported, in 2008 the Company arranged for certain legal and advisory services including interim payments due upon completion of specified milestones with respect to the Cadiz Project, with the fee payable in cash and/or stock.  The first such milestone was satisfied on June 4, 2009, resulting in an obligation on the Company's part to pay a fee of $500,000, for which the parties agreed to payment in the form of 59,312 shares of the Company's common stock valued at $8.43 per share, reflecting the fair market value of the stock as of June 4.  The number of shares so issued represented less than one percent of the Company's outstanding common stock.

The issuance of securities was not registered under the Securities Act of 1933, as amended (the "Securities Act"), but was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act as the transaction did not involve a public offering, the number of investors was limited, the investors were provided with information about us, and the Company placed restrictions on the resale of the securities.

ITEM 3.     Defaults Upon Senior Securities

Not applicable.

ITEM 4.     Submission of Matter to a Vote of Security Holders

Not applicable.

ITEM 5.     Other Information
Not applicable.

ITEM 6.     Exhibits

The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

10.1	Amended and Restated Employment Agreement Between Keith Brackpool and Cadiz Inc. dated May 22, 2009.

10.2	Employment Agreement Between Timothy J. Shaheen and Cadiz Inc. dated May 22, 2009.

31.1	Certification of Keith Brackpool, Chairman and Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Keith Brackpool, Chairman and Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cadiz Inc.

By:	/s/ Keith Brackpool	August 10, 2009
	Keith Brackpool	Date
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Timoth J. Shaheen	August 10, 2009
	Timoth J. Shaheen	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)