Form 10-Q
period 2009-09-30
CADIZ INC
filed 2009-11-06
CIK 727273

United States
Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[√]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2009

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
Yes ___ No___
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
Yes ___  No   √
As of October 30, 2009, the Registrant had 13,283,188 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.

Index

ii

Cadiz Inc.

Consolidated Statements of Operations (Unaudited)

	For the Three Months
	Ended September 30,
($ in thousands except per share data)	2009	2008

Revenues	$138	$247

Costs and expenses:
Cost of sales	247	192
General and administrative	1,963	2,349
Depreciation	85	87

Total costs and expenses	2,295	2,628

Operating loss	(2,157)	(2,381)

Other income (expense)
Interest expense, net	(976)	(1,103)
Other income (expense), net	(976)	(1,103)

Loss before income taxes	(3,133)	(3,484)
Income tax provision	1	2

Net loss	$(3,134)	$(3,486)

Net loss available to common stockholders	$(3,134)	$(3,486)

Basic and diluted net loss per common share	$(0.25)	$(0.29)

Basic and diluted weighted average shares outstanding	12,649	11,958

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Operations (Unaudited)

	For the Nine Months
	Ended September 30,
($ in thousands except per share data)	2009	2008

Revenues	$186	$280

Costs and expenses:
Cost of sales	348	209
General and administrative	7,194	8,845
Depreciation	256	256

Total costs and expenses	7,798	9,310

Operating loss	(7,612)	(9,030)

Other income (expense)
Interest expense, net	(3,300)	(3,127)
Other income (expense), net	(3,300)	(3,127)

Loss before income taxes	(10,912)	(12,157)
Income tax provision	3	6

Net loss	$(10,915)	$(12,163)

Net loss available to common stockholders	$(10,915)	$(12,163)

Basic and diluted net loss per common share	$(0.87)	$(1.02)

Basic and diluted weighted average shares outstanding	12,569	11,957

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Balance Sheet (Unaudited)

	September 30,	December 31,
($ in thousands)	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$1,425	$2,014
Short-term investments	-	4,500
Accounts receivable	113	66
Tax receivable	108	-
Inventories	266	172
Prepaid expenses	326	335

Total current assets	2,238	7,087

Property, plant, equipment and water programs, net	35,603	35,784
Goodwill	3,813	3,813
Other assets	536	728

Total Assets	$42,190	$47,412

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$232	$247
Accrued liabilities	513	559
Tax liabilities	320	216
Current portion of long term debt	22	9

Total current liabilities	1,087	1,031

Long-term debt, net	35,661	33,975

Total Liabilities	36,748	35,006

Stockholders’ equity:
Common stock - $.01 par value; 70,000,000 shares
authorized; shares issued and outstanding – 12,659,548 at
September 30, 2009 and 12,453,210 at December 31, 2008	127	125
Additional paid-in capital	267,482	263,533
Accumulated deficit	(262,167)	(251,252)
Total stockholders’ equity	5,442	12,406

Total Liabilities and Stockholders’ equity	$42,190	$47,412

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statement of Cash Flows (Unaudited)

	For the Nine Months
	Ended September 30,
($ in thousands except per share data)	2009	2008

Cash flows from operating activities:
Net loss Adjustments to reconcile net loss to	$(10,915)	$(12,163)
net cash used for operating activities:
Depreciation	255	256
Amortization of debt discount & issuance costs	1,635	1,718
Interest expense added to loan principal	1,696	1,507
Compensation charge for stock awards and share options	1,833	3,451
Issuance of stock for services	500	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(155)	(182)
Increase in prepaid expenses	(85)	(824)
Decrease in other assets	145	-
Increase (decrease) in accounts payable	(15)	32
Increase in accrued liabilities	58	122
Net cash used for operating activities	(5,048)	(6,083)

Cash flows from investing activities:
Proceeds from sale of short-term investments	4,500	-
Additions to property, plant and equipment	(74)	(92)
Other	-	(7)

Net cash provided by (used in) investing activities	4,426	(99)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	47	-
Principal payments on long-term debt	(14)	(7)

Net cash provided by (used in) financing activities	33	(7)

Net decrease in cash and cash equivalents	(589)	(6,189)

Cash and cash equivalents, beginning of period	2,014	8,921

Cash and cash equivalents, end of period	$1,425	$2,732

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statement of Stockholders' Equity (Unaudited)

($ in thousands except per share data)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of December 31, 2008	12,453,210	$125	$263,533	$(251,252)	$12,406

Stock awards	147,026	1	-	-	1
Issuance of common stock for services	59,312	1	499	-	500
Convertible term loan conversion option	-	-	1,617	-	1,617

Stock based compensation expense	-	-	1,833	-	1,833

Net loss	-	-	-	(10,915)	(10,915)

Balance as of September 30, 2009	12,659,548	$127	$267,482	$(262,167)	$5,442

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

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2008.  The results of operations for the nine months ended September 30, 2009, are not necessarily indicative of results for the entire fiscal year ending December 31, 2009.

Liquidity

    The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $10.9 million for the nine months ended September 30, 2009, and $12.2 million for the nine months ended September 30, 2008.  The Company had working capital of $1.2 million at September 30, 2009, and used cash in operations of $5.2 million for the nine months ended September 30, 2009 and $6.1 million for the nine months ended September 30, 2008.  As further discussed below, in October 2009, the Company raised $7.0 million with a private placement of 220,880 Units at $31.50 per Unit.  Working capital requirements are seasonally less in the second half of the year as proceeds from agricultural operations are realized.  Currently, the Company's sole focus is the development of its land and water assets.

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

    In September 2006, $1.1 million was raised when certain holders of warrants to purchase the Company’s common stock at $15.00 per share chose to exercise the warrants and purchase 70,000 shares of common stock.  Another $5.0 million was raised in February 2007, when all remaining warrant holders chose to exercise their rights to purchase 335,440 shares of the Company’s common stock for $15.00 per share.  In November and December 2008, the Company raised $5.2 million with a private placement of 165,000 Units at $31.50 per unit.  Each unit consists of three (3) shares of the Company’s common stock and two (2) stock purchase warrants.  In October 2009, the Company raised $7.0 million with a private placement of 220,880 Units at $31.50 per Unit.  This includes 20,880 Units purchased by the Lenders of the Term Loan pursuant to the Lenders’ Participation Rights under the Term Loan.  Each Unit consists of three (3) shares of the Company’s common stock and one (1) stock purchase warrant.

    The Company’s current resources do not provide the capital necessary to fund a water development project should the Company be required to do so.  There is no assurance that additional financing (public or private) will be available to fund such projects on acceptable terms or at all.  If the Company issues additional equity or equity linked securities to raise funds, the ownership percentage of the Company’s existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  If the Company cannot raise needed funds, it might be forced to make substantial reductions in its operating expenses, which could adversely affect its ability to implement its current business plan and ultimately its viability as a company.  Based upon the Company’s current and anticipated usage of cash resources, it will require additional working capital commencing during the first quarter of fiscal 2011 to meet its cash resource needs from that point forward and to continue to finance its operations until such time as its asset development programs produce revenues.  If the Company is unable to generate this from its current development activities, then it will need to seek additional debt or equity financing in the capital markets.

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

Short-Term Investments

    The Company considers all short-term deposits with an original maturity greater than three months, but no greater than one year, to be short-term investments.  At September 30, 2009, the Company had no short-term investments, and had $4.5 million invested in short-term investments at September 30, 2008.

Recent Accounting Pronouncements

    On January 1, 2008, the Financial Accounting Standards Board issued new accounting guidance on fair value measurements. This new guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The new guidance was effective for the Company beginning January 1, 2008, for certain financial assets and liabilities. Refer to Note 8 for additional information regarding our fair value measurements for financial assets and liabilities. The new guidance is effective for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis beginning July 1, 2009.   The new accounting guidance describes how to measure fair value based on a three-level hierarchy of inputs, of which the first two are considered observable and the last unobservable.

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

The adoption of this new accounting guidance did not have a material impact on our consolidated financial statements.
    In December 2007, the Financial Accounting Standards Board issued new accounting guidance on business combinations and non-controlling interests in consolidated financial statements. The new guidance revises the method of accounting for a number of aspects of business combinations and noncontrolling interests, including acquisition costs, contingencies (including contingent assets, contingent liabilities and contingent purchase price), the impacts of partial and step-acquisitions (including the valuation of net assets attributable to non-acquired minority interests) and post-acquisition exit activities of acquired businesses. This new accounting guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this accounting guidance has had no impact on the Company’s financial position and results of operations.

    In May 2008, the Financial Accounting Standards Board issued new accounting guidance on convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement.  This new guidance requires an issuer to allocate the initial proceeds from the issuance of a convertible debt instrument between the instrument’s liability and equity components so that the effective interest rate of the liability component equals the issuer’s nonconvertible debt borrowing rate at issuance.  The adoption of this accounting guidance had no impact on the Company’s financial position and results of operations.

    In June 2008, the Financial Accounting Standards Board issued new accounting guidance for determining whether instruments granted in share-based payment transactions are participating securities.  This new accounting guidance addresses whether unvested instruments granted in share-based payment transactions that contain nonforfeitable rights to dividends or dividend equivalents are participating securities subject to the two-class method of computing earnings per share.  This accounting guidance is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of this new accounting guidance had no impact on the Company's financial position and results of operations.

    In April 2009, the Financial Accounting Standards Board issued new guidance for interim disclosures about the fair value of financial instruments.  This new guidance requires disclosures beginning in the second quarter of 2009 about the fair value of all financial instruments, for which it is practicable to estimate that fair value, for interim and annual reporting periods.  Since this guidance impacts disclosure only, the adoption will not have an impact on the Company’s consolidated results of operations, financial position or cash flows.  This enhanced disclosure is provided in Note 3.
    In May 2009, the Financial Accounting Standards Board issued new guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The statement requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or available to be issued. This new guidance is effective for interim and annual periods ending after June 15, 2009.  This new guidance impacts disclosure only.  The Company has performed an evaluation of subsequent events through November 9, 2009, which is the date the financial statements were issued.  Refer to subsequent events disclosures in Note 9.

    In June 2009, the Financial Accounting Standards Board issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity (QSPE). This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. This amendment will not have a material affect on our financial position, results of operations or liquidity.

    In June 2009, the Financial Accounting Standards Board also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. This amendment will not have a material affect on our financial position, results of operations or liquidity.

    In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (Codification). The Codification will become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and will not have an affect on our financial position, results of operations or liquidity.

NOTE 2 - PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

    Property, plant, equipment and water programs consist of the following (in thousands):

	September 30,	December 31,
	2009	2008

Land and land improvements	$21,998	$21,998
Water programs	14,274	14,274
Buildings	1,161	1,161
Leasehold improvements	570	570
Furniture and fixtures	422	407
Machinery and equipment	911	854
Construction in progress	3	-
	39,339	39,264

Less accumulated depreciation	(3,736)	(3,480)

	$35,603	$35,784

    Depreciation expense totaled $85,000 for the three months ended September 30, 2009, and $87,000 for the three months ended September 20, 2008.  Depreciation expense totaled $256,000 for the nine months ended September 30, 2009 and 2008.

NOTE 3 – LONG-TERM DEBT

    The carrying value of the Company's debt, before discount, approximates fair value, based on interest rates available to the Company for debt with similar terms.

    At September 30, 2009, and December 31, 2008, the carrying amount of the Company’s outstanding debt is summarized as follows (in thousands):

	September 30,	December 31,
	2009	2008

Zero coupon secured convertible term loan due June 29, 2013. Interest accruing at 5% per annum until June 29, 2009 and at 6% thereafter	$42,973	$41,276
Other loans	46	13
Debt discount, net of accumulated accretion	(7,336)	(7,305)
	35,683	33,984

Less current portion	22	9

	$35,661	$33,975

    Pursuant to the Company’s loan agreements, annual maturities of long-term debt outstanding on September 30, 2009, are as follows:

12 Months Ending September 30,	(in thousands)

2010	22
2011	16
2012	8
2013	42,973
$43,019

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

•
The conversion feature has been modified to allow up to $4.55 million of principal to be converted into 650,000 shares of Cadiz common stock (“Initial Conversion Portion”) at a conversion price of $7 per share, and the remaining principal and interest to be converted into shares of Cadiz common stock at a conversion price of $35 per share.  If fully converted at June 29, 2013, this would result in Cadiz common stock being issued at an average conversion price of $26 per share; and

•
The Company now has the right at any time prior to June 29, 2013 to prepay the loan's outstanding principal (other than as to the Initial Conversion Portion) plus all accrued interest in full without penalty, and may at the same time prepay the Initial Conversion Portion either in stock at a 110% conversion premium or, at the election of the lenders, in cash with an equal value (but not less than $4.55 million).

    As a result of the modification of the convertible debt arrangement, the change in conversion value between the original and modified instrument is approximately $1.6 million which is recorded as an additional debt discount.  Such debt discount is accreted to the redemption value of the instrument over the remaining term of the loan as additional interest expense.

    The debt covenants associated with the loan were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At September 30, 2009, the Company was in compliance with its debt covenants.

NOTE 4 – COMMON STOCK

    In October 2007, the Company agreed to the conditional issuance of up to 300,000 shares to the former sole shareholder and successor in interest to Exploration Research Associates, Inc. (“ERA”), who is now an employee of the Company.  The agreement settled certain claims by ERA against the Company and provided that the 300,000 shares will be issued if and when certain significant milestones in the development of the Company’s properties are achieved.

    In November 2008, the Company arranged for certain legal and advisory services including interim payments due upon completion of specified milestones with respect to the Cadiz Project, with the fee payable in cash and/or stock.  The first such milestone was satisfied on June 4, 2009, resulting in an obligation by the Company to pay a fee of $500,000, for which the parties agreed to payment in the form of 59,312 shares of the Company’s common stock valued at $8.43 per share, reflecting the fair market value of the stock on June 4.  The number of shares so issued represent less than one percent of the Company’s outstanding common stock.

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

    The Company also granted options to purchase 7,661 common shares at a price of $20.00 per share under the 2007 Management Equity Incentive Plan on July 25, 2007, and options to purchase 10,000 common shares at a price of $18.99 on January 9, 2008.  The options have strike prices that are at or slightly above the fair market value of the Company’s common stock on the date that the grants became effective.  The options have a ten year term with vesting periods ranging from issuance date to 16 months.  Unexercised options to purchase 20,000 shares and 40,000 shares were forfeited in August 2008 and February 2009, respectively.   Previously recognized expenses of $66,000 related to the unvested portion of these awards was credited against stock based compensation expense in 2008.  All options have been issued to officers, employees and consultants of the Company.  In total, options to purchase 325,000 shares were unexercised and outstanding on September 30, 2009, under the two management equity incentive plans.

    The Company recognized stock option related compensation costs of $0 and $82,000 in the nine months ended September 30, 2009 and 2008, respectively.  No options were exercised during the nine months ended September 30, 2009.

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

    The accompanying consolidated financial statements include $1,832,000 of stock based compensation expense related to stock based awards in the nine months ended September 30, 2009, and $3,369,000 in the nine months ended September 30, 2008.  On September 30, 2009, there was $936,000 of unamortized compensation expense relating to stock awards.

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

    A private placement was completed by the Company in November and December of 2008 of 165,000 Units at the price of $31.50 per unit for proceeds of $5,197,500.  Each Unit consists of three (3) shares of the Company’s common stock and two (2) common stock purchase warrants.  The first warrant entitles the holder to purchase one (1) share of common stock at an exercise price of $12.50 per share.  This warrant has a term of one year, but is callable by the Company commencing six months following completion of the offering if the closing market price of the Company’s stock exceeds $18.75 for 10 consecutive trading days.  The second warrant entitles the holder to purchase one (1) share of common stock at an exercise price of $12.50 per share.  This warrant has a term of three years and is not callable by the Company.  330,000 warrants remain outstanding on September 30, 2009.

NOTE 6 – INCOME TAXES

    As of September 30, 2009, the Company had net operating loss (“NOL”) carryforwards of approximately $102.0 million for federal income tax purposes and $47.7 million for California state income tax purposes.  Such carryforwards expire in varying amounts through the year 2029.  Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

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

    As of September 30, 2009, the Company possessed unrecognized tax benefits totaling approximately $3.3 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.  Additionally, as of that date the Company had accrued approximately $320,000 for state taxes, interest and penalties related to income tax positions in prior returns.  Income tax penalties and interest are classified as general and administrative expenses.  The Company was not subject to any income tax penalties and interest during the nine months ended September 30, 2009.

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

NOTE 7 – NET LOSS PER COMMON SHARE

    Basic earnings per share (EPS) is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any, by the weighted-average common shares outstanding.  Options, deferred stock units, warrants and convertible debt were not considered in the computation of diluted EPS because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 2,464,000 and 2,345,000 for the nine months ended September 30, 2009 and 2008, respectively.

NOTE 8 – FAIR VALUE MEASUREMENTS

    The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008 and September 30, 2009, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. The Company considers a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	Investments at Fair Value as of December 31, 2008
(in thousands)	Level 1	Level 2	Level 3	Total

Certificates of deposit	$4,500	$-	$-	$4,500

Total investments at fair value	$4,500	$-	$-	$4,500

Investments at Fair Value as of September 30, 2009
(in thousands)	Level 1	Level 2	Level 3	Total

Certificates of deposit	$-	$-	$-	$-

Total investments at fair value	$-	$-	$-	$-

NOTE 9 – SUBSEQUENT EVENT

    In October 2009, the Company raised $7.0 million with a private placement of 220,880 Units at $31.50 per Unit.  This includes 20,880 Units purchased by the Lenders of the Term Loan pursuant to the Lenders’ Participation Rights under the Term Loan.  Each Unit consists of three (3) shares of the Company’s common stock and one (1) stock purchase warrant.  The warrant entitles the holder to purchase one (1) share of common stock at an exercise price of $15.00 per share.  The warrant has a term of three (3) years, but is callable by the Company at any time following November 1, 2010 if the closing market price of the Company’s common stock exceeds $22.50 for 10 consecutive trading days.

ITEM 2.  Management's Discussioin and Analysis of Financial Condition and Results of Operations

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

            The value of these assets derives from a combination of projected population increases and limited water and energy supplies throughout Southern California.  California is facing the very real possibility that current and future supplies of water will not be able to meet demand.  Water agencies throughout California have imposed mandatory rationing in 2009 in order to meet anticipated demand.  Moreover, through a series of policy initiatives, the State of California and the United States government have issued compelling calls for increased renewable energy production, including California’s mandate to acquire 33% of the state’s electricity from renewable sources by 2020.  As a result, we believe that a competitive advantage exists for companies that can provide high-quality, reliable, and affordable water to major population centers as well as for companies that can site solar energy facilities.

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

    Meanwhile, the need for new water storage and dry-year supplies has not abated.  The population of California continues to grow, while water supplies are being challenged by drought, lack of infrastructure and environmental protections.  Indeed, California is facing the very real possibility that current and future supplies of water will not be able to meet demand. In 2007, a federal judge limited deliveries out of California’s State Water Project, reducing Southern California’s water supply. This restriction has reduced available supplies from California’s State Water Project to just 40% of capacity in 2009.   Moreover, cities throughout Southern California have endured dry local conditions for three years leaving supplies in storage at perilously low levels, while Colorado River deliveries to the State have remained at average levels.

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

Other Development Opportunities

    In addition to the development projects described above, we believe that our landholdings are suitable for other types of development, including solar energy generation.  Both federal and state initiatives support alternative energy facilities to reduce greenhouse gas emissions and the consumption of imported fossil fuels. The locations, topography, and proximity of our properties to utility corridors are well-suited for solar energy generation. An additional advantage we can offer is the availability of the water supply needed by solar thermal power plant designs. We are presently in discussions with energy companies interested in utilizing our landholdings for various types of solar energy development.

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

Results of Operations

Three Months Ended September 30, 2009, Compared to Three Months Ended September 30, 2008

    We have not received significant revenues from our water resource activity to date.  As a result, we have historically incurred a net loss from operations.  We had revenues of $138 thousand for the three months ended September 30, 2009, and $247 thousand for the three months ended September 30, 2008.  We incurred a net loss of $3.1 million in the three months ended September 30, 2009, compared with a $3.5 million net loss during the three months ended September 30, 2008.  The higher 2008 loss was primarily due to higher stock based compensation related to shares issued under the 2007 Management Equity Incentive Plan.

    Our primary expenses are our ongoing overhead costs (i.e. general and administrative expense) and our interest expense.  We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

    Revenues  Cadiz had revenues of $138 thousand for the three months ended September 30, 2009, and $247 thousand for the three months ended September 30, 2008.  The decrease in revenue in 2009 was primarily due to a smaller raisin harvest in 2009 in comparison to 2008.

    Cost of Sales  Cost of sales totaled $247 thousand during the three months ended September 30, 2009, and $192 thousand during the three months ended September 30, 2008.  The harvest for the 2009 raisin crop was smaller than the prior year, which required a higher allocation of fixed growing costs in 2009 to a smaller crop.  This resulted in an increase in cost of sales in 2009 versus 2008.

    General and Administrative Expenses General and administrative expenses during the three months ended September 30, 2009, totaled $2 million compared to $2.3 million for the three months ended September 30, 2008.  Non-cash compensation costs for stock and option awards are included in General and Administrative Expenses.

    Compensation costs from stock and option awards for the three months ended September 30, 2009, were $440 thousand, compared with $907 thousand for the three months ended September 30, 2008.  The expense reflects the vesting schedule of 2007 Management Equity Incentive Plan stock awards that became effective in July 2007.  Of these amounts, $289 thousand in 2009 and $628 thousand in 2008 relate to Milestone-Based Deferred Stock, none of which were ultimately issued. Shares and options issued under the Plans vest over varying periods from the date of issue to January 2011.  See Notes to the Consolidated Financial Statements: Note 5 – Stock Based Compensation Plans and Warrants.

    Other General and Administrative Expenses, exclusive of stock based compensation costs, totaled $1.5 million in the three months ended September 30, 2009, compared with $1.4 million for the three months ended September 30, 2008.

    Depreciation Depreciation expense totaled $85 thousand for the three months ended September 30, 2009, and $87 thousand for the three months ended September 30, 2008.

    Interest Expense, net  Net interest expense totaled $976 thousand during the three months ended September 30, 2009, compared to $1.1 million during the same period in 2008.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	September 30,
	2009	2008

Interest on outstanding debt	$650	$514
Amortization of financing costs	8	20
Amortization of debt discount	320	586
Interest income	(2)	(17)

	$976	$1,103

    The decrease in net interest expense is primarily due to the amortization of the debt discount related to the senior secured convertible term loan, and is partially offset by the increase in interest on the term loan due to the interest rate increase from 5% to 6% per annum in the prior period.  2009 interest income decreased from $17 thousand in 2008 to $2 thousand in 2009, due to lower cash balances and lower short-term interest rates.   See Notes to the Consolidated Financial Statements: Note 3 – Long-term Debt.

    Income Taxes  Income tax expense for the three months ended September 30, 2009, was $1 thousand, compared with $2 thousand during the prior year period.  See Notes to the Consolidated Financial Statements: Note 6 – Income Taxes.

Nine Months Ended September 30, 2009, Compared to Nine Months Ended September 30, 2008

    We had revenues of $186 thousand for the nine months ended September 30, 2009, and $280 thousand for the nine months ended September 30, 2008.  We incurred a net loss of $10.9 million in the nine months ended September 30, 2009, compared with a $12.2 million net loss during the nine months ended September 30, 2008.  The higher loss in the 2008 period primarily related to higher non-cash expenses related to stock and option awards and expenses related to the Company’s lawsuit against the Metropolitan Water District of Southern California that was settled in the first quarter of 2009.

    Revenues  Cadiz had revenues of $186 thousand for the nine months ended September 30, 2009, and $280 thousand for the nine month ended September 30, 2008.   The decrease in revenue in 2009 was primarily due to a smaller raisin harvest in 2009 in comparison to 2008.

    Cost of Sales  Cost of sales totaled $348 thousand during the nine months ended September 30, 2009, and $209 thousand during the nine months ended September 30, 2008. The harvest for the 2009 raisin crop was smaller than the prior year, which required a higher allocation of fixed growing costs in 2009 to a smaller crop.  This resulted in an increase in cost of sales in 2009 versus 2008.

    General and Administrative Expenses General and administrative expenses during the nine months ended September 30, 2009, totaled $7.2 million compared to $8.8 million for the nine months ended September 30, 2008.  Non-cash compensation costs for stock and option awards are included in General and Administrative Expenses.

    Compensation costs from stock and option awards for the nine months ended September 30, 2009, were $1.8 million, compared with $3.5 million for the nine months ended September 30, 2008.  The expense reflects the vesting schedule of 2007 Management Equity Incentive Plan stock awards that became effective in July 2007.  Of these amounts, $868 thousand in 2009 and $2.5 million in 2008 relate to Milestone Based Deferred Stock, none of which were ultimately issued. Shares and options issued under the Plans vest over varying periods from the date of issue to January 2011.  See Notes to the Consolidated Financial Statements: Note 5 – Stock Based Compensation Plans and Warrants.

    Other General and Administrative Expenses, exclusive of stock based compensation costs, totaled $5.4 million in the nine months ended September 30, 2009, compared with $5.4 million for the nine months ended September 30, 2008.

    Depreciation and Amortization Depreciation and amortization expense for the nine months ended September 30, 2009 and 2008 was $256 thousand.

    Interest Expense, net  Net interest expense totaled $3.3 million during the nine months ended September 30, 2009, compared to $3.1 million during the same period in 2008.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Nine Months Ended
	September 30,
	2009	2008

Interest on outstanding debt	$1,697	$1,507
Amortization of financing costs	47	56
Amortization of debt discount	1,588	1,662
Interest income	(32)	(98)

	$3,300	$3,127

    The increase in net interest expense is primarily due to the increase in interest rate from 5% to 6% per annum on the senior secured convertible term loan, and is partially offset by the amortization of the debt discount related to the conversion option embedded in the term loan.  2009 interest income decreased to $32 thousand from $98 thousand in the prior year, due to lower cash balances, lower short-term interest rates and a more conservative investment policy.  See Notes to the Consolidated Financial Statements: Note 3 – Long-term Debt.

    Income Taxes  Income tax expense for the nine months ended September 30, 2009 was $3 thousand, compared with $6 thousand of income tax expense during the nine months ended September 30, 2008.  See Note 6 of the Notes to the Consolidated Financial Statements – Income Taxes.

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

•
The conversion feature has been modified to allow up to $4.55 million of principal to be converted into 650,000 shares of Cadiz common stock (“Initial Conversion Portion”) at a conversion price of $7 per share, and the remaining principal and interest to be converted into shares of Cadiz common stock at a conversion price of $35 per share.  If fully converted at June 29, 2013, this would result in Cadiz common stock being issued at an average conversion price of $26 per share; and

•
We now have the right at any time prior to June 29, 2013 to prepay the loan's outstanding principal (other than as to the Initial Conversion Portion) plus all accrued interest in full without penalty, and may at the same time prepay the Initial Conversion Portion either in stock at a 110% conversion premium or, at the election of the lenders, in cash with an equal value (but not less than $4.55 million).

    As a result of the modification of the convertible debt arrangement, the change in conversion value between the original and modified instrument of approximately $1.6 million was recorded as an additional debt discount.  Such debt discount is accreted to the redemption value of the instrument over the remaining term of the loan as additional interest expense.

    The debt covenants associated with the loan were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At September 30, 2009, we were in compliance with its debt covenants.

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

    In October 2009, the Company raised $7.0 million with a private placement of 220,880 Units at $31.50 per Unit.  This includes 20,880 Units purchased by the Lenders of the Term Loan pursuant to the Lenders’ Participation Rights under the Term Loan.  Each Unit consists of three (3) shares of the Company’s common stock and one (1) stock purchase warrant.  The warrant entitles the holder to purchase one (1) share of common stock at an exercise price of $15.00 per share.  The warrant has a term of three (3) years, but is callable by the Company at any time following November 1, 2010, if the closing market price of the Company’s common stock exceeds $22.50 for 10 consecutive trading days.

    As we continue to actively pursue our business strategy, additional financing will be required.  See “Outlook”, below.  The covenants in the Term Loan do not prohibit our use of additional equity financing and allow us to retain 100% of the proceeds of any equity financing.  We do not expect the loan covenants to materially limit our ability to finance our water development activities.

    At September 30, 2009, we had no outstanding credit facilities other than the Convertible Term Loan.

    Cash Used for Operating Activities.  Cash used for operating activities totaled $5 million and $6.1 million for the nine months ended September 30, 2009 and 2008, respectively.  Working capital requirements are seasonally less in the second half of the year as proceeds from agricultural operations are realized.  The cash was primarily used to fund general and administrative expenses related to the Company’s resource development efforts.

    Cash Provided by (Used for) Investing Activities.  Cash provided by investing activities in the nine months ended September 30, 2009, was $4.4 million, compared with $99 thousand of cash used for investing activities during the same period in 2008.   The 2009 period included $4.5 million of short term deposits that matured, which were not considered cash equivalents.

    Cash Provided by (Used for) Financing Activities.  Cash provided by financing activities was $33 thousand during the nine months ended September 30, 2009, compared with $7 thousand of cash used for financing activities during the prior year period.

Outlook

    Short Term Outlook.  The $7.0 million of proceeds from our October 2009 private placement provide us with sufficient funds to meet our expected working capital needs through fiscal year 2010. Based on our current and anticipated usage of cash resources, we will continue to require additional working capital to meet our cash resource needs until such time as our asset development programs produce revenues.   If we are unable to generate this from our current development activities, than we will need to seek additional debt or equity financing in the capital markets.  We expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities.  See "Long Term Outlook", below.  No assurances can be given, however, as to the availability or terms of any new financing.

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

Recent Accounting Pronouncements

    See Note 1 to the Consolidated Financial Statements – Description of Business and Summary of Significant Accounting Policies.

Certain Known Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	After 5 years
(in thousands)
Long term debt obligations	$43,019	$22	$24	$42,973	$-
Interest Expense	10,914	1	1	10,912	-
Operating leases	807	364	443	-	-
	$54,740	$387	$468	$53,885	$-

    Not included in the table above is a potential obligation to pay an amount of up to 1% of the net present value of the Cadiz Project in consideration of certain legal and advisory services to be provided to us.  This fee would be payable upon completion of binding agreements for at least 51% of the Cadiz Project’s annual capacity and receipt of all environmental approvals and permits necessary to start construction of the Cadiz Project.  A portion of this fee may be payable in stock.  Interim payments of up to $1.5 million, applicable to the final total, would be made upon the achievement of certain specified milestones.  $500 thousand of these interim payments was earned in June 2009.  This arrangement may be terminated by either party upon 60 days notice, with any compensation earned but unpaid prior to termination payable following termination.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

    As of September 30, 2009, all of our indebtedness bore interest at fixed rates; therefore, we are not exposed to market risk from changes in interest rates on long-term debt obligations.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

    We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chairman and Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to our Board of Directors.  Based on their evaluation as of September 30, 2009, our Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

    As previously reported, on October 23, 2009 the Company completed a private placement (the "Placement") of 200,000 Units at the price of $31.50 per Unit.  On October 29, 2009 the Company issued an additional 20,880 Units, with identical terms, pursuant to the exercise of Participation Rights held by the lenders under the Company's Term Loan.  Each Unit consists of three (3) shares of the Company's common stock and one (1) common stock purchase warrant.  The Warrant entitles the holder to purchase, commencing 90 days from the date of issuance, one (1) share of Common Stock at an exercise price of $15 per share. This Warrant has a term expiring October 30, 2012, but is callable by the Company commencing November 1, 2010 if the closing market price of the Company's Common Stock exceeds $22.50 for 10 consecutive trading days.

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

Cadiz Inc.

By:	/s/ Keith Brackpool	November 6, 2009
	Keith Brackpool	Date
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Timothy J. Shaheen	November 6, 2009
	Timothy J. Shaheen	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)