Form 10-K
period 2009-12-31
CADIZ INC
filed 2010-03-15
CIK 727273

united states
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-K

[√]           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2009

OR

[    ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from ..... to .....

Commission File Number 0-12114

Cadiz Inc.
(Exact name of registrant specified in its charter)
DELAWARE	77-0313235
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

550 S. Hope Street, Suite 2850
Los Angeles, CA	90071
(Address of principal executive offices)	(Zip Code)

(213) 271-1600
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
(Title of Each Class)	(Name of Each Exchange on Which Registered)

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
Yes         No   √

The aggregate market value of the common stock held by nonaffiliates as of June 30, 2009, was approximately $113,281,869 based on 11,763,434 shares of common stock outstanding held by nonaffiliates and the closing price on that date.  Shares of common stock held by each executive officer and director and by each entity that owns more than 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 9, 2010, the Registrant had 13,677,772 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant's definitive Proxy Statement to be filed for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.  The Registrant is not incorporating by reference any other documents within this Annual Report on Form 10-K except those footnoted in Part IV under the heading “Item 15. Exhibits, Financial Statement Schedules.

Cadiz Inc.

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

     The value of these assets derives from a combination of increasing pressure on water and renewable energy supplies in California.  California is presently facing a dire water crisis.  Water agencies throughout California imposed mandatory rationing in 2009 in order to meet anticipated demand.  Additionally, through a series of policy initiatives, the State of California and the United States government have issued compelling calls for increased renewable energy production in order to meet future national energy needs. This includes California’s mandate to acquire 33% of the state’s electricity from renewable sources by 2020.  As a result, we believe that a competitive advantage exists for companies that can provide high-quality, reliable, and affordable water to major population centers as well as for companies that can site renewable energy facilities.

    Our objective is to realize the highest and best use for these assets in an environmentally responsible way.  We believe this can best be achieved through a combination of water supply and storage programs, sustainable agricultural development and the production of renewable energy at our properties.

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

            In April 2003, we filed a claim against Metropolitan seeking compensatory damages.   When settlement negotiations failed to produce a resolution, we filed a lawsuit against Metropolitan in Los Angeles Superior Court in November 2005 seeking compensatory damages for a breach of various contractual and fiduciary obligations to us, and interference with the economic advantage we would have obtained from the Cadiz Project.  In October 2008, the presiding Superior Court Judge held that any breach of duty that may have been committed by Metropolitan is subject to the bar of Government immunity and thus there would be no liability.  Following the ruling, we were granted leave to amend our claim against Metropolitan.  On February 11, 2009, we and Metropolitan agreed to settle our differences and dismissed all outstanding claims remaining against each other.

    In September 2008, we secured a new right-of-way for the Project’s water conveyance pipeline by entering into a lease agreement with the Arizona & California Railroad Company.  The agreement allows Cadiz to utilize a portion of the railroad’s right-of-way for the Cadiz Project water conveyance pipeline for a period up to 99 years.

    In May 2009, we entered into a Memorandum of Understanding with the Natural Heritage Institute (“NHI”), a leading global environmental organization committed to protecting aquatic ecosystems, to assist with our efforts to sustainably manage the development of our Cadiz Valley property.  As part of this “Green Compact”, we will follow stringent plans for groundwater management and habitat conservation, and create a groundwater management plan for the Project.

    In June 2009, we executed Letters of Intent (“LOI”) with five Southern California water providers. As part of the LOIs, Cadiz and the water providers will develop a cost-sharing agreement, finalize terms of pricing, design and capital allocation, and work towards implementation of the Project.  These providers serve more than three million customers in California’s San Bernardino, Riverside, Los Angeles, Orange and Ventura Counties. We expect to add additional participants for other aspects of the project as the environmental review proceeds.

    In order to continue to fund our working capital requirements, in June 2009 we completed arrangements to amend our $36.4 million zero coupon senior secured convertible term loan to extend the maturity date from June 29, 2011, to June 29, 2013.  Additionally, in October and November 2009, we completed a private placement (the “Placement”) to raise an additional $7.1 million, which, when used together with the cash resources on hand, will allow us to continue to fund our development activities. These transactions are described in more detail in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

    In February 2010, we released new details of a comprehensive year-long study measuring the vast scale and recharge rate of the Cadiz aquifer system.  The study was conducted by internationally recognized environmental consulting firm CH2M Hill at the Project area utilizing new models produced by the U.S. Geological Survey in 2006 and 2008.  CH2M Hill and additional hydrology experts that have peer-reviewed the work confirmed the aquifer system can sustainably support the Cadiz Project.  Major findings of the report include:

•	The groundwater in storage in the alluvial aquifer ranges from 17 to 34 million acre-feet;

•
The character of the underlying carbonate units greatly contribute to the productivity of the groundwater basin and would substantially add to the quantity of water stored in the alluvial aquifer system;

•
Application of the latest USGS computer model results in a recharge estimate of 32,000 acre-feet per year, much higher than the previous USGS Maxey-Eakin model estimates of 2,070 to 10,343 acre-feet per year; and

•	A significant groundwater resource generated by precipitation in the watershed is presently being wasted to evaporation at the Bristol and Cadiz Dry Lakes.

    With the hydrological studies complete, we will now proceed with the environmental review of the Project jointly with our public agency partners.

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

(c)        Narrative Description of Business

    Our business strategy is the development of our landholdings for their highest and best uses.  At present, our development activities are focused on water resource, agricultural and renewable energy development.

Water Resource Development

    Our portfolio of water resources is located in proximity to the Colorado River and the Colorado River Aqueduct (“CRA”), the principal source of imported water for Southern California, and provides us with the opportunity to participate in a variety of water storage and supply programs, exchanges, and conservation programs with public agencies and other partners.

    The Cadiz  Water Conservation and Storage Project

    We own approximately 35,000 acres of land and the subsurface strata, inclusive of the unsaturated soils and appurtenant water rights in the Cadiz and Fenner valleys of eastern San Bernardino County (the “Cadiz Property”).  The aquifer system underlying this property is naturally recharged by precipitation (both rain and snow) within a watershed of approximately 1,300 square miles.  See Item 2, “Properties – The Cadiz/Fenner Valley Property”.

    The Cadiz Water Conservation and Storage Project (the “Cadiz Project”) would provide Southern California with a valuable increase in water supply during periods of drought or other emergencies. The Cadiz Project is a comprehensive conjunctive use and water conservation program that provides for the managed and scheduled withdrawal of groundwater and imported water from the aquifer system that underlies the Cadiz Property to optimize efficient use and avoid waste.

    Cadiz Project facilities would include, among other things:

•
Spreading basins, which are shallow settling ponds that will be configured to efficiently percolate water from the ground surface down to the water table using subsurface storage capacity for the storage of water and minimize evaporative loss versus surface storage facilities;

•	High yield wells designed to efficiently recover available native groundwater and stored Colorado River water from beneath the Cadiz Project area;

•	A 42-mile conveyance pipeline to connect the spreading basins and well field to the CRA;

•	A pumping plant to pump water through the conveyance pipeline from the CRA to the Cadiz Project spreading basins; and

•	Energy for the Project is expected to be supplied by solar power.

    Other Eastern Mojave Properties

    Our second largest landholding is approximately 9,000 acres in the Piute Valley of eastern San Bernardino County.  This landholding is located approximately 15 miles from the resort community of Laughlin, Nevada, and about 12 miles from the Colorado River town of Needles, California.  Extensive hydrological studies, including the drilling and testing of a full-scale production well, have demonstrated that this landholding is underlain by high-quality groundwater.  The aquifer system underlying this property is naturally recharged by precipitation (both rain and snow) within a watershed of approximately 975 square miles.  Discussions with potential partners with the objective of developing our Piute Valley assets are ongoing.

    Additionally, we own acreage located near Danby Dry Lake, approximately 30 miles southeast of our landholdings in the Cadiz and Fenner valleys.  The Danby Lake property is located approximately 10 miles north of the CRA.  Initial hydrological studies indicate that it has excellent potential for an aquifer storage, recovery and supply project.

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

    Permanent crops currently in production include 160 acres of certified organic vineyards and 260 acres of lemons.  Both of these crops are farmed using sustainable agricultural practices.  Additionally, in January 2009, we entered into an agreement with a third party to develop up to another 500 acres of lemons.

    Seasonal vegetable crops are all grown organically and 2010 plantings are expected to include squash and beans.

Renewable Energy and Other Development Opportunities

    In addition to the projects described above, we believe our landholdings are suitable for other types of development, including solar energy generation.  Both federal and state initiatives support alternative energy facilities to reduce greenhouse gas emissions and the consumption of imported fossil fuels. The locations, topography, and proximity of our properties to utility corridors are well-suited for solar energy generation and transmission. An additional advantage we can offer is the availability of the water supply needed by solar thermal power plant designs.  We are engaged in on-going discussions with energy companies interested in utilizing our landholdings for various types of solar energy development.

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

    Our farming operations are limited to the cultivation of lemons and grapes/raisins and spring and fall plantings of vegetables on the Cadiz Valley properties.  These operations are subject to the general seasonal trends that are characteristic of the agricultural industry.

Competition

    We face competition for the acquisition, development and sale of our properties from a number of competitors.  We may also face competition in the development of water resources  and siting of renewable energy facilities associated with our properties.  Since California has scarce water resources and an increasing demand for available water, we believe that location, price and reliability of delivery are the principal competitive factors affecting transfers of water in California.

Employees

    As of December 31, 2009, we employed 9 full-time employees (i.e. those individuals working more than 1,000 hours per year).  We believe that our employee relations are good.

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

The Development of Our Properties Is Heavily Regulated, Requires Governmental Approvals and Permits That Could Be Denied, and May Have Competing Governmental Interests and Objectives

    In developing our land assets and related water resources, we are subject to local, state, and federal statutes, ordinances, rules and regulations concerning zoning, resource protection, environmental impacts, infrastructure design, subdivision of land, construction and similar matters.  Our development activities are subject to the risk of adverse interpretations or changes to U.S. federal, state and local laws, regulations and policies.  Further, our development activities require governmental approvals and permits that, if denied or granted subject to unfavorable conditions or restrictions, would adversely impact our ability to successfully implement our development programs.

    The opposition of government officials may adversely affect our ability to obtain needed government approvals and permits upon satisfactory terms in a timely manner.  In this regard, federal government appropriations currently preclude spending for any proposal to store water for the purpose of export or for any activities associated with the approval of rights-of-way on lands managed by the Needles Field Office of the Bureau of Land Management.  As a result of a new right-of-way with the Arizona & California Railroad Company, we do not believe federal approval will be required to implement the Cadiz Project, however, even this may be subject to similar challenges.

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

Our Failure To Make Timely Payments of Principal and Interest on Our Indebtedness May Result in a Foreclosure on Our Assets

    As of December 31, 2009, we had indebtedness outstanding to our senior secured lenders of approximately $43.6 million.  Our assets have been put up as collateral for this debt.  If we cannot generate sufficient cash flow to make principal and interest payments on this indebtedness when due, or if we otherwise fail to comply with the terms of agreements governing our indebtedness, we may default on our obligations.  If we default on our obligations, our lenders may sell off the assets that we have put up as collateral.  This, in turn, would result in a cessation or sale of our operations.

The Conversion of Our Outstanding Senior Indebtedness into Common Stock Would Dilute the Percentage of Our Common Stock Held by Current Stockholders

    Our senior indebtedness is convertible into common stock at the election of our lenders.  As of December 31, 2009, our senior indebtedness was convertible into 1,766,201 shares of our common stock, an amount equal to approximately 11% of the number of fully-diluted shares of our common stock outstanding as of that date.  An election by our lenders to convert all or a portion of our senior secured indebtedness into common stock will dilute the percentage of our common stock held by current stockholders.

We May Not Be Able To Obtain the Financing We Need To Implement Our Asset Development Programs

    Based upon our current and anticipated usage of cash resources, we have sufficient funds to meet our expected working capital needs through fiscal year 2010.  We will continue to require additional working capital to meet our cash resource needs from that point forward and to continue to finance our operations until such time as our asset development programs produce revenues. If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.  We cannot assure you that our current lenders, or any other lenders, will give us additional credit should we seek it.  If we are unable to obtain additional credit, we may engage in further equity financings.  Our ability to obtain equity financing will depend, among other things, on the status of our asset development programs and general conditions in the capital markets at the time funding is sought.   Although we currently expect our capital sources to be sufficient to meet our near term liquidity needs, there can be no assurance that our liquidity requirements will continue to be satisfied.  Any further equity financings would result in the dilution of ownership interests of our current stockholders.

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

    In February 2010, we released new details of a comprehensive year-long study measuring the vast scale and recharge rate of the Cadiz aquifer system.  The study was conducted by internationally recognized environmental consulting firm CH2M Hill at the Project area utilizing new models produced by the U.S. Geological Survey in 2006 and 2008.  CH2M Hill and additional hydrology experts that have peer-reviewed the work confirmed the aquifer system can sustainably support the Cadiz Project.

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

Executive Offices

    We lease approximately 7,200 square feet of office space in Los Angeles, California for our executive offices.  The lease terminates in October 2012.  Current base rent under the lease is approximately $14,000 per month.

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

Debt Secured by Properties

    Our assets have been pledged as collateral for $43.6 million of debt outstanding on December 31, 2009.  Information regarding interest rates and principal maturities is provided in Note 6 to the Consolidated Financial Statements.

ITEM 3.  Legal Proceedings

    There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 4.  (Removed and Reserved)

PART II

ITEM 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

    Our common stock is currently traded on The NASDAQ Global Market ("NASDAQ") under the symbol "CDZI."  The following table reflects actual sales transactions for the dates that we were trading on NASDAQ, as reported by Bloomberg LP.

	High	Low
Quarter Ended	Sales Price	Sales Price

2008:
March 31	$20.73	$13.81
June 30	$19.57	$15.15
September 30	$20.39	$14.66
December 31	$18.77	$8.45

2009:
March 31	$8.20	$7.51
June 30	$9.98	$9.37
September 30	$11.86	$11.44
December 31	$12.13	$11.92

    On March 9, 2010, the high, low and last sales prices for the shares, as reported by Bloomberg, were $12.98, $12.59, and $12.70, respectively.

    As of March 9, 2010, the number of stockholders of record of our common stock was 155.

    To date, we have not paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.  Our senior secured convertible term loan has covenants that prohibit the payment of dividends.

    All securities sold by us during the three years ended December 31, 2009, which were not registered under the Securities Act of 1933, as amended, have been previously reported in accordance with the requirements of Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

STOCK PRICE PERFORMANCE

    The stock price performance graph below compares the cumulative total return of Cadiz common stock against the cumulative total return of the Standard & Poor’s Small Cap 600 NASDAQ U.S. index and the Russell 2000® index for the past five fiscal years. The graph indicates a measurement point of December 31, 2004, and assumes a $100 investment on such date in Cadiz common stock, the Standard & Poor’s Small Cap 600 and the Russell 2000® indices. With respect to the payment of dividends, Cadiz has not paid any dividends on its common stock, but the Standard & Poor’s Small Cap 600 and the Russell 2000® indices assume that all dividends were reinvested. The stock price performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K into any filing under the Securities Act of 1933, as amended, except to the extent that Cadiz specifically incorporates this graph by reference, and shall not otherwise be deemed filed under such acts.

ITEM 6.  Selected Financial Data

    The following selected financial data insofar as it relates to the years ended December 31, 2009, 2008, 2007, 2006, and 2005, has been derived from our audited financial statements.  The information that follows should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2009 included in Part IV of this Form 10-K.  See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

($ in thousands, except for per share data)
	Year Ended December 31,
	2009	2008	2007	2006	2005
Statement of Operations Data:
Total revenues	$808	$992	$426	$614	$1,197
Net loss	(14,399)	(15,909)	(13,633)	(13,825)	(23,025)
Net loss applicable to common stock	$(14,399)	$(15,909)	$(13,633)	$(13,825)	$(23,025)
Per share:
Net loss (basic and diluted)	$(1.13)	$(1.32)	$(1.15)	$(1.21)	$(2.14)
Weighted-average common shares outstanding	12,722	12,014	11,845	11,381	10,756

	December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Total assets	$50,319	$47,412	$49,572	$50,326	$46,046
Long-term debt	$36,665	$33,975	$29,652	$25,881	$25,883
Preferred stock, common stock and additional paid-in capital	$276,884	$263,658	$254,102	$245,322	$226,852
Accumulated deficit	$(265,651)	$(251,252)	$(235,343)	$(221,710)	$(207,885)
Stockholders' equity	$11,233	$12,406	$18,759	$23,612	$18,967

    On October 20, 2003, we and holders of Series D and Series E Preferred Stock entered into an agreement to exchange all outstanding shares of Series D and Series E Preferred Stock, plus accrued and unpaid dividends, for an aggregate of 400,000 shares of common stock.  Holders of the remaining 100,000 shares of Series F Preferred Stock, which was convertible into our common stock, were only entitled to dividends if common stock dividends are paid.  At the holder’s election, 99,000 shares of Series F Preferred Stock were converted into our common stock in 2004, and the remaining 1,000 shares were converted in 2007.  On December 31, 2009, there were no shares of preferred stock issued or outstanding.

    Common shares issued and outstanding have increased from 11,330,463 in 2005 to 13,500,997 in 2009.  The increase is primarily due to the issuance of shares to investors in private placements, the issuance of shares to investors upon the conversion of preferred stock and warrant exercises, and the issuance of shares to employees, vendors and lenders.

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

    The value of these assets derives from a combination of increasing pressure on water and renewable energy supplies in California.  California is presently facing a dire water crisis.  Water agencies throughout California imposed mandatory rationing in 2009 in order to meet anticipated demand.  Additionally, through a series of policy initiatives, the State of California and the United States government have issued compelling calls for increased renewable energy production in order to meet future national energy needs. This includes California’s mandate to acquire 33% of the state’s electricity from renewable sources by 2020.  As a result, we believe that a competitive advantage exists for companies that can provide high-quality, reliable, and affordable water to major population centers as well as for companies that can site renewable energy facilities.

    Our objective is to realize the highest and best use for these assets in an environmentally responsible way.  We believe this can best be achieved through a combination of water supply and storage programs, sustainable agricultural development and the production of renewable energy at our properties.

Water Resource Development

    In 1993, we secured permits for up to 9,600 acres of agricultural development in the Cadiz Valley and the withdrawal of more than one million acre-feet of groundwater from the underlying aquifer system.  Once the agricultural development was underway, we also established that the location, geology and hydrology of this property is uniquely suited for both agricultural development and the development of an aquifer storage, recovery, and dry-year supply project to augment the water supplies available to Southern California.

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

    In May 2009, we entered into a Memorandum of Understanding with the Natural Heritage Institute (“NHI”) a leading global environmental organization committed to protecting aquatic ecosystem, to assist with our efforts to sustainably manage the development of our Cadiz Valley property.  As part of this “Green Compact” we will follow stringent plans for groundwater management and habitat conservation and create a groundwater management plan for the Project.

    In June 2009, we executed Letters of Intent ("LOI") with five Southern California water providers.  As part of the LOIs, Cadiz and the water providers will develop a cost-sharing agreement, finalize terms of pricing, design and capital allocation and work towards implementation of the Project.  These providers serve more than three million customers in California’s San Bernardino, Riverside, Los Angeles, Orange and Ventura Counties.   We expect to add additional participants for other aspects of the project as the environmental review proceeds.

    In February 2010, we released new details of a comprehensive year-long study measuring the vast scale and recharge rate of the Cadiz aquifer system.  The study was conducted by internationally recognized environmental consulting firm CH2M Hill at the Project area utilizing new models produced by the U.S. Geological Survey in 2006 and 2008.  CH2M Hill and additional hydrology experts that have peer-reviewed the work confirmed the aquifer system can sustainably support the Cadiz Project.  With the hydrological studies complete, we will now proceed with the environmental review of the Project.

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

    Seasonal vegetable crops are all grown organically and 2010 plantings are expected to include squash and beans.

Other Development Opportunities

    In addition to the development projects described above, we believe that our landholdings are suitable for other types of development, including solar energy generation.  Both federal and state initiatives support alternative energy facilities to reduce greenhouse gas emissions and the consumption of imported fossil fuels. The locations, topography, and proximity of our properties to utility corridors are well-suited for solar energy generation and transmission. An additional advantage we can offer is the availability of the water supply needed by solar thermal power plant designs. We are presently in discussions with energy companies interested in utilizing our landholdings for various types of solar energy development.

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

Results of Operations

(a)       Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

    We have not received significant revenues from our water resource and real estate development activity to date.  As a result, we continue to incur a net loss from operations.  We had revenues of $0.8 million for the year ended December 31, 2009, and $1.0 million for the year ended December 31, 2008.  The decrease in revenue is primarily due to a smaller raisin and lemon harvest in 2009 in comparison to 2008.  The net loss totaled $14.4 million for the year ended December 31, 2009, compared with a net loss of $15.9 million for the year ended December 31, 2008.  The larger loss in 2008 resulted primarily from higher non-cash expenses related to stock and option awards, and expenses related to our lawsuit against the Metropolitan Water District of Southern California that was settled in the first quarter of 2009.

    Our primary expenses are our ongoing overhead costs (i.e. general and administrative expense) and our interest expense.  We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

    Revenues.  Revenue totaled $0.8 million during the year ended December 31, 2009, compared to $1.0 million during the year ended December 31, 2008.  The decrease in revenue is primarily due to a smaller raisin and lemon harvest in 2009 in comparison to 2008.  2009 revenues included $0.6 million of revenues related to citrus crop sales, which were down $0.1 million from the prior year, and $0.2 million of revenues related to raisin sales, which were down $0.1 million from the prior year.

    Cost of Sales.  Cost of Sales totaled $1.1 million during the year ended December 31, 2009, compared with $1.1 million during the year ended December 31, 2008.

    General and Administrative Expenses. General and administrative expenses during the year ended December 31, 2009, totaled $9.4 million compared with $11.2 million for the year ended December 31, 2008.  Non-cash compensation costs related to stock and option awards are included in general and administrative expenses.

    Compensation costs from stock and option awards for the year ended December 31, 2009 totaled $2.3 million compared with $4.4 million for the year ended December 31, 2008.  The expense reflects the vesting schedule of the 2007 Management Equity Incentive Plan stock awards that became effective in July 2007.  Of these amounts, $1.2 million in 2009 and $3.1 million in 2008 relate to Milestone Based Deferred Stock, none of which were ultimately issued.  Shares and options issued under the Plans vest over varying periods from the date of issue to January 2011.

    Other general and administrative expenses, exclusive of stock based compensation costs, totaled $7.2 million in the year ended December 31, 2009, compared with $6.8 million for the year ended December 31, 2008.  Higher 2009 expenses were primarily due to additional legal and consulting fees related to water development efforts.

    Depreciation.  Depreciation expenses totaled $0.3 million for the year ended December 31, 2009, compared to $0.3 million for 2008.

    Interest Expense, net.  Net interest expense totaled $4.3 million during the year ended December 31, 2009, compared to $4.3 million during 2008.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Year Ended December 31,
	2009	2008

Interest on outstanding debt	$2,356	$2,033
Amortization of debt discount	1,937	2,299
Amortization of deferred loan costs	56	77
Interest income	(35)	(107)

	$4,314	$4,302

    The interest on outstanding debt increased from $2.0 million to $2.4 million due to the increase in interest rate from 5% to 6% per annum on the senior secured convertible term loan, while the amortization of debt discount decreased from $2.3 million to $1.9 million due to extension of the accretion schedule related to the conversion option embedded in the term loan.  2009 interest income decreased to $35 thousand from $107 thousand in the prior year due to lower short-term interest rates and a more conservative investment policy.

    Debt Refinancing.  Deferred loan costs, which are primarily legal fees, are amortized over the life of each loan agreement.  In June 2006, we refinanced our term loan with ING Capital LLC (“ING”) with a new senior secured convertible term loan with a different lender.  As a result, $408,000 of legal fees were capitalized and will be amortized over the 7 year life of the loan agreement.  In June 2009, the conversion feature of the term loan was modified.  As a result of the modification of the convertible debt arrangement, the change in conversion value between the original and modified instrument was approximately $1.6 million, which was recorded as an additional debt discount.  Such debt discount is accreted to the redemption value of the instrument over the remaining term of the loan as additional interest expense.

(b)       Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

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

    General and Administrative Expenses. General and administrative expenses during the year ended December 31, 2008, totaled $11.2 million compared with $10.0 million for the year ended December 31, 2007.  Non-cash compensation costs related to stock and option awards are included in general and administrative expenses.

    Compensation costs from stock and option awards for the year ended December 31, 2008, totaled $4.4 million compared with $3.6 million for the year ended December 31, 2007.  The expenses primarily relate to stock and options issued under the 2007 Management Equity Incentive Plans and the Outside Director Compensation Plan.  7,026 shares were granted under the Plans in 2008, compared with 954,599 shares in 2007.  Shares and options issued under the Plans vest over varying periods from the date of issue to December 2011.

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

	Year Ended December 31,
	2009	2008

Interest on outstanding debt	$2,033	$1,929
Amortization of debt discount	2,299	1,852
Amortization of deferred loan costs	77	62
Interest income	(107)	(605)

	$4,302	$3,238

    Debt Refinancing.  Deferred loan costs, which are primarily legal fees, are amortized over the life of each loan agreement.  In June 2006, we refinanced our term loan with ING Capital LLC (“ING”) with a new senior secured convertible term loan with a different lender.  As a result, $408,000 of legal fees were capitalized and will be amortized over the 7 year life of the loan agreement.

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

    We have worked with our secured lenders to structure our debt in a way which allows us to continue development of the Cadiz Project and minimize the dilution of the ownership interests of common stockholders. In June 2006, we entered into a new $36.4 million five year zero coupon senior secured convertible term loan with Peloton Partners LLP (through an affiliate) and another lender (the “Term Loan”).  On April 16, 2008, we were advised that Peloton had assigned its interest in the Term Loan to an affiliate of Lampe Conway & Company LLC (“Lampe Conway”), and Lampe Conway subsequently replaced Peloton as administrative agent of the loan.  On June 4, 2009, we completed arrangements to amend the Term Loan.  The significant terms of the amendment are as follows:

•	Maturity date was extended from June 29, 2011, to June 29, 2013;

•	Interest will continue to accrue at 6% per annum through maturity;

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

    The Term Loan is collateralized by substantially all of the assets of the Company, which contains representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company’s ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on the Company’s ability to issue additional common stock to fund future working capital needs.

    As a result of the modification of the convertible debt arrangement, the change in conversion value between the original and modified instrument of approximately $1.6 million was recorded as an additional debt discount.  Such debt discount is accreted to the redemption value of the instrument over the remaining term of the loan as additional interest expense.

    The debt covenants associated with the loan were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At December 31, 2009, we were in compliance with our debt covenants.

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

    In November and December of 2008, we completed a private placement of 165,000 Units at the price of $31.50 per unit for proceeds of $5,197,500.  Each Unit consists of three (3) shares of our common stock and two (2) common stock purchase warrants.  The first warrant entitled the holder to purchase one (1) share of common stock at an exercise price of $12.50 per share.  On November 17, 2009, the exercise price of this Callable Warrant was temporarily reduced to $10.50 per share.  In response, holders of 162,849 warrants exercised their warrants, resulting in our issuance of 162,849 shares of common stock with net proceeds of $1,709,915.  The remaining 2,151 warrants were cancelled.  The second warrant entitles the holder to purchase one (1) share of common stock at an exercise price of $12.50 per share.  This warrant has a term of three years and is not callable by us.

    In October 2009, the Company raised $7.1 million with a private placement of 226,200 Units at $31.50 per Unit.  This includes 20,880 Units purchased by the Lenders of the Term Loan pursuant to the Lenders’ Participation Rights under the Term Loan.  Each Unit consists of three (3) shares of the Company’s common stock and one (1) stock purchase warrant.  The warrant entitles the holder to purchase one (1) share of common stock at an exercise price of $15.00 per share.  The warrant has a term of three (3) years, but is callable by the Company at any time following November 1, 2010, if the closing market price of the Company’s common stock exceeds $22.50 for 10 consecutive trading days.

    As we continue to actively pursue our business strategy, additional financing will be required.  See “Outlook”, below.  The covenants in the Term Loan do not prohibit our use of additional equity financing and allow us to retain 100% of the proceeds of any equity financing.  We do not expect the loan covenants to materially limit our ability to finance our water development activities.

    At December 31, 2009, we had no outstanding credit facilities other than the Convertible Term Loan.

    Cash Used for Operating Activities.  Cash used for operating activities totaled $6.4 million for the year ended December 31, 2009, and $7.1 million for the year ended December 31, 2008.  The cash was primarily used to fund general and administrative expenses related to our water development efforts.

    Cash Provided by (Used for) Investing Activities.  Cash provided by investing activities in the year ended December 31, 2009, was $4.4 million, compared with $4.8 million of cash used for investing activities during the same period in 2008.  The 2009 period included $4.5 million of short-term deposits that matured, which were not considered cash equivalents in 2008.

    Cash Provided by Financing Activities.  Cash provided by financing activities totaled $8.9 million for the year ended December 31, 2009, compared with $5.1 million for the year ended December 31, 2008.  The 2009 cash provided included $1.7 million of proceeds from the issuance of 162,849 shares of common stock at $10.50 per share upon exercise of outstanding warrants, and $7.1 million of proceeds from a private placement.  The 2008 result reflects $5.1 million of proceeds from a private placement.  See “Current Financing Arrangements” above.

(b)       Outlook

    Short Term Outlook.  The $7.1 million in proceeds from our October and November 2009 private placement, along with the $1.7 million in proceeds from the warrant exercise, provides us with sufficient funds to meet our expected working capital needs for the next 12 months.  Within the next 12 months we will need to identify financing for our 2011 working capital needs.  Based on our current and anticipated usage of cash resources, we will continue to require additional working capital to meet our cash resource needs until such time as our asset development programs produce revenue.  If we are unable to generate this from our current development activities, then we will need to seek additional equity financing in the capital markets.  We expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities.  See "Long Term Outlook", below.  No assurances can be given, however, as to the availability or terms of any new financing.

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

    (1)  Intangible and Other Long-Lived Assets.  Property, plant and equipment, intangible and certain other long-lived assets are depreciated or amortized over their useful lives.  Useful lives are based on management’s estimates of the period over which the assets will generate revenue.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company reevaluates the carrying value of its water program annually and has confirmed that the carrying value of the water program is not impaired as of December 31, 2009.

    (2) Goodwill. As a result of a merger in May 1988 between two companies, which eventually became known as Cadiz Inc., goodwill in the amount of $7,006,000 was recorded.  Approximately $3,193,000 of this amount was amortized until the adoption of Accounting Standards Codification 350, “Intangibles – Goodwill and Other” (“ASC 350”) on January 1, 2002.  Goodwill is tested for impairment annually, or if events occur which require an impairment analysis be performed.  The Company has confirmed that the carrying value of the goodwill is not impaired as of December 31, 2009.

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

(d)       New Accounting Pronouncements

    See Note 2 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies”.

(e)       Off Balance Sheet Arrangements

    Cadiz does not have any off balance sheet arrangements at this time.

(f)        Certain Known Contractual Obligations
	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long term debt obligations	$43,672	$20	$20	$43,632	$-

Interest payable	10,254	1	0	10,253	-

Operating leases	716	366	350	-	-

	$54,642	$387	$370	$53,885	$-

    Long-term debt included in the table above primarily reflects the Convertible Term Loan, which is described above in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operation; Liquidity and Capital Resources".  Operating leases include the lease of the Company’s executive offices, as described in Item 2, "Properties".

    Not included in the table above is a potential obligation to pay an amount of up to 1% of the net present value of the Cadiz Project in consideration of certain legal and advisory services to be provided to us.  This fee would be payable upon completion of binding agreements for at least 51% of the Cadiz Project’s annual capacity and receipt of all environmental approvals and permits necessary to start construction of the Cadiz Project.  A portion of this fee may be payable in stock.  Interim payments of $1.5 million, applicable to the final total, would be made upon the achievement of certain specified milestones.  $500 thousand of these interim payments was earned in June 2009 and paid as of December 31, 2009.  This arrangement may be terminated by either party upon 60 days notice, with any compensation earned but unpaid prior to termination payable following termination.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

    As of December 31, 2009, all of our indebtedness bore interest at fixed rates; therefore, we are not exposed to market risk from changes in interest rates on long-term debt obligations.

ITEM 8.  Financial Statements and Supplementary Data

    The information required by this item is submitted in response to Part IV below. See the Index to Consolidated Financial Statements.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable.

ITEM 9A.  Controls and Procedures

Disclosure Controls and Procedures

    We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chairman and Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to our Board of Directors.  Based on their evaluation as of December 31, 2009, our Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the criteria in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.  The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

ITEM 9B.  Other Information

    Our 2009 annual meeting was held on December 14, 2009.  The stockholders took the following actions at the meeting:

    1.  Elected Messrs. Keith Brackpool, Stephen E. Courter, Stephen J. Duffy, Geoffrey Grant, Winston H. Hickox, Murray H. Hutchison, Raymond J. Pacini and Timothy J. Shaheen to the Company's Board of Directors.  Mr. Brackpool was elected by the vote of 7,151,558 shares in favor and 729,539 withheld and no broker non-votes.  Mr. Courter was elected by the vote of 7,152,334 shares in favor and 728,763 withheld and no broker non-votes.  Mr. Duffy was elected by the vote of 7,152,374 shares in favor and 728,723 withheld and no broker non-votes.  Mr. Grant was elected by the vote of 7,151,505 shares in favor and 729,592 withheld and no broker non-votes.  Mr. Hickox was elected by the vote of 7,152,372 shares in favor and 728,725 withheld and no broker non-votes.  Mr. Hutchison was elected by the vote of 6,956,470 shares in favor and 924,627 withheld and no broker non-votes.  Mr. Pacini was elected by the vote of 7,152,297 shares in favor and 728,800 withheld and no broker non-votes.  Mr. Shaheen was elected by the vote of 6,962,132 shares in favor and 918,965 withheld and no broker non-votes.

    2.  Ratified the selection by our Board of Directors of PricewaterhouseCoopers LLP to continue as our independent certified public accountants for fiscal year 2009 by a vote of 7,790,170 in favor and 72,434 against, with 18,493 abstaining and no broker non-votes.

    3.  Approved the Company’s 2009 Equity Incentive Plan by a vote of 4,161,190 in favor and 2,287,560 against, with 7,347 abstaining and 1,425,000 broker non-votes.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

    The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2009.

ITEM 11.  Executive Compensation

    The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2009.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2009.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

    The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2009.

ITEM 14.  Principal Accounting Fees and Services

    The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2009.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

1.	Financial Statements. See Index to Consolidated Financial Statements.

2.	Financial Statement Schedule. See Index to Consolidated Financial Statements.

3.	Exhibits.

The following exhibits are filed or incorporated by reference as part of this Form 10-K.

3.1	Cadiz Certificate of Incorporation, as amended(1)

3.2	Amendment to Cadiz Certificate of Incorporation dated November 8, 1996(2)

3.3	Amendment to Cadiz Certificate of Incorporation dated September 1, 1998(3)

3.4	Amendment to Cadiz Certificate of Incorporation dated December 15, 2003(4)

3.5	Certificate of Elimination of Series D Preferred Stock, Series E-1 Preferred Stock and Series E-2 Preferred Stock of Cadiz Inc. dated December 15, 2003(4)

3.6	Certificate of Elimination of Series A Junior Participating Preferred Stock of Cadiz Inc., dated March 25, 2004(4)

3.7	Amended and Restated Certificate of Designations of Series F Preferred Stock of Cadiz Inc.(5)

3.8	Cadiz Bylaws, as amended (6)

3.9	Second Amended and Restated Certificate of Designations of Series F Preferred Stock of Cadiz Inc. dated June 30, 2006, as corrected by Certificate of Correction dated March 14, 2007(14)

3.10	Certificate of Elimination of Series F Preferred Stock of Cadiz Inc. (as filed August 3, 2007)(16)

4.1	Form of Subscription Agreement used for issuance of Units in November 2008(7)

4.2	Form of Subscription Agreement used for issuance of Units in December 2008(7)

4.3	Form of Warrant Agreement (Callable Warrant)(7)

4.4	Form of Warrant Agreement (Non-Callable)(7)

4.5	Form of Subscription Agreement used for issuance of Units in October and November 2009(8)

4.6	Form of Warrant Agreement(8)

10.1	Limited Liability Company Agreement of Cadiz Real Estate LLC dated December 11, 2003(4)

10.2	Amendment No. 1, dated October 29, 2004, to Limited Liability Company Agreement of Cadiz Real Estate LLC(9)

10.3	Consulting Agreement dated August 1, 2002 by and between Richard Stoddard and Cadiz Inc., and Extension of Consulting Agreement dated January 1, 2004 by and between Richard Stoddard and Cadiz Inc.(9)

10.4
Settlement Agreement dated as of August 11, 2005 by and between Cadiz Inc., on the one hand, and Sun World International, Inc., Sun Desert, Inc., Coachella Growers and Sun World/Rayo, on the other hand(10)

10.5
$36,375,000 Credit Agreement among Cadiz Inc. and Cadiz Real Estate LLC, as Borrowers, the Several Lenders from time to time parties thereto, and Peloton Partners LLP, as Administrative Agent, dated as of June 26, 2006(11)

10.6
Amendment No. 1 dated September 29, 2006 to the $36,375,000 Credit Agreement among Cadiz Inc. and Cadiz Real Estate LLC, as Borrowers, the Several Lenders from time to time parties thereto and Peloton Partners LLP, as Administrative Agent, dated as of June 26, 2006(12)

10.7	Outside Director Compensation Plan(13)

10.8	Resolutions adopted by the Cadiz Inc. Board of Directors on March 13, 2007, increasing the monthly consulting fees paid to Richard E. Stoddard(14)

10.9	2007 Management Equity Incentive Plan(15)

10.10
Amendment No. 2 dated October 1, 2007 to Reorganization Plan and Agreement for Purchase and Sale of Assets dated as of February 18, 1998 among Cadiz Inc. and Mark A. Liggett in his capacity as successor in interest to Exploration Research Associates, Incorporated., a California corporation (“ERA”) and in his individual capacity as former sole shareholder of ERA and as the successor in interest to ERA(17)

10.11	Longitudinal Lease Agreement dated September 17, 2008 between Arizona & California Railroad Company and Cadiz Real Estate, LLC(18)

10.12	Amended and Restated Employment Agreement between Keith Brackpool and Cadiz Inc. dated May 22, 2009(19)

10.13	Employment Agreement between Timothy J. Shaheen and Cadiz Inc. dated May 22, 2009(19)

10.14
Amendment No. 2 to the Credit Agreement among Cadiz Inc. and Cadiz Real Estate LLC, as Borrowers, the Several Lenders from time to time parties thereto, and LC Capital Master Fund Ltd., as Administrative Agent, dated as of June 4, 2009(20)

10.15	2009 Equity Incentive Plan(21)

10.16	Letter of Intent with Golden State Water Company dated June 1, 2009(8)

10.17	Services and Exclusivity Agreement with Layne Christensen Company dated November 2, 2009, as amended by amendments dated January 4, 2010, and January 27, 2010.

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Keith Brackpool, Chairman and Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Keith Brackpool, Chairman and Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________________________________________________________________

(1)	Previously filed as an Exhibit to our Registration Statement of Form S-1 (Registration No. 33-75642) declared effective May 16, 1994 filed on February 23, 1994
(2)	Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended September 30, 1996 filed on November 14, 1996
(3)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 filed on November 13, 1998
(4)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003 filed on November 2, 2004

(5)	Previously filed as an Exhibit to our Current Report on Form 8-K dated November 30, 2004 filed on December 2, 2004
(6)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed on August 13, 1999
(7)	Previously filed as an Exhibit to Amendment No.1 to our Registration Statement on Form S-3 (Registration No. 333-156502) filed on January 27, 2009
(8)	Previously filed as an Exhibit to our Registration Statement on Form S-3 (Registration No. 333-163321) filed on November 24, 2009
(9)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed on March 31, 2005
(10)	Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 14, 2005
(11)	Previously filed as an Exhibit to our registration statement on Form S-3 (Registration No. 333-126117) filed on July 28, 2006
(12)	Previously filed as an Exhibit to our current report on Form 8-K dated October 4, 2006 and filed October 4, 2006
(13)	Previously filed as Appendix B to our definitive proxy dated October 10, 2006 and filed October 10, 2006
(14)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 16, 2007
(15)	Previously filed as Appendix A to our definitive proxy dated April 27, 2007 and filed April 27, 2007
(16)	Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 6, 2007
(17)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 14, 2008
(18)	Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended September 30, 2008 on November 10, 2008
(19)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on August 10, 2009
(20)	Previously filed as an Exhibit to the Post-Effective Amendment No. 1 to our Registration Statement on Form S-3 (Registration No. 333-136117) filed on August 3, 2009
(21)	Previously filed as Appendix A to our definitive proxy dated November 3, 2009, and filed on November 5, 2009

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cadiz Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows, and stockholder's equity present fairly, in all material respects, the financial position of Cadiz Inc. and its subsidiaries at December 31, 2009 and December 31, 2008 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Los Angeles, California
March 15, 2010

Cadiz Inc.

Consolidated Statements of Operations

	Year Ended December 31,
(In thousands, except per share data)	2009	2008	2007

Total revenues	$808	$992	$426

Costs and expenses:
Cost of sales (exclusive of depreciation shown below)	1,102	1,098	566
General and administrative	9,445	11,154	9,988
Depreciation	342	341	261

Total costs and expenses	10,889	12,593	10,815

Operating loss	(10,081)	(11,601)	(10,389)

Interest expense, net	(4,314)	(4,302)	(3,238)
Other expense	-	-	(2)

Other expense, net	(4,314)	(4,302)	(3,240)

Net loss before income taxes	(14,395)	(15,903)	(13,629)

Income tax expense	4	6	4

Net loss applicable to common stock	$(14,399)	$(15,909)	$(13,633)

Basic and diluted net loss per share	$(1.13)	$(1.32)	$(1.15)

Weighted-average shares outstanding	12,722	12,014	11,845

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Balance Sheets
	December 31,
($ in thousands)	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$8,878	$2,014
Short-term investments	-	4,500
Accounts Receivable	175	66
Prepaid expenses and other	362	507

Total current assets	9,415	7,087

Property, plant, equipment and water programs, net	36,613	35,784
Goodwill	3,813	3,813
Other assets	478	728

Total assets	$50,319	$47,412

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$499	$247
Accrued liabilities	829	559
Current portion of long term debt	20	9

Total current liabilities	1,348	815

Long-term debt	36,665	33,975
Tax liability	321	216
Other long-term liabilities	752	-

Total liabilities	39,086	35,006

Commitments and contingencies (Note 12)

Stockholders' equity:

Common stock - $0.01 par value; 70,000,000 shares
authorized; shares issued and outstanding: 13,500,997 at
December 31, 2009, and 12,453,210 at December 31, 2008	135	125

Additional paid-in capital	276,749	263,533
Accumulated deficit	(265,651)	(251,252)
Total stockholders' equity	11,233	12,406

Total liabilities and stockholders' equity	$50,319	$47,412

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2009	2008	2007

Cash flows from operating activities:
Net loss	$(14,399)	$(15,909)	$(13,633)
Adjustments to reconcile net loss to net cash
Used for operating activities:
Depreciation	342	341	261
Amortization of deferred loan costs	56	77	62
Amortization of debt discount	1,937	2,299	1,852
Interest added to loan principal	2,356	2,033	1,928
Net loss on disposal of assets	-	-	2
Compensation charge for stock awards and share options	2,273	4,358	3,609
Issuance of stock for services	500	135	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(109)	(46)	281
Decrease (increase) in prepaid expenses and other	145	(291)	27
Decrease in other assets	194	-	-
Increase (decrease) increase in accounts payable	252	(161)	(36)
(Decrease) increase in accrued liabilities	(30)	27	371
Increase (decrease) in tax liability	105	4	(7)

Net cash used for operating activities	(6,378)	(7,133)	(5,283)

Cash flows from investing activities:
Investments in short-term deposits	-	(4,500)	(8,819)
Additions to property, plant and equipment	(119)	(93)	(1,105)
Proceeds from sale of marketable securities	4,500	-	8,819
Other assets	-	(235)	(250)

Net cash provided by (used for) investing activities	4,381	(4,828)	(1,355)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	-	139
Net proceeds from issuance of common stock	8,835	5,063	5,032
Proceeds from issuance of long-term debt	46	-	-
Principal payments on long-term debt	(20)	(9)	(9)

Net cash provided by financing activities	8,861	5,054	5,162

Net increase (decrease) in cash and cash equivalents	6,864	(6,907)	(1,476)

Cash and cash equivalents, beginning of period	2,014	8,921	10,397

Cash and cash equivalents, end of period	$8,878	$2,014	$8,921

See accompanying notes to the consolidated financial statement.

Cadiz Inc.

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2009, 2008, and 2007
($ in thousands)
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance as of December 31, 2006	1,000	$-	11,536,597	$116	$245,206	$(221,710)	$23,612

Issuance of shares pursuant to warrant exercise	-	-	335,440	3	5,029	-	5,032
Issuance of shares pursuant to stock awards and option exercise	-	-	14,285	-	139	-	139
Issuance of shares upon conversion of Series F Preferred Stock	(1,000)	-	17,289	-	-	-	-
Stock compensation expense	-	-	-	-	3,609	-	3,609
Net loss	-	-	-	-	-	(13,633)	(13,633)
Balance as of December 31, 2007	-	$-	11,903,611	$119	$253,983	$(235,343)	$18,759

Issuance of shares pursuant to stock awards	-	-	54,599	1	-	-	1
Issuance of shares pursuant to Private Placement	-	-	495,000	5	5,192	-	5,197
Stock compensation expense	-	-	-	-	4,358	-	4,358
Net loss	-	-	-	-	-	(15,909)	(15,909)
Balance as of December 31, 2008	-	$-	12,453,210	$125	$263,533	$(251,252)	$12,406

Issuance of shares pursuant to stock awards	-	-	147,026	1	-	-	1
Issuance of shares pursuant to warrant exercises and Private Placement	-	-	841,449	8	8,827	-	8,835
Issuance of common stock for services	-	-	59,312	1	499	-	500
Convertible term loan conversion option	-	-	-	-	1,617	-	1,617
Stock compensation expense	-	-	-	-	2,273	-	2,273
Net loss	-	-	-	-	-	(14,399)	(14,399)
Balance as of December 31, 2009	-	$-	13,500,997	$135	$276,749	$(265,651)	$11,233

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

    The value of these assets derives from a combination of increasing pressure on water and renewable energy supplies in California.  California is presently facing a dire water crisis.  Water agencies throughout California imposed mandatory rationing in 2009 in order to meet anticipated demand.  Additionally, through a series of policy initiatives, the State of California and the United States government have issued compelling calls for increased renewable energy production in order to meet future national energy needs. This includes California’s mandate to acquire 33% of the state’s electricity from renewable sources by 2020.  As a result, the Company believes that a competitive advantage exists for companies that can provide high-quality, reliable, and affordable water to major population centers as well as for companies that can site renewable energy facilities.

    The Company’s objective is to realize the highest and best use for these assets in an environmentally responsible way.  The Company believes this can best be achieved through a combination of water supply and storage programs, sustainable agricultural development and the production of renewable energy at the Cadiz properties.

    In 1993, Cadiz acquired permits for up to 9,600 acres of agricultural development in the Cadiz Valley and the withdrawal of more than one million acre-feet of groundwater from the aquifer system underlying the property.  The Company believes that the location, geology and hydrology of this property is uniquely suited for both agriculture and the development of an aquifer storage, recovery and supply program to augment the water supplies available to Southern California.

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

    Between 1997 and 2002, Cadiz and Metropolitan received substantially all of the state and federal approvals required for the permits necessary to construct and operate the Project, including a Record of Decision (“ROD”) from the U.S. Department of the Interior, which endorsed the Cadiz Project and offered a right-of-way for construction of project facilities.  The ROD also approved a Final Environmental Impact Statement (“FEIS”) in compliance with the National Environmental Policy Act (“NEPA”).

    In October 2002, Metropolitan’s staff brought the right-of-way matter before the Metropolitan Board of Directors.  By a very narrow margin, the Metropolitan Board voted not to accept the right-of-way grant and not to proceed with the Project.

    In April 2003, Cadiz filed a claim against Metropolitan seeking compensatory damages.  When settlement negotiations failed to produce a resolution, Cadiz filed a lawsuit against Metropolitan in Los Angeles Superior Court on November 17, 2005, seeking compensatory damages for a breach of various contractual and fiduciary obligations to us, and interference with the economic advantage we would have obtained from the Cadiz Project.  On February 11, 2009, Cadiz and Metropolitan agreed to settle our differences and dismissed all outstanding claims remaining against each other.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $14.4 million, $15.9 million and $13.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The Company had working capital of $8.1 million at December 31, 2009, and used cash in operations of $6.4 million for the year ended December 31, 2009.  Currently, the Company’s sole focus is the development of its land and water assets.

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

    In February 2007, $5.0 million was raised when certain warrant holders chose to exercise their rights to purchase 335,440 shares of the Company’s common stock for $15.00 per share.  In November and December 2008, the Company raised an additional $5.2 million with a private placement of 165,000 Units at $31.50 per unit.  Each unit consists of three (3) shares of the Company’s common stock and two (2) stock purchase warrants.  The first warrant entitled the holder to purchase one (1) share of common stock at an exercise price of $12.50 per share.  On November 17, 2009, the exercise price of this Callable Warrant was temporarily reduced to $10.50 per share.  In response, holders of 162,849 warrants exercised their warrants, resulting in our issuance of 162,849 shares of common stock with net proceeds of $1,709,915.  The remaining 2,151 warrants were cancelled.  The second warrant entitles the holder to purchase one (1) share of common stock at an exercise price of $12.50 per share.  This warrant has a term of three years and is not callable by us.

    In October and November 2009, the Company raised $7.1 million with a private placement of 226,200 Units at $31.50 per Unit.  This includes 20,880 Units purchased by the Lenders of the Term Loan pursuant to the Lenders’ Participation Rights under the Term Loan.  Each Unit consists of three (3) shares of the Company’s common stock and one (1) stock purchase warrant.  The warrant entitles the holder to purchase one (1) share of common stock at an exercise price of $15.00 per share.  The warrant has a term of three (3) years, but is callable by the Company at any time following November 1, 2010, if the closing market price of the Company’s common stock exceeds $22.50 for 10 consecutive trading days.

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

    The proceeds remaining from the Company’s $8.8 million private placement in 2009, and the sale of common shares, pursuant to the exercise of certain warrants in 2009, provide it with sufficient funds to meet expected working capital needs for the next 12 months.  Within the next 12 months the Company will need to identify financing for its 2011 working capital needs.  If the Company is unable to generate this from its current development activities, then it will need to seek additional equity financing in the capital markets.

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

Use of Estimates in Preparation of Financial Statements

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  In preparing these financial statements, management has made estimates with regard to goodwill and other long-lived assets, stock compensation and deferred tax assets.  Actual results could differ from those estimates.

Revenue Recognition

    The Company recognizes crop sale revenue upon shipment and transfer of title to customers.

Stock-Based Compensation

    General and administrative expenses include $2.3 million, $4.4 million and $3.6 million of stock based compensation expenses in the fiscal years ended December 31, 2009, 2008 and 2007, respectively.

    The fair value of each option granted to employees and directors is estimated using the Black-Scholes option pricing model.

    The Company applies the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which is then amortized on a straight-line basis over the requisite service period.

    ASC 718 also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur.  The remaining vesting periods are relatively short, and the potential impact of forfeitures is not material.  The Company is in a tax loss carryforward position and is not expected to realize a benefit from any additional compensation expense recognized under ASC 718.  See Note 7, “Income Taxes".

Net Loss Per Common Share

    Basic Earnings Per Share (EPS) is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any, by the weighted-average common shares outstanding.  Options, deferred stock units, warrants, participating and redeemable preferred stock and the zero coupon term loan convertible into or exercisable for certain shares of the Company’s common stock were not considered in the computation of diluted EPS because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 2,420,000 shares, 2,372,000 shares and 2,208,000 shares for the years ended December 31, 2009, 2008 and 2007, respectively.

Cash and Cash Equivalents

    The Company considers all short-term deposits with an original maturity of three months or less to be cash equivalents.  The Company invests its excess cash in deposits with major international banks and government agency notes and, therefore, bears minimal risk.  Such investments are stated at cost, which approximates fair value, and are considered cash equivalents for purposes of reporting cash flows.

Short-Term Investments

    The Company considers all short-term deposits with an original maturity greater than three months, but no greater than one year, to be short-term investments.  At December 31, 2009, the Company had no short-term investments, and had $4.5 million invested in short-term investments at December 31, 2008.

Property, Plant, Equipment and Water Programs

    Property, plant, equipment and water programs are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally ten to forty-five years for land improvements and buildings and five to fifteen years for machinery and equipment.  Leasehold improvements are depreciated over the shorter of the term of the relevant lease agreement or the estimated useful life of the asset.

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

Goodwill and Other Assets

    As a result of a merger in May 1988 between two companies which eventually became known as Cadiz Inc., goodwill in the amount of $7,006,000 was recorded.  Approximately $3,193,000 of this amount was amortized prior to the adoption of ASC 350 on January 1, 2002.  Goodwill is tested for impairment annually in the first quarter of each year, or if events occur which require an impairment analysis be performed.  Beginning in 2002, the Company has performed an annual impairment test of goodwill in the first quarter of each year and has determined that the goodwill was not impaired.

Amounts
(in thousands)

Balance at December 31, 2007	$3,813
Adjustments	-

Balance at December 31, 2008	3,813
Adjustments	-

Balance at December 31, 2009	$3,813

    Deferred loan costs represent costs incurred to obtain debt financing.  Such costs are amortized over the life of the related loan.  At December 31, 2009, the deferred loan fees relate to the zero coupon secured convertible term loan with Lampe Conway & Company LLC (“Lampe Conway”), as described in Note 6, "Long-Term Debt".

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

    Effective January 1, 2007, the Company adopted Accounting Standards Codification 740, “Income Taxes” (“ASC 740”).  The adoption of ASC 740 did not have a significant impact on the financial statements of the Company.  In connection with the adoption of ASC 740, the Company elected to classify income tax penalties and interest as general and administrative and interest expenses, respectively.  See Note 7, “Income Taxes”.

Fair Value of Financial Instruments

    Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable.  Financial liabilities with carrying values approximating fair value include accounts payable and accrued liabilities due to their short-term nature.  The carrying value of the Company's debt, before discount, approximates fair value, based on interest rates available to the Company for debt with similar terms.  See Note 6, "Long-Term Debt", for discussion of fair value of debt.

Supplemental Cash Flow Information

    No cash payments are due on the loan with Lampe Conway prior to the June 29, 2013, final maturity date.

    In December 2009, the Company recorded non-cash additions to fixed assets of $1,052,000, which were accrued at year-end, for the development of new wells at the Cadiz Project site.

    Cash payments for income taxes were $4,000, $6,400, and $7,300 in the years ended December 31, 2009, 2008, and 2007, respectively.

Recent Accounting Pronouncements

    On January 1, 2008, the Financial Accounting Standards Board issued new accounting guidance on fair value measurements. This new guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The new guidance was effective for the Company beginning January 1, 2008, for certain financial assets and liabilities. Refer to Note 14, "Fair Value Measurements", for additional information regarding our fair value measurements for financial assets and liabilities. The new guidance was effective for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis beginning January 1, 2009.   The new accounting guidance describes how to measure fair value based on a three-level hierarchy of inputs, of which the first two are considered observable and the last unobservable.

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

    In December 2007, the Financial Accounting Standards Board issued new accounting guidance on business combinations and non-controlling interests in consolidated financial statements. The new guidance revises the method of accounting for a number of aspects of business combinations and noncontrolling interests, including acquisition costs, contingencies (including contingent assets, contingent liabilities and contingent purchase price), the impacts of partial and step-acquisitions (including the valuation of net assets attributable to non-acquired minority interests) and post-acquisition exit activities of acquired businesses. This new accounting guidance was effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this accounting guidance has had no impact on the Company’s financial position and results of operations.

    In May 2008, the Financial Accounting Standards Board issued new accounting guidance on convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement.  This new guidance requires an issuer to allocate the initial proceeds from the issuance of a convertible debt instrument between the instrument’s liability and equity components so that the effective interest rate of the liability component equals the issuer’s nonconvertible debt borrowing rate at issuance.  The Company adopted this accounting guidance in the first quarter of 2009.  The adoption of this accounting guidance had no impact on the Company’s financial position and results of operations.

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

    In April 2009, the Financial Accounting Standards Board issued new guidance for interim disclosures about the fair value of financial instruments.  This new guidance requires disclosures beginning in the second quarter of 2009 about the fair value of all financial instruments, for which it is practicable to estimate that fair value, for interim and annual reporting periods.  Since this guidance impacts disclosure only, the adoption will not have an impact on the Company’s consolidated results of operations, financial position or cash flows.  This enhanced disclosure is provided in Note 14, "Fair Value Measurements".

    In June 2009, the Financial Accounting Standards Board issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity (QSPE). This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. The adoption of this new accounting guidance will not impact the Company's financial position and results of operations.

    In June 2009, the Financial Accounting Standards Board also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. The adoption of this new accounting guidance will not impact the Company's financial position and results of operations

    In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (Codification). The Codification will become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification did not change GAAP and will not have an affect on our financial position, results of operations or liquidity.

NOTE 3 – PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

    Property, plant, equipment and water programs consist of the following (dollars in thousands):

	December 31,
	2009	2008

Land and land improvements	$23,050	$21,998
Water programs	14,274	14,274
Buildings	1,161	1,161
Leasehold improvements	570	570
Furniture and fixtures	421	407
Machinery and equipment	915	854
Construction in progress	44	-
	40,435	39,264
Less accumulated depreciation	(3,822)	(3,480)

	$36,613	$35,784

    Depreciation expense during the years ended December 31, 2009, 2008 and 2007 was approximately $342,000, $341,000, and $261,000.

NOTE 4 – OTHER ASSETS

    Other assets consist of the following (dollars in thousands):

	December 31,
	2009	2008

Deferred loan costs, net	$188	$244
Prepaid rent	32	226
Security deposits	258	258
	$478	$728

    Deferred loan costs consist of legal and other fees incurred to obtain debt financing.  Amortization of deferred loan costs was approximately $56,000, $77,000, and $62,000 in 2009, 2008 and 2007, respectively.  Prepaid rent consists of rental and other fees incurred to obtain the right-of-way for the Cadiz Project water conveyance pipeline, as discussed in Note 1, "Description of Business".  Amortization of prepaid rent was approximately $194,000 in 2009 and $64,400 in 2008.

NOTE 5 – ACCRUED LIABILITIES

    Accrued liabilities consist of the following (dollars in thousands):

	December 31,
	2009	2008

Payroll, bonus, and benefits	$54	$170
Consulting and legal expenses	365	77
Deferred rent	148	189
Other accrued expenses	262	123
	$829	$559

NOTE 6 – LONG-TERM DEBT

    At December 31, 2009 and 2008, the carrying amount of the Company’s outstanding debt is summarized as follows (dollars in thousands):

	December 31,
	2009	2008

Zero coupon secured convertible term loan due June 29, 2013. Interest accruing at 5% per annum until June 29, 2009 and at 6% thereafter	$43,632	$41,276
Other loans	40	13
Debt discount	(6,987)	(7,305)
	36,685	33,984

Less current portion	20	9

	$36,665	$33,975

    The Company estimates fair value of debt to be $36,258,000.

    Pursuant to the Company’s loan agreements, annual maturities of long-term debt outstanding on December 31, 2009, are as follows:

Year	$000’s

2010	20
2011	16
2012	4
2013	43,632
$43,672

    In June 2006, the Company entered into a $36.4 million five year zero coupon convertible term loan with Peloton Partners LLP, as administrative agent for the loan, and with an affiliate of Peloton and another investor, as lenders.  Certain terms of the loan were subsequently amended pursuant to Amendment #1 to the Credit Agreement, which was effective September 2006.  On April 16, 2008, the Company was advised that Peloton had assigned its interest in the loan to an affiliate of Lampe Conway & Company LLC (“Lampe Conway”), and Lampe Conway subsequently replace Peloton as administrative agent of the loan (the “Lampe Conway Loan”).  On June 4, 2009, the Company completed arrangements to amend the Term Loan.  The significant terms of the amendment are as follows:

•	Maturity date was extended from June 29, 2011, to June 29, 2013;

•	Interest will continue to accrue at 6% per annum through maturity;

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

    The term loan is collateralized by substantially all of the assets of the Company, which contains representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company’s ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on the Company’s ability to issue additional common stock to fund future working capital needs.

    As a result of the modification of the convertible debt arrangement, the change in conversion value between the original and modified instrument was approximately $1.6 million which was recorded as an additional debt discount.  Such debt discount is accreted to the redemption value of the instrument over the remaining term of the loan as additional interest expense.

    The Company has analyzed all of the above provisions of the convertible loan and related agreements for embedded derivatives under generally accepted accounting principles and SEC rules.  The Company concluded that certain provisions of the convertible loan agreement, which were in effect prior to the first amendment date, are deemed to be derivatives.  Therefore, these embedded instruments were bifurcated from the host debt instrument and classified as a liability in the Company’s financial statements.  The Company prepared valuations for each of the deemed derivatives using a Black-Scholes option pricing model and recorded a liability of approximately $12.2 million on the June 30, 2006 loan funding date, with an offsetting discount to the convertible term loan.

    On June 30, 2006, the derivative liability was classified and recorded as part of long-term debt in the balance sheet.  The debt discount will be amortized to interest expense over the life of the loan using the effective interest amortization method.  The principal valuation assumptions are as follows:

Loan balance available for conversion:	$36.4 million
Expected term:	5 years
Cadiz common share price:	$17.01
Volatility:	46%
Risk-free Interest Rate:	5.18%
Change in control probability:	10%

    On September 29, 2006, the terms of the loan were amended, and it was determined that bifurcation of the embedded equity conversion option is no longer required.  The derivative liability was adjusted to fair value on the amendment date, and the $2,919,000 increase in fair value was recorded as an “Other Expense” item in the Consolidated Statement of Operations.  The $15.2 million fair value of the derivative liability was then transferred to the Additional Paid-in Capital component of Stockholders' Equity.

    In 2006, the Company incurred $408,000 of outside legal expenses related to the negotiation and documentation of the loan, which will be amortized over the life of the loan.

 December 31, 2009, the Company was in compliance with its debt covenants under the Lampe Conway Loan.

NOTE 7 – INCOME TAXES

    Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available carryforwards.  Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 2009 and 2008, are as follows (in thousands):

	December 31,
	2009	2008

Deferred tax assets:
Net operating losses	$38,573	$35,303
Fixed asset basis difference	7,262	7,312
Contributions carryover	1	1
Deferred compensation	1,260	3,603
Accrued liabilities	253	108

Total deferred tax assets	47,350	46,400

Valuation allowance for deferred tax assets	(47,350)	(46,400)

Net deferred tax asset	$-	$-

    The valuation allowance increased $950,000 and $4,220,000 in 2009 and 2008, respectively, due to an increase in the net operating loss category of deferred tax assets.  The change in deferred tax assets resulted from current year net operating losses, expiration of prior year loss carryovers, and changes to future tax deductions resulting from terms of stock compensation plans.

    As of December 31, 2009, the Company had net operating loss (NOL) carryforwards of approximately $100.3 million for federal income tax purposes and $50.6 million for California income tax purposes.  Such carryforwards expire in varying amounts through the year 2029.  Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

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

    As of the January 1, 2007, adoption of ASC 740, the Company possessed unrecognized tax benefits totaling approximately $3.3 million.  A schedule of changes for the 36 months ended December 31, 2009 is shown below:

Amounts
(in millions)

Balance at January 1, 2007	$3.3

Additions or reductions for tax positions of prior years	-
Additions or reductions for tax positions of current year	-
Changes related to current year settlements	-
Changes due to expirations of the statute of limitations	-

Balance at December 31, 2007	$3.3

Additions or reductions for tax positions of prior years	-
Additions or reductions for tax positions of current year	-
Changes related to current year settlements	-
Changes due to expirations of the statute of limitations	-

Balance at December 31, 2008	3.3

Additions or reductions for tax positions of prior years	-
Additions or reductions for tax positions of current year	-
Changes related to current year settlements	-
Changes due to expirations of the statute of limitations	-

Balance at December 31, 2009	$3.3

    None of these tax benefits, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.  Additionally, as of December 31, 2009, the Company had accrued a total of $321,000 for state taxes, interest and penalties related to income tax positions in prior returns.  In connection with the adoption of ASC 740, the Company elected to classify income tax penalties and interest as general and administrative and interest expenses, respectively.  For the twelve months ended December 31, 2009, general and administrative and interest expenses included approximately $0 of income tax penalties.

    The Company does not expect that the unrecognized tax benefits will significantly increase or decrease in the next 12 months.

    The Company's tax years 2006 through 2009 remain subject to examination by the Internal Revenue Service, and tax years 2005 through 2009 remain subject to examination by California tax jurisdictions.  In addition, the Company's loss carryforward amounts are generally subject to examination and adjustment for a period of three years for federal tax purposes and four years for California purposes, beginning when such carryovers are utilized to reduce taxes in a future tax year.

    A reconciliation of the income tax benefit to the statutory federal income tax rate is as follows (dollars in thousands):

	Year Ended December 31,
	2009	2008	2007

Expected federal income tax benefit at 34%	$(4,895)	$(5,379)	$(4,638)
Loss with no tax benefit provided	3,751	4,492	3,983
State income tax	4	6	4
Stock Options	462	86	-
Non-deductible expenses and other	682	801	655

Income tax expense	$4	$6	$4

    Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against these assets.  Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.

NOTE 8 – EMPLOYEE BENEFIT PLANS

    The Company has a 401(k) Plan for its salaried employees.  The Company matches 100% of the first three percent of annual base salary and 50% of the next two percent of annual base salary contributed by an employee to the plan.  The Company contributed approximately $42,000, $47,000, and $38,000 to the plans for fiscal years 2009, 2008 and 2007, respectively.

NOTE 9 – PREFERRED AND COMMON STOCK

Series F Convertible Preferred Stock

    In June 2007, ING elected to covert the 1,000 preferred shares then remaining outstanding into 17,289 shares of the Company’s common stock, and the Company subsequently filed a Certification of Elimination of Series F Convertible Preferred Stock with the State of Delaware.  As a result, no Series F Preferred Stock was issued or outstanding on December 31, 2009.

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

    On October 1, 2007, the Company agreed to the conditional issuance of up to 300,000 shares to the former sole shareholder and successor in interest to Exploration Research Associates, Inc. (“ERA”), who is now an employee of the Company.  The agreement settled certain claims by ERA against the Company, and provided that the 300,000 shares will be issued if and when certain significant milestones in the development of the Company’s properties are achieved.

    In November 2008, the Company arranged for certain legal and advisory services including interim payments due upon completion of specified milestones with respect to the Cadiz Project, with the fee payable in cash and/or stock.  The first such milestone was satisfied on June 4, 2009, resulting in an obligation by the Company to pay a fee of $500,000, for which the parties agreed to payment in the form of 59,312 shares of the Company’s common stock valued at $8.43 per share, reflecting the fair market value of the stock on June 4, 2009.

    A private placement was completed by the Company in November and December of 2008 of 165,000 Units at the price of $31.50 per unit for proceeds of $5,197,500.  Each Unit consists of three (3) shares of the Company’s common stock and two (2) common stock purchase warrants.  The first warrant entitles the holder to purchase one (1) share of common stock at an exercise price of $12.50 per share.  On November 17, 2009, the exercise price of this Callable Warrant was temporarily reduced to $10.50 per share in an effort to induce warrant holders to purchase additional shares to provide additional sources of financing for the Company’s on-going projects and operating costs.  In response to the inducement, holders of 162,849 warrants exercised their warrants, resulting in our issuance of 162,849 shares of common stock with net proceeds of $1,709,915.  The fair value of the inducement was an immaterial amount that did not impact losses applicable to the common shareholders in the calculation of earnings per share.  The remaining 2,151 warrants were cancelled.  The second warrant entitles the holder to purchase one (1) share of common stock at an exercise price of $12.50 per share.  This warrant has a term of three years and is not callable by the Company.

    In October and November 2009, the Company raised $7.1 million with a private placement of 226,200 Units at $31.50 per Unit.  This includes 20,880 Units purchased by the Lenders of the Term Loan pursuant to the Lenders’ Participation Rights under the Term Loan.  Each Unit consists of three (3) shares of the Company’s common stock and one (1) stock purchase warrant.  The warrant entitles the holder to purchase one (1) share of common stock at an exercise price of $15.00 per share.  The warrant has a term of three (3) years, but is callable by the Company at any time following November 1, 2010 if the closing market price of the Company’s common stock exceeds $22.50 for 10 consecutive trading days.

    As discussed in Note 6, "Long-Term Debt", principal and accrued interest on the Lampe Conway Loan is convertible into common shares of the Company at the Lender’s option.  The terms of the loan include optional prepayment provisions that could result in an early conversion of the loan under certain circumstances, and a preferred conversion formula is provided upon a change in control of the Company.

NOTE 10 – STOCK-BASED COMPENSATION PLANS AND WARRANTS

    The Company has issued options pursuant to its 2003 and 2007 Management Equity Incentive Plans.  The Company also has granted stock awards pursuant to its 2003 Management Equity Incentive Plan, 2007 Management Equity Incentive Plan and Outside Director Compensation Plan, as described below.  In December 2009, shareholders approved the adoption of the 2009 Equity Incentive Plan.  As of December 31, 2009, there were no issuances under the 2009 Equity Incentive Plan.

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

2009 Equity Incentive Plan

    The 2009 Equity Incentive Plan was approved by stockholders at the December 14, 2009, Annual Meeting, and became immediately effective.  The plan provides for the grant and issuance of up to 850,000 shares and options to the Company’s employees and consultants.  On December 18, 2009, the Company filed a registration statement on Form S-8 registering the shares issuable pursuant to this plan.  115,000 shares of common stock and options to purchase 387,500 shares of common stock were granted in January 2010.

Stock Options Issued under the 2003 and 2007 Management Equity Incentive Plans

    The 2003 Management Equity Incentive Plan provided for the granting of 377,339 options for the purchase of one share of common stock.  Options issued under the Management Equity Incentive Plan were granted during 2005 and 2006.  The options have a ten year term with vesting periods ranging from issuance date to three years.  Certain of these options had strike prices that were below the fair market value of the Company’s common stock on the date of grant.  All options have been granted to officers, employees and consultants of the Company.  365,000 options were granted under the plan during 2005, and the remaining 12,339 options were granted in 2006.

    The Company granted options to purchase 7,661 common shares at a price of $20.00 per share under the 2007 Management Equity Incentive Plan on July 25, 2007, and options to purchase 10,000 common shares at a price of $18.99 on January 9, 2008.  The options have strike prices that were slightly above the fair market value of the Company’s common stock on the date that the grant became effective.  The options have a ten year term with vesting periods ranging from issuance date to 16 months.  Unexercised options to purchase 20,000 shares and 40,000 shares were forfeited in August 2008 and February 2009, respectively.  Previously recognized expenses of $66,000 related to the unvested portion of these awards was credited against stock based compensation expense in 2008.  All options have been issued to officers, employees and consultants of the Company.  In total, options to purchase 325,000 shares were unexercised and outstanding on December 31, 2009, under the two management equity plans.

    The fair value of each option granted under both plans was estimated on the date of grant using the Black Scholes option pricing model based on the following weighted-average assumptions:

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

    The Company recognized stock option related compensation costs of $0, $82,000 and $180,000 in fiscal 2009, 2008 and 2007, respectively, relating to these options.  No stock options were exercised during fiscal 2009.  Options to purchase 10,000 shares were exercised in 2007.

    A summary of option activity under the plans as of December 31, 2009, and changes during the current fiscal year is presented below:

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000’s)

Outstanding January 1, 2009	365,000	$12.85	6.4	$3,885
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(40,000)	-	-	(175)
Outstanding at December 31, 2009	325,000	$12.68	5.4	$3,710
Exercisable at December 31, 2009	325,000	$12.68	5.4	$3,710

    The weighted-average grant-date fair value of options granted during the years ended December 31, 2008 and 2007 were $11.18, and $9.43 per share, respectively.  The following table summarizes stock option activity for the periods noted.

			Weighted-
			Average
	Amount		Exercise Price

Outstanding at December 31, 2007	375,000		$13.06
Granted	10,000		$18.99
Expired or canceled	(20,000)		$20.00
Exercised	-		$-

Outstanding at December 31, 2008	365,000		$12.85
Granted	-		$-
Expired or canceled	(40,000)		$17.25
Exercised	-		-

Outstanding at December 31, 2009	325,000	(a)	$12.68

Options exercisable at December 31, 2009	325,000		$12.68

Weighted-average years of remaining contractual life of options outstanding at December 31, 2009	5.4

(a)	Exercise prices vary from $12.00 to $18.99, and expiration dates vary from May 2015 to December 2016.

Stock Awards to Directors, Officer, Consultants and Employees

    The Company has also granted stock awards pursuant to its 2003 and 2007 Management Equity Incentive Plans and its Outside Director Compensation Plan.

    The 2003 Management Equity Incentive Plan provided for the granting of 1,094,712 shares of common stock in May 2005, the 2007 Management Equity Incentive Plan provides for the granting of up to 1,050,000 shares of stock and stock options, the 2009 Equity Incentive Plan provides for the granting of up to 850,000 shares of stock and stock options, and the Outside Director Compensation Plan provides for the granting of up to 50,000 shares.  Compensation cost for stock granted to employees and directors is measured at the quoted market price of the Company's stock on the date of grant.

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

    Of the total 1,050,000 shares reserved under the 2007 Management Equity Incentive Plan, a grant of 950,000 shares under the 2007 Management Equity Incentive Plan became effective on July 25, 2007.  The grant consisted of two separate awards.

-	A 150,000 share award that vests in three equal installments on January 1, 2008, January 1, 2009 and January 1, 2010. 100,000 shares have been issued pursuant to this award as of December 31, 2009.

-
800,000 of the shares were designated as Milestone-Based Deferred Stock, none of which were ultimately issued.  The shares were allocated for issuance subject to the satisfaction of certain milestone conditions relating to the trading price of our common stock during the period commencing March 13, 2007, and ending March 12, 2009.  The milestone conditions were not satisfied by March 12, 2009, resulting in the expiration of all 800,000 shares.

    Of the remaining 100,000 shares reserved under the 2007 Management Equity Incentive Plan, 10,000 were issued as options as described above, and 90,000 were issued as shares that vested in May 2009.

    The initial Outside Director Compensation Plan award was made on November 14, 2006, and included 10,416 shares for service rendered during the 12 month service period ended June 30, 2004 and 2005 and 4,285 shares for services rendered during the 12 month service period ended June 30, 2006.  10,416 shares were issued immediately upon shareholder approval in November 2006, and the remaining 4,285 shares vested and were issued in January 2007.  A 4,599 share award for service during the plan year ended June 30, 2007, became effective on that date, and this award vested on January 31, 2008.  A 7,206 share award for service during the plan year ended June 30, 2008, became effective on that date, and this award vested on January 31, 2009.  An 11,775 share award for service during the plan year ended June 30, 2009, became effective on that date, and this award will vest on January 31, 2010.

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

    The accompanying consolidated statements include approximately $2,273,000, $4,276,000, and $3,429,000 of stock based compensation expense related to these stock awards in the fiscal year ended December 31, 2009, 2008 and 2007, respectively.  On December 31, 2009, the unamortized compensation expense relating to these stock awards was $496,000.  This unamortized compensation expense is expected to be recognized through December 31, 2010.

    A summary of stock awards activity under the plans during the fiscal year ended December 31, 2009 and 2008 is presented below:

		Weighted-
		Average
		Grant-date
	Shares	Fair Value
		($000’s)

Nonvested at December 31, 2007	954,599	$9,620
Granted	7,026	120
Forfeited or canceled	-	-
Vested	(54,599)	(1,090)

Nonvested at December 31, 2008	907,026	$8,650
Granted	101,775	712
Forfeited or canceled	(800,000)	(6,556)
Vested	(147,026)	(1,706)

Nonvested at December 31, 2009	61,775	$1,100

Stock Purchase Warrants Issued to Non-Employees

    The Company accounts for equity securities issued to non-employees in accordance with the provisions of ASC 718 and ASC 505.  On November 30, 2004, the Company completed a private placement of 400,000 units, each Unit consisting of five (5) shares of the Company’s common stock and one (1) common stock purchase warrant.  Each of the 400,000 warrants entitle the holder to purchase one (1) share of common stock at an exercise price of $15.00 per share.  An additional 5,440 warrants were issued to an individual who assisted the company in identifying participants in the November 30, 2004 private placement and elected to receive a commission for the services in stock rather than cash.  Each warrant had a term of three (3) years and was callable at the Company’s option.

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

    A private placement was completed by the Company in November and December of 2008 of 165,000 Units at the price of $31.50 per unit for proceeds of $5,197,500.  Each Unit consists of three (3) shares of the Company’s common stock and two (2) common stock purchase warrants.  The first warrant entitles the holder to purchase one (1) share of common stock at an exercise price of $12.50 per share.  On November 17, 2009, the exercise price of this Callable Warrant was temporarily reduced to $10.50 per share.  In response, holders of 162,849 warrants exercised their warrants, resulting in our issuance of 162,849 shares of common stock with net proceeds of $1,709,915.  The remaining 2,151 warrants were cancelled.  The second warrant entitles the holder to purchase one (1) share of common stock at an exercise price of $12.50 per share.  This warrant has a term of three years and is not callable by the Company.

    In October 2009, the Company raised $7.1 million with a private placement of 226,200 Units at $31.50 per Unit.  This includes 20,880 Units purchased by the Lenders of the Term Loan pursuant to the Lenders’ Participation Rights under the Term Loan.  Each Unit consists of three (3) shares of the Company’s common stock and one (1) stock purchase warrant.  The warrant entitles the holder to purchase one (1) share of common stock at an exercise price of $15.00 per share.  The warrant has a term of three (3) years, but is callable by the Company at any time following November 1, 2010 if the closing market price of the Company’s common stock exceeds $22.50 for 10 consecutive trading days.

    391,200 warrants remain outstanding as of December 31, 2009.

NOTE 11 – SEGMENT INFORMATION

    The primary business of the Company is to acquire and develop land and water resources.  As a result, the Company’s financial results are reported in a single segment.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

    The Company leases equipment and office facilities under operating leases that expire through 2012.  Aggregate rental expense under all operating leases was approximately $375,000, $236,000, and $140,000 in the years ended December 31, 2009, 2008 and 2007, respectively.  At December 31, 2009, the future minimum rental commitments under existing non-cancelable operating leases are as follows:

Year	$000’s

2010	366
2011	212
2012	138

$716

    In the normal course of its agricultural operations, the Company handles, stores, transports and dispenses products identified as hazardous materials.  Regulatory agencies periodically conduct inspections and, currently, there are no pending claims with respect to hazardous materials.

    The Company entered into a Services and Exclusivity Agreement with Layne Christensen Company (“Layne”) on November 2, 2009.  The agreement provides that the Company will contract exclusively with Layne for certain water related services, including drilling of boreholes, drilling of monitoring wells, completion of test wells, completion of production wells, and completion of aquifer, storage and recovery wells.  In exchange for the Services and Exclusivity Agreement, Layne has agreed to forego $752,000 for work performed as of December 31, 2009.

    Alternatively, if (a) the Company elects by December 31, 2012, not to proceed with the Cadiz Project, then it will pay Layne 100% of the $752,000 balance due for work performed as of December 31, 2009, or (b) the Company elects by December 31, 2012, to proceed with the Cadiz Project and in its reasonable discretion decides not to use Layne as the exclusive provider of services for the well field the Company will pay Layne 125% of the $752,000 balance due for work performed as of December 31, 2009.

    As previously reported, the Company has a potential obligation to pay an amount of up to 1% of the net present value of the Cadiz Project in consideration of certain legal and advisory services to be provided to us.  This fee would be payable upon completion of binding agreements for at least 51% of the Cadiz Project’s annual capacity and receipt of all environmental approvals and permits necessary to start construction of the Cadiz Project.  A portion of this fee may be payable in stock.  Interim payments of $1.5 million, applicable to the final total, would be made upon the achievement of certain specified milestones.  $500 thousand of these interim payments was earned in June 2009 and paid as of December 31, 2009.  This arrangement may be terminated by either party upon 60 days notice, with any compensation earned but unpaid prior to termination payable following termination.

    The Company is involved in other legal and administrative proceedings and claims.  In the opinion of management, the ultimate outcome of each proceeding or all such proceedings combined will not have a material adverse impact on the Company's financial statements.

NOTE 13 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands except per share data)
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Revenues	$29	$19	$138	$622
Operating loss	(2,210)	(3,245)	(2,157)	(2,469)
Net loss applicable to common stock	(3,395)	(4,386)	(3,134)	(3,484)
Basic and diluted net loss per common share	$(0.27)	$(0.35)	$(0.25)	$(0.26)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Revenues	$17	$16	$247	$712
Operating loss	(4,008)	(2,641)	(2,381)	(2,571)
Net loss applicable to common stock	(4,979)	(3,698)	(3,486)	(3,746)
Basic and diluted net loss per common share	$(0.42)	$(0.31)	$(0.29)	$(0.30)

NOTE 14 – FAIR VALUE MEASUREMENTS

    The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009 and 2008, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	Investments at Fair Value as of December 31, 2009
(in thousands)	Level 1	Level 2	Level 3	Total

Certificates of Deposit	$6,400	$-	$-	$6,400

Total investments at fair value	$6,400	$-	$-	$6,400

	Investments at Fair Value as of December 31, 2008
(in thousands)	Level 1	Level 2	Level 3	Total

Certificates of Deposit	$4,500	$-	$-	$4,500

Total investments at fair value	$4,500	$-	$-	$4,500

NOTE 15 – SUBSEQUENT EVENT

    In January 2010, the Company granted 115,000 shares of common stock and options to purchase 387,500 shares of common stock to employees and consultants under the 2009 Equity Incentive Plan.

Cadiz Inc.

Schedule 1 - Valuation and Qualifying Accounts

For the years ended December 31, 2009, 2008 and 2007 ($ in thousands)

	Balance at	Additions Charged to			Balance
	Beginning	Costs and	Other		at End
Year ended December 31, 2009	of Period	Expenses	Accounts	Deductions	of Period

Tax valuation allowance	$46,400	$950	$-	$-	$47,350

Year ended December 31, 2008

Tax valuation allowance	$42,180	$4,220	$-	$-	$46,400

Year ended December 31, 2007

Tax valuation allowance	$34,201	$7,979	$-	$-	$42,180

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CADIZ INC.

By:	/s/ Keith Brackpool
Keith Brackpool,
Chairman and Chief Executive Officer

Date:	March 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name and Position	Date

/s/ Keith Brackpool	March 15, 2010
Keith Brackpool, Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Timothy J. Shaheen	March 15, 2010
Timothy J. Shaheen, Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Stephen J. Duffy	March 15, 2010
Stephen J. Duffy, Director

/s/ Geoffrey Grant	March 15, 2010
Geoffrey Grant, Director

/s/ Winston H. Hickox	March 15, 2010
Winston H. Hickox, Director

/s/ Murray H. Hutchison	March 15, 2010
Murray H. Hutchison, Director

/s/ Raymond J. Pacini	March 15, 2010
Raymond J. Pacini, Director

/s/ Stephen E. Courter	March 15, 2010
Stephen E. Courter, Director