Form 10-Q
period 2010-03-31
CADIZ INC
filed 2010-05-10
CIK 727273

United States
Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q
(Mark One)
[√]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2010

OR

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from.....to.....

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
Yes   √    No  ___
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ___ No ___
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
Yes___ No   √
As of May 3, 2010, the Registrant had 13,677,772 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.

Index

ii

Cadiz Inc.

Consolidated Statements of Operations (Unaudited)

	For the Three Months
	Ended March 31,
($ in thousands except per share data)	2010	2009

Revenues	$3	$29

Costs and expenses:
Cost of sales	-	101
General and administrative	4,077	2,052
Depreciation	99	86

Total costs and expenses	4,176	2,239

Operating loss	(4,173)	(2,210)

Other income (expense)
Interest expense, net	(1,033)	(1,184)

Loss before income taxes	(5,206)	(3,394)
Income tax provision	1	1

Net loss applicable to common stock	$(5,207)	$(3,395)

Basic and diluted net loss per common share	$(0.38)	$(0.27)

Basic and diluted weighted average shares outstanding	13,655	12,510

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
($ in thousands)	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$6,175	$8,878
Accounts receivable	98	175
Inventories	88	21
Prepaid expenses	442	341

Total current assets	6,803	9,415

Property, plant, equipment and water programs, net	36,819	36,613
Goodwill	3,813	3,813
Other assets	436	478

Total Assets	$47,871	$50,319

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$192	$499
Accrued liabilities	579	829
Current portion of long term debt	18	20

Total current liabilities	789	1,348

Long-term debt, net	37,685	36,665
Tax liability	338	321
Other long-term liabilities	923	752

Total Liabilities	39,735	39,086

Stockholders’ equity:
Common stock - $.01 par value; 70,000,000 shares authorized; shares issued and outstanding – 13,677,772 at
March 31, 2010 and 13,500,997 at December 31, 2009	137	135

Additional paid-in capital	278,857	276,749
Accumulated deficit	(270,858)	(265,651)
Total stockholders’ equity	8,136	11,233

Total Liabilities and Stockholders’ equity	$47,871	$50,319

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months
	Ended March 31,
($ in thousands except per share data)	2010	2009

Cash flows from operating activities:
Net loss Adjustments to reconcile net loss to	$(5,207)	$(3,395)
net cash used for operating activities:
Depreciation	99	86
Amortization of debt discount & issuance costs	380	685
Interest expense added to loan principal	655	516
Compensation charge for stock awards and share options	2,110	403
Changes in operating assets and liabilities:
Decrease in accounts receivable	77	27
Increase in inventories	(67)	(45)
Increase in prepaid expenses and other	(101)	(122)
Decrease in other assets	32	-
Decrease in accounts payable	(307)	(176)
Decrease in accrued liabilities	(32)	(53)
Increase in tax liability	17	27

Net cash used for operating activities	(2,344)	(2,047)

Cash flows from investing activities:
Proceeds from sale of short-term investments	-	1,500
Additions to property, plant and equipment	(352)	(57)

Net cash (used in) provided by investing activities	(352)	1,443

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	48
Principal payments on long-term debt	(7)	(2)

Net cash (used in) provided by financing activities	(7)	46

Net decrease in cash and cash equivalents	(2,703)	(558)

Cash and cash equivalents, beginning of period	8,878	2,014

Cash and cash equivalents, end of period	$6,175	$1,456

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statement of Stockholders' Equity (Unaudited)

($ in thousands except per share data)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of December 31, 2009	13,500,997	$135	$276,749	$(265,651)	$11,233

Stock awards	176,775	2	-	-	2

Stock based compensation expense	-	-	2,108	-	2,108

Net loss	-	-	-	(5,207)	(5,207)

Balance as of March 31, 2010	13,677,772	$137	$278,857	$(270,858)	$8,136

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Notes To The Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Financial Statements have been prepared by Cadiz Inc., sometimes referred to as “Cadiz” or “the Company”, without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2009.  The results of operations for the three months ended March 31, 2010, are not necessarily indicative of results for the entire fiscal year ending December 31, 2010.

Liquidity

The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $5.2 million for the three months ended March 31, 2010, and $3.4 million for the three months ended March 31, 2009.  The Company had working capital of $6.0 million at March 31, 2010, and used cash in operations of $2.3 million for the three months ended March 31, 2010, and $2.0 million for the three months ended March 31, 2009.  The first quarter cash requirements are typically seasonally higher than those required for the remaining quarters.  Currently, the Company's sole focus is the development of its land and water assets.

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

Short-Term Investments

The Company considers all short-term deposits with an original maturity greater than three months, but no greater than one year, to be short-term investments.  The Company had no short-term investments at March 31, 2010, and no short-term investments at December 31, 2009.

Supplemental Cash Flow Information

In March 2010, the Company recorded non-cash additions to fixed assets of $205,780, which were accrued at quarter-end, for the development of new wells at the Cadiz Project site.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board issued new guidance for interim disclosures about the fair value of financial instruments.  This new guidance requires disclosures beginning in the second quarter of 2009 about the fair value of all financial instruments, for which it is practicable to estimate that fair value, for interim and annual reporting periods.  Since this guidance impacts disclosure only, the adoption had no impact on the Company’s consolidated results of operations, financial position or cash flows.

In June 2009, the Financial Accounting Standards Board issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity (QSPE). This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company adopted this account guidance on January 1, 2010.  The adoption of this new accounting guidance had no impact the Company's financial position and results of operations.

In June 2009, the Financial Accounting Standards Board also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009.  The Company adopted this accounting guidance on January 1, 2010.  The adoption of this new accounting guidance had no impact the Company's financial position and results of operations.

In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (Codification). The Codification will become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification did not change GAAP and had no affect on our financial position, results of operations or liquidity.

NOTE 2 - PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

Property, plant, equipment and water programs consist of the following (in thousands):

	March 31	December 31,
	2010	2009

Land and land improvements	$23,334	$23,050
Water programs	14,274	14,274
Buildings	1,161	1,161
Leasehold improvements	570	570
Furniture and fixtures	441	421
Machinery and equipment	915	915
Construction in progress	45	44
	40,740	40,435

Less accumulated depreciation	(3,921)	(3,822)

	$36,819	$36,613

Depreciation expense totaled $99,000 for the three months ended March 31, 2010, and $86,000 for the three months ended March 31, 2009.

NOTE 3 – LONG-TERM DEBT

The carrying value of the Company's debt, before discount, approximates fair value, based on interest rates available to the Company for debt with similar terms.

 At March 31, 2010, and December 31, 2009, the carrying amount of the Company’s outstanding debt is summarized as follows (in thousands):

	March 31,	December 31,
	2010	2009

Zero coupon secured convertible term loan due June 29, 2013. Interest accruing at 5% per annum until June 29, 2009 and at 6% thereafter	$44,285	$43,632
Other loans	34	40
Debt discount, net of accumulated accretion	(6,616)	(6,987)
	37,703	36,685

Less current portion	18	20

	$37,685	$36,665

Pursuant to the Company’s loan agreements, annual maturities of long-term debt outstanding on March 31, 2010, are as follows:

12 Months Ending March 31,	(in thousands)

2011	18
2012	16
2013	-
2014	44,285
$44,319

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

The debt covenants associated with the loan were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At March 31, 2010, the Company was in compliance with its debt covenants.

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

NOTE 5 – STOCK-BASED COMPENSATION PLANS AND WARRANTS

The Company has issued options and has granted stock awards pursuant to its 2003 Management Equity Incentive Plan, 2007 Management Equity Incentive Plan, and 2009 Equity Incentive Plan.  The Company has also granted stock awards pursuant to its Outside Director Compensation Plan.

Stock Options Issued under the 2003, 2007 and 2009 Equity Incentive Plans

The 2003 Management Equity Incentive Plan provided for the granting of options for the purchase of up to 377,339 shares of common stock.  Options issued under the plan were granted during 2005 and 2006.  The options have a ten year term with vesting periods ranging from issuance date to 24 months.  Certain of these options have strike prices that were below the fair market value of the Company’s common stock on the date of grant.  365,000 options were granted under the plan during 2005, and the remaining 12,339 options were granted in 2006.  Of the total options issued under the 2003 Equity Incentive Plan, 12,339 and 40,000 were forfeited in August 2008 and February 2009, respectively, and 315,000 remained outstanding as of March 31, 2010.

Under the 2007 Equity Incentive Plan, a total of 17,661 options were granted by the Company.  The options have strike prices that are at or slightly above the fair market value of the Company’s common stock on the date that the grants became effective.  The options have a ten year term with vesting periods ranging from issuance date to 16 months.  Unexercised options to purchase 7,661 shares were forfeited in August 2008. Of the total options issued under the 2007 Equity Incentive Plan, 10,000 remained outstanding as of March 31, 2010.

Previously recognized expenses of $66,000 related to the unvested portion of awards forfeited under both of the above plans was credited against stock based compensation expense in 2008.

Under the 2009 Equity Incentive Plan, the Company granted options to purchase 387,500 common shares at a price of $11.50 per share on January 14, 2010, and options to purchase 15,000 common shares at a price of $11.75 per share on February 18, 2010.  The options have strike prices that are at or slightly above the fair market value of the Company’s common stock on the date that the grants became effective.  The options have a ten year term with vesting periods ranging from issuance date to 24 months, and all remained outstanding as of March 31, 2010.

All options that have been issued under the above plans have been issued to officers, employees and consultants of the Company.  In total, options to purchase 727,500 shares were unexercised and outstanding on March 31, 2010, under the three equity incentive plans.

The Company recognized stock option related compensation costs of $1,198,000 and $0 in the three months ended March 31, 2010 and 2009, respectively.  On March 31, 2010, there was $1,425,000 of unamortized compensation expense relating to option awards.  This unamortized compensation expense is expected to be recognized through February 2012.  No options were exercised during the three months ended March 31, 2010.

Stock Awards to Directors, Officers, and Consultants

The Company has granted stock awards pursuant to its 2007 Management Equity Incentive Plan, 2009 Equity Incentive Plan and Outside Director Compensation Plan.

Of the total 1,050,000 shares reserved under the 2007 Management Equity Incentive Plan, a grant of 950,000 shares became effective on July 25, 2007.  The grant consisted of two separate awards.

-	A 150,000 share award, that vested in three equal installments on January 1, 2008, January 1, 2009, and January 1, 2010. 150,000 shares have been issued pursuant to this award as of January 2010; and

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

Of the remaining 100,000 shares reserved under the 2007 Management Equity Incentive Plan, 10,000 were issued as options as described above and 90,000 were issued as shares that vested in May 2009.

Of the total 850,000 shares reserved under the 2009 Equity Incentive Plan, a grant of 115,000 restricted shares of common stock became effective on January 14, 2010.  The recipients of these restricted shares have a contractual agreement not to sell any of these shares for a period of three years following the effective date.  Of the remaining 735,000 shares reserved under the 2009 Equity Incentive Plan, 402,500 were issued as options as described above and 332,500 are available for future distribution.

Under the Outside Director Compensation Plan, 4,285 shares were awarded for service in the plan year ended June 30, 2006, and were issued on January 31, 2007.  A 4,599 share grant for service during the plan year ended June 30, 2007, was awarded on that date, and the grant vested on January 31, 2008.  7,026 shares awarded for services rendered in the plan year ended June 30, 2008, vested and were issued on January 31, 2009.  An 11,775 share grant for service during the plan year ended June 30, 2009, was awarded on that date, and the grant vested on January 31, 2010.

The compensation cost of stock grants without market conditions is measured at the fair market value of the Company’s stock on the date of grant.  The fair value of the two 2007 Management Equity Incentive Plan awards with market conditions was calculated using a lattice model with the following weighted average assumptions:

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

The accompanying consolidated financial statements include $912,000 of stock based compensation expense related to stock based awards in the three months ended March 31, 2010, and $402,000 in the three months ended March 31, 2009.  On March 31, 2010, there was $360,000 of unamortized compensation expense relating to stock awards.

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

A private placement was completed by the Company in November and December of 2008 of 165,000 Units at the price of $31.50 per unit for proceeds of $5,197,500.  Each Unit consists of three (3) shares of the Company’s common stock and two (2) common stock purchase warrants.  The first warrant entitled the holder to purchase one (1) share of common stock at an exercise price of $12.50 per share.  On November 17, 2009, the exercise price of this Callable Warrant was temporarily reduced to $10.50 per share.  In response, holders of 162,849 warrants exercised their warrants, resulting in our issuance of 162,849 shares of common stock with net proceeds of $1,709,915.  The remaining 2,151 warrants were cancelled.  The second warrant entitles the holder to purchase one (1) share of common stock at an exercise price of $12.50 per share.  This warrant has a term of three years and is not callable by the Company.  165,000 warrants from this placement remain outstanding on March 31, 2010.

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

NOTE 6 – INCOME TAXES

As of March 31, 2010, the Company had net operating loss (“NOL”) carryforwards of approximately $104 million for federal income tax purposes and $54 million for California state income tax purposes.  Such carryforwards expire in varying amounts through the year 2030.  Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

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

As of March 31, 2010, the Company possessed unrecognized tax benefits totaling approximately $3.3 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.  Additionally, as of that date the Company had approximately $315,000 that was previously accrued for state taxes, interest and penalties related to income tax positions in prior returns.  Income tax penalties and interest are classified as general and administrative expenses.  The Company was not subject to any income tax penalties and interest during the three months ended March 31, 2010.

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

NOTE 7 – NET LOSS PER COMMON SHARE

Basic earnings per share (EPS) is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any, by the weighted-average common shares outstanding.  Options, deferred stock units, warrants and convertible debt were not considered in the computation of diluted EPS because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 2,599,000 and 2,649,000 for the three months ended March 31, 2010 and 2009, respectively.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the following discussion contains trend analysis and other forward-looking statements.  Forward-looking statements can be identified by the use of words such as "intends", "anticipates", "believes", "estimates", "projects", "forecasts", "expects", "plans" and "proposes".  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements.  These include, among others, our ability to maximize value from our Cadiz, California land and water resources; and our ability to obtain new financings as needed to meet our ongoing working capital needs.  See additional discussion under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

Our operations and working capital requirements relate primarily to our water, agricultural, and renewable energy development activities.

Our primary asset consists of 45,000 acres of land in three areas of eastern San Bernardino County, California.  These three properties are located in proximity to the Colorado River and the Colorado River Aqueduct, the major source of imported water for Southern California.

With virtually all of this land underlain with high-quality, naturally-recharging groundwater resources, we are engaged in projects that provide sustainable solutions, including underground water storage and supply, organic agriculture and solar energy production, that meet Southern California’s growing resource needs.

The value of our land and water assets derives primarily from a combination of continued population growth and an increasing pressure on water and energy supplies in California.  California is presently facing a dire water crisis.  Despite an average rainfall this year, ongoing environmental and infrastructure issues with the State’s water supplies continue to limit deliveries to California water providers.  Water agencies throughout California have maintained mandatory rationing programs in 2010 for a second year in an effort to meet deman

Through a series of policy initiatives, the State of California and the United States government have also issued compelling calls for increased renewable energy production in order to meet future national energy needs. This includes California’s mandate to acquire 33% of the state’s electricity from renewable sources by 2020.

As a result of these developments in the water and energy sectors, we believe that a competitive advantage exists for companies that can provide high-quality, reliable, and affordable water to major population centers as well as for companies that can site renewable energy facilities.

Our objective is to realize the highest and best use for our assets in an environmentally responsible way.  We believe this can best be achieved through a combination of underground water storage and supply projects, the production of renewable energy, and sustainable agricultural development.

Water Resource Development

In 1993, we secured permits for up to 9,600 acres of agricultural development in the Cadiz Valley and the withdrawal of more than 1 million acre-feet of groundwater from the underlying aquifer system.  Once the agricultural development was underway, we also established that the location, geology and hydrology of this property is uniquely suited for both agricultural development and the development of an aquifer storage and recovery project to augment the water supplies available to Southern California. The advantages of underground aquifer water storage relative to other water supply project such as surface reservoirs include minimal environmental impacts, low capital investment, and minimal loss of supplies to evaporation.

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

 In June 2009, we executed Letters of Intent (”LOI”) with five Southern California water providers, including Golden State Water Company, the City of Anaheim and Western Municipal Water District.  As part of the LOIs, Cadiz and the water providers will develop a cost-sharing agreement, finalize terms of pricing, design and capital allocation and work towards implementation of the Project.  These providers serve more than three million customers in California’s San Bernardino, Riverside, Los Angeles, Orange and Ventura Counties.   We expect to add additional participants for other aspects of the project as the environmental review proceeds.

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

With the hydrological studies complete, we will now proceed with the environmental review and permitting phase of the Project.

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

Permanent crops currently in production include 160 acres of vineyards of certified-organic, dried-on-the-vine raisins and 300 acres of lemons.  Both of these crops are farmed using sustainable agricultural practices.  Additionally, we entered into an agreement in 2009 with a third party to develop up to another 500 acres of lemons, 40 acres of which were planted in March 2010.

Other Development Opportunities

           In addition to the development projects described above, we believe that our landholdings are suitable for other types of development, including solar energy production.  Both federal and state initiatives support alternative energy facilities to reduce greenhouse gas emissions and the consumption of imported fossil fuels. The location, topography, and proximity of our properties to existing utility corridors make them well-suited for solar energy generation. An additional advantage we can offer is the availability of the water supply needed by solar thermal power plant designs. We are presently in discussions with energy companies interested in utilizing our landholdings for various types of solar energy development.

Over the longer term, we believe that the population of Southern California, Nevada, and Arizona will continue to grow, and that, in time, the economics of commercial and residential development of our properties will become attractive.

We remain committed to the ongoing sustainable use of our land and water assets and we continue to explore all opportunities for sustainable development of these assets.  We cannot predict with certainty which of these various opportunities will ultimately be utilized.

Results of Operations

Three Months Ended March 31, 2010, Compared to Three Months Ended March 31, 2009

We have not received significant revenues from our water resource activity to date.  As a result, we have historically incurred a net loss from operations.  We had revenues of $3 thousand for the three months ended March 31, 2010, and $29 thousand for the three months ended March 31, 2009.  We incurred a net loss of $5.2 million in the three months ended March 31, 2010, compared with a $3.4 million net loss during the three months ended March 31, 2009.  The higher 2010 loss was primarily due to higher stock and option based compensation related to shares and options issued under the 2009 Equity Incentive Plan.

Our primary expenses are our ongoing overhead costs (i.e. general and administrative expense) and our interest expense.  We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

Revenues  Cadiz had revenues of $3 thousand for the three months ended March 31, 2010, and $29 thousand for the three months ended March 31, 2009.  The decrease in revenue in 2010 was primarily due to a shorter 2009-2010 lemon harvest season in comparison to the 2008-2009 lemon harvest season.

Cost of Sales  Cost of sales totaled $0 during the three months ended March 31, 2010, and $101 thousand during the three months ended March 31, 2009.  The higher cost of sales for the three months ended March 31, 2009, related largely to a reduction in the carrying cost of the 2008 raisin inventory.

General and Administrative Expenses General and administrative expenses during the three months ended March 31, 2010, totaled $4.1 million compared to $2.1 million for the three months ended March 31, 2009.  Non-cash compensation costs for stock and option awards are included in General and Administrative Expenses.

Compensation costs from stock and option awards for the three months ended March 31, 2010, were $2.1 million, compared with $402 thousand for the three months ended March 31, 2009.  The expense reflects the vesting schedules of the stock and option awards under the 2007 and 2009 equity incentive plans.  Of these amounts, $120 thousand in 2010 and $289 thousand in 2009 relate to Milestone-Based Deferred Stock, none of which were ultimately issued. Shares and options issued under the Plans vest over varying periods from the date of issue to January 2012.  See Notes to the Consolidated Financial Statements: Note 5 – Stock Based Compensation Plans and Warrants.

Other General and Administrative Expenses, exclusive of stock based compensation costs, totaled $2.0 million in the three months ended March 31, 2010, compared with $1.7 million for the three months ended March 31, 2009.  The increase in expenses is primarily due to additional technical work related to the Cadiz Project in 2010.

Depreciation Depreciation expense totaled $99 thousand for the three months ended March 31, 2010, and $86 thousand for the three months ended March 31, 2009.

Interest Expense, net  Net interest expense totaled $1.0 million during the three months ended March 31, 2010, compared to $1.2 million during the same period in 2009.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Interest on outstanding debt	$655	$516
Amortization of financing costs	10	22
Amortization of debt discount	370	663
Interest income	(2)	(17)

	$1,033	$1,184

The decrease in net interest expense is primarily due to the amortization of the debt discount related to the senior secured convertible term loan, and is partially offset by the increase in interest on the term loan due to the interest rate increase from 5% to 6% per annum in the prior period.  2010 interest income decreased from $17 thousand in 2009 to $2 thousand in 2010 due to lower short-term interest rates.   See Notes to the Consolidated Financial Statements: Note 3 – Long-term Debt.

Income Taxes  Income tax expense for each of the three months ended March 31, 2010 and 2009 was $1 thousand.  See Notes to the Consolidated Financial Statements: Note 6 – Income Taxes.

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

The debt covenants associated with the loan were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At March 31, 2010, we were in compliance with our debt covenants.

We completed a private placement in November and December of 2008 involving an issuance of 165,000 Units at the price of $31.50 per unit for proceeds of $5,197,500.  Each Unit consists of three (3) shares of our common stock and two (2) common stock purchase warrants.  The first warrant entitled the holder to purchase one (1) share of common stock at an exercise price of $12.50 per share.  On November 17, 2009, the exercise price of this Callable Warrant was temporarily reduced to $10.50 per share.  In response, holders of 162,849 warrants exercised their warrants, resulting in our issuance of 162,849 shares of common stock with net proceeds of $1,709,915.  The remaining 2,151 warrants were cancelled.  The second warrant entitles the holder to purchase one (1) share of common stock at an exercise price of $12.50 per share.  This warrant has a term of three years and is not callable by us.

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

At March 31, 2010, we had no outstanding credit facilities other than the Convertible Term Loan.

Cash Used for Operating Activities.  Cash used for operating activities totaled $2.3 million and $2.0 million for the three months ended March 31, 2010 and 2009, respectively.  The first quarter cash requirements are typically seasonally higher than those required for the remaining quarters.  The cash was primarily used to fund general and administrative expenses related to the Company’s resource development efforts.

Cash Used for (Provided by) Investing Activities.  Cash used for investing activities in the three months ended March 31, 2010, was $352 thousand, compared with $1.4 million of cash provided by investing activities during the same period in 2009.   The 2009 period included $1.5 million of short term deposits that matured, which were not considered cash equivalents.

Cash Used for (Provided by) Financing Activities.  Cash used for financing activities was $7 thousand during the three months ended March 31, 2010, compared with $46 thousand of cash provided by financing activities during the prior year period.

Outlook

Short Term Outlook.  The $8.8 million of proceeds from our 2009 private placement, and the sale of common shares pursuant to the exercise of certain warrants in 2009, provide us with sufficient funds to meet our expected working capital needs through the next 12 months. Based on our current and anticipated usage of cash resources, we will continue to require additional working capital to meet our cash resource needs until such time as our asset development programs produce revenues.   If we are unable to generate this from our current development activities, than we will need to seek additional debt or equity financing in the capital markets.  We expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities.  See "Long Term Outlook", below.  No assurances can be given, however, as to the availability or terms of any new financing.

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

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements – Description of Business and Summary of Significant Accounting Policies.

Certain Known Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	After 5 years
(in thousands)
Long term debt obligations	$44,319	$18	$16	$44,285	$-
Interest Expense	9,599	1	-	9,598	-
Operating leases	625	352	273	-	-
	$54,543	$371	$289	$53,883	$-

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

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2010, all of our indebtedness bore interest at fixed rates; therefore, we are not exposed to market risk from changes in interest rates on long-term debt obligations.

ITEM 4.     Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chairman and Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to our Board of Directors.  Based on their evaluation as of March 31, 2010, our Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

ITEM 1A.   Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.     Defaults Upon Senior Securities
Not applicable.

ITEM 4.     (Removed and Reserved)

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

Cadiz Inc.

By:	/s/ Keith Brackpool	May 10, 2010
	Keith Brackpool	Date
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Timothy J. Shaheen	May 10, 2010
	Timothy J. Shaheen	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)