Form 10-Q
period 2010-06-30
CADIZ INC
filed 2010-08-06
CIK 727273

United States
Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[√]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2010

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
Yes___ No   √

As of August 2, 2010 the Registrant had 13,677,772 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.

Index

i

Cadiz Inc.

Consolidated Statements of Operations (Unaudited)
	For the Three Months
	Ended June 30,
($ in thousands except per share data)	2010	2009

Revenues	$4	$19

Costs and expenses:
Cost of sales	-	-
General and administrative	2,015	3,179
Depreciation	83	85

Total costs and expenses	2,098	3,264

Operating loss	(2,094)	(3,245)

Other expense
Interest expense, net	(1,049)	(1,140)

Loss before income taxes	(3,143)	(4,385)
Income tax provision	1	1

Net loss applicable to common stock	$(3,144)	$(4,386)

Basic and diluted net loss per common share	$(0.23)	$(0.35)

Basic and diluted weighted average shares outstanding	13,678	12,600

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Operations (Unaudited)

	For the Six Months
	Ended June 30,
($ in thousands except per share data)	2010	2009

Revenues	$7	$48

Costs and expenses:
Cost of sales	-	101
General and administrative	6,092	5,231
Depreciation	182	171

Total costs and expenses	6,274	5,503

Operating loss	(6,267)	(5,455)

Other expense
Interest expense, net	(2,082)	(2,324)

Loss before income taxes	(8,349)	(7,779)
Income tax provision	2	2

Net loss applicable to common stock	$(8,351)	$(7,781)

Basic and diluted net loss per common share	$(0.61)	$(0.62)

Basic and diluted weighted average shares outstanding	13,667	12,528

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Balance Sheet

	June 30,	December 31,
($ in thousands)	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$4,621	$8,878
Accounts receivable	45	175
Inventories	270	21
Prepaid expenses	327	341

Total current assets	5,263	9,415

Property, plant, equipment and water programs, net	36,764	36,613
Goodwill	3,813	3,813
Other assets	427	478

Total Assets	$46,267	$50,319

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$117	$499
Accrued liabilities	613	829
Current portion of long term debt	16	20

Total current liabilities	746	1,348

Long-term debt, net	38,722	36,665
Tax liability	321	321
Other long-term liabilities	923	752

Total Liabilities	40,712	39,086

Stockholders’ equity:
Common stock - $.01 par value; 70,000,000 shares
authorized; shares issued and outstanding – 13,677,772 at
June 30, 2010 and 13,500,997 at December 31, 2009	137	135
Additional paid-in capital	279,420	276,749
Accumulated deficit	(274,002)	(265,651)
Total stockholders’ equity	5,555	11,233

Total Liabilities and Stockholders’ equity	$46,267	$50,319

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months
	Ended June 30,
($ in thousands except per share data)	2010	2009

Cash flows from operating activities:
Net loss Adjustments to reconcile net loss to	$(8,351)	(7,781)
net cash used for operating activities:
Depreciation	182	171
Amortization of debt discount & issuance costs	759	1,307
Interest expense added to loan principal	1,327	1,047
Compensation charge for stock awards and share options	2,673	1,392
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	130	(4)
Increase in inventories	(249)	(196)
Decrease in prepaid expenses and other	14	39
Decrease in other assets	32	-
Decrease in accounts payable	(382)	(225)
Increase in accrued liabilities	34	432
Net cash used for operating activities	(3,831)	(3,818)

Cash flows from investing activities:
Proceeds from sale of short-term investments	-	3,000
Additions to property, plant and equipment	(412)	(67)

Net cash (used in) provided by investing activities	(412)	2,933

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	47
Principal payments on long-term debt	(14)	(9)

Net cash (used in) provided by financing activities	(14)	38

Net decrease in cash and cash equivalents	(4,257)	(847)

Cash and cash equivalents, beginning of period	8,878	2,014

Cash and cash equivalents, end of period	$4,621	$1,167

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statement of Stockholders' Equity (Unaudited)

($ in thousands except per share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of December 31, 2009	13,500,997	$135	$276,749	$(265,651)	$11,233

Stock awards	176,775	2	-	-	2

Stock based compensation expense	-	-	2,671	-	2,671

Net loss	-	-	-	(8,351)	(8,351)

Balance as of June 30, 2010	13,677,772	$137	$279,420	$(274,002)	$5,555

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2009.  The results of operations for the six months ended June 30, 2010, are not necessarily indicative of results for the entire fiscal year ending December 31, 2010.

Liquidity

The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $8.4 million for the six months ended June 30, 2010, and $7.8 million for the six months ended June 30, 2009.  The Company had working capital of $4.5 million at June 30, 2010, and used cash in operations of $3.8 million for the six months ended June 30, 2010, and $3.8 million for the six months ended June 30, 2009.  Working capital requirements are seasonally less in the second half of the year as proceeds from the Company’s agricultural operations are realized.  Currently, the Company's sole focus is the development of its land and water assets.

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

Short-Term Investments

The Company considers all short-term deposits with an original maturity greater than three months, but no greater than one year, to be short-term investments.  The Company had no short-term investments at June 30, 2010, and no short-term investments at December 31, 2009.

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

In June 2009, the Financial Accounting Standards Board issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity (QSPE). This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company adopted this account guidance on January 1, 2010.  The adoption of this new accounting guidance had no impact to the Company's financial position or results of operations.

In June 2009, the Financial Accounting Standards Board also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009.  The Company adopted this accounting guidance on January 1, 2010.  The adoption of this new accounting guidance had no impact to the Company's financial position or results of operations.

In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (Codification). The Codification will become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification did not change Generally Accepted Accounting Principles and had no affect on our financial position, results of operations or cash flows.

NOTE 2 - PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

Property, plant, equipment and water programs consist of the following (in thousands):

	June 30	December 31,
	2010	2009

Land and land improvements	$23,334	$23,050
Water programs	14,274	14,274
Buildings	1,161	1,161
Leasehold improvements	570	570
Furniture and fixtures	441	421
Machinery and equipment	924	915
Construction in progress	64	44
	40,768	40,435

Less accumulated depreciation	(4,004)	(3,822)

	$36,764	$36,613

Depreciation expense totaled $83,000 for the three months ended June 30, 2010, and $85,000 for the three months ended June 30, 2009.  Depreciation expense totaled $182,000 and $171,000 for the six months ended June 30, 2010 and 2009, respectively.

NOTE 3 – LONG-TERM DEBT

The carrying value of the Company's debt, before discount, approximates fair value, based on interest rates available to the Company for debt with similar terms.

 At June 30, 2010, and December 31, 2009, the carrying amount of the Company’s outstanding debt is summarized as follows (in thousands):

	June 30,	December 31,
	2010	2009

Zero coupon secured convertible term loan due June 29, 2013. Interest accruing at 5% per annum until June 29, 2009 and at 6% thereafter	$44,958	$43,632
Other loans	28	40
Debt discount, net of accumulated accretion	(6,248)	(6,987)
	38,738	36,685

Less current portion	16	20

	$38,722	$36,665

Pursuant to the Company’s loan agreements, annual maturities of long-term debt outstanding on June 30, 2010, are as follows:

12 Months Ending June 30,	(in thousands)

2011	16
2012	12
2013	44,958
$44,986

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

The debt covenants associated with the loan were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At June 30, 2010, the Company was in compliance with its debt covenants.

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

Stock Options Issued under the 2003, 2007 and 2009 Equity Incentive Plans

The 2003 Management Equity Incentive Plan provided for the granting of options for the purchase of up to 377,339 shares of common stock.  Options issued under the plan were granted during 2005 and 2006.  The options have a ten year term with vesting periods ranging from issuance date to 24 months.  Certain of these options have strike prices that were below the fair market value of the Company’s common stock on the date of grant.  365,000 options were granted under the plan during 2005, and the remaining 12,339 options were granted in 2006.  Of the total options issued under the 2003 Equity Incentive Plan, 12,339 and 40,000 were forfeited in August 2008 and February 2009, respectively, and 315,000 remained outstanding as of June 30, 2010.

Under the 2007 Equity Incentive Plan, a total of 17,661 options were granted by the Company.  The options have strike prices that are at or slightly above the fair market value of the Company’s common stock on the date that the grants became effective.  The options have a ten year term with vesting periods ranging from issuance date to 16 months.  Unexercised options to purchase 7,661 shares were forfeited in August 2008. Of the total options issued under the 2007 Equity Incentive Plan, 10,000 remained outstanding as of June 30, 2010.

Previously recognized expenses of $66,000 related to the unvested portion of awards forfeited under both of the above plans was credited against stock based compensation expense in 2008.

Under the 2009 Equity Incentive Plan, the Company granted options to purchase 387,500 common shares at a price of $11.50 per share on January 14, 2010, and options to purchase 15,000 common shares at a price of $11.75 per share on February 18, 2010.  The options have strike prices that are at or slightly above the fair market value of the Company’s common stock on the date that the grants became effective.  The options have a ten year term with vesting periods ranging from issuance date to 24 months, and all remained outstanding as of June 30, 2010.

All options that have been issued under the above plans have been issued to officers, employees and consultants of the Company.  In total, options to purchase 727,500 shares were unexercised and outstanding on June 30, 2010, under the three equity incentive plans.

The Company recognized stock option related compensation costs of $1,525,000 and $0 in the six months ended June 30, 2010 and 2009, respectively.  On June 30, 2010, there was $1,097,000 of unamortized compensation expense relating to option awards.  This unamortized compensation expense is expected to be recognized through February 2012.  No options were exercised during the six months ended June 30, 2010.

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
Under the Outside Director Compensation Plan, 37,267 shares have been awarded for the plan years ended June 30, 2006, through June 30, 2010.  Of the 37,267 shares awarded, 27,685 shares have vested and been issued.  The remaining 9,582 shares will vest on January 31, 2011.

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

The accompanying consolidated financial statements include $1,148,000 of stock based compensation expense related to stock based awards in the six months ended June 30, 2010, and $1,391,000 in the six months ended June 30, 2009.  On June 30, 2010, there was $240,000 of unamortized compensation expense relating to stock awards.

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

A private placement was completed by the Company in November and December of 2008 of 165,000 Units at the price of $31.50 per unit for proceeds of $5,197,500.  Each Unit consists of three (3) shares of the Company’s common stock and two (2) common stock purchase warrants.  The first warrant entitled the holder to purchase one (1) share of common stock at an exercise price of $12.50 per share.  On November 17, 2009, the exercise price of this Callable Warrant was temporarily reduced to $10.50 per share.  In response, holders of 162,849 warrants exercised their warrants, resulting in our issuance of 162,849 shares of common stock with net proceeds of $1,709,915.  The remaining 2,151 warrants were cancelled.  The second warrant entitles the holder to purchase one (1) share of common stock at an exercise price of $12.50 per share.  This warrant has a term of three years and is not callable by the Company.  165,000 warrants from this placement remain outstanding on June 30, 2010.

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

NOTE 6 – INCOME TAXES

As of June 30, 2010, the Company had net operating loss (“NOL”) carryforwards of approximately $106 million for federal income tax purposes and $56 million for California state income tax purposes.  Such carryforwards expire in varying amounts through the year 2030.  Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

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

As of June 30, 2010, the Company possessed unrecognized tax benefits totaling approximately $3.3 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.  Additionally, as of that date the Company had approximately $321,000 that was previously accrued for state taxes, interest and penalties related to income tax positions in prior returns.  Income tax penalties and interest are classified as general and administrative expenses.  The Company was not subject to any income tax penalties or interest during the six months ended June 30, 2010.

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

NOTE 7 – NET LOSS PER COMMON SHARE

Basic earnings per share (EPS) is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any, by the weighted-average common shares outstanding.  Options, deferred stock units, warrants and convertible debt were not considered in the computation of diluted EPS because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 2,643,000 and 2,446,000 for the six months ended June 30, 2010 and 2009, respectively.

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

With virtually all of this land underlain with high-quality, naturally-recharging groundwater resources, we are engaged in projects that provide sustainable solutions, including underground water storage and supply, organic agriculture and solar energy production projects that can meet Southern California’s growing resource needs.

The value of our land and water assets derives primarily from a combination of continued population growth and an increasing pressure on water and energy supplies in Southern California.  California is presently facing significant challenges in meeting its water supply needs as a result of environmental and regulatory restrictions on the State’s primary supplies.  Despite experiencing above-average rainfall this past winter, ongoing environmental restrictions and regulatory issues affecting the State’s water supplies and infrastructure have forced water providers to continue to limit water deliveries to their customers.  Indeed, water agencies throughout California have maintained mandatory rationing programs in 2010 for the second year in a row in order to meet demand.

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

Water Resource Development

        In 1993, we secured permits for up to 9,600 acres of agricultural development in the Cadiz Valley and the withdrawal of more than 1 million acre-feet of groundwater from the underlying aquifer system.  Once the agricultural development was underway, we also established that the location, geology and hydrology of this property is uniquely suited for the development of an underground water storage and supply project to augment the water supplies available to Southern California water providers. Since that time we have pursued the development of a water storage and supply project with Southern California water providers.

        The advantages of underground water storage and supply projects relative to surface reservoirs, include minimal environmental impacts, low capital investment, and minimal loss of supplies to evaporation. In general, several elements are needed to complete such a project: (1) federal and state environmental permits; (2) a pipeline right of way from the Colorado River Aqueduct to the Project area; (3) a storage and supply agreement with one or more public water agencies or private water utilities; and (4) construction and working capital financing.

In September 2008, we secured a right-of-way for the Project’s water conveyance pipeline by entering into a lease agreement with the Arizona & California Railroad Company.  The agreement allows for the use of a portion of the railroad’s right-of-way for the Project’s water conveyance pipeline for a period up to 99 years.

In May 2009, we entered into a Memorandum of Understanding with the Natural Heritage Institute (“NHI”) a leading global environmental organization committed to protecting aquatic ecosystems to assist with our efforts to sustainably manage the development of our Cadiz Valley property.  As part of this “Green Compact,” we will follow stringent plans for groundwater management and habitat conservation and create a groundwater management plan for the Project.

In June 2009, we executed Letters of Intent (”LOI”) with five Southern California water providers, interested in participating in the Water Project.  As part of the LOIs, Cadiz and the water providers agreed to develop a cost-sharing agreement for the environmental review period, finalize terms of water supply pricing, project design and capital allocation and work towards Project implementation.

In February 2010, we released new details of a comprehensive year-long study conducted by internationally recognized environmental consulting firm CH2M Hill that measured the vast scale and recharge rate of the aquifer system at the Project area.  Utilizing new models produced by the U.S. Geological Survey in 2006 and 2008, the study estimated the total groundwater in storage in the aquifer system to be between 17 and 34 million acre-feet, a quantity on par with Lake Mead, the nation’s largest surface reservoir.  The study also identified a renewable annual supply of native groundwater in the aquifer system currently being lost to evaporation.  CH2M Hill’s findings, which were peer reviewed by leading groundwater experts, confirmed that the aquifer system could sustainably support the Water Project.

In June 2010, we entered into option and environmental cost sharing agreements with three water providers, Golden State Water Company (a wholly-owned subsidiary of American States Water [NYSE: AWR]), Three Valleys Municipal Water District, and Santa Margarita Water District.  All three water providers, which serve more than one million customers in cities throughout California’s San Bernardino, Riverside, Los Angeles, Orange and Ventura Counties, had signed LOIs in June 2009.

Under the terms of the option agreements, upon completion of the Project’s California Environmental Quality Act (“CEQA”) environmental review, each agency will have the right to acquire an annual supply of 5,000 acre-feet of water at a pre-determined formula competitive with their incremental cost of new water.  Santa Margarita also was given the option to purchase an additional 10,000 acre-feet of water per year.  In addition, the agencies have options to acquire storage rights in the Project to allow them to manage their supplies to complement their other water resources.

As part of the environmental cost sharing agreements, all three providers have also committed funds to the CEQA process and therefore will share in the costs of the environmental review.  Santa Margarita has agreed to serve as lead agency for the CEQA review process.  The option agreements had no impact to our operations, financial position, or cash flows for the three months ended June 30, 2010.

The Company is also working with additional water providers interested in acquiring rights to the remaining annual supply expected to be conserved by the Project and is in discussions with third parties regarding the storage aspect of the Project.

Agricultural Development

Within the Cadiz Valley property, 9,600 acres have been zoned for agriculture.  The infrastructure includes seven wells that are interconnected within this acreage, with total annual production capacity of approximately 13,000 acre-feet of water.  Additionally, there are housing and kitchen facilities that support up to 300 employees.  The underlying groundwater, fertile soil, and desert temperatures are well suited for a wide variety of fruits and vegetables.

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

Results of Operations

Three Months Ended June 30, 2010, Compared to Three Months Ended June 30, 2009

We have not received significant revenues from our water resource activity to date.  As a result, we have historically incurred a net loss from operations.  We had revenues of $4 thousand for the three months ended June 30, 2010, and $19 thousand for the three months ended June 30, 2009.  We incurred a net loss of $3.1 million in the three months ended June 30, 2010, compared with a $4.4 million net loss during the three months ended June 30, 2009.  The higher 2009 loss was primarily due to higher stock based compensation costs related to shares issued under the 2007 Management Equity Incentive Plan and a stock based incentive fee earned for certain legal and advisory services upon completion of milestones associated with the Cadiz Project.

Our primary expenses are our ongoing overhead costs (i.e. general and administrative expense) and our interest expense.  We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

Revenues  Cadiz had revenues of $4 thousand for the three months ended June 30, 2010, and $19 thousand for the three months ended June 30, 2009.  The decrease in revenue in 2010 was primarily due to a shorter 2009-2010 lemon harvest season in comparison to the 2008-2009 lemon harvest season.

Cost of Sales  Cost of sales totaled $0 during each of the three months ended June 30, 2010 and 2009.

General and Administrative Expenses General and administrative expenses during the three months ended June 30, 2010, totaled $2.0 million compared to $3.2 million for the three months ended June 30, 2009.  Non-cash compensation costs for stock and option awards are included in General and Administrative Expenses.

Compensation costs from stock and option awards for the three months ended June 30, 2010, were $563 thousand, compared with $990 thousand for the three months ended June 30, 2009.  The expense reflects the vesting schedules of the stock and option awards under the 2007 and 2009 equity incentive plans.  Of these amounts, $120 thousand in 2010 and $289 thousand in 2009 relate to Milestone-Based Deferred Stock, none of which were ultimately issued. Shares and options issued under the Plans vest over varying periods from the date of issue to January 2012.  See Notes to the Consolidated Financial Statements: Note 5 – Stock Based Compensation Plans and Warrants.

Other General and Administrative Expenses, exclusive of stock based compensation costs, totaled $1.5 million for the three months ended June 30, 2010, compared with $2.2 million for the three months ended June 30, 2009.  The higher 2009 expenses were primarily due to a stock based incentive fee earned for certain legal and advisory services upon completion of milestones associated with the Cadiz Project.

Depreciation Depreciation expense totaled $83 thousand for the three months ended June 30, 2010, and $85 thousand for the three months ended June 30, 2009.

Interest Expense, net  Net interest expense totaled $1.0 million during the three months ended June 30, 2010, compared to $1.1 million during the same period in 2009.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	June 30,
	2010	2009

Interest on outstanding debt	$672	$531
Amortization of financing costs	9	17
Amortization of debt discount	370	605
Interest income	(2)	(13)

	$1,049	$1,140

The decrease in net interest expense is primarily due to the amortization of the debt discount related to the senior secured convertible term loan, and is partially offset by the increase in interest on the term loan due to the interest rate increase from 5% to 6% per annum from the prior period.  2010 interest income decreased from $13 thousand in 2009 to $2 thousand in 2010 due to a combination of lower short-term interest rates and lower average short-term investment balances.   See Notes to the Consolidated Financial Statements: Note 3 – Long-term Debt.

Income Taxes  Income tax expense for each of the three months ended June 30, 2010 and 2009 was $1 thousand.  See Notes to the Consolidated Financial Statements: Note 6 – Income Taxes.

Six Months Ended June 30, 2010, Compared to Six Months Ended June 30, 2009

We had revenues of $7 thousand for the six months ended June 30, 2010, and $48 thousand for the six months ended June 30, 2009.  We incurred a net loss of $8.4 million in the six months ended June 30, 2010, compared with a $7.8 million net loss during the six months ended June 30, 2009.  The higher 2010 loss was primarily due to higher stock based compensation costs related to shares and options issued under the 2009 Equity Incentive Plan.

Revenues  Cadiz had revenues of $7 thousand for the six months ended June 30, 2010, and $48 thousand for the six months ended June 30, 2009.  The decrease in revenue in 2010 was primarily due to a shorter 2009-2010 lemon harvest season in comparison to the 2008-2009 lemon harvest season.

Cost of Sales  Cost of sales totaled $0 during the six months ended June 30, 2010, and $101 thousand during the six months ended June 30, 2009.  The higher cost of sales for the six months ended June 30, 2009, related largely to a reduction in the carrying cost of the 2008 raisin inventory.

General and Administrative Expenses General and administrative expenses during the six months ended June 30, 2010, totaled $6.1 million compared to $5.2 million for the six months ended June 30, 2009.  Non-cash compensation costs for stock and option awards are included in General and Administrative Expenses.

Compensation costs from stock and option awards for the six months ended June 30, 2010, were $2.7 million compared with $1.4 million for the six months ended June 30, 2009.  The expense reflects the vesting schedules of the stock and option awards under the 2007 and 2009 equity incentive plans.  Of these amounts, $240 thousand in 2010 and $579 thousand in 2009 relate to Milestone-Based Deferred Stock, none of which were ultimately issued. Shares and options issued under the Plans vest over varying periods from the date of issue to January 2012.  See Notes to the Consolidated Financial Statements: Note 5 – Stock Based Compensation Plans and Warrants.

Other General and Administrative Expenses, exclusive of stock based compensation costs, totaled $3.4 million in the six months ended June 30, 2010, compared with $3.8 million for the six months ended June 30, 2009.  The higher 2009 expenses were primarily due to a stock based incentive fee earned for certain legal and advisory services upon completion of milestones associated with the Cadiz Project.

Depreciation Depreciation expense totaled $182 thousand for the six months ended June 30, 2010, and $171 thousand for the six months ended June 30, 2009.

Interest Expense, net  Net interest expense totaled $2.1 million during the six months ended June 30, 2010, compared to $2.3 million during the same period in 2009.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Six Months Ended
	June 30,
	2010	2009

Interest on outstanding debt	$1,327	$1,047
Amortization of financing costs	19	39
Amortization of debt discount	740	1,268
Interest income	(4)	(30)

	$2,082	$2,324

The decrease in net interest expense is primarily due to the amortization of the debt discount related to the senior secured convertible term loan, and is partially offset by the increase in interest on the term loan due to the interest rate increase from 5% to 6% per annum from the prior period.  2010 interest income decreased from $30 thousand in 2009 to $4 thousand in 2010 due to a combination of lower short-term interest rates and lower average short-term investment balances.   See Notes to the Consolidated Financial Statements: Note 3 – Long-term Debt.

Income Taxes  Income tax expense for each of the six months ended June 30, 2010 and 2009 was $2 thousand.  See Notes to the Consolidated Financial Statements: Note 6 – Income Taxes.

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

The debt covenants associated with the loan were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At June 30, 2010, we were in compliance with our debt covenants.

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

At June 30, 2010, we had no outstanding credit facilities other than the Convertible Term Loan.

Cash Used for Operating Activities.  Cash used for operating activities totaled $3.8 million and $3.8 million for the six months ended June 30, 2010 and 2009, respectively.  Working capital requirements are seasonally less in the second half of the year as proceeds from agricultural operations are realized.  The cash was primarily used to fund general and administrative expenses related to the Company’s resource development efforts.

Cash Used for (Provided by) Investing Activities.  Cash used for investing activities in the six months ended June 30, 2010, was $412 thousand, compared with $2.9 million of cash provided by investing activities during the same period in 2009.   The 2009 period included $3.0 million of short term deposits that matured, which were not considered cash equivalents.

Cash Used for (Provided by) Financing Activities.  Cash used for financing activities was $14 thousand during the six months ended June 30, 2010, compared with $38 thousand of cash provided by financing activities during the comparable prior year period.

Outlook

Short Term Outlook.  Based on our current and anticipated usage of cash resources, we will require additional working capital commencing during the first quarter of fiscal 2011 to meet our cash resource needs from that point forward and to continue to finance our operations until such time as our asset development programs produce revenues.  If we are unable to generate this from our current development activities, than we will need to seek additional debt or equity financing in the capital markets.  We expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities.  See "Long Term Outlook", below.  No assurances can be given, however, as to the availability or terms of any new financing.

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

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements – Description of Business and Summary of Significant Accounting Policies.

Certain Known Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	After 5 years
(in thousands)
Long term debt obligations	$44,986	$16	$44,970	$-	$-
Interest Expense	8,928	1	8,927	-	-
Operating leases	534	305	229	-	-
	$54,448	$322	$54,126	$-	$-

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2010, all of our indebtedness bore interest at fixed rates; therefore, we are not exposed to market risk from changes in interest rates on long-term debt obligations.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chairman and Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to our Board of Directors.  Based on their evaluation as of June 30, 2010, our Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

Cadiz Inc.

By:	/s/ Keith Brackpool	August 6, 2010
	Keith Brackpool	Date
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Timothy J. Shaheen	August 6, 2010
	Timothy J. Shaheen	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)