Form 10-Q
period 2010-09-30
CADIZ INC
filed 2010-11-09
CIK 727273

United States
Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[√]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2010

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
Yes___ No   √
As of November 8, 2010, the Registrant had 13,677,772 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.

i

Cadiz Inc.

Consolidated Statements of Operations (Unaudited)

	For the Three Months
	Ended September 30,
($ in thousands except per share data)	2010	2009

Revenues	$274	$138

Costs and expenses:
Cost of sales	256	247
General and administrative	2,023	1,963
Depreciation	81	85

Total costs and expenses	2,360	2,295

Operating loss	(2,086)	(2,157)

Other expense
Interest expense, net	(1,092)	(976)

Loss before income taxes	(3,178)	(3,133)
Income tax provision	1	1

Net loss applicable to common stock	$(3,179)	$(3,134)

Basic and diluted net loss per common share	$(0.23)	$(0.25)

Basic and diluted weighted average shares outstanding	13,678	12,649

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Operations (Unaudited)

	For the Nine Months
	Ended September 30,
($ in thousands except per share data)	2010	2009

Revenues	$281	$186

Costs and expenses:
Cost of sales	256	348
General and administrative	8,115	7,194
Depreciation	263	256

Total costs and expenses	8,634	7,798

Operating loss	(8,353)	(7,612)

Other expense
Interest expense, net	(3,174)	(3,300)

Loss before income taxes	(11,527)	(10,912)
Income tax provision	3	3

Net loss applicable to common stock	$(11,530)	$(10,915)

Basic and diluted net loss per common share	$(0.84)	$(0.87)

Basic and diluted weighted average shares outstanding	13,670	12,569

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
($ in thousands)	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$2,992	$8,878
Accounts receivable	283	175
Inventories	235	21
Prepaid expenses	269	341

Total current assets	3,779	9,415

Property, plant, equipment and water programs, net	37,014	36,613
Goodwill	3,813	3,813
Other assets	416	478

Total Assets	$45,022	$50,319

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$380	$499
Accrued liabilities	727	829
Current portion of long term debt	16	20

Total current liabilities	1,123	1,348

Long-term debt, net	39,801	36,665
Tax liability	321	321
Other long-term liabilities	923	752

Total Liabilities	42,168	39,086

Stockholders’ equity:
Common stock - $.01 par value; 70,000,000 shares
authorized; shares issued and outstanding – 13,677,772 at
September 30, 2010 and 13,500,997 at December 31, 2009	137	135
Additional paid-in capital	279,898	276,749
Accumulated deficit	(277,181)	(265,651)
Total stockholders’ equity	2,854	11,233

Total Liabilities and Stockholders’ equity	$45,022	$50,319

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months
	Ended September 30,
($ in thousands except per share data)	2010	2009

Cash flows from operating activities:
Net loss Adjustments to reconcile net loss to	$(11,530)	(10,915)
net cash used for operating activities:
Depreciation	263	255
Amortization of debt discount & issuance costs	1,163	1,635
Interest expense added to loan principal	2,016	1,696
Compensation charge for stock and share options	3,151	2,333
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(108)	(155)
(Increase) in inventories	(214)	(94)
Decrease in prepaid expenses and other	72	9
Decrease in other assets	32	145
(Decrease) in accounts payable	(119)	(15)
Increase in accrued liabilities	148	58
Net cash used for operating activities	(5,126)	(5,048)

Cash flows from investing activities:
Proceeds from sale of short-term investments	-	4,500
Additions to property, plant and equipment	(743)	(74)

Net cash (used in) provided by investing activities	(743)	4,426

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	47
Principal payments on long-term debt	(17)	(14)

Net cash (used in) provided by financing activities	(17)	33

Net decrease in cash and cash equivalents	(5,886)	(589)

Cash and cash equivalents, beginning of period	8,878	2,014

Cash and cash equivalents, end of period	$2,992	$1,425

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Stockholders' Equity (Unaudited)

($ in thousands except per share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of December 31, 2009	13,500,997	$135	$276,749	$(265,651)	$11,233

Stock awards	176,775	2	-	-	2

Stock based compensation expense	-	-	3,149	-	3,149

Net loss	-	-	-	(11,530)	(11,530)

Balance as of September 30, 2010	13,677,772	$137	$279,898	$(277,181)	$2,854

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2009.  The results of operations for the nine months ended September 30, 2010, are not necessarily indicative of results for the entire fiscal year ending December 31, 2010.

Liquidity

The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $11.5 million for the nine months ended September 30, 2010, and $10.9 million for the nine months ended September 30, 2009.  The Company had working capital of $2.7 million at September 30, 2010, and used cash in operations of $5.1 million for the nine months ended September 30, 2010, and $5.0 million for the nine months ended September 30, 2009.  Working capital requirements are seasonally less in the second half of the year as proceeds from the Company’s agricultural operations are realized.  Currently, the Company's sole focus is the development of its land and water assets.

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

On October 19, 2010, the Company closed a new $10 million working capital facility with the same existing lenders.  Under the terms of the new $10 million facility, the Company drew the first $5 million on the closing date and, at the Company’s option, it may draw up to an additional $5 million over the 12 months following the closing date.

In November and December 2008, the Company raised $5.2 million with a private placement of 165,000 Units at $31.50 per unit.  Each unit consisted of three (3) shares of the Company’s common stock and two (2) stock purchase warrants.  The first warrant entitled the holder to purchase one (1) share of common stock at an exercise price of $12.50 per share.  On November 17, 2009, the exercise price of this Callable Warrant was temporarily reduced to $10.50 per share.  In response, holders of 162,849 warrants exercised their warrants, resulting in the Company's issuance of 162,849 shares of common stock with net proceeds of $1,709,915.  The remaining 2,151 warrants were cancelled.  The second warrant entitles the holder to purchase one (1) share of common stock at an exercise price of $12.50 per share.  This warrant has a term of three years and is not callable by the Company.

In October and November 2009, the Company raised $7.1 million with a private placement of 226,200 Units at $31.50 per Unit.  This included 20,880 Units purchased by the Lenders of the Term Loan pursuant to the Lenders’ Participation Rights under the Term Loan.  Each Unit consists of three (3) shares of the Company’s common stock and one (1) stock purchase warrant.  The warrant entitles the holder to purchase one (1) share of common stock at an exercise price of $15.00 per share.  The warrant has a term of three (3) years, but is callable by the Company at any time following November 1, 2010, if the closing market price of the Company’s common stock exceeds $22.50 for 10 consecutive trading days.

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

Based upon the Company’s current and anticipated usage of cash resources, it will require additional working capital commencing during the second quarter of fiscal 2012 to meet its cash resource needs from that point forward and to continue to finance its operations until such time as its asset development programs produce revenues.  If the Company is unable to generate this from its current development activities, then it will need to seek additional debt or equity financing in the capital markets.

 Principles of Consolidation

Effective December 2003, the Company transferred substantially all of its assets (with the exception of certain office furniture and equipment and any Sun World related assets) to Cadiz Real Estate LLC, a Delaware limited liability company (“Cadiz Real Estate”).  The Company holds 100% of the equity interests of Cadiz Real Estate, and therefore, continues to hold 100% beneficial ownership of the properties that it transferred to Cadiz Real Estate.  Because the transfer of the Company’s properties to Cadiz Real Estate has no effect on its ultimate beneficial ownership of these properties, the properties owned of record either by Cadiz Real Estate or by the Company are treated as belonging to the Company.  Cadiz Real Estate is consolidated in these financial statements.

Cash and Cash Equivalents

The Company considers all short-term deposits with an original maturity of three months or less to be cash equivalents.  The Company invests its excess cash in deposits with major international banks, government agency notes and short-term commercial paper, and therefore, bears minimal risk.  Such investments are stated at cost, which approximates fair value, and are considered cash equivalents for purposes of reporting cash flows.

Short-Term Investments

The Company considers all short-term deposits with an original maturity greater than three months, but no greater than one year, to be short-term investments.  The Company had no short-term investments at September 30, 2010, and no short-term investments at December 31, 2009.

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

In June 2009, the Financial Accounting Standards Board issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity (QSPE). This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company adopted this account guidance on January 1, 2010.  The adoption of this new accounting guidance had no impact to the Company's consolidated results of operations, financial position or cash flows.

In June 2009, the Financial Accounting Standards Board also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009.  The Company adopted this accounting guidance on January 1, 2010.  The adoption of this new accounting guidance had no impact to the Company's consolidated results of operations, financial position or cash flows.

NOTE 2 - PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

Property, plant, equipment and water programs consist of the following (in thousands):

	September 30	December 31,
	2010	2009

Land and land improvements	$23,335	$23,050
Water programs	14,530	14,274
Buildings	1,161	1,161
Leasehold improvements	570	570
Furniture and fixtures	441	421
Machinery and equipment	924	915
Construction in progress	138	44
	41,099	40,435

Less accumulated depreciation	(4,085)	(3,822)

	$37,014	$36,613

Depreciation expense totaled $81,000 for the three months ended September 30, 2010, and $85,000 for the three months ended September 30, 2009.  Depreciation expense totaled $263,000 and $256,000 for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 3 – LONG-TERM DEBT

The carrying value of the Company's debt, before discount, approximates fair value, based on interest rates available to the Company for debt with similar terms.

At September 30, 2010, and December 31, 2009, the carrying amount of the Company’s outstanding debt is summarized as follows (in thousands):

	September 30,	December 31,
	2010	2009

Zero coupon secured convertible term loan due June 29, 2013.Interest accruing at 5% per annum until June 29, 2009 and at 6% thereafter	$45,647	$43,632
Other loans	24	40
Debt discount, net of accumulated accretion	(5,854)	(6,987)
	39,817	36,685

Less current portion	16	20

	$39,801	$36,665

Pursuant to the Company’s loan agreements, annual maturities of long-term debt outstanding on September 30, 2010, are as follows:

12 Months Ending September 30,	(in thousands)

2011	16
2012	8
2013	45,647
$45,671

In June 2006, the Company entered into a $36.4 million five year zero coupon convertible term loan with Peloton Partners LLP, as administrative agent for the loan, and with an affiliate of Peloton and another investor, as lenders.  On April 16, 2008, the Company was advised that Peloton had assigned its interest in the loan to an affiliate of Lampe Conway & Company LLC (“Lampe Conway”), and Lampe Conway subsequently replaced Peloton as administrative agent of the loan (the “Lampe Conway Loan”).  On June 4, 2009, the Company completed arrangements to extend the maturity date of the Term Loan from June 29, 2011, to June 29, 2013.  Further, the conversion feature was modified to allow up to $4.55 million of principal to be converted into 650,000 shares of Cadiz common stock at a conversion price of $7 per share, and the remaining principal and interest to be converted into shares of Cadiz common stock at a conversion price of $35 per share.

As a result of the modification of the convertible debt arrangement, the change in conversion value between the original and modified instrument is approximately $1.6 million which was recorded as an additional debt discount.  Such debt discount is accreted to the redemption value of the instrument over the remaining term of the loan as additional interest expense.

This facility was further modified as to certain of its conversion features on October 19, 2010, in connection with a new $10 million working capital facility with the existing lenders (see Note 8 – Subsequent Event).  At October 19, 2010, the Company was in compliance with its debt covenants.

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

In November 2008, the Company entered into an agreement with the law firm of Brownstein Hyatt Farber Schreck LLP to provide legal and advisory services.  The primary services being provided are advising the Company as to the Cadiz Water Conservation and Storage Project (“Water Project”) design and implementation, permit approvals, environmental compliance, negotiation and drafting of agreements related to the Water Project.  The agreement provides for interim payments due upon completion of specified milestones with respect to the Water Project, with the fee payable in cash and/or stock.  The first such milestone was satisfied on June 4, 2009, resulting in an obligation by the Company to pay a fee of $500,000, for which the parties agreed to payment in the form of 59,312 shares of the Company’s common stock valued at $8.43 per share, reflecting the fair market value of the stock on June 4, 2009.

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

Stock Options Issued under the 2003, 2007 and 2009 Equity Incentive Plans

The 2003 Management Equity Incentive Plan provided for the granting of options for the purchase of up to 377,339 shares of common stock.  Options issued under the plan were granted during 2005 and 2006.  The options have a ten year term with vesting periods ranging from issuance date to 24 months.  Certain of these options have strike prices that were below the fair market value of the Company’s common stock on the date of grant.  365,000 options were granted under the plan during 2005, and the remaining 12,339 options were granted in 2006.  Of the total options issued under the 2003 Equity Incentive Plan, 12,339 and 40,000 were forfeited in August 2008 and February 2009, respectively, and 315,000 remained outstanding as of September 30, 2010.

Under the 2007 Equity Incentive Plan, a total of 17,661 options were granted by the Company.  The options have strike prices that are at or slightly above the fair market value of the Company’s common stock on the date that the grants became effective.  The options have a ten year term with vesting periods ranging from issuance date to 16 months.  Unexercised options to purchase 7,661 shares were forfeited in August 2008. Of the total options issued under the 2007 Equity Incentive Plan, 10,000 remained outstanding as of September 30, 2010.

Previously recognized expense of $66,000 related to the unvested portion of awards forfeited under both of the above plans was credited against stock based compensation expense in 2008.

Under the 2009 Equity Incentive Plan, the Company granted options to purchase 387,500 common shares at a price of $11.50 per share on January 14, 2010 to certain officers consistent with the terms of the agreements pursuant to which those executives provide services to the Company and which contemplate that such executives will participate in the Company’s long-term incentive plans.  The company also granted options to purchase 15,000 common shares at a price of $11.75 per share on February 18, 2010.  The options have strike prices that are at or slightly above the fair market value of the Company’s common stock on the date that the grants became effective.  The options have a ten year term with vesting periods ranging from issuance date to 24 months, and all remained outstanding as of September 30, 2010.

All options that have been issued under the above plans have been issued to officers, employees or consultants of the Company.  In total, options to purchase 727,500 shares were unexercised and outstanding on September 30, 2010, under the three equity incentive plans.

The Company recognized stock option related compensation costs of $328,000 and $0 in the three months ended September 30, 2010 and 2009, respectively, and $1,853,000 and $0 in the nine months ended September 30, 2010 and 2009, respectively.  On September 30, 2010, there was $768,000 of unamortized compensation expense relating to option awards.  This unamortized compensation expense is expected to be recognized through February 2012.  No options were exercised during the nine months ended September 30, 2010.

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

-
800,000 of the shares were designated as Milestone – Based Deferred Stock, none of which were ultimately issued.  The shares were allocated for issuance subject to the satisfaction of certain milestone conditions relating to the trading price of the Company's common stock during the period commencing March 13, 2007, and ending March 12, 2009.  The milestone conditions were not satisfied by March 12, 2009, resulting in the expiration of all 800,000 shares.

Of the remaining 100,000 shares reserved under the 2007 Management Equity Incentive Plan, 10,000 were issued as options as described above and 90,000 were issued as shares that vested in May 2009 consistent with the terms of the agreements pursuant to which those executives provide services to the Company.

Of the total 850,000 shares reserved under the 2009 Equity Incentive Plan, a grant of 115,000 restricted shares of common stock became effective on January 14, 2010, consistent with the terms of the agreements pursuant to which those executives provide services to the Company and which contemplate that such executives will participate in the Company’s long-term incentive plans.

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

The Company recognized stock based compensation costs related to stock based awards of $150,000 and $440,000 in the three months ended September 30, 2010 and 2009, respectively, and $1,298,000 and $1,832,000 in the nine months ended September 30, 2010 and 2009, respectively. On September 30, 2010, there was $210,000 of unamortized compensation expense relating to these stock awards.

Stock Purchase Warrants Issued to Non-Employees

A private placement was completed by the Company in November and December of 2008 of 165,000 Units at the price of $31.50 per unit for proceeds of $5,197,500.  Each Unit consists of three (3) shares of the Company’s common stock and two (2) common stock purchase warrants.  The first warrant entitled the holder to purchase one (1) share of common stock at an exercise price of $12.50 per share.  On November 17, 2009, the exercise price of this Callable Warrant was temporarily reduced to $10.50 per share.  In response, holders of 162,849 warrants exercised their warrants, resulting in the Company's issuance of 162,849 shares of common stock with net proceeds of $1,709,915.  The remaining 2,151 warrants were cancelled.  The second warrant entitles the holder to purchase one (1) share of common stock at an exercise price of $12.50 per share.  This warrant has a term of three years and is not callable by the Company.  165,000 warrants from this placement remain outstanding on September 30, 2010.

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

NOTE 6 – INCOME TAXES

As of September 30, 2010, the Company had net operating loss (“NOL”) carryforwards of approximately $109 million for federal income tax purposes and $59 million for California state income tax purposes.  Such carryforwards expire in varying amounts through the year 2030.  Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

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

As of September 30, 2010, the Company possessed unrecognized tax benefits totaling approximately $3.3 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.  Additionally, as of that date the Company had approximately $321,000 that was previously accrued for state taxes, interest and penalties related to income tax positions in prior returns.  Income tax penalties and interest are classified as general and administrative expenses.  The Company was not subject to any income tax penalties or interest during the nine months ended September 30, 2010.

The Company does not expect that the unrecognized tax benefits will significantly increase or decrease in the next 12 months.

The Company's tax years 2007 through 2009 remain subject to examination by the Internal Revenue Service, and tax years 2006 through 2009 remain subject to examination by California tax jurisdictions.  In addition, the Company's loss carryforward amounts are generally subject to examination and adjustment for a period of three years for federal tax purposes and four years for California purposes, beginning when such carryovers are utilized to reduce taxes in a future tax year.

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

NOTE 8 – SUBSEQUENT EVENT

On October 19, 2010, Cadiz closed a new $10 million working capital facility with its existing lenders.

Under the terms of the new $10 million facility, the Company drew the first $5 million on the Closing Date (“First Tranche”).  At the Company’s option, it may draw up to an additional $5 million over the 12 months following the Closing Date (“Second Tranche”).  All interest on outstanding balances will accrue at 6%, with no principal or interest payments required before the new facility’s June 29, 2013 maturity date, consistent with the Company’s existing term debt facility.  The First Tranche (including accrued interest) is convertible at any time into the Company’s common stock at a price of $13.50 per share and the Second Tranche (including accrued interest), if drawn, would be convertible into the Company’s common stock at $12.50 per share.

Also on the Closing Date, the Company’s existing debt facility with the Lenders, which as of September 30, 2010, had $45.65 million outstanding, was modified as to certain of its conversion features.  $20.62 million of the existing convertible debt has been changed to allow for up to $2.5 million of this amount to be converted at any time into the Company’s common stock at the price of $13.50 per share, with the remaining amount becoming non-convertible.  If the Second Tranche is drawn, approximately $20 million of additional existing debt would be changed to allow for up to $5 million of this amount to be converted at any time into the Company’s common stock at $12.50 per share, with the remaining amount becoming non-convertible. The final $4.55 million of the existing debt continues to be convertible at $7 per share.

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

Overview

Our primary asset consists of 45,000 acres of land located in three areas of eastern San Bernardino County, California.  Virtually all of this land is underlain by high-quality, naturally recharging groundwater resources, and is situated in proximity to the Colorado River and the Colorado River Aqueduct, the major source of imported water for Southern California.  Our main objective is to realize the highest and best use of these land and water resources in an environmentally responsible way.

In 1993, we secured permits for up to 9,600 acres of agricultural development at our 35,000-acre property in the Cadiz Valley and the withdrawal of more than 1 million acre-feet of groundwater from the underlying aquifer system. Since that time, we have maintained various levels of agricultural development at the property and this development has provided our principal source of revenue.  Although sustainable agricultural development is an important and enduring component of our business, we believe that the long-term value of our assets can best be derived through the development of a combination of water supply, water storage, and solar energy projects at our properties.

At present, our development efforts are primarily focused on the Cadiz Water Conservation and Storage Project (“Water Project”), which involves the capture, delivery and storage of groundwater that is otherwise lost to evaporation.  We believe that the ultimate implementation of this Water Project will create the primary source of our future cash flow and, accordingly, our working capital requirements relate largely to the development activities associated with this Water Project.

The primary factors that drive the value of water supply projects, such as the Water Project, are continued population growth and increasing pressure on water supplies throughout California. Southern California now faces the prospect of long-term and systematic water supply shortages resulting from restrictions on each of its three imported water sources: the State Water Project, the Colorado River and the Owens Valley.  As a result of these restrictions, water agencies must overcome significant projected supply deficiencies to meet existing and projected demands.  For example, despite experiencing above-average rainfall this past winter, ongoing environmental and regulatory restrictions affecting California’s water supplies and infrastructure have forced many water providers to limit water deliveries to their customers in each of the last two years.  Given that the present imbalance in annual supply and demand is projected to continue for many years into the future, water agencies are now evaluating new sources of supply like the Water Project as a method to off-set their existing shortages.

Moreover, through a series of policy initiatives, the State of California and the United States government have also issued compelling calls for increased renewable energy production in order to meet future national energy needs. This includes California’s mandate to acquire 33% of the state’s electricity from renewable sources by 2020 and federal efforts to accelerate renewable energy and transmission project development in the Mojave Desert.

As a result of these developments in the water and energy sectors, we plan to continue to pursue water supply and solar energy projects at our properties.

Water Resource Development

The Water Project involves the capture, delivery and storage of groundwater that would otherwise be lost to evaporation.  The Water Project would be designed, constructed and operated in accordance with prudent groundwater management principles so as to maximize the reasonable and beneficial use of groundwater, and avoid waste and harm to the environment or other consumptive users.

In general, several elements are needed to complete such a project: (1) a pipeline right-of-way from the Colorado River Aqueduct to the Water Project area; (2) storage and supply agreements with one or more public water agencies or private water utilities; (3) environmental permits; and (4) construction and working capital financing.  As described below, the first three elements have been progressed on a concurrent basis.  The fourth is dependent on actions arising from the completion of the first three.

(1)	A Pipeline Right-of-Way from the Colorado River Aqueduct to the Water Project Area

In September 2008, we secured a right-of-way for the Water Project’s water conveyance pipeline by entering into a lease agreement with the Arizona & California Railroad Company.  The agreement allows for the use of a portion of the railroad’s right-of-way for a period up to 99 years to construct and operate the Water Project’s water conveyance pipeline to convey water between our Cadiz Valley property and the Colorado River Aqueduct.

(2)	Storage and Supply Agreements with One or More Public Water Agencies or Private Water Utilities

In June 2010, we entered into option and environmental cost sharing agreements with three water providers: Golden State Water Company (a wholly-owned subsidiary of American States Water [NYSE: AWR]), Three Valleys Municipal Water District, and Santa Margarita Water District (“Santa Margarita”).  The three water providers serve more than one million customers in cities throughout California’s San Bernardino, Riverside, Los Angeles, Orange and Ventura Counties.

In September 2010, we also entered into option and environmental cost sharing agreements with Suburban Water Systems, a wholly-owned subsidiary of SouthWest Water Company.  Suburban Water Systems provides high-quality water to a population of approximately 300,000 people in a 42-square-mile service area in California's Los Angeles and Orange counties.

Under the terms of the option agreements, upon completion of the Water Project’s California Environmental Quality Act (“CEQA”) review, each agency will have the right to acquire an annual supply of 5,000 acre-feet of water at a pre-determined formula competitive with their incremental cost of new water.  Santa Margarita also was given the option to purchase an additional 10,000 acre-feet of water per year.  In addition, the agencies have options to acquire storage rights in the Water Project to allow them to manage their supplies to complement their other water resources. The option agreements had no impact to our operations, financial position, or cash flows for the three months ended September 30, 2010.

                We continue to work with additional water providers interested in acquiring rights to the remaining annual supply expected to be conserved by the Water Project and are in discussions with third parties regarding the storage aspect of this project. We have also begun to develop an operating plan for the Water Project that will manage the delivery of conserved water to the Project’s subscribers.

(3)	Environmental Permits

In order to properly develop and quantify the sustainability of the Water Project, and prior to initiating the formal permitting process for the Water Project, we completed a comprehensive year-long study in February 2010 that was conducted by internationally recognized environmental consulting firm CH2M Hill.  The study measured the vast scale and recharge rate of the aquifer system at the Water Project area.  Utilizing new models produced by the U.S. Geological Survey in 2006 and 2008, the study estimated the total groundwater in storage in the aquifer system to be between 17 and 34 million acre-feet, a quantity on par with Lake Mead, the nation’s largest surface reservoir.  The study also identified a renewable annual supply of native groundwater in the aquifer system currently being lost to evaporation. CH2M Hill’s findings, which were peer reviewed by leading groundwater experts, confirmed that the aquifer system could sustainably support the Water Project.

Further, and also prior to beginning the formal environmental permitting process,  we entered into a Memorandum of Understanding with the Natural Heritage Institute (“NHI”), a leading global environmental organization committed to protecting aquatic ecosystems, to assist with our efforts to sustainably manage the development of our Cadiz Valley property.  As part of this “Green Compact,” we will follow stringent plans for groundwater management and habitat conservation, and create a groundwater management plan for the Water Project.

                In June of 2010, as discussed in (2), above, we entered into environmental cost sharing agreements with all participating Public Water Agencies or Private Water Utilities which provide the framework for funds to be committed by each participant to share in the costs associated with the CEQA review work. Santa Margarita also agreed to serve as the lead agency for the review process. In July 2010, ESA Associates, a leading environmental consulting firm, was retained to prepare the Water Project’s formal CEQA documentation.  Technical studies and field work are now ongoing as part of the effort to prepare the CEQA documents for public review and comment.

(4)	Construction and Working Capital Financing

Once the environmental review is concluded, we expect that we will complete economic agreements with the Water Project participants and make arrangements for the construction phase of the Water Project.  Construction would consist of wellfield facilities at the Water Project site and a conveyance pipeline extending approximately 44 miles along the right-of-way described in (1), above, from the wellfield to the Colorado River Aqueduct.

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

We currently derive our agricultural revenues through the sale of our products in bulk or through independent packing facilities.  We incur all of the costs necessary to produce and harvest our organic raisin crop.  These raisins are then sold in bulk to a raisin processing facility.  We also incur all of the costs necessary to produce our lemon crop.  Once harvested, the lemons are shipped in bulk to a packing and sales facility.  In recent periods, our agricultural revenues have declined largely due to the removal of 640 acres of vineyard during the years 2004 through 2007 as the vineyard reached the end of its commercial life.  In 2009, we entered into a lease agreement with a third party to replace the acreage that was taken out of production by developing an additional 500 acres of lemon orchards.  We expect to receive lease income once the new lemon orchards reach commercial production through a profit sharing agreement within the lease.  The first 40 acres of this new orchard were planted in March 2010.

Although we plan to maintain our agricultural development, revenues will continue to vary from year to year based on acres in development, crop yields, and prices.  Further, we do not believe that our agricultural revenues are likely to be material to our overall results of operations once we begin to receive revenues from the Water Project.

Other Development Opportunities

In addition to the development projects described above, we believe that our landholdings are suitable for other types of development, including solar energy production.  Both federal and state initiatives support alternative energy facilities to reduce greenhouse gas emissions and the consumption of imported fossil fuels. State, federal and local government, along with environmental organizations, has been encouraging solar energy development on private land, particularly in the Mojave Desert region where our properties are located.

The location, topography, and vastness of our properties, as well as the proximity of our properties to existing utility corridors, make them well-suited for solar energy generation. An additional advantage we can offer is the availability of the water supply needed by solar thermal power plant designs. We believe that we can ease the demand for federal lands in the Mojave Desert by providing solar development opportunities on our significant, contiguous private landholdings. Depending on various factors, up to 20,000 acres at our Cadiz Valley property could be made available for solar energy projects. We are presently in discussions with energy companies interested in utilizing our landholdings for various types of solar energy development.

In addition to solar energy development, we believe that over the longer-term, the population of Southern California, Nevada, and Arizona will continue to grow, and that, in time, the economics of commercial and residential development of our properties will become attractive.

We remain committed to the ongoing sustainable use of our land and water assets, and will continue to explore all opportunities for environmentally-responsible development of these assets.  We cannot predict with certainty which of these various opportunities will ultimately be utilized.

Results of Operations

Three Months Ended September 30, 2010, Compared to Three Months Ended September 30, 2009

We have not received significant revenues from our water resource activity to date.  As a result, we have historically incurred a net loss from operations.  We had revenues of $274 thousand for the three months ended September 30, 2010, and $138 thousand for the three months ended September 30, 2009.  We incurred a net loss of $3.2 million in the three months ended September 30, 2010, compared with a $3.1 million net loss during the three months ended September 30, 2009.

Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e. general and administrative expense) and our interest expense.  We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

Revenues  We had revenues of $274 thousand for the three months ended September 30, 2010, and $138 thousand for the three months ended September 30, 2009.  The increase in revenue in 2010 is primarily due to a higher price received for raisins harvested in 2010 in comparison to 2009.

Cost of Sales  Cost of sales totaled $256 thousand for the three months ended September 30, 2010, and $247 thousand for the three months ended September 30, 2009.

General and Administrative Expenses General and administrative expenses were $2.0 million during each of the three months ended September 30, 2010 and 2009.  Non-cash compensation costs for stock and option awards are included in General and Administrative Expenses.

Compensation costs from stock and option awards for the three months ended September 30, 2010, were $478 thousand, compared with $440 thousand for the three months ended September 30, 2009.  The expense reflects the vesting schedules of the stock and option awards under the 2007 and 2009 equity incentive plans.  Of these amounts, $120 thousand in 2010 and $289 thousand in 2009 relate to Milestone-Based Deferred Stock, none of which were ultimately issued. Shares and options issued under the Plans vest over varying periods from the date of issue to January 2012.  See Notes to the Consolidated Financial Statements: Note 5 – Stock Based Compensation Plans and Warrants.

Other General and Administrative Expenses, exclusive of stock based compensation costs, totaled $1.5 million for each of the three months ended September 30, 2010 and 2009.

Depreciation Depreciation expense totaled $81 thousand for the three months ended September 30, 2010, and $85 thousand for the three months ended September 30, 2009.

Interest Expense, net  Net interest expense totaled $1.1 million during the three months ended September 30, 2010, compared to $1.0 million during the same period in 2009.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	September 30,
	2010	2009

Interest on outstanding debt	$689	$650
Amortization of financing costs	11	8
Amortization of debt discount	393	320
Interest income	(1)	(2)

	$1,092	$976

See Notes to the Consolidated Financial Statements: Note 3 – Long-term Debt.

Income Taxes  Income tax expense for each of the three months ended September 30, 2010 and 2009 was $1 thousand.  See Notes to the Consolidated Financial Statements: Note 6 – Income Taxes.

Nine Months Ended September 30, 2010, Compared to Nine Months Ended September 30, 2009

We had revenues of $281 thousand for the nine months ended September 30, 2010, and $186 thousand for the nine months ended September 30, 2009.  We incurred a net loss of $11.5 million in the nine months ended September 30, 2010, compared with a $10.9 million net loss during the nine months ended September 30, 2009.  The higher 2010 loss was primarily due to higher stock based compensation costs related to shares and options issued under the 2009 Equity Incentive Plan.

Revenues  We had revenues of $281 thousand for the nine months ended September 30, 2010, and $186 thousand for the nine months ended September 30, 2009.  The increase in revenue in 2010 is primarily due to a higher price received for raisins harvested in 2010 in comparison to 2009.

Cost of Sales  Cost of sales totaled $256 thousand during the nine months ended September 30, 2010, and $348 thousand during the nine months ended September 30, 2009.  The higher cost of sales for the nine months ended September 30, 2009, related largely to a reduction in the carrying cost of the 2008 raisin inventory resulting in a write-down of inventory in 2009.

General and Administrative Expenses General and administrative expenses during the nine months ended September 30, 2010, totaled $8.1 million compared to $7.2 million for the nine months ended September 30, 2009.  Non-cash compensation costs for stock and option awards are included in General and Administrative Expenses.

Compensation costs from stock and option awards for the nine months ended September 30, 2010, were $3.2 million compared with $1.8 million for the nine months ended September 30, 2009.  The expense reflects the vesting schedules of the stock and option awards under the 2007 and 2009 equity incentive plans.  Of these amounts, $360 thousand in 2010 and $868 thousand in 2009 relate to Milestone-Based Deferred Stock, none of which were ultimately issued. Shares and options issued under the Plans vest over varying periods from the date of issue to January 2012.  See Notes to the Consolidated Financial Statements: Note 5 – Stock Based Compensation Plans and Warrants.

Other General and Administrative Expenses, exclusive of stock based compensation costs, totaled $5.0 million in the nine months ended September 30, 2010, compared with $5.4 million for the nine months ended September 30, 2009.  The higher 2009 expenses were primarily due to an incentive fee earned for certain legal and advisory services upon completion of milestones associated with the Water Project.

Depreciation Depreciation expense totaled $263 thousand for the nine months ended September 30, 2010, and $256 thousand for the nine months ended September 30, 2009.

Interest Expense, net  Net interest expense totaled $3.2 million during the nine months ended September 30, 2010, compared to $3.3 million during the same period in 2009.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Nine Months Ended
	September 30,
	2010	2009

Interest on outstanding debt	$2,016	$1,697
Amortization of financing costs	30	47
Amortization of debt discount	1,133	1,588
Interest income	(5)	(32)

	$3,174	$3,300

The decrease in net interest expense is primarily due to the amortization of the debt discount related to the senior secured convertible term loan, and is partially offset by the increase in interest on the term loan due to the interest rate increase from 5% to 6% per annum in June 2009.  2010 interest income decreased from $32 thousand in 2009 to $5 thousand in 2010 due to a combination of lower short-term interest rates and lower average short-term investment balances.   See Notes to the Consolidated Financial Statements: Note 3 – Long-Term Debt.

Income Taxes  Income tax expense for each of the nine months ended September 30, 2010 and 2009, was $3 thousand.  See Notes to the Consolidated Financial Statements: Note 6 – Income Taxes.

Liquidity and Capital Resources

Current Financing Arrangements

As we have not received significant revenues from our water resource, agricultural and renewable energy development activity to date, we have been required to obtain financing to bridge the gap between the time water resource and other development expenses are incurred, and the time that revenue will commence.  Historically, we have addressed these needs primarily through secured debt financing arrangements, private equity placements and the exercise of outstanding stock options and warrants.

We have worked with our secured lenders to structure our debt in a way which allows us to continue our development of the Water Project and minimize the dilution of the ownership interests of common stockholders.  In June 2006, we entered into a $36.4 million five year zero coupon senior secured convertible term loan with Peloton Partners LLP and another lender (the “Term Loan”).  On April 16, 2008, we were advised that Peloton had assigned its interest in the Term Loan to an affiliate of Lampe Conway & Company LLC (“Lampe Conway” or “Lenders”), and Lampe Conway subsequently replaced Peloton as administrative agent of the loan.  On June 4, 2009, we completed arrangements to extend the maturity date of the Term Loan from June 29, 2011 to June 29, 2013 with interest continuing to accrue at 6% per annum though maturity.  Further, the conversion feature was modified to allow up to $4.55 million of principal to be converted into 650,000 shares of Cadiz common stock at a conversion price of $7 per share, and the remaining principal and interest to be converted into shares of Cadiz common stock at a conversion price of $35 per share.

               On October 19, 2010, we closed a new $10 million working capital facility with our existing Lenders.  Under the terms of the new $10 million facility, we drew the first $5 million on the Closing Date (“First Tranche”).  At our option, we may draw up to an additional $5 million over the 12 months following the Closing Date (“Second Tranche”).  All interest on outstanding balances will accrue at 6%, with no principal or interest payments required before the new facility’s June 29, 2013 maturity date, consistent with our existing term debt facility.  The First Tranche (including accrued interest) is convertible at any time into our common stock at a price of $13.50 per share, and the Second Tranche (including accrued interest), if drawn, would be convertible into our common stock at $12.50 per share.

Also on the Closing Date, our existing debt facility with the Lenders, which as of September 30, 2010, had $45.65 million outstanding, was modified as to certain of its conversion features.  $20.62 million of the existing convertible debt has been changed to allow for up to $2.5 million of this amount to be converted at any time into our common stock at the price of $13.50 per share, with the remaining amount becoming non-convertible.  If the Second Tranche is drawn, approximately $20 million of additional existing debt would be changed to allow for up to $5 million of this amount to be converted at any time into our common stock at $12.50 per share, with the remaining amount becoming non-convertible. The final $4.55 million of the existing debt continues to be convertible at $7 per share.

The debt covenants associated with the loan were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At October 19, 2010, the Company was in compliance with its debt covenants.

Additionally, as a result of private placements conducted in 2008 and 2009, the Company has 165,000 common stock purchase warrants outstanding that are exercisable at $12.50 and expire in November and December of 2011, and 226,200 common stock purchase warrants outstanding that are exercisable at $15.00 and expire in October and November of 2012.  If these warrants were fully exercised, they would result in proceeds of approximately $5.4 million to the Company.

As we continue to actively pursue our business strategy, additional financing will be required.  See “Outlook”, below.  The covenants in the Term Loan do not prohibit our use of additional equity financing and allow us to retain 100% of the proceeds of any equity financing.  We do not expect the loan covenants to materially limit our ability to finance our water development activities.

At September 30, 2010, we had no outstanding credit facilities other than the Convertible Term Loan.

Cash Used for Operating Activities.  Cash used for operating activities totaled $5.1 million and $5.0 million for the nine months ended September 30, 2010 and 2009, respectively.  Working capital requirements are seasonally less in the second half of the year as proceeds from agricultural operations are realized.  The cash was primarily used to fund general and administrative expenses related to our resource development efforts.

Cash Used In (Provided by) Investing Activities.  Cash used for investing activities in the nine months ended September 30, 2010, was $743 thousand, compared with $4.4 million of cash provided by investing activities during the same period in 2009.   The 2009 period included $4.5 million of short term deposits that matured, which were not considered cash equivalents.

Cash Used In (Provided by) Financing Activities.  Cash used for financing activities was $17 thousand during the nine months ended September 30, 2010, compared with $33 thousand of cash provided by financing activities during the comparable prior year period.  Cash outflows for the nine months ended September 30, 2010, related to principle payments on long-term debt.

Outlook

Short Term Outlook. Our new $10 million working capital facility, which closed on October 19, 2010, together with our existing cash resources, provide us with sufficient funds to meet our expected working capital needs through fiscal year 2011.  Based on our current and anticipated usage of cash resources, we will require additional working capital commencing during the second quarter of fiscal 2012 to meet our cash resource needs from that point forward and to continue to finance our operations until such time as our asset development programs produce revenues.  If we are unable to generate this from our current development activities, than we will need to seek additional debt or equity financing in the capital markets.  We expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities.  See "Long Term Outlook", below.  No assurances can be given, however, as to the availability or terms of any new financing.

Long Term Outlook. In the longer term, we will need to raise additional capital to finance working capital needs, capital expenditures and any payments due under our senior secured convertible term loan at maturity.  See “Current Financing Arrangements” above.  Payments will be due under the term loan only to the extent that lenders elect not to exercise equity conversion rights prior to the loan’s final maturity date.  Our future working capital needs will depend upon the specific measures we pursue in the entitlement and development of our water resources and other development.  Future capital expenditures will depend primarily on the progress of the Water Project.  We will evaluate the amount of cash needed, and the manner in which such cash will be raised, on an ongoing basis.  We may meet any future cash requirements through a variety of means, including debt or equity placements, or through the sale or other disposition of assets.  Equity placements would be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon our existing stockholders.  Limitations on our liquidity and ability to raise capital may adversely affect us.  Sufficient liquidity is critical to meet our resource development activities.  However, liquidity in the currently dislocated capital markets has been severely constrained since the beginning of the credit crisis.  Although we currently expect our sources of capital to be sufficient to meet our near term liquidity needs, there can be no assurance that our liquidity requirements will continue to be satisfied.  If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements – Description of Business and Summary of Significant Accounting Policies.

Certain Known Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	After 5 years
(in thousands)
Long-term debt obligations	$45,671	$16	$45,655	$-	$-
Interest Expense	8,238	1	8,237	-	-
Operating leases	443	258	185	-	-
	$54,352	$275	$54,077	$-	$-

Not included in the table above is a potential obligation to pay an amount of up to 1% of the net present value of the Water Project in consideration of certain legal and advisory services to be provided to us by Brownstein Hyatt Farber Schreck LLP.  The primary services being provided are advising us as to Water Project design and implementation, permit approvals, environmental compliance, negotiation and drafting of agreements related to the Water Project.  This fee would be payable upon receipt of all environmental approvals and permits and the execution of binding agreements for at least 51% of the Water Project’s annual capacity.  A portion of this fee may be payable in stock.  Interim payments of up to $1.5 million, to be credited against the final total, would be made upon the achievement of certain specified milestones.  $500 thousand of these interim payments was earned in June 2009 in consideration for the legal and advisory services previously provided.  This arrangement may be terminated by either party upon 60 days notice, with any compensation earned but unpaid prior to termination payable following termination.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2010, all of the Company's indebtedness bore interest at fixed rates; therefore, the Company is not exposed to market risk from changes in interest rates on long-term debt obligations.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chairman and Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to its Board of Directors.  Based on their evaluation as of September 30, 2010, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

There are no material pending legal proceedings to which the Company is a party or of which any of the Company's property is the subject.

ITEM 1A.	Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

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

Cadiz Inc.

By:	/s/ Keith Brackpool	November 9, 2010
	Keith Brackpool	Date
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Timothy J. Shaheen	November 9, 2010
	Timothy J. Shaheen	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)