Form 10-K
period 2010-12-31
CADIZ INC
filed 2011-03-16
CIK 727273

united states
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-K

[√]           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2010

OR

[    ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from ..... to .....

Commission File Number 0-12114

Cadiz Inc.
(Exact name of registrant specified in its charter)

DELAWARE	77-0313235
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

550 S. Hope Street, Suite 2850
Los Angeles, CA	90071
(Address of principal executive offices)	(Zip Code)

(213) 271-1600
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	The NASDAQ Global Market
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in rule 405 under the Securities Act of 1933.
Yes ___  No  √
Indicate by a check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ___  No  √
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
Yes ___ No ___
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§220.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [√]
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2).
Large accelerated filer ___   Accelerated filer  √      Non-accelerated filer ___  Smaller Reporting Company ___
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ___  No  √
The aggregate market value of the common stock held by nonaffiliates as of June 30, 2010 was approximately $150,503,630 based on 12,469,232 shares of common stock outstanding held by nonaffiliates and the closing price on that date.  Shares of common stock held by each executive officer and director and by each entity that owns more than 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 7, 2011, the Registrant had 13,827,354 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant's definitive Proxy Statement to be filed for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.  The Registrant is not incorporating by reference any other documents within this Annual Report on Form 10-K except those footnoted in Part IV under the heading “Item 15. Exhibits, Financial Statement Schedules.

Cadiz Inc.

Table of Contents

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

In 1993, we secured permits for up to 9,600 acres of agricultural development at our 35,000-acre property in the Cadiz Valley and the withdrawal of more than one million acre-feet of groundwater from the underlying aquifer system.  Since that time, we have maintained various levels of agricultural development at the property and this development has provided our principal source of revenue.  Although sustainable agricultural development is an important and enduring component of our business, we believe that the long-term value of our assets can best be derived through the development of a combination of water supply, water storage, and solar energy projects at our properties.

The primary factors that drive the value of water supply projects are continued population growth and increasing pressure on water supplies throughout California.  Southern California in particular now faces the prospect of long-term and systematic water supply shortages resulting from restrictions on each of its three imported water sources: the State Water Project, the Colorado River and the Owens Valley.  As a result of these restrictions, water agencies must overcome significant projected supply deficiencies to meet existing and projected demands.  For example, despite experiencing above-average rainfall in each of the last two years, ongoing environmental and regulatory restrictions affecting California’s water supplies and infrastructure have forced many water providers to limit water deliveries to their customers.  Given that the present imbalance in annual supply and demand is projected to continue for many years into the future, water providers are now evaluating new sources of supply as a method to off-set their existing shortages.

Opportunities in the solar energy production market are being driven by a series of policy initiatives issued by the State of California and the United States government.  This includes California’s mandate to acquire 33% of the state’s electricity from renewable sources by 2020 and federal efforts to accelerate renewable energy and transmission project development in the Mojave Desert.  Energy companies, government agencies and environmental organizations are actively working to identify suitable locations for solar energy development to meet future energy needs and have encouraged development on private lands.

As a result of these developments in the water and energy sectors, we plan to continue to pursue water supply, water storage and solar energy projects at our properties.  At present, our development efforts are primarily focused on the Cadiz Valley Water Conservation, Recovery and Storage Project (“Water Project”), which involves the capture, delivery and storage of groundwater that is otherwise lost to evaporation.  We believe that the ultimate implementation of this Water Project will create the primary source of our future cash flow and, accordingly, our working capital requirements relate largely to the development activities associated with this Water Project.

(a)           General Development of Business

We are a Delaware corporation formed in 1992 to act as the surviving corporation in a Delaware reincorporation merger with Pacific Agricultural Holdings, Inc., a California corporation formed in 1983.

As part of our historical business strategy, we have conducted our land acquisition, water development activities, agricultural operations, and real estate development initiatives to maximize the long-term value of our properties and future prospects.  See “Narrative Description of Business” below.

Our initial focus was on the acquisition of land and the assembly of contiguous land holdings through property exchanges to prove the quantity and quality of water resources in the Mojave Desert region of eastern San Bernardino County.  We subsequently established agricultural operations on our properties in the Cadiz Valley and sought to develop the water resources underlying that site.

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

        In 1997, we entered into the first of a series of agreements with the Metropolitan Water District of Southern California (“Metropolitan”) to jointly design, permit, and build such a project (the “Cadiz Project” or “Project”).  Between 1997 and 2002, we and Metropolitan received substantially all of the state and federal approvals required for the permits necessary to construct and operate the Project, including a Record of Decision (“ROD”) from the U.S. Department of the Interior, which endorsed the Project and offered a right-of-way for construction of Project facilities.  In October 2002, Metropolitan’s staff brought the right-of-way matter before the Metropolitan Board of Directors.  By a very narrow margin, the Metropolitan Board voted not to accept the right-of-way grant and not to proceed with the Project.  Following Metropolitan’s decision, Cadiz began to pursue new partnerships and redesign the Project to meet the changing needs of Southern California’s water providers.

In September 2008, we secured a new right-of-way for the Project’s water conveyance pipeline by entering into a lease agreement with the Arizona & California Railroad Company.  The agreement allows Cadiz to utilize a portion of the railroad’s right-of-way for the Project water conveyance pipeline for a period up to 99 years.

In May 2009, we entered into a Memorandum of Understanding with the Natural Heritage Institute (“NHI”), a leading global environmental organization committed to protecting aquatic ecosystems, to assist with our efforts to sustainably manage the development of our Cadiz/Fenner property.  As part of this “Green Compact”, we will follow stringent plans for groundwater management and habitat conservation, and create a groundwater monitoring program for the Project.

In February 2010, we released new details of a comprehensive year-long study measuring the vast scale and recharge rate of the Cadiz aquifer system.  The study was conducted by internationally recognized environmental consulting firm CH2M HILL at the Project area utilizing new models produced by the U.S. Geological Survey in 2006 and 2008.  The work also included a series of new wells that were drilled to further understand the hydrology of the basin.  CH2M HILL and additional hydrology experts that have peer-reviewed the work confirmed the aquifer system can sustainably support the Water Project.  This body of additional science indicated that water that was not currently being put to beneficial use in the agricultural operations was being lost to evaporation on dry lakes and the system could be actively managed to provide a sustainable annual supply of water without harm to the environment.

In June 2010, we entered into environmental cost-sharing and option agreements with the Santa Margarita Water District (“SMWD”). Later that month, Three Valleys Municipal Water District (“TVMWD”) and Golden State Water Company (“Golden State”) signed similar agreements followed by Suburban Water Systems (“Suburban”) in October 2010.  As part of the agreements, the four water providers committed funds to an environmental review of the Project and also were granted the right to acquire a firm annual supply of water at a predetermined formula competitive with their incremental cost of new water.  Additionally, the providers acquired options to storage rights in the Project that will allow them to manage their supplies to complement their other water resources

The environmental review and permitting process for the Water Project is now underway.  As the first agency with a discretionary decision on the Project, SMWD has agreed to serve as the lead agency for this process.  ESA Associates, a leading environmental consulting firm, was retained to prepare the Water Project’s formal CEQA documentation.  The initial documentation providing Notice of Preparation of a Draft EIR has been released by SMWD for public review and comment.

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

(c)           Narrative Description of Business

Our business strategy is the development of our landholdings for their highest and best uses.  At present, our development activities include water resource, agricultural and solar energy development.

Water Resource Development

Our portfolio of water resources is located in proximity to the Colorado River and the Colorado River Aqueduct (“CRA”), the principal source of imported water for Southern California, and provides us with the opportunity to participate in a variety of water supply, water storage, and conservation programs with public agencies and other partners.

The Cadiz Valley Water Conservation, Recovery and Storage Project

We own approximately 35,000 acres of land and the subsurface strata, inclusive of the unsaturated soils and appurtenant water rights in the Cadiz and Fenner valleys of eastern San Bernardino County (the “Cadiz/Fenner Property”).  The aquifer system underlying this property is naturally recharged by precipitation (both rain and snow) within a watershed of approximately 1,300 square miles.  See Item 2, “Properties – The Cadiz/Fenner Valley Property”.

The Cadiz Valley Water Conservation, Recovery and Storage Project (the “Water Project”) is designed to supply, capture and conserve billions of gallons of renewable native groundwater currently being lost annually to evaporation from the aquifer system underlying our Cadiz/Fenner property.  By implementing established groundwater management practices, the Water Project will create a new, sustainable water supply for Project participants without adversely impacting the aquifer system or the desert environment.  The total quantity of groundwater to be recovered and conveyed to Project participants will not exceed a long-term annual average of approximately 50,000 acre-feet per year.  The Project also offers participants the ability to carry-over their annual supply and store it in the groundwater basin from year to year, as well as approximately one million acre-feet of storage capacity that can be used to store imported water.

Water Project facilities would include, among other things:

•	High yield wells designed to efficiently recover available native groundwater from beneath the Cadiz Project area;

•	A 44-mile conveyance pipeline to connect the well field to the CRA;

•	A pumping plant to pump water through the conveyance pipeline from the CRA to the Project well-field;

•	An energy source to provide power to the well-field, pipeline and pumping plant; and

•
Spreading basins, which are shallow settling ponds that will be configured to efficiently percolate water from the ground surface down to the water table using subsurface storage capacity for the storage of water, if an imported water storage component of the project is ultimately implemented.

In general, several elements are needed to implement such a project: (1) a pipeline right-of-way from the Colorado River Aqueduct to the Water Project area; (2) storage and supply agreements with one or more public water agencies or private water utilities; (3) environmental permits; and (4) construction and working capital financing.  As described below, the first three elements have been progressed on a concurrent basis.  The fourth is dependent on actions arising from the completion of the first three.

(1)	A Pipeline Right-of-Way from the Colorado River Aqueduct to the Water Project Area

In September 2008, we secured a right-of-way for the Water Project’s water conveyance pipeline by entering into a lease agreement with the Arizona & California Railroad Company.  The agreement allows for the use of a portion of the railroad’s right-of-way for a period up to 99 years to construct and operate the Water Project’s water conveyance pipeline. The pipeline would be used to convey water between our Cadiz/Fenner property and the Colorado River Aqueduct.

(2)	Storage and Supply Agreements with One or More Public Water Agencies or Private Water Utilities

In June 2010, we entered into option and environmental cost sharing agreements with three water providers: Santa Margarita Water District (“SMWD”), Golden State Water Company (a wholly-owned subsidiary of American States Water [NYSE: AWR]), and Three Valleys Municipal Water District.  The three water providers serve more than one million customers in cities throughout California’s San Bernardino, Riverside, Los Angeles, Orange and Ventura Counties.

In September 2010, we also entered into option and environmental cost sharing agreements with Suburban Water Systems, a wholly-owned subsidiary of SouthWest Water Company.  Suburban Water Systems provides water to a population of approximately 300,000 people in a 42-square-mile service area in California's Los Angeles and Orange counties.

Under the terms of the agreements with the four water providers, upon completion of the Water Project’s California Environmental Quality Act (“CEQA”) review, each agency will have the right to acquire an annual supply of 5,000 acre-feet of water at a pre-determined formula competitive with their incremental cost of new water.  SMWD also was given the option to purchase an additional 10,000 acre-feet of water per year.  In addition, the agencies have options to acquire storage rights in the Water Project to allow them to manage their supplies to complement their other water resources.

                We continue to work with additional water providers interested in acquiring rights to the remaining annual supply expected to be conserved by the Water Project and are in discussions with third parties regarding the imported storage aspect of this Project. We have also begun to develop an operating plan for the Water Project that will manage the delivery of conserved water to the Project’s subscribers.

(3)	Environmental Permits

In order to properly develop and quantify the sustainability of the Water Project, and prior to initiating the formal permitting process for the Water Project, we commissioned internationally recognized environmental consulting firm CH2M HILL to complete a comprehensive study of the water resources at the Project area.  Following a year of analysis, CH2M HILL released its study of the aquifer system in February 2010.   Utilizing new models produced by the U.S. Geological Survey in 2006 and 2008, the study estimated the total groundwater in storage in the aquifer system to be between 17 and 34 million acre-feet, a quantity on par with Lake Mead, the nation’s largest surface reservoir.  The study also identified a renewable annual supply of native groundwater in the aquifer system currently being lost to evaporation. CH2M HILL’s findings, which were peer reviewed by leading groundwater experts, confirmed that the aquifer system could sustainably support the Water Project.

Further, and also prior to beginning the formal environmental permitting process,  we entered into a Memorandum of Understanding with the Natural Heritage Institute (“NHI”), a leading global environmental organization committed to protecting aquatic ecosystems, to assist with our efforts to sustainably manage the development of our Cadiz/Fenner property.  As part of this “Green Compact,” we will follow stringent plans for groundwater management and habitat conservation, and create a groundwater management plan for the Water Project.

               In June 2010, as discussed in (2), above, we entered into environmental cost sharing agreements with all participating water providers.  The environmental cost sharing agreements created a framework for funds to be committed by each participant to share in the costs associated with the ongoing CEQA review work.  SMWD has agreed to serve as the lead agency for the review process.  In July 2010, ESA Associates, a leading environmental consulting firm, was retained to prepare the formal CEQA documentation.  In February 2011, SMWD issued a Notice of Preparation of a Draft Environmental Impact Report (DEIR) formally commencing the public portion of the CEQA permitting process for the Water Project.

(4)	Construction and Working Capital

Once the environmental review is concluded, we expect that we will complete economic agreements with the Water Project participants and make arrangements for the construction phase of the Water Project.  Construction would consist of well-field facilities at the Water Project site and a conveyance pipeline extending approximately 44 miles along the right-of-way described in (1), above, from the well-field to the Colorado River Aqueduct.

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

Additionally, we own acreage located near Danby Dry Lake, approximately 30 miles southeast of our landholdings in the Cadiz and Fenner valleys.  The Danby Lake property is located approximately 10 miles north of the CRA.  Initial hydrological studies indicate that it has excellent potential for a water supply project.

Agricultural Development

Within the Cadiz/Fenner property, 9,600 acres have been zoned for agriculture.  The infrastructure includes seven wells that are interconnected within this acreage, with total annual production capacity of approximately 13,000 acre feet of water.  Additionally, there are housing and kitchen facilities that support up to 300 employees.  The underlying groundwater, fertile soil, and desert temperatures are well suited for a wide variety of fruits and vegetables.

Permanent crops currently in commercial production include 160 acres of vineyards of certified organic, dried-on-the-vine raisins and 260 acres of lemons.  Both of these crops are farmed using sustainable agricultural practices.

Seasonal vegetable crops in 2010 included squash and beans.  All seasonal vegetable crops are grown organically.

We currently derive our agricultural revenues through the sale of our products in bulk or through independent packing facilities.  We incur all of the costs necessary to produce and harvest our organic raisin crop.  These raisins are then sold in bulk to a raisin processing facility.  We also incur all of the costs necessary to produce our lemon crop.  Once harvested, the lemons are shipped in bulk to a packing and sales facility.  In recent periods, our agricultural revenues have declined largely due to the removal of 640 acres of vineyard during the years 2004 through 2007 as the vineyard reached the end of its commercial life.  In 2009, we entered into a lease agreement with a third party to replace the acreage that was taken out of production by developing up to an additional 500 acres of lemon orchards.  We expect to receive lease income once the new lemon orchards reach commercial production through a profit sharing agreement within the lease.  The first 40 acres of this new orchard were planted in March 2010.

Although we plan to maintain our agricultural development, revenues will continue to vary from year to year based on acres in development, crop yields, and prices.  Further, we do not believe that our agricultural revenues are likely to be material to our overall results of operations once we begin to receive revenues from the Water Project.

Renewable Energy and Other Development Opportunities

In addition to the projects described above, we believe that our landholdings are suitable for other types of development, including solar energy production.  Located in an area with strong solar irradiation, proximity to existing utility corridors, appropriate topography, and access to water supplies, our properties could provide an ideal setting for solar energy generation.  Moreover, state, federal and local government entities, along with environmental organizations, have issued compelling calls to increase the production of renewable energy to reduce greenhouse gas emissions and the consumption of imported fossil fuels.  Solar energy development on private land, particularly in the Mojave Desert region where our properties are located, is being encouraged as an alternative to the use of federal desert lands.

We believe that we can ease the demand for the use of federal lands for siting solar facilities in the Mojave Desert by providing solar development opportunities on our significant, contiguous private landholdings.  Up to 20,000 acres at our Cadiz/Fenner property could potentially be made available for solar energy projects.  We are presently in discussions with energy companies interested in utilizing our landholdings for various types of solar energy development.

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

Employees

As of December 31, 2010, we employed 10 full-time employees (i.e. those individuals working more than 1,000 hours per year).  We believe that our employee relations are good.

Regulation

Our operations are subject to varying degrees of federal, state and local laws and regulations.  As we proceed with the development of our properties, including the Water Project, we will be required to satisfy various regulatory authorities that we are in compliance with the laws, regulations and policies enforced by such authorities.  Groundwater development, and the export of surplus groundwater for sale to entities such as public water agencies, is subject to regulation by specific existing statutes, in addition to general environmental statutes applicable to all development projects.  Additionally, we must obtain a variety of approvals and permits from state and federal governments with respect to issues that may include environmental issues, issues related to special status species, issues related to the public trust, and others.  Because of the discretionary nature of these approvals and concerns which may be raised by various governmental officials, public interest groups and other interested parties during both the development and the approval process, our ability to develop properties and realize income from our projects, including the Water Project, could be delayed, reduced or eliminated.

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

Our Development Activities Have Not Generated Significant Revenues

At present, our development activities include water resource, agricultural and solar energy development at our San Bernardino County properties.  We have not received significant revenues from our development activities to date and we do not know when, if ever, we will receive operating revenues sufficient to offset the costs of our development activities.  As a result, we continue to incur a net loss from operations.

We May Never Generate Significant Revenues or Become Profitable Unless We Are Able To Successfully Implement Programs To Develop Our Land Assets and Related Water Resources

We do not know the terms, if any, upon which we may be able to proceed with our water and other development programs.  Regardless of the form of our water development programs, the circumstances under which supplies or storage of water can be developed and the profitability of any supply or storage project are subject to significant uncertainties, including the risk of variable water supplies and changing water allocation priorities.  Additional risks include our ability to obtain all necessary regulatory approvals and permits, possible litigation by environmental or other groups, unforeseen technical difficulties, general market conditions for water supplies, and the time needed to generate significant operating revenues from such programs after operations commence.

The Development of Our Properties Is Heavily Regulated, Requires Governmental Approvals and Permits That Could Be Denied, and May Have Competing Governmental Interests and Objectives

In developing our land assets and related water resources, we are subject to local, state, and federal statutes, ordinances, rules and regulations concerning zoning, resource protection, environmental impacts, infrastructure design, subdivision of land, construction and similar matters.  Our development activities are subject to the risk of adverse interpretations or changes to U.S. federal, state and local laws, regulations and policies.  Further, our development activities require governmental approvals and permits.  If such permits were to be denied or granted subject to unfavorable conditions or restrictions, our ability to successfully implement our development programs would be adversely impacted.

The opposition of government officials may adversely affect our ability to obtain needed government approvals and permits upon satisfactory terms in a timely manner.  In this regard, federal government appropriations currently preclude spending for any proposal to store water for the purpose of export or for any activities associated with the approval of rights-of-way on lands managed by the Needles Field Office of the Bureau of Land Management.  As a result of our right-of-way with the Arizona & California Railroad Company, we do not believe federal approval will be required to implement the Project; however, even this may be subject to challenges.

A significant portion of our Cadiz/Fenner property is included in a study area as part of an ongoing Environmental Impact Statement (“EIS”) process for the expansion of the Marine Corp Air Ground Combat Center in Twentynine Palms, California.  There are currently six different alternatives being considered for base expansion and our property, including portions of the Project area and agricultural operations, are included in one of the six different alternatives being studied.  This alternative, however, was not selected as the "Preferred Alternative" in the base expansion project's Draft Environmental Impact Statement ("DEIS") issued by the U.S. Department of the Navy in February 2011.  As a result, we do not believe that our property will ultimately be impacted by expansion of the base.  In the event any of the Cadiz/Fenner Valley landholdings are included in the final expansion area, then we would be entitled to full fair market value compensation for any property taken.

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

Our Failure To Make Timely Payments of Principal and Interest on Our Indebtedness May Result in a Foreclosure on Our Assets

As of December 31, 2010, we had indebtedness outstanding to our senior secured lenders of approximately $51.412 million.  Our assets have been put up as collateral for this debt.  If we cannot generate sufficient cash flow to make principal and interest payments on this indebtedness when due, or if we otherwise fail to comply with the terms of agreements governing our indebtedness, we may default on our obligations.  If we default on our obligations, our lenders may sell off the assets that we have put up as collateral.  This, in turn, would result in a cessation or sale of our operations.

The Conversion of Our Outstanding Senior Indebtedness into Common Stock Would Dilute the Percentage of Our Common Stock Held by Current Stockholders

Our senior indebtedness is convertible into common stock at the election of our lenders.  As of December 31, 2010, our senior indebtedness was convertible into 1,765,773 shares of our common stock, an amount equal to approximately 11% of the number of fully-diluted shares of our common stock outstanding as of that date.  An election by our lenders to convert all or a portion of our senior secured indebtedness into common stock will dilute the percentage of our common stock held by current stockholders.

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

The Cadiz/Fenner Valley Property

Since 1983, we have acquired approximately 35,000 acres of largely contiguous land in the Cadiz and Fenner Valleys of eastern San Bernardino County, California.  This area is located approximately 30 miles north of the Colorado River Aqueduct (“CRA”).  In 1984, we conducted investigations of the feasibility of agricultural development of this land.  These investigations confirmed the availability of high-quality groundwater in quantities appropriate for agricultural development.

Additional independent geotechnical and engineering studies conducted since 1985 have confirmed that the Cadiz/Fenner property overlies an aquifer system that is ideally suited for the conservation, recovery and delivery of indigenous groundwater as well as the storage of conserved or imported water, as contemplated by the Water Project.  See Item 1, “Business – Narrative Description of Business – Water Resource Development”.

In November 1993, the San Bernardino County Board of Supervisors unanimously approved a General Plan Amendment establishing an agricultural land use designation for 9,600 acres of the property.  This action also allows for the withdrawal of more than 1,000,000 acre-feet of groundwater from the aquifer system underlying the property.

In February 2010, we released new details of a comprehensive year-long study measuring the vast scale and recharge rate of the Cadiz/Fenner aquifer system.  The study was conducted by internationally recognized environmental consulting firm CH2M HILL at the Project area utilizing new models produced by the U.S. Geological Survey in 2006 and 2008.  CH2M HILL and additional hydrology experts that have peer-reviewed the work confirmed the aquifer system can sustainably support the Water Project.

Other Eastern Mojave Properties

We also own approximately 10,800 additional acres in the eastern Mojave Desert, including the Piute and Danby Dry Lake properties.

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

Additionally, we own acreage located near Danby Dry Lake, approximately 30 miles southeast of our Cadiz/Fenner landholdings.  Our Danby Dry Lake property is located approximately 10 miles north of the Colorado River Aqueduct.  Initial hydrological studies indicate that it has excellent potential for water supply.

Executive Offices

We lease approximately 7,200 square feet of office space in Los Angeles, California for our executive offices.  The lease terminates in October 2012.  Current base rent under the lease is approximately $14,500 per month.

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

Debt Secured by Properties

Our assets have been pledged as collateral for $51.412 million of debt outstanding on December 31, 2010.  Information regarding interest rates and principal maturities is provided in Note 6 to the Consolidated Financial Statements.

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

	High	Low
Quarter Ended	Sales Price	Sales Price

2009:
March 31	$8.20	$7.51
June 30	$9.98	$9.37
September 30	$11.86	$11.44
December 31	$12.13	$11.92

2010:
March 31	$12.80	$12.50
June 30	$12.45	$11.41
September 30	$10.27	$9.71
December 31	$12.50	$12.14

On March 7, 2011, the high, low and last sales prices for the shares, as reported by Bloomberg, were $12.14, $11.50, and $11.57, respectively.

As of March 7, 2011, the number of stockholders of record of our common stock was 134.

To date, we have not paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.  Our senior secured convertible term loan has covenants that prohibit the payment of dividends.

All securities sold by us during the three years ended December 31, 2010, which were not registered under the Securities Act of 1933, as amended, have been previously reported in accordance with the requirements of Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

STOCK PRICE PERFORMANCE

        The stock price performance graph below compares the cumulative total return of Cadiz common stock against the cumulative total return of the Standard & Poor’s Small Cap 600 NASDAQ U.S. index and the Russell 2000® index for the past five fiscal years. The graph indicates a measurement point of December 31, 2005, and assumes a $100 investment on such date in Cadiz common stock, the Standard & Poor’s Small Cap 600 and the Russell 2000® indices. With respect to the payment of dividends, Cadiz has not paid any dividends on its common stock, but the Standard & Poor’s Small Cap 600 and the Russell 2000® indices assume that all dividends were reinvested. The stock price performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K into any filing under the Securities Act of 1933, as amended, except to the extent that Cadiz specifically incorporates this graph by reference, and shall not otherwise be deemed filed under such acts.

ITEM 6.  Selected Financial Data

The following selected financial data insofar as it relates to the years ended December 31, 2010, 2009, 2008, 2007, and 2006, has been derived from our audited financial statements.  The information that follows should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2010 included in Part IV of this Form 10-K.  See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

($ in thousands, except for per share data)
	Year Ended December 31,
	2010	2009	2008	2007	2006
Statement of Operations Data:
Total revenues	$1,023	$808	$992	$426	$614
Net loss	(15,899)	(14,399)	(15,909)	(13,633)	(13,825)
Net loss applicable to common stock	$(15,899)	$(14,399)	$(15,909)	$(13,633)	$(13,825)
Per share:
Net loss (basic and diluted)	$(1.16)	$(1.13)	$(1.32)	$(1.15)	$(1.21)
Weighted-average common shares outstanding	13,672	12,722	12,014	11,845	11,381

	December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Total assets	$48,936	$50,319	$47,412	$49,572	$50,326
Long-term debt	$44,403	$36,665	$33,975	$29,652	$25,881
Preferred stock, common stock and additional paid-in capital	$282,496	$276,884	$263,658	$254,102	$245,322
Accumulated deficit	$(281,550)	$(265,651)	$(251,252)	$(235,343)	$(221,710)
Stockholders' equity	$946	$11,233	$12,406	$18,759	$23,612

Common shares issued and outstanding have increased from 11,330,463 in 2005 to 13,677,772 in 2010.  The increase is primarily due to the issuance of shares to investors in private placements, the issuance of shares to investors upon the conversion of preferred stock and warrant exercises, and the issuance of shares to employees, vendors and lenders.

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

In 1993, we secured permits for up to 9,600 acres of agricultural development at our 35,000-acre property in the Cadiz Valley and the withdrawal of more than one million acre-feet of groundwater from the underlying aquifer system. Since that time, we have maintained various levels of agricultural development at the property and this development has provided our principal source of revenue.  Although sustainable agricultural development is an important and enduring component of our business, we believe that the long-term value of our assets can best be derived through the development of a combination of water supply, water storage, and solar energy projects at our properties.

The primary factors that drive the value of water supply projects are continued population growth and increasing pressure on water supplies throughout California.  Southern California in particular now faces the prospect of long-term and systematic water supply shortages resulting from restrictions on each of its three imported water sources:  the State Water Project, the Colorado River and the Owens Valley.  As a result of these restrictions, water agencies must overcome significant projected supply deficiencies to meet existing and projected demands.  For example, despite experiencing above-average rainfall in each of the last two years, ongoing environmental and regulatory restrictions affecting California’s water supplies and infrastructure have forced many water providers to limit water deliveries to their customers. Given that the present imbalance in annual supply and demand is projected to continue for many years into the future, water providers are now evaluating new sources of supply as a method to off-set their existing shortages.

Opportunities in the solar energy production market are being driven by a series of policy initiatives issued by the State of California and the United States government.  This includes California’s mandate to acquire 33% of the state’s electricity from renewable sources by 2020 and federal efforts to accelerate renewable energy and transmission project development in the Mojave Desert.  Energy companies, government agencies and environmental organizations are actively working to identify suitable locations for solar energy development to meet future energy needs and have encouraged development on private lands.

As a result of these developments in the water and energy sectors, we plan to continue to pursue water supply, water storage and solar energy projects at our properties.  At present, our development efforts are primarily focused on the Cadiz Valley Water Conservation, Recovery and Storage Project (“Water Project”), which involves the capture, delivery and storage of groundwater that is otherwise lost to evaporation.  We believe that the ultimate implementation of this Water Project will create the primary source of our future cash flow and, accordingly, our working capital requirements relate largely to the development activities associated with this Water Project.

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

In general, several elements are needed to implement such a project: (1) a pipeline right-of-way from the Colorado River Aqueduct to the Water Project area; (2) storage and supply agreements with one or more public water agencies or private water utilities; (3) environmental permits; and (4) construction and working capital financing.  As described below, the first three elements have been progressed on a concurrent basis.  The fourth is dependent on actions arising from the completion of the first three.

(1)	A Pipeline Right-of-Way from the Colorado River Aqueduct to the Water Project Area

In September 2008, we secured a right-of-way for the Water Project’s water conveyance pipeline by entering into a lease agreement with the Arizona & California Railroad Company.  The agreement allows for the use of a portion of the railroad’s right-of-way for a period up to 99 years to construct and operate the Water Project’s water conveyance pipeline.  The pipeline would be used to convey water between our Cadiz/Fenner property and the Colorado River Aqueduct.

(2)	Storage and Supply Agreements with One or More Public Water Agencies or Private Water Utilities

In June 2010, we entered into option and environmental cost sharing agreements with three water providers: Santa Margarita Water District (“SMWD”), Golden State Water Company (a wholly-owned subsidiary of American States Water [NYSE: AWR]) and Three Valleys Municipal Water District.  The three water providers serve more than one million customers in cities throughout California’s San Bernardino, Riverside, Los Angeles, Orange and Ventura Counties.

In September 2010, we also entered into option and environmental cost sharing agreements with Suburban Water Systems, a wholly-owned subsidiary of SouthWest Water Company.  Suburban Water Systems provides water to a population of approximately 300,000 people in a 42-square-mile service area in California's Los Angeles and Orange counties.

Under the terms of the agreements with the four water providers, upon completion of the Water Project’s California Environmental Quality Act (“CEQA”) review, each agency will have the right to acquire an annual supply of 5,000 acre-feet of water at a pre-determined formula competitive with their incremental cost of new water.  SMWD also was given the option to purchase an additional 10,000 acre-feet of water per year.  In addition, the agencies have options to acquire storage rights in the Water Project to allow them to manage their supplies to complement their other water resources. The option agreements had no impact on our operations, financial position, or cash flows for the year-ended December 31, 2010.

            We continue to work with additional water providers interested in acquiring rights to the remaining annual supply expected to be conserved by the Water Project and are in discussions with third parties regarding the imported storage aspect of this Project.  We have also begun to develop an operating plan for the Water Project that will manage the delivery of conserved water to the Project’s subscribers.

(3)	Environmental Permits

In order to properly develop and quantify the sustainability of the Water Project, and prior to initiating the formal permitting process for the Water Project, we commissioned internationally recognized environmental consulting firm CH2M HILL to complete a comprehensive study of the water resources at the Project area.  Following a year of analysis, CH2M HILL released its study of the aquifer system in February 2010.  Utilizing new models produced by the U.S. Geological Survey in 2006 and 2008, the study estimated the total groundwater in storage in the aquifer system to be between 17 and 34 million acre-feet, a quantity on par with Lake Mead, the nation’s largest surface reservoir.  The study also identified a renewable annual supply of native groundwater in the aquifer system currently being lost to evaporation.  CH2M HILL’s findings, which were peer reviewed by leading groundwater experts, confirmed that the aquifer system could sustainably support the Water Project.

Further, and also prior to beginning the formal environmental permitting process,  we entered into a Memorandum of Understanding with the Natural Heritage Institute (“NHI”), a leading global environmental organization committed to protecting aquatic ecosystems, to assist with our efforts to sustainably manage the development of our Cadiz/Fenner property.  As part of this “Green Compact,” we will follow stringent plans for groundwater management and habitat conservation, and create a groundwater management plan for the Water Project.

               In June 2010, as discussed in (2), above, we entered into environmental cost sharing agreements with all participating water providers.  The environmental cost sharing agreements created a framework for funds to be committed by each participant to share in the costs associated with the ongoing CEQA review work.  SMWD has agreed to serve as the lead agency for the review process. In July 2010, ESA Associates, a leading environmental consulting firm, was retained to prepare the formal CEQA documentation.  In February 2011, SMWD issued a Notice of Preparation of a Draft Environmental Impact Report (DEIR) formally commencing the public portion of the CEQA permitting process for the Water Project.

(4)	Construction and Working Capital

Once the environmental review is concluded, we expect that we will complete economic agreements with the Water Project participants and make arrangements for the construction phase of the Water Project.  Construction would consist of well-field facilities at the Water Project site and a conveyance pipeline extending approximately 44 miles along the right-of-way described in (1), above, from the well-field to the Colorado River Aqueduct.

Agricultural Development

Within the Cadiz/Fenner property, 9,600 acres have been zoned for agriculture.  The infrastructure includes seven wells that are interconnected within this acreage, with total annual production capacity of approximately 13,000 acre feet of water.  Additionally, there are housing and kitchen facilities that support up to 300 employees.  The underlying groundwater, fertile soil, and desert temperatures are well suited for a wide variety of fruits and vegetables.

Permanent crops currently in commercial production include 160 acres of vineyards of certified organic, dried-on-the-vine raisins and 260 acres of lemons.  Both of these crops are farmed using sustainable agricultural practices.

Seasonal vegetable crops in 2010 included squash and beans.  All seasonal vegetable crops are grown organically.

We currently derive our agricultural revenues through the sale of our products in bulk or through independent packing facilities.  We incur all of the costs necessary to produce and harvest our organic raisin crop.  These raisins are then sold in bulk to a raisin processing facility.  We also incur all of the costs necessary to produce our lemon crop.  Once harvested, the lemons are shipped in bulk to a packing and sales facility.  In recent periods, our agricultural revenues have declined largely due to the removal of 640 acres of vineyard during the years 2004 through 2007 as the vineyard reached the end of its commercial life.  In 2009, we entered into a lease agreement with a third party to replace the acreage that was taken out of production by developing up to an additional 500 acres of lemon orchards.  We expect to receive lease income once the new lemon orchards reach commercial production through a profit sharing agreement within the lease.  The first 40 acres of this new orchard were planted in March 2010.

Although we plan to maintain our agricultural development, revenues will continue to vary from year to year based on acres in development, crop yields, and prices.  Further, we do not believe that our agricultural revenues are likely to be material to our overall results of operations once we begin to receive revenues from the Water Project.

Renewable Energy and Other Development Opportunities

In addition to the projects described above, we believe that our landholdings are suitable for other types of development, including solar energy production.  Located in an area with strong solar irradiation, proximity to existing utility corridors, appropriate topography, and access to water supplies, our properties could provide an ideal setting for solar energy generation. Moreover, state, federal and local government entities, along with environmental organizations, have issued compelling calls to increase the production of renewable energy to reduce greenhouse gas emissions and the consumption of imported fossil fuels.  Solar energy development on private land, particularly in the Mojave Desert region where our properties are located, is being encouraged as an alternative to the use of federal desert lands.

We believe that we can ease the demand for the use of federal lands for siting solar facilities in the Mojave Desert by providing solar development opportunities on our significant, contiguous private landholdings.  Up to 20,000 acres at our Cadiz/Fenner property could potentially be made available for solar energy projects.  We are presently in discussions with energy companies interested in utilizing our landholdings for various types of solar energy development.

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

Results of Operations

(a)           Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

We have not received significant revenues from our water resource and real estate development activity to date.  Our revenues have been limited to our agricultural operations.  As a result, we continue to incur a net loss from operations.  We had revenues of $1.0 million for the year ended December 31, 2010, and $0.8 million for the year ended December 31, 2009.  The increase in revenue is primarily due to a larger raisin and lemon harvest in 2010 in comparison to 2009.  The net loss totaled $15.9 million for the year ended December 31, 2010, compared with a net loss of $14.4 million for the year ended December 31, 2009.  The higher 2010 loss was primarily due to higher stock based non-cash compensation costs related to shares and options issued under the 2009 Equity Incentive Plan.

Our primary expenses are our ongoing overhead costs (i.e. general and administrative expense) and our interest expense.  We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

Revenues.  Revenue totaled $1.0 million during the year ended December 31, 2010, compared to $0.8 million during the year ended December 31, 2009.  The increase in revenue was primarily due to a larger raisin and lemon harvest in 2010 in comparison to 2009.  2010 revenues included $0.7 million of revenues related to citrus crop sales, which were up $0.1 million from the prior year, and $0.3 million of revenues related to raisin sales, which were up $0.1 million from the prior year.

Cost of Sales.  Cost of Sales totaled $0.9 million during the year ended December 31, 2010, compared with $1.1 million during the year ended December 31, 2009.  The higher cost of sales for the year ended December 31, 2009, related largely to a reduction in carrying costs of the 2008 raisin inventory resulting in a write-down of inventory in 2009.

General and Administrative Expenses. General and administrative expenses during the year ended December 31, 2010, totaled $10.8 million compared with $9.4 million for the year ended December 31, 2009.  Non-cash compensation costs related to stock and option awards are included in general and administrative expenses.

Compensation costs from stock and option awards for the year ended December 31, 2010 totaled $4.0 million compared with $2.3 million for the year ended December 31, 2009.  The higher 2010 expense related largely to the issuance of restricted shares and the vesting of options that were issued under our 2009 Equity Incentive Plan.

Other general and administrative expenses, exclusive of stock based compensation costs, totaled $6.8 million in the year ended December 31, 2010, compared with $7.1 million for the year ended December 31, 2009.  The higher 2009 expenses were primarily due to new hydrological studies and an incentive fee earned for certain legal and advisory services upon completion of milestones associated with the Water Project.

Depreciation.  Depreciation expenses totaled $0.3 million for the year ended December 31, 2010, compared to $0.3 million for 2009.

Interest Expense, net.  Net interest expense totaled $4.7 million during the year ended December 31, 2010, compared to $4.3 million during 2009.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Year Ended December 31,
	2010	2009

Interest on outstanding debt	$2,782	$2,356
Amortization of debt discount	1,918	1,937
Amortization of deferred loan costs	42	56
Interest income	(8)	(35)

	$4,734	$4,314

The interest on outstanding debt increased from $2.4 million to $2.8 million due to the increase in interest rate from 5% to 6% per annum on the senior secured convertible term loan and the increase in debt outstanding under the new working capital facility, while the amortization of debt discount decreased slightly due to extension of the accretion schedule related to the conversion option embedded in the term loan.  2010 interest income decreased to $8 thousand from $35 thousand in the prior year due to lower short-term interest rates and a more conservative investment policy.

Debt Refinancing.  Deferred loan costs, which are primarily legal fees, are amortized over the life of each loan agreement.  In June 2006, we refinanced our term loan with ING Capital LLC (“ING”) with a new senior secured convertible term loan with a different lender.  As a result, $408,000 of legal fees were capitalized and will be amortized over the 7 year life of the loan agreement.  An additional $105,000 of lender fees were capitalized when the term loan was modified in October 2010.  These fees will be amortized over the remaining life of the term loan.  In June 2009 and October 2010, the term loan was modified as to certain of its conversion features.  As a result of the of these convertible debt arrangements, the change in conversion value between the original and modified instrument totaled approximately $3.2 million, which was recorded as additional debt discount with an offsetting amount recorded as additional paid-in capital.  Such debt discount is accreted to the redemption value of the instrument over the remaining term of the loan as additional interest expense.  In connection with the modification transaction in October 2010, a derivative liability related to the conversion option was recorded.  This derivative liability had a fair value of $451 thousand at December 31, 2010, and will be marked-to-market at the end of each reporting period and recorded as other income (expense).

(b)           Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

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

Compensation costs from stock and option awards for the year ended December 31, 2009 totaled $2.3 million compared with $4.4 million for the year ended December 31, 2008.  The expense reflects the vesting schedule of the 2007 Management Equity Incentive Plan stock awards that became effective in July 2007.  Of these amounts, $1.2 million in 2009 and $3.1 million in 2008 relate to Milestone Based Deferred Stock, none of which were ultimately issued.  Shares and options issued under the Plans vested over varying periods from the date of issue to January 2011.

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

Liquidity and Capital Resources

(a)           Current Financing Arrangements

As we have not received significant revenues from our development activities to date, we have been required to obtain financing to bridge the gap between the time water resource and other development expenses are incurred and the time that revenue will commence.  Historically, we have addressed these needs primarily through secured debt financing arrangements, private equity placements and the exercise of outstanding stock options and warrants.

We have worked with our secured lenders to structure our debt in a way which allows us to continue development of the Water Project and minimize the dilution of the ownership interests of common stockholders. In June 2006, we entered into a $36.4 million five year zero coupon senior secured convertible term loan with Peloton Partners LLP (through an affiliate) and another lender (the “Term Loan”).  On April 16, 2008, we were advised that Peloton had assigned its interest in the Term Loan to an affiliate of Lampe Conway & Company LLC (“Lampe Conway”), and Lampe Conway subsequently replaced Peloton as administrative agent of the loan.  On June 4, 2009, we completed arrangements to amend the Term Loan with Lampe Conway which modified certain of the conversion features and extended the maturity date to June 29, 2013.

On October 19, 2010 we closed a new $10 million working capital facility with Lampe Conway and our other participating lender (“the Lenders”).  Under the terms of the new $10 million facility, the Company drew the first $5 million on the Closing Date (“First Tranche”). At the Company’s option, it may draw up to an additional $5 million over the 12 months following the Closing Date (“Second Tranche”). All interest on outstanding balances will accrue at 6%, with no principal or interest payments required before the new facility’s June 29, 2013 maturity date, consistent with the Company’s existing term debt facility.

The First Tranche (including accrued interest) is convertible at any time into the Company’s common stock at a price of $13.50 per share and the Second Tranche (including accrued interest), if drawn, would be convertible into the Company’s common stock at $12.50 per share.

Also on the Closing Date, the Company’s existing Term Loan with the Lenders was modified as to certain of its conversion features:

•
$20.62 million of the existing convertible debt has been changed to allow for up to $2.5 million of this amount to be converted at any time into the Company’s common stock at the price of $13.50 per share, with the remaining amount becoming non-convertible.

•
If the Second Tranche is drawn, approximately $20 million of additional existing debt would be changed to allow for up to $5 million of this amount to be converted at any time into the Company’s common stock at $12.50 per share, with the remaining amount becoming non-convertible.

•	The final $4.55 million of the existing debt continues to be convertible at $7 per share.

The Term Loan is collateralized by substantially all of the assets of the Company, and contains representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company’s ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on the Company’s ability to issue additional common stock to fund future working capital needs.

As a result of the modifications of the convertible debt arrangement in June 2009 and October 2010, the change in conversion value between the original and modified instrument totaling approximately $3.2 million was recorded as additional debt discount with an offsetting amount recorded as additional paid-in capital.  Such debt discount is accreted to the redemption value of the instrument over the remaining term of the loan as additional interest expense.  In connection with the modification transaction in October 2010, the Company recorded a derivative liability related to the conversion option.  This derivative liability had a fair value of $451 thousand at December 31, 2010, and will be marked-to-market at the end of each reporting period and recorded as other income (expense).

The debt covenants associated with the loan were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At December 31, 2010, we were in compliance with our debt covenants.

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

At December 31, 2010, we had no outstanding credit facilities other than the Convertible Term Loan.

Cash Used for Operating Activities.  Cash used for operating activities totaled $6.8 million for the year ended December 31, 2010, and $6.4 million for the year ended December 31, 2009.  The cash was primarily used to fund general and administrative expenses related to our water development efforts.

Cash Used In (Provided by) Investing Activities.  Cash used in investing activities in the year ended December 31, 2010, was $1.2 million, compared with $4.4 million of cash provided by investing activities during the same period in 2009.  The 2009 period included $4.5 million of short-term deposits that matured, which were not considered cash equivalents.  The 2010 period included additional investments in well-field and environmental work related to progressing the Water Project.

Cash Provided by Financing Activities.  Cash provided by financing activities totaled $5.0 million for the year ended December 31, 2010, compared with $8.9 million for the year ended December 31, 2009.  The 2010 results reflect $5.0 million in proceeds received under our new working capital facility.  The 2009 cash provided included $1.7 million of proceeds from the issuance of 162,849 shares of common stock at $10.50 per share upon exercise of outstanding warrants, and $7.1 million of proceeds from a private placement.  See “Current Financing Arrangements” above.

(b)           Outlook

Short Term Outlook.  The $10 million new working capital facility, which closed on October 19, 2010, together with our existing cash resources, provide us with sufficient funds to meet our expected working capital needs through fiscal year 2011.  Based on our current and anticipated usage of cash resources, we will require additional working capital commencing during the first quarter of fiscal 2012 to meet our cash resource needs from that point forward and to continue to finance our operations until such time as our asset development programs produce revenue.  If we are unable to generate this from our current development activities, then we will need to seek additional equity financing in the capital markets.  We expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities.  See "Long Term Outlook", below.  No assurances can be given, however, as to the availability or terms of any new financing.

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

(3) Valuation of Goodwill and Long-Lived Asset.  The Company assesses long-lived assets, excluding goodwill, for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. If it is determined that the carrying value of long-lived assets may not be recoverable, the impairment is measured by using the projected discounted cash-flow method.  The Company reevaluates the carrying value of its water program annually.

The Company tests goodwill for impairment annually as of December 31st, or more frequently if events or circumstances indicate carrying values may not be recoverable, using the projected discounted cash-flow method.

The Company uses a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any) for the Company.  The step 1 calculation, used to identify potential impairment, compares the estimated fair value of the Company to its net carrying value (book values), including goodwill, on the measurement date.  If the fair value of the Company is less than its carrying value, step 2 of the impairment test is required to measure the amount of the impairment loss (if any).

The step 2 calculation of the impairment test compares the implied fair value of the goodwill to the carrying value of goodwill. The implied fair value of goodwill represents the excess of the estimated fair value above the fair value of the Company's identified assets and liabilities.  If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess (not to exceed the carrying value of goodwill).  The determination of the fair value of its assets and liabilities is performed as of the measurement date using observable market data before and after the measurement date (if that subsequent information is relevant to the fair value on the measurement date).

(4)  Deferred Tax Assets and Valuation Allowances.  To date, the Company has not generated significant revenue from its water development programs, and it has a history of net operating losses.  As such, the Company has generated significant deferred tax assets, including large net operating loss carry forwards for federal and state income taxes for which it has recorded a full valuation allowance.  Management is currently working on water storage, water supply, agriculture and solar energy  development projects, including the Water Project, that are designed to generate future taxable income, although there can be no guarantee that this will occur.  If taxable income is generated in future years, some portion or all of the valuation allowance will be reversed, and an increase in net income would consequently be reported.

(d)           New Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies”.

(e)           Off Balance Sheet Arrangements

Cadiz does not have any off balance sheet arrangements at this time.

(f)           Certain Known Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long term debt obligations	$51,432	$16	$51,416	$-	$-

Interest payable	8,362	1	8,361	-	-

Operating leases	614	322	292	-	-
	$60,408	$339	$60,069	$-	$-

Long-term debt included in the table above primarily reflects the Convertible Term Loan, which is described above in Item 7,”Management’s Discussion and Analysis of Financial Condition and Results of Operation; Liquidity and Capital Resources”.  Operating leases include the lease of the Company’s executive offices, as described in Item 2, “Properties”.

            Not included in the table above is a potential obligation to pay an amount of up to 1% of the net present value of the Water Project in consideration of certain legal and advisory services to be provided to us by Brownstein Hyatt Farber Schreck LLP.  The primary services being provided are advising us as to Water Project design and implementation, permit approvals, environmental compliance, negotiation and drafting of agreements related to the Water Project.  This fee would be payable upon receipt of all environmental approvals and permits and the execution of binding agreements for at least 51% of the Water Project’s annual capacity.  A portion of this fee may be payable in stock.  Interim payments of $1.5 million, to be credited against the final total, would be made upon the achievement of certain specified milestones.  $500 thousand of these interim payments was earned in June 2009 in consideration for the legal and advisory services previously provided.  No further milestones have been met as of December 31, 2010.  This arrangement may be terminated by either party upon 60 days notice, with any compensation earned but unpaid prior to termination payable following termination.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2010, all of our indebtedness bore interest at fixed rates; therefore, we are not exposed to market risk from changes in interest rates on long-term debt obligations.

ITEM 8.  Financial Statements and Supplementary Data

The information required by this item is submitted in response to Part IV below. See the Index to Consolidated Financial Statements.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

ITEM 9A.  Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chairman and Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to our Board of Directors.  Based on their evaluation as of December 31, 2010, our Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the criteria in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.  The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2010.

ITEM 11.  Executive Compensation

The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2010.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2010.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2010.

ITEM 14.  Principal Accounting Fees and Services

The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2010.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

1.	Financial Statement. See Index to Consolidated Financial Statements.

2.	Financial Statement Schedule. See Index to Consolidated Financial Statements.

3.	Exhibits.

The following exhibits are filed or incorporated by reference as part of this Form 10-K.

3.1	Cadiz Certificate of Incorporation, as amended(1)

3.2	Amendment to Cadiz Certificate of Incorporation dated November 8, 1996(2)

3.3	Amendment to Cadiz Certificate of Incorporation dated September 1, 1998(3)

3.4	Amendment to Cadiz Certificate of Incorporation dated December 15, 2003(4)

3.5	Certificate of Elimination of Series D Preferred Stock, Series E-1 Preferred Stock and Series E-2 Preferred Stock of Cadiz Inc. dated December 15, 2003(4)

3.6	Certificate of Elimination of Series A Junior Participating Preferred Stock of Cadiz Inc., dated March 25, 2004(4)

3.7	Amended and Restated Certificate of Designations of Series F Preferred Stock of Cadiz Inc.(5)

3.8	Cadiz Bylaws, as amended (6)

3.9	Second Amended and Restated Certificate of Designations of Series F Preferred Stock of Cadiz Inc. dated June 30, 2006, as corrected by Certificate of Correction dated March 14, 2007(14)

3.10	Certificate of Elimination of Series F Preferred Stock of Cadiz Inc. (as filed August 3, 2007)(16)

4.1	Form of Subscription Agreement used for issuance of Units in November 2008(7)

4.2	Form of Subscription Agreement used for issuance of Units in December 2008(7)

4.3	Form of Warrant Agreement (Non-Callable)(7)

4.4	Form of Subscription Agreement used for issuance of Units in October and November 2009(8)

4.5	Form of Warrant Agreement(8)

10.1	Limited Liability Company Agreement of Cadiz Real Estate LLC dated December 11, 2003(4)

10.2	Amendment No. 1, dated October 29, 2004, to Limited Liability Company Agreement of Cadiz Real Estate LLC(9)

10.3	Consulting Agreement dated August 1, 2002 by and between Richard Stoddard and Cadiz Inc., and Extension of Consulting Agreement dated January 1, 2004 by and between Richard Stoddard and Cadiz Inc.(9)

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

10.15	2009 Equity Incentive Plan(21)

10.16	Letter of Intent with Golden State Water Company dated June 1, 2009(8)

10.17	Services and Exclusivity Agreement with Layne Christensen Company dated November 2, 2009, as amended by amendments dated January 4, 2010, January 27, 2010 (22)

10.18	Form of Option Agreement with Santa Margarita Water District(23)

10.19	Form of Environmental Processing and Cost Sharing Agreement with Santa Margarita Water District(23)

10.20	Form of Environmental Processing and Cost Sharing Agreement with Three Valleys Municipal Water District(23)

10.21	Option Agreement with Golden State Water Company dated June 25, 2010(24)

10.22	Option Agreement with Suburban Water Systems dated October 4, 2010(25)

10.23
Amendment No. 3 to the Credit Agreement and Amendment No. 2 to the Registration Rights Agreement among Cadiz Inc. and Cadiz Real Estate LLC, as Borrowers, the Several Lenders from time to time parties thereto, and LC Capital Master Fund Ltd., as Administrative Agent, dated as of October 19, 2010 (26)

10.24	Amendment No. 3 to the Services and Exclusivity Agreement with Layne Christensen Company dated April 8, 2010

10.25	Amendment to consulting agreement with Richard E. Stoddard dated January 1, 2011

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Keith Brackpool, Chairman and Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Keith Brackpool, Chairman and Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________________________________________________________________

(1)	Previously filed as an Exhibit to our Registration Statement of Form S-1 (Registration No. 33-75642) declared effective May 16, 1994 filed on February 23, 1994
(2)	Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended September 30, 1996 filed on November 14, 1996
(3)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 filed on November 13, 1998
(4)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003 filed on November 2, 2004
(5)	Previously filed as an Exhibit to our Current Report on Form 8-K dated November 30, 2004 filed on December 2, 2004
(6)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed on August 13, 1999
(7)	Previously filed as an Exhibit to Amendment No. 1 to our Registration Statement on Form S-3 (Registration No. 333-156502) filed on January 27, 2009
(8)	Previously filed as an Exhibit to our Registration Statement on Form S-3 (Registration No. 333-163321) filed on November 24, 2009
(9)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed on March 31, 2005
(10)	Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 14, 2005
(11)	Previously filed as an Exhibit to our Registration Statement on Form S-3 (Registration No. 333-126117) filed on July 28, 2006
(12)	Previously filed as an Exhibit to our Current Report on Form 8-K dated October 4, 2006 and filed October 4, 2006
(13)	Previously filed as Appendix B to our definitive proxy dated October 10, 2006 and filed October 10, 2006
(14)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 16, 2007
(15)	Previously filed as Appendix A to our definitive proxy dated April 27, 2007 and filed April 27, 2007

(16)	Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 6, 2007
(17)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 14, 2008
(18)	Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended September 30, 2008 on November 10,2008
(19)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on August 10, 2009
(20)	Previously filed as an Exhibit to the Post-Effective Amendment No. 1 to our Registration Statement on Form S-3 (Registration No. 333-136117) filed on August 3, 2009
(21)	Previously filed as Appendix A to our definitive proxy dated November 3, 2009, and filed on November 5, 2009
(22)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 15, 2010
(23)	Previously filed as an Exhibit to our Current Report on Form 8-K dated June 23, 2010 and filed on June 24, 2010
(24)	Previously filed as an Exhibit to our Current Report on Form 8-K dated June 25, 2010 and filed on June 28, 2010
(25)	Previously filed as an Exhibit to our Current Report on Form 8-K dated October 4, 2010 and filed on October 7, 2010
(26)	Previously filed as an Exhibit to our Current Report on Form 8-K dated October 19, 2010 and filed on October 20, 2010

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cadiz Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cadiz, Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Los Angeles, California
March 16, 2011

Cadiz Inc.

Consolidated Statements of Operations

	Year Ended December 31,
(In thousands, except per share data)	2010	2009	2008

Total revenues	$1,023	$808	$992

Costs and expenses:
Cost of sales (exclusive of depreciation shown below)	927	1,102	1,098
General and administrative	10,801	9,445	11,154
Depreciation	344	342	341

Total costs and expenses	12,072	10,889	12,593

Operating loss	(11,049)	(10,081)	(11,601)

Interest expense, net	(4,734)	(4,314)	(4,302)
Other expense, net	(110)	-	-

Net loss before income taxes	(15,893)	(14,395)	(15,903)

Income tax expense	6	4	6

Net loss applicable to common stock	$(15,899)	$(14,399)	$(15,909)

Basic and diluted net loss per share	$(1.16)	$(1.13)	$(1.32)

Weighted-average shares outstanding	13,672	12,722	12,014

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Balance Sheets
	December 31,
($ in thousands)	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$5,911	$8,878
Accounts receivable	277	175
Prepaid expenses and other	299	362

Total current assets	6,487	9,415

Property, plant, equipment and water programs, net	38,315	36,613
Goodwill	3,813	3,813
Other assets	321	478

Total assets	$48,936	$50,319

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$358	$499
Accrued liabilities	1,518	829
Current portion of long term debt	16	20

Total current liabilities	1,892	1,348

Long-term debt	44,403	36,665
Derivative liabilities	451	-
Tax liability	321	321
Other long-term liabilities	923	752

Total liabilities	47,990	39,086

Commitments and contingencies (Note 12)

Stockholders' equity:

Common stock - $0.01 par value; 70,000,000 shares Authorized; shares issued and outstanding: 13,677,772 at December 31, 2010, and 13,500,997 at December 31, 2009	137	135

Additional paid-in capital	282,359	276,749
Accumulated deficit	(281,550)	(265,651)
Total stockholders' equity	946	11,233

Total liabilities and stockholders' equity	$48,936	$50,319

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2010	2009	2008

Cash flows from operating activities:
Net loss	$(15,899)	$(14,399)	$(15,909)
Adjustments to reconcile net loss to net cash
Used for operating activities:
Depreciation	344	342	341
Amortization of deferred loan costs	42	56	77
Amortization of debt discount	1,918	1,937	2,299
Interest added to loan principal	2,782	2,356	2,033
Unrealized loss on derivative liability	110	-	-
Compensation charge for stock awards and share options	4,009	2,273	4,358
Issuance of stock for services	-	500	135
Changes in operating assets and liabilities:
Increase in accounts receivable	(102)	(109)	(46)
Decrease (increase) in prepaid expenses and other	63	145	(291)
Decrease in other assets	220	194	-
(Decrease) increase in accounts payable	(141)	252	(161)
Increase (decrease) in accrued liabilities	(107)	(30)	27
Increase in tax liability	-	105	4

Net cash used for operating activities	(6,761)	(6,378)	(7,133)

Cash flows from investing activities:
Investments in short-term deposits	-	-	(4,500)
Additions to property, plant and equipment	(1,184)	(119)	(93)
Proceeds from sale of marketable securities	-	4,500	-
Other assets	-	-	(235)

Net cash (used for) provided by investing activities	(1,184)	4,381	(4,828)

Cash flows from financing activities:
Net proceeds from issuance of common stock	-	8,835	5,063
Proceeds from issuance of long-term debt	5,000	46	-
Principal payments on long-term debt	(22)	(20)	(9)

Net cash provided by financing activities	4,978	8,861	5,054

Net (decrease) increase in cash and cash equivalents	(2,967)	6,864	(6,907)

Cash and cash equivalents, beginning of period	8,878	2,014	8,921

Cash and cash equivalents, end of period	$5,911	$8,878	$2,014

See accompanying notes to the consolidated financial statement.

Cadiz Inc.

Consolidated Statements of Stockholders' Equity

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of December 31, 2007	11,903,611	$119	$253,983	$(235,343)	$18,759

Issuance of shares pursuant to stock awards	54,599	1	-	-	1
Issuance of shares pursuant to Private Placement	495,000	5	5,192	-	5,197
Stock compensation expense	-	-	4,358	-	4,358
Net loss	-	-	-	(15,909)	(15,909)
Balance as of December 31, 2008	12,453,210	$125	$263,533	$(251,252)	$12,406

Issuance of shares pursuant to stock awards	147,026	1	-	-	1
Issuance of shares pursuant to warrant exercises and Private Placement	841,449	8	8,827	-	8,835
Issuance of common stock for services	59,312	1	499	-	500
Convertible term loan conversion option	-	-	1,617	-	1,617
Stock compensation expense	-	-	2,273	-	2,273
Net loss	-	-	-	(14,399)	(14,399)
Balance as of December 31, 2009	13,500,997	$135	$276,749	$(265,651)	$11,233

Issuance of shares pursuant to stock awards	176,775	2	-	-	2
Convertible term loan conversion option	-	-	1,603	-	1,603
Stock compensation expense	-	-	4,007	-	4,007
Net loss	-	-	-	(15,899)	(15,899)
Balance as of December 31, 2010	13,677,772	$137	$282,359	$(281,550)	$946

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

In 1993, we secured permits for up to 9,600 acres of agricultural development at our 35,000-acre property in the Cadiz Valley and the withdrawal of more than one million acre-feet of groundwater from the underlying aquifer system.  Since that time, we have maintained various levels of agricultural development at the property and this development has provided our principal source of revenue.  Although sustainable agricultural development is an important and enduring component of our business, we believe that the long-term value of our assets can best be derived through the development of a combination of water supply, water storage, and solar energy projects at our properties.

The primary factors that drive the value of water supply projects are continued population growth and increasing pressure on water supplies throughout California.  Southern California in particular now faces the prospect of long-term and systematic water supply shortages resulting from restrictions on each of its three imported water sources:  the State Water Project, the Colorado River and the Owens Valley.  As a result of these restrictions, water agencies must overcome significant projected supply deficiencies to meet existing and projected demands.  For example, despite experiencing above-average rainfall in each of the last two years, ongoing environmental and regulatory restrictions affecting California’s water supplies and infrastructure have forced many water providers to limit water deliveries to their customers.  Given that the present imbalance in annual supply and demand is projected to continue for many years into the future, water providers are now evaluating new sources of supply as a method to off-set their existing shortages.

Opportunities in the solar energy production market are being driven by a series of policy initiatives issued by the State of California and the United States government.  This includes California’s mandate to acquire 33% of the state’s electricity from renewable sources by 2020 and federal efforts to accelerate renewable energy and transmission project development in the Mojave Desert.  Energy companies, government agencies and environmental organizations are actively working to identify suitable locations for solar energy development to meet future energy needs and have encouraged development on private lands.

As a result of these developments in the water and energy sectors, we plan to continue to pursue water supply, water storage and solar energy projects at our properties.  At present, our development efforts are primarily focused on the Cadiz Valley Water Conservation, Recovery and Storage Project (“Water Project”), which involves the capture, delivery and storage of groundwater that is otherwise lost to evaporation.  We believe that the ultimate implementation of this Water Project will create the primary source of our future cash flow and, accordingly, our working capital requirements relate largely to the development activities associated with this Water Project.

The Water Project is designed to capture and conserve billions of gallons of renewable native groundwater currently being lost annually to evaporation from the aquifer system underlying our Cadiz/Fenner property.  By implementing established groundwater management practices, the Water Project will create a new, sustainable water supply for Project participants without adversely impacting the aquifer system or the desert environment.  The total quantity of groundwater to be recovered and conveyed to Project participants will not exceed a long-term annual average of approximately 50,000 acre-feet per year.  The Project also offers participants the ability to carry-over their annual supply and store it in the groundwater basin from year to year, as well as approximately one million acre-feet of storage capacity that can be used to store imported water.

            In general, several elements are needed to implement such a project: (1) a pipeline right-of-way from the Colorado River Aqueduct to the Water Project area; (2) storage and supply agreements with one or more public water agencies or private water utilities; (3) environmental permits; and (4) construction and working capital financing.  As described below, the first three elements have been progressed on a concurrent basis.  The fourth is dependent on actions arising from the completion of the first three.

(1)	A Pipeline Right-of-Way from the Colorado River Aqueduct to the Water Project Area

In September 2008, we secured a right-of-way for the Water Project’s water conveyance pipeline by entering into a lease agreement with the Arizona & California Railroad Company.  The agreement allows for the use of a portion of the railroad’s right-of-way for a period up to 99 years to construct and operate the Water Project’s water conveyance pipeline.  The pipeline would be used to convey water between our Cadiz/Fenner property and the Colorado River Aqueduct.

(2)	Storage and Supply Agreements with One or More Public Water Agencies or Private Water Utilities

In June 2010, we entered into option and environmental cost sharing agreements with three water providers: Santa Margarita Water District (“SMWD”), Golden State Water Company (a wholly-owned subsidiary of American States Water [NYSE: AWR]) and Three Valleys Municipal Water District.  The three water providers serve more than one million customers in cities throughout California’s San Bernardino, Riverside, Los Angeles, Orange and Ventura Counties.

In September 2010, we also entered into option and environmental cost sharing agreements with Suburban Water Systems, a wholly-owned subsidiary of SouthWest Water Company.  Suburban Water Systems provides water to a population of approximately 300,000 people in a 42-square-mile service area in California's Los Angeles and Orange counties.

Under the terms of the agreements with the four water providers, upon completion of the Water Project’s California Environmental Quality Act (“CEQA”) review, each agency will have the right to acquire an annual supply of 5,000 acre-feet of water at a pre-determined formula competitive with their incremental cost of new water.  SMWD also was given the option to purchase an additional 10,000 acre-feet of water per year.  In addition, the agencies have options to acquire storage rights in the Water Project to allow them to manage their supplies to complement their other water resources.  The option agreements had no impact on our operations, financial position, or cash flows for the year ended December 31, 2010.

We continue to work with additional water providers interested in acquiring rights to the remaining annual supply expected to be conserved by the Water Project and are in discussions with third parties regarding the imported storage aspect of this Project.  We have also begun to develop an operating plan for the Water Project that will manage the delivery of conserved water to the Project’s subscribers.

(3)	Environmental Permits

In order to properly develop and quantify the sustainability of the Water Project, and prior to initiating the formal permitting process for the Water Project, we commissioned internationally recognized environmental consulting firm CH2M HILL to complete a comprehensive study of the water resources at the Project area.  Following a year of analysis, CH2M HILL released its study of the aquifer system in February 2010.  Utilizing new models produced by the U.S. Geological Survey in 2006 and 2008, the study estimated the total groundwater in storage in the aquifer system to be between 17 and 34 million acre-feet, a quantity on par with Lake Mead, the nation’s largest surface reservoir.  The study also identified a renewable annual supply of native groundwater in the aquifer system currently being lost to evaporation. CH2M HILL’s findings, which were peer reviewed by leading groundwater experts, confirmed that the aquifer system could sustainably support the Water Project.

Further, and also prior to beginning the formal environmental permitting process,  we entered into a Memorandum of Understanding with the Natural Heritage Institute (“NHI”), a leading global environmental organization committed to protecting aquatic ecosystems, to assist with our efforts to sustainably manage the development of our Cadiz/Fenner property.  As part of this “Green Compact,” we will follow stringent plans for groundwater management and habitat conservation, and create a groundwater management plan for the Water Project.

In June 2010, as discussed in (2), above, we entered into environmental cost sharing agreements with all participating water providers.  The environmental cost sharing agreements created a framework for funds to be committed by each participant to share in the costs associated with the ongoing CEQA review work.  SMWD has agreed to serve as the lead agency for the review process. In July 2010, ESA Associates, a leading environmental consulting firm, was retained to prepare the formal CEQA documentation.  In February 2011, SMWD issued a Notice of Preparation of a Draft Environmental Impact Report (DEIR) formally commencing the public portion of the CEQA permitting process for the Water Project.

(4)	Construction and Working Capital Financing

Once the environmental review is concluded, we expect that we will complete economic agreements with the Water Project participants and make arrangements for the construction phase of the Water Project.  Construction would consist of well-field facilities at the Water Project site and a conveyance pipeline extending approximately 44 miles along the right-of-way described in (1), above, from the well-field to the Colorado River Aqueduct.

In addition to the development projects described above, we believe that over the longer-term, the population of Southern California, Nevada, and Arizona will continue to grow, and that, in time, the economics of commercial and residential development of our properties will become attractive.

We remain committed to the ongoing sustainable use of our land and water assets, and will continue to explore all opportunities for environmentally-responsible development of these assets.  We cannot predict with certainty which of these various opportunities will ultimately be utilized.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $15.9 million, $14.4 million and $15.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.  The Company had working capital of $4.6 million and availability of $5 million on its working capital revolver at December 31, 2010, and used cash in operations of $6.8 million for the year ended December 31, 2010.  Currently, the Company’s sole focus is the development of its land and water assets.

In June 2006, the Company raised $36.4 million through the private placement of a five year zero coupon convertible term loan with Peloton Partners LLP (“Peloton”), as administrative agent, and an affiliate of Peloton and another investor, as lenders (the “Term Loan”).  The proceeds of the new term loan were partially used to repay the Company’s prior term loan facility with ING Capital LLC (“ING”).  On April 16, 2008, the Company was advised that Peloton’s interest in the Term Loan had been assigned to an affiliate of Lampe, Conway & Company LLC (“Lampe Conway”), and Lampe Conway subsequently replaced Peloton as administrative agent of the loan.  On June 4, 2009, the Company completed arrangements to amend the Term Loan as to certain of its conversion features and extend its maturity to June of 2013.  This facility was further modified as to certain of its conversion features on October 19, 2010, in connection with a new $10 million working capital facility with the existing lenders.

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

The proceeds from the $10 million working capital facility entered into in October 2010, see Note 6, "Long-Term Debt", provide the Company with sufficient funds to meet expected working capital needs for the next 12 months.  Within the next 12 months the Company will need to identify financing for its 2012 working capital needs.  If the Company is unable to generate this from its current development activities, then it will need to seek additional equity financing in the capital markets.

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

Stock-Based Compensation

General and administrative expenses include $4.0 million, $2.3 million and $4.4 million of stock based compensation expenses in the fiscal years ended December 31, 2010, 2009 and 2008, respectively.

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

Net Loss Per Common Share

Basic Earnings Per Share (EPS) is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any, by the weighted-average common shares outstanding.  Options, deferred stock units, warrants, participating and redeemable preferred stock and the zero coupon term loan convertible into or exercisable for certain shares of the Company’s common stock were not considered in the computation of diluted EPS because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 2,423,000 shares, 2,420,000 shares and 2,372,000 shares for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Goodwill and Other Assets

As a result of a merger in May 1988 between two companies which eventually became known as Cadiz Inc., goodwill in the amount of $7,006,000 was recorded.  Approximately $3,193,000 of this amount was amortized prior to the adoption of ASC 350 on January 1, 2002.  Since the adoption of ASC 350, there have been no historical goodwill impairments recorded.

Amounts
(in thousands)

Balance at December 31, 2008	$3,813
Adjustments	-

Balance at December 31, 2009	3,813
Adjustments	-

Balance at December 31, 2010	$3,813

Deferred loan costs represent costs incurred to obtain debt financing.  Such costs are amortized over the life of the related loan.  At December 31, 2010, the deferred loan fees relate to the zero coupon secured convertible term loan with Lampe Conway, as described in Note 6, “Long-Term Debt”.

Impairment of Goodwill and Long-Lived Assets

The Company assesses long-lived assets, excluding goodwill, for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. If it is determined that the carrying value of long-lived assets may not be recoverable, the impairment is measured by using the projected discounted cash-flow method.  The Company reevaluates the carrying value of its water program annually.

The Company tests goodwill for impairment annually as of December 31st, or more frequently if events or circumstances indicate carrying values may not be recoverable, using the projected discounted cash-flow method.

The Company uses a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any) for the Company.  The step 1 calculation, used to identify potential impairment, compares the estimated fair value of the Company to its net carrying value (book values), including goodwill, on the measurement date.  If the fair value of the Company is less than its carrying value, step 2 of the impairment test is required to measure the amount of the impairment loss (if any).

The step 2 calculation of the impairment test compares the implied fair value of the goodwill to the carrying value of goodwill. The implied fair value of goodwill represents the excess of the estimated fair value above the fair value of the Company's identified assets and liabilities.  If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess (not to exceed the carrying value of goodwill).  The determination of the fair value of its assets and liabilities is performed as of the measurement date using observable market data before and after the measurement date (if that subsequent information is relevant to the fair value on the measurement date).

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

Fair Value of Financial Instruments

Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable.  Financial liabilities with carrying values approximating fair value include accounts payable and accrued liabilities due to their short-term nature.  The carrying value of the Company's debt approximates fair value, based on interest rates available to the Company for debt with similar terms.  See Note 6, “Long-Term Debt”, for discussion of fair value of debt.

Supplemental Cash Flow Information

No cash payments, including interest, are due on the loan with Lampe Conway prior to the June 29, 2013, final maturity date.

The Company recorded non-cash additions to fixed assets of $1,276,000 and $1,166,000 at December 31, 2010 and 2009, respectively, which were accrued at the respective year ends, for the costs directly attributable to the development of the Water Project.  The Company also recorded non-cash additions to other assets of $105,000, which were accrued at year end, for outside legal expenses and lenders fees related to the negotiation and documentation of the Term Loan.

Cash payments for income taxes were $6,400, $4,000, and $6,400 in the years ended December 31, 2010, 2009, and 2008, respectively.

Recent Accounting Pronouncements

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

NOTE 3 – PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

Property, plant, equipment and water programs consist of the following (dollars in thousands):

	December 31,
	2010	2009

Land and land improvements	$23,680	$23,050
Water programs	15,496	14,274
Buildings	1,180	1,161
Leasehold improvements	570	570
Furniture and fixtures	442	421
Machinery and equipment	950	915
Construction in progress	163	44
	42,481	40,435
Less accumulated depreciation	(4,166)	(3,822)

	$38,315	$36,613

Depreciation expense during the years ended December 31, 2010, 2009 and 2008 was approximately $344,000, $342,000, and $341,000.

NOTE 4 – OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	December 31,
	2010	2009

Deferred loan costs, net	$251	$188
Prepaid rent	-	32
Security deposits	70	258
	$321	$478

Deferred loan costs consist of legal and other fees incurred to obtain debt financing.  Amortization of deferred loan costs was approximately $42,000, $56,000, and $77,000 in 2010, 2009 and 2008, respectively.  Prepaid rent consists of rental and other fees incurred to obtain the right-of-way for the Cadiz Project water conveyance pipeline, as discussed in Note 1, “Description of Business”.  Amortization of prepaid rent was approximately $32,000 and $194,000 in 2010 and 2009, respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consist of the following (dollars in thousands):

	December 31,
	2010	2009

Payroll, bonus, and benefits	$114	$54
Well-field, environmental studies, legal and consulting	1,215	365
Deferred rent	59	148
Other accrued expenses	130	262
	$1,518	$829

NOTE 6 – LONG-TERM DEBT

At December 31, 2010 and 2009, the carrying amount of the Company’s outstanding debt is summarized as follows (dollars in thousands):

	December 31,
	2010	2009
Zero coupon secured convertible term loan due June 29, 2013. Interest accruing at 5% per annum until June 29, 2009 and at 6% thereafter	$51,412	$43,632
Other loans	20	40
Debt discount	(7,013)	(6,987)
	44,419	36,685

Less current portion	16	20

	$44,403	$36,665

The Company estimates fair value of debt to be $45,047

Pursuant to the Company’s loan agreements, annual maturities of long-term debt outstanding on December 31, 2010, are as follows:

Year	$000’s

2011	16
2012	4
2013	51,412
$51,432

In June 2006, the Company entered into a $36.4 million five year zero coupon convertible term loan with Peloton Partners LLP, as administrative agent for the loan, and with an affiliate of Peloton and another investor, as lenders.  Certain terms of the loan were subsequently amended pursuant to Amendment #1 to the Credit Agreement, which was effective September 2006.  On April 16, 2008, the Company was advised that Peloton had assigned its interest in the loan to an affiliate of Lampe Conway & Company LLC (“Lampe Conway”), and Lampe Conway subsequently replace Peloton as administrative agent of the loan (the “Term Loan”).  On June 4, 2009, the Company completed arrangements to amend the Term Loan with Lampe Conway which modified certain of the conversion features and extended the maturity date to June 29, 2013.

On October 19, 2010, the Company entered into a new $10 million working capital facility with Lampe Conway and other participating lenders (“the Lenders”). Under the terms of the new $10 million facility, the Company drew the first $5 million on the Closing Date (“First Tranche”).  At the Company’s option, it may draw up to an additional $5 million over the 12 months following the Closing Date (“Second Tranche”).  All interest on outstanding balances will accrue at 6%, with no principal or interest payments required before the new facility’s June 29, 2013 maturity date, consistent with the Company’s existing term debt facility.

The First Tranche (including accrued interest) is convertible at any time into the Company’s common stock at a price of $13.50 per share and the Second Tranche (including accrued interest), if drawn, would be convertible into the Company’s common stock at $12.50 per share.

Also on the Closing Date, the Company’s existing Term Loan with the Lenders was modified as to certain of its conversion features:

•
$20.62 million of the existing convertible debt has been changed to allow for up to $2.5 million of this amount to be converted at any time into the Company’s common stock at the price of $13.50 per share, with the remaining amount becoming non-convertible.

•
If the Second Tranche is drawn, approximately $20 million of additional existing debt would be changed to allow for up to $5 million of this amount to be converted at any time into the Company’s common stock at $12.50 per share, with the remaining amount becoming non-convertible.

•	The final $4.55 million of the existing debt continues to be convertible at $7 per share.

The Term Loan is collateralized by substantially all of the assets of the Company, and contains representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company’s ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on the Company’s ability to issue additional common stock to fund future working capital needs.

As a result of the modifications of the convertible debt arrangements in June 2009 and October 2010, the change in conversion value between the original and modified instrument totaling approximately $3.2 million was recorded as additional debt discount with an offsetting amount recorded as additional paid-in capital.  Such debt discount is accreted to the redemption value of the instrument over the remaining term of the loan as additional interest expense.  In connection with the modification transaction in October 2010, the Company recorded a derivative liability related to the conversion option.  This derivative liability had a fair value of $451 thousand at December 31, 2010, and will be marked-to-market at the end of each reporting period and recorded as other income (expense).

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

The Company incurred $408,000 and $105,000 in 2006 and 2010, respectively, of outside legal expenses and lenders fees related to the negotiation and documentation of the loan, which will be amortized over the life of the loan.

At December 31, 2010, the Company was in compliance with its debt covenants under the Term Loan.

NOTE 7 – INCOME TAXES

Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available carryforwards.  Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 2010 and 2009, are as follows (in thousands):

	December 31,
	2010	2009

Deferred tax assets:
Net operating losses	$40,864	$38,573
Fixed asset basis difference	7,213	7,262
Contributions carryover	1	1
Deferred compensation	1,700	1,260
Accrued liabilities	534	253

Total deferred tax assets	50,312	47,350

Valuation allowance for deferred tax assets	(50,312)	(47,350)

Net deferred tax asset	$-	$-

The valuation allowance increased $2,962,000 and $950,000 in 2010 and 2009, respectively, due to an increase in the net operating loss category of deferred tax assets.  The change in deferred tax assets resulted from current year net operating losses, expiration of prior year loss carryovers, and changes to future tax deductions resulting from terms of stock compensation plans.

As of December 31, 2010, the Company had net operating loss (NOL) carryforwards of approximately $104.2 million for federal income tax purposes and $61.5 million for California income tax purposes.  Such carryforwards expire in varying amounts through the year 2030.  Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

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

As of the January 1, 2007, adoption of ASC 740, the Company possessed unrecognized tax benefits totaling approximately $3.3 million.  There were no changes to unrecognized tax benefits during the 36 months ended December 31, 2010.

None of these tax benefits, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.  Additionally, as of December 31, 2010, the Company had accrued a total of $321,000 for state taxes, interest and penalties related to income tax positions in prior returns.  In connection with the adoption of ASC 740, the Company elected to classify income tax penalties and interest as general and administrative and interest expenses, respectively.  For the twelve months ended December 31, 2010, general and administrative and interest expenses included approximately $0 of income tax penalties.

The Company does not expect that the unrecognized tax benefits will significantly increase or decrease in the next 12 months.

The Company's tax years 2007 through 2010 remain subject to examination by the Internal Revenue Service, and tax years 2006 through 2010 remain subject to examination by California tax jurisdictions.  In addition, the Company's loss carryforward amounts are generally subject to examination and adjustment for a period of three years for federal tax purposes and four years for California purposes, beginning when such carryovers are utilized to reduce taxes in a future tax year.

A reconciliation of the income tax benefit to the statutory federal income tax rate is as follows (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008

Expected federal income tax benefit at 34%	$(5,405)	$(4,895)	$(5,379)
Loss with no tax benefit provided	4,545	3,751	4,492
State income tax	6	4	6
Stock Options	154	462	86
Non-deductible expenses and other	706	682	801

Income tax expense	$6	$4	$6

Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against these assets.  Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.

NOTE 8 – EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Plan for its salaried employees.  The Company matches 100% of the first three percent of annual base salary and 50% of the next two percent of annual base salary contributed by an employee to the plan.  The Company contributed approximately $49,000, $42,000, and $47,000 to the plans for fiscal years 2010, 2009 and 2008, respectively.

NOTE 9 – COMMON STOCK AND WARRANTS

On October 1, 2007, the Company agreed to the conditional issuance of up to 300,000 shares to the former sole shareholder and successor in interest to Exploration Research Associates, Inc. (“ERA”), who is now an employee of Cadiz.  The agreement settled certain claims by ERA against the Company, and provided that the 300,000 shares will be issued if and when certain significant milestones in the development of the Company’s properties are achieved.

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

As discussed in Note 6, “Long-Term Debt”, principal and accrued interest on the Term Loan is convertible into common shares of the Company at the Lender’s option.  The terms of the loan include optional prepayment provisions that could result in an early conversion of the loan under certain circumstances.

NOTE 10 – STOCK-BASED COMPENSATION PLANS AND WARRANTS

The Company has issued options and has granted stock awards pursuant to its 2003 Management Equity Incentive Plan, 2007 Management Equity Incentive Plan, and 2009 Equity Incentive Plan.  The Company also has granted stock awards pursuant to its 2009 Equity Incentive Plan and Outside Director Compensation Plan, as described below.

2003 Management Equity Incentive Plan

In December 2003, concurrently with the completion of the Company’s then current financing arrangements with ING, the Company’s board of directors authorized the adoption of a Management Equity Incentive Plan.  Under the Incentive Plan, a total of 1,472,051 shares of common stock and common stock options were granted to key personnel.  As of December 31, 2010, a total of 315,000 common stock options remain outstanding under this plan.

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

2007 Management Equity Incentive Plan

The 2007 Management Equity Incentive Plan was approved by stockholders at the 2007 Annual Meeting.  The plan provides for the grant and issuance of up to 1,050,000 shares and options to the Company’s employees and consultants.  The plan became effective when the Company filed a registration statement on Form S-8 on July 25, 2007.  As of December 31, 2010, a total 10,000 common stock options remain outstanding under this plan.

2009 Equity Incentive Plan

The 2009 Equity Incentive Plan was approved by stockholders at the 2009, Annual Meeting.  The plan provides for the grant and issuance of up to 850,000 shares and options to the Company’s employees and consultants.  The plan became effective when the Company filed a registration statement on Form S-8 on December 18, 2009.

In January and February 2010, the Company granted a total of 402,500 options for the purchase of one share of common stock under the 2009 Equity Incentive Plan.  The options have strike prices that are at or slightly above the fair market value of the Company’s common stock on the date that the grants became effective.  The options have a ten year term with vesting periods ranging from issuance date to 24 months, and all remained outstanding as of December 31, 2010.

All options that have been issued under the above plans have been issued to officers and employees of the Company.  In total, options to purchase 727,500 shares were unexercised and outstanding on December 31, 2010, under the three equity incentive plans.

The fair value of each option granted under both plans was estimated on the date of grant using the Black Scholes option pricing model based on the following weighted-average assumptions:

Risk free interest rate	3.98%
Expected life	9.5 years
Expected volatility	52%
Expected dividend yield	0.0%
Weighted average vesting period	0.9 years

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

The Company recognized stock option related compensation costs of $2,561,000, $0 and $82,000 in fiscal 2010, 2009 and 2008, respectively, relating to these options.  No stock options were exercised during fiscal 2010.

A summary of option activity under the plans as of December 31, 2010, and changes during the current fiscal year are presented below:

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000’s)

Outstanding January 1, 2010	325,000	$12.31	4.4	$3,359
Granted	402,500	11.51	9.0	3,078
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	727,500	$11.86	5.7	$6,437
Exercisable at December 31, 2010	495,169	$12.07	7.0	$4,385

The weighted-average grant-date fair value of options granted during the years ended December 31, 2010, and 2008 were $7.65 and $11.18 per share, respectively.  The following table summarizes stock option activity for the periods noted.

			Weighted-
			Average
	Amount		Exercise Price

Outstanding at January 1, 2008	375,000		$13.06
Granted	10,000		$18.99
Expired or canceled	(20,000)		$20.00
Exercised	-		$-

Outstanding at December 31, 2008	365,000		$12.85
Granted	-		$-
Expired or canceled	(40,000)		$17.25
Exercised	-		-

Outstanding at December 31, 2009	325,000		$12.31
Granted	402,500		$11.51
Expired or canceled	-		-
Exercised	-		-

Outstanding at December 31, 2010	727,500	(a)	$11.86

Options exercisable at December 31, 2010	495,169		$12.07

Weighted-average years of remaining contractual life of options outstanding at December 31, 2010	5.7

(a)	Exercise prices vary from $11.50 to $18.99, and expiration dates vary from May 2015 to February 2020.

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

-	A 150,000 share award that vests in three equal installments on January 1, 2008, January 1, 2009 and January 1, 2010. 150,000 shares have been issued pursuant to this award as of December 31, 2010.

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

Of the remaining 100,000 shares reserved under the 2007 Management Equity Incentive Plan, 10,000 were issued as options as described above, and 90,000 were issued as shares that vested in May 2009 consistent with the terms of the agreements pursuant to which those executives provide services to the Company.

Of the total 850,000 shares reserved under the 2009 Equity Incentive Plan, a grant of 115,000 restricted shares of common stock became effective on January 14, 2010, and a grant of 140,000 restricted shares of common stock became effective on January 10, 2011, consistent with the terms of the agreements pursuant to which those executives provide services to the Company and which contemplate that such executives will participate in the Company’s long-term incentive plans.

The recipients of these restricted shares have a contractual agreement not to sell any of these shares for a period of three years following the effective date.  Of the remaining 595,000 shares reserved under the 2009 Equity Incentive Plan, 402,500 were issued as options as described above and 192,500 are available for future distribution.

Under the Outside Director Compensation Plan, 37,267 shares have been awarded for the plan years ended June 30, 2006, through June 30, 2010.  Of the 37,267 shares awarded, 9,582 shares were awarded for service during the plan year ended June 30, 2010, became effective on that date, and vested on January 31, 2011.

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

The accompanying consolidated statements include approximately $480,000, $2,273,000, and $4,276,000 of stock based compensation expense related to these stock awards in the fiscal year ended December 31, 2010, 2009 and 2008, respectively.

A summary of stock awards activity under the plans during the fiscal year ended December 31, 2010 and 2009 is presented below:

		Weighted-
		Average
		Grant-date
	Shares	Fair Value
		($000’s)

Nonvested at December 31, 2008	907,026	$8,650
Granted	101,775	712
Forfeited or canceled	(800,000)	(6,556)
Vested	(147,026)	(1,706)

Nonvested at December 31, 2009	61,775	$1,100
Granted	124,582	892
Forfeited or canceled	-	-
Vested	(176,775)	(1,876)

Nonvested at December 31, 2010	9,582	$116

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

391,200 warrants remain outstanding as of December 31, 2010.

NOTE 11 – SEGMENT INFORMATION

The primary business of the Company is to acquire and develop land and water resources.  As a result, the Company’s financial results are reported in a single segment.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company leases equipment and office facilities under operating leases that expire through 2012.  Aggregate rental expense under all operating leases was approximately $371,000, $375,000, and $236,000 in the years ended December 31, 2010, 2009 and 2008, respectively.  At December 31, 2010, the future minimum rental commitments under existing non-cancelable operating leases are as follows:

Year	$000’s

2011	322
2012	270
2013	22
$614

In the normal course of its agricultural operations, the Company handles, stores, transports and dispenses products identified as hazardous materials.  Regulatory agencies periodically conduct inspections and, currently, there are no pending claims with respect to hazardous materials.

The Company entered into a Services and Exclusivity Agreement with Layne Christensen Company (“Layne”) on November 2, 2009.  The agreement provides that the Company will contract exclusively with Layne for certain water related services, including drilling of boreholes, drilling of monitoring wells, completion of test wells, completion of production wells, and completion of aquifer, storage and recovery wells.  In exchange for the Services and Exclusivity Agreement, Layne has agreed to forego $923,000 for work performed as of December 31, 2010.

Alternatively, if (a) the Company elects by December 31, 2012, not to proceed with the Cadiz Project, then it will pay Layne 100% of the $923,000 balance due for work performed as of December 31, 2010, or (b) the Company elects by December 31, 2012, to proceed with the Cadiz Project and in its reasonable discretion decides not to use Layne as the exclusive provider of services for the well field the Company will pay Layne 125% of the $923,000 balance due for work performed as of December 31, 2010.

As previously reported, the Company has a potential obligation to pay an amount of up to 1% of the net present value of the Water Project in consideration of certain legal and advisory services to be provided to the Company by Brownstein Hyatt Farber Schreck LLP.  The primary services being provided are advising the Company as to Water Project design and implementation, permit approvals, environmental compliance, negotiation and drafting of agreements related to the Water Project.  This fee would be payable upon receipt of all environmental approvals and permits and the completion of binding agreements for at least 51% of the Water Project’s annual capacity.   A portion of this fee may be payable in stock.  Interim payments of $1.5 million, to be credited to the final total, would be made upon the achievement of certain specified milestones.  $500 thousand of these interim payments was earned in June 2009 in consideration for the legal and advisory services previously provided.  No further milestones have been met as of December 31, 2010.  This arrangement may be terminated by either party upon 60 days notice, with any compensation earned but unpaid prior to termination payable following termination.

The Company is involved in other legal and administrative proceedings and claims.  In the opinion of management, the ultimate outcome of each proceeding or all such proceedings combined will not have a material adverse impact on the Company's financial statements.

NOTE 13 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands except per share data)
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010

Revenues	$3	$4	$274	$742
Operating loss	(4,173)	(2,094)	(2,086)	(2,696)
Net loss applicable to common stock	(5,207)	(3,144)	(3,179)	(4,369)
Basic and diluted net loss per common share	$(0.38)	$(0.23)	$(0.23)	$(0.32)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Revenues	$29	$19	$138	$622
Operating loss	(2,210)	(3,245)	(2,157)	(2,469)
Net loss applicable to common stock	(3,395)	(4,386)	(3,134)	(3,484)
Basic and diluted net loss per common share	$(0.27)	$(0.35)	$(0.25)	$(0.26)

For the quarter ended December 31, 2010, stock based compensation of $0.3 million expense, net of tax, was recorded that related to prior periods.  Management has determined that the effect of recognizing these adjustments was not material to the results of operations for the three months ended December 31, 2010, or for any prior periods.

NOTE 14 – FAIR VALUE MEASUREMENTS

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010 and 2009, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.
	Investments at Fair Value as of December 31, 2010
(in thousands)	Level 1	Level 2	Level 3	Total

Assets

Certificates of Deposit	$5,500	$-	$-	$5,500

Total Assets	$5,500	$-	$-	$5,500

Liabilities

Derivative	$-	$(451)	$-	$(451)

Total Liabilities	$-	$(451)	$-	$(451)
Net Total Assets and (Liabilities)	$5,500	$(451)	$-	$5,049

	Investments at Fair Value as of December 31, 2009
(in thousands)	Level 1	Level 2	Level 3	Total

Certificates of Deposit	$6,400	$-	$-	$6,400

Total investments at fair value	$6,400	$-	$-	$6,400

NOTE 15 – SUBSEQUENT EVENT

In January and February 2011, the Company granted 140,000 shares of common stock and options to purchase 20,000 shares of common stock to employees under the 2009 Equity Incentive Plan.

Cadiz Inc.

Schedule 1 - Valuation and qualifying accounts

For the years ended December 31, 2010, 2009 and 2008 ($ in thousands)

	Balance at	Additions Charged to			Balance
Year ended	Beginning	Costs and	Other		at End
December 31, 2010	of Period	Expenses	Accounts	Deductions	of Period

Tax valuation allowance	$47,350	$2,962	$-	$-	$50,312

Year ended
December 31, 2009

Tax valuation allowance	$46,400	$950	$-	$-	$47,350

Year ended
December 31, 2008

Tax valuation allowance	$42,180	$4,220	$-	$-	$46,400

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CADIZ INC.

By:	/s/ Keith Brackpool
Keith Brackpool,
Chairman and Chief Executive Officer

Date:	March 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name and Position	Date

/s/ Keith Brackpool	March 16, 2011
Keith Brackpool, Chairman and
Chief Executive Officer
(Principal Executive Officer)

/s/ Timothy J. Shaheen	March 16, 2011
Timothy J. Shaheen, Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Stephen J. Duffy	March 16, 2011
Stephen J. Duffy, Director

/s/ Geoffrey Grant	March 16, 2011
Geoffrey Grant, Director

/s/ Winston H. Hickox	March 16, 2011
Winston H. Hickox, Director

/s/ Murray H. Hutchison	March 16, 2011
Murray H. Hutchison, Director

/s/ Raymond J. Pacini	March 16, 2011
Raymond J. Pacini, Director

/s/ Stephen E. Courter	March 16, 2011
Stephen E. Courter, Director