Form 10-Q
period 2011-03-31
CADIZ INC
filed 2011-05-09
CIK 727273

United States
Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[√]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2011

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
Yes  _√_ No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ___ No____

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
Yes___ No _√_

As of May 5, 2011, the Registrant had 13,827,354 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.

Cadiz Inc.

Consolidated Statements of Operations (Unaudited)
	For the Three Months
	Ended March 31,
($ in thousands except per share data)	2011	2010

Revenues	$457	$3

Costs and expenses:
Cost of sales	432	-
General and administrative	2,965	4,077
Depreciation	89	99

Total costs and expenses	3,486	4,176

Operating loss	(3,029)	(4,173)

Interest expense, net	(1,343)	(1,033)
Other income, net	121	-

Loss before income taxes	(4,251)	(5,206)
Income tax provision	2	1

Net loss applicable to common stock	$(4,253)	$(5,207)

Basic and diluted net loss per common share	$(0.31)	$(0.38)

Basic and diluted weighted average shares outstanding	13,808	13,655

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
($ in thousands)	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$2,811	$5,911
Accounts receivable	181	277
Prepaid expenses and other	638	299

Total current assets	3,630	6,487

Property, plant, equipment and water programs, net	38,879	38,315
Goodwill	3,813	3,813
Other assets	417	321

Total Assets	$46,739	$48,936

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$855	$358
Accrued liabilities	650	1,518
Current portion of long term debt	16	16

Total current liabilities	1,521	1,892

Long-term debt, net	45,725	44,403
Derivative liabilities	330	451
Tax liability	321	321
Other long-term liabilities	923	923

Total Liabilities	48,820	47,990

Stockholders’ equity:
Common stock - $.01 par value; 70,000,000 shares
authorized; shares issued and outstanding – 13,827,354 at
March 31, 2011 and 13,677,772 at December 31, 2010	138	137
Additional paid-in capital	283,584	282,359
Accumulated deficit	(285,803)	(281,550)
Total stockholders’ equity (deficit)	(2,081)	946

Total Liabilities and Stockholders’ equity	$46,739	$48,936

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months
	Ended March 31,
($ in thousands except per share data)	2011	2010

Cash flows from operating activities:
Net loss Adjustments to reconcile net loss to	$(4,253)	(5,207)
net cash used for operating activities:
Depreciation	89	99
Amortization of debt discount & issuance costs	574	380
Interest expense added to loan principal	771	655
Unrealized gain on derivative liability	(121)	-
Compensation charge for stock and share options	1,226	2,110
Changes in operating assets and liabilities:
Decrease in accounts receivable	96	77
Increase in prepaid expenses and other	(339)	(168)
(Increase) decrease in other assets	(115)	32
Increase (decrease) in accounts payable	497	(307)
Decrease in accrued liabilities	(411)	(32)
Increase in tax liability	-	17
Net cash used for operating activities	(1,986)	(2,344)

Cash flows from investing activities:
Additions to property, plant and equipment	(1,110)	(352)

Net cash used in investing activities	(1,110)	(352)

Cash flows from financing activities:
Principal payments on long-term debt	(4)	(7)

Net cash used in financing activities	(4)	(7)

Net decrease in cash and cash equivalents	(3,100)	(2,703)

Cash and cash equivalents, beginning of period	5,911	8,878

Cash and cash equivalents, end of period	$2,811	$6,175

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statement of Stockholders' Equity (Unaudited)

($ in thousands except per share data)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of December 31, 2010	13,677,772	$137	$282,359	$(281,550)	$946

Stock awards	149,582	1	-	-	1

Stock based compensation expense	-	-	1,225	-	1,225

Net loss	-	-	-	(4,253)	(4.253)

Balance as of March 31, 2011	13,827,354	$138	$283,584	$(285,803)	$(2,081)

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Notes to the Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Financial Statements have been prepared by Cadiz Inc., sometimes referred to as “Cadiz” or “the Company”, without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2010.  The results of operations for the three months ended March 31, 2011, are not necessarily indicative of results for the entire fiscal year ending December 31, 2011.

Liquidity

The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $4.3 million for the three months ended March 31, 2011, and $5.2 million for the three months ended March 31, 2010.  The Company had working capital of $2.1 million and additional available capacity of $5 million on its working capital facility at March 31, 2011, and used cash in operations of $2.0 million for the three months ended March 31, 2011 and $2.3 million for the three months ended March 31, 2010.  The first quarter cash requirements are typically seasonally higher than those required for the remaining quarters due to cultural costs incurred in the agricultural operations and the timing of certain administrative costs.  Currently, the Company's sole focus is the development of its land and water assets.

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

The proceeds from the $10 million working capital facility entered into in October 2010, see Note 3, “Long-Term Debt”, provide the Company with sufficient funds to meet expected working capital needs for the next 12 months.  Within the next 12 months, the Company will need to identify financing for its 2012 working capital needs.  If the Company is unable to generate this from its current development activities, then it will need to seek additional debt or equity financing in the capital markets.

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

Short-Term Investments

The Company considers all short-term deposits with an original maturity greater than three months, but no greater than one year, to be short-term investments.  The Company had no short-term investments at March 31, 2011, and no short-term investments at December 31, 2010.

Supplemental Cash Flow Information

No cash payments, including interest, are due on the loan with Lampe Conway prior to the June 29, 2013, final maturity date.

The Company recorded non-cash additions to fixed assets of $382,000 at March 31, 2011, which were accrued at quarter end, for the costs directly attributable to the development of the Water Project.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board issued Accounting Standards Update 2010-28, an accounting pronouncement related to Accounting Standards Codification Topic 350, Intangibles – Goodwill and Other, which requires a company to consider whether there are any adverse qualitative factors indicating that an impairment may exist in performing step 2 of the impairment test for reporting units with zero or negative carrying amounts.  The provisions of this pronouncement are effective for fiscal years, and interim periods within those fiscal years, beginning December 15, 2010.  The Company adopted this pronouncement on January 1, 2011.  The adoption of this pronouncement has no impact on the Company’s financial position and results of operations.

NOTE 2 - PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

Property, plant, equipment and water programs consist of the following (in thousands):

	March 31,	December 31,
	2011	2010

Land and land improvements	$23,916	$23,680
Water programs	15,950	15,496
Buildings	1,187	1,180
Leasehold improvements	570	570
Furniture and fixtures	442	442
Machinery and equipment	967	950
Construction in progress	102	163
	43,134	42,481

Less accumulated depreciation	(4,255)	(4,166)

	$38,879	$38,315

Depreciation expense totaled $89,000 for the three months ended March 31, 2011, and $99,000 for the three months ended March 31, 2010.

NOTE 3 – LONG-TERM DEBT

The carrying value of the Company's debt, before discount, approximates fair value, based on interest rates available to the Company for debt with similar terms.

 At March 31, 2011, and December 31, 2010, the carrying amount of the Company’s outstanding debt is summarized as follows (in thousands):

	March 31,	December 31,
	2011	2010

Zero coupon secured convertible term loan due June 29, 2013. Interest accruing at 5% per annum until June 29, 2009 and at 6%thereafter	$52,183	$51,412
Other loans	16	20
Debt discount, net of accumulated accretion	(6,458)	(7,013)
	45,741	44,419

Less current portion	16	16

	$45,725	$44,403

       Pursuant to the Company’s loan agreements, annual maturities of long-term debt outstanding on March 31, 2011, are as follows:

12 Months Ending March 31	(in thousands)

2012	16
2013	0
2014	52,183
$52,199

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

As a result of the modifications of the convertible debt arrangements in June 2009 and October 2010, the change in conversion value between the original and modified instrument totaling approximately $3.2 million was recorded as additional debt discount with an offsetting amount recorded as additional paid-in capital.  Such debt discount is accreted to the redemption value of the instrument over the remaining term of the loan as additional interest expense.  In connection with the modification transaction in October 2010, the Company recorded a derivative liability related to the conversion option.  This derivative liability had a fair value of $330 thousand at March 31, 2011, and will be marked-to-market at the end of each reporting period and recorded as other income (expense).

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

2003 Management Equity Incentive Plan

In December 2003, concurrently with the completion of the Company’s then current financing arrangements with ING, the Company’s board of directors authorized the adoption of a Management Equity Incentive Plan.  Under the Incentive Plan, a total of 1,472,051 shares of common stock and common stock options were granted to key personnel.  As of March 31, 2011, a total of 315,000 common stock options remain outstanding under this plan.

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
2007 Management Equity Incentive Plan

The 2007 Management Equity Incentive Plan was approved by stockholders at the 2007 Annual Meeting.  The plan provides for the grant and issuance of up to 1,050,000 shares and options to the Company’s employees and consultants.  The plan became effective when the Company filed a registration statement on Form S-8 on July 25, 2007.  As of March 31, 2011, a total 10,000 common stock options remain outstanding under this plan.

2009 Equity Incentive Plan

The 2009 Equity Incentive Plan was approved by stockholders at the 2009, Annual Meeting.  The plan provides for the grant and issuance of up to 850,000 shares and options to the Company’s employees and consultants.  The plan became effective when the Company filed a registration statement on Form S-8 on December 18, 2009.

In January and February 2010, the Company granted a total of 402,500 options for the purchase of one share of common stock under the 2009 Equity Incentive Plan.  These options have strike prices that are at or slightly above the fair market value of the Company’s common stock on the date that the grants became effective.  In February 2011, the Company granted 20,000 options for purchase of one share of common stock at a price of $12.60 under the 2009 Equity Incentive Plan.  All options under the 2009 Equity Incentive Plan have a ten year term with vesting periods ranging from issuance date to 24 months, and all remained outstanding as of March 31, 2011.

All options that have been issued under the above plans have been issued to officers and employees of the Company.  In total, options to purchase 747,500 shares were unexercised and outstanding on March 31, 2011, under the three equity incentive plans.

The Company recognized stock option related compensation costs of $179,000 and $1,198,000 in the three months ended March 31, 2011 and 2010, respectively.  On March 31, 2011, there was $471,000 of unamortized compensation expense relating to option awards.  This unamortized compensation expense is expected to be recognized through February 2013.  No options were exercised during the three months ended March 31, 2011.

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

        The recipients of these restricted shares have a contractual agreement not to sell any of these shares for a period of three years following the effective date.  Of the remaining 595,000 shares reserved under the 2009 Equity Incentive Plan, 422,500 were issued as options as described above and 127,500 are available for future distribution as of March 31, 2011.

Under the Outside Director Compensation Plan, 37,267 shares have been awarded for the plan years ended June 30, 2006, through June 30, 2010.  As of March 31, 2011, all shares awarded have vested and been issued.

The Company recognized stock based compensation costs related to stock based awards of $1,048,000 and $912,000 in the three months ended March 31, 2011 and 2010, respectively.  On March 31, 2011, there was $30,000 of unamortized compensation expense relating to these stock awards.

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

391,200 warrants remain outstanding as of March 31, 2011.

NOTE 6 – INCOME TAXES

As of March 31, 2011, the Company had net operating loss (“NOL”) carryforwards of approximately $108 million for federal income tax purposes and $65 million for California state income tax purposes.  Such carryforwards expire in varying amounts through the year 2031.  Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

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

As of March 31, 2011, the Company possessed unrecognized tax benefits totaling approximately $3.3 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.  Additionally, as of that date the Company had approximately $321,000 that was previously accrued for state taxes, interest and penalties related to income tax positions in prior returns.  Income tax penalties and interest are classified as general and administrative expenses.  The Company was not subject to any income tax penalties or interest during the three months ended March 31, 2011.

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

NOTE 7 – NET LOSS PER COMMON SHARE

Basic earnings per share (EPS) is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any, by the weighted-average common shares outstanding.  Options, deferred stock units, warrants and convertible debt were not considered in the computation of diluted EPS because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 2,410,000 and 2,599,000 for the three months ended March 31, 2011 and 2010, respectively.

NOTE 8 – SUBSEQUENT EVENT

In April 2011, the Company granted options to purchase 100,000 shares of common stock to an employee under the 2009 Equity Incentive Plan.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the following discussion contains trend analysis and other forward-looking statements.  Forward-looking statements can be identified by the use of words such as "intends", "anticipates", "believes", "estimates", "projects", "forecasts", "expects", "plans" and "proposes".  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements.  These include, among others, our ability to maximize value from our Cadiz, California land and water resources; and our ability to obtain new financings as needed to meet our ongoing working capital needs.  See additional discussion under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

Our primary asset consists of 45,000 acres of land located in three areas of eastern San Bernardino County, California.  Virtually all of this land is underlain by high-quality, naturally recharging groundwater resources, and is situated in proximity to the Colorado River and the Colorado River Aqueduct, a major source of imported water for Southern California.  Our main objective is to realize the highest and best use of these land and water resources in an environmentally responsible way.

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

The primary factors that drive the value of water supply projects are continued population growth and increasing pressure on water supplies throughout California. Southern California now faces the prospect of long-term and systematic water supply shortages resulting from restrictions on each of its three imported water sources: the State Water Project, the Colorado River and the Los Angeles Aqueduct.  As a result of these restrictions, water agencies must overcome significant long-term supply deficiencies to meet existing and projected demands.  For example, despite experiencing above-average rainfall this past winter, ongoing environmental and regulatory restrictions affecting California’s water supplies and infrastructure continue to limit water deliveries from the imported supply sources.  Given that the present imbalance in annual supply and demand is projected to continue for many years into the future, water agencies are evaluating new sources of supply as a method to off-set their existing shortages.

Opportunities in the solar energy production market are being driven by a series of policy initiatives issued by the State of California and the United States government.  This includes California’s mandate to acquire 33% of the state’s electricity from renewable sources by 2020 and federal efforts to accelerate the development of renewable energy and energy transmission projects in the Mojave Desert.  Energy companies, government agencies and environmental organizations are actively working to identify suitable locations for solar energy development to meet future energy needs and have encouraged development on private lands.

As a result of these developments in the water and energy sectors, we plan to continue to pursue water supply, water storage and solar energy projects at our properties.  At present, our development efforts are primarily focused on the Cadiz Valley Water Conservation, Recovery and Storage Project (“Water Project”), which involves the conservation of groundwater that is otherwise lost to evaporation from the aquifer system beneath our property in the Cadiz Valley. (see Water Resource Development)  We believe that the ultimate implementation of this Water Project will create the primary source of our future cash flow and, accordingly, our working capital requirements relate largely to the development activities associated with this Water Project.

Water Resource Development

The Water Project proposes to capture, conserve and store groundwater that would otherwise be lost to evaporation from dry lakes near our Cadiz Valley property and provide a new, reliable water supply for Southern California.  The Water Project will be designed, constructed and operated in accordance with established groundwater management principles so as to maximize the reasonable and beneficial use of groundwater, and avoid waste and harm to the surrounding environment or other consumptive users.

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

(1)	A Pipeline Righ-of-Way from the Colorado River Aquedut to the Water Project Area

       In September 2008, we secured a right-of-way for the Water Project’s water conveyance pipeline by entering into a lease agreement with the Arizona & California Railroad Company.  The agreement allows for the use of a portion of the railroad’s right-of-way for a period up to 99 years to construct and operate the Water Project’s water conveyance pipeline. The pipeline would be used to convey water between our Cadiz Valley property and the Colorado River Aqueduct.

(2)	Storage and Supply Agreements with One or More Public Water Agencies or Private Water Utilities

In June 2010, we entered into option and environmental cost sharing agreements with three water providers: Santa Margarita Water District (“Santa Margarita”), Golden State Water Company (a wholly-owned subsidiary of American States Water [NYSE: AWR]), and Three Valleys Municipal Water District.  The three water providers serve more than one million customers in cities throughout California’s San Bernardino, Riverside, Los Angeles, Orange and Ventura Counties.

In September 2010, we entered into option and environmental cost sharing agreements with Suburban Water Systems, a wholly-owned subsidiary of SouthWest Water Company.  Suburban Water Systems provides water to a population of approximately 300,000 people in a 42-square-mile service area across California's Los Angeles and Orange counties.

In May 2011, we entered into an option agreement with Jurupa Community Services District (“JCSD”).  JCSD provides water and sewer services in an unincorporated 48-square mile service area of western Riverside County, California.

Under the terms of the option agreements with the five water providers, upon completion of the Water Project’s California Environmental Quality Act (“CEQA”) review, each agency will have the right to acquire an annual supply of 5,000 acre-feet of water at a pre-determined formula competitive with their incremental cost of new water.  SMWD also has the option to purchase an additional 10,000 acre-feet of water per year.  The agencies also have options to acquire carry-over storage rights in the Water Project to allow them to manage their supplies in complement with their other water resources. The option agreements had no impact to our operations, financial position, or cash flows for the three months ended March 31, 2011.

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

Further, and also prior to beginning the formal environmental permitting process,  we entered into a Memorandum of Understanding with the Natural Heritage Institute (“NHI”), a leading global environmental organization committed to protecting aquatic ecosystems, to assist with our efforts to sustainably manage the development of our Cadiz Valley property.  As part of this “Green Compact,” we follow stringent plans for groundwater management and habitat conservation, and will create a groundwater monitoring plan for the Water Project.

               As discussed in (2), above, we entered into environmental cost sharing agreements with all participating water providers. The environmental cost sharing agreements created a framework for funds to be committed by each participant to share in the costs associated with the CEQA review work. SMWD is serving as the lead agency for the review process. In July 2010, ESA Associates, a leading environmental consulting firm, was retained to prepare the Water Project’s formal CEQA documentation.

A Notice of Preparation (NOP) of a Draft Environmental Impact Report (DEIR) formally commencing the public portion of the CEQA process was issued in February 2011 by SMWD, and a 30-day scoping comment period was initiated at that time. Two public scoping meetings were held in March 2011.  Preparation of the DEIR by ESA and SMWD is ongoing and the document is expected to be released for public review and comment following consideration of comments received during the scoping period.

In April 2011, a 13-member Groundwater Stewardship Committee (“GSC”) comprised of leading national groundwater experts was formed by SMWD and other project participants, including the Company, to review historical and recently collected field data and modeling work and provide advice and recommendations for the Water Project’s proposed operating plan and monitoring program. Members of the GSC have been drawn from various sectors and include individuals from regulatory institutions, non-governmental organizations, academia, and the professional groundwater industry, all with extensive experience on similar projects. The work of the GSC is being conducted concurrently with the Project’s CEQA environmental review and permitting process. The operating plan and monitoring plans will be components of the DEIR document.

(4)	Construction and Working Capital

Once the environmental review is concluded, we expect that we will complete economic agreements with the Water Project participants and make arrangements for the construction phase of the Water Project.  Construction would consist of wellfield facilities at our Cadiz Valley property and a conveyance pipeline extending approximately 44 miles along the right-of-way described in (1), above, from the wellfield to the Colorado River Aqueduct.

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

Permanent crops currently in commercial production include 160 acres of vineyards of certified-organic, dried-on-the-vine raisins and 260 acres of lemons.  Both of these crops are farmed using sustainable agricultural practices.  Seasonal vegetable crops in production include squash and beans. All seasonal vegetable crops are grown organically.

We currently derive our agricultural revenues through the sale of our products in bulk or through independent packing facilities.  We incur all of the costs necessary to produce and harvest our organic raisin crop.  These raisins are then sold in bulk to a raisin processing facility.  We also incur all of the costs necessary to produce our lemon crop.  Once harvested, the lemons are shipped in bulk to a packing and sales facility.  In 2009, we entered into a lease agreement with a third party to develop up to an additional 500 acres of lemon orchards.  We expect to receive lease income once the new lemon orchards reach commercial production through a profit sharing agreement within the lease.  The first 110 acres of this new orchard have been planted as of April 2011.

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

We believe that our significant, contiguous private landholdings in the Mojave Desert could provide an alternative to the use of federal lands for new solar facilities in the region.  Up to 20,000 acres at our Cadiz Valley property could potentially be made available for solar energy projects.  We are presently in discussions with energy companies interested in utilizing our landholdings for various types of solar energy development.

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

Results of Operations

Three Months Ended March 31, 2011, Compared to Three Months Ended March 31, 2010

We have not received significant revenues from our water resource and real estate development activity to date.  As a result, we have historically incurred a net loss from operations.  We had revenues of $457 thousand for the three months ended March 31, 2011, and $3 thousand for the three months ended March 31, 2010.  We incurred a net loss of $4.3 million in the three months ended March 31, 2011, compared with a $5.2 million net loss during the three months ended March 31, 2010.   The lower 2011 loss was primarily due to lower stock based non-cash compensation costs related to options issued in 2010 under the 2009 Equity Incentive Plan.

Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e. general and administrative expense) and our interest expense.  We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

Revenues  We had revenues of $457 thousand for the three months ended March 31, 2011, and $3 thousand for the three months ended March 31, 2011.  The increase in revenue in 2011 was primarily due to a larger and longer 2010-2011 lemon harvest season in comparison to the 2009-2010 lemon harvest year.

Cost of Sales  Cost of sales totaled $432 thousand for the three months ended March 31, 2011, and $0 for the three months ended March 31, 2010.  The higher cost of sales reflects higher lemon harvesting and marketing costs due to the larger size of the 2010-2011 lemon crop.

General and Administrative Expenses  General and administrative expenses were $3.0 million during the three months ended March 31, 2011, and $4.1 million during the three months ended March 31, 2010.  Non-cash compensation costs for stock and option awards are included in General and Administrative Expenses.  The lower 2011 expense was primarily due to lower stock based non-cash compensation costs related to options issued in 2010 under the 2009 Equity Incentive Plan.

Compensation costs from stock and option awards for the three months ended March 31, 2011, were $1.2 million, compared with $2.1 million for the three months ended March 31, 2010.  The expense reflects the vesting schedules of the stock and option awards under the 2007 and 2009 equity incentive plans.

Other General and Administrative Expenses, exclusive of stock based compensation costs, totaled $1.7 million and $2.0 million for the three months ended March 31, 2011 and 2010, respectively.

Depreciation Depreciation expense totaled $89 thousand for the three months ended March 31, 2011, and $99 thousand for the three months ended March 31, 2010.

Interest Expense, net  Net interest expense totaled $1.2 million during the three months ended March 31, 2011, compared to $1.0 million during the same period in 2010.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Interest on outstanding debt	$771	$655
Amortization of financing costs	19	10
Amortization of debt discount	555	370
Interest income	(2)	(2)

	$1,343	$1,033

See Notes to the Consolidated Financial Statements: Note 3 – Long-term Debt.

Other Income, net  Net other income for the three months ended March 31, 2011, was $121 thousand, and $0 for the three months ended March 31, 2010.  The amount recorded in 2011 is in connection to the derivative liability related to certain of the Term Loan’s conversion options.  This derivative liability had a fair value of $330 thousand at March 31, 2011, and will be marked-to-market at the end of each reporting period and recorded as other income (expense).  See Notes to the Consolidated Financial Statements:  Note 3 – Long-term Debt.

Income Taxes  Income tax expense for the three months ended March 31, 2011, was $2 thousand, and $1 thousand for the three months ended March 31, 2010.   See Notes to the Consolidated Financial Statements: Note 6 – Income Taxes.

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

The debt covenants associated with the loan were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At March 31, 2011, the Company was in compliance with its debt covenants.

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

At March 31, 2011, we had no outstanding credit facilities other than the Convertible Term Loan.

Cash Used for Operating Activities.  Cash used for operating activities totaled $2.0 million and $2.3 million for the three months ended March 31, 2011 and 2010, respectively.  The first quarter cash requirements are typically seasonally higher than those required for the remaining quarters due to cultural costs incurred in the agricultural operations and the timing of certain administrative costs.  The cash was primarily used to fund general and administrative expenses related to our resource development efforts.

Cash Used In Investing Activities.  Cash used in investing activities during the three months ended March 31, 2011, was $1.1 million, compared with $352 thousand during the same period in 2010.   The 2011 period included additional investments in well-field and environmental work related to progressing the Water Project.

Cash Used In Financing Activities.  Cash used in financing activities was $4 thousand during the three months ended March 31, 2011, compared with $7 thousand during the comparable prior year period.

Outlook

        Short Term Outlook. Our $10 million working capital facility, which closed on October 19, 2010, together with our existing cash resources, provide us with sufficient funds to meet our expected working capital needs through fiscal year 2011.  Based on our current and anticipated usage of cash resources, we will require additional working capital commencing during the second quarter of fiscal 2012 to meet our cash resource needs from that point forward and to continue to finance our operations until such time as our asset development programs produce revenues.  If we are unable to generate this from our current development activities, then we will need to seek additional debt or equity financing in the capital markets.  We expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities.  See "Long Term Outlook", below.  No assurances can be given, however, as to the availability or terms of any new financing.

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

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements – Description of Business and Summary of Significant Accounting Policies.

Certain Known Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	After 5 years
(in thousands)
Long-term debt obligations	$52,199	$16	$52,183	$-	$-
Interest Expense	7,591	1	7,590	-	-
Operating leases	525	312	213	-	-
	$60,315	$329	$59,986	$-	$-

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2011, all of the Company's indebtedness bore interest at fixed rates; therefore, the Company is not exposed to market risk from changes in interest rates on long-term debt obligations.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chairman and Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to its Board of Directors.  Based on their evaluation as of March 31, 2011, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

       There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

       Not applicable.

ITEM 3.	Defaults Upon Senior Securities

       Not applicable.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

       On May 5, 2011, Southern California water provider Jurupa Community Services District (“JCSD”) received an option from the Company to acquire conserved water and related storage capacity in the Cadiz Water Conservation & Storage Project (“Project”) under the same terms and conditions as those provided in the Company’s June 2010 Option Agreement with the Three Valleys Municipal Water District.  The agreement with JCSD commits $125,000 to the environmental review and also provides JCSD with options to acquire both a firm annual supply of 5,000 acre feet of water conserved by the Project and storage rights in the Project once the environmental review is complete.

ITEM 6.	Exhibits

The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Keith Brackpool, Chairman and Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Keith Brackpool, Chairman and Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1	Letter agreement with Scott S. Slater dated April 12, 2011

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cadiz Inc.

By:	/s/ Keith Brackpool	May 9, 2011
	Keith Brackpool	Date
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Timothy J. Shaheen	May 9, 2011
	Timothy J. Shaheen	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)