Form 10-Q
period 2011-06-30
CADIZ INC
filed 2011-08-08
CIK 727273

United States
Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[√]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2011

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
Yes___ No   √

As of August 5, 2011, the Registrant had 14,192,874 shares of common stock, par value $0.01 per share, outstanding.

 Cadiz Inc.

Index

 Cadiz Inc.

Consolidated Statements of Operations (Unaudited)

	For the Three Months
	Ended June 30,
($ in thousands except per share data)	2011	2010

Revenues	$40	$4

Costs and expenses:
Cost of sales	18	-
General and administrative	2,218	2,015
Depreciation	92	83

Total costs and expenses	2,328	2,098

Operating loss	(2,288)	(2,094)

Interest expense, net	(1,374)	(1,049)
Other expense, net	(65)	-

Loss before income taxes	(3,727)	(3,143)
Income tax provision	1	1

Net loss applicable to common stock	$(3,728)	$(3,144)

Basic and diluted net loss per common share	$(0.27)	$(0.23)

Basic and diluted weighted average shares outstanding	13,957	13,678

See accompanying notes to the consolidated financial statements.

 Cadiz Inc.

Consolidated Statements of Operations (Unaudited)

	For the Six Months
	Ended June 30,
($ in thousands except per share data)	2011	2010

Revenues	$497	$7

Costs and expenses:
Cost of sales	450	-
General and administrative	5,183	6,092
Depreciation	181	182

Total costs and expenses	5,814	6,274

Operating loss	(5,317)	(6,267)

Interest expense, net	(2,718)	(2,082)
Other income, net	56	-

Loss before income taxes	(7,979)	(8,349)
Income tax provision	3	2

Net loss applicable to common stock	$(7,982)	$(8,351)

Basic and diluted net loss per common share	$(0.58)	$(0.61)

Basic and diluted weighted average shares outstanding	13,818	13,667

See accompanying notes to the consolidated financial statements.

 Cadiz Inc.

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
($ in thousands)	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$2,980	$5,911
Accounts receivable	24	277
Prepaid expenses and other	736	299

Total current assets	3,740	6,487

Property, plant, equipment and water programs, net	39,990	38,315
Goodwill	3,813	3,813
Other assets	365	321

Total Assets	$47,908	$48,936

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$891	$358
Accrued liabilities	1,029	1,518
Current portion of long term debt	12	16

Total current liabilities	1,932	1,892

Long-term debt, net	49,080	44,403
Derivative liabilities	59	451
Tax liability	321	321
Other long-term liabilities	1,423	923

Total Liabilities	52,815	47,990

Stockholders’ equity:
Common stock - $.01 par value; 70,000,000 shares
authorized; shares issued and outstanding – 13,829,238 at
June 30, 2011 and 13,677,772 at December 31, 2010	138	137
Additional paid-in capital	284,487	282,359
Accumulated deficit	(289,532)	(281,550)
Total stockholders’ equity (deficit)	(4,907)	946

Total Liabilities and Stockholders’ equity	$47,908	$48,936

See accompanying notes to the consolidated financial statements.

 Cadiz Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months
	Ended June 30,
($ in thousands except per share data)	2011	2010

Cash flows from operating activities:
Net loss Adjustments to reconcile net loss to	$(7,982)	(8,351)
net cash used for operating activities:
Depreciation	181	182
Amortization of debt discount & issuance costs	1,157	759
Interest expense added to loan principal	1,563	1,327
Unrealized gain on derivative liability	(56)	-
Compensation charge for stock and share options	1,793	2,673
Changes in operating assets and liabilities:
Decrease in accounts receivable	253	130
Increase in prepaid expenses and other	(437)	(235)
(Increase) decrease in other assets	(83)	32
Increase (decrease) in accounts payable	507	(382)
(Decrease) increase in accrued liabilities	(210)	34
Increase in other long-term liabilities	500	-
Net cash used for operating activities	(2,814)	(3,831)

Cash flows from investing activities:
Additions to property, plant and equipment	(2,109)	(412)

Net cash used in investing activities	(2,109)	(412)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,000	-
Principal payments on long-term debt	(8)	(14)

Net cash provided by (used in) financing activities	1,992	(14)

Net decrease in cash and cash equivalents	(2,931)	(4,257)

Cash and cash equivalents, beginning of period	5,911	8,878

Cash and cash equivalents, end of period	$2,980	$4,621

See accompanying notes to the consolidated financial statements.

 Cadiz Inc.

Consolidated Statements of Stockholders' Equity (Unaudited)

($ in thousands except per share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of December 31, 2010	13,677,772	$137	$282,359	$(281,550)	$946

Stock awards	151,466	1	-	-	1

Convertible term loan conversion option	-	-	336	-	336

Stock based compensation expense	-	-	1,792	-	1,792

Net loss	-	-	-	(7,982)	(7,982)

Balance as of June 30, 2011	13,829,238	$138	$284,487	$(289,532)	$(4,907)

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

    The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2010.  The results of operations for the six months ended June 30, 2011, are not necessarily indicative of results for the entire fiscal year ending December 31, 2011.

Liquidity

    The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $8.0 million for the six months ended June 30, 2011, and $8.4 million for the six months ended June 30, 2010.  The Company had working capital of $1.8 million and additional available capacity of $3 million on its working capital facility at June 30, 2011, and used cash in operations of $2.8 million for the six months ended June 30, 2011 and $3.8 million for the six months ended June 30, 2010.  Working capital requirements are seasonally less in the second half of the year as proceeds from the Company’s agricultural operations are realized.  Currently, the Company's sole focus is the development of its land and water assets.

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

    On October 19, 2010, the Company closed a new $10 million working capital facility with the same existing lenders.  Under the terms of the $10 million facility, the Company drew the first $5 million on the closing date and was granted the option to draw up to an additional $5 million over the 12 months following the closing date.  On June 30, 2011, the Company elected to draw $2 million from the remaining $5 million facility.

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

    In June 2011, the Company filed a shelf registration statement on Form S-3 registering the sale of up to $50 million of the Company’s common stock in one or more public offerings.  The registration statement was declared effective on June 10, 2011.  On July 8, the Company raised $4.0 million with the sale of 363,636 shares at $11.00 per share by way of a takedown from this shelf registration.  See Note 8, “Subsequent Event”.  With the receipt of the proceeds from this sale, the Company has determined that it will not draw upon the remaining $3 million otherwise available to be drawn under its working capital facility.  Effective July 25, 2011, the Company entered into an amendment to the facility eliminating the availability to the Company of the unused $3 million portion of the facility.

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

    Based upon the Company’s current and anticipated usage of cash resources, it will require additional working capital commencing during the first quarter of fiscal 2012 to meet its cash resource needs from that point forward and to continue to finance its operations until such time as its asset development programs produce revenues.  If the Company is unable to generate this from its current development activities, then it will need to seek additional debt or equity financing in the capital markets.

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

Short-Term Investments

    The Company considers all short-term deposits with an original maturity greater than three months, but no greater than one year, to be short-term investments.  The Company had no short-term investments at June 30, 2011, and no short-term investments at December 31, 2010.

Supplemental Cash Flow Information

    No cash payments, including interest, are due on the loan with Lampe Conway prior to the June 29, 2013, final maturity date.

    The Company recorded non-cash additions to fixed assets of $746,000 at June 30, 2011, and $1,276,000 at December 31, 2010, which were accrued at the respective period ends, for the costs directly attributable to the development of the Water Project.

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

NOTE 2 - PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

    Property, plant, equipment and water programs consist of the following (in thousands):

	June 30	December 31,
	2011	2010

Land and land improvements	$24,118	$23,680
Water programs	16,857	15,496
Buildings	1,187	1,180
Leasehold improvements	570	570
Furniture and fixtures	442	442
Machinery and equipment	978	950
Construction in progress	185	163
	44,337	42,481

Less accumulated depreciation	(4,347)	(4,166)

	$39,990	$38,315

    Depreciation expense totaled $92,000 for the three months ended June 30, 2011, and $83,000 for the three months ended June 30, 2010.  Depreciation expense totaled $181,000 and $182,000 for the six months ended June 30, 2011 and 2010, respectively.

NOTE 3 – LONG-TERM DEBT

    The carrying value of the Company's debt, before discount, approximates fair value, based on interest rates available to the Company for debt with similar terms.

    At June 30, 2011, and December 31, 2010, the carrying amount of the Company’s outstanding debt is summarized as follows (in thousands):

	June 30,	December 31,
	2011	2010

Zero coupon secured convertible term loan due June 29, 2013. Interest accruing at 5% per annum until June 29, 2009 and at 6% thereafter	$54,975	$51,412
Other loans	12	20
Debt discount, net of accumulated accretion	(5,895)	(7,013)
	49,092	44,419

Less current portion	12	16

	$49,080	$44,403

    Pursuant to the Company’s loan agreements, annual maturities of long-term debt outstanding on June 30, 2011, are as follows:

12 Months Ending June 30	(in thousands)

2012	12
2013	54,975
2014	0
$54,987

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

    On October 19, 2010, the Company entered into a new $10 million working capital facility with Lampe Conway and other participating lenders (“the Lenders”). Under the terms of the new $10 million facility, the Company drew the first $5 million on the Closing Date (“First Tranche”).  At closing, the Company was also granted the option to draw up to an additional $5 million over the 12 months following the Closing Date (“Second Tranche”).  All interest on outstanding balances accrue at 6%, with no principal or interest payments required before the new facility’s June 29, 2013 maturity date, consistent with the Company’s existing term debt facility.

    The First Tranche (including accrued interest) is convertible at any time into the Company’s common stock at a price of $13.50 per share and the Second Tranche (including accrued interest) is convertible into the Company’s common stock at $12.50 per share.

Also on the Closing Date, the Company’s existing Term Loan with the Lenders was modified as to certain of its conversion features:

•
$20.62 million of the existing convertible debt has been changed to allow for up to $2.5 million of this amount to be converted at any time into the Company’s common stock at the price of $13.50 per share, with the remaining amount becoming non-convertible.

•
If the Second Tranche were to be drawn in full, approximately $20 million of additional existing debt would be changed to allow for up to $5 million of this amount to be converted at any time into the Company’s common stock at $12.50 per share, with the remaining amount becoming non-convertible.

•	The final $4.55 million of the existing debt continues to be convertible at $7 per share.

    On June 30, 2011, $2 million of the $5 million available Second Tranche was drawn.  As a result of the Second Tranche draw, $4 million of the outstanding loan became convertible into 320,000 shares of Cadiz common stock.  Further, approximately $10 million of the loan that was previously convertible into approximately 290,000 shares of Cadiz common stock is no longer convertible.  Also, see Note 8 – Subsequent Event.

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

    As a result of the modifications of the convertible debt arrangements in June 2009 and October 2010, the change in conversion value between the original and modified instrument totaling approximately $3.2 million was recorded as additional debt discount with an offsetting amount recorded as additional paid-in capital.  Such debt discount is accreted to the redemption value of the instrument over the remaining term of the loan as additional interest expense.  In connection with the modification transaction in October 2010, the Company recorded a derivative liability related to the conversion option.  This derivative liability had a fair value of $59 thousand at June 30, 2011, and will be marked-to-market at the end of each reporting period and recorded as other income (expense).

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

2003 Management Equity Incentive Plan

    In December 2003, concurrently with the completion of the Company’s then current financing arrangements with ING, the Company’s board of directors authorized the adoption of a Management Equity Incentive Plan.  Under the Incentive Plan, a total of 1,472,051 shares of common stock and common stock options were granted to key personnel.  As of June 30, 2011, a total of 315,000 common stock options remain outstanding under this plan.

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

2007 Management Equity Incentive Plan

    The 2007 Management Equity Incentive Plan was approved by stockholders at the 2007 Annual Meeting.  The plan provides for the grant and issuance of up to 1,050,000 shares and options to the Company’s employees and consultants.  The plan became effective when the Company filed a registration statement on Form S-8 on July 25, 2007.  As of June 30, 2011, a total of 10,000 common stock options remain outstanding under this plan.

2009 Equity Incentive Plan

    The 2009 Equity Incentive Plan was approved by stockholders at the 2009 Annual Meeting.  The plan provides for the grant and issuance of up to 850,000 shares and options to the Company’s employees and consultants.  The plan became effective when the Company filed a registration statement on Form S-8 on December 18, 2009.

    In January and February 2010, the Company granted a total of 402,500 options for the purchase of one share of common stock under the 2009 Equity Incentive Plan.  These options have strike prices that are at or slightly above the fair market value of the Company’s common stock on the date that the grants became effective.  In February 2011, the Company granted 20,000 options for purchase of one share of common stock at a price of $12.60 under the 2009 Equity Incentive Plan.  In April 2011, the Company granted 100,000 options for purchase of one share of common stock at a price of $12.51 under the 2009 Equity Incentive Plan.  All options under the 2009 Equity Incentive Plan have a ten year term with vesting periods ranging from issuance date to 24 months, and all remained outstanding as of June 30, 2011.

    All options that have been issued under the above plans have been issued to officers and employees of the Company.  In total, options to purchase 847,500 shares were unexercised and outstanding on June 30, 2011, under the three equity incentive plans.

    The Company recognized stock option related compensation costs of $713,000 and $1,525,000 in the six months ended June 30, 2011 and 2010, respectively.  On June 30, 2011, there was $785,000 of unamortized compensation expense relating to option awards.  This unamortized compensation expense is expected to be recognized through April 2013.  No options were exercised during the six months ended June 30, 2011.

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

    The recipients of these restricted shares have a contractual agreement not to sell any of these shares for a period of three years following the effective date.  Of the remaining 595,000 shares reserved under the 2009 Equity Incentive Plan, 522,500 were issued as options as described above and 72,500 are available for future distribution as of June 30, 2011.

    Under the Outside Director Compensation Plan, 48,571 shares have been awarded for the plan years ended June 30, 2006, through June 30, 2011.  Of the 48,571 shares awarded, 39,151 shares have vested and been issued.  The remaining shares will vest on January 31, 2012.

    The Company recognized stock based compensation costs related to stock based awards of $1,081,000 and $1,148,000 in the six months ended June 30, 2011 and 2010, respectively.

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

    391,200 warrants remain outstanding as of June 30, 2011.

NOTE 6 – INCOME TAXES

    As of June 30, 2011, the Company had net operating loss (“NOL”) carryforwards of approximately $110 million for federal income tax purposes and $68 million for California state income tax purposes.  Such carryforwards expire in varying amounts through the year 2031.  Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

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

    As of June 30, 2011, the Company possessed unrecognized tax benefits totaling approximately $3.3 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.  Additionally, as of that date the Company had approximately $321,000 that was previously accrued for state taxes, interest and penalties related to income tax positions in prior returns.  Income tax penalties and interest are classified as general and administrative expenses.  The Company was not subject to any income tax penalties or interest during the three months ended June 30, 2011.

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

NOTE 7 – NET LOSS PER COMMON SHARE

    Basic earnings per share (EPS) is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any, by the weighted-average common shares outstanding.  Options, deferred stock units, warrants and convertible debt were not considered in the computation of diluted EPS because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 2,653,000 and 2,396,000 for the three months ended June 30, 2011 and 2010, respectively, and 2,601,000 and 2,376,000 for the six months ended June 30, 2011 and 2010, respectively.

NOTE 8 – SUBSEQUENT EVENT

    On July 8, 2011, the Company sold 363,636 shares of Common Stock (the “Shares”) at a price of $11.00 per share for total proceeds of $4,000,000.  The proceeds will be used to replace the unutilized portion of the Company’s existing working capital facility and for general corporate purposes.  The Shares were sold pursuant to an effective registration statement with the Securities and Exchange Commission.  With the receipt of the proceeds from this sale, the Company has determined that it will not draw upon the remaining $3 million otherwise available to be drawn under its working capital facility.  Effective July 25, 2011, the Company entered into an amendment to the facility eliminating the availability to the Company of the unused $3 million portion of the facility.

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

    For more than 20 years, we have maintained an agricultural development at our property in the Cadiz Valley, relying upon groundwater from the underlying aquifer system for irrigation. In 1993, we secured permits for agricultural production on up to 9,600 acres of our 35,000 acre Cadiz Valley property and the withdrawal of more than one million acre-feet of groundwater from the aquifer system. Since that time, we have maintained various levels of agricultural development at the property and this development has provided our principal source of revenue.  Although sustainable agricultural development is an important and enduring component of our business, we believe that the long-term value of our assets can best be derived through the development of water supply and storage projects at our properties.

    The primary factors that drive the value of water supply and storage projects are continued population growth and increasing pressure on water supplies throughout California. Southern California   is confronting the prospect of long-term and systematic water supply challenges including environmental restrictions and regulatory shortages on each of its three imported water sources: the State Water Project, the Colorado River and the Los Angeles Aqueduct.  Availability of supplies also differs greatly from year to year due to California’s natural hydrological variability. For example, a historic drought from 2007 – 2009 was followed by above-average rainfall this past winter. With the region’s population expected to continue to expand, water agencies must evaluate new supply solutions to account for anticipated fluctuations in traditional supplies and plan for long-term water needs.

    At present, our development efforts are primarily focused on the Cadiz Valley Water Conservation, Recovery and Storage Project (“Water Project”), which involves the conservation of groundwater that is otherwise lost to evaporation from the aquifer system beneath our Cadiz Valley property (see Water Resource Development).  We believe that the ultimate implementation of this Water Project will create the primary source of our future cash flow and, accordingly, our working capital requirements relate largely to the development activities associated with this Water Project.

    In addition, we continue to pursue other additional uses of our land and water resource assets, including solar energy development.  Opportunities in the solar energy production market are being driven by a series of policy initiatives issued by the State of California and the United States government.  This includes California’s mandate to acquire 33% of the state’s electricity from renewable sources by 2020 and federal efforts to accelerate the development of renewable energy and energy transmission projects in the Mojave Desert.  Energy companies, government agencies and environmental organizations are actively working to identify suitable locations for solar energy development to meet future energy needs and have encouraged development on private lands.

    We will continue our efforts in the water development and solar energy sectors and also pursue strategic investments in business or infrastructure complementary to meet our objectives. We cannot predict with certainty when or if these objectives will be realized.

Water Resource Development

    The Water Project proposes to capture, conserve and store groundwater beneath our Cadiz Valley property that would otherwise be lost to evaporation from nearby dry lakes and deliver it via a buried conveyance pipeline to the Colorado River Aqueduct for further delivery throughout Southern California.  Through the active management of the aquifer system, the Project will create a new, sustainable water supply for Project participants. The Water Project is being designed, constructed and operated in accordance with established groundwater management principles to maximize the reasonable and beneficial use of groundwater, and avoid harm to the aquifer system, surrounding desert environment or other consumptive users.

    In general, several elements are needed to complete such a project: (1) a pipeline right-of-way from the Water Project area to the Colorado River Aqueduct; (2) storage and supply agreements with one or more public water agencies or private water utilities; (3) environmental permits; and (4) construction and working capital financing.  As described below, the first three elements have progressed on a concurrent basis.  The fourth is dependent on actions arising from the completion of the first three.

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

    In May 2011, we entered into an option agreement with Jurupa Community Services District (“JCSD”).  JCSD provides water and sewer services in a 48-square mile service area located in an unincorporated portion of western Riverside County, California.

    Under the terms of the option agreements with the five water providers, upon completion of the Water Project’s California Environmental Quality Act (“CEQA”) review, each agency will have the right to acquire an annual supply of 5,000 acre-feet of water at a pre-determined formula competitive with their incremental cost of new water.  SMWD also has the option to purchase an additional 10,000 acre-feet of water per year.  The agencies also have options to acquire carry-over storage rights in the Water Project to allow them to manage their supplies in complement with their other water resources. The option agreements had no impact on our operations, financial position, or cash flows for the three months ended June 30, 2011.

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

    Further, and also prior to beginning the formal environmental permitting process, we entered into a Memorandum of Understanding with the Natural Heritage Institute (“NHI”), a leading global environmental organization committed to protecting aquatic ecosystems. As part of this “Green Compact”, NHI will assist with our efforts to sustainably manage the development of our Cadiz Valley property and we will follow stringent plans for groundwater management and habitat conservation and create a groundwater monitoring plan for the Water Project.

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

    In April 2011, a 13-member Groundwater Stewardship Committee (GSC) comprised of leading national groundwater experts was formed by SMWD and other project participants, including the Company, to review historical and recently collected field data and modeling work and provide advice and recommendations for the Water Project’s proposed operating plan and monitoring program. Members of the GSC have been drawn from various sectors and include individuals from regulatory institutions, non-governmental organizations, academia, and the professional groundwater industry, all with extensive experience on similar projects. The work of the GSC is being conducted concurrently with the Project’s CEQA environmental review and permitting process. The operating plan and monitoring plans will be components of the DEIR document.

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

Agricultural Development

    Within the Cadiz Valley property, 9,600 acres have been zoned for agriculture.  The infrastructure includes seven wells that are interconnected within this acreage, with total annual production capacity of approximately 13,000 acre-feet of water.  Additionally, there are housing and kitchen facilities that support up to 300 employees associated with the agricultural operations.  The underlying groundwater, fertile soil, and desert temperatures are well suited for a wide variety of fruits and vegetables.

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

    In addition to solar energy development, we believe that over the longer-term, the population of Southern California, Nevada, and Arizona will continue to grow, and that, in time, the economics of commercial and residential development of our properties will become attractive. Moreover, other opportunities in business or infrastructure complementary to our current objectives could become attractive and provide new opportunities for our business.

    We remain committed to the sustainable use of our land and water assets, and will continue to explore all opportunities for environmentally-responsible development of these assets.  We cannot predict with certainty which of these various opportunities will ultimately be utilized.

Results of Operations

Three Months Ended June 30, 2011, Compared to Three Months Ended June 30, 2010

    We have not received significant revenues from our water resource and real estate development activity to date.  As a result, we have historically incurred a net loss from operations.  We had revenues of $40 thousand for the three months ended June 30, 2011, and $4 thousand for the three months ended June 30, 2010.  We incurred a net loss of $3.7 million in the three months ended June 30, 2011, compared with a $3.1 million net loss during the three months ended June 30, 2010.

    Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e. general and administrative expense) and our interest expense.  We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

   Revenues We had revenues of $40 thousand for the three months ended June 30, 2011, and $4 thousand for the three months ended June 30, 2010.  The increase in revenue in 2011 was primarily due to a larger and longer 2010-2011 lemon harvest season in comparison to the 2009-2010 lemon harvest year.

   Cost of Sales Cost of sales totaled $18 thousand for the three months ended June 30, 2011, and $0 for the three months ended June 30, 2010.  The higher cost of sales in 2011 reflects higher lemon harvesting costs due to the larger size of the 2010-2011 lemon crop.

   General and Administrative ExpensesGeneral and administrative expenses were $2.2 million during the three months ended June 30, 2011, and $2.0 million during the three months ended June 30, 2010.  Non-cash compensation costs for stock and option awards are included in General and Administrative Expenses.  The higher 2011 expenses were primarily due to additional legal and consulting fees related to water development efforts.

    Compensation costs from stock and option awards for the three months ended June 30, 2011, were $567 thousand, compared with $563 thousand for the three months ended June 30, 2010.  The expense reflects the vesting schedules of the stock and option awards under the 2009 equity incentive plan.

    Other General and Administrative Expenses, exclusive of stock based compensation costs, totaled $1.6 million and $1.4 million for the three months ended June 30, 2011 and 2010, respectively.

   Depreciation Depreciation expense totaled $92 thousand for the three months ended June 30, 2011, and $83 thousand for the three months ended June 30, 2010.

   Interest Expense, net Net interest expense totaled $1.4 million during the three months ended June 30, 2011, compared to $1.0 million during the same period in 2010.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	June 30,
	2011	2010

Interest on outstanding debt	$791	$672
Amortization of financing costs	20	9
Amortization of debt discount	563	370
Interest income	(0)	(2)

	$1,374	$1,049

    See Notes to the Consolidated Financial Statements: Note 3 – Long-term Debt.

   Other Expense, net  Net other expense for the three months ended June 30, 2011, was $65 thousand, and $0 for the three months ended June 30, 2010.  The amount recorded in 2011 relates to the derivative liability associated with certain of the Term Loan’s conversion options.  This derivative liability had a fair value of $59 thousand at June 30, 2011, and will be marked-to-market at the end of each reporting period and recorded as other income (expense).  See Notes to the Consolidated Financial Statements:  Note 3 – Long-term Debt.

   Income Taxes  Income tax expense for the three months ended June 30, 2011, was $1 thousand, and $1 thousand for the three months ended June 30, 2010.   See Notes to the Consolidated Financial Statements: Note 6 – Income Taxes.

Six Months Ended June 30, 2011, Compared to Six Months Ended June 30, 2010

    We had revenues of $497 thousand for the six months ended June 30, 2011, and $7 thousand for the six months ended June 30, 2010.  We incurred a net loss of $8.0 million in the six months ended June 30, 2011, compared with a $8.4 million net loss during the six months ended June 30, 2010.  The lower 2011 expense was primarily due to lower stock based non-cash compensation costs related to options issued in 2010 under the 2009 Equity Incentive Plan.

   Revenues  Cadiz had revenues of $497 thousand for the six months ended June 30, 2011, and $7 thousand for the six months ended June 30, 2010.  The increase in revenue in 2011 was primarily due to a larger and longer 2010-2011 lemon harvest season in comparison to the 2009-2010 lemon harvest season.

   Cost of Sales  Cost of sales totaled $450 thousand during the six months ended June 30, 2011, and $0 during the six months ended June 30, 2010.  The higher cost of sales in 2011 reflects higher lemon harvesting costs due to the larger size of the 2010-2011 lemon crop.

   General and Administrative Expenses General and administrative expenses during the six months ended June 30, 2011, totaled $5.2 million compared to $6.1 million for the six months ended June 30, 2010.  Non-cash compensation costs for stock and option awards are included in General and Administrative Expenses.  The lower 2011 expense was primarily due to lower stock based non-cash compensation costs related to options issued in 2010 under the 2009 Equity Incentive Plan.

    Compensation costs from stock and option awards for the six months ended June 30, 2011, were $1.8 million compared with $2.7 million for the six months ended June 30, 2010.  The expense reflects the vesting schedules of the stock and option awards under the 2009 equity incentive plan.

    Other General and Administrative Expenses, exclusive of stock based compensation costs, totaled $3.4 million in the six months ended June 30, 2011, compared with $3.4 million for the six months ended June 30, 2010.

   Depreciation Depreciation expense totaled $181 thousand for the six months ended June 30, 2011, and $182 thousand for the six months ended June 30, 2010.

   Interest Expense, net  Net interest expense totaled $2.7 million during the six months ended June 30, 2011, compared to $2.1 million during the same period in 2010.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Six Months Ended
	June 30,
	2011	2010

Interest on outstanding debt	$1,563	$1,327
Amortization of financing costs	39	19
Amortization of debt discount	1,118	740
Interest income	(2)	(4)

	$2,718	$2,082

    See Notes to the Consolidated Financial Statements: Note 3 – Long-term Debt.

   Other Income, net  Net other income for the six months ended June 30, 2011, was $56 thousand, and $0 for the six months ended June 30, 2010.  The amount recorded in 2011 is in connection to the derivative liability related to certain of the Term Loan’s conversion options.  This derivative liability had a fair value of $59 thousand at June 30, 2011, and will be marked-to-market at the end of each reporting period and recorded as other income (expense).  See Notes to the Consolidated Financial Statements:  Note 3 – Long-term Debt.

   Income Taxes  Income tax expense was $3 thousand for the six months ended June 30, 2011, and $2 thousand for the six months ended June 30, 2010.  See Notes to the Consolidated Financial Statements: Note 6 – Income Taxes.

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

    On October 19, 2010, we closed a new $10 million working capital facility with our existing Lenders.  Under the terms of the new $10 million facility, we drew the first $5 million on the Closing Date (“First Tranche”).  Also upon closing, we were granted the option to draw up to an additional $5 million over the 12 months following the Closing Date (“Second Tranche”).   All interest on outstanding balances accrues at 6%, with no principal or interest payments required before the new facility’s June 29, 2013 maturity date, consistent with our existing term debt facility.  The First Tranche (including accrued interest) is convertible at any time into our common stock at a price of $13.50 per share, and the Second Tranche (including accrued interest) is convertible into our common stock at $12.50 per share.

    Also on the Closing Date, our existing debt facility with the Lenders was modified as to certain of its conversion features.  $20.62 million of the existing convertible debt was changed to allow for up to $2.5 million of this amount to be converted at any time into our common stock at the price of $13.50 per share, with the remaining amount becoming non-convertible. If the Second Tranche were to be drawn in full, approximately $20 million of additional existing debt would be changed to allow for up to $5 million of this amount to be converted at any time into our common stock at $12.50 per share, with the remaining amount becoming non-convertible.

    On June 30, 2011, $2 million of the $5 million available Second Tranche was drawn.   As a result of the Second Tranche draw, $4 million of the outstanding loan became convertible into 320,000 shares of Cadiz common stock.  Further, approximately $10 million of the loan that was previously convertible into approximately 290,000 shares of Cadiz common stock is no longer convertible.

    The debt covenants associated with the loan were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At June 30, 2011, the Company was in compliance with its debt covenants.

    On July 8, 2011, the Company sold 363,636 shares of Common Stock (the “Shares”) at a price of $11.00 per share for total proceeds of $4,000,000.  The proceeds will be used to replace the unutilized portion of the Company’s existing working capital facility and for general corporate purposes.  See Note 8 – Subsequent Event.

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

    At June 30, 2011, we had no outstanding credit facilities other than the Convertible Term Loan.

   Cash Used for Operating Activities.  Cash used for operating activities totaled $2.8 million and $3.8 million for the six months ended June 30, 2011 and 2010, respectively.  Working capital requirements are seasonally less in the second half of the year as proceeds from agricultural operations are realized.  The cash was primarily used to fund general and administrative expenses related to our resource development efforts.

   Cash Used for Investing Activities.  Cash used for investing activities during the six months ended June 30, 2011, was $2.1 million, compared with $412 thousand during the same period in 2010.   The 2011 period included additional investments in well-field and environmental work related to progressing the Water Project.

   Cash Provided By (Used for) Financing Activities.  Cash provided by financing activities was $2 million during the six months ended June 30, 2011, compared with $14 thousand of cash used for financing activities during the comparable prior year period.  This increase was due to the $2 million drawn by the Company on the Second Tranche of its existing Term Loan as described above.

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

Recent Accounting Pronouncements

    See Note 1 to the Consolidated Financial Statements – Description of Business and Summary of Significant Accounting Policies.

Certain Known Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	After 5 years
(in thousands)
Long-term debt obligations	$54,987	$12	$54,975	$-	$-
Interest Expense	7,055	-	7,055	-	-
Operating leases	448	314	134	-	-
	$62,490	$326	$62,164	$-	$-

* The above table does not reflect unrecognized tax benefits of $3.3 million, the timing of which is uncertain. Refer to Note 7 to our Annual Report on Form 10-K for the year ended December 31, 2010.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

    As of June 30, 2011, all of the Company's indebtedness bore interest at fixed rates; therefore, the Company is not exposed to market risk from changes in interest rates on long-term debt obligations.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

    The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chairman and Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to its Board of Directors.  Based on their evaluation as of June 30, 2011, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

10.1
Amendment No. 4 to the Credit Agreement among Cadiz Inc. and Cadiz Real Estate LLC, as Borrowers, the Several Lenders from time to time parties thereto, and LC Capital Master Fund Ltd., as Administrative Agent, dated as of July 25, 2011

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

Cadiz Inc.

By:	/s/ Keith Brackpool	August 8, 2011
	Keith Brackpool	Date
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Timothy J. Shaheen	August 8, 2011
	Timothy J. Shaheen	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)