Form 10-Q
period 2011-09-30
CADIZ INC
filed 2011-11-08
CIK 727273

United States
Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[√]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2011
OR
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
Yes___ No   √

As of November 4, 2011, the Registrant had 14,192,874 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.
Index

i

Cadiz Inc.
Consolidated Statements of Operations (Unaudited)

	For the Three Months
	Ended September 30,
($ in thousands except per share data)	2011	2010

Revenues	$121	$274

Costs and expenses:
Cost of sales	266	256
General and administrative	2,467	2,023
Depreciation	92	81

Total costs and expenses	2,825	2,360

Operating loss	(2,704)	(2,086)

Interest expense, net	(1,451)	(1,092)
Other income, net	52	-

Loss before income taxes	(4,103)	(3,178)
Income tax provision	2	1

Net loss applicable to common stock	$(4,105)	$(3,179)

Basic and diluted net loss per common share	$(0.29)	$(0.23)

Basic and diluted weighted average shares outstanding	14,161	13,678

See accompanying notes to the consolidated financial statements.

Cadiz Inc.
Consolidated Statements of Operations (Unaudited)

	For the Nine Months
	Ended September 30,
($ in thousands except per share data)	2011	2010

Revenues	$618	$281

Costs and expenses:
Cost of sales	716	256
General and administrative	7,650	8,115
Depreciation	273	263

Total costs and expenses	8,639	8,634

Operating loss	(8,021)	(8,353)

Interest expense, net	(4,169)	(3,174)
Other income, net	108	-

Loss before income taxes	(12,082)	(11,527)
Income tax provision	5	3

Net loss applicable to common stock	$(12,087)	$(11,530)

Basic and diluted net loss per common share	$(0.87)	$(0.84)

Basic and diluted weighted average shares outstanding	13,934	13,670

See accompanying notes to the consolidated financial statements.

Cadiz Inc.
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
($ in thousands)	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$3,452	$5,911
Accounts receivable	144	277
Prepaid expenses and other	738	299

Total current assets	4,334	6,487

Property, plant, equipment and water programs, net	40,822	38,315
Goodwill	3,813	3,813
Other assets	352	321

Total Assets	$49,321	$48,936

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$863	$358
Accrued liabilities	918	1,518
Current portion of long term debt	8	16

Total current liabilities	1,789	1,892

Long-term debt, net	50,517	44,403
Derivative liabilities	-	451
Tax liability	321	321
Other long-term liabilities	1,423	923

Total Liabilities	54,050	47,990

Stockholders’ equity:
Common stock - $.01 par value; 70,000,000 shares
authorized; shares issued and outstanding – 14,192,874 at
September 30, 2011 and 13,677,772 at December 31, 2010	142	137
Additional paid-in capital	288,766	282,359
Accumulated deficit	(293,637)	(281,550)
Total stockholders’ (deficit) equity	(4,729)	946

Total Liabilities and Stockholders’ equity	$49,321	$48,936

See accompanying notes to the consolidated financial statements.

Cadiz Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months
	Ended September 30,
($ in thousands except per share data)	2011	2010

Cash flows from operating activities:
Net loss Adjustments to reconcile net loss to	$(12,087)	(11,530)
net cash used for operating activities:
Depreciation	273	263
Amortization of debt discount & issuance costs	1,765	1,163
Interest expense added to loan principal	2,405	2,016
Unrealized gain on derivative liability	(108)	-
Compensation charge for stock and share options	2,069	3,151
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	133	(108)
Increase in prepaid expenses and other	(439)	(142)
(Increase) decrease in other assets	(83)	32
Increase (decrease) in accounts payable	200	(119)
Increase in accrued liabilities	28	148
Increase in other long-term liabilities	500	-
Net cash used for operating activities	(5,344)	(5,126)

Cash flows from investing activities:
Additions to property, plant and equipment	(3,103)	(743)

Net cash used in investing activities	(3,103)	(743)

Cash flows from financing activities:
Net proceeds from issuance of common stock	4,000	-
Proceeds from issuance of long-term debt	2,000	-
Principal payments on long-term debt	(12)	(17)

Net cash provided by (used in) financing activities	5,988	(17)

Net decrease in cash and cash equivalents	(2,459)	(5,886)

Cash and cash equivalents, beginning of period	5,911	8,878

Cash and cash equivalents, end of period	$3,452	$2,992

See accompanying notes to the consolidated financial statements.

Cadiz Inc.
Consolidated Statement of Stockholders’ Equity (Unaudited)
($ in thousands except per share data)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of December 31, 2010	13,677,772	$137	$282,359	$(281,550)	$946

Stock awards	151,466	1	-	-	1

Issuance of common stock for cash	363,636	4	3,995	-	3,999

Convertible term loan conversion option	-	-	343	-	343

Stock based compensation expense	-	-	2,069	-	2,069

Net loss	-	-	-	(12,087)	(12,087)

Balance as of September 30, 2011	14,192,874	$142	$288,766	$(293,637)	$(4,729)

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

The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2010.  The results of operations for the nine months ended September 30, 2011, are not necessarily indicative of results for the entire fiscal year ending December 31, 2011.

Liquidity

The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $12.1 million for the nine months ended September 30, 2011, and $11.5 million for the nine months ended September 30, 2010.  The Company had working capital of $2.5 million at September 30, 2011, and used cash in operations of $5.3 million for the nine months ended September 30, 2011 and $5.1 million for the nine months ended September 30, 2010.  Working capital requirements are seasonally less in the second half of the year as proceeds from the Company’s agricultural operations are realized.  Currently, the Company's sole focus is the development of its land and water assets.

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

On October 19, 2010, the Company closed a new $10 million working capital facility with the same existing lenders.  A total of $7 million was drawn during the term of this facility.

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

In June 2011, the Company filed a shelf registration statement on Form S-3 registering the sale of up to $50 million of the Company’s common stock in one or more public offerings.  The registration statement was declared effective on June 10, 2011.  On July 8, 2011, the Company raised $4.0 million with the sale of 363,636 shares at $11.00 per share by way of a takedown from this shelf registration.

The Company’s current resources do not provide the capital necessary to fund its implementation of the Cadiz Valley Water Conservation, Recovery and Storage Project (“Water Project”) should the Company be required to do so.  There is no assurance that additional financing (public or private) will be available on acceptable terms or at all.

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

Based upon the Company’s current and anticipated usage of cash resources, it will require additional working capital commencing during the second quarter of fiscal 2012 to meet its cash resource needs from that point forward and to continue to finance its operations until such time as its asset development programs produce revenues.  If the Company is unable to generate cash from its current development activities, then it will need to seek additional debt or equity financing in the capital markets.

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

Short-Term Investments

The Company considers all short-term deposits with an original maturity greater than three months, but no greater than one year, to be short-term investments.  The Company had no short-term investments at September 30, 2011, or December 31, 2010.

Supplemental Cash Flow Information

No cash payments, including interest, are due on the loan with Lampe Conway prior to the June 29, 2013, final maturity date.

The Company recorded non-cash additions to fixed assets of $676,000 at September 30, 2011, and $1,276,000 at December 31, 2010, which were accrued at the respective period ends, for the costs directly attributable to the development of the Water Project.

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

         In September 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-08, Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then there is no need to perform the two-step impairment test. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.  The Company expects to adopt this pronouncement in the fourth quarter of 2011.  The Company believes that the adoption of the ASU will not have a material impact on the Company’s consolidated financial statements, as it is intended to simplify the assessment for goodwill impairment.

NOTE 2 - PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

Property, plant, equipment and water programs consist of the following (in thousands):

	September 30,	December 31,
	2011	2010

Land and land improvements	$24,188	$23,680
Water programs	17,780	15,496
Buildings	1,187	1,180
Leasehold improvements	570	570
Furniture and fixtures	442	442
Machinery and equipment	978	950
Construction in progress	116	163
	45,261	42,481

Less accumulated depreciation	(4,439)	(4,166)

	$40,822	$38,315

Depreciation expense totaled $92,000 for the three months ended September 30, 2011, and $81,000 for the three months ended September 30, 2010.  Depreciation expense totaled $273,000 and $263,000 for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 3 – LONG-TERM DEBT

The carrying value of the Company's debt, before discount, approximates fair value, based on interest rates available to the Company for debt with similar terms.

 At September 30, 2011, and December 31, 2010, the carrying amount of the Company’s outstanding debt is summarized as follows (in thousands):

	September 30,	December 31,
	2011	2010

Zero coupon secured convertible term loan due June 29, 2013. Interest accruing at 5% per annum until June 29, 2009 and at 6% thereafter	$55,817	$51,412
Other loans	8	20
Debt discount, net of accumulated accretion	(5,300)	(7,013)
	50,525	44,419

Less current portion	8	16

	$50,517	$44,403

Pursuant to the Company’s loan agreements, annual maturities of long-term debt outstanding on September 30, 2011, are as follows:

12 Months Ending September 30	(in thousands)

2012	8
2013	55,817
2014	-
$55,825

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

On October 19, 2010 (“Closing Date”), the Company entered into a new $10 million working capital facility with Lampe Conway and other participating lenders (“the Lenders”).  The Company drew the first $5 million on the Closing Date (“First Tranche”).  The Company was also granted the option to draw up to an additional $5 million over the 12 months following the Closing Date (“Second Tranche”), of which $2 million was drawn on June 30, 2011. No further draws were made on this new facility prior to its expiration.  All interest on outstanding balances accrue at 6%, with no principal or interest payments required before the new facility’s June 29, 2013 maturity date, consistent with the Company’s existing term debt facility.

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

As a result of the modifications of the convertible debt arrangements in June 2009 and October 2010, the change in conversion value between the original and modified instrument totaling approximately $3.2 million was recorded as additional debt discount with an offsetting amount recorded as additional paid-in capital.  Such debt discount is accreted to the redemption value of the instrument over the remaining term of the loan as additional interest expense.  In connection with the modification transaction in October 2010, the Company recorded a derivative liability related to the conversion option.  The fair value of the derivative liability was marked-to-market at the end of each reporting period and recorded as other income (expense).  On July 25, 2011, the Company entered into an amendment to the facility eliminating the availability to the Company of the unused $3 million portion of the facility.  As a result, the conversion option related to the unused portion of the facility no longer exists and a derivative liability is no longer being recorded.

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

In November 2008, the Company entered into an agreement with the law firm of Brownstein Hyatt Farber Schreck LLP to provide legal and advisory services.  The primary services being provided are advising the Company as to the Water Project design and implementation, permit approvals, environmental compliance, negotiation and drafting of agreements related to the Water Project.  The agreement provides for interim payments due upon completion of specified milestones with respect to the Water Project, with the fee payable in cash and/or stock.  The first such milestone was satisfied on June 4, 2009, resulting in an obligation by the Company to pay a fee of $500,000, for which the parties agreed to payment in the form of 59,312 shares of the Company’s common stock valued at $8.43 per share, reflecting the fair market value of the stock on June 4, 2009.

In June 2011, the Company filed a shelf registration statement on Form S-3 registering the sale of up to $50 million of the Company’s common stock in one or more public offerings.  The registration statement was declared effective on June 10, 2011.  On July 8, 2011, the Company raised $4.0 million with the sale of 363,636 shares at $11.00 per share by way of a takedown from this shelf registration.

NOTE 5 – STOCK-BASED COMPENSATION PLANS AND WARRANTS

The Company has issued options and has granted stock awards pursuant to its 2003 Management Equity Incentive Plan, 2007 Management Equity Incentive Plan, and 2009 Equity Incentive Plan.  The Company has also granted stock awards pursuant to its Outside Director Compensation Plan.

2003 Management Equity Incentive Plan

In December 2003, concurrently with the completion of the Company’s then current financing arrangements with ING, the Company’s board of directors authorized the adoption of a Management Equity Incentive Plan.  Under the Incentive Plan, a total of 1,472,051 shares of common stock and common stock options were granted to key personnel.  As of September 30, 2011, a total of 315,000 common stock options remain outstanding under this plan.

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

2007 Management Equity Incentive Plan

The 2007 Management Equity Incentive Plan was approved by stockholders at the 2007 Annual Meeting.  The plan provides for the grant and issuance of up to 1,050,000 shares and options to the Company’s employees and consultants.  The plan became effective when the Company filed a registration statement on Form S-8 on July 25, 2007.  As of September 30, 2011, a total of 10,000 common stock options remain outstanding under this plan.

2009 Equity Incentive Plan

The 2009 Equity Incentive Plan was approved by stockholders at the 2009 Annual Meeting.  The plan provides for the grant and issuance of up to 850,000 shares and options to the Company’s employees and consultants.  The plan became effective when the Company filed a registration statement on Form S-8 on December 18, 2009.

In January and February 2010, the Company granted a total of 402,500 options for the purchase of one share of common stock under the 2009 Equity Incentive Plan.  These options have strike prices that are at or slightly above the fair market value of the Company’s common stock on the date that the grants became effective.  In February 2011, the Company granted 20,000 options for purchase of one share of common stock at a price of $12.60 under the 2009 Equity Incentive Plan.  In April 2011, the Company granted 100,000 options for purchase of one share of common stock at a price of $12.51 under the 2009 Equity Incentive Plan.  All options under the 2009 Equity Incentive Plan have a ten year term with vesting periods ranging from issuance date to 24 months, and all remained outstanding as of September 30, 2011.

All options that have been issued under the above plans have been issued to officers and employees of the Company.  In total, options to purchase 847,500 shares were unexercised and outstanding on September 30, 2011, under the three equity incentive plans.

The Company recognized stock option related compensation costs of $964,000 and $1,853,000 in the nine months ended September 30, 2011 and 2010, respectively.  On September 30, 2011, there was $534,000 of unamortized compensation expense relating to option awards.  This unamortized compensation expense is expected to be recognized through April 2013.  No options were exercised during the nine months ended September 30, 2011.

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

        The recipients of these restricted shares have a contractual agreement not to sell any of these shares for a period of three years following the effective date.  Of the remaining 595,000 shares reserved under the 2009 Equity Incentive Plan, 522,500 were issued as options as described above and 72,500 are available for future distribution as of September 30, 2011.

Under the Outside Director Compensation Plan, 48,571 shares have been awarded for the plan years ended June 30, 2006, through June 30, 2011.  Of the 48,571 shares awarded, 39,151 shares have vested and been issued.  The remaining shares will vest on January 31, 2012.

The Company recognized stock based compensation costs related to stock based awards of $1,105,000 and $1,298,000 in the nine months ended September 30, 2011 and 2010, respectively.

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

391,200 warrants remain outstanding as of September 30, 2011.

NOTE 6 – INCOME TAXES

As of September 30, 2011, the Company had net operating loss (“NOL”) carryforwards of approximately $114 million for federal income tax purposes and $71 million for California state income tax purposes.  Such carryforwards expire in varying amounts through the year 2031.  Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

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

As of September 30, 2011, the Company possessed unrecognized tax benefits totaling approximately $3.3 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.  Additionally, as of that date the Company had approximately $321,000 that was previously accrued for state taxes, interest and penalties related to income tax positions in prior returns.  Income tax penalties and interest are classified as general and administrative expenses.  The Company was not subject to any income tax penalties or interest during the nine months ended September 30, 2011.

The Company does not expect that the unrecognized tax benefits will significantly increase or decrease in the next 12 months.

The Company's tax years 2008 through 2010 remain subject to examination by the Internal Revenue Service, and tax years 2007 through 2010 remain subject to examination by California tax jurisdictions.  In addition, the Company's loss carryforward amounts are generally subject to examination and adjustment for a period of three years for federal tax purposes and four years for California purposes, beginning when such carryovers are utilized to reduce taxes in a future tax year.

Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against these assets.  Accordingly, no deferred tax asset has been reflected in the accompanying balance sheet.

NOTE 7 – NET LOSS PER COMMON SHARE

Basic earnings per share (EPS) is computed by dividing the net loss, after deduction for preferred dividends either accrued or imputed, if any, by the weighted-average common shares outstanding.  Options, deferred stock units, warrants and convertible debt were not considered in the computation of diluted EPS because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 2,852,000 and 2,714,000 for the three months ended September 30, 2011 and 2010, respectively, and 2,778,000 and 2,507,000 for the nine months ended September 30, 2011 and 2010, respectively.

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

The primary factors that drive the value of water supply and storage projects are continued population growth and sustained pressure on water supplies throughout California, including environmental restrictions and regulatory shortages on each of the State’s three primary water sources: the State Water Project, the Colorado River and the Los Angeles Aqueduct.  Availability of supplies in California also differs greatly from year to year due to natural hydrological variability.  For example, a historic drought from 2007 – 2009 was followed by above-average rainfall in 2010 and average rainfall thus far in 2011. Southern California’s water providers rely on imported sources for a majority of their water supplies. With the region’s population expected to continue to expand, Southern California water providers are presently seeking new, reliable supply solutions to account for anticipated fluctuations in traditional supplies and to plan for long-term water needs.

At present, our development efforts are primarily focused on the Cadiz Valley Water Conservation, Recovery and Storage Project (“Water Project”), which proposes to capture and conserve millions of acre-feet of native groundwater currently being lost to evaporation from the aquifer system beneath our Cadiz Valley property and deliver it to water providers throughout Southern California (see “Water Resource Development”).  We believe that the ultimate implementation of this Water Project will create the primary source of our future cash flow and, accordingly, our working capital requirements relate largely to the development activities associated with this Water Project.

Additionally, in September 2011, we entered into two separate option agreements giving us the right, but not the obligation, to purchase over 300 miles of existing underground natural gas pipelines (see “Other Development Opportunities”). We are currently exploring the feasibility of converting the pipelines for water transmission and utilizing these lines to transport water between various markets in the region. If feasible, these pipelines would create opportunities to move water in addition to that provided by the Water Project.

Further, we continue to pursue other additional uses of our land and water resource assets, including solar energy development.  Opportunities in the solar energy production market are being driven by a series of policy initiatives issued by the State of California and the United States government.  This includes California’s mandate to acquire 33% of the state’s electricity from renewable sources by 2020 and federal efforts to accelerate the development of renewable energy and energy transmission projects in the Mojave Desert.  Energy companies, government agencies and environmental organizations are engaged in efforts to identify suitable locations for solar energy development to meet future energy needs and are encouraging development on private lands.

We plan to continue our current development efforts and also pursue strategic investments in complementary business or infrastructure to meet our objectives. We cannot predict with certainty when or if these objectives will be realized.

Water Resource Development

The Water Project proposes to capture, conserve and store groundwater beneath our Cadiz Valley property that would otherwise be lost to evaporation from nearby dry lakes and deliver it via a buried conveyance pipeline to the Colorado River Aqueduct for further delivery throughout Southern California.  Through the active management of the aquifer system, the Project will create a reliable and sustainable water supply for Project participants. The Water Project is being designed, constructed and operated in accordance with established groundwater management principles to maximize the reasonable and beneficial use of groundwater and avoid harm to the aquifer system, surrounding desert environment or other consumptive users.

In general, several elements are needed to complete such a project: (1) a pipeline from the Water Project area to the existing water distribution system; (2) storage and supply agreements with one or more public water agencies or private water utilities; (3) environmental permits; and (4) construction and working capital financing.  As described below, the first three elements have progressed on a concurrent basis.  The fourth is dependent on actions arising from the completion of the first three.

(1)	A Pipeline from the Water Project Area to Access the Water Distribution System

In September 2008, we secured a right-of-way for the Water Project’s water conveyance pipeline by entering into a lease agreement with the Arizona & California Railroad Company.  The agreement allows for the use of a portion of the railroad’s right-of-way to construct and operate a water conveyance pipeline for a period up to 99 years. The pipeline would be used to convey water between our Cadiz Valley property and the Colorado River Aqueduct (CRA).

The Company is also exploring the potential to utilize one or more of the unused natural gas pipelines (as described in “Overview” above) that exist in the Project area as a means to access additional distribution systems.

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

In April 2011, a 12-member Groundwater Stewardship Committee (GSC) comprised of leading national groundwater experts was formed by SMWD and other project participants, including the Company, to review historical and recently collected field data and modeling work and provide advice and recommendations for the Water Project’s proposed operating plan and monitoring program. Members of the GSC were drawn from various sectors and include individuals from regulatory institutions, non-governmental organizations, academia, and the professional groundwater industry, all with extensive experience on similar projects. In October 2011, the GSC issued its findings and recommendations to SMWD as part of the ongoing CEQA process. After an extensive review of all available technical studies, the GSC concluded that the Project could be implemented without harming the environment. The panel recommended the inclusion of a state-of-the-art groundwater protection program as added assurance to the community of its findings. The work of the GSC will be incorporated into the DEIR document, which is expected to be released for public review and comment in the coming weeks.

(4)	Construction and Working Capital

Once the environmental review is concluded, we expect that we will complete economic agreements with the Water Project participants and make arrangements for the construction phase of the Water Project.  Construction would consist of wellfield facilities at our Cadiz Valley property and a conveyance pipeline extending approximately 43 miles along the right-of-way described in (1), above, from the wellfield to the Colorado River Aqueduct.

Should the Water Project ultimately include any of the existing natural gas pipelines which are subject to our option rights, then we will also incur costs associated with the exercise of these options and the conversion of the pipelines (see “Other Development Opportunities”).

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

We currently derive our agricultural revenues through the sale of our products in bulk or through independent packing facilities.  We incur all of the costs necessary to produce and harvest our organic raisin crop.  These raisins are then sold in bulk to a raisin processing facility.  We also incur all of the costs necessary to produce our lemon crop.  Once harvested, the lemons are shipped in bulk to a packing and sales facility.  In 2009, we entered into a lease agreement with a third party to develop up to an additional 500 acres of lemon orchards, 110 acres of which have been planted to date.  We expect to receive lease income once the new lemon orchards reach commercial production through a profit sharing agreement within the lease.

Although we plan to maintain our agricultural development, revenues will continue to vary from year to year based on acres in development, crop yields, and prices.  Further, we do not believe that our agricultural revenues are likely to be material to our overall results of operations once we begin to receive revenues from the Water Project.

Other Development Opportunities

Water Transportation

As described above (see “Overview”), we are currently evaluating the feasibility of converting existing idle natural gas pipelines for the transportation of water, either exclusively for the distribution of third party water or, in certain segments, in conjunction with the Water Project. In September 2011, we entered into two separate option agreements to purchase over 300 miles of existing underground natural gas pipelines. These two agreements, with unrelated parties, provide us with option terms that expire in April and December of 2012 to perform due diligence and determine the feasibility of water transportation uses.  If both purchase options are exercised they would require payments totaling $50 million.  Should conversion prove feasible, then upon conversion the pipelines are expected to have a combined average capacity to distribute up to 40,000 acre-feet of water per year in markets that currently lack multiple pick-up and delivery water distribution segments. Specific segments that may be used in conjunction with the Water Project will be further evaluated in its environmental documents.

Currently, the vast majority of potential water transfers in Southern California are difficult to implement because of location or the lack of space available in the existing distribution system, thereby creating a demand for additional water transfer capacity.  If we are ultimately able to utilize the natural gas pipelines to provide new water transmission lines in key markets, we intend to access existing demand for water transfers and allow agencies to do so outside of the few existing systems.  Further, we believe a conversion of the pipelines for water transfer use, if feasible, will allow remote water supplies to reach the urban market and could also help link Southern California groundwater systems that have been historically inaccessible.

Solar Energy Production

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

Results of Operations

Three Months Ended September 30, 2011, Compared to Three Months Ended September 30, 2010

We have not received significant revenues from our water resource and real estate development activity to date.  As a result, we have historically incurred a net loss from operations.  We had revenues of $121 thousand for the three months ended September 30, 2011, and $274 thousand for the three months ended September 30, 2010.  We incurred a net loss of $4.1 million in the three months ended September 30, 2011, compared with a $3.2 million net loss during the three months ended September 30, 2010.

Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e. general and administrative expense) and our interest expense.  We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

Revenues  We had revenues of $121 thousand for the three months ended September 30, 2011, and $274 thousand for the three months ended September 30, 2010.  The decrease in revenue in 2011 was primarily due to a smaller raisin crop in 2011 in comparison to the 2010 raisin crop.

Cost of Sales  Cost of sales totaled $266 thousand for the three months ended September 30, 2011, and $256 for the three months ended September 30, 2010.  The harvest for the 2011 raisin crop was smaller than the prior year, which required a higher allocation of fixed growing costs in 2011 to a smaller crop.  This resulted in an increase in cost of sales for the three months ended September 30, 2011, as compared to the same period the prior year.

General and Administrative Expenses General and administrative expenses were $2.5 million during the three months ended September 30, 2011, and $2.0 million during the three months ended September 30, 2010.  Non-cash compensation costs for stock and option awards are included in General and Administrative Expenses.  The higher 2011 expenses were primarily due to additional legal and consulting fees related to water development efforts, and are partially offset by the lower stock based non-cash compensation costs related to options issued in 2010 under the 2009 Equity Incentive plan.

Compensation costs from stock and option awards for the three months ended September 30, 2011, were $276 thousand, compared with $478 thousand for the three months ended September 30, 2010.  The expense reflects the vesting schedules of the stock and option awards under the 2009 equity incentive plan.

Other General and Administrative Expenses, exclusive of stock based compensation costs, totaled $2.2 million and $1.5 million for the three months ended September 30, 2011 and 2010, respectively.

Depreciation Depreciation expense totaled $92 thousand for the three months ended September 30, 2011, and $81 thousand for the three months ended September 30, 2010.

Interest Expense, net  Net interest expense totaled $1.5 million during the three months ended September 30, 2011, compared to $1.1 million during the same period in 2010.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	September 30,
	2011	2010

Interest on outstanding debt	$843	$689
Amortization of financing costs	13	11
Amortization of debt discount	595	393
Interest income	-	(1)

	$1,451	$1,092

See Notes to the Consolidated Financial Statements: Note 3 – Long-term Debt.

Other Income, net  Net other income for the three months ended September 30, 2011, was $52 thousand, and $0 for the three months ended September 30, 2010.  The amount recorded in 2011 relates to the derivative liability associated with certain of the Term Loan’s conversion options.  See Notes to the Consolidated Financial Statements:  Note 3 – Long-term Debt.

Income Taxes  Income tax expense for the three months ended September 30, 2011, was $2 thousand, and $1 thousand for the three months ended September 30, 2010.   See Notes to the Consolidated Financial Statements: Note 6 – Income Taxes.

Nine Months Ended September 30, 2011, Compared to Nine Months Ended September 30, 2010

We had revenues of $618 thousand for the nine months ended September 30, 2011, and $281 thousand for the nine months ended September 30, 2010.  We incurred a net loss of $12.1 million in the nine months ended September 30, 2011, compared with an $11.5 million net loss during the nine months ended September 30, 2010.

Revenues  Cadiz had revenues of $618 thousand for the nine months ended September 30, 2011, and $281 thousand for the nine months ended September 30, 2010.  The increase in revenue in 2011 was primarily due to a larger and longer 2010-2011 lemon harvest season in comparison to the 2009-2010 lemon harvest season, and is partially offset by a decrease in revenue due to a smaller raisin crop in 2011 in comparison to the 2010 raisin crop.

Cost of Sales  Cost of sales totaled $716 thousand during the nine months ended September 30, 2011, and $256 during the nine months ended September 30, 2010.  The higher cost of sales for the nine months ended September 30, 2011, is primarily due to the higher lemon harvesting and marketing costs related to the larger size of the 2010-2011 lemon crop.

General and Administrative Expenses General and administrative expenses during the nine months ended September 30, 2011, totaled $7.7 million compared to $8.1 million for the nine months ended September 30, 2010.  Non-cash compensation costs for stock and option awards are included in General and Administrative Expenses.  The lower 2011 expense was primarily due to lower stock based non-cash compensation costs related to options issued in 2010 under the 2009 Equity Incentive Plan, and is partially offset by higher 2011 expenses primarily due to additional legal and consulting fees related to water development efforts.

Compensation costs from stock and option awards for the nine months ended September 30, 2011, were $2.1 million compared with $3.2 million for the nine months ended September 30, 2010.  The expense reflects the vesting schedules of the stock and option awards under the 2009 equity incentive plan.

Other General and Administrative Expenses, exclusive of stock based compensation costs, totaled $5.6 million in the nine months ended September 30, 2011, compared with $5.0 million for the nine months ended September 30, 2010.

Depreciation Depreciation expense totaled $273 thousand for the nine months ended September 30, 2011, and $263 thousand for the nine months ended September 30, 2010.

Interest Expense, net  Net interest expense totaled $4.2 million during the nine months ended September 30, 2011, compared to $3.2 million during the same period in 2010.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Nine Months Ended
	September 30,
	2011	2010

Interest on outstanding debt	$2,406	$2,016
Amortization of financing costs	52	30
Amortization of debt discount	1,713	1,133
Interest income	(2)	(5)

	$4,169	$3,174

See Notes to the Consolidated Financial Statements: Note 3 – Long-term Debt.

Other Income, net  Net other income for the nine months ended September 30, 2011, was $108 thousand, and $0 for the nine months ended September 30, 2010.  The amount recorded in 2011 is in connection to the derivative liability related to certain of the Term Loan’s conversion options.  See Notes to the Consolidated Financial Statements:  Note 3 – Long-term Debt.

Income Taxes  Income tax expense was $5 thousand for the nine months ended September 30, 2011, and $3 thousand for the nine months ended September 30, 2010.  See Notes to the Consolidated Financial Statements: Note 6 – Income Taxes.

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

                On October 19, 2010 (“Closing Date”), we closed a new $10 million working capital facility with our existing Lenders.  Under the terms of the new $10 million facility, we drew the first $5 million on the Closing Date (“First Tranche”).  Also upon closing, we were granted the option to draw up to an additional $5 million over the 12 months following the Closing Date (“Second Tranche”).    We drew a total of $2 million on the second tranche prior to its expiration.  All interest on outstanding balances accrues at 6%, with no principal or interest payments required before the new facility’s June 29, 2013 maturity date, consistent with our existing term debt facility.  The First Tranche (including accrued interest) is convertible at any time into our common stock at a price of $13.50 per share, and the Second Tranche (including accrued interest) is convertible into our common stock at $12.50 per share.

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

The debt covenants associated with the loan were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At September 30, 2011, the Company was in compliance with its debt covenants.

On July 8, 2011, the Company sold 363,636 shares of Common Stock (the “Shares”) at a price of $11.00 per share for total proceeds of $4,000,000.  The proceeds were used to replace the unutilized portion of the Company’s working capital facility and for general corporate purposes.

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

At September 30, 2011, we had no outstanding credit facilities other than the Convertible Term Loan.

Cash Used for Operating Activities.  Cash used for operating activities totaled $5.3 million and $5.1 million for the nine months ended September 30, 2011 and 2010, respectively.  Working capital requirements are seasonally less in the second half of the year as proceeds from agricultural operations are realized.  The cash was primarily used to fund general and administrative expenses related to our resource development efforts.

Cash Used for Investing Activities.  Cash used for investing activities during the nine months ended September 30, 2011, was $3.1 million, compared with $743 thousand during the same period in 2010.   The 2011 period included additional investments in well-field and environmental work related to progressing the Water Project.

Cash Provided By (Used for) Financing Activities.  Cash provided by financing activities was $6.0 million during the nine months ended September 30, 2011, compared with $17 thousand of cash used for financing activities during the comparable prior year period.  The 2011 cash provided includes $2 million drawn by the Company on the Second Tranche of its existing Term Loan and $4.0 million of proceeds from the issuance of shares as described above.

Outlook

Short Term Outlook. Based on our current and anticipated usage of cash resources, we will require additional working capital commencing during the second quarter of fiscal 2012 to meet our cash resource needs from that point forward and to continue to finance our operations until such time as our asset development programs produce revenues.  If we are unable to generate cash from our current development activities, then we will need to seek additional debt or equity financing in the capital markets.  We expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities.  See "Long Term Outlook", below.  No assurances can be given, however, as to the availability or terms of any new financing.

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

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements – Description of Business and Summary of Significant Accounting Policies.

Certain Known Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	After 5 years
(in thousands)
Long-term debt obligations	$55,825	$8	$56,817	$-	$-
Interest Expense	6,213	-	6,213	-	-
Operating leases	459	348	111	-	-
	$62,497	$356	$62,141	$-	$-

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2011, all of the Company's indebtedness bore interest at fixed rates; therefore, the Company is not exposed to market risk from changes in interest rates on long-term debt obligations.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chairman and Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to its Board of Directors.  Based on their evaluation as of September 30, 2011, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

Cadiz Inc.

By:	/s/ Keith Brackpool	November 8, 2011
	Keith Brackpool	Date
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Timothy J. Shaheen	November 8, 2011
	Timothy J. Shaheen	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)