Form 10-K
period 2011-12-31
CADIZ INC
filed 2012-03-15
CIK 727273

united states
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-K

[√]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2011

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
Yes  √     No __
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  √   No __
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
Yes ___  No  √
The aggregate market value of the common stock held by nonaffiliates as of June 30, 2011 was approximately $136,070,739 based on 12,529,534 shares of common stock outstanding held by nonaffiliates and the closing price on that date.  Shares of common stock held by each executive officer and director and by each entity that owns more than 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.  As of March 7, 2012, the Registrant had 15,438,961 shares of common stock outstanding.

Documents Incorporated by Reference

The Registrant is not incorporating by reference any other documents within this Annual Report on Form 10-K except those footnoted in Part IV under the heading “Item 15. Exhibits, Financial Statement Schedules".

Cadiz Inc.

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

For more than 20 years, we have maintained an agricultural development at our property in the Cadiz Valley, relying upon groundwater from the underlying aquifer system for irrigation.  In 1993, we secured permits for agricultural production on up to 9,600 acres of the 34,000-acre Cadiz Valley property and the withdrawal of more than one million acre-feet of groundwater from the underlying aquifer system.  Since that time, we have maintained various levels of agricultural development at the property and this development has provided our principal source of revenue.  Although sustainable agricultural development is an important and enduring component of our business, we believe that the long-term value of our assets can best be derived through the development of a combination of water supply and storage projects at our properties.

The primary factors that drive the value of water supply and storage projects are continued population growth and sustained pressure on water supplies throughout California, including environmental restrictions and regulatory shortages on each of the State’s three primary water sources:  the State Water Project, the Colorado River and the Los Angeles Aqueduct.  Southern California’s water providers rely on these imported sources for a majority of their water supplies.  Availability of supplies in California also differs greatly from year to year due to natural hydrological variability.  For example, an historic drought from 2007 – 2009 was followed by above-average rainfall in 2010 and an average year in 2011.  Thus far, 2012 is on track to be one of the driest years on record.  With the region’s population expected to continue to expand, Southern California water providers are presently seeking new, reliable supply solutions to account for anticipated fluctuations in traditional supplies and to plan for long-term water needs.

At present, our development efforts are primarily focused on the Cadiz Valley Water Conservation, Recovery and Storage Project (“Water Project” or “Project”), which proposes to capture and conserve millions of acre-feet of native groundwater currently being lost to evaporation from the aquifer system beneath our Cadiz Valley property and deliver it to water providers throughout Southern California (see “Water Resource Development”).  We believe that the ultimate implementation of this Water Project will create the primary source of our future cash flow and, accordingly, our working capital requirements relate largely to the development activities associated with this Water Project.

Additionally, we are currently exploring opportunities to enter the water transportation market, and have entered into two separate option agreements that, if exercised, would allow us to purchase a total of approximately 300 miles of existing, idle underground natural gas pipelines in Southern California for conversion to water transmission (see “Other Development Opportunities”).  Initial feasibility studies indicate that the lines have excellent potential to be utilized by the Water Project and/or to move water into other areas of the region that currently lack access to water transportation infrastructure.

Further, we continue to explore additional uses of our land and water resource assets, including siting solar energy and the development of a mitigation bank.  We plan to continue our current development efforts and also pursue strategic investments in complementary business or infrastructure to meet our objectives.  We cannot predict with certainty when or if these objectives will be realized.

(a)           General Development of Business

We are a Delaware corporation formed in 1992 to act as the surviving corporation in a Delaware reincorporation merger with Pacific Agricultural Holdings, Inc., a California corporation formed in 1983.

As part of our historical business strategy, we have conducted our land acquisition, water development activities, agricultural operations, and real estate development initiatives to maximize the long-term value of our properties and future prospects (see “Narrative Description of Business”).

Our initial focus was on the acquisition of land and the assembly of contiguous land holdings through property exchanges to prove the quantity and quality of water resources in the Mojave Desert region of eastern San Bernardino County.  We subsequently established agricultural operations on our properties in the Cadiz Valley and sought to develop the water resources underlying that site.

In 1993, we secured permits for up to 9,600 acres of agricultural development in the Cadiz Valley and the withdrawal of more than one million acre-feet of groundwater from the underlying aquifer system.  Once the agricultural development was underway, we identified that the location, geology, and hydrology of this property is also uniquely suited to support a water project that could offer additional water supplies and water storage opportunities in Southern California.

In 1997, we entered into the first of a series of agreements with the Metropolitan Water District of Southern California (“Metropolitan”) to jointly design, permit, and build such a project (the “Water Project” or “Project”).  Between 1997 and 2002, we and Metropolitan received substantially all of the state and federal approvals required for the permits necessary to construct and operate the Project, including a Record of Decision (“ROD”) from the U.S. Department of the Interior, which endorsed the Project and offered a right-of-way for construction of Project facilities, including a water conveyance pipeline from the Cadiz Valley property to the Colorado River Aqueduct (“CRA”) across federal lands.  In October 2002, Metropolitan’s staff brought the right-of-way matter before the Metropolitan Board of Directors.  By a very narrow margin, the Metropolitan Board voted not to accept the right-of-way grant and not to proceed with the Project.

Following Metropolitan’s decision, the Company began to pursue new partnerships and redesign the Project to meet the changing needs of Southern California’s water providers.  We invested in significant scientific and technical analysis of the groundwater resources at the Project area as part of this effort, and focused on the safe and sustainable management of the aquifer system beneath the Cadiz Valley property with the goal of providing a reliable water supply.  Since June 2010, we have entered into option agreements with six Southern California water providers interested in participating in the redesigned Project.

As part of these agreements, we began a new environmental review and permitting process for the Project in accordance with the California Environmental Quality Act (“CEQA”) led by Santa Margarita Water District (“SMWD”), one of the Project participants.  SMWD issued a Notice of Preparation of a Draft Environmental Impact Report (“Draft EIR”) in February 2011 and released the Draft EIR for public review and comment in December (see “Water Resource Development”, below, for a full description of the Water Project).  The public comment period closed on March 14, 2012.

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

(c)           Narrative Description of Business

Our business strategy is to pursue the development of our landholdings for their highest and best uses.  At present, our development activities include land, water resource and  agricultural development.

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

The Cadiz Valley Water Conservation, Recovery and Storage Project

We own approximately 34,000 acres of land and the subsurface strata, inclusive of the unsaturated soils and appurtenant water rights in the Cadiz and Fenner valleys of eastern San Bernardino County (the “Cadiz/Fenner Property”).  The aquifer system underlying this property is naturally recharged by precipitation (both rain and snow) within a watershed of approximately 1,300 square miles.  See Item 2, “Properties – The Cadiz/Fenner Valley Property”.

The Cadiz Valley Water Conservation, Recovery and Storage Project (the “Water Project” or “Project”) is designed to supply, capture and conserve billions of gallons of renewable native groundwater currently being lost annually to evaporation from the aquifer system underlying our Cadiz/Fenner Property, and provide a reliable water supply to water users in Southern California.  By implementing established groundwater management practices, the Water Project will create a new, sustainable water supply for Project participants without adversely impacting the aquifer system or the desert environment.  The total quantity of groundwater to be recovered and conveyed to Project participants will not exceed a long-term annual average of 50,000 acre-feet per year.  The Project also offers participants the ability to carry-over their annual supply, and store it in the groundwater basin from year to year, as well as approximately one million acre-feet of storage capacity that can be used to store imported water.

Water Project facilities would include, among other things:

•	High yield wells designed to efficiently recover available native groundwater from beneath the Water Project area;

•	A 43-mile conveyance pipeline to connect the well field to the CRA;

•	A pumping plant to pump water through the conveyance pipeline from the CRA to the Project well-field, if an imported water storage component of the project is ultimately implemented;

•	An energy source to provide power to the well-field, pipeline and pumping plant; and

•
Spreading basins, which are shallow settling ponds that will be configured to efficiently percolate water from the ground surface down to the water table using subsurface storage capacity for the storage of water, if an imported water storage component of the project is ultimately implemented.

In general, several elements are needed to implement such a project: (1) a water conveyance right-of-way or pipeline from the Water Project area to a delivery system; (2) storage and supply agreements with one or more public water agencies or private water utilities; (3) environmental permits; and (4) construction and working capital financing.  As described below, the first three elements have been progressed on a concurrent basis.  The fourth is dependent on actions arising from the completion of the first three.

(1)	A Water Conveyance Right-of-Way or Pipeline from the Water Project Area to a Delivery System

In September 2008, we secured a right-of-way for the Water Project’s water conveyance pipeline by entering into a lease agreement with the Arizona & California Railroad Company (“ARZC”).  The agreement allows for the use of a portion of the railroad’s right-of-way to construct and operate a water conveyance pipeline for a period up to 99 years.  The pipeline would be used to convey water between our Cadiz Valley property and the CRA. As part of the lease agreement, the ARZC would also receive water from the Project for fire suppression and other railroad purposes.

The Company is also exploring the potential to utilize one of the unused natural gas pipelines (as described in “Overview” above) that exist in the Project area, and as to which we hold an option right, as a means to access additional distribution systems.  Initial feasibility studies indicate that this line could be used as a component of the Project to distribute water to Project participants in Phase I or import water from the California Aqueduct for storage at the Project area in Phase II.  The potential use of this line by the Project is being analyzed as part of the Project’s CEQA process (see “Other Development Opportunities”).

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

In September 2010, we entered into an option and environmental cost sharing agreement with Suburban Water Systems, a wholly-owned subsidiary of SouthWest Water Company.  Suburban Water Systems provides water to a population of approximately 300,000 people in a 42-square-mile service area across California's Los Angeles and Orange counties.

In 2011, we entered into similar agreements with Jurupa Community Services District (“JCSD”) and California Water Service Company (“Cal Water”).  JCSD provides water and sewer services in a 48-square mile service area located in an unincorporated portion of western Riverside County, California.  Cal Water, the third largest investor-owned American water utility, distributes and sells water to 1.7 million Californians through 435,000 connections in communities from Chico in Northern California to the Palos Verdes Peninsula in Southern California.

Under the terms of the agreements with the six water providers, upon completion of the Water Project’s CEQA review, each agency will have the right to acquire an annual supply of 5,000 acre-feet of water at a pre-determined formula competitive with their incremental cost of new water.  SMWD also was given the option to purchase an additional 10,000 acre-feet of water per year.  In addition, the agencies have options to acquire storage rights in the Water Project to allow them to manage their supplies to complement their other water resources.

Approximately 80% of the water to be conserved annually by the Project is now under option.  We continue to work with additional water providers interested in acquiring rights to the remaining available Project supplies, and are in discussions with third parties regarding the imported storage aspect of this Project.

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

As discussed in (2), above, we have entered into environmental cost sharing agreements with all participating water providers. The environmental cost sharing agreements created a framework for funds to be committed by each participant to share in the costs associated with the CEQA review work.  SMWD is serving as the lead agency for the review process.  ESA Associates, a leading environmental consulting firm, has been retained to prepare the Water Project’s environmental review documentation.

A Notice of Preparation (“NOP”) of a Draft Environmental Impact Report (“Draft EIR”) formally commencing the public portion of the CEQA process was issued in February 2011 by SMWD.  Two public scoping meetings were held in March 2011.  SMWD released the Draft EIR on December 5, 2011, and conducted a 100-day public comment period, which concluded on March 14, 2012.  As part of the comment period, SMWD hosted two public comment meetings and an informational workshop in January and February 2012.

The Draft EIR is a key component of the Project’s environmental review and permitting process, and analyzes potential impacts to environmental resources at the Project area, including critical resources of the desert environment such as vegetation, mountain springs, and water and air quality.  The Draft EIR considered peer-reviewed technical reports, as well as independently collected data, existing reports and a new state of the art Groundwater Management, Monitoring and Mitigation Plan (“GMMMP”) to complete its analysis of the Project.  The Draft EIR summarizes that, with the exception of unavoidable short-term construction emissions, by implementing the measures developed in the GMMMP, the Project will avoid any significant impacts to desert resources.

Following the close of the comment period, a Final Environmental Impact Report (“Final EIR”) will be compiled responding to public comments.  Once complete, the Final EIR will be brought to the SMWD Board of Directors for certification and Project approval.  Following the completion of all environmental requirements, construction of Project facilities would begin.

(4)	Construction and Working Capital

Once the environmental review is concluded, we expect that we will complete economic agreements with the Water Project participants and make arrangements for the construction phase of the Water Project.  As described above, construction would primarily consist of well-field facilities at the Water Project site, a conveyance pipeline extending approximately 43 miles along the right-of-way described in (1), above, from the well-field to the Colorado River Aqueduct (“CRA”), and an energy source to pump water through the conveyance pipeline between the Project well-field and the CRA.

Should the Water Project ultimately include the use of an existing natural gas pipeline as to which we hold option rights, then we will also incur costs associated with the exercise of this option and the conversion of the pipeline (see “Other Development Opportunities”, below).

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

In 2009, we entered into a lease agreement with a third party to develop up to an additional 500 acres of lemon orchards, 180 acres of which have been planted to date.  We expect to receive lease income once the new lemon orchards reach commercial production through a profit sharing agreement within the lease.

Although we plan to maintain our agricultural development, revenues will continue to vary from year to year based on acres in development, crop yields, and prices.  Further, we do not believe that our agricultural revenues are likely to be material to our overall results of operations once we begin to receive revenues from the Water Project.

Other Development Opportunities

Water Transportation

As described above (see “Overview”), we are currently evaluating the feasibility of converting existing idle natural gas pipelines for the transportation of water, either exclusively for the distribution of third party water or, in certain segments, in conjunction with the Water Project. In September 2011, we entered into two separate agreements with El Paso Natural Gas (“EPNG”) and Questar Corporation (“Questar”) providing us with options to purchase two separate underground natural gas pipelines.  In February 2012, we made a $1,000,000 payment to extend our option agreement with EPNG to April 2013. The second option agreement with Questar provides option terms that expire in December 2012.  If both purchase options are exercised, they would require payments totaling $50 million.  Initial feasibility studies indicate that, upon conversion, the two pipelines would have a combined average capacity to distribute up to 40,000 acre-feet of water per year per segment in markets that currently lack multiple pick-up and delivery water distribution segments.

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

The EPNG line, which originates near Bakersfield, California, and extends 220 miles into Cadiz, California, could potentially be used in conjunction with the Water Project.  This use is being further evaluated in the Project’s CEQA environmental documents described above (see “Water Resource Development”).

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

Other Property Development

Approximately 15,000 acres of our properties not currently being developed are located within areas designated by the federal government as Critical Desert Tortoise Habitat and/or Desert Wilderness Areas.  We are currently exploring the potential to make certain of these properties available in a mitigation bank, which provides credits that can be acquired by entities that must acquire land to mitigate or offset development in other areas.

Over the longer-term, we believe the population of Southern California, Nevada and Arizona will continue to grow, and that, in time, the economics of commercial and residential development of our properties may become attractive.  Moreover, other opportunities in business or infrastructure complementary to our current objectives could provide new opportunities for our business.

We remain committed to the sustainable use of our land and water assets, and will continue to explore all opportunities for environmentally responsible development of these assets.  We cannot predict with certainty which of these various opportunities will ultimately be utilized.

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

Employees

As of December 31, 2011, we employed 11 full-time employees (i.e. those individuals working more than 1,000 hours per year).  We believe that our employee relations are good.

Regulation

Our operations are subject to varying degrees of federal, state and local laws and regulations.  As we proceed with the development of our properties, including the Water Project, we will be required to satisfy various regulatory authorities that we are in compliance with the laws, regulations and policies enforced by such authorities.  Groundwater development, and the export of surplus groundwater for sale to entities such as public water agencies, is subject to regulation by specific existing statutes, in addition to general environmental statutes applicable to all development projects.  Additionally, we must obtain a variety of approvals and permits from state and federal governments with respect to issues that may include environmental issues, issues related to special status species, issues related to the public trust, and others.  Because of the discretionary nature of these approvals and concerns, which may be raised by various governmental officials, public interest groups and other interested parties during both the development and the approval process, our ability to develop properties and realize income from our projects, including the Water Project, could be delayed, reduced or eliminated.

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

A significant portion of our Cadiz/Fenner Property is included in a study area as part of an ongoing Environmental Impact Statement (“EIS”) process for the expansion of the Marine Corp Air Ground Combat Center in Twentynine Palms, California.  There are currently six different alternatives being considered for base expansion and our property, including portions of the Project area and agricultural operations, are included in one of the six different alternatives being studied.  This alternative, however, was not selected as the "Preferred Alternative" in the base expansion project's Draft Environmental Impact Statement issued by the U.S. Department of the Navy in February 2011.  As a result, we do not believe that our property will ultimately be impacted by expansion of the base.  In the event any of the Cadiz/Fenner Valley landholdings are included in the final expansion area, then we would be entitled to full fair market value compensation for any property taken.

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

Our Failure To Make Timely Payments of Principal and Interest on Our Indebtedness May Result in a Foreclosure on Our Assets

As of December 31, 2011, we had indebtedness outstanding to our senior secured lenders of approximately $56.673 million.  This senior debt is secured by our assets.  To the extent this debt is not converted into our common stock and we do not make principal and interest payments on the remaining indebtedness when due, or if we otherwise fail to comply with the terms of agreements governing our indebtedness, we may default on our obligations.

The Conversion of Our Outstanding Senior Indebtedness into Common Stock Would Dilute the Percentage of Our Common Stock Held by Current Stockholders

Our senior indebtedness is convertible into common stock at the election of our lenders.  As of December 31, 2011, our senior indebtedness was convertible into 1,840,749 shares of our common stock, an amount equal to approximately 10% of the number of fully-diluted shares of our common stock outstanding as of that date.  An election by our lenders to convert all or a portion of our senior secured indebtedness into common stock will dilute the percentage of our common stock held by current stockholders.

We May Not Be Able To Obtain the Financing We Need To Implement Our Asset Development Programs

Based upon our current and anticipated usage of cash resources, we have sufficient funds to meet our expected working capital needs through fiscal year 2012.  We will continue to require additional working capital to meet our cash resource needs from that point forward and to continue to finance our operations until such time as our asset development programs produce revenues.  If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.  We cannot assure you that our current lenders, or any other lenders, will give us additional credit should we seek it.  If we are unable to obtain additional credit, we may engage in further financings.  Our ability to obtain financing will depend, among other things, on the status of our asset development programs and general conditions in the capital markets at the time funding is sought.  Although we currently expect our capital sources to be sufficient to meet our near term liquidity needs, there can be no assurance that our liquidity requirements will continue to be satisfied.  Any further financings would result in the dilution of ownership interests of our current stockholders.

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

The Cadiz/Fenner Valley Property

Since 1983, we have acquired approximately 34,000 acres of largely contiguous land in the Cadiz and Fenner valleys of eastern San Bernardino County, California (the “Cadiz/Fenner Property”).  This area is located approximately 30 miles north of the Colorado River Aqueduct (“CRA”).  In 1984, we conducted investigations of the feasibility of agricultural development of this land.  These investigations confirmed the availability of high-quality groundwater in quantities appropriate for agricultural development.

Additional independent geotechnical and engineering studies conducted since 1985 have confirmed that the Cadiz/Fenner Property overlies an aquifer system that is ideally suited for the conservation, recovery and delivery of indigenous groundwater, as well as the storage of conserved or imported water, as contemplated by the Water Project.  See Item 1, “Business – Narrative Description of Business – Water Resource Development”.

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

Executive Offices

We lease approximately 7,200 square feet of office space in Los Angeles, California for our executive offices.  The lease terminates in October 2012.  Current base rent under the lease is approximately $15,400 per month.

Cadiz Real Estate

 In December 2003, we transferred substantially all of our assets (with the exception of our office sublease, certain office furniture and equipment and any Sun World related assets) to Cadiz Real Estate LLC, a Delaware limited liability company (“Cadiz Real Estate”).  We hold 100% of the equity interests of Cadiz Real Estate and, therefore, we continue to hold 100% beneficial ownership of the properties that we transferred to Cadiz Real Estate.  The Board of Managers of Cadiz Real Estate currently consists of two managers appointed by us.

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

Debt Secured by Properties

Our assets have been pledged as collateral for $56.673 million of debt outstanding on December 31, 2011.  Information regarding interest rates and principal maturities is provided in Note 6 to the Consolidated Financial Statements.

ITEM 3.  Legal Proceedings

There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 4.  Mine Safety Disclosures

                 Not Applicable.

PART II

ITEM 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock is currently traded on The NASDAQ Global Market ("NASDAQ") under the symbol "CDZI."  The following table reflects actual sales transactions for the dates that we were trading on NASDAQ, as reported by Bloomberg LP.

	High	Low
Quarter Ended	Sales Price	Sales Price

2010:
March 31	$12.80	$12.50
June 30	$12.45	$11.41
September 30	$10.27	$9.71
December 31	$12.50	$12.14

2011:
March 31	$12.20	$11.82
June 30	$10.89	$10.52
September 30	$8.67	$7.90
December 31	$9.71	$9.43

On March 7, 2012, the high, low and last sales prices for the shares, as reported by Bloomberg, were $9.99, $9.71, and $9.94, respectively.

As of March 7, 2012, the number of stockholders of record of our common stock was 130.

To date, we have not paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.  Our senior secured convertible term loan has covenants that prohibit the payment of dividends.

All securities sold by us during the three years ended December 31, 2011, which were not registered under the Securities Act of 1933, as amended, have been previously reported in accordance with the requirements of Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

STOCK PRICE PERFOMRANCE

         The stock price performance graph below compares the cumulative total return of Cadiz Inc. common stock against the cumulative total return of the Standard & Poor’s Small Cap 600 NASDAQ U.S. index and the Russell 2000® index for the past five fiscal years. The graph indicates a measurement point of December 31, 2006, and assumes a $100 investment on such date in Cadiz Inc. common stock, the Standard & Poor’s Small Cap 600 and the Russell 2000® indices. With respect to the payment of dividends, Cadiz Inc. has not paid any dividends on its common stock, but the Standard & Poor’s Small Cap 600 and the Russell 2000® indices assume that all dividends were reinvested. The stock price performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K into any filing under the Securities Act of 1933, as amended, except to the extent that Cadiz Inc. specifically incorporates this graph by reference, and shall not otherwise be deemed filed under such acts.

ITEM 6.  Selected Financial Data

The following selected financial data insofar as it relates to the years ended December 31, 2011, 2010, 2009, 2008, and 2007, has been derived from our audited financial statements.  The information that follows should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2011 included in Part IV of this Form 10-K.  See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

($ in thousands, except for per share data)
	Year Ended December 31,
	2011	2010	2009	2008	2007
Statement of Operations Data:
Total revenues	$1,019	$1,023	$808	$992	$426
Net loss	(16,837)	(15,899)	(14,399)	(15,909)	(13,633)
Net loss applicable to common stock	$(16,837)	$(15,899)	$(14,399)	$(15,909)	$(13,633)
Per share:
Net loss (basic and diluted)	$(1.20)	$(1.16)	$(1.13)	$(1.32)	$(1.15)
Weighted-average common shares outstanding	14,082	13,672	12,722	12,014	11,845

	Year Ended December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Total assets	$57,998	$48,936	$50,319	$47,412	$49,572
Long-term debt	$52,032	$44,403	$36,665	$33,975	$29,652
Common stock and additional paid-in capital	$300,317	$282,496	$276,884	$263,658	$254,102
Accumulated deficit	$(298,387)	$(281,550)	$(265,651)	$(251,252)	$(235,343)
Stockholders' equity	$1,930	$946	$11,233	$12,406	$18,759

Common shares issued and outstanding have increased from 11,903,611 in 2007 to 15,429,541 in 2011.  The increase is primarily due to the issuance of shares to investors in private placements, the issuance of shares to investors upon the conversion of preferred stock and warrant exercises, and the issuance of shares to employees, vendors and lenders.

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

Overview

Our primary asset consists of 45,000 acres of land in three areas of eastern San Bernardino County, California.  Virtually all of this land is underlain by high-quality, naturally recharging groundwater resources, and is situated in proximity to the Colorado River and the Colorado River Aqueduct (“CRA”), the major source of imported water for Southern California.  Our main objective is to realize the highest and best use of these land and water resources in an environmentally responsible way.

For more than 20 years, we have maintained an agricultural development at our property in the Cadiz Valley, relying upon groundwater from the underlying aquifer system for irrigation.  In 1993, we secured permits for agricultural production on up to 9,600 acres of the 34,000-acre Cadiz Valley property and the withdrawal of more than one million acre-feet of groundwater from the underlying aquifer system.  Since that time, we have maintained various levels of agricultural development at the property and this development has provided our principal source of revenue.  Although sustainable agricultural development is an important and enduring component of our business, we believe that the long-term value of our assets can best be derived through the development of a combination of water supply and storage projects at our properties.

The primary factors that drive the value of water supply and storage projects are continued population growth and sustained pressure on water supplies throughout California, including environmental restrictions and regulatory shortages on each of the State’s three primary water sources:  the State Water Project, the Colorado River and the Los Angeles Aqueduct.  Southern California’s water providers rely on these imported sources for a majority of their water supplies.  Availability of supplies in California also differs greatly from year to year due to natural hydrological variability.  For example, an historic drought from 2007 – 2009 was followed by above-average rainfall in 2010 and an average year in 2011.  Thus far, 2012 is on track to be one of the driest years on record.  With the region’s population expected to continue to expand, Southern California water providers are presently seeking new, reliable supply solutions to account for anticipated fluctuations in traditional supplies and to plan for long-term water needs.

At present, our development efforts are primarily focused on the Cadiz Valley Water Conservation, Recovery and Storage Project (“Water Project” or “Project”), which proposes to capture and conserve millions of acre-feet of native groundwater currently being lost to evaporation from the aquifer system beneath our Cadiz Valley property and deliver it to water providers throughout Southern California (see “Water Resource Development”).  We believe that the ultimate implementation of this Water Project will create the primary source of our future cash flow and, accordingly, our working capital requirements relate largely to the development activities associated with this Water Project.

Additionally, we are currently exploring opportunities to enter the water transportation market, and have entered into two separate option agreements that, if exercised, would allow us to purchase a total of approximately 300 miles of existing, idle underground natural gas pipelines in Southern California for conversion to water transmission (see “Other Development Opportunities”).  Initial feasibility studies indicate that the lines have excellent potential to be utilized by the Water Project and/or to move water into other areas of the region that currently lack access to water transportation infrastructure.

Further, we continue to explore additional uses of our land and water resource assets, including siting solar energy and the development of a mitigation bank.  We plan to continue our current development efforts and also pursue strategic investments in complementary business or infrastructure to meet our objectives.  We cannot predict with certainty when or if these objectives will be realized.

Water Resource Development

The Water Project is designed to supply, capture and conserve billions of gallons of renewable native groundwater currently being lost annually to evaporation from the aquifer system underlying our Cadiz/Fenner Property and provide a reliable water supply to water users in Southern California.  By implementing established groundwater management practices, the Water Project will create a new, sustainable water supply for Project participants without adversely impacting the aquifer system or the desert environment.  The total quantity of groundwater to be recovered and conveyed to Project participants will not exceed a long-term annual average of 50,000 acre-feet per year.  The Project also offers participants the ability to carry-over their annual supply and store it in the groundwater basin from year to year, as well as approximately one million acre-feet of storage capacity that can be used to store imported water.

Water Project facilities would include, among other things:

•	High yield wells designed to efficiently recover available native groundwater from beneath the Water Project area;

•	A 43-mile conveyance pipeline to connect the well field to the CRA;

•	A pumping plant to pump water through the conveyance pipeline from the CRA to the Project well-field, if an imported water storage component of the project is ultimately implemented;

•	An energy source to provide power to the well-field, pipeline and pumping plant; and

•
Spreading basins, which are shallow settling ponds that will be configured to efficiently percolate water from the ground surface down to the water table using subsurface storage capacity for the storage of water, if an imported water storage component of the project is ultimately implemented.

In general, several elements are needed to implement such a project: (1) a water conveyance right-of-way or pipeline from the Water Project area to a delivery system; (2) storage and supply agreements with one or more public water agencies or private water utilities; (3) environmental permits; and (4) construction and working capital financing.  As described below, the first three elements have been progressed on a concurrent basis.  The fourth is dependent on actions arising from the completion of the first three.

(1)	A Water Conveyance Right-of-Way or Pipeline from the Water Project Area to a Delivery System

In September 2008, we secured a right-of-way for the Water Project’s water conveyance pipeline by entering into a lease agreement with the Arizona & California Railroad Company (“ARZC”).  The agreement allows for the use of a portion of the railroad’s right-of-way to construct and operate a water conveyance pipeline for a period up to 99 years.  The pipeline would be used to convey water between our Cadiz Valley property and the CRA.  As part of the lease agreement, the ARZC would also receive water from the Project for fire suppression and other railroad purposes.

The Company is also exploring the potential to utilize one of the unused natural gas pipelines (as described in “Overview” above) that exist in the Project area, and as to which we hold an option right, as a means to access additional distribution systems. Initial feasibility studies indicate that this line could be used as a component of the Project to distribute water to Project participants in Phase I or import water from the California Aqueduct for storage at the Project area in Phase II.  The potential use of this line by the Project is being analyzed as part of the Project’s California Environmental Quality Act (“CEQA”) process (see “Other Development Opportunities”).

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

In 2011, we entered into similar agreements with Jurupa Community Services District (“JCSD”) and California Water Service Company (“Cal Water”).  JCSD provides water and sewer services in a 48-square mile service area located in an unincorporated portion of western Riverside County, California.  Cal Water, the third largest investor-owned American water utility, distributes and sells water to 1.7 million Californians through 435,000 connections in communities from Chico in Northern California to the Palos Verdes Peninsula in Southern California.

Under the terms of the agreements with the six water providers, upon completion of the Water Project’s CEQA review, each agency will have the right to acquire an annual supply of 5,000 acre-feet of water at a pre-determined formula competitive with their incremental cost of new water.  SMWD also was given the option to purchase an additional 10,000 acre-feet of water per year.  In addition, the agencies have options to acquire storage rights in the Water Project to allow them to manage their supplies to complement their other water resources.

Approximately 80% of the water to be conserved annually by the Project is now under option.  We continue to work with additional water providers interested in acquiring rights to the remaining available Project supplies and are in discussions with third parties regarding the imported storage aspect of this Project.

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

As discussed in (2), above, we have entered into environmental cost sharing agreements with all participating water providers. The environmental cost sharing agreements created a framework for funds to be committed by each participant to share in the costs associated with the CEQA review work.  SMWD is serving as the lead agency for the review process.  ESA Associates, a leading environmental consulting firm, has been retained to prepare the Water Project’s environmental review documentation.

A Notice of Preparation (“NOP”) of a Draft Environmental Impact Report (“Draft EIR”) formally commencing the public portion of the CEQA process was issued in February 2011 by SMWD.  Two public scoping meetings were held in March 2011.  SMWD released the Draft EIR on December 5, 2011, and conducted a 100-day public comment period, which concluded on March 14, 2012.  As part of the comment period, SMWD hosted two public comment meetings and an informational workshop in January and February 2012.

The Draft EIR is a key component of the Project’s environmental review and permitting process, and analyzes potential impacts to environmental resources at the Project area, including critical resources of the desert environment such as vegetation, mountain springs, and water and air quality.  The Draft EIR considered peer-reviewed technical reports, as well as independently collected data, existing reports and a new state of the art Groundwater Management, Monitoring and Mitigation Plan (“GMMMP”) to complete its analysis of the Project.  The Draft EIR summarizes that, with the exception of unavoidable short-term construction emissions, by implementing the measures developed in the GMMMP, the Project will avoid any significant impacts to desert resources.

Following the close of the comment period, a Final Environmental Impact Report (“Final EIR”) will be compiled responding to public comments.  Once complete, the Final EIR will be brought to the SMWD Board of Directors for certification and Project approval.  Following the completion of all environmental requirements, construction of Project facilities would begin.

(4)	Construction and Working Capital

Once the environmental review is concluded, we expect that we will complete economic agreements with the Water Project participants and make arrangements for the construction phase of the Water Project.  As described above, construction would primarily consist of well-field facilities at the Water Project site, a conveyance pipeline extending approximately 43 miles along the right-of-way described in (1), above, from the well-field to the Colorado River Aqueduct (“CRA”), and an energy source to pump water through the conveyance pipeline between the Project well-field and the CRA.

Should the Water Project ultimately include the use of an existing natural gas pipeline as to which we hold option rights, then we will also incur costs associated with the exercise of this option and the conversion of the pipeline (see “Other Development Opportunities”, below).

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

In 2009, we entered into a lease agreement with a third party to develop up to an additional 500 acres of lemon orchards, 180 acres of which have been planted to date.  We expect to receive lease income once the new lemon orchards reach commercial production through a profit sharing agreement within the lease.

Although we plan to maintain our agricultural development, revenues will continue to vary from year to year based on acres in development, crop yields, and prices.  Further, we do not believe that our agricultural revenues are likely to be material to our overall results of operations once we begin to receive revenues from the Water Project.

Other Development Opportunities

Water Transportation

As described above (see “Overview”), we are currently evaluating the feasibility of converting existing idle natural gas pipelines for the transportation of water, either exclusively for the distribution of third party water or, in certain segments, in conjunction with the Water Project. In September 2011, we entered into two separate agreements with El Paso Natural Gas (“EPNG”) and Questar Corporation (“Questar”) providing us with options to purchase two separate underground natural gas pipelines.  In February 2012, we made a $1,000,000 payment to extend our option agreement with EPNG to April 2013. The second option agreement with Questar provides option terms that expire in December 2012.  If both purchase options are exercised they would require payments totaling $50 million.  Initial feasibility studies indicate that, upon conversion, the two pipelines would have a combined average capacity to distribute up to 40,000 acre-feet of water per year per segment in markets that currently lack multiple pick-up and delivery water distribution segments.

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

The EPNG line, which originates near Bakersfield, California, and extends 220 miles into Cadiz, California, could potentially be used in conjunction with the Water Project.  This use is being further evaluated in the Project’s CEQA environmental documents described above (see “Water Resource Development”).

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

Other Property Development

Approximately 15,000 acres of our properties not currently being developed are located within areas designated by the federal government as Critical Desert Tortoise Habitat and/or Desert Wilderness Areas.  We are currently exploring the potential to make certain of these properties available in a mitigation bank, which provides credits that can be acquired by entities that must acquire land to mitigate or offset development in other areas.

Over the longer-term, we believe the population of Southern California, Nevada and Arizona will continue to grow, and that, in time, the economics of commercial and residential development of our properties may become attractive.  Moreover, other opportunities in business or infrastructure complementary to our current objectives could provide new opportunities for our business.

We remain committed to the sustainable use of our land and water assets, and will continue to explore all opportunities for environmentally-responsible development of these assets.  We cannot predict with certainty which of these various opportunities will ultimately be utilized.

Results of Operations

(a)           Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

We have not received significant revenues from our water resource and real estate development activity to date.  Our revenues have been limited to our agricultural operations.  As a result, we continue to incur a net loss from operations.  We had revenues of $1.0 million for the year ended December 31, 2011, and $1.0 million for the year ended December 31, 2010.  The net loss totaled $16.8 million for the year ended December 31, 2011, compared with a net loss of $15.9 million for the year ended December 31, 2010.  The higher 2011 loss was primarily due to additional legal and consulting fees related to water development efforts and higher net interest expense, partially offset by lower stock based non-cash compensation costs related to options issued under the 2009 Equity Incentive Plan.

Our primary expenses are our ongoing overhead costs (i.e. general and administrative expense) and our interest expense.  We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

Revenues.  Revenue totaled $1.0 million during the year ended December 31, 2011, compared to $1.0 million during the year ended December 31, 2010.  2011 revenues included $0.9 million of revenues related to citrus crop sales, which were up $0.2 million from the prior year primarily due to the larger and longer 2010-2011 lemon harvest season in comparison to the 2009-2010 lemon harvest season, and $0.1 million of revenues related to raisin sales, which were down $0.2 million from the prior year primarily due to a smaller raisin crop in 2011 in comparison to the 2010 raisin crop.

Cost of Sales.  Cost of sales totaled $1.4 million during the year ended December 31, 2011, compared with $0.9 million during the year ended December 31, 2010.  The higher cost of sales for the year ended December 31, 2011, related largely to the higher lemon harvesting and marketing costs related to the larger size of the 2010-2011 lemon crop and the earlier timing of the 2011-2012 lemon crop, which incurred substantially all costs in 2011.

General and Administrative Expenses. General and administrative expenses during the year ended December 31, 2011, totaled $10.4 million compared with $10.8 million for the year ended December 31, 2010.  Non-cash compensation costs related to stock and option awards are included in general and administrative expenses.

Compensation costs from stock and option awards for the year ended December 31, 2011, totaled $2.4 million compared with $4.0 million for the year ended December 31, 2010.  The expense reflects the vesting schedules of the stock and option awards under the 2009 Equity Incentive Plan.

Other general and administrative expenses, exclusive of stock based compensation costs, totaled $8.1 million in the year ended December 31, 2011, compared with $6.8 million for the year ended December 31, 2010.  The higher 2011 expenses were primarily due to additional legal and consulting fees related to water development efforts.

Depreciation.  Depreciation expenses totaled $0.4 million for the year ended December 31, 2011, compared to $0.3 million for 2010.

Interest Expense, net.  Net interest expense totaled $5.7 million during the year ended December 31, 2011, compared to $4.7 million during 2010.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Year Ended December 31,
	2011	2010

Interest on outstanding debt	$3,261	$2,782
Amortization of debt discount	2,372	1,918
Amortization of deferred loan costs	72	42
Interest income	(1)	(8)

	$5,704	$4,734

The interest on outstanding debt increased from $2.8 million to $3.3 million due to the increase in interest rate from 5% to 6% per annum on the senior secured convertible term loan and the increase in debt outstanding under the new working capital facility.  2011 interest income decreased to $1 thousand from $8 thousand in the prior year due to lower short-term interest rates and a more conservative investment policy.

Debt Refinancing.  Deferred loan costs, which are primarily legal fees, are amortized over the life of each loan agreement.  In June 2006, we refinanced our term loan with ING Capital LLC (“ING”) with a new senior secured convertible term loan with a different lender.  As a result, $408,000 of legal fees were capitalized and will be amortized over the 7 year life of the loan agreement.  An additional $73,500 of lender fees were capitalized when the term loan was modified in October 2010.  These fees will be amortized over the remaining life of the term loan.  In June 2009 and October 2010, the term loan was modified as to certain of its conversion features.  As a result of these convertible debt arrangements, the change in conversion value between the original and modified instrument totaled approximately $3.2 million, which was recorded as additional debt discount with an offsetting amount recorded as additional paid in capital.  Such debt discount is accreted to the redemption value of the instrument over the remaining term of the loan as additional interest expense.  In connection with the modification transaction in October 2010, we recorded a derivative liability related to the conversion option.  The fair value of the derivative liability was marked-to-market at the end of each reporting period and recorded as other income (expense).  On July 25, 2011, we entered into an amendment to the facility eliminating the availability to the Company of the unused $3 million portion of the facility.  As a result, the conversion option related to the unused portion of the facility no longer exists and a derivative liability is no longer being recorded.

(b)           Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

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

Debt Refinancing.  Deferred loan costs, which are primarily legal fees, are amortized over the life of each loan agreement.  In June 2006, we refinanced our term loan with ING Capital LLC (“ING”) with a new senior secured convertible term loan with a different lender.  As a result, $408,000 of legal fees were capitalized and will be amortized over the 7 year life of the loan agreement.  An additional $105,000 of lender fees were capitalized when the term loan was modified in October 2010.  These fees will be amortized over the remaining life of the term loan.  In June 2009 and October 2010, the term loan was modified as to certain of its conversion features.  As a result of these convertible debt arrangements, the change in conversion value between the original and modified instrument totaled approximately $3.2 million, which was recorded as additional debt discount with an offsetting amount recorded as additional paid in capital.  Such debt discount is accreted to the redemption value of the instrument over the remaining term of the loan as additional interest expense.  In connection with the modification transaction in October 2010, a derivative liability related to the conversion option was recorded.  This derivative liability had a fair value of $451 thousand at December 31, 2010, and will be marked-to-market at the end of each reporting period and recorded as other income (expense).

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

We have worked with our secured lenders to structure our debt in a way which allows us to continue development of the Water Project and minimize the dilution of the ownership interests of common stockholders. In June 2006, we entered into a $36.4 million five year zero coupon senior secured convertible term loan with Peloton Partners LLP (through an affiliate) and another lender (the “Term Loan”).  On April 16, 2008, we were advised that Peloton had assigned its interest in the Term Loan to an affiliate of Lampe Conway & Company LLC (“Lampe Conway”), and Lampe Conway subsequently replaced Peloton as administrative agent of the loan.  On June 4, 2009, we completed arrangements to amend the Term Loan with Lampe Conway which modified certain of the conversion features and extended the maturity date to June 29, 2013 with interest continuing to accrue at 6% per annum through maturity.  Further, the conversion feature was modified to allow up to $4.55 million of principal to be converted into 650,000 shares of our Common Stock (“Common Stock”) at a conversion price of $7 per share, and the remaining principal and interest to be converted into shares of Common Stock at a conversion price of $35 per share.

On October 19, 2010, we closed a new $10 million working capital facility with Lampe Conway and our other participating lender (“the Lenders”).  Under the terms of the new $10 million facility, we drew the first $5 million at closing (“First Tranche”).  Also upon closing, we were granted the option to draw up to an additional $5 million over the subsequent 12 months (“Second Tranche”).  We drew a total of $2 million on the Second Tranche prior to its expiration.  All interest on outstanding balances accrues at 6%, with no principal or interest payments required before the new facility’s June 29, 2013 maturity date, consistent with our existing term debt facility.

The First Tranche (including accrued interest) is convertible at any time into the Company’s common stock at a price of $13.50 per share and the Second Tranche (including accrued interest) is convertible into the Company’s common stock at $12.50 per share.

Also on October 19, 2010, our existing debt facility with the Lenders was modified as to certain of its conversion features.  $20.62 million of the existing convertible debt was changed to allow for up to $2.5 million of this amount to be converted at any time into our common stock at the price of $13.50 per share, with the remaining amount becoming non-convertible. On June 30, 2011, $2 million of the $5 million available Second Tranche was drawn.   As a result of the Second Tranche draw, $4 million of the outstanding loan became convertible into 320,000 shares of our common stock.  Further, approximately $10 million of the loan that was previously convertible into approximately 290,000 shares of our common stock is no longer convertible.

The Term Loan is collateralized by substantially all of the assets of the Company, and contains representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit our ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on our ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the loan were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At December 31, 2011, we were in compliance with our debt covenants.

As a result of the modifications of the convertible debt arrangement in June 2009 and October 2010, the change in conversion value between the original and modified instrument totaling approximately $3.2 million was recorded as additional debt discount with an offsetting amount recorded as additional paid-in capital.  Such debt discount is accreted to the redemption value of the instrument over the remaining term of the loan as additional interest expense.  In connection with the modification transaction in October 2010, we recorded a derivative liability related to the conversion option.  The fair value of the derivative liability was marked-to-market at the end of each reporting period and recorded as other income (expense).  On July 25, 2011, we entered into an amendment to the facility eliminating the availability to the Company of the unused $3 million portion of the facility.  As a result, the conversion option related to the unused portion of the facility no longer exists and a derivative liability is no longer being recorded.

On July 8, 2011, we sold 363,636 shares of Common Stock at a price of $11 per share for total proceeds of $4 million.  The proceeds were used to replace the unutilized portion of our working capital facility and for general corporate purposes.

On November 30, 2011, we raised $6 million in a private placement of 666,667 shares of Common Stock at a price of $9 per share.  For every three (3) shares of Common Stock issued, we issued (1) Common Stock purchase warrant (collectively, the “Warrants”) entitling the holder to purchase, commencing 90 days from the date of the issuance and prior to December 8, 2014, one (1) share of Common Stock at an exercise price of $13 per share.

On December 14, 2011, we sold 570,000 shares of Common Stock at a price of $9 per share for total proceeds of $5.1 million.

Additionally, as a result of a private placement conducted in 2009, the Company has 226,200 common stock purchase warrants outstanding that are exercisable at $15 and expire in October and November of 2012.  If these warrants were fully exercised, they would result in proceeds of approximately $3.4 million.

As we continue to actively pursue our business strategy, additional financing will be required.  See “Outlook”, below.  The covenants in the Term Loan do not prohibit our use of additional equity financing and allow us to retain 100% of the proceeds of any equity financing.  We do not expect the loan covenants to materially limit our ability to finance our water development activities.

At December 31, 2011, we had no outstanding credit facilities other than the Convertible Term Loan.

Cash Used for Operating Activities.  Cash used for operating activities totaled $7.5 million for the year ended December 31, 2011, and $6.8 million for the year ended December 31, 2010.  The cash was primarily used to fund general and administrative expenses related to our water development efforts.

Cash Used In Investing Activities.  Cash used in investing activities in the year ended December 31, 2011, was $4.1 million, compared with $1.2 million for the year ended December 31, 2010.  The 2011 period included additional investments in well-field and environmental work, and legal and consulting fees related to progressing the Water Project.

Cash Provided by Financing Activities.  Cash provided by financing activities totaled $17.1 million for the year ended December 31, 2011, compared with $5.0 million for the year ended December 31, 2010.  The 2011 results include $2.0 million in proceeds received under our working capital facility, $9.1 million in proceeds from the issuance of shares under a shelf takedown offering, and $6.0 million in proceeds from a private placement.  The 2010 cash provided reflects $5.0 million of proceeds received under our working capital facility.  See “Current Financing Arrangements” above.

(b)           Outlook

Short Term Outlook.  The $6.0 million in proceeds from our November 2011 private placement, together with the $5.1 million in proceeds from our December 2011 shelf takedown provide us with sufficient funds to meet our expected working capital needs through fiscal year 2012.  Based on our current and anticipated usage of cash resources, we will require additional working capital commencing during the first quarter of fiscal 2013 to meet our cash resource needs from that point forward and to continue to finance our operations until such time as our asset development programs produce revenue.  If we are unable to generate this from our current development activities, then we will need to seek additional financing in the capital markets.  We expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities.  See "Long Term Outlook", below.  No assurances can be given, however, as to the availability or terms of any new financing.

Long Term Outlook. In the longer term, we will need to raise additional capital to finance working capital needs, capital expenditures and any payments due under our senior secured convertible term loan at maturity.  See “Current Financing Arrangements” above.

Our future working capital needs will depend upon the specific measures we pursue in the entitlement and development of our water resources and other development.  Future capital expenditures will depend primarily on the progress of the Water Project.  Payments will be due under the Term Loan only to the extent that the Lenders elect not to exercise equity conversion rights prior to the Term Loan’s final maturity date of June 29, 2013.  We currently expect to satisfy amounts due under the Term Loan through one or more of (a) equity conversion pursuant to the terms outlined in Note 6, “Long-Term Debt”, to our Consolidated Financial Statements; (b) construction financing associated with the Water Project; (c) cash generated from further development of our other properties, such as a mitigation bank; and (d) debt or equity financing in the capital markets.  As disclosed in a Company release dated February 28, 2012, we have engaged an investment bank specializing in infrastructure financing to lead the Company through the construction financing process for the Water Project.

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

(c)           Critical Accounting Policies

As discussed in Note 2 to our Consolidated Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and related footnotes.  In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements based on all relevant information available at the time and giving due consideration to materiality.  We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below.  However, application of these policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  Management has concluded that the following critical accounting policies described below affect the most significant judgments and estimates used in the preparation of the consolidated financial statements.

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

(3) Valuation of Goodwill and Long-Lived Assets.  The Company assesses long-lived assets, excluding goodwill, for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. If it is determined that the carrying value of long-lived assets may not be recoverable, the impairment is measured by using the projected discounted cash-flow method.  The Company reevaluates the carrying value of its water program annually.

The Company tests goodwill for impairment annually as of December 31st, or more frequently if events or circumstances indicate carrying values may not be recoverable, using the market method, as well as the discounted cash-flow method.

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

(d)           New Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies”.

(e)           Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements at this time.

(f)           Certain Known Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long term debt obligations	$56,677	$4	$56,673	$-	$-

Interest payable	5,357	-	5,357	-	-

Operating leases	373	302	71	-	-
	$62,407	$306	$62,101	$-	$-
* The above table does not reflect unrecognized tax benefits of $3.3 million, the timing of which is uncertain. See Note 7 to the Consolidated Financial Statements, “Income Taxes”.

Long-term debt included in the table above primarily reflects the Convertible Term Loan, which is described above in Item 7,”Management’s Discussion and Analysis of Financial Condition and Results of Operation; Liquidity and Capital Resources”.  Operating leases include the lease of the Company’s executive offices, as described in Item 2, “Properties”.

Not included in the table above is a potential obligation to pay an amount of up to 1% of the net present value of the Water Project in consideration of certain legal and advisory services to be provided to us by Brownstein Hyatt Farber Schreck LLP.  The primary services being provided are advising us as to Water Project design and implementation, permit approvals, environmental compliance, negotiation and drafting of agreements related to the Water Project.  This fee would be payable upon receipt of all environmental approvals and permits and the execution of binding agreements for at least 51% of the Water Project’s annual capacity.  A portion of this fee may be payable in stock.  Interim payments of $1.5 million, to be credited against the final total, would be made upon the achievement of certain specified milestones.  $500 thousand of these interim payments was earned in June 2009 in consideration for the legal and advisory services previously provided.  No further milestones have been met as of December 31, 2011.  This arrangement may be terminated by either party upon 60 days notice, with any compensation earned but unpaid prior to termination payable following termination.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2011, all of our indebtedness bore interest at fixed rates; therefore, we are not exposed to market risk from changes in interest rates on long-term debt obligations.

ITEM 8.  Financial Statements and Supplementary Data

The information required by this item is submitted in response to Part IV below. See the Index to Consolidated Financial Statements.

ITEM 9.  Changes in and Disagreements with Accounts on Accounting and Financial Disclosure
Not applicable.

ITEM 9A.  Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chairman and Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to our Board of Directors.  Based on their evaluation as of December 31, 2011, our Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the criteria in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.  The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our Board of Directors currently consists of eight directors.  Set forth below is certain biographical information, the present occupation and the business experience for the past five years or more of each director and each of our three executive officers.  We have no executive officer who is not also a director.

Name	Age	Position

Keith Brackpool	54	Chairman of the Board and Chief Executive Officer

Stephen E. Courter	57	Director

Geoffrey Grant	51	Director

Winston H. Hickox	69	Director

Murray H. Hutchison	73	Director

Raymond J. Pacini	56	Director

Timothy J. Shaheen	52	Director, Chief Financial Officer and Secretary

Scott S. Slater	54	Director, President and General Counsel

Keith Brackpool is a founder of the Company, has served as a member of our Board of Directors since September 1986, and has served as Chief Executive Officer of the Company since December 1991.  Mr. Brackpool assumed the role of Chairman of the Board on May 14, 2001, and was the Chief Financial Officer from May 2003 until October 2005.  Mr. Brackpool also served as President of the Company from December 1991 until April 12, 2011.  Mr. Brackpool has extensive expertise in Western water policy.  He was appointed by former California Governor Gray Davis to co-chair his Agriculture and Water Transition Task Force and also served on the Governor’s Commission on Building for the 21st Century, a diverse panel that developed long-term policy proposals to meet the state’s future water, housing, technology and transportation needs.  In addition to his position with the Company, Mr. Brackpool currently serves as the Chairman of the California Horse Racing Board (CHRB).  Mr. Brackpool was appointed to the CHRB in September 2009 by former Governor Arnold Schwarzenegger and elected Chairman in January 2010. Mr. Brackpool is also a principal of 1334 Partners L.P., a partnership that owns commercial real estate.  Previously, Mr. Brackpool served as director and chief executive officer of North American Operations for Albert Fisher Group, a multi-billion dollar food company.

Stephen E. Courter was appointed a director of the Company effective October 9, 2008.  Mr. Courter was originally appointed to the Board as a designee of LC Capital Master Fund for a term expiring at the 2009 annual meeting of stockholders.  Mr. Courter remained on the Board but not as a designee of any entity.  Mr. Courter is currently on the faculty of the McCombs School of Business, University of Texas at Austin (“McCombs”).  Mr. Courter also serves as a director of Pointserve, a privately held information technology firm in Austin, Texas.  Prior to joining the faculty of McCombs, Mr. Courter served as CEO and Director of Broadwing Communications from 2006 to 2007.  Prior to holding that position, Mr. Courter served as CEO and Chairman of NEON Communications from 2000 to 2006.  Prior to 2000, Mr. Courter held various executive positions, both in the United States and Europe in several major telecommunication firms.

Geoffrey Grant was appointed a director of the Company effective January 22, 2007. Mr. Grant is presently a Managing Partner and the Chief Investment Officer of Grant Capital Partners founded in 2008.  Prior to founding Grant Capital Partners, Mr. Grant was a Managing Partner and the Chief Investment Officer of Peloton Partners LLP, a global asset management firm.  Mr. Grant co-founded Peloton Partners LLP in 2005.  Mr. Grant’s career in financial markets spans 27 years beginning at Morgan Stanley in 1982 in foreign exchange options and currency derivatives, then with Goldman Sachs from 1989 to 2004 where he ultimately served as Head of Global Foreign Exchange and Co-head of the Proprietary Trading Group in London.

Winston Hickox was appointed a director of the Company effective October 2, 2006.   Mr. Hickox is currently a partner at California Strategies, a public policy consulting firm.  From 2004 to 2006 Mr. Hickox completed a two-year assignment as Sr. Portfolio Manager with the California Public Employees’ Retirement System (CalPERS) where he assisted with the design and implementation of a series of environmentally oriented investment initiatives in the Private Equity, Real Estate, Global Public Equities, and Corporate Governance segments of the fund’s $211 billion investment portfolio.  Prior to his assignment at CalPers, from 1999 to 2003, Mr. Hickox served as Secretary of the California Environmental Protection Agency and a member of the Governor’s cabinet.  Mr. Hickox’s environmental policy experience also includes membership on the board of the California League of Conservation Voters, including a four-year term as Board President  (1990 - 1994); and two years on the boards of Audubon California and Sustainable Conservation  (2004 - 2006).  Additionally, Mr. Hickox is currently serving as a member of the board of Thomas Properties Group, a publicly traded full service real estate investment firm,  GRIDiant Corporation, a privately held corporation in the energy technology sector, and as a member of the Sacramento County Employees’ Retirement System board. Earlier in his professional career, Mr. Hickox was a partner and Managing Director with LaSalle Advisors, Ltd., a major force in the world's real estate capital markets, and a Managing Director with Alex Brown Kleinwort Benson Realty Advisors Corp., where he served as head of the firm’s Portfolio Management Group.

Murray H. Hutchison was appointed a director of the Company in June 1997. He is also a member of the Board of Managers (an LLC's functional equivalent of a Board of Directors) of our subsidiary, Cadiz Real Estate LLC. In his capacity as a manager of the LLC, he performs essentially the same duties on behalf of the LLC as he would as an outside director for a corporation.  Since his retirement in 1996 from International Technology Corporation (“ITC”), a publicly traded diversified environmental management company, Mr. Hutchison has been self-employed with his business activities involving primarily the management of an investment portfolio. From 1976 to 1996, Mr. Hutchison served as Chief Executive Officer and Chairman of International Technology for ITC.  Mr. Hutchison formerly served as Chairman of the Board of Texas Eastern Product Pipelines Company (TEPPCO), a publicly traded company operating in refined petroleum products, liquefied petroleum gases and petrochemical transportation and storage, prior to its acquisition by Enterprise Products Partners L.P. in October 2009.  Mr. Hutchison serves as lead director on the board of Jack in the Box, Inc., a publicly traded fast food restaurant chain; and as a director on the board of Cardium Therapeutics, Inc., a publicly traded medical technology company. Additionally, Mr. Hutchison serves as Chairman of the Huntington Hotel Corporation, owner of a privately owned hotel and office buildings, and as a director of several other non-publicly traded U.S. companies.

Raymond J. Pacini was appointed a director of the Company effective June 16, 2005.  Mr. Pacini was originally appointed to the Board as a nominee of ING pursuant to the rights of ING, our prior lender, as a former holder of our Series F preferred stock.  As of June 29, 2006, the Company’s loan with ING was paid in full and ING's right to designate members of our Board of Directors was terminated.  Mr. Pacini remained on the Board as a designee of Peloton, our lender after ING, pursuant to the right of Peloton to designate a single director under the terms of Cadiz Inc.’s credit facility with Peloton.  As of April 16, 2008, LC Capital Master Fund acquired the interest of Peloton in our credit facility.  Peloton’s right to designate a director was personal to Peloton and was not assigned to LC Capital Master Fund.  Mr. Pacini remained on our Board as a director but not as the designee of any entity.  From May 1998 to March 2011, Mr. Pacini served as President, Chief Executive Officer and a Director of California Coastal Communities, Inc. (“CALC”), a residential land development and homebuilding company operating in Southern California which was formerly publicly traded. On October 27, 2009, CALC and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Central District of California. On March 1, 2011, CALC satisfied the various conditions to its plan of reorganization with the respect to its Chapter 11 bankruptcy cases, emerged from bankruptcy and became a privately held company.  From June 1990 until May 1998, Mr. Pacini was the Chief Financial Officer of CALC (formerly known as Koll Real Estate Group, Inc. and Henley Properties, Inc.).  Mr. Pacini has seven years of experience as a certified public accountant with the accounting firm of Coopers & Lybrand (now known as PricewaterhouseCoopers LLP).

Timothy J. Shaheen was appointed Chief Financial Officer and Secretary in November 2008, and has served as a director of the Company since March 1999.  Effective April 12, 2011, Mr. Shaheen also serves as Chairman and Chief Executive Officer of the Board of Managers of Cadiz Real Estate LLC, a wholly-owned subsidiary of the Company.  Mr. Shaheen is a private investor and principal of Difinity Capital Partners LLP.  Mr. Shaheen is also the sole member and manager of AG Derivatives, L.L.C., which provided agricultural management consulting services to the Company in 2008.  From September 1996 to April 2005, Mr. Shaheen served as the President, Chief Executive Officer and a director of Sun World International.  Mr. Shaheen also served as a Governor appointee to the Los Angeles Regional Water Quality Control Board from 1999 through 2005 and as Chairman of the Food Security Task Force for the United Fresh Fruit and Vegetable Association from 2001 through 2003.  Prior to joining Sun World, Mr. Shaheen served as a senior executive with Albert Fisher North America, a publicly traded international produce company from 1989 to 1996.  Prior to his employment with Albert Fisher, Mr. Shaheen has seven years of experience with the accounting firm of Ernst & Young LLP. Mr. Shaheen is a certified public accountant.

Scott S. Slater became an executive officer of the Company upon his appointment as President on April 12, 2011.  Mr. Slater has served as General Counsel of the Company since November 2008.   Mr. Slater is an accomplished negotiator and litigator and, in addition to his role with the Company, is also a shareholder in Brownstein Hyatt Farber Schreck, the nation's leading water practice firm.  For 27 years, Mr. Slater's practice has been limited to litigation and the negotiation of agreements related to the acquisition, distribution, and treatment of water.  He has served as lead negotiator on a number of important water transactions, including the negotiation of the largest conservation-based water transfer in U.S. history on behalf of the San Diego County Water Authority.  Mr. Slater is also the author of California Water Law and Policy, the state's leading treatise on the subject, and has taught water law and policy courses at University of California, Santa Barbara, Pepperdine University, and the University of Western Australia, among others.

The Board of Directors

Directors of the Company hold office until the next annual meeting of stockholders or until their successors are elected and qualified.  There are no family relationships between any directors or current officers of the Company.  Officers serve at the discretion of the Board of Directors.

The Board of Directors is responsible for our management and direction and for establishing broad corporate policies, including our leadership structure.  Mr. Brackpool currently serves as both Chairman of the Board and Chief Executive Officer. The Board believes that having Mr. Brackpool serve in both capacities is in the best interests of the Company and its stockholders because it enhances communication between the Board and management and allows Mr. Brackpool to more effectively execute the Company’s strategic initiatives and business plans and confront its challenges.  The Board believes that the appointment of lead independent Directors for each of its key committees, as well as its overall majority of independent Directors, allow it to maintain effective oversight of management. In addition, the Board of Directors and various committees of the Board regularly meet to receive and discuss operating and financial reports presented by the Chief Executive Officer and other members of management as well as reports by experts and other advisors.

Assessing and managing risk is the responsibility of the management of the Company.  Our Board of Directors oversees and reviews certain aspects of the Company’s risk management efforts.  Annually, the  Board reviews our strategic business plans, which includes evaluating the objectives of and risks associated with these plans.

In addition, under its charter, the Audit Committee reviews and discusses with management the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures, including the Company’s risk assessment and risk management policies.

The Audit Committee is composed of Raymond J. Pacini, Stephen E. Courter, and Winston H. Hickox.  The Board of Directors has determined that Mr. Pacini, a member of the Company’s Audit Committee, is an “audit committee financial expert” as that term is defined in Item 401(h) of Regulation S-K under the Securities Act.

Code of Ethics

The Company has adopted a code of ethics that applies to all of our employees, including our chief executive officer and chief financial officer.  A copy of the code of ethics may be found on our website at http://www.cadizinc.com. Any employee who becomes aware of any existing or potential violation of the code of ethics is required to report it.  Any waivers from and amendments to the code of ethics granted to directors or executive officers will be promptly disclosed on our website at http://www.cadizinc.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities ("reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Reporting persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of reports and amendments thereto on Forms 3, 4 and 5 furnished to us by reporting persons and forms that we filed on behalf of certain directors and officers, during, and with respect to, our fiscal year ended December 31, 2011, and on a review of written representations from reporting persons to us that no other reports were required to be filed for such fiscal year, all Section 16(a) filing requirements applicable to our reporting persons were satisfied in a timely manner except that a form 5 filing of Mr. Richard Stoddard, a Form 3 filing of Mr. Slater, and a Form 4 filing of Mr. Hickox were inadvertently filed late.

ITEM 11.  Executive Compensation

Compensation Discussion and Analysis

Overview

The Company’s compensation policies and practices are developed and implemented through the Compensation Committee of the Board of Directors.  The Committee’s responsibility is to review and consider annually the performance of our named executive officers in achieving both corporate and individual goals and objectives, and to assure that the Company’s compensation policies and practices are competitive and effective in incentivizing management.

The Compensation Discussion and Analysis section provides a description of the primary elements of our fiscal year 2011 compensation program and policies for the following individuals, who are referred to throughout this Annual Report on Form 10-K as our named executive officers:

•	Keith Brackpool, Chief Executive Officer
•	Scott Slater, President and General Counsel
•	Timothy Shaheen, Chief Financial Officer

Compensation committee activities in 2011 included:

•	Reviewing guidelines and standards regarding our compensation practices and philosophy;
•	Evaluating the performance of our executive officers;
•	Reviewing and approving the total compensation and benefits of our executive officers, including cash compensation and long-term incentive compensation; and
•	Considering equity incentive plan awards for our executive officers and employees.

For our named executive officers, other than the Chief Executive Officer, the committee established compensation levels based, in part, on the recommendations of the Chief Executive Officer.

This section should be read in conjunction with the “Summary Compensation Table” and related tables pertaining to the compensation earned in 2011 by the named executive officers presented at the conclusion of this section.

Compensation Philosophy

Our business plan and goals have historically been and continue to be linked to the entitlement process for the Water Project.  The progress made by us in the development of the Water Project and our land and water resources does not bear a direct relationship to quarterly and annual results of operations due to the nature of developing this long-term project and our annual cash resources are focused on funding the completion of the development process. It is critical to the development of the Project that the Company attract and retain well-qualified executives familiar with the sector.  As a result, our executive compensation programs seek to maintain a competitive annual salary structure while emphasizing long-term incentives that are connected to the ultimate implementation of the Project and also strive to align the interests of the executive officers and management with those of our stockholders through the use of equity-based programs.  In doing so, the Company intentionally reduces the risk that executives will place too much focus on short-term achievements to the detriment of the long-term goals of the Company.

Use of Peer Group

The Compensation Committee believes it is important to understand and analyze the current compensation programs of other companies with similar structures when making compensation decisions.  The Company’s main asset consists of a large land position in Southeastern California and its main emphasis is on the permitting of a water project at this unique site. It is difficult to identify directly comparable peer companies because no other company is similarly situated.

However, for guidance on the pay mix and compensation package of our named executive officers this year, the Compensation Committee identified a peer group of companies in the property and asset development sectors; specifically companies with comparable market capitalization and an emphasis on the development of real estate in the Southwestern United States. The Committee reviewed internally prepared surveys and other publicly available information for these companies and compared the components of the Company’s compensation program with those of the identified peer group, which includes the following companies:

•	Avatar Holdings Inc.
•	HomeFed Corporation
•	Limoneira Company
•	PICO Holdings, Inc.
•	Tejon Ranch Co.
•	Thomas Properties Group, Inc.

Due to the Company’s unique business plan and current focus on development of the Water Project, the Compensation Committee will exercise its discretion in determining compensation packages that may differ from the peer group. However, the Company’s current compensation program for its executive officers is competitive with the peer group.  Consistent with our compensation philosophy, the base salary of our Chief Executive Officer is in the bottom quartile of this group, while equity incentives are at the median of this group.

Elements of Compensation

Our compensation program has three primary components: cash salary, performance-based cash awards and long-term incentives through equity stock awards. Each element of the Company’s compensation program has been specifically chosen to reward, motivate and incentivize the executives of the Company through the development of the Water Project.  The Compensation Committee determines the amount for both total compensation and each compensation element through discussions with our management, consideration of benchmarking data, past performance and future corporate and individual objectives.

The three basic elements of compensation, described in further detail below, are:

•
Cash salaries for our named executive officers are intended to create a minimum level of compensation that is competitive with other companies deemed comparable, depending on the prior experience and position of the executive;

•	Performance based cash awards, if utilized, are based on the achievement of specified objectives that yield increased value for stockholders; and
•	Long-Term incentives are intended to focus and align the goals of Company executives with those of our stockholders and help retain executives and motivate them to improve our long-term performance.

Our overall compensation packages for our named executive officers is currently more heavily weighted toward long-term equity incentives due to the current development timelines of the Water Project and other projects and the focus of the Company on achieving the implementation of these projects.  Even with the emphasis on long-term incentives, our overall compensation is established at a level comparable to our peer group of companies which share a similar focus on long-term development of assets.

Elements of 2011 Compensation

CASH SALARY.  Base salaries for our named executives are determined by the Compensation Committee depending on a variety of factors including the scope of their responsibilities, their leadership skills and values, their performance and length of service.  Decisions regarding salary increases are affected by the named executive’s current salary and the amounts paid to their peers within and outside the Company.  In evaluating base salaries for 2011 the Compensation Committee believed it was important to continue to emphasize long-term incentives as set out below and devote the Company’s cash resources to the ongoing development of the Water Project.  Therefore, base salaries for 2011 for these executives remained the same as in 2009 and 2010.

PERFORMANCE BASED CASH AWARDS.  The Compensation Committee believes that it is important to offer cash incentives to executives for the achievement of specified objectives that yield increased value for stockholders and will utilize performance based cash awards from time to time to provide additional incentives.  However, the Compensation Committee currently believes that equity based awards rather than cash based awards allow the Company to better preserve its existing cash resources and, accordingly, is relying primarily upon the grant of equity based awards to reward executive performance (see "Long-Term Incentives") of named executive officers.  Accordingly, there were no performance based cash awards provided to named executive officers during 2011.

LONG-TERM INCENTIVES.  The primary form of incentive compensation that we expect to offer to our executives consists of long-term incentives in the form of equity awards.  The use of long-term incentives is intended to focus and align goals of Company executives with those of stockholders and creates a direct interest in the results of operations and achievements of the Company’s goals.

As described below, the Committee has chosen to rely primarily upon equity instruments, such as restricted stock and options, in designing compensation packages for executives.  The Committee views the grant of equity based awards as an incentive for future performance since the value of these equity based awards will increase as our stock price increases, thereby satisfying the Committee’s goal of linking executive compensation to share price appreciation over the longer term and promoting the retention of the key executives throughout the development process of its projects.  The Committee is conscious of the potential dilutive effect arising from the use of equity incentives and tries to limit issuances to maintain appropriate ratios of overall ownership levels in the Company from year to year.

In order for the company to utilize equity based awards as our primary form of incentive compensation, in March 2007 the Board approved a management equity incentive program (the "2007 Incentive Plan"). The 2007 Incentive Plan was also approved by our stockholders at the Company’s 2007 Annual Meeting.  As part of the 2007 Incentive Plan, 1,050,000 shares were reserved for issuance, of which 250,000 shares were granted between 2007 and 2009 to employees of the Company and 800,000 shares were allocated to the CEO and the then Chairman of the Company’s real estate subsidiary subject to the satisfaction of certain performance-based and milestone conditions.  These conditions were not met and the 800,000 shares were cancelled and never issued.

In December 2009, the Board and our senior secured lender approved a new equity incentive program (the “2009 Incentive Plan”), which was also approved by our stockholders at our 2009 Annual Meeting. The 2009 Incentive Plan reserved 850,000 shares for issuance, including no more than 300,000 shares that could be issued as full share grants. Options were issued with a minimum two year vesting period in order to accomplish two main goals.  First, value would only be realized to the extent there was an increase in share price during the anticipated development phase of the Water Project, and secondly, the employee would only realize the full value of the grant by seeing the Company through this process.  Additionally, all restricted stock issued included three year restrictions on sale to again require any gain to the employee to be linked to the outcome of the development phase of the Water Project.  In 2010, the company granted 115,000 shares of restricted common stock and options to purchase 387,500 shares of common stock at an exercise price of $11.50 per share under these guidelines.

For 2011, the Compensation Committee considered performance objectives in the development timelines of our projects when awarding shares of restricted stock and options to the named executives.  Objectives achieved in 2011 included:

•	Progressing the development of the Water Project, including the permitting process; and
•	Progressing the development of other Company owned real estate & water resources; and
•	Pursuing other water distribution related opportunities; and
•	Obtaining the financing necessary to continue to invest in the further development of these water related assets

Based on the progress achieved towards the Company’s development objectives during 2011, a total of 140,000 shares of restricted stock and 100,000 options were issued to named executive officers as described below.  The restricted stock and options were issued subject to vesting terms consistent with our strategy to design compensation to be consistent with the development timeline for the Water Project.

Agreements Governing Compensation

Our Chief Executive Officer, Mr. Keith Brackpool, entered into an amended and restated employment agreement effective May 22, 2009.  The Compensation Committee has taken Mr. Brackpool’s ongoing overall responsibility for our Company's performance and development of our properties into consideration when entering into his employment agreement. In particular, the Compensation Committee took into consideration that Mr. Brackpool, as Chief Executive Officer, has primary responsibility for overseeing the development of our land and water assets; identifying sources of financing for the Company’s working capital needs and for the Water Project, and negotiating the terms of such financings; and identifying additional development opportunities (e.g. water transportation, renewable energy) and leading the Company’s efforts to pursue such additional development opportunities.  Under this amended and restated agreement, Mr. Brackpool's base salary remained unchanged in 2011 at $400,000.   This salary is in the bottom quartile of CEO base salary compensation for our peer group.  In January 2011, Mr. Brackpool received 100,000 restricted shares of common stock under the 2009 Equity Incentive Plan, pursuant to a contractual agreement not to sell any of these shares for a period of three years ending on January 10, 2014.

Our President and General Counsel, Mr. Scott S. Slater, has served the Company since November 2008 pursuant to an agreement with the law firm Brownstein Hyatt Farber and Schreck LLP, where Mr. Slater is also a shareholder.  Mr. Slater is primarily focused on the development of the Company’s Water Project.  Mr. Slater does not currently receive a base salary from the Company for his role as President and General Counsel. Due to the nature of the development of the Project, Mr. Slater’s compensation from the Company has consisted exclusively of long-term incentives.  In April 2011, Mr. Slater received options to purchase 100,000 shares of common stock at an exercise price of $12.51 per share under our 2009 Equity Incentive Plan with such options vesting 1/3 when issued, 1/3 in April 2012 and 1/3 in April 2013.

Our Chief Financial Officer, Mr. Tim Shaheen, entered into a formal employment agreement with the Company effective May 22, 2009.  Mr. Shaheen serves as the Principal Financial Officer of the Company and as Chairman and Chief Executive of the Board of Managers of Cadiz Real Estate LLC, our subsidiary holding title to our land and water assets.  Mr. Shaheen also oversees our agricultural operations.  The employment agreement provides for a base salary as well as for Mr. Shaheen's participation in a Long Term Transaction Incentive Plan and allows for his participation in other management incentive programs that the Board may adopt, including discretionary annual bonuses.  Pursuant to the agreement, Mr. Shaheen’s annual base salary remained unchanged at $300,000 during 2011.  In January 2011, Mr. Shaheen received 40,000 restricted shares of common stock under the 2009 Equity Incentive Plan, pursuant to a contractual agreement not to sell any of these shares for a period of three years ending on January 10, 2014.

Compensation Events Occurring in 2012

Recognizing that the prohibitions on sale associated with the use of restricted stock incentives causes tax burdens to the recipient, the Compensation Committee utilized cash based awards in 2012, consisting of a $300,000 cash award that was granted to Mr. Brackpool in February 2012 and a $200,000 cash award that was granted to Mr. Shaheen in February 2012.  Additionally, Mr. Shaheen’s cash base salary was increased by 10% per annum beginning February 14, 2012.  The Compensation Committee considers these cash awards to be an important component of retaining executives that are subject to long-term restricted stock awards.

2011 Say on Pay Vote

On June 2, 2011, the Company held its 2011 Annual Meeting of Stockholders.  At the stockholders meeting, a majority of stockholders voting on our Say on Pay (“SOP”) proposal voted against the executive compensation for our named executive officers as set forth in our 2011 Proxy Statement.

The Company has extensively evaluated the outcome on the SOP item, and we believe that the outcome reinforces the importance of clearly communicating with our stockholders about the goals and objectives of our compensation program.  While we have worked to improve the presentation of the goals of our compensation program in the discussion incorporated in this Form 10-K, we are also currently acting to implement certain changes to our compensation program to address concerns.  These changes will be implemented prior to the 2012 Annual Meeting of Stockholders, and will be specifically described in our 2012 Proxy Statement.

Severance and Change in Control Provisions

Our compensation arrangements with Messrs. Brackpool and Shaheen provide for certain severance provisions and benefits associated with various termination scenarios, as well as certain vesting acceleration for equity-based compensation in the event of a change-in-control.  The severance and change in control provisions were determined largely by negotiations between the parties as one of the many elements of a larger negotiation involving the particular executive’s employment or consulting agreement with the Company.  These agreements are designed to be competitive in the marketplace and provide security for these executives in the event that the Company is acquired and their position is impacted. This will allow our executives to consider and implement transformative transactions of significant benefit to our stockholders without undue concern over their own financial situations.

A summary of the severance and change-in-control provisions applicable to compensation arrangements with our executive officers named in the Summary Compensation Table, along with a quantification of the benefits available to each named officer as of December 31, 2011, can be found in the section captioned "Potential Payments upon Termination or Change in Control".

Tax and Accounting Considerations

Impact of Code Section 162(m)

The Compensation Committee has considered the impact of provisions of the Internal Revenue Code of 1986, specifically Code Section 162(m). Section 162(m) limits to $1 million our deduction for compensation paid to each of our executive officers, which does not qualify as "performance based".

Shares of stock issued to executives under the 2007 Incentive Plan and 2009 Incentive Plan do not qualify as performance-based compensation, and therefore, the portion of the compensation expense related to the Plans that exceeds $1 million is not deductible.

In light of our federal and state net operating loss carryforwards of approximately $112.5 million and $74.8 million as of December 31, 2011, respectively, we do not expect the tax deductions lost as a result of the application of Section 162(m) to have a material impact upon our financial results.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management of the Company.  Based on this review and discussion, we recommend to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE

Murray H. Hutchison, Chairman
Stephen E. Courter Geoffrey Grant Winston H. Hickox Raymond J. Pacini

The foregoing report shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

Executive Compensation Tables

Summary Compensation Tables

The following table shows the compensation awarded to, earned by, or paid during the years ended December 31, 2011, 2010 and 2009, to our chief executive officer, our president, our chief financial officer, and to the then chief executive officer of our subsidiary, Cadiz Real Estate, L.L.C.

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Stock Awards(2) ($)	Option Awards(2) ($)	All Other Compensation(3) ($)	Total ($)
Keith Brackpool Chairman and Principal Executive Officer	2011 2010 2009	400,000 400,000 400,000	- - -	727,000 573,750 300,000	260,944 1,304,736 -	54,402 46,155 48,760	1,442,346 2,324,641 748,760
Timothy J. Shaheen Principal Financial Officer and Secretary	2011 2010 2009	300,000 300,000 300,000	- - -	290,800 202,500 159,071 (4)	130,472 652,368 -	12,963 20,400 11,987	734,235 1,175,268 471,058
Scott Slater President(5)	2011 2010 2009	- - -	- - -	- - -	600,998 - -	- - -	600,998 - -
Richard E. Stoddard Chairman, Cadiz Real Estate LLC(6)	2011 2010 2009	50,000 300,000 300,000	- - -	- - -	65,234 326,186 -	100,000(6) - -	215,234 626,186 300,000
________________________________

(1)	The executive officers listed in the Summary Compensation Table above were our only executive officers during the year ended December 31, 2011.

(2)
This column discloses the dollar amount of compensation cost recognized for the respective fiscal year in accordance with FAS123R.  The assumptions used for determining the value of stock awards and options are set forth in the relevant Cadiz Inc. Annual Report to Stockholders in Note 10 to the Consolidated Financial Statements, ”Stock-Based Compensation Plans and Warrants”.

(3)
All Other Compensation includes a 401k match that is generally available to all employees.  Messrs. Brackpool and Shaheen received $16,000 and $10,846, respectively, in 401k matching contributions in 2011.  In 2011, Mr. Brackpool’s Other Compensation also includes $36,197 of company paid expenses related to a leased automobile and $2,205 related to life insurance.  Mr. Shaheen’s Other Compensation for 2011 includes $2,117 in a car allowance.  The value of perquisites for each of the other executive officers was less than $10,000, and thus no amount relating to perquisites is included in the Summary Compensation Table.

(4)	The amounts shown include shares received by Mr. Shaheen under our Outside Director Compensation Program for services performed as a non-employee director.

(5)	Mr. Slater was appointed President of the Company on April 12, 2011, replacing Mr. Brackpool in this position.

(6)
Mr. Stoddard served as Chairman and Chief Executive Officer of the Board of Managers of Cadiz Real Estate LLC, our subsidiary holding title to our land and water assets, until April 12, 2011, at which time he resigned and was replaced in these positions by Mr. Shaheen.  Mr. Shaheen does not receive any additional compensation for serving in these positions.  Following his resignation, Mr. Stoddard received compensation at the rate of $12,500 per month for consulting services pursuant to an Addendum to the Consulting Agreement between the Company and Mr. Stoddard.

Grants of Plan-Based Awards

The following table sets forth each non-equity incentive plan award and equity award granted to our named executive officers during fiscal year 2011.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards ($)		Estimated Future Payouts Under Equity Incentive Plan Awards Target (#) Shares	All Other Stock Awards: Number of Securities
							Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards($)
Name	Grant Date(1)	Target ($)	Maximum ($)		Number of Shares of Stock or Units (#)	Number of Securities Underlying Options
Keith Brackpool	1/10/2011	-	-	-	100,000(2)	-	-	-

Timothy J. Shaheen	1/10/2011	-	-	-	40,000(2)	-	-	-

Scott Slater	4/12/2011	-	-	-	-	100,000(3)	$12.51	848,464

Richard E. Stoddard	-	-	-	-	-	-	-	-
________________________________

(1)	The grant date set forth in this table is the date the grants became effective.

(2)	Restricted shares granted by the Company under the 2009 Equity Incentive Plan.

(3)	Options granted by the Company under the 2009 Equity Incentive Plan.

Outstanding Equity Awards at Fiscal Year

The following table sets forth certain information concerning outstanding stock and option awards as of December 31, 2011, for each named executive officer.

	Option Awards				Stock Awards
Name	Securities Underlying Unexercised Options (#) Exercisable	Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Shares of Stock That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)
Keith Brackpool	100,000(1) 133,334(2)	- 66,666(2)	12.00 11.50	5/4/15 1/14/20	- -	- -

Timothy J. Shaheen	66,667(2)	33,333(2)	11.50	1/14/20	-	-

Scott Slater	33,334(2)	66,666(2)	12.51	4/12/21	-	-

Richard E. Stoddard	100,000(1) 33,334(2)	- 16,666(2)	12.00 11.50	5/4/15 1/14/20	- -	- -

________________________________

(1)	These options were granted by the Company in 2005 under the Company’s then existing Management Incentive Plan.

(2)	Options granted by the Company under the 2009 Equity Incentive Plan.

Option Exercises and Stock Vested

The following table sets forth certain information concerning stock option exercises and restricted stock vesting during 2011 for each named executive officer.

	Option Awards		Stock Awards
Name	Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Keith Brackpool	—	—	—	—
Timothy J. Shaheen	—	—	—	—
Scott Slater	—	—	—	—
Richard E. Stoddard	—	—	—	—
________________________________

Pension Benefits

We do not have any qualified or non-qualified defined benefits plans.

Nonqualified Deferred Compensation

We do not have any non-qualified defined contribution plans or other deferred compensation plans.

Employment Arrangements

For the fiscal year ended December 31, 2011, Mr. Brackpool was compensated under an Amended and Restated Agreement effective May 22, 2009 pursuant to which Mr. Brackpool received base compensation of $400,000 per year, plus certain fringe benefits including the use of a leased automobile and life and disability insurance benefits funded by us.  In addition, upon executing the Amended and Restated Employment Agreement in 2009, Mr. Brackpool received an immediate grant of 60,000 shares of common stock under our 2007 Management Equity Incentive Plan.  The Amended and Restated Employment Agreement also provides for Mr. Brackpool's participation in a Long Term Transaction Incentive Plan in addition to allowing for his participation in other management incentive programs that the Board may adopt, including discretionary annual bonuses.  The Amended and Restated Employment Agreement requires Mr. Brackpool to perform his services in a satisfactory manner, but does not require that his services be provided on a full-time basis.  The agreement also provides the Company with protective covenants regarding trade secrets, non-competition, and solicitation of employees.  In January 2010, Mr. Brackpool received 85,000 restricted shares of common stock pursuant to a contractual agreement not to sell any of those shares for a period of three years ending January 14, 2013, and options to purchase 200,000 shares of common stock at an exercise price of $11.50 per share under our 2009 Equity Incentive Plan that vest 1/3 on issuance, 1/3 on January 14, 2011 and 1/3 on January 14, 2012.  In January 2011, Mr. Brackpool received 100,000 restricted shares of common stock under the 2009 Equity Incentive Plan, pursuant to a contractual agreement not to sell any of these shares for a period of three years ending on January 10, 2014.  In February 2012, Mr. Brackpool received a $300,000 discretionary cash award.

Our President and General Counsel, Mr. Scott S. Slater, has served the Company since November 2008 pursuant to an agreement with the law firm Brownstein Hyatt Farber and Schreck LLP, where Mr. Slater is also a shareholder.  Mr. Slater is primarily focused on the development of the Company’s Water Project.  Mr. Slater does not currently receive a base salary from the Company for his role as President and General Counsel.  Due to the nature of the development of the Water Project, Mr. Slater’s compensation from the Company has consisted of long-term incentives.  In April 2011, Mr. Slater received options to purchase 100,000 shares of common stock at an exercise price of $12.51 per share under our 2009 Equity Incentive Plan that vest 1/3 when issued, 1/3 in April 2012 and 1/3 in April 2013.

Effective November 19, 2008, Mr. Timothy J. Shaheen became our Chief Financial Officer.  As of April 12, 2011, Mr. Shaheen also serves as Chairman and Chief Executive Officer of the Board of Managers of Cadiz Real Estate LLC, our subsidiary holding title to our land and water assets.  Initially, his compensation for such services was $10,000 per month, payable in addition to the compensation payable to him for his consulting services to the Company under the then existing consulting agreement between AG Derivatives, L.L.C. and the Company and the compensation he received for service in 2008 as a non-employee director under our Outside Director Compensation Plan.  Mr. Shaheen is the sole member and manager of AG Derivatives, LLC.  As of January 1, 2009, Mr. Shaheen was no longer eligible to participate in our Outside Director Compensation Plan and his compensation for service as our Chief Financial Officer was adjusted to enable him to receive the amount he would have otherwise received under the Outside Director Compensation Plan.  Mr. Shaheen entered into a formal employment agreement with the Company effective May 22, 2009.  The agreement provides for a base salary as well as Mr. Shaheen’s participation in a Long Term Transaction Incentive Plan and allows for his participation in other management incentive programs that the Board may adopt, including discretionary annual bonuses.  Pursuant to the agreement, Mr. Shaheen’s annual base salary was $300,000 from the effective date of this agreement until February 14, 2012, at which time it was increased to $330,000 per annum.  The agreement also provides the Company with protective covenants regarding trade secrets, non-competition, and solicitation of employees.  In May 2009, Mr. Shaheen received a grant of 30,000 shares of common stock under our 2007 Management Equity Incentive Plan.  In January 2010, Mr. Shaheen received 30,000 restricted shares of common stock pursuant to a contractual agreement not to sell any of those shares for a period of three years ending January 14, 2013, and options to purchase 100,000 shares of common stock at an exercise price of $11.50 per share under our 2009 Equity Incentive Plan that vest 1/3 on issuance, 1/3 on January 14, 2011, and 1/3 on January 14, 2012. In January 2011, under the 2009 Equity Incentive Plan, Mr. Shaheen received 40,000 restricted shares of common stock pursuant to a contractual agreement not to sell any of these shares for a period of three years ending on January 10, 2014.  In February 2012, Mr. Shaheen received a $200,000 discretionary cash award.

For the fiscal year ended December 31, 2011, Mr. Stoddard was compensated in accordance with a Consulting Agreement dated August 1, 2002, and amended on January 1, 2011, pursuant to which he received $12,500 per month.  Following December 31, 2011, the terms of this Consulting Agreement will continue unless and until terminated by the Company upon not less than ninety days prior notice by either party.  As part of the duties performed by Mr. Stoddard under the Consulting Agreement, Mr. Stoddard served as the Chairman and CEO of the Board of Managers of Cadiz Real Estate LLC, the subsidiary of the Company until he resigned from such position on April 12, 2011.  The agreement also provides that Mr. Stoddard will participate in the Management Equity Incentive Plan and as a member of the key management team in any further equity grants considered by the Compensation Committee of the Board of Directors of the Company.  In January 2010, Mr. Stoddard received options to purchase 50,000 shares of common stock at an exercise price of $11.50 per share under our 2009 Equity Incentive Plan that vest 1/3 on issuance, 1/3 on January 14, 2011 and 1/3 on January 14, 2012.

Potential Payments upon Termination or Change in Control

The following table and summary set forth estimated potential payments we would be required to make to our named executive officers upon termination of employment or change in control of the Company, pursuant to each executive’s employment or consulting agreement in effect at year end.  Except as otherwise indicated, the table assumes that the triggering event occurred on December 31, 2011.

Name	Benefit	Termination without Cause or Resignation upon Company Material Breach ($)	Death or Disability ($)	Termination Following Change of Control ($)

Keith Brackpool	Salary	400,000	800,000	800,000
	Bonus	-	-	-
	Equity Acceleration	-	-	-
	Benefits Continuation(1)	85,171	-	170,342
	Total Value	485,171	800,000	970,342

Timothy J. Shaheen	Salary	165,000	165,000	330,000
	Bonus	-	-	-
	Equity Acceleration	-	-	-
	Benefits Continuation(1)	22,892	-	45,785
	Total Value	187,892	165,000	375,785

Scott Slater	Salary	-	-	-
	Bonus	-	-	-
	Equity Acceleration	-	-	-
	Benefits Continuation(1)	-	-	-
	Total Value	-	-	-

Richard E. Stoddard	Salary	-	-	-
	Bonus	-	-	-
	Equity Acceleration	-	-	-
	Benefits Continuation	-	-	-
	Total Value	-	-	-

________________________________

(1)	The benefits continuation amounts include car allowances, 401(k) matching benefits, life insurance and paid vacation.

Termination without Cause or Resignation upon Company Material Breach

Mr. Brackpool’s Amended and Restated Employment Agreement, effective May 22, 2009, provides that if Mr. Brackpool were terminated by us without cause or if he resigns due to a breach of his Amended and Restated Employment Agreement by us, the Company is obligated to pay severance and continuation of benefits (to the extent such benefits could then be lawfully made available by the Company) for one year following the effective date of the termination, as though Mr. Brackpool were continuing to provide services to the Company under his Amended and Restated Employment Agreement.

Mr. Shaheen’s Employment Agreement, effective May 22, 2009, provides that if Mr. Shaheen were terminated by us without cause or if he resigns due to a breach of his Employment Agreement by us, the Company is obligated to pay severance and continuation of benefits (to the extent such benefits could then be lawfully made available by the Company) for one hundred eighty days following the effective date of the termination, as though Mr. Shaheen were continuing to provide services to the Company under his Employment Agreement.

Termination of Employment Due to Death or Disability

Mr. Brackpool’s Amended and Restated Employment Agreement, effective May 22, 2009, provides that if he dies or became disabled, he or his estate would be entitled to receive severance for two years consisting of his base compensation.

Mr. Shaheen’s Employment Agreement provides that if he dies or became disabled, he or his estate would be entitled to receive severance for one hundred eighty days consisting of his base compensation.

Change in Control

Mr. Brackpool's Amended and Restated Employment Agreement, effective May 22, 2009, provides that if Mr. Brackpool is terminated by us following a change in control, the Company is obligated to pay severance and continuation of benefits (to the extent such benefits could then be lawfully made available by the Company) for two years following the effective date of the termination, as though Mr. Brackpool were continuing to provide services to the Company under his Amended and Restated Employment Agreement.

Mr. Shaheen's Employment Agreement, effective May 22, 2009, provides that if Mr. Shaheen is terminated by us following a change in control, the Company is obligated to pay severance and continuation of benefits (to the extent such benefits could then be lawfully made available by the Company) for one year following the effective date of the termination, as though Mr. Shaheen were continuing to provide services to the Company under his Employment Agreement.

Director Compensation

The following table summarizes the compensation earned by each of the non-employee directors in 2011. Directors who are also officers or employees of the Company receive no compensation for duties performed as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
Stephen E. Courter	30,000	20,460	-	50,460
Stephen J. Duffy	15,000	20,460	-	35,460
Geoffrey Grant	30,000	20,460	-	50,460
Winston H. Hickox	30,000	20,460	-	50,460
Murray H. Hutchison	30,000	20,460	-	50,460
Raymond J. Pacini	30,000	20,460	-	50,460
________________________________

(1)
This column discloses the dollar amount of compensation cost recognized in 2011 based on the fair value at grant date in accordance with FASB ASC Topic 718. These awards were valued at the market value of the underlying stock on the date of grant in accordance with FASB ASC Topic 718.

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

Compensation Committee Interlocks and Insider Participation

In fiscal 2011, there were no Compensation Committee interlocks and no insider participation in Compensation Committee decisions that were required to be reported under the rules and regulations of the 1934 Act.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our voting securities, as of March 7, 2012, by each stockholder who we know to own beneficially more than five percent of our common stock, and by each director, each named executive officer, and all directors and executive officers as a group, excluding, in each case, rights under options or warrants not exercisable within 60 days.  All persons named have sole voting power and investment power over their shares except as otherwise noted.

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class
LC Capital Master Fund LC Capital Partners LP LC Capital Advisors LLC LC Capital International LLC Steven Lampe Richard F. Conway c/o Lampe, Conway & Co., LLC 680 Fifth Avenue, 12th Floor New York, New York 10019-5429	2,448,700(1)	14.42%

Altima Partners LLP Mark Donegan Dominic Redfern 23 Savile Row, 6th Floor London W1S 2ET United Kingdom	1,742,640(2)	11.09%

Zesiger Capital Group LLC 460 Park Avenue, 22nd Floor New York, New York 10022	1,636,815(3)	10.60%

Persistency Private Equity Limited Camomille International Pte Singapore Andrew Morris 19 W. 44th Street, Suite 312 New York, NY 10036	1,212,117(4)	7.85%

Water Asset Management LLC 509 Madison Avenue Suite 804 New York, NY 10022	1,161,146(5)	7.52%

Frost Gamma Investment Trust 4400 Biscayne Blvd Miami, FL 33137	788,829(6)	5.11%

Keith Brackpool c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	547,436(7)	3.48%
Timothy J. Shaheen c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	200,000(8)	1.29%

Scott S. Slater c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	75,667(9)	*

Murray Hutchison c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	17,621	*

Raymond J. Pacini c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	8,922	*

Winston H. Hickox c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	7,393	*

Geoffrey Grant c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	6,974	*

Stephen Courter	4,894	*
c/o 550 S. Hope Street, Suite 2850
Los Angeles, CA 90071

All Directors and officers as a group (eight individuals)	868,907(7)(8)(9)	5.46%
______________________________________________________________

*	Represents less than one percent of the 15,438,961 outstanding shares of common stock of the Company as of 3/7/2012.

Footnotes

(1.)
Based on Schedule 13D/A filed on November 5, 2010, with the SEC by LC Capital Master Fund Ltd., information provided by LC Capital Master Fund Ltd. and the Company’s corporate records.

Includes 759,492 shares of common stock beneficially owned as of March 7, 2012 and 20,880 shares issuable upon the exercise of warrants acquired in our 2009 private placement.

As of March 7, 2012, includes 585,000 shares of common stock issuable upon conversion of $4,550,000 in principal under our credit facility (the “Loan”) at a conversion rate of $7 per share, 150,108 shares of common stock issuable upon conversion of $1,876,347 in principal and interest under the Loan  at a conversion rate of $12.50 per share,  543,672 shares of common stock issuable upon conversion of $7,339,574 in principal and interest under the Loan at a conversion rate of $13.50 per share, and 237,102 shares of common stock issuable upon conversion of $8,298,582 in principal and interest under the Loan at a conversion rate of $35 per share.

Does not include 57,145 shares of common stock issuable upon conversion of a maximum of an additional $759,092 in interest which may accrue in favor of LC Capital Master Fund Ltd. during the term of the Loan, assuming no further extension of the maturity date of the Loan.  Of the 57,145 shares of common stock, only 6,938 shares were beneficially owned by LC Capital Master Fund Ltd. as of March 7, 2012, as a result of common stock issuable upon conversion of interest that will have accrued within 60 days of March 7, 2012, including 1,501 shares at the conversion rate of $12.50 per share and 5,437 shares at the conversion rate of $13.50 per share.  These 6,938 shares are included.

These securities also may be deemed to be beneficially owned by LC Capital Partners, LP ("Partners"), LC Capital Advisors LLC ("Advisors"), Lampe Conway, LC Capital International LLC ("International"), Steven G. Lampe (“Lampe”) and Richard F. Conway ("Conway") by virtue of the following relationships: (i) Partners' beneficially owns one-third of the outstanding shares of the Master Fund; (ii) Advisors is the sole general partner of Partners; (iii) Lampe Conway acts as investment manager to Partners and the Master Fund pursuant to certain investment management agreements, and as a result of such agreements, Lampe Conway shares voting and dispositive power over the securities; (iv) International acts as investment advisor to the Master Fund pursuant to an investment advisory agreement and, as a result, International shares voting and dispositive power over the securities; and (v) Lampe and Conway act as the sole managing members of each of Advisors, Lampe Conway and International and are the natural persons with voting and dispositive power over these securities.

Includes 145,508 shares held by Steven G. Lampe over which he has sole voting and dispositive power.  Master Fund disclaims beneficial ownership over these securities.

LC Capital and/or its affiliates have designated Mr. Stephen E. Courter, a director of the Company, as their designee on our Board of Directors.

(2.)
Based upon a Schedule Form 13G/A filed on December 8, 2011 with the SEC and our corporate records of stock issuances, the listed related entities own an aggregate of 1,742,640 shares of the Company’s common stock.  Altima Partners has shared voting and dispositive power as to 1,294,651 shares of the stock, including 48,000 shares of stock issuable upon the exercise of warrants acquired in our October 2009 private placement. Mr. Redfern and Mr. Donegan have shared voting and dispositive power as to 1,496,118 shares of the stock, including 48,000 shares of stock issuable upon the exercise of warrants acquired in our October 2009 private placement.  Mr. Donegan, has sole voting and dispositive power as to 24,300 shares. Altima Partners and Mr. Redfern disclaim beneficial ownership over these securities.  Also includes 222,222 shares of stock issuable upon exercise of warrants acquired by affiliates of Altima Partners in our November 2011 private placement.

(3.)
Based upon a Schedule Form 13G/A filed on February 1, 2012 with the SEC, Zesiger Capital Group LLC  owns an aggregate of 1,636,815 shares of the Company’s common stock and has sole voting power as to 1,205,482 shares and sole dispositive power as to 1,636,815 shares. Pursuant to this Schedule 13G/A, Zesiger Capital Group LLC disclaims beneficial ownership of such securities, which are held in discretionary accounts which Zesiger Capital Group LLC manages. No single client owns more than 5% of the securities.

(4.)
Based upon a Schedule Form 13G/A filed on February 14, 2012, with the SEC and our corporate records of stock issuances, the listed related entities own an aggregate of 1,212,117 shares of the Company’s common stock.  Persistency Private Equity Limited and Camomille International Pte Singapore have shared voting and dispositive power as to 1,183,465 shares and Andrew Morris, the Managing Member of Persistency Capital, LLC, has sole voting and dispositive power as to 28,652 shares.  Persistency Private Equity Limited and Camomille International Pte Singapore disclaim beneficial ownership over these securities.

(5.)
Based upon a Schedule Form 13G/A filed on December 27, 2011 with the SEC and our corporate records of stock issuances, Water Asset Management LLC owns an aggregate of 1,161,146 shares of the Company’s common stock. Water Asset Management LLC has dispositive power over the 1,161,146 shares and voting power over 489,164 shares.

(6.)
Based upon a Schedule 13G/A filed on February 8, 2012 with the SEC, Frost Gamma Investment Trust beneficially owns 788,829 shares of the Company’s common stock and has sole voting and dispositive power as to the stock.

(7.)
Includes 85,000 shares issued under the 2009 Equity Incentive Plan, which Mr. Brackpool has a contractual agreement not to sell for a period of three years ending January 14, 2013, and 100,000 shares issued under the 2009 Equity Incentive Plan, which Mr. Brackpool has a contractual agreement  not to sell for a period of three years ending January 10, 2014. Includes 300,000 shares underlying presently exercisable options.

(8.)
Includes 30,000 shares issued under the 2009 Equity Incentive Plan for which Mr. Shaheen has a contractual agreement not to sell for a period of three years ending January 14, 2013, and 40,000 shares issued under the 2009 Equity Incentive Plan, which Mr. Shaheen has a contractual agreement not to sell for a period of three years ending January 10, 2014.  Also includes 100,000 shares underlying presently exercisable options.

(9.)	Includes 33,334 shares underlying presently exercisable options and 33,333 options, which will vest on April 12, 2012. Does not include 33,333 options, which will vest on April 12, 2013.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011, with respect to shares of our common stock that may be issued under our existing compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by stockholders	547,500(1)	$11.69	48,513(2)

Equity compensation plans not approved by stockholders	315,000(3)	$12.09	0

Total	862,500	$11.84	48,513
______________________________

(1)	Represents 10,000 options outstanding under our 2007 Management Equity Incentive Plan and 537,500 options outstanding under our 2009 Equity Incentive Plan as of December 31, 2011.

(2)	Represents 48,513 securities issuable under our 2009 Equity Incentive Plan as of December 31, 2011.

(3)	Represents 315,000 options outstanding under our 2003 Management Equity Incentive Plan as of December 31, 2011.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

There have been no transactions during our last fiscal year with our directors and officers and beneficial owners of more than five percent of our voting securities and their affiliates requiring disclosure, except for the following:

As previously reported in our Form 8-K filed July 11, 2011, on July 8, 2011 we sold 363,636 shares of Common Stock to three institutional buyers (including 18,182 shares to Zesiger Capital Group, LLC., a holder of more than 5% of our Common Stock), at the price of $11 per share for total proceeds of $4,000,000.  The shares were registered with the Securities and Exchange Commission pursuant to the Company’s shelf registration statement

As previously reported in our Form 8-K filed December 1, 2011, on November 30, 2011 we completed a direct private placement with affiliates of Altima Partners LLP (collectively, “Altima”), a holder of more than 5% of our Common Stock, pursuant to which we issued 666,667 shares of Common Stock at a price of $9 per share for aggregate proceeds of $6,000,000.  For every three shares of Common Stock issued, Altima received one Common Stock purchase warrant entitling the holder to purchase, commencing 90 days from the date of issuance and prior to December 8, 2014, one share of Common Stock at an exercise price of $13 per share.

As previously reported in our Form 8-K filed December 15, 2011, on December 14, 2011 we sold 570,000 shares of Common Stock to two institutional buyers (including 70,000 shares to Zesiger Capital Group, LLC., a holder of more than 5% of our Common Stock), at the price of $9 per share for total proceeds of $5,130,000.  The shares were registered with the Securities and Exchange Commission pursuant to the Company’s shelf registration statement.

Policies and Procedures with Respect to Related Party Transaction

Our Audit Committee Charter requires that the Audit Committee review and approve all related-party transactions between the Company, on the one hand, and directors, officers, employees, consultants, and any of their family members, on the other hand.  In addition, our written Conflicts of Interest policy provides that no employee, officer or director may use or attempt to use his or her position at the Company to obtain any improper personal benefit for himself or herself, for his or her family, or for any other person.

In order to implement these requirements, the Company requires that prior to entering into any transaction with the Company a related party must advise Company management of the potential transaction.  Management will, in turn, provide to the Audit Committee a description of the material terms of the transaction, including the dollar amount, the nature of the related party’s direct or indirect interest in the transaction, and the benefits to be received by the Company from the transaction.  The Audit Committee may make such other investigations as it considers appropriate under the circumstances.  The Audit Committee will also consider whether the benefits of the proposed transaction could be obtained by the Company upon better terms from non-related parties, and whether the transaction is one that would be reportable by the Company in its public filings.  The Audit Committee will then make a determination as to whether the proposed transaction is in the best interests of the Company and should therefore be approved.

Director Independence

Messrs. Courter, Grant, Hickox, Hutchison and Pacini have all been affirmatively determined by the Board to be "independent" under all relevant securities and other laws and regulations, including those set forth in SEC and regulations and pertinent listing standards of the NASDAQ Global Market, as in effect from time to time.  Mr. Grant was a principal of an entity which, until April 2008, held our primary secured credit facility.  However, no payments have been made by us to this entity since April 2008, when this entity assigned its interest in the credit facility to a third party.  As no payments have been made to this entity within our past three fiscal years, Mr. Grant currently meets all of the requirements necessary to qualify as “independent.”

The Company's independent directors meet routinely in executive session without the presence of management.  The Company does not have a lead independent director.

Independence of Committee Members

The Board maintains three committees, namely, the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee.  The Board has determined that all members of its committees are independent.

ITEM 14.  Principal Accounting Fees and Services

For the fiscal years ended December 31, 2011 and 2010, professional services were performed by PricewaterhouseCoopers LLP.  The Company’s Audit Committee annually approves the engagement of outside auditors for audit services in advance.  The Audit Committee has also established complementary procedures to require pre-approval of all audit-related, tax and permitted non-audit services provided by PricewaterhouseCoopers LLP, and to consider whether the outside auditors' provision of non-audit services to the Company is compatible with maintaining the independence of the outside auditors.  The Audit Committee may delegate pre-approval authority to one or more of its members.  Any such fees pre-approved in this manner shall be reported to the Audit Committee at its next scheduled meeting.  All services described below were pre-approved by the audit committee.

All fees for services rendered by PricewaterhouseCoopers LLP aggregated $321,000 and $263,000 during the fiscal years ended December 31, 2011 and 2010, respectively, and were composed of the following:

Audit Fees.  The aggregate fees accrued by the Company for the audit of the annual financial statements during the fiscal years ended December 31, 2011 and 2010, for reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q, and for assistance with and review of documents filed with the SEC were $321,000 for 2011 and $263,000 for 2010.

Audit Related Fees.  No audit-related fees were billed by PricewaterhouseCoopers LLP to the Company during the fiscal years ended December 31, 2011 and 2010.

Tax Fees.  No tax fees were billed by PricewaterhouseCoopers LLP to the Company during the fiscal years ended December 31, 2011 and 2010.

All Other Fees.  No other fees were billed during the fiscal years ended December 31, 2011 and 2010.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

1.	Financial Statement. See Index to Consolidated Financial Statements.

2.	Financial Statement Schedule. See Index to Consolidated Financial Statements.

3.	Exhibits.

The following exhibits are filed or incorporated by reference as part of this Form 10-K.

3.1	Cadiz Certificate of Incorporation, as amended(1)

3.2	Amendment to Cadiz Certificate of Incorporation dated November 8, 1996(2)

3.3	Amendment to Cadiz Certificate of Incorporation dated September 1, 1998(3)

3.4	Amendment to Cadiz Certificate of Incorporation dated December 15, 2003(4)

3.5	Certificate of Elimination of Series D Preferred Stock, Series E-1 Preferred Stock and Series E-2 Preferred Stock of Cadiz Inc. dated December 15, 2003(4)

3.6	Certificate of Elimination of Series A Junior Participating Preferred Stock of Cadiz Inc., dated March 25, 2004(4)

3.7	Amended and Restated Certificate of Designations of Series F Preferred Stock of Cadiz Inc.(5)

3.8	Cadiz Bylaws, as amended (6)

3.9	Second Amended and Restated Certificate of Designations of Series F Preferred Stock of Cadiz Inc. dated June 30, 2006, as corrected by Certificate of Correction dated March 14, 2007(13)

3.10	Certificate of Elimination of Series F Preferred Stock of Cadiz Inc. (as filed August 3, 2007)(15)

4.1	Form of Subscription Agreement used for issuance of Units in October and November 2009(7)

4.2	Form of Warrant Agreement(7)

10.1	Limited Liability Company Agreement of Cadiz Real Estate LLC dated December 11, 2003(4)

10.2	Amendment No. 1, dated October 29, 2004, to Limited Liability Company Agreement of Cadiz Real Estate LLC(8)

10.3	Consulting Agreement dated August 1, 2002 by and between Richard Stoddard and Cadiz Inc., and Extension of Consulting Agreement dated January 1, 2004 by and between Richard Stoddard and Cadiz Inc.(8)

10.4
Settlement Agreement dated as of August 11, 2005 by and between Cadiz Inc., on the one hand, and Sun World International, Inc., Sun Desert, Inc., Coachella Growers and Sun World/Rayo, on the other hand(9)

10.5
$36,375,000 Credit Agreement among Cadiz Inc. and Cadiz Real Estate LLC, as Borrowers, the Several Lenders from time to time parties thereto, and Peloton Partners LLP, as Administrative Agent, dated as of June 26, 2006(10)

10.6
Amendment No. 1 dated September 29, 2006 to the $36,375,000 Credit Agreement among Cadiz Inc. and Cadiz Real Estate LLC, as Borrowers, the Several Lenders from time to time parties thereto and Peloton Partners LLP, as Administrative Agent, dated as of June 26, 2006(11)

10.7	Outside Director Compensation Plan(12)

10.8	Resolutions adopted by the Cadiz Inc. Board of Directors on March 13, 2007, increasing the monthly consulting fees paid to Richard E. Stoddard(13)

10.9	2007 Management Equity Incentive Plan(14)

10.10
Amendment No. 2 dated October 1, 2007 to Reorganization Plan and Agreement for Purchase and Sale of Assets dated as of February 18, 1998 among Cadiz Inc. and Mark A. Liggett in his capacity as successor in interest to Exploration Research Associates, Incorporated., a California corporation (“ERA”) and in his individual capacity as former sole shareholder of ERA and as the successor in interest to ERA(16)

10.11	Longitudinal Lease Agreement dated September 17, 2008 between Arizona & California Railroad Company and Cadiz Real Estate, LLC (17)

10.12	Amended and Restated Employment Agreement between Keith Brackpool and Cadiz Inc. dated May 22, 2009(18)

10.13	Employment Agreement between Timothy J. Shaheen and Cadiz Inc. dated May 22, 2009(18)

10.14
Amendment No. 2 to the Credit Agreement among Cadiz Inc. and Cadiz Real Estate LLC, as Borrowers, the Several Lenders from time to time parties thereto, and LC Capital Master Fund Ltd., as Administrative Agent, dated as of June 4, 2009(19)

10.15	2009 Equity Incentive Plan(20)

10.16	Services and Exclusivity Agreement with Layne Christensen Company dated November 2, 2009, as amended by amendments dated January 4, 2010, January 27, 2010(21)

10.17	Form of Option Agreement with Santa Margarita Water District(22)

10.18	Form of Environmental Processing and Cost Sharing Agreement with Santa Margarita Water District(22)

10.19	Form of Environmental Processing and Cost Sharing Agreement with Three Valleys Municipal Water District(22)

10.20	Option Agreement with Golden State Water Company dated June 25, 2010(23)

10.21	Option Agreement with Suburban Water Systems dated October 4, 2010(24)

10.22
Amendment No. 3 to the Credit Agreement and Amendment No. 2 to the Registration Rights Agreement among Cadiz Inc. and Cadiz Real Estate LLC, as Borrowers, the Several Lenders from time to time parties thereto, and LC Capital Master Fund Ltd., as Administrative Agent, dated as of October 19, 2010(25)

10.23	Amendment No. 3 to the Services and Exclusivity Agreement with Layne Christensen Company dated April 8, 2010(26)

10.24	Amendment to Consulting Agreement with Richard E. Stoddard dated January 1, 2011(26)

10.25	Letter agreement with Scott S. Slater dated April 12, 2011(27)

10.26
Amendment No. 4 to the Credit Agreement among Cadiz Inc. and Cadiz Real Estate LLC, as Borrowers, the Several Lenders from time to time parties thereto, and LC Capital Master Fund Ltd., as Administrative Agent, dated July 25, 2011(28)

10.27	Option Agreement with California Water Service Company dated December 1, 2011(29)

10.28	Option Agreement with Questar Southern Trails Pipeline Company dated August 12, 2011

10.29	Option Agreement for Purchase of Line No. 1904 Facilities with El Paso Natural Gas Company dated September 8, 2011, as amended by amendment dated February 8, 2012

10.30	Addendum to Employment Agreement between Timothy J. Shaheen and Cadiz Inc. dated February 14, 2012

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Keith Brackpool, Chairman and Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Keith Brackpool, Chairman and Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________________________________________________________________________

(1)	Previously filed as an Exhibit to our Registration Statement of Form S-1 (Registration No. 33-75642) declared effective May 16, 1994 filed on February 23, 1994
(2)	Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended September 30, 1996 filed on November 14, 1996
(3)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 filed on November 13, 1998
(4)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003 filed on November 2, 2004
(5)	Previously filed as an Exhibit to our Current Report on Form 8-K dated November 30, 2004 filed on December 2, 2004
(6)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed on August 13, 1999
(7)	Previously filed as an Exhibit to our Registration Statement on Form S-3 (Registration No. 333-163321) filed on November 24, 2009
(8)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed on March 31, 2005
(9)	Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 14, 2005
(10)	Previously filed as an Exhibit to our Registration Statement on Form S-3 (Registration No. 333-126117) filed on July 28, 2006

(11)	Previously filed as an Exhibit to our Current Report on Form 8-K dated October 4, 2006 and filed October 4, 2006
(12)	Previously filed as Appendix B to our Definitive Proxy dated October 10, 2006 and filed on October 10, 2006
(13)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 16, 2007
(14)	Previously filed as Appendix A to our Definitive Proxy dated April 27, 2007 and filed April 27, 2007
(15)	Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 6, 2007
(16)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 14, 2008
(17)	Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended September 30, 2008 filed on November 10, 2008
(18)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on August 10, 2009
(19)	Previously filed as an Exhibit to the Post-Effective Amendment No. 1 to our Registration Statement on Form S-3 (Registration No. 333-136117) filed on August 3, 2009
(20)	Previously filed as Appendix A to our Definitive Proxy dated November 3, 2009, and filed on November 5, 2009
(21)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 15, 2010
(22)	Previously filed as an Exhibit to our Current Report on Form 8-K dated June 23, 2010 and filed on June 24, 2010
(23)	Previously filed as an Exhibit to our Current Report on Form 8-K dated June 25, 2010 and filed on June 28, 2010
(24)	Previously filed as an Exhibit to our Current Report on Form 8-K dated October 4, 2010 and filed on October 7, 2010
(25)	Previously filed as an Exhibit to our Current Report on Form 8-K dated October 19, 2010 and filed on October 20, 2010
(26)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 16, 2011
(27)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 9, 2011
(28)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 8, 2011
(29)	Previously filed as an Exhibit to our Current Report on Form 8-K dated December 1, 2011, and filed on December 7, 2011

Cadiz Inc.
Index to Financial Statements

CADIZ INC. CONSOLIDATED FINANCIAL STATEMENTS

(Schedules other than those listed above have been omitted since they are either not required, inapplicable, or the required information is included on the financial statements or notes thereto.)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cadiz, Inc:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cadiz, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 15, 2012

Cadiz Inc.
Consolidated Statements of Operations
	Year Ended December 31,
(In thousands, except per share data)	2011	2010	2009

Total revenues	$1,019	$1,023	$808

Costs and expenses:
Cost of sales (exclusive of depreciation shown below)	1,441	927	1,102
General and administrative	10,447	10,801	9,445
Depreciation	365	344	342

Total costs and expenses	12,253	12,072	10,889

Operating loss	(11,234)	(11,049)	(10,081)

Interest expense, net	(5,704)	(4,734)	(4,314)
Other Income (expense), net	108	(110)	-

Net loss before income taxes	(16,830)	(15,893)	(14,395)

Income tax expense	7	6	4

Net loss applicable to common stock	$(16,837)	$(15,899)	$(14,399)

Basic and diluted net loss per share	$(1.20)	$(1.16)	$(1.13)

Weighted-average shares outstanding	14,082	13,672	12,722

See accompanying notes to the consolidated financial statements.

Cadiz Inc.
Consolidated Balance Sheets
	December 31,
($ in thousands)	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$11,370	$5,911
Accounts receivable	139	277
Prepaid expenses and other	604	299
Total current assets	12,113	6,487

Property, plant, equipment and water programs, net	41,886	38,315
Goodwill	3,813	3,813
Other assets	186	321

Total assets	$57,998	$48,936

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,069	$358
Accrued liabilities	1,049	1,518
Tax liability	321	-
Current portion of long term debt	4	16

Total current liabilities	2,443	1,892

Long-term debt	52,032	44,403
Derivative liabilities	-	451
Deferred revenue	670	-
Tax liability	-	321
Other long-term liabilities	923	923

Total liabilities	56,068	47,990

Commitments and contingencies (Note 12)

Stockholders' equity:
Common stock - $0.01 par value; 70,000,000 shares
Authorized; shares issued and outstanding: 15,429,541 at
December 31, 2011, and 13,677,772 at December 31, 2010	154	137

Additional paid-in capital	300,163	282,359
Accumulated deficit	(298,387)	(281,550)
Total stockholders' equity	1,930	946

Total liabilities and stockholders' equity	$57,998	$48,936

See accompanying notes to the consolidated financial statements.

Cadiz Inc.
Consolidated Statements of Cash Flows
	Year Ended December 31,
($ in thousands)	2011	2010	2009

Cash flows from operating activities:
Net loss	$(16,837)	$(15,899)	$(14,399)
Adjustments to reconcile net loss to net cash
Used for operating activities:
Depreciation	365	344	342
Amortization of deferred loan costs	72	42	56
Amortization of debt discount	2,372	1,918	1,937
Interest added to loan principal	3,261	2,782	2,356
Unrealized (gain) loss on derivative liability	(108)	110	-
Compensation charge for stock awards and share options	2,376	4,009	2,273
Issuance of stock for services	-	-	500
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	138	(102)	(109)
(Increase) decrease in prepaid expenses and other	(305)	63	145
Decrease in other assets	63	220	194
Increase (decrease) in accounts payable	304	(141)	252
Increase (decrease) in accrued liabilities	285	(107)	(30)
Increase in tax liability	-	-	105
Increase in deferred revenue	500	-	-

Net cash used for operating activities	(7,514)	(6,761)	(6,378)

Cash flows from investing activities:
Additions to property, plant and equipment	(4,140)	(1,184)	(119)
Proceeds from sale of marketable securities	-	-	4,500

Net cash (used for) provided by investing activities	(4,140)	(1,184)	4,381

Cash flows from financing activities:
Net proceeds from issuance of common stock	15,129	-	8,835
Proceeds from issuance of long-term debt	2,000	5,000	46
Principal payments on long-term debt	(16)	(22)	(20)

Net cash provided by financing activities	17,113	4,978	8,861

Net increase (decrease) in cash and cash equivalents	5,459	(2,967)	6,864

Cash and cash equivalents, beginning of period	5,911	8,878	2,014

Cash and cash equivalents, end of period	$11,370	$5,911	$8,878

See accompanying notes to the consolidated financial statement.

Cadiz Inc.
Consolidated Statements of Stockholders’ Equity
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of December 31, 2008	12,453,210	$125	$263,533	$(251,252)	$12,406

Issuance of shares pursuant to stock awards	147,026	1	-	-	1
Issuance of shares pursuant to warrant exercises and Private Placement	841,449	8	8,827	-	8,835
Issuance of common stock for services	59,312	1	499	-	500
Convertible term loan conversion option	-	-	1,617	-	1,617
Stock compensation expense	-	-	2,273	-	2,273
Net loss	-	-	-	(14,399)	(14,399)
Balance as of December 31, 2009	13,500,997	$135	$276,749	$(265,651)	$11,233

Issuance of shares pursuant to stock awards	176,775	2	-	-	2
Convertible term loan conversion option	-	-	1,603	-	1,603
Stock compensation expense	-	-	4,007	-	4,007
Net loss	-	-	-	(15,899)	(15,899)
Balance as of December 31, 2010	13,677,772	$137	$282,359	$(281,550)	$946

Issuance of shares pursuant to stock awards	151,466	1	-	-	1
Issuance of shares pursuant to Private Placement and Shelf Takedown	1,600,303	16	15,113	-	15,129
Convertible term loan conversion option	-	-	343	-	343
Stock compensation expense	-	-	2,348	-	2,348
Net Loss	-	-	-	(16,837)	(16,837)
Balance as of December 31, 2011	15,429,541	154	300,163	(298,387)	1,930

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

For more than 20 years, we have maintained an agricultural development at our property in the Cadiz Valley, relying upon groundwater from the underlying aquifer system for irrigation. In 1993, we secured permits for agricultural production on up to 9,600 acres of the 34,000-acre Cadiz Valley property and the withdrawal of more than one million acre-feet of groundwater from the underlying aquifer system.  Since that time, we have maintained various levels of agricultural development at the property and this development has provided our principal source of revenue.  Although sustainable agricultural development is an important and enduring component of our business, we believe that the long-term value of our assets can best be derived through the development of a combination of water supply and storage projects at our properties.

The primary factors that drive the value of water supply and storage projects are continued population growth and sustained pressure on water supplies throughout California, including environmental restrictions and regulatory shortages on each of the State’s three primary water sources:  the State Water Project, the Colorado River and the Los Angeles Aqueduct.  Southern California’s water providers rely on these imported sources for a majority of their water supplies.  Availability of supplies in California also differs greatly from year to year due to natural hydrological variability.  For example, an historic drought from 2007 – 2009 was followed by above-average rainfall in 2010 and an average year in 2011. Thus far, 2012 is on track to be one of the driest years on record.  With the region’s population expected to continue to expand, Southern California water providers are presently seeking new, reliable supply solutions to account for anticipated fluctuations in traditional supplies and to plan for long-term water needs.

At present, our development efforts are primarily focused on the Cadiz Valley Water Conservation, Recovery and Storage Project (“Water Project” or “Project”), which proposes to capture and conserve millions of acre-feet of native groundwater currently being lost to evaporation from the aquifer system beneath our Cadiz Valley property and deliver it to water providers throughout Southern California.  We believe that the ultimate implementation of this Water Project will create the primary source of our future cash flow and, accordingly, our working capital requirements relate largely to the development activities associated with this Water Project.

Additionally, we are currently exploring opportunities to enter the water transportation market, and have entered into two separate option agreements that, if exercised, would allow us to purchase a total of approximately 300 miles of existing, idle underground natural gas pipelines in Southern California for conversion to water transmission. Initial feasibility studies indicate that the lines have excellent potential to be utilized by the Water Project and/or to move water into other areas of the region that currently lack access to water transportation infrastructure.

Further, we continue to explore additional uses of our land and water resource assets, including siting solar energy and the development of a mitigation bank.  We plan to continue our current development efforts and also pursue strategic investments in complementary business or infrastructure to meet our objectives.  We cannot predict with certainty when or if these objectives will be realized.

The Water Project is designed to supply, capture and conserve billions of gallons of renewable native groundwater currently being lost annually to evaporation from the aquifer system underlying our Cadiz/Fenner property, and provide a reliable water supply to water users in Southern California.  By implementing established groundwater management practices, the Water Project will create a new, sustainable water supply for Project participants without adversely impacting the aquifer system or the desert environment.  The total quantity of groundwater to be recovered and conveyed to Project participants will not exceed a long-term annual average of 50,000 acre-feet per year.  The Project also offers participants the ability to carry-over their annual supply, and store it in the groundwater basin from year to year, as well as approximately one million acre-feet of storage capacity that can be used to store imported water.

In general, several elements are needed to implement such a project: (1) a water conveyance right-of-way or pipeline from the Water Project area to a delivery system; (2) storage and supply agreements with one or more public water agencies or private water utilities; (3) environmental permits; and (4) construction and working capital financing.  As described below, the first three elements have been progressed on a concurrent basis.  The fourth is dependent on actions arising from the completion of the first three.

(1)	A Water Conveyance Right-of-Way or Pipeline from the Water Project Area to a Delivery System

In September 2008, we secured a right-of-way for the Water Project’s water conveyance pipeline by entering into a lease agreement with the Arizona & California Railroad Company (“ARZC”).  The agreement allows for the use of a portion of the railroad’s right-of-way to construct and operate a water conveyance pipeline for a period up to 99 years.  The pipeline would be used to convey water between our Cadiz Valley property and the Colorado River Aqueduct (“CRA”).  As part of the lease agreement, the ARZC would also receive water from the Project for fire suppression and other railroad purposes.

The Company is also exploring the potential to utilize one of the unused natural gas pipelines that exist in the Project area, and as to which we hold an option right, as a means to access additional distribution systems.  Initial feasibility studies indicate that this line could be used as a component of the Water Project to distribute water to Project participants in Phase I or import water from the California Aqueduct for storage at the Project area in Phase II.  The potential use of this line by the Project is being analyzed as part of the Project’s California Environmental Quality Act (“CEQA”) process.

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

In September 2010, we entered into an option and environmental cost sharing agreement with Suburban Water Systems, a wholly-owned subsidiary of SouthWest Water Company.  Suburban Water Systems provides water to a population of approximately 300,000 people in a 42-square-mile service area across California's Los Angeles and Orange counties.

In 2011, we entered into similar agreements with Jurupa Community Services District (“JCSD”) and California Water Service Company (“Cal Water”).  JCSD provides water and sewer services in a 48-square mile service area located in an unincorporated portion of western Riverside County, California.  Cal Water, the third largest investor-owned American water utility, distributes and sells water to 1.7 million Californians through 435,000 connections in communities from Chico in Northern California to the Palos Verdes Peninsula in Southern California.

Under the terms of the agreements with the six water providers, upon completion of the Water Project’s CEQA review, each agency will have the right to acquire an annual supply of 5,000 acre-feet of water at a pre-determined formula competitive with their incremental cost of new water.  SMWD also was given the option to purchase an additional 10,000 acre-feet of water per year.  In addition, the agencies have options to acquire storage rights in the Water Project to allow them to manage their supplies to complement their other water resources.

Approximately 80% of the water to be conserved annually by the Project is now under option.  We continue to work with additional water providers interested in acquiring rights to the remaining available Project supplies, and are in discussions with third parties regarding the imported storage aspect of this Project.

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

        As discussed in (2), above, we have entered into environmental cost sharing agreements with all participating water providers. The environmental cost sharing agreements created a framework for funds to be committed by each participant to share in the costs associated with the CEQA review work.  SMWD is serving as the lead agency for the review process.  ESA Associates, a leading environmental consulting firm, has been retained to prepare the Water Project’s environmental review documentation.

A Notice of Preparation (“NOP”) of a Draft Environmental Impact Report (“Draft EIR”) formally commencing the public portion of the CEQA process was issued in February 2011 by SMWD.  Two public scoping meetings were held in March 2011.  SMWD released the Draft EIR on December 5, 2011, and conducted a 100-day public comment period, which concluded on March 14, 2012.  As part of the comment period, SMWD hosted two public comment meetings and an informational workshop in January and February 2012.

The Draft EIR is a key component of the Project’s environmental review and permitting process, and analyzes potential impacts to environmental resources at the Project area, including critical resources of the desert environment such as vegetation, mountain springs, and water and air quality.  The Draft EIR considered peer-reviewed technical reports, as well as independently collected data, existing reports and a new state of the art Groundwater Management, Monitoring and Mitigation Plan (“GMMMP”) to complete its analysis of the Project.  The Draft EIR summarizes that, with the exception of unavoidable short-term construction emissions, by implementing the measures developed in the GMMMP, the Project will avoid any significant impacts to desert resources.

Following the close of the comment period, a Final Environmental Impact Report (“Final EIR”) will be compiled responding to public comments.  Once complete, the Final EIR will be brought to the SMWD Board of Directors for certification and Project approval.  Following the completion of all environmental requirements, construction of Project facilities would begin.

(4)	Construction and Working Capital

Once the environmental review is concluded, we expect that we will complete economic agreements with the Water Project participants and make arrangements for the construction phase of the Water Project.  As described above, construction would primarily consist of well-field facilities at the Water Project site, a conveyance pipeline extending approximately 43 miles along the right-of-way described in (1), above, from the well-field to the Colorado River Aqueduct (“CRA”), and an energy source to pump water through the conveyance pipeline between the Project well-field and the CRA.

Should the Water Project ultimately include the use of an existing natural gas pipeline as to which we hold option rights, then we will also incur costs associated with the exercise of this option and the conversion of the pipeline.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $16.8 million, $15.9 million and $14.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.  The Company had working capital of $9.7 million at December 31, 2011, and used cash in operations of $7.5 million for the year ended December 31, 2011.  Currently, the Company’s sole focus is the development of its land and water assets.

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

In October and November 2009, the Company raised $7.1 million in a private placement of 226,200 Units at $31.50 per Unit.  This includes 20,880 Units purchased by the Lenders of the Term Loan pursuant to the Lenders’ Participation Rights under the Term Loan.  Each Unit consists of three (3) shares of the Company’s Common Stock, par value $.01 per share (the “Common Stock”) and one (1) stock purchase warrant.  The warrant entitles the holder to purchase one (1) share of common stock at an exercise price of $15 per share.  The warrant has a term of three (3) years, but is callable by the Company at any time following November 1, 2010, if the closing market price of the Company’s common stock exceeds $22.50 for 10 consecutive trading days.

On July 8, 2011, the Company sold 363,636 shares of Common Stock from its existing shelf registration at a price of $11 per share for total proceeds of $4 million.  The proceeds were used to replace the unutilized portion of its working capital facility and for general corporate purposes.

On November 30, 2011, the Company raised $6 million in a private placement of 666,667 shares of Common Stock at a price of $9 per share.  For every three (3) shares of Common Stock issued, the Company issued (1) Common Stock purchase warrant (collectively, the “Warrants”) entitling the holder to purchase, commencing 90 days from the date of the issuance and prior to December 8, 2014, one (1) share of Common Stock at an exercise price of $13 per share.  On December 14, 2011, the Company sold 570,000 shares of Common Stock from its existing shelf registration at a price of $9 per share for total proceeds of $5.1 million.  The proceeds from these two transactions provide the Company with sufficient funds to meet expected working capital needs for the next 12 months.

Based on our current and anticipated usage of cash resources, we will require additional working capital commencing during the first quarter of fiscal 2013 to meet our cash resource needs from that point forward, and to continue to finance our operations until such time as our asset development programs produce revenue.  If the Company is unable to generate this from its current development activities, then it will need to seek additional financing in the capital markets.

Payments will be due under the Term Loan only to the extent that the Lenders elect not to exercise equity conversion rights prior to the Term Loan’s final maturity date of June 2013.  We currently expect to satisfy amounts due under the Term Loan through one or more of (a) equity conversion pursuant to the terms outlined in Note 6, “Long-Term Debt”; (b) construction financing associated with the Water Project; (c) cash generated from further development of our other properties, such as a mitigation bank; and (d) debt or equity financing in the capital markets.

There is no assurance that additional financing (public or private) will be available on acceptable terms or at all.  If the Company issues additional equity or equity linked securities to raise funds, the ownership percentage of the Company's existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  If the Company cannot raise needed funds, it might be forced to make further substantial reductions in its operating expenses, which could adversely affect its ability to implement its current business plan and, ultimately, its viability as a company.

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

Stock-Based Compensation

General and administrative expenses include $2.4 million, $4.0 million and $2.3 million of stock based compensation expenses in the years ended December 31, 2011, 2010 and 2009, respectively.

The Company applies the Black-Scholes valuation model in determining the fair value of options granted to employees and consultants.  For employees, the fair value is then amortized on a straight-line basis over the requisite service period.  For consultants, the fair value is remeasured at each reporting period and recorded as a liability until the award is settled.

ASC 718 also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation as opposed to only recognizing forfeitures and the corresponding reduction in expense as they occur.  The remaining vesting periods are relatively short, and the potential impact of forfeitures is not material.  The Company is in a tax loss carryforward position and is not expected to realize a benefit from any additional compensation expense recognized under ASC 718.  See Note 7, “Income Taxes".

Net Loss Per Common Share

Basic Earnings Per Share (EPS) is computed by dividing the net loss by the weighted-average common shares outstanding.  Options, deferred stock units, warrants, and the zero coupon term loan convertible into or exercisable for certain shares of the Company’s common stock were not considered in the computation of diluted EPS because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 2,655,000 shares, 2,423,000 shares and 2,420,000 shares for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Property, Plant, Equipment and Water Programs

Property, plant, equipment and water programs are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally ten to forty-five years for land improvements and buildings, and five to fifteen years for machinery and equipment.  Leasehold improvements are depreciated over the shorter of the term of the relevant lease agreement or the estimated useful life of the asset.

Water rights, storage and supply programs are stated at cost.  Certain costs directly attributable to the development of such programs have been capitalized by the Company.  These costs, which are expected to be recovered through future revenues, consist of direct labor, drilling costs, consulting fees for various engineering, hydrological, environmental and feasibility studies, and other professional and legal fees.  While interest on borrowed funds is currently expensed, interest costs related to the construction of project facilities will be capitalized at the time construction of these facilities commences.

Goodwill and Other Assets

As a result of a merger in May 1988 between two companies which eventually became known as Cadiz Inc., goodwill in the amount of $7,006,000 was recorded.  Approximately $3,193,000 of this amount was amortized prior to the adoption of ASC 350 on January 1, 2002.  Since the adoption of ASC 350, there have been no historical goodwill impairments recorded.

Amounts
(in thousands)

Balance at December 31, 2009	$3,813
Adjustments	-

Balance at December 31, 2010	3,813
Adjustments	-

Balance at December 31, 2011	$3,813

Deferred loan costs represent costs incurred to obtain debt financing.  Such costs are amortized over the life of the related loan.  At December 31, 2011, the deferred loan fees relate to the zero coupon secured convertible term loan with Lampe Conway, as described in Note 6, “Long-Term Debt”.

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

The Company tests goodwill for impairment annually as of December 31st, or more frequently if events or circumstances indicate carrying values may not be recoverable, using the market method, as well as the discounted cash-flow method.

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

The Company recorded non-cash additions to fixed assets of $1,826,000, $1,276,000 and $1,166,000 at December 31, 2011, 2010 and 2009, respectively, which were accrued at the respective year ends, for the costs directly attributable to the development of the Water Project.

Cash payments for income taxes were $6,500, $6,400, and $4,000 in the years ended December 31, 2011, 2010, and 2009, respectively.

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

    In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment which permits an entity to first assess qualitative factors to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  ASU 2011-08 will be effective for the Company for the fiscl years beginning after December 15, 2011.  The Company does not expect the adoption of ASU 2011-08 to have a material effect on its operating results or financial position.

NOTE 3 – PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

Property, plant, equipment and water programs consist of the following (dollars in thousands):

	December 31,
	2011	2010

Land and land improvements	$24,188	$23,680
Water programs	18,914	15,496
Buildings	1,187	1,180
Leasehold improvements	570	570
Furniture and fixtures	458	442
Machinery and equipment	997	950
Construction in progress	103	163
	46,417	42,481
Less accumulated depreciation	(4,531)	(4,166)

	$41,886	$38,315

Depreciation expense during the years ended December 31, 2011, 2010 and 2009 was approximately $365,000, $344,000, and $342,000.

NOTE 4 – OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	December 31,
	2011	2010

Deferred loan costs, net	$148	$251
Prepaid rent	31	-
Security deposits	7	70
	$186	$321

Deferred loan costs consist of legal and other fees incurred to obtain debt financing.  Amortization of deferred loan costs was approximately $72,000, $42,000, and $56,000 in 2011, 2010 and 2009, respectively.  Prepaid rent consists of rental and other fees incurred to obtain the right-of-way for the Water Project water conveyance pipeline, as discussed in Note 1, “Description of Business”.  Amortization of prepaid rent was approximately $136,000, $32,000 and $194,000 in 2011, 2010 and 2009, respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities consist of the following (dollars in thousands):

	December 31,
	2011	2010

Payroll, bonus, and benefits	$150	$114
Well-field, environmental studies, legal and consulting	716	1,215
Stock-based compensation	27	-
Other accrued expenses	156	189
	$1,049	$1,518

NOTE 6 – LONG-TERM DEBT

At December 31, 2011 and 2010, the carrying amount of the Company’s outstanding debt is summarized as follows (dollars in thousands):

	December 31,
	2011	2010
Zero coupon secured convertible term loan due June 29, 2013. Interest accruing at 5% per annum until June 29, 2009 and at 6% thereafter	$56,673	$51,412
Other loans	4	20
Debt discount	(4,641)	(7,013)
	52,036	44,419

Less current portion	4	16

	$52,032	$44,403

The Company estimates fair value of debt to be $52.357 million.

Pursuant to the Company’s loan agreements, annual maturities of long-term debt outstanding on December 31, 2011, are as follows:

Year	$000’s

2012	4
2013	56,673
2014	-
$56,677

In June 2006, the Company entered into a $36.4 million five year zero coupon senior secured convertible term loan with Peloton Partners LLP (through an affiliate) and another lender (the “Term Loan”).  On April 16, 2008, the Company was advised that Peloton had assigned its interest in the Term Loan to an affiliate of Lampe Conway & Company LLC (“Lampe Conway”), and Lampe Conway subsequently replaced Peloton as administrative agent of the loan.  On June 4, 2009, the Company completed arrangements to amend the Term Loan with Lampe Conway which modified certain of the conversion features and extended the maturity date to June 29, 2013 with interest continuing to accrue at 6% per annum through maturity.  Further, the conversion feature was modified to allow up to $4.55 million of principal to be converted into 650,000 shares of the Company's Common Stock (“Common Stock”) at a conversion price of $7 per share, and the remaining principal and interest to be converted into shares of Common Stock at a conversion price of $35 per share.

On October 19, 2010, the Company closed a new $10 million working capital facility with Lampe Conway and other participating lenders (“the Lenders”). Under the terms of the new $10 million facility, the Company drew the first $5 million at closing (“First Tranche”).  Also upon closing, the Company was granted the option to draw up to an additional $5 million over the subsequent 12 months (“Second Tranche”).  The Company drew a total of $2 million on the Second Tranche prior to its expiration.  All interest on outstanding balances accrues at 6%, with no principal or interest payments required before the new facility’s June 29, 2013, maturity date, consistent with our existing term debt facility.

The First Tranche (including accrued interest) is convertible at any time into the Company’s common stock at a price of $13.50 per share and the Second Tranche (including accrued interest) is convertible into the Company’s common stock at $12.50 per share.

Also on October 19, 2010, the Company’s existing debt facility with the Lenders was modified as to certain of its conversion features.  $20.62 million of the existing convertible debt was changed to allow for up to $2.5 million of this amount to be converted at any time into our common stock at the price of $13.50 per share, with the remaining amount becoming non-convertible.  On June 30, 2011, $2 million of the $5 million available Second Tranche was drawn.  As a result of the Second Tranche draw, $4 million of the outstanding loan became convertible into 320,000 shares of the Company's common stock.  Further, approximately $10 million of the loan that was previously convertible into approximately 290,000 shares of the Company's common stock is no longer convertible.

The Term Loan is collateralized by substantially all of the assets of the Company, and contains representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company’s ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on the Company’s ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the loan were negotiated by the parties with a view towards the Company’s operating and financial condition as it existed at the time the agreements were executed.  At December 31, 2011, the Company was in compliance with its debt covenants.

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

The Company has analyzed all of the above provisions of the convertible loan and related agreements for embedded derivatives under generally accepted accounting principles and SEC rules.  The Company concluded that certain provisions of the convertible loan agreement, which were in effect prior to the first amendment date, are deemed to be derivatives.  Therefore, these embedded instruments were bifurcated from the host debt instrument and classified as a liability in the Company’s financial statements.  The Company prepared valuations for each of the deemed derivatives using a Black-Scholes option pricing model and recorded a liability of approximately $12.2 million on the June 30, 2006, loan funding date, with an offsetting discount to the convertible term loan.  This derivative liability was classified and recorded as part of long-term debt in the balance sheet.  The debt discount will be amortized to interest expense over the life of the loan using the effective interest amortization method.  The principal valuation assumptions are as follows:

Loan balance available for conversion:	$36.4 million
Expected term:	5 years
Cadiz Inc. common share price:	$17.01
Volatility:	46%
Risk-free Interest Rate:	5.18%
Change in control probability:	10%

The Company incurred $408,000 and $105,000 in 2006 and 2010, respectively, of outside legal expenses and lenders fees related to the negotiation and documentation of the loan, which is amortized over the life of the loan.

NOTE 7 – INCOME TAXES

Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available carryforwards.  Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows (in thousands):

	December 31,
	2011	2010

Deferred tax assets:
Net operating losses	$44,850	$40,864
Fixed asset basis difference	7,177	7,213
Contributions carryover	2	1
Deferred compensation	2,230	1,700
Accrued liabilities	529	534

Total deferred tax assets	54,788	50,312

Valuation allowance for deferred tax assets	(54,788)	(50,312)

Net deferred tax asset	$-	$-

The valuation allowance increased $4,476,000 and $2,962,000 in 2011 and 2010, respectively, due to an increase in the net operating loss category of deferred tax assets.  The change in deferred tax assets resulted from current year net operating losses, expiration of prior year loss carryovers, and changes to future tax deductions resulting from terms of stock compensation plans.

As of December 31, 2011, the Company had net operating loss (NOL) carryforwards of approximately $112.5 million for federal income tax purposes and $74.8 million for California income tax purposes.  Such carryforwards expire in varying amounts through the year 2031.  Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

On August 26, 2005, a Settlement Agreement between Cadiz Inc. ("Cadiz"), on the one hand, and Sun World and three of Sun World’s subsidiaries, on the other hand, was approved by the U.S. Bankruptcy Court, concurrently with the Court’s confirmation of the amended Plan.  The Settlement Agreement provides that following the September 6, 2005 effective date of Sun World’s plan of reorganization, Cadiz retains the right to utilize the Sun World net operating loss carryovers (NOLs).  Sun World Federal NOLs are estimated to be approximately $58 million.  If, in any year from calendar year 2005 through calendar year 2011, the utilization of such NOLs results in a reduction of Cadiz’ tax liability for such year, then Cadiz will pay to the Sun World bankruptcy estate 25% of the amount of such reduction, and shall retain the remaining 75% for its own benefit.  There is no requirement that Cadiz utilizes these NOLs during this reimbursement period, or provides any reimbursement to the Sun World bankruptcy estate for any NOLs used by Cadiz after this reimbursement period expires. The reimbursement period ended on December 31, 2011, with no utilization of the Sun World NOLs.

As of the January 1, 2007, adoption of ASC 740, the Company possessed unrecognized tax benefits totaling approximately $3.3 million.  There were no changes to unrecognized tax benefits during the four years ended December 31, 2011.  None of these tax benefits, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.

As of December 31, 2011, the Company had accrued a total of $321,000 for state taxes, interest and penalties related to income tax positions in prior returns.  The Company expects that the unrecognized tax benefits will decrease in the next 12 months by approximately $321,000 as a result of the expiration of statutes of limitation on December 31, 2012.

In connection with the adoption of ASC 740, the Company elected to classify income tax penalties and interest as general and administrative and interest expenses, respectively.  For the twelve months ended December 31, 2011, general and administrative and interest expenses included approximately $0 of income tax penalties.

The Company's tax years 2008 through 2011 remain subject to examination by the Internal Revenue Service, and tax years 2007 through 2011 remain subject to examination by California tax jurisdictions.  In addition, the Company's loss carryforward amounts are generally subject to examination and adjustment for a period of three years for federal tax purposes and four years for California purposes, beginning when such carryovers are utilized to reduce taxes in a future tax year.

A reconciliation of the income tax benefit to the statutory federal income tax rate is as follows (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009

Expected federal income tax benefit at 34%	$(5,720)	$(5,405)	$(4,895)
Loss with no tax benefit provided	4,880	4,545	3,751
State income tax	7	6	4
Stock Options	(6)	154	462
Non-deductible expenses and other	846	706	682

Income tax expense	$7	$6	$4

Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against these assets.  Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.

NOTE 8 – EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Plan for its salaried employees.  The Company matches 100% of the first three percent of annual base salary and 50% of the next two percent of annual base salary contributed by an employee to the plan.  The Company contributed approximately $55,000, $49,000, and $42,000 to the plans for fiscal years 2011, 2010 and 2009, respectively.

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

In October and November 2009, the Company raised $7.1 million with a private placement of 226,200 Units at $31.50 per Unit.  This includes 20,880 Units purchased by the Lenders of the Term Loan pursuant to the Lenders’ Participation Rights under the Term Loan.   Each Unit consists of three (3) shares of the Company’s Common Stock, par value $.01 per share (the “Common Stock”) and one (1) stock purchase warrant.  The warrant entitles the holder to purchase one (1) share of common stock at an exercise price of $15 per share.  The warrant has a term of three (3) years, but is callable by the Company at any time following November 1, 2010, if the closing market price of the Company’s common stock exceeds $22.50 for 10 consecutive trading days.

In June 2011, the Company filed a shelf registration statement on Form S-3 registering the sale of up to $50 million of the Company’s common stock in one or more public offerings.  The registration statement was declared effective on June 10, 2011.  By way of takedown from this shelf registration, the Company raised $4 million with the sale of 363,636 shares at $11 per share on July 8, 2011, and $5.1 million with the sale of 570,000 shares at $9 per share on December 14, 2011.

On November 30, 2011, the Company raised $6 million in a private placement of 666,667 shares of Common Stock at a price of $9 per share.  For every three (3) shares of Common Stock issued, the Company issued (1) Common Stock purchase warrant (collectively, the “Warrants”) entitling the holder to purchase, commencing 90 days from the date of the issuance and prior to December 8, 2014, one (1) share of Common Stock at an exercise price of $13 per share.

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

2003 Management Equity Incentive Plan

In December 2003, concurrently with the completion of the Company’s then current financing arrangements with ING, the Company’s board of directors authorized the adoption of a Management Equity Incentive Plan.  As of December 31, 2011, a total of 315,000 common stock options remain outstanding under this plan.

Outside Director Compensation Plan

The Cadiz Inc. Outside Director Compensation Plan was approved by the Company's stockholders in November 2006.  Under the plan, each outside director receives $30,000 of cash compensation and receives a deferred stock award consisting of shares of the Company’s common stock with a value equal to $20,000 on June 30th of each year.  The award accrues on a quarterly basis, with $7,500 of cash compensation and $5,000 of stock earned for each fiscal quarter in which a director serves.  The deferred stock award vests automatically on the January 31st which first follows the award date.

2007 Management Equity Incentive Plan

The 2007 Management Equity Incentive Plan was approved by stockholders at the 2007 Annual Meeting.  As of December 31, 2011, a total 10,000 common stock options remain outstanding under this plan.

2009 Equity Incentive Plan

The 2009 Equity Incentive Plan was approved by stockholders at the 2009 Annual Meeting.  The plan provides for the grant and issuance of up to 850,000 shares and options to the Company’s employees and consultants.  The plan became effective when the Company filed a registration statement on Form S-8 on December 18, 2009.  All options issued under the 2009 Equity Incentive Plan have a ten year term with vesting periods ranging from issuance date to 24 months.  To date, 537,500 common stock purchase options have been issued under this plan and all remained outstanding as of December 31, 2011.

All options that have been issued under the above plans have been issued to officers, employees and consultants of the Company.  In total, options to purchase 862,500 shares were unexercised and outstanding on December 31, 2011, under the three equity incentive plans.

For consultants of the Company, the fair value of each option granted under the 2009 Equity Incentive Plan is estimated at each reporting period and recorded as a liability until the award is settled using the Black Scholes option pricing model.

For officers and employees of the Company, the fair value of each option granted under the plans was estimated on the date of grant using the Black Scholes option pricing model based on the following weighted-average assumptions:

Risk free interest rate	3.90%
Expected life	9.4 years
Expected volatility	52%
Expected dividend yield	0.0%
Weighted average vesting period	0.9 years

The risk free interest rate is assumed to be equal to the yield of a U.S. Treasury bond of comparable maturity, as published in the Federal Reserve Statistical Release for the relevant date.  The expected life estimate is based on an analysis of the employees receiving option grants and the expected behavior of each employee.  The expected volatility is derived from an analysis of the historical volatility of the trading price per share of the Company’s common stock on the NASDAQ Global Market.  The Company does not anticipate that it will pay dividends to common stockholders in the future, and the weighted average vesting period is based on the option vesting schedule, assuming no options are forfeit prior to the initial vesting date.

The Company recognized stock option related compensation costs of $1,245,000, $2,561,000, and $0 in fiscal 2011, 2010 and 2009, respectively, relating to these options.  No stock options were exercised during fiscal 2011.

A summary of option activity under the plans as of December 31, 2011, and changes during the current fiscal year are presented below:

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000’s)

Outstanding January 1, 2011	727,500	$11.86	6.0	$6,437
Granted	135,000	11.87	8.7	1,079
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2011	862,500	$11.92	6.5	$7,516
Exercisable at December 31, 2011	636,671	$11.97	5.7	$5,761

The weighted-average grant-date fair value of options granted during the years ended December 31, 2011 and 2010, were $7.28 and $7.65, respectively.  No options were granted in 2009.  The following table summarizes stock option activity for the periods noted.

			Weighted-
			Average
	Amount		Exercise Price

Outstanding at January 1, 2009	365,000		$12.85
Granted	-		$-
Expired or canceled	(40,000)		$17.25
Exercised	-		$-

Outstanding at December 31, 2009	325,000		$12.31
Granted	402,500		$11.51
Expired or canceled	-		$-
Exercised	-		-

Outstanding at December 31, 2010	727,500		$11.86
Granted	135,000		$11.87
Expired or canceled	-		-
Exercised	-		-

Outstanding at December 31, 2011	862,500	(a)	$11.92

Options exercisable at December 31, 2011	636,671		$11.97

Weighted-average years of remaining contractual life of options outstanding at December 31, 2011	6.5

(a)	Exercise prices vary from $9.88 to $18.99, and expiration dates vary from May 2015 to December 2021.

Stock Awards to Directors, Officers, Consultants and Employees

The Company has granted stock awards pursuant to its 2007 Management Equity Incentive Plan, 2009 Equity Incentive Plan and Outside Director Compensation Plan.

250,000 shares were issued under the 2007 Management Equity Incentive Plan.  A 150,000 share award was issued that vested in three equal installments on January 1, 2008, January 1, 2009 and January 1, 2010.  Of the remaining 100,000 shares reserved under the 2007 Management Equity Incentive Plan, 10,000 were issued as options as described above, and 90,000 were issued as shares that vested in May 2009 consistent with the terms of the agreements pursuant to which those executives provide services to the Company.

Of the total 850,000 shares reserved under the 2009 Equity Incentive Plan, a grant of 115,000 restricted shares of common stock became effective on January 14, 2010, a grant of 140,000 restricted shares of common stock became effective on January 10, 2011, consistent with the terms of the agreements pursuant to which those executives provide services to the Company and which contemplate that such executives will participate in the Company’s long-term incentive plans.  The recipients of these restricted shares have a contractual agreement not to sell any of these shares for a period of three years following the effective date.  Of the remaining 595,000 shares reserved under the 2009 Equity Incentive Plan, 8,987 shares of common stock were issued to directors, 537,500 were issued as options as described above and 48,513 are available for future distribution.

Under the Outside Director Compensation Plan, 58,987 shares have been awarded for the plan years ended June 30, 2006, through June 30, 2011.  Of the 58,987 shares awarded, 11,304 shares were awarded for service during the plan year ended June 30, 2011, became effective on that date and vested on January 31, 2012.

The accompanying consolidated statements include approximately $1,130,000, $1,388,000 and $2,273,000 of stock based compensation expense related to stock awards in the years ended December 31, 2011, 2010 and 2009, respectively.

A summary of stock awards activity under the plans during the fiscal year ended December 31, 2011 and 2010 is presented below:

		Weighted-
		Average
		Grant-date
	Shares	Fair Value
		($000’s)

Nonvested at December 31, 2009	61,775	$820
Granted	124,582	725
Forfeited or canceled	-	-
Vested	(176,775)	(792)

Nonvested at December 31, 2010	9,582	$116
Granted	151,304	951
Forfeited or canceled	-	-
Vested	(151,466)	(949)

Nonvested at December 31, 2011	9,420	$102

As of December 31, 2011, the total unrecognized compensation costs related to unvested share-based awards under the plans totaled $351,000, and is expected to be recognized over a weighted-average period of one year.

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

On November 30, 2011, the Company raised $6 million with a private placement of 666,667 shares of Common Stock at a price of $9 per share.  For every three (3) shares of Common Stock issued, the Company issued (1) Common Stock purchase warrant (collectively, the “Warrants”) entitling the holder to purchase, commencing 90 days from the date of the issuance and prior to December 8, 2014, one (1) share of Common Stock at an exercise price of $13 per share.

448,422 warrants remain outstanding as of December 31, 2011.

NOTE 11 – SEGMENT INFORMATION

The primary business of the Company is to acquire and develop land and water resources.  As a result, the Company’s financial results are reported in a single segment.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company leases equipment and office facilities under operating leases that expire through 2014.  Aggregate rental expense under all operating leases was approximately $338,000, $371,000 and $375,000 in the years ended December 31, 2011, 2010 and 2009, respectively.  At December 31, 2011, the future minimum rental commitments under existing non-cancelable operating leases are as follows:

Year	$000’s

2012	302
2013	55
2014	16
$373

In the normal course of its agricultural operations, the Company handles, stores, transports and dispenses products identified as hazardous materials.  Regulatory agencies periodically conduct inspections and, currently, there are no pending claims with respect to hazardous materials.

The Company entered into a Services and Exclusivity Agreement with Layne Christensen Company (“Layne”) on November 2, 2009.  The agreement provides that the Company will contract exclusively with Layne for certain water related services, including drilling of boreholes, drilling of monitoring wells, completion of test wells, completion of production wells, and completion of aquifer, storage and recovery wells.  In exchange for the Services and Exclusivity Agreement, Layne has agreed to forego $923,000 for work performed as of December 31, 2011.

Alternatively, if (a) the Company elects by December 31, 2012, not to proceed with the Water Project, then it will pay Layne 100% of the $923,000 balance due for work performed as of December 31, 2011, or (b) the Company elects by December 31, 2012, to proceed with the Water Project and in its reasonable discretion decides not to use Layne as the exclusive provider of services for the well field the Company will pay Layne 125% of the $923,000 balance due for work performed as of December 31, 2011.

As previously reported, the Company has a potential obligation to pay an amount of up to 1% of the net present value of the Water Project in consideration of certain legal and advisory services to be provided to the Company by Brownstein Hyatt Farber Schreck LLP.  The primary services being provided are advising the Company as to Water Project design and implementation, permit approvals, environmental compliance, negotiation and drafting of agreements related to the Water Project.  This fee would be payable upon receipt of all environmental approvals and permits and the completion of binding agreements for at least 51% of the Water Project’s annual capacity.  A portion of this fee may be payable in stock.  Interim payments of $1.5 million, to be credited to the final total, would be made upon the achievement of certain specified milestones.  $500 thousand of these interim payments was earned in June 2009 in consideration for the legal and advisory services previously provided.  No further milestones have been met as of December 31, 2011.  This arrangement may be terminated by either party upon 60 days notice, with any compensation earned but unpaid prior to termination payable following termination.

Pursuant to cost sharing agreements that have been entered into by participants in the Company’s Water Project, $670 thousand in funds have offset costs incurred in the environmental analysis of the Water Project.  These funds may either be reimbursed or credited to participants participation in the Water Project and, accordingly, are fully reflected as deferred revenue as of December 31, 2011.

The Company is involved in other legal and administrative proceedings and claims.  In the opinion of management, the ultimate outcome of each proceeding, individually and in the aggregate, will not have a material adverse impact on the Company's financial statements.

NOTE 13 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands except per share data)
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011

Revenues	$457	$40	$121	$401
Operating loss	(3,029)	(2,288)	(2,704)	(3,213)
Net loss applicable to common stock	(4,254)	(3,728)	(4,105)	(4,750)
Basic and diluted net loss per common share	$(0.31)	$(0.27)	$(0.29)	$(0.33)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010

Revenues	$3	$4	$274	$742
Operating loss	(4,173)	(2,094)	(2,086)	(2,696)
Net loss applicable to common stock	(5,207)	(3,144)	(3,179)	(4,369)
Basic and diluted net loss per common share	$(0.38)	$(0.23)	$(0.23)	$(0.32)

NOTE 14 – FAIR VALUE MEASUREMENTS

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 and 2010, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	Investments at Fair Value as of December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total

Certificates of Deposit	$6,500	$-	$-	$6,500

Total investments at fair value	$6,500	$-	$-	$6,500

	Investments at Fair Value as of December 31, 2010
(in thousands)	Level 1	Level 2	Level 3	Total

Assets

Certificates of Deposit	$5,500	$-	$-	$5,500

Total Assets	$5,500	$-	$-	$5,500

Liabilities

Derivative	$-	$(451)	$-	$(451)

Total Liabilities	$-	$(451)	$-	$(451)
Net Total Assets and (Liabilities)	$5,500	$(451)	$-	$5,049

NOTE 15 - SUBSEQUENT EVENTS

In February 2012, the Company made a $1,000,000 payment to extend its option agreement with El Paso Natural Gas to April 2013.

Cadiz Inc.
Schedule 1 - Valuation and Qualifying Accounts

For the years ended December 31, 2011, 2010 and 2009 ($ in thousands)

	Balance at	Additions Charged to			Balance
	Beginning	Costs and	Other		at End
Year ended December 31, 2011	of Period	Expenses	Accounts	Deductions	of Period

Tax valuation allowance	$50,312	$4,476	$-	$-	$54,788

Year ended December 31, 2010

Tax valuation allowance	$47,350	$2,962	$-	$-	$50,312

Year ended December 31, 2009

Tax valuation allowance	$46,400	$950	$-	$-	$47,350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CADIZ INC.

By:	/s/ Keith Brackpool
Keith Brackpool,
Chairman and Chief Executive Officer

Date:	March 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name and Position	Date

/s/ Keith Brackpool	March 15, 2012
Keith Brackpool, Chairman and
Chief Executive Officer
(Principal Executive Officer)

/s/ Timothy J. Shaheen	March 15, 2012
Timothy J. Shaheen, Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Scott Slater	March 15, 2012
Scott Slater, President and Director

/s/ Geoffrey Grant	March 15, 2012
Geoffrey Grant, Director

/s/ Winston H. Hickox	March 15, 2012
Winston H. Hickox, Director

/s/ Murray H. Hutchison	March 15, 2012
Murray H. Hutchison, Director

/s/ Raymond J. Pacini	March 15, 2012
Raymond J. Pacini, Director

/s/ Stephen E. Courter	March 15, 2012
Stephen E. Courter, Director