Form 10-Q
period 2012-03-31
CADIZ INC
filed 2012-05-09
CIK 727273

United States
Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[√]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2012

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
Yes___ No   √

As of May 4, 2012, the Registrant had 15,438,961 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.
 Index

i

Cadiz Inc.
 Consolidated Statements of Operations (Unaudited)
	For the Three Months
	Ended March 31,
($ in thousands except per share data)	2012	2011

Revenues	$31	$457

Costs and expenses:
Cost of sales	-	432
General and administrative	2,823	2,965
Depreciation	93	89
Total costs and expenses	2,916	3,486

Operating loss	(2,885)	(3,029)

Interest expense, net	(1,560)	(1,343)
Other income, net	-	121

Loss before income taxes	(4,445)	(4,251)
Income tax provision	3	2

Net loss applicable to common stock	$(4,448)	$(4,253)

Basic and diluted net loss per common share	$(0.29)	$(0.31)

Basic and diluted weighted average shares outstanding	15,436	13,808

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Balance Sheet (Unaudited)
	March 31,	December 31,
($ in thousands)	2012	2011

ASSETS

Current assets:
Cash and cash equivalents	$6,861	$11,370
Accounts receivable	137	139
Prepaid expenses and other	1,780	604

Total current assets	8,778	12,113

Property, plant, equipment and water programs, net	42,458	41,886
Goodwill	3,813	3,813
Other assets	384	186

Total Assets	$55,433	$57,998

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$855	$1,069
Accrued liabilities	1,406	1,049
Tax liability	321	321
Current portion of long term debt	-	4

Total current liabilities	2,582	2,443

Long-term debt, net	53,572	52,032
Deferred revenue	728	670
Other long-term liabilities	923	923

Total Liabilities	57,805	56,068

Stockholders’ equity:
Common stock - $.01 par value; 70,000,000 shares
authorized; shares issued and outstanding – 15,438,961 at
March 31, 2012 and 15,429,541 at December 31, 2011	154	154
Additional paid-in capital	300,309	300,163
Accumulated deficit	(302,835)	(298,387)
Total stockholders’ (deficit) equity	(2,372)	1,930

Total Liabilities and Stockholders’ equity	$55,433	$57,998

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months
	Ended March 31,
($ in thousands except per share data)	2012	2011

Cash flows from operating activities:
Net loss Adjustments to reconcile net loss to	$(4,448)	$(4,253)
net cash used for operating activities:
Depreciation	93	89
Amortization of debt discount & issuance costs	701	574
Interest expense added to loan principal	860	771
Unrealized gain on derivative liability	-	(121)
Compensation charge for stock and share options	159	1,226
Changes in operating assets and liabilities:
Decrease in accounts receivable	2	96
Increase in prepaid expenses and other	(1,176)	(339)
Decrease (increase) in other assets	9	(115)
(Decrease) increase in accounts payable	(622)	497
Increase (decrease) in accrued liabilities	174	(411)
Increase in deferred revenue	228	-
Net cash used for operating activities	(4,020)	(1,986)

Cash flows from investing activities:
Additions to property, plant and equipment	(257)	(1,110)
Increase in restricted cash	(228)	-

Net cash used in investing activities	(485)	(1,110)

Cash flows from financing activities:
Principal payments on long-term debt	(4)	(4)

Net cash provided used in financing activities	(4)	(4)

Net decrease in cash and cash equivalents	(4,509)	(3,100)

Cash and cash equivalents, beginning of period	11,370	5,911

Cash and cash equivalents, end of period	$6,861	$2,811

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statement of Stockholders’ Equity (Unaudited)

($ in thousands except per share data)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance as of December 31, 2011	15,429,541	$154	$300,163	$(298,387)	$1,930

Stock awards	9,420	-	-	-	-

Stock based compensation expense	-	-	146	-	146

Net loss	-	-	-	(4,448)	(4,448)

Balance as of March 31, 2012	15,438,961	$154	$300,309	$(302,835)	$(2,372)

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Notes To The Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The Consolidated Financial Statements have been prepared by Cadiz Inc., sometimes referred to as “Cadiz” or “the Company”, without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2011.

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

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2011.  The results of operations for the three months ended March 31, 2012, are not necessarily indicative of results for the entire fiscal year ending December 31, 2012.

Liquidity

    The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $4.4 million for the three months ended March 31, 2012, and $4.3 million for the three months ended March 31, 2011.  The Company had working capital of $6.2 million at March 31, 2012, and used cash in operations of $4.0 million for the three months ended March 31, 2012 and $2.0 million for the three months ended March 31, 2011.  The first quarter cash requirements primarily reflect the timing of certain administrative costs related to our water development efforts and due diligence costs associated with exploring the feasibility of converting the natural gas lines we have optioned to water transportation facilities.  Further, $1.0 million in cash payments related to the extension of an option agreement with El Paso Natural Gas.  Currently, the Company’s sole focus is the development of its land and water assets.

    Based upon the Company’s current and anticipated usage of cash resources, it will require additional working capital commencing during the first quarter of fiscal 2013 to meet its cash resource needs from that point forward and to continue to finance its operations until such time as its asset development programs produce revenues.  If the Company is unable to generate cash from its current development activities, then it will need to seek additional debt or equity financing in the capital markets.

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

    In October and November 2009, the Company raised $7.1 million with a private placement of 226,200 Units at $31.50 per Unit.  This included 20,880 Units purchased by the Lenders of the Term Loan pursuant to the Lenders’ Participation Rights under the Term Loan.  Each Unit consists of three (3) shares of the Company’s common stock and one (1) stock purchase warrant.  The warrant entitles the holder to purchase one (1) share of common stock at an exercise price of $15.00 per share.  The warrant has a term of three (3) years, but is callable by the Company at any time (following November 1, 2010), if the closing market price of the Company’s common stock exceeds $22.50 for 10 consecutive trading days.

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

    On November 30, 2011, the Company raised $6 million in a private placement of 666,667 shares of Common Stock at a price of $9 per share.  For every three (3) shares of Common Stock issued, the Company issued (1) Common Stock purchase warrant (collectively, the “Warrants”) entitling the holder to purchase, commencing 90 days from the date of the issuance and prior to December 8, 2014, one (1) share of Common Stock at an exercise price of $13 per share.  These shares were registered through the Company's prospectus filing on March 28, 2012.

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

Short-Term Investments

    The Company considers all short-term deposits with an original maturity greater than three months, but no greater than one year, to be short-term investments.  The Company had no short-term investments at March 31, 2012, or December 31, 2011.

Supplemental Cash Flow Information

    No cash payments, including interest, are due on the loan with Lampe Conway prior to the June 29, 2013, final maturity date.

    The Company recorded non-cash additions to fixed assets of $1,827,000 at March 31, 2012 and $1,826,000 at December 31, 2011, which were accrued at the respective period ends, for the costs directly attributable to the development of the Water Project.

Recent Accounting Pronouncements

Fair value measurements and disclosures

    Effective January 1, 2012, we adopted an update to the accounting rules for fair value measurement.  The new accounting principal establishes a consistent definition of fair value in an effort to ensure that the fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards ("IFRS") are comparable. This update changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This update does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use was already required or permitted by other standards within U.S. GAAP or IFRS. This update is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The adoption of this pronouncement did not have a material impact on the Company’s Condensed Consolidated Financial Statements and accompanying disclosures.

Statement of comprehensive income

    Effective January 1, 2012, we adopted the FASB issued authoritative guidance on the presentation of comprehensive income. This update requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The adoption of this pronouncement did not have a material impact on the Company’s Condensed Consolidated Financial Statements and accompanying disclosures.

Goodwill impairment

    Effective January 1, 2012, the Company adopted an update to the authoritative guidance related to goodwill impairment testing. This update gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step test mandated prior to the update. If, after assessing the totality of events and circumstances, a company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it must perform the two-step test. Otherwise, a company may skip the two-step test. Companies are not required to perform the qualitative assessment and may, instead proceed directly to the first step of the two-part test. The adoption of this update guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

NOTE 2 - PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

    Property, plant, equipment and water programs consist of the following (in thousands):

	March 31,	December 31,
	2012	2011

Land and land improvements	$24,192	$24,188
Water programs	19,576	18,914
Buildings	1,187	1,187
Leasehold improvements	570	570
Furniture and fixtures	458	458
Machinery and equipment	997	997
Construction in progress	103	103
	47,083	46,417

Less accumulated depreciation	(4,625)	(4,531)

	$42,458	$41,886

    Depreciation expense totaled $93,000 for the three months ended March 31, 2012, and $89,000 for the three months ended March 31, 2011.

NOTE 3 – LONG-TERM DEBT

    The carrying value of the Company's debt, before discount, approximates fair value.  The fair value of the Company's debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders.

    At March 31, 2012, and December 31, 2011, the carrying amount of the Company’s outstanding debt is summarized as follows (in thousands):

	March 31,	December 31,
	2012	2011

Zero coupon secured convertible term loan due June 29, 2013. Interest accruing at 5% per annum until June 29, 2009 and at 6% thereafter	$57,533	$56,673
Other loans	-	4
Debt discount, net of accumulated accretion	(3,961)	(4,641)
	53,572	52,036

Less current portion	-	4

	$53,572	$52,032

Pursuant to the Company’s loan agreements, annual maturities of long-term debt outstanding on March 31, 2012, are as follows:

12 Months Ending March 31,	(in thousands)

2013	-
2014	57,533
2015	-
$57,533

    In June 2006, the Company entered into a $36.4 million five year zero coupon senior secured convertible term loan with Peloton Partners LLP (through an affiliate) (“Peloton”) and another lender (the “Term Loan”).  On April 16, 2008, the Company was advised that Peloton had assigned its interest in the Term Loan to an affiliate of Lampe Conway & Company LLC (“Lampe Conway”), and Lampe Conway subsequently replaced Peloton as administrative agent of the loan.  On June 4, 2009, the Company completed arrangements to amend the Term Loan with Lampe Conway which modified certain of the conversion features and extended the maturity date to June 29, 2013 with interest continuing to accrue at 6% per annum through maturity.  Further, the conversion feature was modified to allow up to $4.55 million of principal to be converted into 650,000 shares of the Company’s Common Stock (“Common Stock”) at a conversion price of $7 per share, and the remaining principal and interest to be converted into shares of Common Stock at a conversion price of $35 per share.

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

2003 Management Equity Incentive Plan

    In December 2003, concurrently with the completion of the Company’s then current financing arrangements with ING, the Company’s board of directors authorized the adoption of a Management Equity Incentive Plan.  As of March 31, 2012, a total of 315,000 common stock options remain outstanding under this plan.

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

2007 Management Equity Incentive Plan

    The 2007 Management Equity Incentive Plan was approved by stockholders at the 2007 Annual Meeting.  As of March 31, 2012, a total of 10,000 common stock options remain outstanding under this plan.

2009 Equity Incentive Plan

    The 2009 Equity Incentive Plan was approved by stockholders at the 2009 Annual Meeting.  The plan provides for the grant and issuance of up to 850,000 shares and options to the Company’s employees and consultants.  The plan became effective when the Company filed a registration statement on Form S-8 on December 18, 2009.  All options issued under the 2009 Equity Incentive Plan have a ten year term with vesting periods ranging from issuance date to 24 months.  To date, 537,500 common stock purchase options have been issued under this plan and all remained outstanding as of March 31, 2012.

    All options that have been issued under the above plans have been issued to officers, employees and consultants of the Company.  In total, options to purchase 862,500 shares were unexercised and outstanding on March 31, 2012, under the three equity incentive plans.

    The Company recognized stock option related compensation costs of $134,000 and $179,000 in the three months ended March 31, 2012 and 2011, respectively.  On March 31, 2012, there was $213,000 of unamortized compensation expense relating to option awards.  This unamortized compensation expense is expected to be recognized through December 2013.  No options were exercised during the three months ended March 31, 2012.

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

    Of the total 850,000 shares reserved under the 2009 Equity Incentive Plan, a grant of 115,000 restricted shares of common stock became effective on January 14, 2010, and a grant of 140,000 restricted shares of common stock became effective on January 10, 2011, consistent with the terms of the agreements pursuant to which those executives provide services to the Company and which contemplate that such executives will participate in the Company’s long-term incentive plans.  The recipients of these restricted shares have a contractual agreement not to sell any of these shares for a period of three years following the effective date.  Of the remaining 595,000 shares reserved under the 2009 Equity Incentive Plan, 8,987 shares of common stock were issued to directors, 537,500 were issued as options as described above and 48,513 are available for future distribution as of March 31, 2012.

    Under the Outside Director Compensation Plan, 58,987 shares have been awarded for the plan years ended June 30, 2006, through June 30, 2011.  Of the 58,987 shares awarded, 11,304 shares awarded for services during the plan year ended June 30, 2011, became effective on that date and vested on January 31, 2012.

    The Company recognized stock based compensation costs related to stock based awards of $25,000 and $1,048,000 in the three months ended March 31, 2012 and 2011, respectively.

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

    448,423 warrants remain outstanding as of March 31, 2012.

NOTE 6 – INCOME TAXES

    As of March 31, 2012, the Company had net operating loss (“NOL”) carryforwards of approximately $116 million for federal income tax purposes and $78 million for California state income tax purposes.  Such carryforwards expire in varying amounts through the year 2032.  Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

    In addition, on August 26, 2005, a Settlement Agreement between Cadiz, on one hand, and Sun World and three of Sun World’s subsidiaries, on the other hand, was approved by the U.S. Bankruptcy Court, concurrently with the Court’s confirmation of the amended Plan.  The Settlement Agreement provides that following the September 6, 2005, effective date of Sun World’s plan of reorganization, Cadiz will retain the right to utilize the Sun World net operating loss carryovers (“NOLs”).  Sun World’s Federal NOLs are estimated to be approximately $58 million.

    As of March 31, 2012, the Company possessed unrecognized tax benefits totaling approximately $3.3 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.  Additionally, as of that date the Company had accrued approximately $321,000 for state taxes, interest and penalties related to income tax positions in prior returns.  Income tax penalties and interest are classified as general and administrative expenses.  The Company was not subject to any income tax penalties and interest during the three months ended March 31, 2012.

    The Company expects that the unrecognized tax benefits will decrease in the next 12 months by approximately $300,000 as a result of the expiration of statutes of limitation on December 31, 2012.

    The Company's completed tax years 2008 through 2011 remain subject to examination by the Internal Revenue Service, and tax years 2007 through 2011 remain subject to examination by California tax jurisdictions.  In addition, the Company's loss carryforward amounts are generally subject to examination and adjustment for a period of three years for federal tax purposes and four years for California purposes, beginning when such carryovers are utilized to reduce taxes in a future tax year.

    Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against these assets.  Accordingly, no deferred tax asset has been reflected in the accompanying balance sheet.

NOTE 7 – NET LOSS PER COMMON SHARE

    Basic earnings per share (“EPS”) is computed by dividing the net loss by the weighted-average common shares outstanding.  Options, deferred stock units, warrants and the zero coupon term loan convertible into or exercisable for certain shares of the Company’s common stock were not considered in the computation of diluted EPS because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 2,931,000 and 2,410,000 for the three months ended March 31, 2012 and 2011, respectively.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the following discussion contains trend analysis and other forward-looking statements.  Forward-looking statements can be identified by the use of words such as "intends", "anticipates", "believes", "estimates", "projects", "forecasts", "expects", "plans" and "proposes".  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements.  These include, among others, our ability to maximize value from our Cadiz, California land and water resources; and our ability to obtain new financings as needed to meet our ongoing working capital needs.  See additional discussion under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

    The primary factors that drive the value of water supply and storage projects are continued population growth and sustained pressure on water supplies throughout California, including environmental restrictions and regulatory shortages on each of the State’s three primary water sources:  the State Water Project, the Colorado River and the Los Angeles Aqueduct.  Southern California’s water providers rely on these imported sources for a majority of their water supplies.  Availability of supplies in California also differs greatly from year to year due to natural hydrological variability.  For example, an historic drought from 2007 – 2009 was followed by above-average rainfall in 2010 and an average year in 2011.  Thus far, 2012 is on track to be another average year and State Water Project deliveries will be limited to just 60% of capacity.  With the region’s population expected to continue to expand, Southern California water providers are presently seeking new, reliable supply solutions to account for anticipated fluctuations in traditional supplies and to plan for long-term water needs.

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

    Further, and also prior to beginning the formal environmental permitting process, we entered into a Memorandum of Understanding with the Natural Heritage Institute (“NHI”), a leading global environmental organization committed to protecting aquatic ecosystems, to assist with our efforts to sustainably manage the development of our Cadiz/Fenner Property.  As part of this “Green Compact”, we will follow stringent plans for groundwater management and habitat conservation, and create a groundwater monitoring plan for the Water Project.

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

    On May 1, 2012, the San Bernardino County Board of Supervisors voted to approve a memorandum of understanding with SMWD and us to establish a framework for finalizing the GMMMP and the County’s role in enforcement of the GMMMP.  The Final Environmental Impact Report (“Final EIR”) is currently being compiled responding to public comments.  Once complete, the Final EIR will be brought to the SMWD Board of Directors for certification and Project approval.  Following the completion of all environmental requirements, construction of Project facilities would begin.

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

    Should the Water Project ultimately include the use of an existing natural gas pipeline as to which we hold option rights, then we will also incur costs associated with the exercise of this option and the conversion of the pipeline (see “Other Development Opportunities, below).

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

Other Development Opportunities

Water Transportation

    As described above (see “Overview”), we are currently evaluating the feasibility of converting existing idle natural gas pipelines for the transportation of water, either exclusively for the distribution of third party water or, in certain segments, in conjunction with the Water Project. In September 2011, we entered into two separate agreements with El Paso Natural Gas (“EPNG”) and Questar Corporation (“Questar”) providing us with options to purchase two separate underground natural gas pipelines.  In February 2012, we made a $1,000,000 payment to extend our option agreement with EPNG to April 2013. The second option agreement with Questar provides option terms expiring in December 2012.  If both purchase options are exercised they would require payments totaling $50 million.  Initial feasibility studies indicate that, upon conversion, the two pipelines would have a combined average capacity to distribute up to 40,000 acre-feet of water per year per segment in markets that currently lack multiple pick-up and delivery water distribution segments.

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

Results of Operations

Three Months Ended March 31, 2012, Compared to Three Months Ended March 31, 2011

    We have not received significant revenues from our water resource and real estate development activity to date.  As a result, we have historically incurred a net loss from operations.  We had revenues of $31 thousand for the three months ended March 31, 2012, and $457 thousand for the three months ended March 31, 2011.  We incurred a net loss of $4.4 million in the three months ended March 31, 2012, compared with a $4.3 million net loss during the three months ended March 31, 2011.

    Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e. general and administrative expense) and our interest expense.  We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

   Revenues  We had revenues of $31 thousand for the three months ended March 31, 2012, and $457 thousand for the three months ended March 31, 2011.  The decrease in revenue in 2012 was primarily due to a smaller and shorter 2011-2012 lemon harvest season, which was completed by December 2011, in comparison to the 2010-2011 lemon harvest year, which extended into February 2011.

   Cost of Sales  Cost of sales was $0 for the three months ended March 31, 2012, and $432 thousand for the three months ended March 31, 2011.  The lower cost of sales reflects the lower lemon harvesting and marketing costs due to the shorter harvest season and smaller size of the 2011-2012 lemon crop.

   General and Administrative Expenses General and administrative expenses were $2.8 million during the three months ended March 31, 2012, and $3.0 million during the three months ended March 31, 2011.  Non-cash compensation costs for stock and option awards are included in General and Administrative Expenses.

    Compensation costs from stock and option awards for the three months ended March 31, 2012, were $159 thousand, compared with $1.2 million for the three months ended March 31, 2011.  The expense reflects the vesting schedules of the stock and option awards under the 2009 Equity Incentive Plan.  The lower 2012 expense was primarily due to lower stock based non-cash compensation costs related to stock and options issued in 2011 under the 2009 Equity Incentive Plan.

    Other General and Administrative Expenses, exclusive of stock based compensation costs, totaled $2.7 million and $1.7 million for the three months ended March 31, 2012 and 2011, respectively.  The higher 2012 expenses were primarily due to additional legal and consulting fees related to water development efforts and due diligence costs associated with the feasibility of converting the natural gas lines we have optioned to water transportation facilities (see Other Development Opportunities).

   Depreciation Depreciation expense totaled $93 thousand for the three months ended March 31, 2012, and $89 thousand for the three months ended March 31, 2011.

   Interest Expense, net  Net interest expense totaled $1.6 million during the three months ended March 31, 2012 compared to $1.3 million during the same period in 2011.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	March 31,
	2012	2011

Interest on outstanding debt	$860	$771
Amortization of financing costs	21	19
Amortization of debt discount	680	555
Interest income	(1)	(2)

	$1,560	$1,343

    See Notes to the Consolidated Financial Statements: Note 3 – Long-term Debt.

   Other Income, net  Net other income for the three months ended March 31, 2012 was $0 and $121 thousand for the three months ended March 31, 2011.  The amount recorded in 2011 relates to the derivative liability associated with certain of the Term Loan’s conversion options.  See Notes to the Consolidated Financial Statements:  Note 3 – Long-term Debt.

   Income Taxes  Income tax expense for the three months ended March 31, 2012 was $3 thousand and $2 thousand for the three months ended March 31, 2011.   See Notes to the Consolidated Financial Statements: Note 6 – Income Taxes.

Liquidity and Capital Resources

Current Financing Arrangements

    As we have not received significant revenues from our development activities to date we have been required to obtain financing to bridge the gap between the time water resource and other development expenses are incurred, and the time that revenue will commence.  Historically, we have addressed these needs primarily through secured debt financing arrangements, private equity placements and the exercise of outstanding stock options and warrants.

    Based upon the Company’s current and anticipated usage of cash resources, it will require additional working capital commencing during the first quarter of fiscal 2013 to meet its cash resource needs from that point forward and to continue to finance its operations until such time as its asset development programs produce revenues.  If the Company is unable to generate cash from its current development activities, then it will need to seek additional debt or equity financing in the capital markets.

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

    The First Tranche (including accrued interest) is convertible at any time Common Stock at a price of $13.50 per share, and the Second Tranche (including accrued interest) is convertible Common Stock at $12.50 per share.

    Also on October 19, 2010, our existing debt facility with the Lenders was modified as to certain of its conversion features.  $20.62 million of the existing convertible debt was changed to allow for up to $2.5 million of this amount to be converted at any time into Common Stock at the price of $13.50 per share, with the remaining amount becoming non-convertible. On June 30, 2011, $2 million of the $5 million available Second Tranche was drawn.   As a result of the Second Tranche draw, $4 million of the outstanding loan became convertible into 320,000 shares of Common Stock.  Further, approximately $10 million of the loan that was previously convertible into approximately 290,000 shares of Cadiz common stock is no longer convertible.

    The Term Loan is collateralized by substantially all of the assets of the Company, and contains representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit our ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on our ability to issue additional common stock to fund future working capital needs. The debt covenants associated with the loan were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At March 31, 2012, we were in compliance with its debt covenants.

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

    Additionally, as a result of private placements conducted in 2009, the Company has 226,200 common stock purchase warrants outstanding that are exercisable at $15 and expire in October and November of 2012.  If these warrants were fully exercised, they would result in proceeds of approximately $3.4 million to the Company.

    As we continue to actively pursue our business strategy, additional financing will be required.  See “Outlook”, below.  The covenants in the Term Loan do not prohibit our use of additional equity financing and allow us to retain 100% of the proceeds of any equity financing.  We do not expect the loan covenants to materially limit our ability to finance our water development activities.

    At March 31, 2012, we had no outstanding credit facilities other than the Convertible Term Loan.

   Cash Used for Operating Activities.  Cash used for operating activities totaled $4.0 million and $2.0 million for the three months ended March 31, 2012 and 2011, respectively.  The cash was primarily used to fund general and administrative expenses related to our water development efforts and due diligence costs associated with exploring the feasibility of converting the natural gas lines we have optioned to water transportation facilities.  Further, $1.0 million in cash payments related to the extension of an option agreement with El Paso Natural Gas (see “Other Development Opportunities”).

   Cash Used for Investing Activities.  Cash used for investing activities during the three months ended March 31, 2012 was $485 thousand compared with $1.1 million during the same period in 2011.  The 2011 period included additional investments in well-field and environmental work related to progressing the Water Project.

   Cash Provided Used for Financing Activities.  Cash used for financing activities for each of the three months ended March 31, 2012 and 2011 was $4 thousand.

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

    Long Term Outlook. In the longer term, we will need to raise additional capital to finance working capital needs, capital expenditures and any payments due under our senior secured convertible term loan at maturity.  See “Current Financing Arrangements” above.  Our future working capital needs will depend upon the specific measures we pursue in the entitlement and development of our water resources and other development.  Future capital expenditures will depend primarily on the progress of the Water Project.  Payments will be due under the Term Loan only to the extent that the Lenders elect not to exercise equity conversion rights prior to the Term Loan’s final maturity date of June 29, 2013.  We currently expect to satisfy amounts due under the Term Loan through one or more of (a) equity conversion pursuant to the terms outlined in Note 3, “Long-Term Debt”, to our Consolidated Financial Statements; (b) construction financing associated with the Water Project; (c) cash generated from further development of our other properties, such as a mitigation bank; and (d) debt or equity financing in the capital markets.  As disclosed in a Company release dated February 28, 2012, we have engaged an investment bank specializing in infrastructure financing to lead the Company through the construction financing process for the Water Project.

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

Recent Accounting Pronouncements

    See Note 1 to the Consolidated Financial Statements – Description of Business and Summary of Significant Accounting Policies.

Certain Known Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	After 5 years
(in thousands)
Long-term debt obligations	$57,533	$-	$57,533	$-	$-
Interest Expense	4,497	-	4,497	-	-
Operating leases	285	245	40	-	-
	$62,315	$245	$62,070	$-	$-

* The above table does not reflect unrecognized tax benefits of $3.3 million, the timing of which is uncertain. Refer to Note 7 to our Annual Report on Form 10-K for the year ended December 31, 2011.

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

    As of March 31, 2012, all of the Company's indebtedness bore interest at fixed rates; therefore, the Company is not exposed to market risk from changes in interest rates on long-term debt obligations.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

    The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chairman and Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to its Board of Directors.  Based on their evaluation as of March 31, 2012, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

    There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.	Defaults Upon Senior Securities

    Not applicable.

ITEM 4.	Mine Safety Disclosures

    Not applicable.

ITEM 5.	Other Information

    On May 1, 2012, the San Bernardino County Board of Supervisors voted to approve a Memorandum of Understanding (“MOU”) establishing the County’s role in enforcing the groundwater management plan for the Cadiz Valley Water Conservation, Recovery and Storage Project.  The form of MOU is attached as an exhibit to this Form 10-Q.

ITEM 6.                      Exhibits

The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

10.1	Form of Memorandum of Understanding by and among Cadiz Inc., County of San Bernardino and Santa Margarita Water District

31.1	Certification of Keith Brackpool, Chairman and Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Keith Brackpool, Chairman and Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cadiz Inc.

By:	/s/ Keith Brackpool	May 9, 2012
	Keith Brackpool	Date
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Timothy J. Shaheen	May 9, 2012
	Timothy J. Shaheen	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)