Form 10-Q
period 2012-06-30
CADIZ INC
filed 2012-08-09
CIK 727273

United States
Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[√]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2012

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
Yes   √   No___

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
Yes___ No   √

As of August 6, 2012, the Registrant had 15,438,961 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.

Index

i

Cadiz Inc.

Consolidated Statements of Operations (Unaudited)

	For the Three Months
	Ended June 30,
($ in thousands except per share data)	2012	2011

Revenues	$6	$40

Costs and expenses:
Cost of sales	2	18
General and administrative	2,895	2,218
Depreciation	95	92

Total costs and expenses	2,992	2,328

Operating loss	(2,986)	(2,288)

Interest expense, net	(1,596)	(1,374)
Other expense, net	-	(65)

Loss before income taxes	(4,582)	(3,727)
Income tax provision	2	1

Net loss applicable to common stock	$(4,584)	$(3,728)

Basic and diluted net loss per common share	$(0.30)	$(0.27)

Basic and diluted weighted average shares outstanding	15,439	13,957

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Operations (Unaudited)

	For the Six Months
	Ended June 30,
($ in thousands except per share data)	2012	2011

Revenues	$37	$497

Costs and expenses:
Cost of sales	2	450
General and administrative	5,718	5,183
Depreciation	188	181

Total costs and expenses	5,908	5,814

Operating loss	(5,871)	(5,317)

Interest expense, net	(3,156)	(2,718)
Other income, net	-	56

Loss before income taxes	(9,027)	(7,979)
Income tax provision	5	3

Net loss applicable to common stock	$(9,032)	$(7,982)

Basic and diluted net loss per common share	$(0.59)	$(0.58)

Basic and diluted weighted average shares outstanding	15,437	13,818

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
($ in thousands)	2012	2011

ASSETS

Current assets:
Cash and cash equivalents	$4,016	$11,370
Accounts receivable	166	139
Prepaid expenses and other	1,514	604

Total current assets	5,696	12,113

Property, plant, equipment and water programs, net	43,667	41,886
Goodwill	3,813	3,813
Other assets	539	186

Total Assets	$53,715	$57,998

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$756	$1,069
Accrued liabilities	2,407	1,049
Tax liability	321	321
Current portion of long-term debt	-	4
Other liabilities	923	-

Total current liabilities	4,407	2,443

Long-term debt, net	55,146	52,032
Deferred revenue	1,053	670
Other long-term liabilities	-	923

Total Liabilities	60,606	56,068

Stockholders’ equity:
Common stock - $.01 par value; 70,000,000 shares
authorized; shares issued and outstanding – 15,438,961 at
June 30, 2012 and 15,429,541 at December 31, 2011	154	154
Additional paid-in capital	300,374	300,163
Accumulated deficit	(307,419)	(298,387)
Total stockholders’ (deficit) equity	(6,891)	1,930

Total Liabilities and Stockholders’ equity	$53,715	$57,998

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months
	Ended June 30,
($ in thousands except per share data)	2012	2011

Cash flows from operating activities:
Net loss Adjustments to reconcile net loss to	$(9,032)	(7,982)
net cash used for operating activities:
Depreciation	188	181
Amortization of debt discount and issuance costs	1,425	1,157
Interest expense added to loan principal	1,733	1,563
Unrealized gain on derivative liability	-	(56)
Compensation charge for stock and share options	232	1,793
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(27)	253
Increase in prepaid expenses and other	(910)	(437)
Decrease (increase) in other assets	31	(83)
(Decrease) increase in accounts payable	(832)	507
Increase (decrease) in accrued liabilities	575	(210)
Increase in deferred revenue	553	500
Net cash used for operating activities	(6,064)	(2,814)

Cash flows from investing activities:
Additions to property, plant and equipment	(858)	(2,109)
Increase in restricted cash	(428)	-

Net cash used for investing activities	(1,286)	(2,109)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	2,000
Principal payments on long-term debt	(4)	(8)

Net cash (used for) provided by financing activities	(4)	1,992

Net decrease in cash and cash equivalents	(7,354)	(2,931)

Cash and cash equivalents, beginning of period	11,370	5,911

Cash and cash equivalents, end of period	$4,016	$2,980

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statement of Stockholders' Equity (Unaudited)

($ in thousands except per share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance as of December 31, 2011	15,429,541	$154	$300,163	$(298,387)	$1,930

Stock awards	9,420	-	-	-	-

Stock based compensation expense	-	-	211	-	211

Net loss	-	-	-	(9,032)	(9,032)

Balance as of June 30, 2012	15,438,961	$154	$300,374	$(307,419)	$(6,891)

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

Basis of Presentation

    The foregoing Consolidated Financial Statements include the accounts of the Company and contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair statement of the Company’s financial position, the results of its operations and its cash flows for the periods presented and have been prepared in accordance with generally accepted accounting principles.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2011.  The results of operations for the six months ended June 30, 2012, are not necessarily indicative of results for the entire fiscal year ending December 31, 2012.

Liquidity

    The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $9.0 million for the six months ended June 30, 2012, and $8.0 million for the six months ended June 30, 2011.  The Company had working capital of $1.3 million at June 30, 2012, and used cash in operations of $6.1 million for the six months ended June 30, 2012, and $2.8 million for the six months ended June 30, 2011.

    Cash requirements during the six month ended June 30, 2012, primarily reflect:  (i) certain administrative costs related to the Company's water development efforts including legal and consulting costs associated with the Final Environmental Impact Report for the Cadiz Valley Water Conservation, Recovery and Storage Project (“Water Project”); (ii) due diligence costs associated with exploring the feasibility of converting the natural gas lines the Company has optioned to water transportation facilities; and (iii) $1.0 million in cash payments related to the extension of an option agreement with El Paso Natural Gas.  Currently, the Company’s sole focus is the development of its land and water assets.

    Based upon the Company’s current and anticipated usage of cash resources, in connection with pre-construction activities following the approval of the Final Environmental Impact Report, it will require additional working capital commencing during the fourth quarter of fiscal 2012 to meet its cash resource needs from that point forward and to continue to finance its operations until such time its asset development programs produce revenues.  To meet working capital requirements, the Company will need to seek additional debt or equity financing in the capital markets.  Furthermore, to the extent the Company’s Term Loan is not converted into common stock by its lenders prior to the final maturity date, the Company will be required to refinance, extend or otherwise restructure the Term Loan.  There can be no assurance that the Company will be able to obtain additional financing (public or private) and refinance, further extend or otherwise restructure the Term Loan on acceptable terms or at all.

    If the Company issues additional equity or equity linked securities to raise funds, the ownership percentage of the Company’s existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of common stock.  If the Company cannot raise needed funds, it might be forced to make substantial reductions in its operating expenses and/or sell certain of its real estate assets to meet future cash requirements, which could adversely affect its ability to implement its current business plan and ultimately its viability as a company.

    The Company’s current resources do not provide the capital necessary to fund its implementation of the Cadiz Valley Water Conservation, Recovery and Storage Project (“Water Project”).  There is no assurance that additional financing (public or private) will be available on acceptable terms or at all.

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

    In order to provide additional alternatives in connection with the Company's structuring of financing for pre-construction activities, on August 8, 2012, the Company entered into an agreement with the existing Lenders providing the Company an option to extend the maturity date of its Term Loan from June 29, 2013, to November 1, 2013 (See Note 8 - Subsequent Event).  As it is the Company's intent to refinance the existing debt facility on a long term basis, the debt continues to be classified as non-current on the consolidated balance sheet.

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

    In June 2011, the Company filed a shelf registration statement on Form S-3 registering the sale of up to $50 million of the Company’s common stock in one or more public offerings.  The registration statement was declared effective on June 10, 2011.  On July 8, 2011, the Company raised $4 million with the sale of 363,636 shares at $11 per share by way of a takedown from this shelf registration.  The proceeds were used to replace the unutilized portion of its working capital facility and for general corporate purposes.

    On November 30, 2011, the Company raised $6 million in a private placement of 666,667 shares of Common Stock at a price of $9 per share.  For every three (3) shares of Common Stock issued, the Company issued (1) Common Stock purchase warrant (collectively, the “Warrants”) entitling the holder to purchase, commencing 90 days from the date of the issuance and prior to December 8, 2014, one (1) share of Common Stock at an exercise price of $13 per share.  These shares were registered through the Company’s prospectus filing on March 28, 2012.

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

Short-Term Investments

    The Company considers all short-term deposits with an original maturity greater than three months, but no greater than one year, to be short-term investments.  The Company had no short-term investments at June 30, 2012, or December 31, 2011.

Supplemental Cash Flow Information

    No cash payments, including interest, are due on the Term Loan prior to the maturity date, whether or not the Company exercises its option to extend the maturity date from June 29, 2013, to November 1, 2013 (See Note 8 - Subsequent Event).

    The Company recorded non-cash additions to fixed assets of $2,530,000 at June 30, 2012, and $1,826,000 at December 31, 2011, which were accrued at the respective period ends, for the costs directly attributable to the development of the Water Project.

Recent Accounting Pronouncements

Fair value measurements and disclosures

    Effective January 1, 2012, the Company adopted an update to the accounting rules for fair value measurement.  The new accounting principle establishes a consistent definition of fair value in an effort to ensure that the fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards ("IFRS") are comparable. This update changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This update does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use was already required or permitted by other standards within U.S. GAAP or IFRS. This update is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The adoption of this pronouncement did not have a material impact on the Company’s Condensed Consolidated Financial Statements and accompanying disclosures.

Statement of comprehensive income

    Effective January 1, 2012, the Company adopted the FASB issued authoritative guidance on the presentation of comprehensive income. This update requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The adoption of this pronouncement did not have a material impact on the Company’s Condensed Consolidated Financial Statements and accompanying disclosures.

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

NOTE 2 - PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

    Property, plant, equipment and water programs consist of the following (in thousands):

	June 30,	December 31,
	2012	2011

Land and land improvements	$24,192	$24,188
Water programs	20,815	18,914
Buildings	1,187	1,187
Leasehold improvements	570	570
Furniture and fixtures	458	458
Machinery and equipment	1,061	997
Construction in progress	103	103
	48,386	46,417

Less accumulated depreciation	(4,719)	(4,531)

	$43,667	$41,886

    Depreciation expense totaled $95,000 for the three months ended June 30, 2012, and $92,000 for the three months ended June 30, 2011.  Depreciation expense totaled $188,000 and $181,000 for the six months ended June 30, 2012 and 2011, respectively.

NOTE 3 – LONG-TERM DEBT

    The carrying value of the Company's debt, before discount, approximates fair value.  The fair value of the Company’s debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders.

    At June 30, 2012, and December 31, 2011, the carrying amount of the Company’s outstanding debt is summarized as follows (in thousands):

	June 30,	December 31,
	2012	2011

Zero coupon secured convertible term loan due June 29, 2013. Interest accruing at 5% per annum until June 29, 2009 and at 6% thereafter	$58,406	$56,673
Other loans	-	4
Debt discount, net of accumulated accretion	(3,260)	(4,641)
	55,146	52,036

Less current portion	-	4

	$55,146	$52,032

    Pursuant to the Company’s loan agreements, annual maturities of long-term debt outstanding on June 30, 2012, are as follows:

12 Months Ending June 30	(in thousands)

2013	58,406
2014	-
2015	-
$58,406

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

    On October 19, 2010, the Company closed a new $10 million working capital facility with Lampe Conway and other participating lenders (“the Lenders”).  Under the terms of the new $10 million facility, the Company drew the first $5 million at closing (“First Tranche”).  Also upon closing, the Company was granted the option to draw up to an additional $5 million over the subsequent 12 months (“Second Tranche”).  The Company drew a total of $2 million on the Second Tranche prior to its expiration.  All interest on outstanding balances accrue at 6%, with no principal or interest payments required before the new facility’s maturity date, consistent with the Company’s existing term debt facility.

    The First Tranche (including accrued interest) is convertible at any time into the Company’s common stock at a price of $13.50 per share and the Second Tranche (including accrued interest) is convertible into the Company’s common stock at $12.50 per share.

    Also on October 19, 2010, the Company’s existing debt facility with the Lenders was modified as to certain of its conversion features.  $20.62 million of the existing convertible debt was changed to allow for up to $2.5 million of this amount to be converted at any time into the Company’s common stock at the price of $13.50 per share, with the remaining amount becoming non-convertible.  On June 30, 2011, $2 million of the $5 million available under the Second Tranche was drawn.  As a result of the Second Tranche draw, $4 million of the outstanding loan became convertible into 320,000 shares of Cadiz common stock.  Further, approximately $10 million of the loan that was previously convertible into approximately 290,000 shares of Cadiz common stock is no longer convertible.

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

    On August 8, 2012, the Company entered into an agreement with the existing Lenders providing the Company an option to extend the maturity date of its Term Loan from June 29, 2013, to November 1, 2013 (See Note 8 - Subsequent Event).  As it is the Company's intent to refinance the existing debt facility on a long term basis, the debt continues to be classified as non-current on the consolidated balance sheet.

    Payments will be due under the Term Loan only to the extent that the Lenders elect not to exercise equity conversion rights prior to the Term Loan’s final maturity date.  The Company currently expects to satisfy amounts due under the Term Loan through one or more of (a) equity conversion pursuant to the terms outlined above; (b) construction financing associated with the Water Project; (c) cash generated from further development of the Company’s other properties, such as a mitigation bank; and (d) debt or equity financing in the capital markets.  As previously announced by the Company in February 2012, the Company has engaged an investment bank specializing in infrastructure financing to lead the Company through the construction financing process for the Water Project.

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

2003 Management Equity Incentive Plan

    In December 2003, concurrently with the completion of the Company’s then current financing arrangements with ING, the Company’s board of directors authorized the adoption of a Management Equity Incentive Plan.  As of June 30, 2012, a total of 315,000 common stock options remain outstanding under this plan.

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

2007 Management Equity Incentive Plan

    The 2007 Management Equity Incentive Plan was approved by stockholders at the 2007 Annual Meeting.  As of June 30, 2012, a total of 10,000 common stock options remain outstanding under this plan.

2009 Equity Incentive Plan

    The 2009 Equity Incentive Plan was approved by stockholders at the 2009 Annual Meeting.  The plan provides for the grant and issuance of up to 850,000 shares and options to the Company’s employees and consultants.  The plan became effective when the Company filed a registration statement on Form S-8 on December 18, 2009.  All options issued under the 2009 Equity Incentive Plan have a ten year term with vesting periods ranging from issuance date to 24 months.  To date, 537,500 common stock purchase options have been issued under this plan and all remained outstanding as of June 30, 2012.

    All options that have been issued under the above plans have been issued to officers, employees and consultants of the Company.  In total, options to purchase 862,500 shares were unexercised and outstanding on June 30, 2012, under the three equity incentive plans.

    The Company recognized stock option related compensation costs of $182,000 and $713,000 in the six months ended June 30, 2012 and 2011, respectively.  On June 30, 2012, there was $145,000 of unamortized compensation expense relating to option awards.  This unamortized compensation expense is expected to be recognized through December 2013.  No options were exercised during the six months ended June 30, 2012.

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

    Of the total 850,000 shares reserved under the 2009 Equity Incentive Plan, a grant of 115,000 restricted shares of common stock became effective on January 14, 2010, and a grant of 140,000 restricted shares of common stock became effective on January 10, 2011, consistent with the terms of the agreements pursuant to which those executives provide services to the Company and which contemplate that such executives will participate in the Company’s long-term incentive plans.  The recipients of these restricted shares have a contractual agreement not to sell any of these shares for a period of three years following the effective date.  Of the remaining 595,000 shares reserved under the 2009 Equity Incentive Plan, 22,707 shares of common stock were awarded to directors, 537,500 were issued as options as described above and 34,793 are available for future distribution as of June 30, 2012.

    Under the Outside Director Compensation Plan, 72,782 shares have been awarded for the plan years ended June 30, 2003, through June 30, 2011.  Of the 72,782 shares awarded, 58,987 shares have vested and been issued.  The remaining 13,795 shares will vest on January 31, 2013.

    The Company recognized stock based compensation costs related to stock based awards of $49,000 and $1,081,000 in the six months ended June 30, 2012 and 2011, respectively.

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

    448,423 warrants remain outstanding as of June 30, 2012.

NOTE 6 – INCOME TAXES

    As of June 30, 2012, the Company had net operating loss (“NOL”) carryforwards of approximately $121 million for federal income tax purposes and $82 million for California state income tax purposes.  Such carryforwards expire in varying amounts through the year 2032.  Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

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

    As of June 30, 2012, the Company possessed unrecognized tax benefits totaling approximately $3.3 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.  Additionally, as of that date the Company had accrued approximately $321,000 for state taxes, interest and penalties related to income tax positions in prior returns.  Income tax penalties and interest are classified as general and administrative expenses.  The Company was not subject to any income tax penalties and interest during the six months ended June 30, 2012.

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

NOTE 7 – NET LOSS PER COMMON SHARE

    Basic earnings per share (“EPS”) is computed by dividing the net loss by the weighted-average common shares outstanding.  Options, deferred stock units, warrants and the zero coupon term loan convertible into or exercisable for certain shares of the Company’s common stock were not considered in the computation of diluted EPS because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 2,957,000 and 2,653,000 for the three months ended June 30, 2012 and 2011, respectively, and 2,833,000 and 2,601,000 for the six months ended June 30, 2012 and 2011, respectively.

NOTE 8 - SUBSEQUENT EVENT

    On August 8, 2012, the Company entered into an agreement with its existing Lenders providing the Company an option, exercisable at any time prior to June 29, 2013, to extend the current maturity date of its Term Loan from June 29, 2013, to November 1, 2013 ("Extension Right").  The Extension Right required a payment by the Company of $100,000 at the time entered into and, if exercised, will require a further payment of $500,000 at the Company's option in cash or Company securities.

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

    The primary factors that drive the value of water supply and storage projects are continued population growth and sustained pressure on water supplies throughout California, including environmental restrictions and regulatory shortages on each of the State’s three primary water sources:  the State Water Project, the Colorado River and the Los Angeles Aqueduct.  Southern California’s water providers rely on these imported sources for a majority of their water supplies.  Availability of supplies in California also differs greatly from year to year due to natural hydrological variability.  For example, an historic drought from 2007 – 2009 was followed by above-average rainfall in 2010 and average rainfall in 2011 and through the first half of 2012.  State Water Project deliveries are presently limited to just 60% of capacity for the year.  With the region’s population expected to continue to grow, Southern California water providers are presently seeking new, reliable supply solutions to address anticipated fluctuations in traditional supplies and to plan for long-term water needs.

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

    Additionally, we are currently exploring opportunities to enter the water transportation market, and have executed two separate option agreements that, if exercised, would allow us to purchase a total of approximately 300 miles of existing, idle underground natural gas pipelines in Southern California for conversion to water transmission (see “Other Development Opportunities”).  Initial feasibility studies indicate that the lines have excellent potential to be utilized by the Water Project and/or to move water into other areas of the region that currently lack access to water transportation infrastructure.

    Further, we continue to explore additional uses of our land and water resource assets, including siting solar energy facilities and the development of a habitat mitigation bank.  We plan to continue our current development efforts and also pursue strategic investments in complementary business or infrastructure to meet our objectives.  We cannot predict with certainty when or if these objectives will be realized.

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

    We are also exploring the potential to utilize one of the unused natural gas pipelines (as described in “Overview” above) that exist in the Project area, and as to which we hold an option right, as a means to access additional distribution systems. Initial feasibility studies indicate that this line could be used as a component of the Project to distribute water to Project participants in Phase I or import water from the California Aqueduct for storage at the Project area in Phase II.  The potential use of this line by the Project has been analyzed as part of the Project’s California Environmental Quality Act (“CEQA”) process (see “Other Development Opportunities”).

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

    Under the terms of the agreements with the six water providers, upon completion of the Water Project’s CEQA review and certification of the Final Environmental Impact Report (“Final EIR”), which occurred on July 31, 2012, each agency now has the right to acquire an annual supply of 5,000 acre-feet of water at a pre-determined formula competitive with their incremental cost of new water.  Following the July 31, 2012 CEQA certification, SMWD also adopted resolutions approving the form of a Water Purchase and Sale Agreement for 5,000 acre-feet of water.  SMWD also was given the option to purchase an additional 10,000 acre-feet of water per year.  In addition, the agencies have options to acquire storage rights in the Water Project to allow them to manage their supplies to complement their other water resources.

    Approximately 80% of the water to be conserved annually by the Project is now either under a Purchase and Sale Agreement or under option.  We continue to work with additional water providers interested in acquiring rights to the remaining available Project supplies and are in discussions with third parties regarding the imported storage aspect of this Project.

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

    As discussed in (2), above, we have entered into environmental cost sharing agreements with all participating water providers. The environmental cost sharing agreements created a framework for funds to be committed by each participant to share in the costs associated with the CEQA review work.  SMWD served as the lead agency for the review process.  ESA Associates, a leading environmental consulting firm, was retained to prepare the Water Project’s environmental review documentation.

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

    On May 1, 2012, the San Bernardino County Board of Supervisors voted to approve a memorandum of understanding with SMWD and Cadiz to establish a framework for finalizing the GMMMP and the County’s role in enforcement of the GMMMP.

    On July 13, 2012, SMWD released the Final EIR and responses to comments.  A hearing was held on July 25, 2012, by the SMWD Board of Directors to take public comment and consider certification of the Final EIR.

    On July 31, 2012, the SMWD Board of Directors certified the Final EIR.

(4)	Construction and Working Capital

    Within the Purchase and Sale Agreement with SMWD referred to in (2), above, SMWD is further authorized to continue next steps with Cadiz, which include permitting, design, construction, budgeting and developing an agreement with the Metropolitan Water District to deliver the Project’s water to SMWD.  We also expect that we will complete economic agreements with the other Water Project participants.  As described above, construction would primarily consist of well-field facilities at the Water Project site, a conveyance pipeline extending approximately 43 miles along the right-of-way described in (1), above, from the well-field to the Colorado River Aqueduct (“CRA”), and an energy source to pump water through the conveyance pipeline between the Project well-field and the CRA.

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

Other Development Opportunities

   Water Transportation

    As described above (see “Overview”), we are currently evaluating the feasibility of converting existing idle natural gas pipelines for the transportation of water, either exclusively for the distribution of third party water or, in certain segments, in conjunction with the Water Project. In September 2011, we entered into two separate agreements with El Paso Natural Gas (“EPNG”) and Questar Corporation (“Questar”) providing us with options to purchase two separate underground natural gas pipelines.  In February 2012, we made a $1,000,000 payment to extend our option agreement with EPNG to April 2013.  In June 2012, the option agreement with Questar was amended to extend the option period to continue through April 2013.  If both purchase options are exercised they would require payments totaling $50.5 million.  Initial feasibility studies indicate that, upon conversion, the two pipelines would have a combined average capacity to distribute up to 40,000 acre-feet of water per year per segment in markets that currently lack multiple pick-up and delivery water distribution segments.

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

    The EPNG line, which originates near Bakersfield, California, and extends 220 miles into Cadiz, California, could potentially be used in conjunction with the Water Project.  This use was further evaluated in the Project’s CEQA environmental documents described above (see “Water Resource Development”).

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

    We remain committed to the sustainable use of our land and water assets, and will continue to explore all opportunities for environmentally-responsible development of these assets.  We cannot predict with certainty which of these various opportunities will ultimately be realized.

Results of Operations

Three Months Ended June 30, 2012, Compared to Three Months Ended June 30, 2011

    We have not received significant revenues from our water resource and real estate development activity to date.  As a result, we have historically incurred a net loss from operations.  We had revenues of $6 thousand for the three months ended June 30, 2012, and $40 thousand for the three months ended June 30, 2011.  We incurred a net loss of $4.6 million in the three months ended June 30, 2012, compared with a $3.7 million net loss during the three months ended June 30, 2011.

    Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e. general and administrative expense) and our interest expense.  We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

   Revenues  We had revenues of $6 thousand for the three months ended June 30, 2012, and $40 thousand for the three months ended June 30, 2011.  The decrease in revenue in 2012 was primarily due to a smaller and shorter 2011-2012 lemon harvest season in comparison to the 2010-2011 lemon harvest year.

   Cost of Sales  Cost of sales was $2 thousand for the three months ended June 30, 2012, and $18 thousand for the three months ended June 30, 2011.  The lower cost of sales reflects the lower lemon harvesting and marketing costs due to the shorter harvest season and smaller size of the 2011-2012 lemon crop.

   General and Administrative Expenses General and administrative expenses were $2.9 million during the three months ended June 30, 2012, and $2.2 million during the three months ended June 30, 2011.  Non-cash compensation costs for stock and option awards are included in General and Administrative Expenses.

    Compensation costs from stock and option awards for the three months ended June 30, 2012, were $73 thousand, compared with $567 thousand for the three months ended June 30, 2011.  The expense reflects the vesting schedules of the stock and option awards under the 2009 Equity Incentive Plan.  The lower 2012 expense was primarily due to lower stock based non-cash compensation costs related to stock and options issued in 2011 under the 2009 Equity Incentive Plan.

    Other General and Administrative Expenses, exclusive of stock based compensation costs, totaled $2.8 million and $1.7 million for the three months ended June 30, 2012 and 2011, respectively.  The higher 2012 expenses were primarily due to additional legal and consulting fees related to water development efforts in connection with the Final Environmental Impact Report and due diligence costs associated with the feasibility of converting the natural gas lines we have optioned to water transportation facilities (see “Other Development Opportunities”).

   Depreciation Depreciation expense totaled $95 thousand for the three months ended June 30, 2012, and $92 thousand for the three months ended June 30, 2011.

   Interest Expense, net  Net interest expense totaled $1.6 million during the three months ended June 30, 2012, compared to $1.4 million during the same period in 2011.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	June 30,
	2012	2011

Interest on outstanding debt	$873	$791
Amortization of financing costs	23	20
Amortization of debt discount	701	563
Interest income	(1)	-

	$1,596	$1,374

    See Notes to the Consolidated Financial Statements: Note 3 – Long-term Debt.

   Other Expense, net  Net other expense for the three months ended June 30, 2012 was $0 and $65 thousand for the three months ended June 30, 2011.  The amount recorded in 2011 relates to the derivative liability associated with certain of the Term Loan’s conversion options.  See Notes to the Consolidated Financial Statements:  Note 3 – Long-term Debt.

   Income Taxes  Income tax expense for the three months ended June 30, 2012 was $2 thousand and $1 thousand for the three months ended June 30, 2011.   See Notes to the Consolidated Financial Statements: Note 6 – Income Taxes.

Six Months Ended June 30, 2012, Compared to Six Months Ended June 30, 2011

    We had revenues of $37 thousand for the six months ended June 30, 2012, and $497 thousand for the six months ended June 30, 2011.  We incurred a net loss of $9.0 million in the six months ended June 30, 2012, compared with a $8.0 million net loss during the six months ended June 30, 2011.

   Revenues  We had revenues of $37 thousand for the six months ended June 30, 2012, and $497 thousand for the six months ended June 30, 2011.  The decrease in revenue in 2012 was primarily due to a smaller and shorter 2011-2012 lemon harvest season in comparison to the 2010-2011 lemon harvest year.

   Cost of Sales  Cost of sales totaled $2 thousand during the six months ended June 30, 2012, and $450 thousand during the six months ended June 30, 2011.  The lower cost of sales reflects the lower lemon harvesting and marketing costs due to the shorter harvest season and smaller size of the 2011-2012 lemon crop.

   General and Administrative Expenses General and administrative expenses during the six months ended June 30, 2012, totaled $5.7 million compared to $5.2 million for the six months ended June 30, 2011.  Non-cash compensation costs for stock and option awards are included in General and Administrative Expenses.

    Compensation costs from stock and option awards for the six months ended June 30, 2012, were $232 thousand compared with $1.8 million for the six months ended June 30, 2011.  The expense reflects the vesting schedules of the stock and option awards under the 2009 equity incentive plan.

    Other General and Administrative Expenses, exclusive of stock based compensation costs, totaled $5.5 million in the six months ended June 30, 2012, compared with $3.4 million for the six months ended June 30, 2011.  The higher 2012 expenses were primarily due to additional legal and consulting fees related to water development efforts in connection with the Final Environmental Impact Report and due diligence costs associated with the feasibility of converting the natural gas lines we have optioned to water transportation facilities (see “Other Development Opportunities”).

   Depreciation Depreciation expense totaled $188 thousand for the six months ended June 30, 2012, and $181 thousand for the six months ended June 30, 2011.

   Interest Expense, net  Net interest expense totaled $3.2 million during the six months ended June 30, 2012, compared to $2.7 million during the same period in 2011.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Six Months Ended
	June 30,
	2012	2011

Interest on outstanding debt	$1,733	$1,563
Amortization of financing costs	44	39
Amortization of debt discount	1,381	1,118
Interest income	(2)	(2)

	$3,156	$2,718

    See Notes to the Consolidated Financial Statements: Note 3 – Long-term Debt.

   Other Income, net  Net other income for the six months ended June 30, 2012, was $0 and $56 thousand for the six months ended June 30, 2011.  The amount recorded in 2011 is in connection to the derivative liability related to certain of the Term Loan’s conversion options.  See Notes to the Consolidated Financial Statements:  Note 3 – Long-term Debt.

   Income Taxes  Income tax expense was $5 thousand for the six months ended June 30, 2012, and $3 thousand for the six months ended June 30, 2011.  See Notes to the Consolidated Financial Statements: Note 6 – Income Taxes.

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

    Based upon our current and anticipated usage of cash resources, in connection with pre-construction activities following approval of the Final Environmental Impact Report, we will require additional working capital commencing during the fourth quarter of fiscal 2012 to meet our cash resource needs from that point forward and to continue to finance our operations until such time as our asset development programs produce revenues.  To meet working capital requirements, we will need to seek additional debt or equity financing in the capital markets.  Furthermore, to the extent the Term Loan is not converted into common stock by the lenders prior to the final maturity date, we will be required to refinance, extend or otherwise restructure the Term Loan.

    We have worked with our secured lenders to structure our debt in a way which allows us to continue our development of the Water Project and minimize the dilution of the ownership interests of common stockholders.  In June 2006, we entered into a $36.4 million five year zero coupon senior secured convertible term loan with Peloton Partners LLP (through an affiliate) and another lender (the “Term Loan”).  On April 16, 2008, we were advised that Peloton had assigned its interest in the Term Loan to an affiliate of Lampe Conway & Company LLC (“Lampe Conway”), and Lampe Conway subsequently replaced Peloton as administrative agent of the loan.  On June 4, 2009, we completed arrangements to amend the Term Loan with Lampe Conway which modified certain of the conversion features and extended the maturity date to June 29, 2013, with interest continuing to accrue at 6% per annum though maturity.  Further, the conversion feature was modified to allow up to $4.55 million of principal to be converted into 650,000 shares of our Common Stock (“Common Stock”) at a conversion price of $7 per share, and the remaining principal and interest to be converted into shares of Common Stock at a conversion price of $35 per share.

    On October 19, 2010, we closed a new $10 million working capital facility with Lampe Conway and our other participating lender (“the Lenders”).  Under the terms of the new $10 million facility, we drew the first $5 million at closing (“First Tranche”).  Also upon closing, we were granted the option to draw up to an additional $5 million over the subsequent 12 months (“Second Tranche”).  We drew a total of $2 million on the Second Tranche prior to its expiration.  All interest on outstanding balances accrues at 6%, with no principal or interest payments required before the new facility’s maturity date, consistent with our existing term debt facility.

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

    In order to provide additional alternatives in connection with our structuring of financing for pre-construction activities, on August 8, 2012, we entered into an agreement with our existing Lenders providing the Company an option to extend the maturity date of our Term Loan from June 29, 2013, to November 1, 2013 (see Notes to the Consolidated Financial Statements:  Note 8 – Subsequent Event).  As it is our intent to refinance the existing debt facility on a long term basis, the debt continues to be classified as non-current on the consolidated balance sheet.

    The Term Loan is collateralized by substantially all of the assets of the Company, and contains representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit our ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on our ability to issue additional common stock to fund future working capital needs. The debt covenants associated with the loan were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At June 30, 2012, we were in compliance with its debt covenants.

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

    Additionally, as a result of private placements conducted in 2009, we have 226,200 common stock purchase warrants outstanding that are exercisable at $15 per share and expire in October and November of 2012.  If these warrants were fully exercised, they would result in proceeds of approximately $3.4 million to the Company.

    As we continue to actively pursue our business strategy, additional financing will be required.  See “Outlook”, below.  The covenants in the Term Loan do not prohibit our use of additional equity financing and allow us to retain 100% of the proceeds of any equity financing.  We do not expect the loan covenants to materially limit our ability to finance our water development activities.

    At June 30, 2012, we had no outstanding credit facilities other than the Convertible Term Loan.

   Cash Used for Operating Activities.  Cash used for operating activities totaled $6.1 million and $2.8 million for the six months ended June 30, 2012 and 2011, respectively.  The cash was primarily used to fund: (i) general and administrative expenses related to our water development efforts including the development of the Final Environmental Impact Report; (ii) due diligence costs associated with exploring the feasibility of converting the natural gas lines we have optioned to water transportation facilities; and (iii) $1.0 million in cash payments related to the extension of an option agreement with El Paso Natural Gas (see “Other Development Opportunities”).

   Cash Used for Investing Activities.  Cash used for investing activities during the six months ended June 30, 2012 was $1.3 million compared with $2.1 million during the same period in 2011.  The 2011 period included additional investments in well-field and environmental work related to progressing the Water Project.

   Cash Used for (Provided by) Financing Activities.  Cash used for financing activities for the six months ended June 30, 2012 was $4 thousand compared with $2 million provided by financing activities during the same period in 2011. The 2011 period included $2 million drawn by the Company on the second tranche of its Term Loan.

Outlook

    Short Term Outlook.  Based on our current and anticipated usage of cash resources, in connection with pre-construction activities following approval of the Final Environmental Impact Report, we will require additional working capital commencing during the fourth quarter of fiscal 2012 to meet our cash resource needs from that point forward and to continue to finance our operations until such time as our asset development programs produce revenues.  To meet working capital requirements, we will need to seek additional debt or equity financing in the capital markets.  Furthermore, payments will be due under the Term Loan only to the extent that the Lenders elect not to exercise equity conversion rights prior to the Term Loan’s final maturity date.  We currently expect to satisfy amounts due under the Term Loan through one or more of (a) equity conversion pursuant to the terms outlined in Note 3 to the Consolidated Financial Statements - Long-Term Debt; (b) construction financing associated with the Water Project; (c) cash generated from further development of our other properties, such as a mitigation bank; and (d) debt or equity financing in the capital markets.  As previously announced by the Company in February 2012, we have engaged an investment bank specializing in infrastructure financing to lead the Company through the construction financing process for the Water Project.

    We expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities.  See "Long Term Outlook", below.  No assurances can be given, however, as to the availability or terms of any new financing.

   Long Term Outlook. In the longer term, we will need to raise additional capital to finance working capital needs, capital expenditures and any payments due under our senior secured convertible term loan at maturity.  See “Current Financing Arrangements” above.  Our future working capital needs will depend upon the specific measures we pursue in the development of our water resources and other development.  Future capital expenditures will depend primarily on the progress of the Water Project.

    We will evaluate the amount of cash needed, and the manner in which such cash will be raised, on an ongoing basis.  We may meet any future cash requirements through a variety of means, including debt or equity placements, or through the sale or other disposition of assets.  Equity placements would be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon our existing stockholders.  Limitations on our liquidity and ability to raise capital may adversely affect us.  Sufficient liquidity is critical to meet our resource development activities.  Although we currently expect our sources of capital to be sufficient to meet our near term liquidity needs, there can be no assurance that our liquidity requirements will continue to be satisfied.  If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses and/or sell certain of our real estate assets, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

Recent Accounting Pronouncements

    See Notes to the Consolidated Financial Statements:  Note 1 - Description of Business and Summary of Significant Accounting Policies.

Certain Known Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	After 5 years
(in thousands)
Long-term debt obligations	$58,406	$58,406	$-	$-	$-
Interest Expense	3,625	3,625	-	-	-
Operating leases	886	289	373	224	-
	$62,917	$62,320	$373	$224	$-

* The above table does not reflect unrecognized tax benefits of $3.3 million, the timing of which is uncertain. Refer to Note 7 to our Annual Report on Form 10-K for the year ended December 31, 2011.

    Not included in the table above is a potential obligation to pay an amount of up to 1% of the net present value of the Water Project in consideration of certain legal and advisory services to be provided to us by Brownstein Hyatt Farber Schreck LLP.  The primary services being provided are advising us as to Water Project design and implementation, permit approvals, environmental compliance, negotiation and drafting of agreements related to the Water Project.  This fee would be payable upon receipt of all environmental approvals and permits and the execution of binding agreements for at least 51% of the Water Project’s annual capacity.  A portion of this fee may be payable in stock.  Interim payments of up to $1.5 million, to be credited against the final total, would be made upon the achievement of certain specified milestones.  $500 thousand of these interim payments was earned and paid in June 2009 in consideration for the legal and advisory services previously provided.  This arrangement may be terminated by either party upon 60 days notice, with any compensation earned but unpaid prior to termination payable following termination.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

    As of June 30, 2012, all of the Company's indebtedness bore interest at fixed rates; therefore, the Company is not exposed to market risk from changes in interest rates on long-term debt obligations.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

    The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chairman and Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to its Board of Directors.  Based on their evaluation as of June 30, 2012, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

    As noted under Item 1A, Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, third parties have the ability in California to file litigation challenging the approval of a project, which they usually do by alleging inadequate disclosure and mitigation of the environmental impacts of the project.  As a result we are and expect to continue to be party to various legal proceedings arising in the general course of our business, including in particular our development of the Water Project.  We cannot predict the ultimate outcome of any such proceeding, however, at present we do not believe that the ultimate resolution of these proceedings will have a material adverse effect on our business.

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

    On August 7, 2012, our Board of Directors scheduled our 2012 Annual Meeting of Stockholders (“Annual Meeting”) for November 5, 2012.  The record date, time and location of the Annual Meeting will be as set forth in our proxy statement for the Annual Meeting.

Because the date of the Annual Meeting will be more than 30 days after the anniversary of our 2011 Annual Meeting of Stockholders, any qualified stockholder proposal or stockholder nominations to be included in our proxy statement for the Annual Meeting in accordance with the rules of the Securities and Exchange Commission and our Bylaws must be received on or before September 5, 2012.

ITEM 6.	Exhibits

    The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

10.1	First Amended Agreement to Option Agreement with Questar Southern Trials Pipeline Company dated June 29, 2012

10.2
Amendment No. 5 to Credit Agreement and Amendment No. 3 to Registration Rights Agreement among Cadiz Inc. and Cadiz Real Estate LLC, as Borrowers, the Several Lenders from time to time parties thereto, and LC Capital Master Fund Ltd., as Administrative Agent, dated as of August 8, 2012

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

Cadiz Inc.

By:	/s/ Keith Brackpool	August 9, 2012
	Keith Brackpool	Date
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Timothy J. Shaheen	August 9, 2012
	Timothy J. Shaheen	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)