Form 10-Q
period 2012-09-30
CADIZ INC
filed 2012-11-08
CIK 727273

United States
Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[√]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2012
OR
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
Yes___ No   √

As of November 5, 2012, the Registrant had 15,438,961 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.
Index

i

Cadiz Inc.
Consolidated Statements of Operations (Unaudited)

	For the Three Months
	Ended September 30,
($ in thousands except per share data)	2012	2011

Revenues	$287	$121

Costs and expenses:
Cost of sales	293	266
General and administrative	2,965	2, 467
Depreciation	97	92

Total costs and expenses	3,355	2,825

Operating loss	(3,068)	(2,704)

Interest expense, net	(1,665)	(1,451)
Other income, net	-	52

Loss before income taxes	(4,733)	(4,103)
Income tax provision	3	2

Net loss applicable to common stock	$(4,736)	$(4,105)

Basic and diluted net loss per common share	$(0.31)	$(0.29)

Basic and diluted weighted average shares outstanding	15,439	14,161

See accompanying notes to the consolidated financial statements.

Cadiz Inc.
Consolidated Statements of Operations (Unaudited)

	For the Nine Months
	Ended September 30,
($ in thousands except per share data)	2012	2011

Revenues	$324	$618

Costs and expenses:
Cost of sales	295	716
General and administrative	8,683	7,650
Depreciation	285	273

Total costs and expenses	9,263	8,639

Operating loss	(8,939)	(8,021)

Interest expense, net	(4,821)	(4,169)
Other income, net	-	108

Loss before income taxes	(13,760)	(12,082)
Income tax provision	8	5

Net loss applicable to common stock	$(13,768)	$(12,087)

Basic and diluted net loss per common share	$(0.89)	$(0.87)

Basic and diluted weighted average shares outstanding	15,438	13,934

See accompanying notes to the consolidated financial statements.

Cadiz Inc.
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
($ in thousands)	2012	2011

ASSETS

Current assets:
Cash and cash equivalents	$1,373	$11,370
Accounts receivable	372	139
Inventories	316	-
Prepaid expenses and other	1,210	604

Total current assets	3,271	12,113

Property, plant, equipment and water programs, net	44,196	41,886
Goodwill	3,813	3,813
Other assets	213	186

Total Assets	$51,493	$57,998

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,092	$1,069
Accrued liabilities	2,126	1,049
Tax liability	321	321
Current portion of long-term debt	11	4
Other liabilities	923	-

Total current liabilities	5,473	2,443

Long-term debt, net	56,831	52,032
Deferred revenue	750	670
Other long-term liabilities	-	923

Total Liabilities	63,054	56,068

Stockholders’ equity:
Common stock - $.01 par value; 70,000,000 shares
authorized; shares issued and outstanding – 15,438,961 at
September 30, 2012 and 15,429,541 at December 31, 2011	154	154
Additional paid-in capital	300,440	300,163
Accumulated deficit	(312,155)	(298,387)
Total stockholders’ (deficit) equity	(11,561)	1,930

Total Liabilities and Stockholders’ equity	$51,493	$57,998

See accompanying notes to the consolidated financial statements.

Cadiz Inc.
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months
	Ended September 30,
($ in thousands except per share data)	2012	2011

Cash flows from operating activities:
Net loss Adjustments to reconcile net loss to	$(13,768)	(12,087)
net cash used for operating activities:
Depreciation	285	273
Amortization of debt discount and issuance costs	2,196	1,765
Interest expense added to loan principal	2,628	2,405
Unrealized gain on derivative liability	-	(108)
Compensation charge for stock and share options	314	2,069
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(233)	133
Increase in inventories	(316)	(236)
Increase in prepaid expenses and other	(606)	(203)
Decrease (increase) in other assets	31	(83)
Increase in accounts payable	76	200
Increase in accrued liabilities	974	28
Increase in deferred revenue	250	500

Net cash used for operating activities	(8,169)	(5,344)

Cash flows from investing activities:
Additions to property, plant and equipment	(1,449)	(3,103)
Increase in restricted cash	(428)	-

Net cash used for investing activities	(1,877)	(3,103)

Cash flows from financing activities:
Net proceeds from issuance of common stock	-	4,000
Proceeds from issuance of long-term debt	56	2,000
Principal payments on long-term debt	(7)	(12)

Net cash provided by financing activities	49	5,988

Net decrease in cash and cash equivalents	(9,997)	(2,459)

Cash and cash equivalents, beginning of period	11,370	5,911

Cash and cash equivalents, end of period	$1,373	$3,452

See accompanying notes to the consolidated financial statements.

Cadiz Inc.
Consolidated Statement of Stockholders’ Equity (Unaudited)

($ in thousands except per share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance as of December 31, 2011	15,429,541	$154	$300,163	$(298,387)	$1,930

Stock awards	9,420	-	-	-	-

Stock based compensation expense	-	-	277	-	277

Net loss	-	-	-	(13,768)	(13,768)

Balance as of September 30, 2012	15,438,961	$154	$300,440	$(312,155)	$(11,561)

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

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates and such differences may be material to the financial statements. This quarterly report on Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2011.  The results of operations for the nine months ended September 30, 2012, are not necessarily indicative of results for the entire fiscal year ending December 31, 2012.

Liquidity

    The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $13.8 million for the nine months ended September 30, 2012, and $12.1 million for the nine months ended September 30, 2011.  The Company had a working capital deficit of $2.2 million at September 30, 2012, and used cash in operations of $8.2 million for the nine months ended September 30, 2012, and $5.3 million for the nine months ended September 30, 2011.

    Cash requirements during the nine months ended September 30, 2012, primarily reflect:  (i) certain administrative costs related to the Company’s water development efforts including legal and consulting costs associated with the Final Environmental Impact Report for the Cadiz Valley Water Conservation, Recovery and Storage Project (“Water Project”); (ii) litigation costs; (iii) due diligence costs associated with exploring the feasibility of converting the natural gas pipelines, which the Company currently has the option to purchase, to water transportation facilities; and (iv) $1.0 million in cash payments related to the extension of an option agreement with El Paso Natural Gas.  Currently, the Company’s sole focus is the development of its land and water assets.

    Based upon the Company’s current and anticipated usage of cash resources, in connection with pre-construction activities following the approval of the Final Environmental Impact Report, it will require additional working capital commencing during the first quarter of 2013 to meet its cash resource needs from that point forward and to continue to finance its operations until such time as its asset development programs produce revenues.  To meet working capital requirements, the Company will need to seek additional debt or equity financing in the capital markets.  Furthermore, to the extent the Company’s Term Loan is not converted into common stock by its lenders prior to the final maturity date, the Company will be required to refinance, extend or otherwise restructure the Term Loan.  There can be no assurance that the Company will be able to refinance, extend or otherwise restructure the Term Loan on acceptable terms or at all.

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

    The Company’s current resources do not provide the capital necessary to fund its implementation of the Cadiz Valley Water Conservation, Recovery and Storage Project (“Water Project”).  There is no assurance that the additional financing (public or private) will be available on acceptable terms or at all.

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

    On October 19, 2010, the Company closed a new $10 million working capital facility with the existing lenders.  A total of $7 million was drawn during the term of this facility.

    On October 30, 2012, the Company increased the capacity of its existing Term Loan facility with an additional $5 million facility (see Note 9 – Subsequent Event).

    In order to provide additional alternatives in connection with the Company’s structuring of financing for pre-construction activities, on August 8, 2012, the Company entered into an agreement with the existing Lenders providing the Company an option to extend the maturity date of its Term Loan from June 29, 2013, to November 1, 2013.  As it is the Company’s intent to refinance the existing debt facility on a long-term basis, the debt continues to be classified as non-current in the consolidated balance sheet.

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

Short-Term Investments

    The Company considers all short-term deposits with an original maturity greater than three months, but no greater than one year, to be short-term investments.  The Company had no short-term investments at September 30, 2012, or December 31, 2011.

Supplemental Cash Flow Information

    No cash payments, including interest, are due on the Term Loan prior to the maturity date, whether or not the Company exercises its option to extend the maturity date from June 29, 2013, to November 1, 2013.

    The Company recorded non-cash additions to fixed assets of $2,565,000 at September 30, 2012, and $1,826,000 at December 31, 2011, which were accrued at the respective period ends, for the costs directly attributable to the development of the Water Project.

Recent Accounting Pronouncements

Fair value measurements and disclosures

    Effective January 1, 2012, the Company adopted an update to the accounting rules for fair value measurement.  The new accounting principle establishes a consistent definition of fair value in an effort to ensure that the fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards ("IFRS") are comparable. This update changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This update does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use was already required or permitted by other standards within U.S. GAAP or IFRS. This update is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. The adoption of this pronouncement did not have a material impact on the Company’s Consolidated Financial Statements and accompanying disclosures.

Statement of comprehensive income

    Effective January 1, 2012, the Company adopted the FASB issued authoritative guidance on the presentation of comprehensive income. This update requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The adoption of this pronouncement did not have a material impact on the Company’s Consolidated Financial Statements and accompanying disclosures.

Goodwill impairment

    Effective January 1, 2012, the Company adopted an update to the authoritative guidance related to goodwill impairment testing. This update gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step test mandated prior to the update. If, after assessing the totality of events and circumstances, a company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it must perform the two-step test. Otherwise, a company may skip the two-step test. Companies are not required to perform the qualitative assessment and may, instead proceed directly to the first step of the two-part test. The adoption of this update guidance did not have a material impact on the Company’s Consolidated Financial Statements.

NOTE 2 - PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

    Property, plant, equipment and water programs consist of the following (in thousands):

	September 30,	December 31,
	2012	2011

Land and land improvements	$24,192	$24,188
Water programs	21,380	18,914
Buildings	1,187	1,187
Leasehold improvements	570	570
Furniture and fixtures	458	458
Machinery and equipment	1,122	997
Construction in progress	103	103
	49,012	46,417

Less accumulated depreciation	(4,816)	(4,531)

	$44,196	$41,886

    Depreciation expense totaled $97,000 for the three months ended September 30, 2012, and $92,000 for the three months ended September 30, 2011.  Depreciation expense totaled $285,000 and $273,000 for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 3 – LONG-TERM DEBT

    The carrying value of the Company's debt, before discount, approximates fair value.  The fair value of the Company’s debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders.

    At September 30, 2012, and December 31, 2011, the carrying amount of the Company’s outstanding debt is summarized as follows (in thousands):

	September 30,	December 31,
	2012	2011

Zero coupon secured convertible term loan due June 29, 2013. Interest accruing at 5% per annum until June 29, 2009 and at 6% thereafter	$59,301	$56,673
Other loans	53	4
Debt discount, net of accumulated accretion	(2,512)	(4,641)
	56,842	52,036

Less current portion	11	4

	$56,831	$52,032

    Pursuant to the Company’s loan agreements, annual maturities of long-term debt outstanding on September 30, 2012, are as follows:

12 Months Ending September 30	(in thousands)

2013	59,312
2014	11
2015	11
2016	11
2017	9
$59,354

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

On October 19, 2010, the Company closed a new $10 million working capital facility with Lampe Conway and other participating lenders (“the Lenders”).  Under the terms of the new $10 million facility, the Company drew the first $5 million at closing (“First Tranche”).  Also upon closing, the Company was granted the option to draw up to an additional $5 million over the subsequent 12 months (“Second Tranche”).  The Company drew a total of $2 million on the Second Tranche prior to its expiration.  All interest on outstanding balances accrue at 6%, with no principal or interest payments required before the new facility’s maturity date, consistent with the Company’s existing term loan facility.

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

On August 8, 2012, the Company entered into an agreement with the existing Lenders providing the Company an option to extend the maturity date of its Term Loan from June 29, 2013, to November 1, 2013.  As it is the Company’s intent to refinance the existing debt facility on a long-term basis, the debt continues to be classified as non-current in the consolidated balance sheet.

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

              The Term Loan was further modified on October 30, 2012, in connection with a new $5 million working capital facility (see Note 9 – Subsequent Event).

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

2003 Management Equity Incentive Plan

    In December 2003, concurrently with the completion of the Company’s then current financing arrangements with ING, the Company’s board of directors authorized the adoption of a Management Equity Incentive Plan.  As of September 30, 2012, a total of 315,000 common stock options remain outstanding under this plan.

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

2007 Management Equity Incentive Plan

    The 2007 Management Equity Incentive Plan was approved by stockholders at the 2007 Annual Meeting.  As of September 30, 2012, a total of 10,000 common stock options remain outstanding under this plan.

2009 Equity Incentive Plan

    The 2009 Equity Incentive Plan was approved by stockholders at the 2009 Annual Meeting.  The plan provides for the grant and issuance of up to 850,000 shares and options to the Company’s employees and consultants.  The plan became effective when the Company filed a registration statement on Form S-8 on December 18, 2009.  All options issued under the 2009 Equity Incentive Plan have a ten year term with vesting periods ranging from issuance date to 24 months.  To date, 537,500 common stock purchase options have been issued under this plan and all remained outstanding as of September 30, 2012.

    All options that have been issued under the above plans have been issued to officers, employees and consultants of the Company.  In total, options to purchase 862,500 shares were unexercised and outstanding on September 30, 2012, under the three equity incentive plans.

    The Company recognized stock option related compensation costs of $239,000 and $964,000 in the nine months ended September 30, 2012 and 2011, respectively.  On September 30, 2012, there was $112,000 of unamortized compensation expense relating to option awards.  This unamortized compensation expense is expected to be recognized through December 2013.  No options were exercised during the nine months ended September 30, 2012.

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

    Of the total 850,000 shares reserved under the 2009 Equity Incentive Plan, a grant of 115,000 restricted shares of common stock became effective on January 14, 2010, and a grant of 140,000 restricted shares of common stock became effective on January 10, 2011, consistent with the terms of the agreements pursuant to which those executives provide services to the Company and which contemplate that such executives will participate in the Company’s long-term incentive plans.  The recipients of these restricted shares have a contractual agreement not to sell any of these shares for a period of three years following the effective date.  Of the remaining 595,000 shares reserved under the 2009 Equity Incentive Plan, 22,782 shares of common stock were awarded to directors, 537,500 were issued as options as described above and 34,718 are available for future distribution as of September 30, 2012.

    Under the Outside Director Compensation Plan, 72,782 shares have been awarded for the plan years ended June 30, 2003, through June 30, 2012.  Of the 72,782 shares awarded, 58,987 shares have vested and been issued.  The remaining 13,795 shares will vest on January 31, 2013.

    The Company recognized stock based compensation costs related to stock based awards of $74,000 and $1,105,000 in the nine months ended September 30, 2012 and 2011, respectively.

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

    448,423 warrants remain outstanding as of September 30, 2012.

NOTE 6 – INCOME TAXES

    As of September 30, 2012, the Company had net operating loss (“NOL”) carryforwards of approximately $125 million for federal income tax purposes and $86 million for California state income tax purposes.  Such carryforwards expire in varying amounts through the year 2032.  Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

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

    As of September 30, 2012, the Company possessed unrecognized tax benefits totaling approximately $3.3 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.  Additionally, as of that date the Company had accrued approximately $321,000 for state taxes, interest and penalties related to income tax positions in prior returns.  Income tax penalties and interest are classified as general and administrative expenses.  The Company was not subject to any income tax penalties and interest during the nine months ended September 30, 2012.

    The Company expects that the unrecognized tax benefits will decrease in the next 12 months by approximately $300,000 as a result of the expiration of statutes of limitation on December 31, 2012.

    The Company's tax years 2009 through 2011 remain subject to examination by the Internal Revenue Service, and tax years 2008 through 2011 remain subject to examination by California tax jurisdictions.  In addition, the Company's loss carryforward amounts are generally subject to examination and adjustment for a period of three years for federal tax purposes and four years for California purposes, beginning when such carryovers are utilized to reduce taxes in a future tax year.

    Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against these assets.  Accordingly, no deferred tax asset has been reflected in the accompanying balance sheet.

NOTE 7 – NET LOSS PER COMMON SHARE

    Basic earnings per share (“EPS”) is computed by dividing the net loss by the weighted-average common shares outstanding.  Options, deferred stock units, warrants and the zero coupon term loan convertible into or exercisable for certain shares of the Company’s common stock were not considered in the computation of diluted EPS because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 3,194,000 and 2,852,000 for the three months ended September 30, 2012 and 2011, respectively, and 3,170,000 and 2,778,000 for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 8 - CONTINGENCIES

    In California, third parties have the ability to file litigation challenging the approval of a project.  As a result, the Company is and expects to continue to be party to various legal proceedings arising in the general course of its business, including, in particular, the development of the Water Project.

    Following certification of the Water Project’s Environmental Impact Report ("EIR") in July 2012, the Company was named as a real party in interest in five lawsuits challenging the adequacy of the EIR, including four cases in California State Court and one in Federal Court.  The State Court cases have since been consolidated and will be heard by one State Court judge.  The Federal Court proceeding was dismissed in October 2012.

    The Company cannot predict the outcome of any such proceedings, however, at present the Company does not believe that the ultimate resolution of these proceedings will have a material adverse effect on its business.

NOTE 9 – SUBSEQUENT EVENTS

    On October 30, 2012 (the “Closing Date”), the Company increased the capacity of its existing Term Loan facility with an additional $5 million facility.

    Under the terms of the additional facility, the Company drew $5 million on the Closing Date.  All interest on the outstanding balance will accrue at 6%, with no principal or interest payments required before the maturity, which is identical to the maturity of the existing facility as it may be established from time to time (currently June 29, 2013 but subject to extension to November 1, 2013 pursuant to the Fifth Amendment to the Credit Agreement).  Additionally, concurrently with the funding of the facility, the Company issued warrants to the lenders to purchase an aggregate of 250,000 shares of its common stock (“Warrants”).  The Warrants have an exercise price of $10 per Warrant and must be exercised not later than two years from the date of issuance.

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

    The primary factors that drive the value of water supply and storage projects are continued population growth and sustained pressure on water supplies throughout California, including environmental restrictions and regulatory shortages on each of the State’s three primary water sources:  the State Water Project, the Colorado River and the Los Angeles Aqueduct.  Southern California’s water providers rely on these imported sources for a majority of their water supplies.  State Water Project deliveries are presently limited to just 60% of capacity for the year.  Availability of supplies in California also differs greatly from year to year due to natural hydrological variability.  For example, an historic drought from 2007 – 2009 was followed by above-average rainfall in 2010 and average rainfall in 2011 and 2012.  With the region’s population expected to continue to grow, Southern California water providers are presently seeking new, reliable supply solutions to address anticipated fluctuations in traditional supplies and to plan for long-term water needs.

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

    Additionally, we are currently exploring opportunities to enter the water transportation market, and have executed two separate option agreements that, if exercised, would allow us to purchase a total of approximately 300 miles of existing, idle underground natural gas pipelines in Southern California for conversion to water transmission (see “Other Development Opportunities”).  Initial feasibility studies indicate that the pipelines have excellent potential to be utilized by the Water Project and/or to move water into other areas of the region that currently lack access to water transportation infrastructure.

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

    We are also exploring the potential to utilize one of the unused natural gas pipelines (as described in “Overview” above) that exist in the Project area, to which we hold an option right, as a means to access additional distribution systems. Initial feasibility studies indicate that this pipeline could be used as a component of the Project to distribute water to Project participants in Phase I or import water for storage at the Project area in Phase II.  The potential use of this pipeline by the Project has been analyzed as part of the Project’s California Environmental Quality Act (“CEQA”) process (see “Other Development Opportunities”).

(2)	Storage and Supply Agreements with One or More Public Water Agencies or Private Water Utilities

    In 2010 and 2011, we entered into option and environmental cost sharing agreements with six water providers: Santa Margarita Water District (“SMWD”), Golden State Water Company (a wholly-owned subsidiary of American States Water [NYSE: AWR]), Three Valleys Municipal Water District, Suburban Water Systems (a wholly owned subsidiary of SouthWest Water Company), Jurupa Community Services District and California Water Service Company, the third largest investor-owned American water utility.  The six water providers serve more than one million customers in cities throughout California’s San Bernardino, Riverside, Los Angeles, Orange and Ventura Counties.

    Under the terms of the agreements with the six water providers, upon completion of the Water Project’s CEQA review and certification of the Final Environmental Impact Report (“Final EIR”), which occurred on July 31, 2012, each agency has the right to acquire an annual supply of 5,000 acre-feet of water at a pre-determined formula competitive with their incremental cost of new water.  In addition, the agencies have options to acquire storage rights in the Water Project to allow them to manage their supplies to complement their other water resources.

    Following CEQA certification, SMWD was the first participant to adopt resolutions approving a Water Purchase and Sale Agreement for 5,000 acre-fee of water.  The structure of the SMWD purchase agreement calls for an annually adjusted water supply payment of up to $500/AF including identified income streams, plus their pro rata portion of the capital recovery charge and operating and maintenance costs.  The capital recovery charge is calculated by amortizing the total capital investment by the Company over a 30 year term.

    Approximately 80% of the water to be conserved annually by the Project is now either under a Purchase and Sale Agreement or remains under option.  We are currently working with the other participating agencies to convert their option agreements to definitive economic agreements and also continue to work with additional water providers interested in acquiring rights to the remaining available Project supplies.  We are also in discussions with third parties regarding the imported storage aspect of this Project.

(3)	Environmental Permits

    In order to properly develop and quantify the sustainability of the Water Project, and prior to initiating the formal permitting process for the Water Project, we commissioned internationally recognized environmental consulting firm CH2M HILL to complete a comprehensive study of the water resources at the Project area.  Following more than a year of analysis, CH2M HILL released its study of the aquifer system in February 2010. Utilizing new models produced by the U.S. Geological Survey in 2006 and 2008, the study estimated the total groundwater in storage in the aquifer system to be between 17 and 34 million acre-feet, a quantity on par with Lake Mead, the nation’s largest surface reservoir.  The study also identified a renewable annual supply of native groundwater in the aquifer system currently being lost to evaporation. CH2M HILL’s findings, which were peer reviewed by leading groundwater experts, confirmed that the aquifer system could sustainably support the Water Project.

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

    The CEQA process began in February 2011 with the issuance of a Notice of Preparation (“NOP”) of a Draft Environmental Impact Report (“Draft EIR”) by SMWD.   SMWD held two public scoping meetings in March 2011 and released the Draft EIR in December 2011.  The Draft EIR analyzed potential impacts to environmental resources at the Project area, including critical resources of the desert environment such as vegetation, mountain springs, and water and air quality.  The analysis of the Project considered peer-reviewed technical reports,  independently collected data, existing reports and the Project’s state of the art Groundwater Management, Monitoring and Mitigation Plan (“GMMMP”).

    SMWD conducted a 100-day public comment period for the Draft EIR, hosting two public comment meetings and an informational workshop in January and February 2012.  The public comment period concluded in March 2012.

    On July 13, 2012, SMWD released the Final EIR and responses to comments.  The Final EIR summarized that, with the exception of unavoidable short-term construction emissions, by implementing the measures developed in the GMMMP, the Project will avoid significant impacts to desert resources.  A public hearing was held on July 25, 2012 by the SMWD Board of Directors to take public testimony and consider certification of the Final EIR.  On July 31, 2012, the SMWD Board of Directors certified the Final EIR.

    Following SMWD’s certification of the Final EIR, the San Bernardino County Board of Supervisors voted on October 1, 2012 to approve the GMMMP for the Project and adopted certain findings under CEQA, becoming the first Responsible Agency to take an approving action pursuant to the certified EIR.  San Bernardino County served as a Responsible Agency in the CEQA review process as the local government entity responsible for oversight over groundwater resources in the Cadiz Valley.  Earlier this year, the Company entered into a Memorandum of Understanding with the County and SMWD, creating the framework for finalizing the GMMMP in accordance with the County’s desert groundwater ordinance.

    The remaining Responsible Agencies, including the Metropolitan Water District of Southern California (“Metropolitan”), will also take action as part of the CEQA process prior to construction. Project water supplies will enter Metropolitan’s CRA in accordance with its published engineering and design standards and subject to all applicable fees and charges routinely established by Metropolitan for the conveyance of water within its service territory.

(4)	Construction and Working Capital

    Within the Purchase and Sale Agreement with SMWD referred to in (2), above, SMWD is further authorized to continue next steps with the Company, which includes final permitting, design, and construction.

    As described above, construction would primarily consist of well-field facilities at the Water Project site, a conveyance pipeline extending approximately 43 miles along the right-of-way described in (1), above, from the well-field to the CRA, and an energy source to pump water through the conveyance pipeline between the Project well-field and the CRA.  Construction financing is expected to be entirely provided with lower-cost senior debt, secured by the new facility assets.

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

    Permanent crops currently in commercial production include certified-organic, dried-on-the-vine raisins and lemons on a total of approximately 500 acres.  Both of these crops are farmed using sustainable agricultural practices.

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

    In 2009, we entered into a lease agreement with a third party to develop 500 additional acres of lemon orchards; approximately one-third of the new orchard acreage has been planted to date.  We expect to receive lease income once the new lemon orchards reach commercial production through a profit sharing agreement within the lease.

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

    The EPNG line, which originates in Cadiz, California, and extends 220 miles into the Central Valley, could potentially be used in conjunction with the Water Project.  This potential use was evaluated in the Project’s CEQA environmental documents described above (see “Water Resource Development”).

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

   Other Property Development

    Approximately 15,000 acres of our properties not currently being developed are located within areas designated by the federal government as Critical Desert Tortoise Habitat and/or Desert Wilderness Areas.  We are currently exploring the potential to make certain of these properties available in a mitigation bank, which provides credits that can be acquired by entities that must acquire land to mitigate or offset development in other areas.  For example, this bank could potentially service the mitigation requirements of numerous utility-scale solar development projects being considered throughout Riverside and San Bernardino County, including projects within the recently approved federal Riverside-East Solar Energy Zone.

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

Results of Operations

Three Months Ended September 30, 2012, Compared to Three Months Ended September 30, 2011

    We have not received significant revenues from our water resource and real estate development activity to date.  As a result, we have historically incurred a net loss from operations.  We had revenues of $287 thousand for the three months ended September 30, 2012, and $121 thousand for the three months ended September 30, 2011.  We incurred a net loss of $4.7 million in the three months ended September 30, 2012, compared with a $4.1 million net loss during the three months ended September 30, 2011.

    Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e. general and administrative expense) and our interest expense.  We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

   Revenues  We had revenues of $287 thousand for the three months ended September 30, 2012, and $121 thousand for the three months ended September 30, 2011.  The increase in revenue in 2012 was primarily due to a larger raisin crop in 2012 in comparison to the 2011 raisin crop.

   Cost of Sales  Cost of sales was $293 thousand for the three months ended September 30, 2012, and $266 thousand for the three months ended September 30, 2011.  The higher cost of sales reflects the higher raisin harvesting costs due to a larger raisin crop in 2012 in comparison to the 2011 raisin crop.

   General and Administrative Expenses General and administrative expenses were $3.0 million during the three months ended September 30, 2012, and $2.5 million during the three months ended September 30, 2011.  Non-cash compensation costs for stock and option awards are included in General and Administrative Expenses.

    General and Administrative Expenses, exclusive of stock based compensation costs, totaled $2.9 million and $2.2 million for the three months ended September 30, 2012 and 2011, respectively.  The higher 2012 expenses were primarily due to additional legal and consulting fees related to water development efforts in connection with the certification of the Final Environmental Impact Report, litigation costs and due diligence costs associated with the feasibility of converting the natural gas pipelines, which we currently have an option to purchase, to water transportation facilities (see “Other Development Opportunities”).

    Compensation costs from stock and option awards for the three months ended September 30, 2012, were $82 thousand, compared with $276 thousand for the three months ended September 30, 2011.  The expense reflects the vesting schedules of the stock and option awards under the 2009 Equity Incentive Plan.  The lower 2012 expense was primarily due to lower stock based non-cash compensation costs related to stock and options issued in 2011 under the 2009 Equity Incentive Plan.

   Depreciation Depreciation expense totaled $97 thousand for the three months ended September 30, 2012, and $92 thousand for the three months ended September 30, 2011.

   Interest Expense, net  Net interest expense totaled $1.7 million during the three months ended September 30, 2012, compared to $1.5 million during the same period in 2011.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	September 30,
	2012	2011

Interest on outstanding debt	$895	$843
Amortization of financing costs	23	13
Amortization of debt discount	748	595
Interest income	(1)	-

	$1,665	$1,451

    See Notes to the Consolidated Financial Statements: Note 3 – Long-term Debt.

   Other Income, net  Net other income for the three months ended September 30, 2012 was $0 and $52 thousand for the three months ended September 30, 2011.  The amount recorded in 2011 relates to the derivative liability associated with certain of the Term Loan’s conversion options.  See Notes to the Consolidated Financial Statements:  Note 3 – Long-term Debt.

   Income Taxes  Income tax expense for the three months ended September 30, 2012 was $3 thousand and $2 thousand for the three months ended September 30, 2011.   See Notes to the Consolidated Financial Statements: Note 6 – Income Taxes.

Nine Months Ended September 30, 2012, Compared to Nine Months Ended September 30, 2011

    We had revenues of $324 thousand for the nine months ended September 30, 2012, and $618 thousand for the nine months ended September 30, 2011.  We incurred a net loss of $13.8 million in the nine months ended September 30, 2012, compared with a $12.1 million net loss during the nine months ended September 30, 2011.

   Revenues  We had revenues of $324 thousand for the nine months ended September 30, 2012, and $618 thousand for the nine months ended September 30, 2011.  The decrease in revenue in 2012 was primarily due to a smaller and shorter 2011-2012 lemon harvest season in comparison to the 2010-2011 lemon harvest year, and was partially off-set by a larger 2012 raisin crop in comparison to the 2011 raisin crop.

   Cost of Sales  Cost of sales totaled $295 thousand during the nine months ended September 30, 2012, and $716 thousand during the nine months ended September 30, 2011.  The lower cost of sales in 2012 primarily reflects the lower lemon harvesting and marketing costs due to the shorter harvest season and smaller size of the 2011-2012 lemon crop.

   General and Administrative Expenses General and administrative expenses during the nine months ended September 30, 2012, totaled $8.7 million compared to $7.7 million for the nine months ended September 30, 2011.  Non-cash compensation costs for stock and option awards are included in General and Administrative Expenses.

    General and Administrative Expenses, exclusive of stock based compensation costs, totaled $8.4 million in the nine months ended September 30, 2012, compared with $5.6 million for the nine months ended September 30, 2011.  The higher 2012 expenses were primarily due to additional legal and consulting fees related to water development efforts in connection with the certification of the Final Environmental Impact Report, litigation costs and due diligence costs associated with the feasibility of converting the natural gas pipelines, which we currently have an option to purchase, to water transportation facilities (see “Other Development Opportunities”).

    Compensation costs from stock and option awards for the nine months ended September 30, 2012, were $314 thousand compared with $2.1 million for the nine months ended September 30, 2011.  The expense reflects the vesting schedules of the stock and option awards under the 2009 Equity Incentive Plan.  The lower 2012 expense was primarily due to lower stock based non-cash compensation costs related to stock and options issued in 2011 under the 2009 Equity Incentive Plan.

   Depreciation Depreciation expense totaled $285 thousand for the nine months ended September 30, 2012, and $273 thousand for the nine months ended September 30, 2011.

   Interest Expense, net  Net interest expense totaled $4.8 million during the nine months ended September 30, 2012, compared to $4.2 million during the same period in 2011.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Nine Months Ended
	September 30,
	2012	2011

Interest on outstanding debt	$2,628	$2,406
Amortization of financing costs	67	52
Amortization of debt discount	2,129	1,713
Interest income	(3)	(2)

	$4,821	$4,169

    See Notes to the Consolidated Financial Statements: Note 3 – Long-term Debt.

   Other Income, net  Net other income for the nine months ended September 30, 2012, was $0 and $108 thousand for the nine months ended September 30, 2011.  The amount recorded in 2011 is in connection to the derivative liability related to certain of the Term Loan’s conversion options.  See Notes to the Consolidated Financial Statements:  Note 3 – Long-term Debt.

   Income Taxes  Income tax expense was $8 thousand for the nine months ended September 30, 2012, and $5 thousand for the nine months ended September 30, 2011.  See Notes to the Consolidated Financial Statements: Note 6 – Income Taxes.

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

    Based upon our current and anticipated usage of cash resources, in connection with pre-construction activities following approval of the Final Environmental Impact Report, we will require additional working capital commencing during the first quarter of 2013 to meet our cash resource needs from that point forward and to continue to finance our operations until such time as our asset development programs produce revenues.  To meet working capital requirements, we will need to seek additional debt or equity financing in the capital markets.  Furthermore, to the extent the Term Loan is not converted into common stock by the lenders prior to the final maturity date, we will be required to refinance, extend or otherwise restructure the Term Loan.

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

    On October 19, 2010, we closed a new $10 million working capital facility with Lampe Conway and our other participating lender (“the Lenders”).  Under the terms of the new $10 million facility, we drew the first $5 million at closing (“First Tranche”).  Also upon closing, we were granted the option to draw up to an additional $5 million over the subsequent 12 months (“Second Tranche”).  We drew a total of $2 million on the Second Tranche prior to its expiration.  All interest on outstanding balances accrues at 6%, with no principal or interest payments required before the new facility’s maturity date, consistent with our existing term loan facility.

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

    In order to provide additional alternatives in connection with our structuring of financing for pre-construction activities, on August 8, 2012, we entered into an agreement with our existing Lenders providing the Company an option to extend the maturity date of our Term Loan from June 29, 2013, to November 1, 2013.  As it is our intent to refinance the existing debt facility on a long-term basis, the debt continues to be classified as non-current in the consolidated balance sheet.

    On October 30, 2012, we increased the capacity of our existing Term Loan facility with an additional $5 million facility.  See Notes to the Consolidated Financial Statements:  Note 9 – Subsequent Event.

    The Term Loan is collateralized by substantially all of the assets of the Company, and contains representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit our ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on our ability to issue additional common stock to fund future working capital needs. The debt covenants associated with the loan were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At September 30, 2012, we were in compliance with its debt covenants.

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

    At September 30, 2012, we had no outstanding credit facilities other than the Convertible Term Loan.

    Cash Used for Operating Activities.  Cash used for operating activities totaled $8.2 million and $5.3 million for the nine months ended September 30, 2012 and 2011, respectively.  The cash was primarily used to fund: (i) general and administrative expenses related to our water development efforts including the certification of the Final Environmental Impact Report; (ii)  litigation costs; (iii) due diligence costs associated with exploring the feasibility of converting the natural gas pipelines, which we currently have an option to purchase, to water transportation facilities; and (iv) $1.0 million in cash payments related to the extension of an option agreement with El Paso Natural Gas (see “Other Development Opportunities”).

    Cash Used for Investing Activities.  Cash used for investing activities during the nine months ended September 30, 2012 was $1.9 million compared with $3.1 million during the same period in 2011.  The 2011 period included additional investments in well-field and environmental work related to progressing the Water Project.

    Cash Provided by Financing Activities.  Cash provided by financing activities for the nine months ended September 30, 2012 was $49 thousand compared with $6.0 million during the same period in 2011. The 2011 period included $4 million of proceeds by way of takedown from the Company’s shelf registration, and $2 million drawn by the Company on the second tranche of its Term Loan.

Outlook

    Short Term Outlook.  Based on our current and anticipated usage of cash resources, in connection with pre-construction activities following the certification of the Final Environmental Impact Report, we will require additional working capital commencing during the first quarter of 2013 to meet our cash resource needs from that point forward and to continue to finance our operations until such time as our asset development programs produce revenues.  To meet working capital requirements, we will need to seek additional debt or equity financing in the capital markets.  Furthermore, payments will be due under the Term Loan only to the extent that the Lenders elect not to exercise equity conversion rights prior to the Term Loan’s final maturity date.  We currently expect to satisfy amounts due under the Term Loan through one or more of (a) equity conversion pursuant to the terms outlined in Note 3 to the Consolidated Financial Statements - Long-Term Debt; (b) construction financing associated with the Water Project; (c) cash generated from further development of our other properties, such as a mitigation bank; and (d) debt or equity financing in the capital markets.  As previously announced by the Company in February 2012, we have engaged an investment bank specializing in infrastructure financing to lead the Company through the construction financing process for the Water Project.

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

Recent Accounting Pronouncements

    See Notes to the Consolidated Financial Statements:  Note 1 - Description of Business and Summary of Significant Accounting Policies.

Certain Known Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	After 5 years
(in thousands)
Long-term debt obligations	$59,354	$59,312	$22	$20	$-
Interest Expense	2,729	2,729	-	-	-
Operating leases	799	250	368	181	-
	$62,882	$62,291	$390	$201	$-

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

    As of September 30, 2012, all of the Company's indebtedness bore interest at fixed rates; therefore, the Company is not exposed to market risk from changes in interest rates on long-term debt obligations.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

    The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chairman and Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to its Board of Directors.  Based on their evaluation as of September 30, 2012, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

    As noted under Item 1A, Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, third parties have the ability in California to file litigation challenging the approval of a project. As a result we are and expect to continue to be party to various legal proceedings arising in the general course of our business, including, in particular, the development of the Water Project.

    Following certification of the Water Project’s Environmental Impact Report ("EIR") in July 2012, we were named as a real party in interest in five lawsuits challenging the adequacy of the EIR, including four cases in California State Court and one in Federal Court. The State Court cases have since been consolidated and will be heard by one State Court judge.  The Federal Court proceeding was dismissed in October 2012.

    We cannot predict the outcome of any such proceedings, however, at present we do not believe that the ultimate resolution of these proceedings will have a material adverse effect on our business.

ITEM 1A.	Risk Factors

    There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

    Not applicable.

ITEM 3.	Defaults Upon Senior Securities

    Not applicable.

ITEM 4.	Mine Safety Disclosures

    Not applicable.

ITEM 5.	Other Information

    On November 5, 2012, the Company held its 2012 Annual Meeting of Stockholders (the “2012 Annual Meeting”).

    The Company’s stockholders elected the following directors at the 2012 Annual Meeting:

NOMINEE	VOTES FOR	VOTES WITHHELD	BROKER NON-VOTES
Keith Brackpool	7,664,458	760,514	2,270,885
Stephen E. Courter	8,035,281	389,731	2,270,885
Geoffrey Grant	8,222,408	202,604	2,270,885
Winston Hickox	8,035,101	389,911	2,270,885
Murray H. Hutchison	8,029,141	395,871	2,270,885
Raymond J. Pacini	8,035,581	389,431	2,270,885
Timothy J. Shaheen	7,729,025	695,987	2,270,885
Scott S. Slater	7,918,374	506,638	2,270,885

    At the 2012 Annual Meeting, the Company’s stockholders ratified the selection by the Company's Board of Directors of PricewaterhouseCoopers LLP to continue as the Company’s independent registered public accounting firm for the fiscal year 2012 by the following vote:

VOTES
FOR:	10,686,259
AGAINST:	9,617
ABSTAIN:	21

    The Company’s stockholders approved at the 2012 Annual Meeting, on an advisory basis, the compensation of the Company’s named executive officers by the following vote:

VOTES
FOR:	6,450,405
AGAINST:	1,431,588
ABSTAIN:	543,019
BROKER NON-VOTES:	2,270,885

ITEM 6.	Exhibits

    The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

10.1	Water Purchase and Sale Agreement among Cadiz Inc., Cadiz Real Estate LLC, Fenner Valley Mutual Water Company and Santa Margarita Water District dated July 31, 2012

10.2
Groundwater Management, Monitoring, and Mitigation Plan for The Cadiz Valley Groundwater Conservation, Recovery and Storage Project approved by the Santa Margarita Water District and the County of San Bernardino Board of Supervisors effective October 1, 2012

10.3
Amendment No. 6 to Credit Agreement and Amendment No. 4 to the Registration Rights Agreement among Cadiz Inc. and Cadiz Real Estate LLC, as Borrowers, the Several Lenders from time to time parties thereto, and LC Capital Master Fund Ltd., as Administrative Agent, dated as of October 30, 2012

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

Cadiz Inc.

By:	/s/ Keith Brackpool	November 8, 2012
	Keith Brackpool	Date
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Timothy J. Shaheen	November 8, 2012
	Timothy J. Shaheen	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)