Form 10-K
period 2012-12-31
CADIZ INC
filed 2013-03-15
CIK 727273

united states
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-K

[√]           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2012

OR

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 2934
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
Yes  √    No ___
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
Yes ___  No  √
The aggregate market value of the common stock held by nonaffiliates as of June 30, 2012 was approximately $101,889,708 based on 14,131,721 shares of common stock outstanding held by nonaffiliates and the closing price on that date.  Shares of common stock held by each executive officer and director and by each entity that owns more than 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 8, 2013, the Registrant had 15,452,756 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.  The Registrant is not incorporating by reference any other documents within this Annual Report on Form 10-K except those footnoted in Part IV under the heading “Item 15. Exhibits, Financial Statement Schedules”.

Cadiz Inc.

Table of Contents

ii

Cadiz Inc.

PART I

ITEM 1.  Business

    This Form 10-K contains forward-looking statements with regard to financial projections, proposed transactions such as those concerning the further development of our land and water assets, information or expectations about our business strategies, results of operations, products or markets, or otherwise makes statements about future events.  Such forward-looking statements can be identified by the use of words such as “intends”, “anticipates”, “believes”, “estimates”, “projects”, “forecasts”, “expects”, “plans” and “proposes”.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements.  These include, among others, the cautionary statements under the caption “Risk Factors”, as well as other cautionary language contained in this Form 10-K.  These cautionary statements identify important factors that could cause actual results to differ materially from those described in the forward-looking statements.  When considering forward-looking statements in this Form 10-K, you should keep in mind the cautionary statements described above.

Overview

    We are a land and water resource development company with 45,000 acres of land in three areas of eastern San Bernardino County, California.  Virtually all of this land is underlain by high-quality, naturally recharging groundwater resources, and is situated in proximity to the Colorado River and the Colorado River Aqueduct (“CRA”), the major source of imported water for Southern California.  Our main objective is to realize the highest and best use of these land and water resources in an environmentally responsible way.

    For more than 20 years, we have maintained an agricultural development at our 34,000-acre property in the Cadiz Valley, relying upon groundwater from the underlying aquifer system for irrigation.  In 1993, we secured permits to develop agriculture on up to 9,600 acres of the Cadiz Valley property and withdraw more than one million acre-feet of groundwater from the underlying aquifer system.  Since that time, we have maintained various levels of agriculture at the property and this operation has provided our principal source of revenue.

    In addition to our sustainable agricultural operations, we believe that the long-term value of our land assets can best be derived through the development of a combination of water supply and storage projects at our properties. The primary factors that drive the value of such projects are continued population growth and sustained pressure on water supplies throughout California, including environmental restrictions and regulatory shortages on each of the State’s three primary water sources:  the State Water Project, the Colorado River and the Los Angeles Aqueduct.  Southern California’s water providers rely on these imported sources for a majority of their water supplies, but deliveries from all three systems have been below capacity over the last several years.  Availability of supplies in California also differs greatly from year to year due to natural hydrological variability.  For example, State Water Project deliveries are presently limited to just 40% of capacity for 2013 due to ongoing environmental restrictions and below average precipitation.  With the region’s population expected to continue to grow, Southern California water providers are seeking new, reliable supply solutions to address anticipated limitations of traditional water supplies and to plan for long-term water needs.

    At present, our water development efforts are primarily focused on the Cadiz Valley Water Conservation, Recovery and Storage Project (“Water Project” or “Project”), which will capture and conserve millions of acre-feet of native groundwater currently being lost to evaporation from the aquifer system beneath our Cadiz Valley property and deliver it to water providers throughout Southern California (see “Water Resource Development”).  We believe that the ultimate implementation of this Water Project will create the primary source of our future cash flow and, accordingly, our working capital requirements relate largely to the development activities associated with this Water Project.

    We also continue to explore additional uses of our land and water resource assets, including additional agricultural opportunities, renewable energy power generation opportunities, and the development of a land conservation bank on our properties outside the Water Project area.

    In addition to these development efforts, we will also pursue strategic investments in complementary business or infrastructure to meet our objectives.  We cannot predict with certainty when or if these objectives will be realized.

(a)           General Development of Business

    We are a Delaware corporation formed in 1992 to act as the surviving corporation in a Delaware reincorporation merger with Pacific Agricultural Holdings, Inc., a California corporation formed in 1983.

    As part of our historical business strategy, we have conducted our land acquisition, water development activities, agricultural operations, and land development initiatives to maximize the long-term value of our properties and future prospects (see “Narrative Description of Business”).

    Our initial focus was on the acquisition of land and the assembly of contiguous land holdings through property exchanges to prove the quantity and quality of water resources in the Mojave Desert region of eastern San Bernardino County.  We subsequently established agricultural operations on our properties in the Cadiz Valley and sought to develop the water resources underlying that site.  In 1993, we secured permits to develop up to 9,600 acres of agriculture in the Cadiz Valley and withdraw more than one million acre-feet of groundwater from the underlying aquifer system.  The agricultural operations include vineyards, citrus orchards and seasonal vegetables.

    The agricultural development demonstrated that the geology and hydrology of the property is also uniquely suited and able to support a project that could offer additional water supplies and water storage opportunities in Southern California.

    In 1997, we entered into the first of a series of agreements with the Metropolitan Water District of Southern California (“Metropolitan”), the largest water wholesaler in the region and owner of the nearby Colorado River Aqueduct (“CRA”), to jointly design, permit, and build such a project (the “Water Project” or “Project”).  Between 1997 and 2002, we and Metropolitan received substantially all of the state and federal approvals required for the permits necessary to construct and operate the Project, including a Record of Decision (“ROD”) from the U.S. Department of the Interior, which approved the Project and offered a right-of-way for construction of Project facilities, including a 35-mile water conveyance pipeline from the Cadiz Valley property to the CRA across federal lands.  In October 2002, Metropolitan’s staff brought the right-of-way matter before its Board of Directors.  By a very narrow margin, the Metropolitan Board voted not to accept the right-of-way grant nor proceed with the Project.

    Following Metropolitan’s decision, we began to pursue new partnerships and redesigned the Project to meet the changing needs of Southern California’s water providers.  We invested in significant scientific and technical analysis of the groundwater resources at the Project area as part of this effort, and focused on the safe and sustainable management of the aquifer system beneath the Cadiz Valley property with the goal of providing a reliable, annual water supply for the region.  Between 2010 and 2011 six Southern California water providers entered option agreements to participate in the redesigned Project.   The Arizona & California Railroad Company, which owns the right-of-way within which the Project’s conveyance pipeline will be constructed, is also participating in the Project to receive water for a variety of critical railroad purposes.

    In accordance with the California Environmental Quality Act (“CEQA”), we began a new environmental review and permitting process for the Project in 2011 led by Santa Margarita Water District (“SMWD”), one of the Project participants (see “Water Resource Development”, below, for a full description of the Water Project).  After an extensive review process, the SMWD Board of Directors certified the Final Environmental Impact Report on July 31, 2012 and became the first participating agency to convert its option agreement to a Water Purchase and Sale Agreement for firm supplies from the Project. On October 1, 2012, San Bernardino County, a Responsible Agency under CEQA, also adopted CEQA findings and approved the Project’s Groundwater Monitoring, Management and Mitigation Plan (‘GMMMP”, “Plan”) and the withdrawal of 50,000 AF of water per year for 50 years. Following these critical approvals, Project development has transitioned from the environmental entitlement phase to pre-construction development and planning.

    We are presently focused on completing the Project’s pre-construction phase, including additional Purchase and Sale Agreements with participating agencies, an agreement with Metropolitan regarding conveyance of Project water in the CRA, resolution of pending litigation challenging the CEQA approvals, final design engineering plans, and construction financing arrangements.

    In December 2012, we also entered into a new agreement with El Paso Natural Gas (“EPNG”) securing the Company’s ownership of a 96-mile segment of an existing, idle underground natural gas pipeline extending from the Cadiz Valley to Barstow, California. (See “Existing Pipeline Asset”). The 96-mile pipeline segment has excellent potential to be utilized by the Water Project in Phase II to access the northern and central California water delivery network and provide a new means for exchange, storage and transfer of water supplies in the region.  We are presently evaluating plans for further environmental review of Phase II of the Project and the incorporation of the 96-mile pipeline asset into our overall business plans.

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

(c)           Narrative Description of Business

    Our business strategy is to pursue the development of our landholdings for their highest and best uses.  At present, our development activities include water resource, land and agricultural development.

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

    The Cadiz Valley Water Conservation, Recovery and Storage Project (the “Water Project” or “Project”) is designed to supply, capture and conserve billions of gallons of renewable native groundwater currently being lost annually to evaporation from the aquifer system underlying our Cadiz/Fenner Property, and provide a reliable water supply to water users in Southern California.  By implementing established groundwater management practices, the Water Project will create a new, sustainable water supply for Project participants without adversely impacting the aquifer system or the desert environment.  The total quantity of groundwater to be recovered and conveyed to Project participants will not exceed a long-term annual average of 50,000 acre-feet per year for 50 years.  The Project also offers participants the ability to carry-over their annual supply, and store it in the groundwater basin from year to year.  A second phase of the Project, Phase II, will offer approximately one million acre-feet of storage capacity that can be used to store imported water supplies.

    Water Project facilities required for Phase I of the Project primarily include, among other things:

•	High yield wells designed to efficiently recover available native groundwater from beneath the Water Project area;

•	A 43-mile water conveyance pipeline to deliver water from the well field to the CRA; and

•	An energy source to provide power to the well-field, pipeline and pumping plant;

    If an imported water storage component of the project is ultimately implemented in Phase II, the following additional facilities would be required, among other things:

•	A pumping plant to pump water through the conveyance pipeline from the CRA to the Project well-field; and

•
Spreading basins, which are shallow settling ponds that will be configured to efficiently percolate water from the ground surface down to the water table using subsurface storage capacity for the storage of water.

    In general, several elements are needed to implement such a project: (1) a water conveyance pipeline right-of-way from the Water Project area to a delivery system; (2) storage and supply agreements with one or more public water agencies or private water utilities; (3) environmental/regulatory permits; and (4) construction and working capital financing.  As described below, the first three elements have been progressed on a concurrent basis.  The fourth is dependent on actions arising from the completion of the first three.

(1)	A Water Conveyance Pipeline Right-of-Way from the Water Project Area to a Delivery System

    In September 2008, we secured a right-of-way for the Water Project’s water conveyance pipeline by entering into a lease agreement with the Arizona & California Railroad Company (“ARZC”).  The agreement allows for the use of a portion of the railroad’s right-of-way to construct and operate a water conveyance pipeline for a period up to 99 years.  The pipeline would be used to convey water between our Cadiz Valley property and the CRA in Rice, California.  As part of the lease agreement, the ARZC would also receive water from the Project for a variety of railroad purposes, including fire suppression and other safety and maintenance uses.

    We are also exploring the potential to utilize an unused natural gas pipeline (as described in “Overview” above) that exists in the Project area, to which we hold an ownership right, as a means to access additional distribution systems. Initial feasibility studies indicate that this pipeline could be used as a component of the Project to distribute water to Project participants or import water for storage at the Project area in Phase II.  The potential use of this pipeline by the Project was preliminarily analyzed as part of the Project’s Environmental Impact Report (“EIR”) (see “Other Development Opportunities”).

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

    Approximately 80% of the water to be conserved annually by the Project is now either under a Water Purchase and Sale Agreement or remains under option.  We are currently working with the other participating agencies to convert their option agreements to definitive economic agreements.  We are also in discussions with additional water providers interested in acquiring rights to the remaining available Project supplies, as well as with third parties regarding the imported storage aspect of this Project.

(3)	Environmental Permits

    In order to properly develop and quantify the sustainability of the Water Project, and prior to initiating the formal permitting process for the Water Project, we commissioned environmental consulting firm CH2M HILL to complete a comprehensive study of the water resources at the Project area.  Following a year of analysis, CH2M HILL released its study of the aquifer system in February 2010.  Utilizing new models produced by the U.S. Geological Survey in 2006 and 2008, the study estimated the total groundwater in storage in the aquifer system to be between 17 and 34 million acre-feet, a quantity on par with Lake Mead, the nation’s largest surface reservoir.  The study also identified a renewable annual supply of native groundwater in the aquifer system currently being lost to evaporation.  CH2M HILL’s findings, which were peer reviewed by leading groundwater experts, confirmed that the aquifer system could sustainably support the Water Project.

    Further, and also prior to beginning the formal environmental permitting process,  we entered into a Memorandum of Understanding (“MOU”) with the Natural Heritage Institute (“NHI”), a leading global environmental organization committed to protecting aquatic ecosystems, to assist with our efforts to sustainably manage the development of our Cadiz/Fenner Property.  As part of this “Green Compact”, we will follow stringent plans for groundwater management and habitat conservation, and create a groundwater management plan for the Water Project.

    As discussed in (2), above, we have entered into environmental cost sharing agreements with all participating water providers. The environmental cost sharing agreements created a framework for funds to be committed by each participant to share in the costs associated with the CEQA review work.  SMWD served as the lead agency for the review process.  ESA Associates, a leading environmental consulting firm, prepared the Water Project’s environmental review documentation.

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

    SMWD conducted a 100-day public comment period for the Draft EIR, hosting two public comment meetings and an informational workshop in January and February 2012.  The public comment period concluded in March 2012.  In May 2012, we entered into a Memorandum of Understanding with the County and SMWD, creating the framework for finalizing the GMMMP in accordance with the County’s desert groundwater ordinance.

    At the beginning of July 2012, SMWD released the Final EIR and responses to public comments.  The Final EIR summarized that, with the exception of unavoidable short-term construction emissions, by implementing the measures developed in the GMMMP, the Project will avoid significant impacts to desert resources.  A public hearing was held on July 25, 2012 by the SMWD Board of Directors to take public testimony and consider certification of the Final EIR.  On July 31, 2012, the SMWD Board of Directors certified the Final EIR.

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

    Metropolitan, also a Responsible Agency, will take action under CEQA prior to construction regarding the terms and conditions of the Project’s use of the CRA.  Project water supplies will enter Metropolitan’s CRA in accordance with its published engineering and design standards and subject to all applicable fees and charges routinely established by Metropolitan for the conveyance of water within its service territory.

(4)	Construction and Working Capital

    As part of the Water Purchase and Sale Agreement with SMWD referred to in (2), above, SMWD is further authorized to continue next steps with the Company, which includes final permitting, design and construction.

    As described above, construction of Phase I of the Project would primarily consist of wellfield facilities at the Water Project site, a conveyance pipeline extending approximately 43 miles along the right-of-way described in (1), above, from the wellfield to the CRA, and an energy source to pump water through the conveyance pipeline between the Project well-field and the CRA.  The construction of these facilities will require capital financing, which is expected to be entirely provided with lower-cost senior debt, secured by the new facility assets. The March 2013 refinancing of the Company’s corporate term debt (see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources) now provides us the flexibility to incorporate Water Project construction financing within our current debt structure.

    Existing wells at the Cadiz Valley property currently in use for our agricultural operations will be integrated into the Water Project well-field, reducing the number of wells that must be constructed prior to Project implementation.  These wells will be upgraded from diesel power to natural gas power over the next 12 months to advance the overall construction timeline.

Existing Pipeline Asset

    As described above (see “General Development of the Business”), we currently hold ownership rights to a 96-mile existing idle natural gas pipeline from the Cadiz Valley to Barstow, California that would be converted for the transportation of water.

    In September 2011, we entered into two separate agreements with El Paso Natural Gas (“EPNG”), a subsidiary of Kinder Morgan Inc., and Questar Corporation (“Questar”) providing us with options to purchase approximately 300-miles of idle, natural gas pipelines for $50 million. The Questar agreement granted us rights to purchase an 80-mile line in Riverside County for $10 million. Based on our evaluation of these lines we allowed the option agreement with Questar to expire and we pursued plans for the EPNG line as described below.

    The option agreement with EPNG granted us rights to purchase a 220-mile pipeline between Bakersfield and Cadiz, California for $40 million.  Initial feasibility studies indicated that upon conversion the 30-inch line could transport between 20,000 and 30,000 acre-feet of water per year between the Water Project area and various points along the Central and Northern California water transportation network. In February 2012, we made a $1 million payment to EPNG to extend our option to purchase the 220-mile line until April 2013.

    In December 2012, we entered into a new agreement with EPNG dividing the 220-mile pipeline in Barstow, California, with the Company gaining ownership rights to the 96-mile eastern segment between Barstow and the Cadiz Valley and returning to EPNG rights to the 124-mile western segment for its own use.  The 96-mile eastern portion from the Cadiz Valley to Barstow was identified as the most critical segment of the line for accessing the state’s water transportation infrastructure.  The Barstow area serves as a hub for water delivered from northern and central California to communities in Southern California’s High Desert.

    In consideration of the new agreement, EPNG reduced the purchase price of the 96-mile eastern segment to a nominal amount of $1 (one dollar), plus previous option payments totaling $1.07 million already made by Cadiz.  The remaining purchase price of $1 (one dollar) is payable before expiration of the option period in April 2014.  In addition, if EPNG files for regulatory approval of any new use of the 124-mile western segment by December 2015, EPNG will make an additional payment to the Company of $10 million, payable on the date the application for regulatory approval is filed.

    The 96-mile Cadiz-Barstow creates significant opportunities for our water resource development efforts.  Once converted to water use, the pipeline can be used to directly connect the Cadiz area to northern and central California water sources, serving a growing need for additional locations for storage of water south of the Bay Delta region.  In addition, the 96-mile pipeline creates new opportunities to deliver water, either directly or via exchange, to potential customers in San Bernardino and Kern Counties, areas which do not currently have an interconnection point with the Project.   When both the 96-mile line and the 43-mile pipeline to the CRA become operational, Cadiz would link the two major water delivery systems in California providing flexible opportunities for both supply and storage.

    The entire EPNG pipeline was evaluated in the Water Project’s EIR during the CEQA process at a programmatic level.   Any use of the line would be conducted in conformity with the Project’s GMMMP and is subject to further CEQA evaluation (see “Cadiz Valley Water Conservation, Recovery and Storage Project” above).

Agricultural Development

    Within the Cadiz/Fenner Property, 9,600 acres have been zoned for agriculture.  The infrastructure currently includes seven wells that are interconnected within a portion of this acreage, with total annual production capacity of approximately 13,000 acre-feet of water. Additionally, there are housing and kitchen facilities that support up to 300 employees.  If the entire 9,600 acres were developed and irrigated, total water usage would be approximately 40,000 – 50,000 acre-feet per year depending on the crop mix.  The underlying groundwater, fertile soil, and desert temperatures are well suited for a wide variety of fruits and vegetables.

    Permanent crops currently include 160 acres of vineyard used to produce dried-on-the-vine raisins and 440 acres of lemon orchards.  Both of these crops are farmed using sustainable agricultural practices.

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

    In 2009, we entered into a lease agreement with a third party to develop 500 additional acres of lemon orchards; approximately one-half of the new orchard acreage has been planted to date.  We expect to receive lease income once the new lemon orchards reach commercial production through a profit sharing agreement within the lease.

    Agricultural revenues will continue to vary from year to year based on the number of acres in development, crop yields, and prices.  We do not expect that our agricultural revenues are likely to be material to our overall results of operations once the Water Project is fully operational. However, our agricultural operations are expected to be maintained in complement with the Water Project to provide added value to Project operations.

Additional Eastern Mojave Properties

    We also own approximately 11,000 acres outside of the Cadiz/Fenner Valley area in other parts of the Mojave Desert in eastern San Bernardino County.

    Our primary landholding outside of the Cadiz area is approximately 9,000 acres in the Piute Valley.  This landholding is located approximately 15 miles from the resort community of Laughlin, Nevada, and about 12 miles from the Colorado River town of Needles, California.  Extensive hydrological studies, including the drilling and testing of a full-scale production well, have demonstrated that this landholding is underlain by high-quality groundwater.  The aquifer system underlying this property is naturally recharged by precipitation (both rain and snow) within a watershed of approximately 975 square miles and could be suitable for a water supply project, agricultural development or solar energy production.  Certain of these properties are located in or adjacent to areas designated by the federal government as Critical Desert Tortoise Habitat and/or Desert Wilderness Areas and are also suitable candidates for preservation and conservation.

    Additionally, we own acreage located near Danby Dry Lake, approximately 30 miles southeast of our Cadiz/Fenner Valley properties.  The Danby Dry Lake property is located approximately 10 miles north of the CRA.  Initial hydrological studies indicate that the area has excellent potential for a water supply project. Certain of the properties in this area may also be suitable for agricultural development and/or preservation and conservation.

Land Conservation Bank

    As stated above, approximately 10,000 acres of our properties not currently being developed are located within areas designated by the federal government as Critical Desert Tortoise Habitat and/or Desert Wilderness Areas.  We are currently exploring the potential to make certain of these properties available in a land mitigation or conservation bank, which would provide credits that can be acquired by entities that must acquire land to mitigate or offset impactful development in other areas. For example, this bank could potentially service the mitigation requirements of numerous utility-scale solar development projects being considered throughout Riverside and San Bernardino Counties, including projects within the recently approved federal Riverside-East Solar Energy Zone.

Other Opportunities

    Over the longer-term, we believe the population of Southern California, Nevada and Arizona will continue to grow, and that, in time, the economics of commercial and residential development or solar energy generation at our properties may become attractive.  Moreover, other opportunities in business or infrastructure complementary to our current objectives could provide new opportunities for our business.

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

Employees

    As of December 31, 2012, we employed 10 full-time employees (i.e. those individuals working more than 1,000 hours per year).  We believe that our employee relations are good.

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

We May Never Generate Significant Revenues or Become Profitable Unless We Are Able to Successfully Implement Programs to Develop Our Land Assets and Related Water Resources

    We do not know the terms, if any, upon which we may be able to proceed with our water and other development programs.  Regardless of the form of our water development programs, the circumstances under which supplies or storage of water can be developed and the profitability of any supply or storage project are subject to significant uncertainties, including the risk of variable water supplies and changing water allocation priorities.  Additional risks include our ability to obtain all necessary regulatory approvals and permits, litigation by environmental or other groups, unforeseen technical difficulties, general market conditions for water supplies, and the time needed to generate significant operating revenues from such programs after operations commence.

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

   The opposition of government officials may adversely affect our ability to obtain needed government approvals and permits upon satisfactory terms in a timely manner.  In this regard, federal government appropriations currently preclude spending for any proposal to store water for the purpose of export or for any activities associated with the approval of rights-of-way on lands managed by the Needles Field Office of the U.S. Bureau of Land Management (the “BLM”).  Federal government appropriations also direct the U.S. Department of the Interior (the “DOI”) to confirm that the Water Project’s proposed use of a portion of ARZC’s for its conveyance pipeline is within the scope of ARZC’s right-of-way.  According to existing federal law and direction from the DOI in Memorandum Opinion M-23075 a railroad has the authority to grant third party uses within its rights-of-way without BLM approval if those uses will serve a railroad purpose.  The Project and pipeline will further numerous railroad purposes, including fire suppression and access to water for railroad business operations, and the ARZC has provided information regarding these purposes to the BLM.  As a result, we do not believe federal right-of-way approval is required to implement the Project; however, this may be subject to challenge.

    Additionally, the statutes, regulations and ordinances governing the approval processes provide third parties the opportunity to challenge proposed plans and approvals.  Opposition from third parties will cause delays and increase the costs of our development efforts or preclude such development entirely. In California, third parties have the ability to file litigation challenging the approval of a project, which they usually do by alleging inadequate disclosure and mitigation of the environmental impacts of the project.  We are currently named as a real party in interest in eight lawsuits challenging the various Water Project approvals granted to date and expect to be party to various legal proceedings arising in the general course of our business related to the development of the Water Project.  While we have worked with representatives of various environmental and third party interests and agencies to minimize and mitigate the impacts of our planned projects, certain groups may remain opposed to our development plans.

Our Failure to Make Timely Payments of Principal and Interest on Our Indebtedness May Result in a Foreclosure on Our Assets

    As of December 31, 2012, we had indebtedness outstanding to our senior secured lenders of approximately $65.26 million.  This debt was refinanced in March 2013 (see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources), and remains secured by our assets.  To the extent that we do not make principal and interest payments on the indebtedness when due in 2016, or if we otherwise fail to comply with the terms of agreements governing our indebtedness, we may default on our obligations.

The Conversion of Our Outstanding Convertible Bonds into Common Stock Would Dilute the Percentage of Our Common Stock Held by Current Stockholders

    In connection with our debt refinance (see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources), we issued approximately $53.5 million in bonds (the “Convertible Bonds”) Principal and accrued interest under the Convertible Bonds can be converted into common stock at $8.05 per share at the election of our lenders.  An election by our lenders to convert all or a portion of principal and accrued interest under these Convertible Bonds into common stock will dilute the percentage of our common stock held by current stockholders up to 6.64 million shares as of March 5, 2013, and up to an additional 2.8 million shares if held to maturity.

We May Not Be Able To Obtain the Financing We Need To Implement Our Asset Development Programs

    Based upon our current and anticipated usage of cash resources, we have sufficient funds to meet our expected working capital needs until mid 2014. We will continue to require additional working capital to meet our cash resource needs until such time as our asset development programs produce revenues.  If we cannot raise funds if and when needed, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.  We cannot assure you that our current lenders, or any other lenders, will give us additional credit should we seek it.  If we are unable to obtain additional credit, we may engage in further financings.  Our ability to obtain financing will depend, among other things, on the status of our asset development programs and general conditions in the capital markets at the time funding is sought.  Although we currently expect our capital sources to be sufficient to meet our near term liquidity needs, there can be no assurance that our liquidity requirements will continue to be satisfied.  Any further equity or convertible debt financings would result in the dilution of ownership interests of our current stockholders.

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

Other Eastern Mojave Properties

    In addition to the Cadiz/Fenner Valley property, we also own approximately 11,000 additional acres in the eastern Mojave Desert portion of San Bernardino County, California at two separate properties.

    The first property consists of approximately 9,000 acres in the Piute Valley.  This landholding is located approximately 15 miles from the resort community of Laughlin, Nevada, and about 12 miles from the Colorado River town of Needles, California.  Extensive hydrological studies, including the drilling and testing of a full-scale production well, have demonstrated that this landholding is underlain by high-quality groundwater.  The aquifer system underlying this property is naturally recharged by precipitation (both rain and snow) within a watershed of approximately 975 square miles and could be suitable for a water supply project, agricultural development or solar energy production.  Certain of these properties are also suitable candidates for preservation and conservation.

    Additionally, we own nearly 2,000 acres near Danby Dry Lake, approximately 30 miles southeast of our Cadiz/Fenner landholdings.  Our Danby Dry Lake property is located approximately 10 miles north of the Colorado River Aqueduct.  Initial hydrological studies indicate that it has excellent potential for water supply, agricultural development and related uses.

Executive Offices

    We lease approximately 7,200 square feet of office space in Los Angeles, California for our executive offices.  The lease terminates in January 2016.  Current base rent under the lease is approximately $13,600 per month.

Cadiz Real Estate

    In December 2003, we transferred substantially all of our assets (with the exception of our office sublease, and certain office furniture and equipment) to Cadiz Real Estate LLC, a Delaware limited liability company (“Cadiz Real Estate”).  We hold 100% of the equity interests of Cadiz Real Estate and, therefore, we continue to hold 100% beneficial ownership of the properties that we transferred to Cadiz Real Estate.  The Board of Managers of Cadiz Real Estate currently consists of two managers appointed by us.

    Cadiz Real Estate is a co-obligor under our senior secured term loan, for which assets of Cadiz Real Estate have been pledged as security.

    Because the transfer of our properties to Cadiz Real Estate has no effect on our ultimate beneficial ownership of these properties, we refer throughout this Report to properties owned of record either by Cadiz Real Estate or by us as “our” properties.

Debt Secured by Properties

    Our assets have been pledged as collateral for $30 million of senior secured debt outstanding as of March 5, 3013.  Information regarding interest rates and principal maturities is provided in Note 6 and Note 15 to the Consolidated Financial Statements.

ITEM 3.  Legal Proceedings

CEQA Claims Challenging Water Project Approvals

    As noted under Item 1A, Risk Factors, third parties have the ability in California to file litigation challenging the approval of a project.  We are currently named as a real party in interest in eight (8) lawsuits related to the Water Project approvals granted last year by the Santa Margarita Water District and County of San Bernardino in accordance with the California Environmental Quality Act (“CEQA”).  The eight lawsuits have been brought by four plaintiffs and challenge the following three (3) separate Project approvals:

(1)
MOU Approval – two cases challenging the May 2012 approvals of the Memorandum of Understanding between Cadiz, SMWD and the County related to the Project’s Groundwater Management, Monitoring & Mitigation Plan (GMMMP):

i.	Tetra Technologies v. Santa Margarita Water District (filed May 25, 2012); and

ii.	Tetra Technologies v. San Bernardino County (filed June 13, 2012).

(2)	EIR Approval – four cases challenging the adequacy of the EIR certified by SMWD on July 31, 2012:

i.	Tetra Technologies v. Santa Margarita Water District (filed August 28, 2012);

ii.	Citizens and Ratepayers Opposing Water Nonsense v. Santa Margarita Water District (filed August 31, 2012);

iii.	Center for Biological Diversity,et. al. v. San Bernardino County (filed August 31, 2012); and

iv.	Rodrigo Briones, et. al, v. Santa Margarita Water District (filed August 31, 2012.)

(3)	GMMMP Approval – two cases challenging the approval of the GMMMP by the County Board of Supervisors on October 1, 2012:

i.	Delaware Tetra Technologies, Inc. v. County of San Bernardino, et al (filed October 30, 2012); and

ii.	Center for Biological Diversity, et al. v. County of San Bernardino, et al (filed November 1, 2012).

    All cases named above have been coordinated in Orange County Superior Court.  The cases seek various forms of relief, but are primarily focused on causing a reconsideration of the environmental documents and limitation of the Project approvals. The cases are expected to proceed to administrative trial later this year.  We cannot predict the outcome of any of the proceedings.

Other Proceedings

    There are no other material legal proceedings pending to which we are a party or of which any of our property is the subject.

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

	High	Low
Quarter Ended	Sales Price	Sales Price

2011:
March 31	$12.20	$11.82
June 30	$10.89	$10.52
September 30	$8.67	$7.90
December 31	$9.71	$9.43

2012:
March 31	$9.44	$9.12
June 30	$7.33	$7.12
September 30	$10.12	$9.68
December 31	$8.10	$7.50

    On March 7, 2013, the high, low and last sales prices for the shares, as reported by Bloomberg, were $6.92, $6.69, and $6.82, respectively.

    As of December 31, 2012, the number of stockholders of record of our common stock was 119.

    To date, we have not paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.  Our senior secured term loan has covenants that prohibit the payment of dividends.

    All securities sold by us during the three years ended December 31, 2012, which were not registered under the Securities Act of 1933, as amended, have been previously reported in accordance with the requirements of Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

STOCK PRICE PERFORMANCE

    The stock price performance graph below compares the cumulative total return of Cadiz Inc. common stock against the cumulative total return of the Standard & Poor’s Small Cap 600 NASDAQ U.S. index and the Russell 2000® index for the past five fiscal years. The graph indicates a measurement point of December 31, 2007, and assumes a $100 investment on such date in Cadiz Inc. common stock, the Standard & Poor’s Small Cap 600 and the Russell 2000® indices. With respect to the payment of dividends, Cadiz Inc. has not paid any dividends on its common stock, but the Standard & Poor’s Small Cap 600 and the Russell 2000® indices assume that all dividends were reinvested. The stock price performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K into any filing under the Securities Act of 1933, as amended, except to the extent that Cadiz Inc. specifically incorporates this graph by reference, and shall not otherwise be deemed filed under such acts.

ITEM 6.  Selected Financial Data

    The following selected financial data insofar as it relates to the years ended December 31, 2012, 2011, 2010, 2009, and 2008 has been derived from our audited financial statements.  The information that follows should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2012 included in Part IV of this Form 10-K.  See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

($ in thousands, except for per share data)
	Year Ended December 31,
	2012	2011	2010	2009	2008
Statement of Operations Data:
Total revenues	$362	$1,019	$1,023	$808	$992
Net loss	(19,574)	(16,837)	(15,899)	(14,399)	(15,909)
Net loss applicable to common stock	$(19,574)	$(16,837)	$(15,899)	$(14,399)	$(15,909)
Per share:
Net loss (basic and diluted)	$(1.27)	$(1.20)	$(1.16)	$(1.13)	$(1.32)
Weighted-average common shares outstanding	15,438	14,082	13,672	12,722	12,014

	Year Ended December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Total assets	$50,518	$57,998	$48,936	$50,319	$47,412
Long-term debt	63,250	52,032	44,403	36,665	33,975

Common stock and additional paid-in capital	301,193	300,317	282,496	276,884	263,658
Accumulated deficit	(317,961)	(298,387)	(281,550)	(265,651)	(251,252)
Stockholders' equity	$(16,768)	$1,930	$946	$11,233	$12,406

    Common shares issued and outstanding have increased from 12,453,210 in 2008 to 15,438,961 in 2012.  The increase is primarily due to the issuance of shares to investors in private placements, the issuance of shares to investors upon the conversion of preferred stock and warrant exercises, and the issuance of shares to employees, vendors and lenders.

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

Overview

    We are a land and water resource development company with 45,000 acres of land in three areas of eastern San Bernardino County, California.  Virtually all of this land is underlain by high-quality, naturally recharging groundwater resources, and is situated in proximity to the Colorado River and the Colorado River Aqueduct (“CRA”), the major source of imported water for Southern California.  Our main objective is to realize the highest and best use of these land and water resources in an environmentally responsible way.

    For more than 20 years, we have maintained an agricultural development at our 34,000-acre property in the Cadiz Valley, relying upon groundwater from the underlying aquifer system for irrigation.  In 1993, we secured permits to develop agriculture on up to 9,600 acres of the Cadiz Valley property and withdraw more than one million acre-feet of groundwater from the underlying aquifer system.  Since that time, we have maintained various levels of agriculture at the property and this operation has provided our principal source of revenue.

    In addition to our sustainable agricultural operations, we believe that the long-term value of our land assets can best be derived through the development of a combination of water supply and storage projects at our properties.  The primary factors that drive the value of such projects are continued population growth and sustained pressure on water supplies throughout California, including environmental restrictions and regulatory shortages on each of the State’s three primary water sources:  the State Water Project, the Colorado River and the Los Angeles Aqueduct.  Southern California’s water providers rely on these imported sources for a majority of their water supplies, but deliveries from all three systems have been below capacity over the last several years.  Availability of supplies in California also differs greatly from year to year due to natural hydrological variability.  For example, State Water Project deliveries are presently limited to just 40% of capacity from 2013 due to ongoing environmental restrictions and below average precipitation.  With the region’s population expected to continue to grow, Southern California water providers are seeking new, reliable supply solutions to address anticipated limitations of traditional water supplies and to plan for long-term water needs.

    At present, our water development efforts are primarily focused on the Cadiz Valley Water Conservation, Recovery and Storage Project (“Water Project” or “Project”), which will capture and conserve millions of acre-feet of native groundwater currently being lost to evaporation from the aquifer system beneath our Cadiz Valley property and deliver it to water providers throughout Southern California (see “Water Resource Development”).  We believe that the ultimate implementation of this Water Project will create the primary source of our future cash flow and, accordingly, our working capital requirements relate largely to the development activities associated with this Water Project.

    We also continue to explore additional uses of our land and water resource assets, including additional agricultural opportunities, renewable energy power generation opportunities, and the development of a land conservation bank on our properties outside the Water Project area.

    In addition to these development efforts, we will also pursue strategic investments in complementary business or infrastructure to meet our objectives.  We cannot predict with certainty when or if these objectives will be realized.

Water Resource Development

    The Water Project is designed to supply, capture and conserve billions of gallons of renewable native groundwater currently being lost annually to evaporation from the aquifer system underlying our Cadiz/Fenner Property, and provide a reliable water supply to water users in Southern California.  By implementing established groundwater management practices, the Water Project will create a new, sustainable water supply for Project participants without adversely impacting the aquifer system or the desert environment.  The total quantity of groundwater to be recovered and conveyed to Project participants will not exceed a long-term annual average of 50,000 acre-feet per year for 50 years.  The Project also offers participants the ability to carry-over their annual supply and store it in the groundwater basin from year to year.  A second phase of the Project, Phase II, will offer approximately one million acre-feet of storage capacity that can be used to store imported water supplies.

    Water Project facilities required for Phase I of the Project primarily include, among other things:

•	High yield wells designed to efficiently recover available native groundwater from beneath the Water Project area;

•	A 43-mile water conveyance pipeline to deliver water from the well field to the CRA; and

•	An energy source to provide power to the well-field, pipeline and pumping plant.

    If an imported water storage component of the project is ultimately implemented in Phase II, the following additional facilities would be required, among other things:

•	A pumping plant to pump water through the conveyance pipeline from the CRA to the Project well-field; and

•
Spreading basins, which are shallow settling ponds that will be configured to efficiently percolate water from the ground surface down to the water table using subsurface storage capacity for the storage of water.

    In general, several elements are needed to implement such a project: (1) a water conveyance pipeline right-of-way from the Water Project area to a delivery system; (2) storage and supply agreements with one or more public water agencies or private water utilities; (3) environmental/regulatory permits; and (4) construction and working capital financing.  As described below, the first three elements have been progressed on a concurrent basis.  The fourth is dependent on actions arising from the completion of the first three.

(1)	A Water Conveyance Pipeline Right-of-Way from the Water Project Area to a Delivery System

    In September 2008, we secured a right-of-way for the Water Project’s water conveyance pipeline by entering into a lease agreement with the Arizona & California Railroad Company (“ARZC”).  The agreement allows for the use of a portion of the railroad’s right-of-way to construct and operate a water conveyance pipeline for a period up to 99 years.  The pipeline would be used to convey water between our Cadiz Valley property and the CRA in Rice, California.  As part of the lease agreement, the ARZC would also receive water from the Project for a variety of railroad purposes, including fire suppression and other safety and maintenance uses.

    We are also exploring the potential to utilize an unused natural gas pipeline (as described in “Overview” above) that exists in the Project area, to which we hold an ownership right, as a means to access additional distribution systems. Initial feasibility studies indicate that this pipeline could be used as a component of the Project to distribute water to Project participants or import water for storage at the Project area in Phase II.  The potential use of this pipeline by the Project was preliminarily analyzed as part of the Project’s Environmental Impact Report (“EIR”) (see “Other Development Opportunities”).

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

    Approximately 80% of the water to be conserved annually by the Project is now either under a Water Purchase and Sale Agreement or remains under option.  We are currently working with other participating agencies to convert their option agreements to definitive economic agreements.  We are also in discussions with additional water providers interested in acquiring rights to the remaining available Project supplies, as well as with third parties regarding the imported storage aspect of this Project.

(3)	Environmental Permits

    In order to properly develop and quantify the sustainability of the Water Project, and prior to initiating the formal permitting process for the Water Project, we commissioned environmental consulting firm CH2M HILL to complete a comprehensive study of the water resources at the Project area.  Following a year of analysis, CH2M HILL released its study of the aquifer system in February 2010.  Utilizing new models produced by the U.S. Geological Survey in 2006 and 2008, the study estimated the total groundwater in storage in the aquifer system to be between 17 and 34 million acre-feet, a quantity on par with Lake Mead, the nation’s largest surface reservoir.  The study also identified a renewable annual supply of native groundwater in the aquifer system currently being lost to evaporation.  CH2M HILL’s findings, which were peer reviewed by leading groundwater experts, confirmed that the aquifer system could sustainably support the Water Project.

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

    As discussed in (2), above, we have entered into environmental cost sharing agreements with all participating water providers. The environmental cost sharing agreements created a framework for funds to be committed by each participant to share in the costs associated with the CEQA review work.  SMWD served as the lead agency for the review process.  ESA Associates, a leading environmental consulting firm, prepared the Water Project’s environmental review documentation.

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

    SMWD conducted a 100-day public comment period for the Draft EIR, hosting two public comment meetings and an informational workshop in January and February 2012.  The public comment period concluded in March 2012.  In May 2012, we entered into a Memorandum of Understanding with the County and SMWD, creating the framework for finalizing the GMMMP in accordance with the County’s desert groundwater ordinance.

    At the beginning of July 2012, SMWD released the Final EIR and responses to public comments.  The Final EIR summarized that, with the exception of unavoidable short-term construction emissions, by implementing the measures developed in the GMMMP, the Project will avoid significant impacts to desert resources.  A public hearing was held on July 25, 2012 by the SMWD Board of Directors to take public testimony and consider certification of the Final EIR.  On July 31, 2012, the SMWD Board of Directors certified the Final EIR.

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

    Metropolitan Water District of Southern California (“Metropolitan”), also a Responsible Agency, will take action under CEQA prior to construction regarding the terms and conditions of the Project’s use of the CRA.  Project water supplies will enter Metropolitan’s CRA in accordance with its published engineering and design standards and subject to all applicable fees and charges routinely established by Metropolitan for the conveyance of water within its service territory.

(4)	Construction and Working Capital

    As part of the Water Purchase and Sale Agreement with SMWD referred to in (2), above, SMWD further authorized to continue next steps with the Company, which includes final permitting, design and construction.

    As described above, construction of Phase I of the Project would primarily consist of well-field facilities at the Water Project site, a conveyance pipeline extending approximately 43 miles along the right-of-way described in (1), above, from the well-field to the CRA, and an energy source to pump water through the conveyance pipeline between the Project well-field and the CRA.  The construction of these facilities will require capital financing, which is expected to be entirely provided with lower-cost senior debt, secured by the new facility assets. The March 2013 refinancing of our corporate term debt (see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources), now provides us the flexibility to incorporate Water Project construction financing within our current debt structure.

    Existing wells at the Cadiz Valley property currently in use for our agricultural operations will be integrated into the Water Project well-field, reducing the number of wells that must be constructed prior to Project implementation.  These wells will be upgraded from diesel power to natural gas power over the next 12 months to advance the overall construction timeline.

Existing Pipeline Asset

    We currently hold ownership rights to a 96-mile existing idle natural gas pipeline from the Cadiz Valley to Barstow, California that would be converted for the transportation of water.

    In September 2011, we entered into two separate agreements with El Paso Natural Gas (“EPNG”), a subsidiary of Kinder Morgan Inc., and Questar Corporation (“Questar”) providing us with options to purchase approximately 300-miles of idle, natural gas pipelines for $50 million. The Questar agreement granted us rights to purchase an 80-mile line in Riverside County for $10 million. Based on our evaluation of these lines we allowed the option agreement with Questar to expire and we pursued plans for the EPNG line as described below.

    The option agreement with EPNG granted us rights to purchase a 220-mile pipeline between Bakersfield and Cadiz, California for $40 million.  Initial feasibility studies indicated that upon conversion the 30-inch line could transport between 20,000 and 30,000 acre-feet of water per year between the Water Project area and various points along the Central and Northern California water transportation network. In February 2012, we made a $1 million payment to EPNG to extend our option to purchase the 220-mile line until April 2013.

    In December 2012, we entered into a new agreement with EPNG dividing the 220-mile pipeline in Barstow, California, with the Company gaining ownership rights to the 96-mile eastern segment between Barstow and the Cadiz Valley and returning to EPNG rights to the 124-mile western segment for its own use.  The 96-mile eastern portion from the Cadiz Valley to Barstow was identified as the most critical segment of the line for accessing the state’s water transportation infrastructure.  The Barstow area serves as a hub for water delivered from northern and central California to communities in Southern California’s High Desert.

    In consideration of the new agreement, EPNG reduced the purchase price of the 96-mile eastern segment to a nominal amount of $1 (one dollar), plus previous option payments totaling $1.07 million already made by Cadiz.  The remaining purchase price of $1 (one dollar) is payable before expiration of the option period in April 2014.  In addition, if EPNG files for regulatory approval of any new use of the 124-mile western segment by December 2015, EPNG will make an additional payment to the Company of $10 million, payable on the date the application for regulatory approval is filed.

    The 96-mile Cadiz-Barstow creates significant opportunities for our water resource development efforts.  Once converted to water use, the pipeline can be used to directly connect the Cadiz area to northern and central California water sources, serving a growing need for additional locations for storage of water south of the Bay Delta region.  In addition, the 96-mile pipeline creates new opportunities to deliver water, either directly or via exchange, to potential customers in San Bernardino and Kern Counties, areas which do not currently have an interconnection point with the Project.  When both the 96-mile line and the 43-mile pipeline to the CRA become operational, Cadiz would link the two major water delivery systems in California providing flexible opportunities for both supply and storage.

    The entire EPNG pipeline was evaluated in the Water Project’s EIR during the CEQA process at a programmatic level.   Any use of the line would be conducted in conformity with the Project’s GMMMP and is subject to further CEQA evaluation (see “Water Resource Development” above).

Agricultural Development

    Within the Cadiz/Fenner Property, 9,600 acres have been zoned for agriculture.  The infrastructure currently includes seven wells that are interconnected within a portion of this acreage, with total annual production capacity of approximately 13,000 acre-feet of water.  Additionally, there are housing and kitchen facilities that support up to 300 employees.  If the entire 9,600 acres were developed and irrigated, total water usage would be approximately 40,000 – 50,000 acre-feet per year depending on the crop mix.  The underlying groundwater, fertile soil, and desert temperatures are well suited for a wide variety of fruits and vegetables.

    Permanent crops currently include 160 acres of vineyard used to produce dried-on-the-vine raisins and 440 acres of lemon orchards.  Both of these crops are farmed using sustainable agricultural practices.

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

    In 2009, we entered into a lease agreement with a third party to develop 500 additional acres of lemon orchards; approximately one-half of the new orchard acreage has been planted to date.  We expect to receive lease income once the new lemon orchards reach commercial production through a profit sharing agreement within the lease.

    Agricultural revenues will continue to vary from year to year based on the number of acres in development, crop yields, and prices.  We do not expect that our agricultural revenues are likely to be material to our overall results of operations once the Water Project is fully operational.  However, our agricultural operations are expected to be maintained in complement with the Water Project to provide added value to Project operations.

Additional Eastern Mojave Properties

    We also own approximately 11,000 acres outside of the Cadiz/Fenner Valley area in other parts of the Mojave Desert in eastern San Bernardino County.

    Our primary landholding outside of the Cadiz area is approximately 9,000 acres in the Piute Valley.  This landholding is located approximately 15 miles from the resort community of Laughlin, Nevada, and about 12 miles from the Colorado River town of Needles, California.  Extensive hydrological studies, including the drilling and testing of a full-scale production well, have demonstrated that this landholding is underlain by high-quality groundwater.  The aquifer system underlying this property is naturally recharged by precipitation (both rain and snow) within a watershed of approximately 975 square miles and could be suitable for a water supply project, agricultural development or solar energy production.  Certain of these properties are located in or adjacent to areas designated by the federal government as Critical Desert Tortoise Habitat and/or Desert Wilderness Areas and are suitable candidates for preservation and conservation.

    Additionally, we own acreage located near Danby Dry Lake, approximately 30 miles southeast of our Cadiz/Fenner Valley properties.  The Danby Dry Lake property is located approximately 10 miles north of the CRA.  Initial hydrological studies indicate that the area has excellent potential for a water supply project. Certain of the properties in this area may also be suitable for agricultural development and/or preservation and conservation.

Land Conservation Bank

    As stated above, approximately 10,000 acres of our properties not currently being developed are located within areas designated by the federal government as Critical Desert Tortoise Habitat and/or Desert Wilderness Areas.  We are currently exploring the potential to make certain of these properties available in a land mitigation or conservation bank, which would provide credits that can be acquired by entities that must acquire land to mitigate or offset impactful development in other areas. For example, this bank could potentially service the mitigation requirements of numerous utility-scale solar development projects being considered throughout Riverside and San Bernardino Counties, including projects within the recently approved federal Riverside-East Solar Energy Zone.

Other Opportunities

    Over the longer-term, we believe the population of Southern California, Nevada and Arizona will continue to grow, and that, in time, the economics of commercial and residential development or solar energy generation at our properties may become attractive.  Moreover, other opportunities in business or infrastructure complementary to our current objectives could provide new opportunities for our business.

    We remain committed to the sustainable use of our land and water assets, and will continue to explore all opportunities for environmentally responsible development of these assets.  We cannot predict with certainty which of these various opportunities will ultimately be utilized.

Results of Operations

(a)           Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

    We have not received significant revenues from our water resource and real estate development activity to date.  Our revenues have been limited to our agricultural operations.  As a result, we continue to incur a loss from operations.  We had revenues of $0.4 million for the year ended December 31, 2012, and $1.0 million for the year ended December 31, 2011.  The net loss totaled $19.6 million for the year ended December 31, 2012, compared with a net loss of $16.8 million for the year ended December 31, 2011.  The higher 2012 loss was primarily due to additional legal and consulting fees related to water development efforts in connection with the certification of the Final Environmental Impact Report, litigation costs and due diligence costs associated with the feasibility of converting the natural gas pipelines, which we currently have an ownership right, to water transportation facilities (see “Existing Pipeline Asset” above).

    Our primary expenses are our ongoing overhead costs (i.e., general and administrative expense) and our interest expense.  We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

Revenues.  Revenue totaled $0.4 million during the year ended December 31, 2012, compared to $1.0 million during the year ended December 31, 2011.  2012 revenues included $0.1 million of revenues related to citrus crop sales, which were down $0.8 million from the prior year due to significant weather related damage to citrus crops in the 2012 growing season, and $0.3 million of revenues related to raisin sales, which were up $0.2 million from the prior year primarily due to a larger raisin crop in 2012 in comparison to the 2011 raisin crop.

Cost of Sales.  Cost of sales totaled $0.5 million during the year ended December 31, 2012, compared with $1.4 million during the year ended December 31, 2011.  The lower cost of sales for the year ended December 31, 2012, related largely to the lower lemon harvesting related to the smaller size of the 2012 lemon crop which was due to significant weather-related damage.

General and Administrative Expenses. General and administrative expenses during the year ended December 31, 2012, totaled $12.6 million compared with $10.4 million for the year ended December 31, 2011.  Non-cash compensation costs related to stock and option awards are included in general and administrative expenses.

    Compensation costs from stock and option awards for the year ended December 31, 2012, totaled $0.4 million compared with $2.4 million for the year ended December 31, 2011.  The expense reflects the vesting schedules of the stock and option awards under the 2009 Equity Incentive Plan.

    Other general and administrative expenses, exclusive of stock-based compensation costs, totaled $12.2 million in the year ended December 31, 2012, compared with $8.1 million for the year ended December 31, 2011.  The increase in general and administrative expenses in 2012 was primarily due to additional legal and consulting fees related to water development efforts in connection with the certification of the Final Environmental Impact Report, litigation costs and due diligence costs associated with the feasibility of converting the natural gas pipelines, which we currently have an ownership right, to water transportation facilities (see “Existing Pipeline Asset” above).

Depreciation.  Depreciation expenses totaled $0.4 million for the year ended December 31, 2012, compared to $0.4 million for 2011.

Interest Expense, net.  Net interest expense totaled $6.8 million during the year ended December 31, 2012, compared to $5.7 million during 2011.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Year Ended December 31,
	2012	2011

Interest on outstanding debt	$3,589	$3,261
Amortization of debt discount	3,123	2,372
Amortization of deferred loan costs	108	72
Interest income	(3)	(1)

	$6,817	$5,704

    The interest on outstanding debt increased from $3.3 million to $3.6 million due to the increase in debt outstanding under our new working capital facility in 2012.

   Prior Debt Refinancings.  Deferred loan costs, which are primarily legal fees, are amortized over the life of each loan agreement.  In June 2006, we refinanced our term loan with ING Capital LLC (“ING”) with a new senior secured convertible term loan with a different lender.  As a result, $408 thousand of legal fees was capitalized and is amortized over the 7-year life of the loan agreement.  An additional $73.5 thousand of lender fees was capitalized when the term loan was modified in October 2010.  These fees are amortized over the remaining life of the term loan.  In June 2009 and October 2010, the term loan was modified as to certain of its conversion features.  As a result of these convertible debt arrangements, the change in conversion value between the original and modified instrument totaled approximately $3.2 million, which was recorded as additional debt discount with a corresponding amount recorded as additional paid-in capital.  Such debt discount is accreted to the redemption value of the instrument over the remaining term of the loan as additional interest expense.  In connection with the modification transaction in October 2010, we recorded a derivative liability related to the conversion option.  The fair value of the derivative liability was marked-to-market at the end of each reporting period with the associated change in fair value recorded as other income (expense).  On July 25, 2011, we entered into an amendment to the facility eliminating the availability to the Company of the unused $3 million portion of the facility.  As a result, the conversion option related to the unused portion of the facility no longer exists and a derivative liability is no longer being recorded.  On October 30, 2012, we increased the capacity of the term loan with an additional $5 million facility.  As a result of this transaction, an additional $42 thousand of lender fees was capitalized and is amortized over the remaining term of the loan.  Concurrently with the funding of the facility, we issued warrants to the lenders to purchase shares of common stock.  The value of the warrants totaled approximately $533 thousand and was recorded as additional debt discount with a corresponding amount recorded as additional paid-in capital.

(b)           Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

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

Cost of Sales.  Cost of sales totaled $1.4 million during the year ended December 31, 2011, compared with $0.9 million during the year ended December 31, 2010.  The higher cost of sales for the year ended December 31, 2011, related largely to the higher lemon harvesting related to the larger size of the 2010-2011 lemon crop and the earlier timing of the 2011-2012 lemon crop, which incurred substantially all costs in 2011.

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

    Other general and administrative expenses, exclusive of stock-based compensation costs, totaled $8.1 million in the year ended December 31, 2011, compared with $6.8 million for the year ended December 31, 2010.  The higher 2011 expenses were primarily due to additional legal and consulting fees related to water development efforts.

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

Prior Debt Refinancings.  Deferred loan costs, which are primarily legal fees, are amortized over the life of each loan agreement.  In June 2006, we refinanced our term loan with ING Capital LLC (“ING”) with a new senior secured convertible term loan with a different lender.  As a result, $408 thousand of legal fees was capitalized and is amortized over the 7-year life of the loan agreement.  An additional $73.5 thousand of lender fees was capitalized when the term loan was modified in October 2010.  These fees are amortized over the remaining life of the term loan.  In June 2009 and October 2010, the term loan was modified as to certain of its conversion features.  As a result of these convertible debt arrangements, the change in conversion value between the original and modified instrument totaled approximately $3.2 million, which was recorded as additional debt discount with a corresponding amount recorded as additional paid-in capital.  Such debt discount is accreted to the redemption value of the instrument over the remaining term of the loan as additional interest expense.  In connection with the modification transaction in October 2010, we recorded a derivative liability related to the conversion option.  The fair value of the derivative liability was marked-to-market at the end of each reporting period with the associated change in fair value recorded as other income (expense).  On July 25, 2011, we entered into an amendment to the facility eliminating the availability to the Company of the unused $3 million portion of the facility.  As a result, the conversion option related to the unused portion of the facility no longer exists and a derivative liability is no longer being recorded.

Liquidity and Capital Resources

(a)           Current Financing Arrangements

    As we have not received significant revenues from our development activities to date, we have been required to obtain financing to bridge the gap between the time water resource and other development expenses are incurred and the time that revenue will commence.  Historically, we have addressed these needs primarily through secured debt financing arrangements, private equity placements and the exercise of outstanding stock options and warrants.  We have also worked with our secured lenders to structure our debt in a way which allows us to continue development of the Water Project and minimize the dilution of the ownership interests of common stockholders.

    We refinanced our term debt in March 2013. See Note 15 to the Consolidated Financial Statements – “Subsequent Events”.   The major components of the refinancing included:

1.
A $30 million senior term loan secured by the underlying assets of the Company that will accrue interest at 8% per annum and require no principal or interest payments before maturity in March 2016; and

2.	A $53.5 million convertible bond that will accrue interest at 7% per annum with no principal or interest payments required before maturity in March 2018; and
3.	Approximately $17.5 million in new working capital provided as part of the convertible bond issuance.

    We believe that by breaking our debt into two components, we now have the flexibility to incorporate project financing for the Water Project, as necessary, into our current debt structure. While the new $30 million senior term loan would be required to be taken out by any necessary project financing, the $53.5 million convertible bond has been designed to allow project financing to be placed ahead of it in terms of priority. The $17.5 million of new working capital provides us with the resources to continue to move through our pre-construction phase, including resolution of outstanding administrative CEQA litigation, facility engineering and design, and the finalization of water supply purchase agreements with all Water Project participants.

    The new financing replaced a term loan that was first entered into in June 2006, consisting of a  $36.4 million five-year zero coupon senior secured convertible term loan with Peloton Partners LLP (through an affiliate) and another lender (the “Term Loan”).  On April 16, 2008, we were advised that Peloton had assigned its interest in the Term Loan to an affiliate of Lampe Conway & Company LLC (“Lampe Conway”), and Lampe Conway subsequently replaced Peloton as administrative agent of the loan.  During the period the Term Loan was outstanding, it was expanded and modified and consisted of the following tranches as of December 31, 2012:

Tranche	Principal Amount (in thousands)	Conversion Price (per share)	Potential Number of Shares Issuable

Tranche A-1	$4,550	$7.00	650,000
Tranche A-2a	2,411	$35.00	68,889
Tranche A-2b	7,419	Non-Convertible	-
Tranche B-1	2,856	$13.50	211,565
Tranche B-2	2,190	$12.50	175,239
Tranche B-3a	6,810	$35.00	194,558
Tranche B-3b	26,072	Non-Convertible	-
Tranche C-1	5,712	$13.50	423,130
Tranche C-2	2,190	$12.50	175,239
Tranche D	5,052	Non-Convertible	-
	$65,262		1,898,620

    Both the new senior secured loan and the convertible bond contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit our ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on our ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the new loans were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At December 31, 2012, we were in compliance with our debt covenants.

    As a result of the modifications of the convertible debt arrangement in June 2009 and October 2010, the change in conversion value between the original and modified instrument totaling approximately $3.2 million was recorded as additional debt discount with a corresponding amount recorded as additional paid-in capital.  Such debt discount is accreted to the redemption value of the instrument over the remaining term of the loan as additional interest expense.  In connection with the modification transaction in October 2010, we recorded a derivative liability related to the conversion option.  The fair value of the derivative liability was marked-to-market at the end of each reporting period with the associated change in fair value recorded as other income (expense).  On July 25, 2011, we entered into an amendment to the facility eliminating the availability to the Company of the unused $3 million portion of the facility.  As a result, the conversion option related to the unused portion of the facility no longer exists and a derivative liability is no longer being recorded.  In connection with the October 2012 additional debt facility, we issued warrants to the lenders to purchase shares of common stock.  The value of the warrant totaled approximately $533 thousand and was recorded as additional debt discount with a corresponding amount recorded as additional paid in capital.

    In 2011, we raised a total of $15.1 million in working capital through three equity issuances.  On July 8, 2011, we sold 363,636 shares of Common Stock at a price of $11 per share for total proceeds of $4 million.  On November 30, 2011, we raised $6 million in a private placement of 666,667 shares of Common Stock at a price of $9 per share.  For every three (3) shares of Common Stock issued, we issued (1) Common Stock purchase warrant entitling the holder to purchase, commencing 90 days from the date of the issuance and prior to December 8, 2014, one (1) share of Common Stock at an exercise price of $13 per share.  On December 14, 2011, we sold 570,000 shares of Common Stock at a price of $9 per share for total proceeds of $5.1 million.

    As we continue to actively pursue our business strategy, additional financing may continue to be required.  See “Outlook”, below.  The covenants in the term debt do not prohibit our use of additional equity financing and allow us to retain 100% of the proceeds of any equity financing.  We do not expect the loan covenants to materially limit our ability to finance our water development activities.

    At December 31, 2012, we had no outstanding credit facilities other than the Convertible Term Loan.

Cash Used for Operating Activities.  Cash used for operating activities totaled $11.4 million for the year ended December 31, 2012, and $7.5 million for the year ended December 31, 2011.  The cash was primarily used to fund: (i) general and administrative expenses related to our water development efforts, including the certification of the Final Environmental Impact Report; (ii) litigation costs; (iii) due diligence costs associated with exploring the feasibility of converting the natural gas pipelines, which we currently have an option to purchase, to water transportation facilities; and (iv) $1.0 million in cash payments related to the extension of an option agreement with El Paso Natural Gas (see “Other Development Opportunities”).

Cash Used For Investing Activities.  Cash used for investing activities in the year ended December 31, 2012, was $3.3 million, compared with $4.1 million for the year ended December 31, 2011.  The 2011 period included additional investments in well-field and environmental work.

Cash Provided by Financing Activities.  Cash provided by financing activities totaled $5.0 million for the year ended December 31, 2012, compared with $17.1 million for the year ended December 31, 2011.  The 2012 results include $5.0 million in proceeds received under our working capital facility.  The 2011 results include $2.0 million in proceeds received under our working capital facility, $9.1 million in proceeds from the issuance of shares under a shelf takedown offering, and $6.0 million in proceeds from a private placement.  See “Current Financing Arrangements” above.

(b)           Outlook

    Short-Term Outlook.  The $17.5 million in proceeds from the issuance of long-term debt in March 2013 provides us with sufficient funds to meet our expected working capital needs until mid 2014.  Should we require additional working capital to fund operations, we expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities.  See “Long-Term Outlook”.  No assurances can be given, however, as to the availability or terms of any few financing.

    Long-Term Outlook. In the longer term, we will need to raise additional capital to finance working capital needs, capital expenditures and any payments due under our new term debt at maturity in March 2016 or our new convertible bond at maturity in March 2018 (see “Current Financing Arrangements” above).

    Our future working capital needs will depend upon the specific measures we pursue in the entitlement and development of our water resources and other developments.  Future capital expenditures will depend primarily on the progress of the Water Project.

    We will evaluate the amount of cash needed, and the manner in which such cash will be raised, on an ongoing basis.  We may meet any future cash requirements through a variety of means, including equity or debt placements, or through the sale or other disposition of assets.  Equity placements would be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon our existing stockholders.  Limitations on our liquidity and ability to raise capital may adversely affect us.  Sufficient liquidity is critical to meet our resource development activities.  Although we currently expect our sources of capital to be sufficient to meet our near-term liquidity needs, there can be no assurance that our liquidity requirements will continue to be satisfied.  If the Company cannot raise needed funds, it might be forced to make substantial reductions in its operating expenses, which could adversely affect its ability to implement its current business plan and ultimately its viability as a company.

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

    The Company tests goodwill for impairment annually as of December 31, or more frequently if events or circumstances indicate carrying values may not be recoverable, using the market method, as well as the discounted cash-flow method.

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

    (5)  Stock-Based Compensation.  The Company applies the Black-Scholes valuation model in determining the fair value of options granted to employees and consultants.  For employees, the fair value is then charged to expense on the straight-line basis over the requisite service period.  For consultants, the fair value is remeasured at each reporting period and recorded as a liability until the award is settled.

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

(d)           New Accounting Pronouncements

    See Note 2 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies”.

(e)           Off Balance Sheet Arrangements

    The Company does not have any off balance sheet arrangements at this time.

(f)           Certain Known Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long term debt obligations	$65,313	$65,273	$23	$17	$-

Interest payable	1,972	1,972	-	-	-

Operating leases	582	219	363	-	-
	$67,867	$67,464	$386	$17	$-
* The above table does not reflect unrecognized tax benefits of $3.3 million, the timing of which is uncertain. See Note 7 to the Consolidated Financial Statements, “Income Taxes”.

    Long-term debt included in the table above primarily reflects the Convertible Term Loan, which is described above in Item 7, ”Management’s Discussion and Analysis of Financial Condition and Results of Operation; Liquidity and Capital Resources”.  Operating leases include the lease of the Company’s executive offices, as described in Item 2, “Properties”.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

    As of December 31, 2012, all of our indebtedness bore interest at fixed rates; therefore, we are not exposed to market risk from changes in interest rates on long-term debt obligations.

ITEM 8.  Financial Statements and Supplementary Data

    The information required by this item is submitted in response to Part IV below. See the Index to Consolidated Financial Statements.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable.

ITEM 9A.  Controls and Procedures

Disclosure Controls and Procedures

    We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to our Board of Directors.  Based on their evaluation as of December 31, 2012, our Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the criteria in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.  The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

    The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2012.

ITEM 11.  Executive Compensation

    The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2012.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2012.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

    The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2012.

ITEM 14.  Principal Accounting Fees and Services

    The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2012.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

1.	Financial Statements. See Index to Consolidated Financial Statements.

2.	Financial Statement Schedule. See Index to Consolidated Financial Statements.

3.	Exhibits.

The following exhibits are filed or incorporated by reference as part of this Form 10-K.

3.1	Cadiz Certificate of Incorporation, as amended (1)

3.2	Amendment to Cadiz Certificate of Incorporation dated November 8, 1996(2)

3.3	Amendment to Cadiz Certificate of Incorporation dated September 1, 1998(3)

3.4	Amendment to Cadiz Certificate of Incorporation dated December 15, 2003(4)

3.5	Certificate of Elimination of Series D Preferred Stock, Series E-1 Preferred Stock and Series E-2 Preferred Stock of Cadiz Inc. dated December 15, 2003(4)

3.6	Certificate of Elimination of Series A Junior Participating Preferred Stock of Cadiz Inc., dated March 25, 2004(4)

3.7	Amended and Restated Certificate of Designations of Series F Preferred Stock of Cadiz Inc. (5)

3.8	Cadiz Bylaws, as amended (6)

3.9	Second Amended and Restated Certificate of Designations of Series F Preferred Stock of Cadiz Inc. dated June 30, 2006, as corrected by Certificate of Correction dated March 14, 2007(13)

3.10	Certificate of Elimination of Series F Preferred Stock of Cadiz Inc. (as filed August 3, 2007) (15)

4.1	Form of Subscription Agreement used for issuance of shares and warrants in December 2011(7)

4.2	Form of Warrant Agreement (7)

10.1	Limited Liability Company Agreement of Cadiz Real Estate LLC dated December 11, 2003(4)

10.2	Amendment No. 1, dated October 29, 2004, to Limited Liability Company Agreement of Cadiz Real Estate LLC (8)

10.3	Amendment No. 2 dated March 5, 2013, to Limited Liability Company Agreement of Cadiz Real Estate LLC

10.4
Settlement Agreement dated as of August 11, 2005 by and between Cadiz Inc., on the one hand, and Sun World International, Inc., Sun Desert, Inc., Coachella Growers and Sun World/Rayo, on the other hand (9)

10.5
$36,375,000 Credit Agreement among Cadiz Inc. and Cadiz Real Estate LLC, as Borrowers, the Several Lenders from time to time parties thereto, and Peloton Partners LLP, as Administrative Agent, dated as of June 26, 2006(10)

10.6
Amendment No. 1 dated September 29, 2006 to the $36,375,000 Credit Agreement among Cadiz Inc. and Cadiz Real Estate LLC, as Borrowers, the Several Lenders from time to time parties thereto and Peloton Partners LLP, as Administrative Agent, dated as of June 26, 2006(11)

10.7	Outside Director Compensation Plan (12)

10.8	2007 Management Equity Incentive Plan (14)

10.9
Amendment No. 2 dated October 1, 2007 to Reorganization Plan and Agreement for Purchase and Sale of Assets dated as of February 18, 1998 among Cadiz Inc. and Mark A. Liggett in his capacity as successor in interest to Exploration Research Associates, Incorporated., a California corporation (“ERA”) and in his individual capacity as former sole shareholder of ERA and as the successor in interest to ERA (16)

10.10	Longitudinal Lease Agreement dated September 17, 2008 between Arizona & California Railroad Company and Cadiz Real Estate, LLC (17)

10.11	Amended and Restated Employment Agreement between Keith Brackpool and Cadiz Inc. dated May 22, 2009(18)

10.12	Employment Agreement between Timothy J. Shaheen and Cadiz Inc. dated May 22, 2009(18)

10.13
Amendment No. 2 to the Credit Agreement among Cadiz Inc. and Cadiz Real Estate LLC, as Borrowers, the Several Lenders from time to time parties thereto, and LC Capital Master Fund Ltd., as Administrative Agent, dated as of June 4, 2009(19)

10.14	2009 Equity Incentive Plan (20)

10.15	Services and Exclusivity Agreement with Layne Christensen Company dated November 2, 2009, as amended by amendments dated January 4, 2010, January 27, 2010(21)

10.16	Form of Option Agreement with Santa Margarita Water District (23)

10.17	Form of Environmental Processing and Cost Sharing Agreement with Santa Margarita Water District (22)

10.18	Form of Environmental Processing and Cost Sharing Agreement with Three Valleys Municipal Water District (22)

10.19	Option Agreement with Golden State Water Company dated June 25, 2010(22)

10.20	Option Agreement with Suburban Water Systems dated October 4, 2010(24)

10.21
Amendment No. 3 to the Credit Agreement and Amendment No. 2 to the Registration Rights Agreement among Cadiz Inc. and Cadiz Real Estate LLC, as Borrowers, the Several Lenders from time to time parties thereto, and LC Capital Master Fund Ltd., as Administrative Agent, dated as of October 19, 2010(25)

10.22	Amendment No. 3 to the Services and Exclusivity Agreement with Layne Christensen Company dated April 8, 2010(26)

10.23	Letter agreement with Scott S. Slater dated April 12, 2011(27)

10.24
Amendment No. 4 to the Credit Agreement among Cadiz Inc. and Cadiz Real Estate LLC, as Borrowers, the Several Lenders from time to time parties thereto, and LC Capital Master Fund Ltd., as Administrative Agent, dated July 25, 2011(28)

10.25	Option Agreement with California Water Service Company dated December 1, 2011(29)

10.26	Option Agreement with Questar Southern Trails Pipeline Company dated August 12, 2011(30)

10.27	Option Agreement for Purchase of Line No. 1904 Facilities with El Paso Natural Gas Company dated September 8, 2011, as amended by amendment dated February 8, 2012(30)

10.28 Addendum to Employment Agreement between Timothy J. Shaheen and Cadiz Inc. dated February 14, 2012(30)

10.29	Form of Memorandum of Understanding by and among Cadiz Inc., County of San Bernardino and Santa Margarita Water District(31)

10.30	First Amended Agreement to Option Agreement with Questar Southern Trails Pipeline Company dated June 29, 2012(32)

10.31
Amendment No. 5 to Credit Agreement and Amendment No. 3 to Registration Rights Agreement among Cadiz Inc. and Cadiz Real Estate LLC, as Borrowers, the Several Lenders from time to time parties thereto, and LC Capital Master Fund Ltd., as Administrative Agent, dated as of August 8, 2012(32)

10.32	Water Purchase and Sale Agreement among Cadiz Inc., Cadiz Real Estate LLC, Fenner Valley Mutual Water Company and Santa Margarita Water District dated July 31, 2012(33)

10.33
Groundwater Management, Monitoring, and Mitigation Plan for the Cadiz Valley Groundwater Conservation, Recovery and Storage Project approved by the Santa Margarita Water District and the County of San Bernardino Board of Supervisors effective October 1, 2012(33)

10.34
Amendment No. 6 to Credit Agreement and Amendment No. 4 to the Registration Rights Agreement among Cadiz Inc. and Cadiz Real Estate LLC, as Borrowers, the Several Lenders from time to time parties thereto, and LC Capital Master Fund Ltd., as Administrative Agent, dated as of October 30, 2012(33)

10.35	Second Amended Option Agreement with El Paso Natural Gas Company dated December 7, 2012(34)

10.36
Notice of Termination of Option Agreement between Cadiz Inc. and Questar Southern Trails Pipeline Company, dated August 12, 2011, and as amended June 29, 1012, by Questar Southern Trails Pipeline Company dated October 26, 2012

10.37	Revised Terms of Engagement with Brownstein Hyatt Farber and Schreck dated January 9, 2013

10.38	Letter agreement with Scott Slater dated January 10, 2013

10.39
Amended and Restated Credit Agreement among Cadiz Inc. and Cadiz Real Estate LLC, as Borrowers, the Several Lenders from time to time parties hereto, and LC Capital Master Fund, Ltd., as Administrative Agent, dated as of March 5, 2013

10.40	Indenture among Cadiz Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of March 5, 2013

10.41	Private Placement Purchase Agreement among Cadiz Inc. and Purchasers (as defined therein) dated as of March 4, 2013

10.42	Exchange Agreement among Cadiz Inc. and Holders (as defined therein) dated March 4, 2013

10.43	Placement Agent Agreement with B. Riley & Co. LLC dated March 4, 2013

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Scott Slater, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Scott Slater, Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________________________________________________________________

(1)	Previously filed as an Exhibit to our Registration Statement of Form S-1 (Registration No. 33-75642) declared effective May 16, 1994 filed on February 23, 1994
(2)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 filed on November 14, 1996
(3)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 filed on November 13, 1998
(4)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003 filed on November 2, 2004
(5)	Previously filed as an Exhibit to our Current Report on Form 8-K dated November 30, 2004 filed on December 2, 2004
(6)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed on August 13, 1999
(7)	Previously filed as an Exhibit to our Registration Statement on Form S-3 (Registration No. 333-180403) filed on April 12, 2012
(8)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed on March 31, 2005
(9)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 14, 2005
(10)	Previously filed as an Exhibit to our registration statement on Form S-3 (Registration no. 333-136117) filed on July 28, 2006
(11)	Previously filed as an Exhibit to our Current Report on Form 8-K dated October 4, 2007 and filed on October 4, 2006
(12)	Previously filed as Appendix B to our definitive proxy dated October 10, 2006 and filed October 10, 2006

(13)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 16, 2007
(14)	Previously filed as Appendix A to our definitive proxy dated April 27, 2007 and filed April 27, 2007
(15)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 6, 2007
(16)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 14, 2008
(17)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 on November 10, 2008
(18)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on August 10, 2009
(19)	Previously filed as an Exhibit to the Post-Effective Amendment No. 1 to our Registration Statement on Form S-3 (Registration No. 333-136117) filed on August 3, 2009
(20)	Previously filed as Appendix A to our definitive proxy dated November 3, 2009, and filed on November 5, 2009
(21)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 15, 2010
(22)	Previously filed as an Exhibit to our Current Report on Form 8-K dated June 23, 2010 and filed on June 24, 2010
(23)	Previously filed as an Exhibit to our Current Report on Form 8-K dated June 25, 2010 and filed on June 30, 2010
(24)	Previously filed as an Exhibit to our Current Report on Form 8-K dated October 4, 2010 and filed on October 7, 2010
(25)	Previously filed as an Exhibit to our Current Report on Form 8-K dated October 19, 2010 and filed on October 20, 2010
(26)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 16, 2011
(27)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 9, 2011
(28)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 8, 2011
(29)	Previously filed as an Exhibit to our Current Report on Form 8-K dated December 1, 2011, and filed on December 7, 2011
(30)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on March 15, 2012
(31)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 9, 2012
(32)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012
(33)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 8, 2012
(34)	Previously filed as an Exhibit to our Current Report on Form 8-K dated December 7, 2012, and filed on December 12, 2012

CADIZ INC. CONSOLIDATED FINANCIAL STATEMENTS

(Schedules other than those listed above have been omitted since they are either not required, inapplicable, or the required information is included on the financial statements or notes thereto.)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cadiz Inc:

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cadiz Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 15, 2013

Cadiz Inc.

Consolidated Statements of Operations
	Year Ended December 31,
(In thousands, except per share data)	2012	2011	2010

Total revenues	$362	$1,019	$1,023

Costs and expenses:
Cost of sales (exclusive of depreciation shown below)	521	1,441	927
General and administrative	12,559	10,447	10,801
Depreciation	350	365	344

Total costs and expenses	13,430	12,253	12,072

Operating loss	(13,068)	(11,234)	(11,049)

Interest expense, net	(6,817)	(5,704)	(4,734)
Other Income (expense), net	-	108	(110)

Loss before income taxes	(19,885)	(16,830)	(15,893)

Income tax (benefits) expense	(311)	7	6

Net loss and comprehensive loss	$(19,574)	$(16,837)	$(15,899)

Basic and diluted net loss per share	$(1.27)	$(1.20)	$(1.16)

Weighted-average shares outstanding	15,438	14,082	13,672

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Balance Sheets

	December 31,
($ in thousands)	2012	2011

ASSETS

Current assets:
Cash and cash equivalents	$1,685	$11,370
Accounts receivable	260	139
Prepaid expenses and other	404	604
Total current assets	2,349	12,113

Property, plant, equipment and water programs, net	44,074	41,886
Goodwill	3,813	3,813
Other assets	282	186

Total assets	$50,518	$57,998

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$957	$1,069
Accrued liabilities	1,395	1,049
Tax liability	-	321
Current portion of long term debt	11	4

Total current liabilities	2,363	2,443

Long-term debt	63,250	52,032
Deferred revenue	750	670
Other long-term liabilities	923	923

Total liabilities	67,286	56,068

Commitments and contingencies (Note 12)

Stockholders' (deficit) equity:
Common stock - $0.01 par value; 70,000,000 shares
authorized; shares issued and outstanding: 15,438,961 at
December 31, 2012, and 15,429,541 at December 31, 2011	154	154

Additional paid-in capital	301,039	300,163
Accumulated deficit	(317,961)	(298,387)
Total stockholders' (deficit) equity	(16,768)	1,930

Total liabilities and stockholders' equity	$50,518	$57,998

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Cash Flows
	Year Ended December 31,
($ in thousands)	2012	2011	2010

Cash flows from operating activities:
Net loss	$(19,574)	$(16,837)	$(15,899)
Adjustments to reconcile net loss to net cash
Used for operating activities:
Depreciation	350	365	344
Amortization of deferred loan costs	108	72	42
Amortization of debt discount	3,123	2,372	1,918
Interest added to loan principal	3,589	3,261	2,782
Unrealized (gain) loss on derivative liability	-	(108)	110
Compensation charge for stock awards and share options	383	2,376	4,009
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(121)	138	(102)
Decrease (increase) in prepaid expenses and other	200	(305)	63
(Increase) decrease in other assets	(109)	63	220
Increase (decrease) in accounts payable	128	304	(141)
Increase (decrease) in accrued liabilities	273	285	(107)
Increase in deferred revenue	250	500	-

Net cash used for operating activities	(11,400)	(7,514)	(6,761)

Cash flows from investing activities:
Additions to property, plant and equipment	(3,226)	(4,140)	(1,184)
Other Assets (restricted cash)	(63)	-	-

Net cash used for investing activities	(3,289)	(4,140)	(1,184)

Cash flows from financing activities:
Net proceeds from issuance of common stock	-	15,129	-
Proceeds from issuance of long-term debt	5,014	2,000	5,000
Principal payments on long-term debt	(10)	(16)	(22)

Net cash provided by financing activities	5,004	17,113	4,978

Net increase (decrease) in cash and cash equivalents	(9,685)	5,459	(2,967)

Cash and cash equivalents, beginning of period	11,370	5,911	8,878

Cash and cash equivalents, end of period	$1,685	$11,370	$5,911

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Stockholders’ (Deficit) Equity
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity

Balance as of December 31, 2009	13,500,997	$135	$276,749	$(265,651)	$11,233

Issuance of shares pursuant to stock awards	176,775	2	-	-	2
Convertible term loan conversion option	-	-	1,603	-	1,603
Stock compensation expense	-	-	4,007	-	4,007
Net loss	-	-	-	(15,899)	(15,899)
Balance as of December 31, 2010	13,677,772	137	282,359	(281,550)	946

Issuance of shares pursuant to stock awards	151,466	1	-	-	1
Issuance of shares pursuant to Private Placement and Shelf Takedown	1,600,303	16	15,113	-	15,129
Convertible term loan conversion option	-	-	343	-	343
Stock compensation expense	-	-	2,348	-	2,348
Net Loss	-	-	-	(16,837)	(16,837)
Balance as of December 31, 2011	15,429,541	154	300,163	(298,387)	1,930

Issuance of shares pursuant to stock awards	9,420	-	-	-	-
Stock compensation expense	-	-	343	-	343
Issuance of warrants	-	-	533	-	533
Net loss	-	-	-	(19,574)	(19,574)
Balance as of December 31, 2012	15,438,961	$154	$301,039	$(317,961)	$(16,768)

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Notes to the Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

    Cadiz Inc. (“Cadiz” or the “Company”) is a land and water resource development company with 45,000 acres of land in three areas of eastern San Bernardino County, California.  Virtually all of this land is underlain by high-quality, naturally recharging groundwater resources, and is situated in proximity to the Colorado River and the Colorado River Aqueduct (“CRA”), the major source of imported water for Southern California.  The Company’s main objective is to realize the highest and best use of these land and water resources in an environmentally responsible way.

    For more than 20 years, the Company has maintained an agricultural development at its 34,000-acre property in the Cadiz Valley, relying upon groundwater from the underlying aquifer system for irrigation.  In 1993, Cadiz secured permits to develop agriculture on up to 9,600 acres of the Cadiz Valley property and withdraw more than one million acre-feet of groundwater from the underlying aquifer system.  Since that time, the Company has maintained various levels of agriculture at the property and this operation has provided its principal source of revenue.

    At present, the Company’s water development efforts are primarily focused on the Cadiz Valley Water Conservation, Recovery and Storage Project (the “Water Project” or the “Project”), which will capture and conserve millions of acre-feet of native groundwater currently being lost to evaporation from the aquifer system beneath the Company’s Cadiz Valley property and deliver it to water providers throughout Southern California.  Cadiz believes that the ultimate implementation of this Water Project will create the primary source of its future cash flow and, accordingly, its working capital requirements relate largely to the development activities associated with this Water Project.

    The Company also continues to explore additional uses of its land and water resource assets, including additional agricultural opportunities, renewable energy power generation opportunities, and the development of a land conservation bank on its properties outside the Water Project area.

    In addition to these development efforts, Cadiz will also pursue strategic investments in complementary business or infrastructure to meet its objectives.  The Company cannot predict with certainty when or if these objectives will be realized.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $19.6 million, $16.8 million and $15.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.  The Company had a working capital deficit of $14 thousand at December 31, 2012, and used cash in operations of $11.4 million for the year ended December 31, 2012.  Currently, the Company’s sole focus is the development of its land and water assets.

    Cash requirements during the twelve months ended December 31, 2012, primarily reflect:  (i) certain administrative costs related to the Company’s water development efforts, including legal and consulting costs associated with the Final Environmental Impact Report for the Water Project; (ii) litigation costs; (iii) due diligence costs associated with exploring the feasibility of converting the natural gas pipelines, which the Company currently has the option to purchase, to water transportation facilities; and (iv) $1.0 million in cash payments related to the extension of an option agreement with El Paso Natural Gas.

    In June 2006, the Company raised $36.4 million through the private placement of a five year zero coupon convertible term loan with Peloton Partners LLP (“Peloton”), as administrative agent, and an affiliate of Peloton and another investor, as lenders (the “Term Loan”).  The proceeds of the Term Loan were partially used to repay the Company’s prior term loan facility with ING Capital LLC (“ING”).  On April 16, 2008, the Company was advised that Peloton’s interest in the Term Loan had been assigned to an affiliate of Lampe, Conway & Company LLC (“Lampe Conway”), and Lampe Conway subsequently replaced Peloton as administrative agent of the loan.  On June 4, 2009, the Company completed arrangements to amend the Term Loan as to certain of its conversion features and extend its maturity to June 2013.  This facility was further modified as to certain of its conversion features on October 19, 2010, in connection with a new $10 million working capital facility with the existing lenders.

    On October 30, 2012, the Company increased the capacity of its existing Term Loan facility with an additional $5 million facility.

    On March 5, 2013, the Company completed arrangements to amend and restate its credit facility with the existing lenders.  Under the new terms of the agreement, the existing lenders hold $30 million of non-convertible secured debt, with the balance of the Company’s outstanding debt of approximately $36 million held in a convertible bond instrument.  Further, the Company increased the capacity of the convertible bond instrument with an additional $17.5 million to be used for working capital purposes.  See Note 15, “Subsequent Events”,

    In June 2011, the Company filed a shelf registration statement on Form S-3 registering the sale of up to $50 million of the Company’s common stock in one or more public offerings.  The registration statement was declared effective on June 10, 2011.  On July 8, 2011, the Company raised $4 million with the sale of 363,636 shares at $11 per share by way of takedown from this shelf registration.  The proceeds were used to replace the unutilized portion of its working capital facility and for general corporate purposes.

    On November 30, 2011, the Company raised $6 million in a private placement of 666,667 shares of Common Stock at a price of $9 per share.  For every three (3) shares of Common Stock issued, the Company issued (1) Common Stock purchase warrant (collectively, the “Warrants”) entitling the holder to purchase, commencing 90 days from the date of the issuance and prior to December 8, 2014, one (1) share of Common Stock at an exercise price of $13 per share.  These shares were registered for resale through the Company’s filing of a registration statement on Form S-3 on March 28, 2012.

    On December 14, 2011, the Company sold 570,000 shares of Common Stock from its existing shelf registration at a price of $9 per share for total proceeds of $5.1 million.

    The $17.5 million in proceeds from the issuance of long-term debt in March 2013 provides the Company with sufficient funds to meet its expected working capital needs until mid 2014.  Based upon the Company’s current and anticipated usage of cash resources, in connection with pre-construction activities following the approval of the Final Environmental Impact Report, it may require additional working capital during 2014 to meet its cash resource needs from that point forward and to continue to finance its operations until such time as its asset development programs produce revenues.  The Company will evaluate the amount of cash needed, and the manner in which such cash will be raised, on an ongoing basis.  The Company may meet any future cash requirements through a variety of means, including equity or debt placements, or through the sale or other disposition of assets.  Equity placements would be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon our existing stockholders.  Limitations on the Company’s liquidity and ability to raise capital may adversely affect it.  Sufficient liquidity is critical to meet its resource development activities.  Although the Company currently expects its sources of capital to be sufficient to meet its near-term liquidity needs, there can be no assurance that its liquidity requirements will continue to be satisfied.  If the Company cannot raise needed funds, it might be forced to make substantial reductions in its operating expenses, which could adversely affect its ability to implement its current business plan and ultimately its viability as a company.

Principles of Consolidation

    The consolidated financial statements include the accounts of Cadiz Inc. and all subsidiaries.  All significant intercompany transactions and balance have been eliminated in consolidation.

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

Stock-Based Compensation

    General and administrative expenses include $0.4 million, $2.4 million and $4.0 million of stock-based compensation expenses in the years ended December 31, 2012, 2011 and 2010, respectively.

    The Company applies the Black-Scholes valuation model in determining the fair value of options granted to employees and consultants.  For employees, the fair value is then charged to expense on the straight-line basis over the requisite service period.  For consultants, the fair value is remeasured at each reporting period and recorded as a liability until the award is settled.

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

Net Loss Per Common Share

    Net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding.  Options, deferred stock units, warrants, and the zero coupon term loan convertible into or exercisable for certain shares of the Company’s common stock were not considered in the computation of net loss per share because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 2,996,000 shares, 2,655,000 shares and 2,423,000 shares for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Property, Plant, Equipment and Water Programs

    Property, plant, equipment and water programs are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally ten to forty-five years for land improvements and buildings, and five to fifteen years for machinery and equipment.  Leasehold improvements are amortized over the shorter of the term of the relevant lease agreement or the estimated useful life of the asset.

    Water rights, storage and supply programs are stated at cost.  Certain costs directly attributable to the development of such programs have been capitalized by the Company.  These costs, which are expected to be recovered through future revenues, consist of direct labor, drilling costs, consulting fees for various engineering, hydrological, environmental and additional feasibility studies, and other professional and legal fees.  While interest on borrowed funds is currently expensed, interest costs related to the construction of project facilities will be capitalized at the time construction of these facilities commences.

Goodwill and Other Assets

    As a result of a merger in May 1988 between two companies which eventually became known as Cadiz Inc., goodwill in the amount of $7,006,000 was recorded.  Approximately $3,193,000 of this amount was amortized prior to the adoption of ASC 350 on January 1, 2002.  Since the adoption of ASC 350, there have been no goodwill impairments recorded.

Amounts
(in thousands)

Balance at December 31, 2010	$3,813
Adjustments	-

Balance at December 31, 2011	3,813
Adjustments	-

Balance at December 31, 2012	$3,813

    Deferred loan costs represent costs incurred to obtain debt financing.  Such costs are amortized over the life of the related loan.  At December 31, 2012, the deferred loan fees relate to the zero coupon secured convertible term loan with Lampe Conway, as described in Note 6, “Long-Term Debt”.

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

    The Company tests goodwill for impairment annually as of December 31, or more frequently if events or circumstances indicate carrying values may not be recoverable, using the market method, as well as the discounted cash-flow method.

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

Supplemental Cash Flow Information

    No cash payments, including interest, are due on the corporate term debt prior to March 5, 2016, the final maturity date.

    The Company recorded non-cash additions to fixed assets of $1,090,000, $1,826,000 and $1,276,000 at December 31, 2012, 2011 and 2010, respectively, which were accrued at the respective year ends, for the costs directly attributable to the development of the Water Project.

    Cash payments for income taxes were $10,000, $6,500, and $6,400 in the years ended December 31, 2012, 2011, and 2010, respectively.

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

Goodwill impairment

    Effective January 1, 2012, the Company adopted an update to the authoritative guidance related to goodwill impairment testing. This update gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step test mandated prior to the update. If, after assessing the totality of events and circumstances, a company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it must perform the two-step test. Otherwise, a company may bypass the two-step test. Companies are not required to perform the qualitative assessment and may, instead proceed directly to the first step of the two-part test. The adoption of this update guidance did not have a material impact on the Company’s Consolidated Financial Statements.

NOTE 3 – PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

    Property, plant, equipment and water programs consist of the following (dollars in thousands):

	December 31,
	2012	2011

Land and land improvements	$24,191	$24,188
Water programs	21,324	18,914
Buildings	1,187	1,187
Leasehold improvements	570	570
Furniture and fixtures	458	458
Machinery and equipment	1,122	997
Construction in progress	103	103
	48,955	46,417
Less accumulated depreciation	(4,881)	(4,531)

	$44,074	$41,886

NOTE 4 – OTHER ASSETS

    Other assets consist of the following (dollars in thousands):

	December 31,
	2012	2011

Deferred loan costs, net	$81	$148
Prepaid rent and option payments	68	31
Security deposits	133	7
	$282	$186

    Deferred loan costs consist of legal and other fees incurred to obtain debt financing.  Amortization of deferred loan costs was approximately $108,000, $72,000, and $42,000 in 2012, 2011 and 2010, respectively.  Prepaid fees consist of rental fees incurred to obtain the right-of-way for the Water Project, as well as cash payments related to the extension of an option agreement with El Paso Natural Gas to purchase an underground natural gas pipeline.    Amortization of prepaid fees was approximately $1,088,000, $136,000 and $132,000 in 2012, 2011 and 2010, respectively.

NOTE 5 – ACCRUED LIABILITIES

    At December 31, 2012 and 2011, accrued liabilities consist of the following (dollars in thousands):

	December 31,
	2012	2011

Payroll, bonus, and benefits	$160	$150
Well-field, environmental studies, legal and consulting	884	716
Stock-based compensation	67	27
Other accrued expenses	284	156
	$1,395	$1,049

NOTE 6 – LONG-TERM DEBT

    At December 31, 2012 and 2011, the carrying amount of the Company’s outstanding debt is summarized as follows (dollars in thousands):

	December 31,
	2012	2011
Zero coupon secured convertible term loan due June 29, 2013. Interest accruing at 5% per annum until June 29, 2009 and at 6% thereafter	$65,262	$56,673
Other loans	50	4
Debt discount	(2,051)	(4,641)
	63,261	52,036

Less current portion	11	4

	$63,250	$52,032

    The carrying value of the Company’s debt, before discount, approximates fair value.  The fair value of the Company’s debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders.

    Pursuant to the Company’s loan agreements, annual maturities of long-term debt outstanding on December 31, 2012, are as follows:

12 Months Ending December 31	$000’s

2013	65,273
2014	11
2015	11
2016	11
2017	6
$65,312

    In June 2006, the Company raised $36.4 million through the private placement of a five-year zero coupon convertible term loan with Peloton, as administrative agent, and an affiliate of Peloton and another investor, as lenders (the “Term Loan”).  The proceeds of the Term Loan were partially used to repay the Company’s prior term loan facility with ING.  On April 16, 2008, the Company was advised that Peloton’s interest in the Term Loan had been assigned to an affiliate of Lampe Conway, and Lampe Conway subsequently replaced Peloton as administrative agent of the loan.  On June 4, 2009, the Company completed arrangements to amend the Term Loan as to certain of its conversion features and extend its maturity to June of 2013.  This facility was further modified as to certain of its conversion features on October 19, 2010, in connection with a new $10 million working capital facility with the existing lenders.  On October 30, 2012, the Company increased the capacity of its existing Term Loan facility with an additional $5 million facility.  The Term Loan consisted of the following tranches as of December 31, 2012:

Tranche	Principal Amount (in thousands)	Conversion Price (per share)	Potential Number of Shares Issuable

Tranche A-1	$4,550	$7.00	650,000
Tranche A-2a	2,411	$35.00	68,889
Tranche A-2b	7,419	Non-Convertible	-
Tranche B-1	2,856	$13.50	211,565
Tranche B-2	2,190	$12.50	175,239
Tranche B-3a	6,810	$35.00	194,558
Tranche B-3b	26,072	Non-Convertible	-
Tranche C-1	5,712	$13.50	423,130
Tranche C-2	2,190	$12.50	175,239
Tranche D	5,052	Non-Convertible	-
	$65,262		1,898,620

    On March 5, 2013, the Company completed arrangements to amend and restate its credit facility with the existing lenders.  Under the new terms of the agreement, the existing lenders hold $30 million of non-convertible secured debt, with the balance of the Company’s outstanding debt of approximately $36 million held in a convertible bond instrument.  Further, the Company increased the capacity of the convertible bond instrument with an additional $17.5 million to be used for working capital purposes.  See Note 15, “Subsequent Events”.

    The Term Loan is collateralized by substantially all of the assets of the Company, and contains representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company’s ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another entity.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on the Company’s ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the loan were negotiated by the parties with a view towards the Company’s operating and financial condition as it existed at the time the agreements were executed.  At December 31, 2012, the Company was in compliance with its debt covenants.

    As a result of the modifications of the convertible debt arrangements in June 2009 and October 2010, the change in conversion value between the original and modified instrument totaling approximately $3.2 million was recorded as additional debt discount with an offsetting amount recorded as additional paid-in capital.  Such debt discount is accreted to the redemption value of the instrument over the remaining term of the loan as additional interest expense.  In connection with the modification transaction in October 2010, the Company recorded a derivative liability related to the conversion option.  The fair value of the derivative liability was marked-to-market at the end of each reporting period with the associated change in fair value recorded as other income (expense).  On July 25, 2011, the Company entered into an amendment to the facility eliminating the availability to the Company of the unused $3 million portion of the facility.  As a result, the conversion option related to the unused portion of the facility no longer exists and a derivative liability is no longer being recorded.  On October 30, 2012, the Company increased the capacity of the Term Loan with an additional $5 million facility.  As a result of this transaction, the Company issued warrants to the lenders to purchase shares of common stock.  The value of the warrants totaled approximately $533 thousand and was recorded as additional debt discount with a corresponding amount recorded as additional paid-in capital.

    The Company incurred $73,500 and $42,000 in 2010 and 2012 respectively, of outside legal expenses and lenders fees related to the negotiation and documentation of the loan, which is amortized over the life of the loan.

NOTE 7 – INCOME TAXES

    Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available carryforwards.  Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows (in thousands):

	December 31,
	2012	2011

Deferred tax assets:
Net operating losses	$50,502	$44,850
Fixed asset basis difference	7,141	7,177
Contributions carryover	2	2
Deferred compensation	2,367	2,230
Accrued liabilities	29	529

Total deferred tax assets	60,041	54,788

Valuation allowance for deferred tax assets	(60,041)	(54,788)

Net deferred tax asset	$-	$-

    The valuation allowance increased $5,253,000 and $4,476,000 in 2012 and 2011, respectively, due to an increase in net operating losses.  The change in deferred tax assets resulted from current year net operating losses, expiration of prior year loss carryovers, and changes to future tax deductions resulting from terms of stock compensation plans.

    As of December 31, 2012, the Company had net operating loss (“NOL”) carryforwards of approximately $124.5 million for federal income tax purposes and $92.2 million for California income tax purposes.  Such carryforwards expire in varying amounts through the year 2032.  Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes in 2005 and 2011.

    On August 26, 2005, a Settlement Agreement between Cadiz, on the one hand, and Sun World and three of Sun World’s subsidiaries, on the other hand, was approved by the U.S. Bankruptcy Court, concurrently with the Court’s confirmation of the amended reorganization plan.  The Settlement Agreement provides that following the September 6, 2005 effective date of Sun World’s plan of reorganization, Cadiz retains the right to utilize the Sun World NOL carryovers.  Sun World Federal NOLs are estimated to be approximately $58 million.

    As of December 31, 2012, the Company possessed unrecognized tax benefits totaling approximately $3.0 million.  There were no changes to unrecognized tax benefits during the 36 months ended December 31, 2012.

    None of these tax benefits, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.

    As of December 31, 2011, the Company had accrued a total of $321,000 for state taxes, interest and penalties related to income tax positions in prior returns.  As a result of the expiration of statutes of limitation during the year ended December 31, 2012, the Company recognized a state tax benefit of $321,000.

    The Company's tax years 2009 through 2012 remain subject to examination by the Internal Revenue Service, and tax years 2008 through 2012 remain subject to examination by California tax jurisdictions.  In addition, the Company's loss carryforward amounts are generally subject to examination and adjustment for a period of three years for federal tax purposes and four years for California purposes, beginning when such carryovers are utilized to reduce taxes in a future tax year.

    A reconciliation of the income tax benefit to the statutory federal income tax rate is as follows (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010

Expected federal income tax benefit at 34%	$(6,614)	$(5,720)	$(5,405)
Loss with no tax benefit provided	5,535	4,880	4,545
State income tax	10	7	6
State tax benefit	(321)	-	-
Stock Options	-	(6)	154
Non-deductible expenses and other	1,079	846	706

Income (benefit) tax expense	$(311)	$7	$6

    Because it is more likely than not that the Company will not realize its deferred tax assets, it has recorded a full valuation allowance against these assets.  Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.

NOTE 8 – EMPLOYEE BENEFIT PLANS

    The Company has a 401(k) Plan for its salaried employees.  The Company matches 100% of the first three percent of annual base salary and 50% of the next two percent of annual base salary contributed by an employee to the plan.  The Company contributed approximately $62,000, $55,000 and $49,000 to the plans in 2012, 2011 and 2010, respectively.

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

    In November 2008, the Company entered into an agreement with the law firm of Brownstein Hyatt Farber Schreck LLP (“Brownstein”) to provide legal and advisory services.  The primary services being provided are advising the Company as to the Water Project design and implementation, permit approvals, environmental compliance, negotiation and drafting of agreements related to the Water Project.  The agreement provides for interim payments due upon completion of specified milestones with respect to the Water Project, with the fee payable in cash and/or stock.  The first such milestone was satisfied on June 4, 2009, resulting in an obligation by the Company to pay a fee of $500,000, for which the parties agreed to payment in the form of 59,312 shares of the Company’s common stock valued at $8.43 per share, reflecting the fair market value of the stock on June 4, 2009.  On January 9, 2013, the agreement with Brownstein was revised as to certain incentive compensation provisions.  See Note 15, “Subsequent Events”.

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

    On November 30, 2011, the Company raised $6 million in a private placement of 666,667 shares of Common Stock at a price of $9 per share.  For every three (3) shares of Common Stock issued, the Company issued one (1) Common Stock purchase warrant (collectively, the “Warrants”) entitling the holder to purchase, commencing 90 days from the date of the issuance and prior to December 8, 2014, one (1) share of Common Stock at an exercise price of $13 per share.

    On October 30, 2012, the Company increased the capacity of its existing Term Loan facility with an additional $5 million facility.  Concurrently with the funding of the facility, the Company issued warrants to the lenders to purchase an aggregate of 250,000 shares of its common stock.  These warrants have an exercise price of $10 per share and must be exercised not later than two years from the date of issuance.

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

2003 Management Equity Incentive Plan

    In December 2003, concurrently with the completion of the Company’s then current financing arrangements with ING, the Company’s board of directors authorized the adoption of a Management Equity Incentive Plan.  As of December 31, 2012, a total of 315,000 common stock options remain outstanding under this plan.

Outside Director Compensation Plan

    The Cadiz Inc. Outside Director Compensation Plan was approved by the Company’s stockholders in November 2006.  Under the plan, each outside director receives $30,000 of cash compensation and receives a deferred stock award consisting of shares of the Company’s common stock with a value equal to $20,000 on June 30 of each year.  The award accrues on a quarterly basis, with $7,500 of cash compensation and $5,000 of stock earned for each fiscal quarter in which a director serves.  The deferred stock award vests automatically on the January 31 that first follows the award date.

2007 Management Equity Incentive Plan

    The 2007 Management Equity Incentive Plan was approved by stockholders at the 2007 Annual Meeting.  As of December 31, 2012, a total of 10,000 common stock options remain outstanding under this plan.

2009 Equity Incentive Plan

    The 2009 Equity Incentive Plan was approved by stockholders at the 2009 Annual Meeting.  The plan provides for the grant and issuance of up to 850,000 shares and options to the Company’s employees and consultants.  The plan became effective when the Company filed a registration statement on Form S-8 on December 18, 2009.  All options issued under the 2009 Equity Incentive Plan have a ten-year term with vesting periods ranging from issuance date to 24 months.  To date, 537,500 common stock purchase options have been issued under this plan and all remained outstanding as of December 31, 2012.

    All options that have been issued under the above plans have been issued to officers, employees and consultants of the Company.  In total, options to purchase 862,500 shares were unexercised and outstanding on December 31, 2012, under the three equity incentive plans.

    For consultants of the Company, the fair value of each option granted under the 2009 Equity Incentive Plan is estimated at each reporting period using the Black-Scholes option pricing model and recorded as a liability until the award is settled.

    For officers and employees of the Company, the fair value of each option granted under the plans was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted-average assumptions:

Risk-free interest rate	3.90%
Expected life	9.4 years
Expected volatility	52%
Expected dividend yield	0.0%

    The risk-free interest rate is assumed to be equal to the yield of a U.S. Treasury bond of comparable maturity, as published in the Federal Reserve Statistical Release for the relevant date.  The expected life estimate is based on an analysis of the employees receiving option grants and the expected behavior of each employee.  The expected volatility is derived from an analysis of the historical volatility of the trading price per share of the Company’s common stock on the NASDAQ Global Market.  The Company does not anticipate that it will pay dividends to common stockholders in the future.

    The Company recognized stock option related compensation costs of $284,000, $1,245,000, and $2,561,000 in fiscal 2012, 2011, and 2010, respectively, relating to these options.  No stock options were exercised during 2012.

    A summary of option activity under the plans as of December 31, 2012, and changes during the current year are presented below:

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000’s)

Outstanding January 1, 2012	862,500	$11.92	6.5	$7,516
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2012	862,500	$11.92	5.5	$7,499
Exercisable at December 31, 2012	817,502	$11.91	5.3	$7,147

    The weighted-average grant-date fair value of options granted during the years ended December 31, 2011 and 2010, were $7.28 and 7.65 per share, respectively.  No options were granted in 2012.  The following table summarizes stock option activity for the periods noted.

			Weighted-
			Average
	Amount		Exercise Price

Outstanding at January 1, 2010	325,000		$12.31
Granted	402,500		$11.51
Expired or canceled	-		$-
Exercised	-		$-

Outstanding at December 31, 2010	727,500		$11.86
Granted	135,000		$12.23
Expired or canceled	-		$-
Exercised	-		-

Outstanding at December 31, 2011	862,500		$11.92
Granted	-		$-
Expired or canceled	-		-
Exercised	-		-

Outstanding at December 31, 2012	862,500	(a)	$11.92

Options exercisable at December 31, 2012	817,502		$11.91

Weighted-average years of remaining contractual life of options outstanding at December 31, 2012	5.5

(a)	Exercise prices vary from $9.88 to $18.99, and expiration dates vary from May 2015 to December 2021.

Stock Awards to Directors, Officers, Consultants and Employees

    The Company has granted stock awards pursuant to its 2007 Management Equity Incentive Plan, 2009 Equity Incentive Plan and Outside Director Compensation Plan.

    Under the 2007 Management Equity Incentive Plan 250,000 shares were issued.  A 150,000-share award was issued that vested in three equal installments on January 1, 2008, January 1, 2009 and January 1, 2010.  Of the remaining 100,000 shares reserved under the 2007 Management Equity Incentive Plan, 10,000 were issued as options as described above, and 90,000 were issued as shares that vested in May 2009 consistent with the terms of the agreements pursuant to which those executives provided services to the Company.

    Of the total 850,000 shares reserved under the 2009 Equity Incentive Plan, 115,000 restricted shares of common stock were granted on January 14, 2010, and 140,000 restricted shares of common stock were granted on January 10, 2011, consistent with the terms of the agreements pursuant to which those executives provide services to the Company and which contemplate that such executives will participate in the Company’s long-term incentive plans.  The recipients of these restricted shares have a contractual agreement not to sell any of these shares for a period of three years following the effective date.  Of the remaining 595,000 shares reserved under the 2009 Equity Incentive Plan, 22,782 shares of common stock were issued to directors, 537,500 were issued as options as described above and 34,718 are available for future distribution.

    Under the Outside Director Compensation Plan, 72,782 shares have been awarded for the plan years ended June 30, 2006, through June 30, 2012.  Of the 72,782 shares awarded, 13,795 shares were awarded for service during the plan year ended June 30, 2012, became effective on that date and vested on January 31, 2013.

    The accompanying consolidated statements include approximately $99,000, $1,130,000 and $1,388,000 of stock-based compensation expense related to stock awards in the years ended December 31, 2012, 2011 and 2010, respectively.

    A summary of stock awards activity under the plans during the years ended December 31, 2012 and 2011 is presented below:

		Weighted-
		Average
		Grant-date
	Shares	Fair Value
		($000’s)

Nonvested at December 31, 2010	9,582	$116
Granted	151,304	951
Forfeited or canceled	-	-
Vested	(151,466)	(951)

Nonvested at December 31, 2011	9,420	102
Granted	13,795	99
Forfeited or canceled	-	-
Vested	(9,420)	(102)

Nonvested at December 31, 2012	13,795	$99

    As of December 31, 2012, the total unrecognized compensation cost related to unvested share-based awards under the plans totaled $50,000, and is expected to be recognized over a weighted-average period of one year.

Stock Purchase Warrants Issued to Non-Employees

    The Company accounts for equity securities issued to non-employees in accordance with the provisions of ASC 718 and ASC 505.

    On November 30, 2011, the Company raised $6 million with a private placement of 666,667 shares of Common Stock at a price of $9 per share.  For every three (3) shares of Common Stock issued, the Company issued one (1) Common Stock purchase warrant entitling the holder to purchase, commencing 90 days from the date of the issuance and prior to December 8, 2014, one (1) share of Common Stock at an exercise price of $13 per share.

    On October 30, 2012, the Company increased the capacity of its existing Term Loan facility with an additional $5 million facility.  Concurrently with the funding of the facility, the Company issued warrants to the lenders to purchase an aggregate of 250,000 shares of its common stock.  These warrants have an exercise price of $10 per share and must be exercised not later than two years from the date of issuance.

    As of December 31, 2012, 472,222 warrants remain outstanding.

NOTE 11 – SEGMENT INFORMATION

    The primary business of the Company is to acquire and develop land and water resources.  As a result, the Company’s financial results are reported in a single segment.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

    The Company leases equipment and office facilities under operating leases that expire through January 2016.  Aggregate rental expense under all operating leases was approximately $343,000, $338,000 and $371,000 in the years ended December 31, 2012, 2011 and 2010, respectively.  At December 31, 2012, the future minimum rental commitments under existing non-cancelable operating leases are as follows:

12 Months Ending December 31	$000’s

2013	219
2014	187
2015	176
$582

    In the normal course of its agricultural operations, the Company handles, stores, transports and dispenses products identified as hazardous materials.  Regulatory agencies periodically conduct inspections and, currently, there are no pending claims with respect to hazardous materials.

    The Company entered into a Services and Exclusivity Agreement with Layne Christensen Company (“Layne”) on November 2, 2009.  The agreement provides that the Company will contract exclusively with Layne for certain water related services, including drilling of boreholes, drilling of monitoring wells, completion of test wells, completion of production wells, and completion of aquifer, storage and recovery wells.  In exchange for the Services and Exclusivity Agreement, Layne has agreed to forego $923,000 for work performed.  This amount continues to be recorded as an other long-term liability as of December 31, 2012, and will be credited toward future work performed during the construction phase of the Water Project.

    In November 2008, the Company entered into an agreement with the law firm of Brownstein Hyatt Farber Schreck LLP (“Brownstein”) to provide legal and advisory services.  The primary services being provided are advising the Company as to Water Project design and implementation, permit approvals, environmental compliance, negotiation and drafting of agreements related to the Water Project.  Under the agreement, the Company had a potential obligation to pay an amount of up to 1% of the net present value of the Water Project with the fee payable in cash and/or stock.  This fee would have been payable upon receipt of all environmental approvals and permits and the completion of binding agreements for at least 51% of the Water Project’s annual capacity.  Interim payments of $1.5 million, to be credited to the final total, would have been made upon the achievement of certain specified milestones.  An interim payment amount of $500 thousand was earned in June 2009 in consideration for the legal and advisory services previously provided.  No further milestones have been met as of December 31, 2012.  On January 9, 2013, the agreement with Brownstein was revised as to certain incentive compensation provisions (see Note 15, “Subsequent Events”).  This arrangement may be terminated by either party upon 60 days notice, with any compensation earned but unpaid prior to termination payable following termination.

    Pursuant to cost sharing agreements that have been entered into by participants in the Company’s Water Project, $750 thousand in funds have offset costs incurred in the environmental analysis of the Water Project.  These funds may either be reimbursed or credited to participants participation in the Water Project and, accordingly, are fully reflected as deferred revenue as of December 31, 2012.

Third parties have the ability in California to file litigation challenging the approval of a project.  The Company is currently named as a real party in interest in eight lawsuits related to the Water Project approvals granted last year by the Santa Margarita Water District and County of San Bernardino in accordance with the California Environmental Quality Act (“CEQA”).  The cases seek various forms of relief, but are primarily focused on causing a reconsideration of the environmental documents and limitation of the Project approvals. The cases are expected to proceed to administrative trial later this year.  The Company cannot predict the outcome of any of the proceedings.  In the opinion of management, the ultimate outcome of each proceeding, individually and in the aggregate, will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

NOTE 13 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands except per share data)
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012

Revenues	$31	$6	$287	$38
Gross profit	31	4	(6)	(188)
Operating loss	(2,885)	(2,986)	(3,068)	(4,129)
Net loss	(4,448)	(4,584)	(4,736)	(5,806)
Basic and diluted net loss per common share	$(0.29)	$(0.30)	$(0.31)	$(0.38)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011

Revenues	$457	$40	$121	$401
Gross profit	25	22	(145)	(324)
Operating loss	(3,029)	(2,288)	(2,704)	(3,213)
Net loss	(4,254)	(3,728)	(4,105)	(4,750)
Basic and diluted net loss per common share	$(0.31)	$(0.27)	$(0.29)	$(0.33)

NOTE 14 – FAIR VALUE MEASUREMENTS

    The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012 and 2011, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market.  Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves.  Fair value determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	Investments at Fair Value as of December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total

Certificates of Deposit	$250	$-	$-	$250

Total investments at fair value	$250	$-	$-	$250

	Investments at Fair Value as of December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total

Certificates of Deposit	$6,500	$-	$-	$6,500

Total investments at fair value	$6,500	$-	$-	$6,500

NOTE 15 – SUBSEQUENT EVENTS

    On January 9, 2013, Cadiz revised its existing agreement with the Brownstein.  Under this agreement, Brownstein provides certain legal and advisory services to the Company, including the services of Mr. Scott Slater, the Company’s Chief Executive Officer.  As previously disclosed, the Company had agreed to pay to Brownstein an amount of up to 1% of the net present value of the Water Project as incentive compensation in consideration of the services provided by Brownstein under the original agreement.

    The revised agreement replaces the net present-value-based incentive compensation provisions of the original agreement with an agreement to issue up to a total of 400,000 shares of the Company’s common stock, with 100,000 shares earned upon the achievement of each of four enumerated milestones as follows:

i.	100,000 shares earned upon the execution of the revised agreement;

ii.	100,000 shares earned upon receipt by the Company of a final judicial order dismissing all legal challenges to the Final Environmental Impact Report for the Project;
iii.	100,000 shares earned upon the signing of binding agreements for more than 51% of the Project’s annual capacity; and

iv.
100,000 shares earned upon the commencement of construction of all of the major facilities contemplated in the Final Environmental Impact Report necessary for the completion and delivery of the Project.

    All shares earned upon achievement of any of the four milestones will be payable three years from the date earned.  The agreement also provides for base cash compensation payments to Brownstein of $25,000 per month.

    On March 5, 2013, the Company completed arrangements with its senior lenders to refinance the Company’s existing $66 million corporate term debt.  The new agreement establishes two separate debt instruments, a $30 million senior secured mortgage loan due in three years, and a new $53.5 million convertible bond due in five years, with no principal or interest payments due on either instrument until maturity.  The new debt instruments will replace all existing term debt on the Company’s balance sheet and provide $17.5 million in new working capital to fund the Company’s current operations, including pre-construction activities related to the Project.

    The major components of the refinancing include:

•
A $30 million senior term loan secured by the underlying assets of the Company, including landholdings and infrastructure (the “Senior Secured Debt”). The instrument, which will be held entirely by existing Lenders, will accrue interest at 8% per annum and require no principal or interest payments before maturity on March 5, 2016.  Prepayment would be mandatory following any asset sale or voluntarily at the Company’s option, subject to a premium. The Senior Secured Debt will have a senior position to any other Company debt instrument.

•
A $53.5 million convertible bond held by our existing Lenders and new investors (the “Bond”).  The Bond will be convertible at any time into the Company’s common stock at a price of $8.05 per share.  Interest would accrue at 7% per annum, with no principal or interest payments required before maturity on March 5, 2018. This instrument will have a junior position to the Senior Secured Debt.

•	Approximately $17.5 million in new working capital provided as part of the Bond issuance to fund Company operations.

    In September 2008, the Company entered into a lease agreement with the Arizona and California Railroad Company (“ACR”).  Under the terms of the lease, the Company can use a portion of the railroad’s right-of-way to construct and operate a water conveyance pipeline for a period up to 99 years.  The lease agreement provides for an initial design term, a design term extension, and an additional term for the construction and operation of a water conveyance pipeline.  The initial design term and design terms extension expired on March 6, 2013.  Pursuant to the agreement, the Company made a payment in the amount of $3.3 million on March 6, 2013, to commence the construction and operation term of the agreement.

Cadiz Inc.

Schedule 1 - Valuation and Qualifying Accounts

For the years ended December 31, 2012, 2011 and 2010 ($ in thousands)

	Balance at	Additions Charged to			Balance
	Beginning	Costs and	Other		at End
Year ended December 31, 2012	of Period	Expenses	Accounts	Deductions	of Period

Deferred tax asset valuation allowance	$54,788	$5,253	$-	$-	$60,041

Year ended December 31, 2011

Deferred tax asset valuation allowance	$50,312	$4,476	$-	$-	$54,788

Year ended December 31, 2010

Deferred tax asset valuation allowance	$47,350	$2,962	$-	$-	$50,312

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CADIZ INC.

By:	/s/ Scott Slater
Scott Slater,
Chief Executive Officer

Date:	March 15, 2013

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name and Position	Date

/s/ Keith Brackpool	March 15, 2013
Keith Brackpool, Chairman

/s/ Scott Slater	March 15, 2013
Scott Slater, Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Timothy J. Shaheen	March 15, 2013
Timothy J. Shaheen, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

/s/ Geoffrey Grant	March 15, 2013
Geoffrey Grant, Director

/s/ Winston H. Hickox	March 15, 2013
Winston H. Hickox, Director

/s/ Murray H. Hutchison	March 15, 2013
Murray H. Hutchison, Director

/s/ Raymond J. Pacini	March 15, 2013
Raymond J. Pacini, Director

/s/ Stephen E. Courter	March 15, 2013
Stephen E. Courter, Director