Form 10-K/A
period 2012-12-31
CADIZ INC
filed 2013-04-29
CIK 727273

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
As of April 20, 2013, the Registrant had 15,452,756 shares of common stock outstanding.

Documents Incorporated by Reference
None.

SIGNATURES	30

EXHIBIT INDEX	31

ii

EXPLANATORY NOTE

Cadiz, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 15, 2013 (“Original 10-K”).

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

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Directors

    Our Board of Directors currently consists of nine directors.  Set forth below is certain biographical information, the present occupation and the business experience for the past five years or more of each director and each of our executive officers.  We have no executive officer who is not also a director.

Name	Age	Position

Keith Brackpool	55	Chairman of the Board

Stephen E. Courter	58	Director

Geoffrey Grant	52	Director

Winston H. Hickox	70	Director

Murray H. Hutchison	74	Director

Raymond J. Pacini	57	Director

Bryant R. Riley	46	Director

Timothy J. Shaheen	53	Director, Chief Financial Officer and Secretary

Scott S. Slater	55	Director, President and Chief Executive Officer

    Keith Brackpool is a co-founder of the Company and Chairman of our Board of Directors, a position he has held since 2001.  Mr. Brackpool was appointed to the Board of Directors in 1986.  Mr. Brackpool served as President of the Company from December 1991 until April 2011. Mr. Brackpool also served as Chief Executive Officer of the Company from December 1991 until January 31, 2013.  In addition to his role with the Company, Mr. Brackpool is a member of the Board of Directors of the Stronach Group, North America’s leading thoroughbred racing and gaming company, and Chairman of its West Coast operations. Mr. Brackpool is also currently a principal of 1334 Partners L.P., a partnership that owns commercial real estate in California.  Mr. Brackpool has extensive experience in California public policy and, most recently, served on the California Horse Racing Board (CHRB) from September 2009 – January 2013, including a term as Chairman from 2010 – 2013.  Previously, Mr. Brackpool was co-chair of California Governor Gray Davis’ Agriculture and Water Transition Task Force and the Commission on Building for the 21st Century, a diverse panel that developed long-term policy proposals to meet the state’s future water, housing, technology and transportation needs.  Earlier in his career, Mr. Brackpool served as director and chief executive officer of North American Operations for Albert Fisher Group, a multi-billion dollar food company.

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

    Geoffrey Grant was appointed a director of the Company effective January 22, 2007. Mr. Grant is presently a Managing Partner and the Chief Investment Officer of Grant Capital Partners founded in 2008.  Prior to founding Grant Capital Partners, Mr. Grant was a Managing Partner and the Chief Investment Officer of Peloton Partners LLP, a global asset management firm.  Mr. Grant co-founded Peloton Partners LLP in 2005.  Mr. Grant’s career in financial markets spans 28 years beginning at Morgan Stanley in 1982 in foreign exchange options and currency derivatives, then with Goldman Sachs from 1989 to 2004 where he ultimately served as Head of Global Foreign Exchange and Co-head of the Proprietary Trading Group in London.

    Winston Hickox was appointed a director of the Company effective October 2, 2006.   Mr. Hickox is currently a partner at California Strategies, a public policy consulting firm.  From 2004 to 2006 Mr. Hickox completed a two-year assignment as Sr. Portfolio Manager with the California Public Employees’ Retirement System (CalPERS) where he assisted with the design and implementation of a series of environmentally oriented investment initiatives in the Private Equity, Real Estate, Global Public Equities, and Corporate Governance segments of the fund’s $211 billion investment portfolio.  Prior to his assignment at CalPers, from 1999 to 2003, Mr. Hickox served as Secretary of the California Environmental Protection Agency and a member of the Governor’s cabinet.  Mr. Hickox’s environmental policy experience also includes membership on the board of the California League of Conservation Voters, including a four-year term as Board President (1990 - 1994); and two years on the boards of Audubon California and Sustainable Conservation (2004 - 2006).  Additionally, Mr. Hickox is currently serving as a member of the board of Thomas Properties Group, a publicly traded full service real estate investment firm, and GRIDiant Corporation, a privately held corporation in the energy technology sector.  Earlier in his professional career, Mr. Hickox was a partner and Managing Director with LaSalle Advisors, Ltd., a major force in the world's real estate capital markets, and a Managing Director with Alex Brown Kleinwort Benson Realty Advisors Corp., where he served as head of the firm’s Portfolio Management Group.

    Murray H. Hutchison was appointed a director of the Company in June 1997. He is also a member of the Board of Managers (an LLC's functional equivalent of a Board of Directors) of our subsidiary, Cadiz Real Estate LLC. In his capacity as a manager of the LLC, he performs essentially the same duties on behalf of the LLC as he would as an outside director for a corporation.  Since his retirement in 1996 from International Technology Corporation (“ITC”), a publicly traded diversified environmental management company, Mr. Hutchison has been self-employed with his business activities involving primarily the management of an investment portfolio. From 1976 to 1996, Mr. Hutchison served as Chief Executive Officer and Chairman of International Technology for ITC.  Mr. Hutchison formerly served as Chairman of the Board of Texas Eastern Product Pipelines Company (TEPPCO), a publicly traded company operating in refined petroleum products, liquefied petroleum gases and petrochemical transportation and storage, prior to its acquisition by Enterprise Products Partners L.P. in October 2011.  Mr. Hutchison formerly served as Lead Director on the board of Jack in the Box, Inc., a publicly traded fast food restaurant chain since May 1998 until February 2012.  Mr. Hutchison serves as a director on the board of Cardium Therapeutics, Inc., a publicly traded medical technology company. Additionally, Mr. Hutchison serves as Chairman of the Huntington Hotel Corporation, owner of a privately owned hotel and office buildings, and as a director of several other non-publicly traded U.S. companies.

    Bryant R. Riley was appointed a director of the Company effective April 15, 2013.  Mr. Riley is Chairman of B. Riley & Co., LLC, a Los-Angeles-based brokerage and California Registered Investment Advisor founded in 1997.  Mr. Riley also currently sits on the board of directors of two additional publicly traded companies, Great American Group (GAMR) and Strasbaugh (STRB), and is on the board of privately-held Lightbridge Communications Corp.  Previously, Mr. Riley has held Board positions at Alliance Semiconductor Corporation, Aldila Inc., Carreker Corporation, DDI Corp., Integrated Silicon Solution, Inc., Celeritek, Inc., Kitty Hawk Inc., Mossimo Inc., SI Technologies, Inc., Silicon Storage Technologies, Trans World Entertainment and Transmeta Corp.  Mr. Riley holds a Bachelor of Science in Finance from Lehigh University in Pennsylvania.

    Raymond J. Pacini was appointed a director of the Company effective June 16, 2005.  From May 1998 to March 2011, Mr. Pacini served as President, Chief Executive Officer and a Director of California Coastal Communities, Inc. (CALC), a residential land development and homebuilding company operating in Southern California which was formerly publicly traded. On October 27, 2009, CALC and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Central District of California. On March 1, 2011, CALC satisfied the various conditions to its plan of reorganization with the respect to its Chapter 11 bankruptcy cases, emerged from bankruptcy and became a privately held company.  From July 1992 until May 1998, Mr. Pacini was the Chief Financial Officer of CALC (formerly known as Koll Real Estate Group, Inc. and Henley Properties, Inc.).  Mr. Pacini has seven years of experience as a certified public accountant with the accounting firm of Coopers & Lybrand (now known as PricewaterhouseCoopers LLP).  Mr. Pacini is a member of the National Association of Corporate Directors and the Audit Committee Roundtable of Orange County.

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

    Scott S. Slater is the Company’s President and Chief Executive Officer, appointed to the role of President in April 2011 and Chief Executive Officer effective February 1, 2013. In addition, Mr. Slater has been a member of the Company’s Board of Directors since February 2012.  Mr. Slater is an accomplished negotiator and litigator and, in addition to his role at the Company, is a partner in Brownstein Hyatt Farber Schreck, the nation’s leading water practice firm. For 27 years, Mr. Slater’s practice has been limited to litigation and the negotiation of agreements related to the acquisition, distribution, and treatment of water. He has served as lead negotiator on a number of important water transactions, including the negotiation of the largest conservation-based water transfer in U.S. history on behalf of the San Diego County Water Authority. Mr. Slater is also the author of California Water Law and Policy, the state’s leading treatise on the subject, and has taught water law and policy courses at University of California, Santa Barbara, Pepperdine University, and the University of Western Australia, among others.

Corporate Governance

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

    Currently, Mr. Brackpool serves as Chairman of the Board and Mr. Slater serves as Chief Executive Office and President. Mr. Brackpool had previously served as Chairman and Chief Executive Officer from 2001 until January 31, 2013.   The Board separated the capacities of Chairman and Chief Executive in January 2013 for the first time since 2001.  The Board believes this change provides additional independence between the Board and management and will allow the Board to provide objective guidance and oversight to Mr. Slater and management as they execute the Company’s business plans, carry out the Company’s strategic initiatives, and confront any challenges.  The separation of Chief Executive Officer and Chairman of the Board role at public companies has been recommended by proxy advisors, shareholder groups and American legislators to promote good corporate governance following the enactment in the United States of the 2002 Sarbanes-Oxley Act.

    In addition, under its charter, the Audit Committee reviews and discusses with management the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures, including the Company’s risk assessment and risk management policies.

    The Audit Committee is composed of Raymond J. Pacini, Stephen E. Courter, and Winston H. Hickox.  The Board of Directors has determined that Mr. Pacini, a member of the Company’s Audit Committee, is an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K under the Securities Act.

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

    To our knowledge, based solely on a review of the copies of reports and amendments thereto on Forms 3, 4 and 5 furnished to us by reporting persons and forms that we filed on behalf of certain directors and officers, during, and with respect to, our fiscal year ended December 31, 2012, and on a review of written representations from reporting persons to us that no other reports were required to be filed for such fiscal year, all Section 16(a) filing requirements applicable to our reporting persons were satisfied in a timely manner, except that a Form 3 filing of Dominic Redfern of Altima Partners, a Form 3 filing of Marc Donegan of Altima Partners and a Form 4 filing of LC Capital Master Fund & Affiliates were inadvertently filed late.

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

    The Compensation Discussion and Analysis section provides a description of the primary elements of our fiscal year 2012 compensation program and policies for the following individuals, who are referred to throughout this Form 10-K/A as our named executive officers:

•	Keith Brackpool, Chief Executive Officer and Chairman
•	Scott Slater, President and General Counsel
•	Timothy Shaheen, Chief Financial Officer

    Effective February 1, 2013, Mr. Slater assumed the role of President and Chief Executive Officer, while Mr. Brackpool remained solely as Chairman.

    Compensation committee activities in 2012 included:

•	Evaluating the performance of our executive officers;
•	Reviewing and approving the total compensation and benefits of our executive officers, including cash compensation and long-term incentive compensation; and
•	Reviewing and amending guidelines and standards regarding our compensation practices and philosophy.

    For our named executive officers, other than Mr. Brackpool, the committee established compensation levels based, in part, on the recommendations of Mr. Brackpool as Chief Executive Officer.

    This section should be read in conjunction with the “Summary Compensation Table” and related tables pertaining to the compensation earned in 2012 by the named executive officers presented in this Form 10-K/A under the caption “Executive Compensation”.

Compensation Philosophy

    Our business plan and goals have historically been and continue to be linked to the development of the Cadiz Valley Water Conservation, Recovery and Storage Project (“Project”, “Cadiz Project”, “Water Project”).  The progress made by us in the development of the Project and our land and water resources does not bear a direct relationship to quarterly and annual results of operations due to the nature of developing this long-term project.  Further, our annual cash resources are focused on funding the completion of the development process. It is critical to the development of the Project that the Company attracts and retains well-qualified executives familiar with the water sector.  As a result, our executive compensation programs seek to maintain a competitive annual salary structure while emphasizing long-term incentives that are connected to the ultimate implementation of the Project. These programs strive to align the interests of the executive officers and management with those of our stockholders through the use of equity-based programs.  In doing so, the Company intentionally reduces the risk that executives will place too much focus on short-term achievements to the detriment of the long-term goals of the Company.

Elements of Compensation

    Our compensation program has four primary components: cash salary, performance-based cash awards, long-term incentives through equity stock awards, and benefits. Each element of the Company’s compensation program has been specifically chosen to reward, motivate and incentivize the executives of the Company through the development of the Project.  The Compensation Committee determines the amount for both total compensation and each compensation element through discussions with our management, consideration of benchmarking data, past performance and future corporate and individual objectives.

    The four basic elements of compensation, described in further detail below, are:

•
CASH SALARY.   Base cash salaries for our named executives are determined by the Compensation Committee depending on a variety of factors including the scope of their responsibilities, their leadership skills and values, their performance and length of service.  Cash salaries for our named executive officers are intended to create a minimum level of compensation that is competitive with other companies deemed comparable, depending on the prior experience and position of the executive. Decisions regarding salary increases are affected by the named executive’s current salary and the amounts paid to their peers within and outside the Company.

•
PERFORMANCE BASED CASH AWARDS.  The Compensation Committee believes that it is important to offer cash incentives to executives for the achievement of specified objectives that yield increased value for stockholders and will utilize performance based cash awards from time to time to provide additional incentives.

•
LONG-TERM INCENTIVES.  The primary form of incentive compensation that we offer to our executives consists of long-term incentives in the form of equity awards. The use of such long-term incentives is intended to focus and align goals of Company executives with those of stockholders and creates a direct interest in the results of operations, long-term performance and achievement of the Company’s long-term goals.

•
BENEFITS. The Compensation Committee also incorporates retirement, insurance, termination and severance benefits in the compensation program for executive officers.  These benefits are offered to retain top executives, maintain their health and wellness and remain competitive in the industry.  The retirement and insurance benefits are consistent with those benefits offered more broadly to the Company’s employees.

    Our overall compensation packages for our named executive officers currently emphasize equity incentives due to the long-term development timelines of our projects and the focus of the Company on achieving the implementation of these projects.  Even with the emphasis on long-term incentives, our overall compensation is established at a level comparable to our peer group of companies, which share a similar focus on long-term development of assets.

Changes Following Advisory Vote on Executive Compensation at 2011 Annual Meeting

    At the 2011 Annual Meeting, stockholders voted for the first time on an advisory, non-binding measure on the overall compensation programs of the Company, also referred to as Say on Pay (“SOP”). While less than 55% of shareholders cast votes on the measure, a majority of those that voted did not approve the measure.

    Although the SOP proposal was advisory and non-binding, the Company extensively evaluated the outcome and sought to improve communications with our stockholders about the goals and objectives of our compensation program following the vote.  We outreached to our major institutional shareholders to discuss our compensation objectives and to encourage voting on the measure at future annual meetings. In addition, we reviewed reports issued by proxy advisory services, which assess corporate compensation policies, for guidance on potential improvements to our compensation programs and presentation of our policies. As a result of this due diligence, we incorporated a Peer Group analysis, benchmarking and performance objectives into our compensation program among other items.

    Following these efforts, 77% of shareholders voting on the SOP proposal at the 2012 Annual Meeting approved of the measure. Since the 2012 meeting, we have also gathered additional input from shareholders and, effective February 1, 2013, we changed our governance structure to separate the Chief Executive Officer and Chairman roles establishing greater independence between the Board and management.

Use of Peer Group

    The Company’s main asset consists of a large land position in Southeastern California and its main emphasis is on the permitting of a water project at this unique site. It is difficult to identify directly comparable peer companies because no other company is similarly situated.

    Our peer group of companies operates in the property and asset development sectors; specifically companies with comparable market capitalization and an emphasis on the development of real estate in the Southwestern United States for guidance on the pay mix and compensation package of our named executive officers. The peer group includes the following companies:

• AV Homes, Inc.
• HomeFed Corporation
• Limoneira Company
• PICO Holdings, Inc.
• Tejon Ranch Co.
• Thomas Properties Group, Inc.

Benchmarking

    The Compensation Committee believes it is important to understand and analyze the current compensation programs of other companies when making compensation decisions.  We traditionally considered the compensation programs of our peers when determining compensation for our named executive officers, this year the Committee reviewed internally prepared surveys and other publicly available information for our peer group companies and compared the components of the Company’s compensation program for our executive officers with those of the peer group.

    Due to the Company’s unique business plan and current focus on development of the Water Project, the Compensation Committee exercises its discretion in determining compensation packages that may differ from the peer group. Nevertheless, the peer group is instructive in assessing elements of compensation and structure for similarly situated companies.

    While the Company’s current compensation program for its executive officers is different than our peers due to our focus on the Water Project, and while considering the total compensation of our Chief Executive Officer was below the mean of the peer group, the Committee found our compensation program to be competitive with the peer group.

Performance Objectives

    The Committee emphasizes performance objectives for executives when granting long-term equity compensation awards from existing plans as recommended following the SOP outcome.  Currently, as described above, the Company is focused on the performance of objectives related to implementation of the Water Project and fixes equity grants to satisfaction of such project development objectives including both restrictions as to sale and on a vesting schedule commensurate with the anticipated Water Project development timeline.

Elements of 2012 Compensation

    1.  SALARY.  In evaluating base salaries for 2012, the Compensation Committee believed it was important to continue to emphasize long-term incentives, while also maintaining competitive base salary compensation.  In 2012, Mr. Brackpool’s annual base salary remained the same as in 2010 and 2011. Mr. Shaheen’s annual base salary was increased by 10% to $330,000.

    2.  CASH AWARDS.  While the Compensation Committee currently believes that equity based awards rather than cash based awards allow the Company to better preserve its existing cash resources and, accordingly, has relied primarily upon the grant of equity based awards to reward executive performance (see "Long-Term Incentives") of named executive officers, the Compensation Committee also believes that it is important to offer cash incentives to executives for the achievement of specified objectives that yield increased value for stockholders and to reduce the tax burdens associated with the issuance of restricted equity based awards.

    For 2012, the Committee considered performance objectives in the development timelines of our projects, while also taking into account that long-term incentives including restricted stock and options have already been put in place during the prior two years through issuances from the 2009 Incentive Plan.  Objectives in 2012 included:

•	Completion and approval of the Environmental Impact Report for the Water Project by the Santa Margarita Water District;
•	Completion and approval of the Groundwater Management, Monitoring and Mitigation Plan by the County of San Bernardino;

•	Further the development of other Company-owned real estate and water resources; and
•	Obtain the financing necessary to continue to invest in the further development of our water related assets.

    Based on the progress made towards achieving the Company’s development objectives and in recognition of the tax burdens described above,  cash based awards in 2012 consisted of a $300,000 cash award granted to Mr. Brackpool and a $200,000 cash award granted to Mr. Shaheen. Both cash awards were granted in February 2012.

    3.  LONG-TERM INCENTIVES.  As described above, the Committee has chosen to rely primarily upon equity instruments, such as restricted stock and options, in designing compensation packages for executives.  The Committee views the grant of equity based awards as an incentive for future performance since the value of these equity based awards will increase as our stock price increases, thereby satisfying the Committee’s goal of linking executive compensation to share price appreciation over the longer term and promoting the retention of the key executives throughout the development process of its projects.  The Committee is conscious of the potential dilutive effect arising from the use of equity incentives and tries to limit issuances to maintain appropriate ratios of overall ownership levels in the Company from year to year.

    In order for the company to utilize equity based awards as our primary form of incentive compensation and maintain alignment with the goals of shareholders, the Committee and the Board have created plans subject to shareholder approval.  Our most recent equity incentive program was approved in December 2009(the “2009 Incentive Plan”) by the Board, our senior secured lender, and our stockholders at our 2009 Annual Meeting. The 2009 Incentive Plan reserved 850,000 shares for issuance, including no more than 300,000 shares that could be issued as full share grants, to executives and employees.  All stock issued included three year restrictions on sale to require that employees would be limited from achieving gains until completion of the development phase of the Project and also that gains to the employees would be linked to the Company’s overall objective to realize the highest and best use of its assets.  Options were also included in the plan that would be issued with a minimum two year vesting period in order to accomplish two main goals.  First, value would only be realized to the extent there was an increase in share price during the anticipated development phase of the Project, and secondly, the employee would only realize the full value of the grant by seeing the Company through the Project development process.

    To maintain current ownership ratios and minimize further dilution, the Committee did not award restricted stock or options to our named executive officers in 2012.

    4.  BENEFITS.  Per the employment agreements described below, Mr. Brackpool and Mr. Shaheen continued to receive retirement and insurance benefits as part of their compensation packages in 2012. Termination and severance terms are adjusted annually in Mr. Brackpool’s and Mr. Shaheen’s employment agreements.

Compensation Events Occurring in 2013

    The Compensation Committee utilized cash based awards in April 2013, consisting of a $250,000 discretionary cash award that was granted to Mr. Brackpool and a $200,000 discretionary cash award that was granted to Mr. Shaheen. These cash based awards were granted in recognition of the achievement of specific Company objectives in 2012 and the first quarter of 2013 by management, including significant progress in advancing that Water Project , such as approval of environmental permits by two government agencies, and the debt refinancing and working capital raise completed in March 2013.  The Committee also continued to take into account  the tax burdens placed on Mr. Brackpool and Mr. Shaheen as a result of the prohibitions on sale associated with their restricted stock grants received as long-term incentive compensation through issuances from the 2009 Incentive Plan.

    Additionally in 2013, Mr. Brackpool’s cash base salary was decreased by 31% per annum beginning April 13, 2013 and Mr. Shaheen’s cash base salary was increased by 6% beginning April 13, 2013. The reduction of Mr. Brackpool’s salary reflected his change in responsibilities following the assumption of the Chief Executive Officer role by Mr. Slater on February 1, 2013.

Agreements Governing Compensation

    Mr. Keith Brackpool entered into an amended and restated employment agreement effective May 22, 2009.  The Compensation Committee considered Mr. Brackpool’s ongoing overall responsibility for our Company's performance and development of our properties when entering into this employment agreement. In particular, the Compensation Committee took into consideration that Mr. Brackpool, as Chief Executive Officer, had primary responsibility for overseeing the development of our land and water assets; identifying sources of financing for the Company’s working capital needs and for the Water Project, and negotiating the terms of such financings; and identifying additional development opportunities (e.g. water transportation, renewable energy) and leading the Company’s efforts to pursue such additional development opportunities.  Under this amended and restated agreement, in January 2011, Mr. Brackpool received 100,000 restricted shares of common stock under the 2009 Equity Incentive Plan, pursuant to a contractual agreement not to sell any of these shares for a period of three years ending on January 10, 2014.  Mr. Brackpool's base salary in 2012 was $400,000. In February 2012, Mr. Brackpool also received a discretionary cash award in the amount of $300,000.  Effective April 13, 2013, Mr. Brackpool’s base salary was decreased to $275,000 per annum, reflecting the reduction in his responsibilities following the naming of Mr. Slater as Chief Executive Officer and President, while Mr. Brackpool remained as Chairman.

    Mr. Scott S. Slater has served with the Company since November 2008 pursuant to an agreement with the law firm Brownstein Hyatt Farber and Schreck LLP, where Mr. Slater is also a shareholder.  From 2008 – 2012, Mr. Slater was primarily focused on the development of the Company’s Water Project and did not receive a base salary from the Company for his roles as President and General Counsel.  Mr. Slater’s compensation from the Company consisted exclusively of long-term incentives due to the nature of the development of the Water Project.  In April 2011, Mr. Slater received options to purchase 100,000 shares of common stock at an exercise price of $12.51 per share under our 2009 Equity Incentive Plan with such options vesting 1/3 when issued, 1/3 in April 2012 and 1/3 in April 2013.  On February 1, 2013, Mr. Slater assumed the additional role of Chief Executive Officer and his employment arrangements were amended to reflect the broadening of his responsibilities and position of leadership over all of the Company’s asset development initiatives.  In consideration of Mr. Slater’s agreement to serve in the additional role of Chief Executive Officer, Mr. Slater will receive an annual base salary from the Company of $300,000 effective February 1, 2013.

    Our Chief Financial Officer, Mr. Tim Shaheen, entered into a formal employment agreement with the Company effective May 22, 2009.  Mr. Shaheen serves as the Principal Financial Officer of the Company and as Chairman and Chief Executive of the Board of Managers of Cadiz Real Estate LLC, our subsidiary holding title to our land and water assets.  Mr. Shaheen also oversees our agricultural operations.  The employment agreement provides for a base salary as well as for Mr. Shaheen's participation in a Long Term Transaction Incentive Plan and allows for his participation in other management incentive programs that the Board may adopt, including discretionary annual bonuses.  Pursuant to the agreement, Mr. Shaheen’s annual base salary was $300,000 until February 14, 2012, at which time it was increased to $330,000 per annum.  In January 2011, Mr. Shaheen received 40,000 restricted shares of common stock under the 2009 Equity Incentive Plan, pursuant to a contractual agreement not to sell any of these shares for a period of three years ending on January 10, 2014. In February 2012, Mr. Shaheen received a discretionary cash award in the amount of $200,000.

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

    A summary of the severance and change-in-control provisions applicable to compensation arrangements with our executive officers named in the Summary Compensation Table, along with a quantification of the benefits available to each named officer as of December 31, 2012, can be found in the section captioned "Potential Payments upon Termination or Change in Control".

Tax and Accounting Considerations

Impact of Code Section 162(m)

    The Compensation Committee has considered the impact of provisions of the Internal Revenue Code of 1986, specifically Code Section 162(m). Section 162(m) limits to $1 million our deduction for compensation paid to each of our executive officers, which does not qualify as "performance based".

    Shares of stock issued to executives under the 2009 Incentive Plan and an earlier 2007 Incentive Plan do not qualify as performance-based compensation, and therefore, the portion of the compensation expense related to the Plans that exceeds $1 million is not deductible.

    In light of our federal and state net operating loss carryforwards of approximately $124.5 million and $92.2 million as of December 31, 2012, respectively, we do not expect the tax deductions lost as a result of the application of Section 162(m) to have a material impact upon our financial results.

Compensation Committee Report

    The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management of the Company.  Based on this review and discussion, we recommend to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

THE COMPENSATION COMMITTEE

Murray H. Hutchison, Chairman
Stephen E. Courter Geoffrey Grant Winston H. Hickox Raymond J. Pacini

    The foregoing report shall not be deemed incorporated by reference by any general statement incorporating by reference this statement into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

Executive Compensation Tables

SUMMARY COMPENSATION TABLE

    The following table shows the compensation awarded to, earned by, or paid during the years ended December 31, 2012, 2011 and 2010, to our former chief executive officer and current Chairman, our chief financial officer and our current chief executive officer and president.
Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Stock Awards(2) ($)	Option Awards(2) ($)	All Other Compensation(3) ($)	Total ($)
Keith Brackpool Chairman and Principal Executive Officer	2012 2011 2010	400,000 400,000 400,000	300,000 - -	- 727,000 573,750	- 260,944 1,304,736	49,806 54,402 46,155	749,806 1,442,346 2,324,641
Timothy J. Shaheen Principal Financial Officer and Secretary	2012 2011 2010	325,714 300,000 300,000	200,000 - -	- 290,800 202,500	- 130,472 652,368	14,718 12,963 20,400	540,432 734,235 1,175,268
Scott Slater President(4)	2012 2011 2010	- - -	- - -	- - -	212,114 600,998 -	- - -	212,114 600,998 -
______________________________________

(1)	The executive officers listed in the Summary Compensation Table above were our only executive officers during the year ended December 31, 2012.

(2)
This column discloses the dollar amount of compensation cost recognized for the respective fiscal year in accordance with FAS123R.  The assumptions used for determining the value of stock awards and options are set forth in the relevant Cadiz Inc. Annual Report to Stockholders in Note 10 to the Consolidated Financial Statements, ”Stock-Based Compensation Plans and Warrants”.

(3)
All Other Compensation includes a 401k match that is generally available to all employees.  Messrs. Brackpool and Shaheen received $15,577 and $12,856, respectively, in 401k matching contributions in 2012.  In 2012, Mr. Brackpool’s Other Compensation also includes $32,024 of company paid expenses related to a leased automobile and $2,205 related to life insurance.  Mr. Shaheen’s Other Compensation for 2012 includes $1,862 in a car allowance.  The value of perquisites for each of the other executive officers was less than $10,000, and thus no amount relating to perquisites is included in the Summary Compensation Table.

(4)
Mr. Slater was appointed President of the Company on April 12, 2011, replacing Mr. Brackpool in this position. Effective February 1, 2013, Mr. Slater assumed the additional role of Chief Executive Officer, replacing Mr. Brackpool in this position. Mr. Brackpool remains as Chairman of the Board of Directors.

GRANTS OF PLAN-BASED AWARDS

    Neither equity awards nor non-equity incentive plan awards were granted to our named executive officers during fiscal year 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR

    The following table sets forth certain information concerning outstanding stock and option awards as of December 31, 2012, for each named executive officer.

	Option Awards				Stock Awards
Name	Securities Underlying Unexercised Options (#) Exercisable	Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Shares of Stock That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)
Keith Brackpool	100,000(1) 200,000(2)	- -	12.00 11.50	5/4/15 1/14/20	- -	- -

Timothy J. Shaheen	100,00(2)	-	11.50	1/14/20	-	-

Scott Slater	66,667(2)	33,333(2)	12.51	4/12/21	-	-
______________________________________

(1)	These options were granted by the Company in 2005 under the Company’s then existing Management Incentive Plan.

(2)	Options granted by the Company under the 2009 Equity Incentive Plan.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth certain information concerning stock option exercises and restricted stock vesting during 2012 for each named executive officer.

	Option Awards		Stock Awards
Name	Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Keith Brackpool	—	—	—	—
Timothy J. Shaheen	—	—	—	—
Scott Slater	—	—	—	—
______________________________________

PENSION BENEFITS

    We do not have any qualified or non-qualified defined benefits plans.

NONQUALIFIED DEFERRED COMPENSATION

    We do not have any non-qualified defined contribution plans or other deferred compensation plans.

EMPLOYMENT ARRANGEMENTS

    For the fiscal year ended December 31, 2012, Mr. Brackpool was compensated under an Amended and Restated Agreement effective May 22, 2009 pursuant to which Mr. Brackpool received base compensation of $400,000 per year, plus certain fringe benefits including the use of a leased automobile and life and disability insurance benefits funded by us.  In addition, upon executing the Amended and Restated Employment Agreement in 2009, Mr. Brackpool received an immediate grant of 60,000 shares of common stock under our 2007 Management Equity Incentive Plan.  The Amended and Restated Employment Agreement also provides for Mr. Brackpool's participation in a Long Term Transaction Incentive Plan in addition to allowing for his participation in other management incentive programs that the Board may adopt, including discretionary annual bonuses.  The Amended and Restated Employment Agreement requires Mr. Brackpool to perform his services in a satisfactory manner, but does not require that his services be provided on a full-time basis.  The agreement also provides the Company with protective covenants regarding trade secrets, non-competition, and solicitation of employees.  In January 2010, Mr. Brackpool received 85,000 restricted shares of common stock pursuant to a contractual agreement not to sell any of those shares for a period of three years ending January 14, 2013, and options to purchase 200,000 shares of common stock at an exercise price of $11.50 per share under our 2009 Equity Incentive Plan that vest 1/3 on issuance, 1/3 on January 14, 2011 and 1/3 on January 14, 2012.  In January 2011, Mr. Brackpool received 100,000 restricted shares of common stock under the 2009 Equity Incentive Plan, pursuant to a contractual agreement not to sell any of these shares for a period of three years ending on January 10, 2014.  In February 2012, Mr. Brackpool received a $300,000 discretionary cash award.  Effective April 13, 2013, Mr. Brackpool’s base salary was decreased to $275,000 per annum, reflecting the reduction in his responsibilities following the naming of Mr. Slater as Chief Executive Officer and President while Mr. Brackpool remained as Chairman.   In April 2013, Mr. Brackpool received a $250,000 discretionary cash award.

    Mr. Scott S. Slater, has served with the Company since November 2008 pursuant to an agreement with the law firm Brownstein Hyatt Farber and Schreck LLP, where Mr. Slater is also a shareholder.  From 2008 – 2012, Mr. Slater was primarily focused on the development of the Company’s Water Project and did not receive a base salary from the Company for his roles as President and General Counsel.  Mr. Slater’s compensation from the Company consisted exclusively of long-term incentives due to the nature of the development of the Water Project.  In April 2011, Mr. Slater received options to purchase 100,000 shares of common stock at an exercise price of $12.51 per share under our 2009 Equity Incentive Plan with such options vesting 1/3 when issued, 1/3 in April 2012 and 1/3 in April 2013.  On February 1, 2013, Mr. Slater assumed the additional role of Chief Executive Officer and his employment arrangements were amended to reflect the broadening of his responsibilities and position of leadership over all of the Company’s asset development initiatives.  In consideration of Mr. Slater’s agreement to serve in the additional role of Chief Executive Officer, Mr. Slater will receive an annual base salary from the Company of $300,000 effective February 1, 2013.

    Effective November 19, 2008, Mr. Timothy J. Shaheen became our Chief Financial Officer.  As of April 12, 2011, Mr. Shaheen also serves as Chairman and Chief Executive Officer of the Board of Managers of Cadiz Real Estate LLC, our subsidiary holding title to our land and water assets.  Initially, his compensation for such services was $10,000 per month, payable in addition to the compensation payable to him for his consulting services to the Company under the then existing consulting agreement between AG Derivatives, L.L.C. and the Company and the compensation he received for service in 2008 as a non-employee director under our Outside Director Compensation Plan.  Mr. Shaheen is the sole member and manager of AG Derivatives, LLC.  As of January 1, 2009, Mr. Shaheen was no longer eligible to participate in our Outside Director Compensation Plan and his compensation for service as our Chief Financial Officer was adjusted to enable him to receive the amount he would have otherwise received under the Outside Director Compensation Plan.  Mr. Shaheen entered into a formal employment agreement with the Company effective May 22, 2009.  The agreement provides for a base salary as well as Mr. Shaheen’s participation in a Long Term Transaction Incentive Plan and allows for his participation in other management incentive programs that the Board may adopt, including discretionary annual bonuses.  Pursuant to the agreement, Mr. Shaheen’s annual base salary was $300,000 until February 14, 2012, at which time it was increased to $330,000 per annum.  The agreement also provides the Company with protective covenants regarding trade secrets, non-competition, and solicitation of employees.  In May 2009, Mr. Shaheen received a grant of 30,000 shares of common stock under our 2007 Management Equity Incentive Plan.  In January 2010, Mr. Shaheen received 30,000 restricted shares of common stock pursuant to a contractual agreement not to sell any of those shares for a period of three years ending January 14, 2013, and options to purchase 100,000 shares of common stock at an exercise price of $11.50 per share under our 2009 Equity Incentive Plan that vest 1/3 on issuance, 1/3 on January 14, 2011, and 1/3 on January 14, 2012. In January 2011, under the 2009 Equity Incentive Plan, Mr. Shaheen received 40,000 restricted shares of common stock pursuant to a contractual agreement not to sell any of these shares for a period of three years ending on January 10, 2014.  In February 2012, Mr. Shaheen received a $200,000 discretionary cash award.  In April 2013, Mr. Shaheen’s cash base salary was increased from $330,000 to $350,000, and he received a $200,000 discretionary cash award.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

    The following table and summary set forth estimated potential payments we would be required to make to our named executive officers upon termination of employment or change in control of the Company, pursuant to each executive’s employment or consulting agreement in effect at year end.  Except as otherwise indicated, the table assumes that the triggering event occurred on December 31, 2012.

Name	Benefit	Termination without Cause or Resignation upon Company Material Breach ($)	Death or Disability ($)	Termination Following Change of Control ($)

Keith Brackpool	Salary	400,000	800,000	800,000
	Bonus	-	-	-
	Equity Acceleration	-	-	-
	Benefits Continuation(1)	81,002	-	162,004
	Total Value	481,002	800,000	962,004

Timothy J. Shaheen	Salary	165,000	165,000	330,000
	Bonus	-	-	-
	Equity Acceleration	-	-	-
	Benefits Continuation(1)	22,339	-	44,677
	Total Value	187,339	165,000	374,677

Scott Slater	Salary	-	-	-
	Bonus	-	-	-
	Equity Acceleration	-	-	-
	Benefits Continuation(1)	-	-	-
	Total Value	-	-	-

______________________________________
(1)	The benefits continuation amounts include car allowances, 401(k) matching benefits, life insurance and paid vacation.

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

DIRECTOR COMPENSATION

    The following table summarizes the compensation earned by each of the non-employee directors in 2012. Directors who are also officers or employees of the Company receive no compensation for duties performed as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
Stephen E. Courter	30,000	19,892	-	49,892
Geoffrey Grant	30,000	19,892	-	49,892
Winston H. Hickox	30,000	19,892	-	49,892
Murray H. Hutchison	30,000	19,892	-	49,892
Raymond J. Pacini	30,000	19,892	-	49,892
____________________________
(1)
This column discloses the dollar amount of compensation cost recognized in 2012 based on the fair value at grant date in accordance with FASB ASC Topic 718. These awards were valued at the market value of the underlying stock on the date of grant in accordance with FASB ASC Topic 718.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    In fiscal 2012, there were no Compensation Committee interlocks and no insider participation in Compensation Committee decisions that were required to be reported under the rules and regulations of the 1934 Act.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    The following table sets forth the beneficial ownership of Cadiz voting securities, as of April 16, 2013, by each stockholder whom we know to own beneficially more than five percent of our common stock, and by each director, each named executive officer, and all directors and executive officers as a group, excluding, in each case, rights under options or warrants not exercisable within 60 days.  All persons named have sole voting power and investment power over their shares except as otherwise noted.

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class

LC Capital Master Fund LC Capital Partners LP LC Capital Advisors LLC LC Capital International LLC Steven Lampe Richard F. Conway c/o Lampe, Conway & Co., LLC 680 Fifth Avenue, 12th Floor New York, New York 10019-5429	3,635,000(1)	19.99%

Altima Partners LLP Mark Donegan Dominic Redfern Altima Partners LLP 11 Slingsby Place, 2nd Floor St Martin's Courtyard London WC2E 9AB	1,561,332(2)	9.88%

Zesiger Capital Group LLC 460 Park Avenue, 22nd Floor New York, New York 10022	1,544,110(3)	9.99%

Water Asset Management LLC 509 Madison Avenue Suite 804 New York, NY 10022	1,524,548(4)	9.69%

Nokomis Capital LLC 2305 Cedar Springs Road, Suite 420 Dallas, TX 75201	1,266,916(5)	7.6%

Odey Asset Management Group Ltd. 12 Upper Grosvenor St. London, UK W1K2ND	1,000,000(6)	6.47%

Persistency Private Equity Limited Camomille International Pte Singapore 57/63 Line Wall Road Gibraltar	960,587(7)	6.22%

Robeco Investment Management, Inc. One Beacon Street Boston, MA 02108	869,138(8)	5.62%

Frost Gamma Investment Trust 4400 Biscayne Blvd Miami, FL 33137	788,829(9)	5.10%

Keith Brackpool c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	547,436(10)	3.48%

Bryant R. Riley c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	219,124 (11)	1.40%

Timothy J. Shaheen c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	200,000(12)	1.29%

Scott S. Slater c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	109,000(13)	*

Geoffrey Grant c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	44,733(14)	*

Murray Hutchison c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	20,380(14)	*

Raymond J. Pacini c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	11,681(14)	*

Winston H. Hickox c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	10,152(14)	*

Stephen Courter c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	7,653(14)	*

All Directors and officers as a group (nine individuals)	1,170,159(10)(11)(12)(13)(14)	7.24%
______________________________________________________________

*	Represents less than one percent of the 15,452,756 outstanding shares of common stock of the Company as of April 16, 2013.

Footnotes

(1.)
Based on a Form 4 filed on November 14, 2012, with the SEC by LC Capital Master Fund Ltd., information provided by LC Capital Master Fund Ltd. and the Company’s corporate records. LC Capital Master Fund Ltd. and affiliates beneficially own a total of 3,635,000 shares of the Company’s common stock.

Includes 50,000 shares issuable upon the exercise of warrants acquired in October 2012 as part of an amendment to our previous term loan, which was restructured in March 2013.

Includes 2,680,000 shares of common stock issuable upon conversion of $21,574,000 in Convertible Bonds owned by LC Capital Master Fund Ltd. at a conversion rate of $8.05 per share.

Under the terms of the Convertible Bond instruments, a holder of the Bonds may not convert the Bonds into common stock to the extent that after such conversion the holder would own more than 19.99% of the Company’s outstanding common stock, unless and until the Company shall have obtained stockholder approval to such conversion (the “Regulatory Cap”).  As a consequence of the Regulatory Cap, this amount does not include an additional 1,005,023 shares of common stock which would otherwise be issuable upon conversion of $8,090,435 in Convertible Bonds currently owned by LC Capital Master Fund Ltd. at a conversion rate of $8.05 per share, or 1,513,491 shares of common stock which would otherwise be issuable upon conversion of a maximum of an additional $12,183,606 in interest which may accrue in favor of LC Capital Master Fund Ltd. through the maturity date of the Convertible Bonds.

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

(2.)
Based upon a Schedule Form 13G/A filed on February 11, 2013 with the SEC and our corporate records of stock issuances, Altima Partners and related entities (Dominic Redfern and Mark Donegan) own an aggregate of 1,561,332 shares of the Company’s common stock. This figure includes 222,223 shares of stock issuable upon exercise of warrants acquired by affiliates of Altima Partners in our November 2011 private placement and 125,217 shares of common stock issuable upon conversion of $1,008,000 in Convertible Bonds owned by Altima Partners at a conversion rate of $8.05 per share as of April 16, 2013, plus 1,474 shares beneficially owned as a result of common stock issuable upon conversion of interest that will have accrued within 60 days of April 16, 2013. Altima Partners has shared voting and dispositive power as to 1,161,818 shares of the stock, including 222,223 shares of stock issuable upon the exercise of warrants acquired in our 2011 private placements.  Mr. Redfern and Mr. Donegan have shared voting and dispositive power as to 1,458,340 shares of the stock, including the 222,223 shares of stock issuable upon the exercise of warrants acquired in our 2011 private placements.  Mr. Donegan has sole voting and dispositive power as to 24,300 shares, over which Altima Partners and Mr. Redfern disclaim any beneficial ownership.

(3.)
Based upon a Schedule Form 13F filed on August 13, 2012 and a Schedule Form 13G/A filed on February 1, 2012 with the SEC, Zesiger Capital Group LLC owns an aggregate of 1,544,110 shares of the Company’s common stock and has sole voting power as to 1,135,785 shares and sole dispositive power as to 1,544,110 shares. Pursuant to the Schedule 13G/A, Zesiger Capital Group LLC disclaims beneficial ownership of such securities, which are held in discretionary accounts which Zesiger Capital Group LLC manages. No single client owns more than 5% of the securities.

(4)
Based upon a Schedule Form 13G/A filed on February14, 2013 with the SEC and our corporate records of stock issuances, Water Asset Management LLC beneficially owns an aggregate of 1,524,548 shares of the Company’s common stock, including 1,237,890 shares presently outstanding and 159,777 shares of common stock issuable upon conversion of $1,286,208 in Convertible Bonds owned by Water Asset Management LLC at a conversion rate of $8.05 per share as of April 16, 2013, plus 1,881 shares beneficially owned as a result of common stock issuable upon conversion of interest that will have accrued within 60 days of April 16, 2013. Water Asset Management LLC has sole dispositive power over 1,237,890 of the shares and sole voting power over 620,331 of the shares. Water Asset Management LLC disclaims beneficial ownership of the shares except to the extent of its pecuniary interest therein.

(5.)
Includes 1,178,922 shares of common stock issuable upon conversion of $9,490,320 in Convertible Bonds owned or controlled by Nokomis Capital LLC at a conversion rate of $8.05 per share as of April 16, 2013, plus 13,880 shares beneficially owned as a result of common stock issuable upon conversion of interest that will have accrued within 60 days of April 16, 2013.

Includes 74,114 shares managed by Nokomis Capital LLC as to which it has dispositive power but not voting power.  Nokomis Capital LLC disclaims beneficial ownership over these securities.

(6.)
Based upon a Schedule Form 13F filed on February 14, 2013, Odey Asset Management owns an aggregate of 1,000,000 shares of the Company’s stock and has sole voting and dispositive power as to the shares.

(7.)
Based upon a Schedule Form 13G/A filed on February 14, 2013, with the SEC and our corporate records of stock issuances, the listed related entities own an aggregate of 960,587 shares of the Company’s common stock.  Persistency Private Equity Limited and Camomille International Pte. Singapore have shared voting and dispositive power over the shares.

(8.)
Based upon a Schedule 13G filed on February 7, 2013 with the SEC, Robeco Investment Management Inc. beneficially owns 869,138 shares of the Company’s common stock and has sole voting power to 561,383 shares of the stock and sole dispositive power to all 869,138 shares of the stock.

(9.)
Based upon a Schedule 13G/A filed on February 8, 2012 with the SEC, Frost Gamma Investment Trust beneficially owns 788,829 shares of the Company’s common stock and has sole voting and dispositive power as to the stock.

(10.)
Includes 100,000 shares issued under the 2009 Equity Incentive Plan, which Mr. Brackpool has a contractual agreement not to sell for a period of three years ending January 10, 2014. Includes 300,000 shares underlying presently exercisable options.

(11.)
Includes 219,130 shares of common stock issuable upon conversion of $1,764,000 in Convertible Bonds owned or controlled by Mr. Riley at a conversion rate of $8.05 per share as of April 16, 2013, plus 2,580 shares beneficially owned as a result of common stock issuable upon conversion of interest that will have accrued within 60 days of April 16, 2013. Mr. Riley disclaims beneficial ownership as to 31,303 of these shares, held in the name of Robert Antin Children Irrevocable Trust. Mr. Riley is not a beneficiary of this trust and as such disclaims any beneficial ownership over these shares, although he does have sole dispositive power.

(12.)
Includes 40,000 shares issued under the 2009 Equity Incentive Plan, which Mr. Shaheen has a contractual agreement not to sell for a period of three years ending January 10, 2014.  Also includes 100,000 shares underlying presently exercisable options.

(13.) (14.)
Includes 100,000 shares underlying presently exercisable options.

Includes 2,759 shares awarded on June 30, 2012 to each independent director pursuant to the Company’s Outside Director Compensation Plan, which vested and were issued on January 31, 2013.

EQUITY COMPENSATION PLAN INFORMATION

    The following table provides information as of December 31, 2012 with respect to shares of our common stock that may be issued under our existing compensation plans. The table includes plan grants to executive officers and other Company employees.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	547,500	(1)	$11.82	34,718	(2)

Equity compensation plans not approved by stockholders	315,000	(3)	$12.09	-

Total	862,500		$11.92	34,718
____________________________________

(1.)	Represents 10,000 options outstanding under our 2007 Management Equity Incentive Plan and 537,500 options outstanding under our 2009 Equity Incentive Plan as of December 31, 2012.

(2.)	Represents 34,718 securities issuable under our 2009 Equity Incentive Plan as of December 31, 2012.

(3.)	Represents 315,000 options outstanding under our 2003 Management Equity Incentive Plan as of December 31, 2012.

ITEM 13.  Certain Relationships and Related Party Transactions, and Director Independence

Certain Relationships and Related Party Transactions

    There have been no transactions during our last fiscal year with our directors and officers and beneficial owners of more than five percent of our voting securities and their affiliates requiring disclosure, except for the following:

    As previously reported in our Form 8-K filed November 1, 2012, on October 30, 2012 we amended our term debt facility, existing at the time, with LC Capital Master Fund, Ltd. (“LC Capital”) and other participating lenders, including Water Asset Management LLC (“WAM”), a holder of more than 5% of our Common Stock, to add an additional non-convertible $5 million tranche. In consideration for the additional facility, the Company issued 250,000 Common Stock purchase warrants (“the Warrants”) to the Lenders, including 50,000 warrants to LC Capital and 125,000 warrants to WAM.  The Warrants entitle the holder to purchase shares of Common Stock at an exercise price of $10 per share at any time prior to October 30, 2014.

    As previously reported in our Form 8-K filed March 7, 2013, on March 5, 2013 we entered into agreements with our senior lenders, including LC Capital and WAM, and new lenders, including Altima Partners (“Altima”), a holder of more than 5% of our Common Stock, to refinance our previously existing $66 million corporate term debt and provide $17.5 million in new working capital.  The agreements replaced all existing term debt on the Company’s balance sheet, which included certain tranches convertible into the Company’s common stock,  and established two new instruments, a non-convertible $30 million senior secured mortgage loan (“Senior Secured Debt”) and a $53.5 million convertible bond (“Convertible Bond”). With the replacement of the previously existing term debt, the shares of common stock formerly issuable upon conversion of such debt, including shares issuable to LC Capital and WAM, were eliminated in favor of shares issuable upon conversion of the Convertible Bond. The $53.5 million Convertible Bond is convertible at any time into the Company’s common stock at a price of $8.05 per share. Interest accrues at 7%, with no principal or interest payments required before maturity on March 5, 2018. Accrued interest is convertible on the same terms as the principal.  LC Capital, WAM, and Altima each acquired portions of the Convertible Bond in the transaction.  LC Capital is the holder of $29,664,432 in Convertible Bonds, which (subject to the Regulatory Cap described in Item 12 above) are convertible into 3,685,023 shares of common stock at a conversion rate of $8.05 per share, plus a maximum of an additional $12,183,606 in interest, or 1,513,491 shares, which may accrue in favor of LC Capital through the maturity date of the Convertible Bonds on March 5, 2018. LC Capital is also the holder of $24,597,453 of the Senior Secured Debt. WAM is the holder of $1,286,208 in Convertible Bonds, which are convertible into 159,777 shares of common stock at a conversion rate of $8.05 per share, plus a maximum of an additional $528,264 in interest, or 65,623 shares, which may accrue in favor of WAM through the maturity date of the Convertible Bonds on March 5, 2018. WAM is also the holder of $1,288,919 of the Senior Secured Debt. Altima is the holder of $1,008,000 in Convertible Bonds, convertible into 125,217 shares of common stock at a conversion rate of $8.05 per share, plus a maximum of an additional $414,000 in interest, or 51,429 shares, which may accrue in favor of Altima through the maturity date of the Convertible Bonds on March 5, 2018.

Policies and Procedures with Respect to Related Party Transactions

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

Director Independence

    Messrs. Courter, Grant, Hickox, Hutchison and Pacini have all been affirmatively determined by the Board to be "independent" under all relevant securities and other laws and regulations, including those set forth in SEC and regulations and pertinent listing standards of the NASDAQ Global Market, as in effect from time to time.    The Company's independent directors meet routinely in executive session without the presence of management.  The Company does not have a lead independent director.  However, the Board has appointed lead independent Directors for each of its key committees and maintains an overall majority of independent Directors to allow it to maintain effective oversight of management. In addition, the Board of Directors and various committees of the Board regularly meet to receive and discuss operating and financial reports presented by the Chief Executive Officer and other members of management as well as reports by experts and other advisors.

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

ITEM 14.  Principal Accountant Fees and Services

    For the fiscal years ended December 31, 2012 and 2011, professional services were performed by PricewaterhouseCoopers LLP.  The Company’s Audit Committee annually approves the engagement of outside auditors for audit services in advance.  The Audit Committee has also established complementary procedures to require pre-approval of all audit-related, tax and permitted non-audit services provided by PricewaterhouseCoopers LLP, and to consider whether the outside auditors' provision of non-audit services to the Company is compatible with maintaining the independence of the outside auditors.  The Audit Committee may delegate pre-approval authority to one or more of its members.  Any such fees pre-approved in this manner shall be reported to the Audit Committee at its next scheduled meeting.  All services described below were pre-approved by the audit committee.

    All fees for services rendered by PricewaterhouseCoopers LLP aggregated $273,000 and $321,000 during the fiscal years ended December 31, 2012 and 2011, respectively, and were composed of the following:

    Audit Fees.  The aggregate fees accrued by the Company for the audit of the annual financial statements during the fiscal years ended December 31, 2012 and 2011, for reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q, and for assistance with and review of documents filed with the SEC were $273,000 for 2012 and $321,000 for 2011.

    Audit Related Fees.  No audit-related fees were billed by PricewaterhouseCoopers LLP to the Company during the fiscal years ended December 31, 2012 and 2011.

    Tax Fees.  No tax fees were billed by PricewaterhouseCoopers LLP to the Company during the fiscal years ended December 31, 2012 and 2011.

    All Other Fees.  No other fees were billed during the fiscal years ended December 31, 2012 and 2011.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

     (a) The exhibits listed in the accompanying Exhibit Index are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A.

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

CADIZ INC.

By:	/s/ Scott Slater
Scott Slater
Chief Executive Officer and President

Date:	April 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name and Position	Date

/s/ Scott Slater	April 29, 2013
Scott Slater, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Timothy J. Shaheen	April 29, 2013
Timothy J. Shaheen, Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Keith Brackpool	April 29, 2013
Keith Brackpool, Chairman

/s/ Stephen E. Courter	April 29, 2013
Stephen E. Courter, Director

/s/ Geoffrey Grant	April 29, 2013
Geoffrey Grant, Director

/s/ Winston H. Hickox	April 29, 2013
Winston H. Hickox, Director

/s/ Murray H. Hutchison	April 29, 2013
Murray H. Hutchison, Director

/s/ Raymond J. Pacini	April 29, 2013
Raymond J. Pacini, Director

/s/ Bryant R. Riley	April 29, 2013
Bryant R. Riley, Director

EXHIBIT INDEX

The following exhibits are filed with this Amendment No. 1 to Annual Report on Form 10-K/A.

31.1	Certification of Scott Slater, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002