Form 10-Q
period 2013-03-31
CADIZ INC
filed 2013-05-09
CIK 727273

United States
Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[√]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2013
OR
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
Yes___ No   √

As of May 5, 2013, the Registrant had 15,452,756 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.

Index

Cadiz Inc.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Three Months
	Ended March 31,
($ in thousands except per share data)	2013	2012

Revenues	$4	$31

Costs and expenses:
Cost of sales	-	-
General and administrative	3,884	2, 823
Depreciation	64	93

Total costs and expenses	3,948	2,916

Operating loss	(3,944)	(2,885)

Interest expense, net	(2,437)	(1,560)
Loss on extinguishment of debt and debt refinancing	(1,055)	-

Loss before income taxes	(7,436)	(4,445)
Income tax provision	3	3

Net loss and comprehensive loss applicable to common stock	$(7,439)	$(4,448)

Basic and diluted net loss per common share	$(0.48)	$(0.29)

Basic and diluted weighted average shares outstanding	15,448	15,436

See accompanying notes to the consolidated financial statements.

  Back to Index

Cadiz Inc.

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
($ in thousands except share data)	2013	2012

ASSETS

Current assets:
Cash and cash equivalents	$11,051	$1,685
Accounts receivable	44	260
Inventories	147	-
Prepaid expenses and other	670	404

Total current assets	11,912	2,349

Property, plant, equipment and water programs, net	44,010	44,074
Goodwill	3,813	3,813
Debt Issuance Costs	1,229	81
Other assets	3,152	201

Total Assets	$64,116	$50,518

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$508	$957
Accrued liabilities	1,769	1,395
Current portion of long-term debt	11	11

Total current liabilities	2,288	2,363

Long-term debt, net	83,925	63,250
Deferred revenue	750	750
Other long-term liabilities	923	923

Total Liabilities	87,886	67,286

Stockholders’ deficit:
Common stock - $.01 par value; 70,000,000 shares
authorized; shares issued and outstanding – 15,452,756 at
March 31, 2013 and 15,438,961 at December 31, 2012	154	154
Additional paid-in capital	301,476	301,039
Accumulated deficit	(325,400)	(317,961)
Total stockholders’ deficit	(23,770)	(16,768)

Total Liabilities and Stockholders’ deficit	$64,116	$50,518

See accompanying notes to the consolidated financial statements.

  Back to Index

Cadiz Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months
	Ended March 31,
($ in thousands)	2013	2012

Cash flows from operating activities:
Net Loss
Adjustments to reconcile net loss to	$(7,439)	(4,448)
net cash used for operating activities:
Depreciation	64	93
Amortization of debt discount and issuance costs	1,311	701
Interest expense added to loan principal	1,126	860
Loss on early extinguishment of debt and debt refinancing	835	-
Compensation charge for stock and share options	439	159
Changes in operating assets and liabilities:
Decrease in accounts receivable	216	2
Increase in prepaid expenses and other	(413)	(1,176)
(Increase) decrease in other assets	(2,951)	9
Decrease in accounts payable	(282)	(622)
Increase in accrued liabilities	372	174
Increase in deferred revenue	-	228

Net cash used for operating activities	(6,722)	(4,020)

Cash flows from investing activities:
Additions to property, plant and equipment	(167)	(257)
Other Assets (restricted cash)	-	(228)

Net cash used for investing activities	(167)	(485)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	83,458	-
Debt issuance costs	(1,243)	-
Principal payments on long-term debt	(65,960)	(4)

Net cash provided by (used for) financing activities	16,255	(4)

Net increase (decrease) in cash and cash equivalents	9,366	(4,509)

Cash and cash equivalents, beginning of period	1,685	11,370

Cash and cash equivalents, end of period	$11,051	$6,861

See accompanying notes to the consolidated financial statements.

  Back to Index

Cadiz Inc.

Consolidated Statement of Stockholders' Deficit (Unaudited)

($ in thousands except per share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2012	15,438,961	$154	$301,039	$(317,961)	$(16,768)

Stock awards	13,795	-	-	-	-

Stock based compensation expense	-	-	437	-	437

Net loss and comprehensive loss	-	-	-	(7,439)	(7,439)

Balance as of March 31, 2013	15,452,756	$154	$301,476	$(325,400)	$(23,770)

See accompanying notes to the consolidated financial statements.

  Back to Index

Cadiz Inc.

Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The Consolidated Financial Statements have been prepared by Cadiz Inc., also referred to as “Cadiz” or “the Company”, without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2012.

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

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates and such differences may be material to the financial statements. The results of operations for the three months ended March 31, 2013, are not necessarily indicative of results for the entire fiscal year ending December 31, 2013.

Liquidity

    The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $7.4 million for the three months ended March 31, 2013, and $4.4 million for the three months ended March 31, 2012.  The Company had working capital of $9.6 million at March 31, 2013, and used cash in operations of $6.7 million for the three months ended March 31, 2013, and $4.0 million for the three months ended March 31, 2012.

    Cash requirements during the three months ended March 31, 2013, primarily reflect:  (i) certain administrative costs related to the Company’s water development efforts; (ii) litigation costs; and (iii) a $3.3 million cash payment related to the lease agreement with the Arizona & California Railroad Company to use a portion of the railroad’s right-of-way to construct and operate a water conveyance pipeline.  Currently, the Company’s sole focus is the development of its land and water assets.

    In June 2006, the Company raised $36.4 million through the private placement of a five year zero coupon convertible term loan with Peloton Partners LLP (“Peloton”), as administrative agent, and an affiliate of Peloton and another investor, as lenders (the “Term Loan”).  The proceeds of the new term loan were partially used to repay the Company’s prior term loan facility with ING Capital LLC (“ING”).  On April 16, 2008, the Company was advised that Peloton’s interest in the Term Loan had been assigned to an affiliate of Lampe, Conway & Company LLC (“Lampe Conway”), and Lampe Conway subsequently replaced Peloton as administrative agent of the loan.  On June 4, 2009, the Company completed arrangements to amend the Term Loan and extend its maturity to June of 2013.  This facility was further modified as to certain of its conversion features on October 19, 2010, in connection with a new $10 million working capital facility with its existing lenders.  On October 30, 2012, the Company increased the capacity of its existing Term Loan facility with an additional $5 million facility.

Back to Index

    On March 5, 2013, the Company completed arrangements with its senior lenders to refinance its then existing $66 million Term Loan.  Under the terms of the new arrangements, the existing lenders hold $30 million of non-convertible secured debt, with the balance of the Company’s outstanding debt of approximately $36 million held in a convertible bond instrument.  Further, the Company increased the capacity of the convertible bond instrument with an additional $17.5 million to be used for working capital purposes.  See Note 3, “Long-Term Debt”.

    In June 2011, the Company filed a shelf registration statement on Form S-3 registering the sale of up to $50 million of the Company’s common stock in one or more public offerings.  The registration statement was declared effective on June 10, 2011.  On July 8, 2011, the Company raised $4 million with the sale of 363,636 shares at $11 per share by way of a takedown from this shelf registration.  The proceeds were used to replace the unutilized portion of its working capital facility and for general corporate purposes.  On December 14, 2011, the Company sold 570,000 shares of Common Stock from the shelf registration at a price of $9 per share for total proceeds of $5.1 million.  There is approximately $40 million in additional capacity currently available under this shelf registration.

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

    The $17.5 million in additional working capital, as discussed above, provides the Company with sufficient funds to meet its expected working capital needs until mid 2014.  Based upon the Company’s current and anticipated usage of cash resources, it will require additional working capital during 2014 to meet its cash resource needs, or to fund any capital requirements in connection with implementation of the Cadiz Valley Water Conservation, Recovery and Storage Project (“Water Project” or “Project”).  The Company will evaluate the amount of cash needed, and the manner in which such cash will be raised, on an ongoing basis.  The Company may meet any future cash requirements through a variety of means, including equity or debt placements, or through the sale or other disposition of assets.  Equity placements would be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon our existing stockholders.  Limitations on the Company’s liquidity and ability to raise capital may adversely affect it.  Sufficient liquidity is critical to meet its resource development activities.  Although the Company currently expects its sources of capital to be sufficient to meet its near-term liquidity needs, there can be no assurance that its liquidity requirements will continue to be satisfied.  If the Company cannot raise needed funds, it might be forced to make substantial reductions in its operating expenses, which could adversely affect its ability to implement its current business plan and ultimately its viability as a company.

Back to Index

Principles of Consolidation

    The consolidated financial statements include the accounts of Cadiz Inc. and all subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

Short-Term Investments

    The Company considers all short-term deposits with an original maturity greater than three months, but no greater than one year, to be short-term investments.  The Company had no short-term investments at March 31, 2013, or December 31, 2012.

Supplemental Cash Flow Information

    No cash payments, including interest, are due on the corporate term debt prior to its maturity on March 5, 2016, or the convertible bond prior to its maturity on March 5, 2018.

    The Company recorded non-cash additions to fixed assets of $923,000 at March 31, 2013, and $1,090,000 at December 31, 2012, which were accrued at the respective period ends, for the costs directly attributable to the development of the Water Project.

Recent Accounting Pronouncements

Offsetting Assets and Liabilities

    In December 2011 and December 2012, the FASB issued accounting standards updates modifying the disclosure requirements about the nature of an entity's rights of offsetting assets and liabilities in the consolidated balance sheet under master netting agreements and related arrangements associated with financial and derivative instruments. The guidance requires increased disclosure of the gross and net recognized assets and liabilities, collateral positions and narrative descriptions of setoff rights. The adoption of this pronouncement did not have a material impact on the Company’s Consolidated Financial Statements and accompanying disclosures.

Presentation of Items Reclassified out of Accumulated Other Comprehensive Income

    In February 2013, the FASB issued an accounting standards update which requires disclosure related to items reclassified out of accumulated other comprehensive income (AOCI). The guidance requires entities to present separately, for each component of other comprehensive income (OCI), current period reclassifications and the remainder of the current-period OCI. In addition, for certain current period reclassifications, an entity is required to disclose the effect of the item reclassified out of AOCI on the respective line item of net income. The adoption of this pronouncement did not have a material impact on the Company’s Consolidated Financial Statements and accompanying disclosures.

Back to Index

Joint and Several Liabilities

    In February 2013, the FASB issued an accounting standard update which modifies the requirements for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The guidance requires companies to measure these obligations as the sum of the amount the company has agreed with co-obligors to pay and any additional amount it expects to pay on behalf of one or more co-obligors. This guidance is effective for all fiscal years, and interim periods within those years, beginning after December 31, 2013. The Company does not expect this guidance to have a material impact on results of operations.

NOTE 2 - PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

    Property, plant, equipment and water programs consist of the following (in thousands):

	March 31,	December 31,
	2013	2012

Land and land improvements	$24,191	$24,191
Water programs	21,324	21,324
Buildings	1,187	1,187
Leasehold improvements	570	570
Furniture and fixtures	458	458
Machinery and equipment	1,122	1,122
Construction in progress	103	103
	48,955	48,955

Less accumulated depreciation	(4,945)	(4,881)

	$44,010	$44,074

    Depreciation expense totaled $64,000 for the three months ended March 31, 2013, and $93,000 for the three months ended March 31, 2012.

Back to Index

NOTE 3 – LONG-TERM DEBT

    At March 31, 2013 and December 31, 2012, the carrying amount of the Company’s outstanding debt is summarized as follows (in thousands):

	March 31,	December 31,
	2013	2012

Zero coupon secured convertible term loan	$-	$65,262
Senior secured debt due March 5, 2016 Interest accrues at 8% per annum	30,173	-
Convertible bond instrument due March 5, 2018 Interest accrues at 7% per annum	53,715	-
Other loans	48	50
Debt discount, net of accumulated accretion	-	(2,051)
	83,936	63,261

Less current portion	11	11

	$83,925	$63,250

    The carrying value of the Company’s debt approximates fair value.  The fair value of the Company’s debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders.

    Pursuant to the Company’s loan agreements, annual maturities of long-term debt outstanding on March 31, 2013, are as follows:

12 Months Ending March 31	(in thousands)

2014	11
2015	11
2016	30,185
2017	11
2018	53,718
$83,936

    In June 2006, the Company raised $36.4 million through the private placement of a five-year zero coupon convertible term loan with Peloton, as administrative agent, and an affiliate of Peloton and another investor, as lenders (the “Term Loan”).  The proceeds of the Term Loan were partially used to repay the Company’s prior term loan facility with ING.  On April 16, 2008, the Company was advised that Peloton’s interest in the Term Loan had been assigned to an affiliate of Lampe Conway, and Lampe Conway subsequently replaced Peloton as administrative agent of the loan.  On June 4, 2009, the Company completed arrangements to amend the Term Loan as to certain of its conversion features and extend its maturity to June of 2013.  This facility was further modified as to certain of its conversion features on October 19, 2010, in connection with a new $10 million working capital facility with the existing lenders.  On October 30, 2012, the Company increased the capacity of its existing Term Loan facility with an additional $5 million facility.  The Term Loan consisted of the following tranches as of March 5, 2013:

Back to Index

Tranche	Principal Amount (in thousands)	Conversion Price (per share)	Potential Number of Shares Issuable

Tranche A-1	$4,550	$7.00	650,000
Tranche A-2a	2,411	$35.00	68,889
Tranche A-2b	7,576	Non-Convertible	-
Tranche B-1	2,856	$13.50	211,565
Tranche B-2	2,190	$12.50	175,239
Tranche B-3a	6,810	$35.00	194,558
Tranche B-3b	26,485	Non-Convertible	-
Tranche C-1	5,775	$13.50	427,743
Tranche C-2	2,214	$12.50	177,150
Tranche D	5,107	Non-Convertible	-
	$65,974		1,905,144

    As a result of the modifications of the convertible debt arrangements in June 2009 and October 2010, the change in conversion value between the original and modified instrument totaling approximately $3.2 million was recorded as additional debt discount with an offsetting amount recorded as additional paid-in capital.  Such debt discount was accreted to the redemption value of the instrument over the remaining term of the loan as additional interest expense.  In connection with the modification transaction in October 2010, the Company recorded a derivative liability related to the conversion option.  The fair value of the derivative liability was marked-to-market at the end of each reporting period with the associated change in fair value recorded as other income (expense).  On July 25, 2011, the Company entered into an amendment to the facility eliminating the availability to the Company of the unused $3 million portion of the facility.  As a result, the conversion option related to the unused portion of the facility no longer exists and a derivative liability is no longer being recorded.  On October 30, 2012, the Company increased the capacity of the Term Loan with an additional $5 million facility.  As a result of this transaction, the Company issued warrants to the lenders to purchase shares of common stock.  The value of the warrants totaled approximately $533 thousand and was recorded as additional debt discount with a corresponding amount recorded as additional paid-in capital.

    On March 5, 2013, the Company completed arrangements with its senior lenders to refinance the Company’s existing $66 million corporate term debt.  The new arrangements established two separate debt instruments, a $30 million senior secured mortgage loan due in three years, and a new $53.5 million convertible bond due in five years, with no principal or interest payments due on either instrument until maturity.  The new debt instruments replaced all existing term debt as of March 5, 2013, and provided $17.5 million in new working capital to fund the Company’s current operations, including pre-construction activities related to the Project.

    The major components of the refinancing included:

Back to Index

•
A $30 million senior term loan secured by the underlying assets of the Company, including landholdings and infrastructure (the “Senior Secured Debt”).  The instrument accrues interest at 8% per annum and requires no principal or interest payments before maturity on March 5, 2016.  Prepayment would be mandatory following any asset sale or voluntarily at the Company’s option, subject to a premium. The Senior Secured Debt has a senior position to any other Company debt instrument.

•
A $53.5 million convertible bond (the “Convertible Bond”).  The Convertible Bond provides for convertibility into the Company’s common stock at a price of $8.05 per share.  Interest accrues at 7% per annum, with no principal or interest payments required before maturity on March 5, 2018. This instrument has a junior position to the Senior Secured Debt.

•	$17.5 million in new working capital provided as part of the Convertible Bond issuance to fund Company operations.

    The new credit facility does not constitute a troubled debt restructuring and was accounted for as a debt extinguishment under ASC 470-50.  The fair value of the new credit facility was recorded at face value.  The Company recorded a loss on extinguishment of debt in the amount of $1.06 million which consisted of the write-off of unamortized debt discount, unamortized debt issuance costs and fees paid to the lenders.

    The Company incurred $1.2 million of legal expenses and placement agent fees related to the negotiation and documentation of the refinancing which will be amortized over the life of the Convertible Bond.

    Both the new Senior Secured Debt and the Convertible Bond contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company’s ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on the Company’s ability to issue additional common stock to fund future working capital needs.  The debt covenants were negotiated by the parties with a view towards the Company’s operating and financial condition as it existed at the time the agreements were executed.  At March 31, 2013, the Company was in compliance with its debt covenants.

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

Back to Index

    On January 9, 2013, Cadiz revised its existing agreement with the law firm of Brownstein Hyatt Farber Schreck LLP (“Brownstein”).  Under this agreement, Brownstein provides certain legal and advisory services to the Company, including the services of Mr. Scott Slater, the Company’s Chief Executive Officer.  As previously disclosed, the Company had agreed to pay to Brownstein an amount of up to 1% of the net present value of the Water Project as incentive compensation in consideration of the services provided by Brownstein under the original agreement.

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

    The Company recognized stock compensation in the amount of $373,000 for the first of the four milestones which was satisfied on January 9, 2013.  Because the shares are payable three years from the date earned, the fair value of these shares was estimated by discounting the current market price of the Company’s common stock by the fair value of a protective put using the Black-Scholes model.

NOTE 5 – STOCK-BASED COMPENSATION PLANS AND WARRANTS

    The Company has issued options pursuant to its 2003 Management Equity Incentive Plan, 2007 Management Equity Incentive Plan, and 2009 Equity Incentive Plan.  The Company has also granted stock awards pursuant to its 2007 Equity Incentive Plan, 2009 Equity Incentive Plan and Outside Director Compensation Plan, as described below

2003 Management Equity Incentive Plan

    In December 2003, concurrently with the completion of the Company’s then current financing arrangements with ING, the Company’s board of directors authorized the adoption of a Management Equity Incentive Plan.  As of March 31, 2013, a total of 315,000 common stock options remain outstanding under this plan.

Back to Index

Outside Director Compensation Plan

    The Cadiz Inc. Outside Director Compensation Plan was approved by Cadiz stockholders in November 2006.  Under the plan, each outside director receives $30,000 of cash compensation and receives a deferred stock award consisting of shares of the Company’s common stock with a value equal to $20,000 on June 30 of each year.  The award accrues on a quarterly basis, with $7,500 of cash compensation and $5,000 of stock earned for each fiscal quarter in which a director serves.  The deferred stock award vests automatically on the January 31st which first follows the award date.

2007 Management Equity Incentive Plan

    The 2007 Management Equity Incentive Plan was approved by stockholders at the 2007 Annual Meeting.  As of March 31, 2013, a total of 10,000 common stock options remain outstanding under this plan.

2009 Equity Incentive Plan

    The 2009 Equity Incentive Plan was approved by stockholders at the 2009 Annual Meeting.  The plan provides for the grant and issuance of up to 850,000 shares and options to the Company’s employees and consultants.  The plan became effective when the Company filed a registration statement on Form S-8 on December 18, 2009.  All options issued under the 2009 Equity Incentive Plan have a ten year term with vesting periods ranging from issuance date to 24 months.  To date, 537,500 common stock purchase options have been issued under this plan and all remained outstanding as of March 31, 2013.

    All options that have been issued under the above plans have been issued to officers, employees and consultants of the Company.  In total, options to purchase 862,500 shares were unexercised and outstanding on March 31, 2013, under the three equity incentive plans.

    The Company recognized stock option related compensation costs of $41,000 and $134,000 in the three months ended March 31, 2013 and 2012, respectively.  On March 31, 2013, there was $4,000 of unamortized compensation expense relating to option awards.  This unamortized compensation expense is expected to be recognized through December 2013.  No options were exercised during the three months ended March 31, 2013.

Stock Awards to Directors, Officers, and Consultants

    The Company has granted stock awards pursuant to its 2007 Management Equity Incentive Plan, 2009 Equity Incentive Plan and Outside Director Compensation Plan.

    240,000 shares were issued under the 2007 Management Equity Incentive Plan.  A 150,000 share award was issued that vested in three equal installments on January 1, 2008, January 1, 2009, and January 1, 2010.  The remaining 90,000 shares were issued as shares that vested in May 2009 consistent with the terms of the agreements pursuant to which those executives provide services to the Company.

Back to Index

    Of the total 850,000 shares reserved under the 2009 Equity Incentive Plan, a grant of 115,000 restricted shares of common stock became effective on January 14, 2010, and a grant of 140,000 restricted shares of common stock became effective on January 10, 2011, consistent with the terms of the agreements pursuant to which those executives provide services to the Company and which contemplate that such executives will participate in the Company’s long-term incentive plans.  The recipients of these restricted shares have a contractual agreement not to sell any of these shares for a period of three years following the effective date.  Of the remaining 595,000 shares reserved under the 2009 Equity Incentive Plan, 22,782 shares of common stock were awarded to directors, 537,500 were issued as options as described above and 34,718 are available for future distribution as of March 31, 2013

    Under the Outside Director Compensation Plan, 72,782 shares have been awarded for the plan years ended June 30, 2003, through June 30, 2012.  Of the 72,782 shares awarded, 13,795 shares awarded for services during the plan year ended June 30, 2012, became effective on that date and vested on January 31, 2013.

    The Company recognized stock based compensation costs related to stock based awards of $25,000 for each of the three months ended March 31, 2013 and 2012.

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

    On October 30, 2012, the Company increased the capacity of its then existing Term Loan facility with an additional $5 million facility.  Concurrently with the funding of the facility, the Company issued warrants to the lenders to purchase an aggregate of 250,000 shares of its common stock.  These warrants have an exercise price of $10 per share and must be exercised not later than two years from the date of issuance.

    As of March 31, 2013, 472,222 warrants remain outstanding.

NOTE 6 – INCOME TAXES

    As of March 31, 2013, the Company had net operating loss (“NOL”) carryforwards of approximately $188 million for federal income tax purposes and $98 million for California state income tax purposes.  Such carryforwards expire in varying amounts through the year 2033.  Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

Back to Index

    As of March 31, 2013, the Company possessed unrecognized tax benefits totaling approximately $2.8 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.

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

    Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against these assets.  Accordingly, no deferred tax asset has been reflected in the accompanying consolidated balance sheets.

NOTE 7 – NET LOSS PER COMMON SHARE

    Basic earnings per share (“EPS”) is computed by dividing the net loss by the weighted-average common shares outstanding.  Options, deferred stock units, warrants and the zero coupon term loan convertible into or exercisable for certain shares of the Company’s common stock were not considered in the computation of diluted EPS because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 3,272,000 and 2,931,000 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 8 - CONTINGENCIES

    In California, third parties have the ability to file litigation challenging the approval of a project.  As a result, the Company is and expects to continue to be party to various legal proceedings arising in the general course of its business, including, in particular, the development of the Water Project.

    The Company is currently named as a real party in interest in eight (8) lawsuits related to the Water Project approvals granted last year by the Santa Margarita Water District and County of San Bernardino in accordance with the California Environmental Quality Act (“CEQA”).  The eight lawsuits have been brought by four plaintiffs and have been coordinated in Orange County Superior Court.  The cases seek various forms of relief, but are primarily focused on causing a reconsideration of the environmental documents and limitation of the Project approvals. The cases are expected to proceed to administrative trial later this year.  The Company cannot predict the outcome of any of the proceedings.  In the opinion of management, the ultimate outcome of each proceeding, individually and in the aggregate, will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

    There are no other material legal proceedings pending to which the Company is a party or of which any of the Company’s property is the subject.

Back to Index

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

    In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the following discussion contains trend analysis and other forward-looking statements.  Forward-looking statements can be identified by the use of words such as "intends", "anticipates", "believes", "estimates", "projects", "forecasts", "expects", "plans" and "proposes".  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements.  These include, among others, our ability to maximize value from our Cadiz, California land and water resources; and our ability to obtain new financings as needed to meet our ongoing working capital needs.  See additional discussion under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

    We are a land and water resource development company with 45,000 acres of land in three separate areas of eastern San Bernardino County, California.  Virtually all of this land is underlain by high-quality, naturally recharging groundwater resources, and is situated in proximity to the Colorado River and the Colorado River Aqueduct (“CRA”), the major source of imported water for Southern California.  Our main objective is to realize the highest and best use of these land and water resources in an environmentally responsible way.

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

    In addition to our sustainable agricultural operations, we believe that the long-term value of our land assets can best be derived through the development of a combination of water supply and storage projects at our properties.  The primary factor driving the value of such projects is continuing pressure on water supplies throughout California, including environmental restrictions and regulatory shortages on each of the State’s three main water sources:  the State Water Project, the Colorado River and the Los Angeles Aqueduct.  Southern California’s water providers rely on these imported sources for a majority of their water supplies, but deliveries from all three systems have been below capacity over the last several years.  Availability of supplies in California also differs greatly from year to year due to natural hydrological variability. For example, State Water Project deliveries are presently limited to just 35% of capacity for 2013 due to ongoing environmental restrictions and below average precipitation.  Southern California water providers are seeking new, reliable supply solutions to address anticipated limitations of traditional water supplies and to plan for long-term water needs but cost-effective alternatives and solutions are limited.

Back to Index

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

Water Resource Development

    The Water Project is designed to capture and conserve billions of gallons of renewable native groundwater currently being lost annually to evaporation from the aquifer system underlying our Cadiz/Fenner Property, and provide a new, reliable water supply in Southern California.  By implementing established groundwater management practices, the Water Project will create a sustainable water supply for Project participants without adversely impacting the aquifer system or the desert environment.  The total quantity of groundwater to be recovered and conveyed to Project participants will not exceed a long-term annual average of 50,000 acre-feet per year for 50 years.  The Project also offers participants the ability to carry-over their annual supply and store it in the groundwater basin from year to year.  A second phase of the Project, Phase II, will offer approximately one million acre-feet of storage capacity that can be used to store imported water supplies at the Water Project area.

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

Back to Index

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

(1)	A Water Conveyance Pipeline Right-of-Way from the Water Project Area to a Delivery System

In September 2008, we secured a right-of-way for the Water Project’s water conveyance pipeline by entering into a lease agreement with the Arizona & California Railroad Company (“ARZC”).  The agreement allows for the use of a portion of the railroad’s right-of-way to construct and operate a water conveyance pipeline for a period up to 99 years.  The pipeline would be used to convey water between our Cadiz Valley property and the CRA in Rice, California.  The ARZC is also a Project participant and would receive water from the Project to serve a variety of railroad purposes, including fire suppression and other safety and maintenance uses.  Pursuant to the agreement, we made a payment in the amount of $3.3 million on March 6, 2013, to commence the construction and operation term of the agreement.

We are also exploring the potential to utilize an unused natural gas pipeline (as described in “Existing Pipeline Asset” below) that exists in the Project area, to which we hold an ownership right, as a means to access additional distribution systems. Initial feasibility studies indicate that this pipeline could be used as a component of the Project to distribute water to Project participants or import water for storage at the Project area in Phase II.  The potential use of this pipeline by the Project was preliminarily analyzed as part of the Project’s Environmental Impact Report (“EIR”).

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

    Under the terms of the agreements with the six water providers, upon completion of the Water Project’s California Environmental Quality Act (“CEQA”) review and certification of the Final EIR, which occurred on July 31, 2012, each agency has the right to acquire an annual supply of 5,000 acre-feet of water at a pre-determined formula competitive with their incremental cost of new water.  In addition, the agencies have options to acquire storage rights in the Water Project to allow them to manage their supplies to complement their other water resources.

Back to Index

    Following CEQA certification, SMWD was the first participant to adopt resolutions approving a Water Purchase and Sale Agreement for 5,000 acre-fee of water.  The structure of the SMWD purchase agreement calls for an annually adjusted water supply payment of up to $500/AF including identified income streams, plus its pro rata portion of the capital recovery charge and operating and maintenance costs.  The capital recovery charge is calculated by amortizing the total capital investment by the Company over a 30-year term.

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

    In order to properly develop and quantify the sustainability of the Water Project, and prior to initiating the formal permitting process for the Water Project, we commissioned consulting firm CH2M HILL to complete a comprehensive study of the water resources at the Project area.  Following a year of analysis, CH2M HILL released its study of the aquifer system in February 2010.  Utilizing new models produced by the U.S. Geological Survey in 2006 and 2008, the study estimated the total groundwater in storage in the aquifer system to be between 17 and 34 million acre-feet, a quantity on par with Lake Mead, the nation’s largest surface reservoir.  The study also identified a renewable annual supply of native groundwater in the aquifer system currently being lost to evaporation.  CH2M HILL’s findings, which were peer reviewed by leading groundwater experts, confirmed that the aquifer system could sustainably support the Water Project.

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

    Following a 17 month public review process, SMWD released the Final EIR in July 2012.  The Final EIR summarized that, with the exception of unavoidable short-term construction emissions, by implementing the measures developed in the Project’s Groundwater Management, Monitoring and Mitigation Plan (“GMMMP”), the Project will avoid significant impacts to desert resources.  On July 31, 2012, the SMWD Board of Directors voted unanimously to certify the Final EIR and approve the Project.

Back to Index

    Following SMWD’s action, the San Bernardino County Board of Supervisors voted on October 1, 2012 to approve the GMMMP for the Project and adopted certain findings under CEQA, becoming the first Responsible Agency to take an approving action pursuant to the certified EIR.  San Bernardino County served as a Responsible Agency in the CEQA review process as the local government entity responsible for oversight over groundwater resources in the Project area.

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

    The construction of these facilities will require capital financing, which is expected to be entirely provided with lower-cost senior debt, secured by the new facility assets. Our existing Convertible Bond provides us the flexibility to incorporate Water Project construction financing by allowing Project financing to be placed ahead of it in terms of priority.

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

Back to Index

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

    The 96-mile Cadiz-Barstow route creates significant opportunities for our water resource development efforts.  Once converted to water use, the pipeline can be used to directly connect the Cadiz area to northern and central California water sources, serving a growing need for additional locations for storage of water south of the Bay Delta region.  In addition, the 96-mile pipeline creates new opportunities to deliver water, either directly or via exchange, to potential customers in San Bernardino and Kern Counties, areas which do not currently have an interconnection point with the Project.  When both the 96-mile line and the 43-mile pipeline to the CRA become operational, the Cadiz Project area would link the two major water delivery systems in California providing flexible opportunities for both supply and storage.

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

Back to Index

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

    In 2009, we entered into a lease agreement with a third party to develop 500 additional acres of lemon orchards; 180 acres have been planted to date and are included in the 440 acres of lemon orchards referred to above.  We expect to receive lease income once the new lemon orchards reach commercial production through a profit sharing agreement component of the lease.

    Agricultural revenues will continue to vary from year to year based on the number of acres in development, crop yields, and prices.  We do not expect that our agricultural revenues will be material to our overall results of operations once the Water Project is fully operational.  However, our agricultural operations are expected to be maintained in complement with the Water Project to provide added value to Project operations.

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

    Additionally, we own acreage located near Danby Dry Lake, approximately 30 miles southeast of our Cadiz/Fenner Valley properties.  The Danby Dry Lake property is located approximately 10 miles north of the CRA.  Initial hydrological studies indicate that the area has excellent potential for a water supply project and could site certain facilities for the Water Project. Certain of the properties in this area may also be suitable for agricultural development and/or preservation and conservation.

Land Conservation Bank

    As stated above, some of our properties not currently being developed are located within areas designated by the federal government as Critical Desert Tortoise Habitat and/or Desert Wilderness Areas.  We are currently in the permitting process with the California Department of Fish and Wildlife to permit approximately 7,500 acres of these properties for inclusion in a land mitigation or conservation bank, which would provide credits that can be acquired by entities that must mitigate or offset planned development in other areas. For example, this bank could potentially service the mitigation requirements of numerous utility-scale solar development projects being considered throughout Riverside and San Bernardino Counties, including projects within the recently approved federal Riverside-East Solar Energy Zone.

Back to Index

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

Results of Operations

Three Months Ended March 31, 2013, Compared to Three Months Ended March 31, 2012

    We have not received significant revenues from our water resource and real estate development activity to date.  Our revenues have been limited to our agricultural operations.  As a result, we have historically incurred a net loss from operations.  We had revenues of $4 thousand for the three months ended March 31, 2013, and $31 thousand for the three months ended March 31, 2012.  We incurred a net loss of $7.4 million in the three months ended March 31, 2013, compared with a $4.4 million net loss during the three months ended March 31, 2012. The higher 2013 loss was primarily due to higher general and administrative expenses, higher interest expense and the loss on extinguishment of debt and debt refinancing.

    Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e. general and administrative expense) and our interest expense.  We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

   Revenues  We had revenues of $4 thousand for the three months ended March 31, 2013, and $31 thousand for the three months ended March 31, 2012.

   Cost of Sales  Cost of sales were zero for each of the three months ended March 31, 2013 and 2012.

   General and Administrative Expenses General and administrative expenses were $3.9 million during the three months ended March 31, 2013, and $2.8 million during the three months ended March 31, 2012.  Non-cash compensation costs for stock and option awards are included in General and Administrative Expenses.

Back to Index

    General and Administrative Expenses, exclusive of stock based compensation costs, totaled $3.4 million and $2.7 million for the three months ended March 31, 2013 and 2012, respectively.  The increase in general and administrative expenses in 2013 was primarily due to litigation costs related to the Water Project.

    Compensation costs from stock and option awards for the three months ended March 31, 2013, were $439 thousand, compared with $159 thousand for the three months ended March 31, 2012.  The expense reflects the vesting schedules of the stock and option awards under the 2009 Equity Incentive Plan.  The higher 2013 expense was primarily due to higher stock based non-cash compensation costs related to shares awarded to the Brownstein law firm for certain legal and advisory services to the Company.  See Note 4 to the Consolidated Financial Statements – “Common Stock”.

   Depreciation Depreciation expense totaled $64 thousand for the three months ended March 31, 2013, and $93 thousand for the three months ended March 31, 2012.

   Interest Expense, net  Net interest expense totaled $2.4 million during the three months ended March 31, 2013, compared to $1.6 million during the same period in 2012.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	March 31,
	2013	2012

Interest on outstanding debt	$1,126	$860
Amortization of financing costs	62	21
Amortization of debt discount	1,249	680
Interest income	-	(1)

	$2,437	$1,560

    See Note 3 to the Consolidated Financial Statements – “Long-term Debt”.

   Income Taxes  Income tax expense for each of the three months ended March 31, 2013 and 2012 was $3 thousand.  See Note 6 to the Consolidated Financial Statements - “Income Taxes”.

Liquidity and Capital Resources

Current Financing Arrangements

    As we have not received significant revenues from our development activities to date, we have been required to obtain financing to bridge the gap between the time water resource and other development expenses are incurred and the time that revenue will commence.  Historically, we have addressed these needs primarily through secured debt financing arrangements, private equity placements and the exercise of outstanding stock options and warrants.  We have also worked with our secured lenders to structure our debt in a way which allows us to continue development of the Water Project and minimize dilution of the ownership interests of common stockholders.

    On March 5, 2013, we refinanced our term debt.  See Note 3 to the Consolidated Financial Statements – “Long Term Debt”.   The major components of the refinancing included:

Back to Index

●
A $30 million senior term loan secured by the underlying assets of the Company (the “Senior Secured Debt”) that accrues interest at 8% per annum and requires no principal or interest payments before maturity in March 2016; and

●	A $53.5 million convertible bond (the “Convertible Bond”) that accrues interest at 7% per annum with no principal or interest payments required before maturity in March 2018; and

●	$17.5 million in new working capital provided as part of the Convertible Bond issuance.

    We believe that by breaking our debt into two components, we now have the flexibility to incorporate project financing for the Water Project, as necessary, into our current debt structure. While the new $30 million Senior Secured Debt would be required to be taken out by any necessary project financing, the $53.5 million Convertible Bond has been designed to allow project financing to be placed ahead of it in terms of priority. The $17.5 million of new working capital provides us with the resources to continue to move through our pre-construction phase, including resolution of outstanding administrative CEQA litigation, facility engineering and design, and the finalization of water supply purchase agreements with all Water Project participants.

    The new financing replaced a term loan that was first entered into in June 2006, consisting of a $36.4 million five-year zero coupon senior secured convertible term loan with Peloton Partners LLP (through an affiliate) and another lender (the “Term Loan”).  On April 16, 2008, we were advised that Peloton had assigned its interest in the Term Loan to an affiliate of Lampe Conway & Company LLC (“Lampe Conway”), and Lampe Conway subsequently replaced Peloton as administrative agent of the loan.  During the period the Term Loan was outstanding, it was expanded and modified and consisted of the following tranches as of March 5, 2013:

Tranche	Principal Amount (in thousands)	Conversion Price (per share)	Potential Number of Shares Issuable

Tranche A-1	$4,550	$7.00	650,000
Tranche A-2a	2,411	$35.00	68,889
Tranche A-2b	7,576	Non-Convertible	-
Tranche B-1	2,856	$13.50	211,565
Tranche B-2	2,190	$12.50	175,239
Tranche B-3a	6,810	$35.00	194,558
Tranche B-3b	26,485	Non-Convertible	-
Tranche C-1	5,775	$13.50	427,743
Tranche C-2	2,214	$12.50	177,150
Tranche D	5,107	Non-Convertible	-
	$65,974		1,905,144

Back to Index

    Both the new Senior Secured Debt and the Convertible Bond contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit our ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on our ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the new loans were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At March 31, 2013, we were in compliance with our debt covenants.

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

    At March 31, 2013, we had no outstanding credit facilities other than the Senior Secured Debt and the Convertible Bond described above.

   Cash Used for Operating Activities.  Cash used for operating activities totaled $6.7 million and $4.0 million for the three months ended March 31, 2013 and 2012, respectively.  The cash was primarily used to fund: (i) general and administrative expenses related to our water development efforts; (ii) litigation costs; and (iii) a $3.3 million cash payment related to the lease agreement with the Arizona & California Railroad Company to use a portion of the railroad’s right-of-way to construct and operate a water conveyance pipeline which is reflected in the increase in other assets in the consolidated statement of cash flows.

   Cash Used for Investing Activities.  Cash used for investing activities during the three months ended March 31, 2013 was $167 thousand compared with $485 thousand during the same period in 2012.

   Cash Provided by (Used for) Financing Activities.  Cash provided by financing activities for the three months ended March 31, 2013 was $16.3 million compared with $4 thousand used for financing activities during the same period in 2012. The 2013 period included $17.5 million of proceeds as part of the issuance of long-term debt, offset by $1.2 million in debt issuance costs related to the debt refinancing.

Back to Index

Outlook

    Short-Term Outlook.  The $17.5 million in proceeds from the issuance of the Senior Secured Debt and the Convertible Bond in March 2013 provides us with sufficient funds to meet our expected working capital needs until mid 2014.  Should we require additional working capital to fund operations, we expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities.  See “Long-Term Outlook”.  No assurances can be given, however, as to the availability or terms of any new financing.

    Long-Term Outlook. In the longer term, we will need to raise additional capital to finance working capital needs, capital expenditures and any payments due under our new Senior Secured Debt at maturity in March 2016 or our new Convertible Bond at maturity in March 2018 (see “Current Financing Arrangements” above).

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

Recent Accounting Pronouncements

    See Note 1 to the Consolidated Financial Statements – “Description of Business and Summary of Significant Accounting Policies”.

Certain Known Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	After 5 years
(in thousands)
Long-term debt obligations	$83,936	$11	$30,196	$53,729	$-
Interest Expense	30,309	-	8,007	22,302	-
Operating leases	6,234	313	542	5,379	-
	$120,479	$324	$38,745	$81,410	$-

* The above table does not reflect unrecognized tax benefits of $2.8 million, the timing of which is uncertain. Refer to Note 7 to our Annual Report on Form 10-K for the year ended December 31, 2012.

Back to Index

    Long-term debt included in the table above primarily reflects the Senior Secured Debt and the Convertible Bond, which is described above in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation; Liquidity and Capital Resources”.  Operating leases include the lease agreement with the Arizona & California Railroad Company to use a portion of the railroad’s right-of-way to construct and operate a water conveyance pipeline and the lease of the Company’s executive offices, as described in Item 2, “Properties”.

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk

    As of March 31, 2013, all of the Company's indebtedness bore interest at fixed rates; therefore, the Company is not exposed to market risk from changes in interest rates on long-term debt obligations.

ITEM 4.   Controls and Procedures

Disclosure Controls and Procedures

    The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to its Board of Directors.  Based on their evaluation as of March 31, 2013, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

Back to Index

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

    There have been no material changes to the legal proceedings disclosed in Item 3. Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 1A.   Risk Factors

    There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

    Not applicable.

ITEM 3.   Defaults Upon Senior Securities

    Not applicable.

ITEM 4.   Mine Safety Disclosures

    Not applicable.

ITEM 5.   Other Information

    Not applicable.
Back to Index

ITEM 6.                      Exhibits

    The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Scott S. Slater, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Scott S. Slater, Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Back to Index

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cadiz Inc.

By:	/s/ Scott S. Slater	May 9, 2013
	Scott S. Slater	Date
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Timothy J. Shaheen	May 9, 2013
	Timothy J. Shaheen	Date
Chief Financial Officer and Secretary
(Chief Financial Officer)

Back to Index