Form 10-Q
period 2013-06-30
CADIZ INC
filed 2013-08-08
CIK 727273

United States
Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[√]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2013
OR
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
Yes___ No   √

As of August 5, 2013, the Registrant had 15,452,756 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.

Index

i

Cadiz Inc.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Three Months
	Ended June 30,
($ in thousands except per share data)	2013	2012

Revenues	$4	$6

Costs and expenses:
Cost of sales	-	2
General and administrative	2,811	2, 895
Depreciation	64	95

Total costs and expenses	2,875	2,992

Operating loss	(2,871)	(2,986)

Interest expense, net	(1,589)	(1,596)

Loss before income taxes	(4,460)	(4,582)
Income tax provision	1	2

Net loss and comprehensive loss applicable to common stock	$(4,461)	$(4,584)

Basic and diluted net loss per common share	$(0.29)	$(0.30)

Basic and diluted weighted average shares outstanding	15,453	15,436

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Six Months
	Ended June 30,
($ in thousands except per share data)	2013	2012

Revenues	$8	$37

Costs and expenses:
Cost of sales	-	2
General and administrative	6,695	5,718
Depreciation	128	188

Total costs and expenses	6,823	5,908

Operating loss	(6,815)	(5,871)

Interest expense, net	(4,026)	(3,156)
Loss on extinguishment of debt and debt refinancing	(1,055)	-

Loss before income taxes	(11,896)	(9,027)
Income tax provision	4	5

Net loss and comprehensive loss applicable to common stock	$(11,900)	$(9,032)

Basic and diluted net loss per common share	$(0.77)	$(0.59)

Basic and diluted weighted average shares outstanding	15,450	15,437

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
($ in thousands except share data)	2013	2012

ASSETS

Current assets:
Cash and cash equivalents	$7,219	$1,685
Accounts receivable	89	260
Inventories	298	-
Prepaid expenses and other	487	404

Total current assets	8,093	2,349

Property, plant, equipment and water programs, net	43,946	44,074
Goodwill	3,813	3,813
Debt Issuance Costs	1,178	81
Other assets	3,118	201

Total Assets	$60,148	$50,518

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$370	$957
Accrued liabilities	850	1,395
Current portion of long-term debt	11	11

Total current liabilities	1,231	2,363

Long-term debt, net	85,460	63,250
Deferred revenue	750	750
Other long-term liabilities	923	923

Total Liabilities	88,364	67,286

Stockholders’ deficit:
Common stock - $.01 par value; 70,000,000 shares
authorized; shares issued and outstanding – 15,452,756 at
June 30, 2013 and 15,438,961 at December 31, 2012	154	154
Additional paid-in capital	301,491	301,039
Accumulated deficit	(329,861)	(317,961)

Total stockholders’ deficit	(28,216)	(16,768)

Total Liabilities and Stockholders’ deficit	$60,148	$50,518

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months
	Ended June 30,
($ in thousands)	2013	2012

Cash flows from operating activities:
Net loss Adjustments to reconcile net loss to net cash used for operating activities:	$(11,900)	(9,032)
Depreciation	128	188
Amortization of debt discount and issuance costs	1,362	1,425
Interest expense added to loan principal	2,664	1,733
Loss on early extinguishment of debt and debt refinancing	835	-
Compensation charge for stock and share options	453	232
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	171	(27)
Increase in prepaid expenses and other	(381)	(910)
(Increase) decrease in other assets	(2,917)	31
Decrease in accounts payable	(420)	(832)
(Decrease) increase in accrued liabilities	(546)	575
Increase in deferred revenue	-	553

Net cash used for operating activities	(10,551)	(6,064)

Cash flows from investing activities:
Additions to property, plant and equipment	(167)	(858)
Increase in restricted cash	-	(428)

Net cash used for investing activities	(167)	(1,286)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	17,500	-
Debt issuance costs	(1,243)	-
Principal payments on long-term debt	(5)	(4)

Net cash provided by (used for) financing activities	16,252	(4)

Net increase (decrease) in cash and cash equivalents	5,534	(7,354)

Cash and cash equivalents, beginning of period	1,685	11,370

Cash and cash equivalents, end of period	$7,219	$4,016

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Stockholders' Deficit (Unaudited)

($ in thousands except per share data)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2012	15,438,961	$154	$301,039	$(317,961)	$(16,768)

Stock awards	13,795	-	-	-	-

Stock based compensation expense	-	-	452	-	452

Net loss and comprehensive loss	-	-	-	(11,900)	(11,900)

Balance as of June 30, 2013	15,452,756	$154	$301,491	$(329,861)	$(28,216)

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

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates and such differences may be material to the financial statements. The results of operations for the six months ended June 30, 2013, are not necessarily indicative of results for the entire fiscal year ending December 31, 2013.

Liquidity

    The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $11.9 million for the six months ended June 30, 2013, and $9.0 million for the six months ended June 30, 2012.  The Company had working capital of $6.9 million at June 30, 2013, and used cash in operations of $10.6 million for the six months ended June 30, 2013, and $6.1 million for the six months ended June 30, 2012.

    Cash requirements during the six months ended June 30, 2013, primarily reflect:  (i) certain administrative costs related to the Company’s water development efforts; (ii) litigation costs; and (iii) a $3.3 million cash payment related to the lease agreement with the Arizona & California Railroad Company to use a portion of the railroad’s right-of-way to construct and operate a water conveyance pipeline.  Currently, the Company’s sole focus is the development of its land and water assets.

    In June 2006, the Company raised $36.4 million through the private placement of a five year zero coupon convertible term loan with Peloton Partners LLP (“Peloton”), as administrative agent, and an affiliate of Peloton and another investor, as lenders (the “Term Loan”).  In April 2008, the Company was advised that Peloton’s interest in the Term Loan had been assigned to an affiliate of Lampe, Conway & Company LLC (“Lampe Conway”), and Lampe Conway subsequently replaced Peloton as administrative agent of the loan.  In June 2009, the Company completed arrangements to amend the Term Loan and extend its maturity to June of 2013.  This facility was further modified as to certain of its conversion features in October 2010, in connection with a new $10 million working capital facility with its existing lenders.  In October 2012, the Company increased the capacity of its existing Term Loan facility with an additional $5 million facility.

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

    On July 31, 2013, the Company filed a new shelf registration statement on Form S-3 registering the issuance of up to $40 million in shares of the Company’s common stock, preferred stock, warrants, subscription rights, units and certain debt instruments in one or more public offerings.

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

Short-Term Investments

    The Company considers all short-term deposits with an original maturity greater than three months, but no greater than one year, to be short-term investments.  The Company had no short-term investments at June 30, 2013, or December 31, 2012.

Supplemental Cash Flow Information

    No cash payments, including interest, are due on the corporate term debt prior to its maturity on March 5, 2016, or the convertible bond prior to its maturity on March 5, 2018.

    The Company recorded non-cash additions to fixed assets of $923,000 at June 30, 2013, and $1,090,000 at December 31, 2012, which were accrued at the respective period ends, for the costs directly attributable to the development of the Water Project.

    The Company revised its Consolidated Statement of Cash Flows for the three months ended March 31, 2013 due to an immaterial error. The revision was made in the second quarter ended June 30, 2013 on the Company's Consolidated Statement of Cash Flows to reflect the cash flows associated with the March 2013 financing, which is discussed in Note 3. The revision does not affect the net cash flows provided by financing activities or affect the net change in cash and cash equivalents for the three months ended March 31, 2013, and has no effect on the Company's Consolidated Statements of Income, Consolidated Balance Sheets, and Consolidated Statement of Stockholders' Deficit. The Company has evaluated the effect of this error and concluded that it is not material to previously issued financial statements. Nevertheless, the Company has elected to revise the Consolidated Statement of Cash Flows in this report to correct for the effect of this error and properly reflect the revised values.

The amounts on prior period Consolidated Statements of Cash Flows that have been revised are summarized below:

	As Reported	As Revised
	Three Months Ended March 31,	Three Months Ended March 31,
(Dollars in Thousands)	2013	2013

Financing Activities
Proceeds from issuance of long-term debt	$83,458	$17,500
Principal payments on long-term debt	$(65,963)	$(5)

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

Presentation of Unrecognized Tax Benefits

    In July 2013, the FASB issued an accounting standards update which will require that an unrecognized tax benefit be presented on the balance sheet as a reduction of a deferred tax asset for a net operating loss ("NOL") or tax credit carryforward under certain circumstances. The guidance is effective for all fiscal years, and interim periods within those years, beginning December 15, 2013.  The Company does not expect this guidance to have a material impact on the consolidated financial statements.

NOTE 2 - PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

    Property, plant, equipment and water programs consist of the following (in thousands):

	June 30,	December 31,
	2013	2012

Land and land improvements	$24,191	$24,191
Water programs	21,324	21,324
Buildings	1,187	1,187
Leasehold improvements	570	570
Furniture and fixtures	458	458
Machinery and equipment	1,128	1,122
Construction in progress	97	103
	48,955	48,955

Less accumulated depreciation	(5,009)	(4,881)

	$43,946	$44,074

    Depreciation expense totaled $64,000 for the three months ended June 30, 2013, and $93,000 for the three months ended June 30, 2012.  Depreciation expense totaled $128,000 and $188,000 for the six month ended June 30, 2013 and 2012, respectively

NOTE 3 – LONG-TERM DEBT

    At June 30, 2013 and December 31, 2012, the carrying amount of the Company’s outstanding debt is summarized as follows (in thousands):

	June 30,	December 31,
	2013	2012

Zero coupon secured convertible term loan	$-	$65,262
Senior secured debt due March 5, 2016 Interest accrues at 8% per annum	30,783	-
Convertible bond instrument due March 5, 2018 Interest accrues at 7% per annum	54,643	-
Other loans	45	50
Debt discount, net of accumulated accretion	-	(2,051)
	85,471	63,261

Less current portion	11	11

	$85,460	$63,250

    The carrying value of the Company’s debt approximates fair value.  The fair value of the Company’s debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders.

    Pursuant to the Company’s loan agreements, annual maturities of long-term debt outstanding on June 30, 2013, are as follows:

12 Months Ending June 30	(in thousands)

2014	11
2015	11
2016	30,795
2017	11
2018	54,643
$85,471

    In June 2006, the Company raised $36.4 million through the private placement of a five year zero coupon convertible term loan with Peloton Partners LLP (“Peloton”), as administrative agent, and an affiliate of Peloton and another investor, as lenders (the “Term Loan”).  In April 2008, the Company was advised that Peloton’s interest in the Term Loan had been assigned to an affiliate of Lampe, Conway & Company LLC (“Lampe Conway”), and Lampe Conway subsequently replaced Peloton as administrative agent of the loan.  In June 2009, the Company completed arrangements to amend the Term Loan and extend its maturity to June of 2013.  This facility was further modified as to certain of its conversion features in October 2010, in connection with a new $10 million working capital facility with its existing lenders.  In October 2012, the Company increased the capacity of its existing Term Loan facility with an additional $5 million facility.  As a result of this transaction, the Company issued warrants to lenders to purchase shares of common stock.  The value of the warrants totaled approximately $533 thousand and was recorded as additional debt discount with a corresponding amount recorded as additional paid-in capital.

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

    Both the new Senior Secured Debt and the Convertible Bond contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company’s ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on the Company’s ability to issue additional common stock to fund future working capital needs.  The debt covenants were negotiated by the parties with a view towards the Company’s operating and financial condition as it existed at the time the agreements were executed.  At June 30, 2013, the Company was in compliance with its debt covenants.

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

    In accordance with ASC 505, the Company recognized stock compensation in the amount of $373,000 for the first of the four milestones which was satisfied on January 9, 2013.  Because the shares are payable three years from the date earned, the fair value of these shares was estimated by discounting the current market price of the Company’s common stock by the fair value of a protective put using the Black-Scholes model.

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

    In December 2003, concurrently with the completion of the Company’s then current financing arrangements with ING, the Company’s board of directors authorized the adoption of a Management Equity Incentive Plan.  As of June 30, 2013, a total of 315,000 common stock options remain outstanding under this plan.

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

2007 Management Equity Incentive Plan

    The 2007 Management Equity Incentive Plan was approved by stockholders at the 2007 Annual Meeting.  As of June 30, 2013, a total of 10,000 common stock options remain outstanding under this plan.

2009 Equity Incentive Plan

    The 2009 Equity Incentive Plan was approved by stockholders at the 2009 Annual Meeting.  The plan provides for the grant and issuance of up to 850,000 shares and options to the Company’s employees and consultants.  The plan became effective when the Company filed a registration statement on Form S-8 on December 18, 2009.  All options issued under the 2009 Equity Incentive Plan have a ten year term with vesting periods ranging from issuance date to 24 months.  To date, 537,500 common stock purchase options have been issued under this plan and all remained outstanding as of June 30, 2013.

    All options that have been issued under the above plans have been issued to officers, employees and consultants of the Company.  In total, options to purchase 862,500 shares were unexercised and outstanding on June 30, 2013, under the three equity incentive plans.

    The Company recognized stock option related compensation costs of $40,000 and $182,000 in the six months ended June 30, 2013 and 2012, respectively.  No options were exercised during the six months ended June 30, 2013.

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

    Of the total 850,000 shares reserved under the 2009 Equity Incentive Plan, a grant of 115,000 restricted shares of common stock became effective on January 14, 2010, and a grant of 140,000 restricted shares of common stock became effective on January 10, 2011, consistent with the terms of the agreements pursuant to which those executives provide services to the Company and which contemplate that such executives will participate in the Company’s long-term incentive plans.  The recipients of these restricted shares have a contractual agreement not to sell any of these shares for a period of three years following the effective date.  Of the remaining 595,000 shares reserved under the 2009 Equity Incentive Plan, 42,265 shares of common stock were awarded to directors, 537,500 were issued as options as described above and 15,235 are available for future distribution as of June 30, 2013.

    Under the Outside Director Compensation Plan, 92,265 shares have been awarded for the plan years ended June 30, 2003, through June 30, 2013.  Of the 92,265 shares awarded, 72,782 shares have vested and been issued.  The remaining 19,483 shares will vest on January 31, 2014

    The Company recognized stock based compensation costs related to stock based awards of $40,000 and $49,000 for each of the six months ended June 30, 2013 and 2012, respectively.

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

    As of June 30, 2013, 472,222 warrants remain outstanding.

NOTE 6 – INCOME TAXES

    As of June 30, 2013, the Company had net operating loss (“NOL”) carryforwards of approximately $193 million for federal income tax purposes and $102 million for California state income tax purposes.  Such carryforwards expire in varying amounts through the year 2033.  Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

    As of June 30, 2013, the Company possessed unrecognized tax benefits totaling approximately $2.8 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.

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

NOTE 7 – NET LOSS PER COMMON SHARE

    Basic earnings per share (“EPS”) is computed by dividing the net loss by the weighted-average common shares outstanding.  Options, deferred stock units, warrants and the zero coupon term loan convertible into or exercisable for certain shares of the Company’s common stock were not considered in the computation of diluted EPS because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 5,662,000 and 2,957,000 for the three months ended June 30, 2013 and 2012, respectively, and 8,026,000 and 2,833,000 for the six months ended June 30, 2013 and 2012, respectively.

NOTE 8 - CONTINGENCIES

    In California, third parties have the ability to file litigation challenging the approval of a project.  As a result, the Company is and expects to continue to be party to various legal proceedings arising in the general course of its business, including, in particular, the development of the Water Project.

    The Company is currently named as a real party in interest in seven (7) lawsuits related to the Water Project approvals granted last year by the Santa Margarita Water District and County of San Bernardino in accordance with the California Environmental Quality Act (“CEQA”).  The seven lawsuits have been brought by three plaintiffs and have been coordinated in Orange County Superior Court.  The cases seek various forms of relief, but are primarily focused on causing a reconsideration of the environmental documents and limitation of the Project approvals. The cases are expected to proceed to administrative trial later this year.  The Company cannot predict the outcome of any of the proceedings.

    There are no other material legal proceedings pending to which the Company is a party or of which any of the Company’s property is the subject.

NOTE 9 – SUBSEQUENT EVENTS

    On July 1, 2013, the Company entered into a long-term lease agreement (“Agreement”) with Limoneira Company (NASDAQ: LMR) (“Limoneira”) to develop new lemon orchards on the Company’s agricultural property in eastern San Bernardino County, California (“Cadiz Ranch”).  Under the terms of the Agreement, Limoneira has secured the right to plant up to 1,280 acres of lemons over the next five years at the Cadiz Ranch operation in the Cadiz Valley.  According to the Agreement, Limoneira will initially plant 320 acres of lemons at the Cadiz Ranch and will also hold options to plant up to 960 additional acres by 2018.

    In consideration for the lease arrangement, Limoneira will provide Cadiz an annual rental payment and water supply payment. The rental payment will include a base rent of $200 per planted acre and a lease payment equal to 20% of net cash flow from the harvested crops grown on Cadiz property. The annual rental payment will not exceed a total of $1,200/acre.

    The Company will also provide Limoneira the right to directly assign up to 500 acre-feet of its farming water allowance to the Company’s Cadiz Valley Water Conservation, Recovery and Storage Project at the then prevailing contract price.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

    In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the following discussion contains trend analysis and other forward-looking statements.  Forward-looking statements can be identified by the use of words such as "intends", "anticipates", "believes", "estimates", "projects", "forecasts", "expects", "plans" and "proposes".  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements.  These include, among others, our ability to maximize value from our California land and water resources; and our ability to obtain new financings as needed to meet our ongoing working capital needs.  See additional discussion under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

    We are a land and water resource development company with 45,000 acres of land in three separate areas of eastern San Bernardino County, California.  Virtually all of this land is underlain by high-quality, naturally recharging groundwater resources, and is situated in proximity to the Colorado River and the Colorado River Aqueduct (“CRA”), a major source of imported water for Southern California.  Our main objective is to realize the highest and best use of these land and water resources in an environmentally responsible way.

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

    In addition to our sustainable agricultural operations, we believe that the long-term value of our land assets can best be derived through the development of a combination of water supply and storage projects at our properties.  The primary factor driving the value of such projects is continuing pressure on water supplies throughout California, including environmental and regulatory restrictions on each of the State’s three main water sources:  the State Water Project, the CRA and the Los Angeles Aqueduct.  Southern California’s water providers rely on imports from these systems for a majority of their water supplies, but deliveries from all three into the region have been below capacity over the last several years.  Availability of supplies in California also differs greatly from year to year due to natural hydrological variability. For example, State Water Project deliveries are presently limited to just 35% of capacity for 2013 due to ongoing environmental restrictions and below average snowpack in Northern California.  Southern California water providers are seeking new, reliable supply solutions to address ongoing limitations of traditional water supplies and to plan for long-term water needs, but cost-effective alternatives and solutions are limited.

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

    We also continue to explore additional uses of our land and water resource assets, including additional agricultural opportunities and the development of a land conservation bank on our properties outside the Water Project area.

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

    Facilities required for Phase I of the Project primarily include, among other things:

•	High yield wells designed to efficiently recover available native groundwater from beneath the Water Project area;

•	A water conveyance pipeline to deliver water from the well field to the CRA; and

•	An energy source to provide power to the well-field, pipeline and pumping plant.

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

    In general, several elements are needed to implement such a project: (1) a water conveyance pipeline right-of-way from the Water Project area to a delivery system; (2) storage and supply purchase agreements with one or more public water agencies or private water utilities; (3) environmental/regulatory permits; and (4) construction and working capital.  As described below, the first three elements have been progressed on a concurrent basis.  The fourth is dependent on actions arising from the completion of the first three.

(1)	A Water Conveyance Pipeline Right-of-Way from the Water Project Area to a Delivery System

    In September 2008, we secured a right-of-way for the Water Project’s water conveyance pipeline by entering into a lease agreement with the Arizona & California Railroad Company (“ARZC”) which operates an active shortline railroad extending from Cadiz to Matthie, Arizona.  The agreement allows for the use of a portion of the railroad’s right-of-way to construct and operate a water conveyance pipeline for a period up to 99 years.  The buried pipeline would be constructed parallel to the railroad tracks and be used to convey water between our Cadiz Valley property and the CRA in Rice, California.  The ARZC is also a Project participant and would receive water from the Project to serve a variety of railroad purposes, including fire suppression and other safety and maintenance uses.  This pipeline route was fully analyzed in the Water Project’s Final Environmental Impact Report (“FEIR”) as part of the California Environmental Quality Act (“CEQA”) environmental review process completed in 2012.  Pursuant to our agreement with ARZC, we made a payment in the amount of $3.3 million on March 6, 2013, marking the completion of the environmental review period and the commencement of the construction and operation term of the agreement.

    We are also exploring the potential to utilize an unused natural gas pipeline (as described in “Existing Pipeline Asset” below), which exists in the Project area and to which we hold an ownership right, as a means to access additional distribution systems. Initial feasibility studies indicate that this pipeline could be used as a component of the Project to distribute water to Project participants or import water for storage at the Project area in Phase II.  The potential use of this pipeline by the Project was preliminarily analyzed as part of the Project’s FEIR.  Additional environmental review would be required prior to converting this line for water distribution.

(2)	Storage and Supply Purchase Agreements with One or More Public Water Agencies or Private Water Utilities

    In 2010 and 2011, we entered into option and environmental cost sharing agreements with six water providers seeking water supplies and storage from the Project:  Santa Margarita Water District (“SMWD”), Golden State Water Company (a wholly-owned subsidiary of American States Water [NYSE: AWR]), Three Valleys Municipal Water District, Suburban Water Systems (a wholly owned subsidiary of SouthWest Water Company), Jurupa Community Services District and California Water Service Company, the third largest investor-owned American water utility.  The six water providers serve more than one million customers in cities throughout California’s San Bernardino, Riverside, Los Angeles, Orange, Ventura and Imperial Counties.

    Under the terms of the agreements with the six water providers, upon completion of the Water Project’s California Environmental Quality Act (“CEQA”) review and certification of the FEIR, which occurred on July 31, 2012, each agency has the right to acquire an annual supply of 5,000 acre-feet of water at a pre-determined formula competitive with their incremental cost of new water.  In addition, the agencies have options to acquire storage rights in the Water Project to allow them to manage their supplies to complement their other water resources.

    Following CEQA certification, SMWD was the first participant to approve a Water Purchase and Sale Agreement for 5,000 acre-fee of water effectively converting its earlier option agreement.  The structure of the SMWD purchase agreement calls for an annually adjusted water supply payment of up to $500/AF including identified income streams, plus its pro rata portion of the capital recovery charge and operating and maintenance costs.  The capital recovery charge is calculated by amortizing the total capital investment by the Company over a 30-year term.

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

(3)	Environmental/Regulatory Permits

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

    Following release of CH2M Hill’s analysis, the Project began a public environmental review process according to CEQA. SMWD served as the Lead Agency for the CEQA review.  San Bernardino County, the public agency participating water providers and Metropolitan Water District of Southern California (“Metropolitan”) were considered responsible agencies, because they are public agencies that will have a discretionary approval power over the Project.  ESA Associates, a leading environmental consulting firm, prepared the environmental review documentation.  As discussed in (2), above, we entered into environmental cost sharing agreements with all participating water providers to create a framework for funding the costs associated with the review.

    Following a 17-month public review and comment process, SMWD released the FEIR in July 2012.  The FEIR summarized that, with the exception of unavoidable short-term construction emissions, by implementing the measures developed in the Project’s Groundwater Management, Monitoring and Mitigation Plan (“GMMMP”), the Project will avoid significant impacts to desert resources.  On July 31, 2012, the SMWD Board of Directors voted unanimously to certify the FEIR and approve the Project.

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

    Metropolitan will take action as a responsible agency under CEQA prior to construction regarding the terms and conditions of the Project’s use of the CRA.  Project water supplies will enter Metropolitan’s CRA in accordance with its published engineering and design standards and subject to all applicable fees and charges routinely established by Metropolitan for the conveyance of water within its service territory.

(4)	Construction and Working Capital

    As part of the Water Purchase and Sale Agreement with SMWD referred to in (2), above, the SMWD Board also authorized continued Project implementation efforts with the Company, including final permitting, design and construction.

    As described above, construction of Phase I of the Project would primarily consist of well-field facilities at the Water Project site, a conveyance pipeline along the right-of-way described in (1), above, from the well-field to the CRA, and an energy source to pump water through the conveyance pipeline between the Project well-field and the CRA.  Existing wells at the Cadiz Valley property currently in use for our agricultural operations will be integrated into the Water Project well-field, reducing the number of wells that must be constructed prior to Project implementation.

    The construction of these facilities will require capital financing, which is expected to be entirely provided with lower-cost senior debt, secured by the new facility assets. Our existing Convertible Bond provides us the flexibility to incorporate Water Project construction financing by allowing Project financing to be placed ahead of it in terms of priority.

Existing Pipeline Asset

    We currently hold ownership rights to a 96-mile existing idle natural gas pipeline from the Cadiz Valley to Barstow, California which we intend to convert for the transportation of water.

    In September 2011, we entered into an option agreement with El Paso Natural Gas (“EPNG”), a subsidiary of Kinder Morgan Inc., which granted the Company rights to purchase a 220-mile idle pipeline between Bakersfield and Cadiz, California for $40 million.  Initial feasibility studies indicated that, upon conversion, the 30-inch line could transport 20,000 - 30,000 acre-feet of water per year between the Water Project area and various points along the Central and Northern California water transportation network. In February 2012, we made a $1 million payment to EPNG to extend our option to purchase the 220-mile line until April 2013.

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

    In consideration of the new agreement, EPNG reduced the purchase price of the 96-mile eastern segment to a nominal amount of $1 (one dollar), plus previous option payments totaling $1.07 million already made by the Company.  The remaining purchase price of $1 (one dollar) is payable before expiration of the option period in April 2014.  In addition, if EPNG files for regulatory approval of any new use of the 124-mile western segment prior to December 2015, EPNG will make an additional payment to the Company of $10 million, payable on the date the application for regulatory approval is filed.

    The 96-mile Cadiz-Barstow route creates significant opportunities for our water resource development efforts.  Once converted to water use, the pipeline can be used to directly connect the Water Project area to northern and central California water sources, serving a growing need for additional locations for storage of water south of the Sacramento/San Joaquin Bay Delta region.  In addition, the 96-mile pipeline creates new opportunities to deliver water, either directly or via exchange, to potential customers in the Hi-Desert region of San Bernardino and southern Kern County, areas which do not currently have an interconnection point with the Project.  When both the 96-mile line and the 43-mile pipeline to the CRA become operational, the Water Project area would create a new link between the CRA and the State Water Project, the two major water delivery systems in California providing flexible opportunities for both supply and storage.

    The entire EPNG pipeline was evaluated in the Water Project’s EIR during the CEQA process at a programmatic level.  Any use of the line would be conducted in conformity with the Project’s GMMMP and is subject to further CEQA evaluation (see “Water Resource Development” above).

Agricultural Development

    Within the Cadiz/Fenner Property, 9,600 acres have been zoned for agriculture and the Company has developed a total of 1,920 acres of the property for agricultural operations.  The infrastructure currently includes seven wells that are interconnected within a portion of this acreage, with total annual production capacity of approximately 13,000 acre-feet of water.  Additionally, there are housing and kitchen facilities that support up to 300 employees.  If the entire 9,600 acres were developed and irrigated, total water usage would be approximately 40,000 – 50,000 acre-feet per year depending on the crop mix.  The underlying groundwater, fertile soil, and desert temperatures are well suited for a wide variety of fruits and vegetables.

    Permanent crops currently include 160 acres of vineyard used to produce dried-on-the-vine raisins and 440 acres of lemon orchards.  All crops are farmed using sustainable agricultural practices.

    We currently derive our agricultural revenues through direct farming and sale of our products into the market or through the lease of our agricultural properties to third parties for farming.  The entire organic raisin crop grown at the property is farmed by the Company and we incur all of the costs required to produce and harvest the crop.  The harvested raisins are then sold in bulk to a raisin processing facility.  Approximately 260 acres of lemons in production are farmed by the Company.  We incur all of the costs required to produce this lemon crop.  Once harvested, the lemons are shipped in bulk to an independent packing and sales facility.

    The remaining 180 acres of lemons are farmed by LA Fresh Foods under a 2009 lease agreement to develop up to 500 acres of lemon orchards.  We expect to receive lease income once the lemon orchards reach commercial production through a profit sharing agreement component of the lease.

    In July 2013, we also entered into a lease agreement with Limoneira Company (NASDAQ: LMR) to plant up to 1,280 acres of new lemons at the property over the next five years.  In consideration for the lease arrangement, Limoneira will provide an annual base rent and will also provide a profit sharing payment once the new lemon orchards reach commercial production.

    Agricultural revenues will vary from year to year based on the number of acres in development, crop yields, and prices.  We do not expect that our agricultural revenues will be material to our overall results of operations once the Water Project is fully operational.  However, our agricultural operations are expected to be maintained in complement with the Water Project to provide added value to Project operations.

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

Results of Operations

Three Months Ended June 30, 2013, Compared to Three Months Ended June 30, 2012

    We have not received significant revenues from our water resource and real estate development activity to date.  Our revenues have been limited to our agricultural operations.  As a result, we have historically incurred a net loss from operations.  We had revenues of $4 thousand for the three months ended June 30, 2013, and $6 thousand for the three months ended June 30, 2012.  We incurred a net loss of $4.5 million in the three months ended June 30, 2013, compared with a $4.6 million net loss during the three months ended June 30, 2012.

    Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e. general and administrative expense) and our interest expense.  We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

   Revenues  We had revenues of $4 thousand for the three months ended June 30, 2013, and $6 thousand for the three months ended June 30, 2012.

   Cost of Sales  Cost of sales was zero for the three months ended June 30, 2013, and $2 thousand for the three months ended June 30, 2012.

   General and Administrative Expenses General and administrative expenses totaled $2.8 million during the three months ended June 30, 2013, and $2.9 million during the three months ended June 30, 2012.  Non-cash compensation costs for stock and option awards are included in General and Administrative Expenses.

    General and Administrative Expenses, exclusive of stock based compensation costs, totaled $2.8 million and $2.8 million for the three months ended June 30, 2013 and 2012, respectively.

    Compensation costs from stock and option awards for the three months ended June 30, 2013 totaled $14 thousand, compared with $73 thousand for the three months ended June 30, 2012.  The expense reflects the vesting schedules of the stock and option awards under the 2009 Equity Incentive Plan.

   Depreciation Depreciation expense totaled $64 thousand for the three months ended June 30, 2013, and $95 thousand for the three months ended June 30, 2012.

   Interest Expense, net  Net interest expense for each of the three months ended June 30, 2013 and 2012 was $1.6 million.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	June 30,
	2013	2012

Interest on outstanding debt	$1,538	$873
Amortization of financing costs	51	23
Amortization of debt discount	-	701
Interest income	-	(1)

	$1,589	$1,596

    See Note 3 to the Consolidated Financial Statements – “Long-term Debt”.

   Income Taxes  Income tax expense for the three months ended June 30, 2013 was $1 thousand and $2 thousand for the three months ended June 30, 2012.  See Note 6 to the Consolidated Financial Statements - “Income Taxes”.

Six Months Ended June 30, 2013, Compared to Six Months Ended June 30, 2012

    We had revenues of $8 thousand for the six months ended June 30, 2013, and $37 thousand for the six months ended June 30, 2012.  We incurred a net loss of $11.9 million in the six months ended June 30, 2013, compared with a $9.0 million net loss during the six months ended June 30, 2012.  The higher 2013 loss was primarily due to litigation costs, higher stock based non-cash compensation costs and the loss on extinguishment of debt and debt refinancing.

    Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e. general and administrative expense) and our interest expense.  We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

   Revenues  We had revenues of $8 thousand for the six months ended June 30, 2013, and $37 thousand for the six months ended June 30, 2012.

   Cost of Sales  Cost of sales was zero during the six months ended June 30, 2013, and $2 thousand during the six months ended June 30, 2012.

   General and Administrative Expenses General and administrative expenses during the six months ended June 30, 2013 totaled $6.7 million compared to $5.7 million for the six months ended June 30, 2012.  Non-cash compensation costs for stock and option awards are included in General and Administrative Expenses.

    Compensation costs from stock and option awards for the six months ended June 30, 2013, totaled $453 thousand compared with $232 thousand for the six months ended June 30, 2012.  The expense reflects the vesting schedules of the stock and option awards under the 2009 equity incentive plan.  The higher 2013 expense was primarily due to higher stock non-cash compensation costs related to shares awarded to the Brownstein law firm for certain legal and advisory services to the Company (see Note 4 to the Consolidated Financial Statements – “Common Stock”), partially offset by a decrease in stock based non-cash compensation costs related to stock and options issued in 2011 under the 2009 Equity Incentive Plan.

    Other general and administrative expenses, exclusive of stock based compensation costs, totaled $6.2 million in the six months ended June 30, 2013, compared with $5.5 million for the six months ended June 30, 2012.  The increase in general and administrative expenses in 2013 was primarily due to litigation costs related to the Water Project.

   Depreciation Depreciation expense totaled $128 thousand for the six months ended June 30, 2013, and $188 thousand for the six months ended June 30, 2012.

   Interest Expense, net  Net interest expense totaled $4.0 million during the six months ended June 30, 2013, compared to $3.2 million during the same period in 2012.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Six Months Ended
	June 30,
	2013	2012

Interest on outstanding debt	$2,664	$1,733
Amortization of financing costs	113	44
Amortization of debt discount	1,249	1,381
Interest income	-	(2)

	$4,026	$3,156

    The interest on outstanding debt increased from $1.7 million to $2.7 million due to the increase in interest rate on a larger credit facility associated with the debt refinancing.  See Note 3 to the Consolidated Financial Statements – “Long-Term Debt”.

   Income Taxes  Income tax expense was $4 thousand for the six months ended June 30, 2013, and $5 thousand for the six months ended June 30, 2012.  See Note 6 to the Consolidated Financial Statements – “Income Taxes”.

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

    On March 5, 2013, we refinanced our term debt.  See Note 3 to the Consolidated Financial Statements – “Long Term Debt”.   The major components of the refinancing included:

I.
A $30 million senior term loan secured by the underlying assets of the Company (the “Senior Secured Debt”) that accrues interest at 8% per annum and requires no principal or interest payments before maturity in March 2016; and

II.	A $53.5 million convertible bond (the “Convertible Bond”) that accrues interest at 7% per annum with no principal or interest payments required before maturity in March 2018; and

III.	$17.5 million in new working capital provided as part of the Convertible Bond issuance.

    We believe that by breaking our debt into two components, we now have the flexibility to incorporate project financing for the Water Project, as necessary, into our current debt structure. While the new $30 million Senior Secured Debt would be required to be taken out by any necessary project financing, the $53.5 million Convertible Bond has been designed to allow project financing to be placed ahead of it in terms of priority. The $17.5 million of new working capital provides us with the resources to continue to move through our pre-construction phase, including resolution of outstanding administrative CEQA litigation and the finalization of water supply purchase agreements with all Water Project participants.

    Both the new Senior Secured Debt and the Convertible Bond contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit our ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on our ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the new loans were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At June 30, 2013, we were in compliance with our debt covenants.

    In connection with the October 2012 additional debt facility (See Note 3 to the Consolidated Financial Statements – “Long-Term Debt”), we issued warrants to the lenders to purchase shares of common stock.  The value of the warrant totaled approximately $533 thousand and was recorded as additional debt discount with a corresponding amount recorded as additional paid in capital.

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

    At June 30, 2013, we had no outstanding credit facilities other than the Senior Secured Debt and the Convertible Bond described above.

   Cash Used for Operating Activities.  Cash used for operating activities totaled $10.6 million and $6.1 million for the six months ended June 30, 2013 and 2012, respectively.  The cash was primarily used to fund: (i) general and administrative expenses related to our water development efforts; (ii) litigation costs; and (iii) a $3.3 million cash payment in March 2013 related to the lease agreement with the Arizona & California Railroad Company to use a portion of the railroad’s right-of-way to construct and operate a water conveyance pipeline which is reflected in the increase in other assets in the consolidated statement of cash flows.

   Cash Used for Investing Activities.  Cash used for investing activities during the six months ended June 30, 2013 was $167 thousand compared with $1.3 million during the same period in 2012.  The 2012 period included additional investments in environmental work related to the Water Project.

   Cash Provided by (Used for) Financing Activities.  Cash provided by financing activities for the six months ended June 30, 2013 was $16.3 million compared with $4 thousand used for financing activities during the same period in 2012. The 2013 period included $17.5 million of proceeds as part of the issuance of long-term debt, offset by $1.2 million in debt issuance costs related to the debt refinancing.

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

Recent Accounting Pronouncements

    See Note 1 to the Consolidated Financial Statements – “Description of Business and Summary of Significant Accounting Policies”.

Certain Known Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	After 5 years
(in thousands)
Long-term debt obligations	$85,471	$11	$30,806	$54,654	$-
Interest Expense	28,771	-	7,397	21,374	-
Operating leases	3,162	500	862	600	1,200
	$117,404	$511	$39,065	$76,628	$1,200

* The above table does not reflect unrecognized tax benefits of $2.8 million, the timing of which is uncertain. Refer to Note 7 to our Annual Report on Form 10-K for the year ended December 31, 2012.

    Long-term debt included in the table above primarily reflects the Senior Secured Debt and the Convertible Bond, which is described above in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation; Liquidity and Capital Resources”.  Operating leases include the lease agreement with the Arizona & California Railroad Company to use a portion of the railroad’s right-of-way to construct and operate a water conveyance pipeline, as described in Item 2, “Water Resource Development”, and the lease of the Company’s executive offices.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

    As of June 30, 2013, all of the Company's indebtedness bore interest at fixed rates; therefore, the Company is not exposed to market risk from changes in interest rates on long-term debt obligations.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

    The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to its Board of Directors.  Based on their evaluation as of June 30, 2013, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

CEQA Claims Challenging Water Project Approvals

    As noted in Item 3. Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, third parties have the ability in California to file litigation challenging the approval of a project.  We are currently named as a real party in interest in seven (7) lawsuits related to the Water Project approvals granted last year by the Santa Margarita Water District (“SMWD”) and the County of San Bernardino (“County”) in accordance with the California Environmental Quality Act (“CEQA”).  Two additional (2) cases filed last year have been dismissed and are no longer pending, including one case dismissed in May 2013.

    The seven remaining lawsuits have been brought by three (3) plaintiffs and challenge three (3) separate Project approvals as follows:

(1)
MOU Approval – two cases filed by Tetra Technologies, Inc. (“Tetra”) (NYSE: TTI) challenging the May 2012 approvals of the Memorandum of Understanding between Cadiz, SMWD and the County related to the Project’s Groundwater Management, Monitoring & Mitigation Plan (GMMMP).

(2)
EIR Approval – three cases filed by Tetra, Center for Biological Diversity, et al (“CBD”) and Rodrigo Briones/Laborers International Union, et al. challenging the adequacy of the EIR certified by SMWD on July 31, 2012.

(3)	GMMMP Approval – two cases filed by Tetra and CBD challenging the approval of the GMMMP by the County Board of Supervisors on October 1, 2012.

    All seven lawsuits have been coordinated in Orange County Superior Court and are before one judge.  A trial date for all seven cases has been scheduled for December 3, 2013.  The cases seek various forms of relief, but are primarily focused on causing a reconsideration of the environmental documents and limitation of the Project approvals.  Prior to trial each party to the case will file their argument briefs with the Court and the Company will join SMWD and the County in reply.

    We cannot predict with certainty the outcome of any of the proceedings.

Other Proceedings

    There are no other material legal proceedings pending to which we are a party or of which any of our property is the subject.

ITEM 1A.	Risk Factors

Not applicable.

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

Cadiz Inc.

By:	/s/ Scott S. Slater	August 7, 2013
	Scott Slater	Date
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Timothy J. Shaheen	August 7, 2013
	Timothy J. Shaheen	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)