Form 10-Q
period 2013-09-30
CADIZ INC
filed 2013-11-08
CIK 727273

United States
Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2013
OR
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
Yes___ No   √

As of November 5, 2013, the Registrant had 16,152,756 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.

Cadiz Inc.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Three Months
	Ended September 30,
($ in thousands except per share data)	2013	2012

Revenues	$182	$287

Costs and expenses:
Cost of sales	292	293
General and administrative	2,934	2,965
Depreciation	63	97

Total costs and expenses	3,289	3,355

Operating loss	(3,107)	(3,068)

Interest expense, net	(1,689)	(1,665)

Loss before income taxes	(4,796)	(4,733)
Income tax provision	1	3

Net loss and comprehensive loss applicable to common stock	$(4,797)	$(4,736)

Basic and diluted net loss per common share	$(0.31)	$(0.31)

Basic and diluted weighted average shares outstanding	15,453	15,439

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Nine Months
	Ended September 30,
($ in thousands except per share data)	2013	2012

Revenues	$190	$324

Costs and expenses:
Cost of sales	292	295
General and administrative	9,629	8,683
Depreciation	191	285

Total costs and expenses	10,112	9,263

Operating loss	(9,922)	(8,939)

Interest expense, net	(5,715)	(4,821)
Loss on extinguishment of debt and debt refinancing	(1,055)	-

Loss before income taxes	(16,692)	(13,760)
Income tax provision	5	8

Net loss and comprehensive loss applicable to common stock	$(16,697)	$(13,768)

Basic and diluted net loss per common share	$(1.08)	$(0.89)

Basic and diluted weighted average shares outstanding	15,451	15,438

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
($ in thousands except share data)	2013	2012

ASSETS

Current assets:
Cash and cash equivalents	$5,141	$1,685
Accounts receivable	356	260
Inventories	217	-
Prepaid expenses and other	471	404

Total current assets	6,185	2,349

Property, plant, equipment and water programs, net	43,883	44,074
Goodwill	3,813	3,813
Debt issuance costs	1,122	81
Other assets	2,975	201

Total Assets	$57,978	$50,518

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$963	$957
Accrued liabilities	1,224	1,395
Current portion of long-term debt	11	11

Total current liabilities	2,198	2,363

Long-term debt, net	87,090	63,250
Deferred revenue	750	750
Other long-term liabilities	923	923

Total Liabilities	90,961	67,286

Stockholders’ deficit:
Common stock - $.01 par value; 70,000,000 shares
authorized; shares issued and outstanding – 15,452,756 at
September 30, 2013 and 15,438,961 at December 31, 2012	154	154
Additional paid-in capital	301,521	301,039
Accumulated deficit	(334,658)	(317,961)
Total stockholders’ deficit	(32,983)	(16,768)

Total Liabilities and Stockholders’ Deficit	$57,978	$50,518

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months
	Ended September 30,
($ in thousands)	2013	2012

Cash flows from operating activities:
Net loss	$(16,697)	(13,768)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	191	285
Amortization of debt discount and issuance costs	1,418	2,196
Interest expense added to loan principal	4,297	2,628
Loss on early extinguishment of debt and debt refinancing	835	-
Compensation charge for stock and share options	483	314
Changes in operating assets and liabilities:
Increase in accounts receivable	(96)	(233)
Increase in inventories	(217)	(316)
Increase in prepaid expenses and other	(67)	(606)
(Increase) decrease in other assets	(2,774)	31
Increase in accounts payable	173	76
(Decrease ) increase in accrued liabilities	(172)	974
Increase in deferred revenue	-	250

Net cash used for operating activities	(12,626)	(8,169)

Cash flows from investing activities:
Additions to property, plant and equipment	(167)	(1,449)
Increase in restricted cash	-	(428)

Net cash used for investing activities	(167)	(1,877)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	17,500	56
Debt issuance costs	(1,243)	-
Principal payments on long-term debt	(8)	(7)

Net cash provided by financing activities	16,249	49

Net increase (decrease) in cash and cash equivalents	3,456	(9,997)

Cash and cash equivalents, beginning of period	1,685	11,370

Cash and cash equivalents, end of period	$5,141	$1,373

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statement of Stockholders' Deficit (Unaudited)

($ in thousands except per share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2012	15,438,961	$154	$301,039	$(317,961)	$(16,768)

Stock awards	13,795	-	-	-	-

Stock-based compensation expense	-	-	482	-	482

Net loss and comprehensive loss	-	-	-	(16,697)	(16,697)

Balance as of September 30, 2013	15,452,756	$154	$301,521	$(334,658)	$(32,983)

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

Basis of Presentation

    The foregoing Consolidated Financial Statements include the accounts of the Company and contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair statement of the Company’s financial position, the results of its operations and its cash flows for the periods presented and have been prepared in accordance with generally accepted accounting principles in the United State of America (“U.S. GAAP”).

    The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates and such differences may be material to the financial statements. The results of operations for the nine months ended September 30, 2013, are not necessarily indicative of results for the entire fiscal year ending December 31, 2013.

Liquidity

    The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $16.7 million for the nine months ended September 30, 2013, and $13.8 million for the nine months ended September 30, 2012.  The Company had working capital of $4.0 million at September 30, 2013, and used cash in operations of $12.6 million for the nine months ended September 30, 2013, and $8.2 million for the nine months ended September 30, 2012.

    Cash requirements during the nine months ended September 30, 2013, primarily reflect:  (i) certain administrative costs related to the Company’s water project development efforts; (ii) litigation costs; and (iii) a $3.3 million cash payment in March 2013 related to the lease agreement with the Arizona & California Railroad Company to use a portion of the railroad’s right-of-way to construct and operate a water conveyance pipeline.  Currently, the Company’s sole focus is the development of its land and water assets.

    In June 2006, the Company raised $36.4 million through the private placement of a five-year zero coupon convertible term loan with Peloton Partners LLP (“Peloton”), as administrative agent, and an affiliate of Peloton and another investor, as lenders (the “Term Loan”).  In April 2008, the Company was advised that Peloton’s interest in the Term Loan had been assigned to an affiliate of Lampe, Conway & Company LLC (“Lampe Conway”), and Lampe Conway subsequently replaced Peloton as administrative agent of the loan.  In June 2009, the Company completed arrangements to amend the Term Loan and extend its maturity to June of 2013.  This facility was further modified as to certain of its conversion features in October 2010, in connection with a new $10 million working capital facility with its existing lenders.  In October 2012, the Company increased the capacity of its existing Term Loan facility with an additional $5 million facility.

    On March 5, 2013, the Company completed arrangements with its senior lenders to refinance its then existing $66 million Term Loan.  Under the terms of the new arrangements, the existing lenders held $30 million of non-convertible secured debt at the time of the transaction, with the balance of the Company’s outstanding debt of approximately $36 million held in a convertible bond instrument.  Further, the Company increased the capacity of the convertible bond instrument with an additional $17.5 million to be used for working capital purposes.  See Note 2, “Long-Term Debt”.  In July 2013, the majority of the $30 million of non-convertible secured debt was acquired in a private transaction by MSD Credit Opportunity Master Fund, L.P. (“MSD Credit”).  In October 2013, the Company completed arrangements with MSD Credit to increase the secured debt facility by $10 million to fund additional working capital (“New Term Loan”).  See Note 8, “Subsequent Events”.

    On July 31, 2013, the Company filed a new shelf registration statement on Form S-3 registering the issuance of up to $40 million in shares of the Company’s common stock, preferred stock, warrants, subscription rights, units and certain debt instruments in one or more public offerings.

    The $10 million in additional working capital raised in October 2013, as discussed above, together with our existing cash resources, provides the Company with sufficient funds to meet its expected working capital needs until mid-2015.  Based upon the Company’s current and anticipated usage of cash resources, and depending on its progress toward implementation of the Cadiz Valley Water Conservation, Recovery and Storage Project (“Water Project” or “Project”), it may require additional working capital during 2015.  The Company will evaluate the amount of cash needed, and the manner in which such cash will be raised, on an ongoing basis.  The Company may meet any future cash requirements through a variety of means, including equity or debt placements, or through the sale or other disposition of assets.  Equity placements would be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon our existing stockholders.  Limitations on the Company’s liquidity and ability to raise capital may adversely affect it.  Sufficient liquidity is critical to meet its resource development activities.  Although the Company currently expects its sources of capital to be sufficient to meet its near-term liquidity needs, there can be no assurance that its liquidity requirements will continue to be satisfied.  If the Company cannot raise needed funds, it might be forced to make substantial reductions in its operating expenses, which could adversely affect its ability to implement its current business plan and ultimately its viability as a company.

Principles of Consolidation

    The consolidated financial statements include the accounts of Cadiz Inc. and all subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

Supplemental Cash Flow Information

    No cash payments, including interest, are due on the corporate term debt or the convertible bond prior to their maturities.

    The Company recorded non-cash additions to fixed assets of $923,000 at September 30, 2013, and $1,090,000 at December 31, 2012, which were accrued at the respective period ends, for costs directly attributable to the development of the Water Project.

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

Presentation of Items Reclassified Out of Accumulated Other Comprehensive Income

    In February 2013, the FASB issued an accounting standards update which requires disclosure related to items reclassified out of accumulated other comprehensive income (AOCI).  The guidance requires entities to present separately, for each component of other comprehensive income (OCI), current period reclassifications and the remainder of the current period OCI.  In addition, for certain current period reclassifications, an entity is required to disclose the effect of the item reclassified out of AOCI on the respective line item of net income.  The adoption of this pronouncement did not have a material impact on the Company’s Consolidated Financial Statements and accompanying disclosures.

Joint and Several Liabilities

    In February 2013, the FASB issued an accounting standard update which modifies the requirements for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date.  The guidance requires companies to measure these obligations as the sum of the amount the company has agreed with co-obligors to pay and any additional amount it expects to pay on behalf of one or more co-obligors.  This guidance is effective for all fiscal years, and interim periods within those years, beginning after December 15, 2013.  The Company does not expect this guidance to have a material impact on its Consolidated Financial Statements and accompanying disclosures.

Presentation of Unrecognized Tax Benefits

    In July 2013, the FASB issued an accounting standards update which will require an unrecognized tax benefit be presented on the balance sheet as a reduction of a deferred tax asset for a net operating loss ("NOL") or tax credit carryforward under certain circumstances.  The guidance is effective for all fiscal years, and interim periods within those years, beginning December 15, 2013.  The Company does not expect this guidance to have a material impact on the consolidated financial statements.

NOTE 2 – LONG-TERM DEBT

     At September 30, 2013 and December 31, 2012, the carrying amount of the Company’s outstanding debt is summarized as follows (in thousands):

	September 30,	December 31,
	2013	2012

Zero coupon secured convertible term loan	$-	$65,262
Senior secured debt due March 5, 2016 Interest accrues at 8% per annum	31,412	-
Convertible bond instrument due March 5, 2018 Interest accrues at 7% per annum	55,647	-
Other loans	42	50
Debt discount, net of accumulated accretion	-	(2,051)
	87,101	63,261

Less current portion	11	11

	$87,090	$63,250

    The carrying value of the Company’s debt approximates fair value.  The fair value of the Company’s debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders.

    Pursuant to the Company’s loan agreements, annual maturities of long-term debt outstanding on September 30, 2013, are as follows:

12 Months Ending September 30	(in thousands)

2014	11
2015	11
2016	31,424
2017	8
2018	55,647
$87,101

    In June 2006, the Company raised $36.4 million through the private placement of a five-year zero coupon convertible term loan with Peloton Partners LLP (“Peloton”), as administrative agent, and an affiliate of Peloton and another investor, as lenders (the “Term Loan”).  In April 2008, the Company was advised that Peloton’s interest in the Term Loan had been assigned to an affiliate of Lampe, Conway & Company LLC (“Lampe Conway”), and Lampe Conway subsequently replaced Peloton as administrative agent of the loan.  In June 2009, the Company completed arrangements to amend the Term Loan and extend its maturity to June 2013.  This facility was further modified as to certain of its conversion features in October 2010, in connection with a new $10 million working capital facility with its existing lenders.  In October 2012, the Company increased the capacity of its existing Term Loan facility with an additional $5 million facility.  As a result of this transaction, the Company issued warrants to lenders to purchase shares of common stock.  The value of the warrants totaled approximately $533 thousand and was recorded as additional debt discount with a corresponding amount recorded as additional paid-in capital.

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

    In July 2013, the majority interest of the Senior Secured Debt was acquired in a private transaction by MSD Credit Opportunity Master Fund, L.P. (“MSD Credit”).  In October 2013, the Company completed arrangements with MSD Credit to increase the Senior Secured Debt facility by $10 million to fund additional working capital.  See Note 8, “Subsequent Events”.

    Both the Senior Secured Debt and the Convertible Bond contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company’s ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on the Company’s ability to issue additional common stock to fund future working capital needs.  The debt covenants were negotiated by the parties with a view towards the Company’s operating and financial condition as it existed at the time the agreements were executed.  At September 30, 2013, the Company was in compliance with its debt covenants.

NOTE 3 – COMMON STOCK

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

    The revised agreement replaced the net present-value-based incentive compensation provisions of the original agreement with an agreement to issue up to a total of 400,000 shares of the Company’s common stock, with 100,000 shares earned upon the achievement of each of four enumerated milestones as follows:

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

NOTE 4 – STOCK-BASED COMPENSATION PLANS AND WARRANTS

    The Company has issued options pursuant to its 2003 Management Equity Incentive Plan, 2007 Management Equity Incentive Plan, and 2009 Equity Incentive Plan.  The Company has also granted stock awards pursuant to its 2007 Equity Incentive Plan, 2009 Equity Incentive Plan and Outside Director Compensation Plan, as described below.

2003 Management Equity Incentive Plan

    In December 2003, concurrently with the completion of the Company’s then current financing arrangements with ING, the Company’s board of directors authorized the adoption of a Management Equity Incentive Plan.  As of September 30, 2013, a total of 315,000 common stock options remain outstanding under this plan.

Outside Director Compensation Plan

    The Cadiz Inc. Outside Director Compensation Plan was approved by Cadiz stockholders in November 2006.  Under the plan, each outside director receives $30,000 of cash compensation and receives a deferred stock award consisting of shares of the Company’s common stock with a value equal to $20,000 on June 30 of each year.  The award accrues on a quarterly basis, with $7,500 of cash compensation and $5,000 of stock earned for each fiscal quarter in which a director serves.  The deferred stock award vests automatically on the January 31 which first follows the award date.

2007 Management Equity Incentive Plan

    The 2007 Management Equity Incentive Plan was approved by stockholders at the 2007 Annual Meeting.  As of September 30, 2013, a total of 10,000 common stock options remain outstanding under this plan.

2009 Equity Incentive Plan

    The 2009 Equity Incentive Plan was approved by stockholders at the 2009 Annual Meeting.  The plan provides for the grant and issuance of up to 850,000 shares and options to the Company’s employees and consultants.  The plan became effective when the Company filed a registration statement on Form S-8 on December 18, 2009.  All options issued under the 2009 Equity Incentive Plan have a ten-year term with vesting periods ranging from issuance date to 24 months.  To date, 537,500 common stock options have been issued under this plan and all remained outstanding as of September 30, 2013.

    All options that have been issued under the above plans have been issued to officers, employees and consultants of the Company.  In total, options to purchase 862,500 shares were unexercised and outstanding on September 30, 2013, under the three equity incentive plans.

    The Company recognized stock-option-related compensation costs of $39,000 and $239,000 in the nine months ended September 30, 2013 and 2012, respectively.  No options were exercised during the nine months ended September 30, 2013.

Stock Awards to Directors, Officers, and Consultants

    The Company has granted stock awards pursuant to its 2007 Management Equity Incentive Plan, 2009 Equity Incentive Plan and Outside Director Compensation Plan.

    Awards of 240,000 common shares were issued under the 2007 Management Equity Incentive Plan.  A 150,000-share award was issued that vested in three equal installments on January 1, 2008, January 1, 2009, and January 1, 2010.  The remaining award of 90,000 shares was issued as shares that vested in May 2009 consistent with the terms of the agreements pursuant to which those executives provide services to the Company.

    Of the total 850,000 shares reserved under the 2009 Equity Incentive Plan, a grant of 115,000 restricted shares of common stock became effective on January 14, 2010, and a grant of 140,000 restricted shares of common stock became effective on January 10, 2011, consistent with the terms of the agreements pursuant to which those executives provide services to the Company and which contemplate that such executives will participate in the Company’s long-term incentive plans.  The recipients of these restricted shares have a contractual agreement not to sell any of these shares for a period of three years following the effective date.  Of the remaining 595,000 shares reserved under the 2009 Equity Incentive Plan, 42,265 shares of common stock were awarded to directors, 537,500 were issued as options as described above and 15,235 are available for future grants as of September 30, 2013.

    Under the Outside Director Compensation Plan, 92,265 shares have been awarded for the plan years ended June 30, 2003, through June 30, 2013.  Of the 92,265 shares awarded, 72,782 shares have vested and been issued.  The remaining 19,483 shares will vest on January 31, 2014.

Stock Purchase Warrants Issued to Non-Employees

    The Company accounts for equity securities issued to non-employees in accordance with the provisions of ASC 505.

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

    As of September 30, 2013, 472,222 warrants remain outstanding.

NOTE 5 – INCOME TAXES

    As of September 30, 2013, the Company had net operating loss (“NOL”) carryforwards of approximately $197 million for federal income tax purposes and $107 million for California state income tax purposes.  Such carryforwards expire in varying amounts through the year 2033.  Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

    As of September 30, 2013, the Company possessed unrecognized tax benefits totaling approximately $2.8 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.

    The Company's tax years 2010 through 2012 remain subject to examination by the Internal Revenue Service, and tax years 2009 through 2012 remain subject to examination by California tax jurisdictions.  In addition, the Company's loss carryforward amounts are generally subject to examination and adjustment for a period of three years for federal tax purposes and four years for California purposes, beginning when such carryovers are utilized to reduce taxes in a future tax year.

    Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against these assets.  Accordingly, no deferred tax asset has been reflected in the accompanying consolidated balance sheets.

NOTE 6 – NET LOSS PER COMMON SHARE

    Basic earnings per share (“EPS”) is computed by dividing the net loss by the weighted-average common shares outstanding.  Options, deferred stock units, warrants and the zero coupon term loan convertible into or exercisable for certain shares of the Company’s common stock were not considered in the computation of diluted EPS because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 6,485,000 and 3,194,000 for the three months ended September 30, 2013 and 2012, respectively, and 8,142,000 and 3,170,000 for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 7 - CONTINGENCIES

    In California, third parties have the ability to file litigation challenging the approval of a water project.  As a result, the Company is and expects to continue to be party to various legal proceedings arising in the general course of its business, including, in particular, the development of the Water Project.

    The Company is currently named as a real party in interest in six (6) lawsuits related to the Water Project approvals granted last year by the Santa Margarita Water District and County of San Bernardino in accordance with the California Environmental Quality Act (“CEQA”).  The six lawsuits have been brought by two plaintiffs and have been coordinated in Orange County Superior Court.  The cases seek various forms of relief, but are primarily focused on causing a reconsideration of the environmental documents and limitation of the Project approvals.  The cases are scheduled to proceed to administrative trial in December 2013.  The Company cannot predict the outcome of any of the proceedings.  Three (3) additional cases filed last year have been dismissed and are no longer pending, including one case dismissed in October 2013.

    There are no other material legal proceedings pending to which the Company is a party or of which any of the Company’s property is the subject.

NOTE 8 – SUBSEQUENT EVENTS

    On October 30, 2013, the Company entered into an agreement (“Credit Agreement”) with its new majority senior lender, MSD Credit Opportunity Master Fund, L.P. (“MSD Credit”), to increase its existing $30 million senior secured mortgage loan by $10 million to fund additional working capital.  MSD Credit previously acquired the majority interest of the $30 million portion of the debt in a private transaction.  The new $10 million tranche accrues interest at 8% and requires no principal or interest payments prior to maturity on June 30, 2017.  The new $10 million and the original $30 million (“Senior Secured Debt”) are both secured by the underlying assets of the Company, including all landholdings and infrastructure.  The Credit Agreement also now provides that in the case of certain asset sales unrelated to the Water Project, the Company would retain for working capital purposes up to 50% of the first $10 million of sales, with the remainder requiring mandatory prepayment of the Senior Secured Debt.  In addition, as part of this transaction, the Company issued 700,000 shares of Cadiz Inc. common stock to MSD Credit subject to certain restrictions on resale.

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

    In addition to our sustainable agricultural operations, we believe that the long-term value of our land assets can best be derived through the development of a combination of water supply and storage projects at our properties.  The primary factor driving the value of such projects is continuing pressure on water supplies throughout California, including environmental and regulatory restrictions on each of the State’s three main water sources:  the State Water Project, the CRA and the Los Angeles Aqueduct.  Southern California’s water providers rely on imports from these systems for a majority of their water supplies, but deliveries from all three into the region have been below capacity over the last several years.  Availability of supplies in California also differs greatly from year to year due to natural hydrological variability.  For example, State Water Project deliveries were limited to just 35% of capacity for 2013 due to ongoing environmental restrictions and below average snowpack in Northern California.  Southern California water providers are seeking new, reliable supply solutions to address ongoing limitations of traditional water supplies and to plan for long-term water needs, but cost-effective alternatives and solutions are limited.

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

    Facilities required for Phase I of the Project primarily include, among other things:

•	High yield wells designed to efficiently recover available native groundwater from beneath the Water Project area;

•	A water conveyance pipeline to deliver water from the well field to the CRA; and

•	An energy source to provide power to the well field, pipeline and pumping plant.

    If an imported water storage component of the project is ultimately implemented in Phase II, the following additional facilities would be required, among other things:

•	A pumping plant to pump water through the conveyance pipeline from the CRA to the Project well field; and

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

(1)	A Water Conveyance Pipeline Right-of-Way from the Water Project Area to a Delivery System

    In September 2008, we secured a right-of-way for the Water Project’s water conveyance pipeline by entering into a lease agreement with the Arizona & California Railroad Company (“ARZC”) which operates an active shortline railroad extending from Cadiz to Matthie, Arizona.  The agreement allows for the use of a portion of the railroad’s right-of-way to construct and operate a water conveyance pipeline for a period up to 99 years.  The buried pipeline would be constructed parallel to the railroad tracks and be used to convey water between our Cadiz Valley property and the CRA in Rice, California.  The ARZC is also a Project participant and would receive water from the Project to serve a variety of railroad purposes, including fire suppression and other safety and maintenance uses.  In addition, in September 2013, we entered into a trackage rights agreement with the ARZC that would enable the operation of steam-powered, passenger excursion trains on the line powered by water made available from the pipeline.

    The ARZC route was fully analyzed in the Water Project’s Final Environmental Impact Report (“FEIR”) as part of the California Environmental Quality Act (“CEQA”) environmental review process completed in 2012.  Pursuant to our lease agreement with ARZC, we made a payment in the amount of $3.3 million on March 6, 2013, marking the completion of the environmental review period and the commencement of the construction and operation term of the agreement.

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

(2)	Storage and Supply Purchase Agreements with One or More Public Water Agencies or Private Water Utilities

    In 2010 and 2011, we entered into option and environmental cost-sharing agreements with six water providers seeking water supplies and storage from the Project:  Santa Margarita Water District (“SMWD”), Golden State Water Company (a wholly owned subsidiary of American States Water [NYSE: AWR]), Three Valleys Municipal Water District, Suburban Water Systems (a wholly owned subsidiary of SouthWest Water Company), Jurupa Community Services District and California Water Service Company, the third largest investor-owned American water utility.  The six water providers serve more than one million customers in cities throughout California’s San Bernardino, Riverside, Los Angeles, Orange, Ventura and Imperial Counties.

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

    Following CEQA certification, SMWD was the first participant to approve a Water Purchase and Sale Agreement for 5,000 acre-fee of water effectively converting its earlier option agreement.  The structure of the SMWD purchase agreement calls for an annually adjusted water supply payment of up to $500/AF, including identified income streams, plus its pro rata portion of the capital recovery charge and operating and maintenance costs.  The capital recovery charge is calculated by amortizing the total capital investment by the Company over a 30-year term.

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

    Following release of CH2M Hill’s analysis, the Project began a public environmental review process according to CEQA.  SMWD served as the Lead Agency for the CEQA review.  San Bernardino County, the public agency participating water providers and Metropolitan Water District of Southern California (“Metropolitan”) were considered responsible agencies, because they are public agencies that will have a discretionary approval power over the Project.  ESA Associates, a leading environmental consulting firm, prepared the environmental review documentation.  As discussed in (2), above, we entered into environmental cost-sharing agreements with all participating water providers to create a framework for funding the costs associated with the review.

    SMWD released the FEIR in July 2012 following a 17-month public review and comment process.  The FEIR summarized that, with the exception of unavoidable short-term construction emissions, by implementing the measures developed in the Project’s Groundwater Management, Monitoring and Mitigation Plan (“GMMMP”), the Project will avoid significant impacts to desert resources.  On July 31, 2012, the SMWD Board of Directors voted unanimously to certify the FEIR and approve the Project.

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

    As described above, construction of Phase I of the Project would primarily consist of well field facilities at the Water Project site, a conveyance pipeline along the right-of-way described in (1), above, from the well field to the CRA, and an energy source to pump water through the conveyance pipeline between the Project well field and the CRA.  Existing wells at the Cadiz Valley property currently in use for our agricultural operations will be integrated into the Water Project well field, reducing the number of wells that must be constructed prior to Project implementation.

    The construction of these facilities will require capital financing, which is expected to be entirely provided with lower-cost senior debt, secured by the new facility assets.  Our existing Convertible Bond provides us the flexibility to incorporate Water Project construction financing by allowing Project financing to be placed ahead of it in terms of priority.

Existing Pipeline Asset

    We currently hold ownership rights to a 96-mile existing idle natural gas pipeline from the Cadiz Valley to Barstow, California, which we intend to convert for the transportation of water.

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

    The 96-mile Cadiz-Barstow route creates significant opportunities for our water resource development efforts.  Once converted to water use, the pipeline can be used to directly connect the Water Project area to northern and central California water sources, serving a growing need for additional locations for storage of water south of the Sacramento/San Joaquin Bay Delta region.  In addition, the 96-mile pipeline creates new opportunities to deliver water, either directly or via exchange, to potential customers in the High Desert region of San Bernardino and southern Kern County, areas which do not currently have an interconnection point with the Project.  When both the 96-mile line and the 43-mile pipeline to the CRA become operational, the Water Project area would create a new link between the CRA and the State Water Project, the two major water delivery systems in California providing flexible opportunities for both supply and storage.

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

    The remaining 180 acres of lemons are farmed by LA Fresh Foods under a 2009 lease agreement to develop up to 500 acres of lemon orchards.  We expect to receive lease income once the lemon orchards reach commercial production through a profit-sharing agreement component of the lease.

    In July 2013, we also entered into a lease agreement with Limoneira Company (NASDAQ: LMR) to plant up to 1,280 acres of new lemons at the property over the next five years.  In consideration for the lease arrangement, Limoneira will provide an annual base rent and will also provide a profit-sharing payment once the new lemon orchards reach commercial production.

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

Land Conservation Bank

    As stated above, some of our properties not currently being developed are located within areas designated by the federal government as Critical Desert Tortoise Habitat and/or Desert Wilderness Areas.  We are currently in a permitting process with the California Department of Fish and Wildlife to permit approximately 7,500 acres of these properties for inclusion in a land mitigation or conservation bank, which would provide credits that can be acquired by entities that must mitigate or offset planned development in other areas.  For example, this bank could potentially service the mitigation requirements of numerous utility-scale solar development projects being considered throughout Riverside and San Bernardino Counties, including projects within the recently approved federal Riverside-East Solar Energy Zone.

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

Results of Operations

Three Months Ended September 30, 2013, Compared to Three Months Ended September 30, 2012

    We have not received significant revenues from our water resource and real estate development activity to date.  Our revenues have been limited to our agricultural operations.  As a result, we have historically incurred a net loss from operations.  We had revenues of $182 thousand for the three months ended September 30, 2013, and $287 thousand for the three months ended September 30, 2012.  We incurred a net loss of $4.8 million in the three months ended September 30, 2013, compared with a $4.7 million net loss during the three months ended September 30, 2012.

    Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e. general and administrative expense) and our interest expense.  We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

    Revenues  We had revenues of $182 thousand for the three months ended September 30, 2013, and $287 thousand for the three months ended September 30, 2012.  The decrease in revenue in 2013 was primarily due to the smaller raisin crop in 2013 in comparison to the 2012 raisin crop.

    Cost of Sales  Cost of sales was $292 thousand for the three months ended September 30, 2013, and $293 thousand for the three months ended September 30, 2012.

    General and Administrative Expenses General and administrative expenses totaled $2.9 million during the three months ended September 30, 2013, and $3.0 million during the three months ended September 30, 2012.  Non-cash compensation costs for stock and option awards are included in General and Administrative Expenses.

    General and Administrative Expenses, exclusive of stock-based compensation costs, totaled $2.9 million and $2.9 million for the three months ended September 30, 2013 and 2012, respectively.

    Compensation costs from stock and option awards for the three months ended September 30, 2013 totaled $29 thousand, compared with $82 thousand for the three months ended September 30, 2012.  The expense reflects the vesting schedules of the stock and option awards under the 2009 Equity Incentive Plan.

    Depreciation Depreciation expense totaled $63 thousand for the three months ended September 30, 2013, and $97 thousand for the three months ended September 30, 2012.

    Interest Expense, net  Net interest expense for each of the three months ended June 30, 2013 and 2012 was $1.7 million.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	September 30,
	2013	2012

Interest on outstanding debt	$1,633	$895
Amortization of financing costs	56	23
Amortization of debt discount	-	748
Interest income	-	(1)

	$1,689	$1,665

    See Note 2 to the Consolidated Financial Statements – “Long-Term Debt”.

    Income Taxes  Income tax expense for the three months ended September 30, 2013 was $1 thousand and $3 thousand for the three months ended September 30, 2012.  See Note 5 to the Consolidated Financial Statements - “Income Taxes”.

Nine Months Ended September 30, 2013, Compared to Nine Months Ended September 30, 2012

    We had revenues of $190 thousand for the nine months ended September 30, 2013, and $324 thousand for the nine months ended September 30, 2012.  We incurred a net loss of $16.7 million in the nine months ended September 30, 2013, compared with a $13.8 million net loss during the nine months ended September 30, 2012.  The higher 2013 loss was primarily due to litigation costs, higher stock-based non-cash compensation costs and the loss on extinguishment of debt and debt refinancing.

    Revenues  We had revenues of $190 thousand for the nine months ended September 30, 2013, and $324 thousand for the nine months ended September 30, 2012.  The decrease in revenue in 2013 was primarily due to a smaller raisin crop in 2013 in comparison to the 2012 raisin crop.

    Cost of Sales  Cost of sales was $292 thousand during the nine months ended September 30, 2013, and $295 thousand during the nine months ended September 30, 2012.

    General and Administrative Expenses General and administrative expenses during the nine months ended September 30, 2013 totaled $9.6 million compared to $8.7 million for the nine months ended September 30, 2012.  Non-cash compensation costs for stock and option awards are included in General and Administrative Expenses.

    Compensation costs from stock and option awards for the nine months ended September 30, 2013, totaled $482 thousand compared with $314 thousand for the nine months ended September 30, 2012.  The expense reflects the vesting schedules of the stock and option awards under the 2009 equity incentive plan.  The higher 2013 expense was primarily due to higher stock non-cash compensation costs related to shares awarded to the Brownstein law firm for certain legal and advisory services to the Company (see Note 3 to the Consolidated Financial Statements – “Common Stock”), partially offset by a decrease in stock based non-cash compensation costs related to stock and options issued in 2011 under the 2009 Equity Incentive Plan.

    Other general and administrative expenses, exclusive of stock-based compensation costs, totaled $9.1 million in the nine months ended September 30, 2013, compared with $8.4 million for the nine months ended September 30, 2012.  The increase in general and administrative expenses in 2013 was primarily due to litigation costs related to the Water Project.

    Depreciation Depreciation expense totaled $191 thousand for the nine months ended September 30, 2013, and $285 thousand for the nine months ended September 30, 2012.

    Interest Expense, net  Net interest expense totaled $5.7 million during the nine months ended September 30, 2013, compared to $4.8 million during the same period in 2012.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Nine Months Ended
	September 30,
	2013	2012

Interest on outstanding debt	$4,297	$2,628
Amortization of financing costs	169	67
Amortization of debt discount	1,249	2,129
Interest income	-	(3)

	$5,715	$4,821

    The interest on outstanding debt increased from $2.6 million to $4.3 million due to the increase in interest rate on a larger credit facility associated with the debt refinancing.  See Note 2 to the Consolidated Financial Statements – “Long-Term Debt”.

    Income Taxes  Income tax expense was $5 thousand for the nine months ended September 30, 2013, and $8 thousand for the nine months ended September 30, 2012.  See Note 5 to the Consolidated Financial Statements – “Income Taxes”.

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

    On March 5, 2013, we refinanced our term debt.  See Note 2 to the Consolidated Financial Statements – “Long-Term Debt”.  The major components of the refinancing included:

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

    We believe that by breaking our debt into two components, we now have the flexibility to incorporate project financing for the Water Project, as necessary, into our current debt structure.  While the new $30 million Senior Secured Debt would be required to be repaid by any necessary project financing, the $53.5 million Convertible Bond has been designed to allow project financing to be placed ahead of it in terms of priority.  The $17.5 million of new working capital provides us with the resources to continue to move through our pre-construction phase, including resolution of outstanding administrative CEQA litigation and the finalization of water supply purchase agreements with all Water Project participants.

    On October 30, 2013, we entered into an agreement (“Credit Agreement”) with our new majority senior lender, MSD Credit Opportunity Master Fund, L.P. (“MSD Credit”), to increase our existing $30 million senior secured mortgage loan by $10 million to fund additional working capital.  MSD Credit previously acquired the majority interest of the $30 million portion of the debt in a private transaction.  The new $10 million tranche accrues interest at 8% and requires no principal or interest payments prior to maturity on June 30, 2017.  The new $10 million and the original $30 million are both secured by the underlying assets of the Company, including all landholdings and infrastructure.  The Credit Agreement also now provides that in the case of certain asset sales unrelated to the Water Project, the Company would retain for working capital purposes up to 50% of the first $10 million of sales, with the remainder requiring mandatory prepayment of the Senior Secured Debt.  In addition, as part of this transaction, we issued 700,000 shares of Cadiz Inc. common stock to MSD Credit subject to certain restrictions on resale.

    Both the Senior Secured Debt and the Convertible Bond contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit our ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on our ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the new loans were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At September 30, 2013, we were in compliance with our debt covenants.

    In connection with the October 2012 additional debt facility (See Note 2 to the Consolidated Financial Statements – “Long-Term Debt”), we issued warrants to the lenders to purchase shares of common stock.  The value of the warrants totaled approximately $533 thousand and was recorded as additional debt discount with a corresponding amount recorded as additional paid-in capital.

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

    At September 30, 2013, we had no outstanding credit facilities other than the Senior Secured Debt and the Convertible Bond described above.

    Cash Used for Operating Activities.  Cash used for operating activities totaled $12.6 million and $8.2 million for the nine months ended September 30, 2013 and 2012, respectively.  The cash was primarily used to fund: (i) general and administrative expenses related to our water project development efforts; (ii) litigation costs; and (iii) a $3.3 million cash payment in March 2013 related to the lease agreement with the Arizona & California Railroad Company to use a portion of the railroad’s right-of-way to construct and operate a water conveyance pipeline which is reflected in the increase in other assets in the consolidated statement of cash flows.

    Cash Used for Investing Activities.  Cash used for investing activities during the nine months ended September 30, 2013 was $167 thousand compared with $1.9 million during the same period in 2012.  The 2012 period included additional investments in environmental work related to the Water Project.

    Cash Provided by Financing Activities.  Cash provided by financing activities for the nine months ended September 30, 2013 was $16.3 million compared with $49 thousand during the same period in 2012.  The 2013 period included $17.5 million of proceeds as part of the issuance of long-term debt, offset by $1.2 million in debt issuance costs related to the debt refinancing.

Outlook

    Short-Term Outlook.  The additional $10 million working capital facility which closed on October 30, 2013, together with our existing cash resources, provide us with sufficient funds to meet our expected working capital needs until mid-2015.  Should we require additional working capital to fund operations, we expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities.  See “Long-Term Outlook”.  No assurances can be given, however, as to the availability or terms of any new financing.

    Long-Term Outlook. In the longer term, we may need to raise additional capital to finance working capital needs, capital expenditures and any payments due under our Senior Secured Debt or our Convertible Bond at maturity (see “Current Financing Arrangements” above).  Our future working capital needs will depend upon the specific measures we pursue in the entitlement and development of our water resources and other developments.  Future capital expenditures will depend primarily on the progress of the Water Project.

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

Recent Accounting Pronouncements

    See Note 1 to the Consolidated Financial Statements – “Description of Business and Summary of Significant Accounting Policies”.

Certain Known Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	1 year or less	2-3 years	4-5 years	After 5 years
(in thousands)
Long-term debt obligations	$87,101	$11	$31,435	$55,655	$-
Interest Expense	27,137	-	6,767	20,370	-
Operating leases	3,113	493	820	600	1,200
	$117,351	$504	$39,022	$76,625	$1,200

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

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

    As of September 30, 2013, all of the Company's indebtedness bore interest at fixed rates; therefore, the Company is not exposed to market risk from changes in interest rates on long-term debt obligations.

ITEM 4.     Controls and Procedures

Disclosure Controls and Procedures

    The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to its Board of Directors.  Based on their evaluation as of September 30, 2013, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings

CEQA Claims Challenging Water Project Approvals

    As noted in Item 3. Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, third parties have the ability in California to file litigation challenging the approval of a project.  We are currently named as a real party in interest in six (6) lawsuits related to the Water Project approvals granted last year by the Santa Margarita Water District (“SMWD”) and the County of San Bernardino (“County”) in accordance with the California Environmental Quality Act (“CEQA”).  Three (3) additional cases filed last year have been dismissed and are no longer pending, including one case dismissed in October 2013.

    The six remaining lawsuits have been brought by two (2) plaintiffs and challenge three (3) separate Project approvals as follows:

(1)
MOU Approval – two cases filed by Tetra Technologies, Inc. (“Tetra”) (NYSE: TTI) challenging the May 2012 approvals of the Memorandum of Understanding between Cadiz, SMWD and the County related to the Project’s Groundwater Management, Monitoring & Mitigation Plan (GMMMP).

(2)	EIR Approval – two cases filed by Tetra and Center for Biological Diversity, et al (“CBD”) challenging the adequacy of the EIR certified by SMWD on July 31, 2012.

(3)	GMMMP Approval – two cases filed by Tetra and CBD challenging the approval of the GMMMP by the County Board of Supervisors on October 1, 2012.

    All six remaining lawsuits have been coordinated in Orange County Superior Court and are before one judge.  A trial date for the six cases has been scheduled to begin on December 3, 2013.  The cases seek various forms of relief, but are primarily focused on causing a reconsideration of the environmental documents and limitation of the Project approvals.

    We cannot predict with certainty the outcome of any of the proceedings.

Other Proceedings

    There are no other material legal proceedings pending to which we are a party or of which any of our property is the subject.

ITEM 1A.     Risk Factors

    Not applicable.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

    Not applicable.

ITEM 3.     Defaults Upon Senior Securities

    Not applicable.

ITEM 4.     Mine Safety Disclosures

    Not applicable.

ITEM 5.     Other Information

    Not applicable.

ITEM 6.     Exhibits

    The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

10.1	Track Utilization Agreement dated September 16, 2013, between Arizona & California Railroad Company and Cadiz Real Estate LLC

31.1	Certification of Scott S. Slater, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Scott S. Slater, Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cadiz Inc.

By:	/s/ Scott S. Slater	November 8, 2013
	Scott S. Slater	Date
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Timothy J. Shaheen	November 8, 2013
	Timothy J. Shaheen	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)