Form 10-K
period 2013-12-31
CADIZ INC
filed 2014-03-10
CIK 727273

united states
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-K

[√]           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2013

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
Yes ___  No  √
The aggregate market value of the common stock held by nonaffiliates as of June 30, 2013 was approximately $64,738,036 based on 14,073,486 shares of common stock outstanding held by nonaffiliates and the closing price on that date.  Shares of common stock held by each executive officer and director and by each entity that owns more than 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 5, 2014, the Registrant had 16,172,239 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.  The Registrant is not incorporating by reference any other documents within this Annual Report on Form 10-K except those footnoted in Part IV under the heading “Item 15. Exhibits, Financial Statement Schedules”.

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

    In addition to our sustainable agricultural operations, we believe that the long-term value of our land assets can best be derived through the development of a combination of water supply and storage projects at our properties. The primary factor driving the value of such projects is continuing pressure on water supplies throughout California, including environmental and regulatory restrictions on each of the State’s three main water sources:  the State Water Project, the CRA and the Los Angeles Aqueduct.  Southern California’s water providers rely on imports from these systems for a majority of their water supplies, but deliveries from all three into the region have been below capacity over the last several years.  Availability of supplies in California also differs greatly from year to year due to natural hydrological variability.  In January 2014, California’s Governor declared a drought emergency for the entire state as a result of record-low winter precipitation and depleted reservoir storage levels.  Water deliveries from the State Water Project, which provides water supplies from Northern California to the central and southern parts of the state, have been limited to just 5% of capacity for 2014 in response to below-average precipitation as well as ongoing regulatory restrictions.  With the region’s population expected to continue to grow, Southern California water providers are actively seeking new, reliable supply solutions to plan for long-term water needs and anticipated limitations of traditional water supplies.

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

    We also continue to explore additional uses of our land and water resource assets, including additional agricultural opportunities, the development of a land conservation bank on our properties outside the Water Project area and other long-term legacy uses of our properties, such as habitat conservation and cultural uses.

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

    In 1997, we entered into the first of a series of agreements with the Metropolitan Water District of Southern California (“Metropolitan”), the largest water wholesaler in the region and owner of the nearby Colorado River Aqueduct (“CRA”), to jointly design, permit, and build such a project (“2002 Project”).  Between 1997 and 2002, we and Metropolitan received substantially all of the state and federal approvals required for the permits necessary to construct and operate the 2002 Project, including a Record of Decision (“ROD”) from the U.S. Department of the Interior, which approved the 2002 Project and offered a right-of-way for construction of facilities, including a 35-mile water conveyance pipeline from the Cadiz Valley property to the CRA across federal lands.  In October 2002, Metropolitan’s staff brought the right-of-way matter before its Board of Directors.  By a very narrow margin, the Metropolitan Board voted not to accept the right-of-way grant nor proceed with the 2002 Project.

    Following Metropolitan’s decision, we began to pursue new partnerships and redesigned the 2002 Project to meet the changing needs of Southern California’s water providers.  We invested in significant scientific and technical analysis of the groundwater resources in the Cadiz Valley as part of this effort, and focused on the safe and sustainable management of the aquifer system beneath our Cadiz Valley property with the goal of providing a reliable, annual water supply for the region.  Between 2010 and 2011 six Southern California water providers entered option agreements to participate in the redesigned Water Project.  The Arizona & California Railroad Company, which owns the right-of-way within which the Water Project’s conveyance pipeline will be constructed, will also receive water from the Water Project for a variety of critical railroad purposes.

    In accordance with the California Environmental Quality Act (“CEQA”), we began a new environmental review and permitting process for the Water Project in 2011 led by Santa Margarita Water District (“SMWD”), one of the Project participants (see “Water Resource Development”, below, for a full description of the Water Project).  After an extensive review process, the SMWD Board of Directors certified the Final Environmental Impact Report on July 31, 2012 and became the first participating agency to convert its option agreement to a Water Purchase and Sale Agreement for firm supplies from the Water Project. On October 1, 2012, San Bernardino County, a Responsible Agency under CEQA, also adopted CEQA findings and approved the Project’s Groundwater Monitoring, Management and Mitigation Plan (‘GMMMP”, “Plan”) and the withdrawal of 50,000 AF of water per year for 50 years. Following these critical approvals, Water Project development has transitioned from the environmental entitlement phase to a pre-construction development and planning phase, including defense of challenges to the CEQA approvals.

    We are focused on completing the Project’s pre-construction phase, including resolution of pending CEQA litigation, additional Purchase and Sale Agreements with participating agencies, an agreement with Metropolitan regarding conveyance of Project water in the CRA, final design engineering plans, and construction financing arrangements.

    We also continue to plan for further environmental review of Phase II of the Project, which would incorporate our 96-mile Cadiz to Barstow, California pipeline asset into our overall business plans.  See “Existing Pipeline Asset” below, for more detail.

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

    The Cadiz Valley Water Conservation, Recovery and Storage Project (the “Water Project” or “Project”) is designed to supply, capture and conserve billions of gallons of renewable native groundwater currently being lost annually to evaporation from the aquifer system underlying our Cadiz/Fenner Property, and provide a reliable water supply to water users in Southern California.  By implementing established groundwater management practices, the Water Project will create a new, sustainable water supply for project participants without adversely impacting the aquifer system or the desert environment.  The total quantity of groundwater to be recovered and conveyed to Water Project participants will not exceed a long-term annual average of 50,000 acre-feet per year for 50 years.  The Project also offers participants the ability to carry-over their annual supply, and store it in the groundwater basin from year to year.  A second phase of the Water Project, Phase II, will offer approximately one million acre-feet of storage capacity that can be used to store imported water supplies at the Water Project area.

    Water Project facilities required for Phase I primarily include, among other things:

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

(1)	A Water Conveyance Pipeline Right-of-Way from the Water Project Area to a Delivery System

    In September 2008, we secured a right-of-way for the Water Project’s water conveyance pipeline by entering into a lease agreement with the Arizona & California Railroad Company (“ARZC”), which operates an active shortline railroad extending from Cadiz to Matthie, Arizona.  The agreement allows for the use of a portion of the railroad’s right-of-way to construct and operate a water conveyance pipeline for a period up to 99 years.  The buried pipeline would be constructed parallel to the railroad tracks and be used to convey water between our Cadiz Valley property and the CRA in Rice, California.  The ARZC is also a Project participant and would receive water from the Project to serve a variety of railroad purposes, including fire suppression and other safety and maintenance uses.  In addition, in September 2013, we entered into a trackage rights agreement with the ARZC that would enable the operation of steam-powered, passenger excursion trains on the line powered by water made available from the pipeline.

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

(2)	Storage and Supply Agreements with One or More Public Water Agencies or Private Water Utilities

    In 2010 and 2011, we entered into option and environmental cost sharing agreements with six water providers: Santa Margarita Water District (“SMWD”), Golden State Water Company (a wholly-owned subsidiary of American States Water [NYSE: AWR]), Three Valleys Municipal Water District, Suburban Water Systems (a wholly owned subsidiary of SouthWest Water Company), Jurupa Community Services District and California Water Service Company, the third largest investor-owned American water utility.  The six water providers serve more than one million customers in cities throughout California’s San Bernardino, Riverside, Los Angeles, Orange, Imperial and Ventura Counties.

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

    Approximately 80% of the water to be conserved annually by the Project is now either under a Water Purchase and Sale Agreement or under option.  We are currently working with the other participating agencies to convert their option agreements to definitive economic agreements.  We are also in discussions with additional water providers interested in acquiring rights to the remaining available Project supplies, as well as with third parties regarding the imported storage aspect of this Project.

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

    SMWD conducted a 100-day public comment period for the Draft EIR, hosting two public comment meetings and an informational workshop in January and February 2012.  The public comment period concluded in March 2012.  In May 2012, we entered into a Memorandum of Understanding with San Bernardino County and SMWD, creating the framework for finalizing the GMMMP in accordance with the County’s desert groundwater ordinance.

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

    Metropolitan, a Responsible Agency, will take action under CEQA prior to construction regarding the terms and conditions of the Project’s use of the CRA.  Project water supplies will enter Metropolitan’s CRA in accordance with its published engineering and design standards and subject to all applicable fees and charges routinely established by Metropolitan for the conveyance of water within its service territory.

    Third parties in California have the ability to challenge CEQA approvals in State Court.  In 2012, the Company was named as a real-party-in-interest in nine lawsuits challenging the various Water Project approvals granted by SMWD and San Bernardino County.  In 2013, three cases were dismissed or otherwise settled.  Trial in the six remaining cases, which were brought by two petitioners, began in December 2013 and concluded in February 2014. Rulings in these cases are expected in the second quarter of 2014.  See Item 3, “Legal Proceedings” for more information.

(4)	Construction and Working Capital

    As part of the Water Purchase and Sale Agreement with SMWD referred to in (2), above, SMWD is further authorized to continue next steps with the Company, which includes final permitting, design and construction.

    As described above, construction of Phase I of the Project would primarily consist of wellfield facilities at the Water Project site, a conveyance pipeline extending approximately 43 miles along the right-of-way described in (1), above, from the wellfield to the CRA, and an energy source to pump water through the conveyance pipeline between the Project well-field and the CRA.  The construction of these facilities will require capital financing, which is expected to be entirely provided with lower-cost senior debt, secured by the new facility assets. The Company’s existing corporate term debt (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”) provides us the flexibility to incorporate Water Project construction financing within our current debt structure.

    Existing wells at the Cadiz Valley property currently in use for our agricultural operations will be integrated into the Water Project well-field, reducing the number of wells that must be constructed prior to Project implementation.

Existing Pipeline Asset

    As described above (see “Water Resource Development”), we currently hold ownership rights to a 96-mile existing idle natural gas pipeline from the Cadiz Valley to Barstow, California that would be converted for the transportation of water.

    In September 2011, we entered into an agreement with El Paso Natural Gas (“EPNG”), a subsidiary of Kinder Morgan Inc., providing us with rights to purchase approximately 220-miles of idle, natural gas pipelines between Bakersfield and Cadiz, California for $40 million.

    Initial feasibility studies indicated that, upon conversion, the 30-inch line could transport between 20,000 and 30,000 acre-feet of water per year between the Water Project area and various points along the Central and Northern California water transportation network. In February 2012, we made a $1 million payment to EPNG to extend our option to purchase the 220-mile line until April 2013.

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

    The 96-mile Cadiz-Barstow pipeline creates significant opportunities for our water resource development efforts.  Once converted to water use, the pipeline can be used to directly connect the Cadiz area to northern and central California water sources, serving a growing need for additional locations for storage of water south of the Bay Delta region.  In addition, the 96-mile pipeline creates new opportunities to deliver water, either directly or via exchange, to potential customers in San Bernardino and Kern Counties, areas which do not currently have an interconnection point with the Project.  When both the 96-mile line and the 43-mile pipeline to the CRA become operational, Cadiz would link the two major water delivery systems in California providing flexible opportunities for both supply and storage.

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

    The remaining 180 acres of lemons are farmed by LA Fresh Foods under a 2009 lease agreement to develop up to 500 acres of lemon orchards.  We expect to receive lease income once the new lemon orchards reach commercial production through a profit sharing component of the lease.

    In July 2013, we also entered into a lease agreement with Limoneira Company (NASDAQ: LMR) (“Limoneira”) to plant up to 1,280 acres of new lemons at the property over the next five years.  In consideration for the lease arrangement, Limoneira will provide an annual base rent and will also provide a profit-sharing payment once the new lemon orchards reach commercial production.

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

Other Opportunities

    Over the longer-term, we believe the population of Southern California, Nevada and Arizona will continue to grow, and that, in time, the economics of commercial and residential development at our properties may become attractive.  Moreover, other opportunities in business or infrastructure complementary to our current objectives could provide new opportunities for our business.

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

Employees

    As of December 31, 2013, we employed 10 full-time employees (i.e. those individuals working more than 1,000 hours per year).  We believe that our employee relations are good.

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

Our Development Activities Have Not Generated Significant Revenues

    At present, our development activities include water resource and agricultural development at our San Bernardino County properties.  We have not received significant revenues from our development activities to date and we do not know when, if ever, we will receive operating revenues sufficient to offset the costs of our development activities.  As a result, we continue to incur a net loss from operations.

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

    The opposition of government officials may adversely affect our ability to obtain needed government approvals and permits upon satisfactory terms in a timely manner.  In this regard, federal government appropriations currently preclude spending for “any proposal to store water for the purpose of export or for any activities associated with the approval of rights-of-way on lands managed by the Needles Field Office of the U.S. Bureau of Land Management” (the “BLM”).  Federal government appropriations also direct the U.S. Department of the Interior (the “DOI”) to confirm that the Water Project’s proposed use of a portion of the right-of-way of the ARZC for the Project’s conveyance pipeline is within the scope of ARZC’s right-of-way.  According to existing federal law and direction from the DOI in Memorandum Opinion M-23075, a railroad has the authority to grant third party uses within its rights-of-way without BLM approval if those uses will serve a railroad purpose.  The Project and pipeline will further numerous railroad purposes, including fire suppression and access to water for railroad business operations, and the ARZC has provided information regarding these purposes to the BLM.  As a result, we do not believe federal right-of-way approval is required to implement the Project; however, this may be subject to challenge.

    Additionally, the statutes, regulations and ordinances governing the approval processes provide third parties the opportunity to challenge proposed plans and approvals.  Opposition from third parties will cause delays and increase the costs of our development efforts or preclude such development entirely. In California, third parties have the ability to file litigation challenging the approval of a project, which they usually do by alleging inadequate disclosure and mitigation of the environmental impacts of the project.  We are currently named as a real party in interest in six lawsuits challenging the various Water Project approvals granted to date and expect to be party to various legal proceedings arising in the general course of our business related to the development of the Water Project.  While we have worked with representatives of various environmental and third party interests and agencies to minimize and mitigate the impacts of our planned projects, certain groups may remain opposed to our development plans.

Our Failure to Make Timely Payments of Principal and Interest on Our Indebtedness May Result in a Foreclosure on Our Assets

    As of December 31, 2013, we had indebtedness outstanding to our senior secured lenders of approximately $98.83 million, $42.2 million of which is secured by our assets  (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”).  To the extent that we do not make principal and interest payments on the indebtedness when due at maturity, or if we otherwise fail to comply with the terms of agreements governing our indebtedness, we may default on our obligations.

The Conversion of Our Outstanding Convertible Notes into Common Stock Would Dilute the Percentage of Our Common Stock Held by Current Stockholders

    In connection with our March 2013 debt refinance (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”), we issued approximately $53.5 million in convertible notes (the “Convertible Notes”) Principal and accrued interest under the Convertible Notes can be converted into common stock at $8.05 per share at the election of our lenders.  An election by our lenders to convert all or a portion of principal and accrued interest under these Convertible Notes into common stock will dilute the percentage of our common stock held by current stockholders up to 7.1 million shares as of March 5, 2014, and up to an additional 2.3 million shares if held to maturity.

We May Not Be Able To Obtain the Financing We Need To Implement Our Asset Development Programs

    Based upon our current and anticipated usage of cash resources, we have sufficient funds to meet our expected working capital needs through the first quarter of 2015. We will continue to require additional working capital to meet our cash resource needs until such time as our asset development programs produce revenues.  If we cannot raise funds if and when needed, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.  We cannot assure you that our current lenders, or any other lenders, will give us additional credit should we seek it.  If we are unable to obtain additional credit, we may engage in further financings.  Our ability to obtain financing will depend, among other things, on the status of our asset development programs and general conditions in the capital markets at the time funding is sought.  Although we currently expect our capital sources to be sufficient to meet our near term liquidity needs, there can be no assurance that our liquidity requirements will continue to be satisfied.  Any further equity or convertible debt financings would result in the dilution of ownership interests of our current stockholders.

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

The Volatility of Our Stock Price Could Adversely Affect Current and Future Stockholders

    The market price of our common stock is volatile and fluctuates in response to various factors which are beyond our control.  Such fluctuations are particularly common in companies such as ours, which have not generated significant revenues.  The following factors, in addition to other risk factors described in this section, could cause the market price of our common stock to fluctuate substantially:

•	developments involving the execution of our business plan;
•	disclosure of any adverse results in litigation;
•	regulatory developments affecting our ability to develop our properties;
•	the dilutive effect or perceived dilutive effect of additional debt or equity financings;
•	perceptions in the marketplace of our company and the industry in which we operate; and
•	general economic, political and market conditions.

    In addition, the stock markets, from time to time, experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies.  These broad fluctuations may adversely affect the market price of our common stock.  Price volatility could be worse if the trading volume of our common stock is low.

ITEM 1B.  Unresolved Staff Comments

    Not applicable at this time.

ITEM 2.  Properties

    Following is a description of our significant properties.

The Cadiz/Fenner Valley Property

    Since 1983, we have acquired approximately 34,000 acres of largely contiguous land in the Cadiz and Fenner valleys of eastern San Bernardino County, California (the “Cadiz/Fenner Property”).  This area is located approximately 30 miles north of the Colorado River Aqueduct (“CRA”).  In 1984, we conducted investigations into the feasibility of agricultural development of this land.  These investigations confirmed the availability of high-quality groundwater in quantities appropriate for agricultural development.

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

Debt Secured by Properties

    Our assets have been pledged as collateral for $42.2 million of senior secured debt outstanding as of December 31, 2013.  Information regarding interest rates and principal maturities is provided in Note 6 to the Consolidated Financial Statements.

ITEM 3.  Legal Proceedings

CEQA Claims Challenging Water Project Approvals

    As noted under Item 1A, Risk Factors, third parties have the ability in California to file litigation challenging the approval of a project.  We are currently named as a real party in interest in six (6) lawsuits related to the Water Project approvals granted in 2012 by the Santa Margarita Water District and the County of San Bernardino in accordance with the California Environmental Quality Act (“CEQA”).  Three (3) additional cases filed last year have been dismissed and are no longer pending.

    The six lawsuits have been brought by two plaintiffs and challenge the following three (3) separate Project approvals:

(1)  MOU Approval – two cases filed by Tetra Technologies, Inc. (“Tetra”) (NYSE: TTI) challenging the May 2012 approvals of the Memorandum of Understanding between Cadiz, SMWD and the County related to the Project’s Groundwater Management, Monitoring & Mitigation Plan (“GMMMP”).

(2) EIR Approval – two cases filed by Tetra and Center for Biological Diversity, et al (“CBD”) challenging the adequacy of the EIR certified by SMWD on July 31, 2012.

(3) GMMMP Approval – two cases filed by Tetra and CBD challenging the approval of the GMMMP by the County Board of Supervisors on October 1, 2012:

    The six remaining cases have been coordinated in Orange County Superior Court and are before one judge.  The cases seek various forms of relief, but are primarily focused on causing a reconsideration of the environmental documents and limitation of the Project approvals. Administrative trial for the six cases began in December 2013 and was carried over until late January 2014.  Final arguments in the cases concluded on February 5, 2014.

    Rulings in all six cases are expected in the second quarter of 2014.  We cannot predict with certainty the outcome of any of the proceedings.

Other Proceedings

    There are no other material legal proceedings pending to which we are a party or of which any of our property is the subject.

ITEM 4.  Mine Safety Disclosures

    Not Applicable.

PART II

ITEM 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

    Our common stock is currently traded on The NASDAQ Global Market ("NASDAQ") under the symbol "CDZI."  The following table reflects actual sales transactions for the dates that we were trading on NASDAQ, as reported by NASDAQ.

	High	Low
Quarter Ended	Sales Price	Sales Price

2012:
March 31	$9.44	$9.12
June 30	$7.33	$7.12
September 30	$10.12	$9.68
December 31	$8.10	$7.50

2013:
March 31	$6.79	$6.69
June 30	$4.83	$4.58
September 30	$5.15	$5.05
December 31	$7.22	$6.74

    On March 5, 2014, the high, low and last sales prices for the shares, as reported by Bloomberg, were $7.80, $7.50, and $7.52, respectively.

    As of December 31, 2013, the number of stockholders of record of our common stock was 113.

    To date, we have not paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.  Our senior secured term loan has covenants that prohibit the payment of dividends.

    All securities sold by us during the three years ended December 31, 2013, which were not registered under the Securities Act of 1933, as amended, have been previously reported in accordance with the requirements of Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

STOCK PRICE PERFORMANCE

    The stock price performance graph below compares the cumulative total return of Cadiz Inc. common stock against the cumulative total return of the Standard & Poor’s Small Cap 600 NASDAQ U.S. index and the Russell 2000® index for the past five fiscal years. The graph indicates a measurement point of December 31, 2008, and assumes a $100 investment on such date in Cadiz Inc. common stock, the Standard & Poor’s Small Cap 600 and the Russell 2000® indices. With respect to the payment of dividends, Cadiz Inc. has not paid any dividends on its common stock, but the Standard & Poor’s Small Cap 600 and the Russell 2000® indices assume that all dividends were reinvested. The stock price performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K into any filing under the Securities Act of 1933, as amended, except to the extent that Cadiz Inc. specifically incorporates this graph by reference, and shall not otherwise be deemed filed under such acts.

ITEM 6.  Selected Financial Data

    The following selected financial data insofar as it relates to the years ended December 31, 2013, 2012, 2011, 2010, and 2009 has been derived from our audited financial statements.  The information that follows should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2013 included in Part IV of this Form 10-K.  See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

($ in thousands, except for per share data)
	Year Ended December 31,
	2013	2012	2011	2010	2009
Statement of Operations Data:
Total revenues	$301	$362	$1,019	$1,023	$808
Net loss	$(22,677)	$(19,574)	$(16,837)	$(15,899)	$(14,399)
Net loss applicable to common stock	$(22,677)	$(19,574)	$(16,837)	$(15,899)	$(14,399)
Per share:
Net loss (basic and diluted)	$(1.46)	$(1.27)	$(1.20)	$(1.16)	$(1.13)
Weighted-average common shares outstanding	15,570	15,438	14,082	13,672	12,722

	December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Total assets	$64,174	$50,518	$57,998	$48,936	$50,319
Long-term debt	$96,417	$63,250	$52,032	44,403	36,665
Common stock and additional paid-in capital	$304,140	$301,193	$300,317	$282,496	$276,884
Accumulated deficit	$(340,638)	$(317,961)	$(298,387)	$(281,550)	$(265,651)
Stockholders' (deficit) equity	$(36,498)	$(16,768)	$1,930	$946	$11,233

    Common shares issued and outstanding have increased from 13,500,997 in 2009 to 16,152,756 in 2013.  The increase is primarily due to the issuance of shares to investors in private placements, the issuance of shares to investors upon the conversion of preferred stock and warrant exercises, and the issuance of shares to employees, vendors and lenders.

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

    In addition to our sustainable agricultural operations, we believe that the long-term value of our land assets can best be derived through the development of a combination of water supply and storage projects at our properties.  The primary factor driving the value of such projects is continuing pressure on water supplies throughout California, including environmental and regulatory restrictions on each of the State’s three main water sources:  the State Water Project, the CRA and the Los Angeles Aqueduct.  Southern California’s water providers rely on imports from these systems for a majority of their water supplies, but deliveries from all three in the region have been below capacity over the last several years.  Availability of supplies in California also differs greatly from year to year due to natural hydrological variability.  In January 2014, California’s Governor declared a drought emergency for the entire state as a result of record low winter precipitation and depleted reservoir storage levels.  Water deliveries from the State Water Project, which provides water supplies from Northern California to the central and southern parts of the state, have been limited to just 5% of capacity for 2014 in response to below average precipitation as well as ongoing regulatory restrictions.  With the region’s population expected to continue to grow, Southern California water providers are actively seeking new, reliable supply solutions to plan for long-term water needs and anticipated limitations of traditional water supplies.

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

    We also continue to explore additional uses of our land and water resource assets, including additional agricultural opportunities, the development of a land conservation bank on our properties outside the Water Project area and other long-term legacy uses of our properties, such as habitat conservation and cultural uses.

    In addition to these development efforts, we will also pursue strategic investments in complementary business or infrastructure to meet our objectives.  We cannot predict with certainty when or if these objectives will be realized.

Water Resource Development

    The Water Project is designed to supply, capture and conserve billions of gallons of renewable native groundwater currently being lost annually to evaporation from the aquifer system underlying our Cadiz/Fenner Property, and provide a reliable water supply to water users in Southern California.  By implementing established groundwater management practices, the Water Project will create a new, sustainable water supply for project participants without adversely impacting the aquifer system or the desert environment.  The total quantity of groundwater to be recovered and conveyed to Water Project participants will not exceed a long-term annual average of 50,000 acre-feet per year for 50 years.  The Project also offers participants the ability to carry-over their annual supply and store it in the groundwater basin from year to year.  A second phase of the Water Project, Phase II, will offer approximately one million acre-feet of storage capacity that can be used to store imported water supplies at the Water Project area.

    Water Project facilities required for Phase I primarily include, among other things:

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

(1)	A Water Conveyance Pipeline Right-of-Way from the Water Project Area to a Delivery System

    In September 2008, we secured a right-of-way for the Water Project’s water conveyance pipeline by entering into a lease agreement with the Arizona & California Railroad Company (“ARZC”), which operated an active shortline railroad extending from Cadiz to Matthie, Arizona.  The agreement allows for the use of a portion of the railroad’s right-of-way to construct and operate a water conveyance pipeline for a period up to 99 years.  The buried pipeline would be constructed parallel to the railroad tracks and be used to convey water between our Cadiz Valley property and the CRA in Rice, California.  The ARZC is also a Project participant and would receive water from the Project to serve a variety of railroad purposes, including fire suppression and other safety and maintenance uses.  In addition, in September 2013, we entered into a trackage rights agreement with the ARZC that would enable the operation of steam-powered, passenger excursion trains on the line powered by water made available from the pipeline.

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

We are also exploring the potential to utilize an unused natural gas pipeline (as described  “Existing Pipeline Asset” below) that exists in the Project area, to which we hold an ownership right, as a means to access additional distribution systems. Initial feasibility studies indicate that this pipeline could be used as a component of the Project to distribute water to Project participants or import water for storage at the Project area in Phase II.  The potential use of this pipeline by the Project was preliminarily analyzed as part of the Project’s Environmental Impact Report (“EIR”) (see “Other Development Opportunities”).  Additional environmental review would be required prior to converting this line for water distribution.

(2)	Storage and Supply Agreements with One or More Public Water Agencies or Private Water Utilities

    In 2010 and 2011, we entered into option and environmental cost sharing agreements with six water providers:  Santa Margarita Water District (“SMWD”), Golden State Water Company (a wholly-owned subsidiary of American States Water [NYSE: AWR]), Three Valleys Municipal Water District, Suburban Water Systems (a wholly owned subsidiary of SouthWest Water Company), Jurupa Community Services District and California Water Service Company, the third largest investor-owned American water utility.  The six water providers serve more than one million customers in cities throughout California’s San Bernardino, Riverside, Los Angeles, Orange, Imperial and Ventura Counties.

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

    Approximately 80% of the water to be conserved annually by the Project is now either under a Water Purchase and Sale Agreement or under option.  We are currently working with other participating agencies to convert their option agreements to definitive economic agreements.  We are also in discussions with additional water providers interested in acquiring rights to the remaining available Project supplies, as well as with third parties regarding the imported storage aspect of this Project.

(3)	Environmental / Regulatory Permits

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

    SMWD conducted a 100-day public comment period for the Draft EIR, hosting two public comment meetings and an informational workshop in January and February 2012.  The public comment period concluded in March 2012.  In May 2012, we entered into a Memorandum of Understanding with San Bernardino County and SMWD, creating the framework for finalizing the GMMMP in accordance with County’s desert groundwater ordinance.

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

    Metropolitan Water District of Southern California (“Metropolitan”), a Responsible Agency, will take action under CEQA prior to construction regarding the terms and conditions of the Project’s use of the CRA.  Project water supplies will enter Metropolitan’s CRA in accordance with its published engineering and design standards and subject to all applicable fees and charges routinely established by Metropolitan for the conveyance of water within its service territory.

    Third parties in California have the ability to challenge CEQA approvals in State Court.  In 2012, the Company was named as a real-party-in-interest in nine lawsuits challenging the various Water Project approvals granted by SMWD and San Bernardino County.  In 2013, three cases were dismissed or otherwise settled.  Trial in the six remaining cases, which were brought by two petitioners, began in December 2013 and concluded in February 2014.  Rulings in these cases are expected in the second quarter of 2014.  See Item 3, “Legal Proceedings” for more information.

(4)	Construction and Working Capital

    As part of the Water Purchase and Sale Agreement with SMWD referred to in (2), above, SMWD further authorized to continue next steps with the Company, which includes final permitting, design and construction.

    As described above, construction of Phase I of the Project would primarily consist of well-field facilities at the Water Project site, a conveyance pipeline extending approximately 43 miles along the right-of-way described in (1), above, from the well-field to the CRA, and an energy source to pump water through the conveyance pipeline between the Project well-field and the CRA.  The construction of these facilities will require capital financing, which is expected to be entirely provided with lower-cost senior debt, secured by the new facility assets. The Company’s existing corporate term debt (see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources), provides us the flexibility to incorporate Water Project construction financing within our current debt structure.

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

    In September 2011, we entered into an agreement with El Paso Natural Gas (“EPNG”), a subsidiary of Kinder Morgan Inc., providing us with rights to purchase approximately 220-miles of idle, natural gas pipelines between Bakersfield and Cadiz, California for $40 million.

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

    The 96-mile Cadiz-Barstow pipeline creates significant opportunities for our water resource development efforts.  Once converted to water use, the pipeline can be used to directly connect the Cadiz area to northern and central California water sources, serving a growing need for additional locations for storage of water south of the Bay Delta region.  In addition, the 96-mile pipeline creates new opportunities to deliver water, either directly or via exchange, to potential customers in San Bernardino and Kern Counties, areas which do not currently have an interconnection point with the Project.  When both the 96-mile line and the 43-mile pipeline to the CRA become operational, Cadiz would link the two major water delivery systems in California providing flexible opportunities for both supply and storage.

    The entire EPNG pipeline was evaluated in the Water Project’s EIR during the CEQA process at a programmatic level.  Any use of the line would be conducted in conformity with the Project’s GMMMP and is subject to further CEQA evaluation (see “Water Resource Development” above).

Agricultural Development

    Within the Cadiz/Fenner Property, 9,600 acres have been zoned for agriculture and we have developed a total of 1,920 acres of the property for agricultural operations.  The infrastructure currently includes seven wells that are interconnected within a portion of this acreage, with total annual production capacity of approximately 13,000 acre-feet of water.  Additionally, there are housing and kitchen facilities that support up to 300 employees.  If the entire 9,600 acres were developed and irrigated, total water usage would be approximately 40,000 – 50,000 acre-feet per year depending on the crop mix.  The underlying groundwater, fertile soil, and desert temperatures are well suited for a wide variety of fruits and vegetables.

    Permanent crops currently include 160 acres of vineyard used to produce dried-on-the-vine raisins and 440 acres of lemon orchards.  All crops are farmed using sustainable agricultural practices.

    We currently derive our agricultural revenues through direct farming and sale of our products into the market or through the lease of our agricultural properties to third parties for farming.  The entire organic raisin crop grown at the property is farmed by the Company and we incur all costs required to produce and harvest the crop.  The harvested raisins are then sold in bulk to a raisin processing facility.  Approximately 260 acres of lemons in production are farmed by the Company.  We incur all of the costs required to produce this lemon crop.  Once harvested, the lemons are shipped in bulk to an independent packing and sales facility.

    The remaining 180 acres of lemons are farmed by LA Fresh Foods under a 2009 lease agreement to develop up to 500 acres of lemon orchards.  We expect to receive lease income once the new lemon orchards reach commercial production through a profit sharing component of the lease.

    In July 2013, we also entered into a lease agreement with Limoneira Company (NASDAQ: LMR) (“Limoneira”) to plant up to 1,280 acres of new lemons at the property over the next five years.  In consideration for the lease arrangements, Limoneira will provide an annual base rent and will also provide a profit-sharing payment once the new lemon orchards reach commercial production.

    Agricultural revenues will continue to vary from year to year based on the number of acres in development, crop yields, and prices.  We do not expect that our agricultural revenues will to be material to our overall results of operations once the Water Project is fully operational.  However, our agricultural operations are expected to be maintained in complement with the Water Project to provide added value to Project operations.

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

Other Opportunities

    Over the longer-term, we believe the population of Southern California, Nevada and Arizona will continue to grow, and that, in time, the economics of commercial and residential development at our properties may become attractive.  Moreover, other opportunities in business or infrastructure complementary to our current objectives could provide new opportunities for our business.

    We remain committed to the sustainable use of our land and water assets, and will continue to explore all opportunities for environmentally responsible development of these assets.  We cannot predict with certainty which of these various opportunities will ultimately be utilized.

Results of Operations

(a)           Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

    We have not received significant revenues from our water resource and real estate development activity to date.  Our revenues have been limited to our agricultural operations.  As a result, we continue to incur a net loss from operations.  We had revenues of $301 thousand for the year ended December 31, 2013, and $362 thousand for the year ended December 31, 2012.  The net loss totaled $22.7 million for the year ended December 31, 2013, compared with a net loss of $19.6 million for the year ended December 31, 2012.

    Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e. general and administrative expense) and our interest expense.  We will continue to incur non-cash expense in connection with our management and director equity incentive plans.

Revenues.  Revenue totaled $301 thousand during the year ended December 31, 2013, compared to $362 thousand during the year ended December 31, 2012.

Cost of Sales.  Cost of sales totaled $555 thousand during the year ended December 31, 2013, compared with $521 thousand during the year ended December 31, 2012.

General and Administrative Expenses. General and administrative expenses during the year ended December 31, 2013, totaled $13.5 million compared with $12.6 million for the year ended December 31, 2012.  Non-cash compensation costs related to stock and option awards are included in general and administrative expenses.

    General and administrative expenses, exclusive of stock-based compensation costs, totaled $13.0 million in the year ended December 31, 2013, compared with $12.2 million for the year ended December 31, 2012.  The increase in general and administrative expense in 2013 was primarily due to litigation costs related to the Water Project.

    Compensation costs from stock and option awards for the year ended December 31, 2013, totaled $516 thousand compared with $383 thousand for the year ended December 31, 2012.  The expense reflects the vesting schedules of the stock and option awards under the 2009 Equity Incentive Plan.  The higher 2013 expense was primarily due to higher stock non-cash compensation costs related to shares awarded to the Brownstein law firm for certain legal and advisory services to the Company (See Note 9 to the Consolidated Financial Statements, “Common Stock”), partially offset by a decrease in stock based non-cash compensation costs related to stock and options issued in 2011 under the 2009 Equity Incentive Plan.

Depreciation.  Depreciation expenses totaled $254 thousand for the year ended December 31, 2013, compared to $350 thousand for the year ended December 31, 2012.

Interest Expense, net.  Net interest expense totaled $7.6 million during the year ended December 31, 2013, compared to $6.8 million during 2012.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Year Ended December 31,
	2013	2012

Interest on outstanding debt	$6,069	$3,589
Amortization of debt discount	223	108
Amortization of deferred loan costs	1,352	3,123
Interest income	-	(3)

	$7,644	$6,817

    The interest on outstanding debt increased from $3.6 million to $6.1 million due to the increase in interest rate on a larger credit facility associated with our March 2013 debt refinancing and our expanded working capital facility in October 2013.  See Note 6 to the Consolidated Financial Statements, “Long-Term Debt”.

Prior Debt Refinancings.  Deferred loan costs, which are primarily legal fees, are amortized over the life of each loan agreement.  In June 2006, we refinanced our term loan with ING Capital LLC (“ING”) with a new senior secured convertible term loan with a different lender.  As a result, $408 thousand of legal fees was capitalized and amortized over the 7-year life of the loan agreement.  An additional $73.5 thousand of lender fees was capitalized when the term loan was modified in October 2010.  These fees were amortized over the remaining life of the term loan.  In June 2009 and October 2010, the term loan was modified as to certain of its conversion features.  As a result of these convertible debt arrangements, the change in conversion value between the original and modified instrument totaled approximately $3.2 million, which was recorded as additional debt discount with a corresponding amount recorded as additional paid-in capital.  Such debt discount was accreted to the redemption value of the instrument over the remaining term of the loan as additional interest expense.  On March 5, 2013, we completed arrangements with our senior lenders to refinance our existing $66 million corporate term debt.  As a result, we recorded a loss on extinguishment of debt in the amount of $1.06 million which consisted of the write-off of unamortized debt discount, unamortized debt issuance costs and fees paid to the lenders.  We incurred $1.2 million of legal expenses and agent fees related to the negotiation and documentation of the refinancing which was capitalized and is being amortized over the life of the term loan.  In October 2013, we entered into an agreement with our senior lender to increase our existing secured mortgage loan by $10 million.  In connection to this agreement, we issued 700,000 share of Cadiz Inc. common stock to the senior lender subject to certain restrictions on resale.  The fair value of the shares of common stock issued totaled approximately $2.4 million, which was recorded as additional debt discount with a corresponding amount recorded as additional paid-in capital.  Such debt discount is accreted to the redemption value of the instrument over the remaining term of the loan as additional interest expense.  In addition, we incurred $110 thousand of lender fees which was recorded as additional debt discount and is being amortized over the remaining term of the loan.

(b)           Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

    We had revenues of $0.4 million for the year ended December 31, 2012, and $1.0 million for the year ended December 31, 2011.  The net loss totaled $19.6 million for the year ended December 31, 2012, compared with a net loss of $16.8 million for the year ended December 31, 2011.  The higher 2012 loss was primarily due to additional legal and consulting fees related to water development efforts in connection with the certification of the Final Environmental Impact Report, litigation costs and due diligence costs associated with the feasibility of converting the natural gas pipeline (see “Existing Pipeline Asset” above).

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

    General and administrative expenses, exclusive of stock-based compensation costs, totaled $12.2 million in the year ended December 31, 2012, compared with $8.0 million for the year ended December 31, 2011.  The increase in general and administrative expenses in 2012 was primarily due to additional legal and consulting fees related to water development efforts in connection with the certification of the Final Environmental Impact Report, litigation costs and due diligence costs associated with the feasibility of converting the natural gas pipelines, which we currently have an ownership right, to water transportation facilities (see “Existing Pipeline Asset” above).

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

    The interest on outstanding debt increased from $3.3 million to $3.6 million due to the increase in debt outstanding under our expanded working capital facility in 2012.

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

    In March 2013, we refinanced our term debt.  See Note 6 to the Consolidated Financial Statements, ”Long-Term Debt”.  The major components of the March 2013 refinancing included:

1.
A $30 million senior term loan secured by the underlying assets of the Company (the “Senior Secured Debt”) that accrues interest at 8% per annum and require no principal or interest payments before maturity in March 2016; and

2.	A $53.5 million in convertible notes (the “Convertible Notes”) that accrue interest at 7% per annum with no principal or interest payments required before maturity in March 2018; and

3.	$17.5 million in new working capital provided as part of the Convertible Notes issuance.

    We believe that by breaking our debt into two components, we now have the flexibility to incorporate project financing for the Water Project, as necessary, into our current debt structure. While the new $30 million senior term loan would be required to be taken out by any necessary project financing, the $53.5 million Convertible Notes have been designed to allow project financing to be placed ahead of it in terms of priority. The $17.5 million of new working capital provides us with the resources to continue to move through our pre-construction phase, including resolution of outstanding administrative CEQA litigation, facility engineering and design, and the finalization of water supply purchase agreements with all Water Project participants.

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

    Both the Senior Secured Debt and the Convertible Notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit our ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on our ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the new loans were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At December 31, 2013, we were in compliance with our debt covenants.

    In connection with the October 2012 additional debt facility (See Note 6 to the Consolidated Financial Statements, “Long-Term Debt”), we issued warrants to the lenders to purchase shares of common stock.  The value of the warrant totaled approximately $533 thousand and was recorded as additional debt discount with a corresponding amount recorded as additional paid in capital.

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

    At December 31, 2013, we had no outstanding credit facilities other than the Senior Secured Debt and the Convertible Notes.

Cash Used for Operating Activities.  Cash used for operating activities totaled $15.8 million for the year ended December 31, 2013, $11.4 million for the year ended December 31, 2012, and $7.5 million for the year ended December 31, 2011.  The cash was primarily used to fund: (i) general and administrative expenses related to our water development efforts; (ii) litigation costs; and (iii) a $3.3 million cash payment in March 2013 related to the lease agreement with the Arizona & California Railroad Company to use a portion of the railroad’s right-of-way to construct and operate a water conveyance pipeline which is reflected in the increase in other assets in the consolidated statement of cash flows.

Cash Used For Investing Activities.  Cash used for investing activities in the year ended December 31, 2013, was $167 thousand, compared with $3.3 million for the year ended December 31, 2012, and $4.1 million for the year ended December 31, 2011.  The 2012 and 2011 periods included additional investments in environmental work related to the Water Project.  .

Cash Provided by Financing Activities.  Cash provided by financing activities totaled $26.1 million for the year ended December 31, 2013, compared with $5.0 million for the year ended December 31, 2012, and $17.1 million for the year ended December 31, 2011.  The 2013 results include $27.4 million of proceeds as part of the issuance of long-term debt, offset by $1.3 million in financing costs related to debt refinancing.  The 2012 results include $5.0 million in proceeds under a working capital facility.  The 2011 results include $2.0 million in proceeds received under a working capital facility, $9.1 million in proceeds from the issuance of shares under a shelf takedown offering, and $6.0 million in proceeds from a private placement.  See “Current Financing Arrangements” above.

(b)           Outlook

    Short-Term Outlook.  The $10 million working capital facility which closed on October 30, 2013, together with our existing cash resources, provide us with sufficient funds to meet our expected working capital needs through the first quarter of 2015.  Should we require additional working capital to fund operations, we expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities.  See “Long-Term Outlook”.  No assurances can be given, however, as to the availability or terms of any new financing.

    Long-Term Outlook. In the longer term, we will need to raise additional capital to finance working capital needs, capital expenditures and any payments due under our Senior Secured Debt or our Convertible Notes at maturity (see “Current Financing Arrangements” above).

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

    The Company tests goodwill for impairment annually as of December 31, or more frequently if events or circumstances indicate carrying values may not be recoverable, using the market method.

    The Company uses a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any) for the Company.  The first step considers whether there are qualitative factors present such that it is more likely than not a goodwill impairment exists.  If based on qualitative factors it is more likely than not a goodwill impairment exists, the Company performs “Step 2” as described below.

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

(d)           New Accounting Pronouncements

    See Note 2 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies”.

(e)           Off Balance Sheet Arrangements

    The Company does not have any off balance sheet arrangements at this time.

(f)           Certain Known Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long term debt obligations	$98,871	$11	$32,078	$66,782	$-

Interest payable	28,793	-	6,125	22,668	-

Operating leases	3,062	486	776	600	1,200

	$130,726	$497	$38,979	$90,050	$1,200

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

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

    As of December 31, 2013, all of our indebtedness bore interest at fixed rates; therefore, we are not exposed to market risk from changes in interest rates on long-term debt obligations.

ITEM 8.  Financial Statements and Supplementary Data

    The information required by this item is submitted in response to Part IV below. See the Index to Consolidated Financial Statements.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable.

ITEM 9A.  Controls and Procedures

Disclosure Controls and Procedures

    We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to our Board of Directors.  Based on their evaluation as of December 31, 2013, our Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the criteria in the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.  The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

ITEM 9B.  Other Information

2014 Annual Meeting – Stockholder Proposals

On March 5, 2014, the Company established a date of June 10, 2014, for its 2014 annual meeting of stockholders.  When setting this date, the Company also voluntarily extended the date by which stockholder proposals to be included in our proxy statement for the 2014 annual meeting must be received from December 31, 2013 (as previously announced by the Company) until March 29, 2014.  Accordingly, stockholder proposals must be received by the Secretary of the corporation at 550 S. Hope Street, Suite 2850, Los Angeles, California 90071 no later than March 29, 2014.  For a proposal to be included, you must comply with the rules of the SEC governing the submission of stockholder proposals.

Under our bylaws, no business may be brought before the 2014 annual meeting unless it is specified in the notice of the meeting, is otherwise properly brought before the meeting by or at the direction of the Board of Directors, or is properly brought before the meeting by a stockholder who has delivered notice to the Secretary of the corporation (containing certain information specified in the bylaws) not less than 90 days prior to the annual meeting. If such a stockholder notice is not timely but is nevertheless presented at the 2014 annual meeting, the proxies solicited for that meeting may confer discretionary voting authority with respect to the business proposed. These requirements are separate from and in addition to the SEC’s requirements that a stockholder must meet in order to have a stockholder proposal included in our proxy statement.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

    The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2013.

ITEM 11.  Executive Compensation

    The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2013.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2013.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

    The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2013.

ITEM 14.  Principal Accounting Fees and Services

    The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2013.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

1.	Financial Statement. See Index to Consolidated Financial Statements.

2.	Financial Statement Schedule. See Index to Consolidated Financial Statements.

3.	Exhibits.

The following exhibits are filed or incorporated by reference as part of this Form 10-K.

3.1	Cadiz Certificate of Incorporation, as amended (1)

3.2	Amendment to Cadiz Certificate of Incorporation dated November 8, 1996(2)

3.3	Amendment to Cadiz Certificate of Incorporation dated September 1, 1998(3)

3.4	Amendment to Cadiz Certificate of Incorporation dated December 15, 2003(4)

3.5	Certificate of Elimination of Series D Preferred Stock, Series E-1 Preferred Stock and Series E-2 Preferred Stock of Cadiz Inc. dated December 15, 2003(4)

3.6	Certificate of Elimination of Series A Junior Participating Preferred Stock of Cadiz Inc., dated March 25, 2004(4)

3.7	Amended and Restated Certificate of Designations of Series F Preferred Stock of Cadiz Inc. (5)

3.8	Cadiz Bylaws, as amended (6)

3.9	Second Amended and Restated Certificate of Designations of Series F Preferred Stock of Cadiz Inc. dated June 30, 2006, as corrected by Certificate of Correction dated March 14, 2007(13)

3.10	Certificate of Elimination of Series F Preferred Stock of Cadiz Inc. (as filed August 3, 2007) (15)

4.1	Form of Subscription Agreement used for issuance of shares and warrants in December 2011(7)

4.2	Form of Warrant Agreement (7)

4.3	Form of Senior Indenture, between Cadiz Inc. and The Bank of New York Mellon Trust Company, N.A.(37)

4.4	Form of Subordinated Indenture, between Cadiz Inc. and The Bank of New York Mellon Trust Company, N.A.(37)

4.5	First Supplemental Indenture, dated as of October 30, 2013 between Cadiz Inc. and the Bank of New York Mellon Trust Company, N.A.(38)

10.1	Limited Liability Company Agreement of Cadiz Real Estate LLC dated December 11, 2003(4)

10.2	Amendment No. 1, dated October 29, 2004, to Limited Liability Company Agreement of Cadiz Real Estate LLC (8)

10.3	Amendment No. 2 dated March 5, 2013, to Limited Liability Company Agreement of Cadiz Real Estate LLC(35)

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

10.25	Option Agreement with California Water Service Company dated December 1, 2011(29)

10.26	Option Agreement with Questar Southern Trails Pipeline Company dated August 12, 2011(30)

10.27	Option Agreement for Purchase of Line No. 1904 Facilities with El Paso Natural Gas Company dated September 8, 2011, as amended by amendment dated February 8, 2012(31)

10.28	Addendum to Employment Agreement between Timothy J. Shaheen and Cadiz Inc. dated February 14, 2012(30)

10.29	Form of Memorandum of Understanding by and among Cadiz Inc., County of San Bernardino and Santa Margarita Water District(31)

10.30	First Amended Agreement to Option Agreement with Questar Southern Trails Pipeline Company dated June 29, 2012(32)

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

10.36
Notice of Termination of Option Agreement between Cadiz Inc. and Questar Southern Trails Pipeline Company, dated August 12, 2011, and as amended June 29, 1012, by Questar Southern Trails Pipeline Company dated October 26, 2012(35)

10.37	Revised Terms of Engagement with Brownstein Hyatt Farber and Schreck dated January 9, 2013(35)

10.38	Letter agreement with Scott Slater dated January 10, 2013(35)

10.39
Amended and Restated Credit Agreement among Cadiz Inc. and Cadiz Real Estate LLC, as Borrowers, the Several Lenders from time to time parties hereto, and LC Capital Master Fund, Ltd., as Administrative Agent, dated as of March 5, 2013(35)

10.40	Indenture among Cadiz Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of March 5, 2013(35)

10.41	Private Placement Purchase Agreement among Cadiz Inc. and Purchasers (as defined therein) dated as of March 4, 2013(35)

10.42	Exchange Agreement among Cadiz Inc. and Holders (as defined therein) dated March 4, 2013(35)

10.43	Placement Agent Agreement with B. Riley & Co. LLC dated March 4, 2013(35)

10.44	Lease Agreement, dated as of July 1, 2013, by and between Cadiz Inc. and Limoneira Company(36)

10.45
Amended and Restated Credit Agreement, dated as of October 30, 2013, by and among Cadiz Inc. and Cadiz Real Estate LLC, as the borrowers, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent(38)

10.46	Stock Issuance Agreement, dated as of October 30, 2013, by and between Cadiz Inc and MSD Credit Opportunity Master Fund, L.P.(38)

10.47	Track Utilization Agreement dated September 16, 2013, between Arizona & California Railroad Company and Cadiz Real Estate LLC(39)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Scott Slater, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Scott Slater, Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________________________________________________________________________

(1)	Previously filed as an Exhibit to our Registration Statement of Form S-1 (Registration No. 33-75642) declared effective May 16, 1994 filed on February 23, 1994
(2)	Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended September 30, 1996 filed on November 14, 1996
(3)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 filed on November 13, 1998
(4)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003 filed on November 2, 2004
(5)	Previously filed as an Exhibit to our Current Report on Form 8-K dated November 30, 2004 filed on December 2, 2004
(6)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed on August 13, 1999
(7)	Previously filed as an Exhibit to our Registration Statement on Form S-3 (Registration No. 333-180403) filed on April 12, 2012
(8)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed on March 31, 2005
(9)	Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended September 30, 2005 filed on November 14, 2005
(10)	Previously filed as an Exhibit to our registration statement on Form S-3 (Registration No. 333-136117) filed on July 28, 2006
(11)	Previously filed as an Exhibit to our Current Report on Form 8-K dated October 4, 2006 and filed October 4, 2006
(12)	Previously filed as Appendix B to our definitive proxy dated October 10, 2006 and filed October 10, 2006
(13)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 16, 2007
(14)	Previously filed as Appendix A to our definitive proxy dated April 27, 2007 and filed April 27, 2007
(15)	Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 6, 2007
(16)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 14, 2008
(17)	Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended September 30, 2008 on November 10, 2008
(18)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on August 10, 2009
(19)	Previously filed as an Exhibit to the Post-Effective Amendment No. 1 to our Registration Statement on Form S-3 (Registration No. 333-136117) filed on August 3, 2009
(20)	Previously filed as Appendix A to our definitive proxy dated November 3, 2009, and filed on November 5, 2009
(21)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 15, 2010
(22)	Previously filed as an Exhibit to our Current Report on Form 8-K dated June 23, 2010 and filed on June 24, 2010

(23)	Previously filed as an Exhibit to our Current Report on Form 8-K dated June 25, 2010 and filed on June 30, 2010
(24)	Previously filed as an Exhibit to our Current Report on Form 8-K dated October 4, 2010 and filed on October 7, 2010
(25)	Previously filed as an Exhibit to our Current Report on Form 8-K dated October 19, 2010 and filed on October 20, 2010
(26)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 16, 2011
(27)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 9, 2011
(28)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 8, 2011
(29)	Previously filed as an Exhibit to our Current Report on Form 8-K dated December 1, 2011, and filed on December 7, 2011
(30)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on March 15, 2012
(31)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 9, 2012
(32)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012
(33)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 8, 2012
(34)	Previously filed as an Exhibit to our Current Report on Form 8-K dated December 7, 2012, and filed on December 12, 2012
(35)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 15, 2013
(36)	Previously filed as an Exhibit to our Current Report on Form 8-K dated July 1, 2013 and filed on July 2, 2013
(37)	Previously filed as an Exhibit to our registration statement on Form S-3 (Registration No. 333-190288) filed on July 31, 2013
(38)	Previously filed as an Exhibit to our Current Report on Form 8-K dated October 30, 2013 and filed on October 31, 2013
(39)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 8, 2013

CADIZ INC. CONSOLIDATED FINANCIAL STATEMENTS

(Schedules other than those listed above have been omitted since they are either not required, inapplicable, or the required information is included on the financial statements or notes thereto.)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cadiz Inc.:

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cadiz Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 10, 2014

Cadiz Inc. Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
(In thousands, except per share data)	2013	2012	2011

Total revenues	$301	$362	$1,019

Costs and expenses:
Cost of sales (exclusive of depreciation shown below)	555	521	1,441
General and administrative	13,464	12,559	10,447
Depreciation	254	350	365

Total costs and expenses	14,273	13,430	12,253

Operating loss	(13,972)	(13,068)	(11,234)

Interest expense, net	(7,644)	(6,817)	(5,704)
Loss on extinguishment of debt and debt refinancing	(1,055)	-	-
Other income, net	-	-	108

Loss before income taxes	(22,671)	(19,885)	(16,830)

Income tax (benefit) expense	6	(311)	7

Net loss and comprehensive loss	$(22,677)	$(19,574)	$(16,837)

Basic and diluted net loss per share	$(1.46)	$(1.27)	$(1.20)

Weighted-average shares outstanding	15,570	15,438	14,082

See accompanying notes to the consolidated financial statements.

Cadiz Inc. Consolidated Balance Sheets

	December 31,
($ in thousands)	2013	2012

ASSETS

Current assets:
Cash and cash equivalents	$11,887	$1,685
Accounts receivable	291	260
Prepaid expenses and other	350	404
Total current assets	12,528	2,349

Property, plant, equipment and water programs, net	43,820	44,074
Goodwill	3,813	3,813
Debt issuance costs	1,068	81
Other assets	2,945	201

Total assets	$64,174	$50,518

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$833	$957
Accrued liabilities	1,738	1,395
Current portion of long term debt	11	11

Total current liabilities	2,582	2,363

Long-term debt	96,417	63,250
Deferred revenue	750	750
Other long-term liabilities	923	923

Total liabilities	100,672	67,286

Commitments and contingencies (Note 12)

Stockholders' deficit:
Common stock - $0.01 par value; 70,000,000 shares authorized; shares issued and outstanding: 16,152,756 at December 31, 2013, and 15,438,961 at December 31, 2012	161	154

Additional paid-in capital	303,979	301,039
Accumulated deficit	(340,638)	(317,961)
Total stockholders' deficit	(36,498)	(16,768)

Total liabilities and stockholders' deficit	$64,174	$50,518

See accompanying notes to the consolidated financial statements.

Cadiz Inc. Consolidated Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2013	2012	2011

Cash flows from operating activities:
Net loss	$(22,677)	$(19,574)	$(16,837)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	254	350	365
Amortization of deferred loan costs	223	108	72
Amortization of debt discount	1,352	3,123	2,372
Interest expense added to loan principal	6,069	3,589	3,261
Loss on early extinguishment of debt and debt refinancing	835	-	-
Unrealized gain on derivative liability	-	-	(108)
Compensation charge for stock awards and share options	516	383	2,376
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(31)	(121)	138
Decrease (increase) in prepaid expenses and other	54	200	(305)
(Increase) decrease in other assets	(2,744)	(109)	63
Increase in accounts payable	43	128	304
Increase in accrued liabilities	339	273	285
Increase in deferred revenue	-	250	500

Net cash used for operating activities	(15,767)	(11,400)	(7,514)

Cash flows from investing activities:
Additions to property, plant and equipment	(167)	(3,226)	(4,140)
Increase in other assets (restricted cash)	-	(63)	-

Net cash used for investing activities	(167)	(3,289)	(4,140)

Cash flows from financing activities:
Net proceeds from issuance of common stock	-	-	15,129
Net proceeds from issuance of long-term debt	27,390	5,014	2,000
Debt issuance costs	(1,243)	-	-
Principal payments on long-term debt	(11)	(10)	(16)

Net cash provided by financing activities	26,136	5,004	17,113

Net increase (decrease) in cash and cash equivalents	10,202	(9,685)	5,459

Cash and cash equivalents, beginning of period	1,685	11,370	5,911

Cash and cash equivalents, end of period	$11,887	$1,685	$11,370

See accompanying notes to the consolidated financial statements.

Cadiz Inc. Consolidated Statements of Stockholders' (Deficit) Equity

			Additional		Total
	Common Stock		Paid-in		Stockholders'
	Shares	Amount	Capital	Deficit	(Deficit) Equity

Balance as of December 31, 2010	13,677,772	$137	$282,359	$(281,550)	$946

Issuance of shares pursuant to stock awards	151,466	1	-	-	1
Issuance of shares pursuant to Private Placement and Shelf Takedown	1,600,303	16	15,113	-	15,129
Convertible term loan conversion option	-	-	343	-	343
Stock compensation expense	-	-	2,348	-	2,348
Net loss	-	-	-	(16,837)	(16,837)
Balance as of December 31, 2011	15,429,541	154	300,163	(298,387)	1,930

Issuance of shares pursuant to stock awards	9,420	-	-	-	-
Stock compensation expense	-	-	343	-	343
Issuance of stock warrants	-	-	533	-	533
Net Loss	-	-	-	(19,574)	(19,574)
Balance as of December 31, 2012	15,438,961	154	301,039	(317,961)	(16,768)

Issuance of shares pursuant to stock awards	13,795	-	-	-	-
Issuance of stock to lenders	700,000	7	2,428	-	2,435
Stock compensation expense	-	-	512	-	512
Net Loss	-	-	-	(22,677)	(22,677)
Balance as of December 31, 2013	16,152,756	$161	$303,979	$(340,638)	$(36,498)

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

    The Company also continues to explore additional uses of its land and water resource assets, including additional agricultural opportunities, the development of a land conservation bank on its properties outside the Water Project area and other long-term legacy uses of the Company’s properties such as habitat conservation and cultural uses.

    In addition to these development efforts, Cadiz will also pursue strategic investments in complementary business or infrastructure to meet its objectives.  The Company cannot predict with certainty when or if these objectives will be realized.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The Consolidated Financial Statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $22.7 million, $19.6 million and $16.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.  The Company had working capital of $10.0 million at December 31, 2013, and used cash in operations of $15.8 million for the year ended December 31, 2013.  Currently, the Company’s sole focus is the development of its land and water assets.

    Cash requirements during the twelve months ended December 31, 2013, primarily reflect:  (i) certain administrative costs related to the Company’s water development efforts; (ii) litigation costs; and (iii) a $3.3 million cash payment in March 2013 related to the lease agreement with the Arizona & California Railroad Company to use a portion of the railroad’s right-of-way to construct and operate a water conveyance pipeline.

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

    On March 5, 2013, the Company completed arrangements with its senior lenders to refinance its then existing $66 million Term Loan.  Under the new terms of the new arrangements, the existing lenders held $30 million of non-convertible secured debt at the time of the transaction, with the balance of the Company’s outstanding debt of approximately $36 million held in a convertible note instrument.  Further, the Company increased the capacity of the convertible note instrument with an additional $17.5 million to be used for working capital purposes.  In July 2013, the majority of the $30 million of non-convertible secured debt was acquired in a private transaction by MSD Credit Opportunity Master Fund, L.P. (“MSD Credit”).  In October 2013, the Company completed arrangements with MSD Credit to increase the secured debt facility by $10 million to fund additional working capital (“New Term Loan”).  See Note 6, “Long-Term Debt”.

    In July 31, 2013, the Company filed a new shelf registration statement on Form S-3 registering the issuance of up to $40 million in shares of the Company’s common stock, preferred stock, warrants, subscription rights, units and certain debt instruments in one or more public offerings.

    The $10 million in additional working capital raised in October 2013, as discussed above, together with the Company’s existing cash resources, provides the Company with sufficient funds to meet its expected working capital needs through the first quarter of 2015.  Based upon the Company’s current and anticipated usage of cash resources, and depending on its progress toward implementation of the Cadiz Valley Water Conservation, Recovery and Storage Project (“Water Project” or “Project”), it may require additional working capital during 2015.  The Company will evaluate the amount of cash needed, and the manner in which such cash will be raised, on an ongoing basis.  The Company may meet any future cash requirements through a variety of means, including equity or debt placements, or through the sale or other disposition of assets.  Equity placements would be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon the Company’s existing stockholders.  Limitations on the Company’s liquidity and ability to raise capital may adversely affect it.  Sufficient liquidity is critical to meet its resource development activities.  Although the Company currently expects its sources of capital to be sufficient to meet its near-term liquidity needs, there can be no assurance that its liquidity requirements will continue to be satisfied.  If the Company cannot raise needed funds, it might be forced to make substantial reductions in its operating expenses, which could adversely affect its ability to implement its current business plan and ultimately its viability as a company.

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

Stock-Based Compensation

    General and administrative expenses include $0.5 million, $0.4 million and $2.4 million of stock-based compensation expenses in the years ended December 31, 2013, 2012 and 2011, respectively.

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

Net Loss Per Common Share

    Basic earnings per share (“EPS”) is computed by dividing the net loss by the weighted-average common shares outstanding.  Options, deferred stock units, warrants, and the zero coupon term loan convertible into or exercisable for certain shares of the Company’s common stock were not considered in the computation of diluted EPS because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 7,012,000 shares, 2,996,000 shares and 2,655,000 shares for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Amounts
(in thousands)

Balance at December 31, 2011	$3,813
Adjustments	-

Balance at December 31, 2012	3,813
Adjustments	-

Balance at December 31, 2013	$3,813

    Deferred loan costs represent costs incurred to obtain debt financing.  Such costs are amortized over the life of the related loan on a straight line basis which approximates the effective interest method.  At December 31, 2013, the deferred loan fees relate to the corporate term loan, as described in Note 6, “Long-Term Debt”.

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

    The Company tests goodwill for impairment annually as of December 31, or more frequently if events or circumstances indicate carrying values may not be recoverable, using the market method.

    The Company uses a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any) for the Company.  The first step considers whether there are qualitative factors present such that it is more likely than not a goodwill impairment exists.  If based on qualitative factors it is more likely than not a goodwill impairment exists, the Company performs “Step 2” as described below.

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

Supplemental Cash Flow Information

    No cash payments, including interest, are due on the corporate secured debt or convertible notes prior to their maturities.

    In connection with the October 2013 additional debt facility, the Company issued 700,000 shares to its senior lender subject to certain restrictions on resale.  The fair value of the shares of common stock issued totaled approximately $2.4 million, which was recorded as additional debt discount with a corresponding amount recorded as additional paid-in capital.  Such debt discount is accreted to the redemption value of the instrument over the remaining term of the loan as additional interest expense.

    As of December 31, 2013, the Company had $923,000 in non-cash additions to fixed assets recorded, which were accrued at year end, for the costs directly attributable to the development of the Water Project.  Non-cash additions to fixed assets recorded as of the years ended December 31, 2012 and 2011 were $1,090,000 and $1,826,000 respectively.

    Cash payments for income taxes were $5,700, $10,000 and $6,500 in the years ended December 31, 2013, 2012, and 2011, respectively.

Recent Accounting Pronouncements

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

NOTE 3 – PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

    Property, plant, equipment and water programs consist of the following (dollars in thousands):

	December 31,
	2013	2012

Land and land improvements	$24,191	$24,191
Water programs	21,324	21,324
Buildings	1,187	1,187
Leasehold improvements	570	570
Furniture and fixtures	458	458
Machinery and equipment	1,129	1,122
Construction in progress	97	103
	48,956	48,955
Less accumulated depreciation	(5,136)	(4,881)

	$43,820	$44,074

NOTE 4 – OTHER ASSETS

    Other assets consist of the following (dollars in thousands):

	December 31,
	2013	2012

Prepaid rent	$2,812	$68
Security deposits	133	133
	$2,945	$201

    Prepaid fees consist of rental fees incurred to obtain the right-of-way for the Water Project.  Amortization of prepaid fees was approximately $373,000, $1,088,000 and $136,000 in 2013, 2012 and 2011, respectively.

NOTE 5 – ACCRUED LIABILITIES

    At December 31, 2013 and 2012, accrued liabilities consist of the following (dollars in thousands):

	December 31,
	2013	2012

Payroll, bonus, and benefits	$141	$160
Legal and consulting	1,300	884
Stock-based compensation	71	67
Other accrued expenses	226	284
	$1,738	$1,395

NOTE 6 – LONG-TERM DEBT

    At December 31, 2013 and 2012, the carrying amount of the Company’s outstanding debt is summarized as follows (dollars in thousands):

	December 31,
	2013	2012

Zero coupon secured convertible term loan	$-	$65,262
Senior secured debt due March 5, 2016 Interest accrues at 8% per annum	32,055	-
Senior secured debt due June 30, 2017 Interest accrues at 8% per annum	10,138
Convertible note instrument due March 5, 2018 Interest accrues at 7% per annum	56,638	-
Other loans	39	50
Debt discount, net of accumulated accretion	(2,442)	(2,051)
	96,428	63,261

Less current portion	11	11

	$96,417	$63,250

    The carrying value of the Company’s debt, before discount, approximates fair value.  The fair value of the Company’s debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders.

    Pursuant to the Company’s loan agreements, annual maturities of long-term debt outstanding on December 31, 2013, are as follows:

Year Ending December 31	($ in thousands)

2014	$11
2015	11
2016	32,066
2017	10,144
2018	56,638
$98,870

    In June 2006, the Company raised $36.4 million through the private placement of a five-year zero coupon convertible term loan with Peloton, as administrative agent, and an affiliate of Peloton and another investor, as lenders (the “Term Loan”).  In April 2008, the Company was advised that Peloton’s interest in the Term Loan had been assigned to an affiliate of Lampe Conway and Company LLC, and Lampe Conway subsequently replaced Peloton as administrative agent of the loan.  In June 2009, the Company completed arrangements to amend the Term Loan and extend its maturity to June 2013.  This facility was further modified as to certain of its conversion features in October 2010, in connection with a new $10 million working capital facility with the existing lenders.  In October 2012, the Company increased the capacity of its existing Term Loan facility with an additional $5 million facility.  As a result of this transaction, the Company issued warrants to lenders to purchase shares of common stock.  The value of the warrants totaled approximately $533 thousand and was recorded as additional debt discount with a corresponding amount recorded as additional paid-in capital.

    On March 5, 2013, the Company completed arrangements with its senior lenders to refinance the Company’s existing $66 million corporate term debt.  The new arrangements established two separate debt instruments, a $30 million senior secured mortgage loan due in three years, and a new $53.5 million in new convertible notes due in five years, with no principal or interest payments due on either instrument until maturity.  The new debt instruments replaced all existing term debt as of March 5, 2013, and provided $17.5 million in new working capital to fund the Company’s current operations, including pre-construction activities related to the Project.

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

•
A $53.5 million in convertible notes (the “Convertible Notes”).  The Convertible Notes provide for convertibility into the Company’s common stock at a price of $8.05 per share.  Interest accrues at 7% per annum, with no principal or interest payments required before maturity on March 5, 2018.  This instrument has a junior position to the Senior Secured Debt.

•	$17.5 million in new working capital provided as part of the Convertible Notes issuance to fund Company operations.

    The March 2013 credit facility does not constitute a troubled debt restructuring and was accounted for as a debt extinguishment under ASC 470-50.  The fair value of the new credit facility was recorded at face value.  The Company recorded a loss on extinguishment of debt in the amount of $1.06 million which consisted of the write-off of unamortized debt discount, unamortized debt issuance costs and fees paid to the lenders.

    The Company incurred $1.2 million of legal expenses and placement agent fees related to the negotiation and documentation of the refinancing which was capitalized and is being amortized over the life of the Convertible Notes.

    In July 2013, the majority interest of the Senior Secured Debt was acquired in a private transaction by MSD Credit Opportunity Master Fund, L.P. (“MSD Credit”).

    On October 30, 2013, the Company entered into an agreement (“Credit Agreement”) with its new majority senior lender, MSD Credit Opportunity Master Fund, L.P. (“MSD Credit”), to increase its existing $30 million senior secured mortgage loan by $10 million to fund additional working capital.  MSD Credit previously acquired the majority interest of the $30 million portion of the debt in a private transaction.  The new $10 million tranche accrues interest at 8% and requires no principal or interest payments prior to maturity on June 30, 2017.  The new $10 million and the original $30 million are both secured by the underlying assets of the Company, including all landholdings and infrastructure.  The Credit Agreement also now provides that in the case of certain asset sales unrelated to the Water Project, the Company would retain for working capital purposes up to 50% of the first $10 million of sales, with the remainder requiring mandatory prepayment of the Senior Secured Debt.  In addition, as part of this transaction, the Company issued 700,000 shares of Cadiz Inc. common stock to MSD Credit subject to certain restrictions on resale.  The fair value of the shares of common stock issued totaled approximately $2.4 million, which was recorded as additional debt discount with a corresponding amount recorded as additional paid-in capital.  Such debt discount is accreted to the redemption value of the instrument over the remaining term of the loan as additional interest expense.  In addition, the Company incurred $110,000 of lender fees which was recorded as additional debt discount and is being amortized over the remaining term of the loan.

    Both the Senior Secured Debt and the Convertible Notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company’s ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on the Company’s ability to issue additional common stock to fund future working capital needs.  The debt covenants were negotiated by the parties with a view towards the Company’s operating and financial condition as it existed at the time the agreements were executed.  At December 31, 2013, the Company was in compliance with its debt covenants.

NOTE 7 – INCOME TAXES

    Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available carryforwards.  Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows (dollars in thousands):

	December 31,
	2013	2012

Deferred tax assets:
Net operating losses	$56,294	$50,502
Fixed asset basis difference	6,559	7,141
Contributions carryover	2	2
Deferred compensation	2,354	2,367
Accrued liabilities	63	29

Total deferred tax assets	65,272	60,041

Valuation allowance for deferred tax assets	(65,272)	(60,041)

Net deferred tax asset	$-	$-

    The valuation allowance increased $5,231,000 and $5,253,000 in 2013 and 2012, respectively.  The change in deferred tax assets resulted from current year net operating losses, expiration of prior year loss carryovers, and changes to future tax deductions resulting from terms of stock compensation plans.

    As of December 31, 2013, the Company had net operating loss (“NOL”) carryforwards of approximately $204.5 million for federal income tax purposes and $111.2 million for California income tax purposes.  Such carryforwards expire in varying amounts through the year 2033.  Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

    As of December 31, 2013, the Company possessed unrecognized tax benefits totaling approximately $2.8 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.

    As of December 31, 2011, the Company had accrued a total of $321,000 for state taxes, interest and penalties related to income tax positions in prior returns.  As a result of the expiration of statutes of limitation during the year ended December 31, 2012, the Company recognized a state tax benefit of $321,000.

    The Company's tax years 2010 through 2013 remain subject to examination by the Internal Revenue Service, and tax years 2009 through 2013 remain subject to examination by California tax jurisdictions.  In addition, the Company's loss carryforward amounts are generally subject to examination and adjustment for a period of three years for federal tax purposes and four years for California purposes, beginning when such carryovers are utilized to reduce taxes in a future tax year.

    A reconciliation of the income tax benefit to the statutory federal income tax rate is as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011

Expected federal income tax benefit at 34%	$(7,698)	$(6,614)	$(5,720)
Loss with no tax benefit provided	7,108	5,535	4,880
State income tax	6	10	7
State tax benefit	-	(321)	-
Stock Options	-	-	(6)
Non-deductible expenses and other	590	1,079	846

Income tax (benefit) expense	$6	$(311)	$7

    Because it is more likely than not that the Company will not realize its deferred tax assets, it has recorded a full valuation allowance against these assets.  Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.

NOTE 8 – EMPLOYEE BENEFIT PLANS

    The Company has a 401(k) Plan for its salaried employees.  The Company matches 100% of the first three percent of annual base salary and 50% of the next two percent of annual base salary contributed by an employee to the plan.  The Company contributed approximately $54,000, $62,000 and $55,000 to the plans in 2013, 2012 and 2011, respectively.

NOTE 9 – COMMON STOCK

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

    As discussed in Note 6, “Long-Term Debt”, principal and accrued interest on the Convertible Notes is convertible into common shares of the Company at the Lender’s option.  The terms of the loan include optional prepayment provisions that could result in an early conversion of the loan under certain circumstances.

NOTE 10 – STOCK-BASED COMPENSATION PLANS AND WARRANTS

    The Company has issued options and has granted stock awards pursuant to its 2003 Management Equity Incentive Plan, 2007 Management Equity Incentive Plan, and 2009 Equity Incentive Plan.  The Company also has granted stock awards pursuant to its 2009 Equity Incentive Plan and Outside Director Compensation Plan, as described below.

2003 Management Equity Incentive Plan

    In December 2003, concurrently with the completion of the Company’s then current financing arrangements with ING, the Company’s board of directors authorized the adoption of a Management Equity Incentive Plan.  As of December 31, 2013, a total of 315,000 common stock options remain outstanding under this plan.

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

2007 Management Equity Incentive Plan

    The 2007 Management Equity Incentive Plan was approved by stockholders at the 2007 Annual Meeting.  In November 2013, unexercised options to purchase 10,000 shares were forfeited and became available for future awards under the terms of the 2007 Management Equity Incentive Plan.  As of December 31, 2013, no common stock options remain outstanding under this plan.

2009 Equity Incentive Plan

    The 2009 Equity Incentive Plan was approved by stockholders at the 2009 Annual Meeting.  The plan provides for the grant and issuance of up to 850,000 shares and options to the Company’s employees and consultants.  The plan became effective when the Company filed a registration statement on Form S-8 on December 18, 2009.  All options issued under the 2009 Equity Incentive Plan have a ten-year term with vesting periods ranging from issuance date to 24 months.  Under the plan, a total of 537,500 common stock purchase options have been issued.  In November 2013, unexercised options to purchase 10,000 shares were forfeited and became available for future awards under the terms of the 2009 Management Equity Incentive Plan.  As of December 31, 2013, 527,500 common stock options remain outstanding under this plan.

    All options that have been issued under the above plans have been issued to officers, employees and consultants of the Company.  In total, options to purchase 842,500 shares were unexercised and outstanding on December 31, 2013, under the three equity incentive plans.

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

    The Company recognized stock option related compensation costs of $43,000, $284,000, and $1,245,000 in the years ended December 31, 2013, 2012, and 2011, respectively, relating to these options.  No stock options were exercised during 2013.

    A summary of option activity under the plans as of December 31, 2013, and changes during the year ended are presented below:

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000’s)

Outstanding January 1, 2013	862,500	$11.92	5.5	$7,499
Granted	-	$-	-	-
Exercised	-	$-	-	-
Forfeited or expired	(20,000)	$15.25	4.2	175
Outstanding at December 31, 2013	842,500	$11.84	4.5	7,316
Exercisable at December 31, 2013	842,500	$11.84	4.3	$7,316

    The weighted-average grant-date fair value of options granted during the years ended December 31, 2011 was $7.28 per share.  No options were granted in 2013 and 2012.  The following table summarizes stock option activity for the periods noted:

			Weighted-
			Average
	Amount		Exercise Price

Outstanding at January 1, 2011	727,500		$11.86
Granted	135,000		$12.23
Expired or canceled	-		$-
Exercised	-		$-

Outstanding at December 31, 2011	862,500		$11.92
Granted	-		$-
Expired or canceled	-		$-
Exercised	-		-

Outstanding at December 31, 2012	862,500		$11.92
Granted	-		$-
Expired or canceled	20,000		15.25
Exercised	-		-

Outstanding at December 31, 2013	842,500	(a)	$11.84

Options exercisable at December 31, 2012	842,500		$11.84

Weighted-average years of remaining contractual life of options outstanding at December 31, 2013	4.5
(a) Exercise prices vary from $9.88 to $13.95, and expiration dates vary from May 2015 to December 2021.

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

    Of the total 850,000 shares reserved under the 2009 Equity Incentive Plan, 115,000 restricted shares of common stock were granted on January 14, 2010, and 140,000 restricted shares of common stock were granted on January 10, 2011, consistent with the terms of the agreements pursuant to which those executives provide services to the Company and which contemplate that such executives will participate in the Company’s long-term incentive plans.  The recipients of these restricted shares have a contractual agreement not to sell any of these shares for a period of three years following the effective date.  Of the remaining 595,000 shares reserved under the 2009 Equity Incentive Plan, 42,265 shares of common stock were awarded to directors, 527,500 were issued as options as described above and 25,235 are available for future distribution.

    Under the Outside Director Compensation Plan, 92,265 shares have been awarded for the plan years ended June 30, 2006, through June 30, 2013.  Of the 92,782 shares awarded, 19,483 shares were awarded for service during the plan year ended June 30, 2013, became effective on that date and vested on January 31, 2014.

    The accompanying consolidated statements include approximately $100,000, $99,000 and $1,130,000 of stock-based compensation expense related to stock awards in the years ended December 31, 2013, 2012 and 2011, respectively.

    A summary of stock awards activity under the plans during the years ended December 31, 2013 and 2012 is presented below:

		Weighted-
		Average
		Grant-date
	Shares	Fair Value
		($000’s)

Nonvested at December 31, 2011	9,420	$102
Granted	13,795	99
Forfeited or canceled	-	-
Vested	(9,420)	(102)

Nonvested at December 31, 2012	13,795	99
Granted	19,483	90
Forfeited or canceled	-	-
Vested	(13,795)	(99)

Nonvested at December 31, 2013	19,483	$90

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

    As of December 31, 2013, 472,222 warrants remain outstanding.

NOTE 11 – SEGMENT INFORMATION

    The primary business of the Company is to acquire and develop land and water resources.  As a result, the Company’s financial results are reported in a single segment.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

    The Company leases equipment and office facilities under operating leases that expire through January 2016.  Aggregate rental expense under all operating leases was approximately $219,000, $343,000 and $338,000 in the years ended December 31, 2013, 2012 and 2011, respectively.  At December 31, 2013, the future minimum rental commitments under existing non-cancelable operating leases are as follows:

Year Ending December 31	($ in thousands)

2014	$186
2015	176
$362

    In the normal course of its agricultural operations, the Company handles, stores, transports and dispenses products identified as hazardous materials.  Regulatory agencies periodically conduct inspections and, currently, there are no pending claims with respect to hazardous materials.

    The Company entered into a Services and Exclusivity Agreement with Layne Christensen Company (“Layne”) on November 2, 2009.  The agreement provides that the Company will contract exclusively with Layne for certain water related services, including drilling of boreholes, drilling of monitoring wells, completion of test wells, completion of production wells, and completion of aquifer, storage and recovery wells.  In exchange for the Services and Exclusivity Agreement, Layne has agreed to forego $923,000 for work performed.  This amount continues to be recorded as an other long-term liability as of December 31, 2013, and will be credited toward future work performed during the construction phase of the Water Project.

    Pursuant to cost sharing agreements that have been entered into by participants in the Company’s Water Project, $750,000 in funds have offset costs incurred in the environmental analysis of the Water Project.  These funds may either be reimbursed or credited to participants participation in the Water Project and, accordingly, are fully reflected as deferred revenue as of December 31, 2013.

    In California, third parties have the ability to file litigation challenging the approval of a water project.  As a result, the Company is and expects to continue to be party to various legal proceedings arising in the general course of its business, including, in particular, the development of the Water Project.

    The Company is currently named as a real party in interest in six (6) lawsuits related to the Water Project approvals granted last year by the Santa Margarita Water District and County of San Bernardino in accordance with the California Environmental Quality Act (“CEQA”).  The six lawsuits have been brought by two plaintiffs and have been coordinated in Orange County Superior Court.  The cases seek various forms of relief, but are primarily focused on causing a reconsideration of the environmental documents and limitation of the Project approvals.  Administrative trial for the six cases began in December 2013 and was carried over until later January 2014.  Final arguments in the cases concluded on February 5, 2014.  Rulings on all six cases are expected in the second quarter of 2014.  The Company cannot predict the outcome of any of the proceedings.  Three (3) additional cases filed last year have been dismissed and are no longer pending, including one case dismissed in October 2013.

    There are no other material legal proceedings pending to which the Company is a party or of which any of the Company’s property is the subject.

NOTE 13 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands, except per share data)
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013

Revenues	$4	$4	$182	$111
Gross profit (loss)	4	4	(110)	(152)
Operating loss	(3,944)	(2,871)	(3,107)	(4,050)
Net loss	(7,439)	(4,461)	(4,797)	(5,980)
Basic and diluted net loss per common share	$(0.48)	$(0.29)	$(0.31)	$(0.38)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012

Revenues	$31	$6	$287	$381
Gross profit (loss)	31	4	(6)	(188)
Operating loss	(2,885)	(2,986)	(3,068)	(4,129)
Net loss	(4,448)	(4,584)	(4,736)	(5,806)
Basic and diluted net loss per common share	$(0.29)	$(0.30)	$(0.31)	$(0.38)

NOTE 14 – FAIR VALUE MEASUREMENTS

    At December 31, 2013, the Company did not have any investments.  The following table presents information about the Company’s assets that are measured at fair value as of December 31, 2012, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Investments at Fair Value as of December 31, 2012
($ in thousands)	Level 1	Level 2	Level 3	Total

Certificates of Deposit	$250	$-	$-	$250

Total investments at fair value	$250	$-	$-	$250

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

Cadiz Inc. Schedule 1 - Valuation and Qualifying Accounts

For the years ended December 31, 2013, 2012 and 2011 ($ in thousands)

	Balance at	Additions Charged to			Balance
Year ended	Beginning	Costs and	Other		at End
December 31, 2013	of Period	Expenses	Accounts	Deductions	of Period

Deferred tax asset valuation allowance	$60,041	$5,231	$-	$-	$65,272

Year ended
December 31, 2012

Deferred tax asset valuation allowance	$54,788	$5,253	$-	$-	$60,041

Year ended
December 31, 2011

Deferred tax asset valuation allowance	$50,312	$4,476	$-	$-	$54,788

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CADIZ INC.

By:	/s/ Scott Slater
Scott Slater,
Chief Executive Officer

Date:	March 10, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name and Position	Date

/s/ Keith Brackpool	March 10, 2014
Keith Brackpool, Chairman

/s/ Scott Slater	March 10, 2014
Scott Slater, Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Timothy J. Shaheen	March 10, 2014
Timothy J. Shaheen, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

/s/ Geoffrey Grant	March 10, 2014
Geoffrey Grant, Director

/s/ Winston H. Hickox	March 10, 2014
Winston H. Hickox, Director

/s/ Murray H. Hutchison	March 10, 2014
Murray H. Hutchison, Director

/s/ Raymond J. Pacini	March 10, 2014
Raymond J. Pacini, Director

/s/ Stephen E. Courter	March 10, 2014
Stephen E. Courter, Director

/s/ Bryant Riley	March 10, 2014
Bryant Riley, Director