Form 10-Q
period 2014-03-31
CADIZ INC
filed 2014-05-08
CIK 727273

United States
Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☑  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2014
OR
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
Yes        No   √

As of May 5, 2014, the Registrant had 16,172,239 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.

Index

Cadiz Inc.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Three Months
	Ended March 31,
($ in thousands except per share data)	2014	2013

Revenues	$4	$4

Costs and expenses:
Cost of sales	-	-
General and administrative	2,588	3,884
Depreciation	64	64

Total costs and expenses	2,652	3,948

Operating loss	(2,648)	(3,944)

Interest expense, net	(2,045)	(2,437)
Loss on extinguishment of debt and debt refinancing	-	(1,055)

Loss before income taxes	(4,693)	(7,436)
Income tax provision	1	3

Net loss and comprehensive loss applicable to common stock	$(4,694)	$(7,439)

Basic and diluted net loss per common share	$(0.29)	$(0.48)

Basic and diluted weighted average shares outstanding	16,166	15,448

See accompanying notes to the consolidated financial statements.

back to index

Cadiz Inc.

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
($ in thousands except share data)	2014	2013

ASSETS

Current assets:
Cash and cash equivalents	$7,450	$11,887
Accounts receivable	301	291
Inventories	111	-
Prepaid expenses and other	537	350

Total current assets	8,399	12,528

Property, plant, equipment and water programs, net	43,756	43,820
Goodwill	3,813	3,813
Debt issuance costs	1,013	1,068
Other assets	3,216	2,945

Total assets	$60,197	$64,174

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$87	$833
Accrued liabilities	1,184	1,738
Current portion of long-term debt	11	11

Total current liabilities	1,282	2,582

Long-term debt, net	98,404	96,417
Deferred revenue	750	750
Other long-term liabilities	923	923

Total liabilities	101,359	100,672

Stockholders’ deficit:
Common stock - $.01 par value; 70,000,000 shares
authorized; shares issued and outstanding – 16,172,239 at
March 31, 2014 and 16,152,756 at December 31, 2013	161	161
Additional paid-in capital	304,009	303,979
Accumulated deficit	(345,332)	(340,638)
Total stockholders’ deficit	(41,162)	(36,498)

Total liabilities and stockholders’ deficit	$60,197	$64,174

See accompanying notes to the consolidated financial statements.

back to index

Cadiz Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months
	Ended March 31,
($ in thousands)	2014	2013

Cash flows from operating activities:
Net loss
Adjustments to reconcile net loss to	$(4,694)	(7,439)
net cash used for operating activities:
Depreciation	64	64
Amortization of debt discount and issuance costs	207	1,311
Interest expense added to loan principal	1,838	1,126
Loss on early extinguishment of debt and debt refinancing	-	835
Compensation charge for stock and share option awards	30	439
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(10)	216
Increase in prepaid expenses and other	(298)	(413)
Increase in other assets	(271)	(2,951)
Decrease in accounts payable	(746)	(282)
(Decrease) increase in accrued liabilities	(554)	372

Net cash used for operating activities	(4,434)	(6,722)

Cash flows from investing activities:
Additions to property, plant and equipment	-	(167)

Net cash used for investing activities	-	(167)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	-	17,500
Debt issuance costs	-	(1,243)
Principal payments on long-term debt	(3)	(2)

Net cash (used for) provided by financing activities	(3)	16,255

Net (decrease) increase in cash and cash equivalents	(4,437)	9,366

Cash and cash equivalents, beginning of period	11,887	1,685

Cash and cash equivalents, end of period	$7,450	$11,051

See accompanying notes to the consolidated financial statements.

back to index

Cadiz Inc.

Consolidated Statement of Stockholders' Deficit (Unaudited)

($ in thousands except share data)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2013	16,152,756	$161	$303,979	$(340,638)	$(36,498)

Stock-based compensation expense	19,483	-	30	-	30

Net loss and comprehensive loss	-	-	-	(4,694)	(4,694)

Balance as of March 31, 2014	16,172,239	$161	$304,009	$(345,332)	$(41,162)

See accompanying notes to the consolidated financial statements.

back to index

Cadiz Inc.

Notes to the Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The Consolidated Financial Statements have been prepared by Cadiz Inc., also referred to as “Cadiz” or “the Company”, without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2013.

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

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates and such differences may be material to the financial statements. The results of operations for the three months ended March 31, 2014, are not necessarily indicative of results for the entire fiscal year ending December 31, 2014.

Liquidity

    The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $4.7 million for the three months ended March 31, 2014, and $7.4 million for the three months ended March 31, 2013.  The Company had working capital of $7.1 million at March 31, 2014, and used cash in operations of $4.4 million for the three months ended March 31, 2014, and $6.7 million for the three months ended March 31, 2013.  The first quarter cash requirements are typically seasonally higher than those required for the remaining quarters due to cultural costs incurred in the agricultural operations and the timing of certain administrative costs.

    Cash requirements during the three months ended March 31, 2014, primarily reflect certain administrative and litigation costs related to the Company’s water development efforts.  Currently, the Company’s sole focus is the development of its land and water assets.

    In March 2013, the Company completed arrangements with its senior lenders to refinance its then existing $66 million zero coupon convertible term loan (“Term Loan”).  Under the terms of the new arrangements, the existing lenders held $30 million of non-convertible secured debt at the time of the transaction, with the balance of the Company’s outstanding debt of approximately $36 million held in a convertible note instrument.  Further, the Company increased the capacity of the convertible note instrument with an additional $17.5 million to be used for working capital purposes.  In July 2013, the majority of the $30 million of non-convertible secured debt was acquired in a private transaction by MSD Credit Opportunity Fund, L.P. (“MSD Credit”).  In October 2013, the Company completed arrangements with MSD Credit to increase the secured debt facility by $10 million to fund additional working capital (“New Term Loan”).  See Note 2, “Long-Term Debt”.

back to index

    In July 2013, the Company filed a new shelf registration statement on Form S-3 registering the issuance of up to $40 million in shares of the Company’s common stock, preferred stock, warrants, subscription rights, units and certain debt instruments in one or more public offerings.

    The Company’s existing cash resources of $7.5 million provide the Company with sufficient funds to meet its expected working capital needs through the end of the first quarter of 2015.  Based upon the Company’s current and anticipated usage of cash resources, and depending on its progress toward implementation of the Cadiz Valley Water Conservation, Recovery and Storage Project (“Water Project” or “Project”), it may require additional working capital during 2015.  The Company will evaluate the amount of cash needed, and the manner in which such cash will be raised, on an ongoing basis.  The Company may meet any future cash requirements through a variety of means, including equity or debt placements, or through the sale or other disposition of assets.  Equity placements would be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon our existing stockholders.  Limitations on the Company’s liquidity and ability to raise capital may adversely affect it.  Sufficient liquidity is critical to meet its resource development activities.  Although the Company currently expects its sources of capital to be sufficient to meet its near-term liquidity needs, there can be no assurance that its liquidity requirements will continue to be satisfied.  If the Company cannot raise needed funds, it might be forced to make substantial reductions in its operating expenses, which could adversely affect its ability to implement its current business plan.

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

    As of March 31, 2014, the Company had $923,000 in non-cash additions to fixed assets recorded, which were included in other long-term liabilities on the consolidated balance sheets, for the costs directly attributable to the development of the Water Project.

Recent Accounting Pronouncements

Presentation of Unrecognized Tax Benefits

    In July 2013, the FASB issued an accounting standards update which requires an unrecognized tax benefit be presented on the balance sheet as a reduction of a deferred tax asset for a net operating loss ("NOL") or tax credit carryforward under certain circumstances.  The guidance is effective for all fiscal years, and interim periods within those years, beginning after December 15, 2013.  The adoption of this pronouncement did not have any impact on the Company’s Consolidated Financial Statements and accompanying disclosures.

back to index

NOTE 2 – LONG-TERM DEBT

    The carrying value of the Company’s debt approximates fair value.  The fair value of the Company’s debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company by its lenders for similar debt instruments of comparable maturities.

NOTE 3 – STOCK-BASED COMPENSATION PLANS AND WARRANTS

    The Company has issued options and has granted stock awards pursuant to its 2003 Management Equity Incentive Plan, 2007 Management Equity Incentive Plan, and 2009 Equity Incentive Plan.  The Company has also granted stock awards pursuant to its 2009 Equity Incentive Plan and Outside Director Compensation Plan, as described below

2003 Management Equity Incentive Plan

    In December 2003, concurrently with the completion of the Company’s then current financing arrangements with ING, the Company’s board of directors authorized the adoption of a Management Equity Incentive Plan.  As of March 31, 2014, a total of 315,000 common stock options remain outstanding under this plan.

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

2007 Management Equity Incentive Plan

    The 2007 Management Equity Incentive Plan was approved by stockholders at the 2007 Annual Meeting.  In November 2013, unexercised options to purchase 10,000 shares were forfeited and became available for future awards under the terms of the 2007 Management Equity Incentive Plan.  As of March 31, 2014, no common stock options remain outstanding under this plan.

back to index

2009 Equity Incentive Plan

    The 2009 Equity Incentive Plan was approved by stockholders at the 2009 Annual Meeting.  The plan provides for the grant and issuance of up to 850,000 shares and options to the Company’s employees and consultants.  The plan became effective when the Company filed a registration statement on Form S-8 on December 18, 2009.  All options issued under the 2009 Equity Incentive Plan have a ten-year term with vesting periods ranging from issuance date to 24 months.  Under the plan, a total of 537,500 common stock purchase options have been issued.  In November 2013, unexercised options to purchase 10,000 shares were forfeited and became available for future awards under the terms of the 2009 Equity Incentive Plan.  As of March 31, 2014, 527,500 common stock options remain outstanding under this plan.

    All options that have been issued under the above plans have been issued to officers, employees and consultants of the Company.  In total, options to purchase 842,500 shares were unexercised and outstanding on March 31, 2014, under the three equity incentive plans.

    The Company recognized no stock option related compensation costs in the three months ended March 31, 2014, and $41,000 in the three months ended March 31, 2013.  No options were exercised during the three months ended March 31, 2014.

Stock Awards to Directors, Officers, and Consultants

    The Company has granted stock awards pursuant to its 2007 Management Equity Incentive Plan, 2009 Equity Incentive Plan and Outside Director Compensation Plan.

    Under the 2007 Management Equity Incentive Plan, 250,000 shares were issued.  A 150,000-share award was issued that vested in three equal installments on January 1, 2008, January 1, 2009, and January 1, 2010.  Of the remaining 100,000 shares reserved under the 2007 Management Equity Incentive Plan, 10,000 were issued as options as described above, and 90,000 were issued as shares that vested in May 2009 consistent with the terms of the agreements pursuant to which those executives provided services to the Company.

    Of the total 850,000 shares reserved under the 2009 Equity Incentive Plan, 115,000 restricted shares of common stock were granted on January 14, 2010, and 140,000 restricted shares of common stock were granted on January 10, 2011, consistent with the terms of the agreements pursuant to which those executives provide services to the Company and which contemplate that such executives will participate in the Company’s long-term incentive plans.  The recipients of these restricted shares have a contractual agreement not to sell any of these shares for a period of three years following the effective date.  Of the remaining 595,000 shares reserved under the 2009 Equity Incentive Plan, 42,265 shares of common stock were awarded to directors, 527,500 were issued as options as described above and 25,235 are available for future distribution as of March 31, 2014.

    Under the Outside Director Compensation Plan, 92,782 shares have been awarded for the plan years ended June 30, 2006, through June 30, 2013.  Of the 92,782 shares awarded, 19,483 shares awarded for services during the plan year ended June 30, 2013, became effective on that date and vested on January 31, 2014.

    The Company recognized stock-based compensation costs of $30,000 and $25,000 for the three months ended March 31, 2014 and 2013, respectively.

back to index

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

    As of March 31, 2014, 472,222 warrants remain outstanding.

NOTE 4 – INCOME TAXES

    As of March 31, 2014, the Company had net operating loss (“NOL”) carryforwards of approximately $208 million for federal income tax purposes and $115 million for California state income tax purposes.  Such carryforwards expire in varying amounts through the year 2034.  Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

    As of March 31, 2014, the Company possessed unrecognized tax benefits totaling approximately $2.4 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.

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

back to index

NOTE 5 – NET LOSS PER COMMON SHARE

    Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding.  Options, deferred stock units, warrants and the zero coupon term loan convertible into or exercisable for certain shares of the Company’s common stock were not considered in the computation of diluted net loss per share because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 8,451,000 and 3,272,000 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 6 – SUBSEQUENT EVENT

    In 2012, the Company was named as a real party in interest in nine (9) lawsuits related to the Water Project approvals granted by the Santa Margarita Water District (“SMWD”) and the County of San Bernardino (“County”) in accordance with the California Environmental Quality Act (“CEQA”).  Three of the lawsuits were subsequently dismissed or otherwise settled.  The six remaining lawsuits brought by two petitioners were coordinated in Orange County Superior Court (“Court”) in 2013.  The six petitions sought various forms of relief, but were primarily focused on causing a reconsideration of the environmental documents and limitation of the Water Project approvals.  Administrative trial for the six cases began in December 2013 and concluded in February 2014.  On May 1, 2014, the Court issued its ruling and denied all 6 petitions.  The Court’s decision upheld the CEQA environmental review of the Water Project and all approvals granted by SMWD and the County.  The ruling could be subject to appeal.  As of the date of this filing, the Company is unable to determine whether or not the petitioners will appeal the ruling.

back to index

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

    In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the following discussion contains trend analysis and other forward-looking statements.  Forward-looking statements can be identified by the use of words such as "intends", "anticipates", "believes", "estimates", "projects", "forecasts", "expects", "plans" and "proposes".  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements.  These include, among others, our ability to maximize value from our Cadiz, California land and water resources; and our ability to obtain new financings as needed to meet our ongoing working capital needs.  See additional discussion under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

    At present, our water development efforts are primarily focused on the Cadiz Valley Water Conservation, Recovery and Storage Project (“Water Project” or “Project”), which will capture and conserve millions of acre-feet of native groundwater currently being lost to evaporation from the aquifer system beneath our Cadiz Valley property and deliver it to water providers throughout Southern California (see “Water Resource Development”).  We believe that the ultimate implementation of this Water Project will create the primary source of our future cash flow and, accordingly, our working capital requirements relate largely to the development activities associated with this Water Project.  During the quarter ended March 31, 2014, we completed arguments against the California Environmental Quality Act (“CEQA”) claims challenging our existing Water Project approvals.  On May 1, 2014, the trial court issued a ruling in these matters, which denied all pending CEQA claims and upheld all existing Water Project approvals.  See Part II – Other Information, Item 1. Legal Proceedings.

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

back to index

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

Water Resource Development

    The Water Project is designed to capture and conserve billions of gallons of renewable native groundwater currently being lost annually to evaporation from the aquifer system underlying our Cadiz/Fenner Property, and provide a reliable water supply to water users in Southern California.  By implementing established groundwater management practices, the Water Project will create a new, sustainable water supply for project participants without adversely impacting the aquifer system or the desert environment.  The total quantity of groundwater to be recovered and conveyed to Water Project participants will not exceed a long-term annual average of 50,000 acre-feet per year for 50 years.  The Water Project also offers participants the ability to carry-over their annual supply and store it in the groundwater basin from year to year.  A second phase of the Water Project, Phase II, will offer approximately one million acre-feet of storage capacity that can be used to store imported water supplies at the Water Project area.

    Water Project facilities required for Phase I primarily include, among other things:

•	High yield wells designed to efficiently recover available native groundwater from beneath the Water Project area;

•	A water conveyance pipeline to deliver water from the well field to the CRA; and

•	An energy source to provide power to the well-field, pipeline and pumping plant.

    If an imported water storage component of the Water Project is ultimately implemented in Phase II, the following additional facilities would be required, among other things:

back to index

•	A pumping plant to pump water through the conveyance pipeline from the CRA to the Water Project well-field; and

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

    The ARZC pipeline route was fully analyzed in the Water Project’s Final Environmental Impact Report (“FEIR”) as part of the CEQA environmental review process completed in 2012.  Pursuant to our lease agreement with ARZC, we made a payment in the amount of $3.3 million in March 2013, marking the completion of the environmental review period and the commencement of the construction and operation term of the agreement.

    We are also exploring the potential to utilize an unused natural gas pipeline (as described in “Existing Pipeline Asset” below) that exists in the Project area as a means to access additional distribution systems.  Initial feasibility studies indicate that this pipeline could be used as a component of the Project to distribute water to Project participants or import water for storage at the Project area in Phase II.  The potential use of this pipeline by the Project was preliminarily analyzed as part of the Project’s Environmental Impact Report (“EIR”).  Additional environmental review would be required prior to converting this line for water distribution.

back to index

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

    Following CEQA certification, SMWD was the first participant to adopt resolutions approving a Water Purchase and Sale Agreement for 5,000 acre-feet of water.  The structure of the SMWD purchase agreement calls for an annually adjusted water supply payment of up to $500/AF including identified income streams, plus their pro rata portion of the capital recovery charge and operating and maintenance costs.  The capital recovery charge is calculated by amortizing the total capital investment by the Company over a 30-year term.

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

back to index

    As discussed in (2), above, we have entered into environmental cost-sharing agreements with all participating water providers.  The environmental cost-sharing agreements created a framework for funds to be committed by each participant to share in the costs associated with the CEQA review work.  SMWD served as the lead agency for the review process.  ESA Associates, a leading environmental consulting firm, prepared the Water Project’s environmental review documentation.

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

    Third parties in California have the ability to challenge CEQA approvals in State Court.  In 2012, the Company was named as a real-party-in-interest in nine lawsuits challenging the various Water Project approvals granted by SMWD and San Bernardino County.  In 2013, three cases were dismissed or otherwise settled.  Trial in the six remaining cases, which were brought by two petitioners, began in December 2013 and concluded in February 2014.  On May 1, 2014, the trial court issued a ruling in these cases, which denied all six petitions and upheld the environmental review and approvals granted by SMWD and San Bernardino County.  See Part II – Other Information, Item 1. Legal Proceedings.

back to index

(4)	Construction and Working Capital

    As part of the Water Purchase and Sale Agreement with SMWD referred to in (2), above, SMWD further authorized beginning the Project’s next steps with the Company, including final permitting, design and construction.

    As described above, construction of Phase I of the Project would primarily consist of well-field facilities at the Water Project site, a conveyance pipeline extending approximately 43 miles along the right-of-way described in (1), above, from the well-field to the CRA, and an energy source to pump water through the conveyance pipeline between the Project well-field and the CRA.  The construction of these facilities will require capital financing, which is expected to be entirely provided with lower-cost senior debt, secured by the new facility assets.  The Company’s existing corporate term debt (see “Liquidity and Capital Resources” below) provides us the flexibility to incorporate Water Project construction financing within our current debt structure.

    Existing wells at the Cadiz Valley property currently in use for our agricultural operations will be integrated into the Water Project well-field, reducing the number of wells that must be constructed prior to Project implementation.

Existing Pipeline Asset

    In September 2011, we entered into an agreement with El Paso Natural Gas (“EPNG”), a subsidiary of Kinder Morgan Inc., providing us with rights to purchase a 220-mile idle, natural gas pipeline between Bakersfield and Cadiz, California for $40 million.

    Initial feasibility studies indicated that upon conversion, the 30-inch line could transport between 20,000 and 30,000 acre-feet of water per year between the Water Project area and various points along the Central and Northern California water transportation network.  In February 2012, we made a $1 million payment to EPNG to extend our option to purchase the 220-mile line until April 2013.

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

    In consideration of the new agreement, EPNG reduced the purchase price of the 96-mile eastern segment to $1 (one dollar), plus previous option payments totaling $1.07 million already made by the Company.  On April 11, 2014, the Company paid the remaining purchase price of $1 (one dollar) and secured ownership of the asset.  In addition, the agreement provides that if EPNG files for regulatory approval of any new use of the 124-mile western segment by December 2015, EPNG will make a payment of $10 million to the Company on the date the application for regulatory approval is filed.

back to index

    The 96-mile Cadiz-Barstow pipeline creates significant opportunities for our water resource development efforts.  Once converted to water use, the pipeline can be used to directly connect the Cadiz area to northern and central California water sources, serving a growing need for additional locations for storage of water south of the Bay Delta region.  In addition, the 96-mile pipeline creates new opportunities to deliver water, either directly or via exchange, to potential customers in San Bernardino and Kern Counties, areas which do not currently have an interconnection point with the Project.  When both the 96-mile line and the 43-mile pipeline to the CRA become operational, the Cadiz Project would link the two major water delivery systems in California providing flexible opportunities for both supply and storage.

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

    Permanent crops currently include 160 acres of vineyard used to produce dried-on-the-vine raisins and approximately 520 acres of lemon orchards.  Both of these crops are farmed using sustainable agricultural practices.

    We currently derive our agricultural revenues through direct farming and sale of our products into the market or through the lease of our agricultural properties to third parties for farming.  The entire organic raisin crop grown at the property is farmed by the Company and we incur all of the costs required to produce and harvest the crop.  The harvested raisins are then sold in bulk to a raisin processing facility.  Approximately 180 acres of lemons in production are farmed by the Company.  We incur all of the costs required to produce this lemon crop.  Once harvested, the lemons are shipped in bulk to an independent packing and sales facility.

    The remaining 340 acres of lemons are developing crops that are farmed pursuant to  lease agreements with two separate parties.  We expect to receive a profit share component provided by each of the leases once the new lemon orchards reach commercial production.

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

back to index

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

Land Conservation Bank

    As stated above, approximately 10,000 acres of our properties outside of the Cadiz Valley that are not currently being developed are located within areas designated by the federal government as Critical Desert Tortoise Habitat and/or Desert Wilderness Areas.  We are currently in the permitting process with the California Department of Fish and Wildlife to permit approximately 7,500 acres of these properties for inclusion in a land conservation bank, which would provide credits that can be acquired by entities that must mitigate or offset planned development in other areas.  For example, this bank could potentially service the mitigation requirements of numerous utility-scale solar development projects being considered throughout Riverside and San Bernardino Counties, including projects within the recently approved federal Riverside-East Solar Energy Zone.

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

back to index

Results of Operations

Three Months Ended March 31, 2014, Compared to Three Months Ended March 31, 2013

    We have not received significant revenues from our water resource and real estate development activity to date.  Our revenues have been limited to our agricultural operations.  As a result, we have historically incurred a net loss from operations.  We had revenues of $4 thousand for each of the three months ended March 31, 2014 and 2013.  We incurred a net loss of $4.7 million in the three months ended March 31, 2014, compared with a $7.4 million net loss during the three months ended March 31, 2013.  The higher 2013 loss was primarily due to higher general and administrative expenses, higher interest expense and the loss on extinguishment of debt and debt refinancing.

    Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e., general and administrative expense) and our interest expense.  We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

Revenues  We had revenues of $4 thousand for each of the three months ended March 31, 2014 and 2013.

Cost of Sales  Cost of sales were zero for each of the three months ended March 31, 2014 and 2013.

General and Administrative Expenses General and administrative expenses were $2.6 million during the three months ended March 31, 2014, and $3.9 million during the three months ended March 31, 2013.  Non-cash compensation costs for stock and option awards are included in General and Administrative Expenses.

    General and Administrative Expenses, exclusive of stock-based compensation costs, totaled $2.6 million and $3.4 million for the three months ended March 31, 2014 and 2013, respectively.  The decrease in general and administrative expenses in 2014 was primarily related to lower litigation costs related to the Water Project due to the timing of the administrative trial (see “Water Resource Development”, above).

    Compensation costs from stock and option awards for the three months ended March 31, 2014, were $30 thousand, compared with $439 thousand for the three months ended March 31, 2013.  The higher 2013 expense was primarily due to higher stock-based non-cash compensation costs related to shares awarded to the Brownstein law firm for certain legal and advisory services to the Company.

Depreciation Depreciation expense totaled $64 thousand for each of  the three months ended March 31, 2014 and 2013.

Interest Expense, net  Net interest expense totaled $2.0 million during the three months ended March 31, 2014, compared to $2.4 million during the same period in 2013.  The following table summarizes the components of net interest expense for the two periods (in thousands):

back to index

	Three Months Ended
	March 31,
	2014	2013

Interest on outstanding debt	$1,838	$1,126
Amortization of financing costs	55	62
Amortization of debt discount	152	1,249

	$2,045	$2,437

    See Note 2 to the Consolidated Financial Statements – “Long-term Debt”.

Income Taxes  Income tax expense for the three months ended March 31, 2014 was $1 thousand compare with $3 thousand for the three months ended March 31, 2013.  See Note 4 to the Consolidated Financial Statements - “Income Taxes”.

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

    In March 2013, we refinanced our term debt.  See Note 2 to the Consolidated Financial Statements – “Long Term Debt”.  The major components of the refinancing included:

I.
A $30 million senior term loan secured by the underlying assets of the Company (the “Senior Secured Debt”) that accrues interest at 8% per annum and requires no principal or interest payments before maturity in March 2016; and

II.	$53.5 million in convertible notes (the “Convertible Notes”) that accrues interest at 7% per annum with no principal or interest payments required before maturity in March 2018; and

III.	$17.5 million in new working capital provided as part of the Convertible Notes issuance.

    We believe that by breaking our debt into two components, we now have the flexibility to incorporate project financing for the Water Project, as necessary, into our current debt structure.  While the new $30 million senior term loan would be required to be taken out by any necessary project financing, the $53.5 million of Convertible Notes have been designed to allow project financing to be placed ahead of it in terms of priority. The $17.5 million of new working capital provides us with the resources to continue to move through our pre-construction phase, including resolution of outstanding administrative CEQA litigation, facility engineering and design, and the finalization of water supply purchase agreements with all Water Project participants.

back to index

    In October 2013, we entered into an agreement (“Credit Agreement”) with our majority senior lender, MSD Credit Opportunity Master Fund, L.P. (“MSD Credit”), to increase the existing $30 million senior secured mortgage loan by $10 million to fund additional working capital.  This $10 million tranche accrues interest at 8% per annum and requires no principal or interest payments prior to maturity on June 30, 2017.  The $10 million and the original $30 million are both secured by the underlying assets of the Company, including all landholdings and infrastructure.  The Credit Agreement also provides that in the case of certain asset sales unrelated to the Water Project, the Company would retain for working capital purposes up to 50% of the first $10 million of sales, with the remainder requiring mandatory prepayment of the Senior Secured Debt.  As part of the transaction, we issued 700,000 shares of Cadiz Inc. common stock to MSD Credit subject to certain restrictions on resale.

    Both the Senior Secured Debt and the Convertible Notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit our ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on our ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the new loans were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At March 31, 2014, we were in compliance with our debt covenants.

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

    At March 31, 2014, we had no outstanding credit facilities other than the Senior Secured Debt and the Convertible Notes described above.

Cash Used for Operating Activities.  Cash used for operating activities totaled $4.4 million and $6.7 million for the three months ended March 31, 2014 and 2013, respectively.  The cash was primarily used to fund general and administrative expenses related to our water development efforts and litigation costs for the three month periods ended March 31, 2014 and 2013.  Additionally, a $3.3 million cash payment was made in March 2013 related to the lease agreement with the Arizona & California Railroad Company to use a portion of the railroad’s right-of-way to construct and operate a water conveyance pipeline which is reflected in the increase in other assets in the consolidated statement of cash flows.

Cash Used for Investing Activities.  Cash used for investing activities during the three months ended March 31, 2014 was zero compared with $167 thousand during the same period in 2013.

back to index

Cash (Used for) Provided by Financing Activities.  Cash used for financing activities for the three months ended March 31, 2014 was $3 thousand compared with $16.3 million provided by financing activities during the same period in 2013.  The 2013 period included $17.5 million of proceeds as part of the issuance of long-term debt, offset by $1.2 million in debt issuance costs related to the debt refinancing.

Outlook

    Short-Term Outlook.  Our existing cash resources of $7.5 million provide us with sufficient funds to meet our expected working capital needs through the end of the first quarter of 2015.  Should we require additional working capital to fund operations, we expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities.  See “Long-Term Outlook”.  No assurances can be given, however, as to the availability or terms of any new financing.

   Long-Term Outlook.  In the longer term, we will need to raise additional capital to finance working capital needs, capital expenditures and any payments due under our Senior Secured Debt or our Convertible Notes at maturity (see “Current Financing Arrangements”, above).

    Our future working capital needs will depend upon the specific measures we pursue in the entitlement and development of our water resources and other developments.  Future capital expenditures will depend primarily on the progress of the Water Project.

    We will evaluate the amount of cash needed, and the manner in which such cash will be raised, on an ongoing basis.  We may meet any future cash requirements through a variety of means, including equity or debt placements, or through the sale or other disposition of assets.  Equity placements would be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon our existing stockholders.  Limitations on our liquidity and ability to raise capital may adversely affect us.  Sufficient liquidity is critical to meet our resource development activities.  Although we currently expect our sources of capital to be sufficient to meet our near-term liquidity needs, there can be no assurance that our liquidity requirements will continue to be satisfied.  If the Company cannot raise needed funds, it might be forced to make substantial reductions in its operating expenses, which could adversely affect its ability to implement its current business plan.

Recent Accounting Pronouncements

    See Note 1 to the Consolidated Financial Statements – “Description of Business and Summary of Significant Accounting Policies”.

back to index

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

    As of March 31, 2014, all of the Company's indebtedness bore interest at fixed rates; therefore, the Company is not exposed to market risk from changes in interest rates on long-term debt obligations.

ITEM 4.     Controls and Procedures

Disclosure Controls and Procedures

    The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to its Board of Directors.  Based on their evaluation as of March 31, 2014, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings

CEQA Claims Challenging Water Project Approvals

    As noted in Item 3. Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, third parties have the ability in California to file litigation challenging the approval of a development project.  In 2012, we were named as a real party in interest in nine (9) lawsuits related to the Water Project approvals granted in 2012 by the Santa Margarita Water District (“SMWD”) and the County of San Bernardino (“County”) in accordance with the California Environmental Quality Act (“CEQA”).  Three (3) of these cases were subsequently dismissed or otherwise settled leaving six lawsuits pending during the quarter ended March 31, 2014.

    The six lawsuits were brought by two (2) plaintiffs and challenged the following three (3) separate Project approvals:

(1)
MOU Approval – two cases filed by Tetra Technologies, Inc. (“Tetra”) (NYSE: TTI) challenging the May 2012 approvals of the Memorandum of Understanding between Cadiz, SMWD and the County related to the Project’s Groundwater Management, Monitoring & Mitigation Plan (“GMMMP”).

(2)	EIR Approval – two cases filed by Tetra and the Center for Biological Diversity, et al (“CBD”) challenging the adequacy of the Environmental Impact Report certified by SMWD on July 31, 2012.

(3)	GMMMP Approval – two cases filed by Tetra and CBD challenging the approval of the Groundwater Management, Monitoring and Mitigation Plan by the County Board of Supervisors on October 1, 2012.

    The six petitions were coordinated in Orange County Superior Court (“Court”) before one judge.  All six petitions sought various forms of relief, but were primarily focused on causing a reconsideration of the environmental documents and limitation of the Project approvals.  Administrative trial for the six lawsuits began in December 2013 and concluded in February 2014.  On May 1, 2014, the Court issued a ruling in these matters, which denied all six petitions.  The ruling upheld the CEQA environmental review and all Project approvals granted by SMWD and the County.  The ruling could be subject to appeal.  As of the date of this filing, the Company is unable to determine whether or not the petitioners will appeal the ruling.

Other Proceedings

    There are no other material legal proceedings pending to which we are a party or of which any of our property is the subject.

back to index

ITEM 1A.     Risk Factors

    There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

    Not applicable.

ITEM 3.     Defaults Upon Senior Securities

    Not applicable.

ITEM 4.     Mine Safety Disclosures

    Not applicable.

ITEM 5.     Other Information

    Not applicable.

back to index

ITEM 6.     Exhibits

    The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Scott S. Slater, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Scott S. Slater, Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 back to index

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cadiz Inc.

By:	/s/ Scott S. Slater	May 8, 2014
	Scott S. Slater	Date
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Timothy J. Shaheen	May 8, 2014
	Timothy J. Shaheen	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)

back to index