Form 10-Q
period 2014-06-30
CADIZ INC
filed 2014-08-07
CIK 727273

United States
Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2014
OR
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
Yes  ☐     No  ☑

As of August 4, 2014, the Registrant had 16,177,002 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.

ii

Cadiz Inc.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
	For the Three Months
	Ended June 30,
($ in thousands except per share data)	2014	2013

Revenues	$11	$4

Costs and expenses:
Cost of sales	-	-
General and administrative	2,401	2,811
Depreciation	63	64

Total costs and expenses	2,464	2,875

Operating loss	(2,453)	(2,871)

Interest expense, net	(2,061)	(1,589)

Loss before income taxes	(4,514)	(4,460)
Income tax provision	1	1

Net loss and comprehensive loss applicable to common stock	$(4,515)	$(4,461)

Basic and diluted net loss per common share	$(0.28)	$(0.29)

Basic and diluted weighted average shares outstanding	16,172	15,453

See accompanying notes to the consolidated financial statements.

  Back to Index

Cadiz Inc.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Six Months
	Ended June 30,
($ in thousands except per share data)	2014	2013

Revenues	$15	$8

Costs and expenses:
Cost of sales	-	-
General and administrative	4,989	6,695
Depreciation	127	128

Total costs and expenses	5,116	6,823

Operating loss	(5,101)	(6,815)

Interest expense, net	(4,106)	(4,026)
Loss on extinguishment of debt and debt refinancing	-	(1,055)

Loss before income taxes	(9,207)	(11,896)
Income tax provision	2	4

Net loss and comprehensive loss applicable to common stock	$(9,209)	$(11,900)

Basic and diluted net loss per common share	$(0.57)	$(0.77)

Basic and diluted weighted average shares outstanding	16,169	15,450

See accompanying notes to the consolidated financial statements.

    Back to Index

Cadiz Inc.

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
($ in thousands except share data)	2014	2013

ASSETS

Current assets:
Cash and cash equivalents	$5,311	$11,887
Accounts receivable	243	291
Inventories	205	-
Prepaid expenses and other	403	350

Total current assets	6,162	12,528

Property, plant, equipment and water programs, net	43,707	43,820
Goodwill	3,813	3,813
Debt issuance costs	959	1,068
Other assets	3,216	2,945

Total assets	$57,857	$64,174

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$222	$833
Accrued liabilities	1,188	1,738
Current portion of long-term debt	11	11

Total current liabilities	1,421	2,582

Long-term debt, net	100,409	96,417
Deferred revenue	750	750
Other long-term liabilities	923	923

Total liabilities	103,503	100,672

Stockholders’ deficit:
Common stock - $.01 par value; 70,000,000 shares
authorized; shares issued and outstanding – 16,172,239 at
June 30, 2014 and 16,152,756 at December 31, 2013	161	161
Additional paid-in capital	304,040	303,979
Accumulated deficit	(349,847)	(340,638)
Total stockholders’ deficit	(45,646)	(36,498)

Total liabilities and stockholders’ deficit	$57,857	$64,174

See accompanying notes to the consolidated financial statements.

    Back to Index

Cadiz Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months
	Ended June 30,
($ in thousands)	2014	2013

Cash flows from operating activities:
Net loss Adjustments to reconcile net loss to	$(9,209)	(11,900)
net cash used for operating activities:
Depreciation	127	128
Amortization of debt discount and issuance costs	417	1,362
Interest expense added to loan principal	3,689	2,664
Loss on early extinguishment of debt and debt refinancing	-	835
Compensation charge for stock and share option awards	61	453
Changes in operating assets and liabilities:
Decrease in accounts receivable	48	171
Increase in prepaid expenses and other	(258)	(381)
Increase in other assets	(271)	(2,917)
Decrease in accounts payable	(611)	(420)
Decrease in accrued liabilities	(550)	(546)
Net cash used for operating activities	(6,557)	(10,551)

Cash flows from investing activities:
Additions to property, plant and equipment	(14)	(167)

Net cash used for investing activities	(14)	(167)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	-	17,500
Debt issuance costs	-	(1,243)
Principal payments on long-term debt	(5)	(5)

Net cash (used for) provided by financing activities	(5)	16,252

Net (decrease) increase in cash and cash equivalents	(6,576)	5,534

Cash and cash equivalents, beginning of period	11,887	1,685

Cash and cash equivalents, end of period	$5,311	$7,219

See accompanying notes to the consolidated financial statements.

  Back to Index

Cadiz Inc.

Consolidated Statement of Stockholders' Defecit (Unaudited)

($ in thousands except share data)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2013	16,152,756	$161	$303,979	$(340,638)	$(36,498)

Stock-based compensation expense	19,483	-	61	-	61

Net loss and comprehensive loss	-	-	-	(9,209)	(9,209)

Balance as of June 30, 2014	16,172,239	$161	$304,040	$(349,847)	$(45,646)

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

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates and such differences may be material to the financial statements. The results of operations for the six months ended June 30, 2014, are not necessarily indicative of results for the entire fiscal year ending December 31, 2014.

Liquidity

    The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $9.2 million for the six months ended June 30, 2014, and $11.9 million for the six months ended June 30, 2013.  The Company had working capital of $4.7 million at June 30, 2014, and used cash in operations of $6.6 million for the six months ended June 30, 2014, and $10.6 million for the six months ended June 30, 2013.

    Cash requirements during the six months ended June 30, 2014 primarily reflect certain administrative and litigation costs related to the Company’s water project development efforts.  Following the Superior Court ruling dismissing certain legal challenges during the quarter ended June 30, 2014 (See Note 6 – Commitments and Contingencies”, below), the Company expects its on-going cash requirements associated with litigation to be less for the remaining two quarters of 2014.   Currently, the Company’s sole focus is the development of its land and water assets.

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

    The Company’s existing cash resources of $5.3 million provide the Company with sufficient funds to meet its expected working capital needs through the end of the first quarter of 2015.  Based upon the Company’s current and anticipated usage of cash resources, and depending on its progress toward implementation of the Cadiz Valley Water Conservation, Recovery and Storage Project (“Water Project” or “Project”), it may require additional working capital during 2015.  The Company will evaluate the amount of cash needed, and the manner in which such cash will be raised, on an ongoing basis.  The Company may meet any future cash requirements through a variety of means, including equity or debt placements, or through the sale or other disposition of assets.  Equity placements would be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon the Company’s existing stockholders.  Limitations on the Company’s liquidity and ability to raise capital may adversely affect it.  Sufficient liquidity is critical to meet its resource development activities.  Although the Company currently expects its sources of capital to be sufficient to meet its near-term liquidity needs, there can be no assurance that its liquidity requirements will continue to be satisfied.  If the Company cannot raise needed funds, it might be forced to make substantial reductions in its operating expenses, which could adversely affect its ability to implement its current business plan.

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

    As of June 30, 2014, the Company had $923,000 in non-cash additions to fixed assets recorded, which were included in other long-term liabilities on the consolidated balance sheets, for the costs directly attributable to the development of the Water Project.

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

  Back to Index

Accounting Guidance Not Yet Adopted

    On May 28, 2014, the FASB issued an accounting standards update on revenue recognition including enhanced disclosures. Under the new standard, revenue is recognized when (or as) a good or service is transferred to the customer and the customer obtains control of the good or service. The Company is currently evaluating this new guidance which is effective January 1, 2017 and cannot determine the impact of this standard at this time.

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

NOTE 3 – STOCK-BASED COMPENSATION PLANS AND WARRANTS

    The Company has issued options and has granted stock awards pursuant to its 2003 Management Equity Incentive Plan, 2009 Equity Incentive Plan and 2014 Equity Incentive Plan, as described below.

2003 Management Equity Incentive Plan

    In December 2003, concurrently with the completion of the Company’s then current financing arrangements with ING, the Company’s board of directors authorized the adoption of a Management Equity Incentive Plan.  As of June 30, 2014, a total of 315,000 common stock options remain outstanding under this plan.

2009 Equity Incentive Plan

    The 2009 Equity Incentive Plan was approved by stockholders at the 2009 Annual Meeting.  The plan provides for the grant and issuance of up to 850,000 shares and options to the Company’s employees and consultants.  The plan became effective when the Company filed a registration statement on Form S-8 on December 18, 2009.  All options issued under the 2009 Equity Incentive Plan have a ten-year term with vesting periods ranging from issuance date to 24 months.  Under the plan, a total of 527,500 common stock purchase options have been issued.  In May 2014, unexercised options to purchase 20,000 shares were forfeited.  As of June 30, 2014, 507,500 common stock options remain outstanding under this plan.

  Back to Index

2014 Equity Incentive Plan

    The 2014 Equity Incentive Plan was approved by stockholders at the June 10, 2014 Annual Meeting.  The plan provides for the grant and issuance of up to 675,000 shares and options to the Company’s employees, directors and consultants.  Upon approval of the 2014 Equity Incentive Plan, all shares of common stock that remained available for award under the 2009 Equity Incentive Plan were cancelled.   Following registration of the 2014 Plan on Form S-8, the Company entered into revised employment agreements with certain senior management that provide for the issuance of up to 162,500 Restricted Stock Units (“RSU’s”) during the period July 1, 2014 through December 31, 2016 and the issuance of up to 200,000 RSU’s in connection with obtaining construction financing for the Water Project.  No RSU’s were outstanding on June 30, 2014.

    Under the 2014 Equity Incentive Plan, each outside director receives $30,000 of cash compensation and receives a deferred stock award consisting of shares of the Company’s common stock with a value equal to $20,000 on June 30 of each year.  The award accrues on a quarterly basis, with $7,500 of cash compensation and $5,000 of stock earned for each fiscal quarter in which a director serves.  The deferred stock award vests automatically on the January 31 that first follows the award date.

    All options that have been issued under the above plans have been issued to officers, employees and consultants of the Company.  In total, options to purchase 822,500 shares were unexercised and outstanding on June 30, 2014, under the three equity incentive plans.

    The Company recognized no stock option related compensation costs in the six months ended June 30, 2014, and $40,000 in the six months ended June 30, 2013.  No options were exercised during the six months ended June 30, 2014.

Stock Awards to Directors, Officers, and Consultants

    The Company has granted stock awards pursuant to its 2009 Equity Incentive Plan and 2014 Equity Incentive Plan.

    Of the total 850,000 shares reserved under the 2009 Equity Incentive Plan, 115,000 restricted shares of common stock were granted on January 14, 2010, and 140,000 restricted shares of common stock were granted on January 10, 2011, consistent with the terms of the agreements pursuant to which those executives provide services to the Company and which contemplate that such executives will participate in the Company’s long-term incentive plans.  The recipients of these restricted shares have a contractual agreement not to sell any of these shares for a period of three years following the effective date.  Of the remaining 595,000 shares reserved under the 2009 Equity Incentive Plan, 42,265 shares of common stock were awarded to directors and 507,500 were issued as options as described above as of June 30, 2014.  Upon approval of the 2014 Equity Incentive Plan in June 2014, 45,235 shares remaining available for award under the 2009 Equity Incentive Plan were cancelled.

    Under the 2014 Equity Incentive Plan, 14,514 shares have been awarded to the Company’s directors for services performed during the plan year ended June 30, 2014.  These shares will vest and be issued on January 31, 2015.

    The Company recognized stock-based compensation costs of $61,000 and $40,000 for the six months ended June 30, 2014 and 2013, respectively.
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

    As of June 30, 2014, 472,222 warrants remain outstanding.

NOTE 4 – INCOME TAXES

    As of June 30, 2014, the Company had net operating loss (“NOL”) carryforwards of approximately $213 million for federal income tax purposes and $120 million for California state income tax purposes.  Such carryforwards expire in varying amounts through the year 2034.  Use of the carryforward amounts is subject to a significant annual limitation as a result of ownership changes.

    As of June 30, 2014, the Company possessed unrecognized tax benefits totaling approximately $2.4 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.

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

  Back to Index

NOTE 5 – NET LOSS PER COMMON SHARE

    Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding.  Options, deferred stock units, warrants and the zero coupon term loan convertible into or exercisable for certain shares of the Company’s common stock were not considered in the computation of diluted net loss per share because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 8,554,000 and 5,662,000 for the three months ended June 30, 2014 and 2013, respectively, and 8,493,000 and 8,026,000 for the six months ended June 30, 2014 and 2013, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

    Third parties in California have the ability to challenge approval of a water project.  In 2012, the Company was named as a real-party-in-interest in nine lawsuits challenging the various Water Project approvals granted by Santa Margarita Water District (“SMWD”) and County of San Bernardino (“County”).  In 2013, three cases were dismissed or otherwise settled.  Administrative trial for the six remaining cases began in December 2013 and concluded in February 2014.  During the quarter ended June 30, 2014, the trial court issued a ruling in these cases, which denied all six petitions and upheld the environmental review and approvals granted by SMWD and the County.  The ruling remains subject to appeal.  As of the date of this filing, the Company is unable to determine whether or not the petitioners will appeal the ruling.  The petitioners have 60 days following the Court’s entry of judgment to file an appeal.

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

Overview

    At present, the Company is primarily focused on the development of the Cadiz Valley Water Conservation, Recovery and Storage Project (“Water Project” or “Project”), which will capture and conserve millions of acre-feet of native groundwater currently being lost to evaporation from the aquifer system beneath our Cadiz Valley property and deliver it to water providers throughout Southern California (see “Water Resource Development”).  We believe that the ultimate implementation of this Water Project will create the primary source of our future cash flow and, accordingly, our working capital requirements relate largely to the development activities associated with this Water Project.  During the quarter ended June 30, 2014, the California Superior Court denied all pending claims  against the Project under the California Environmental Quality Act (“CEQA”). This ruling, while subject to appeal, upheld all existing Water Project approvals and permits.  See Part II – Other Information, Item 1. Legal Proceedings.  Following the dismissal of this litigation, we continue to progress implementation of the Water Project as set out in Water Resource Development, below.

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

    For more than 20 years, we have maintained an agricultural development at our 34,000-acre property in the Cadiz Valley (“Cadiz/Fenner Property”), relying upon groundwater from the underlying aquifer system for irrigation.  In 1993, we secured permits to develop agriculture on up to 9,600 acres of the Cadiz Valley property and withdraw more than one million acre-feet of groundwater from the underlying aquifer system.  Since that time, we have maintained various levels of agriculture at the property and this operation has provided our principal source of revenue.

  Back to Index

    In addition to our sustainable agricultural operations, we believe that the long-term value of our land assets can best be derived through the development of a combination of water supply and storage projects at our properties.  The primary factor driving the value of such projects is continuing pressure on water supplies throughout California, including environmental and regulatory restrictions on each of the State’s three main water sources:  the State Water Project, the CRA and the Los Angeles Aqueduct.  Southern California’s water providers rely on imports from these systems for a majority of their water supplies, but deliveries from all three into the region have been below capacity over the last several years.  Availability of supplies in California also differs greatly from year to year due to natural hydrological variability.  In January 2014, California’s Governor declared a drought emergency for the entire state as a result of record-low winter precipitation and depleted reservoir storage levels. According to new data released by the National Weather Service in July 2014, more than 80% of California is in an extreme drought condition.  Also in July, the California State Water Resources Control Board adopted drought regulations that give local agencies the authority to fine those who waste water up to $500 a day. Further, deliveries from the State Water Project, which provides water supplies from Northern California to the central and southern parts of the state, have been limited to just 5% of capacity for 2014 in response to drought conditions as well as ongoing regulatory restrictions.  Faced with severe drought conditions and systemic challenges to the state’s traditional supplies, Southern California water providers are actively seeking new, reliable supply solutions to plan for both short and long-term water needs.

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

  Back to Index

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

    We also acquired an unused natural gas pipeline (as described in “Existing Pipeline Asset” below) that exists in the Project area as a means to access additional distribution systems.  Initial feasibility studies indicate that this pipeline could be used as a component of the Project to distribute water to Project participants or import water for storage at the Project area in Phase II.  The potential use of this pipeline by the Project was preliminarily analyzed as part of the Project’s Environmental Impact Report (“EIR”).  Additional environmental review would be required prior to converting this line for water distribution.

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

    Following CEQA certification, SMWD was the first participant to adopt resolutions approving a Water Purchase and Sale Agreement for 5,000 acre-feet of water.  The structure of the SMWD purchase agreement calls for an annually adjusted water supply payment of up to $500 per acre-foot including identified income streams, plus their pro rata portion of the capital recovery charge and operating and maintenance costs.  The capital recovery charge is calculated by amortizing the total capital investment by the Company over a 30-year term.

    Approximately 80% of the water to be conserved annually by the Project is now either under a Water Purchase and Sale Agreement or remains under option.  We are currently working with the existing participating agencies to convert their option agreements to definitive economic agreements.  We are also advancing discussions with additional water providers and agricultural districts interested in acquiring rights to the remaining available Project supplies, as well as with third parties regarding the imported storage aspect of the Project.

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

  Back to Index

    As discussed in (2), above, we entered into environmental cost-sharing agreements with all participating water providers to create a framework for funds to be committed to the required environmental review and permitting process under CEQA.  SMWD served as the lead agency for the review process.  ESA Associates, a leading environmental consulting firm, prepared the Water Project’s environmental review documentation.

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

    Third parties in California have the ability to challenge CEQA approvals in State Court.  In 2012, the Company was named as a real-party-in-interest in nine lawsuits challenging the various Water Project approvals granted by SMWD and San Bernardino County.  In 2013, three cases were dismissed or otherwise settled.  The six remaining cases, which were brought by two petitioners, proceeded to trial in December 2013.  On May 1, 2014, the trial court issued a ruling in these cases, which denied all six petitions and upheld the environmental review and approvals granted by SMWD and San Bernardino County.  See Part II – Other Information, Item 1. Legal Proceedings.

  Back to Index

    (4)  Construction and Working Capital

    As part of the Water Purchase and Sale Agreement with SMWD referred to in (2), above, SMWD further authorized beginning the Project’s next steps with the Company, including final permitting, design and construction.  This work is presently ongoing.

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

    Permanent crops currently include 160 acres of vineyard used to produce dried-on-the-vine raisins and approximately 420 acres of lemon orchards.  Both of these crops are farmed using sustainable agricultural practices.

    We currently derive our agricultural revenues through direct farming and sale of our products into the market or through the lease of our agricultural properties to third parties for farming.  The entire organic raisin crop grown at the property is farmed by the Company and we incur all of the costs required to produce and harvest the crop.  The harvested raisins are then sold in bulk to a raisin processing facility.  Approximately 80 acres of lemons in production are farmed by the Company.  We incur all of the costs required to produce this lemon crop.  Once harvested, the lemons are shipped in bulk to an independent packing and sales facility.

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

  Back to Index

Results of Operations

Three Months Ended June 30, 2014, Compared to Three Months Ended June 30, 2013

    We have not earned significant revenues from our water resource and real estate development activity to date.  Our revenues have been limited to our agricultural operations.  As a result, we have historically incurred a net loss from operations.  We had revenues of $11 thousand during the three months ended June 30, 2014, compared with $4 thousand in revenues during the three months ended June 30, 2013.  We incurred a net loss of $4.5 million in each of the three months ended June 30, 2014 and 2013.

    Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e., general and administrative expense) and our interest expense.  We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

    Revenues  We had revenues of $11 thousand during the three months ended June 30, 2014, and $4 thousand during the three months ended June 30, 2013.

    Cost of Sales  Cost of sales was zero for each of the three months ended June 30, 2014 and 2013.

    General and Administrative Expenses General and administrative expenses were $2.4 million during the three months ended June 30, 2014, and $2.8 million during the three months ended June 30, 2013.  Non-cash compensation costs for stock and option awards are included in General and Administrative Expenses.

    Compensation costs from stock and option awards for the three months ended June 30, 2014, were $31 thousand, compared with $14 thousand for the three months ended June 30, 2013.

    General and Administrative Expenses, exclusive of stock-based compensation costs, totaled $2.4 million and $2.8 million for the three months ended June 30, 2014 and 2013, respectively.  The decrease in general and administrative expenses in 2014 was primarily related to lower litigation costs related to the Water Project due to the timing of the administrative trial (see “Water Resource Development”, above).

    Depreciation Depreciation expense totaled $63 thousand for the three months ended June 30, 2014, and $64 thousand for the three months ended June 30, 2013.

    Interest Expense, net  Net interest expense totaled $2.1 million during the three months ended June 30, 2014, compared to $1.6 million during the same period in 2013.  The higher interest expense for the three months ended June 30, 2014 related to the additional term debt associated with our refinancing in March 2013. The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	June 30,
	2014	2013

Interest on outstanding debt	$1,851	$1,538
Amortization of financing costs	54	51
Amortization of debt discount	156	-

	$2,061	$1,589

  Back to Index

    Income Taxes  Income tax expense for each of the three months ended June 30, 2014 and 2013 was $1 thousand.  See Note 4 to the Consolidated Financial Statements - “Income Taxes”.

Six Months Ended June 30, 2014, Compared to Six Months Ended June 30, 2013

    We had revenues of $15 thousand for the six months ended June 30, 2014, compared with $8 thousand in revenues during the six months ended June 30, 2013.  We incurred a net loss of $9.2 million in the six months ended June 30, 2014, compared with an $11.9 million net loss during the six months ended June 30, 2013.  The higher 2013 loss was primarily due to litigation costs, higher stock based non-cash compensation costs and the loss on extinguishment of debt and debt refinancing.

    Revenues  We had revenues of $15 thousand during the six months ended June 30, 2014, and $8 thousand during the six months ended June 30, 2013.

    Cost of Sales  Cost of sales was zero for each of the six months ended June 30, 2014 and 2013.

    General and Administrative Expenses General and administrative expenses during the six months ended June 30, 2014 totaled $5.0 million compared to $6.7 million for the six months ended June 30, 2013.  Non-cash compensation costs for stock and option awards are included in General and Administrative Expenses.

    Compensation costs from stock and option awards for the six months ended June 30, 2014, totaled $61 thousand compared with $453 thousand for the six months ended June 30, 2013.  The higher 2013 expense was primarily due to higher stock non-cash compensation costs related to shares awarded to the law firm of Brownstein Hyatt Faber and Schreck LLP for certain legal and advisory services to the Company.

    Other general and administrative expenses, exclusive of stock-based compensation costs, totaled $4.9 million in the six months ended June 30, 2014, compared with $6.2 million for the six months ended June 30, 2013.  The decrease in general and administrative expenses in 2014 was primarily due to lower litigation costs related to the Water Project due to the timing of the administrative trial (see “Water Resource Development”, above).

    Depreciation Depreciation expense totaled $127 thousand for the six months ended June 30, 2014, and $128 thousand for the six months ended June 30, 2013.

  Back to Index

    Interest Expense, net  Net interest expense totaled $4.1 million during the six months ended June 30, 2014, compared to $4.0 million during the same period in 2013.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Six Months Ended
	June 30,
	2014	2013

Interest on outstanding debt	$3,689	$2,664
Amortization of financing costs	109	113
Amortization of debt discount	308	1,249

	$4,106	$4,026

    Income Taxes  Income tax expense was $2 thousand for the six months ended June 30, 2014, and $4 thousand for the six months ended June 30, 2013.  See Note 4 to the Consolidated Financial Statements – “Income Taxes”.

Liquidity and Capital Resources

Current Financing Arrangements

    As we have not earned significant revenues from our development activities to date, we have been required to obtain financing to bridge the gap between the time Water Project and other development expenses are incurred and the time that revenue will commence.  Historically, we have addressed these needs primarily through secured debt financing arrangements, private equity placements and the exercise of outstanding stock options and warrants.  We have also worked with our secured lenders to structure our debt in a way which allows us to continue development of the Water Project and minimize the dilution of the ownership interests of common stockholders.

    In March 2013, we refinanced our term debt.  The major components of the refinancing included:

I.
A $30 million senior term loan secured by the underlying assets of the Company (the “Senior Secured Debt”) that accrues interest at 8% per annum and requires no principal or interest payments before maturity in March 2016; and

II.	$53.5 million in convertible notes (the “Convertible Notes”) that accrues interest at 7% per annum with no principal or interest payments required before maturity in March 2018.

    We believe that by breaking our debt into two components, we now have the flexibility to incorporate project financing for the Water Project, as necessary, into our current debt structure.  While the new $30 million senior term loan would be required to be repaid by any necessary project financing, the $53.5 million of Convertible Notes have been designed to allow project financing to be placed ahead of it in terms of priority.

  Back to Index

    In October 2013, we entered into an agreement (“Credit Agreement”) with our majority senior lender, MSD Credit Opportunity Master Fund, L.P. (“MSD Credit”), to increase the existing $30 million senior secured term loan by $10 million to fund additional working capital.  This $10 million tranche accrues interest at 8% per annum and requires no principal or interest payments prior to maturity on June 30, 2017.  The $10 million and the original $30 million are both secured by the underlying assets of the Company, including all landholdings and infrastructure.  The Credit Agreement also provides that in the case of certain asset sales unrelated to the Water Project, the Company would retain for working capital purposes up to 50% of the first $10 million of sales, with the remainder requiring mandatory prepayment of the Senior Secured Debt.  As part of the transaction, we issued 700,000 shares of Cadiz Inc. common stock to MSD Credit subject to certain restrictions on resale.

    Both the Senior Secured Debt and the Convertible Notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit our ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on our ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the new loans were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At June 30, 2014, we were in compliance with our debt covenants.

    As we continue to actively pursue our business strategy, additional financing may continue to be required.  See “Outlook”, below.  The covenants in the term debt do not prohibit our use of additional equity financing and allow us to retain 100% of the proceeds of any equity financing.  We do not expect the loan covenants to materially limit our ability to finance our Water Project development activities.

    At June 30, 2014, we had no outstanding credit facilities other than the Senior Secured Debt and the Convertible Notes described above.

    Cash Used for Operating Activities.  Cash used for operating activities totaled $6.6 million and $10.6 million for the six months ended June 30, 2014 and 2013, respectively.  The cash was primarily used to fund general and administrative expenses related to our Water Project development efforts and litigation costs for the six month periods ended June 30, 2014 and 2013.  Additionally, a $3.3 million cash payment was made in March 2013 related to the lease agreement with the Arizona & California Railroad Company to use a portion of the railroad’s right-of-way to construct and operate a water conveyance pipeline which is reflected in the increase in other assets in the consolidated statement of cash flows.

    Cash Used for Investing Activities.  Cash used for investing activities during the six months ended June 30, 2014 was $14 thousand compared with $167 thousand during the same period in 2013.

    Cash (Used for) Provided by Financing Activities.  Cash used for financing activities for the six months ended June 30, 2014 was $5 thousand compared with $16.3 million provided by financing activities during the same period in 2013. The 2013 period included $17.5 million of proceeds as part of the issuance of long-term debt, offset by $1.2 million in debt issuance costs related to the debt refinancing.

  Back to Index

Outlook

    Short-Term Outlook.  Our existing cash resources of $5.3 million provide us with sufficient funds to meet our expected working capital needs through the end of the first quarter of 2015.  Should we require additional working capital to fund operations, we expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities.  See “Long-Term Outlook”.  No assurances can be given, however, as to the availability or terms of any new financing.

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

    We will evaluate the amount of cash needed, and the manner in which such cash will be raised, on an ongoing basis.  We may meet any future cash requirements through a variety of means, including equity or debt placements, or through the sale or other disposition of assets.  Equity placements would be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon our existing stockholders.  Limitations on our liquidity and ability to raise capital may adversely affect us.  Sufficient liquidity is critical to meet our resource development activities.  Although we currently expect our sources of capital to be sufficient to meet our near-term liquidity needs, there can be no assurance that our liquidity requirements will continue to be satisfied.  If the Company cannot raise needed funds, it might be forced to make substantial reductions in its operating expenses, which could adversely affect its ability to implement its current business plan.  See Note 1 to the Consolidated Financial Statements – “Description of Business and Summary of Significant Accounting Policies” for further information.

Recent Accounting Pronouncements

    See Note 1 to the Consolidated Financial Statements – “Description of Business and Summary of Significant Accounting Policies”.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

    As of June 30, 2014, all of the Company's indebtedness bore interest at fixed rates; therefore, the Company is not exposed to market risk from changes in interest rates on long-term debt obligations.

  Back to Index

ITEM 4.     Controls and Procedures

Disclosure Controls and Procedures

    The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to its Board of Directors.  Based on their evaluation as of June 30, 2014, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

  Back to Index

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings

CEQA Claims Challenging Water Project Approvals

    As noted in Item 3. Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, third parties have the ability in California to file litigation challenging the approval of a development project.  In 2012, we were named as a real party in interest in nine (9) lawsuits related to the Water Project approvals granted in 2012 by the Santa Margarita Water District (“SMWD”) and the County of San Bernardino (“County”) in accordance with the California Environmental Quality Act (“CEQA”).  Three (3) of these cases were subsequently dismissed or otherwise settled leaving six lawsuits brought by two (2) plaintiffs.  . The six lawsuits were coordinated in Orange County Superior Court (“Court”) before one judge in 2013.

    The six lawsuits challenged the following three (3) separate Project approvals:

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

    All six cases sought various forms of relief, but were primarily focused on causing a reconsideration of the environmental documents and limitation of the Project approvals.

    Administrative trial for the six lawsuits began in December 2013 and concluded in February 2014.  During the quarter ended June 30, 2014, the Court issued a ruling in these matters, which denied all claims in the six cases and upheld the CEQA environmental review and all Project approvals granted by SMWD and the County.  The ruling remains subject to appeal.  As of the date of this filing, the Company is unable to determine whether or not the petitioners will appeal the ruling.  The petitioners have 60 days following the Court’s entry of judgment to file an appeal.

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

Cadiz Inc.

By:	/s/ Scott S. Slater	August 7, 2014
	Scott S. Slater	Date
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Timothy J. Shaheen	August 7, 2014
	Timothy J. Shaheen	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)

  Back to Index