Form 10-Q
period 2014-09-30
CADIZ INC
filed 2014-11-06
CIK 727273

United States
Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2014

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
Yes         No   √

As of November 4, 2014, the Registrant had 16,205,091 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.

Index

i

Cadiz Inc.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Three Months
	Ended September 30,
($ in thousands except per share data)	2014	2013

Revenues	$305	$182

Costs and expenses:
Cost of sales	282	292
General and administrative	2,335	2,934
Depreciation	63	63

Total costs and expenses	2,680	3,289

Operating loss	(2,375)	(3,107)

Interest expense, net	(2,190)	(1,689)

Loss before income taxes	(4,565)	(4,796)
Income tax provision	1	1

Net loss and comprehensive loss applicable to common stock	$(4,566)	$(4,797)

Basic and diluted net loss per common share	$(0.28)	$(0.31)

Basic and diluted weighted average shares outstanding	16,186	15,453

See accompanying notes to the consolidated financial statements.
back to index

Cadiz Inc.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Nine Months
	Ended September 30,
($ in thousands except per share data)	2014	2013

Revenues	$320	$190

Costs and expenses:
Cost of sales	282	292
General and administrative	7,324	9,629
Depreciation	190	191

Total costs and expenses	7,796	10,112

Operating loss	(7,476)	(9,922)

Interest expense, net	(6,296)	(5,715)
Loss on extinguishment of debt and debt refinancing	-	(1,055)

Loss before income taxes	(13,772)	(16,692)
Income tax provision	3	5

Net loss and comprehensive loss applicable to common stock	$(13,775)	$(16,697)

Basic and diluted net loss per common share	$(0.85)	$(1.08)

Basic and diluted weighted average shares outstanding	16,175	15,451

See accompanying notes to the consolidated financial statements.
  back to index

Cadiz Inc.

Consolidated Balance Sheets (Unaudited)
	September 30,	December 31,
($ in thousands except share data)	2014	2013

ASSETS

Current assets:
Cash and cash equivalents	$3,365	$11,887
Accounts receivable	530	291
Inventories	68	-
Prepaid expenses and other	483	350

Total current assets	4,446	12,528

Property, plant, equipment and water programs, net	43,655	43,820
Goodwill	3,813	3,813
Debt issuance costs	900	1,068
Other assets	3,159	2,945

Total assets	$55,973	$64,174

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$584	$833
Accrued liabilities	896	1,738
Current portion of long-term debt	11	11

Total current liabilities	1,491	2,582

Long-term debt, net	102,537	96,417
Deferred revenue	750	750
Other long-term liabilities	923	923

Total liabilities	105,701	100,672

Stockholders’ deficit:
Common stock - $.01 par value; 70,000,000 shares
authorized; shares issued and outstanding – 16,202,862 at
September 30, 2014 and 16,152,756 at December 31, 2013	162	161
Additional paid-in capital	304,523	303,979
Accumulated deficit	(354,413)	(340,638)
Total stockholders’ deficit	(49,728)	(36,498)

Total liabilities and stockholders’ deficit	$55,973	$64,174

See accompanying notes to the consolidated financial statements.
  back to index

Cadiz Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months
	Ended September 30,
($ in thousands)	2014	2013

Cash flows from operating activities:
Net loss Adjustments to reconcile net loss to	$(13,775)	(16,697)
net cash used for operating activities:
Depreciation	190	191
Amortization of debt discount and issuance costs	637	1,418
Interest expense added to loan principal	5,659	4,297
Loss on early extinguishment of debt and debt refinancing	-	835
Compensation charge for stock and share option awards	545	483
Changes in operating assets and liabilities:
Increase in accounts receivable	(239)	(96)
Increase in inventories	(68)	(217)
Increase in prepaid expenses and other	(133)	(67)
Increase in other assets	(214)	(2,774)
(Decrease) increase in accounts payable	(249)	173
Decrease in accrued liabilities	(842)	(172)
Net cash used for operating activities	(8,489)	(12,626)

Cash flows from investing activities:
Additions to property, plant and equipment	(25)	(167)

Net cash used for investing activities	(25)	(167)

Cash flows from financing activities:
Net proceeds from issuance of long-term debt	-	17,500
Debt issuance costs	-	(1,243)
Principal payments on long-term debt	(8)	(8)

Net cash (used for) provided by financing activities	(8)	16,249

Net (decrease) increase in cash and cash equivalents	(8,522)	3,456

Cash and cash equivalents, beginning of period	11,887	1,685

Cash and cash equivalents, end of period	$3,365	$5,141

See accompanying notes to the consolidated financial statements.
  back to index

Cadiz Inc.

Consolidated Statement of Stockholders' Deficit (Unaudited)

($ in thousands except share data)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2013	16,152,756	$161	$303,979	$(340,638)	$(36,498)

Stock-based compensation expense	25,665	1	544	-	545

Issuance of stock pursuant to warrant exercise	24,441	-	-	-	-

Net loss and comprehensive loss	-	-	-	(13,775)	(13,775)

Balance as of September 30, 2014	16,202,862	$162	$304,523	$(354,413)	$(49,728)

See accompanying notes to the consolidated financial statements.
  back to index

Cadiz Inc.

Unaudited Notes to the Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The Unaudited Consolidated Financial Statements have been prepared by Cadiz Inc., also referred to as “Cadiz” or “the Company”, and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2013.

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

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates and such differences may be material to the financial statements. The results of operations for the nine months ended September 30, 2014, are not necessarily indicative of results for the entire fiscal year ending December 31, 2014.

Liquidity

    The financial statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $13.8 million for the nine months ended September 30, 2014, and $16.7 million for the nine months ended September 30, 2013.  The Company had working capital of $3.0 million at September 30, 2014, and used cash in operations of $8.5 million for the nine months ended September 30, 2014, and $12.6 million for the nine months ended September 30, 2013.

    The Company’s existing cash resources of $3.4 million provide the Company with sufficient funds to meet its expected working capital needs through the end of the first quarter of 2015.  Based upon the Company’s current and anticipated usage of cash resources, and depending on its progress toward implementation of the Cadiz Valley Water Conservation, Recovery and Storage Project (“Water Project” or “Project”), it will require additional working capital during 2015.  The Company will evaluate the amount of cash needed, and the manner in which such cash will be raised, on an ongoing basis.  The Company may meet any future cash requirements through a variety of means, including equity or debt placements, or through the sale or other disposition of assets.  Equity placements would be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon the Company’s existing stockholders.  Limitations on the Company’s liquidity and ability to raise capital may adversely affect it.  Sufficient liquidity is critical to meet its resource development activities.  Although the Company currently expects its sources of capital to be sufficient to meet its near-term liquidity needs, there can be no assurance that its liquidity requirements will continue to be satisfied.  If the Company cannot raise needed funds, it might be forced to make substantial reductions in its operating expenses, which could adversely affect its ability to implement its current business plan.
  back to index

    Cash requirements during the nine months ended September 30, 2014 primarily reflect certain administrative and litigation costs related to the Company’s water project development efforts.  Currently, the Company’s sole focus is the development of its land and water assets.

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

    As of September 30, 2014, the Company had $923,000 in non-cash additions to fixed assets recorded, which were included in other long-term liabilities on the consolidated balance sheets, for the costs directly attributable to the development of the Water Project.

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

    In August 2014, the FASB issued an accounting standards update requiring an entity’s management to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).  The Company is currently evaluating this new guidance which is effective for all fiscal years, and interim periods within those years, beginning after December 15, 2016, and cannot determine the impact of this standard at this time.

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

2003 Management Equity Incentive Plan

    In December 2003, the Company’s board of directors authorized the adoption of a Management Equity Incentive Plan.  As of September 30, 2014, a total of 315,000 common stock options remain outstanding under this plan.

2009 Equity Incentive Plan

    The 2009 Equity Incentive Plan was approved by stockholders at the 2009 Annual Meeting.  The plan provided for the grant and issuance of up to 850,000 shares and options to the Company’s employees and consultants.  The plan became effective when the Company filed a registration statement on Form S-8 on December 18, 2009.  All options issued under the 2009 Equity Incentive Plan have a ten-year term with vesting periods ranging from issuance date to 24 months.  Under the plan, a total of 527,500 common stock purchase options have been issued.  In May 2014, unexercised options to purchase 20,000 shares were forfeited.  As of September 30, 2014, 507,500 common stock options remain outstanding under this plan.
  back to index

2014 Equity Incentive Plan

    The 2014 Equity Incentive Plan was approved by stockholders at the June 10, 2014 Annual Meeting.  The plan provides for the grant and issuance of up to 675,000 shares and options to the Company’s employees, directors and consultants.  Upon approval of the 2014 Equity Incentive Plan, all shares of common stock that remained available for award under the 2009 Equity Incentive Plan were cancelled.   Following registration of the 2014 Plan on Form S-8, the Company entered into revised employment agreements with certain senior management that provide for the issuance of up to 162,500 Restricted Stock Units (“RSU’s”) during the period July 1, 2014 through December 31, 2016 and the issuance of up to 200,000 RSU’s in connection with obtaining construction financing for the Water Project.  Of the 162,500 restricted stock units granted on July 1 pursuant to these employment agreements, 16,250 shares are vested as of September 30, 2014.

    Under the 2014 Equity Incentive Plan, each outside director receives $30,000 of cash compensation and receives a deferred stock award consisting of shares of the Company’s common stock with a value equal to $20,000 on June 30 of each year.  The award accrues on a quarterly basis, with $7,500 of cash compensation and $5,000 of stock earned for each fiscal quarter in which a director serves.  The deferred stock award vests automatically on January 31 in the year following the award date.

    All options that have been issued under the above plans have been issued to officers, employees and consultants of the Company.  In total, options to purchase 822,500 shares were unexercised and outstanding on September 30, 2014, under the three equity incentive plans.

    The Company recognized no stock option related compensation costs in the nine months ended September 30, 2014, and $39,000 in the nine months ended September 30, 2013.  No options were exercised during the nine months ended September 30, 2014.

Stock Awards to Directors, Officers, and Consultants

    The Company has granted stock awards pursuant to its 2009 Equity Incentive Plan and 2014 Equity Incentive Plan.

    Of the total 850,000 shares reserved under the 2009 Equity Incentive Plan, 115,000 restricted shares of common stock were granted on January 14, 2010, and 140,000 restricted shares of common stock were granted on January 10, 2011.  Of the remaining 595,000 shares reserved under the 2009 Equity Incentive Plan, 42,265 shares of common stock were awarded to directors and 507,500 were issued as options as described above as of September 30, 2014.  Upon approval of the 2014 Equity Incentive Plan in June 2014, 45,235 shares remaining available for award under the 2009 Equity Incentive Plan were cancelled.

    Under the 2014 Equity Incentive Plan, 20,696 shares have been awarded to the Company’s directors and consultants.  Of the 20,696 shares awarded, 14,514 shares awarded to the Company’s directors for services performed during the plan year ended June 30, 2014 will vest and be issued on January 31, 2015.

    The Company recognized stock-based compensation costs of $544,000 and $443,000 for the nine months ended September 30, 2014 and 2013, respectively.
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

    On October 30, 2012, the Company increased the capacity of its then existing Term Loan facility with an additional $5 million facility.  Concurrently with the funding of the facility, the Company issued warrants to the lenders to purchase an aggregate of 250,000 shares of its common stock.  These warrants have an exercise price of $10 per share and must be exercised not later than two years from the date of issuance.  In August and September of 2014, holders of 137,500 warrants exercised their warrants in a cashless exercise.  As a result, 24, 441 shares of common stock were issued to the holders.

    As of September 30, 2014, 334,723 warrants remain outstanding.

    On October 30, 2014, 112,500 warrants expired.  Following the expiration of these warrants, 222,223 remain outstanding.

NOTE 4 – INCOME TAXES

    As of September 30, 2014, the Company had net operating loss (“NOL”) carryforwards of approximately $217 million for federal income tax purposes and $124 million for California state income tax purposes.  Such carryforwards expire in varying amounts through the year 2034.  Use of the carryforward amounts is subject to a significant annual limitation as a result of ownership changes.

    As of September 30, 2014, the Company possessed unrecognized tax benefits totaling approximately $2.4 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.

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
  back to index

NOTE 5 – NET LOSS PER COMMON SHARE

    Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding.  Options, deferred stock units, warrants and the zero coupon term loan convertible into or exercisable for certain shares of the Company’s common stock were not considered in the computation of diluted net loss per share because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 8,713,000 and 6,485,000 for the three months ended September 30, 2014 and 2013, respectively, and 8,477,000 and 8,142,000 for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

    In 2012, the Company was named as a real-party-in-interest in nine lawsuits challenging the various Water Project approvals granted by Santa Margarita Water District (“SMWD”) and the County of San Bernardino (“County”) under the California Environmental Quality Act (“CEQA”).  In 2013, three of the nine cases were dismissed or otherwise settled.  Administrative trial for the six remaining cases began in December 2013 and concluded in February 2014.  During the quarter ended September 30, 2014, the trial court issued final signed judgments (“Judgments”) in these cases, which denied all six petitions and upheld the environmental review and approvals granted by SMWD and the County.  The Judgments also awarded costs to SMWD, the County, Cadiz and Fenner Valley Mutual Water Company as the prevailing parties in the cases.  The petitioners have 60 days following the Court’s entry of judgment to file an appeal.  To date, the petitioners have filed notices of appeal in four of the six cases.  The Company is unable to determine whether or not the petitioners will appeal the rulings in the remaining two cases prior to the appeal deadline of December 1, 2014.

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

Executive Summary

    At present, the Company is primarily focused on the development of the Cadiz Valley Water Conservation, Recovery and Storage Project (“Water Project” or “Project”), which will capture and conserve millions of acre-feet of native groundwater currently being lost to evaporation from the aquifer system beneath our Cadiz Valley property and deliver it to water providers throughout Southern California (see “Water Resource Development”).  We believe that the ultimate implementation of this Water Project will create the primary source of our future cash flow and, accordingly, our working capital requirements relate largely to the development activities associated with this Water Project.  During the quarter ended September 30, 2014, the California Superior Court issued final signed judgments (“Judgments”) affirming the previously announced decisions that the public agencies, Santa Margarita Water District (“SMWD”) and the County of San Bernardino (“County”), each acted properly in approving the Water Project under the California Environmental Quality Act (“CEQA”).   The Judgments also awarded costs to SMWD, the County, Cadiz and Fenner Valley Mutual Water Company as the prevailing parties in the cases. The petitioners have 60 days following the Court’s entry of judgment to file an appeal.  To date, notices of appeal have been filed in four of the six cases.  See Part II – Other Information, Item 1. Legal Proceedings.  We will continue to progress implementation of the Water Project as set out in Water Resource Development, below, during any appeals process.

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
  back to index

    In addition to our sustainable agricultural operations, we believe that the long-term value of our land assets can best be derived through the development of a combination of water supply and storage projects at our properties.  The primary factor driving the value of such projects is continuing pressure on water supplies throughout California, including environmental and regulatory restrictions on each of the State’s three main water sources:  the State Water Project, the CRA and the Los Angeles Aqueduct.  Southern California’s water providers rely on imports from these systems for a majority of their water supplies, but deliveries from all three into the region have been below capacity over the last several years.  Availability of supplies in California also differs greatly from year to year due to natural hydrological variability.  In January 2014, California’s Governor declared a drought emergency for the entire state as a result of record-low winter precipitation and depleted reservoir storage levels.  In July 2014, the California State Water Resources Control Board adopted drought regulations that give local agencies the authority to fine those who waste water up to $500 a day. In mid-October 2014, according to the United States Drought Monitor, more than 95% of California was in a severe drought condition. Further, deliveries from the State Water Project, which provides water supplies from Northern California to the central and southern parts of the state, have been limited to just 5% of capacity for 2014 in response to these drought conditions as well as ongoing regulatory restrictions.  Faced with severe drought conditions and systemic challenges to the state’s traditional supplies, Southern California water providers are actively seeking new, reliable supply solutions to plan for both short and long-term water needs.

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
  back to index

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

(1)	A Water Conveyance Pipeline Right-of-Way from the Water Project Area to a Delivery System

    In September 2008, we secured a right-of-way for the Water Project’s water conveyance pipeline by entering into a lease agreement with the Arizona & California Railroad Company (“ARZC”), which operates an active shortline railroad extending from Cadiz to Matthie, Arizona.  The agreement allows for the use of a portion of the railroad’s right-of-way to construct and operate a water conveyance pipeline for a period of up to 99 years.  The buried pipeline would be constructed parallel to the railroad tracks and be used to convey water between our Cadiz Valley property and the CRA in Freda, California.  Our lease agreement with the ARZC also expressly requires that the Project further several railroad purposes and, under the terms of the lease agreement, the ARZC reserved water supplies from the Project for its operational needs as well as access to Project facilities, such as roads and power appurtenances, for the benefit of its railroad operation.  In September 2013, we also entered into a trackage rights agreement with the ARZC that would enable the operation of steam-powered, passenger excursion trains on the line powered by water made available from the pipeline.

    The pipeline route was fully analyzed in the Water Project’s Final Environmental Impact Report (“EIR”) as part of the CEQA environmental review process completed in 2012 and was found to be the environmentally preferred route for the pipeline.  Our plans to construct the Project pipeline within the railroad right-of-way is similar to and modeled from the thousands of other existing longitudinal uses of rail corridors in place across the Unites States today, such as telecommunications lines, natural gas and petroleum product lines and other water lines.  Under the General Railroad Right-of-Way Act of March 3, 1875 (“1875 Act”), according to which many of these railroad corridors were established, a railroad can lease its property for third party uses without consent of the federal government so long as the use also serves railroad purposes.
  back to index

    In August 2014, the U.S. Bureau of Land Management issued guidance (Instruction Memorandum No. 2014-122) to its field offices requiring the evaluation of all existing and proposed uses of 1875 Act railroad rights-of-way to determine whether or not they further a railroad purpose.  If the BLM determines that a third-party use does further a railroad purpose, then the railroad or third parties authorized by it may proceed with the activity without further federal consent or involvement.  If BLM determines that the proposed activity does not further a railroad purpose, then the railroad or third parties authorized by it will have to obtain a permit from BLM in order to proceed.  We are currently in communication with the BLM regarding its assessment of the Project’s proposed use of the ARZC right-of-way and the numerous railroad purposes served, as directed by the new guidance.

    In addition to this planned pipeline, we also acquired an unused natural gas pipeline (as described in “Existing Pipeline Asset” below) that exists in the Project area as a means to access additional distribution systems in Phase II of the Project.  Initial feasibility studies indicate that this pipeline could be used as a component of the Project to distribute water to Project participants or import water for storage at the Project area during Phase II.  The potential use of this pipeline by the Project was preliminarily analyzed as part of the Project’s EIR.  Additional environmental review would be required prior to converting this line for water distribution.

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

    Following CEQA certification, SMWD was the first participant to convert its option agreement and adopt resolutions approving a Water Purchase and Sale Agreement for 5,000 acre-feet of water.  The structure of the SMWD purchase agreement calls for an annually adjusted water supply payment, plus their pro rata portion of the capital recovery charge and operating and maintenance costs.  The capital recovery charge is calculated by amortizing the total capital investment by the Company over a 30-year term.  Under the terms of the option agreements with the other five water providers, each agency has the right to acquire an annual supply of 5,000 acre-feet of water at $775 per acre-foot (2010 dollars), which is competitive with their incremental cost of new water.  In addition, these agencies have options to acquire storage rights in the Water Project to allow them to manage their supplies to complement their other water resources.  We are currently working with these water providers to convert their option agreements to definitive economic agreements.
back to index

    During the quarter ended September 30, 2014, we executed Letters of Intent (“LOIs”) with two California water providers and two California agricultural entities reserving up to 20,000 acre-feet of water per year from the Project at $960/acre-foot delivered to the Colorado River Aqueduct.   The participation of these entities in the Project is contingent upon a satisfactory conveyance arrangement and completion of supplemental environmental review.

    We have now executed LOIs, option agreements and purchase agreements that are in excess of Project capacity. We are continuing to advance discussions with additional water providers and agricultural districts interested in also acquiring rights to available Project supplies. To account for any oversubscription, participation in the Project will be prioritized in the final definitive purchase agreements.

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
  back to index

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

    Third parties in California have the ability to challenge CEQA approvals in State Court.  In 2012, the Company was named as a real-party-in-interest in nine lawsuits challenging the various Water Project approvals granted by SMWD and San Bernardino County.  In 2013, three cases were dismissed or otherwise settled.  The six remaining cases, which were brought by two petitioners, proceeded to trial in December 2013.  On September 29, 2014, the trial court issued final judgments in these cases. The final judgments denied all six petitions and upheld the environmental review and approvals granted by SMWD and San Bernardino County.  The Judgments also awarded costs to SMWD, the County, Cadiz and Fenner Valley Mutual Water Company as the prevailing parties in the cases.  The petitioners have 60 days following the Court’s entry of judgment to file an appeal.  To date, the petitioners have filed notices of appeal in four of the six cases.  See Part II – Other Information, Item 1. Legal Proceedings.

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
  back to index

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
  back to index

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
  back to index

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

Results of Operations

Three Months Ended September 30, 2014, Compared to Three Months Ended September 30, 2013

    We have not earned significant revenues from our water resource and real estate development activity to date.  Our revenues have been limited to our agricultural operations.  As a result, we have historically incurred a net loss from operations.  We had revenues of $305 thousand during the three months ended September 30, 2014, compared with $182 thousand in revenues during the three months ended September 30, 2013.  We incurred a net loss of $4.6 million for the three months ended September 30, 2014, compared with $4.8 million for the three months ended September 30, 2013.

    Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e., general and administrative expense) and our interest expense.  We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.
  back to index

Revenues  We had revenues of $305 thousand during the three months ended September 30, 2014, and $182 thousand during the three months ended September 30, 2013.  The increase in revenue in 2014 was primarily due to a larger raisin crop in 2014 in comparison to the 2013 raisin crop.

Cost of Sales  Cost of sales was $282 thousand for the three months ended September 30, 2014, and $292 thousand for the three months ended September 30, 2013.

General and Administrative Expenses General and administrative expenses were $2.3 million during the three months ended September 30, 2014, and $2.9 million during the three months ended September 30, 2013.  Non-cash compensation costs for stock and option awards are included in General and Administrative Expenses.

    Compensation costs from stock and option awards for the three months ended September 30, 2014, were $483 thousand, compared with $29 thousand for the three months ended September 30, 2013.  The higher 2014 expense reflects the vesting schedules of stock awards under the 2014 equity incentive plan.

    General and Administrative Expenses, exclusive of stock-based compensation costs, totaled $1.8 million and $2.9 million for the three months ended September 30, 2014 and 2013, respectively.  The decrease in general and administrative expenses in 2014 was primarily related to lower litigation costs related to the Water Project due to the timing of the administrative trial (see “Water Resource Development”, above).

Depreciation Depreciation expense totaled $63 thousand for each of the three months ended September 30, 2014 and 2013.

Interest Expense, net  Net interest expense totaled $2.2 million during the three months ended September 30, 2014, compared to $1.7 million during the same period in 2013.  The higher interest expense for the three months ended September 30, 2014 related to our expanded working capital facility in October 2013.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	September 30,
	2014	2013

Interest on outstanding debt	$1,970	$1,633
Amortization of financing costs	59	56
Amortization of debt discount	161	-

	$2,190	$1,689

Income Taxes  Income tax expense for each of the three months ended September 30, 2014 and 2013 was $1 thousand.  See Note 4 to the Consolidated Financial Statements - “Income Taxes”.
back to index

Nine Months Ended September 30, 2014, Compared to Nine Months Ended September 30, 2013

    We had revenues of $320 thousand for the nine months ended September 30, 2014, compared with $190 thousand in revenues during the nine months ended September 30, 2013.  We incurred a net loss of $13.8 million in the nine months ended September 30, 2014, compared with a $16.7 million net loss during the nine months ended September 30, 2013.  The higher 2013 loss was primarily due to litigation costs and the loss on extinguishment of debt and debt refinancing.

Revenues  We had revenues of $320 thousand during the nine months ended September 30, 2014, and $190 thousand during the nine months ended September 30, 2013.  The increase in revenue in 2014 was primarily due to a larger raisin crop in 2014 in comparison to the 2013 raisin crop.

Cost of Sales  Cost of sales was $282 thousand for the nine months ended September 30, 2014, and $292 thousand for the nine months ended September 30, 2013.

General and Administrative Expenses General and administrative expenses during the nine months ended September 30, 2014 totaled $7.3 million compared to $9.6 million for the nine months ended September 30, 2013.  Non-cash compensation costs for stock and option awards are included in General and Administrative Expenses.

    Compensation costs from stock and option awards for the nine months ended September 30, 2014, totaled $544 thousand compared with $482 thousand for the nine months ended September 30, 2013.  The 2014 expense reflects the vesting schedules of stock awards under the 2014 equity incentive plan, while the 2013 expense is related to shares awarded to the law firm of Brownstein Hyatt Faber and Schreck LLP for certain legal and advisory services to the Company.

    Other general and administrative expenses, exclusive of stock-based compensation costs, totaled $6.8 million in the nine months ended September 30, 2014, compared with $9.1 million for the nine months ended September 30, 2013.  The decrease in general and administrative expenses in 2014 was primarily due to lower litigation costs related to the Water Project due to the timing of the administrative trial (see “Water Resource Development”, above).

Depreciation Depreciation expense totaled $190 thousand for the nine months ended September 30, 2014, and $191 thousand for the nine months ended September 30, 2013.

Interest Expense, net  Net interest expense totaled $6.3 million during the nine months ended September 30, 2014, compared to $5.7 million during the same period in 2013.  The higher interest expense for the nine months ended September 30, 2014 related to our expanded working capital facility in October 2013.  The following table summarizes the components of net interest expense for the two periods (in thousands):
  back to index

	Nine Months Ended
	September 30,
	2014	2013

Interest on outstanding debt	$5,659	$4,297
Amortization of financing costs	168	169
Amortization of debt discount	469	1,249

	$6,296	$5,715

Income Taxes  Income tax expense was $3 thousand for the nine months ended September 30, 2014, and $5 thousand for the nine months ended September 30, 2013.  See Note 4 to the Consolidated Financial Statements – “Income Taxes”.

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

    We believe that by breaking our debt into two components, we now have the flexibility to incorporate project financing for the Water Project, as necessary, into our current debt structure.  While the $30 million senior term loan would be required to be repaid by any necessary project financing, the $53.5 million of Convertible Notes have been designed to allow project financing to be placed ahead of it in terms of priority.
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

    Both the Senior Secured Debt and the Convertible Notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit our ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on our ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the new loans were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At September 30, 2014, we were in compliance with our debt covenants.

    As we continue to actively pursue our business strategy, additional financing will continue to be required.  See “Outlook”, below.  The covenants in the term debt do not prohibit our use of additional equity financing and allow us to retain 100% of the proceeds of any equity financing.  We do not expect the loan covenants to materially limit our ability to finance our Water Project development activities.

    At September 30, 2014, we had no outstanding credit facilities other than the Senior Secured Debt and the Convertible Notes described above.

Cash Used for Operating Activities.  Cash used for operating activities totaled $8.5 million and $12.6 million for the nine months ended September 30, 2014 and 2013, respectively.  The cash was primarily used to fund general and administrative expenses related to our Water Project development efforts and litigation costs for the nine month periods ended September 30, 2014 and 2013.  Additionally, a $3.3 million cash payment was made in March 2013 related to the lease agreement with the Arizona & California Railroad Company to use a portion of the railroad’s right-of-way to construct and operate a water conveyance pipeline which is reflected in the increase in other assets in the consolidated statement of cash flows.

Cash Used for Investing Activities.  Cash used for investing activities during the nine months ended September 30, 2014 was $25 thousand compared with $167 thousand during the same period in 2013.

Cash (Used for) Provided by Financing Activities.  Cash used for financing activities for the nine months ended September 30, 2014 was $8 thousand compared with $16.3 million provided by financing activities during the same period in 2013. The 2013 period included $17.5 million of proceeds as part of the issuance of long-term debt, offset by $1.2 million in debt issuance costs related to the debt refinancing.

Outlook

    Short-Term Outlook.  Our existing cash resources of $3.4 million provide us with sufficient funds to meet our expected working capital needs through the end of the first quarter of 2015.  We will require additional working capital to fund operations beginning in the second quarter of 2015.  We expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities.  See “Long-Term Outlook”.  No assurances can be given, however, as to the availability or terms of any new financing.
  back to index

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

    We are evaluating the amount of cash needed, and the manner in which such cash will be raised, on an ongoing basis.  We may meet any future cash requirements through a variety of means, including equity or debt placements, or through the sale or other disposition of assets.  Equity placements would be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon our existing stockholders.  Limitations on our liquidity and ability to raise capital may adversely affect us.  Sufficient liquidity is critical to meet our resource development activities.  Although we currently expect our sources of capital to be sufficient to meet our near-term liquidity needs, there can be no assurance that our liquidity requirements will continue to be satisfied.  If the Company cannot raise needed funds, it might be forced to make substantial reductions in its operating expenses, which could adversely affect its ability to implement its current business plan.  See Note 1 to the Consolidated Financial Statements – “Description of Business and Summary of Significant Accounting Policies” for further information.

Recent Accounting Pronouncements

    See Note 1 to the Consolidated Financial Statements – “Description of Business and Summary of Significant Accounting Policies”.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

    As of September 30, 2014, all of the Company's indebtedness bore interest at fixed rates; therefore, the Company is not exposed to market risk from changes in interest rates on long-term debt obligations.

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

    The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to its Board of Directors.  Based on their evaluation as of September 30, 2014, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.
  back to index

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

CEQA Claims Challenging Water Project Approvals

    As noted in Item 3. Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, third parties have the ability in California to file litigation challenging the approval of a development project.  In 2012, we were named as a real party in interest in nine (9) lawsuits related to the Water Project approvals granted in 2012 by the Santa Margarita Water District (“SMWD”) and the County of San Bernardino (“County”) in accordance with the California Environmental Quality Act (“CEQA”).  Three (3) of these cases were subsequently dismissed or otherwise settled leaving six lawsuits brought by two (2) petitioners. The six lawsuits were coordinated in Orange County Superior Court (“Court”) before one judge in 2013.

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

    Administrative trial for the six lawsuits began in December 2013 and concluded in February 2014.  In May 2014, the trial court judge issued a Minute Order denying all claims challenging the Project’s environmental review and upholding all of the Project approvals. In August 2014, the trial court then issued final Statements of Decision which set forth the basis for the findings of the Minute Order.  On September 29, 2014, the trial court issued final signed judgments (“Judgments”) formally denying all claims brought in the six lawsuits and upholding the environmental approvals of the Water Project. The Judgments also awarded costs to SMWD, the County, Cadiz and Fenner Valley Mutual Water Company as the prevailing parties in the cases. The Judgments served as the trial court’s final actions in the six cases.

    The petitioners have 60 days from the filing of the Judgments to appeal the trial court decisions.  To date, notices of appeal have been filed in the four cases brought by Tetra.  The Company is unable to determine whether or not the petitioners in the remaining two cases will appeal the rulings prior to the appeal deadline of December 1, 2014. The Company’s expectations regarding the completion of required tasks to advance Project implementation and prepare for Project construction are unchanged by the appeals process.
  back to index

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

Cadiz Inc.

By:	/s/ Scott S. Slater	November 6, 2014
	Scott S. Slater	Date
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Timothy J. Shaheen	November 6, 2014
	Timothy J. Shaheen	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)

back to index