Form 10-K
period 2014-12-31
CADIZ INC
filed 2015-03-09
CIK 727273

united states
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2014
OR
☑    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Yes ___  No   √
The aggregate market value of the common stock held by nonaffiliates as of June 30, 2014 was approximately $123,066,837 based on 14,773,930 shares of common stock outstanding held by nonaffiliates and the closing price on that date.  Shares of common stock held by each executive officer and director and by each entity that owns more than 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 4, 2015, the Registrant had 17,718,600 shares of common stock outstanding.

Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement to be filed for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.  The Registrant is not incorporating by reference any other documents within this Annual Report on Form 10-K except those footnoted in Part IV under the heading “Item 15. Exhibits, Financial Statement Schedules”.

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

Overview

    We are a land and water resource development company with 45,000 acres of land in three areas of eastern San Bernardino County, California.  Virtually all of this land is underlain by high-quality, naturally recharging groundwater resources, and is situated in proximity to the Colorado River and the Colorado River Aqueduct (“CRA”), a major source of imported water for Southern California.  Our main objective is to realize the highest and best use of our land and water resources in an environmentally responsible way.

    For more than 20 years, we have maintained an agricultural development at our 34,000-acre property in the Cadiz and Fenner valleys of eastern San Bernardino County (the “Cadiz/Fenner Property”), relying upon groundwater from the underlying aquifer system for irrigation.  In 1993, we secured permits to develop agriculture on up to 9,600 acres of the Cadiz/Fenner Property and withdraw more than one million acre-feet of groundwater from the underlying aquifer system.  Since that time, we have maintained various levels of agriculture at the property and this operation has provided our principal source of revenue.

    In addition to our sustainable agricultural operations, we believe that the long-term value of our land assets can best be derived through the development of a combination of water supply and storage projects at our properties.  At present, Cadiz Inc. (“Cadiz” or the “Company”) is primarily focused on the development of the Cadiz Valley Water Conservation, Recovery and Storage Project (“Water Project” or “Project”), which will capture and conserve millions of acre-feet1 of native groundwater currently being lost to evaporation from the aquifer system beneath our Cadiz/Fenner Property and deliver it to water providers throughout Southern California (see “Water Resource Development”).  We believe that the ultimate implementation of this Water Project will create the primary source of our future cash flow and, accordingly, our working capital requirements relate largely to the development activities associated with this Water Project.

1 One acre-foot is equal to approximately 326,000 gallons or the volume of water that will cover an area of one acre to a depth of one-foot.  An acre-foot is generally considered to be enough water to meet the annual water needs of one average California household.

    The primary factor driving the value of such projects is continuing pressure on water supplies throughout California which has led Southern California water providers to actively seek new, reliable supply solutions to plan for both short and long-term water needs. This includes environmental and regulatory restrictions on each of the State’s three main water sources:  the State Water Project, which provides water supplies from Northern California to the central and southern parts of the state, the CRA and the Los Angeles Aqueduct.  Southern California’s water providers rely on imports from these systems for a majority of their water supplies, but deliveries from all three into the region have been below capacity over the last several years.

    Availability of supplies in California also differs greatly from year to year due to natural hydrological variability.  In January 2014, California’s Governor declared a drought emergency for the entire state as a result of record-low winter precipitation and depleted reservoir storage levels.  California continues to be mired in a long-term drought and January 2015 was one of the driest months on record for the state.  According to the United States Drought Monitor, as of February 2015 more than 93% of California is in a severe drought condition.  Further, deliveries from the State Water Project have been limited to just 15% of capacity.

    In addition to our water resource development activities, we also continue to explore additional uses of our land and water resource assets, including new agricultural opportunities, the development of a land conservation bank on our properties outside the Water Project area and other long-term legacy uses of our properties, such as habitat conservation and cultural uses.

    In addition to these development efforts, we will also pursue strategic investments in complementary business or infrastructure to meet our objectives.  We cannot predict with certainty when or if these objectives will be realized.

(a)     General Development of Business

    We are a Delaware corporation formed in 1992.  As part of our historical business strategy, we have conducted our land acquisition, water development activities, agricultural operations, and land development initiatives to maximize the long-term value of our properties and future prospects (see “Narrative Description of Business”).

    Our initial focus was on the acquisition of land and the assembly of contiguous land holdings through property exchanges to prove the quantity and quality of water resources in the Mojave Desert region of eastern San Bernardino County.  We subsequently established agricultural operations on our properties in the Cadiz/Fenner Valley and sought to develop the water resources underlying that site.  In 1993, we secured permits to develop up to 9,600 acres of agriculture at the Cadiz/Fenner Property and withdraw more than one million acre-feet of groundwater from the underlying aquifer system.  The agricultural operations include vineyards, citrus orchards and seasonal vegetables.

    The agricultural development demonstrated that the geology and hydrology of the property is also uniquely suited and able to support a project that could offer additional water supplies and water storage opportunities in Southern California.

    In 1997, we entered into the first of a series of agreements with the Metropolitan Water District of Southern California (“Metropolitan”), the largest water wholesaler in the region and owner of the nearby Colorado River Aqueduct (“CRA”), to jointly design, permit, and build such a project (“2002 Project”).  Between 1997 and 2002, we and Metropolitan received substantially all of the state and federal approvals required for the permits necessary to construct and operate the 2002 Project, including a Record of Decision (“ROD”) from the U.S. Department of the Interior, which approved the 2002 Project and offered a right-of-way for construction of facilities, including a 35-mile water conveyance pipeline from the Cadiz/Fenner Property to the CRA across federal lands.  In October 2002, Metropolitan’s staff brought the right-of-way matter before its Board of Directors.  By a very narrow margin, the Metropolitan Board voted not to accept the right-of-way grant nor proceed with the 2002 Project.

    Following Metropolitan’s decision, we began to pursue new partnerships and redesigned the 2002 Project to meet the changing needs of Southern California’s water providers.  We invested in significant scientific and technical analysis of the groundwater resources in the Cadiz/Fenner Valley as part of this effort, and focused on the safe and sustainable management of the aquifer system beneath our Cadiz/Fenner Property with the goal of providing a reliable, annual water supply for the region.  In September 2008 we entered into a lease agreement with the Arizona & California Railroad Company (“ARZC”) to utilize its existing right-of-way between the Cadiz property and the Colorado River Aqueduct (“CRA”) to construct a pipeline able to deliver water from the property into the existing Southern California water transportation system. Between 2010 and 2011 six Southern California water providers executed option agreements to participate in the new Water Project.  Under our lease agreement, the ARZC also reserved water from the Water Project to serve a variety of critical railroad purposes.

    In accordance with the California Environmental Quality Act (“CEQA”), the Water Project began an environmental review and permitting process in 2011 led by Santa Margarita Water District (“SMWD”), one of the Project participants (see “Water Resource Development” below for a full description of the Water Project).  After an extensive review process, the SMWD Board of Directors certified the Final Environmental Impact Report on July 31, 2012 and became the first participating agency to convert its option agreement to a Water Purchase and Sale Agreement for firm supplies from the Water Project. On October 1, 2012, San Bernardino County (“County”), a Responsible Agency under CEQA, also adopted CEQA findings and approved the Project’s Groundwater Monitoring, Management and Mitigation Plan (‘GMMMP”, “Plan”) and the withdrawal of 50,000 acre-feet (AF) of water per year for 50 years.

    Following receipt of these critical approvals, we were named as a real-party-in-interest in nine lawsuits brought by parties seeking a reconsideration of the environmental documents and limitation of the Project approvals granted by SMWD and the County.  Three of these cases were subsequently dismissed or otherwise settled and six lawsuits brought by two petitioners proceeded to trial in Orange County Superior Court (“Court”) before one judge in December 2013.  In September 2014, the Court issued final signed judgments (“Judgments”) formally denying all claims brought in the six lawsuits.  The Judgments upheld the environmental review and approvals of the Water Project and also awarded costs to SMWD, the County, Cadiz and Fenner Valley Mutual Water Company as the prevailing parties in the cases. The Judgments served as the Court’s final actions in the six cases.

    Following receipt of the Judgments, we executed Letters of Intent (“LOIs”) and definitive contracts with additional water providers and agricultural entities and, combined with the option agreements entered into in 2010-2011, we have executed LOIs, option agreements and purchase agreements in excess of Project capacity. We expect to account for any oversubscription as we finalize the definitive purchase agreements prior to construction.

    During the fourth quarter of 2014, the petitioners in the six original Court cases filed independent appeals of the six Judgments with the California Court of Appeals, Fourth District. These appeals were anticipated and are expected to be heard by the Appeals Court in 2015.  The appeals process is not projected to have any impact on the Company’s ongoing implementation and pre-construction activities for the Water Project, including finalization of contracts with the California water providers and agricultural entities described above.

    While the appeals process proceeds this year, we expect to continue final design of engineering plans, including arrangements with Metropolitan Water District of Southern California regarding conveyance of Project water in the Colorado River Aqueduct, begin further environmental review of Phase II of the Project, which would incorporate our 96-mile Cadiz to Barstow, California pipeline asset into our overall business plans, and progress construction financing arrangements for Phase 1.  See “Narrative Description of Business” below for more detail.

(b)     Financial Information about Industry Segments

    Our primary business is to acquire and develop land and water resources.  Our agricultural operations are confined to limited farming activities at the Cadiz/Fenner Property.  As a result, our financial results are reported in a single segment.  See Consolidated Financial Statements.  See also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

    The Cadiz Valley Water Conservation, Recovery and Storage Project (the “Water Project” or “Project”) is designed to supply, capture and conserve billions of gallons of renewable native groundwater currently being lost annually to evaporation from the aquifer system underlying our Cadiz/Fenner Property, and provide a reliable water supply to water users in Southern California.  By implementing established groundwater management practices, the Water Project will create a new, sustainable water supply for project participants without adversely impacting the aquifer system or the desert environment.  The total quantity of groundwater to be recovered and conveyed to Water Project participants will not exceed a long-term annual average of 50,000 acre-feet per year for 50 years.  The Project also offers participants the ability to carry-over their annual supply, and store it in the groundwater basin from year to year.  A second phase of the Water Project, Phase II, will offer approximately one million acre-feet of underground storage capacity that can be used to hold imported water supplies at the Water Project area.

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

(1)	A Water Conveyance Pipeline Right-of-Way from the Water Project Area to a Delivery System

    In September 2008, we secured a right-of-way for the Water Project’s water conveyance pipeline by entering into a lease agreement with the Arizona & California Railroad Company (“ARZC”), which operates an active shortline railroad extending from Cadiz to Matthie, Arizona.  The agreement allows for the use of a portion of the railroad’s right-of-way to construct and operate a water conveyance pipeline for a period up to 99 years.  The buried pipeline would be constructed parallel to the railroad tracks and be used to convey water between our Cadiz/Fenner Property and the CRA in Freda, California.

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

    The pipeline route was fully analyzed in the Water Project’s Final Environmental Impact Report (“EIR”) as part of the CEQA environmental review process completed in 2012 and was found to be the environmentally preferred route for the pipeline.  Our plan to construct the Project pipeline within the railroad right-of-way is similar to, and modeled after, the thousands of other existing longitudinal uses of rail corridors in place across the United States today, such as telecommunications lines, natural gas and petroleum product lines and other water lines.  Under the General Railroad Right-of-Way Act of March 3, 1875 (“1875 Act”), according to which many of these railroad corridors were established, a railroad can lease its property for third party uses without consent of the federal government so long as the use also serves railroad purposes.

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

    In addition to this planned pipeline, we also acquired an unused natural gas pipeline (as described in “Existing Pipeline Asset” below) that exists in the Water Project area as a means to access additional distribution systems in Phase II of the Water Project.  Initial feasibility studies indicate that this pipeline could be used as a component of the Water Project to distribute water to participants or import water for storage at the Water Project area in Phase II.  The potential use of this pipeline was preliminarily analyzed as part of the Water Project’s EIR.  Additional environmental review would be required prior to converting this line for water distribution.

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

    Following CEQA certification, SMWD was the first participant to convert its option agreement and adopt resolutions approving a Water Purchase and Sale Agreement for 5,000 acre-feet of water.  The structure of the SMWD purchase agreement calls for an annually adjusted water supply payment, plus a pro rata portion of the capital recovery charge and operating and maintenance costs.  The capital recovery charge is calculated by amortizing the total capital investment by the Company over a 30-year term.  Under the terms of the option agreements with the other five water providers named above, each agency has the right to acquire an annual supply of 5,000 acre-feet of water at $775 per acre-foot (2010 dollars), which is competitive with their incremental cost of new water.  In addition, these agencies have options to acquire storage rights in the Water Project to allow for the management of their Water Project supplies in complement with their other water resources.  We are currently working with these water providers to convert their option agreements to definitive economic agreements.

    In 2014, we also executed Letters of Intent (“LOIs”) with two California water providers and two California agricultural entities reserving up to 20,000 acre-feet of water per year from the Water Project at $960/acre-foot (2014 dollars) delivered to the Colorado River Aqueduct.  In December 2014, we converted one of these LOIs with San Luis Water District (“San Luis”) to a Water Purchase and Sale Agreement (“PSA”) for 10,000 acre-feet per year.  Under the terms of the PSA, San Luis will pay an initial price of $960 per acre-foot (“AF”)(2014 dollars) for water made available to it by the Project.  The payment will be adjusted annually in accordance with the Bureau of Labor Statistics Water and Sewer Maintenance Index up to a maximum of five percent (5%) per year.  San Luis also secured the right to acquire specified carry-over storage rights in the Water Project to achieve year-to-year flexibility in its use of water for $1,500 per AF and an annual management fee of $20 per AF of acquired storage capacity.  Any delivery of the water from the Project to San Luis will be subject to an exchange with the Metropolitan Water District of Southern California or another eligible State Water Project contractor and terms of which will be finalized prior to commencement of Project construction.

    We have executed LOIs, option agreements and purchase agreements that are in excess of Water Project capacity and are working collaboratively with the remaining water providers to account for any oversubscription as we progress final definitive PSAs.

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

    Further, and also prior to beginning the formal environmental permitting process,  we entered into a Memorandum of Understanding (“MOU”) with the Natural Heritage Institute (“NHI”), a leading global environmental organization committed to protecting aquatic ecosystems, to assist with our efforts to sustainably manage the development of our Cadiz/Fenner Property.  As part of this “Green Compact”, we will follow stringent plans for groundwater management and habitat conservation.

    As discussed in (2), above, we entered into environmental cost-sharing agreements with all participating water providers creating a framework for funds to be committed by each participant to share in the costs associated with the CEQA review work.  SMWD served as the lead agency for the review process, which began in February 2011 with SMWD’s issuance of a Notice of Preparation (“NOP”) of a Draft Environmental Impact Report (“Draft EIR”).

    Following two NOP public scoping meetings, SMWD released the Draft EIR in December 2011.  The Draft EIR analyzed potential impacts to environmental resources at the Water Project area, including critical resources of the desert environment such as vegetation, mountain springs, and water and air quality.  The analysis of the Water Project considered peer-reviewed technical reports, independently collected data, existing reports and the Project’s state of the art Groundwater Management, Monitoring and Mitigation Plan (“GMMMP”).  SMWD held a 100-day public comment period for the Draft EIR, during which SMWD hosted two public comment meetings and an informational workshop.

    In May 2012, SMWD, Cadiz and the County of San Bernardino also entered into a Memorandum of Understanding creating the framework for finalizing the GMMMP in accordance with the County’s desert groundwater ordinance.

    In July 2012, SMWD released the Final EIR and responses to public comments.  The Final EIR summarized that, with the exception of unavoidable short-term construction emissions, by implementing the measures developed in the GMMMP, the Project will avoid significant impacts to desert resources.  A public hearing was held on July 25, 2012 by the SMWD Board of Directors to take public testimony and consider certification of the Final EIR.  On July 31, 2012, the SMWD Board of Directors certified the Final EIR.

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

    Third parties in California have the ability to challenge CEQA approvals in State Court and, in 2012, the Company was named as a real-party-in-interest in nine lawsuits challenging the various Water Project approvals granted by SMWD and San Bernardino County.  In 2013, three cases were dismissed or otherwise settled.  Trial in the six remaining cases, which were brought by two petitioners, began in December 2013 and concluded in February 2014. In September 2014, the Court issued final signed judgments (“Judgments”) formally denying all claims brought in the six lawsuits.  The Judgments upheld the environmental review and approvals of the Water Project and also awarded costs to SMWD, the County, Cadiz and Fenner Valley Mutual Water Company as the prevailing parties in the cases. The Judgments served as the Court’s final actions in the six cases.

    During the fourth quarter of 2014, the petitioners filed independent appeals of the six Judgments in the California Court of Appeals, Fourth District. See Item 3, “Legal Proceedings” for more information.  These appeals were anticipated and are expected to be heard by the Appeals Court in 2015.  The appeals process is not projected to have any impact on the Company’s ongoing implementation and pre-construction activities for the Water Project.

    Because Water Project supplies must enter and be transported within the CRA to reach the Project’s customers, Metropolitan must also take action as a responsible agency under CEQA prior to construction of the Project regarding the terms and conditions of the Project’s use of the CRA.  Water Project supplies will enter Metropolitan’s CRA in accordance with its published engineering and design standards and subject to all applicable fees and charges routinely established by Metropolitan for the conveyance of water within its service territory.  We expect Metropolitan to consider the terms and conditions of transportation for our customers’ water later this year.

(4)	Construction and Working Capital

    As part of the Water Purchase and Sale Agreement with SMWD referred to in (2), above, SMWD is further authorized to continue next steps with the Company, which includes final permitting, design and construction.

    As described above, construction of Phase I of the Water Project would primarily consist of wellfield facilities at the Project site, a conveyance pipeline extending approximately 43 miles along the right-of-way described in (1), above, from the wellfield to the CRA, and an energy source to pump water through the conveyance pipeline between the Project well-field and the CRA.  The construction of these facilities will require capital financing, which is expected to be entirely provided with lower-cost senior debt, secured by the new facility assets. The Company’s existing corporate term debt (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”) provides us the flexibility to incorporate Water Project construction financing within our current debt structure.

    Existing wells at the Cadiz/Fenner Property currently in use for our agricultural operations will be integrated into the Water Project well-field, reducing the number of wells that must be constructed prior to Project implementation.

Existing Pipeline Asset

    As described above (see “Water Resource Development”), we currently hold ownership rights to a 96-mile existing idle natural gas pipeline from the Cadiz/Fenner Property to Barstow, California that would be converted for the transportation of water.

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

Agricultural Development

    Within the Cadiz/Fenner Property, 9,600 acres have been zoned for agriculture and the Company has developed a total of 1,920 acres of the property for agricultural operations.  The infrastructure currently includes six wells that are interconnected within a portion of this acreage for current agricultural use, and three additional production wells, with the nine wells together having total annual production capacity of approximately 20,000 acre-feet of water. Additionally, there are housing and kitchen facilities that support up to 300 employees.  If the entire 9,600 acres were developed and irrigated, total water usage would be approximately 40,000 – 50,000 acre-feet per year depending on the crop mix.  The underlying groundwater, fertile soil, and desert temperatures are well suited for a wide variety of fruits and vegetables.

    Permanent crops in production currently include 160 acres of vineyard used to produce dried-on-the-vine raisins and 340 acres of lemon orchards.  All crops are farmed using sustainable agricultural practices.

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

    Approximately 340 acres of lemons are presently being farmed under a 2013 lease agreement with Limoneira Company (“Limoneira”). Limoneira has planted 140 acres of new lemons since 2013 under the lease agreement.  In January 2015, Limoneira also acquired 200 acres of young lemon trees and associated irrigation lines from the Company and one of its leasing tenants for approximately $1.2 million and amended its lease with us to include the additional 200 acres.  Under the amended lease agreement, Limoneira now has the right to plant up to an additional 1,140 acres of lemons over the next three years.  In conjunction with the new plantings of lemons, the Company elected to remove its existing older 240 acres of lemons that had reached the end of their commercial life.  All lemons grown on the property are now pursuant to the lease with Limoneira.

    In consideration for the lease arrangement, Limoneira provides an annual base rent and will also provide a profit-sharing payment once its lemon orchards reach commercial production.

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

    Our primary landholding outside of the Cadiz area is approximately 9,000 acres in the Piute Valley.  This landholding is located approximately 15 miles from the resort community of Laughlin, Nevada, and about 12 miles from the Colorado River town of Needles, California.  Extensive hydrological studies, including the drilling and testing of a full-scale production well, have demonstrated that this landholding is underlain by high-quality groundwater.  The aquifer system underlying this property is naturally recharged by precipitation (both rain and snow) within a watershed of approximately 975 square miles and could be suitable for a water supply project, agricultural development or solar energy production.  Certain of these properties are located in or adjacent to areas designated by the federal government as Critical Desert Tortoise Habitat and/or Desert Wilderness Areas and are also suitable candidates for preservation and conservation (see “Land Conservation Bank” below).

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

Land Conservation Bank

    As stated above, approximately 10,000 acres of our properties outside of the Cadiz/Fenner Valley area are located within terrain designated by the federal government as Critical Desert Tortoise Habitat and/or Desert Wilderness Areas and have limited development opportunities.  In February 2015, the California Department of Fish and Wildlife approved our establishment of the Fenner Valley Desert Tortoise Conservation Bank (“Fenner Bank”), a land conservation bank that makes available approximately 7,500 acres of our properties located within Critical Desert Tortoise Habitat for mitigation of impacts to tortoise and other sensitive species that would be caused by development in the Southern California desert.  Under its enabling documents, the Fenner Bank will offer credits that can be acquired by entities that must mitigate or offset impacts linked to planned development.  For example, this bank could potentially service the mitigation requirements of numerous utility-scale solar development projects being considered throughout Riverside and San Bernardino Counties, or military, residential and commercial development in approved areas throughout the desert.  Credits sold by the Fenner Bank will fund our permanent preservation of the land as well as research by outside entities into desert tortoise health and species protection.

Other Opportunities

    Other opportunities in the water and agricultural or related infrastructure business complementary to our current objectives could provide new opportunities for our Company.

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

Employees

    As of December 31, 2014, we employed 10 full-time employees (i.e. those individuals working more than 1,000 hours per year).  We believe that our employee relations are good.

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

    The opposition of government officials may adversely affect our ability to obtain needed government approvals and permits upon satisfactory terms in a timely manner.  In this regard, federal government appropriations currently preclude spending for “any proposal to store water for the purpose of export or for any activities associated with the approval of rights-of-way on lands managed by the Needles Field Office of the U.S. Bureau of Land Management” (the “BLM”).  Federal government appropriations also direct the U.S. Department of the Interior (the “DOI”) to confirm that the Water Project’s proposed use of a portion of the right-of-way of the ARZC for the Project’s conveyance pipeline is within the scope of ARZC’s right-of-way.  According to existing federal law and direction from the DOI in Memorandum Opinion M-23075, a railroad has the authority to grant third party uses within its rights-of-way without BLM approval if those uses will serve a railroad purpose. The Project and pipeline will further numerous railroad purposes, including fire suppression, access to water for business operations, hydropower generation creating additional transloading opportunities, as well as increased traffic among other benefits, and the ARZC has provided information regarding these purposes to the BLM.  As a result, we do not believe federal right-of-way approval is required to implement the Project; however, this may be subject to challenge.

    Additionally, the statutes, regulations and ordinances governing the approval processes provide third parties the opportunity to challenge proposed plans and approvals.  Opposition from third parties will cause delays and increase the costs of our development efforts or preclude such development entirely. In California, third parties have the ability to file litigation challenging the approval of a project, which they usually do by alleging inadequate disclosure and mitigation of the environmental impacts of the project.  We expect to be party to various legal proceedings arising in the general course of our business related to the development of the Water Project.  We are currently named as a real-party-in-interest in six lawsuits before the California Court of Appeals, 4th District. These lawsuits seek to overturn the rulings issued by Orange County Superior Court in October 2014 which upheld all of the Water Project approvals granted to date and denied all claims against the Project.  While we have worked with representatives of various environmental and third party interests and agencies to minimize and mitigate the impacts of our planned projects, certain groups may remain opposed to our development plans and pursue legal action.

Our Failure to Make Timely Payments of Principal and Interest on Our Indebtedness May Result in a Foreclosure on Our Assets

    As of December 31, 2014, we had indebtedness outstanding to our senior secured lenders of approximately $106.2 million.  Approximately $45.7 million of our indebtedness is secured by our assets, $34.7 million of which is due in March 2016 (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”).  To the extent that we do not make principal and interest payments on the indebtedness when due at maturity, or if we otherwise fail to comply with the terms of agreements governing our indebtedness, we may default on our obligations.

The Conversion of Our Outstanding Convertible Notes into Common Stock Would Dilute the Percentage of Our Common Stock Held by Current Stockholders

    In connection with our March 2013 debt refinance (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”), we issued approximately $53.5 million in convertible notes (the “Convertible Notes”) Principal and accrued interest under the Convertible Notes can be converted into common stock at $8.05 per share at the election of our lenders.  An election by our lenders to convert all or a portion of principal and accrued interest under these Convertible Notes into common stock will dilute the percentage of our common stock held by current stockholders up to 7.6 million shares as of March 5, 2015, and up to an additional 1.8 million shares if held to maturity.

We May Not Be Able To Obtain the Financing We Need To Implement Our Asset Development Programs

    Based upon our current and anticipated usage of cash resources, we have sufficient funds to meet our expected working capital needs through the first quarter of 2016. We will continue to require additional working capital to meet our cash resource needs until such time as our asset development programs produce revenues.  If we cannot raise funds if and when needed, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.  We cannot assure you that our current lenders, or any other lenders, will give us additional credit should we seek it.  If we are unable to obtain additional credit, we may engage in further financings.  Our ability to obtain financing will depend, among other things, on the status of our asset development programs and general conditions in the capital markets at the time funding is sought.  Although we currently expect our capital sources to be sufficient to meet our near term liquidity needs, there can be no assurance that our liquidity requirements will continue to be satisfied.  Any further equity or convertible debt financings would result in the dilution of ownership interests of our current stockholders.

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

Debt Secured by Properties

    Our assets have been pledged as collateral for $45.7 million of senior secured debt outstanding as of December 31, 2014.  Information regarding interest rates and principal maturities is provided in Note 6 to the Consolidated Financial Statements.

ITEM 3.  Legal Proceedings

CEQA Claims Challenging Water Project Approvals

    As noted under Item 1A, Risk Factors, third parties have the ability in California to file litigation challenging the approval of a project.

    In 2012, the Company was named as a real-party-in-interest in nine lawsuits related to the Water Project approvals granted in 2012 by the Santa Margarita Water District (“SMWD”) and the County of San Bernardino (“County”) in accordance with the California Environmental Quality Act (“CEQA”).  In 2013, three cases were dismissed or otherwise settled.  Trial in the six remaining cases, which were brought by two petitioners, began in December 2013 and concluded in February 2014.

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

    In September 2014, the Orange County Superior Court (“Court”) issued final signed judgments (“Judgments”) formally denying all claims brought in the six lawsuits and upholding the environmental review and the approvals described above. The Judgments also awarded costs to SMWD, the County, Cadiz and Fenner Valley Mutual Water Company as the prevailing parties in the cases and served as the Court’s final actions in the six cases.

    During the fourth quarter of 2014, the petitioners in these cases filed independent appeals of the six Judgments with the California Court of Appeals, Fourth District. These appeals were anticipated and are expected to be heard by the Appeals Court in 2015.  The appeals process is not projected to have any impact on the Company’s ongoing implementation and pre-construction activities for the Water Project. We cannot predict with certainty the timing or outcome of any of the proceedings.

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

	High	Low
Quarter Ended	Sales Price	Sales Price

2013:
March 31	$6.79	$6.69
June 30	$4.83	$4.58
September 30	$5.15	$5.05
December 31	$7.22	$6.74

2014:
March 31	$7.10	$6.91
June 30	$8.48	$8.29
September 30	$10.63	$9.87
December 31	$11.69	$11.09

    On March 4, 2015, the high, low and last sales prices for the shares, as reported by Bloomberg, were $11.33, $11.06, and $11.18, respectively.

    As of December 31, 2014, the number of stockholders of record of our common stock was 97.

    To date, we have not paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.  Our senior secured term loan has covenants that prohibit the payment of dividends.

    All securities sold by us during the three years ended December 31, 2014, which were not registered under the Securities Act of 1933, as amended, have been previously reported in accordance with the requirements of Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

STOCK PRICE PERFORMANCE

    The stock price performance graph below compares the cumulative total return of Cadiz Inc. common stock against the cumulative total return of the Standard & Poor’s Small Cap 600 NASDAQ U.S. index and the Russell 2000® index for the past five fiscal years. The graph indicates a measurement point of December 31, 2009, and assumes a $100 investment on such date in Cadiz Inc. common stock, the Standard & Poor’s Small Cap 600 and the Russell 2000® indices. With respect to the payment of dividends, Cadiz Inc. has not paid any dividends on its common stock, but the Standard & Poor’s Small Cap 600 and the Russell 2000® indices assume that all dividends were reinvested. The stock price performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K into any filing under the Securities Act of 1933, as amended, except to the extent that Cadiz Inc. specifically incorporates this graph by reference, and shall not otherwise be deemed filed under such acts.

ITEM 6.  Selected Financial Data

    The following selected financial data insofar as it relates to the years ended December 31, 2014, 2013, 2012, 2011, and 2010 has been derived from our audited financial statements.  The information that follows should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2014 included in Part IV of this Form 10-K.  See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

($ in thousands, except for per share data)
	Year Ended December 31,
	2014	2013	2012	2011	2010
Statement of Operations Data:
Total revenues	$336	$301	$362	$1,019	$1,023
Net loss	$(18,881)	$(22,677)	$(19,574)	$(16,837)	$(15,899)
Net loss applicable to common stock	$(18,881)	$(22,677)	$(19,574)	$(16,837)	$(15,899)
Per share:
Net loss (basic and diluted)	$(1.15)	$(1.46)	$(1.27)	$(1.20)	$(1.16)
Weighted-average common shares outstanding	16,370	15,570	15,438	14,082	13,672

	December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Total assets	$68,212	$64,174	$50,518	$57,998	$48,936
Long-term debt	$104,384	$96,417	$63,250	$52,032	$44,403
Common stock and additional paid-in capital	$319,781	$304,140	$301,193	$300,317	$282,496
Accumulated deficit	$(359,519)	$(340,638)	$(317,961)	$(298,387)	$(281,550)
Stockholders' (deficit) equity	$(39,738)	$(36,498)	$(16,768)	$1,930	$946

    Common shares issued and outstanding have increased from 13,677,772 in 2010 to 17,681,274 as of December 31, 2014.  The increase is primarily due to the issuance of shares to investors in private placements, the issuance of shares to investors upon warrant exercises, and the issuance of shares to employees, vendors and lenders.

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

    For more than 20 years, we have maintained an agricultural development at our 34,000-acre property in the Cadiz and Fenner valleys of eastern San Bernardino County (the “Cadiz/Fenner Property”), relying upon groundwater from the underlying aquifer system for irrigation.  In 1993, we secured permits to develop agriculture on up to 9,600 acres of the Cadiz/Fenner Property and withdraw more than one million acre-feet of groundwater from the underlying aquifer system.  Since that time, we have maintained various levels of agriculture at the property and this operation has provided our principal source of revenue.

    In addition to our sustainable agricultural operations, we believe that the long-term value of our land assets can best be derived through the development of a combination of water supply and storage projects at our properties.  The primary factor driving the value of such projects is continuing pressure on water supplies throughout California, which has led Southern California water providers to actively seek new, reliable supply solutions to plan for both short and long-term water needs.  This includes environmental and regulatory restrictions on each of the State’s three main water sources:  the State Water Project, which provides water supplies from Northern California to the central and southern parts of the state, the CRA and the Los Angeles Aqueduct.  Southern California’s water providers rely on imports from these systems for a majority of their water supplies, but deliveries from all three in the region have been below capacity over the last several years.  Availability of supplies in California also differs greatly from year to year due to natural hydrological variability.

    At present, our water development efforts are primarily focused on the Cadiz Valley Water Conservation, Recovery and Storage Project (“Water Project” or “Project”), which will capture and conserve millions of acre-feet of native groundwater currently being lost to evaporation from the aquifer system beneath our Cadiz/Fenner Property and deliver it to water providers throughout Southern California (see “Water Resource Development” below).  We believe that the ultimate implementation of this Water Project will create the primary source of our future cash flow and, accordingly, our working capital requirements relate largely to the development activities associated with this Water Project.

    We also continue to explore additional uses of our land and water resource assets, including new agricultural opportunities, the development of a land conservation bank on our properties outside the Water Project area and other long-term legacy uses of our properties, such as habitat conservation and cultural uses.

    In addition to these development efforts, we will also pursue strategic investments in complementary business or infrastructure to meet our objectives.  We cannot predict with certainty when or if these objectives will be realized.

Water Resource Development

    The Water Project is designed to supply, capture and conserve billions of gallons of renewable native groundwater currently being lost annually to evaporation from the aquifer system underlying our Cadiz/Fenner Property, and provide a reliable water supply to water users in Southern California.  By implementing established groundwater management practices, the Water Project will create a new, sustainable water supply for Project participants without adversely impacting the aquifer system or the desert environment.  The total quantity of groundwater to be recovered and conveyed to Water Project participants will not exceed a long-term annual average of 50,000 acre-feet per year for 50 years.  The Project also offers participants the ability to carry-over their annual supply and store it in the groundwater basin from year to year.  A second phase of the Water Project, Phase II, will offer approximately one million acre-feet of storage capacity that can be used to hold imported water supplies at the Water Project area.

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

    The pipeline route was fully analyzed in the Water Project’s Final Environmental Impact Report (“EIR”) as part of the CEQA environmental review process completed in 2012 and was found to be the environmentally preferred route for the pipeline.  Our plan to construct the Project pipeline within the railroad right-of-way is similar to and modeled after the thousands of other existing longitudinal uses of rail corridors in place across the United States today, such as telecommunications lines, natural gas and petroleum product lines and other water lines.  Under the General Railroad Right-of-Way Act of March 3, 1875 (“1875 Act”), according to which many of these railroad corridors were established, a railroad can lease its property for third party uses without consent of the federal government so long as the use also serves railroad purposes.

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

    In addition to this planned pipeline, we also acquired an unused natural gas pipeline (as described in “Existing Pipeline Asset” below) that exists in the Water Project area as a means to access additional distribution systems in Phase II of the Water Project.  Initial feasibility studies indicate that this pipeline could be used as a component of the Water Project to distribute water to participants or import water for storage at the Water Project area in Phase II.  The potential use of this pipeline was preliminarily analyzed as part of the Water Project’s EIR.  Additional environmental review would be required prior to converting this line for water distribution.

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

    Following CEQA certification, SMWD was the first participant to convert its option agreement and adopt resolutions approving a Water Purchase and Sale Agreement for 5,000 acre-fee of water.  The structure of the SMWD purchase agreement calls for an annually adjusted water supply payment, plus a pro rata portion of the capital recovery charge and operating and maintenance costs.  The capital recovery charge is calculated by amortizing the total capital investment by the Company over a 30 year term.  Under the terms of the option agreements with the other five water providers named above, each agency has the right to acquire an annual supply of 5,000 acre-feet of water at $775 per acre foot (“AF”) (2010 dollars), which is competitive with their incremental cost of new water.  In addition, these agencies have options to acquire storage rights in the Water Project to allow for the management of their Water Project supplies in complement with their other water resources.  We are currently working with these water providers to convert their option agreements to definitive economic agreements.

    In 2014, we also executed Letters of Intent (“LOIs”) with two California water providers and two California agricultural entities reserving up to 20,000 acre-feet of water per year from the Water Project at $960/acre-foot (2014 dollars) delivered to the Colorado River Aqueduct.  In December 2014, we converted one of these LOIs with San Luis Water District (“San Luis”) to a Water Purchase and Sale Agreement (“PSA”) for 10,000 acre-feet per year.  Under the terms of the PSA, San Luis will pay an initial price of $960 per acre-foot (2014 dollars) for water made available to it by the Project.  The payment will be adjusted annually in accordance with the Bureau of Labor Statistics Water and Sewer Maintenance Index up to a maximum of five percent (5%) per year.  San Luis also secured the right to acquire specified carry-over storage rights in the Water Project to achieve year to year flexibility in its use of water for $1,500 per AF and an annual management fee of $20 per AF of acquired storage capacity.  Any delivery of the water from the Project to San Luis will be subject to an exchange with the Metropolitan Water District of Southern California or another eligible State Water Project contractor and terms of which will be finalized prior to commencement of Project construction.

    We have executed LOIs, option agreements and purchase agreements that are in excess of Water Project capacity and are working collaboratively with the remaining water providers to account for any oversubscription as we progress final definitive PSAs.

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

    Further, and also prior to beginning the formal environmental permitting process, we entered into a Memorandum of Understanding (“MOU”) with the Natural Heritage Institute (“NHI”), a leading global environmental organization committed to protecting aquatic ecosystems, to assist with our efforts to sustainably manage the development of our Cadiz/Fenner Property.  As part of this “Green Compact”, we will follow stringent plans for groundwater management and habitat conservation.

    As discussed in (2), above, we entered into environmental cost-sharing agreements with all participating water providers creating a framework for funds to be committed by each participant to share in the costs associated with the CEQA review work.  SMWD served as the lead agency for the review process, which began in February 2011 with SMWD’s issuance of a Notice of Preparation (“NOP”) of a Draft Environmental Impact Report (“Draft ERI”).

    Following two NOP public scoping meetings, SMWD released the Draft EIR in December 2011.  The Draft EIR analyzed potential impacts to environmental resources at the Water Project area, including critical resources of the desert environment such as vegetation, mountain springs, and water and air quality.  The analysis of the Water Project considered peer-reviewed technical reports, independently collected data, existing reports and the Project’s state of the art Groundwater Management, Monitoring and Mitigation Plan (“GMMMP”).  SMWD held a 100-day public comment period for the Draft EIR, during which SMWD hosted two public comment meetings and an informational workshop.

    In May 2012, SMWD, Cadiz and the County of San Bernardino also entered into a Memorandum of Understanding creating the framework for finalizing the GMMMP in accordance with the County’s desert groundwater ordinance.

    In July 2012, SMWD released the Final EIR and responses to public comments.  The Final EIR summarized that, with the exception of unavoidable short-term construction emissions, by implementing the measures developed in the GMMMP, the Project will avoid significant impacts to desert resources.  A public hearing was held on July 25, 2012 by the SMWD Board of Directors to take public testimony and consider certification of the Final EIR.  On July 31, 2012, the SMWD Board of Directors certified the Final EIR.

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

    Third parties in California have the ability to challenge CEQA approvals in State Court and, in 2012, the Company was named as a real-party-in-interest in nine lawsuits challenging the various Water Project approvals granted by SMWD and San Bernardino County.  In 2013, three cases were dismissed or otherwise settled.  Trial in the six remaining cases, which were brought by two petitioners, began in December 2013 and concluded in February 2014. In September 2014, the Court issued final signed judgments (“Judgments”) formally denying all claims brought in the six lawsuits. The Judgments upheld the environmental review and approvals of the Water Project and also awarded costs to SMWD, the County, Cadiz and Fenner Valley Mutual Water Company as the prevailing parties in the cases. The Judgments served as the Court’s final actions in the six cases.

    During the fourth quarter of 2014, the petitioners filed independent appeals of the six Judgments in the California Court of Appeals, Fourth District. See Item 3, “Legal Proceedings” for more information. These appeals were anticipated and are expected to be heard by the Appeals Court in 2015.  The appeals process is not projected to have any impact on the Company’s ongoing implementation and pre-construction activities for the Water Project.

    Because Water Project supplies must enter and be transported within the CRA to reach the Project’s customers, Metropolitan must also take action as a responsible agency under CEQA prior to construction of the Project regarding the terms and conditions of the Project’s use of the CRA.  Water Project supplies will enter Metropolitan’s CRA in accordance with its published engineering and design standards and subject to all applicable fees and charges routinely established by Metropolitan for the conveyance of water within its service territory. We expect Metropolitan to consider the terms and conditions of transportation for our customers’ water later this year.

(4)	Construction and Working Capital

    As part of the Water Purchase and Sale Agreement with SMWD referred to in (2), above, SMWD further authorized to continue next steps with the Company, which includes final permitting, design and construction.

    As described above, construction of Phase I of the Water Project would primarily consist of well-field facilities at the Project site, a conveyance pipeline extending approximately 43 miles along the right-of-way described in (1), above, from the well-field to the CRA, and an energy source to pump water through the conveyance pipeline between the Project well-field and the CRA.  The construction of these facilities will require capital financing, which is expected to be entirely provided with lower-cost senior debt, secured by the new facility assets. The Company’s existing corporate term debt (see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources), provides us the flexibility to incorporate Water Project construction financing within our current debt structure.

    Existing wells at the Cadiz/Fenner Property currently in use for our agricultural operations will be integrated into the Water Project well-field, reducing the number of wells that must be constructed prior to Project implementation.

Existing Pipeline Asset

    As described above (see “Water Resource Development”), we currently hold ownership rights to a 96-mile existing idle natural gas pipeline from the Cadiz/Fenner Property to Barstow, California that would be converted for the transportation of water.

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

Agricultural Development

    Within the Cadiz/Fenner Property, 9,600 acres have been zoned for agriculture and we have developed a total of 1,920 acres of the property for agricultural operations.  The infrastructure currently includes six wells that are interconnected within a portion of this acreage for current agricultural use, and three additional production wells, with the nine wells together having total annual production capacity of approximately 20,000 acre-feet of water.  Additionally, there are housing and kitchen facilities that support up to 300 employees.  If the entire 9,600 acres were developed and irrigated, total water usage would be approximately 40,000 – 50,000 acre-feet per year depending on the crop mix.  The underlying groundwater, fertile soil, and desert temperatures are well suited for a wide variety of fruits and vegetables.

    Permanent crops in production currently include 160 acres of vineyard used to produce dried-on-the-vine raisins and 340 acres of lemon orchards.  All crops are farmed using sustainable agricultural practices.

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

    Approximately 340 acres of lemons are presently being farmed under a 2013 lease agreement with Limoneira Company (“Limoneira”).  Limoneira has planted 140 acres of new lemons since 2013 under the lease agreement.  In January 2015, Limoneira also acquired 200 acres of young lemon trees and associated irrigation lines from the Company and one of its leasing tenants for approximately $1.2 million, and amended its lease with us to include the additional 200 acres.  Under the amended lease agreements, Limoneira now has the right to plant up to an additional 1,140 acres of lemons over the next three years.  In conjunction with the new plantings of lemons, we elected to remove our existing older 240 acres of lemons that had reached the end of their commercial life.  All lemons grown on the property are now pursuant to the lease with Limoneira.

    In consideration for the lease arrangement, Limoneira provides an annual base rent and will also provide a profit-sharing payment once its lemon orchards reach commercial production.

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

    Our primary landholding outside of the Cadiz area is approximately 9,000 acres in the Piute Valley.  This landholding is located approximately 15 miles from the resort community of Laughlin, Nevada, and about 12 miles from the Colorado River town of Needles, California.  Extensive hydrological studies, including the drilling and testing of a full-scale production well, have demonstrated that this landholding is underlain by high-quality groundwater.  The aquifer system underlying this property is naturally recharged by precipitation (both rain and snow) within a watershed of approximately 975 square miles and could be suitable for a water supply project, agricultural development or solar energy production.  Certain of these properties are located in or adjacent to areas designated by the federal government as Critical Desert Tortoise Habitat and/or Desert Wilderness Areas and are suitable candidates for preservation and conservation (see “Land Conservation Bank” below).

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

Land Conservation Bank

    As stated above, approximately 10,000 acres of our properties outside of the Cadiz/Fenner Valley area are located within terrain designated by the federal government as Critical Desert Tortoise Habitat and/or Desert Wilderness Areas and have limited development opportunities.  In February 2015, the California Department of Fish and Wildlife approved our establishment of the Fenner Valley Desert Tortoise Conservation Bank (“Fenner Bank”), a land conservation bank that makes available approximately 7,500 acres of our properties located within Critical Desert Tortoise Habitat for mitigation of impacts to tortoise and other sensitive species that would be caused by development in the Southern California desert.  Under its enabling documents, the Fenner Bank will offer credits that can be acquired by entities that must mitigate or offset impacts linked to planned development.  For example, this bank could potentially service the mitigation requirements of numerous utility-scale solar development projects being considered throughout Riverside and San Bernardino Counties, or military, residential and commercial development in approved areas throughout the desert. Credits sold by the Fenner Bank will fund our permanent preservation of the land as well as research by outside entities into desert tortoise health and species protection.

Other Opportunities

    Other opportunities in the water and agricultural or related infrastructure business complementary to our current objectives could provide new opportunities for our Company.

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

Results of Operations

(a)       Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

    We have not received significant revenues from our water resource and real estate development activity to date.  Our revenues have been limited to our agricultural operations.  As a result, we continue to incur a net loss from operations.  We had revenues of $336 thousand for the year ended December 31, 2014, and $301 thousand for the year ended December 31, 2013.  The net loss totaled $18.9 million for the year ended December 31, 2014, compared with a net loss of $22.7 million for the year ended December 31, 2013.

    Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e., general and administrative expense) and our interest expense.  We will continue to incur non-cash expense in connection with our management and director equity incentive plans.

    Revenues.  Revenue totaled $336 thousand during the year ended December 31, 2014, compared to $301 thousand during the year ended December 31, 2013.

    Cost of Sales.  Cost of sales totaled $357 thousand during the year ended December 31, 2014, compared with $555 thousand during the year ended December 31, 2013.  The lower cost of sales for the year ended December 31, 2014, related largely to the lower lemon harvest related to the smaller size of the 2014 lemon crop.

    General and Administrative Expenses. General and administrative expenses during the year ended December 31, 2014, totaled $10.1 million compared with $13.5 million for the year ended December 31, 2013.  Non-cash compensation costs related to stock and option awards are included in general and administrative expenses.

    General and administrative expenses, exclusive of stock-based compensation costs, totaled $9.0 million in the year ended December 31, 2014, compared with $12.9 million for the year ended December 31, 2013.  The decrease in general and administrative expense in 2014 was primarily due to lower litigation costs related to the Water Project due to the timing of the administrative trial (see “Water Resource Development” above).

    Compensation costs from stock and option awards for the year ended December 31, 2014, totaled $1.1 million compared with $516 thousand for the year ended December 31, 2013.  The 2014 expense reflects the vesting schedule of stock awards under the 2014 equity incentive plan, while the 2013 expense is related to shares awarded to the law firm of Brownstein Hyatt Farber and Schreck LLP for certain legal and advisory services provided to the Company.

    Depreciation.  Depreciation expense totaled $254 thousand for each of the years ended December 31, 2014 and 2013.

    Interest Expense, net.  Net interest expense totaled $8.5 million during the year ended December 31, 2014, compared to $7.6 million during 2013.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Year Ended December 31,
	2014	2013

Interest on outstanding debt	$7,659	$6,069
Amortization of debt discount	633	1,352
Amortization of deferred loan costs	226	223

	$8,518	$7,644

    The interest on outstanding debt increased from $6.1 million to $7.7 million due to the increase in interest rate on a larger credit facility associated with our March 2013 debt refinancing and our expanded working capital facility in October 2013.  See Note 6 to the Consolidated Financial Statements, “Long-Term Debt”.

    Prior Debt Refinancings.  On March 5, 2013, we completed arrangements with our senior lenders to refinance our existing $66 million corporate term debt.  As a result, in 2013 we recorded a loss on extinguishment of debt in the amount of $1.06 million which consisted of the write-off of unamortized debt discount, unamortized debt issuance costs and fees paid to the lenders.  We incurred $1.2 million of legal expenses and agent fees related to the negotiation and documentation of the refinancing which was capitalized and is being amortized over the life of the term loan.  In October 2013, we entered into an agreement with our senior lender to increase our existing secured mortgage loan by $10 million.  In connection with this agreement, we issued 700,000 share of Cadiz Inc. common stock to the senior lender subject to certain restrictions on resale.  The fair value of the shares of common stock issued totaled approximately $2.4 million, which was recorded as additional debt discount with a corresponding amount recorded as additional paid-in capital.  Such debt discount is accreted to the redemption value of the instrument over the remaining term of the loan as additional interest expense.  In addition, we incurred $110 thousand of lender fees which was recorded as additional debt discount and is being amortized over the remaining term of the loan.

(b)       Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

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

    Interest Expense, net.  Net interest expense totaled $7.6 million during the year ended December 31, 2013, compared to $6.8 million during 2012.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Year Ended December 31,
	2013	2012

Interest on outstanding debt	$6,069	$3,589
Amortization of debt discount	1,352	3,123
Amortization of deferred loan costs	223	108
Interest income	-	(3)

	$7,644	$6,817

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

    We believe that by breaking our debt into two components, we now have the flexibility to incorporate project financing for the Water Project, as necessary, into our current debt structure. While the senior term loan would be required to be taken out by any necessary project financing, the $53.5 million Convertible Notes have been designed to allow project financing to be placed ahead of it in terms of priority.

    On October 30, 2013, we entered into an agreement (“Credit Agreement”) with our majority senior lender, MSD Credit Opportunity Master Fund, L.P. (“MSD Credit”), to increase our existing $30 million senior secured mortgage loan by $10 million to fund additional working capital.  This $10 million tranche accrues interest at 8% per annum and requires no principal or interest payments prior to maturity on June 30, 2017.  The $10 million and the original $30 million are both secured by the underlying assets of the Company, including all landholdings and infrastructure.  The Credit Agreement also now provides that in the case of certain asset sales unrelated to the Water Project, the Company would retain for working capital purposes up to 50% of the first $10 million of sales, with the remainder requiring mandatory prepayment of the Senior Secured Debt.  In addition, as part of this transaction, we issued 700,000 shares of Cadiz Inc. common stock to MSD Credit subject to certain restrictions on resale.

    Both the Senior Secured Debt and the Convertible Notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit our ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on our ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the new loans were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At December 31, 2014, we were in compliance with our debt covenants.

    As we continue to actively pursue our business strategy, additional financing may continue to be required.  See “Outlook” below.  The covenants in the term debt do not prohibit our use of additional equity financing and allow us to retain 100% of the proceeds of any equity financing.  We do not expect the loan covenants to materially limit our ability to finance our water development activities.

    At December 31, 2014, we had no outstanding credit facilities other than the Senior Secured Debt and the Convertible Notes.

    Cash Used for Operating Activities.  Cash used for operating activities totaled $10.1 million for the year ended December 31, 2014, $15.8 million for the year ended December 31, 2013, and $11.4 million for the year ended December 31, 2012.  The cash was primarily used to fund: (i) general and administrative expenses related to our water development efforts; (ii) litigation costs; and (iii) a $3.3 million cash payment in March 2013 related to the lease agreement with the Arizona & California Railroad Company to use a portion of the railroad’s right-of-way to construct and operate a water conveyance pipeline which is reflected in the increase in other assets in the consolidated statement of cash flows.

    Cash Used For Investing Activities.  Cash used for investing activities in the year ended December 31, 2014, was $72 thousand, compared with $167 thousand for the year ended December 31, 2013, and $3.3 million for the year ended December 31, 2012.  The 2012 period included additional investments in environmental work related to the Water Project.

    Cash Provided by Financing Activities.  Cash provided by financing activities totaled $14.5 million for the year ended December 31, 2014, compared with $26.1 million for the year ended December 31, 2013, and $5.0 million for the year ended December 31, 2012.  The 2014 results include $14.5 million of net proceeds from the issuance of shares under a shelf takedown offering.  The 2013 results include $27.4 million of proceeds from the issuance of long-term debt, offset by $1.2 million in financing costs related to debt refinancing.  The 2012 results include $5.0 million in proceeds under a working capital facility.  See “Current Financing Arrangements” above.

(b)       Outlook

    Short-Term Outlook.  Our cash resources of $16.2 million as of December 31, 2014 provide us with sufficient funds to meet our expected working capital needs through the end of February 2016.  Our existing first mortgage debt obligation comes due in March 2016.  See Note 6 to the Consolidated Financial Statements, “Long-Term Debt”.  Based on our progress with the Water Project, we will need to extinguish, extend, or replace this debt obligation prior to that time.  Should we require additional working capital to fund operations, we expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities.  See “Long-Term Outlook”.  No assurances can be given, however, as to the availability or terms of any new financing.

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

    The Company tests goodwill for impairment annually as of December 31, or more frequently if events or circumstances indicate carrying values may not be recoverable.

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

    (4)  Deferred Tax Assets and Valuation Allowances.  To date, the Company has not generated significant revenue from its water development programs, and it has a history of net operating losses.  As such, the Company has generated significant deferred tax assets, including large net operating loss carryforwards for federal and state income taxes for which it has recorded a full valuation allowance.  Management is currently working on water storage, water supply, agriculture and solar energy development projects, including the Water Project, that are designed to generate future taxable income, although there can be no guarantee that this will occur.  If taxable income is generated in future years, some portion or all of the valuation allowance will be reversed, and an increase in net income would consequently be reported.

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

    ASC 718 also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation as opposed to only recognizing forfeitures and the corresponding reduction in expense as they occur.  As of December 31, 2014, all options outstanding are fully vested; therefore, there is no potential impact of forfeitures.

(d)       New Accounting Pronouncements

    See Note 2 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies”.

(e)       Off Balance Sheet Arrangements

    The Company does not have any off balance sheet arrangements at this time.

(f)       Certain Known Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
(in thousands)
Long-term debt obligations	$106,204	$11	$45,738	$60,455	$-

Interest payable	21,054	-	5,886	15,168	-

Operating leases	2,282	482	600	600	600

	$129,540	$493	$52,224	$76,223	$600
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

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

    As of December 31, 2014, all of our indebtedness bore interest at fixed rates; therefore, we are not exposed to market risk from changes in interest rates on long-term debt obligations.

ITEM 8.  Financial Statements and Supplementary Data

    The information required by this item is submitted in response to Part IV below. See the Index to Consolidated Financial Statements.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.  Controls and Procedures

Disclosure Controls and Procedures

    We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to our Board of Directors.  Based on their evaluation as of December 31, 2014, our Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the criteria in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.  The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

ITEM 9B.  Other Information

    Not Applicable.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

    The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2014.

ITEM 11.  Executive Compensation

    The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2014.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2014.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

    The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2014.

ITEM 14.  Principal Accounting Fees and Services

    The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2014.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

1.	Financial Statement. See Index to Consolidated Financial Statements.

2.	Financial Statement Schedule. See Index to Consolidated Financial Statements.

3.	Exhibits.

    The following exhibits are filed or incorporated by reference as part of this Form 10-K.

3.1	Cadiz Certificate of Incorporation, as amended (1)

3.2	Amendment to Cadiz Certificate of Incorporation dated November 8, 1996(2)

3.3	Amendment to Cadiz Certificate of Incorporation dated September 1, 1998(3)

3.4	Amendment to Cadiz Certificate of Incorporation dated December 15, 2003(4)

3.5	Certificate of Elimination of Series D Preferred Stock, Series E-1 Preferred Stock and Series E-2 Preferred Stock of Cadiz Inc. dated December 15, 2003(4)

3.6	Certificate of Elimination of Series A Junior Participating Preferred Stock of Cadiz Inc., dated March 25, 2004(4)

3.7	Amended and Restated Certificate of Designations of Series F Preferred Stock of Cadiz Inc. (5)

3.8	Cadiz Bylaws, as amended (6)

3.9	Second Amended and Restated Certificate of Designations of Series F Preferred Stock of Cadiz Inc. dated June 30, 2006, as corrected by Certificate of Correction dated March 14, 2007(8)

3.10	Certificate of Elimination of Series F Preferred Stock of Cadiz Inc. (as filed August 3, 2007) (9)

4.1	Form of Senior Indenture, between Cadiz Inc. and The Bank of New York Mellon Trust Company, N.A. (27)

4.2	Form of Subordinated Indenture, between Cadiz Inc. and The Bank of New York Mellon Trust Company, N.A. (27)

4.3	First Supplemental Indenture, dated as of October 30, 2013 between Cadiz Inc. and the Bank of New York Mellon Trust Company, N.A. (28)

10.1	Limited Liability Company Agreement of Cadiz Real Estate LLC dated December 11, 2003(4)

10.2	Amendment No. 1, dated October 29, 2004, to Limited Liability Company Agreement of Cadiz Real Estate LLC (7)

10.3	Amendment No. 2 dated March 5, 2013, to Limited Liability Company Agreement of Cadiz Real Estate LLC (25)

10.4
Amendment No. 2 dated October 1, 2007 to Reorganization Plan and Agreement for Purchase and Sale of Assets dated as of February 18, 1998 among Cadiz Inc. and Mark A. Liggett in his capacity as successor in interest to Exploration Research Associates, Incorporated., a California corporation (“ERA”) and in his individual capacity as former sole shareholder of ERA and as the successor in interest to ERA (10)

10.5	Longitudinal Lease Agreement dated September 17, 2008 between Arizona & California Railroad Company and Cadiz Real Estate, LLC (11)

10.6	2009 Equity Incentive Plan (12)

10.7	Services and Exclusivity Agreement with Layne Christensen Company dated November 2, 2009, as amended by amendments dated January 4, 2010, January 27, 2010(13)

10.8	Form of Option Agreement with Santa Margarita Water District (14)

10.9	Form of Environmental Processing and Cost Sharing Agreement with Santa Margarita Water District (14)

10.10	Form of Environmental Processing and Cost Sharing Agreement with Three Valleys Municipal Water District (14)

10.11	Option Agreement with Golden State Water Company dated June 25, 2010(15)

10.12	Option Agreement with Suburban Water Systems dated October 4, 2010(16)

10.13	Amendment No. 3 to the Services and Exclusivity Agreement with Layne Christensen Company dated April 8, 2010(17)

10.14	Letter agreement with Scott S. Slater dated April 12, 2011(18)

10.15	Option Agreement with California Water Service Company dated December 1, 2011(19)

10.16	Option Agreement with Questar Southern Trails Pipeline Company dated August 12, 2011(20)

10.17	Form of Memorandum of Understanding by and among Cadiz Inc., County of San Bernardino and Santa Margarita Water District(21)

10.18	First Amended Agreement to Option Agreement with Questar Southern Trails Pipeline Company dated June 29, 2012(22)

10.19	Water Purchase and Sale Agreement among Cadiz Inc., Cadiz Real Estate LLC, Fenner Valley Mutual Water Company and Santa Margarita Water District dated July 31, 2012(23)

10.20
Groundwater Management, Monitoring, and Mitigation Plan for the Cadiz Valley Groundwater Conservation, Recovery and Storage Project approved by the Santa Margarita Water District and the County of San Bernardino Board of Supervisors effective October 1, 2012(23)

10.21	Second Amended Option Agreement with El Paso Natural Gas Company dated December 7, 2012(24)

10.22	Revised Terms of Engagement with Brownstein Hyatt Farber and Schreck dated January 9, 2013(25)

10.23	Letter agreement with Scott Slater dated January 10, 2013(25)

10.24	Indenture among Cadiz Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of March 5, 2013(25)

10.25	Private Placement Purchase Agreement among Cadiz Inc. and Purchasers (as defined therein) dated as of March 4, 2013(25)

10.26	Exchange Agreement among Cadiz Inc. and Holders (as defined therein) dated March 4, 2013(25)

10.27	Lease Agreement, dated as of July 1, 2013, by and between Cadiz Inc. and Limoneira Company (26)

10.28
Amended and Restated Credit Agreement, dated as of October 30, 2013, by and among Cadiz Inc. and Cadiz Real Estate LLC, as the borrowers, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent(28)

10.29	Stock Issuance Agreement, dated as of October 30, 2013, by and between Cadiz Inc. and MSD Credit Opportunity Master Fund, L.P. (28)

10.30	Track Utilization Agreement dated September 16, 2013, between Arizona & California Railroad Company and Cadiz Real Estate LLC (29)

10.31	Amended and Restated Employment Agreement between Keith Brackpool and Cadiz Inc. dated June 13, 2014(30)

10.32	Amended and Restated Employment Agreement between Timothy J. Shaheen and Cadiz Inc. dated June 13, 2014(30)

10.33	Form of Securities Purchase Agreement, dated as of November 7, 2014, by and between Cadiz Inc. and the purchaser party thereto(31)

10.34	Form of Water Purchase and Sale Agreement, dated as of December 29, 2014, by and between Cadiz Inc. and San Luis Water District(32)

10.35	Amended and Restated Lease Agreement, dated February 3, 2015, by and between Cadiz Inc. and Limoneira Company

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Scott Slater, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Scott Slater, Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________________________________________________________________________

(1)	Previously filed as an Exhibit to our Registration Statement on Form S-1 (Registration No. 33-75642) declared effective May 16, 1994 filed on February 23, 1994
(2)	Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended September 30, 1996 filed on November 14, 1996
(3)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 filed on November 13, 1998
(4)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003 filed on November 2, 2004
(5)	Previously filed as an Exhibit to our Current Report on Form 8-K dated November 30, 2004 filed on December 2, 2004
(6)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed on August 13, 1999

(7)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed on March 31, 2005
(8)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 16, 2007
(9)	Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 6, 2007
(10)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 14, 2008
(11)	Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended September 30, 2008 filed on November 10, 2008
(12)	Previously filed as Appendix A to our definitive proxy dated November 3, 2009, and filed on November 5, 2009
(13)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 15, 2010
(14)	Previously filed as an Exhibit to our Current Report on Form 8-K dated June 23, 2010 and filed on June 24, 2010
(15)	Previously filed as an Exhibit to our Current Report on Form 8-K dated June 25, 2010 and filed on June 30, 2010
(16)	Previously filed as an Exhibit to our Current Report on Form 8-K dated October 4, 2010 and filed on October 7, 2010
(17)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 16, 2011
(18)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 9, 2011
(19)	Previously filed as an Exhibit to our Current Report on Form 8-K dated December 1, 2011, and filed on December 7, 2011
(20)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on March 15, 2012
(21)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 9, 2012
(22)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012
(23)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 8, 2012
(24)	Previously filed as an Exhibit to our Current Report on Form 8-K dated December 7, 2012, and filed on December 12, 2012
(25)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 15, 2013
(26)	Previously filed as an Exhibit to our Current Report on Form 8-K dated July 1, 2013 and filed on July 2, 2013
(27)	Previously filed as an Exhibit to our registration statement on Form S-3 (Registration No. 333-190288) filed on July 31, 2013
(28)	Previously filed as an Exhibit to our Current Report on Form 8-K dated October 30, 2013 and filed on October 31, 2013
(29)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 8, 2013
(30)	Previously filed as an Exhibit to our Current Report on Form 8-K dated June 10, 2014 and filed on June 13, 2014

(31)	Previously filed as an Exhibit to our Current Report on Form 8-K dated November 7, 2014 and filed on November 10, 2014
(32)	Previously filed as an Exhibit to our Current Report on Form 8-K dated December 19, 2014 and filed on December 22, 2014

CADIZ INC. CONSOLIDATED FINANCIAL STATEMENTS

(Schedules other than those listed above have been omitted since they are either not required, inapplicable, or the required information is included on the financial statements or notes thereto.)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cadiz Inc.:

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cadiz Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

    As discussed in Note 6 to the consolidated financial statements, the Company has a debt payment of $34.7 million due on March 5, 2016.

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
March 9, 2015

Cadiz Inc.

Consolidated Statements of Operations And Comprehensive Loss
	Year Ended December 31,
(In thousands, except per share data)	2014	2013	2012

Total revenues	$336	$301	$362

Costs and expenses:
Cost of sales (exclusive of depreciation shown below)	357	555	521
General and administrative	10,084	13,464	12,559
Depreciation	254	254	350

Total costs and expenses	10,695	14,273	13,430

Operating loss	(10,359)	(13,972)	(13,068)

Interest expense, net	(8,518)	(7,644)	(6,817)
Loss on extinguishment of debt and debt refinancing	-	(1,055)	-

Loss before income taxes	(18,877)	(22,671)	(19,885)

Income tax (benefit) expense	4	6	(311)

Net loss and comprehensive loss	$(18,881)	$(22,677)	$(19,574)

Basic and diluted net loss per share	$(1.15)	$(1.46)	$(1.27)

Weighted-average shares outstanding	16,370	15,570	15,438

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Balance Sheets
	December 31,
($ in thousands, except per share data)	2014	2013

ASSETS

Current assets:
Cash and cash equivalents	$16,206	$11,887
Accounts receivable	239	291
Prepaid expenses and other	346	350
Total current assets	16,791	12,528

Property, plant, equipment and water programs, net	43,640	43,820
Goodwill	3,813	3,813
Debt issuance costs	837	1,068
Other assets	3,131	2,945

Total assets	$68,212	$64,174

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$302	$833
Accrued liabilities	1,580	1,738
Current portion of long term debt	11	11
Total current liabilities	1,893	2,582

Long-term debt	104,384	96,417
Deferred revenue	750	750
Other long-term liabilities	923	923

Total liabilities	107,950	100,672

Commitments and contingencies (Note 12)

Stockholders' deficit:
Common stock - $0.01 par value; 70,000,000 shares
authorized; shares issued and outstanding: 17,681,274 at
December 31, 2014, and 16,152,756 at December 31, 2013	177	161

Additional paid-in capital	319,604	303,979
Accumulated deficit	(359,519)	(340,638)
Total stockholders' deficit	(39,738)	(36,498)

Total liabilities and stockholders' deficit	$68,212	$64,174

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Cash Flows
	Year Ended December 31,
($ in thousands)	2014	2013	2012

Cash flows from operating activities:
Net loss	$(18,881)	$(22,677)	$(19,574)
Adjustments to reconcile net loss to net cash used for operating activities used for operating activities:
Depreciation	254	254	350
Amortization of deferred loan costs	226	223	108
Amortization of debt discount	633	1,352	3,123
Interest expense added to loan principal	7,659	6,069	3,589
Loss on early extinguishment of debt and debt refinancing	-	835	-
Compensation charge for stock awards and share options	1,077	516	383
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	52	(31)	(121)
Decrease in prepaid expenses and other	4	54	200
Increase in other assets	(186)	(2,744)	(109)
(Decrease) increase in accounts payable	(533)	43	128
(Decrease) increase in accrued liabilities	(426)	339	273
Increase in deferred revenue	-	-	250

Net cash used for operating activities	(10,121)	(15,767)	(11,400)

Cash flows from investing activities:
Additions to property, plant and equipment	(72)	(167)	(3,226)
Increase in other assets (restricted cash)	-	-	(63)

Net cash used for investing activities	(72)	(167)	(3,289)

Cash flows from financing activities:
Net proceeds from issuance of common stock	14,523	-	-
Net proceeds from issuance of long-term debt	-	27,390	5,014
Debt issuance costs	-	(1,243)	-
Principal payments on long-term debt	(11)	(11)	(10)

Net cash provided by financing activities	14,512	26,136	5,004

Net increase (decrease) in cash and cash equivalents	4,319	10,202	(9,685)

Cash and cash equivalents, beginning of period	11,887	1,685	11,370

Cash and cash equivalents, end of period	$16,206	$11,887	$1,685

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Stockholders’(Deficit) Equity

			Additional		Total
($ in thousands)	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	(Deficit) Equity

Balance as of December 31, 2011	15,429,541	$154	$300,163	$(298,387)	$1,930

Issuance of shares pursuant to stock awards	9,420	-	-	-	-
Stock compensation expense	-	-	343	-	343
Issuance of stock warrants	-	-	533	-	533
Net Loss	-	-	-	(19,574)	(19,574)
Balance as of December 31, 2012	15,438,961	154	301,039	(317,961)	(16,768)

Issuance of shares pursuant to stock awards	13,795	-	-	-	-
Issuance of stock to lenders	700,000	7	2,428	-	2,435
Stock compensation expense	-	-	512	-	512
Net Loss	-	-	-	(22,677)	(22,677)
Balance as of December 31, 2013	16,152,756	161	303,979	(340,638)	(36,498)

Issuance of shares pursuant to stock awards	29,327	-	-	-	-
Issuance of shares pursuant to shelf takedown	1,435,713	14	14,443	-	14,457
Issuance of shares pursuant to warrant exercise	24,441	-	-	-	-
Issuance of stock pursuant to bond conversion	39,037	1	310	-	311
Stock compensation expense	-	1	872	-	873
Net Loss	-	-	-	(18,881)	(18,881)
Balance as of December 31, 2014	17,681,274	$177	$319,604	$(359,519)	$(39,738)

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

    For more than 20 years, the Company has maintained an agricultural development at its 34,000-acre property in the Cadiz and Fenner valleys of eastern San Bernardino County (the “Cadiz/Fenner Property”), relying upon groundwater from the underlying aquifer system for irrigation.  In 1993, Cadiz secured permits to develop agriculture on up to 9,600 acres of the Cadiz/Fenner Property and withdraw more than one million acre-feet of groundwater from the underlying aquifer system.  Since that time, the Company has maintained various levels of agriculture at the property and this operation has provided its principal source of revenue.

    At present, the Company’s water development efforts are primarily focused on the Cadiz Valley Water Conservation, Recovery and Storage Project (the “Water Project” or the “Project”), which will capture and conserve millions of acre-feet of native groundwater currently being lost to evaporation from the aquifer system beneath the Company’s Cadiz/Fenner Property and deliver it to water providers throughout Southern California.  Cadiz believes that the ultimate implementation of this Water Project will create the primary source of its future cash flow and, accordingly, its working capital requirements relate largely to the development activities associated with this Water Project.

    The Company also continues to explore additional uses of its land and water resource assets, including new agricultural opportunities, the development of a land conservation bank on its properties outside the Water Project area and other long-term legacy uses of the Company’s properties such as habitat conservation and cultural uses.

    In addition to these development efforts, Cadiz will also pursue strategic investments in complementary business or infrastructure to meet its objectives.  The Company cannot predict with certainty when or if these objectives will be realized.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The Consolidated Financial Statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $18.9 million, $22.7 million and $19.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.  The Company had working capital of $14.9 million at December 31, 2014, and used cash in operations of $10.1 million for the year ended December 31, 2014.  Cash requirements during the twelve months ended December 31, 2014, primarily reflect certain administrative and litigation costs related to the Company’s water project development efforts.  Currently, the Company’s sole focus is the development of its land and water assets.

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

    In July 2013, the Company filed a new shelf registration statement on Form S-3 registering the issuance of up to $40 million in shares of the Company’s common stock, preferred stock, warrants, subscription rights, units and certain debt instruments in one or more public offerings. In November 2014, the Company raised approximately $14.6 million with the sale of 1,435,713 shares at $10.1751 per share by way of takedown from this shelf registration.

    The $14.6 million in additional working capital raised in November 2014, as discussed above, together with the Company’s existing cash resources, provides the Company with sufficient funds to meet its expected working capital needs through the end of February 2016.  As further detailed in Note 6 – Long-Term Debt, the Company has a first mortgage debt obligation coming due in March of 2016.  Based upon the Company’s current and anticipated usage of cash resources, and depending on its progress toward implementation of the Cadiz Valley Water Conservation, Recovery and Storage Project, the first mortgage obligation may be extinguished, extended or replaced.  Further, the Company may require additional working capital during 2016.  The Company will evaluate the amount of cash needed, and the manner in which such cash will be raised, on an ongoing basis.  The Company may meet any future cash requirements through a variety of means, including equity or debt placements, or through the sale or other disposition of assets.  Equity placements would be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon the Company’s existing stockholders.  Limitations on the Company’s liquidity and ability to raise capital may adversely affect it.  Sufficient liquidity is critical to meet its resource development activities.  Although the Company currently expects its sources of capital to be sufficient to meet its near-term liquidity needs, there can be no assurance that its liquidity requirements will continue to be satisfied.  If the Company cannot raise needed funds, it might be forced to make substantial reductions in its operating expenses, which could adversely affect its ability to implement its current business plan and ultimately its viability as a company.

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

Stock-Based Compensation

    General and administrative expenses include $1.1 million, $0.5 million and $0.4 million of stock-based compensation expenses in the years ended December 31, 2014, 2013 and 2012, respectively.

    The Company applies the Black-Scholes valuation model in determining the fair value of options granted to employees and consultants.  For employees, the fair value is then charged to expense on the straight-line basis over the requisite service period.  For consultants, the fair value is remeasured at each reporting period and recorded as a liability until the award is settled.

    ASC 718 also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation as opposed to only recognizing forfeitures and the corresponding reduction in expense as they occur.  As of December 31, 2014, all options outstanding are fully vested; therefore, there is no potential impact of forfeitures. The Company is in a tax loss carryforward position and is not expected to realize a benefit from any additional compensation expense recognized under ASC 718.  See Note 7, “Income Taxes".

Net Loss Per Common Share

    Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding.  Options, deferred stock units, warrants, and the zero coupon term loan convertible into or exercisable for certain shares of the Company’s common stock were not considered in the computation of net loss per share because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 8,237,000 shares, 7,012,000 shares and 2,996,000 shares for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Amounts
(in thousands)

Balance at December 31, 2012	$3,813
Adjustments	-

Balance at December 31, 2013	3,813
Adjustments	-

Balance at December 31, 2014	$3,813

    Deferred loan costs represent costs incurred to obtain debt financing.  Such costs are amortized over the life of the related loan using the interest method.  At December 31, 2014, the deferred loan fees relate to the corporate term loan, as described in Note 6, “Long-Term Debt”.

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

    The Company tests goodwill for impairment annually as of December 31, or more frequently if events or circumstances indicate carrying values may not be recoverable.

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

    In November and December 2014, approximately $314 thousand in convertible notes were converted by certain of the Company’s lenders.  As a result, 39,037 shares of common stock were issued to the lenders.

    The Company recorded $2,500 in non-cash additions to fixed assets during the year ended December 31, 2014, which were accrued at year end.  Non-cash additions to fixed assets recorded as of December 31, 2013 and 2012 were $923,000 and $1,090,000 respectively.

    Cash payments for income taxes were $4,000, $5,700 and $10,000 in the years ended December 31, 2014, 2013, and 2012, respectively.

Recent Accounting Pronouncements

Presentation of Unrecognized Tax Benefits

    In July 2013, the FASB issued an accounting standards update which will require an unrecognized tax benefit be presented on the balance sheet as a reduction of a deferred tax asset for a net operating loss ("NOL") or tax credit carryforward under certain circumstances.  The guidance is effective for all fiscal years, and interim periods within those years, beginning after December 15, 2013.  The adoption of this pronouncement did not have any impact on the Company’s Consolidated Financial Statements.

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

    In August 2014, the FASB issued an accounting standards update requiring an entity’s management to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).  The Company is currently evaluating this new guidance which is effective for all fiscal years beginning after December 15, 2016, and all annual and interim periods thereafter, and cannot determine the impact of this standard at this time.

NOTE 3 – PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

    Property, plant, equipment and water programs consist of the following (dollars in thousands):

	December 31,
	2014	2013

Land and land improvements	$24,202	$24,191
Water programs	21,324	21,324
Buildings	1,200	1,187
Leasehold improvements	570	570
Furniture and fixtures	458	458
Machinery and equipment	1,176	1,129
Construction in progress	99	97
	49,029	48,956
Less accumulated depreciation	(5,389)	(5,136)

	$43,640	$43,820

NOTE 4 – OTHER ASSETS

    Other assets consist of the following (dollars in thousands):

	December 31,
	2014	2013

Prepaid rent	$2,998	$2,812
Security deposits	133	133
	$3,131	$2,945

    Prepaid rent primarily consists of fees incurred to obtain the right-of-way for the Water Project.  Amortization of prepaid rent was approximately $115,000, $373,000 and $1,088,000 in 2014, 2013 and 2012, respectively.

NOTE 5 – ACCRUED LIABILITIES

    At December 31, 2014 and 2013, accrued liabilities consist of the following (dollars in thousands):

	December 31,
	2014	2013

Payroll, bonus, and benefits	$54	$141
Legal and consulting	902	1,300
Stock-based compensation	275	71
Other accrued expenses	349	226
	$1,580	$1,738

NOTE 6 – LONG-TERM DEBT

    At December 31, 2014 and 2013, the carrying amount of the Company’s outstanding debt is summarized as follows (dollars in thousands):

	December 31,
	2014	2013

Senior secured debt due March 5, 2016 Interest accrues at 8% per annum	$34,735	$32,055
Senior secured debt due June 30, 2017 Interest accrues at 8% per annum	10,986	10,138
Convertible note instrument due March 5, 2018 Interest accrues at 7% per annum	60,455	56,638
Other loans	28	39
Debt discount, net of accumulated accretion	(1,809)	(2,442)
	104,395	96,428

Less current portion	11	11

	$104,384	$96,417

    The carrying value of the Company’s debt, before discount, approximates fair value.  The fair value of the Company’s debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders.

    Pursuant to the Company’s loan agreements, annual maturities of long-term debt outstanding on December 31, 2014, are as follows:

Year Ending December 31	($ in thousands)

2015	$11
2016	34,746
2017	10,992
2018	60,455
2019	-
$106,204

    In March 2013, the Company completed arrangements with its senior lenders to refinance the Company’s existing $66 million corporate term debt.  The new arrangements established two separate debt instruments, a $30 million senior secured mortgage loan due in three years, and a $53.5 million in convertible notes due in five years, with no principal or interest payments due on either instrument until maturity.  The new debt instruments replaced all existing term debt as of March 5, 2013, and provided $17.5 million in working capital to fund the Company’s current operations, including pre-construction activities related to the Project.

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

    On October 30, 2013, the Company entered into an agreement (“Credit Agreement”) with its majority senior lender, MSD Credit Opportunity Master Fund, L.P. (“MSD Credit”), to increase its existing $30 million senior secured mortgage loan by $10 million to fund additional working capital.  MSD Credit previously acquired the majority interest of the $30 million portion of the debt in a private transaction.  The $10 million tranche accrues interest at 8% and requires no principal or interest payments prior to maturity on June 30, 2017.  The $10 million and the original $30 million are both secured by the underlying assets of the Company, including all landholdings and infrastructure.  The Credit Agreement also now provides that in the case of certain asset sales unrelated to the Water Project, the Company would retain for working capital purposes up to 50% of the first $10 million of sales, with the remainder requiring mandatory prepayment of the Senior Secured Debt.  In addition, as part of this transaction, the Company issued 700,000 shares of Cadiz Inc. common stock to MSD Credit subject to certain restrictions on resale.  The fair value of the shares of common stock issued totaled approximately $2.4 million, which was recorded as additional debt discount with a corresponding amount recorded as additional paid-in capital.  Such debt discount is accreted to the redemption value of the instrument over the remaining term of the loan as additional interest expense.  In addition, the Company incurred $110,000 of lender fees which was recorded as additional debt discount and is being amortized over the remaining term of the loan.

    In November and December 2014, approximately $314 thousand in Convertible Notes were converted by certain of the Company’s lenders.  As a result, 39,037 shares of common stock were issued to the lenders.

    Both the Senior Secured Debt and the Convertible Notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company’s ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on the Company’s ability to issue additional common stock to fund future working capital needs.  The debt covenants were negotiated by the parties with a view towards the Company’s operating and financial condition as it existed at the time the agreements were executed.  At December 31, 2014, the Company was in compliance with its debt covenants.

NOTE 7 – INCOME TAXES

    Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities and available carryforwards.  Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows (dollars in thousands):

	December 31,
	2014	2013

Deferred tax assets:
Net operating losses	$62,719	$56,294
Fixed asset basis difference	6,518	6,559
Contributions carryover	2	2
Deferred compensation	2,659	2,354
Accrued liabilities	41	63

Total deferred tax assets	71,939	65,272

Valuation allowance for deferred tax assets	(71,939)	(65,272)

Net deferred tax asset	$-	$-

    The valuation allowance increased $6,667,000 and $5,231,000 in 2014 and 2013, respectively.  The change in deferred tax assets resulted from current year net operating losses and changes to future tax deductions resulting from terms of stock compensation plans, fixed assets, and accrued liabilities.

    As of December 31, 2014, the Company had net operating loss (NOL) carryforwards of approximately $220.6 million for federal income tax purposes and $127.7 million for California income tax purposes.  Such carryforwards expire in varying amounts through the year 2034.  Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

    As of December 31, 2014, the Company possessed unrecognized tax benefits totaling approximately $2.8 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.

    The Company's tax years 2011 through 2014 remain subject to examination by the Internal Revenue Service, and tax years 2010 through 2014 remain subject to examination by California tax authorities.  In addition, the Company's NOL carryforward amounts are generally subject to examination and adjustment for a period of three years for federal tax purposes and four years for California purposes, beginning when such carryforwards are utilized to reduce taxes in a future tax year.

    A reconciliation of the income tax benefit to the statutory federal income tax rate is as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012

Expected federal income tax benefit at 34%	$(6,418)	$(7,698)	$(6,614)
Loss with no tax benefit provided	5,766	7,108	5,535
State income tax	4	6	10
State tax benefit	-	-	(321)
Non-deductible expenses and other	652	590	1,079

Income tax expense (benefit)	$4	$6	$(311)

    Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against these assets.  Accordingly, no deferred tax asset has been recorded in the consolidated balance sheet.

NOTE 8 – EMPLOYEE BENEFIT PLANS

    The Company has a 401(k) Plan for its salaried employees.  The Company matches 100% of the first three percent of annual base salary and 50% of the next two percent of annual base salary contributed by an employee to the plan.  The Company contributed approximately $42,000, $54,000 and $62,000 to the plans in 2014, 2013 and 2012, respectively.

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

2003 Management Equity Incentive Plan

    In December 2003, the Company’s board of directors authorized the adoption of a Management Equity Incentive Plan.  As of December 31, 2014, a total of 315,000 common stock options remain outstanding under this plan.

2009 Equity Incentive Plan

    The 2009 Equity Incentive Plan was approved by stockholders at the 2009 Annual Meeting.  The plan provides for the grant and issuance of up to 850,000 shares and options to the Company’s employees and consultants.  The plan became effective when the Company filed a registration statement on Form S-8 on December 18, 2009.  All options issued under the 2009 Equity Incentive Plan have a ten-year term with vesting periods ranging from issuance date to 24 months.  Under the plan, a total of 537,500 common stock purchase options have been issued.  In May 2014, unexercised option to purchase 20,000 shares were forfeited.  As of December 31, 2014, 507,500 common stock options remain outstanding under this plan.

2014 Equity Incentive Plan

    The 2014 Equity Incentive Plan was approved by stockholders at the June 10, 2014 Annual Meeting.  The plan provides for the grant and issuance of up to 675,000 shares and options to the Company’s employees, directors and consultants.  Upon approval of the 2014 Equity Incentive Plan, all shares of common stock that remained available for award under the 2009 Equity Incentive Plan were cancelled.  Following registration of the 2014 Plan on Form S-8, the Company entered into revised employment agreements with certain senior management that provide for the issuance of up to 162,500 Restricted Stock Units (“RSU’s”) during the period July 1, 2014 through December 31, 2016 and the issuance of up to 200,000 RSU’s in connection with obtaining construction financing for the Water Project.  Of the 162,500 restricted stock units granted on July 1 pursuant to these employment agreements, 32,500 shares are vested as of December 31, 2014.

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

    All options that have been issued under the above plans have been issued to officers, employees and consultants of the Company.  In total, options to purchase 822,500 shares were unexercised and outstanding on December 31, 2014, under the three equity incentive plans.

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

    The Company recognized no stock option related compensation costs for the year ended December 31, 2014, and $43,000, and $284,000 in the years ended December 31, 2013 and 2012, respectively, relating to these options.  No stock options were exercised during 2014.

    A summary of option activity under the plans as of December 31, 2014, and changes during the year ended are presented below:

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000’s)

Outstanding January 1, 2014	842,500	$11.84	4.5	$7,316
Granted	-	$-	-	-
Exercised	-	$-	-	-
Forfeited or expired	(20,000)	$12.60	6.2	135
Outstanding at December 31, 2014	822,500	$11.82	3.4	7,181
Exercisable at December 31, 2014	822,500	$11.82	3.4	$7,181

    No options were granted in 2014, 2013 and 2012.  The following table summarizes stock option activity for the periods noted:

			Weighted-
			Average
	Amount		Exercise Price

Outstanding at January 1, 2012	862,500		$11.92
Granted	-		$-
Expired or canceled	-		$-
Exercised	-		$-

Outstanding at December 31, 2012	862,500		$11.92
Granted	-		$-
Expired or canceled	20,000		$15.25
Exercised	-		$-

Outstanding at December 31, 2013	842,500		$11.84
Granted	-		$-
Expired or canceled	20,000		$$ 12.60
Exercised	-		$$ -

Outstanding at December 31, 2014	822,500	(a)	$11.82

Options exercisable at December 31, 2014	822,500		$11.82

Weighted-average years of remaining contractual life of options outstanding at December 31, 2014	3.4

(a)	Exercise prices vary from $9.88 to $13.95, and expiration dates vary from May 2015 to December 2021.

Stock Awards to Directors, Officers, Consultants and Employees

    The Company has granted stock awards pursuant to its 2009 Equity Incentive Plan and 2014 Equity Incentive Plan.

    Of the total 850,000 shares reserved under the 2009 Equity Incentive Plan, 115,000 restricted shares of common stock were granted on January 14, 2010, and 140,000 restricted shares of common stock were granted on January 10, 2011, consistent with the terms of the agreements pursuant to which those executives provide services to the Company and which contemplate that such executives will participate in the Company’s long-term incentive plans.  The recipients of these restricted shares have a contractual agreement not to sell any of these shares for a period of three years following the effective date.  Of the remaining 595,000 shares reserved under the 2009 Equity Incentive Plan, 42,265 shares of common stock were awarded to directors and 507,500 were issued as options as described above.  Upon approval of the 2014 Equity Incentive Plan in June 2014, 45,235 shares remaining available for award under the 2009 Equity Incentive Plan were cancelled.

    Under the 2014 Equity Incentive Plan, 44,358 shares have been awarded to the Company’s directors, consultants and employees.  Of the 44,358 shares awarded, 14,514 shares were awarded for service during the plan year ended June 30, 2014, became effective on that date and vested on January 31, 2015.

    The accompanying consolidated statements of operations and comprehensive loss include approximately $1,077,000, $100,000 and $99,000 of stock-based compensation expense related to stock awards in the years ended December 31, 2014, 2013 and 2012, respectively.

    A summary of stock awards activity under the plans during the years ended December 31, 2014 and 2013 is presented below:

		Weighted-
		Average
		Grant-date
	Shares	Fair Value

Nonvested at December 31, 2012	13,795	$7.21
Granted	19,483	$4.60
Forfeited or canceled	-	$-
Vested	(13,795)	$7.21

Nonvested at December 31, 2013	19,483	$4.60
Granted	206,858	$8.69
Forfeited or canceled	-	$-
Vested	(81,827)	$8.07

Nonvested at December 31, 2014	144,514	$8.50

Stock Purchase Warrants Issued to Non-Employees

    The Company accounts for equity securities issued to non-employees in accordance with the provisions of ASC 505.

    On November 30, 2011, the Company raised $6 million with a private placement of 666,667 shares of Common Stock at a price of $9 per share.  For every three (3) shares of Common Stock issued, the Company issued one (1) Common Stock purchase warrant entitling the holder to purchase one (1) share of Common Stock at an exercise price of $13 per share.  These warrants expired on December 8, 2014.

    On October 30, 2012, the Company increased the capacity of its existing Term Loan facility with an additional $5 million facility.  Concurrently with the funding of the facility, the Company issued warrants to the lenders to purchase an aggregate of 250,000 shares of its common stock.  These warrants have an exercise price of $10 per share and must be exercised not later than two years from the date of issuance.  In August and September 2014, holders of 137,500 warrants exercised their warrants in a cashless exercise.  As a result, 24,411 shares of common stock were issued to the holders.  The remaining 112,500 warrants expired on October 30, 2014.

    As of December 31, 2014, no warrants remain outstanding.

NOTE 11 – SEGMENT INFORMATION

    The primary business of the Company is to acquire and develop land and water resources.  As a result, the Company’s financial results are reported in a single segment.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

    The Company leases equipment and office facilities under operating leases that expire through January 2016.  Aggregate rental expense under all operating leases was approximately $202,000, $219,000 and $343,000 in the years ended December 31, 2014, 2013 and 2012, respectively.  At December 31, 2014, the future minimum rental commitments under existing non-cancelable operating leases totaled $182,000 due during the year ending December 31, 2015.

    In the normal course of its agricultural operations, the Company handles, stores, transports and dispenses products identified as hazardous materials.  Regulatory agencies periodically conduct inspections and, currently, there are no pending claims with respect to hazardous materials.

    The Company entered into a Services and Exclusivity Agreement with Layne Christensen Company (“Layne”) on November 2, 2009.  The agreement provides that the Company will contract exclusively with Layne for certain water related services, including drilling of boreholes, drilling of monitoring wells, completion of test wells, completion of production wells, and completion of aquifer, storage and recovery wells.  In exchange for the Services and Exclusivity Agreement, Layne has agreed to forego $923,000 for work performed.  This amount continues to be recorded as an other long-term liability as of December 31, 2014, and will be credited toward future work performed during the construction phase of the Water Project.

    Pursuant to cost-sharing agreements that have been entered into by participants in the Company’s Water Project, $750,000 in funds has offset costs incurred in the environmental analysis of the Water Project.  These funds may either be reimbursed or credited to participants participation in the Water Project and, accordingly, are fully reflected as deferred revenue as of December 31, 2014.

    In California, third parties have the ability to challenge California Environmental Quality Act approvals in State Court, and, in 2012, the Company was named as a real-party-in-interest in nine lawsuits challenging the various Water Project approvals granted by the Santa Margarita Water District (“SMWD”) and San Bernardino County (the “County”).  In 2013, three cases were dismissed or otherwise settled.  Trial in the six remaining cases, which were brought by two petitioners, began in December 2013 and concluded in February 2014.  In September 2014, the Court issued final signed judgments (“Judgments”) formally denying all claims brought in the six lawsuits.  The Judgments upheld the environmental review and approvals of the Water Project and also awarded costs to SMWD, the County, Cadiz and Fenner Valley Mutual Water Company as the prevailing parties in the cases. The Judgments served as the Court’s final actions in the six cases.

    During the fourth quarter of 2014, the petitioners filed independent appeals of the six Judgments in the California Court of Appeals, Fourth District. These appeals were anticipated and are expected to be heard by the Appeals Court in 2015.  The appeals process is not projected to have any impact on the Company’s ongoing implementation and pre-construction activities for the Water Project.

    There are no other material legal proceedings pending to which the Company is a party or of which any of the Company’s property is the subject.

NOTE 13 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands, except per share data)
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014

Revenues	$4	$11	$305	$16
Gross profit (loss)	4	11	23	(59)
Operating loss	(2,648)	(2,453)	(2,375)	(2,883)
Net loss	(4,694)	(4,515)	(4,566)	(5,106)
Basic and diluted net loss per common share	$(0.29)	$(0.28)	$(0.28)	$(0.30)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013

Revenues	$4	$4	$182	$111
Gross profit (loss)	4	4	(110)	(152)
Operating loss	(3,944)	(2,871)	(3,107)	(4,050)
Net loss	(7,439)	(4,461)	(4,797)	(5,980)
Basic and diluted net loss per common share	$(0.48)	(0.29)	$(0.31)	$(0.38)

Cadiz Inc.

Schedule II – Valuation and Qualifying Accounts

For the years ended December 31, 2014, 2013 and 2012 ($ in thousands)

	Balance at	Additions Charged to			Balance
Year ended	Beginning	Costs and	Other		at End
December 31, 2014	of Period	Expenses	Accounts	Deductions	of Period

Deferred tax asset valuation allowance	$65,272	$6,667	$-	$-	$71,939

Year ended
December 31, 2013

Deferred tax asset valuation allowance	$60,041	$5,231	$-	$-	$65,272

Year ended
December 31, 2012

Deferred tax asset valuation allowance	$54,788	$5,253	$-	$-	$60,041

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CADIZ INC.

By:	/s/ Scott Slater
Scott Slater,
Chief Executive Officer

Date:	March 9, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name and Position	Date

/s/ Keith Brackpool	March 9, 2015
Keith Brackpool, Chairman

/s/ Scott Slater	March 9, 2015
Scott Slater, Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Timothy J. Shaheen	March 9, 2015
Timothy J. Shaheen, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

/s/ Geoffrey Grant	March 9, 2015
Geoffrey Grant, Director

/s/ Winston H. Hickox	March 9, 2015
Winston H. Hickox, Director

/s/ Murray H. Hutchison	March 9, 2015
Murray H. Hutchison, Director

/s/ Raymond J. Pacini	March 9, 2015
Raymond J. Pacini, Director

/s/ Stephen E. Courter	March 9, 2015
Stephen E. Courter, Director