Form 10-Q
period 2015-03-31
CADIZ INC
filed 2015-05-08
CIK 727273

United States
Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☑   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2015
OR
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
Yes         No   √
As of May 5, 2015, the Registrant had 17,724,099 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.

Index

Cadiz Inc.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
	For the Three Months
	Ended March 31,
($ in thousands except per share data)	2015	2014

Revenues	$18	$4

Costs and expenses:
Cost of sales	-	-
General and administrative	2,675	2,588
Depreciation	61	64

Total costs and expenses	2,736	2,652

Operating loss	(2,718)	(2,648)

Interest expense, net	(2,193)	(2,045)
Other income	70	-

Loss before income taxes	(4,841)	(4,693)
Income tax provision	1	1

Net loss and comprehensive loss applicable to common stock	$(4,842)	$(4,694)

Basic and diluted net loss per common share	$(0.27)	$(0.29)

Basic and diluted weighted average shares outstanding	17,707	16,166

See accompanying notes to the consolidated financial statements.

  Index

Cadiz Inc.

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
($ in thousands except share data)	2015	2014

ASSETS

Current assets:
Cash and cash equivalents	$13,548	$16,206
Accounts receivable	69	239
Inventories	105	-
Prepaid expenses and other	719	346

Total current assets	14,441	16,791

Property, plant, equipment and water programs, net	43,596	43,640
Goodwill	3,813	3,813
Debt issuance costs	779	837
Other assets	3,403	3,131

Total assets	$66,032	$68,212

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$615	$302
Accrued liabilities	1,333	1,580
Current portion of long-term debt	35,441	11

Total current liabilities	37,389	1,893

Long-term debt, net	71,086	104,384
Deferred revenue	750	750
Other long-term liabilities	923	923

Total liabilities	110,148	107,950

Stockholders’ deficit:
Common stock - $.01 par value; 70,000,000 shares
authorized; shares issued and outstanding – 17,719,251 at
March 31, 2015 and 17,681,274 at December 31, 2014	177	177
Additional paid-in capital	320,068	319,604
Accumulated deficit	(364,361)	(359,519)
Total stockholders’ deficit	(44,116)	(39,738)

Total liabilities and stockholders’ deficit	$66,032	$68,212

See accompanying notes to the consolidated financial statements.

    Index

Cadiz Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months
	Ended March 31,
($ in thousands)	2015	2014

Cash flows from operating activities:
Net loss	$(4,842)	(4,694)
Adjustments to reconcile net loss to
net cash used for operating activities:
Depreciation	61	64
Amortization of debt discount and issuance costs	222	207
Interest expense added to loan principal	1,971	1,838
Compensation charge for stock and share option awards	260	30
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	170	(10)
Increase in prepaid expenses and other	(478)	(298)
Increase in other assets	(272)	(271)
Increase (decrease) in accounts payable	315	(746)
Decrease in accrued liabilities	(43)	(554)
Net cash used for operating activities	(2,636)	(4,434)

Cash flows from investing activities:
Additions to property, plant and equipment	(19)	-
Net cash used for investing activities	(19)	-

Cash flows from financing activities:
Principal payments on long-term debt	(3)	(3)

Net cash used for by financing activities	(3)	(3)

Net decrease in cash and cash equivalents	(2,658)	(4,437)

Cash and cash equivalents, beginning of period	16,206	11,887

Cash and cash equivalents, end of period	$13,548	$7,450

See accompanying notes to the consolidated financial statements.

    Index

Cadiz Inc.

Consolidated Statement of Stockholders’ Deficit (Unaudited)

($ in thousands except share data)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2014	17,681,274	$177	$319,604	$(359,519)	$(39,738)

Stock-based compensation expense	37,977	-	464	-	464

Net loss and comprehensive loss	-	-	-	(4,842)	(4,842)

Balance as of March 31, 2015	17,719,251	$177	$320,068	$(364,361)	$(44,116)

See accompanying notes to the consolidated financial statements.

    Index

Cadiz Inc.

Notes to the Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The Consolidated Financial Statements have been prepared by Cadiz Inc., also referred to as “Cadiz” or “the Company”, without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2014.

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

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates and such differences may be material to the financial statements. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of results for the entire fiscal year ending December 31, 2015.

Liquidity

    The Consolidated Financial Statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $4.8 million for the three months ended March 31, 2015, and $4.7 million for the three months ended March 31, 2014.  The Company had a working capital deficit of $22.9 million at March 31, 2015, and used cash in operations of $2.6 million for the three months ended March 31, 2015, and $4.4 million for the three months ended March 31, 2014.

    Cash requirements during the three months ended March 31, 2015, primarily reflect certain administrative and litigation costs related to the Company’s water project development efforts.  Currently, the Company’s sole focus is the development of its land and water assets.

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

    Index

    In July 2013, the Company filed a new shelf registration statement on Form S-3 registering the issuance of up to $40 million in shares of the Company’s common stock, preferred stock, warrants, subscription rights, units and certain debt instruments in one or more public offerings.  In November 2014, the Company raised approximately $14.6 million with the sale of 1,435,713 shares at $10.1751 per share by way of a takedown from this shelf registration.

    The $14.6 million in additional working capital raised in November 2014, as discussed above, together with the Company’s existing cash resources, provides the Company with sufficient funds to meet its expected working capital needs through the end of February 2016.

    The Company has a first mortgage debt obligation of $35.4 million coming due in March 2016.  Based upon the Company’s current and anticipated usage of cash resources, and depending on its progress toward implementation of the Cadiz Valley Water Conservation, Recovery and Storage Project (“Water Project” or “Project”), the first mortgage obligation may be extinguished, extended or replaced.  Further, the Company may require additional working capital during 2016.  The Company is evaluating the amount of cash needed, and the manner in which such cash will be raised, on an ongoing basis.  The Company may meet any future cash requirements through a variety of means, including equity or debt placements, or through the sale or other disposition of assets.  Equity placements would be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon the Company’s existing stockholders.  The Company has engaged an investment bank and is currently pursuing an alternative for the first mortgage obligation that is compatible with the construction financing need necessary for the implementation of the Water Project.

    Limitations on the Company’s liquidity and ability to raise capital may adversely affect it.  Sufficient liquidity is critical to meet its resource development activities.  Although the Company currently expects its sources of capital to be sufficient to meet its near-term liquidity needs, there can be no assurance that its liquidity requirements will continue to be satisfied.  If the Company cannot raise needed funds or refinance its current $35.4 million debt obligation prior to maturity in March 2016, it might default on its debt obligations, which would adversely affect its ability to implement its current business plan and ultimately its viability as a company.

Supplemental Cash Flow Information

    No cash payments, including interest, are due on the corporate secured debt or convertible notes prior to their maturities.

Recent Accounting Pronouncements

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

    Index

    In August 2014, the FASB issued an accounting standards update requiring an entity’s management to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).  The Company is currently evaluating this new guidance which is effective for fiscal years beginning after December 15, 2016, and all annual and interim periods thereafter, and cannot determine the impact of this standard at this time.

    On April 7, 2015, the FASB issued an accounting standards update that will require debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts.  Currently, these costs are presented as a deferred charge asset.  The Company is currently evaluating this new guidance which is effective for fiscal years beginning after December 15, 2015, and all annual and interim periods thereafter, and cannot determine the impact of this standard at this time.

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

2003 Management Equity Incentive Plan

    In December 2003, the Company’s board of directors authorized the adoption of a Management Equity Incentive Plan.  As of March 31, 2015, a total of 315,000 common stock options remain outstanding under this plan.

2009 Equity Incentive Plan

    The 2009 Equity Incentive Plan was approved by stockholders at the 2009 Annual Meeting.  The plan provides for the grant and issuance of up to 850,000 shares and options to the Company’s employees and consultants.  The plan became effective when the Company filed a registration statement on Form S-8 on December 18, 2009.  All options issued under the 2009 Equity Incentive Plan have a ten-year term with vesting periods ranging from issuance date to 24 months.  As of March 31, 2015, 507,500 common stock options remain outstanding under this plan.

    Index

2014 Equity Incentive Plan

    The 2014 Equity Incentive Plan was approved by stockholders at the June 10, 2014 Annual Meeting.  The plan provides for the grant and issuance of up to 675,000 shares and options to the Company’s employees, directors and consultants.  Upon approval of the 2014 Equity Incentive Plan, all shares of common stock that remained available for award under the 2009 Equity Incentive Plan were cancelled.  Following registration of the 2014 Plan on Form S-8, the Company entered into revised employment agreements with certain senior management that provide for the issuance of up to 162,500 Restricted Stock Units (“RSU’s”) during the period July 1, 2014 through December 31, 2016 and the issuance of up to 200,000 RSU’s in connection with obtaining construction financing for the Water Project.  Of the 162,500 restricted stock units granted on July 1, 2014 pursuant to these employment agreements, 48,750 shares are vested as of March 31, 2015.

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

    All options that have been issued under the above plans have been issued to officers, employees and consultants of the Company.  In total, options to purchase 822,500 shares were unexercised and outstanding on March 31, 2015, under the three equity incentive plans.

    The Company recognized no stock option related compensation costs in each of the three months ended March 31, 2015 and 2014.  No options were exercised during the three months ended March 31, 2015.

Stock Awards to Directors, Officers, and Consultants

    The Company has granted stock awards pursuant to its 2009 Equity Incentive Plan and 2014 Equity Incentive Plan.

    Of the total 850,000 shares reserved under the 2009 Equity Incentive Plan, 115,000 restricted shares of common stock were granted on January 14, 2010, and 140,000 restricted shares of common stock were granted on January 10, 2011.  Of the remaining 595,000 shares reserved under the 2009 Equity Incentive Plan, 42,265 shares of common stock were awarded to directors, 507,500 were issued as options as described above as of March 31, 2015.  Upon approval of the 2014 Equity Incentive Plan in June 2014, 45,235 shares remaining available for award under the 2009 Equity Incentive Plan were cancelled.

    Under the 2014 Equity Incentive Plan, 30,821 shares have been awarded to the Company directors and consultants as of March 31, 2015.  Of the 30,821 shares awarded, 14,514 shares were awarded for services during the plan year ended June 30, 2014, became effective on that date and vested on January 31, 2015.

    The Company recognized stock-based compensation costs of $260,000 and $30,000 for the three months ended March 31, 2015 and 2014, respectively.

    Index

NOTE 4 – INCOME TAXES

    As of March 31, 2015, the Company had net operating loss (“NOL”) carryforwards of approximately $225 million for federal income tax purposes and $132 million for California state income tax purposes.  Such carryforwards expire in varying amounts through the year 2035.  Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

    As of March 31, 2015, the Company possessed unrecognized tax benefits totaling approximately $2.8 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.

    The Company's tax years 2011 through 2014 remain subject to examination by the Internal Revenue Service, and tax years 2010 through 2014 remain subject to examination by California tax jurisdictions.  In addition, the Company's loss carryforward amounts are generally subject to examination and adjustment for a period of three years for federal tax purposes and four years for California purposes, beginning when such carryovers are utilized to reduce taxes in a future tax year.

    Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against these assets.  Accordingly, no deferred tax asset has been reflected in the accompanying consolidated balance sheets.

NOTE 5 – NET LOSS PER COMMON SHARE

    Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding.  Options, deferred stock units, warrants and the zero coupon term loan convertible into or exercisable for certain shares of the Company’s common stock were not considered in the computation of net loss per share because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 8,597,000 and 8,451,000 for the three months ended March 31, 2015 and 2014, respectively.

NOTE 6 – CONTINGENCIES

    On April 24, 2015, a putative class action lawsuit, entitled Van Wingerden v. Cadiz Inc., et al., No. 2:15-cv-03080-JAK-JEM, was filed against Cadiz and certain of its directors and officers (“Defendants”) in the United States District Court for the Central District of California purporting to assert claims for violation of §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint, which purports to be brought on behalf of all Cadiz shareholders, alleges that the Defendants have made false and misleading statements regarding the Company’s business and prospects.  The complaint seeks unspecified monetary damages and other relief.  The Company believes that the purported class action lawsuit is without merit and intends to vigorously defend the action.

  Index

    While the Company believes that the purported class action lawsuit is without merit, pursuant to applicable accounting requirements, the Company will evaluate this matter on an ongoing basis and record accruals for contingencies if the Company concludes that it is probable that a material loss will be incurred and the amount of the loss can be reasonably estimated.  In many situations, including the purported class action, such matters are being contested, the outcome is not predictable and any potential loss is not estimable.

    There are no other material legal proceedings pending to which the Company is a party or of which any of the Company’s property is the subject.

    Index

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

    In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the following discussion contains trend analysis and other forward-looking statements.  Forward-looking statements can be identified by the use of words such as "intends", "anticipates", "believes", "estimates", "projects", "forecasts", "expects", "plans" and "proposes".  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements.  These include, among others, our ability to maximize value from our Cadiz, California land and water resources; and our ability to obtain new financings as needed to meet our ongoing working capital needs.  See additional discussion under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Executive Summary

    At present, Cadiz Inc. (“Cadiz” or the “Company”) is primarily focused on the development of the Cadiz Valley Water Conservation, Recovery and Storage Project (“Water Project” or “Project”), which will capture and conserve millions of acre-feet of native groundwater currently being lost to evaporation from the aquifer system beneath our Cadiz Valley property and deliver it to water providers throughout Southern California (see “Water Resource Development”).  We believe that the ultimate implementation of this Water Project will create the primary source of our future cash flow and, accordingly, our working capital requirements relate largely to the development activities associated with this Water Project.  In September 2014, the Orange County Superior Court (“Court”) issued final signed judgments (“Judgments”) affirming the previously announced decisions that the public agencies, Santa Margarita Water District (“SMWD”) and the County of San Bernardino (“County”), each acted properly in approving the Water Project under the California Environmental Quality Act (“CEQA”).   The Judgments also awarded costs to SMWD, the County, Cadiz and Fenner Valley Mutual Water Company as the prevailing parties in the cases. During the fourth quarter of 2014, the petitioners in the six original Court cases filed independent appeals of the six Judgments with the California Court of Appeals, Fourth District.  These appeals were anticipated and are expected to be heard by the Appeals Court in the fourth quarter of 2015.  The appeals process is not projected to have any impact on the Company’s ongoing implementation and pre-construction activities for the Water Project.

    The Company has a first mortgage obligation of $35.4 million due in March of 2016.  The Company will need to extinguish, extend or replace this first mortgage prior to that time.  The Company has engaged an investment bank and is currently pursuing an alternative for the first mortgage obligation that is compatible with the construction financing needs necessary for implementation of the Water Project.

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

    Index

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

    In addition to our sustainable agricultural operations, we believe that the long-term value of our land assets can best be derived through the development of a combination of water supply and storage projects at our properties.  At present, the Company is primarily focused on the development of the Water Project, which will capture and conserve millions of acre-feet1 of native groundwater currently being lost to evaporation from the aquifer system beneath our Cadiz/Fenner Property and deliver it to water providers throughout Southern California (see “Water Resource Development”).  We believe that the ultimate implementation of this Water Project will create the primary source of our future cash flow and, accordingly, our working capital requirements relate largely to the development activities associated with this Water Project.

    The primary factor driving the value of such projects is continuing pressure on water supplies throughout California which has led to Southern California water providers to actively seek new, reliable supply solutions to plan for both short and long-term water needs.  This includes environmental and regulatory restrictions on each of the State’s three main water sources:  the State Water Project, which provides water supplies from Northern California to the central and southern parts of the state, the CRA and the Los Angeles Aqueduct.  Southern California’s water providers rely on imports from these systems for a majority of their water supplies, but deliveries from all three into the region have been below capacity over the last several years.

    Availability of supplies in California also differs greatly from year to year due to natural hydrological variability.  In January 2014, California’s Governor declared a drought emergency for the entire state as a result of record-low winter precipitation and depleted reservoir storage levels.  In April 2015, California entered its fourth year of drought, with more than 90% of the State in a severe drought condition, according to the United States Drought Monitor.  In response, California Governor Jerry Brown issued an Executive Order on April 1, 2015, imposing the State’s first-ever mandatory 25% reduction in urban water use effective for the next 12 months.  Also in April 2015, the Metropolitan Water District of Southern California adopted mandatory rationing, which will limit the availability of imported supplies for water providers throughout the region.

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

    Index

    In addition to these development efforts, we will also pursue strategic investments in complementary business or infrastructure to meet our objectives.  We cannot predict with certainty when or if these objectives will be realized.

Water Resource Development

    The Water Project is designed to capture and conserve billions of gallons of renewable native groundwater currently being lost annually to evaporation from the aquifer system underlying our Cadiz/Fenner Property, and provide a reliable water supply to water users in Southern California.  By implementing established groundwater management practices, the Water Project will create a new, sustainable water supply for project participants without adversely impacting the aquifer system or the desert environment.  The total quantity of groundwater to be recovered and conveyed to Water Project participants will not exceed a long-term annual average of 50,000 acre-feet per year for 50 years.  The Water Project also offers participants the ability to carry-over their annual supply, and store it in the groundwater basin from year to year.  A second phase of the Water Project, Phase II, will offer approximately one million acre-feet of underground storage capacity that can be used to hold imported water supplies at the Water Project area.

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

    Index

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

    The pipeline route was fully analyzed in the Water Project’s Final Environmental Impact Report (“EIR”) as part of the CEQA environmental review process completed in 2012 and was found to be the environmentally preferred route for the pipeline.  Our plan to construct the Project pipeline within the railroad right-of-way is similar to, and modeled after, the thousands of other existing longitudinal uses of rail corridors in place across the United States today, such as telecommunications lines, natural gas and petroleum product lines and other water lines.  Under the General Railroad Right-of-Way Act of March 3, 1875 (“1875 Act”), according to which many of these railroad corridors were established, a railroad can lease its property for third party uses without consent of the federal government so long as the use also serves railroad purposes.  This interpretation of the 1875 Act was confirmed by Memorandum Opinion M-37025 issued by the Solicitor of the US Department of the Interior on November 4, 2011.

    In August 2014, the U.S. Bureau of Land Management issued guidance (Instruction Memorandum No. 2014-122) to its field offices requiring the evaluation of all existing and proposed uses of 1875 Act railroad rights-of-way to determine whether or not they further a railroad purpose.  If the BLM determines that a third-party use does further a railroad purpose, then the railroad or third parties authorized by it may proceed with the activity without further federal consent or involvement.  If BLM determines that the proposed activity does not further a railroad purpose, then the railroad or third parties authorized by it will have to obtain a permit from BLM in order to proceed.  We are currently in communication with the BLM regarding its assessment of the Project’s proposed use of the ARZC right-of-way and the numerous railroad purposes served, as directed by the new guidance.  On April 1, 2015 we received notification from the BLM California office that it continues to analyze the Project’s proposed use of the ARZC right-of-way and expects to provide the results of its evaluation to the BLM Washington D.C. office by the conclusion of the summer.

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

    In 2014, we also executed Letters of Intent (“LOIs”) with two California water providers and two California agricultural entities reserving up to 20,000 acre-feet of water per year from the Water Project at $960/acre-foot (2014 dollars) delivered to the Colorado River Aqueduct.  In December 2014, we converted one of these LOIs with San Luis Water District (“San Luis”) to a Water Purchase and Sale Agreement (“PSA”) for 10,000 acre-feet per year.  Under the terms of the PSA, San Luis will pay an initial price of $960 per acre-foot (“AF”)(2014 dollars) for water made available to it by the Project.  The payment will be adjusted annually in accordance with the Bureau of Labor Statistics Water and Sewer Maintenance Index up to a maximum of five percent (5%) per year.  San Luis also secured the right to acquire specified carry-over storage rights in the Water Project to achieve year-to-year flexibility in its use of water for $1,500 per AF and an annual management fee of $20 per AF of acquired storage capacity.  The delivery of Project water to San Luis will be subject to an exchange with the Metropolitan Water District of Southern California or another eligible State Water Project contractor.  The terms of any exchange will be finalized prior to commencement of Project construction.

    We have executed LOIs, option agreements and purchase agreements that are in excess of Water Project capacity and are working collaboratively with the remaining water providers to account for any oversubscription as we progress final definitive PSAs.

    Index

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

    Index

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

    During the fourth quarter of 2014, the petitioners filed independent appeals of the six Judgments in the California Court of Appeals, Fourth District. See Item 3, “Legal Proceedings” for more information.  These appeals were anticipated and are expected to be heard by the Appeals Court in the fourth quarter of 2015.  The appeals process is not projected to have any impact on the Company’s ongoing implementation and pre-construction activities for the Water Project.

    Because Water Project supplies must enter and be transported within the CRA to reach the Project’s customers, Metropolitan must also take action as a responsible agency under CEQA prior to construction of the Project regarding the terms and conditions of the Project’s use of the CRA.  Water Project supplies will enter Metropolitan’s CRA in accordance with its published engineering and design standards and subject to all applicable fees and charges routinely established by Metropolitan for the conveyance of water within its service territory.  Water Project supplies must also meet all water quality standards established by Metropolitan prior to entering the CRA.  Cadiz water has historically met every state and federal maximum contaminant level (“MCL”) for water quality.  However, in 2014, the State of California adopted the first-ever standard for Chromium 6, a heavy metal that can naturally occur in groundwater when manganese oxides, at 10 parts per billion (“ppb”).  We have determined that some of our wells contain naturally occurring Chromium 6 in levels that slightly exceed the MCL and therefore expect our water would need to be treated, or blended with water lower in Chromium 6, prior to entering the CRA.  We have participated in research and development of Chromium 6 treatment technologies over the last 12 months and believe that we can meet this standard in a cost-effective manner. Potential costs have been factored into our estimates for capital expenditures and operations and maintenance.  We expect Metropolitan to consider the terms and conditions of transportation for our customers’ water later this year.

(4)	Construction and Working Capital

    As part of the Water Purchase and Sale Agreement with SMWD referred to in (2), above, SMWD is further authorized to continue next steps with the Company, which includes final permitting, design and construction.

    Index

    As described above, construction of Phase I of the Water Project would primarily consist of wellfield facilities at the Project site, a conveyance pipeline extending approximately 43 miles along the right-of-way described in (1), above, from the wellfield to the CRA, and an energy source to pump water through the conveyance pipeline between the Project well-field and the CRA.  The construction of these facilities will require capital financing, which is expected to be secured by the new facility assets. The Company’s existing corporate term debt (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”) provides us the flexibility to incorporate Water Project construction financing within our current debt structure.

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

    In September 2011, we entered into an agreement with El Paso Natural Gas (“EPNG”), a subsidiary of Kinder Morgan Inc., providing us with rights to purchase approximately 220-miles of idle, natural gas pipeline between Bakersfield and Cadiz, California for $40 million.

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

    In consideration of the new agreement, EPNG reduced the purchase price of the 96-mile eastern segment to $1 (one dollar), plus previous option payments totaling $1.07 million already made by the Company.  On April 11, 2014, the Company paid the remaining purchase price of $1 (one dollar) and secured ownership of the asset.  In addition, the agreement provides that if EPNG files for regulatory approval of any new use of the 124-mile western segment by December 2015, EPNG will make a payment of $10 million to the Company on the date the application for regulatory approval is filed.  If the $10 million payment is not made by EPNG, the Company will have a further three-year option to acquire the additional 124-mile western segment for $20 million.

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

    The entire EPNG pipeline was evaluated in the Water Project’s EIR during the CEQA process at a programmatic level.  Any use of the line would be conducted in conformity with the Project’s GMMMP and is subject to further CEQA evaluation (see “Water Resource Development”, above).

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

    Index

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

    Index

Other Opportunities

    Other opportunities in the water and agricultural or related infrastructure business complementary to our current objectives could provide new opportunities for our Company.

    Over the longer term, we believe the population of Southern California, Nevada and Arizona will continue to grow, and that, in time, the economics of commercial and residential development at our properties may become attractive.

    We remain committed to the sustainable use of our land and water assets, and will continue to explore all opportunities for environmentally responsible development of these assets.  We cannot predict with certainty which of these various opportunities will ultimately be utilized.

Results of Operations

Three Months Ended March 31, 2015, Compared to Three Months Ended March 31, 2014

    We have not received significant revenues from our water resource and real estate development activity to date.  Our revenues have been limited to our agricultural operations.  As a result, we have historically incurred a net loss from operations.  We had revenues of $18 thousand for the three months ended March 31, 2015, and $4 thousand for the three months ended March 31, 2014.  We incurred a net loss of $4.8 million in the three months ended March 31, 2015, compared with a $4.7 million net loss during the three months ended March 31, 2014.

    Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e., general and administrative expense) and our interest expense.  We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

    Revenues  Revenue totaled $18 thousand during the three months ended March 31, 2015, compared to $4 thousand during the three months ended March 31, 2014.

Cost of Sales  Cost of sales were zero for each of the three months ended March 31, 2015 and 2014.

General and Administrative Expenses General and administrative expenses were $2.7 million during each of the three months ended March 31, 2015 and 2014.  Non-cash compensation costs for stock and option awards are included in General and Administrative Expenses.

    General and Administrative Expenses, exclusive of stock-based compensation costs, totaled $2.4 million and $2.6 million for the three months ended March 31, 2015 and 2014, respectively.  The decrease in general and administrative expenses in 2015 was primarily related to lower litigation costs related to the Water Project due to the timing of the administrative trial (see “Water Resource Development”, above).

    Compensation costs from stock and option awards for the three months ended March 31, 2015, were $260 thousand, compared with $30 thousand for the three months ended March 31, 2014.  The higher 2015 expense primarily reflects the vesting schedules of stock awards under the 2014 equity incentive plan.

    Index

Depreciation Depreciation expense totaled $61 thousand for the three months ended March 31, 2015 and $64 thousand for the three months ended March 31, 2014.

Interest Expense, net  Net interest expense totaled $2.2 million during the three months ended March 31, 2015, compared to $2.0 million during the same period in 2014.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	March 31,
	2015	2014

Interest on outstanding debt	$1,971	$1,838
Amortization of debt discount	164	152
Amortization of deferred loan costs	58	55

	$2,193	$2,045

Other Income, net  Net other income for the three months ended March 31, 2015, was $70 thousand and zero for the three months ended March 31, 2014.  The amount recorded in 2015 is in connection with a lease modification fee related to the amended lease agreement with Limoneira Company.  See “Agricultural Development”, above.

Income Taxes  Income tax expense totaled $1 thousand for each of the three months ended March 31, 2015 and 2014.  See Note 4 to the Consolidated Financial Statements - “Income Taxes”.

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

    Index

II.	$53.5 million in convertible notes (the “Convertible Notes”) that accrue interest at 7% per annum with no principal or interest payments required before maturity in March 2018.

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

    Both the Senior Secured Debt and the Convertible Notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit our ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on our ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the new loans were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At March 31, 2015, we were in compliance with our debt covenants.

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

    At March 31, 2015, we had no outstanding credit facilities other than the Senior Secured Debt and the Convertible Notes described above.

Cash Used for Operating Activities.  Cash used for operating activities totaled $2.6 million and $4.4 million for the three months ended March 31, 2015 and 2014, respectively.  The cash was primarily used to fund general and administrative expenses related to our water development efforts and litigation costs for the three month periods ended March 31, 2015 and 2014.  The decrease in cash used for operating activities in 2015 resulted primarily from a decrease in litigation costs related to the Water Project due to the timing of the administrative trial (see “Water Resource Development”, above).

    Index

Cash Used for Investing Activities.  Cash used for investing activities during the three months ended March 31, 2015 was $19 thousand compared with zero during the same period in 2014.

Cash Used for Financing Activities.  Cash used for financing activities for each of the three months ended March 31, 2015 and 2014 was $3 thousand.

Outlook

    Short-Term Outlook.  Our cash resources of $13.5 million as of March 31, 2015 provide us with sufficient funds to meet our expected working capital needs through the end of February 2016.  Our existing first mortgage debt obligation of $35.4 million comes due in March 2016.  Based on our progress with the Water Project, we will need to extinguish, extend, or replace this debt obligation prior to that time.  We have engaged an investment bank and are currently pursuing an alternative for the first mortgage obligation that is compatible with the construction financing needs necessary for implementation of the Water Project.  Should we require additional working capital to fund operations, we expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities.  See “Long-Term Outlook”.  No assurances can be given, however, as to the availability or terms of any new financing.

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

Recent Accounting Pronouncements

    See Note 1 to the Consolidated Financial Statements – “Description of Business and Summary of Significant Accounting Policies”.

    Index

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk

    As of March 31, 2015, all of the Company's indebtedness bore interest at fixed rates; therefore, the Company is not exposed to market risk from changes in interest rates on long-term debt obligations.

ITEM 4.   Controls and Procedures

Disclosure Controls and Procedures

    The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to its Board of Directors.  Based on their evaluation as of March 31, 2015, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

    Index

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

Securities Related Class Action Lawsuit

    On April 24, 2015, a putative class action lawsuit, entitled Van Wingerden v. Cadiz Inc., et al., No. 2:15-cv-03080-JAK-JEM, was filed against Cadiz and certain of its directors and officers (“Defendants”) in the United States District Court for the Central District of California purporting to assert claims for violation of §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint, which purports to be brought on behalf of all Cadiz shareholders, alleges that the Defendants have made false and misleading statements regarding the Company’s business and prospects.  The complaint seeks unspecified monetary damages and other relief.  The Company believes that the purported class action lawsuit is without merit and intends to vigorously defend the action.

ITEM 1A.   Risk Factors

    There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

    Not applicable.

ITEM 3.   Defaults Upon Senior Securities

    Not applicable.

ITEM 4.   Mine Safety Disclosures

    Not applicable.

ITEM 5.   Other Information

    Not applicable.

    Index

ITEM 6.      Exhibits

The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

31.1	Certification of Scott S. Slater, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Scott S. Slater, Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Letter dated April 1, 2015 from the Bureau of Land Management

    Index

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cadiz Inc.

By:	/s/ Scott S. Slater	May 8, 2015
	Scott S. Slater	Date
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Timothy J. Shaheen	May 8, 2015
	Timothy J. Shaheen	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)

Index