Form 10-Q
period 2015-06-30
CADIZ INC
filed 2015-08-06
CIK 727273

United States
Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☑   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2015

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
Yes          No   √

As of August 4, 2015, the Registrant had 17,820,694 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.

Index

i

Cadiz Inc.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Three Months
	Ended June 30,
($ in thousands except per share data)	2015	2014

Revenues	$38	$11

Costs and expenses:
Cost of sales	-	-
General and administrative	3,724	2,401
Depreciation	65	63

Total costs and expenses	3,789	2,464

Operating loss	(3,751)	(2,453)

Interest expense, net	(2,238)	(2,061)

Loss before income taxes	(5,989)	(4,514)
Income tax provision	1	1

Net loss and comprehensive loss applicable to common stock	$(5,990)	$(4,515)

Basic and diluted net loss per common share	$(0.34)	$(0.28)

Basic and diluted weighted average shares outstanding	17,725	16,172

See accompanying notes to the consolidated financial statements.

  Index

Cadiz Inc.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Six Months
	Ended June 30,
($ in thousands except per share data)	2015	2014

Revenues	$56	$15

Costs and expenses:
Cost of sales	-	-
General and administrative	6,399	4,989
Depreciation	126	127

Total costs and expenses	6,525	5,116

Operating loss	(6,469)	(5,101)

Interest expense, net	(4,431)	(4,106)
Other income	70	-

Loss before income taxes	(10,830)	(9,207)
Income tax provision	2	2

Net loss and comprehensive loss applicable to common stock	$(10,832)	$(9,209)

Basic and diluted net loss per common share	$(0.61)	$(0.57)

Basic and diluted weighted average shares outstanding	17,716	16,169

See accompanying notes to the consolidated financial statements.

Index

Cadiz Inc.

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
($ in thousands except share data)	2015	2014

ASSETS

Current assets:
Cash and cash equivalents	$10,606	$16,206
Accounts receivable	95	239
Inventories	184	-
Prepaid expenses and other	541	346

Total current assets	11,426	16,791

Property, plant, equipment and water programs, net	43,952	43,640
Goodwill	3,813	3,813
Debt issuance costs	719	837
Other assets	3,374	3,131

Total assets	$63,284	$68,212

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$624	$302
Accrued liabilities	1,955	1,580
Current portion of long-term debt	36,194	11

Total current liabilities	38,773	1,893

Long-term debt, net	72,585	104,384
Deferred revenue	750	750
Other long-term liabilities	923	923

Total liabilities	113,031	107,950

Stockholders’ deficit:
Common stock - $.01 par value; 70,000,000 shares
authorized; shares issued and outstanding – 17,740,807 at
June 30, 2015 and 17,681,274 at December 31, 2014	177	177
Additional paid-in capital	320,427	319,604
Accumulated deficit	(370,351)	(359,519)
Total stockholders’ deficit	(49,747)	(39,738)

Total liabilities and stockholders’ deficit	$63,284	$68,212

See accompanying notes to the consolidated financial statements.

  Index

Cadiz Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months
	Ended June 30,
($ in thousands)	2015	2014

Cash flows from operating activities:
Net loss	$(10,832)	(9,209)
Adjustments to reconcile net loss to
net cash used for operating activities:
Depreciation	126	127
Amortization of debt discount and issuance costs	449	417
Interest expense added to loan principal	3,982	3,689
Compensation charge for stock and share option awards	510	61
Changes in operating assets and liabilities:
Decrease in accounts receivable	144	48
Increase in prepaid expenses and other	(379)	(258)
Increase in other assets	(243)	(271)
Increase (decrease) in accounts payable	324	(611)
Increase (decrease) in accrued liabilities	571	(550)

Net cash used for operating activities	(5,348)	(6,557)

Cash flows from investing activities:
Additions to property, plant and equipment	(240)	(14)

Net cash used for investing activities	(240)	(14)

Cash flows from financing activities:
Principal payments on long-term debt	(12)	(5)

Net cash used for financing activities	(12)	(5)

Net decrease in cash and cash equivalents	(5,600)	(6,576)

Cash and cash equivalents, beginning of period	16,206	11,887

Cash and cash equivalents, end of period	$10,606	$5,311

See accompanying notes to the consolidated financial statements.

  Index

Cadiz Inc.

Consolidated Statements of Stockholders' Deficit (Unaudited)

($ in thousands except share data)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2014	17,681,274	$177	$319,604	$(359,519)	$(39,738)

Stock-based compensation expense	44,933	-	707	-	707

Issuance of shares pursuant to bond conversion	14,600		116	-	116

Net loss and comprehensive loss	-	-	-	(10,832)	(10,832)

Balance as of June 30, 2015	17,740,807	$177	$320,427	$(370,351)	$(49,747)

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

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates and such differences may be material to the financial statements. The results of operations for the six months ended June 30, 2015, are not necessarily indicative of results for the entire fiscal year ending December 31, 2015.

Liquidity

    The Consolidated Financial Statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $10.8 million for the six months ended June 30, 2015, and $9.2 million for the six months ended June 30, 2014.  The Company had a working capital deficit of $27.3 million at June 30, 2015, and used cash in operations of $5.3 million for the six months ended June 30, 2015, and $6.6 million for the six months ended June 30, 2014.

    Cash requirements during the six months ended June 30, 2015, primarily reflect certain administrative and litigation costs related to the Company’s water project development efforts.  Currently, the Company’s sole focus is the development of its land and water assets.

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

    The Company has a first mortgage debt obligation of $36.2 million coming due in March 2016.  Based upon the Company’s current and anticipated usage of cash resources, and depending on its progress toward implementation of the Cadiz Valley Water Conservation, Recovery and Storage Project (“Water Project” or “Project”), the first mortgage obligation may be extinguished, extended or replaced.  Further, the Company may require additional working capital during 2016.  The Company is evaluating the amount of cash needed, and the manner in which such cash will be raised, on an ongoing basis.  The Company may meet any future cash requirements through a variety of means, including equity or debt placements, or through the sale or other disposition of assets.  Equity placements would be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon the Company’s existing stockholders.  The Company has engaged an investment bank and is currently pursuing an alternative for the first mortgage obligation that is compatible with the construction financing needed for the implementation of the Water Project.

    Limitations on the Company’s liquidity and ability to raise capital may adversely affect it.  Sufficient liquidity is critical to meet its resource development activities.  Although the Company currently expects its sources of capital to be sufficient to meet its near-term liquidity needs, there can be no assurance that its liquidity requirements will continue to be satisfied.  If the Company cannot raise needed funds or refinance its current $36.2 million debt obligation prior to maturity in March 2016, it might default on its debt obligations, which would adversely affect its ability to implement its current business plan and ultimately its viability as a company.

Supplemental Cash Flow Information

    No cash payments, including interest, are due on the corporate secured debt or convertible notes prior to their maturities.

    In June 2015, approximately $117 thousand in convertible notes were converted by certain of the Company’s lenders.  As a result, 14,600 shares of common stock were issued to the lenders.

    The Company recorded $200 thousand in non-cash additions to fixed assets during the period ended June 30, 2015.

  Index

Recent Accounting Pronouncements

Accounting Guidance Not Yet Adopted

    On May 28, 2014, the FASB issued an accounting standards update on revenue recognition including enhanced disclosures. Under the new standard, revenue is recognized when (or as) a good or service is transferred to the customer and the customer obtains control of the good or service. On July 9, 2015, the FASB approved a one-year deferral, updating the effective date to January 1, 2018.  The Company is currently evaluating this new guidance and cannot determine the impact of this standard at this time.

    In August 2014, the FASB issued an accounting standards update requiring an entity’s management to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).  The Company is currently evaluating this new guidance which is effective for fiscal years ending after December 15, 2016, and for all annual and interim periods thereafter, and cannot determine the impact of this standard at this time.

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

NOTE 3 – STOCK-BASED COMPENSATION PLANS AND WARRANTS

    The Company has issued options and has granted stock awards pursuant to its 2009 Equity Incentive Plan and 2014 Equity Incentive Plan, as described below.

2009 Equity Incentive Plan

    The 2009 Equity Incentive Plan was approved by stockholders at the 2009 Annual Meeting.  The plan provides for the grant and issuance of up to 850,000 shares and options to the Company’s employees and consultants.  The plan became effective when the Company filed a registration statement on Form S-8 on December 18, 2009.  All options issued under the 2009 Equity Incentive Plan have a ten-year term with vesting periods ranging from issuance date to 24 months.  As of June 30, 2015, 507,500 common stock options remain outstanding under this plan.

  Index

2014 Equity Incentive Plan

    The 2014 Equity Incentive Plan was approved by stockholders at the June 10, 2014 Annual Meeting.  The plan provides for the grant and issuance of up to 675,000 shares and options to the Company’s employees, directors and consultants.  Upon approval of the 2014 Equity Incentive Plan, all shares of common stock that remained available for award under the 2009 Equity Incentive Plan were cancelled.  Following registration of the 2014 Plan on Form S-8, the Company entered into revised employment agreements with certain senior management that provide for the issuance of up to 162,500 Restricted Stock Units (“RSU’s”) during the period July 1, 2014 through December 31, 2016 and the issuance of up to 200,000 RSU’s in connection with obtaining construction financing for the Water Project.  Of the 162,500 restricted stock units granted on July 1, 2014 pursuant to these employment agreements, 65,000 shares are vested as of June 30, 2015.

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

    All options that have been issued under the above plans have been issued to officers, employees and consultants of the Company.  In total, options to purchase 507,500 shares were unexercised and outstanding on June 30, 2015, under the two equity incentive plans.

    The Company recognized no stock option related compensation costs in each of the six months ended June 30, 2015 and 2014.  No options were exercised during the six months ended June 30, 2015.

Stock Awards to Directors, Officers, and Consultants

    The Company has granted stock awards pursuant to its 2009 Equity Incentive Plan and 2014 Equity Incentive Plan.

    Of the total 850,000 shares reserved under the 2009 Equity Incentive Plan, 115,000 restricted shares of common stock were granted on January 14, 2010, and 140,000 restricted shares of common stock were granted on January 10, 2011.  Of the remaining 595,000 shares reserved under the 2009 Equity Incentive Plan, 42,265 shares of common stock were awarded to directors, 507,500 were issued as options as described above as of June 30, 2015.  Upon approval of the 2014 Equity Incentive Plan in June 2014, 45,235 shares remaining available for award under the 2009 Equity Incentive Plan were cancelled.

    Under the 2014 Equity Incentive Plan, 66,627 shares have been awarded to the Company directors and consultants as of June 30, 2015.  Of the 66,627 shares awarded, 11,850 shares have been awarded to the Company’s directors for services performed during the plan year ended June 30, 2015.  These shares will vest and be issued on January 31, 2016.

    The Company recognized stock-based compensation costs of $510,000 and $61,000 for the six months ended June 30, 2015 and 2014, respectively.

  Index

NOTE 4 – INCOME TAXES

    As of June 30, 2015, the Company had net operating loss (“NOL”) carryforwards of approximately $230 million for federal income tax purposes and $137 million for California state income tax purposes.  Such carryforwards expire in varying amounts through the year 2035.  Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

    As of June 30, 2015, the Company possessed unrecognized tax benefits totaling approximately $2.8 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.

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

NOTE 5 – NET LOSS PER COMMON SHARE

    Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding.  Options, deferred stock units, warrants and the zero coupon term loan convertible into or exercisable for certain shares of the Company’s common stock were not considered in the computation of net loss per share because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 8,414,000 and 8,554,000 for the three months ended June 30, 2015 and 2014, respectively, and 8,348,000 and 8,493,000 for the six months ended June 30, 2015 and 2014, respectively.

NOTE 6 – CONTINGENCIES

    On April 24, 2015, a putative class action lawsuit, entitled Van Wingerden v. Cadiz Inc., et al., No. 2:15-cv-03080-JAK-JEM, was filed against Cadiz and certain of its directors and officers (“Defendants”) in the United States District Court for the Central District of California purporting to assert claims for violation of §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint, which purports to be brought on behalf of all Cadiz shareholders, alleges that the Company’s public disclosures were inadequate in relation to the Cadiz Valley Water Conservation, Recovery and Storage Project (the “Water Project”).  The complaint seeks unspecified monetary damages and other relief.

  Index

    The Company believes that the claims alleged in the purported class action lawsuit are baseless and without merit and Cadiz will vigorously defend against the action.

    While the Company believes that the purported class action lawsuit is without merit, pursuant to applicable accounting requirements, the Company will evaluate this matter on an ongoing basis and record accruals for contingencies if the Company concludes that it is probable that a material loss will be incurred and the amount of the loss can be reasonably estimated.  In many situations, including the purported class action, in which such matters are being contested, the outcome is not predictable and any potential loss is not estimable.

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

Executive Summary

    Cadiz Inc. (“Cadiz” or the “Company”) is a land and water resource development company primarily focused on the development of the Cadiz Valley Water Conservation, Recovery and Storage Project (“Water Project” or “Project”), which will capture and conserve millions of acre-feet of native groundwater currently being lost to evaporation from the aquifer system beneath our 35,000-acre Cadiz Valley property and deliver it to water providers throughout Southern California (see “Water Resource Development”) as a new water supply.  We believe that the ultimate implementation of this Water Project will create the primary source of our future cash flow and, accordingly, our working capital requirements relate largely to the development activities associated with this Water Project.

    The Water Project has already completed a required environmental permitting process under California law and is presently completing final objectives prior to initiating construction of project facilities. These objectives include:

•
Finalization of water transportation arrangements with the Metropolitan Water District of Southern California (“MWD”) to deliver Cadiz Project water to end users (see Water Resource Development, Item (3) below);

•
Certification by the U.S. Bureau of Land Management (“BLM”) of the proposed use of an existing railroad right-of-way for the construction of the Water Project’s water conveyance pipeline (see Water Resource Development, Item (1) below); and

•
Resolution of outstanding appeals of the 2014 trial court decisions affirming that the public agencies, Santa Margarita Water District (“SMWD”) and the County of San Bernardino (“County”) acted properly in approving the Water Project under the California Environmental Quality Act. The appeals were filed by the petitioners in the six original trial court cases with the California Court of Appeals, Fourth District (see Water Resource Development, Item (3) below).

    The Company has a first mortgage obligation of $36.2 million due in March of 2016.  The Company will need to extinguish, extend or replace this first mortgage prior to that time.  The Company has engaged an investment bank and is currently pursuing an alternative for the first mortgage obligation that is compatible with the construction financing needed for implementation of the Water Project.

  Index

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

    For more than 20 years, we have maintained an agricultural development at our 35,000-acre property in the Cadiz Valley (“Cadiz/Fenner Property”), relying upon groundwater from the underlying aquifer system for irrigation.  In 1993, we secured permits to develop agriculture on up to 9,600 acres of the Cadiz Valley property and withdraw more than one million acre-feet of groundwater from the underlying aquifer system.  Since that time, we have maintained various levels of agriculture at the property and this operation has provided our principal source of revenue.

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

  Index

    Availability of supplies in California also differs greatly from year to year due to natural hydrological variability.  In January 2014, California’s Governor declared a drought emergency for the entire state as a result of record-low winter precipitation and depleted reservoir storage levels.  In April 2015, California entered its fourth year of drought, with more than 90% of the State in a severe drought condition, according to the United States Drought Monitor.  In response, California Governor Jerry Brown issued an Executive Order on April 1, 2015, imposing the State’s first-ever mandatory 25% reduction in urban water use effective for the next 12 months.  Also in April 2015, the Metropolitan Water District of Southern California adopted mandatory rationing, which will limit the availability of imported supplies for water providers throughout the region.  The spring and summer have remained dry, and as of July 1, 2015, more than 94% of the state is in “severe drought” according to the U.S. Drought Monitor.

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

  Index

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

    The pipeline route was fully analyzed in the Water Project’s Final Environmental Impact Report (“EIR”) as part of the CEQA environmental review process completed in 2012 and was found to be the environmentally preferred route for the pipeline.  Our plan to construct the Project pipeline within the railroad right-of-way is similar to, and modeled after, the thousands of other existing longitudinal uses of rail corridors across the United States today, such as telecommunications lines, natural gas and petroleum product lines and other water lines.  Under the General Railroad Right-of-Way Act of March 3, 1875 (“1875 Act”), according to which many of these railroad corridors were established, a railroad can lease its property for third party uses without consent of the federal government so long as the use also serves railroad purposes.  This interpretation of the 1875 Act was confirmed by Memorandum Opinion M-37025 issued by the Solicitor of the US Department of the Interior on November 4, 2011.

  Index

    In August 2014, the U.S. Bureau of Land Management issued guidance (Instruction Memorandum No. 2014-122) to its field offices requiring the evaluation of all existing and proposed uses of 1875 Act railroad rights-of-way to determine whether or not they further a railroad purpose.  If the BLM determines that a third-party use does further a railroad purpose, then the railroad or third parties authorized by it may proceed with the activity without further federal consent or involvement.  If BLM determines that the proposed activity does not further a railroad purpose, then the railroad or third parties authorized by it will have to obtain a permit from BLM in order to proceed.  We are currently in communication with the BLM regarding its assessment of the Water Project’s proposed use of the ARZC right-of-way and the numerous railroad purposes served, as directed by the new guidance.  On April 1, 2015 we received notification from the BLM California office that it continues to analyze the Project’s proposed use of the ARZC right-of-way and expects to provide the results of its evaluation to the BLM Washington D.C. office by the end of summer 2015.

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

    Following CEQA certification, SMWD was the first participant to convert its option agreement and adopt resolutions approving a Water Purchase and Sale Agreement for 5,000 acre-feet of water.  The structure of the SMWD purchase agreement calls for an annually adjusted water supply payment, plus a pro rata portion of the capital recovery charge and operating and maintenance costs.  The capital recovery charge is calculated by amortizing the total capital investment by the Company over a 30-year term.  Under the terms of the option agreements with the other five water providers named above, each agency has the right to acquire an annual supply of 5,000 acre-feet of water at $775 per acre-foot (2010 dollars), which is competitive with their incremental cost of new water.  In addition, these agencies have options to acquire storage rights in the Water Project to allow for the management of their Water Project supplies in complement with their other water resources.  Up to 150,000 acre-feet of carry-over storage is available for reservation by the agencies prior to construction commencement.  Participants that elect to achieve year-to-year flexibility in their use of Project water by utilizing carry-over storage will reserve storage capacity for $1,500 per AF prior to construction.  We are currently working with our water provider participants to convert their option agreements to definitive economic agreements.

    In 2014, we also executed Letters of Intent (“LOIs”) with two California water providers and two California agricultural entities reserving up to 20,000 acre-feet of water per year from the Water Project at $960/acre-foot (2014 dollars) delivered to the Colorado River Aqueduct.  The delivery of Project water to agricultural entities will be subject to an exchange with the Metropolitan Water District of Southern California or another eligible State Water Project contractor.  The terms of any exchange would be finalized prior to commencement of Project construction.

  Index

    We have executed LOIs, option agreements and purchase agreements that are in excess of Water Project capacity and are working collaboratively with the participating water providers to account for any oversubscription in the final definitive PSAs.

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

  Index

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

    During the fourth quarter of 2014, the petitioners filed independent appeals of the six Judgments in the California Court of Appeals, Fourth District.  These appeals were anticipated and are expected to be heard and ruled upon by the Appeals Court in the fourth quarter of 2015.  The appeals process does not impact the Company’s ongoing implementation and pre-construction activities for the Water Project.

    In addition, prior to construction of the Project, the Metropolitan Water District of Southern California (“MWD”), which owns and controls the CRA, must take action as a responsible agency under CEQA regarding the terms and conditions of the Water Project’s use of the CRA to transport water to its participating agencies.  Water Project supplies will enter Metropolitan’s CRA in accordance with its published engineering, design and water quality standards and subject to all applicable fees and charges routinely established by Metropolitan for the conveyance of water within its service territory.

    We are presently working with Metropolitan to determine the water quality standards that must be met prior to entering the CRA.  Cadiz water is very low in total dissolved solids (“TDS”) and has historically met every state and federal maximum contaminant level (“MCL”) for water quality.  However, in 2014, the State of California adopted the first-ever standard for Chromium 6, a heavy metal that can naturally occur in groundwater when manganese oxides, at 10 parts per billion (“ppb”).  We have determined that some of our wells contain naturally occurring Chromium 6 in levels that slightly exceed the state MCL and therefore expect our water would need to be treated prior to entering the CRA.  We have participated in research and development of Chromium 6 treatment technologies and believe that we can meet this standard in a cost-effective manner.  Potential costs, which would be borne by Cadiz and not the participating agencies, have already been factored into our estimates for capital expenditures and operations and maintenance.

  Index

    Cadiz and the Project’s participating agencies, which will be required to pay any transportation fees and charges assessed by Metropolitan, are currently working with Metropolitan staff toward an agreement outlining the terms and conditions of transportation of Cadiz water to our Project participants. We expect Metropolitan to consider such an agreement later this year.

(4)	Construction and Working Capital

    As part of the Water Purchase and Sale Agreement with SMWD referred to in (2), above, SMWD is further authorized to continue next steps with the Company, which includes final permitting, design and construction.

    As described above, construction of Phase I of the Water Project would primarily consist of wellfield facilities at the Project site, a conveyance pipeline extending approximately 43 miles along the right-of-way described in (1), above, from the wellfield to the CRA, and an energy source to pump water through the conveyance pipeline between the Project well-field and the CRA.  The construction of these facilities, which we expect would cost between $225 – $250 million, will require capital financing that we expect to be secured by the proceeds of our definitive Purchase and Sale Agreements described above and the new facility assets.  The Company’s existing corporate term debt provides us the flexibility to incorporate Water Project construction financing up to $300 million within our current debt structure.

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

  Index

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

Agricultural Development

    Within the Cadiz/Fenner Property, all of the existing 35,000 acres is currently zoned for agriculture.  Within this total, 9,600 acres is currently designated under a conditional use permit, of which the Company has developed a total of 1,920 acres of the property for agricultural operations.  The infrastructure currently includes six wells that are interconnected within a portion of this acreage for current agricultural use, and three additional production wells, with the nine wells together having total annual production capacity of approximately 20,000 acre-feet of water.  Additionally, there are housing and kitchen facilities that support up to 300 employees.  The underlying groundwater, fertile soil, and desert temperatures are well suited for a wide variety of fruits and vegetables.

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

  Index

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

Results of Operations

Three Months Ended June 30, 2015, Compared to Three Months Ended June 30, 2014

    We have not received significant revenues from our water resource and real estate development activity to date.  Our revenues have been limited to our agricultural operations.  As a result, we have historically incurred a net loss from operations.  We had revenues of $38 thousand for the three months ended June 30, 2015, and $11 thousand for the three months ended June 30, 2014.  We incurred a net loss of $6.0 million in the three months ended June 30, 2015, compared with a $4.5 million net loss during the three months ended June 30, 2014.

    Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e., general and administrative expense) and our interest expense.  We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

Revenues  Revenue totaled $38 thousand during the three months ended June 30, 2015, compared to $11 thousand during the three months ended June 30, 2014.

Cost of Sales  Cost of sales were zero for each of the three months ended June 30, 2015 and 2014.

General and Administrative Expenses General and administrative expenses were $3.7 million during the three months ended June 30, 2015, compared to $2.4 million during the three months ended June 30, 2014.  Non-cash compensation costs for stock and option awards are included in General and Administrative Expenses.

  Index

    General and Administrative Expenses, exclusive of stock-based compensation costs, totaled $3.5 million and $2.4 million for the three months ended June 30, 2015 and 2014, respectively.  The increase in general and administrative expenses in 2015 was primarily related to higher litigation costs related to the Water Project due to the timing of the appellate litigation (see “Water Resource Development - (3) Environmental/Regulatory Permits”, above).

    Compensation costs from stock and option awards for the three months ended June 30, 2015, were $250 thousand, compared with $31 thousand for the three months ended June 30, 2014.  The higher 2015 expense primarily reflects the vesting schedules of stock awards under the 2014 equity incentive plan.

Depreciation Depreciation expense totaled $65 thousand for the three months ended June 30, 2015 and $63 thousand for the three months ended June 30, 2014.

Interest Expense, net  Net interest expense totaled $2.2 million during the three months ended June 30, 2015, compared to $2.1 million during the same period in 2014.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	June 30,
	2015	2014

Interest on outstanding debt	$2,011	$1,851
Amortization of debt discount	168	156
Amortization of deferred loan costs	59	54

	$2,238	$2,061

Income Taxes  Income tax expense totaled $1 thousand for each of the three months ended June 30, 2015 and 2014.  See Note 4 to the Consolidated Financial Statements - “Income Taxes”.

Six Months Ended June 30, 2015, Compared to Six Months Ended June 30, 2014

    We had revenues of $56 thousand for the six months ended June 30, 2015, compared with $15 thousand in revenues during the six months ended June 30, 2014.  We incurred a net loss of $10.8 million in the six months ended June 30, 2015, compared with a $9.2 million net loss during the six months ended June 30, 2014.  The higher 2015 loss was primarily due to higher stock-based non-cash compensation costs and an increase in litigation costs related to the Water Project due to the timing of the appellate litigation.

Revenues  We had revenues of $56 thousand during the six months ended June 30, 2015, and $15 thousand during the six months ended June 30, 2014.

Cost of Sales  Cost of sales was zero for each of the six months ended June 30, 2015 and 2014.

  Index

General and Administrative Expenses General and administrative expenses during the six months ended June 30, 2015 totaled $6.4 million compared with $5.0 million for the six months ended June 30, 2014.  Non-cash compensation costs for stock and option awards are included in General and Administrative Expenses.

    Other general and administrative expenses, exclusive of stock-based compensation costs, totaled $5.9 million in the six months ended June 30, 2015, compared with $4.9 million for the six months ended June 30, 2014.  The increase in general and administrative expenses in 2015 was primarily related to higher litigation costs related to the Water Project due to the timing of the appellate litigation (see “Water Resource Development- (3) Environmental/Regulatory Permits”, above).

    Compensation costs from stock and option awards for the six months ended June 30, 2015, totaled $510 thousand compared with $61 thousand for the six months ended June 30, 2014.  The higher 2015 expense primarily reflects the vesting schedules of stock awards under the 2014 equity incentive plan.

Depreciation Depreciation expense totaled $126 thousand for the six months ended June 30, 2015, and $127 thousand for the six months ended June 30, 2014.

Interest Expense, net  Net interest expense totaled $4.4 million during the six months ended June 30, 2015, compared to $4.1 million during the same period in 2014.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Six Months Ended
	June 30,
	2015	2014

Interest on outstanding debt	$3,982	$3,689
Amortization of debt discount	332	308
Amortization of financing costs	117	109

	$4,431	$4,106

Other Income, net  Net other income for the six months ended June 30, 2015, was $70 thousand and zero for the six months ended June 30, 2014.  The amount recorded in 2015 is in connection with a lease modification fee related to the amended lease agreement with Limoneira Company.  See “Agricultural Development”, above.

Income Taxes  Income tax expense was $2 thousand for each of the six months ended June 30, 2015 and 2014.  See Note 4 to the Consolidated Financial Statements – “Income Taxes”.

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

  Index

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

    Both the Senior Secured Debt and the Convertible Notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit our ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on our ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the new loans were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At June 30, 2015, we were in compliance with our debt covenants.

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

  Index

    At June 30, 2015, we had no outstanding credit facilities other than the Senior Secured Debt and the Convertible Notes described above.

Cash Used for Operating Activities.  Cash used for operating activities totaled $5.3 million and $6.6 million for the six months ended June 30, 2015 and 2014, respectively.  The cash was primarily used to fund general and administrative expenses related to our water development efforts and litigation costs for the six month periods ended June 30, 2015 and 2014.

Cash Used for Investing Activities.  Cash used for investing activities during the six months ended June 30, 2015 was $240 thousand compared with $14 thousand during the same period in 2014.

Cash Used for Financing Activities.  Cash used for financing activities for the six month period ended June 30, 2015 was $12 thousand compared to $5 thousand for the six months ended June 30, 2014.

Outlook

    Short-Term Outlook.  Our cash resources of $10.6 million as of June 30, 2015 provide us with sufficient funds to meet our expected working capital needs through the end of February 2016.  Our existing first mortgage debt obligation of $36.2 million comes due in March 2016.  Based on our progress with the Water Project, we will need to extinguish, extend, or replace this debt obligation prior to that time.  We have engaged an investment bank and are currently pursuing an alternative for the first mortgage obligation that is compatible with the construction financing needed for implementation of the Water Project.  Should we require additional working capital to fund operations, we expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities.  See “Long-Term Outlook”.  No assurances can be given, however, as to the availability or terms of any new financing.

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

  Index

Recent Accounting Pronouncements

    See Note 1 to the Consolidated Financial Statements – “Description of Business and Summary of Significant Accounting Policies”.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

    As of June 30, 2015, all of the Company's indebtedness bore interest at fixed rates; therefore, the Company is not exposed to market risk from changes in interest rates on long-term debt obligations.

ITEM 4.     Controls and Procedures

Disclosure Controls and Procedures

    The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to its Board of Directors.  Based on their evaluation as of June 30, 2015, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

  Index

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings

    There have been no material developments in any legal proceedings previously reported by the Company.

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

Cadiz Inc.

By:	/s/ Scott S. Slater	August 6, 2015
	Scott S. Slater	Date
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Timothy J. Shaheen	August 6, 2015
	Timothy J. Shaheen	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)

Index