Form 10-Q
period 2015-09-30
CADIZ INC
filed 2015-11-05
CIK 727273

United States
Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2015
OR
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
Yes         No   √

As of November 4, 2015, the Registrant had 17,870,855 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.

Cadiz Inc.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Three Months
	Ended September 30,
($ in thousands except per share data)	2015	2014

Revenues	$227	$305

Costs and expenses:
Cost of sales	291	282
General and administrative	3,515	2,335
Depreciation	72	63

Total costs and expenses	3,878	2,680

Operating loss	(3,651)	(2,375)

Interest expense, net	(2,313)	(2,190)
Other income	-	-

Loss before income taxes	(5,964)	(4,565)
Income tax provision	1	1

Net loss and comprehensive loss applicable to common stock	$(5,965)	$(4,566)

Basic and diluted net loss per common share	$(0.33)	$(0.28)

Basic and diluted weighted average shares outstanding	17,822	16,186

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Nine Months
	Ended September 30,
($ in thousands except per share data)	2015	2014

Revenues	$283	$320

Costs and expenses:
Cost of sales	291	282
General and administrative	9,914	7,324
Depreciation	198	190

Total costs and expenses	10,403	7,796

Operating loss	(10,120)	(7,476)

Interest expense, net	(6,744)	(6,296)
Other income	70	-

Loss before income taxes	(16,794)	(13,772)
Income tax provision	3	3

Net loss and comprehensive loss applicable to common stock	$(16,797)	$(13,775)

Basic and diluted net loss per common share	$(0.95)	$(0.85)

Basic and diluted weighted average shares outstanding	17,752	16,175

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
($ in thousands except share data)	2015	2014

ASSETS

Current assets:
Cash and cash equivalents	$6,395	$16,206
Accounts receivable	283	239
Prepaid expenses and other	493	346

Total current assets	7,171	16,791

Property, plant, equipment and water programs, net	44,546	43,640
Goodwill	3,813	3,813
Debt issuance costs	651	837
Other assets	3,345	3,131

Total assets	$59,526	$68,212

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$553	$302
Accrued liabilities	1,786	1,580
Current portion of long-term debt	36,933	11

Total current liabilities	39,272	1,893

Long-term debt, net	73,186	104,384
Deferred revenue	750	750
Other long-term liabilities	923	923

Total liabilities	114,131	107,950

Stockholders’ deficit:
Common stock - $.01 par value; 70,000,000 shares
authorized; shares issued and outstanding – 17,861,658 at
September 30, 2015 and 17,681,274 at December 31, 2014	179	177
Additional paid-in capital	321,532	319,604
Accumulated deficit	(376,316)	(359,519)
Total stockholders’ deficit	(54,605)	(39,738)

Total liabilities and stockholders’ deficit	$59,526	$68,212

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months
	Ended September 30,
($ in thousands)	2015	2014

Cash flows from operating activities:
Net loss	$(16,797)	(13,775)
Adjustments to reconcile net loss to
net cash used for operating activities:
Depreciation	198	190
Amortization of debt discount and issuance costs	679	637
Interest expense added to loan principal	6,065	5,659
Compensation charge for stock and share option awards	721	545
Changes in operating assets and liabilities:
Increase in accounts receivable	(44)	(239)
Increase in prepaid expenses and other	(147)	(201)
Increase in other assets	(214)	(214)
Increase (decrease) in accounts payable	253	(249)
Decrease in accrued liabilities	(147)	(842)

Net cash used for operating activities	(9,433)	(8,489)

Cash flows from investing activities:
Additions to property, plant and equipment	(351)	(25)

Net cash used for investing activities	(351)	(25)

Cash flows from financing activities:
Principal payments on long-term debt	(27)	(8)

Net cash used for financing activities	(27)	(8)

Net decrease in cash and cash equivalents	(9,811)	(8,522)

Cash and cash equivalents, beginning of period	16,206	11,887

Cash and cash equivalents, end of period	$6,395	$3,365

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statement of Stockholders’ Deficit (Unaudited)

($ in thousands except share data)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2014	17,681,274	$177	$319,604	$(359,519)	$(39,738)

Stock-based compensation expense	53,751	1	922	-	923

Issuance of shares pursuant to bond conversion	126,633	1	1,006	-	1,007

Net loss and comprehensive loss	-	-	-	(16,797)	(16,797)

Balance as of September 30, 2015	17,861,658	$179	$321,532	$(376,316)	$(54,605)

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

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates and such differences may be material to the financial statements. The results of operations for the nine months ended September 30, 2015, are not necessarily indicative of results for the entire fiscal year ending December 31, 2015.

Liquidity

    The Consolidated Financial Statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $16.8 million for the nine months ended September 30, 2015, and $13.8 million for the nine months ended September 30, 2014.  The Company had a working capital deficit of $32.1 million at September 30, 2015, and used cash in operations of $9.4 million for the nine months ended September 30, 2015, and $8.5 million for the nine months ended September 30, 2014.

    Cash requirements during the nine months ended September 30, 2015, primarily reflect certain administrative and litigation costs related to the Company’s water project development efforts.  Currently, the Company’s sole focus is the development of its land and water assets.

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

    The Company has a first mortgage debt obligation of $36.9 million coming due in March 2016.  Based upon the Company’s current and anticipated usage of cash resources, the Company will also require additional working capital during 2016.  The Company is evaluating the amount of cash needed, and the manner in which such cash will be raised.  The Company has engaged an investment bank and is currently pursuing a refinancing, extension, or extinguishment of the first mortgage. The Company may meet any future cash requirements through a variety of means, including equity or debt placements, or through the sale or other disposition of assets.  Any extinguishment of the first mortgage could occur through a sale or leasing transaction that would make use of a portion of the existing agricultural land and water assets, minimize dilution and be compatible with the implementation of the Water Project.

    Limitations on the Company’s liquidity and ability to raise capital may adversely affect it.  Sufficient liquidity is critical to meet its resource development activities.  Although the Company currently expects its sources of capital to be sufficient to meet its liquidity needs through the end of February 2016, if the Company cannot raise needed funds or refinance its current $36.9 million debt obligation prior to maturity in March 2016, it might default on its debt obligations, and, accordingly, there would be substantial doubt about the Company’s ability to continue as a going concern.

Supplemental Cash Flow Information

    No cash payments, including interest, are due on the corporate secured debt or convertible notes prior to their maturities.

    During the nine months ended September 30, 2015, approximately $1.0 million in convertible notes were converted by certain of the Company’s lenders.  As a result, 126,633 shares of common stock were issued to the lenders.

    The Company recorded $755 thousand in non-cash additions to fixed assets during the period ended September 30, 2015.

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

    In August 2014, the FASB issued an accounting standards update requiring an entity’s management to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).  The Company is currently evaluating this new guidance which is effective for the first annual period ending after December 15, 2016, and for all annual and interim periods thereafter, and cannot determine the impact of this standard at this time.

    On April 7, 2015, the FASB issued an accounting standards update that will require debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts.  Currently, these costs are presented as a deferred charge asset.  The Company is currently evaluating this new guidance which is effective for fiscal years beginning after December 15, 2015, and all annual and interim periods thereafter, and expects this new standard will not have a material impact on the consolidated financial statements.

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

2009 Equity Incentive Plan

    The 2009 Equity Incentive Plan was approved by stockholders at the 2009 Annual Meeting.  The plan provides for the grant and issuance of up to 850,000 shares and options to the Company’s employees and consultants.  The plan became effective when the Company filed a registration statement on Form S-8 on December 18, 2009.  All options issued under the 2009 Equity Incentive Plan have a ten-year term with vesting periods ranging from issuance date to 24 months.  As of September 30, 2015, 507,500 common stock options remain outstanding under this plan.

2014 Equity Incentive Plan

    The 2014 Equity Incentive Plan was approved by stockholders at the June 10, 2014 Annual Meeting.  The plan provides for the grant and issuance of up to 675,000 shares and options to the Company’s employees, directors and consultants.  Upon approval of the 2014 Equity Incentive Plan, all shares of common stock that remained available for award under the 2009 Equity Incentive Plan were cancelled.  Following registration of the 2014 Plan on Form S-8, the Company entered into revised employment agreements with certain senior management that provide for the issuance of up to 162,500 Restricted Stock Units (“RSU’s”) during the period July 1, 2014 through December 31, 2016 and the issuance of up to 200,000 RSU’s in connection with obtaining construction financing for the Water Project.  Of the 162,500 restricted stock units granted on July 1, 2014 pursuant to these employment agreements, 81,250 shares are vested as of September 30, 2015.

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

    All options that have been issued under the above plans have been issued to officers, employees and consultants of the Company.  In total, options to purchase 507,500 shares were unexercised and outstanding on September 30, 2015, under the two equity incentive plans.

    The Company recognized no stock option related compensation costs in each of the nine months ended September 30, 2015 and 2014.  Additionally, no options were exercised during the nine months ended September 30, 2015.

Stock Awards to Directors, Officers, and Consultants

    The Company has granted stock awards pursuant to its 2009 Equity Incentive Plan and 2014 Equity Incentive Plan.

    Of the total 850,000 shares reserved under the 2009 Equity Incentive Plan, 115,000 restricted shares of common stock were granted on January 14, 2010, and 140,000 restricted shares of common stock were granted on January 10, 2011.  Of the remaining 595,000 shares reserved under the 2009 Equity Incentive Plan, 42,265 shares of common stock were awarded to directors, 507,500 were issued as options as described above as of September 30, 2015.  Upon approval of the 2014 Equity Incentive Plan in June 2014, 45,235 shares remaining available for award under the 2009 Equity Incentive Plan were cancelled.

    Under the 2014 Equity Incentive Plan, 75,445 shares have been awarded to the Company directors and consultants as of September 30, 2015.  Of the 75,445 shares awarded, 11,850 shares have been awarded to the Company’s directors for services performed during the plan year ended June 30, 2015.  These shares will vest and be issued on January 31, 2016.

    The Company recognized stock-based compensation costs of $721,000 and $544,000 for the nine months ended September 30, 2015 and 2014, respectively.

NOTE 4 – INCOME TAXES

    As of September 30, 2015, the Company had net operating loss (“NOL”) carryforwards of approximately $236 million for federal income tax purposes and $144 million for California state income tax purposes.  Such carryforwards expire in varying amounts through the year 2035.  Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

    As of September 30, 2015, the Company possessed unrecognized tax benefits totaling approximately $2.8 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against its net deferred tax assets.

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

NOTE 5 – NET LOSS PER COMMON SHARE

    Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding.  Options, deferred stock units, warrants and the zero coupon term loan convertible into or exercisable for certain shares of the Company’s common stock were not considered in the computation of net loss per share because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 8,543,000 and 8,713,000 for the three months ended September 30, 2015 and 2014, respectively, and 8,414,000 and 8,477,000 for the nine months ended September 30, 2015 and 2014, respectively.

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

    The Company believes that the claims alleged in the purported class action lawsuit are baseless and without merit and Cadiz intends to vigorously defend against the action.

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

NOTE 7 – SUBSEQUENT EVENTS

    On October 2, 2015, the Company became aware of a letter from the Director of the California Office of the U. S. Bureau of Land Management (“BLM”) that would later be sent to the Company finding that the Water Project pipeline is outside the scope of the Arizona California Railroad right-of-way and would therefore require a new federal right-of-way permit prior to construction.

    The Company is currently taking steps further outlined in Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations to respond and/or comply with this requirement.

    As a result of the BLM communication, on October 5, 2015, the Company’s closing stock price fell significantly and continues to trade generally between $2.92 and $3.94 per share.  If the Company was to assess its goodwill impairment using these lower stock prices, the Company would likely recognize a goodwill impairment charge equal to the carrying value of its goodwill.  If the Company’s stock price does not increase in the near term, then it is likely that it will be recognizing a goodwill impairment charge in the fourth quarter of this year.

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

    The Water Project has already completed a required environmental permitting process under California law and is presently completing final objectives prior to initiating construction of project facilities. The Company received a letter in October 2015 from the Director of the California Office of the U.S. Bureau of Land Management (“BLM”) that one of those objectives, the certification of the Water Project’s conveyance pipeline route by the BLM, is outside the scope of the Arizona California railroad right-of-way and would therefore require a new federal right-of-way permit prior to construction.  The steps the Company now has underway to progress a Project right-of-way are outlined below under Water Resource Development - (1) A Water Conveyance Pipeline Right-of-Way from the Water Project Area to a Delivery System.

Additional final objectives include:

•
Resolution of outstanding appeals of the 2014 trial court decisions affirming that the public agencies, Santa Margarita Water District (“SMWD”) and the County of San Bernardino (“County”) acted properly in approving the Water Project under the California Environmental Quality Act. The appeals were filed by the petitioners in the six original trial court cases with the California Court of Appeals, Fourth District (see Water Resource Development, Item (3) below); and

•
Finalization of water transportation arrangements by the Metropolitan Water District of Southern California (“MWD”) to deliver Cadiz Project water to end users (see Water Resource Development, Item (3) below).

    As a result of the BLM communication, on October 5, 2015, the Company’s closing stock price fell significantly and continues to trade generally between $2.92 and $3.94 per share.  If the Company was to assess its goodwill impairment using these lower stock prices, the Company would likely recognize a goodwill impairment charge equal to the carrying value of its goodwill.  If the Company’s stock price does not increase in the near term, then it is likely that it will be recognizing a goodwill impairment charge in the fourth quarter of this year

    Additionally, the Company has a first mortgage obligation of $36.9 million due in March of 2016.  The Company will need to extinguish, extend or replace this first mortgage obligation prior to that time.  The Company holds significant land and water assets securing this mortgage that could also be used for agriculture.  Agricultural land in California with water rights has continued to increase in value.  The Company is currently pursuing either an extension, a refinancing, or an extinguishment of this first mortgage obligation.  Any extinguishment of the first mortgage obligation could occur through a sale or leasing transaction that would make use of a portion of the existing agricultural land and water assets and remain compatible with the implementation of the Water Project.

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

    While we believe that the long-term highest and best use of our land and water assets can best be derived through the development of a combination of water supply and storage projects at our properties, there is increased demand for agricultural land with water rights.  Therefore, while the Company is primarily focused on the development of the Water Project, which will capture and conserve millions of acre-feet1 of native groundwater currently being lost to evaporation from the aquifer system beneath our Cadiz/Fenner Property and deliver it to water providers throughout Southern California (see “Water Resource Development”), we are also exploring ways in which the water currently being lost can be put to beneficial use through sale, lease, or agricultural joint ventures that are complimentary with the Water Project. Through work completed during the third quarter, including the drilling of three additional exploratory wells, we have now identified suitable locations for high production wells powered by natural gas that could produce all of the water allowable under our existing permit for implementation of the Water Project or alternatively to supply water for all of the agricultural land under our conditional use permit.  The full build out of this additional well-field is estimated to cost approximately $35 million.  While we believe that the ultimate implementation of the Water Project will provide the primary source of our future cash flow, we also believe there is currently significant additional value in our underlying agricultural assets. Accordingly, our working capital requirements relate largely to the final development activities associated with this Water Project and those activities consistent with the Water Project related to further development of our underlying agricultural assets.

1 One acre-foot is equal to approximately 326,000 gallons or the volume of water that will cover an area of one acre to a depth of one-foot.  An acre-foot is generally considered to be enough water to meet the annual water needs of one average California household.

    The primary factor driving the value of such projects is continuing pressure on water supplies throughout California, which has led Southern California water providers to actively seek new, reliable supply solutions to plan for both short and long-term water needs.  Available supply is constrained by environmental and regulatory restrictions on each of the State’s three main water sources:  the State Water Project, which provides water supplies from Northern California to the central and southern parts of the state, the CRA and the Los Angeles Aqueduct.  Southern California’s water providers rely on imports from these systems for a majority of their water supplies, but deliveries from all three into the region have been below capacity over the last several years.

    Availability of supplies in California also differs greatly from year to year due to natural hydrological variability.  California is presently mired in its fourth year of drought, with more than 90% of the State in a severe drought condition, according to the United States Drought Monitor.  In April 2015, California Governor Jerry Brown issued an Executive Order imposing the State’s first-ever mandatory 25% reduction in urban water use effective for 12 months.  Also in April 2015, the Metropolitan Water District of Southern California adopted mandatory rationing, which limits the availability of imported supplies for water providers throughout the region.  The Water Project is one of the few available new supply options in Southern California that could help alleviate the region’s water supply challenges.

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

    Water Project facilities required for Phase I primarily include, among other things:

•	High yield wells designed to efficiently recover available native groundwater from beneath the Water Project area;

•	A water conveyance pipeline to deliver water from the well field to Project participants; and

•	An energy source to provide power to the well-field, pipeline and pumping plant.

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

    The pipeline route was fully analyzed in the Water Project’s Final Environmental Impact Report (“EIR”) as part of the CEQA environmental review process completed in 2012 and was found to be the environmentally preferred route for the pipeline.  As an existing transportation corridor, the route avoids sensitive habitats.  Our plan to construct the Project pipeline within the railroad right-of-way is similar to, and modeled after, the thousands of other existing longitudinal uses of rail corridors across the United States today, such as telecommunications lines, natural gas and petroleum product lines and other water lines.  Under the General Railroad Right-of-Way Act of March 3, 1875 (“1875 Act”), according to which many of these railroad corridors were established, a railroad can lease its property for third party uses without permitting of the federal government so long as the use also derives from or furthers railroad purposes, at least in part.  This interpretation of the 1875 Act was confirmed by Memorandum Opinion M-37025 issued by the Solicitor of the US Department of the Interior on November 4, 2011 (“2011 M-Opinion”).

    The Project includes the following features provided in furtherance of railroad purposes:

•	A new access road along the entire pipeline route to enable maintenance, emergency access and shorten routes for crew-changes,

•	Remotely operated fire-suppression systems at each of the existing creosote-treated wooden trestles,

•	Inline power generation for crossing operations and lighting, heating and cooling for existing railroad transloading operations,

•	Fiber optic information transmission to convey track-speed and cameras in aid of emergency and to discourage vandalism; and

•	The distribution of water for the operation of a steam powered locomotive, fire-suppression and other miscellaneous uses.

    In August 2014, the U.S. Bureau of Land Management issued guidance (Instruction Memorandum No. 2014-122) to its field offices requiring the evaluation of all existing and proposed uses of 1875 Act railroad rights-of-way to ensure consistency with the M-Opinion.  While there are thousands of existing uses of 1875 Act railroad right-of-ways across the US, the Water Project conveyance pipeline was chosen to be the first evaluated by the BLM under the 2011 M-Opinion and Instruction Memorandum No. 2014-122.  After numerous meetings, discussion and our submission of support documentation, the Company received notification from the BLM California Office in April 2015 that it was analyzing the Project’s proposed use of the ARZC right-of-way and expected to provide the results of this evaluation to the BLM Washington D.C. office by the end of summer 2015.

    Without any further consultation, on October 2, 2015, the Director of the California Office of the BLM signed a letter that would later be sent to ARZC and the Company summarizing  that the Project pipeline is outside the scope of the ARZC right-of-way and would therefore require a new federal right-of-way permit prior to construction.  This guidance appears to disregard the framework established by the 2011 M-Opinion and the IM No. 2014-122, as its underlying premise is that while the Project’s proposed use may further railroad purposes, these purposes derive from a pipeline which is not an original railroad purpose.  We believe this finding strays from framework provided for in the binding 2011 M-Opinion, which states in relevant part:

“Within an 1875 Act ROW, a railroad’s authority to undertake or authorize activities is limited to those activities that derive from or further a railroad purpose, which allows a railroad to undertake, or others to undertake, activities that have both railroad and commercial purposes, but does not permit a railroad to authorize activities that bear no relationship to the construction and operation of a railroad.” (Emphasis added, M-37025)

    The Director of the California Office of the BLM noted that this guidance was not a final agency action and is subject to reconsideration upon the presentation of new information and in the public interest.  Therefore, the Company and its partners are presently pursuing a reconsideration of the BLM guidance.

    Initially the Company is pursuing legislative and administrative means to seek a reconsideration of this guidance.  If legislative and administrative remedies are unable to overturn the guidance, then we expect to pursue one or more of the following options to provide an access point for conserved water supplies to the Project participants:

1.
Apply for a new federal right-of-way permit for the conveyance of water for public consumption on: (i) the 43-mile ARZC route, (ii) the 35-mile route approved by BLM in 2002 for an earlier iteration of the Water Project2 and/or (iii) the existing northern 96-mile route (see 4. Construction and Working Capital, Existing Pipeline Asset below).  The 2002 route and the 96 mile-route were both analyzed as alternative in the Water Project’s final EIR.

Any right-of-way application for these routes would be limited to the conveyance of conserved water for public consumption (Phase 1 project description) and would not include groundwater storage (Phase 2 project description), because BLM review of an application for a groundwater storage project is currently precluded by a policy rider on BLM’s federal appropriations bill.

2.
The Company is also considering clarifying the ARZC’s rights to its right-of-way in federal court.  Federal courts have exclusive jurisdiction to determine questions of title, including the scope of railroad right-of-ways, so we believe a federal court could properly declare title in this instance and bind BLM regardless of its administrative guidance memorandum.  We believe that there may also be other judicial remedies to resolve whether the pipeline may be placed within a railroad right-of-way and are considering such remedies as well.

    While these approaches will likely result in a delay for the construction of the Project pipeline, we believe they will ultimately result in one or more permitted routes for the Project.

2 As previously disclosed in the Company’s SEC filings, in 2002, the US BLM/US Department of the Interior approved an earlier iteration of the Water Project, then referred to as the Cadiz Valley Groundwater Storage & Dry Year Supply Program, and offered the Metropolitan Water District of Southern California, the Program’s lead agency at the time, a right-of-way for a water conveyance pipeline over 35-miles of open federal land.  See 8-29-2002 Record of Decision for the Cadiz Project, BLM Case File No. CA-4046.

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

    In 2014, we also executed Letters of Intent (“LOIs”) with two California water providers and two California agricultural entities reserving up to 20,000 acre-feet of water per year from the Water Project at $960/acre-foot (2014 dollars) delivered to the Colorado River Aqueduct.  The delivery of Project water to agricultural entities will be subject to an exchange with an eligible State Water Project contractor.  The terms of any exchange would be finalized prior to commencement of Project construction.

    We have executed LOIs, option agreements and purchase agreements that are in excess of Water Project capacity and are working collaboratively with the participating water providers to account for any oversubscription in the final definitive Purchase and Sale Agreements(“PSAs”). Final definitive PSAs would be entered into prior to completing construction finance arrangements.

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

CEQA review

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

    In July 2012, SMWD released the Final EIR and responses to public comments.  The Final EIR summarized that, with the exception of unavoidable short-term construction emissions, by implementing the measures developed in the GMMMP, the Project will avoid significant impacts to desert resources.  A public hearing was held on July 25, 2012 by the SMWD Board of Directors to take public testimony and consider certification of the Final EIR.  On July 31, 2012, the SMWD Board of Directors certified the Final EIR and approved the Project.

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

    CEQA Litigation

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

    During the fourth quarter of 2014, the petitioners filed independent appeals of the six Judgments in the California Court of Appeals, Fourth District.  These appeals were anticipated and are expected to be heard and potentially ruled upon by the Appeals Court in the fourth quarter of 2015.  The appeals process does not impact the Company’s ongoing implementation and pre-construction activities for the Water Project.

    Metropolitan Water District of Southern California Conveyance Terms

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

    The Project’s participating agencies led by Santa Margarita Water District (SMWD) and the Municipal Water District of Orange County (MWDOC) - SMWD’s representative on the MWD Board of Directors – are presently engaged in dialogue with MWD and have been exchanging engineering information since November of 2014 pertinent to MWD’s conveyance of Project supplies.  We are supporting this ongoing data exchange, but are not the lead party to these discussions since an agreement outlining the terms and conditions of conveyance of Project water would be entered into between MWD and the Project’s participating agencies, not the Company.  These agencies, described in (2) above, are primarily retail agencies within the MWD service area and are acquiring needed supplemental water supplies from the Water Project. Any final conveyance agreement will be considered by the MWD Board when it is completed by MWD staff and the participating agencies request it be considered.

    As a condition of conveyance, Metropolitan has expressed to the participating agencies that certain water quality standards must be met prior to entering the CRA.  Cadiz water is very low in total dissolved solids (“TDS”) and has historically met every state and federal maximum contaminant level (“MCL”) for water quality.  However, in 2014, the State of California adopted the first-ever standard for Chromium 6, a heavy metal that can naturally occur in groundwater when manganese oxides, at 10 parts per billion (“ppb”).  We have determined that some of our wells contain naturally occurring Chromium 6 in levels that slightly exceed the state MCL and therefore expect our water would need to be treated prior to entering the CRA.  We have participated in research and development of Chromium 6 treatment technologies and believe that we can meet this standard in a cost-effective manner.  Potential costs, which would be borne by Cadiz and not the participating agencies, have already been factored into our estimates for capital expenditures and operations and maintenance.

(4)	Construction and Working Capital

    As part of the Water Purchase and Sale Agreement with SMWD referred to in (2), above, SMWD is further authorized to continue next steps with the Company, which includes final permitting, design and construction.

    As described above, construction of Phase I of the Water Project would primarily consist of wellfield facilities at the Project site, a conveyance pipeline extending approximately 43 miles along the right-of-way described in (1), above, from the wellfield to the CRA, and an energy source to pump water through the conveyance pipeline between the Project well-field and the CRA.  The construction of these facilities, which we expect would cost between $225 – $250 million, will require capital financing that we expect to be secured by the proceeds of our definitive Purchase and Sale Agreements described above and the new facility assets.  Of this amount, approximately $35 million would be necessary for construction of the well-field.  The Company’s existing corporate term debt provides us the flexibility to incorporate Water Project construction financing up to $300 million within our current debt structure.

    Existing wells at the Cadiz/Fenner Property currently in use for our agricultural operations will be integrated into the Water Project well-field, reducing the number of wells that must be constructed prior to Project implementation.  To the extent additional agricultural wells are placed in service, they would also be integrated into the Water Project well-field.

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

    The 96-mile Cadiz-Barstow pipeline creates significant opportunities for our water resource development efforts.  Once converted to water use, the pipeline can be used to directly connect the Cadiz area to northern and central California to import water sources for storage in Cadiz, serving a growing need for additional locations for storage of water south of the Bay Delta region.

    In addition, the 96-mile pipeline creates new opportunities to deliver water, either directly or via exchange, to existing and potential customers of Phase 1 of the Project.  If both the 96-mile line and the 43-mile pipeline to the CRA become operational, the Cadiz Project would link the two major water delivery systems in California providing flexible opportunities for both supply and storage. If access to the 43-mile route within the railroad right-of-way is delayed by federal policy, then the 96-mile pipeline offers an alternative means to deliver Phase 1 supplies.

    The 96-mile pipeline was evaluated in the Water Project’s EIR during the CEQA process.  Any use of the line would be conducted in conformity with the Project’s GMMMP and is subject to further CEQA evaluation (see “Water Resource Development”, above) and potentially federal environmental permitting.

Agricultural Development

    Within the Cadiz/Fenner Property, all of the existing 35,000 acres are currently zoned for agriculture.  Within this total, 9,600 acres are currently designated under a conditional use permit, of which the Company has developed a total of 1,920 acres of the property for agricultural operations.  The infrastructure currently includes six wells that are interconnected within a portion of this acreage for current agricultural use, and three additional production wells, with the nine wells together having total annual production capacity of approximately 20,000 acre-feet of water.  Additionally, there are housing and kitchen facilities that support up to 300 employees.  The underlying groundwater, fertile soil, and desert temperatures are well suited for a wide variety of fruits and vegetables.

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

    Given the increase in demand for agricultural land with water rights, we are currently exploring a significant expansion of our agricultural operation through additional leases and or joint ventures, together with additional well-field infrastructure that would be compatible with the Water Project and allow us to realize underlying asset values and/or cash flows associated with these assets.

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

Results of Operations

Three Months Ended September 30, 2015, Compared to Three Months Ended September 30, 2014

    We have not received significant revenues from our water resource and real estate development activity to date.  Our revenues have been limited to our agricultural operations.  As a result, we have historically incurred a net loss from operations.  We had revenues of $227 thousand for the three months ended September 30, 2015, and $305 thousand for the three months ended September 30, 2014.  We incurred a net loss of $6.0 million in the three months ended September 30, 2015, compared with a $4.6 million net loss during the three months ended September 30, 2014.

    Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e., general and administrative expense) and our interest expense.  We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

Revenues  Revenue totaled $227 thousand during the three months ended September 30, 2015, compared to $305 thousand during the three months ended September 30, 2014.

Cost of Sales  Cost of sales was $291 thousand for the three months ended September 30, 2015, and $282 thousand for the three months ended September 30, 2014.  A negative gross margin exists for the three months ended September 30, 2015, and is a result of lower revenues due to a smaller raisin harvest in 2015.

General and Administrative Expenses General and Administrative Expenses, exclusive of stock-based compensation costs, totaled $3.3 million and $1.9 million for the three months ended September 30, 2015 and 2014, respectively.  The increase in general and administrative expenses in 2015 was primarily related to higher litigation costs related to the Water Project due to the timing of the appellate litigation (see “Water Resource Development - (3) Environmental/Regulatory Permits”, above).

    Compensation costs from stock and option awards for the three months ended September 30, 2015, were $212 thousand, compared with $483 thousand for the three months ended September 30, 2014.  The higher 2014 expense primarily reflects the vesting schedules of stock awards under the 2014 equity incentive plan.

Depreciation Depreciation expense totaled $72 thousand for the three months ended September 30, 2015 and $63 thousand for the three months ended September 30, 2014.

Interest Expense, net  Net interest expense totaled $2.3 million during the three months ended September 30, 2015, compared to $2.2 million during the same period in 2014.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	September 30,
	2015	2014

Interest on outstanding debt	$2,083	$1,970
Amortization of debt discount	174	161
Amortization of deferred loan costs	56	59

	$2,313	$2,190

Nine Months Ended September 30, 2015, Compared to Nine Months Ended September 30, 2014

    We had revenues of $283 thousand for the nine months ended September 30, 2015, compared with $320 thousand in revenues during the nine months ended September 30, 2014.  We incurred a net loss of $16.8 million in the nine months ended September 30, 2015, compared with a $13.8 million net loss during the nine months ended September 30, 2014.  The higher 2015 loss was primarily due to an increase in litigation costs related to the Water Project due to the timing of the appellate litigation.

Revenues  We had revenues of $283 thousand during the nine months ended September 30, 2015, and $320 thousand during the nine months ended September 30, 2014.

Cost of Sales  Cost of sales was $291 thousand for the nine months ended September 30, 2015, and $282 thousand for the nine months ended September 30, 2014.  A negative gross margin exists for the nine months ended September 30, 2015, and is a result of lower revenues due to a smaller raisin harvest in 2015.

General and Administrative Expenses General and administrative expenses, exclusive of stock-based compensation costs, totaled $9.2 million in the nine months ended September 30, 2015, compared with $6.8 million for the nine months ended September 30, 2014.  The increase in general and administrative expenses in 2015 was primarily related to higher litigation costs related to the Water Project due to the timing of the appellate litigation (see “Water Resource Development- (3) Environmental/Regulatory Permits”, above).

    Compensation costs from stock and option awards for the nine months ended September 30, 2015, totaled $721 thousand compared with $544 thousand for the nine months ended September 30, 2014.  The higher 2015 expense primarily reflects the vesting schedules of stock awards under the 2014 equity incentive plan.

Depreciation Depreciation expense totaled $198 thousand for the nine months ended September 30, 2015, and $190 thousand for the nine months ended September 30, 2014.

Interest Expense, net  Net interest expense totaled $6.7 million during the nine months ended September 30, 2015, compared to $6.3 million during the same period in 2014.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Nine Months Ended
	September 30,
	2015	2014

Interest on outstanding debt	$6,065	$5,659
Amortization of debt discount	506	469
Amortization of financing costs	173	168

	$6,744	$6,296

Other Income, net  Net other income for the nine months ended September 30, 2015, was $70 thousand and zero for the nine months ended September 30, 2014.  The amount recorded in 2015 is in connection with a lease modification fee related to the amended lease agreement with Limoneira Company.  See “Agricultural Development”, above.

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

    We believe that by breaking our debt into two components, we established the flexibility to incorporate project financing for the Water Project, as necessary, into our current debt structure.  While the senior term loan would be required to be taken out by any necessary project financing, the $53.5 million of Convertible Notes have been designed to allow project financing to be placed ahead of it in terms of priority.

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

    During the nine months ended September 30, 2015, approximately $1.0 million in convertible notes were converted by certain of the Company’s lenders.  As a result, 126,633 shares of common stock were issued to the lenders.

    Both the Senior Secured Debt and the Convertible Notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit our ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on our ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the new loans were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At September 30, 2015, we were in compliance with our debt covenants.

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

    At September 30, 2015, we had no outstanding credit facilities other than the Senior Secured Debt and the Convertible Notes described above.

Cash Used for Operating Activities.  Cash used for operating activities totaled $9.4 million and $8.5 million for the nine months ended September 30, 2015 and 2014, respectively.  The cash was primarily used to fund general and administrative expenses related to our water development efforts and litigation costs for the nine month periods ended September 30, 2015 and 2014.

Cash Used for Investing Activities.  Cash used for investing activities during the nine months ended September 30, 2015 was $351 thousand compared with $25 thousand during the same period in 2014.

Cash Used for Financing Activities.  Cash used for financing activities for the nine month period ended September 30, 2015 was $27 thousand compared to $8 thousand for the nine months ended September 30, 2014.

Outlook

    Short-Term Outlook.  Our cash resources of $6.4 million as of September 30, 2015 provide us with sufficient funds to meet our expected working capital needs through the end of February 2016.  Additionally, our existing first mortgage debt obligation of $36.9 million comes due in March 2016.  We have engaged an investment bank and are currently pursuing a refinancing, extension, or extinguishment of the first mortgage prior to that time. The first mortgage is secured by our underlying land and water assets.  An extinguishment of the first mortgage could occur through a sale or leasing transaction that would make use of a portion of the existing agricultural land and water assets and be compatible with the implementation of the Water Project.  We will also require additional working capital to fund operations, and we expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities.  See “Long-Term Outlook”.  No assurances can be given, however, as to the availability or terms of any new financing.

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

    We are evaluating the amount of cash needed, and the manner in which such cash will be raised, on an ongoing basis.  We may meet any future cash requirements through a variety of means, including equity or debt placements, or through the sale or other disposition of assets.  Equity placements would be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon our existing stockholders.  Limitations on our liquidity and ability to raise capital may adversely affect us.  Sufficient liquidity is critical to meet our resource development activities.  Although we currently expect our sources of capital to be sufficient to meet our liquidity needs through the end of February 2016, if the Company cannot raise needed funds, it might be forced to make substantial reductions in its operating expenses, and accordingly, there would be substantial doubt about the Company’s ability to continue as a going concern.

Recent Accounting Pronouncements

    See Note 1 to the Consolidated Financial Statements – “Description of Business and Summary of Significant Accounting Policies”.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

    As of September 30, 2015, all of the Company's indebtedness bore interest at fixed rates; therefore, the Company is not exposed to market risk from changes in interest rates on long-term debt obligations.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

    The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to its Board of Directors.  Based on their evaluation as of September 30, 2015, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

ITEM 1A.   Risk Factors

    Except as set forth below, there have been no material changes to the risk factors disclosed in our 2014 Annual Report on Form 10-K.

The Development of Our Properties Is Heavily Regulated, Requires Governmental Approvals and Permits That Could Be Denied, and May Have Competing Governmental Interests and Objectives

    In developing our land assets and related water resources, we are subject to local, state, and federal statutes, ordinances, rules and regulations concerning zoning, resource protection, environmental impacts, infrastructure design, subdivision of land, construction and similar matters.  Our development activities are subject to the risk of adverse interpretations or changes to U.S. federal, state and local laws, regulations and policies.  Further, our development activities require governmental approvals and permits.  If such permits were to be delayed, denied or granted subject to unfavorable conditions or restrictions, our ability to successfully implement our development programs would be adversely impacted.

    In this regard, federal government appropriations currently direct the U.S. Department of the Interior (the “DOI”) to confirm that the Water Project’s proposed use of a portion of the railroad right-of-way leased from the ARZC for the Project’s conveyance pipeline is within the scope of the original right-of-way grant.  According to existing federal law and direction from the DOI in Memorandum Opinion M-23075, a railroad has the authority to grant third party uses of its right-of-ways without BLM permitting if those uses will further in part a railroad purpose. The Project and pipeline will further numerous railroad purposes by providing fire suppression, access to water for business operations, hydropower generation creating additional rail transloading opportunities, as well as increased traffic, among other benefits. The Company and the ARZC provided information regarding these purposes to the BLM in a final submission in January 2015.  In October 2015, the Director of the BLM’s California Office notified the Company and the ARZC that, in spite of the various benefits that the railroad would receive from the pipeline, he had determined that the Project’s pipeline is outside the scope of the ARZC right-of-way.  This was not a final determination and could be reconsidered with the presentation of additional information and in the public interest.

    The letter also stated that if the Project would like to move ahead with the construction of a pipeline within the ARZC right-of-way, then the Company would need to file a new right-of-way application with the BLM. However, federal government appropriations currently preclude BLM spending on the review of “any proposal to store water for the purpose of export or for any activities associated with the approval of rights-of-way on lands managed by the Needles Field Office of the U.S. Bureau of Land Management” (the “BLM”).  As a result, any application to the BLM for the pipeline would need to be limited to the Project’s Phase 1, which is focused on the conveyance of water for municipal use and not groundwater storage, a Phase 2 activity.

    The Company believes that the guidance issued by the Director of the BLM’s California Office was contrary to current law and policy and should be rescinded. However, if the BLM will not change this guidance, then the Company will need to file a right-of-way permit application with the BLM for a review of the pipeline’s use in Phase 1 and/or seek to clarify a railroad’s property rights in U.S. Federal Court.  Both alternatives will likely result in a delay of final Project implementation and we cannot predict with certainty the outcome of either process.

    Finally, the statutes, regulations and ordinances governing the approval processes provide third parties the opportunity to challenge proposed plans and approvals.  Opposition from third parties will cause delays and increase the costs of our development efforts or preclude such development entirely. In California, third parties have the ability to file litigation challenging the approval of a project, which they usually do by alleging inadequate disclosure and mitigation of the environmental impacts of the project.  We expect to be party to various legal proceedings arising in the general course of our business related to the development of the Water Project.  We are currently named as a real-party-in-interest in lawsuits before the California Court of Appeals, 4th District (“Appeals Court”). These lawsuits seek to overturn the rulings issued by Orange County Superior Court in October 2014 which upheld all of the Water Project approvals granted to date and denied all claims against the Project.  The Appeals Court is expected to hear these cases prior to the end of 2015. While we have worked with representatives of various environmental and third party interests and agencies to minimize and mitigate the impacts of our planned projects, certain groups may remain opposed to our development plans and pursue legal action.

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

Cadiz Inc.

By:	/s/ Scott S. Slater	November 5, 2015
	Scott S. Slater	Date
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Timothy J. Shaheen	November 5, 2015
	Timothy J. Shaheen	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)