Form 10-K
period 2015-12-31
CADIZ INC
filed 2016-03-14
CIK 727273

united states
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-K

☑   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2015

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
Yes  ☐    No  ☑
Indicate by a check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes  ☐    No  ☑
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
Yes ☐   No  ☑
The aggregate market value of the common stock held by nonaffiliates as of June 30, 2015 was approximately $121,627,473 based on 13,996,257 shares of common stock outstanding held by nonaffiliates and the closing price on that date.  Shares of common stock held by each executive officer and director and by each entity that owns more than 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 9, 2016, the Registrant had 17,898,100 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.  The Registrant is not incorporating by reference any other documents within this Annual Report on Form 10-K except those footnoted in Part IV under the heading “Item 15. Exhibits, Financial Statement Schedules”.

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

Overview

    We are a land and water resource development company with 45,000 acres of land in three areas of eastern San Bernardino County, California.  Virtually all of this land is underlain by high-quality, naturally recharging groundwater resources, and is situated in proximity to the Colorado River and the Colorado River Aqueduct (“CRA”), a major source of imported water for Southern California.  Our properties are suitable for various uses, including large-scale agricultural development, groundwater storage and water supply projects. Our main objective is to realize the highest and best use of our land and water resources in an environmentally responsible way.

    We believe that the long-term highest and best use of our land and water assets can best be realized through the development of a combination of water supply and storage projects at our properties. Therefore, the Company has been primarily focused on the development of the Cadiz Valley Water Conservation, Recovery and Storage Project (“Water Project” or “Project”), which will capture and conserve millions of acre-feet1 of native groundwater currently being lost to evaporation from the aquifer system beneath our 34,000-acre property in the Cadiz and Fenner valleys of eastern San Bernardino County (the “Cadiz/Fenner Property”), and deliver it to water providers throughout Southern California (see “Water Resource Development”).  We believe that the ultimate implementation of this Water Project will provide a significant source of future cash flow.

1 One acre-foot is equal to approximately 326,000 gallons or the volume of water that will cover an area of one acre to a depth of one-foot.  An acre-foot is generally considered to be enough water to meet the annual water needs of one average California household.

    The primary factor driving the value of such projects is ongoing pressure on water supplies throughout California, which has led Southern California water providers to actively seek new, reliable supply solutions to plan for both short and long-term water needs.  Available supply is constrained by environmental and regulatory restrictions on each of the State’s three main water sources:  the State Water Project, which provides water supplies from Northern California to the central and southern parts of the state, the CRA and the Los Angeles Aqueduct.  Southern California’s water providers rely on imports from these systems for a majority of their water supplies, but deliveries from all three into the region have been below capacity over the last several years.

    Availability of supplies in California also differs greatly from year to year due to natural hydrological variability.  Over the last several years, California has struggled through a historic drought featuring record-low winter precipitation and reservoir storage levels. In 2015, for the first time in the state’s history, California Governor Jerry Brown mandated rationing of 25% statewide in an effort to curtail urban demand.  An “El Nino” weather pattern developed at the end of 2015 and brought wet conditions to California, yet snowpack and precipitation remain average for the year, especially in Southern California. According to the US Drought Monitor, as of February 2016, more than 99% of California remains abnormally dry.  Meteorologists are also expecting a much drier “La Nina” weather pattern to form over the Pacific Ocean this Spring raising the likelihood of a fifth drought year.  The Water Project is one of the few nearly “shovel-ready” supply options in Southern California that could help alleviate the region’s water supply challenges (see “Water Resource Development” below.)

    In addition to an urgent need in California for new, reliable water supplies, demand for agricultural land with water rights is also at an all-time high. Therefore, in addition to our Water Project proposal, we are pursuing ways in which the groundwater currently being lost to evaporation from the aquifer system at the Cadiz/Fenner property can be immediately put to beneficial use through sales, leasing, or agricultural joint ventures that are complementary to the Water Project.

    We have farmed portions of the Cadiz/Fenner Property since the late 1980s relying on groundwater from the aquifer system for irrigation and we believe the site is well suited for various permanent and seasonal crops. In 1993, we secured permits to develop agriculture on up to 9,600 acres of the property and withdraw groundwater from the underlying aquifer system for irrigation.  We initially developed 1,900 acres of agriculture at the Property, including a well-field and manifold system and maintained that level as we focused on developing the Water Project.  Today, there is significant interest in expanding agricultural activity onto the entire 9,600 acres, and in February 2016 we completed arrangements to lease up to 9,600 acres of the Cadiz/Fenner Property for agricultural development.  Under the arrangements, 2,100 acres, which include our initially developed 1,900 acres, will be further developed and our farming partners will retain rights to lease the additional 7,500 acres prior to December 2016 (see “Agricultural Development” below).

    As part of the agricultural expansion to be conducted under the lease arrangements, the groundwater production capacity of the property’s existing well-field is expected to be increased, which will provide additional infrastructure that is complementary to the Water Project.  Through work completed in 2015, including the drilling of three additional exploratory wells, we have now identified suitable locations for the drilling of high-production wells powered by natural gas that could produce all of the water allowable under our existing permit for implementation of the Water Project or alternatively to supply irrigation water for all of the agricultural land.  While any additional well-field development for agricultural use would be financed by our agricultural partners as provided under our agricultural arrangements, the Company retained a call feature that allows us, at any time in the initial 20 years, to acquire the well-field and integrate any new agricultural well-field infrastructure developed into the Water Project’s facilities.

    Our 2016 working capital requirements relate largely to the final development activities associated with the Water Project and those activities consistent with the Water Project related to further development of our land and agricultural assets.  While we continue to believe that the ultimate implementation of the Water Project will provide the primary source of our future cash flow, we also believe there is significant additional value in our underlying agricultural assets.

    We also continue to explore additional uses of our land and water resource assets, including the marketing of our approved desert tortoise land conservation bank, which is located on our properties outside the Water Project area, and other long-term legacy uses of our properties, such as habitat conservation and cultural development.

(a)       General Development of Business

    We are a Delaware corporation formed in 1992.  As part of our historical business strategy, we have conducted our land acquisition, water development activities, agricultural operations, and other land development initiatives to maximize the long-term value of our properties and future prospects (see “Narrative Description of Business”).

    Our initial focus was on the acquisition of land and the assembly of contiguous land holdings through property exchanges to prove the quantity and quality of water resources in this Mojave Desert region of eastern San Bernardino County.  We subsequently established agricultural operations on our properties in the Cadiz/Fenner Valley and sought to develop the water resources underlying that site.  In 1993, we secured permits to develop up to 9,600 acres of agriculture at the Cadiz/Fenner Property and withdraw more than one million acre-feet of groundwater from the underlying aquifer system.  The agricultural operations initially began on 1,900 acres and featured vineyards, citrus orchards and seasonal vegetables.

    The agricultural development demonstrated that the geology and hydrology of the property is also uniquely suited and able to support a project that could offer additional water supplies and water storage opportunities in Southern California.

    In 1997, we entered into the first of a series of agreements with the Metropolitan Water District of Southern California (“Metropolitan”), the largest water wholesaler in the region and owner of the nearby CRA, to jointly design, permit, and build such a project (“2002 Project”).  Between 1997 and 2002, we and Metropolitan received substantially all of the state and federal approvals required to construct and operate the 2002 Project, including a Record of Decision (“ROD”) from the U.S. Department of the Interior, which approved the 2002 Project and offered a right-of-way for construction of facilities, including a 35-mile water conveyance pipeline from the Cadiz/Fenner Property to the CRA across federal lands.  In October 2002, Metropolitan’s staff brought the right-of-way matter before its Board of Directors.  By a very narrow margin, the Metropolitan Board voted not to accept the right-of-way grant nor proceed with the 2002 Project.

    Following Metropolitan’s decision, we began to pursue new partnerships and redesigned the 2002 Project to meet the changing needs of Southern California’s water providers.  We invested in significant scientific and technical analysis of the groundwater resources in the Cadiz/Fenner Valley as part of this effort, and focused on the safe and sustainable management of the aquifer system beneath our Cadiz/Fenner Property with the goal of providing a reliable, annual water supply for the region.  In September 2008 we entered into a lease agreement with the Arizona & California Railroad Company (“ARZC”) to utilize its existing right-of-way between the Cadiz property and the Colorado River Aqueduct (“CRA”) to construct a pipeline able to deliver water from the property into the existing Southern California water transportation system. Between 2010 and 2011 six Southern California water providers executed option agreements to participate in the new Water Project.  Under our lease agreement, the ARZC also reserved water from the Water Project to further a variety of critical railroad purposes (see “Water Resource Development” below for a full description of the Water Project).

    In accordance with the California Environmental Quality Act (“CEQA”), the Water Project began an environmental review and permitting process in 2011 led by Santa Margarita Water District (“SMWD”), one of the Project participants.  After an extensive review process, the SMWD Board of Directors certified the Final Environmental Impact Report on July 31, 2012 and became the first participating agency to convert its option agreement to a Water Purchase and Sale Agreement for firm supplies from the Water Project. On October 1, 2012, San Bernardino County (“County”), a Responsible Agency under CEQA, also adopted CEQA findings and approved the Project’s Groundwater Monitoring, Management and Mitigation Plan (‘GMMMP”, “Plan”) and the withdrawal of 50,000 acre-feet (AF) of water per year for 50 years.

    Following receipt of these important approvals, we were named as a real-party-in-interest in nine lawsuits brought by parties seeking a reconsideration of the environmental documents and limitation of the Project approvals granted by SMWD and the County.  Three of these cases were subsequently dismissed or otherwise settled and six lawsuits brought by two petitioners proceeded to trial in Orange County Superior Court (“Court”) before one judge in December 2013.  In September 2014, the Court issued final signed judgments (“Judgments”) formally denying all claims brought in the six remaining lawsuits.  The Judgments upheld the environmental review and approvals of the Water Project and also awarded costs to SMWD, the County, Cadiz and Fenner Valley Mutual Water Company as the prevailing parties in the cases.

    During the fourth quarter of 2014, the petitioners in the six original Court cases filed independent appeals of the six Judgments with the California Court of Appeals, Fourth District. Since that time, the appeals cases have been fully briefed and the Appeals Court has scheduled oral argument for late March 2016.

    Throughout 2015, the Company and the Water Project participants were primarily focused on completing transportation arrangements to convey Project supplies to end users via a pipeline to be constructed within the ARZC right-of-way and the Colorado River Aqueduct, owned by the Metropolitan Water District of Southern California (“Metropolitan”).

    Over the last several years, in an effort to receive certification from the U.S. Bureau of Land Management (“BLM”) that the pipeline was within the scope of the ARZC railroad right-of-way, we have communicated with the BLM California State Office to provide information describing the railroad purposes that would be furthered by the Project pipeline.  Under the Company’s lease agreements with the ARZC, the Project’s water conveyance pipeline will provide numerous benefits to the ARZC in furtherance of railroad purposes.

    Despite the presentation of significant documentation about these benefits to BLM California, in October 2015, BLM California’s then outgoing Director sent the Company a letter summarizing the agency’s determination that the Water Project’s conveyance pipeline is outside the scope of the ARZC right-of-way, because it does not originate from a railroad purpose. As a result, the letter summarized that the Project would need to apply for a new federal right-of-way permit from the BLM prior to construction. The letter notes that the determination is not a final action and is subject to reconsideration upon the submittal of new information.

    In our view, the determination contradicts the framework for railroad purposes established by existing federal law and policy, including the November 4, 2011 US Department of the Interior Solicitor Opinion, and therefore we immediately pursued steps to rescind the October determination. The Company and a bipartisan group of US Congressional Members from California separately wrote to the BLM National office, in October 2015 and December 2015, respectively, seeking a reconsideration of the determination.  In February 2016, the National Director of the BLM responded individually to the Company and the Congressional offices to advise that he had instructed the new Director of the BLM California State Office to hold a meeting with Project representatives and “review the matter.”

    Also in 2015, discussions with Metropolitan regarding conveyance of Project water in the CRA were conducted by SMWD and the Project’s participating agencies. As a result of these discussions, Water Project supplies would be expected to enter Metropolitan’s CRA in accordance with its published engineering, design and water quality standards and subject to all applicable fees and charges routinely established by Metropolitan for the conveyance of water within its service territory.  We have pledged that Cadiz water will meet all water quality criteria established by Metropolitan prior to entering the CRA, will deliver on a space-available basis and that the participating agencies will pay the published wheeling rate to have water delivered to them via Metropolitan’s transportation system. (See “Water Resources Development Item 3” below.)  We expect wheeling arrangements would be approved by Metropolitan staff and considered by its Board following resolution of BLM discussions related to the conveyance pipeline as well as the CEQA appeals process, discussed above.

    Given the strong demand for agricultural land with access to water, in addition to our ongoing efforts to implement the Water Project, in February 2016 we entered into arrangements to further develop the Cadiz/Fenner Property for farming. These arrangements will allow our farming tenants to further develop the well-field to supply water for their farming use and also enable the Company to acquire the well-field within a twenty year period through a call feature in the lease and redirect water as part of the Water Project. The well-field infrastructure and related improvements are substantially similar, regardless of whether the water is applied for agricultural use or conserved for the Water Project.

    See “Narrative Description of Business” below for more detail.

 (b)      Financial Information about Industry Segments

    Our primary business is to acquire and develop land with water resources for various uses, including groundwater supply, groundwater storage and agriculture.  As a result, our financial results are reported in a single segment.  See Consolidated Financial Statements.  See also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

(c)       Narrative Description of Business

    Our business strategy is to pursue the development of our landholdings for their highest and best uses.  At present, our development activities include water resource, land and agricultural development.

Water Resource Development

    Our portfolio of water resources is located in proximity to the Colorado River and the Colorado River Aqueduct (“CRA”), the principal source of imported water for Southern California, and provides us with the opportunity to participate in a variety of water supply, water storage, and conservation programs with public water agencies and other partners.

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

    Water Project facilities required for Phase I primarily include, among other things:

•	High-yield wells designed to efficiently recover available native groundwater from beneath the Water Project area;

•	A water conveyance pipeline to deliver water from the well-field to Project participants; and

•	An energy source to provide power to the well-field, pipeline and pumping plant.

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

    The Project includes the following features, enabled by the conveyance pipeline, provided in furtherance of railroad purposes:

•	A new access road along the entire pipeline route to enable maintenance, emergency access and shorten routes for crew-changes,
•	Remotely operated fire-suppression systems at each of the existing creosote-treated wooden trestles,
•	Inline power generation for crossing operations and lighting, heating and cooling for existing railroad transloading operations,
•	Fiber optic information transmission to convey track-speed and cameras in aid of emergency and to discourage vandalism; and
•	The distribution of water for the operation of a steam-powered locomotive, fire-suppression and other miscellaneous uses.

    In August 2014, the BLM issued guidance (Instruction Memorandum No. 2014-122) to its field offices requiring the evaluation of all existing and proposed uses of 1875 Act railroad rights-of-way to ensure consistency with the M-Opinion.  While there are thousands of existing uses of 1875 Act railroad right-of-ways across the US, the Water Project conveyance pipeline was chosen to be the first evaluated by the BLM under the 2011 M-Opinion and Instruction Memorandum No. 2014-122.  After numerous meetings, discussion and our submission of support documentation, the Company received notification from the BLM California Office in April 2015 that it was analyzing the Project’s proposed use of the ARZC right-of-way and expected to provide the results of this evaluation to the BLM Washington D.C. office by the end of summer 2015.

    Without any further consultation, on October 2, 2015, the Director of the California Office of the BLM signed a letter that would later be sent to ARZC and the Company summarizing that the Project pipeline is outside the scope of the ARZC right-of-way and would therefore require a new federal right-of-way permit prior to construction.  This guidance appears to disregard the framework established by the 2011 M-Opinion and the IM No. 2014-122, as its underlying premise is that while the Project’s proposed use of the right-of-way may further railroad purposes, these purposes derive from a pipeline which is not an original railroad purpose.  We believe this finding strays from framework provided for in the binding 2011 M-Opinion, which states in relevant part:

“Within an 1875 Act ROW, a railroad’s authority to undertake or authorize activities is limited to those activities that derive from or further a railroad purpose, which allows a railroad to undertake, or others to undertake, activities that have both railroad and commercial purposes, but does not permit a railroad to authorize activities that bear no relationship to the construction and operation of a railroad.” (Emphasis added, M-37025)

    The Director of the California Office of the BLM noted that this guidance was not a final agency action and is subject to reconsideration upon the presentation of new information and in the public interest.  Therefore, the Company and its partners are presently pursuing administrative and legislative means to seek reconsideration of the BLM guidance.

    Immediately after the receipt of the October guidance, the Company sent a letter to the Director of the BLM National Office, Neil Kornze, outlining our objections to its findings and seeking its reconsideration.  Several Members of Congress also raised concerns about the guidance and its inconsistencies with existing federal policy governing third party railroad right-of-way use, issuing public statements to the press.  In November 2015, a bipartisan group of House Members from California met in person with Director Kornze to further express concern.  Then, in December 2015, nine House Members joined in a letter to Director Kornze formally objecting to the BLM California guidance and seeking its reconsideration or reversal.

    In February 2016, Director Kornze responded to our October letter as well as the December letter from the House Members and advised that the guidance, while fixed at the time issued, was not a final action and could be reconsidered upon presentation of additional information.  Kornze also reported that he has asked the newly appointed California State Office Director Jerome Perez to meet with Project representatives to “review the issue.”

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

    In 2014, we also executed Letters of Intent (“LOIs”) with additional California water providers and agricultural entities reserving up to 20,000 acre-feet of water per year from the Water Project at $960/acre-foot (2014 dollars) delivered to the Colorado River Aqueduct.  The delivery of Project water to agricultural entities will be subject to an exchange with an eligible State Water Project contractor.  The terms of any exchange would be finalized prior to commencement of Project construction.

    We have executed LOIs, option agreements and purchase agreements that are in excess of Water Project capacity and are working collaboratively with the participating water providers to account for any oversubscription in the final definitive Purchase and Sale Agreements (“PSAs”). Final definitive PSAs would be entered into prior to completing construction finance arrangements.

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

    During the fourth quarter of 2014, the petitioners filed independent appeals of the six Judgments in the California Court of Appeals, Fourth District. Since that time, the appeals cases have been fully briefed, including the filing of 11 Amicus Curiae “Friend of the Court” briefs in support of the Project’s approvals.  Oral argument before the Appeals Court is scheduled for late March 2016.  See Item 3, “Legal Proceedings” for more information.

    Metropolitan Water District of Southern California Conveyance Terms

    In addition, prior to construction of the Project, Metropolitan, which owns and controls the CRA, must take action as a responsible agency under CEQA regarding the terms and conditions of the Water Project’s use of the CRA to transport water to its participating agencies.  Water Project supplies entering the CRA will comply with Metropolitan’s published engineering, design and water quality standards and will be subject to all applicable fees and charges routinely established by Metropolitan for the conveyance of water within its service territory.

(4)	Construction and Working Capital

    As part of the Water Purchase and Sale Agreement with SMWD referred to in (2), above, SMWD is further authorized to continue next steps with the Company, which includes final permitting, design and construction.

    As described above, construction of Phase I of the Water Project would primarily consist of well-field facilities at the Project site, a conveyance pipeline extending approximately 43 miles along the right-of-way described in (1), above, from the well-field to the CRA, and an energy source to pump water through the conveyance pipeline between the Project well-field and the CRA.  The construction of these facilities, which we expect would cost between $225 - $250 million, will require capital financing that we expect to be secured by the proceeds of our definitive Purchase and Sale Agreements described above and the new facility assets.  Of this amount, approximately $35 million would be necessary for construction of the well-field.  The Company’s existing corporate term debt provides us the flexibility to incorporate Water Project construction financing up to $300 million within our current debt structure.  (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”).

El Paso Natural Gas Pipeline

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

    In December 2012, we entered into a new agreement with EPNG dividing the 220-mile pipeline in Barstow, California, with the Company gaining ownership rights to the 96-mile eastern segment between Barstow and the Cadiz Valley and returning to EPNG rights to the 124-mile western segment for its own use.  The 96-mile eastern portion to Barstow was identified as the most critical segment of the line for accessing the nearest points on the California State Water Project infrastructure system.  The Barstow area serves as a hub for water delivered from northern and central California to communities in Southern California’s High Desert.

    In consideration of the new agreement, EPNG reduced the purchase price of the 96-mile eastern segment to $1 (one dollar), plus previous option payments totaling $1.07 million already made by the Company.  On April 11, 2014, the Company paid the remaining purchase price of $1 (one dollar) and secured ownership of the asset.  In addition, the agreement provided that if EPNG filed for regulatory approval of any use of the 124-mile western segment by December 2015, a further $10 million payment to the Company would be required, or alternatively, the Company would have a further three-year option to acquire the 124-mile western segment for $20 million.  The filing for regulatory approval was not made by December 2015 and, accordingly, the Company now holds an option to acquire the additional 124-mile western segment for $20 million.  This option expires in December 2018.

    The 96-mile Cadiz-Barstow pipeline and the further 124-mile optioned segment (together, the “Northern Pipeline Routes”) create significant opportunities for our water resource development efforts.  Once converted to water use, the Northern Pipeline Routes can be used to directly connect the Cadiz area to northern and central California water sources, serving a diverse group of urban and agricultural water users in need of supply and storage south of the Bay Delta region.

    If the Northern Pipeline Routes become operational, then the Water Project would link the two major water delivery systems in California providing flexible opportunities for both supply and storage.  If access to the 43-mile route within the railroad right-of-way is delayed by federal policy, then the Northern Pipeline Routes offer an alternative means to deliver Phase I supplies, either directly or via exchange, to existing and potential customers of Phase I of the Project.  The pipeline can also be used to offer groundwater storage south of the Bay Delta region, currently being contemplated as part of Phase II of the Water Project.

    The 96-mile pipeline segment was evaluated in the Water Project’s EIR during the CEQA process.  Any use of the pipeline would be conducted in conformity with the Project’s GMMMP and is subject to further CEQA evaluation (see “Cadiz Valley Water Conservation, Recovery and Storage Project” above) and potentially federal environmental permitting.

    The Northern Pipeline Routes also represent new opportunities for the Company independent of the Water Project to offer water transportation to locations along the pipeline route that are not presently interconnected by existing water infrastructure.  The entire 220-mile pipeline crosses California’s major water infrastructure as well as urban and agricultural centers and can be utilized to transport water between users who presently lack direct interconnections along the pipeline route. We are presently engaged in discussions with parties that may be interested in such transportation, not related to the Water Project.

Agricultural Development

    Within the Cadiz/Fenner Property, all of the existing 34,000 acres are currently zoned for agriculture.  Within this total, 9,600 acres are currently designated under a conditional use permit, of which the Company has developed a total of 1,900 acres of the property for agricultural operations.  During 2015, 160 of these acres consisted of vineyard that was farmed by the Company to produce dried-on-the-vine organic raisins.  Three hundred and forty of these acres were farmed to lemons under a 2013 lease agreement with Limoneira Company (“Limoneira”). Under the lease agreement, Limoneira has the right to plant up to an additional 1,140 acres of lemons over the next three years.  In consideration for the lease arrangement, Limoneira provides an annual base rent and will also provide a profit-sharing payment once its lemon orchards reach commercial production.  The remaining acres are currently fallow.  Additionally, there are housing and kitchen facilities that support up to 300 employees.  The underlying groundwater, fertile soil, and desert temperatures are well suited for a wide variety of fruits and vegetables.

    During 2015, we derived our agricultural revenues through direct farming and sale of our products into the market or through the lease of our agricultural properties to third parties for farming.  The entire organic raisin crop grown at the property was farmed by the Company and we incurred all of the costs required to produce and harvest the crop.  The harvested raisins were then sold in bulk to a raisin processing facility.

    In February 2016, we entered into a lease agreement with Fenner Valley Farms LLC (“FVF”), a subsidiary of Water Asset Management LLC, a related party, pursuant to which FVF will lease, for a 99-year term, 2,100 acres at the Cadiz/Fenner property to be used to plant, grow and harvest agricultural crops. As consideration for the lease, FVF paid the Company a one-time payment of $12,000,000 in February 2016 upon closing. The acreage presently being farmed by Limoneira and the Company, described above, is included within the leased acreage.  FVF also assumed the Limoneira lease as part of the transaction.

    Under the FVF Lease, FVF has the option to lease up to an additional 7,500 acres of the Cadiz/Fenner Property according to the following payment and schedule: an additional 2,093 acres for $12,000,000 if notice is provided by June 1, 2016; an additional 2,093 acres for $12,000,000 if notice is provided by September 1, 2016; and an additional 3,314 acres for $19,000,000 if notice is provided by December 22, 2016. If FVF elects to exercise these options, then a total of 9,600 acres will be leased for agricultural development.

    The agricultural expansion will allow us to immediately realize underlying value associated with our land and water assets while we continue to progress Water Project implementation.  Additional well-field will be necessary to be constructed byFVF to fully irrigate the agricultural property under the lease.  Any new well-field infrastructure will be compatible with the Water Project, once it is implemented.  Further, the FVF Lease also provides the Company a call feature, in the initial 20 years, to redirect the beneficial use of groundwater at the Property from agriculture to the Water Project and integrate the agricultural infrastructure into the Water Project facilities.

Additional Eastern Mojave Properties

    We also own approximately 11,000 acres outside of the Cadiz/Fenner Valley area in two locations within the Mojave Desert in eastern San Bernardino County.

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

    Additionally, we own acreage located near Danby Dry Lake in Ward Valley, approximately 30 miles southeast of our Cadiz/Fenner Valley properties.  The Danby Dry Lake property is located approximately 10 miles north of the CRA.  Initial hydrological studies indicate that the area has excellent potential for a water supply project. Certain of the properties in this area may also be suitable for agricultural development and/or preservation and conservation.

Land Conservation Bank

    Approximately 10,000 acres of our properties outside of the Cadiz/Fenner Valley area are located within terrain designated by the federal government as Critical Desert Tortoise Habitat and/or Desert Wilderness Areas and have limited development opportunities.  In February 2015, the California Department of Fish and Wildlife approved our establishment of the Fenner Valley Desert Tortoise Conservation Bank (“Fenner Bank”), a land conservation bank that makes available approximately 7,500 acres of our properties located within Critical Desert Tortoise Habitat for mitigation of impacts to tortoise and other sensitive species that would be caused by development in the Southern California desert.  Under its enabling documents, the Fenner Bank offers credits that can be acquired by entities that must mitigate or offset impacts linked to planned development.  For example, this bank can service the mitigation requirements of renewable energy, military, residential and commercial development mitigation requirements for projects being considered throughout the desert.  Credits sold by the Fenner Bank will fund our permanent preservation of the land as well as research by outside entities, including San Diego Zoo Global, into desert tortoise health and species protection.

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

    Our farming operations have been limited to the cultivation of lemons and grapes/raisins and spring and fall plantings of vegetables on the Cadiz Valley properties.  These operations have been subject to the general seasonal trends that are characteristic of the agricultural industry.

Competition

    We face competition for the acquisition, development and sale of our properties from a number of competitors.  We may also face competition in the development of water resources and agriculture associated with our properties.  Since California has scarce water resources and an increasing demand for available water, we believe that location, price and reliability of delivery are the principal competitive factors affecting transfers of water in California.

Employees

    As of December 31, 2015, we employed 10 full-time employees (i.e. those individuals working more than 1,000 hours per year).  We believe that our employee relations are good.

Regulation

    Our operations are subject to varying degrees of federal, state and local laws and regulations.  As we proceed with the development of our properties, including the Water Project, we will be required to satisfy various regulatory authorities that we are in compliance with the laws, regulations and policies enforced by such authorities.  Groundwater development, and the export of conserved groundwater for sale to entities such as public water agencies, is subject to regulation by specific existing statutes, in addition to general environmental statutes applicable to all development projects.  Additionally, we must obtain a variety of approvals and permits from state and federal governments with respect to issues that may include environmental issues, issues related to special status species, issues related to the public trust, and others.  Because of the discretionary nature of these approvals and concerns, which may be raised by various governmental officials, public interest groups and other interested parties during both the development and the approval process, our ability to develop properties and realize income from our projects, including the Water Project, could be delayed, reduced or eliminated.

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

We May Not Be Able To Obtain the Financing We Need To Implement Our Asset Development Programs

    Based upon our current and anticipated usage of cash resources, we do not have sufficient funds to meet our expected working capital needs through the end of 2016. We will continue to require additional working capital to meet our cash resource needs until such time as our asset development programs produce revenues.  If we cannot raise funds if and when needed, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.  We cannot assure you that our current lenders, or any other lenders, will give us additional credit should we seek it.  If we are unable to obtain additional credit, we may engage in further financings.  Our ability to obtain financing will depend, among other things, on the status of our asset development programs and general conditions in the capital markets at the time funding is sought.  Any further equity or convertible debt financings would result in the dilution of ownership interests of our current stockholders.

    PricewaterhouseCoopers LLP, our independent registered public accounting firm for the fiscal year ended December 31, 2015, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2015, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern.  If we are unable to improve our liquidity position, we may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

    In this regard, federal government appropriations currently direct the U.S. Department of the Interior (the “DOI”) to confirm that the Water Project’s proposed use of a portion of the railroad right-of-way leased from the ARZC for the Project’s conveyance pipeline is within the scope of the original right-of-way grant.  According to existing federal law and direction from the DOI in Memorandum Opinion M-23075, a railroad has the authority to grant third party uses of its right-of-ways without BLM permitting if those uses will further, in part, a railroad purpose. The Project and pipeline will further numerous railroad purposes by providing fire suppression, hydropower generation creating additional rail transloading opportunities, fiber optic communications, increased traffic, access to water for business operations, and other benefits. The Company and the ARZC provided information regarding these purposes to the BLM over several years and in January 2015 in a final submission.  In October 2015, the outgoing Director of the BLM’s California State Office notified the Company and the ARZC that, in spite of the railroad purposes furthered by the Project pipeline, he had determined that the Project’s pipeline is outside the scope of the ARZC right-of-way because the benefits derive from a pipeline that is not an original railroad purpose.  The October 2015 guidance noted it was not a final determination and could be reconsidered with the presentation of additional information and in the public interest.

    The letter also stated that if the Project would like to move ahead with the construction of a pipeline within the ARZC right-of-way, then the Company would need to file a new right-of-way application with the BLM. However, federal government appropriations currently preclude BLM spending on the review of “any proposal to store water for the purpose of export or for any activities associated with the approval of rights-of-way on lands managed by the Needles Field Office of the BLM.  As a result, any application to the BLM for the pipeline would need to be limited to the Project’s Phase I, which is focused on the conveyance of water for municipal use and not groundwater storage, a Phase II activity.

    The Company believes that the guidance issued by the outgoing Director of the BLM’s California Office was contrary to current law and policy and should be rescinded. However, if the BLM will not change this guidance, then the Company will need to file a right-of-way permit application with the BLM for a review of the pipeline’s use in Phase I and/or seek to clarify a railroad’s property rights in U.S. Federal Court.  Both alternatives will likely result in a delay of final Project implementation and we cannot reasonably predict the outcome of either process.

    Finally, the statutes, regulations and ordinances governing the approval processes provide third parties the opportunity to challenge proposed plans and approvals.  Opposition from third parties will cause delays and increase the costs of our development efforts or preclude such development entirely. In California, third parties have the ability to file litigation challenging the approval of a project, which they usually do by alleging inadequate disclosure and mitigation of the environmental impacts of the project.  We expect to be party to various legal proceedings arising in the general course of our business related to the development of the Water Project.  We are currently named as a real-party-in-interest in lawsuits before the California Court of Appeals, 4th District (“Appeals Court”). These lawsuits seek to overturn the rulings issued by Orange County Superior Court in October 2014 which upheld all of the Water Project approvals granted to date and denied all claims against the Project.  The Appeals Court has scheduled oral argument in these cases for late March 2016. While we have worked with representatives of various environmental and third party interests and agencies to minimize and mitigate the impacts of our planned projects, certain groups may remain opposed to our development plans and pursue legal action.

Our Failure to Make Timely Payments of Principal and Interest on Our Indebtedness May Result in a Foreclosure on Our Assets

    As of December 31, 2015, we had total indebtedness outstanding to our lenders of approximately $115.6 million.  Approximately $51.8 million of our indebtedness is secured by our assets and is due in September 2017 (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”).  To the extent that we do not make principal and interest payments on the indebtedness when due at maturity, or if we otherwise fail to comply with the terms of agreements governing our indebtedness, we may default on our obligations.

The Conversion of Our Outstanding Convertible Notes into Common Stock Would Dilute the Percentage of Our Common Stock Held by Current Stockholders

    In connection with our March 2013 debt refinance (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”), we issued approximately $53.5 million in convertible notes, under which principal and accrued interest can be converted into common stock at $8.05 per share at the election of our noteholders prior to maturity in March 2018 (the “2018 Convertible Notes”).  In December 2015, certain of the noteholders exchanged their 2018 Convertible Notes for new convertible notes under which principal and accrued interest can be converted into common stock at $6.75 per share at the election of the noteholders prior to a maturity date in March 2020 (the “2020 Convertible Notes”).  A total of $49.025 million in original principal amount of the 2018 Convertible Notes were exchanged for 2020 Convertible Notes, leaving $3.294 million in original principal amount of the 2018 Convertible Notes outstanding.  An election by our lenders to convert all or a portion of principal and accrued interest under the 2018 and 2020 Convertible Notes into common stock will dilute the percentage of our common stock held by current stockholders up to 9.5 million shares as of March 5, 2016, and up to an additional 3.0 million shares if held to maturity.

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

The Cadiz/Fenner Valley Property

    We own approximately 34,000 acres of largely contiguous land in the Cadiz and Fenner valleys of eastern San Bernardino County, California (the “Cadiz/Fenner Property”).  This area is located approximately 30 miles north of the Colorado River Aqueduct (“CRA”).  We first began acquiring this land in 1983 and shortly thereafter conducted investigations into the feasibility of agricultural development at these lands and overall access to groundwater.  These investigations confirmed the availability of high-quality groundwater in quantities appropriate for agricultural development.

    Additional independent geotechnical and engineering studies conducted since 1985 have confirmed that the Cadiz/Fenner Property overlies a significant aquifer system that can not only support agricultural development, but also is ideally suited for the conservation and recovery of indigenous groundwater, as well as the storage of conserved or imported water, as contemplated by the Water Project.  See Item 1, “Business – Narrative Description of Business – Water Resource Development”.

Other Eastern Mojave Properties

    In addition to the Cadiz/Fenner Valley property, we also own approximately 11,000 additional acres in the eastern Mojave Desert portion of San Bernardino County, California at two separate properties.

    The first property consists of approximately 9,000 acres in the Piute Valley.  This landholding is located approximately 15 miles from the resort community of Laughlin, Nevada, and about 12 miles from the Colorado River town of Needles, California.  Extensive hydrological studies, including the drilling and testing of a full-scale production well, have demonstrated that this landholding is underlain by high-quality groundwater.  The aquifer system underlying this property is naturally recharged by precipitation (both rain and snow) within a watershed of approximately 975 square miles and could be suitable for a water supply project, agricultural development or solar energy production.  Certain of these properties are located in or adjacent to areas designated by the federal government as Critical Desert Tortoise Habitat and/or Desert Wilderness Areas and are suitable candidates for preservation and conservation.  In February 2015, the California Department of Fish and Wildlife approved our establishment of the Fenner Valley Desert Tortoise Conservation Bank on approximately 7,500 acres of our Piute Valley properties.  The Fenner Bank, which is the largest land bank in California dedicated to protecting the desert tortoise, offers credits that can be acquired by public and private entities required to mitigate or offset impacts to the desert tortoise linked to planned development. We are presently marketing these credits to a variety of planned developments in the region.

    Additionally, we own nearly 2,000 acres near Danby Dry Lake in Ward Valley, approximately 30 miles southeast of our Cadiz/Fenner landholdings.  Our Danby Dry Lake property is located approximately 10 miles north of the Colorado River Aqueduct.  Initial hydrological studies indicate that it has excellent potential for water supply, agricultural development and related uses.  Certain of the properties in this area may also be suitable for agricultural development and/or preservation and conservation.

Executive Offices

    We lease approximately 7,200 square feet of office space in Los Angeles, California for our executive offices.  The lease terminates in April 2019.  Current base rent under the lease is approximately $15,000 per month.

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

Debt Secured by Properties

    Our assets have been pledged as collateral for $51.8 million of senior secured debt outstanding as of December 31, 2015.  Information regarding interest rates and principal maturities is provided in Note 6 to the Consolidated Financial Statements.

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

    During the fourth quarter of 2014, the petitioners in these cases filed independent appeals of the six Judgments with the California Court of Appeals, Fourth District. Since that time, the appeals cases have been fully briefed, including the filing of 11 Amicus Curiae “Friend of the Court” briefs in support of the Project’s approvals by a broad cross section of government, business and public interest groups.  Oral argument in these outstanding cases has been scheduled by the Appeals Court for late March 2016.  We cannot reasonably predict the outcome of any of the proceedings.

Securities Related Class Action Lawsuit

    On April 24, 2015, a putative class action lawsuit, entitled Van Wingerden v. Cadiz Inc., et al., No. 2:15-cv-03080-JAK-JEM, was filed against Cadiz and certain of its directors and officers (“Defendants”) in the United States District Court for the Central District of California purporting to assert claims for violation of §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint, which purports to be brought on behalf of all Cadiz shareholders, alleges that the Defendants have made false and misleading statements regarding the Company’s business and prospects. The complaint seeks unspecified monetary damages and other relief. The Company believes that the purported class action lawsuit is without merit and will vigorously defend the action.  On December 2, 2015, Defendants filed a Motion to Dismiss the lawsuit and a hearing on the motion was held in late February 2016.  The Judge has not yet issued a ruling and we cannot predict with certainty the outcome of this proceeding.

    Shareholder Derivative Lawsuit

    On February 6, 2016, a shareholder derivative lawsuit, entitled Herman Boschken v. Keith Brackpool et. al., was filed against certain Cadiz directors and officers (“Derivative Defendants”) in State of California County of Los Angeles Superior Court purporting to assert claims for breach of fiduciary duty, corporate waste, gross mismanagement, and unjust enrichment.  The Complaint, which purports to be brought on behalf of all Cadiz shareholders, alleges that the Derivative Defendants made false and misleading statements regarding the Company’s business and prospects.  This complaint was filed in the wake of Van Wingerden v. Cadiz, Case No. 2:15-cv-03080-JAK-JEM (C.D.C.A. Apr. 24, 2015), described above, and mirrors many of its factual allegations.  Among other things, the Complaint seeks unspecified monetary damages and certain changes to corporate governance policies.  The Company believes that the lawsuit is without merit and will vigorously defend the action. No case-related activity has yet occurred before the Court.

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

	High	Low
Quarter Ended	Sales Price	Sales Price

2014:
March 31	$7.10	$6.91
June 30	$8.48	$8.29
September 30	$10.63	$9.87
December 31	$11.69	$11.09

2015:
March 31	$10.66	$10.21
June 30	$8.70	$8.53
September 30	$7.37	$7.24
December 31	$5.45	$5.15

    On March 9, 2016, the high, low and last sales prices for the shares were $5.10, $4.99, and $5.03, respectively.

    As of March 9, 2016, the number of stockholders of record of our common stock was 107.

    To date, we have not paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.  Our senior secured term loan has covenants that prohibit the payment of dividends.

    All securities sold by us during the three years ended December 31, 2015, which were not registered under the Securities Act of 1933, as amended, have been previously reported in accordance with the requirements of Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

STOCK PRICE PERFORMANCE

The stock price performance graph below compares the cumulative total return of Cadiz Inc. common stock against the cumulative total return of the Standard & Poor’s Small Cap 600 NASDAQ U.S. index and the Russell 2016® index for the past five fiscal years. The graph indicates a measurement point of December 31, 2010, and assumes a $100 investment on such date in Cadiz Inc. common stock, the Standard & Poor’s Small Cap 600 and the Russell 2016® indices. With respect to the payment of dividends, Cadiz Inc. has not paid any dividends on its common stock, but the Standard & Poor’s Small Cap 600 and the Russell 2016® indices assume that all dividends were reinvested. The stock price performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K into any filing under the Securities Act of 1933, as amended, except to the extent that Cadiz Inc. specifically incorporates this graph by reference, and shall not otherwise be deemed filed under such acts.

ITEM 6.  Selected Financial Data

    The following selected financial data insofar as it relates to the years ended December 31, 2015, 2014, 2013, 2012, and 2011 has been derived from our audited financial statements.  The information that follows should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2015 included in Part IV of this Form 10-K.  See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

	Year Ended December 31,
	2015	2014	2013	2012	2011
Statement of Operations Data:
Total revenues	$304	$336	$301	$362	$1,019
Net loss	$(24,013)	$(18,881)	$(22,677)	$(19,574)	$(16,837)
Net loss applicable to common stock	$(24,013)	$(18,881)	$(22,677)	$(19,574)	$(16,837)
Per share:
Net loss (basic and diluted)	$(1.35)	$(1.15)	$(1.46)	$(1.27)	$(1.20)
Weighted-average common shares outstanding	17,782	16,370	15,570	15,438	14,082

	December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Total assets	$55,416	$68,212	$64,174	$50,518	$57,998
Long-term debt	$108,218	$104,384	$96,417	$63,250	$52,032
Common stock and additional paid-in capital	$326,855	$319,781	$304,140	$301,193	$300,317
Accumulated deficit	$(383,532)	$(359,519)	$(340,638)	$(319,961)	$(298,387)
Stockholders' (deficit) equity	$(56,498)	$(39,738)	$(36,498)	$(16,768)	$1,930

    Common shares issued and outstanding have increased from 15,429,541 at December 31, 2011 to 17,876,016 as of December 31, 2015.  The increase is primarily due to the issuance of shares to investors in registered offerings, private placements, the issuance of shares to investors upon warrant exercises, conversions of notes, and the issuance of shares to employees, vendors and lenders.

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

Overview

    We are a land and water resource development company with 45,000 acres of land in three areas of eastern San Bernardino County, California.  Virtually all of this land is underlain by high-quality, naturally recharging groundwater resources, and is situated in proximity to the Colorado River and the Colorado River Aqueduct (“CRA”), a major source of imported water for Southern California.  Our properties are suitable for various uses, including large-scale agricultural development, groundwater storage and water supply projects.  Our main objective is to realize the highest and best use of these land and water resources in an environmentally responsible way.

    We believe that the long-term highest and best use of our land and water assets can best be realized through the development of a combination of water supply and storage projects at our properties. Therefore, the Company has been primarily focused on the development of the Cadiz Valley Water Conservation, Recovery and Storage Project (“Water Project” or “Project”), which will capture and conserve millions of acre-feet2 of native groundwater currently being lost to evaporation from the aquifer system beneath our 34,000-acre property in the Cadiz and Fenner valleys of eastern San Bernardino County (the “Cadiz/Fenner Property”), and deliver it to water providers throughout Southern California (see “Water Resource Development”).  We believe that the ultimate implementation of this Water Project will provide a significant source of future cash flow.

    The primary factor driving the value of such projects is ongoing pressure on water supplies throughout California, which has led Southern California water providers to actively seek new, reliable supply solutions to plan for both short and long-term water needs.  Available supply is constrained by environmental and regulatory restrictions on each of the State’s three main water sources:  the State Water Project, which provides water supplies from Northern California to the central and southern parts of the state, the CRA and the Los Angeles Aqueduct.  Southern California’s water providers rely on imports from these systems for a majority of their water supplies, but deliveries from all three into the region have been below capacity over the last several years.

2 One acre-foot is equal to approximately 326,000 gallons or the volume of water that will cover an area of one acre to a depth of one-foot.  An acre-foot is generally considered to be enough water to meet the annual water needs of one average California household.

    Availability of supplies in California also differs greatly from year to year due to natural hydrological variability.  Over the last several years, California has struggled through an historic drought featuring record-low winter precipitation and reservoir storage levels. In 2015, for the first time in the state’s history, California Governor Jerry Brown mandated rationing of 25% statewide in an effort to curtail urban demand.  An “El Nino” weather pattern developed at the end of 2015 and brought wet conditions to California, yet snowpack and precipitation remain average for the year, especially in Southern California. According to the US Drought Monitor, as of February 2016, more than 99% of California remains abnormally dry.  Meteorologists are also expecting a much drier “La Nina” weather pattern to form over the Pacific Ocean this Spring, raising the likelihood of a fifth drought year.  The Water Project is one of the few nearly “shovel-ready” supply options in Southern California that could help alleviate the region’s water supply challenges (see “Water Resource Development” below).

    In addition to an urgent need in California for new, reliable water supplies, demand for agricultural land with water rights is also at an all-time high. Therefore, in addition to our Water Project proposal, we are pursuing ways in which the groundwater currently being lost to evaporation from the aquifer system at the Cadiz/Fenner Property can be immediately put to beneficial use through sales, leasing, or agricultural joint ventures that are complementary to the Water Project.

    We have farmed portions of the Cadiz/Fenner Property since the late 1980s relying on groundwater from the aquifer system for irrigation and we believe the site is well suited for various permanent and seasonal crops. In 1993, we secured permits to develop agriculture on up to 9,600 acres of the property and withdraw groundwater from the underlying aquifer system for irrigation.  We initially developed 1,900 acres of agriculture at the Property, including a well-field and manifold system and maintained that level as we focused on developing the Water Project.  Today, there is significant interest in expanding agricultural activity onto the entire 9,600 acres, and in February 2016 we completed arrangements to lease up to 9,600 acres of the Cadiz/Fenner Property for agricultural development.  Under the arrangements, 2,100 acres, which include our initially developed 1,900 acres, will be further developed and our farming partners will retain rights to lease the additional 7,500 acres prior to December 2016 (see “Agricultural Development” below).

    As part of the agricultural expansion to be conducted under the lease arrangements, the groundwater production capacity of the property’s existing well-field is expected to be increased, which will provide additional infrastructure that is complementary to the Water Project.  Through work completed in 2015, including the drilling of three additional exploratory wells, we have now identified suitable locations for the drilling of high-production wells powered by natural gas that could produce all of the water allowable under our existing permit for implementation of the Water Project or alternatively to supply irrigation water for all of the agricultural land.  While any additional well-field development for agricultural use would be financed by our agricultural partners as provided under our agricultural arrangements, the Company retained a call feature that allows us, at any time in the initial 20 years, to acquire the well-field and integrate any new agricultural well-field infrastructure developed into the Water Project’s facilities.

    Our 2016 working capital requirements relate largely to the final development activities associated with the Water Project and those activities consistent with the Water Project related to further development of our land and agricultural assets.  While we continue to believe that the ultimate implementation of the Water Project will provide the primary source of our future cash flow, we also believe there is significant additional value in our underlying agricultural assets.

    We also continue to explore additional uses of our land and water resource assets, including the marketing of our approved desert tortoise land conservation bank, which is located on our properties outside the Water Project area, and other long-term legacy uses of our properties, such as habitat conservation and cultural development.

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

    Water Project facilities required for Phase I primarily include, among other things:

•	High-yield wells designed to efficiently recover available native groundwater from beneath the Water Project area;

•	A water conveyance pipeline to deliver water from the well-field to Project participants; and

•	An energy source to provide power to the well-field, pipeline and pumping plant.

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

    The Project includes the following features, enabled by the conveyance pipeline, provided in furtherance of railroad purposes:

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

    In August 2014, the U.S. Bureau of Land Management (“BLM”) issued guidance (Instruction Memorandum No. 2014-122) to its field offices requiring the evaluation of all existing and proposed uses of 1875 Act railroad rights-of-way to ensure consistency with the M-Opinion.  While there are thousands of existing uses of 1875 Act railroad right-of-ways across the US, the Water Project conveyance pipeline was chosen to be the first evaluated by the BLM under the 2011 M-Opinion and Instruction Memorandum No. 2014-122.  After numerous meetings, discussion and our submission of support documentation, the Company received notification from the BLM California Office in April 2015 that it was analyzing the Project’s proposed use of the ARZC right-of-way and expected to provide the results of this evaluation to the BLM Washington D.C. office by the end of summer 2015.

    Without any further consultation, on October 2, 2015, the then outgoing Director of the California Office of the BLM signed a letter that would later be sent to ARZC and the Company summarizing that the Project pipeline is outside the scope of the ARZC right-of-way and would therefore require a new federal right-of-way permit prior to construction.  This guidance appears to disregard the framework established by the 2011 M-Opinion and the IM No. 2014-122, as its underlying premise is that while the Project’s proposed use of the right of way may further railroad purposes, these purposes derive from a pipeline which is not an original railroad purpose.  We believe this finding strays from framework provided for in the binding 2011 M-Opinion, which states in relevant part:

“Within an 1875 Act ROW, a railroad’s authority to undertake or authorize activities is limited to those activities that derive from or further a railroad purpose, which allows a railroad to undertake, or others to undertake, activities that have both railroad and commercial purposes, but does not permit a railroad to authorize activities that bear no relationship to the construction and operation of a railroad.” (Emphasis added, M-37025)

    The Director of the California Office of the BLM noted that this guidance was not a final agency action and is subject to reconsideration upon the presentation of new information and in the public interest.  Therefore, the Company and its partners are presently pursuing administrative and legislative means to seek a reconsideration of the BLM guidance.

    Immediately after the receipt of the October guidance, the Company sent a letter to the Director of the BLM National Office, Neil Kornze, outlining our objections to its findings and seeking its reconsideration.  Several Members of Congress also raised concerns about the guidance and its inconsistencies with existing federal policy governing third party railroad right-of-way use, issuing public statements to the press.  In November 2015, a bipartisan group of House Members from California met in person with Director Kornze to further express concern.  Then, in December 2015, nine House Members joined in a letter to Director Kornze formally objecting to the BLM California guidance and seeking its reconsideration or reversal.

    In February 2016, Director Kornze responded to our October letter as well as the December letter from the House Members and advised that the guidance, while fixed at the time issued, was not a final action and could be reconsidered upon presentation of additional information.  Kornze also reported that he has asked the newly appointed California State Office Director Jerome Perez to meet with Project representatives to “review the issue.”

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

    In 2014, we also executed Letters of Intent (“LOIs”) with additional California water providers and agricultural entities reserving up to 20,000 acre-feet of water per year from the Water Project at $960/acre-foot (2014 dollars) delivered to the Colorado River Aqueduct.  The delivery of Project water to agricultural entities will be subject to an exchange with an eligible State Water Project contractor.  The terms of any exchange would be finalized prior to commencement of Project construction.

    We have executed LOIs, option agreements and purchase agreements that are in excess of Water Project capacity and are working collaboratively with the participating water providers to account for any oversubscription in the final definitive Purchase and Sale Agreements (“PSAs”). Final definitive PSAs would be entered into prior to completing construction finance arrangements.

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

    During the fourth quarter of 2014, the petitioners filed independent appeals of the six Judgments in the California Court of Appeals, Fourth District. Since that time, the appeals cases have been fully briefed, including the filing of 11 Amicus Curiae “Friend of the Court” briefs in support of the Project’s approvals.  Oral argument before the Appeals Court is scheduled for late March 2016.  See Item 3, “Legal Proceedings” for more information.

    Metropolitan Water District of Southern California Conveyance Terms

    In addition, prior to construction of the Project, the Metropolitan Water District of Southern California (“MWD”), which owns and controls the CRA, must take action as a responsible agency under CEQA regarding the terms and conditions of the Water Project’s use of the CRA to transport water to its participating agencies.  Water Project supplies entering the CRA will comply with Metropolitan’s published engineering, design and water quality standards and will be subject to all applicable fees and charges routinely established by Metropolitan for the conveyance of water within its service territory.

(4)	Construction and Working Capital

    As part of the Water Purchase and Sale Agreement with SMWD referred to in (2), above, SMWD further authorized to continue next steps with the Company, which includes final permitting, design and construction.

    As described above, construction of Phase I of the Water Project would primarily consist of well-field facilities at the Project site, a conveyance pipeline extending approximately 43 miles along the right-of-way described in (1), above, from the well-field to the CRA, and an energy source to pump water through the conveyance pipeline between the Project well-field and the CRA.  The construction of these facilities, which we expect would cost between $225 - $250 million, will require capital financing that we expect to be secured by the proceeds of our definitive Purchase and Sale Agreements described above and the new facility assets.  Of this amount, approximately $35 million would be necessary for construction of the well-field. The Company’s existing corporate term debt provides us the flexibility to incorporate Water Project construction financing up to $300 million within our current debt structure (see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”).

El Paso Natural Gas Pipeline

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

    In December 2012, we entered into a new agreement with EPNG dividing the 220-mile pipeline in Barstow, California, with the Company gaining ownership rights to the 96-mile eastern segment between Barstow and the Cadiz Valley and returning to EPNG rights to the 124-mile western segment for its own use.  The 96-mile eastern portion to Barstow was identified as the most critical segment of the line for accessing the nearest points on the California State Water Project infrastructure system.  The Barstow area serves as a hub for water delivered from northern and central California to communities in Southern California’s High Desert.

    In consideration of the new agreement, EPNG reduced the purchase price of the 96-mile eastern segment to $1 (one dollar), plus previous option payments totaling $1.07 million already made by the Company.  On April 11, 2014, the Company paid the remaining purchase price of $1 (one dollar) and secured ownership of the asset.  In addition, the agreement provided that if EPNG filed for regulatory approval of any use of the 124-mile western segment by December 2015, a further $10 million payment to the Company would be required, or alternatively, the Company would have a further three-year option to acquire the 124-mile western segment for $20 million.  The filing for regulatory approval was not made by December 2015, and accordingly, the Company now holds an option to acquire the 124-mile western segment for $20 million.  This option expires in December 2018.

    The 96-mile Cadiz Barstow pipeline and the further 124-mile optioned segment (together, the “Northern Pipeline Routes”) create significant opportunities for our water resource development efforts.  Once converted to water use, the Northern Pipeline Routes can be used to directly connect the Cadiz area to northern and central California water sources, serving a diverse group of urban and agricultural water users in need of supply and storage south of the Bay Delta region.

    If the Northern Pipeline Routes become operational, then the Water Project would link the two major water delivery systems in California providing flexible opportunities for both supply and storage.  If access to the 43-mile route within the railroad right-of-way is delayed by federal policy, then the Northern Pipeline Routes offer an alternative means to deliver Phase I supplies, either directly or via exchange, to existing and potential customers of Phase I of the Project.  The pipeline can also be used to offer groundwater storage south of the Bay Delta region, currently being contemplated as part of Phase II of the Water Project.

    The 96-mile pipeline segment was evaluated in the Water Project’s EIR during the CEQA process.  Any use of the pipeline would be conducted in conformity with the Project’s GMMMP and is subject to further CEQA evaluation (see “Water Resource Development” above) and potentially federal environmental permitting.

    The Northern Pipeline Routes also represent new opportunities for the Company independent of the Water Project to offer water transportation to locations along the pipeline route that are not presently interconnected by existing water infrastructure.  The entire 220-mile pipeline crosses California’s major water infrastructure as well as urban and agricultural centers and can be utilized to transport water between users who presently lack direct interconnections along the pipeline route. We are presently engaged in discussions with parties that may be interested in such transportation, not related to the Water Project.

Agricultural Development

    Within the Cadiz/Fenner Property, all of the existing 34,000 acres are currently zoned for agriculture.  Within this total, 9,600 acres are currently designated under a conditional use permit, of which the Company has developed a total of 1,900 acres of the property for agricultural operations.  During 2015, 160 of these acres consisted of vineyard that was farmed by the Company to produce dried-on-the-vine organic raisins.  Three hundred and forty of these acres were farmed to lemons under a 2013 lease agreement with Limoneira Company (“Limoneira”).  Under the amended lease agreements, Limoneira now has the right to plant up to an additional 1,140 acres of lemons over the next three years.  In consideration for the lease arrangement, Limoneira provides an annual base rent and will also provide a profit-sharing payment once its lemon orchards reach commercial production.  The remaining acres are currently fallow.  Additionally, there are housing and kitchen facilities that support up to 300 employees.  The underlying groundwater, fertile soil, and desert temperatures are well suited for a wide variety of fruits and vegetables.

    During 2015, we derived our agricultural revenues through direct farming and sale of our products into the market or through the lease of our agricultural properties to third parties for farming.  The entire organic raisin crop grown at the property was farmed by the Company and we incurred all of the costs required to produce and harvest the crop.  The harvested raisins were then sold in bulk to a raisin processing facility.

    In February 2016, we entered into a lease agreement with Fenner Valley Farms LLC (“FVF”), a subsidiary of Water Asset Management LLC, a related party, pursuant to which FVF will lease, for a 99-year term, 2,100 acres at the Cadiz/Fenner property to be used to plant, grow and harvest agricultural crops. As consideration for the lease, FVF paid the Company a one-time payment of $12,000,000 in February 2016 upon closing. The acreage presently being farmed by Limoneira and the Company, described above, is included within the leased acreage.  FVF also assumed the Limoneira lease as part of the transaction.

    Under the FVF Lease, FVF has the option to lease up to an additional 7,500 acres of the Cadiz/Fenner Property according to the following payment and schedule: an additional 2,093 acres for $12,000,000 if notice is provided by June 1, 2016; an additional 2,093 acres for $12,000,000 if notice is provided by September 1, 2016; and an additional 3,314 acres for $19,000,000 if notice is provided by December 22, 2016. If FVF elects to exercise these options, then a total of 9,600 acres will be leased for agricultural development.

    The agricultural expansion will allow us to immediately realize underlying value associated with our land and water assets while we continue to progress Water Project implementation.  Additional well-field will be necessary to be constructed byFVF to fully irrigate the agricultural property under the lease.  Any new well-field infrastructure will be compatible with the Water Project, once it is implemented.  Further, the FVF Lease also provides the Company a call feature, in the initial 20 years, to redirect the beneficial use of groundwater at the Property from agriculture to the Water Project and integrate the agricultural infrastructure into the Water Project facilities.

Additional Eastern Mojave Properties

    We also own approximately 11,000 acres outside of the Cadiz/Fenner Valley area in two locations within the Mojave Desert in eastern San Bernardino County.

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

    Additionally, we own acreage located near Danby Dry Lake in Ward Valley, approximately 30 miles southeast of our Cadiz/Fenner Valley properties.  The Danby Dry Lake property is located approximately 10 miles north of the CRA.  Initial hydrological studies indicate that the area has excellent potential for a water supply project. Certain of the properties in this area may also be suitable for agricultural development and/or preservation and conservation.

Land Conservation Bank

    Approximately 10,000 acres of our properties outside of the Cadiz/Fenner Valley area are located within terrain designated by the federal government as Critical Desert Tortoise Habitat and/or Desert Wilderness Areas and have limited development opportunities.  In February 2015, the California Department of Fish and Wildlife approved our establishment of the Fenner Valley Desert Tortoise Conservation Bank (“Fenner Bank”), a land conservation bank that makes available approximately 7,500 acres of our properties located within Critical Desert Tortoise Habitat for mitigation of impacts to tortoise and other sensitive species that would be caused by development in the Southern California desert.  Under its enabling documents, the Fenner Bank offers credits that can be acquired by entities that must mitigate or offset impacts linked to planned development.  For example, this bank can service the mitigation requirements of renewable energy, military, residential and commercial development mitigation requirements for projects being considered throughout the desert. Credits sold by the Fenner Bank will fund our permanent preservation of the land as well as research by outside entities, including San Diego Zoo Global, into desert tortoise health and species protection.

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

Results of Operations

(a)       Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

    We have not received significant revenues from our water resource and real estate development activity to date.  Our revenues have been limited to our agricultural operations.  As a result, we continue to incur a net loss from operations.  We had revenues of $304 thousand for the year ended December 31, 2015, and $336 thousand for the year ended December 31, 2014.  The net loss totaled $24.0 million for the year ended December 31, 2015, compared with a net loss of $18.9 million for the year ended December 31, 2014.

    Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e., general and administrative expense) and our interest expense.  We will continue to incur non-cash expense in connection with our management and director equity incentive plans.

Revenues.  Revenue totaled $304 thousand during the year ended December 31, 2015, compared to $336 thousand during the year ended December 31, 2014.

Cost of Sales.  Cost of sales totaled $334 thousand during the year ended December 31, 2015, compared with $357 thousand during the year ended December 31, 2014.

General and Administrative Expenses. General and administrative expenses during the year ended December 31, 2015, totaled $13.7 million compared with $10.1 million for the year ended December 31, 2014.  Non-cash compensation costs related to stock and option awards are included in general and administrative expenses.

    General and administrative expenses, exclusive of stock-based compensation costs, totaled $12.6 million in the year ended December 31, 2015, compared with $9.0 million for the year ended December 31, 2014.  The increase in general and administrative expense in 2015 was primarily due to higher litigation costs related to the Water Project due to the timing of the appellate litigation (see “Water Resource Development – (3) Environmental/Regulatory Permits” above) and costs related to pre-construction engineering activities in connection with the Water Project.

    Compensation costs from stock and option awards for the year ended December 31, 2015, totaled $1.1 million compared with $1.1 million for the year ended December 31, 2014.

Depreciation.  Depreciation expense totaled $270 thousand for the year ended December 31, 2015, and $254 thousand for the year ended December 31, 2014.

Interest Expense, net.  Net interest expense totaled $10.1 million during the year ended December 31, 2015, compared to $8.5 million during 2014.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Year Ended December 31,
	2015	2014

Interest on outstanding debt	$8,237	$7,659
Amortization of debt discount	1,635	633
Amortization of deferred loan costs	198	226

	$10,070	$8,518

    The interest on outstanding debt increased from $7.7 million to $8.2 million due to the compounded interest on the debt facilities resulting in a higher principal balance.  See Note 6 to the Consolidated Financial Statements, “Long-Term Debt”.

Prior Debt Refinancings.  In November 2015, we entered into an agreement with our senior lenders which granted us the right to extend the maturity date of an original $30 million first tranche of our secured senior debt from March 2016 to June 2017. We paid our senior lenders an amendment fee of $2.25 million in additional debt for this right to extend the maturity date, which was recorded as additional debt discount and is being amortized over the remaining term of the loan as additional interest expense.

    Also in November 2015, we entered into agreements with 94% of our convertible note holders to exchange their outstanding convertible notes, which were due in March 2018 (“2018 Convertible Notes”), for substantially similar convertible notes now due in March 2020 (“2020 Convertible Notes”).  In exchange for this maturity extension, the conversion rate on the 2020 Notes was reduced from $8.05 to $6.75 of accreted principal amount per share.  As a result, the change in fair value of the instrument’s conversion feature increased by $5.2 million.  This amount was recorded as additional debt discount with a corresponding amount recorded as additional paid-in capital.  Such debt discount is accreted to the redemption value of the instrument over the new term of the loan as additional interest expense.  Furthermore, approximately $400 thousand of remaining unamortized deferred financing costs associated with the 2018 Convertible Notes that were previously recorded is now being amortized over the new term of the 2020 Convertible Notes.

(b)       Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

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

Prior Debt Refinancings.  On March 5, 2013, we completed arrangements with our senior lenders to refinance our existing $66 million corporate term debt.  As a result, in 2013 we recorded a loss on extinguishment of debt in the amount of $1.06 million which consisted of the write-off of unamortized debt discount, unamortized debt issuance costs and fees paid to the lenders.  We incurred $1.2 million of legal expenses and agent fees related to the negotiation and documentation of the refinancing which was capitalized and is being amortized over the life of the term loan.  In October 2013, we entered into an agreement with our senior lender to increase our existing secured mortgage loan by $10 million.  In connection with this agreement, we issued 700,000 shares of Cadiz Inc. common stock to the senior lender subject to certain restrictions on resale.  The fair value of the shares of common stock issued totaled approximately $2.4 million, which was recorded as additional debt discount with a corresponding amount recorded as additional paid-in capital.  Such debt discount is accreted to the redemption value of the instrument over the remaining term of the loan as additional interest expense.  In addition, we incurred $110 thousand of lender fees which was recorded as additional debt discount and is being amortized over the remaining term of the loan.

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

    In March 2013, we refinanced our term debt, creating a $30 million senior term loan secured by the underlying assets of the Company (the “Senior Secured Debt”) that accrued interest at 8% per annum and required no principal or interest payments before original maturity in March 2016; and $53.5 million in unsecured convertible notes (the “2018 Convertible Notes”) that accrue interest at 7% per annum with no principal or interest payments required before maturity in March 2018.

    On October 30, 2013, we entered into an agreement (“Credit Agreement”) with our majority senior lender, MSD Credit Opportunity Master Fund, L.P. (“MSD Credit”), to increase our then existing $30 million senior secured mortgage loan by $10 million to fund additional working capital.  This $10 million tranche accrues interest at 8% per annum and requires no principal or interest payments prior to maturity on June 30, 2017.  The $10 million and the original $30 million are both secured by the underlying assets of the Company, including all landholdings and infrastructure.  In addition, as part of this transaction, we issued 700,000 shares of Cadiz Inc. common stock to MSD Credit subject to certain restrictions on resale.

    In November 2015, we entered into a First Amendment to the Credit Agreement (“First Amendment”) with our senior lenders which granted us the right to extend the maturity date of the first tranche of our Senior Secured Debt (“First Mortgage”) from March 2016 to June 2017, which is concurrent with the existing due date of the second tranche of our Senior Secured Debt.  In consideration of this right, we paid our senior lenders an amendment fee of $2.25 million in additional debt.

    On February 8, 2016, we entered into a Second Amendment to the Credit Agreement with our senior lenders to (i) provide for the application of $10.5 million of a $12 million payment pursuant to the Amended and Restated Fenner Valley Farm Lease (see “Agricultural Development” above) which satisfied the repayment condition of the First Amendment to extend the maturity date; (ii) to require Cadiz to pay 50% of all future quarterly interest payments in cash, rather than in accretion to principal, beginning with the quarterly interest payment due June 5, 2016; and (iii) to provide for certain related matters.  On February 25, 2016, we exercised our right to extend the maturity date of our First Mortgage and, at that time, incurred an additional extension fee of $2.25 million which is to be paid at the election of the lenders in either additional debt or Cadiz common stock to be issued at a predetermined price.  On March 4, 2016, we entered into a Third Amendment to the Credit Agreement which provides the lenders an additional 90 days to make their election to receive the extension fee in additional debt or Cadiz common stock in exchange for extending the due date of our Senior Secured Debt from June 30, 2017 to September 28, 2017.  Interest on the Senior Secured Debt will continue to accrue at 8% per annum.

    Also in November 2015, we entered into agreements with 94% of our convertible note holders to exchange their outstanding 2018 Convertible Notes due in March 2018 for substantially similar convertible notes due in March 2020 (“2020 Convertible Notes”), at a ratio of $1.00 in principal amount of new 2020 Convertible Notes for each $1.00 of accreted principal amount of existing 2018 Convertible Notes exchanged.  Holders of $49.025 million in aggregate original principal amount of the Company’s existing 2018 Convertible Notes agreed to exchange them for 2020 Convertible Notes.  In exchange for this maturity extension, the conversion rate on the 2020 Convertible Notes was reduced from $8.05 to $6.75 of accreted principal amount per share.  Interest on the 2020 Convertible Notes will continue to accrue at 7% per annum with no payment due until maturity.

    The Senior Secured Debt and the convertible notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit our ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on our ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the new loans were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At December 31, 2015, we were in compliance with our debt covenants.

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

    At December 31, 2015, we had no outstanding credit facilities other than the Senior Secured Debt and the convertible notes.

Cash Used for Operating Activities.  Cash used for operating activities totaled $12.6 million for the year ended December 31, 2015, $10.1 million for the year ended December 31, 2014, and $15.8 million for the year ended December 31, 2013.  The cash was primarily used to fund: (i) general and administrative expenses related to our water development efforts; (ii) litigation costs; and (iii) a $3.3 million cash payment in March 2013 related to the lease agreement with the Arizona & California Railroad Company to use a portion of the railroad’s right-of-way to construct and operate a water conveyance pipeline which is reflected in the increase in other assets in the consolidated statement of cash flows.

Cash Used For Investing Activities.  Cash used for investing activities in the year ended December 31, 2015, was $906 thousand, compared with $72 thousand for the year ended December 31, 2014, and $167 thousand for the year ended December 31, 2013.  The 2015 period primarily included additional investments in well-field and environmental work related to progressing the Water Project.

Cash Used for (Provided by) Financing Activities.  Cash used for financing activities totaled $42 thousand for the year ended December 31, 2015, compared with cash provided by financing activities of $14.5 million for the year ended December 31, 2014, and $26.1 million for the year ended December 31, 2013.  The 2014 results include $14.5 million of net proceeds from the issuance of shares under a shelf takedown offering.  The 2013 results include $27.4 million of proceeds from the issuance of long-term debt, offset by $1.2 million in financing costs related to debt refinancing.  See “Current Financing Arrangements” above.

(b)       Outlook

    Short-Term Outlook.  Our cash resources of $2.7 million as of December 31, 2015 do not provide us with sufficient funds to meet our expected working capital needs through the end of 2016.  We will require additional working capital to fund operations and also to make quarterly interest payments due under our Senior Secured Debt, and we expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities.  See “Long-Term Outlook” below.  No assurances can be given, however, as to the availability or terms of any new financing.

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

    We are evaluating the amount of cash needed, and the manner in which such cash will be raised, on an ongoing basis.  We plan to meet any future cash requirements through a variety of means, including equity or debt placements, through the sale or other disposition of assets or reductions in operating costs.  Equity placements may be made using our existing shelf registration.  Equity placements, if made, would be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon our existing stockholders.  While the Company expects to continue to raise working capital consistent with its past practices, there can be no assurance that the Company will be able to raise sufficient funds in the capital markets or through the sale or disposition of assets which raises substantial doubt about the Company’s ability to continue as a going concern.

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

    The Company uses a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any) for the Company.  The first step, which is performed at least annually, considers whether there are qualitative factors present such that it is more likely than not a goodwill impairment exists.  If based on qualitative factors it is more likely than not a goodwill impairment exists, the Company performs “Step 2” as described below.

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

    ASC 718 also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation as opposed to only recognizing forfeitures and the corresponding reduction in expense as they occur.  As of December 31, 2015, all options outstanding are fully vested; therefore, there is no potential impact of forfeitures.

(d)       New Accounting Pronouncements

    See Note 2 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies”.

(e)       Off Balance Sheet Arrangements

    The Company does not have any off balance sheet arrangements at this time.

(f)       Certain Known Contractual Obligations
	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
(in thousands)

Long-term debt obligations	$115,831	$39,959	$16,009	$59,863	$-

Interest payable	23,208	573	2,188	20,447	-

Operating leases	2,448	457	1,024	667	300

	$141,487	$40,989	$19,221	$80,977	$300
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

ITEM 7A.     Quantitative and Qualitative Disclosures about Market Risk

    As of December 31, 2015, all of our indebtedness bore interest at fixed rates; therefore, we are not exposed to market risk from changes in interest rates on long-term debt obligations.

ITEM 8.     Financial Statements and Supplementary Data

    The information required by this item is submitted in response to Part IV below. See the Index to Consolidated Financial Statements.

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable.

ITEM 9A.     Controls and Procedures

Disclosure Controls and Procedures

    We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to our Board of Directors.  Based on their evaluation as of December 31, 2015, our Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the criteria in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.  The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

ITEM 9B.     Other Information

    Not Applicable.

PART III

ITEM 10.     Directors, Executive Officers and Corporate Governance

    The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2015.

ITEM 11.     Executive Compensation

    The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2015.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2015.

ITEM 13.     Certain Relationships and Related Transactions, and Director Independence

    The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2015.

ITEM 14.     Principal Accounting Fees and Services

    The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2015.

PART IV

ITEM 15.     Exhibits, Financial Statement Schedules

1.	Financial Statements. See Index to Consolidated Financial Statements.

2.	Financial Statement Schedule. See Index to Consolidated Financial Statements.

3.	Exhibits.

The following exhibits are filed or incorporated by reference as part of this Form 10-K.

3.1	Cadiz Certificate of Incorporation, as amended (1)

3.2	Amendment to Cadiz Certificate of Incorporation dated November 8, 1996(2)

3.3	Amendment to Cadiz Certificate of Incorporation dated September 1, 1998(3)

3.4	Amendment to Cadiz Certificate of Incorporation dated December 15, 2003(4)

3.5	Certificate of Elimination of Series D Preferred Stock, Series E-1 Preferred Stock and Series E-2 Preferred Stock of Cadiz Inc. dated December 15, 2003(4)

3.6	Certificate of Elimination of Series A Junior Participating Preferred Stock of Cadiz Inc., dated March 25, 2004(4)

3.7	Amended and Restated Certificate of Designations of Series F Preferred Stock of Cadiz Inc. (5)

3.8	Cadiz Bylaws, as amended (6)

3.9	Second Amended and Restated Certificate of Designations of Series F Preferred Stock of Cadiz Inc. dated June 30, 2006, as corrected by Certificate of Correction dated March 14, 2007(8)

3.10	Certificate of Elimination of Series F Preferred Stock of Cadiz Inc. (as filed August 3, 2007) (9)

4.1	Form of Senior Indenture, between Cadiz Inc. and The Bank of New York Mellon Trust Company, N.A. (27)

4.2	Form of Subordinated Indenture, between Cadiz Inc. and The Bank of New York Mellon Trust Company, N.A. (27)

4.3	First Supplemental Indenture, dated as of October 30, 2013 between Cadiz Inc. and the Bank of New York Mellon Trust Company, N.A. (28)

4.4	Second Supplemental Indenture, dated as of November 23, 2015 between Cadiz Inc. and U.S. Bank National Associations (34)

4.5	Indenture, dated as of December 10, 2015 between Cadiz Inc. and U.S. Bank National Association (35)

10.1	Limited Liability Company Agreement of Cadiz Real Estate LLC dated December 11, 2003(4)

10.2	Amendment No. 1, dated October 29, 2004, to Limited Liability Company Agreement of Cadiz Real Estate LLC (7)

10.3	Amendment No. 2 dated March 5, 2013, to Limited Liability Company Agreement of Cadiz Real Estate LLC (25)

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

10.21	Second Amended Option Agreement with El Paso Natural Gas Company dated December 7, 2012(24)

10.22	Revised Terms of Engagement with Brownstein Hyatt Farber and Schreck dated January 9, 2013(25)

10.23	Letter agreement with Scott Slater dated January 10, 2013(25)

10.24	Indenture among Cadiz Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of March 5, 2013(25)

10.25	Private Placement Purchase Agreement among Cadiz Inc. and Purchasers (as defined therein) dated as of March 4, 2013(25)

10.26	Exchange Agreement among Cadiz Inc. and Holders (as defined therein) dated March 4, 2013(25)

10.27	Lease Agreement, dated as of July 1, 2013, by and between Cadiz Inc. and Limoneira Company (26)

10.28	Amended and Restated Lease Agreement, dated February 3, 2015, by and between Cadiz Inc. and Limoneira Company (33)

10.29
Amended and Restated Credit Agreement, dated as of October 30, 2013, by and among Cadiz Inc. and Cadiz Real Estate LLC, as the borrowers, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent(28)

10.30
First Amendment to Amended and Restated Credit Agreement, dated as of November 23, 2015, by and among Cadiz Inc. and Cadiz Real Estate LLC, as the borrowers, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent (34)

10.31
Second Amendment to Amended and Restated Credit Agreement, dated as of February 8, 2016, by and among Cadiz Inc. and Cadiz Real Estate LLC, as the borrowers, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent (35)

10.32
Third Amendment to Amended and Restated Credit Agreement, dated as of March 4, 2016, by and among Cadiz Inc. and Cadiz Real Estate LLC, as the borrowers, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent (38)

10.33	Form of Note Exchange Agreement, by and between Cadiz Inc. and the convertible note holder party thereto (34)

10.33	Track Utilization Agreement dated September 16, 2013, between Arizona & California Railroad Company and Cadiz Real Estate LLC (29)

10.34	Amended and Restated Employment Agreement between Keith Brackpool and Cadiz Inc. dated June 13, 2014(30)

10.35	Amended and Restated Employment Agreement between Timothy J. Shaheen and Cadiz Inc. dated June 13, 2014(30)

10.36	Form of Securities Purchase Agreement, dated as of November 7, 2014, by and between Cadiz Inc. and the purchaser party thereto(31)

10.37	Form of Water Purchase and Sale Agreement, dated as of December 29, 2014, by and between Cadiz Inc. and San Luis Water District(32)

10.38	Lease Agreement, dated as of December 23, 2015, by and among Cadiz Real Estate LLC, Cadiz Inc. and Water Asset Management LLC (36)

10.39	Amended and Restated Lease Agreement, dated as of February 8, 2016, by and among Cadiz Real Estate LLC, Cadiz Inc. and Fenner Valley Farm, LLC (37)

10.40	Waiver Agreement under Amended and Restated Credit Agreement, dated as of March 9, 2016, by and among Cadiz Inc., Cadiz Real Estate LLC and the Required Lenders

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Scott Slater, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Scott Slater, Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________________________________________________________________

(1)	Previously filed as an Exhibit to our Registration Statement on Form S-1 (Registration No. 33-75642) declared effective May 16, 1994 filed on February 23, 1994
(2)	Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended September 30, 1996 filed on November 14, 1996
(3)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 filed on November 13, 1998
(4)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003 filed on November 2, 2004
(5)	Previously filed as an Exhibit to our Current Report on Form 8-K dated November 30, 2004 filed on December 2, 2004
(6)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed on August 13, 1999
(7)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed on March 31, 2005
(8)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 16, 2007
(9)	Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 6, 2007
(10)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 14, 2008
(11)	Previously filed as an Exhibit to our Report on Form 10-Q for the quarter ended September 30, 2008 on November 10, 2008
(12)	Previously filed as Appendix A to our definitive proxy dated November 3, 2009, and filed on November 5, 2009
(13)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 15, 2010
(14)	Previously filed as an Exhibit to our Current Report on Form 8-K dated June 23, 2010 and filed on June 24, 2010
(15)	Previously filed as an Exhibit to our Current Report on Form 8-K dated June 25, 2010 and filed on June 30, 2010

(16)	Previously filed as an Exhibit to our Current Report on Form 8-K dated October 4, 2010 and filed on October 7, 2010
(17)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 16, 2011
(18)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 9, 2011
(19)	Previously filed as an Exhibit to our Current Report on Form 8-K dated December 1, 2011, and filed on December 7, 2011
(20)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on March 15, 2012
(21)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 9, 2012
(22)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012
(23)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 8, 2012
(24)	Previously filed as an Exhibit to our Current Report on Form 8-K dated December 7, 2012, and filed on December 12, 2012
(25)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 15, 2013
(26)	Previously filed as an Exhibit to our Current Report on Form 8-K dated July 1, 2013 and filed on July 2, 2013
(27)	Previously filed as an Exhibit to our registration statement on Form S-3 (Registration No. 333-190288) filed on July 31, 2013
(28)	Previously filed as an Exhibit to our Current Report on Form 8-K dated October 30, 2013 and filed on October 31, 2013
(29)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 8, 2013
(30)	Previously filed as an Exhibit to our Current Report on Form 8-K dated June 10, 2014 and filed on June 13, 2014
(31)	Previously filed as an Exhibit to our Current Report on Form 8-K dated November 7, 2014 and filed on November 10, 2014
(32)	Previously filed as an Exhibit to our Current Report on Form 8-K dated December 19, 2014 and filed on December 22, 2014
(33)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on March 9, 2015
(34)	Previously filed as an Exhibit to our Current Report on Form 8-K dated November 23, 2015 and filed on November 30, 2015
(35)	Previously filed as an Exhibit to our Current Report on Form 8-K dated December 10, 2015 and filed on December 16, 2015
(36)	Previously filed as an Exhibit to our Current Report on Form 8-K dated December 23, 2015 and filed on December 30, 2015
(37)	Previously filed as an Exhibit to our Current Report on Form 8-K dated February 8, 2016 and filed on February 12, 2016
(38)	Previously filed as an Exhibit to our Current Report on Form 8-K dated March 4, 2016 and filed on March 10, 2016

CADIZ INC. CONSOLIDATED FINANCIAL STATEMENTS

(Schedules other than those listed above have been omitted since they are either not required, inapplicable, or the required information is included on the financial statements or notes thereto.)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cadiz Inc.:

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cadiz Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
March 14, 2016

Cadiz Inc.

Consolidated Statements of Operations And Comprehensive Loss
	Year Ended December 31,
(In thousands, except per share data)	2015	2014	2013

Total revenues	$304	$336	$301

Costs and expenses:
Cost of sales (exclusive of depreciation shown below)	334	357	555
General and administrative	13,709	10,084	13,464
Depreciation	270	254	254

Total costs and expenses	14,313	10,695	14,273

Operating loss	(14,009)	(10,359)	(13,972)

Interest expense, net	(10,070)	(8,518)	(7,644)
Loss on extinguishment of debt and debt refinancing	-	-	(1,055)
Other income, net	70	-	-

Loss before income taxes	(24,009)	(18,877)	(22,671)

Income tax (benefit) expense	4	4	6

Net loss and comprehensive loss	$(24,013)	$(18,881)	$(22,677)

Basic and diluted net loss per share	$(1.35)	$(1.15)	$(1.46)

Weighted-average shares outstanding	17,782	16,370	15,570

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Balance Sheets
	December 31,
($ in thousands, except per share data)	2015	2014

ASSETS

Current assets:
Cash and cash equivalents	$2,690	$16,206
Accounts receivable	187	239
Prepaid expenses and other	309	346
Total current assets	3,186	16,791

Property, plant, equipment and water programs, net	44,474	43,640
Goodwill	3,813	3,813
Debt issuance costs	626	837
Other assets	3,317	3,131

Total assets	$55,416	$68,212

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$309	$302
Accrued liabilities	1,665	1,580
Current portion of long term debt	49	11

Total current liabilities	2,023	1,893

Long-term debt	108,218	104,384
Deferred revenue	750	750
Other long-term liabilities	923	923

Total liabilities	111,914	107,950

Commitments and contingencies (Note 12)

Stockholders' deficit:
Common stock - $0.01 par value; 70,000,000 shares authorized; shares issued and outstanding: 17,876,016 at December 31, 2015, and 17,681,274 at December 31, 2014	179	177

Additional paid-in capital	326,855	319,604
Accumulated deficit	(383,532)	(359,519)
Total stockholders' deficit	(56,498)	(39,738)

Total liabilities and stockholders' deficit	$55,416	$68,212

  See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2015	2014	2013

Cash flows from operating activities:
Net loss	$(24,013)	$(18,881)	$(22,677)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation	270	254	254
Amortization of deferred loan costs	198	226	223
Amortization of debt discount	1,635	633	1,352
Interest expense added to loan principal	8,237	7,659	6,069
Loss on early extinguishment of debt and debt refinancing	-	-	835
Compensation charge for stock awards and share options	1,116	1,077	516
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	52	52	(31)
Decrease in prepaid expenses and other	37	4	54
Increase in other assets	(186)	(186)	(2,744)
Increase (decrease) in accounts payable	9	(533)	43
Increase (decrease) in accrued liabilities	77	(426)	339

Net cash used for operating activities	(12,568)	(10,121)	(15,767)

Cash flows from investing activities:
Additions to property, plant and equipment	(906)	(72)	(167)

Net cash used for investing activities	(906)	(72)	(167)

Cash flows from financing activities:
Net proceeds from issuance of common stock	-	14,523	-
Net proceeds from issuance of long-term debt	-	-	27,390
Debt issuance costs	-	-	(1,243)
Principal payments on long-term debt	(42)	(11)	(11)

Net cash (used for) provided by financing activities	(42)	14,512	26,136

Net (decrease) increase in cash and cash equivalents	(13,516)	4,319	10,202

Cash and cash equivalents, beginning of period	16,206	11,887	1,685

Cash and cash equivalents, end of period	$2,690	$16,206	$11,887

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Stockholders’ Deficit

			Additional		Total
($ in thousands)	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2012	15,438,961	$154	$301,039	$(317,961)	$(16,768)

Issuance of shares pursuant to stock awards	13,795	-	-	-	-
Issuance of stock to lenders	700,000	7	2,428	-	2,435
Stock compensation expense	-	-	512	-	512
Net Loss	-	-	-	(22,677)	(22,677)
Balance as of December 31, 2013	16,152,756	161	303,979	(340,638)	(36,498)

Issuance of shares pursuant to stock awards	29,327	-	-	-	-
Issuance of shares pursuant to shelf takedown	1,435,713	14	14,443	-	14,457
Issuance of shares pursuant to warrant exercise	24,441	-	-	-	-
Issuance of stock pursuant to bond conversion	39,037	1	310	-	311
Stock compensation expense	-	1	872	-	873
Net Loss	-	-	-	(18,881)	(18,881)
Balance as of December 31, 2014	17,681,274	177	319,604	(359,519)	(39,738)

Issuance of shares pursuant to stock award	68,109	-	-	-	-
Issuance of stock purusant to bond conversion	126,633	1	1,005		1,006
Convertible term loan conversion option	-	-	5,139	-	5,139
Stock Compensation expense	-	1	1,107	-	1,108
Net Loss	-	-	-	(24,013)	(24,013)
Balance as of December 31, 2015	17,876,016	$179	$326,855	$(383,532)	$(56,498)

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Notes To The Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

    Cadiz Inc. (“Cadiz” or “the Company”) is a land and water resource development company with 45,000 acres of land in three areas of eastern San Bernardino County, California.  Virtually all of this land is underlain by high-quality, naturally recharging groundwater resources, and is situated in proximity to the Colorado River and the Colorado River Aqueduct (“CRA”), a major source of imported water for Southern California.  The Company’s properties are suitable for various uses, including large-scale agricultural development, groundwater storage and water supply projects. The Company’s main objective is to realize the highest and best use of its land and water resources in an environmentally responsible way.

    The Company has been primarily focused on the development of the Cadiz Valley Water Conservation, Recovery and Storage Project (“Water Project” or “Project”), which will capture and conserve millions of acre-feet of native groundwater currently being lost to evaporation from the aquifer system beneath the Company’s 34,000-acre property in the Cadiz and Fenner valleys of eastern San Bernardino County (the “Cadiz/Fenner Property”), and deliver it to water providers throughout Southern California.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The Consolidated Financial Statements of the Company have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    The Company incurred losses of $24.0 million, $18.9 million and $22.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.  The Company had working capital of $1.2 million at December 31, 2015, and used cash in operations of $12.6 million for the year ended December 31, 2015.  Cash requirements during the year ended December 31, 2015, primarily reflect certain administrative and litigation costs related to the Company’s water project development efforts.  Currently, the Company’s sole focus is the development of its land and water assets.

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

    The Company’s existing cash resources do not provide it with sufficient funds to meet its expected working capital needs through the end of 2016 and the Company will require additional working capital during 2016.  The Company plans to meet future cash requirements through a variety of means, including equity or debt placements, through the sale or other disposition of assets or reductions in operating costs.  Equity placements may be made using our existing shelf registration.  Equity placements, if made, would be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon the Company’s existing stockholders.  While the Company expects to continue to raise working capital consistent with its past practices, there can be no assurance that the Company will be able to raise sufficient funds in the capital markets or through the sale or disposition of assets which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Stock-Based Compensation

    General and administrative expenses include $1.1 million, $1.1 million and $0.5 million of stock-based compensation expenses in the years ended December 31, 2015, 2014 and 2013, respectively.

    The Company applies the Black-Scholes valuation model in determining the fair value of options granted to employees and consultants.  For employees, the fair value is then charged to expense on the straight-line basis over the requisite service period.  For consultants, the fair value is remeasured at each reporting period and recorded as a liability until the award is settled.

    ASC 718 also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation as opposed to only recognizing forfeitures and the corresponding reduction in expense as they occur.  As of December 31, 2015, all options outstanding are fully vested; therefore, there is no potential impact of forfeitures. The Company is in a tax loss carryforward position and is not expected to realize a benefit from any additional compensation expense recognized under ASC 718.  See Note 7, “Income Taxes".

Net Loss Per Common Share

    Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding.  Options, deferred stock units, warrants, and the zero coupon term loan convertible into or exercisable for certain shares of the Company’s common stock were not considered in the computation of net loss per share because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 8,453,000 shares, 8,237,000 shares and 7,012,000 shares for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Amounts
(in thousands)

Balance at December 31, 2013	$3,813
Adjustments	-

Balance at December 31, 2014	3,813
Adjustments	-

Balance at December 31, 2015	$3,813

    Deferred loan costs represent costs incurred to obtain debt financing.  Such costs are amortized over the life of the related loan using the interest method.  At December 31, 2015, the deferred loan fees relate to the corporate term loan, as described in Note 6, “Long-Term Debt”.

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

    The Company uses a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any) for the Company.  The first step, which is performed at least annually, considers whether there are qualitative factors present such that it is more likely than not a goodwill impairment exists.  If based on qualitative factors it is more likely than not a goodwill impairment exists, the Company performs “Step 2” as described below.

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

Supplemental Cash Flow Information

    The Company is required to pay 50% of all future quarterly interest payments in cash on the corporate secured debt, rather than in accretion to principal, beginning with the quarterly interest payment due June 5, 2016.  No other payments are due on the corporate secured debt or convertible notes prior to their maturities.

    During the year ended December 31, 2015, approximately $1.0 million in convertible notes were converted by certain of the Company’s lenders.  As a result, 126,633 shares of common stock were issued to the lenders.

    Cash payments for income taxes were $4,000, $4,000 and $5,700 in the years ended December 31, 2015, 2014, and 2013, respectively.

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

    In August 2014, the FASB issued an accounting standards update requiring an entity’s management to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).  The Company is currently evaluating this new guidance which is effective for the first annual period ending after December 15, 2016, and for all annual and interim periods thereafter, and believes this guidance will have an impact as there is currently substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

    Property, plant, equipment and water programs consist of the following (dollars in thousands):

	December 31,
	2015	2014

Land and land improvements	$24,781	$24,202
Water programs	21,324	21,324
Buildings	1,572	1,200
Leasehold improvements	570	570
Furniture and fixtures	461	458
Machinery and equipment	1,313	1,176
Construction in progress	112	99
	50,133	49,029
Less accumulated depreciation	(5,659)	(5,389)

	$44,474	$43,640

NOTE 4 – OTHER ASSETS

    Other assets consist of the following (dollars in thousands):

	December 31,
	2015	2014

Prepaid rent	$3,184	$2,998
Security deposits	133	133
	$3,317	$3,131

    Prepaid rent primarily consists of fees incurred to obtain the right-of-way for the Water Project.  Amortization of prepaid rent was approximately $115,000, $115,000 and $373,000 in 2015, 2014 and 2013, respectively.

NOTE 5 – ACCRUED LIABILITIES

    At December 31, 2015 and 2014, accrued liabilities consist of the following (dollars in thousands):

	December 31,
	2015	2014

Payroll, bonus, and benefits	$19	$54
Legal and consulting	1,092	902
Stock-based compensation	283	275
Other accrued expenses	271	349
	$1,665	$1,580

NOTE 6 – LONG-TERM DEBT

    At December 31, 2015 and 2014, the carrying amount of the Company’s outstanding debt is summarized as follows (dollars in thousands):

	December 31,
	2015	2014

Senior secured debt due March 5, 2016 (1)
Interest accrues at 8% per annum	$39,910	$34,735

Senior secured debt due June 30, 2017 (1)
Interest accrues at 8% per annum	11,905	10,986

Convertible note instrument due March 5, 2018
Interest accrues at 7% per annum	4,018	60,455

Convertible note instrument due March 5, 2020
Interest accrues at 7% per annum	59,804	-

Other loans	193	28

Debt discount, net of accumulated accretion	(7,564)	(1,809)
	108,266	104,395

Less current portion	48	11

	$108,218	$104,384

(1) As further discussed below, the Company extended the due date related to its senior secured debt from March 5, 2016 to September 28, 2017

    The carrying value of the Company’s debt, before discount, approximates fair value.  The fair value of the Company’s debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders.

    Pursuant to the Company’s loan agreements, annual maturities of long-term debt outstanding on December 31, 2015, are as follows:

Year Ending December 31	($ in thousands)

2016	$39,959
2017	11,950
2018	4,059
2019	43
2020	59,819
$115,830

    In November 2015, the Company entered into a First Amendment to the Credit Agreement (“First Amendment”) with its senior lenders which granted it the right to extend the maturity date of the first tranche of its Senior Secured Debt (“First Mortgage”) from March 2016 to June 2017, which is concurrent with the existing due date of the second tranche of the Senior Secured Debt.  In consideration of this right, the Company paid its senior lenders an amendment fee of $2.25 million in additional debt.

    On February 8, 2016, the Company entered into a Second Amendment to the Credit Agreement with its senior lenders to (i) provide for the application of $10.5 million of a $12 million payment pursuant to the Amended and Restated Fenner Valley Farm Lease which satisfied the repayment condition of the First Amendment to extend the maturity date; (ii) to require Cadiz to pay 50% of all future quarterly interest payments in cash, rather than in accretion to principal, beginning with the quarterly interest payment due June 5, 2016; and (iii) to provide for certain related matters.  On February 25, 2016, the Company exercised its right to extend the maturity date of its First Mortgage and, at that time, incurred an additional extension fee of $2.25 million which is to be paid at the election of the lenders in either additional debt or Cadiz common stock at a predetermined price.  On March 4, 2016, the Company entered into a Third Amendment to the Credit Agreement which provides the lenders an additional 90 days to make the election to receive the extension fee in additional debt or Cadiz common stock in exchange for extending the due date of its Senior Secured Debt from June 30, 2017 to September 28, 2017.  Interest on the Senior Secured Debt will continue to accrue at 8%.

    Also in November 2015, the Company entered into agreements with 94% of its convertible note holders to exchange their outstanding convertible notes, which were due in March 2018 (“2018 Convertible Notes”), for substantially similar convertible notes now due in March 2020 (“2020 Convertible Notes”).  In exchange for this maturity extension, the conversion rate on the 2020 Convertible Notes was reduced from $8.05 to $6.75 of accreted principal amount per share.  As a result, the change in fair value of the instrument’s conversion feature increased by $5.2 million.  This amount was recorded as additional debt discount with a corresponding amount recorded as additional paid-in capital.  Such debt discount is accreted to the redemption value of the instrument over the new term of the loan as additional interest expense.  Furthermore, approximately $400 thousand of remaining unamortized deferred financing costs associated with the 2018 Convertible Notes that were previously recorded is now being amortized over the new term of the 2020 Convertible Notes.

    In 2015, approximately $1.0 million in 2018 Convertible Notes were converted by certain of the Company’s lenders.  As a result, 126,633 shares of common stock were issued to the lenders.

    Both the Senior Secured Debt and the convertible notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company’s ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on the Company’s ability to issue additional common stock to fund future working capital needs.  The debt covenants were negotiated by the parties with a view towards the Company’s operating and financial condition as it existed at the time the agreements were executed.  At December 31, 2015, the Company was in compliance with its debt covenants.

NOTE 7 – INCOME TAXES

    Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available carryforwards.  Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows (dollars in thousands):

	December 31,
	2015	2014

Deferred tax assets:
Net operating losses	$71,215	$62,719
Fixed asset basis difference	6,457	6,518
Contributions carryover	5	2
Deferred compensation	2,513	2,659
Accrued liabilities	315	41

Total deferred tax assets	80,505	71,939

Valuation allowance for deferred tax assets	(80,505)	(71,939)

Net deferred tax asset	$-	$-

    The valuation allowance increased $8,566,000 and $6,667,000 in 2015 and 2014, respectively.  The change in deferred tax assets resulted from current year net operating losses and changes to future tax deductions resulting from terms of stock compensation plans, fixed assets, and accrued liabilities.

    As of December 31, 2015, the Company had net operating loss (NOL) carryforwards of approximately $241.9 million for federal income tax purposes and $149.0 million for California income tax purposes.  Such carryforwards expire in varying amounts through the year 2035.  Use of the carryforward amounts is subject to an annual limitation as a result of a previous ownership change.

    As of December 31, 2015, the Company possessed unrecognized tax benefits totaling approximately $2.8 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.

    The Company's tax years 2012 through 2015 remain subject to examination by the Internal Revenue Service, and tax years 2011 through 2015 remain subject to examination by California tax jurisdictions.  In addition, the Company's loss carryforward amounts are generally subject to examination and adjustment for a period of three years for federal tax purposes and four years for California purposes, beginning when such carryovers are utilized to reduce taxes in a future tax year.

    A reconciliation of the income tax benefit to the statutory federal income tax rate is as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013

Expected federal income tax benefit at 34%	$(8,163)	$(6,418)	$(7,698)
Loss with no tax benefit provided	7,389	5,766	7,108
State income tax	4	4	6
Non-deductible expenses and other	774	652	590

Income tax expense	$4	$4	$6

    Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against these assets.  Accordingly, no deferred tax asset has been recorded in the accompanying consolidated balance sheets.

NOTE 8 – EMPLOYEE BENEFIT PLANS

    The Company has a 401(k) Plan for its salaried employees.  The Company matches 100% of the first three percent of annual base salary and 50% of the next two percent of annual base salary contributed by an employee to the plan.  The Company contributed approximately $35,000, $42,000 and $54,000 to the plans in 2015, 2014 and 2013, respectively.

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

2009 Equity Incentive Plan

    The 2009 Equity Incentive Plan was approved by stockholders at the 2009 Annual Meeting.  The plan provides for the grant and issuance of up to 850,000 shares and options to the Company’s employees and consultants.  The plan became effective when the Company filed a registration statement on Form S-8 on December 18, 2009.  All options issued under the 2009 Equity Incentive Plan have a ten-year term with vesting periods ranging from issuance date to 24 months.  Under the plan, a total of 537,500 common stock purchase options have been issued.  In May 2014, unexercised option to purchase 20,000 shares were forfeited.  As of December 31, 2015, 507,500 common stock options remain outstanding under this plan.

2014 Equity Incentive Plan

    The 2014 Equity Incentive Plan was approved by stockholders at the June 10, 2014 Annual Meeting.  The plan provides for the grant and issuance of up to 675,000 shares and options to the Company’s employees, directors and consultants.  Upon approval of the 2014 Equity Incentive Plan, all shares of common stock that remained available for award under the 2009 Equity Incentive Plan were cancelled.  Following registration of the 2014 Plan on Form S-8, the Company entered into revised employment agreements with certain senior management that provide for the issuance of up to 162,500 Restricted Stock Units (“RSU’s”) during the period July 1, 2014 through December 31, 2016 and the issuance of up to 200,000 RSU’s in connection with obtaining construction financing for the Water Project.  Of the 162,500 restricted stock units granted on July 1 pursuant to these employment agreements, 97,500 shares are vested as of December 31, 2015.

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

    All options that have been issued under the above plans have been issued to officers, employees and consultants of the Company.  In total, options to purchase 507,500 shares were unexercised and outstanding on December 31, 2015, under the two equity incentive plans.

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

    The Company recognized no stock-option-related compensation costs for the years ended December 31, 2014 and 2015, and $43,000 in the year ended December 31, 2013 relating to these options.  No stock options were exercised during 2015.

    A summary of option activity under the plans as of December 31, 2015, and changes during the year ended are presented below:

		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000’s)

Outstanding January 1, 2015	822,500	$11.82	3.4	$7,181

Granted	-	$-	-	$-

Exercised	-	$-	-	$-

Forfeited or expired	(315,000)	$12.09	-	$3,247

Outstanding at December 31, 2015	507,500	$11.66	4.3	$3,934

Exercisable at December 31, 2015	507,500	$11.66	4.3	$3,934

    No options were granted in 2015, 2014 and 2013.  The following table summarizes stock option activity for the periods noted:

		Weighted-
		Average
	Amount	Exercise Price

Outstanding at January 1, 2013	862,500	$11.92
Granted	-	$-
Expired or canceled	(20,000)	$15.25
Exercised	-	$-

Outstanding at December 31, 2013	842,500	$11.84
Granted	-	$-
Expired or canceled	(20,000)	$12.60
Exercised	-	$-

Outstanding at December 31, 2014	822,500	$11.82
Granted	-	$-
Expired or canceled	(315,000)	$$ 12.09
Exercised	-	$$ -

Outstanding at December 31, 2015	507,500 (a)	$11.66

Options exercisable at December 31, 2015	507,500	$11.66

Weighted-average years of remaining contractual life of options outstanding at December 31, 2015	4.3

(a)	Exercise prices vary from $9.88 to $12.51, and expiration dates vary from January 2020 to December 2021.

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

    Under the 2014 Equity Incentive Plan, 132,303 shares have been awarded to the Company’s directors, consultants and employees.  Of the 132,303 shares awarded, 11,850 shares were awarded for service during the plan year ended June 30, 2015, became effective on that date and vested on January 31, 2016.

    The accompanying consolidated statements of operations and comprehensive loss include approximately $1,116,000, $1,077,000 and $100,000 of stock-based compensation expense related to stock awards in the years ended December 31, 2015, 2014 and 2013, respectively.

    A summary of stock awards activity under the plans during the years ended December 31, 2015 and 2014 is presented below:

		Weighted-
		Average
		Grant-date
	Shares	Fair Value

Nonvested at December 31, 2013	19,483	$4.60
Granted	206,858	$8.69
Forfeited or canceled	-	$-
Vested	(81,827)	$8.07

Nonvested at December 31, 2014	144,514	$8.50
Granted	87,945	$6.37
Forfeited or canceled	-	$-
Vested	(155,609)	$7.27

Nonvested at December 31, 2015	76,850	$8.54

NOTE 11 – SEGMENT INFORMATION

    The primary business of the Company is to acquire and develop land and water resources.  As a result, the Company’s financial results are reported in a single segment.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

    The Company leases equipment and office facilities under operating leases that expire through January 2019.  Aggregate rental expense under all operating leases was approximately $207,000, $202,000 and $219,000 in the years ended December 31, 2015, 2014 and 2013, respectively.  At December 31, 2015, the future minimum rental commitments under existing non-cancelable operating leases totaled $648,000 due during the year ending December 31, 2019.

    In the normal course of its agricultural operations, the Company handles, stores, transports and dispenses products identified as hazardous materials.  Regulatory agencies periodically conduct inspections and, currently, there are no pending claims with respect to hazardous materials.

    The Company entered into a Services and Exclusivity Agreement with Layne Christensen Company (“Layne”) on November 2009.  The agreement provides that the Company will contract exclusively with Layne for certain water related services, including drilling of boreholes, drilling of monitoring wells, completion of test wells, completion of production wells, and completion of aquifer, storage and recovery wells.  In exchange for the Services and Exclusivity Agreement, Layne has agreed to forego $923,000 for work performed.  This amount continues to be recorded as an other long-term liability as of December 31, 2015, and will be credited toward future work performed during the construction phase of the Water Project.

    Pursuant to cost-sharing agreements that have been entered into by participants in the Company’s Water Project, $750,000 in funds has offset costs incurred in the environmental analysis of the Water Project.  These funds may either be reimbursed or credited to participants participation in the Water Project and, accordingly, are fully reflected as deferred revenue as of December 31, 2015.

    In California, third parties have the ability to challenge California Environmental Quality Act approvals in State Court, and, in 2012, the Company was named as a real-party-in-interest in nine lawsuits challenging the various Water Project approvals granted by the Santa Margarita Water District (“SMWD”) and San Bernardino County (the “County”).  In 2013, three cases were dismissed or otherwise settled.  Trial in the six remaining cases, which were brought by two petitioners, began in December 2013 and concluded in February 2014.  In September 2014, the Orange County Superior Court (the “Court”) issued final signed judgments (“Judgments”) formally denying all claims brought in the six lawsuits.  The Judgments upheld the environmental review and approvals of the Water Project and also awarded costs to SMWD, the County, Cadiz and Fenner Valley Mutual Water Company as the prevailing parties in the cases. The Judgments served as the Court’s final actions in the six cases.

    During the fourth quarter of 2014, the petitioners filed independent appeals of the six Judgments in the California Court of Appeals, Fourth District. Since that time, the appeals cases have been fully briefed, including the filing of 11 Amicus Curiae “Friend of the Court” briefs in support of the Project’s approvals by a broad cross section of government, business and public interest groups.  Oral argument in these outstanding cases has been scheduled by the Appeals Court for late March 2016.  The Company cannot predict with certainty the outcome of any of the proceedings.  The appeals process is not projected to have any impact on the Company’s ongoing implementation and pre-construction activities for the Water Project.

    On April 24, 2015, a putative class action lawsuit, entitled Van Wingerden v. Cadiz Inc., et al., No. 2:15-cv-03080-JAK-JEM, was filed against Cadiz and certain of its directors and officers (“Defendants”) in the United States District Court for the Central District of California purporting to assert claims for violation of §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint, which purports to be brought on behalf of all Cadiz shareholders, alleges that the Defendants have made false and misleading statements regarding the Company’s business and prospectus.  The complaint seeks unspecified monetary damages and other relief.  The Company believes that the purported class action lawsuit is without merit and will vigorously defend the action.  On December 2, 2015, Defendants filed a Motion to Dismiss the lawsuit and a hearing on the motion was held in late February 2016.  The Judge has not yet issued a ruling and the Company cannot predict with certainty the outcome of this proceeding.

    On February 6, 2016, a shareholder derivative lawsuit, entitled Herman Boschken v. Keith Brackpool et. al., was filed against certain Cadiz directors and officers (“Derivative Defendants”) in State of California County of Los Angeles Superior Court purporting to assert claims for breach of fiduciary duty, corporate waste, gross mismanagement, and unjust enrichment.  The Complaint, which purports to be brought on behalf of all Cadiz shareholders, alleges that the Derivative Defendants made false and misleading statements regarding the Company’s business and prospects.  This complaint was filed in the wake of Van Wingerden v. Cadiz, Case No. 2:15-cv-03080-JAK-JEM (C.D.C.A. Apr. 24, 2015), described above, and mirrors many of its factual allegations.  Among other things, the Complaint seeks unspecified monetary damages and certain changes to corporate governance policies.  The Company believes that the lawsuit is without merit and will vigorously defend the action. No case related activity has yet occurred before the Court.

    While the Company believes that the purported class action lawsuit and the shareholder derivative lawsuit are without merit, pursuant to applicable accounting requirements, the Company will evaluate these matters on an ongoing basis and record accruals for contingencies if the Company concludes that it is probable that a loss will be incurred and the amount of the loss can be reasonably estimated.  In many situations, including the purported class action, in which such matters are being contested, the outcome is not predictable and any potential loss is not estimable.

    There are no other material legal proceedings pending to which the Company is a party or of which any of the Company’s property is the subject.

NOTE 13 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands, except per share data)
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015

Revenues	$18	$38	$227	$21
Gross profit (loss)	18	38	(64)	(22)
Operating loss	(2,718)	(3,751)	(3,651)	(3,889)
Net loss	(4,842)	(5,990)	(5,965)	(7,216)

Basic and diluted net loss per common share	$(0.27)	$(0.34)	$(0.33)	$(0.40)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014

Revenues	$4	$11	$305	$16
Gross profit (loss)	4	11	23	(59)
Operating loss	(2,648)	(2,453)	(2,375)	(2,883)
Net loss	(4,648)	(4,515)	(4,566)	(5,106)

Basic and diluted net loss per common share	$(0.29)	(0.28)	$(0.28)	$(0.30)

NOTE 14 – SUBSEQUENT  EVENTS

    On February 8, 2016, the Company entered into a lease agreement with Fenner Valley Farms LLC (“FVF”), a subsidiary of Water Asset Management LLC, a related party, pursuant to which FVF will lease, for a 99-year term, 2,100 acres owned by Cadiz in San Bernardino County, California, to be used to plant, grow and harvest agricultural crops. As consideration for the lease, FVF paid the Company a one-time payment of $12,000,000 upon closing.

    Under the FVF lease, FVF has the option to lease up to an additional 7,500 acres of the Company’s property according to the following payment and schedule: an additional 2,093 acres for $12,000,000 if notice is provided by June 1, 2016; an additional 2,093 acres for $12,000,000 if notice is provided by September 1, 2016; and an additional 3,314 acres for $19,000,000 if notice is provided by December 22, 2016.

    Also on February 8, 2016, the Company entered into a Second Amendment to the Credit Agreement with its senior lenders to (i) provide for the application of $10.5 million of a $12 million payment pursuant FVF lease which satisfied the repayment condition of the First Amendment to the Credit Agreement to extend the maturity date; (ii) to require Cadiz to pay 50% of all future quarterly interest payments in cash, rather than in accretion to principal, beginning with the quarterly interest payment due June 5, 2016; and (iii) to provide for certain related matters.

    On February 25, 2016, the Company exercised its right to extend the maturity date of the first tranche of its Senior Secured Debt and, at that time, incurred an additional extension fee of $2.25 million which is to be paid at the election of the lenders in either additional debt or Cadiz common stock to be issued at a predetermined price.  On March 4, 2016, the Company entered into a Third Amendment to the Credit Agreement which provides the lenders an additional 90 days to make their election to receive the extension fee in additional debt or Cadiz common stock in exchange for extending the due date of the Company’s Senior Secured Debt from June 30, 2017 to September 28, 2017.  Interest on the Senior Secured Debt will continue to accrue at 8% per annum.

Cadiz Inc.

Schedule II – Valuation and Qualifying Accounts

For the years ended December 31, 2015, 2014 and 2013 ($ in thousands)

	Balance at	Additions Charged to			Balance
	Beginning	Costs and	Other		at End
Year ended December 31, 2015	of Period	Expenses	Accounts	Deductions	of Period

Deferred tax asset valuation allowance	$71,939	$8,566	$-	$-	$80,505

Year ended December 31, 2014

Deferred tax asset valuation allowance	$65,272	$6,667	$-	$-	$71,939

Year ended December 31, 2013

Deferred tax asset valuation allowance	$60,041	$5,231	$-	$-	$65,272

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CADIZ INC.

By:	/s/ Scott Slater
Scott Slater,
Chief Executive Officer

Date:	March 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name and Position	Date

/s/ Keith Brackpool	March 14, 2016
Keith Brackpool, Chairman

/s/ Scott Slater	March 14, 2016
Scott Slater, Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Timothy J. Shaheen	March 14, 2016
Timothy J. Shaheen, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

/s/ Geoffrey Grant	March 14, 2016
Geoffrey Grant, Director

/s/ Winston H. Hickox	March 14, 2016
Winston H. Hickox, Director

/s/ Murray H. Hutchison	March 14, 2016
Murray H. Hutchison, Director

/s/ Raymond J. Pacini	March 14, 2016
Raymond J. Pacini, Director

/s/ Stephen E. Courter	March 14, 2016
Stephen E. Courter, Director