Form 10-Q
period 2016-03-31
CADIZ INC
filed 2016-05-09
CIK 727273

United States
Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☑     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2016
OR
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
Yes           No   √

As of April 27, 2016, the Registrant had 17,946,973 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.

Index

i

Cadiz Inc.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Three Months
	Ended March 31,
($ in thousands except per share data)	2016	2015

Revenues	$75	$18

Costs and expenses:
Cost of sales	-	-
General and administrative	2,355	2,675
Depreciation	73	61

Total costs and expenses	2,428	2,736

Operating loss	(2,353)	(2,718)

Interest expense, net	(4,191)	(2,193)
Loss on extinguishment of debt and debt refinancing	(2,250)	-
Other income	-	70

Loss before income taxes	(8,794)	(4,841)
Income tax provision	1	1

Net loss and comprehensive loss applicable to common stock	$(8,795)	$(4,842)

Basic and diluted net loss per common share	$(0.49)	$(0.27)

Basic and diluted weighted average shares outstanding	17,897	17,707

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Balance Sheets (Unaudited)
	March 31,	December 31,
($ in thousands except share data)	2016	2015

ASSETS

Current assets:
Cash and cash equivalents	$2,103	$2,690
Accounts receivable	38	187
Prepaid expenses and other	562	309

Total current assets	2,703	3,186

Property, plant, equipment and water programs, net	44,401	44,474
Goodwill	3,813	3,813
Other assets	3,588	3,317

Total assets	$54,505	$54,790

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$504	$309
Accrued liabilities	2,379	1,665
Current portion of long-term debt	49	49

Total current liabilities	2,932	2,023

Long-term debt, net	100,983	107,592
Long-term lease obligations, net	11,633	-
Deferred revenue	750	750
Other long-term liabilities	3,173	923

Total liabilities	119,471	111,288

Stockholders’ deficit:
Common stock - $.01 par value; 70,000,000 shares
authorized; shares issued and outstanding – 17,934,223 at
March 31, 2016 and 17,876,016 at December 31, 2015	179	179
Additional paid-in capital	327,182	326,855
Accumulated deficit	(392,327)	(383,532)
Total stockholders’ deficit	(64,966)	(56,498)

Total liabilities and stockholders’ deficit	$54,505	$54,790

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months
	Ended March 31,
($ in thousands)	2016	2015

Cash flows from operating activities:
Net loss	$(8,795)	$(4,842)
Adjustments to reconcile net loss to
net cash used for operating activities:
Depreciation	73	61
Amortization of debt discount and issuance costs	1,949	222
Interest expense added to loan principal	2,182	1,971
Loss on early extinguishment of debt	2,250	-
Compensation charge for stock and share option awards	165	260
Changes in operating assets and liabilities:
Decrease in accounts receivable	149	170
Increase in prepaid expenses and other	(253)	(478)
Increase in other assets	(271)	(272)
Increase in accounts payable	195	315
Increase (decrease) in accrued liabilities	876	(43)

Net cash used for operating activities	(1,480)	(2,636)

Cash flows from investing activities:
Additions to property, plant and equipment	-	(19)

Net cash used for investing activities	-	(19)

Cash flows from financing activities:
Up-front payment related to lease liability	11,509	-
Debt Issuance costs	(102)	-
Principal payments on long-term debt	(10,514)	(3)

Net cash provided by (used for) financing activities	893	(3)

Net decrease in cash and cash equivalents	(587)	(2,658)

Cash and cash equivalents, beginning of period	2,690	16,206

Cash and cash equivalents, end of period	$2,103	$13,548

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statement of Stockholders’ Deficit (Unaudited)

($ in thousands except share data)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2015	17,876,016	$179	$326,855	$(383,532)	$(56,498)

Stock-based compensation expense	58,207	-	327	-	327

Net loss and comprehensive loss	-	-	-	(8,795)	(8,795)

Balance as of March 31, 2016	17,934,223	$179	$327,182	$(392,327)	$(64,966)

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Notes to the Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The Consolidated Financial Statements have been prepared by Cadiz Inc., also referred to as “Cadiz” or “the Company”, without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2015.

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

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates and such differences may be material to the financial statements. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of results for the entire fiscal year ending December 31, 2016.

Liquidity

    The Consolidated Financial Statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $8.8 million for the three months ended March 31, 2016, and $4.8 million for the three months ended March 31, 2015.  The Company had a working capital deficit of $229 thousand at March 31, 2016, and used cash in operations of $1.5 million for the three months ended March 31, 2016, and $2.6 million for the three months ended March 31, 2015.

    Cash requirements during the three months ended March 31, 2016, primarily reflect certain administrative and litigation costs related to the Company’s water project development efforts.  Currently, the Company’s sole focus is the development of its land and water assets.

    On February 8, 2016, the Company entered into a Second Amendment to the Credit Agreement with its senior lenders to (i) provide for the application of $10.5 million of a $12 million payment pursuant to the Amended and Restated Fenner Valley Farm Lease (see Note 2) which satisfied a repayment condition of the First Amendment to extend the maturity date; (ii) to require Cadiz to pay 50% of all future quarterly interest payments in cash, rather than in accretion to principal, beginning with the quarterly interest payment due June 5, 2016; and (iii) to provide for certain related matters.  On February 25, 2016, the Company exercised its right to extend the maturity date of the First Mortgage and, at that time, incurred an additional extension fee of $2.25 million which is to be paid at the election of the lenders in either additional debt or Cadiz common stock to be issued at a predetermined price.  On March 4, 2016, Cadiz entered into a Third Amendment to the Credit Agreement which provides the lenders an additional 90 days to make their election to receive the extension fee in additional debt or Cadiz common stock in exchange for extending the due date of the Senior Secured Debt from June 30, 2017 to September 28, 2017.  Interest on the Senior Secured Debt will continue to accrue at 8% per annum.

    On April 28, 2016, the Company entered into agreements with new and existing investors (“Investors”) in a private placement offering pursuant to which the Company issued $10 million in aggregate principal and accrued interest of its 2020 Convertible Notes (“Convertible Note Financing”).  The proceeds from the Convertible Note Financing were approximately $8 million before fees and expenses, and will be used for general working capital purposes.

    The Senior Secured Debt and the convertible notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company’s ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on the Company’s ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the new loans were negotiated by the parties with a view towards the Company’s operating and financial condition as it existed at the time the agreements were executed.  At March 31, 2016, the Company was in compliance with its debt covenants.

    Limitations on the Company’s liquidity and ability to raise capital may adversely affect it.  Sufficient liquidity is critical to meet its resource development activities.  After consideration of the Convertible Note Financing in April 2016, the Company currently expects its sources of capital to be sufficient to meet its liquidity needs through March 2017.  To meet its cash needs beyond March 2017, the Company plans to increase liquidity through a variety of means, including equity or debt placements, through the lease, sale or other disposition of assets or reductions in operating costs.  Equity placements, if made, would be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon the Company’s existing stockholders.

Supplemental Cash Flow Information

    The Company is required to pay 50% of all future quarterly interest payments in cash on the corporate secured debt, rather than in accretion to principal, beginning with the quarterly interest payment due June 5, 2016.  No other payments are due on the corporate secured debt or convertible notes prior to their maturities.

    The Company recorded $60 thousand in non-cash rental revenue related to the Amended and Restated Fenner Valley Farm Lease (see Note 2).

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

    In August 2014, the FASB issued an accounting standards update requiring an entity’s management to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).  The Company is currently evaluating this new guidance which is effective for its 2016 Form 10-K filing, and believes this guidance will have an impact as there is currently substantial doubt about the Company’s ability to continue as a going concern.

    On February 25, 2016, the FASB issued an accounting standards update related to lease accounting including enhanced disclosures. Under the new standard, a lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified assets for a period of time in exchange for consideration. Lessees will classify leases with a term of more than one year as either operating or finance leases and will need to recognize a right-of-use asset and a lease liability. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. This guidance is effective January 1, 2019 but early adoption is permitted. The Company is currently evaluating this new guidance and cannot determine the impact of this standard at this time.

    On March 30, 2016, the FASB issued an accounting standards update to simplify the accounting for share-based payments. Under this new guidance, the tax effects related to share based payments will be recorded through the income statement. Currently, tax benefits in excess of compensation cost ("windfalls") are recorded in equity, and tax deficiencies ("shortfalls") are recorded in equity to the extent of previous windfalls, and then to the income statement. This guidance is effective January 1, 2017 but early adoption is permitted. The new standard also revised reporting on the statement of cash flows.  The Company is currently evaluating this new guidance and cannot determine the impact of this standard at this time.

Accounting Guidance Adopted

    On April 7, 2015, the FASB issued an accounting standards update that requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. Previously, accounting guidance required these costs to be presented as a deferred charge asset. The Company adopted this guidance in the first quarter of 2016. At March 31, 2016, the amount of debt issuance costs that are reflected as a deduction of "Long-term debt" was $671 thousand. At December 31, 2015 the amount of debt issuance costs that have been reclassified from "Other long-term assets" as a deduction of "Long-term debt" was $626 thousand.

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

    On February 8, 2016, the Company entered into a lease agreement with Fenner Valley Farms LLC (“FVF”) (the “lessee”), a subsidiary of Water Asset Management LLC, a related party, pursuant to which FVF will lease, for a 99-year term, 2,100 acres owned by Cadiz in San Bernardino County, California, to be used to plant, grow and harvest agricultural crops (“FVF Lease Agreement”). As consideration for the lease, FVF paid the Company a one-time payment of $12 million upon closing.

    Under the FVF Lease Agreement, the Company has a repurchase option to terminate the lease at any time during the twenty (20) year period following the effective date of the lease (“Termination Option Period”) upon (1) repayment of the one-time $12 million lease payment plus a ten percent (10%) compounded annual return (provided that the amount of such payment shall be not less than $14,400,000), (2) reimbursement of water related infrastructure on the leased property plus 8% per annum as well as the actual costs of any farming related infrastructure incurred on the leased property and (3) reimbursement of certain pipeline related development expenses, working in coordination with Cadiz, not to exceed $3,000,000 (such payments, the “Termination Payments”).  If (x) Cadiz does not exercise its termination right within such 20-year period or (y) the Agent under Cadiz’s credit agreement declares an event of default under Cadiz’s senior secured indebtedness and accelerates the indebtedness due and owing thereunder by Cadiz (or such indebtedness automatically accelerates under the terms of Cadiz’s senior secured indebtedness), then the lessee may purchase the leased property for $1.00.  The Company has recorded the one-time payment of $12 million, before legal fees, paid by FVF as long-term lease liability.  The Company’s consolidated statement of operations will reflect a net charge equal to a 10% finance charge compounding annually over the 20-year Termination Option Period.  The net charge to the consolidated statement of operations reflects (1) rental income associated with the use of the land by FVF over the 20-year termination option period and (2) interest expense at a market rate reflective of a 20 year secured loan transaction. As a result of this transaction, the Company incurred approximately $490 thousand of legal fees which was recorded as a debt discount and is being amortized over the 20-year Termination Option Period.

    Also on February 8, 2016, the Company entered into a Second Amendment to the Credit Agreement with its senior lenders (i) to provide for the application of $10.5 million of the $12 million payment pursuant to the FVF Lease Agreement which satisfied the repayment condition of the First Amendment to extend the maturity date; (ii) to require Cadiz to pay 50% of all future quarterly interest payments in cash, rather than in accretion to principal, beginning with the quarterly interest payment due June 5, 2016; and (iii) to provide for certain related matters.  On February 25, 2016, the Company exercised its right to extend the maturity date of its First Mortgage and, at that time, incurred an additional extension fee of $2.25 million which is to be paid at the election of the lenders in either additional debt or Cadiz common stock at a predetermined price.  The Second Amendment to the Credit Agreement does not constitute a troubled debt restructuring and was accounted for as a debt extinguishment.  The fair value of the credit facility was recorded at face value.  The Company recorded a loss on extinguishment in the amount of $2.25 million which consisted of the additional extension fee.  On March 4, 2016, the Company entered into a Third Amendment to the Credit Agreement which provides the lenders an additional 90 days to make the election to receive the extension fee in additional debt or Cadiz common stock in exchange for extending the due date of its Senior Secured Debt from June 30, 2017 to September 28, 2017.  As of March 31, 2016, the Company had an accrued liability recorded in the amount of $2.25 million for the additional extension fee.  Once the lenders make the election to receive the extension fee in additional debt or Cadiz common stock as described above, the Company will reclassify the liability accordingly. Interest on the Senior Secured Debt will continue to accrue at 8% per annum.

NOTE 3 – STOCK-BASED COMPENSATION PLANS AND WARRANTS

    The Company has issued options and has granted stock awards pursuant to its 2009 Equity Incentive Plan and 2014 Equity Incentive Plan, as described below.

2009 Equity Incentive Plan

    The 2009 Equity Incentive Plan was approved by stockholders at the 2009 Annual Meeting.  The plan provides for the grant and issuance of up to 850,000 shares and options to the Company’s employees and consultants.  The plan became effective when the Company filed a registration statement on Form S-8 on December 18, 2009.  All options issued under the 2009 Equity Incentive Plan have a ten-year term with vesting periods ranging from issuance date to 24 months.  As of March 31, 2016, 507,500 common stock options remain outstanding under this plan.

2014 Equity Incentive Plan

    The 2014 Equity Incentive Plan was approved by stockholders at the June 10, 2014 Annual Meeting.  The plan provides for the grant and issuance of up to 675,000 shares and options to the Company’s employees, directors and consultants.  Upon approval of the 2014 Equity Incentive Plan, all shares of common stock that remained available for award under the 2009 Equity Incentive Plan were cancelled.  Following registration of the 2014 Plan on Form S-8, the Company entered into revised employment agreements with certain senior management that provide for the issuance of up to 162,500 Restricted Stock Units (“RSU’s”) during the period July 1, 2014 through December 31, 2016 and the issuance of up to 200,000 RSU’s in connection with obtaining construction financing for the Water Project.  Of the 162,500 restricted stock units granted on July 1, 2014 pursuant to these employment agreements, 113,750 shares are vested as of March 31, 2016.

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

    All options that have been issued under the above plans have been issued to officers, employees and consultants of the Company.  In total, options to purchase 507,500 shares were unexercised and outstanding on March 31, 2016, under the two equity incentive plans.

    The Company recognized no stock option related compensation costs in each of the three months ended March 31, 2016 and 2015.  Additionally, no options were exercised during the three months ended March 31, 2016.

Stock Awards to Directors, Officers, and Consultants

    The Company has granted stock awards pursuant to its 2009 Equity Incentive Plan and 2014 Equity Incentive Plan.

    Of the total 850,000 shares reserved under the 2009 Equity Incentive Plan, 115,000 restricted shares of common stock were granted on January 14, 2010, and 140,000 restricted shares of common stock were granted on January 10, 2011.  Of the remaining 595,000 shares reserved under the 2009 Equity Incentive Plan, 42,265 shares of common stock were awarded to directors and 507,500 were issued as options as described above as of March 31, 2016.  Upon approval of the 2014 Equity Incentive Plan in June 2014, 45,235 shares remaining available for award under the 2009 Equity Incentive Plan were cancelled.

    Under the 2014 Equity Incentive Plan, 146,160 shares have been awarded to the Company directors, consultants and employees as of March 31, 2015.  Of the 146,160 shares awarded, 11,850 shares were awarded to the Company’s directors for services performed during the plan year ended June 30, 2015.  These shares became effective on that date and vested on January 31, 2016.

    The Company recognized stock-based compensation costs of $165,000 and $260,000 for the three months ended March 31, 2016 and 2015, respectively.

NOTE 4 – INCOME TAXES

    As of March 31, 2016, the Company had net operating loss (“NOL”) carryforwards of approximately $238 million for federal income tax purposes and $145 million for California state income tax purposes.  Such carryforwards expire in varying amounts through the year 2035.  Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

    As of March 31, 2016, the Company possessed unrecognized tax benefits totaling approximately $2.8 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against its net deferred tax assets.

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

NOTE 5 – NET LOSS PER COMMON SHARE

    Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding.  Options, deferred stock units, warrants and the zero coupon term loan convertible into or exercisable for certain shares of the Company’s common stock were not considered in the computation of net loss per share because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 10,142,000 and 8,597,000 for the three months ended March 31, 2016 and 2015, respectively.

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

NOTE 7 – SUBSEQUENT EVENTS

    On April 26, 2016, the Company entered into a note purchase agreement with new and existing investors (the “Investors”).  On April 28, 2016, pursuant to the agreement, the Company issued approximately $10.0 million in aggregate principal and accrued interest of its 7.00% Convertible Senior Notes due 2020 (“2020 Notes”).  The proceeds from the issuance of the 2020 Notes to the Investors (such 2020 Notes, the “New Notes”), approximately $8.0 million before fees and expenses, will be used for general working capital purposes.

    The 2020 Notes accrue interest at 7.00% per year, with no principal or interest payments due prior to maturity on March 5, 2020. The 2020 Notes, including original principal and accrued interest, are convertible at any time into the Company’s common stock at a price of approximately $6.75 per share, pursuant to the terms of the Indenture dated as of December 10, 2015, by and between the Company and U.S. Bank National Association (the “Indenture”), under which the New Notes were issued.

    In connection with issuing the New Notes, the Company entered into a First Supplemental Indenture to the Indenture, dated as of April 28, 2016, by and between the Company and U.S. Bank National Association.

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

    We believe that the long-term highest and best use of our land and water assets can best be realized through the development of a combination of water supply and storage projects at our properties. Therefore, the Company has been primarily focused on the development of the Cadiz Valley Water Conservation, Recovery and Storage Project (the “Water Project” or “Project”), which will capture and conserve millions of acre-feet1 of native groundwater currently being lost to evaporation from the aquifer system beneath our 34,000-acre property in the Cadiz and Fenner valleys of eastern San Bernardino County (the “Cadiz/Fenner Property”), and deliver it to water providers throughout Southern California (see “Water Resource Development”).  We believe that the ultimate implementation of this Water Project will provide a significant source of future cash flow.

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

    Availability of supplies in California also differs greatly from year to year due to natural hydrological variability.  Over the last several years, California has struggled through an historic drought featuring record-low winter precipitation and reservoir storage levels. In 2015, for the first time in the state’s history, California Governor Jerry Brown mandated rationing of 25% statewide in an effort to curtail urban demand.  An “El Nino” weather pattern developed at the end of 2015 and brought wet conditions to California, yet snowpack and precipitation remain average for the year, especially in Southern California. According to the US Drought Monitor, as of April 2016, more than 95% of California remains abnormally dry.  Meteorologists are also expecting a much drier “La Nina” weather pattern to form over the Pacific Ocean this summer, raising the likelihood of a fifth drought year.  The Water Project is one of the few nearly “shovel-ready” supply options in Southern California that could help alleviate the region’s water supply challenges (see “Water Resource Development” below).

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

    We have farmed portions of the Cadiz/Fenner Property since the late 1980s relying on groundwater from the aquifer system for irrigation and we believe the site is well suited for various permanent and seasonal crops. In 1993, we secured permits to develop agriculture on up to 9,600 acres of the property and withdraw groundwater from the underlying aquifer system for irrigation.  We initially developed 1,900 acres of agriculture at the Property, including a well-field and manifold system and maintained that level as we focused on developing the Water Project.  Today, there is significant interest in expanding agricultural activity onto the entire 9,600 acres, and in February 2016 we completed arrangements to lease up to 9,600 acres of the Cadiz/Fenner Property for agricultural development.  Under the arrangements, 2,100 acres, which include our initially developed 1,900 acres, will be further developed and our farming partners hold rights to lease the additional 7,500 acres prior to December 2016 (see “Agricultural Development” below).

    As part of the agricultural expansion to be conducted under the lease arrangements, the groundwater production capacity of the property’s existing well-field is expected to be increased, which will provide additional infrastructure that is complementary to the Water Project.  As a result of work completed in 2015, including the drilling of three additional exploratory wells, we have now identified suitable locations for the drilling of high-production wells powered by natural gas that could produce all of the water allowable under our existing permit for implementation of the Water Project or alternatively to supply irrigation water for all of the agricultural land.  While any additional well-field development for agricultural use would be financed by our agricultural partners as provided under our agricultural arrangements, the Company retained a call feature that allows us, at any time in the initial 20 years, to acquire the well-field and integrate any new agricultural well-field infrastructure developed into the Water Project’s facilities.

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

    We also continue to explore additional uses of our land and water resource assets, including the marketing of our approved desert tortoise land conservation bank, which is located on our properties outside the Water Project area, solar-energy development, and other long-term legacy uses of our properties, such as habitat conservation and cultural development.

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

    The pipeline route was fully analyzed in the Water Project’s Final Environmental Impact Report (“EIR”) as part of the CEQA environmental review process completed in 2012 and was found to be the environmentally preferred route for the pipeline.  As an existing transportation corridor, the route avoids sensitive habitats.  Our plan to construct the Project pipeline within the railroad right-of-way is similar to, and modeled after, the thousands of other existing longitudinal uses of rail corridors across the United States today, such as telecommunications lines, natural gas and petroleum product lines and other water lines.  Under the General Railroad Right-of-Way Act of March 3, 1875 (“1875 Act”), according to which many of these railroad corridors were established, a railroad right-of-way can be used for third party uses so long as the use also derives from or furthers railroad purposes, at least in part.  This interpretation of the 1875 Act was confirmed by Memorandum Opinion M-37025 issued by the Solicitor of the US Department of the Interior on November 4, 2011 (“2011 M-Opinion”).

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

    Without any further consultation, on October 2, 2015, the retiring Director of the California Office of the BLM signed a letter that would later be sent to ARZC and the Company summarizing that the Project pipeline is outside the scope of the ARZC right-of-way and would therefore require a new federal right-of-way permit prior to construction.  This guidance disregards the framework established by the 2011 M-Opinion and the IM No. 2014-122, as its underlying premise is that while the Project’s proposed use may further railroad purposes, these purposes derive from a pipeline which is not an original railroad purpose.  We believe this finding strays from framework provided for in the binding 2011 M-Opinion, which states in relevant part:

    “Within an 1875 Act ROW, a railroad’s authority to undertake or authorize activities is limited to those activities that derive from or further a railroad purpose, which allows a railroad to undertake, or others to undertake, activities that have both railroad and commercial purposes, but does not permit a railroad to authorize activities that bear no relationship to the construction and operation of a railroad.” (Emphasis added, M-37025)

    The retiring Director of the California Office of the BLM noted in his letter that this guidance was not a final agency action and is subject to reconsideration upon the presentation of new information and in the public interest.  Therefore, the Company and its partners are presently pursuing a reconsideration of the BLM guidance.

    Immediately after the receipt of the October 2015 guidance, the Company sent a letter to the Director of the BLM National Office, Neil Kornze, outlining our objections to its findings and seeking its reconsideration.  Several Members of Congress also raised concerns about the guidance and its inconsistencies with existing federal policy governing third party railroad right-of-way use, issuing public statements to the press.  In November 2015, a bipartisan group of House Members from California met in person with Director Kornze to further express concern.  Then, in December 2015, nine House Members joined in a letter to Director Kornze formally objecting to the BLM California guidance and seeking its reconsideration or reversal.

    In February 2016, Director Kornze responded to our October 2015 letter as well as the December 2015 letter from the House Members and advised that the guidance, while fixed at the time issued, was not a final action and could be reconsidered upon presentation of additional information.  Kornze also reported that he has asked the newly appointed California State Office Director, Jerome Perez, to meet with Project representatives to “review the issue.”

    In March 2016, Cadiz, ARZC and SMWD met with the Director Perez and BLM California staff.  The meeting concluded with Perez requesting that the Project proponents submit any new information about the proposed uses of the ROW and a brief describing the Company’s legal concerns with the October 2015 guidance.  We continue to pursue a reconsideration of this guidance.

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

    During the fourth quarter of 2014, the petitioners filed independent appeals of the six Judgments in the California Court of Appeals, Fourth District. Since that time, the appeals cases have been fully briefed, including the filing of 11 Amicus Curiae “Friend of the Court” briefs in support of the Project’s approvals.  Oral argument before the Appeals Court was held in late March 2016.  A ruling is expected prior to the conclusion of the second quarter of 2016.

    Metropolitan Water District of Southern California Conveyance Terms

    In addition, prior to construction of the Project, the Metropolitan Water District of Southern California (“MWD”), which owns and controls the CRA, must take action as a responsible agency under CEQA regarding the terms and conditions of the Water Project’s use of the CRA to transport water to its participating agencies.  Water Project supplies entering the CRA will comply with MWD’s published engineering, design and water quality standards and will be subject to all applicable fees and charges routinely established by MWD for the conveyance of water within its service territory.  Any agreement as to the terms and conditions of the Water Project’s use of the CRA will be negotiated between and entered into by MWD and the Project participating agencies, not the Company.

(4)	Construction and Working Capital

    As part of the Water Purchase and Sale Agreement with SMWD, referred to in (2), above, SMWD is further authorized to continue next steps with the Company, which includes final permitting, design and construction.

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

    During 2015, one hundred and sixty of these acres consisted of vineyard that was farmed by the Company to produce dried-on-the-vine organic raisins.  Three hundred and forty of these acres were farmed to lemons under a 2013 lease agreement with Limoneira Company (“Limoneira”).  The remaining acres were fallow.

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

    In February 2016, we entered into a lease agreement with Fenner Valley Farms LLC (“FVF”), a subsidiary of Water Asset Management LLC, a related party, pursuant to which FVF will lease, for a 99-year term, 2,100 acres at the Cadiz/Fenner property to be used to plant, grow and harvest agricultural crops. As consideration for the lease, FVF paid the Company a one-time payment of $12,000,000 in February 2016 upon closing. The acreage that was historically farmed by the Company and the acreage that is leased to Limoneira was included within the leased acreage.  FVF also assumed the Limoneira lease as part of the transaction.

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

Results of Operations

Three Months Ended March 31, 2016, Compared to Three Months Ended March 31, 2015

    We have not received significant revenues from our water resource and real estate development activity to date.  Our revenues have been limited to our agricultural operations.  As a result, we have historically incurred a net loss from operations.  We had revenues of $75 thousand for the three months ended March 31, 2016, and $18 thousand for the three months ended March 31, 2015.  We incurred a net loss of $8.8 million in the three months ended March 31, 2016, compared with a $4.8 million net loss during the three months ended March 31, 2015.  The higher net loss during the quarter ended March 31, 2016 was a result of the expensing of two fees associated with the extension of the first mortgage.  The first $2.25 million fee for the right to extend that was paid in November 2015 was fully amortized during the current quarter with a charge of $1.42 million within the Amortization of debt discount reflected in interest expense, below, and the $2.25 million fee for extending the first mortgage was fully expensed during the current quarter reflected in Loss on extinguishment of debt and debt refinancing.

    Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e., general and administrative expense) and our interest expense.  We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

Revenues  Revenue totaled $75 thousand during the three months ended March 31, 2016, compared to $18 thousand during the three months ended March 31, 2015.  The increase in revenue in 2016 is primarily due to an increase in rental income related to the FVF Lease (see “Agricultural Development”, above).

Cost of Sales  Cost of sales were zero for each of the three months ended March 31, 2016 and 2015.

General and Administrative Expenses General and Administrative Expenses, exclusive of stock-based compensation costs, totaled $2.2 million and $2.4 million for the three months ended March 31, 2016 and 2015, respectively.  The decrease in general and administrative expenses in 2016 was primarily related to lower litigation costs related to the Water Project due to the timing of the appellate litigation (see “Water Resource Development – (3) Environmental/Regulatory Permits”, above).

    Compensation costs from stock and option awards for the three months ended March 31, 2016, were $166 thousand, compared with $260 thousand for the three months ended March 31, 2016.  The higher 2015 expense primarily reflects the vesting schedules of stock awards under the 2014 equity incentive plan.

Depreciation Depreciation expense totaled $73 thousand for the three months ended March 31, 2016 and $61 thousand for the three months ended March 31, 2015.

Interest Expense, net  Net interest expense totaled $4.2 million during the three months ended March 31, 2016 compared to $2.2 million during the same period in 2015.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	March 31,
	2016	2015

Interest on outstanding debt	$2,242	$1,971
Amortization of debt discount	1,892	164
Amortization of deferred loan costs	57	58

	$4,191	$2,193

    See Note 2 to the Consolidated Financial Statements – “Long-term Debt”.

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

    On February 8, 2016, we entered into a Second Amendment to the Credit Agreement with our senior lenders to (i) provide for the application of $10.5 million of the $12 million payment pursuant to the Amended and Restated Fenner Valley Farm Lease (see “Agricultural Development” above) which satisfied a repayment condition of the First Amendment to extend the maturity date; (ii) to require Cadiz to pay 50% of all future quarterly interest payments in cash, rather than in accretion to principal, beginning with the quarterly interest payment due June 5, 2016; and (iii) to provide for certain related matters.  On February 25, 2016, we exercised our right to extend the maturity date of our First Mortgage and, at that time, incurred an additional extension fee of $2.25 million which is to be paid at the election of the lenders in either additional debt or Cadiz common stock to be issued at a predetermined price.  On March 4, 2016, we entered into a Third Amendment to the Credit Agreement which provides the lenders an additional 90 days to make their election to receive the extension fee in additional debt or Cadiz common stock in exchange for extending the due date of our Senior Secured Debt from June 30, 2017 to September 28, 2017.  Interest on the Senior Secured Debt will continue to accrue at 8% per annum.

    On April 28, 2016, the Company entered into agreements with new and existing investors (“Investors”) in a private placement offering pursuant to which the Company issued $10 million in aggregate principal and accrued interest of its 2020 Convertible Notes (“Convertible Note Financing”).  The proceeds from the Convertible Note Financing were approximately $8 million before fees and expenses, and will be used for general working capital purposes.

    The Senior Secured Debt and the convertible notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit our ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on our ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the new loans were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At March 31, 2016, we were in compliance with our debt covenants.

    Limitations on our liquidity and ability to raise capital may adversely affect us.  Sufficient liquidity is critical to meet our resource development activities.  After consideration of the Convertible Note Financing in April 2016, we currently expect our sources of capital to be sufficient to meet our liquidity needs through March 2017.  To meet our cash needs beyond March 2017, we plan to increase liquidity through a variety of means, including equity or debt placements, through the lease, sale or other disposition of assets or reductions in operating costs.  Equity placements, if made, would be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon our existing stockholders.

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

    At March 31, 2016, we had no outstanding credit facilities other than the Senior Secured Debt and the convertible notes.

Cash Used for Operating Activities.  Cash used for operating activities totaled $1.5 million and $2.6 million for the three months ended March 31, 2016 and 2015, respectively.  The cash was primarily used to fund general and administrative expenses related to our water development efforts and litigation costs for the three month periods ended March 31, 2016 and 2015.

Cash Used for Investing Activities.  Cash used for investing activities during the three months ended March 31, 2016 was zero compared with $19 thousand during the same period in 2015.

Cash Provided By (Used for) Financing Activities.  Cash provided by financing activities for the three month period ended March 31, 2016 was $893 thousand compared to $3 thousand in cash used for the three months ended March 31, 2015.

Outlook

    Short-Term Outlook.  Our cash resources of $2.1 million as of March 31, 2016, together with the approximately $8 million in additional working capital raised in April 2016  provide us with sufficient funds to meet our expected working capital needs through March 2017.  Should we require additional working capital to fund operations, we expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities.  See “Long-Term Outlook”.  No assurances can be given, however, as to the availability or terms of any new financing.

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

Recent Accounting Pronouncements

    See Note 1 to the Consolidated Financial Statements – “Description of Business and Summary of Significant Accounting Policies”.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

    As of March 31, 2016, all of the Company's indebtedness bore interest at fixed rates; therefore, the Company is not exposed to market risk from changes in interest rates on long-term debt obligations.

ITEM 4.     Controls and Procedures

Disclosure Controls and Procedures

    The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to its Board of Directors.  Based on their evaluation as of March 31, 2016, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

ITEM 1A.     Risk Factors

    There have been no material changes to the risk factors disclosed in our 2015 Annual Report on Form 10-K.

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

Cadiz Inc.

By:	/s/ Scott S. Slater	May 9, 2016
	Scott S. Slater	Date
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Timothy J. Shaheen	May 9, 2016
	Chief Financial Officer and Secretary	Date
(Principal Financial Officer)