Form 10-Q
period 2016-06-30
CADIZ INC
filed 2016-08-08
CIK 727273

United States
Securities and Exchange Commission

Washington, D. C. 20549
FORM 10-Q

(Mark One)

☑  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2016
OR
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
Yes          No   √

As of August 4, 2016, the Registrant had 18,685,216 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.

Cadiz Inc.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Three Months
	Ended June 30,
($ in thousands except per share data)	2016	2015

Revenues	$108	$38

Costs and expenses:
Cost of sales	-	-
General and administrative	2,641	3,724
Depreciation	73	65

Total costs and expenses	2,714	3,789

Operating loss	(2,606)	(3,751)

Interest expense, net	(3,038)	(2,238)

Loss before income taxes	(5,644)	(5,989)
Income tax provision	1	1

Net loss and comprehensive loss applicable to common stock	$(5,645)	$(5,990)

Basic and diluted net loss per common share	$(0.31)	$(0.34)

Basic and diluted weighted average shares outstanding	17,949	17,725

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Six Months
	Ended June 30,
($ in thousands except per share data)	2016	2015

Revenues	$183	$56

Costs and expenses:
Cost of sales	-	-
General and administrative	4,996	6,399
Depreciation	146	126

Total costs and expenses	5,142	6,525

Operating loss	(4,959)	(6,469)

Interest expense, net	(7,229)	(4,431)
Loss on extinguishment of debt and debt refinancing	(2,250)	-
Other income	-	70

Loss before income taxes	(14,438)	(10,830)
Income tax provision	2	2

Net loss and comprehensive loss applicable to common stock	$(14,440)	$(10,832)

Basic and diluted net loss per common share	$(0.81)	$(0.61)

Basic and diluted weighted average shares outstanding	17,923	17,716

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
($ in thousands except share data)	2016	2015

ASSETS

Current assets:
Cash and cash equivalents	$5,918	$2,690
Accounts receivable	58	187
Prepaid expenses and other	331	309

Total current assets	6,307	3,186

Property, plant, equipment and water programs, net	44,328	44,474
Goodwill	3,813	3,813
Other assets	3,674	3,317

Total assets	$58,122	$54,790

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$246	$309
Accrued liabilities	1,164	1,665
Current portion of long-term debt	167	49

Total current liabilities	1,577	2,023

Long-term debt, net	109,285	107,592
Long-term lease obligations with related party, net	11,849	-
Deferred revenue	750	750
Other long-term liabilities	1,369	923

Total liabilities	124,830	111,288

Contingencies (Note 7)

Stockholders' deficit:
Common stock - $.01 par value; 70,000,000 shares
authorized; shares issued and outstanding – 18,677,053 at
June 30, 2016 and 17,876,016 at December 31, 2015	187	179
Additional paid-in capital	331,077	326,855
Accumulated deficit	(397,972)	(383,532)
Total stockholders' deficit	(66,708)	(56,498)

Total liabilities and stockholders' deficit	$58,122	$54,790

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months
	Ended June 30,
($ in thousands)	2016	2015

Cash flows from operating activities:
Net loss Adjustments to reconcile net loss to	$(14,440)	(10,832)
net cash used for operating activities:
Depreciation	146	126
Amortization of debt discount and issuance costs	2,574	449
Interest expense added to loan principal	4,518	3,982
Loss on early extinguishment of debt	2,250	-
Compensation charge for stock and share option awards	759	510
Changes in operating assets and liabilities:
Decrease in accounts receivable	129	144
Increase in prepaid expenses and other	(22)	(379)
Increase in other assets	(357)	(243)
(Decrease) increase in accounts payable	(63)	324
(Decrease) increase in accrued liabilities	(315)	571

Net cash used for operating activities	(4,821)	(5,348)

Cash flows from investing activities:
Additions to property, plant and equipment	-	(240)

Net cash used for investing activities	-	(240)

Cash flows from financing activities:
Up-front payment related to lease liability with related party	11,509	-
Proceeds from the issuance of long-term debt	7,600	-
Debt Issuance costs	(102)	-
Principal payments on long-term debt	(10,958)	(12)

Net cash provided by (used for) financing activities	8,049	(12)

Net increase (decrease) in cash and cash equivalents	3,228	(5,600)

Cash and cash equivalents, beginning of period	2,690	16,206

Cash and cash equivalents, end of period	$5,918	$10,606

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Stockholders' Deficit (Unaudited)

($ in thousands except share data)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2015	17,876,016	$179	$326,855	$(383,532)	$(56,498)

Stock-based compensation expense	76,516	1	498	-	499

Issuance of stock to lenders	724,521	7	2,243	-	2,250

Beneficial conversion feature	-	-	1,481	-	1,481

Net loss and comprehensive loss	-	-	-	(14,440)	(14,440)

Balance as of June 30, 2016	18,677,053	$187	$331,077	$(397,972)	$(66,708)

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Notes to the Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 The Consolidated Financial Statements have been prepared by Cadiz Inc., also referred to as "Cadiz" or "the Company", without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2015.

Basis of Presentation

 The foregoing Consolidated Financial Statements include the accounts of the Company and contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair statement of the Company's financial position, the results of its operations and its cash flows for the periods presented and have been prepared in accordance with generally accepted accounting principles.

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates and such differences may be material to the financial statements. The results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of results for the entire fiscal year ending December 31, 2016.

Liquidity

 The Consolidated Financial Statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $14.4 million for the six months ended June 30, 2016.  The Company had working capital of $4.7 million at June 30, 2016, and used cash in operations of $4.8 million for the six months ended June 30, 2016.

 Cash requirements during the six months ended June 30, 2016, primarily reflect certain administrative and litigation costs related to the Company's water project development efforts.  Currently, the Company's sole focus is the development of its land and water assets.

 The Company is required to pay 50% of all future quarterly interest payments in cash on the Senior Secured Debt, rather than in accretion to principal, beginning with the quarterly interest payment due June 5, 2016.  No other payments are due on the Senior Secured Debt or convertible notes prior to their maturities.

 Limitations on the Company's liquidity and ability to raise capital may adversely affect it.  Sufficient liquidity is critical to meet its resource development activities.  After consideration of the Convertible Note Financing in April 2016 (See Note 2), the Company currently expects its sources of capital to be sufficient to meet its liquidity needs through February 2017.  To meet its cash needs beyond February 2017, the Company plans to increase liquidity through a variety of means, including equity or debt placements, through the lease, sale or other disposition of assets or reductions in operating costs.  Equity placements, if made, would be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon the Company's existing stockholders.  While the Company expects to continue to raise working capital consistent with its past practices, there can be no assurance that the Company will be able to raise sufficient funds in the capital markets or through the sale or disposition of assets which raises substantial doubt about the Company's ability to continue as a going concern.

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

 In August 2014, the FASB issued an accounting standards update requiring an entity's management to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).  The Company is currently evaluating this new guidance which is effective for its 2016 Form 10-K filing, and believes this guidance will have an impact as there is currently substantial doubt about the Company's ability to continue as a going concern.

 On February 25, 2016, the FASB issued an accounting standards update related to lease accounting including enhanced disclosures. Under the new standard, a lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified assets for a period of time in exchange for consideration. Lessees will classify leases with a term of more than one year as either operating or finance leases and will need to recognize a right-of-use asset and a lease liability. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. This guidance is effective January 1, 2019, but early adoption is permitted. The Company is currently evaluating this new guidance and cannot determine the impact of this standard at this time.

 On March 30, 2016, the FASB issued an accounting standards update to simplify the accounting for share-based payments. Under this new guidance, the tax effects related to share based payments will be recorded through the income statement. Currently, tax benefits in excess of compensation cost ("windfalls") are recorded in equity, and tax deficiencies ("shortfalls") are recorded in equity to the extent of previous windfalls, and then to the income statement. This guidance is effective January 1, 2017, but early adoption is permitted. The new standard also revised reporting on the statement of cash flows.  The Company is currently evaluating this new guidance and cannot determine the impact of this standard at this time.

Accounting Guidance Adopted

 On April 7, 2015, the FASB issued an accounting standards update that requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. Previously, accounting guidance required these costs to be presented as a deferred charge asset. The Company adopted this guidance in the first quarter of 2016. At June 30, 2016, the amount of debt issuance costs that are reflected as a deduction of "Long-term debt" was $607 thousand. At December 31, 2015 the amount of debt issuance costs that have been reclassified from "Other long-term assets" as a deduction of "Long-term debt" was $626 thousand.

NOTE 2 – LONG-TERM DEBT

 The carrying value of the Company's debt approximates fair value.  The fair value of the Company's debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company by its lenders for similar debt instruments of comparable maturities.

 In November 2015, the Company entered into a First Amendment to the Credit Agreement ("First Amendment") with its senior lenders which granted it the right to extend the maturity date of the first tranche ("First Mortgage") of its mortgage debt ("Senior Secured Debt") from March 2016 to June 2017, which is concurrent with the due date of the second tranche of the Senior Secured Debt.  In consideration of this right and upon execution of the agreement, the Company paid its senior lenders an amendment fee of $2.25 million in additional debt.

 On February 8, 2016, the Company entered into a lease agreement with Fenner Valley Farms LLC ("FVF") (the "lessee"), a subsidiary of Water Asset Management LLC, a related party, pursuant to which FVF will lease, for a 99-year term, 2,100 acres owned by Cadiz in San Bernardino County, California, to be used to plant, grow and harvest agricultural crops ("FVF Lease Agreement"). As consideration for the lease, FVF paid the Company a one-time payment of $12 million upon closing.

 Under the FVF Lease Agreement, the Company has a repurchase option to terminate the lease at any time during the twenty (20) year period following the effective date of the lease ("Termination Option Period") upon (1) repayment of the one-time $12 million lease payment plus a ten percent (10%) compounded annual return (provided that the amount of such payment shall be not less than $14,400,000), (2) reimbursement of water related infrastructure on the leased property plus 8% per annum as well as the actual costs of any farming related infrastructure installed on the leased property and (3) reimbursement of certain pipeline related development expenses, working in coordination with Cadiz, not to exceed $3,000,000 (such payments, the "Termination Payments").  If (x) Cadiz does not exercise its termination right within such 20-year period or (y) the Agent under Cadiz's credit agreement declares an event of default under Cadiz's Senior Secured Debt and accelerates the indebtedness due and owing thereunder by Cadiz (or such indebtedness automatically accelerates under the terms of Cadiz's Senior Secured Debt), then the lessee may purchase the leased property for $1.00.  The Company has recorded the one-time payment of $12 million, before legal fees, paid by FVF as a long-term lease liability.  The Company's consolidated statement of operations will reflect a net charge equal to a 10% finance charge compounding annually over the 20-year Termination Option Period.  The net charge to the consolidated statement of operations reflects (1) rental income associated with the use of the land by FVF over the 20-year termination option period and (2) interest expense at a market rate reflective of a 20-year secured loan transaction. As a result of this transaction, the Company incurred approximately $490 thousand of legal fees which was recorded as a debt discount and is being amortized over the 20-year Termination Option Period.

 Also on February 8, 2016, the Company entered into a Second Amendment to the Credit Agreement ("Second Amendment") with its senior lenders (i) to provide for the application of $10.5 million of the $12 million payment pursuant to the FVF Lease Agreement which satisfied the repayment condition of the First Amendment to extend the maturity date; (ii) to require Cadiz to pay 50% of all future quarterly interest payments in cash, rather than in accretion to principal, beginning with the quarterly interest payment due June 5, 2016; and (iii) to provide for certain related matters.  On February 25, 2016, the Company exercised its right to extend the maturity date of its First Mortgage and, at that time, incurred an additional extension fee of $2.25 million.  The Second Amendment does not constitute a troubled debt restructuring and was accounted for as a debt extinguishment.  The fair value of the credit facility was recorded at face value.  The Company recorded a loss on extinguishment in the amount of $2.25 million which consisted of the additional extension fee.  On March 4, 2016, the Company entered into a Third Amendment to the Credit Agreement which provides the lenders an additional 90 days to make the election to receive the extension fee in additional debt or Cadiz common stock in exchange for extending the due date of its Senior Secured Debt from June 30, 2017 to September 28, 2017.   In May 2016, the lenders elected to receive the extension fee in Cadiz common stock.  Interest on the First Mortgage will continue to accrue at 8% per annum.

 On April 26, 2016, the Company entered into a note purchase agreement with new and existing investors (the "Investors").  On April 28, 2016, pursuant to the agreement, the Company issued approximately $10.0 million in aggregate principal and accrued interest of its 7.00% Convertible Senior Notes due 2020 ("2020 Notes").  The proceeds from the issuance of the 2020 Notes to the Investors (such 2020 Notes, the "New Notes"), approximately $8.0 million before fees and expenses, will be used for general working capital purposes.

 The 2020 Notes accrue interest at 7.00% per year, with no principal or interest payments due prior to maturity on March 5, 2020. The 2020 Notes, including original principal and accrued interest, are convertible at any time into the Company's common stock at a price of $6.75 per share, pursuant to the terms of the Indenture dated as of December 10, 2015, by and between the Company and U.S. Bank National Association (the "Indenture"), under which the New Notes were issued.  As a result of this transaction, the Company recorded a debt discount in the amount of $2.0 million which is the difference between the proceeds from this transaction and the principal and accrued interest of New Notes on the day of the purchase.  In addition, based on the conversion rate of $6.75 per share, the fair value of the shares receivable on conversion exceed the $8.0 million in proceeds; therefore, a beneficial conversion feature was recorded in the amount of $1.48 million.  This amount was recorded as additional debt discount with a corresponding amount recorded as additional paid-in capital.  Such debt discount is accreted to the redemption value of the instrument over the remaining term of the loan.  Furthermore, the Company incurred $400 thousand in placement agent fees which was recorded as additional debt discount and is being amortized over the remaining term of the loan.

 In connection with issuing the New Notes, the Company entered into a First Supplemental Indenture to the Indenture, dated as of April 28, 2016, by and between the Company and U.S. Bank National Association.

 The Senior Secured Debt and the convertible notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company's ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on the Company's ability to issue additional common stock to fund future working capital needs.   At June 30, 2016, the Company was in compliance with its debt covenants.

NOTE 3 – COMMON STOCK

 As previously disclosed, in January 2013, the Company revised its then existing agreement with the law firm of Brownstein Hyatt Farber Schreck LLP ("Brownstein"), a related party.  Under this agreement, the Company is to issue up to a total of 400,000 shares of the Company's common stock, with 100,000 shares earned upon the achievement of each of four enumerated milestones as follows:

i.	100,000 shares earned upon the execution of the revised agreement;

ii.	100,000 shares earned upon receipt by the Company of a final judicial order dismissing all legal challenges to the Final Environmental Impact Report for the Project;

iii.	100,000 shares earned upon the signing of binding agreements for more than 51% of the Project's annual capacity; and

iv.
100,000 shares earned upon the commencement of construction of all of the major facilities contemplated in the Final Environmental Impact Report necessary for the completion and delivery of the Project.

 All shares earned upon achievement of any of the four milestones are payable three years from the date earned.

 The first of the four milestones was satisfied in January 2013, and at that time, the Company recorded a stock compensation expense for the first 100,000 shares earned.  In May 2016, the second milestone was earned when a three judge Appellate judge panel unanimously sustained the six trial court decisions and validated the Project's environmental review and approvals.  In accordance with ASC 505, the Company accrued and recognized stock compensation in the amount of $446,000 for the second of the four milestones during the second quarter.  Because the shares are payable three years from the date earned, the fair value of these shares was measured by applying a discount which was determined by using the Finnerty model for discounts for lack of marketability.

NOTE 4 – STOCK-BASED COMPENSATION PLANS AND WARRANTS

 The Company has issued options and has granted stock awards pursuant to its 2009 Equity Incentive Plan and 2014 Equity Incentive Plan, as described below.

2009 Equity Incentive Plan

 The 2009 Equity Incentive Plan was approved by stockholders at the 2009 Annual Meeting.  The plan provides for the grant and issuance of up to 850,000 shares and options to the Company's employees and consultants.  The plan became effective when the Company filed a registration statement on Form S-8 on December 18, 2009.  All options issued under the 2009 Equity Incentive Plan have a ten-year term with vesting periods ranging from issuance date to 24 months.  As of June 30, 2016, 507,500 common stock options remain outstanding under this plan.

2014 Equity Incentive Plan
 The 2014 Equity Incentive Plan was approved by stockholders at the June 10, 2014 Annual Meeting.  The plan provides for the grant and issuance of up to 675,000 shares and options to the Company's employees, directors and consultants.  Upon approval of the 2014 Equity Incentive Plan, all shares of common stock that remained available for award under the 2009 Equity Incentive Plan were cancelled.  Following registration of the 2014 Plan on Form S-8, the Company entered into revised employment agreements with certain senior management that provide for the issuance of up to 162,500 Restricted Stock Units ("RSU's") during the period July 1, 2014 through December 31, 2016 and the issuance of up to 200,000 RSU's in connection with obtaining construction financing for the Water Project.  Of the 162,500 restricted stock units granted on July 1, 2014 pursuant to these employment agreements, 130,000 shares are vested as of June 30, 2016.
 Under the 2014 Equity Incentive Plan, each outside director receives $30,000 of cash compensation and receives a deferred stock award consisting of shares of the Company's common stock with a value equal to $20,000 on June 30 of each year.  The award accrues on a quarterly basis, with $7,500 of cash compensation and $5,000 of stock earned for each fiscal quarter in which a director serves.  The deferred stock award vests automatically on January 31 in the year following the award date.
 All options that have been issued under the above plans have been issued to officers, employees and consultants of the Company.  In total, options to purchase 507,500 shares were unexercised and outstanding on June 30, 2016, under the two equity incentive plans.

 The Company recognized no stock option related compensation costs in each of the six months ended June 30, 2016 and 2015.  Additionally, no options were exercised during the six months ended June 30, 2016.

Stock Awards to Directors, Officers, and Consultants

 The Company has granted stock awards pursuant to its 2009 Equity Incentive Plan and 2014 Equity Incentive Plan.

 Of the total 850,000 shares reserved under the 2009 Equity Incentive Plan, 115,000 restricted shares of common stock were granted on January 14, 2010, and 140,000 restricted shares of common stock were granted on January 10, 2011.  Of the remaining 595,000 shares reserved under the 2009 Equity Incentive Plan, 42,265 shares of common stock were awarded to directors and 507,500 were issued as options as described above as of June 30, 2016.  Upon approval of the 2014 Equity Incentive Plan in June 2014, 45,235 shares remaining available for award under the 2009 Equity Incentive Plan were cancelled.

 Under the 2014 Equity Incentive Plan, 176,834 shares have been awarded to the Company directors, consultants and employees as of June 30, 2016.  Of the 176,834 shares awarded, 17,365 shares were awarded to the Company's directors for services performed during the plan year ended June 30, 2016.  These shares will vest and be issued on January 31, 2017.

 The Company recognized stock-based compensation costs of $759,000 and $510,000 for the six months ended June 30, 2016 and 2015, respectively.

NOTE 5 – INCOME TAXES

 As of June 30, 2016, the Company had net operating loss ("NOL") carryforwards of approximately $242 million for federal income tax purposes and $149 million for California state income tax purposes.  Such carryforwards expire in varying amounts through the year 2035.  Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

 As of June 30, 2016, the Company possessed unrecognized tax benefits totaling approximately $2.8 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against its net deferred tax assets.

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

NOTE 6 – NET LOSS PER COMMON SHARE

 Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding.  Options, deferred stock units, warrants and the zero coupon term loan convertible into or exercisable for certain shares of the Company's common stock were not considered in the computation of net loss per share because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 10,299,000 and 8,414,000 for the three months ended June 30, 2016 and 2015, respectively; and  10,218,000 and 8,348,000 for the six months ended June 30, 2016 and 2015, respectively.

NOTE 7 – CONTINGENCIES

 On April 24, 2015, a putative class action lawsuit, entitled Van Wingerden v. Cadiz Inc., et al., No. 2:15-cv-03080-JAK-JEM, was filed against Cadiz and certain of its directors and officers ("Defendants") in the United States District Court for the Central District of California purporting to assert claims for violation of §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint, which purports to be brought on behalf of all Cadiz shareholders, alleges that the Company's public disclosures were inadequate in relation to the Cadiz Valley Water Conservation, Recovery and Storage Project (the "Water Project").  The complaint seeks unspecified monetary damages and other relief.  The Company believes that the claims alleged in the purported class action lawsuit are baseless and without merit.  On December 2, 2015, Defendants filed a Motion to Dismiss the lawsuit and a hearing on the motion was held in late February 2016.  Following court-mandated mediation discussions in April 2016, and notwithstanding that the Company disputes the allegations in the complaint, the parties agreed to settle the case and filed a notice of settlement with the Court on May 6, 2016.  On May 9, 2016, the Court dismissed the case without prejudice.  On June 16, 2016, the plaintiffs filed a motion seeking preliminary approval of the settlement and supplemented such motion on July 14, 2016 at the request of the Court.  No further action has been taken in the case to date.  Any potential losses in the future related to this lawsuit will be covered by an insurance policy.

 On February 6, 2016, a shareholder derivative lawsuit, entitled Herman Boschken v. Keith Brackpool et. al., was filed against certain Cadiz directors and officers ("Derivative Defendants") in State of California County of Los Angeles Superior Court purporting to assert claims for breach of fiduciary duty, corporate waste, gross mismanagement, and unjust enrichment.  The complaint, which purports to be brought on behalf of all Cadiz shareholders, alleges that the Derivative Defendants made false and misleading statements regarding the Company's business and prospects.  This complaint was filed in the wake of Van Wingerden v. Cadiz, Case No. 2:15-cv-03080-JAK-JEM (C.D.C.A. Apr. 24, 2015), described above, and mirrors many of its factual allegations.  Among other things, the complaint seeks unspecified monetary damages and certain changes to corporate governance policies.  The Company believes that the claims alleged in the lawsuit are baseless and without merit.  Pursuant to a Joint Stipulation and Order agreed to by the parties and entered by the Court on April 22, 2016, this Derivative Case is currently stayed pending the dismissal, with prejudice, of the Van Wingerden case described above.  No further action has been taken in this case to date.  No case related activity has yet occurred before the Court.

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

ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

 In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the following discussion contains trend analysis and other forward-looking statements.  Forward-looking statements can be identified by the use of words such as "intends", "anticipates", "believes", "estimates", "projects", "forecasts", "expects", "plans" and "proposes".  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements.  These include, among others, our ability to maximize value from our Cadiz, California land and water resources; and our ability to obtain new financings as needed to meet our ongoing working capital needs.  See additional discussion under the heading "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Overview

 We are a land and water resource development company with 45,000 acres of land in three separate areas of eastern San Bernardino County, California.  Virtually all of this land is underlain by high-quality, naturally recharging groundwater resources, and is situated in proximity to the Colorado River and the Colorado River Aqueduct ("CRA"), a major source of imported water for Southern California.  Our properties are suitable for various uses, including large-scale agricultural development, groundwater storage and water supply projects.  Our main objective is to realize the highest and best use of these land and water resources in an environmentally responsible way.

 We believe that the long-term highest and best use of our land and water assets can best be realized through the development of a combination of water supply and storage projects at our properties. Therefore, the Company has been primarily focused on the development of the Cadiz Valley Water Conservation, Recovery and Storage Project (the "Water Project" or "Project"), which will capture and conserve millions of acre-feet1 of native groundwater currently being lost to evaporation from the aquifer system beneath our 34,000-acre property in the Cadiz and Fenner valleys of eastern San Bernardino County (the "Cadiz/Fenner Property"), and deliver it to water providers throughout Southern California (see "Water Resource Development").  We believe that the ultimate implementation of this Water Project will provide a significant source of future cash flow.

 The primary factor driving the value of such projects is ongoing pressure on water supplies throughout California and the resulting demand for new, reliable supply solutions that can meet both immediate and long-term water needs.  Available supply has most recently been constrained by environmental and regulatory restrictions on each of the State's three main water sources:  the State Water Project, which provides water supplies from Northern California to the central and southern parts of the state, the CRA and the Los Angeles Aqueduct.  Southern California's water providers rely on imports from these systems for a majority of their water supplies, but deliveries from all three into the region have been below capacity over the last several years.

_____________________________
1 One acre-foot is equal to approximately 326,000 gallons or the volume of water that will cover an area of one acre to a depth of one-foot.  An acre-foot is generally considered to be enough water to meet the annual water needs of one average California household.

 Availability of supplies in California also differs greatly from year to year due to natural hydrological variability.  Over the last several years, California has struggled through an historic drought featuring record-low winter precipitation and reservoir storage levels. In 2015, for the first time in the state's history, California Governor Jerry Brown mandated rationing of 25% statewide in an effort to curtail urban demand.  An "El Nino" weather pattern developed at the end of 2015 and brought wet conditions to California, yet snowpack and precipitation remained average for the year, especially in Southern California.  According to the US Drought Monitor, while statewide drought conditions have eased, as of July 2016, 100% of California remains abnormally dry.  Meteorologists have forecast a dry weather pattern into winter 2016/2017, raising the likelihood of a fifth drought year.  The Water Project is one of the few nearly "shovel-ready" supply options in Southern California that could help alleviate the region's water supply challenges (see "Water Resource Development" below).

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

 We have farmed portions of the Cadiz/Fenner Property since the late 1980s relying on groundwater from the aquifer system for irrigation and we believe the site is well suited for various permanent and seasonal crops. In 1993, we secured permits to develop agriculture on up to 9,600 acres of the property and withdraw groundwater from the underlying aquifer system for irrigation.  We initially developed 1,900 acres of agriculture at the Property, including a well-field and manifold system, and have since maintained various levels of crops on the Property as we developed the Water Project.  Today, there is significant interest in expanding agricultural activity onto the entire 9,600 acres, and in February 2016 we completed arrangements to lease 2,100 acres of the Cadiz/Fenner Property for agricultural development (see "Agricultural Development" below).

 As part of the agricultural investments to be conducted under our agricultural lease arrangements, the groundwater production capacity of the property's existing well-field is expected to be enhanced through infrastructure improvements that are complementary to the Water Project.  As a result of site work completed in 2015, including the drilling of three additional exploratory wells, we have now identified suitable locations for the drilling of high-production wells that could produce all of the water allowable under our existing permit for implementation of the Water Project or alternatively to supply irrigation water for all of the agricultural land.  While any additional well-field development for agricultural use would be financed by our agricultural partners as provided under our agricultural arrangements, the Company retained a call feature that allows us, at any time in the initial 20 years, to acquire the well-field and integrate any new agricultural well-field infrastructure developed into the Water Project's facilities.

 Our 2016 working capital requirements relate largely to the final development activities associated with the Water Project and those activities related to further development of our land and agricultural assets consistent with the Water Project.  While we continue to believe that the ultimate implementation of the Water Project will provide the primary source of our future cash flow, we also believe there is significant additional value in our underlying agricultural assets.

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

 (1)     A Water Conveyance Pipeline Right-of-Way from the Water Project Area to a Delivery System

 In September 2008, we secured a right-of-way for the Water Project's water conveyance pipeline by entering into a lease agreement with the Arizona & California Railroad Company ("ARZC"), which operates an active shortline railroad extending from Cadiz to Matthie, Arizona.  The agreement allows for the use of a portion of the railroad's right-of-way to construct and operate a water conveyance pipeline for a period of up to 99 years.  The buried pipeline would be constructed parallel to the railroad tracks and be used to convey water between our Cadiz/Fenner Property and the CRA in Freda, California.

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

 The pipeline route was fully analyzed in the Water Project's Final Environmental Impact Report ("EIR") as part of the CEQA environmental review process completed in 2012 and was found to be the environmentally preferred route for the pipeline.  As an existing transportation corridor, the route avoids sensitive habitats.  Our plan to construct the Project pipeline within the railroad right-of-way is similar to, and modeled after, the thousands of other existing longitudinal uses of rail corridors across the United States today, such as telecommunications lines, natural gas and petroleum product lines and other water lines.  Under the General Railroad Right-of-Way Act of March 3, 1875 ("1875 Act"), according to which many of these railroad corridors were established, a railroad right-of-way can be used for third party uses so long as the use also derives from or furthers railroad purposes, at least in part.  This interpretation of the 1875 Act was confirmed by Memorandum Opinion M-37025 issued by the Solicitor of the US Department of the Interior on November 4, 2011 ("2011 M-Opinion").

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

 In August 2014, the U.S. Bureau of Land Management issued guidance (Instruction Memorandum No. 2014-122) to its field offices requiring the evaluation of ALL existing and proposed uses of 1875 Act railroad rights-of-way to ensure consistency with the M-Opinion.  While there are thousands of existing uses of 1875 Act railroad right-of-ways across the US, the Water Project conveyance pipeline was chosen to be the first evaluated by the BLM under the 2011 M-Opinion and Instruction Memorandum No. 2014-122.  After numerous meetings, discussion and our submission of support documentation, the Company received notification from the BLM California Office in April 2015 that it was analyzing the Project's proposed use of the ARZC right-of-way and expected to provide the results of this evaluation to the BLM Washington D.C. office by the end of summer 2015.

 Without any further consultation, on October 2, 2015, the retiring Director of the California Office of the BLM signed a letter that would later be sent to ARZC and the Company summarizing that the Project pipeline is outside the scope of the ARZC right-of-way and would therefore require a new federal right-of-way permit prior to construction.  We believe this guidance disregards the framework established by the 2011 M-Opinion and the IM No. 2014-122, as its underlying premise is that while the Project's proposed use may further railroad purposes, these purposes derive from a pipeline which is not an original railroad purpose.  We believe this finding strays from the framework provided for in the binding 2011 M-Opinion, which states in relevant part:

"Within an 1875 Act ROW, a railroad's authority to undertake or authorize activities is limited to those activities that derive from or further a railroad purpose, which allows a railroad to undertake, or others to undertake, activities that have both railroad and commercial purposes, but does not permit a railroad to authorize activities that bear no relationship to the construction and operation of a railroad." (Emphasis added, M-37025)

 The retiring Director of the California Office of the BLM noted in his letter that this guidance was not a final agency action and is subject to reconsideration upon the presentation of new information and in the public interest.  Therefore, the Company and its partners are presently pursuing a reconsideration of the BLM guidance.

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

 While the Company has pursued a reconsideration of the October 2015 guidance directly with the administration, numerous United States congressional representatives have also worked to clarify the scope of the congressionally granted 1875 Act right-of-way (ROW) for all who rely on them for necessary infrastructure.  Railroad ROWs have been routinely used for fiber optics and communications lines, energy, electricity, water, wastewater, sewer, and natural gas lines in accordance with law and policy encouraging the co-location of utilities within existing transportation corridors.

 Earlier this year, 23 bi-partisan members of the U.S. House of Representatives from ten states wrote to the House's Appropriations Subcommittee on Interior, Environment and Related Agencies requesting language be added to the fiscal year 2017 (FY17) Appropriations bill to clarify the scope of railroad ROW grants.  Language responsive to this request was included in the FY17 Interior and Environment Appropriations Bill (H.R.5538), an annual funding measure for the Department of the Interior, the Environmental Protection Agency, the US Forest Service, and various related agencies, including the Bureau of Land Management. HR 5538 is expected to be conferenced with the Senate version of the bill sometime this fall.

     (2)  Storage and Supply Agreements with One or More Public Water Agencies or Private Water Utilities

 In 2010 and 2011, we entered into option and environmental cost sharing agreements with six water providers: Santa Margarita Water District ("SMWD"), Golden State Water Company (a wholly owned subsidiary of American States Water [NYSE: AWR]), Three Valleys Municipal Water District, Suburban Water Systems (a wholly owned subsidiary of SouthWest Water Company), Jurupa Community Services District and California Water Service Company, the third largest investor-owned American water utility.  The six water providers serve more than one million customers in cities throughout California's San Bernardino, Riverside, Los Angeles, Orange, Imperial and Ventura Counties.

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

 In 2014, we also executed Letters of Intent ("LOIs") with two California water providers and two California agricultural entities reserving up to 20,000 acre-feet of water per year from the Water Project at $960/acre-foot (2014 dollars) delivered to the Colorado River Aqueduct.  The delivery of Project water to agricultural entities will be subject to an exchange with an eligible State Water Project contractor.  The terms of any exchange would be finalized prior to commencement of Project construction.

 We have executed LOIs, option agreements and purchase agreements that are in excess of Water Project capacity and are working collaboratively with the participating water providers to account for any oversubscription in the final definitive Purchase and Sale Agreements("PSAs"). Final definitive PSAs would be entered into prior to completing construction finance arrangements.

 (3)  Environmental/Regulatory Permits

 In order to properly develop and quantify the sustainability of the Water Project, and prior to initiating the formal permitting process for the Water Project, we commissioned environmental consulting firm CH2M HILL to complete a comprehensive study of the water resources at the Project area.  Following a year of analysis, CH2M HILL released its study of the aquifer system in February 2010.  Utilizing new models produced by the U.S. Geological Survey in 2006 and 2008, the study estimated the total groundwater in storage in the aquifer system to be between 17 and 34 million acre-feet, a quantity on par with Lake Mead, the nation's largest surface reservoir.  The study also identified a renewable annual supply of native groundwater in the aquifer system currently being lost to evaporation.  CH2M HILL's findings, which were peer reviewed by leading groundwater experts, confirmed that the aquifer system could sustainably support the Water Project.

 Further, and also prior to beginning the formal environmental permitting process,  we entered into a Memorandum of Understanding ("MOU") with the Natural Heritage Institute ("NHI"), a leading global environmental organization committed to protecting aquatic ecosystems, to assist with our efforts to sustainably manage the development of our Cadiz/Fenner Property.  As part of this "Green Compact", we will follow stringent plans for groundwater management and habitat conservation.

CEQA review

 As discussed in (2), above, we entered into environmental cost-sharing agreements with all participating water providers creating a framework for funds to be committed by each participant to share in the costs associated with the CEQA review work.  SMWD served as the lead agency for the review process, which began in February 2011 with SMWD's issuance of a Notice of Preparation ("NOP") of a Draft Environmental Impact Report ("Draft EIR").

 Following two NOP public scoping meetings, SMWD released the Draft EIR in December 2011.  The Draft EIR analyzed potential impacts to environmental resources at the Water Project area, including critical resources of the desert environment such as vegetation, mountain springs, and water and air quality.  The analysis of the Water Project considered peer-reviewed technical reports, independently collected data, existing reports and the Project's state of the art Groundwater Management, Monitoring and Mitigation Plan ("GMMMP").  SMWD held a 100-day public comment period for the Draft EIR, during which SMWD hosted two public comment meetings and an informational workshop.

 In May 2012, SMWD, Cadiz and the County of San Bernardino also entered into a Memorandum of Understanding creating the framework for finalizing the GMMMP in accordance with the County's desert groundwater ordinance.

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

 Following SMWD's certification of the Final EIR, the San Bernardino County Board of Supervisors voted on October 1, 2012 to approve the GMMMP for the Project and adopted certain findings under CEQA, becoming the first Responsible Agency to take an approving action pursuant to the certified EIR.  San Bernardino County served as a Responsible Agency in the CEQA review process as the local government entity responsible for oversight over groundwater resources in the Cadiz Valley.

 CEQA Litigation

 Third parties in California have the ability to challenge CEQA approvals in State Court and, in 2012, the Company was named as a real-party-in-interest in nine lawsuits challenging the various Water Project approvals granted by SMWD and San Bernardino County.  In 2013, three cases were dismissed or otherwise settled.  Trial in the six remaining cases, which were brought by two petitioners, began in December 2013 and concluded in February 2014. In September 2014, the Court issued final signed judgments ("Judgments") formally denying all claims brought in the six lawsuits.  The Judgments upheld the environmental review and approvals of the Water Project and also awarded costs to SMWD, the County, Cadiz and Fenner Valley Mutual Water Company as the prevailing parties in the cases.

 During the fourth quarter of 2014, the petitioners filed independent appeals of the six Judgments in the California Court of Appeals, Fourth District.  The Company, SMWD and the County were joined in defense of the Judgements by 11 Amicus Curiae "Friends of the Court" representing a diverse cross section of interests.  Oral argument before the Appeals Court was held in late March 2016.  In May 2016, a three-judge Appellate judge panel unanimously sustained the six trial court decisions and validated the Project's environmental review and approvals. Thereafter, the Petitioners did not seek any additional judicial review and on July 16, 2016, the opportunity for the California State Supreme Court to independently review the six Appellate Court opinions on its own motion passed. The Project's environmental review and approval stands with no changes and the Project is no longer subject to any CEQA challenges in Court.

 Metropolitan Water District of Southern California Conveyance Terms

 In addition, prior to construction of the Project, the Metropolitan Water District of Southern California ("MWD"), which owns and controls the CRA, must take action as a responsible agency under CEQA regarding the terms and conditions of the Water Project's use of the CRA to transport water to its participating agencies.  Water Project supplies entering the CRA will comply with MWD's published engineering, design and water quality standards and will be subject to all applicable fees and charges routinely established by MWD for the conveyance of water within its service territory.  Any agreement as to the terms and conditions of the Water Project's use of the CRA will be negotiated between and entered into by MWD and the Project participating agencies, not the Company.

 (4) Construction and Working Capital

 As part of the Water Purchase and Sale Agreement with SMWD, referred to in (2), above, SMWD is further authorized to continue next steps with the Company, which includes final permitting, design and construction.

 As described above, construction of Phase I of the Water Project would primarily consist of wellfield facilities at the Project site, a conveyance pipeline extending approximately 43 miles along the right-of-way described in (1), above, from the wellfield to the CRA, and an energy source to pump water through the conveyance pipeline between the Project well-field and the CRA.  The construction of these facilities, which we expect would cost between $225 – $250 million, will require capital financing that we expect to be secured by the proceeds of our definitive Purchase and Sale Agreements described above and the new facility assets.  Of this amount, approximately $35 million would be necessary for construction of the well-field.  The Company's existing corporate term debt provides us the flexibility to incorporate Water Project construction financing up to $300 million within our current debt structure.
Existing Pipeline Asset

 We currently hold ownership rights to a 96-mile existing idle natural gas pipeline from the Cadiz/Fenner Property to Barstow, California that would be converted for the transportation of water.

 In September 2011, we entered into an agreement with El Paso Natural Gas ("EPNG"), a subsidiary of Kinder Morgan Inc., providing us with rights to purchase approximately 220-miles of idle, natural gas pipeline between Bakersfield and Cadiz, California for $40 million.

 Initial feasibility studies indicated that upon conversion, the 30-inch line could transport between 20,000 and 30,000 acre-feet of water per year between the Water Project area and various points along the Central and Northern California water transportation network.  In February 2012, we made a $1 million payment to EPNG to extend our option to purchase the 220-mile line until April 2013.

 In December 2012, we entered into a new agreement with EPNG dividing the 220-mile pipeline in Barstow, California, with the Company gaining ownership rights to the 96-mile eastern segment between Barstow and the Cadiz Valley and returning to EPNG rights to the 124-mile western segment for its own use.  The 96-mile eastern portion from the Cadiz Valley to Barstow was identified as the most critical segment of the line for accessing the nearest points on the California State Water Project infrastructure system.  The Barstow area serves as a hub for water delivered from northern and central California to communities in Southern California's High Desert.

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

 The 96-mile Cadiz Barstow pipeline and the further 124-mile optioned segment (together, the "Northern Pipeline Routes") create significant opportunities for our water resource development efforts.  Once converted to water use, the Northern Pipeline Routes can be used to directly connect the Cadiz area to northern and central California water sources, serving a diverse group of urban and agricultural water users in need of supply and storage south of the Bay Delta region.

 If the Northern Pipeline Routes become operational, then the Water Project would link the two major water delivery systems in California, providing flexible opportunities for both supply and storage.  The Northern Pipeline Routes could deliver Phase I supplies, either directly or via exchange, to existing and potential customers of Phase I of the Project.  They could also be used to import water to the Project area and provide additional groundwater storage for the region's water providers south of the Bay Delta region.  Such use is currently being contemplated as part of Phase II of the Water Project.

 The 96-mile pipeline was evaluated in the Water Project's EIR during the CEQA process.  Any use of the line would be conducted in conformity with the Project's GMMMP and is subject to further CEQA evaluation (see "Water Resource Development", above) and potentially federal environmental permitting.

 The Northern Pipeline Routes also represent new opportunities for the Company independent of the Water Project to offer water transportation to locations along the pipeline route that are not presently interconnected by existing water infrastructure.  The entire 220-mile pipeline crosses California's major water infrastructure as well as urban and agricultural centers and can be utilized to transport water between users who presently lack direct interconnections along the pipeline route. We are presently engaged in discussions with parties that may be interested in such transportation, not related to the Water Project.

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

 During 2015, one hundred and sixty of these acres consisted of vineyard that was farmed by the Company to produce dried-on-the-vine organic raisins.  Three hundred and forty of these acres were farmed to lemons under a 2013 lease agreement with Limoneira Company ("Limoneira"), a related party.  The remaining acres were fallow.  We derived our agricultural revenues through direct farming and sale of our products into the market or through the lease of our agricultural properties to third parties for farming.  The entire organic raisin crop grown at the property was farmed by the Company and we incurred all of the costs required to produce and harvest the crop.  The harvested raisins were then sold in bulk to a raisin processing facility.

 In February 2016, we entered into a lease agreement with Fenner Valley Farms LLC ("FVF"), a subsidiary of Water Asset Management LLC, a related party, pursuant to which FVF will lease, for a 99-year term, 2,100 acres at the Cadiz/Fenner property to be used to plant, grow and harvest agricultural crops ("FVF Lease"). As consideration for the lease, FVF paid the Company a one-time payment of $12,000,000 in February 2016 upon closing. The acreage that was historically farmed by the Company and the acreage that is leased to Limoneira was included within the leased acreage.  FVF also assumed the Limoneira lease as part of the transaction.  Under the FVF Lease, FVF had a further option to lease up to 7,500 additional acres of the Cadiz/Fenner Property which option expired unexercised on June 30, 2016.

 Agricultural expansion will allow us to immediately realize underlying value associated with our land and water assets while we continue to progress Water Project implementation.  Additional well-field will be necessary to be constructed byFVF to fully irrigate the agricultural property under the lease.  Any new well-field infrastructure will be compatible with the Water Project, once it is implemented.  Further, the FVF Lease also provides the Company with a call option, in the initial 20 years, to redirect the beneficial use of groundwater at the Property from agriculture to the Water Project and integrate the agricultural infrastructure into the Water Project facilities.

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

Land Conservation Bank

 Approximately 10,000 acres of our properties outside of the Cadiz/Fenner Valley area are located within terrain designated by the federal government as Critical Desert Tortoise Habitat and/or Desert Wilderness Areas and have limited development opportunities.  In February 2015, the California Department of Fish and Wildlife approved our establishment of the Fenner Valley Desert Tortoise Conservation Bank ("Fenner Bank"), a land conservation bank that makes available approximately 7,500 acres of our properties located within Critical Desert Tortoise Habitat for mitigation of impacts to tortoise and other sensitive species that would be caused by development in the Southern California desert.  Under its enabling documents, the Fenner Bank will offer credits that can be acquired by entities that must mitigate or offset impacts linked to planned development.  For example, this bank can service the mitigation requirements of renewable energy, military, residential and commercial development mitigation requirements for projects being considered throughout the desert.  Credits sold by the Fenner Bank will fund our permanent preservation of the land as well as research by outside entities, including San Diego Zoo Global, into desert tortoise health and species protection.

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

Results of Operations

Three Months Ended June 30, 2016, Compared to Three Months Ended June 30, 2015

 We have not received significant revenues from our water resource and real estate development activity to date.  Our revenues have been limited to our agricultural operations.  As a result, we have historically incurred a net loss from operations.  We had revenues of $108 thousand for the three months ended June 30, 2016, and $38 thousand for the three months ended June 30, 2015.  We incurred a net loss of $5.6 million in the three months ended June 30, 2016, compared with a $6.0 million net loss during the three months ended June 30, 2015.  The lower net loss during the quarter ended June 30, 2016 was a result of a decrease in general and administrative expenses related to lower litigation costs related to the Water Project, offset by an increase in interest expense due to additional convertible debt issuance.

 Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e., general and administrative expense) and our interest expense.  We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

 Revenues  Revenue totaled $108 thousand during the three months ended June, 2016, compared to $38 thousand during the three months ended June 30, 2015.  The increase in revenue in 2016 is primarily due to an increase in rental income related to the FVF Lease (see "Agricultural Development", above).

 Cost of Sales  Cost of sales were zero for each of the three months ended June 30, 2016 and 2015.

 General and Administrative Expenses  General and administrative expenses, exclusive of stock-based compensation costs, totaled $2.0 million and $3.5 million for the three months ended June 30, 2016 and 2015, respectively.  The decrease in general and administrative expenses in 2016 was primarily related to lower litigation costs related to the Water Project due to the timing of the appellate litigation (see "Water Resource Development – (3) Environmental/Regulatory Permits", above).

 Compensation costs from stock and option awards for the three months ended June 30, 2016, were $593 thousand, compared with $250 thousand for the three months ended June 30, 2015.  The higher 2016 expense was primarily due to higher stock-based non-cash compensation costs related to shares awarded to the Brownstein law firm for certain legal and advisory services to the Company.  See Note 3 to the Consolidated Financial Statements – "Common Stock".

 Depreciation  Depreciation expense totaled $73 thousand for the three months ended June 30, 2016 and $65 thousand for the three months ended June 30, 2015.

 Interest Expense, net  Net interest expense totaled $3.0 million during the three months ended June 30, 2016 compared to $2.2 million during the same period in 2015.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	June 30,
	2016	2015

Interest on outstanding debt	$2,413	$2,011
Amortization of debt discount	562	168
Amortization of deferred loan costs	63	59

	$3,038	$2,238

 See Note 2 to the Consolidated Financial Statements – "Long-term Debt".

 Income Taxes  Income tax expense was $1 thousand for each of the three months ended June 30, 2016 and 2015.  See Note 5 to the Consolidated Financial Statements – "Income Taxes".

Six Months Ended June 30, 2016, Compared to Six Months Ended June 30, 2015

 We had revenues of $183 thousand for the six months ended June 30, 2016, compared with $56 thousand in revenues during the six months ended June 30, 2015.  We incurred a net loss of $14.4 million in the six months ended June 30, 2016, compared with a $10.8 million net loss during the six months ended June 30, 2015.  The higher year to date loss in 2016 was primarily related to a $2.25 million loss on the extinguishment of debt.  The higher 2016 loss was also related to higher interest expense on additional convertible debt issued and higher amortization expense, offset by a decrease in litigation costs related to the Water Project due to the timing of the appellate litigation.

 Revenues  We had revenues of $183 thousand during the six months ended June 30, 2016, and $56 thousand during the six months ended June 30, 2015.  The increase in revenue in 2016 is primarily due to an increase in rental income related to the FVF Lease (see "Agricultural Development", above).

 Cost of Sales  Cost of sales was zero for each of the six months ended June 30, 2016 and 2015.

 General and Administrative Expenses  General and administrative expenses, exclusive of stock-based compensation costs, totaled $4.2 million and $5.9 million during the six months ended June 30, 2016 and 2015, respectively.  The decrease in general and administrative expenses in 2016 was primarily related to lower litigation costs related to the Water Project due to the timing of the appellate litigation (see "Water Resource Development- (3) Environmental/Regulatory Permits", above).

 Compensation costs from stock and option awards for the six months ended June 30, 2016, totaled $759 thousand compared with $510 thousand for the six months ended June 30, 2015.  The higher 2016 expense was primarily due to higher stock-based non-cash compensation costs related to shares awarded to the Brownstein law firm for certain legal and advisory services to the Company.  See Note 3 to the Consolidated Financial Statements – "Common Stock".

 Depreciation  Depreciation expense totaled $146 thousand for the six months ended June 30, 2016, and $126 thousand for the six months ended June 30, 2015.

 Interest Expense, net  Net interest expense totaled $7.2 million during the six months ended June 30, 2016, compared to $4.4 million during the same period in 2015.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Six Months Ended
	June 30,
	2016	2015

Interest on outstanding debt	$4,655	$3,982
Amortization of debt discount	2,454	332
Amortization of financing costs	120	117

	$7,229	$4,431

 See Note 2 to the Consolidated Financial Statement, "Long-Term Debt".

 Other Income, net  Net other income for the six months ended June 30, 2016, was zero and $70 thousand for the six months ended June 30, 2015.  The amount recorded in 2015 is in connection with a lease modification fee related to the amended lease agreement with Limoneira Company.

 Income Taxes  Income tax expense was $2 thousand for each of the six months ended June 30, 2016 and 2015.  See Note 5 to the Consolidated Financial Statements – "Income Taxes".

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

 Limitations on our liquidity and ability to raise capital may adversely affect us.  Sufficient liquidity is critical to meet our resource development activities.  After consideration of the Convertible Note Financing in April 2016, we currently expect our sources of capital to be sufficient to meet our liquidity needs through February 2017.  To meet our cash needs beyond February 2017, we plan to increase liquidity through a variety of means, including equity or debt placements, through the lease, sale or other disposition of assets or reductions in operating costs.  Equity placements, if made, would be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon our existing stockholders.

 As we continue to actively pursue our business strategy, additional financing may continue to be required.  See "Outlook" below.  The covenants in the term debt do not prohibit our use of additional equity financing and allow us to retain 100% of the proceeds of any equity financing.  We do not expect the loan covenants to materially limit our ability to finance our water development activities.

 At June 30, 2016, we were in compliance with our debt covenants and had no outstanding credit facilities other than the Senior Secured Debt and the convertible notes.

 Cash Used for Operating Activities.  Cash used for operating activities totaled $4.8 million and $5.3 million for the six months ended June 30, 2016 and 2015, respectively.  The cash was primarily used to fund general and administrative expenses related to our water development efforts and litigation costs for the six month periods ended June 30, 2016 and 2015.

 Cash Used for Investing Activities.  Cash used for investing activities during the six months ended June 30, 2016 was zero compared with $240 thousand during the same period in 2015.

 Cash Provided By (Used for) Financing Activities.  Cash provided by financing activities for the six month period ended June 30, 2016 was $8.0 million compared to $12 thousand in cash used for the six months ended June 30, 2015.  The 2016 results include a payment of approximately $11.5 million related to the FVF Lease (see Agricultural Development, above) and $7.6 million in net proceeds related to the Convertible Note Financing, offset by $100 thousand in recorded debt issuance costs and a principal payment on the Senior Secured Debt of approximately $11.0 million.

Outlook

 Short-Term Outlook.  Our cash resources of $5.9 million as of June 30, 2016, provide us with sufficient funds to meet our expected working capital needs through February 2017.  Should we require additional working capital to fund operations, we expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities.  See "Long-Term Outlook".  No assurances can be given, however, as to the availability or terms of any new financing.

 Long-Term Outlook. In the longer term, we will need to raise additional capital to finance working capital needs, capital expenditures and any payments due under our Senior Secured Debt or our convertible notes at maturity (see "Current Financing Arrangements", above).  Our future working capital needs will depend upon the specific measures we pursue in the entitlement and development of our water resources and other developments.  Future capital expenditures will depend primarily on the progress of the Water Project.

 We are evaluating the amount of cash needed, and the manner in which such cash will be raised, on an ongoing basis.  We plan to meet any future cash requirements through a variety of means, including equity or debt placements, or through the sale or other disposition of assets or reductions in operating costs.  Equity placements may be made using our existing shelf registration.  Equity placements, if made, would be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon our existing stockholders.  While the Company expects to continue to raise working capital consistent with its past practices, there can be no assurance that the Company will be able to raise sufficient funds in the capital markets or through the sale or disposition of assets which raises substantial doubt about the Company's ability to continue as a going concern.

Recent Accounting Pronouncements

 See Note 1 to the Consolidated Financial Statements – "Description of Business and Summary of Significant Accounting Policies".

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

 As of June 30, 2016, all of the Company's indebtedness bore interest at fixed rates; therefore, the Company is not exposed to market risk from changes in interest rates on long-term debt obligations.

ITEM 4.     Controls and Procedures

Disclosure Controls and Procedures
The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chief Executive Officer (the "Principal Executive Officer") and Chief Financial Officer (the "Principal Financial Officer") and to its Board of Directors.  Based on their evaluation as of June 30, 2016, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings

CEQA Claims Challenging Water Project Approvals

 Third parties in California have the ability to challenge CEQA approvals in State Court and, in 2012, the Company was named as a real-party-in-interest in nine lawsuits challenging the various Water Project approvals granted by SMWD and San Bernardino County.  In 2013, three cases were dismissed or otherwise settled.  Trial in the six remaining cases, which were brought by two petitioners, began in December 2013 and concluded in February 2014. In September 2014, the Court issued final signed judgments ("Judgments") formally denying all claims brought in the six lawsuits.  The Judgments upheld the environmental review and approvals of the Water Project and also awarded costs to SMWD, the County, Cadiz and Fenner Valley Mutual Water Company as the prevailing parties in the cases.

 During the fourth quarter of 2014, the petitioners filed independent appeals of the six Judgments in the California Court of Appeals, Fourth District.  The Company, SMWD and the County were joined in defense of the Judgements by 11 Amicus Curiae "Friends of the Court" representing a diverse cross section of interests.  Oral argument before the Appeals Court was held in late March 2016.  In May 2016, a three judge Appellate judge panel unanimously sustained the six trial court decisions and validated the Project's environmental review and approvals. Thereafter, the Petitioners did not seek any additional judicial review and on July 16, 2016, the opportunity for the California State Supreme Court to independently review the six Appellate Court opinions on its own motion passed. The Project's environmental review and approval stands with no changes and the Project is no longer subject to any CEQA challenges in Court.

Securities Related Class Action Lawsuit

On April 24, 2015, a putative class action lawsuit, entitled Van Wingerden v. Cadiz Inc., et al., No. 2:15-cv-03080-JAK-JEM, was filed against Cadiz and certain of its directors and officers ("Defendants") in the United States District Court for the Central District of California purporting to assert claims for violation of §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint, which purports to be brought on behalf of all Cadiz shareholders, alleges that the Company's public disclosures were inadequate in relation to the Cadiz Valley Water Conservation, Recovery and Storage Project (the "Water Project").  The complaint seeks unspecified monetary damages and other relief.  The Company believes that the claims alleged in the purported class action lawsuit are baseless and without merit.  On December 2, 2015, Defendants filed a Motion to Dismiss the lawsuit and a hearing on the motion was held in late February 2016.  Following court-mandated mediation discussions in April 2016, and notwithstanding that the Company disputes the allegations in the complaint, the parties agreed to settle the case and filed a notice of settlement with the Court on May 6, 2016.  On May 9, 2016, the Court dismissed the cased without prejudice.  On June 16, 2016, the plaintiffs filed a motion seeking preliminary approval of the settlement and supplemented such motion on July 14, 2016 at the request of the Court.   No further action has been taken in the case to date.  Any potential losses in the future related to this lawsuit will be covered by an insurance policy.

Shareholder Derivative Lawsuit

 On February 6, 2016, a shareholder derivative lawsuit, entitled Herman Boschken v. Keith Brackpool et. al., was filed against certain Cadiz directors and officers ("Derivative Defendants") in State of California County of Los Angeles Superior Court purporting to assert claims for breach of fiduciary duty, corporate waste, gross mismanagement, and unjust enrichment.  The complaint, which purports to be brought on behalf of all Cadiz shareholders, alleges that the Derivative Defendants made false and misleading statements regarding the Company's business and prospects.  This complaint was filed in the wake of Van Wingerden v. Cadiz, Case No. 2:15-cv-03080-JAK-JEM (C.D.C.A. Apr. 24, 2015), described above, and mirrors many of its factual allegations.  Among other things, the complaint seeks unspecified monetary damages and certain changes to corporate governance policies.  The Company believes that the claims alleged in the lawsuit are baseless and without merit.  Pursuant to a Joint Stipulation and Order agreed to by the parties and entered by the Court on April 22, 2016, this Derivative Case is currently stayed pending the dismissal, with prejudice, of the Van Wingerden case described above.  No further action has been taken in this case to date.  No case related activity has yet occurred before the Court.

ITEM 1A.     Risk Factors

 There have been no material changes to the risk factors disclosed in our 2015 Annual Report on Form 10-K.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

 There were no unregistered sales of equity securities during the period except as previously report by the Company on Form 8K filed April 29, 2016.

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

Cadiz Inc.

By:	/s/ Scott S. Slater	August 8, 2016
	Scott S. Slater	Date
Chief Executive Officer and President

By:	/s/ Timothy J. Shaheen	August 8, 2016
	Timothy J. Shaheen	Date
Chief Financial Officer and Secretary