Form 10-Q
period 2016-09-30
CADIZ INC
filed 2016-11-09
CIK 727273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
☑  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2016
OR
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
Yes          No  √
As of October 24, 2016, the Registrant had 19,021,324 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months
	Ended September 30,
($ in thousands except per share data)	2016	2015

Revenues	$120	$227

Costs and expenses:
Cost of sales	-	291
General and administrative	1,977	3,515
Depreciation	73	72

Total costs and expenses	2,050	3,878

Operating loss	(1,930)	(3,651)

Interest expense, net	(3,244)	(2,313)

Loss before income taxes	(5,174)	(5,964)
Income tax provision	1	1

Net loss and comprehensive loss applicable to common stock	$(5,175)	$(5,965)

Basic and diluted net loss per common share	$(0.28)	$(0.33)

Basic and diluted weighted average shares outstanding	18,809	17,822

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Nine Months
	Ended September 30,
($ in thousands except per share data)	2016	2015

Revenues	$303	$283

Costs and expenses:
Cost of sales	-	291
General and administrative	6,973	9,914
Depreciation	219	198

Total costs and expenses	7,192	10,403

Operating loss	(6,889)	(10,120)

Interest expense, net	(10,473)	(6,744)
Loss on extinguishment of debt and debt refinancing	(2,250)	-
Other income	-	70

Loss before income taxes	(19,612)	(16,794)
Income tax provision	3	3

Net loss and comprehensive loss applicable to common stock	$(19,615)	$(16,797)

Basic and diluted net loss per common share	$(1.07)	$(0.95)

Basic and diluted weighted average shares outstanding	18,319	17,752

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
	September 30,	December 31,
($ in thousands except share data)	2016	2015

ASSETS

Current assets:
Cash and cash equivalents	$3,893	$2,690
Accounts receivable	66	187
Prepaid expenses and other	3,455	309

Total current assets	7,414	3,186

Property, plant, equipment and water programs, net	44,255	44,474
Goodwill	3,813	3,813
Other assets	3,531	3,317

Total assets	$59,013	$54,790

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$659	$309
Accrued liabilities	3,911	1,665
Current portion of long-term debt, net	42,564	49

Total current liabilities	47,134	2,023

Long-term debt, net	67,846	107,592
Long-term lease obligations with related party, net	12,068	-
Deferred revenue	750	750
Other long-term liabilities	1,443	923

Total liabilities	129,241	111,288

Contingencies (Note 7)

Stockholders' deficit:
Common stock - $.01 par value; 70,000,000 shares
authorized; shares issued and outstanding – 19,014,953 at
September 30, 2016 and 17,876,016 at December 31, 2015	190	179
Additional paid-in capital	332,729	326,855
Accumulated deficit	(403,147)	(383,532)
Total stockholders' deficit	(70,228)	(56,498)

Total liabilities and stockholders' deficit	$59,013	$54,790

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	For the Nine Months
	Ended September 30,
($ in thousands)	2016	2015

Cash flows from operating activities:
Net loss Adjustments to reconcile net loss to	$(19,615)	(16,797)
net cash used for operating activities:
Depreciation	219	198
Amortization of debt discount and issuance costs	3,277	679
Interest expense added to loan principal	6,942	6,065
Loss on early extinguishment of debt	2,250	-
Compensation charge for stock and share option awards	974	721
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	121	(44)
Increase in prepaid expenses and other	(3,146)	(147)
Increase in other assets	(214)	(214)
Increase in accounts payable	350	253
Increase (decrease) in accrued liabilities	2,432	(147)

Net cash used for operating activities	(6,410)	(9,433)

Cash flows from investing activities:
Additions to property, plant and equipment	-	(351)

Net cash used for investing activities	-	(351)

Cash flows from financing activities:
Up-front payment related to lease liability with related party	11,509	-
Proceeds from the issuance of long-term debt	7,600	-
Debt Issuance costs	(97)	-
Principal payments on long-term debt	(11,399)	(27)

Net cash provided by (used for) financing activities	7,613	(27)

Net increase (decrease) in cash and cash equivalents	1,203	(9,811)

Cash and cash equivalents, beginning of period	2,690	16,206

Cash and cash equivalents, end of period	$3,893	$6,395

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)

($ in thousands except share data)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2015	17,876,016	$179	$326,855	$(383,532)	$(56,498)

Stock-based compensation expense	189,562	2	638	-	640

Issuance of stock to lenders	724,521	7	2,243	-	2,250

Beneficial conversion feature	-	-	1,481	-	1,481

Issuance of stock pursuant to bond conversion	224,854	2	1,512	-	1,514

Net loss and comprehensive loss	-	-	-	(19,615)	(19,615)

Balance as of September 30, 2016	19,014,953	$190	$332,729	$(403,147)	$(70,228)

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates and such differences may be material to the financial statements. The results of operations for the nine months ended September 30, 2016, are not necessarily indicative of results for the entire fiscal year ending December 31, 2016.

Liquidity

The Consolidated Financial Statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $19.6 million for the nine months ended September 30, 2016.  The Company had a working capital deficit of $39.7 million at September 30, 2016, and used cash in operations of $6.4 million for the nine months ended September 30, 2016.

Cash requirements during the nine months ended September 30, 2016, primarily reflect certain administrative and litigation costs related to the Company's water project development efforts.  Currently, the Company's sole focus is the development of its land and water assets.

In April 2016, the Company issued approximately $10.0 million in aggregate principal and accrued interest of its 7.00% Convertible Senior Notes due 2020 ("2020 Notes").  The proceeds from the issuance of the 2020 Notes, approximately $8.0 million before fees, provides the Company with sufficient funds to meet its expected working capital needs through the end of February 2017.

The Company has a first mortgage debt obligation of $43.1 million coming due in September 2017.  Based on the Company's current and anticipated uses of cash resources, the Company will also require additional working capital during 2017.  The Company is evaluating the amount of cash needed, and the manner in which such cash will be raised.  The Company has engaged an investment bank and is currently pursuing a refinancing, extension, or extinguishment of the first mortgage.  The Company may meet any future cash requirements through a variety of means, including equity or debt placements, or through the sale or other disposition of assets.

Limitations on the Company's liquidity and ability to raise capital may adversely affect it.  Sufficient liquidity is critical to meet its resource development activities.  Although the Company currently expects its sources of capital to be sufficient to meet its liquidity needs through the end of February 2017, if the Company cannot raise needed funds or refinance its current $43.1 million debt obligation prior to maturity in September 2017, it might default on its debt obligations, and, accordingly, there would be substantial doubt about the Company's ability to continue as a going concern.

Supplemental Cash Flow Information

The Company is required to pay 50% of its quarterly interest payments on the Senior Secured Debt in cash rather than in accretion to principal.  No other payments are due on the Senior Secured Debt or convertible notes prior to their maturities.

During the nine months ended September 30, 2016, approximately $1.5 million in convertible notes were converted by certain of the Company's lenders.  As a result, 224,854 shares of common stock were issued to the lenders.

Recent Accounting Pronouncements

Accounting Guidance Not Yet Adopted

In May 2014, the FASB issued an accounting standards update on revenue recognition including enhanced disclosures. Under the new standard, revenue is recognized when (or as) a good or service is transferred to the customer and the customer obtains control of the good or service. On July 9, 2015, the FASB approved a one-year deferral, updating the effective date to January 1, 2018.  The Company is currently evaluating this new guidance and cannot determine the impact of this standard at this time.

In August 2014, the FASB issued an accounting standards update requiring an entity's management to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).  The Company is currently evaluating this new guidance which is effective for its 2016 Form 10-K filing, and believes this guidance may have an impact on disclosures as there is currently substantial doubt about the Company's ability to continue as a going concern.

In February 2016, the FASB issued an accounting standards update related to lease accounting including enhanced disclosures. Under the new standard, a lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified assets for a period of time in exchange for consideration. Lessees will classify leases with a term of more than one year as either operating or finance leases and will need to recognize a right-of-use asset and a lease liability. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. This guidance is effective January 1, 2019, but early adoption is permitted. The Company is currently evaluating this new guidance and cannot determine the impact of this standard at this time.

    In March 2016, the FASB issued an accounting standards update to simplify the accounting for share-based payments. Under this new guidance, the tax effects related to share based payments will be recorded through the income statement. Currently, tax benefits in excess of compensation cost ("windfalls") are recorded in equity, and tax deficiencies ("shortfalls") are recorded in equity to the extent of previous windfalls, and then to the income statement. This guidance is effective January 1, 2017, but early adoption is permitted. The new standard also revised reporting on the statement of cash flows.  The Company is currently evaluating this new guidance and cannot determine the impact of this standard at this time.

In August 2016, the FASB issued an accounting standards update which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, but early adoption is permitted. The Company is currently evaluating this new guidance and cannot determine the impact of this standard at this time.

Accounting Guidance Adopted

In April 2015, the FASB issued an accounting standards update that requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. Previously, accounting guidance required these costs to be presented as a deferred charge asset. The Company adopted this guidance in the first quarter of 2016. At September 30, 2016, the amount of debt issuance costs that are reflected as a deduction of "Long-term debt" was $539 thousand. At December 31, 2015 the amount of debt issuance costs that have been reclassified from "Other long-term assets" as a deduction of "Long-term debt" was $626 thousand.

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

On February 8, 2016, the Company entered into a lease agreement with Fenner Valley Farms LLC ("FVF") (the "lessee"), a subsidiary of Water Asset Management LLC, a related party, pursuant to which FVF is leasing, for a 99-year term, 2,100 acres owned by Cadiz in San Bernardino County, California, to be used to plant, grow and harvest agricultural crops ("FVF Lease Agreement"). As consideration for the lease, FVF paid the Company a one-time payment of $12 million upon closing.

 Under the FVF Lease Agreement, the Company has a repurchase option to terminate the lease at any time during the twenty (20) year period following the effective date of the lease ("Termination Option Period") upon (1) repayment of the one-time $12 million lease payment plus a ten percent (10%) compounded annual return (provided that the amount of such payment shall be not less than $14,400,000), (2) reimbursement of water related infrastructure on the leased property plus 8% per annum as well as the actual costs of any farming related infrastructure installed on the leased property and (3) reimbursement of certain pipeline related development expenses, working in coordination with Cadiz, not to exceed $3,000,000 (such payments, the " Termination Payments ").  If (x) Cadiz does not exercise its termination right within such 20-year period or (y) the Agent under Cadiz's credit agreement declares an event of default under Cadiz's Senior Secured Debt and accelerates the indebtedness due and owing thereunder by Cadiz (or such indebtedness automatically accelerates under the terms of Cadiz's Senior Secured Debt), then the lessee may purchase the leased property for $1.00.  The Company has recorded the one-time payment of $12 million, before legal fees, paid by FVF as a long-term lease liability.  The Company's consolidated statement of operations reflects a net charge equal to a 10% finance charge compounding annually over the 20-year Termination Option Period.  The net charge to the consolidated statement of operations reflects (1) rental income associated with the use of the land by FVF over the 20-year termination option period and (2) interest expense at a market rate reflective of a 20-year secured loan transaction. As a result of this transaction, the Company incurred approximately $490 thousand of legal fees which was recorded as a debt discount and is being amortized over the 20-year Termination Option Period.
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
The Senior Secured Debt and the convertible notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company's ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on the Company's ability to issue additional common stock to fund future working capital needs.   At September 30, 2016, the Company was in compliance with its debt covenants.

NOTE 3 – COMMON STOCK

As previously disclosed, in January 2013, the Company revised its then existing agreement with the law firm of Brownstein Hyatt Farber Schreck LLP ("Brownstein").  Under this agreement, the Company is to issue up to a total of 400,000 shares of the Company's common stock, with 100,000 shares earned upon the achievement of each of four enumerated milestones as follows:

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

The first of the four milestones was satisfied in January 2013, and at that time, the Company recorded a stock compensation expense for the first 100,000 shares earned.  In May 2016, the second milestone was earned when a three judge Appellate judge panel unanimously sustained the six trial court decisions and validated the Project's environmental review and approvals.  In accordance with ASC 505, the Company accrued and recognized stock compensation during the third quarter in the amount of $520,000 for the second of the four milestones.  Because the shares are payable three years from the date earned, the fair value of these shares was measured by applying a discount which was determined by using the Finnerty model for discounts for lack of marketability.

NOTE 4 – STOCK-BASED COMPENSATION PLANS AND WARRANTS
The Company has issued options and has granted stock awards pursuant to its 2009 Equity Incentive Plan and 2014 Equity Incentive Plan, as described below.

2009 Equity Incentive Plan

The 2009 Equity Incentive Plan was approved by stockholders at the 2009 Annual Meeting.  The plan provides for the grant and issuance of up to 850,000 shares and options to the Company's employees and consultants.  The plan became effective when the Company filed a registration statement on Form S-8 on December 18, 2009.  All options issued under the 2009 Equity Incentive Plan have a ten-year term with vesting periods ranging from issuance date to 24 months.  As of September 30, 2016, 507,500 common stock options remain outstanding under this plan.
2014 Equity Incentive Plan
The 2014 Equity Incentive Plan was approved by stockholders at the June 10, 2014 Annual Meeting.  The plan provides for the grant and issuance of up to 675,000 shares and options to the Company's employees, directors and consultants.  Upon approval of the 2014 Equity Incentive Plan, all shares of common stock that remained available for award under the 2009 Equity Incentive Plan were cancelled.  Following registration of the 2014 Plan on Form S-8, the Company entered into revised employment agreements with certain senior management that provide for the issuance of up to 162,500 Restricted Stock Units ("RSU's") during the period July 1, 2014 through December 31, 2016 and the issuance of up to 200,000 RSU's in connection with obtaining construction financing for the Water Project.  Of the 162,500 restricted stock units granted on July 1, 2014 pursuant to these employment agreements, 146,250 shares are vested as of September 30, 2016.
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
All options that have been issued under the above plans have been issued to officers, employees and consultants of the Company.  In total, options to purchase 507,500 shares were unexercised and outstanding on September 30, 2016, under the 2009 and 2014 equity incentive plans.

The Company recognized no stock option related compensation costs in each of the nine months ended September 30, 2016 and 2015.  Additionally, no options were exercised during the nine months ended September 30, 2016.

Stock Awards to Directors, Officers, and Consultants

The Company has granted stock awards pursuant to its 2009 Equity Incentive Plan and 2014 Equity Incentive Plan.
Of the total 850,000 shares reserved under the 2009 Equity Incentive Plan, 115,000 restricted shares of common stock were granted on January 14, 2010, and 140,000 restricted shares of common stock were granted on January 10, 2011.  Of the remaining 595,000 shares reserved under the 2009 Equity Incentive Plan, 42,265 shares of common stock were awarded to directors and 507,500 were issued as options as described above as of September 30, 2016.  Upon approval of the 2014 Equity Incentive Plan in June 2014, 45,235 shares remaining available for award under the 2009 Equity Incentive Plan were cancelled.
Under the 2014 Equity Incentive Plan, 189,880 shares have been awarded to the Company directors, consultants and employees as of September 30, 2016.  Of the 189,880 shares awarded, 17,365 shares were awarded to the Company's directors for services performed during the plan year ended June 30, 2016.  These shares will vest and be issued on January 31, 2017.

The Company recognized stock-based compensation costs of $974,000 and $722,000 for the nine months ended September 30, 2016 and 2015, respectively.

NOTE 5 – INCOME TAXES

As of September 30, 2016, the Company had net operating loss ("NOL") carryforwards of approximately $247 million for federal income tax purposes and $146 million for California state income tax purposes.  Such carryforwards expire in varying amounts through the year 2035.  Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

As of September 30, 2016, the Company possessed unrecognized tax benefits totaling approximately $2.8 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against its net deferred tax assets.

The Company's tax years 2012 through 2015 remain subject to examination by the Internal Revenue Service, and tax years 2012 through 2015 remain subject to examination by California tax jurisdictions.  In addition, the Company's loss carryforward amounts are generally subject to examination and adjustment for a period of three years for federal tax purposes and four years for California purposes, beginning when such carryovers are utilized to reduce taxes in a future tax year.

 Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against these assets.  Accordingly, no deferred tax asset has been reflected in the accompanying consolidated balance sheets.

NOTE 6 – NET LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding.  Options, deferred stock units, warrants and the zero coupon term loan convertible into or exercisable for certain shares of the Company's common stock were not considered in the computation of net loss per share because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 11,923,000 and 8,543,000 for the three months ended September 30, 2016 and 2015, respectively; and 10,737,000 and 8,414,000 for the nine months ended September 30, 2016 and 2015, respectively.

NOTE 7 – CONTINGENCIES
On April 24, 2015, a putative class action lawsuit, entitled Van Wingerden v. Cadiz Inc., et al., No. 2:15-cv-03080-JAK-JEM, was filed against Cadiz and certain of its directors and officers ("Defendants") in the United States District Court for the Central District of California purporting to assert claims for violation of §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint, which purports to be brought on behalf of all Cadiz shareholders, alleges that the Company's public disclosures were inadequate in relation to the Cadiz Valley Water Conservation, Recovery and Storage Project (the "Water Project").  The complaint seeks unspecified monetary damages and other relief.  The Company believes that the claims alleged in the purported class action lawsuit are baseless and without merit.  On December 2, 2015, Defendants filed a Motion to Dismiss the lawsuit and a hearing on the motion was held in late February 2016.  Following court-mandated mediation discussions in April 2016, and notwithstanding that the Company disputes the allegations in the complaint, the parties agreed to settle the case and filed a notice of settlement with the Court on May 6, 2016.  On May 9, 2016, the Court dismissed the case without prejudice.  On June 16, 2016, the plaintiffs filed a motion seeking preliminary approval of the settlement and supplemented such motion on July 14, 2016 at the request of the Court.  On September 30, 2016, the Court issued an order granting preliminary approval of the settlement. In the settlement, the Company makes no admission of liability or wrongdoing and does not concede the validity of any of the allegations or legal claims made in the litigation. A hearing is scheduled for February 6, 2017 to finalize the terms of settlement.  The Company recorded a liability of $3.0 million in accrued liabilities based on the terms of the preliminary settlement.  The Company's corporate insurance policy is expected to cover the costs of this litigation and, therefore, the Company also recorded $3.0 million in other assets.

    On February 6, 2016, a shareholder derivative lawsuit, entitled Herman Boschken v. Keith Brackpool et. al., was filed against certain Cadiz directors and officers ("Derivative Defendants") in State of California County of Los Angeles Superior Court purporting to assert claims for breach of fiduciary duty, corporate waste, gross mismanagement, and unjust enrichment.  The complaint, which purports to be brought on behalf of all Cadiz shareholders, alleges that the Derivative Defendants made false and misleading statements regarding the Company's business and prospects.  This complaint was filed in the wake of Van Wingerden v. Cadiz, Case No. 2:15-cv-03080-JAK-JEM (C.D.C.A. Apr. 24, 2015), described above, and mirrors many of its factual allegations.  Among other things, the complaint seeks unspecified monetary damages and certain changes to corporate governance policies.  The Company believes that the claims alleged in the lawsuit are baseless and without merit.  Pursuant to a Joint Stipulation and Order agreed to by the parties and entered by the Court on April 22, 2016, this Derivative Case was stayed pending the dismissal, with prejudice, of the Van Wingerden case described above.  With a preliminarily approved settlement completed in the Van Wingerden v. Cadiz case, described above, settlement discussions with the plaintiffs in the Herman Boschken v. Keith Brackpool et. al. case have resumed. No activity has yet occurred before the Court.  While the Company believes that this purported class action lawsuit is without merit, pursuant to applicable accounting requirements, the Company will evaluate this matter on an ongoing basis and record accruals for contingencies if the Company concludes that it is probable that a loss will be incurred and the amount of the loss can be reasonably estimated.  In many situations, including the purported class action, in which such matters are being contested, the outcome is not predictable and any potential loss is not estimable.

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

We believe that the long-term highest and best use of our land and water assets can best be realized through the development of a combination of water supply and storage projects at our properties. Therefore, the Company has been primarily focused on the development of the Cadiz Valley Water Conservation, Recovery and Storage Project (the "Water Project" or "Project"), which will capture and conserve millions of acre-feet 1  of native groundwater currently being lost to evaporation from the aquifer system beneath our 34,000-acre property in the Cadiz and Fenner valleys of eastern San Bernardino County (the "Cadiz/Fenner Property"), and deliver it to water providers throughout Southern California (see "Water Resource Development") .   We believe that the ultimate implementation of this Water Project will provide a significant source of future cash flow.

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
_____________________________
1 One acre-foot is equal to approximately 326,000 gallons or the volume of water that will cover an area of one acre to a depth of one-foot.  An acre-foot is generally considered to be enough water to meet the annual water needs of two average California households.

    Availability of supplies in California also differs greatly from year to year due to natural hydrological variability.  Over the last several years, California has struggled through an historic drought featuring record-low winter precipitation and reservoir storage levels. An "El Nino" weather pattern developed at the end of 2015 and brought wet conditions to California, yet snowpack and precipitation remained average for the year, especially in Southern California.  As a result, California began its water year on October 1, 2016 in a sixth year of drought.
The Water Project is one of the few nearly "shovel-ready" supply options in Southern California that could help alleviate the region's water supply challenges (see "Water Resource Development" below). Following sweeping rulings in favor of the Water Project issued in May 2016 by the California Court of Appeal, 4th District, all litigation challenging the adequacy of environmental review under California law and the County's approval of a groundwater conservation and extraction plan were dismissed in their entirety in July of 2016.  The County of San Bernardino's approval of the Project is now final and the Company's conservation and extraction of 2.5 million acre-feet of groundwater over 50 years under the terms of the groundwater management plan has vested under applicable law.
In addition to an urgent need in California for new, reliable water supplies, demand for agricultural land with water rights is also at an all-time high. Therefore, in addition to our Water Project proposal, we are also engaged in agricultural joint ventures at the Cadiz/Fenner Property that put some of the groundwater currently being lost to evaporation from the underlying aquifer system to immediate beneficial use.
We have farmed portions of the Cadiz/Fenner Property since the late 1980s relying on groundwater from the aquifer system for irrigation and we believe the site is well suited for various permanent and seasonal crops. In 1993, we secured permits to develop agriculture on up to 9,600 acres of the property and withdraw groundwater from the underlying aquifer system for irrigation.  We initially developed 1,900 acres of agriculture at the Property, including a well-field and manifold system, and have since maintained various levels of crops on the Property as we developed the Water Project.   In February 2016 we completed arrangements to lease 2,100 acres of the Cadiz/Fenner Property for agricultural development (see "Agricultural Development" below) as a result of significant interest from third parties in expanding agricultural activity at the Cadiz/Fenner Property.
As part of the agricultural investments to be conducted under our agricultural lease arrangements, the groundwater production capacity of the property's existing well-field is expected to be enhanced through infrastructure improvements that are complementary to the Water Project.  Following site work completed in 2015, including the drilling of three additional exploratory wells, we have identified suitable locations for the drilling of high-production wells that could produce all of the water allowable under our existing permit for implementation of the Water Project or alternatively to supply irrigation water for all of the agricultural land.  While any additional well-field development for agricultural use would be financed by our agricultural partners as provided under our agricultural lease arrangements, the Company retained a call feature that allows us, at any time in the initial 20 years, to acquire the well-field and integrate any new agricultural well-field infrastructure developed into the Water Project's facilities.
Our ongoing working capital requirements relate largely to the final development activities associated with the Water Project and those activities related to further development of our land and agricultural assets consistent with the Water Project.  While we continue to believe that the ultimate implementation of the Water Project will provide the primary source of our future cash flow, we also believe there is significant additional value in our underlying agricultural assets.

We also continue to explore additional uses of our land and water resource assets, including the marketing of our approved desert tortoise land conservation bank, which is located on our properties outside the Water Project area, solar-energy development, and other long-term legacy uses of our properties, such as habitat conservation and cultural development.

Water Resource Development

The Water Project is designed to capture and conserve billions of gallons of renewable native groundwater currently being lost annually to evaporation from the aquifer system underlying our Cadiz/Fenner Property, and provide a new, reliable water supply for approximately 400,000 people in Southern California.  The total quantity of groundwater to be recovered and conveyed to Water Project participants will not exceed a long-term annual average of 50,000 acre-feet per year for 50 years.  The Water Project also offers participants the ability to carry-over their annual supply, and store it in the groundwater basin from year to year.  A second phase of the Water Project, Phase II, will offer approximately one million acre-feet of underground storage capacity that can be used to hold imported water supplies at the Water Project area.

Water Project facilities required for Phase I primarily include, among other things:

- High yield wells designed to efficiently recover available native groundwater from beneath the Water Project area;

- A water conveyance pipeline to deliver water from the well field to Project participants; and

- An energy source to provide power to the well-field, pipeline and pumping plant.

If an imported water storage component of the Water Project is ultimately implemented in Phase II, the following additional facilities would be required, among other things:

- A pumping plant to pump water through the conveyance pipeline from the CRA to the Water Project well-field; and

-  Spreading basins, which are shallow settling ponds that will be configured to efficiently percolate water from the ground surface down to the water table using subsurface storage capacity for the storage of water.

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

The pipeline route was fully analyzed in the Water Project's Final Environmental Impact Report ("EIR") produced as part of the California Environmental Quality Act ("CEQA") environmental review process, which was completed in 2012. As an existing transportation corridor, the route, which avoids sensitive habitats, was found to be the environmentally preferred route for the pipeline.  In 2009, the federal government stated that no federal environmental review of the pipeline route was required under the National Environmental Policy Act ("NEPA"), because the pipeline was within the scope of the ARZC's right-of-way grant.

Our plan to construct the Project pipeline within the railroad right-of-way is similar to, and modeled after, the thousands of other existing longitudinal uses of rail corridors across the United States today, such as telecommunications lines, natural gas and petroleum product lines and other water lines.  Under the  General Railroad Right-of-Way Act of March 3, 1875 ("1875 Act"), according to which many of these railroad corridors were established, a railroad right-of-way over federal lands can be used by third parties without additional federal permitting so long as the use also derives from or furthers railroad purposes, at least in part.  This interpretation of the 1875 Act was confirmed by Memorandum Opinion M-37025 issued by the Solicitor of the US Department of the Interior on November 4, 2011 ("2011 M-Opinion").

The Project includes the following features provided in furtherance of railroad purposes:

- Remotely operated fire-suppression systems at each of the existing creosote-treated wooden trestles,

- Inline hydro power generation dedicated to railroad operations including crossing operations, lighting, heating and cooling facilities for transloading,

- A new access road along the entire pipeline route to enable maintenance, emergency access and shorten routes for crew-changes,

- Fiber optic information transmission to convey track-speed and cameras in aid of emergency and to discourage vandalism, and

- The distribution of water for the operation of a steam powered locomotive, fire-suppression and other miscellaneous uses.

    In August 2014, the U.S. Bureau of Land Management issued guidance (Instruction Memorandum No. 2014-122) to its field offices requiring the evaluation of ALL  existing and proposed uses of 1875 Act railroad rights-of-way to ensure consistency with the M-Opinion.  While there are thousands of existing uses of 1875 Act railroad right-of-ways across the US, the Water Project conveyance pipeline was chosen to be the first evaluated by the BLM under the 2011 M-Opinion and Instruction Memorandum No. 2014-122.  After our submission of support documentation, the Company received notification from the BLM California Office in April 2015 that it was analyzing the Project's proposed use of the ARZC right-of-way and expected to provide the results of this evaluation to the BLM Washington D.C. office by the end of summer 2015.
Without any further consultation, on October 2, 2015, the retiring Director of the California Office of the BLM signed a letter that would later be sent to ARZC and the Company summarizing that the Project pipeline is outside the scope of the ARZC right-of-way, because a pipeline is not an original railroad purpose, and would therefore require a new federal right-of-way permit prior to construction.  We believe this finding disregards federal law and policy and strays from the framework provided for in the binding 2011 M-Opinion, which states in relevant part:

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

Immediately after the receipt of the October 2015 guidance, the Company sent a letter to the Director of the BLM National Office, Neil Kornze, outlining our objections to its findings and seeking its reconsideration.  Several Members of Congress also raised concerns about the guidance and its inconsistencies with existing federal policy governing third party railroad right-of-way use, issuing public statements to the press.  In November 2015, a bipartisan group of House Members from California met in person with Director Kornze to further express concern.  Then, in December 2015, nine House Members joined in a letter to Director Kornze formally objecting to the BLM California guidance and seeking its reconsideration or reversal. Director Kornze offered a meeting with the newly appointed Director of the California Office of the BLM, which occurred in March 2016. In the meeting, BLM staff was not prepared to discuss the framework utilized to evaluate the Water Project's proposed use of the ARZC right-of-way. We have had no further formal consultation with BLM California since that time
Meanwhile, numerous United States congressional representatives have also worked to clarify the scope of the congressionally granted 1875 Act right-of-way (ROW) for all who rely on them for necessary infrastructure.  Railroad ROWs have been routinely used for fiber optics and communications lines, energy, electricity, water, wastewater, sewer, and natural gas lines in accordance with law and policy encouraging the co-location of utilities within existing transportation corridors.

Earlier this year, 23 bi-partisan members of the U.S. House of Representatives from ten states wrote to the House's Appropriations Subcommittee on Interior, Environment and Related Agencies requesting language be added to the fiscal year 2017 (FY17) Appropriations bill to clarify the scope of railroad ROW grants.  Language responsive to this request was included in the FY17 House Interior and Environment Appropriations Bill (H.R.5538), an annual funding measure for the Department of the Interior, the Environmental Protection Agency, the US Forest Service, and various related agencies, including the BLM. HR 5538 passed the US House of Representatives in July 2016. No similar appropriations bill, funding the BLM, has been passed by the Senate this year.  All FY17 appropriations bills are expected to be conferenced and considered by the House and Senate prior to the start of the new Congress in 2017.  We believe that if signed into law, the language now contained in the House appropriations bill will enable third parties, including the Company, to carry-on existing and future activities within the scope of existing active railroad ROWs without the need to secure a separate ROW grant from BLM.
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
(3)  Environmental/Regulatory Permits
In order to properly develop and quantify the sustainability of the Water Project, and prior to initiating the formal permitting process for the Water Project, we commissioned environmental consulting firm CH2M to complete a comprehensive study of the water resources at the Project area.  Following a year of analysis, CH2M released its study of the aquifer system in February 2010.  Utilizing new models produced by the U.S. Geological Survey in 2006 and 2008, the study estimated the total groundwater in storage in the aquifer system to be between 17 and 34 million acre-feet, a quantity on par with Lake Mead, the nation's largest surface reservoir.  The study also identified a renewable annual supply of native groundwater in the aquifer system currently being lost to evaporation.  CH2M's findings, which were peer reviewed by leading groundwater experts, confirmed that the aquifer system could sustainably support the Water Project.

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

CEQA review

As a necessary condition for requisite permits, the Project required public review and evaluation under the California Environmental Quality Act ("CEQA").  As discussed in (2), above, we entered into environmental cost-sharing agreements with all participating water providers creating a framework for funds to be committed by each participant to share in the costs associated with the CEQA review work.  SMWD served as the lead agency for the review process, which began in February 2011 with SMWD's issuance of a Notice of Preparation ("NOP") of a Draft Environmental Impact Report ("Draft EIR").

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
Following SMWD's certification of the Final EIR, the San Bernardino County Board of Supervisors voted on October 1, 2012 to approve the GMMMP for the Project and adopted certain findings under CEQA, becoming the first Responsible Agency to take an approving action pursuant to the certified EIR.  San Bernardino County served as a Responsible Agency in the CEQA review process as the local government entity responsible for oversight of groundwater resources in the Cadiz Valley.
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

During the fourth quarter of 2014, the petitioners filed independent appeals of the six Judgments in the California Court of Appeals, Fourth District.  The Company, SMWD and the County were joined in defense of the Judgments by 11 Amicus Curiae "Friends of the Court" representing a diverse cross section of interests.  Oral argument before the Appeals Court was held in late March 2016.  In May 2016, a three-judge Appellate panel unanimously sustained the six trial court decisions and validated the Project's environmental review and approvals. Thereafter, the Petitioners did not seek any additional judicial review and on July 16, 2016, the opportunity for the California State Supreme Court to independently review the six Appellate Court opinions on its own motion passed and all litigation was dismissed. As a result, the County of San Bernardino's approval of the Project is now final and the Company's conservation and extraction of 2.5 million acre-feet of groundwater over 50 years under the terms of the groundwater management plan has vested under applicable law.
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
As described above, construction of Phase I of the Water Project would primarily consist of wellfield facilities at the Project site, a conveyance pipeline extending approximately 43 miles along the right-of-way described in (1), above, from the wellfield to the CRA, and an energy source to pump water through the conveyance pipeline between the Project well-field and the CRA.  The construction of these facilities, which we expect would cost approximately $250 million, will require capital financing that we expect to be secured by the proceeds of our definitive Purchase and Sale Agreements described above and the new facility assets.  Of this amount, approximately $35 million would be necessary for construction of the well-field.  The Company's existing corporate term debt provides us the flexibility to incorporate Water Project construction financing up to $300 million within our current debt structure.
Existing Pipeline Asset

We currently hold ownership rights to a 96-mile existing idle natural gas pipeline from the Cadiz/Fenner Property to Barstow, California that we intend to convert for the transportation of water.

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

In December 2012, we entered into a new agreement with EPNG dividing the 220-mile pipeline in Barstow, California, with the Company gaining ownership rights to the 96-mile eastern segment between Barstow and the Cadiz Valley and returning to EPNG rights to the 124-mile western segment.  The 96-mile eastern portion from the Cadiz Valley to Barstow was identified as the most critical segment of the line for accessing the nearest points on the California State Water Project infrastructure system.  The Barstow area serves as a hub for water delivered from northern and central California to communities in Southern California's High Desert.
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

The Northern Pipeline Routes also represent new opportunities for the Company independent of the Water Project to offer water transportation to locations along the pipeline route that are not presently interconnected by existing water infrastructure.  The entire 220-mile pipeline crosses California's major water infrastructure as well as urban and agricultural centers and can be utilized to transport water, independent of the Water Project, between users who presently lack direct interconnections along the pipeline route. We are presently engaged in discussions with parties that may be interested in such transportation.

Agricultural Development

Within the Cadiz/Fenner Property, all of the existing 34,000 acres are currently zoned for agriculture.  Within this total, 9,600 acres are currently designated under a conditional use permit, 2,100 acres of which have been developed for agricultural operations.  Additionally, there are housing and kitchen facilities that support up to 300 employees.  The underlying groundwater, fertile soil, and desert temperatures are well suited for a wide variety of fruits and vegetables.

As of September 30, 2016, one hundred and sixty of these acres consisted of vineyard grown to produce dried-on-the-vine organic raisins.  Three hundred and forty of these acres were farmed to lemons under a 2013 lease agreement with Limoneira Company ("Limoneira"), a related party.  The remaining acres were fallow.  We derive our agricultural revenues through direct farming and sale of our products into the market or through the lease of our agricultural properties to third parties for farming.  The entire organic raisin crop grown at the property was farmed by the Company and we incurred all of the costs required to produce and harvest the crop.  The harvested raisins were then sold in bulk to a raisin processing facility.

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
Agricultural expansion will allow us to immediately realize underlying value associated with our land and water assets while we continue to progress Water Project implementation.  Additional well-field will be necessary to be constructed by FVF to fully irrigate the agricultural property under the lease.  Any new well-field infrastructure will be compatible with the Water Project, once it is implemented.  Further, the FVF Lease also provides the Company with a call option, in the initial 20 years, to redirect the beneficial use of groundwater at the Property from agriculture to the Water Project and integrate the agricultural infrastructure into the Water Project facilities.
Additional Eastern Mojave Properties

We also own approximately 11,000 acres outside of the Cadiz/Fenner Valley area in other parts of the Mojave Desert in eastern San Bernardino County.

Our primary landholding outside of the Cadiz area is approximately 9,000 acres in the Piute Valley.  This landholding is located approximately 15 miles from the resort community of Laughlin, Nevada, and about 12 miles from the Colorado River town of Needles, California.  Extensive hydrological studies, including the drilling and testing of a full-scale production well, have demonstrated that this landholding is underlain by high-quality groundwater.  The aquifer system underlying this property is naturally recharged by precipitation (both rain and snow) within a watershed of approximately 975 square miles and could be suitable for a water supply project, agricultural development or solar energy production.  These properties are located in or adjacent to areas designated by the federal government as National Monument, Critical Desert Tortoise Habitat and/or Desert Wilderness Areas and are suitable candidates for preservation and conservation.

Additionally, we own acreage located near Danby Dry Lake in Ward Valley, approximately 30 miles southeast of our Cadiz/Fenner Valley properties.  The Danby Dry Lake property is located approximately 10 miles north of the CRA.  Initial hydrological studies indicate that the area has excellent potential for a water supply project.  Certain of the properties in this area may also be suitable for agricultural development, solar energy development and/or preservation and conservation.

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

 Results of Operations
Three Months Ended September 30, 2016, Compared to Three Months Ended September 30, 2015

We have not received significant revenues from our water resource and real estate development activity to date.  Our revenues have been limited to our agricultural operations.  As a result, we have historically incurred a net loss from operations.  We had revenues of $120 thousand for the three months ended September 30, 2016, and $227 thousand for the three months ended September 30, 2015.  We incurred a net loss of $5.2 million in the three months ended September 30, 2016, compared with a $6.0 million net loss during the three months ended September 30, 2015.  The lower net loss during the quarter ended September 30, 2016 was a result of a decrease in general and administrative expenses related to lower litigation costs related to the Water Project, offset by an increase in interest expense due to additional convertible debt issuance.

Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e., general and administrative expense) and our interest expense.  We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

Revenues  Revenue totaled $120 thousand during the three months ended September 30, 2016, compared to $227 thousand during the three months ended September 30, 2015.  The 2016 revenue is primarily related to rental income from the FVF Lease (see "Agricultural Development", above).

Cost of Sales  Cost of sales were zero for the three months ended September 30, 2016, and $291 thousand for the three months ended September 30, 2015.  The negative gross margin in 2015 was a result of lower revenues due to a smaller raisin harvest in 2015.

    General and Administrative Expenses  General and administrative expenses, exclusive of stock-based compensation costs, totaled $1.8 million and $3.3 million for the three months ended September 30, 2016 and 2015, respectively.  The decrease in general and administrative expenses in 2016 was primarily related to lower litigation costs related to the Water Project due to the timing of the appellate litigation (see "Water Resource Development – (3) Environmental/Regulatory Permits", above).

Compensation costs from stock and option awards for the three months ended September 30, 2016, were $215 thousand, compared with $212 thousand for the three months ended September 30, 2015.

Depreciation  Depreciation expense totaled $73 thousand for the three months ended September 30, 2016 and $72 thousand for the three months ended September 30, 2015.

Interest Expense, net  Net interest expense totaled $3.2 million during the three months ended September 30, 2016 compared to $2.3 million during the same period in 2015.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	September 30,
	2016	2015

Interest on outstanding debt	$2,541	$2,083
Amortization of debt discount	639	174
Amortization of deferred loan costs	64	56

	$3,244	$2,313

See Note 2 to the Consolidated Financial Statements – "Long-term Debt".

Income Taxes  Income tax expense was $1 thousand for each of the three months ended September 30, 2016 and 2015.  See Note 5 to the Consolidated Financial Statements – "Income Taxes".

Nine Months Ended September 30, 2016, Compared to Nine Months Ended September 30, 2015

We had revenues of $303 thousand for the nine months ended September 30, 2016, compared with $283 thousand in revenues during the nine months ended September 30, 2015.  We incurred a net loss of $19.6 million in the nine months ended September 30, 2016, compared with a $16.8 million net loss during the nine months ended September 30, 2015.  The higher year-to-date loss in 2016 was primarily related to a $2.25 million loss on the extinguishment of debt.  The higher 2016 loss was also related to higher interest expense on additional convertible debt issued and higher amortization expense, offset by a decrease in litigation costs related to the Water Project due to the timing of the appellate litigation.

Revenues  We had revenues of $303 thousand during the nine months ended September 30, 2016, and $283 thousand during the nine months ended September 30, 2015.  The 2016 revenue is primarily related to rental income from the FVF Lease (see "Agricultural Development", above).
Cost of Sales  Cost of sales was zero for the nine months ended September 30, 2016, and $291 thousand for the nine months ended September 30, 2015.  The negative gross margin in 2015 was a result of lower revenues due to a smaller raisin harvest in 2015.
General and Administrative Expenses  General and administrative expenses, exclusive of stock-based compensation costs, totaled $6.0 million and $9.2 million during the nine months ended September 30, 2016 and 2015, respectively.  The decrease in general and administrative expenses in 2016 was primarily related to lower litigation costs related to the Water Project due to the timing of the appellate litigation (see "Water Resource Development- (3) Environmental/Regulatory Permits", above).

Compensation costs from stock and option awards for the nine months ended September 30, 2016, totaled $974 thousand compared with $722 thousand for the nine months ended September 30, 2015.  The higher 2016 expense was primarily due to higher stock-based non-cash compensation costs related to shares awarded to the Brownstein law firm for certain legal and advisory services to the Company.  See Note 3 to the Consolidated Financial Statements – "Common Stock".

Depreciation  Depreciation expense totaled $219 thousand for the nine months ended September 30, 2016, and $198 thousand for the nine months ended September 30, 2015.

Interest Expense, net  Net interest expense totaled $10.5 million during the nine months ended September 30, 2016, compared to $6.7 million during the same period in 2015.  The following table summarizes the components of net interest expense for the two periods (in thousands):
	Nine Months Ended
	September 30,
	2016	2015

Interest on outstanding debt	$7,196	$6,065
Amortization of debt discount	3,093	506
Amortization of financing costs	184	173

	$10,473	$6,744

See Note 2 to the Consolidated Financial Statement, "Long-Term Debt".

Other Income, net  Net other income for the nine months ended September 30, 2016, was zero and $70 thousand for the nine months ended September 30, 2015.  The amount recorded in 2015 is in connection with a lease modification fee related to the amended lease agreement with Limoneira Company.

Income Taxes  Income tax expense was $3 thousand for each of the nine months ended September 30, 2016 and 2015.  See Note 5 to the Consolidated Financial Statements – "Income Taxes".

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

In April 2016, we issued approximately $10.0 million in aggregate principal and accrued interest of its 7.00% Convertible Senior Notes due 2020 ("2020 Notes").  The proceeds from the issuance of the 2020 Notes, approximately $8.0 million before fees, provides the Company with sufficient funds to meet its expected working capital needs through the end of February 2017.

During the nine months ended September 30, 2016, approximately $1.5 million in convertible notes were converted by certain of our lenders.  As a result, 224,854 shares of common stock were issued to the lenders.

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

At September 30, 2016, we were in compliance with our debt covenants and had no outstanding credit facilities other than the Senior Secured Debt and the convertible notes.

Cash Used for Operating Activities.  Cash used for operating activities totaled $6.4 million and $9.4 million for the nine months ended September 30, 2016 and 2015, respectively.  The cash was primarily used to fund general and administrative expenses related to our water development efforts and litigation costs for the nine month periods ended September 30, 2016 and 2015.

Cash Used for Investing Activities.  Cash used for investing activities during the nine months ended September 30, 2016 was zero compared with $351 thousand during the same period in 2015.

Cash Provided By (Used for) Financing Activities.  Cash provided by financing activities for the nine month period ended September 30, 2016 was $7.6 million compared to $27 thousand in cash used for the nine months ended September 30, 2015.  The 2016 results include a payment of approximately $11.5 million related to the FVF Lease (see Agricultural Development, above) and $7.6 million in net proceeds related to the Convertible Note Financing, offset by $100 thousand in recorded debt issuance costs and a principal payment of approximately $11.0 million on the Senior Secured Debt.

Outlook
    Short-Term Outlook.  Our cash resources of $3.9 million as of September 30, 2016, provide us with sufficient funds to meet our expected working capital needs through February 2017.  Additionally, our existing first mortgage debt obligation of $43.1 million comes due in September 2017.  We have engaged an investment bank and are currently pursuing a refinancing, extension, or extinguishment of the first mortgage prior to that time.  The first mortgage is secured by our underlying land and water assets.  We will also require additional working capital to fund operations, and we expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities.  See "Long-Term Outlook".  No assurances can be given, however, as to the availability or terms of any new financing.

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

We are evaluating the amount of cash needed, and the manner in which such cash will be raised, on an ongoing basis.  We plan to meet any future cash requirements through a variety of means, including equity or debt placements, or through the sale or other disposition of assets.  Limitations on our liquidity and ability to raise capital may adversely affect us.  Sufficient liquidity is critical to meet our resource development activities.  Although we currently expect our sources of capital to be sufficient to meet our liquidity needs through the end of February 2017, if we cannot raise needed funds, the Company might default on its debt obligations, and accordingly, there would be substantial doubt about our ability to continue as a going concern.

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements – "Description of Business and Summary of Significant Accounting Policies".

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2016, all of the Company's indebtedness bore interest at fixed rates; therefore, the Company is not exposed to market risk from changes in interest rates on long-term debt obligations.

ITEM 4.     Controls and Procedures

Disclosure Controls and Procedures
The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chief Executive Officer (the "Principal Executive Officer") and Chief Financial Officer (the "Principal Financial Officer") and to its Board of Directors.  Based on their evaluation as of September 30, 2016, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings

Securities Related Class Action Lawsuit

On April 24, 2015, a putative class action lawsuit, entitled Van Wingerden v. Cadiz Inc., et al., No. 2:15-cv-03080-JAK-JEM, was filed against Cadiz and certain of its directors and officers ("Defendants") in the United States District Court for the Central District of California purporting to assert claims for violation of §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint, which purports to be brought on behalf of all Cadiz shareholders, alleges that the Company's public disclosures were inadequate in relation to the Cadiz Valley Water Conservation, Recovery and Storage Project (the "Water Project").  The complaint seeks unspecified monetary damages and other relief.  The Company believes that the claims alleged in the purported class action lawsuit are baseless and without merit.  On December 2, 2015, Defendants filed a Motion to Dismiss the lawsuit and a hearing on the motion was held in late February 2016.  Following court-mandated mediation discussions in April 2016, and notwithstanding that the Company disputes the allegations in the complaint, the parties agreed to settle the case and filed a notice of settlement with the Court on May 6, 2016.  On May 9, 2016, the Court dismissed the case without prejudice.  On June 16, 2016, the plaintiffs filed a motion seeking preliminary approval of the settlement and supplemented such motion on July 14, 2016 at the request of the Court.   On September 30, 2016, the Court issued an order granting preliminary approval of the settlement. In the settlement, the Company makes no admission of liability or wrongdoing and does not concede the validity of any of the allegations or legal claims made in the litigation. A hearing is scheduled for February 6, 2017 to finalize the terms of settlement.  The preliminarily approved settlement would be paid under our corporate insurance policy and not from our own cash resources.

ITEM 1A.     Risk Factors

There have been no material changes to the risk factors disclosed in our 2015 Annual Report on Form 10-K.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the period.

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

Cadiz Inc.

By:	/s/ Scott S. Slater	November 9, 2016
	Scott S. Slater	Date
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Timothy J. Shaheen	November 9, 2016
	Timothy J. Shaheen	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)