Form 10-K
period 2016-12-31
CADIZ INC
filed 2017-03-16
CIK 727273

united states
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-K

☑   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2016

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
Yes  ☐  No ☒
Indicate by a check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐  No ☒
Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒  No ☐
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
Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐  Smaller Reporting Company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐  No ☒
The aggregate market value of the common stock held by nonaffiliates as of June 30, 2016 was approximately $92,899,031 based on 15,826,070 shares of common stock outstanding held by nonaffiliates and the closing price on that date.  Shares of common stock held by each executive officer and director and by each entity that owns more than 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 10, 2017, the Registrant had 22,174,925 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant's definitive Proxy Statement to be filed for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.  The Registrant is not incorporating by reference any other documents within this Annual Report on Form 10-K except those footnoted in Part IV under the heading "Item 15. Exhibits, Financial Statement Schedules".

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

Overview

  We are a land and water resource development company with 45,000 acres of land in three areas of eastern San Bernardino County, California.  Virtually all of this land is underlain by high-quality, naturally recharging groundwater resources, and is situated in proximity to the Colorado River and the Colorado River Aqueduct ("CRA"), California's primary mode of water transportation for imports from the Colorado River into the State.   Our properties are suitable for various uses, including large-scale agricultural development, groundwater storage and water supply projects. Our main objective is to realize the highest and best use of our land and water resources in an environmentally responsible way.

  We believe that the long-term highest and best use of our land and water assets can best be realized through the development of a combination of water supply and storage projects at our properties. Therefore, the Company has been primarily focused on the development of the Cadiz Valley Water Conservation, Recovery and Storage Project ("Water Project" or "Project"), which will capture and conserve millions of acre-feet1 of native groundwater currently being lost to evaporation from the aquifer system beneath our 34,000-acre property in the Cadiz and Fenner valleys of eastern San Bernardino County (the "Cadiz/Fenner Property"), and deliver it to water providers throughout Southern California (see "Water Resource Development"). A second phase of the Water Project would offer storage of up to one million acre-feet of imported water in the aquifer system.   We believe that the ultimate implementation of this Water Project will provide a significant source of future cash flow.
___________________________________

1 One acre-foot is equal to approximately 326,000 gallons or the volume of water that will cover an area of one acre to a depth of one-foot.  An acre-foot is generally considered to be enough water to meet the annual water needs of one average California household.

  The primary factor driving the value of such projects is ongoing pressure on California's traditional water supplies and the resulting demand for new, reliable supply solutions that can meet both immediate and long-term water needs.  Available supply is constrained by environmental and regulatory restrictions on each of the State's three main water sources:  the CRA, the State Water Project, which provides water supplies from Northern California to the central and southern parts of the state, and the Los Angeles Aqueduct, which delivers water from the eastern Sierra Nevada mountains to Los Angeles.  Southern California's water providers rely on imports from these systems for a majority of their water supplies, but deliveries from all three into the region have been below capacity over the last several years.

  Availability of supplies in California also differs greatly from year to year due to natural hydrological variability.  Over the last several years, California has struggled through an historic drought featuring record-low winter precipitation and reservoir storage levels. However, following a series of strong storms through the 2016-2017 winter, California has received record amounts of rain and snow, eliminating drought conditions in much of Northern California and easing drought in the South. The rapid swing from drought to an extremely wet year has challenged California's traditional infrastructure system, and deliveries into Southern California from the State Water Project, Colorado River Aqueduct and Los Angeles Aqueduct remain below capacity.

  The Water Project is a local supply option in Southern California that could help address the region's water supply challenges by providing new reliable supply and local groundwater storage opportunities (see "Water Resource Development" below) in both dry and wet years. The Project has received permits in accordance with the California Environmental Quality Act ("CEQA") which allow the capture and conservation of 2.5 million acre-feet of groundwater over 50 years under the terms of a groundwater management plan approved by San Bernardino County, which is responsible for groundwater use at the Project area.

  Our 2017 working capital requirements relate largely to the final development activities associated with the Water Project and those activities consistent with the Water Project related to further development of our land and agricultural assets.  While we continue to believe that the ultimate implementation of the Water Project will provide the primary source of our future cash flow, we also believe there is significant additional value in our underlying agricultural assets.  Demand for agricultural land with water rights is at an all-time high; therefore, in addition to our Water Project proposal, we are engaged in agricultural joint ventures at the Cadiz/Fenner Property that put some of the groundwater currently being lost to evaporation from the underlying aquifer system to immediate beneficial use. We have farmed portions of the Cadiz/Fenner Property since the late 1980s relying on groundwater from the aquifer system for irrigation and have found the site is well suited for various permanent and seasonal crops. Presently, the property has 2,100 acres leased to third parties for a variety of crops, including citrus, dried-on-the-vine raisins and seasonal vegetables.

  We also continue to explore additional uses of our land and water resource assets, including renewable energy development, the marketing of our approved desert tortoise land conservation bank, which is located on our properties outside the Water Project area, and other long-term legacy uses of our properties, such as habitat conservation and cultural development.

(a)     General Development of Business

  We are a Delaware corporation formed in 1992.  As part of our historical business strategy, we have conducted our land acquisition, water development activities, agricultural operations, and other land development initiatives to maximize the long-term value of our properties and future prospects (see "Narrative Description of Business").

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

  In 1997, we entered into the first of a series of agreements with the Metropolitan Water District of Southern California ("Metropolitan"), the largest water wholesaler in the region and owner of the nearby CRA, to jointly design, permit, and build such a project ("2002 Project").  Between 1997 and 2002, we and Metropolitan received substantially all of the state and federal approvals required to construct and operate the 2002 Project, including a Record of Decision ("ROD") from the U.S. Department of the Interior, which approved the 2002 Project and offered a right-of-way for construction of facilities, including a 35-mile water conveyance pipeline from the Cadiz/Fenner Property to the CRA across federal lands.  In October 2002, Metropolitan's staff brought the right-of-way matter before its Board of Directors.  By a very narrow margin, the Metropolitan Board voted not to accept the right-of-way grant nor proceed with the 2002 Project.

  Following Metropolitan's decision, we began to pursue new partnerships and redesigned the 2002 Project to meet the changing needs of Southern California's water providers.  We refocused on the safe and sustainable management of the aquifer system beneath our Cadiz/Fenner Property with the goal of providing a reliable, annual water supply for the region.  To assist with these sustainable management priorities, we entered into a Memorandum of Understanding with the Natural Heritage Institute, a leading global environmental organization committed to protecting aquatic ecosystems.  As part of this "Green Compact", we follow stringent plans for groundwater management and habitat conservation.

  In September 2008 we entered into a lease agreement with the Arizona & California Railroad Company ("ARZC") to utilize its existing right-of-way between the Cadiz property and the CRA to construct a pipeline able to deliver water from the property into the existing Southern California water transportation system. In 2009, the Department of the Interior evaluated the Water Project's proposed use of an existing railroad right-of-way for a water conveyance pipeline and summarized that the proposed pipeline was within the scope of the right-of-way and required no federal BLM permitting.

  Before we began state and local permitting, we commissioned environmental consulting firm CH2M HILL to complete a comprehensive study of the water resources at the Project area.  Following more than one year of analysis, CH2M HILL released its study of the aquifer system in February 2010.  Utilizing new models produced by the U.S. Geological Survey in 2006 and 2008, the study estimated the total groundwater in storage in the aquifer system to be between 17 and 34 million acre-feet, a quantity on par with Lake Mead, the nation's largest surface reservoir.  The study also identified a renewable annual supply of native groundwater in the aquifer system currently being lost to evaporation.  CH2M HILL's findings, which were peer reviewed by leading groundwater experts, confirmed that the aquifer system could sustainably support the Water Project.

  Between 2010 and 2011 six Southern California water providers executed option agreements to participate in the new Water Project.  Under our lease agreement, the ARZC also reserved water from the Water Project to further a variety of critical railroad purposes.

  In accordance with the CEQA, the Water Project began an environmental review and permitting process in 2011 led by Santa Margarita Water District ("SMWD"), one of the Project participants.  After an extensive review process, the SMWD Board of Directors certified the Final Environmental Impact Report on July 31, 2012 and became the first participating agency to convert its option agreement to a Water Purchase and Sale Agreement for firm supplies from the Water Project. On October 1, 2012, San Bernardino County ("County"), a Responsible Agency under CEQA, also adopted CEQA findings and approved the Project's Groundwater Monitoring, Management and Mitigation Plan ('GMMMP", "Plan") and the withdrawal of 50,000 acre-feet (AF) of water per year for 50 years.

  Following receipt of these important approvals, we were named as a real-party-in-interest in nine lawsuits brought by parties seeking a reconsideration of the environmental documents and limitation of the Project approvals granted by SMWD and the County.  Three of these cases were subsequently dismissed or otherwise settled and six lawsuits brought by two petitioners proceeded to trial in Orange County Superior Court ("Court") before one judge in December 2013.  In September 2014, the Court issued final signed judgments ("Judgments") formally denying all claims brought in the six remaining lawsuits.  The Judgments upheld the environmental review and approvals of the Water Project and also awarded costs to SMWD, the County, Cadiz and Fenner Valley Mutual Water Company as the prevailing parties in the cases.

  During the fourth quarter of 2014, the petitioners in the six original Court cases filed independent appeals of the six Judgments with the California Court of Appeals, Fourth District. The appeals cases were heard before a three-judge panel in March 2016. In May 2016, the panel unanimously ruled in favor of the Water Project and in sweeping opinions sustained the lower court rulings. Thereafter, the Petitioners did not seek any additional judicial review and in July 2016, the opportunity for the California State Supreme Court to independently review the six Appellate Court opinions on its own motion passed and all litigation was dismissed. As a result, the County of San Bernardino's approval of the Project is now final and the Company's conservation and extraction of 2.5 million acre-feet of groundwater over 50 years under the terms of the groundwater management plan has vested under applicable law.

  While defending the Project's CEQA permits, the Company and the Water Project participants also worked to complete transportation arrangements to convey Project supplies to end users via a pipeline to be constructed within the ARZC right-of-way and the Colorado River Aqueduct ("CRA"), owned by the Metropolitan Water District of Southern California ("Metropolitan").  Following approval of the Project's permits in 2012, the Company and the Project participants began a dialogue with BLM regarding the Project pipeline in response to federal appropriations language that required the Interior Department to certify that the Project's proposed use of the ARZC right-of-way was within its scope.  The dialogue with the BLM occurred over more than two years and culminated in a controversial guidance opinion issued by the BLM California office in October 2015 that did not certify the Project's proposed use. The Company, the ARZC, Water Project participants, Water Project supporters and members of Congress immediately voiced concern about the guidance opinion via letters, statements and meetings with the BLM.  As a result, legislation is pending before Congress that contains provisions that would clarify the scope of the railroad right-of-way to allow third parties to co-locate infrastructure without additional BLM right-of-way permitting. We believe that if signed into law, the language now contained in the House appropriations bill will enable third parties, including the Company, to carry on existing and future activities within existing railroad ROWs over federal lands without the need to secure a separate ROW grant from BLM.

  In 2017, we have continued our efforts in support of this legislation and expect to finalize contracts with Project participating agencies, as well as continue final design and implementation planning for Project construction.

  Given the strong demand for agricultural land with access to water, in addition to our ongoing efforts to implement the Water Project, we also continue to farm the Cadiz/Fenner Property.  In February 2016 we entered into lease arrangements that allow our farming tenants to further develop the existing agricultural well-field to supply water for their expanded farming use and also enable the Company to acquire the well-field within a twenty-year period through a call feature in the lease and employ these wells as part of the Water Project. The well-field infrastructure and related improvements are substantially similar, regardless of whether the water is applied for agricultural use or conserved for the Water Project.

  See "Narrative Description of Business" below for more detail.

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

Water Resource Development

  Our portfolio of water resources is located in proximity to the Colorado River and the Colorado River Aqueduct ("CRA"), the principal source of imported water for Southern California, and provides us with the opportunity to participate in a variety of water supply, water storage, and conservation programs with public water agencies and other partners.

  The Cadiz Valley Water Conservation, Recovery and Storage Project

  We own approximately 34,000 acres of land and the subsurface strata, inclusive of the unsaturated soils and appurtenant water rights in the Cadiz and Fenner valleys of eastern San Bernardino County (the "Cadiz/Fenner Property").  The aquifer system underlying this property is naturally recharged by precipitation (both rain and snow) within a watershed of approximately 1,300 square miles.  See Item 2, "Properties – The Cadiz/Fenner Valley Property".

  The Cadiz Valley Water Conservation, Recovery and Storage Project (the "Water Project" or "Project") is designed to supply, capture and conserve billions of gallons of renewable native groundwater currently being lost annually to evaporation from the aquifer system underlying our Cadiz/Fenner Property, and provide a new, reliable water supply for approximately 400,000 people in Southern California.  The total quantity of groundwater to be recovered and conveyed to Water Project participants will not exceed a long-term annual average of 50,000 acre-feet per year for 50 years.  The Water Project also offers participants the ability to carry-over their annual supply, and store it in the groundwater basin from year to year.  A second phase of the Water Project, Phase II, will offer up to one million acre-feet of underground storage capacity that can be used to hold imported water supplies at the Water Project area.

  Water Project facilities required for Phase I primarily include, among other things:

•	High-yield wells designed to efficiently recover available native groundwater from beneath the Water Project area;

•	A water conveyance pipeline to deliver water from the well-field to the CRA for further delivery to Project participants; and

•	An energy source to provide power to the well-field, pipeline and pumping facilities.

If an imported water storage component of the Water Project is ultimately implemented in Phase II, the following additional facilities would be required, among other things:

•	Facilities to pump water through the conveyance pipeline from the CRA to the Water Project well-field and/or through the Company's pipeline from Cadiz to Barstow, CA; and

•
Spreading basins, which are shallow settling ponds that will be configured to efficiently percolate water from the ground surface down to the water table using subsurface storage capacity for the storage of water.

  In 2016, the Company focused on completing the remaining steps to implement the Project, including clearance to use an existing railroad right-of-way for its conveyance pipeline and defending the Water Project's CEQA permits in the California Court of Appeal. Prior to construction, the Water Project must (1) complete efforts to secure its pipeline right-of-way, (2) finalize contracts with Project participating agencies and secure transportation arrangements to deliver water into each participant's service area, and (3) secure private construction financing. Below is a discussion of present activities to advance these objectives.

(1)	Water Conveyance Pipeline Right-of-Way

Pipeline from Cadiz to CRA

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

  The pipeline route was fully analyzed in the Water Project's Final Environmental Impact Report ("EIR") as part of the CEQA environmental review process completed in 2012.  As an existing transportation corridor, the route, which avoids sensitive habitats, was found to be the environmentally preferred route for the pipeline.  In 2009, the federal government stated that no federal environmental review of the pipeline route was required under the National Environmental Policy Act ("NEPA"), because the pipeline was within the scope of the ARZC's right-of-way grant.

  Our plan to construct the Project pipeline within the railroad right-of-way is similar to, and modeled after, the thousands of other existing longitudinal uses of rail corridors across the United States today, such as telecommunications lines, natural gas and petroleum product lines and other water lines.  Under the General Railroad Right-of-Way Act of March 3, 1875 ("1875 Act"), according to which many of these railroad corridors were established, a railroad can lease its property for third party uses without permitting of the federal government so long as the use also derives from or furthers railroad purposes, at least in part.  This interpretation of the 1875 Act was confirmed by Memorandum Opinion M-37025 issued by the Solicitor of the US Department of the Interior on November 4, 2011 ("2011 M-Opinion"), which state in relevant part:

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

  In response to inquiries from the BLM beginning in 2012 about these purposes, the Company, the ARZC and Water Project participants had numerous meetings with the BLM and provided several documents over multiple years for background about the railroad purposes that would be furthered by the Project over several years.  In April 2015 BLM California notified the Company that it was analyzing the Project's proposed use of the ARZC right-of-way and expected to provide the results of this evaluation to the BLM Washington D.C. office by the end of summer 2015.

  On October 2, 2015, the Director of the California Office of the BLM signed a letter that would later be sent to ARZC and the Company summarizing that the Project pipeline is outside the scope of the ARZC right-of-way, because a water pipeline would not primarily further a railroad purpose or originate from a railroad purpose, and would therefore require a new federal right-of-way permit prior to construction.  We believe this finding disregards federal law and policy and strays from the framework provided for in the binding 2011 M-Opinion, and therefore we immediately pursued steps to rescind the October determination.

  Several Members of Congress raised concerns about the 2015 guidance and its inconsistencies with existing federal policy governing third party railroad right-of-way use.  As a result of inquiries from Congress, BLM California's newly appointed Director met with the Company, the ARZC and Project participants in March 2016.  However, BLM representatives at the meeting were not prepared to discuss the framework utilized to evaluate the Water Project's proposed use of the ARZC right-of-way.

  Following the production of documents produced via a Freedom of Information Act request in (June) 2016 regarding BLM's evaluation of the Project's use of the railroad right-of-way, we have had no further formal consultation with BLM California. The guidance letter is under investigation by the House of Representatives Oversight & Government Reform Committee and the Interior Department Inspector General.

  Meanwhile, numerous United States congressional representatives have worked to clarify the scope of the congressionally granted 1875 Act right-of-way (ROW) for all who rely on them for necessary infrastructure, including, for example, fiber optics and communications lines, energy, electricity, water, wastewater, sewer, and natural gas lines. In July 2016, language that would clarify the scope of railroad ROW was included in the fiscal year 2017 (FY17) House Interior and Environment Appropriations Bill (H.R.5538), an annual funding measure for the Department of the Interior, the Environmental Protection Agency, the US Forest Service, and various related agencies, including the BLM. HR 5538 passed the US House of Representatives in July 2016, but consideration of the bill has been continued until April 2017.   If this language is not considered in April 2017, it could be delayed until the Fall of 2017.  We believe that if signed into law, the language now contained in the House appropriations bill will enable third parties, including the Company, to carry on existing and future activities within existing railroad ROWs over federal lands without the need to secure a separate ROW grant from BLM.

Northern Pipeline
  We currently own a 96-mile existing idle natural gas pipeline from the Cadiz/Fenner Property to Barstow, California that we intend to convert for the transportation of water. The Barstow area serves as a hub for water delivered from northern and central California to communities in Southern California's High Desert.  In addition, the Company holds an option to purchase a further 124-mile segment of this pipeline from Barstow to Wheeler Ridge, California for $20 million.  This option expires in December 2018.
  Initial feasibility studies indicated that, upon conversion, the 30-inch line could transport between 20,000 and 30,000 acre-feet of water per year between the Water Project area and various points along the Central and Northern California water transportation network. As a result this line could create significant opportunities for our water resource development efforts.

  If this pipeline were to become operational, then the Water Project would link two major water delivery systems in California, providing flexible opportunities for both supply and storage.  The Northern Pipeline could deliver Phase I supplies, either directly or via exchange, to existing and potential customers of Phase I of the Project.  It could also be used to import water to the Project area and provide additional groundwater storage for the region's water providers. Such use is currently being contemplated as part of Phase II of the Water Project.

  The 96-mile pipeline segment was evaluated in the Water Project's EIR during the CEQA process.  Any use of the pipeline would be conducted in conformity with the Project's GMMMP and is subject to further CEQA evaluation and potentially federal environmental permitting.

  The Northern Pipeline also represents new opportunities for the Company independent of the Water Project to offer water transportation to locations along the pipeline route that are not presently interconnected by existing water infrastructure.  The entire 220-mile pipeline crosses California's major water infrastructure as well as urban and agricultural centers and can be utilized to transport water, independent of the Water Project, between users who presently lack direct interconnections along the pipeline route. We are presently engaged in discussions with parties that may be interested in such transportation.

(2)	Agreements with Public Water Agencies or Private Water Utilities & Conveyance Arrangements

  The Company has executed Letters of Intent, option agreements and purchase agreements (collectively, "Agreements") with public water agencies and private water utilities in California during the Project's development. These participating agencies serve more than one million customers in cities throughout California's San Bernardino, Riverside, Los Angeles, Orange, Imperial and Ventura Counties.

  Santa Margarita Water District ("SMWD") was the first participant to convert its option agreement and adopt resolutions approving a Water Purchase and Sale Agreement for 5,000 acre-feet of water.  The structure of the SMWD purchase agreement calls for an annually adjusted water supply payment, plus a pro rata portion of the capital recovery charge and operating and maintenance costs.  The capital recovery charge is calculated by amortizing the total capital investment by the Company over a 30-year term.

  Agreements entered into prior to the beginning of the CEQA review process provide the right to acquire an annual supply of 5,000 acre-feet of water at $775 per acre-foot (2010 dollars, subject to adjustment), which is competitive with the incremental cost of new water.  In addition, these agencies have options to acquire storage rights in the Water Project to allow for the management of their Water Project supplies in complement with their other water resources.  Up to 150,000 acre-feet of carry-over storage is available for reservation by the agencies prior to construction commencement.  Participants that elect to achieve year-to-year flexibility in their use of Project water by utilizing carry-over storage will reserve storage capacity for $1,500 per acre-foot prior to construction.

  Letters of Intent ("LOIs") that have been entered into since completion of the CEQA review process reserve supplies from the Water Project at $960 per acre-foot (2014 dollars, subject to adjustment). These LOIs also include the option to reserve carry-over storage capacity for $1,500 per acre-foot prior to construction.

  Presently, total reservations of supplies from the Water Project via these Agreements are in excess of Water Project capacity and we are working collaboratively with the participating water agencies to account for any oversubscription in the final definitive Purchase and Sale Agreements we enter into with these agencies.

  In addition, prior to construction of the Water Project, terms for moving water supplies in the CRA must be negotiated with Metropolitan, which owns and controls the CRA.  Water Project supplies entering the CRA will comply with Metropolitan's published engineering, design and water quality standards and will be subject to all applicable fees and charges routinely established by Metropolitan for the conveyance of water within its service territory.  Any agreement as to the terms and conditions of the Water Project's use of the CRA will be negotiated between and entered into by Metropolitan and the Project participating agencies, not the Company. Discussions with Metropolitan regarding conveyance of Project water in the CRA have been led by SMWD.  We expect arrangements would be approved by Metropolitan staff and considered by its Board following resolution of BLM discussions related to the conveyance pipeline, discussed above.  Once arrangements are reached, Metropolitan must take action as a responsible agency under CEQA regarding the terms and conditions of the Water Project's use of the CRA to transport water to its participating agencies.

(3)	Construction Financing

  As described above, construction of Phase I of the Water Project would primarily consist of wellfield facilities at the Project site, a conveyance pipeline, and an energy source to pump water through the conveyance pipeline between the Project well-field and the CRA.  The construction of these facilities, which we expect would cost approximately $250 million, will require capital financing that we expect will be secured by the proceeds of our definitive Purchase and Sale Agreements and the new facility assets.  The Company's existing corporate term debt provides us the flexibility to incorporate Water Project construction financing up to $300 million within our current debt structure.

Agricultural Development

  Within the Cadiz/Fenner Property, all of the existing 34,000 acres are currently zoned for agriculture.  In 1993, we secured conditional use permits to develop agriculture on up to 9,600 acres of the property and withdraw groundwater from the underlying aquifer system for irrigation.  We have since maintained various levels of crops on the Property as we developed the Water Project.  In 2013, we entered into a lease agreement with a third party to develop up to 1,480 acres of lemons at the site, 520 acres of which have been planted to date.

  In February 2016, we entered into a lease agreement with Fenner Valley Farms LLC ("FVF"), a subsidiary of Water Asset Management LLC, a related party, pursuant to which FVF leased, for a 99-year term, 2,100 acres at the Cadiz/Fenner property to be used to plant, grow and harvest agricultural crops ("FVF Lease").  As consideration for the lease, FVF paid the Company a one-time payment of $12,000,000 in February 2016. The acreage that was historically farmed by the Company and the acreage that is leased to a third party to develop lemons was included within the leased acreage and assumed by FVF.  Following entry into this lease, the Company is no longer directly involved in the current agricultural operations at the site and all of our agricultural revenue is derived pursuant to the FVF lease.

  As part of the agricultural development to be conducted under the lease arrangements, the groundwater production capacity of the property's existing well-field is expected to be enhanced through infrastructure improvements that are complementary to the Water Project.    While any additional well-field development for agricultural use would be financed by our agricultural partners as provided under our agricultural lease arrangements, the Company retained a call feature that allows us, at any time in the initial 20 years, to acquire the well-field and integrate any new agricultural well-field infrastructure developed into the Water Project's facilities.

Additional Eastern Mojave Properties

  We also own approximately 11,000 acres outside of the Cadiz/Fenner Valley area in two locations within the Mojave Desert in eastern San Bernardino County.

  Our primary landholding outside of the Cadiz area is approximately 9,000 acres in the Piute Valley.  This landholding is located approximately 15 miles from the resort community of Laughlin, Nevada, and about 12 miles from the Colorado River town of Needles, California.  Extensive hydrological studies, including the drilling and testing of a full-scale production well, have demonstrated that this landholding is underlain by high-quality groundwater.  The aquifer system underlying this property is naturally recharged by precipitation (both rain and snow) within a watershed of approximately 975 square miles and could be suitable for a water supply project, agricultural development or solar energy production.  These properties are located in or adjacent to areas designated by the federal government as National Monument, Critical Desert Tortoise Habitat and/or Desert Wilderness Areas and are suitable candidates for preservation and conservation. (see "Land Conservation Bank" below).

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

Employees

  As of December 31, 2016, we employed 9 full-time employees (i.e. those individuals working more than 1,000 hours per year).  We believe that our employee relations are good.

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

Access to Our Information

  Our annual, quarterly and current reports, proxy statements and other information are filed with the Securities and Exchange Commission ("SEC") and are available free of charge through our web site, www.cadizinc.com, as soon as reasonably practical after electronic filing of such material with the SEC.

  Our SEC filings are also available to the public at the SEC website at www.sec.gov.  You may also read and copy any document we file at the SEC's public reference room located at 100 F Street N.E., Washington D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room.

ITEM 1A.  Risk Factors

  Our business is subject to a number of risks, including those described below.

We May Not Be Able To Obtain the Financing We Need To Implement Our Asset Development Programs

  We presently have sufficient funds to meet our expected working capital needs through April 2018, but will continue to require additional working capital to meet our cash resource needs until such time as our asset development programs, including the Water Project, produce revenues.  If we cannot raise funds if and when needed, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.  We cannot assure you that our current lenders, or any other lenders, will give us additional credit should we seek it.  If we are unable to obtain additional credit, we may engage in further financings.  Our ability to obtain financing will depend, among other things, on the status of our asset development programs and general conditions in the capital markets at the time funding is sought.  Any further equity or convertible debt financings would result in the dilution of ownership interests of our current stockholders.

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

  In this regard, federal government appropriations currently direct the U.S. Department of the Interior (the "DOI") to confirm that the Water Project's proposed use of a portion of the railroad right-of-way leased from the ARZC for the Project's conveyance pipeline is within the scope of the original right-of-way grant.  According to existing federal law and direction from the DOI in Memorandum Opinion M-23075, a railroad has the authority to grant third party uses of its right-of-way without BLM permitting if those uses will further, in part, a railroad purpose. The Project and pipeline will further numerous railroad purposes by providing fire suppression, hydropower generation creating additional rail transloading opportunities, fiber optic communications, increased traffic, access to water for business operations, and other benefits. In October 2015, the outgoing Director of the BLM's California State Office notified the Company and the ARZC that, in spite of the railroad purposes furthered by the Project pipeline, he had determined that the Project's pipeline is outside the scope of the ARZC right-of-way because the benefits derive from a pipeline that is not an original railroad purpose.  The letter also stated that if the Project would like to move ahead with the construction of a pipeline within the ARZC right-of-way, then the Company would need to file a new right-of-way application with the BLM.  The October 2015 guidance noted it was not a final determination and could be reconsidered with the presentation of additional information and in the public interest.

  Several Members of Congress have raised concerns about the 2015 guidance and have supported legislative language that would clarify federal policy governing third party use of railroad right-of-way over federal lands.  We believe that if this language were to be signed into law it will enable third parties, including the Company, to carry on existing and future activities within existing railroad ROWs over federal lands without the need to secure a separate ROW grant. The language is expected to be considered as part of a federal appropriations package in April 2017. If this language is not considered in April 2017, it could be delayed until the Fall of 2017.

  In addition, prior to construction of the Water Project, terms for moving water supplies in the CRA must be negotiated with Metropolitan, which owns and controls the CRA.  Water Project supplies entering the CRA will comply with Metropolitan's published engineering, design and water quality standards and will be subject to all applicable fees and charges routinely established by Metropolitan for the conveyance of water within its service territory.  Any agreement as to the terms and conditions of the Water Project's use of the CRA will be negotiated between and entered into by Metropolitan and the Project participating agencies, not the Company. Discussions with Metropolitan regarding conveyance of Project water in the CRA have been led by SMWD.  We expect arrangements would be approved by Metropolitan staff and considered by its Board following resolution of BLM discussions related to the conveyance pipeline, discussed above.  Once arrangements are reached, Metropolitan must take action as a responsible agency under CEQA regarding the terms and conditions of the Water Project's use of the CRA to transport water to its participating agencies.

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

Our Failure to Make Timely Payments of Principal and Interest on Our Indebtedness May Result in a Foreclosure on Our Assets

  As of December 31, 2016, we had total indebtedness outstanding to our lenders of approximately $112.5 million.  Approximately $43.5 million of our indebtedness is secured by our assets and is due in September 2019 (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources").  To the extent that we do not make principal and interest payments on the indebtedness when due, or if we otherwise fail to comply with the terms of agreements governing our indebtedness, we may default on our obligations.

The Conversion of Our Outstanding Convertible Notes into Common Stock Would Dilute the Percentage of Our Common Stock Held by Current Stockholders

  In connection with our March 2013 debt refinance (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources"), we issued approximately $53.5 million in convertible notes, under which principal and accrued interest can be converted into common stock at $8.05 per share at the election of our noteholders prior to maturity in March 2018 (the "2018 Convertible Notes").  In December 2015, certain of the noteholders exchanged their 2018 Convertible Notes for new convertible notes under which principal and accrued interest can be converted into common stock at $6.75 per share at the election of the noteholders prior to a maturity date in March 2020 (the "2020 Convertible Notes").  A total of $48.929 million in original principal amount of the 2018 Convertible Notes were exchanged for 2020 Convertible Notes, leaving $3.390 million in original principal amount of the 2018 Convertible Notes outstanding.  In April 2016, we issued an additional $8.0 million in original principal amount of the 2020 Notes.   As of December 31, 2016, our lenders had converted $8.746 million in original principal amount of the notes, leaving a balance of $52.724 million in original principal amount of these notes.  An election by our lenders to convert all or a portion of principal and accrued interest under the 2018 and 2020 Convertible Notes into common stock will dilute the percentage of our common stock held by current stockholders up to 10.2 million shares as of December 31, 2016, and up to an additional 2.5 million shares if held to maturity.

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

The Cadiz/Fenner Valley Property

  We own approximately 34,000 acres of largely contiguous land in the Cadiz and Fenner valleys of eastern San Bernardino County, California (the "Cadiz/Fenner Property").  This area is located approximately 30 miles north of the Colorado River Aqueduct ("CRA").  We first began acquiring this land in 1983 and shortly thereafter conducted investigations into the feasibility of agricultural development at these lands and overall access to groundwater.  These investigations confirmed the availability of high-quality groundwater in quantities appropriate for agricultural development.

  Additional independent geotechnical and engineering studies conducted since 1985 have confirmed that the Cadiz/Fenner Property overlies a significant aquifer system that would not only support agricultural development, but also is ideally suited for the conservation and recovery of indigenous groundwater, as well as the storage of conserved or imported water, as contemplated by the Water Project.  See Item 1, "Business – Narrative Description of Business – Water Resource Development".

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

Executive Offices

  We lease approximately 7,200 square feet of office space in Los Angeles, California for our executive offices.  The lease terminates in April 2019.  Current base rent under the lease is approximately $15,500 per month.

Cadiz Real Estate

  In December 2003, we transferred substantially all of our assets (with the exception of our office sublease, and certain office furniture and equipment) to Cadiz Real Estate LLC, a Delaware limited liability company ("Cadiz Real Estate").  We hold 100% of the equity interests of Cadiz Real Estate and, therefore, we continue to hold 100% beneficial ownership of the properties that we transferred to Cadiz Real Estate.  The Board of Managers of Cadiz Real Estate currently consists of two managers appointed by us.

  Cadiz Real Estate is a co-obligor under our senior secured term loan, for which assets of Cadiz Real Estate have been pledged as security.

  Because the transfer of our properties to Cadiz Real Estate has no effect on our ultimate beneficial ownership of these properties, we refer throughout this Report to properties owned of record either by Cadiz Real Estate or by us as "our" properties.

Debt Secured by Properties

  Our assets have been pledged as collateral for $43.5 million of senior secured debt outstanding as of December 31, 2016.  Information regarding interest rates and principal maturities is provided in Note 6 to the Consolidated Financial Statements.

ITEM 3.  Legal Proceedings

Securities Related Class Action Lawsuit

  On April 24, 2015, a putative class action lawsuit, entitled Van Wingerden v. Cadiz Inc., et al., No. 2:15-cv-03080-JAK-JEM, was filed against Cadiz and certain of its directors and officers ("Defendants") in the United States District Court for the Central District of California purporting to assert claims for violation of §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint, which was purportedly brought on behalf of all Cadiz shareholders, alleged that the Company's public disclosures were inadequate in relation to the Cadiz Valley Water Conservation, Recovery and Storage Project (the "Water Project").  The complaint sought unspecified monetary damages and other relief.  The Company believed that the claims alleged in the purported class action lawsuit were baseless and without merit.  On December 2, 2015, Defendants filed a Motion to Dismiss the lawsuit and a hearing on the motion was held in late February 2016.  Following court-mandated mediation discussions in April 2016, and notwithstanding that the Company disputes the allegations in the complaint, the parties agreed to settle the case and filed a notice of settlement with the Court on May 6, 2016.  On May 9, 2016, the Court dismissed the case without prejudice.  On June 16, 2016, the plaintiffs filed a motion seeking preliminary approval of the settlement and supplemented such motion on July 14, 2016 at the request of the Court.   On September 30, 2016, the Court issued an order granting preliminary approval of the settlement. In the settlement, the Company made no admission of liability or wrongdoing and did not concede the validity of any of the allegations or legal claims made in the litigation. On February 8, 2017, the Court issued its Order and Final Judgment dismissing the federal class action and finalizing the settlement.  This matter is now closed.  A cash settlement will be paid in accordance with our corporate insurance policy and not from our cash resources.

Shareholder Derivative Lawsuit

  On February 6, 2016, a shareholder derivative lawsuit, entitled Herman Boschken v. Keith Brackpool et. al., was filed against certain Cadiz directors and officers ("Derivative Defendants") in the Superior Court of California State of California County of Los Angeles ("Superior Court") purporting to assert claims for breach of fiduciary duty, corporate waste, gross mismanagement, and unjust enrichment.  The Complaint, which purports to be brought on behalf of all Cadiz shareholders, alleges that the Derivative Defendants made false and misleading statements regarding the Company's business and prospects.  This complaint was filed in the wake of Van Wingerden v. Cadiz, Case No. 2:15-cv-03080-JAK-JEM (C.D.C.A. Apr. 24, 2015), described above, and mirrors many of its factual allegations.  Among other things, the Complaint seeks unspecified monetary damages and certain changes to corporate governance policies.  The Company believes that the lawsuit is without merit.  Notwithstanding that the Company disputes the allegations in the complaint, the parties agreed to settle the case and on January 25, 2017, the Superior Court entered an order preliminarily approving a proposed settlement and approving for dissemination the Notice of Derivative Settlement (the "Notice") to our current shareholders. The proposed settlement is subject to final approval by the Superior Court of California.  In the settlement, the Company makes no admission of liability or wrongdoing and does not concede the validity of any of the allegations or legal claims made in the litigation. Subject to final approval of the settlement by the Superior Court, and in exchange for a release of all claims by the plaintiffs and a dismissal of the Derivative Action with prejudice, the Company has agreed to implement certain corporate governance reforms, and pay certain plaintiffs' attorney fees and expenses. The cash portion of the settlement will be paid in accordance with our corporate insurance policy and not from our cash resources.

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

	High	Low
Quarter Ended	Sales Price	Sales Price

2015:
March 31	$10.66	$10.21
June 30	$8.70	$8.53
September 30	$7.37	$7.24
December 31	$5.45	$5.15

2016:
March 31	$5.43	$5.03
June 30	$5.93	$5.64
September 30	$7.63	$7.04
December 31	$12.65	$12.05

  On March 10, 2017, the high, low and last sales prices for the shares were $14.20, $13.60, and $14.10, respectively.

  As of March 10, 2017, the number of stockholders of record of our common stock was 91.

  To date, we have not paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.  Our senior secured term loan has covenants that prohibit the payment of dividends.

  All securities sold by us during the three years ended December 31, 2016, which were not registered under the Securities Act of 1933, as amended, have been previously reported in accordance with the requirements of Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

STOCK PRICE PERFORMANCE

  The stock price performance graph below compares the cumulative total return of Cadiz Inc. common stock against the cumulative total return of the Standard & Poor's Small Cap 600 NASDAQ U.S. index and the Russell 2016® index for the past five fiscal years. The graph indicates a measurement point of December 31, 2011, and assumes a $100 investment on such date in Cadiz Inc. common stock, the Standard & Poor's Small Cap 600 and the Russell 2016® indices. With respect to the payment of dividends, Cadiz Inc. has not paid any dividends on its common stock, but the Standard & Poor's Small Cap 600 and the Russell 2016® indices assume that all dividends were reinvested. The stock price performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K into any filing under the Securities Act of 1933, as amended, except to the extent that Cadiz Inc. specifically incorporates this graph by reference, and shall not otherwise be deemed filed under such acts.

ITEM 6.  Selected Financial Data

  The following selected financial data insofar as it relates to the years ended December 31, 2016, 2015, 2014, 2013, and 2012 has been derived from our audited financial statements.  The information that follows should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2016 included in Part IV of this Form 10-K.  See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

($ in thousands, except for per share data)
	Year Ended December 31,
	2016	2015	2014	2013	2012
Statement of Operations Data:
Total revenues	$412	$304	$336	$301	$362
Net loss	$(26,339)	$(24,013)	$(18,881)	$(22,677)	$(19,574)
Net loss applicable to common stock	$(26,339)	$(24,013)	$(18,881)	$(22,677)	$(19,574)
Per share:
Net loss (basic and diluted)	$(1.41)	$(1.35)	$(1.15)	$(1.46)	$(1.27)
Weighted-average common shares outstanding	18,719	17,782	16,370	15,570	15,438

	Year Ended December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Total assets	$67,099	$54,790	$67,375	$63,106	$50,437
Long-term debt	$102,374	$107,592	$103,547	$95,349	$63,169
Common stock and additional paid-in capital	$355,554	$327,034	$319,781	$304,140	$301,193
Accumulated deficit	$(409,871)	$(383,532)	$(359,519)	$(340,638)	$(317,961)
Stockholders' (deficit) equity	$(54,317)	$(56,498)	$(39,738)	$(36,498)	$(16,768)

  Common shares issued and outstanding have increased from 15,438,961 at December 31, 2012 to 21,768,864 as of December 31, 2016.  The increase is primarily due to the issuance of shares to investors in registered offerings, private placements, the issuance of shares to investors upon warrant exercises, conversions of notes, debt interest payments in the form of shares and the issuance of shares to employees, vendors and lenders.

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

Overview

  We are a land and water resource development company with 45,000 acres of land in three areas of eastern San Bernardino County, California.  Virtually all of this land is underlain by high-quality, naturally recharging groundwater resources, and is situated in proximity to the Colorado River and the Colorado River Aqueduct ("CRA"), California's primary mode of water transportation for imports from the Colorado River into the State.  Our properties are suitable for various uses, including large-scale agricultural development, groundwater storage and water supply projects.  Our main objective is to realize the highest and best use of these land and water resources in an environmentally responsible way.

  We believe that the long-term highest and best use of our land and water assets can best be realized through the development of a combination of water supply and storage projects at our properties. Therefore, the Company has been primarily focused on the development of the Cadiz Valley Water Conservation, Recovery and Storage Project ("Water Project" or "Project"), which will capture and conserve millions of acre-feet2 of native groundwater currently being lost to evaporation from the aquifer system beneath our 34,000-acre property in the Cadiz and Fenner valleys of eastern San Bernardino County (the "Cadiz/Fenner Property"), and deliver it to water providers throughout Southern California (see "Water Resource Development").  A second phase of the Water Project would offer storage of up to one million acre-feet of imported water in the aquifer system.  We believe that the ultimate implementation of this Water Project will provide a significant source of future cash flow.

  The primary factor driving the value of such projects is ongoing pressure on California's traditional water supplies and the resulting demand for new, reliable supply solutions that can meet both immediate and long-term water needs.  Available supply is constrained by environmental and regulatory restrictions on each of the State's three main water sources:  the CRA, the State Water Project, which provides water supplies from Northern California to the central and southern parts of the state, and the Los Angeles Aqueduct which delivers water from the eastern Sierra Nevada mountains to Los Angeles.  Southern California's water providers rely on imports from these systems for a majority of their water supplies, but deliveries from all three into the region have been below capacity over the last several years.
____________________________________________

2 One acre-foot is equal to approximately 326,000 gallons or the volume of water that will cover an area of one acre to a depth of one-foot.  An acre-foot is generally considered to be enough water to meet the annual water needs of one average California household.

  Availability of supplies in California also differs greatly from year to year due to natural hydrological variability.  Over the last several years, California has struggled through an historic drought featuring record-low winter precipitation and reservoir storage levels.  However, following a series of strong storms through the 2016-2017 winter, California has received record amounts of rain and snow, eliminating drought conditions in much of Northern California and easing drought in the South.  The rapid swing from drought to an extremely wet year has challenged California's traditional infrastructure system, and deliveries into Southern California from the State Water Project, Colorado River Aqueduct and Los Angeles Aqueduct remain below capacity.

  The Water Project is a local supply option in Southern California that could help address the region's water supply challenges by providing new reliable supply and local groundwater storage opportunities (see "Water Resource Development" below) in both dry and wet years. The Project has received permits in accordance with the California Environmental Quality Act ("CEQA") which allow the capture and conservation of 2.5 million acre-feet of groundwater over 50 years under the terms of a groundwater management plan approved by San Bernardino County, which is responsible for groundwater use at the Project area.

  Our 2017 working capital requirements relate largely to the final development activities associated with the Water Project and those activities consistent with the Water Project related to further development of our land and agricultural assets.  While we continue to believe that the ultimate implementation of the Water Project will provide the primary source of our future cash flow, we also believe there is significant additional value in our underlying agricultural assets.  Demand for agricultural land with water rights is at an all-time high; therefore, in addition to our Water Project proposal, we are engaged in agricultural joint ventures at the Cadiz/Fenner Property that put some of the groundwater currently being lost to evaporation from the underlying aquifer system to immediate beneficial use.  We have farmed portions of the Cadiz/Fenner Property since the late 1980s relying on groundwater from the aquifer system for irrigation and have found the site is well suited for various permanent and seasonal crops. Presently, the property has 2,100 acres leased to third parties for a variety of crops, including citrus, dried-on-the-vine raisins and seasonal vegetables.

  We also continue to explore additional uses of our land and water resource assets, including renewable energy development, the marketing of our approved desert tortoise land conservation bank, which is located on our properties outside the Water Project area, and other long-term legacy uses of our properties, such as habitat conservation and cultural development.

Water Resource Development

  The Water Project is designed to supply, capture and conserve billions of gallons of renewable native groundwater currently being lost annually to evaporation from the aquifer system underlying our Cadiz/Fenner Property, and provide a new reliable water supply for approximately 400,000 people in Southern California.  The total quantity of groundwater to be recovered and conveyed to Water Project participants will not exceed a long-term annual average of 50,000 acre-feet per year for 50 years.  The Water Project also offers participants the ability to carry-over their annual supply and store it in the groundwater basin from year to year.  A second phase of the Water Project, Phase II, will offer up to one million acre-feet of storage capacity that can be used to hold imported water supplies at the Water Project area.

  Water Project facilities required for Phase I primarily include, among other things:

•	High-yield wells designed to efficiently recover available native groundwater from beneath the Water Project area;

•	A water conveyance pipeline to deliver water from the well-field to the CRA for further delivery to Project participants; and

•	An energy source to provide power to the well-field, pipeline and pumping facilities.

  If an imported water storage component of the Project is ultimately implemented in Phase II, the following additional facilities would be required, among other things:

•	Facilities to pump water through the conveyance pipeline from the CRA to the Water Project well-field and/or through the Company's pipeline from Cadiz to Barstow, CA; and

•
Spreading basins, which are shallow settling ponds that will be configured to efficiently percolate water from the ground surface down to the water table using subsurface storage capacity for the storage of water.

  In 2016, the Company focused on completing the remaining steps to implement the Project, including clearance to use an existing railroad right-of-way for its conveyance pipeline and defending the Water Project's CEQA permits in the California Court of Appeal. Prior to construction, the Water Project must (1) complete efforts to secure its pipeline right-of-way, (2) finalize contracts with Project participating agencies and secure transportation arrangements to deliver water into each participant's service area, and (3) secure private construction financing. Below is a discussion of present activities to advance these objectives.

(1)	Water Conveyance Pipeline Right-of-Way

Pipeline from Cadiz to CRA

  In September 2008, we secured a right-of-way for the Water Project's water conveyance pipeline by entering into a lease agreement with the Arizona & California Railroad Company ("ARZC"), which operated an active shortline railroad extending from Cadiz to Matthie, Arizona.  The agreement allows for the use of a portion of the railroad's right-of-way to construct and operate a water conveyance pipeline for a period up to 99 years.  The buried pipeline would be constructed parallel to the railroad tracks and be used to convey water between our Cadiz Valley property and the CRA in Freda, California.

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

  The pipeline route was fully analyzed in the Water Project's Final Environmental Impact Report ("EIR") as part of the CEQA environmental review process completed in 2012.  As an existing transportation corridor, the route, which avoids sensitive habitats, was found to be the environmentally preferred route for the pipeline.  In 2009, the federal government stated that no federal environmental review of the pipeline route was required under the National Environmental Policy Act ("NEPA"), because the pipeline was within the scope of the ARZC's right-of-way grant.

  Our plan to construct the Project pipeline within the railroad right-of-way is similar to, and modeled after, the thousands of other existing longitudinal uses of rail corridors across the United States today, such as telecommunications lines, natural gas and petroleum product lines and other water lines.  Under the General Railroad Right-of-Way Act of March 3, 1875 ("1875 Act"), according to which many of these railroad corridors were established, a railroad can lease its property for third party uses without permitting of the federal government so long as the use also derives from or furthers railroad purposes, at least in part.  This interpretation of the 1875 Act was confirmed by Memorandum Opinion M-37025 issued by the Solicitor of the US Department of the Interior on November 4, 2011 ("2011 M-Opinion"), which state in relevant part:

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

  In response to inquiries from the BLM beginning in 2012 about these purposes, the Company, the ARZC and Water Project participants had numerous meetings with the BLM and provided several documents over multiple years for background about the railroad purposes that would be furthered by the Project over several years.  In April 2015 BLM California notified the Company that it was analyzing the Project's proposed use of the ARZC right-of-way and expected to provide the results of this evaluation to the BLM Washington D.C. office by the end of summer 2015.

  On October 2, 2015, the Director of the California Office of the BLM signed a letter that would later be sent to ARZC and the Company summarizing that the Project pipeline is outside the scope of the ARZC right-of-way, because a water pipeline would not primarily further a railroad purpose or originate from a railroad purpose, and would therefore require a new federal right-of-way permit prior to construction.  We believe this finding disregards federal law and policy and strays from the framework provided for in the binding 2011 M-Opinion, and therefore we immediately pursued steps to rescind the October determination.

  Several Members of Congress raised concerns about the 2015 guidance and its inconsistencies with existing federal policy governing third party railroad right-of-way use.  As a result of inquiries from Congress, BLM California's newly appointed Director met with the Company, the ARZC and Project participants in March 2016.  However, BLM representatives at the meeting were not prepared to discuss the framework utilized to evaluate the Water Project's proposed use of the ARZC right-of-way.

  Following the production of documents produced via a Freedom of Information Act request in (June) 2016 regarding BLM's evaluation of the Project's use of the railroad right-of-way, we have had no further formal consultation with BLM California. The guidance letter is under investigation by the House of Representatives Oversight & Government Reform Committee and the Interior Department Inspector General.

  Meanwhile, numerous United States congressional representatives have worked to clarify the scope of the congressionally granted 1875 Act right-of-way (ROW) for all who rely on them for necessary infrastructure, including, for example, fiber optics and communications lines, energy, electricity, water, wastewater, sewer, and natural gas lines. In July 2016, language that would clarify the scope of railroad ROW was included in the fiscal year 2017 (FY17) House Interior and Environment Appropriations Bill (H.R.5538), an annual funding measure for the Department of the Interior, the Environmental Protection Agency, the US Forest Service, and various related agencies, including the BLM. HR 5538 passed the US House of Representatives in July 2016, but consideration of the bill has been continued until April 2017.   If this language is not considered in April 2017, it could be delayed until the Fall of 2017.  We believe that if signed into law, the language now contained in the House appropriations bill will enable third parties, including the Company, to carry-on existing and future activities within existing railroad ROWs over federal lands without the need to secure a separate ROW grant from BLM.

Northern Pipeline

  We currently own a 96-mile existing idle natural gas pipeline from the Cadiz/Fenner Property to Barstow, California that we intend to convert for the transportation of water. The Barstow area serves as a hub for water delivered from northern and central California to communities in Southern California's High Desert.  In addition, the Company holds an option to purchase a further 124-mile segment of this pipeline from Barstow to Wheeler Ridge, California for $20 million.  This option expires in December 2018.
  Initial feasibility studies indicated that, upon conversion, the 30-inch line could transport between 20,000 and 30,000 acre-feet of water per year between the Water Project area and various points along the Central and Northern California water transportation network. As a result this line could create significant opportunities for our water resource development efforts.

  If this pipeline were to become operational, then the Water Project would link two major water delivery systems in California, providing flexible opportunities for both supply and storage.  The Northern Pipeline could deliver Phase I supplies, either directly or via exchange, to existing and potential customers of Phase I of the Project.  It could also be used to import water to the Project area and provide additional groundwater storage for the region's water providers. Such use is currently being contemplated as part of Phase II of the Water Project.

  The 96-mile pipeline segment was evaluated in the Water Project's EIR during the CEQA process.  Any use of the pipeline would be conducted in conformity with the Project's GMMMP and is subject to further CEQA evaluation and potentially federal environmental permitting.

  The Northern Pipeline also represents new opportunities for the Company independent of the Water Project to offer water transportation to locations along the pipeline route that are not presently interconnected by existing water infrastructure.  The entire 220-mile pipeline crosses California's major water infrastructure as well as urban and agricultural centers and can be utilized to transport water, independent of the Water Project, between users who presently lack direct interconnections along the pipeline route. We are presently engaged in discussions with parties that may be interested in such transportation.

(2)	Agreements with Public Water Agencies or Private Water Utilities & Conveyance Arrangements

  The Company has executed Letters of Intent, option agreements and purchase agreements (collectively, "Agreements") with public water agencies and private water utilities in California during the Project's development.  These participating agencies serve more than one million customers in cities throughout California's San Bernardino, Riverside, Los Angeles, Orange, Imperial and Ventura Counties.

  Santa Margarita Water District ("SMWD") was the first participant to convert its option agreement and adopt resolutions approving a Water Purchase and Sale Agreement for 5,000 acre-feet of water.  The structure of the SMWD purchase agreement calls for an annually adjusted water supply payment, plus a pro rata portion of the capital recovery charge and operating and maintenance costs.  The capital recovery charge is calculated by amortizing the total capital investment by the Company over a 30-year term.

  Agreements entered into prior to the beginning of the CEQA review process provide the right to acquire an annual supply of 5,000 acre-feet of water at a $775 per acre-foot (2010 dollars, subject to adjustment), which is competitive with the incremental cost of new water.  In addition, these agencies have options to acquire storage rights in the Water Project to allow for the management of their Water Project supplies in complement with their own water resources.  Up to 150,000 acre-feet of carry-over storage is available for reservation by the agencies prior to construction commencement.  Participants that elect to achieve year-to-year flexibility in their use of Project water by utilizing carry-over storage will reserve storage capacity for $1,500 per acre-foot prior to construction.

  Letters of Intent ("LOIs") that have been entered into since completion of the CEQA review process reserve supplies from the Water Project at $960 per acre-foot (2014 dollars, subject to adjustment).  These LOIs also include the option to reserve carry-over storage capacity for $1,500 per acre-foot prior to construction.

  Presently, total reservations of supplies from the Water Project via these Agreements are in excess of Water Project capacity and we are working collaboratively with the participating water agencies to account for any oversubscription in the final definitive Purchase and Sale Agreements we enter into with these agencies.

  In addition, prior to construction of the Water Project, terms for moving water supplies in the CRA must be negotiated with Metropolitan, which owns and controls the CRA.  Water Project supplies entering the CRA will comply with Metropolitan's published engineering, design and water quality standards and will be subject to all applicable fees and charges routinely established by Metropolitan for the conveyance of water within its service territory.  Any agreement as to the terms and conditions of the Water Project's use of the CRA will be negotiated between and entered into by Metropolitan and the Project participating agencies, not the Company. Discussions with Metropolitan regarding conveyance of Project water in the CRA have been led by SMWD.  We expect arrangements would be approved by Metropolitan staff and considered by its Board following resolution of BLM discussions related to the conveyance pipeline, discussed above.  Once arrangements are reached, Metropolitan must take action as a responsible agency under CEQA regarding the terms and conditions of the Water Project's use of the CRA to transport water to its participating agencies.
(3)	Construction Financing

  As described above, construction of Phase I of the Water Project would primarily consist of wellfield facilities at the Project site, a conveyance pipeline, and an energy source to pump water through the conveyance pipeline between the Project well-field and the CRA.  The construction of these facilities, which we expect would cost approximately $250 million, will require capital financing that we expect will be secured by the proceeds of our definitive Purchase and Sale Agreements and the new facility assets.  The Company's existing corporate term debt provides us the flexibility to incorporate Water Project construction financing up to $300 million within our current debt structure (see "Liquidity and Capital Resources", below).

Agricultural Development

  Within the Cadiz/Fenner Property, all of the existing 34,000 acres are currently zoned for agriculture.  In 1993, we secured conditional use permits to develop agriculture on up to 9,600 acres of the property and withdraw groundwater from the underlying aquifer system for irrigation.  We have since maintained various levels of crops on the Property as we developed the Water Project.  In 2013, we entered into a lease agreement with a third party to develop up to 1,480 acres of lemons at the site, 520 acres of which have been planted to date.

  In February 2016, we entered into a lease agreement with Fenner Valley Farms LLC ("FVF"), a subsidiary of Water Asset Management LLC, a related party, pursuant to which FVF leased, for a 99-year term, 2,100 acres at the Cadiz/Fenner property to be used to plant, grow and harvest agricultural crops ("FVF Lease"). As consideration for the lease, FVF paid the Company a one-time payment of $12,000,000 in February 2016. The acreage that was historically farmed by the Company and the acreage that is leased to a third party to develop lemons was included within the leased acreage.  Following entry into this lease, the Company is no longer directly involved in the current agricultural operations at the site and all of our agricultural revenue is derived pursuant to the FVF lease.

  As part of the agricultural development to be conducted under the lease arrangements, the groundwater production capacity of the property's existing well-field is expected to be enhanced through infrastructure improvements that are complementary to the Water Project.  While any additional well-field development for agricultural use would be financed by our agricultural partners as provided under our agricultural lease arrangements, the Company retained a call feature that allows us, at any time in the initial 20 years, to acquire the well-field and integrate any new agricultural well-field infrastructure developed into the Water Project's facilities.

Additional Eastern Mojave Properties

  We also own approximately 11,000 acres outside of the Cadiz/Fenner Valley area in two locations within the Mojave Desert in eastern San Bernardino County.

  Our primary landholding outside of the Cadiz area is approximately 9,000 acres in the Piute Valley.  This landholding is located approximately 15 miles from the resort community of Laughlin, Nevada, and about 12 miles from the Colorado River town of Needles, California.  Extensive hydrological studies, including the drilling and testing of a full-scale production well, have demonstrated that this landholding is underlain by high-quality groundwater.  The aquifer system underlying this property is naturally recharged by precipitation (both rain and snow) within a watershed of approximately 975 square miles and could be suitable for a water supply project, agricultural development or solar energy production.  These properties are located in or adjacent to areas designated by the federal government as National Monument, Critical Desert Tortoise Habitat and/or Desert Wilderness Areas and are suitable candidates for preservation and conservation (see "Land Conservation Bank" below).

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

Results of Operations

(a)	Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

  We have not received significant revenues from our water resource and real estate development activity to date.  Our revenues have been limited to our agricultural operations.  As a result, we have historically incurred a net loss from operations.  We had revenues of $412 thousand for the year ended December 31, 2016, and $304 thousand for the year ended December 31, 2015.  The net loss totaled $26.3 million for the year ended December 31, 2016, compared with a net loss of $24.0 million for the year ended December 31, 2015.  The higher loss in 2016 was primarily related to a $2.25 million loss on extinguishment of debt.  The higher 2016 loss was also related to higher interest expense on additional convertible debt issued and higher amortization expense, offset by a decrease in litigation costs related to the Water Project due to the timing of the appellate litigation.

  Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e., general and administrative expense) and our interest expense.  We will continue to incur non-cash expense in connection with our management and director equity incentive compensation plans.

  Revenues.  Revenue totaled $412 thousand during the year ended December 31, 2016, compared to $304 thousand during the year ended December 31, 2015.  The 2016 revenue is primarily related to rental income from the FVF Lease (see "Agricultural Development", above).

  Cost of Sales.  Cost of sales were zero for the year ended December 31, 2016, compared with $334 thousand during the year ended December 31, 2015.

  General and Administrative Expenses.  General and administrative expenses during the year ended December 31, 2016, totaled $9.3 million compared with $13.7 million for the year ended December 31, 2015.  Non-cash compensation costs related to stock and option awards are included in general and administrative expenses.

  General and administrative expenses, exclusive of stock-based compensation costs, totaled $8.0 million in the year ended December 31, 2016, compared with $12.6 million for the year ended December 31, 2015.  The decrease in general and administrative expense in 2016 was primarily due to lower litigation costs related to the Water Project due to the timing of the appellate litigation (see Item 1. – "Business, (a) General Development of Business", above.)

  Compensation costs from stock and option awards for the year ended December 31, 2016, totaled $1.3 million compared with $1.1 million for the year ended December 31, 2015.  The higher 2016 expense was primarily due to higher stock-based non-cash compensation costs related to shares awarded to the Brownstein law firm for certain legal and advisory services to the Company.

  Depreciation.  Depreciation expense totaled $292 thousand for the year ended December 31, 2016, and $270 thousand for the year ended December 31, 2015.

  Interest Expense, net.  Net interest expense totaled $14.9 million during the year ended December 31, 2016, compared to $10.1 million during 2015.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Year Ended December 31,
	2016	2015

Interest on outstanding debt	$9,664	$8,237
Amortization of debt discount	4,973	1,635
Amortization of deferred loan costs	238	198

	$14,875	$10,070

  The interest on outstanding debt increased from $8.2 million to $9.7 million due to the compounded interest on the debt facilities resulting in a higher principal balance.  Amortization of debt discount increased from $1.6 million to $5.0 million primarily due to the acceleration of unamortized debt discount related to the conversion of approximately $2.8 million in original principal amount of the 2020 Notes that were issued in April 2016.  See Note 6 to the Consolidated Financial Statements, "Long-Term Debt".

  Debt Refinancings.  In April 2016, we entered into a note purchase agreement with new and existing investors (the "Investors").  Pursuant to the agreement, we issued approximately $10.0 million of our 7.00% Convertible Senior Notes due 2020 ("2020 Notes) in aggregate principal and accrued interest.  The proceeds from the issuance of the 2020 Notes (such 2020 Notes, the "New Notes"), are used for general working capital purposes.  The 2020 Notes accrue interest at 7.00% per year, with no principal or interest payments due prior to maturity on March 5, 2020.  The 2020 Notes, including original principal and accrued interest, are convertible at any time into the Company's common stock at a price of $6.75 per share, pursuant to the terms of the Indenture dated as of December 10, 2015, by and between the Company and US Bank National Association (the "Indenture"), under which the New Notes were issued.  As a result of this transaction, we recorded a debt discount in the amount of $2.0 million which is the difference between the proceeds from this transaction and the principal and accrued interest of New Notes on the day of the issuance.  In addition, based on the conversion rate of $6.75 per share, the fair value of the shares receivable on conversion exceed the $8.0 million in net proceeds; therefore, a beneficial conversion feature was recorded in the amount of $1.48 million.  This amount was recorded as additional debt discount with a corresponding amount recorded as additional paid-in capital.  Such debt discount is accreted to the redemption value of the instrument over the remaining term of the loan.  Furthermore, we incurred $400 thousand in placement agent fees which was recorded as additional debt discount and is being amortized over the remaining term of the loan.

  In November 2016, we entered into an agreement with our senior lenders which (i) extended the maturity date of our secured senior debt from September 2017 to September 2019 and (ii) permits us to satisfy the cash interest payment obligations through the issuance of shares of the Company's common stock.  In connection with the agreement, we issued to our senior lenders an aggregate of 357,500 shares of the Company's common stock and warrants to purchase an aggregate of 357,500 shares of its common stock.  The Company recorded a debt discount in the amount of $3.4 million which is the fair value of the 357,500 shares issued.  Such debt discount is accreted over the remaining term of the loan.  The warrants have a five- year term and an exercise price of $0.01 per share, and become exercisable on May 28, 2017 only if the secured senior debt remains outstanding.  The warrants will be valued at the time they become exercisable which could trigger extinguishment accounting and result in a loss on extinguishment.

(b)	Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

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

  General and administrative expenses, exclusive of stock-based compensation costs, totaled $12.6 million in the year ended December 31, 2015, compared with $9.0 million for the year ended December 31, 2014.  The increase in general and administrative expense in 2015 was primarily due to higher litigation costs related to the Water Project due to the timing of the appellate litigation (see Item 1. – "Business, (a) General Development of Business", above.)and costs related to pre-construction engineering activities in connection with the Water Project.

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

  The interest on outstanding debt increased from $7.7 million to $8.2 million due to the compounded interest on the debt facilities resulting in a higher principal balance.  See Note 6 to the Consolidated Financial Statements, "Long-Term Debt".

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

Also in November 2015, we entered into agreements with 94% of our convertible note holders to exchange their outstanding convertible notes, which were due in March 2018 ("2018 Convertible Notes"), for substantially similar convertible notes now due in March 2020 ("2020 Convertible Notes").  In exchange for this maturity extension, the conversion rate on the 2020 Notes was reduced from $8.05 to $6.75 of accreted principal amount per share.  As a result, the change in fair value of the instrument's conversion feature increased by $5.2 million.  This amount was recorded as additional debt discount with a corresponding amount recorded as additional paid-in capital.  Such debt discount is accreted to the redemption value of the instrument over the new term of the loan as additional interest expense.  Furthermore, approximately $400 thousand of remaining unamortized deferred financing costs associated with the 2018 Convertible Notes that were previously recorded is now being amortized over the new term of the 2020 Convertible Notes.

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

Credit Agreement

  In November 2015, we entered into a First Amendment to the Credit Agreement ("First Amendment") with our senior lenders which granted us the right to extend the maturity date of the first tranche of our Senior Secured Debt ("First Mortgage") from March 2016 to June 2017, which was concurrent with the then existing due date of the second tranche of our Senior Secured Debt.  In consideration of this right, we paid our senior lenders an amendment fee of $2.25 million in additional debt.

  On February 8, 2016, we entered into a Second Amendment to the Credit Agreement with our senior lenders to (i) provide for the application of $10.5 million of a $12 million payment pursuant to the Amended and Restated Fenner Valley Farm Lease (see "Agricultural Development" above) which satisfied the repayment condition of the First Amendment to extend the maturity date; (ii) to require Cadiz to pay 50% of all future quarterly interest payments in cash, rather than in accretion to principal, beginning with the quarterly interest payment due June 5, 2016; and (iii) to provide for certain related matters.  On February 25, 2016, we exercised our right to extend the maturity date of our First Mortgage and, at that time, incurred an additional extension fee of $2.25 million which is to be paid at the election of the lenders in either additional debt or Cadiz common stock to be issued at a predetermined price.

  On March 4, 2016, we entered into a Third Amendment to the Credit Agreement which provided the lenders an additional 90 days to make their election to receive the extension fee in additional debt or Cadiz common stock in exchange for extending the due date of our Senior Secured Debt from June 30, 2017 to September 28, 2017.  In May 2016, the lenders elected to receive the extension fee in Cadiz common stock.

  On April 28, 2016, we entered into a Fourth Amendment to the Credit Agreement with our senior lenders to permit the issuance of additional New Convertible Notes (see "Convertible Notes", below).

  On November 29, 2016, we entered into a Fifth Amendment to the Credit Agreement with our senior lenders to (i) permit us to satisfy the cash interest payment obligations under the Credit Agreement through the issuance of shares of the Company's common stock, and (ii) extend the maturity date of the Credit Agreement from September 28, 2017 to September 28, 2019.

Convertible Notes

  In November 2015, we entered into agreements with 94% of our convertible note holders to exchange their outstanding 2018 Convertible Notes due in March 2018 for substantially similar convertible notes due in March 2020 ("2020 Convertible Notes"), at a ratio of $1.00 in principal amount of new 2020 Convertible Notes for each $1.00 of accreted principal amount of existing 2018 Convertible Notes exchanged.  Holders of $49.025 million in aggregate original principal amount of the Company's existing 2018 Convertible Notes agreed to exchange them for 2020 Convertible Notes.  In exchange for this maturity extension, the conversion rate on the 2020 Convertible Notes was reduced from $8.05 to $6.75 of accreted principal amount per share.  Interest on the 2020 Convertible Notes will continue to accrue at 7% per annum with no payment due until maturity.  In April 2016, we issued approximately $10.0 million in aggregate principal and accrued interest of our 2020 Convertible Notes.

  The Senior Secured Debt and the convertible notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit our ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on our ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the new loans were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At December 31, 2016, we were in compliance with our debt covenants.

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

  At December 31, 2016, we had no outstanding credit facilities other than the Senior Secured Debt and the convertible notes.

  Cash Used for Operating Activities.  Cash used for operating activities totaled $9.5 million for the year ended December 31, 2016, $12.6 million for the year ended December 31, 2015, and $10.1 million for the year ended December 31, 2014.  The cash was primarily used to fund general and administrative expenses related to our water development efforts and litigation costs.

  Cash Used For Investing Activities.  Cash used for investing activities in the year ended December 31, 2016, was zero, compared with $906 thousand for the year ended December 31, 2015, and $72 thousand for the year ended December 31, 2014.  The 2015 period primarily included additional investments in well-field and environmental work related to progressing the Water Project.

  Cash Provided by (Used for) Financing Activities.  Cash provided by financing activities totaled $19.0 million for the year ended December 31, 2016, compared with cash used for financing activities of $42 thousand for the year ended December 31, 2015, and cash provided by financing activities of $14.5 million for the year ended December 31, 2014.  The 2016 results include receipt of approximately $12.0 million related to the FVF Lease (see "Agricultural Development", above), $8.0 million in net proceeds related to the Convertible Note Financing and approximately $10.5 million in proceeds from the issuance of shares under a shelf takedown offering, offset by approximately $960 thousand in recorded debt issuance costs and a principal payment of approximately $10.6 million on the Senior Secured Debt.

(b)     Outlook

  Short-Term Outlook.  Our cash resources of $12.2 million as of December 31, 2016 provide us with sufficient funds to meet our expected working capital needs through April 2018.  Should we require additional working capital to fund operations, we expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities.  See "Long-Term Outlook" below.  No assurances can be given, however, as to the availability or terms of any new financing.

  Long-Term Outlook. In the longer term, we will need to raise additional capital to finance working capital needs, capital expenditures and any payments due under our Senior Secured Debt or our convertible notes at maturity (see "Current Financing Arrangements" above).  Our future working capital needs will depend upon the specific measures we pursue in the entitlement and development of our water resources and other developments.  Future capital expenditures will depend primarily on the progress of the Water Project.

  We are evaluating the amount of cash needed, and the manner in which such cash will be raised, on an ongoing basis.  We plan to meet any future cash requirements through a variety of means, including equity or debt placements.  Limitations on our liquidity and ability to raise capital may adversely affect us.  Sufficient liquidity is critical to meet our resource development activities.  Although we currently expect our cash resources on hand to be sufficient to meet our liquidity needs through April 2018, if we cannot raise needed funds, the Company might default on its debt obligations, and accordingly, there would be substantial doubt about the Company's ability to continue as a going concern.

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

  (1)  Intangible and Other Long-Lived Assets.  Property, plant and equipment, intangible and certain other long-lived assets are depreciated or amortized over their useful lives.  Useful lives are based on management's estimates of the period over which the assets will generate revenue.

  (2) Goodwill. As a result of a merger in May 1988 between two companies, which eventually became known as Cadiz Inc., goodwill in the amount of $7,006,000 was recorded.  Approximately $3,193,000 of this amount was amortized until the adoption of Accounting Standards Codification 350, "Intangibles – Goodwill and Other" ("ASC 350") on January 1, 2002.

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

  The Company uses a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any) for the Company.  The first step, which is performed at least annually, considers whether there are qualitative factors present such that it is more likely than not a goodwill impairment exists.  If based on qualitative factors it is more likely than not a goodwill impairment exists, the Company performs "Step 2" as described below.

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

  ASC 718 also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation as opposed to only recognizing forfeitures and the corresponding reduction in expense as they occur.  As of December 31, 2016, all options outstanding are fully vested; therefore, there is no potential impact of forfeitures.

(d)     New Accounting Pronouncements

  See Note 2 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies".

(e)     Off Balance Sheet Arrangements

  The Company does not have any off balance sheet arrangements at this time.

(f)     Certain Known Contractual Obligations

	Payments Due by Period
Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
(in thousands)

Long-term debt and lease obligations	$125,404	$45	$45,789	$66,815	$12,755

Interest payable	103,799	1,789	8,823	16,812	76,375

Operating leases	1,990	524	866	600	-
	$231,193	$2,358	$55,478	$84,227	$89,130
* The above table does not reflect unrecognized tax benefits of $2.8 million, the timing of which is uncertain. See Note 7 to the Consolidated Financial Statements, "Income Taxes".

  Long-term debt included in the table above primarily reflects the Senior Secured Term Loan and the convertible notes, which is described above in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation; Liquidity and Capital Resources".  Operating  leases include the lease of the Company's executive offices, as described in Item 2, "Properties", and the right-of-way lease with the Arizona & California Railroad Company, as described in Item 1, "Business".

ITEM 7A.     Quantitative and Qualitative Disclosures about Market Risk

  As of December 31, 2016, all of our indebtedness bore interest at fixed rates; therefore, we are not exposed to market risk from changes in interest rates on long-term debt obligations.

ITEM 8.     Financial Statements and Supplementary Data

  The information required by this item is submitted in response to Part IV below. See the Index to Consolidated Financial Statements.

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  Not applicable.

ITEM 9A.  Controls and Procedures

Disclosure Controls and Procedures
  We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including Chief Executive Officer (the "Principal Executive Officer") and Chief Financial Officer (the "Principal Financial Officer") and to our Board of Directors.  Based on their evaluation as of December 31, 2016, our Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.
Management's Report on Internal Control Over Financial Reporting
  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the criteria in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.  The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting
  In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in the Company's internal control over financial reporting that occurred during the last fiscal year that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.     Other Information
Not Applicable.

PART III

ITEM 10.     Directors, Executive Officers and Corporate Governance

  The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2016.

ITEM 11.     Executive Compensation

  The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2016.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

  The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2016.

ITEM 13.     Certain Relationships and Related Transactions, and Director Independence

  The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2016.

ITEM 14.     Principal Accounting Fees and Services

  The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2016.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

1.	Financial Statements. See Index to Consolidated Financial Statements.

2.	Financial Statement Schedule. See Index to Consolidated Financial Statements.

3.	Exhibits.

The following exhibits are filed or incorporated by reference as part of this Form 10-K.

3.1	Cadiz Certificate of Incorporation, as amended (1)

3.2	Amendment to Cadiz Certificate of Incorporation dated November 8, 1996(2)

3.3	Amendment to Cadiz Certificate of Incorporation dated September 1, 1998(3)

3.4	Amendment to Cadiz Certificate of Incorporation dated December 15, 2003(4)

3.5	Certificate of Amendment to the Certificate of Incorporation of Cadiz Inc. effective June 10, 2016 (41)

3.6	Certificate of Elimination of Series D Preferred Stock, Series E-1 Preferred Stock and Series E-2 Preferred Stock of Cadiz Inc. dated December 15, 2003(4)

3.7	Certificate of Elimination of Series A Junior Participating Preferred Stock of Cadiz Inc., dated March 25, 2004(4)

3.8	Amended and Restated Certificate of Designations of Series F Preferred Stock of Cadiz Inc. (5)

3.9	Cadiz Bylaws, as amended (6)

3.10	Amendment to the Bylaws of Cadiz Inc. effective June 10, 2016 (41)

3.11	Second Amended and Restated Certificate of Designations of Series F Preferred Stock of Cadiz Inc. dated June 30, 2006, as corrected by Certificate of Correction dated March 14, 2007(8)

3.12	Certificate of Elimination of Series F Preferred Stock of Cadiz Inc. (as filed August 3, 2007) (9)

4.1	Form of Senior Indenture, between Cadiz Inc. and The Bank of New York Mellon Trust Company, N.A. (27)

4.2	Form of Subordinated Indenture, between Cadiz Inc. and The Bank of New York Mellon Trust Company, N.A. (27)

4.3	First Supplemental Indenture, dated as of October 30, 2013 between Cadiz Inc. and the Bank of New York Mellon Trust Company, N.A. (28)

4.4	Second Supplemental Indenture, dated as of November 23, 2015 between Cadiz Inc. and U.S. Bank National Associations (34)

4.5	Indenture, dated as of December 10, 2015 between Cadiz Inc. and U.S. Bank National Association (35)

4.6	First Supplemental Indenture, dated as of April 28, 2016, by and between Cadiz Inc. and U.S. Bank National Association (40)

4.7	Form of Senior Indenture between Cadiz Inc. and U.S. Bank National Association (42)

4.8	Form of Subordinated Indenture between Cadiz Inc. and U.S. Bank National Association (42)

4.9	MSD Credit Opportunity Master Fund, L.P. Warrant to Purchase Common Stock of Cadiz Inc., Original Issue Date of November 29, 2016 (43)

4.10	MILFAM II L.P. Warrant to Purchase Common Stock of Cadiz Inc., Original Issue Date of November 29, 2016 (43)

4.11	WPI-Cadiz Farm CA, LLC Warrant to Purchase Common Stock of Cadiz Inc., Original Issue Date of November 29, 2016 (43)

10.1	Limited Liability Company Agreement of Cadiz Real Estate LLC dated December 11, 2003(4)

10.2	Amendment No. 1, dated October 29, 2004, to Limited Liability Company Agreement of Cadiz Real Estate LLC (7)

10.3	Amendment No. 2 dated March 5, 2013, to Limited Liability Company Agreement of Cadiz Real Estate LLC (25)

10.4	Amendment No. 2 dated October 1, 2007 to Reorganization Plan and Agreement for Purchase and Sale of Assets dated as of February 18, 1998 among Cadiz Inc. and Mark A. Liggett in his capacity as successor in interest to Exploration Research Associates, Incorporated., a California corporation ("ERA") and in his individual capacity as former sole shareholder of ERA and as the successor in interest to ERA (10)

10.5	Longitudinal Lease Agreement dated September 17, 2008 between Arizona and California Railroad Company and Cadiz Real Estate, LLC (11)

10.6	2009 Equity Incentive Plan (12)

10.7	Services and Exclusivity Agreement with Layne Christensen Company dated November 2, 2009, as amended by amendments dated January 4, 2010, January 27, 2010(13)

10.8	Form of Option Agreement with Santa Margarita Water District (14)

10.9	Form of Environmental Processing and Cost Sharing Agreement with Santa Margarita Water District (14)

10.10	Form of Environmental Processing and Cost Sharing Agreement with Three Valleys Municipal Water District (14)

10.11	Option Agreement with Golden State Water Company dated June 25, 2010(15)

10.12	Option Agreement with Suburban Water Systems dated October 4, 2010(16)

10.13	Amendment No. 3 to the Services and Exclusivity Agreement with Layne Christensen Company dated April 8, 2010(17)

10.14	Letter agreement with Scott S. Slater dated April 12, 2011(18)

10.15	Option Agreement with California Water Service Company dated December 1, 2011(19)

10.16	Option Agreement with Questar Southern Trails Pipeline Company dated August 12, 2011(20)

10.17	Form of Memorandum of Understanding by and among Cadiz Inc., County of San Bernardino and Santa Margarita Water District(21)

10.18	First Amended Agreement to Option Agreement with Questar Southern Trails Pipeline Company dated June 29, 2012(22)

10.19	Water Purchase and Sale Agreement among Cadiz Inc., Cadiz Real Estate LLC, Fenner Valley Mutual Water Company and Santa Margarita Water District dated July 31, 2012(23)

10.20	Groundwater Management, Monitoring, and Mitigation Plan for the Cadiz Valley Groundwater Conservation, Recovery and Storage Project approved by the Santa Margarita Water District and the County of San Bernardino Board of Supervisors effective October 1, 2012(23)

10.21	Second Amended Option Agreement with El Paso Natural Gas Company dated December 7, 2012(24)

10.22	Revised Terms of Engagement with Brownstein Hyatt Farber and Schreck dated January 9, 2013(25)

10.23	Letter agreement with Scott Slater dated January 10, 2013(25)

10.24	Indenture among Cadiz Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of March 5, 2013(25)

10.25	Private Placement Purchase Agreement among Cadiz Inc. and Purchasers (as defined therein) dated as of March 4, 2013(25)

10.26	Exchange Agreement among Cadiz Inc. and Holders (as defined therein) dated March 4, 2013(25)

10.27	Lease Agreement, dated as of July 1, 2013, by and between Cadiz Inc. and Limoneira Company (26)

10.28	Amended and Restated Lease Agreement, dated February 3, 2015, by and between Cadiz Inc. and Limoneira Company (33)

10.29	Amended and Restated Credit Agreement, dated as of October 30, 2013, by and among Cadiz Inc. and Cadiz Real Estate LLC, as the borrowers, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent(28)

10.30	First Amendment to Amended and Restated Credit Agreement, dated as of November 23, 2015, by and among Cadiz Inc. and Cadiz Real Estate LLC, as the borrowers, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent (34)

10.31	Second Amendment to Amended and Restated Credit Agreement, dated as of February 8, 2016, by and among Cadiz Inc. and Cadiz Real Estate LLC, as the borrowers, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent (35)

10.32	Third Amendment to Amended and Restated Credit Agreement, dated as of March 4, 2016, by and among Cadiz Inc. and Cadiz Real Estate LLC, as the borrowers, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent (38)

10.33	Fourth Amendment to Amended and Restated Credit Agreement, dated as of April 28, 2016, by and among Cadiz Inc. and Cadiz Real Estate LLC, as the borrowers, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (40)

10.34	Fifth Amendment to Amended and Restated Credit Agreement, dated as of November 29, 2016, by and among Cadiz Inc. and Cadiz Real Estate LLC, as the borrowers, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (43)

10.35	Form of Note Exchange Agreement, by and between Cadiz Inc. and the convertible note holder party thereto (34)

10.36	Track Utilization Agreement dated September 16, 2013, between Arizona & California Railroad Company and Cadiz Real Estate LLC (29)

10.37	Amended and Restated Employment Agreement between Keith Brackpool and Cadiz Inc. dated June 13, 2014(30)

10.38	Amended and Restated Employment Agreement between Timothy J. Shaheen and Cadiz Inc. dated June 13, 2014(30)

10.39	Form of Securities Purchase Agreement, dated as of November 7, 2014, by and between Cadiz Inc. and the purchaser party thereto(31)

10.40	Form of Water Purchase and Sale Agreement, dated as of December 29, 2014, by and between Cadiz Inc. and San Luis Water District(32)

10.41	Lease Agreement, dated as of December 23, 2015, by and among Cadiz Real Estate LLC, Cadiz Inc. and Water Asset Management LLC (36)

10.42	Amended and Restated Lease Agreement, dated as of February 8, 2016, by and among Cadiz Real Estate LLC, Cadiz Inc. and Fenner Valley Farm, LLC (37)

10.43	Waiver Agreement under Amended and Restated Credit Agreement, dated as of March 9, 2016, by and among Cadiz Inc., Cadiz Real Estate LLC and the Required Lenders(39)

10.44	Private Placement Purchase Agreement, dated as of April 26, 2016, by and among Cadiz Inc. and the purchasers party thereto (40)

10.45	Placement Agent Agreement, dated as of April 26, 2016, by and between Cadiz Inc. and B. Riley & Co. LLC (40)

10.46	Registration Rights Agreement, dated as of April 28, 2016, by and among Cadiz Inc. and the holders party thereto (40)

10.53	Closing Share and Warrant Issuance Agreement by and between Cadiz Inc. and MSD Credit Opportunity Master Fund, L.P., dated as of November 29, 2016 (43)

10.54	Closing Share and Warrant Issuance Agreement by and between Cadiz Inc. and MILFAM II L.P., dated as of November 29, 2016 (43)

10.55	Closing Share and Warrant Issuance Agreement by and between Cadiz Inc. and WPI-Cadiz Farm CA, LLC, dated as of November 29, 2016 (43)

10.56	Form of Interest Share Issuance Agreement (43)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Scott Slater, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Scott Slater, Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________________________________________________________________________

(1)	Previously filed as an Exhibit to our Registration Statement on Form S-1 (Registration No. 33-75642) declared effective May 16, 1994 filed on February 23, 1994
(2)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 filed on November 14, 1996
(3)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 filed on November 13, 1998
(4)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003 filed on November 2, 2004
(5)	Previously filed as an Exhibit to our Current Report on Form 8-K dated November 30, 2004 filed on December 2, 2004
(6)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed on August 13, 1999
(7)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed on March 31, 2005
(8)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 16, 2007
(9)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 6, 2007

(10)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 14, 2008
(11)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed on November 10, 2008
(12)	Previously filed as Appendix A to our definitive proxy dated November 3, 2009, and filed on November 5, 2009
(13)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 15, 2010
(14)	Previously filed as an Exhibit to our Current Report on Form 8-K dated June 23, 2010 and filed on June 24, 2010
(15)	Previously filed as an Exhibit to our Current Report on Form 8-K dated June 25, 2010 and filed on June 30, 2010
(16)	Previously filed as an Exhibit to our Current Report on Form 8-K dated October 4, 2010 and filed on October 7, 2010
(17)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 16, 2011
(18)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 9, 2011
(19)	Previously filed as an Exhibit to our Current Report on Form 8-K dated December 1, 2011, and filed on December 7, 2011
(20)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on March 15, 2012
(21)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 9, 2012
(22)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012
(23)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 8, 2012
(24)	Previously filed as an Exhibit to our Current Report on Form 8-K dated December 7, 2012, and filed on December 12, 2012
(25)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 15, 2013
(26)	Previously filed as an Exhibit to our Current Report on Form 8-K dated July 1, 2013 and filed on July 2, 2013
(27)	Previously filed as an Exhibit to our registration statement on Form S-3 (Registration No. 333-190288) filed on July 31, 2013
(28)	Previously filed as an Exhibit to our Current Report on Form 8-K dated October 30, 2013 and filed on October 31, 2013
(29)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 8, 2013
(30)	Previously filed as an Exhibit to our Current Report on Form 8-K dated June 10, 2014 and filed on June 13, 2014
(31)	Previously filed as an Exhibit to our Current Report on Form 8-K dated November 7, 2014 and filed on November 10, 2014
(32)	Previously filed as an Exhibit to our Current Report on Form 8-K dated December 19, 2014 and filed on December 22, 2014
(33)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on March 9, 2015
(34)	Previously filed as an Exhibit to our Current Report on Form 8-K dated November 23, 2015 and filed on November 30, 2015
(35)	Previously filed as an Exhibit to our Current Report on Form 8-K dated December 10, 2015 and filed on December 16, 2015
(36)	Previously filed as an Exhibit to our Current Report on Form 8-K dated December 23, 2015 and filed on December 30, 2015
(37)	Previously filed as an Exhibit to our Current Report on Form 8-K dated February 8, 2016 and filed on February 12, 2016

(38)	Previously filed as an Exhibit to our Current Report on Form 8-K dated March 4, 2016 and filed on March 10, 2016
(39)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 14, 2016
(40)	Previously filed as an Exhibit to our Current Report on Form 8-K dated April 26, 2016 and filed on April 29, 2016
(41)	Previously filed as an Exhibit to our Current Report on Form 8-K dated June 9, 2016 and filed on June 14, 2016
(42)	Previously filed as an Exhibit to our registration statement on Form S-3 (Registration No. 333-214318) filed on October 28, 2016
(43)	Previously filed as an Exhibit to our Current Report on Form 8-K dated November 29, 2016 and filed on December 1, 2016

CADIZ INC. CONSOLIDATED FINANCIAL STATEMENTS
(Schedules other than those listed above have been omitted since they are either not required, inapplicable, or the required information is included on the financial statements or notes thereto.)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cadiz Inc.:

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cadiz Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 16, 2017

Cadiz Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
(In thousands, except per share date)	2016	2015	2014

Total revenues	$412	$304	$336

Costs and expenses:
Cost of sales (exclusive of depreciation shown below)	-	334	357
General and administrative	9,330	13,709	10,084
Depreciation	292	270	254

Total costs and expenses	9,622	14,313	10,695

Operating loss	(9,210)	(14,009)	(10,359)

Interest expense, net	(14,875)	(10,070)	(8,518)
Loss on extinguishment of debt and debt refinancing	(2,250)	-	-
Other income, net	-	70	-

Loss before income taxes	(26,335)	(24,009)	(18,877)

Income tax (benefit) expense	4	4	4

Net loss and comprehensive loss	$(26,339)	$(24,013)	$(18,881)

Basic and diluted net loss per share	$(1.41)	$(1.35)	$(1.15)

Weighted-average shares outstanding	18,719	17,782	16,370

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Balance Sheets

	December 31,
($ in thousands, except per share data)	2016	2015

ASSETS

Current assets:
Cash and cash equivalents	$12,172	$2,690
Accounts receivable	39	187
Prepaid expenses and other	3,391	309
Total current assets	15,602	3,186

Property, plant, equipment and water programs, net	44,182	44,474
Goodwill	3,813	3,813
Other assets	3,502	3,317

Total assets	$67,099	$54,790

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$439	$309
Accrued liabilities	3,953	1,665
Current portion of long term debt	170	49

Total current liabilities	4,562	2,023

Long-term debt	102,374	107,592
Long-term lease obligations with related party, net Deferred revenue	12,287 750	- 750
Other long-term liabilities	1,443	923

Total liabilities	121,416	111,288

Commitments and contingencies (Note 11)

Stockholders' deficit:
Common stock - $0.01 par value; 70,000,000 shares
authorized; shares issued and outstanding: 21,768,864 at December 31, 2016, and 17,876,016 at December 31, 2015	218	179

Additional paid-in capital	355,336	326,855
Accumulated deficit	(409,871)	(383,532)
Total stockholders' deficit	(54,317)	(56,498)

Total liabilities and stockholders' deficit	$67,099	$54,790

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2016	2015	2014

Cash flows from operating activities:
Net loss	$(26,339)	$(24,013)	$(18,881)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation	292	270	254
Amortization of deferred loan costs	238	198	226
Amortization of debt discount	3,739	1,635	633
Interest expense added to loan principal	7,636	8,237	7,659
Interest added to lease liability	755	-	-
Loss on debt conversion	1,234	-	-
Loss on early extinguishment of debt and debt refinancing	2,250	-	-
Compensation charge for stock awards and share options	1,296	1,116	1,077
Changes in operating assets and liabilities:
Decrease in accounts receivable	148	52	52
(Increase) decrease in prepaid expenses and other	(3,082)	37	4
Increase in other assets	(185)	(186)	(186)
Increase (decrease) in accounts payable	130	9	(533)
Increase (decrease) in accrued liabilities	2,374	77	(426)

Net cash used for operating activities	(9,514)	(12,568)	(10,121)

Cash flows from investing activities:
Additions to property, plant and equipment	-	(906)	(72)

Net cash used for investing activities	-	(906)	(72)

Cash flows from financing activities:
Net proceeds from issuance of common stock	10,510	-	14,523
Up-front payment related to lease liability	12,000	-	-
Net proceeds from issuance of long-term debt	8,000	-	-
Debt issuance costs	(960)	-	-
Principal payments on long-term debt	(10,554)	(42)	(11)

Net cash provided by (used for) financing activities	18,996	(42)	14,512

Net increase (decrease) in cash and cash equivalents	9,482	(13,516)	4,319

Cash and cash equivalents, beginning of period	2,690	16,206	11,887

Cash and cash equivalents, end of period	$12,172	$2,690	$16,206

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Stockholders' Deficit

			Additional		Total
($ in thousands)	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2013	16,152,756	$161	$303,979	$(340,638)	$(36,498)

Issuance of shares pursuant to stock awards	29,327	-	-	-	-
Issuance of shares pursuant to shelf takedown	1,435,713	14	14,443	-	14,457
Issuance of shares pursuant to warrant exercise	24,441	-	-	-	-
Issuance of stock pursuant to bond conversion	39,037	1	310	-	311
Stock compensation expense	-	1	872	-	873
Net Loss	-	-	-	(18,881)	(18,881)
Balance as of December 31, 2014	17,681,274	177	319,604	(359,519)	(39,738)

Issuance of shares pursuant to stock awards	68,109	-	-	-	-
Issuance of stock pursuant to bond conversion	126,633	1	1,005	-	1,006
Convertible term loan conversion option	-	-	5,139	-	5,139
Stock compensation expense	-	1	1,107	-	1,108
Net Loss	-	-	-	(24,013)	(24,013)
Balance as of December 31, 2015	17,876,016	179	326,855	(383,532)	(56,498)

Issuance of shares pursuant to stock awards	207,868	-	-	-	-
Issuance of shares to lenders	1,128,257	11	6,075	-	6,086
Issuance of shares pursuant to shelf takedown	1,150,000	12	10,498	-	10,510
Issuance of stock pursuant to bond conversion	1,406,723	14	9,566	-	9,580
Beneficial conversion feature	-	-	1,482	-	1,482
Stock compensation expense	-	2	860	-	862
Net Loss	-	-	-	(26,339)	(26,339)
Balance as of December 31, 2016	21,768,864	$218	$355,336	$(409,871)	$(54,317)

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Notes To The Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

  Cadiz Inc. ("Cadiz" or "the Company") is a land and water resource development company with 45,000 acres of land in three areas of eastern San Bernardino County, California.  Virtually all of this land is underlain by high-quality, naturally recharging groundwater resources, and is situated in proximity to the Colorado River and the Colorado River Aqueduct ("CRA"), California's primary mode of water transportation for imports from the Colorado River into the State.  The Company's properties are suitable for various uses, including large-scale agricultural development, groundwater storage and water supply projects. The Company's main objective is to realize the highest and best use of its land and water resources in an environmentally responsible way.

  The Company has been primarily focused on the development of the Cadiz Valley Water Conservation, Recovery and Storage Project ("Water Project" or "Project"), which will capture and conserve millions of acre-feet of native groundwater currently being lost to evaporation from the aquifer system beneath the Company's 34,000-acre property in the Cadiz and Fenner valleys of eastern San Bernardino County (the "Cadiz/Fenner Property"), and deliver it to water providers throughout Southern California.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

  The Consolidated Financial Statements of the Company have been prepared assuming that the Company will continue as a going concern, which assumed realization of assets and settlement of liabilities in the normal course of business.

  The Company incurred losses of $26.3 million, $24.0 million and $18.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.  The Company had working capital of $11.0 million at December 31, 2016, including cash of $12.2 million, and used cash in operations of $9.5 million for the year ended December 31, 2016.  Cash requirements during the year ended December 31, 2016, primarily reflect certain administrative and litigation costs related to the Company's water project development efforts.  Currently, the Company's sole focus is the development of its land and water assets.

  In April 2016, the Company issued approximately $10.0 million in aggregate principal and accrued interest of its 7.00% Convertible Senior Notes due 2020 ("2020 Notes"), and in December 2016, the Company raised approximately $10.6 million with the sale of 1,150,000 shares at $9.75 per share by way of takedown from its shelf registration.

  The agreement with its lenders to allow the Company to pay all interest either in-kind or through the issuance of shares combined with the proceeds from the issuance of the 2020 Notes, and from the shelf takedown, provides the Company with sufficient funds to meet its expected working capital needs through April 2018.  In addition, the Company is able to control certain of its costs and can reduce expenditures if needed to coincide with future capital raises.

  The Company may meet future working capital requirements beyond April 2018 through a variety of means, including equity or debt placements, through the sale or other disposition of assets or reductions in operating costs.  Equity placements may be made using our existing shelf registration.  Equity placements, if made, would be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon the Company's existing stockholders.

  Limitations on the Company's liquidity and ability to raise capital may adversely affect it.  Sufficient liquidity is critical to meet the Company's resource development activities.  Although the Company currently expects its sources of capital to be sufficient to meet its near-term liquidity needs, there can be no assurance that its liquidity requirements will continue to be satisfied.  If the Company cannot raise needed funds, it might be forced to make substantial reductions in its operating expenses, which could adversely affect its ability to implement its current business plan and ultimately its viability as a company.

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

Revenue Recognition

  The Company recognizes agricultural revenue through its lease with Fenner Valley Farms LLC.

Stock-Based Compensation

  General and administrative expenses include $1.3 million, $1.1 million and $1.1 million of stock-based compensation expenses in the years ended December 31, 2016, 2015 and 2014, respectively.

  The Company applies the Black-Scholes valuation model in determining the fair value of options granted to employees and consultants.  For employees, the fair value is then charged to expense on the straight-line basis over the requisite service period.  For consultants, the fair value is remeasured at each reporting period and recorded as a liability until the award is settled.

  ASC 718 also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation as opposed to only recognizing forfeitures and the corresponding reduction in expense as they occur.  As of December 31, 2016, all options outstanding are fully vested; therefore, there is no potential impact of forfeitures. The Company is in a tax loss carryforward position and is not expected to realize a benefit from any additional compensation expense recognized under ASC 718.  See Note 7, "Income Taxes".

Net Loss Per Common Share

  Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding.  Options, deferred stock units, warrants, and the zero coupon term loan convertible into or exercisable for certain shares of the Company's common stock were not considered in the computation of net loss per share because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 11,070,000 shares, 8,453,000 shares and 8,237,000 shares for the years ended December 31, 2016, 2015 and 2014, respectively.

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

  Deferred loan costs represent costs incurred to obtain debt financing.  Such costs are amortized over the life of the related loan using the interest method.  At December 31, 2016, the deferred loan fees relate to the corporate term loan, as described in Note 6, "Long-Term Debt".

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

  The Company uses a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any) for the Company.  The first step, which is performed at least annually, considers whether there are qualitative factors present such that it is more likely than not a goodwill impairment exists.  If based on qualitative factors it is more likely than not a goodwill impairment exists, the Company performs "Step 2" as described below.

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

Supplemental Cash Flow Information

  The Company is required to pay 50% of all future quarterly interest payments in cash or stock on the corporate secured debt, rather than in accretion to principal, beginning with the quarterly interest payment due June 5, 2016.  No other payments are due on the corporate secured debt or convertible notes prior to their maturities. During the year ended December 31, 2016, approximately $434 thousand in interest payments on the corporate secured debt was paid in stock.  As a result, 46,236 shares of common stock were issued to the lenders.

  In November 2016, the Company issued 357,500 shares of common stock to its lenders in connection to an amendment to the corporate secured debt.  The Company recorded a debt discount in the amount of $3.4 million which is the fair value of the 357,500 shares issued.

  In April 2016, the Company recorded a beneficial conversion feature in the amount of $1.48 million in connection with the issuance of approximately $10.0 million in aggregate principal and accrued interest of its convertible notes.

  During the year ended December 31, 2016, approximately $9.9 million in convertible notes were converted by certain of the Company's lenders.  As a result, 1,406,723 shares of common stock were issued to the lenders.

  Cash payments for income taxes were $4,000 for each of the years ended December 31, 2016, 2015, and 2014.

Recent Accounting Pronouncements

Accounting Guidance Not Yet Adopted

  In May 2014, the FASB issued an accounting standards update on revenue recognition including enhanced disclosures.  Under the new standard, revenue is recognized when (or as) a good or service is transferred to the customer and the customer obtains control of the good or service.  On July 9, 2015, the FASB approved a one-year deferral, updating the effective date to January 1, 2018.  The Company is currently evaluating this new guidance, and expects this new stand will not have a material impact on the consolidated financial statements.

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

  In January 2017, the FASB issued an accounting standards update which eliminates Step 2 from the goodwill impairment test. Entities should perform their goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating this new guidance and cannot determine the impact of this standard at this time.

Accounting Guidance Adopted

  In August 2014, the FASB issued an accounting standards update requiring an entity's management to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).  The Company adopted this guidance on December 31, 2016.

  In April 2015, the FASB issued an accounting standards update that requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts.  Previously, accounting guidance required these costs to be presented as a deferred charge asset.  The Company adopted this guidance in the first quarter of 2016.  The Amount of debt issuance costs that have been reclassified from "Other long-term assets" as a deduction of "Long-term debt" for December 31, 2015 was $626 thousand.

NOTE 3 – PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

  Property, plant, equipment and water programs consist of the following (dollars in thousands):

	December 31,
	2016	2015

Land and land improvements	$24,781	$24,781
Water programs	21,324	21,324
Buildings	1,572	1,572
Leasehold improvements	570	570
Furniture and fixtures	461	461
Machinery and equipment	1,313	1,313
Construction in progress	112	112
	50,134	50,133
Less accumulated depreciation	(5,951)	(5,659)

	$44,182	$44,474

NOTE 4 – OTHER ASSETS

  Other assets consist of the following (dollars in thousands):

	December 31,
	2016	2015

Prepaid rent	$3,369	$3,184
Security deposits	133	133
	$3,502	$3,317

  Prepaid rent primarily consists of fees incurred to obtain the right-of-way for the Water Project.  Amortization of prepaid rent was approximately $115,000, $115,000 and $115,000 in 2016, 2015 and 2014, respectively.

NOTE 5 – ACCRUED LIABILITIES

  At December 31, 2016 and 2015, accrued liabilities consist of the following (dollars in thousands):

	December 31,
	2016	2015

Payroll, bonus, and benefits	$317	$19
Legal and consulting	167	1,092
Stock-based compensation	171	283
Litigation settlement	3,000	-
Other accrued expenses	298	271
	$3,953	$1,665

NOTE 6 – LONG-TERM DEBT AND LEASE OBLIGATION

  At December 31, 2016 and 2015, the carrying amount of the Company's outstanding debt is summarized as follows (dollars in thousands):

	December 31,
	2016	2015

Senior secured debt due September 28, 2019 Interest accrues at 8% per annum	$43,550	$51,815
Convertible note instrument due March 5, 2018 Interest accrues at 7% per annum	2,154	4,018
Convertible note instrument due March 5, 2020 Interest accrues at 7% per annum	66,800	59,804
Lease Obligation	12,755	-
Other loans	144	193
Debt discount and debt issuance costs, net of accumulated accretion	(10,572)	(7,564)
	114,831	108,266

Less current portion	170	48

	$114,661	$108,218

  The carrying value of the Company's debt approximates fair value.  The fair value of the Company's debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company by its lenders for similar debt instruments of comparable maturities by its lenders.

  Pursuant to the Company's loan agreements, annual maturities of long-term debt outstanding on December 31, 2016, are as follows:

Year Ending December 31	($ in thousands)

2017	$45
2018	2,195
2019	43,593
2020	66,815
2021	12,755
$125,403

Credit Agreement

  In November 2015, the Company entered into a First Amendment to the Credit Agreement ("First Amendment") with its senior lenders which granted it the right to extend the maturity date of the first tranche of its Senior Secured Debt ("First Mortgage") from March 2016 to June 2017, which is concurrent with the existing due date of the second tranche of the Senior Secured Debt.  In consideration of this right, the Company paid its senior lenders an amendment fee of $2.25 million in additional debt.

  On February 8, 2016, the Company entered into a lease agreement with Fenner Valley Farms LLC ("FVF") (the "lessee"), a subsidiary of Water Asset Management LLC, a related party, pursuant to which FVF is leasing, for a 99-year term, 2,100 acres owned by Cadiz in San Bernardino County, California, to be used to plant, grow and harvest agricultural crops ("FVF Lease Agreement").  As consideration for the lease, FVF paid the Company a one-time payment of $12.0 million upon closing.

  Under the FVF Lease Agreement, the Company has a repurchase option to terminate the lease at any time during the twenty (20) year period following the effective date of the lease ("Termination Option Period") upon (1) repayment of the one-time $12 million lease payment plus a ten percent (10%) compounded annual return (provided that the amount of such payment shall be not less than $14,400,000), (2) reimbursement of water-related infrastructure on the leased property plus 8% per annum as well as the actual costs of any farming-related infrastructure installed on the leased property and (3) reimbursement of certain pipeline-related development expenses, working in coordination with Cadiz, not to exceed $3,000,000 (such payments, the " Termination Payments ").  If (x) Cadiz does not exercise its termination right within such 20-year period or (y) the Agent under Cadiz's credit agreement declares an event of default under Cadiz's Senior Secured Debt and accelerates the indebtedness due and owing thereunder by Cadiz (or such indebtedness automatically accelerates under the terms of Cadiz's Senior Secured Debt), then the lessee may purchase the leased property for $1.00.  The Company has recorded the one-time payment of $12 million, before legal fees, paid by FVF as a long-term lease liability.  The Company's consolidated statement of operations reflects a net charge equal to a 10% finance charge compounding annually over the 20-year Termination Option Period.  The net charge to the consolidated statement of operations reflects (1) rental income associated with the use of the land by FVF over the 20-year termination option period and (2) interest expense at a market rate reflective of a 20-year secured loan transaction. As a result of this transaction, the Company incurred approximately $490 thousand of legal fees which was recorded as a debt discount and is being amortized over the 20-year Termination Option Period.

  Also on February 8, 2016, the Company entered into a Second Amendment to the Credit Agreement ("Second Amendment") with its senior lenders to (i) provide for the application of $10.5 million of a $12.0 million payment pursuant to the FVF Lease Agreement which satisfied the repayment condition of the First Amendment to extend the maturity date; (ii) to require Cadiz to pay 50% of all future quarterly interest payments in cash, rather than in accretion to principal, beginning with the quarterly interest payment due June 5, 2016; and (iii) to provide for certain related matters.  On February 25, 2016, the Company exercised its right to extend the maturity date of its First Mortgage and, at that time, incurred an additional extension fee of $2.25 million.  The Second Amendment does not constitute a troubled debt restructuring and was accounted for as a debt extinguishment.  The fair value of the credit facility was recorded at face value.  The Company recorded a loss on extinguishment in the amount of $2.25 million which consisted of the additional extension fee.  On March 4, 2016, the Company entered into a Third Amendment to the Credit Agreement which provided the lenders an additional 90 days to make the election to receive the extension fee in additional debt or Cadiz common stock in exchange for extending the due date of its Senior Secured Debt from June 30, 2017 to September 28, 2017.  In May 2016, the lenders elected to receive the extension fee in Cadiz common Stock.

  On November 29, 2016, the Company entered into a Fifth Amendment to the Credit Agreement ("Fifth Amendment) with its senior lenders to (i) extended the maturity date of its Secured Senior Debt from September 2017 to September 2019 and (ii) permit the Company to satisfy the cash interest payment obligations through the issuance of shares of the Company's common stock.  In connection with the Fifth Amendment, the Company issued to its senior lenders an aggregate of 357,500 shares of the Company's common stock and warrants to purchase an aggregate of 357,500 shares of its common stock.  The Company recorded a debt discount in the amount of $3.4 million which is the fair value of the 357,500 shares issued.  Such debt discount is accreted over the remaining term of the loan.  The warrants generally have a five-year term and an exercise price of $0.01 per share, and become exercisable on May 28, 2017.  The warrants will be valued at the time they become exercisable which could trigger extinguishment accounting and result in a loss on extinguishment. Interest on the Senior Secured Debt will continue to accrue at 8%

Convertible Notes

  On April 26, 2016, the Company entered into a note purchase agreement with new and existing investors (the "Investors").  On April 28, 2016, pursuant to the agreement, the Company issued approximately $10.0 million of its 7.00% Convertible Senior Notes due 2020 ("2020 Notes)in aggregate principal and accrued interest.  The proceeds from the issuance of the 2020 Notes to the Investors (such 2020 Notes, the "New Notes"), approximately $8.0 million before fees and expenses, are being used for general working capital purposes.

  The 2020 Notes accrue interest at 7.00% per year, with no principal or interest payments due prior to maturity on March 5, 2020. The 2020 Notes, including original principal and accrued interest, are convertible at any time into the Company's common stock at a price of $6.75 per share, pursuant to the terms of the Indenture dated as of December 10, 2015, by and between the Company and U.S. Bank National Association (the "Indenture"), under which the New Notes were issued.  As a result of this transaction, the Company recorded a debt discount in the amount of $2.0 million which is the difference between the proceeds from this transaction and the principal and accrued interest of New Notes on the day of the issuance.  In addition, based on the conversion rate of $6.75 per share, the fair value of the shares receivable on conversion exceed the $8.0 million in net proceeds; therefore, a beneficial conversion feature was recorded in the amount of $1.48 million.  This amount was recorded as additional debt discount with a corresponding amount recorded as additional paid-in capital.  Such debt discount is accreted to the redemption value of the instrument over the remaining term of the loan.  Furthermore, the Company incurred $400 thousand in placement agent fees which was recorded as additional debt discount and is being amortized over the remaining term of the loan.

  In connection with issuing the New Notes, the Company entered into a First Supplemental Indenture to the Indenture, dated as of April 28, 2016, by and between the Company and U.S. Bank National Association.

  The Senior Secured Debt and the convertible notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company's ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial covenants and no restrictions on the Company's ability to issue additional common stock to fund future working capital needs.   At December 31, 2016, the Company was in compliance with its debt covenants.

NOTE 7 – INCOME TAXES

  Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available carryforwards.  Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows (dollars in thousands):

	December 31,
	2016	2015

Deferred tax assets:
Net operating losses	$74,195	$71,215
Fixed asset basis difference	10,662	6,457
Contributions carryover	5	5
Deferred compensation	2,375	2,513
Accrued liabilities	389	315

Total deferred tax assets	87,626	80,505

Valuation allowance for deferred tax assets	(87,626)	(80,505)

Net deferred tax asset	$-	$-

  The valuation allowance increased $7,121,000 and $8,566,000 in 2016 and 2015, respectively.  The change in deferred tax assets resulted from current year net operating losses and changes to future tax deductions resulting from terms of stock compensation plans, fixed assets, and accrued liabilities.

  As of December 31, 2016, the Company had net operating loss (NOL) carryforwards of approximately $252.1 million for federal income tax purposes and $140.9 million for California income tax purposes.  Such carryforwards expire in varying amounts through the year 2035.  Use of the carryforward amounts is subject to an annual limitation as a result of a previous ownership change.

  As of December 31, 2016, the Company possessed unrecognized tax benefits totaling approximately $2.8 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.

  The Company's tax years 2013 through 2016 remain subject to examination by the Internal Revenue Service, and tax years 2012 through 2016 remain subject to examination by the state of California.  In addition, the Company's loss carryforward amounts are generally subject to examination and adjustment for a period of three years for federal tax purposes and four years for California purposes, beginning when such carryovers are utilized to reduce taxes in a future tax year.

  A reconciliation of the income tax benefit to the statutory federal income tax rate is as follows (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014

Expected federal income tax benefit at 34%	$(8,955)	$(8,163)	$(6,418)
Loss with no tax benefit provided	6,918	7,389	5,766
State income tax	4	4	4
Non-deductible expenses and other	2,037	774	652

Income tax expense	$4	$4	$4

  Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against these assets.  Accordingly, no deferred tax asset has been recorded in the accompanying consolidated balance sheets.

NOTE 8 – COMMON STOCK

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

  The first of the four milestones was satisfied in January 2013, and at that time, the Company recorded a stock compensation expense for the first 100,000 shares earned.  In May 2016, the second milestone was earned when a three-judge Appellate judge panel unanimously sustained the six trial court decisions and validated the Project's environmental review and approvals.  As a result, the Company accrued and recognized stock compensation during the third quarter in the amount of $520,000 for the second of the four milestones.  Because the shares are payable three years from the date earned, the fair value of these shares was measured by applying a discount which was determined by using the Finnerty model for discounts for lack of marketability.

  As previously disclosed, in June 2014, the Company entered into amended and restated employment agreements with certain senior management that provided for long-term equity incentive milestone awards of 200,000 shares of the Company's common stock in the form of 200,000 Restricted Stock Units ("RSUs").  These RSUs will vest once construction financing necessary for the implementation of the Water Project is secured.  These RSUs were granted on July 1, 2014 and will expire on June 10, 2017, if the milestone has not been achieved by such date.

NOTE 9 – STOCK-BASED COMPENSATION PLANS AND WARRANTS

  The Company has issued options and has granted stock awards pursuant to its 2009 Equity Incentive Plan and 2014 Equity Incentive Plan, as described below.

2009 Equity Incentive Plan

  The 2009 Equity Incentive Plan was approved by stockholders at the 2009 Annual Meeting.  The plan provides for the grant and issuance of up to 850,000 shares and options to the Company's employees and consultants.  The plan became effective when the Company filed a registration statement on Form S-8 on December 18, 2009.  All options issued under the 2009 Equity Incentive Plan have a ten-year term with vesting periods ranging from issuance date to 24 months.  As of December 31, 2016, 507,500 common stock options remain outstanding under this plan.

2014 Equity Incentive Plan

  The 2014 Equity Incentive Plan was approved by stockholders at the June 10, 2014 Annual Meeting.  The plan provides for the grant and issuance of up to 675,000 shares and options to the Company's employees, directors and consultants.  Upon approval of the 2014 Equity Incentive Plan, all shares of common stock that remained available for award under the 2009 Equity Incentive Plan were cancelled.  Following registration of the 2014 Plan on Form S-8, the Company entered into revised employment agreements with certain senior management that provide for the issuance of up to 162,500 Restricted Stock Units ("RSU's") during the period July 1, 2014 through December 31, 2016 and the issuance of up to 200,000 RSU's in connection with obtaining construction financing for the Water Project.  As of December 31, 2016, 162,500 of the RSUs granted on July 1, 2014 pursuant to these employee agreements are vested.

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

  All options that have been issued under the above plans have been issued to officers, employees and consultants of the Company.  In total, options to purchase 507,500 shares were unexercised and outstanding on December 31, 2016, under the 2009 and 2014 equity incentive plans.

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

  The risk-free interest rate is assumed to be equal to the yield of a U.S. Treasury bond of comparable maturity, as published in the Federal Reserve Statistical Release for the relevant date.  The expected life estimate is based on an analysis of the employees receiving option grants and the expected behavior of each employee.  The expected volatility is derived from an analysis of the historical volatility of the trading price per share of the Company's common stock on the NASDAQ Global Market.  The Company does not anticipate that it will pay dividends to common stockholders in the future.

  The Company recognized no stock-option-related compensation costs for the years ended December 31, 2014, 2015 and 2016 relating to these options.  No stock options were exercised during 2016.

  No options were granted in 2016, 2015 and 2014.  A summary of option activity under the plans as of December 31, 2016, and changes during the years ended December 31, 2015 and 2014 are presented below:

			Average	Aggregate
		Weighted-	Reamining	Intrinsic
		Average	Contractual Term	Value
	Shares	Exercise Price	Term	($000's)
Outstanding at January 1, 2014	842,500	$11.84	4.5	$7,316
Granted	-	$-	-	$-
Forfeited, Expired or canceled	(20,000)	$12.60	-	$135
Exercised	-	$-	-	$-

Outstanding at December 31, 2014	822,500	$11.82	3.4	$7,181
Granted	-	$-	-	$-
Forfeited, Expired or canceled	(315,000)	$12.09	-	$3,247
Exercised	-	$-	-	$-

Outstanding at December 31, 2015	507,500	$11.66	4.3	$3,934

Granted	-	$-	-	$-
Forfeited, Expired or canceled	-	$-	-	$-
Exercised	-	$-	-	$-

Outstanding at December 31, 2016	507,500 (a)	$11.66	3.3	$3,934

Options exercisable at December 31, 2016	507,500	$11.66	3.3	$3,934

Weighted-average years of remaining contractual life of options outstanding at December 31, 2016	3.3

(a) Exercise prices vary from $9.88 to $12.51, and expiration dates vary from January 2020 to December 2021.

Stock Awards to Directors, Officers, Consultants and Employees

  The Company has granted stock awards pursuant to its 2009 Equity Incentive Plan and 2014 Equity Incentive Plan.

  Of the total 850,000 shares reserved under the 2009 Equity Incentive Plan, 115,000 restricted shares of common stock were granted on January 14, 2010, and 140,000 restricted shares of common stock were granted on January 10, 2011.  Of the remaining 595,000 shares reserved under the 2009 Equity Incentive Plan, 42,265 shares of common stock were awarded to directors and 507,500 were issued as options as described above as of December 31, 2016.  Upon approval of the 2014 Equity Incentive Plan in June 2014, 45,235 shares remaining available for award under the 2009 Equity Incentive Plan were cancelled.

  Under the 2014 Equity Incentive Plan, 208,186 shares have been awarded to the Company's directors, consultants and employees.  Of the 208,186 shares awarded, 17,365 shares were awarded for service during the plan year ended June 30, 2016, became effective on that date and vested on January 31, 2017.

  The accompanying consolidated statements of operations and comprehensive loss include approximately $1,296,000, $1,116,000 and $1,077,000 of stock-based compensation expense related to stock awards in the years ended December 31, 2016, 2015 and 2014, respectively.

  A summary of stock awards activity under the plans during the years ended December 31, 2016 and 2015 is presented below:

		Weighted-
		Average
		Grant-date
	Shares	Fair Value

Nonvested at December 31, 2014	144,514	$8.50
Granted	87,945	$6.37
Forfeited or canceled	-	$-
Vested	(155,609)	$7.27

Nonvested at December 31, 2015	76,850	$8.54
Granted	84,383	$7.23
Forfeited or canceled	-	$-
Vested	(143,868)	$8.11

Nonvested at December 31, 2016	17,365	$5.76

NOTE 10 – SEGMENT INFORMATION

  The primary business of the Company is to acquire and develop land and water resources.  As a result, the Company's financial results are reported in a single segment.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

  The Company leases equipment and office facilities under operating leases that expire through April 2019.  Aggregate rental expense under all operating leases was approximately $157,000, $207,000 and $202,000 in the years ended December 31, 2016, 2015 and 2014, respectively.  At December 31, 2016, the future minimum rental commitments under existing non-cancelable operating leases totaled $491,000.

  In the normal course of its agricultural operations, the Company handles, stores, transports and dispenses products identified as hazardous materials.  Regulatory agencies periodically conduct inspections and, currently, there are no pending claims with respect to hazardous materials.

  The Company entered into a Services and Exclusivity Agreement with Layne Christensen Company ("Layne") on November 2009.  The agreement provides that the Company will contract exclusively with Layne for certain water related services, including drilling of boreholes, drilling of monitoring wells, completion of test wells, completion of production wells, and completion of aquifer, storage and recovery wells.  In exchange for the Services and Exclusivity Agreement, Layne has agreed to forego $923,000 for work performed.  This amount continues to be recorded as an other long-term liability as of December 31, 2016, and will be credited toward future work performed during the construction phase of the Water Project.

  Pursuant to cost-sharing agreements that have been entered into by participants in the Company's Water Project, $750,000 in funds has offset costs incurred in the environmental analysis of the Water Project.  These funds may either be reimbursed or credited to participants participation in the Water Project and, accordingly, are fully reflected as deferred revenue as of December 31, 2016.

  On April 24, 2015, a putative class action lawsuit, entitled Van Wingerden v. Cadiz Inc., et al., No. 2:15-cv-03080-JAK-JEM, was filed against Cadiz and certain of its directors and officers ("Defendants") in the United States District Court for the Central District of California purporting to assert claims for violation of §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  The complaint, was purportedly brought on behalf of all Cadiz shareholders, alleged that the Company's public disclosures were inadequate in relation to the Cadiz Valley Water Conservation, Recovery and Storage Project (the "Water Project").  The complaint sought unspecified monetary damages and other relief.  The Company believed that the claims alleged in the purported class action lawsuit were baseless and without merit.  On December 2, 2015, Defendants filed a Motion to Dismiss the lawsuit and a hearing on the motion was held in late February 2016.  Following court-mandated mediation discussions in April 2016, and notwithstanding that the Company disputes the allegations in the complaint, the parties agreed to settle the case and filed a notice of settlement with the Court on May 6, 2016.  On May 9, 2016, the Court dismissed the case without prejudice.  On June 16, 2016, the plaintiffs filed a motion seeking preliminary approval of the settlement and supplemented such motion on July 14, 2016 at the request of the Court.  On September 30, 2016, the Court issued an order granting preliminary approval of the settlement.  In the settlement, the Company made no admission of liability or wrongdoing and did not concede the validity of any of the allegations or legal claims made in the litigation.  On February 8, 2017, the Court issued its Order and Final Judgement dismissing the federal class action and finalizing the settlement.  This matter is now closed.  A cash settlement will be paid in accordance with the Company's insurance policy and not from its cash resources.

  On February 6, 2016, a shareholder derivative lawsuit, entitled Herman Boschken v. Keith Brackpool et. Al., was filed against certain Cadiz directors and officers ("Derivative Defendants") in the Superior Court of State of California County of Los Angeles ("Superior Court") purporting to assert claims for breach of fiduciary duty, corporate waste, gross mismanagement, and unjust enrichment.  The complaint, which purports to be brought on behalf of all Cadiz shareholders, alleges that the Derivative Defendants made false and misleading statements regarding the Company's business and prospects.  This complaint was filed in the wake of Van Wingerden v. Cadiz, Case No. 2:15-cv-03080-JAK-JEM (C.D.C.A. Apr. 24, 2015), described above, and mirrors many of its factual allegations.  Among other things, the complaint seeks unspecified monetary damages and certain changes to corporate governance policies.  The Company believes that the lawsuit is without merit.  Notwithstanding that the Company disputes the allegations in the complaint, the parties agreed to settle the case and on January 25, 2017, the Superior Court entered an order preliminarily approving a proposed settlement and approving for dissemination the Notice of Derivative Settlement (the "Notice") to the Company's current shareholders.  The proposed settlement is subject to final approval by the Superior Court of California.  In the settlement, the Company makes no admission of liability or wrongdoing and does not concede the validity of any of the allegations or legal claims made in the litigation.  Subject to final approval of the settlement by the Superior Court, and in exchange for a release of all claims by the plaintiffs and a dismissal of the Derivative Action with prejudice, the Company has agreed to implement certain corporate governance reforms, and pay certain plaintiffs' attorney fees and expenses.  The cash portion of the settlement will be paid in accordance with the Company's corporate insurance policy and not from its cash resources.

  There are no other material legal proceedings pending to which the Company is a party or of which any of the Company's property is the subject.

NOTE 12 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands, except per share data)
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016

Revenues	$75	$108	$120	$109
Gross profit	75	108	120	109
Operating loss	(2,353)	(2,606)	(1,930)	(2,321)
Net loss	(8,795)	(5,645)	(5,175)	(6,724)

Basic and diluted net loss per common share	$(0.49)	$(0.31)	$(0.28)	$(0.34)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015

Revenues	$18	$38	$227	$21
Gross profit (loss)	18	38	(64)	(22)
Operating loss	(2,718)	(3,751)	(3,651)	(3,889)
Net loss	(4,842)	(5,990)	(5,965)	(7,216)

Basic and diluted net loss per common share	$(0.27)	$(0.34)	$(0.33)	$(0.40)

NOTE 13 – SUBSEQUENT  EVENTS

  On February 8, 2017, a federal class action lawsuit, entitled Van Wingerden v. Cadiz Inc., et al., No. 2:15-cv-03080-JAK-JEM, which was filed against Cadiz and certain of its directors and officers ("Defendants") in the United States District Court for the Central District of California (see Note 11, "Commitments and Contingencies"), was dismissed and a cash settlement was finalized.  This matter is now closed.  The liability of $3 million recorded by the Company as of December 31, 2016 will be eliminated upon payment by its insurance carrier.

Cadiz Inc.

Schedule II - Valuation and Qualifying Accounts

For the years ended December 31, 2016, 2015 and 2014 ($ in thousands)

	Balance at	Additions Charged to			Balance
	Beginning	Costs and	Other		at End
Year ended December 31, 2016	of Period	Expenses	Accounts	Deductions	of Period

Deferred tax asset valuation allowance	$80,505	$7,121	$-	$-	$87,626

Year ended December 31, 2015

Deferred tax asset valuation allowance	$71,939	$8,566	$-	$-	$80,505

Year ended December 31, 2014

Deferred tax asset valuation allowance	$65,272	$6,667	$-	$-	$71,939

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CADIZ INC.

By:	/s/ Scott Slater
Scott Slater,
Chief Executive Officer

Date:	March 16, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name and Position	Date

/s/ Keith Brackpool	March 16, 2017
Keith Brackpool, Chairman

/s/ Scott Slater	March 16, 2017
Scott Slater, Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Timothy J. Shaheen	March 16, 2017
Timothy J. Shaheen, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

/s/ Geoffrey Grant	March 16, 2017
Geoffrey Grant, Director

/s/ Winston H. Hickox	March 16, 2017
Winston H. Hickox, Director

/s/ Murray H. Hutchison	March 16, 2017
Murray H. Hutchison, Director

/s/ Raymond J. Pacini	March 16, 2017
Raymond J. Pacini, Director

/s/ Stephen E. Courter	March 16, 2017
Stephen E. Courter, Director

/s/ Richard Nevins
Richard Nevins, Director	March 16, 2017