Form 10-Q
period 2017-03-31
CADIZ INC
filed 2017-05-09
CIK 727273

United States
Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer" , "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act,  (Check one):
☐  Large accelerated filer     ☑ Accelerated filer     ☐  Non-accelerated filer
☐  Smaller Reporting Company     ☐  Emerging growth company

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

As of May 4, 2017, the Registrant had 22,257,646 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.

Cadiz Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Three Months
	Ended March 31,
($ in thousands except per share data)	2017	2016

Total revenues	$108	$75

Costs and expenses:
General and administrative	4,150	2,355
Depreciation	71	73

Total costs and expenses	4,221	2,428

Operating loss	(4,113)	(2,353)

Interest expense, net	(3,113)	(4,191)
Loss on extinguishment of debt and debt refinancing	-	(2,250)

Loss before income taxes	(7,226)	(8,794)
Income tax expense	1	1

Net loss and comprehensive loss applicable to common stock	$(7,227)	$(8,795)

Basic and diluted net loss per common share	$(0.33)	$(0.49)

Basic and diluted weighted average shares outstanding	22,097	17,897

See accompanying notes to the condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
($ in thousands, except share data)	2017	2016

ASSETS

Current assets:
Cash and cash equivalents	$9,407	$12,172
Accounts receivable	84	39
Prepaid expenses and other	663	3,391

Total current assets	10,154	15,602

Property, plant, equipment and water programs, net	44,239	44,182
Goodwill	3,813	3,813
Other assets	3,773	3,502

Total assets	$61,979	$67,099

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$853	$439
Accrued liabilities	739	3,953
Current portion of long-term debt	1,503	170

Total current liabilities	3,095	4,562

Long-term debt, net	101,847	102,374
Long-term lease obligations, net	12,519	12,287
Deferred revenue	750	750
Other long-term liabilities	1,443	1,443

Total liabilities	119,654	121,416

Stockholders' deficit:
Common stock - $.01 par value; 70,000,000 shares
authorized; shares issued and outstanding – 22,205,685 at
March 31, 2017 and 21,768,864 at December 31, 2016	222	218
Additional paid-in capital	359,201	355,336
Accumulated deficit	(417,098)	(409,871)
Total stockholders' deficit	(57,675)	(54,317)

Total liabilities and stockholders' deficit	$61,979	$67,099

See accompanying notes to the condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months
	Ended March 31,
($ in thousands)	2017	2016

Cash flows from operating activities:
Net loss Adjustments to reconcile net loss to	$(7,227)	(8,795)
net cash used in operating activities:
Depreciation	71	73
Amortization of debt discount and issuance costs	742	1,949
Interest expense added to loan principal	2,038	2,062
Interest expense added to lease liability	226	120
Loss on early extinguishment of debt	-	2,250
Compensation charge for stock and share option awards	1,816	165
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(45)	149
Decrease (increase) in prepaid expenses and other	2,728	(253)
Increase in other assets	(271)	(271)
Increase in accounts payable	414	195
(Decrease) increase in accrued liabilities	(3,127)	876
Net cash used in operating activities	(2,635)	(1,480)

Cash flows from investing activities:
Additions to property, plant and equipment	(116)	-

Net cash used in investing activities	(116)	-

Cash flows from financing activities:
Up-front payment related to lease liability	-	11,509
Debt issuance costs	-	(102)
Principal payments on long-term debt	(14)	(10,514)

Net cash (used in) provided by financing activities	(14)	893

Net decrease in cash and cash equivalents	(2,765)	(587)

Cash and cash equivalents, beginning of period	12,172	2,690

Cash and cash equivalents, end of period	$9,407	$2,103

See accompanying notes to the condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statement of Stockholders' Deficit (Unaudited)

($ in thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2016	21,768,864	$218	$355,336	$(409,871)	$(54,317)

Issuance of shares to lenders	29,706	-	433	-	433

Issuance of shares pursuant to bond conversion	212,476	2	1,519	-	1,521

Stock-based compensation expense	194,639	2	1,913	-	1,915

Net loss and comprehensive loss	-	-	-	(7,227)	(7,227)

Balance as of March 31, 2017	22,205,685	$222	$359,201	$(417,098)	$(57,675)

See accompanying notes to the condensed consolidated financial statements.

Cadiz Inc.

Notes to the Condensed Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

 The Condensed Consolidated Financial Statements have been prepared by Cadiz Inc., also referred to as "Cadiz" or "the Company", without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2016.

 The foregoing Condensed Consolidated Financial Statements include the accounts of the Company and contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair statement of the Company's financial position, the results of its operations and its cash flows for the periods presented and have been prepared in accordance with generally accepted accounting principles.

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates and such differences may be material to the financial statements. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of results for the entire fiscal year ending December 31, 2017.

Liquidity

 The Condensed Consolidated Financial Statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $7.2 million for the three months ended March 31, 2017, and $8.8 million for the three months ended March 31, 2016.  The Company had working capital of $7.1 million at March 31, 2017, and used cash in its operations of $2.6 million for the three months ended March 31, 2017.

 Cash requirements during the three months ended March 31, 2017 primarily reflect certain administrative costs related to the Company's water project development efforts.  Currently, the Company's sole focus is the development of its land and water assets.

 On May 1, 2017, the Company entered into a new $60 million credit agreement with funds affiliated with Apollo Global Management, LLC ("Apollo") that will replace and refinance the Company's existing $45 million senior secured mortgage debt ("Senior Secured Debt") and provide $15 million of new senior debt to fund immediate construction related expenditures.  The transaction is expected to close within 45 days of the signing date.

 The Company's Senior Secured Debt and its convertible notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company's ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on the Company's ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the loans were negotiated by the parties with a view towards the Company's operating and financial condition as it existed at the time the agreements were executed.  At March 31, 2017, the Company was in compliance with its debt covenants.

 The Company's cash resources, together with the new cash resources to be provided by the Apollo transaction as described above, provide the Company with sufficient funds to meet its working capital needs for a period beyond one year from this quarterly report issuance date.  The Company may meet working capital requirements beyond this period through a variety of means, including construction financing to be provided by the Apollo conditional commitment letter which is described below in Note 6 – Subsequent Events, equity or debt placements, through the sale or other disposition of assets or reductions in operating costs.  Equity placements may be made using our existing shelf registration.  Equity placements, if made, would be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon the Company's existing stockholders.

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

Supplemental Cash Flow Information

 The Company is required to pay 50% of all future quarterly interest payments in cash or stock on the Senior Secured Debt, rather than in accretion to principal.  No other payments are due on the corporate secured debt or convertible notes prior to their maturities. During the three months ended March 31, 2017, approximately $433 thousand in interest payments on the corporate secured debt was paid in stock.  As result, 29,706 shares of common stock were issued to the lenders.

 During the three months ended March 31, 2017, approximately $1.5 million in convertible notes were converted by certain of the Company's lenders.  As a result, 212,476 shares of common stock were issued to the lenders.

Recent Accounting Pronouncements

Accounting Guidance Not Yet Adopted

 In May 2014, the FASB issued an accounting standards update on revenue recognition including enhanced disclosures.  Under the new standard, revenue is recognized when (or as) a good or service is transferred to the customer and the customer obtains control of the good or service.  On July 9, 2015, the FASB approved a one-year deferral, updating the effective date to January 1, 2018.  The Company is currently evaluating this new guidance, and expects this new standard will not have a material impact on the consolidated financial statements.

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

 In January 2017, the FASB issued an accounting standards update which clarifies the definition of a business and provides guidance on evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  This guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those periods, with early adoption permitted.  The Company is currently evaluating this new guidance and cannot determine the impact of this standard at this time.

Accounting Guidance Adopted

 In March 2016, the FASB issued an accounting standards update to simplify the accounting for share-based payments.  Under this new guidance, the tax effects related to share based payments are recorded through the income statement.  Previously, tax benefits in excess of compensation cost ("windfalls") are recorded in equity, and tax deficiencies ("shortfalls") are recorded in equity to the extent of previous windfalls, and then to the income statement.  This guidance is effective January 1, 2017, but early adoption is permitted.  The new standard also revised reporting on the statement of cash flows.  The Company adopted this guidance on January 1, 2017, and the new standard did not have a material impact on the Company's condensed consolidated financial statements.

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

2009 Equity Incentive Plan

 The 2009 Equity Incentive Plan was approved by stockholders at the 2009 Annual Meeting.  The plan provides for the grant and issuance of up to 850,000 shares and options to the Company's employees and consultants.  The plan became effective when the Company filed a registration statement on Form S-8 on December 18, 2009.  All options issued under the 2009 Equity Incentive Plan have a ten-year term with vesting periods ranging from issuance date to 24 month.

2014 Equity Incentive Plan
 The 2014 Equity Incentive Plan was approved by stockholders at the June 10, 2014 Annual Meeting.  The plan provides for the grant and issuance of up to 675,000 shares and options to the Company's employees, directors and consultants.  Upon approval of the 2014 Equity Incentive Plan, all shares of common stock that remained available for award under the 2009 Equity Incentive Plan were cancelled.  Following registration of the 2014 Plan on Form S-8, the Company entered into revised employment agreements with certain senior management that provide for the issuance of up to 162,500 Restricted Stock Units ("RSU's") during the period July 1, 2014 through December 31, 2016 and the issuance of up to 200,000 RSU's in connection with obtaining construction financing for the Water Project ("Milestone RSUs").  We concluded the performance condition related to the Milestone RSUs, which required us to obtain construction financing, was probable as of March 31, 2017, and we recorded stock compensation of $1.7 million to reflect the issuance of these shares.
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

 All options that have been issued under the above plans have been issued to officers, employees and consultants of the Company.  In total, options to purchase 507,500 shares were unexercised and outstanding on March 31, 2017, under the two equity incentive plans.

 The Company recognized no stock option related compensation costs in each of the three months ended March 31, 2017 and 2016.  Additionally, no options were exercised during the three months ended March 31, 2017.

Stock Awards to Directors, Officers, and Consultants

 The Company has granted stock awards pursuant to its 2009 Equity Incentive Plan and 2014 Equity Incentive Plan.

 Of the total 850,000 shares reserved under the 2009 Equity Incentive Plan, 115,000 restricted shares of common stock were granted on January 14, 2010, and 140,000 restricted shares of common stock were granted on January 10, 2011.  Of the remaining 595,000 shares reserved under the 2009 Equity Incentive Plan, 42,265 shares of common stock were awarded to directors and 507,500 were issued as options as described above as of March 31, 2017.  Upon approval of the 2014 Equity Incentive Plan in June 2014, 45,235 shares remaining available for award under the 2009 Equity Incentive Plan were cancelled.

 Under the 2014 Equity Incentive Plan, 580,460 shares have been awarded to the Company directors, consultants and employees as of March 31, 2017.  Of the 580,460 shares awarded, 17,365 shares were awarded to the Company's directors for services performed during the plan year ended June 30, 2016.  These shares became effective on that date and vested on January 31, 2017.

 The Company recognized stock-based compensation costs of $1,816,000 and $165,000 for the three months ended March 31, 2017 and 2016, respectively.

NOTE 4 – INCOME TAXES

 As of March 31, 2017, the Company had net operating loss ("NOL") carryforwards of approximately $257 million for federal income tax purposes and $146 million for California state income tax purposes.  Such carryforwards expire in varying amounts through the year 2036.  Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

 As of March 31, 2017, the Company had unrecognized tax benefits totaling approximately $2.8 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against its net deferred tax assets.

 The Company's tax years 2013 through 2016 remain subject to examination by the Internal Revenue Service, and tax years 2012 through 2016 remain subject to examination by California tax jurisdictions.  In addition, the Company's loss carryforward amounts are generally subject to examination and adjustment for a period of three years for federal tax purposes and four years for California purposes, beginning when such carryovers are utilized to reduce taxes in a future tax year.

 Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against these assets.  Accordingly, no deferred tax asset has been reflected in the accompanying condensed consolidated balance sheets.

NOTE 5 – NET LOSS PER COMMON SHARE

 Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding.  Options, deferred stock units, warrants and the zero coupon term loan convertible into or exercisable for certain shares of the Company's common stock were not considered in the computation of net loss per share because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 11,138,000 and 10,142,000 for the three months ended March 31, 2017 and 2016, respectively.

NOTE 6 – SUBSEQUENT EVENTS

 The Company entered into a $60 million Credit Agreement with funds affiliated with Apollo Global Management, LLC ("Apollo") on May 1, 2017 that will replace and refinance the Company's existing $45 million senior secured mortgage debt and provide $15 million of new senior debt to fund immediate construction related expenditures.  Additionally, funds affiliated with Apollo also executed a conditional commitment letter to fund up to $240 million in construction finance expenditures for the Cadiz Water Project, subject to the satisfaction of conditions precedent.  It is intended to provide the additional resources necessary to complete the construction of Phase I of the Water Project.  Apollo's commitment for up to $240 million is conditional and Cadiz is not obligated to accept such financing from Apollo.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

 In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the following discussion contains trend analysis and other forward-looking statements.  Forward-looking statements can be identified by the use of words such as "intends", "anticipates", "believes", "estimates", "projects", "forecasts", "expects", "plans" and "proposes".  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements.  These include, among others, our ability to maximize value from our land and water resources; and our ability to obtain new financings as needed to meet our ongoing working capital needs.  See additional discussion under the heading "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

 The primary factor driving the value of such projects is ongoing pressure on California's traditional water supplies and the resulting demand for new, reliable supply solutions that can meet both immediate and long-term water needs.  Available supply is constrained by environmental and regulatory restrictions on each of the State's three main water sources:  the CRA, the State Water Project, which provides water supplies from Northern California to the central and southern parts of the state, and the Los Angeles Aqueduct, which delivers water from the eastern Sierra Nevada mountains to Los Angeles.  Southern California's water providers rely on imports from these systems for a majority of their water supplies, but deliveries from all three into the region have been below capacity over the last several years, even in wet years.

1 One acre-foot is equal to approximately 326,000 gallons or the volume of water that will cover an area of one acre to a depth of one-foot.  An acre-foot is generally considered to be enough water to meet the annual water needs of one average California household.

 Availability of supplies in California also differs greatly from year to year due to natural hydrological variability.  Over the last several years, California has struggled through an historic drought featuring record-low winter precipitation and reservoir storage levels.  However, following a series of strong storms through the 2016-2017 winter, California has received record amounts of rain and snow, reducing drought conditions in California.  The rapid swing from drought to an extremely wet year has challenged California's traditional infrastructure system, and deliveries into Southern California from the State Water Project, CRA, and Los Angeles Aqueduct, though larger than in past drought years, remain below capacity.

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

 Our current working capital requirements relate largely to the final development activities associated with the Water Project and those activities consistent with the Water Project related to further development of our land and agricultural assets.  While we continue to believe that the ultimate implementation of the Water Project will provide the primary source of our future cash flow, we also believe there is significant additional value in our underlying agricultural assets.  Demand for agricultural land with water rights is at an all-time high; therefore, in addition to our Water Project proposal, we are engaged in agricultural joint ventures at the Cadiz/Fenner Property that put some of the groundwater currently being lost to evaporation from the underlying aquifer system to immediate beneficial use.  We have farmed portions of the Cadiz/Fenner Property since the late 1980s relying on groundwater from the aquifer system for irrigation and have found the site is well suited for various permanent and seasonal crops. Presently, the property has 2,100 acres leased for cultivation of a variety of crops, including citrus, dried-on-the-vine raisins and seasonal vegetables.

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

 Phase I has been fully reviewed and permitted in accordance with the California Environmental Quality Act (CEQA). In May 2016, all permits and approvals were sustained in the California Court of Appeal and are no longer subject to further litigation. As a result, the Project presently is permitted to provide an average of 50,000 acre-feet of water for 50 years to meet municipal and industrial (M&I) water needs in Southern California.  Prior to construction, the Water Project must (1) complete efforts to secure its pipeline right-of-way, (2) finalize contracts with Project participating agencies and secure transportation arrangements to deliver water into each participant's service area, and (3) secure private construction financing. Below is a discussion of present activities to advance these objectives.

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

 Our plan to construct the Project pipeline within the railroad right-of-way is similar to, and modeled after, the thousands of other existing longitudinal uses of rail corridors across the United States today, such as telecommunications lines, natural gas and petroleum product lines and other water lines.  Under the General Railroad Right-of-Way Act of March 3, 1875 ("1875 Act"), according to which many of these railroad corridors were established, a railroad can lease its property for third party uses without additional permitting of the federal government so long as the use also derives from or furthers railroad purposes, at least in part.  This interpretation of the 1875 Act was confirmed by Memorandum Opinion M-37025 issued by the Solicitor of the US Department of the Interior on November 4, 2011 ("2011 M-Opinion"), which state in relevant part:

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

 In response to inquiries from the BLM beginning in 2012 about these purposes, the Company, the ARZC and Water Project participants had numerous meetings with the BLM and provided several documents for background about the railroad purposes that would be furthered by the Project over several years from 2012 - 2015. In the intervening time, the BLM also issued policy memoranda to its field offices, specifically Instruction Memorandum No. 2014-122 and Instruction Memorandum No. 2012-038 (IMs), which together established a framework for evaluation of third party use of 1875 Act railroad ROWs over federal lands. These IMs were to abide by the 2011 Solicitor Opinion but created criteria for every existing and proposed third party use of a railroad right-of-way over federal lands to be evaluated by a BLM field office. In 2014, the BLM estimated that thousands of miles of railroad corridors and more than 3500 existing uses could be subject to new evaluation by the BLM in accordance with the IMs. The Cadiz Water Project's proposed use of the ARZC right-of-way was the first evaluation conducted in accordance with these IMs.

 On October 2, 2015, the Director of the California Office of the BLM signed a letter that would later be sent to ARZC and the Company summarizing that the Project pipeline is outside the scope of the ARZC right-of-way, because a water pipeline would not primarily further a railroad purpose or originate from a railroad purpose, and would therefore require a new federal right-of-way permit prior to construction.  We believe BLM California's October 2015 guidance evaluation of the Project pipeline ("2015 BLM Evaluation") disregards federal law and policy and strays from the framework provided for in the binding 2011 M-Opinion, and therefore we immediately pursued steps to rescind the October determination.

 Several Members of Congress raised concerns about the 2015 BLM Evaluation and its inconsistencies with law and policy related to third party railroad right-of-way use.  As a result of inquiries from Congress, BLM California's State Director met with the Company, the ARZC and Project participants in March 2016.  However, BLM representatives at the meeting were not prepared to discuss the framework utilized to evaluate the Water Project's proposed use of the ARZC right-of-way.

 Following the production of documents in June 2016 produced via a Freedom of Information Act request regarding BLM's evaluation of the Project's use of the railroad right-of-way, we have had no further formal consultation with BLM California. The 2015 BLM Evaluation is under investigation by the House of Representatives Oversight & Government Reform Committee and the Interior Department Inspector General.

 Meanwhile, numerous United States congressional representatives from both parties have worked to clarify the scope of the congressionally granted 1875 Act right-of-way (ROW) for all who rely on them for necessary infrastructure, including, for example, fiber optics and communications lines, energy, electricity, water, wastewater, sewer, and natural gas lines.
 Following the change in presidential administration in January 2017, a bipartisan group of congressional representatives from several Western States sent a letter in March 2017 to the new Secretary of the Interior Department, Ryan Zinke, to request that the agency (1) rescind the previous administration's IMs, (2) withdraw the 2015 BLM Evaluation and (3) issue a finding that the Project is consistent with the scope of the original right-of-way grant by Congress under the 1875 Act.  On March 29, 2017, the BLM issued a new Instruction Memorandum, IM No. 2017-060, to all field offices that rescinded the previous administration's IMs. BLM also moved all consideration of third party use of railroad ROWs over federal lands from its field offices to the Washington DC office. The Company has had no contact yet with the BLM regarding the bipartisan Congressional request related to the 2015 BLM Evaluation.

 In addition, in 2016, a bipartisan group of congressional representatives from several Western States sought legislative language to clarify the scope of railroad ROW over federal lands as part of the fiscal year 2017 (FY17) House Interior and Environment Appropriations Bill (H.R.5538), an annual funding measure for the Department of the Interior ("Interior Department"), the Environmental Protection Agency, the US Forest Service, and various related agencies.  HR 5538 passed the full House of Representatives in July 2016 inclusive of the requested railroad ROW language ("House-passed Language").  We believe that if signed into law, the House-passed Language would enable third parties, including the Company, to carry-on existing and future activities within existing railroad ROWs over federal lands without the need to secure a separate ROW grant from BLM.  Consideration of FY17 appropriations bills, including HR 5538, were delayed in 2016 as a result of the presidential election and were continued until April 2017. On May 5, 2017, the President signed the Consolidated Appropriations Act, 2017 (H.R.244) that included funding priorities of HR 5538.  However, all language regarding the use of railroad ROWs over federal lands was removed from H.R.244, including the House-passed Language and a Senate provision authored by Senator Dianne Feinstein (D-CA), which had been included in the annual federal appropriations bill since 2009 and sought to require the Interior Department to certify that the Project's proposed use of the ARZC ROW was within the ROW's scope, but also precluded the BLM from spending any federal dollars on any permitting evaluation of the Water Project's use of that ROW ("Feinstein rider").  In the absence of both the House-passed Language and the Feinstein rider, the Interior Department remains the agency of jurisdiction for determining the scope of the ARZC ROW for our proposed use, as well as the use of all railroad rights-of-way over federal lands, but it is no longer constrained by the Feinstein rider.
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

 Initial feasibility studies indicated that, upon conversion, the 30-inch line could transport between 20,000 and 30,000 acre-feet of water per year between the Water Project area and various points along the Central and Northern California water transportation network. As a result, this line could create significant opportunities for our water resource development efforts.

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

 In addition, prior to construction of the Water Project, terms for moving water supplies in the CRA must be negotiated with Metropolitan Water District of Southern California ("Metropolitan"), which owns and controls the CRA.  Water Project supplies entering the CRA will comply with Metropolitan's published engineering, design and water quality standards and will be subject to all applicable fees and charges routinely established by Metropolitan for the conveyance of water within its service territory.  Any agreement as to the terms and conditions of the Water Project's use of the CRA will be negotiated between and entered into by Metropolitan and the Project participating agencies, not the Company. Discussions with Metropolitan regarding conveyance of Project water in the CRA have been led by SMWD.  We expect arrangements would be recommended by Metropolitan staff and considered by its Board following BLM's clarification of the scope of the ARZC ROW related to the Water Project's conveyance pipeline, discussed above.  Once arrangements are reached, Metropolitan would take action as a responsible agency under CEQA regarding the terms and conditions of the Water Project's use of the CRA to transport water to its participating agencies.

 (3) Construction Financing

 As described above, construction of Phase I of the Water Project would primarily consist of wellfield facilities at the Project site, a conveyance pipeline, and an energy source to pump water through the conveyance pipeline between the Project well-field and the CRA.  The construction of these facilities, which we expect would cost approximately $250 million, will require capital financing that we expect will be secured by the proceeds of our definitive Purchase and Sale Agreements and the new facility assets.   On May 1, 2017, the Company entered into a strategic transaction with funds affiliated with Apollo Global Management, LLC ("Apollo"), a leading global alternative investment manager with approximately $197 billion of assets under management, to initiate financial arrangements for the construction of Phase I.  In furtherance of the strategic transaction, funds managed by affiliates of Apollo and the Company executed a series of agreements that will replace and refinance our existing $45 million senior secured debt, provide $15 million of new senior debt to fund immediate construction related expenditures, and conditionally commit up to $240 million for Phase I construction finance expenditures. The conditional commitment for up to $240 million is intended to provide the additional resources necessary to complete the construction of Phase I of the Water Project.   However, Cadiz is not obligated to accept such financing from Apollo, and Apollo's commitment is conditional (see "Liquidity and Capital Resources", below).

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

 We remain committed to the sustainable use of our land and water assets, and will continue to explore all opportunities for environmentally responsible development of these assets.  We cannot estimate which of these various opportunities will ultimately be utilized.

Results of Operations

Three Months Ended March 31, 2017, Compared to Three Months Ended March 31, 2016

 We have not received significant revenues from our water resource and real estate development activity to date.  Our revenues have been limited to our agricultural operations.  As a result, we have historically incurred a net loss from operations.  We had revenues of $108 thousand for the three months ended March 31, 2017, and $75 thousand for the three months ended March 31, 2016.  We incurred a net loss of $7.2 million in the three months ended March 31, 2017, compared with a $8.8 million net loss during the three months ended March 31, 2016.  The higher net loss during the quarter ended March 31, 2016 was primarily a result of the expensing of approximately $3.6 million in fees associated with the extension of our then existing first mortgage in the first quarter of 2016, offset by approximately $1.7 million in stock compensation in the first quarter of 2017 related to shares earned by employees for the achievement of a milestone award in connection with securing construction financing for the Water Project.

 Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e., general and administrative expense) and our interest expense.  We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

 Revenues  Revenue totaled $108 thousand during the three months ended March 31, 2017, compared to $75 thousand during the three months ended March 31, 2016.

 General and Administrative Expenses  General and Administrative Expenses, exclusive of stock-based compensation costs, totaled $2.3 million and $2.2 million for the three months ended March 31, 2017 and 2016, respectively.

 Compensation costs from stock and option awards for the three months ended March 31, 2017, were $1.8 million, compared with $166 thousand for the three months ended March 31, 2016.  The higher 2017 expense primarily reflects shares earned by employees for the achievement of a milestone award in connection with securing construction financing for the Water Project.

 Depreciation  Depreciation expense totaled $71 thousand during the three months ended March 31, 2017, compared to $73 thousand during the three months ended March 31, 2016.

 Interest Expense, net  Net interest expense totaled $3.1 million during the three months ended March 31, 2017 compared to $4.2 million during the same period in 2016.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	March 31,
	2017	2016

Interest on outstanding debt	$2,371	$2,242
Amortization of debt discount	692	1,892
Amortization of deferred loan costs	50	57

	$3,113	$4,191

 Amortization of debt discount decreased from $1.9 million to $700 thousand primarily due to a decrease in debt discount related to the conversion of convertible notes by certain of our lenders.

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

 On May 1, 2017, we entered into a $60 million Credit Agreement with funds affiliated with Apollo Global Management, LLC ("Apollo") that will replace and refinance our existing $45 million senior secured mortgage debt ("Senior Secured Debt") and provide $15 million of new senior debt to fund immediate construction related expenditures.  Additionally, funds affiliated with Apollo also executed a conditional commitment letter to fund up to $240 million in construction finance expenditures for the Cadiz Water Project, subject to the satisfaction of conditions precedent.  It is intended to provide the additional resources necessary to complete the construction of Phase I of the Water Project.  Apollo's commitment for up to $240 million is conditional and Cadiz is not obligated to accept such financing from Apollo.

 The Senior Secured Debt and the convertible notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit our ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on our ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the new loans were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At March 31, 2017, we were in compliance with our debt covenants.

 Limitations on our liquidity and ability to raise capital may adversely affect us.  Sufficient liquidity is critical to meet our resource development activities.  We currently expect our cash on hand to be sufficient to meet our short-term liquidity needs.  We expect to close the Apollo transaction within 45 days of its May 1, 2017 signing date, which will allow us to meet our future cash needs.  To the extent additional capital is required, we may increase liquidity through a variety of means, including equity or debt placements, through the lease, sale or other disposition of assets or reductions in operating costs.  Equity placements, if made, would be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon our existing stockholders.

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

 At March 31, 2017, we had no outstanding credit facilities other than the Senior Secured Debt and the convertible notes.

 Cash Used in Operating Activities.  Cash used in operating activities totaled $2.6 million and $1.5 million for the three months ended March 31, 2017 and 2016, respectively.  The cash was primarily used to fund general and administrative expenses related to our water development efforts and litigation costs for the three month periods ended March 31, 2017 and 2016.  During the three months ended March 31, 2017, a previously recorded liability of $3 million related to a legal cash settlement was eliminated upon payment by our insurance carrier.

 Cash Used in Investing Activities.  Cash used in investing activities totaled $116 thousand for the three months ended March 31, 2017, and zero for the three months ended March 31, and 2016.

 Cash (Used in) Provided By Financing Activities.  Cash used in financing activities for the three months ended March 31, 2017 was $14 thousand compared to $893 thousand in cash provided by financing activities during the three months ended March 31, 2016.

Outlook

 Short-Term Outlook.  Our cash resources, together with the new cash resources to be provided by the Apollo transaction, provide us sufficient funds to meet any of our short term working capital needs.  Once the Apollo transaction is closed, our working capital needs will be satisfied in the short term.  Should we require additional working capital to fund operations, we expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities.  See "Long-Term Outlook".  No assurances can be given, however, as to the availability or terms of any new financing.

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

 We are evaluating the amount of cash needed, and the manner in which such cash will be raised, on an ongoing basis.  We may meet any future cash requirements through a variety of means, including construction financing to be provided by the Apollo conditional commitment letter described above, equity or debt placements, or through the sale or other disposition of assets.  Equity placements would be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon our existing stockholders.  Limitations on our liquidity and ability to raise capital may adversely affect us.  Sufficient liquidity is critical to meet our resource development activities.

Recent Accounting Pronouncements

 See Note 1 to the Condensed Consolidated Financial Statements – "Basis of Presentation".

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

 As of March 31, 2017, all of the Company's indebtedness bore interest at fixed rates; therefore, the Company is not exposed to market risk from changes in interest rates on long-term debt obligations.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures
 The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chief Executive Officer (the "Principal Executive Officer") and Chief Financial Officer (the "Principal Financial Officer") and to its Board of Directors.  Based on their evaluation as of March 31, 2017, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting
 In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in the Company's internal controls over financial reporting that occurred during the first fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings

 On February 6, 2016, a shareholder derivative lawsuit, entitled Herman Boschken v. Keith Brackpool et. Al., was filed against certain Cadiz directors and officers ("Derivative Defendants") in the Superior Court of State of California County of Los Angeles ("Superior Court") purporting to assert claims for breach of fiduciary duty, corporate waste, gross mismanagement, and unjust enrichment.  The complaint, which purported to be brought on behalf of all Cadiz shareholders, alleged that the Derivative Defendants made false and misleading statements regarding the Company's business and prospects.  Among other things, the complaint sought unspecified monetary damages and certain changes to corporate governance policies.  The Company believes that the lawsuit was without merit.  Notwithstanding that the Company disputes the allegations in the complaint, the parties agreed to settle the case and on January 25, 2017, the Superior Court entered an order preliminarily approving a proposed settlement and approving for dissemination the Notice of Derivative Settlement (the "Notice") to the Company's current shareholders.  In the settlement, the Company made no admission of liability or wrongdoing and did not concede the validity of any of the allegations or legal claims made in the litigation.  In exchange for a release of all claims by the plaintiffs and a dismissal of the Derivative Action with prejudice, the Company agreed to implement certain corporate governance reforms, and pay certain plaintiffs' attorney fees and expenses.  Following the completion of the Notice period, on March 27, 2017, the Superior Court issued its final Order and dismissed the case with prejudice. The cash portion of the settlement was paid in accordance with the Company's corporate insurance policy and not from its cash resources.

ITEM 1A.     Risk Factors

Our Credit Agreement and Conditional Commitment From Apollo Each Remain Subject to Closing Conditions

 As previously reported by the Company on Form 8-K filed on May 2, 2017, on May 1, 2017, the Company entered into a $60 million Credit Agreement with funds affiliated with Apollo Global Management, LLC ("Apollo") that will replace and refinance the Company's existing $45 million senior secured mortgage debt and provide $15 million of new senior debt to fund immediate construction related expenditures.  Additionally, funds affiliated with Apollo also executed a conditional commitment letter to fund up to $240 million in construction finance expenditures for the Cadiz Water Project, subject to the satisfaction of conditions precedent.  The conditional commitment is intended to provide additional resources necessary to complete the construction of Phase I of the Water Project.  The Credit Agreement transaction is expected to close within 45 days of its May 1, 2017, signing date, subject to satisfaction of conditions.  Apollo's commitment for up to $240 million is conditional and subject to a number of conditions, many of which are not within the Company's control, and the Company is not obligated to accept such financing from Apollo.  If either the Credit Agreement transaction or the $240 million commitment does not close, the Company will need to seek financing from other sources.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

 Not applicable.

ITEM 3.     Defaults Upon Senior Securities

 Not applicable.

ITEM 4.     Mine Safety Disclosures

 Not applicable.

ITEM 5.     Other Information

 Not applicable.

ITEM 6.     Exhibits

 The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

10.1	$60,000,000 Credit Agreement, dated as of May 1, 2017, by and among Cadiz Inc. and Cadiz Real Estate LLC as borrowers, Apollo Special Situations Fund, L.P. and the other lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent (1)

31.1	Certification of Scott S. Slater, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Scott S. Slater, Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Conditional Commitment Letter for Construction Financing (1)

____________________________

(1)	Previously filed as an Exhibit to our Current Report on Form 8-K dated May 1, 2017 filed on May 2, 2017

SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cadiz Inc.

By:	/s/ Scott S. Slater	May 9, 2017
	Scott S. Slater	Date
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Timothy J. Shaheen	May 9, 2017
	Timothy J. Shaheen	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)