Form 10-Q
period 2017-06-30
CADIZ INC
filed 2017-08-09
CIK 727273

Unite Stated
Securities and Exchange Commission

Washington, D. C. 20549
FORM 10-Q

(Mark One)

☑     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2017

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

As of August 4, 2017, the Registrant had 22,257,646 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.

Cadiz Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
	For the Three Months
	Ended June 30,
($ in thousands except per share data)	2017	2016

Total revenues	$108	$108

Costs and expenses:
General and administrative	2,141	2,641
Depreciation	72	73

Total costs and expenses	2,213	2,714

Operating loss	(2,105)	(2,606)

Interest expense, net	(7,963)	(3,038)
Loss on extinguishment of debt and debt refinancing	(3,501)	-

Loss before income taxes	(13,569)	(5,644)
Income tax expense	1	1

Net loss and comprehensive loss applicable to common stock	$(13,570)	$(5,645)

Basic and diluted net loss per common share	$(0.60)	$(0.31)

Basic and diluted weighted average shares outstanding	22,451	17,949

See accompanying notes to the condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
	For the Six Months
	Ended June 30,
($ in thousands except per share data)	2017	2016

Revenues	$216	$183

Costs and expenses:
General and administrative	6,291	4,996
Depreciation	143	146

Total costs and expenses	6,434	5,142

Operating loss	(6,218)	(4,959)

Interest expense, net	(11,076)	(7,229)
Loss on extinguishment of debt and debt refinancing	(3,501)	(2,250)

Loss before income taxes	(20,795)	(14,438)
Income tax provision	2	2

Net loss and comprehensive loss applicable to common stock	$(20,797)	$(14,440)

Basic and diluted net loss per common share	$(0.93)	$(0.81)

Basic and diluted weighted average shares outstanding	22,275	17,923

See accompanying notes to the condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Balance Sheets (Unaudited)
	June 30,	December 31,
($ in thousands, except share data)	2017	2016

ASSETS

Current assets:
Cash and cash equivalents	$19,434	$12,172
Accounts receivable	50	39
Prepaid expenses and other	516	3,391

Total current assets	20,000	15,602

Property, plant, equipment and water programs, net	44,659	44,182
Goodwill	3,813	3,813
Other assets	3,745	3,502

Total assets	$72,217	$67,099

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$642	$439
Accrued liabilities	5,799	3,953
Current portion of long-term debt	1,398	170

Total current liabilities	7,839	4,562

Long-term debt, net	117,842	102,374
Long-term lease obligations, net	12,770	12,287
Deferred revenue	750	750
Other long-term liabilities	3,683	1,443

Total liabilities	142,884	121,416

Stockholders' deficit:
Common stock - $.01 par value; 70,000,000 shares
authorized; shares issued and outstanding – 22,483,122 at
June 30, 2017 and 21,768,864 at December 31, 2016	225	218
Additional paid-in capital	359,776	355,336
Accumulated deficit	(430,668)	(409,871)
Total stockholders' deficit	(70,667)	(54,317)

Total liabilities and stockholders' deficit	$72,217	$67,099

See accompanying notes to the condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
	For the Six Months
	Ended June 30,
($ in thousands)	2017	2016

Cash flows from operating activities:
Net loss
Adjustments to reconcile net loss to	$(20,797)	(14,440)
net cash used in operating activities:
Depreciation	143	146
Amortization of debt discount and issuance costs	1,835	2,574
Interest expense added to loan principal	4,534	4,188
Interest expense added to lease liability	471	330
Gain on debt conversion	55	-
Loss on early extinguishment of debt	3,501	2,250
Compensation charge for stock and share option awards	1,921	759
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(11)	129
Decrease (increase) in prepaid expenses and other	2,875	(22)
Increase in other assets	(243)	(357)
Increase (decrease) in accounts payable	40	(63)
Increase (decrease) in accrued liabilities	1,464	(315)
(Decrease) in other long-term liabilities	(655)	-

Net cash used in operating activities	(4,867)	(4,821)

Cash flows from investing activities:
Additions to property, plant and equipment	(161)	-

Net cash used in investing activities	(161)	-

Cash flows from financing activities:
Up-front payment related to lease liability	-	11,509
Net Proceeds from the issuance of long-term debt	57,190	7,600
Debt issuance costs	-	(102)
Principal payments on long-term debt	(44,900)	(10,958)

Net cash provided by financing activities	12,290	8,049

Net increase in cash and cash equivalents	7,262	3,228

Cash and cash equivalents, beginning of period	12,172	2,690

Cash and cash equivalents, end of period	$19,434	$5,918

See accompanying notes to the condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Stockholders' Deficit (Unaudited)
($ in thousands, except share data)			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2016	21,768,864	$218	$355,336	$(409,871)	$(54,317)

Issuance of shares to lenders	29,706	-	433	-	433

Issuance of shares pursuant to bond conversion	285,480	3	1,991	-	1,994

Stock-based compensation expense	399,072	4	2,016	-	2,020

Net loss and comprehensive loss	-	-	-	(20,797)	(20,797)

Balance as of June 30, 2017	22,483,122	$225	$359,776	$(430,668)	$(70,667)

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

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates and such differences may be material to the financial statements. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of results for the entire fiscal year ending December 31, 2017.

Liquidity

 The Condensed Consolidated Financial Statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $20.8 million for the six months ended June 30, 2017, and $14.4 million for the six months ended June 30, 2016.  The Company had working capital of $12.2 million at June 30, 2017, and used cash in its operations of $4.9 million for the six months ended June 30, 2017.

 Cash requirements during the six months ended June 30, 2017 primarily reflect certain administrative costs related to the Company's water project development efforts.  Currently, the Company's sole focus is the development of its land and water assets.

 On May 25, 2017, the Company entered into a new $60 million credit agreement with funds affiliated with Apollo Global Management, LLC ("Apollo") that replaced and refinanced the Company's then existing $45 million senior secured mortgage debt ("Prior Senior Secured Debt") and provided $15 million of new senior debt to fund immediate construction related expenditures ("New Senior Secured Debt").

 The Company's New Senior Secured Debt and its convertible notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company's ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on the Company's ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the New Senior Secured Debt were negotiated by the parties with a view towards the Company's operating and financial condition as it existed at the time the agreements were executed.  At June 30, 2017, the Company was in compliance with its debt covenants.

 The Company's cash resources, provide the Company with sufficient funds to meet its working capital needs for a period beyond one year from this quarterly report issuance date.  The Company may meet working capital requirements beyond this period through a variety of means, including construction financing, equity or debt placements, through the sale or other disposition of assets or reductions in operating costs.  Equity placements may be made using our existing shelf registration.  Equity placements, if made, would be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon the Company's existing stockholders.

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

Supplemental Cash Flow Information

 Under the terms of the Prior Senior Secured Debt, the Company was required to pay 50% of all quarterly interest payments in cash or stock on the Prior Senior Secured Debt, rather than in accretion to principal.  Under the terms of the New Senior Secured  Debt the Company is required to pay 25% of all future quarterly payments in cash.  No other payments are due on the corporate secured debt or convertible notes prior to their maturities. During the six months ended June 30, 2017, approximately $433 thousand in interest payments on the corporate secured debt was paid in stock.  As result, 29,706 shares of common stock were issued to the lenders.

 In connection with the New Senior Secured Debt, the Company issued warrants to purchase an aggregate of 357,500 shares of its common stock.  The Company recorded a debt discount at the time of the closing of the New Senior Secured Debt in the amount of $2.9 million which was the fair value of the 357,500 warrants issued.  The fair value of the warrants will be remeasured each reporting period, and the change in warrant value will be recorded as an adjustment to the derivative liability.

 During the six months ended June 30, 2017, approximately $2.05 million in convertible notes were converted by certain of the Company's lenders.  As a result, 285,480 shares of common stock were issued to the lenders.

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

 In May 2017, the FASB issued an accounting standards update which clarifies which changes to terms or conditions of a share-based payment award require an entity to apply modification accounting, in accordance with Topic 218.  An entity should account for the effect of a modification unless all of the following are met:

1.
The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs of the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification.

2.	The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified.
3.	The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.

 This guidance effective for annual periods beginning after December 15, 2017, and interim periods within those periods with early adoption permitted.  The Company is currently evaluating this new guidance and cannot determine the impact of this standard at this time.
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

 On May 25, 2017 ("Closing Date"), the Company entered into a new $60 million credit agreement ("Credit Agreement") with funds affiliated with Apollo Global Management, LLC ("Apollo") that replaced and refinanced the Company's then existing $45 million senior secured mortgage debt ("Prior Senior Secured Debt") and provided $15 million of new senior debt to fund immediate construction related expenditures ("New Senior Secured Debt").  The New Senior Secured Debt will mature on the earliest of (a) the four year anniversary of the Closing Date, and (b) the "Springing Maturity Date", which is defined as the date which is 91 days prior to the maturity date of the 7.00% Convertible Senior Notes of Cadiz due 2020 (the "New Convertible Notes") that were issued in December 2015 and April 2016 pursuant to the New Convertible Notes Indenture as defined in the Credit Agreement, if on the 91st day preceding the maturity date of the New Convertible Notes, the 5-Day VWAP, as defined in the Credit Agreement, is less than 120% of the then applicable Conversion Rate, as defined in the New Convertible Notes Indenture, and at least $10,000,000 in original principal amount of the New Convertible Notes is outstanding ((a) or (b), as applicable, the "Maturity Date").

 The proceeds from the Credit Agreement were used to repay the Prior Senior Secured Debt resulting in a loss on extinguishment of $3.5 million which consisted of the write-off of unamortized debt discount, unamortized debt issuance costs and fees paid to the former lenders.  In addition, the Company incurred $1.5 million in legal and finders fees which was recorded as additional debt discount and is being amortized through December 2019, which is the Springing Maturity Date as discussed above.  In connection with the repayment, the Company entered into a Payoff Agreement on May 24, 2017.  The Payoff Agreement provides for mediation and arbitration, if necessary, to determine if 357,500 penny warrants issued to the prior lenders became exercisable on May 28, 2017.  The warrants to the prior lenders are account for as a derivative liability with unrealized gains and losses reflected in interest expense.

 Interest on the New Senior Secured Debt is due quarterly on each March 31, June 30, September 30 and December 31 (each an "Interest Date") beginning on June 30, 2017.  Interest on the New Senior Secured Debt will (i) accrete to the outstanding principal amount at a rate per annum equal to 6% (the "PIK Rate") compounded quarterly on each Interest Date and (ii) accrue on the outstanding principal amount a rate per annum equal to 2% (the "Cash Rate"). The Company, in its discretion, may make any quarterly interest payment in cash on the applicable Interest Date at the PIK Rate, in lieu of accretion of such interest to the principal amount at the PIK Rate.

 The Accreted Loan Value plus the Applicable Prepayment Premium will be due and payable on the Maturity Date. "Accreted Loan Value" means, as of the date of determination, the outstanding principal amount of the applicable Loan, plus all accreted interest as of the calendar day immediately prior to such date of determination. "Applicable Prepayment Premium" means with respect to any repayment of the New Senior Secured Debt (a) the Accreted Loan Value of the New Senior Secured Debt being prepaid or repaid, as applicable, multiplied by (b) 3.00%.

 The Company may prepay the New Senior Secured Debt, in whole or in part, for an amount equal to the Accreted Loan Value plus the Applicable Prepayment Premium; provided that if the Springing Maturity Date has not occurred, the Company may not prepay the New Senior Secured Debt, without the prior written consent of the holders of more than 50% of the aggregate unpaid principal amount of the New Senior Secured Debt, during the period commencing on the date that is 91 days prior to the maturity date of the New Convertible Notes and ending on the maturity date of the New Convertible Notes.

 The Company paid Apollo an upfront fee of 2.00% of the aggregate principal amount of the New Senior Secured Debt funded on the Closing Date.  This amount was recorded as additional debt discount and is being amortized over the remaining term of the loan.

 In conjunction with the closing of the New Senior Secured Debt, the Company issued to Apollo warrants to purchase an aggregate 357,500 shares of its common stock.  The Company recorded a debt discount at the time of the closing of the New Senior Secured Debt in the amount of $2.9 million which is the fair value of the 357,500 warrants issued.  Such debt discount being amortized through December 2019, which is the Springing Maturity Date as discussed above.  The fair value of the warrants will be remeasured each reporting period, and the change in warrant value will be recorded as interest expense.  The warrant has a five year term and an exercise price of $14.94 per share, subject to adjustment.

 Total unrealized losses of $4.0 million for warrant liabilities accounted for as derivatives have been recorded as interest expense in both the three and six-month periods ended June 30, 2017.

    The Company's New Senior Secured Debt and its convertible notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company's ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on the Company's ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the New Senior Secured Debt were negotiated by the parties with a view towards the Company's operating and financial condition as it existed at the time the agreements were executed.  At June 30, 2017, the Company was in compliance with its debt covenants.

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
2014 Equity Incentive Plan
 The 2014 Equity Incentive Plan was approved by stockholders at the June 10, 2014 Annual Meeting.  The plan provides for the grant and issuance of up to 675,000 shares and options to the Company's employees, directors and consultants.  Upon approval of the 2014 Equity Incentive Plan, all shares of common stock that remained available for award under the 2009 Equity Incentive Plan were canceled.  Following registration of the 2014 Plan on Form S-8, the Company entered into revised employment agreements with certain senior management that provide for the issuance of up to 162,500 Restricted Stock Units ("RSU's") during the period July 1, 2014 through December 31, 2016 and the issuance of up to 200,000 RSU's in connection with obtaining construction financing for the Water Project ("Milestone RSUs").  The Milestone RSUs vested in June 2017, and the Company recorded stock compensation of $1.7 million during the six months ended June 30, 2017, to reflect the issuance of these shares.
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
 All options that have been issued under the above plans have been issued to officers, employees and consultants of the Company.  In total, options to purchase 507,500 shares were unexercised and outstanding on June 30, 2017, under the two equity incentive plans.

 The Company recognized no stock option related compensation costs in each of the six months ended June 30, 2017 and 2016.  Additionally, no options were exercised during the six months ended June 30, 2017.

Stock Awards to Directors, Officers, and Consultants

 The Company has granted stock awards pursuant to its 2009 Equity Incentive Plan and 2014 Equity Incentive Plan.

 Of the total 850,000 shares reserved under the 2009 Equity Incentive Plan, 297,265 were issued as share grants and 507,500 were issued as options.  Upon approval of the 2014 Equity Incentive Plan in June 2014, 45,235 shares remaining available for award under the 2009 Equity Incentive Plan were canceled.

 Under the 2014 Equity Incentive Plan, 594,073 shares have been awarded to the Company directors, consultants and employees as of June 30, 2017.  Of the 594,073 shares awarded, 8,694 shares were awarded to the Company's directors for services performed during the plan year ended June 30, 2017.  These shares will vest and be issued on January 31, 2018.

 The Company recognized stock-based compensation costs of $1,921,000 and $759,000 for the six months ended June 30, 2017 and 2016, respectively.

NOTE 4 – INCOME TAXES

 As of June 30, 2017, the Company had net operating loss ("NOL") carryforwards of approximately $262 million for federal income tax purposes and $151 million for California state income tax purposes.  Such carryforwards expire in varying amounts through the year 2037.  Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

 As of June 30, 2017, the Company had unrecognized tax benefits totaling approximately $2.8 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against its net deferred tax assets.

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

NOTE 5 – NET LOSS PER COMMON SHARE

 Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding.  Options, deferred stock units, warrants and the zero coupon term loan convertible into or exercisable for certain shares of the Company's common stock were not considered in the computation of net loss per share because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 10,777,000 and 10,299,000 for the three months ended June 30, 2017 and 2016, respectively; and 10,736,000 and 10,218,000 for the six months ended June 30, 2017 and 2016, respectively.

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

 We believe that the long-term highest and best use of our land and water assets will be realized through the development of a combination of water supply and storage projects at our properties. Therefore, the Company has been primarily focused on the development of the Cadiz Valley Water Conservation, Recovery and Storage Project ("Water Project" or "Project"), which will capture and conserve millions of acre-feet1 of native groundwater currently being lost to evaporation from the aquifer system beneath our 34,000-acre property in the Cadiz and Fenner valleys of eastern San Bernardino County (the "Cadiz/Fenner Property"), and deliver it to water providers throughout Southern California (see "Water Resource Development").  A second phase of the Water Project would offer storage of up to one million acre-feet of imported water in the aquifer system.  We believe that the ultimate implementation of this Water Project will provide a significant source of future cash flow.

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

 Availability of supplies in California also differs greatly from year to year due to natural hydrological variability.  Over the last several years, California has struggled through an historic drought featuring record-low winter precipitation and reservoir storage levels.  However, as a result of a series of strong storms through the 2016-2017 winter, California received record amounts of rain and snow, ending the State's multi-year drought.  The rapid swing from drought to an extremely wet year challenged California's traditional infrastructure system, and deliveries into Southern California from the State Water Project, CRA, and Los Angeles Aqueduct, although larger than in the last several drought years, have remained below capacity.

 The Cadiz Water Project is a local supply option in Southern California that could help address the region's water supply challenges by providing new reliable supply and local groundwater storage opportunities (see "Water Resource Development" below) in both dry and wet years. Following a multi-year California Environmental Quality Act ("CEQA") review and permitting process, the Water Project has permits allowing the capture and conservation of 2.5 million acre-feet of groundwater over 50 years in accordance with the terms of a groundwater management plan approved by San Bernardino County, the public agency responsible for groundwater use at the project area.

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

Water Resource Development

 The Water Project is designed to capture and conserve billions of gallons of renewable native groundwater currently being lost annually to evaporation from the aquifer system underlying our Cadiz/Fenner Property, and provide a new reliable water supply for approximately 400,000 people in Southern California.  The total quantity of groundwater to be recovered and conveyed to Water Project participants will not exceed a long-term annual average of 50,000 acre-feet per year for 50 years.  The Water Project also offers participants the ability to carry-over their annual supply and store it in the groundwater basin from year to year.  A second phase of the Water Project, Phase II, will offer up to one million acre-feet of storage capacity that can be used to hold imported water supplies at the project area.

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

 Phase I has been fully reviewed and permitted in accordance with the California Environmental Quality Act (CEQA). In May 2016, all permits and approvals were sustained in the California Court of Appeal and are no longer subject to further litigation. As a result, the Project presently is permitted to provide an average of 50,000 acre-feet of water for 50 years to meet municipal and industrial (M&I) water needs in Southern California.  Prior to construction, the Water Project must (1) complete efforts to secure its pipeline right-of-way, (2) finalize contracts with Project participating agencies and secure transportation arrangements to deliver water into each participant's service area, and (3) secure and finalize private construction financing. Below is a discussion of present activities to advance these objectives.

  (1)  Water Conveyance Pipeline Right-of-Way

Pipeline from Cadiz to CRA

 In September 2008, we secured a 99-year lease agreement with the Arizona & California Railroad Company ("ARZC") to construct and operate the Water Project's water conveyance pipeline and related railroad improvements within a portion of the ARZC's active railroad right-of-way from Cadiz to Freda, California.  The buried pipeline would be constructed parallel to the railroad tracks and be used to convey water between our Cadiz Valley property and the CRA.  The ARZC right-of-way was originally granted by the U.S. Congress in accordance with the General Railroad Right-of-Way Act of March 3, 1875 ("1875 Act") and, in some locations, crosses federal public lands managed by the U.S. Bureau of Land Management ("BLM").

 Our lease agreement with the ARZC expressly requires that the Project further several railroad purposes and, under the terms of the lease agreement, the ARZC reserved water supplies from the Project for its operational needs as well as access to Project facilities for the benefit of its railroad operation.  In September 2013, we also entered into a trackage rights agreement with the ARZC that would enable the operation of steam-powered, passenger excursion trains on the line powered by water made available from the pipeline.

 The following benefits to the railroad, enabled by the conveyance pipeline, will be provided to the ARZC in fulfillment of our lease obligations:

•	A new access road along the entire pipeline route to enable maintenance and emergency access, and to shorten routes for crew-changes,
•	Remotely operated fire-suppression systems at each of the existing creosote-treated wooden trestles,
•	Inline power generation for crossing operations and lighting, heating and cooling for existing railroad transloading operations,
•	Fiber optic information transmission to convey track-speed and cameras for emergency situations, and to discourage vandalism; and
•	Water distribution for the operation of a steam powered locomotive, fire-suppression and other miscellaneous uses.

 There is presently no power source, fire suppression or fiber optic capability otherwise available to the ARZC without the pipeline in this remote location.

 Our plan to construct the Project pipeline within the ARZC right-of-way is similar to, and modeled after, thousands of other existing longitudinal uses of rail corridors across the United States today, such as telecommunications lines, natural gas and petroleum product lines and other water lines.  Since the granting of these rights-of-way by the Congress, railroads have leased their property for third party uses without additional permitting of the federal government in accordance with federal policy encouraging the co-location of infrastructure in existing corridors and consistent with the 1875 Act.

 In 2009, as we began to survey the permitting required to construct and operate the Project, the federal government stated that no federal environmental review of the proposed pipeline route was required under the National Environmental Policy Act ("NEPA"), because the proposed use was within the scope of the ARZC right-of-way.

 In 2011, the Solicitor of the Department of the Interior issued a Memorandum Opinion ("M-37075") that constrained the scope of 1875 Act rights-of-way but opined that such rights-of-way could be used for commercial purposes such as longitudinal utility infrastructure without additional federal permitting so long as the use also furthers a railroad purpose at least in part. As described above, our lease agreement with the ARZC expressly requires the Project facilities to provide a number of benefits to the ARZC in furtherance of railroad purposes.

 Subsequently, the ARZC right-of-way route for the pipeline was fully analyzed in the Water Project's Final Environmental Impact Report ("EIR") as part of the CEQA environmental review process completed in 2012.  As an existing, disturbed transportation corridor, the route, which avoids sensitive habitats, was found to be the environmentally preferred route for the pipeline.

 However, in 2012, the BLM sent a letter to the ARZC indicating that it required additional information about the railroad purposes that would be furthered by the Project. In its letter, the BLM indicated that absent this information the BLM would consider the pipeline to be trespassing on federal lands and could challenge its construction in federal court. Subsequently, from 2012 – 2015, the Company, the ARZC and other Water Project participants had numerous meetings with the BLM and provided evidence regarding the pipeline's related railroad purposes.  During this time, the BLM also issued policy memoranda to its field offices, specifically Instruction Memorandum No. 2014-122 and Instruction Memorandum No. 2012-038 ("IMs"), which together established a framework for evaluation of third party use of 1875 Act railroad rights-of-way over federal lands. The policies established in these IMs set new criteria requiring that every existing and proposed third party use of a railroad right-of-way over federal lands in the U.S. be evaluated by a BLM field office to determine whether the use was within the permissible scope of the right of way or required additional and separate permitting. In 2014, the BLM estimated that thousands of miles of railroad corridors and more than 3,500 existing uses could be subject to new evaluation by the BLM in accordance with the IMs.

 On October 2, 2015, the Director of the California Office of the BLM signed a letter that would later be sent to the ARZC and the Company taking the position that the Project pipeline is outside the scope of the ARZC right-of-way, concluding in summary that a water pipeline would not primarily further a railroad purpose or originate from a railroad purpose, and would therefore require a new federal right-of-way permit prior to construction.  We believe BLM California's October 2015 guidance evaluation of the Project pipeline ("2015 BLM Evaluation") disregarded federal law and policy and also strayed from the framework provided for in M-37075 as referenced above. The 2015 BLM Evaluation was the subject of bi-partisan congressional attention and concern. In March 2017, a bipartisan group of congressional representatives from several Western States sent a letter to the Secretary of the Department of the Interior to request that the agency (1) rescind the previous administration's IMs, (2) withdraw the 2015 BLM Evaluation and (3) issue a finding that the Project is consistent with the scope of the original ARZC right-of-way grant.

 On March 29, 2017, the BLM rescinded the IMs and transferred the consideration of third party use of railroad rights-of-way over federal lands from its field offices to the Washington D.C. office.  On June 30, 2017, M-37075 was also temporarily suspended pending an evaluation of judicial precedent.

 In July 2017, the Company, joined by Santa Margarita Water District and the ARZC, made a formal request to the BLM that the agency withdraw the 2015 BLM Evaluation and issue a finding that the Project is consistent with the scope of the original ARZC right-of-way grant. The BLM has not yet responded to this request.

Northern Pipeline
 We currently own a 96-mile existing idle natural gas pipeline that extends from the Cadiz/Fenner Property to Barstow, California and we intend to convert this pipeline to allow for the transportation of water. The Barstow area serves as a hub for water delivered from northern and central California to communities in Southern California's High Desert.  In addition, the Company holds an option to purchase a further 124-mile segment of this pipeline from Barstow to Wheeler Ridge, California for $20 million.  This option expires in December 2018.

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
  (3) Construction Financing

 As described above, construction of Phase I of the Water Project would primarily consist of wellfield facilities at the Project site, a conveyance pipeline, and an energy source to pump water through the conveyance pipeline between the Project well-field and the CRA.  The construction of these facilities, which we expect would cost approximately $250 million, will require capital financing that we expect will be secured by the proceeds of our definitive Purchase and Sale Agreements and the new facility assets.   On May 25, 2017, the Company closed a strategic transaction with funds affiliated with Apollo Global Management, LLC ("Apollo"), a leading global alternative investment manager with approximately $197 billion of assets under management, to initiate financial arrangements for the construction of Phase I.  In furtherance of the strategic transaction, funds managed by affiliates of Apollo and the Company executed a series of agreements that replaced and refinanced our then existing $45 million senior secured debt, provided $15 million of new senior debt to fund immediate construction related expenditures, and conditionally committed up to $240 million for Phase I construction finance expenditures. The conditional commitment for up to $240 million is intended to provide the additional resources necessary to complete the construction of Phase I of the Water Project.   However, Cadiz is not obligated to accept such financing from Apollo, and Apollo's commitment is conditional (see "Liquidity and Capital Resources", below).

Agricultural Development

 Within the Cadiz/Fenner Property, all of the existing 34,000 acres are currently zoned for agriculture.  In 1993, we secured conditional use permits to develop agriculture on up to 9,600 acres of the property and withdraw groundwater from the underlying aquifer system for irrigation.  We have since maintained various levels of crops on the Property as we developed the Water Project.  In 2013, we entered into a lease agreement with a third party to develop up to 1,480 acres of lemons at the site, 640 acres of which have been planted to date.
 In February 2016, we entered into a lease agreement with Fenner Valley Farms LLC ("FVF"), a subsidiary of Water Asset Management LLC, a related party, pursuant to which FVF leased, for a 99-year term, 2,100 acres at the Cadiz/Fenner property to be used to plant, grow and harvest agricultural crops ("FVF Lease"). As consideration for the lease, FVF paid the Company a one-time payment of $12,000,000 in February 2016. The acreage that was historically farmed by the Company and the acreage that is leased to a third party to develop lemons was included within the leased acreage.  Following entry into this lease, the Company is no longer directly involved in the current agricultural operations at the site and all agricultural revenue is derived pursuant to the FVF Lease.
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

 We remain committed to the sustainable use of our land and water assets, and will continue to explore all opportunities for environmentally responsible development of these assets.  We cannot estimate which of these opportunities will ultimately be utilized.

Results of Operations

Three Months Ended June 30, 2017, Compared to Three Months Ended June, 2016

 We have not received significant revenues from our water resource and real estate development activity to date.  Our revenues have been limited to our agricultural operations.  As a result, we have historically incurred a net loss from operations.  We had revenues of $108 thousand for each of the three months ended June 30, 2017 and 2016.  We incurred a net loss of $13.6 million in the three months ended June 30, 2017, compared with a $5.6 million net loss during the three months ended June 30, 2016.  The higher net loss during the quarter ended June 30, 2017 was primarily due to a $3.5 million loss on extinguishment of debt and a recorded liability of $4.6 million related to other closing costs associated with the New Senior Secured Debt financing.

 Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e., general and administrative expense) and our interest expense.  We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

 Revenues  Revenue totaled $108 thousand during each of the three months ended June 30, 2017 and 2016.

 General and Administrative Expenses  General and Administrative Expenses, exclusive of stock-based compensation costs, totaled $2.0 million for each of the three months ended June 30, 2017 and 2016.

 Compensation costs from stock and option awards for the three months ended June 30, 2017, were $105 thousand, compared with $593 thousand for the three months ended June 30, 2016.  The higher 2016 expense primarily reflects the vesting schedules of stock awards under the 2014 Equity Incentive Plan.

 Depreciation  Depreciation expense totaled $72 thousand during the three months ended June 30, 2017, compared to $73 thousand during the three months ended June 30, 2016.

 Interest Expense, net  Net interest expense totaled $8.0 million during the three months ended June 30, 2017 compared to $3.0 million during the same period in 2016.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	June 30,
	2017	2016

Interest on outstanding debt	$2,840	$2,413
Unrealized gains/losses on warrants, net	3,983	-
Amortization of debt discount	1,091	562
Amortization of deferred loan costs	49	63

	$7,963	$3,038

  See Note 2 to the Consolidated Financial Statements – "Long-Term Debt".

 Income Taxes  Income tax expense was $1 thousand for each of the three months ended June 30, 2017 and 2016.  See Note 4 to the Consolidated Financial Statements – "Income Taxes".

Six Months Ended June 30, 2017, Compared to Six Months Ended June 30, 2016

 We had revenues of $216 thousand for the six months ended June 30, 2017, compared with $183 thousand in revenues during the six months ended June 30, 2016.  We incurred a net loss of $20.8 million in the six months ended June 30, 2017, compared with a $14.4 million net loss during the six months ended June 30, 2016.  The higher year to date net loss in 2017 was primarily due to a $3.5 million loss on extinguishment of debt and a recorded liability of $4.6 million related to the New Senior Secured Debt financing.  The higher 2017 loss was also related to approximately $1.7 million in stock compensation related to the vesting of milestone shares earned by employees.

 Revenues  We had revenues of $216 thousand during the six months ended June 30, 2017, and $183 thousand during the six months ended June 30, 2016.  The increase in revenue in 2017 is primarily due to an increase in rental income related to the FVF Lease (see "Agricultural Development", above).

 General and Administrative Expenses  General and administrative expenses, exclusive of stock-based compensation costs, totaled $4.4 million for the six months ended June 30, 2017, compared with $4.2 million during the six months ended June 30, 2016.

 Compensation costs from stock and option awards for the six months ended June 30, 2017, totaled $1.9 million compared with $759 thousand for the six months ended June 30, 2016.  The higher 2017 expense primarily reflects the vesting of milestone shares earned by employees.

 Depreciation  Depreciation expense totaled $143 thousand for the six months ended June 30, 2017, and $146 thousand for the six months ended June 30, 2016.

 Interest Expense, net  Net interest expense totaled $11.1 million during the six months ended June 30, 2017, compared to $7.2 million during the same period in 2016.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Six Months Ended
	June 30,
	2017	2016

Interest on outstanding debt	$5,211	$4,655
Unrealized gains/losses on warrants, net	3,983	-
Amortization of debt discount	1,783	2,454
Amortization of financing costs	99	120

	$11,076	$7,229

 See Note 2 to the Consolidated Financial Statements, "Long-Term Debt".

 Income Taxes  Income tax expense was $2 thousand for each of the six months ended June 30, 2017 and 2016.  See Note 4 to the Consolidated Financial Statements – "Income Taxes".

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

 On May 25, 2017, we entered into a new $60 million credit agreement with funds affiliated with Apollo Global Management, LLC ("Apollo") that replaced and refinanced our then existing $45 million senior secured mortgage debt ("Prior Senior Secured Debt") and provided $15 million of new senior debt to fund immediate construction related expenditures ("New Senior Secured Debt").  Additionally, funds affiliated with Apollo also executed a conditional commitment letter to fund up to $240 million in construction finance expenditures for the Cadiz Water Project, subject to the satisfaction of conditions precedent.  It is intended to provide the additional resources necessary to complete the construction of Phase I of the Water Project.  Apollo's commitment for up to $240 million is conditional and Cadiz is not obligated to accept such financing from Apollo.

 The New Senior Secured Debt and the convertible notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit our ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on our ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the New Senior Secured Debt were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At June 30, 2017, we were in compliance with our debt covenants.

 Limitations on our liquidity and ability to raise capital may adversely affect us.  Sufficient liquidity is critical to meet our resource development activities.  We currently expect our cash on hand to be sufficient to meet our working capital need for a period beyond one year from this quarterly report issuance date.  To the extent additional capital is required, we may increase liquidity through a variety of means, including equity or debt placements, through the lease, sale or other disposition of assets or reductions in operating costs.  Equity placements, if made, would be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon our existing stockholders.

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

 At June 30, 2017, we had no outstanding credit facilities other than the New Senior Secured Debt and the convertible notes.

 Cash Used in Operating Activities.  Cash used in operating activities totaled $4.9 million and $4.8 million for the six months ended June 30, 2017 and 2016, respectively.  The cash was primarily used to fund general and administrative expenses related to our water development efforts and litigation costs for the six month periods ended June 30, 2017 and 2016.  During the six months ended June 30, 2017, a previously recorded liability of $3 million related to a legal cash settlement was eliminated upon payment by our insurance carrier.  Additionally, a $4.6 liability was recorded during the six months ended June 30, 2017 related to the New Senior Secured Debt financing.

 Cash Used in Investing Activities.  Cash used in investing activities totaled $161 thousand for the six months ended June, 2017, and zero for the six months ended June 30 2016.

 Cash Provided By Financing Activities.  Cash provided by financing activities for the six months ended June 30, 2017 was $12.3 million compared to $8.0 million in cash provided by financing activities during the six months ended June 30, 2016.  The 2017 results include $12.3 million of net proceeds from the issuance of long term debt.  The 2016 results include proceeds of approximately $11.5 million related to the FVF Lease (see Agricultural Development, above) and $7.6 million in net proceeds related to convertible note financing offset by $100 thousand in recorded debt issuance costs and a principal payment on senior secured debt of approximately $11.0 million.

Outlook

 Short-Term Outlook.  Our cash resources provide us sufficient funds to meet any of our short term working capital needs.  Should we require additional working capital to fund operations, we expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities.  See "Long-Term Outlook".  No assurances can be given, however, as to the availability or terms of any new financing.

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

Recent Accounting Pronouncements

 See Note 1 to the Condensed Consolidated Financial Statements – "Basis of Presentation".

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

 As of June 30, 2017, all of the Company's indebtedness bore interest at fixed rates; therefore, the Company is not exposed to market risk from changes in interest rates on long-term debt obligations.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures
 The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chief Executive Officer (the "Principal Executive Officer") and Chief Financial Officer (the "Principal Financial Officer") and to its Board of Directors.  Based on their evaluation as of June 30, 2017, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.
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

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings

 Not applicable.

ITEM 1A.     Risk Factors

Our Conditional Commitment From Apollo Remain Subject to Closing Conditions

 As previously reported by the Company on Form 8-K filed on May 2, 2017, on May 1, 2017, funds affiliated with Apollo Global Management, LLC ("Apollo") executed a conditional commitment letter to fund up to $240 million in construction finance expenditures for the Cadiz Water Project, subject to the satisfaction of conditions precedent.  The conditional commitment is intended to provide additional resources necessary to complete the construction of Phase I of the Water Project.  Apollo's commitment for up to $240 million is conditional and subject to a number of conditions, many of which are not within the Company's control, and the Company is not obligated to accept such financing from Apollo.  If the $240 million commitment does not close, the Company will need to seek financing from other sources.

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

 In this regard, federal government regulations currently require the U.S. Department of the Interior (the "DOI"), Bureau of Land Management ("BLM") Washington Office to evaluate the Company's use of railroad rights-of-way over federal lands for the Company's planned water conveyance pipeline from the Project to the CRA.  In October 2015, the Director of the BLM's California State Office notified the Company and the ARZC that, in spite of the railroad purposes shown by the Company to be furthered by the Project pipeline, he had determined that the Project's pipeline is outside the scope of the ARZC right-of-way because the benefits derive from a pipeline that is not an original railroad purpose (the 2015 BLM Evaluation").  Several Members of Congress raised concerns about the 2015 BLM Evaluation and, during the first half of 2017, the BLM and the DOI rescinded the underlying policies that led to the 2015 BLM Evaluation.  In July 2017, the Company requested confirmation from the BLM that the 2015 BLM Evaluation is now invalid and that the Project's proposed pipeline and related facilities are within the scope of the ARZC right-of-way. BLM is not required to respond to the Company's request within a certain time period and we do not at this time know when we may receive a response, or what the response will be.

 In addition, prior to construction of the Water Project, terms for moving water supplies in the CRA must be negotiated with Metropolitan, which owns and controls the CRA.  Water Project supplies entering the CRA will comply with Metropolitan's published engineering, design and water quality standards and will be subject to all applicable fees and charges routinely established by Metropolitan for the conveyance of water within its service territory.  The Metropolitan Board must consider and approve the terms and conditions of the Water Project's use of the CRA to transport water to its participating agencies.  We expect such arrangements to be considered by the Metropolitan Board following resolution of BLM discussions related to the conveyance pipeline, discussed above.  In July 2017, the California State Senate Committee on Natural Resources and Water passed Assembly Bill 1000 ("AB 1000"), which would add new permitting requirements for the conveyance of water from the Cadiz area within California's conveyance facilities, including the CRA.  AB 1000 must still be considered by the California Senate Committee on Appropriations, the full California State Senate, as well as the California State Assembly and the California Governor's office prior to becoming law.  We cannot be certain whether AB 1000 will be adopted and, if so, to what extent 1000 may affect the permitting requirements for the Project.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

 Not applicable.

ITEM 3.     Defaults Upon Senior Securities

 Not applicable.

ITEM 4.     Mine Safety Disclosures

 Not applicable.

ITEM 5.     Other Information

 Not applicable.

ITEM 6.     Exhibits

 The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

4.1	Warrant issued to Apollo Special Situations Fund, L.P. (1)

10.1	Amended and Restated Payoff Agreement and Stipulation dated as of May 24, 2017, by Cadiz Inc., a Delaware corporation, Cadiz Real Estate LLC, a Delaware limited liability company, MSD Credit Opportunity Master Fund, L.P., Milfam II L.P., WPI-Cadiz Farm CA, LLC and Wells Fargo Bank, National Association, as administrative agent (1)

10.2	Security Agreement (1)

10.3	Deed of Trust, Assignment of Lease and Rents, Security Agreement, Financing Statement and Fixture Filing (1)

31.1	Certification of Scott S. Slater, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Scott S. Slater, Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________________________

(1)	Previously filed as an Exhibit to our Current Report on Form 8-K dated May 24, 2017 filed on May 26, 2017

SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cadiz Inc.

By:	/s/ Scott S. Slater	August 9, 2017
	Scott S. Slater	Date
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Timothy J. Shaheen	August 9, 2017
	Timothy J. Shaheen	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)