Form 10-Q
period 2017-09-30
CADIZ INC
filed 2017-11-08
CIK 727273

United States
Securities and Exchange Commission

Washington, D. C. 20549
FORM 10-Q

(Mark One)
☑  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2017

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

As of November 3, 2017, the Registrant had 22,802,060 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Three Months
	Ended September 30,
($ in thousands, except per share data)	2017	2016

Total revenues	$111	$120

Costs and expenses:
General and administrative	2,456	1,977
Depreciation	69	73

Total costs and expenses	2,525	2,050

Operating loss	(2,414)	(1,930)

Interest expense, net	(3,577)	(3,244)

Loss before income taxes	(5,991)	(5,174)
Income tax expense	1	1

Net loss and comprehensive loss applicable to common stock	$(5,992)	$(5,175)

Basic and diluted net loss per common share	$(0.26)	$(0.28)

Basic and diluted weighted average shares outstanding	22,857	18,809

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Nine Months
	Ended September 30,
($ in thousands, except per share data)	2017	2016

Revenues	$327	$303

Costs and expenses:
General and administrative	8,747	6,973
Depreciation	212	219

Total costs and expenses	8,959	7,192

Operating loss	(8,632)	(6,889)

Interest expense, net	(14,653)	(10,473)
Loss on extinguishment of debt and debt refinancing	(3,501)	(2,250)

Loss before income taxes	(26,786)	(19,612)
Income tax expense	3	3

Net loss and comprehensive loss applicable to common stock	$(26,789)	$(19,615)

Basic and diluted net loss per common share	$(1.19)	$(1.07)

Basic and diluted weighted average shares outstanding	22,471	18,319

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Balance Sheets (Unaudited)
	September 30,	December 31,
($ in thousands, except per share data)	2017	2016

ASSETS

Current assets:
Cash and cash equivalents	$16,055	$12,172
Accounts receivable	56	39
Prepaid expenses and other current assets	525	3,391

Total current assets	16,636	15,602

Property, plant, equipment and water programs, net	44,724	44,182
Goodwill	3,813	3,813
Other assets	3,716	3,502

Total assets	$68,889	$67,099

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$418	$439
Accrued liabilities	597	3,953
Current portion of long-term debt	1,378	170
Warrant liabilities	6,642	-

Total current liabilities	9,035	4,562

Long-term debt, net	120,929	102,374
Long-term lease obligations, net	13,023	12,287
Deferred revenue	750	750
Other long-term liabilities	1,443	1,443

Total liabilities	145,180	121,416

Stockholders' deficit:
Common stock - $.01 par value; 70,000,000 shares
authorized at September 30, 2017 and December 31, 2016;
shares issued and outstanding - 22,530,376 at
September 30, 2017 and 21,768,864 at December 31, 2016	225	218
Additional paid-in capital	360,144	355,336
Accumulated deficit	(436,660)	(409,871)
Total stockholders' deficit	(76,291)	(54,317)

Total liabilities and stockholders' deficit	$68,889	$67,099

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
	For the Nine Months
	Ended September 30,
($ in thousands)	2017	2016

Cash flows from operating activities:
Net loss Adjustments to reconcile net loss to	$(26,789)	(19,615)
net cash used in operating activities:
Depreciation	212	219
Amortization of debt discount and issuance costs	2,829	3,277
Interest expense added to loan principal	6,884	6,399
Interest expense added to lease liability	718	543
Loss on debt conversion	56	-
Loss on early extinguishment of debt	3,501	2,250
Compensation charge for stock and share option awards	2,027	974
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(17)	121
Decrease (increase) in prepaid expenses and other	2,866	(3,146)
(Increase) in other assets	(214)	(214)
(Decrease) increase in accounts payable	(53)	350
(Decrease) increase in accrued liabilities	(3,493)	2,432
Increase in warrant liabilities	3,747	-
Net cash used in operating activities	(7,726)	(6,410)

Cash flows from investing activities:
Additions to property, plant and equipment	(671)	-

Net cash used in investing activities	(671)	-

Cash flows from financing activities:
Up-front payment related to lease liability	-	11,509
Net proceeds from the issuance of long-term debt	57,190	7,600
Debt issuance costs	-	(97)
Principal payments on long-term debt	(44,910)	(11,399)

Net cash provided by financing activities	12,280	7,613

Net increase in cash and cash equivalents	3,883	1,203

Cash and cash equivalents, beginning of period	12,172	2,690

Cash and cash equivalents, end of period	$16,055	$3,893

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statement of Stockholders' Deficit (Unaudited)

($ in thousands, except share data)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2016	21,768,864	$218	$355,336	$(409,871)	$(54,317)

Issuance of shares to lenders	29,706	-	433	-	433

Issuance of shares pursuant to bond conversion	326,163	3	2,253	-	2,256

Stock-based compensation expense	405,643	4	2,122	-	2,126

Net loss and comprehensive loss	-	-	-	(26,789)	(26,789)

Balance as of September 30, 2017	22,530,376	$225	$360,144	$(436,660)	$(76,291)

See accompanying notes to the unaudited condensed consolidated financial statements.

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

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates and such differences may be material to the financial statements. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of results for the entire fiscal year ending December 31, 2017.

Liquidity

 The Condensed Consolidated Financial Statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $26.8 million for the nine months ended September 30, 2017, compared to $19.6 million for the nine months ended September 30, 2016.  The Company had working capital of $7.6 million at September 30, 2017, and used cash in its operations of $7.7 million for the nine months ended September 30, 2017.

 Cash requirements during the nine months ended September 30, 2017 primarily reflect certain administrative costs related to the Company's water project development efforts.  Currently, the Company's sole focus is the development of its land and water assets.

 The Company's New Senior Secured Debt and its convertible notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company's ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on the Company's ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the New Senior Secured Debt were negotiated by the parties with a view towards the Company's operating and financial condition as it existed at the time the agreements were executed.  At September 30, 2017, the Company was in compliance with its debt covenants.

 The Company's cash resources provide the Company with sufficient funds to meet its working capital needs for a period beyond one year from this quarterly report issuance date.  The Company may meet working capital requirements beyond this period through a variety of means, including construction financing, equity or debt placements, through the sale or other disposition of assets or reductions in operating costs.  Equity placements may be made using our existing shelf registration.  Equity placements, if made, would be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon the Company's existing stockholders.

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

Supplemental Cash Flow Information

 Under the terms of the Prior Senior Secured Debt, the Company was required to pay 50% of all quarterly interest payments in cash or stock on the Prior Senior Secured Debt, rather than in accretion to principal.  Under the terms of the New Senior Secured Debt, the Company is required to pay 25% of all future quarterly interest payments in cash.  No other payments are due on the corporate secured debt or convertible notes prior to their maturities. During the nine months ended September 30, 2017, approximately $433 thousand in interest payments on the corporate secured debt was paid in stock.  As a result, 29,706 shares of common stock were issued to the lenders.

 In connection with the New Senior Secured Debt, the Company issued a warrant to purchase an aggregate of 357,500 shares of its common stock ("2017 Warrant").  The Company recorded a debt discount at the time of the closing of the New Senior Secured Debt in the amount of $2.9 million which was the fair value of the 2017 Warrant issued.  The fair value of the 2017 Warrant will be re-measured each reporting period, and the change in warrant value will be recorded as an adjustment to the derivative liability.

 During the nine months ended September 30, 2017, approximately $2.25 million in convertible notes were converted by certain of the Company's lenders.  As a result, 326,163 shares of common stock were issued to the lenders.

Recent Accounting Pronouncements

Accounting Guidance Not Yet Adopted

 In May 2014, the FASB issued an accounting standards update on revenue recognition including enhanced disclosures.  Under the new standard, revenue is recognized when (or as) a good or service is transferred to the customer and the customer obtains control of the good or service.  On July 9, 2015, the FASB approved a one-year deferral, updating the effective date to January 1, 2018.  The Company is currently evaluating this new guidance, and expects this new standard will not have a material impact on the condensed consolidated financial statements.

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

 In August 2016, the FASB issued an accounting standards update which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues.  This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, but early adoption is permitted.  While the Company continues to asses all potential impacts of this standard, the Company does not currently expect the adoption of this standard to have a material impact on the Company's condensed consolidated financial statements.

 In January 2017, the FASB issued an accounting standards update which clarifies the definition of a business and provides guidance on evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  This guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those periods, with early adoption permitted.  While the Company continues to asses all potential impacts of this standard, the Company does not currently expect the adoption of this standard to have a material impact on the Company's condensed consolidated financial statements.

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

 This guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those periods with early adoption permitted.  While the Company continues to asses all potential impacts of this standard, the Company does not currently expect the adoption of this standard to have a material impact on the Company's condensed consolidated financial statements.

 In July 2017, the FASB issued an accounting standards update to provide new guidance for the classification analysis of certain equity-linked financial instruments, or embedded features, with down round features, as well as clarify existing disclosure requirements for equity-classified instruments. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity's own stock. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, with early adoption permitted.  The Company is currently evaluating this new guidance and cannot determine the impact of this standard at this time.

Accounting Guidance Adopted

 In March 2016, the FASB issued an accounting standards update to simplify the accounting for share-based payments.  Under this new guidance, the tax effects related to share based payments are recorded through the income statement.  Previously, tax benefits in excess of compensation cost ("windfalls") are recorded in equity, and tax deficiencies ("shortfalls") are recorded in equity to the extent of previous windfalls, and then to the income statement.  This guidance is effective January 1, 2017, and early adoption was permitted.  The new standard also revised reporting on the statement of cash flows.  The Company adopted this guidance on January 1, 2017, and the new standard did not have a material impact on the Company's condensed consolidated financial statements.

 In January 2017, the FASB issued an accounting standards update which eliminates Step 2 from the goodwill impairment test. Entities should perform their goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The amendments in this update are effective prospectively during interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company adopted this guidance on September 30, 2017, and the new standard did not have a material impact on the Company's condensed consolidated financial statements.

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

 The proceeds from the Credit Agreement were used to repay the Prior Senior Secured Debt resulting in a loss on extinguishment of $3.5 million which consisted of the write-off of unamortized debt discount, unamortized debt issuance costs and fees paid to the former lenders.  In addition, the Company incurred $1.5 million in legal and finders' fees which was recorded as additional debt discount and is being amortized through December 2019, which is the Springing Maturity Date as discussed above.  In connection with the repayment, the Company entered into a Payoff Agreement on May 24, 2017, which was implemented in October 2017 (see Note 7 – Subsequent Events).  The outstanding warrants registered in the name of the prior lenders ("2016 Warrants") are accounted for as a derivative liability with unrealized gains or losses reflected in interest expense.

 Interest on the New Senior Secured Debt is due quarterly on each March 31, June 30, September 30 and December 31 (each an "Interest Date") beginning on June 30, 2017.  Interest on the New Senior Secured Debt will (i) accrete to the outstanding principal amount at a rate per annum equal to 6% (the "PIK Rate") compounded quarterly on each Interest Date and (ii) accrue on the outstanding principal amount at a rate per annum equal to 2% (the "Cash Rate"). The Company, in its discretion, may make any quarterly interest payment in cash on the applicable Interest Date at the PIK Rate, in lieu of accretion of such interest to the principal amount at the PIK Rate.

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

 In conjunction with the closing of the New Senior Secured Debt, the Company issued to Apollo a warrant to purchase an aggregate 357,500 shares of its common stock ("2017 Warrant").  The Company recorded a debt discount at the time of the closing of the New Senior Secured Debt in the amount of $2.9 million which is the fair value of the 2017 Warrant issued.  The debt discount is being amortized through December 2019, which is the Springing Maturity Date as discussed above.  The fair value of the 2017 Warrant will be re-measured each reporting period, and the change in warrant value will be recorded as an adjustment to the derivative liability.  The warrant has a five-year term and an exercise price of $14.94 per share, subject to adjustment.

 The Company recorded unrealized gains in the amount of $421 thousand for warrant liabilities accounted for as derivatives in interest expense in the three-month period ended September 30, 2017.  Total unrealized losses of $3.6 million for warrant liabilities accounted for as derivatives have been recorded in interest expense in the nine-month period ended September 30, 2017.

 The Company's New Senior Secured Debt and its convertible notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company's ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on the Company's ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the New Senior Secured Debt were negotiated by the parties with a view towards the Company's operating and financial condition as it existed at the time the agreements were executed.  At September 30, 2017, the Company was in compliance with its debt covenants.

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

2014 Equity Incentive Plan
 The 2014 Equity Incentive Plan was approved by stockholders at the June 10, 2014 Annual Meeting.  The plan provides for the grant and issuance of up to 675,000 shares and options to the Company's employees, directors and consultants.  Upon approval of the 2014 Equity Incentive Plan, all shares of common stock that remained available for award under the 2009 Equity Incentive Plan were cancelled.  Following registration of the 2014 Plan on Form S-8, the Company entered into revised employment agreements with certain senior management that provide for the issuance of up to 162,500 Restricted Stock Units ("RSU's") during the period July 1, 2014 through December 31, 2016 and the issuance of up to 200,000 RSU's in connection with obtaining construction financing for the Water Project ("Milestone RSUs").  The Milestone RSUs vested in June 2017, and the Company recorded stock compensation expense of $1.7 million during the nine months ended September 30, 2017, to reflect the issuance of these shares.  The Company recorded no stock compensation expense during the three months ended September 30, 2017 related to the issuance of these shares.

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
 All options that have been issued under the above plans have been issued to officers, employees and consultants of the Company.  In total, options to purchase 507,500 shares were unexercised and outstanding on September 30, 2017, under the two equity incentive plans.

 The Company recognized no stock option related compensation costs in each of the nine months ended September 30, 2017 and 2016.  Additionally, no options were exercised during the nine months ended September 30, 2017.

Stock Awards to Directors, Officers, and Consultants

 The Company has granted stock awards pursuant to its 2009 Equity Incentive Plan and 2014 Equity Incentive Plan.

 Of the total 850,000 shares reserved under the 2009 Equity Incentive Plan, 297,265 shares were issued as share grants and 507,500 were issued as options.  Upon approval of the 2014 Equity Incentive Plan in June 2014, 45,235 shares remaining available for award under the 2009 Equity Incentive Plan were cancelled.

 Of the total 675,000 shares reserved under the 2014 Equity Incentive Plan, 600,158 shares have been awarded to the Company directors, consultants and employees as of September 30, 2017.  Of the 600,158 shares awarded, 8,694 shares were awarded to the Company's directors for services performed during the plan year ended June 30, 2017.  These shares will vest and be issued on January 31, 2018.

 The Company recognized stock-based compensation costs of $107,000 and $215,000 for the three months ended September 30, 2017 and 2016, respectively; and $2,027,000 and $974,000 for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 4 – INCOME TAXES

 As of September 30, 2017, the Company had net operating loss ("NOL") carryforwards of approximately $279 million for federal income tax purposes and $168 million for California state income tax purposes.  Such carryforwards expire in varying amounts through the year 2037.  Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

 As of September 30, 2017, the Company had unrecognized tax benefits totaling approximately $2.8 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.

 The Company's tax years 2014 through 2016 remain subject to examination by the Internal Revenue Service, and tax years 2013 through 2016 remain subject to examination by California tax jurisdictions.  In addition, the Company's loss carryforward amounts are generally subject to examination and adjustment for a period of three years for federal tax purposes and four years for California purposes, beginning when such carryovers are utilized to reduce taxes in a future tax year.

 Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against these assets.  Accordingly, no deferred tax asset has been reflected in the accompanying balance sheets.

NOTE 5 – NET LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding.  Options, deferred stock units, warrants and the zero coupon term loan convertible into or exercisable for certain shares of the Company's common stock were not considered in the computation of net loss per share because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 11,193,000 and 11,923,000 for the three months ended September 30, 2017 and 2016, respectively; and 10,888,000 and 10,737,000 for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 6 – FAIR VALUE MEASUREMENTS

The following table presents information about warrant liabilities that are measured at fair value on a recurring basis as of September 30, 2017, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	Investments at Fair Value as of September 30, 2017
(in thousands)	Level 1	Level 2	Level 3	Total

Warrant liabilities	-	(4,537)	(2,105)	(6,642)

Total warrant liabilities	$-	$(4,537)	$(2,105)	$(6,642)

     The following table presents a reconciliation of Level 3 activity for the three month period ended September 30, 2017:

Level 3 Liabilities
(in thousands)	Warrant Liabilities

Balance at July 1, 2017	$2,240
Unrealized Gains	(135)
Balance at September 30, 2017	$2,105

     The following table presents a reconciliation of Level 3 activity for the nine month period ended September 30, 2017:

Level 3 Liabilities
(in thousands)	Warrant Liabilities

Balance at January 1, 2017	$-
New warrants issued	2,895
Unrealized Gains, net	(258)
Transfers to level 2	(532)
Balance at September 30, 2017	$2,105

 The 2017 Warrants are Level 3 and are valued using a lattice model that uses unobservable inputs such as volatility and future probability of issuing new shares. The 2016 Warrants were transferred to Level 2 during 2017, after they became exercisable, and are valued using the Company's stock price which is an observable input.

 NOTE 7 – SUBSEQUENT EVENTS

On October 2, 2017, the Company agreed to issue an aggregate of 264,096 shares (the "Shares") of the Company's common stock with an aggregate value of $3.3 million in connection with a Payoff Agreement the Company entered into with prior lenders on May 24, 2017.  Effective upon the delivery of the Shares, the 2016 Warrants, pursuant to which the prior lenders had a right to purchase up to 357,500 shares of the Company's common stock, may not be exercised and have been deemed cancelled.  The derivative liability of $4.5 million recorded by the Company as of September 30, 2017 related to the 2016 Warrants will be eliminated during the fourth quarter of 2017, resulting in a $1.2 million gain.  In connection with the issuance of the Shares, the Company increased the number of shares of common stock issuable upon exercise of the 2017 Warrant, from 357,500 to 362,500 shares.  The 2017 Warrant has a term of five years from its issue date of May 25, 2017, and an exercise price of $14.94 per share, subject to adjustment.

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

 Southern California water providers are presently making investments in infrastructure and supply to meet long-term demand given the variety of challenges and limitations faced by the State's traditional infrastructure.  The Cadiz Water Project is a local supply option in Southern California that could help address the region's water supply challenges by providing new reliable supply and local groundwater storage opportunities (see "Water Resource Development" below) in both dry and wet years. Following a multi-year California Environmental Quality Act ("CEQA") review and permitting process, the Water Project received permits that  allow the capture and conservation of 2.5 million acre-feet of groundwater over 50 years in accordance with the terms of a groundwater management plan approved by San Bernardino County, the public agency responsible for groundwater use at the project area.

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

 In October 2017, the US Bureau of Land Management provided a letter finding that the Project's proposed use of a portion of the Arizona & California Railroad Company ("ARZC") right-of-way from Cadiz to Freda, California to construct and operate the Water Project's water conveyance pipeline and related railroad improvements from Cadiz to the CRA is within the scope of the original right of way grant and not subject to additional permitting or review.  The buried pipeline would be constructed parallel to the railroad tracks and be used to convey water between our Cadiz Valley property and the CRA.

 Construction of Phase I of Water Project facilities is expected to cost approximately $250 million and will require capital financing that we expect will be secured by definitive Purchase and Sale Agreements with Project participants and the new facility assets.   On May 25, 2017, the Company closed a strategic transaction with funds affiliated with Apollo Global Management, LLC ("Apollo"), a leading global alternative investment manager with approximately $197 billion of assets under management, to initiate financial arrangements for the construction of Phase I.  In furtherance of the strategic transaction, funds managed by affiliates of Apollo and the Company executed a conditional commitment of up to $240 million for Phase I construction finance expenditures. The conditional commitment is intended to provide the additional resources necessary to complete the construction of Phase I of the Water Project.   However, Cadiz is not obligated to accept such financing from Apollo, and Apollo's commitment is conditional (see "Liquidity and Capital Resources", below).  We expect to finalize construction financing after the final terms of contracts and conveyance are negotiated, as described below.

 In addition to finalizing construction financing terms as described above, prior to construction, the Water Project must (1) finalize contracts with Project participating agencies, (2) secure transportation arrangements to deliver water into each participant's service area, and (3) complete final design and engineering.  Below is a discussion of present activities to advance these objectives.

 (1)  Contracts with Public Water Agencies or Private Water Utilities

 The Company has executed Letters of Intent ("LOIs"), option agreements and purchase agreements, or contracts (collectively, "Agreements") with public water agencies and private water utilities in California during the Project's development.  These participating agencies serve more than one million customers in cities throughout California's San Bernardino, Riverside, Los Angeles, Orange, Imperial and Ventura Counties.

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
 Agreements entered into prior to the beginning of the CEQA review process provide the right to acquire an annual supply of 5,000 acre-feet of water at a $775 per acre-foot (2010 dollars, subject to adjustment), which is competitive with the incremental cost of new water.  In addition, these agencies received options to acquire storage rights in the Water Project to allow for the management of their Water Project supplies in complement with their own water resources.  Up to 150,000 acre-feet of carry-over storage is available for reservation by the agencies prior to construction commencement.  Participants that elect to achieve year-to-year flexibility in their use of Project water by utilizing carry-over storage will reserve storage capacity for $1,500 per acre-foot prior to construction.
 LOIs that have been entered into since completion of the CEQA review process reserve supplies from the Water Project at $960 per acre-foot (2014 dollars, subject to adjustment).  These LOIs also include the option to reserve carry-over storage capacity for $1,500 per acre-foot prior to construction.

 Presently, total reservations of supplies from the Water Project via these Agreements are in excess of Water Project capacity.  Prior to construction of the Water Project, we expect to convert existing option agreements and LOIs to purchase agreements.  We are working collaboratively with the participating water agencies to account for any oversubscription in the final definitive Purchase and Sale Agreements we enter into with these agencies and allow for inclusive participation across Southern California.

 (2)  Conveyance Arrangements

 Prior to construction of the Water Project, and in coordination with final participation contracts described in (1) above, an agreement and terms for moving water supplies in the CRA must be negotiated with Metropolitan Water District of Southern California ("Metropolitan"), which owns and controls the CRA.

 Water supplies conserved by the Project would enter the CRA at the termination of the project's conveyance pipeline near Rice, CA. The CEQA process considered a variety of options to enter the CRA and assumed final entry into the CRA would be determined by MWD in consultation with the Project's participating agencies. Once arrangements are reached, the Metropolitan Board would take action as a responsible agency under CEQA regarding the terms and conditions of the Water Project's use of the CRA to transport water to its participating agencies.

 There is no application yet before Metropolitan related to entry and transportation of Project supplies, but we expect such a formal application will be filed in 2018 as the Project's contractual arrangements with participants are finalized.  Any agreement as to the terms and conditions of the Water Project's use of the CRA will be negotiated between and entered into by Metropolitan and the Project participating agencies, not the Company.  Discussions with Metropolitan regarding conveyance of Project water in the CRA have been led by SMWD, the Water Project's CEQA lead agency.

 Water Project supplies entering the CRA will comply with Metropolitan's published engineering, design and water quality standards and will be subject to all applicable fees and charges routinely established by Metropolitan for the conveyance of water within its service territory.  We believe there are multiple benefits that can be secured by MWD upon making space reasonably available for the Cadiz Water supplies and having the flexibility of relying on the Cadiz project in both wet and dry years.

 (3) Final Design and Permitting

 As a component of completing contract terms with participating agencies and related wheeling arrangements with Metropolitan, we must also finalize design of Project facilities and acquire relevant construction permits with state and local agencies. Together with SMWD we have engaged engineering and environmental consultants to complete design plans for the 43-mile pipeline, Project wellfield, any necessary water treatment facilities, and facilities required to connect to the Metropolitan system at and near the CRA. This work is ongoing and expected to proceed in coordination with the negotiation of contracts and wheeling arrangements.

 Once facility design and layout near completion, we will need to obtain additional permits and approvals from state or local entities prior to construction. This may include but is not limited to confirmation of existing access rights, easements and right-of-ways, for areas that may be crossed by Project facilities in the Project area subject to final pipeline configuration.

 Phase II

 In a second phase of the Water Project, we expect to make available up to one million acre-feet of capacity in the aquifer system for storage of surplus water conveyed to the Project area.  Under the Imported Water Storage Component, or Phase II, water from the Colorado River or the State Water Project could be conveyed to spreading basins that would be constructed on our private property to percolate into the aquifer system and held in storage. When needed, previously stored water would be returned to Phase II participating agencies via the Project's 43-mile conveyance pipeline to the CRA, described above, or via an existing 96-mile pipeline that extends from Cadiz northwest to Barstow and Bakersfield, California (see "Northern Pipeline" below).

 Phase II has already been the subject of programmatic environmental review in accordance with CEQA, but still requires project-level environmental review and permitting once participating agencies are identified. Phase II may also require federal permits subject to the National Environmental Policy Act, or NEPA.

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

 Initial feasibility studies indicated that, upon conversion, the 30-inch pipeline could transport between 20,000 and 30,000 acre-feet of water per year between the Water Project area and various points along the Central and Northern California water transportation network. As a result, this pipeline could create significant opportunities for our water resource development efforts.

 If this pipeline were to become operational, then the Water Project would link two major water delivery systems in California, providing flexible opportunities for both supply and storage.  The Northern Pipeline could deliver Phase I supplies, either directly or via exchange, to existing and potential customers of Phase I of the Project.  Any use of the pipeline would be conducted in conformity with the Water Project's groundwater management plan and is subject to further CEQA evaluation and potentially federal environmental permitting.

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

Results of Operations

Three Months Ended September 30, 2017, Compared to Three Months Ended September 30, 2016

 We have not received significant revenues from our water resource and real estate development activity to date.  Our revenues have been limited to our agricultural operations.  As a result, we have historically incurred a net loss from operations.  We had revenues of $111 thousand for the three months ended September 30, 2017, compared to $120 thousand for the three months ended September 30, 2016.  We incurred a net loss of $6.0 million in the three months ended September 30, 2017, compared to a $5.2 million net loss during the three months ended September 30, 2016.  The higher net loss during the three months ended September 30, 2017 was primarily due to an increase in general and administrative expense due to pre-construction engineering activities in connection with the water project.

 Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e., general and administrative expense) and our interest expense.  We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

 Revenues  Revenue totaled $111 thousand during the three months ended September 30, 2017, compared to $120 thousand during the three months ended September 30, 2016.

 General and Administrative Expenses  General and Administrative Expenses, exclusive of stock-based compensation costs, totaled $2.4 million in the three months ended September 30, 2017, compared to $1.8 million in the three months ended September 30, 2016.  The increase in general and administrative expense in 2017 was primarily due to pre-construction engineering activities in connection with the Water Project.

 Compensation costs from stock and option awards for the three months ended September 30, 2017, were $107 thousand, compared to $215 thousand for the three months ended September 30, 2016.  The higher 2016 expense primarily reflects the vesting schedules of stock awards under the 2014 Equity Incentive Plan.

 Depreciation  Depreciation expense totaled $69 thousand during the three months ended September 30, 2017, compared to $73 thousand during the three months ended September 30, 2016.

 Interest Expense, net  Net interest expense totaled $3.6 million during the three months ended September 30, 2017 compared to $3.2 million during the same period in 2016.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	September 30,
	2017	2016

Interest on outstanding debt	$3,013	$2,541
Unrealized gains on warrants, net	(421)	-
Amortization of debt discount	947	639
Amortization of deferred loan costs	47	64
Interest income	(9)	-

	$3,577	$3,244

 See Note 2 to the Consolidated Financial Statements – "Long-Term Debt".

 Income Taxes  Income tax expense was $1 thousand for each of the three months ended September 30, 2017 and 2016.  See Note 4 to the Consolidated Financial Statements – "Income Taxes".

Nine Months Ended September 30, 2017, Compared to Nine Months Ended September 30, 2016

 We had revenues of $327 thousand for the nine months ended September 30, 2017, compared to $303 thousand in revenues during the nine months ended September 30, 2016.  We incurred a net loss of $26.8 million in the nine months ended September 30, 2017, compared to a $19.6 million net loss during the nine months ended September 30, 2016.  The higher year to date net loss in 2017 was primarily due to a $3.5 million loss on extinguishment of debt and $3.6 million in unrealized losses recorded for warrant liabilities accounted for as derivatives related to the New Senior Secured Debt financing.  The higher 2017 loss was also related to stock compensation related to the vesting of milestone shares earned by employees.

 Revenues  We had revenues of $327 thousand during the nine months ended September 30, 2017, compared to $303 thousand during the nine months ended September 30, 2016.  The increase in revenue in 2017 is primarily due to an increase in rental income related to the FVF Lease (see "Agricultural Development", above).

 General and Administrative Expenses  General and administrative expenses, exclusive of stock-based compensation costs, totaled $6.7 million for the nine months ended September 30, 2017, compared to $6.0 million during the nine months ended September 30, 2016.  The increase in general and administrative expense in 2017 was primarily due to pre-construction engineering activities in connection with the Water Project.

 Compensation costs from stock and option awards for the nine months ended September 30, 2017, totaled $2.0 million compared to $974 thousand for the nine months ended September 30, 2016.  The higher 2017 expense primarily reflects the vesting of milestone shares earned by employees.

 Depreciation  Depreciation expense totaled $212 thousand for the nine months ended September 30, 2017, compared to $219 thousand for the nine months ended September 30, 2016.

 Interest Expense, net  Net interest expense totaled $14.7 million during the nine months ended September 30, 2017, compared to $10.5 million during the same period in 2016.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Nine Months Ended
	September 30,
	2017	2016

Interest on outstanding debt	$8,224	$7,196
Unrealized losses on warrants, net	3,562	-
Amortization of debt discount	2,730	3,093
Amortization of financing costs	146	184
Interest income	(9)	-

	$14,653	$10,473

See Note 2 to the Consolidated Financial Statements, "Long-Term Debt".

 Income Taxes  Income tax expense was $3 thousand for each of the nine months ended September 30, 2017 and 2016.  See Note 4 to the Consolidated Financial Statements – "Income Taxes".

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

 The New Senior Secured Debt and the convertible notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit our ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on our ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the New Senior Secured Debt were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At September 30, 2017, we were in compliance with our debt covenants.

 Limitations on our liquidity and ability to raise capital may adversely affect us.  Sufficient liquidity is critical to meet our resource development activities.  We currently expect our cash on hand to be sufficient to meet our working capital needs for a period beyond one year from this quarterly report issuance date.  To the extent additional capital is required, we may increase liquidity through a variety of means, including equity or debt placements, through the lease, sale or other disposition of assets or reductions in operating costs.  Equity placements, if made, would be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon our existing stockholders.

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

 At September 30, 2017, we had no outstanding credit facilities other than the New Senior Secured Debt and the convertible notes.

 Cash Used in Operating Activities.  Cash used in operating activities totaled $7.7 million and $6.4 million for the nine months ended September 30, 2017 and 2016, respectively.  The cash was primarily used to fund general and administrative expenses related to our water development efforts and litigation costs for the nine month periods ended September 30, 2017 and 2016.

 Cash Used in Investing Activities.  Cash used in investing activities totaled $671 thousand for the nine months ended September 30, 2017, and zero for the nine months ended September 30, 2016.  The 2017 costs consisted of engineering and design related to the development of the Water Project.

 Cash Provided By Financing Activities.  Cash provided by financing activities for the nine months ended September 30, 2017 was $12.3 million compared to $7.6 million in cash provided by financing activities during the nine months ended September 30, 2016.  The 2017 results include $12.3 million of net proceeds from the issuance of long term debt.  The 2016 results include proceeds of approximately $11.5 million related to the FVF Lease (see Agricultural Development, above) and $7.6 million in net proceeds related to convertible note financing offset by $0.1 million in recorded debt issuance costs and a principal payment on senior secured debt of approximately $11.4 million.

Outlook

 Short-Term Outlook.  Our cash resources provide us sufficient funds to meet our short term working capital needs.  Should we require additional working capital to fund operations, we expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities.  See "Long-Term Outlook".  No assurances can be given, however, as to the availability or terms of any new financing.

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

Recent Accounting Pronouncements

 See Note 1 to the Condensed Consolidated Financial Statements – "Basis of Presentation".

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

 As of September 30, 2017, all of the Company's indebtedness bore interest at fixed rates; therefore, the Company is not exposed to market risk from changes in interest rates on long-term debt obligations.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures
 The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chief Executive Officer (the "Principal Executive Officer") and Chief Financial Officer (the "Principal Financial Officer") and to its Board of Directors.  Based on their evaluation as of September 30, 2017, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.
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

 Prior to construction of the Water Project, terms for moving water supplies in the Colorado River Aqueduct must be negotiated with Metropolitan Water District of Southern California ("Metropolitan"), which owns and controls the CRA.  Water Project supplies entering the CRA will comply with Metropolitan's published engineering, design and water quality standards and will be subject to all applicable fees and charges routinely established by Metropolitan for the conveyance of water within its service territory.  The Metropolitan Board must consider and approve the terms and conditions of the Water Project's use of the CRA to transport water to its participating agencies.  The Project has not yet filed an application for access to the CRA at Metropolitan, but we expect such a formal application will be filed in 2018 as the Project's contractual arrangements with participants are finalized.

 In July 2017, the California State Senate Committee on Natural Resources and Water passed Assembly Bill 1000 ("AB 1000"), which would add new permitting requirements for the conveyance of water from the Cadiz area within California's conveyance facilities, including the CRA.  In September 2017, AB 1000 was held on the suspense file by the California Senate Committee on Appropriations stopping it from further consideration by the Legislature.  If AB 1000 is taken off the suspense file in 2018, it would still be required to be considered by the full California State Senate, as well as the California State Assembly and the California Governor's office prior to becoming law.  We cannot be certain whether AB 1000 would ever be adopted and, if so, to what extent AB 1000 would affect the permitting requirements for the Project.

 In October 2017, the Company received a letter from the California State Lands Commission ("Commission") advising that the Commission recently determined for the first time that the State of California owns "in fee" a 200-foot-wide, 1-mile long strip of land beneath the existing Arizona and California Railroad right-of-way within which we plan to construct the Water Project's conveyance pipeline. The same parcel would have been crossed by the Cadiz Groundwater Storage and Dry-Year Supply Program ("2002 Cadiz Program"), a project we pursued in partnership with Metropolitan from 1997-2002. The Commission participated in the environmental review and permitting process of the 2002 Cadiz Program and, at the time, commented on its potential interest in that property.  However, it was believed then that the State's interest in the parcel was limited only to mineral rights, not fee-simple title.  The Commission letter asserts that if the Company intends to cross the parcel, we would require a lease from the Commission subject to additional environmental review.  We are presently conducting due diligence to confirm the form of State ownership of the property and cannot predict with certainty at this time whether or not a lease from the Commission will be required to construct project facilities.

 If a lease from the Commission is ultimately required, there are several reasons, including those listed below, why we believe that additional environmental review of the Water Project would not be needed, although no assurances can be given.  The Commission was duly notified of the new Water Project environmental review process in 2011 and 2012, and unlike other State and Federal agencies the Commission elected not to participate or comment during the Water Project's CEQA review.  The Final Environmental Impact Report was properly certified on July 31, 2012 and it has been validated in California's Courts.  The statute of limitations to request additional review on the adequacy of the document has expired.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

 Not applicable.

ITEM 3.     Defaults Upon Senior Securities

 Not applicable.

ITEM 4.     Mine Safety Disclosures

 Not applicable.

ITEM 5.     Other Information

 In connection with that certain Registration Statement on Form S-3 (Registration No. 333-214318, the "Registration Statement") filed with the Securities and Exchange Commission (the "Commission") on October 28, 2016 and declared effective by the Commission on November 14, 2016, and the prospectus included therein and the related prospectus supplement filed with the Commission on October 2, 2017, the number of warrant shares underlying that certain 5-year warrant (the "2017 Warrant"), dated as of May 25, 2017, issued to Apollo may be increased from 357,500 to 362,500 upon agreement by the Company and Apollo. On November 8, 2017, the Company and Apollo entered into that certain letter agreement (the "Letter Agreement") pursuant to which the Company agreed to increase the number of shares of its common stock issuable upon exercise of the 2017 Warrant to 362,500 as a result of the issuance of shares of common stock ("Settlement Shares") pursuant to that certain Settlement Agreement, dated October 2, 2017 (the "Settlement Agreement" ), by and between the Company and the Lenders (as defined in the Settlement Agreement). In addition, Apollo agreed to waive any rights to any adjustments to the exercise price or shares issuable upon exercise of the 2017 Warrant that may have otherwise resulted from the issuance of the Settlement Shares.

 The description above is not a complete description of the Letter Agreement which is qualified in its entirety by reference to the full text of the document which is attached as an exhibit to this Form 10-Q and incorporated herein by reference.

ITEM 6.     Exhibits

The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

5.1	Legal Opinion of Mitchell Silberberg & Knupp LLP

10.1	Letter Agreement, dated November 8, 2017, by and among Cadiz Inc. and Apollo Special Situations Fund, L.P.

31.1	Certification of Scott S. Slater, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Scott S. Slater, Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cadiz Inc.

By:	/s/ Scott S. Slater	November 8, 2017
	Scott S. Slater	Date
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Timothy J. Shaheen	November 8, 2017
	Timothy J. Shaheen	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)