Form 10-K
period 2017-12-31
CADIZ INC
filed 2018-03-14
CIK 727273

united states
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-K

[√] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2017
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

Indicate by a check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐       No ☑

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§220.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act, (Check One):.
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

The aggregate market value of the common stock held by nonaffiliates as of June 30, 2017 was approximately $253,444,761 based on 18,773,686 shares of common stock outstanding held by nonaffiliates and the closing price on that date.  Shares of common stock held by each executive officer and director and by each entity that owns more than 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 8, 2018, the Registrant had 23,193,235 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant's definitive Proxy Statement to be filed for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.  The Registrant is not incorporating by reference any other documents within this Annual Report on Form 10-K except those footnoted in Part IV under the heading "Item 15. Exhibits, Financial Statement Schedules".

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

 We believe that the long-term highest and best use of our land and water assets will be realized through the development of a combination of water supply and storage projects at our properties. Therefore, we have been primarily focused on the development of the Cadiz Valley Water Conservation, Recovery and Storage Project ("Water Project" or "Project"), which will capture and conserve millions of acre-feet1 of native groundwater currently being lost to evaporation from the aquifer system beneath our 34,500-acre property in the Cadiz and Fenner valleys of eastern San Bernardino County (the "Cadiz/Fenner Property"), and deliver it to water providers throughout Southern California (see "Water Resource Development").  A second phase of the Water Project would offer storage of up to one million acre-feet of imported water in the aquifer system.  We believe that the ultimate implementation of this Water Project will provide a significant source of future cash flow.

1 One acre-foot is equal to approximately 326,000 gallons or the volume of water that will cover an area of one acre to a depth of one-foot.  An acre-foot is generally considered to be enough water to meet the annual water needs of one average California household.

 The primary factor driving the value of such projects is ongoing pressure on California's traditional water supplies and the resulting demand for new, reliable supply solutions that can meet both immediate and long-term water needs.  Available supply is constrained by regulatory restrictions on each of the State's three main water sources:  the CRA, the State Water Project, which provides water supplies from Northern California to the central and southern parts of the state, and the Los Angeles Aqueduct, which delivers water from the eastern Sierra Nevada mountains to Los Angeles.  Southern California's water providers rely on imports from these systems for a majority of their water supplies, but deliveries from all three into the region have been below capacity over the last several years, even in wet years.

 Further, the availability of supplies in California differs greatly from year to year due to natural hydrological variability.  Over the last decade, California struggled through an historic drought featuring record-low winter precipitation. Then, following a series of strong storms that delivered record amounts of rain and snow during the 2016-2017 winter, state officials declared an end to the drought. Yet, the 2017-2018 winter has delivered few precipitation events and, through February 2018, 82% of the State is again abnormally dry according to the US Drought Monitor.  The rapid swings between wet and dry years challenges California's traditional supply system and supports the need for reliable storage and local supply.

 Southern California water providers are presently pursuing investments in storage, supply and infrastructure to meet long-term demand given the variety of challenges and limitations faced by the State's traditional infrastructure.  The Cadiz Water Project is a local supply option in Southern California that could help address the region's water supply challenges by providing new reliable supply and local groundwater storage opportunities (see "Water Resource Development" below) in both dry and wet years. Following a multi-year California Environmental Quality Act ("CEQA") review and permitting process, the Water Project received permits that allow the capture and conservation of 2.5 million acre-feet of groundwater over 50 years in accordance with the terms of a groundwater management plan approved by San Bernardino County, the public agency responsible for groundwater use at the project area.

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

 Demand for agricultural land with water rights is at an all-time high; therefore, in addition to our Water Project proposal, we are engaged in agricultural joint ventures at the Cadiz/Fenner Property that put some of the groundwater currently being lost to evaporation from the underlying aquifer system to immediate beneficial use.  We have farmed portions of the Cadiz/Fenner Property since the late 1980s relying on groundwater from the aquifer system for irrigation and the site is well suited for various permanent and seasonal crops. Presently, the property has 2,100 acres leased for cultivation of a variety of crops, including citrus, dried-on-the-vine raisins and seasonal vegetables.

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

 In 1997, we entered into the first of a series of agreements with the Metropolitan Water District of Southern California ("Metropolitan"), the largest water wholesaler in the region and owner of the nearby CRA, to jointly design, permit, and build such a project ("2002 Project").  Between 1997 and 2002, we and Metropolitan received substantially all of the state and federal approvals required to construct and operate the 2002 Project, including a Record of Decision ("ROD") from the U.S. Department of the Interior, which approved the 2002 Project and offered a right-of-way for construction of facilities, including a 35-mile water conveyance pipeline from the Cadiz/Fenner Property to the CRA across federal lands.  In October 2002, Metropolitan's Board of Directors considered whether or not to accept the right-of-way permit offered by the federal government.  By a very narrow margin, the Metropolitan Board voted not to accept the right-of-way grant nor proceed any further with the 2002 Project.

 Following Metropolitan's decision, we began to pursue new partnerships and redesigned the 2002 Project to meet the changing needs of Southern California's water providers.  We refocused on the safe and sustainable management of the aquifer system beneath our Cadiz/Fenner Property with the goal of providing a reliable, annual water supply and storage for the region.  To assist with these sustainable management priorities, we entered into a Memorandum of Understanding with the Natural Heritage Institute, a leading global environmental organization committed to protecting aquatic ecosystems.  As part of this "Green Compact", we follow stringent plans for groundwater management and habitat conservation.

 We also commissioned environmental consulting firm CH2M HILL to complete a comprehensive study of the water resources at the Project area.  Following more than one year of analysis, CH2M HILL released its study of the aquifer system in February 2010.  Utilizing new models produced by the U.S. Geological Survey in 2006 and 2008, the study estimated the total groundwater in storage in the aquifer system to be between 17 and 34 million acre-feet, a quantity on par with Lake Mead, the nation's largest surface reservoir.  The study also identified a renewable annual supply of native groundwater in the aquifer system currently being lost to evaporation.  CH2M HILL's findings, which were peer reviewed by leading groundwater experts, confirmed that the aquifer system could sustainably support a water supply and storage project that would capture and conserve groundwater lost to evaporation in an initial phase and import and store water in the aquifer system in a second phase (see "Water Project" below).

 In September 2008 we entered into a lease agreement with the Arizona & California Railroad Company ("ARZC") to utilize its existing right-of-way between the Cadiz property and the CRA to construct a pipeline able to deliver water from the property into the existing Southern California water transportation system. Although the federal government had approved a right-of-way for the 2002 Project's conveyance pipeline over open federal land, the Water Project proposed co-locating the conveyance pipeline within this existing railroad right-of-way from Cadiz to the CRA near Rice, CA. This route was approximately 10 miles longer than the 2002 route, but it avoided impacts to desert habitats that would have occurred with the 2002 route. In 2009, the Department of the Interior evaluated the Water Project's proposed use of an existing railroad right-of-way for a water conveyance pipeline and summarized that the proposed pipeline was within the scope of the right-of-way and required no federal Bureau of Land Management ("BLM") permitting.

 Between 2010 and 2011 six Southern California water providers executed option agreements to participate in the new Water Project.  Under our lease agreement, the ARZC also reserved water from the Water Project to further a variety of critical railroad purposes.

 In 2011, an environmental review and permitting process for the Water Project was commenced in accordance with the California Environmental Quality Act (CEQA) and was led by Santa Margarita Water District ("SMWD"), one of the Project participants.  After an extensive public review process as required by CEQA, the SMWD Board of Directors certified the Final Environmental Impact Report ("FEIR") on July 31, 2012 and became the first participating agency to convert its option agreement to a Water Purchase and Sale Agreement for firm supplies from the Water Project. On October 1, 2012, San Bernardino County ("County"), a Responsible Agency under CEQA, also adopted CEQA findings and approved the Project's Groundwater Monitoring, Management and Mitigation Plan ('GMMMP", "Plan") and the withdrawal of 50,000 acre-feet (AF) of water per year for 50 years.

 Following receipt of these important approvals, we were named as a real-party-in-interest in nine lawsuits brought by parties seeking a reconsideration of the environmental documents and limitation of the Project approvals granted by SMWD and the County.  Six lawsuits brought by two petitioners ultimately proceeded to trial in Orange County Superior Court ("Court") before one judge in December 2013.  In September 2014, the Court issued final signed judgments ("Judgments") formally denying all claims brought in the six remaining lawsuits.  The Judgments upheld the environmental review and approvals of the Water Project.

 During the fourth quarter of 2014, the petitioners in the six original Court cases filed independent appeals of the six Judgments with the California Court of Appeals, Fourth District. In May 2016, a three-justice panel unanimously ruled in favor of the Water Project and sustained the lower court rulings. Thereafter, all litigation was dismissed.  As a result, the approvals of the Project by the County and SMWD were deemed final and the Company's permits to capture and conserve 2.5 million acre-feet of groundwater over 50 years under the terms of the groundwater management plan have vested under applicable law.

 While defending the Project's CEQA permits, the Company and the Water Project participants also began a dialogue with BLM in response to federal appropriations language that required the Interior Department to certify that the Project's proposed use of the ARZC right-of-way was within the scope of the original right-of-way grant.  The dialogue with the BLM occurred over more than two years and culminated in a controversial guidance opinion issued by the BLM California office in October 2015 that did not certify the Project's proposed use. The Company, the ARZC, Water Project participants, Water Project supporters, members of Congress, the railroad industry and third parties that utilize railroad rights-of-way to co-locate infrastructure across the country voiced concern about the guidance opinion via letters, statements and meetings with the BLM.  In October 2017, the BLM withdrew its October 2015 letter and concluded that the Project is within the scope of the ARZC ROW and therefore required nothing further from the BLM to construct the conveyance pipeline within the ARZC ROW.

 The Company is now focused on finalizing contracts with Project participating agencies, arranging final terms with MWD, and continuing final design and implementation planning for Project construction.

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

Water Resource Development

 Our portfolio of land and water resource assets is located in proximity to the Colorado River and the Colorado River Aqueduct ("CRA"), the principal source of imported water for Southern California, and provides us with the opportunity to participate in a variety of water supply, water storage, and conservation programs with public water agencies and other partners.

 The Water Project

 The Cadiz Valley Water Conservation, Recovery and Storage Project ("Water Project") is designed to capture and conserve billions of gallons of renewable native groundwater currently being lost to evaporation from the aquifer system underlying our Cadiz/Fenner Property, and provide a new reliable water supply for approximately 400,000 people in Southern California.  In this first phase, Phase 1, the total quantity of groundwater to be recovered and conveyed to Water Project participants will not exceed a long-term annual average of 50,000 acre-feet per year for 50 years.  The Water Project also offers participants in Phase 1 the ability to carry-over their annual supply and store it in the groundwater basin from year to year.  A second phase of the Water Project, Phase II, will offer up to one million acre-feet of storage capacity that can be used to hold water supplies imported to the project area.

 Water Project facilities required for Phase I primarily include, among other things:

•	High-yield wells designed to efficiently recover available native groundwater from beneath the Water Project area;

•	A water conveyance pipeline to deliver water from the well-field to the Colorado River Aqueduct ("CRA") for further delivery to Project participants; and

•	An energy source to provide power to the well-field, pipeline and pumping facilities.

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

 In October 2017, the US BLM provided a letter finding that the Project's proposed use of a portion of the Arizona & California Railroad Company ("ARZC") right-of-way from Cadiz to Freda, California to construct and operate the Water Project's water conveyance pipeline and related railroad improvements from Cadiz to the CRA is within the scope of the original right of way grant and not subject to additional permitting or review.  The buried pipeline would be constructed parallel to the railroad tracks and be used to convey water between our Cadiz Valley property and the CRA.

 Construction of Phase I Water Project facilities is expected to cost approximately $250 million and will require capital financing that we expect will be secured by definitive Purchase and Sale Agreements with Project participants and the new facility assets.   On May 25, 2017, the Company closed a strategic transaction with funds affiliated with Apollo Global Management, LLC ("Apollo"), a leading global alternative investment manager with approximately $197 billion of assets under management, to initiate financial arrangements for the construction of Phase I.  In furtherance of the strategic transaction, funds managed by affiliates of Apollo and the Company executed a conditional commitment of up to $240 million for Phase I construction finance expenditures. The conditional commitment is intended to provide the additional resources necessary to complete the construction of Phase I of the Water Project.   However, Cadiz is not obligated to accept such financing from Apollo, and Apollo's commitment is conditional (see "Liquidity and Capital Resources", below).  We expect to finalize construction financing after the final terms of contracts and conveyance are negotiated, as described below.

 In addition to finalizing construction financing terms as described above, prior to construction, the Water Project must (1) finalize contracts with Project participating agencies, (2) secure transportation arrangements to deliver water into each participant's service area, and (3) complete final design, engineering and construction permitting.  Below is a discussion of present activities to advance these objectives.

 (1)  Contracts with Public Water Agencies or Private Water Utilities

 The Company has executed Letters of Intent ("LOIs"), option agreements and purchase agreements, or contracts (collectively, "Agreements") with public water agencies and private water utilities in California during the Project's development.  These participating agencies serve more than one million customers in cities throughout California's San Bernardino, Riverside, Los Angeles, Orange, Imperial and Ventura Counties. Twenty percent of Water Project supplies have been reserved for San Bernardino County-based agencies.

 Santa Margarita Water District ("SMWD"), Orange County's second largest water provider, was the first participant to convert its option agreement and adopt resolutions approving a Water Purchase and Sale Agreement for 5,000 acre-feet of water.  The structure of the SMWD purchase agreement calls for an annually adjusted water supply payment, plus a pro rata portion of the capital recovery charge and operating and maintenance costs.  The capital recovery charge is calculated by amortizing the total capital investment by the Company over a 30-year term.
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

 Water Project supplies entering the CRA will comply with Metropolitan's published engineering, design and water quality standards and will be subject to all applicable fees and charges routinely established by Metropolitan for the conveyance of water within its service territory.  We believe there are multiple benefits that can be secured by MWD upon making space reasonably available for the Water Project supplies and having the flexibility of relying on the Water Project in both wet and dry years.

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

 Once facility design and layout near completion, we will need to obtain additional permits and approvals from state or local entities prior to construction. This may include but is not limited to confirmation of existing access rights, easements and rights-of-way, for areas that may be crossed by Project facilities in the Project area subject to final pipeline configuration.

 Phase II

 In a second phase of the Water Project, we expect to make available up to one million acre-feet of capacity in the aquifer system for storage of surplus water conveyed to the Project area.  Under the Imported Water Storage Component, or Phase II, water from the Colorado River or the State Water Project could be conveyed to spreading basins that would be constructed on our private property to percolate into the aquifer system and held in storage. When needed, previously stored water would be returned to Phase II participating agencies via the Project's 43-mile conveyance pipeline to the CRA, described above, or via an existing 96-mile pipeline that extends from our Cadiz property northwest to Barstow and Bakersfield, California (see "Northern Pipeline" below).

 Phase II has already been the subject of programmatic environmental review in accordance with CEQA, but still requires project-level environmental review and permitting once participating agencies are identified. Phase II may also require federal permits subject to the National Environmental Policy Act, or NEPA.

 Northern Pipeline

 We currently own a 96-mile existing idle natural gas pipeline that extends from the Cadiz/Fenner Property to Barstow, California and we intend to convert this pipeline to allow for the transportation of water. The Barstow area serves as a hub for water delivered from northern and central California to communities in Southern California's High Desert.  In addition, we hold an option to purchase a further 124-mile segment of this pipeline from Barstow to Wheeler Ridge, California for $20 million.  This option expires in December 2018.   We do not currently have the cash resources on hand to exercise this option and have engaged an investment banker to pursue alternatives that will provide the resources to allow us to exercise this option.  If we are unable to exercise this option, then our Northern Pipeline opportunities will be limited to the 96-mile segment we currently own.

 Initial feasibility studies indicated that, upon conversion, the 30-inch pipeline could transport between 18,000 and 30,000 acre-feet of water per year between the Water Project area and various points along the Central and Northern California water transportation network. As a result, this pipeline could create significant opportunities for our water resource development efforts.

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

 The Northern Pipeline also represents new opportunities for us, independent of the Water Project, to offer water transportation to locations along the pipeline route that are not presently interconnected by existing water infrastructure.  The entire 220-mile pipeline crosses California's major water infrastructure as well as urban and agricultural centers and can be utilized to transport water, independent of the Water Project, between users who presently lack direct interconnections along the pipeline route. We are presently engaged in discussions with parties that may be interested in such transportation.

Agricultural Development

 Within the Cadiz/Fenner Property, all of the existing 34,500 acres are currently zoned for agriculture.  In 1993, we secured conditional use permits to develop agriculture on up to 9,600 acres of the property and withdraw groundwater from the underlying aquifer system for irrigation.  We have since maintained various levels of crops on the Property as we developed the Water Project.  In 2013, we entered into a lease agreement with a third party to develop up to 1,480 acres of lemons at the site, 640 acres of which have been planted to date.

 In February 2016, we entered into a lease agreement with Fenner Valley Farms LLC ("FVF"), a subsidiary of Water Asset Management LLC, a related party, pursuant to which FVF leased, for a 99-year term, 2,100 acres at the Cadiz/Fenner property to be used to plant, grow and harvest agricultural crops ("FVF Lease"). As consideration for the lease, FVF paid us a one-time payment of $12,000,000 in February 2016.  The acreage that was historically farmed by us and the acreage that is leased to a third party to develop lemons was included within the leased acreage.  Following entry into this lease, we are no longer directly involved in the current agricultural operations at the site and all agricultural revenue is derived pursuant to the FVF Lease.

 As part of the agricultural development to be conducted under the lease arrangements, the groundwater production capacity of the property's existing well-field is expected to be enhanced through infrastructure improvements that are complementary to the Water Project.  While any additional well-field development for agricultural use would be financed by our agricultural partners as provided under our agricultural lease arrangements, we retained a call feature that allows us, at any time in the initial 20 years, to acquire the well-field and integrate any new agricultural well-field infrastructure developed into the Water Project's facilities.

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

Land Conservation Bank

 Approximately 7,500 acres of our properties outside of the Cadiz/Fenner Valley area in the Piute Valley are located within terrain designated by the federal government as Critical Desert Tortoise Habitat and/or Desert Wilderness Areas and offer limited development opportunities.  In February 2015, the California Department of Fish and Wildlife approved our establishment of the Fenner Valley Desert Tortoise Conservation Bank ("Fenner Bank"), a land conservation bank that makes available these properties for mitigation of impacts to tortoise and other sensitive species that would be caused by development across the Southern California desert.  Under its enabling documents, the Fenner Bank offers credits that can be acquired by entities that must mitigate or offset impacts linked to planned development.  For example, this bank can service the mitigation requirements of renewable energy, military, residential and commercial development projects being considered throughout the desert. Credits sold by the Fenner Bank will fund our permanent preservation of the land as well as research by outside entities, including San Diego Zoo Global, into desert tortoise health and species protection.

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

Employees

 As of December 31, 2017, we employed 10 full-time employees (i.e. those individuals working more than 1,000 hours per year).  We believe that our employee relations are good.

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

We May Not Be Able To Obtain the Financing We Need To Implement Our Asset Development Programs

 We presently have sufficient funds to meet our expected working capital needs through April 2019, but will continue to require additional working capital to meet our cash resource needs until such time as our asset development programs, including the Water Project, produce revenues.  If we cannot raise funds if and when needed, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.  We cannot assure you that our current lenders, or any other lenders, will give us additional credit should we seek it.  If we are unable to obtain additional credit, we may engage in further financings.  Our ability to obtain financing will depend, among other things, on the status of our asset development programs and general conditions in the capital markets at the time funding is sought.  Any further equity or convertible debt financings would result in the dilution of ownership interests of our current stockholders.  Additionally, our option to acquire an additional 124-mile extension of our Northern Pipeline will require a $20 million payment by December 2018.  We do not currently have the cash resources on hand to exercise this option and have engaged an investment banker to pursue alternatives that will provide the resources to allow us to exercise this option.  If we are unable to exercise this option, then our Northern Pipeline opportunities will be limited to the 96-mile segment we currently own.

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

 In July 2017, the California State Senate Committee on Natural Resources and Water passed Assembly Bill 1000 ("AB 1000"), which would add new permitting requirements for the conveyance of water from the Cadiz area within California's conveyance facilities, including the CRA.  In September 2017, AB 1000 was held on the suspense file by the California Senate Committee on Appropriations stopping it from further consideration by the Legislature in 2017.  If AB 1000 is taken off the suspense file in 2018, it would still be required to be considered by the full California State Senate, as well as the California State Assembly and the California Governor's office prior to becoming law.  We cannot be certain whether AB 1000 would ever be adopted and, if so, to what extent AB 1000 would affect the permitting requirements for the Project.

 In October 2017, the Company received a letter from the California State Lands Commission ("Commission") advising that the Commission recently determined for the first time that the State of California owns "in fee" a 200-foot-wide, 1-mile long strip of land beneath the existing Arizona and California Railroad ("ARZC") right-of-way within which we plan to construct the Water Project's conveyance pipeline. The Commission letter asserts that if the Company intends to cross the parcel, we would require a lease from the Commission subject to additional environmental review.  The Company cannot predict with certainty at this time whether or not a lease from the Commission will be required or pursued, as the Company already holds a lease from the ARZC to access its right-of-way over this parcel.

 Finally, the statutes, regulations and ordinances governing the approval processes provide third parties the opportunity to challenge proposed plans and approvals.  Opposition from third parties will cause delays and increase the costs of our development efforts or preclude such development entirely.  While we have worked with representatives of various environmental and third-party interests and agencies to minimize and mitigate the impacts of our planned projects, certain groups may remain opposed to our development plans and pursue legal action.

Our Failure to Make Timely Payments of Principal and Interest on Our Indebtedness May Result in a Foreclosure on Our Assets

 As of December 31, 2017, we had total indebtedness outstanding to our lenders of approximately $133.6 million.  Approximately $62.7 million of our indebtedness is secured by our assets and is due in May 2021 (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources").  To the extent that we do not make principal and interest payments on the indebtedness when due, or if we otherwise fail to comply with the terms of agreements governing our indebtedness, we may default on our obligations.

The Conversion of Our Outstanding Convertible Notes into Common Stock Would Dilute the Percentage of Our Common Stock Held by Current Stockholders

 In connection with our March 2013 debt refinance (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources"), we issued approximately $53.5 million in convertible notes, under which principal and accrued interest were convertible into common stock at $8.05 per share at the election of our noteholders prior to maturity in March 2018 (the "2018 Convertible Notes").  In December 2015, certain of the noteholders exchanged their 2018 Convertible Notes for new convertible notes under which principal and accrued interest can be converted into common stock at $6.75 per share at the election of the noteholders prior to a maturity date in March 2020 (the "2020 Convertible Notes").  In April 2016, we issued an additional $8.0 million in original principal amount of the 2020 Notes.  As of the date of filing of this annual report, our lenders have converted $12.0 million in original principal amount of the notes, leaving a balance of $49.5 million in original principal amount of these notes.  An election by our lenders to convert all or a portion of principal and accrued interest under the 2020 Convertible Notes into common stock will dilute the percentage of our common stock held by current stockholders up to 10.4 million shares as of the date of filing of this annual report, and up to an additional 1.6 million shares if held to maturity.

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

Our Conditional Commitment From Apollo Remain Subject to Closing Conditions

  In 2017, funds affiliated with Apollo Global Management, LLC ("Apollo") executed a conditional commitment letter to fund up to $240 million in construction finance expenditures for the Cadiz Water Project, subject to the satisfaction of conditions precedent.  The conditional commitment is intended to provide additional resources necessary to complete the construction of Phase I of the Water Project.  Apollo's commitment for up to $240 million is conditional and subject to a number of conditions, many of which are not within the Company's control, and the Company is not obligated to accept such financing from Apollo.  If the $240 million commitment does not close, the Company will need to seek financing from other sources.

ITEM 1B.  Unresolved Staff Comments

 Not applicable at this time.

ITEM 2.  Properties

 Following is a description of our significant properties.

The Cadiz/Fenner Valley Property

 We own approximately 34,500 acres of largely contiguous land in the Cadiz and Fenner valleys of eastern San Bernardino County, California (the "Cadiz/Fenner Property").  This area is located approximately 30 miles north of the Colorado River Aqueduct ("CRA").  We first began acquiring this land in 1983 and shortly thereafter conducted investigations into the feasibility of agricultural development at these lands and overall access to groundwater.  These investigations confirmed the availability of high-quality groundwater in quantities appropriate for agricultural development.

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

Executive Offices

 We lease approximately 7,200 square feet of office space in Los Angeles, California for our executive offices.  The lease terminates in April 2019.  Current base rent under the lease is approximately $16,000 per month.

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

Debt Secured by Properties

 Our assets have been pledged as collateral for $62.7 million of senior secured debt outstanding as of December 31, 2017.  Information regarding interest rates and principal maturities is provided in Note 6 to the Consolidated Financial Statements.

ITEM 3.  Legal Proceedings

 There are no material legal proceedings pending to which we are a party or of which any of our property is the subject.

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

	High	Low
Quarter Ended	Sales Price	Sales Price

2016:
March 31	$5.43	$5.03
June 30	$5.93	$5.64
September 30	$7.63	$7.04
December 31	$12.65	$12.05

2017:
March 31	$15.30	$14.35
June 30	$13.79	$13.25
September 30	$12.80	$12.50
December 31	$14.35	$14.00

 On March 8, 2018, the high, low and last sales prices for the shares were $14.18, $13.75, and $14.00, respectively.

 As of March 8, 2018, the number of stockholders of record of our common stock was 72.

 To date, we have not paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.  Our senior secured term loan has covenants that prohibit the payment of dividends.

 All securities sold by us during the three years ended December 31, 2017, which were not registered under the Securities Act of 1933, as amended, have been previously reported in accordance with the requirements of Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

STOCK PRICE PERFORMANCE

The stock price performance graph below compares the cumulative total return of Cadiz Inc. common stock against the cumulative total return of the Standard & Poor's Small Cap 600 NASDAQ U.S. index and the Russell 2016® index for the past five fiscal years. The graph indicates a measurement point of December 31, 2012, and assumes a $100 investment on such date in Cadiz Inc. common stock, the Standard & Poor's Small Cap 600 and the Russell 2018® indices. With respect to the payment of dividends, Cadiz Inc. has not paid any dividends on its common stock, but the Standard & Poor's Small Cap 600 and the Russell 2018® indices assume that all dividends were reinvested. The stock price performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K into any filing under the Securities Act of 1933, as amended, except to the extent that Cadiz Inc. specifically incorporates this graph by reference, and shall not otherwise be deemed filed under such acts.

ITEM 6.  Selected Financial Data

 The following selected financial data insofar as it relates to the years ended December 31, 2017, 2016, 2015, 2014, and 2013 has been derived from our audited financial statements.  The information that follows should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2017 included in Part IV of this Form 10-K.  See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

($ in thousands, except for per share data)
	Year Ended December 31,
	2017	2016	2015	2014	2013
Statement of Operations Data:
Total revenues	$437	$412	$304	$336	$301
Net loss	$(33,864)	$(26,339)	$(24,013)	$(18,881)	$(22,677)
Net loss applicable to common stock	$(33,864)	$(26,339)	$(24,013)	$(18,881)	$(22,677)
Per share:
Net loss (basic and diluted)	$(1.50)	$(1.41)	$(1.35)	$(1.15)	$(1.46)
Weighted-average common shares outstanding	22,535	18,719	17,782	16,370	15,570

	Year Ended December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Total assets	$66,505	$67,099	$54,790	$67,375	$63,106
Long-term debt	$123,768	$102,374	$107,592	$103,547	$95,349
Common stock and additional paid-in capital	$365,036	$355,554	$327,034	$319,781	$304,140
Accumulated deficit	$(443,735)	$(409,871)	$(383,532)	$(359,519)	$(340,638)
Stockholders' (deficit) equity	$(78,699)	$(54,317)	$(56,498)	$(39,738)	$(36,498)

 Common shares issued and outstanding have increased from 16,152,756 at December 31, 2013 to 22,987,434 as of December 31, 2017.  The increase is primarily due to the issuance of shares to investors in registered offerings, private placements, the issuance of shares to investors upon warrant exercises, conversions of notes, debt interest payments in the form of shares and the issuance of shares to employees, vendors and lenders.

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

 We believe that the long-term highest and best use of our land and water assets will be realized through the development of a combination of water supply and storage projects at our properties. Therefore, we have primarily focused on the development of the Cadiz Valley Water Conservation, Recovery and Storage Project ("Water Project" or "Project"), which will capture and conserve millions of acre-feet2 of native groundwater currently being lost to evaporation from the aquifer system beneath our 34,500-acre property in the Cadiz and Fenner valleys of eastern San Bernardino County (the "Cadiz/Fenner Property"), and deliver it to water providers throughout Southern California (see "Water Resource Development").  A second phase of the Water Project would offer storage of up to one million acre-feet of imported water in the aquifer system.  We believe that the ultimate implementation of this Water Project will provide a significant source of future cash flow.

2 One acre-foot is equal to approximately 326,000 gallons or the volume of water that will cover an area of one acre to a depth of one-foot.  An acre-foot is generally considered to be enough water to meet the annual water needs of one average California household.

 The primary factor driving the value of such projects is ongoing pressure on California's traditional water supplies and the resulting demand for new, reliable supply solutions that can meet both immediate and long-term water needs.  Available supply is constrained by regulatory restrictions on each of the State's three main water sources:  the CRA, the State Water Project, which provides water supplies from Northern California to the central and southern parts of the state, and the Los Angeles Aqueduct, which delivers water from the eastern Sierra Nevada mountains to Los Angeles.  Southern California's water providers rely on imports from these systems for a majority of their water supplies, but deliveries from all three into the region have been below capacity over the last several years, even in wet years.

 Further, the availability of supplies in California differs greatly from year to year due to natural hydrological variability.  Over the last decade, California struggled through an historic drought featuring record-low winter precipitation. Then, following a series of strong storms that delivered record amounts of rain and snow during the 2016-2017 winter, state officials declared an end to the drought. Yet, the 2017-2018 winter has delivered few precipitation events and, through February 2018, 82% of the State is again abnormally dry according to the US Drought Monitor.  The rapid swings between wet and dry years challenges California's traditional supply system and supports the need for reliable storage and local supply.

 Southern California water providers are presently pursuing investments in storage, supply and infrastructure to meet long-term demand given the variety of challenges and limitations faced by the State's traditional infrastructure.  The Cadiz Water Project is a local supply option in Southern California that could help address the region's water supply challenges by providing new reliable supply and local groundwater storage opportunities (see "Water Resource Development" below) in both dry and wet years. Following a multi-year California Environmental Quality Act ("CEQA") review and permitting process, the Water Project received permits that allow the capture and conservation of 2.5 million acre-feet of groundwater over 50 years in accordance with the terms of a groundwater management plan approved by San Bernardino County, the public agency responsible for groundwater use at the project area.

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

 Demand for agricultural land with water rights is at an all-time high; therefore, in addition to our Water Project proposal, we are engaged in agricultural joint ventures at the Cadiz/Fenner Property that put some of the groundwater currently being lost to evaporation from the underlying aquifer system to immediate beneficial use.  We have farmed portions of the Cadiz/Fenner Property since the late 1980s relying on groundwater from the aquifer system for irrigation and the site is well suited for various permanent and seasonal crops. Presently, the property has 2,100 acres leased for cultivation of a variety of crops, including citrus, dried-on-the-vine raisins and seasonal vegetables.

 We also continue to explore additional uses of our land and water resource assets, including the marketing of our approved desert tortoise land conservation bank, which is located on our properties outside the Water Project area, and other long-term legacy uses of our properties, such as habitat conservation and cultural development.

Water Resource Development

 The Water Project is designed to capture and conserve billions of gallons of renewable native groundwater currently being lost to evaporation from the aquifer system underlying our Cadiz/Fenner Property, and provide a new reliable water supply for approximately 400,000 people in Southern California.  In this first phase, Phase 1, the total quantity of groundwater to be recovered and conveyed to Water Project participants will not exceed a long-term annual average of 50,000 acre-feet per year for 50 years.  The Water Project also offers participants in Phase 1 the ability to carry-over their annual supply and store it in the groundwater basin from year to year.  A second phase of the Water Project, Phase II, will offer up to one million acre-feet of storage capacity that can be used to hold water supplies imported to the project area.

 Water Project facilities required for Phase I primarily include, among other things:

•	High-yield wells designed to efficiently recover available native groundwater from beneath the Water Project area;

•	A water conveyance pipeline to deliver water from the well-field to the Colorado River Aqueduct ("CRA") for further delivery to Project participants; and

•	An energy source to provide power to the well-field, pipeline and pumping facilities.

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

 In October 2017, the US Bureau of Land Management ("BLM") provided a letter finding that the Project's proposed use of a portion of the Arizona & California Railroad Company ("ARZC") right-of-way from Cadiz to Freda, California to construct and operate the Water Project's water conveyance pipeline and related railroad improvements from Cadiz to the CRA is within the scope of the original right of way grant and not subject to additional permitting or review.  The buried pipeline would be constructed parallel to the railroad tracks and be used to convey water between our Cadiz Valley property and the CRA.

 Construction of Phase I Water Project facilities is expected to cost approximately $250 million and will require capital financing that we expect will be secured by definitive Purchase and Sale Agreements with Project participants and the new facility assets.   On May 25, 2017, the Company closed a strategic transaction with funds affiliated with Apollo Global Management, LLC ("Apollo"), a leading global alternative investment manager with approximately $197 billion of assets under management, to initiate financial arrangements for the construction of Phase I.  In furtherance of the strategic transaction, funds managed by affiliates of Apollo and the Company executed a conditional commitment of up to $240 million for Phase I construction finance expenditures. The conditional commitment is intended to provide the additional resources necessary to complete the construction of Phase I of the Water Project.   However, Cadiz is not obligated to accept such financing from Apollo, and Apollo's commitment is conditional (see "Liquidity and Capital Resources", below).  We expect to finalize construction financing after the final terms of contracts and conveyance are negotiated, as described below.

 In addition to finalizing construction financing terms as described above, prior to construction, the Water Project must (1) finalize contracts with Project participating agencies, (2) secure transportation arrangements to deliver water into each participant's service area, and (3) complete final design, engineering and construction permitting.  Below is a discussion of present activities to advance these objectives.

 (1)  Contracts with Public Water Agencies or Private Water Utilities

 The Company has executed Letters of Intent ("LOIs"), option agreements and purchase agreements, or contracts (collectively, "Agreements") with public water agencies and private water utilities in California during the Project's development.  These participating agencies serve more than one million customers in cities throughout California's San Bernardino, Riverside, Los Angeles, Orange, Imperial and Ventura Counties. Twenty percent of Water Project supplies have been reserved for San Bernardino County-based agencies.

 Santa Margarita Water District ("SMWD"), Orange County's second largest water provider, was the first participant to convert its option agreement and adopt resolutions approving a Water Purchase and Sale Agreement for 5,000 acre-feet of water.  The structure of the SMWD purchase agreement calls for an annually adjusted water supply payment, plus a pro rata portion of the capital recovery charge and operating and maintenance costs.  The capital recovery charge is calculated by amortizing the total capital investment by the Company over a 30-year term.

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

 Water Project supplies entering the CRA will comply with Metropolitan's published engineering, design and water quality standards and will be subject to all applicable fees and charges routinely established by Metropolitan for the conveyance of water within its service territory.  We believe there are multiple benefits that can be secured by MWD upon making space reasonably available for the Water Project supplies and having the flexibility of relying on the Water Project in both wet and dry years.

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

 Once facility design and layout near completion, we will need to obtain additional permits and approvals from state or local entities prior to construction. This may include but is not limited to confirmation of existing access rights, easements and rights-of-way, for areas that may be crossed by Project facilities in the Project area subject to final pipeline configuration.

 Phase II

 In a second phase of the Water Project, we expect to make available up to one million acre-feet of capacity in the aquifer system for storage of surplus water conveyed to the Project area.  Under the Imported Water Storage Component, or Phase II, water from the Colorado River or the State Water Project could be conveyed to spreading basins that would be constructed on our private property to percolate into the aquifer system and held in storage. When needed, previously stored water would be returned to Phase II participating agencies via the Project's 43-mile conveyance pipeline to the CRA, described above, or via an existing 96-mile pipeline that extends from our Cadiz property northwest to Barstow and Bakersfield, California (see "Northern Pipeline" below).

 Phase II has already been the subject of programmatic environmental review in accordance with CEQA, but still requires project-level environmental review and permitting once participating agencies are identified. Phase II may also require federal permits subject to the National Environmental Policy Act, or NEPA.

 Northern Pipeline

 We currently own a 96-mile existing idle natural gas pipeline that extends from the Cadiz/Fenner Property to Barstow, California and we intend to convert this pipeline to allow for the transportation of water. The Barstow area serves as a hub for water delivered from northern and central California to communities in Southern California's High Desert.  In addition, we hold an option to purchase a further 124-mile segment of this pipeline from Barstow to Wheeler Ridge, California for $20 million.  This option expires in December 2018.   We do not currently have the cash resources on hand to exercise this option and have engaged an investment banker to pursue alternatives that will provide the resources to allow us to exercise this option.  If we are unable to exercise this option, then our Northern Pipeline opportunities will be limited to the 96- mile segment we currently own.

 Initial feasibility studies indicated that, upon conversion, the 30-inch pipeline could transport between 18,000 and 30,000 acre-feet of water per year between the Water Project area and various points along the Central and Northern California water transportation network. As a result, this pipeline could create significant opportunities for our water resource development efforts.

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

 The Northern Pipeline also represents new opportunities for the Company, independent of the Water Project, to offer water transportation to locations along the pipeline route that are not presently interconnected by existing water infrastructure.  The entire 220-mile pipeline crosses California's major water infrastructure as well as urban and agricultural centers and can be utilized to transport water, independent of the Water Project, between users who presently lack direct interconnections along the pipeline route. We are presently engaged in discussions with parties that may be interested in such transportation.

Agricultural Development

 Within the Cadiz/Fenner Property, all of the existing 34,500 acres are currently zoned for agriculture.  In 1993, we secured conditional use permits to develop agriculture on up to 9,600 acres of the property and withdraw groundwater from the underlying aquifer system for irrigation.  We have since maintained various levels of crops on the Property as we developed the Water Project.  In 2013, we entered into a lease agreement with a third party to develop up to 1,480 acres of lemons at the site, 640 acres of which have been planted to date.

 In February 2016, we entered into a lease agreement with Fenner Valley Farms LLC ("FVF"), a subsidiary of Water Asset Management LLC, a related party, pursuant to which FVF leased, for a 99-year term, 2,100 acres at the Cadiz/Fenner property to be used to plant, grow and harvest agricultural crops ("FVF Lease"). As consideration for the lease, FVF paid the Company a one-time payment of $12,000,000 in February 2016. The acreage that was historically farmed by the Company and the acreage that is leased to a third party to develop lemons was included within the leased acreage.  Following entry into this lease, we are no longer directly involved in the current agricultural operations at the site and all agricultural revenue is derived pursuant to the FVF Lease.

 As part of the agricultural development to be conducted under the lease arrangements, the groundwater production capacity of the property's existing well-field is expected to be enhanced through infrastructure improvements that are complementary to the Water Project.  While any additional well-field development for agricultural use would be financed by our agricultural partners as provided under our agricultural lease arrangements, we retained a call feature that allows us, at any time in the initial 20 years, to acquire the well-field and integrate any new agricultural well-field infrastructure developed into the Water Project's facilities.

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

Land Conservation Bank

 Approximately 7,500 acres of our properties outside of the Cadiz/Fenner Valley area in the Piute Valley are located within terrain designated by the federal government as Critical Desert Tortoise Habitat and/or Desert Wilderness Areas and offer limited development opportunities.  In February 2015, the California Department of Fish and Wildlife approved our establishment of the Fenner Valley Desert Tortoise Conservation Bank ("Fenner Bank"), a land conservation bank that makes available these properties for mitigation of impacts to tortoise and other sensitive species that would be caused by development across the Southern California desert.  Under its enabling documents, the Fenner Bank offers credits that can be acquired by entities that must mitigate or offset impacts linked to planned development.  For example, this bank can service the mitigation requirements of renewable energy, military, residential and commercial development projects being considered throughout the desert. Credits sold by the Fenner Bank will fund our permanent preservation of the land as well as research by outside entities, including San Diego Zoo Global, into desert tortoise health and species protection.

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

Results of Operations

(a)	Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

 We have not received significant revenues from our water resource and real estate development activities to date.  Our revenues have been limited to rental income from the FVF Lease (see "Agricultural Development", above).  As a result, we have historically incurred a net loss from operations.  We had revenues of $437 thousand for the year ended December 31, 2017, and $412 thousand for the year ended December 31, 2016.  The net loss totaled $33.9 million for the year ended December 31, 2017, compared with a net loss of $26.3 million for the year ended December 31, 2016.  The higher loss in 2017 was primarily related to a $3.5 million loss on extinguishment of debt and $2.6 million in unrealized losses recorded for warrant liabilities.  The higher 2017 loss was also related to an increase in stock compensation resulting from the vesting of milestone shares earned by employees, an increase in cash bonus awards to employees, and an increase in general and administrative expense due to pre-construction engineering activities in connection with the Water Project.

 Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e., general and administrative expense) and our interest expense.  We will continue to incur non-cash expense in connection with our management and director equity incentive compensation plans.

 Revenues.  Revenue totaled $437 thousand during the year ended December 31, 2017, compared to $412 thousand during the year ended December 31, 2016.  The 2017 revenue is primarily related to rental income from the FVF Lease (see "Agricultural Development", above).

 General and Administrative Expenses.  General and administrative expenses during the year ended December 31, 2017, totaled $12.8 million compared with $9.3 million for the year ended December 31, 2016.  Non-cash compensation costs related to stock and option awards are included in general and administrative expenses.

 General and administrative expenses, exclusive of stock-based compensation costs, totaled $10.5 million for the year ended December 31, 2017, compared with $8.0 million for the year ended December 31, 2016.  The increase in general and administrative expense in 2017 was primarily due to pre-construction engineering activities in connection with the Water Project and an increase in cash bonus awards to employees.

 Compensation costs from stock and option awards for the year ended December 31, 2017, totaled $2.3 million compared with $1.3 million for the year ended December 31, 2016.  The higher 2017 expense primarily reflects the vesting of milestone shares earned by employees and consultants of the Company.

 Depreciation.  Depreciation expense totaled $274 thousand for the year ended December 31, 2017, and $292 thousand for the year ended December 31, 2016.

 Interest Expense, net.  Net interest expense totaled $17.7 million during the year ended December 31, 2017, compared to $14.9 million during 2016.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Year Ended December 31,
	2017	2016

Interest on outstanding debt	$11,279	$9,664
Unrealized losses on warrants	2,608	-
Amortization of debt discount	3,690	4,973
Amortization of deferred loan costs	193	238
Interest income	(51)	-

	$17,719	$14,875

 The interest on outstanding debt increased from $9.7 million to $11.3 million due to  compounded interest on a larger credit facility associated with our May 2017 debt refinancing.   Additionally, during the year ended December 31, 2017, the Company recorded net unrealized losses on warrants of $2.6 million, which included $3.1 million in unrealized losses related to the issuance of shares to former lenders (see Note 8 to the Consolidated Financial Statements, "Common Stock") and $508 thousand in unrealized gains related to our May 2017 debt refinancing.  (See Note 6 to the Consolidated Financial Statements, "Long-Term Debt").

 Debt Refinancings.  In May 2017, we entered into a new $60 million credit agreement ("Credit Agreement") with funds affiliated with Apollo Global Management, LLC ("Apollo") that replaced and refinanced our then existing $45 million senior secured mortgage debt ("Prior Senior Secured Debt") and provided $15 million of new senior debt to fund immediate construction related expenditures ("New Senior Secured Debt").  The New Senior Secured Debt will mature on the earliest of (a) the four year anniversary of the Closing Date, and (b) the "Springing Maturity Date", which is defined as the date which is 91 days prior to the maturity date of the 7.00% Convertible Senior Notes of Cadiz due 2020 (the "New Convertible Notes") that were issued in December 2015 and April 2016 pursuant to the New Convertible Notes Indenture as defined in the Credit Agreement, if on the 91st day preceding the maturity date of the New Convertible Notes, the 5-Day VWAP, as defined in the Credit Agreement, is less than 120% of the then applicable Conversion Rate, as defined in the New Convertible Notes Indenture, and at least $10,000,000 in original principal amount of the New Convertible Notes is outstanding ((a) or (b), as applicable, the "Maturity Date").  Interest on the New Senior Secured Debt is due quarterly on each March 31, June 30, September 30 and December 31 (each an "Interest Date") beginning on June 30, 2017.  Interest on the New Senior Secured Debt will (i) accrete to the outstanding principal amount at a rate per annum equal to 6% (the "PIK Rate") compounded quarterly on each Interest Date and (ii) accrue on the outstanding principal amount at a rate per annum equal to 2% (the "Cash Rate"). We, in our discretion, may make any quarterly interest payment in cash on the applicable Interest Date at the PIK Rate, in lieu of accretion of such interest to the principal amount at the PIK Rate.  The proceeds from the Credit Agreement were used to repay the Prior Senior Secured Debt resulting in a loss on extinguishment of $3.5 million which consisted of the write-off of unamortized debt discount, unamortized debt issuance costs and fees paid to the former lenders.  In addition, we incurred $1.5 million in legal and finders' fees which was recorded as additional debt discount and is being amortized through December 2019, which is the Springing Maturity Date as discussed above.

 In conjunction with the closing of the New Senior Secured Debt, we issued to Apollo a warrant to purchase an aggregate of 362,500 shares of our common stock ("2017 Warrant").  The Company recorded a debt discount at the time of the closing of the New Senior Secured Debt in the amount of $2.9 million which was the fair value of the 2017 Warrant issued.  The debt discount is being amortized through December 2019, which is the Springing Maturity Date as discussed above.  The fair value of the 2017 Warrant will be remeasured each reporting period, and the change in warrant value will be recorded as interest expense and an adjustment to the derivative liability.  The warrant has a five-year term and an exercise price of $14.94 per share, subject to adjustment.

(b)	Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

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

 The interest on outstanding debt increased from $8.2 million to $9.7 million due to compounded interest on the debt facilities resulting in a higher principal balance.  Amortization of debt discount increased from $1.6 million to $5.0 million primarily due to the acceleration of unamortized debt discount related to the conversion of approximately $2.8 million in original principal amount of the 2020 Notes that were issued in April 2016.

 Prior Debt Refinancings.  In April 2016, we entered into a note purchase agreement with new and existing investors (the "Investors").  Pursuant to the agreement, we issued approximately $10.0 million of our 7.00% Convertible Senior Notes due 2020 ("2020 Notes) in aggregate principal and accrued interest.  The proceeds from the issuance of the 2020 Notes (such 2020 Notes, the "New Notes"), are used for general working capital purposes.  The 2020 Notes accrue interest at 7.00% per year, with no principal or interest payments due prior to maturity on March 5, 2020.  The 2020 Notes, including original principal and accrued interest, are convertible at any time into the Company's common stock at a price of $6.75 per share, pursuant to the terms of the Indenture dated as of December 10, 2015, by and between the Company and US Bank National Association (the "Indenture"), under which the New Notes were issued.  As a result of this transaction, we recorded a debt discount in the amount of $2.0 million which is the difference between the proceeds from this transaction and the principal and accrued interest of New Notes on the day of the issuance.  In addition, based on the conversion rate of $6.75 per share, the fair value of the shares receivable on conversion exceed the $8.0 million in net proceeds; therefore, a beneficial conversion feature was recorded in the amount of $1.48 million.  This amount was recorded as additional debt discount with a corresponding amount recorded as additional paid-in capital.  Such debt discount is accreted to the redemption value of the instrument over the remaining term of the loan.  Furthermore, we incurred $400 thousand in placement agent fees which was recorded as additional debt discount and is being amortized over the remaining term of the loan.

 In November 2016, we entered into an agreement with our then senior lenders which (i) extended the maturity date of our secured senior debt from September 2017 to September 2019 and (ii) permits us to satisfy the cash interest payment obligations through the issuance of shares of the Company's common stock.  In connection with the agreement, we issued to our then senior lenders an aggregate of 357,500 shares of the Company's common stock and warrants to purchase an aggregate of 357,500 shares of its common stock ("2016 Warrants").  The Company recorded a debt discount in the amount of $3.4 million which was the fair value of the 357,500 shares issued.  Such debt discount was accreted over the remaining term of the loan.  The 2016 Warrants had a five- year term and an exercise price of $0.01 per share.  In October 2017, the Company agreed to issue an aggregate of 264,096 shares of the Company's common stock with an aggregate value of $3.3 million in connection with a Payoff Agreement the Company entered into with prior lenders on May 24, 2017.  Effective upon the delivery of the 264,096 shares, the 2016 Warrants were deemed cancelled.  The Company recorded a $3.1 million expense in 2017 for the issuance of these shares and cancellation of the warrants.  The expense is included in interest expense.  Additionally, we filed a prospectus supplement to our S-3 registration statement, number 333-214318, indicating that we were offering 800,000 shares of our common stock to satisfy the cash interest payment obligations under the Credit Agreement in an aggregate amount equal to $5,639,916.  Only 78,942 shares of the 800,000 shares offered were issued as payment of our interest obligations with an aggregate value of $866,345, prior to May 26, 2017, when we repaid in full, in cash, all amounts due under the Credit Agreement.  Therefore, because the additional 721,058 ("Unissued Shares") included in the prospectus supplement will not be issued to pay the interest due under the Credit Agreement, the offering of the Unissued Shares with an aggregate value of $4,773,571 has been terminated.

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

 The New Senior Secured Debt and the convertible notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit our ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on our ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the New Senior Secured Debt were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At December 31, 2017, we were in compliance with our debt covenants.

 Limitations on our liquidity and ability to raise capital may adversely affect us.  Sufficient liquidity is critical to meet our resource development activities.  We currently expect our cash on hand to be sufficient to meet our working capital needs for a period beyond one year from this annual report issuance date.  To the extent additional capital is required, we may increase liquidity through a variety of means, including equity or debt placements, through the lease, sale or other disposition of assets or reductions in operating costs.  Equity placements, if made, would be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon our existing stockholders.

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

 At December 31, 2017, we had no outstanding credit facilities other than the New Senior Secured Debt and the convertible notes.

 Cash Used for Operating Activities.  Cash used for operating activities totaled $10.5 million for the year ended December 31, 2017, $9.5 million for the year ended December 31, 2016, and $12.6 million for the year ended December 31, 2015.  The cash was primarily used to fund general and administrative expenses related to our water development efforts and litigation costs.

 Cash Used For Investing Activities.  Cash used for investing activities in the year ended December 31, 2017, was $1.0 million, compared with zero for the year ended December 31, 2016, and $906 thousand for the year ended December 31, 2015.  The 2017 costs consisted of engineering and design related to the development of the Water Project, and the 2015 period primarily included additional investments in well-field and environmental work related to progressing the Water Project.

 Cash Provided by (Used for) Financing Activities.  Cash provided by financing activities totaled $12.3 million for the year ended December 31, 2017, compared with cash provided by financing activities of $19.0 million for the year ended December 31, 2016, and cash used for financing activities of $42 thousand for the year ended December 31, 2015.  The 2017 results include $12.3 million of net proceeds from the issuance of long term debt.  The 2016 results include proceeds of approximately $12.0 million related to the FVF Lease (see "Agricultural Development", above), $8.0 million in net proceeds related to convertible note financing and approximately $10.5 million in proceeds from the issuance of shares under a shelf takedown offering, offset by $960 thousand in recorded debt issuance costs and a principal payment of approximately $10.6 million on the Prior Senior Secured Debt.

(b)     Outlook

 Short-Term Outlook.  Our cash resources of $13.0 million as of December 31, 2017 provide us with sufficient funds to meet our working capital needs through April 2019.  As of March 5, 2018, $1.35 million of short-term debt was removed when certain of our lenders elected to convert all principal and accrued interest under the 2018 Convertible Notes.  As we require additional working capital to fund operations, we expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities.  See "Long-Term Outlook" below.  No assurances can be given, however, as to the availability or terms of any new financing.  Additionally, our option to acquire an additional 124-mile extension of our Northern Pipeline will require a $20 million payment by December 2018.  We do not currently have the cash resources on hand to exercise this option and have engaged an investment banker to pursue alternatives that will provide the resources to allow us to exercise this option.  If we are unable to exercise this option, then our Northern Pipeline opportunities will be limited to the 96-mile segment we currently own.

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

 We are evaluating the amount of cash needed, and the manner in which such cash will be raised, on an ongoing basis.  We may meet any future cash requirements through a variety of means, including construction financing to be provided by the Apollo conditional commitment letter described above (see "Debt Refinancings" above), equity and debt placements, or through the sale or other disposition of assets.  Equity placements would be undertaken only to the extent necessary, so as to minimize the dilution effect of any such placements upon our existing stockholders.  Limitations on our liquidity and ability to raise capital may adversely affect us.  Sufficient liquidity is critical to meet our resource development activities.

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

 (2) Goodwill. As a result of a merger in May 1988 between two companies, which eventually became known as Cadiz Inc., goodwill in the amount of $7,006,000 was recorded.  Approximately $3,193,000 of this amount was amortized until the adoption of Accounting Standards Codification 350, "Intangibles – Goodwill and Other" on January 1, 2002.

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

 The Company uses a one-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any) for the Company.  This quantitative assessment is performed at least annually and compares a reporting unit's fair value to its carrying amount to determine if there is a potential impairment.  An impairment loss will be recognized for the amount by which the reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.

 (4)  Deferred Tax Assets and Valuation Allowances.  To date, the Company has not generated significant revenue from its water development programs, and it has a history of net operating losses.  As such, the Company has generated significant deferred tax assets, including large net operating loss carryforwards for federal and state income taxes for which it has recorded a full valuation allowance.  Management is currently working on water storage, water supply, and agricultural projects, including the Water Project, that are designed to generate future taxable income, although there can be no guarantee that this will occur.  If taxable income is generated in future years, some portion or all of the valuation allowance will be reversed, and an increase in net income would consequently be reported.

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

 Accounting Standards Codification Topic 718, "Compensation  – Stock Compensation"  also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation as opposed to only recognizing forfeitures and the corresponding reduction in expense as they occur.  As of December 31, 2017, all options outstanding are fully vested; therefore, there is no potential impact of forfeitures.

 (6) Valuation of Warrants.  In November 2016, the Company issued to its then senior lenders warrants to purchase an aggregate of 357,500 shares of the Company's common stock ("2016 Warrants"). The 2016 Warrants had a five-year term and an exercise price of $.01 per share.  The fair value of these warrants was determined using the Black-Scholes pricing model.  The fair value of the 2016 Warrants was remeasured each reporting period, and the change in warrant value was recorded as an adjustment to the derivative liability with unrealized gains or losses reflected in interest expense.  In October 2017, the Company agreed to issue an aggregate of 264,096 shares of the Company's common stock with an aggregate value of $3.3 million in connection with a Payoff Agreement the Company entered into with prior lenders on May 24, 2017.  Effective upon the delivery of the 264,096 shares, the 2016 Warrants were deemed cancelled.  The Company recorded a $3.1 million expense in 2017 for the issuance of these shares and cancellation of the warrants.  The expense is included in interest expense.

 In May 2017, the Company issued to its senior lenders warrants to purchase an aggregate 362,500 shares of the Company's common stock ("2017 Warrants").  The 2017 Warrants have a five-year term and an exercise price of $14.94 per share, subject to adjustment.  The 2017 Warrants are valued using a lattice model that uses unobservable inputs such as volatility and future probability of issuing new shares.  The fair value of the 2017 Warrants are remeasured each reporting period, and the change in warrant value is recorded as an adjustment to the derivative liability with unrealized gains or losses reflect in interest expense.

(d)     New Accounting Pronouncements

 See Note 2 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies".

(e)     Off Balance Sheet Arrangements

 The Company does not have any off balance sheet arrangements at this time.

(f)     Certain Known Contractual Obligations
	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
(in thousands)
Long-term debt and lease obligations	$147,440	$1,427	$69,578	$62,715	$13,720

Interest payable	105,871	1,315	14,360	14,786	75,410

Operating leases	1,467	500	667	300	-
	$254,778	$3,242	$84,605	$77,801	$89,130
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

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

 As of December 31, 2017, all of our indebtedness bore interest at fixed rates; therefore, we are not exposed to market risk from changes in interest rates on long-term debt obligations.

ITEM 8.  Financial Statements and Supplementary Data

 The information required by this item is submitted in response to Part IV below. See the Index to Consolidated Financial Statements.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 Not applicable.

ITEM 9A.  Controls and Procedures

Disclosure Controls and Procedures

 We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including Chief Executive Officer (the "Principal Executive Officer") and Chief Financial Officer (the "Principal Financial Officer") and to our Board of Directors.  Based on their evaluation as of December 31, 2017, our Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting

 Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the criteria in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.  The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

ITEM 9B.  Other Information
Termination of Offering of Common Stock

 We and Cadiz Real Estate LLC, along with MSD Credit Opportunity Master Fund, L.P., MILFAM II L.P. and WPI-Cadiz Farm CA, LLC (collectively, the "Former Senior Lenders") and Wells Fargo Bank, National Association, as agent for the Former Senior Lenders, were parties to an Amended and Restated Credit Agreement, dated as of October 30, 2013, and as subsequently amended on November 23, 2015, February 8, 2016, March 4, 2016 and April 28, 2016 (the "Credit Agreement").

 On November 29, 2016, and effective as of November 30, 2016, the parties to the Credit Agreement entered into a Fifth Amendment to the Credit Agreement (the "Fifth Amendment") for the purpose of, among other things, permitting us to elect to satisfy the cash interest payment obligations under the Credit Agreement through the issuance of shares of our common stock.

 In connection with our entry into the Fifth Amendment, we filed a prospectus supplement to our S-3 registration statement, number 333-214318, indicating that we were offering 800,000 shares of our common stock to satisfy the cash interest payment obligations under the Credit Agreement in an aggregate amount equal to $5,639,916.  Only 78,942 shares of the 800,000 shares offered were issued as payment of our interest obligations with an aggregate value of $866,345, prior to May 26, 2017, when we repaid in full, in cash, all amounts due under the Credit Agreement.  Therefore, because the additional 721,058 ("Unissued Shares") included in the prospectus supplement will not be issued to pay the interest due under the Credit Agreement, the offering of the Unissued Shares with an aggregate value of $4,773,571 has been terminated.

PART III
ITEM 10.  Directors, Executive Officers and Corporate Governance

 The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2017.

ITEM 11.  Executive Compensation

 The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2017.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

 The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2017.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

 The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2017.

ITEM 14.  Principal Accounting Fees and Services

 The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2017.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

1.	Financial Statements. See Index to Consolidated Financial Statements.

2.	Financial Statement Schedule. See Index to Consolidated Financial Statements.

3.	Exhibits.

The following exhibits are filed or incorporated by reference as part of this Form 10-K.

3.1	Cadiz Certificate of Incorporation, as amended (1)

3.2	Amendment to Cadiz Certificate of Incorporation dated November 8, 1996(2)

3.3	Amendment to Cadiz Certificate of Incorporation dated September 1, 1998(3)

3.4	Amendment to Cadiz Certificate of Incorporation dated December 15, 2003(4)

3.5	Certificate of Amendment to the Certificate of Incorporation of Cadiz Inc. effective June 10, 2016 (41)

3.6	Certificate of Elimination of Series D Preferred Stock, Series E-1 Preferred Stock and Series E-2 Preferred Stock of Cadiz Inc. dated December 15, 2003(4)

3.7	Certificate of Elimination of Series A Junior Participating Preferred Stock of Cadiz Inc., dated March 25, 2004(4)

3.8	Amended and Restated Certificate of Designations of Series F Preferred Stock of Cadiz Inc. (5)

3.9	Cadiz Bylaws, as amended (6)

3.10	Amendment to the Bylaws of Cadiz Inc. effective June 10, 2016 (40)

3.11	Second Amended and Restated Certificate of Designations of Series F Preferred Stock of Cadiz Inc. dated June 30, 2006, as corrected by Certificate of Correction dated March 14, 2007(8)

3.12	Certificate of Elimination of Series F Preferred Stock of Cadiz Inc. (as filed August 3, 2007) (9)

4.1	Form of Senior Indenture, between Cadiz Inc. and The Bank of New York Mellon Trust Company, N.A. (26)

4.2	Form of Subordinated Indenture, between Cadiz Inc. and The Bank of New York Mellon Trust Company, N.A. (26)

4.3	First Supplemental Indenture, dated as of October 30, 2013 between Cadiz Inc. and the Bank of New York Mellon Trust Company, N.A. (27)

4.4	Second Supplemental Indenture, dated as of November 23, 2015 between Cadiz Inc. and U.S. Bank National Associations (33)

4.5	Indenture, dated as of December 10, 2015 between Cadiz Inc. and U.S. Bank National Association (34)

4.6	First Supplemental Indenture, dated as of April 28, 2016, by and between Cadiz Inc. and U.S. Bank National Association (39)

4.7	Form of Senior Indenture between Cadiz Inc. and U.S. Bank National Association (41)

4.8	Form of Subordinated Indenture between Cadiz Inc. and U.S. Bank National Association (41)

4.9	Warrant dated May 25, 2017 issued to Apollo Special Situations Fund, L.P. (43)

10.1	Limited Liability Company Agreement of Cadiz Real Estate LLC dated December 11, 2003(4)

10.2	Amendment No. 1, dated October 29, 2004, to Limited Liability Company Agreement of Cadiz Real Estate LLC (7)

10.3	Amendment No. 2 dated March 5, 2013, to Limited Liability Company Agreement of Cadiz Real Estate LLC (24)

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

10.5	Longitudinal Lease Agreement dated September 17, 2008 between Arizona & California Railroad Company and Cadiz Real Estate, LLC (11)

10.6	2009 Equity Incentive Plan (12)

10.7	Services and Exclusivity Agreement with Layne Christensen Company dated November 2, 2009, as amended by amendments dated January 4, 2010, January 27, 2010(13)

10.8	Form of Option Agreement with Santa Margarita Water District (14)

10.9	Form of Environmental Processing and Cost Sharing Agreement with Santa Margarita Water District (14)

10.10	Form of Environmental Processing and Cost Sharing Agreement with Three Valleys Municipal Water District (14)

10.11	Option Agreement with Golden State Water Company dated June 25, 2010(15)

10.12	Option Agreement with Suburban Water Systems dated October 4, 2010(16)

10.13	Amendment No. 3 to the Services and Exclusivity Agreement with Layne Christensen Company dated April 8, 2010(17)

10.14	Letter agreement with Scott S. Slater dated April 12, 2011(18)

10.15	Option Agreement with California Water Service Company dated December 1, 2011(19)

10.17	Form of Memorandum of Understanding by and among Cadiz Inc., County of San Bernardino and Santa Margarita Water District(20)

10.19	Water Purchase and Sale Agreement among Cadiz Inc., Cadiz Real Estate LLC, Fenner Valley Mutual Water Company and Santa Margarita Water District dated July 31, 2012(21)

10.20
Groundwater Management, Monitoring, and Mitigation Plan for the Cadiz Valley Groundwater Conservation, Recovery and Storage Project approved by the Santa Margarita Water District and the County of San Bernardino Board of Supervisors effective October 1, 2012(21)

10.21	Second Amended Option Agreement with El Paso Natural Gas Company dated December 7, 2012(22)

10.22	Revised Terms of Engagement with Brownstein Hyatt Farber and Schreck dated January 9, 2013(23)

10.23	Letter agreement with Scott Slater dated January 10, 2013(23)

10.24	Indenture among Cadiz Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of March 5, 2013(23)

10.25	Private Placement Purchase Agreement among Cadiz Inc. and Purchasers (as defined therein) dated as of March 4, 2013(23)

10.26	Exchange Agreement among Cadiz Inc. and Holders (as defined therein) dated March 4, 2013(23)

10.27	Lease Agreement, dated as of July 1, 2013, by and between Cadiz Inc. and Limoneira Company (24)

10.28	Amended and Restated Lease Agreement, dated February 3, 2015, by and between Cadiz Inc. and Limoneira Company (31)

10.29
Amended and Restated Credit Agreement, dated as of October 30, 2013, by and among Cadiz Inc. and Cadiz Real Estate LLC, as the borrowers, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent(26)

10.30
First Amendment to Amended and Restated Credit Agreement, dated as of November 23, 2015, by and among Cadiz Inc. and Cadiz Real Estate LLC, as the borrowers, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent (32)

10.31
Second Amendment to Amended and Restated Credit Agreement, dated as of February 8, 2016, by and among Cadiz Inc. and Cadiz Real Estate LLC, as the borrowers, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent (33)

10.32
Third Amendment to Amended and Restated Credit Agreement, dated as of March 4, 2016, by and among Cadiz Inc. and Cadiz Real Estate LLC, as the borrowers, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent (36)

10.33
Fourth Amendment to Amended and Restated Credit Agreement, dated as of April 28, 2016, by and among Cadiz Inc. and Cadiz Real Estate LLC, as the borrowers, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (38)

10.34
Fifth Amendment to Amended and Restated Credit Agreement, dated as of November 29, 2016, by and among Cadiz Inc. and Cadiz Real Estate LLC, as the borrowers, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (41)

10.35	Form of Note Exchange Agreement, by and between Cadiz Inc. and the convertible note holder party thereto (32)

10.36	Track Utilization Agreement dated September 16, 2013, between Arizona & California Railroad Company and Cadiz Real Estate LLC (27)

10.37	Amended and Restated Employment Agreement between Keith Brackpool and Cadiz Inc. dated June 13, 2014(28)

10.38	Amended and Restated Employment Agreement between Timothy J. Shaheen and Cadiz Inc. dated June 13, 2014(28)

10.39	Form of Securities Purchase Agreement, dated as of November 7, 2014, by and between Cadiz Inc. and the purchaser party thereto(29)

10.40	Form of Water Purchase and Sale Agreement, dated as of December 29, 2014, by and between Cadiz Inc. and San Luis Water District(30)

10.41	Lease Agreement, dated as of December 23, 2015, by and among Cadiz Real Estate LLC, Cadiz Inc. and Water Asset Management LLC (34)

10.42	Amended and Restated Lease Agreement, dated as of February 8, 2016, by and among Cadiz Real Estate LLC, Cadiz Inc. and Fenner Valley Farm, LLC (35)

10.43	Waiver Agreement under Amended and Restated Credit Agreement, dated as of March 9, 2016, by and among Cadiz Inc., Cadiz Real Estate LLC and the Required Lenders (37)

10.44	Private Placement Purchase Agreement, dated as of April 26, 2016, by and among Cadiz Inc. and the purchasers party thereto (38)

10.45	Placement Agent Agreement, dated as of April 26, 2016, by and between Cadiz Inc. and B. Riley & Co. LLC (38)

10.46	Registration Rights Agreement, dated as of April 28, 2016, by and among Cadiz Inc. and the holders party thereto (38)

10.53	Closing Share and Warrant Issuance Agreement by and between Cadiz Inc. and MSD Credit Opportunity Master Fund, L.P., dated as of November 29, 2016 (41)

10.54	Closing Share and Warrant Issuance Agreement by and between Cadiz Inc. and MILFAM II L.P., dated as of November 29, 2016 (41)

10.55	Closing Share and Warrant Issuance Agreement by and between Cadiz Inc. and WPI-Cadiz Farm CA, LLC, dated as of November 29, 2016 (41)

10.56	Form of Interest Share Issuance Agreement (41)

10.57
$60,000,000 Credit Agreement, dated as of May 1, 2017, by and among Cadiz Inc. and Cadiz Real Estate LLC as borrowers, Apollo Special Situations Fund, L.P. and the other lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent (43)

10.58
Amended and Restated Payoff Agreement and Stipulation dated as of May 24, 2017, by Cadiz Inc.,  Cadiz Real Estate LLC, MSD Credit Opportunity Master Fund, L.P., Milfam II L.P., WPI-Cadiz Farm CA, LLC and Wells Fargo Bank, National Association, as administrative agent (42)

10.59	Security Agreement made by Cadiz Inc. and Cadiz Real Estate LLC, as loan parties, in favor of Wells Fargo Bank, National Association, as Agent, dated as of May 25, 2017 (42)

10.60
Deed of Trust, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing dated as of May 25, 2017 from Cadiz Inc., Cadiz Real Estate LLC, and Octagon Partners, LLC, collectively, as Trustor to Chicago Title Company, as Trustee and Wells Fargo Bank, National Association, as Agent for the Lenders from time to time under the Credit Agreement, as Beneficiary (42)

10.61	Settlement Agreement and Release, dated as of October 2, 2017, by and among Cadiz Inc., Cadiz Real Estate LLC, MSD Master Credit Opportunity Fund, L.P., Milfam II L.P. and WPI-Cadiz Farm CA, LLC (44)

10.62	Letter Agreement, dated November 8, 2017, by and among Cadiz Inc., and Apollo Special Situations Fund. L.P. (45)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Scott Slater, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Scott Slater, Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________________________________________________________________

(1)	Previously filed as an Exhibit to our Registration Statement on Form S-1 (Registration No. 33-75642) declared effective May 16, 1994 filed on February 23, 1994
(2)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 filed on November 14, 1996
(3)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 filed on November 13, 1998

(4)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003 filed on November 2, 2004
(5)	Previously filed as an Exhibit to our Current Report on Form 8-K dated November 30, 2004 filed on December 2, 2004
(6)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed on August 13, 1999
(7)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed on March 31, 2005
(8)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 16, 2007
(9)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 6, 2007
(10)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 14, 2008
(11)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed on November 10, 2008
(12)	Previously filed as Appendix A to our definitive proxy dated November 3, 2009, and filed on November 5, 2009
(13)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 15, 2010
(14)	Previously filed as an Exhibit to our Current Report on Form 8-K dated June 23, 2010 and filed on June 24, 2010
(15)	Previously filed as an Exhibit to our Current Report on Form 8-K dated June 25, 2010 and filed on June 30, 2010
(16)	Previously filed as an Exhibit to our Current Report on Form 8-K dated October 4, 2010 and filed on October 7, 2010
(17)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 16, 2011
(18)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 9, 2011
(19)	Previously filed as an Exhibit to our Current Report on Form 8-K dated December 1, 2011, and filed on December 7, 2011
(20)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 9, 2012
(21)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 8, 2012
(22)	Previously filed as an Exhibit to our Current Report on Form 8-K dated December 7, 2012, and filed on December 12, 2012
(23)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 15, 2013
(24)	Previously filed as an Exhibit to our Current Report on Form 8-K dated July 1, 2013 and filed on July 2, 2013
(25)	Previously filed as an Exhibit to our registration statement on Form S-3 (Registration No. 333-190288) filed on July 31, 2013
(26)	Previously filed as an Exhibit to our Current Report on Form 8-K dated October 30, 2013 and filed on October 31, 2013
(27)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 8, 2013
(28)	Previously filed as an Exhibit to our Current Report on Form 8-K dated June 10, 2014 and filed on June 13, 2014

(29)	Previously filed as an Exhibit to our Current Report on Form 8-K dated November 7, 2014 and filed on November 10, 2014
(30)	Previously filed as an Exhibit to our Current Report on Form 8-K dated December 19, 2014 and filed on December 22, 2014
(31)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on March 9, 2015
(32)	Previously filed as an Exhibit to our Current Report on Form 8-K dated November 23, 2015 and filed on November 30, 2015
(33)	Previously filed as an Exhibit to our Current Report on Form 8-K dated December 10, 2015 and filed on December 16, 2015
(34)	Previously filed as an Exhibit to our Current Report on Form 8-K dated December 23, 2015 and filed on December 30, 2015
(35)	Previously filed as an Exhibit to our Current Report on Form 8-K dated February 8, 2016 and filed on February 12, 2016
(36)	Previously filed as an Exhibit to our Current Report on Form 8-K dated March 4, 2016 and filed on March 10, 2016
(37)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 14, 2016
(38)	Previously filed as an Exhibit to our Current Report on Form 8-K dated April 26, 2016 and filed on April 29, 2016
(39)	Previously filed as an Exhibit to our Current Report on Form 8-K dated June 9, 2016 and filed on June 14, 2016
(40)	Previously filed as an Exhibit to our registration statement on Form S-3 (Registration No. 333-214318) filed on October 28, 2016
(41)	Previously filed as an Exhibit to our Current Report on Form 8-K dated November 29, 2016 and filed on December 1, 2016
(42)	Previously filed as an Exhibit to our Current Report on form 8-K dated May 24, 2017 and filed on May 26, 2017
(43)	Previously filed as an Exhibit to our Current Report on Form 8-K dated May 1, 2017 and filed on May 2, 2017
(44)	Previously filed as an Exhibit to our Current Report on Form 8-K dated October 2, 2017 and filed on October 3, 2017
(45)	Previously filed as an Exhibit to our Quarter Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 8, 2017

 ITEM 16.  Form 10-K Summary

 None.

Cadiz Inc.

CADIZ INC. CONSOLIDATED FINANCIAL STATEMENTS

(Schedules other than those listed above have been omitted since they are either not required, inapplicable, or the required information is included on the financial statements or notes thereto.)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cadiz Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

 We have audited the accompanying consolidated balance sheets of Cadiz Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders' deficit for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements").  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

 As discussed in Note 2 to the consolidated financial statements, the Company changed its method for testing goodwill for impairment as a result of the early adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2017-04, "Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment," on September 30, 2017.

Basis for Opinions

 The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

 We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

 Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 14, 2018

We have served as the Company's auditor since at least 1995.  We have not determined the specific year we began serving as auditor of the Company.

Cadiz Inc.

Consolidated Statements of Operations And Comprehensive Loss
	Year Ended December 31,
(In thousands, except per share data)	2017	2016	2015

Total revenues (rental income)	$437	$412	$304

Costs and expenses:
Cost of sales (exclusive of depreciation shown below)	-	-	334
General and administrative	12,803	9,330	13,709
Depreciation	274	292	270

Total costs and expenses	13,077	9,622	14,313

Operating loss	(12,640)	(9,210)	(14,009)

Interest expense, net	(17,719)	(14,875)	(10,070)
Loss on extinguishment of debt and debt refinancing	(3,501)	(2,250)	-
Other income, net	-	-	70
Loss before income taxes	(33,860)	(26,335)	(24,009)

Income tax expense	4	4	4

Net loss and comprehensive loss	$(33,864)	$(26,339)	$(24,013)

Basic and diluted net loss per share	$(1.50)	$(1.41)	$(1.35)

Weighted-average shares outstanding	22,535	18,719	17,782

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Balance Sheets

	December 31,
($ in thousands, except per share data)	2017	2016

ASSETS

Current assets:
Cash and cash equivalents	$13,030	$12,172
Accounts receivable	36	39
Prepaid expenses and other	411	3,391
Total current assets	13,477	15,602

Property, plant, equipment and water programs, net	45,269	44,182
Goodwill	3,813	3,813
Other assets	3,946	3,502

Total assets	$66,505	$67,099

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$411	$439
Accrued liabilities	2,281	3,953
Current portion of long term debt	1,408	170
Warrant liabilities	2,387	-

Total current liabilities	6,487	4,562

Long-term debt	123,768	102,374
Long-term lease obligations with related party, net Deferred revenue	13,276 750	12,287 750
Other long-term liabilities	923	1,443

Total liabilities	145,204	121,416

Commitments and contingencies (Note 11)

Stockholders' deficit:
Common stock - $0.01 par value; 70,000,000 shares
authorized; shares issued and outstanding: 22,987,434 at December 31, 2017, and 21,768,864 at December 31, 2016	230	218

Additional paid-in capital	364,806	355,336
Accumulated deficit	(443,735)	(409,871)
Total stockholders' deficit	(78,699)	(54,317)

Total liabilities and stockholders' deficit	$66,505	$67,099

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2017	2016	2015

Cash flows from operating activities:
Net loss	$(33,864)	$(26,339)	$(24,013)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation	274	292	270
Increase in warrant liabilities	2,608	-	-
Amortization of deferred loan costs	193	238	198
Amortization of debt discount	3,644	3,739	1,635
Interest expense added to loan principal	9,269	7,636	8,237
Interest added to lease liability	964	755	-
Loss on debt conversion	58	1,234	-
Loss on early extinguishment of debt and debt refinancing	3,501	2,250	-
Compensation charge for stock awards and share options	2,304	1,296	1,116
Changes in operating assets and liabilities:
Decrease in accounts receivable	3	148	52
Decrease (increase) in prepaid expenses and other	2,980	(3,082)	37
Increase in other assets	(444)	(185)	(186)
(Decrease) increase in accounts payable	(79)	130	9
(Decrease) increase in accrued liabilities	(1,877)	2,374	77

Net cash used for operating activities	(10,466)	(9,514)	(12,568)

Cash flows from investing activities:
Additions to property, plant and equipment	(1,006)	-	(906)

Net cash used for investing activities	(1,006)	-	(906)

Cash flows from financing activities:
Net proceeds from issuance of common stock	-	10,510	-
Up-front payment related to lease liability	-	12,000	-
Net proceeds from issuance of long-term debt	57,253	8,000	-
Debt issuance costs	-	(960)	-
Principal payments on long-term debt	(44,923)	(10,554)	(42)

Net cash provided by (used for) financing activities	12,330	18,996	(42)

Net increase (decrease) in cash and cash equivalents	858	9,482	(13,516)

Cash and cash equivalents, beginning of period	12,172	2,690	16,206

Cash and cash equivalents, end of period	$13,030	$12,172	$2,690

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Stockholders' Deficit

			Additional		Total
($ in thousands)	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2014	17,681,274	$177	$319,604	$(359,519)	$(39,738)

Issuance of shares pursuant to bond conversion	126,633	1	1,005	-	1,006
Convertible term loan conversion option	-	-	5,139	-	5,139
Stock compensation expense	68,109	1	1,107	-	1,108
Net Loss	-	-	-	(24,013)	(24,013)
Balance as of December 31, 2015	17,876,016	179	326,855	(383,532)	(56,498)
Issuance of shares to lenders	1,128,257	11	6,075	-	6,086
Issuance of shares pursuant to shelf takedown	1,150,000	12	10,498	-	10,510
Issuance of stock pursuant to bond conversion	1,406,723	14	9,566	-	9,580
Beneficial conversion feature	-	-	1,482	-	1,482
Stock compensation expense	207,868	2	860	-	862
Net Loss	-	-	-	(26,339)	(26,339)
Balance as of December 31, 2016	21,768,864	218	355,336	(409,871)	(54,317)

Issuance of shares to lenders	293,802	3	3,731	-	3,734
Issuance of stock pursuant to bond
Conversion	413,335	4	2,821	-	2,825
Stock compensation expense	511,433	5	2,918	-	2,923
Net Loss	-	-	-	(33,864)	(33,864)
Balance as of December 31, 2017	22,987,434	$230	$364,806	$(443,735)	$(78,699)

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

 The Company has been primarily focused on the development of the Cadiz Valley Water Conservation, Recovery and Storage Project ("Water Project" or "Project"), which will capture and conserve millions of acre-feet of native groundwater currently being lost to evaporation from the aquifer system beneath the Company's 34,500-acre property in the Cadiz and Fenner valleys of eastern San Bernardino County (the "Cadiz/Fenner Property"), and deliver it to water providers throughout Southern California.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

 The Consolidated Financial Statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $33.9 million, $26.3 million and $24.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.  The Company had working capital of $7.0 million at December 31, 2017, and used cash in operations of $10.5 million for the year ended December 31, 2017.  Cash requirements during the year ended December 31, 2017 primarily reflect certain administrative costs related to the Company's water project development efforts.  Currently, the Company's sole focus is the development of its land and water assets.

 In May 2017, the Company entered into a new $60 million credit agreement ("Credit Agreement") with funds affiliated with Apollo Global Management, LLC ("Apollo") that replaced and refinanced its then existing $45 million senior secured mortgage debt ("Prior Senior Secured Debt") and provided $15 million of new senior debt to fund immediate construction related expenditures ("New Senior Secured Debt").  The Company's New Senior Secured Debt and its convertible notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company's ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on the Company's ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the New Senior Secured Debt were negotiated by the parties with a view towards the Company's operating and financial condition as it existed at the time the agreements were executed.  At December 31, 2017, the Company was in compliance with its debt covenants.

 The Company's cash resources provide the Company with sufficient funds to meet its working capital needs for a period beyond one year from this annual report issuance date.  The Company may meet working capital requirements beyond this period through a variety of means, including construction financing, equity or debt placements, through the sale or other disposition of assets or reductions in operating costs.  Equity placements may be made using our existing shelf registration.  Equity placements, if made, would be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon the Company's existing stockholders.

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

Revenue Recognition

 The Company recognizes rental income through its lease with Fenner Valley Farms LLC.

Stock-Based Compensation

 General and administrative expenses include $2.3 million, $1.3 million and $1.1 million of stock-based compensation expenses in the years ended December 31, 2017, 2016 and 2015, respectively.

 The Company applies the Black-Scholes valuation model in determining the fair value of options granted to employees and consultants.  For employees, the fair value is then charged to expense on the straight-line basis over the requisite service period.  For consultants, the fair value is remeasured at each reporting period and recorded as a liability until the award is settled.

 Accounting Standards Codification Topic 718, "Compensation – Stock Compensation" ("Topic 718") also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation as opposed to only recognizing forfeitures and the corresponding reduction in expense as they occur.  As of December 31, 2017, all options outstanding are fully vested; therefore, there is no potential impact of forfeitures. The Company is in a tax loss carryforward position and is not expected to realize a benefit from any additional compensation expense recognized under Topic 718.  See Note 7, "Income Taxes".

Net Loss Per Common Share

 Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding.  Options, deferred stock units, warrants, and the zero coupon term loan convertible into or exercisable for certain shares of the Company's common stock were not considered in the computation of net loss per share because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 10,894,000 shares, 11,070,000 shares and 8,453,000 shares for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Goodwill and Other Assets

As a result of a merger in May 1988 between two companies which eventually became known as Cadiz Inc., goodwill in the amount of $7,006,000 was recorded.  Approximately $3,193,000 of this amount was amortized prior to the adoption of Accounting Standards Codification 350, "Intangibles – Goodwill and Other" ("ASC 350") on January 1, 2002.  Since the adoption of ASC 350, there have been no goodwill impairments recorded.  The Cadiz reporting unit to which $3.8 million of goodwill is allocated had a negative carrying amount on December 31, 2017, 2016 and 2015.

 Deferred loan costs represent costs incurred to obtain debt financing.  Such costs are amortized over the life of the related loan using the interest method.  At December 31, 2017, the deferred loan fees relate to the corporate term loan, as described in Note 6, "Long-Term Debt".

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

 The Company uses a one-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any) for the Company.  This quantitative assessment is performed at least annually in the fourth quarter and compares a reporting unit's fair value to its carrying amount to determine if there is a potential impairment.  An impairment loss will be recognized for the amount by which the reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.

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

Fair Value of Financial Instruments

 Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable.  Financial liabilities with carrying values approximating fair value include accounts payable and accrued liabilities due to their short-term nature.  The carrying value of the Company's secured debt approximates fair value, based on interest rates available to the Company for debt with similar terms.  The fair value of the Company's convertible debt exceeds its carrying value due to the increased value of its conversion feature, which is determined using the Black-Scholes model.  See Note 6, "Long-Term Debt", for discussion of fair value of debt.

Supplemental Cash Flow Information

 Under the terms of the Prior Senior Secured Debt, the Company was required to pay 50% of all quarterly interest payments in cash or stock on the Prior Senior Secured Debt, rather than in accretion to principal.  Under the terms of the New Senior Secured Debt, the Company is required to pay 25% of all future quarterly interest payments in cash.  During the year ended December 31, 2017, approximately $748 thousand in interest payments on corporate debt was paid in cash, and approximately $433 thousand in interest payments on the corporate secured debt was paid in stock.  As a result of the interest payments paid in stock, 29,706 shares of common stock were issued to the lenders.  No other payments are due on the corporate secured debt or convertible notes prior to their maturities.

 In connection with the New Senior Secured Debt, the Company issued a warrant to purchase an aggregate of 362,500 shares of its common stock ("2017 Warrant").  The Company recorded a debt discount at the time of the closing of the New Senior Secured Debt in the amount of $2.9 million which was the fair value of the 2017 Warrant issued.  The fair value of the 2017 Warrant is remeasured each reporting period, and the change in warrant value is recorded as an adjustment to the derivative liability and interest expense.

 During the year ended December 31, 2017, approximately $2.93 million in convertible notes were converted by certain of the Company's lenders.  As a result, 413,335 shares of common stock were issued to the lenders.

 Cash payments for income taxes were $4,000 for each of the years ended December 31, 2017, 2016, and 2015.

Recent Accounting Pronouncements

Accounting Guidance Not Yet Adopted

 In February 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update related to lease accounting including enhanced disclosures.  Under the new standard, a lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified assets for a period of time in exchange for consideration.  Lessees will classify leases with a term of more than one year as either operating or finance leases and will need to recognize a right-of-use asset and a lease liability.  The liability will be equal to the present value of lease payments.  The asset will be based on the liability, subject to adjustment, such as for initial direct costs. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern.  This guidance is effective January 1, 2019, but early adoption is permitted. The Company is currently evaluating this new guidance and cannot determine the impact of this standard at this time.

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

 In May 2017, the FASB issued an accounting standards update which clarifies which changes to terms or conditions of a share-based payment award require an entity to apply modification accounting, in accordance with Topic 718.  An entity should account for the effect of a modification unless all of the following are met:

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

 In May 2014, the FASB issued an accounting standards update on revenue recognition including enhanced disclosures.  Under the new standard, revenue is recognized when (or as) a good or service is transferred to the customer and the customer obtains control of the good or service.  On July 9, 2015, the FASB approved a one-year deferral, updating the effective date to January 1, 2018.  The Company adopted this guidance on January 1, 2018, and the new standard did not have a material impact on the Company's consolidated financial statements.

NOTE 3 – PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

 Property, plant, equipment and water programs consist of the following (dollars in thousands):

	December 31,
	2017	2016

Land and land improvements	$24,781	$24,781
Water programs	22,595	21,324
Buildings	1,572	1,572
Leasehold improvements	570	570
Furniture and fixtures	461	461
Machinery and equipment	1,337	1,313
Construction in progress	123	112
	51,439	50,133
Less accumulated depreciation	(6,170)	(5,951)

	$45,269	$44,182

NOTE 4 – OTHER ASSETS

 Other assets consist of the following (dollars in thousands):

	December 31,
	2017	2016

Prepaid rent	$3,554	$3,369
Security deposits	392	133
	$3,946	$3,502

 Prepaid rent primarily consists of fees incurred to obtain the right-of-way for the Water Project.  Amortization of prepaid rent was approximately $115,000, $115,000 and $115,000 in 2017, 2016 and 2015, respectively.

NOTE 5 – ACCRUED LIABILITIES

 At December 31, 2017 and 2016, accrued liabilities consist of the following (dollars in thousands):

	December 31,
	2017	2016

Payroll, bonus, and benefits	$1,204	$317
Legal and consulting	550	167
Stock-based compensation	71	171
Litigation settlement	-	3,000
Other accrued expenses	456	298
	$2,281	$3,953

NOTE 6 – LONG-TERM DEBT AND LEASE OBLIGATION

 At December 31, 2017 and 2016, the carrying amount of the Company's outstanding debt is summarized as follows (dollars in thousands):

	December 31,
	2017	2016

New Senior secured debt due March 25, 2021 Interest accrues at 8% per annum	$62,701	$-
Prior Senior secured debt due September 28, 2019 Interest accrues at 8% per annum	-	43,550
Convertible note instrument due March 5, 2018 Interest accrues at 7% per annum (1)	1,371	2,154
Convertible note instrument due March 5, 2020 Interest accrues at 7% per annum	69,488	66,800
Lease Obligation	13,720	12,755
Other loans	160	144
Debt discount and debt issuance costs, net of accumulated accretion	(8,988)	(10,572)
	138,452	114,831

Less current portion	1,408	170

	$137,044	$114,661

(1)	As of March 5, 2018, all convertible notes due on March 5, 2018 were converted by certain of the Company's lenders.

 The carrying value of the Company's secured debt approximates fair value.  The fair value of the Company's secured debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company by its lenders for similar debt instruments of comparable maturities by its lenders.

 The fair value of the Company's convertible debt exceeds its carrying value of approximately $71.0 million, which includes accreted interest, by approximately $57.2 million due to the increased value of its conversion feature.  The conversion feature's fair value increases as the Company's common stock price increases.  The fair value of the conversion feature (Level 3) is determined using the Black-Scholes model.  Significant inputs to the model were the conversion price ($6.75 to $8.05), the number of shares of common stock that could be acquired upon conversion as of December 31, 2017, the Company's stock price as of December 31, 2017 of $14.25 and stock volatility of 51%, which was determined using our publicly-traded stock price over the last two years.

 Pursuant to the Company's loan agreements, annual maturities of long-term debt outstanding on December 31, 2017, are as follows:

Year Ending December 31	($ in thousands)

2018	$1,426
2019	59
2020	69,634
2021	62,239
2022+	13,720
$147,078

Credit Agreement

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

 In conjunction with the closing of the New Senior Secured Debt, the Company issued to Apollo a warrant to purchase an aggregate 362,500 shares of its common stock ("2017 Warrant").  The Company recorded a debt discount at the time of the closing of the New Senior Secured Debt in the amount of $2.9 million which is the fair value of the 2017 Warrant issued.  The debt discount is being amortized through December 2019, which is the Springing Maturity Date as discussed above.  The fair value of the 2017 Warrant will be remeasured each reporting period, and the change in warrant value will be recorded as an adjustment to the derivative liability.  The warrant has a five-year term and an exercise price of $14.94 per share, subject to adjustment.

 Total unrealized losses of $2.6 million for warrant liabilities accounted for as derivatives have been recorded in interest expense in the year ended December 31, 2017.

Convertible Notes

 On April 26, 2016, the Company entered into a note purchase agreement with new and existing investors (the "Investors"), pursuant to which the Company issued approximately $10.0 million of its 7.00% Convertible Senior Notes due 2020 ("2020 Notes)in aggregate principal and accrued interest.  The proceeds from the issuance of the 2020 Notes to the Investors (such 2020 Notes, the "New Notes"), approximately $8.0 million before fees and expenses, were used for general working capital purposes.

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

    The Company's New Senior Secured Debt and its convertible notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company's ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on the Company's ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the New Senior Secured Debt were negotiated by the parties with a view towards the Company's operating and financial condition as it existed at the time the agreements were executed.  At December 31, 2017, the Company was in compliance with its debt covenants.

Lease Obligation

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

NOTE 7 – INCOME TAXES

 Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available carryforwards.  Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows (dollars in thousands):

	December 31,
	2017	2016

Deferred tax assets:
Net operating losses	$59,551	$74,195
Fixed asset basis difference	4,559	10,662
Contributions carryover	4	5
Deferred compensation	1,352	2,375
Accrued liabilities	971	389

Total deferred tax assets	66,437	87,626

Valuation allowance for deferred tax assets	(66,437)	(87,626)

Net deferred tax asset	$-	$-

 The valuation allowance decreased $21,189,000 and increased $7,121,000 in 2017 and 2016, respectively.  The change in deferred tax assets resulted from current year net operating losses and changes to future tax deductions resulting from terms of stock compensation plans, fixed assets, and accrued liabilities.  The 2017 change in deferred tax assets was impacted significantly by the passage of the Tax Cuts and Jobs Act ("TCJA") enacted in the United States on December 22, 2017.  One of the effects of the TCJA is to reduce the effective federal corporate tax rate to 21%, effective January 1, 2018.  The 2017 deferred tax assets above take into account a remeasurement to the new federal tax rate.  The effect to the Company of this new legislation resulted in a reduction in federal deferred tax assets (prior to valuation allowance) of approximately $30,675,000.  This provision includes a reasonable estimate of the impact of the TCJA on our tax provision following the guidance of SEC Staff Accounting Bulletin No. 118.

 As of December 31, 2017, the Company had net operating loss (NOL) carryforwards of approximately $286.3 million for federal income tax purposes and $166.3 million for California income tax purposes.  Such carryforwards expire in varying amounts through the year 2036.  Use of the carryforward amounts is subject to an annual limitation as a result of a previous ownership change.

 As of December 31, 2017, the Company possessed unrecognized tax benefits totaling approximately $2.8 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these tax assets.

 The Company's tax years 2014 through 2017 remain subject to examination by the Internal Revenue Service, and tax years 2013 through 2017 remain subject to examination by California tax jurisdictions.  In addition, the Company's loss carryforward amounts are generally subject to examination and adjustment for a period of three years for federal tax purposes and four years for California purposes, beginning when such carryovers are utilized to reduce taxes in a future tax year.

 A reconciliation of the income tax benefit to the statutory federal income tax rate is as follows (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015

Expected federal income tax benefit at 34%	$(11,477)	$(8,955)	$(8,163)
Loss with no tax benefit provided	8,156	6,918	7,389
State income tax	4	4	4
Non-deductible expenses and other	3,321	2,037	774

Income tax expense	$4	$4	$4

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

 The first of the four milestones was satisfied in January 2013, and at that time, the Company recorded a stock compensation expense for the first 100,000 shares earned.  In May 2016, the second milestone was earned when a three-judge Appellate judge panel unanimously sustained the six trial court decisions and validated the Project's environmental review and approvals.  As a result, the Company accrued and recognized stock compensation in 2016 in the amount of $520,000 for the second of the four milestones.  Because the shares were payable three years from the date earned, the fair value of these shares was measured by applying a discount which was determined by using the Finnerty model for discounts for lack of marketability.  In December 2017, the Company eliminated the holding period for these shares which required the Company to re-measure the award at the time the shares were issued.  The Company recognized additional stock compensation during the fourth quarter of 2017 in the amount of $171,000 to reflect the issuance of these shares. Additionally, the Company incurred direct expenses to Brownstein associated with the Water Project of approximately $1.8 million and $1.1 million in 2017 and 2016, respectively.

 On October 2, 2017, the Company agreed to issue an aggregate of 264,096 shares (the "Shares") of the Company's common stock with an aggregate value of $3.3 million in connection with a Payoff Agreement the Company entered into with prior lenders on May 24, 2017.  Effective upon the delivery of the Shares, outstanding warrants registered in the name of the prior lenders (the "2016 Warrants"), pursuant to which the prior lenders had a right to purchase up to 357,500 shares of the Company's common stock, were cancelled.  The Company recorded a $3.1 million expense in 2017 for the issuance of these shares and cancellation of the warrants.  The expense is included in interest expense.

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

2014 Equity Incentive Plan

 The 2014 Equity Incentive Plan was approved by stockholders at the June 10, 2014 Annual Meeting.  The plan provides for the grant and issuance of up to 675,000 shares and options to the Company's employees, directors and consultants.  Upon approval of the 2014 Equity Incentive Plan, all shares of common stock that remained available for award under the 2009 Equity Incentive Plan were cancelled.  Following registration of the 2014 Plan on Form S-8, the Company entered into revised employment agreements with certain senior management that provided for the issuance of up to 162,500 Restricted Stock Units ("RSU's") during the period July 1, 2014 through December 31, 2016, and the issuance of up to 200,000 RSU's in connection with obtaining construction financing for the Water Project ("Milestone RSUs").  The Milestone RSUs vested in June 2017, and the Company recorded stock compensation expense of $1.7 million during the year ended December 31, 2017, to reflect the issuance of these shares.

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

 All options that have been issued under the above plans have been issued to officers, employees and consultants of the Company.  In total, options to purchase 507,500 shares were unexercised and outstanding on December 31, 2017, under the 2009 and 2014 equity incentive plans.

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

 The Company recognized no stock-option-related compensation costs for the years ended December 31, 2015, 2016 and 2017 relating to these options.  No stock options were exercised during 2017.

 No options were granted in 2017, 2016 and 2015.  A summary of option activity under the plans as of December 31, 2017, and changes during the years ended December 31, 2016 and 2015 are presented below:

				Average	Aggregate
			Weighted-	Remaining	Intrinsic
			Average	Contractual	Value
	Shares		Exercise Price	Term	($000's)

Outstanding at January 1, 2015	822,500		$11.82	3.4	$7,181
Granted	-		$-
Forfeited, Expired or canceled	(315,000)		$12.09	-	$3,247
Exercised	-		$-

Outstanding at December 31, 2015	507,500		$11.66	4.3	$3,934
Granted	-		$-
Forfeited, Expired or canceled	-		$-
Exercised	-		$-

Outstanding at December 31, 2016	507,500		$11.66	3.3	$3,934
Granted	-		$-
Forfeited, Expired or canceled	-		$-
Exercised	-		$-

Outstanding at December 31, 2017	507,500	(a)	$11.66	2.3	$3,394

Options exercisable at December 31, 2017	507,500		$11.66	2.3	$3,394

Weighted-average years of remaining contractual life of options outstanding ad December 31, 2017	2.3

(a)	Exercise prices vary from $9.88 to $12.51, and expiration dates vary from January 2020 to December 2021.

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

 Of the total 675,000 shares reserved under the 2014 Equity Incentive Plan, 605,948 shares have been awarded to the Company's directors, consultants and employees.  Of the 605,948 shares awarded, 8,694 shares were awarded for service during the plan year ended June 30, 2017, became effective on that date and vested on January 31, 2018.

 The accompanying consolidated statements of operations and comprehensive loss include approximately $2,303,000, $1,296,000 and $1,116,000 of stock-based compensation expense related to stock awards in the years ended December 31, 2017, 2016 and 2015, respectively.

 A summary of stock awards activity under the plans during the years ended December 31, 2017 and 2016 is presented below:

		Weighted-
		Average
		Grant-date
	Shares	Fair Value

Nonvested at December 31, 2015	76,850	$8.54
Granted	84,383	$7.23
Forfeited or canceled	-	$-
Vested	(143,868)	$8.11

Nonvested at December 31, 2016	17,365	$5.76
Granted	231,762	$22
Forfeited or canceled	-	$-
Vested	(240,433)	$12.66

Nonvested at December 31, 2017	8,694	$13.81

NOTE 10 – SEGMENT INFORMATION

 The primary business of the Company is to acquire and develop land and water resources.  As a result, the Company's financial results are reported in a single segment.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

 The Company leases equipment and office facilities under operating leases that expire through April 2019.  Aggregate rental expense under all operating leases was approximately $224,000, $157,000 and $207,000 in the years ended December 31, 2017, 2016 and 2015, respectively.  At December 31, 2017, the future minimum rental commitments under existing non-cancelable operating leases totaled $267,000.

 In the normal course of its agricultural operations, the Company handles, stores, transports and dispenses products identified as hazardous materials.  Regulatory agencies periodically conduct inspections and, currently, there are no pending claims with respect to hazardous materials.

 The Company entered into a Services and Exclusivity Agreement with Layne Christensen Company ("Layne") on November 2009.  The agreement provides that the Company will contract exclusively with Layne for certain water related services, including drilling of boreholes, drilling of monitoring wells, completion of test wells, completion of production wells, and completion of aquifer, storage and recovery wells.  In exchange for the Services and Exclusivity Agreement, Layne has agreed to forego $923,000 for work performed.  This amount continues to be recorded as an other long-term liability as of December 31, 2017, and will be credited toward future work performed during the construction phase of the Water Project.

 Pursuant to cost-sharing agreements that have been entered into by participants in the Company's Water Project, $750,000 in funds has offset costs incurred in the environmental analysis of the Water Project.  These funds may either be reimbursed or credited to participants participation in the Water Project and, accordingly, are fully reflected as deferred revenue as of December 31, 2017.

 There are no other material legal proceedings pending to which the Company is a party or of which any of the Company's property is the subject.

NOTE 12 – FAIR VALUE MEASUREMENTS

 The following table presents information about warrant liabilities that are measured at fair value on a recurring basis as of December 31, 2017, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.
	Investments at Fair Value as of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total

Warrant liabilities	-	-	(2,387)	(2,387)
Total warrant liabilities	$-	$-	$(2,387)	$(2,387)

     The following table presents a reconciliation of Level 3 activity for the year ended December 31, 2017:

Level 3 Liabilities
(in thousands)	Warrant Liabilities

Balance at January 1, 2017	$-
New warrants issued	3,080
Unrealized losses, net	2,608
Settlement of warrants	(3,301)
Balance at December 31 ,2017	$2,387

 The 2017 Warrants are Level 3 liabilities and are valued using a lattice model that uses unobservable inputs such as volatility and future probability of issuing new shares.

NOTE 13 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands, except per share data)
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017

Revenues	$108	$108	$111	$110
Gross profit	108	108	111	110
Operating loss	(4,113)	(2,105)	(2,414)	(4,008)
Net loss	(7,227)	(13,570)	(5,992)	(7,075)
Basic and diluted net loss per common share	$(0.33)	$(0.60)	$(0.26)	$(0.31)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016

Revenues	$75	$108	$120	$109
Gross profit (loss)	75	108	120	109)
Operating loss	(2,353)	(2,606)	(1,930)	(2,321)
Net loss	(8,795)	(5,645)	(5,175)	(6,724)
Basic and diluted net loss per common share	$(0.49)	(0.31)	$(0.28)	$(0.34)

Cadiz Inc.

Schedule II - Valuation and Qualifying Accounts

For the years ended December 31, 2017, 2016 and 2015 ($ in thousands)

	Balance at	Additions Charged to		Impact of	Balance
	Beginning	Costs and	Other	Tax Cuts	at End
Year ended December 31, 2017	of Period	Expenses	Accounts	and Jobs Act	of Period

Deferred tax asset valuation allowance	$87,626	$9,486	$-	$(30,675)	$66,437

Year ended December 31, 2016

Deferred tax asset valuation allowance	$80,505	$7,121	$-	$-	$87,626

Year ended December 31, 2015

Deferred tax asset valuation allowance	$71,939	$8,566	$-	$-	$80,505

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CADIZ INC.

By:	/s/ Scott Slater
Scott Slater,
Chief Executive Officer

Date:	March 14, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name and Position	Date

/s/ Keith Brackpool	March 14, 2018
Keith Brackpool, Chairman

/s/ Scott Slater	March 14, 2018
Scott Slater, Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Timothy J. Shaheen	March 14, 2018
Timothy J. Shaheen, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

/s/ Geoffrey Grant	March 14, 2018
Geoffrey Grant, Director

/s/ Winston H. Hickox	March 14, 2018
Winston H. Hickox, Director

/s/ Murray H. Hutchison	March 14, 2018
Murray H. Hutchison, Director

/s/ Raymond J. Pacini	March 14, 2018
Raymond J. Pacini, Director

/s/ Stephen E. Courter	March 14, 2018
Stephen E. Courter, Director

/s/ Richard Nevins Richard Nevins, Director	March 14, 2018