Form 10-K/A
period 2017-12-31
CADIZ INC
filed 2018-04-27
CIK 727273

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

As of April 23, 2018, the Registrant had 23,220,266 shares of common stock outstanding.

Documents Incorporated by Reference

None.

Cadiz Inc.

i

EXPLANATORY NOTE

 Cadiz, Inc. (the "Company," "we," "us," or "our") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to amend our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 14, 2018 ("Original 10-K").

 This Amendment is being filed to amend the Original 10-K to include the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K and to update certain information on the cover page. The Company is also updating its list of exhibits in Item 15 of this report to include the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934 required to be filed with this Amendment.  Except for the addition of the Part III information, the updates to the cover page, and the filing of related certifications, no other changes have been made to the Original 10-K.  This Amendment does not reflect events occurring after the filing of the Original 10-K or modify or update those disclosures affected by subsequent events.  Accordingly, this Amendment should be read in conjunction with the Original 10-K, as well as with our other filings with the Securities and Exchange Commission.
ii

PART III
ITEM 10.     Directors, Executive Officers and Corporate Governance

 Our Board of Directors currently consists of nine directors.  Set forth below is certain biographical information, the present occupation and the business experience for the past five years or more of each director.  We have no executive officer who is not also a director.

Nominees for Director:

Name	Age	Position with Cadiz

Keith Brackpool	60	Chairman of the Board

Stephen E. Courter	63	Director

Geoffrey Grant	57	Director

Winston H. Hickox	75	Director

Murray H. Hutchison	79	Director

Raymond J. Pacini	62	Director

Richard Nevins	70	Director

Timothy J. Shaheen	58	Director, Chief Financial Officer and Secretary

Scott S. Slater	60	Director, President and Chief Executive Officer

 Keith Brackpool is a co-founder of the Company and Chairman of the Company's Board of Directors, a position he has held since 2001.  Mr. Brackpool was appointed to the Board of Directors in 1986.  Mr. Brackpool served as President of the Company from December 1991 until April 2011.  Mr. Brackpool also served as Chief Executive Officer of the Company from December 1991 until January  2013.  Mr. Brackpool is also currently a principal of 1334 Partners L.P., a partnership that owns commercial real estate in California.  Mr. Brackpool has extensive experience in California public policy and, most recently, served on the California Horse Racing Board (CHRB) from September 2009 – January 2013, including a term as Chairman from 2010 – 2013.  Previously, Mr. Brackpool was co-chair of California Governor Gray Davis' Agriculture and Water Transition Task Force and the Commission on Building for the 21st Century, a diverse panel that developed long-term policy proposals to meet the state's future water, housing, technology and transportation needs.  Earlier in his career, Mr. Brackpool served as director and chief executive officer of North American Operations for Albert Fisher Group, a multi-billion dollar food company.

 Stephen E. Courter was appointed a director of the Company effective October 9, 2008.  Mr. Courter was originally appointed to the Board as a designee of LC Capital Master Fund for a term expiring at the 2009 annual meeting of stockholders.  Mr. Courter is currently on the faculty of the McCombs School of Business, University of Texas at Austin  where he teaches MBA courses in strategy and new venture creation.   He also serves as a director of Mobi Corporation, an information technology firm, and Upland Software, a business process software company.  Mr. Courter has over 25 years of experience in management positions in the technology/telecommunications industry, serving most recently as CEO of Broadwing Communications from 2006 to 2007 and CEO of NEON Communications from 2000 to 2006.  Mr. Courter began his career as an officer in the U.S. Army and has also held various executive positions, both in the U.S. and Europe, at several major corporations including KPMG, IBM and Sprint.

    Geoffrey Grant was appointed a director of the Company effective January 22, 2007.  Mr. Grant is presently a private investor.  In 2012, Mr. Grant retired from Grant Capital Partners, an asset management firm founded by Mr. Grant in 2008, where he was the Managing Partner and the Chief Investment Officer.  Prior to founding Grant Capital Partners, Mr. Grant was a Managing Partner and the Chief Investment Officer of Peloton Partners LLP, a global asset management firm.  Mr. Grant co-founded Peloton Partners LLP in 2005.  Mr. Grant's career in financial markets spans 35 years beginning at Morgan Stanley in 1982 in foreign exchange options and currency derivatives, then with Goldman Sachs from 1989 to 2004 where he ultimately served as Head of Global Foreign Exchange and Co-head of the Proprietary Trading Group in London.

    Winston Hickox was appointed a director of the Company effective October 2, 2006.  Mr. Hickox is currently a shareholder at California Strategies, a public policy consulting firm  and a member of the Strategic Advisory Group for Palladin Capital, a leading global private investment firm.  From 2004 to 2006, Mr. Hickox completed a two-year assignment as Sr. Portfolio Manager with the California Public Employees' Retirement System (CalPERS) where he assisted with the design and implementation of a series of environmentally oriented investment initiatives in the Private Equity, Real Estate, Global Public Equities, and Corporate Governance segments of the fund's investment portfolio.  Prior to his assignment at CalPers, from 1999 to 2003, Mr. Hickox served as Secretary of the California Environmental Protection Agency and a member of the Governor Gray Davis' cabinet.  Mr. Hickox's environmental policy experience also includes membership on the board of the California League of Conservation Voters, including a four-year term as Board President (1990 - 1994); and two years on the boards of Audubon California and Sustainable Conservation (2004 - 2006).  Mr. Hickox formerly served as a member of the board of Thomas Properties Group, Inc., a publicly traded full service real estate investment firm, prior to its acquisition by Parkway Properties, Inc. in December 2013.  Additionally, Mr. Hickox formerly served as a member of the board of GRIDiant Corporation, a privately held corporation in the energy technology sector.  Earlier in his professional career, Mr. Hickox was a partner and Managing Director with LaSalle Advisors, Ltd., a major force in the world's real estate capital markets, and a Managing Director with Alex Brown Kleinwort Benson Realty Advisors Corp., where he served as head of the firm's Portfolio Management Group.

    Murray H. Hutchison was appointed a director of the Company in June 1997.  He is also a member of the Board of Managers (an LLC's functional equivalent of a Board of Directors) of the Company's subsidiary, Cadiz Real Estate LLC.  In his capacity as a manager of the LLC, he performs essentially the same duties on behalf of the LLC as he would as an outside director for a corporation.  Since his retirement in 1996 from International Technology Corporation ("ITC"), a publicly traded diversified environmental management company, Mr. Hutchison has been self-employed with his business activities involving primarily the management of an investment portfolio.  From 1976 to 1996, Mr. Hutchison served as Chief Executive Officer and Chairman of International Technology for ITC.  Mr. Hutchison formerly served as Chairman of the Board of Texas Eastern Product Pipelines Company (TEPPCO), a publicly traded company operating in refined petroleum products, liquefied petroleum gases and petrochemical transportation and storage, prior to its acquisition by Enterprise Products Partners L.P. in October 2011.  Mr. Hutchison formerly served as Lead Director on the board of Jack in the Box, Inc., a publicly traded fast food restaurant chain since May 1998 until February 2012.  Mr. Hutchison serves as a director on the board of Cardium Therapeutics, Inc., a publicly traded medical technology company.  Additionally, Mr. Hutchison serves as a director of several other non-publicly traded U.S. companies.

 Richard Nevins was appointed as a Director of the Company effective July 1, 2016. Mr. Nevins was originally appointed to the Board as a designee of LC Capital Master Fund.  Mr. Nevins is an independent financial advisor and has over 30 years of financial experience as a senior investment banker and senior corporate officer. Mr. Nevins holds a Master of Business Administration from the Stanford Graduate School of Business and a Bachelor of Arts in Economics from the University of California, Riverside.

    Raymond J. Pacini was appointed a director of the Company effective June 16, 2005.  Since April 9, 2018 Mr. Pacini has been the Chief Financial Officer of BrixInvest, LLC (dba "Rich Uncles"), a sponsor and advisor for various publicly-registered, private REITs including RW Holdings NNN REIT, Inc., Rich Uncles Real Estate Investment Trust I and Brix Student Housing REIT, Inc. From November 2017 until April 2018, Mr. Pacini was an independent director of  Brix Student Housing REIT, Inc.  From June 2013 until April 6, 2018 Mr. Pacini was the Chief Financial Officer of Northbound Treatment Services, a privately held company which treats drug and alcohol addictions.  From May 1998 to March 2011, Mr. Pacini served as President, Chief Executive Officer and a Director of California Coastal Communities, Inc. ("CALC"), a residential land development and homebuilding company operating in Southern California which was formerly publicly traded. On October 27, 2009, CALC and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Central District of California. On March 1, 2011, CALC satisfied the various conditions to its plan of reorganization with the respect to its Chapter 11 bankruptcy cases, emerged from bankruptcy and became a privately held company.  From June 1992 until May 1998, Mr. Pacini was the Chief Financial Officer of CALC (formerly known as Koll Real Estate Group, Inc. and Henley Properties, Inc.).  Mr. Pacini has seven years of experience as a certified public accountant with the accounting firm of Coopers & Lybrand (now known as PricewaterhouseCoopers LLP). Mr. Pacini has been a National Association of Corporate Directors (NACD) Board Leadership Fellow since 2014. He has demonstrated his commitment to boardroom excellence by completing NACD's comprehensive program of study for corporate directors.

     Timothy J. Shaheen was appointed Chief Financial Officer and Secretary of the Company in November 2008, and has served as a director of the Company since March 1999.  Effective April 12, 2011, Mr. Shaheen also serves as Chairman and Chief Executive Officer of the Board of Managers of Cadiz Real Estate LLC, a wholly-owned subsidiary of the Company.  Mr. Shaheen is also a private investor and principal of Shaheen & Associates.  From September 1996 to April 2005, Mr. Shaheen served as the President, Chief Executive Officer and a director of Sun World International.  From 1999 through 2005, Mr. Shaheen served as a Governor appointee to the Los Angeles Regional Water Quality Control Board and from 2001 through 2003, as Chairman of the Food Security Task Force for the United Fresh Fruit and Vegetable Association.  Prior to joining Sun World, from 1989 to 1996, Mr. Shaheen served as a senior executive with Albert Fisher North America, a publicly traded international produce company.  Mr. Shaheen also has seven years of experience with the accounting firm Ernst & Young LLP; and is a certified public accountant.

     Scott S. Slater is the Company's President and Chief Executive Officer, appointed to the role of President in April 2011 and Chief Executive Officer effective February 1, 2013.  In addition, Mr. Slater has been a member of the Company's Board of Directors since February 2012.  Mr. Slater is an accomplished negotiator and litigator and, in addition to his role at the Company, is a shareholder in Brownstein Hyatt Farber Schreck LLP, the nation's leading water law  firm.  For more than 30 years, Mr. Slater's practice has been limited to litigation and the negotiation of agreements related to the acquisition, distribution, and treatment of water. He has served as lead negotiator on a number of important water transactions, including the negotiation of the largest conservation-based water transfer in U.S. history on behalf of the San Diego County Water Authority.  Mr. Slater is also the author of California Water Law and Policy, the state's leading treatise on the subject, and has taught water law and policy courses at University of California, Santa Barbara, Pepperdine University, and the University of Western Australia, among others.

Corporate Governance

 Directors of the Company hold office until the next annual meeting of stockholders or until their successors are elected and qualified.  There are no family relationships between any directors or current officers of the Company.  Officers serve at the discretion of the Board of Directors.

 The Board of Directors is responsible for our management and direction and for establishing broad corporate policies, including our leadership structure.  Assessing and managing risk is the responsibility of the management of the Company.  Our Board of Directors oversees and reviews certain aspects of the Company's risk management efforts.  Annually, the Board reviews our strategic business plans, which includes evaluating the objectives of and risks associated with these plans.

 Currently, Mr. Brackpool serves as Chairman of the Board and Mr. Slater serves as Chief Executive Office and President.  Mr. Brackpool had previously served as Chairman and Chief Executive Officer from 2001 until January 2013.  The Board separated the capacities of Chairman and Chief Executive in January 2013 for the first time since 2001.  The Board believes this change provided additional independence between the Board and management and allows the Board to provide objective guidance and oversight to Mr. Slater and management as they execute the Company's business plans, carry out the Company's strategic initiatives, and confront any challenges

 In addition, under its charter, the Audit Committee (acting on its behalf and concomitantly as the Risk Committee) reviews and discusses with management the Company's major financial risk exposures and the steps management has taken to monitor and control such exposures, including the Company's risk assessment and risk management policies.

 The Audit Committee is composed of Raymond J. Pacini, Stephen E. Courter, and Winston H. Hickox.  The Board of Directors has determined that Mr. Pacini, a member of the Company's Audit Committee, is an "audit committee financial expert" as that term is defined in Item 407(d)(5) of Regulation S-K under the Securities Act.

Code of Ethics

 The Company has adopted a code of ethics that applies to all of our employees, including the chief executive officer and chief financial officer.  A copy of the code of ethics may be found on the Company's website at http://www.cadizinc.com. Any employee who becomes aware of any existing or potential violation of the code of ethics is required to report it.  Any waivers from and amendments to the code of ethics granted to directors or executive officers will be promptly disclosed on the Company's website at http://www.cadizinc.com.

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

 To our knowledge, based solely on a review of the copies of reports and amendments thereto on Forms 3, 4 and 5 furnished to us by reporting persons and forms that we filed on behalf of certain directors and officers, during, and with respect to, our fiscal year ended December 31, 2017, and on a review of written representations from reporting persons to us that no other reports were required to be filed for such fiscal year, all Section 16(a) filing requirements applicable to our reporting persons were satisfied in a timely manner, except that a Form 4 filing for each of Geoffrey Grant, Murray Hutchison and Richard Nevins, directors of the Company in 2017, were inadvertently filed one day late.

ITEM 11.  Executive Compensation

Compensation Discussion and Analysis

Overview

 The Company's compensation policies and practices are developed and implemented through the Compensation Committee of the Board of Directors.  The Committee's responsibility is to review and consider annually the performance of the Company's named executive officers in achieving both corporate and individual goals and objectives, and to assure that the Company's compensation policies and practices are competitive and effective in incentivizing management.

 The Compensation Discussion and Analysis section provides a description of the primary elements of the Company's fiscal year 2017 compensation program and policies for the following individuals, who are referred to throughout this proxy statement as our named executive officers:

•	Scott Slater, President and Chief Executive Officer
•	Timothy Shaheen, Chief Financial Officer
•	Keith Brackpool, Chairman of the Board

 In February 2013, the Board separated the roles of Chief Executive Officer and Chairman, which had until that time been held by Mr. Brackpool.   Mr. Slater manages the day-to-day operation of the Company and its projects and Mr. Brackpool, a Company founder, holds an essential role advising management in the Chairman position. Therefore, Mr. Brackpool remains among our named executive officers and his compensation is further described in this statement.

    In 2017, our named executive officers effectively completed multiple transactions important to the long-term success of the Company, including:

•
Negotiated over several months a strategic transaction with funds affiliated with Apollo Global Management to initiate financial arrangements for the construction and implementation of the Company's Cadiz Valley Water Conservation, Recovery & Storage Project ("Water Project" or the "Project"). In furtherance of the strategic transaction, funds managed by affiliates of Apollo and the Company executed a series of agreements that replaced and refinanced our senior secured mortgage debt and provided $15M of new senior debt to fund immediate construction related expenditures. Apollo Funds also executed a conditional commitment letter to fund up to $240M in construction finance expenditures for the Water Project, subject to the satisfaction of conditions precedent. The conditional commitment for up to $240M was intended to provide the additional resources necessary to complete the construction of Phase I of the Water Project.

•
Lead efforts to support the withdrawal and replacement of a controversial 2015 evaluation of the Water Project by the U.S. Bureau of Land Management ("BLM"), which had found that the Water Project's proposed use of a portion of an existing railroad right-of-way for construction of its water conveyance pipeline was outside the right-of-way's scope.  In July the federal appropriations bill was adopted for the first time in eight years without a budget rider annually authored by Senator Dianne Feinstein (D-CA) that sought to require a unique certification of the Water Project by the U.S. Department of the Interior and also blocked BLM from spending any funds on permitting of the Water Project. In October, BLM issued a letter ("BLM Letter") to the Company finding that the Water Project's proposed use of the existing Arizona & California Railroad ("ARZC") Company's right-of-way to construct a pipeline and related railroad improvements "furthers railroad purposes" and concluding that the Project is within the scope of the original right-of-way grant. The BLM Letter also formally rescinded the agency's October 2015 evaluation of the Project's proposed use of the ARZC right-of-way. Following the receipt of the BLM Letter, the Project required no further federal permits or authorizations to construct within the ARZC railroad right-of-way.

 Compensation Committee activities in 2017 included:

•	Evaluating the performance of the Company's executive officers;
•	Reviewing and approving the total compensation and benefits of the Company's executive officers, including cash compensation and long-term incentive compensation; and
•	Reviewing guidelines and standards regarding the Company's compensation practices and philosophy.

 For the Company's named executive officers, other than Mr. Slater, the committee established compensation levels based, in part, on the recommendations of Mr. Slater as Chief Executive Officer.

 This section should be read in conjunction with the "Summary Compensation Table" and related tables pertaining to the compensation earned in 2017 by the named executive officers presented in this proxy statement under the caption "Executive Compensation".

Compensation Philosophy

 The Company's business plan and goals have historically been and continue to be linked to the development of the Water Project.  The Company's annual cash resources are focused on funding the completion of the Water Project's development process.  Due to the long-term nature of developing such a project, the progress made by the Company in the development of the Water Project and the general development of our land and water resources does not bear a direct relationship to quarterly and annual results of operations.

 It is critical to the development of the Water Project that the Company attracts and retains well-qualified executives familiar with the water sector as well as long-term infrastructure and project development.  As a result, the Company's executive compensation programs seek to maintain a competitive annual salary structure while emphasizing long-term incentives that are connected to the ultimate implementation of the Water Project. These programs strive to align the interests of the executive officers and management with those of the Company's stockholders through the use of equity-based programs.  In doing so, the Company intentionally reduces the risk that executives will place too much focus on short-term achievements to the detriment of the long-term goals of the Company.

Elements of Compensation

 The Company's compensation program has four primary components: cash salary, performance-based cash awards, long-term incentives through equity stock awards, and benefits.  Each element of the Company's compensation program has been specifically chosen to reward, motivate and incentivize the executives of the Company to complete the development and implementation of the Water Project.  The Compensation Committee determines the amount for both total compensation and each compensation element through discussions with the Company's management, consideration of benchmarking data, past performance and future corporate and individual objectives.

     The four basic elements of compensation, described in further detail below, are:

•
SALARY.  Base salaries for the Company's named executives are determined by the Compensation Committee depending on a variety of factors including the scope of their responsibilities, their leadership skills and values, their performance and length of service.  Salaries for our named executive officers are intended to create a minimum level of compensation that is competitive with other companies deemed comparable, depending on the prior experience and position of the executive.  Salaries are typically paid in cash, but could also be paid with restricted stock awards. Decisions regarding salary increases are affected by the named executive's current salary and the amounts paid to their peers within and outside the Company.

•
LONG-TERM INCENTIVES.  The primary form of incentive compensation that is offered to the Company's executives consists of long-term incentives in the form of equity awards.  The use of such long-term incentives is intended to focus and align goals of Company executives with those of stockholders and creates a direct interest in the results of operations, long-term performance and achievement of the Company's long-term goals.

•
PERFORMANCE BASED CASH AWARDS.  The Compensation Committee believes that it is sometimes important to offer cash incentives to executives for the achievement of specified objectives that yield increased value for stockholders and will utilize performance based cash awards from time to time to provide additional incentives.

•
BENEFITS.  The Compensation Committee also incorporates retirement, insurance, termination and severance benefits in the compensation program for executive officers.  These benefits are offered to retain top executives, maintain their health and wellness and remain competitive in the industry.  The retirement and insurance benefits are consistent with those benefits offered more broadly to the Company's employees.

 The Company's overall compensation packages for our named executive officers have historically emphasized equity incentives due to the long-term development timelines of our projects and the focus of the Company on achieving the implementation of these projects. Even with the emphasis on long-term incentives, the Company's overall compensation is established at a level comparable to our peer group of companies, which share a similar focus on long-term development of assets. As the Water Project has finalized numerous permitting milestones and prepares for  construction and implementation, the Committee has also utilized performance based cash awards to reward achieved milestones and goals in that calendar year.

Use of Peer Group

 Our main asset consists of a large land position with water rights in Southeastern California and our business is primarily focused on the permitting of a water supply and storage project at our primary property in Cadiz,  California.  Because no other publicly-traded company is similarly situated, it is difficult to identify directly comparable peer companies.

 However, for guidance on the pay mix and compensation package of our named executive officers, we identified a peer group of companies operating in the property and asset development sectors,  specifically companies with comparable market capitalization and an emphasis on the development of property and real estate in the Southwestern United States.  The peer group includes the following companies:

• AV Homes, Inc.
• Alico, Inc. • Forestar Group, Inc.
• Limoneira Company
• PICO Holdings, Inc.
• Tejon Ranch Co. • Pure Cycle Corp.

Benchmarking

 The Compensation Committee believes it is important to understand and analyze the current compensation programs of other companies when making compensation decisions.  We traditionally consider the compensation programs of our peers when determining compensation for the named executive officers.  This year the Committee reviewed publicly available information for our peer group companies to compare the components of our compensation program for the executive officers with those of the peer group.

 Due to the Company's unique business plan and current focus on development of the Water Project, the Compensation Committee exercises its discretion in determining compensation packages that may differ from the peer group.  Nevertheless, the peer group is instructive in assessing elements of compensation and structure for similarly situated companies.

 Upon review of publicly available information for our peers, the Committee found the total compensation of our Chief Executive Officer to be among the lowest in the peer group.

Performance Objectives

 The Committee emphasizes performance objectives for executives when granting long-term equity compensation awards from existing plans.  Currently, as described above, the Company is focused on the performance of objectives related to implementation of the Water Project and fixes equity grants to satisfaction of such project development objectives including both restrictions as to sale and on a vesting schedule commensurate with the anticipated Water Project development timeline.

Elements of 2017 Compensation

    1.  SALARY.  In evaluating base salaries for 2017, the Compensation Committee believed it was important to maintain competitive base salary compensation that would also keep cash compensation expenditures to a minimum. In 2017, Mr. Slater's annual base salary remained the same as in 2016 at $300,000 reflecting the desire of the Committee to conserve its cash resources while it prepares for the construction and implementation of the Water Project.  In addition, in 2017, the Committee continued to follow the salary structure approved by the Company's stockholders for Mr. Shaheen and Mr. Brackpool as outlined in their amended and restated employment agreements.  These amended and restated agreements provided for their base cash compensation to be reduced for 2014, 2015 and 2016 in exchange for equity based salary in the form of restricted stock units ("RSUs") that vested ratably during these years.  In accordance with the terms of their stockholder approved amended and restated employment agreements, effective January 1, 2017 the base cash salaries for Mr. Shaheen and Mr. Brackpool automatically reverted to $350,000 and $275,000, respectively, representing their salaries as in effect immediately prior to the stockholder approved split between salary and RSUs in 2014.

    2.  LONG-TERM INCENTIVES.  The Committee has chosen to rely upon equity instruments, such as restricted stock and options, in designing compensation packages for executives.  The Committee views the grant of equity based awards as an incentive for future performance since the value of these equity based awards will increase as the Company's stock price increases, thereby satisfying the Committee's goal of linking executive compensation to share price appreciation over the longer term and promoting the retention of the key executives throughout the development process of our projects.  The Committee is conscious of the potential dilutive effect arising from the use of equity incentives and tries to limit issuances to maintain appropriate ratios of overall ownership levels in the Company from year to year.

    In order for us to utilize equity based awards as a form of incentive compensation and maintain alignment with the goals of stockholders, the Committee and the Board have created plans subject to stockholder approval.  At the 2014 Annual Meeting held on June 11, 2014, the Company's stockholders approved the 2014 Equity Incentive Plan that replaced an existing 2009 equity incentive plan and better aligns the Company's current objectives with equity incentive awards.  Under the 2014 EIP, Mr. Brackpool and Mr. Shaheen were each eligible to receive a milestone-based long-term equity incentive award of 100,000 shares, once construction financing necessary for the implementation of the Water Project, as defined in the approved Final Environmental Impact Report, is secured ("Milestone RSUs").  The Milestone RSUs were earned and issued in June 2017.

 3.  CASH AWARDS.  While the Compensation Committee believes that equity based awards rather than cash based awards allow the Company to better preserve our existing cash resources and, accordingly, has relied primarily upon the grant of equity based awards to reward executive performance (see "Long-Term Incentives") of named executive officers, the Compensation Committee also believes that it is important to offer cash incentives to executives for the achievement of specified objectives that yield increased value for stockholders and to reduce the tax burdens associated with the issuance of restricted equity based awards. In 2017, Mr. Shaheen, Mr. Brackpool and Mr. Slater were each granted a $300,000 cash award by the Board for exemplary service in implementing Company objectives throughout the course of the year, including those transactions described under "Overview", above.

     4.  BENEFITS.  Per their 2014 amended and restated employment agreements described below, Mr. Brackpool and Mr. Shaheen received retirement benefits as part of their compensation packages in 2017.  Termination and severance terms are adjusted annually in Mr. Brackpool's and Mr. Shaheen's existing employment agreements.

Agreements Governing Compensation

 Mr. Scott S. Slater has served with the Company since November 2008 pursuant to an agreement with the law firm Brownstein Hyatt Farber and Schreck LLP, where Mr. Slater is also a shareholder.  From 2008 – 2012, Mr. Slater was primarily focused on the development of the Company's Water Project and did not receive a base salary from the Company for his role as General Counsel (2008 – 2012) and President (2011 – 2012).  Mr. Slater's compensation from the Company consisted exclusively of long-term incentives due to the nature of the development of the Water Project.  In April 2011, Mr. Slater received options to purchase 100,000 shares of common stock at an exercise price of $12.51 per share under the Company's 2009 Incentive Plan with such options vesting 1/3 when issued, 1/3 in April 2012 and 1/3 in April 2013.  On February 1, 2013, Mr. Slater was named Chief Executive Officer in addition to his ongoing role as President.  As a result, Mr. Slater's employment arrangements were amended to reflect the broadening of his responsibilities and leadership role over all of the Company's asset development initiatives. In consideration of Mr. Slater's agreement to serve as Chief Executive Officer and President, Mr. Slater began to receive an annual base salary from the Company of $300,000 effective February 1, 2013.

 The Company's Chief Financial Officer, Mr. Timothy J. Shaheen, entered into an amended and restated employment agreement with the Company effective July 1, 2014 replacing a May 2009 employment agreement.  Mr. Shaheen serves as the Principal Financial Officer of the Company and as Chairman and Chief Executive of the Board of Managers of Cadiz Real Estate LLC, our subsidiary holding title to the Company's land and water assets.  Mr. Shaheen also oversees the Company's agricultural operations.  Mr. Shaheen's amended and restated agreement provided for a new base salary compensation structure and established milestone principles for further long-term incentive equity awards.  Pursuant to the amended and rested agreement, Mr. Shaheen's annual base cash compensation was reduced for 2014, 2015 and 2016 in exchange for equity based salary in the form of restricted stock units ("RSUs") that vested ratably during those years.  Effective July 1, 2014, Mr Shaheen's salary was decreased to $200,000 per annum, and he received a total of 62,500 RSUs, 12,500 in 2014, and 25,000 each in 2015 and 2016.  In addition, Mr. Shaheen received a long-term equity incentive milestone award of 100,000 shares of the Company's stock in the form of 100,000 RSUs that will only vest once  construction financing necessary for the implementation of the Cadiz Valley Water Conservation, Recovery and Storage Project, as defined in the approved Final Environmental Impact Report, is secured.  These RSUs were earned and issued in June 2017.  No RSUs have been granted in 2018 to Mr. Shaheen.  In accordance with the terms of his amended and restated employment agreement, effective January 1, 2017 the base cash salary for Mr. Shaheen automatically reverted to $350,000, representing his salary as in effect immediately prior to the 2014 RSU grants.

 Mr. Keith Brackpool entered into an amended and restated employment agreement effective July 1, 2014 ("2014 Amended Agreement") replacing a May 2009 employment agreement.  The 2014 Amended Agreement provided for a new base salary compensation structure and established milestone principles for further long-term incentive equity awards.  Pursuant to the 2014 Amended Agreement, Mr. Brackpool's annual base cash compensation was reduced for 2014, 2015 and 2016 in exchange for equity based salary in the form of restricted stock units ("RSUs") that vest ratably during these years.  Effective July 1, 2014, Mr Brackpool's salary was decreased to $35,000 per annum, and he received a total of 100,000 RSUs, 20,000 in 2014 and 40,000 each in 2015 and 2016.  In addition, Mr. Brackpool received a long-term equity incentive milestone award of 100,000 shares of the Company's stock in the form of 100,000 RSUs that will only vest once construction financing necessary for the implementation of the Cadiz Valley Water Conservation, Recovery and Storage Project, as defined in the approved Final Environmental Impact Report, is secured.  These RSUs were earned and issued in June 2017.  No RSUs have been granted in 2018 to Mr. Brackpool.  In accordance with the terms of his amended and restated employment agreement, effective January 1, 2017 the base cash salary for Mr. Brackpool automatically reverted to $275,000, representing his salary as in effect immediately prior to the RSU grants.

Severance and Change in Control Provisions

 The Company's current compensation agreements with Messrs. Brackpool and Shaheen provide for certain severance provisions and benefits associated with various termination scenarios, as well as certain vesting acceleration for equity-based compensation in the event of a change-in-control.  The severance and change in control provisions were determined largely by negotiations between the parties as one of the many elements of a larger negotiation involving the particular executive's employment or consulting agreement with the Company.  These agreements are designed to be competitive in the marketplace and provide security for these executives in the event that the Company is acquired and their position is impacted.  This will allow the Company's executives to consider and implement transformative transactions of significant benefit to our stockholders without undue concern over their own financial situations.

 A summary of the severance and change-in-control provisions applicable to compensation arrangements with the Company's executive officers named in the Summary Compensation Table, along with a quantification of the benefits available to each named officer as of December 31, 2017, can be found in the section captioned "Potential Payments upon Termination or Change in Control".

Tax and Accounting Considerations

Impact of Code Section 162(m)

 The Compensation Committee has considered the impact of provisions of the Internal Revenue Code of 1986, specifically Code Section 162(m).  Section 162(m) limits to $1 million the Company's deduction for compensation paid to each of our executive officers, which does not qualify as "performance based". The 2014 Equity Incentive Plan was designed to permit grant awards that qualify as performance-based compensation, thereby permitting the Company to receive a federal income tax deduction in connection with the awards.

Compensation Committee Report

 The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management of the Company.  Based on this review and discussion, we recommend to the Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement.

THE COMPENSATION COMMITTEE

Murray H. Hutchison, Chairman
Stephen E. Courter Geoffrey Grant Winston H. Hickox Raymond J. Pacini

 The foregoing report shall not be deemed incorporated by reference by any general statement incorporating by reference this statement into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Executive Compensation Tables

Summary Compensation Table

The following table shows the compensation awarded to, earned by, or paid during the years ended December 31, 2017, 2016 and 2015, to the Company's chief executive officer and president, our chief financial officer and our Chairman.
Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Stock Awards(2) ($)	Option Awards(2) ($)	All Other Compensation(3) ($)	Total ($)
Scott Slater President and Principal Executive Officer(4)	2017 2016 2015	300,000 300,000 300,000	300,000 - -	- - -	- - -	- - -	600,000 300,000 300,000
Timothy J. Shaheen Principal Financial Officer and Secretary	2017 2016 2015	350,000 200,000 200,000	300,000 200,000 -	851,500 59,934 213,720	- - -	12,336 9,271 8,821	1,513,836 469,205 422,541
Keith Brackpool Chairman	2017 2016 2015	275,000 35,000 35,000	300,000 - -	851,500 95,895 341,952	- - -	47,260 42,943 39,424	1,473,760 173,838 416,376
__________________________

(1)	The executive officers listed in the Summary Compensation Table above were the Company's only executive officers during the year ended December 31, 2017.

(2)
This column discloses the dollar amount of compensation cost recognized for the respective fiscal year in accordance with FASB ASC Topic 718.  The assumptions used for determining the value of stock awards and options are set forth in the relevant Cadiz Inc. Annual Report to Stockholders in Note 9 to the Consolidated Financial Statements, "Stock-Based Compensation Plans and Warrants".   All Stock Awards listed were approved by Stockholders as part of the 2014 Equity Incentive Plan and became fully vested and were issued in 2017.

(3)
All Other Compensation includes a 401k match that is generally available to all employees.  Messrs. Brackpool and Shaheen each received $10,800 in 401k matching contributions in 2017.  In 2017, Mr. Brackpool's Other Compensation also includes $36,460 of company paid expenses related to a leased automobile.  Mr. Shaheen's Other Compensation for 2017 includes $1,536 in a car allowance.  The value of perquisites for Mr. Slater was less than $10,000, and thus no amount relating to perquisites is included in the Summary Compensation Table.

(4)
Mr. Slater was appointed President of the Company on April 12, 2011, replacing Mr. Brackpool in this position. Effective February 1, 2013, Mr. Slater assumed the additional role of Chief Executive Officer, replacing Mr. Brackpool in this position.  Mr. Brackpool remains as Chairman of the Board of Directors.

Grants of Plan-Based Award

 There were no non-equity incentive plan awards or equity awards granted to our named executive officers in 2017.
Outstanding Equity Awards at Fiscal Year

 The following table sets forth certain information concerning outstanding stock and option awards as of December 31, 2017, for each named executive officer.

	Option Awards				Stock Awards
Name	Securities Underlying Unexercised Options (#) Exercisable	Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Marked or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Scott Slater	100,000(1)	-	12.51	4/12/21	-	-

Timothy J. Shaheen	100,000(1)	-	11.50	1/14/20	-	-

Keith Brackpool	200,000(1)	-	11.50	1/14/20	-	-
_______________

(1)	Options granted by the Company under the 2009 Equity Incentive Plan.

Option Exercises and Stock Vested

 The following table sets forth certain information concerning stock option exercises and restricted stock vesting during 2017 for each named executive officer.

	Option Awards		Stock Awards
Name	Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Scott Slater	-	-	-	-
Timothy J. Shaheen	-	-	100,000(1)	851,500
Keith Brackpool	-	-	100,000(1)	851,500
_______________

(1)      Vested portion of milestone restricted stock units granted by the Company under the 2014 Equity Incentive Plan.

Pension Benefits

     The Company does not have any qualified or non-qualified defined benefits plans.

Nonqualified Deferred Compensation

     The Company does not have any non-qualified defined contribution plans or other deferred compensation plans.

Employment Arrangements

     Mr. Scott S. Slater has served with the Company since November 2008 pursuant to an agreement with the law firm Brownstein Hyatt Farber and Schreck LLP, where Mr. Slater is also a shareholder.  From 2008 – 2012, Mr. Slater was primarily focused on the development of the Company's Water Project and did not receive a base salary from the Company for his role as General Counsel (2008 – 2012) and President (2011 – 2012).  Mr. Slater's compensation from the Company consisted exclusively of long-term incentives due to the nature of the development of the Water Project.  In April 2011, Mr. Slater received options to purchase 100,000 shares of common stock at an exercise price of $12.51 per share under the Company's 2009 Incentive Plan with such options vesting 1/3 when issued, 1/3 in April 2012 and 1/3 in April 2013.  On February 1, 2013, Mr. Slater was named Chief Executive Officer in addition to his ongoing role as President.  As a result, Mr. Slater's employment arrangements were amended to reflect the broadening of his responsibilities and leadership role over all of the Company's asset development initiatives. In consideration of Mr. Slater's agreement to serve as Chief Executive Officer and President, Mr. Slater began to receive an annual base salary from the Company of $300,000 effective February 1, 2013.

     The Company's Chief Financial Officer, Mr. Timothy J. Shaheen, entered into an amended and restated employment agreement with the Company effective July 1, 2014 replacing a May 2009 employment agreement.  Mr. Shaheen serves as the Principal Financial Officer of the Company and as Chairman and Chief Executive of the Board of Managers of Cadiz Real Estate LLC, our subsidiary holding title to the Company's land and water assets.  Mr. Shaheen also oversees the Company's agricultural operations.  Mr. Shaheen's amended and restated agreement provided for a new base salary compensation structure and established milestone principles for further long-term incentive equity awards.  Pursuant to the amended and rested agreement, Mr. Shaheen's annual base cash compensation was reduced for 2014, 2015 and 2016 in exchange for equity based salary in the form of restricted stock units ("RSUs") that vested ratably during those years.  Effective July 1, 2014, Mr Shaheen's salary was decreased to $200,000 per annum, and he received a total of 62,500 RSUs, 12,500 in 2014, and 25,000 each in 2015 and 2016.  In addition, Mr. Shaheen received a long-term equity incentive milestone award of 100,000 shares of the Company's stock in the form of 100,000 RSUs that will only vest once  construction financing necessary for the implementation of the Cadiz Valley Water Conservation, Recovery and Storage Project, as defined in the approved Final Environmental Impact Report, is secured.  These RSUs were earned and issued in June 2017.  No RSUs have been granted in 2018 to Mr. Shaheen.  In accordance with the terms of his amended and restated employment agreement, effective January 1, 2017 the base cash salary for Mr. Shaheen automatically reverted to $350,000, representing his salary as in effect immediately prior to the 2014 RSU grants.

     Mr. Keith Brackpool entered into an amended and restated employment agreement effective July 1, 2014 ("2014 Amended Agreement") replacing a May 2009 employment agreement.  The 2014 Amended Agreement provided for a new base salary compensation structure and established milestone principles for further long-term incentive equity awards.  Pursuant to the 2014 Amended Agreement, Mr. Brackpool's annual base cash compensation was reduced for 2014, 2015 and 2016 in exchange for equity based salary in the form of restricted stock units ("RSUs") that vest ratably during these years.  Effective July 1, 2014, Mr Brackpool's salary was decreased to $35,000 per annum, and he received a total of 100,000 RSUs, 20,000 in 2014 and 40,000 each in 2015 and 2016.  In addition, Mr. Brackpool received a long-term equity incentive milestone award of 100,000 shares of the Company's stock in the form of 100,000 RSUs that will only vest once construction financing necessary for the implementation of the Cadiz Valley Water Conservation, Recovery and Storage Project, as defined in the approved Final Environmental Impact Report, is secured.  These RSUs were earned and issued in June 2017.  No RSUs have been granted in 2018 to Mr. Brackpool.  In accordance with the terms of his amended and restated employment agreement, effective January 1, 2017 the base cash salary for Mr. Brackpool automatically reverted to $275,000, representing his salary as in effect immediately prior to the RSU grants.

Potential Payments Upon Termination or Change in Control

The following table and summary set forth estimated potential payments the Company would be required to make to our named executive officers upon termination of employment or change in control of the Company, pursuant to each executive's employment or consulting agreement in effect at year end.  Except as otherwise indicated, the table assumes that the triggering event occurred on December 31, 2017.

Name	Benefit	Termination without Cause or Resignation upon Company Material Breach ($)	Death or Disability ($)	Termination Following Change of Control ($)

Scott Slater	Salary	-	-	-
	Bonus	-	-	-
	Equity Acceleration	-	-	-
	Benefits Continuation(1)	-	-	-
	Total Value	-	-	-

Timothy J. Shaheen	Salary	175,000	175,000	350,000
	Bonus	-	-	-
	Equity Acceleration	-	-	-
	Benefits Continuation(1)	23,062	-	46,123
	Total Value	198,062	175,000	396,123

Keith Brackpool	Salary	275,000	550,000	550,000
	Bonus	-	-	-
	Equity Acceleration	-	-	-
	Benefits Continuation(1)	68,414	-	136,828
	Total Value	343,414	550,000	686,828
_______________

(1)	The benefits continuation amounts include car allowances, 401(k) matching benefits and paid vacation.

Termination without Cause or Resignation upon Company Material Breach

 Mr. Shaheen's 2014 Employment Agreement provides that if Mr. Shaheen were terminated by the Company without cause or if he resigns due to a breach of the 2014 Employment Agreement by us, then the Company is obligated to pay severance and continuation of benefits (to the extent such benefits could then be lawfully made available by the Company) for one hundred eighty days following the effective date of the termination, as though Mr. Shaheen were continuing to provide services to the Company under the 2014 Employment Agreement.

 Mr. Brackpool's 2014 Amended Agreement provides that if Mr. Brackpool were terminated by the Company without cause or if he resigns due to a breach of the 2014 Amended Agreement by us, then the Company is obligated to pay severance and continuation of benefits (to the extent such benefits could then be lawfully made available by the Company) for one year following the effective date of the termination, as though Mr. Brackpool were continuing to provide services to the Company under his 2014 Amended Agreement.

Termination of Employment Due to Death or Disability

 Mr. Shaheen's 2014 Employment Agreement provides that if he dies or became disabled, he or his estate would be entitled to receive severance for one hundred eighty days consisting of his base compensation.

 Mr. Brackpool's 2014 Amended Agreement provides that if he dies or became disabled, he or his estate would be entitled to receive severance for two years consisting of his base compensation.

Change in Control

 Mr. Shaheen's 2014 Employment Agreement provides that if Mr. Shaheen is terminated by the Company following a change in control, the Company is obligated to pay severance and continuation of benefits (to the extent such benefits could then be lawfully made available by the Company) for one year following the effective date of the termination, as though Mr. Shaheen were continuing to provide services to the Company under his 2014 Employment Agreement.

 Mr. Brackpool's 2014 Amended Agreement provides that if Mr. Brackpool is terminated by the Company following a change in control, the Company is obligated to pay severance and continuation of benefits (to the extent such benefits could then be lawfully made available by the Company) for two years following the effective date of the termination, as though Mr. Brackpool were continuing to provide services to the Company under his 2014 Amended Agreement.
Director Compensation
 The following table summarizes the compensation earned by each of the non-employee directors in 2017.  Directors who are also officers or employees of the Company receive no compensation for duties performed as a director.  No current director has an agreement or arrangement with any third party relating to compensation or other payments in connection with the director's candidacy or service as a director.
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
Stephen E. Courter	30,000	20,000	-	50,000
Geoffrey Grant	-	50,000	-	50,000
Winston H. Hickox	7,500	42,500	-	50,000
Murray H. Hutchison	-	50,000	-	50,000
Richard Nevins	-	50,000	-	50,000
Raymond J. Pacini	30,000	20,000	-	50,000
________________

(1)
This column discloses the dollar amount of compensation cost recognized in 2017 based on the fair value at grant date in accordance with FASB ASC Topic 718.  These awards were valued at the market value of the underlying stock on the date of grant in accordance with FASB ASC Topic 718.

(2)	Directors of the Company do not receive stock option awards.

Director Compensation Policy

 All non-employee directors are entitled to receive, for each 12 month period ending June 30 of each year, the amount of $30,000, prorated for directors serving less than the full 12 months.  Payments are made in 4 quarterly installments of $7,500.  A director may elect to receive any or all of his or her cash compensation earned in the form of the Company's common stock.  A director is entitled to a $7,500 fee for any quarter in which services are rendered.  Each June 30, non-employee directors are also entitled to receive a deferred stock award consisting of shares of the Company's common stock with a value equal to $20,000 (calculated with reference to the average closing price of the Company's common stock during the one month preceding the annual award date), prorated for directors serving less than the full 12 months.

Director Stock Ownership Policy

 The Company encourages stock ownership on behalf of our directors.  Thus, the Company's compensation structure for non-employee directors includes awards of stock as compensation for director services.  See "Director Compensation Policy", above.

Pay Ration Disclosure

 Pursuant to the Dodd-Frank Act, the Securities and Exchange Commission adopted a rule requiring annual disclosure of the ratio of the total annual compensation of the principal executive officer ("CEO") to the median employee's annual total compensation. Mr. Scott Slater is the Company's Chief Executive Officer.  In the pay ratio table below, Mr. Slater's total compensation as reflected in the foregoing Summary Compensation Table, is compared to the median employee's total compensation. For simplicity, the value of the Company's retirement plan was excluded for Mr. Slater and all permanent employees, as all employees, including the CEO, are offered the same benefits. In determining the median employee, a listing was prepared of all employees that were actively employed as of December 31, 2017, with the exception of Mr. Slater. All wages, bonuses and stock awards paid to each employee were deemed to be the employee's total compensation. If a permanent employee was not employed by the Company for the entirety of the year, an annualized total compensation was calculated for that employee. The below table presents the ratio of the total annual compensation of the Company's Chief Executive Officer, Mr. Slater, to the median employee's annual total compensation:

Mr. Scott Slater (CEO) total annual compensation	$600,000

Median Employee total annual compensation	$142,972

Ratio of CEO to Median Employee total annual compensation	4.20:1.00

Compensation Committee Interlocks and Insider Participation

 In fiscal 2017, there were no Compensation Committee interlocks and no insider participation in Compensation Committee decisions that were required to be reported under the rules and regulations of the 1934 Act.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

 The following table sets forth the beneficial ownership of the Company's voting securities, as of April 23, 2018, by each stockholder whom the Company knows to own beneficially more than five percent of our common stock, and by each director, each named executive officer, and all directors and executive officers as a group, excluding, in each case, rights under options or warrants not exercisable within 60 days.  All persons named have sole voting power and investment power over their shares except as otherwise noted.

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class

LC Capital Master Fund, Ltd. LC Capital Partners LP LC Capital Advisors LLC LC Offshore Fund, Ltd. Lampe, Conway & Co., LLC Steven G. Lampe Richard F. Conway c/o Lampe, Conway & Co., LLC 680 Fifth Avenue, 12th Floor New York, NY 10019-5429	6,601,306 (1)	22.81%

Water Asset Management LLC TRF Master Fund (Cayman) LP Disque D. Deane, Jr. Matthew J. Diserio Marc Robert 509 Madison Avenue Suite 804 New York, NY 10022	2,967,162(2)	12.78%

Nokomis Capital, L.L.C. Brett Hendrickson 2305 Cedar Springs Road, Suite 420 Dallas, TX 75201	2,577,164 (3)	9.99%

Odey Asset Management Group Ltd. Odey Asset Management LLP Odey Holdings AG Robin Crispin William Odey c/o Odey Asset Management Group Ltd. 12 Upper Grosvenor St. London, UK W1K2ND	1,264,363(4)	5.45%

BlackRock Inc. BlackRock Advisors, LLC BlackRock Asset Management Canada Ltd. BlackRock Fund Advisors BlackRock Institutional Trust Company, National Association BlackRock Financial Management, Inc. BlackRock Investment Management, LLC 55 East 52nd Street New York, NY 10055	1,230,015(5)	5.3%

Keith Brackpool c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	370,000(6)	1.58%
Timothy J. Shaheen c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	194,500(7)	*
Geoffrey Grant c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	161,907(8)	*

Scott S. Slater c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	109,000(9)	*

Winston H. Hickox c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	104,192(10)	*

Murray Hutchison c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	47,119	*

Raymond J. Pacini c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	25,103	*

Stephen Courter c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	22,375	*
Richard Nevins c/o o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	7,078	*

All Directors and officers as a group (nine individuals)	1,041,274 (6)(7)(8)(9)(10)	4.41%
______________________________________________________________

*	Represents less than one percent of the 23,220,266 outstanding shares of common stock of the Company as of April 23, 2018.

Footnotes

(1.)
Based upon Form 13D/A filed on December 14, 2015 with the SEC by LC Capital Master Fund Ltd. ("Master Fund"), information provided by Master Fund and the Company's corporate records, Master Fund and affiliates beneficially own a total of  6,601,306 shares of the Company's common stock.

Includes 759,492 shares of common stock presently outstanding and  5,630,902 shares of common stock issuable upon conversion of $ 38,008,624 in Convertible Notes owned by Master Fund at a conversion rate of $6.75 per share as of April 23, 2018, plus 65,404 shares beneficially owned as a result of common stock issuable upon conversion of interest that will have accrued within 60 days of April 23, 2018.

Also includes 145,508 shares held by Steven G. Lampe over which he has sole voting and dispositive power.  Master Fund disclaims beneficial ownership over these securities.

These securities, except for the common stock owned solely by Steven G. Lampe, are owned by Master Fund and may also be deemed to be beneficially owned by the named persons below by virtue of the following relationships: (i) LC Capital Partners, LP ("Partners") and LC Offshore Fund, Ltd. ("Offshore Fund") beneficially own 100% of the outstanding shares of Master Fund; (ii) LC Capital Advisors LLC ("Advisors") is the sole general partner of Partners; (iii) Lampe, Conway & Co., LLC ("LC&C") is investment manager to Master Fund, Partners, and Offshore Fund pursuant to certain investment management agreements and shares voting and dispositive power over the securities; and (iv) Steven G. Lampe and Richard F. Conway are the sole managing members of each of Advisors and LC&C and therefore, have indirect voting and dispositive power over securities held by Master Fund. Each of the persons named above, other than Master Fund, specifically disclaims beneficial ownership of these securities except to the extent of his or its pecuniary interest therein, if any.

Master Fund and/or its affiliates have designated Mr. Stephen E. Courter and Mr. Richard Nevins, directors of the Company, as their designees on our Board of Directors.

(2.)
Based upon Schedule 13D filed on March 26, 2018 with the SEC, information provided by Water Asset Management LLC ("WAM") and the Company's corporate records, WAM and TRF Master Fund (Cayman) LP (together WAM-TRF) beneficially own 2,967,162 shares of the Company's common stock presently outstanding. Does not include 271,338 shares of common stock issuable upon conversion of $ 1,831,533 in Convertible Notes owned by WAM-TRF at a conversion rate of $6.75 per share as of April 23, 2018, plus 3,152 shares of common stock issuable upon conversion of interest that will have accrued within 60 days of April 23, 2018, but which may not currently be issued because WAM-TRF is prohibited from converting Convertible Notes to obtain ownership in excess of 9.99% of the Company's outstanding Common Stock.

Disque D. Deane, Jr., Matthew J. Diserio and Marc Robert are the managing members of WAM and Limited Partners in TRF. WAM serves as investment manager to a number of investment funds and manages investments for certain entities in managed accounts with respect to which it has dispositive authority over the 2,967,162 shares of Common Stock and voting power over the 2,435,244 shares of Common Stock reported herein.

(3.)
Based upon a Schedule 13G/A filed on February 13, 2018 with the SEC, information provided by Nokomis Capital, L.L.C. ("Nokomis Capital") and the Company's corporate records,  Nokomis Capital owns or controls 2,577,164 shares of common stock issuable upon conversion of $17,395,871 in Convertible Notes at a conversion rate of $6.75 per share as of April 23, 2018.  Does not include 399,899 shares of common stock otherwise issuable to Nokomis Capital upon conversion of $2,699,323 in Convertible Notes held as of April 23, 2018 plus 34,579 shares of common stock issuable upon conversion of interest that will have accrued within 60 days of April 23, 2018 but which may not currently be issued because Nokomis Capital is prohibited from converting Convertible Notes to obtain ownership in excess of 9.99% of the Company's outstanding Common Stock.  Nokomis Capital purchased the Convertible Notes through the accounts of certain private funds and managed accounts (collectively, the "Nokomis Accounts"). Nokomis Capital serves as the investment manager to the Nokomis Accounts and may direct the vote and dispose of the shares held by the Nokomis Accounts.  Mr. Brett Hendrickson is the principal of Nokomis Capital and may direct the vote and disposition of the shares held by the Nokomis Accounts.

(4.)
Based upon a Form 13G/A filed on February 14, 2018, information provided by Odey Asset Management Group Ltd. ("OAM Ltd") and the Company's corporate records, OAM Ltd and affiliates own 1,264,363 shares of the Company's stock and have shared voting and dispositive power as to the shares.  OAM Ltd is the managing member of Odey Asset Management LLP ("OAM LLP"), Odey Holdings AG ("Odey Holdings") is the sole stockholder of OAM Ltd, and Mr. Crispin Odey is the sole stockholder of Odey Holdings. Shares reported herein for OAM LLP represent shares held for the benefit of investment advisory clients of OAM LLP.  Each of the listed reporting persons disclaims beneficial ownership of the shares reported except to the extent of its or his pecuniary interest therein.

(5)
Based upon a Form 13G filed on February 1, 2018, BlackRock, Inc. and affiliates own 1,230,015 shares of the Company's stock.  BlackRock, Inc. and affiliates have sole voting power as to 1,213,183 shares and sole dispositive power as to 1,230,015 shares.

(6.)	Includes 200,000 shares underlying presently exercisable options.

(7.)	Includes 100,000 shares underlying presently exercisable options.

(8.)
Includes 30,500 shares held in five separate trusts, each holding 6,100 shares for the benefit of Mr. Grant's children. The trustee of these trusts is not a member of the Reporting Person's immediate family. Mr. Grant disclaims beneficial ownership of the shares held by these trusts.

(9.)	Includes 100,000 shares underlying presently exercisable options.
(10.)	Includes 35,000 shares held by Mr. Hickox's spouse.

Equity Compensation Plan Information

 The following table provides information as of December 31, 2017 with respect to shares of the Company's common stock that may be issued under its existing compensation plans.  The table includes plan grants to executive officers and other Company employees.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	507,500	(1)	$11.66	69,052	(2)

Total	507,500		$11.66	69,052
 ___________________________

(1)	Represents 507,500 options outstanding under the Company's 2009 Equity Incentive Plan as of December 31, 2017.

(2)	Represents 69,052 securities issuable under the Company's 2014 Equity Incentive Plan as of December 31, 2017.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

 There have been no transactions since the beginning of our last fiscal year with our directors and officers and beneficial owners of more than five percent of our voting securities and their affiliates requiring disclosure.

Policies and Procedures with Respect to Related Party Transactions

 Our Audit Committee Charter requires that the Audit Committee review and approve all related-party transactions between the Company, on the one hand, and directors, officers, employees, consultants, and any of their family members, on the other hand.  In addition, the Company's written Conflicts of Interest policy provides that no employee, officer or director may use or attempt to use his or her position at the Company to obtain any improper personal benefit for himself or herself, for his or her family, or for any other person.

 In order to implement these requirements, the Company requires that, prior to entering into any transaction with the Company, a related party must advise Company management of the potential transaction.  Management will, in turn, provide to the Audit Committee a description of the material terms of the transaction, including the dollar amount, the nature of the related party's direct or indirect interest in the transaction, and the benefits to be received by the Company from the transaction.  The Audit Committee may make such other investigations as it considers appropriate under the circumstances.  The Audit Committee will also consider whether the benefits of the proposed transaction could be obtained by the Company upon better terms from non-related parties, and whether the transaction is one that would be reportable by the Company in our public filings.  The Audit Committee will then make a determination as to whether the proposed transaction is in the best interests of the Company and should therefore be approved.

Director Independence

 Messrs. Courter, Grant, Hickox, Hutchison, Nevins and Pacini have all been affirmatively determined by the Board to be "independent" under all relevant securities and other laws and regulations, including those set forth in SEC and regulations and pertinent listing standards of the NASDAQ Global Market, as in effect from time to time. In February 2017, the directors unanimously elected Mr. Grant as the Company's lead independent director to further enhance independent director oversight of management.

 The Company's independent directors meet routinely in executive session without the presence of management.  Commencing in 2017 independent directors will meet in executive session at each regularly scheduled meeting of the Board, at least four (4) times annually, in each case outside the presence of any director who also serves as an executive officer.  In addition to regularly scheduled board meetings, the Board of Directors and various committees of the Board regularly meet to receive and discuss operating and financial reports presented by the Chief Executive Officer and other members of management as well as reports by experts and other advisors.

Independence of Committee Members

 The Board of Directors has three standing committees, the Audit Committee (also acting concomitantly as the Risk Committee), the Compensation Committee and the Corporate Governance and Nominating Committee, each of which is comprised entirely of directors whom the Board has affirmatively determined to be independent, as they meet the objective requirements set forth by the NASDAQ Global Market and the SEC, and have no relationship, direct or indirect, to the Company other than as stockholders or through their service on the Board.  Each Board committee is chaired by an independent Director and  maintains a written charter detailing its authority and responsibilities.  These charters are reviewed periodically as legislative and regulatory developments and business circumstances warrant and are available in their entirety on the Company's website at http://www.cadizinc.com and to any stockholder otherwise requesting a copy.

ITEM 14.     Principal Accounting Fees and Services

 For the fiscal years ended December 31, 2017 and 2016, professional services were performed by PricewaterhouseCoopers LLP.  The Company's Audit Committee annually approves the engagement of outside auditors for audit services in advance.  The Audit Committee has also established complementary procedures to require pre-approval of all audit-related, tax and permitted non-audit services provided by PricewaterhouseCoopers LLP, and to consider whether the outside auditors' provision of non-audit services to the Company is compatible with maintaining the independence of the outside auditors.  The Audit Committee may delegate pre-approval authority to one or more of its members.  Any such fees pre-approved in this manner shall be reported to the Audit Committee at its next scheduled meeting.  All services described below were pre-approved by the audit committee.

 All fees for services rendered by PricewaterhouseCoopers LLP aggregated $270,000 and $287,000 during the fiscal years ended December 31, 2017 and 2016, respectively, and were composed of the following:

 Audit Fees.  The aggregate fees accrued by the Company for the audit of the annual financial statements during the fiscal years ended December 31, 2017 and 2016, for reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q, and for assistance with and review of documents filed with the SEC were $270,000 for 2017 and $287,000 for 2016.

 Audit Related Fees.  No audit-related fees were billed by PricewaterhouseCoopers LLP to the Company during the fiscal years ended December 31, 2017 and 2016.

 Tax Fees.  No tax fees were billed by PricewaterhouseCoopers LLP to the Company during the fiscal years ended December 31, 2017 and 2016.

 All Other Fees.  No other fees were billed during the fiscal years ended December 31, 2017 and 2016.

PART IV

ITEM 15.     Exhibits, Financial Statement Schedules

     (a) The exhibits listed in the accompanying Exhibit Index are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A.

31.3	Certification of Scott Slater, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CADIZ INC.

By:	/s/ Scott Slater
Scott Slater,
Chief Executive Officer

Date:	April 27, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name and Position	Date

/s/ Keith Brackpool	April 27, 2018
Keith Brackpool, Chairman

/s/ Scott Slater	April 27, 2018
Scott Slater, Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Timothy J. Shaheen	April 27, 2018
Timothy J. Shaheen, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

/s/ Geoffrey Grant	April 27, 2018
Geoffrey Grant, Director

/s/ Winston H. Hickox	April 27, 2018
Winston H. Hickox, Director

/s/ Murray H. Hutchison	April 27, 2018
Murray H. Hutchison, Director

/s/ Raymond J. Pacini	April 27, 2018
Raymond J. Pacini, Director

/s/ Stephen E. Courter	April 27, 2018
Stephen E. Courter, Director
/s/ Richard Nevins Richard Nevins, Director	April 27, 2018

EXHIBIT INDEX

The following exhibits are filed with this Amendment No. 1 to Annual Report on Form 10-K/A.

31.3	Certification of Scott Slater, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002