Form 10-Q
period 2018-03-31
CADIZ INC
filed 2018-05-09
CIK 727273

United States
Securities and Exchange Commission

Washington, D. C. 20549
FORM 10-Q

(Mark One)
☑  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2018

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

As of May 4, 2018, the Registrant had 23,419,752 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.

Cadiz Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
	For the Three Months
	Ended March 31,
($ in thousands, except per share data)	2018	2017

Total revenues	$108	$108

Costs and expenses:
General and administrative	2,528	4,150
Depreciation	66	71

Total costs and expenses	2,594	4,221

Operating loss	(2,486)	(4,113)

Interest expense, net	(3,484)	(3,113)

Loss before income taxes	(5,970)	(7,226)
Income tax expense	1	1

Net loss and comprehensive loss applicable to common stock	$(5,971)	$(7,227)

Basic and diluted net loss per common share	$(0.26)	$(0.33)

Basic and diluted weighted average shares outstanding	23,075	22,097

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Balance Sheets (Unaudited)
	March 31	December 31,
($ in thousands, except per share data)	2018	2017

ASSETS

Current assets:
Cash and cash equivalents	$8,577	$13,030
Accounts receivable	38	36
Prepaid expenses and other current assets	702	411

Total current assets	9,317	13,477

Property, plant, equipment and water programs, net	45,780	45,269
Goodwill	3,813	3,813
Other assets	3,959	3,946

Total assets	$62,869	$66,505

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,168	$411
Accrued liabilities	668	2,281
Current portion of long-term debt	57	1,408
Warrant derivative liabilities	1,871	2,387

Total current liabilities	3,764	6,487

Long-term debt, net	126,782	123,768
Long-term lease obligations, net	13,544	13,276
Deferred revenue	750	750
Other long-term liabilities	923	923

Total liabilities	145,763	145,204

Stockholders' deficit:
Common stock - $.01 par value; 70,000,000 shares authorized at March 31, 2018 and December 31, 2017; shares issued and outstanding – 23,216,535 at
March 31, 2018 and 22,987,434 at December 31, 2017	232	230
Additional paid-in capital	366,580	364,806
Accumulated deficit	(449,706)	(443,735)
Total stockholders' deficit	(82,894)	(78,699)

Total liabilities and stockholders' deficit	$62,869	$66,505

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
	For the Three Months
	Ended March 31,
($ in thousands)	2018	2017

Cash flows from operating activities:
Net loss Adjustments to reconcile net loss to	$(5,971)	(7,227)
net cash used in operating activities:
Depreciation	66	71
Amortization of debt discount and issuance costs	992	742
Interest expense added to loan principal	2,361	2,038
Interest expense added to lease liability	262	226
Loss on debt conversion	1	-
Compensation charge for stock and share option awards	105	1,816
Unrealized gain on warrant derivative liabilities	(516)	-
Changes in operating assets and liabilities:
Accounts receivable	(2)	(45)
Prepaid expenses and other current assets	(291)	2,728
Other assets	(13)	(271)
Accounts payable	528	414
Accrued liabilities	(1,459)	(3,127)
Net cash used in operating activities	(3,937)	(2,635)

Cash flows from investing activities:
Additions to property, plant and equipment and water programs	(502)	(116)

Net cash used in investing activities	(502)	(116)

Cash flows from financing activities:
Principal payments on long-term debt	(14)	(14)

Net cash used in financing activities	(14)	(14)

Net decrease in cash, cash equivalents and restricted cash	(4,453)	(2,765)

Cash, cash equivalents and restricted cash, beginning of period	13,163	12,305

Cash, cash equivalents and restricted cash, end of period	$8,710	$9,540

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statement of Stockholders' Deficit (Unaudited)
($ in thousands, except share data)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2017	22,987,434	$230	$364,806	$(443,735)	$(78,699)

Issuance of shares pursuant to bond conversion	215,852	2	1,669	-	1,671

Stock-based compensation expense	-	-	105	-	105

Issuance of shares pursuant to stock awards	13,249	-	-	-	-

Net loss and comprehensive loss	-	-	-	(5,971)	(5,971)

Balance as of March 31, 2018	23,216,535	$232	$366,580	$(449,706)	$(82,894)

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Notes to the Condensed Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

 The Condensed Consolidated Financial Statements have been prepared by Cadiz Inc., also referred to as "Cadiz" or "the Company", without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2017.

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

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates and such differences may be material to the financial statements. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of results for the entire fiscal year ending December 31, 2018.

Liquidity

 The Condensed Consolidated Financial Statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $6.0 million for the three months ended March 31, 2018, compared to $7.2 million for the three months ended March 31, 2017.  The Company had working capital of $5.6 million at March 31, 2018, and used cash in its operations of $3.9 million for the three months ended March 31, 2018.

 Cash requirements during the three months ended March 31, 2018 primarily reflect certain administrative costs related to the Company's water project development efforts.  Currently, the Company's sole focus is the development of its land and water assets.

 In May 2017, the Company entered into a new $60 million credit agreement with funds affiliated with Apollo Global Management, LLC ("Apollo") that replaced and refinanced its then existing $45 million senior secured mortgage debt and provided $15 million of new senior debt to fund immediate construction related expenditures ("Senior Secured Debt"). Additionally, funds affiliated with Apollo also executed a conditional commitment letter to fund up to $240 million in construction finance expenditures for the Cadiz Valley Water Conservation, Recovery and Storage Project ("Water Project" or "Project"), subject to the satisfaction of conditions precedent.  It is intended to provide the additional resources necessary to complete the construction of Phase I of the Water Project.  Apollo's commitment for up to $240 million is conditional and Cadiz is not obligated to accept such financing from Apollo.

 The Company's Senior Secured Debt and its convertible notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company's ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on the Company's ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the Senior Secured Debt were negotiated by the parties with a view towards the Company's operating and financial condition as it existed at the time the agreements were executed.  At March 31, 2018, the Company was in compliance with its debt covenants.

 The Company's cash resources provide the Company with sufficient funds to meet its working capital needs for a period beyond one year from this quarterly report issuance date.  The Company may meet working capital requirements beyond this period through a variety of means, including construction financing, equity or debt placements, through the sale or other disposition of assets or reductions in operating costs.  Equity placements may be made using an At Market Issuance Sales Agreement ("ATM") that we entered into on March 27, 2018 under which we may issue and sell shares of our common stock having an aggregate offering price up to $15 million.  As of April 30, 2018, no shares have been issued under the ATM.  Equity placements, if made, would be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon the Company's existing stockholders.  Additionally, the Company's option to acquire an additional 124-mile extension of its Northern Pipeline will require a $20 million payment by December 2018.  The Company does not currently have the cash resources on hand to exercise this option and has engaged an investment banker to pursue alternatives that will provide the resources to allow the Company to exercise this option.  If the Company is unable to exercise this option then its Northern Pipeline opportunities will be limited to the 96-mile segment it currently owns.

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

Supplemental Cash Flow Information

 Under the terms of the Senior Secured Debt, the Company is required to pay 25% of all future quarterly interest payments in cash.  During the three months ended March 31, 2018, approximately $311 thousand in interest payments on the corporate secured debt was paid in cash.  No other payments are due on the Senior Secured Debt or the Company's convertible notes prior to their maturities.

 During the three months ended March 31, 2018, approximately $1.68 million in convertible notes were converted by certain of the Company's lenders.  As a result, 215,852 shares of common stock were issued to the lenders.

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

 In August 2016, the FASB issued an accounting standards update which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues.  This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company adopted this guidance on January 1, 2018, and the new standard had no impact on the Company's condensed consolidated financial statements.

 In November 2016, the FASB issued an accounting standards update which requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The Company adopted this guidance in the first quarter of 2018.  The balance of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is comprised of the following:

Cash, Cash Equivalents and Restricted Cash	March 31, 2018	December 31, 2017	March 31, 2017
(in thousands)

Cash and Cash Equivalents	$8,577	$13,030	$9,407
Restricted Cash included in Other Assets	133	133	133
Cash, Cash Equivalents and Restricted Cash in the Consolidated Statement of Cash Flows	$8,710	$13,163	$9,540

 The restricted cash amounts included in Other Assets primarily represent a deposit from a water project participant related to a cost-sharing agreement.

 In May 2017, the FASB issued an accounting standards update which clarifies which changes to terms or conditions of a share-based payment award require an entity to apply modification accounting, in accordance with Topic 218.  This guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those.  The Company adopted this guidance on January 1, 2018, and the new standard had no impact on the Company's condensed consolidated financial statements.

NOTE 2 – LONG-TERM DEBT

 The carrying value of the Company's secured debt approximates fair value.  The fair value of the Company's debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company by its lenders for similar debt instruments of comparable maturities by its lenders.

 The fair value of the Company's convertible debt exceeds its carrying value of approximately $70.5 million, which includes accreted interest, by approximately $46.6 million due to the increased value of its conversion feature.  The conversion feature's fair value increases as the Company's common stock price increases.  The fair value of the conversion feature (Level 3) is determined using the Black-Scholes model.  Significant inputs to the model were the conversion price ($6.75), the number of shares of common stock that could be acquired upon conversion as of March 31, 2018, the Company's stock price as of March 31, 2018 of $13.50 and stock volatility of 40%, which was determined using our publicly-traded stock price over the last two years.

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
 All options that have been issued under the above plans have been issued to officers, employees and consultants of the Company.  In total, options to purchase 507,500 shares were unexercised and outstanding on March 31, 2018 under the two equity incentive plans.

 The Company recognized no stock option related compensation costs in each of the three months ended March 31, 2018 and 2017.  Additionally, no options were exercised during the three months ended March 31, 2018.

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

 Of the total 675,000 shares reserved under the 2014 Equity Incentive Plan, 611,226 shares have been awarded to the Company directors, consultants and employees as of March 31, 2018.  Of the 611,226 shares awarded, 8,694 shares were awarded to the Company's directors for services performed during the plan year ended June 30, 2017.  These shares became effective on that date and vested on January 31, 2018.

 The Company recognized stock-based compensation costs of $105,000 and $1,816,000 for the three months ended March 31, 2018 and 2017, respectively.

Warrants

 In conjunction with the closing of the Senior Secured Debt in May 2017, the Company issued to its lender a warrant to purchase an aggregate 362,500 shares of its common stock ("Warrant").  The Company recorded a debt discount at the time of the closing of the Senior Secured Debt in the amount of $2.9 million which was the fair value of the Warrant at the time it was issued.  The debt discount is being amortized through December 2019.  The fair value of the Warrant is remeasured each reporting period, and the change in warrant value is recorded as an adjustment to the derivative liability.  The warrant has a five-year term and an exercise price of $14.94 per share, subject to adjustment.

 Total unrealized gains of $516 thousand for warrant liabilities accounted for as derivatives have been recorded in interest expense in the three months ended March 31, 2018.

NOTE 4 – INCOME TAXES

 Effective January 1, 2018, the Tax Cuts and Jobs Act ("TCJA"), which was enacted in the United States on December 22, 2017, led to the reduction of the effective federal corporate tax rate from 35% to 21%.  As of March 31, 2018, the Company had net operating loss ("NOL") carryforwards of approximately $292 million for federal income tax purposes and $172 million for California state income tax purposes.  Such carryforwards expire in varying amounts through the year 2038.  Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

 As of March 31, 2018, the Company possessed unrecognized tax benefits totaling approximately $1.8 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.

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

 Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against these assets.  Accordingly, no deferred tax asset has been reflected in the accompanying condensed consolidated balance sheet.

NOTE 5 – NET LOSS PER COMMON SHARE

 Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding.  Options, deferred stock units, warrants and the zero coupon term loan convertible into or exercisable for certain shares of the Company's common stock were not considered in the computation of net loss per share because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 11,265,000 and 11,138,000 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 6 – FAIR VALUE MEASUREMENTS

 The following table presents information about warrant derivative liabilities that are measured at fair value on a recurring basis as of March 31, 2018, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	Derivatives at Fair Value as of March 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total

Warrant derivative liabilities	-	-	(1,871)	(1,871)
Total warrant derivative liabilities	$-	$-	$(1,871)	$(1,871)

 The following table presents a reconciliation of Level 3 activity for the three month period ended March 31, 2018:

Level 3 Liabilities
(in thousands)	Warrant Derivative Liabilities

Balance at December 31, 2017	$2,387
Unrealized Gains, net	(516)
Balance at March 31, 2018	$1,871

     The Warrants are Level 3 and are valued using a lattice model that uses unobservable inputs such as volatility and future probability of issuing new shares.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

 In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the following discussion contains trend analysis and other forward-looking statements.  Forward-looking statements can be identified by the use of words such as "intends", "anticipates", "believes", "estimates", "projects", "forecasts", "expects", "plans" and "proposes".  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements.  These include, among others, our ability to maximize value from our land and water resources; and our ability to obtain new financings as needed to meet our ongoing working capital needs.  See additional discussion under the heading "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

 We believe that the long-term highest and best use of our land and water assets will be realized through the development of a combination of water supply and storage projects at our properties. Therefore, we have primarily focused on the development of the Cadiz Valley Water Conservation, Recovery and Storage Project ("Water Project" or "Project"), which will capture and conserve millions of acre-feet1 of native groundwater currently being lost to evaporation from the aquifer system beneath our 35,000-acre property in the Cadiz and Fenner valleys of eastern San Bernardino County (the "Cadiz/Fenner Property"), and deliver it to water providers throughout Southern California (see "Water Resource Development").  A second phase of the Water Project would offer storage of up to one million acre-feet of imported water in the aquifer system.  We believe that the ultimate implementation of this Water Project will provide a significant source of future cash flow.

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

 Further, the availability of supplies in California differs greatly from year to year due to natural hydrological variability.  Over the last decade, California struggled through a historic drought featuring record-low winter precipitation.  Then, following a series of strong storms that delivered record amounts of rain and snow during the 2016-2017 winter, state officials declared an end to the drought.  Yet, the 2017-2018 winter has delivered few precipitation events and, through April 2018, 65% of the State is again abnormally dry with all of Southern California experiencing abnormally dry and drought conditions, according to the US Drought Monitor.  The rapid swings between wet and dry years challenges California's traditional supply system and supports the need for reliable storage and local supply.

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

 In addition to our Water Project proposal, we are engaged in agricultural joint ventures at the Cadiz/Fenner Property that put some of the groundwater currently being lost to evaporation from the underlying aquifer system to immediate beneficial use.  We have farmed portions of the Cadiz/Fenner Property since the late 1980s relying on groundwater from the aquifer system for irrigation and the site is well-suited for various permanent and seasonal crops. Presently, the property has 2,100 acres leased for cultivation of a variety of crops, including citrus, dried-on-the-vine raisins and seasonal vegetables.

 We also continue to explore additional uses of our land and water resource assets, including renewable energy development, the marketing of our approved desert tortoise land conservation bank, which is located on our properties outside the Water Project area, and other long-term legacy uses of our properties, such as habitat conservation and cultural development.

Water Resource Development

 The Water Project is designed to capture and conserve millions of gallons of renewable native groundwater currently being lost to evaporation from the aquifer system underlying our Cadiz/Fenner Property, and provide a new reliable water supply for approximately 400,000 people in Southern California.  In this first phase, Phase I, the total quantity of groundwater to be recovered and conveyed to Water Project participants will not exceed a long-term annual average of 50,000 acre-feet per year for 50 years.  The Water Project also offers participants in Phase I the ability to carry-over their annual supply and store it in the groundwater basin from year to year.  A second phase of the Water Project, Phase II, will offer up to one million acre-feet of storage capacity that can be used to hold imported water supplies at the project area.

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

 There is no application yet before Metropolitan related to entry and transportation of Project supplies, but we expect such a formal application will be filed by SMWD, the Project's lead agency, in 2018 as the Project's contractual arrangements with participants are finalized.  Any agreement as to the terms and conditions of the Water Project's use of the CRA will be negotiated between and entered into by Metropolitan and the Project participating agencies, not the Company.  Discussions with Metropolitan regarding conveyance of Project water in the CRA have been led by SMWD, the Water Project's CEQA lead agency, and are ongoing.

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

 We remain committed to the sustainable use of our land and water assets and will continue to explore all opportunities for environmentally responsible development of these assets.  We cannot estimate which of these opportunities will ultimately be utilized.

Results of Operations

Three Months Ended March 31, 2018, Compared to Three Months Ended March 31, 2017

 We have not received significant revenues from our water resource and real estate development activity to date.  Our revenues have been limited to rental income from the FVF Lease (see "Agricultural Development", above).  As a result, we have historically incurred a net loss from operations.  We had revenues of $108 thousand for each of the three months ended March 31, 2018 and 2017.  We incurred a net loss of $6.0 million in the three months ended March 31, 2018, compared to a $7.2 million net loss during the three months ended March 31, 2017.  The higher net loss during the three months ended March 31, 2017 was primarily due to higher stock compensation related to shares earned by employees for achievement of milestone awards.

 Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e., general and administrative expense) and our interest expense.  We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

 Revenues  Revenue totaled $108 thousand for each of the three months ended March 31, 2018 and 2017. Revenues primarily related to rental income from the FVF Lease (see "Agricultural Development", above).

 General and Administrative Expenses  General and Administrative Expenses, exclusive of stock-based compensation costs, totaled $2.4 million in the three months ended March 31, 2018, compared to $2.3 million in the three months ended March 31, 2017.

 Compensation costs for stock and option awards for the three months ended March 31, 2018, were $105 thousand, compared to $1.8 million for the three months ended March 31, 2017.  The higher 2017 expense primarily reflects the vesting of milestone shares earned by employees of the Company.

 Depreciation  Depreciation expense totaled $66 thousand during the three months ended March 31, 2018, compared to $71 thousand during the three months ended March 31, 2017.

 Interest Expense, net  Net interest expense totaled $3.5 million during the three months ended March 31, 2018 compared to $3.1 million during the same period in 2017.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	March 31,
	2018	2017

Interest on outstanding debt	$3,040	$2,371
Unrealized gains on warrants, net	(516)	-
Amortization of debt discount	953	692
Amortization of deferred loan costs	39	50
Interest income	(32)	-

	$3,484	$3,113

 See Note 2 to the Condensed Consolidated Financial Statements – "Long-Term Debt".

 Income Taxes  Income tax expense was $1 thousand for each of the three months ended March 31, 2018 and 2017.  See Note 4 to the Condensed Consolidated Financial Statements – "Income Taxes".

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

 On May 25, 2017, we entered into a new $60 million credit agreement with funds affiliated with Apollo Global Management, LLC ("Apollo") that replaced and refinanced our then existing $45 million senior secured mortgage debt and provided $15 million of new senior debt to fund immediate construction related expenditures ("Senior Secured Debt").  Additionally, funds affiliated with Apollo also executed a conditional commitment letter to fund up to $240 million in construction finance expenditures for the Cadiz Water Project, subject to the satisfaction of conditions precedent.  It is intended to provide the additional resources necessary to complete the construction of Phase I of the Water Project.  Apollo's commitment for up to $240 million is conditional and Cadiz is not obligated to accept such financing from Apollo.

 The Senior Secured Debt and the convertible notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit our ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on our ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the Senior Secured Debt were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At March 31, 2018, we were in compliance with our debt covenants.

 Limitations on our liquidity and ability to raise capital may adversely affect us.  Sufficient liquidity is critical to meet our resource development activities.  We currently expect our cash on hand to be sufficient to meet our working capital needs for a period beyond one year from this quarterly report issuance date.  To the extent additional capital is required, we may increase liquidity through a variety of means, including equity or debt placements, through the lease, sale or other disposition of assets or reductions in operating costs.  Equity placements beyond the ATM would be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon our existing stockholders.

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

 At March 31, 2018, we had no outstanding credit facilities other than the Senior Secured Debt and the convertible notes.

 Cash Used in Operating Activities.  Cash used in operating activities totaled $3.9 million and $2.6 million for the three months ended March 31, 2018 and 2017, respectively.  The cash was primarily used to fund general and administrative expenses related to our water development efforts for the three month periods ended March 31, 2018 and 2017.

 Cash Used in Investing Activities.  Cash used in investing activities totaled $502 thousand for the three months ended March 31, 2018, and $116 thousand for the three months ended March 31, 2017.  The costs primarily consisted of engineering and design related to the development of the Water Project.

 Cash Used in Financing Activities.  Cash used in financing activities for each of the three months ended March 31, 2018 and 2017 was $14 thousand.

Outlook

 Short-Term Outlook.  Our cash resources of $8.6 million as of March 31, 2018 provide us sufficient funds to meet our short term working capital needs.  As we require additional working capital to fund operations, we expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities.  On March 27, 2018, we entered into an At Market Issuance Sales Agreement ("ATM") under which we may issue and sell shares of our common stock having an aggregate offering price of up to $15 million.  As of April 30, 2018, no shares had been issued under this ATM offering.  No assurances can be given, however, as to the availability or terms of any new financing.  See "Long-Term Outlook", below.  Additionally, our option to acquire an additional 124-mile extension of our Northern Pipeline will require a $20 million payment by December 2018.  We do not currently have the cash resources on hand to exercise this option and have engaged an investment banker to pursue alternatives that will provide the resources to allow us to exercise this option.  If we are unable to exercise this option then our Northern Pipeline opportunities will be limited to the 96-mile segment we currently own.

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

Recent Accounting Pronouncements

 See Note 1 to the Condensed Consolidated Financial Statements – "Basis of Presentation".

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

 As of March 31, 2018, all of the Company's indebtedness bore interest at fixed rates; therefore, the Company is not exposed to market risk from changes in interest rates on long-term debt obligations.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures
 The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chief Executive Officer (the "Principal Executive Officer") and Chief Financial Officer (the "Principal Financial Officer") and to its Board of Directors.  Based on their evaluation as of March 31, 2018, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.
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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

 Not applicable.

ITEM 3.     Defaults Upon Senior Securities

 Not applicable.

ITEM 4.     Mine Safety Disclosures

 Not applicable.

ITEM 5.     Other Information

 Not applicable.

ITEM 6.     Exhibits

 The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

10.1	At Market Issuance Sales Agreement, dated March 27, 2018, by and between Cadiz Inc. and B. Riley FBR, Inc.(1)

31.1	Certification of Scott S. Slater, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Scott S. Slater, Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

___________________________

(1)	Previously filed as an Exhibit to our Current Report on Form 8-K dated March 27, 2018 and filed on March 27, 2018

SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cadiz Inc.

By:	/s/ Scott S. Slater	May 9, 2018
	Scott S. Slater	Date
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Timothy J. Shaheen	May 9, 2018
	Timothy J. Shaheen	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)