Form 10-Q
period 2018-06-30
CADIZ INC
filed 2018-08-06
CIK 727273

United States
Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☑  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2018

OR

☐  TransitionReport Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from . . . . . to . . . . .

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

As of August 2, 2018, the Registrant had 24,450,488 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.

ii

Cadiz Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Three Months
	Ended June 30,
($ in thousands, except per share data)	2018	2017

Total revenues	$109	$108

Costs and expenses:
General and administrative	2,300	2,141
Depreciation	64	72

Total costs and expenses	2,364	2,213

Operating loss	(2,255)	(2,105)

Interest expense, net	(3,822)	(7,963)
Interest income	48	-
Loss on extinguishment of debt and debt refinancing	-	(3,501)

Loss before income taxes	(6,029)	(13,569)
Income tax expense	3	1

Net loss and comprehensive loss applicable to common stock	$(6,032)	$(13,570)

Basic and diluted net loss per common share	$(0.25)	$(0.60)

Basic and diluted weighted average shares outstanding	23,883	22,451

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
	For the Six Months
	Ended June 30,
($ in thousands, except per share data)	2018	2017

Total revenues	$217	$216

Costs and expenses:
General and administrative	4,828	6,291
Depreciation	130	143

Total costs and expenses	4,958	6,434

Operating loss	(4,741)	(6,218)

Interest expense, net	(7,338)	(11,076)
Interest income	80	-
Loss on extinguishment of debt and debt refinancing	-	(3,501)

Loss before income taxes	(11,999)	(20,795)
Income tax expense	4	2

Net loss and comprehensive loss applicable to common stock	$(12,003)	$(20,797)

Basic and diluted net loss per common share	$(0.51)	$(0.93)

Basic and diluted weighted average shares outstanding	23,482	22,275

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Balance Sheets (Unaudited)
	June 30,	December 31,
($ in thousands, except per share data)	2018	2017

ASSETS

Current assets:
Cash and cash equivalents	$20,237	$13,030
Accounts receivable	106	36
Prepaid expenses and other current assets	604	411

Total current assets	20,947	13,477

Property, plant, equipment and water programs, net	46,019	45,269
Goodwill	3,813	3,813
Other assets	3,930	3,946

Total assets	$74,709	$66,505

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$649	$411
Accrued liabilities	972	2,281
Current portion of long-term debt	57	1,408
Warrant derivative liabilities	1,528	2,387

Total current liabilities	3,206	6,487

Long-term debt, net	129,937	123,768
Long-term lease obligations, net	13,831	13,276
Deferred revenue	750	750
Other long-term liabilities	923	923

Total liabilities	148,647	145,204

Stockholders' deficit:
Common stock - $.01 par value; 70,000,000 shares
authorized at June 30, 2018 and December 31, 2017;
shares issued and outstanding – 24,425,296 at
June 30, 2018 and 22,987,434 at December 31, 2017	244	230
Additional paid-in capital	381,556	364,806
Accumulated deficit	(455,738)	(443,735)
Total stockholders' deficit	(73,938)	(78,699)

Total liabilities and stockholders' deficit	$74,709	$66,505

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
	For the Six Months
	Ended June 30,
($ in thousands)	2018	2017

Cash flows from operating activities:
Net loss	$(12,003)	$(20,797)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	130	143
Amortization of debt discount and issuance costs	1,986	1,835
Interest expense added to loan principal	4,771	4,534
Interest expense added to lease liability	543	471
Loss on debt conversion	57	55
Loss on early extinguishment of debt	-	3,501
Compensation charge for stock and share option awards	227	1,921
Unrealized gain on warrant derivative liabilities	(859)	-
Changes in operating assets and liabilities:
Accounts receivable	(70)	(11)
Prepaid expenses and other current assets	(193)	2,875
Other assets	16	(243)
Accounts payable	114	40
Accrued liabilities	(1,138)	1,464
Other long-term liabilities	-	(655)

Net cash used in operating activities	(6,419)	(4,867)

Cash flows from investing activities:
Additions to property, plant and equipment and water programs	(927)	(161)

Net cash used in investing activities	(927)	(161)

Cash flows from financing activities:
Net proceeds from the issuance of stock	14,581	-
Net proceeds from the issuance of long-term debt	-	57,190
Principal payments on long-term debt	(28)	(44,900)

Net cash provided by financing activities	14,553	12,290

Net increase in cash, cash equivalents and restricted cash	7,207	7,262

Cash, cash equivalents and restricted cash, beginning of period	13,163	12,305

Cash, cash equivalents and restricted cash, end of period	$20,370	$19,567

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statement of Stockholders' Deficit (Unaudited)

($ in thousands, except share data)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2017	22,987,434	$230	$364,806	$(443,735)	$(78,699)

Issuance of shares pursuant to ATM Offering	1,159,718	12	14,570	-	14,582

Issuance of shares pursuant to bond conversion	257,923	2	1,953	-	1,955

Stock-based compensation expense	-	-	227	-	227

Issuance of shares pursuant to stock awards	20,221	-	-	-	-

Net loss and comprehensive loss	-	-	-	(12,003)	(12,003)

Balance as of June 30, 2018	24,425,296	$244	$381,556	$(455,738)	$(73,938)

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

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates and such differences may be material to the financial statements. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of results for the entire fiscal year ending December 31, 2018.

Liquidity

 The Condensed Consolidated Financial Statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $12.0 million for the six months ended June 30, 2018, compared to $20.8 million for the six months ended June 30, 2017.  The Company had working capital of $17.7 million at June 30, 2018 and used cash in its operations of $6.4 million for the six months ended June 30, 2018.

 Cash requirements during the six months ended June 30, 2018 primarily reflect certain administrative costs related to the Company's water project development efforts.  Currently, the Company's sole focus is the development of its land and water assets.

 In March 2018, the Company entered into an At Market Issuance Sales Agreement with B. Riley FBR, Inc., under which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $15 million from time to time in an "at the market" offering (the "ATM Offering") through B. Riley FBR acting as its sales agent. The Company completed the offering during May 2018, having issued 1,159,718 shares of common stock in the ATM Offering for gross proceeds of $15 million and aggregate net proceeds of approximately $14.6 million.

 In May 2017, the Company entered into a new $60 million credit agreement with funds affiliated with Apollo Global Management, LLC ("Apollo") that replaced and refinanced its then existing $45 million senior secured mortgage debt and provided $15 million of new senior debt to fund immediate construction related expenditures ("Senior Secured Debt").

 The Company's Senior Secured Debt and its convertible notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company's ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on the Company's ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the Senior Secured Debt were negotiated by the parties with a view towards the Company's operating and financial condition as it existed at the time the agreements were executed.  At June 30, 2018, the Company was in compliance with its debt covenants.

 The Company's cash resources provide the Company with sufficient funds to meet its working capital needs for a period beyond one year from this quarterly report issuance date.  The Company may meet working capital requirements beyond this period through a variety of means, including construction financing, equity or debt placements, through the sale or other disposition of assets or reductions in operating costs.  Equity placements would be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon the Company's existing stockholders.  Further, the Company's option to acquire an additional 124-mile extension of its Northern Pipeline will require a $20 million payment by December 2018.  The Company does not currently have the cash resources on hand to exercise this option and has engaged an investment banker to pursue alternatives that will provide the resources to allow the Company to exercise this option.  If the Company is unable to exercise this option, then its Northern Pipeline opportunities will be limited to the 96-mile segment it currently owns.

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

Supplemental Cash Flow Information

 Under the terms of the Senior Secured Debt, the Company is required to pay 25% of all future quarterly interest payments in cash.  During the six months ended June 30, 2018, approximately $630 thousand in interest payments on the corporate secured debt was paid in cash.  No other payments are due on the Senior Secured Debt or the Company's convertible notes prior to their maturities.

 During the six months ended June 30, 2018, approximately $1.96 million in convertible notes were converted by certain of the Company's lenders.  As a result, 257,923 shares of common stock were issued to the lenders.

Recent Accounting Pronouncements

Accounting Guidance Not Yet Adopted

 In June 2018, the Financial Accounting Standards Board ("FASB") issued an accounting standards update which simplifies the accounting for share-based payments granted to nonemployees for goods and services.  This update is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years.  The Company is currently evaluating this new guidance and cannot determine the impact of this standard at this time.

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

Cash, Cash Equivalents and Restricted Cash	June 30, 2018	December 31, 2017	June 30, 2017
(in thousands)

Cash and Cash Equivalents	$20,237	$13,030	$19,434
Restricted Cash included in Other Assets	133	133	133
Cash, Cash Equivalents and Restricted Cash in the Consolidated Statement of Cash Flows	$20,370	$13,163	$19,567

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

 The fair value of the Company's convertible debt exceeds its carrying value of approximately $67.2 million, which includes accreted interest, by approximately $42.9 million due to the increased value of its conversion feature.  The conversion feature's fair value increases as the Company's common stock price increases.  The fair value of the conversion feature (Level 3) is determined using the Black-Scholes model.  Significant inputs to the model were the conversion price ($6.75), the number of shares of common stock that could be acquired upon conversion as of June 30, 2018, the Company's stock price as of June 30, 2018 of $13.10 and stock volatility of 40%, which was determined using our publicly-traded stock price over the last two years.

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
 All options that have been issued under the above plans have been issued to officers, employees and consultants of the Company.  In total, options to purchase 507,500 shares were unexercised and outstanding on June 30, 2018 under the two equity incentive plans.

 The Company recognized no stock option related compensation costs in each of the six months ended June 30, 2018 and 2017.  Additionally, no options were exercised during the six months ended June 30, 2018.

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

 Of the total 675,000 shares reserved under the 2014 Equity Incentive Plan, 627,699 shares have been awarded to the Company directors, consultants and employees as of June 30, 2018.  Of the 627,699 shares awarded, 10,224 shares were awarded to the Company's directors for services performed during the plan year ended June 30, 2018.  These shares will vest and be issued on January 31, 2019.

 The Company recognized stock-based compensation costs of $122,000 and $105,000 for the three months ended June 30, 2018 and 2017, respectively; $227,000 and $1,921,000 for the six months ended June 30, 2018 and 2017, respectively.

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

 Total unrealized gains of $859 thousand for warrant liabilities accounted for as derivatives have been recorded in interest expense in the six months ended June 30, 2018.

NOTE 4 – INCOME TAXES

 Effective January 1, 2018, the Tax Cuts and Jobs Act ("TCJA"), which was enacted in the United States on December 22, 2017, led to the reduction of the effective federal corporate tax rate from 35% to 21%.  As of June 30, 2018, the Company had net operating loss ("NOL") carryforwards of approximately $297 million for federal income tax purposes and $177 million for California state income tax purposes.  Such carryforwards expire in varying amounts through the year 2038.  Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

 As of June 30, 2018, the Company possessed unrecognized tax benefits totaling approximately $1.8 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.

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

NOTE 5 – NET LOSS PER COMMON SHARE

 Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding.  Options, deferred stock units, warrants and the zero coupon term loan convertible into or exercisable for certain shares of the Company's common stock were not considered in the computation of net loss per share because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 11,266,000 and 10,777,000 for the three months ended June 30, 2018 and 2017, respectively; and 11,265,000 and 10,736,000 for the six months ended June 30, 2018 and 2017, respectively.

NOTE 6 – FAIR VALUE MEASUREMENTS

 The following table presents information about warrant derivative liabilities that are measured at fair value on a recurring basis as of June 30, 2018, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	Derivatives at Fair Value as of June 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Total

Warrant derivative liabilities	$-	$-	$(1,528)	$(1,528)
Total warrant derivative liabilities	$-	$-	$(1,528)	$(1,528)

 The following table presents a reconciliation of Level 3 activity for the three month period ended June 30, 2018:

Level 3 Liabilities
(in thousands)	Warrant Derivative Liabilities

Balance at March 31, 2018	$1,871
Unrealized Gains, net	(343)
Balance at June 30, 2018	$1,528

 The following table presents a reconciliation of Level 3 activity for the six month period ended June 30, 2018:

Level 3 Liabilities
(in thousands)	Warrant Derivative Liabilities

Balance at December 31, 2017	$2,387
Unrealized Gains, net	(859)
Balance at June 30, 2018	$1,528

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

 Further, the availability of supplies in California differs greatly from year to year due to natural hydrological variability.  Over the last decade, California struggled through a historic drought featuring record-low winter precipitation.  Then, following a series of strong storms that delivered record amounts of rain and snow during the 2016-2017 winter, the State recovered.  Yet, the 2017-2018 winter has delivered few precipitation events and, through July 2018, 86% of the State is again abnormally dry with all of Southern California experiencing drought conditions, according to the US Drought Monitor.  Drought, dry conditions and rapid swings between wet and dry years challenges California's traditional supply system and supports the need for reliable storage and local supply.

 Given the variety of challenges and limitations faced by the State's traditional infrastructure, Southern California water providers are presently pursuing investments in storage, supply and infrastructure to meet long-term demand.  The Cadiz Water Project is a local supply option in Southern California that would help address the region's water supply challenges by providing new reliable supply and local groundwater storage opportunities (see "Water Resource Development" below) in both dry and wet years. Following a multi-year California Environmental Quality Act ("CEQA") review and permitting process, the Water Project received permits that allow the capture and conservation of 2.5 million acre-feet of groundwater over 50 years in accordance with the terms of a groundwater management plan approved by San Bernardino County, the public agency responsible for groundwater use at the project area.

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

Water Resource Development

 The Water Project is designed to capture and conserve millions of gallons of renewable native groundwater currently being lost to evaporation from the aquifer system underlying our Cadiz/Fenner Property and provide a new reliable water supply for approximately 400,000 people in Southern California.  In this first phase, Phase I, the total quantity of groundwater to be recovered and conveyed to Water Project participants will not exceed a long-term annual average of 50,000 acre-feet per year for 50 years.  The Water Project also offers participants in Phase I the ability to carry-over their annual supply and store it in the groundwater basin from year to year.  A second phase of the Water Project, Phase II, will offer up to one million acre-feet of storage capacity that can be used to hold imported water supplies at the project area.

 Water Project facilities required for Phase I primarily include, among other things:

•	High-yield wells designed to efficiently recover available native groundwater at the Water Project area;

•	A water conveyance pipeline to deliver water from the well-field to the CRA for further delivery to Project participants; and

•	An energy source to provide power to the well-field, pipeline and pumping facilities.

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

 In October 2017, the US Bureau of Land Management ("BLM") provided a letter finding that the Project's proposed use of a portion of the Arizona & California Railroad Company ("ARZC") right-of-way from Cadiz to the CRA in Freda, California to construct and operate the Water Project's water conveyance pipeline and related railroad improvements is within the scope of the original right-of-way grant and not subject to additional permitting.  The buried pipeline would be constructed parallel to the railroad tracks and be used to convey water between our Cadiz Valley property and the CRA.

 Construction of Water Project facilities that would allow for the delivery of up to 75,000 acre-feet in any one year is expected to cost approximately $310 million and will require capital financing that we expect will be secured by definitive Purchase and Sale Agreements with Project participants and the new facility assets.

 In addition to finalizing construction financing terms, prior to construction, the Water Project must (1) finalize contracts with Project participating agencies, (2) secure transportation arrangements to deliver water into each participant's service area, and (3) complete final design, engineering and construction permitting.  Below is a discussion of present activities to advance these objectives.

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

 Agreements entered into prior to the beginning of the CEQA review process provide to participants the right to acquire an annual supply of 5,000 acre-feet of water at $775 per acre-foot (2010 dollars, subject to adjustment), which is competitive with the incremental cost of new water.  In addition, these agencies received options to acquire storage rights in the Water Project to allow for the management of their Water Project supplies in complement with their own water resources.  Up to 150,000 acre-feet of carry-over storage is available for reservation by the agencies prior to construction commencement.  Participants that elect to achieve year-to-year flexibility in their use of Project water by utilizing carry-over storage will reserve storage capacity for $1,500 per acre-foot prior to construction.
 LOIs that have been entered into since completion of the CEQA review process reserve supplies from the Water Project at $960 per acre-foot (2014 dollars, subject to adjustment).  These LOIs also include the option to reserve carry-over storage capacity for $1,500 per acre-foot prior to construction.
 Presently, total reservations of supplies from the Water Project via these Agreements are in excess of Water Project capacity.  Prior to construction of the Water Project, we expect to convert existing option agreements and LOIs to purchase agreements.  We are working collaboratively with the participating water agencies to account for any oversubscription in the final definitive Purchase and Sale Agreements and allow for inclusive participation across Southern California.

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

 There is no application yet before Metropolitan related to entry and transportation of Project supplies, but we expect such a formal application will be filed by SMWD, the Project's lead agency, as the Project's contractual arrangements with participants are finalized.  Any agreement as to the terms and conditions of the Water Project's use of the CRA will be negotiated between and entered into by Metropolitan and the Project participating agencies, not the Company.  Discussions with Metropolitan regarding conveyance of Project water in the CRA have been led by SMWD, the Water Project's CEQA lead agency, and are ongoing.

 Water Project supplies entering the CRA will comply with Metropolitan's published engineering, design and water quality standards and will be subject to all applicable fees and charges routinely established by Metropolitan for the conveyance of water within its service territory.  Total dissolved solids or salts in the Cadiz water supply are substantially lower than the water in the CRA.  Other constituents that are already lower than State and Federal standards but potentially higher than the water in the CRA will be lowered via treatment to ambient levels or removed entirely.   We believe there are multiple benefits that can be secured by MWD upon making space reasonably available for Water Project supplies and providing the region the flexibility of relying on the Water Project in both wet and dry years.

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

 Phase II

 In a second phase of the Water Project, we expect to make available up to one million acre-feet of capacity in the aquifer system for storage of surplus water conveyed to the Project area.  Under the Imported Water Storage Component, or Phase II, water from the Colorado River or the State Water Project could be conveyed to spreading basins that would be constructed on our private property to percolate into the aquifer system and held in storage. When needed, previously stored water would be returned to Phase II participating agencies via the Project's 43-mile conveyance pipeline to the CRA, described above, or via some or all of an existing 220-mile pipeline that extends from our Cadiz/Fenner property northwest to Barstow and from there onwards to Wheeler Ridge, California (see "Northern Pipeline" below).

 Phase II has already been the subject of programmatic environmental review in accordance with CEQA, but still requires project-level environmental review and permitting once participating agencies are identified. Phase II may also require federal permits subject to the National Environmental Policy Act, or NEPA.

 Northern Pipeline

 We currently own a 96-mile existing idle natural gas 30-inch pipeline that extends from the Cadiz/Fenner Property to Barstow, California and intend to convert this pipeline to allow for the transportation of water. The Barstow area serves as a hub for water delivered from northern and central California to communities in Southern California's High Desert.  In addition, we hold an option to purchase a further 124-mile segment of this pipeline from Barstow to Wheeler Ridge, California, for $20 million.  This option expires in December 2018.  We do not currently have the cash resources on hand to exercise this option and have engaged an investment banker to pursue alternatives that will provide the resources that would allow us to exercise it.  If we are unable to exercise this option, then our Northern Pipeline opportunities will be limited to the 96-mile segment we currently own.

 Initial feasibility studies have indicated that, upon conversion, the 30-inch pipeline could transport between 18,000 and 30,000 acre-feet of water per year between the Water Project area and various points along the Central and Northern California water transportation network. As a result, this pipeline could create significant opportunities for our water resource development efforts.

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

Agricultural Development

 Our Cadiz/Fenner Property, consisting of approximately 35,000 acres of desert land, is zoned for agricultural development.  In 1993, we secured conditional use permits to develop agriculture on up to 9,600 acres of the property and withdraw groundwater from the underlying aquifer system for irrigation.  We have since maintained various levels of crops on the Property as we developed the Water Project.  In 2013, we entered into a lease agreement with a third party to develop up to 1,480 acres of lemons at the site, 640 acres of which have been planted to date.

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

Results of Operations

Three Months Ended June 30, 2018, Compared to Three Months Ended June 30, 2017

 We have not received significant revenues from our water resource and real estate development activity to date.  Our revenues have been limited to rental income from the FVF Lease (see "Agricultural Development", above).  As a result, we have historically incurred a net loss from operations.  We had revenues of $109 thousand for the three months ended June 30, 2018, compared to $108 thousand for the three months ended June 30, 2017.  We incurred a net loss of $6.0 million in the three months ended June 30, 2018, compared to a $13.6 million net loss during the three months ended June 30, 2017.  The higher net loss during the three months ended June 30, 2017 was primarily due to a $3.5 million loss on extinguishment of debt and a recorded liability of $3.9 million related to other closing costs associated with the Senior Secured Debt financing (see "Liquidity and Capital Resources", below).

 Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e., general and administrative expense) and our interest expense.  We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

 Revenues  Revenue totaled $109 thousand for the three months ended June 30, 2018, compared to $108 thousand for the three months ended June 30, 2017.  Revenues are primarily related to rental income from the FVF Lease (see "Agricultural Development", above).

 General and Administrative Expenses  General and Administrative Expenses, exclusive of stock-based compensation costs, totaled $2.2 million in the three months ended June 30, 2018, compared with $2.0 million in the three months ended June 30, 2017.

 Compensation costs for stock and option awards for the three months ended June 30, 2018, were $122 thousand, compared to $105 thousand for the three months ended June 30, 2017.

 Depreciation  Depreciation expense totaled $64 thousand during the three months ended June 30, 2018, compared to $72 thousand during the three months ended June 30, 2017.

 Interest Expense, net  Net interest expense totaled $3.8 million during the three months ended June 30, 2018 compared to $8.0 million during the same period in 2017.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	June 30,
	2018	2017

Interest on outstanding debt	$3,116	$2,840
Unrealized (gain)/loss on warrants, net	(343)	3,983
Amortization of debt discount	1,028	1,091
Amortization of deferred loan costs	21	49

	$3,822	$7,963

 Interest Income  Interest income totaled $48 thousand for the three months ended June 30, 2018, compared to zero for the three months ended June 30, 2017.

 Income Taxes  Income tax expense was $3 thousand for the three months ended June 30, 2018, compared to $1 thousand for the three months ended June 30, 2017.  See Note 4 to the Condensed Consolidated Financial Statements – "Income Taxes".

Six Months Ended June 30, 2018, Compared to Six Months Ended June 30, 2017

 We had revenues of $217 thousand for the six months ended June 30, 2018, compared with $216 thousand in revenues during the six months ended June 30, 2017.  We incurred a net loss of $12.0 million in the six months ended June 30, 2018, compared with a $20.8 million net loss during the six months ended June 30, 2017. The higher year to date net loss in 2017 was primarily due to a $3.5 million loss on extinguishment of debt and a recorded liability of $3.9 million related to other closing costs associated with the Senior Secured Debt financing (see "Liquidity and Capital Resources", below). The higher 2017 loss was also related to approximately $1.7 million in stock compensation related to the vesting of milestone shares earned by employees.

 Revenues  We had revenues of $217 thousand during the six months ended June 30, 2018, and $216 thousand during the six months ended June 30, 2017.  Revenues are primarily related to rental income from the FVF Lease (see "Agricultural Development", above).

 General and Administrative Expenses  General and administrative expenses, exclusive of stock-based compensation costs, totaled $4.6 million in the six months ended June 30, 2018, compared with $4.4 million for the six months ended June 30, 2017.

 Compensation costs from stock and option awards for the six months ended June 30, 2018, totaled $0.2 million compared with $1.9 million for the six months ended June 30, 2017.  The higher 2017 expense primarily reflects the vesting of milestone shares earned by employees.

 Depreciation  Depreciation expense totaled $130 thousand for the six months ended June 30, 2018, and $143 thousand for the six months ended June 30, 2017.

 Interest Expense, net  Net interest expense totaled $7.3 million during the six months ended June 30, 2018, compared to $11.1 million during the same period in 2017.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Six Months Ended
	June 30,
	2018	2017

Interest on outstanding debt	$6,156	$5,211
Unrealized (gain)/loss on warrants, net	(859)	3,983
Amortization of debt discount	1,981	1,783
Amortization of deferred loan costs	60	99

	$7,338	$11,076

 Interest Income  Interest income totaled $80 thousand for the six months ended June 30, 2018, compared to zero for the six months ended June 30, 2017.

 Income Taxes  Income tax expense was $4 thousand for the six months ended June 30, 2018, compared to $2 thousand for the six months ended June 30, 2017.  See Note 4 to the Consolidated Financial Statements – "Income Taxes".

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

 In March 2018, we entered into an At Market Issuance Sales Agreement with B. Riley FBR, Inc., under which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $15 million from time to time in an "at the market" offering (the "ATM Offering") through B. Riley FBR acting as its sales agent.  We completed the offering during May 2018 having issued 1,159,718 shares of common stock in the ATM Offering for gross proceeds of $15 million and aggregate net proceeds of approximately $14.6 million.

 In May 2017, we entered into a new $60 million credit agreement with funds affiliated with Apollo Global Management, LLC ("Apollo") that replaced and refinanced our then existing $45 million senior secured mortgage debt and provided $15 million of new senior debt to fund immediate construction related expenditures ("Senior Secured Debt").

 The Senior Secured Debt and the convertible notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit our ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on our ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the Senior Secured Debt were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At June 30, 2018, we were in compliance with our debt covenants.

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

 At June 30, 2018, we had no outstanding credit facilities other than the Senior Secured Debt and the convertible notes.

 Cash Used in Operating Activities.  Cash used in operating activities totaled $6.4 million and $4.9 million for the six months ended June 30, 2018 and 2017, respectively.  The cash was primarily used to fund general and administrative expenses related to our water development efforts for the six-month periods ended June 30, 2018 and 2017.

 Cash Used in Investing Activities.  Cash used in investing activities totaled $927 thousand for the six months ended June 30, 2018, and $161 thousand for the six months ended June 30, 2017.  The costs primarily consisted of engineering and design related to the development of the Water Project.

 Cash Provided by Financing Activities.  Cash provided by financing activities for the six months ended June 30, 2018 was $14.6 million compared to $12.3 million for the six months ended June 30, 2017.  The 2018 amount includes $14.6 million of net proceeds from the issuance of stock in an ATM Offering.  The 2017 amount includes $12.3 million of net proceeds from the issuance of long term debt.

Outlook

 Short-Term Outlook.  Our cash resources of $20.2 million as of June 30, 2018 provide us sufficient funds to meet our short term working capital needs.  As we require additional working capital to fund operations, we expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities.  No assurances can be given, however, as to the availability or terms of any new financing.  See "Long-Term Outlook", below.  Further, our option to acquire an additional 124-mile extension of our Northern Pipeline will require a $20 million payment by December 2018.  We do not currently have the cash resources on hand to exercise this option and have engaged an investment banker to pursue alternatives that will provide the resources to allow us to exercise this option.  If we are unable to exercise this option, then our Northern Pipeline opportunities will be limited to the 96-mile segment we currently own.

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

Recent Accounting Pronouncements

 See Note 1 to the Condensed Consolidated Financial Statements – "Basis of Presentation".

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

 As of June 30, 2018, all of the Company's indebtedness bore interest at fixed rates; therefore, the Company is not exposed to market risk from changes in interest rates on long-term debt obligations.

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures
 The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chief Executive Officer (the "Principal Executive Officer") and Chief Financial Officer (the "Principal Financial Officer") and to its Board of Directors.  Based on their evaluation as of June 30, 2018, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.
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

 Prior to construction of the Water Project, terms for moving water supplies in the Colorado River Aqueduct must be negotiated with Metropolitan Water District of Southern California ("Metropolitan"), which owns and controls the CRA.  Water Project supplies entering the CRA will comply with Metropolitan's published engineering, design and water quality standards and will be subject to all applicable fees and charges routinely established by Metropolitan for the conveyance of water within its service territory.  The Metropolitan Board must consider and approve the terms and conditions of the Water Project's use of the CRA to transport water to its participating agencies.  The Project has not yet filed an application for access to the CRA at Metropolitan, but we expect such a formal application will be filed as the Project's contractual arrangements with participants are finalized.

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

 Finally, the statutes, regulations and ordinances governing the approval processes provide third parties the opportunity to challenge proposed plans and approvals.  Opposition from third parties will cause delays and increase the costs of our development efforts or preclude such development entirely.  While we have worked with representatives of various environmental and third-party interests and agencies to minimize and mitigate the impacts of our planned projects, certain groups may remain opposed to our development plans and pursue legal action.  Most recently, the Center for Biological Diversity ("CBD") filed a lawsuit against the U.S. Bureau of Land Management ("BLM") and others challenging BLM's determination that the Company's lease of the ARZC right-of-way from the ARZC may proceed without approval from the BLM.  The Company is seeking to intervene as a defendant in this lawsuit in order to protect its interests.  CBD has filed previous unsuccessful actions against the Project; however, we cannot predict what impact, if any, this current lawsuit may have on the Project.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

 Not applicable.

ITEM 3.  Defaults Upon Senior Securities

 Not applicable.

ITEM 4.  Mine Safety Disclosures

 Not applicable.

ITEM 5.  Other Information

 The date of the Company's 2018 Annual Meeting of Stockholders (the "Annual Meeting") has not yet been definitively determined; however, the Annual Meeting will be held prior to the end of calendar year 2018 in accordance with applicable Nasdaq requirements.  Qualified stockholder proposals (including a proposal made pursuant to the Securities and Exchange Commission's Rule 14a-8 and any notice on Schedule 14N) to be presented at the Annual Meeting must be received not later than August 31, 2018 by the Secretary of the Company at 550 S. Hope Street, Suite 2850, Los Angeles California 90071.  These proposals must comply with applicable Delaware law, the rules and regulations promulgated by the Securities and Exchange Commission and the procedures set forth in the Company's Bylaws, as amended.

ITEM 6.  Exhibits

 The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

10.1	Cooperation Agreement, dated as of May 1, 2018, between Water Asset Management, LLC and Cadiz Inc.(1)

31.1	Certification of Scott S. Slater, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Scott S. Slater, Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________________________

(1)	Previously filed as an Exhibit to our Current Report on Form 8-K dated May 1, 2018 and filed on May 3, 2018

SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cadiz Inc.

By:	/s/ Scott S. Slater	August 6, 2018
	Scott S. Slater	Date
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Timothy J. Shaheen	August 6, 2018
	Timothy J. Shaheen	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)