Form 10-Q
period 2018-09-30
CADIZ INC
filed 2018-11-08
CIK 727273

United States
Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☑   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer" , "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:
☐  Large accelerated filer     ☑ Accelerated filer     ☐  Non-accelerated filer
☑  Smaller Reporting Company     ☐  Emerging growth company

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

As of November 2, 2018, the Registrant had 24,517,059 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.

Cadiz Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Three Months
	Ended September 30,
($ in thousands, except per share data)	2018	2017

Total revenues	$112	$111

Costs and expenses:
General and administrative	2,536	2,456
Depreciation	64	69

Total costs and expenses	2,600	2,525

Operating loss	(2,488)	(2,414)

Interest expense, net	(3,829)	(3,586)
Interest income	77	9

Loss before income taxes	(6,240)	(5,991)
Income tax expense	-	1

Net loss and comprehensive loss applicable to common stock	$(6,240)	$(5,992)

Basic and diluted net loss per common share	$(0.26)	$(0.26)

Basic and diluted weighted average shares outstanding	24,451	22,857

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Nine Months
	Ended September 30,
($ in thousands, except per share data)	2018	2017

Total revenues	$329	$327

Costs and expenses:
General and administrative	7,364	8,747
Depreciation	194	212

Total costs and expenses	7,558	8,959

Operating loss	(7,229)	(8,632)

Interest expense, net	(11,167)	(14,662)
Interest income	157	9
Loss on extinguishment of debt and debt refinancing	-	(3,501)

Loss before income taxes	(18,239)	(26,786)
Income tax expense	4	3

Net loss and comprehensive loss applicable to common stock	$(18,243)	$(26,789)

Basic and diluted net loss per common share	$(0.77)	$(1.19)

Basic and diluted weighted average shares outstanding	23,809	22,471

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Balance Sheets (Unaudited)
	September 30,	December 31,
($ in thousands, except per share data)	2018	2017

ASSETS

Current assets:
Cash and cash equivalents	$17,667	$13,030
Accounts receivable	106	36
Prepaid expenses and other current assets	535	411

Total current assets	18,308	13,477

Property, plant, equipment and water programs, net	46,302	45,269
Goodwill	3,813	3,813
Other assets	3,901	3,946

Total assets	$72,324	$66,505

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,086	$411
Accrued liabilities	889	2,281
Current portion of long-term debt	58	1,408
Warrant derivative liabilities	1,119	2,387

Total current liabilities	3,152	6,487

Long-term debt, net	133,287	123,768
Long-term lease obligations, net	14,121	13,276
Deferred revenue	750	750
Other long-term liabilities	923	923

Total liabilities	152,233	145,204

Stockholders' deficit:
Common stock - $.01 par value; 70,000,000 shares
authorized at September 30, 2018 and December 31, 2017;
shares issued and outstanding – 24,453,358 at
September 30, 2018 and 22,987,434 at December 31, 2017	245	230
Additional paid-in capital	381,824	364,806
Accumulated deficit	(461,978)	(443,735)
Total stockholders' deficit	(79,909)	(78,699)

Total liabilities and stockholders' deficit	$72,324	$66,505

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)
	For the Nine Months
	Ended September 30,
($ in thousands)	2018	2017

Cash flows from operating activities:
Net loss Adjustments to reconcile net loss to	$(18,243)	(26,789)
net cash used in operating activities:
Depreciation	194	212
Amortization of debt discount and issuance costs	3,002	2,829
Interest expense added to loan principal	7,246	6,884
Interest expense added to lease liability	827	718
Loss on debt conversion	83	56
Loss on early extinguishment of debt	-	3,501
Compensation charge for stock and share option awards	350	2,027
Unrealized (gain) loss on warrant derivative liabilities	(1,268)	3,747
Changes in operating assets and liabilities:
Accounts receivable	(70)	(17)
Prepaid expenses and other current assets	(124)	2,866
Other assets	45	(214)
Accounts payable	502	(53)
Accrued liabilities	(1,188)	(3,493)
Net cash used in operating activities	(8,644)	(7,726)

Cash flows from investing activities:
Additions to property, plant and equipment and water programs	(1,258)	(671)

Net cash used in investing activities	(1,258)	(671)

Cash flows from financing activities:
Net proceeds from the issuance of stock	14,581	-
Net proceeds from the issuance of long-term debt	-	57,190
Principal payments on long-term debt	(42)	(44,910)

Net cash provided by financing activities	14,539	12,280

Net increase in cash, cash equivalents and restricted cash	4,637	3,883

Cash, cash equivalents and restricted cash, beginning of period	13,163	12,305

Cash, cash equivalents and restricted cash, end of period	$17,800	$16,188

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Stockholders' Deficit (Unaudited)

($ in thousands, except share data)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2016	21,768,864	$218	$355,336	$(409,871)	$(54,317)

Issuance of shares to lenders	29,706	-	433	-	433

Issuance of shares pursuant to bond conversion	326,163	3	2,253	-	2,256

Stock-based compensation expense	405,643	4	2,122	-	2,126

Net loss and comprehensive loss	-	-	-	(26,789)	(26,789)

Balance as of September 30, 2017	22,530,376	$225	$360,144	$(436,660)	$(76,291)

Balance as of December 31, 2017	22,987,434	$230	$364,806	$(443,735)	$(78,699)

Issuance of shares pursuant to ATM Offering	1,159,718	12	14,570	-	14,582

Issuance of shares pursuant to bond conversion	279,480	3	2,098	-	2,101

Stock-based compensation expense	-	-	350	-	350

Issuance of shares pursuant to stock awards	26,726	-	-	-	-

Net loss and comprehensive loss	-	-	-	(18,243)	(18,243)

Balance as of September 30, 2018	24,453,358	$245	$381,824	$(461,978)	$(79,909)

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

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates and such differences may be material to the financial statements. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of results for the entire fiscal year ending December 31, 2018.

Liquidity

 The Condensed Consolidated Financial Statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $18.2 million for the nine months ended September 30, 2018, compared to $26.8 million for the nine months ended September 30, 2017.  The Company had working capital of $15.2 million at September 30, 2018 and used cash in its operations of $8.6 million for the nine months ended September 30, 2018.

 Cash requirements during the nine months ended September 30, 2018 primarily reflect certain administrative costs related to the Company's water project development efforts.  Currently, the Company's sole focus is the development of its land and water assets.

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

 In May 2017, the Company entered into a $60 million credit agreement with funds affiliated with Apollo Global Management, LLC ("Apollo") that replaced and refinanced its then existing $45 million senior secured mortgage debt and provided $15 million of new senior debt to fund immediate construction related expenditures ("Senior Secured Debt").

 The Company's Senior Secured Debt and its convertible notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company's ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on the Company's ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the Senior Secured Debt were negotiated by the parties with a view towards the Company's operating and financial condition as it existed at the time the agreements were executed.  At September 30, 2018, the Company was in compliance with its debt covenants.

 The Company's cash resources provide the Company with sufficient funds to meet its working capital needs for a period beyond one year from this quarterly report issuance date.  Additionally, the Company has principal and interest payments aggregating approximately $80.3 million coming due in March 2020 related to its Convertible Senior Notes to the extent the noteholders, who have the right to convert at any time into the Company's common stock at a conversion rate of $6.75 per share, do not convert prior to March 2020.  The Company's Senior Secured Debt of approximately $65.1 million as of September 30, 2018, could also become due as early as December 2019, if the Convertible Senior Notes have not been converted by that time and the Company's stock price is less than 120% of the conversion rate and according to additional terms of the debt agreement as further disclosed in the Company's 2017 Form 10-K.  The Company may meet working capital requirements beyond this one year period as well as the payment due under the terms of the Convertible Senior Notes through a variety of means, including construction financing, equity placements, through the sale or other disposition of assets, extension or refinancing of the Senior Secured Debt or the Convertible Senior Notes due March 2020, or reductions in operating costs.  Equity placements would be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon the Company's existing stockholders.  Further, the Company's option to acquire an additional 124-mile extension of its Northern Pipeline will require a $20 million payment by December 2018.  The Company does not currently have the cash resources on hand to exercise this option and has engaged an investment banker to pursue alternatives intended to provide the resources to allow the Company to exercise this option.  If the Company is unable to exercise this option, then its Northern Pipeline opportunities will be limited to the 96-mile segment it currently owns.

 Limitations on the Company's liquidity and ability to raise capital may adversely affect it.  Sufficient liquidity is critical to meet the Company's resource development activities.  Although the Company currently expects its sources of capital to be sufficient to meet its near-term liquidity needs, there can be no assurance that its liquidity requirements will continue to be satisfied.  Specifically, the Company does not have adequate resources currently to meet the obligations related to the (1) Senior Secured Debt which could come do as early as December 2019 as described above or (2) the Convertible Senior Notes coming due in March 2020 to the extent these notes are not converted.  Accordingly, the Company will need to refinance or extend the maturity date of these debt obligations or raise additional capital from other sources.  If the Company cannot raise needed funds, it might be forced to make substantial reductions in its operating expenses, which could adversely affect its ability to implement its current business plan and ultimately its viability as a company.

Supplemental Cash Flow Information

 Under the terms of the Senior Secured Debt, the Company is required to pay 25% of all future quarterly interest payments in cash.  During the nine months ended September 30, 2018, approximately $958 thousand in interest payments on the corporate secured debt was paid in cash.  No other payments are due on the Senior Secured Debt or the Company's convertible notes prior to their maturities.

 During the nine months ended September 30, 2018, approximately $2.11 million in convertible notes were converted by certain of the Company's lenders.  As a result, 279,480 shares of common stock were issued to the lenders.

Recent Accounting Pronouncements

Accounting Guidance Not Yet Adopted

 In August 2018, the Financial Accounting Standards Board ("FASB") issued an accounting standards update which modifies the disclosure requirements for fair value measurements.  This update is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted.  The Company is currently evaluating this new guidance and cannot determine the impact of this standard at this time.

 In June 2018, the FASB issued an accounting standards update which simplifies the accounting for share-based payments granted to nonemployees for goods and services.  This update is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years.  The Company is currently evaluating this new guidance and cannot determine the impact of this standard at this time.

 In February 2016, the FASB issued an accounting standards update related to lease accounting, which establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Similarly, lessors will be required to classify leases as sales-type, finance or operating, with classification affecting the pattern of income recognition. Classification for both lessees and lessors will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract. This guidance is effective January 1, 2019, but early adoption is permitted. The Company is currently evaluating this new guidance and cannot determine the impact of this standard at this time.

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

Cash, Cash Equivalents and Restricted Cash	September 30, 2018	December 31, 2017	September 30, 2017
(in thousands)

Cash and Cash Equivalents	$17,667	$13,030	$16,055
Restricted Cash included in Other Assets	133	133	133
Cash, Cash Equivalents and Restricted Cash in the Consolidated Statement of Cash Flows	$17,800	$13,163	$16,188

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

 The fair value of the Company's convertible debt exceeds its carrying value of approximately $72.6 million, which includes accreted interest, by approximately $24.6 million due to the increased value of its conversion feature.  The conversion feature's fair value increases as the Company's common stock price increases.  The fair value of the conversion feature (Level 3) is determined using the Black-Scholes model.  Significant inputs to the model were the conversion price ($6.75), the number of shares of common stock that could be acquired upon conversion as of September 30, 2018, the Company's stock price as of September 30, 2018 of $11.15 and stock volatility of 44%, which was determined using our publicly-traded stock price over the last 18 months.

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

 All options that have been issued under the above plans have been issued to officers, employees and consultants of the Company.  In total, options to purchase 507,500 shares were unexercised and outstanding on September 30, 2018 under the two equity incentive plans.

 The Company recognized no stock option related compensation costs in each of the nine months ended September 30, 2018 and 2017.  Additionally, no options were exercised during the nine months ended September 30, 2018.

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

 Of the total 675,000 shares reserved under the 2014 Equity Incentive Plan, 634,204 shares have been awarded to the Company directors, consultants and employees as of September 30, 2018.  Of the 634,204 shares awarded, 10,224 shares were awarded to the Company's directors for services performed during the plan year ended June 30, 2018.  These shares will vest and be issued on January 31, 2019.

 The Company recognized stock-based compensation costs of $123,000 and $107,000 for the three months ended September 30, 2018 and 2017, respectively; $350,000 and $2,027,000 for the nine months ended September 30, 2018 and 2017, respectively.

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

 Total unrealized gains of $1.27 million for warrant liabilities accounted for as derivatives have been recorded in interest expense in the nine months ended September 30, 2018.

NOTE 4 – INCOME TAXES

 Effective January 1, 2018, the Tax Cuts and Jobs Act ("TCJA"), which was enacted in the United States on December 22, 2017, led to the reduction of the effective federal corporate tax rate from 35% to 21%.  As of September 30, 2018, the Company had net operating loss ("NOL") carryforwards of approximately $302 million for federal income tax purposes and $182 million for California state income tax purposes.  Such carryforwards expire in varying amounts through the year 2038.  Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

 As of September 30, 2018, the Company possessed unrecognized tax benefits totaling approximately $1.8 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.

 The Company's tax years 2015 through 2017 remain subject to examination by the Internal Revenue Service, and tax years 2014 through 2017 remain subject to examination by California tax jurisdictions.  In addition, the Company's loss carryforward amounts are generally subject to examination and adjustment for a period of three years for federal tax purposes and four years for California purposes, beginning when such carryovers are utilized to reduce taxes in a future tax year.

 Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against these assets.  Accordingly, no deferred tax asset has been reflected in the accompanying condensed consolidated balance sheet.

NOTE 5 – NET LOSS PER COMMON SHARE

 Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding.  Options, deferred stock units, warrants and the zero coupon term loan convertible into or exercisable for certain shares of the Company's common stock were not considered in the computation of net loss per share because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 11,446,000 and 11,193,000 for the three months ended September 30, 2018 and 2017, respectively; and 11,324,000 and 10,888,000 for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 6 – FAIR VALUE MEASUREMENTS

 The following table presents information about warrant derivative liabilities that are measured at fair value on a recurring basis as of September 30, 2018, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	Derivatives at Fair Value as of September 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Total

Warrant derivative liabilities	-	-	(1,119)	(1,119)
Total warrant derivative liabilities	$-	$-	$(1,119)	$(1,119)

 The following table presents a reconciliation of Level 3 activity for the three month period ended September 30, 2018:

Level 3 Liabilities
(in thousands)	Warrant Derivative Liabilities

Balance at June 30, 2018	$1,528
Unrealized Gains, net	(409)
Balance at September 30, 2018	$1,119

 The following table presents a reconciliation of Level 3 activity for the nine month period ended September 30, 2018:

Level 3 Liabilities
(in thousands)	Warrant Derivative Liabilities

Balance at December 31, 2017	$2,387
Unrealized Gains, net	(1,268)
Balance at September 30, 2018	$1,119

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

Overview

 We are a land and water resource development company with over 45,000 acres of land in three areas of eastern San Bernardino County, California.  Virtually all of this land is underlain by high-quality, naturally recharging groundwater resources, and is situated in proximity to the Colorado River and the Colorado River Aqueduct ("CRA"), California's primary mode of water transportation for imports from the Colorado River into the State.  Our properties are suitable for various uses, including large-scale agricultural development, groundwater storage and water supply projects.  Our main objective is to realize the highest and best use of these land and water resources in an environmentally responsible way.

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

 The primary factor driving the value of such projects is ongoing pressure on California's traditional water supplies and the resulting demand for new, reliable supply solutions that can meet both immediate and long-term water needs.  Available water supply in Southern California is constrained by regulatory restrictions on each of the State's three main water sources:  the CRA, the State Water Project, which provides water supplies from Northern California to the central and southern parts of the state, and the Los Angeles Aqueduct, which delivers water from the eastern Sierra Nevada mountains to Los Angeles.  Southern California's water providers rely on imports from these systems for a majority of their water supplies, but deliveries from all three into the region are often below capacity, even in wet years.

1 One acre-foot is equal to approximately 326,000 gallons or the volume of water that will cover an area of one acre to a depth of one-foot.  An acre-foot is generally considered to be enough water to meet the annual water needs of two average California households.

 Further, the availability of supplies in California differs greatly from year to year due to natural hydrological variability.  Over the last decade, California struggled through a historic drought featuring record-low winter precipitation.  Then, following a series of strong storms that delivered record amounts of rain and snow during the 2016-2017 winter, the State recovered.    Yet, the following winter delivered few precipitation events and, through October 2018, 85% of the State is again abnormally dry with all of Southern California experiencing drought conditions, according to the US Drought Monitor.  Drought, dry conditions and rapid swings between wet and dry years challenges California's traditional supply system and supports the need for reliable storage and local supply.

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

Water Resource Development

 The Water Project is designed to capture and conserve millions of gallons of renewable native groundwater currently being lost to evaporation from the aquifer system underlying our Cadiz/Fenner Property and provide a new reliable water supply for approximately 400,000 people in Southern California.  In this first phase, Phase I, the total quantity of groundwater to be recovered and conveyed to Water Project participants will not exceed a long-term annual average of 50,000 acre-feet per year for 50 years.  The Water Project also offers participants in Phase I the ability to carry-over their annual supply and store it in the groundwater basin from year to year.  Up to 150,000 acre-feet can be stored as part of Phase I.  A second phase of the Water Project, Phase II, will offer an additional 850,000 acre-feet of capacity that can store imported water supplies at the project area for future dry years.

 Water Project facilities required for Phase I primarily include, among other things:

•	High-yield wells designed to efficiently recover available native groundwater at the Water Project area;

•	A water conveyance pipeline to deliver water from the well-field to the CRA for further delivery to Project participants; and

•	An energy source to provide power to the well-field, pipeline and pumping facilities.

•	Water treatment facility at the wellfield to meet anticipated water quality requirements set by operator of the CRA.

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

Northern Pipeline

 We currently own a 96-mile existing idle natural gas 30-inch pipeline that extends from the Cadiz/Fenner Property to Barstow, California and we intend to convert this pipeline to allow for the transportation of water. The Barstow area serves as a hub for water delivered from northern and central California to communities in Southern California's High Desert.

  Initial feasibility studies have indicated that, upon conversion, the 30-inch pipeline could transport between 18,000 and 30,000 acre-feet of water per year between the Water Project area and the Central and Northern California water transportation network. As a result, this pipeline could diversify delivery opportunities for the Water Project and the Company's broader water resource development efforts.

 If this pipeline were to become operational, then the Water Project would link the Colorado River Aqueduct and State Water Project systems – two of Southern California's main water delivery systems -  providing flexible opportunities for both supply and storage.  The Northern Pipeline could deliver Phase I supplies, either directly or via exchange, to existing and potential customers of Phase I of the Project.  Any use of the pipeline would be conducted in conformity with the Water Project's groundwater management plan and is subject to further CEQA evaluation and potentially federal environmental permitting.

 In addition, we hold an option to purchase a further 124-mile segment of this pipeline from Barstow to Wheeler Ridge, California, for $20 million.  This option expires in December 2018.  We do not currently have the cash resources on hand to exercise this option and have engaged an investment banker to pursue alternatives intended to provide the resources that would allow us to exercise it.  If we are unable to exercise this option, then our Northern Pipeline opportunities will be limited to the 96-mile segment we currently own.

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

 Phase II

 In a second phase of the Water Project, we expect to make available up to one million acre-feet of capacity in the aquifer system for storage of surplus water conveyed to the Project area.  Under the Imported Water Storage Component, or Phase II, water from the Colorado River or the State Water Project, via some or all of an existing 220-mile pipeline that extends from Wheeler Ridge, California southeast to Barstow and there onwards to our Cadiz/Fenner property (see "Northern Pipeline", above), could be conveyed to spreading basins that would be constructed on our private property to percolate into the aquifer system and held in storage. When needed, previously stored water would be returned to Phase II participating agencies via the Project's 43-mile conveyance pipeline to the CRA, described above, or the Northern Pipeline.

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

Northern Pipeline

 The Northern Pipeline, described above, also represents new opportunities for the Company independent of the Water Project to offer water transportation to locations along the 220-mile pipeline route that are not presently interconnected by existing water infrastructure.  The pipeline crosses California's major water infrastructure as well as urban and agricultural centers and can be utilized to transport water, independent of the Water Project, between users who presently lack direct interconnections along the pipeline route. We are presently engaged in discussions with parties that may be interested in such transportation.  The ability to serve points along the 124-mile portion of the pipeline from Barstow to Wheeler Ridge is dependent upon our exercise of the option agreement, described above, that expires in December 2018. If we are unable to exercise this option, then our Northern Pipeline opportunities will be limited to the 96-mile segment we currently own.

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

Results of Operations

Three Months Ended September 30, 2018, Compared to Three Months Ended September 30, 2017

 We have not received significant revenues from our water resource and real estate development activity to date.  Our revenues have been limited to rental income from the FVF Lease (see "Agricultural Development", above).  As a result, we have historically incurred a net loss from operations.  We had revenues of $112 thousand for the three months ended September 30, 2018, compared to $111 thousand for the three months ended September 30, 2017.  We incurred a net loss of $6.2 million in the three months ended September 30, 2018, compared to a $6.0 million net loss during the three months ended September 30, 2017.

 Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e., general and administrative expense) and our interest expense.  We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

 Revenues  Revenue totaled $112 thousand for the three months ended September 30, 2018, compared to $111 thousand for the three months ended September 30, 2017.  Revenues are primarily related to rental income from the FVF Lease (see "Agricultural Development", above).

 General and Administrative Expenses  General and Administrative Expenses, exclusive of stock-based compensation costs, totaled $2.4 million for each of the three months ended September 30, 2018 and 2017.

 Compensation costs for stock and option awards for the three months ended September 30, 2018, were $123 thousand, compared to $106 thousand for the three months ended September 30, 2017.

 Depreciation  Depreciation expense totaled $64 thousand during the three months ended September 30, 2018, compared to $69 thousand during the three months ended September 30, 2017.

 Interest Expense, net  Net interest expense totaled $3.8 million during the three months ended September 30, 2018 compared to $3.6 million during the same period in 2017.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	September 30,
	2018	2017

Interest on outstanding debt	$3,195	$3,013
Unrealized gain on warrants, net	(409)	(421)
Amortization of debt discount	1,021	947
Amortization of deferred loan costs	22	47

	$3,829	$3,586

 Interest Income  Interest income totaled $77 thousand for the three months ended September 30, 2018, compared to $9 thousand for the three months ended September 30, 2017.

 Income Taxes  Income tax expense was zero for the three months ended September 30, 2018, compared to $1 thousand for the three months ended September 30, 2017.  See Note 4 to the Condensed Consolidated Financial Statements – "Income Taxes".

Nine Months Ended September 30, 2018, Compared to Nine Months Ended September 30, 2017

 We had revenues of $329 thousand for the nine months ended September 30, 2018, compared with $327 thousand in revenues during the nine months ended September 30, 2017.  We incurred a net loss of $18.2 million in the nine months ended September 30, 2018, compared with a $26.8 million net loss during the nine months ended September 30, 2017. The higher year to date net loss in 2017 was primarily due to a $3.5 million loss on extinguishment of debt and a recorded liability of $3.9 million related to other closing costs associated with the Senior Secured Debt financing (see "Liquidity and Capital Resources", below). The higher 2017 loss was also related to approximately $1.7 million in stock compensation related to the vesting of milestone shares earned by employees.

 Revenues  We had revenues of $329 thousand during the nine months ended September 30, 2018, and $327 thousand during the nine months ended September 30, 2017.  Revenues are primarily related to rental income from the FVF Lease (see "Agricultural Development", above).

 General and Administrative Expenses  General and administrative expenses, exclusive of stock-based compensation costs, totaled $7.0 million in the nine months ended September 30, 2018, compared with $6.7 million for the nine months ended September 30, 2017.

 Compensation costs from stock and option awards for the nine months ended September 30, 2018, totaled $0.4 million compared with $2.0 million for the nine months ended September 30, 2017.  The higher 2017 expense primarily reflects the vesting of milestone shares earned by employees.

 Depreciation  Depreciation expense totaled $194 thousand for the nine months ended September 30, 2018, and $212 thousand for the nine months ended September 30, 2017.

 Interest Expense, net  Net interest expense totaled $11.2 million during the nine months ended September 30, 2018, compared to $14.7 million during the same period in 2017.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Nine Months Ended
	September 30,
	2018	2017

Interest on outstanding debt	$9,351	$8,224
Unrealized (gain)/loss on warrants, net	(1,268)	3,562
Amortization of debt discount	3,002	2,730
Amortization of deferred loan costs	82	146

	$11,167	$14,662

Interest Income  Interest income totaled $157 thousand for the nine months ended September 30, 2018, compared to $9 thousand for the nine months ended September 30, 2017.

Income Taxes  Income tax expense was $4 thousand for the nine months ended September 30, 2018, compared to $3 thousand for the nine months ended September 30, 2017.  See Note 4 to the Consolidated Financial Statements – "Income Taxes".

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

 The Senior Secured Debt and the convertible notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit our ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on our ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the Senior Secured Debt were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At September 30, 2018, we were in compliance with our debt covenants.

 The Company's cash resources provide us with sufficient funds to meet our working capital needs for a period beyond one year from this quarterly report issuance date.  Additionally, we have principal and interest payments aggregating approximately $80.3 million coming due in March 2020 related to our Convertible Senior Notes to the extent the noteholders, who have the right to convert at any time into our common stock at a conversion rate of $6.75 per share, do not convert prior to March 2020.  Our Senior Secured Debt of approximately $65.1 million as of September 30, 2018, could also become due as early as December 2019, if the Convertible Senior Notes have not been converted by that time and the Company's stock price is less than 120% of the conversion rate and according to additional terms of the debt agreement as further disclosed in our 2017 Form 10-K.

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

 At September 30, 2018, we had no outstanding credit facilities other than the Senior Secured Debt and the convertible notes.

 Cash Used in Operating Activities.  Cash used in operating activities totaled $8.6 million and $7.7 million for the nine months ended September 30, 2018 and 2017, respectively.  The cash was primarily used to fund general and administrative expenses related to our water development efforts for the nine-month periods ended September 30, 2018 and 2017.

 Cash Used in Investing Activities.  Cash used in investing activities totaled $1.3 million for the nine months ended September 30, 2018, and $671 thousand for the nine months ended September 30, 2017.  The costs primarily consisted of engineering and design related to the development of the Water Project.

 Cash Provided by Financing Activities.  Cash provided by financing activities for the nine months ended September 30, 2018 was $14.5 million compared to $12.3 million for the nine months ended September 30, 2017.  The 2018 amount includes $14.6 million of net proceeds from the issuance of stock in an ATM Offering.  The 2017 amount includes $12.3 million of net proceeds from the issuance of long term debt.

Outlook

 Short-Term Outlook.  Our cash resources of $17.7 million as of September 30, 2018 provide us sufficient funds to meet our short term working capital needs.  As we require additional working capital to fund operations, we expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities.  No assurances can be given, however, as to the availability or terms of any new financing.  See "Long-Term Outlook", below.  Further, our option to acquire an additional 124-mile extension of our Northern Pipeline will require a $20 million payment by December 2018.  We do not currently have the cash resources on hand to exercise this option and have engaged an investment banker to pursue alternatives intended to provide the resources to allow us to exercise this option.  If we are unable to exercise this option, then our Northern Pipeline opportunities will be limited to the 96-mile segment we currently own.

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

Recent Accounting Pronouncements

 See Note 1 to the Condensed Consolidated Financial Statements – "Basis of Presentation".

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Reg. 240.12b-2 of the Securities and Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures
 The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chief Executive Officer (the "Principal Executive Officer") and Chief Financial Officer (the "Principal Financial Officer") and to its Board of Directors.  Based on their evaluation as of September 30, 2018, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.
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

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings

 Not applicable.

ITEM 1A.     Risk Factors

 We are a smaller reporting company as defined by Reg. 240.12b-2 of the Securities and Exchange Act of 1934 and are not required to provide the information under this item.

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

Cadiz Inc.

By:	/s/ Scott S. Slater	November 8, 2018
	Scott S. Slater	Date
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Timothy J. Shaheen	November 8, 2018
	Timothy J. Shaheen	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)