Form 10-K
period 2018-12-31
CADIZ INC
filed 2019-03-18
CIK 727273

united states
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2018
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

Indicate by a check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§220.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act, (Check One):.
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

The aggregate market value of the common stock held by nonaffiliates as of June 30, 2018 was approximately $273,713,339 based on 20,894,148 shares of common stock outstanding held by nonaffiliates and the closing price on that date.  Shares of common stock held by each executive officer and director and by each entity that owns more than 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 7, 2019, the Registrant had 25,454,266 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant's definitive Proxy Statement to be filed for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.  The Registrant is not incorporating by reference any other documents within this Annual Report on Form 10-K except those footnoted in Part IV under the heading "Item 15. Exhibits, Financial Statement Schedules".

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

 The primary factor driving the value of such projects is ongoing pressure on California's traditional water supplies and the resulting demand for new, reliable supply solutions that can meet both immediate and long-term water needs.  Available water supply in Southern California is constrained by regulatory restrictions on each of the State's three main water sources:  the CRA, the State Water Project, which provides water supplies from Northern California to the central and southern parts of the state, and the Los Angeles Aqueduct, which delivers water from the eastern Sierra Nevada mountains to Los Angeles.  Southern California's water providers rely on imports from these systems for a majority of their water supplies, but deliveries from all three into the region are consistently below capacity, even in wet years.

 Further, the availability of supplies in California differs greatly from year to year due to natural hydrological variability.  For nearly a decade, California struggled through an historic drought featuring record-low winter precipitation. Then, following a series of strong storms that delivered record amounts of rain and snow during the 2016-2017 winter, state officials declared an end to the drought. The 2017-2018 winter was abnormally dry for a majority of the State, yet the 2018 – 2019 winter is on track to be another wet year, with snowpack and rainfall well above average through February 2019.  The rapid swings between wet and dry years challenge California's traditional supply system and support the need for reliable storage and local supply.

 Given the variety of challenges and limitations faced by the State's existing infrastructure, Southern California water providers are presently pursuing investments in storage, supply and infrastructure to meet long-term demand.  The Cadiz Water Project is a local supply option in Southern California that could help address the region's water supply challenges by providing new reliable supply and local groundwater storage opportunities (see "Water Resource Development" below) in both dry and wet years. Following a multi-year California Environmental Quality Act ("CEQA") review and permitting process, the Water Project received permits that allow the capture and conservation of 2.5 million acre-feet of groundwater over 50 years in accordance with the terms of a groundwater management plan approved by San Bernardino County, the public agency responsible for groundwater use at the project area.

 In addition to our Water Project proposal, we are engaged in agricultural joint ventures at the Cadiz/Fenner Property that put some of the groundwater currently being lost to evaporation from the underlying aquifer system to immediate beneficial use.  We have farmed portions of the Cadiz/Fenner Property since the late 1980s relying on groundwater from the aquifer system for irrigation.  The site is well-suited for various permanent and seasonal crops. Presently, the property has 2,100 acres leased for cultivation of citrus.

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

 We also continue to explore additional uses of our land and water resource assets, including renewable energy development, the marketing of our approved desert tortoise land conservation bank (which is located on our properties outside the Water Project area) and other long-term legacy uses of our properties, such as habitat conservation and cultural development.

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

 In 2009, we commissioned environmental consulting firm CH2M HILL to complete a comprehensive study of the water resources at the Project area.  Following more than one year of analysis, CH2M HILL released its study of the aquifer system in February 2010.  Utilizing new models produced by the U.S. Geological Survey in 2006 and 2008, the study estimated the total groundwater in storage in the aquifer system to be between 17 and 34 million acre-feet, a quantity on par with Lake Mead, the nation's largest surface reservoir.  The study also identified a renewable annual supply of native groundwater in the aquifer system currently being lost to evaporation.  CH2M HILL's findings, which were peer reviewed by leading groundwater experts, confirmed that the aquifer system could sustainably support a water supply and storage project that would capture and conserve groundwater lost to evaporation in an initial phase and import and store water in the aquifer system in a second phase (see "Water Project" below).

 In September 2008 we entered into a lease agreement with the Arizona & California Railroad Company ("ARZC") to utilize its existing right-of-way between the Cadiz property and the CRA to construct a pipeline able to deliver water from the property into the existing Southern California water transportation system. Although the federal government had approved a right-of-way for the 2002 Project's conveyance pipeline over open federal land, the Water Project proposed co-locating the conveyance pipeline within this existing railroad right-of-way from Cadiz to the CRA near Rice, CA. This route was approximately 10 miles longer than the 2002 route, but it avoided impacts to desert habitats that would have occurred with the 2002 route. In 2009, the United States Department of the Interior evaluated the Water Project's proposed use of an existing railroad right-of-way for a water conveyance pipeline and summarized that the proposed pipeline was within the scope of the right-of-way and required no federal Bureau of Land Management ("BLM") permitting.

 Between 2010 and 2011 six Southern California water providers executed option agreements to participate in the new Water Project.  Under our lease agreement, the ARZC also reserved water from the Water Project to further a variety of critical railroad purposes.

 In 2011, an environmental review and permitting process for the Water Project was commenced in accordance with the California Environmental Quality Act (CEQA) led by Santa Margarita Water District ("SMWD"), one of the Project participants.  After an extensive public review process as required by CEQA, the SMWD Board of Directors certified the Final Environmental Impact Report ("FEIR") on July 31, 2012 and became the first participating agency to convert its option agreement to a Water Purchase and Sale Agreement for firm supplies from the Water Project. On October 1, 2012, San Bernardino County ("County"), a Responsible Agency under CEQA, also adopted CEQA findings and approved the Project's Groundwater Monitoring, Management and Mitigation Plan ('GMMMP" or "Plan") and the withdrawal of 50,000 acre-feet (AF) of water per year for 50 years.

 Following receipt of these important approvals, we were named as a real-party-in-interest in nine lawsuits brought by parties seeking a reconsideration of the environmental documents and limitation of the Project approvals granted by SMWD and the County.  Six lawsuits brought by two petitioners ultimately proceeded to trial in Orange County Superior Court ("Court") before one judge in December 2013.  In September 2014, the Court issued final signed judgments ("Judgments") formally denying all claims brought in the six remaining lawsuits.  The Judgments upheld the conclusions of the environmental review and the approvals of the Water Project.

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

 Prior to moving forward to construction of the Project facilities, the Company is focused on finalizing contracts with Project participating agencies, arranging final terms to convey water in California's water transportation infrastructure, and completing final permitting, and implementation, including final design.

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

 The Water Project

 The Cadiz Valley Water Conservation, Recovery and Storage Project ("Water Project") is designed to capture and conserve renewable native groundwater currently being lost to evaporation from the aquifer system underlying our Cadiz/Fenner Property, and provide a new reliable water supply for approximately 400,000 people in Southern California.  In this first phase, Phase I, the total quantity of groundwater to be recovered and conveyed to Water Project participants will not exceed a long-term annual average of 50,000 acre-feet per year for 50 years.  The Water Project also offers participants in Phase I the ability to carry-over their annual supply and store it in the groundwater basin from year to year.  Up to 150,000 acre-feet can be stored as part of Phase I.  A second phase of the Water Project, Phase II, will offer an additional 850,000 acre-feet of capacity that can store imported water supplies at the project area for future dry years.

 Water Project facilities required for Phase I primarily include, among other things:

•	High-yield wells designed to efficiently recover available native groundwater at the Water Project area;

•	A water conveyance pipeline to deliver water from the well-field to the CRA for further delivery to Project participants;

•	An energy source to provide power to the well-field, pipeline and pumping facilities; and

•	A water treatment facility at the wellfield to meet anticipated water quality requirements set by the operator of the CRA.

 If an imported water storage component of the Project is ultimately implemented in Phase II, the following additional facilities would be required, among other things:

•	Facilities to pump water through the conveyance pipeline from the CRA to the Water Project well-field and/or through the Company's pipeline from Barstow, CA, to Cadiz; and

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

 In October 2017, the US BLM provided a letter finding that the Project's proposed use of a portion of the ARZC ROW from Cadiz to Freda, California to construct and operate the Water Project's water conveyance pipeline and related railroad improvements is within the scope of the original right-of-way grant and not subject to additional permitting.  The buried pipeline would be constructed parallel to the railroad tracks and be used to convey water between our Cadiz Valley property and the CRA.

 Construction of Phase I Water Project facilities that would allow for the delivery of up to 75,000 acre-feet in any one year is expected to cost approximately $310 million and will require capital financing that we expect will be secured by definitive Purchase and Sale Agreements with Project participants and the new facility assets.

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

 There is no application yet before Metropolitan related to entry and transportation of Project supplies, but we expect such a formal application will be filed by SMWD, the Project's lead agency, when the Project's contractual arrangements with participants are finalized.  Any agreement as to the terms and conditions of the Water Project's use of the CRA will be negotiated between and entered into by Metropolitan and the Project participating agencies, not the Company.  Discussions with Metropolitan regarding conveyance of Project water in the CRA have been led by SMWD, the Water Project's CEQA lead agency, and are ongoing.

 Water Project supplies entering the CRA will comply with Metropolitan's published engineering, design and water quality standards and will be subject to all applicable fees and charges routinely established by Metropolitan for the conveyance of water within its service territory.  Total dissolved solids or salts in the Cadiz water supply are substantially lower than the water in the CRA.  Other constituents that are already lower than State and Federal standards but potentially higher than the water in the CRA will be lowered via treatment to ambient levels or removed entirely. Extensive pilot testing of treatment options at the Project area in 2018 confirmed the capability of cost-effective treatment technologies to successfully remove such constituents.  We believe there are multiple benefits that can be secured by MWD upon making space reasonably available for the Water Project supplies and providing the region the flexibility of relying on the Water Project in both wet and dry years.

 Northern Pipeline

 We currently own a 96-mile long, 30-inch wide existing idle natural gas pipeline that extends northwest from the Cadiz/Fenner Property terminating in Barstow, California, and have entered into a purchase agreement for a further 124-mile segment connecting this line from Barstow to Wheeler Ridge, California.  The pipeline crosses San Bernardino, Los Angeles and Kern counties, including the Barstow and Bakersfield areas, which serve as hubs for water delivered from northern and central California to communities in Southern California.

 Initial feasibility studies indicated that, upon conversion, the 30-inch pipeline could transport between 18,000 and 30,000 acre-feet of water per year between the Water Project area and the Central and Northern California water transportation networks. As a result, this pipeline could diversify delivery opportunities for the Water Project and the Company's broader water resource development efforts.

 If this pipeline were to become operational, then the Water Project would link the Colorado River Aqueduct and State Water Project systems - two of Southern California's main water delivery systems - providing flexible opportunities for both supply and storage.  The Northern Pipeline could deliver Phase I supplies, either directly or via exchange, to existing and potential customers of Phase I of the Project.  Any use of the pipeline would be conducted in conformity with the Water Project's groundwater management plan and is subject to further CEQA evaluation and potentially federal environmental permitting.

 In December 2018, the Company entered into an amendment (the "Amendment") to its option agreement ("Option Agreement") with EPNG to purchase the 124-mile segment of the pipeline. The Option Agreement, as amended, allows the Company to purchase the 124-mile pipeline segment with an initial payment of $2 million and a subsequent payment of $18 million ("Deferred Payment").  Following entry into the Amendment, the Company exercised the option and entered into a purchase agreement for the 124-mile pipeline, providing to EPNG the initial consideration of $2 million.

 Under our purchase agreement with EPNG, the Deferred Payment is due to EPNG within 30 days of satisfaction of certain conditions precedent by EPNG.  We do not currently have the cash resources on hand to satisfy the Deferred Payment.  If we do not complete the purchase of the additional 124-mile pipeline, then our Northern Pipeline opportunities will be limited to the 96-mile segment that we own.

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

 Our primary landholding outside of the Cadiz area is approximately 9,000 acres in the Piute Valley.  This landholding is located approximately 15 miles from the resort community of Laughlin, Nevada, and about 12 miles from the Colorado River town of Needles, California.  Extensive hydrological studies, including the drilling and testing of a full-scale production well, have demonstrated that this landholding is underlain by high-quality groundwater.  The aquifer system underlying this property is naturally recharged by precipitation (both rain and snow) within a watershed of approximately 975 square miles and could be suitable for a water supply project, agricultural development or solar energy production.  These private properties are proximate to or border areas designated by the federal government as National Monument, Critical Desert Tortoise Habitat and/or Desert Wilderness Areas and are suitable candidates for preservation and conservation (see "Land Conservation Bank" below).

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

Northern Pipeline

 The Northern Pipeline, described above, also represents new opportunities for the Company independent of the Water Project to offer water transportation to locations along the 220-mile pipeline route that are not presently interconnected by existing water infrastructure.  The pipeline crosses California's major water infrastructure as well as urban and agricultural centers and can be utilized to transport water, independent of the Water Project, between users who presently lack direct interconnections along the pipeline route. We are presently engaged in discussions with parties that may be interested in such transportation.  The ability to serve points along the 124-mile portion of the pipeline from Barstow to Wheeler Ridge is dependent upon completion of certain conditions precedent under our purchase agreement with EPNG, described above.  If the acquisition of the 124-mile segment is not completed, then our Northern Pipeline opportunities will be limited to the 96-mile segment that we own.

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

Employees

 As of December 31, 2018, we employed 9 full-time employees (i.e. those individuals working more than 1,000 hours per year).  We believe that our employee relations are good.

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

 Prior to construction of the Water Project, terms for moving water supplies in the Colorado River Aqueduct must be negotiated with Metropolitan Water District of Southern California ("Metropolitan"), which owns and controls the CRA.  Water Project supplies entering the CRA will comply with Metropolitan's published engineering, design and water quality standards and will be subject to all applicable fees and charges routinely established by Metropolitan for the conveyance of water within its service territory.  The Metropolitan Board must consider and approve the terms and conditions of the Water Project's use of the CRA to transport water to its participating agencies.  The Project has not yet filed an application for access to the CRA at Metropolitan, but we expect such a formal application may be filed in 2019 as the Project's contractual arrangements with participants are finalized.

 Beginning in 2017, the Company's activities have also been the target of state legislation and state administrative communications that could ultimately result in additional permitting and review requirements for the Water Project.  In the 2017 – 2018 session, the Legislature considered Assembly Bill 1000 ("AB 1000") and Senate Bill 120 ("SB 120"), bills that would have created new review requirements prior to the conveyance of groundwater from groundwater basins in the California desert within California's public water transportation facilities, including the CRA. Both AB 1000 and SB 120 were held on the suspense file by the California Senate Committee on Appropriations, stopping the bills from further consideration by the Legislature in the 2017 – 2018 session.  On February 15, 2019, Senate Bill 307 ("SB 307") was introduced in Legislature prior to the close of the bill introduction deadline for the 2019 – 2020 session.  The text of SB 307 is identical to 2018's SB 120 and seeks to create new review requirements prior to the conveyance of groundwater from desert groundwater basins within California's public water transportation facilities.  We cannot be certain whether SB 307 would ever be adopted and, if so, to what extent SB 307 would affect the permitting requirements for the Project.

 In October 2017, we received a letter from the California State Lands Commission ("Commission") advising that the Commission recently determined for the first time that the State of California owns "in fee" a 200-foot-wide, 1-mile long strip of land beneath the existing Arizona and California Railroad ("ARZC") right-of-way within which we plan to construct the Water Project's conveyance pipeline. The Commission letter asserts that if the Company intends to cross the parcel, we would require a lease from the Commission subject to additional environmental review.  We cannot predict with certainty at this time whether a lease from the Commission will be required or pursued, as the Company already holds a lease from the ARZC to access its right-of-way over this parcel.

 In December 2018, we received a letter from the California Department of Fish and Wildlife ("CDFW") related to permits that the Water Project must secure under CDFW's Land and Streambed Alteration ("LSA") program prior to construction of the Project's 43-mile conveyance pipeline. The letter described ongoing study of springs in the watershed surrounding the project area and asserts that further environmental review under the California Environmental Quality Act ("CEQA") may be required prior to processing of the LSA permit applications. The CDFW review of LSA permits is to be confined to localized plans within ephemeral streambeds along the pipeline route, not springs, which is a matter in the purview of the CEQA Lead Agency and the County of San Bernardino, a CEQA Responsible Agency with an oversight role over groundwater in the Project area.  The letter has been provided to the Lead Agency and the County for review. We cannot predict with certainty at this time whether further environmental review will be required or pursued.

 Finally, the statutes, regulations and ordinances governing the approval processes provide third parties the opportunity to challenge proposed plans and approvals.  Opposition from third parties will cause delays and increase the costs of our development efforts or preclude such development entirely.  While we have worked with representatives of various environmental and third-party interests and agencies to minimize and mitigate the impacts of our planned projects, certain groups may remain opposed to our development plans and pursue legal action.  In 2018, the Center for Biological Diversity ("CBD") and National Parks Conservation Association ("NPCA") filed lawsuits against the U.S. Bureau of Land Management ("BLM") and others challenging BLM's determination that the Company's use of the ARZC right-of-way from the ARZC for a pipeline and related facilities may proceed without additional permitting from the BLM.  In 2018, we intervened in the two consolidated federal court matters in order to protect our interests.  Both matters are being heard jointly in U.S. Federal Court this summer.  CBD and NPCA have filed previous unsuccessful actions against the Company and the Water Project; however, we cannot predict what impact, if any, this current lawsuit may have on the Company or Water Project.

Our Failure to Make Timely Payments of Principal and Interest on Our Indebtedness or  To Obtain Additional Financing Will Impact our Ability to Implement Our Asset Development Programs

 As of December 31, 2018, we had total indebtedness outstanding to our lenders of approximately $139.3 million.  Approximately $66.1 million of our indebtedness is secured by our assets and is due in May 2021 (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources").  To the extent that we do not make principal and interest payments on the indebtedness when due, or if we otherwise fail to comply with the terms of agreements governing our indebtedness, we may default on our obligations.  Additionally, the Company has principal and interest payments aggregating to approximately $79.6 million coming due in March 2020 related to its 7.00% Convertible Senior Notes ("Convertible Senior Notes") to the extent the noteholders, who have the right to convert at any time into the Company's common stock at a conversion rate of $6.75 per share, do not convert prior to March 2020 or if we do not exercise the options we have with parties holding 95% of our Convertible Senior Notes that allow us, at our sole option, at any time prior to December 5, 2019, to extend the maturity of the Convertible Senior Notes to September 5, 2021 (see Note 13 to the Consolidated Financial Statements, "Subsequent Events").  The Company's Senior Secured Debt of approximately $66.1 million as of December 31, 2018, could also become due as early as December 2019, if we have not exercised the option agreements or the Convertible Senior Notes have not been converted by that time and the Company's stock price is less than 120% of the conversion rate and according to terms of the debt agreement (see Note 6 to the Consolidated Financial Statements, "Long-Term Debt and Lease Obligation").  Additionally, the completion of the acquisition of the 124-mile extension of our Northern Pipeline will require an $18 million payment within thirty days of satisfaction of certain conditions precedent under our purchase agreement with EPNG.  We do not currently have the cash resources on hand to make this payment in full.

 We will continue to require additional working capital to meet our cash resource needs until such time as our asset development programs, including the Water Project, produce revenues sufficient to fund operations.  If we cannot raise funds if and when needed, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.  We cannot assure you that our current lenders, or any other lenders, will give us additional credit should we seek it.  If we are unable to obtain additional credit, we may engage in further financings.  Our ability to obtain financing will depend, among other things, on the status of our asset development programs and general conditions in the capital markets at the time funding is sought.  Any further equity or convertible debt financings would result in the dilution of ownership interests of our current stockholders.

The Conversion of Our Outstanding Convertible Notes into Common Stock Would Dilute the Percentage of Our Common Stock Held by Current Stockholders

 In connection with our March 2013 debt refinance (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources"), we issued approximately $53.5 million in convertible notes, under which principal and accrued interest were convertible into common stock at $8.05 per share at the election of our noteholders prior to maturity in March 2018 (the "2018 Convertible Notes").  In December 2015, certain of the noteholders exchanged their 2018 Convertible Notes for Convertible Senior Notes under which principal and accrued interest can be converted into common stock at $6.75 per share at the election of the noteholders prior to a maturity date in March 2020.  In April 2016, we issued an additional $8.0 million in original principal amount of the Convertible Senior Notes.  In March 2019, the Company entered into option agreements with parties holding 95% of our Convertible Senior Notes that allow us, at our sole option, at any time prior to December 5, 2019, to extend the maturity date of the Convertible Senior Notes to September 5, 2021.  As of the date of filing of this annual report, our lenders have converted $12.857 million in original principal amount of the notes, leaving a balance of $48.613 million in original principal amount of these notes.  An election by our lenders to convert all or a portion of principal and accrued interest under the Convertible Senior Notes into common stock will dilute the percentage of our common stock held by current stockholders up to 11.0 million shares as of the date of filing of this annual report, and up to an additional 0.8 million shares if held to maturity.

The Issuance of Equity Securities Under At Market Issuance Sales Agreements and Management Equity Incentive Plans Will Cause Dilution

 We have and may continue to issue equity securities pursuant to at market issuance sales agreements.  Further, our compensation programs for management emphasize long-term incentives, primarily through the issuance of equity securities and options to purchase equity securities.  It is expected that plans involving the issuance of shares, options, or both will be submitted from time to time to our stockholders for approval.  In the event that any such plans are approved and implemented, the issuance of shares and options under such plans may result in the dilution of the ownership interest of other stockholders and will, under currently applicable accounting rules, result in a charge to earnings based on the value of our common stock at the time of issue and the fair value of options at the time of their award.  The expense would be recorded over the vesting period of each stock and option grant.

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

The Cadiz/Fenner Valley Property

 We own approximately 35,000 acres of largely contiguous land in the Cadiz and Fenner valleys of eastern San Bernardino County, California (the "Cadiz/Fenner Property").  This area is located approximately 30 miles north of the Colorado River Aqueduct ("CRA").  We first began acquiring this land in 1983 and shortly thereafter conducted investigations into the feasibility of agricultural development at these lands and overall access to groundwater.  These investigations confirmed the availability of high-quality groundwater in quantities appropriate for agricultural development.

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

Additional Eastern Mojave Properties

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

Certain of these properties are proximate to or border areas designated by the federal government as Critical Desert Tortoise Habitat and/or Desert Wilderness Areas and are suitable candidates for preservation and conservation.  In February 2015, the California Department of Fish and Wildlife approved our establishment of the Fenner Valley Desert Tortoise Conservation Bank on approximately 7,500 acres of our Piute Valley properties.  The Fenner Bank, which is the largest land bank in California dedicated to protecting the desert tortoise, offers credits that can be acquired by public and private entities required to mitigate or offset impacts to the desert tortoise linked to planned development. We are presently marketing these credits to a variety of planned developments in the region.

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

Debt Secured by Properties

 Our assets have been pledged as collateral for $66.1 million of senior secured debt outstanding as of December 31, 2018.  Information regarding interest rates and principal maturities is provided in Note 6 to the Consolidated Financial Statements, "Long-Term Debt and Lease Obligations".

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

	High	Low
Quarter Ended	Sales Price	Sales Price

2017:
March 31	$15.30	$14.35
June 30	$13.79	$13.25
September 30	$12.80	$12.50
December 31	$14.35	$14.00

2018:
March 31	$13.70	$13.05
June 30	$13.25	$12.95
September 30	$11.15	$10.50
December 31	$10.45	$10.11

 On March 7, 2019, the high, low and last sales prices for the shares were $9.98, $9.49, and $9.74, respectively.

 As of March 7, 2019, the number of stockholders of record of our common stock was 71.

 To date, we have not paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.  Our senior secured term loan has covenants that prohibit the payment of dividends.

 All securities sold by us during the three years ended December 31, 2018, which were not registered under the Securities Act of 1933, as amended, have been previously reported in accordance with the requirements of Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

ITEM 6.  Selected Financial Data

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

 The primary factor driving the value of such projects is ongoing pressure on California's traditional water supplies and the resulting demand for new, reliable supply solutions that can meet both immediate and long-term water needs.  Available water supply in Southern California is constrained by regulatory restrictions on each of the State's three main water sources:  the CRA, the State Water Project, which provides water supplies from Northern California to the central and southern parts of the state, and the Los Angeles Aqueduct, which delivers water from the eastern Sierra Nevada mountains to Los Angeles.  Southern California's water providers rely on imports from these systems for a majority of their water supplies, but deliveries from the eastern Sierra Nevada mountains to Los Angeles.  Southern California's water providers rely on imports from these systems for a majority of their water supplies, but deliveries from all three into the region are consistently below capacity, even in wet years.

1 One acre-foot is equal to approximately 326,000 gallons or the volume of water that will cover an area of one acre to a depth of one-foot.  An acre-foot is generally considered to be enough water to meet the annual water needs of one average California household.

 Further, the availability of supplies in California differs greatly from year to year due to natural hydrological variability.  For nearly a decade, California struggled through an historic drought featuring record-low winter precipitation. Then, following a series of strong storms that delivered record amounts of rain and snow during the 2016-2017 winter, state officials declared an end to the drought. The 2017-2018 winter was abnormally dry for a majority of the State, yet the 2018-2019 winter is on track to be another wet year, with snowpack and rainfall well above average through February 2019.  The rapid swings between wet and dry years challenge California's traditional supply system and support the need for reliable storage and local supply.

 Given the variety of challenges and limitations faced by the State's existing infrastructure, Southern California water providers are presently pursuing investments in storage, supply and infrastructure to meet long-term demand.  The Cadiz Water Project is a local supply option in Southern California that would help address the region's water supply challenges by providing new reliable supply and local groundwater storage opportunities (see "Water Resource Development", below) in both dry and wet years. Following a multi-year California Environmental Quality Act ("CEQA") review and permitting process, the Water Project received permits that allow the capture and conservation of 2.5 million acre-feet of groundwater over 50 years in accordance with the terms of a groundwater management plan approved by San Bernardino County, the public agency responsible for groundwater use at the project area.

 In addition to our Water Project proposal, we are engaged in agricultural joint ventures at the Cadiz/Fenner Property that put some of the groundwater currently being lost to evaporation from the underlying aquifer system to immediate beneficial use.  We have farmed portions of the Cadiz/Fenner Property since the late 1980s relying on groundwater from the aquifer system for irrigation and the site is well-suited for various permanent and seasonal crops. Presently, the property has 2,100 acres leased for cultivation of citrus.

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

 We also continue to explore additional uses of our land and water resource assets, including renewable energy development, the marketing of our approved desert tortoise land conservation bank (which is located on our properties outside the Water Project area) and other long-term legacy uses of our properties, such as habitat conservation and cultural development.

Water Resource Development

 The Water Project is designed to capture and conserve renewable native groundwater currently being lost to evaporation from the aquifer system underlying our Cadiz/Fenner Property, and provide a new reliable water supply for approximately 400,000 people in Southern California.  In this first phase, Phase I, the total quantity of groundwater to be recovered and conveyed to Water Project participants will not exceed a long-term annual average of 50,000 acre-feet per year for 50 years.

The Water Project also offers participants in Phase I the ability to carry-over their annual supply and store it in the groundwater basin from year to year.  Up to 150,000 acre-feet can be stored as part of Phase I.  A second phase of the Water Project, Phase II, will offer up to one million acre-feet of storage capacity that can be used to hold water supplies imported to the project area.

 Water Project facilities required for Phase I primarily include, among other things:

•	High-yield wells designed to efficiently recover available native groundwater at the Water Project area;

•	A water conveyance pipeline to deliver water from the well-field to the CRA for further delivery to Project participants;

•	An energy source to provide power to the well-field, pipeline and pumping facilities; and

•	A water treatment facility at the wellfield to meet anticipated water quality requirements set by the operator of the CRA.

 If an imported water storage component of the Project is ultimately implemented in Phase II, the following additional facilities would be required, among other things:

•	Facilities to pump water through the conveyance pipeline from the CRA to the Water Project well-field and/or through the Company's pipeline from Barstow, CA, to Cadiz; and

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

 There is no application yet before Metropolitan related to entry and transportation of Project supplies, but we expect such a formal application will be filed by SMWD, the Project's lead agency, when the Project's contractual arrangements with participants are finalized.  Any agreement as to the terms and conditions of the Water Project's use of the CRA will be negotiated between and entered into by Metropolitan and the Project participating agencies, not the Company.  Discussions with Metropolitan regarding conveyance of Project water in the CRA have been led by SMWD, the Water Project's CEQA lead agency, and are ongoing.

 Water Project supplies entering the CRA will comply with Metropolitan's published engineering, design and water quality standards and will be subject to all applicable fees and charges routinely established by Metropolitan for the conveyance of water within its service territory.  Total dissolved solids or salts in the Cadiz water supply are substantially lower than the water in the CRA.  Other constituents that are already lower than State and Federal standards but potentially higher than the water in the CRA will be lowered via treatment to ambient levels or removed entirely.   Extensive pilot testing of treatment options at the Project area in 2018 confirmed the capability of cost-effective treatment technologies to successfully remove such constituents.  We believe there are multiple benefits that can be secured by MWD upon making space reasonably available for the Water Project supplies and providing the region the flexibility of relying on the Water Project in both wet and dry years.

 Northern Pipeline

 We currently own a 96-mile long, 30-inch wide existing idle natural gas pipeline that extends northwest from the Cadiz/Fenner Property terminating in Barstow, California, and have entered into a purchase agreement to a further 124-mile segment connecting this line from Barstow to Wheeler Ridge, California.  The pipeline crosses San Bernardino, Los Angeles and Kern counties, including the Barstow and Bakersfield areas, which serve as a hubs for water delivered from northern and central California to communities in Southern California.

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

 If this pipeline were to become operational, then the Water Project would link the Colorado River Aqueduct and State Water Project systems – two of Southern California's main water delivery systems – providing flexible opportunities for both supply and storage.  The Northern Pipeline could deliver Phase I supplies, either directly or via exchange, to existing and potential customers of Phase I of the Project.  Any use of the pipeline would be conducted in conformity with the Water Project's groundwater management plan and is subject to further CEQA evaluation and potentially federal environmental permitting.

 In December 2018, the Company entered into an amendment (the "Amendment") to its option agreement ("Option Agreement") with EPNG to purchase the 124-mile segment of the pipeline. The Option Agreement, as amended, allows the Company to purchase the 124-mile pipeline segment with an initial payment of $2 million and a subsequent payment of $18 million ("Deferred Payment").  Following entry into the Amendment, the Company exercised the option and entered into a purchase agreement for the 124-mile pipeline, providing to EPNG the initial consideration of $2 million.

 Under our purchase agreement with EPNG, the Deferred Payment is due to EPNG within 30 days of satisfaction of certain conditions precedent by EPNG.  If we do not complete the purchase of the additional 124-mile pipeline then our Northern Pipeline opportunities will be limited to the 96-mile segment that we own.

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

 Our primary landholding outside of the Cadiz area is approximately 9,000 acres in the Piute Valley.  This landholding is located approximately 15 miles from the resort community of Laughlin, Nevada, and about 12 miles from the Colorado River town of Needles, California.  Extensive hydrological studies, including the drilling and testing of a full-scale production well, have demonstrated that this landholding is underlain by high-quality groundwater.  The aquifer system underlying this property is naturally recharged by precipitation (both rain and snow) within a watershed of approximately 975 square miles and could be suitable for a water supply project, agricultural development or solar energy production.  These private properties are proximate to or border areas designated by the federal government as National Monument, Critical Desert Tortoise Habitat and/or Desert Wilderness Areas and are suitable candidates for preservation and conservation (see "Land Conservation Bank" below).

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

Northern Pipeline

 The Northern Pipeline, described above, also represents new opportunities for the Company independent of the Water Project to offer water transportation to locations along the 220-mile pipeline route that are not presently interconnected by existing water infrastructure.  The pipeline crosses California's major water infrastructure as well as urban and agricultural centers and can be utilized to transport water, independent of the Water Project, between users who presently lack direct interconnections along the pipeline route. We are presently engaged in discussions with parties that may be interested in such transportation.  The ability to serve points along the 124-mile portion of the pipeline from Barstow to Wheeler Ridge is dependent upon completion of certain conditions precedent under our purchase agreement with EPNG, described above.  If the acquisition of the 124-mile segment is not completed, then our Northern Pipeline opportunities will be limited to the 96-mile segment that we own.

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

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

 We have not received significant revenues from our water resource and real estate development activities to date.  Our revenues have been limited to rental income from the FVF Lease (see "Agricultural Development", above).  As a result, we have historically incurred a net loss from operations.  We had revenues of $440 thousand for the year ended December 31, 2018, and $437 thousand for the year ended December 31, 2017.  The net loss totaled $26.3 million for the year ended December 31, 2018, compared with a net loss of $33.9 million for the year ended December 31, 2017.  The higher loss in 2017 was primarily related to a $3.5 million loss on extinguishment of debt and $2.6 million in unrealized losses recorded for warrant liabilities combined with $1.5 million in unrealized gains recorded for warrant liabilities in 2018.  The higher 2017 loss was also related to higher stock compensation resulting from the vesting of milestone shares earned by employees.

 Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e., general and administrative expense) and our interest expense.  We will continue to incur non-cash expense in connection with our management and director equity incentive compensation plans.

 Revenues.  Revenue totaled $440 thousand during the year ended December 31, 2018, compared to $437 thousand during the year ended December 31, 2017.  The revenue is primarily related to rental income from the FVF Lease (see "Agricultural Development", above).

 General and Administrative Expenses.  General and administrative expenses during the year ended December 31, 2018, totaled $11.4 million compared with $12.8 million for the year ended December 31, 2017.  Non-cash compensation costs related to stock and option awards are included in general and administrative expenses.

 Compensation costs from stock and option awards for the year ended December 31, 2018, totaled $0.5 million compared with $2.3 million for the year ended December 31, 2017.  The higher 2017 expense primarily reflects the vesting of milestone shares earned by employees and consultants of the Company.

 General and administrative expenses, exclusive of stock-based compensation costs, totaled $10.9 million for the year ended December 31, 2018, compared with $10.5 million for the year ended December 31, 2017.

 Depreciation.  Depreciation expense totaled $258 thousand for the year ended December 31, 2018, and $274 thousand for the year ended December 31, 2017.

 Interest Expense.  Interest expense totaled $15.3 million during the year ended December 31, 2018, compared to $17.8 million during the year ended December 31, 2017.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Year Ended December 31,
	2018	2017

Interest on outstanding debt	$12,594	$11,279
Unrealized (gains) losses on warrants	(1,522)	2,608
Amortization of debt discount	4,095	3,690
Amortization of deferred loan costs	103	193

	$15,270	$17,770

 The interest on outstanding debt increased from $11.3 million to $12.6 million due to  compounded interest on a larger credit facility associated with our May 2017 debt refinancing.   Additionally, during the year ended December 31, 2017, the Company recorded net unrealized losses on warrants of $2.6 million, which included $3.1 million in unrealized losses related to the issuance of shares to former lenders (see Note 8 to the Consolidated Financial Statements, "Common Stock") and $508 thousand in unrealized gains related to our May 2017 debt refinancing.  During the year ended December 31, 2018, the Company recorded net unrealized gains on warrants of $1.5 million.  (See Note 6 to the Consolidated Financial Statements, "Long-Term Debt and Lease Obligation").

 Interest Income.  Interest income totaled $223 thousand during the year ended December 31, 2018, and $51 thousand for the year ended December 31, 2017.

 Debt Refinancings.  In May 2017, we entered into a new $60 million credit agreement ("Credit Agreement") with funds affiliated with Apollo Global Management, LLC ("Apollo") that replaced and refinanced our then existing $45 million senior secured mortgage debt and provided $15 million of new senior debt to fund immediate construction related expenditures ("Senior Secured Debt").  The Senior Secured Debt will mature on the earlier of (a) March 5, 2021, or (b) the "Springing Maturity Date" that is 91 days prior to the maturity date of the 7.00% Convertible Senior Notes of Cadiz due 2020 (the "Convertible Senior Notes"), which is March 5, 2020.  However, we have entered into option agreements with parties holding 95% of the Convertible Senior Notes that allow us, at our sole option, at any time prior to December 5, 2019, to extend the maturity date of the Convertible Senior Notes to September 5, 2021 (see Note 13 to the Consolidated Financial Statements, "Subsequent Events").  The Springing Maturity Date is only applicable if at that time (a) there is at least $10.0 million of original, outstanding principal related to the Convertible Senior Notes, and (b) the 5-day VWAP, as defined in the Credit Agreement, is less than 120% of the then applicable conversion rate ((a) or (b), as applicable, the "Maturity Date").  Interest on the Senior Secured Debt is due quarterly on each March 31, June 30, September 30 and December 31 (each an "Interest Date") beginning on June 30, 2017.  Interest on the Senior Secured Debt will (i) accrete to the outstanding principal amount at a rate per annum equal to 6% (the "PIK Rate") compounded quarterly on each Interest Date and (ii) accrue on the outstanding principal amount at a rate per annum equal to 2% (the "Cash Rate").  The Accreted Loan Value plus the Applicable Prepayment Premium will be due and payable on the Maturity Date.  "Accreted Loan Value" means, as of the date of determination, the outstanding principal amount of the applicable loan, plus all accreted interest as of the calendar day immediately prior to such date of determination. "Applicable Prepayment Premium" means with respect to any repayment of the loans (a) the Accreted Loan Value of the loans being prepaid or repaid, as applicable, multiplied by (b) 3.00%.

We, in our discretion, may make any quarterly interest payment in cash on the applicable Interest Date at the PIK Rate, in lieu of accretion of such interest to the principal amount at the PIK Rate.  The proceeds from the Credit Agreement were used to repay the then existing senior secured mortgage debt resulting in a loss on extinguishment of $3.5 million which consisted of the write-off of unamortized debt discount, unamortized debt issuance costs and fees paid to the former lenders.  In addition, we incurred $1.5 million in legal and finders' fees which was recorded as additional debt discount and is being amortized through December 2019, which is the Springing Maturity Date as discussed above.

 In conjunction with the closing of the Senior Secured Debt, we issued to Apollo a warrant to purchase an aggregate of 362,500 shares of our common stock ("2017 Warrant").  The Company recorded a debt discount at the time of the closing of the Senior Secured Debt in the amount of $2.9 million which was the fair value of the 2017 Warrant issued.  The debt discount is being amortized through December 2019, which is the Springing Maturity Date as discussed above.  The fair value of the 2017 Warrant derivative liability is remeasured each reporting period, and the change in fair value is recorded as an adjustment to the derivative liability with unrealized gains or losses reflected in interest expense.   The warrant has a five-year term and an exercise price of $14.94 per share, subject to adjustment for corporate actions including, but not limited to, stock dividends, stock splits, reverse stock splits, corporate reorganizations and mergers.

Liquidity and Capital Resources

(a)     Current Financing Arrangements

 As we have not received significant revenues from our development activities to date, we have been required to obtain financing to bridge the gap between the time water resource and other development expenses are incurred and the time that revenue will commence.  Historically, we have addressed these needs primarily through secured debt financing arrangements and private equity placements.

 In November 2018, we entered into an At Market Issuance Sales Agreement under which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $25 million from time to time in an "at-the-market" offering (the "November 2018 ATM Offering").  As of December 31, 2018, the Company issued 97,106 shares of common stock in the November 2018 ATM Offering for gross proceeds of $1.05 million and aggregate net proceeds of approximately $0.9 million.  We have and may continue to issue equity securities pursuant to the November 2018 ATM Offering (see Note 13 to the Consolidated Financial Statements, "Subsequent Events").

 In March 2018, we entered into an At Market Issuance Sales Agreement under which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $15 million from time to time in an "at the market" offering (the "March 2018 ATM Offering").  We completed the offering during May 2018 having issued 1,159,718 shares of common stock in the March 2018 ATM Offering for gross proceeds of $15 million and aggregate net proceeds of approximately $14.6 million.

 In May 2017, we entered into a new $60 million credit agreement with funds affiliated with Apollo that replaced and refinanced our then existing $45 million senior secured mortgage debt and provided $15 million of new senior debt to fund immediate construction related expenditures.

 The Senior Secured Debt and the Convertible Senior Notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit our ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on our ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the Senior Secured Debt were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At December 31, 2018, we were in compliance with our debt covenants.

 Limitations on our liquidity and ability to raise capital may adversely affect us.  Sufficient liquidity is critical to meet our resource development activities.  As discussed further in "Outlook" below, we do not have adequate resources on hand to meet the obligations related to the (1) Senior Secured Debt which could come due as early as December 2019 or (2) the Convertible Senior Notes coming due in March 2020 to the extent these notes are not converted.  However, we have entered into option agreements with parties holding 95% of the Convertible Senior Notes that allow us, at any time prior to December 5, 2019, to extend the maturity date of the Convertible Senior Notes to September 5, 2021 (see Note 13 to the Consolidated Financial Statements, "Subsequent Events").  Additionally, the completion of the acquisition of the 124-mile extension of our Northern Pipeline will require an $18 million payment within thirty days of satisfaction of certain conditions precedent under our purchase agreement with EPNG.  We do not currently have the cash resources on hand to make this payment in full.  To the extent additional capital is required, we may increase liquidity through a variety of means, including equity or debt placements, through the lease, sale or other disposition of assets or reductions in operating costs.  If additional capital is required, no assurances can be given as to the availability and terms of any new financing.

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

 At December 31, 2018, we had no outstanding credit facilities other than the Senior Secured Debt and the Convertible Senior Notes.

 Cash Used for Operating Activities.  Cash used for operating activities totaled $12.2 million for the year ended December 31, 2018, and $10.5 million for the year ended December 31, 2017.  The cash was primarily used to fund general and administrative expenses related to our water development efforts.

 Cash Used For Investing Activities.  Cash used for investing activities in the year ended December 31, 2018, was $3.7 million, compared with $1.0 million for the year ended December 31, 2017.  The costs consisted of engineering and design related to the development of the Water Project.  In addition, the 2018 period included investments in the Northern Pipeline (see "Water Resource Development", above).

 Cash Provided by Financing Activities.  Cash provided by financing activities totaled $15.4 million for the year ended December 31, 2018, compared with cash provided by financing activities of $12.3 million for the year ended December 31, 2017.  The 2018 results included $15.5 million of net proceeds from the issuance of shares under at-the-market offerings.  The 2017 results include $12.3 million of net proceeds from the issuance of long-term debt.

 (b)     Outlook

 Short-Term Outlook.  We have principal and interest payments aggregating approximately $79.6 million coming due in March 2020 relating to our Convertible Senior Notes to the extent the noteholders, who have the right to convert at any time into our common stock at a conversion rate of $6.75 per share, do not convert prior to March 2020 or we do not exercise the option agreements we currently have with parties holding 95% of our Convertible Senior Notes that allow us, at our sole option, at any time prior to December 5, 2019, to extend the maturity date of the Convertible Senior Notes to September 5, 2021, as further discussed in Note 13 to the Consolidated Financial Statements, "Subsequent Events".  Our Senior Secured Debt of approximately $67.4 million as of December 31, 2018 could also become due as early as December 2019 if we have not exercised the option agreements or the Convertible Senior Notes have not been converted by that time and the Company's stock price is less than 120% of the conversion rate and according to additional terms of the debt agreement as further discussed in Note 6 to the Consolidated Financial Statements, "Long-Term Debt and Lease Obligation".  We do not currently have adequate resources on hand to meet these obligations should they come due.  Additionally, to complete our acquisition of an additional 124-mile extension of our Northern Pipeline, we will require a further $18 million payment upon completion of certain conditions precedent under our purchase agreement with EPNG (see "Water Resource Development", above).  If the acquisition of the 124-mile segment is not completed, then our Northern Pipeline opportunities will be limited to the 96-mile segment we already own.  As we require additional working capital to fund operations, we expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities.  See "Long-Term Outlook" below.  No assurances can be given, however, as to the availability or terms of any new financing.

 Long-Term Outlook. In the longer term, we will need to raise additional capital to finance working capital needs, capital expenditures and any payments due under our Senior Secured Debt or our Convertible Senior Notes at maturity (see "Current Financing Arrangements" above).  Our future working capital needs will depend upon the specific measures we pursue in the entitlement and development of our water resources and other developments.  Future capital expenditures will depend primarily on the progress of the Water Project.

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

(c)     Critical Accounting Policies

 As discussed in Note 2 to our Consolidated Financial Statements, "Summary of Significant Accounting Policies", the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and related footnotes.  In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements based on all relevant information available at the time and giving due consideration to materiality.  However, application of these policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  Management has concluded that the following critical accounting policies described below affect the most significant judgments and estimates used in the preparation of the consolidated financial statements.

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

 As of December 31, 2018, all options outstanding are fully vested; therefore, there is no potential impact of forfeitures.

 (6) Valuation of Warrants.  In May 2017, the Company issued to its senior lenders warrants to purchase an aggregate 362,500 shares of the Company's common stock ("2017 Warrants").  The 2017 Warrants have a five-year term and an exercise price of $14.94 per share, subject to adjustment.  The 2017 Warrants are valued using a lattice model that uses unobservable inputs such as volatility and future probability of issuing new shares.  The fair value of the 2017 Warrants derivative liability is remeasured each reporting period, and the change in fair value is recorded as an adjustment to the derivative liability with unrealized gains or losses reflected in interest expense.

(d)     New Accounting Pronouncements

 See Note 2 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies".

(e)     Off Balance Sheet Arrangements

 The Company does not have any off balance sheet arrangements at this time.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

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

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 Not applicable.

ITEM 9A.  Controls and Procedures

Disclosure Controls and Procedures

 We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including Chief Executive Officer (the "Principal Executive Officer") and Chief Financial Officer (the "Principal Financial Officer") and to our Board of Directors.  Based on their evaluation as of December 31, 2018, our Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.
Management's Report on Internal Control Over Financial Reporting
 Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the criteria in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.  The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
 In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in the Company's internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  Other Information
 Not applicable.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

 The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2018.

ITEM 11.  Executive Compensation

 The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2018.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

 The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2018.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

 The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2018.

ITEM 14.  Principal Accounting Fees and Services

 The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2018.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

1.	Financial Statements. See Index to Consolidated Financial Statements.

2.	Financial Statement Schedule. See Index to Consolidated Financial Statements.

3.	Exhibits.

The following exhibits are filed or incorporated by reference as part of this Form 10-K.

3.1	Cadiz Certificate of Incorporation, as amended (1)

3.2	Amendment to Cadiz Certificate of Incorporation dated November 8, 1996(2)

3.3	Amendment to Cadiz Certificate of Incorporation dated September 1, 1998(3)

3.4	Amendment to Cadiz Certificate of Incorporation dated December 15, 2003(4)

3.5	Certificate of Amendment to the Certificate of Incorporation of Cadiz Inc. effective June 10, 2016(33)

3.6	Certificate of Elimination of Series D Preferred Stock, Series E-1 Preferred Stock and Series E-2 Preferred Stock of Cadiz Inc. dated December 15, 2003(4)

3.7	Certificate of Elimination of Series A Junior Participating Preferred Stock of Cadiz Inc., dated March 25, 2004(4)

3.8	Amended and Restated Certificate of Designations of Series F Preferred Stock of Cadiz Inc.(5)

3.9	Cadiz Bylaws, as amended(6)

3.10	Amendment to the Bylaws of Cadiz Inc. effective June 10, 2016(33)

3.11	Second Amended and Restated Certificate of Designations of Series F Preferred Stock of Cadiz Inc. dated June 30, 2006, as corrected by Certificate of Correction dated March 14, 2007(8)

3.12	Certificate of Elimination of Series F Preferred Stock of Cadiz Inc. (as filed August 3, 2007)(9)

4.1	Indenture, dated as of December 10, 2015 between Cadiz Inc. and U.S. Bank National Association(28)

4.2	First Supplemental Indenture, dated as of April 28, 2016, by and between Cadiz Inc. and U.S. Bank National Association(32)

4.3	Form of Senior Indenture between Cadiz Inc. and U.S. Bank National Association(34)

4.4	Form of Subordinated Indenture between Cadiz Inc. and U.S. Bank National Association(34)

4.5	Warrant dated May 25, 2017 issued to Apollo Special Situations Fund, L.P.(35)

4.6	Form of Senior Indenture(41)

4.7	Form of Subordinated Indenture(41)

10.1	Limited Liability Company Agreement of Cadiz Real Estate LLC dated December 11, 2003(4)

10.2	Amendment No. 1, dated October 29, 2004, to Limited Liability Company Agreement of Cadiz Real Estate LLC(7)

10.3	Amendment No. 2 dated March 5, 2013, to Limited Liability Company Agreement of Cadiz Real Estate LLC(22)

10.4	Longitudinal Lease Agreement dated September 17, 2008 between Arizona & California Railroad Company and Cadiz Real Estate, LLC(10)

10.5	2009 Equity Incentive Plan(11)

10.6	Services and Exclusivity Agreement with Layne Christensen Company dated November 2, 2009, as amended by amendments dated January 4, 2010, January 27, 2010(12)

10.7	Form of Option Agreement with Santa Margarita Water District(13)

10.8	Form of Environmental Processing and Cost Sharing Agreement with Santa Margarita Water District(13)

10.9	Form of Environmental Processing and Cost Sharing Agreement with Three Valleys Municipal Water District(13)

10.10	Option Agreement with Golden State Water Company dated June 25, 2010(14)

10.11	Option Agreement with Suburban Water Systems dated October 4, 2010(15)

10.12	Amendment No. 3 to the Services and Exclusivity Agreement with Layne Christensen Company dated April 8, 2010(16)

10.13	Letter agreement with Scott S. Slater dated April 12, 2011(17)

10.14	Option Agreement with California Water Service Company dated December 1, 2011(18)

10.15	Form of Memorandum of Understanding by and among Cadiz Inc., County of San Bernardino and Santa Margarita Water District(19)

10.16	Water Purchase and Sale Agreement among Cadiz Inc., Cadiz Real Estate LLC, Fenner Valley Mutual Water Company and Santa Margarita Water District dated July 31, 2012(20)

10.17
Groundwater Management, Monitoring, and Mitigation Plan for the Cadiz Valley Groundwater Conservation, Recovery and Storage Project approved by the Santa Margarita Water District and the County of San Bernardino Board of Supervisors effective October 1, 2012(20)

10.18	Second Amended Option Agreement with El Paso Natural Gas Company dated December 7, 2012(21)

10.19	Revised Terms of Engagement with Brownstein Hyatt Farber and Schreck dated January 9, 2013(22)

10.20	Letter agreement with Scott Slater dated January 10, 2013(22)

10.21	Lease Agreement, dated as of July 1, 2013, by and between Cadiz Inc. and Limoneira Company(23)

10.22	Form of Note Exchange Agreement, by and between Cadiz Inc. and the convertible note holder party thereto(27)

10.23	Track Utilization Agreement dated September 16, 2013, between Arizona & California Railroad Company and Cadiz Real Estate LLC(24)

10.24	Amended and Restated Employment Agreement between Keith Brackpool and Cadiz Inc. dated June 13, 2014(25)

10.25	Amended and Restated Employment Agreement between Timothy J. Shaheen and Cadiz Inc. dated June 13, 2014(25)

10.26	Form of Water Purchase and Sale Agreement, dated as of December 29, 2014, by and between Cadiz Inc. and San Luis Water District(26)

10.27	Lease Agreement, dated as of December 23, 2015, by and among Cadiz Real Estate LLC, Cadiz Inc. and Water Asset Management LLC(28)

10.28	Amended and Restated Lease Agreement, dated as of February 8, 2016, by and among Cadiz Real Estate LLC, Cadiz Inc. and Fenner Valley Farm, LLC(29)

10.29	Waiver Agreement under Amended and Restated Credit Agreement, dated as of March 9, 2016, by and among Cadiz Inc., Cadiz Real Estate LLC and the Required Lenders(30)

10.30	Private Placement Purchase Agreement, dated as of April 26, 2016, by and among Cadiz Inc. and the purchasers party thereto(31)

10.31	Registration Rights Agreement, dated as of April 28, 2016, by and among Cadiz Inc. and the holders party thereto(32)

10.32
$60,000,000 Credit Agreement, dated as of May 1, 2017, by and among Cadiz Inc. and Cadiz Real Estate LLC as borrowers, Apollo Special Situations Fund, L.P. and the other lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent(36)

10.33
Amended and Restated Payoff Agreement and Stipulation dated as of May 24, 2017, by Cadiz Inc.,  Cadiz Real Estate LLC, MSD Credit Opportunity Master Fund, L.P., Milfam II L.P., WPI-Cadiz Farm CA, LLC and Wells Fargo Bank, National Association, as administrative agent(35)

10.34	Security Agreement made by Cadiz Inc. and Cadiz Real Estate LLC, as loan parties, in favor of Wells Fargo Bank, National Association, as Agent, dated as of May 25, 2017(35)

10.35
Deed of Trust, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing dated as of May 25, 2017 from Cadiz Inc., Cadiz Real Estate LLC, and Octagon Partners, LLC, collectively, as Trustor to Chicago Title Company, as Trustee and Wells Fargo Bank, National Association, as Agent for the Lenders from time to time under the Credit Agreement, as Beneficiary(35)

10.36	Settlement Agreement and Release, dated as of October 2, 2017, by and among Cadiz Inc., Cadiz Real Estate LLC, MSD Master Credit Opportunity Fund, L.P., Milfam II L.P. and WPI-Cadiz Farm CA, LLC(37)

10.37	Letter Agreement, dated November 8, 2017, by and among Cadiz Inc., and Apollo Special Situations Fund. L.P.(38)

10.38	At Market Issuance Sales Agreement, dated March 27, 2018, by and between Cadiz Inc., and B. Riley FBR, Inc.(39)

10.39	Cooperation Agreement, dated as of May 1, 2018, between WAM Asset Management, LLC and Cadiz Inc.(40)

10.40	At Market Issuance Sales Agreement, by and between Cadiz Inc. and B. Riley FBR, Inc. dated November 16, 2018(41)

10.41	Purchase and Sale Agreement between El Paso Natural Gas Company, LLC, and Cadiz Inc. dated December 31, 2018

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Scott Slater, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Scott Slater, Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________________________________________________________________________

(1)	Previously filed as an Exhibit to our Registration Statement on Form S-1 (Registration No. 33-75642) declared effective May 16, 1994 filed on February 23, 1994
(2)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 filed on November 14, 1996
(3)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 filed on November 13, 1998
(4)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003 filed on November 2, 2004
(5)	Previously filed as an Exhibit to our Current Report on Form 8-K dated November 30, 2004 filed on December 2, 2004
(6)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed on August 13, 1999
(7)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed on March 31, 2005
(8)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 16, 2007
(9)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 6, 2007
(10)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed on November 10, 2008
(11)	Previously filed as Appendix A to our definitive proxy dated November 3, 2009, and filed on November 5, 2009

(12)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 15, 2010
(13)	Previously filed as an Exhibit to our Current Report on Form 8-K dated June 23, 2010 and filed on June 24, 2010
(14)	Previously filed as an Exhibit to our Current Report on Form 8-K dated June 25, 2010 and filed on June 30, 2010
(15)	Previously filed as an Exhibit to our Current Report on Form 8-K dated October 4, 2010 and filed on October 7, 2010
(16)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 16, 2011
(17)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 9, 2011
(18)	Previously filed as an Exhibit to our Current Report on Form 8-K dated December 1, 2011, and filed on December 7, 2011
(19)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 9, 2012
(20)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 8, 2012
(21)	Previously filed as an Exhibit to our Current Report on Form 8-K dated December 7, 2012, and filed on December 12, 2012
(22)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 15, 2013
(23)	Previously filed as an Exhibit to our Current Report on Form 8-K dated July 1, 2013 and filed on July 2, 2013
(24)	Previously filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 8, 2013
(25)	Previously filed as an Exhibit to our Current Report on Form 8-K dated June 10, 2014 and filed on June 13, 2014
(26)	Previously filed as an Exhibit to our Current Report on Form 8-K dated December 19, 2014 and filed on December 22, 2014
(27)	Previously filed as an Exhibit to our Current Report on Form 8-K dated November 23, 2015 and filed on November 30, 2015
(28)	Previously filed as an Exhibit to our Current Report on Form 8-K dated December 10, 2015 and filed on December 16, 2015
(29)	Previously filed as an Exhibit to our Current Report on Form 8-K dated December 23, 2015 and filed on December 30, 2015
(30)	Previously filed as an Exhibit to our Current Report on Form 8-K dated February 8, 2016 and filed on February 12, 2016
(31)	Previously filed as an Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 14, 2016
(32)	Previously filed as an Exhibit to our Current Report on Form 8-K dated April 26, 2016 and filed on April 29, 2016
(33)	Previously filed as an Exhibit to our Current Report on Form 8-K dated June 9, 2016 and filed on June 14, 2016
(34)	Previously filed as an Exhibit to our Registration Statement on Form S-3 (Registration No. 333-214318) filed on October 28, 2016

(35)	Previously filed as an Exhibit to our Current Report on form 8-K dated May 24, 2017 and filed on May 26, 2017
(36)	Previously filed as an Exhibit to our Current Report on Form 8-K dated May 1, 2017 and filed on May 2, 2017
(37)	Previously filed as an Exhibit to our Current Report on Form 8-K dated October 2, 2017 and filed on October 3, 2017
(38)	Previously filed as an Exhibit to our Quarter Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 8, 2017
(39)	Previously filed as an Exhibit to our Current Report on Form 8-K dated March 27, 2018 and filed on March 27, 2018
(40)	Previously filed as an Exhibit to our Current Report on Form 8-K dated May 1, 2018 and filed on May 3, 2018
(41)	Previously filed as an Exhibit to our registration statement on Form S-3 (Registration No. 333-228433) filed on November 16, 2018

 ITEM 16.  Form 10-K Summary

 None.

Cadiz Inc.

CADIZ INC. CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cadiz Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

 We have audited the accompanying consolidated balance sheets of Cadiz Inc. and its subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders' deficit and cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

 The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 18, 2019

We have served as the Company's auditor since at least 1995. We have not been able to determine the specific year we began serving as auditor of the Company.

Cadiz Inc.

Consolidated Statements of Operations and Comprehensive Loss

	December 31,
(In thousands, except per share data)	2018	2017

Total revenues (rental income)	$440	$437

Costs and expenses:
General and administrative	11,402	12,803
Depreciation	258	274

Total costs and expenses	11,660	13,077

Operating loss	(11,220)	(12,640)

Interest expense	(15,270)	(17,770)
Interest income	223	51
Loss on extinguishment of debt and debt refinancing	-	(3,501)
Loss before income taxes	(26,267)	(33,860)

Income tax expense	6	4

Net loss and comprehensive loss	$(26,273)	$(33,864)

Basic and diluted net loss per share	$(1.09)	$(1.50)

Weighted-average shares outstanding	23,998	22,535

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Balance Sheets

	December 31,
($ in thousands, except per share data)	2018	2017

ASSETS

Current assets:
Cash and cash equivalents	$12,558	$13,030
Accounts receivable	38	36
Prepaid expenses and other	408	411
Total current assets	13,004	13,477

Property, plant, equipment and water programs, net	46,619	45,269
Long-term deposit/prepaid expenses	2,000	-
Goodwill	3,813	3,813
Other assets	3,873	3,946

Total assets	$69,309	$66,505

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$225	$411
Accrued liabilities	2,070	2,281
Current portion of long-term debt	59	1,408
Warrant liabilities	865	2,387
Other liabilities	923	-

Total current liabilities	4,142	6,487

Long-term debt	136,246	123,768
Long-term lease obligations with related party, net Deferred revenue	14,411 750	13,276 750
Other long-term liabilities	-	923

Total liabilities	155,549	145,204

Commitments and contingencies (Note 11)

Stockholders' deficit:
Common stock - $0.01 par value; 70,000,000 shares
authorized; shares issued and outstanding: 24,654,911 at December 31, 2018, and 22,987,434 at December 31, 2017	247	230

Additional paid-in capital	383,521	364,806
Accumulated deficit	(470,008)	(443,735)
Total stockholders' deficit	(86,240)	(78,699)

Total liabilities and stockholders' deficit	$69,309	$66,505

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Cash Flows
	Year Ended December 31,
($ in thousands)	2018	2017

Cash flows from operating activities:
Net loss	$(26,273)	$(33,864)
Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation	258	274
Unrealized (gain) loss on warrant derivative liabilities	(1,522)	2,608
Amortization of deferred loan costs	103	193
Amortization of debt discount	3,920	3,644
Interest expense added to loan principal	9,767	9,269
Interest expense added to lease liability	1,111	964
Loss on debt conversions	175	58
Loss on early extinguishment of debt and debt refinancing	-	3,501
Compensation charge for stock awards and share options	473	2,304
Changes in operating assets and liabilities:
Accounts receivable	(2)	3
Prepaid expenses and other current assets	3	2,980
Other assets	73	(444)
Accounts payable	(98)	(79)
Accrued liabilities	(181)	(1,877)

Net cash used for operating activities	(12,193)	(10,466)

Cash flows from investing activities:
Additions to long-term deposit	(2,000)	-
Additions to property, plant and equipment	(1,726)	(1,006)

Net cash used for investing activities	(3,726)	(1,006)

Cash flows from financing activities:
Net proceeds from issuance of common stock	15,503	-
Net proceeds from issuance of long-term debt	-	57,253
Principal payments on long-term debt	(56)	(44,923)

Net cash provided by financing activities	15,447	12,330

Net (decrease) increase in cash and cash equivalents and restricted cash	(472)	858

Cash and cash equivalents and restricted cash, beginning of period	13,163	12,305

Cash and cash equivalents and restricted cash, end of period	$12,691	$13,163

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Stockholders' Deficit

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
($ in thousands)	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2016	21,768,864	$218	$355,336	$(409,871)	$(54,317)

Issuance of shares to lenders	293,802	3	3,731	-	3,734
Issuance of shares pursuant to bond conversions	413,335	4	2,821	-	2,825
Stock compensation expense	511,433	5	2,918	-	2,923
Net Loss	-	-	-	(33,864)	(33,864)
Balance as of December 31, 2017	22,987,434	230	364,806	(443,735)	(78,699)

Issuance of shares pursuant to ATM offerings	1,256,824	13	15,490	-	15,503
Issuance of shares pursuant to bond conversions	376,463	4	2,752	-	2,756
Stock compensation expense	34,190	-	473	-	473
Net loss	-	-	-	(26,273)	(26,273)
Balance as of December 31, 2018	24,654,911	$247	$383,521	$(470,008)	$(86,240)

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Notes To The Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

 Cadiz Inc. ("Cadiz" or "the Company") is a land and water resource development company with over 45,000 acres of land in three areas of eastern San Bernardino County, California.  Virtually all of this land is underlain by high-quality, naturally recharging groundwater resources, and is situated in proximity to the Colorado River and the Colorado River Aqueduct ("CRA"), California's primary mode of water transportation for imports from the Colorado River into the State.  The Company's properties are suitable for various uses, including large-scale agricultural development, groundwater storage and water supply projects. The Company's main objective is to realize the highest and best use of its land and water resources in an environmentally responsible way.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

 The Consolidated Financial Statements of the Company have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business.

 The Company incurred losses of $26.3 million and $33.9 million for the years ended December 31, 2018 and 2017, respectively.  The Company had working capital of $8.9 million at December 31, 2018, and used cash in operations of $12.2 million for the year ended December 31, 2018.  Cash requirements during the year ended December 31, 2018 primarily reflect certain administrative costs related to the Company's water project development efforts.  Currently, the Company's sole focus is the development of its land and water assets.

 In November 2018, the Company entered into an At Market Issuance Sales Agreement under which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $25 million from time to time in an "at-the-market" offering (the "November 2018 ATM Offering").  As of December 31, 2018, the Company issued 97,106 shares of common stock in the November 2018 ATM Offering for gross proceeds of $1.05 million and aggregate net proceeds of approximately $0.9 million.  The Company has and may continue to issue equity securities pursuant to the November 2018 ATM Offering (see Note 13, "Subsequent Events").

 In March 2018, the Company entered into an At Market Issuance Sales Agreement  under which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $15 million from time to time in an "at the market" offering (the "March 2018 ATM Offering"). The Company completed the offering during May 2018, having issued 1,159,718 shares of common stock in the March 2018 ATM Offering for gross proceeds of $15 million and aggregate net proceeds of approximately $14.6 million.

 In May 2017, the Company entered into a new $60 million credit agreement ("Credit Agreement") with funds affiliated with Apollo Global Management, LLC ("Apollo") that replaced and refinanced its then existing $45 million senior secured mortgage debt ("Prior Senior Secured Debt") and provided $15 million of new senior debt to fund immediate construction related expenditures ("Senior Secured Debt").  The Company's Senior Secured Debt and its convertible notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company's ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on the Company's ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the Senior Secured Debt were negotiated by the parties with a view towards the Company's operating and financial condition as it existed at the time the agreements were executed.  At December 31, 2018, the Company was in compliance with its debt covenants.

 The Company has principal and interest payments aggregating approximately $79.6 million coming due in March 2020 related to its 7.00% Convertible Senior Notes ("Convertible Senior Notes") to the extent the noteholders, who have the right to convert at any time into the Company's common stock at a conversion rate of $6.75 per share, do not convert prior to March 2020 or the Company does not exercise the option agreements it currently has with parties holding 95% of its Convertible Senior Notes that allow the Company, at its sole option, at any time prior to December 5, 2019, to extend the maturity date of the Convertible Senior Notes to September 5, 2021, as further discussed in Note 13, "Subsequent Events".  Additionally, the Company's Senior Secured Debt of approximately $66.1 million as of December 31, 2018, could also become due as early as December 2019, if the Company has not exercised the option agreements or the Convertible Senior Notes have not been converted by that time and the Company's stock price is less than 120% of the conversion rate and according to additional terms of the debt agreement.  Specifically, the Springing Maturity Date is not applicable if less than $10 million of original, outstanding principal related to the Convertible Senior Notes is outstanding at that time (see Note 6, "Long-Term Debt and Lease Obligation").  Further, the Company's option to acquire an additional 124-mile extension of its' Northern Pipeline will require an $18 million payment upon completion of certain conditions precedent under the purchase agreement with EPNG.  If the acquisition of the 124-mile segment is not completed, then the Company's Northern Pipeline opportunities will be limited to the 96-mile segment it already owns.  The Company may meet its debt and working capital requirements through a variety of means, including extension, refinancing, equity placements, the sale or other disposition of assets, or reductions in operating costs.

 Limitations on the Company's liquidity and ability to raise capital may adversely affect it.  Sufficient liquidity is critical to meet the Company's resource development activities.  Although the Company currently expects its sources of capital to be sufficient to meet its near-term liquidity needs, there can be no assurance that its liquidity requirements will continue to be satisfied.  If the Company cannot raise needed funds, it might be forces to make substantial reductions in its operating expenses, which could adversely affect its ability to implement its current business plan and ultimately impact its viability as a company.

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

Stock-Based Compensation

 General and administrative expenses include $0.5 million and $2.3 million of stock-based compensation expenses in the years ended December 31, 2018 and 2017, respectively.

 The Company applies the Black-Scholes valuation model in determining the fair value of options granted to employees and consultants.  For employees, the fair value is then charged to expense on the straight-line basis over the requisite service period.  For consultants, the fair value is remeasured at each reporting period and recorded as a liability until the award is settled.

 As of December 31, 2018, all options outstanding are fully vested; therefore, there is no potential impact of forfeitures. The Company is in a tax loss carryforward position and is not expected to realize a benefit from any additional compensation expense recognized under Topic 718.  See Note 7, "Income Taxes".

Net Loss Per Common Share

 Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding.  Options, deferred stock units, warrants, and the zero coupon term loan convertible into or exercisable for certain shares of the Company's common stock were not considered in the computation of net loss per share because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 11,398,000 shares and 10,894,000 shares for the years ended December 31, 2018 and 2017, respectively.

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

Goodwill and Other Assets

 As a result of a merger in May 1988 between two companies which eventually became known as Cadiz Inc., goodwill in the amount of $7,006,000 was recorded.  Approximately $3,193,000 of this amount was amortized prior to the adoption of Accounting Standards Codification 350, "Intangibles – Goodwill and Other" ("ASC 350") on January 1, 2002.  Since the adoption of ASC 350, there have been no goodwill impairments recorded.  The Cadiz reporting unit to which $3.8 million of goodwill is allocated had a negative carrying amount on December 31, 2018 and 2017.

 Deferred loan costs represent costs incurred to obtain debt financing.  Such costs are amortized over the life of the related loan using the interest method.  At December 31, 2018, the deferred loan fees relate to the Senior Secured Debt, as described in Note 6, "Long-Term Debt and Lease Obligation".

Impairment of Goodwill and Long-Lived Assets

 The Company assesses long-lived assets, excluding goodwill, for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. If it is determined that the carrying value of long-lived assets may not be recoverable, the potential impairment charge is measured by using the projected discounted cash-flow method.

 The Company uses a one-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any).  This quantitative assessment is performed at least annually in the fourth quarter and compares a reporting unit's fair value to its carrying amount to determine if there is a potential impairment.  An impairment loss will be recognized for the amount by which the reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.

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

Fair Value of Financial Instruments

 Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable.  Financial liabilities with carrying values approximating fair value include accounts payable and accrued liabilities due to their short-term nature.  The carrying value of the Company's secured debt approximates fair value, based on interest rates available to the Company for debt with similar terms.  The fair value of the Company's convertible debt exceeds its carrying value due to the increased value of its conversion feature, which is determined using the Black-Scholes model.  See Note 6, "Long-Term Debt and Lease Obligation", for discussion of fair value of debt.

Supplemental Cash Flow Information

 Under the terms of the Senior Secured Debt, the Company is required to pay 25% of all future quarterly interest payments in cash.  During the year ended December 31, 2018, approximately $1.29 million in interest payments on the Senior Secured Debt was paid in cash.  No other payments are due on the Senior Secured Debt or the Company's Convertible Senior Notes prior to their maturities.

 During the year ended December 31, 2018, approximately $2.8 million in convertible notes were converted by certain of the Company's lenders.  As a result, 376,463 shares of common stock were issued to the lenders.

 Cash payments for income taxes were $6,000 and $4,000 for each of the years ended December 31, 2018 and 2017.

Recent Accounting Pronouncements

Accounting Guidance Not Yet Adopted

 In August 2018, the Financial Accounting Standards Board ("FASB") issued an accounting standards update which modifies the disclosure requirements for fair value measurements.  This update is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted.  The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

 In June 2018, the FASB issued an accounting standards update which simplifies the accounting for share-based payments granted to nonemployees for goods and services.  This update is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years.  The Company is currently assessing this new guidance, and expects this new standard will not have a material impact on the consolidated financial statements.

 In July 2017, the FASB issued an accounting standards update to provide new guidance for the classification analysis of certain equity-linked financial instruments, or embedded features, with down round features, as well as clarify existing disclosure requirements for equity-classified instruments. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity's own stock. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, with early adoption permitted.  The Company is currently assessing this new guidance and cannot determine the impact of this standard at this time.

 In February 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update related to lease accounting including enhanced disclosures.  The new standard requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. This guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years.  The Company adopted this guidance on January 1, 2019, using an optional transition method with a cumulative effect adjustment to the beginning balance or retained earnings in the period of adoption without restating the 2018 and 2017 financial statement for comparable amounts.

 The Company will elect to utilize the transition package of practical expedients permitted within the new standard, which among other things, allows the Company to carryforward the historical lease classification.  The Company will make an accounting policy election that will keep leases with an initial term of 12 months or less off the Company's Consolidated Statements of Financial Position which will result in recognizing those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term.

 The Company expects adoption of the new standard will result in the recording of additional net lease assets and lease liabilities of approximately $151 thousand and $100 thousand, respectively, as of January 1, 2019.  Adoption of the standard will not materially impact the Company's Consolidated Statements of Operations nor the Consolidated Statements of Cash Flows.

 The Company does not believe the new standard will have a material impact on its liquidity and will have no impact on the Company's debt-covenant compliance under its current agreements.

 The Company is in the process of evaluating changes to its business processes, systems and controls needed to support recognition and disclosure under the new standard. Further, the Company is continuing to assess any incremental disclosures that will be required in the Company's consolidated financial statements.

Accounting Guidance Adopted

 In May 2014, the FASB issued an accounting standards update on revenue recognition including enhanced disclosures.  Under the new standard, revenue is recognized when (or as) a good or service is transferred to the customer and the customer obtains control of the good or service.  The Company adopted this guidance on January 1, 2018, and the new standard did not have a material impact on the Company's condensed consolidated financial statements or financial statement disclosures.

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

Cash, Cash Equivalents and Restricted Cash	December 31, 2018	December 31, 2017
(in thousands)

Cash and Cash Equivalents	$12,558	$13,030
Restricted Cash included in Other Assets	133	133
Cash, Cash Equivalents and Restricted Cash in the Consolidated Statement of Cash Flows	$12,691	$13,163

 The restricted cash amounts included in Other Assets primarily represent a deposit from a water project participant related to a cost-sharing agreement.

 In May 2017, the FASB issued an accounting standards update which clarifies which changes to terms or conditions of a share-based payment award require an entity to apply modification accounting, in accordance with Topic 218.  This guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years.  The Company adopted this guidance on January 1, 2018, and the new standard had no impact on the Company's condensed consolidated financial statements.

NOTE 3 – PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

 Property, plant, equipment and water programs consist of the following (dollars in thousands):

	December 31,
	2018	2017

Land and land improvements	$25,064	$24,781
Water programs	23,812	22,595
Buildings	1,572	1,572
Leasehold improvements	570	570
Furniture and fixtures	461	461
Machinery and equipment	1,422	1,337
Construction in progress	146	123
	53,047	51,439
Less accumulated depreciation	(6,428)	(6,170)

	$46,619	$45,269

NOTE 4 – OTHER ASSETS

 Other assets consist of the following (dollars in thousands):

	December 31,
	2018	2017

Prepaid rent	$3,740	$3,554
Security deposits	133	392
	$3,873	$3,946

 Prepaid rent primarily consists of fees incurred to obtain the right-of-way for the Water Project.  Amortization of prepaid rent was approximately $115,000 for each of the years ended December 31, 2018 and 2017.

NOTE 5 – ACCRUED LIABILITIES

 At December 31, 2018 and 2017, accrued liabilities consist of the following (dollars in thousands):

	December 31,
	2018	2017

Payroll, bonus, and benefits	$1,163	$1,204
Legal and consulting	405	550
Stock-based compensation	71	71
Other accrued expenses	431	456
	$2,070	$2,281

NOTE 6 – LONG-TERM DEBT AND LEASE OBLIGATION

 At December 31, 2018 and 2017, the carrying amount of the Company's outstanding debt is summarized as follows (dollars in thousands):

	December 31,
	2018	2017

Senior secured debt due May 25, 2021 Interest accrues at 8% per annum	$67,401	$62,701
Convertible note instrument due March 5, 2018 Interest accrues at 7% per annum	-	1,371
Convertible note instrument due March 5, 2020 Interest accrues at 7% per annum	73,158	69,488
Lease Obligation	14,831	13,720
Other loans	104	160
Debt discount and debt issuance costs, net of accumulated accretion	(4,778)	(8,988)
	150,716	138,452

Less current portion	59	1,408

	$150,657	$137,044

 The carrying value of the Company's Senior Secured Debt approximates fair value.  The fair value of the Company's Senior Secured Debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company by its lenders for similar debt instruments of comparable maturities by its lenders.

 The fair value of the Company's convertible debt exceeds its carrying value of approximately $71.0 million, which includes accreted interest, by approximately $42.2 million due to the increased value of its conversion feature.  The conversion feature's fair value increases as the Company's common stock price increases.  The fair value of the conversion feature (Level 3) is determined using the Black-Scholes model.  Significant inputs to the model were the conversion price ($6.75), the number of shares of common stock that could be acquired upon conversion as of December 31, 2018, the Company's stock price as of December 31, 2018 of $10.30 and stock volatility of 40%, which was determined using our publicly-traded stock price over the last 1.2 years.

 Pursuant to the Company's loan agreements, annual maturities of long-term debt outstanding on December 31, 2018, are as follows:

Year Ending December 31	($ in thousands)

2019	$59
2020	73,189
2021	67,416
2022	-
2023+	14,830
Total	$155,494

Credit Agreement

 On May 25, 2017 ("Closing Date"), the Company entered into a new $60 million credit agreement with funds affiliated with Apollo that replaced and refinanced the Company's then existing $45 million senior secured mortgage debt and provided $15 million of new senior debt to fund immediate construction related expenditures.  The Senior Secured Debt will mature on the earlier of (a) March 5, 2021, or (b) the "Springing Maturity Date" that is 91 days prior to the maturity date of the 7.00% Convertible Senior Notes of Cadiz due 2020 (the "Convertible Senior Notes"), which is March 5, 2020.  However, the Company has entered into option agreements with parties holding 95% of the Convertible Senior Notes that allow the Company, at its sole option, at any time prior to December 5, 2019, to extend the maturity date of the Convertible Senior Notes to September 5, 2021 (see Note 13, "Subsequent Event").   The Springing Maturity Date is only applicable if at that time (a) there is at least $10.0 million of original, outstanding principal related to the Convertible Senior Notes, and (b) the 5-Day VWAP, as defined in the Credit Agreement, is less than 120% of the $6.75 per share conversion rate ((a) or (b), as applicable, the "Maturity Date").

 The proceeds from the Credit Agreement were used to repay the then existing senior secured mortgage debt resulting in a loss on extinguishment of $3.5 million which consisted of the write-off of unamortized debt discount, unamortized debt issuance costs and fees paid to the former lenders.  In addition, the Company incurred $1.5 million in legal and finders' fees which was recorded as additional debt discount and is being amortized through December 2019, which is the Springing Maturity Date as discussed above.

 Interest on the Senior Secured Debt is due quarterly on each March 31, June 30, September 30 and December 31 (each an "Interest Date") beginning on June 30, 2017.  Interest on the Senior Secured Debt will (i) accrete to the outstanding principal amount at a rate per annum equal to 6% (the "PIK Rate") compounded quarterly on each Interest Date and (ii) accrue on the outstanding principal amount at a rate per annum equal to 2% (the "Cash Rate"). The Company, in its discretion, may make any quarterly interest payment in cash on the applicable Interest Date at the PIK Rate, in lieu of accretion of such interest to the principal amount at the PIK Rate.

 The Accreted Loan Value plus the Applicable Prepayment Premium will be due and payable on the Maturity Date. "Accreted Loan Value" means, as of the date of determination, the outstanding principal amount of the applicable Loan, plus all accreted interest as of the calendar day immediately prior to such date of determination. "Applicable Prepayment Premium" means with respect to any repayment of the Senior Secured Debt (a) the Accreted Loan Value of the Senior Secured Debt being prepaid or repaid, as applicable, multiplied by (b) 3.00%.

 The Company may prepay the Senior Secured Debt, in whole or in part, for an amount equal to the Accreted Loan Value plus the Applicable Prepayment Premium; provided that if the Springing Maturity Date has not occurred, the Company may not prepay the Senior Secured Debt, without the prior written consent of the holders of more than 50% of the aggregate unpaid principal amount of the Senior Secured Debt, during the period commencing on the date that is 91 days prior to the maturity date of the Convertible Senior Notes and ending on the maturity date of the Convertible Senior Notes.

 The Company paid Apollo an upfront fee of 2.00% of the aggregate principal amount of the Senior Secured Debt funded on the Closing Date.  This amount was recorded as additional debt discount and is being amortized over the remaining term of the loan.

 In conjunction with the closing of the Senior Secured Debt, the Company issued to Apollo a warrant to purchase an aggregate 362,500 shares of its common stock ("2017 Warrant").  The Company recorded a debt discount at the time of the closing of the Senior Secured Debt in the amount of $2.9 million which was the fair value of the 2017 Warrant issued.  The debt discount is being amortized through December 2019, which is the Springing Maturity Date as discussed above.  The fair value of the 2017 Warrant derivative liability is remeasured each reporting period, and the change in fair value is recorded as an adjustment to the derivative liability with unrealized gains or losses reflected in interest expense.  The warrant has a five-year term and an exercise price of $14.94 per share, subject to adjustment for corporate actions including, but not limited to, stock dividends, stock splits, reverse stock splits, corporate reorganizations and mergers.

 Total unrealized gains of $1.5 million for warrant liabilities accounted for as derivatives have been recorded in interest expense in the year ended December 31, 2018.

Convertible Notes

On April 26, 2016, the Company entered into a note purchase agreement with new and existing investors (the "Investors"), pursuant to which the Company issued approximately $10.0 million of its 7.00% Convertible Senior Notes due 2020 ("Convertible Senior Notes") in aggregate principal and accrued interest.  The proceeds from this issuance of the Convertible Senior Notes to the Investors (such Convertible Senior Notes, the "New Notes"), approximately $8.0 million before fees and expenses, were used for general working capital purposes.

 The Convertible Senior Notes accrue interest at 7.00% per year, with no principal or interest payments due prior to maturity on March 5, 2020. However, the Company entered into option agreements with parties holding 95% of its Convertible Senior Notes that allow the Company, at its sole option, at any time prior to December 5, 2019, to extend the maturity date of the Convertible Senior Notes to September 5, 2021 (see Note 13, "Subsequent Event").  The Convertible Senior Notes, including original principal and accrued interest, are convertible at any time into the Company's common stock at a price of $6.75 per share, pursuant to the terms of the Indenture dated as of December 10, 2015, by and between the Company and U.S. Bank National Association (the "Indenture"), under which the New Notes were issued.  As a result of this transaction, the Company recorded a debt discount in the amount of $2.0 million which was the difference between the proceeds from this transaction and the principal and accrued interest of New Notes on the day of the issuance.  In addition, based on the conversion rate of $6.75 per share, the fair value of the shares receivable on conversion exceed the $8.0 million in net proceeds; therefore, a beneficial conversion feature was recorded in the amount of $1.48 million.  This amount was recorded as additional debt discount with a corresponding amount recorded as additional paid-in capital.  Such debt discount is accreted to the redemption value of the instrument over the remaining term of the loan.  Furthermore, the Company incurred $400 thousand in placement agent fees which was recorded as additional debt discount and is being amortized over the remaining term of the loan.

 In connection with issuing the New Notes, the Company entered into a First Supplemental Indenture to the Indenture, dated as of April 28, 2016, by and between the Company and U.S. Bank National Association.

 The Company's Senior Secured Debt and its Convertible Senior Notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company's ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on the Company's ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the Senior Secured Debt were negotiated by the parties with a view towards the Company's operating and financial condition as it existed at the time the agreements were executed.  At December 31, 2018, the Company was in compliance with its debt covenants.

Lease Obligation

 In February 2016, the Company entered into a lease agreement with Fenner Valley Farms LLC ("FVF") (the "lessee"), a subsidiary of Water Asset Management LLC, a related party, pursuant to which FVF is leasing, for a 99-year term, 2,100 acres owned by Cadiz in San Bernardino County, California, to be used to plant, grow and harvest agricultural crops ("FVF Lease Agreement").  As consideration for the lease, FVF paid the Company a one-time payment of $12.0 million upon closing.

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

NOTE 7 – INCOME TAXES

 Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available carryforwards.  Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows (dollars in thousands):

	December 31,
	2018	2017

Deferred tax assets:
Net operating losses	$65,852	$59,551
Fixed asset basis difference	4,551	4,559
Contributions carryover	32	4
Deferred compensation	1,073	1,352
Accrued liabilities	492	971

Total deferred tax assets	72,000	66,437

Valuation allowance for deferred tax assets	(72,000)	(66,437)

Net deferred tax asset	$-	$-

 The valuation allowance increased $5,563,000 and decreased $21,189,000 in 2018 and 2017, respectively.  The change in deferred tax assets resulted from current year net operating losses and changes to future tax deductions resulting from terms of stock compensation plans, fixed assets, and accrued liabilities.  The 2017 change in deferred tax assets was impacted significantly by the passage of the 2017 Tax Act Reform.  One of the law changes in the tax act was to reduce the effective federal corporate tax rate to 21%, effective January 1, 2018.

 As of December 31, 2018, the Company had net operating loss (NOL) carryforwards of approximately $308.8 million for federal income tax purposes and $188.8 million for California income tax purposes.  Such carryforwards expire in varying amounts through the year 2038. For federal losses arising in tax years ending after December 31, 2017, the NOL carryforwards are allowed indefinitely.   Use of the carryforward amounts is subject to an annual limitation as a result of a previous ownership change.

 As of December 31, 2018, the Company possessed unrecognized tax benefits totaling approximately $1.8 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these tax assets.

 The Company's tax years 2015 through 2018 remain subject to examination by the Internal Revenue Service, and tax years 2014 through 2018 remain subject to examination by California tax jurisdictions.  In addition, the Company's loss carryforward amounts are generally subject to examination and adjustment for a period of three years for federal tax purposes and four years for California purposes, beginning when such carryovers are utilized to reduce taxes in a future tax year.

 A reconciliation of the income tax benefit to the statutory federal income tax rate is as follows (dollars in thousands):

	Year Ended December 31,
	2018	2017

Expected federal income tax benefit: (2018 at 21%; 2017 at 34%)	$(5,516)	$(11,477)
Loss with no tax benefit provided	4,175	8,156
State income tax	6	4
Non-deductible expenses and other	1,341	3,321

Income tax expense	$6	$4

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

 The first of the four milestones was satisfied in January 2013, and at that time, the Company recorded a stock compensation expense for the first 100,000 shares earned.  In May 2016, the second milestone was earned when a three-judge Appellate judge panel unanimously sustained the six trial court decisions and validated the Project's environmental review and approvals.  As a result, the Company accrued and recognized stock compensation in 2016 in the amount of $520,000 for the second of the four milestones.  Because the shares were payable three years from the date earned, the fair value of these shares was measured by applying a discount which was determined by using the Finnerty model for discounts for lack of marketability.  In December 2017, the Company eliminated the holding period for these shares which required the Company to re-measure the award at the time the shares were issued.  The Company recognized additional stock compensation during the fourth quarter of 2017 in the amount of $171,000 to reflect the issuance of these shares. Additionally, the Company incurred direct expenses to Brownstein associated with the Water Project of approximately $1.9 million and $1.8 million in 2018 and 2017, respectively.

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

 All options that have been issued under the above plans have been issued to officers, employees and consultants of the Company.  In December 2018, unexercised options to purchase 15,000 shares were forfeited under the 2009 Equity Incentive Plan.  As of December 31, 2018, options to purchase 492,500 shares were unexercised and outstanding on December 31, 2018, under the 2009 and 2014 equity incentive plans.

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

 The Company recognized no stock-option-related compensation costs for the years ended December 31, 2018 and 2017 relating to these options.  No stock options were exercised during 2018.

 No options were granted in 2018 and 2017.  A summary of option activity under the plans as of December 31, 2018, and changes during the year ended December 31, 2017 are presented below:

			Average	Aggregate
		Weighted-	Remaining	Intrinsic
		Average	Contractual	Value
Shares		Exercise Price	Term	($000's)

Outstanding at January 1, 2017	507,500	$11.66	3.3	$3,934
Granted	-	$-
Forfeited, Expired or canceled	-	$-		$-
Exercised	-	$-

Outstanding at December 31, 2017	507,500	$11.66	2.3	$3,934
Granted	-	$-
Forfeited, Expired or canceled	15,000	$11.75		$100
Exercised	-	$-

Outstanding at December 31, 2018	492,500	(a) $11.66	1.3	$3,834

Options exercisable at December 31, 2018	492,500	$11.66	1.3	$3,834

Weighted-average years of remaining contractual life of options outstanding at December 31, 2018	1.3

(a)	Exercise prices vary from $9.88 to $12.51, and expiration dates vary from January 2020 to December 2021.

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

 Of the total 675,000 shares reserved under the 2014 Equity Incentive Plan, 641,668 shares have been awarded to the Company's directors, consultants and employees.  Of the 641,668 shares awarded, 10,224 shares were awarded for service during the plan year ended June 30, 2018, became effective on that date and vested on January 31, 2019.

 The accompanying consolidated statements of operations and comprehensive loss include approximately $473,000 and $2,304,000 of stock-based compensation expense related to stock awards in the years ended December 31, 2018 and 2017, respectively.

 A summary of stock awards activity under the plans during the years ended December 31, 2017 and 2018 is presented below:

		Weighted-
		Average
		Grant-date
	Shares	Fair Value

Nonvested at December 31, 2016	17,365	$5.76
Granted	231,762	$13.22
Forfeited or canceled	-	$-
Vested	(240,433)	$12.66

Nonvested at December 31, 2017	8,694	$13.81
Granted	35,720	$12.67
Forfeited or canceled	-	$-
Vested	(34,190)	$12.94

Nonvested at December 31, 2018	10,224	$12.71

NOTE 10 – SEGMENT INFORMATION

 The primary business of the Company is to acquire and develop land and water resources.  As a result, the Company's financial results are reported in a single segment.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

 The Company leases equipment and office facilities under operating leases that expire through April 2019.  Aggregate rental expense under all operating leases was approximately $529,000 and $224,000 in the years ended December 31, 2018 and 2017 respectively.  At December 31, 2018, the future minimum rental commitments under existing non-cancelable operating leases totaled $1,377,000.
 In the normal course of its agricultural operations, the Company handles, stores, transports and dispenses products identified as hazardous materials.  Regulatory agencies periodically conduct inspections and, currently, there are no pending claims with respect to hazardous materials.

 The Company entered into a Services and Exclusivity Agreement with Layne Christensen Company ("Layne") during November 2009.  The agreement provides that the Company will contract exclusively with Layne for certain water related services, including drilling of boreholes, drilling of monitoring wells, completion of test wells, completion of production wells, and completion of aquifer, storage and recovery wells.

In exchange for the Services and Exclusivity Agreement, Layne has agreed to forego $923,000 for work performed.  This amount is recorded as an other current liability as of December 31, 2018, and will be credited toward future work performed during the construction phase of the Water Project.

 Pursuant to cost-sharing agreements that have been entered into by participants in the Company's Water Project, $750,000 in funds have been received in order to offset costs incurred in the environmental analysis of the Water Project.  These funds may either be reimbursed or credited to participants participation in the Water Project and, accordingly, are fully reflected as deferred revenue as of December 31, 2018.

 There are no material legal proceedings pending to which the Company is a party or of which any of the Company's property is the subject.

NOTE 12 – FAIR VALUE MEASUREMENTS

 The following table presents information about warrant derivative liabilities that are measured at fair value on a recurring basis as of December 31, 2018, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	Derivatives at Fair Value as of December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total

Warrant liabilities	-	-	(865)	(865)
Total warrant liabilities	$-	$-	$(865)	$(865)

	Derivatives at Fair Value as of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total

Warrant liabilities	-	-	(2,387)	(2,387)
Total warrant liabilities	$-	$-	$(2,387)	$(2,387)

 The following table presents a reconciliation of Level 3 activity for the years ended December 31, 2017 and 2018:

Level 3 Liabilities
(in thousands)	Warrant Liabilities

Balance at January 1, 2017	$-

New warrants issued	3,080
Unrealized losses, net	2,608
Settlement of warrants	(3,301)
Balance at December 31, 2017	$2,387

Unrealized gains, net	(1,522)
Balance at December 31 ,2018	$865

    The 2017 Warrants are Level 3 derivative liabilities and are valued using a lattice model that uses unobservable inputs such as volatility and future probability of issuing new shares.

NOTE 13 – SUBSEQUENT EVENTS

 In November 2018, the Company entered into an At Market Issuance Sales Agreement under which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $25 million from time to time in an "at-the-market" offering (the "November 2018 ATM Offering").  From January 1, 2019, to February 28, 2019, the Company has issued 782,814 shares of common stock in the November 2018 ATM Offering for gross proceeds of $8.08 million and aggregate net proceeds of approximately $7.92 million.

 In March 2019, the Company entered into option agreements with parties holding 95% of its Convertible Senior Notes that allow the Company, at its sole option, at any time prior to December 5, 2019, to extend the maturity date of the Convertible Senior Notes to September 5, 2021.

NOTE 14 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands, except per share data)
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018

Revenues	$108	$109	$112	$111
Gross profit	108	109	112	111
Operating loss	(2,486)	(2,255)	(2,488)	(3,992)
Net loss	(5,971)	(6,032)	(6,240)	(8,030)
Basic and diluted net loss per common share	$(0.26)	$(0.25)	$(0.26)	$(0.33)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017

Revenues	$108	$108	$111	$110
Gross profit (loss)	108	108	111	110
Operating loss	(4,113)	(2,105)	(2,414)	(4,008)
Net loss	(7,227)	(13,570)	(5,992)	(7,075)
Basic and diluted net loss per common share	$(0.33)	(0.60)	$(0.26)	$(0.31)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CADIZ INC.

By:	/s/ Scott S. Slater
Scott S. Slater,
Chief Executive Officer

Date:	March 18, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name and Position	Date

/s/ Keith Brackpool	March 18, 2019
Keith Brackpool, Chairman

/s/ Scott S. Slater	March 18, 2019
Scott S. Slater, Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Timothy J. Shaheen	March 18, 2019
Timothy J. Shaheen, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

*	March 18, 2019
John A. Bohn, Director

/s/ Jeffrey J. Brown	March 18, 2019
Jeffrey J. Brown, Director

/s/ Geoffrey T. Grant	March 18, 2019
Geoffrey T. Grant, Director

/s/ Winston H. Hickox	March 18, 2019
Winston H. Hickox, Director

/s/ Murray H. Hutchison	March 18, 2019
Murray H. Hutchison, Director

/s/ Raymond J. Pacini	March 18, 2019
Raymond J. Pacini, Director

/s/ Stephen E. Courter	March 18, 2019
Stephen E. Courter, Director
/s/ Richard Nevins Richard Nevins, Director	March 18, 2019