Form 10-K/A
period 2018-12-31
CADIZ INC
filed 2019-04-30
CIK 727273

united states
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-K/A

Amendment No. 1

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2018
OR
☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from …… to …….

Commission File Number 0-12114

Cadiz Inc.
(Exact name of registrant specified in its charter)

DELAWARE	77-0313235
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

550 S. Hope Street, Suite 2850
Los Angeles, CA	90071
(Address of principal executive offices)	(Zip Code)

(213) 271-1600
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CDZI	The NASDAQ Global Market

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

As of April 22, 2019, the Registrant had 26,237,089 shares of common stock outstanding.

Documents Incorporated by Reference

None.

Cadiz Inc.

i

EXPLANATORY NOTE

 Cadiz, Inc. (the "Company," "we," "us," or "our") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to amend our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 18, 2019 ("Original 10-K").

 This Amendment is being filed to amend the Original 10-K to include the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K and to update certain information on the cover page. The Company is also updating its list of exhibits in Item 15 of this report to include the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934 required to be filed with this Amendment.  Except for the addition of the Part III information, the updates to the cover page, no other changes have been made to the Original 10-K.  Pursuant to Rule 12b-15 under the Exchange Act, this Amendment also contains currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of those certifications have been omitted.  We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment. This Amendment does not otherwise reflect events occurring after the filing of the Original 10-K or modify or update those disclosures affected by subsequent events.  Accordingly, this Amendment should be read in conjunction with the Original 10-K, as well as with our other filings with the Securities and Exchange Commission.
ii

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

 Our Board of Directors currently consists of eleven directors.  Set forth below is certain biographical information, the present occupation and the business experience for the past five years or more of each director.  We have no executive officer who is not also a director.

Name	Age	Position with Cadiz

Keith Brackpool	61	Chairman of the Board

John A. Bohn	81	Director

Jeffrey J. Brown	58	Director

Stephen E. Courter	64	Director

Geoffrey Grant	58	Director

Winston H. Hickox	76	Director

Murray H. Hutchison	80	Director

Richard Nevins	71	Director

Raymond J. Pacini	63	Director

Timothy J. Shaheen	59	Director, Chief Financial Officer and Secretary

Scott S. Slater	61	Director, President and Chief Executive Officer

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

     John A. Bohn was appointed a director effective May 30, 2018.  Mr. Bohn was appointed pursuant to the terms of a Cooperation Agreement dated May 1, 2018 between the Company and Water Asset Management, LLC.  Mr. Bohn is presently a partner and Chief Strategist at Deepwater Desal, LLC, a California company developing a desalination facility in Monterey, a partner at Water Property Investors, LLC, an advisory board member for Water Asset Management, LLC and a Director of the Center for Capital Markets Competitiveness, a division of the U.S. Chamber of Commerce, chartered to advise on the reform of the capital markets for the 21st century.  Mr. Bohn most recently completed a three-year term as Chairman and CEO of Renewable Energy Trust Capital, a renewables investment company which he co-founded in 2013.  In 2010, he completed a six-year term as Commissioner of the California Public Utilities Commission, where he was the lead Commissioner over investor-owned water utility regulation and was also instrumental in crafting incentive programs for renewable energy initiatives.  Mr. Bohn also previously served as President and Chief Executive Officer of Moody's Investors Service.  Earlier in his career, Mr. Bohn joined the President Reagan Administration in 1981 and served in a variety of capacities including as U.S. Ambassador and Executive Director of the Asian Development Bank and later as Chairman and CEO of the Export Import Bank of the United States. Mr. Bohn began his career practicing law in California. He received his undergraduate degree with honors from Stanford University, attended the London School of Economics as a Fulbright scholar, and received his JD from Harvard Law School.
     Jeffrey J. Brown was appointed a director effective May 30, 2018.  Mr. Brown was appointed pursuant to the terms of a Cooperation Agreement dated May 1, 2018 between the Company and Water Asset Management, LLC.  Mr. Brown is the Chief Executive Officer and founding member of Brown Equity Partners, LLC, a California company that provides equity and debt capital to a variety of business endeavors. Prior to founding Brown Equity Partners in January 2007, Mr. Brown served as a founding partner and primary deal originator for the venture capital and private equity firm Forrest Binkley & Brown from 1993 to 2007. In addition to his board service at Cadiz Inc., Mr. Brown also currently serves on the Nominating and Governance Committee, Compensation Committee and as Audit Committee Chair of Rent-A-Center, Inc. (NASDAQ: RCII) and also on the board of directors and as chair of the audit committee of Medifast, Inc. (NYSE: MED), where he also serves as Lead Director.  In his over 30 years in the investment business, Mr. Brown has served on over 40 corporate boards of directors, including nine public company boards. Earlier in his career, Brown held positions at Hughes Aircraft Company, Morgan Stanley & Company, Security Pacific Capital Corporation and Bank of America Corporation. Mr. Brown received his MBA from the Stanford University Graduate School of Business and graduated Summa Cum Laude as a Mathematics Major from Willamette University.
     Stephen E. Courter was appointed a director of the Company effective October 9, 2008.  Mr. Courter was originally appointed to the Board as a designee of LC Capital Master Fund for a term expiring at the 2009 annual meeting of stockholders.  Mr. Courter is currently on the faculty of the McCombs School of Business, University of Texas at Austin where he teaches MBA courses in strategy and new venture creation.   He also serves as a director of Mobi Corporation, an information technology firm, and Upland Software, a business process software company.  Mr. Courter has over 25 years of experience in management positions in the technology/telecommunications industry, serving most recently as CEO of Broadwing Communications from 2006 to 2007 and CEO of NEON Communications from 2000 to 2006.  Mr. Courter began his career as an officer in the U.S. Army and has also held various executive positions, both in the United States. and Europe, at several major corporations including KPMG, IBM and Sprint.

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

     Winston Hickox was appointed a director of the Company effective October 2, 2006.  Mr. Hickox is currently a shareholder at California Strategies, LLC, a public policy consulting firm  and a member of the Strategic Advisory Group for Palladin Capital, a leading global private investment firm.  From 2004 to 2006, Mr. Hickox completed a two-year assignment as Sr. Portfolio Manager with the California Public Employees' Retirement System (CalPERS) where he assisted with the design and implementation of a series of environmentally oriented investment initiatives in the Private Equity, Real Estate, Global Public Equities, and Corporate Governance segments of the fund's investment portfolio.  Prior to his assignment at CalPers, from 1999 to 2003, Mr. Hickox served as Secretary of the California Environmental Protection Agency and a member of the Governor Gray Davis' cabinet.  Mr. Hickox's environmental policy experience also includes membership on the board of the California League of Conservation Voters, including a four-year term as Board President (1990 - 1994); and two years on the boards of Audubon California and Sustainable Conservation (2004 - 2006).  Mr. Hickox formerly served as a member of the board of Thomas Properties Group, Inc., a publicly traded full service real estate investment firm, prior to its acquisition by Parkway Properties, Inc. in December 2013.  Additionally, Mr. Hickox formerly served as a member of the board of GRIDiant Corporation, a privately held corporation in the energy technology sector.  Earlier in his professional career, Mr. Hickox was a partner and Managing Director with LaSalle Advisors, Ltd., a major force in the world's real estate capital markets, and a Managing Director with Alex Brown Kleinwort Benson Realty Advisors Corp., where he served as head of the firm's Portfolio Management Group.

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

 Raymond J. Pacini was appointed a director of the Company effective June 16, 2005.  Since April 9, 2018 Mr. Pacini has been the Chief Financial Officer of BrixInvest, LLC (dba "Rich Uncles"), a sponsor and advisor for various publicly-registered, nontraded REITs including Rich Uncles Real Estate Investment Trust I, RW Holdings NNN REIT, Inc. and BRIX REIT, Inc. (f/k/a Brix Student Housing REIT, Inc.)  From November 2017 until April 2018, Mr. Pacini was an independent director of BRIX REIT, Inc.  From June 2013 until April 6, 2018 Mr. Pacini was the Chief Financial Officer of Northbound Treatment Services, a privately held company which treats drug and alcohol addictions.  From May 1998 to March 2011, Mr. Pacini served as President, Chief Executive Officer and a Director of California Coastal Communities, Inc. ("CALC"), a residential land development and homebuilding company operating in Southern California which was formerly publicly traded. On October 27, 2009, CALC and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Central District of California. On March 1, 2011, CALC satisfied the various conditions to its plan of reorganization with the respect to its Chapter 11 bankruptcy cases, emerged from bankruptcy and became a privately held company.  From June 1992 until May 1998, Mr. Pacini was the Chief Financial Officer of CALC (formerly known as Koll Real Estate Group, Inc. and Henley Properties, Inc.).  Mr. Pacini has seven years of experience as a certified public accountant with the accounting firm of Coopers & Lybrand (now known as PricewaterhouseCoopers LLP). Mr. Pacini has been a National Association of Corporate Directors (NACD) Board Leadership Fellow since 2014. He has demonstrated his commitment to boardroom excellence by completing NACD's comprehensive program of study for corporate directors. In August 2018, Mr. Pacini earned the NACD/CERT Certificate in Cybersecurity Oversight.

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

 Currently, Mr. Brackpool serves as Chairman of the Board and Mr. Slater serves as Chief Executive Office and President.  Mr. Brackpool had previously served as Chairman and Chief Executive Officer from 2001 until January 2013.  The Board separated the capacities of Chairman and Chief Executive in January 2013 for the first time since 2001.  The Board believes this change provided additional independence between the Board and management and allows the Board to provide objective guidance and oversight to Mr. Slater and management as they execute the Company's business plans, carry out the Company's strategic initiatives, and confront any challenges.

Risk Oversight

 Assessing and managing risk is the responsibility of the management of the Company.  Our Board of Directors oversees and reviews certain aspects of the Company's risk management efforts.  Annually, the Board reviews our strategic business plans, which includes evaluating the objectives of and risks associated with these plans.  In addition, under its charter, the Audit Committee (acting on its behalf and concomitantly as the Risk Committee) reviews and discusses with management the Company's major financial risk exposures and the steps management has taken to monitor and control such exposures, including the Company's risk assessment and risk management policies.  The Compensation Committee reviews the risks associated with the Company's compensation policies and practices from time to time, and has determined that none of our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the Company.

Board Committees

 The Board has three standing committees, an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee.

 The Audit Committee is currently composed of Mr. Brown, Mr. Courter, Mr. Hickox and Mr. Pacini.  The Board of Directors has determined that Mr. Pacini, a member of the Company's Audit Committee, is an "audit committee financial expert" as that term is defined in Item 407(d)(5) of Regulation S-K under the Securities Act.

 The Compensation Committee is currently composed of Mr. Hutchison, Mr. Bohn, Mr. Pacini, Mr. Hickox, Mr. Courter and Mr. Grant.

 The Corporate Governance and Nominating Committee is currently composed of Mr. Hutchison, Mr. Bohn, Mr. Pacini, Mr. Hickox and Mr. Grant. The Corporate Governance and Nominating Committee considers nominees informally suggested by stockholders on the same terms as nominees selected by the Corporate Governance and Nominating Committee.  The Corporate Governance and Nominating Committee believes that nominees for election to the Board of Directors must possess certain minimum qualifications.  The Committee will consider a candidate's judgment, skill, diversity, experience with businesses and other organizations of comparable size, financial background, beneficial ownership of the Company, and the interplay of the candidate's experience with the experience of other Board members, among other factors, in assessing a candidate.  The Corporate Governance and Nominating Committee operates under a written charter adopted by the Board of Directors, which is available on the Company's website at http://www.cadizinc.com and to any stockholder otherwise requesting a copy.

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

     To our knowledge, based solely on a review of the copies of reports and amendments thereto on Forms 3, 4 and 5 furnished to us by reporting persons and forms that we filed on behalf of certain directors and officers, during, and with respect to, our fiscal year ended December 31, 2018, and on a review of written representations from reporting persons to us that no other reports were required to be filed for such fiscal year, all Section 16(a) filing requirements applicable to our reporting persons were satisfied in a timely manner, except that a Form 3 filing of John A Bohn, a director of the Company in 2018, and a Form 4 filing of Water Asset Management were inadvertently filed late.

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

     The Compensation Discussion and Analysis section provides a description of the primary elements of the Company's fiscal year 2018 compensation program and policies for the following individuals, who are referred to throughout this proxy statement as our named executive officers:

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

     In 2018, our named executive officers effectively completed multiple transactions important to the long-term success of the Company, including:

•
Negotiated and entered into a Purchase Agreement for 124 miles of a 30" idle natural gas pipeline.  This pipeline, together with a 96 mile segment that the Company already owns, crosses San Bernardino, Los Angeles and Kern counties, including the Barstow and Bakersfield areas, which serve as hubs for water delivered from northern and central California to communities in Southern California.  We believe the pipeline could diversify delivery opportunities for the Cadiz Valley Water Conservation, Recovery and Storage Project ("Water Project") and the Company's broader water resource development efforts.

•
Defeated a California legislative attack on the Water Project via Senate Bill 120 and implemented a strategic plan to defeat new state legislative and administrative efforts to slow or stop implementation of the Water Project. Following successful approval of the Water Project in applicable public agency and Court venues, environmental organizations opposed to the Water Project initiated a strategy in 2017 to create new and additional regulatory hurdles for the Water Project in the California State Legislature and via the Executive Branch. This strategy began with the introduction of Assembly Bill 1000, which sought to create additional environmental review permitting for the Water Project carried out by state agencies.  The Company worked with a coalition of bill opponents to educate the Legislature about its impacts, and AB 1000 was held in the Senate Appropriations subcommittee and did not advance further.  In 2018, the organized opponents of the Water Project revived AB 1000 via another "gut and amend" of Senate Bill 120 in the last week of the legislative session. Again, the Company worked with a coalition of bill opponents in the condensed time frame, and successfully argued that the bill should be stopped from becoming law.

•
Directed ongoing permitting and technical initiatives related to implementation of Phase 1 of the Water Project. In 2018, project technical planning continued and management oversaw ongoing watershed monitoring, the preparation of construction permit applications, pilot and feasibility testing for water treatment programs, land acquisitions and technical review of hydrology and geology study at the project area.

 Compensation Committee activities in 2018 included:

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

    This section should be read in conjunction with the "Summary Compensation Table" and related tables pertaining to the compensation earned in 2018 by the named executive officers presented in this proxy statement under the caption "Executive Compensation".

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
     We welcome direct stockholder feedback on our programs.  Throughout the year we have met, through meetings and telephone calls, with stockholders representing over 65% of shares outstanding and have taken into consideration the issues which have been expressed as being important to them.
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
• Taylor Morrison, Inc.
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

     Due to the Company's unique business plan and current focus on development of the Water Project, the Compensation Committee exercises its discretion in determining compensation packages that may differ from the peer group.  Consequently, in setting executive officer compensation levels, we do not have a policy of setting compensation levels within a fixed range of benchmarks of our peer companies.  Nevertheless, the peer group is instructive in assessing elements of compensation and structure for similarly situated companies.

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
Elements of 2018 Compensation

     1.  SALARY.  In evaluating base salaries for 2018, the Compensation Committee believed it was important to maintain competitive base salary compensation that would also keep cash compensation expenditures to a minimum. In 2018, Mr. Slater's, Mr. Shaheen's and Mr. Brackpool's annual base salary remained the same as in 2017.

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

     In order for us to utilize equity based awards as our primary form of incentive compensation and maintain alignment with the goals of stockholders, the Committee and the Board have created plans subject to stockholder approval.  The Company's most recent equity incentive program (the "2014 Incentive Plan") was approved by stockholders at the Company's 2014 Annual Meeting of Stockholders.  The 2014 Incentive Plan reserved 675,000 shares for issuance; the plan currently has 20,269 shares available for issuance.  The Committee did not award restricted stock or options to the Company's named executive officers in 2018.

     3.  CASH AWARDS.  While the Compensation Committee believes that equity based awards rather than cash based awards allow the Company to better preserve our existing cash resources and, accordingly, has relied primarily upon the grant of equity based awards to reward executive performance (see "Long-Term Incentives") of named executive officers, the Compensation Committee also believes that it is important to offer cash incentives to executives for the achievement of specified objectives that yield increased value for stockholders and to reduce the tax burdens associated with the issuance of restricted equity based awards. In 2018, Mr. Brackpool, Mr. Shaheen and Mr. Slater were each granted a $300,000 cash award by the Board for exemplary service in implementing Company objectives throughout the course of the year, including those transactions described under "Overview", above.

     4.  BENEFITS.  Per their 2014 amended and restated employment agreements described below, Mr. Brackpool and Mr. Shaheen received retirement benefits as part of their compensation packages in 2018.  Termination and severance terms are adjusted annually in Mr. Brackpool's and Mr. Shaheen's existing employment agreements.

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

Pursuant to the amended and restated agreement, Mr. Shaheen's annual base cash compensation was reduced for 2014, 2015 and 2016 in exchange for equity based salary in the form of restricted stock units ("RSUs") that vested ratably during those years.  Effective July 1, 2014, Mr Shaheen's salary was decreased to $200,000 per annum, and he received a total of 62,500 RSUs, 12,500 in 2014, and 25,000 each in 2015 and 2016.  In addition, Mr. Shaheen received a long-term equity incentive milestone award of 100,000 shares of the Company's stock in the form of 100,000 RSUs.  These RSUs were earned and issued in June 2017.  No RSUs have been granted in 2018 to Mr. Shaheen.  In accordance with the terms of his amended and restated employment agreement, effective January 1, 2017 the base cash salary for Mr. Shaheen automatically reverted to $350,000, representing his salary as in effect immediately prior to the 2014 RSU grants.

     Mr. Keith Brackpool entered into an amended and restated employment agreement effective July 1, 2014 ("2014 Amended Agreement") replacing a May 2009 employment agreement.  The 2014 Amended Agreement provided for a new base salary compensation structure and established milestone principles for further long-term incentive equity awards.  Pursuant to the 2014 Amended Agreement, Mr. Brackpool's annual base cash compensation was reduced for 2014, 2015 and 2016 in exchange for equity based salary in the form of restricted stock units ("RSUs") that vested ratably during those years.  Effective July 1, 2014, Mr Brackpool's salary was decreased to $35,000 per annum, and he received a total of 100,000 RSUs, 20,000 in 2014 and 40,000 each in 2015 and 2016.  In addition, Mr. Brackpool received a long-term equity incentive milestone award of 100,000 shares of the Company's stock in the form of 100,000 RSUs.  These RSUs were earned and issued in June 2017.  No RSUs have been granted in 2018 to Mr. Brackpool.  In accordance with the terms of his amended and restated employment agreement, effective January 1, 2017 the base cash salary for Mr. Brackpool automatically reverted to $275,000, representing his salary as in effect immediately prior to the RSU grants.

Severance and Change in Control Provisions

     The Company's current compensation agreements with Messrs. Brackpool and Shaheen provide for certain severance provisions and benefits associated with various termination scenarios, as well as certain vesting acceleration for equity-based compensation in the event of a change-in-control.  The severance and change in control provisions were determined largely by negotiations between the parties as one of the many elements of a larger negotiation involving the particular executive's employment or consulting agreement with the Company.  These agreements are designed to be competitive in the marketplace and provide security for these executives in the event that the Company is acquired and their position is impacted.  This will allow the Company's executives to consider and implement transformative transactions of significant benefit to our stockholders without undue concern over their own financial situations.  Nevertheless, if an executive leaves under circumstances that call into question whether any compensation amounts paid to him or her were validly earned, we would pursue any legal rights we deemed appropriate under the circumstances.

     A summary of the severance and change-in-control provisions applicable to compensation arrangements with the Company's executive officers named in the Summary Compensation Table, along with a quantification of the benefits available to each named officer as of December 31, 2018, can be found in the section captioned "Potential Payments upon Termination or Change in Control".  The Company does not provide excise tax gross-ups as part of these benefits.

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

Compensation Committee Report

     The Compensation Committee has reviewed and discussed the disclosures required by Item 402 of Regulation S-K with management of the Company.  Based on this review and discussion, we recommend to the Board of Directors that the disclosures required by Item 402 of Regulation S-K be included in this Form 10-K/A.

THE COMPENSATION COMMITTEE

Murray H. Hutchison, Chairman
John A. Bohn Stephen E. Courter Geoffrey Grant Winston H. Hickox Raymond J. Pacini
     The foregoing report shall not be deemed incorporated by reference by any general statement incorporating by reference this statement into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Executive Compensation Tables

Summary Compensation Table

     The following table shows the compensation awarded to, earned by, or paid during the years ended December 31, 2018, 2017 and 2016, to the Company's current chief executive officer and president, our chief financial officer and our former chief executive officer and current Chairman.

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Stock Awards(2) ($)	Option Awards(2) ($)	All Other Compensation(3) ($)	Total ($)
Scott Slater President and current Principal Executive Officer	2018 2017 2016	300,000 300,000 300,000	300,000 300,000 -	- - -	- - -	- - -	600,000 600,000 300,000
Timothy J. Shaheen Principal Financial Officer and Secretary	2018 2017 2016	350,000 350,000 200,000	300,000 300,000 200,000	- 851,500 59,934	- - -	12,587 12,336 9,271	662,587 1,513,836 469,205
Keith Brackpool Chairman and former Principal Executive Officer	2018 2017 2016	275,000 275,000 35,000	300,000 300,000 -	- 851,500 95,895	- - -	44,936 47,260 42,943	319,936 1,473,760 173,838
________________________________________________

(1)	The executive officers listed in the Summary Compensation Table above were the Company's only executive officers during the year ended December 31, 2018.

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

(3)
All Other Compensation includes a 401k match that is generally available to all employees.  Messrs. Brackpool and Shaheen each received $11,000 in 401k matching contributions in 2018.  In 2018, Mr. Brackpool's Other Compensation also includes $33,936 of company paid expenses related to a leased automobile.  Mr. Shaheen's Other Compensation for 2018 includes $1,587 in a car allowance.  The value of perquisites for Mr. Slater was less than $10,000, and thus no amount relating to perquisites is included in the Summary Compensation Table.

Grants of Plan-Based Award

     There were no non-equity incentive plan awards or equity awards granted to our named executive officers in 2018.

Outstanding Equity Awards at Fiscal Year

     The following table sets forth certain information concerning outstanding stock and option awards as of December 31, 2018, for each named executive officer.

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
________________________________________________

(1)	Options granted by the Company under the 2009 Equity Incentive Plan.

Option Exercises and Stock Vested

     The following table sets forth certain information concerning stock option exercises and restricted stock vesting during 2018 for each named executive officer.

	Option Awards		Stock Awards
Name	Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Scott Slater	-	-	-	-

Timothy J. Shaheen	-	-	-	-

Keith Brackpool	-	-	-	-

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

     The Company's Chief Financial Officer, Mr. Timothy J. Shaheen, entered into an amended and restated employment agreement with the Company effective July 1, 2014 replacing a May 2009 employment agreement.  Mr. Shaheen serves as the Principal Financial Officer of the Company and as Chairman and Chief Executive of the Board of Managers of Cadiz Real Estate LLC, our subsidiary holding title to the Company's land and water assets.  Mr. Shaheen also oversees the Company's agricultural operations.  Mr. Shaheen's amended and restated agreement provided for a new base salary compensation structure and established milestone principles for further long-term incentive equity awards.  Pursuant to the amended and restated agreement, Mr. Shaheen's annual base cash compensation was reduced for 2014, 2015 and 2016 in exchange for equity based salary in the form of restricted stock units ("RSUs") that vested ratably during those years.  Effective July 1, 2014, Mr Shaheen's salary was decreased to $200,000 per annum, and he received a total of 62,500 RSUs, 12,500 in 2014, and 25,000 each in 2015 and 2016.  In addition, Mr. Shaheen received a long-term equity incentive milestone award of 100,000 shares of the Company's stock in the form of 100,000 RSUs.  These RSUs were earned and issued in June 2017.  No RSUs have been granted in 2018 to Mr. Shaheen.  In accordance with the terms of his amended and restated employment agreement, effective January 1, 2017 the base cash salary for Mr. Shaheen automatically reverted to $350,000, representing his salary as in effect immediately prior to the 2014 RSU grants.

     Mr. Keith Brackpool entered into an amended and restated employment agreement effective July 1, 2014 ("2014 Amended Agreement") replacing a May 2009 employment agreement.  The 2014 Amended Agreement provided for a new base salary compensation structure and established milestone principles for further long-term incentive equity awards.  Pursuant to the 2014 Amended Agreement, Mr. Brackpool's annual base cash compensation was reduced for 2014, 2015 and 2016 in exchange for equity based salary in the form of restricted stock units ("RSUs") that vested ratably during those years.  Effective July 1, 2014, Mr Brackpool's salary was decreased to $35,000 per annum, and he received a total of 100,000 RSUs, 20,000 in 2014 and 40,000 each in 2015 and 2016.  In addition, Mr. Brackpool received a long-term equity incentive milestone award of 100,000 shares of the Company's stock in the form of 100,000 RSUs.  These RSUs were earned and issued in June 2017.  No RSUs have been granted in 2018 to Mr. Brackpool.  In accordance with the terms of his amended and restated employment agreement, effective January 1, 2017 the base cash salary for Mr. Brackpool automatically reverted to $275,000, representing his salary as in effect immediately prior to the RSU grants.

Potential Payments Upon Termination or Change in Control

 The following table and summary set forth estimated potential payments the Company would be required to make to our named executive officers upon termination of employment or change in control of the Company, pursuant to each executive's employment or consulting agreement in effect at year end.  Except as otherwise indicated, the table assumes that the triggering event occurred on December 31, 2018.

Name	Benefit	Termination without Cause or Resignation upon Company Material Breach ($)	Death or Disability ($)	Termination Following Change of Control ($)

Scott Slater	Salary	-	-	-
	Bonus	-	-	-
	Equity Acceleration	-	-	-
	Benefits Continuation(1)	-	-	-
	Total Value	-	-	-

Timothy J. Shaheen	Salary	175,000	175,000	350,000
	Bonus	-	-	-
	Equity Acceleration	-	-	-
	Benefits Continuation(1)	23,162	-	46,323
	Total Value	198,162	175,000	396,323

Keith Brackpool	Salary	275,000	550,000	550,000
	Bonus	-	-	-
	Equity Acceleration	-	-	-
	Benefits Continuation(1)	68,154	-	132,308
	Total Value	341,154	550,000	682,308
________________________________________________

(1)	The benefits continuation amounts include car allowances, 401(k) matching benefits and paid vacation.

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

Director Compensation
     The following table summarizes the compensation earned by each of the non-employee directors in 2018.  Directors who are also officers or employees of the Company receive no compensation for duties performed as a director.  No current director has an agreement or arrangement with any third party relating to compensation or other payments in connection with the director's candidacy or service as a director.
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
John A Bohn	22,500	5,000	-	27,500
Jeffrey J. Brown	-	27,500	-	27,500
Stephen E. Courter	30,000	20,000	-	50,000
Geoffrey Grant	-	50,000	-	50,000
Winston H. Hickox	30,000	20,000	-	50,000
Murray H. Hutchison	-	50,000	-	50,000
Richard Nevins	-	50,000	-	50,000
Raymond J. Pacini	30,000	20,000	-	50,000
________________________________________________

(1)
This column discloses the dollar amount of compensation cost recognized in 2018 based on the fair value at grant date in accordance with FASB ASC Topic 718.  These awards were valued at the market value of the underlying stock on the date of grant in accordance with FASB ASC Topic 718.

(2)	Directors of the Company do not receive stock option awards.

Director Compensation Policy

    All non-employee directors are entitled to receive, for each 12 month period ending June 30 of each year, the amount of $30,000, prorated for directors serving less than the full 12 months.  Payments are made in 4 quarterly installments of $7,500.  A director may elect to receive any or all of his or her cash compensation earned in the form the Company's common stock.  A director is entitled to a $7,500 fee for any quarter in which services are rendered.  Each June 30, non-employee directors are also entitled to receive a deferred stock award consisting of shares of the Company's common stock with a value equal to $20,000 (calculated with reference to the average closing price of the Company's common stock during the one month preceding the annual award date), prorated for directors serving less than the full 12 months.

Director Stock Ownership Policy

     The Company encourages stock ownership on behalf of our directors.  Thus, the Company's compensation structure for non-employee directors includes awards of stock as compensation for director services.  See "Director Compensation Policy", above.

Pay Ratio Disclosure

Pursuant to the Dodd-Frank Act, the Securities and Exchange Commission adopted a rule requiring annual disclosure of the ratio of the total annual compensation of the principal executive officer ("CEO") to the median employee's annual total compensation. Mr. Scott Slater is the Company's Chief Executive Officer.  In the pay ratio table below, Mr. Slater's total compensation as reflected in the foregoing Summary Compensation Table, is compared to the median employee's total compensation. For simplicity, the value of the Company's retirement plan was excluded for Mr. Slater and all permanent employees, as all employees, including the CEO, are offered the same benefits. In determining the median employee, a listing was prepared of all employees that were actively employed as of December 31, 2018, with the exception of Mr. Slater. All wages, bonuses and stock awards paid to each employee were deemed to be the employee's total compensation. If a permanent employee was not employed by the Company for the entirety of the year, an annualized total compensation was calculated for that employee. The below table presents the ratio of the total annual compensation of the Company's Chief Executive Officer, Mr. Slater, to the median employee's annual total compensation:

Mr. Scott Slater (CEO) total annual compensation	$600,000

Median Employee total annual compensation	$190,900

Ratio of CEO to Median Employee total annual compensation	3.14:1.00

Compensation Committee Interlocks and Insider Participation

     In fiscal 2018, there were no Compensation Committee interlocks and no insider participation in Compensation Committee decisions that were required to be reported under the rules and regulations of the 1934 Act.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth the beneficial ownership of the Company's voting securities, as of April 22, 2019, by each stockholder whom the Company knows to own beneficially more than five percent of our common stock, and by each director, each named executive officer, and all directors and executive officers as a group, excluding, in each case, rights under options or warrants not exercisable within 60 days.  All persons named have sole voting power and investment power over their shares except as otherwise noted.

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class

Hoving & Partners SA Jan-Paul Menke 30A Route de Chene CH-1208, Geneva Switzerland	8,353,960 (1)	31.84%

LC Capital Master Fund, Ltd. LC Capital Partners LP LC Capital Advisors LLC LC Offshore Fund, Ltd. Lampe, Conway & Co., LLC Steven G. Lampe Richard F. Conway c/o Lampe, Conway & Co., LLC 680 Fifth Avenue, 12th Floor New York, NY 10019-5429	7,014,779 (2)	21.69%

Water Asset Management LLC TRF Master Fund (Cayman) LP Disque D. Deane, Jr. Matthew J. Diserio Marc Robert 509 Madison Avenue Suite 804 New York, NY 10022	3,258,219(3)	12.42%

Nokomis Capital, L.L.C. Brett Hendrickson 2305 Cedar Springs Road, Suite 420 Dallas, TX 75201	2,911,000 (4)	9.99%

BlackRock Inc. BlackRock Advisors, LLC BlackRock Investment Management (uk), Ltd. BlackRock Asset Management Canada Ltd. BlackRock Fund Advisors BlackRock Institutional Trust Company, National Association BlackRock Financial Management, Inc. BlackRock Japan Co., Ltd. BlackRock Investment Management, LLC 55 East 52nd Street New York, NY 10055	1,665,449 (5)	6.35%

The Vanguard Group Vanguard Fiduciary Trust Company 100 Vanguard Blvd. Malvern, PA 19355	1,320,020 (6)	5.03%

Keith Brackpool c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	345,000(7)	1.3%
Timothy J. Shaheen c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	191,500(8)	*

Geoffrey Grant c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	166,241(9)	*

Scott S. Slater c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	109,000(10)	*

Winston H. Hickox c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	105,765(11)	*

Murray Hutchison c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	51,543	*

Raymond J. Pacini c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	26,676	*

Stephen Courter c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	23,948	*

Richard Nevins c/o o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	11,412	*

Jeffrey Brown c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	3,718	*

John A. Bohn c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	893	*

All Directors and officers as a group (nine individuals)	1,035,696 (7)(8)(9)(10)(11)	3.89%
______________________________________________________________

*	Represents less than one percent of the 26,237,089 outstanding shares of common stock of the Company as of April 22, 2019.

Footnotes

(1.)	Based upon a Form 13G/A filed on February 4, 2019, Hoving & Partners SA owns 8,353,960 shares of the Company's common stock. Hoving & Partners' filings with the SEC do not indicate which natural persons have the right to vote or dispose of the shares it presently owns.

(2.)
Based upon Form 13D/A filed on February 7, 2019 with the SEC by LC Capital Master Fund Ltd. ("Master Fund"), information provided by Master Fund and the Company's corporate records, Master Fund and affiliates beneficially own a total of  7,014,779 shares of the Company's common stock.

Includes 759,492 shares of common stock presently outstanding.

Includes 145,000 shares of common stock presently outstanding and held by Steven G. Lampe over which he has sole voting and dispositive power, but for which Master Fund disclaims beneficial ownership.

Includes 6,040,137 shares of common stock issuable upon conversion of $40.771 million in Convertible Notes at a conversion rate of $6.75 per share as of April 22, 2019 and 70,150 shares of common stock issuable upon conversion of interest that will have accrued within 60 days of April 22, 2019.

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

(3.)
Based upon Schedule 13D/A filed on April 23, 2019 with the SEC, information provided by Water Asset Management LLC ("WAM") and the Company's corporate records, WAM and TRF Master Fund (Cayman) LP (together WAM-TRF) beneficially own 3,258,219 shares of the Company's common stock presently outstanding.

Disque D. Deane, Jr., Matthew J. Diserio and Marc Robert are the managing members of WAM and Limited Partners in TRF.

WAM and/or its affiliates have designated Mr. Jeffrey Brown and Mr. John Bohn, directors of the Company, as their designees on our Board of Directors.

(4.)
Based upon a Schedule 13G/A filed on February 13, 2019 with the SEC, information provided by Nokomis Capital, L.L.C. ("Nokomis Capital") and the Company's corporate records,  Nokomis Capital owns or controls 4,015,733 shares of common stock upon conversion of $27.106 million in Convertible Notes at a conversion rate of $6.75 per share, of which only 2,911,000 are issuable as of April 22, 2019 and included in the calculation of beneficial ownership, because Nokomis Capital is prohibited from converting Convertible Notes to obtain ownership in excess of 9.99% of the Company's outstanding Common Stock.

Does not include 1,104,733 shares of common stock otherwise issuable to Nokomis Capital upon conversion of Convertible Notes held as of April 22, 2019, plus 46,639 shares of common stock issuable upon conversion of interest that will have accrued within 60 days April 22, 2019, but which may not currently be issued due to the 9.99% beneficial ownership limitation.

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

(5.)
Based upon a Form 13G filed on February 4, 2019, BlackRock, Inc. and affiliates own 1,665,449 shares of the Company's stock. BlackRock has sole power to vote or to direct the vote for 1,601,557 shares and sole power to dispose of or to direct the disposition of 1,665,449 shares. Blackrock filings with the SEC indicate that various persons have the right to control its ownership of the Company's common stock and no one person at Blackrock has control of more than five percent of the total common stock shares outstanding.

(6.)
Based upon a Form 13G filed on February 11, 2019, the Vanguard Group owns 1,320,020 shares of the Company's stock. Vanguard has sole power to vote for and shared dispositive power as to 19,574 shares and sole power to dispose of or to direct the disposition of 1,300,446 shares.  Vanguard's filing indicates that Vanguard Fiduciary Trust Company ("VFTC"), a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 19,574 shares as a result of its serving as investment manager of collective trust accounts.  Vanguard's filings with the SEC do not indicate which natural persons have the right to vote or dispose of the shares it presently owns.

(7.)	Includes 200,000 shares underlying presently exercisable options.

(8.)	Includes 100,000 shares underlying presently exercisable options.

(9.)	Includes 30,500 shares held in five separate trusts, each holding 6,100 shares for the benefit of Mr. Grant's children. The trustee of these trusts is not a member of the Reporting Person's immediate family. Mr. Grant disclaims beneficial ownership of the shares held by these trusts.

(10.)	Includes 100,000 shares underlying presently exercisable options.

(11.)	Includes 35,000 shares held by Mr. Hickox's spouse.

Equity Compensation Plan Information

The following table provides information as of December 31, 2018 with respect to shares of the Company's common stock that may be issued under its existing compensation plans.  The table includes plan grants to executive officers and other Company employees.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	492,500(1)	$11.66	33,332(2)

Total	492,500	$11.66	33,332
 ________________________________________________

(1)	Represents 492,000 options outstanding under the Company's 2009 Equity Incentive Plan as of December 31, 2018.

(2)	Represents 33,332 securities issuable under the Company's 2014 Equity Incentive Plan as of December 31, 2018.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

      There have been no transactions since the beginning of our fiscal year commencing January 1, 2018 in which any of our directors, officers or beneficial owners of more than five percent of our voting securities or any of their affiliates participated as "related persons" and which required disclosure pursuant to Item 404 of Regulation S-K.

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

Director Independence

Mr. Bohn, Mr. Brown, Mr. Courter, Mr. Grant, Mr. Hickox, Mr. Hutchison, Mr. Nevins, and Mr. Pacini have all been affirmatively determined by the Board to be "independent" under the securities laws and regulations of the SEC and regulations and pertinent listing standards of the NASDAQ Global Market, as in effect from time to time. In February 2017, the directors unanimously elected Mr. Grant as the Company's lead independent director to further enhance independent director oversight of management.  There are no relationships or transactions that involve the previously mentioned directors that the Board considered in assessing their independence that are not otherwise disclosed.

The Company's independent directors meet routinely in executive session without the presence of management.  Independent directors met in executive session at each regularly scheduled meeting of the Board, at least four (4) times annually, in each case outside the presence of any director who also serves as an executive officer.  In addition to regularly scheduled board meetings, the Board of Directors and various committees of the Board regularly meet to receive and discuss operating and financial reports presented by the Chief Executive Officer and other members of management as well as reports by experts and other advisors.

Independence of Committee Members

     The Board maintains three committees, as described above.  The Board has determined that all members of its committees are independent for the purpose of Board service generally and for the purposes of Board committee service, as applicable.  Each Board committee is chaired by an independent director and maintains a written charter detailing its authority and responsibilities.  These charters are reviewed periodically as legislative and regulatory developments and business circumstances warrant and are available in their entirety on the Company's website at http://www.cadizinc.com and to any stockholder otherwise requesting a copy.

ITEM 14.  Principal Accounting Fees and Services

     For the fiscal years ended December 31, 2018 and 2017, professional services were performed by PricewaterhouseCoopers LLP.  PricewaterhouseCoopers LLP has served as the Company's independent auditor since at least 1995. The Company's Audit Committee annually approves the engagement of outside auditors for audit services in advance.  The Audit Committee has also established complementary procedures to require pre-approval of all audit-related, tax and permitted non-audit services provided by PricewaterhouseCoopers LLP, and to consider whether the outside auditors' provision of non-audit services to the Company is compatible with maintaining the independence of the outside auditors.  The Audit Committee may delegate pre-approval authority to one or more of its members.  Any such fees pre-approved in this manner shall be reported to the Audit Committee at its next scheduled meeting.  All services described below were pre-approved by the Audit Committee.

       All fees for services rendered by PricewaterhouseCoopers LLP aggregated $328,900 and $270,000 during the fiscal years ended December 31, 2018 and 2017, respectively, and were composed of the following:

     Audit Fees.  The aggregate fees accrued by the Company for the audit of the annual financial statements during the fiscal years ended December 31, 2018 and 2017, for reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q, and for assistance with and review of documents filed with the SEC were $328,000 for 2018 and $270,000 for 2017.

     Audit Related Fees.  No audit-related fees were billed by PricewaterhouseCoopers LLP to the Company during the fiscal years ended December 31, 2018 and 2017.

     Tax Fees.  No tax fees were billed by PricewaterhouseCoopers LLP to the Company during the fiscal years ended December 31, 2018 and 2017.

     All Other Fees.  Fees billed for all other services, including licensing for disclosure checklist tools, were $900 and $0 during the fiscal years ended December 31, 2018 and 2017, respectively.

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

CADIZ INC.

By:	/s/ Scott S. Slater
Scott S. Slater,
Chief Executive Officer

Date:	April 30, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name and Position	Date

/s/ Keith Brackpool	April 30, 2019
Keith Brackpool, Chairman

/s/ Scott S. Slater	April 30, 2019
Scott S. Slater, Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Timothy J. Shaheen	April 30, 2019
Timothy J. Shaheen, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

/s/ John A. Bohn	April 30, 2019
John A. Bohn, Director

/s/ Jeffrey J. Brown	April 30, 2019
Jeffrey J. Brown, Director

/s/ Geoffrey T. Grant	April 30, 2019
Geoffrey T. Grant, Director

/s/ Winston H. Hickox	April 30, 2019
Winston H. Hickox, Director

/s/ Murray H. Hutchison	April 30, 2019
Murray H. Hutchison, Director

/s/ Raymond J. Pacini	April 30, 2019
Raymond J. Pacini, Director

/s/ Stephen E. Courter	April 30, 2019
Stephen E. Courter, Director

/s/ Richard Nevins Richard Nevins, Director	April 30, 2019

EXHIBIT INDEX

     The following exhibits are filed with this Amendment No. 1 to Annual Report on Form 10-K/A.

31.3	Certification of Scott Slater, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002