Form 10-Q
period 2019-03-31
CADIZ INC
filed 2019-05-09
CIK 727273

united states
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☑   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2019
OR
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

As of May 6, 2019, the Registrant had 26,252,193 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.

Cadiz Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
	For the Three Months
	Ended March 31,
($ in thousands, except per share data)	2019	2018

Total revenues	$109	$108

Costs and expenses:
General and administrative	2,924	2,528
Depreciation	66	66

Total costs and expenses	2,990	2,594

Operating loss	(2,881)	(2,486)

Interest expense, net	(4,234)	(3,516)
Interest income	53	32
Debt conversion expense	(197)	-

Loss before income taxes	(7,259)	(5,970)
Income tax expense	1	1

Net loss and comprehensive loss applicable to common stock	$(7,260)	$(5,971)

Basic and diluted net loss per common share	$(0.29)	$(0.26)

Basic and diluted weighted average shares outstanding	25,327	23,075

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
($ in thousands, except per share data)	2019	2018

ASSETS

Current assets:
Cash and cash equivalents	$16,235	$12,558
Accounts receivable	59	38
Prepaid expenses and other current assets	652	408

Total current assets	16,946	13,004

Property, plant, equipment and water programs, net	46,923	46,619
Long-term deposit/prepaid expenses	2,000	2,000
Goodwill	3,813	3,813
Other assets	4,247	3,873

Total assets	$73,929	$69,309

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,038	$225
Accrued liabilities	1,053	2,070
Current portion of long-term debt	60	59
Warrant derivative liabilities	-	865
Other liabilities	965	923

Total current liabilities	3,116	4,142

Long-term debt, net	136,716	136,246
Long-term lease obligations, net	14,717	14,411
Deferred revenue	750	750
Other long-term liabilities	48	-

Total liabilities	155,347	155,549

Stockholders' deficit:
Common stock - $.01 par value; 70,000,000 shares
authorized at March 31, 2019 and December 31, 2018;
shares issued and outstanding - 25,940,052 at
March 31, 2019 and 24,654,911 at December 31, 2018	259	247
Additional paid-in capital	397,622	383,521
Accumulated deficit	(479,299)	(470,008)
Total stockholders' deficit	(81,418)	(86,240)

Total liabilities and stockholders' deficit	$73,929	$69,309

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months
	Ended March 31,
($ in thousands)	2019	2018

Cash flows from operating activities:
Net loss Adjustments to reconcile net loss to	$(7,260)	(5,971)
net cash used in operating activities:
Depreciation	66	66
Amortization of debt discount and issuance costs	1,009	992
Interest expense added to loan principal	2,489	2,361
Interest expense added to lease liability	300	262
Loss on debt conversion	-	1
Debt conversion expense	197	-
Compensation charge for stock and share option awards	122	105
Unrealized gain on warrant derivative liabilities	-	(516)
Changes in operating assets and liabilities:
Accounts receivable	(21)	(2)
Prepaid expenses and other current assets	(244)	(291)
Other assets	(284)	(13)
Accounts payable	663	528
Accrued liabilities	(1,072)	(1,459)
Net cash used in operating activities	(4,035)	(3,937)

Cash flows from investing activities:
Additions to property, plant and equipment and water programs	(165)	(502)

Net cash used in investing activities	(165)	(502)

Cash flows from financing activities:
Net proceeds from issuance of stock	7,891	-
Principal payments on long-term debt	(14)	(14)

Net cash provided by (used in) financing activities	7,877	(14)

Net decrease in cash, cash equivalents and restricted cash	3,677	(4,453)

Cash, cash equivalents and restricted cash, beginning of period	12,691	13,163

Cash, cash equivalents and restricted cash, end of period	$16,368	$8,710

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Stockholders' Deficit (Unaudited)

($ in thousands, except share data)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2017	22,987,434	$230	$364,806	$(443,735)	$(78,699)

Issuance of shares pursuant to bond conversion	215,852	2	1,669	-	1,671

Stock-based compensation expense	-	-	105	-	105

Issuance of shares pursuant to stock awards	13,249	-	-	-	-

Net loss and comprehensive loss	-	-	-	(5,971)	(5,971)

Balance as of March 31, 2018	23,216,535	$232	$366,580	$(449,706)	$(82,894)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2018	24,654,911	$247	$383,521	$(470,008)	$(86,240)

Issuance of shares pursuant to bond conversion	485,020	5	3,199	-	3,204

Stock-based compensation expense	17,307	-	122	-	122

Issuance of shares pursuant to ATM offerings	782,814	7	7,884	-	7,891

Reclassification of warrant liability to additional paid-in capital(1)	-	-	2,896	(2,031)	865

Net loss and comprehensive loss	-	-	-	(7,260)	(7,260)

Balance as of March 31, 2019	25,940,052	$259	$397,622	$(479,299)	$(81,418)

(1)	A cumulative effect adjustment of $2,031 thousand was recognized as of January 1, 2019, upon adoption of ASU 2017-11.

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Notes To The Condensed Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

 The Condensed Consolidated Financial Statements have been prepared by Cadiz Inc., also referred to as "Cadiz" or "the Company", without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2018.

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

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates and such differences may be material to the financial statements. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of results for the entire fiscal year ending December 31, 2019.

Liquidity

 The Condensed Consolidated Financial Statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $7.3 million for the three months ended March 31, 2019, compared to $6.0 million for the three months ended March 31, 2018.  The Company had working capital of $13.8 million at March 31, 2019, and used cash in its operations of $4.0 million for the three months ended March 31, 2019.

 Cash requirements during the three months ended March 31, 2019 primarily reflect certain administrative costs related to the Company's water project development efforts.  Currently, the Company's sole focus is the development of its land and water assets.

 In November 2018, the Company entered into an At Market Issuance Sales Agreement under which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $25 million from time to time in an "at-the-market" offering (the "November 2018 ATM Offering").  As of March 31, 2019, the Company issued 879,920 shares of common stock in the November 2018 ATM Offering for gross proceeds of $9.14 million and aggregate net proceeds of approximately $8.81 million.  The Company has and may continue to issue equity securities pursuant to the November 2018 ATM Offering.

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

 In May 2017, the Company entered into a new $60 million credit agreement ("Credit Agreement") with funds affiliated with Apollo Global Management, LLC ("Apollo") that replaced and refinanced its then existing $45 million senior secured mortgage debt ("Prior Senior Secured Debt") and provided $15 million of new senior debt to fund immediate construction related expenditures ("Senior Secured Debt").  The Company's Senior Secured Debt and its convertible notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company's ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on the Company's ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the Senior Secured Debt were negotiated by the parties with a view towards the Company's operating and financial condition as it existed at the time the agreements were executed.  At March 31, 2019, the Company was in compliance with its debt covenants.

 As of March 31, 2019, the Company had principal and interest payments aggregating approximately $76.3 million coming due in March 2020 related to its 7.00% Convertible Senior Notes ("Convertible Senior Notes") to the extent the noteholders, who have the right to convert at any time into the Company's common stock at a conversion rate of $6.75 per share, do not convert prior to March 2020 or the Company does not exercise the option agreements it currently has with parties holding 99% of its Convertible Senior Notes that allow the Company, at its sole option, at any time prior to December 5, 2019, to extend the maturity date of the Convertible Senior Notes to September 5, 2021.  Additionally, the Company's Senior Secured Debt of approximately $67.1 million as of March 31, 2019, could also become due as early as December 2019, if the Company has not exercised the option agreements or the Convertible Senior Notes have not been converted by that time and the Company's stock price is less than 120% of the conversion rate and according to additional terms of the debt agreement.  Specifically, the Springing Maturity Date is not applicable if less than $10 million of original, outstanding principal related to the Convertible Senior Notes is outstanding at that time.  Further, the Company's option to acquire an additional 124-mile extension of its' Northern Pipeline will require an $18 million payment upon completion of certain conditions precedent under the purchase agreement with El Paso Natural Gas Company ("EPNG").  If the acquisition of the 124-mile segment is not completed, then the Company's Northern Pipeline opportunities will be limited to the 96-mile segment it already owns.  The Company may meet its debt and working capital requirements through a variety of means, including extension, refinancing, equity placements, the sale or other disposition of assets, or reductions in operating costs.

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

Supplemental Cash Flow Information

 Under the terms of the Senior Secured Debt, the Company is required to pay 25% of all future quarterly interest payments in cash.  During the three months ended March 31, 2019, approximately $330 thousand in interest payments on the corporate secured debt was paid in cash.  No other payments are due on the Senior Secured Debt or the Company's convertible notes prior to their maturities.

 During the three months ended March 31, 2019, approximately $3.06 million in convertible notes were converted by certain of the Company's lenders.  As a result, 485,020 shares of common stock were issued to the lenders.  This conversion activity represents a non-cash financing activity.

 The balance of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is comprised of the following:

Cash, Cash Equivalents and Restricted Cash	March 31, 2019	December 31, 2018	March 31, 2018
(in thousands)

Cash and Cash Equivalents	$16,235	$12,558	$8,577
Restricted Cash included in Other Assets	133	133	133
Cash, Cash Equivalents and Restricted Cash in the Consolidated Statement of Cash Flows	$16,368	$12,691	$8,710

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

Accounting Guidance Adopted

 In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases ("Topic 842"), which supersedes the existing guidance for lease accounting ("Topic 840").  The new standard requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged.  The Company adopted the provisions of Topic 842 on January 1, 2019, using the modified retrospective approach and the option presented under ASU 2018-11 to transition only active leases as of January 1, 2019, with a cumulative effect adjustment as of that date.  All comparative periods prior to January 1, 2019, retain the financial reporting and disclosure requirements of Topic 840.

 The Company elected to utilize the transition package of practical expedients permitted within the new standard, which among other things, allowed the Company to carryforward the historical lease classification.  The Company made an accounting policy election that will keep leases with an initial term of 12 months or less off the Company's Consolidated Balance Sheets which resulted in recognizing those lease payments in the Consolidated Statements of Operations and Comprehensive Loss on a straight-line basis over the lease term.  The Company did not elect the hindsight practical expedient when determining the lease terms.

 The adoption of the new standard resulted in the recording of additional net right-of-use  assets and corresponding lease liabilities of approximately $151 thousand and $100 thousand, respectively, as of January 1, 2019.  The difference between the right-of-use assets and the lease liabilities was recorded to eliminate existing accrued rent balances recorded under Topic 840.  The adoption of the new standard did not impact the Company's consolidated net earnings and had no impact on cash flows.

 In June 2018, the FASB issued an accounting standards update which simplifies the accounting for share-based payments granted to nonemployees for goods and services.  This update is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years.  The Company adopted this guidance on January 1, 2019, and the new standard had no impact on the Company's condensed consolidated financial statements.

 In July 2017, the FASB issued an accounting standards update to provide new guidance for the classification analysis of certain equity-linked financial instruments, or embedded features, with down round features, as well as clarify existing disclosure requirements for equity-classified instruments. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity's own stock. The Company adopted this guidance on January 1, 2019.  As a result, the Company reclassified a warrant liability in the amount of $865 thousand to additional paid-in capital, as the Company's Warrant no longer met the definition of a derivative.  In addition, during the years ended December 31, 2018 and 2017, the Company recognized annual gains of $1.5 million and $0.5 million, respectively, related to the historical remeasurement of the warrant derivative liability at fair value.  Upon adoption of this guidance as of January 1, 2019, the Company recorded $2.0 million in additional paid-in capital with a corresponding adjustment to the opening balance of accumulated deficit related to these previously recorded gains.

NOTE 2 – LONG-TERM DEBT

 The carrying value of the Company's Senior Secured Debt approximates fair value.  The fair value of the Company's Senior Secured Debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company by its lenders for similar debt instruments of comparable maturities by its lenders.

 The fair value of the Company's convertible debt exceeds its carrying value of approximately $69.7 million, which includes accreted interest, by approximately $35.2 million due to the increased value of its conversion feature.  The conversion feature's fair value increases as the Company's common stock price increases.  The fair value of the conversion feature (Level 3) is determined using the Black-Scholes model.  Significant inputs to the model were the conversion price ($6.75), the number of shares of common stock that could be acquired upon conversion as of March 31, 2019, the Company's stock price as of March 31, 2019 of $9.68 and stock volatility of 44%, which was determined using our publicly-traded stock price over the last year.

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
 All options that have been issued under the above plans have been issued to officers, employees and consultants of the Company.  In total, options to purchase 492,500 shares were unexercised and outstanding on March 31, 2019 under the two equity incentive plans.

 The Company recognized no stock option related compensation costs in each of the three months ended March 31, 2019 and 2018.  Additionally, no options were exercised during the three months ended March 31, 2019.

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

 Of the total 675,000 shares reserved under the 2014 Equity Incentive Plan, 649,772 shares have been awarded to the Company directors, consultants and employees as of March 31, 2019.  Of the 649,772 shares awarded, 10,224 shares were awarded to the Company's directors for services performed during the plan year ended June 30, 2018.  These shares became effective on that date and vested on January 31, 2019.

 The Company recognized stock-based compensation costs of $122,000 and $105,000 for the three months ended March 31, 2019 and 2018, respectively.

Warrants

 In conjunction with the closing of the Senior Secured Debt in May 2017, the Company issued to its lender a warrant to purchase an aggregate 362,500 shares of its common stock ("Warrant").  The warrant has a five-year term, and had an initial exercise price of $14.94 per share, subject to adjustment.

 The Company recorded a debt discount at the time of the closing of the Senior Secured Debt in the amount of $2.9 million which was the fair value of the Warrant at the time it was issued.  The debt discount is being amortized through December 2019.

 On January 1, 2019, the Company adopted ASU 2017-11.  As a result, the Company reclassified a warrant liability in the amount of $865 thousand to additional paid-in capital, as the Company's Warrant no longer met the definition of a derivative.  In addition, during the years ended December 31, 2018 and 2017, the Company recognized annual gains of $1.5 million and $0.5 million, respectively, related to the historical remeasurement of the warrant derivative liability at fair value.  Upon adoption of this guidance as of January 1, 2019, the Company recorded $2.0 million in additional paid-in capital with a corresponding adjustment to the opening balance of accumulated deficit related to these previously recorded gains.

 During the first quarter, the Company sold shares of common stock under the November 2018 ATM at a per-share price less than the Warrant's initial exercise price, which triggered a down-round, reset provision and resulted in an adjusted exercise price of $14.69 as of March 31, 2019.

NOTE 4 – INCOME TAXES

 As of March 31, 2019, the Company had net operating loss ("NOL") carryforwards of approximately $315 million for federal income tax purposes and $195 million for California state income tax purposes.  Such carryforwards expire in varying amounts through the year 2039.  For federal losses arising in tax years ending after December 31, 2017, the NOL carryforwards are allowed indefinitely.  Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

 As of March 31, 2019, the Company possessed unrecognized tax benefits totaling approximately $1.8 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.

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

NOTE 5 – NET LOSS PER COMMON SHARE

 Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding.  Options, deferred stock units, warrants and the zero coupon term loan convertible into or exercisable for certain shares of the Company's common stock were not considered in the computation of net loss per share because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 11,707,000 and 11,265,000 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 6 – LEASES

 The Company has operating leases for corporate offices, vehicles and office equipment. The Company's leases have remaining lease terms of one year to two years, some of which include options to extend or terminate the lease. However, the Company is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not considered in the lease term or the right-of-use asset and lease liability balances. The Company's current lease arrangements expire from 2019 through 2021.  The Company does not have any finance leases.

 The Company's lease population does not include any residual value guarantees, and therefore none were considered in the calculation of the lease balances. The Company has leases with variable payments, most commonly in the form of common area maintenance charges which are based on actual costs incurred. These variable payments were excluded from the right-of-use asset and lease liability balances since they are not fixed or in-substance fixed payments.

 The Company elected to utilize the transition package of practical expedients permitted within the new standard, including the practical expedient not to reassess existing land easements, which among other things, allows the Company to carryforward the historical lease classification. The Company has lease agreements with lease and non-lease components, and has elected the practical expedient to account for lease and non-lease components as a single lease component for real-estate class of leases only. For leases with terms greater than 12 months, the Company records the related asset and lease liability at the present value of lease payments over the lease term. Leases with an initial term of 12 months or less with purchase options or extension options that are not reasonably certain to be exercised are not recorded on the Consolidated Balance Sheets; the Company recognizes lease expense for these leases on a straight-line basis over the term of the lease.

 Lease balances.  Amounts recognized in the accompanying consolidated balance sheet as of March 31, 2019 are as follows (in thousands):

Activity	Balance Sheet Location	Balance
ROU assets	Other assets	$103
Short-term lease liability	Other liabilities	$42
Long-term lease liability	Other long-term liabilities	$48

 Lease cost. The Company's operating lease cost for the three months ended March 31, 2019 was $49,698.

 Lease commitments. The table below summarizes the Company's scheduled future minimum lease payments under operating, recorded on the balance sheet as of March 31, 2019 (in thousands):

2019	$35
2020	46
2021	15
Total lease payments	96
Less: Imputed interest	(6)
Present value of lease payments	90
Less: current maturities of lease obligations	(42)
Long-term lease obligations	$48

 Most of our lease agreements do not provide a readily determinable implicit rate nor is it available to us from our lessors. Instead, we estimate the Company's incremental borrowing rate based on information available at either the implementation date of Topic 842 or at lease commencement for leases entered into thereafter in order to discount lease payments to present value. The table below presents additional information related to our leases as of March 31, 2019:

Weighted Average Remaining Lease Term
Operating leases	2 years

Weighted Average Discount Rate
Operating leases	6%

 From a lessor standpoint, in February 2016, the Company entered into a lease agreement with Fenner Valley Farms LLC ("FVF") (the "lessee"), a subsidiary of Water Asset Management LLC, a related party, pursuant to which FVF is leasing, for a 99-year term, 2,100 acres owned by Cadiz in San Bernardino County, California, to be used to plant, grow and harvest agricultural crops ("FVF Lease Agreement").  As consideration for the lease, FVF paid the Company a one-time payment of $12.0 million upon closing.

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

 The Company expects to receive rental income of $420 thousand annually over the next five years related to the FVF Lease Agreement.

NOTE 7 – FAIR VALUE MEASUREMENTS

 The following table presents information about warrant derivative liabilities, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	Derivatives at Fair Value as of March 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total

Warrant derivative liabilities	$-	$-	$(1,871)	$(1,871)
Total warrant derivative liabilities	$-	$-	$(1,871)	$(1,871)

Derivatives at Fair Value as of March 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total

Warrant derivative liabilities	$-	$-	$-	$-
Total warrant derivative liabilities	$-	$-	$-	$-

 The following table presents a reconciliation of Level 3 activity for the three month period ended March 31, 2019:

Level 3 Liabilities
(in thousands)	Warrant Derivative Liabilities

Balance at December 31, 2018	$865
Reclassification of warrant liability to additional paid-in capital upon adoption of ASU 2017-11	(865)
Balance at March 31, 2019	$-

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

 In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the following discussion contains trend analysis and other forward-looking statements.  Forward-looking statements can be identified by the use of words such as "intends", "anticipates", "believes", "estimates", "projects", "forecasts", "expects", "plans" and "proposes".  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements.  These include, among others, our ability to maximize value from our land and water resources; and our ability to obtain new financings as needed to meet our ongoing working capital needs.  See additional discussion under the heading "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

 Further, the availability of supplies in California differs greatly from year to year due to natural hydrological variability.  Over the last decade, California struggled through a historic drought featuring record-low winter precipitation.  Then, following a series of strong storms that delivered record amounts of rain and snow during the 2016-2017 winter, state officials declared an end to the drought.  The 2017-2018 winter was abnormally dry for a majority of the State, yet the 2018-2019 winter was a wet year, with snowpack and rainfall well above average through April 2019.  The rapid swings between wet and dry years challenges California's traditional supply system and supports the need for reliable storage and local supply.

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

 Agreements entered into prior to the beginning of the CEQA review process provide the participants the right to acquire an annual supply of 5,000 acre-feet of water at $775 per acre-foot (2010 dollars, subject to adjustment), which is competitive with the incremental cost of new water.  In addition, these agencies received options to acquire storage rights in the Water Project to allow for the management of their Water Project supplies in complement with their own water resources.  Up to 150,000 acre-feet of carry-over storage is available for reservation by the agencies prior to construction commencement.  Participants that elect to achieve year-to-year flexibility in their use of Project water by utilizing carry-over storage will reserve storage capacity for $1,500 per acre-foot prior to construction.
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

 Water Project supplies entering the CRA will comply with Metropolitan's published engineering, design and water quality standards and will be subject to all applicable fees and charges routinely established by Metropolitan for the conveyance of water within its service territory.  Total dissolved solids or salts in the Cadiz water supply are substantially lower than the water in the CRA.  Other constituents that are already lower than State and Federal standards but potentially higher than the water in the CRA will be lowered via treatment to ambient levels or removed entirely. Extensive pilot testing of treatment options at the Project area in 2018 confirmed the capability of cost-effective treatment technologies to successfully remove such constituents.  We believe there are multiple benefits that can be realized by MWD and its service area, such as water quality improvements, upon making space reasonably available for the Cadiz Water supplies and providing the region the flexibility of relying on the Cadiz project in both wet and dry years.

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

 In December 2018, the Company entered into an amendment (the "Amendment") to its option agreement ("Option Agreement") with El Paso Natural Gas Company ("EPNG") to purchase the 124-mile segment of the pipeline. The Option Agreement, as amended, allows the Company to purchase the 124-mile pipeline segment with an initial payment of $2 million and a subsequent payment of $18 million ("Deferred Payment").  Following entry into the Amendment, the Company exercised the option and entered into a purchase agreement for the 124-mile pipeline, providing to EPNG the initial consideration of $2 million.

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

Agricultural Development

 Our Cadiz/Fenner Property, consisting of approximately 34,500 acres of desert land, is zoned for agricultural development.  In 1993, we secured conditional use permits to develop agriculture on up to 9,600 acres of the property and withdraw groundwater from the underlying aquifer system for irrigation.  We have since maintained various levels of crops on the Property as we developed the Water Project.  In 2013, we entered into a lease agreement with a third party to develop up to 1,480 acres of lemons at the site, 640 acres of which have been planted to date.

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

Results of Operations

Three Months Ended March 31, 2019, Compared to Three Months Ended March 31, 2018

 We have not received significant revenues from our water resource and real estate development activity to date.  Our revenues have been limited to rental income from the FVF Lease (see "Agricultural Development", above).  As a result, we have historically incurred a net loss from operations.  We had revenues of $109 thousand for the three months ended March 31, 2019 and $108 thousand for the three months ended March 31, 2018.  We incurred a net loss of $7.3 million in the three months ended March 31, 2019, compared to a $6.0 million net loss during the three months ended March 31, 2018.  The higher 2019 loss was primarily due to higher general and administrative expenses, higher interest expense, and a recorded debt conversion expense, combined with $0.5 million in unrealized gains recorded for warrant liabilities in 2018.

 Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e., general and administrative expense) and our interest expense.  We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

 Revenues  Revenue totaled $109 thousand for the three months ended March 31, 2019 and $108 thousand for the three months ended March 31, 2018.  Revenues primarily related to rental income from the FVF Lease (see "Agricultural Development", above).

 General and Administrative Expenses  General and Administrative Expenses, exclusive of stock-based compensation costs, totaled $2.8 million in the three months ended March 31, 2019, compared to $2.4 million in the three months ended March 31, 2018.

 Compensation costs for stock and option awards for the three months ended March 31, 2019, were $122 thousand, compared to $105 thousand for the three months ended March 31, 2018.

 Depreciation  Depreciation expense totaled $66 thousand during each of the three months ended March 31, 2019 and 2018.

 Interest Expense, net  Net interest expense totaled $4.2 million during the three months ended March 31, 2019 compared to $3.5 million during the same period in 2018.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	March 31,
	2019	2018

Interest on outstanding debt	$3,225	$3,040
Unrealized gains on warrants, net	-	(516)
Amortization of debt discount	988	953
Amortization of deferred loan costs	21	39

	$4,234	$3,516

 Income Taxes  Income tax expense was $1 thousand for each of the three months ended March 31, 2019 and 2018.  See Note 4 to the Condensed Consolidated Financial Statements – "Income Taxes".

Liquidity and Capital Resources

Current Financing Arrangements

 As we have not received significant revenues from our development activities to date, we have been required to obtain financing to bridge the gap between the time water resource and other development expenses are incurred and the time that revenue will commence.  Historically, we have addressed these needs primarily through secured debt financing arrangements, private equity placements.

 In November 2018, the Company entered into an At Market Issuance Sales Agreement under which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $25 million from time to time in an "at-the-market" offering (the "November 2018 ATM Offering").  As of March 31, 2019, the Company issued 879,920 shares of common stock in the November 2018 ATM Offering for gross proceeds of $9.14 million and aggregate net proceeds of approximately $8.81 million.  The Company has and may continue to issue equity securities pursuant to the November 2018 ATM Offering.

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

 In May 2017, we entered into a new $60 million credit agreement with funds affiliated with Apollo Global Management, LLC ("Apollo") that replaced and refinanced our then existing $45 million senior secured mortgage debt and provided $15 million of new senior debt to fund immediate construction related expenditures ("Senior Secured Debt").  The Senior Secured Debt and the 7.00% Convertible Senior Notes due March 2020 ("Convertible Senior Notes") contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit our ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on our ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the Senior Secured Debt were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At March 31, 2019, we were in compliance with our debt covenants.

 Limitations on our liquidity and ability to raise capital may adversely affect us.  Sufficient liquidity is critical to meet our resource development activities.  As discussed further in "Outlook" below, we do not have adequate resources on hand to meet the obligations related to the (1) Senior Secured Debt which could come due as early as December 2019 or (2) the Convertible Senior Notes coming due in March 2020 to the extent these notes are not converted.  However, we have entered into option agreements with parties holding 99% of the Convertible Senior Notes that allow us, at our sole option, at any time prior to December 5, 2019, to extend the maturity date of the Convertible Senior Notes to September 5, 2021.   Additionally, the completion of the acquisition of the 124-mile extension of our Northern Pipeline will require an $18 million payment within thirty days of satisfaction of certain conditions precedent under our purchase agreement with EPNG.  We do not currently have the cash resources on hand to make this payment in full.  To the extent additional capital is required, we may increase liquidity through a variety of means, including equity or debt placements, through the lease, sale or other disposition of assets or reductions in operating costs.  If additional capital is required, no assurances can be given as to the availability and terms of any new financing.

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

 At March 31, 2019, we had no outstanding credit facilities other than the Senior Secured Debt and the convertible notes.

 Cash Used in Operating Activities.  Cash used in operating activities totaled $4.0 million and $3.9 million for the three months ended March 31, 2019 and 2018, respectively.  The cash was primarily used to fund general and administration expenses related to our water development efforts.

 Cash Used in Investing Activities.  Cash used in investing activities totaled $165 thousand for the three months ended March 31, 2019, and $502 thousand for the three months ended March 31, 2018.  The costs primarily consisted of engineering and design related to the development of the Water Project.

 Cash Provided by (Used in) Financing Activities.  Cash provided by financing activities totaled $7.9 million for the three months ended March 31, 2019, compared with cash used for financing activities of $14 thousand for the three months ended March 31, 2018.  The 2019 results include $7.9 million of net proceeds from the issuance of shares under an at-the-market offering.

Outlook

 Short-Term Outlook.  We have principal and interest payments aggregating approximately $76.3 million as of March 31, 2019 coming due in March 2020 relating to our Convertible Senior Notes to the extent the noteholders, who have the right to convert at any time into our common stock at a conversion rate of $6.75 per share, do not convert prior to March 2020 or we do not exercise the option agreements we currently have with parties holding 99% of our Convertible Senior Notes that allow us, at our sole option, at any time prior to December 5, 2019, to extend the maturity date of the Convertible Senior Notes to September 5, 2021.  Our Senior Secured Debt of approximately $67.1 million as of March 31, 2019 could also become due as early as December 2019 if we have not exercised the option agreements or the Convertible Senior Notes have not been converted by that time and the Company's stock price is less than 120% of the conversion rate.  We do not currently have adequate resources on hand to meet these obligations should they come due. Additionally, to complete our acquisition of an additional 124-mile extension of our Northern Pipeline, we will require a further $18 million to fund the payment that will be due upon completion of certain conditions precedent under our purchase agreement with EPNG (see "Water Resource Development", above).  If the acquisition of the 124-mile segment is not completed, then our Northern Pipeline opportunities will be limited to the 96-mile segment we already own.  As we require additional working capital to fund operations, we expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities.  See "Long-Term Outlook" below.  No assurances can be given, however, as to the availability or terms of any new financing.

 Long-Term Outlook. In the longer term, we will need to raise additional capital to finance working capital needs, capital expenditures and any payments due under our Senior Secured Debt or our Convertible Senior Notes at maturity (see "Current Financing Arrangements", above).  Our future working capital needs will depend upon the specific measures we pursue in the entitlement and development of our water resources and other developments.  Future capital expenditures will depend primarily on the progress of the Water Project.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures
 The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chief Executive Officer (the "Principal Executive Officer") and Chief Financial Officer (the "Principal Financial Officer") and to its Board of Directors.  Based on their evaluation as of March 31, 2019, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.
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

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings

 Not applicable.

ITEM 1A.     Risk Factors

We could be negatively affected as a result of a proxy contest or related litigation.

 In April 2019, we received notice that TRF Master Fund (Cayman) LP, an affiliate of Water Asset Management, LLC (which we refer to, collectively with all its affiliates, including TRF Master Fund (Cayman) LP, as "WAM") intends to nominate five candidates to the Board for election as directors in opposition to three of the nominees recommended by the Board and submit a proposal for stockholder vote at the 2019 Annual Meeting of the Stockholders (the "2019 Annual Meeting"), which, if approved, would amend the Bylaws to expand the notice requirements for stockholder business to be timely brought before an annual meeting. These WAM nominated directors are comprised of the two Company incumbent directors currently serving in connection with a cooperation agreement entered into by WAM and the Company in 2018 and three new nominees (the "Additional WAM Nominees"). Although our Board has not made its recommendation with respect to the director elections or proposal submitted by WAM for our 2019 Annual Meeting, it is possible that a proxy contest involving WAM will ensue.

 Our Board and management strive to maintain constructive, ongoing communications with all of the Company's stockholders. While we welcome stockholder views and opinions with the goal of enhancing value for all stockholders and intend to engage in constructive dialogue with WAM and the Company's other stockholders, any proxy contest or related litigation could negatively affect the Company for a number of reasons, including but not limited to the following:

•
Responding to proxy contests, litigation and other actions by dissident stockholders is costly and time-consuming, disrupting our operations and diverting the attention of management and our employees;

•
Perceived uncertainties as to our future direction as a result of changes to the composition of our Board may damage morale, create instability among our management and employees, be exploited by opponents of the Water Project or adversely impact existing and potential strategic and operational relationships and opportunities;

•	We may experience difficulties in hiring, retaining and motivating personnel during the resulting uncertainty;

•	The uncertainty created by any delay in certifying the election results of our 2019 Annual Meeting could further negatively impact the stability and morale of our management and employees;

•
If individuals are elected or appointed to our Board with a specific dissident agenda, it may adversely affect our ability to effectively and timely implement our current business plan and new strategies, which could have a material adverse effect on our results of operations and financial condition;

•	Increases in legal fees, insurance, or proxy solicitation, administrative and associated costs incurred in responding to proxy contests and any related litigation may be substantial;

•
A successful election outcome by a dissident stockholder who is also engaged in litigation against us could also potentially adversely affect the Company by resulting in an "insured v. insured exclusion" under our D&O insurance policy, which may exclude indemnification for claims against directors and officers alleged by other directors and officers or by other policyholders under the same policy. There may be a risk that our insurer would decline to cover claims, or that defense costs advanced by the Company during the pendency of the claim would later be determined to be not covered under the policy and would not be repaid or recovered. We cannot assure you that an adverse determination would not be made by our insurer which may have a material adverse effect on our business, financial condition and results of operations.

 Any proxy contest, threat of a proxy contest or related litigation may adversely affect our financial condition and results of operations or cause our stock price to experience periods of volatility or stagnation, based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying prospects of our business.

 There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2018, other than as set forth above.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

 Not applicable.

ITEM 3.     Defaults Upon Senior Securities

 Not applicable.

ITEM 4.     Mine Safety Disclosures

 Not applicable.

ITEM 5.     Other Information

 WAM has notified us that it intends to nominate two of the Company's incumbent directors and the three Additional WAM Nominees for election as directors in opposition to the three of the nominees to be recommended by our Board and to submit a proposal for stockholder vote at our 2019 Annual Meeting.

ITEM 6.     Exhibits

The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

10.1	Option Agreement dated March 14, 2019 by and between Cadiz Inc. a Delaware corporation and LC Capital Partners, LP.(1)

10.2	Option Agreement dated March 14, 2019 by and between Cadiz Inc. a Delaware corporation and Nokomis Capital Master Fund, L.P., a Texas limited liability company(1)

10.3	Option Agreement dated March 14, 2019 by and between Cadiz Inc. a Delaware corporation and WPI-Cadiz Farm CA LLC(1)

10.4	Option Agreement dated March 14, 2019 by and between Cadiz Inc. a Delaware corporation and Elkhorn Partners Limited Partnership(1)

31.1	Certification of Scott S. Slater, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Scott S. Slater, Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________________________

(1)	Previously filed as an Exhibit to our Current Report on Form 8-K dated March 14, 2019 and filed on March 18, 2019

SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cadiz Inc.

By:	/s/ Scott S. Slater	May 9, 2019
	Scott S. Slater	Date
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Timothy J. Shaheen	May 9, 2019
	Timothy J. Shaheen	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)