Form 10-Q
period 2019-06-30
CADIZ INC
filed 2019-08-08
CIK 727273

united states
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☑   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2019

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

As of August 5, 2019, the Registrant had 26,966,770 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.

Cadiz Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Three Months
	Ended June 30,
($ in thousands, except per share data)	2019	2018

Total revenues	$111	$109

Costs and expenses:
General and administrative	3,285	2,300
Depreciation	66	64

Total costs and expenses	3,351	2,364

Operating loss	(3,240)	(2,255)

Interest expense, net	(4,303)	(3,822)
Interest income	69	48

Loss before income taxes	(7,474)	(6,029)
Income tax expense	2	3

Net loss and comprehensive loss applicable to common stock	$(7,476)	$(6,032)

Basic and diluted net loss per common share	$(0.28)	$(0.25)

Basic and diluted weighted average shares outstanding	26,479	23,883

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Six Months
	Ended June 30,
($ in thousands, except per share data)	2019	2018

Total revenues	$220	$217

Costs and expenses:
General and administrative	6,209	4,828
Depreciation	132	130

Total costs and expenses	6,341	4,958

Operating loss	(6,121)	(4,741)

Interest expense, net	(8,537)	(7,338)
Interest income	122	80
Debt conversion expense	(197)	-

Loss before income taxes	(14,733)	(11,999)
Income tax expense	3	4

Net loss and comprehensive loss applicable to common stock	$(14,736)	$(12,003)

Basic and diluted net loss per common share	$(0.57)	$(0.51)

Basic and diluted weighted average shares outstanding	25,906	23,482

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
($ in thousands, except per share data)	2019	2018

ASSETS

Current assets:
Cash and cash equivalents	$19,481	$12,558
Accounts receivable	108	38
Prepaid expenses and other current assets	572	408

Total current assets	20,161	13,004

Property, plant, equipment and water programs, net	47,356	46,619
Long-term deposit/prepaid expenses	2,000	2,000
Goodwill	3,813	3,813
Other assets	4,196	3,873

Total assets	$77,526	$69,309

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,086	$225
Accrued liabilities	1,369	2,070
Current portion of long-term debt	53	59
Warrant derivative liabilities	-	865
Other liabilities	966	923

Total current liabilities	3,474	4,142

Long-term debt, net	137,988	136,246
Long-term lease obligations, net	15,045	14,411
Deferred revenue	750	750
Other long-term liabilities	37	-

Total liabilities	157,294	155,549

Stockholders' deficit:
Common stock - $.01 par value; 70,000,000 shares
authorized at June 30, 2019 and December 31, 2018;
shares issued and outstanding - 26,942,085 at
June 30, 2019 and 24,654,911 at December 31, 2018	269	247
Additional paid-in capital	406,762	383,521
Accumulated deficit	(486,799)	(470,008)
Total stockholders' deficit	(79,768)	(86,240)

Total liabilities and stockholders' deficit	$77,526	$69,309

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months
	Ended June 30,
($ in thousands)	2019	2018

Cash flows from operating activities:
Net loss Adjustments to reconcile net loss to	$(14,736)	(12,003)
net cash used in operating activities:
Depreciation	132	130
Amortization of debt discount and issuance costs	2,031	1,986
Interest expense added to loan principal	4,978	4,771
Interest expense added to lease liability	622	543
Loss on debt conversion	27	57
Debt conversion expense	197	-
Compensation charge for stock and share option awards	245	227
Unrealized gain on warrant derivative liabilities	-	(859)
Changes in operating assets and liabilities:
Accounts receivable	(70)	(70)
Prepaid expenses and other current assets	(164)	(193)
Other assets	(243)	16
Accounts payable	668	114
Accrued liabilities	(559)	(1,138)
Net cash used in operating activities	(6,872)	(6,419)

Cash flows from investing activities:
Additions to property, plant and equipment and water programs	(818)	(927)

Net cash used in investing activities	(818)	(927)

Cash flows from financing activities:
Net proceeds from issuance of stock	14,642	14,581
Principal payments on long-term debt	(29)	(28)

Net cash provided by financing activities	14,613	14,553

Net increase in cash, cash equivalents and restricted cash	6,923	7,207

Cash, cash equivalents and restricted cash, beginning of period	12,691	13,163

Cash, cash equivalents and restricted cash, end of period	$19,614	$20,370

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Stockholders' Deficit (Unaudited)

For the six months ended June 30, 2018  ($ in thousands, except share data)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2017	22,987,434	$230	$364,806	$(443,735)	$(78,699)
Issuance of shares pursuant to bond conversion	215,852	2	1,669	-	1,671
Stock-based compensation expense	13,249	-	105	-	105
Net loss and comprehensive loss	-	-	-	(5,971)	(5,971)
Balance as of March 31, 2018	23,216,535	232	366,580	(449,706)	(82,894)

Issuance of shares pursuant to ATM offering	1,159,718	12	14,570	-	14,582
Issuance of shares pursuant to bond conversion	42,071	-	284	-	284
Stock-based compensation expense	6,972	-	122	-	122
Net loss and comprehensive loss	-	-	-	(6,032)	(6,032)
Balance as of June 30, 2018	24,425,296	$244	$381,556	$(455,738)	$(73,938)

For the six months ended June 30, 2019  ($ in thousands, except share data)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2018	24,654,911	$247	$383,521	$(470,008)	$(86,240)
Issuance of shares pursuant to bond conversion	485,020	5	3,199	-	3,204
Stock-based compensation expense	17,307	-	122	-	122
Issuance of shares pursuant to ATM offerings	782,814	7	7,884	-	7,891
Reclassification of warrant liability to additional paid-in capital(1)	-	-	2,896	(2,031)	865
Net loss and comprehensive loss	-	-	-	(7,260)	(7,260)
Balance as March 31, 2019	25,940,052	259	397,622	(479,299)	(81,418)

Issuance of shares pursuant to bond conversion	336,897	3	2,248	-	2,251
Stock-based compensation expense	9,403	-	123	-	123
Issuance of shares pursuant to ATM offerings	655,733	7	6,745	-	6,752
Impact of warrant down-round feature	-	-	24	(24)	-
Net loss and comprehensive loss	-	-	-	(7,476)	(7,476)
Balance as of June 30, 2019	26,942,085	$269	$406,762	$(486,799)	$(79,768)

(1)	A cumulative effect adjustment of $2,031 thousand was recognized as of January 1, 2019, upon adoption of ASU 2017-11.

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

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates and such differences may be material to the financial statements. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of results for the entire fiscal year ending December 31, 2019.

Liquidity

 The Condensed Consolidated Financial Statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $14.7 million for the six months ended June 30, 2019, compared to $12.0 million for the six months ended June 30, 2018.  The Company had working capital of $16.7 million at June 30, 2019, and used cash in its operations of $6.9 million for the six months ended June 30, 2019.

 Cash requirements during the six months ended June 30, 2019 primarily reflect certain administrative costs related to the Company's water project development efforts.  Currently, the Company's sole focus is the development of its land and water assets.

 In November 2018, the Company entered into an At Market Issuance Sales Agreement under which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $25 million from time to time in an "at-the-market" offering (the "November 2018 ATM Offering").  As of June 30, 2019, the Company issued 1,535,653 shares of common stock in the November 2018 ATM Offering for gross proceeds of $16.1 million and aggregate net proceeds of approximately $15.6 million.  The Company has and may continue to issue equity securities pursuant to the November 2018 ATM Offering.

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

 In May 2017, the Company entered into a new $60 million credit agreement ("Credit Agreement") with funds affiliated with Apollo Global Management, LLC ("Apollo") that replaced and refinanced its then existing $45 million senior secured mortgage debt ("Prior Senior Secured Debt") and provided $15 million of new senior debt to fund immediate construction related expenditures ("Senior Secured Debt").  The Company's Senior Secured Debt and its convertible notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company's ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on the Company's ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the Senior Secured Debt were negotiated by the parties with a view towards the Company's operating and financial condition as it existed at the time the agreements were executed.  At June 30, 2019, the Company was in compliance with its debt covenants.

 As of June 30, 2019, the Company had principal and interest payments aggregating approximately $73.9 million coming due in March 2020 related to its 7.00% Convertible Senior Notes ("Convertible Senior Notes") to the extent the noteholders, who have the right to convert at any time into the Company's common stock at a conversion rate of $6.75 per share, do not convert prior to March 2020 or the Company does not exercise the option agreements it currently has with parties holding 99% of its Convertible Senior Notes that allow the Company, at its sole option, at any time prior to December 5, 2019, to extend the maturity date of the Convertible Senior Notes to September 5, 2021.  Additionally, the Company's Senior Secured Debt of approximately $68.1 million as of June 30, 2019, could also become due as early as December 2019 as a result of the "Springing Maturity Date" provision of that agreement, if the Company has not exercised the option agreements or the Convertible Senior Notes have not been converted by that time and the Company's stock price is less than 120% of the conversion rate.  Specifically, the Springing Maturity Date is not applicable if less than $10 million of original, outstanding principal related to the Convertible Senior Notes is outstanding at that time.  Further, the Company's option to acquire an additional 124-mile extension of its' Northern Pipeline will require an $18 million payment upon completion of certain conditions precedent under the purchase agreement with El Paso Natural Gas Company ("EPNG").  If the acquisition of the 124-mile segment is not completed, then the Company's Northern Pipeline opportunities will be limited to the 96-mile segment it already owns.  The Company may meet its debt and working capital requirements through a variety of means, including extension, refinancing, equity placements, the sale or other disposition of assets, or reductions in operating costs.

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

Supplemental Cash Flow Information

 Under the terms of the Senior Secured Debt, the Company is required to pay 25% of all future quarterly interest payments in cash.  During the six months ended June 30, 2019, approximately $670 thousand in interest payments on the corporate secured debt was paid in cash.  No other payments are due on the Senior Secured Debt or the Company's convertible notes prior to their maturities.

 During the six months ended June 30, 2019, approximately $5.44 million in convertible notes were converted by certain of the Company's lenders.  As a result, 821,917 shares of common stock were issued to the lenders.  This conversion activity represents a non-cash financing activity.

 The balance of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is comprised of the following:

Cash, Cash Equivalents and Restricted Cash	June 30, 2019	December 31, 2018	June 30, 2018
(in thousands)
Cash and Cash Equivalents	$19,481	$12,558	$20,237
Restricted Cash included in Other Assets	133	133	133
Cash, Cash Equivalents and Restricted Cash in the Consolidated Statement of Cash Flows	$19,614	$12,691	$20,370

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

 In August 2018, the FASB issued an accounting standards update on a customer's accounting for implementation costs incurred in a cloud computing arrangement.  This update is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted.  The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

 In June 2016, FASB issued an accounting standards update which introduces new guidance for the accounting for credit losses on certain financial instruments.  This update is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted.  The Company is currently assessing the impact of this guidance will have on its consolidated financial statements.

Accounting Guidance Adopted

 In February 2016, the FASB issued ASU 2016-02, Leases ("Topic 842"), which supersedes the existing guidance for lease accounting ("Topic 840").  The new standard requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged.  The Company adopted the provisions of Topic 842 on January 1, 2019, using the modified retrospective approach and the option presented under ASU 2018-11 to transition only active leases as of January 1, 2019, with a cumulative effect adjustment as of that date.  All comparative periods prior to January 1, 2019, retain the financial reporting and disclosure requirements of Topic 840.

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

 The fair value of the Company's convertible debt exceeds its carrying value of approximately $69.1 million, which includes accreted interest, by approximately $48.1 million due to the value of its conversion feature.  The conversion feature's fair value increases as the Company's common stock price increases.  The fair value of the conversion feature (Level 3) is determined using the Black-Scholes model.  Significant inputs to the model were the conversion price ($6.75), the number of shares of common stock that could be acquired upon conversion as of June 30, 2019, the Company's stock price as of June 30, 2019 of $11.25 and stock volatility of 44%, which was determined using our publicly-traded stock price over the last year.

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
2019 Equity Incentive Plan
 The 2019 Equity Incentive Plan was approved by stockholders at the July 10, 2019 Annual Meeting.  The plan provides for the grant and issuance of up to 1,200,000 shares and options to the Company's employees, directors and consultants.  Upon approval of the 2019 Equity Incentive Plan, all shares of common stock that remained available for award under the 2014 Equity Incentive Plan were cancelled.

 Under the 2019 Equity Incentive Plan, each outside director receives $50,000 of cash compensation and receives a deferred stock award consisting of shares of the Company's common stock with a value equal to $25,000 on June 30 of each year.  The award accrues on a quarterly basis, with $12,500 of cash compensation and $6,250 of stock earned for each fiscal quarter in which a director serves.  The deferred stock award vests automatically on the January 31 that first follows the award date.
 All options that have been issued under the above plans have been issued to officers, employees and consultants of the Company.  In total, options to purchase 492,500 shares were unexercised and outstanding on June 30, 2019 under the equity incentive plans.

 The Company recognized no stock option related compensation costs in each of the six months ended June 30, 2019 and 2018.  Additionally, no options were exercised during the six months ended June 30, 2019.

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

 Of the total 675,000 shares reserved under the 2014 Equity Incentive Plan, 673,466 shares have been awarded to the Company directors, consultants and employees as of June 30, 2019.  Of the 673,466 shares awarded, 15,312 shares were awarded to the Company's directors for services performed during the plan year ended June 30, 2019.  These shares will vest and be issued on January 31, 2020.

 The Company recognized stock-based compensation costs of $123,000 and $122,000 for the three months ended June 30, 2019 and 2018, respectively; and $245,000 and $227,000 for the six months ended June 30, 2019 and 2018, respectively.

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

 During the second quarter of 2019, the Company sold shares of common stock under the November 2018 ATM at a per-share price less than the Warrant's initial exercise price, which triggered a down-round, reset provision and resulted in an adjusted exercise price of $14.59 as of June 30, 2019.  In addition, the Company recorded an adjustment of $24 thousand in additional paid-in capital related to the increase in the value of the effect of the down-round feature as of June 30, 2019.

NOTE 4 – INCOME TAXES

 As of June 30, 2019, the Company had net operating loss ("NOL") carryforwards of approximately $321 million for federal income tax purposes and $201 million for California state income tax purposes.  Such carryforwards expire in varying amounts through the year 2039.  For federal losses arising in tax years ending after December 31, 2017, the NOL carryforwards are allowed indefinitely.  Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

 As of June 30, 2019, the Company possessed unrecognized tax benefits totaling approximately $1.8 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.

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

NOTE 5 – NET LOSS PER COMMON SHARE

 Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding.  Options, deferred stock units, warrants and the zero coupon term loan convertible into or exercisable for certain shares of the Company's common stock were not considered in the computation of net loss per share because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 11,442,000 and 11,266,000 for the three months ended June 30, 2019 and 2018, respectively; and 11,574,000 and 11,265,000 for the six months ended June 30, 2019 and 2018, respectively.

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

 Lease balances.  Amounts recognized in the accompanying consolidated balance sheet as of June 30, 2019 are as follows (in thousands):

Activity	Balance Sheet Location	Balance
ROU assets	Other assets	$80
Short-term lease liability	Other liabilities	$43
Long-term lease liability	Other long-term liabilities	$37

 Lease cost. The Company's operating lease cost for the six months ended June 30, 2019 was $74 thousand.

 Lease commitments. The table below summarizes the Company's scheduled future minimum lease payments under operating, recorded on the balance sheet as of June 30, 2019 (in thousands):

2019	$24
2020	46
2021	15
Total lease payments	85
Less: Imputed interest	(5)
Present value of lease payments	80
Less: current maturities of lease obligations	(43)
Long-term lease obligations	$37

 Most of our lease agreements do not provide a readily determinable implicit rate nor is it available to us from our lessors. Instead, we estimate the Company's incremental borrowing rate based on information available at either the implementation date of Topic 842 or at lease commencement for leases entered into thereafter in order to discount lease payments to present value. The table below presents additional information related to our leases as of June 30, 2019:

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

	Derivatives at Fair Value as of June 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Total

Warrant derivative liabilities	$-	$-	$(1,528)	$(1,528)
Total warrant derivative liabilities	$-	$-	$(1,528)	$(1,528)

 As of January 1, 2019, the warrant derivative liability was reclassified to additional paid-in capital upon the adoption of ASU 2017-11.

 The following table presents a reconciliation of Level 3 activity for the six month period ended June 30, 2019:

Level 3 Liabilities
(in thousands)	Warrant Derivative Liabilities

Balance at December 31, 2018	$865
Reclassification of warrant liability to additional paid-in capital upon adoption of ASU 2017-11	(865)
Balance at June 30, 2019	$-

NOTE 8 – SUBSEQUENT EVENT

 On July 31, 2019, SoCal Hemp JV LLC, a Delaware limited liability company in which the Company holds a 50% beneficial interest (the "JV"), entered into a lease agreement (the "Agreement") with the Company whereby the JV will cultivate industrial hemp on up to 9,600 acres at the Company's agricultural property in eastern San Bernardino County, California ("Cadiz Ranch").  Under the terms of the Agreement, the JV will initially lease 1,280 acres at the Cadiz Ranch and will also hold options to lease up to 8,320 additional acres by 2022.  The Agreement will have an initial term of five years and the JV will have the option to extend the term for three successive periods of five years each.  In consideration for the lease arrangement, the JV will provide the Company an annual rental payment equal to $500 per acre of leased property, subject to periodic CPI adjustment.

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

 We believe that the long-term highest and best use of our land and water assets will be realized through the development of a combination of water supply, water storage and agricultural projects at our properties.

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

 By making new water and storage available in Southern California, we believe we can be part of the solution to the State's persistent water challenge.  Available water supply in Southern California is constrained every day by regulatory restrictions on each of the State's three main water sources:  the CRA, the State Water Project, which provides water supplies from Northern California to the central and southern parts of the state, and the Los Angeles Aqueduct, which delivers water from the eastern Sierra Nevada mountains to Los Angeles.  Southern California's water providers rely on imports from these systems for a majority of their water supplies, but deliveries from all three into the region are consistently below capacity, even in wet years.

1 One acre-foot is equal to approximately 326,000 gallons or the volume of water that will cover an area of one acre to a depth of one-foot.  An acre-foot is generally considered to be enough water to meet the annual water needs of one average California household.

 Further, the availability of supplies in California differs greatly from year to year due to natural hydrological variability.  Over the last decade, California struggled through a historic drought featuring record-low winter precipitation.  Then, following a series of strong storms that delivered record amounts of rain and snow during the 2016-2017 winter, state officials declared an end to the drought.  The 2017-2018 winter was abnormally dry for a majority of the State, yet the 2018-2019 winter was a wet year, with snowpack and rainfall well above average through July 2019.  The rapid swings between wet and dry years challenges California's traditional supply system and supports the need for reliable storage and local supply.

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

 In addition to our Water Project proposal, we are engaged in agricultural joint ventures at the Cadiz/Fenner Property that put some of the groundwater currently being lost to evaporation from the underlying aquifer system to immediate beneficial use.  We have farmed portions of the Cadiz/Fenner Property since the late 1980s relying on groundwater from the aquifer system for irrigation.  The site is well-suited for various permanent and seasonal crops. Presently, the property has 2,100 acres leased to third parties for cultivation of citrus, and 1,280 acres leased to the Company's joint venture, SoCal Hemp JV LLC, for the cultivation of hemp (see "Agricultural Development", below).

 Our current working capital requirements relate largely to the final development activities associated with the Water Project and those activities consistent with the Water Project related to further development of our land and agricultural assets.  While we continue to believe that the ultimate implementation of the Water Project will provide a significant source of future cash flow, we also believe there is substantial additional value in our underlying agricultural assets and cash-flow potential in our current agricultural ventures and lease arrangements.

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

 If an imported water storage component of the Project is ultimately implemented in Phase II, the following additional facilities would be required, among other things:

•	Facilities to pump water through the conveyance pipeline from the CRA to the Water Project well-field and/or through the Company's pipeline from Barstow, CA, to our Cadiz Valley property; and

•
Spreading basins, which are shallow settling ponds that will be configured to efficiently percolate water from the ground surface down to the water table using subsurface storage capacity for the storage of water.

 Phase I

 Phase I has been fully reviewed and permitted in accordance with the California Environmental Quality Act (CEQA). The Project was also separately reviewed and approved by the County of San Bernardino in accordance with its local ordinances regulating groundwater. In May 2016, all CEQA and County permits and approvals were sustained in the California Court of Appeal and are no longer subject to further litigation. As a result, the Project presently is permitted to conserve an average of 50,000 acre-feet of water for 50 years at Cadiz to meet municipal and industrial (M&I) water needs in Southern California.

 In October 2017, the US Bureau of Land Management ("BLM") provided a letter finding that the Project's proposed use of a portion of the Arizona & California Railroad Company ("ARZC") right-of-way from our Cadiz Valley property to Freda, California to construct and operate the Water Project's water conveyance pipeline and related railroad improvements is within the scope of the original right-of-way grant and not subject to additional permitting.  The buried pipeline would be constructed parallel to the railroad tracks and be used to convey water between our Cadiz Valley property and the CRA. The letter was challenged in Los Angeles Central District Federal Court in 2018 by national environmental organizations, which claimed it violated the law. In a June 2019 procedural ruling, the Court remanded the letter back to BLM, concluding that the agency needed to explain more explicitly why it withdrew and reversed specific findings previously made in 2015 on the same issue. However, the Court did not find that the conclusions of the 2017 evaluation were in error.  We expect that BLM will swiftly prepare an amended evaluation compliant with the Court's direction.

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

 Water Project supplies entering the CRA will comply with Metropolitan's published engineering, design and water quality standards and will be subject to all applicable fees and charges routinely established by Metropolitan for the conveyance of water within its service territory.  Cadiz water presently meets all state and federal water quality requirements without treatment and total dissolved solids or salts in the Cadiz water supply are substantially lower than the water in the CRA, offering a water quality benefit.  Project water also has no PFAs, a recently added constituent of concern by California water regulators, improving its attractiveness for the service area. Some naturally occurring constituents are lower than State and Federal standards but potentially higher than the water in the CRA; however, based on extensive pilot testing, they can be lowered via treatment to ambient levels or removed entirely. This year-long pilot testing of treatment options at the Project area confirmed the capability of cost-effective treatment technologies.  We believe there are multiple benefits that can be realized by MWD and its service area, such as water quality improvements, upon making space reasonably available for the Cadiz water supplies and providing the region the flexibility of relying on the Cadiz Project in both wet and dry years.

 On July 31, 2019, California Governor Gavin Newsom signed into law Senate Bill 307 ("SB 307"), which added terms to the section of the California Water Code known as the "wheeling statutes" that regulate the conveyance of water by third parties in facilities such as the CRA.  When the SB 307 provisions become effective on January 1, 2020, the wheeling statutes will now require water projects in a section of the Mojave Desert where our Cadiz Valley property is located to apply for a review by the California State Lands Commission ("SLC") prior to wheeling water in public conveyance facilities. Upon receiving an application, this review will determine whether such projects would have "unreasonable effects on the environment and water dependent ecosystems in the surrounding watersheds." The review by SLC must be conducted within 15 months of application, with an option to extend an additional 9 months upon public notice and explanation.  Any application will be accompanied by the project's extensive record of environmental sustainability as well as data and reports that can withstand critical scrutiny.

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

 (3)  Final Design and Permitting

 As a component of completing contract terms with participating agencies, wheeling arrangements with Metropolitan and review by SLC, we must also finalize design of Project facilities and acquire relevant construction permits with state and local agencies. Together with SMWD we have engaged engineering and environmental consultants to complete design plans for the 43-mile pipeline, Project wellfield, any necessary water treatment facilities, and facilities required to connect to the Metropolitan system at and near the CRA. SMWD, in coordination with the Fenner Valley Water Authority, has also conducted supplemental CEQA analysis to incorporate updated studies and project plans.  This work is ongoing and expected to proceed in coordination with the negotiation of contracts and wheeling arrangements.

 In coordination with facility design and layout, we may need to obtain additional permits and approvals from state or local entities prior to construction. This may include, but is not limited to, confirmation of existing access rights, easements and rights-of-way, for areas that may be crossed by Project facilities in the Project area subject to final pipeline configuration.

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

 In February 2016, we entered into a lease agreement with Fenner Valley Farms LLC ("FVF"), a subsidiary of Water Asset Management LLC, a related party, pursuant to which FVF leased, for a 99-year term, 2,100 acres at the Cadiz/Fenner property to be used to plant, grow and harvest agricultural crops ("FVF Lease").  As consideration for the lease, FVF paid us a one-time payment of $12,000,000 in February 2016. The acreage that was historically farmed by us and the acreage that is leased to a third party to develop lemons was included within the acreage leased to FVF.

 In June 2019, we planted 5 acres of hemp to research the potential for large-scale commercial production of hemp at our Cadiz Valley property. Following the passage of the U.S. Farm Bill in December 2018, hemp is legal to grow in all fifty states and demand for American-grown hemp is robust.  Based on the initial success of the trial, in August 2019, we entered into a joint venture ("JV") that will operate under the name SoCal Hemp JV LLC to sustainably cultivate organic, sun-grown, industrial hemp on up to 9,600 acres at our Cadiz Valley property. In compliance with all state, federal and local regulatory requirements, the JV will expand its operation to a total of 60 acres in September 2019, 1,280 acres in 2020 and up to 9,600 acres over the next three years, depending on the exercise of further lease options held by the JV.

 The JV intends to bring to market hemp and hemp-derived products at a commercial scale to meet growing business and consumer market demands. The Company has a 50% share of the JV proceeds.

 As part of the agricultural development to be conducted under the lease arrangements, the groundwater production capacity of the property's existing well-field will be enhanced through infrastructure improvements that are complementary to the Water Project.  All agricultural production is fully compatible with the Cadiz Water Project. Overlying farming demands will be coordinated with project operations and existing Court-validated permits.

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

Results of Operations

Three Months Ended June 30, 2019, Compared to Three Months Ended June 30, 2018

 We have not received significant revenues from our water resource and real estate development activity to date.  Our revenues have been limited to rental income from the FVF Lease (see "Agricultural Development", above).  As a result, we have historically incurred a net loss from operations.  We had revenues of $111 thousand for the three months ended June 30, 2019 and $109 thousand for the three months ended June 30, 2018.  We incurred a net loss of $7.5 million in the three months ended June 30, 2019, compared to a $6.0 million net loss during the three months ended June 30, 2018.  The higher 2019 loss was primarily due to higher general and administrative expenses related to our water development efforts, higher proxy costs, and higher interest expense, combined with $0.3 million in unrealized gains recorded for warrant liabilities in 2018.

 Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e., general and administrative expense) and our interest expense.  We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

 Revenues  Revenue totaled $111 thousand for the three months ended June 30, 2019 and $109 thousand for the three months ended June 30, 2018. Revenues primarily related to rental income from the FVF Lease (see "Agricultural Development", above).

 General and Administrative Expenses  General and Administrative Expenses, exclusive of stock-based compensation costs, totaled $3.2 million in the three months ended June 30, 2019, compared to $2.2 million in the three months ended June 30, 2018.

 Compensation costs for stock and option awards for the three months ended June 30, 2019, were $123 thousand, compared to $122 thousand for the three months ended June 30, 2018.

 Depreciation  Depreciation expense totaled $66 thousand during the three months ended June 30, 2019, compared to $64 thousand during the three months ended June 30, 2018.

 Interest Expense, net  Net interest expense totaled $4.3 million during the three months ended June 30, 2019 compared to $3.8 million during the same period in 2018.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	June 30,
	2019	2018

Interest on outstanding debt	$3,255	$3,116
Unrealized gains on warrants, net	-	(343)
Amortization of debt discount	1,028	1,028
Amortization of deferred loan costs	20	21

	$4,303	$3,822

 Income Taxes  Income tax expense was $2 thousand for the three months ended June 30, 2019, compare to $3 thousand for the three months ended June 30, 2018.  See Note 4 to the Condensed Consolidated Financial Statements – "Income Taxes".

Six Months Ended June 30, 2019, Compared to Six Months Ended June 30, 2018

 We had revenues of $220 thousand for the six months ended June 30, 2019 and $217 thousand for the six months ended June 30, 2018.  We incurred a net loss of $14.7 million in the six months ended June 30, 2019, compared to a $12.0 million net loss during the six months ended June 30, 2018.  The higher 2019 loss was primarily due to higher general and administrative expenses related to our water development efforts, higher proxy costs, and higher interest expense, combined with $0.9 million in unrealized gains recorded for warrant liabilities in 2018.

 Revenues  Revenue totaled $220 thousand for the six months ended June 30, 2019 and $217 thousand for the six months ended June 30, 2018. Revenues primarily related to rental income from the FVF Lease (see "Agricultural Development", above).

 General and Administrative Expenses  General and Administrative Expenses, exclusive of stock-based compensation costs, totaled $6.0 million in the six months ended June 30, 2019, compared to $4.6 million in the six months ended June 30, 2018.

 Compensation costs for stock and option awards for the six months ended June 30, 2019, were $245 thousand, compared to $227 thousand for the six months ended June 30, 2018.

 Depreciation  Depreciation expense totaled $132 thousand during the six months ended June 30, 2019, compared to $130 thousand during the six months ended June 30, 2018.

 Interest Expense, net  Net interest expense totaled $8.5 million during the six months ended June 30, 2019 compared to $7.3 million during the same period in 2018.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Six Months Ended
	June 30,
	2019	2018

Interest on outstanding debt	$6,480	$6,156
Unrealized gains on warrants, net	-	(859)
Amortization of debt discount	2,016	1,981
Amortization of deferred loan costs	41	60

	$8,537	$7,338

 Income Taxes  Income tax expense was $3 thousand for the six months ended June 30, 2019, compare to $4 thousand for the six months ended June 30, 2018.  See Note 4 to the Condensed Consolidated Financial Statements – "Income Taxes".

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

 In November 2018, the Company entered into an At Market Issuance Sales Agreement under which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $25 million from time to time in an "at-the-market" offering (the "November 2018 ATM Offering").  As of June 30, 2019, the Company issued 1,535,653 shares of common stock in the November 2018 ATM Offering for gross proceeds of $16.1 million and aggregate net proceeds of approximately $15.6 million.  The Company has and may continue to issue equity securities pursuant to the November 2018 ATM Offering.

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

 In May 2017, we entered into a new $60 million credit agreement with funds affiliated with Apollo Global Management, LLC ("Apollo") that replaced and refinanced our then existing $45 million senior secured mortgage debt and provided $15 million of new senior debt to fund immediate construction related expenditures ("Senior Secured Debt").  The Senior Secured Debt and the 7.00% Convertible Senior Notes due March 2020 ("Convertible Senior Notes") contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit our ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on our ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the Senior Secured Debt were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At June 30, 2019, we were in compliance with our debt covenants.

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

 At June 30, 2019, we had no outstanding credit facilities other than the Senior Secured Debt and the Convertible Senior Notes.

 Cash Used in Operating Activities.  Cash used in operating activities totaled $6.9 million and $6.4 million for the six months ended June 30, 2019 and 2018, respectively.  The cash was primarily used to fund general and administration expenses related to our water development efforts.

 Cash Used in Investing Activities.  Cash used in investing activities totaled $818 thousand for the six months ended June 30, 2019, and $927 thousand for the six months ended June 30, 2018.  The costs primarily consisted of engineering and design related to the development of the Water Project.

 Cash Provided by Financing Activities.  Cash provided by financing activities totaled $14.6 million for each of the six months ended June 30, 2019, and June 30, 2018.  Proceeds from financing activities for both periods reported are related to the issuance of shares under at-the-market offerings.

Outlook

 Short-Term Outlook.  We have principal and interest payments aggregating approximately $73.9 million as of June 30, 2019 coming due in March 2020 relating to our Convertible Senior Notes to the extent the noteholders, who have the right to convert at any time into our common stock at a conversion rate of $6.75 per share, do not convert prior to March 2020 or we do not exercise the option agreements we currently have with parties holding 99% of our Convertible Senior Notes that allow us, at our sole option, at any time prior to December 5, 2019, to extend the maturity date of the Convertible Senior Notes to September 5, 2021.  Our Senior Secured Debt of approximately $68.1 million as of June 30, 2019 could also become due as early as December 2019 if we have not exercised the option agreements or the Convertible Senior Notes have not been converted by that time and the Company's stock price is less than 120% of the conversion rate.  We do not currently have adequate resources on hand to meet these obligations should they come due. Additionally, to complete our acquisition of an additional 124-mile extension of our Northern Pipeline, we will require a further $18 million to fund the payment that will be due upon completion of certain conditions precedent under our purchase agreement with EPNG (see "Water Resource Development", above).  If the acquisition of the 124-mile segment is not completed, then our Northern Pipeline opportunities will be limited to the 96-mile segment we already own.  As we require additional working capital to fund operations, we expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities.  See "Long-Term Outlook" below.  No assurances can be given, however, as to the availability or terms of any new financing.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures
 The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chief Executive Officer (the "Principal Executive Officer") and Chief Financial Officer (the "Principal Financial Officer") and to its Board of Directors.  Based on their evaluation as of June 30, 2019, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.
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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

 Not applicable.

ITEM 3.     Defaults Upon Senior Securities

 Not applicable.

ITEM 4.     Mine Safety Disclosures

 Not applicable.

ITEM 5.     Other Information

 Not applicable.

ITEM 6.     Exhibits

 The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

3.1	Amendment No. 2 to the Bylaws of Cadiz Inc. effective June 11, 2019(1)

10.1	Agricultural Lease dated as of July 31, 2019 between Cadiz Real Estate LLC and SoCal Hemp JV LLC(2)

10.2	Limited Liability Company Agreement of SoCal Hemp JV LLC(2)

31.1	Certification of Scott S. Slater, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Scott S. Slater, Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________________________

(1)	Previously filed as an Exhibit to our Current Report on Form 8-K dated June 11, 2019 and filed on June 17, 2019
(2)	Previously filed as an Exhibit to our Current Report on Form 8-K dated July 31, 2019 and filed on August 6, 2019

SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cadiz Inc.

By:	/a/ Scott S. Slater	August 8, 2019
	Scott S. Slater	Date
Chief Executive Officer and President
(Principal Executive Officer)

By:	/a/ Timothy J. Shaheen	August 8, 2019
	Timothy J. Shaheen	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)