Form 10-Q
period 2019-09-30
CADIZ INC
filed 2019-11-12
CIK 727273

united states
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☑   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2019
OR
□   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from …… to …….

Commission File Number 0-12114
_________________________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No □

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer”, "smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act, (Check one):
□  Large accelerated filer     ☑ Accelerated filer     □  Non-accelerated filer
☑  Smaller Reporting Company     □  Emerging growth company

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  □

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes □     No ☑

As of November 5, 2019, the Registrant had 27,004,173 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.

Index

Cadiz Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Three Months
	Ended September 30,
($ in thousands, except per share data)	2019	2018

Total revenues	$110	$112

Costs and expenses:
General and administrative	2,998	2,536
Depreciation	68	64

Total costs and expenses	3,066	2,600

Operating loss	(2,956)	(2,488)

Interest expense, net	(4,369)	(3,829)
Interest income	67	77

Loss before income taxes	(7,258)	(6,240)
Income tax expense	1	-
Loss from equity-method investments	185	-

Net loss and comprehensive loss applicable to common stock	$(7,444)	$(6,240)

Basic and diluted net loss per common share	$(0.28)	$(0.26)

Basic and diluted weighted average shares outstanding	26,970	24,451

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Nine Months
	Ended September 30,
($ in thousands, except per share data)	2019	2018

Total revenues	$330	$329

Costs and expenses:
General and administrative	9,207	7,364
Depreciation	200	194

Total costs and expenses	9,407	7,558

Operating loss	(9,077)	(7,229)

Interest expense	(12,906)	(11,167)
Interest income	189	157
Debt conversion expense	(197)	-

Loss before income taxes	(21,991)	(18,239)
Income tax expense	4	4
Loss from equity-method investments	185	-

Net loss and comprehensive loss applicable to common stock	$(22,180)	$(18,243)

Basic and diluted net loss per common share	$(0.85)	$(0.77)

Basic and diluted weighted average shares outstanding	26,265	23,809

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
($ in thousands, except per share data)	2019	2018

ASSETS

Current assets:
Cash and cash equivalents	$15,272	$12,558
Accounts receivable	93	38
Prepaid expenses and other current assets	523	408

Total current assets	15,888	13,004

Property, plant, equipment and water programs, net	47,590	46,619
Long-term deposit/prepaid expenses	2,000	2,000
Long-term investments	71	-
Goodwill	3,813	3,813
Other assets	4,157	3,873

Total assets	$73,519	$69,309

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$666	$225
Accrued liabilities	927	2,070
Current portion of long-term debt	42	59
Warrant derivative liabilities	-	865
Other liabilities	966	923

Total current liabilities	2,601	4,142

Long-term debt, net	141,409	136,246
Long-term lease obligations, net	15,376	14,411
Deferred revenue	750	750
Other long-term liabilities	26	-

Total liabilities	160,162	155,549

Stockholders’ deficit:
Common stock - $.01 par value; 70,000,000 shares
authorized at September 30, 2019 and December 31, 2018;
shares issued and outstanding - 26,996,060 at
September 30, 2019 and 24,654,911 at December 31, 2018	270	247
Additional paid-in capital	407,330	383,521
Accumulated deficit	(494,243)	(470,008)
Total stockholders’ deficit	(86,643)	(86,240)

Total liabilities and stockholders’ deficit	$73,519	$69,309

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months
	Ended September 30,
($ in thousands)	2019	2018

Cash flows from operating activities:
Net loss Adjustments to reconcile net loss to	$(22,180)	(18,243)
net cash used in operating activities:
Depreciation	200	194
Amortization of debt discount and issuance costs	3,062	3,002
Interest expense added to loan principal	7,523	7,246
Interest expense added to lease liability	947	827
Loss on debt conversion	38	83
Debt conversion expense	197	-
Compensation charge for stock and share option awards	410	350
Unrealized gain on warrant derivative liabilities	-	(1,268)
Changes in operating assets and liabilities:
Accounts receivable	(55)	(70)
Prepaid expenses and other current assets	(115)	(124)
Other assets	(215)	45
Accounts payable	405	502
Accrued liabilities	(921)	(1,188)

Net cash used in operating activities	(10,704)	(8,644)

Cash flows from investing activities:
Additions to property, plant and equipment and water programs	(1,428)	(1,258)

Net cash used in investing activities	(1,428)	(1,258)

Cash flows from financing activities:
Net proceeds from issuance of stock	14,890	14,581
Principal payments on long-term debt	(44)	(42)

Net cash provided by financing activities	14,846	14,539

Net increase in cash, cash equivalents and restricted cash	2,714	4,637

Cash, cash equivalents and restricted cash, beginning of period	12,691	13,163

Cash, cash equivalents and restricted cash, end of period	$15,405	$17,800

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Stockholders' Deficit (Unaudited)

For the three and nine months ended September 30, 2019 ($ in thousands, except share data)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2018	24,654,911	$247	$383,521	$(470,008)	$(86,240)

Issuance of shares pursuant to bond conversion	485,020	5	3,199	-	3,204
Stock-based compensation expense	17,307	-	122	-	122
Issuance of shares pursuant to ATM offerings	782,814	7	7,884	-	7,891
Reclassification of warrant liability to additional paid-in capital (1)	-	-	2,896	(2,031)	865
Net loss and comprehensive loss	-	-	-	(7,260)	(7,260)
Balance as March 31, 2019	25,940,052	259	397,622	(479,299)	(81,418)

Issuance of shares pursuant to bond conversion	336,897	3	2,248	-	2,251
Stock-based compensation expense	9,403	-	123	-	123
Issuance of shares pursuant to ATM offerings	655,733	7	6,745	-	6,752
Impact of warrant down-round feature	-	-	24	(24)	-
Net loss and comprehensive loss	-	-	-	(7,476)	(7,476)
Balance as of June 30, 2019	26,942,085	269	406,762	(486,799)	(79,768)

Issuance of shares pursuant to bond conversion	23,164	1	156	-	157
Stock-based compensation expense	8,907	-	165	-	165
Issuance of shares pursuant to ATM offerings	21,904	-	247	-	247
Net loss and comprehensive loss	-	-	-	(7,444)	(7,444)
Balance as of September 30, 2019	26,996,060	$270	$407,330	$(494,243)	$(86,643)

(1)	A cumulative effect adjustment of $2,031 thousand was recognized as of January 1, 2019, upon adoption of ASU 2017-11.

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Stockholders' Deficit (Unaudited)

For the three and nine months ended September 30, 2018 ($ in thousands, except share data)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2017	22,987,434	$230	$364,806	$(443,735)	$(78,699)

Issuance of shares pursuant to bond conversion	215,852	2	1,669	-	1,671
Stock-based compensation expense	13,249	-	105	-	105
Net loss and comprehensive loss	-	-	-	(5,971)	(5,971)
Balance as of March 31, 2018	23,216,535	232	366,580	(449,706)	(82,894)

Issuance of shares pursuant to ATM offering	1,159,718	12	14,570	-	14,582
Issuance of shares pursuant to bond conversion	42,071	-	284	-	284
Stock-based compensation expense	6,972	-	122	-	122
Net loss and comprehensive loss	-	-	-	(6,032)	(6,032)
Balance as of June 30, 2018	24,425,296	244	381,556	(455,738)	(73,938)

Issuance of shares pursuant to bond conversion	21,557	1	145	-	146
Stock-based compensation expense	6,505	-	123	-	123
Net loss and comprehensive loss	-	-	-	(6,240)	(6,240)
Balance as of September 30, 2018	24,453,358	$245	$381,824	$(461,978)	$(79,909)

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Notes to the Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The Unaudited Condensed Consolidated Financial Statements have been prepared by Cadiz Inc., also referred to as “Cadiz” or “the Company”, without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s report on Form 10-K for the year ended December 31, 2018.

The foregoing Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and contain all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair statement of the Company’s financial position, the results of its operations and its cash flows for the periods presented and have been prepared in accordance with generally accepted accounting principles.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates and such differences may be material to the financial statements. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of future results for the entire fiscal year ending December 31, 2019.

Liquidity

The Unaudited Condensed Consolidated Financial Statements of the Company have been prepared using accounting principles applicable to a going concern basis, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $22.2 million for the nine months ended September 30, 2019, compared to $18.2 million for the nine months ended September 30, 2018.  The Company had working capital of $13.3 million at September 30, 2019 and used cash in its operations of $10.7 million for the nine months ended September 30, 2019.

Cash requirements during the nine months ended September 30, 2019 primarily reflect certain administrative costs related to the Company’s water project development efforts.  Currently, the Company’s sole focus is the development of its land and water assets.

In November 2018, the Company entered into an At Market Issuance Sales Agreement under which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $25 million from time to time in an “at-the-market” offering (the “November 2018 ATM Offering”).  As of September 30, 2019, the Company issued 1,557,557 shares of common stock in the November 2018 ATM Offering for gross proceeds of $16.4 million and aggregate net proceeds of approximately $16.0 million.  The Company has and may continue to issue equity securities pursuant to the November 2018 ATM Offering.

In May 2017, the Company entered into a new $60 million credit agreement (“Credit Agreement”) with funds affiliated with Apollo Global Management, LLC (“Apollo”) that replaced and refinanced its then existing $45 million senior secured mortgage debt (“Prior Senior Secured Debt”) and provided $15 million of new senior debt to fund immediate construction related expenditures (“Senior Secured Debt”).  The Company’s Senior Secured Debt and its convertible notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company’s ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on the Company’s ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the Senior Secured Debt were negotiated by the parties with a view towards the Company’s operating and financial condition as it existed at the time the agreements were executed.  At September 30, 2019, the Company was in compliance with its debt covenants.

As of September 30, 2019, the Company had principal and interest payments aggregating approximately $73.7 million coming due in March 2020 related to its 7.00% Convertible Senior Notes (“Convertible Senior Notes”) to the extent the noteholders, who have the right to convert at any time into the Company’s common stock at a conversion rate of $6.75 per share, do not convert prior to March 2020 or the Company does not exercise the option agreements it currently has with parties holding 99% of its Convertible Senior Notes that allow the Company, at its sole option, at any time prior to March 5, 2020 (see Note 8, “Subsequent Events”), to extend the maturity date of the Convertible Senior Notes to September 5, 2021.  Additionally, the Company’s Senior Secured Debt of approximately $69.2 million as of September 30, 2019, could also become due as early as December 2019 as a result of the “Springing Maturity Date” provision of that agreement, if the Company has not exercised the option agreements or the Convertible Senior Notes have not been converted by that time and the Company’s stock price is less than 120% of the conversion rate.  Specifically, the Springing Maturity Date is not applicable if less than $10 million of original, outstanding principal related to the Convertible Senior Notes is outstanding at that time.  Further, the Company’s option to acquire an additional 124-mile extension of its’ Northern Pipeline will require an $18 million payment upon completion of certain conditions precedent under the purchase agreement with El Paso Natural Gas Company (“EPNG”).  If the acquisition of the 124-mile segment is not completed, then the Company’s Northern Pipeline opportunities will be limited to the 96-mile segment it already owns.  The Company may meet its debt and working capital requirements through a variety of means, including extension, refinancing, equity placements, the sale or other disposition of assets, or reductions in operating costs.

Limitations on the Company’s liquidity and ability to raise capital may adversely affect it.  Sufficient liquidity is critical to meet the Company’s resource development activities.  Although the Company currently expects its sources of capital to be sufficient to meet its near-term liquidity needs, there can be no assurance that its liquidity requirements will continue to be satisfied.  If the Company cannot raise needed funds, it might be forced to make substantial reductions in its operating expenses, which could adversely affect its ability to implement its current business plan and ultimately its viability as a company.

Supplemental Cash Flow Information

Under the terms of the Senior Secured Debt, the Company is required to pay 25% of all future quarterly interest payments in cash.  During the nine months ended September 30, 2019, approximately $1.0 million in interest payments on the corporate secured debt was paid in cash.  No other payments are due on the Senior Secured Debt or the Company’s convertible notes prior to their maturities.

During the nine months ended September 30, 2019, approximately $5.6 million in convertible notes were converted by certain of the Company’s lenders.  As a result, 845,081 shares of common stock were issued to the lenders.  This conversion activity represents a non-cash financing activity.

The balance of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is comprised of the following:

Cash, Cash Equivalents and Restricted Cash	September 30, 2019	December 31, 2018	September 30, 2018
(in thousands)

Cash and Cash Equivalents	$15,272	$12,558	$17,667
Restricted Cash included in Other Assets	133	133	133
Cash, Cash Equivalents and Restricted Cash in the Consolidated Statement of Cash Flows	$15,405	$12,691	$17,800

The restricted cash amounts included in Other Assets primarily represent a deposit from a water project participant related to a cost-sharing agreement.

Recent Accounting Pronouncements

Accounting Guidance Not Yet Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which modifies the disclosure requirements for fair value measurements.  This update is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted.  The Company is currently assessing this new guidance, and expects this new standard will not have a material impact on the consolidated financial statements.

In August 2018, the FASB issued an accounting standards update on a customer’s accounting for implementation costs incurred in a cloud computing arrangement.  This update is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted.  The Company is currently assessing this new guidance, and expects this new standard will not have a material impact on the consolidated financial statements.

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

Accounting Guidance Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”), which supersedes the existing guidance for lease accounting (“Topic 840”).  The new standard requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged.  The Company adopted the provisions of Topic 842 on January 1, 2019, using the modified retrospective approach and the option presented under ASU 2018-11 to transition only active leases as of January 1, 2019, with a cumulative effect adjustment as of that date.  All comparative periods prior to January 1, 2019, retain the financial reporting and disclosure requirements of Topic 840.

The Company elected to utilize the transition package of practical expedients permitted within the new standard, which among other things, allowed the Company to carryforward the historical lease classification.  The Company made an accounting policy election that will keep leases with an initial term of 12 months or less off the Company’s Consolidated Balance Sheets which resulted in recognizing those lease payments in the Consolidated Statements of Operations and Comprehensive Loss on a straight-line basis over the lease term.  The Company did not elect the hindsight practical expedient when determining the lease terms.  The Company also implemented additional internal controls to support our adoption of the new lease accounting guidance.

The adoption of the new standard resulted in the recording of additional net right-of-use  assets and corresponding lease liabilities of approximately $151 thousand and $100 thousand, respectively, as of January 1, 2019.  The difference between the right-of-use assets and the lease liabilities was recorded to eliminate existing accrued rent balances recorded under Topic 840.  The adoption of the new standard did not impact the Company’s consolidated net earnings and had no impact on cash flows.

In June 2018, the FASB issued an accounting standards update which simplifies the accounting for share-based payments granted to nonemployees for goods and services.  This update is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years.  The Company adopted this guidance on January 1, 2019, and the new standard had no impact on the Company’s condensed consolidated financial statements.

In July 2017, the FASB issued an accounting standards update to provide new guidance for the classification analysis of certain equity-linked financial instruments, or embedded features, with down round features, as well as clarify existing disclosure requirements for equity-classified instruments. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The Company adopted this guidance on January 1, 2019.  As a result, the Company reclassified a warrant liability in the amount of $865 thousand to additional paid-in capital, as the Company’s Warrant no longer met the definition of a derivative.  In addition, during the years ended December 31, 2018 and 2017, the Company recognized annual gains of $1.5 million and $0.5 million, respectively, related to the historical remeasurement of the warrant derivative liability at fair value.  Upon adoption of this guidance as of January 1, 2019, the Company recorded $2.0 million in additional paid-in capital with a corresponding adjustment to the opening balance of accumulated deficit related to these previously recorded gains.

NOTE 2 – LONG-TERM DEBT

The carrying value of the Company’s Senior Secured Debt approximates fair value.  The fair value of the Company’s Senior Secured Debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company by its lenders for similar debt instruments of comparable maturities by its lenders.

The fair value of the Company's convertible debt exceeds its carrying value of approximately $70.7 million, which includes accreted interest, by approximately $60.7 million due to the value of its conversion feature.  The conversion feature's fair value increases as the Company's common stock price increases.  The fair value of the conversion feature (Level 3) is determined using the Black-Scholes model.  Significant inputs to the model were the conversion price ($6.75), the number of shares of common stock that could be acquired upon conversion as of September 30, 2019, the Company's stock price as of September 30, 2019 of $12.49 and stock volatility of 34%, which was determined using our publicly-traded stock price over the last year.

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
2014 Equity Incentive Plan
The 2014 Equity Incentive Plan was approved by stockholders at the June 10, 2014 Annual Meeting.  The plan provided for the grant and issuance of up to 675,000 shares and options to the Company’s employees, directors and consultants.  Upon approval of the 2014 Equity Incentive Plan, all shares of common stock that remained available for award under the 2009 Equity Incentive Plan were cancelled.
2019 Equity Incentive Plan
The 2019 Equity Incentive Plan was approved by stockholders at the July 10, 2019 Annual Meeting.  The plan provides for the grant and issuance of up to 1,200,000 shares and options to the Company’s employees, directors and consultants.  Upon approval of the 2019 Equity Incentive Plan, all shares of common stock that remained available for award under the 2014 Equity Incentive Plan were cancelled.

Under the 2019 Equity Incentive Plan, each outside director receives $50,000 of cash compensation and receives a deferred stock award consisting of shares of the Company’s common stock with a value equal to $25,000 on June 30 of each year.  The award accrues on a quarterly basis, with $12,500 of cash compensation and $6,250 of stock earned for each fiscal quarter in which a director serves.  The deferred stock award vests automatically on the January 31 that first follows the award date.

All options that have been issued under the above plans have been issued to officers, employees and consultants of the Company.  In total, options to purchase 492,500 shares were unexercised and outstanding on September 30, 2019 under the equity incentive plans.

The Company recognized no stock option related compensation costs in each of the nine months ended September 30, 2019 and 2018.  Additionally, no options were exercised during the nine months ended September 30, 2019.

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

Of the total 675,000 shares reserved under the 2014 Equity Incentive Plan, 674,987 shares have been awarded to the Company directors, consultants and employees as of September 30, 2019.  Of the 674,987 shares awarded, 15,312 shares were awarded to the Company’s directors for services performed during the plan year ended June 30, 2019.  These shares will vest and be issued on January 31, 2020.  Upon approval of the 2019 Equity Incentive Plan in July 2019, 13 shares remaining available for award under the 2014 Equity Incentive Plan were cancelled.

Of the total 1,200,000 shares reserved under the 2019 Equity Incentive Plan, 7,386 shares have been awarded to the Company directors and consultants as of September 30, 2019.

The Company recognized stock-based compensation costs of $165,000 and $123,000 for the three months ended September 30, 2019 and 2018, respectively; and $410,000 and $350,000 for the nine months ended September 30, 2019 and 2018, respectively.

Warrants

In conjunction with the closing of the Senior Secured Debt in May 2017, the Company issued to its lender a warrant to purchase an aggregate 362,500 shares of its common stock (“Warrant”).  The warrant has a five-year term and had an initial exercise price of $14.94 per share, subject to adjustment.

The Company recorded a debt discount at the time of the closing of the Senior Secured Debt in the amount of $2.9 million which was the fair value of the Warrant at the time it was issued.  The debt discount is being amortized through December 2019.

On January 1, 2019, the Company adopted ASU 2017-11.  As a result, the Company reclassified a warrant liability in the amount of $865 thousand to additional paid-in capital, as the Company’s Warrant no longer met the definition of a derivative.  In addition, during the years ended December 31, 2018 and 2017, the Company recognized annual gains of $1.5 million and $0.5 million, respectively, related to the historical remeasurement of the warrant derivative liability at fair value.  Upon adoption of this guidance as of January 1, 2019, the Company recorded $2.0 million in additional paid-in capital with a corresponding adjustment to the opening balance of accumulated deficit related to these previously recorded gains.

During the third quarter of 2019, the Company sold shares of common stock under the November 2018 ATM at a per-share price less than the Warrant’s initial exercise price, which triggered a down-round, reset provision and resulted in an adjusted exercise price of $14.59 as of September 30, 2019.  In addition, the Company recorded an adjustment of $24 thousand in additional paid-in capital related to the increase in the value of the effect of the down-round feature as of September 30, 2019.

NOTE 4 – INCOME TAXES

As of September 30, 2019, the Company had net operating loss (“NOL”) carryforwards of approximately $327 million for federal income tax purposes and $207 million for California state income tax purposes.  Such carryforwards expire in varying amounts through the year 2039.  For federal losses arising in tax years ending after December 31, 2017, the NOL carryforwards are allowed indefinitely.  Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

As of September 30, 2019, the Company possessed unrecognized tax benefits totaling approximately $1.8 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.

The Company's tax years 2016 through 2018 remain subject to examination by the Internal Revenue Service, and tax years 2015 through 2018 remain subject to examination by California tax jurisdictions.  In addition, the Company's loss carryforward amounts are generally subject to examination and adjustment for a period of three years for federal tax purposes and four years for California purposes, beginning when such carryovers are utilized to reduce taxes in a future tax year.

Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against these assets.  Accordingly, no deferred tax asset has been reflected in the accompanying condensed consolidated balance sheet.

NOTE 5 – NET LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding.  Options, deferred stock units, warrants and the zero-coupon term loan convertible into or exercisable for certain shares of the Company’s common stock were not considered in the computation of net loss per share because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 11,288,000 and 11,446,000 for the three months ended September 30, 2019 and 2018, respectively; and 11,469,000 and 11,324,000 for the nine months ended September 30, 2019 and 2018, respectively.

NOTE 6 – LEASES

The Company has operating leases for corporate offices, vehicles and office equipment. The Company’s leases have remaining lease terms of one year to two years, some of which include options to extend or terminate the lease. However, the Company is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not considered in the lease term or the right-of-use asset and lease liability balances. The Company's current lease arrangements expire in 2021.  The Company does not have any finance leases.

The Company’s lease population does not include any residual value guarantees, and therefore none were considered in the calculation of the lease balances. The Company has leases with variable payments, most commonly in the form of common area maintenance charges which are based on actual costs incurred. These variable payments were excluded from the right-of-use asset and lease liability balances since they are not fixed or in-substance fixed payments.

The Company elected to utilize the transition package of practical expedients permitted within the new standard, including the practical expedient not to reassess existing land easements, which among other things, allows the Company to carryforward the historical lease classification. The Company has lease agreements with lease and non-lease components and has elected the practical expedient to account for lease and non-lease components as a single lease component for real-estate class of leases only. For leases with terms greater than 12 months, the Company records the related asset and lease liability at the present value of lease payments over the lease term. Leases with an initial term of 12 months or less with purchase options or extension options that are not reasonably certain to be exercised are not recorded on the Consolidated Balance Sheets; the Company recognizes lease expense for these leases on a straight-line basis over the term of the lease.

Lease balances.  Amounts recognized in the accompanying consolidated balance sheet as of September 30, 2019 are as follows (in thousands):

Activity	Balance Sheet Location	Balance
ROU assets	Other assets	$69
Short-term lease liability	Other liabilities	$43
Long-term lease liability	Other long-term liabilities	$26

Lease cost. The Company’s operating lease cost for the nine months ended September 30, 2019 was $86 thousand.

Lease commitments. The table below summarizes the Company’s scheduled future minimum lease payments under operating, recorded on the balance sheet as of September 30, 2019 (in thousands):

2019	$12
2020	46
2021	15
Total lease payments	73
Less: Imputed interest	(4)
Present value of lease payments	69
Less: current maturities of lease obligations	(43)
Long-term lease obligations	$26

Most of our lease agreements do not provide a readily determinable implicit rate nor is it available to us from our lessors. Instead, we estimate the Company’s incremental borrowing rate based on information available at either the implementation date of Topic 842 or at lease commencement for leases entered into thereafter in order to discount lease payments to present value. The table below presents additional information related to our leases as of September 30, 2019:

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

On July 31, 2019, SoCal Hemp JV LLC (the “JV”) was created by Cadiz Real Estate LLC (a fully owned subsidiary of Cadiz Inc.) and SoCal Hemp Co, LLC (a fully owned subsidiary of Glass House Farms, a division of California Cannabis Enterprises, Inc., which is an unrelated company to Cadiz Inc.) when the two parties entered into a Limited Liability Company Agreement (“LLC Agreement”).  The JV is 50% owned by Cadiz Real Estate LLC and 50% owned by SoCal Hemp Co., LLC.  Pursuant to the LLC Agreement, the JV profits and losses are allocated to the members based on their ownership share.  The Company accounts for its investment in the JV using the equity method of accounting.

On July 31, 2019, the JV entered into a lease agreement (the “Lease Agreement”) with the Company whereby the JV will cultivate industrial hemp on up to 9,600 acres at the Company’s agricultural property in eastern San Bernardino County, California (“Cadiz Ranch”).  Under the terms of the Agreement, the JV initially leased 1,280 acres at the Cadiz Ranch and holds options to lease up to 8,320 additional acres by 2022.  The Agreement has an initial term of five years and the JV has the option to extend the term for three successive periods of five years each.  In consideration for the lease arrangement, the JV will provide the Company an annual rental payment equal to $500 per acre of leased property, subject to periodic CPI adjustment.

NOTE 7 – FAIR VALUE MEASUREMENTS

The following table presents information about warrant derivative liabilities and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	Derivatives at Fair Value as of September 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Total

Warrant derivative liabilities	$-	$-	$(1,119)	$(1,119)
Total warrant derivative liabilities	$-	$-	$(1,119)	$(1,119)

As of January 1, 2019, the warrant derivative liability was reclassified to additional paid-in capital upon the adoption of ASU 2017-11.

The following table presents a reconciliation of Level 3 activity for the nine-month period ended September 30, 2019:

Level 3 Liabilities
(in thousands)	Warrant Derivative Liabilities

Balance at December 31, 2018	$865
Reclassification of warrant liability to additional paid-in capital upon adoption of ASU 2017-11	(865)
Balance at September 30, 2019	$-

NOTE 8 – SUBSEQUENT EVENTS

On November 8, 2019, the Company’s option agreements with parties holding 99% of its Convertible Senior Notes that allowed the Company, at its sole option, at any time prior to December 5, 2019 (“Exercise Notice Date”), to extend the maturity date of the Convertible Senior Notes to September 5, 2021, were amended to replace the Exercise Notice Date from December 5, 2019 to March 5, 2020.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the following discussion contains trend analysis and other forward-looking statements.  Forward-looking statements can be identified by the use of words such as "intends", "anticipates", "believes", "estimates", "projects", "forecasts", "expects", "plans" and "proposes".  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements.  These include, among others, our ability to maximize value from our land and water resources; and our ability to obtain new financings as needed to meet our ongoing working capital needs.  See additional discussion under the heading "Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Overview

We are a land and water resource development company that owns and manages over 45,000 acres of land underlain by high-quality, naturally recharging groundwater resources in three areas of Southern California’s Mojave Desert.  These properties are located in eastern San Bernardino County and are situated in proximity to the Colorado River and the Colorado River Aqueduct (“CRA”), as well as rail and highway infrastructure.  These properties are suitable for various uses, including large-scale agricultural development, groundwater storage, water supply projects, and land stewardship programs.

We believe that the long-term highest and best use of our land and water assets will be realized through the development of a combination of water supply, water storage and agricultural projects at our properties as part of an holistic land management strategy. Our main objective is to realize the highest and best use of these land and water resources in an environmentally responsible way.

Upon our founding, we began an agricultural development on a portion of our primary property in Cadiz, California, which is a 34,500-acre property at the base of the Fenner Valley watershed in eastern San Bernardino County (the “Cadiz/Fenner Property”).  We have farmed portions of the Cadiz/Fenner Property since the late 1980s relying on groundwater from the aquifer system beneath the property for irrigation.  The site is well-suited for various permanent and seasonal crops, and has successfully grown citrus, table grapes, raisins and seasonal vegetables including melons, squash and asparagus. Today, we are engaged in agricultural joint ventures at the Cadiz/Fenner Property.  Presently, the property has 2,100 acres leased to third parties for cultivation of citrus and 1,280 acres leased to the Company’s joint venture, SoCal Hemp JV LLC, for the cultivation of hemp (see “Agricultural Development”, below).

In addition to our agricultural ventures, we are presently developing the Cadiz Valley Water Conservation, Recovery and Storage Project (“Water Project” or “Project”), which will capture and conserve millions of acre-feet of native groundwater currently being lost to evaporation from the aquifer system beneath our Cadiz/Fenner Property, and make 50,000 acre-feet per year, enough water for 400,000 people, available to water providers throughout Southern California (see “Water Resource Development”).  A second phase of the Water Project would offer storage for up to one million acre-feet of imported water in the aquifer system.  We believe that the ultimate implementation of this Water Project will provide a significant source of future cash flow.

By making new water and storage available in Southern California, we believe we can be part of the solution to the State’s persistent water challenge.  Available water supply in Southern California is constrained every year by regulatory restrictions on each of the State’s three main water sources:  the CRA, the State Water Project, which provides water supplies from Northern California to the central and southern parts of the state, and the Los Angeles Aqueduct, which delivers water from the eastern Sierra Nevada mountains to Los Angeles.  Southern California’s water providers rely on imports from these systems for a majority of their water supplies, but deliveries from all three into the region are consistently below capacity, even in wet years.

Further, the availability of supplies in California differs greatly from year to year due to natural hydrological variability.  Over the last decade, California experienced an historic drought featuring record-low winter precipitation, followed by record wet years.  The 2017-2018 winter was abnormally dry for a majority of the State, yet the 2018-2019 winter was a wet year, with snowpack and rainfall well above average through the summer of 2019.  The rapid swings between wet and dry years challenges California’s traditional supply system and supports the need for reliable storage and local supply.

Given the variety of challenges and limitations faced by the State’s existing infrastructure, Southern California water providers are presently pursuing investments in storage, supply and infrastructure to meet long-term demand.  The Cadiz Water Project is a local supply option in Southern California that could help address the region's water supply challenges by providing new reliable supply and local groundwater storage opportunities (see "Water Resource Development" below) in both dry and wet years. Following a multi-year California Environmental Quality Act (“CEQA”) review and permitting process, the Water Project received permits that allow the capture and conservation of 2.5 million acre-feet of groundwater over 50 years in accordance with the terms of a groundwater management plan approved by San Bernardino County, the public agency responsible for groundwater use at the project area.

Our current working capital requirements relate largely to the final development activities associated with the Water Project and those activities consistent with the Water Project related to further development of our land and agricultural assets.  While we continue to believe that the ultimate implementation of the Water Project will provide a significant source of future cash flow, we also believe there is substantial value in our underlying agricultural assets and cash-flow potential in our current agricultural ventures and lease arrangements.

We also continue to explore additional uses of our land and water resource assets, including the marketing of our approved desert tortoise land conservation bank, which is located on our properties outside the Water Project area, and other long-term legacy uses of our properties, such as land stewardship and conservation programs.

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

If an imported water storage component of the Project is ultimately implemented in Phase II, the following additional facilities would be required, among other things:

•	Facilities to pump water through the conveyance pipeline from the CRA to the Water Project well-field and/or through the Company’s pipeline from Barstow, CA, to our Cadiz Valley property; and

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

In October 2017, the US Bureau of Land Management (“BLM”) provided a letter finding that the Project’s proposed use of a portion of the Arizona & California Railroad Company (“ARZC”) right-of-way from our Cadiz Valley property to Freda, California to construct and operate the Water Project’s water conveyance pipeline and related railroad improvements is within the scope of the original right-of-way grant and not subject to additional permitting.  The buried pipeline would be constructed parallel to the railroad tracks and be used to convey water between our Cadiz Valley property and the CRA. The letter was challenged in Los Angeles Central District Federal Court in 2018 by national environmental organizations, which claimed it violated the law. In a June 2019 procedural ruling, the Court remanded the letter back to BLM, concluding that the agency needed to explain more explicitly why it withdrew and reversed specific findings previously made in 2015 on the same issue. However, the Court did not find that the conclusions of the 2017 evaluation were in error.  We expect that BLM will submit to the Court an amended evaluation compliant with the Court’s direction.

Construction of Water Project facilities that would allow for the delivery of up to 75,000 acre-feet in any one year is expected to cost approximately $310 million and will require capital financing that we expect will be secured by definitive Purchase and Sale Agreements with Project participants and the new facility assets.

In addition to finalizing construction financing terms, prior to construction, the Water Project must (1) finalize contracts with Project participating agencies, (2) secure transportation arrangements to deliver water into each participant’s service area, and (3) complete final design, engineering and construction permitting.  Below is a discussion of present activities to advance these objectives.

(1)  Contracts with Public Water Agencies or Private Water Utilities

The Company has executed Letters of Intent (“LOIs”), option agreements and purchase agreements, or contracts (collectively, “Agreements”) with public water agencies and private water utilities in California during the Project’s development.  These participating agencies serve more than one million customers in cities throughout California’s San Bernardino, Riverside, Los Angeles, Orange, Imperial and Ventura Counties.  Twenty percent of Water Project supplies have been reserved for San Bernardino County-based agencies.

Santa Margarita Water District (“SMWD”), Orange County’s second largest water provider, was the first participant to convert its option agreement and adopt resolutions approving a Water Purchase and Sale Agreement for 5,000 acre-feet of water.  The structure of the SMWD purchase agreement calls for an annually adjusted water supply payment, plus a pro rata portion of the capital recovery charge and operating and maintenance costs.  The capital recovery charge is calculated by amortizing the total capital investment by the Company over a 30-year term.
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
Presently, total reservations of supplies from the Water Project via these Agreements are in excess of Water Project capacity.  Prior to construction of the Water Project, we expect to convert existing option agreements and LOIs to purchase agreements.  We will work collaboratively with the participating water agencies to allow for inclusive participation across Southern California.

(2)  Conveyance Arrangements

Prior to construction of the Water Project, and in coordination with final participation contracts described in (1) above, an agreement and terms for moving water supplies in the CRA must be negotiated with Metropolitan Water District of Southern California (“Metropolitan”), which owns and controls the CRA.

Water supplies conserved by the Project would enter the CRA at the termination of the project’s conveyance pipeline near Rice, CA. The CEQA process considered a variety of options to enter the CRA and assumed final entry into the CRA would be determined by MWD in consultation with the Project’s participating agencies. Once arrangements are reached, the Metropolitan Board would take action as a responsible agency under CEQA regarding the terms and conditions of the Water Project’s use of the CRA to transport water to its participating agencies.

There is no application yet before Metropolitan related to entry and transportation of Project supplies, but we expect such a formal application will be filed by SMWD, the Project’s lead agency, when the Project’s contractual arrangements with participants are finalized.  Any agreement as to the terms and conditions of the Water Project's use of the CRA will be negotiated between and entered into by Metropolitan and the Project participating agencies, not the Company.

Water Project supplies entering the CRA will comply with Metropolitan’s published engineering, design and water quality standards and will be subject to all applicable fees and charges routinely established by Metropolitan for the conveyance of water within its service territory.  Cadiz water presently meets all state and federal water quality requirements without treatment and total dissolved solids or salts in the Cadiz water supply are substantially lower than the water in the CRA, offering a water quality benefit.  Project water also has no PFAs, a recently added constituent of concern by California water regulators, improving its attractiveness for the service area. Some naturally occurring constituents are lower than State and Federal standards but potentially higher than the water in the CRA; however, based on extensive pilot testing, they can be lowered via treatment to ambient levels or removed entirely. This year-long pilot testing of treatment options at the Project area confirmed the capability of cost-effective treatment technologies.  We believe there are multiple benefits that can be realized by MWD and water users throughout its service area, such as water quality improvements, upon making space reasonably available for the Cadiz water supplies and providing the region the flexibility of relying on the Cadiz Project in both wet and dry years.

On July 31, 2019, California Governor Gavin Newsom signed into law Senate Bill 307 (“SB 307”), which added terms to the section of the California Water Code known as the “wheeling statutes” that regulate the conveyance of water by third parties in facilities such as the CRA.  Effective January 1, 2020, the wheeling statutes will require water projects in a section of the Mojave Desert where our Cadiz Valley property is located to apply for a review by the California State Lands Commission (“SLC”) prior to transporting water in public conveyance facilities. Upon receiving an application, this review will determine whether such projects would have “unreasonable effects on the environment and water dependent ecosystems in the surrounding watersheds.” The review by SLC must be conducted within 15 months of any filed application, with an option to extend an additional 9 months upon public notice and explanation.  Any application will be accompanied by the project’s extensive record of environmental sustainability as well as data and reports that can withstand critical scrutiny.

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

Initial feasibility studies indicated that, upon conversion, the 30-inch pipeline could transport between 18,000 and 30,000 acre-feet of water per year between the Water Project area and the Central and Northern California water transportation networks. As a result, this pipeline could diversify delivery opportunities for the Water Project and the Company’s broader water resource development efforts.

If this pipeline were to become operational, then the Water Project would link the Colorado River Aqueduct and State Water Project systems - two of Southern California’s main water delivery systems - providing flexible opportunities for both supply and storage.  The Northern Pipeline could deliver Phase I supplies, either directly or via exchange, to existing and potential customers of Phase I of the Project.  Any use of the pipeline would be conducted in conformity with the Water Project’s groundwater management plan and is subject to further CEQA evaluation and potentially federal environmental permitting.

In December 2018, the Company entered into an amendment (the "Amendment") to its option agreement ("Option Agreement") with El Paso Natural Gas Company (“EPNG”) to purchase the 124-mile segment of the pipeline. The Option Agreement, as amended, allows the Company to purchase the 124-mile pipeline segment with an initial payment of $2 million and a subsequent payment of $18 million ("Deferred Payment").  Following entry into the Amendment, the Company exercised the option and entered into a purchase agreement for the 124-mile pipeline, providing to EPNG the initial consideration of $2 million.

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

(3)  Final Design and Permitting

As a component of completing contract terms with participating agencies, wheeling arrangements with Metropolitan and review by SLC, we must also finalize design of Project facilities and acquire relevant construction permits with state and local agencies. Together with SMWD we have engaged engineering and environmental consultants to complete design plans for the water conveyance pipeline, Project wellfield, any necessary water treatment facilities, and facilities required to connect to the Metropolitan system at and near the CRA. This work is ongoing and expected to proceed in coordination with the negotiation of contracts and wheeling arrangements.

In coordination with facility design and layout, we may need to obtain additional permits and approvals from state or local entities prior to construction. This may include, but is not limited to, confirmation of existing access rights, easements and rights-of-way, for areas that may be crossed by Project facilities in the Project area subject to final pipeline configuration.

Phase II

In a second phase of the Water Project, we expect to make available up to one million acre-feet of capacity in the aquifer system at the Project area for storage of imported surplus water until needed in dry years.  Under the Imported Water Storage Component, or Phase II, water from the Colorado River or the State Water Project, via some or all of an existing 220-mile pipeline that extends from Wheeler Ridge, California southeast to Barstow and there onwards to our Cadiz/Fenner property (see “Northern Pipeline”, above), could be conveyed to spreading basins that would be constructed on our private property to percolate into the aquifer system and held in storage. When needed, previously stored water would be returned to Phase II participating agencies via the Project’s 43-mile conveyance pipeline to the CRA, described above, or the Northern Pipeline.

Phase II has already been the subject of programmatic environmental review in accordance with CEQA, but still requires project-level environmental review and permitting once participating agencies are identified. Phase II may also require federal permits subject to the National Environmental Policy Act, or NEPA.

Agricultural Development

Our Cadiz/Fenner Property, consisting of approximately 34,500 acres of desert land, is zoned for agricultural development.  In 1993, we secured conditional use permits to develop agricultural facilities on up to 9,600 acres of the property and withdraw groundwater from the underlying aquifer system for irrigation.  We have since maintained various levels of crops on the Property as we developed the Water Project.  In 2013, we entered into a lease agreement with a third party to develop up to 1,480 acres of lemons at the site, 640 acres of which have been planted to date.

In February 2016, we entered into a lease agreement with Fenner Valley Farms LLC (“FVF”), a subsidiary of Water Asset Management LLC, a related party, pursuant to which FVF leased, for a 99-year term, 2,100 acres at the Cadiz/Fenner property to be used to plant, grow and harvest agricultural crops (“FVF Lease”).  As consideration for the lease, FVF paid us a one-time payment of $12,000,000 in February 2016.  Acreage that has been historically farmed and includes infrastructure for farming and the acreage that is leased to a third party to develop lemons was included within the acreage leased to FVF.

In June 2019, we planted a 5-acre hemp trial to begin to research the potential for large-scale commercial production of hemp at our Cadiz Valley property. Following the passage of the U.S. Farm Bill in December 2018, hemp is legal to grow in all fifty states and demand for American-grown hemp is robust.  Based on the initial success of the trial, in July 2019, we entered into a joint venture (“JV”) that will operate under the name SoCal Hemp JV LLC to sustainably cultivate organic, sun-grown, industrial hemp on up to 9,600 acres at our Cadiz Valley property.  In October 2019, we planted an additional 92,000 hemp transplants which we expect to harvest in December 2019.  In compliance with all state, federal and local regulatory requirements, the JV will expand its operation to a total of 1,280 acres in 2020 and up to 9,600 acres over the next three years, depending on the exercise of further lease options held by the JV.

The JV intends to harvest and process the whole of the hemp plant to bring to market a variety of hemp-derived products at a commercial scale, including but not limited to Cannabidiol (“CBD”), to meet growing business and consumer market demands. The Company has a 50% share of the JV proceeds.

As part of the agricultural development to be conducted under the lease arrangements, the groundwater production capacity of the property’s existing well-field will be enhanced through infrastructure improvements that are complementary to the Water Project.  All agricultural production is fully compatible with the Cadiz Water Project. Overlying farming demands will be coordinated with project operations and existing Court-validated permits.

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

Land Conservation Bank

Approximately 7,500 acres of our properties outside of the Cadiz/Fenner Valley area in the Piute Valley are located within terrain designated by the federal government as Critical Desert Tortoise Habitat and/or Desert Wilderness Areas and have limited development opportunities.  In February 2015, the California Department of Fish and Wildlife approved our establishment of the Fenner Valley Desert Tortoise Conservation Bank (“Fenner Bank”), a land conservation bank that makes available these properties for mitigation of impacts to tortoise and other sensitive species that would be caused by development across the Southern California desert.  Under its enabling documents, the Fenner Bank offers credits that can be acquired by entities that must mitigate or offset impacts linked to planned development.  For example, this bank can service the mitigation requirements of renewable energy, military, residential and commercial development projects being considered throughout the desert. Credits sold by the Fenner Bank will fund our permanent preservation of the land as well as research by outside entities, including San Diego Zoo Global, into desert tortoise health and species protection.

Northern Pipeline

The Northern Pipeline, described above, also represents new opportunities for the Company independent of the Water Project to offer water transportation to locations along the 220-mile pipeline route that are not presently interconnected by existing water infrastructure.  The existing pipeline crosses California's major water infrastructure as well as urban and agricultural centers and can be re-purposed to transport water, independent of the Water Project, between users who presently lack direct interconnections along the pipeline route. We are presently engaged in discussions with parties that may be interested in such transportation.  The ability to serve points along the 124-mile portion of the pipeline from Barstow to Wheeler Ridge is dependent upon completion of certain conditions precedent under our purchase agreement with EPNG, described above.  If the acquisition of the 124-mile segment is not completed, then our Northern Pipeline opportunities will be limited to the 96-mile segment that we own.

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

Results of Operations

Three Months Ended September 30, 2019, Compared to Three Months Ended September 30, 2018

We have not received significant revenues from our water resource and real estate development activity to date.  Our revenues have been limited to rental income from the FVF Lease (see “Agricultural Development”, above).  As a result, we have historically incurred a net loss from operations.  We had revenues of $110 thousand for the three months ended September 30, 2019 and $112 thousand for the three months ended September 30, 2018.  We incurred a net loss of $7.4 million in the three months ended September 30, 2019, compared to a $6.2 million net loss during the three months ended September 30, 2018.  The higher 2019 loss was primarily due to higher general and administrative expenses related to our water development efforts, higher proxy costs, higher interest expense and a recorded loss on investment related to a new joint venture (see “Agricultural Development”, above), combined with $0.4 million in unrealized gains recorded for warrant liabilities in 2018.

Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e., general and administrative expense) and our interest expense.  We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

Revenues  Revenue totaled $110 thousand for the three months ended September 30, 2019 and $112 thousand for the three months ended September 30, 2018. Revenues primarily related to rental income from the FVF Lease (see “Agricultural Development”, above).

General and Administrative Expenses  General and Administrative Expenses, exclusive of stock-based compensation costs, totaled $2.8 million in the three months ended September 30, 2019, compared to $2.4 million in the three months ended September 30, 2018.

Compensation costs for stock and option awards for the three months ended September 30, 2019, were $165 thousand, compared to $123 thousand for the three months ended September 30, 2018.

Depreciation  Depreciation expense totaled $68 thousand during the three months ended September 30, 2019, compared to $64 thousand during the three months ended September 30, 2018.

Interest Expense, net  Net interest expense totaled $4.4 million during the three months ended September 30, 2019 compared to $3.8 million during the same period in 2018.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	September 30,
	2019	2018

Interest on outstanding debt	$3,326	$3,195
Unrealized gains on warrants, net	-	(409)
Amortization of debt discount	1,023	1,021
Amortization of deferred loan costs	20	22

	$4,369	$3,829

Income Taxes  Income tax expense was $1 thousand for the three months ended September 30, 2019, compare to zero for the three months ended September 30, 2018.  See Note 4 to the Condensed Consolidated Financial Statements – “Income Taxes”.

Nine Months Ended September 30, 2019, Compared to Nine Months Ended September 30, 2018

We had revenues of $330 thousand for the nine months ended September 30, 2019 and $329 thousand for the nine months ended September 30, 2018.  We incurred a net loss of $22.2 million in the nine months ended September 30, 2019, compared to a $18.2 million net loss during the nine months ended September 30, 2018.  The higher 2019 loss was primarily due to higher general and administrative expenses related to our water development efforts, higher proxy costs, higher interest expense, and a recorded loss on investment related to a new joint venture (see “Agricultural Development”, above), combined with $1.3 million in unrealized gains recorded for warrant liabilities in 2018.

Revenues  Revenue totaled $330 thousand for the nine months ended September 30, 2019 and $329 thousand for the nine months ended September 30, 2018. Revenues primarily related to rental income from the FVF Lease (see “Agricultural Development”, above).

General and Administrative Expenses  General and Administrative Expenses, exclusive of stock-based compensation costs, totaled $8.8 million in the nine months ended September 30, 2019, compared to $7.0 million in the nine months ended September 30, 2018.

Compensation costs for stock and option awards for the nine months ended September 30, 2019, were $410 thousand, compared to $350 thousand for the nine months ended September 30, 2018.

Depreciation  Depreciation expense totaled $200 thousand during the nine months ended September 30, 2019, compared to $194 thousand during the nine months ended September 30, 2018.

Interest Expense, net  Net interest expense totaled $12.9 million during the nine months ended September 30, 2019 compared to $11.2 million during the same period in 2018.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Nine Months Ended
	September 30,
	2019	2018

Interest on outstanding debt	$9,806	$9,351
Unrealized gains on warrants, net	-	(1,268)
Amortization of debt discount	3,039	3,002
Amortization of deferred loan costs	61	82

	$12,906	$11,167

Income Taxes  Income tax expense was $4 thousand for each of the nine months ended September 30, 2019 and 2018.  See Note 4 to the Condensed Consolidated Financial Statements – “Income Taxes”.

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

In November 2018, the Company entered into an At Market Issuance Sales Agreement under which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $25 million from time to time in an “at-the-market” offering (the “November 2018 ATM Offering”).  As of September 30, 2019, the Company issued 1,557,557 shares of common stock in the November 2018 ATM Offering for gross proceeds of $16.4 million and aggregate net proceeds of approximately $16.0 million.  The Company has and may continue to issue equity securities pursuant to the November 2018 ATM Offering.

In May 2017, we entered into a new $60 million credit agreement with funds affiliated with Apollo Global Management, LLC (“Apollo”) that replaced and refinanced our then existing $45 million senior secured mortgage debt and provided $15 million of new senior debt to fund immediate construction related expenditures (“Senior Secured Debt”).  The Senior Secured Debt and the 7.00% Convertible Senior Notes due March 2020 (“Convertible Senior Notes”) contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit our ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on our ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the Senior Secured Debt were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At September 30, 2019, we were in compliance with our debt covenants.

Limitations on our liquidity and ability to raise capital may adversely affect us.  Sufficient liquidity is critical to meet our resource development activities.  As discussed further in “Outlook” below, we do not have adequate resources on hand to meet the obligations related to the (1) Senior Secured Debt which could come due as early as December 2019 or (2) the Convertible Senior Notes coming due in March 2020 to the extent these notes are not converted.  However, we have entered into option agreements with parties holding 99% of the Convertible Senior Notes that allow us, at our sole option, at any time prior to March 5, 2020 (see Note 18 to the Consolidated Financial Statements, “Subsequent Events”), to extend the maturity date of the Convertible Senior Notes to September 5, 2021.  Additionally, the completion of the acquisition of the 124-mile extension of our Northern Pipeline will require an $18 million payment within thirty days of satisfaction of certain conditions precedent under our purchase agreement with EPNG.  We do not currently have the cash resources on hand to make this payment in full.  To the extent additional capital is required, we may increase liquidity through a variety of means, including equity or debt placements, through the lease, sale or other disposition of assets or reductions in operating costs.  If additional capital is required, no assurances can be given as to the availability and terms of any new financing.

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

 At September 30, 2019, we had no outstanding credit facilities other than the Senior Secured Debt and the Convertible Senior Notes.

Cash Used in Operating Activities.  Cash used in operating activities totaled $10.7 million and $8.6 million for the nine months ended September 30, 2019 and 2018, respectively.  The cash was primarily used to fund general and administration expenses related to our water development efforts.

Cash Used in Investing Activities.  Cash used in investing activities totaled $1.4 million for the nine months ended September 30, 2019, and $1.3 million for the nine months ended September 30, 2018.  The costs primarily consisted of engineering and design related to the development of the Water Project.

Cash Provided by Financing Activities.  Cash provided by financing activities totaled $14.8 million for the nine months ended September 30, 2019 and $14.5 million for the nine months ended September 30, 2018.  Proceeds from financing activities for both periods reported are related to the issuance of shares under at-the-market offerings.

Outlook

Short-Term Outlook.  We have principal and interest payments aggregating approximately $73.7 million as of September 30, 2019 coming due in March 2020 relating to our Convertible Senior Notes to the extent the noteholders, who have the right to convert at any time into our common stock at a conversion rate of $6.75 per share, do not convert prior to March 2020 or we do not exercise the option agreements we currently have with parties holding 99% of our Convertible Senior Notes that allow us, at our sole option, at any time prior to March 5, 2020 (see Note 8 to the Consolidated Financial Statements, “Subsequent Events”), to extend the maturity date of the Convertible Senior Notes to September 5, 2021.  Our Senior Secured Debt of approximately $69.2 million as of September 30, 2019 could also become due as early as December 2019 if we have not exercised the option agreements or the Convertible Senior Notes have not been converted by that time and the Company’s stock price is less than 120% of the conversion rate.  We do not currently have adequate resources on hand to meet these obligations should they come due. Additionally, to complete our acquisition of an additional 124-mile extension of our Northern Pipeline, we will require a further $18 million to fund the payment that will be due upon completion of certain conditions precedent under our purchase agreement with EPNG (see “Water Resource Development”, above).  If the acquisition of the 124-mile segment is not completed, then our Northern Pipeline opportunities will be limited to the 96-mile segment we already own.  As we require additional working capital to fund operations, we expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities.  See “Long-Term Outlook” below.  No assurances can be given, however, as to the availability or terms of any new financing.
Long-Term Outlook. In the longer term, we will need to raise additional capital to finance working capital needs, capital expenditures and any payments due under our Senior Secured Debt or our Convertible Senior Notes at maturity (see “Current Financing Arrangements”, above).  Our future working capital needs will depend upon the specific measures we pursue in the entitlement and development of our water resources and other developments.  Future capital expenditures will depend primarily on the progress of the Water Project.
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

Recent Accounting Pronouncements

See Note 1 to the Condensed Consolidated Financial Statements – “Basis of Presentation”.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Reg. 240.12b-2 of the Securities and Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures
The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to its Board of Directors.  Based on their evaluation as of September 30, 2019, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.
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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.     Defaults Upon Senior Securities

Not applicable.

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

Not applicable.

ITEM 6.     Exhibits

The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

10.1	First Amendment to Option Agreement dated November 8, 2019 by and between Cadiz Inc., a Delaware corporation, and LC Capital Partners, LP(1)

10.2	First Amendment to Option Agreement dated November 8, 2019 by and between Cadiz Inc., a Delaware corporation, and Nokomis Capital, L.L.C, a Texas limited liability company(1)

10.3	First Amendment to Option Agreement dated November 8, 2019 by and between Cadiz Inc., a Delaware corporation, and Elkhorn Partners Limited Partnership(1)

31.1	Certification of Scott S. Slater, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Scott S. Slater, Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________________________

(1)	Previously filed as an Exhibit to our Current Report on Form 8-K dated November 8, 2019 and filed on November 12, 2019

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cadiz Inc.

By:	/s/ Scott S. Slater	November 12, 2019
	Scott S. Slater	Date
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Timothy J. Shaheen	November 12, 2019
	Timothy J. Shaheen	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)