Form 10-K
period 2019-12-31
CADIZ INC
filed 2020-03-13
CIK 727273

united states
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-K

☑  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2019
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in rule 405 under the Securities Act of 1933.  Yes □       No ☑

Indicate by a check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes □       No ☑

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No □

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑     No □

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act, (Check One).
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

The aggregate market value of the common stock held by nonaffiliates as of June 30, 2019 was approximately $259,996,050 based on 23,110,760 shares of common stock outstanding held by nonaffiliates and the closing price on that date.  Shares of common stock held by each executive officer and director and by each entity that owns more than 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 6, 2020, the Registrant had 34,386,950 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.  The Registrant is not incorporating by reference any other documents within this Annual Report on Form 10-K except those footnoted in Part IV under the heading “Item 15. Exhibits, Financial Statement Schedules”.

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

Overview

  We are a natural resources development company dedicated to creating sustainable water and agricultural opportunities in California.  We own approximately 45,000 acres of land with high-quality, naturally recharging groundwater resources in three areas of Southern California’s Mojave Desert.  These properties are located in eastern San Bernardino County situated in close proximity to major highway, rail, energy and water infrastructure, including the Colorado River Aqueduct (“CRA”), which is the primary transportation route for water imported into Southern California from the Colorado River.

  Our properties offer opportunities for a wide array of sustainable activities including water supply projects, groundwater storage, large-scale agricultural development and land conservation and stewardship programs.  In addition to our land and water assets, we also own pipeline and well infrastructure able to irrigate existing agriculture and to convey water to and from other communities and agricultural ventures that may be short of supply and/or storage.

  Our main objective is to realize the highest and best use of our land, water and infrastructure assets in an environmentally responsible way.  We believe that the highest and best use of our assets will be realized through the development of a combination of water supply, water storage and agricultural projects in accordance with a holistic land management strategy.  Our present activities are focused on developing our assets in ways that meet growing long-term demand for access to sustainable water supplies and agricultural products.

  Upon our founding in 1983 as Cadiz Land Company, we began an agricultural development on a portion of our primary property in Cadiz, California, which is a 34,500-acre property at the base of the Fenner and Orange Blossom Wash watersheds in eastern San Bernardino County (the “Cadiz/Fenner Property”).  These watersheds span an area of more than 1,300 square miles and have 17 to 34 million acre-feet of fresh, high-quality groundwater in storage – an amount comparable to Lake Mead, America’s largest surface reservoir.

  We have sustainably farmed portions of the Cadiz/Fenner Property since the late 1980s in accordance with permits from the County of San Bernardino, the public agency responsible for groundwater use at the Cadiz/Fenner Property. The permits authorize the development of up to 9,600 acres of the Cadiz/Fenner Property for farming and the associated use of underlying groundwater for irrigation.

  The Cadiz/Fenner Property is well-suited for various permanent and seasonal crops, and we have successfully grown citrus, organic table grapes and raisins, and seasonal vegetables such as melons, squash and asparagus. Today, we are engaged in agricultural joint ventures at the Cadiz/Fenner Property and are the largest private agricultural operation in San Bernardino County.  Presently, the property has 2,100 acres leased to third parties for cultivation of citrus and 242 acres leased to our joint venture, SoCal Hemp JV LLC, for the cultivation of industrial hemp (see “Agricultural Development”, below).

  In addition to our agricultural ventures, we are presently developing the Cadiz Valley Water Conservation, Recovery and Storage Project (“Water Project” or “Project”), which is approved to capture and conserve millions of acre-feet of native groundwater currently being lost to evaporation from the aquifer system beneath our Cadiz/Fenner Property, and provide 50,000 acre-feet of water per year, enough water for 400,000 people, to water providers throughout Southern California (see “Water Resource Development”, below).  A second phase of the Water Project would offer storage in the aquifer system for up to one million acre-feet of imported water.  Following a multi-year California Environmental Quality Act (“CEQA”) review and permitting process, the Water Project received permits that allow the capture and conservation of 2.5 million acre-feet of groundwater over 50 years in accordance with the terms of a groundwater management plan approved by San Bernardino County.  We believe that the ultimate implementation of the Cadiz Water Project would provide a significant return on our investment and future cash flow.

  By making new water supply and storage available in Southern California, we believe we can be part of the solution to the State’s persistent water challenge.  Available water supply in Southern California is constrained every year by regulatory restrictions on each of the State’s three main water sources:  (1) the CRA; (2) the State Water Project, which provides water supplies from Northern California to the central and southern parts of the state;  and (3) the Los Angeles Aqueduct, which delivers water from the eastern Sierra Nevada mountains to Los Angeles.  Southern California’s water providers and farmers rely on imports from these systems to meet demand, but deliveries from all three into the region are consistently below capacity, even in wet years.

  Further, the availability of supplies in California differs greatly from year to year due to natural hydrological variability.  Over the last decade, California experienced an historic drought featuring record-low winter precipitation, followed by record wet years.  The 2018-2019 winter was a wet year, with snowpack and rainfall well above average through the summer of 2019, however 2020 is on track to be another dry year, with snowpack at 45% of normal through February. The rapid swings between wet and dry years challenges California’s traditional supply system and supports the need for reliable storage and local supply.

  Given the variety of challenges and limitations presented by the State’s existing infrastructure, Southern California water providers and farmers are presently pursuing investments in storage, supply and infrastructure to meet long-term demand and pursuing sustainable water and agriculture sources.  We have a record of sustainable agricultural development and groundwater management to support our continued integration into California’s water and agriculture portfolio.

 Our current working capital requirements relate largely to the final development activities associated with the Water Project and those activities consistent with the Water Project related to further development of our land and agricultural assets.  While we continue to believe that the ultimate implementation of the Water Project will provide a significant source of future cash flow, we also believe there is substantial value in our underlying agricultural assets and our current agricultural ventures and lease arrangements.

  We also continue to explore additional sustainable beneficial uses of our land and water resource assets, including the marketing of our approved desert tortoise land conservation bank, which is located on our properties outside the Water Project area, and other long-term legacy uses of our properties, such as land stewardship and conservation programs.

(a) General Development of Business

  Our business strategy has focused on strategic land acquisition, water development activities, agricultural operations, and other holistic land development initiatives to maximize the long-term value of our assets and future prospects (see “Narrative Description of Business”, below).

  In the early 1980s, relying on NASA imagery, our founders first identified a unique desert land position at the base of a vast Southern California watershed that offered potential for agricultural development and water supply and storage projects. Our initial focus was on the acquisition of land and the assembly of contiguous land holdings through property exchanges to create a position that could support such projects and development.

  We subsequently established limited agricultural operations on our properties in the Cadiz/Fenner Valley relying on ground water resources underlying that site to evaluate the suitability of these properties for sustainable development.  In 1993, we secured permits to develop up to 9,600 acres of agriculture at the Cadiz/Fenner Property and use more than one million acre-feet of groundwater from the underlying aquifer system.  The agricultural operations initially began on 1,900 acres and featured vineyards, citrus orchards and seasonal vegetables.

  The agricultural development demonstrated that the geology and hydrology of the property is also uniquely suited and able to support a project that could offer additional water supplies and water storage opportunities in Southern California.  Water supply reliability in California has been challenged by shifting regulatory restrictions on traditional water sources and historic drought and supply cycles.

  In 1997, we entered into the first of a series of agreements with the Metropolitan Water District of Southern California (“Metropolitan”), the largest water wholesaler in the region and owner of the nearby CRA, to jointly design, permit, and build such a project (“2002 Project”).  Between 1997 and 2002, we and Metropolitan received substantially all of the state and federal approvals required to construct and operate the 2002 Project, including a Record of Decision (“ROD”) from the U.S. Department of the Interior, which approved the 2002 Project and offered a right-of-way for construction of facilities, including a 35-mile water conveyance pipeline from the Cadiz/Fenner Property to the CRA across federal lands.  In October 2002, Metropolitan’s Board of Directors, by a very narrow margin, voted not to accept the federal right-of-way grant nor proceed any further with the 2002 Project.

  Following Metropolitan’s decision, we began to pursue new partnerships and redesigned the 2002 Project to meet the changing needs of Southern California’s water providers.  We refocused on the safe and sustainable management of the aquifer system beneath our Cadiz/Fenner Property with the goal of providing a reliable, annual water supply and storage for the region.  Sustainable agricultural development and groundwater use also continued over this period of refocused project development.

  In September 2008 we entered into a lease agreement with the Arizona & California Railroad Company (“ARZC”) to utilize its existing right-of-way between the Cadiz property and the CRA to construct a pipeline able to deliver water from the property into the existing Southern California water transportation system. Although the federal government had approved a right-of-way for the 2002 Project’s conveyance pipeline over open federal land, the Water Project proposed co-locating the conveyance pipeline within this existing railroad right-of-way from Cadiz to the CRA near Rice, CA. This route avoided impacts to desert habitats that would have occurred with the 2002 route. In 2009, the United States Department of the Interior evaluated the Water Project’s proposed use of an existing railroad right-of-way for a water conveyance pipeline and summarized that the proposed pipeline was within the scope of the right-of-way and required no federal Bureau of Land Management (“BLM”) permitting.

  In 2009, we also commissioned environmental consulting firm CH2M HILL to complete a comprehensive study of the water resources at the Project area.  Following more than one year of analysis, CH2M HILL released its study of the aquifer system in February 2010.  Utilizing new models produced by the U.S. Geological Survey in 2006 and 2008, the study estimated the total groundwater in storage in the aquifer system to be between 17 and 34 million acre-feet, a quantity on par with Lake Mead, the U.S.’s largest surface reservoir.  The study also confirmed that a renewable annual supply of native groundwater in the aquifer system is currently being lost to evaporation.  CH2M HILL’s findings, which were peer reviewed by leading groundwater experts, confirmed that the aquifer system could sustainably support a water supply and storage project that would capture and conserve groundwater lost to evaporation in an initial phase and import and store water in the aquifer system in a second phase (see “The Water Project” below).

  In 2010, following these findings, we announced plans for the permitting and development of the Cadiz Valley Water Conservation, Recovery and Storage Project, a public-private partnership with Southern California water providers (see “The Water Project”, below) to address California’s persistent water supply challenge. The Cadiz Water Project has achieved significant milestones in its development since 2010:

•
Between 2010 and 2011, six Southern California water providers executed option agreements to participate in the new Water Project.  Under our lease agreement, the ARZC also reserved water from the Water Project to further a variety of critical railroad purposes.

•
In 2011, an environmental review and permitting process for the Water Project was commenced in accordance with the California Environmental Quality Act (CEQA) led by Santa Margarita Water District (“SMWD”), one of the Project participants.

•
After an extensive public review process as required by CEQA, the SMWD Board of Directors certified the Final Environmental Impact Report (“FEIR”) on July 31, 2012 and became the first participating agency to convert its option agreement to a Water Purchase and Sale Agreement for firm supplies from the Water Project.

•
On October 1, 2012, San Bernardino County (“County”), a Responsible Agency under CEQA, also adopted CEQA findings and approved the Project’s Groundwater Monitoring, Management and Mitigation Plan (‘GMMMP” or “Plan”) and the withdrawal of 50,000 acre-feet (AF) of water per year for 50 years.

•
These foundational approvals were challenged in State Court in lawsuits brought by parties seeking a reconsideration of the environmental documents and limitation of the Project approvals granted by SMWD and the County.  After four years of review, the Courts upheld the Project’s permits and approvals in their entirety in 2016.  As a result, our permits to capture and conserve 2.5 million acre-feet of groundwater over 50 years under the terms of the groundwater management plan have been sustained and are fully vested under applicable law.

•
In October 2015, the BLM California office issued a guidance opinion that reversed its 2009 conclusion and summarized that the Project would be required to apply for a new right-of-way permit to construct its conveyance pipeline along the ARZC railroad line.  The Company, the ARZC, Water Project participants, Water Project supporters, members of Congress, the railroad industry and third parties that utilize railroad rights-of-way to protect the environment and co-locate infrastructure across the country voiced concern about the guidance opinion via letters, statements and meetings with the BLM.  In October 2017, the BLM withdrew its October 2015 letter and concluded that the Project is within the scope of the ARZC ROW and therefore required nothing further from the BLM to construct the conveyance pipeline within the ARZC ROW.

•
In 2018, the aforementioned petitioners in the CEQA lawsuits challenged the BLM’s October 2017 evaluation of the Project’s use of the ARZC in U.S. Federal Court. In 2019, the Court remanded the 2017 evaluation back to BLM for additional detail supporting its determination.

•
In 2019, the Fenner Valley Water Authority (“FVWA”) on behalf of SMWD adopted an Addendum to the Project’s FEIR addressing updates to the Project proposal, including its water treatment program, pipeline route and scientific studies published since the initial approval.  The Addendum concluded that there were no significant adverse impacts associated with the minor changes identified.

•
In February 2020, the BLM issued a new evaluation responsive to the Court that supplemented and reaffirmed that the Cadiz Water Project’s proposed use of the ARZC right-of-way for its conveyance pipeline and related railroad improvements furthered a railroad purpose and is within the scope of the right-of-way.

  As development of the Water Project continues, our business has maintained a sustainable agricultural operation subject to permitting and oversight of San Bernardino County that has farmed organic grapes, raisins and sustainable citrus crops, as well as seasonal vegetables and cover crops.  In 2019, following the legalization of hemp in the U.S. in the 2018 Farm Bill, we also began trial crops of hemp to test its suitability for the desert environment.

  We remain focused on continuing to support our organic and sustainable diversified agricultural operations, and completing remaining milestones required to implement the Water Project.

 See “Narrative Description of Business” below for more detail.

 (b)     Financial Information about Industry Segments

  Our primary business is to acquire and develop land with water resources for various uses, including groundwater supply, groundwater storage and agriculture.  As a result, our financial results are reported in a single segment.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data”.

(c)     Narrative Description of Business

  Our business strategy is to pursue the development of our landholdings for their highest and best uses.  At present, our development activities are focused on water resource and agricultural development.

Water Resource Development

  Our portfolio of land and water resource assets is located in proximity to the Colorado River and the Colorado River Aqueduct (“CRA”), the principal source of imported water for Southern California, and provides us with the opportunity to participate in a variety of water supply, water storage, and conservation programs with public water agencies and other partners to address California’s persistent structural and hydrological water supply challenges.

 The Cadiz Water Project

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

  If an imported water storage component of the Project is ultimately implemented in Phase II, the following additional facilities would be required, among other things:

•	Facilities to pump water through the conveyance pipeline from the CRA to the Water Project well-field and/or through our pipeline from Barstow, CA, to our Cadiz Valley property; and

•
Spreading basins, which are shallow settling ponds that will be configured to efficiently percolate water from the ground surface down to the water table using subsurface storage capacity for the storage of water.

 Phase I

  Phase I has been fully reviewed and permitted in accordance with the California Environmental Quality Act (“CEQA”).  The Project was also separately reviewed and approved by the County of San Bernardino in accordance with its local ordinances regulating groundwater.  The Project presently is permitted to provide an average of 50,000 acre-feet of water for 50 years at Cadiz to meet municipal and industrial (M&I) water needs in Southern California.  The permits also authorize up to 150,000 acre-feet of carry-over groundwater storage, allowing water agencies to hold conserved water in the aquifer system for future dry years.

  Construction of the Water Project facilities that would allow for conservation, carry-over storage and delivery of groundwater to public water providers is expected to cost approximately $310 million and will require capital financing that we expect will be secured by definitive Purchase and Sale Agreements with Project participants and the new facility assets.

  Prior to construction, the Water Project must (1) finalize contracts with Project participating agencies, (2) finalize arrangements and secure necessary permits and approvals to transport water conserved at Cadiz via water transportation infrastructure and into each participant’s service area, and (3) complete final design and permitting.  Below is a discussion of present activities to advance these objectives.

  (1)  Contracts with Public Water Agencies or Private Water Utilities

  We have executed Letters of Intent (“LOIs”), option agreements and purchase agreements, or contracts (collectively, “Agreements”) with public water agencies and private water utilities in California during the Project’s development.  These participating agencies serve more than one million customers in cities throughout California’s San Bernardino, Riverside, Los Angeles, Orange, Imperial and Ventura Counties. Twenty percent of Water Project supplies have been reserved for San Bernardino County-based agencies.

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

  (2)  Transportation Infrastructure and Conveyance Arrangements

a.	Southern Route

  Prior to construction of the Water Project, and in coordination with final participation contracts described in (1) above, we must obtain approvals from government agencies for conveyance of water from our property in Cadiz to water users via the Colorado River Aqueduct (“CRA”).  These approvals include:

(i)
arrangements with the US Bureau of Land Management (“BLM”) to construct a 43-mile water conveyance pipeline within a portion of the Arizona & California Railroad Company (“ARZC”) right-of-way that intersects with the CRA (“Southern Pipeline”);

(ii)	an agreement for moving water supplies in the CRA with Metropolitan Water District of Southern California (“Metropolitan”), which owns and controls the CRA; and

(iii)
a review and finding by the California State Lands Commission of an application filed under newly established Water Code Section 1815 that conveying water in the CRA will not adversely affect the desert environment.

i.	BLM Approval of Southern Pipeline

  In October 2017, the BLM provided a letter finding that the Project’s proposed use of a portion of the ARZC right-of-way from our Cadiz Valley property to Freda, California to construct and operate the Water Project’s water conveyance pipeline and related railroad improvements is within the scope of the original right-of-way grant and not subject to additional permitting.  The buried pipeline would be constructed parallel to the railroad tracks and be used to convey water between our Cadiz Valley property and the CRA. The letter was challenged in Los Angeles Central District Federal Court in 2018 by national environmental organizations, which claimed it violated the law. In a June 2019 procedural ruling, the Court remanded the letter back to BLM, concluding that the agency needed to explain more explicitly why it withdrew and reversed specific findings previously made in 2015 on the same issue. However, the Court did not find that the conclusions of the 2017 evaluation were in error.

 On February 7, 2020 we received from the BLM a revised evaluation responsive to the Court’s remand (“2020 Evaluation”). The 2020 Evaluation reaffirmed that the Project’s proposed use of the ARZC right-of-way for the Southern Pipeline and related railroad improvements furthers a railroad purpose and is within the scope of the right-of-way, consistent with BLM’s conclusion in October 2017.  The 2020 Evaluation references an extensive record and sets forth the factual basis for its conclusions in detail while reaffirming the agency’s 2017 finding. We expect the Court will review the 2020 Evaluation this year per its remand order.

ii.	Aqueduct Transportation via MWD

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

  Water Project supplies entering the CRA will comply with Metropolitan’s published engineering, design and water quality standards and will be subject to all applicable fees and charges routinely established by Metropolitan for the conveyance of water within its service territory.  Groundwater at Cadiz presently meets all state and federal water quality requirements without treatment and total dissolved solids or salts in the Cadiz water supply are substantially lower than the water in the CRA, offering a water quality benefit.  Cadiz water also has no PFAS, a recently added constituent of concern by California water regulators, improving its attractiveness for the service area. Some naturally occurring constituents are lower than State and Federal standards but potentially higher than the water in the CRA; however, based on extensive pilot testing, they can be lowered via treatment to ambient levels or removed entirely. This year-long pilot testing of treatment options at the Project area confirmed the capability of cost-effective treatment technologies.  We believe there are multiple benefits that can be realized by MWD and water users throughout its service area, such as water quality improvements, upon making space reasonably available for Cadiz water supplies and providing the region the flexibility of relying on the Water Project in both wet and dry years.

iii.	State Lands Commission Review under Water Code Section 1815

 On July 31, 2019, California Governor Gavin Newsom signed into law Senate Bill 307 (“SB 307”), which added terms to the section of the California Water Code known as the “wheeling statutes” that regulate the conveyance of water by third parties in facilities such as the CRA.  Effective January 1, 2020, the wheeling statutes now include Water Code Section 1815 which requires water projects in a section of the Mojave Desert where our Cadiz Valley property is located to apply for a review by the California State Lands Commission (“SLC”) prior to transporting water in public conveyance facilities. Upon receiving an application, this review will determine whether such projects would have “unreasonable effects on the environment and water dependent ecosystems in the surrounding watersheds.” The review by SLC must be conducted within 15 months of any filed application, with an option to extend an additional 9 months upon public notice and explanation.  Any application to the SLC for review of the Water Project’s plans to convey water in the CRA from the Cadiz/Fenner Property will be accompanied by evidence of the Project’s extensive record of environmental sustainability as well as data and reports that can withstand critical scrutiny.

b.	Northern Pipeline
  In addition to the conveyance arrangements described above, we currently own a 96-mile long, 30-inch wide existing idle natural gas pipeline that extends northwest from the Cadiz/Fenner Property terminating in Barstow, California, and have entered into a purchase agreement for a further 124-mile segment connecting this line from Barstow to Wheeler Ridge, California.  The pipeline crosses San Bernardino, Los Angeles and Kern counties, including the Barstow and Bakersfield areas, which serve as hubs for water delivered from northern and central California to communities in Southern California.

  Initial feasibility studies indicated that, upon conversion, the 30-inch pipeline could transport between 18,000 and 30,000 acre-feet of water per year between the Water Project area and the Central and Northern California water transportation networks. As a result, this pipeline could diversify delivery opportunities for the Water Project and our broader water resource development efforts.

  If this pipeline were to become operational, then the Water Project would link the CRA and State Water Project systems - two of Southern California’s main water delivery systems - providing flexible opportunities for both supply and storage.  The Northern Pipeline could deliver Phase I supplies, either directly or via exchange, to existing and potential customers of Phase I of the Project.  Any use of the pipeline would be conducted in conformity with the Water Project’s groundwater management plan and is subject to further CEQA evaluation and potentially federal environmental permitting.

  In December 2018, we entered into an amendment (the "Amendment") to our option agreement ("Option Agreement") with El Paso Natural Gas Company (“EPNG”) to purchase the 124-mile segment of the pipeline. The Option Agreement, as amended, allowed us to purchase the 124-mile pipeline segment with an initial payment of $2 million and a subsequent payment of $18 million ("Deferred Payment").  Following entry into the Amendment, we exercised the option and entered into a purchase agreement for the 124-mile pipeline, providing to EPNG the initial consideration of $2 million.  On February 3, 2020, we entered into a First Amendment to the Amended Option Agreement.  As amended, the Option Agreement (i) extended the time period within which we must complete the purchase of the pipeline segment contemplated by the Agreement from 30 to up to 180 days following the satisfaction by EPNG of certain conditions precedent, with the actual time period depending upon the date upon which such conditions are satisfied, and (ii) increased the balance of the Deferred Payment from $18 million to $19 million.

  We do not currently have the cash resources on hand to satisfy the Deferred Payment.  If we do not complete the purchase of the additional 124-mile pipeline, then our Northern Pipeline opportunities will be limited to the 96-mile segment that we own.

  (3) Final Design and Permitting

  Prior to final construction of the Water Project facilities, we must also finalize facility design and acquire relevant construction permits with state and local agencies. Together with SMWD we have engaged engineering and environmental consultants to complete design plans for a water conveyance pipeline, Project wellfield, any necessary water treatment facilities, and facilities required to connect to the Metropolitan system at and near the CRA. This work is ongoing and expected to proceed in coordination with the negotiation of contracts and conveyance arrangements.

  In coordination with facility design and layout, we may need to obtain additional permits and approvals from state or local entities prior to construction. This may include, but is not limited to, confirmation of existing access rights, easements and rights-of-way, for areas that may be crossed by Project facilities in the Project area subject to final pipeline configuration.

 Phase II

  In a second phase of the Water Project (“Phase II”), we expect to make available up to one million acre-feet of capacity (an additional 850,000 acre-feet from Phase I) in the aquifer system at the Project area for storage of imported surplus water.  Under Phase II, or the Imported Water Storage Component, water from the Colorado River or the State Water Project, via the Southern Pipeline or the Northern Pipeline could be conveyed to spreading basins that would be constructed on our private property to percolate into the aquifer system and held in storage. When needed, previously stored water would be returned to Phase II participating agencies via the Southern Pipeline or the Northern Pipeline.

  Phase II has already been the subject of programmatic environmental review in accordance with CEQA, but still requires project-level environmental review and permitting once participating agencies are identified. Phase II may also require federal permits subject to the National Environmental Policy Act, or NEPA.

Agricultural Development

  Farming is a main driver of the California economy.  According to the California Department of Food and Agriculture, more than one-third of the U.S.’s vegetable crops and two-thirds of its fruits and nuts are grown in California. Additionally, California is the leading U.S. state for cash farm receipts, accounting for over 13% of national agricultural value.

  Our Cadiz/Fenner Property, consisting of approximately 34,500 acres of desert land is zoned for agricultural development.  In 1993, we secured conditional use permits to develop agricultural facilities on up to 9,600 acres of the property and withdraw groundwater from the underlying aquifer system for irrigation.  We have since maintained various levels of crops on the Property as we developed the Water Project.  In 2013, we entered into a lease agreement with a third party to develop up to 1,480 acres of lemons at the site, 640 acres of which have been planted to date.

  In February 2016, we entered into a lease agreement with Fenner Valley Farms LLC ("FVF"), a subsidiary of Water Asset Management LLC (at the time a related party), pursuant to which FVF leased, for a 99-year term, 2,100 acres at the Cadiz/Fenner property to be used to plant, grow and harvest agricultural crops ("FVF Lease").  As consideration for the lease, FVF paid us a one-time payment of $12,000,000 in February 2016.  Acreage that has been historically farmed and includes infrastructure for farming and the acreage that is leased to a third party to develop lemons was included within the acreage leased to FVF.

  In July 2019, we entered into a joint venture (“JV”) that operates under the name SoCal Hemp JV LLC to sustainably cultivate organic, sun-grown, industrial hemp on up to 9,600 acres at our Cadiz Valley property.  In compliance with all state, federal and local regulatory requirements, the JV is currently under contract to lease 242 acres and has entered into option agreements to utilize up to 9,600 acres over the next four years.

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

Additional Eastern Mojave Properties

  In addition to the Cadiz/Fenner Property, we also own approximately 11,000 acres in two additional locations within the Mojave Desert in eastern San Bernardino County.

  Our primary landholding outside of the Cadiz/Fenner area is approximately 9,000 acres in the Piute Valley.  This landholding is located approximately 15 miles from the resort community of Laughlin, Nevada, and about 12 miles from the Colorado River town of Needles, California.  Extensive hydrological studies, including the drilling and testing of a full-scale production well, have demonstrated that this landholding is underlain by high-quality groundwater.  The aquifer system underlying this property is naturally recharged by precipitation (both rain and snow) within a watershed of approximately 975 square miles and could be suitable for a water supply project, agricultural development or solar energy production.  These private properties are proximate to or border areas designated by the federal government as National Monument, Critical Desert Tortoise Habitat and/or Desert Wilderness Areas and are suitable candidates for preservation and conservation (see “Land Conservation Bank”, below).

  Additionally, we own approximately 2,000 acres located near Danby Dry Lake in Ward Valley, approximately 30 miles southeast of our Cadiz/Fenner Valley properties.  The Danby Dry Lake property is located approximately 10 miles north of the CRA.  Initial hydrological studies indicate that the area has excellent potential for a water supply project. Certain of the properties in this area may also be suitable for agricultural development and/or preservation and conservation.

Land Conservation Bank

Approximately 7,500 acres of our properties outside of the Cadiz/Fenner Valley area in the Piute Valley are located within terrain designated by the federal government as Critical Desert Tortoise Habitat and/or Desert Wilderness Areas and offer limited development opportunities.  In February 2015, the California Department of Fish and Wildlife approved our establishment of the Fenner Valley Desert Tortoise Conservation Bank (“Fenner Bank”), a land conservation bank that makes available these properties for mitigation of impacts to tortoise and other sensitive species that would be caused by development across the Southern California desert.  Under its enabling documents, the Fenner Bank offers credits that can be acquired by entities that must mitigate or offset impacts linked to planned development.  For example, this bank can service the mitigation requirements of renewable energy, military, residential and commercial development projects being considered throughout the desert. Credits sold by the Fenner Bank will fund the permanent preservation of the land as well as research by outside entities, including San Diego Zoo Global, into desert tortoise health and species protection.

Northern Pipeline

  The Northern Pipeline asset, described above, also represents new opportunities for the Company independent of the Water Project to offer water transportation to locations along the 220-mile pipeline route that are not presently interconnected by existing water infrastructure.  The existing pipeline crosses California's major water infrastructure as well as urban and agricultural centers and can be re-purposed to transport water, independent of the Water Project, between users who presently lack direct interconnections along the pipeline route. We are presently engaged in discussions with parties that may be interested in such transportation.  The ability to serve points along the 124-mile portion of the pipeline from Barstow to Wheeler Ridge is dependent upon completion of certain conditions precedent under our purchase agreement with EPNG, described above.  If the acquisition of the 124-mile segment is not completed, then our Northern Pipeline opportunities will be limited to the 96-mile segment that we own.

  Professional water quality and structural testing of a five-mile segment of the pipeline has been conducted.   The testing resulted in a determination that there were no residual petroleum products in the tested segment and that the pipeline is structurally sound to transport water between Cadiz and Barstow.

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

  We remain committed to the sustainable use of our land, water and infrastructure assets and will continue to explore all opportunities for sustainable development in an environmentally responsible way.  We cannot estimate which of these opportunities will ultimately be realized.

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

Employees

  As of December 31, 2019, we employed 9 full-time employees (i.e. those individuals working more than 1,000 hours per year).  We believe that our employee relations are good.  The average tenure of our full-time employees is more than 10 years.

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

Access to Our Information

  Our annual, quarterly and current reports, proxy statements and other information are filed with the Securities and Exchange Commission (“SEC”) and are available free of charge through our web site, www.cadizinc.com, as soon as reasonably practical after electronic filing of such material with the SEC.  Our website address provided in this Annual Report on Form 10-K is not intended to function as a hyperlink and the information on our website is not, nor should it be considered, part of this report or incorporated by reference into this report.

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

We May Never Generate Significant Revenues or Become Profitable Unless We Are Able to Successfully Implement Programs to Develop Our Land Assets and Related Water Resources

  We do not know the terms, if any, upon which we may be able to proceed with our water and other development programs or successfully implement our agricultural plans.  Regardless of the form of our development programs, the circumstances under which supplies or storage of water and agriculture can be developed and the profitability of any such project are subject to significant uncertainties, including the risk of variable water supplies and changing water allocation priorities.  Additional risks include our ability to obtain all necessary regulatory approvals and permits, litigation by environmental or other groups, unforeseen technical difficulties, general market conditions for agricultural and water supplies, and the time needed to generate significant operating revenues from such programs after operations commence.

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

  Prior to construction of the Water Project, terms for moving water supplies in the Colorado River Aqueduct must be negotiated with Metropolitan Water District of Southern California (“Metropolitan”), which owns and controls the CRA.  Water Project supplies entering the CRA will comply with Metropolitan’s published engineering, design and water quality standards and will be subject to all applicable fees and charges routinely established by Metropolitan for the conveyance of water within its service territory.  The Metropolitan Board must consider and approve the terms and conditions of the Water Project’s use of the CRA to transport water to its participating agencies.

  Our activities have faced additional risk from state legislative and administrative communications that could result in additional permitting and review requirements for the Water Project.  In 2019, the California Legislature adopted and the Governor signed Senate Bill 307 (“SB 307”), which created a new section of the California Water Code, Section 1815, requiring new review of conveyance of groundwater from groundwater basins in the California desert within California’s public water transportation facilities, including the CRA, via an application to the State Lands Commission.  The new law became effective January 1, 2020.  We cannot predict with certainty the outcome of any State Lands Commission review of our Water Project.

  In December 2018, we received a letter from the California Department of Fish and Wildlife (“CDFW”) related to permits that the Water Project must secure under CDFW’s Land and Streambed Alteration (“LSA”) program prior to construction of the Project’s 43-mile conveyance pipeline. The letter described ongoing study of springs in the watershed surrounding the project area and asserts that further environmental review under the California Environmental Quality Act (“CEQA”) may be required prior to processing of the LSA permit applications. The CDFW review of LSA permits is to be confined to localized plans within ephemeral streambeds along the pipeline route, not springs, which is a matter in the purview of the CEQA Lead Agency and the County of San Bernardino, a CEQA Responsible Agency with an oversight role over groundwater in the Project area.  The letter has been provided to the Lead Agency and the County for review. We cannot predict with certainty at this time whether further environmental review will be required or pursued.

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

Our Failure to Make Timely Payments of Principal and Interest on Our Indebtedness or  To Obtain Additional Financing Will Impact our Ability to Implement Our Asset Development Programs

  As of December 31, 2019, we had total indebtedness outstanding to our lenders of approximately $137.8 million.  Approximately $72.3 million of our indebtedness is secured by our assets and is due in May 2021 (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”).  To the extent that we do not make principal and interest payments on the indebtedness when due, or if we otherwise fail to comply with the terms of agreements governing our indebtedness, we may default on our obligations.  Additionally, the completion of the acquisition of the 124-mile extension of our Northern Pipeline will require an $19 million payment within thirty days of satisfaction of certain conditions precedent under our purchase agreement with EPNG.  We do not currently have the cash resources on hand to make this payment in full.

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

Executive Offices

  We lease approximately 7,200 square feet of office space in Los Angeles, California for our executive offices.  The lease terminates in August 2020.  Current base rent under the lease is approximately $18,500 per month.

Cadiz Real Estate

  The title of all of our real estate assets are held by Cadiz Real Estate LLC (“Cadiz Real Estate”), a wholly owned subsidiary of Cadiz Inc.  The Board of Managers of Cadiz Real Estate currently consists of two managers appointed by us.  As the ownership of the real estate held by Cadiz Real Estate has no effect on our ultimate beneficial ownership of these assets, we refer throughout this Report to assets owned of record either by Cadiz Real Estate or by us as “our” properties.

  Cadiz Real Estate is a co-obligor under our senior secured term loan, for which assets of Cadiz Real Estate have been pledged as security.

Debt Secured by Properties

  Our assets have been pledged as collateral for $72.3 million of senior secured debt outstanding as of December 31, 2019.  Information regarding interest rates and principal maturities is provided in Note 6 to the Consolidated Financial Statements, “Long-Term Debt”.

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

	High	Low
Quarter Ended	Sales Price	Sales Price

2018:
March 31	$13.70	$13.05
June 30	$13.25	$12.95
September 30	$11.15	$10.50
December 31	$10.45	$10.11

2019:
March 31	$9.77	$9.53
June 30	$11.39	$10.88
September 30	$12.70	$12.17
December 31	$11.07	$10.94

  On March 6, 2020, the high, low and last sales prices for the shares were $10.23, $9.63, and $10.22, respectively.

  As of March 6, 2020, the number of stockholders of record of our common stock was 64.

  To date, we have not paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future.  Our senior secured term loan has covenants that prohibit the payment of dividends.

  All securities sold by us during the three years ended December 31, 2019, which were not registered under the Securities Act of 1933, as amended, have been previously reported in accordance with the requirements of Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

ITEM 6.  Selected Financial Data

  We are a smaller reporting company as defined by Reg. 240.12b-2 of the Securities and Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

  In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the following discussion contains trend analysis and other forward-looking statements.  Forward-looking statements can be identified by the use of words such as "intends", "anticipates", "believes", "estimates", "projects", "forecasts", "expects", "plans" and "proposes".  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements.  These include, among others, our ability to maximize value from our land and water resources and our ability to obtain new financings as needed to meet our ongoing working capital needs.  See additional discussion under the heading "Risk Factors” above.  Our forward-looking statements are made only as of the date hereof.  We assume no duty to update these forward-looking statements to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

Overview

  We are a natural resources development company dedicated to creating sustainable water and agricultural opportunities in California.  We own approximately 45,000 acres of land with high-quality, naturally recharging groundwater resources in three areas of Southern California’s Mojave Desert.  These properties are located in eastern San Bernardino County situated in close proximity to major highway, rail, energy and water infrastructure, including the Colorado River Aqueduct (“CRA”), which is the primary transportation route for water imported into Southern California from the Colorado River.

  Our properties offer opportunities for a wide array of sustainable activities including water supply projects, groundwater storage, large-scale agricultural development and land conservation and stewardship programs.  In addition to our land and water assets, we also own pipeline and well infrastructure able to irrigate existing agriculture and to convey water to and from other communities and agricultural ventures that may be short of supply and/or storage.

  Our main objective is to realize the highest and best use of our land, water and infrastructure assets in an environmentally responsible way.  We believe that the highest and best use of our assets will be realized through the development of a combination of water supply, water storage and agricultural projects in accordance with a holistic land management strategy.  Our present activities are focused on developing our assets in ways that meet growing long-term demand for access to sustainable water supplies and agricultural products.

  Upon our founding in 1983 as Cadiz Land Company, we began an agricultural development on a portion of our primary property in Cadiz, California, which is a 34,500-acre property at the base of the Fenner and Orange Blossom Wash watersheds in eastern San Bernardino County (the “Cadiz/Fenner Property”).  These watersheds span an area of more than 1,300 square miles and have 17 to 34 million acre-feet of fresh, high-quality groundwater in storage – an amount comparable to Lake Mead, America’s largest surface reservoir.

  We have sustainably farmed portions of the Cadiz/Fenner Property since the late 1980s in accordance with permits from the County of San Bernardino, the public agency responsible for groundwater use at the Cadiz/Fenner Property. The permits authorize the development of upto 9,600 acres of the Cadiz/Fenner Property for farming and the associated use of underlying groundwater for irrigation.

  The Cadiz/Fenner Property is well-suited for various permanent and seasonal crops, and we have successfully grown citrus, organic table grapes and raisins, and seasonal vegetables such as melons, squash and asparagus. Today, we are engaged in agricultural joint ventures at the Cadiz/Fenner Property and are the largest private agricultural operation in San Bernardino County.  Presently, the property has 2,100 acres leased to third parties for cultivation of citrus and 242 acres leased to our joint venture, SoCal Hemp JV LLC, for the cultivation of industrial hemp (see “Agricultural Development”, below).

  In addition to our agricultural ventures, we are presently developing the Cadiz Valley Water Conservation, Recovery and Storage Project (“Water Project” or “Project”), which is approved to capture and conserve millions of acre-feet of native groundwater currently being lost to evaporation from the aquifer system beneath our Cadiz/Fenner Property, and provide 50,000 acre-feet of water per year, enough water for 400,000 people, to water providers throughout Southern California (see “Water Resource Development”, below).  A second phase of the Water Project would offer storage in the aquifer system for up to one million acre-feet of imported water.  Following a multi-year California Environmental Quality Act (“CEQA”) review and permitting process, the Water Project received permits that allow the capture and conservation of 2.5 million acre-feet of groundwater over 50 years in accordance with the terms of a groundwater management plan approved by San Bernardino County.  We believe that the ultimate implementation of the Cadiz Water Project would provide a significant return on our investment and future cash flow.

  By making new water supply and storage available in Southern California, we believe we can be part of the solution to the State’s persistent water challenge.  Available water supply in Southern California is constrained every year by regulatory restrictions on each of the State’s three main water sources:  (1) the CRA; (2) the State Water Project, which provides water supplies from Northern California to the central and southern parts of the state;  and (3) the Los Angeles Aqueduct, which delivers water from the eastern Sierra Nevada mountains to Los Angeles.  Southern California’s water providers and farmers rely on imports from these systems to meet demand, but deliveries from all three into the region are consistently below capacity, even in wet years.

  Further, the availability of supplies in California differs greatly from year to year due to natural hydrological variability.  Over the last decade, California experienced an historic drought featuring record-low winter precipitation, followed by record wet years.  The 2018-2019 winter was a wet year, with snowpack and rainfall well above average through the summer of 2019, however 2020 is on track to be another dry year, with snowpack at 45% of normal through February. The rapid swings between wet and dry years challenges California’s traditional supply system and supports the need for reliable storage and local supply.

  Given the variety of challenges and limitations presented by the State’s existing infrastructure, Southern California water providers and farmers are presently pursuing investments in storage, supply and infrastructure to meet long-term demand and pursuing sustainable water and agriculture sources.  We have a record of sustainable agricultural development and groundwater management to support our continued integration into California’s water and agriculture portfolio.

  Our current working capital requirements relate largely to the final development activities associated with the Water Project and those activities consistent with the Water Project related to further development of our land and agricultural assets.  While we continue to believe that the ultimate implementation of the Water Project will provide a significant source of future cash flow, we also believe there is substantial value in our underlying agricultural assets and in our current agricultural ventures and lease arrangements.

  We also continue to explore additional sustainable beneficial uses of our land and water resource assets, including the marketing of our approved desert tortoise land conservation bank, which is located on our properties outside the Water Project area, and other long-term legacy uses of our properties, such as land stewardship and conservation programs.

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

  If an imported water storage component of the Project is ultimately implemented in Phase II, the following additional facilities would be required, among other things:

•	Facilities to pump water through the conveyance pipeline from the CRA to the Water Project well-field and/or through our pipeline from Barstow, CA, to our Cadiz Valley property; and

•
Spreading basins, which are shallow settling ponds that will be configured to efficiently percolate water from the ground surface down to the water table using subsurface storage capacity for the storage of water.

 Phase I

  Phase I has been fully reviewed and permitted in accordance with the California Environmental Quality Act (“CEQA”).  The Project was also separately reviewed and approved by the County of San Bernardino in accordance with its local ordinances regulating groundwater.  The Project presently is permitted to provide an average of 50,000 acre-feet of water for 50 years at Cadiz to meet municipal and industrial (M&I) water needs in Southern California.  The permits also authorize up to 150,000 acre-feet of carry-over groundwater storage, allowing water agencies to hold conserved water in the aquifer system for future dry years.

  Construction of the Water Project facilities that would allow for conservation, carry-over storage and delivery of groundwater to public water providers is expected to cost approximately $310 million and will require capital financing that we expect will be secured by definitive Purchase and Sale Agreements with Project participants and the new facility assets.

  Prior to construction, the Water Project must (1) finalize contracts with Project participating agencies, (2) finalize arrangements and secure necessary permits and approvals to transport water conserved at Cadiz via water transportation infrastructure and into each participant’s service area, and (3) complete final design and permitting.  Below is a discussion of present activities to advance these objectives.

  (1)  Contracts with Public Water Agencies or Private Water Utilities

  We have executed Letters of Intent (“LOIs”), option agreements and purchase agreements, or contracts (collectively, “Agreements”) with public water agencies and private water utilities in California during the Project’s development.  These participating agencies serve more than one million customers in cities throughout California’s San Bernardino, Riverside, Los Angeles, Orange, Imperial and Ventura Counties. Twenty percent of Water Project supplies have been reserved for San Bernardino County-based agencies.

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

  (2)  Transportation Infrastructure and Conveyance Arrangements

a.	Southern Route

  Prior to construction of the Water Project, and in coordination with final participation contracts described in (1) above, we must obtain approvals from government agencies for conveyance of water from our property in Cadiz to water users via the Colorado River Aqueduct (“CRA”). These approvals include:

(i)
arrangements with the US Bureau of Land Management (“BLM”) to construct a 43-mile water conveyance pipeline within a portion of the Arizona & California Railroad Company (“ARZC”) right-of-way that intersects with the CRA (Southern Pipeline”);

(ii)	an agreement for moving water supplies in the CRA with Metropolitan Water District of Southern California (“Metropolitan”), which owns and controls the CRA; and

(iii)
a review and finding by the California State Lands Commission of an application filed under newly established Water Code Section 1815 that conveying water in the CRA will not adversely affect the desert environment.

i.	BLM Approval of Southern Pipeline

In October 2017, the BLM provided a letter finding that the Project’s proposed use of a portion of the ARZC right-of-way from our Cadiz Valley property to Freda, California to construct and operate the Water Project’s water conveyance pipeline and related railroad improvements is within the scope of the original right-of-way grant and not subject to additional permitting.  The buried pipeline would be constructed parallel to the railroad tracks and be used to convey water between our Cadiz Valley property and the CRA. The letter was challenged in Los Angeles Central District Federal Court in 2018 by national environmental organizations, which claimed it violated the law. In a June 2019 procedural ruling, the Court remanded the letter back to BLM, concluding that the agency needed to explain more explicitly why it withdrew and reversed specific findings previously made in 2015 on the same issue. However, the Court did not find that the conclusions of the 2017 evaluation were in error.

On February 7, 2020 we received from the BLM a revised evaluation responsive to the Court’s remand (“2020 Evaluation”). The 2020 Evaluation reaffirmed that the Project’s proposed use of the ARZC right-of-way for the Southern Pipeline and related railroad improvements furthers a railroad purpose and is within the scope of the right-of-way, consistent with BLM’s conclusion in October 2017.  The 2020 Evaluation references an extensive record and sets forth the factual basis for its conclusions in detail while reaffirming the agency’s 2017 finding. We expect the Court will review the 2020 Evaluation this year per its remand order.

ii.	Aqueduct Transportation via MWD

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

Water Project supplies entering the CRA will comply with Metropolitan’s published engineering, design and water quality standards and will be subject to all applicable fees and charges routinely established by Metropolitan for the conveyance of water within its service territory.  Groundwater at Cadiz presently meets all state and federal water quality requirements without treatment and total dissolved solids or salts in the Cadiz water supply are substantially lower than the water in the CRA, offering a water quality benefit.  Cadiz water also has no PFAs, a recently added constituent of concern by California water regulators, improving its attractiveness for the service area. Some naturally occurring constituents are lower than State and Federal standards but potentially higher than the water in the CRA; however, based on extensive pilot testing, they can be lowered via treatment to ambient levels or removed entirely. This year-long pilot testing of treatment options at the Project area confirmed the capability of cost-effective treatment technologies.  We believe there are multiple benefits that can be realized by MWD and water users throughout its service area, such as water quality improvements, upon making space reasonably available for the Cadiz water supplies and providing the region the flexibility of relying on the Water Project in both wet and dry years.

iii.	State Lands Commission Review under Water Code Section 1815

On July 31, 2019, California Governor Gavin Newsom signed into law Senate Bill 307 (“SB 307”), which added terms to the section of the California Water Code known as the “wheeling statutes” that regulate the conveyance of water by third parties in facilities such as the CRA.  Effective January 1, 2020, the wheeling statutes now include Water Code Section 1815 which requires water projects in a section of the Mojave Desert where our Cadiz Valley property is located to apply for a review by the California State Lands Commission (“SLC”) prior to transporting water in public conveyance facilities. Upon receiving an application, this review will determine whether such projects would have “unreasonable effects on the environment and water dependent ecosystems in the surrounding watersheds.” The review by SLC must be conducted within 15 months of any filed application, with an option to extend an additional 9 months upon public notice and explanation. Any application to the SLC for review of the Water Project’s plans to convey water in the CRA from the Cadiz/Fenner Property will be accompanied by evidence of the Project’s extensive record of environmental sustainability as well as data and reports that can withstand critical scrutiny.

b.	Northern Pipeline

  In addition to the conveyance arrangements described above, we currently own a 96-mile long, 30-inch wide existing idle natural gas pipeline that extends northwest from the Cadiz/Fenner Property terminating in Barstow, California, and have entered into a purchase agreement to a further 124-mile segment connecting this line from Barstow to Wheeler Ridge, California.  The pipeline crosses San Bernardino, Los Angeles and Kern counties, including the Barstow and Bakersfield areas, which serve as a hubs for water delivered from northern and central California to communities in Southern California.

  Initial feasibility studies indicated that, upon conversion, the 30-inch pipeline could transport between 18,000 and 30,000 acre-feet of water per year between the Water Project area and the Central and Northern California water transportation network. As a result, this pipeline could diversify delivery opportunities for the Water Project and our broader water resource development efforts.

  If this pipeline were to become operational, then the Water Project would link the CRA and State Water Project systems – two of Southern California’s main water delivery systems – providing flexible opportunities for both supply and storage.  The Northern Pipeline could deliver Phase I supplies, either directly or via exchange, to existing and potential customers of Phase I of the Project.  Any use of the pipeline would be conducted in conformity with the Water Project’s groundwater management plan and is subject to further CEQA evaluation and potentially federal environmental permitting.

  In December 2018, we entered into an amendment (the "Amendment") to our option agreement ("Option Agreement") with El Paso Natural Gas Company (“EPNG”) to purchase the 124-mile segment of the pipeline. The Option Agreement, as amended, allowed us to purchase the 124-mile pipeline segment with an initial payment of $2 million and a subsequent payment of $18 million ("Deferred Payment").  Following entry into the Amendment, we exercised the option and entered into a purchase agreement for the 124-mile pipeline, providing to EPNG the initial consideration of $2 million.  On February 3, 2020, we entered into a First Amendment to the Amended Option Agreement.  As amended, the Option Agreement (i) extended the time period within which we must complete the purchase of the pipeline segment contemplated by the Agreement from 30 to up to 180 days following the satisfaction by EPNG of certain conditions precedent, with the actual time period depending upon the date upon which such conditions are satisfied, and (ii) increased the balance of the Deferred Payment from $18 million to $19 million.

  We do not currently have the cash resources on hand to satisfy the Deferred Payment.  If we do not complete the purchase of the additional 124-mile pipeline, then our Northern Pipeline opportunities will be limited to the 96-mile segment that we own.

  (3) Final Design and Permitting

  Prior to final construction of the Water Project facilities, we must also finalize facility design and acquire relevant construction permits with state and local agencies. Together with SMWD we have engaged engineering and environmental consultants to complete design plans for a water conveyance pipeline, Project wellfield, any necessary water treatment facilities, and facilities required to connect to the Metropolitan system at and near the CRA. This work is ongoing and expected to proceed in coordination with the negotiation of contracts and conveyance arrangements.

  In coordination with facility design and layout, we may need to obtain additional permits and approvals from state or local entities prior to construction. This may include, but is not limited to, confirmation of existing access rights, easements and rights-of-way, for areas that may be crossed by Project facilities in the Project area subject to final pipeline configuration.

  Phase II

  In a second phase of the Water Project (“Phase II”), we expect to make available up to one million acre-feet of capacity (an additional 850,000 acre-feet from Phase I) in the aquifer system at the Project area for storage of imported surplus water.  Under Phase II, or the Imported Water Storage Component, water from the Colorado River or the State Water Project, via the Southern Pipeline and the Northern Pipeline could be conveyed to spreading basins that would be constructed on our private property to percolate into the aquifer system and held in storage. When needed, previously stored water would be returned to Phase II participating agencies via the Southern Pipeline or the Northern Pipeline.

 Phase II has already been the subject of programmatic environmental review in accordance with CEQA, but still requires project-level environmental review and permitting once participating agencies are identified. Phase II may also require federal permits subject to the National Environmental Policy Act, or NEPA.

Agricultural Development

  Farming is a main driver of the California economy.  According to the California Department of Food and Agriculture, more than one-third of the U.S.’s vegetable crops and two-thirds of its fruits and nuts are grown in California. Additionally, California is the leading U.S. state for cash farm receipts, accounting for over 13% of national agricultural value.

  Our Cadiz/Fenner Property, consisting of approximately 34,500 acres of desert land is zoned for agricultural development.  In 1993, we secured conditional use permits to develop agricultural facilities on up to 9,600 acres of the property and withdraw groundwater from the underlying aquifer system for irrigation.  We have since maintained various levels of crops on the Property as we developed the Water Project.  In 2013, we entered into a lease agreement with a third party to develop up to 1,480 acres of lemons at the site, 640 acres of which have been planted to date.

  In February 2016, we entered into a lease agreement with Fenner Valley Farms LLC ("FVF"), a subsidiary of Water Asset Management LLC (at the time a related party), pursuant to which FVF leased, for a 99-year term, 2,100 acres at the Cadiz/Fenner property to be used to plant, grow and harvest agricultural crops ("FVF Lease").  As consideration for the lease, FVF paid us a one-time payment of $12,000,000 in February 2016.  Acreage that has been historically farmed and includes infrastructure for farming and the acreage that is leased to a third party to develop lemons was included within the acreage leased to FVF.

 In July 2019, we entered into a joint venture (“JV”) that operates under the name SoCal Hemp JV LLC to sustainably cultivate organic, sun-grown, industrial hemp on up to 9,600 acres at our Cadiz Valley property.  In compliance with all state, federal and local regulatory requirements, the JV is currently under contract to lease 242 acres and has entered into option agreements to utilize up to 9,600 acres over the next four years.

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

Additional Eastern Mojave Properties

  In addition to the Cadiz/Fenner Property, we also own approximately 11,000 acres in two additional locations within the Mojave Desert in eastern San Bernardino County.

  Our primary landholding outside of the Cadiz/Fenner area is approximately 9,000 acres in the Piute Valley.  This landholding is located approximately 15 miles from the resort community of Laughlin, Nevada, and about 12 miles from the Colorado River town of Needles, California.  Extensive hydrological studies, including the drilling and testing of a full-scale production well, have demonstrated that this landholding is underlain by high-quality groundwater.  The aquifer system underlying this property is naturally recharged by precipitation (both rain and snow) within a watershed of approximately 975 square miles and could be suitable for a water supply project, agricultural development or solar energy production.  These private properties are proximate to or border areas designated by the federal government as National Monument, Critical Desert Tortoise Habitat and/or Desert Wilderness Areas and are suitable candidates for preservation and conservation (see “Land Conservation Bank”, below).

  Additionally, we own approximately 2,000 acres located near Danby Dry Lake in Ward Valley, approximately 30 miles southeast of our Cadiz/Fenner Valley properties.  The Danby Dry Lake property is located approximately 10 miles north of the CRA.  Initial hydrological studies indicate that the area has excellent potential for a water supply project. Certain of the properties in this area may also be suitable for agricultural development and/or preservation and conservation.

Land Conservation Bank

  Approximately 7,500 acres of our properties outside of the Cadiz/Fenner Valley area in the Piute Valley are located within terrain designated by the federal government as Critical Desert Tortoise Habitat and/or Desert Wilderness Areas and offer limited development opportunities.  In February 2015, the California Department of Fish and Wildlife approved our establishment of the Fenner Valley Desert Tortoise Conservation Bank (“Fenner Bank”), a land conservation bank that makes available these properties for mitigation of impacts to tortoise and other sensitive species that would be caused by development across the Southern California desert.  Under its enabling documents, the Fenner Bank offers credits that can be acquired by entities that must mitigate or offset impacts linked to planned development.  For example, this bank can service the mitigation requirements of renewable energy, military, residential and commercial development projects being considered throughout the desert. Credits sold by the Fenner Bank will fund the permanent preservation of the land as well as research by outside entities, including San Diego Zoo Global, into desert tortoise health and species protection.

Northern Pipeline

  The Northern Pipeline asset, described above, also represents new opportunities for the Company independent of the Water Project to offer water transportation to locations along the 220-mile pipeline route that are not presently interconnected by existing water infrastructure.  The existing pipeline crosses California's major water infrastructure as well as urban and agricultural centers and can be re-purposed to transport water, independent of the Water Project, between users who presently lack direct interconnections along the pipeline route. We are presently engaged in discussions with parties that may be interested in such transportation.  The ability to serve points along the 124-mile portion of the pipeline from Barstow to Wheeler Ridge is dependent upon completion of certain conditions precedent under our purchase agreement with EPNG, described above.  If the acquisition of the 124-mile segment is not completed, then our Northern Pipeline opportunities will be limited to the 96-mile segment that we own.

  Professional water quality and structural testing of a five-mile segment of the pipeline has been conducted.   The testing resulted in a determination that there were no residual petroleum products in the tested segment and that the pipeline is structurally sound to transport water between Cadiz and Barstow.

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

  We remain committed to the sustainable use of our land, water and infrastructure assets and will continue to explore all opportunities for sustainable development in an environmentally responsible way. We cannot estimate which of these opportunities will ultimately be realized.

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

  We have not received significant revenues from our water resource and real estate development activities to date.  Our revenues have been limited to rental income from the FVF Lease (see “Agricultural Development”, above).  As a result, we have historically incurred a net loss from operations.  The net loss totaled $29.5 million for the year ended December 31, 2019, compared with a net loss of $26.3 million for the year ended December 31, 2018.  The higher loss in 2019 was primarily related to higher general and administrative expenses related to our water development efforts, higher proxy costs, higher interest expense and a recorded loss on investment related to a new joint venture (see “Agricultural Development”, above), partially offset by $1.5 million in unrealized gains recorded for warrant liabilities in 2018.  The underlying warrants were reclassified to equity on January 1, 2019 upon adoption of the related accounting standard (see Note 2 to our Consolidated Financial Statements, “Summary of Significant Accounting Policies”).

  Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e., general and administrative expense) and our interest expense.  We will continue to incur non-cash expense in connection with our management and director equity incentive compensation plans.

 Revenues.  Revenue totaled $441 thousand during the year ended December 31, 2019, compared to $440 thousand during the year ended December 31, 2018.  The revenue is primarily related to rental income from the FVF Lease (see “Agricultural Development”, above).

 General and Administrative Expenses.  General and administrative expenses during the year ended December 31, 2019, totaled $12.2 million compared with $11.4 million for the year ended December 31, 2018.  Non-cash compensation costs related to stock and option awards are included in general and administrative expenses.

  Compensation costs from stock and option awards for the year ended December 31, 2019, totaled $0.6 million compared with $0.5 million for the year ended December 31, 2018.

 Depreciation.  Depreciation expense totaled $265 thousand for the year ended December 31, 2019, and $258 thousand for the year ended December 31, 2018.

 Interest Expense.  Interest expense totaled $17.1 million during the year ended December 31, 2019, compared to $15.3 million during the year ended December 31, 2018.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Year Ended December 31,
	2019	2018

Interest on outstanding debt	$13,097	$12,594
Unrealized gains on warrants	-	(1,522)
Amortization of debt discount	3,894	4,095
Amortization of deferred loan costs	81	103
	$17,072	$15,270

  The interest on outstanding debt increased from $12.6 million to $13.1 million due to  compounded interest on a larger credit facility associated with our May 2017 debt refinancing.   Additionally, during the year ended December 31, 2018, the Company recorded net unrealized gains on warrants of $1.5 million (see Note 6 to the Consolidated Financial Statements, “Long-Term Debt)”.  The underlying warrants were reclassified to equity on January 1, 2019 upon adoption of the related accounting standard (see Note 2 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies”).

 Interest Income.  Interest income totaled $226 thousand during the year ended December 31, 2019, and $223 thousand for the year ended December 31, 2018.

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

  In November 2018, we entered into an At Market Issuance Sales Agreement under which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $25 million from time to time in an “at-the-market” offering (the “November 2018 ATM Offering”).  As of December 31, 2019, the Company issued 1,960,178 shares of common stock in the November 2018 ATM Offering for gross proceeds of $21.0 million and aggregate net proceeds of approximately $20.3 million.  The November 2018 ATM offering was completed in March 2020 (see Note 14 to the Consolidated Financial Statements, “Subsequent Events”).

  In May 2017, we entered into a new $60 million credit agreement with funds affiliated with Apollo Global Management, LLC (“Apollo”) that replaced and refinanced our then existing $45 million senior secured mortgage debt and provided $15 million of new senior debt to fund immediate construction related expenditures (“Senior Secured Debt”).  The Senior Secured Debt and the 7.00% Convertible Senior Notes due March 2020 (“Convertible Senior Notes”) contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit our ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on our ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the Senior Secured Debt were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At December 31, 2019, we were in compliance with our debt covenants.  In March 2020, all Convertible Senior Notes were either converted into common stock pursuant to the terms of the existing Indenture or exchanged for a new Preferred Stock.  Additionally, we entered into an agreement with Apollo that allows us to extend the maturity of the Apollo debt for an additional year from its current maturity of May 2021 to May 2022 at our option (see Note 14 to the Consolidated Financial Statements, “Subsequent Events”).

  Limitations on our liquidity and ability to raise capital may adversely affect us.  Sufficient liquidity is critical to meet our resource development activities.  As discussed further in “Outlook” below, we do not have adequate resources on hand to complete the acquisition of the 124-mile extension of our Northern Pipeline, which will require a $19 million payment within one hundred and eighty days of satisfaction of certain conditions precedent under our purchase agreement with EPNG.  To the extent additional capital is required, we may increase liquidity through a variety of means, including equity or debt placements, through the lease, sale or other disposition of assets or reductions in operating costs.  If additional capital is required, no assurances can be given as to the availability and terms of any new financing.

  As we continue to actively pursue our business strategy, additional financing will continue to be required (see “Outlook”, below).  The covenants in the term debt do not prohibit our use of additional equity financing and allow us to retain 100% of the proceeds of any equity financing.  We do not expect the loan covenants to materially limit our ability to finance our water development activities.

  At December 31, 2019, we had no outstanding credit facilities other than the Senior Secured Debt and the Convertible Senior Notes.

 Cash Used for Operating Activities.  Cash used for operating activities totaled $13.7  million for the year ended December 31, 2019, and $12.2 million for the year ended December 31, 2018.  The cash was primarily used to fund general and administrative expenses related to our water development efforts.

 Cash Used For Investing Activities.  Cash used for investing activities in the year ended December 31, 2019, was $2.5 million, compared with $3.7 million for the year ended December 31, 2018.  The costs consisted of engineering and design related to the development of the Water Project.  In addition, the 2019 period included additions to our interest in SoCal Hemp JV LLC (see “Agricultural Development”, above) and the 2018 period included investments in the Northern Pipeline (see “Water Resource Development”, above).

 Cash Provided by Financing Activities.  Cash provided by financing activities totaled $19.3 million for the year ended December 31, 2019, compared with cash provided by financing activities of $15.4 million for the year ended December 31, 2018.  Proceeds from financing activities for both periods reported are related to the issuance of shares under at-the-market offerings.

 (b)     Outlook

 Short-Term Outlook.  Principal and interest payments aggregating approximately $65.5 million at December 31, 2019 that were due in March 2020 were either converted into common stock pursuant to the terms of the existing Indenture or exchanged for a new Preferred Stock (see Note 14 to the Consolidated Financial Statements, “Subsequent Events”).  Additionally, we entered into an agreement that allows us to extend the contractual May 2021 maturity of our Senior Secured Debt of approximately $72.3 million as of December 31, 2019 until May 2022 at our option (see Note 14 to the Consolidated Financial Statements, “Subsequent Events”).  As such, we currently have no near-term debt maturity obligations.  However, in order to complete our acquisition of an additional 124-mile extension of our Northern Pipeline, we will require a further $19 million payment that will be due within 180 days upon completion of certain conditions precedent under our purchase agreement with EPNG (see “Water Resource Development”, above).  If the acquisition of the 124-mile segment is not completed, then our Northern Pipeline opportunities will be limited to the 96-mile segment we already own.  As we require additional working capital to fund operations, we expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities (see “Long-Term Outlook”, below).  No assurances can be given, however, as to the availability or terms of any new financing.

   Long-Term Outlook. In the longer term, we will need to raise additional capital to finance working capital needs, capital expenditures and any payments due under our Senior Secured Debt at maturity (see “Current Financing Arrangements”, above).  Our future working capital needs will depend upon the specific measures we pursue in the entitlement and development of our water resources and other developments.  Future capital expenditures will depend primarily on the progress of the Water Project.

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

(c)     Critical Accounting Policies

  As discussed in Note 2 to our Consolidated Financial Statements, “Summary of Significant Accounting Policies”, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and related footnotes.  In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements based on all relevant information available at the time and giving due consideration to materiality.  However, application of these policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  Management has concluded that the following critical accounting policies described below affect the most significant judgments and estimates used in the preparation of the consolidated financial statements.

  (1)  Intangible and Other Long-Lived Assets.  Property, plant and equipment, intangible and certain other long-lived assets are depreciated or amortized over their useful lives.  Useful lives are based on management’s estimates of the period over which the assets will generate revenue.

 (2) Valuation of Goodwill and Long-Lived Assets.  The Company assesses long-lived assets, excluding goodwill, for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. If it is determined that the carrying value of long-lived assets may not be recoverable, the impairment is measured by using the projected discounted cash-flow method.

  The Company performs an annual impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any) for the Company.  This quantitative assessment is performed at least annually and compares a reporting unit’s fair value to its carrying amount to determine if there is a potential impairment.  An impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.  No impairment charge was recorded during the current fiscal year.

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

 (4)  Stock-Based Compensation.  The Company applies the Black-Scholes valuation model in determining the fair value of options granted to employees and consultants.  For employees, the fair value is then charged to expense on the straight-line basis over the requisite service period.  For consultants, the fair value is remeasured at each reporting period and recorded as a liability until the award is settled.

  As of December 31, 2019, all options outstanding are fully vested; therefore, there is no potential impact of forfeitures.

(d)     New Accounting Pronouncements

  See Note 2 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies”.

(e)     Off Balance Sheet Arrangements

  The Company does not have any off-balance sheet arrangements at this time.

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

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  Not applicable.

ITEM 9A.  Controls and Procedures

Disclosure Controls and Procedures

  We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to our Board of Directors.  Based on their evaluation as of December 31, 2019, our Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting
  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the criteria in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.  The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting
  In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in the Company's internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  Other Information
  Not applicable.

PART III
ITEM 10.  Directors, Executive Officers and Corporate Governance

  The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2019.

ITEM 11.  Executive Compensation

  The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2019.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

  The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2019.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

  The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2019.

ITEM 14.  Principal Accounting Fees and Services

  The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2019.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

1.	Financial Statement. See Index to Consolidated Financial Statements.

***	2.	Financial Statement Schedule. See Index to Consolidated Financial Statements.

3.	Exhibits.

The following exhibits are filed or incorporated by reference as part of this Form 10-K.

*	3.1	Cadiz Certificate of Incorporation, as amended

*	3.2	Cadiz Bylaws, as amended

**	3.3	Certificate of Designation of Series 1 Preferred Stock of Cadiz Inc.

**	4.1	Warrant dated May 25, 2017 issued to Apollo Special Situations Fund, L.P.

**	4.2	Amendment No. 1 to Warrant, dated as of March 5, 2020, by and between Cadiz Inc. and other party thereto

*	4.3	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1924

**	10.1	Limited Liability Company Agreement of Cadiz Real Estate LLC dated December 11, 2003

**	10.2	Amendment No. 1, dated October 29, 2004, to Limited Liability Company Agreement of Cadiz Real Estate LLC

**	10.3	Amendment No. 2 dated March 5, 2013, to Limited Liability Company Agreement of Cadiz Real Estate LLC

**	10.4	Longitudinal Lease Agreement dated September 17, 2018 between Arizona & California Railroad Company and Cadiz Real Estate LLC

†**	10.5	2009 Equity Incentive Plan

†**	10.6	2019 Equity Incentive Plan

**	10.7	Form of Option Agreement with Santa Margarita Water District

**	10.8	Form of Environmental Processing and Cost Sharing Agreement with Santa Margarita Water District

**	10.9	Form of Environmental Processing and Cost Sharing Agreement with Three Valleys Municipal Water District

**	10.10	Option Agreement with Golden State Water Company dated June 25, 2010

**	10.11	Option Agreement with Suburban Water Systems dated October 4, 2010

†**	10.12	Letter agreement with Scott S. Slater dated April 12, 2011

**	10.13	Option Agreement with California Water Service Company dated December 1, 2011

**	10.14	Form of Memorandum of Understanding by and among Cadiz Inc., County of San Bernardino and Santa Margarita Water District

**	10.15	Water Purchase and Sale Agreement among Cadiz Inc., Cadiz Real Estate LLC, Fenner Valley Mutual Water Company and Santa Margarita Water District dated July 31, 2012

**	10.16
Groundwater Management, Monitoring, and Mitigation Plan for the Cadiz Valley Groundwater Conservation, Recovery and Storage Project approved by the Santa Margarita Water District and the County of San Bernardino Board of Supervisors effective October 1, 2012

†**	10.17	Revised Terms of Engagement with Brownstein Hyatt Farber and Schreck dated January 9, 2013

†**	10.18	Letter agreement with Scott Slater dated January 10, 2013

**	10.19	Track Utilization Agreement dated September 16, 2013, between Arizona & California Railroad Company and Cadiz Real Estate LLC

†**	10.20	Amended and Restated Employment Agreement between Keith Brackpool and Cadiz Inc. dated June 13, 2014

†**	10.21	Amended and Restated Employment Agreement between Timothy J. Shaheen and Cadiz Inc. dated June 13, 2014

†**	10.22	Amendment No. 1 to Amended and Restated Employment Agreement between Timothy J. Shaheen and Cadiz Inc. dated March 10, 2020

**	10.23	Form of Water Purchase and Sale Agreement, dated as of December 29, 2014, by and between Cadiz Inc. and San Luis Water District

**	10.24	Lease Agreement, dated as of December 23, 2015, by and among Cadiz Real Estate LLC, Cadiz Inc. and Water Asset Management LLC

**	10.25	Amended and Restated Lease Agreement, dated as of February 8, 2016, by and among Cadiz Real Estate LLC, Cadiz Inc. and Fenner Valley Farm, LLC

**	10.26	Waiver Agreement under Amended and Restated Credit Agreement, dated as of March 9, 2016, by and among Cadiz Inc., Cadiz Real Estate LLC and the Required Lenders

**	10.27
$60,000,000 Credit Agreement, dated as of May 1, 2017, by and among Cadiz Inc. and Cadiz Real Estate LLC as borrowers, Apollo Special Situations Fund, L.P. and the other lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent

**	10.28	Security Agreement made by Cadiz Inc. and Cadiz Real Estate LLC, as loan parties, in favor of Wells Fargo Bank, National Association, as Agent, dated as of May 25, 2017

**	10.29
Deed of Trust, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing dated as of May 25, 2017 from Cadiz Inc., Cadiz Real Estate LLC, and Octagon Partners, LLC, collectively, as Trustor to Chicago Title Company, as Trustee and Wells Fargo Bank, National Association, as Agent for the Lenders from time to time under the Credit Agreement, as Beneficiary

**	10.30	Letter Agreement, dated November 8, 2017, by and among Cadiz Inc., and Apollo Special Situations Fund. L.P.

**	10.31	Purchase and Sale Agreement between El Paso Natural Gas Company, LLC, and Cadiz Inc. dated December 31, 2018

**	10.32	First Amendment to Purchase Agreement dated February 3, 2020 by and between El Paso Natural Gas Company, LLC, a Delaware limited liability company and Cadiz Inc., a Delware corporation

**	10.33	Agricultural Lease dated as of July 31, 2019 between Cadiz Real Estate LLC and SoCal Hemp JV LLC

**	10.34	Limited Liability Company Agreement of SoCal Hemp JV LLC

**	10.35	Conversion and Exchange Agreement, dated March 5, 2020, by and between Cadiz Inc. and LC Capital Master Fund, Ltd.

**	10.36	Conversion and Exchange Agreement, dated March 5, 2020, by and between Cadiz Inc. and Elkhorn Partners Limited Partnership

**	10.37	Registration Rights Agreement, dated March 5, 2020, by and among Cadiz Inc. and the other parties thereto

**	10.38
Waiver and Amendment No. 1 to Credit Agreement, dated as of March 5, 2020, by and among Cadiz Inc., Cadiz Real Estate LLC, the Required Lenders and Wells Fargo Bank, National Association, as administrative agent

*	21.1	Subsidiaries of the Registrant

*	23.1	Consent of Independent Registered Public Accounting Firm

*	31.1	Certification of Scott Slater, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	31.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	32.1	Certification of Scott Slater, Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	32.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Documents

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation
_________________________

†      Management contract or compensatory plan or agreement.
*      Filed herewith.
**    Previously filed.
***  All financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

ITEM 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CADIZ INC.

By:	/s/ Scott S. Slater
Scott S. Slater,
Chief Executive Officer

Date:	March 13, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name and Position	Date

/s/ Keith Brackpool	March 13, 2020
Keith Brackpool, Chairman

/s/ Scott S. Slater	March 13, 2020
Scott S. Slater, Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Timothy J. Shaheen	March 13, 2020
Timothy J. Shaheen, Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Maria Echaveste	March 13, 2020
Maria Echaveste, Director

/s/ Geoffrey T. Grant	March 13, 2020
Geoffrey T. Grant, Director

/s/ Winston H. Hickox	March 13, 2020
Winston H. Hickox, Director

/s/ Murray H. Hutchison	March 13, 2020
Murray H. Hutchison, Director

/s/ Stephen E. Courter	March 13, 2020
Stephen E. Courter, Director

/s/ Richard Nevins	March 13, 2020
Richard Nevins, Director

/s/ Carolyn Webb de Macias	March 13, 2020
Carolyn Webb de Macias, Director

Cadiz Inc.

Cadiz Inc. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cadiz Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

  We have audited the accompanying consolidated balance sheets of Cadiz Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

 The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 13, 2020

We have served as the Company’s auditor since at least 1995. We have not been able to determine the specific year we began serving as auditor of the Company.

Cadiz Inc.

Consolidated Statements of Operations and Comprehensive Loss

	December 31,
(In thousands, except per share data)	2019	2018

Total revenues (rental income)	$441	$440

Costs and expenses:
General and administrative	12,165	11,402
Depreciation	265	258

Total costs and expenses	12,430	11,660

Operating loss	(11,989)	(11,220)

Interest expense	(17,072)	(15,270)
Interest income	226	223
Debt conversion expense	(197)	-
Loss before income taxes	(29,032)	(26,267)
Income tax expense	(6)	(6)
Loss from equity-method investments	(490)	-

Net loss and comprehensive loss	$(29,528)	$(26,273)

Basic and diluted net loss per share	$(1.11)	$(1.09)

Weighted-average shares outstanding	26,549	23,998

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Balance Sheets

	December 31,
($ in thousands, except per share data)	2019	2018

ASSETS

Current assets:
Cash and cash equivalents	$15,682	$12,558
Accounts receivable	49	38
Prepaid expenses and other	386	408
Total current assets	16,117	13,004

Property, plant, equipment and water programs, net	49,947	46,619
Long-term deposit/prepaid expenses	2,000	2,000
Equity-method investments	729	-
Goodwill	3,813	3,813
Other assets	4,118	3,873

Total assets	$76,724	$69,309

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$194	$225
Accrued liabilities	4,536	2,070
Current portion of long-term debt	31	59
Warrant liabilities	-	865
Other liabilities	44	923

Total current liabilities	4,805	4,142

Long-term debt	137,565	136,246
Long-term lease obligations with related party, net	15,707	14,411
Deferred revenue	750	750
Other long-term liabilities	15	-

Total liabilities	158,842	155,549

Commitments and contingencies (Note 11)

Stockholders' deficit:
Common stock - $0.01 par value; 70,000,000 shares authorized; shares issued and outstanding: 28,480,567 at December 31, 2019, and 24,654,911 at December 31, 2018	285	247

Additional paid-in capital	419,194	383,521
Accumulated deficit	(501,597)	(470,008)
Total stockholders' deficit	(82,118)	(86,240)

Total liabilities and stockholders' deficit	$76,724	$69,309

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2019	2018

Cash flows from operating activities:
Net loss	$(29,528)	$(26,273)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	265	258
Unrealized gain on warrant derivative liabilities	-	(1,522)
Amortization of deferred loan costs	81	103
Amortization of debt discount	3,856	3,920
Interest expense added to loan principal	10,031	9,767
Interest expense added to lease liability	1,272	1,111
Loss on equity method investments	490	-
Loss on debt conversions	38	175
Debt conversion expense	197	-
Compensation charge for stock awards and share options	562	473
Changes in operating assets and liabilities:
Accounts receivable	(11)	(2)
Prepaid expenses and other current assets	22	3
Other assets	(186)	73
Accounts payable	(68)	(98)
Accrued and other liabilities	(729)	(181)

Net cash used for operating activities	(13,708)	(12,193)

Cash flows from investing activities:
Additions to long-term deposit	-	(2,000)
Contributions and advances to equity-method investments	(904)	-
Additions to property, plant and equipment	(1,599)	(1,726)

Net cash used for investing activities	(2,503)	(3,726)

Cash flows from financing activities:
Net proceeds from issuance of common stock	19,395	15,503
Principal payments on long-term debt	(59)	(56)

Net cash provided by financing activities	19,336	15,447

Net increase (decrease) in cash and cash equivalents and restricted cash	3,125	(472)

Cash and cash equivalents and restricted cash, beginning of period	12,691	13,163

Cash and cash equivalents and restricted cash, end of period	$15,816	$12,691

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Stockholders' Deficit

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
($ in thousands)	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2017	22,987,434	$230	$364,806	$(443,735)	$(78,699)

Issuance of shares pursuant to ATM offerings	1,256,824	13	15,490	-	15,503
Issuance of shares pursuant to bond conversions	376,463	4	2,752	-	2,756
Stock compensation expense	34,190	-	473	-	473
Net loss	-	-	-	(26,273)	(26,273)
Balance as of December 31, 2018	24,654,911	247	383,521	(470,008)	(86,240)

Issuance of shares pursuant to ATM offerings	1,863,072	19	19,376	-	19,395
Issuance of shares pursuant to bond conversions	1,918,444	19	12,809	-	12,828
Reclassification of warrant liability to additional paid-in capital(1)	-	-	2,896	(2,031)	865
Impact of warrant down-round feature	-	-	30	(30)	-
Stock compensation expense	44,140	-	562	-	562
Net loss	-	-	-	(29,528)	(29,528)
Balance as of December 31, 2019	28,480,567	$285	$419,194	$(501,597)	$(82,118)

(1)	A cumulative effect adjustment of $2,031 thousand was recognized as of January 1, 2019, upon adoption of ASU 2017-11.

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Notes to the Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

  Cadiz Inc. (“Cadiz” or “the Company”) is a natural resources development company dedicated to creating sustainable water and agricultural opportunities in California.  The Company owns approximately 45,000 acres of land with high-quality, naturally recharging groundwater resources in three areas of Southern California’s Mojave Desert.  These properties are located in eastern San Bernardino County situated in close proximity to major highway, rail, energy and water infrastructure, including the Colorado River Aqueduct (“CRA”), which is the primary transportation route for water imported into Southern California from the Colorado River.

  The Company’s properties offer opportunities for a wide array of sustainable activities including water supply projects, groundwater storage, large-scale agricultural development and land conservation and stewardship programs.  In addition to its land and water assets, Cadiz also owns pipeline and well infrastructure able to irrigate existing agriculture and to convey water to and from other communities and agricultural ventures that may be short of supply and/or storage.

  The Company’s main objective is to realize the highest and best use of its land, water and infrastructure assets in an environmentally responsible way.  Cadiz believes that the highest and best use of its assets will be realized through the development of a combination of water supply, water storage and agricultural projects in accordance with a holistic land management strategy.  The Company’s present activities are geared towards developing its assets in ways that meet growing long-term demand for access to sustainable water supplies and agricultural products.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

  The Consolidated Financial Statements of the Company have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business.

  The Company incurred losses of $29.5 million and $26.3 million for the years ended December 31, 2019 and 2018, respectively.  The Company had working capital of $11.3 million at December 31, 2019 and used cash in operations of $13.7 million for the year ended December 31, 2019.  Cash requirements during the year ended December 31, 2019 primarily reflect certain administrative costs related to the Company’s water project development efforts.  Currently, the Company’s sole focus is the development of its land and water assets.

  In November 2018, the Company entered into an At Market Issuance Sales Agreement under which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $25 million from time to time in an “at-the-market” offering (the “November 2018 ATM Offering”).  As of December 31, 2019, the Company issued 1,960,178 shares of common stock in the November 2018 ATM Offering for gross proceeds of $21.0 million and aggregate net proceeds of approximately $20.3 million.  The November 2018 ATM Offering was completed in March 2020 (see Note 14, “Subsequent Events”).

  In May 2017, the Company entered into a new $60 million credit agreement (“Credit Agreement”) with funds affiliated with Apollo Global Management, LLC (“Apollo”) that replaced and refinanced its then existing $45 million senior secured mortgage debt (“Prior Senior Secured Debt”) and provided $15 million of new senior debt to fund immediate construction related expenditures (“Senior Secured Debt”).  The Company’s Senior Secured Debt and its convertible notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company’s ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on the Company’s ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the Senior Secured Debt were negotiated by the parties with a view towards the Company’s operating and financial condition as it existed at the time the agreements were executed.  At December 31, 2019, the Company was in compliance with its debt covenants.  Additionally, the Company entered into an agreement with Apollo that allows the Company to extend the maturity of the Apollo debt for an additional year from its current maturity of May 2021 to May 2022 at the Company’s option (see Note 14, “Subsequent Events”).

  As of December 31, 2019, the Company had principal and interest payments aggregating approximately $65.5 million coming due in March 2020 related to its 7.00% Convertible Senior Notes (“Convertible Senior Notes”).  These Convertible Senior Notes were either converted into common stock pursuant to the terms of the existing Indenture or exchanged for a new Preferred Stock (see Note 14, “Subsequent Events”).  The Company’s acquisition of a 124-mile extension of its’ Northern Pipeline will require a $19 million payment within 180 days upon completion of certain conditions precedent under the purchase agreement with EPNG.  If the acquisition of the 124-mile segment is not completed, then the Company’s Northern Pipeline opportunities will be limited to the 96-mile segment it already owns.  The Company may meet its debt and working capital requirements through a variety of means, including extension, refinancing, equity placements, the sale or other disposition of assets, or reductions in operating costs.

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

Principles of Consolidation

  The consolidated financial statements include the accounts of Cadiz Inc. and all subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.  We apply the equity method of accounting for investments in which we have significant influence but not a controlling interest.

Reclassifications

  Certain amounts in the prior year’s Consolidated Financial Statements have been reclassified to conform to the current year presentation.

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

Stock-Based Compensation

  General and administrative expenses include $0.6 million and $0.5 million of stock-based compensation expenses in the years ended December 31, 2019 and 2018, respectively.

 The Company applies the Black-Scholes valuation model in determining the fair value of options granted to employees and consultants.  For employees, the fair value is then charged to expense on the straight-line basis over the requisite service period.  For consultants, the fair value is remeasured at each reporting period and recorded as a liability until the award is settled.

  As of December 31, 2019, all options outstanding are fully vested; therefore, there is no potential impact of forfeitures. The Company is in a tax loss carryforward position and is not expected to realize a benefit from any additional compensation expense recognized under Topic 718 (see Note 7, “Income Taxes").

Net Loss Per Common Share

  Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding.  Options, deferred stock units, warrants, and the zero-coupon term loan convertible into or exercisable for certain shares of the Company’s common stock were not considered in the computation of net loss per share because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 11,477,000 shares and 11,398,000 shares for the years ended December 31, 2019 and 2018, respectively.

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

  Water rights, storage and supply programs are stated at cost.  Certain costs directly attributable to the development of such programs have been capitalized by the Company.  These costs, which are expected to be recovered through future revenues, consist of direct labor, drilling costs, consulting fees for various engineering, hydrological, environmental and additional feasibility studies, and other professional and legal fees.  We have not commenced depreciation of these assets as they are not yet in service.  While interest on borrowed funds is currently expensed, interest costs related to the construction of project facilities will be capitalized at the time construction of these facilities commences.

Goodwill and Other Assets

  As a result of a merger in May 1988 between two companies which eventually became known as Cadiz Inc., goodwill in the amount of $7,006,000 was recorded.  Approximately $3,193,000 of this amount was amortized prior to the adoption of Accounting Standards Codification 350, “Intangibles – Goodwill and Other” (“ASC 350”) on January 1, 2002.  Since the adoption of ASC 350, there have been no goodwill impairments recorded.  The Cadiz reporting unit to which $3.8 million of goodwill is allocated had a negative carrying amount on December 31, 2019 and 2018.

  Deferred loan costs represent costs incurred to obtain debt financing.  Such costs are amortized over the life of the related loan using the effective interest method.  At December 31, 2019, the deferred loan fees are not material.

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

 The Company performs an annual impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any).  This quantitative assessment is performed at least annually in the fourth quarter and compares a reporting unit’s fair value to its carrying amount to determine if there is a potential impairment.  An impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.  No impairment charge was recorded during the current fiscal year.

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

Fair Value of Financial Instruments

  Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable.  Financial liabilities with carrying values approximating fair value include accounts payable and accrued liabilities due to their short-term nature.  The carrying value of the Company’s secured debt approximates fair value, based on interest rates available to the Company for debt with similar terms.  The fair value of the Company’s convertible debt exceeds its carrying value due to the increased value of its conversion feature, which is determined using the Black-Scholes model.  See Note 6, “Long-Term Debt”, for discussion of fair value of debt.

SoCal Hemp JV

  On July 31, 2019, SoCal Hemp JV LLC (the “JV”) was created by Cadiz Real Estate LLC (a fully owned subsidiary of Cadiz Inc.) and SoCal Hemp Co, LLC (a fully owned subsidiary of Glass House Farms, a division of California Cannabis Enterprises, Inc., which is an unrelated company to Cadiz Inc.) when the two parties entered into a Limited Liability Company Agreement (“LLC Agreement”).  The JV is 50% owned by Cadiz Real Estate LLC and 50% owned by SoCal Hemp Co., LLC.  Pursuant to the LLC Agreement, the JV profits and losses are allocated to the members based on their ownership share.  The Company accounts for its investment in the JV using the equity method of accounting. Additionally, the LLC Agreement provides that, at the request of SoCal Hemp Co, LLC, their share of initial costs could be funded by Cadiz in the form of a loan which would bear interest at 8% per annum (“Stage 1 Loan”).  Repayment of the Stage 1 Loan would be through priority distribution from the JV.  As of December 31st, 2019, the Company recorded a note receivable in the amount of $377 thousand related to the Stage 1 Loan.

  The carrying value of the investment was $729 thousand at December 31, 2019.  During the year, we made contributions to the JV of $741 thousand through payment of JV expenses, capitalized $162 thousand of direct start-up costs and recorded $490 thousand of losses.  In addition, $315 thousand of contributions to the JV were recorded in accrued expenses at December 31, 2019, and are expected to be paid in the first fiscal quarter of 2020.

Supplemental Cash Flow Information

  Under the terms of the Senior Secured Debt, the Company is required to pay 25% of all future quarterly interest payments in cash.  During the year ended December 31, 2019, approximately $1.37 million in interest payments on the Senior Secured Debt was paid in cash.  No other payments are due on the Senior Secured Debt or the Company’s Convertible Senior Notes prior to their maturities.

  During the year ended December 31, 2019, approximately $12.7 million in convertible notes were converted by certain of the Company’s lenders.  As a result, 1,918,444 shares of common stock were issued to the lenders.

  At December 31, 2019, accruals for purchases of PP&E received was $3.2 million, and are expected to be paid in the first fiscal quarter of 2020.  At December 31, 2018, this amount was immaterial.

  The balance of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is comprised of the following:

Cash, Cash Equivalents and Restricted Cash	December 31, 2019	December 31, 2018
(in thousands)

Cash and Cash Equivalents	$15,682	$12,558
Restricted Cash included in Other Assets	134	133
Cash, Cash Equivalents and Restricted Cash in the Consolidated Statement of Cash Flows	$15,816	$12,691

  The restricted cash amounts included in Other Assets primarily represent a deposit from a water project participant related to a cost-sharing agreement.

  Cash payments for income taxes were $6,000 for each of the years ended December 31, 2019 and 2018.

Recent Accounting Pronouncements

Accounting Guidance Not Yet Adopted

  In August 2018, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which modifies the disclosure requirements for fair value measurements.  This update is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted.  The Company is currently assessing this new guidance and expects this new standard will not have a material impact on the consolidated financial statements.

  In August 2018, the FASB issued an accounting standards update on a customer’s accounting for implementation costs incurred in a cloud computing arrangement.  This update is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted.  The Company is currently assessing this new guidance and expects this new standard will not have a material impact on the consolidated financial statements.

  In June 2016, FASB issued an accounting standards update which introduces new guidance for the accounting for credit losses on certain financial instruments.  This update is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted.  The Company is currently assessing this new guidance and expects this new standard will not have a material impact on the consolidated financial statements.

  In December 2019, FASB issued an accounting standards update which reduces complexity in accounting standards by removing certain exceptions to the general principles in Topic 740.  This update is effective for fiscal years beginning after December 15, 2021, and for interim periods within those fiscal years, with early adoption permitted.  The Company is currently assessing this new guidance and expects this new standard will not have a material impact on the consolidated financial statements.

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

NOTE 3 – PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

  Property, plant, equipment and water programs consist of the following (dollars in thousands):

	December 31,
	2019	2018

Land and land improvements	$25,064	$25,064
Water programs	27,127	23,812
Buildings	1,576	1,572
Leasehold improvements	570	570
Furniture and fixtures	461	461
Machinery and equipment	1,543	1,422
Construction in progress	299	146
	56,640	53,047
Less accumulated depreciation	(6,693)	(6,428)

	$49,947	$46,619

NOTE 4 – OTHER ASSETS

  Other assets consist of the following (dollars in thousands):

	December 31,
	2019	2018

Prepaid rent	$3,925	$3,740
Right-of-use asset	59	-
Security deposits	134	133
	$4,118	$3,873

  Prepaid rent primarily consists of fees incurred to obtain the right-of-way for the Water Project.  Amortization of prepaid rent was approximately $115,000 for each of the years ended December 31, 2019 and 2018.

NOTE 5 – ACCRUED LIABILITIES

  At December 31, 2019 and 2018, accrued liabilities consist of the following (dollars in thousands):

	December 31,
	2019	2018

Payroll, bonus, and benefits	$628	$1,163
Legal and consulting	510	405
Stock-based compensation	71	71
Well Development	1,038	-
Northern Pipeline Quality Test	1,868	-
Other accrued expenses	421	431
	$4,536	$2,070

NOTE 6 – LONG-TERM DEBT

  At December 31, 2019 and 2018, the carrying amount of the Company’s outstanding debt is summarized as follows (dollars in thousands):

	December 31,
	2019	2018

Senior secured debt due May 25, 2021 Interest accrues at 8% per annum	$72,341	$67,401
Convertible note instrument due March 5, 2020 Interest accrues at 7% per annum	65,514	73,158
Other loans	45	104
Debt discount and debt issuance costs, net of accumulated accretion	(304)	(4,358)
Total outstanding long-term debt	137,596	136,305

Less current portion	31	59

Total outstanding debt	$137,565	$136,246

  The carrying value of the Company’s Senior Secured Debt approximates fair value.  The fair value of the Company’s Senior Secured Debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company by its lenders for similar debt instruments of comparable maturities by its lenders.

  The fair value of the Company’s convertible debt exceeds its carrying value of approximately $65.2 million, which includes accreted interest, by approximately $41.4 million due to the increased value of its conversion feature.  The conversion feature’s fair value increases as the Company’s common stock price increases.  The fair value of the conversion feature (Level 3) is determined using the Black-Scholes model.  Significant inputs to the model were the conversion price ($6.75), the number of shares of common stock that could be acquired upon conversion as of December 31, 2019, the Company’s stock price as of December 31, 2019 of $11.02 and stock volatility of 32%, which was determined using our publicly-traded stock price over the last year.

  Pursuant to the Company’s loan agreements, annual maturities of long-term debt outstanding on December 31, 2019, are as follows:

Year Ending December 31	($ in thousands)

2020	$65,545
2021	72,355
2022	-
2023	-
2024+	-
Total	$137,900

Credit Agreement

  On May 25, 2017 (“Closing Date”), the Company entered into a new $60 million credit agreement with funds affiliated with Apollo Global Management, LLC (“Apollo”) that replaced and refinanced the Company’s then existing $45 million senior secured mortgage debt and provided $15 million of new senior debt to fund immediate construction related expenditures. Further, in March 2020, the Company entered into an agreement with Apollo that allows the Company to extend the maturity of the Apollo debt for an additional year from May 2021 to May 2022 at the Company’s option (“Extension Option”) (see Note 14, “Subsequent Events”).

  Interest on the Senior Secured Debt is due quarterly on each March 31, June 30, September 30 and December 31 (each an “Interest Date”) beginning on June 30, 2017.  Interest on the Senior Secured Debt will (i) accrete to the outstanding principal amount at a rate per annum equal to 6% (the “PIK Rate”) compounded quarterly on each Interest Date and (ii) accrue on the outstanding principal amount at a rate per annum equal to 2% (the “Cash Rate”). The Company, in its discretion, may make any quarterly interest payment in cash on the applicable Interest Date at the PIK Rate, in lieu of accretion of such interest to the principal amount at the PIK Rate.

  The Accreted Loan Value plus the Applicable Prepayment Premium will be due and payable on the Maturity Date. “Accreted Loan Value” means, as of the date of determination, the outstanding principal amount of the applicable Loan, plus all accreted interest as of the calendar day immediately prior to such date of determination. “Applicable Prepayment Premium” means with respect to any repayment of the Senior Secured Debt (a) the Accreted Loan Value of the Senior Secured Debt being prepaid or repaid, as applicable, multiplied by (b) 3.00%.  The Applicable Prepayment Premium was further modified in connection with the Extension Option described above (see Note 14, “Subsequent Events”).

  The Company paid Apollo an upfront fee of 2.00% of the aggregate principal amount of the Senior Secured Debt funded on the Closing Date.  This amount was recorded as additional debt discount and is being amortized over the remaining term of the loan.

  In conjunction with the closing of the Senior Secured Debt in May 2017, the Company issued to its lender a warrant to purchase an aggregate 362,500 shares of its common stock (“Warrant”).  The warrant has a five-year term and had an initial exercise price of $14.94 per share, subject to adjustment.  The warrant exercise price was further modified in connection with the Extension Option described above (see Note 14, “Subsequent Events”).

  The Company recorded a debt discount at the time of the closing of the Senior Secured Debt in the amount of $2.9 million which was the fair value of the Warrant at the time it was issued.  The debt discount was amortized through December 2019.

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

  During 2019, the Company sold shares of common stock under the November 2018 ATM at a per-share price less than the Warrant’s initial exercise price, which triggered a down-round, reset provision and resulted in an adjusted exercise price of $14.54 as of December 31, 2019.  In addition, the Company recorded an adjustment of $30 thousand in additional paid-in capital related to the increase in the value of the effect of the down-round feature as of December 31, 2019.

Convertible Notes

  The Convertible Notes accrue interest at 7.00% per year, with no principal or interest payments due prior to maturity on March 5, 2020.  The Convertible Senior Notes were either converted into common stock pursuant to the terms of the existing Indenture or exchanged for a new Preferred stock prior to their maturity in March 2020 (see Note 14, “Subsequent Events”).

  The Company’s Senior Secured Debt and its Convertible Senior Notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company’s ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on the Company’s ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the Senior Secured Debt were negotiated by the parties with a view towards the Company’s operating and financial condition as it existed at the time the agreements were executed.  At December 31, 2019, the Company was in compliance with its debt covenants.

NOTE 7 – INCOME TAXES

  Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available carryforwards.  Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows (dollars in thousands):

	December 31,
	2019	2018

Deferred tax assets:
Net operating losses	$70,202	$65,852
Fixed asset basis difference	4,547	4,551
Contributions carryover	30	32
Deferred compensation	1,098	1,073
Accrued liabilities	271	492
Total deferred tax assets	76,148	72,000

Valuation allowance for deferred tax assets	(76,148)	(72,000)

Net deferred tax asset	$-	$-

  The valuation allowance increased $4,148,000 and $5,563,000 in 2019 and 2018, respectively.  The change in deferred tax assets resulted from current year net operating losses and changes to future tax deductions resulting from expiring net operating losses, terms of stock compensation plans, fixed assets, and accrued liabilities.   One of the tax law changes in the 2017 Tax Reform Act was to reduce the effective federal corporate tax rate to 21%, effective January 1, 2018.

  As of December 31, 2019, the Company had net operating loss (NOL) carryforwards of approximately $322 million for federal income tax purposes and $213 million for California income tax purposes.  Such carryforwards expire in varying amounts through the year 2038. For federal losses arising in tax years ending after December 31, 2017, the NOL carryforwards are allowed indefinitely.  Use of the carryforward amounts is subject to an annual limitation as a result of a previous ownership change.

  As of December 31, 2019, the Company possessed unrecognized tax benefits totaling approximately $1.5 million.  None of these, if recognized, would affect the Company’s effective tax rate because the Company has recorded a full valuation allowance against these tax assets.

  The Company’s tax years 2016 through 2019 remain subject to examination by the Internal Revenue Service, and tax years 2015 through 2019 remain subject to examination by California tax jurisdictions.  In addition, the Company’s loss carryforward amounts are generally subject to examination and adjustment for a period of three years for federal tax purposes and four years for California purposes, beginning when such carryovers are utilized to reduce taxes in a future tax year.

  A reconciliation of the income tax benefit to the statutory federal income tax rate is as follows (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017

Expected federal income tax benefit: (2019 & 2018 at 21%; 2017 at 34%)	$(6,200)	$(5,516)	$(11,477)
Loss with no tax benefit provided	2,508	4,175	8,156
State income tax	6	6	4
Expiring carryforwards	2,427	-	-
Non-deductible expenses and other	1,265	1,341	3,321

Income tax expense	$6	$6	$4

  Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against these assets.  Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.

NOTE 8 – COMMON STOCK

  The Company is authorized to issue 70 million shares at a $0.01 par value.  As of December 31, 2019, and December 31, 2018, the Company had 28,480,567 and 24,654,911 shares issued and outstanding, respectively.

  In January 2013, the Company revised its then existing agreement with the law firm of Brownstein Hyatt Farber Schreck LLP (“Brownstein”), a related party.  Under this agreement, the Company is to issue up to a total of 400,000 shares of the Company’s common stock, with 100,000 shares earned upon the achievement of each of four enumerated milestones as follows:

i.	100,000 shares earned upon the execution of the revised agreement, which was earned in 2013;

ii.	100,000 shares earned upon receipt by the Company of a final judicial order dismissing all legal challenges to the Final Environmental Impact Report for the Project, which was earned in 2016;

iii.	100,000 shares earned upon the signing of binding agreements for more than 51% of the Project’s annual capacity, which is not yet earned; and

iv.
100,000 shares earned upon the commencement of construction of all of the major facilities contemplated in the Final Environmental Impact Report necessary for the completion and delivery of the Project, which is not yet earned.

  All shares earned upon achievement of any of the four milestones will be payable three years from the date earned.

  Additionally, the Company incurred direct expenses to Brownstein of approximately $2.3 million and $1.9 million in 2019 and 2018, respectively.

NOTE 9 – STOCK-BASED COMPENSATION PLANS AND WARRANTS

  The Company has issued options and has granted stock awards pursuant to its 2009 Equity Incentive Plan, 2014 Equity Incentive Plan and 2019 Equity Incentive Plan, as described below.

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

  All options that have been issued under the above plans have been issued to officers, employees and consultants of the Company.  In total, options to purchase 492,500 shares were unexercised and outstanding on December 31, 2019 under the equity incentive plans.

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

  The Company recognized no stock-option-related compensation costs for the years ended December 31, 2019 and 2018 relating to these options.  No stock options were exercised during 2019.

  No options were granted in 2019 and 2018.  A summary of option activity under the plans as of December 31, 2019, and changes during the year ended December 31, 2018 are presented below:

				Average	Aggregate
			Weighted-	Remaining	Intrinsic
			Average	Contractual	Value
	Shares		Exercise Price	Term	($000’s)

Outstanding at January 1, 2018	507,500		$11.66	2.3	$3,934
Granted	-		$-
Forfeited, Expired or canceled	15,000		$11.75		$100
Exercised	-		$-

Outstanding at December 31, 2018	492,500		$11.66	1.3	$3,834
Granted	-		$-
Forfeited, Expired or canceled	-		$-		$-
Exercised	-		$-

Outstanding at December 31, 2019	492,500	(a)	$11.66	0.3	$3,834

Options exercisable at December 31, 2019	492,500		$11.66	0.3	$3,834

Weighted-average years of remaining contractual life of options outstanding at December 31, 2019	0.3

(a)	Exercise prices vary from $9.88 to $12.51, and expiration dates vary from January 2020 to December 2021.

Stock Awards to Directors, Officers, Consultants and Employees

  The Company has granted stock awards pursuant to its 2009 Equity Incentive Plan, 2014 Equity Incentive Plan and 2019 Equity Incentive Plan.

  Of the total 850,000 shares reserved under the 2009 Equity Incentive Plan, 297,265 shares were issued as share grants and 507,500 were issued as options.  Upon approval of the 2014 Equity Incentive Plan in June 2014, 45,235 shares remaining available for award under the 2009 Equity Incentive Plan were cancelled.

  Of the total 675,000 shares reserved under the 2014 Equity Incentive Plan, 674,987 shares have been awarded to the Company’s directors, consultants and employees.  Of the 674,987 shares awarded, 15,312 shares were awarded for service during the plan year ended June 30, 2019, became effective on that date and vested on January 31, 2020.  Upon approval of the 2019 Equity Incentive Plan in July 2019, 13 shares remaining available for award under the 2014 Equity Incentive Plan were cancelled.

  Of the total 1,200,000 shares reserved under the 2019 Equity Incentive Plan, 15,909 shares have been awarded to the Company directors and consultants as of December 31, 2019.

  The accompanying consolidated statements of operations and comprehensive loss include approximately $562,000 and $473,000 of stock-based compensation expense related to stock awards in the years ended December 31, 2019 and 2018, respectively.

  A summary of stock awards activity under the plans during the years ended December 31, 2018 and 2019 is presented below:

		Weighted-
		Average
		Grant-date
	Shares	Fair Value

Nonvested at December 31, 2017	8,694	$13.81
Granted	35,720	$12.67
Forfeited or canceled	-	$-
Vested	(34,190)	$12.94

Nonvested at December 31, 2018	10,224	$12.71
Granted	49,228	$10.76
Forfeited or canceled	-	$-
Vested	(44,140)	$11.33

Nonvested at December 31, 2019	15,312	$10.45

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

  Pursuant to cost-sharing agreements that have been entered into by participants in the Company’s Water Project, $750,000 in funds have been received in order to offset costs incurred in the environmental analysis of the Water Project.  These funds may either be reimbursed or credited to participants participation in the Water Project and, accordingly, are fully reflected as deferred revenue as of December 31, 2019 and December 31, 2018.

  There are no material legal proceedings pending to which the Company is a party or of which any of the Company’s property is the subject.

NOTE 12 – LEASES

  The Company has operating leases for corporate offices, vehicles and office equipment. The Company’s leases have remaining lease terms of 8 months to 20 months, some of which include options to extend or terminate the lease. However, the Company is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not considered in the lease term or the right-of-use asset and lease liability balances. The Company’s current lease arrangements expire in 2021.  The Company does not have any finance leases.

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

  Lease balances.  Amounts recognized in the accompanying consolidated balance sheet as of December 31, 2019 are as follows (in thousands):

Activity	Balance Sheet Location	Balance
ROU assets	Other assets	$59
Short-term lease liability	Other liabilities	$44
Long-term lease liability	Other long-term liabilities	$15

  Lease cost. The Company’s operating lease cost for the year ended December 31, 2019 was $97 thousand.

  Lease commitments. The table below summarizes the Company’s scheduled future minimum lease payments under operating, recorded on the balance sheet as of December 31, 2019 (in thousands):

2020	46
2021	15
Total lease payments	61
Less: Imputed interest	(2)
Present value of lease payments	59
Less: current maturities of lease obligations	(44)
Long-term lease obligations	$15

  Most of our lease agreements do not provide a readily determinable implicit rate nor is it available to us from our lessors. Instead, we estimate the Company’s incremental borrowing rate based on information available at either the implementation date of Topic 842 or at lease commencement for leases entered into thereafter in order to discount lease payments to present value. The table below presents additional information related to our leases as of December 31, 2019:

Weighted Average Remaining Lease Term
Operating leases	1 year

Weighted Average Discount Rate
Operating leases	6%

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

  Under the FVF Lease Agreement, the Company has a repurchase option to terminate the lease at any time during the twenty (20) year period following the effective date of the lease (“Termination Option Period”) upon (1) repayment of the one-time $12 million lease payment plus a ten percent (10%) compounded annual return (provided that the amount of such payment shall be not less than $14,400,000), (2) reimbursement of water-related infrastructure on the leased property plus 8% per annum as well as the actual costs of any farming-related infrastructure installed on the leased property and (3) reimbursement of certain pipeline-related development expenses, working in coordination with Cadiz, not to exceed $3,000,000 (such payments, the “ Termination Payments “).  If (x) Cadiz does not exercise its termination right within such 20-year period or (y) the Agent under Cadiz’s credit agreement declares an event of default under Cadiz’s Senior Secured Debt and accelerates the indebtedness due and owing thereunder by Cadiz (or such indebtedness automatically accelerates under the terms of Cadiz’s Senior Secured Debt), then the lessee may purchase the leased property for $1.00.  The Company has recorded the one-time payment of $12 million, before legal fees, paid by FVF as a long-term lease liability.  The Company’s consolidated statement of operations reflects a net charge equal to a 10% finance charge compounding annually over the 20-year Termination Option Period.  The net charge to the consolidated statement of operations reflects (1) rental income associated with the use of the land by FVF over the 20-year termination option period and (2) interest expense at a market rate reflective of a 20-year secured loan transaction. As a result of this transaction, the Company incurred approximately $490 thousand of legal fees which was recorded as a debt discount and is being amortized over the 20-year Termination Option Period.

  The Company expects to receive rental income of $420 thousand annually over the next five years related to the FVF Lease Agreement.

  On July 31, 2019, the JV entered into a lease agreement (the “Lease Agreement”) with the Company whereby the JV will cultivate industrial hemp on up to 9,600 acres at the Company’s agricultural property in eastern San Bernardino County, California (“Cadiz Ranch”).  Under the terms of the Agreement, the JV initially leased 1,280 acres at the Cadiz Ranch and holds options to lease up to 8,320 additional acres by 2022.  The Agreement has an initial term of five years and the JV has the option to extend the term for three successive periods of five years each.  In consideration for the lease arrangement, the JV will provide the Company an annual rental payment equal to $500 per acre of leased property, subject to periodic CPI adjustment.  The lease commencement date is contingent on the Company performing certain activities to bring the property to the specifications required by the JV.  We expect the lease commencement date to be in the first quarter of 2020.

NOTE 13 – FAIR VALUE MEASUREMENTS

  The following table presents information about warrant derivative liabilities that are measured at fair value on a recurring basis as of December 31, 2018 and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	Derivatives at Fair Value as of December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total

Warrant liabilities	-	-	(865)	(865)
Total warrant liabilities	$-	$-	$(865)	$(865)

  The following table presents a reconciliation of Level 3 activity for the years ended December 31, 2018 and 2019:

Level 3 Liabilities
(in thousands)	Warrant Liabilities

Balance at January 1, 2018	$2,387

Unrealized gains, net	(1,522)
Balance at December 31, 2018	$865

Reclassification of warrant liability to additional paid-in capital upon adoption of ASU 2017-11	(865)
Balance at December 31 ,2019	$-

NOTE 14 – SUBSEQUENT EVENTS

  On March 5, 2020, the Company entered into Conversion and Exchange Agreements (the “Exchange Agreements”) with certain holders (the “Holders”) of the Company’s 7% Convertible Senior Notes due 2020 (the “Convertible Notes”) having an aggregate original principal amount of $27.4 million.  Pursuant to the terms of the Exchange Agreements, the Holders exchanged an aggregate amount payable of $27.3 million under the Convertible Notes for an aggregate of 10,000 shares of Series 1 Preferred Stock and the Holders converted the remaining aggregate amount payable of $17.5 million of Convertible Notes into 2.6 million shares of common stock in accordance with the terms of the existing Indenture.  Following the transactions, all of the Convertible Notes held by the Holders, as well as all the remaining Convertible Notes held by others that were converted in accordance with the existing Indenture at maturity have been satisfied in full and cancelled.

  On March 5, 2020, the Company entered into an agreement with its senior lender, Apollo Global Management LLC (“Apollo”), in which the Company acquired the option to extend the current May 2021 maturity date of its loan to May 2022.  The fee to acquire this option included the repricing of 362,500 warrants held by Apollo to $6.75 and an increase in the applicable prepayment premium of up to 7% of the accreted value of the loan.

  During the first quarter of fiscal year 2020, the Company issued 408,992 shares of common stock in its November 2018 ATM Offering for gross proceeds of $4.0 million.  As of March 6, 2020, the Company completed its November 2018 At the Market Offering of up to $25 million.

NOTE 15 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands, except per share data)
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019

Revenues	$109	$111	$110	$111
Gross profit	109	111	110	111
Operating loss	(2,881)	(3,240)	(2,956)	(2,912)
Net loss	(7,260)	(7,476)	(7,444)	(7,348)
Basic and diluted net loss per common share	$(0.29)	$(0.28)	$(0.28)	$(0.27)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018

Revenues	$108	$109	$112	$111
Gross profit (loss)	108	109	112	111
Operating loss	(2,486)	(2,255)	(2,488)	(3,992)
Net loss	(5,971)	(6,032)	(6,240)	(8,030)
Basic and diluted net loss per common share	$(0.26)	(0.25)	$(0.26)	$(0.33)