Form 10-Q
period 2020-03-31
CADIZ INC
filed 2020-05-07
CIK 727273

united states
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☑   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2020
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No □

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer" , "smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:
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

As of May 5, 2020, the Registrant had 34,796,106 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.

Cadiz Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Three Months
	Ended March 31,
($ in thousands, except per share data)	2020	2019

Total revenues	$114	$109

Costs and expenses:
General and administrative	3,977	2,924
Depreciation	79	66

Total costs and expenses	4,056	2,990

Operating loss	(3,942)	(2,881)

Interest expense, net	(3,572)	(4,234)
Interest income	22	53
Debt conversion expense	-	(197)
Loss on extinguishment of debt	(12,394)	-

Loss before income taxes	(19,886)	(7,259)
Income tax expense	(2)	(1)
Loss from equity-method investments	(626)	-

Net loss and comprehensive loss applicable to common stock	$(20,514)	$(7,260)

Basic and diluted net loss per common share	$(0.66)	$(0.29)

Basic and diluted weighted average shares outstanding	31,113	25,327

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
($ in thousands, except per share data)	2020	2019

ASSETS

Current assets:
Cash and cash equivalents	$10,518	$15,682
Accounts receivable	76	49
Prepaid expenses and other current assets	632	386

Total current assets	11,226	16,117

Property, plant, equipment and water programs, net	51,626	49,947
Long-term deposit/prepaid expenses	2,000	2,000
Equity-method investments	1,028	729
Goodwill	3,813	3,813
Other assets	4,378	4,118

Total assets	$74,071	$76,724

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$961	$194
Accrued liabilities	975	4,536
Current portion of long-term debt	20	31
Warrant derivative liabilities	2,547	-
Other liabilities	45	44

Total current liabilities	4,548	4,805

Long-term debt, net	72,397	137,565
Long-term lease obligations, net	16,060	15,707
Deferred revenue	750	750
Other long-term liabilities	3	15

Total liabilities	93,758	158,842

Stockholders’ deficit:
Preferred stock - $.01 par value; 100,000 shares authorized at March 31, 2020 and
December 31, 2019; shares issued – 10,000 at March 31, 2020 and 0 at December 31, 2019	1	-
Common stock - $.01 par value; 70,000,000 shares authorized at March 31, 2020 and
December 31, 2019; shares issued and outstanding – 34,772,030 at
March 31, 2020 and 28,480,567 at December 31, 2019	347	285
Additional paid-in capital	502,076	419,194
Accumulated deficit	(522,111)	(501,597)
Total stockholders’ deficit	(19,687)	(82,118)

Total liabilities and stockholders’ deficit	$74,071	$76,724

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months
	Ended March 31,
($ in thousands)	2020	2019

Cash flows from operating activities:
Net loss	$(20,514)	(7,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	79	66
Amortization of debt discount and issuance costs	351	1,009
Interest expense added to loan principal	1,854	2,489
Interest expense added to lease liability	347	300
Loss on equity method investments	626	-
Loss on debt conversion and extinguishment of debt	12,396	-
Debt conversion expense	-	197
Compensation charge for stock and share option awards	1,250	122
Unrealized loss on warrant derivative liabilities	561	-
Changes in operating assets and liabilities:
Accounts receivable	(27)	(21)
Prepaid expenses and other current assets	(246)	(244)
Other assets	(271)	(284)
Accounts payable	738	663
Accrued liabilities	(1,523)	(1,072)

Net cash used in operating activities	(4,379)	(4,035)

Cash flows from investing activities:
Contributions to equity-method investments	(1,240)	-
Additions to property, plant and equipment and water programs	(3,453)	(165)

Net cash used in investing activities	(4,693)	(165)

Cash flows from financing activities:
Net proceeds from issuance of stock	3,923	7,891
Principal payments on long-term debt	(15)	(14)

Net cash provided by (used in) financing activities	3,908	7,877

Net (decrease) increase in cash, cash equivalents and restricted cash	(5,164)	3,677

Cash, cash equivalents and restricted cash, beginning of period	15,816	12,691

Cash, cash equivalents and restricted cash, end of period	$10,652	$16,368

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Stockholders' Deficit (Unaudited)

($ in thousands, except share data)
					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2019	28,480,567	$285	-	$-	$419,194	$(501,597)	$(82,118)

Issuance of shares pursuant to bond conversion	5,766,337	57	-	-	38,843	-	38,900

Stock-based compensation expense	116,134	1	-	-	1,250	-	1,251

Issuance of shares pursuant to ATM offerings	408,992	4	-	-	3,919	-	3,923

Reclassification of warrant liability	-	-	-	-	(865)	-	(865)

Issuance of preferred shares	-	-	10,000	1	39,735	-	39,736

Net loss and comprehensive loss	-	-			-	(20,514)	(20,514)

Balance as of March 31, 2020	34,772,030	$347	10,000	$1	$502,076	$(522,111)	$(19,687)

Cadiz Inc.

Condensed Consolidated Statements of Stockholders' Deficit (Unaudited)

($ in thousands, except share data)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2018	24,654,911	$247	$383,521	$(470,008)	$(86,240)

Issuance of shares pursuant to bond conversion	485,020	5	3,199	-	3,204

Stock-based compensation expense	17,307	-	122	-	122

Issuance of shares pursuant to ATM offerings	782,814	7	7,884	-	7,891

Reclassification of warrant liability to additional paid-in capital(1)	-	-	2,896	(2,031)	865

Net loss and comprehensive loss	-	-	-	(7,260)	(7,260)

Balance as of March 31, 2019	25,940,052	$259	$397,622	$(479,299)	$(81,418)

(1)	A cumulative effect adjustment of $2,031 thousand was recognized as of January 1, 2019, upon adoption of ASU 2017-11.

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements and notes have been prepared by Cadiz Inc., also referred to as “Cadiz” or “the Company”, without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates and such differences may be material to the financial statements. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of results for the entire fiscal year ending December 31, 2020.

Liquidity

The Condensed Consolidated Financial Statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.  The Company incurred losses of $20.5 million for the three months ended March 31, 2020, compared to $7.3 million for the three months ended March 31, 2019.  $12.4 million of this higher first quarter loss was a one-time non-cash charge, reflecting the excess of the fair value of the new preferred stock issued over the historical book value of the related convertible debt retired pursuant to Conversion and Exchange Agreements (see Note 2 – “Long-Term Debt”).  The Company had working capital of $6.7 million at March 31, 2020 and used cash in its operations of $4.4 million for the three months ended March 31, 2020.

Cash requirements during the three months ended March 31, 2020 primarily reflect certain administrative costs related to the Company’s water project development efforts.  Currently, the Company’s sole focus is the development of its land and water assets.

In November 2018, the Company entered into an At Market Issuance Sales Agreement under which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $25 million from time to time in an “at-the-market” offering (the “November 2018 ATM Offering”).  The Company completed the offering during March 2020, having issued a total of 2,369,170 shares of common stock in the November 2018 ATM Offering for gross proceeds of $25 million and aggregate net proceeds of approximately $24.2 million.

In May 2017, the Company entered into a new $60 million credit agreement (“Credit Agreement”) with funds affiliated with Apollo Global Management, LLC (“Apollo”) that replaced and refinanced its then existing $45 million senior secured mortgage debt (“Prior Senior Secured Debt”) and provided $15 million of new senior debt to fund immediate construction related expenditures (“Senior Secured Debt”).  The Company’s Senior Secured Debt and its convertible notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company’s ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on the Company’s ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the Senior Secured Debt were negotiated by the parties with a view towards the Company’s operating and financial condition as it existed at the time the agreements were executed.  At March 31, 2020, the Company was in compliance with its debt covenants.  Additionally, the Company entered into an agreement with Apollo that allows the Company to extend the maturity of the Apollo debt for an additional year from its current contractual maturity of May 2021 to May 2022 at the Company’s option. (see Note 2 – “Long-Term Debt”).

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

The Company’s acquisition of a 124-mile extension of its Northern Pipeline will require a $19 million payment within 180 days upon completion of certain conditions precedent under the purchase agreement with El Paso Natural Gas Company (“EPNG”).  If the acquisition of the 124-mile segment is not completed, then the Company’s Northern Pipeline opportunities will be limited to the 96-mile segment it already owns.

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

Supplemental Cash Flow Information

Under the terms of the Senior Secured Debt, the Company is required to pay 25% of all future quarterly interest payments in cash.  During the three months ended March 31, 2020, approximately $355 thousand in interest payments on the corporate secured debt was paid in cash.  No other principal payments are due on the Senior Secured Debt or the Company’s convertible notes prior to their maturities.

During the three months ended March 31, 2020, approximately $38.9 million in convertible notes were converted into common stock by certain of the Company’s lenders.  As a result, 5,766,337 shares of common stock were issued to the lenders.  This conversion activity represents a non-cash financing activity.  Pursuant to the terms of Conversion and Exchange Agreements, as discussed above, approximately $27.3 million of Convertible Notes were exchanged for an aggregate of 10,000 shares of Series 1 Preferred Stock.

At March 31, 2020, accruals for purchases of PP&E received was $516 thousand, and are expected to be paid in the second fiscal quarter of 2020.

The balance of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is comprised of the following:

Cash, Cash Equivalents and Restricted Cash	March 31, 2020	December 31, 2019	March 31, 2019
(in thousands)

Cash and Cash Equivalents	$10,518	$15,682	$16,235
Restricted Cash included in Other Assets	134	134	133
Cash, Cash Equivalents and Restricted Cash in the Consolidated Statement of Cash Flows	$10,652	$15,816	$16,368

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

In June 2016, FASB issued an accounting standards update which introduces new guidance for the accounting for credit losses on certain financial instruments.  This update is effective for fiscal years beginning after December 15, 2023, and for interim periods within those fiscal years, with early adoption permitted.  The Company is currently assessing this new guidance and expects this new standard will not have a material impact on the consolidated financial statements.

Accounting Guidance Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which modifies the disclosure requirements for fair value measurements.  This update is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted.  The Company adopted this guidance on January 1, 2020.  The adoption of this update modified our disclosures, but had no impact on the Company’s condensed consolidated financial statements (see Note 7 – “Fair Value Measurements”).

In August 2018, the FASB issued an accounting standards update on a customer’s accounting for implementation costs incurred in a cloud computing arrangement.  This update is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted.  The Company adopted this guidance on January 1, 2020, and the new standard had no impact on the Company’s condensed consolidated financial statements.

NOTE 2 – LONG-TERM DEBT

The carrying value of the Company’s Senior Secured Debt approximates fair value.  The fair value of the Company’s Senior Secured Debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company by its lenders for similar debt instruments of comparable maturities by its lenders.

On March 5, 2020, the Company entered into Conversion and Exchange Agreements (the “Exchange Agreements”) with certain holders (the “Holders”) of the Company’s 7% Convertible Senior Notes due 2020 (the “Convertible Notes”) having an aggregate original principal amount of $27.4 million.  Pursuant to the terms of the Exchange Agreements, the Holders exchanged an aggregate amount payable of $27.3 million under the Convertible Notes for an aggregate of 10,000 shares of Series 1 Preferred Stock and the Holders converted the remaining aggregate amount payable of $17.5 million of Convertible Notes into 2.6 million shares of common stock in accordance with the terms of the existing Indenture.  Each preferred share is convertible at any time at the option of the Holder into 405.05 shares of Common Stock.  Following the transactions, all of the Convertible Notes held by the Holders, as well as all the remaining Convertible Notes held by others that were converted in accordance with the existing Indenture at maturity have been satisfied in full and cancelled.  Pursuant to applicable guidance, the Series 1 Preferred Stock was recorded in Stockholders’ Equity at fair value, which was determined using an option pricing model.  A loss of $12.4 million was recorded in the Condensed Consolidated Statement of Operations and Comprehensive Income, representing the excess of the fair value of the Series 1 Preferred Stock over the historical book value of the related Convertible Notes.

On March 5, 2020, the Company entered into an agreement with its senior lender, Apollo Global Management LLC (“Apollo”), in which the Company acquired the option to extend the current May 2021 maturity date of its loan to May 2022 (“Extension Option”).  The fee to acquire the Extension Option included the repricing of 362,500 warrants held by Apollo to $6.75 and the extension of their expiration date by 36 months (“Warrant Modification”), together with an increase in the applicable prepayment premium of up to 7% of the accreted value of the loan.  Additionally, if the Company exercises the Extension Option, the exercise price of the warrants automatically decreases to $0.01 per share and the expiration date of the warrants will automatically be extended by an additional 12 months.

At the time of the Warrant Modification, the Company recorded a warrant liability in the amount of $2.0 million, which was the carrying value of the warrant prior to modification in the amount of $0.9 million combined with the increase in fair value of the warrant in the amount of $1.1 million.  This increase in fair value of the warrant at the time of the Warrant Modification was recorded to debt issuance costs and will be amortized over the remaining life of the Senior Secured Debt.  The fair value of the warrant liability is remeasured each reporting period using an option pricing model, and the change in fair value is recorded as an adjustment to the warrant liability with the unrealized gains or losses reflect in interest expense.

Total unrealized losses of $561 thousand for warrant liabilities accounted for as derivatives have been recorded in interest expense in the three months ended March 31, 2020.

NOTE 3 – STOCK-BASED COMPENSATION PLANS

The Company has outstanding options and stock awards pursuant to its 2009 Equity Incentive Plan, 2014 Equity Incentive Plan and 2019 Equity Incentive Plan.

Stock Options to Directors, Officers and Consultants

In total, options to purchase 115,000 shares were unexercised and outstanding on March 31, 2020 under these equity incentive plans.  The Company recognized no stock option related compensation costs in each of the three months ended March 31, 2020 and 2019.  Additionally, no options were exercised during the three months ended March 31, 2020.

Stock Awards to Directors, Officers, and Consultants

The Company has granted stock awards pursuant to its 2014 Equity Incentive Plan and 2019 Equity Incentive Plan.

Of the total 675,000 shares reserved under the 2014 Equity Incentive Plan, 674,987 shares have been awarded to the Company’s directors, consultants and employees.  Of the 674,987 shares awarded, 15,312 shares were awarded for service during the plan year ended June 30, 2019.  These shares became effective on that date and vested on January 31, 2020.  Upon approval of the 2019 Equity Incentive Plan in July 2019, 13 shares remaining available for award under the 2014 Equity Incentive Plan were cancelled.

Of the total 1,200,000 shares reserved under the 2019 Equity Incentive Plan, 237,120 shares have been awarded to the Company directors and consultants as of March 31, 2020.

The accompanying consolidated statements of operations and comprehensive loss include approximately $1,250,000 and $122,000 of stock-based compensation expense related to stock awards in the three months ended March 31, 2020 and 2019, respectively.

NOTE 4 – INCOME TAXES

As of March 31, 2020, the Company had net operating loss (“NOL”) carryforwards of approximately $329 million for federal income tax purposes and $220 million for California state income tax purposes.  Such carryforwards expire in varying amounts through the year 2040.  For federal losses arising in tax years ending after December 31, 2017, the NOL carryforwards are allowed indefinitely.  Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

As of March 31, 2020, the Company possessed unrecognized tax benefits totaling approximately $1.5 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.

Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against these assets.  Accordingly, no deferred tax asset has been reflected in the accompanying condensed consolidated balance sheet.

NOTE 5 – NET LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding.  Options, deferred stock units, convertible debt, convertible preferred shares and warrants were not considered in the computation of net loss per share because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 1,679,000 and 11,707,000 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 6 – LEASES

The Company has operating leases for corporate offices, vehicles and office equipment. The Company’s leases have remaining lease terms of 5 months to 17 months as of March 31, 2020, some of which include options to extend or terminate the lease. However, the Company is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not considered in the lease term or the right-of-use asset and lease liability balances. The Company's current lease arrangements expire from 2020 through 2021.  The Company does not have any finance leases.

Lease balances.  Amounts recognized in the accompanying consolidated balance sheet as of March 31, 2020 and December 31, 2019 are as follows (in thousands):

As of March 31, 2020
Activity	Balance Sheet Location	Balance
ROU assets	Other assets	$48
Short-term lease liability	Other liabilities	$45
Long-term lease liability	Other long-term liabilities	$3

As of December 31, 2019
Activity	Balance Sheet Location	Balance
ROU assets	Other assets	$59
Short-term lease liability	Other liabilities	$44
Long-term lease liability	Other long-term liabilities	$15

Lease cost. The Company’s operating lease cost for the three months ended March 31, 2020 was $11,625.

Lease commitments. The table below summarizes the Company’s scheduled future minimum lease payments under operating, recorded on the balance sheet as of March 31, 2020 (in thousands):

2020	$35
2021	15
Total lease payments	50
Less: Imputed interest	(2)
Present value of lease payments	48
Less: current maturities of lease obligations	(45)
Long-term lease obligations	$3

The table below presents additional information related to our leases as of March 31, 2020:

Weighted Average Remaining Lease Term
Operating leases	1 years

Weighted Average Discount Rate
Operating leases	6%

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

    On July 31, 2019, the JV entered into a lease agreement (the “Lease Agreement”) with the Company whereby the JV will cultivate industrial hemp on up to 9,600 acres at the Company’s agricultural property in eastern San Bernardino County, California (“Cadiz Ranch”).  Under the terms of the Agreement, the JV initially leased 1,280 acres at the Cadiz Ranch and holds options to lease up to 8,320 additional acres by 2022.  The Lease Agreement was amended in March 2020 to reduce the initially leased acreage to 242 and extend the options to lease the remaining acreage until 2023.  The Agreement has an initial term of five years and the JV has the option to extend the term for three successive periods of five years each.  In consideration for the lease arrangement, the JV will provide the Company an annual rental payment equal to $500 per acre of leased property, subject to periodic CPI adjustment.  The lease commenced on March 1, 2020 when the Company completed certain activities to bring the property to the specification required by the JV.  Assuming no further options are exercised, the Company expects to receive rental income of approximately $121 thousand annually over the next five years related to the JV Lease Agreement.

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

On March 5, 2020, the Company entered into an amendment to a warrant agreement with its senior lender which, among other provisions, repriced 362,500 warrants held by the senior lender to $6.75 (the “Warrant”) (see Note 2 – “Long-Term Debt”, above).  As a result, the Company reclassified the carrying value of the Warrant prior to the modification from additional paid-in capital in the amount of $865 thousand to a warrant liability, as the Warrant met the definition of a derivative.  In addition, the Company recorded debt issuance costs in the amount of $1.1 million, which was the increase in fair value of the warrant at the time of the modification.  The fair value of the warrant liability is remeasured each reporting period using an option pricing model, and the change in fair value is recorded as an adjustment to the warrant liability with the unrealized gains or losses reflect in interest expense.  As of March 31, 2020, the company recognized a loss of $561 thousand related to the remeasurement of the warrant derivative liability at fair value.

	Derivatives at Fair Value as of March 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total

Warrant derivative liabilities	$-	$-	$2,547	$2,547
Total warrant derivative liabilities	$-	$-	$2,547	$2,547

 The following table presents a reconciliation of Level 3 activity for the three month period ended March 31, 2020:

Level 3 Liabilities
(in thousands)	Warrant Derivative Liabilities

Balance at December 31, 2019	$-
Reclassification of warrant liability	1,986
Unrealized loss on warrants	561
Balance at March 31, 2020	$2,547

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the following discussion contains trend analysis and other forward-looking statements.  Forward-looking statements can be identified by the use of words such as "intends", "anticipates", "believes", "estimates", "projects", "forecasts", "expects", "plans" and "proposes".  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements.  These include, among others, our ability to maximize value from our land and water resources and our ability to obtain new financings as needed to meet our ongoing working capital needs.  See additional discussion under the heading "Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.  Our forward-looking statements are made only as of the date hereof.  We assume no duty to update these forward-looking statements to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

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

Further, the availability of supplies in California differs greatly from year to year due to natural hydrological variability.  Over the last decade, California experienced an historic drought featuring record-low winter precipitation, record wet years and average years.  The 2018-2019 winter was a wet year, with snowpack and rainfall well above average through the summer of 2019, however 2020 is on track to be another dry year, with snowpack at 53% of normal through April 1st.  The rapid swings between wet and dry years challenges California’s traditional supply system and supports the need for reliable storage and access to local supplies.

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

On February 7, 2020 we received a letter from the BLM that was responsive to the Court’s remand (“2020 Evaluation”). The 2020 Evaluation sets forth in detail why the Project’s proposed use of the ARZC right-of-way for the Southern Pipeline and related railroad improvements furthers multiple and substantial railroad purposes and is therefore within the scope of the right-of-way, consistent with BLM’s conclusion in October 2017.  The 2020 Evaluation references the extensive record and sets forth the precise factual basis for its conclusions in detail while reaffirming the October 2017 BLM’s findings.

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
As part of the agricultural development to be conducted under the lease arrangements, the groundwater production capacity of the property’s existing well-field will be enhanced through infrastructure improvements that are complementary to the Water Project.  Three new production wells were added to our agricultural infrastructure in the first quarter of 2020, which together have the capacity to produce an additional 12,500 acre feet per annum.  All agricultural production is fully compatible with the Cadiz Water Project. Overlying farming demands will be coordinated with project operations and existing Court-validated permits.

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

Results of Operations

Three Months Ended March 31, 2020, Compared to Three Months Ended March 31, 2019

We have not received significant revenues from our water resource and real estate development activity to date.  Our revenues have been limited to rental income from our agricultural leases (see “Agricultural Development”, above).  As a result, we have historically incurred a net loss from operations.  We incurred a net loss of $20.5 million in the three months ended March 31, 2020, compared to a $7.3 million net loss during the three months ended March 31, 2019.  The higher 2020 loss was primarily due to a loss on early extinguishment of debt in the amount of $12.4 million, which was a one-time non-cash charge, reflecting the excess of the fair value of the new preferred stock issued over the historical book value of the related convertible debt retired pursuant to Conversion and Exchange Agreements.  If the related convertible debt had been recorded at fair value and marked to market over the term of the debt, the excess of the fair value of the new preferred stock issued over the value of the related convertible debt would not have been significant. (see Note 2- “Long-Term Debt”) (see “Current Financing Arrangements”, below).

Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e., general and administrative expense) and our interest expense.  We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

Revenues  Revenue totaled $114 thousand during the three months ended March 31, 2020, compared to $109 thousand for the three months ended March 31, 2019. Revenues primarily related to rental income from our agricultural leases (see “Agricultural Development”, above).

General and Administrative Expenses  General and Administrative Expenses, exclusive of stock-based compensation costs, totaled $2.7 million in the three months ended March 31, 2020, compared to $2.8 million in the three months ended March 31, 2019.

Compensation costs for stock and option awards for the three months ended March 31, 2020, were $1.25 million, compared to $122 thousand for the three months ended March 31, 2019.  The higher 2020 expense was primarily due to stock-based non-cash bonus awards to employees.

Depreciation  Depreciation expense totaled $79 thousand during the three months ended March 31, 2020, compared to $66 thousand during the three months ended March 31, 2019.

Interest Expense, net  Net interest expense totaled $3.6 million during the three months ended March 31, 2020 compared to $4.2 million during the same period in 2019.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	March 31,
	2020	2019

Interest on outstanding debt	$2,658	$3,225
Unrealized losses on warrants, net	561	-
Amortization of debt discount	277	988
Amortization of deferred loan costs	76	21

	$3,572	$4,234

Income Taxes  Income tax expense was $2 thousand for the three months ended March 31, 2020, compared to $1 thousand for the three months ended March 31, 2019. See Note 4 to the Condensed Consolidated Financial Statements – “Income Taxes”.

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

In November 2018, the Company entered into an At Market Issuance Sales Agreement under which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $25 million from time to time in an “at-the-market” offering (the “November 2018 ATM Offering”).  The Company completed the offering during March 2020, having issued a total of 2,369,170 shares of common stock in the November 2018 ATM Offering for gross proceeds of $25 million and aggregate net proceeds of approximately $24.2 million.

In May 2017, we entered into a new $60 million credit agreement with funds affiliated with Apollo Global Management, LLC (“Apollo”) that replaced and refinanced our then existing $45 million senior secured mortgage debt and provided $15 million of new senior debt to fund immediate construction related expenditures (“Senior Secured Debt”).  The Senior Secured Debt and the 7.00% Convertible Senior Notes due March 2020 (“Convertible Senior Notes”) contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit our ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on our ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the Senior Secured Debt were negotiated by the parties with a view towards our operating and financial condition as it existed at the time the agreements were executed.  At March 31, 2020, we were in compliance with our debt covenants.  In March 2020, all Convertible Senior Notes were either converted into common stock pursuant to the terms of the existing Indenture or exchanged for a new Preferred Stock.  Additionally, we entered into an agreement with Apollo that allows us to extend the maturity of the Apollo debt for an additional year from its current maturity of May 2021 to May 2022 at our option (see Note 2 to the Consolidated Financial Statements, “Long-Term Debt”).

Limitations on our liquidity and ability to raise capital may adversely affect us.  Sufficient liquidity is critical to meet our resource development activities.  As discussed further in “Outlook” below, we do not have adequate resources on hand to complete the acquisition of the 124-mile extension of our Northern Pipeline, which will require a $19 million payment within 180 days of satisfaction of certain conditions precedent under our purchase agreement with EPNG.  To the extent additional capital is required, we may increase liquidity through a variety of means, including equity or debt placements, through the lease, sale or other disposition of assets or reductions in operating costs.  If additional capital is required, no assurances can be given as to the availability and terms of any new financing.

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

 At March 31, 2020, we had no outstanding credit facilities other than the Senior Secured Debt.

Cash Used in Operating Activities.  Cash used in operating activities totaled $4.4 million and $4.0 million for the three months ended March 31, 2020 and 2019, respectively.  The cash was primarily used to fund general and administration expenses related to our water development efforts.

Cash Used in Investing Activities.  Cash used in investing activities totaled $4.7 million for the three months ended March 31, 2020, and $165 thousand for the three months ended March 31, 2019.  The 2020 period included additions to our interests in SoCal Hemp JV LLC (see “Agricultural Development”, above), well development and professional water quality and structural testing of a five-mile segment of pipeline.

Cash Provided by Financing Activities.  Cash provided by financing activities totaled $3.9 million for the three months ended March 31, 2020, compared with cash provided of $7.9 million for the three months ended March 31, 2019.  Proceeds from financing activities for both periods reported are related to the issuance of shares under at-the-market offerings.

Outlook

Short-Term Outlook.  In March 2020, we entered into an agreement that allows us to extend the contractual May 2021 maturity of our Senior Secured Debt of approximately $73.4 million as of March 31, 2020 until May 2022 at our option (see Note 2 to the Consolidated Financial Statements, “Long-Term Debt”).  As such, we currently have no-near-term debt obligations coming due.  However, in order to complete our acquisition of an additional 124-mile extension of our Northern Pipeline, we will require a further $19 million payment that will be due within 180 days upon completion of certain conditions precedent under our purchase agreement with EPNG (See “Water Resource Development”, above).  If the acquisition of the 124-mile segment is not completed, then our Northern Pipeline opportunities will be limited to the 96-mile segment we already own.  As we require additional working capital to fund operations, we expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities (see “Long-Term Outlook”, below).  No assurances can be given, however, as to the availability or terms of any new financing.
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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures
The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to its Board of Directors.  Based on their evaluation as of March 31, 2020, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.
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

The COVID-19 coronavirus could adversely impact our business

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States. If the COVID-19 coronavirus continues to spread, we may experience disruptions that could severely impact our business, including; availability of necessary items or availability of workforce in a non-essential business either due to voluntary or mandated quarantine.

The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019, other than as set forth above.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

** 4.1	Amendment No. 1 to Warrant, dated as of March 5, 2020, by and between Cadiz Inc. and other party thereto

†* 10.1	Amendment No. 1 to Amended and Restated Employment Agreement between Timothy J. Shaheen and Cadiz Inc. dated March 10, 2020

** 10.2	First Amendment to Purchase Agreement dated February 3, 2020 by and between El Paso Natural Gas Company, LLC, a Delaware limited liability company and Cadiz Inc., a Delaware corporation

** 10.3	Conversion and Exchange Agreement, dated March 5, 2020, by and between Cadiz Inc. and LC Capital Master Fund, Ltd.

** 10.4	Conversion and Exchange Agreement, dated March 5, 2020, by and between Cadiz Inc. and Elkhorn Partners Limited Partnership

** 10.5	Registration Rights Agreement, dated March 5, 2020, by and among Cadiz Inc. and the other parties thereto

** 10.6
Waiver and Amendment No. 1 to Credit Agreement, dated as of March 5, 2020, by and among Cadiz Inc., Cadiz Real Estate LLC, the Required Lenders and Wells Fargo Bank, National Association, as administrative agent

** 10.7	First Amendment to Agricultural Lease, dated as of March 1, 2020, by and between Cadiz Real Estate LLC and SoCal Hemp JV LLC

31.1	Certification of Scott S. Slater, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Scott S. Slater, Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Timothy J. Shaheen, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 101.INS	XBRL Instance Document

* 101.SCH	XBRL Taxonomy Extension Schema

* 101.CAL	XBRL Taxonomy Extension Calculation

* 101.DEF	XBRL Extension Definition

* 101.LAB	XBRL Taxonomy Extension Label

* 101.PRE	XBRL Taxonomy Extension Presentation

__________________________

†     Management contract or compensatory plan or agreement.
*      Filed herewith.
**    Previously filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cadiz Inc.

By:	/s/ Scott S. Slater	May 7, 2020
	Scott S. Slater	Date
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Timothy J. Shaheen	May 7, 2020
	Timothy J. Shaheen	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)