Form 10-Q
period 2020-06-30
CADIZ INC
filed 2020-08-07
CIK 727273

united states

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2020

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

As of August 5, 2020, the Registrant had 34,799,510 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.

Cadiz Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Three Months
	Ended June 30,
($ in thousands, except per share data)	2020	2019

Total revenues	$148	$111

Costs and expenses:
General and administrative	3,098	3,285
Depreciation	96	66

Total costs and expenses	3,194	3,351

Operating loss	(3,046)	(3,240)

Interest expense, net	(1,674)	(4,303)
Interest income	1	69

Loss before income taxes	(4,719)	(7,474)
Income tax expense	(1)	(2)
Loss from equity-method investments	(73)	-

Net loss and comprehensive loss applicable to common stock	$(4,793)	$(7,476)

Basic and diluted net loss per common share	$(0.14)	$(0.28)

Basic and diluted weighted average shares outstanding	34,798	26,479

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Six Months
	Ended June 30,
($ in thousands, except per share data)	2020	2019

Total revenues	$262	$220

Costs and expenses:
General and administrative	7,075	6,209
Depreciation	175	132

Total costs and expenses	7,250	6,341

Operating loss	(6,988)	(6,121)

Interest expense, net	(5,246)	(8,537)
Interest income	23	122
Debt conversion expense	-	(197)
Loss on extinguishment of debt	(12,394)	-

Loss before income taxes	(24,605)	(14,733)
Income tax expense	(3)	(3)
Loss from equity-method investments	(699)	-

Net loss and comprehensive loss applicable to common stock	$(25,307)	$(14,736)

Basic and diluted net loss per common share	$(0.77)	$(0.57)

Basic and diluted weighted average shares outstanding	32,955	25,906

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
($ in thousands, except per share data)	2020	2019

ASSETS

Current assets:
Cash and cash equivalents	$5,568	$15,682
Accounts receivable	138	49
Prepaid expenses and other current assets	629	386

Total current assets	6,335	16,117

Property, plant, equipment and water programs, net	52,447	49,947
Long-term deposit/prepaid expenses	2,000	2,000
Equity-method investments	1,998	729
Goodwill	3,813	3,813
Other assets	4,339	4,118

Total assets	$70,932	$76,724

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,075	$194
Accrued liabilities	1,026	4,536
Current portion of long-term debt	17	31
Warrant derivative liabilities	2,037	-
Other liabilities	35	44

Total current liabilities	4,190	4,805

Long-term debt, net	73,739	137,565
Long-term lease obligations, net	16,431	15,707
Deferred revenue	750	750
Other long-term liabilities	2	15

Total liabilities	95,112	158,842

Stockholders’ deficit:
Preferred stock - $.01 par value; 100,000 shares authorized at June 30, 2020 and December 31, 2019; shares issued – 10,000 at June 30, 2020 and 0 at December 31, 2019	1	-
Common stock - $.01 par value; 70,000,000 shares authorized at June 30, 2020 and December 31, 2019; shares issued and outstanding – 34,797,062 at June 30, 2020 and 28,480,567 at December 31, 2019	347	285
Additional paid-in capital	502,376	419,194
Accumulated deficit	(526,904)	(501,597)
Total stockholders’ deficit	(24,180)	(82,118)

Total liabilities and stockholders’ deficit	$70,932	$76,724

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months
	Ended June 30,
($ in thousands)	2020	2019

Cash flows from operating activities:
Net loss	$(25,307)	(14,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	175	132
Amortization of debt discount and issuance costs	587	2,031
Interest expense added to loan principal	3,331	4,978
Interest expense added to lease liability	712	622
Loss on equity method investments	699	-
Loss on debt conversion and extinguishment of debt	12,394	27
Debt conversion expense	-	197
Compensation charge for stock and share option awards	1,551	245
Unrealized loss on warrant derivative liabilities	51	-
Changes in operating assets and liabilities:
Accounts receivable	(89)	(70)
Prepaid expenses and other current assets	(243)	(164)
Other assets	(243)	(243)
Accounts payable	879	668
Accrued liabilities	(1,516)	(559)

Net cash used in operating activities	(7,019)	(6,872)

Cash flows from investing activities:
Contributions to equity-method investments	(2,283)	-
Additions to property, plant and equipment and water programs	(4,712)	(818)

Net cash used in investing activities	(6,995)	(818)

Cash flows from financing activities:
Net proceeds from issuance of stock	3,923	14,642
Principal payments on long-term debt	(23)	(29)

Net cash provided by financing activities	3,900	14,613

Net (decrease) increase in cash, cash equivalents and restricted cash	(10,114)	6,923

Cash, cash equivalents and restricted cash, beginning of period	15,816	12,691

Cash, cash equivalents and restricted cash, end of period	$5,702	$19,614

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited)

For the three and six months ended June 30, 2020 ($ in thousands, except share data)

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2019	28,480,567	$285	-	$-	$419,194	$(501,597)	$(82,118)
Issuance of shares pursuant to bond conversion	5,766,337	57	-	-	38,843	-	38,900
Stock-based Compensation expense	116,134	1	-	-	1,250	-	1,251
Issuance of shares pursuant to ATM offerings	408,992	4	-	-	3,919	-	3,923
Reclassification of warrant liability	-	-	-	-	(865)	-	(865)
Issuance of preferred shares	-	-	10,000	1	39,735	-	39,736
Net loss and comprehensive loss	-	-			-	(20,514)	(20,514)
Balance as of March 31, 2020	34,772,030	$347	10,000	$1	$502,076	$(522,111)	$(19,687)

Stock-based Compensation expense	25,032	-	-	-	300	-	300
Net loss and comprehensive loss	-	-			-	(4,793)	(4,793)
Balance as of June 30, 2020	34,797,062	$347	10,000	$1	$502,376	$(526,904)	$(24,180)

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited)

For the three and six months ended June 30, 2019 ($ in thousands, except share data)

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of results for the entire fiscal year ending December 31, 2020.

Liquidity

The Condensed Consolidated Financial Statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business. The Company incurred losses of $25.3 million for the six months ended June 30, 2020, compared to $14.7 million for the six months ended June 30, 2019. $12.4 million of this higher loss was a one-time non-cash charge recorded in the first quarter, reflecting the excess of the fair value of the new preferred stock issued over the historical book value of the related convertible debt retired pursuant to Conversion and Exchange Agreements (see Note 2 – “Long-Term Debt”). The Company had working capital of $2.1 million at June 30, 2020 and used cash in its operations of $7.0 million for the six months ended June 30, 2020.

Cash requirements during the six months ended June 30, 2020 primarily reflect certain administrative costs related to the Company’s water project development efforts. Currently, the Company’s sole focus is the development of its land and water assets.

In July 2020, the Company entered into an At Market Issuance Sales Agreement under which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $30 million from time to time in an “at-the-market” offering (the “July 2020 ATM Offering”).

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

Cadiz Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

In May 2017, the Company entered into a new $60 million credit agreement (“Credit Agreement”) with funds affiliated with Apollo Global Management, LLC (“Apollo”) that replaced and refinanced its then existing $45 million senior secured mortgage debt (“Prior Senior Secured Debt”) and provided $15 million of new senior debt to fund immediate construction related expenditures (“Senior Secured Debt”).  The Company’s Senior Secured Debt and its convertible notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company’s ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on the Company’s ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the Senior Secured Debt were negotiated by the parties with a view towards the Company’s operating and financial condition as it existed at the time the agreements were executed.   Additionally, the Company entered into an agreement with Apollo that allows the Company to extend the maturity of the Apollo debt for an additional year from its current contractual maturity of May 2021 to May 2022 at the Company’s option. (see Note 2 – “Long-Term Debt”). At June 30, 2020, the Company was in compliance with its debt covenants.

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

Cadiz Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Supplemental Cash Flow Information

Under the terms of the Senior Secured Debt, the Company is required to pay 25% of all future quarterly interest payments in cash. During the six months ended June 30, 2020, approximately $715 thousand in interest payments on the corporate secured debt was payable in cash. No other principal payments are due on the Senior Secured Debt or the Company’s convertible notes prior to their maturities.

During the six months ended June 30, 2020, approximately $38.9 million in convertible notes were converted into common stock by certain of the Company’s lenders. As a result, 5,766,337 shares of common stock were issued to the lenders. This conversion activity represents a non-cash financing activity. Pursuant to the terms of Conversion and Exchange Agreements, as discussed above, approximately $27.3 million of Convertible Notes were exchanged for an aggregate of 10,000 shares of Series 1 Preferred Stock.

The balance of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is comprised of the following:

Cash, Cash Equivalents and Restricted Cash	June 30, 2020	December 31, 2019	June 30, 2019
(in thousands)

Cash and Cash Equivalents	$5,568	$15,682	$19,481
Restricted Cash included in Other Assets	134	134	133
Cash, Cash Equivalents and Restricted Cash in the Consolidated Statement of Cash Flows	$5,702	$15,816	$19,614

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

Cadiz Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

On March 5, 2020, the Company entered into an agreement with its senior lender, Apollo Global Management LLC (“Apollo”), in which the Company acquired the option to extend the current May 2021 maturity date of its loan to May 2022 (“Extension Option”). The fee to acquire the Extension Option included the repricing of 362,500 warrants held by Apollo to $6.75 and the extension of their expiration date from May 2022 to May 2025 (“Warrant Modification”), together with an increase in the applicable prepayment premium of up to 7% of the accreted value of the loan. Additionally, if the Company exercises the Extension Option, the exercise price of the warrants automatically decreases to $0.01 per share and the expiration date of the warrants will automatically be extended by an additional 12 months.

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

Total unrealized losses of $51 thousand for warrant liabilities accounted for as derivatives have been recorded in interest expense in the six months ended June 30, 2020.

NOTE 3– STOCK-BASED COMPENSATION PLANS

The Company has outstanding options and stock awards pursuant to its 2009 Equity Incentive Plan, 2014 Equity Incentive Plan and 2019 Equity Incentive Plan.

Stock Options to Directors, Officers and Consultants

In total, options to purchase 115,000 shares were unexercised and outstanding on June 30, 2020 under these equity incentive plans. The Company recognized no stock option related compensation costs in each of the six months ended June 30, 2020 and 2019. Additionally, no options were exercised during the six months ended June 30, 2020.

Stock Awards to Directors, Officers, and Consultants

The Company has granted stock awards pursuant to its 2014 Equity Incentive Plan and 2019 Equity Incentive Plan.

Of the total 675,000 shares reserved under the 2014 Equity Incentive Plan, 674,987 shares have been awarded to the Company’s directors, consultants and employees. Of the 674,987 shares awarded, 15,312 shares were awarded for service during the plan year ended June 30, 2019. These shares became effective on that date and vested on January 31, 2020. Upon approval of the 2019 Equity Incentive Plan in July 2019, the 13 shares remaining available for award under the 2014 Equity Incentive Plan were cancelled.

Cadiz Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Of the total 1,200,000 shares reserved under the 2019 Equity Incentive Plan, 262,129 shares have been awarded to the Company directors, employees and consultants as of June 30, 2020. Of the 262,129 shares awarded, 19,279 shares were awarded to the Company’s directors for services performed during the plan year ended June 30, 2020. These shares will vest and be issued on January 31, 2021.

The accompanying consolidated statements of operations and comprehensive loss include approximately $1,551,000 and $245,000 of stock-based compensation expense related to stock awards in the six months ended June 30, 2020 and 2019, respectively.

NOTE 4– INCOME TAXES

As of June 30, 2020, the Company had net operating loss (“NOL”) carryforwards of approximately $333 million for federal income tax purposes and $225 million for California state income tax purposes. Such carryforwards expire in varying amounts through the year 2040. For federal losses arising in tax years ending after December 31, 2017, the NOL carryforwards are allowed indefinitely. Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

As of June 30, 2020, the Company possessed unrecognized tax benefits totaling approximately $1.5 million. None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.

Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against these assets. Accordingly, no deferred tax asset has been reflected in the accompanying condensed consolidated balance sheet.

NOTE 5 – NET LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding. Options, deferred stock units, convertible debt, convertible preferred shares and warrants were not considered in the computation of net loss per share because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 4,626,000 and 11,442,000 for the three months ended June 30, 2020 and 2019, respectively; and 3,153,000 and 11,574,000 for the six months ended June 30, 2020 and 2019, respectively.

NOTE 6– LEASES

The Company has operating leases for corporate offices, vehicles and office equipment. The Company’s leases have remaining lease terms of 2 months to 14 months as of June 30, 2020, some of which include options to extend or terminate the lease. However, the Company is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not considered in the lease term or the right-of-use asset and lease liability balances. The Company's current lease arrangements expire from 2020 through 2021. The Company does not have any finance leases.

Cadiz Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

NOTE 7– FAIR VALUE MEASUREMENTS

The following table presents information about warrant derivative liabilities, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

On March 5, 2020, the Company entered into an amendment to a warrant agreement with its senior lender which, among other provisions, repriced 362,500 warrants held by the senior lender to $6.75 (the “Warrant”) (see Note 2 – “Long-Term Debt”, above). As a result, the Company reclassified the carrying value of the Warrant prior to the modification from additional paid-in capital in the amount of $865 thousand to a warrant liability, as the Warrant met the definition of a derivative. In addition, the Company recorded debt issuance costs in the amount of $1.1 million, which was the increase in fair value of the warrant at the time of the modification. The fair value of the warrant liability is remeasured each reporting period using an option pricing model, and the change in fair value is recorded as an adjustment to the warrant liability with the unrealized gains or losses reflect in interest expense. The Company recognized a loss of $51 thousand related to the remeasurement of the warrant derivative liability at fair value during the six month ended June 30, 2020.

Cadiz Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

	Derivatives at Fair Value as of June 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Total

Warrant derivative liabilities	$-	$-	$2,037	$2,037
Total warrant derivative liabilities	$-	$-	$2,037	$2,037

The following table presents a reconciliation of Level 3 activity for the six month period ended June 30, 2020:

Level 3 Liabilities
(in thousands)	Warrant Derivative Liabilities

Balance at December 31, 2019	$-
Reclassification of warrant liability	1,986
Unrealized loss on warrants	561
Balance at March 31, 2020	2,547
Unrealized gain on warrants	(510)
Balance at June 30, 2020	$2,037

NOTE 8 – SUBSEQUENT EVENT

In July 2020, the Company entered into an At Market Issuance Sales Agreement under which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $30 million from time to time in an “at-the-market” offering (the “July 2020 ATM Offering”).

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

Our properties offer opportunities for a wide array of sustainable activities including water supply projects, groundwater storage, large-scale agricultural development and land conservation and stewardship programs.  In addition to our land and water assets, we also own pipeline and well infrastructure that is able to irrigate existing agriculture and convey water to and from other communities and agricultural ventures that may be short of supply and/or storage.

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

Upon our founding in 1983, we began an agricultural development on a portion of our primary property in Cadiz, California, which is a 34,500-acre property at the base of the Fenner and Orange Blossom Wash watersheds in eastern San Bernardino County (the “Cadiz/Fenner Property”). These watersheds span an area of more than 1,300 square miles and have 17 to 34 million acre-feet of fresh, high-quality groundwater in storage – an amount comparable to Lake Mead, America’s largest surface reservoir.

Cadiz Inc.

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

By making new water supply and storage available in Southern California, we believe we can be part of the solution to the State’s persistent water challenge. Available water supply in Southern California is constrained every year by regulatory restrictions on each of the region’s three main water sources: (1) the CRA; (2) the State Water Project, which provides water supplies from Northern California to the central and southern parts of the state; and (3) the Los Angeles Aqueduct, which delivers water from the eastern Sierra Nevada mountains to Los Angeles. Southern California’s water providers and farmers rely on imports from these systems to meet demand, but deliveries from all three into the region are consistently below capacity, even in wet years.

Further, the availability of supplies in California differs greatly from year to year due to natural hydrological variability. Over the last decade, California experienced a historic drought featuring record-low winter precipitation, abundant wet years and also average years. The 2018-2019 winter was a wet year, with snowpack and rainfall well above average through the summer of 2019, however 2020 is on track to be another dry year, with a La Nina hydrological conditions in July. The rapid swings between wet and dry years challenges California’s traditional supply system and supports the need for reliable storage and access to local supplies.

Cadiz Inc.

Given the variety of challenges and limitations presented by the State’s existing infrastructure, Southern California water providers and farmers are presently pursuing investments in storage, supply and infrastructure to meet long-term demand from sustainable water and agriculture sources. We have a record of sustainable agricultural development and groundwater management to support our continued integration into California’s water and agriculture portfolio.

Our current working capital requirements relate largely to the final development activities associated with the Water Project and those activities consistent with the Water Project related to further development of our land and agricultural assets, including our 50% equity investment in SoCal Hemp JV LLC. While we continue to believe that the ultimate implementation of the Water Project will provide a significant source of future cash flow, we also believe there is substantial value in our underlying agricultural assets and in our current agricultural ventures and lease arrangements.

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

Water Project facilities required for Phase I primarily include, among other things:

●	High-yield wells designed to efficiently recover available native groundwater at the Water Project area;

●	A water conveyance pipeline to deliver water from the well-field to Project participants;

●	An energy source to provide power to the well-field, pipeline and pumping facilities; and

●	A water treatment facility at the wellfield to meet anticipated water quality requirements set by the operator of the CRA.

Cadiz Inc.

If an imported water storage component of the Project is ultimately implemented in Phase II, the following additional facilities would be required, among other things:

●	Facilities to pump water through the conveyance pipeline from the CRA to the Water Project well-field and/or through our pipeline from Barstow, CA, to our Cadiz Valley property; and

●

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

Construction of the Water Project facilities that would allow for conservation, carry-over storage and delivery of groundwater to public water providers is expected to cost approximately $310 - $400 million (depending on the diameter of the pipe used) and will require capital financing that we expect will be secured by definitive Purchase and Sale Agreements with Project participants and the new facility assets.

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

Cadiz Inc.

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

Prior to construction of the Water Project, we expect to convert existing option agreements and LOIs into purchase agreements. We will work collaboratively with the participating water agencies to allow for inclusive participation across Southern California.

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

Cadiz Inc.

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

Water supplies conserved by the Project would enter the CRA at the termination of the project’s conveyance pipeline near Rice, CA. The CEQA process considered a variety of options to enter the CRA and assumed final entry into the CRA would be determined by MWD in consultation with the Project’s participating agencies. Once arrangements are reached, the Metropolitan Board would act as a responsible agency under CEQA regarding the terms and conditions of the Water Project’s use of the CRA to transport water to its participating agencies.

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

Cadiz Inc.

iii.	State Lands Commission Review under Water Code Section 1815

On July 31, 2019, California Governor Gavin Newsom signed into law Senate Bill 307 (“SB 307”), which added terms to the section of the California Water Code known as the “wheeling statutes” that regulate the conveyance of water by third parties in facilities such as the CRA. Effective January 1, 2020, the wheeling statutes now include Water Code Section 1815, which requires water projects in a section of the Mojave Desert where our Cadiz Valley property is located to apply for a review by the California State Lands Commission (“SLC”) prior to transporting water in public conveyance facilities. Upon receiving an application, this review will determine whether such projects would have “unreasonable effects on the environment and water dependent ecosystems in the surrounding watersheds.” The review by SLC must be conducted within 15 months of any filed application, with an option to extend an additional 9 months upon public notice and explanation. Any application to the SLC for review of the Water Project’s plans to convey water in the CRA from the Cadiz/Fenner Property will be accompanied by evidence of the Project’s extensive record of environmental sustainability as well as data and reports that can withstand critical scrutiny.

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

In December 2018, we entered into an amendment (the "Amendment") to our option agreement ("Option Agreement") with El Paso Natural Gas Company (“EPNG”) to purchase the 124-mile segment of the pipeline. The Option Agreement, as amended, allowed us to purchase the 124-mile pipeline segment with an initial payment of $2 million and a subsequent payment of $18 million ("Deferred Payment"). Following entry into the Amendment, we exercised the option and entered into a purchase agreement for the 124-mile pipeline, providing to EPNG the initial consideration of $2 million. On February 3, 2020, we entered into a First Amendment to the Amended Option Agreement. As amended, the Option Agreement (i) extended the time period within which we must complete the purchase of the pipeline segment contemplated by the Agreement from 30 days to up to 180 days following the satisfaction by EPNG of certain conditions precedent, with the actual time period depending upon the date upon which such conditions are satisfied, and (ii) increased the balance of the Deferred Payment from $18 million to $19 million.

Cadiz Inc.

We do not currently have the cash resources on hand to satisfy the Deferred Payment. If we do not complete the purchase of the additional 124-mile pipeline, then our Northern Pipeline opportunities will be limited to the 96-mile segment that we own.

If purchase is completed, the cost to convert the Northern Pipeline to make it operational for delivery of groundwater is estimated at approximately $100 million and will require capital financing that we expect will be secured by definitive Purchase and Sale Agreements and the facility assets.

(3) Final Design and Permitting

Prior to final construction of the Water Project facilities, we must also finalize facility design and acquire relevant construction permits and easements from local, state and/or federal regulatory authorities. Together with SMWD we have engaged engineering and environmental consultants to complete design plans for a water conveyance pipeline, Project wellfield, any necessary water treatment facilities, and facilities required to interconnect this infrastructure with Southern California’s water supply distribution system. This work is ongoing and expected to proceed in coordination with the negotiation of contracts and conveyance arrangements.

In coordination with facility design and layout, we may need to obtain additional permits and approvals from regulatory authorities prior to construction. This may include, but is not limited to, confirmation of existing access rights, easements and rights-of-way, for areas that may be crossed by Project facilities in the Project area subject to final pipeline configuration.

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

Cadiz Inc.

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

As part of the agricultural development to be conducted under the lease arrangements, the groundwater production capacity of the property’s existing well-field will be enhanced through infrastructure improvements that are complementary to the Water Project. Three new production wells were added to our agricultural infrastructure in the first quarter of 2020, which together have the capacity to produce an additional 12,500 acre-feet per annum. All agricultural production is fully compatible with the Cadiz Water Project. Overlying farming demands will be coordinated with project operations and existing Court-validated permits to utilize available water for its highest and best use.

Additional Eastern Mojave Properties

In addition to the Cadiz/Fenner Property, we also own approximately 11,000 acres in two additional locations within the Mojave Desert in eastern San Bernardino County.

Cadiz Inc.

Our primary landholding outside of the Cadiz/Fenner area is approximately 9,000 acres in the Piute Valley. This landholding is located approximately 15 miles from the resort community of Laughlin, Nevada, and about 12 miles from the Colorado River town of Needles, California. Extensive hydrological studies, including the drilling and testing of a full-scale production well, have demonstrated that this landholding is underlain by high-quality groundwater. The aquifer system underlying this property is naturally recharged by precipitation (both rain and snow) within a watershed of approximately 975 square miles and could be suitable for a water supply project, agricultural development, or solar energy production. These private properties are proximate to or border areas designated by the federal government as National Monument, Critical Desert Tortoise Habitat and/or Desert Wilderness Areas and are suitable candidates for preservation and conservation (see “Land Conservation Bank”, below).

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

Cadiz Inc.

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

Results of Operations

Three Months Ended June 30, 2020,Compared to Three Months Ended June 30, 2019

We have not received significant revenues from our water resource and real estate development activity to date. Our revenues have been limited to rental income from our agricultural leases (see “Agricultural Development”, above). As a result, we have historically incurred a net loss from operations. We incurred a net loss of $4.8 million in the three months ended June 30, 2020, compared to a $7.5 million net loss during the three months ended June 30, 2019. The higher 2019 loss was primarily due to higher interest expenses associated with convertible debt outstanding which was either exchanged or converted during the first quarter of 2020. See Note 2 to the Condensed Consolidated Financial Statements – “Long-Term Debt”.

Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e., general and administrative expense) and our interest expense. We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

Revenues Revenue totaled $148 thousand during the three months ended June 30, 2020, compared to $111 thousand for the three months ended June 30, 2019. Revenues primarily related to rental income from our agricultural leases (see “Agricultural Development”, above).

General and Administrative Expenses General and Administrative Expenses, exclusive of stock-based compensation costs, totaled $2.8 million in the three months ended June 30, 2020, compared to $3.2 million in the three months ended June 30, 2019.

Cadiz Inc.

Compensation costs for stock and option awards for the three months ended June 30, 2020, were $301 thousand, compared to $123 thousand for the three months ended June 30, 2019. The higher 2020 expense was primarily due to stock-based non-cash bonus awards to employees.

Depreciation Depreciation expense totaled $96 thousand during the three months ended June 30, 2020, compared to $66 thousand during the three months ended June 30, 2019.

Interest Expense, net Net interest expense totaled $1.7 million during the three months ended June 30, 2020 compared to $4.3 million during the same period in 2019. The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	June 30,
	2020	2019

Interest on outstanding debt	$1,950	$3,255
Unrealized gains on warrants, net	(510)	-
Amortization of debt discount	6	1,028
Amortization of deferred loan costs	228	20

	$1,674	$4,303

The decrease of interest on outstanding debt is primarily due to a lower long-term debt balance following the exchange and conversion of our Convertible Senior Notes in March 2020. See Note 2 to the Condensed Consolidated Financial Statements – “Long-Term Debt”.

Income Taxes Income tax expense was $1 thousand for the three months ended June 30, 2020, compared to $2 thousand for the three months ended June 30, 2019. See Note 4 to the Condensed Consolidated Financial Statements – “Income Taxes”.

Loss from Equity-Method Investments Loss from equity-method investments related to our 50% ownership in the SoCal Hemp JV LLC totaled $73 thousand for the three months ended June 30, 2020, compared to $0 for the three months ended June 30, 2019 as the JV began in July 2019.

Six Months Ended June 30, 2020, Compared to Six Months Ended June 30, 2019

We incurred a net loss of $25.3 million in the six months ended June 30, 2020, compared to a $14.7 million net loss during the six months ended June 30, 2019. The higher 2020 loss was primarily due to a loss on early extinguishment of debt in the amount of $12.4 million, which was a one-time non-cash charge, reflecting the excess of the fair value of the new preferred stock issued over the historical book value of the related convertible debt retired pursuant to Conversion and Exchange Agreements (see Note 2- “Long-Term Debt”). If the related convertible debt had been recorded at fair value and marked to market over the term of the debt, the excess of the fair value of the new preferred stock issued over the value of the related convertible debt would not have been significant.

Cadiz Inc.

Revenues Revenue totaled $262 thousand during the six months ended June 30, 2020, compared to $220 thousand for the six months ended June 30, 2019. Revenues primarily related to rental income from our agricultural leases (see “Agricultural Development”, above).

General and Administrative Expenses General and Administrative Expenses, exclusive of stock-based compensation costs, totaled $5.5 million in the six months ended June 30, 2020, compared to $6.0 million in the six months ended June 30, 2019.

Compensation costs for stock and option awards for the six months ended June 30, 2020, were $1.6 million, compared to $245 thousand for the six months ended June 30, 2019. The higher 2020 expense was primarily due to stock-based non-cash bonus awards to employees.

Depreciation Depreciation expense totaled $175 thousand during the six months ended June 30, 2020, compared to $132 thousand during the six months ended June 30, 2019.

Interest Expense, net Net interest expense totaled $5.2 million during the six months ended June 30, 2020 compared to $8.5 million during the same period in 2019. The following table summarizes the components of net interest expense for the two periods (in thousands):

	Six Months Ended
	June 30,
	2020	2019

Interest on outstanding debt	$4,608	$6,480
Unrealized losses on warrants, net	51	-
Amortization of debt discount	283	2,016
Amortization of deferred loan costs	304	41

	$5,246	$8,537

The decrease of interest on outstanding debt is primarily due to a lower long-term debt balance following the exchange and conversion of our Convertible Senior Notes in March 2020. See Note 2 to the Condensed Consolidated Financial Statements – “Long-Term Debt”.

Income Taxes Income tax expense was $3 thousand for each of the six months ended June 30, 2020 and 2019. See Note 4 to the Condensed Consolidated Financial Statements – “Income Taxes”.

Loss from Equity-Method Investments Loss from equity-method investments related to our 50% ownership in the SoCal Hemp JV LLC totaled $699 thousand for the six months ended June 30, 2020, compared to $0 for the six months ended June 30, 2019 as the JV began in July 2019.

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

In May 2017, we entered into a new $60 million credit agreement with funds affiliated with Apollo Global Management, LLC (“Apollo”) that replaced and refinanced our then existing $45 million senior secured mortgage debt and provided $15 million of new senior debt to fund immediate construction related expenditures (“Senior Secured Debt”).  Additionally, we entered into an agreement with Apollo that allows us to extend the maturity of the Apollo debt for an additional year from its current maturity of May 2021 to May 2022 at our option (see Note 2 to the Consolidated Financial Statements, “Long-Term Debt”). At June 30, 2020, we were in compliance with our debt covenants.

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

    In July 2020, the Company entered into an At Market Issuance Sales Agreement under which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $30 million from time to time in an “at-the-market” offering (the “July 2020 ATM Offering”) to provide an alternative to raise capital for the Northern Pipeline acquisition payment and for working capital purposes.

    As we continue to actively pursue our business strategy, additional financing will continue to be required.  See “Outlook” below.  The covenants in the term debt do not prohibit our use of additional equity financing and allow us to retain 100% of the proceeds of any equity financing.  We do not expect the loan covenants to materially limit our ability to finance our water and agricultural development activities.

Cadiz Inc.

 At June 30, 2020, we had no outstanding credit facilities other than the Senior Secured Debt.

Cash Used inOperating Activities. Cash used in operating activities totaled $7.0 million and $6.9 million for the six months ended June 30, 2020 and 2019, respectively. The cash was primarily used to fund general and administration expenses related to our water and agricultural development efforts.

Cash UsedinInvesting Activities. Cash used in investing activities totaled $7.0 million for the six months ended June 30, 2020, and $0.8 million for the six months ended June 30, 2019. The 2020 period included additions to our interests in SoCal Hemp JV LLC (see “Agricultural Development”, above), well development and professional water quality and structural testing of a five-mile segment of pipeline.

Cash Provided by Financing Activities. Cash provided by financing activities totaled $3.9 million for the six months ended June 30, 2020, compared with cash provided of $14.6 million for the six months ended June 30, 2019. Proceeds from financing activities for both periods reported are related to the issuance of shares under at-the-market offerings.

Outlook

Short-Term Outlook. In March 2020, we entered into an agreement that allows us to extend the contractual May 2021 maturity of our Senior Secured Debt of approximately $74.6 million as of June 30, 2020 until May 2022 at our option (see Note 2 to the Consolidated Financial Statements, “Long-Term Debt”). As such, we currently have no-near-term debt obligations coming due. However, in order to complete our acquisition of an additional 124-mile extension of our Northern Pipeline, we will require a further $19 million payment that will be due within 180 days upon completion of certain conditions precedent under our purchase agreement with EPNG (See “Water Resource Development”, above). If the acquisition of the 124-mile segment is not completed, then our Northern Pipeline opportunities will be limited to the 96-mile segment we already own. As we require additional working capital to fund operations, we expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities (see “Long-Term Outlook”, below). In July 2020, the Company entered into an At Market Issuance Sales Agreement under which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $30 million from time to time in an “at-the-market” offering (the “July 2020 ATM Offering”) to provide an alternative to raise capital for the Northern Pipeline payment and for working capital purposes.  No assurances can be given, however, as to the availability or terms of any new financing.

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

Cadiz Inc.

We are evaluating the amount of cash needed, and the manner in which such cash will be raised, on an ongoing basis. We may meet any future cash requirements through a variety of means, including equity or debt placements, or through the sale or other disposition of assets. Equity placements will be undertaken only to the extent necessary, so as to minimize the dilutive effect of any such placements upon our existing stockholders. No assurances can be given, however, as to the availability or terms of any new financing. Limitations on our liquidity and ability to raise capital may adversely affect us. Sufficient liquidity is critical to meet our resource development activities.

Recent Accounting Pronouncements

See Note 1 to the Condensed Consolidated Financial Statements – “Basis of Presentation”.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Reg. 240.12b-2 of the Securities and Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to its Board of Directors. Based on their evaluation as of June 30, 2020, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

Cadiz Inc.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

Not applicable.

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019, and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

Not applicable.

Cadiz Inc.

ITEM 6.      Exhibits

The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

**	10.1	Employment Agreement between Cadiz Inc. and Stanley E. Speer dated as of May 21, 2020

**	10.2	Amendment No. 2 to Amended and Restated Employment Agreement between Cadiz Inc. and Timothy J. Shaheen dated as of May 21, 2020

*	31.1	Certification of Scott S. Slater, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	31.2	Certification of Stanley E. Speer, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	32.1	Certification of Scott S. Slater, Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	32.2	Certification of Stanley E. Speer, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

* 101.SCH	Inline XBRL Taxonomy Extension Schema Document

* 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

* 101.DEF	Inline XBRL Extension Definition Linkbase Document

* 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

* 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

__________________________

* Filed concurrently herewith.

**  Previously filed.

Cadiz Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cadiz Inc.

By:	/s/ Scott S. Slater	August 7, 2020
	Scott S. Slater	Date
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Stanley E. Speer	August 7, 2020
	Stanley E. Speer	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)