Form 10-Q
period 2020-09-30
CADIZ INC
filed 2020-11-05
CIK 727273

united states

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2020

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

As of November 3, 2020, the Registrant had 35,544,100 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.

Cadiz Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Three Months
	Ended September 30,
($ in thousands, except per share data)	2020	2019

Total revenues	$139	$110

Costs and expenses:
General and administrative	2,527	2,998
Depreciation	106	68

Total costs and expenses	2,633	3,066

Operating loss	(2,494)	(2,956)

Interest expense, net	(1,920)	(4,369)
Interest income	-	67

Loss before income taxes	(4,414)	(7,258)
Income tax expense	(2)	(1)
Loss from equity-method investments	(77)	(185)

Net loss and comprehensive loss applicable to common stock	$(4,493)	$(7,444)

Basic and diluted net loss per common share	$(0.13)	$(0.28)

Basic and diluted weighted average shares outstanding	35,036	26,970

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Nine Months
	Ended September 30,
($ in thousands, except per share data)	2020	2019

Total revenues	$401	$330

Costs and expenses:
General and administrative	9,602	9,207
Depreciation	281	200

Total costs and expenses	9,883	9,407

Operating loss	(9,482)	(9,077)

Interest expense, net	(7,166)	(12,906)
Interest income	23	189
Debt conversion expense	-	(197)
Loss on extinguishment of debt	(12,394)	-

Loss before income taxes	(29,019)	(21,991)
Income tax expense	(5)	(4)
Loss from equity-method investments	(776)	(185)

Net loss and comprehensive loss applicable to common stock	$(29,800)	$(22,180)

Basic and diluted net loss per common share	$(0.89)	$(0.85)

Basic and diluted weighted average shares outstanding	33,654	26,265

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
($ in thousands, except per share data)	2020	2019

ASSETS

Current assets:
Cash and cash equivalents	$7,502	$15,682
Accounts receivable	96	49
Prepaid expenses and other current assets	635	386

Total current assets	8,233	16,117

Property, plant, equipment and water programs, net	52,682	49,947
Long-term deposit/prepaid expenses	2,000	2,000
Equity-method investments	2,347	729
Goodwill	3,813	3,813
Other assets	4,299	4,118

Total assets	$73,374	$76,724

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$438	$194
Accrued liabilities	863	4,536
Current portion of long-term debt	54	31
Warrant derivative liabilities	1,727	-
Other liabilities	26	44

Total current liabilities	3,108	4,805

Long-term debt, net	75,225	137,565
Long-term lease obligations, net	16,807	15,707
Deferred revenue	750	750
Other long-term liabilities	-	15

Total liabilities	95,890	158,842

Stockholders’ deficit:
Preferred stock - $.01 par value; 100,000 shares authorized at September 30, 2020 and December 31, 2019; shares issued – 10,000 at September 30, 2020 and 0 at December 31, 2019	1	-
Common stock - $.01 par value; 70,000,000 shares authorized at September 30, 2020 and December 31, 2019; shares issued and outstanding – 35,401,834 at September 30, 2020 and 28,480,567 at December 31, 2019	353	285
Additional paid-in capital	508,527	419,194
Accumulated deficit	(531,397)	(501,597)
Total stockholders’ deficit	(22,516)	(82,118)

Total liabilities and stockholders’ deficit	$73,374	$76,724

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months
	Ended September 30,
($ in thousands)	2020	2019

Cash flows from operating activities:
Net loss	$(29,800)	(22,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	281	200
Amortization of debt discount and issuance costs	823	3,062
Interest expense added to loan principal	4,120	7,523
Interest expense added to lease liability	1,082	947
Loss on equity method investments	776	-
Loss on debt conversion and extinguishment of debt	12,394	38
Debt conversion expense	-	197
Compensation charge for stock and share option awards	1,824	410
Unrealized loss on warrant derivative liabilities	(259)	-
Changes in operating assets and liabilities:
Accounts receivable	(47)	(55)
Prepaid expenses and other current assets	(249)	(115)
Other assets	(214)	(215)
Accounts payable	226	405
Accrued liabilities	(1,253)	(921)

Net cash used in operating activities	(10,296)	(10,704)

Cash flows from investing activities:
Contributions to equity-method investments	(2,709)	-
Additions to property, plant and equipment and water programs	(5,103)	(1,428)

Net cash used in investing activities	(7,812)	(1,428)

Cash flows from financing activities:
Net proceeds from issuance of stock	9,808	14,890
Proceeds from the issuance of long-term debt	150	-
Principal payments on long-term debt	(30)	(44)

Net cash provided by financing activities	9,928	14,846

Net (decrease) increase in cash, cash equivalents and restricted cash	(8,180)	2,714

Cash, cash equivalents and restricted cash, beginning of period	15,816	12,691

Cash, cash equivalents and restricted cash, end of period	$7,636	$15,405

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited)

For the three and nine months ended September 30, 2020 ($ in thousands, except share data)

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2019	28,480,567	$285	-	$-	$419,194	$(501,597)	$(82,118)
Issuance of shares pursuant to bond conversion	5,766,337	57	-	-	38,843	-	38,900
Stock-based compensation expense	116,134	1	-	-	1,250	-	1,251
Issuance of shares pursuant to ATM offerings	408,992	4	-	-	3,919	-	3,923
Reclassification of warrant liability	-	-	-	-	(865)	-	(865)
Issuance of preferred shares	-	-	10,000	1	39,735	-	39,736
Net loss and comprehensive loss	-	-	-	-	-	(20,514)	(20,514)
Balance as of March 31, 2020	34,772,030	$347	10,000	$1	$502,076	$(522,111)	$(19,687)

Stock-based Compensation expense	25,032	-	-	-	300	-	300
Net loss and comprehensive loss	-	-	-	-	-	(4,793)	(4,793)
Balance as of June 30, 2020	34,797,062	$347	10,000	$1	$502,376	$(526,904)	$(24,180)

Stock-based compensation expense	2,448	-	-	-	273	-	273
Issuance of shares pursuant to ATM offerings	602,324	6	-	-	5,878	-	5,884
Net loss and comprehensive loss	-	-	-	-	-	(4,493)	(4,493)
Balance as of September 30, 2020	35,401,834	$353	10,000	$1	$508,527	$(531,397)	$(22,516)

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of results for the entire fiscal year ending December 31, 2020.

Liquidity

The Condensed Consolidated Financial Statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business. The Company incurred losses of $29.8 million for the nine months ended September 30, 2020, compared to $22.2 million for the nine months ended September 30, 2019. $12.4 million of this higher loss was a non-cash charge recorded in the first quarter, reflecting the excess of the fair value of the new preferred stock issued over the historical book value of the related convertible debt retired pursuant to Conversion and Exchange Agreements (see Note 2 – “Long-Term Debt”). The Company had working capital of $5.1 million at September 30, 2020 and used cash in its operations of $10.30 million for the nine months ended September 30, 2020.

Cash requirements during the nine months ended September 30, 2020 primarily reflect certain administrative costs related to the Company’s water project development efforts and the further development of its land and agricultural assets, including its 50% equity investment in SoCal Hemp JV LLC.

In July 2020, the Company entered into an At Market Issuance Sales Agreement under which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $30 million from time to time in an “at-the-market” offering (the “July 2020 ATM Offering”).

As of September 30, 2020, the Company issued 602,324 shares of common stock in the July 2020 ATM Offering for gross proceeds of $6.1 million and aggregate net proceeds of approximately $5.9 million.  The Company has and may continue to issue equity securities pursuant to the July 2020 ATM Offering.

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

Cadiz Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

In May 2017, the Company entered into a new $60 million credit agreement (“Credit Agreement”) with funds affiliated with Apollo Global Management, LLC (“Apollo”) that replaced and refinanced its then existing $45 million senior secured mortgage debt (“Prior Senior Secured Debt”) and provided $15 million of new senior debt to fund immediate construction related expenditures (“Senior Secured Debt”).  The Company’s Senior Secured Debt and its convertible notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company’s ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on the Company’s ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the Senior Secured Debt were negotiated by the parties with a view towards the Company’s operating and financial condition as it existed at the time the agreements were executed.   Additionally, the Company entered into an agreement with Apollo that allows the Company to extend the maturity of the Apollo debt for an additional year from its current contractual maturity of May 2021 to May 2022 at the Company’s option. (see Note 2 – “Long-Term Debt”). At September 30, 2020, the Company was in compliance with its debt covenants.

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

The Company’s acquisition of a 124-mile extension of its Northern Pipeline will require a $19 million payment upon completion of certain conditions precedent under the purchase agreement with El Paso Natural Gas Company (“EPNG”). If the acquisition of the 124-mile segment is not completed, then the Company’s Northern Pipeline opportunities will be limited to the 96-mile segment it already owns.

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

Cadiz Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Supplemental Cash Flow Information

Under the terms of the Senior Secured Debt, the Company is required to pay 25% of all future quarterly interest payments in cash. During the nine months ended September 30, 2020, approximately $1.1 million in interest payments on the corporate secured debt was paid in cash. No other principal payments are due on the Senior Secured Debt or the Company’s convertible notes prior to their maturities.

During the nine months ended September 30, 2020, approximately $38.9 million in convertible notes were converted into common stock by certain of the Company’s lenders. As a result, 5,766,337 shares of common stock were issued to the lenders. This conversion activity represents a non-cash financing activity. Pursuant to the terms of Conversion and Exchange Agreements, as discussed above, approximately $27.3 million of Convertible Notes were exchanged for an aggregate of 10,000 shares of Series 1 Preferred Stock.

The balance of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is comprised of the following:

Cash, Cash Equivalents and Restricted Cash	September 30, 2020	December 31, 2019	September 30, 2019
(in thousands)

Cash and Cash Equivalents	$7,502	$15,682	$15,272
Restricted Cash included in Other Assets	134	134	133
Cash, Cash Equivalents and Restricted Cash in the Consolidated Statement of Cash Flows	$7,636	$15,816	$15,405

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

At the time of the Warrant Modification, the Company recorded a warrant liability in the amount of $2.0 million, which was the carrying value of the warrant prior to modification in the amount of $0.9 million combined with the increase in fair value of the warrant in the amount of $1.1 million. This increase in fair value of the warrant at the time of the Warrant Modification was recorded to debt issuance costs and will be amortized over the remaining life of the Senior Secured Debt. The fair value of the warrant liability is remeasured each reporting period using an option pricing model, and the change in fair value is recorded as an adjustment to the warrant liability with the unrealized gains or losses reflected in interest expense.

Total unrealized gains of $259 thousand for warrant liabilities accounted for as derivatives have been recorded in interest expense in the nine months ended September 30, 2020.

NOTE 3– STOCK-BASED COMPENSATION PLANS

The Company has outstanding options and stock awards pursuant to its 2009 Equity Incentive Plan, 2014 Equity Incentive Plan and 2019 Equity Incentive Plan.

Stock Options to Directors, Officers and Consultants

In total, options to purchase 115,000 shares were unexercised and outstanding on September 30, 2020 under these equity incentive plans. The Company recognized no stock option related compensation costs in each of the nine months ended September 30, 2020 and 2019. Additionally, no options were exercised during the nine months ended September 30, 2020.

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

Cadiz Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Of the total 1,200,000 shares reserved under the 2019 Equity Incentive Plan, 265,801 shares have been awarded to the Company directors, employees and consultants as of September 30, 2020. Of the 265,801 shares awarded, 19,279 shares were awarded to the Company’s directors for services performed during the plan year ended June 30, 2020. These shares will vest and be issued on January 31, 2021.

The accompanying consolidated statements of operations and comprehensive loss include approximately $1,824,000 and $410,000 of stock-based compensation expense related to stock awards in the nine months ended September 30, 2020 and 2019, respectively.

NOTE 4– INCOME TAXES

As of September 30, 2020, the Company had net operating loss (“NOL”) carryforwards of approximately $338 million for federal income tax purposes and $229 million for California state income tax purposes.  Such carryforwards expire in varying amounts through the year 2040. For federal losses arising in tax years ending after December 31, 2017, the NOL carryforwards are allowed indefinitely. Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

As of September 30, 2020, the Company possessed unrecognized tax benefits totaling approximately $1.5 million. None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.

Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against these assets. Accordingly, no deferred tax asset has been reflected in the accompanying condensed consolidated balance sheet.

NOTE 5 – NET LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding. Options, deferred stock units, convertible debt, convertible preferred shares and warrants were not considered in the computation of net loss per share because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 4,525,000 and 11,288,000 for the three months ended September 30, 2020 and 2019, respectively; and 3,528,000 and 11,469,000 for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 6– LEASES

The Company has operating leases for corporate offices, vehicles and office equipment. The Company’s leases have remaining lease terms of 6 months to 14 months as of September 30, 2020, some of which include options to extend or terminate the lease. However, the Company is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not considered in the lease term or the right-of-use asset and lease liability balances. The Company's current lease arrangements expire from 2020 through 2021. The Company does not have any finance leases.

Cadiz Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

From a lessor standpoint, in February 2016, the Company entered into a lease agreement with Fenner Valley Farms LLC (“FVF”) (the “lessee”), pursuant to which FVF is leasing, for a 99-year term, 2,100 acres owned by Cadiz in San Bernardino County, California, to be used to plant, grow and harvest agricultural crops (“FVF Lease Agreement”). As consideration for the lease, FVF paid the Company a one-time payment of $12.0 million upon closing. The Company expects to receive rental income of $420 thousand annually over the next five years related to the FVF Lease Agreement.

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

On March 5, 2020, the Company entered into an amendment to a warrant agreement with its senior lender which, among other provisions, repriced 362,500 warrants held by the senior lender to $6.75 (the “Warrant”) (see Note 2 – “Long-Term Debt”, above). As a result, the Company reclassified the carrying value of the Warrant prior to the modification from additional paid-in capital in the amount of $865 thousand to a warrant liability, as the Warrant met the definition of a derivative. In addition, the Company recorded debt issuance costs in the amount of $1.1 million, which was the increase in fair value of the warrant at the time of the modification. The fair value of the warrant liability is remeasured each reporting period using an option pricing model, and the change in fair value is recorded as an adjustment to the warrant liability with the unrealized gains or losses reflect in interest expense. The Company recognized an unrealized gain of $259 thousand related to the remeasurement of the warrant derivative liability at fair value during the nine month ended September 30, 2020.

Cadiz Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

	Derivatives at Fair Value as of September 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Total

Warrant derivative liabilities	$-	$-	$1,727	$1,727
Total warrant derivative liabilities	$-	$-	$1,727	$1,727

The following table presents a reconciliation of Level 3 activity for the nine month period ended September 30, 2020:

Level 3 Liabilities
(in thousands)	Warrant Derivative Liabilities

Balance at December 31, 2019	$-
Reclassification of warrant liability	1,986
Unrealized loss on warrants	561
Balance at March 31, 2020	2,547
Unrealized gain on warrants	(510)
Balance at June 30, 2020	2,037
Unrealized gain on warrants	(310)
Balance at September 30, 2020	$1,727

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

Upon our founding in 1983, we began an agricultural development on a portion of our primary property in Cadiz, California, which is a 34,500-acre property at the base of the Fenner and Orange Blossom Wash watersheds in eastern San Bernardino County (the “Cadiz/Fenner Property”). These watersheds span an area of more than 1,300 square miles and have an estimated 17 to 34 million acre-feet of fresh, high-quality groundwater in storage – an amount comparable to Lake Mead, America’s largest surface reservoir.

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

Further, the availability of supplies in California differs greatly from year to year due to natural hydrological variability. Over the last decade, California experienced a historic drought featuring record-low winter precipitation, followed by abundant wet years and also average years.  While Water Year 2019 (October 1, 2018 - September 30, 2019) was a wet year, with snowpack and rainfall well above average through the summer of 2019, Water Year 2020 finished relatively dry.  With a La Nina hydrological condition forecast by experts for this winder, Water Year 2021 is expected to also be dry and could accelerate drought conditions in parts of the state. The rapid swings between wet and dry years challenges California’s traditional supply system and supports the need for reliable storage and access to local supplies.

Cadiz Inc.

Given the variety of challenges and limitations presented by the State’s existing infrastructure, Southern California water providers and farmers are presently pursuing investments in storage, supply and infrastructure to meet long-term demand from sustainable water and agriculture sources. Cadiz has a record of sustainable agricultural development and groundwater management which supports our continued integration into California’s water and agriculture portfolio.

Our current working capital requirements relate largely to the final development activities associated with the Water Project and those activities consistent with the Water Project related to further development of our land and agricultural assets, including our 50% equity investment in SoCal Hemp JV LLC. While we continue to believe that the ultimate implementation of the Water Project will provide a significant source of future cash flow, we also believe there is substantial value in further expansion of our underlying agricultural assets and in our current agricultural ventures and lease arrangements.

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

Phase I

Phase I has been fully reviewed and permitted in accordance with the California Environmental Quality Act (“CEQA”), including a judicially validated Final Environmental Impact Report ("FEIR") that was sustained by the California Court of Appeal in 2016. The Project was also separately reviewed and approved by the County of San Bernardino in accordance with its local ordinances regulating groundwater. The County's Groundwater Monitoring, Management and Mitigation Plan for the Project was also judicially validated in 2016.  Under these vested permits, the Project presently is authorized to capture and conserve an average of 50,000 acre-feet of water per year for 50 years to meet municipal and industrial (M&I) water needs in Southern California. The permits also authorize up to 150,000 acre-feet of carry-over groundwater storage, allowing water agencies to hold conserved water in the aquifer system for future dry years. In addition, the Project has secured authorizations to construct a 43-mile water conveyance pipeline ("Southern Pipeline") within the Arizona & California Railroad's right-of-way, which extends from Cadiz to the CRA in Rice, California.

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

Cadiz Inc.

Agreements entered into prior to the beginning of the CEQA review process provide to participants the right to acquire an annual supply of 5,000 acre-feet of water at $775 per acre-foot (2010 dollars, subject to adjustment), which when adjusted is competitive with the incremental cost of new water. In addition, these agencies received options to acquire storage rights in the Water Project to allow for the management of their Water Project supplies in complement with their other water resources. Up to 150,000 acre-feet of carry-over storage is available for reservation by the agencies prior to construction commencement. Participants that elect to achieve year-to-year flexibility in their use of Project water by utilizing carry-over storage will reserve storage capacity for $1,500 per acre-foot prior to construction.

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

Prior to construction of the Water Project, and in coordination with final participation contracts described in (1) above, we must obtain approvals from government agencies for conveyance of water from our property in Cadiz to Southern California water users via the Colorado River Aqueduct (“CRA”). These approvals include:

(i)	an agreement for moving water supplies in the CRA with Metropolitan Water District of Southern California (“Metropolitan”), which owns and controls the CRA; and

(ii)

a review and finding by the California State Lands Commission of an application filed under newly established Water Code Section 1815 that conveying water in the CRA will not adversely affect the desert environment.

Cadiz Inc.

i.	Aqueduct Transportation via MWD

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

Cadiz Inc.

ii.	State Lands Commission Review under Water Code Section 1815

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

In December 2018, we entered into an amendment (the "Amendment") to our option agreement ("Option Agreement") with El Paso Natural Gas Company (“EPNG”) to purchase the 124-mile segment of the pipeline. The Option Agreement, as amended, allowed us to purchase the 124-mile pipeline segment with an initial payment of $2 million and a subsequent payment of $18 million ("Deferred Payment") upon satisfaction of certain conditions precedent by EPNG that would allow us to accept ownership of and utilize the pipeline. Following entry into the Amendment, we exercised the option and entered into a purchase agreement for the 124-mile pipeline, providing to EPNG the initial consideration of $2 million. On February 3, 2020, we entered into a First Amendment to the Amended Option Agreement. As amended, the Option Agreement (i) extended the time period within which we must complete the purchase of the pipeline segment contemplated by the Agreement from 30 days to up to 180 days following the satisfaction by EPNG of certain conditions precedent, with the actual time period depending upon the date upon which such conditions are satisfied, and (ii) increased the balance of the Deferred Payment from $18 million to $19 million. We do not currently have the cash resources on hand to satisfy the Deferred Payment.

Cadiz Inc.

EPNG has not yet satisfied the conditions precedent necessary to complete our acquisition of the pipeline segment. If we do not complete the purchase of the additional 124-mile pipeline segment, then our Northern Pipeline opportunities will be limited to the 96-mile segment that we already own.

The cost to convert the entire 220-mile Northern Pipeline to make it operational for delivery of groundwater is estimated at approximately $100 million and will require capital financing that we expect will be secured by definitive Purchase and Sale Agreements and the facility assets.

(3) Final Design and Permitting

Prior to final construction of the Water Project facilities, we must also finalize facility design and acquire relevant construction permits and easements from local, state and/or federal regulatory authorities. Together with SMWD we have engaged engineering and environmental consultants to complete design plans for a water conveyance pipeline, wellfield, any necessary water treatment facilities, and facilities required to interconnect this infrastructure with Southern California’s water supply distribution system. This work is ongoing and expected to proceed in coordination with the negotiation of contracts and conveyance arrangements.

In coordination with facility design and layout, we may need to obtain additional permits and approvals from regulatory authorities prior to construction. This may include, but is not limited to, confirmation of existing access rights, easements and rights-of-way, for areas that may be crossed by Project facilities in the Project area subject to final pipeline configuration. In December 2018, the California Department of Fish and Wildlife advised us of permit requirements under the agency's Land and Streambed Alteration program related to dry ephemeral stream bed crossings along the pipeline route.  This permit application would be filed subsequent to any SLC and MWD review outlined above.

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

In February 2016, we entered into a lease agreement with Fenner Valley Farms LLC ("FVF"),  pursuant to which FVF leased, for a 99-year term, 2,100 acres at the Cadiz/Fenner property to be used to plant, grow and harvest agricultural crops ("FVF Lease"). As consideration for the lease, FVF paid us a one-time payment of $12,000,000 in February 2016. Acreage that has been historically farmed and includes infrastructure for farming and the acreage that is leased to a third party to develop lemons was included within the acreage leased to FVF.

In July 2019, we entered a joint venture (“JV”) that operates under the name SoCal Hemp JV LLC to sustainably cultivate sun-grown, industrial hemp on up to 9,600 acres at our Cadiz Valley property. In compliance with all state, federal and local regulatory requirements, the JV is currently under contract to lease 242 acres for industrial hemp cultivation and has entered into option agreements to utilize up to 9,600 acres over the next four years.

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

Results of Operations

Three Months Ended September 30, 2020,Compared to Three Months Ended September 30, 2019

We have not received significant revenues from our water resource and real estate development activity to date. Our revenues have been limited to rental income from our agricultural leases (see “Agricultural Development”, above). As a result, we have historically incurred a net loss from operations. We incurred a net loss of $4.5 million in the three months ended September 30, 2020, compared to a $7.4 million net loss during the three months ended September 30, 2019. The higher 2019 loss was primarily due to higher interest expenses associated with convertible debt outstanding which was either exchanged or converted during the first quarter of 2020. See Note 2 to the Condensed Consolidated Financial Statements – “Long-Term Debt”.

Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e., general and administrative expense) and our interest expense. We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

Revenues Revenue totaled $139 thousand during the three months ended September 30, 2020, compared to $110 thousand for the three months ended September 30, 2019. Revenues primarily related to rental income from our agricultural leases (see “Agricultural Development”, above).

General and Administrative Expenses General and Administrative Expenses, exclusive of stock-based compensation costs, totaled $2.3 million in the three months ended September 30, 2020, compared to $2.8 million in the three months ended September 30, 2019.

Cadiz Inc.

Compensation costs for stock and option awards for the three months ended September 30, 2020, were $273 thousand, compared to $165 thousand for the three months ended September 30, 2019. The higher 2020 expense was primarily due to stock-based non-cash bonus awards to employees.

Depreciation Depreciation expense totaled $106 thousand during the three months ended September 30, 2020, compared to $68 thousand during the three months ended September 30, 2019.

Interest Expense, net Net interest expense totaled $1.9 million during the three months ended September 30, 2020 compared to $4.4 million during the same period in 2019. The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	September 30,
	2020	2019

Interest on outstanding debt	$1,994	$3,326
Unrealized gains on warrants, net	(310)	-
Amortization of debt discount	6	1,023
Amortization of deferred loan costs	230	20

	$1,920	$4,369

The decrease of interest on outstanding debt is primarily due to a lower long-term debt balance following the exchange and conversion of our Convertible Senior Notes in March 2020. See Note 2 to the Condensed Consolidated Financial Statements – “Long-Term Debt”.

Income Taxes Income tax expense was $2 thousand for the three months ended September 30, 2020, compared to $1 thousand for the three months ended September 30, 2019. See Note 4 to the Condensed Consolidated Financial Statements – “Income Taxes”.

Loss from Equity-Method Investments Loss from equity-method investments related to our 50% ownership in the SoCal Hemp JV LLC totaled $77 thousand for the three months ended September 30, 2020, compared to $185 thousand for the three months ended September 30, 2019.

Nine Months Ended September 30, 2020, Compared to Nine Months Ended September 30, 2019

We incurred a net loss of $29.8 million in the nine months ended September 30, 2020, compared to a $22.2 million net loss during the nine months ended September 30, 2019. The higher 2020 loss was primarily due to a loss on early extinguishment of debt in the amount of $12.4 million, which was a one-time non-cash charge, reflecting the excess of the fair value of the new preferred stock issued over the historical book value of the related convertible debt retired pursuant to Conversion and Exchange Agreements (see Note 2- “Long-Term Debt”). If the related convertible debt had been recorded at fair value and marked to market over the term of the debt, the excess of the fair value of the new preferred stock issued over the value of the related convertible debt would not have been significant.

Cadiz Inc.

Revenues Revenue totaled $401 thousand during the nine months ended September 30, 2020, compared to $330 thousand for the nine months ended September 30, 2019. Revenues primarily related to rental income from our agricultural leases (see “Agricultural Development”, above).

General and Administrative Expenses General and Administrative Expenses, exclusive of stock-based compensation costs, totaled $7.8 million in the nine months ended September 30, 2020, compared to $8.8 million in the nine months ended September 30, 2019. The decrease in general and administrative expenses in 2020 primarily relates to fewer legal and professional fees related to the Water Project.

Compensation costs for stock and option awards for the nine months ended September 30, 2020, were $1.8 million, compared to $410 thousand for the nine months ended September 30, 2019. The higher 2020 expense was primarily due to stock-based non-cash bonus awards to employees.

Depreciation Depreciation expense totaled $281 thousand during the nine months ended September 30, 2020, compared to $200 thousand during the nine months ended September 30, 2019.

Interest Expense, net Net interest expense totaled $7.2 million during the nine months ended September 30, 2020 compared to $12.9 million during the same period in 2019. The following table summarizes the components of net interest expense for the two periods (in thousands):

	Nine Months Ended
	September 30,
	2020	2019

Interest on outstanding debt	$6,602	$9,806
Unrealized gains on warrants, net	(259)	-
Amortization of debt discount	289	3,039
Amortization of deferred loan costs	534	61

	$7,166	$12,906

The decrease of interest on outstanding debt is primarily due to a lower long-term debt balance following the exchange and conversion of our Convertible Senior Notes in March 2020. See Note 2 to the Condensed Consolidated Financial Statements – “Long-Term Debt”.

Income Taxes Income tax expense was $5 thousand for the nine months ended September 30, 2020, compared to $4 thousand for the nine months ended September 30, 2019. See Note 4 to the Condensed Consolidated Financial Statements – “Income Taxes”.

Loss from Equity-Method Investments Loss from equity-method investments related to our 50% ownership in the SoCal Hemp JV LLC totaled $776 thousand for the nine months ended September 30, 2020, compared to $185 thousand for the nine months ended September 30, 2019.

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

In May 2017, we entered into a new $60 million credit agreement with funds affiliated with Apollo Global Management, LLC (“Apollo”) that replaced and refinanced our then existing $45 million senior secured mortgage debt and provided $15 million of new senior debt to fund immediate construction related expenditures (“Senior Secured Debt”).  Additionally, we entered into an agreement with Apollo that allows us to extend the maturity of the Apollo debt for an additional year from its current maturity of May 2021 to May 2022 at our option (see Note 2 to the Consolidated Financial Statements, “Long-Term Debt”). At September 30, 2020, we were in compliance with our debt covenants.

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

In July 2020, the Company entered into an At Market Issuance Sales Agreement under which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $30 million from time to time in an “at-the-market” offering (the “July 2020 ATM Offering”) to provide an alternative to raise capital for the Northern Pipeline acquisition payment, for further development of our land and agricultural assets, and for working capital purposes. As of September 30, 2020, the Company issued 602,324 shares of common stock in the July 2020 ATM Offering for gross proceeds of $6.1 million and aggregate net proceeds of approximately $5.9 million.  The Company has and may continue to issue equity securities pursuant to the July 2020 ATM Offering.

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

Cadiz Inc.

 At September 30, 2020, we had no outstanding credit facilities other than the Senior Secured Debt.

Cash Used inOperating Activities. Cash used in operating activities totaled $10.3 million and $10.7 million for the nine months ended September 30, 2020 and 2019, respectively. The cash was primarily used to fund general and administration expenses related to our water and agricultural development efforts.

Cash UsedinInvesting Activities. Cash used in investing activities totaled $7.8 million for the nine months ended September 30, 2020, and $1.4 million for the nine months ended September 30, 2019. The 2020 period included additions to our interests in SoCal Hemp JV LLC (see “Agricultural Development”, above), well development and professional water quality and structural testing of a five-mile segment of pipeline.

Cash Provided by Financing Activities. Cash provided by financing activities totaled $9.9 million for the nine months ended September 30, 2020, compared with cash provided of $14.8 million for the nine months ended September 30, 2019. Proceeds from financing activities for both periods reported are related to the issuance of shares under at-the-market offerings.

Outlook

Short-Term Outlook. In March 2020, we entered into an agreement that allows us to extend the contractual May 2021 maturity of our Senior Secured Debt of approximately $75.7 million as of September 30, 2020 until May 2022 at our option (see Note 2 to the Consolidated Financial Statements, “Long-Term Debt”). Accordingly, we currently have no-near-term debt obligations coming due subject to the exercise of this option which is entirely in the Company's control. However, in order to complete our acquisition of an additional 124-mile extension of our Northern Pipeline, we will require a further $19 million payment that will be due within 180 days upon completion of certain conditions precedent under our purchase agreement with EPNG (See “Water Resource Development”, above). If the acquisition of the 124-mile segment is not completed, then our Northern Pipeline opportunities will be limited to the 96-mile segment we already own. As we require additional working capital to fund operations, we expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities (see “Long-Term Outlook”, below). In July 2020, the Company entered into an At Market Issuance Sales Agreement under which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $30 million from time to time in an “at-the-market” offering (the “July 2020 ATM Offering”) to provide an alternative to raise capital for the Northern Pipeline payment, for further development of our land and agricultural assets, and for working capital purposes.  No assurances can be given, however, as to the availability or terms of any new financing.

Long-Term Outlook. In the longer term, we will need to raise additional capital to finance working capital needs, capital expenditures and any payments due under our Senior Secured Debt at maturity (see “Current Financing Arrangements”, above). Our future working capital needs will depend upon the specific measures we pursue in the entitlement and development of our water resources and other developments. Future capital expenditures will depend on the progress of the Water Project and further expansion of our agricultural assets.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to its Board of Directors. Based on their evaluation as of September 30, 2020, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

Not applicable.

Cadiz Inc.

ITEM 6.      Exhibits

The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

**	1.1	At Market Issuance Sales Agreement, dated July 31, 2020, by and between Cadiz Inc. and B. Riley Securities, Inc.

*	31.1	Certification of Scott S. Slater, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	31.2	Certification of Stanley E. Speer, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	32.1	Certification of Scott S. Slater, Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	32.2	Certification of Stanley E. Speer, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

* 101.SCH	Inline XBRL Taxonomy Extension Schema Document

* 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

* 101.DEF	Inline XBRL Extension Definition Linkbase Document

* 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

* 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

__________________________

* Filed concurrently herewith.

**  Previously filed.

Cadiz Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cadiz Inc.

By:	/s/ Scott S. Slater	November 5, 2020
	Scott S. Slater	Date
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Stanley E. Speer	November 5, 2020
	Stanley E. Speer	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)