Form 10-K
period 2020-12-31
CADIZ INC
filed 2021-03-26
CIK 727273

united states

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2020

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

☐ Large accelerated filer    ☐ Accelerated filer    ☑ Non-accelerated filer

☑ Smaller Reporting Company    ☐ Emerging growth company

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

The aggregate market value of the common stock held by nonaffiliates as of June 30, 2020 was approximately $346,166,937 based on 34,071,549 shares of common stock outstanding held by nonaffiliates and the closing price on that date. Shares of common stock held by each executive officer and director and by each entity that owns more than 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 24, 2021 the Registrant had 38,342,952 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. The Registrant is not incorporating by reference any other documents within this Annual Report on Form 10-K except those footnoted in Part IV under the heading “Item 15. Exhibits, Financial Statement Schedules”.

Cadiz Inc.

Cadiz Inc.

PART I

ITEM 1. Description of Business

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

General Development of Business

We are a natural resources development company committed to providing sustainable water and agricultural opportunities in California.

We own approximately 45,000 acres of land with high-quality, naturally recharging groundwater resources in three areas of Southern California’s Mojave Desert – the Cadiz Valley (35,000 acres), Danby Dry Lake (2,000 acres), and the Piute Valley (9,000 acres). Our properties represent a unique private reserve of lands with vested water rights located in a remote area of eastern San Bernardino County that is at the crossroads of major highway, rail, energy and water infrastructure that supply and deliver necessary resources to communities in California and across Western States (see Item 2, “Properties”, below).

Our properties were primarily assembled by our founders in the early 1980s, relying on NASA imagery that identified a unique desert land position at the base of a vast and topographically diverse Southern California watershed with potential for agricultural and water development.  The Cadiz Valley property (“Cadiz Property”) is underlain by extensive, high-quality, naturally recharging groundwater able to support a variety of uses (see “The Cadiz Water Project”, below).

Our main objective is to realize the highest and best use of our land, water and related infrastructure assets in an environmentally responsible way. Our present activities are focused on developing our assets to meet growing long-term demand for access to sustainable water supplies and agricultural products.  California has systemic water challenges and is not able to ensure that all people in California can reliably access safe, clean drinking water. We believe that the highest and best use of our assets will be realized by offering a combination of water supply, water storage and agricultural projects in ways that are responsive to California’s resource needs.

Cadiz Inc.

The Cadiz Property is currently home to our primary development activities, including water supply and storage project development and active agricultural operations.

We have farmed at the Cadiz Property since the late 1980s relying on naturally recharging fresh groundwater supplies for irrigation. Today, our farming operations at the Cadiz Property (“Cadiz Ranch”) are the largest in San Bernardino County. At the Cadiz Ranch, we are engaged in sustainable agricultural production and through lease arrangements with partners have fruit, vegetable and grain crops in production (see “Sustainable Agriculture”, below).

In addition to our agricultural projects, we are focused on developing a water project that can help address California’s persistent systemic water challenges and deliver new water to California communities in need of reliable water supplies and water infrastructure.  Through management of groundwater at the Cadiz Property, the Cadiz Valley Water Conservation, Recovery and Storage Project (“Water Project”) would, in its first phase, conserve and supply new water for approximately 400,000 people in communities in Southern California (see “The Cadiz Water Project”, below).  A second phase of the Water Project would bank and store imported water for use in future dry years.

The Water Project has completed extensive permitting and environmental review in accordance with local, state and federal law and is approved to deliver a reliable supply of 50,000 acre-feet of water per year for 50 years to communities off of the Cadiz Property. Prior to construction and implementation, the Water Project must complete additional permitting primarily related to our conveyance of water supplies to contracting water agencies, as well as facility construction, improvements, and financing (see, “The Cadiz Water Project”, below).

Our commitment to delivering sustainable, long-term solutions to address California’s resource challenges is supported by our actions as a good steward of our land and water resources.  We follow a holistic land management strategy, employ a rigorous environmental policy, and engage with our stakeholders and those impacted by our projects to verify alignment and accountability.

More than 30,000 acres of our property are presently managed for conservation, including the reservation of 7,500 acres of our Piute property as a desert tortoise land conservation bank. Our Danby Property has suitability for water and agricultural projects but is also presently managed as permanent open space (see “Land Stewardship” and Item 2, “Properties”, below).

Our current working capital requirements relate largely to the support and operation of agricultural development, land management, and activities associated with the Water Project. Working capital requirements have been funded historically by debt and equity investments in our land, water and infrastructure.  Our agricultural operations provide our principal source of revenue, although our working capital needs are not fully supported by our lease and farming returns.  We believe that the ultimate implementation of the Water Project will provide a significant source of future cash flow for the business and our shareholders.

Our strategy for implementation of our projects, current status milestones and prospects are outlined in “Description of Business” below.

Cadiz Inc.

Description of Business

Our business is focused on the development of our land and water assets for their highest and best uses.

Our properties and assets offer opportunities for a wide array of sustainable activities that could benefit those who lack reliable access to food, water and infrastructure.    At present, our development activities are focused on the Cadiz Water Project, sustainable agriculture, and land stewardship.

The Cadiz Water Project

Available water supply in Southern California is constrained every year by regulatory restrictions on each of the State’s three main water sources: (1) the Colorado River Aqueduct (“CRA”), which delivers water from the Colorado River into California; (2) the California State Water Project (“SWP”), which provides water supplies from Northern California to the central and southern parts of the state; and (3) the Los Angeles Aqueduct, which delivers water from the eastern Sierra Nevada mountains to the City of Los Angeles.  Southern California’s water providers and farmers rely on imports from these systems to meet demand, but deliveries from all three into the region are consistently below capacity, even in wet years.

Further, frequent swings between wet and dry years due to natural variability and climate change challenges California’s traditional supply system and drives a persistent demand for reliable storage and local supply.  Recent analysis from the State of California estimates that more than 1 million Californians lack reliable access to safe, clean drinking water and several communities are short of long-term reliable and affordable supply.

To contribute solutions to California’s water challenges, we are focused on the development of the Cadiz Valley Water Conservation, Recovery and Storage Project (“Water Project”), which we expect will provide the Company’s principal source of revenue once operational.

In the decade since we began permitting the Water Project, California’s water supply challenges have not abated.  Cyclical drought, climate change, and regulatory restrictions have created uncertainty for California’s long-term water supplies. The cost of water and infrastructure has also increased over the last decade making it more difficult for disadvantaged communities to access infrastructure necessary to provide reliable clean water supplies.  Our Water Project will offer a supplemental water supply that can help ensure that families, businesses and communities have access to safe, affordable water that is managed locally. The Water Project will also augment California’s existing banking and storage infrastructure to provide additional relief in future dry years.

The Water Project is a public-private partnership with California water agencies that is designed to, in its first phase (“Phase 1”) actively manage the aquifer system at the Cadiz Property to capture and conserve fresh, high-quality groundwater that is currently lost to high-salinity and evaporation and provide a new water supply for approximately 400,000 people in communities in Southern California.

Cadiz Inc.

Water Project operations will follow an extensive, state-of-the-art groundwater management plan (see, “Permits & Regulatory Approvals” below) and withdrawals of groundwater will be limited to sustainable amounts that preserve the health of the aquifer system and safeguard the desert ecosystem. Over the 50-year term of the Water Project, an average of 50,000 acre-feet of water per year will be captured and put to beneficial use in Southern California communities.  Phase 1 of the Water Project also offers participants the ability to carry-over their annual supply and hold it in storage in the groundwater basin from year to year. Approved “carryover storage” capacity is currently 150,000 acre-feet.

In a second phase of the Water Project (“Phase 2”), the Water Project would utilize the managed groundwater basin to offer storage in the aquifer system for an additional 850,000 acre-feet of fresh water that would be imported and held in storage until needed in future dry years. The total storage capacity of the aquifer system following implementation of Phase 1 and Phase 2 of the Water Project is one million acre-feet.

The Water Project was designed on a foundation of scientific study to ensure the sustainability of operations. Several comprehensive studies of the water resources at the Cadiz Property and within the surrounding topographically diverse 1,300 sq. mile watershed have been completed to better understand the extent of the unique resources in the Cadiz Valley, including basin size, capacity, quality and geology.

In summary, scientific research and study have demonstrated the following characteristics of the resource:

●	The aquifer underlying the Cadiz Property contains between 17 – 34 million acre-feet of groundwater in storage, a quantity on par with Lake Mead, the U.S.’s largest surface reservoir.

●

The aquifer system is composed of highly porous sands and rock allowing groundwater to easily flow. At the Cadiz Property, the groundwater table is reached at approximately 150 feet below ground surface, and fresh water extends over 1,000 feet below ground surface. Agricultural use of groundwater at the Cadiz Property has not resulted in any significant, sustained drawdown of the water table in the Cadiz Valley.

●

Groundwater enters the watershed as precipitation in the highest elevations and percolates downgradient to the Cadiz and Fenner Valleys and exits the system at large dry lake playas (Cadiz & Bristol Dry Lakes) south of the Cadiz Property. Natural recharge is estimated at approximately 32,500 acre-feet per year and physical measurements of evaporation from the dry lake playas are consistent with this recharge estimate.

A combination of existing and new facilities will be required for implementation and operation of the Water Project.  Facilities include a wellfield, which would integrate the existing agricultural wells, a pipeline manifold system, and power facilities to support operation of the wellfield.  The Water Project may also include a water treatment facility to meet water quality requirements of our partner agencies.  Further, to deliver water to participants in the Water Project, a water conveyance pipeline would be required either via new construction or conversion of existing pipeline facilities in the area.  We currently contemplate the use of two pipeline routes for the Water Project; one to extend southwards from the Cadiz Property to the Colorado River Aqueduct in Rice, California (the “Southern Pipeline”) and the other to extend northwards from the Cadiz Property to Wheeler Ridge, California (the “Northern Pipeline”).

Cadiz Inc.

Construction of the Water Project facilities that would allow for conservation, carry-over storage and delivery of groundwater to public water providers is expected to cost approximately $400 million and will require capital financing that we expect will be secured by a combination of definitive purchase and sale agreements with Water Project participants and the new facility assets.

We have received substantially all permits required to construct a wellfield, pipeline and related facilities at the Cadiz Property as part of Phase 1 of the Water Project (see “Permits & Regulatory Approvals”, below).

Prior to construction and implementation of the Water Project, we require final contracts (see “Contracts with Agencies”, below), conveyance arrangements to move water between the Cadiz Property and the service areas of participating water agencies (see “Conveyance Pipelines”, below), which are also subject to regulatory approval, and final design, procurement and construction. The status of each development phase is described below.

Permits & Regulatory Approvals

To ensure the safety and sustainability of the Water Project operations, the Water Project requires environmental and regulatory permits prior to construction and implementation.  Following a multi-year permitting process, the Water Project received permits that allow the capture and conservation of 2.5 million acre-feet of groundwater over 50 years, on average 50,000 acre-feet per year, in accordance with the terms of a groundwater management plan approved by San Bernardino County.

The Water Project has completed a California Environmental Quality Act (“CEQA”) review process including the completion of a comprehensive Final Environmental Impact Report (“FEIR”). The FEIR concluded that Water Project operations would not cause any significant adverse environmental impacts.  The FEIR was certified on July 31, 2012.

San Bernardino County, the local agency responsible for groundwater use at the Cadiz Property has also reviewed the Water Project and approved its Groundwater Monitoring, Management and Mitigation Plan (‘GMMMP”), which establishes a monitoring network to ensure that the Water Project will not cause harm to the environment or surrounding land uses. The GMMMP includes 100 monitoring features across the watershed and regular transparent disclosure of conditions.  The FEIR and GMMMP permits allow the conservation and delivery of 50,000 acre-feet of groundwater per year for 50 years to serve beneficial uses in California communities. These permits were upheld and sustained in their entirety by judgements in California courts and are no longer subject to legal challenge.

In August 2019, an Addendum to the FEIR was adopted by the Fenner Valley Water Authority, a joint powers authority comprised of the public water agencies participating in the Water Project, to address updates to the Water Project proposal, such as its water treatment program and pipeline route. The Addendum also assessed new studies published on natural springs in the Water Project watershed.  The Addendum concluded that there are no significant adverse impacts associated with the minor changes to the Water Project and further summarized that the spring studies did not change the conclusions of the FEIR’s analysis. The Addendum was not challenged in court and is no longer subject to litigation.

Cadiz Inc.

Phase 2 of the Water Project has been the subject of programmatic environmental review in accordance with CEQA, but still requires project-level environmental review and permitting. Phase 2 may also require additional local or federal permits that have not yet been identified.

Contracts with Water Agencies

The Water Project is a public-private partnership with public agencies in Southern California.

We have executed Letters of Intent (“LOIs”), option agreements and purchase agreements, or contracts with public water agencies and private water utilities in California.  These participating agencies serve more than one million customers in cities throughout California’s San Bernardino, Riverside, Los Angeles, Orange, Imperial and Ventura Counties.

We have pledged to ensure the benefits of the Water Project are realized locally in San Bernardino County, where the Cadiz Property is located. Twenty percent of Water Project supplies have been reserved for San Bernardino County-based agencies. We have also pledged to dedicate water supplies from the Water Project to disadvantaged communities (“DAC” or “DACs”) that traditionally have been underserviced or out of reach of established water providers.  All current partners in the Water Project contain at least one community classified as a DAC.

The Santa Margarita Water District (“SMWD”) was the first public agency to approve a final Water Purchase and Sale Agreement in 2012 for an annual supply of 5,000 acre-feet of water for 50 years.  The structure of the SMWD purchase agreement calls for an annually adjusted water supply payment, plus a pro rata portion of the capital recovery charge and operating and maintenance costs.  The capital recovery charge is calculated by amortizing the total capital investment by the Company over a 30-year term.

Option agreements executed from 2010 – 2011, prior to the CEQA process, provide to participants the right to acquire an annual supply of 5,000 acre-feet of water at a $775 per acre-foot (2010 dollars, subject to adjustment), which is competitive with the incremental cost of new water.  In addition, these agencies received options to acquire storage rights in the Water Project to allow for the management of their Water Project supplies in complement with their own water resources.  Up to 150,000 acre-feet of carry-over storage is available for reservation by the agencies prior to construction commencement.  Participants that elect to achieve year-to-year flexibility in their use of Water Project water by utilizing carry-over storage will reserve storage capacity for $1,500 per acre-foot prior to construction.

LOIs that have been entered into since completion of the CEQA process provide participants the right to acquire supplies from the Water Project at $960 per acre-foot (2014 dollars, subject to adjustment).  These LOIs also include the option to reserve carry-over storage capacity for $1,500 per acre-foot prior to construction.

Cadiz Inc.

Water supply and storage pricing in final agreements will reflect adjustments in market pricing that have occurred since initial execution of option agreements. We believe the cost of water supply and storage from the Water Project to be among the most cost-effective options in Southern California.

In 2020, we continued efforts with Water Project public agency participants to convert option agreements to definitive contracts. Generally, contracts are subject to the approval of the elected boards of the participants and subject to environmental review and compliance with CEQA.  Participants can complete additional study and investigation of the Water Project prior to consideration of a contract.  In 2020, we supported efforts of our public agency participants to conduct their discretionary review of the Water Project and its existing permits as they further evaluate a definitive contract in the Water Project.

Conveyance Pipelines

We anticipate using two separate pipeline routes to convey water from the Cadiz Property to the service areas of our participating agencies.   The first route, or the Southern Pipeline, requires the construction of a 43-mile water conveyance pipeline within a portion of the Arizona & California Railroad Company (“ARZC”) right-of-way that crosses the Cadiz Property and intersects with the CRA in Rice, California.  The CRA is owned by the Metropolitan Water District (“MWD”) and serves water providers in six southern California counties.  The second route, or the Northern Pipeline, contemplates the use of an existing 30” natural gas pipeline that we optioned and acquired from El Paso Natural Gas (“EPNG”) as a potential facility to convey water to the Cadiz Property for storage, or from the Cadiz Property to parties along the route. The Northern Pipeline extends 220-miles from the Cadiz Property to Wheeler Ridge, California and crosses the Mojave River Pipeline, the Los Angeles Aqueduct and terminates near the State Water Project.

The use of either route for conveyance of water to or from the Cadiz Property is subject to additional regulatory approval as outlined below.

a.	Southern Pipeline

The Southern Pipeline will be a 55-85” steel pipeline that would be constructed within the Arizona & California Railroad Company (“ARZC”) 200 ft. wide right-of-way from the Cadiz Property south-east to the CRA near Rice, California.  In 2008, we entered into a 99-year lease agreement with the ARZC to utilize a portion of its existing right-of-way for a conveyance pipeline and related facilities. As part of the lease arrangement, we agreed to provide necessary railroad improvements in furtherance of railroad purposes. This includes providing water and power to the railroad for fire protection and improving access roads and transloading operations, among other things.  By co-locating the conveyance pipeline within this existing railroad right-of-way, Water Project construction would avoid impacts to desert habitats. The route and construction within the route were evaluated and approved during the Water Project’s CEQA process.

Our proposed co-location in the right-of-way was evaluated and approved as part of the CEQA process, and was also separately assessed by the US Bureau of Land Management (“BLM”) to determine the need for any federal permitting related to the proposed use of the ARZC right-of-way, which was originally granted to the railroad by the federal government.  BLM’s evaluation, which was issued in February 2020, concluded that the proposed pipeline will further railroad purposes at least in part, is within the scope of the right-of-way, and requires no additional BLM approvals.

Cadiz Inc.

Construction of the Southern Pipeline and related facilities will not be initiated until we complete the following additional regulatory approvals:

(i.)	an agreement with Metropolitan Water District of Southern California to move Water Project water supplies in the CRA;

(ii.)	a finding by the California State Lands Commission that conveying water from the Water Project in the CRA will not adversely affect the desert environment.

i.	MWD Agreement

Water supplies conserved by the Water Project would enter the CRA at the termination of the Southern Pipeline. The CEQA process considered a variety of options for the interconnection to the CRA and conveyance of Water Project supplies in the CRA to the service area of participating water agencies.  Final terms and conditions for entry and conveyance will be determined by MWD in consultation with the Water Project’s participating agencies.

MWD is required to convey water for a third party subject to provisions in California Water Code sections 1810 – 1815, Joint Use of Capacity in Water Conveyance Facilities (also known as “the Wheeling Statutes”) provided that supplies entering the CRA comply with MWD’s published engineering, design and water quality standards.  Water supplies conveyed in the CRA are also subject to all applicable fees and charges routinely established by MWD for the conveyance of water within its service territory.  Any wheeling fees will be payable by participants in the Water Project.

Adding Cadiz groundwater to the CRA offers a water quality benefit to MWD and its member agencies that may also be considered when establishing terms and conditions for entry and conveyance in the CRA. Cadiz water presently meets all state and federal water quality requirements without treatment and total dissolved solids (“TDS”) or salts in the Cadiz water supply are substantially lower than the water in the CRA. Adding Cadiz water to the CRA could lower its TDS and provide a reduction in treatment costs.  Some naturally occurring constituents at Cadiz are lower than state and federal drinking water standards, but potentially higher than the water in the CRA; however, based on extensive pilot testing, they can be lowered via treatment to ambient levels or removed entirely with use of cost-effective treatment technologies.

We believe there are multiple benefits that can be realized by MWD and water users throughout its service area upon making space reasonably available for Cadiz water supplies and providing the region the flexibility of relying on the Water Project in both wet and dry years.

Once agreement regarding terms and conditions of the Water Project’s use of the CRA to transport water to its participating agencies is reached, then the agreement will be considered by the MWD Board. We expect a formal application to MWD for consideration of terms and conditions would be filed following completion of our contractual arrangements.

Cadiz Inc.

ii.	State Lands Commission Review under Water Code Section 1815

Water Code Section 1815, which is a component of California’s “Wheeling Statutes” referenced above, requires desert groundwater projects to apply for a review by the California State Lands Commission (“SLC”) prior to moving water in facilities like the CRA.  This review must determine whether such projects would have “unreasonable effects on the environment and water dependent ecosystems in the surrounding watersheds.” The review by SLC must be conducted within 15 months of any filed application, with an option to extend for an additional 9 months upon public notice and explanation.  Any application to the SLC for review of the Water Project’s plans to convey water in the CRA from the Cadiz Property will be accompanied by evidence of the Water Project’s extensive record of environmental sustainability as well as data and reports that we expect will withstand critical scrutiny. We do not expect a formal application with the SLC will be filed until Water Project contracts are finalized.

b.	Northern Pipeline

The Northern Pipeline is a 220-mile long, 30-inch-wide existing idle steel pipeline that extends northwest from our Cadiz Property and crosses agricultural, military, industrial and exurban communities across San Bernardino, Los Angeles, and Kern counties.  The pipeline also crosses primary state water infrastructure including the Los Angeles Aqueduct and the State Water Project.

Technical engineering studies have indicated that the pipeline (a former petroleum products line that was retired in 2005) could transport between 18,000 and 30,000 acre-feet of water per year between points along the pipeline corridor. Professional water quality and structural testing of a five-mile segment conducted in 2020 determined that there were no residual gas or petroleum products in the tested segment and that the pipeline is structurally sound to transport water.

We completed the acquisition from El Paso Natural Gas Company (“EPNG”) of the first 96-mile segment of the Northern Pipeline from Cadiz to Barstow, California in 2014. Our right to acquire the remaining 124-mile segment from Barstow to Wheeler Ridge, California was subject to certain conditions precedent, described below, including the securing of rights to operate the Northern Pipeline for water conveyance.

In December 2020, BLM granted to our subsidiary Cadiz Real Estate LLC two right-of-way permits that now enable us to transport water through the entire Northern Pipeline over BLM-managed lands. The first right-of-way was issued pursuant to an assignment in October 2020 of a portion of an existing right-of-way held by EPNG and renewed by BLM under the Mineral Leasing Act that enables the continued transportation of natural gas. The second right-of-way was issued under the Federal Land Policy and Management Act and authorizes the conveyance of water in the pipeline over BLM-managed lands.

With these BLM grants, the conditions precedent were principally satisfied allowing for completion of the Company’s acquisition of the remaining 124-mile segment of the Northern Pipeline upon final payment to EPNG of $19 million, which is required to be made no later than June 30, 2021.

Cadiz Inc.

The Northern Pipeline offers California water purveyors a unique asset and corresponding opportunity to connect available supplies with rural areas of the State that are underserved. If the Northern Pipeline were to become operational for water conveyance, then the Water Project would interconnect Southern California’s primary water delivery systems for the first time, enabling more flexible trading among participants on these systems.  We are presently engaged in discussions with parties interested in using the Northern Pipeline for conveyance, storage and supply.

Prior to conveyance of water through the Northern Pipeline, we must secure permits required by any definitive agreement to use the facility.  All conveyance of water via the Northern Pipeline would be conducted in accordance with applicable local, state and federal laws.

The cost to make the entire Northern Pipeline operational for delivery of water is estimated at approximately $100 million and will require capital financing that we expect will be secured by any contracts to use the pipeline, as well as the facility assets.

Facility Design & Construction

Prior to final construction of the Water Project facilities, we must finalize facility design and acquire relevant construction permits from local agencies.

Together with SMWD we have engaged engineering and environmental consultants to complete design plans for remaining necessary facilities. This work is ongoing and expected to proceed in coordination with the negotiation of contracts and conveyance arrangements.  We have not yet completed a bidding or Request for Proposal process for Water Project construction.

Social Impact

Upon implementation, the Water Project’s safe and sustainable operations will benefit community stakeholders.  The Water Project will have the following positive social impacts:

●	Water for disadvantaged communities. All public agency participants with options to contract for water from the Water Project contain at least one disadvantaged community within their service area.

●

Improve local water quality. The introduction of our low TDS groundwater in the CRA, which is known to be high in TDS, would provide a water softening benefit that would reduce treatment costs for MWD and its member agencies.  Water Project partners have also established a $5 million fund for small water systems in disadvantaged communities to support their local water quality improvements.

●

Repurposing carbon contributing assets. The use of the Northern Pipeline for water conveyance will convert a former oil and gas pipeline for the beneficial use of water conveyance. The recycling of an existing pipeline will reduce greenhouse gas emissions and reduce the load on the state’s current water transportation sources.

Cadiz Inc.

●

Creation of new renewable energy. The Cadiz Southern Pipeline and Northern Pipelines will feature in-line turbines that will generate renewable hydropower.  The Water Project wells and pump stations will be powered at least in part by solar energy and natural gas.

●	Protection of habitats. All Water Project facilities will be built on private lands, disturbed public lands or within existing transportation corridors which will avoid any impacts on habitats.

●

Support stable water rates. The addition of new reliable supply, groundwater storage, improved water quality and system efficiency will allow water agency participants to keep rates low in their service area.

●

Create and support good-paying jobs. The Water Project is expected to create and support nearly 6,000 jobs across the local economy during two phases of construction; 10% of jobs are reserved for veterans.

●	Improved tax base. The Water Project will contribute new tax revenue to local governments, including County budgets and local schools in disadvantaged communities.

Sustainable Agricultural Development

Farming began at the Cadiz Property in the 1980s and has continued sustainably since that time. Our entire 35,000-acre Cadiz Property is zoned to allow for agricultural development.  A total of 9,600 acres of the property, which is also known as the Cadiz Ranch, has been permitted for agricultural use, allowing for planting, irrigation and related infrastructure. The Cadiz Ranch is the largest approved agricultural operation in San Bernardino County.

The property features worker housing and commissary for 300 people, as well as office and equipment facilities. Irrigation is supported by 9 wells, with capacity to deliver up to 25,000 acre-feet of water per year. All agricultural wells are expected to be integrated into any Water Project wellfield.  Water quality is excellent with very low TDS and meets all state and federal requirements without treatment.

Presently 3,342 acres are developed for farming via a combination of lease arrangements and direct farming by Cadiz as follows:

●

2,100 acres have been leased for the farming of lemons and other crops, 640 acres of which have been planted as lemons to date.  All farming expenses are borne by the lessees. Revenues received from these leases totals approximately $420,000 per year.

●

242 acres have been leased for the farming of industrial hemp by SoCal Hemp JV LLC, our 50/50 joint venture partnership with Glass House Farms. The farming of hemp was federally legalized in the 2018 US Farm Bill. In 2020, all the leased acreage was planted to eight varieties of industrial hemp.  All farming expenses are borne by the joint venture. Revenues received from the SoCal Hemp lease total $121,000 per year. SoCal Hemp is still conducting research and development on the application in consumer products of the cannabinol (CBD) and other cannabinoids derived from the harvested hemp.

Cadiz Inc.

●	An additional 1,000 acres has been prepared for the farming grain crops, but it is presently fallow. We expect to plant this acreage in 2021.

To address climate change, maintain a natural environment and support habitat for local flora and fauna, we and our farming partners follow best practices that minimize water use, improve soil fertility, and reduce pesticides and other applications that could adversely impact soil, water or food quality.

All farming at the Cadiz Ranch is conducted in accordance with permits from San Bernardino County. We report our crop mix, groundwater use, water quality, well levels, and other trends annually to the County.

Efficient use of water by agriculture is critical to long-term sustainability and our agricultural operations.  In 2019, the Cadiz/Fenner groundwater basins, which underlie our farming operations, were classified as “low/very low” priority in accordance with the California Sustainable Groundwater Management Act (“SGMA”) demonstrating the sustainability of the groundwater basins that support our ongoing irrigation.   By contrast, the Public Policy Institute of California has estimated that between 535,000 and 750,000 acres of farmland in the Central Valley will have to be permanently fallowed in order for these groundwater basins to satisfy SGMA.  Given the enduring safety and sustainability of our agricultural operations, we anticipate offering a continuing option for agricultural operations in California.

All Cadiz Ranch agriculture is developed to be compatible with anticipated Water Project operations. Overlying farming demands will be coordinated with Water Project operations and existing permits to utilize available water for its highest and best use.

Land Stewardship

Our mission includes managing our desert properties for their highest and best use. Approximately 30,000 acres of our total 45,000 acres are presently managed for permanent open space.

In 2014, we permanently dedicated approximately 7,500 acres of our Piute Valley properties to conservation.  These properties, which are not associated with the Cadiz Water Project or Cadiz Agricultural operations, are located within terrain designated by the federal government as Critical Desert Tortoise Habitat and/or Desert Wilderness Areas. In February 2015, the California Department of Fish and Wildlife approved our establishment of the Fenner Valley Desert Tortoise Conservation Bank (“Fenner Bank”), a land conservation bank that makes available these properties for mitigation of impacts to tortoise and other sensitive species that would be caused by any development across the Southern California desert. Under its enabling documents, the Fenner Bank offers credits that can be acquired by entities that must mitigate or offset impacts linked to planned development. For example, this bank can service the mitigation requirements of renewable energy, military, residential and commercial development projects being considered throughout the Mojave Desert. Credits sold by the Fenner Bank are dedicated to funding the permanent preservation of the land by the San Diego Habitat Conservancy and research by San Diego Zoo Global into desert tortoise health and species protection. Any future revenues received from credits sold are expected to be reinvested into the land conservation operation.

Cadiz Inc.

Other Opportunities

We remain committed to the sustainable use of our land, water and infrastructure assets and will continue to explore all opportunities for sustainable development in an environmentally responsible way. We cannot estimate which of these opportunities will ultimately be realized.

Seasonality

Our water resource development activities are not seasonal in nature.

Farming operations on the leased land at the Cadiz Property include the year-round cultivation of lemons and spring and fall plantings of vegetables and grains.  These operations have been subject to general seasonal trends that are characteristic of the agricultural industry.

Competition

We face competition in the acquisition, development and sale of water and land assets from a variety of parties. We also experience competition in our development of water projects and agriculture associated with our properties. Since California has scarce water resources and an increasing demand for available water, we believe that location, price and reliability of delivery are the principal competitive factors affecting transfers of water in California. We believe our projects are competitive with other sources of water and agriculture.

Human Capital Resources

As of December 31, 2020, we employed 10 full-time employees (i.e. those individuals working more than 1,000 hours per year).  Our business operations also rely on seasonal and temporary workers, as well as non-employee consultants and vendors to help augment specialized human capital and talent needs.  Our full-time, seasonal, and temporary employees as well as non-employee consultant and vendors must follow our code of conduct and ethics policy, as well as our whistleblower and information security policies.

We appreciate the importance of retention, growth and development of our employees. The average tenure of our full-time employees is more than 10 years, reflecting our positive work environment that offers opportunities to develop new skills and advance to new positions. We believe we offer competitive compensation (including salary, incentive bonus, and equity) and benefits packages to our employees, including a 401(k) plan. Further, we urge professional development opportunities and mentorship to cultivate talent throughout the Company.

As a small workforce, we focus on skill sharing and experience diversity in the workplace.  Our full-time employees have opportunity to often work with senior leadership and/or Board members in pursuit of business objectives. Management and leadership provide annual reviews of employee performance. Human capital is generally managed by our CEO and CFO, and employment policies are overseen by the Board, particularly the Compensation Committee.

Cadiz Inc.

We are focused on both executing on a strategy to support progress and evaluating our diversity and inclusion strengths and opportunities to ensure our workforce reflects the communities in which we operate.

COVID-19

We have remained open throughout the COVID-19 pandemic as a member of the agricultural products industry. Our employees were provided opportunities to telework and flexibility to manage the unique demands of the situation.  We expect to continue to support work-from-home arrangements for our employees even as the pandemic eases in the months ahead as it has created new flexibility that is favored by our workforce.

Our employees in the office and temporary and seasonal workers in the field are provided socially-distanced working spaces and Personal Protective Equipment (PPE).  Our operations are in compliance with all local, state and federal pandemic regulations.

Regulation

Our operations are subject to varying degrees of federal, state and local laws and regulations, as detailed throughout Item 1.  As we proceed with the development of our properties, including the Water Project, we will be required to demonstrate to various regulatory authorities that we are in compliance with the laws, regulations and policies enforced by such authorities.  Groundwater development, and the export of conserved groundwater for sale to entities such as public water agencies, is subject to regulation by specific existing statutes pertaining to water supply, but also general environmental statutes applicable to all forms of development.  Agricultural operations are generally subject to regulation by local agencies, such as county governments, as well as state environmental and water statutes. For example, we must obtain a variety of approvals and permits from state and federal governments with respect to assessment of environmental impact, particularly given the location of our assets in the California desert and in proximity to public lands. Because of the discretionary nature of these approvals, concerns raised by governmental officials, public interest groups and/or other interested parties during both the development and the approval process may impact our ability to develop our properties in the manner we believe would fulfill their highest and best use. The realization of income from our projects, including the Water Project, could be delayed, reduced or eliminated based on regulatory restrictions and/or processes.

Access to Our Information

Our annual, quarterly and current reports, proxy statements and other information are filed with the Securities and Exchange Commission (“SEC”) and are available free of charge on the internet through our website, http://www.cadizinc.com, as soon as reasonably practical after electronic filing of such material with the SEC.  Our website address provided in this Annual Report on Form 10-K is not intended to function as a hyperlink and the information on our website is not, nor should it be considered, part of this report or incorporated by reference into this report.

Our SEC filings are also available to the public on the internet at the SEC’s website http://www.sec.gov.

Cadiz Inc.

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

The Development of Our Properties Is Heavily Regulated, Requires Governmental Approvals and Permits That Could Be Denied, and May Have Competing Governmental Interests and Objectives

In developing our land assets and related water resources, we are subject to local, state, and federal statutes, ordinances, rules and regulations concerning zoning, resource protection, environmental impacts, infrastructure design, subdivision of land, construction and similar matters.  Our development activities are subject to the risk of adverse interpretations or changes to U.S. federal, state and local laws, regulations and policies.  Further, our development activities require governmental approvals and permits.  If such permits were to be denied or granted subject to unfavorable conditions or restrictions, our ability to successfully implement our development programs as planned would be adversely impacted.

Current regulatory milestones that could impact Water Project implementation are generally related to the Water Project’s conveyance functions, particularly the construction of pipelines and related facilities necessary to move conserved water from Cadiz to the service area of contracting water agencies.  In this regard, we will need to obtain certain approvals, described below, from (i) the Metropolitan Water District of Southern California (“MWD”), and (ii) the California State Lands Commission (“CSLC”), prior to construction of the Southern Pipeline.

Cadiz Inc.

Water Project supplies entering the Colorado River Aqueduct (“CRA”) must comply with MWD’s published engineering, design and water quality standards and will be subject to all applicable fees and charges routinely established by MWD for the conveyance of water within its service territory.  Water Project participating agencies must negotiate an agreement with MWD outlining the terms and conditions of the Water Project’s use of the CRA to transport water to its participating agencies. While MWD is required by law to convey water in its public facilities, if space is available, any agreement with Water Project participating agencies is subject to approval of the Board of Directors of MWD.

In accordance with California Water Code, Section 1815, conveyance of groundwater from California desert groundwater basins in public water transportation facilities, including the CRA, must be reviewed by the CSLC and the CSLC must issue a finding that such activity “will not adversely affect the natural or cultural resources, including groundwater resources or habitat, of federally protected or state lands.”  Prior to commencement of conveyance of water in the CRA, as part of the Water Project, we must apply to the CSLC for this finding and approval.

There may be additional local, state or federal regulatory approvals required prior to operation of the Northern Pipeline for water conveyance. Such regulatory requirements will be determined by any contractual obligation to transport water between parties along the pipeline route.

Generally, statutes, regulations and ordinances governing the approval processes provide third parties the opportunity to challenge and litigate our proposed plans and any government approvals.  Opposition from third parties can cause delays and increase the costs of our development efforts or preclude such development entirely.  While we have worked with representatives of various environmental and third-party stakeholders to address any concerns about our projects, certain groups may remain opposed to our development plans regardless of engagement and pursue legal and other remedies.

Our Failure to Make Timely Payments of Principal and Interest on Our Indebtedness or  To Obtain Additional Financing Will Impact our Ability to Implement Our Asset Development Programs

As of December 31, 2020, we had total indebtedness outstanding to our lenders of approximately $78.6 million which is secured by our assets.  Approximately $78.5 million of our indebtedness is due in May 2021 which can be extended to November 2022 at the Company’s option (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”).  To the extent that we do not make principal and interest payments on the indebtedness when due, or if we otherwise fail to comply with the terms of agreements governing our indebtedness, we may default on our obligations. Additionally, the completion of the acquisition of the 124-mile extension of our Northern Pipeline will require a $19 million payment prior to June 30, 2021.  If we cannot fund the payment and complete the acquisition of the 124-mile segment, our Northern Pipeline opportunities will be limited to the 96-mile segment already owned.

Cadiz Inc.

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

The Issuance of Equity Securities Under At Market Issuance Sales Agreements and Management Equity Incentive Plans Will Cause Dilution

We have and may continue to issue equity securities pursuant to at the market issuance sales agreements.  Further, our compensation programs for management emphasize long-term incentives, primarily through the issuance of equity securities and options to purchase equity securities.  It is expected that plans involving the issuance of shares, options, or both will be submitted from time to time to our stockholders for approval.  In the event that any such plans are approved and implemented, the issuance of shares and options under such plans may result in the dilution of the ownership interest of other stockholders and will, under currently applicable accounting rules, result in a charge to earnings based on the value of our common stock at the time of issue and the fair value of options at the time of their award.  The expense would be recorded over the vesting period of each stock and option grant.

The Volatility of Our Stock Price Could Adversely Affect Current and Future Stockholders

The market price of our common stock is volatile and fluctuates in response to various factors which are beyond our control.  Such fluctuations are particularly common in companies such as ours, which have not generated significant revenues.  The following factors, in addition to other risk factors described in this section, could cause the market price of our common stock to fluctuate substantially:

●	developments involving the execution of our business plan;
●	disclosure of any adverse results in litigation;
●	regulatory developments affecting our ability to develop our properties;
●	the dilutive effect or perceived dilutive effect of additional debt or equity financings;
●	perceptions in the marketplace of our company and the industry in which we operate; and
●	general economic, political and market conditions.

In addition, the stock markets, from time to time, experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies.  These broad fluctuations may adversely affect the market price of our common stock.  Price volatility could be worse if the trading volume of our common stock is low.

ITEM 1B.  Unresolved Staff Comments

Not applicable at this time.

Cadiz Inc.

ITEM 2. Properties

Following is a description of our significant properties.

The Cadiz Valley Property

We own approximately 35,000 acres of largely contiguous desert land in the Cadiz and Fenner valleys of eastern San Bernardino County, California (the “Cadiz Property”). This area is located approximately 80 miles east of Barstow, California and 30 miles north of the Colorado River Aqueduct (“CRA”), and 110 miles north-east of Palm Springs. The Cadiz Property, which is at the base of a topographically diverse1,300 square mile watershed, is the principal location of our business operations, including our agricultural operations and ongoing water supply and storage project development.

Independent geotechnical and engineering studies conducted since initial acquisition have confirmed that the Cadiz Property overlies a significant aquifer system that can support agricultural development and is ideally suited for the conservation of groundwater for water supply projects, as well as the storage of imported water, as contemplated by the Cadiz Water Project. See Item 1, “Description of Business – The Cadiz Water Project”.

Additional Eastern Mojave Properties

In addition to the Cadiz Property, we also own approximately 11,000 additional acres in the eastern Mojave Desert portion of San Bernardino County, California at two separate properties.

Piute: We own approximately 9,000 acres in the Piute Valley. This landholding is located 15 miles from the resort community of Laughlin, Nevada, and about 12 miles from the Colorado River town of Needles, California. Extensive hydrological studies, including the drilling and testing of a full-scale production well, have demonstrated that this landholding is underlain by high-quality groundwater and could be suitable for agricultural development or solar energy production. However, the Piute properties are private inholdings in the Mojave Trails National Monument, and are proximate to or border areas designated by the state and federal government as Critical Desert Tortoise Habitat and/or Desert Wilderness Areas and are therefore ideally suited for preservation and conservation. Approximately 7,500 acres of our Piute Valley properties are reserved in our Fenner Valley Desert Tortoise Conservation Bank, which is the largest land bank in California dedicated to protecting the desert tortoise. The Bank offers credits that can be acquired by public and private entities required to mitigate or offset impacts to the desert tortoise linked to planned development. We are presently marketing these credits to a variety of planned developments in the region.

Danby: We own nearly 2,000 acres near Danby Dry Lake in Ward Valley, approximately 30 miles southeast of the Cadiz Property. Our Danby Dry Lake property is located approximately 10 miles north of the Colorado River Aqueduct. Initial hydrological studies indicate that it has excellent potential for a water supply project. Certain of the properties in this area may also be suitable for agricultural development, renewable energy and/or preservation and conservation lands.  The Danby properties are currently managed for open space purposes.

Cadiz Inc.

Executive Offices

We lease approximately 3,800 square feet of office space in Los Angeles, California for our executive offices. The lease terminates in November 2021. Current base rent under the lease is approximately $8,500 per month.

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

Debt Secured by Properties

Our assets have been pledged as collateral for $78.5 million of senior secured debt outstanding as of December 31, 2020. Information regarding interest rates and principal maturities is provided in Note 6 to the Consolidated Financial Statements, “Long-Term Debt”.

ITEM 3. Legal Proceedings

As noted under Item 1A, Risk Factors, third parties have the ability to file litigation challenging government approvals related to our property.  On March 23, 2021, two lawsuits were filed by The Native American Land Conservancy/National Park Conservation Association and Center for Biological Diversity/Defenders of Wildlife/Sierra Club against the United States Department of Interior, BLM and agency decision makers in United States District Court for the Central District of California.  The lawsuits allege violations of various regulations in the BLM grants to our subsidiary, Cadiz Real Estate LLC, of two right-of-way permits that now enable us to transport water through the entire Northern Pipeline over BLM-managed lands and seek to vacate the permits and require additional federal review.  We are not a named party to these lawsuits but are analyzing whether we should intervene in the lawsuits.  While we believe the lawsuits are without merit, we can not reasonably predict the outcome of either of these lawsuits.

ITEM 4. Mine Safety Disclosures

Not Applicable.

Cadiz Inc.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock is currently traded on The NASDAQ Global Market ("NASDAQ") under the symbol "CDZI." The following table reflects actual sales transactions for the dates that we were trading on NASDAQ, as reported by NASDAQ.

	High	Low
Quarter Ended	Sales Price	Sales Price

2019:
March 31	$9.77	$9.53
June 30	$11.39	$10.88
September 30	$12.70	$12.17
December 31	$11.07	$10.94

2020:
March 31	$11.78	$11.38
June 30	$10.19	$9.92
September 30	$10.03	$9.87
December 31	$10.75	$10.57

On March 24, 2021, the high, low and last sales prices for the shares were $8.85, $8.30, and $8.78, respectively.

As of March 24, 2021, the number of stockholders of record of our common stock was 61.

To date, we have not paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Our senior secured term loan has covenants that prohibit the payment of dividends.

All securities sold by us during the three years ended December 31, 2020, which were not registered under the Securities Act of 1933, as amended, have been previously reported in accordance with the requirements of Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

ITEM 6. Selected Financial Data

We are a smaller reporting company as defined by Reg. 240.12b-2 of the Securities and Exchange Act of 1934 and are not required to provide the information under this item.

Cadiz Inc.

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

We are a natural resources development company committed to providing sustainable water and agricultural opportunities in California.

Our main objective is to realize the highest and best use of our land, water and related infrastructure assets in an environmentally responsible way. Our present activities are focused on developing our assets to meet growing long-term demand for access to sustainable water supplies and agricultural products.  California faces systemic water challenges and is not able to ensure that all people in California can reliably access safe, clean drinking water. We believe that the highest and best use of our assets will be realized by offering a combination of water supply, water storage and agricultural projects in ways that are responsive to California’s resource needs.

The Cadiz Property is currently home to our primary development activities, including water supply and storage project development and active agricultural operations.

We are focused on developing a water project that can help address California’s persistent systemic water challenges and deliver new water to California communities in need of reliable water supplies and water infrastructure.  Through management of groundwater at the Cadiz Property, the Water Project would, in its first phase, or Phase 1, conserve and supply new water for approximately 400,000 people in communities in Southern California.  A second phase of the Water Project, or Phase 2, would bank and store imported water for use in future dry years.

The Water Project has completed extensive permitting and environmental review in accordance with local, state and federal law and is approved to deliver a reliable supply of 50,000 acre-feet of water per year for 50 years to communities off of the Cadiz Property. Prior to construction and implementation, the Water Project must complete contracts with participating water agencies, conveyance arrangements to deliver water supplies to contracting water agencies, and also arrange for facility construction, improvements, and financing.

Cadiz Inc.

We anticipate using two separate pipeline routes to convey water from the Cadiz Property to the service areas of our participating agencies.  The first route, or the Southern Pipeline, requires the construction of a 43-mile 55-85” steel water conveyance pipeline within a portion of the Arizona & California Railroad Company right-of-way that crosses the Cadiz Property and intersects with the CRA in Rice, California.  The CRA is owned by the Metropolitan Water District  and serves water providers in six southern California counties.  The second route, or the Northern Pipeline, contemplates the use of an existing 30” natural gas pipeline that we optioned and acquired from El Paso Natural Gas (“EPNG”) as a potential facility to convey water to the Cadiz Property for storage, or from the Cadiz Property to parties along the route. The Northern Pipeline extends 220-miles from the Cadiz Property to Wheeler Ridge, California and crosses the Mojave River Pipeline, the Los Angeles Aqueduct and terminates near the State Water Project.

In December 2020, BLM granted to our subsidiary Cadiz Real Estate LLC two right-of-way permits that now enable us to transport water through the entire Northern Pipeline over BLM-managed lands. The first right-of-way was issued pursuant to an assignment in October 2020 of a portion of an existing right-of-way held by EPNG and renewed by BLM under the Mineral Leasing Act that enables the continued transportation of natural gas. The second right-of-way was issued under the Federal Land Policy and Management Act and authorizes the conveyance of water in the pipeline over BLM-managed lands.

With these BLM grants, the conditions precedent were principally satisfied allowing for completion of the Company’s acquisition of the remaining 124-mile segment of the Northern Pipeline upon final payment to EPNG of $19 million, which is required to be made no later than June 30, 2021.  We are presently engaged in discussions with parties interested in using the Northern Pipeline for conveyance, storage and supply.  Prior to conveyance of water through the Northern Pipeline, we must secure permits required by any definitive agreement to use the facility.  All conveyance of water via the Northern Pipeline would be conducted in accordance with applicable local, state and federal laws.

Our agricultural operations provide the Company’s principal source of revenue, although our working capital needs are not fully supported by our lease and farming returns.  The development of the agricultural operations in 2020 included the construction of three wells that doubled our irrigation capacity to total 25,000 acre-feet per year, an initial commercial planting of 242 acres of industrial hemp by SoCal Hemp JV LLC, our 50/50 joint venture partnership with Glass House Farms, and initial preparation of 1,000 acres of land for the farming of grain crops expected to be planted during 2021.

We believe that the ultimate implementation of the Water Project will provide a significant source of future cash flow for the business and our shareholders. Our current and future operations include activities that further our commitments to sustainable stewardship of our land and water resources, good governance and corporate social responsibility. We believe these commitments are important investments that will assist in maintenance of sustained shareholder value.

Cadiz Inc.

Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

We have not received significant revenues from our water resource and real estate development activities to date. Our revenues have been limited to rental income from the FVF Lease (see “Sustainable Agricultural Development”, above). As a result, we have historically incurred a net loss from operations. The net loss totaled $37.8 million for the year ended December 31, 2020, compared with a net loss of $29.5 million for the year ended December 31, 2019. The higher loss in 2020 was primarily due to a loss on early extinguishment of debt in the amount of $12.4 million, which was a non-cash charge, reflecting the excess of the fair value of the new preferred stock issued over the historical book value of the related convertible debt retire pursuant to Conversion and Exchange Agreements (see Note 6 to the Condensed Consolidated Financial Statements, “Long-Term Debt”). If the related convertible debt had been recorded at fair value and market to market over the term of the debt, the excess of the fair value of the new preferred stock issued over the value of the related convertible debt would not have been significant. The higher 2020 loss also reflects a higher loss on equity-method investments, partially offset by a higher interest expense recorded in 2019.

Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e., general and administrative expense) and our interest expense. We will continue to incur non-cash expense in connection with our management and director equity incentive compensation plans.

Revenues. Revenue totaled $541 thousand during the year ended December 31, 2020, compared to $441 thousand during the year ended December 31, 2019. The revenue is primarily related to rental income from our agricultural leases (see “Sustainable Agricultural Development”, above).

General and Administrative Expenses. General and administrative expenses during the year ended December 31, 2020, exclusive of stock-based compensation costs, totaled $9.8 million compared with $11.6 million for the year ended December 31, 2019. The decrease in general and administrative expenses in 2020 primarily relates to fewer legal and professional fees related to the Water Project.

Compensation costs from stock and option awards for the year ended December 31, 2020, totaled $2.1 million compared with $0.6 million for the year ended December 31, 2019. The higher 2020 expense was primarily due to stock-based non-cash bonus awards to employees.

Depreciation. Depreciation expense totaled $381 thousand for the year ended December 31, 2020, and $265 thousand for the year ended December 31, 2019.

Interest Expense. Interest expense totaled $11.5 million during the year ended December 31, 2020, compared to $17.1 million during the year ended December 31, 2019. The following table summarizes the components of net interest expense for the two periods (in thousands):

Cadiz Inc.

	Year Ended December 31,
	2020	2019

Interest on outstanding debt	$10,604	$13,097
Unrealized gains on warrants	(139)	-
Amortization of debt discount	295	3,894
Amortization of deferred loan costs	766	81

	$11,526	$17,072

The decrease of interest on outstanding debt is primarily due to a lower long-term debt balance following the exchange and conversion of our Convertible Senior Notes in March 2020. See Note 6 to the Consolidated Financial Statements, “Long-Term Debt".

Other Income. Other income totaled $33 thousand during the year ended December 31, 2020, and $226 thousand for the year ended December 31, 2019.

Loss from Equity-Method Investments. Loss from equity-method investments related to our 50% ownership in the SoCal Hemp JV LLC totaled $2.2 million during the year ended December 31, 2020, compared to $490 thousand during the year ended December 31, 2019.  The losses resulted from higher growing costs and lower yields in this initial startup year of commercial hemp production coupled with a reserve for valuing inventory at lower of cost or market by the JV due to the significant market price reductions for hemp biomass experienced in 2020.

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

In July 2020, the Company entered into an At Market Issuance Sales Agreement under which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $30 million from time to time in an “at-the-market” offering (the “July 2020 ATM Offering”).  As of December 31, 2020, the Company issued 1,099,021 shares of common stock in the July 2020 ATM Offering for gross proceeds of $11.2 million and aggregate net proceeds of approximately $10.8 million.  During the first quarter of fiscal year 2021, the Company has issued an additional 1,368,362 shares of common stock for gross proceeds of $15.2 million and net proceeds of $14.9 million.  The Company has and may continue to issue equity securities pursuant to the July 2020 ATM Offering.

Cadiz Inc.

In November 2018, the Company entered into an At Market Issuance Sales Agreement under which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $25 million from time to time in an “at-the-market” offering (the “November 2018 ATM Offering”). The Company completed the offering in March 2020, having issued a total of 2,369,170 shares of common stock in the November 2018 ATM Offering for gross proceeds of $25 million and aggregate net proceeds of approximately $24.2 million.

In May 2017, we entered into a $60 million credit agreement with funds affiliated with Apollo Global Management, LLC (“Apollo”) that replaced and refinanced our then existing $45 million senior secured mortgage debt and provided $15 million of new senior debt to fund immediate construction related expenditures (“Senior Secured Debt”). Additionally, we entered into an agreement with Apollo that allows us to extend the maturity of the Apollo debt from its current maturity of May 2021 to November 2022 at our option (see Note 14 to the Consolidated Financial Statements, “Subsequent Events”).  At December 31, 2020, we were in compliance with our debt covenants.

Limitations on our liquidity and ability to raise capital may adversely affect us. Sufficient liquidity is critical to meet our resource development activities. As discussed further in “Outlook” below, we may not have adequate resources on hand to complete the acquisition of the 124-mile extension of our Northern Pipeline, which requires a $19 million payment prior to June 30, 2021.  To the extent additional capital is required, we may increase liquidity through a variety of means, including equity or debt placements, through the lease, sale or other disposition of assets or reductions in operating costs. If additional capital is required, no assurances can be given as to the availability and terms of any new financing.

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

Cash Used for Operating Activities. Cash used for operating activities totaled $13.4 million for the year ended December 31, 2020, and $13.7 million for the year ended December 31, 2019. The cash was primarily used to fund general and administrative expenses related to our water development efforts and agricultural development efforts.

Cash Used For Investing Activities. Cash used for investing activities in the year ended December 31, 2020, was $9.8 million, compared with $2.5 million for the year ended December 31, 2019. The 2020 period included additions to our interest in SoCal Hemp JV LLC, investments in the Northern Pipeline, well development and professional water quality and structural testing of a five-mile segment of pipeline.

Cash Provided by Financing Activities. Cash provided by financing activities totaled $14.9 million for the year ended December 31, 2020, compared with cash provided by financing activities of $19.3 million for the year ended December 31, 2019. Proceeds from financing activities for both periods reported are primarily related to the issuance of shares under at-the-market offerings.

Cadiz Inc.

(b)	Outlook

Short-Term Outlook. In March 2020, we entered into an agreement that allows us to extend the contractual May 2021 maturity of our Senior Secured Debt of approximately $78.5 million as of December 31, 2020 until May 2022 at our option.  Additionally, on March 24, 2021, we entered into an agreement to further extend, in our sole discretion, the maturity date of our Senior Secured Debt to November 2022 (see Note 14 to the Consolidated Financial Statements, “Subsequent Events”).

Accordingly, we currently have no short-term portion of long-term debt obligations coming due subject to the exercise of this option which is entirely in the Company’s control. However, in order to complete our acquisition of an additional 124-mile extension of our Northern Pipeline, we will require a further $19 million payment that will be due June 30, 2021.  If the acquisition of the 124-mile segment is not completed, then our Northern Pipeline opportunities will be limited to the 96-mile segment we already own. As we require additional working capital to fund operations, we expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities (see “Long-Term Outlook”, below). In July 2020, the Company entered into an At Market Issuance Sales Agreement under which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $30 million from time to time in an “at-the-market” offering (the “July 2020 ATM Offering”) to provide an alternative to raise capital for the Northern Pipeline acquisition payment, for further development of our land and agricultural assets, and for working capital purposes. During the first quarter of fiscal year 2021, the Company has issued a total of 1,368,362 shares of common stock in the July 2020 ATM Offering for gross proceeds of $15.2 million and net proceeds of $14.9 million.  No assurances can be given, however, as to the availability or terms of any new financing.

Long-Term Outlook. In the longer term, we will need to raise additional capital to finance working capital needs, capital expenditures and any payments due under our Senior Secured Debt at maturity (see “Current Financing Arrangements”, above). Our future working capital needs will depend upon the specific measures we pursue in the entitlement and development of our water resources and other developments. Future capital expenditures will depend primarily on the progress of the Water Project and further expansion of our agricultural assets.

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

Cadiz Inc.

(1) Intangible and Other Long-Lived Assets. Property, plant and equipment, intangible and certain other long-lived assets are depreciated or amortized over their useful lives. Useful lives are based on management’s estimates of the period over which the assets will generate revenue.

(2) Valuation of Long-Lived Assets. The Company assesses long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. If it is determined that the carrying value of long-lived assets may not be recoverable, the impairment is measured by using the projected discounted cash-flow method. No impairment charge was recorded during the current fiscal year.

(3) Accounting for Debt and Equity Instruments.  Amendments and changes to debt and equity instruments are analyzed for correct accounting application based upon our financial condition and the changes in the debt or equity instrument features and terms.  Accounting guidance used in the analysis includes ASC 470-60 Troubled Debt Restructuring, ASC 470-50 Modifications and Extinguishments and ASC 470-20 Accounting for Debt with Conversion or Other Options.

In March 2020, the Company entered into conversion and exchange agreements regarding its convertible notes as well as an amendment to its senior secured debt which included an option for the Company to extend the maturity date and a modification to existing warrants (see “Note 6 – Long Term Debt”).  Pursuant to applicable guidance, Series 1 Preferred Stock issued in the exchange was recorded at fair value, using the option-pricing model.  A loss of $12.4 million was recorded representing the excess of fair value of the Series 1 Preferred Stock over the historical book value of the related Convertible Notes.

The warrant modification included both a repricing of warrants and extension of their expiration date.  Pursuant to applicable guidance, the Company recorded a warrant liability based upon fair value using the option-pricing model.  The fair value of the warrant liability is remeasured each reporting period and the change in fair value is recorded as an adjustment to the warrant liability with the unrealized gains or losses reflected in interest expense.

(4) Liquidity.   Management assesses whether the Company has sufficient liquidity to fund its costs for the next twelve months from the financial statement issuance date. Management evaluates the Company’s liquidity to determine if there is a substantial doubt about the Company’s ability to continue as a going concern. In the preparation of this liquidity assessment, management applies judgement to estimate the projected cash flows of the Company including the following: (i) projected cash outflows (ii) projected cash inflows and (iii) categorization of expenditures as discretionary versus non-discretionary. The cash flow projections are based on known or planned cash requirements for operating costs as well as planned costs for project development.

Cadiz Inc.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to our Board of Directors. Based on their evaluation as of December 31, 2020, our Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

Cadiz Inc.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the criteria in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in the Company's internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. Other Information

Not applicable.

Cadiz Inc.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2020.

ITEM 11. Executive Compensation

The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2020.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2020.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2020.

ITEM 14. Principal Accounting Fees and Services

The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2020.

Cadiz Inc.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

1.	Financial Statements. See Index to Consolidated Financial Statements.

2.	Financial Statement Schedule. See Index to Consolidated Financial Statements. ***

3.	Exhibits.

The following exhibits are filed or incorporated by reference as part of this Form 10-K.

**3.1	Cadiz Certificate of Incorporation, as amended

**3.2	Cadiz Bylaws, as amended

**3.3	Certificate of Designation of Series 1 Preferred Stock of Cadiz Inc.

**4.1	Warrant dated May 25, 2017 issued to Apollo Special Situations Fund, L.P.

**4.2	Amendment No. 1 to Warrant, dated as of March 5, 2020, by and between Cadiz Inc. and other party thereto

*4.3	Amendment No. 2 to Warrant, dated March 24, 2021, by and among Cadiz Inc. and Apollo Special Situation Fund, L.P.

**4.4	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1924

**4.5	Form of Senior Indenture

**4.6	Form of Subordinated Indenture

**10.1	Limited Liability Company Agreement of Cadiz Real Estate LLC dated December 11, 2003

**10.2	Amendment No. 1, dated October 29, 2004, to Limited Liability Company Agreement of Cadiz Real Estate LLC

**10.3	Amendment No. 2 dated March 5, 2013, to Limited Liability Company Agreement of Cadiz Real Estate LLC

**10.4	Longitudinal Lease Agreement dated September 17, 2008 between Arizona & California Railroad Company and Cadiz Real Estate, LLC

†**10.5	2009 Equity Incentive Plan

†**10.6	2019 Equity Incentive Plan

**10.7	Form of Option Agreement with Santa Margarita Water District

Cadiz Inc.

**10.8	Form of Environmental Processing and Cost Sharing Agreement with Santa Margarita Water District

**10.9	Form of Environmental Processing and Cost Sharing Agreement with Three Valleys Municipal Water District

**10.10	Option Agreement with Golden State Water Company dated June 25, 2010

**10.11	Option Agreement with Suburban Water Systems dated October 4, 2010

†**10.12	Letter agreement with Scott S. Slater dated April 12, 2011

†**10.13	Letter agreement with Scott S. Slater dated January 10, 2013

**10.14	Option Agreement with California Water Service Company dated December 1, 2011

**10.15	Form of Memorandum of Understanding by and among Cadiz Inc., County of San Bernardino and Santa Margarita Water District

**10.16	Water Purchase and Sale Agreement among Cadiz Inc., Cadiz Real Estate LLC, Fenner Valley Mutual Water Company and Santa Margarita Water District dated July 31, 2012

**10.17	Groundwater Management, Monitoring, and Mitigation Plan for the Cadiz Valley Groundwater Conservation, Recovery and Storage Project approved by the Santa Margarita Water District and the County of San Bernardino Board of Supervisors effective October 1, 2012

†**10.18	Revised Terms of Engagement with Brownstein Hyatt Farber and Schreck dated January 9, 2013

**10.19	Track Utilization Agreement dated September 16, 2013, between Arizona & California Railroad Company and Cadiz Real Estate LLC

†**10.20	Amended and Restated Employment Agreement between Keith Brackpool and Cadiz Inc. dated June 13, 2014

†**10.21	Amended and Restated Employment Agreement between Timothy J. Shaheen and Cadiz Inc. dated June 13, 2014

†**10.22	Amendment No. 1 to Amended and Restated Employment Agreement between Timothy J. Shaheen and Cadiz Inc. dated March 10, 2020

†**10.23	Amendment No. 2 to Amended and Restated Employment Agreement between Timothy J. Shaheen and Cadiz Inc. dated May 21, 2020

Cadiz Inc.

**10.24	Form of Water Purchase and Sale Agreement, dated as of December 29, 2014, by and between Cadiz Inc. and San Luis Water District

**10.25	Lease Agreement, dated as of December 23, 2015, by and among Cadiz Real Estate LLC, Cadiz Inc. and Water Asset Management LLC

**10.26	Amended and Restated Lease Agreement, dated as of February 8, 2016, by and among Cadiz Real Estate LLC, Cadiz Inc. and Fenner Valley Farm, LLC

**10.27	$60,000,000 Credit Agreement, dated as of May 1, 2017, by and among Cadiz Inc. and Cadiz Real Estate LLC as borrowers, Apollo Special Situations Fund, L.P. and the other lenders from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent

**10.28	Security Agreement made by Cadiz Inc. and Cadiz Real Estate LLC, as loan parties, in favor of Wells Fargo Bank, National Association, as Agent, dated as of May 25, 2017

**10.29	Deed of Trust, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing dated as of May 25, 2017 from Cadiz Inc., Cadiz Real Estate LLC, and Octagon Partners, LLC, collectively, as Trustor to Chicago Title Company, as Trustee and Wells Fargo Bank, National Association, as Agent for the Lenders from time to time under the Credit Agreement, as Beneficiary

**10.30	Letter Agreement, dated November 8, 2017, by and among Cadiz Inc., and Apollo Special Situations Fund. L.P.

**10.31	Purchase and Sale Agreement between El Paso Natural Gas Company, LLC, and Cadiz Inc. dated December 31, 2018

**10.32	First Amendment to Purchase and Sale Agreement dated February 3, 2020 by and between El Paso Natural Gas Company, LLC, a Delaware limited liability company and Cadiz Inc., a Delaware corporation

**10.33	Second Amendment to Purchase and Sale Agreement dated December 4, 2020 by and between El Paso Natural Gas Company, LLC, a Delaware limited liability company and Cadiz Inc., a Delaware corporation

**10.34	Limited Liability Company Agreement of SoCal Hemp JV LLC

**10.35	Agricultural Lease dated as of July 31, 2019 between Cadiz Real Estate LLC and SoCal Hemp JV LLC

**10.36	First Amendment to Agricultural Lease, dated as of March 1, 2020, by and between Cadiz Real Estate LLC and SoCal Hemp JV LLC

Cadiz Inc.

**10.37	Conversion and Exchange Agreement, dated March 5, 2020, by and between Cadiz Inc. and LC Capital Master Fund, Ltd.

**10.38	Conversion and Exchange Agreement, dated March 5, 2020, by and between Cadiz Inc. and Elkhorn Partners Limited Partnership

**10.39	Registration Rights Agreement, dated March 5, 2020, by and among Cadiz Inc. and the other parties thereto

**10.40	Waiver and Amendment No. 1 to Credit Agreement, dated as of March 5, 2020, by and among Cadiz Inc., Cadiz Real Estate LLC, the Required Lenders and Wells Fargo Bank, National Association, as administrative agent

*10.41	Amendment No. 2 to Credit Agreement, dated March 24, 2021, by and among Cadiz Inc., and Cadiz Real Estate LLC, as borrowers, Apollo Special Situation Fund, L.P., as lender, and Wells Fargo Bank, National Association, as administrative agent

**10.42	At Market Issuance Sales Agreement, dated July 31, 2020, by and between Cadiz Inc. and B. Riley Securities, Inc.

*21.1	Subsidiaries of the Registrant

*23.1	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of Scott Slater, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Stanley E. Speer, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Scott Slater, Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Stanley E. Speer, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 101.INS	Inline XBRL Instance Document

* 101.SCH	Inline XBRL Taxonomy Extension Schema

* 101.CAL	Inline XBRL Taxonomy Extension Calculation

Cadiz Inc.

* 101.DEF	Inline XBRL Extension Definition

* 101.LAB	Inline XBRL Taxonomy Extension Label

* 101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

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

Cadiz Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CADIZ INC.

By:	/s/ Scott S. Slater
Scott S. Slater,
Chief Executive Officer

Date:	March 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name and Position	Date

/s/ Keith Brackpool	March 26, 2021
Keith Brackpool, Chairman

/s/ Scott S. Slater	March 26, 2021
Scott S. Slater, Chief Executive Officer, President and Director
(Principal Executive Officer)

/s/ Stanley E. Speer	March 26, 2021
Stanley E. Speer, Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Stephen E. Courter	March 26, 2021
Stephen E. Courter, Director

/s/ Maria Echaveste	March 26, 2021
Maria Echaveste, Director

/s/ Geoffrey T. Grant	March 26, 2021
Geoffrey T. Grant, Director

/s/ Winston H. Hickox	March 26, 2021
Winston H. Hickox, Director

/s/ Murray H. Hutchison	March 26, 2021
Murray H. Hutchison, Director

/s/ Susan Kennedy	March 26, 2021
Susan Kennedy, Director

/s/ Richard Nevins	March 26, 2021
Richard Nevins, Director

/s/ Carolyn Webb de Macias	March 26, 2021
Carolyn Webb de Macias, Director

Cadiz Inc.

Cadiz Inc. Consolidated Financial Statements

Cadiz Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cadiz Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cadiz Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, of stockholders’ deficit and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Cadiz Inc.

Liquidity Assessment

As described in Note 2 to the consolidated financial statements, management has prepared the Company’s consolidated financial statements on a going concern basis, contemplating the continuity of operations, and the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred losses of $37.8 million for the year ended December 31, 2020. The Company had working capital of $4.9 million as of December 31, 2020 and used cash in operations of $13.4 million for the year ended December 31, 2020. As disclosed by management, management assesses whether the Company has sufficient liquidity to fund its costs for the next twelve months from the financial statement issuance date. Management evaluates the Company’s liquidity to determine if there is substantial doubt about the Company’s ability to continue as a going concern. In the preparation of this liquidity assessment, management applies judgment to estimate the projected cash flows of the Company, including the following: (i) projected cash outflows (ii) projected cash inflows and (iii) categorization of expenditures as discretionary versus non-discretionary. The cash flow projections are based on known or planned cash requirements for operating costs as well as planned costs for project development.

The principal considerations for our determination that performing procedures relating to the liquidity assessment is a critical audit matter are the significant judgment by management when assessing whether the Company has sufficient liquidity; this in turn led to a high degree of auditor subjectivity and effort in performing procedures and in evaluating audit evidence relating to management’s liquidity assessment and the estimated (i) projected cash outflows (ii) projected cash inflows and (iii) categorization of expenditures as discretionary versus non-discretionary.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included (i) testing management’s process for assessing whether the Company has sufficient liquidity; (ii) evaluating the appropriateness of the projected cash flow model; (iii) testing the completeness and accuracy of the underlying data used in the model; and (iv) evaluating the reasonableness of management’s significant assumptions related to projected cash outflows, projected cash inflows and categorization of expenditures as discretionary versus non-discretionary. Evaluating management’s assumptions related to projected cash outflows, projected cash inflows and categorization of expenditures as discretionary versus non-discretionary involved evaluating whether the assumptions used were reasonable considering (i) current and past performance of the Company; (ii) management’s historical forecasting accuracy; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 26, 2021

We have served as the Company’s auditor since at least 1995. We have not been able to determine the specific year we began serving as auditor of the Company.

Cadiz Inc.

Consolidated Statements of Operations and Comprehensive Loss

	December 31,
(In thousands, except per share data)	2020	2019

Total revenues (rental income)	$541	$441

Costs and expenses:
General and administrative	11,914	12,165
Depreciation	381	265

Total costs and expenses	12,295	12,430

Operating loss	(11,754)	(11,989)

Interest expense, net	(11,526)	(17,072)
Other income	33	226
Debt conversion expense	-	(197)
Loss on extinguishment of debt	(12,394)	-
Loss before income taxes	(35,641)	(29,032)
Income tax expense	(7)	(6)
Loss from equity-method investments	(2,169)	(490)

Net loss and comprehensive loss applicable to common stock	$(37,817)	$(29,528)

Basic and diluted net loss per common share	$(1.11)	$(1.11)

Basic and diluted weighted-average shares outstanding	34,188	26,549

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Balance Sheets

	December 31,
($ in thousands, except per share data)	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$7,290	$15,682
Accounts receivable	55	49
Prepaid expenses and other	691	386
Total current assets	8,036	16,117

Property, plant, equipment and water programs, net	53,481	49,947
Long-term deposit/prepaid expenses	3,000	2,000
Equity-method investments	1,354	729
Goodwill	3,813	3,813
Other assets	4,679	4,118

Total assets	$74,363	$76,724

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$548	$194
Accrued liabilities	674	4,536
Current portion of long-term debt	51	31
Warrant liabilities	1,847	-
Other liabilities	15	44

Total current liabilities	3,135	4,805

Long-term debt	78,596	137,565
Long-term lease obligations with related party, net	17,183	15,707
Deferred revenue	750	750
Other long-term liabilities	-	15

Total liabilities	99,664	158,842

Stockholders' deficit:
Preferred stock - $.01 par value, 100,000 shares authorized at December 31, 2020 and December 31, 2019; shares issued – 7,531 at December 31, 2020 and 0 at December 31, 2019	1	-
Common stock - $0.01 par value; 70,000,000 shares
Authorized at December 31, 2020 and December 31, 2019; shares issued and outstanding: 36,902,361 at December 31, 2020, and 28,480,567 at December 31, 2019	368	285

Additional paid-in capital	513,744	419,194
Accumulated deficit	(539,414)	(501,597)
Total stockholders' deficit	(25,301)	(82,118)

Total liabilities and stockholders' deficit	$74,363	$76,724

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2020	2019

Cash flows from operating activities:
Net loss	$(37,817)	$(29,528)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	381	265
Amortization of deferred loan costs	766	81
Amortization of debt discount	296	3,856
Interest expense added to loan principal	7,270	10,031
Interest expense added to lease liability	1,451	1,272
Loss on equity method investments	2,169	490
Loss on debt conversion and extinguishment of debt	12,394	38
Debt conversion expense	-	197
Compensation charge for stock awards and share options	2,096	562
Unrealized gain on warrant derivative liabilities	(139)	-
Changes in operating assets and liabilities:
Accounts receivable	(6)	(11)
Prepaid expenses and other current assets	(305)	22
Other assets	(605)	(186)
Accounts payable	129	(68)
Accrued and other liabilities	(1,508)	(729)

Net cash used for operating activities	(13,428)	(13,708)

Cash flows from investing activities:
Additions to property, plant and equipment	(5,729)	(1,599)
Contributions to equity-method investments	(3,109)	(904)
Additions to long-term investments	(1,000)	-

Net cash used for investing activities	(9,838)	(2,503)

Cash flows from financing activities:
Net proceeds from issuance of common stock	14,767	19,395
Proceeds from the issuance of long-term debt	150	-
Principal payments on long-term debt	(43)	(59)

Net cash provided by financing activities	14,874	19,336

Net (decrease) increase in cash and cash equivalents and restricted cash	(8,392)	3,125

Cash and cash equivalents and restricted cash, beginning of period	15,816	12,691

Cash and cash equivalents and restricted cash, end of period	$7,424	$15,816

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Stockholders’ Deficit

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2018	24,654,911	$247	-	$-	$383,521	$(470,008)	$(86,240)

Issuance of shares pursuant to ATM offerings	1,863,072	19	-	-	19,376	-	19,395
Issuance of shares pursuant to bond conversion	1,918,444	19	-	-	12,809	-	12,828
Reclassification of warrant liability to additional paid-in capital(1)	-	-	-	-	2,896	(2,031)	865
Impact of warrant down-round feature	-	-	-	-	30	(30)	-
Stock-based compensation expense	44,140	-	-	-	562	-	562
Net loss and comprehensive loss	-	-	-		-	(29,528)	(29,528)
Balance as of December 31, 2019	28,480,567	$285	-	$-	$419,194	$(501,597)	$(82,118)

Issuance of shares pursuant to ATM offerings	1,508,013	15	-	-	14,752	-	14,767
Issuance of shares pursuant to bond conversion	5,766,337	57	-	-	38,843	-	38,900
Reclassification of warrant liability	-	-	-	-	(865)	-	(865)
Issuance of preferred shares	-	-	10,000	1	39,735	-	39,736
Conversion of preferred shares to common shares	1,000,068	10	(2,469)	-	(10)	-	-
Stock-based compensation expense	147,376	1	-	-	2,095	-	2,096
Net loss and comprehensive loss	-	-	-	-	-	(37,817)	(37,817)
Balance as of December 31, 2020	36,902,361	$368	7,531	$1	$513,744	$(539,414)	$(25,301)

(1)	A cumulative effect adjustment of $2,031 thousand was recognized as of January 1, 2019, upon adoption of ASU 2017-11.

See accompanying notes to the consolidated financial statements.

NOTE 1 – DESCRIPTION OF BUSINESS

Cadiz Inc.  (“Cadiz”, the “Company”) is a natural resources development company committed to providing sustainable water and agricultural opportunities in California.

Cadiz owns approximately 45,000 acres of land with high-quality, naturally recharging groundwater resources in three areas of Southern California’s Mojave Desert – the Cadiz Valley (35,000 acres), Danby Dry Lake, (2,000 acres), and the Piute Valley (9,000 acres). Our properties represent a unique private reserve of lands with vested water rights that we own located in a remote area of eastern San Bernardino County that is at the crossroads of major highway, rail, energy and water infrastructure that supply and deliver necessary resources to communities in California and across Western States.

Our properties were primarily assembled by our founders in the early 1980s, relying on NASA imagery that identified a unique desert land position at the base of a vast and topographically diverse Southern California watershed with potential for agricultural and water development.  The Cadiz Valley property (“Cadiz Property”) is underlain by extensive, high-quality, naturally recharging groundwater able to support a variety of uses.

Our main objective is to realize the highest and best use of our land, water and related infrastructure assets in an environmentally responsible way. Our present activities are focused on developing our assets to meet growing long-term demand for access to sustainable water supplies and agricultural products.  California has systemic water challenges and is not able to ensure that all people in California can reliably access safe, clean drinking water. We believe that the highest and best use of our assets will be realized by offering a combination of water supply, water storage and agricultural projects in ways that are responsive to California’s resource needs.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements of the Company have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company incurred losses of $37.8 million and $29.5 million for the years ended December 31, 2020 and 2019, respectively. The Company had working capital of $4.9 million at December 31, 2020 and used cash in operations of $13.4 million for the year ended December 31, 2020. Cash requirements during the year ended December 31, 2020 primarily reflect certain administrative costs related to the Company’s water project development efforts and the further development of its land and agricultural assets, including its 50% equity investment in SoCal Hemp JV LLC. The Company’s present activities are focused on development of its assets in ways that meet growing long-term demand for access to sustainable water supplies and agricultural products.

In July 2020, the Company entered into an At Market Issuance Sales Agreement under which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $30 million from time to time in an “at-the-market” offering (the “July 2020 ATM Offering”). As of December 31, 2020, the Company issued 1,099,021 shares of common stock in the July 2020 ATM Offering for gross proceeds of $11.2 million and aggregate net proceeds of approximately $10.8 million. The Company has and may continue to issue equity securities pursuant to the July 2020 ATM Offering.

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

In May 2017, the Company entered into a $60 million credit agreement (“Credit Agreement”) with funds affiliated with Apollo Global Management, LLC (“Apollo”) that replaced and refinanced its then existing $45 million senior secured mortgage debt (“Prior Senior Secured Debt”) and provided $15 million of new senior debt to fund immediate construction related expenditures (“Senior Secured Debt”). The Company’s Senior Secured Debt and its convertible notes contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company’s ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on the Company’s ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the Senior Secured Debt were negotiated by the parties with a view towards the Company’s operating and financial condition as it existed at the time the agreements were executed.  In March 2020, the Company entered into an agreement with Apollo that allows the Company to extend the maturity of the Apollo debt for an additional year from its current maturity of May 2021 to May 2022 at the Company’s option.  Additionally, on March 24, 2021, the Company entered into an agreement to further extend, in its sole discretion, the Apollo debt to November 2022 (see Note 14 – “Subsequent Events”).

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

The Company’s acquisition of a 124-mile extension of its’ Northern Pipeline will require a $19 million payment by June 30, 2020 under the purchase agreement with El Paso Natural Gas Company (“EPNG”). If the acquisition of the 124-mile segment is not completed, then the Company’s Northern Pipeline opportunities will be limited to the 96-mile segment it already owns (see Note 11 – “Commitments and Contingencies”).

The Company may meet its debt and working capital requirements through a variety of means, including extension, refinancing, equity placements, the sale or other disposition of assets, or reductions in operating costs.

Management assesses whether the Company has sufficient liquidity to fund its costs for the next twelve months from the financial statement issuance date. Management evaluates the Company’s liquidity to determine if there is a substantial doubt about the Company’s ability to continue as a going concern. In the preparation of this liquidity assessment, management applies judgement to estimate the projected cash flows of the Company including the following: (i) projected cash outflows (ii) projected cash inflows and (iii) categorization of expenditures as discretionary versus non-discretionary. The cash flow projections are based on known or planned cash requirements for operating costs as well as planned costs for project development.

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

Revenue Recognition

The Company recognizes rental income through its agricultural leases with Fenner Valley Farms LLC and SoCal Hemp JV LLC.

Stock-Based Compensation

General and administrative expenses include $2.1 million and $0.6 million of stock-based compensation expenses in the years ended December 31, 2020 and 2019, respectively.

Stock-based compensation is generally based upon grants of stock awards or restricted stock units (“RSU”) to its employees and consultants under the 2019 Equity Incentive Plan.  For stock awards or RSUs granted, the Company determines the fair value of the stock award or RSU at the date of the grant and recognizes the compensation expense over the vesting period.

Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding. Options, deferred stock units, convertible debt, convertible preferred shares and warrants were not considered in the computation of net loss per share because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 2,956,081 shares and 11,477,000 shares for the years ended December 31, 2020 and 2019, respectively.

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

Goodwill and Other Assets

As a result of a merger in May 1988 between two companies which eventually became known as Cadiz Inc., goodwill in the amount of $7,006,000 was recorded. Approximately $3,193,000 of this amount was amortized prior to the adoption of Accounting Standards Codification 350, “Intangibles – Goodwill and Other” (“ASC 350”) on January 1, 2002. Since the adoption of ASC 350, there have been no goodwill impairments recorded. The Cadiz reporting unit to which $3.8 million of goodwill is allocated had a negative carrying amount on December 31, 2020 and 2019.

Deferred loan costs represent costs incurred to obtain debt financing. Such costs are amortized over the life of the related loan using the effective interest method. At December 31, 2020, the deferred loan fees are not material.

Impairment of Goodwill and Long-Lived Assets

The Company assesses long-lived assets, excluding goodwill, for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. If it is determined that the carrying value of long-lived assets may not be recoverable, the potential impairment charge is measured by using the projected discounted cash-flow method.  No impairment charge was recorded during the current fiscal year.

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

Fair Value of Financial Instruments

Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and accrued liabilities due to their short-term nature. The carrying value of the Company’s secured debt approximates fair value, based on interest rates available to the Company for debt with similar terms. See Note 6 – “Long-Term Debt”, for discussion of fair value of debt.

SoCal Hemp JV

On July 31, 2019, SoCal Hemp JV LLC (the “JV”) was created by Cadiz Real Estate LLC (a fully owned subsidiary of Cadiz Inc.) and SoCal Hemp Co, LLC (a fully owned subsidiary of Glass House Farms, a division of California Cannabis Enterprises, Inc., which is an unrelated company to Cadiz Inc.) when the two parties entered into a Limited Liability Company Agreement (“LLC Agreement”). The JV is 50% owned by Cadiz Real Estate LLC and 50% owned by SoCal Hemp Co., LLC. Pursuant to the LLC Agreement, the JV profits and losses are allocated to the members based on their ownership share. The Company accounts for its investment in the JV using the equity method of accounting. Additionally, the LLC Agreement provides that, at the request of SoCal Hemp Co, LLC, their share of initial costs could be funded by Cadiz in the form of a loan which would bear interest at 8% per annum (“Stage 1 Loan”). Repayment of the Stage 1 Loan would be through priority distribution from the JV. As of December 31st, 2020, the Company recorded a note receivable in the amount of $190 thousand related to the Stage 1 Loan.

The carrying value of the investment was $1.4 million at December 31, 2020, and $0.7 million at December 31, 2019.  During 2020, the Company made contributions to the JV of $2.8 million and recorded $2.2 million of losses.  The losses resulted from higher growing costs and lower yields in this initial startup year of commercial production coupled with a reserve for valuing inventory at lower of cost or market by the JV due to the significant market price reductions for hemp biomass experienced in 2020.

Supplemental Cash Flow Information

Under the terms of the Senior Secured Debt, the Company is required to pay 25% of all quarterly interest payments in cash. During the year ended December 31, 2020, approximately $1.46 million in interest payments on the Senior Secured Debt was paid in cash. No other payments are due on the Senior Secured Debt or the Company’s Convertible Senior Notes prior to their maturities.

During the year ended December 31, 2020, approximately $38.9 million in convertible notes were converted into common stock by certain of the Company’s lenders. As a result, 5,766,337 shares of common stock were issued to the lenders. This conversion activity represents a non-cash financing activity. Pursuant to the terms of the Conversion and Exchange Agreements, as discussed above, approximately $27.3 million of Convertible Notes were exchanged for an aggregate of 10,000 shares of Series 1 Preferred Stock. As of December 31, 2020, holders of Series 1 Preferred Stock exercised their option to convert 2,469 shares of Series 1 Preferred Stock into 1,000,068 shares of common stock.

The balance of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is comprised of the following:

Cash, Cash Equivalents and Restricted Cash	December 31, 2020	December 31, 2019
(in thousands)

Cash and Cash Equivalents	$7,290	$15,682
Restricted Cash included in Other Assets	134	134
Cash, Cash Equivalents and Restricted Cash in the Consolidated Statement of Cash Flows	$7,424	$15,816

The restricted cash amounts included in Other Assets primarily represent a deposit from a water project participant related to a cost-sharing agreement.

Cash payments for income taxes were $7 thousand and $6 thousand for the years ended December 31, 2020 and 2019, respectively.

Recent Accounting Pronouncements

Accounting Guidance Not Yet Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which reduces complexity in accounting standards by removing certain exceptions to the general principles in Topic 740. This update is effective for fiscal years beginning after December 15, 2021, and for interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing this new guidance and expects this new standard will not have a material impact on the consolidated financial statements.

In June 2016, FASB issued an accounting standards update which introduces new guidance for the accounting for credit losses on certain financial instruments. This update is effective for fiscal years beginning after December 15, 2022, and for interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing this new guidance and expects this new standard will not have a material impact on the consolidated financial statements.

Accounting Guidance Adopted

In August 2018, the FASB issued an accounting standards update which modifies the disclosure requirements for fair value measurements. This update is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted. The Company adopted this guidance on January 1, 2020. The adoption of this update modified our disclosures, but had no impact on the Company’s condensed consolidated financial statements (see Note 13 – “Fair Value Measurements”).

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

NOTE 3 – PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

Property, plant, equipment and water programs consist of the following (dollars in thousands):

	December 31,
	2020	2019

Land and land improvements	$26,798	$25,064
Water programs	28,323	27,127
Buildings	1,576	1,576
Leasehold improvements	570	570
Furniture and fixtures	461	461
Machinery and equipment	2,029	1,543
Construction in progress	788	299
	60,545	56,640
Less accumulated depreciation	(7,064)	(6,693)

	$53,481	$49,947

NOTE 4 – OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	December 31,
	2020	2019

Prepaid rent	$4,110	$3,925
Right-of-use asset	15	59
Deposits	554	134
	$4,679	$4,118

Prepaid rent primarily consists of fees incurred to obtain the right-of-ways for the Water Project. Amortization of prepaid rent was approximately $115,000 for each of the years ended December 31, 2020 and 2019.  Deposits as of December 31, 2020 include $420 toward a Performance and Reclamation Bond with the BLM (see Note 11 – “Commitments and Contingencies”).

NOTE 5 – ACCRUED LIABILITIES

At December 31, 2020 and 2019, accrued liabilities consist of the following (dollars in thousands):

	December 31,
	2020	2019

Payroll, bonus, and benefits	$240	$628
Legal and consulting	104	510
Stock-based compensation	71	71
Well development	113	1,038
Northern Pipeline quality test	-	1,868
Other accrued expenses	146	421
	$674	$4,536

NOTE 6 – LONG-TERM DEBT

At December 31, 2020 and 2019, the carrying amount of the Company’s outstanding debt is summarized as follows (dollars in thousands):

	December 31,
	2020	2019

Senior secured debt due May 25, 2021	$78,861	$72,341
Interest accrues at 8% per annum
Convertible note instrument due March 5, 2020
Interest accrues at 7% per annum	-	65,514
Other loans	152	45
Debt discount and debt issuance costs, net of accumulated accretion	(366)	(304)
Total outstanding long-term debt	78,647	137,596

Less current portion	51	31

Total outstanding debt	$78,596	$137,565

The carrying value of the Company’s Senior Secured Debt approximates fair value. The fair value of the Company’s Senior Secured Debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company by its lenders for similar debt instruments of comparable maturities by its lenders.

Pursuant to the Company’s loan agreements, annual maturities of long-term debt outstanding on December 31, 2020, are as follows:

Year Ending December 31	($ in thousands)

2021	$51
2022	78,898	(1)
2023	38
2024	26
2025+	-
Total	$79,013

(1)

The Company has options to extend the contractual May 2021 maturity of its Senior Secured Debt until November 2022.  Accordingly, the Company has no short-term debt portion of long-term debt obligations coming due subject to the exercise of this option which is entirely in the Company’s control.

Credit Agreement

On May 25, 2017 (“Closing Date”), the Company entered into a $60 million credit agreement with funds affiliated with Apollo Global Management, LLC (“Apollo”) that replaced and refinanced the Company’s then existing $45 million senior secured mortgage debt and provided $15 million of new senior debt to fund immediate construction related expenditures.

Interest on the Senior Secured Debt is due quarterly on each March 31, June 30, September 30 and December 31 (each an “Interest Date”).  Interest on the Senior Secured Debt will (i) accrete to the outstanding principal amount at a rate per annum equal to 6% (the “PIK Rate”) compounded quarterly on each Interest Date and (ii) accrue on the outstanding principal amount at a rate per annum equal to 2% (the “Cash Rate”). The Company, in its discretion, may make any quarterly interest payment in cash on the applicable Interest Date at the PIK Rate, in lieu of accretion of such interest to the principal amount at the PIK Rate.

In addition to the interest expense discussed above, the Company will also owe an additional premium upon maturity of the debt.  The Accreted Loan Value plus the Applicable Prepayment Premium will be due and payable on the Maturity Date. “Accreted Loan Value” means, as of the date of determination, the outstanding principal amount of the applicable Loan, plus all accreted interest as of the calendar day immediately prior to such date of determination. “Applicable Prepayment Premium” means with respect to any repayment of the Senior Secured Debt (a) the Accreted Loan Value of the Senior Secured Debt being prepaid or repaid, as applicable, multiplied by (b) 7.00%.  The premium has been recorded to interest expense over the term of the Senior Secured Debt consistent with the terms of the debt agreement.

On March 5, 2020, the Company entered into an agreement with Apollo in which the Company acquired the option to extend the current May 2021 maturity date of its loan to May 2022 (“Extension Option”).  The fee to acquire the Extension Option included the repricing of 362,500 warrants held by Apollo to $6.75 and the extension of their expiration date from May 2022 to May 2025 (“Warrant Modification”), together with an increase in the applicable prepayment premium of up to 7% of the accreted value of the loan.  Additionally, if the Company exercises the Extension Option, the exercise price of the warrants automatically decreases to $0.01 per share and the expiration date of the warrants will automatically be extended by an additional 12 months.

On March 24, 2021, the Company entered into an agreement with Apollo in which the Company acquired the option to further extend, in its sole discretion, the current May 2021 maturity date of its loan to November 2022 from May 2022 (“Second Extension Option”).  The fee to acquire the Second Extension Option was the adjustment of the exercise price of 362,500 warrants held by Apollo from $6.75 to $0.01.

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

Total unrealized gains of $139 thousand for warrant liabilities accounted for as derivatives have been recorded in interest expense for the year ended December 31, 2020.

Convertible Notes

On March 5, 2020, the Company entered into Conversion and Exchange Agreements (the “Exchange Agreements”) with certain holders (the “Holders”) of the Company’s 7% Convertible Senior Notes due 2020 (the “Convertible Notes”) having an aggregate original principal amount of $27.4 million. Pursuant to the terms of the Exchange Agreements, the Holders exchanged an aggregate amount payable of $27.3 million under the Convertible Notes for an aggregate of 10,000 shares of Series 1 Preferred Stock and the Holders converted the remaining aggregate amount payable of $17.5 million of Convertible Notes into 2.6 million shares of common stock in accordance with the terms of the existing Indenture. Each preferred share is convertible at any time at the option of the Holder into 405.05 shares of Common Stock. Following the transactions, all of the Convertible Notes held by the Holders, as well as all the remaining Convertible Notes held by others that were converted in accordance with the existing Indenture at maturity have been satisfied in full and cancelled. Pursuant to applicable guidance, the Series 1 Preferred Stock was recorded in Stockholders’ Equity at fair value, which was determined using an option pricing model. A loss of $12.4 million was recorded in the Condensed Consolidated Statement of Operations and Comprehensive Income, representing the excess of the fair value of the Series 1 Preferred Stock over the historical book value of the related Convertible Notes. As of December 31, 2020, Holders of Series 1 Preferred Stock exercised their option to convert 2,469 shares of Series 1 Preferred Stock into 1,000,068 shares of Common Stock.

The Company’s Senior Secured Debt contain representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company’s ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on the Company’s ability to issue additional common stock to fund future working capital needs.  The debt covenants associated with the Senior Secured Debt were negotiated by the parties with a view towards the Company’s operating and financial condition as it existed at the time the agreements were executed.  At December 31, 2020, the Company was in compliance with its debt covenants.

NOTE 7 – INCOME TAXES

Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available carryforwards.  Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows (dollars in thousands):

	December 31,
	2020	2019

Deferred tax assets:
Net operating losses	$75,303	$70,202
Fixed asset basis difference	4,555	4,547
Contributions carryover	32	30
Deferred compensation	1,289	1,098
Accrued liabilities and others	303	271

Total deferred tax assets	81,482	76,148

Valuation allowance for deferred tax assets	(81,482)	(76,148)

Net deferred tax asset	$-	$-

The valuation allowance increased $5,334,000 and $4,148,000 in 2020 and 2019, respectively.  The change in deferred tax assets resulted from current year net operating losses and changes to future tax deductions resulting from expiring net operating losses, terms of stock compensation plans, fixed assets, and accrued liabilities.

As of December 31, 2020, the Company had net operating loss (NOL) carryforwards of approximately $325 million for federal income tax purposes and $237 million for California income tax purposes.  Such carryforwards expire in varying amounts through the year 2038. For federal losses arising in tax years ending after December 31, 2017, the NOL carryforwards are allowed indefinitely.  Use of the carryforward amounts is subject to an annual limitation as a result of a previous ownership change.

As of December 31, 2020, the Company possessed unrecognized tax benefits totaling approximately $1.2 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these tax assets.

The Company's tax years 2017 through 2020 remain subject to examination by the Internal Revenue Service, and tax years 2016 through 2020 remain subject to examination by California tax jurisdictions.  In addition, the Company's loss carryforward amounts are generally subject to examination and adjustment for a period of three years for federal tax purposes and four years for California purposes, beginning when such carryovers are utilized to reduce taxes in a future tax year.

A reconciliation of the income tax benefit to the statutory federal income tax rate is as follows (dollars in thousands):

	Year Ended December 31,
	2020	2019

Expected federal income tax benefit at 21%	$(7,940)	$(6,200)
Loss with no tax benefit provided	3,617	2,508
State income tax	7	6
Expiring carryforwards	1,547	2,427
Non-deductible expenses and other	2,776	1,265

Income tax expense	$7	$6

Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against these assets.  Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.

NOTE 8 – COMMON AND PREFERRED STOCK

The Company is authorized to issue 70 million shares of Common Stock at a $0.01 par value.  As of December 31, 2020, and December 31, 2019, the Company had 36,902,361 and 28,480,567 shares issued and outstanding, respectively.

The Company has issued a total of 10,000 shares of Series 1 Preferred Stock to certain holders (“Holders”) under the Conversion and Exchange Agreements (see Note 6 – “Long-Term Debt”).  Each preferred share is convertible at any time at the option of the Holder into 405.05 shares of Common Stock.  During the year ended December 31, 2020, Holders of Series 1 Preferred Stock exercised their option to convert 2,469 shares of Series 1 Preferred Stock into 1,000,068 shares of Common Stock.

In January 2013, the Company revised its then existing agreement with the law firm of Brownstein Hyatt Farber Schreck LLP (“Brownstein”), a related party.  Under this agreement, the Company is to issue up to a total of 400,000 shares of the Company’s common stock, with 200,000 shares earned to date and 100,000 shares to be earned upon the achievement of each of two remaining milestones as follows:

i.	100,000 shares earned upon the signing of binding agreements for more than 51% of the Water Project’s annual capacity, which is not yet earned; and

ii.

100,000 shares earned upon the commencement of construction of all of the major facilities contemplated in the Final Environmental Impact Report necessary for the completion and delivery of the Water Project, which is not yet earned.

All shares earned upon achievement of any of the remaining two milestones will be payable three years from the date earned.

Additionally, the Company incurred direct expenses to Brownstein of approximately $1.5 million and $2.3 million in 2020 and 2019, respectively.

NOTE 9 – STOCK-BASED COMPENSATION PLANS AND WARRANTS

The Company has issued options and has granted stock awards pursuant to its 2009 Equity Incentive Plan and 2019 Equity Incentive Plan, as described below.

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

All options that have been issued under the above plans have been issued to officers, employees and consultants of the Company.  In total, options to purchase 115,000 shares were unexercised and outstanding on December 31, 2020 under the equity incentive plans.

For consultants of the Company, the fair value of each option granted under the 2009 Equity Incentive Plan is estimated at each reporting period using the option-pricing model and recorded as a liability until the award is settled.

For officers and employees of the Company, the fair value of each option granted under the plans was estimated on the date of grant using the option-pricing model.

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

The Company recognized no stock-option-related compensation costs for the years ended December 31, 2020 and 2019 relating to these options.  No stock options were exercised during 2020.

No options were granted in 2020 and 2019.  A summary of option activity under the plans as of December 31, 2020, and changes during the year ended December 31, 2019 are presented below:

				Average	Aggregate
			Weighted-	Remaining	Intrinsic
			Average	Contractual	Value
	Shares		Exercise Price	Term	($000’s)

Outstanding at January 1, 2019	492,500		$11.66	1.3	$3,834
Granted	-		$-
Forfeited, Expired or canceled	-		$-		$-
Exercised	-		$-

Outstanding at December 31, 2019	492,500		$11.66	0.3	$3,834
Granted	-		$-
Forfeited, Expired or canceled	377,500		$11.50		$2,915
Exercised	-		$-

Outstanding at December 31, 2020	115,000	(a)	$12.17	0.4	$919

Options exercisable at December 31, 2020	115,000		$12.17	0.4	$919

Weighted-average years of remaining contractual life of options outstanding at December 31, 2020	0.4

(a)	Exercise prices vary from $9.88 to $12.51, and expiration dates vary from April 2021 to December 2021.

Stock Awards to Directors, Officers, Consultants and Employees

The Company has granted stock awards pursuant to its 2019 Equity Incentive Plan.

Of the total 1,200,000 shares reserved under the 2019 Equity Incentive Plan, 269,563 shares have been awarded to the Company directors, employees and consultants as of December 31, 2020.  Of the 269,563 shares awarded, 19,279 shares were awarded to the Company’s directors for services performed during the plan year ended June 30, 2020.  These shares vested and were issued on January 31, 2021.

In January 2020, the Company granted a total of 150,000 restricted stock units (“RSU”) to its employees under the 2019 Equity Incentive Plan.  These restricted stock units vest ratably in three equal annual installments on the first day of each year commencing January 1, 2020.  As of December 31, 2020, we had approximately $240 thousand of unrecognized compensation expense related to unvested stock-based awards, which is expected to be recognized over the remaining weighted average requisite service period of approximately 1 year.

The accompanying consolidated statements of operations and comprehensive loss include approximately $2,096,000 and $562,000 of stock-based compensation expense related to stock awards in the years ended December 31, 2020 and 2019, respectively.

A summary of stock awards activity under the plans during the years ended December 31, 2019 and 2020 is presented below:

		Weighted-
		Average
		Grant-date
	Shares	Fair Value

Nonvested at December 31, 2018	10,224	$12.71
Granted	49,228	$10.76
Forfeited or canceled	-	$-
Vested	(44,140)	$11.33

Nonvested at December 31, 2019	15,312	$10.45
Granted	253,654	$9.31
Forfeited or canceled	-	$-
Vested	(149,685)	$9.60

Nonvested at December 31, 2020	119,281	$9.10

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

Pursuant to cost-sharing agreements that have been entered into by participants in the Company’s Water Project, $750,000 in funds have been received in order to offset costs incurred in the environmental analysis of the Water Project. These funds may either be reimbursed or credited to participants participation in the Water Project and, accordingly, are fully reflected as deferred revenue as of December 31, 2020 and December 31, 2019.

In December 2018, , the Company entered into a Purchase Agreement (“the Agreement”) with El Paso Natural Gas Company (“EPNG”) to purchase a 124-mile segment of the 1904 Pipeline (“the Retained Pipeline”) for $20,000,000. The Company currently owns a 96 mile segment of the 1904 Pipeline, and the acquisition would enable the Company to connect the two pipelines. The Company paid EPNG a non-refundable $2,000,000 deposit towards the purchase price which has been recorded in Other Assets. On January 24, 2020, the Agreement was amended (“the First Amendment”) resulting in an increase to the purchase price of $21,000,000. The First Amendment specified conditions required by EPNG that, upon satisfaction, would allow the Company to finalize the transaction and accept ownership of and utilize the pipeline. In December 2020, the Company was informed that the United States Bureau of Land Management (“the BLM”) had renewed a Right of Way Grant for the Retained Pipeline, triggering a requirement for the Company to accelerate the close of the transaction. On December 4, 2020, in exchange for a non-refundable payment of $1,000,000 to EPNG which has been recorded in Other Assets, the Company entered into a Second Amendment to the Agreement, extending the close date of the transaction to June 2021. Both the $2,000,000 deposit and the $1,000,000 payment are considered to be capitalizable asset acquisition costs and will be transferred to the PP&E once the transaction is finalized and the Company accepts ownership of the property.

On December 14, 2020 the Company entered into a 30 year Right of Way Agreement with the BLM with respect to the Retained Pipeline.  The Right of Way Agreement, which is effective on January 1, 2021, has an annual rent expense of approximately $321,000, with annual defined inflation increases.  The Company prepaid the 2021 rent in 2020 and has recorded the payment in Prepaid Rents.  In addition, on December 14, 2020, the Company deposited approximately $420,000 towards a Performance and Reclamation Bond with the BLM which has been recorded in Other Assets.

There are no material legal proceedings pending to which the Company is a party or of which any of the Company’s property is the subject.

NOTE 12 – LEASES

The Company has operating leases for corporate offices, vehicles and office equipment. The Company’s leases have remaining lease terms of 3 months to 11 months, some of which include options to extend or terminate the lease. However, the Company is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not considered in the lease term or the right-of-use asset and lease liability balances. The Company’s current lease arrangements expire in 2021. The Company does not have any finance leases.

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

Lease balances. Amounts recognized in the accompanying consolidated balance sheet as of December 31, 2020 are as follows (in thousands):

Activity	Balance Sheet Location	Balance
ROU assets	Other assets	$15
Short-term lease liability	Other liabilities	$15
Long-term lease liability	Other long-term liabilities	$-

Lease cost. The Company’s operating lease cost for the year ended December 31, 2020 was $47 thousand.

Lease commitments. The table below summarizes the Company’s scheduled future minimum lease payments under operating, recorded on the balance sheet as of December 31, 2020 (in thousands):

2021	15
Total lease payments	15
Less: Imputed interest	(-)
Present value of lease payments	15
Less: current maturities of lease obligations	(15)
Long-term lease obligations	$-

Most of our lease agreements do not provide a readily determinable implicit rate nor is it available to us from our lessors. Instead, we estimate the Company’s incremental borrowing rate based on information available at either the implementation date of Topic 842 or at lease commencement for leases entered into thereafter in order to discount lease payments to present value. The table below presents additional information related to our leases as of December 31, 2020:

Weighted Average Remaining Lease Term
Operating leases (years)	0.4

Weighted Average Discount Rate
Operating leases	6%

From a lessor standpoint, in February 2016, the Company entered into a lease agreement with Fenner Valley Farms LLC (“FVF”) (the “lessee”), pursuant to which FVF is leasing, for a 99-year term, 2,100 acres owned by Cadiz in San Bernardino County, California, to be used to plant, grow and harvest agricultural crops (“FVF Lease Agreement”). As consideration for the lease, FVF paid the Company a one-time payment of $12.0 million upon closing. The Company expect to receive rental income of $420 thousand annually over the next five years related to the FVF Lease Agreement.

On July 31, 2019, the JV entered into a lease agreement (the “Lease Agreement”) with the Company whereby the JV will cultivate industrial hemp on up to 9,600 acres at the Company’s agricultural property in eastern San Bernardino County, California (“Cadiz Ranch”). Under the terms of the Agreement, the JV initially leased 1,280 acres at the Cadiz Ranch and holds options to lease up to 8,320 additional acres by 2022. The Lease Agreement was amended in March 2020 to reduce the initially lease acreage to 242 acres and extend the options to lease the remaining acreage until 2023. The Agreement has an initial term of five years and the JV has the option to extend the term for three successive periods of five years each. In consideration for the lease arrangement, the JV will provide the Company an annual rental payment equal to $500 per acre of leased property, subject to periodic CPI adjustment. The lease commenced on March 1, 2020 when the Company completed certain activities to bring the property to the specifications required by the JV. Assuming no further options are exercised, the Company expects to receive rental income of approximately $121 thousand annually over the next five years related to the JV Lease Agreement.

NOTE 13 – FAIR VALUE MEASUREMENTS

The following table presents information about warrant derivative liabilities and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

On March 5, 2020, the Company entered into an amendment to a warrant agreement with its senior lender which, among other provisions, repriced 362,500 warrants held by the senior lender to $6.75 (the “Warrant”) (see Note 6 – “Long-Term Debt”, above). As a result, the Company reclassified the carrying value of the Warrant prior to the modification from additional paid-in capital in the amount of $865 thousand to a warrant liability, as the Warrant met the definition of a derivative. In addition, the Company recorded debt issuance costs in the amount of $1.1 million, which was the increase in fair value of the warrant at the time of the modification. The fair value of the warrant liability is remeasured each reporting period using an option pricing model, and the change in fair value is recorded as an adjustment to the warrant liability with the unrealized gains or losses reflect in interest expense. The Company recognized an unrealized gain of $139 thousand related to the remeasurement of the warrant derivative liability at fair value during the year ended December 31, 2020.

	Derivatives at Fair Value as of December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total

Warrant liabilities	-	-	1,847	1,847
Total warrant liabilities	$-	$-	$1,847	$1,847

The following table presents a reconciliation of Level 3 activity for the years ended December 31, 2019 and 2020:

Level 3 Liabilities
(in thousands)	Warrant Liabilities

Balance at January 1, 2019	$(865)
Reclassification of warrant liability to additional paid-in capital upon adoption of ASU 2017-11	865
Balance at December 31, 2019	-

Reclassification of warrant liability	1,986
Unrealized gains, net	(139)
Balance at December 31 ,2020	$1,847

NOTE 14 – SUBSEQUENT EVENTS

On March 24, 2021, the Company entered into an agreement with Apollo in which the Company acquired the option to further extend, in its sole discretion, the current May 2021 maturity date of its loan to November 2022 from May 2022 (“Second Extension Option”).  The fee to acquire the Second Extension Option was the adjustment of the exercise price of 362,500 warrants held by Apollo from $6.75 to $0.01.

During the first quarter of fiscal year 2021, the Company issued 1,368,362 shares of common stock in its July 2020 ATM Offering for gross proceeds of $15.2 million and net proceeds of $14.9 million.