Form 10-Q
period 2021-03-31
CADIZ INC
filed 2021-05-17
CIK 727273

united states

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2021

OR

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from …… to …….

Commission File Number 0-12114

_____________________

Cadiz Inc.

(Exact name of registrant specified in its charter)

Delaware	77-0313235
(State or other of	(I.R.S. Employer
incorporation or organization)	Identification No.)

550 South Hope Street, Suite 2850
Los Angeles, California	90071
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (213) 271-1600

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CDZI	The NASDAQ Global Market

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

As of May 14, 2021, the Registrant had 38,787,264 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.

Cadiz Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Three Months
	Ended March 31,
($ in thousands, except per share data)	2021	2020

Total revenues	$139	$114

Costs and expenses:
General and administrative	3,233	3,977
Depreciation	103	79

Total costs and expenses	3,336	4,056

Operating loss	(3,197)	(3,942)

Interest expense, net	(2,542)	(3,572)
Interest income	-	22
Loss on extinguishment of debt	-	(12,394)

Loss before income taxes	(5,739)	(19,886)
Income tax expense	(2)	(2)
Loss from equity-method investments	(203)	(626)

Net loss and comprehensive loss applicable to common stock	$(5,944)	$(20,514)

Basic and diluted net loss per common share	$(0.16)	$(0.66)

Basic and diluted weighted average shares outstanding	37,834	31,113

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
($ in thousands, except per share data)	2021	2020

ASSETS

Current assets:
Cash and cash equivalents	$18,671	$7,290
Accounts receivable	18	55
Prepaid expenses and other current assets	818	691

Total current assets	19,507	8,036

Property, plant, equipment and water programs, net	53,704	53,481
Long-term deposit/prepaid expenses	3,000	3,000
Equity-method investments	1,288	1,354
Goodwill	3,813	3,813
Right-of-use asset	3,301	15
Other assets	4,936	4,664

Total assets	$89,549	$74,363

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$177	$548
Accrued liabilities	2,066	674
Current portion of long-term debt	47	51
Warrant derivative liabilities	-	1,847
Operating lease liabilities	26	15

Total current liabilities	2,316	3,135

Long-term debt, net	78,921	78,596
Long-term lease obligations with related parties, net	17,579	17,183
Deferred revenue	750	750
Long-term operating lease liabilities	3,035	-

Total liabilities	102,601	99,664

Stockholders’ deficit:
Preferred stock - $.01 par value; 100,000 shares authorized at March 31
31, 2021 and December 31, 2020; shares issued and outstanding – 7,531 at March 31, 2021 and 7,531 at December 31, 2020	1	1
Common stock - $.01 par value; 70,000,000 shares
authorized at March 31, 2021 and December 31, 2020; shares issued and outstanding – 38,342,952 at
March 31, 2021 and 36,902,361 at December 31, 2020	382	368
Additional paid-in capital	531,923	513,744
Accumulated deficit	(545,358)	(539,414)
Total stockholders’ deficit	(13,052)	(25,301)

Total liabilities and stockholders’ deficit	$89,549	$74,363

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months
	Ended March 31,
($ in thousands)	2021	2020

Cash flows from operating activities:
Net loss
Adjustments to reconcile net loss to	$(5,944)	(20,514)
net cash used in operating activities:
Depreciation	103	79
Amortization of debt discount and issuance costs	453	351
Amortization of right-of-use asset	15	-
Interest expense added to loan principal	1,792	1,854
Interest expense added to lease liability	390	347
Loss on equity method investments	203	626
Loss on debt conversion and extinguishment of debt	-	12,396
Compensation charge for stock and share option awards	147	1,250
Unrealized (gain) loss on warrant derivative liabilities	(573)	561
Changes in operating assets and liabilities:
Accounts receivable	37	(27)
Prepaid expenses and other current assets	(127)	(246)
Other assets	(272)	(271)
Accounts payable	(188)	738
Lease liabilities	(255)	-
Other accrued liabilities	1,396	(1,523)

Net cash used in operating activities	(2,823)	(4,379)

Cash flows from investing activities:
Additions to property, plant and equipment and water programs	(513)	(3,453)
Contributions to equity-method investments	(137)	(1,240)

Net cash used in investing activities	(650)	(4,693)

Cash flows from financing activities:
Net proceeds from issuance of stock	14,867	3,923
Principal payments on long-term debt	(13)	(15)

Net cash provided by financing activities	14,854	3,908

Net increase (decrease) increase in cash, cash equivalents and restricted cash	11,381	(5,164)

Cash, cash equivalents and restricted cash, beginning of period	7,424	15,816

Cash, cash equivalents and restricted cash, end of period	$18,805	$10,652

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Stockholders' Deficit (Unaudited)

For the three months ended March 31, 2021 ($ in thousands, except share data)

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2020	36,902,361	$368	7,531	$1	$513,744	$(539,414)	$(25,301)

Stock-based compensation expense	72,229	1	-	-	147	-	148

Reclassification of warrant liability	-	-	-	-	3,179	-	3,179

Issuance of shares pursuant to ATM offerings	1,368,362	13	-	-	14,853	-	14,866

Net loss and comprehensive loss	-	-	-	-	-	(5,944)	(5,944)

Balance as of March 31, 2021	38,342,952	$382	7,531	$1	$531,923	$(545,358)	$(13,052)

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Stockholders' Deficit (Unaudited)

For the three months ended March 31, 2020 ($ in thousands, except share data)

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

Cadiz Inc.

Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements and notes have been prepared by Cadiz Inc., also referred to as “Cadiz” or “the Company”, without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates and such differences may be material to the financial statements. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of results for the entire fiscal year ending December 31, 2021.

Liquidity

The Condensed Consolidated Financial Statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.

The Company incurred losses of $5.9 million for the three months ended March 31, 2021, compared to $20.5 million for the three months ended March 31, 2020.  The Company had working capital of $17.2 million at March 31, 2021 and used cash in its operations of $2.8 million for the three months ended March 31, 2021.  The higher loss in 2020 was primarily due to a loss on early extinguishment of debt in the amount of $12.4 million, which was a non-cash charge, reflecting the excess of the fair value of new preferred stock issued over the historical book value of the related convertible debt retired pursuant to certain conversion and exchange agreements entered into in March 2020.  If the related convertible debt had been recorded at fair value and marked to market over the term of the debt, the excess of the fair value of the new preferred stock issued over the value of the related convertible debt would not have been significant.

Cash requirements during the three months ended March 31, 2021 primarily reflect certain administrative costs related to the Company’s water project development efforts and the further development of its land and agricultural assets, including its 50% equity investment in SoCal Hemp JV LLC.  The Company’s present activities are focused on development of its assets in ways that meet growing long-term demand for access to sustainable water supplies and agricultural products.

In July 2020, the Company entered into an At Market Issuance Sales Agreement under which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $30 million from time to time in an “at-the-market” offering (the “July 2020 ATM Offering”).  As of March 31, 2021, the Company issued 2,467,383 shares of common stock in the July 2020 ATM Offering for gross proceeds of $26.4 million and aggregate net proceeds of approximately $25.7 million.  The Company has and may continue to issue equity securities pursuant to the July 2020 ATM Offering.

In May 2017, the Company entered into a new $60 million credit agreement (“Credit Agreement”) with funds affiliated with Apollo Global Management, LLC (“Apollo”) that replaced and refinanced its then existing $45 million senior secured mortgage debt (“Prior Senior Secured Debt”) and provided $15 million of new senior debt to fund immediate construction related expenditures (“Senior Secured Debt”).  The Company’s Senior Secured Debt contains representations, warranties and covenants that are typical for agreements of this type, including restrictions that would limit the Company’s ability to incur additional indebtedness, incur liens, pay dividends or make restricted payments, dispose of assets, make investments and merge or consolidate with another person.  However, while there are affirmative covenants, there are no financial maintenance covenants and no restrictions on the Company’s ability to issue additional common stock to fund future working capital needs. The Company entered into two further agreements with Apollo which provide it with the right, at its option, to extend the maturity of the Senior Secured Debt from its current maturity of May 25, 2021 to May 25, 2022, and to November 25, 2022, respectively.  The Company currently intends to exercise its first extension option to extend the maturity date to May 25, 2022.  At March 31, 2021, the Company was in compliance with its debt covenants.

The Company’s acquisition of a 124-mile extension of its Northern Pipeline will require a $19 million payment by June 30, 2021 under the purchase agreement with El Paso Natural Gas Company (“EPNG”).  If the acquisition of the 124-mile segments is not completed, then the Company's Northern Pipeline opportunities will be limited to the 96-mile segment it already owns.

The Company may meet its debt and working capital requirements through a variety of means, including extension, refinancing, equity placements, the sale or other disposition of assets, or reductions in operating costs.

Management assesses whether the Company has sufficient liquidity to fund its costs for the next twelve months from each financial statement issuance date. Management evaluates the Company’s liquidity to determine if there is a substantial doubt about the Company’s ability to continue as a going concern. In the preparation of this liquidity assessment, management applies judgement to estimate the projected cash flows of the Company including the following: (i) projected cash outflows (ii) projected cash inflows and (iii) categorization of expenditures as discretionary versus non-discretionary. The cash flow projections are based on known or planned cash requirements for operating costs as well as planned costs for project development.

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

Supplemental Cash Flow Information

Under the terms of the Senior Secured Debt, the Company is required to pay 25% of all future quarterly interest payments in cash.  During the three months ended March 31, 2021, approximately $373 thousand in interest payments on the corporate secured debt was paid in cash.

The balance of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is comprised of the following:

Cash, Cash Equivalents and Restricted Cash	March 31, 2021	December 31, 2020	March 31, 2020
(in thousands)

Cash and Cash Equivalents	$18,671	$7,290	$10,518
Restricted Cash included in Other Assets	134	134	134
Cash, Cash Equivalents and Restricted Cash in the Consolidated Statement of Cash Flows	$18,805	$7,424	$10,652

The restricted cash amounts included in Other Assets primarily represent a deposit from a water project participant related to a cost-sharing agreement.

Recent Accounting Pronouncements

Accounting Guidance Not Yet Adopted

In June 2016, Financial Accounting Standards Board (“FASB”) issued an accounting standards update which introduces new guidance for the accounting for credit losses on certain financial instruments.  This update is effective for fiscal years beginning after December 15, 2023, and for interim periods within those fiscal years, with early adoption permitted.  The Company is currently assessing this new guidance and expects this new standard will not have a material impact on the consolidated financial statements.

Accounting Guidance Adopted

In December 2019, FASB issued an accounting standards update which reduces complexity in accounting standards by removing certain exceptions to the general principles in Topic 740.  This update is effective for fiscal years beginning after December 15, 2020, and for interim periods within those fiscal years, with early adoption permitted.  The adoption of this guidance on January 1, 2021, and the new standard had no impact on the Company’s condensed consolidated financial statements.

In August 2020, the FASB issued an accounting standards update which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP (“ASU 2020-6”). Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. ASU 2020-06 also removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to be eligible for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. ASU 2020-06 is effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for annual reporting periods beginning after December 15, 2020.  The Company early adopted the provisions of ASU 2020-06 effective January 1, 2021, on the modified retrospective transition method, to take advantage of the removal of certain conditions required for equity contracts to qualify for the derivative scope exception.  Adopting ASU 2020-06 did not result in a cumulative impact of adoption during the quarter ended March 31, 2021.

NOTE 2 – LONG-TERM DEBT

The carrying value of the Company’s Senior Secured Debt approximates fair value.  The fair value of the Company’s Senior Secured Debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company by its lenders for similar debt instruments of comparable maturities by its lenders.

In March 2020, the Company entered into an agreement that provides it the right, at its option, to extend the contractual May 25, 2021 maturity of its Senior Secured Debt of approximately $80.7 million as of March 31, 2021 until May 25, 2022.  On March 24, 2021, the Company entered into an additional agreement which provides it the right, at its option, to further extend the maturity date of its Senior Secured Debt to November 25, 2022.  The fee to acquire this second extension option was the adjustment of the exercise price of 362,500 warrants held by Apollo from $6.75 to $0.01 (“Warrant Modification”).  The Company currently intends to exercise its first extension option to extend the maturity date to May 25, 2022.

As a result of the Warrant Modification, the Company reclassified the carrying value of the warrant prior to the modification from a warrant liability in the amount of $1.3 million to additional paid-in capital.  In addition, the Company recorded debt issuance costs in the amount of $1.9 million, which was the increase in fair value of the warrant at the time of the modification, with a corresponding adjustment to additional paid-in capital.  The debt issuance costs will be amortized over the remaining life of the Senior Secured Debt.  Prior to the Warrant Modification, the fair value of the warrant was remeasured each reporting period using an option pricing model, and the change in fair value was recorded as an adjustment to the recorded warrant liability with the unrealized gains or losses reflected in interest expense.  On May 10, 2021, Apollo exercised 362,500 warrants, which allowed them to purchase 362,500 shares of common stock at $0.01 per share.

As of March 31, 2021, the Company recognized a gain of $573 thousand related to the remeasurement of the warrant liability prior to the Warrant Modification.

NOTE 3 – STOCK-BASED COMPENSATION PLANS

The Company has issued options and has granted stock awards pursuant to its 2009 Equity Incentive Plan and 2019 Equity Incentive Plan.

Stock Options to Directors, Officers and Consultants

In total, options to purchase 115,000 shares were unexercised and outstanding on March 31, 2021 under these equity incentive plans.  The Company recognized no stock option related compensation costs in each of the three months ended March 31, 2021 and 2020.  Additionally, no options were exercised during the three months ended March 31, 2021.

Stock Awards to Directors, Officers, and Consultants

The Company has granted stock awards pursuant to its 2019 Equity Incentive Plan.

Of the total 1,200,000 shares reserved under the 2019 Equity Incentive Plan, 273,127 shares have been awarded to the Company directors, employees and consultants as of March 31, 2021.

The accompanying consolidated statements of operations and comprehensive loss include approximately $146,000 and $1,250,000 of stock-based compensation expense related to stock awards in the three months ended March 31, 2021 and 2020, respectively.

NOTE 4 – INCOME TAXES

As of March 31, 2021, the Company had net operating loss (“NOL”) carryforwards of approximately $333 million for federal income tax purposes and $244 million for California state income tax purposes.  Such carryforwards expire in varying amounts through the year 2038 and 2041 for federal and California purposes, respectively.  For federal losses arising in tax years ending after December 31, 2017, the NOL carryforwards are allowed indefinitely.  Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

As of March 31, 2021, the Company possessed unrecognized tax benefits totaling approximately $1.2 million.  None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.

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

NOTE 5 – NET LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding.  Options, deferred stock units, convertible debt, convertible preferred shares and warrants were not considered in the computation of net loss per share because their inclusion would have been antidilutive.  Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 3,442,000 and 1,679,000 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 6 – LEASES

The Company has operating leases for right-of-way agreements, corporate offices, vehicles and office equipment. The Company’s leases have remaining lease terms of 6 months to 29 years as of March 31, 2021, some of which include options to extend or terminate the lease. However, the Company is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not considered in the lease term or the right-of-use asset and lease liability balances. The Company's current lease arrangements expire from 2021 through 2049.  The Company does not have any finance leases.

During the three months ended March 31, 2021, the Company entered into new operating leases which resulted in recording right-of-use assets and lease liabilities in the amount of $3.3 million.

Lease balances.  Amounts recognized in the accompanying consolidated balance sheet as of March 31, 2021 and December 31, 2020 are as follows (in thousands):

As of March 31, 2021
Activity	Balance Sheet Location	Balance
ROU assets	Right-of-use asset	$3,301
Short-term lease liability	Operating lease liabilities	$26
Long-term lease liability	Long-term operating lease liabilities	$3,035

As of December 31, 2020
Activity	Balance Sheet Location	Balance
ROU assets	Right-of-use asset	$15
Short-term lease liability	Operating lease liabilities	$15
Long-term lease liability	Long-term lease liabilities	$-

Lease cost. The Company’s operating lease cost for the three months ended March 31, 2021 was $92 thousand.

Lease commitments. The table below summarizes the Company’s scheduled future minimum lease payments under operating, recorded on the balance sheet as of March 31, 2021 (in thousands):

2021	$323
2022	321
2023	321
2024	321
2025+	7,692
Total lease payments	8,978
Less: Imputed interest	(5,917)
Present value of lease payments	3,061
Less: current maturities of lease obligations	(26)
Long-term lease obligations	$3,035

The table below presents additional information related to our leases as of March 31, 2021:

Weighted Average Remaining Lease Term
Operating leases	29 years

Weighted Average Discount Rate
Operating leases	10%

On December 14, 2020, the Company entered into two 29-year right-of-way agreements with the United States Bureau of Land Management ("BLM") with respect to the Company's Northern Pipeline asset.  The right-of-way agreements, which became effective on January 1, 2021, have a combined annual rent expense of approximately $321,000, with annual defined inflation increases.

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

On March 24, 2021, the Company entered into an agreement which provides it the right, at its option, to further extend the maturity date of its Senior Secured Debt to November 2022.  The fee to acquire this second extension option was the adjustment of the exercise price of 362,500 warrants held by Apollo from $6.75 to $0.01 (“Warrant Modification”).

As a result of the Warrant Modification, the Company reclassified the carrying value of the warrant prior to the modification from a warrant liability in the amount of $1.3 million to additional paid-in capital.  In addition, the Company recorded debt issuance costs in the amount of $1.9 million, which was the increase in fair value of the warrant at the time of the modification, with a corresponding adjustment to additional paid-in capital.  The debt issuance costs will be amortized over the remaining life of the Senior Secured Debt.  Prior to the Warrant Modification, the fair value of the warrant was remeasured each reporting period using an option pricing model, and the change in fair value was recorded as an adjustment to the recorded warrant liability with the unrealized gains or losses reflected in interest expense.

During the three months ended March 31, 2021, the Company recognized an unrealized gain of $573 thousand related to the remeasurement of the warrant derivative liability at fair value prior to the Warrant Modification.

The following table presents a reconciliation of Level 3 activity for the three month period ended March 31, 2021:

Level 3 Liabilities
(in thousands)	Warrant Derivative Liabilities

Balance at December 31, 2020	$1,847
Unrealized gain on warrants	(573)
Reclassification of warrant liability to additional paid-in capital upon Warrant Modification	(1,274)
Balance at March 31, 2021	$-

NOTE 8 – COMMON AND PREFERRED STOCK

The Company has issued a total of 10,000 shares of Series 1 Preferred Stock (“Preferred Stock”) to certain holders (“Holders”) under certain conversion and exchange agreements entered into in March 2020.  Each preferred share is convertible at any time at the option of the Holder into 405.05 shares of Common Stock.  During 2020, Holders of Preferred Stock exercised their option to convert 2,469 shares of Preferred Stock into 1,000,068 shares of Common Stock.  The Company has 7,531 shares of Preferred Stock issued and outstanding as of March 31, 2021.

NOTE 9 – SUBSEQUENT EVENTS

On May 10, 2021, Apollo exercised 362,500 warrants which allowed them to purchase 362,500 shares of common stock at $0.01 per share.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the following discussion contains trend analysis and other forward-looking statements.  Forward-looking statements can be identified by the use of words such as "intends", "anticipates", "believes", "estimates", "projects", "forecasts", "expects", "plans" and "proposes".  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements.  These include, among others, our ability to maximize value from our land and water resources and our ability to obtain new financings as needed to meet our ongoing working capital needs.  See additional discussion under the heading "Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.  Our forward-looking statements are made only as of the date hereof.  We assume no duty to update these forward-looking statements to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

We are a natural resources development company committed to providing sustainable water and agricultural opportunities in California.

We own approximately 45,000 acres of land with high-quality, naturally recharging groundwater resources in three areas of Southern California’s Mojave Desert – the Cadiz Valley (35,000 acres), Danby Dry Lake (2,000 acres), and the Piute Valley (9,000 acres) (“Cadiz Property”). Our properties represent a unique private reserve of lands with vested water rights located in a remote area of eastern San Bernardino County that is at the crossroads of major highway, rail, energy, and water infrastructure that supply and deliver necessary resources to communities in California and across Western States.  Our main objective is to realize the highest and best use of our land, water, and related infrastructure assets in an environmentally responsible way. Our present activities are focused on developing our assets to meet growing long-term demand for access to sustainable water supplies and agricultural products.

California faces systemic water challenges and is not able to ensure that all demands for water are safely and reliably met. We believe that the highest and best use of our assets will be realized by offering a combination of water supply, water storage and agricultural projects at our properties in ways that are sustainable and responsive to California’s resource needs.

We are principally focused on developing a water project at our Cadiz Valley property that can help address California’s persistent systemic water challenges and deliver new water to California communities in need of reliable water supplies and water infrastructure (“Water Project”).  Through management of groundwater at the Cadiz Property, the Water Project would, in its first phase, or Phase 1, conserve and supply new water for approximately 400,000 people in communities in Southern California.  A second phase of the Water Project, or Phase 2, would bank and store imported water for use in future dry years.

The Water Project has completed extensive permitting and environmental review in accordance with local, state and federal law and is approved to deliver a reliable supply of 50,000 acre-feet of water per year for 50 years to communities off of the Cadiz Property. Prior to construction and implementation, the Water Project must complete contracts with participating water agencies, conveyance arrangements to deliver water supplies to contracting water agencies, and arrange for facility construction, improvements, and financing.

We anticipate using two separate pipeline routes to convey water between the Cadiz Property and the service areas of our participating agencies.  The first route, or the Southern Pipeline, requires the construction of a 43-mile, approximately 55-85” steel water conveyance pipeline within a portion of the Arizona & California Railroad Company’s railroad right-of-way that crosses the Cadiz Property and intersects with the Colorado River Aqueduct (“CRA”) in Rice, California.  The CRA is owned by the Metropolitan Water District of Southern California (“MWD”) and serves water providers in six southern California counties.  The second route, or the Northern Pipeline, contemplates the use of an existing 220-mile, 30” natural gas pipeline that we optioned and acquired from El Paso Natural Gas (“EPNG”) as a potential facility to convey water to the Cadiz Property for storage or from the Cadiz Property to parties along the route. The Northern Pipeline extends from the Cadiz Property north-west to California’s Central Valley, crossing the Mojave River Pipeline and the Los Angeles Aqueduct before terminating near the California State Water Project in Wheeler Ridge.

In December 2020, the U.S. Bureau of Land Management (“BLM”) granted to our subsidiary Cadiz Real Estate LLC two right-of-way permits that grant us rights to operate the Northern Pipeline and transport water consistently across the route over BLM-managed lands. The first right-of-way was issued pursuant to an assignment of a portion of an existing right-of-way held by EPNG and granted by BLM under the Mineral Leasing Act that enables the continued transportation of natural gas. The second right-of-way was issued under the Federal Land Policy and Management Act and authorizes the conveyance of water in the pipeline over BLM-managed lands.

With these BLM grants, conditions precedent in our Purchase & Sale Agreement with EPNG were principally satisfied allowing for completion of the Company’s acquisition of the remaining 124-mile segment of the Northern Pipeline upon final payment to EPNG of $19 million, which is required to be made no later than June 30, 2021.  We are presently engaged in discussions with parties interested in using the Northern Pipeline for conveyance, storage and supply.  Prior to conveyance of water through the Northern Pipeline, we must secure permits required by any definitive agreement to use the facility.  All conveyance of water via the Northern Pipeline would be conducted in accordance with applicable local, state and federal laws.

We also remain engaged with parties interested in taking deliveries from the Water Project using the Southern Pipeline route and the CRA.  Prior to construction of the Southern Pipeline, we must secure authorizations required to convey water in the CRA, including an agreement with MWD and authorization from the California State Lands Commission under Water Code Sections 1810 - 1815. We expect to pursue these approvals once definitive contracts with water providers are finalized.

Our agricultural operations provide the Company’s principal source of revenue, although our working capital needs are not fully supported by our agricultural lease and farming returns at this time. We believe that the ultimate implementation of the Water Project will provide a significant source of future cash flow for the business and our stockholders. We presently rely upon debt and equity financing to support our working capital needs and development of the Water Project (see “Liquidity and Capital Resources”, below).

Our current and future operations also include activities that further our commitments to sustainable stewardship of our land and water resources, good governance and corporate social responsibility. We believe these commitments are important investments that will assist in maintenance of sustained stockholder value.

Results of Operations

Three Months Ended March 31, 2021, Compared to Three Months Ended March 31, 2020

We have not received significant revenues from our water resource and real estate development activity to date.  Our revenues have been limited to rental income from our agricultural leases (see “Agricultural Development”, above).  As a result, we have historically incurred a net loss from operations.  We incurred a net loss of $5.9 million in the three months ended March 31, 2021, compared to a $20.5 million net loss during the three months ended March 31, 2020.  The higher 2020 loss was primarily due to a loss on early extinguishment of debt in the amount of $12.4 million, which was a non-cash charge, reflecting the excess of the fair value of new preferred stock issued over the historical book value of the related convertible debt retired pursuant to certain conversion and exchange agreements entered into in March 2020.

Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e., general and administrative expense) and our interest expense.  We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

Revenues  Revenue totaled $139 thousand during the three months ended March 31, 2021, compared to $114 thousand for the three months ended March 31, 2020. Revenues primarily related to rental income from our agricultural leases.

General and Administrative Expenses  General and Administrative Expenses, exclusive of stock-based compensation costs, totaled $3.1 million in the three months ended March 31, 2021, compared to $2.7 million in the three months ended March 31, 2020.

Compensation costs for stock and option awards for the three months ended March 31, 2021, were $0.1 million, compared to $1.3 million for the three months ended March 31, 2020.  The higher 2020 expense was primarily due to stock-based non-cash bonus awards to employees.

Depreciation  Depreciation expense totaled $103 thousand during the three months ended March 31, 2021, compared to $79 thousand during the three months ended March 31, 2020.

Interest Expense, net  Net interest expense totaled $2.5 million during the three months ended March 31, 2021 compared to $3.6 million during the same period in 2020.  The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	March 31,
	2021	2020

Interest on outstanding debt	$2,662	$2,658
Unrealized (gains) losses on warrants, net	(573)	561
Amortization of debt discount	6	277
Amortization of deferred loan costs	447	76

	$2,542	$3,572

The decrease of interest on outstanding debt is primarily due to unrealized gains recorded related to warrant liabilities.

Income Taxes  Income tax expense was $2 thousand for each of the three months ended March 31, 2021 and 2020, and were related to state income taxes. See Note 4 to the Condensed Consolidated Financial Statements – “Income Taxes”.

Loss from Equity-Method Investments  Loss from equity-method investments related to our 50% ownership in the SoCal Hemp JV LLC totaled $203 thousand for the three months ended March 31, 2021, compared to $626 thousand for the three months ended March 31, 2020.

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

In July 2020, we entered into an At Market Issuance Sales Agreement under which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $30 million from time to time in an “at-the-market” offering (the “July 2020 ATM Offering”) for further development of our land and agricultural assets, and for working capital purposes. As of March 31, 2021, we issued 2,467,383 shares of common stock in the July 2020 ATM Offering for gross proceeds of $26.4 million and aggregate net proceeds of approximately $25.7 million.  We have and may continue to issue equity securities pursuant to the July 2020 ATM Offering.

In May 2017, we entered into a new $60 million credit agreement with funds affiliated with Apollo Global Management, LLC (“Apollo”) that replaced and refinanced our then existing $45 million senior secured mortgage debt and provided $15 million of new senior debt to fund immediate construction related expenditures (“Senior Secured Debt”).  We have entered into two further agreements with Apollo which provide us with the right, at our option, to extend the maturity of the Senior Secured Debt from its current maturity of May 25, 2021 to May 25, 2022, and to November 25,  2022, respectively.  We currently intend to exercise our first extension option to extend the maturity date to May 25, 2022.  At March 31, 2021, we were in compliance with our debt covenants.

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

As we continue to actively pursue our business strategy, additional financing will continue to be required.  See “Outlook” below.  The covenants in the Senior Secured Debt do not prohibit our use of additional equity financing and allow us to retain 100% of the proceeds of any equity financing.  We do not expect the loan covenants to materially limit our ability to finance our water and agricultural development activities.

Cash Used in Operating Activities.  Cash used in operating activities totaled $2.8 million and $4.4 million for the three months ended March 31, 2021 and 2020, respectively.  The cash was primarily used to fund general and administration expenses related to our water development efforts and agricultural development efforts.

Cash Used in Investing Activities.  Cash used in investing activities totaled $0.7 million for the three months ended March 31, 2021, and $4.7 million for the three months ended March 31, 2020.  The 2020 period included additions to our interests in SoCal Hemp JV LLC, well development and professional water quality and structural testing of a five-mile segment of pipeline.

Cash Provided by Financing Activities.  Cash provided by financing activities totaled $14.9 million for the three months ended March 31, 2021, compared with cash provided of $3.9 million for the three months ended March 31, 2020.  Proceeds from financing activities for both periods reported are related to the issuance of shares under at-the-market offerings.

Outlook

Short-Term Outlook.  In March 2020, we entered into an agreement that provides us the right, at our option, to extend the contractual May 25, 2021 maturity of our Senior Secured Debt of approximately $80.7 million as of March 31, 2021 until May 25, 2022.  On March 24, 2021, we entered into an additional agreement which provides us the right, at our option, to further extend the maturity date of our Senior Secured Debt to November 25, 2022.  We currently intend to exercise our first extension option to extend the maturity date to May 25, 2022.

Accordingly, we currently have no-near-term debt obligations coming due subject to the exercise of these options, which is entirely in the Company’s control.  However, in order to complete our acquisition of the 124-mile extension of our Northern Pipeline, we have a $19 million final payment due June 30, 2021.  We are seeking, but do not yet have, adequate resources on hand to complete this acquisition. As we require additional working capital to fund operations, we expect to continue our historical practice of structuring our financing arrangements to match the anticipated needs of our development activities (see “Long-Term Outlook”, below).  In July 2020, we entered into an At Market Issuance Sales Agreement under which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $30 million from time to time in an “at-the-market” offering (the “July 2020 ATM Offering”) to provide an alternative to raise capital for the Northern Pipeline acquisition payment, for further development of our land and agricultural assets, and for working capital purposes.  No assurances can be given, however, as to the availability or terms of any new financing.

Long-Term Outlook.  In the longer term, we will need to raise additional capital to finance working capital needs and capital expenditures (see “Current Financing Arrangements”, above).  Our future working capital needs will depend upon the specific measures we pursue in the entitlement and development of our water resources and other developments.  Future capital expenditures will depend on the progress of the Water Project and further expansion of our agricultural assets.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to its Board of Directors.  Based on their evaluation as of March 31, 2021, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

PART II - OTHER INFORMATION

ITEM 1.           Legal Proceedings

There have been no material changes to the Legal Proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 1A.         Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

** 4.1         Amendment No. 2 to Warrant, dated March 24, 2021, by and among Cadiz Inc. and Apollo Special Situation Fund, L.P.

** 10.1       Amendment No. 2 to Credit Agreement, dated March 24, 2021, by and among Cadiz Inc. and Cadiz Real Estate LLC, as borrowers, Apollo Special Situation Fund, L.P., as lender, and Wells Fargo Bank, National Association, as administrative agent

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

Cadiz Inc.

By:	/s/ Scott S. Slater	May 17, 2021
	Scott S. Slater	Date
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Stanley E. Speer	May 17, 2021
	Stanley E. Speer	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)