Form 10-Q
period 2021-06-30
CADIZ INC
filed 2021-08-13
CIK 727273

united states

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2021

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from …… to …….

Commission File Number 0-12114

Cadiz Inc.

(Exact name of registrant specified in its charter)

Delaware	77-0313235
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

550 South Hope Street, Suite 2850
Los Angeles, California	90071
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (213) 271-1600

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CDZI	The NASDAQ Global Market
Depositary Shares (each representing a 1/1000th fractional interest in share of 8.875% Series A Cumulative Perpetual Preferred Stock, par value $0.01 per share	CDZIP	The NASDAQ Global Market

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

As of August 10, 2021, the Registrant had 41,291,227 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Three Months
	Ended June 30,
($ in thousands, except per share data)	2021	2020

Total revenues	$141	$148

Costs and expenses:
General and administrative	6,375	3,098
Depreciation	103	96

Total costs and expenses	6,478	3,194

Operating loss	(6,337)	(3,046)

Interest expense, net	(4,858)	(1,674)
Interest income	-	1

Loss before income taxes	(11,195)	(4,719)
tax expense	(1)	(1)
Loss from equity-method investments	(366)	(73)

Net loss and comprehensive loss applicable to common stock	$(11,562)	$(4,793)

Basic and diluted net loss per common share	$(0.30)	$(0.14)

Basic and diluted weighted average shares outstanding	39,099	34,798

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Six Months
	Ended June 30,
($ in thousands, except per share data)	2021	2020

Total revenues	$280	$262

Costs and expenses:
General and administrative	9,608	7,075
Depreciation	206	175

Total costs and expenses	9,814	7,250

Operating loss	(9,534)	(6,988)

Interest expense, net	(7,400)	(5,246)
Interest income	-	23
Loss on extinguishment of debt	-	(12,394)

Loss before income taxes	(16,934)	(24,605)
Income tax expense	(3)	(3)
Loss from equity-method investments	(569)	(699)

Net loss and comprehensive loss applicable to common stock	$(17,506)	$(25,307)

Basic and diluted net loss per common share	$(0.46)	$(0.77)

Basic and diluted weighted average shares outstanding	38,470	32,955

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
($ in thousands, except per share data)	2021	2020

ASSETS

Current assets:
Cash and cash equivalents	$11,186	$7,290
Accounts receivable	66	55
Prepaid expenses and other current assets	1,235	691

Total current assets	12,487	8,036

Property, plant, equipment and water programs, net	76,098	53,481
Long-term deposit/prepaid expenses	420	3,000
Equity-method investments	1,044	1,354
Goodwill	3,813	3,813
Right-of-use asset	3,294	15
Other assets	4,487	4,664

Total assets	$101,643	$74,363

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$117	$548
Accrued liabilities	2,156	674
Current portion of long-term debt	43	51
Warrant derivative liabilities	-	1,847
Operating lease liabilities	25	15

Total current liabilities	2,341	3,135

Long-term debt, net	82,476	78,596
Long-term lease obligations with related party, net	18,001	17,183
Deferred revenue	750	750
Long-term operating lease liabilities	3,109	-
Other long-term liabilities	31	-

Total liabilities	106,708	99,664
Stockholders’ deficit:
Preferred stock - $.01 par value; 100,000 shares authorized at June 30 31, 2021 and December 31, 2020; shares issued and outstanding – 6,281 at June 30, 2021 and 7,531 at December 31, 2020	1	1
Common stock - $.01 par value; 70,000,000 shares authorized at June 30, 2021 and December 31, 2020; shares issued and outstanding – 40,618,400 at June 30, 2021 and 36,902,361 at December 31, 2020	405	368
Additional paid-in capital	551,449	513,744
Accumulated deficit	(556,920)	(539,414)
Total stockholders’ deficit	(5,065)	(25,301)

Total liabilities and stockholders’ deficit	$101,643	$74,363

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months
	Ended June 30,
($ in thousands)	2021	2020

Cash flows from operating activities:
Net loss	$(17,506)	(25,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	206	175
Amortization of debt discount and issuance costs	2,372	587
Amortization of right-of-use asset	15	-
Interest expense added to loan principal	4,209	3,331
Interest expense added to lease liability	806	712
Loss on equity method investments	569	699
Loss on debt conversion and extinguishment of debt	-	12,394
Compensation charge for stock and share option awards	3,440	1,551
Unrealized (gain) loss on warrant derivative liabilities	(573)	51
Changes in operating assets and liabilities:
Accounts receivable	(11)	(89)
Prepaid expenses and other current assets	(544)	(243)
Other assets	177	(243)
Accounts payable	(154)	879
Lease liabilities	(175)	-
Other accrued liabilities	1,170	(1,516)
Net cash used in operating activities	(5,999)	(7,019)

Cash flows from investing activities:
Additions to property, plant and equipment and water programs	(20,177)	(4,712)
Contributions to equity-method investments	(259)	(2,283)

Net cash used in investing activities	(20,436)	(6,995)

Cash flows from financing activities:
Net proceeds from issuance of stock	30,354	3,923
Proceeds from the issuance of warrants	4	-
Principal payments on long-term debt	(27)	(23)

Net cash provided by financing activities	30,331	3,900

Net increase (decrease) in cash, cash equivalents and restricted cash	3,896	(10,114)

Cash, cash equivalents and restricted cash, beginning of period	7,424	15,816

Cash, cash equivalents and restricted cash, end of period	$11,320	$5,702

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited)

For the three and six months ended June 31, 2021 ($ in thousands, except share data)

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	36,902,361	$368	7,531	$1	$513,744	$(539,414)	$(25,301)
Stock-based compensation expense	72,229	1	-	-	147	-	148
Reclassification of warrant liability	-	-	-	-	3,179	-	3,179
Issuance of shares pursuant to ATM offerings	1,368,362	13	-	-	14,853	-	14,866
Net loss and comprehensive loss	-	-	-	-	-	(5,944)	(5,944)
Balance as of March 31, 2021	38,342,952	$382	7,531	$1	$531,923	$(545,358)	$(13,052)

Stock-based compensation expense	6,812	-	-	-	3,293	-	3,293
Issuance of shares pursuant to ATM offerings	115,956	1	-	-	1,412	-	1,413
Issuance of shares pursuant to direct offering	1,219,512	12	-	-	14,062	-	14,074
Issuance of shares pursuant to exercise of warrants	362,500	4	-	-	-	-	4
Conversion of preferred shares to common shares	506,312	5	(1,250)	-	(5)	-	-
Issuance of shares to lenders	64,356	1	-	-	764	-	765
Net loss and comprehensive loss	-	-	-	-	-	(11,562)	(11,562)
Balance as of June 30, 2021	40,618,400	405	6,281	1	551,449	(556,920)	(5,065)

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited)

For the three and six months ended June, 2020 ($ in thousands, except share data)

	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2019	28,480,567	$285	-	$-	$419,194	$(501,597)	$(82,118)
Issuance of shares pursuant to bond conversion	5,766,337	57	-	-	38,843	-	$38,900
Stock-based Compensation expense	116,134	1	-	-	1,250	-	$1,251
Issuance of shares pursuant to ATM offerings	408,992	4	-	-	3,919	-	$3,923
Reclassification of warrant liability	-	-	-	-	(865)	-	$(865)
Issuance of preferred shares	-	-	10,000	1	39,735	-	$39,736
Net loss and comprehensive loss	-	-	-	-	-	$(20,514)	$(20,514)

Balance as of March 31, 2020	34,772,030	$347	10,000	$1	$502,076	$(522,111)	$(19,687)
Stock-based Compensation expense	25,032	-	-	-	300	-	$300
Net loss and comprehensive loss	-	-	-	-	-	$(4,793)	$(4,793)
Balance as of June 30, 2020	34,797,062	$347	10,000	$1	$502,376	$(526,904)	$(24,180)

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of results for the entire fiscal year ending December 31, 2021.

Liquidity

The Condensed Consolidated Financial Statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.

The Company incurred losses of $17.5 million for the six months ended June 30, 2021, compared to $25.3 million for the six months ended June 30, 2020. The Company had working capital of $10.1 million at June 30, 2021 and used cash in its operations of $6.0 million for the six months ended June 30, 2021. The higher loss in 2020 was primarily due to a loss on early extinguishment of debt in the amount of $12.4 million, which was a non-cash charge, reflecting the excess of the fair value of new preferred stock issued over the historical book value of the related convertible debt retired pursuant to certain conversion and exchange agreements entered into in March 2020.

Cash requirements during the six months ended June 30, 2021 primarily reflect certain administrative costs related to the Company’s water project development efforts and the further development of its land and agricultural assets, including its 50% equity investment in SoCal Hemp JV LLC. The Company’s present activities are focused on development of its assets in ways that meet growing long-term demand for access to sustainable water supplies and agricultural products.

In July 2020, the Company entered into an At Market Issuance Sales Agreement under which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $30 million from time to time in an “at-the-market” offering (the “July 2020 ATM Offering”). As of July 2, 2021, Company had sold the full $30 million in common stock authorized in the July 2020 ATM Offering through the sale of 2,748,339 shares resulting in aggregate net proceeds of approximately $29.2 million.

Cadiz Inc.

Notes to the Condensed Consolidated Financial Statements

On June 7, 2021, the Company completed the sale and issuance of 1,219,512 shares of the Company’s common stock to certain institutional investors under a placement agent agreement with B. Riley Securities, Inc. (“BRS”). The shares of common stock were sold at a purchase price of $12.30 per share, for an aggregate gross purchase price of approximately $15 million. The Company used the net proceeds from this offering together with cash on hand to fund the $19 million payment made on June 30, 2021 to complete the acquisition of a 124-mile extension of its Northern Pipeline.

On June 29, 2021, the Company entered into an Underwriting Agreement with BRS as representative of the several underwriters named there, to issue and sell an aggregate of 2,000,000 depositary shares (the “Depository Shares”), as well as up to 300,000 Depository Shares that may be sold pursuant to the exercise of an option to purchase additional Depositary Shares, each representing 1/1000th of a share of Series A Preferred Stock (“Depositary Share Offering”). The liquidation preference of each share of Series A Preferred Stock is $25,000.00 ($25.00 per Depositary Share). The Depositary Share Offering was completed on July 2, 2021 for net proceeds of approximately $54 million (see Note 10 – “Subsequent Events”).

In May 2017, the Company entered into a new $60 million credit agreement with funds affiliated with Apollo Global Management, LLC (“Apollo”) that replaced and refinanced its then existing $45 million senior secured mortgage debt and provided $15 million of new senior debt to fund immediate construction related expenditures (“Senior Secured Debt”).  The Company entered into two further agreements with Apollo which provided it with the right, at its option, to extend the maturity of the Senior Secured Debt from its then current maturity of May 25, 2021 to May 25, 2022, and to November 25, 2022, respectively. On May 18, 2021, the Company exercised its first extension option to extend the maturity date to May 25, 2022. At June 30, 2021, the Company was in compliance with its debt covenants.

On July 2, 2021, the Company entered into a new $50 million senior secured credit agreement with lenders party thereto from time to time (“Lenders”) and BRS, as administrative agent for the Lenders (“New Loan”) (see Note 10 – “Subsequent Events”). The proceeds of the New Loan, together with the proceeds from the Depositary Share Offering, were used (a) to repay all our outstanding obligations under our existing Senior Secured Debt in the amount of approximately $77.5 million, (b) to deposit approximately $10.2 million into a segregated account, representing an amount sufficient to pre-fund eight quarterly dividend payments on the Series A Preferred Stock underlying the Depositary Shares issued in the Depositary Share Offering, and (c) to pay transaction related expenses. The remaining proceeds will be used for working capital needs and for general corporate purposes.

The Company may meet its debt and working capital requirements through a variety of means, including extension, refinancing, equity placements, the sale or other disposition of assets, or reductions in operating costs. The covenants in the New Loan do not prohibit the Company’s use of additional equity financing and allow the Company to retain 100% of the proceeds of any common equity financing.  The Company does not expect the loan covenants to materially limit its ability to finance its water and agricultural development activities.

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

Cadiz Inc.

Notes to the Condensed Consolidated Financial Statements

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

Supplemental Cash Flow Information

During the six months ended June 30, 2021, approximately $819 thousand in interest payments on the Senior Secured Debt was payable in cash.

On May 18, 2021, the Company exercised its first extension option to extend the maturity date of its then Senior Secured Debt from May 25, 2021 to May 25, 2022 (“First Option Election Notice”). At the time of the First Option Election Notice, the Company paid an extension option fee equal to 1% of the aggregate amount of the accreted loan value as of the date of such notice (“Extension Option Fee”). The Extension Option Fee was payable in cash or in shares of the Company’s common stock, at the option of the Company in its sole discretion. The Company opted to pay the Extension Option Fee in common stock, and as a result issued 64,356 shares of common stock to its lenders.

The balance of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is comprised of the following:

Cash, Cash Equivalents and Restricted Cash	June 30, 2021	December 31, 2020	June 30, 2020
(in thousands)

Cash and Cash Equivalents	$11,186	$7,290	$5,568
Restricted Cash included in Other Assets	134	134	134
Cash, Cash Equivalents and Restricted Cash in the Condensed Consolidated Statement of Cash Flows	$11,320	$7,424	$5,702

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

Cadiz Inc.

Notes to the Condensed Consolidated Financial Statements

Accounting Guidance Adopted

In December 2019, FASB issued an accounting standards update which reduces complexity in accounting standards by removing certain exceptions to the general principles in Topic 740. This update is effective for fiscal years beginning after December 15, 2020, and for interim periods within those fiscal years, with early adoption permitted. The adoption of this new standard on January 1, 2021 had no impact on the Company’s condensed consolidated financial statements.

In August 2020, the FASB issued an accounting standards update which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP (“ASU 2020-6”). Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. ASU 2020-06 also removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to be eligible for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas.  ASU 2020-06 is effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for annual reporting periods beginning after December 15, 2020.  The Company early adopted the provisions of ASU 2020-06 effective January 1, 2021, on the modified retrospective transition method, to take advantage of the removal of certain conditions required for equity contracts to qualify for the derivative scope exception.  Adopting ASU 2020-06 did not result in a cumulative impact of adoption during the six months ended June 30, 2021.

NOTE 2 – LONG-TERM DEBT

The carrying value of the Company’s Senior Secured Debt approximates fair value. The fair value of the Company’s Senior Secured Debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company by its lenders for similar debt instruments of comparable maturities by its lenders.

In March 2020, the Company entered into an agreement that provided it the right, at its option, to extend the contractual May 25, 2021 maturity of its Senior Secured Debt of approximately $83.1 million as of June 30, 2021 until May 25, 2022.  On March 24, 2021, the Company entered into an additional agreement which provided it the right, at its option, to further extend the maturity date of its Senior Secured Debt to November 25, 2022. The fee to acquire this second extension option was the adjustment of the exercise price of 362,500 warrants held by Apollo from $6.75 to $0.01 (“Warrant Modification”).

As a result of the Warrant Modification, the Company reclassified the carrying value of the warrant prior to the modification from a warrant liability in the amount of $1.3 million to additional paid-in capital. In addition, the Company recorded debt issuance costs in the amount of $1.9 million, which was the increase in fair value of the warrant at the time of the modification, with a corresponding adjustment to additional paid-in capital. Prior to the Warrant Modification, the fair value of the warrant was remeasured each reporting period using an option pricing model, and the change in fair value was recorded as an adjustment to the recorded warrant liability with the unrealized gains or losses reflected in interest expense. On May 10, 2021, Apollo exercised all of its 362,500 warrants, which allowed them to purchase 362,500 shares of common stock at $0.01 per share. For the six months ended June 30, 2021, the Company recognized a gain of $573 thousand related to the remeasurement of the warrant liability prior to the Warrant Modification.

Cadiz Inc.

Notes to the Condensed Consolidated Financial Statements

On May 18, 2021, the Company exercised its first extension option to extend the maturity date to May 25, 2022 (“First Option Election Notice”). At the time of the First Option Election Notice, the Company was required to pay an extension option fee equal to 1% of the aggregate amount of the accreted loan value as of the date of such notice (“Extension Option Fee”). The Extension Option Fee was payable in cash or in shares of the Company’s common stock, at the option of the Company in its sole discretion. The Company opted to pay the Extension Option Fee in common stock, and as a result issued 64,356 shares of common stock to its lenders.

On June 28, 2021, an affiliate of BRS entered into an assignment and assumption agreement (“Assignment”) whereby it agreed to purchase all outstanding obligations under the Senior Secured Debt for $77.5 million. This Assignment closed on July 2, 2021. In conjunction with the closing of the Assignment, the Company issued 363,566 shares of the Company’s common stock to Apollo.

On July 2, 2021, the Company entered into the $50 million New Loan (see Note 10 – “Subsequent Events”). The proceeds from the New Loan, together with the proceeds from the Depositary Share Offering, were used to repay all of the Company's outstanding obligations under its existing Senior Secured Debt in the amount of approximately $77.5 million.

Cadiz Inc.

Notes to the Condensed Consolidated Financial Statements

NOTE 3 – PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

On June 30, 2021, the Company recorded the acquisition of a 124-mile pipeline (“Pipeline”). The Pipeline will be depreciated and amortized over its useful life of 30 years.

Property, plant, equipment and water programs consist of the following (dollars in thousands) as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

Land and land improvements	$26,798	$26,798
Water programs	28,561	28,323
Buildings	1,576	1,576
Leasehold improvements	570	570
Pipeline	22,086	-
Furniture and fixtures	461	461
Machinery and equipment	2,029	2,029
Construction in progress	1,287	788
	83,368	60,545
Less accumulated depreciation	(7,270)	(7,064)

	$76,098	$53,481

Depreciation expense was $206 thousand for the six months ended June 30, 2021.

NOTE 4 – STOCK-BASED COMPENSATION PLANS

The Company has issued options and has granted stock awards pursuant to its 2009 Equity Incentive Plan and 2019 Equity Incentive Plan.

Stock Options to Directors, Officers and Consultants

In total, options to purchase 15,000 shares were unexercised and outstanding on June 30, 2021 under these equity incentive plans. The Company recognized no stock option related compensation costs in each of the six months ended June 30, 2021 and 2020. Additionally, no options were exercised during the six months ended June 30, 2021.

Stock Awards to Directors, Officers, and Consultants

The Company has granted stock awards pursuant to its 2019 Equity Incentive Plan.

Of the total 1,200,000 shares reserved under the 2019 Equity Incentive Plan, 1,116,261 shares and restricted stock units (“RSUs”) have been awarded to the Company’s directors, employees and consultants as of June 30, 2021. Of the 1,116,261 shares and RSUs awarded, 14,243 shares were awarded to the Company’s directors for services performed during the plan year ended June 30, 2021 and are scheduled to vest on January 31, 2022, and 825,000 RSUs were granted to employees in April 2021 as long-term equity incentive awards ( “April 2021 RSU Grant”). Of the 825,000 RSUs granted under the April 2021 RSU Grant, 510,000 RSUs vest upon completion of certain milestones, including (a) 255,000 RSUs which vested in July 2021 upon completion of refinancing of the Company’s existing Senior Secured Debt and funding to complete the purchase of the Northern Pipeline, and (b) 255,000 RSUs scheduled to vest upon completion of final binding water supply agreement(s) for the delivery of at least 9,500 acre-feet of water per annum to customers. Of the remaining 315,000 RSUs granted under the April 2021 RSU Grant, 60,000 RSUs are scheduled to vest on January 3, 2023, and 255,000 RSUs are scheduled to vest on March 1, 2023. The RSU incentive awards are subject in each case to continued employment with the Company through the vesting date.

Cadiz Inc.

Notes to the Condensed Consolidated Financial Statements

The compensation expense recognized in the six month period ending June 30, 2021 was based on the fair value of the RSUs on grant date.  The accompanying consolidated statements of operations and comprehensive loss include approximately $3,440,000 and $1,551,000 of stock-based compensation expense related to stock awards in the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, 83,739 shares remain available for award under the 2019 Equity Incentive Plan.

NOTE 5 – INCOME TAXES

As of June 30, 2021, the Company had net operating loss (“NOL”) carryforwards of approximately $341 million for federal income tax purposes and $252 million for California state income tax purposes. Such carryforwards expire in varying amounts through the year 2038 and 2041 for federal and California purposes, respectively. For federal losses arising in tax years ending after December 31, 2017, the NOL carryforwards are allowed indefinitely. Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

As of June 30, 2021, the Company possessed unrecognized tax benefits totaling approximately $1.2 million. None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.

The Company's tax years 2018 through 2020 remain subject to examination by the Internal Revenue Service, and tax years 2016 through 2020 remain subject to examination by California tax jurisdictions. In addition, the Company's loss carryforward amounts are generally subject to examination and adjustment for a period of three years for federal tax purposes and four years for California purposes, beginning when such carryovers are utilized to reduce taxes in a future tax year.

Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against these assets. Accordingly, no deferred tax asset has been reflected in the accompanying condensed consolidated balance sheet.

Cadiz Inc.

Notes to the Condensed Consolidated Financial Statements

NOTE 6 – NET LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding. Options, restricted stock units, convertible debt, convertible preferred shares and warrants were not considered in the computation of net loss per share because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 3,196,000 and 4,626,000 for the three months ended June 30, 2021 and 2020, respectively; and 2,903,000 and 3,153,000 for the six months ended June 30, 2021 and 2020, respectively.

NOTE 7 – LEASES

The Company has operating leases for right-of-way agreements, corporate offices, vehicles and office equipment. The Company’s leases have remaining lease terms of 3 months to 29 years as of June 30, 2021, some of which include options to extend or terminate the lease. However, the Company is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not considered in the lease term or the right-of-use asset and lease liability balances. The Company's current lease arrangements expire from 2021 through 2049. The Company does not have any finance leases.

During the six months ended June 30, 2021, the Company entered into new operating leases which resulted in recording right-of-use assets and lease liabilities in the amount of $3.3 million.

Lease balances. Amounts recognized in the accompanying consolidated balance sheet as of June 30, 2021 and December 31, 2020 are as follows (in thousands):

As of June 30, 2021
Activity	Balance Sheet Location	Balance
ROU assets	Right-of-use asset	$3,294
Short-term lease liability	Operating lease liabilities	$25
Long-term lease liability	Long-term operating lease liabilities	$3,109

As of December 31, 2020
Activity	Balance Sheet Location	Balance
ROU assets	Right-of-use asset	$15
Short-term lease liability	Operating lease liabilities	$15
Long-term lease liability	Long-term lease liabilities	$-

Lease cost. The Company’s operating lease cost for the six months ended June 30, 2021 was $174 thousand.

Lease commitments. The table below summarizes the Company’s scheduled future minimum lease payments under operating, recorded on the balance sheet as of June 30, 2021 (in thousands):

Cadiz Inc.

Notes to the Condensed Consolidated Financial Statements

2021	$322
2022	321
2023	321
2024	321
2025+	7,692
Total lease payments	8,977
Less: Imputed interest	(5,843)
Present value of lease payments	3,134
Less: current maturities of lease obligations	(25)
Long-term lease obligations	$3,109

The table below presents additional information related to our leases as of June 31, 2021:

Weighted Average Remaining Lease Term
Operating leases (in years)	29

Weighted Average Discount Rate
Operating leases	10%

On December 14, 2020, the Company entered into two 29-year right-of-way agreements with the United States Bureau of Land Management (“BLM”) with respect to the Company’s Northern Pipeline asset. The right-of-way agreements, which became effective on January 1, 2021, have a combined annual rent expense of approximately $321,000, with annual defined inflation increases.

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

NOTE 8 – FAIR VALUE MEASUREMENTS

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

On March 24, 2021, the Company entered into an agreement which provided it the right, at its option, to further extend the maturity date of its then outstanding Senior Secured Debt to November 2022. The fee to acquire this second extension option was the adjustment of the exercise price of 362,500 warrants held by Apollo from $6.75 to $0.01 (“Warrant Modification”).

Cadiz Inc.

Notes to the Condensed Consolidated Financial Statements

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

During the six months ended June 30, 2021, the Company recognized an unrealized gain of $573 thousand related to the remeasurement of the warrant derivative liability at fair value prior to the Warrant Modification.

The following table presents a reconciliation of Level 3 activity for the six month period ended June 30, 2021:

Level 3 Liabilities
(in thousands)	Warrant Derivative Liabilities

Balance at December 31, 2020	$1,847
Unrealized gain on warrants	(573)
Reclassification of warrant liability to additional paid-in capital upon Warrant Modification	(1,274)
Balance at June 30, 2021	$-

NOTE 9 – COMMON AND PREFERRED STOCK

The Company has issued a total of 10,000 shares of Series 1 Preferred Stock (“Preferred Stock”) to certain holders (“Holders”) under certain conversion and exchange agreements entered into in March 2020. Each preferred share is convertible at any time at the option of the Holder into 405.05 shares of Common Stock. As of June 30, 2021, Holders of Preferred Stock exercised their option to convert 3,719 shares of Preferred Stock into 1,506,380 shares of Common Stock. The Company has 6,281 shares of Preferred Stock issued and outstanding as of June 30, 2021.

NOTE 10 – SUBSEQUENT EVENTS

On July 2, 2021, the Company completed an offering of 2,300,000 depository shares evidenced by depositary receipts each representing a 1/1000th fractional interest in a share of Series A Preferred Stock for net proceeds of approximately $54 million (“Depositary Share Offering”). Dividends on the Series A Preferred Stock underlying the Depositary Shares will be paid when declared by the Board at a fixed rate of 8.875% with liquidation preference equivalent to $25.00 per Depositary Share which ranks junior to the liquidation preference of the Series 1 Preferred Stock.

Cadiz Inc.

Notes to the Condensed Consolidated Financial Statements

On June 28, 2021, an affiliate of BRS entered into an assignment and assumption agreement (“Assignment”) whereby it agreed to purchase all outstanding obligations under the Senior Secured Debt for $77.5 million. This Assignment closed on July 2, 2021. In conjunction with the closing of the Assignment, the Company issued 363,566 shares of the Company’s common stock to Apollo, and BRS received a debt structuring fee of $1,925,000.

On July 2, 2021, the Company entered into a new $50 million senior secured credit agreement with Lenders and BRS, as administrative agent. The New Loan will mature on July 2, 2024, unless the maturity is accelerated subject to the terms of the New Loan. Interest will be paid quarterly beginning on September 30, 2021 at a rate of seven percent per annum.

In connection with the New Loan, on July 2, 2021 the Company issued to the Lenders two warrants, each granting an option to purchase 500,000 shares of our common stock (the “Warrants”). The A Warrants may be exercised any time prior to July 2, 2024 (the “Expiration Date”) and have an exercise price of $17.38. The B Warrants may be exercised in the period from 180 days after the original issuance date to the Expiration Date and have an exercise price of $21.72.

The proceeds of the New Loan, together with the proceeds received from the Depositary Share Offering, were used (a) to repay all our outstanding obligations under our existing Senior Secured Debt in the amount of $77.5 million, (b) to deposit approximately $10.2 million into a segregated account, representing an amount sufficient to pre-fund eight quarterly dividend payments on the Series A Preferred Stock underlying the Depositary Shares issued in the Depositary Share Offering, and (c) to pay transaction related expenses. The remaining proceeds will be used for working capital needs and for general corporate purposes.

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

We own approximately 45,000 acres of land with high-quality, naturally recharging groundwater resources in three areas of Southern California’s Mojave Desert – the Cadiz Valley (35,000 acres), Danby Dry Lake (2,000 acres), and the Piute Valley (9,000 acres) (“Cadiz Property”). Our properties represent a unique private reserve of lands with vested water rights located in a remote area of eastern San Bernardino County that is at the crossroads of major highway, rail, energy, and water infrastructure supplying and delivering necessary resources to communities in California and across the Western United States. Our main objective is to realize the highest and best use of our land, water, and related infrastructure assets in an environmentally responsible way. Our present activities are focused on managing our assets to meet growing long-term demand for access to sustainable water supplies and agricultural products.

California faces systemic water challenges and is not able to safely, sustainably and reliably meet the water needs for all of its communities. We believe that the highest and best use of our assets will be realized by offering a combination of water supply, water storage and agricultural projects at our properties in ways that are sustainable and responsive to California’s resource needs.

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

Cadiz Inc.

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

We anticipate using two separate pipeline routes to convey water between the service areas of our participating agencies and the Cadiz Property.  The first route, or the Southern Pipeline, requires the construction of a 43-mile, approximately 55-85” steel water conveyance pipeline within a portion of the Arizona & California Railroad Company’s railroad right-of-way that crosses the Cadiz Property and intersects with the Colorado River Aqueduct (“CRA”) in Rice, California.  The CRA is owned by the Metropolitan Water District of Southern California (“MWD”) and serves water providers in six southern California counties.  The second route, or the Northern Pipeline, contemplates the use of an existing 220-mile, 30” steel pipeline that we acquired from El Paso Natural Gas (“EPNG”) to convey water to the Cadiz Property for storage or between parties along the extensive 220-mile route. The Northern Pipeline extends from the Cadiz Property north-west to California’s Central Valley, crossing the Mojave River Pipeline and the Los Angeles Aqueduct before terminating near the California State Water Project in Wheeler Ridge.

In December 2020, the U.S. Bureau of Land Management (“BLM”) issued two right-of-way permits to our subsidiary Cadiz Real Estate LLC that assigned and granted rights to operate the Northern Pipeline and transport water consistently across the route over BLM-managed lands. The first right-of-way was issued pursuant to an assignment of a portion of an existing right-of-way held by EPNG and granted by BLM under the Mineral Leasing Act that enables the continued transportation of natural gas. The second right-of-way was issued under the Federal Land Policy and Management Act and authorizes the conveyance of water in the pipeline over BLM-managed lands.

With these BLM grants, conditions precedent in our Purchase & Sale Agreement with EPNG were principally satisfied allowing for completion of the Company’s acquisition of the remaining 124-mile segment of the Northern Pipeline. We made final payment to EPNG of $19 million on June 30, 2021 and have completed payment for the asset. We are presently engaged in discussions with parties interested in using the Northern Pipeline for conveyance, storage and supply. Prior to conveyance of water through the Northern Pipeline, we must secure permits required by any definitive agreement to use the facility. All conveyance of water via the Northern Pipeline would be conducted in accordance with applicable local, state and federal laws.

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

Cadiz Inc.

Our current and future operations also include activities that further our commitments to sustainable stewardship of our land and water resources, good governance and corporate social responsibility. We believe these commitments are important investments that will assist in maintenance of sustained stockholder value.

Results of Operations

Three Months Ended June 30, 2021, Compared to Three Months Ended June 30, 2020

We have not received significant revenues from our water resource and real estate development activity to date. Our revenues have been limited to rental income from our agricultural leases. As a result, we have historically incurred a net loss from operations. We incurred a net loss of $11.6 million in the three months ended June 30, 2021, compared to a $4.8 million net loss during the three months ended June 30, 2020. The higher 2021 loss was primarily due to stock-based non-cash bonus awards to employees, together with an increase in interest expense related to our senior secured term loan.

Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e., general and administrative expense) and our interest expense. We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

Revenues Revenue totaled $141 thousand during the three months ended June 30, 2021, compared to $148 thousand for the three months ended June 30, 2020. Revenues primarily related to rental income from our agricultural leases.

General and Administrative Expenses General and Administrative Expenses, exclusive of stock-based compensation costs, totaled $3.1 million in the three months ended June 30, 2021, compared to $2.8 million in the three months ended June 30, 2020.

Compensation costs for stock and option awards for the three months ended June 30, 2021, were $3.3 million, compared to $0.3 million for the three months ended June 30, 2020. The higher 2021 expense was primarily due to stock-based non-cash bonus awards to employees.

Depreciation Depreciation expense totaled $103 thousand during the three months ended June 30, 2021, compared to $96 thousand during the three months ended June 30, 2020.

Interest Expense, net Net interest expense totaled $4.9 million during the three months ended June 30, 2021 compared to $1.7 million during the same period in 2020. The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	June 30,
	2021	2020

Interest on outstanding debt	$2,939	$1,950
Unrealized gains on warrants, net	-	(510)
Amortization of debt discount	6	6
Amortization of deferred loan costs	1,913	228

	$4,858	$1,674

Cadiz Inc.

Income Taxes Income tax expense was $1 thousand for each of the three months ended June 30, 2021 and 2020, and were related to state income taxes. See Note 5 to the Condensed Consolidated Financial Statements – “Income Taxes”.

Loss from Equity-Method Investments Loss from equity-method investments related to our 50% ownership in the SoCal Hemp JV LLC totaled $366 thousand for the three months ended June 30, 2021, compared to $73 thousand for the three months ended June 30, 2020.

Six Months Ended June 30, 2021, Compared to Six Months Ended June 30, 2020

We incurred a net loss of $17.5 million in the six months ended June 30, 2021, compared to a $25.3 million net loss during the six months ended June 30, 2020. The higher 2020 loss was primarily due to a loss on early extinguishment of debt in the amount of $12.4 million, which was a non-cash charge, reflecting the excess of the fair value of new preferred stock issued over the historical book value of the related convertible debt retired pursuant to certain conversion and exchange agreements entered into in March 2020, offset primarily by higher stock-based non-cash bonus awards to employees in 2021.

Revenues Revenue totaled $280 thousand during the six months ended June 30, 2021, compared to $262 thousand for the six months ended June 30, 2020. Revenues primarily related to rental income from our agricultural leases.

General and Administrative Expenses General and Administrative Expenses, exclusive of stock-based compensation costs, totaled $6.2 million in the six months ended June 30, 2021, compared to $5.5 million in the six months ended June 30, 2020.

Compensation costs for stock and option awards for the six months ended June 30, 2021, were $3.4 million, compared to $1.6 million for the six months ended June 30, 2020. The higher 2021 expense was primarily due to stock-based non-cash bonus awards to employees.

Depreciation Depreciation expense totaled $206 thousand during the six months ended June 30, 2021, compared to $175 thousand during the six months ended June 30, 2020.

Interest Expense, net Net interest expense totaled $7.4 million during the six months ended June 30, 2021 compared to $5.2 million during the same period in 2020. The following table summarizes the components of net interest expense for the two periods (in thousands):

Cadiz Inc.

	Six Months Ended
	June 30,
	2021	2020

Interest on outstanding debt	$5,601	$4,608
Unrealized (gains) losses on warrants, net	(573)	51
Amortization of debt discount	12	283
Amortization of deferred loan costs	2,360	304

	$7,400	$5,246

Income Taxes Income tax expense was $3 thousand for each of the six months ended June 30, 2021 and 2020. See Note 5 to the Condensed Consolidated Financial Statements – “Income Taxes”.

Loss from Equity-Method Investments Loss from equity-method investments related to our 50% ownership in the SoCal Hemp JV LLC totaled $569 thousand for the six months ended June 30, 2021, compared to $699 thousand for the six months ended June 30, 2020.

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

In July 2020, we entered into an At Market Issuance Sales Agreement under which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $30 million from time to time in an “at-the-market” offering (the “July 2020 ATM Offering”) for further development of our land and agricultural assets, and for working capital purposes. As of June 30, 2021, we have sold the full $30 million in common stock authorized in the July 2020 ATM Offering through the sale of 2,748,339 shares resulting in aggregate net proceeds of approximately $29.2 million.

On June 7, 2021, we completed the sale and issuance of 1,219,512 shares of the Company’s common stock to certain institutional investors under a placement agent agreement with B. Riley Securities, Inc. (“BRS”). The shares of common stock were sold at a purchase price of $12.30 per share, for aggregate gross proceeds of $15 million and aggregate net proceeds of approximately $14.1 million. We used the net proceeds from this offering, together with cash on hand, to fund the $19 million payment made on June 30, 2021 to complete the acquisition of a 124-mile extension of the Northern Pipeline.

Cadiz Inc.

On June 29, 2021, we entered into an Underwriting Agreement with BRS as representative of the several underwriters named there, to issue and sell an aggregate of 2,000,000 depositary shares (the “Depository Shares”), as well as up to 300,000 Depository Shares that may be sold pursuant to the exercise of an option to purchase additional Depositary Shares, each representing 1/1000th of a share of Series A Preferred Stock (“Depositary Share Offering”). The liquidation preference of each of each share of Series A Preferred Stock is $25,000 ($25.00 per Depositary Share). The Depositary Share Offering was completed on July 2, 2021 for net proceeds of approximately $54 million (see Note 10 to the Condensed Consolidated Financial Statements – “Subsequent Events”).

In May 2017, we entered into a new $60 million credit agreement with funds affiliated with Apollo Global Management, LLC (“Apollo”) that replaced and refinanced our then existing $45 million senior secured mortgage debt and provided $15 million of new senior debt to fund immediate construction related expenditures (“Senior Secured Debt”).  We entered into two further agreements with Apollo which provided us with the right, at our option, to extend the maturity of the Senior Secured Debt from its then current maturity of May 25, 2021 to May 25, 2022, and to November 25, 2022, respectively. On May 18, 2021, we exercised our first extension option to extend the maturity date to May 25, 2022. At June 30, 2021, we were in compliance with our debt covenants.

On July 2, 2021, we entered into the $50 million New Loan (see Note 10 to the Condensed Consolidated Financial Statements – “Subsequent Events”). The proceeds of the New Loan, together with the proceeds from the Depositary Share Offering, were used to (a) to repay all our outstanding obligations under our existing Senior Secured Debt in the amount of approximately $77.5 million (b) to deposit approximately $10.2 million into a segregated account, representing an amount sufficient to pre-fund eight quarterly dividend payments on the Series A Preferred Stock underlying the Depositary Shares issued in the Depositary Share Offering, and (c) to pay transaction related expenses. The remaining proceeds will be used for working capital needs and for general corporate purposes.

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

As we continue to actively pursue our business strategy, additional financing will continue to be required.  See “Outlook” below.  The covenants in the New Loan do not prohibit our use of additional equity financing and allow us to retain 100% of the proceeds of any common equity financing.  We do not expect the loan covenants to materially limit our ability to finance our water and agricultural development activities.

Cash Used in Operating Activities. Cash used in operating activities totaled $6.0 million and $7.0 million for the six months ended June 30, 2021 and 2020, respectively. The cash was primarily used to fund general and administration expenses related to our water development efforts and agricultural development efforts.

Cash Used in Investing Activities. Cash used in investing activities totaled $20.4 million for the six months ended June, 2021, and $7.0 million for the six months ended June 31, 2020. The cash used in the 2021 period primarily related to the Northern Pipeline acquisition. The 2020 period included additions to our interests in SoCal Hemp JV LLC, well development and professional water quality and structural testing of a five-mile segment of pipeline.

Cadiz Inc.

Cash Provided by Financing Activities. Cash provided by financing activities totaled $30.3 million for the six months ended June 30, 2021, compared with cash provided of $3.9 million for the six months ended June 30, 2020. Proceeds from financing activities for both periods reported are related to the issuance of shares under at-the-market and direct offerings.

Outlook

Short-Term Outlook. The completion of both the Depositary Share Offering and the New Loan (see Note 10 to the Condensed Consolidated Financial Statements – “Subsequent Events”), provided the Company with net cash proceeds of approximately $20 million. These net cash proceeds, together with cash on hand of approximately $11.2 million as of June 30, 2021, provide us with sufficient funds to meet our short-term working capital needs.

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

Cadiz Inc.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to its Board of Directors. Based on their evaluation as of June 30, 2021, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

As described under Item 3, Legal Proceedings in our 2020 Annual Report on Form 10K, in March 2021 two lawsuits were filed by the Native American Land Conservancy/National Park Conservation Association and Center for Biological Diversity/Defenders of Wildlife/Sierra Club against the United States Department of the Interior, Bureau of Land Management (BLM) and agency decision makers in United States District Court for the Central District of California.  The lawsuits allege violations of various regulations by BLM in its issuance to our subsidiary, Cadiz Real Estate LLC, of two right-of-way permits that now enable us to transport water through the Northern Pipeline over BLM-managed lands and seek to vacate the permits and require additional federal review.  We were not a named party to these lawsuits, but on June 17, 2021, we filed motions (“Motions”) to intervene in each lawsuit to join the defense of these right-of-way permits. A hearing on the Motions has not yet been held.  While we believe the lawsuits are without merit, we cannot reasonably predict the outcome of either lawsuit.

ITEM 1A.	Risk Factors

We are a smaller reporting company as defined by Reg. 240.12b-2 of the Securities and Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

Not applicable.

Cadiz Inc.

ITEM 6.	Exhibits

The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

** 3.1	Cadiz Certificate of Incorporation, as amended

** 3.2	Certificate of Designation of 8.875% Series A Cumulative Perpetual Preferred Stock of Cadiz Inc.

** 4.1	Form of Senior Indenture

** 4.2	Form of Subordinated Indenture

** 4.3	Deposit Agreement, dated effective as of July 2, 2021, by and among the Company, Continental Stock Transfer & Trust Company, as depositary, and the holders of the depositary receipts issued thereunder

** 4.4	Warrant No. W-1 to Purchase Common Stock of Cadiz Inc. dated as of July 2, 2021

** 4.5	Warrant No. W-2 to Purchase Common Stock of Cadiz Inc. dated as of July 2, 2021

** 10.1	Placement Agent Agreement, dated as of June 2, 2021, by and between Cadiz Inc. and B. Riley Securities, Inc.

** 10.2

Credit Agreement, dated as of July 2, 2021, by and among Cadiz Inc. and Cadiz Real Estate LLC as borrowers, the lenders from time to time party thereto, and B. Riley Securities, Inc., as administrative agent

** 10.3	Security Agreement, dated as of July 2, 2021 made by Cadiz Inc., Cadiz Real Estate LLC, in favor or B. Riley Securities, Inc.

** 10.4	Deed of Trust, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing, dated as of July 2, 2021

* 31.1	Certification of Scott S. Slater, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 31.2	Certification of Stanley E. Speer, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 32.1	Certification of Scott S. Slater, Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 32.2	Certification of Stanley E. Speer, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Cadiz Inc.

* 101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

* 101.SCH	Inline XBRL Taxonomy Extension Schema Document

* 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

* 101.DEF	Inline XBRL Extension Definition Linkbase Document

* 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

* 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

__________________________

*         Filed concurrently herewith.

**         Previously filed.

Cadiz Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cadiz Inc.

By:	/s/ Scott S. Slater	August 13, 2021
	Scott S. Slater	Date
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Stanley E. Speer	August 13, 2021
	Stanley E. Speer	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)