Form 10-Q
period 2021-09-30
CADIZ INC
filed 2021-11-12
CIK 727273

United States

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One) ☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2021

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from …… to …….

Commission File Number 0-12114

Cadiz Inc.

(Exact name of registrant specified in its charter)

Delaware	77-0313235
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

550 South Hope Street, Suite 2850
Los Angeles, California	90071
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (213) 271-1600

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CDZI	The NASDAQ Global Market
Depositary Shares (each representing a 1/1000th fractional interest in share of 8.875% Series A Cumulative Perpetual Preferred Stock, par value $0.01 per share)	CDZIP	The NASDAQ Global Market

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

As of November 5, 2021, the Registrant had 43,656,169 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Three Months
	Ended September 30,
($ in thousands, except per share data)	2021	2020

Total revenues	$142	$139

Costs and expenses:
General and administrative	4,202	2,527
Depreciation	107	106

Total costs and expenses	4,309	2,633

Operating loss	(4,167)	(2,494)

Interest expense, net	(2,000)	(1,920)
Loss on extinguishment of debt	(1,399)	-

Loss before income taxes	(7,566)	(4,414)
Income tax expense	(2)	(2)
Loss from equity-method investments	(271)	(77)

Net loss and comprehensive loss	$(7,839)	$(4,493)

Less: Preferred stock dividend requirements	(1,449)	-

Net loss and comprehensive loss applicable to common stock	$(9,288)	$(4,493)

Basic and diluted net loss per common share	$(0.22)	$(0.13)

Basic and diluted weighted average shares outstanding	41,855	35,036

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Nine Months
	Ended September 30,
($ in thousands, except per share data)	2021	2020

Total revenues	$422	$401

Costs and expenses:
General and administrative	13,810	9,602
Depreciation	313	281

Total costs and expenses	14,123	9,883

Operating loss	(13,701)	(9,482)

Interest expense, net	(9,400)	(7,166)
Interest income	-	23
Loss on extinguishment of debt	(1,399)	(12,394)

Loss before income taxes	(24,500)	(29,019)
Income tax expense	(5)	(5)
Loss from equity-method investments	(840)	(776)

Net loss and comprehensive loss	$(25,345)	$(29,800)

Less: Preferred stock dividend requirements	(1,449)	-

Net loss and comprehensive loss applicable to common stock	$(26,794)	$(29,800)

Basic and diluted net loss per common share	$(0.68)	$(0.89)

Basic and diluted weighted average shares outstanding	39,611	33,654

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
($ in thousands, except per share data)	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$18,575	$7,290
Restricted cash	1,449	-
Accounts receivable	83	55
Prepaid expenses and other current assets	737	691
Total current assets	20,844	8,036

Property, plant, equipment and water programs, net	77,579	53,481
Long-term deposit/prepaid expenses	420	3,000
Equity-method investments	949	1,354
Goodwill	3,813	3,813
Right-of-use asset	3,287	15
Long-term restricted cash	8,891	134
Other assets	4,324	4,530
Total assets	$120,107	$74,363

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$579	$548
Accrued liabilities	2,481	674
Current portion of long-term debt	134	51
Warrant derivative liabilities	-	1,847
Dividend payable	1,449	-
Operating lease liabilities	24	15
Total current liabilities	4,667	3,135

Long-term debt, net	45,929	78,596
Long-term lease obligations with related party, net	18,428	17,183
Long-term operating lease liabilities	3,183	-
Deferred revenue	750	750
Other long-term liabilities	31	-
Total liabilities	72,988	99,664
Stockholders’ equity (deficit):
Preferred stock - $.01 par value; 100,000 shares authorized at September 30, 2021 and December 31, 2020; shares issued and outstanding - 3,156 at September 30, 2021 and 7,531 at December 31, 2020	1	1
8.875% Series A cumulative, perpetual preferred stock - $.01 par value; 7,500 shares authorized at September 30, 2021 and zero shares at December 31, 2020; shares issued and outstanding – 2,300 at September 30, 2021 and 0 at December 31, 2020	-	-
Common stock - $.01 par value; 70,000,000 shares authorized at September 30, 2021 and December 31, 2020; shares issued and outstanding – 42,508,398 at September 30, 2021 and 36,902,361 at December 31, 2020	424	368

Additional paid-in capital	612,902	513,744
Accumulated deficit	(566,208)	(539,414)
Total stockholders’ equity (deficit)	47,119	(25,301)

Total liabilities and stockholders’ equity	$120,107	$74,363

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months
	Ended September 30,
($ in thousands)	2021	2020

Cash flows from operating activities:
Net loss	$(25,345)	(29,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	313	281
Amortization of debt discount and issuance costs	2,911	823
Amortization of right-of-use asset	15	-
Interest expense added to loan principal	4,265	4,120
Interest expense added to lease liability	1,227	1,082
Loss on equity method investments	840	776
Loss on debt conversion and extinguishment of debt	1,399	12,394
Compensation charge for stock and share option awards	4,136	1,824
Unrealized gain on warrant derivative liabilities	(573)	(259)
Changes in operating assets and liabilities:
Accounts receivable	(28)	(47)
Prepaid expenses and other current assets	(46)	(249)
Other assets	206	(214)
Accounts payable	91	226
Lease liabilities	(95)	-
Other accrued liabilities	1,041	(1,253)

Net cash used in operating activities	(9,643)	(10,296)

Cash flows from investing activities:
Additions to property, plant and equipment and water programs	(21,094)	(5,103)
Contributions to equity-method investments	(435)	(2,709)

Net cash used in investing activities	(21,529)	(7,812)

Cash flows from financing activities:
Net proceeds from issuance of common stock	32,459	9,808
Net proceeds from the issuance of 8.857% series A cumulative, perpetual preferred stock	54,209	-
Proceeds from the issuance of long-term debt	50,137	150
Issuance costs of long-term debt	(2,878)	-
Principal payments on long-term debt	(77,559)	(30)
Costs of extinguishment of debt	(2,525)	-
Taxes paid related to net settlement of equity awards	(1,184)	-
Proceeds from the exercise of warrants	4	-

Net cash provided by financing activities	52,663	9,928

Net increase (decrease) in cash, cash equivalents and restricted cash	21,491	(8,180)

Cash, cash equivalents and restricted cash, beginning of period	7,424	15,816

Cash, cash equivalents and restricted cash, end of period	$28,915	$7,636

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

For the three and nine months ended September 30, 2021 ($ in thousands, except share data)

					8.875% Series A
					Cumulative Perpetual		Additional		Total
	Common Stock		Preferred Stock		Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance as of December 31, 2020	36,902,361	$368	7,531	$1	-	$-	$513,744	$(539,414)	$(25,301)

Stock-based compensation expense	72,229	1	-	-	-	-	147	-	148
Reclassification of warrant liability	-	-	-	-	-	-	3,179	-	,179
Issuance of shares pursuant to ATM offerings	1,368,362	13	-	-	-	-	14,853	-	14,866
Net loss and comprehensive loss	-	-	-	-	-	-	-	(5,944)	(5,944)

Balance as of March 31, 2021	38,342,952	382	7,531	1	-	-	531,923	(545,358)	(13,052)

Stock-based compensation expense	6,812	-	-	-	-	-	3,293	-	3,293
Issuance of shares pursuant to ATM offerings	115,956	1	-	-	-	-	1,412	-	1,413
Issuance of shares pursuant to direct offering	1,219,512	12	-	-	-	-	14,062	-	14,074
Issuance of shares pursuant to exercise of warrants	362,500	4	-	-	-	-	-	-	4
Conversion of preferred shares to common shares	506,312	5	(1,250)	-	-	-	(5)	-	-
Issuance of shares to lenders	64,356	-	-	-	-	-	764	-	765
Net loss and comprehensive loss	-	-	-	-	-	-	-	(11,562)	(11,562)

Balance as of June 30, 2021	40,618,400	405	6,281	1	-	-	551,449	(556,920)	(5,065)

Stock-based compensation expense	1,335	-	-	-	-	-	697	-	697
Issuance of restricted stock units	158,673	1	-	-	-	-	-	-	1
Net settlement for taxes related to equity awards	-	-	-	-	-	-	(1,184)		(1,184)
Issuance of shares pursuant to ATM offerings	165,000	2	-	-	-	-	2,101	-	2,103
Conversion of preferred shares to common shares	1,265,780	13	(3,125)	-	-	-	(13)	-	-
Issuance of 8.875% series A cumulative perpetual preferred shares	-	-	-	-	2,300	-	54,209	-	54,209
Issuance of warrants	-	-	-	-	-	-	1,795	-	1,795
Issuance of shares to lenders	299,210	3	-	-	-	-	3,848		3,851
Dividends declared on 8.875% series A cumulative perpetual preferred shares ($630.00 per share)	-	-	-	-	-	-	-	(1,449)	(1,449)
Net loss and comprehensive loss	-	-	-	-	-	-	-	(7,839)	(7,839)

Balance as of September 30, 2021	42,508,398	$424	3,156	$1	2,300	$-	$612,902	$(566,208)	$47,119

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

For the three and nine months ended September, 2020 ($ in thousands, except share data)

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of results for the entire fiscal year ending December 31, 2021.

Liquidity

The Condensed Consolidated Financial Statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.

The Company incurred losses of $25.3 million for the nine months ended September 30, 2021, compared to $29.8 million for the nine months ended September 30, 2020. The Company had working capital of $16.2 million at September 30, 2021 and used cash in its operations of $9.6 million for the nine months ended September 30, 2021. The higher loss in 2020 was primarily due to a loss on early extinguishment of debt in the amount of $12.4 million, which was a non-cash charge, reflecting the excess of the fair value of new preferred stock issued over the historical book value of the related convertible debt retired pursuant to certain conversion and exchange agreements entered into in March 2020, offset by higher compensation costs related to stock-based non-cash bonus awards to employees and an increase in interest expense in 2021.

Cash requirements during the nine months ended September 30, 2021 primarily reflect certain administrative costs related to the Company’s water project development efforts, the further development of its land and agricultural assets, including its 50% equity investment in SoCal Hemp JV LLC and fees associated with the Company’s refinancing and issuance of preferred stock. The Company’s present activities are focused on development of its assets in ways that meet growing long-term demand for access to sustainable water supplies and agricultural products.

In July 2020, the Company entered into an At Market Issuance Sales Agreement under which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $30 million from time to time in an “at-the-market” offering (the “July 2020 ATM Offering”). As of July 2, 2021, the Company had sold the $30 million in common stock authorized in the July 2020 ATM Offering through the sale of 2,748,339 shares resulting in aggregate net proceeds of approximately $29.2 million.

Cadiz Inc.

On June 7, 2021, the Company completed the sale and issuance of 1,219,512 shares of the Company’s common stock to certain institutional investors under a placement agent agreement with B. Riley Securities, Inc. (“BRS”). The shares of common stock were sold at a purchase price of $12.30 per share, for an aggregate gross purchase price of approximately $15 million. The Company used the net proceeds from this offering together with cash on hand to fund a $19 million payment made on June 30, 2021 to complete the acquisition of a 124-mile extension of its Northern Pipeline.

On June 29, 2021, the Company entered into an Underwriting Agreement with BRS as representative of the several underwriters named therein, to issue and sell an aggregate of 2,000,000 depositary shares (the “Depositary Shares”), as well as up to 300,000 Depositary Shares that may be sold pursuant to the exercise of an option to purchase additional Depositary Shares, each representing 1/1000th of a share of Series A Preferred Stock (“Depositary Share Offering”). The liquidation preference of each share of Series A Preferred Stock is $25,000.00 ($25.00 per Depositary Share). The Depositary Share Offering was completed on July 2, 2021 for net proceeds of approximately $54 million.

In May 2017, the Company entered into a $60 million credit agreement with funds affiliated with Apollo Global Management, LLC (“Apollo”) that replaced and refinanced its then existing $45 million senior secured mortgage debt and provided $15 million of new senior debt to fund immediate construction related expenditures (“Prior Senior Secured Debt”).  The Company entered into two further agreements with Apollo which provided it with the right, at its option, to extend the maturity of the Prior Senior Secured Debt from its then current maturity of May 25, 2021 to May 25, 2022, and to November 25, 2022, respectively. On May 18, 2021, the Company exercised its first extension option to extend the maturity date to May 25, 2022.

On July 2, 2021, the Company entered into a new $50 million senior secured credit agreement with lenders party thereto from time to time (“Lenders”) and BRS, as administrative agent for the Lenders (“Current Senior Secured Debt”) (see Note 2 – “Long-Term Debt”). The proceeds of the Current Senior Secured Debt, together with the proceeds from the Depositary Share Offering, were used (a) to repay all our outstanding obligations under the Prior Senior Secured Debt in the amount of approximately $77.5 million, (b) to deposit approximately $10.2 million into a segregated account, representing an amount sufficient to pre-fund eight quarterly dividend payments on the Series A Preferred Stock underlying the Depositary Shares issued in the Depositary Share Offering, and (c) to pay transaction related expenses. The remaining proceeds will be used for working capital needs and for general corporate purposes. At September 30, 2021, the Company was in compliance with its debt covenants.

The Company may meet its debt and working capital requirements through a variety of means, including extension, refinancing, equity placements, the sale or other disposition of assets, or reductions in operating costs. The covenants in the Current Senior Secured Debt do not prohibit the Company’s use of additional equity financing and allow the Company to retain 100% of the proceeds of any common equity financing.  The Company does not expect the loan covenants to materially limit its ability to finance its water and agricultural development activities.

Cadiz Inc.

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

Supplemental Cash Flow Information

During the nine months ended September 30, 2021, approximately $1.7 million in interest payments on the Company’s senior secured debt was paid in cash. There are no scheduled principal payments due on the Current Senior Secured Debt prior to its maturity.

On May 18, 2021, the Company exercised its first extension option to extend the maturity date of the Prior Senior Secured Debt from May 25, 2021 to May 25, 2022 (“First Option Election Notice”). At the time of the First Option Election Notice, the Company paid an extension option fee equal to 1% of the aggregate amount of the accreted loan value as of the date of such notice (“Extension Option Fee”). The Extension Option Fee was payable in cash or in shares of the Company’s common stock, at the option of the Company in its sole discretion. The Company opted to pay the Extension Option Fee in common stock, and as a result issued 64,356 shares of common stock to its lenders.

In conjunction with the closing of an assignment and assumption agreement (see Note 2 – “Long-Term Debt”), on July 2, 2021, the Company issued 299,210 shares of the Company’s common stock to Apollo related to the repayment of the Prior Senior Secured Debt.

At September 30, 2021, accruals for cash dividends payable was $1.45 million (see Note 9 – “Common and Preferred Stock”).  The cash dividends were paid on October 15, 2021.

At September 30, 2021, accruals for purchases of PP&E received was approximately $1 million, and are expected to be paid in the fourth fiscal quarter of 2021.

The balance of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is comprised of the following:

Cadiz Inc.

Cash, Cash Equivalents and Restricted Cash	September 30, 2021	December 31, 2020	September 30, 2020
(in thousands)

Cash and Cash Equivalents	$18,575	$7,290	$7,502
Restricted Cash	10,340	134	134
Cash, Cash Equivalents and Restricted Cash in the Condensed Consolidated Statement of Cash Flows	$28,915	$7,424	$7,636

The restricted cash primarily represents a deposit to pre-fund eight quarterly dividend payments on the Series A Preferred Stock underlying the Depositary Shares issued in the Depositary Share Offering

Recent Accounting Pronouncements

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

In August 2020, the FASB issued an accounting standards update which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP (“ASU 2020-6”). Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. ASU 2020-06 also removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to be eligible for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas.  ASU 2020-06 is effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for annual reporting periods beginning after December 15, 2020.  The Company early adopted the provisions of ASU 2020-06 effective January 1, 2021, on the modified retrospective transition method, to take advantage of the removal of certain conditions required for equity contracts to qualify for the derivative scope exception.  Adopting ASU 2020-06 did not result in a cumulative impact of adoption during the nine months ended September 30, 2021.

Cadiz Inc.

NOTE 2 – LONG-TERM DEBT

The carrying value of the Company’s senior secured debt approximates fair value. The fair value of the Company’s senior secured debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company by its lenders for similar debt instruments of comparable maturities by its lenders.

In March 2020, the Company entered into an agreement that provided it the right, at its option, to extend the contractual May 25, 2021 maturity of the Prior Senior Secured Debt to May 25, 2022.  On March 24, 2021, the Company entered into an additional agreement which provided it the right, at its option, to further extend the maturity date of its the Prior Senior Secured Debt to November 25, 2022. The fee to acquire this second extension option was the adjustment of the exercise price of 362,500 warrants held by Apollo from $6.75 to $0.01 (“Warrant Modification”).

As a result of the Warrant Modification, the Company reclassified the carrying value of the warrant prior to the modification from a warrant liability in the amount of $1.3 million to additional paid-in capital. In addition, the Company recorded debt issuance costs in the amount of $1.9 million, which was the increase in fair value of the warrant at the time of the modification, with a corresponding adjustment to additional paid-in capital. Prior to the Warrant Modification, the fair value of the warrant was remeasured each reporting period using an option pricing model, and the change in fair value was recorded as an adjustment to the recorded warrant liability with the unrealized gains or losses reflected in interest expense. On May 10, 2021, Apollo exercised all of its 362,500 warrants, which allowed them to purchase 362,500 shares of common stock at $0.01 per share. For the nine months ended September 30, 2021, the Company recognized a gain of $573 thousand related to the remeasurement of the warrant liability prior to the Warrant Modification.

On May 18, 2021, the Company exercised its first extension option to extend the maturity date of the Prior Senior Secured Debt to May 25, 2022 (“First Option Election Notice”). At the time of the First Option Election Notice, the Company was required to pay an extension option fee equal to 1% of the aggregate amount of the accreted loan value as of the date of such notice (“Extension Option Fee”). The Extension Option Fee was payable in cash or in shares of the Company’s common stock, at the option of the Company in its sole discretion. The Company opted to pay the Extension Option Fee in common stock, and as a result issued 64,356 shares of common stock to its lenders.

On June 28, 2021, an affiliate of BRS entered into an assignment and assumption agreement (“Assignment”) whereby it agreed to purchase all outstanding obligations under the Company’s Prior Senior Secured Debt for $77.5 million. This Assignment closed on July 2, 2021. In conjunction with the closing of the Assignment, the Company issued 299,210 shares of the Company’s common stock to Apollo.

On July 2, 2021, the Company entered into a new $50 million senior secured credit agreement (“Credit Agreement”) with Lenders and BRS, as administrative agent for the Lenders (“Current Senior Secured Debt”).  The Current Senior Secured Debt will mature on July 2, 2024, unless the maturity is accelerated subject to the terms of the Credit Agreement. Interest is paid quarterly beginning on September 30, 2021 at a rate of seven percent per annum.  The obligations under the Current Senior Secured Debt are secured by substantially all of the Company’s assets on a first-priority basis (except as otherwise provided in the Credit Agreement). In connection with any repayment or prepayment of the debt, the Company is required to pay a repayment fee equal to the principal amount being repaid or prepaid, multiplied by (i) 0.0%, if such repayment or prepayment is made prior to the six-month anniversary of the closing of the debt, (ii) 2.0%, if such repayment or prepayment is made on or after the six-month anniversary of the closing of the debt and prior to the eighteen-month anniversary of the closing of the debt, (iii) 4.0%, if such repayment or prepayment is made on or after the eighteen-month anniversary of the closing of the debt and prior to the thirty-month anniversary of the closing of the debt, and (iii) 6.0%, if such repayment or prepayment is made at any time after the thirty-month anniversary of the closing of the debt. At any time, the Company will be permitted to prepay the principal of the debt, in whole or in part, provided that such prepayment is accompanied by any accrued interest on such principal amount being prepaid plus the applicable repayment fee described above.

Cadiz Inc.

In the event of certain asset sales, the incurrence of indebtedness or a casualty or condemnation event, in each case, under certain circumstances as described in the Credit Agreement, the Company will be required to use a portion of the proceeds to prepay amounts under the debt. In the event of any additional issuance of depositary receipts (“Depositary Receipts”) representing interests in shares of 8.875% Series A Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”) by the Company, the Company will be required to, within five business days after the receipt of the net cash proceeds, apply (i) 25%, in the case of an issuance within six months of the closing of the debt, (ii) 50%, in the case of any issuance immediately following the six months anniversary of the closing of the debt and up to and including the one year anniversary of the closing of the debt and (iii) 75%, in the case of any issuance anytime thereafter, of the net cash proceeds to prepay amounts due under the debt (including the applicable repayment fee described above).

The Credit Agreement includes customary affirmative and negative covenants, including delivery of financial statements and other reports. The negative covenants limit the ability of the Company to, among other things, incur debt, incur liens, make investments, sell assets, pay dividends and enter into transactions with affiliates. In addition, the Credit Agreement includes customary events of default and remedies.

While any amount remains outstanding under the debt, the Lenders will have the right to convert the outstanding principal, plus unpaid interest, on the debt into Depositary Receipts at the per share exchange price of $25.00, as follows:

●	on or before the 12-month anniversary of the closing of the debt, up to 25% of the outstanding principal and unpaid interest on the debt may be exchanged into Depositary Receipts;

●

at any time after the 12-month anniversary of the closing of the debt, and on or before the 18-month anniversary of the closing of the debt, up to 50% of the principal and unpaid interest on the debt may be exchanged into Depositary Receipts;

Cadiz Inc.

●

at any time after the 18-month anniversary of the closing of the debt, and on or before the 24-month anniversary of the closing of the debt, up to 75% of the principal and unpaid interest on the debt may be exchanged into Depositary Receipts; and

●	at any time after the 24-month anniversary of the closing of the debt, up to 100% of the principal and unpaid interest on the debt may be exchanged for Depositary Receipts.

The proceeds of the Current Senior Secured Debt were used, together with the proceeds received from the Depositary Share Offering, (a) to repay all of the Company’s outstanding obligations under the Prior Senior Secured Debt, (b) to deposit approximately $10.2 million into a segregated account, representing an amount sufficient to pre-fund eight quarterly dividend payments on the Series A Preferred Stock underlying the Depositary Shares issued in the Depositary Share Offering, and (c) to pay transaction related expenses. The remaining proceeds will be used for working capital needs and for general corporate purposes. In addition, the Company incurred approximately $2.9 million in legal and advisory fees which was recorded as additional debt discount and is being amortized over the term of the Current Senior Secured Debt.

In connection with the issuance of the Current Senior Secured Debt, on July 2, 2021 (the “Original Issue Date”) the Company issued to the Lenders two warrants (“A Warrants” and “B Warrants”), each granting an option to purchase 500,000 shares of our common stock (collectively, the “Warrants”). The A Warrants may be exercised any time prior to July 2, 2024 (the “Expiration Date”) and have an exercise price of $17.38 equal to 120% of the closing price per share of our common stock on the Original Issue Date. The B Warrants may be exercised in the period from 180 days after the Original Issue Date to the Expiration Date and have an exercise price of $21.72 equal to 150% of the closing price of our common stock on the Original Issue Date.

As a result of the issuance of the Warrants, the Company recorded additional paid-in capital in the amount of $1.9 million which was the fair value of the Warrants on the issuance date. In addition, the fair value of the Warrants was recorded as debt discount and is being amortized over the term of the Current Senior Secured Debt.

NOTE 3 – PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

On June 30, 2021, the Company recorded the acquisition of a 124-mile pipeline (“Pipeline”). Depreciation on the Pipeline will commence when construction is completed and required permits are secured in order to use the facility for the conveyance of water.

Property, plant, equipment and water programs consist of the following (dollars in thousands) as of September 30, 2021 and December 31, 2020:

Cadiz Inc.

	September 30, 2021	December 31, 2020

Land and land improvements	$26,798	$26,798
Water programs	28,709	28,323
Buildings	1,598	1,576
Leasehold improvements	570	570
Pipeline	22,086	-
Furniture and fixtures	461	461
Machinery and equipment	2,171	2,029
Construction in progress	2,563	788
	84,956	60,545
Less accumulated depreciation	(7,377)	(7,064)

	$77,579	$53,481

Depreciation expense was $313 thousand for the nine months ended September 30, 2021.

NOTE 4 – STOCK-BASED COMPENSATION PLANS

The Company has issued options and has granted stock awards pursuant to its 2009 Equity Incentive Plan and 2019 Equity Incentive Plan.

Stock Options to Directors, Officers and Consultants

In total, options to purchase 15,000 shares were unexercised and outstanding on September 30, 2021 under these equity incentive plans. The Company recognized no stock option related compensation costs in each of the nine months ended September 30, 2021 and 2020. Additionally, no options were exercised during the nine months ended September 30, 2021.

Stock Awards to Directors, Officers, and Consultants

The Company has granted stock awards pursuant to its 2019 Equity Incentive Plan.

Of the total 1,200,000 shares reserved under the 2019 Equity Incentive Plan, 1,117,596 shares and restricted stock units (“RSUs”) have been awarded to the Company’s directors, employees and consultants as of September 30, 2021. Of the 1,117,596 shares and RSUs awarded, 14,243 shares were awarded to the Company’s directors for services performed during the plan year ended June 30, 2021 and are scheduled to vest on January 31, 2022, and 825,000 RSUs were granted to employees in April 2021 as long-term equity incentive awards ( “April 2021 RSU Grant”). Of the 825,000 RSUs granted under the April 2021 RSU Grant, 510,000 RSUs vest upon completion of certain milestones, including (a) 255,000 RSUs which vested in July 2021 upon completion of refinancing of the Company’s Prior Senior Secured Debt and funding to complete the purchase of the Northern Pipeline ("Vesting Event"), and (b) 255,000 RSUs scheduled to vest upon completion of final binding water supply agreement(s) for the delivery of at least 9,500 acre-feet of water per annum to customers. Of the remaining 315,000 RSUs granted under the April 2021 RSU Grant, 60,000 RSUs are scheduled to vest on January 3, 2023, and 255,000 RSUs are scheduled to vest on March 1, 2023. The RSU incentive awards are subject in each case to continued employment with the Company through the vesting date.  Of the 255,000 RSUs earned upon the Vesting Event, the Company issued 158,673 shares net of taxes withheld and paid in cash by the Company.

Cadiz Inc.

The compensation expense recognized in the nine month period ending September 30, 2021 was based on the fair value of the RSUs on grant date. The accompanying consolidated statements of operations and comprehensive loss include approximately $4.1 million and $1.8 million of stock-based compensation expense related to stock awards in the nine months ended September 30, 2021 and 2020, respectively.  Of the $4.1 million of stock-based compensation recorded in 2021, $1.2 million related to taxes withheld and paid in cash by the Company for the settlement of vested RSUs.

As of September 30, 2021, 82,404 shares remain available for award under the 2019 Equity Incentive Plan.

NOTE 5 – INCOME TAXES

As of September 30, 2021, the Company had net operating loss (“NOL”) carryforwards of approximately $347 million for federal income tax purposes and $259 million for California state income tax purposes. Such carryforwards expire in varying amounts through the year 2038 and 2041 for federal and California purposes, respectively. For federal losses arising in tax years ending after December 31, 2017, the NOL carryforwards are allowed indefinitely. Use of the carryforward amounts is subject to an annual limitation as a result of ownership changes.

As of September 30, 2021, the Company possessed unrecognized tax benefits totaling approximately $1.2 million. None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.

The Company's tax years 2018 through 2020 remain subject to examination by the Internal Revenue Service, and tax years 2017 through 2020 remain subject to examination by California tax jurisdictions. In addition, the Company's loss carryforward amounts are generally subject to examination and adjustment for a period of three years for federal tax purposes and four years for California purposes, beginning when such carryovers are utilized to reduce taxes in a future tax year.

Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against these assets. Accordingly, no deferred tax asset has been reflected in the accompanying condensed consolidated balance sheet.

NOTE 6 – NET LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding. Options, restricted stock units, convertible debt, convertible preferred shares and warrants were not considered in the computation of net loss per share because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 3,462,000 and 4,525,000 for the three months ended September 30, 2021 and 2020, respectively; and 3,316,000 and 3,528,000 for the nine months ended September 30, 2021 and 2020, respectively.

Cadiz Inc.

NOTE 7 – LEASES

The Company has operating leases for right-of-way agreements, corporate offices, vehicles and office equipment. The Company’s leases have remaining lease terms of 2 months to 28 years as of September 30, 2021. However, the Company is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not considered in the lease term or the right-of-use asset and lease liability balances. The Company's current lease arrangements expire from 2021 to 2049. The Company does not have any finance leases.

During the nine months ended September 30, 2021, the Company entered into new operating leases which resulted in recording right-of-use assets and lease liabilities in the amount of $3.3 million.

Lease balances. Amounts recognized in the accompanying consolidated balance sheet as of September 30, 2021 and December 31, 2020 are as follows (in thousands):

As of September 30, 2021
Activity	Balance Sheet Location	Balance
ROU assets	Right-of-use asset	$3,287
Short-term lease liability	Operating lease liabilities	$24
Long-term lease liability	Long-term operating lease liabilities	$3,183

As of December 31, 2020
Activity	Balance Sheet Location	Balance
ROU assets	Right-of-use asset	$15
Short-term lease liability	Operating lease liabilities	$15
Long-term lease liability	Long-term operating lease liabilities	$-

Lease cost. The Company’s operating lease cost for the nine months ended September 30, 2021 was $255 thousand.

Lease commitments. The table below summarizes the Company’s scheduled future minimum lease payments under operating, recorded on the balance sheet as of September 30, 2021 (in thousands):

Cadiz Inc.

2021	$321
2022	321
2023	321
2024	321
2025+	7,692
Total lease payments	8,976
Less: Imputed interest	(5,769)
Present value of lease payments	3,207
Less: current maturities of lease obligations	(24)
Long-term lease obligations	$3,183

The table below presents additional information related to our leases as of September 30, 2021:

Weighted Average Remaining Lease Term Operating leases (in years)	28

Weighted Average Discount Rate Operating leases	10%

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

On March 24, 2021, the Company entered into an agreement which provided it the right, at its option, to further extend the maturity date of its Prior Senior Secured Debt to November 2022. The fee to acquire this second extension option was the adjustment of the exercise price of 362,500 warrants to purchase the Company’s common stock held by Apollo from $6.75 to $0.01 (“Warrant Modification”).

Cadiz Inc.

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

During the nine months ended September 30, 2021, the Company recognized an unrealized gain of $573 thousand related to the remeasurement of the warrant derivative liability at fair value prior to the Warrant Modification.

The following table presents a reconciliation of Level 3 activity for the nine month period ended September 30, 2021:

Level 3 Liabilities
(in thousands)	Warrant Derivative Liabilities

Balance at December 31, 2020	$1,847
Unrealized gain on warrants	(573)
Reclassification of warrant liability to additional paid-in capital upon Warrant Modification	(1,274)
Balance at September 30, 2021	$-

NOTE 9 – COMMON AND PREFERRED STOCK

Series 1 Preferred Stock

The Company has issued a total of 10,000 shares of Series 1 Preferred Stock (“Series 1 Preferred Stock”) to certain holders (“Holders”) under certain conversion and exchange agreements entered into in March 2020. Each share of Series 1 Preferred Stock is convertible at any time at the option of the Holder into 405.05 shares of Common Stock. As of September 30, 2021, Holders of Series 1 Preferred Stock exercised their option to convert 6,844 shares of Series 1 Preferred Stock into 2,772,161 shares of Common Stock. The Company has 3,156 shares of Series 1 Preferred Stock issued and outstanding as of September 30, 2021.

Series A Preferred Stock

On June 29, 2021, the Company entered into an Underwriting Agreement with BRS as representative of the several underwriters named there, to issue and sell an aggregate of 2,000,000 depositary shares (the “Depositary Shares”), as well as up to 300,000 Depositary Shares that may be sold pursuant to the exercise of an option to purchase additional Depositary Shares ("Depositary Share Offering"), each representing 1/1000th of a share of the 8.875% Series A Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”). The Depositary Share Offering was completed on July 2, 2021 for net proceeds of approximately $54 million.

Cadiz Inc.

On July 1, 2021, the Company filed the Certificate of Designation (“Certificate of Designation”) for the Series A Preferred Stock with the Secretary of State of the State of Delaware, which became effective upon acceptance for record. The Certificate of Designation classified a total of 7,500 shares of the Company’s authorized shares of preferred stock, $0.01 par value per share, as Series A Preferred Stock.

As set forth in the Certificate of Designation, the Series A Preferred Stock will rank, as to dividend rights and rights upon the Company’s liquidation, dissolution or winding up: (i) senior to all classes or series of Common Stock of the Company and to each other class or series of capital stock of the Company issued by the Company other than any class or series of capital stock of the Company issued with terms specifically providing that such securities rank senior to or on a parity with the Series A Preferred Stock; provided, however, that the Series A Preferred Stock shall rank junior to the Series 1 Preferred Stock with respect to the distribution of assets upon the Company’s voluntary or involuntary liquidation, dissolution or winding up; (ii) on a parity with each class or series of capital stock of the Company issued by the Company with terms specifically providing that such securities rank on a parity with the Series A Preferred Stock with respect to the declaration and payment of dividends and the distribution of assets upon the Company’s voluntary or involuntary liquidation, dissolution or winding up; (iii) junior to each class or series of capital stock of the Company issued by the Company with terms specifically providing that such securities rank senior to the Series A Preferred Stock with respect to the declaration and payment of dividends and the distribution of assets upon the Company’s voluntary or involuntary liquidation, dissolution or winding up, none of which exists on the original effective date of this Certificate of Designation except the Series 1 Preferred Stock, which ranks junior to the Series A Preferred Stock with respect to the payment of dividends and senior to the Series A Preferred Stock with respect to the distribution of assets upon the Company’s voluntary or involuntary liquidation, dissolution or winding up; and (iv) effectively junior to all the Company’s existing and future indebtedness (including indebtedness convertible into Common Stock or preferred stock) and to the indebtedness and other liabilities of (as well as any preferred equity interests held by others in) the Company’s existing or future subsidiaries.

Holders of Series A Preferred Stock, when and as authorized by the Company’s Board of Directors, are entitled to cumulative cash dividends at the rate of 8.875% of the $25,000.00 ($25.00 per Depositary Share) liquidation preference per year (equivalent to $2,218.75 per share per year or $2.21875 per Depositary Share per year). Dividends will be payable quarterly in arrears, on or about the 15th of January, April, July and October, beginning on or about October 15, 2021. On September 24, 2021, the Company’s Board of Directors declared that holders of Series A Preferred stock will receive a cash dividend equal to $630.00 per whole share; therefore, holders of Depositary Shares will receive a cash dividend equal to $.063 per Depositary Share. The dividend was paid on October 15, 2021 to respective holders of record at of the close of business on October 5, 2021.

On and after July 2, 2026, the shares of Series A Preferred Stock will be redeemable at the Company’s option, in whole or in part, at a redemption price equal to $25,000.00 per share ($25.00 per Depositary Share), plus any accrued and unpaid dividends. Furthermore, upon a change of control or delisting event (each as defined in the Certificate of Designation), the Company will have a special option to redeem the Series A Preferred Stock at $25,000.00 per share ($25.00 per Depositary Share), plus any accrued and unpaid dividends.

Cadiz Inc.

Shares of Series A Preferred Stock are convertible into shares of Common Stock if, and only if, a change of control or delisting event (each as defined in the Certificate of Designation) has occurred, and the Company has not elected to redeem the Series A Preferred Stock prior to the applicable conversion date.  Upon any conversion, each share of Series A Preferred Stock will be converted into that number of shares of Common Stock equal to the lesser of (i) the quotient obtained by dividing (A) the sum of (x) the $25,000 liquidation preference per share plus (y) the amount of an accrued and unpaid dividends to, but not including, the conversion date by (B) the Common Stock Purchase Price (as defined in the Certificate of Designation), and (ii) 3,748.13 (the “Share Cap”), subject to certain adjustments.

The Company has 2,300 shares of Series A Preferred Stock issued and outstanding as of September 30, 2021.

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

California faces systemic water challenges and is not able to safely, sustainably and reliably meet the water needs for all of its communities. We believe that the highest and best use of our assets will be realized by offering a combination of water supply, storage and conveyance projects and agricultural development at our properties in ways that are sustainable and responsive to California’s resource needs.

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

The Water Project has completed extensive permitting and environmental review in accordance with local, state and federal law and is approved to deliver a reliable supply of 50,000 acre-feet of water per year for 50 years to communities off of the Cadiz Property. Prior to construction and implementation, the Water Project must complete contracts with participating water agencies, conveyance arrangements to deliver water supplies to contracting water agencies, and arrange for facility construction, improvements, and financing. Discussions with parties interested in contracting for water and storage from the Project are ongoing.

Cadiz Inc.

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

The second route, or the Northern Pipeline, contemplates the use of an existing 220-mile, 30” steel pipeline that we acquired from El Paso Natural Gas (“EPNG”) and are working to convert to water conveyance. The Northern Pipeline extends from the Cadiz Property north-west to California’s Central Valley, crossing the Mojave River Pipeline and the Los Angeles Aqueduct before terminating near the California State Water Project in Wheeler Ridge.

The Northern Pipeline route was studied in the Water Project’s environmental documents as a potential route to accommodate imported storage of surplus water in Phase 2. The Northern Pipeline can also be utilized to convey water between parties along the 220-mile route to augment existing water conveyance infrastructure in a dry, disadvantaged area of California. Engineering and technical assessments conducted since completing the acquisition of the pipeline indicate that the pipeline can safely convey water. We are presently engaged in discussions with parties interested in using the Northern Pipeline. Prior to conveyance of water through the Northern Pipeline, we must secure permits required by any definitive agreement to use the facility. All conveyance of water via the Northern Pipeline would be conducted in accordance with applicable local, state and federal laws.

Our agricultural operations provide the Company’s current principal source of revenue, although our working capital needs are not fully supported by our agricultural lease and farming returns at this time. We believe that the ultimate implementation of the Water Project will provide a significant source of future cash flow for the business and our stockholders. We presently rely upon debt and equity financing to support our working capital needs and development of the Water Project (see “Liquidity and Capital Resources”, below).

Our current and future operations also include activities that further our commitments to sustainable stewardship of our land and water resources, good governance and corporate social responsibility. We believe these commitments are important investments that will assist in maintenance of sustained stockholder value.

Cadiz Inc.

Results of Operations

Three Months Ended September 30, 2021, Compared to Three Months Ended September 30, 2020

We have not received significant revenues from our water resource and real estate development activity to date. Our revenues have been limited to rental income from our agricultural leases. As a result, we have historically incurred a net loss from operations. We incurred a net loss of $7.8 million in the three months ended September 30, 2021, compared to a $4.5 million net loss during the three months ended September 30, 2020. The higher 2021 loss was primarily due to a loss on early extinguishment of debt in the amount of $1.4 million, together with an increase in general and administrative costs including higher stock-based non-cash bonus awards to employees.

Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e., general and administrative expense) and our interest expense. We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

Revenues Revenue totaled $142 thousand during the three months ended September 30, 2021, compared to $139 thousand for the three months ended September 30, 2020. Revenues primarily related to rental income from our agricultural leases.

General and Administrative Expenses General and Administrative Expenses, exclusive of stock-based compensation costs, totaled $3.5 million in the three months ended September 30, 2021, compared to $2.3 million in the three months ended September 30, 2020. The higher general and administrative expenses in 2021 primarily related to legal fees and technical studies related to putting the Northern Pipeline into use.

Compensation costs for stock and option awards for the three months ended September 30, 2021, were $696 thousand, compared to $273 thousand for the three months ended September 30, 2020. The higher 2021 expense was primarily due to stock-based non-cash bonus awards to employees.

Depreciation Depreciation expense totaled $107 thousand during the three months ended September 30, 2021, compared to $106 thousand during the three months ended September 30, 2020.

Interest Expense, net Net interest expense totaled $2.0 million during the three months ended September 30, 2021 compared to $1.9 million during the same period in 2020. The following table summarizes the components of net interest expense for the two periods (in thousands):

Cadiz Inc.

	Three Months Ended
	September 30,
	2021	2020

Interest on outstanding debt	$1,461	$1,994
Unrealized gains on warrants, net	-	(310)
Amortization of debt discount	535	6
Amortization of deferred loan costs	4	230

	$2,000	$1,920

Income Taxes Income tax expense was $2 thousand for each of the three months ended September 30, 2021 and 2020, and were related to state income taxes. See Note 5 to the Condensed Consolidated Financial Statements – “Income Taxes”.

Loss from Equity-Method Investments Loss from equity-method investments related to our 50% ownership in the SoCal Hemp JV LLC totaled $271 thousand for the three months ended September 30, 2021, compared to $77 thousand for the three months ended September 30, 2020.

Nine Months Ended September 30, 2021, Compared to Nine Months Ended September 30, 2020

We incurred a net loss of $25.3 million in the nine months ended September 30, 2021, compared to a $29.8 million net loss during the nine months ended September 30, 2020. The higher loss in 2020 was primarily due to a loss on early extinguishment of debt in the amount of $12.4 million, which was a non-cash charge, reflecting the excess of the fair value of new preferred stock issued over the historical book value of the related convertible debt retired pursuant to certain conversion and exchange agreements entered into in March 2020, offset by higher compensation costs related to stock-based non-cash bonus awards to employees and an increase in interest expense in 2021.

Revenues Revenue totaled $422 thousand during the nine months ended September 30, 2021, compared to $401 thousand for the nine months ended September 30, 2020. Revenues primarily related to rental income from our agricultural leases.

General and Administrative Expenses General and Administrative Expenses, exclusive of stock-based compensation costs, totaled $9.7 million in the nine months ended September 30, 2021, compared to $7.8 million in the nine months ended September 30, 2020. The higher general and administrative expenses during the 2021 period are primarily related to (a) legal fees and technical studies related to putting the Northern Pipeline into use, (b) additional rent recorded for the Northern Pipeline right-of-way grant, and (c) an increase in cash bonus awards to employees.

Compensation costs for stock and option awards for the nine months ended September 30, 2021, were $4.1 million, compared to $1.8 million for the nine months ended September 30, 2020. The higher 2021 expense was primarily due to stock-based bonus awards to employees.  Of the $4.1 million of stock-based compensation recorded in 2021, $1.2 million related to taxes withheld and paid in cash by the Company for the settlement of vested RSUs.

Cadiz Inc.

Depreciation Depreciation expense totaled $313 thousand during the nine months ended September 30, 2021, compared to $281 thousand during the nine months ended September 30, 2020.

Interest Expense, net Net interest expense totaled $9.4 million during the nine months ended September 30, 2021 compared to $7.2 million during the same period in 2020. The following table summarizes the components of net interest expense for the two periods (in thousands):

	Nine Months Ended
	September 30,
	2021	2020

Interest on outstanding debt	$7,062	$6,602
Unrealized gains on warrants, net	(573)	(259)
Amortization of debt discount	547	289
Amortization of deferred loan costs	2,364	534

	$9,400	$7,166

Income Taxes Income tax expense was $5 thousand for each of the nine months ended September 30, 2021 and 2020. See Note 5 to the Condensed Consolidated Financial Statements – “Income Taxes”.

Loss from Equity-Method Investments Loss from equity-method investments related to our 50% ownership in the SoCal Hemp JV LLC totaled $840 thousand for the nine months ended September 30, 2021, compared to $776 thousand for the nine months ended September 30, 2020.

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

In July 2020, we entered into an At Market Issuance Sales Agreement under which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $30 million from time to time in an “at-the-market” offering (the “July 2020 ATM Offering”) for further development of our land and agricultural assets, and for working capital purposes. As of July 2, 2021, we have sold the $30 million in common stock authorized in the July 2020 ATM Offering through the sale of 2,748,339 shares resulting in aggregate net proceeds of approximately $29.2 million.

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

On June 29, 2021, we entered into an Underwriting Agreement with BRS as representative of the several underwriters named therein, to issue and sell an aggregate of 2,000,000 depositary shares (the “Depositary Shares”), as well as up to 300,000 Depositary Shares that may be sold pursuant to the exercise of an option to purchase additional Depositary Shares, each representing 1/1000th of a share of Series A Preferred Stock (“Depositary Share Offering”). The liquidation preference of each of each share of Series A Preferred Stock is $25,000 ($25.00 per Depositary Share). The Depositary Share Offering was completed on July 2, 2021 for net proceeds of approximately $54 million.

On July 2, 2021, we entered into a $50 million new credit agreement (“Credit Agreement”) (see Note 2 to the Condensed Consolidated Financial Statements – “Long-Term Debt”). The proceeds of the Credit Agreement, together with the proceeds from the Depositary Share Offering, were used to (a) to repay all our outstanding obligations under the Prior Senior Secured Debt in the amount of approximately $77.5 million (b) to deposit approximately $10.2 million into a segregated account, representing an amount sufficient to pre-fund eight quarterly dividend payments on the Series A Preferred Stock underlying the Depositary Shares issued in the Depositary Share Offering, and (c) to pay transaction related expenses. The remaining proceeds will be used for working capital needs and for general corporate purposes.

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

As we continue to actively pursue our business strategy, additional financing will continue to be required.  See “Outlook” below.  The covenants in the Credit Agreement do not prohibit our use of additional equity financing and allow us to retain 100% of the proceeds of any common equity financing.  We do not expect the loan covenants to materially limit our ability to finance our water and agricultural development activities.

Cash Used in Operating Activities. Cash used in operating activities totaled $9.6 million and $10.3 million for the nine months ended September 30, 2021 and 2020, respectively. The cash was primarily used to fund general and administration expenses related to our water development efforts and agricultural development efforts.

Cash Used in Investing Activities. Cash used in investing activities totaled $21.5 million for the nine months ended September 30, 2021, and $7.8 million for the nine months ended September 30, 2020. The cash used in the 2021 period primarily related to the Northern Pipeline acquisition. The 2020 period included additions to our interests in SoCal Hemp JV LLC, well development and professional water quality and structural testing of a five-mile segment of pipeline.

Cadiz Inc.

Cash Provided by Financing Activities. Cash provided by financing activities totaled $52.7 million for the nine months ended September 30, 2021, compared with cash provided of $9.9 million for the nine months ended September 30, 2020. Proceeds from financing activities for the 2021 period are related to the completion of the Depositary Share Offering, issuance of shares under at-the market and direct offerings and refinancing of the Company's Prior Senior Secured Debt. Proceeds from financing activities for the 2020 period are related to the issuance of shares under at-the-market offerings.

Outlook

Short-Term Outlook. The completion of both the Depositary Share Offering and the Credit Agreement (see Note 2 and Note 9 to the Condensed Consolidated Financial Statements – “Long-Term Debt” and “Common and Preferred Stock”) in July 2021, provided the Company with net cash proceeds of approximately $20 million. These net cash proceeds, together with cash on hand, provide us with sufficient funds to meet our short-term working capital needs.

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

Cadiz Inc.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to its Board of Directors. Based on their evaluation as of September 30, 2021, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

As described under Item 3, Legal Proceedings in our 2020 Annual Report on Form 10K, in March 2021 two lawsuits were filed by the Native American Land Conservancy/National Park Conservation Association and Center for Biological Diversity/Defenders of Wildlife/Sierra Club against the United States Department of the Interior, Bureau of Land Management (BLM) and agency decision makers in United States District Court for the Central District of California (the “Court”).  The lawsuits allege violations by BLM of various regulations in its issuance to our subsidiary, Cadiz Real Estate LLC, of two right-of-way permits that now enable us to transport water through the Northern Pipeline over BLM-managed lands and seek to vacate the permits and require additional federal review.  We were not a named party to these lawsuits, but in June 2021 we filed motions to intervene in each lawsuit to join the defense of these right-of-way permits. In August 2021, our motions were granted, and we were recognized by the Court as an Intervening Defendant.

In October 2021, counsel for BLM filed a joint status report and proposed schedule with the Court requesting that the cases be consolidated and also indicating that it intends to file a motion for voluntary remand prior to filing a reply brief in the cases. If granted, a motion for voluntary remand would provide BLM an opportunity to re-evaluate the permits and determine if any additional regulatory review is required. We believe the record reflects that the permits were lawfully issued to us and that our conversion of this pipeline to water conveyance will not cause any disturbance to the public lands or harm to the environment. We expect to oppose the motion for voluntary remand, subject to a review of the motion once filed.

While we continue to believe the lawsuits are without merit, we cannot reasonably predict the outcome of the motion or the cases at this time.

ITEM 1A.	Risk Factors

We are a smaller reporting company as defined by Reg. 240.12b-2 of the Securities and Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

Cadiz Inc.

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

** 10.2	Security Agreement, dated as of July 2, 2021 made by Cadiz Inc., Cadiz Real Estate LLC, in favor or B. Riley Securities, Inc.

** 10.3	Deed of Trust, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing, dated as of July 2, 2021

* 31.1	Certification of Scott S. Slater, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 31.2	Certification of Stanley E. Speer, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 32.1	Certification of Scott S. Slater, Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 32.2	Certification of Stanley E. Speer, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Cadiz Inc.

* 101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

* 101.SCH	Inline XBRL Taxonomy Extension Schema Document

* 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

* 101.DEF	Inline XBRL Extension Definition Linkbase Document

* 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

* 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed concurrently herewith.
**	Previously filed.

Cadiz Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cadiz Inc.

By:	/s/ Scott S. Slater	November 12, 2021
	Scott S. Slater	Date
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Stanley E. Speer	November 12, 2021
	Stanley E. Speer	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)