Form 10-K
period 2021-12-31
CADIZ INC
filed 2022-03-29
CIK 727273

united states

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2021

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

The aggregate market value of the common stock held by nonaffiliates as of June 30, 2021 was approximately $545,381,406 based on 40,101,574 shares of common stock outstanding held by nonaffiliates and the closing price on that date. Shares of common stock held by each executive officer and director and by each entity that owns more than 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 24, 2022 the Registrant had 50,752,203 shares of common stock outstanding.

Documents Incorporated by Reference

The Registrant is not incorporating by reference any documents within this Annual Report on Form 10-K except those footnoted in Part IV under the heading “Item 15. Exhibits, Financial Statement Schedules”.

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

General Development of Business

We are a water resources development company and agribusiness committed to sustainable water and farming projects in California. We are one of the largest private landowners in the state and control significant water supply, storage and conveyance assets capable of being part of the solution to California’s systemic water challenges.

Our main objective is to realize the highest and best use of our land, water, and related infrastructure assets in an environmentally responsible way. Our present activities are focused on managing our assets to meet growing long-term demand for access to sustainable water supplies and agricultural products.

We own approximately 45,000 acres of land with high-quality, naturally recharging groundwater resources in three areas of Southern California’s Mojave Desert – the Cadiz Valley (35,000 acres), Danby Dry Lake (2,000 acres), and the Piute Valley (9,000 acres) (“Cadiz Property”). Our properties represent a unique private reserve of lands with vested water rights located in a remote area of eastern San Bernardino County that is at the crossroads of major highway, rail, energy, and water infrastructure supplying and delivering necessary resources to communities in California and across the Western United States. See Item 2. Properties, below.

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

We have farmed at the Cadiz Property since the late 1980s relying on naturally recharging fresh groundwater supplies for irrigation. Today, our farming operations at the Cadiz Property (“Cadiz Ranch”) are the largest in San Bernardino County. At the Cadiz Ranch, we are engaged in sustainable agricultural production and through lease arrangements with partners have fruit, vegetable and grain crops in production (see “Description of Business, Sustainable Agricultural Development”, below).

While we actively farm certain of our properties, we are aware that California faces systemic water challenges and is not able to safely, sustainably and reliably meet the water needs of all of its communities. We believe that the highest and best use of our assets will be realized by offering a combination of water supply, storage and conveyance projects in complement with the agricultural development at our properties and in ways that are sustainable and responsive to California’s resource needs.

We are principally focused on developing the Cadiz Valley Water Conservation, Recovery and Storage Project ("Water Project") at our Cadiz Valley property to help address California’s persistent systemic water challenges and deliver new water access to California communities that presently lack reliable water supplies and infrastructure.  Through management of groundwater at the Cadiz Property, the Water Project would conserve groundwater otherwise used for agriculture to augment supply in California communities in need and utilize capacity available in the managed groundwater aquifer system at Cadiz to bank and store imported water for use in future dry years.

The Water Project has completed extensive environmental review in accordance with local, state and federal laws and has secured permits authorizing the management of the groundwater aquifer in Cadiz to make available an average of 50,000 acre-feet of water per year for 50 years to communities off of the Cadiz Property. Permitting has also authorized the storage of imported water in the aquifer system for return in future dry years. The Cadiz aquifer system has the capacity to store up to one million acre-feet of imported water (see "The Cadiz Water Project", below).

Several California water providers have expressed interest and executed contracts or option agreements to participate in the Water Project. To deliver conserved water to communities in need or to offer storage, the Water Project must provide conveyance facilities capable of delivering water to and from the Cadiz area for participating water providers (see “Conveyance Pipelines”, below). We own a retired, 30” steel natural gas pipeline (“Northern Pipeline”) that extends 220-miles from California’s Central Valley near the California Aqueduct southeast across Kern and San Bernardino Counties terminating at the Cadiz Property. Engineering and technical assessments indicate that the Northern Pipeline can safely convey 25,000 acre-feet of water in either direction. We also maintain a 99-year lease with the Arizona & California Railroad Company (“ARZC”) to co-locate and construct a 43-mile approximately 55-85” steel water conveyance pipeline (“Southern Pipeline”) within the existing, active railroad right-of-way that intersects the Colorado River Aqueduct (“CRA”), one of Southern California’s primary sources of drinking water in Southern California. The Southern Pipeline is designed to convey up to 75,000 acre-feet per year in either direction.

To utilize the Northern Pipeline for water conveyance related to the Water Project or to construct and operate the Southern Pipeline in coordination with existing water conveyance facilities, we must complete additional permitting and regulatory processes.

We expect to complete any necessary permitting in coordination with any contract to use the facility.

We believe implementation of the Water Project and increasing California's access to water conveyance, will help improve water equity for underserved communities, which is a significant challenge facing the state of California as climate change intensifies.

Successful Water Project implementation would change the cash flow structure of the Company, which has been historically dominated by agricultural lease and farming returns and debt and equity financing to support our working capital needs, including the development of the Water Project. We believe the implementation of the Water Project could provide a significant source of future cash flow for Company.

Our current and future operations also include activities that further our commitments to sustainable stewardship of our land and water resources, good governance and corporate social responsibility. We follow a holistic land management strategy, employ a rigorous environmental policy, and engage with our stakeholders and those impacted by our projects to verify alignment and accountability. More than 30,000 acres of our property are presently managed for conservation, including the reservation of 7,500 acres of our Piute property as a desert tortoise land conservation bank (see “Land Stewardship” and Item 2. Properties, below). We believe these commitments are important investments that will assist in maintenance of sustained stockholder value.

Our strategy for implementation of our projects, current status milestones and prospects are outlined in “Description of Business” below.

Description of Business

Our business is focused on the sustainable development of our land and water assets for their highest and best uses.

Our properties and assets offer opportunities for a wide array of activities that could benefit those who lack reliable access to food, water and infrastructure. At present, our development activities are focused on the Cadiz Water Project, sustainable agriculture, and land stewardship.

California and the Western U.S. face a persistent challenge in meeting the water needs of all of its residents. While the State of California has recognized a Human Right to Water, competing municipal, agricultural and environmental demands outpace the State’s available supply limiting the ability to deliver on that promise. Recent analysis from the California State Water Resources Control Board estimates that more than 1 million Californians lack reliable access to water and several communities are short of long-term reliable and affordable safe-drinking supply.

Southern California receives more than half of its water from three imported water sources: (1) the Colorado River Aqueduct (“CRA”), which delivers water from the Colorado River into California; (2) the California State Water Project (“SWP”), which provides water supplies from Northern California to the central and southern parts of the state; and (3) the Los Angeles Aqueduct, which delivers water from the eastern Sierra Nevada mountains to the City of Los Angeles. Southern California’s water providers and farmers rely on imports from these systems to meet demand, but deliveries from all three into the region are consistently below capacity, even in wet years, due to a combination of regulatory restrictions and the region’s climate variability.

Frequent swings between wet and dry years, which has been exacerbated by climate change, challenges California’s traditional supply system and creates an urgent demand for reliable storage and local supply. In 2022, California entered a third year of drought, with reservoirs sitting significantly below capacity and limits imposed on supply available for communities and farmers.

Moreover, cyclical drought, climate change, and regulatory restrictions have limited traditional water supply, which has significantly increased the cost of water and water infrastructure over the last decade.

The communities hardest hit by these challenges are California’s disadvantaged communities, where limited tax base and median household income reduce the solutions available to address supply, infrastructure or quality concerns.

To contribute solutions to California’s water challenges, we are focused on the development of the Water Project.

The Cadiz Water Project

The Water Project is a public-private partnership with California water agencies that is designed to actively manage the significant aquifer system beneath the Cadiz Property, conserve fresh, high-quality groundwater that is currently lost to high-salinity and evaporation and make available a new water supply for underserved communities in California. The active management of the aquifer system will also support storage of supplemental and imported water to provide additional relief in future dry years.

Water Project operations will follow an extensive, state-of-the-art groundwater management plan (see, “Permits & Regulatory Approvals” below) and withdrawals of groundwater will be limited to sustainable amounts that preserve the health of the aquifer system and safeguard the desert ecosystem. An average of 50,000 acre-feet of water per year will be captured and made available for beneficial use in Southern California communities, an amount of annual supply that could serve approximately 400,000 people each year.

The Water Project would utilize the managed groundwater basin to offer storage in the aquifer system for up to one-million acre-feet of fresh water that would be imported and held in storage until needed in future dry years. The total storage capacity of the aquifer system is larger than Southern California’s largest surface reservoir, Diamond Valley Lake, and the location of the Cadiz Property approximately 40 miles from the Colorado River Aqueduct make it a desirable site for storage of Colorado River water supplies, which presently are held in surface reservoirs such as Lake Havasu that suffer significant annual evaporative losses.

The Water Project was designed on a foundation of scientific study to ensure the sustainability of operations. Several comprehensive studies of the water resources at the Cadiz Property and within the surrounding topographically diverse 1,300 sq. mile watershed have been completed to better understand the extent of the unique resources in the Cadiz Valley, including basin size, capacity, water quality and geology.

In summary, scientific research and study have demonstrated the following characteristics of the resource:

1.	The aquifer underlying the Cadiz Property contains between 17 – 34 million acre-feet of groundwater in storage, a quantity on par with Lake Mead, the U.S.’s largest surface reservoir.

2.

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

3.

Groundwater enters the watershed as precipitation in the high elevations of the surrounding mountain system, percolates slowly over time downgradient to the Cadiz and Fenner Valleys and exits the system at large dry lake playas (Cadiz & Bristol Dry Lakes) south of the Cadiz Property. Natural recharge is estimated at approximately 32,500 acre-feet per year and physical measurements of evaporation from the dry lake playas are consistent with the recharge estimate.

A combination of existing and new facilities will be required for implementation and operation of the Water Project. Facilities include a wellfield, which would integrate with our existing agricultural wells, a pipeline manifold system, and power facilities to support operation of the wellfield. The Water Project may also include a water treatment facility to meet water quality requirements of our partner agencies. Further, to deliver water to participants in the Water Project or import water for storage at the Project area, at least one water conveyance pipeline would be required either via new construction or conversion of existing pipeline facilities in the area. We currently contemplate the use of two potential pipeline routes for the Water Project; one would extend southwards from the Cadiz Property to the Colorado River Aqueduct in Rice, California (the “Southern Pipeline”) and the other extends northwards from the Cadiz Property to Wheeler Ridge, California (the “Northern Pipeline”).

Construction of the Water Project facilities that would allow for conservation, storage and delivery of groundwater to public water providers is estimated to cost approximately $450 - $550 million. We expect these capital costs to require either infrastructure debt financing secured by the Company in the private markets, capital financing traditionally available to public agencies at a lower cost of capital, or other public funding available to public agencies.

We have secured permits required to construct and operate the main Project facilities at the Cadiz Property (see “Permits & Regulatory Approvals”, below).

Prior to implementation of the Water Project, we will require final contracts (see “Contracts with Agencies”, below) that will include conveyance arrangements to move water between the Cadiz Property and the service areas of participating water agencies (see “Conveyance Pipelines”, below).  The contracts and conveyance arrangements are subject to environmental review and regulatory approval.

Permits & Regulatory Approvals

To ensure the safety and sustainability of operations, the Water Project requires environmental and regulatory permits prior to construction and implementation. Following a multi-year permitting process, the Water Project received permits that allow the capture and conservation of 2.5 million acre-feet of groundwater over 50 years, on average 50,000 acre-feet per year, and the storage of water in the managed aquifer system, in accordance with the terms of a groundwater management plan approved by San Bernardino County.

The Water Project has completed a California Environmental Quality Act (“CEQA”) review process including the completion of a comprehensive Final Environmental Impact Report (“FEIR”). The FEIR concluded that Water Project operations would not cause any significant adverse environmental impacts. The FEIR was certified on July 31, 2012.

San Bernardino County, the local agency responsible for groundwater use at the Cadiz Property has also reviewed the Water Project and approved its Groundwater Monitoring, Management and Mitigation Plan (‘GMMMP”), which establishes a monitoring network to ensure that the Water Project will not cause harm to the environment or surrounding land uses. The GMMMP includes 100 monitoring features across the watershed and regular transparent disclosure of conditions. The FEIR and GMMMP permits allow the conservation and delivery of 50,000 acre-feet of groundwater per year for 50 years to serve beneficial uses in California communities. These permits were upheld and sustained in their entirety by judgements in California’s Superior and Appellate Courts and are no longer subject to legal challenge.

In August 2019, an Addendum to the FEIR was adopted by the Fenner Valley Water Authority, a joint powers authority comprised of the public water agencies participating in the Water Project, to address updates to the Water Project proposal, such as its water treatment program and pipeline route. The Addendum also assessed new studies published about natural springs in the Water Project watershed. The Addendum concluded that there are no significant adverse impacts associated with the minor changes to the Water Project and further summarized that the spring studies did not change the conclusions of the FEIR’s analysis. The Addendum was not challenged in court and is no longer subject to litigation.

Contracts with Water Agencies

The Water Project is a public-private partnership with California public water agencies that require supplemental water supply and storage to serve their communities

Since 2010 we have executed Letters of Intent (“LOIs”), option agreements, or contracts reserving water supply and storage for public water agencies and private water utilities (“Participating Agencies”) that serve more than one million customers in cities throughout California’s San Bernardino, Riverside, Los Angeles, Orange, Imperial and Ventura Counties. We have pledged that the benefits of the Water Project will be realized locally in San Bernardino County, where the Cadiz Property is located, and twenty percent of Water Project supplies have already been reserved for San Bernardino County-based agencies.

Generally, our existing contracts and option agreements reserve water supply from the Project at approximately $1,200 - 1,400/ acre-foot of delivered water, and reserve aquifer storage capacity at $1,500/ acre-foot of capacity.

Water supply and storage pricing in the agreements include adjustments in market pricing that have occurred since initial execution of option agreements. We also expect final pricing will include considerations for the service of state-designated disadvantaged communities (“DAC” or “DACs”) by a water provider. All current partners in the Water Project contain at least one community classified as a DAC. It is our objective for the cost of water supply and storage from the Water Project to be among the most affordable solutions in Southern California.

In addition to discussions with parties that presently hold options and contracts to water from the Project, we also are engaging in discussions with communities that have been particularly affected by the ongoing drought in California and that may benefit from the availability of supply and storage from the Water Project. Regulatory restrictions on California’s traditional supplies are accelerating these discussions as we aim to service those hardest hit by lack of safe, reliable water access.

Contracts are subject to the approval of the elected boards of the Participating Agencies, or regulatory authority of that agency, and subject to environmental review and compliance with CEQA. Participants may also complete additional study and investigation of the Water Project prior to consideration of a contract.

Conveyance Pipelines

As described above, we anticipate using two separate pipeline routes to convey water between the Cadiz Property and the service areas of Participating Agencies. The first route, or the Southern Pipeline, requires the construction of a 43-mile water conveyance pipeline within a portion of the ARZC right-of-way that crosses the Cadiz Property and intersects with the CRA in Rice, California. The CRA is owned by the Metropolitan Water District (“MWD”) and serves water providers in six southern California counties. The second route, or the Northern Pipeline, contemplates the use of an existing, idle 30” natural gas pipeline that we acquired from El Paso Natural Gas (“EPNG”) to convert for water conveyance. The Northern Pipeline extends 220-miles between Wheeler Ridge, California near Bakersfield and the Cadiz Property. Along its route it crosses main water delivery systems including the Mojave River Pipeline, the Los Angeles Aqueduct and facilities of the State Water Project.

The use of either route for conveyance of water to or from the Cadiz Property is subject to additional regulatory approval as outlined below.

1.	Southern Pipeline

The Southern Pipeline is designed to be a 55-85” steel pipeline that would be constructed within ARZC's 200 ft. wide right-of-way traveling from the Cadiz Property 43 miles south-east to the CRA near Rice, California. It would have the capacity to transport up to 150,000 acre-feet per year depending on the diameter of the pipe selected, however our current permits limit the conveyance amount to 75,000 acre-feet per year. In 2008, we entered into a 99-year lease agreement with the ARZC to utilize a portion of its existing right-of-way for a conveyance pipeline and related facilities. As part of the lease arrangement, we agreed to provide necessary railroad improvements in furtherance of railroad purposes. This includes providing water and power to the railroad for fire protection and improving access roads and transloading operations, among other things. By co-locating the conveyance pipeline within this existing railroad right-of-way, Water Project construction would avoid impacts to desert habitats. The route and construction within the route were evaluated and approved during the Water Project’s CEQA permitting process.

Our proposed co-location in the right-of-way was also separately assessed by the US Bureau of Land Management (“BLM”) to determine the need for any federal permitting related to the proposed use of the ARZC railroad right-of-way, which is a federal right-of-way originally granted to the railroad in accordance with the General Railroad Right-of-Way Act of 1875 ("1875 Act"). BLM’s evaluation, which was issued in February 2020, concluded that the proposed Southern Pipeline will further railroad purposes at least in part, is within the scope of the right-of-way, and requires no additional BLM approvals. In February 2022, the US Department of the Interior’s Solicitor Office issued a new legal opinion regarding third party use of 1875 Act rights-of-way that preserved the railroad purposes assessment for third party uses. The opinion was not specific to any railroad and did not alter our 2020 evaluation.

Construction of the Southern Pipeline and related facilities will not be initiated until we obtain both (i) an agreement with Metropolitan Water District of Southern California to move water supplies from the Water Project in the CRA; and (ii) a finding by the California State Lands Commission that conveying water from the Water Project in the CRA will not adversely affect the desert environment.

●	MWD Agreement

Water supplies conserved by the Water Project would enter the CRA, which is owned by MWD, at the termination of the Southern Pipeline. The CEQA process considered a variety of options for the interconnection to the CRA and conveyance of Water Project supplies in the CRA for the benefit of Participating Agencies. Final terms and conditions for entry and conveyance will be determined by MWD in consultation with the Participating Agencies.

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

Cadiz aquifer system storage also offers significant benefits to MWD members agencies managing Colorado River entitlements. Water stored at Cadiz would suffer no evaporative losses, while water stored in Colorado River surface reservoirs can experience up to 20% loss due to evaporation due to their Mojave Desert environment.

Once agreement regarding terms and conditions of the Water Project’s use of the CRA to transport water to its participating agencies is reached, then the agreement will be considered by the MWD Board. We expect a formal application to MWD for consideration of terms and conditions would be filed in coordination with the completion of our contractual arrangements.

●	State Lands Commission Review under Water Code Section 1815

Water Code Section 1815, which is a component of California’s “Wheeling Statutes” referenced above, requires desert groundwater projects to apply for a review by the California State Lands Commission (“SLC”) prior to moving water in facilities like the CRA. This review must determine whether such projects would have “unreasonable effects on the environment and water dependent ecosystems in the surrounding watersheds.” The review by SLC must be conducted within 15 months of any filed application, with an option to extend for an additional 9 months upon public notice and explanation. Any application to the SLC for review of the Water Project’s plans to convey water in the CRA from the Cadiz Property will be accompanied by evidence of the Water Project’s extensive record of environmental sustainability as well as data and reports that we expect will withstand critical scrutiny. We expect a formal application with the SLC would be filed in coordination with final contractual arrangements with Participating Agencies.

2.	Northern Pipeline

The Northern Pipeline is a 220-mile long, 30-inch-wide existing idle steel pipeline that extends northwest from our Cadiz Property and crosses agricultural, military, industrial and exurban communities across San Bernardino, Los Angeles, and Kern counties. The pipeline also crosses primary state water infrastructure including the Los Angeles Aqueduct and facilities of the State Water Project.

Technical engineering studies have indicated that the pipeline (a former petroleum products line that was retired in 2005) could transport approximately 25,000 acre-feet of water per year between points along the pipeline corridor. Professional water quality and structural testing of a five-mile segment conducted in 2020 determined that there were no residual gas or petroleum products in the tested segment and that the pipeline is structurally sound to transport water.

In December 2020, BLM granted to our subsidiary Cadiz Real Estate LLC two right-of-way permits that now enable us to transport water through the entire Northern Pipeline over BLM-managed lands. The first right-of-way was issued pursuant to an assignment in October 2020 of a portion of an existing right-of-way held by EPNG and renewed by BLM under the Mineral Leasing Act that enables the continued transportation of natural gas. The second right-of-way was issued under the Federal Land Policy and Management Act and authorizes the conveyance of water in the pipeline over BLM-managed lands. The two right-of-way grants are presently being challenged in federal court.  See Item 3. Legal Proceedings, below.

Following receipt of the BLM grants, the Company completed the acquisition of the Northern Pipeline with final payment to EPNG of $19 million, on June 30, 2021. We now own the entire 220-mile pipeline asset in fee.

The Northern Pipeline offers California water purveyors a unique asset and corresponding opportunity to connect available supplies with rural areas of the State that are underserved. When the Northern Pipeline becomes operational for water conveyance, and the Southern Pipeline is built, the Water Project would interconnect all of Southern California’s primary water delivery systems for the first time, enabling more flexible trading among participants on these systems.

We are presently engaged in discussions with parties interested in using the Northern Pipeline for conveyance, storage and supply. The Northern Pipeline crosses a critically dry, rural and underserved part of California and it could directly augment water supply access and storage for 23 state-designated disadvantaged communities along its route.

Prior to conveyance of water through the Northern Pipeline, we must secure permits required by any definitive agreement to use the facility. All conveyance of water via the Northern Pipeline would be conducted in accordance with applicable local, state and federal laws.

The cost to convert the entire Northern Pipeline for delivery of water is estimated at approximately $100 - $125 million, described in the discussion of Water Project facilities costs above in “Description of Business, the Cadiz Water Project .“ We anticipate that these costs will be financed via infrastructure debt available in the private markets financing or funding accessible by our public agency partners.

Facility Design & Construction

Prior to final construction of the Water Project facilities, we must finalize facility design and acquire relevant construction permits from local agencies.

Together with Participating Agencies we have engaged engineering and environmental consultants to complete design plans for remaining necessary facilities. This work is ongoing and expected to proceed in coordination with the negotiation of contracts and conveyance arrangements.

Social Impact

Upon implementation, an objective of the Water Project’s safe and sustainable operations is to benefit community stakeholders. The Water Project will have the following positive social impacts:

1.	Water for disadvantaged communities. All public agency participants with options to contract for water from the Water Project must serve at least one disadvantaged community within their service area.

2.

Improve local water quality.  The introduction of our low TDS groundwater in the CRA, which is known to be high in TDS, would provide a water softening benefit that would reduce treatment costs for the metropolitan southern California service area. Water Project partners have also established a $5 million fund for small water systems in disadvantaged communities to support local water quality improvements.

3.

Repurposing carbon contributing assets.  The use of the Northern Pipeline for water conveyance will convert a former oil and gas pipeline for the beneficial use of water conveyance. The recycling of an existing pipeline will reduce greenhouse gas emissions and reduce the load on the state’s current water transportation sources.

4.

Creation of new renewable energy.  The Cadiz Southern Pipeline and Northern Pipeline will feature in-line turbines that will generate renewable hydropower. The Water Project wells and pump stations will be powered at least in part by solar energy and natural gas.

5.	Protection of habitats. All Water Project facilities will be built on private lands, disturbed public lands or within existing transportation corridors to avoid any impacts on habitats.

6.

Support stable water rates.  The addition of new reliable supply, groundwater storage, improved water quality and system efficiency will allow water agency participants to keep rates low in their service area.

7.

Create and support good-paying jobs.  The Water Project is expected to create and support nearly 6,000 jobs across the local economy during two phases of construction; 10% of jobs are reserved for veterans.  We maintain a Project Labor Agreement with two building trades unions to employ their members during all construction of Project facilities.

8.

Improved tax base.  Improvements to the Cadiz Project resulting from the Water Project will contribute new tax revenue to local governments, including County budgets and local schools in disadvantaged communities.

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

The property features worker housing and commissary for 300 people, as well as office and equipment facilities. Irrigation is currently supported by 9 wells, with capacity to deliver up to 25,000 acre-feet of water per year. All agricultural wells are expected to be integrated into any Water Project wellfield. Water quality is excellent with very low TDS and meets all state and federal requirements without treatment.

Presently, 3,100 acres are developed for farming via a combination of lease arrangements and direct farming by Cadiz as follows:

●

2,100 acres have been leased for the farming of lemons and other crops by Fenner Valley Farms LLC. Of this total, 640 acres have been developed to lemon orchards. All farming expenses are borne by the lessee. Revenues from this lease total approximately $420,000 per year.

●

242 acres have been leased for the farming of industrial hemp by SoCal Hemp JV LLC, our 50/50 joint venture partnership with SoCal HempCo LLC, owned by Glass House Brands, Inc. All farming expenses are borne by the joint venture. Lease revenues received from the joint venture totaled approximately $120,000.  Regulatory uncertainty and access supply uncertainty in the CBD market has limited market opportunities for our hemp and the cannabinoids (CBD) derived from harvested hemp to date. Due to limited demand, in 2022 we expect to plant less than 20 acres of hemp focusing on continued hemp and hemp-derived CBD research.

●

760 acres have been developed by the Company for alfalfa.  600 of these acres were planted in fall 2021 and the remaining 160 acres have been planted in spring 2022.  Initial harvesting is expected to begin in the 2nd quarter of 2022.

To address climate change, maintain a natural environment and support habitat for local flora and fauna, we and our farming partners follow best practices that minimize water use, improve soil fertility, and reduce pesticides and other applications that could adversely impact soil, water or food quality.

All farming at the Cadiz Ranch is conducted in accordance with permits and a management plan overseen by San Bernardino County. We report our crop mix, groundwater use, water quality, well levels, and other trends annually to the County.

Efficient use of water by agriculture is critical to long-term sustainability and our agricultural operations. The Cadiz/Fenner groundwater basins, which underlie our farming operations, are classified as “low/very low” priority in accordance with the California Sustainable Groundwater Management Act (“SGMA”) demonstrating the sustainability of the groundwater basins that support our ongoing irrigation. By contrast, the Public Policy Institute of California has estimated that between 535,000 and 750,000 acres of farmland in the Central Valley will have to be permanently fallowed in order for these groundwater basins to satisfy SGMA. Given the enduring safety and sustainability of our agricultural operations, we anticipate offering a continuing option for agricultural operations in California.

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

In 2014, we permanently dedicated approximately 7,500 acres of our Piute Valley properties to conservation. These properties, which are not associated with the Cadiz Water Project or Cadiz  Ranch agricultural operations, are located within terrain designated by the federal government as Critical Desert Tortoise Habitat and/or Desert Wilderness Areas. In February 2015, the California Department of Fish and Wildlife approved our establishment of the Fenner Valley Desert Tortoise Conservation Bank (“Fenner Bank”), a land conservation bank that makes available these properties for mitigation of impacts to tortoise and other sensitive species that would be caused by any development across the Southern California desert. Under its enabling documents, the Fenner Bank offers credits that can be acquired by entities that must mitigate or offset impacts linked to planned development. For example, this bank can service the mitigation requirements of renewable energy, military, residential and commercial development projects being considered throughout the Mojave Desert. Credits sold by the Fenner Bank are dedicated to funding the permanent preservation of the land by the San Diego Habitat Conservancy and research by San Diego Zoo Global into desert tortoise health and species protection. Any future revenues received from credits sold are expected to be reinvested into the land conservation operation.

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

Human Capital Resources

As of December 31, 2021, we employed 10 full-time employees (i.e. those individuals working more than 1,000 hours per year). Our business operations also rely on third party contracted seasonal and temporary workers, as well as consultants and vendors to help augment specialized human capital and talent needs. Our full-time and third party contracted workers, as well as consultants and vendors, must follow our code of conduct and ethics policy, as well as our whistleblower and information security policies.

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

COVID-19

We remained open throughout the COVID-19 pandemic as a member of the agricultural products industry. Our employees were provided opportunities to telework and flexibility to manage the unique demands of the situation. We expect to continue to support work-from-home arrangements for our employees even as the pandemic eases, as it has created new flexibility that is favored by our workforce.

Our employees are provided socially-distanced working spaces and Personal Protective Equipment (PPE). Our operations are also in compliance with all local, state and federal pandemic regulations.

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

The Development of Our Properties Is Heavily Regulated, Requires Governmental Approvals and Permits That Could Be Denied, and May Have Competing Governmental Interests and Objectives

In developing our land assets and related water resources, we are subject to local, state, and federal statutes, ordinances, rules and regulations concerning zoning, resource protection, environmental impacts, infrastructure design, subdivision of land, construction and similar matters.  Our development activities are subject to the risk of adverse interpretations of such U.S. federal, state and local laws, regulations and policies and/or the adoption of new and amended laws, regulations and policies that prohibits, restrict, modify or delay our development activities.

Further, our development activities require governmental approvals and permits.  If such permits were to be denied or granted subject to unfavorable conditions or restrictions, our ability to successfully implement our development programs as planned would be adversely impacted and could delay returns on our investments in the development of our assets.

Current regulation that could impact our water resources development activities are generally related to water conveyance functions, particularly the conversion of existing pipelines and construction of new pipelines and related facilities necessary to move water to and from Cadiz, or between points along these pipelines for the benefit of California water users. In this regard, we will need to obtain certain permits and approvals from public water agencies in California, the California State Lands Commission, and agencies of the federal government, such as the US Department of the Interior. Such regulatory requirements will be determined by any contractual obligation to transport water between parties via Cadiz pipeline infrastructure.

Generally, opposition from third parties expressed at any regulatory venue can cause delays and increase the costs of our development efforts or preclude such development entirely. While we have worked with representatives of various environmental and third-party stakeholders to address any concerns about our projects, certain groups may remain opposed to our development plans regardless of our engagement and pursue legal and other actions.

Governmental approvals and permits granted authorizing our development activities may be challenged in court and such litigation could adversely impact our timelines, development plans, and ultimately the return on our investments. Currently, our permits granted by the US Bureau of Land Management (“BLM”) in December 2020 that assigned an existing right-of-way and granted a new right-of-way to us to enable the conveyance of water in our Northern Pipeline are being challenged in federal court in two lawsuits. See Item 3. Legal Proceedings, below.

Our Failure to Make Timely Payments of Principal and Interest on Our Indebtedness or To Obtain Additional Financing Will Impact our Ability to Implement Our Asset Development Programs

As of December 31, 2021, we had total indebtedness outstanding to our lenders of approximately $50.2 million which is secured by our assets. $50.0 million of our indebtedness matures in July 2024 with interest payable quarterly in cash at a 7% annual rate. To the extent that we do not make principal and interest payments on the indebtedness when due, or if we otherwise fail to comply with the terms of agreements governing our indebtedness, we may default on our obligations.

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

The Issuance of Equity Securities and Management Equity Incentive Plans Will Cause Dilution

We have and may continue to issue equity securities pursuant to at the market issuance sales agreements or direct placements. Further, our compensation programs for management emphasize long-term incentives, primarily through the issuance of equity securities and options to purchase equity securities.  It is expected that plans involving the issuance of shares, options, or both will be submitted from time to time to our stockholders for approval.  In the event that any such plans are approved and implemented, the issuance of shares and options under such plans may result in the dilution of the ownership interest of other stockholders and will, under currently applicable accounting rules, result in a charge to earnings based on the value of our common stock at the time of issue and the fair value of options at the time of their award.  The expense would be recorded over the vesting period of each stock and option grant.

The Volatility of the Stock Price of our Equity Securities Could Adversely Affect Current and Future Stockholders

The market price of our common stock and depositary shares is volatile and fluctuates in response to various factors which are beyond our control.  Such fluctuations are particularly common in companies such as ours, which have not generated significant revenues.  The following factors, in addition to other risk factors described in this section, could cause the market price of our common stock to fluctuate substantially:

●	developments involving the execution of our business plan;
●	disclosure of any adverse results in litigation;
●	regulatory developments affecting our ability to develop our properties;
●	disruptions to the market and industry as a result of the global COVID-19 pandemic and related events;
●	the dilutive effect or perceived dilutive effect of additional debt or equity financings;
●	perceptions in the marketplace of our company and the industry in which we operate; and
●	general economic, political and market conditions.

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

Independent geotechnical and engineering studies conducted since initial acquisition have confirmed that the Cadiz Property overlies a significant aquifer system that can support agricultural development and is ideally suited for the conservation of groundwater for water supply projects, as well as the storage of imported water, as contemplated by the Water Project. See Item 1, “Description of Business – The Cadiz Water Project”.

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

Executive Offices

We lease approximately 3,800 square feet of office space in Los Angeles, California for our executive offices. This lease is month-to month. Current base rent under the lease is approximately $8,500 per month.

Cadiz Real Estate

The title to all of our real estate assets is held by Cadiz Real Estate LLC (“Cadiz Real Estate”), a wholly owned subsidiary of Cadiz Inc. The Board of Managers of Cadiz Real Estate currently consists of two managers appointed by us. As the ownership of the real estate held by Cadiz Real Estate has no effect on our ultimate beneficial ownership of these assets, we refer throughout this Report to assets owned of record either by Cadiz Real Estate or by us as “our” properties.

Cadiz Real Estate is a co-obligor under our senior secured term loan, for which assets of Cadiz Real Estate have been pledged as security.

Debt Secured by Properties

Our assets have been pledged as collateral for $50.0 million of senior secured debt outstanding as of December 31, 2021. Information regarding interest rates and principal maturities is provided in Note 6 to the Consolidated Financial Statements, “Long-Term Debt”.

ITEM 3. Legal Proceedings

As noted under Item 1A, Risk Factors, third parties have the ability to file litigation challenging government approvals related to our property.  On March 23, 2021, two lawsuits were filed by The Native American Land Conservancy/National Park Conservation Association and Center for Biological Diversity/Defenders of Wildlife/Sierra Club against the United States Department of the Interior, Bureau of Land Management (“BLM”) and agency decision makers in United States District Court for the Central District of California (the “Court”).  The lawsuits allege violations by BLM of various regulations in its issuance to our subsidiary, Cadiz Real Estate LLC, of two right-of-way permits that now enable us to transport water through the Northern Pipeline over BLM-managed lands and seek to vacate the permits and require additional federal review.  We were not a named party to these lawsuits, but in June 2021 we filed motions to intervene in each lawsuit to join the defense of these right-of-way permits. In August 2021, our motions were granted, and we were recognized by the Court as an Intervening Defendant.

In December 2021, counsel for BLM filed a Motion for Voluntary Remand seeking to vacate the permits and require additional environmental review. We believe the record reflects that the permits were lawfully issued to us and that our conversion of this pipeline to water conveyance will not cause any disturbance to the public lands or harm to the environment.

In March 2022, we filed our opposition to the motion for voluntary remand with the Court. The Court will hold a hearing on the motion in early May 2022.

While we continue to believe the lawsuits are without merit, we cannot reasonably predict the outcome of the motion or the cases at this time.

Additionally, from time to time we are involved in various lawsuits and legal proceedings that arise in the ordinary course of business. At this time, the Company is not aware of any other pending or threatened litigation that it expects will have a material adverse effect on its business, financial condition, liquidity, or operating results. Legal claims are inherently uncertain, however, and it is possible that the Company’s business, financial condition, liquidity and/or operating results could be adversely affected in the future by legal proceedings.

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

Quarter Ended	High Sales Price	Low Sales Price

2020:
March 31	$11.78	$11.38
June 30	$10.19	$9.92
September 30	$10.03	$9.87
December 31	$10.75	$10.57

2021:
March 31	$9.67	$9.35
June 30	$13.82	$13.50
September 30	$7.18	$6.63
December 31	$3.99	$3.59

On March 24, 2022, the high, low and last sales prices for the shares were $2.30, $2.13, and $2.15, respectively.

As of March 24, 2022, the number of stockholders of record of our common stock was 61.

To date, we have not paid a cash dividend on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.  Our senior secured term loan has covenants that prohibit the payment of dividends on our common stock.

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

All securities sold by us during the three years ended December 31, 2021, which were not registered under the Securities Act of 1933, as amended, have been previously reported in accordance with the requirements of Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

ITEM 6.  [Reserved]

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

We are a water resources development company and agribusiness committed to sustainable water and farming projects in California.  We are one of the largest private landowners in the state and control significant water supply, storage and conveyance assets capable of being part of the solution to California’s systemic water challenges.

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

California and the Western U.S. face a persistent challenge in meeting the water needs of all of its residents. While the State of California has recognized a Human Right to Water, competing municipal, agricultural and environmental demands outpace the State’s available supply limiting the ability to deliver on that promise.  Recent analysis from the California State Water Resources Control Board estimates that more than 1 million Californians lack reliable access to water and several communities are short of long-term reliable and affordable safe-drinking supply.

We are principally focused on developing the Cadiz Valley Water Conservation, Recovery and Storage Project (“Water Project”) at our Cadiz Valley property that can help address California’s persistent systemic water challenges and deliver new water access to California communities that presently lack reliable water supplies and infrastructure.  Through management of groundwater at the Cadiz Property, the Water Project would conserve groundwater otherwise used for agriculture to augment supply in California communities in need and utilize capacity available in the managed groundwater aquifer system at Cadiz to bank and store imported water for use in future dry years.

The Water Project has completed extensive environmental review in accordance with local, state and federal law and has secured permits to manage the groundwater aquifer in Cadiz to make available an average of 50,000 acre-feet of water per year for 50 years to communities off of the Cadiz Property. Permitting has also authorized the storage of imported water in the aquifer system to return in future dry years.  The Cadiz aquifer system has the capacity to store one million acre-feet of imported water.

To deliver conserved water to communities in need or to offer storage, the Water Project must provide conveyance facilities capable of delivering water to and from the Cadiz area for participating water providers.  We own a retired, 30” steel natural gas pipeline (“Northern Pipeline”) that extends 220-miles from California’s Central Valley near the California Aqueduct southeast across Kern and San Bernardino Counties terminating in Cadiz.  Engineering and technical assessments indicate that the Northern Pipeline can safely convey 25,000 acre-feet of water in either direction. We also maintain a 99-year lease with the Arizona & California Railroad Company (“ARZC”) to co-locate and construct a 43-mile approximately 55-85” steel water conveyance pipeline (“Southern Pipeline”) within the existing, active railroad right-of-way that intersects the Colorado River Aqueduct (“CRA”), one of Southern California’s primary sources of drinking water in Southern California.  The Southern Pipeline is designed to convey up to 75,000 acre-feet per year in either direction.

To utilize the Northern Pipeline for water conveyance related to the Water Project or to construct and operate the Southern Pipeline in coordination with existing water conveyance facilities, we must complete additional permitting and regulatory processes.

We expect to complete any necessary permitting in coordination with any contract to use the facility.

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

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

We have not received significant revenues from our water resource and real estate development activities to date. Our revenues have been limited to rental income from our agricultural leases (see “Sustainable Agricultural Development”, above). As a result, we have historically incurred a net loss from operations. The net loss totaled $31.2 million for the year ended December 31, 2021, compared with a net loss of $37.8 million for the year ended December 31, 2020. The higher loss in 2020 was primarily due to a loss on early extinguishment of debt in the amount of $12.4 million, which was a non-cash charge, reflecting the excess of the fair value of the new preferred stock issued over the historical book value of the related convertible debt retire pursuant to certain conversion and exchange Agreements entered into in March 2020, offset by higher compensation costs in 2021 related to stock-based non-cash bonus awards to employees.

Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e., general and administrative expense) and our interest expense. We will continue to incur non-cash expense in connection with our management and director equity incentive compensation plans.

Revenues. Revenue totaled $564 thousand during the year ended December 31, 2021, compared to $541 thousand during the year ended December 31, 2020. The revenue is primarily related to rental income from our agricultural leases (see “Sustainable Agricultural Development”, above).

General and Administrative Expenses. General and administrative expenses during the year ended December 31, 2021, exclusive of stock-based compensation costs, totaled $12.9 million compared with $9.8 million for the year ended December 31, 2020. The higher general and administrative expenses in 2021 primarily related to legal fees and technical studies related to putting the Northern Pipeline into use.

Compensation costs from stock and option awards for the year ended December 31, 2021, totaled $4.7 million compared with $2.1 million for the year ended December 31, 2020. The higher 2021 expense was primarily due to stock-based non-cash bonus awards to employees.

Depreciation. Depreciation expense totaled $423 thousand for the year ended December 31, 2021, and $381 thousand for the year ended December 31, 2020.

Interest Expense. Interest expense totaled $11.4 million during the year ended December 31, 2021, compared to $11.5 million during the year ended December 31, 2020. The following table summarizes the components of net interest expense for the two periods (in thousands):

	Year Ended December 31,
	2021	2020

Interest on outstanding debt	$8,485	$10,604
Unrealized gains on warrants	(573)	(139)
Amortization of debt discount	1,110	295
Amortization of deferred loan costs	2,364	766

	$11,386	$11,526

Other Income. Other income totaled $0 during the year ended December 31, 2021, and $33 thousand for the year ended December 31, 2020.

Loss from Equity-Method Investments. Loss from equity-method investments related to our 50% ownership in the SoCal Hemp JV LLC totaled $942 thousand during the year ended December 31, 2021, compared to $2.2 million during the year ended December 31, 2020 resulting from a reduction in acres planted in 2021 to 50 acres from 242 acres in 2020 and continued market price pressures on hemp biomass in 2021.

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

In July 2020, we entered into an At Market Issuance Sales Agreement under which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $30 million from time to time in an “at-the-market” offering (the “July 2020 ATM Offering”) for further development of our land and agricultural assets, and for working capital purposes.  The Company completed the offering in July 2021, having issued a total of 2,748,339 shares of common stock in the July 2020 ATM Offering for gross proceeds of $30 million and aggregate net proceeds of approximately 29.2 million.

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

On July 2, 2021, we entered into a $50 million new credit agreement (“Credit Agreement”) (see Note 6 to the Condensed Consolidated Financial Statements – “Long-Term Debt”). The proceeds of the Credit Agreement, together with the proceeds from the Depositary Share Offering, were used to (a) to repay all our outstanding obligations under the Prior Senior Secured Debt in the amount of approximately $77.5 million (b) to deposit approximately $10.2 million into a segregated account, representing an amount sufficient to pre-fund eight quarterly dividend payments on the Series A Preferred Stock underlying the Depositary Shares issued in the Depositary Share Offering, and (c) to pay transaction related expenses. The remaining proceeds will be used for working capital needs and for general corporate purposes.

On March 23, 2022, the Company completed the sale and issuance of 6,857,140 shares of the Company’s common stock to certain institutional and individual investors in a registered direct offering. The shares of common stock were sold at a purchase price of $1.75 per share, for aggregate gross proceeds of $12 million and aggregate net proceeds of approximately $11.8 million. The proceeds will be used for working capital needs and for general corporate purposes.  See Note 14 to the Consolidated Financial Statements – “Subsequent Events”.

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

Cash Used for Operating Activities. Cash used for operating activities totaled $15.3 million for the year ended December 31, 2021, and $13.4 million for the year ended December 31, 2020. The cash was primarily used to fund general and administrative expenses related to our water development efforts and agricultural development efforts.

Cash Used for Investing Activities. Cash used for investing activities in the year ended December 31, 2021, was $23.5 million, compared with $9.8 million for the year ended December 31, 2020. The cash used in the 2021 period primarily related to the Northern Pipeline acquisition totaling $19 million and development costs for the initial planting of 760 acres of alfalfa. The 2020 period included additions to our interests in SoCal Hemp JV LLC, well development costs for three new wells and professional water quality and structural testing of a five-mile segment of pipeline.

Cash Provided by Financing Activities. Cash provided by financing activities totaled $51.2 million for the year ended December 31, 2021, compared with cash provided by financing activities of $14.9 million for the year ended December 31, 2020. Proceeds from financing activities for the 2021 period are related to the completion of the Depositary Share Offering, issuance of shares under at-the market and direct offerings and refinancing of the Company’s Prior Senior Secured Debt. Proceeds from financing activities for the 2020 period are related to the issuance of shares under at-the-market offerings.

(b)          Outlook

Short-Term Outlook. The completion of both the Depositary Share Offering and the Credit Agreement (see Note 6 and Note 8 to the Consolidated Financial Statement – “Long-Term Debt” and “Common and Preferred Stock”) in July 2021, provided the Company with net cash proceeds of approximately $21 million. In March 2022, the registered direct offering of common stock (see Note 14 to the Consolidated Financial Statements – “Subsequent Events”) provided additional net cash proceeds of approximately $11.8 million. These net cash proceeds, together with cash on hand, provide us with sufficient funds to meet our short-term working capital needs.

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

The Company performs an annual impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any).  In performing the impairment test, we have the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative assessment for goodwill impairment.  If the qualitative assessment indicates that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying value, we perform a quantitative assessment.

This impairment assessment is performed at least annually in the fourth quarter.  An impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.  In our annual impairment analysis for the fourth quarter 2021, the goodwill was evaluated utilizing a qualitative assessment.  Based on this assessment, we determined that the fair value of the reporting unit was more-likely-than-not greater than its respective carrying value; therefore, no impairment charge was recorded during the current fiscal year.

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

On July 2 2021 (the “Original Issue Date”), the Company entered into a new $50 million senior secured credit agreement with lenders party thereto from time to time (“Lenders”) and BRS, as administrative agent for the Lenders (“Current Senior Secured Debt”) (see Note 2 to the Consolidated Financial Statements – “Long-Term Debt”).  In connection with the issuance of the Current Senior Secured Debt, on the Original Issue Date the Company issued to the Lenders two warrants (“A Warrants” and “B Warrants”), each granting an option to purchase 500,000 shares of our common stock (collectively, the “Warrants”). As a result of the issuance of the Warrants, the Company recorded additional paid-in capital in the amount of $1.9 million which was the fair value of the Warrants on the issuance date.  In addition, the fair value of the Warrants was recorded as debt discount and is being amortized over the term of the Current Senior Secured Debt.

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

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to our Board of Directors. Based on their evaluation as of December 31, 2021, our Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the criteria in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in the Company's internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. Other Information

Not applicable.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors currently consists of eight directors. Set forth below is certain biographical information, the present occupation and the business experience for the past five years or more of each director.

Name	Age	Position with Cadiz

Susan P. Kennedy	61	Chair of the Board (1)

Keith Brackpool	64	Director (1)

Stephen E. Courter	67	Director

Maria Echaveste	67	Director

Geoffrey Grant	61	Director

Winston H. Hickox	79	Director

Scott S. Slater	64	Director, President and Chief Executive Officer

Carolyn Webb de Macías	74	Director

(1)

 Ms. Kennedy was appointed to serve as Chair of the Board, an executive officer role, effective February 4, 2022, replacing Mr. Brackpool in that position. Mr. Brackpool continues to serve on the Board in a non-executive role.

Executive Officers not also on the Board of Directors:

Name	Age	Position with Cadiz

Stanley Speer	61	Chief Financial Officer and Secretary

Director Biographical Information and Highlights

Susan P. Kennedy Chair of the Board of Directors	Director Since: 2021	Age: 61

Biography

Susan P. Kennedy was appointed a director of the Company on March 24, 2021. Ms. Kennedy is an accomplished policymaker and strategist with a distinguished career as founder and chief executive of a renewable energy company, top advisor to two California Governors, former Commissioner of the California Public Utilities Commission, and advisor to high-profile governing boards in the corporate, regulatory, government, and non-profit sectors. She currently serves as a Senior Executive at Lyft, Inc. Previously, Ms. Kennedy founded California renewable energy start-up Advanced Microgrid Solutions, serving as chief executive officer and board chair from 2013-2020 until it was acquired by Siemens/AES in 2020. Prior to entering the private sector, Ms. Kennedy served for two decades at the highest levels of government, including chief of staff to Governor Arnold Schwarzenegger (2006-2011) and cabinet secretary and deputy chief of staff to Governor Gray Davis (1999-2003). From 2003 to 2006, Ms. Kennedy served as Commissioner of the California Public Utilities Commission (CPUC), which regulates the state's investor-owned electricity, gas, telecommunications, and water utilities. In this role, she oversaw the CPUC’s efforts to ensure water utilities deliver clean, safe, and reliable water to their customers at reasonable rates. In addition to her service on the CPUC, Ms. Kennedy was confirmed by the California Senate to serve on the California Bay-Delta Authority, the statewide body responsible for overseeing one of the largest water projects in the world — the $8 billion,10-year restoration of the San Francisco Bay Delta ecosystem. In this role, Ms. Kennedy was responsible for agreements among environmentalists, agricultural interests, and urban water users for multi-billion-dollar co-investments in water storage facilities, water use efficiency, and restoration of impaired waterways and fisheries. Ms. Kennedy holds a B.A. in Management from Saint Mary’s College of California.

Skills & Qualifications

Ms. Kennedy’s vast public service experience, including as the Commissioner of the California Public Utilities Commission, and experience founding and leading her own renewable energy company enable her to provide key leadership, public policy, strategy, and industry expertise to the Board.

Cadiz Board Committees N/A

Keith Brackpool Director, Former Chair of the Board of Directors	Director Since: 1986	Age: 64

Biography

Keith Brackpool is a co-founder of the Company. Mr. Brackpool served as Chair of the Board from 2001 to 2022. Mr. Brackpool was first appointed to the Board of Directors in 1986 and previously served as CEO from 1991 – 2013. In addition to his role with Cadiz, Mr. Brackpool is currently a principal of 1334 Partners L.P., a partnership that owns and develops a portfolio of destination hospitality properties in California.  Mr. Brackpool has extensive public policy experience, particularly in California, and served as Co-Chair of the California Commission on Building for the 21st Century, a diverse panel that developed long-term policy proposals to meet the state’s future water, housing, technology and transportation needs from 2001 – 2002.   Mr. Brackpool also served as Chair of the California Horse Racing Board from 2010 – 2013, after which he went on to serve as the Chair of west coast operations for The Stronach Group, an entertainment and real estate company in North America focused on Thoroughbred horse racing and pari-mutual wagering from 2013 – 2018. Earlier in his career, Mr. Brackpool served as director and chief executive officer of North American Operations for Albert Fisher Group, a multi-billion dollar food company.

Skills & Qualifications

Mr. Brackpool’s experience as a co-founder and former CEO of the Company, in addition to his extensive public and water policy experience, enables him to provide key leadership, industry, and policy perspectives to the Board.

Cadiz Board Committees N/A

Steven E. Courter	Director Since: 2008	Age: 67

Biography

Stephen E. Courter was appointed a director of the Company effective October 9, 2008.  Mr. Courter was originally appointed to the Board as a designee of LC Capital Master Fund for a term expiring at the 2009 annual meeting of stockholders.  Mr. Courter is currently on the faculty of the McCombs School of Business, University of Texas at Austin where he teaches MBA courses in strategy and new venture creation.   He also serves as a director of Upland Software, a business process software company.  Mr. Courter has over 30 years of experience in management positions in the technology/telecommunications industry, serving most recently as CEO of Broadwing Communications from 2006 to 2007 and CEO of NEON Communications from 2000 to 2006. Mr. Courter has also previously served as a director on several corporate boards, including NEON Communications from 2001-2006, Broadwing Communications from 2006-2007, and GLOBIX from 2006-2007.  Mr. Courter began his career as an officer in the U.S. Army and has also held various executive positions, both in the U.S. and Europe, at several major corporations including KPMG, IBM and Sprint.

Skills & Qualifications

Mr. Courter’s experience in the technology industry and his extensive executive and leadership experience enable him to provide valuable leadership, strategy, finance, and risk management insights to the Board.

Cadiz Board Committees ● Audit & Risk (Chair) ● Corporate Governance & Nominating

Maria Echaveste	Director Since: 2019	Age: 67

Biography

Maria Echaveste was elected as a director at the Company’s 2019 Annual Meeting. Ms. Echaveste is a scholar with a distinguished career working as a community leader, public policy advisor, lecturer, senior White House official, and attorney.  She is presently President and CEO of the Opportunity Institute, a non-profit working to increase economic and social mobility focused on equity for the most vulnerable communities.  Ms. Echaveste has been affiliated with UC Berkeley in various capacities since 2004 including: lecturing at the School of Law and in the undergraduate division on immigration and education; serving as program and policy director of the Law School’s Chief Justice Earl Warren Institute on Law and Social Policy from 2006 -2012; serving as a Senior Fellow at UC Berkeley’s Center for Latin American Studies since 2008; and as a Visiting Scholar with the Berkeley Food Institute from 2015-2016.  Previously, from 1998 to 2001 Ms. Echaveste served as Assistant to the President and Deputy Chief of Staff for President Bill Clinton focused on issues relating to immigration, civil rights, education, finance, Mexico and Latin America.  From 1993 to 1997 she served as Administrator of the Wage and Hour Division at the US Department of Labor. In 2009, then-Secretary of State Hillary Clinton appointed Ms. Echaveste as a special representative to Bolivia.  From 2015-2017, Ms. Echaveste served as vice-chair of the California International Trade and Investment Advisory Committee, an appointment by Governor Brown. Ms. Echaveste presently serves on the board of directors of the Level Playing Field Institute, Mi Familia Vota and UCSF Benioff Children’s Hospitals.

Skills & Qualifications Ms. Echaveste’s accomplished career in public service and extensive community leadership enables her to provide valuable public policy and stakeholder insights to the Board.		Cadiz Board Committees ● Corporate Governance & Nominating (Chair) ● Equity, Sustainability & Environmental Justice

Geoffrey Grant	Director Since: 2007	Age: 61

Biography

Geoffrey Grant was appointed a director of the Company effective January 22, 2007. Mr. Grant is presently a private investor. In 2012, Mr. Grant retired from Grant Capital Partners, an asset management firm founded by Mr. Grant in 2008, where he was the Managing Partner and the Chief Investment Officer.  Prior to founding Grant Capital Partners, Mr. Grant was a Managing Partner and the Chief Investment Officer of Peloton Partners LLP, a global asset management firm.  Mr. Grant co-founded Peloton Partners LLP in 2005.  Mr. Grant’s career in financial markets spans 35 years beginning at Morgan Stanley in 1982 in foreign exchange options and currency derivatives, then with Goldman Sachs from 1989 to 2004 where he ultimately served as Head of Global Foreign Exchange and Co-head of the Proprietary Trading Group in London.

Skills & Qualifications Mr. Grant’s experience leading several asset management firms enables him to provide valuable leadership, finance, and investment perspectives to the Board.		Cadiz Board Committees ● Compensation ● Audit & Risk

Winston Hickox Lead Independent Director	Director Since: 2006	Age: 79

Biography

Winston Hickox was appointed a director of the Company in October 2006.  Mr. Hickox is currently a partner at the public policy consulting firm California Strategies, a position he has held since 2006, Mr. Hickox also currently serves as a Member of the Strategic Advisory Group of Paladin Capital Group.  Previously, from 2007 until 2012, Mr. Hickox chaired the FTSE Environmental Markets Committee responsible for bi-annual reset of the FTSE Environmental Markets Index Series.  From 2004 – 2006, Mr. Hickox served as Senior Portfolio Manager with the California Public Employees’ Retirement System (CalPERS), designing its environmentally-oriented impact investment initiatives for the fund’s now $477.3 billion investment portfolio.  Prior to CalPers, from 1999 – 2003, Mr. Hickox served as Secretary of the California Environmental Protection Agency (CalEPA) and a member of the Governor’s cabinet.   Earlier in his career, Mr. Hickox’s additional private sector experience includes head of Portfolio Management, Managing Director and Partner at Lasalle Investment Management from 1987 to 1998, where he managed a $2B real estate portfolio, and President of his own securities brokerage firm, the Hickox Financial Corporation.   Mr. Hickox has also served on numerous corporate boards, including Thomas Properties Group, a publicly traded full service real estate investment firm, and GRIDiant Corporation, a privately held corporation in the energy technology sector.  Mr. Hickox’s prior government service includes the Board of the $12.6 billion Sacramento County Employees’ Retirement System (SCERS) from 1998 – 2012, Chair of the Market Advisory Committee, which helped prepare for the implementation of AB 32 California’s sweeping effort to address climate change, and seven years as a Special Assistant to the Governor for Environmental Affairs as well as a Deputy Secretary for Environmental Affairs.  From April 1997 to January 1999, Hickox also served as one of the California Assembly Speaker’s appointees to the California Coastal Commission.  Mr. Hickox holds an MBA from Golden Gate University and a BS from California State University.

Skills & Qualifications

Mr. Hickox’s vast investment experience and roles with the State of California and other industry groups enable him to provide valuable leadership, public policy, investment, finance, and industry expertise to the Board.

Cadiz Board Committees ● Compensation (Chair) ● Audit & Risk ● Equity, Sustainability & Environmental Justice

Scott Slater Chief Executive Officer (CEO)	Director Since: 2012	Age: 64

Biography

Scott S. Slater is the Company’s President and Chief Executive Officer, appointed to the role of President in April 2011 and Chief Executive Officer effective February 1, 2013.  In addition, Mr. Slater has been a member of the Company’s Board of Directors since February 2012.  Mr. Slater is an accomplished water rights transactional attorney and litigator and, in addition to his role at the Company, is a shareholder in Brownstein Hyatt Farber Schreck LLP, the nation’s leading water law firm.  For nearly 40 years, Mr. Slater has focused on negotiation of agreements and enacting policy related to the acquisition, distribution, and treatment of water. He has served as lead negotiator on a number of important water transactions, including the negotiation of the largest conservation-based water transfer in U.S. history on behalf of the San Diego County Water Authority.  Mr. Slater serves on the Limoneira Company Board of Directors (NASDAQ: LMNR) and sits on its Executive and Risk Committees. Mr. Slater also has an extensive background in state, federal and international water policy and is the author of California Water Law and Policy, the state’s leading treatise on the subject.  He has taught water law and policy courses at University of California, Santa Barbara, Pepperdine University, and the University of Western Australia, (China) among others. He is presently advising the nation of Tunisia on water policy.

Skills & Qualifications

Mr. Slater’s experience as the Company’s CEO and as an accomplished water rights lawyer enable him to provide the Board with valuable leadership, strategy, legal, and industry perspectives.

Cadiz Board Committees N/A

Carolyn Webb de Macías	Director Since: 2019	Age: 74

Biography

Carolyn Webb de Macías was elected as a director at the Company’s 2019 Annual Meeting. Carolyn Webb de Macías is a community leader with an extensive career in public policy and higher education. Ms. Webb de Macías currently serves as Board Chair for the Partnership for Los Angeles Schools, a non-profit organization that manages 19 schools through a Memorandum Of Understanding with the Los Angeles Unified School District, and as Member of the Board of the Community Coalition of South Los Angeles, a community education and advocacy organization. Previously Ms. Webb de Macías served in the office of Elementary and Secondary Education in the US Department of Education as an appointee of President Barack Obama from 2010-2012. From 1997 – 2008, Ms. Webb de Macías served in various roles at the University of Southern California including adjunct faculty member in the USC Rossier School of Education, associate provost from 1997 – 2002 and vice president for external relations from 2002 – 2008. Upon retirement from USC in 2008, Ms. Webb de Macías was granted the title of Vice President Emeritus. From 1991 – 1997 Ms. Webb de Macías served as chief of staff for Los Angeles City Councilman Mark Ridley-Thomas. Ms. Webb de Macías’ strong record of community service includes roles as founding member of the Board for the Alliance for Regional Collaboration to Heighten Educational Success (ARCHES), member of the Boards of the Los Angeles African American Women’s Public Policy Institute and the International Black Women’s Public Policy Institute, member of the Central City Association Executive Committee, and founding president of the Education Consortium of Central Los Angeles. Ms. Webb de Macías has been honored for her work as a founding member of Young Black Scholars of Los Angeles and named a Black Woman of Achievement by the NAACP Legal Defense and Education Fund.

Skills & Qualifications

Ms. Webb de Macías’ long history of public service and role as a community leader in Southern California enables her to provide valuable public policy expertise and California community insights to the Board.

Cadiz Board Committees ● Compensation ● Corporate Governance & Nominating ● Equity, Sustainability & Environmental Justice (Chair)

Executive Officer Biographical Information and Highlights

Stanley Speer Chief Financial Officer (CFO)	Appointed: 2020	Age: 61

Biography

Stanley Speer was appointed Chief Financial Officer (CFO) on May 5, 2020.  In addition to his role at the Company, Mr. Speer is the principal of Speer and Associates, LLC, a consulting firm he founded in 2012 to provide practical operational, financial and strategic financial solutions to public and private businesses.  Mr. Speer is also a member of the Board of Directors of Sunworks (NASDAQ: SUNW) and the Chair of its Audit Committee.  Previously, Mr. Speer was a Managing Director with Alvarez & Marsal (“A&M”), a global professional services firm specializing in advising and assisting boards of directors, investment groups, management groups and lenders in a wide range of turnaround, restructuring and reorganization situations.  Prior to joining A&M, Mr. Speer served as Chief Financial Officer for Cadiz from 1997 to 2003 and its subsidiary Sun World International, a fully-integrated agriculture company. Earlier, Mr. Speer was a partner with Coopers & Lybrand (now PricewaterhouseCoopers), where he spent 14 years in the Los Angeles office specializing in business reorganizations.  Mr. Speer earned his bachelor’s degree in business administration from the University of Southern California.

Our Directors have extensive and diverse experience in a variety of fields relevant to the Company’s natural resources development and environmental sustainability focused goals and initiatives, including:

	Kennedy	Brackpool	Courter	Echaveste	Grant	Hickox	Slater	Webb de Macías
Executive Experience	X	X	X	X	X	X	X	X
Water Policy	X	X					X
Agricultural Development		X			X		X
Real Estate Development		X				X
Environmental Stewardship	X					X	X
Finance and Capital Markets	X	X	X		X	X
Risk Management			X	X	X	X
Accounting			X
Public Policy	X	X		X		X	X	X
Community Engagement	X			X				X
Corporate Governance & Sustainability			X	X		X		X
Academia			X	X			X	X
Legal & Regulatory	X					X	X

The Directors also have demonstrated significant leadership experience in the following roles at Cadiz or other companies or organizations:

●	Chief executive officer: (Mr. Brackpool, Mr. Courter, Ms. Echaveste, Mr. Grant, Mr. Hickox, , Ms. Kennedy, and Mr. Slater,),

●	Government Leaders, including high-ranking appointments in state and federal government administrations: (Mr. Brackpool, Ms. Echaveste, Mr. Hickox, Ms. Kennedy, and Ms. Webb de Macías, ),
●	Chairs of community and academic foundation boards: (Ms. Echaveste and Ms. Webb de Macías).

The Board believes that these combined skills and experiences are important for the success of the current Board of Directors.

The diversity of our Board members, including gender, ethnic, cultural and racial diversity as well as diversity of thought and perspectives, is also an implortant factor in determining board composition to ensure that our Board can offer management the benefit of difference experiences and viewpoints to best inform Company practices and strategic goals, and to ensure Board members reflect the diversity of the areas in which we operate.

Board Diversity Matrix (as of March 24, 2022)
Board Size:
Total number of Directors	8
	Female	Male	Non-Binary	Did not Disclose Gender
Gender:
Directors	3	5	-	-
Number of Directors who identify in Any of the Categories Below:
African American or Black	1	-	-	-
Alaskan Native or Native American	-	-	-	-
Asian (other than South Asian)	-	-	-	-
South Asian	-	-	-	-
Hispanic or Latinx	1	-	-	-
Native Hawaiian or Pacific Islander	-	-	-	-
White	1	5
Two or More Races or Ethnicities	-	-	-	-
LGBTQ+	1
Persons with Disabilities	-

Corporate Governance

As enshrined in the Company’s bylaws, all business and affairs of the Company shall be managed by or under the direction of the Board of Directors. The Board of Directors is responsible for the Company’s management and strategic direction and for establishing our broad corporate policies, including our leadership structure. The Board also oversees and reviews key aspects of the Company’s risk management efforts and annually reviews our strategic business plans, which includes evaluating the objectives of and risks associated with these plans.

Directors of the Company hold office until the next annual meeting of stockholders or until their successors are elected and qualified. There are no family relationships between any directors or current officers of the Company. Officers serve at the discretion of the Board of Directors,

In addition, under its charter, the Audit Committee (acting on its behalf and concomitantly as the Risk Committee) reviews and discusses with management the Company's major financial risk exposures and the steps management has taken to monitor and control such exposures, including the Company's risk assessment and risk management policies.

The Audit Committee is composed of Stephen E. Courter, Geoffrey Grant and Winston H. Hickox. The Board of Directors has determined that Mr. Courter, a member of the Company's Audit Committee, is an "audit committee financial expert" as that term is defined in Item 407(d)(5) of Regulation S-K under the Securities Act.

Code of Ethics

The Company has adopted a code of conduct and ethics that applies to all our employees, including the CEO and CFO. A copy of the code of conduct and ethics may be found on the Company’s website at http://www.cadizinc.com.

The code of conduct and ethics defines and prohibits conflicts of interest and provides for means for communicating potential conflicts. It also prohibits using corporate opportunities, property, information, or position for personal gain. The code of conduct and ethics also includes confidentiality restrictions, rules for protection and proper use of Company assets, fair dealing requirements for interactions with customers, suppliers, and competitors and requirements for compliance with applicable law, including insider trading laws.

Any employee who becomes aware of any existing or potential violation of the code of conduct and ethics is required to report it. Any waivers from and amendments to the code of ethics granted to directors or executive officers will be promptly disclosed on the Company’s website at http://www.cadizinc.com. There are no waivers from the code of conduct and ethics applicable to any employee at this time.

Anti-Bribery and Anti-Corruption Policy

Pursuant to our Anti-Bribery and Anti-Corruption Policy Statement, we prohibit all of our directors, officers, employees, and consultants from acts of bribery or corruption as defined by the policy statement. The Anti-Bribery and Anti-Corruption policy also defines conflicts of interest and requirements to minimize such conflicts. In addition, the policy defines and prohibits facilitation payments and outlines guidelines for acceptable behavior.

Whistleblower Policy

Pursuant to our Whistleblower Policy Statement, we encourage and enable employees and others to raise serious concerns internally so that any inappropriate conduct and actions can be addressed and corrected. It is the responsibility of all board members, officers, employees, contractors and volunteers to report concerns about violations of the Company’s code of conduct and ethics or suspected violations of law or regulations that govern the Company’s operations. The Whistleblower policy statement includes a non-retaliation policy and reporting procedures which provides information on how to contact the Chairman of the Audit and Risk Committee directly.  The Audit and Risk Committee oversees treatment of all complaints.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities ("reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Reporting persons are required by the Commissions regulations to furnish the Company with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of reports and amendments thereto on Forms 3, 4 and 5 furnished to us by reporting persons and forms that we filed on behalf of certain directors and officers, during, and with respect to, our fiscal year ended December 31, 2021, and on a review of written representations from reporting persons to us that no other reports were required to be filed for such fiscal year, all Section 16(a) filing requirements applicable to our reporting persons were satisfied in a timely manner.

ITEM 11. Executive Compensation

Compensation Discussion and Analysis

Overview

The Company’s compensation policies and practices are developed and implemented through the Compensation Committee of the Board of Directors. It is the Committee’s responsibility to review and consider annually the performance of the Company’s named executive officers in achieving both corporate and individual goals and objectives, and to assure that the Company’s compensation policies and practices are competitive and effective in incentivizing management.

The Compensation Discussion and Analysis section provides a description of the primary elements of the Company’s fiscal year 2021 compensation program and policies for the following individuals, who are referred to throughout this proxy statement as our current and former 2021 named executive officers:

●	Susan Kennedy, Chair of the Board (effective February 2022)
●	Scott Slater, President and Chief Executive Officer
●	Stanley Speer, Chief Financial Officer
●	Keith Brackpool, Former Chair of the Board (non-executive director effective February 2022)

It is an important recommendation of the Board that the roles of Chief Executive Officer (“CEO”) and Chair of the Board be held by two different individuals. As CEO, Mr. Slater manages the day-to-day operation of the Company and the development of its projects and Ms. Kennedy holds the essential role of advising management regarding its project development strategy as Chair of the Board.

Mr. Brackpool, one of the Company’s founders, was Chair of the Board until February 2022 and served in an executive capacity advising management in 2021. Mr. Brackpool remains on the Board of Directors, but no longer holds an executive position. His compensation in 2021 as chair of the Board during that calendar year is discussed further under “Elements of 2021 Compensation”, below. Ms. Kennedy’s compensation as Chair commenced with her appointment in February 2022 and was established in accordance with the basic principles outlined below.

In 2021, our named executive officers effectively navigated the impacts on the Company of the COVID-19 pandemic and oversaw multiple initiatives important to the long-term success of the Company, including:

●

Completed the final acquisition of the Company’s Northern Pipeline asset after the completion of required diligence and satisfaction of conditions precedent. The Company had maintained an option to acquire the pipeline since 2011.

●	Defended in Court the federal rights-of way necessary to operate the Company’s Northern Pipeline asset for water conveyance.

●	Advanced discussions with water providers interested in securing water and storage from the Water Project.

●	Supported studies and technical work necessary for construction and operation of the Company’s Southern Pipeline Asset and conversion of the Northern Pipeline asset to water convenience.

●

Improved water supply infrastructure and agricultural assets at the Cadiz Ranch property, including expansion of irrigation infrastructure to support over 3,000 acres of fruit, vegetable, grain and hemp crops.

●	Negotiated and executed financial transactions to improve the Company’s balance sheet.

Compensation Committee activities in 2021 included:

●	Evaluating the performance of the Company’s executive officers;

●	Reviewing, analyzing and approving the total compensation and benefits of the Company’s executive officers, including cash compensation and long-term incentive compensation; and

●	Reviewing guidelines and standards regarding the Company’s compensation practices and philosophy.

For the Company’s named executive officers, other than Mr. Slater, the committee established compensation levels based, in part, on the recommendations of Mr. Slater as CEO.

This section should be read in conjunction with the “Summary Compensation Table” and related tables pertaining to the compensation earned in 2021 by the named executive officers presented in this Annual Report under the caption “Executive Compensation”.

Compensation Philosophy

The Company’s business plan and goals have historically been and continue to be linked to the development of our diverse land and water assets, including the Water Project.  The Company’s annual cash resources have historically been focused on funding the Water Project’s development process, as well as our ongoing land management initiatives. Due to the long-term nature of developing our assets, the progress made by the Company in the development of the Water Project and the general development of our land and water resources does not generally bear a direct relationship to quarterly and annual results of operations.

It is critical to the development of our assets and the Water Project that the Company attracts and retains well-qualified executives familiar with the agriculture and water sectors as well as with infrastructure and project development. As a result, the Company’s executive compensation programs seek to maintain a competitive annual salary structure and emphasize long-term, equity-based incentives that are connected to the ultimate implementation of our projects. These programs strive to align the interests of the executive officers and senior management with those of the Company’s stockholders. In doing so, the Company intentionally reduces the risk that executives will place too much focus on short-term achievements to the detriment of the long-term plans and goals of the Company.

We welcome direct stockholder feedback on our compensation programs. Throughout the year we met, both in person, online and via telephone calls, with stockholders representing approximately 75% of shares outstanding and have taken into consideration the issues that have been expressed as being important to them regarding executive compensation.

Elements of Compensation

The Company’s compensation program has four primary components: cash salary, performance-based cash awards, long-term incentives through equity stock awards, and benefits. Each element of the Company’s compensation program has been specifically chosen to reward, motivate and incentivize the executives of the Company to complete the long-term development and implementation of the Water Project and our other resource development initiatives. The Compensation Committee determines the amount for both total compensation and each compensation element through discussions with the Company’s management, consideration of benchmarking data, past performance and future corporate and individual objectives.

The four basic elements of compensation, described in further detail below, are:

●

SALARY. Base salaries for the Company’s named executives are determined by the Compensation Committee depending on a variety of factors including the scope of their responsibilities, their leadership skills and values, their performance and length of service.  Salaries for our named executive officers are intended to create a minimum level of compensation that is competitive with other companies deemed comparable, depending on the prior experience and position of the executive. Salaries are typically paid in cash but could also be paid with restricted stock awards. Decisions regarding salary increases are also affected by the named executive’s current salary and the amounts paid to their peers within and outside the Company.

●

LONG-TERM INCENTIVES.  The primary form of incentive compensation that is offered to the Company’s executives consists of long-term incentives in the form of equity awards. The use of such long-term incentives is intended to focus and align goals of Company executives with those of stockholders and creates a direct interest in the results of operations, short and long-term performance and achievement of the Company’s milestones and goals.

●

PERFORMANCE BASED CASH AWARDS. The Compensation Committee believes that it is sometimes important to offer cash incentives to executives for the achievement of specified objectives that yield increased value for stockholders and will utilize performance-based cash awards from time to time to provide additional incentives.

●

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

The Company’s overall compensation packages for our named executive officers have historically emphasized equity incentives due to the long-term development timelines of our projects and the focus of the Company on achieving the implementation of these projects. Even with the emphasis on long-term incentives, the Company’s overall compensation is established at a level comparable to our peer group of companies, which share a similar focus on long-term development of assets. As the Water Project has finalized important permitting milestones, the Committee has also utilized performance-based cash awards to reward achieved milestones and goals in that calendar year.

Use of Peer Group

Our main asset consists of a large land position with water rights in Southeastern California and our business is primarily focused on developing this asset for its highest and best use, including a water supply and storage project at our primary property in Cadiz, California. Because no other publicly-traded company is situated with similar assets and projects, it is difficult to identify directly comparable peer companies.

While the Company is often compared to water utility companies due to our focus on water supply development, we view our peers as operating in the property and natural resource asset development sectors specifically companies with comparable market capitalization and an emphasis on the development of property and real estate, including for agriculture, in the Southwestern United States. This includes companies in Standard & Poor’s Global Industry Classification Standard (GICS) code 601020, Real Estate Management and Development. We believe our peer group includes the following nine publicly traded companies:

●	Alico, Inc.
●	Forestar Group, Inc.
●	Limoneira Company
●	Maui Land & Pineapple
●	PICO Holdings, Inc.
●	Pure Cycle Corp.
●	Stratus Properties
●	Tejon Ranch Co.
●	The St. Joe Company

Benchmarking

The Compensation Committee believes it is important to understand and analyze the current compensation programs of other companies when making compensation decisions. We traditionally consider the compensation programs of our peers when determining compensation for the Company’s named executive officers. This year the Committee reviewed publicly available information for our peer group companies to compare the components of our compensation program for the executive officers with those of the peer group. In 2022, we also consulted with Coda Advisors, which reviewed our current executive compensation program and those of our peers and recommended adjustments to our programs to ensure continued competitiveness amongst our peers.

Due to the Company’s unique business plan with particular emphasis on development of the Water Project, the Compensation Committee exercises its discretion in determining compensation packages that may differ from the peer group. Nevertheless, the peer group is instructive in assessing elements of compensation and structure for similarly situated real estate and land development companies.

Upon review of publicly available information for our peers, the Committee found the annual base salary of our CEO in 2021 was below the median among our peers and that total direct compensation of our CEO was in the second quartile, near median at the 55th percentile in the peer group.

Performance Objectives

The Committee emphasizes performance objectives for executives when granting long-term equity compensation awards from existing plans. Currently, as described above, the Company is focused on the performance of objectives related to implementation of the Water Project and the continued success of our agricultural development, and connects equity grants to the satisfaction project development objectives utilizing both restrictions on sale and vesting schedules commensurate with the anticipated project development timelines.

Elements of 2021 Compensation

1. SALARY. In evaluating base salaries for 2021, the Compensation Committee believed it was important to maintain competitive base salary compensation that would also keep cash compensation expenditures to a minimum. In 2021, annual base salaries of the Company’s CEO, CFO and the Chair remained the same as in 2020.

2. LONG-TERM INCENTIVES. The Committee has chosen to rely upon equity instruments, such as restricted stock and options, in designing compensation packages for executives. The Committee views the grant of equity-based awards as an incentive for successful performance since the value of these equity-based awards will increase as the Company’s stock price increases, thereby satisfying the Committee’s goal of linking executive compensation to share price appreciation over the longer term and promoting the retention of the key executives throughout the development process of our projects. The Committee is conscious of the potential dilutive effect arising from the use of equity incentives and tries to limit issuances to maintain appropriate ratios of overall ownership levels in the Company from year to year.

To maintain alignment with the goals of stockholders when utilizing equity-based incentive compensation, the Compensation Committee and the Board have created plans subject to stockholder approval. The Company’s most recent equity incentive program (the “2019 Incentive Plan”) was approved at the Company’s 2019 Annual Meeting of Stockholders. The 2019 Incentive Plan reserved 1,200,000 shares for issuance; the plan currently has 75,061 shares available for issuance.

In April 2021, Mr. Brackpool and Mr. Slater each received a long-term equity incentive award of 255,000 shares of the Company’s common stock in the form of Restricted Stock Units (“RSUs”). Under the terms and conditions and at the time of each grant of RSUs, Mr. Brackpool and Mr. Slater would each be issued 170,000 shares of the Company’s common stock upon achievement of certain milestone events, as described in the Employment Arrangements section of this report, and 85,000 shares on March 1, 2023. The RSU incentive award is subject in each case to continued employment with the Company through the vesting date. On February 4, 2022 (“Effective Date”), Mr. Brackpool stepped down as Chair of the Board of Directors. Mr. Brackpool remains on the Board in a non-executive role. As of the Effective Date, Mr. Brackpool’s existing employment arrangement with the Company was amended to reflect the modification of his duties and his unvested RSUs were accelerated and became fully vested at that time.

On February 4, 2022, Ms. Kennedy was appointed Chair of the Board of Directors, an executive officer role. At the time of her appointment, Ms. Kennedy received an equity incentive award of 450,000 shares of the Company’s common stock in the form of Performance Stock Units (“PSUs”).  Under the terms and conditions of the grant of PSUs, Ms. Kennedy would be issued 450,000 shares of the Company’s common stock or cash, at the option of the Compensation Committee, upon achievement of certain performance events, as described in the Employment Arrangements section of this report. The PSU incentive award is subject to continued employment with the Company through the vesting date.

In April 2021, Mr. Speer received a long-term equity incentive award of 127,500 shares of the Company’s common stock in the form of RSUs. Under the terms and conditions of the grant of RSUs, Mr. Speer would be issued 85,000 shares of the Company’s common stock upon achievement of certain milestone events, as described in the Employment Arrangements section of this report, and 42,500 shares on March 1, 2023. The RSU incentive award is subject to continued employment with the Company through the vesting date.

3. CASH AWARDS. While the Compensation Committee believes that equity based awards rather than cash based awards generally allow the Company to better preserve existing cash resources and, accordingly, has relied primarily upon the grant of equity based awards to reward executive performance (see "Long-Term Incentives") of named executive officers, the Compensation Committee also believes that it is important to offer cash incentives to executives for the achievement of specified objectives that yield increased value for stockholders and to reduce the tax burdens associated with the issuance of restricted equity based awards. In April 2021, Mr. Brackpool and Mr. Slater were each granted a $300,000 cash award, and Mr. Speer was granted a $150,000 cash award, by the Board for implementing Company objectives, including directing the Company through the successful acquisition of right-of-way grants for the Northern Pipeline asset, as well as for successful liquidity management through an effective at-the-market equity offering.

4. BENEFITS. Per their employment arrangements described below, Mr. Brackpool and Mr. Speer each received retirement benefits as part of their compensation packages in 2021.

Severance and Change in Control Provisions

The Company’s compensation agreements with Messrs. Brackpool and Speer as in effect during 2021 provided for certain severance provisions and benefits associated with various termination scenarios, as well as certain vesting acceleration for equity-based compensation in the event of a change-in-control. The severance and change in control provisions were determined largely by negotiations between the parties as one of the many elements of a larger negotiation involving the particular executive’s employment or consulting agreement with the Company.  These agreements are designed to be competitive in the marketplace and provide security for these executives in the event that the Company is acquired, and their position is impacted. This will allow the Company’s executives to consider and implement transformative transactions of significant benefit to our stockholders without undue concern over their own financial situations. Nevertheless, if an executive departs under circumstances that call into question whether any compensation amounts paid to him or her were validly earned, we will pursue any legal rights we deemed appropriate under the circumstances.

A summary of the severance and change-in-control provisions applicable to compensation arrangements with the Company’s named executive officers named in the Summary Compensation Table, along with a quantification of the benefits available to each named officer as of December 31, 2021, can be found in the section captioned "Potential Payments upon Termination or Change in Control". The Company does not provide excise tax gross-ups as part of these benefits.

Tax and Accounting Considerations

Impact of Code Section 162(m)

The Compensation Committee has considered the impact of provisions of the Internal Revenue Code of 1986, specifically Code Section 162(m). Section 162(m) limits to $1 million the Company’s deduction for compensation paid to each of our executive officers, which does not qualify as "performance based”. The 2019 Equity Incentive Plan was designed to permit grant awards that qualify as performance-based compensation, thereby permitting the Company to receive a federal income tax deduction in connection with the awards.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management of the Company.  Based on this review and discussion, we recommend to the Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement.

THE COMPENSATION COMMITTEE

Mr. Winston H. Hickox, Chair
Mr. Geoffrey Grant Ms. Carolyn Webb de Macías

The foregoing report shall not be deemed incorporated by reference by any general statement incorporating by reference this statement into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference and shall not otherwise be deemed filed under such Acts.

Executive Compensation Tables

Summary Compensation Table

The following table shows the compensation awarded to, earned by, or paid during the years ended December 31, 2021, 2020 and 2019, to the Company’s current chief executive officer and president, chief financial officer and our former Chair.

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Stock Awards(2) ($)	Option Awards(2) ($)	All Other Compensation(3) ($)	Total ($)
Scott Slater	2021	300,000	-	1,315,343	-	-	1,615,343
President and current Principal Executive Officer	2020	300,000	300,000	198,060	-	-	798,060
	2019	300,000	200,000	-	-	-	500,000

Stanley E. Speer	2021	350,000	-	657,672	-	20,000	1,027,672
Current Principal Financial Officer and Secretary	2020	216,346	150,000	-	-	12,923	366,346
	2019	-	-	-	-	-	-

Keith Brackpool	2021	275,000	-	1,315,343	-	43,030	1,633,373
Former Chair	2020	275,000	300,000	198,060	-	51,111	824,171
	2019	275,000	200,000	-	-	51,111	526,111

(1)

The executive officers listed in the Summary Compensation Table above were the Company’s only executive officers during the year ended December 31, 2021. Mr. Brackpool served as chair of the Board of Directors until February 4, 2022, when the position was assumed by Ms. Susan Kennedy. Mr. Brackpool continues to serve on the Board in a non-executive role.

(2)

This column discloses the dollar amount of compensation cost recognized for the respective fiscal year in accordance with FASB ASC Topic 718. The assumptions used for determining the value of stock awards and options are set forth in Note 9 to the Consolidated Financial Statements, ”Stock-Based Compensation Plans and Warrants”. All Stock Awards listed were approved by Stockholders as part of the 2019 Equity Incentive Plan.

(3)

All Other Compensation includes a 401k match that is generally available to all employees. Messrs. Brackpool, and Speer received $11,000 and $11,600, respectively, in 401k matching contributions in 2021. In 2021, Mr. Brackpool’s Other Compensation also includes $32,030 of company paid expenses related to a leased automobile. Mr. Speer’s Other Compensation for 2021 also includes $8,400 in a car allowance. The value of perquisites for Mr. Slater was less than $10,000, and thus no amount relating to perquisites is included in the Summary Compensation Table.

Grants of Plan-Based Award

The following table set forth each non-equity incentive plan award and equity incentive award granted to our named executive officers in 2021.

Name	Grant Date(1)	Estimated Future Payouts Under Equity Incentive Plan Awards Target (#)	Grant Date Fair Value of Stock and Option Awards ($)
Scott Slater	4/26/2021	85,000(2)	960,500
	4/26/2021	170,000(3)	1,921,000

Stanley Speer	4/26/2021	42,500(2)	480,250
	4/26/2021	85,000(3)	960,500

Keith Brackpool	4/26/2021	85,000(4)	960,500
	4/26/2021	170,000(4)	1,921,000

(1)	The grant date set forth in this table is the date the grants became effective.

(2)	Restricted stock units granted by the Company under the 2019 Equity Incentive Plan. See “Employment Arrangements”, below.

(3)	Restricted stock units subject to satisfaction of milestone-based vesting conditions granted by the Company under the 2019 Equity Incentive Plan. See “Employment Arrangements”, below.

(4)

On February 4, 2022, these restricted stock units were accelerated and became fully vested as a result of amended employment arrangements with the Company to reflect modification of Mr. Brackpool's duties.  See "Employment Arrangements", below.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information concerning outstanding stock and option awards as of December 31, 2021, for each named executive officer.

	Option Awards				Stock Awards
Name	Securities Underlying Unexercised Options (#) Exercisable	Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Marked or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Scott Slater	-	-	-	-	170,000(1)	656,200(2)

Stanley Speer	-	-	-	-	85,000(1)	328,100(2)

Keith Brackpool	-	-	-	-	170,000(1)(3)	656,200(2)(3)

(1)	Unvested portion of restricted stock units granted by the Company under the 2019 Equity Incentive Plan as of December 31, 2021. See “Grant of Plan-Based Awards”, above.

(2)	Based on $3.86 per share which was the closing market price of the Company’s common stock on December 31, 2021.

(3)

On February 4, 2022, these restricted stock unties were accelerated and became fully vested as a result of amended employment arrangements with the Company to reflect modification of Mr. Brackpool's duties.  See "Employment Arrangements", below.

Option Exercises and Stock Vested

The following table sets forth certain information concerning stock option exercises and restricted stock vesting during 2021 for each named executive officer.

	Option Awards		Stock Awards
Name	Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Scott Slater	-	-	85,000(1)	960,500
Stanley E. Speer	-	-	42,500(1)	480,250
Keith Brackpool	-	-	85,000(1)	960,500

(1)	Vested portion of restricted stock units granted by the Company under the 2019 Equity Incentive Plan. See “Grant of Plan Based Award”, above.

Pension Benefits

The Company does not have any qualified or non-qualified defined benefits plans.

Nonqualified Deferred Compensation

The Company does not have any non-qualified defined contribution plans or other deferred compensation plans.

Employment Arrangements

Mr. Scott S. Slater has served with the Company since November 2008 pursuant to an agreement with the law firm Brownstein Hyatt Farber and Schreck LLP, where Mr. Slater is also a shareholder.  From 2008 – 2012, Mr. Slater was primarily focused on the development of the Company's Water Project and did not receive a base salary from the Company for his role as General Counsel (2008 – 2012) and President (2011 – 2012).  Mr. Slater's compensation from the Company consisted exclusively of long-term incentives due to the nature of the development of the Water Project. On February 1, 2013, Mr. Slater was named Chief Executive Officer in addition to his ongoing role as President.  As a result, Mr. Slater's employment arrangements were amended to reflect the broadening of his responsibilities and leadership role over all of the Company's asset development initiatives. In consideration of Mr. Slater's agreement to serve as Chief Executive Officer and President, Mr. Slater began to receive an annual base salary from the Company of $300,000 effective February 1, 2013. In April 2021, Mr. Slater received a long-term equity incentive award of 255,000 shares of the Company’s stock in the form of 255,000 Restricted Stock Units (“RSU”). Of the 255,000 RSUs granted, 170,000 RSUs vest upon completion of certain milestones, including (a) 85,000 RSUs which vested in July 2021 upon completion of refinancing of the Company’s Prior Senior Secured Debt and funding to complete the purchase of the Northern Pipeline, and (b) 85,000 RSUs scheduled to vest upon completion of final binding water supply agreement(s) for the delivery of at least 9,500 acre-feet of water per annum to customers. The remaining 85,000 RSUs are scheduled to vest on March 1, 2023. The determination of whether the RSUs related to milestone events have vested will be made by the Company’s Compensation Committee.

Mr. Stanley E. Speer entered into an employment agreement with the Company effective May 21, 2020 (“Employment Agreement”). Mr. Speer serves as the Chief Financial Officer of the Company and as Chair and Chief Executive Officer of the Board of Managers of Cadiz Real Estate LLC, our subsidiary holding title to the Company’s land and water assets. Pursuant to his Employment Agreement, Mr. Speer receives an annual base salary of $350,000, and is eligible to participate in the Company’s bonus and equity incentive programs. In April 2021, Mr. Speer received a long-term equity incentive award of 127,500 shares of the Company’s stock in the form of 127,500 RSUs. Of the 127,500 RSUs granted, 85,000 RSUs vest upon completion of certain milestones, including (a) 42,500 RSUs which vested in July 2021 upon completion of refinancing of the Company’s Prior Senior Secured Debt and funding to complete the purchase of the Northern Pipeline, and (b) 42,500 RSUs scheduled to vest upon completion of final binding water supply agreement(s) for the delivery of at least 9,500 acre-feet of water per annum to customers. The remaining 42,500 RSUs are scheduled to vest on March 1, 2023. The determination of whether the RSUs related to milestone events have vested will be made by the Company’s Compensation Committee.

During 2021, Mr. Keith Brackpool served as Chair of the Board of Directors pursuant to an amended and restated employment agreement effective July 1, 2014 ("2014 Amended Agreement") replacing a May 2009 employment agreement.  The 2014 Amended Agreement provided for a new base salary compensation structure and established milestone principles for further long-term incentive equity awards.  Effective July 1, 2014, Mr. Brackpool's received a total of 100,000 RSUs - 20,000 in 2014 and 40,000 each in 2015 and 2016 in lieu of annual cash salary compensation. Effective January 1, 2017, the annual base cash salary for Mr. Brackpool was returned to $275,000. In April 2021, Mr. Brackpool received a long-term equity incentive award of 255,000 shares of the Company’s stock in the form of 255,000 RSUs. Of the 255,000 RSUs granted, 170,000 RSUs vest upon completion of certain milestones, including (a) 85,000 RSUs which vested in July 2021upon completion of refinancing of the Company’s Prior Senior Secured Debt and funding to complete the purchase of the Northern Pipeline, and (b) 85,000 RSUs scheduled to vest upon completion of final binding water supply agreement(s) for the delivery of at least 9,500 acre-feet of water per annum to customers. The remaining 85,000 RSUs were scheduled to vest on March 1, 2023. On February 4, 2022 (“Effective Date”), Mr. Brackpool stepped down as Chair of the Board. Mr. Brackpool will remain on the Board in a non-executive role. As of the Effective Date, Mr. Brackpool’s existing employment arrangement with the Company was amended to reflect the modification of his duties. Also upon the Effective Date, Mr. Brackpool’s heretofore unvested restricted stock units were accelerated and became fully vested.

Ms. Susan Kennedy entered into an employment agreement with the Company effective February 4, 2022 (“Employment Effective Date”) (“2022 Employment Agreement”). As of the Employment Effective Date, Ms. Kennedy was appointed to serve as Chair of the Board, an executive officer role. Pursuant to her 2022 Employment Agreement, Ms. Kennedy receives an annual base salary of $300,000, and is entitled to performance-based bonus awards. At the time of her appointment, Ms. Kennedy received an equity incentive award of 450,000 shares of the Company’s stock in the form of performance stock units (“PSUs”). The PSUs vest upon the Company’s common stock achieving price hurdles (“Price Hurdles”), including (a) 200,000 PSUs to vest upon a Price Hurdle of $7 per share, (b) 150,000 PSUs to vest upon a Price Hurdle of $9 per share, (c) 50,000 PSUs vest upon a Price Hurdle of $11 per share, and (d) 50,000 PSUs to vest upon a Price Hurdle of $13 per share and are payable, at the option of the Compensation Committee, in either common stock or cash. The PSU incentive award is subject to continued employment with the Company through the vesting date.

Potential Payments Upon Termination or Change in Control

The following table and summary set forth estimated potential payments the Company would be required to make to our named executive officers upon termination of employment or change in control of the Company, pursuant to each executive’s employment or consulting agreement in effect at year end. Except as otherwise indicated, the table assumes that the triggering event occurred on December 31, 2021.

Name	Benefit	Termination without Cause or Resignation upon Company Material Breach ($)	Death or Disability ($)	Termination Following Change of Control ($)

Scott Slater	Salary	-	-	-
	Bonus	-	-	-
	Equity Acceleration	-	-	-
	Benefits Continuation(1)	-	-	-
	Total Value	-	-	-

Stanley E. Speer	Salary	175,000	175,000	350,000
	Bonus	-	-	-
	Equity Acceleration	-	-	-
	Benefits Continuation(1)	23,462	-	46,923
	Total Value	198,462	175,000	396,923

Keith Brackpool(2)	Salary	275,000	550,000	550,000
	Bonus	-	-	-
	Equity Acceleration	-	-	-
	Benefits Continuation(1)	72,154	-	144,308
	Total Value	347,154	550,000	694,308

(1)	The benefits continuation amounts include car allowances, 401(k) matching benefits and paid vacation.

(2)

As fo February 4, 2022, Mr. Brackpool stepped down as Chair of the Board of Directors and his theretofore unvested these restricted stock unties were accelerated and became fully vested.  See "Employment Arrangements", above.  Mr. Brackpool is not currently entitled to any further required payments as a consequence of termination or change in control.

Termination without Cause or Resignation upon Company Material Breach

Mr. Speer’s Employment Agreement provides that if Mr. Speer were terminated by the Company without cause or if he resigns due to a breach of the Employment Agreement by us, then the Company is obligated to pay severance and continuation of benefits (to the extent such benefits could then be lawfully made available by the Company) for one hundred eighty days following the effective date of the termination, as though Mr. Speer were continuing to provide services to the Company under the Employment Agreement.

Mr. Brackpool’s 2014 Amended Agreement, as in effect during 2021, provided that if Mr. Brackpool were terminated by the Company without cause or if he resigns due to a breach of the 2014 Amended Agreement by us, then the Company is obligated to pay severance and continuation of benefits (to the extent such benefits could then be lawfully made available by the Company) for one year following the effective date of the termination, as though Mr. Brackpool were continuing to provide services to the Company under his 2014 Amended Agreement.

Ms. Kennedy’s Employment Agreement, effective as of February 4, 2022, provides that if Ms. Kennedy were terminated by the Company without cause or if she resigns due to a breach of the Employment Agreement by us, then the Company is obligated to pay severance and continuation of benefits (to the extent such benefits could then be lawfully made available by the Company) for one hundred eighty days following the effective date of the termination, as though Ms. Kennedy were continuing to provide services to the Company under her Employment Agreement.

Termination of Employment Due to Death or Disability

Mr. Speer’s Employment Agreement provides that if he dies or became disabled, he or his estate would be entitled to receive severance for one hundred eighty days consisting of his base compensation.

Mr. Brackpool’s 2014 Amended Agreement, as in effect during 2021, provided that if he dies or became disabled, he or his estate would be entitled to receive severance for two years consisting of his base compensation.

Ms. Kennedy’s Employment Agreement, effective as of February 4, 2022, provides that if she dies or became disabled, she or her estate would be entitled to receive severance for one hundred eighty days consisting of her base compensation.

Change in Control

Mr. Speer’s Employment Agreement provides that if Mr. Speer is terminated by the Company following a change in control, the Company is obligated to pay severance and continuation of benefits (to the extent such benefits could then be lawfully made available by the Company) for one year following the effective date of the termination, as though Mr. Speer were continuing to provide services to the Company under his Employment Agreement.

Mr. Brackpool's 2014 Amended Agreement, as in effect during 2021, provided that if Mr. Brackpool is terminated by the Company following a change in control, the Company is obligated to pay severance and continuation of benefits (to the extent such benefits could then be lawfully made available by the Company) for two years following the effective date of the termination, as though Mr. Brackpool were continuing to provide services to the Company under his 2014 Amended Agreement.

Ms. Kennedy’s Employment Agreement, effective as of February 4, 2022, provides that if Ms. Kennedy is terminated by the Company following a change in control, the Company is obligated to pay severance and continuation of benefits (to the extent such benefits could then be lawfully made available by the Company) for one year following the effective date of the termination, as though Ms. Kennedy were continuing to provide services to the Company under her Employment Agreement.

Director Compensation

The following table summarizes the compensation earned by each of the non-employee directors in 2021. Directors who are also officers or employees of the Company receive no compensation for duties performed as a director.  No current director has an agreement or arrangement with any third party relating to compensation or other payments in connection with the director’s candidacy or service as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
Stephen E. Courter	62,500	25,000	-	87,500
Maria Echaveste	62,500	25,000	-	87,500
Geoffrey Grant	-	87,500	-	87,500
Winston H. Hickox	62,500	25,000	-	87,500
Murray H. Hutchison (3)	-	50,000	-	50,000
Susan P. Kennedy	62,500	25,000		87,500
Richard Nevins (3)	-	50,000	-	50,000
Carolyn Webb de Macías	62,500	25,000	-	87,500

(1)

This column discloses the dollar amount of compensation cost recognized in 2021 based on the fair value at grant date in accordance with FASB ASC Topic 718. These awards were valued at the market value of the underlying stock on the date of grant in accordance with FASB ASC Topic 718.

(2)	Directors of the Company do not receive stock option awards.

(3)	Mr. Hutchison and Mr. Nevins retired from service on the Board of Directors in 2021, and did not stand for re-election at the 2021 Annual Meeting.

Director Compensation Policy

Effective July 1, 2021, all non-employee directors are entitled to receive, for each 12-month period ending June 30 of each year, the amount of $75,000, an increase from the previous year’s cash compensation of $50,000. This amount is prorated for directors serving less than the full 12 months. Payments will be made in 4 quarterly installments of $18,750. A director may elect to receive any or all of his or her cash compensation earned in the form the Company’s common stock. A director is entitled to a $18,750 fee for any quarter in which services are rendered. Each June 30, non-employee directors are also entitled to receive a deferred stock award consisting of shares of the Company’s common stock with a value equal to $25,000 (calculated with reference to the average closing price of the Company’s common stock during the one month preceding the annual award date), prorated for directors serving less than the full 12 months.

Director Stock Ownership Policy

The Company encourages stock ownership on behalf of our directors. Thus, the Company’s compensation structure for non-employee directors includes awards of stock as compensation for director services. See “Director Compensation Policy", above.

Pay Ratio Disclosure

Pursuant to the Dodd-Frank Act, the Securities and Exchange Commission adopted a rule requiring annual disclosure of the ratio of the total annual compensation of the principal executive officer (“CEO”) to the median employee’s annual total compensation. Mr. Scott Slater is the Company’s Chief Executive Officer. In the pay ratio table below, Mr. Slater’s total compensation as reflected in the foregoing Summary Compensation Table, is compared to the median employee’s total compensation. For simplicity, the value of the Company’s retirement plan was excluded for Mr. Slater and all permanent employees, as all employees, including the CEO, are offered the same benefits. In determining the median employee, a listing was prepared of all employees that were actively employed as of December 31, 2021, with the exception of Mr. Slater. All wages, bonuses and stock awards paid to each employee were deemed to be the employee’s total compensation. If a permanent employee was not employed by the Company for the entirety of the year, an annualized total compensation was calculated for that employee. The below table presents the ratio of the total annual compensation of the Company’s Chief Executive Officer, Mr. Slater, to the median employee’s annual total compensation:

Mr. Scott Slater (CEO) total annual compensation	$1,615,343

Median Employee total annual compensation	$346,926

Ratio of CEO to Median Employee total annual compensation	4.66 : 1.00

Compensation Committee Interlocks and Insider Participation

In fiscal 2021, there were no Compensation Committee interlocks and no insider participation in Compensation Committee decisions that were required to be reported under the rules and regulations of the 1934 Act.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of the Company’s voting securities, as of March 24, 2022, by each stockholder whom the Company knows to own beneficially more than five percent of our common stock or preferred stock, and by each director, each named executive officer, and all directors and executive officers as a group, excluding, in each case, rights under options or warrants not exercisable within 60 days. All persons named have sole voting power and investment power over their shares except as otherwise noted.

Name and Address	Amount and Nature of Beneficial Ownership (1)(2)	Percent of Class

Heerema International Services Group SA Jacobus Muller Route de Florissant 81, 1206 Geneve Switzerland	17,966,965 (3)	35.4%

Keith Brackpool c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	1,689,055	3.33%

Geoffrey Grant c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	501,067 (4)	*

Winston H. Hickox c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	76,915	*

Scott S. Slater c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	69,634 (5)	*

Stanley Speer c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	39,460 (6)	*

Stephen Courter c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	30,098	*

Maria Echaveste c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	4,236	*

Carolyn Webb de Macías c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	4,236	*

Susan P. Kennedy c/o 550 S. Hope St., Suite 2850 Los Angeles, CA 90071	950 (7)	*

All Directors and officers as a group (nine individuals)	2,415,651 (4)(5)(6)(7)	4.8%

*	Represents less than one percent of the 50,752,203 outstanding shares of common stock of the Company as of March 24, 2022.

Footnotes

(1)	Does not include the Company’s currently outstanding 329 shares of Series 1 Preferred Stock, all of which are held by Elkhorn Partners L.P. and which represent less than 1% of the voting power of the Company’s outstanding voting securities.

(2)	Does not include the Company’s outstanding Depositary Shares, which are not currently voting securities.

(3)

Based upon a Form 13D filed on December 1, 2021 with the SEC, Heerema International Services Group SA (“Heerema Group”) owns 15,109,823 shares of the Company's common stock.  Mr. Jacobus Miller is manager of certain funds of the Heerema Group (such funds, the “Heerema Funds”). Additionally, Heerema Group purchased 2,857,142 shares in the Company's registered direct offering completed on March 23, 2022. Pursuant to management agreements between Mr. Miller and the Heerema Funds, the Reporting Person has voting and dispositive power of securities held directly by the Heerema Funds.

(4)

Includes 30,500 shares held in five separate trusts, each holding 6,100 shares for the benefit of Mr. Grant's children. The trustee of these trusts is not a member of the Reporting Person's immediate family. Mr. Grant disclaims beneficial ownership of the shares held by these trusts.

(5)	Does not include 170,000 restricted stock units which have not yet vested. Each restricted stock unit represents a contingent right to receive one share of Cadiz Inc. common stock. Mr. Slater disclaims beneficial ownership of these securities until such time, and to the extent, that ownership of these securities has vested.

(6)	Does not include 85,000 restricted stock units which have not yet vested. Each restricted stock unit represents a contingent right to receive one share of Cadiz Inc. common stock. Mr. Speer disclaims beneficial ownership of these securities until such time, and to the extent, that ownership of these securities has vested.

(7)	Does not include 450,000 performance rights units that have not yet vested. Each performance rights unit represents a contingent right to receive one share of Cadiz Inc. common stock. Ms. Kennedy disclaims beneficial ownership of these securities until such time, and to the extent, that ownership of these securities has vested.

Equity Compensation Plan Information

The following table provides information as of December 31, 2021 with respect to shares of the Company’s common stock that may be issued under its existing compensation plans. The table includes plan grants to executive officers and other Company employees.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by stockholders	-	-	79,708(1)

Total	-	-	79,708

___________________________

(2)	Represents 79,708 securities issuable under the Company’s 2019 Equity Incentive Plan as of December 31, 2021.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

There have been no transactions since the beginning of our last fiscal year with our directors and officers and beneficial owners of more than five percent of our voting securities and their affiliates requiring disclosure, except for the following:

As previously reported on Form 8K, on March 20, 2022, the Company entered into a Securities Purchase Agreement with certain institutional and individual investors relating to the sale and issuance by the Company of 6,857,140 shares of the Company’s common stock (“Shares”) to such investors in a registered direct offering (the “Purchase Agreement”). The purchasers in this offering include (i) the Company’s founder, current director and former Chairman, Keith Brackpool, who purchased 1,142,857 Shares, (ii) the Company’s director, Geoffrey Grant (collectively with Mr. Brackpool, the “Participating Directors”), who purchased 285,714 Shares, and (iii) the Company’s largest stockholder, a fund represented by Heerema International Group Services S.A. (such fund referred to herein as “Heerema”), which beneficially owned approximately 34.42% of the issued and outstanding shares of the Company’s common stock prior to this offering, purchased 2,857,142 Shares in this offering.  Following this offering, Heerema and its affiliates beneficially own approximately 35.4% of the issued and outstanding shares of the Company’s common stock representing approximately 35.33% of the voting power of the Company’s outstanding capital stock. The Shares were sold at a purchase price of $1.75 per share, which exceeds the last consolidated closing bid price of the common stock on the Nasdaq Stock Market preceding the execution of the Purchase Agreement, for an aggregate purchase price of approximately $12 million. The Shares were offered and sold pursuant to a prospectus dated June 25, 2021 and a prospectus supplement dated March 20, 2021 filed with the Securities and Exchange Commission (the “SEC”), pursuant to the Company’s registration statement on Form S-3 (File No. 333-257159), which was declared effective by the SEC on June 25, 2021.

In connection with this offering, the Company entered into a Board Observer and Nomination Rights Agreement which provides Heerema (i) a right to appoint one observer to attend meetings of the Company’s Board of Directors (the “Board”) and committees of the Board and, in lieu of such observer right, the right to nominate one individual for election to the Board, and (ii) a right to require the Company to seek stockholder approval of an amendment to the Company’s certificate of incorporation to permit the adoption of an amendment to our bylaws requiring the Board to call a special meeting of stockholders of the Company upon appropriate written request of a stockholder or stockholders of record of the Company owning not less than 20% of the voting power of our then outstanding shares of capital stock (such amendment to our certificate of incorporation, the “Amendment to Permit Stockholders to Call Special Meetings”), subject to and in accordance with the Delaware General Corporation Law. In furtherance of the rights granted regarding the Amendment to Permit Stockholders to Call Special Meetings, the Company has agreed to cause its annual meeting of stockholders for 2022 (the “2022 Annual Meeting”) to be held on or before August 15, 2022 and submit the Amendment to Permit Stockholders to Call Special Meetings for adoption by our stockholders at the 2022 Annual Meeting. This agreement will terminate if and when Heerema and its affiliates collectively hold less than 10% of the outstanding shares of common stock of the Company.

Policies and Procedures with Respect to Related Party Transactions

Our Audit and Risk Committee Charter requires that the Audit and Risk Committee review and approve all related-party transactions between the Company, on the one hand, and directors, officers, employees, consultants, and any of their family members, on the other hand.  In addition, the Company's written Code of Conduct and Ethics and Conflicts of Interest policy provides that no employee, officer or director may use or attempt to use his or her position at the Company to obtain any improper personal benefit for himself or herself, for his or her family, or for any other person.

In order to implement these requirements, the Company requires that, prior to entering into any transaction with the Company, a related party must advise Company management of the potential transaction.  Management will, in turn, provide to the Audit and Risk Committee a description of the material terms of the transaction, including the dollar amount, the nature of the related party's direct or indirect interest in the transaction, and the benefits to be received by the Company from the transaction.  The Audit and Risk Committee may make such other investigations as it considers appropriate under the circumstances.  The Audit and Risk Committee will also consider whether the benefits of the proposed transaction could be obtained by the Company upon better terms from non-related parties, and whether the transaction is one that would be reportable by the Company in our public filings.  The Audit and Risk Committee will then make a determination as to whether the proposed transaction is in the best interests of the Company and should therefore be approved.

Director Independence

Messrs. Courter, Grant, and Hickox and Mses. Echaveste and Webb de Macías have all been affirmatively determined by the Board to be “independent” under all relevant securities and other laws and regulations, including those set forth in SEC and regulations and pertinent listing standards of the NASDAQ Global Market, as in effect from time to time. Immediately following the 2021 Annual Meeting, Mr. Hickox became the Company’s lead independent director, after four years of service in this role by Mr. Grant. The objective of the lead independent director is to further enhance independent board oversight of management and to provide a board liaison to stockholder interests independent of management.

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

Independence of Committee Members

All standing committees of the Board of Directors are comprised entirely of directors whom the Board has affirmatively determined to be independent, as they meet the objective requirements set forth by the NASDAQ Global Market and the SEC, and each of whom have no relationship, direct or indirect, to the Company other than as stockholders or through their service on the Board.

Each Board committee is chaired by an independent director and maintains a written charter detailing its authority and responsibilities. These charters are reviewed periodically as legislative and regulatory developments and business circumstances warrant, and are available in their entirety on the Company's website at https://www.cadizinc.com/corporate-governance/ and to any stockholder otherwise requesting a copy.

ITEM 14. Principal Accounting Fees and Services

For the fiscal years ended December 31, 2021 and 2020, professional services were performed by PricewaterhouseCoopers LLP.  The Company's Audit and Risk Committee annually approves the engagement of outside auditors for audit services in advance.  The Audit and Risk Committee has also established complementary procedures to require pre-approval of all audit-related, tax and permitted non-audit services provided by PricewaterhouseCoopers LLP, and to consider whether the outside auditors' provision of non-audit services to the Company is compatible with maintaining the independence of the outside auditors.  The Audit and Risk Committee may delegate pre-approval authority to one or more of its members.  Any such fees pre-approved in this manner shall be reported to the Audit and Risk Committee at its next scheduled meeting.  All services described below were pre-approved by the Audit and Risk Committee.

All fees for services rendered by PricewaterhouseCoopers LLP aggregated $422,000 and $424,000 during the fiscal years ended December 31, 2021 and 2020, respectively, and were composed of the following:

Audit Fees.  The aggregate fees accrued by the Company for the audit of the annual financial statements during the fiscal years ended December 31, 2021 and 2020, for reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q, and for assistance with and review of documents filed with the SEC were $422,000 for 2021 and $424,000 for 2020.

Audit Related Fees.  No audit-related fees were billed by PricewaterhouseCoopers LLP to the Company during the fiscal years ended December 31, 2021 and 2020.

Tax Fees.  No tax fees were billed by PricewaterhouseCoopers LLP to the Company during the fiscal years ended December 31, 2021 and 2020.

All Other Fees.  No other fees were billed during the fiscal years ended December 31, 2021 and 2020.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

1.	Financial Statements. See Index to Consolidated Financial Statements.

2.	Financial Statement Schedule. See Index to Consolidated Financial Statements. ***

3.	Exhibits.

The following exhibits are filed or incorporated by reference as part of this Form 10-K.

**3.1	Cadiz Certificate of Incorporation, as amended

*3.2	Cadiz Bylaws, as amended

**3.3	Certificate of Designation of Series 1 Preferred Stock of Cadiz Inc.

**3.4	Certificate of Designation of 8.875% Series A Cumulative Perpetual Preferred Stock of Cadiz Inc.

**4.1	Form of Senior Indenture

**4.2	Form of Subordinated Indenture

**4.3	Deposit Agreement, dated effective as of July 2, 2021, by and among the Company, Continental Stock Transfer & Trust Company, as depositary, and the holders of the depositary receipts issued thereunder.

*4.4	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934

**4.5	Warrant No. W-1 to Purchase Common Stock of Cadiz Inc. dated as of July 2, 2021

**4.6	Warrant No. W-2 to Purchase Common Stock of Cadiz Inc. dated as of July 2, 2021

**10.1	Limited Liability Company Agreement of Cadiz Real Estate LLC dated December 11, 2003

**10.2	Amendment No. 1, dated October 29, 2004, to Limited Liability Company Agreement of Cadiz Real Estate LLC

**10.3	Amendment No. 2 dated March 5, 2013, to Limited Liability Company Agreement of Cadiz Real Estate LLC

**10.4	Longitudinal Lease Agreement dated September 17, 2008 between Arizona & California Railroad Company and Cadiz Real Estate, LLC

†**10.5	2019 Equity Incentive Plan

**10.6	Form of Option Agreement with Santa Margarita Water District

**10.7	Form of Environmental Processing and Cost Sharing Agreement with Santa Margarita Water District

**10.8	Form of Environmental Processing and Cost Sharing Agreement with Three Valleys Municipal Water District

**10.9	Option Agreement with Golden State Water Company dated June 25, 2010

**10.10	Option Agreement with Suburban Water Systems dated October 4, 2010

†**10.11	Letter agreement with Scott S. Slater dated April 12, 2011

†**10.12	Letter agreement with Scott S. Slater dated January 10, 2013

**10.13	Option Agreement with California Water Service Company dated December 1, 2011

**10.14	Form of Memorandum of Understanding by and among Cadiz Inc., County of San Bernardino and Santa Margarita Water District

**10.15	Water Purchase and Sale Agreement among Cadiz Inc., Cadiz Real Estate LLC, Fenner Valley Mutual Water Company and Santa Margarita Water District dated July 31, 2012

**10.16	Groundwater Management, Monitoring, and Mitigation Plan for the Cadiz Valley Groundwater Conservation, Recovery and Storage Project approved by the Santa Margarita Water District and the County of San Bernardino Board of Supervisors effective October 1, 2012

†**10.17	Revised Terms of Engagement with Brownstein Hyatt Farber and Schreck dated January 9, 2013

**10.18	Track Utilization Agreement dated September 16, 2013, between Arizona & California Railroad Company and Cadiz Real Estate LLC

†**10.19	Amended and Restated Employment Agreement between Timothy J. Shaheen and Cadiz Inc. dated June 13, 2014

†**10.20	Amendment No. 1 to Amended and Restated Employment Agreement between Timothy J. Shaheen and Cadiz Inc. dated March 10, 2020

†**10.21	Amendment No. 2 to Amended and Restated Employment Agreement between Timothy J. Shaheen and Cadiz Inc. dated as of May 21, 2020

†**10.22	Employment Agreement between Cadiz Inc. and Stanley E. Speer dated as of May 21, 2020

**10.23	Form of Water Purchase and Sale Agreement, dated as of December 29, 2014, by and between Cadiz Inc. and San Luis Water District

**10.24	Amended and Restated Lease Agreement, dated as of February 8, 2016, by and among Cadiz Real Estate LLC, Cadiz Inc. and Fenner Valley Farm, LLC

**10.25	Purchase and Sale Agreement between El Paso Natural Gas Company, LLC, and Cadiz Inc. dated December 31, 2018

**10.26	First Amendment to Purchase and Sale Agreement dated February 3, 2020 by and between El Paso Natural Gas Company, LLC, a Delaware limited liability company and Cadiz Inc., a Delaware corporation

**10.27	Second Amendment to Purchase and Sale Agreement dated December 4, 2020 by and between El Paso Natural Gas Company, LLC, a Delaware limited liability company and Cadiz Inc., a Delaware corporation

**10.28	Limited Liability Company Agreement of SoCal Hemp JV LLC

**10.29	Agricultural Lease dated as of July 31, 2019 between Cadiz Real Estate LLC and SoCal Hemp JV LLC

**10.30	First Amendment to Agricultural Lease, dated as of March 1, 2020, by and between Cadiz Real Estate LLC and SoCal Hemp JV LLC

**10.31	Conversion and Exchange Agreement, dated March 5, 2020, by and between Cadiz Inc. and LC Capital Master Fund, Ltd.

**10.32	Conversion and Exchange Agreement, dated March 5, 2020, by and between Cadiz Inc. and Elkhorn Partners Limited Partnership

**10.33	Registration Rights Agreement, dated March 5, 2020, by and among Cadiz Inc. and the other parties thereto

**10.34	Placement Agent Agreement, dated as of June 2, 2021, by and between Cadiz Inc. and B. Riley Securities, Inc.

**10.35	Underwriting Agreement, dated as of June 29, 2021, by and among the Company and B. Riley Securities, Inc. as representative and the several underwriters named therein

**10.36	Credit Agreement, dated as of July 2, 2021, by and among Cadiz Inc. and Cadiz Real Estate LLC as borrowers, the lenders from time to time party thereto, and B. Riley Securities, Inc., as administrative agent

**10.37	Security Agreement, dated as of July 2, 2021, made by Cadiz Inc., Cadiz Real Estate LLC, in favor of B. Riley Securities, Inc.

**10.38	Deed of Trust, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing, dated as of July 2, 2021

†**10.39	Employment Agreement between Cadiz Inc. and Susan P. Kennedy dated as of February 4, 2022

†**10.40	Letter from Cadiz Inc. to Keith Brackpool dated as of February 4, 2022

**10.41	Form of Securities Purchase Agreement

**10.42	Form of Boar Observer and Nomination Right Agreement

**10.43	Form of Registration Rights Agreement

*21.1	Subsidiaries of the Registrant

*23.1	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of Scott Slater, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Stanley E. Speer, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Scott Slater, Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Stanley E. Speer, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 101.INS	Inline XBRL Instance Document

* 101.SCH	Inline XBRL Taxonomy Extension Schema

* 101.CAL	Inline XBRL Taxonomy Extension Calculation

* 101.DEF	Inline XBRL Extension Definition

* 101.LAB	Inline XBRL Taxonomy Extension Label

* 101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

CADIZ INC.

By:	/s/ Scott S. Slater
Scott S. Slater
Chief Executive Officer

Date:	March 29, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name and Position	Date

/s/ Susan Kennedy	March 29, 2022
Susan Kennedy, Chair

/s/ Scott S. Slater	March 29, 2022
Scott S. Slater, Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Stanley E. Speer	March 29, 2022
Stanley E. Speer, Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Keith Brackpool	March 29, 2022
Keith Brackpool, Director

/s/ Stephen E. Courter	March 29, 2022
Stephen E. Courter, Director

/s/ Maria Echaveste	March 29, 2022
Maria Echaveste, Director

/s/ Geoffrey T. Grant	March 29, 2022
Geoffrey T. Grant, Director

/s/ Winston H. Hickox	March 29, 2022
Winston H. Hickox, Director

/s/ Carolyn Webb de Macias Carolyn Webb de Macias, Director	March 29, 2022

Cadiz Inc. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cadiz Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cadiz Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Liquidity Assessment

As described in Note 2 to the consolidated financial statements, management has prepared the Company’s consolidated financial statements on a going concern basis, contemplating the continuity of operations, and the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred losses of $31.2 million for the year ended December 31, 2021. The Company had working capital of $10.7 million as of December 31, 2021 and used cash in operations of $15.3 million for the year ended December 31, 2021. As disclosed by management, management assesses whether the Company has sufficient liquidity to fund its costs for the next twelve months from the financial statement issuance date. Management evaluates the Company’s liquidity to determine if there is substantial doubt about the Company’s ability to continue as a going concern. In the preparation of this liquidity assessment, management applies judgment to estimate the projected cash flows of the Company, including the following: (i) projected cash outflows (ii) projected cash inflows and (iii) categorization of expenditures as discretionary versus non-discretionary. The cash flow projections are based on known or planned cash requirements for operating costs as well as planned costs for project development.

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

March 29, 2022

We have served as the Company’s auditor since at least 1995. We have not been able to determine the specific year we began serving as auditor of the Company.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	December 31,
(In thousands, except per share data)	2021	2020

Total revenues (rental income)	$564	$541

Costs and expenses:
General and administrative	17,653	11,914
Depreciation	423	381

Total costs and expenses	18,076	12,295

Operating loss	(17,512)	(11,754)

Interest expense, net	(11,386)	(11,526)
Other income	-	33
Loss on extinguishment of debt	(1,399)	(12,394)
Loss before income taxes	(30,297)	(35,641)
Income tax expense	(10)	(7)
Loss from equity-method investments	(942)	(2,169)

Net loss and comprehensive loss	$(31,249)	$(37,817)

Less: Preferred stock dividend requirements	$2,737	-

Net loss and comprehensive loss applicable to common stock	$(33,986)	$(37,817)

Basic and diluted net loss per common share	$(0.84)	$(1.11)

Basic and diluted weighted-average shares outstanding	40,561	34,188

See accompanying notes to the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	December 31,
($ in thousands, except per share data)	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$10,965	$7,290
Restricted Cash	1,288	-
Accounts receivable	270	55
Prepaid expenses and other current assets	691	691
Total current assets	13,214	8,036

Property, plant, equipment and water programs, net	78,890	53,481
Long-term deposit/prepaid expenses	420	3,000
Equity-method investments	976	1,354
Goodwill	3,813	3,813
Right-of-use asset	3,281	15
Long-term restricted cash	7,603	134
Other assets	4,296	4,530
Total assets	$112,493	$74,363

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$286	$548
Accrued liabilities	808	674
Current portion of long-term debt	107	51
Warrant derivative liabilities	-	1,847
Dividend payable	1,288	-
Operating lease liabilities	24	15
Total current liabilities	2,513	3,135

Long-term debt, net	46,477	78,596
Long-term lease obligations with related party, net	18,855	17,183
Long-term operating lease liabilities	3,257	-
Deferred revenue	750	750
Other long-term liabilities	32	-
Total liabilities	71,884	99,664
Stockholders' equity (deficit):
Preferred stock - $.01 par value, 100,000 shares authorized at December 31, 2021 and December 31, 2020; shares issued and outstanding – 329 at December 31, 2021 and 7,531 at December 31, 2020	1	1
8.875% Series A cumulative, perpetual preferred stock - $.01 par value; 7,500 shares authorized at December 31, 2021 and 0 shares at December 31, 2020; shares issued and outstanding – 2,300 at December 31, 2021 and 0 at December 31, 2020	-	-
Common stock - $0.01 par value; 70,000,000 shares authorized at December 31, 2021 and December 31, 2020; shares issued and outstanding: 43,656,169 at December 31, 2021, and 36,902,361 at December 31, 2020	436	368

Additional paid-in capital	613,572	513,744
Accumulated deficit	(573,400)	(539,414)
Total stockholders' equity (deficit)	40,609	(25,301)

Total liabilities and stockholders' equitu (deficit)	$112,493	$74,363

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
($ in thousands)	2021	2020

Cash flows from operating activities:
Net loss	$(31,249)	$(37,817)
Adjustments to reconcile net loss tonet cash used in operating activities:
Depreciation	423	381
Amortization of debt discount and issuance costs	3,475	1,062
Amortization of right-of-use asset	15	-
Interest expense added to loan principal	4,267	7,270
Interest expense added to lease liability	1,647	1,451
Loss on equity method investments	942	2,169
Loss on debt conversion and extinguishment of debt	1,399	12,394
Compensation charge for stock and share option awards	4,747	2,096
Unrealized gain on warrant derivative liabilities	(573)	(139)
Changes in operating assets and liabilities:
Accounts receivable	(215)	(6)
Prepaid expenses and other current assets	(420)	(305)
Other assets	234	(605)
Accounts payable	(92)	129
Accrued and other liabilities	126	(1,508)

Net cash used in operating activities	(15,274)	(13,428)

Cash flows from investing activities:
Additions to property, plant and equipment and water programs	(22,908)	(5,729)
Contributions to equity-method investments	(564)	(3,109)
Additions to long-term investments	-	(1,000)

Net cash used in investing activities	(23,472)	(9,838)

Cash flows from financing activities:
Net proceeds from issuance of common stock	32,459	14,767
Net proceeds from the issuance of 8.875% series A cumulative, perpetual preferred stock	54,209	-
Dividend payment	(1,449)	-
Proceeds from the issuance of long-term debt	50,137	150
Issuance costs of long-term debt	(2,878)	-
Principal payments on long-term debt	(77,595)	(43)
Costs for extinguishment of debt	(2,525)	-
Taxes paid related to net share settlement of equity awards	(1,184)	-
Other	4	-

Net cash provided by financing activities	51,178	14,874

Net increase (decrease) in cash, cash equivalents and restricted cash	12,432	(8,392)

Cash, cash equivalents and restricted cash, beginning of period	7,424	15,816

Cash, cash equivalents and restricted cash, end of period	$19,856	$7,424

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Preferred Stock		8.875% Series A Cumulative Perpetual Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2019	28,480,567	$285	-	$-	-	$-	$419,194	$(501,597)	$(82,118)

Issuance of shares pursuant to ATM offerings	1,508,013	15	-	-	-	-	14,752	-	14,767
Issuance of shares pursuant to bond conversion	5,766,337	57	-	-	-	-	38,843	-	38,900
Reclassification of warrant liability	-	-	-	-	-	-	(865)	-	(865)
Issuance of preferred shares	-	-	10,000	1	-	-	39,735	-	39,736
Conversion of preferred shares to common shares	1,000,068	10	(2,469)	-	-	-	(10)	-	-
Stock-based compensation expense	147,376	1	-	-	-	-	2,095	-	2,096
Net loss and comprehensive loss	-	-	-	-	-	-	-	(37,817)	(37,817)
Balance as of December 31, 2020	36,902,361	368	7,531	$1	-	$-	$513,744	$(539,414)	$(25,301)

Issuance of restricted stock units	158,673	1	-	-	-	-	-	-	1
Net settlement for taxes related to equity awards	-	-	-	-	-	-	(1,184)	-	(1,184)
Issuance of shares pursuant to ATM offerings	1,649,318	17	-	-	-	-	18,366	-	18,383
Issuance of shares pursuant to direct offering	1,219,512	12	-	-	-	-	14,062	-	14,074
Conversion of preferred shares to common stock	2,917,167	29	(7,202)	-	-	-	(29)	-	-
Issuance of 8.875% series A cumulative perpetual preferred shares	-	-	-	-	2,300	-	54,209	-	54,209
Issuance of shares pursuant to exercise of warrants	362,500	4	-	-	-	-	-	-	4
Reclassification of warrant liability	-	-	-	-	-	-	3,179	-	3,179
Issuance of warrants	-	-	-	-	-	-	1,795	-	1,795
Issuance of shares to lenders	363,566	4	-	-	-	-	4,613	-	4,617
Dividends paid and declared on 8.857% series A cumulative perpetual preferred shares ($1,190 per share)	-	-	-	-	-	-	-	(2,737)	(2,737)
Cancellation of stock options to consultants	-	-	-	-	-	-	71	-	71
Stock-based compensation expense	83,072	1	-	-	-	-	4,746	-	4,747
Net loss and comprehensive loss	-	-	-	-	-	-	-	(31,249)	(31,249)
Balance as of December 31, 2021	43,656,169	$436	329	$1	2,300	$-	$613,572	$(573,400)	$40,609

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Cadiz Inc. (“Cadiz” or the “Company”) is a water resources development company and agribusiness committed to sustainable water and farming projects in California.

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

Our main objective is to realize the highest and best use of our land, water and related infrastructure assets in an environmentally responsible way. Our present activities are focused on developing our assets to meet growing long-term demand for access to sustainable water supplies and agricultural products. California has systemic water challenges and is not able to ensure that all people in California can reliably access safe-drinking water. We believe that the highest and best use of our assets will be realized by offering a combination of water supply, water storage and agricultural projects in ways that are responsive to California’s resource needs.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements of the Company have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company incurred losses of $31.2 million and $37.8 million for the years ended December 31, 2021 and 2020, respectively. The Company had working capital of $10.7 million at December 31, 2021 and used cash in operations of $15.3 million for the year ended December 31, 2021. The higher loss in 2020 was primarily due to a loss on early extinguishment of debt in the amount of $12.4 million, which was a non-cash charge, reflecting the excess of the fair value of new preferred stock issued over the historical book value of the related convertible debt retired pursuant to certain conversion and exchange agreements entered into in March 2020, offset by higher compensation costs in 2021 related to stock-based non cash bonus awards to employees and an increase in general and administrative expenses primarily related to legal fees and technical studies related to putting the Northern Pipeline into use in 2021.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Cash requirements during the year ended December 31, 2021 primarily reflect certain administrative costs related to the Company’s water project development efforts, the further development of its land and agricultural assets, including its 50% equity investment in SoCal Hemp JV LLC, and fees associated with the Company’s refinancing and issuance of preferred stock. The Company’s present activities are focused on development of its assets in ways that meet growing long-term demand for access to sustainable water supplies and agricultural products.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On July 2, 2021, the Company entered into a new $50 million senior secured credit agreement with lenders party thereto from time to time (“Lenders”) and BRS, as administrative agent for the Lenders (“Current Senior Secured Debt”) (see Note 6 – “Long-Term Debt”). The proceeds of the Current Senior Secured Debt, together with the proceeds from the Depositary Share Offering, were used (a) to repay all our outstanding obligations under the Prior Senior Secured Debt in the amount of approximately $77.5 million, (b) to deposit approximately $10.2 million into a segregated account, representing an amount sufficient to pre-fund eight quarterly dividend payments on the Series A Preferred Stock underlying the Depositary Shares issued in the Depositary Share Offering, and (c) to pay transaction related expenses. The remaining proceeds will be used for working capital needs and for general corporate purposes. At December 31, 2021, the Company was in compliance with its debt covenants.

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

On March 23, 2022, the Company completed the sale and issuance of 6,857,140 shares of the Company’s common stock to certain institutional and individual investors in a registered direct offering. The shares of common stock were sold at a purchase price of $1.75 per share, for aggregate gross proceeds of $12 million and aggregate net proceeds of approximately $11.8 million. The proceeds will be used for working capital needs and for general corporate purposes. See Note 14 – "Subsequent Events".

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

The Company recognizes rental income through its agricultural leases with Fenner Valley Farms LLC and SoCal Hemp JV LLC.

Stock-Based Compensation

General and administrative expenses include $4.7 million and $2.1 million of stock-based compensation expenses in the years ended December 31, 2021 and 2020, respectively.

Stock-based compensation is generally based upon grants of stock awards and restricted stock units (“RSU”) to its employees and consultants under the 2019 Equity Incentive Plan. For stock awards or RSUs granted, the Company determines the fair value of the stock award or RSU at the date of the grant and recognizes the compensation expense over the vesting period. For RSUs which vest upon completion of certain milestones, the fair value of the RSU is recognized when it is probable that the milestone will be achieved.

Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss applicable to common stock by the weighted-average common shares outstanding. Options, restricted stock units, convertible debt, convertible preferred shares and warrants were not considered in the computation of net loss per share because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 3,000,000 shares and 2,956,000 shares for the years ended December 31, 2021 and 2020, respectively.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Water rights, storage and supply programs are stated at cost. Certain costs directly attributable to the development of such programs have been capitalized by the Company. These costs, which are expected to be recovered through future revenues, consist of direct labor, drilling costs, consulting fees for various engineering, hydrological, environmental and additional feasibility studies, and other professional and legal fees. We have not commenced depreciation of these assets as they are not yet in service. While interest on borrowed funds is currently expensed, interest costs related to the construction of water project facilities will be capitalized at the time construction of these facilities commences.

Goodwill

As a result of a merger in May 1988 between two companies which eventually became known as Cadiz Inc., goodwill in the amount of $7,006,000 was recorded.  Approximately $3,193,000 of this amount was amortized prior to the adoption of Accounting Standards Codification 350, “Intangibles – Goodwill and Other” (“ASC 350”) on January 1, 2002.  Since the adoption of ASC 350, there have been no goodwill impairments recorded. The Cadiz reporting unit to which $3.8 million of goodwill is allocated had a positive carrying amount on December 31, 2021, and a negative carrying amount in 2020.  As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price declines, this will impact the fair value of the reporting unit and could lead to potential impairment charges in future periods. Accordingly, no assurances can be given that the Company will not record an impairment loss on goodwill in the future.

Deferred Financing Costs

Deferred loan costs represent costs incurred to obtain debt financing.  Such costs are amortized over the life of the related loan using the effective interest method, and are presented as a reduction of long-term debt.  Deferred loan costs were $2.3 million and $0.8 million as of December 31, 2021 and 2020, respectively.

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

The Company performs an annual impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any).  In performing the impairment test, we have the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative assessment for goodwill impairment.  If the qualitative assessment indicates that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying value, we perform a quantitative assessment.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

This impairment assessment is performed at least annually in the fourth quarter.  An impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.  In our annual impairment analysis for the fourth quarter 2021, the goodwill was evaluated utilizing a qualitative assessment.  Based on this assessment, we determined that the fair value of the reporting unit was more-likely-than-not greater than its respective carrying value; therefore, no impairment charge was recorded during the current fiscal year.

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

SoCal Hemp JV

On July 31, 2019, SoCal Hemp JV LLC (the “JV”) was created by Cadiz Real Estate LLC (a fully owned subsidiary of Cadiz Inc.) and SoCal Hemp Co., LLC (a fully owned subsidiary of Glass House Brands, Inc., which is an unrelated company to Cadiz Inc.) when the two parties entered into a Limited Liability Company Agreement (“LLC Agreement”). The JV is 50% owned by Cadiz Real Estate LLC and 50% owned by SoCal Hemp Co., LLC ("SCHCO"). Pursuant to the LLC Agreement, the JV profits and losses are allocated to the members based on their ownership share. The Company accounts for its investment in the JV using the equity method of accounting.

The carrying value of the investment was $1.0 million at December 31, 2021, and $1.4 million at December 31, 2020. During 2021, the Company made contributions to the JV of $0.8 million, offset by $0.2 million in repayments by SCHCO to the Company for their share of initial costs which was funded by the Company under the LLC Agreement, and recorded $1.0 million of losses. The losses resulted from a determination to write-off the cost of the 2021 plantings due to the continued significant reduced market price for hemp biomass experienced in 2021 due to an oversupply of product in the marketplace.

Supplemental Cash Flow Information

During the year ended December 31, 2021, approximately $2.6 million in interest payments on the Company’s senior secured debt was paid in cash. There are no scheduled principal payments due on the Current Senior Secured Debt prior to its maturity.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In conjunction with the closing of an assignment and assumption agreement (see Note 6 – “Long-Term Debt”), on July 2, 2021, the Company issued 299,210 shares of the Company’s common stock to Apollo related to the repayment of the Prior Senior Secured Debt.

At December 31, 2021, accruals for cash dividends payable on the Series A Preferred Stock was $1.29 million (see Note 8 – “Common and Preferred Stock”). The cash dividends were paid on January 18, 2022.

At December 31, 2021, accruals for purchases of PP&E received was approximately $196 thousand, and are expected to be paid in the first fiscal quarter of 2022.

The balance of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is comprised of the following:

Cash, Cash Equivalents and Restricted Cash	December 31, 2021	December 31, 2020
(in thousands)

Cash and Cash Equivalents	$10,965	$7,290
Restricted Cash	1,288	-
Long-Term Restricted Cash	7,603	134
Cash, Cash Equivalents and Restricted Cash in the Consolidated Statement of Cash Flows	$19,856	$7,424

The restricted cash amounts primarily represent funds deposited into a segregated account, representing an amount sufficient to pre-fund quarterly dividend payments on Series A Preferred Stock underlying the Depositary Shares issued in the Depositary Share Offering through approximately July 2023.

Cash payments for income taxes were $10 thousand and $7 thousand for the years ended December 31, 2021 and 2020, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

Accounting Guidance Not Yet Adopted

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

Accounting Guidance Adopted

In December 2019, FASB issued an accounting standards update which reduces complexity in accounting standards by removing certain exceptions to the general principles in Topic 740. This update is effective for fiscal years beginning after December 15, 2020, and for interim periods within those fiscal years, with early adoption permitted. The adoption of this new standard on January 1, 2021 had no impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued an accounting standards update which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP (“ASU 2020-6”). Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. ASU 2020-06 also removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to be eligible for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas.  ASU 2020-06 is effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for annual reporting periods beginning after December 15, 2020.  The Company early adopted the provisions of ASU 2020-06 effective January 1, 2021, on the modified retrospective transition method, to take advantage of the removal of certain conditions required for equity contracts to qualify for the derivative scope exception.  Adopting ASU 2020-06 did not result in a cumulative impact of adoption during the year ended December 31, 2021.

NOTE 3 – PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

Property, plant, equipment and water programs consist of the following (dollars in thousands):

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2021	2020

Land and land improvements	$27,548	$26,798
Water programs	28,784	28,323
Pipeline	22,087	-
Buildings	1,599	1,576
Leasehold improvements	570	570
Furniture and fixtures	461	461
Machinery and equipment	2,200	2,029
Construction in progress	3,128	788
	86,377	60,545
Less accumulated depreciation	(7,487)	(7,064)

	$78,890	$53,481

On June 30, 2021, the Company recorded the acquisition of a 124-mile pipeline (“Northern Pipeline”).  Depreciation on the Northern Pipeline will commence when construction is completed and required permits are secured in order to use the facility for the conveyance of water.

Land and land improvements primarily include land acquisitions, well development, irrigation systems and other related land infrastructure.  Water programs primarily include costs directly attributable to the Company’s water project development efforts, including consulting fees for various engineering, hydrological, environmental and additional feasibility studies, and other professional and legal fees.

Depreciation expense on land improvements, buildings, leasehold improvements, machinery and equipment and furniture and fixtures was $423 thousand and $381 thousand for the twelve months ended December 31, 2021 and 2020, respectively.

NOTE 4 – OTHER ASSETS

Other assets include the following (dollars in thousands):

	December 31,
	2021	2020

Prepaid rent	$4,296	$4,110

Prepaid rent primarily consists of fees incurred to obtain the rights-of-way for the Water Project. Amortization of prepaid rent was approximately $115,000 for each of the years ended December 31, 2021 and 2020.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – ACCRUED LIABILITIES

At December 31, 2021 and 2020, accrued liabilities consist of the following (dollars in thousands):

	December 31,
	2021	2020

Payroll, bonus, and benefits	$41	$240
Legal and consulting	371	104
Well development	113	113
Other accrued expenses	283	217
	$808	$674

NOTE 6 – LONG-TERM DEBT

At December 31, 2021 and 2020, the carrying amount of the Company’s outstanding debt is summarized as follows (dollars in thousands):

	December 31,
	2021	2020

New senior secured debt due July 2, 2024
Interest rate of 7% per annum	$50,000	$-
Prior senior secured debt due May 25, 2021
Interest accrues at 8% per annum	-	78,861
Other loans	171	152
Debt discount and debt issuance costs, net of accumulated accretion	(3,587)	(366)
Total outstanding long-term debt	46,584	78,647

Less current portion	107	51

Total outstanding debt	$46,477	$78,596

The carrying value of the Company’s Senior Secured Debt approximates fair value. The fair value of the Company’s Senior Secured Debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company by its lenders for similar debt instruments of comparable maturities by its lenders.

Pursuant to the Company’s loan agreements, annual maturities of long-term debt outstanding on December 31, 2021, are as follows:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Year Ending December 31	($ in thousands)

2022	$107
2023	38
2024	50,026
2025	-
2026+	-
Total	$50,171

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

As a result of the Warrant Modification, the Company reclassified the carrying value of the warrant prior to the modification from a warrant liability in the amount of $1.3 million to additional paid-in capital. In addition, the Company recorded debt issuance costs in the amount of $1.9 million, which was the increase in fair value of the warrant at the time of the modification, with a corresponding adjustment to additional paid-in capital. On May 10, 2021, Apollo exercised all of its 362,500 warrants, which allowed them to purchase 362,500 shares of common stock at $0.01 per share. For the year ended December 31, 2021, the Company recognized a gain of $573 thousand related to the remeasurement of the warrant liability prior to the Warrant Modification.

On May 18, 2021, the Company exercised its first extension option to extend the maturity date of the Prior Senior Secured Debt to May 25, 2022 (“First Option Election Notice”). At the time of the First Option Election Notice, the Company was required to pay an extension option fee equal to 1% of the aggregate amount of the accreted loan value as of the date of such notice (“Extension Option Fee”). The Extension Option Fee was payable in cash or in shares of the Company’s common stock, at the option of the Company in its sole discretion. The Company opted to pay the Extension Option Fee in common stock, and as a result issued 64,356 shares of common stock to Apollo.

On June 28, 2021, an affiliate of BRS entered into an assignment and assumption agreement (“Assignment”) whereby it agreed to purchase all outstanding obligations under the Company’s Prior Senior Secured Debt for $77.5 million. This Assignment closed on July 2, 2021. In conjunction with the closing of the Assignment, the Company issued 299,210 shares of the Company’s common stock to Apollo.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On July 2, 2021, the Company entered into a new $50 million senior secured credit agreement (“Credit Agreement”) with Lenders and BRS, as administrative agent for the Lenders (“Current Senior Secured Debt”). The Current Senior Secured Debt will mature on July 2, 2024, unless the maturity is accelerated subject to the terms of the Credit Agreement. Interest is paid quarterly beginning on September 30, 2021 at a rate of seven percent per annum.  The obligations under the Current Senior Secured Debt are secured by substantially all of the Company’s assets on a first-priority basis. In connection with any repayment or prepayment of the debt, the Company is required to pay a repayment fee equal to the principal amount being repaid or prepaid, multiplied by (i) 0.0%, if such repayment or prepayment is made prior to the six-month anniversary of the closing of the debt, (ii) 2.0%, if such repayment or prepayment is made on or after the six-month anniversary of the closing of the debt and prior to the eighteen-month anniversary of the closing of the debt, (iii) 4.0%, if such repayment or prepayment is made on or after the eighteen-month anniversary of the closing of the debt and prior to the thirty-month anniversary of the closing of the debt, and (iii) 6.0%, if such repayment or prepayment is made at any time after the thirty-month anniversary of the closing of the debt. At any time, the Company will be permitted to prepay the principal of the debt, in whole or in part, provided that such prepayment is accompanied by any accrued interest on such principal amount being prepaid plus the applicable repayment fee described above.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of the issuance of the Warrants, which met the criteria for equity classification under applicable GAAP, the Company recorded additional paid-in capital in the amount of $1.9 million which was the fair value of the Warrants on the issuance date. In addition, the fair value of the Warrants was recorded as debt discount and is being amortized over the term of the Current Senior Secured Debt.

NOTE 7 – INCOME TAXES

Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities and available carryforwards. Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows (dollars in thousands):

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2021	2020

Deferred tax assets:
Net operating losses	$64,418	$75,303
Fixed asset basis difference	4,566	4,555
Contributions carryover	38	32
Deferred compensation	1,502	1,289
Accrued liabilities and others	333	303

Total deferred tax assets	70,857	81,482

Valuation allowance for deferred tax assets	(70,857)	(81,482)

Net deferred tax asset	$-	$-

The valuation allowance decreased $10,625,000 in 2021 and increased $5,334,000 in 2020. The change in deferred tax assets resulted from current year net operating losses and changes to future tax deductions resulting from expiring net operating losses, terms of stock compensation plans, fixed assets, and accrued liabilities.

As of December 31, 2021, the Company had net operating loss (NOL) carryforwards of approximately $328 million for federal income tax purposes and $263 million for California income tax purposes. Such carryforwards expire in varying amounts through the year 2038 and 2041 for federal and California purposes, respectively. For federal losses arising in tax years ending after December 31, 2017, the NOL carryforwards are allowed indefinitely. Use of the carryforward amounts is subject to an annual limitation as a result of a previous ownership change and an ownership change that occurred in June of 2021.

As of December 31, 2021, the Company possessed unrecognized tax benefits totaling approximately $0.9 million. None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these tax assets.

The Company's tax years 2018 through 2021 remain subject to examination by the Internal Revenue Service, and tax years 2017 through 2021 remain subject to examination by California tax jurisdictions. In addition, the Company's loss carryforward amounts are generally subject to examination and adjustment for a period of three years for federal tax purposes and four years for California purposes, beginning when such carryovers are utilized to reduce taxes in a future tax year.

A reconciliation of the income tax benefit to the statutory federal income tax rate is as follows (dollars in thousands):

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	2021	2020

Expected federal income tax benefit at 21%	$(6,560)	$(7,940)
Increase (decrease) in valuation allowance	(8,530)	3,617
State income tax	10	7
Expiring carryforwards	14,260	1,547
Non-deductible expenses and other	830	2,776

Income tax expense	$10	$7

Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against these assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.

NOTE 8 – COMMON AND PREFERRED STOCK

Common Stock

The Company is authorized to issue 70 million shares of Common Stock at a $0.01 par value. As of December 31, 2021, and December 31, 2020, the Company had 43,656,169 and 36,902,361 shares issued and outstanding, respectively.

In January 2013, the Company revised its then existing agreement with the law firm of Brownstein Hyatt Farber Schreck LLP (“Brownstein”), a related party.  Under this agreement, the Company is to issue up to a total of 400,000 shares of the Company’s common stock, with 200,000 shares earned to date and 100,000 shares to be earned upon the achievement of each of two remaining milestones as follows:

■	100,000 shares earned upon the signing of binding agreements for more than 51% of the Water Project’s annual capacity, which is not yet earned; and

■

100,000 shares earned upon the commencement of construction of all of the major facilities contemplated in the Final Environmental Impact Report necessary for the completion and delivery of the Water Project, which is not yet earned.

All shares earned upon achievement of any of the remaining two milestones will be payable three years from the date earned.

Additionally, the Company incurred direct expenses to Brownstein of approximately $2.2 million and $1.5 million in 2021 and 2020, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Series 1 Preferred Stock

The Company has issued a total of 10,000 shares of Series 1 Preferred Stock (“Series 1 Preferred Stock”) to certain holders (“Holders”) under certain conversion and exchange agreements entered into in March 2020. Each share of Series 1 Preferred Stock is convertible at any time at the option of the Holder into 405.05 shares of Common Stock. As of December 31, 2021, Holders of Series 1 Preferred Stock exercised their option to convert 9,671 shares of Series 1 Preferred Stock into 3,917,235 shares of Common Stock. The Company has 329 shares of Series 1 Preferred Stock issued and outstanding as of December 31, 2021.

Series A Preferred Stock

On June 29, 2021, the Company entered into an Underwriting Agreement with BRS as representative of the several underwriters named there, to issue and sell an aggregate of 2,000,000 depositary shares (the “Depositary Shares”), as well as up to 300,000 Depositary Shares that may be sold pursuant to the exercise of an option to purchase additional Depositary Shares (“Depositary Share Offering”), each representing 1/1000th of a share of the 8.875% Series A Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”). The Depositary Share Offering was completed on July 2, 2021 for net proceeds of approximately $54 million.

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

As set forth in the Certificate of Designation, the Series A Preferred Stock will rank, as to dividend rights and rights upon the Company’s liquidation, dissolution or winding up: (i) senior to Common Stock of the Company; (ii) junior to the Series 1 Preferred Stock with respect to the distribution of assets upon the Company’s voluntary or involuntary liquidation, dissolution or winding up; (iii) senior to the Series 1 Preferred Stock with respect to the payment of dividends and (iv) effectively junior to all the Company’s existing and future indebtedness (including indebtedness convertible into Common Stock or preferred stock) and to the indebtedness and other liabilities of (as well as any preferred equity interests held by others in) the Company’s existing or future subsidiaries.

Holders of Series A Preferred Stock, when and as authorized by the Company’s Board of Directors, are entitled to cumulative cash dividends at the rate of 8.875% of the $25,000.00 ($25.00 per Depositary Share) liquidation preference per year (equivalent to $2,218.75 per share per year or $2.21875 per Depositary Share per year). Dividends will be payable quarterly in arrears, on or about the 15th of January, April, July and October, beginning on or about October 15, 2021. As of December 31, 2021, the Company has paid cash dividends in the amount of $1,449,000. On December 27, 2021, the Company’s Board of Directors declared that holders of Series A Preferred stock will receive a cash dividend equal to $560.00 per whole share; therefore, holders of Depositary Shares will receive a cash dividend equal to $0.56 per Depositary Share. The dividend was paid on January 18, 2022 to respective holders of record at of the close of business on January 6, 2022.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At the issuance of the Series A Preferred Stock, the Company pre-funded eight quarterly payments through July 2023 in a segregated account which appears as Restricted Cash on the Balance Sheet. Dividends on the Series A Preferred Stock underlying the depositary shares will continue to accumulate whether or not (i) any of our agreements prohibit the current payment of dividends, (ii) we have earnings or funds legally available to pay the dividends, or (iii) our Board of Directors does not declare the payment of the dividends.

Holders of depositary shares representing interests in the Series A Preferred Stock generally will have no voting rights. However, if we do not pay dividends on any outstanding shares of Series A Preferred Stock for six or more quarterly dividend periods (whether or not declared or consecutive), holders of the Series A Preferred Stock (voting separately as a class with all other outstanding series of preferred stock upon which like voting rights have been conferred and are exercisable) will be entitled to elect two additional directors to the Board of Directors to serve until all unpaid dividends have been fully paid or declared and set apart for payment.

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

The Company has 2,300 shares of Series A Preferred Stock issued and outstanding as of December 31, 2021.

NOTE 9 – STOCK-BASED COMPENSATION PLANS AND WARRANTS

The Company has issued options and has granted stock awards pursuant to its 2009 Equity Incentive Plan and 2019 Equity Incentive Plan, as described below.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2009 Equity Incentive Plan

The 2009 Equity Incentive Plan was approved by stockholders at the 2009 Annual Meeting. The plan provides for the grant and issuance of up to 850,000 shares and options to the Company’s employees and consultants. The plan became effective when the Company filed a registration statement on Form S-8 on December 18, 2009. All options issued under the 2009 Equity Incentive Plan had a ten-year term with vesting periods ranging from issuance date to 24 months.

2019 Equity Incentive Plan

The 2019 Equity Incentive Plan was approved by stockholders at the July 10, 2019 Annual Meeting. The plan provides for the grant and issuance of up to 1,200,000 shares and options to the Company’s employees, directors and consultants.

Effective July 1, 2021, under the 2019 Equity Incentive Plan, each outside director receives $75,000 of cash compensation and receives a deferred stock award consisting of shares of the Company’s common stock with a value equal to $25,000 on June 30 of each year. The award accrues on a quarterly basis, with $18,750 of cash compensation and $6,250 of stock earned for each fiscal quarter in which a director serves.  The deferred stock award vests automatically on the January 31 that first follows the award date.

Stock Options to Directors, Officers and Consultants

The Company had no options outstanding under either of the above plans as of December 31, 2021.

For officers and employees of the Company, the fair value of each option granted under the plans was estimated on the date of grant using an option-pricing model.

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

The Company recognized no stock-option-related compensation costs for the years ended December 31, 2021 and 2020 relating to these options. No stock options were exercised during 2021.

No options were granted in 2021 and 2020. A summary of option activity under the plans as of December 31, 2021, and changes during the year ended December 31, 2020 are presented below:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value ($000’s)

Outstanding at January 1, 2020	492,500	$11.66	0.3	$3,834
Granted	-	$-
Forfeited, Expired or canceled	377,500	$11.50		$2,915
Exercised	-	$-

Outstanding at December 31, 2020	115,000	$12.17	0.4	$919
Granted	-	$-
Forfeited, Expired or canceled	115,000	$12.17		$919
Exercised	-	$-

Outstanding at December 31, 2021	-	$-	0.0	$-

Options exercisable at December 31, 2021	-	$-	0.0	$-

Weighted-average years of remaining contractual life of options outstanding at December 31, 2021	0.0

Stock Awards to Directors, Officers, Consultants and Employees

The Company has granted stock awards pursuant to its 2019 Equity Incentive Plan.

Of the total 1,200,000 shares reserved under the 2019 Equity Incentive Plan, 1,120,292 shares and restricted stock units (“RSUs”) have been awarded to the Company directors, employees and consultants as of December 31, 2021. Of the 1,120,292 shares and RSUs awarded, 14,243 shares were awarded to the Company’s directors for services performed during the plan year ended June 30, 2021. These shares vested and were issued on January 31, 2022. 850,000 RSUs were granted to employees in April 2021 as long-term equity incentive awards ( “April 2021 RSU Grant”). Of the 825,000 RSUs granted under the April 2021 RSU Grant, 510,000 RSUs vest upon completion of certain milestones, including (a) 255,000 RSUs which vested in July 2021 upon completion of refinancing of the Company’s Prior Senior Secured Debt and funding to complete the purchase of the Northern Pipeline (“Vesting Event”), and (b) 255,000 RSUs scheduled to vest upon completion of final binding water supply agreement(s) for the delivery of at least 9,500 acre-feet of water per annum to customers. Of the remaining 315,000 RSUs granted under the April 2021 RSU Grant, 60,000 RSUs are scheduled to vest on January 3, 2023, and 255,000 RSUs are scheduled to vest on March 1, 2023. The RSU incentive awards are subject in each case to continued employment with the Company through the vesting date. Of the 255,000 RSUs earned upon the Vesting Event, the Company issued 158,673 shares net of taxes withheld and paid in cash by the Company.

The accompanying consolidated statements of operations and comprehensive loss include approximately $4,747,000 and $2,096,000 of stock-based compensation expense related to stock awards in the years ended December 31, 2021 and 2020, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A summary of RSU activity under the plans during the years ended December 31, 2021 and 2020 is presented below:

	Shares	Weighted- Average Grant-date Fair Value

Nonvested at December 31, 2019	15,312	$10.45
Granted	253,654	$9.31
Forfeited or canceled	-	$-
Vested	(149,685)	$9.60

Nonvested at December 31, 2020	119,281	$9.10
Granted	850,729	$11.31
Forfeited or canceled	-	$-
Vested	(335,763)	$10.84

Nonvested at December 31, 2021	634,247	$11.14

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

Pursuant to cost-sharing agreements that have been entered into by participants in the Company’s Water Project, $750,000 in funds have been received in order to offset costs incurred in the environmental analysis of the Water Project. These funds may either be reimbursed or credited to participants participation in the Water Project and, accordingly, are fully reflected as deferred revenue as of December 31, 2021 and December 31, 2020.

On December 14, 2020 the Company entered into a 30 year Right of Way Agreement with the BLM with respect to the Retained Pipeline. The Right of Way Agreement, which was effective on January 1, 2021, has an annual rent expense of approximately $321,000, with annual defined inflation increases. The Company prepaid the 2022 rent in 2021 and has recorded the payment in Other Assets. In addition, on December 14, 2020, the Company deposited approximately $420,000 towards a Performance and Reclamation Bond with the BLM which has been recorded in Long-Term Deposits.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company is from time to time involved in various lawsuits and legal proceedings that arise in the ordinary course of business. At this time, the Company is not aware of any other pending or threatened litigation that it expects will have a material adverse effect on its business, financial condition, liquidity, or operating results. Legal claims are inherently uncertain, however, and it is possible that the Company’s business, financial condition, liquidity and/or operating results could be adversely affected in the future by legal proceedings.

NOTE 12 – LEASES

Effective January 1, 2021, the Company entered into two 29-year right-of-way agreements with the United States Bureau of Land Management (“BLM”) with respect to the Company’s Northern Pipeline asset which resulted in recording right-of-way assets and lease liabilities in the amount of $3.3 million. The right-of-way agreements have a combined annual rent expense of approximately $321,000, with annual defined inflation increases.

The Company also has operating leases for corporate offices, vehicles and office equipment. The Company’s right-of-way agreements and leases have remaining lease terms of 1 month to 28 years as of December 31, 2021. However, the Company is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not considered in the lease term or the right-of-use asset and lease liability balances. The Company’s current lease arrangements expire in 2049. The Company does not have any finance leases.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Lease balances.  Amounts recognized in the accompanying consolidated balance sheet as of December 31, 2021 and 2020 are as follows (in thousands):

As of December 31, 2021
Activity	Balance Sheet Location	Balance
ROU assets	Other assets	$3,281
Short-term lease liability	Other liabilities	$24
Long-term lease liability	Other long-term liabilities	$3,257

As of December 31, 2020
Activity	Balance Sheet Location	Balance
ROU assets	Other assets	$15
Short-term lease liability	Other liabilities	$15
Long-term lease liability	Other long-term liabilities	$-

Lease cost.  The Company’s operating lease cost for the year ended December 31, 2021 was $335 thousand.

Lease commitments.  The table below summarizes the Company’s scheduled future minimum lease payments under operating, recorded on the balance sheet as of December 31, 2021 (in thousands):

2022	$321
2023	321
2024	321
2025	321
2026+	7,691
Total lease payments	8,975
Less: Imputed interest	(5,694)
Present value of lease payments	3,281
Less: current maturities of lease obligations	(24)
Long-term lease obligations	$3,257

Most of our lease agreements do not provide a readily determinable implicit rate nor is it available to us from our lessors. Instead, we estimate the Company’s incremental borrowing rate based on information available at either the implementation date of Topic 842 or at lease commencement for leases entered into thereafter in order to discount lease payments to present value. The table below presents additional information related to our leases as of December 31, 2021:

Weighted Average Remaining Lease Term
Operating leases (years)	28

Weighted Average Discount Rate
Operating leases	10%

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – FAIR VALUE MEASUREMENTS

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

During the year ended December 31, 2021, the Company recognized an unrealized gain of $573 thousand related to the remeasurement of the warrant derivative liability at fair value prior to the Warrant Modification.

The following table presents a reconciliation of Level 3 activity for the years ended December 31, 2020 and 2021:

Level 3 Liabilities
(in thousands)	Warrant Liabilities

Balance at January 1, 2020	$-
Reclassification of warrant liability	1,986
Unrealized gains on warrants, net	(139)
Balance at December 31, 2020	1,847

Unrealized gains on warrants, net	(573)
Reclassification of warrant liability to additional paid in capital upon Warrant Modification	(1,274)
Balance at December 31 ,2021	$-

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SUBSEQUENT EVENTS

On March 23, 2022, we completed the sale and issuance of 6,857,140 shares of the Company’s common stock to certain institutional and individual investors in a registered direct offering. The shares of common stock were sold at a purchase price of $1.75 per share, for aggregate gross proceeds of $12 million and aggregate net proceeds of approximately $11.8 million. The proceeds will be used for working capital needs and for general corporate purposes. The purchasers in this offering include (i) the Company’s founder, current director and former Chairman, Keith Brackpool, who purchased 1,142,857 Shares, (ii) the Company’s director, Geoffrey Grant, who purchased 285,714 Shares, and (iii) the Company’s largest stockholder, a fund represented by Heerema International Group Services S.A., purchased 2,857,142 Shares in this offering and following the offering beneficially owns approximately 35.4% of the issued and outstanding shares of the Company’s common stock.