Form 10-Q
period 2022-03-31
CADIZ INC
filed 2022-05-12
CIK 727273

United States

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2022

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

As of May 10, 2022, the Registrant had 50,770,275 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Three Months
	Ended March 31,
($ in thousands, except per share data)	2022	2021

Total revenues	$142	$139

Costs and expenses:
General and administrative	3,806	3,233
Depreciation	121	103

Total costs and expenses	3,927	3,336

Operating loss	(3,785)	(3,197)

Interest expense, net	(1,991)	(2,542)

Loss before income taxes	(5,776)	(5,739)
Income tax expense	(2)	(2)
Loss from equity-method investments	(134)	(203)

Net loss and comprehensive loss	$(5,912)	$(5,944)

Less: Preferred stock dividend	(1,265)	-

Net loss and comprehensive loss applicable to common stock	$(7,177)	$(5,944)

Basic and diluted net loss per common share	$(0.16)	$(0.16)

Basic and diluted weighted average shares outstanding	44,433	37,834

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Balance Sheets (Unaudited)

($ in thousands, except per share data)	March 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$18,819	$10,965
Restricted cash	1,265	1,288
Accounts receivable	124	270
Prepaid expenses and other current assets	793	691
Total current assets	21,001	13,214

Property, plant, equipment and water programs, net	79,381	78,890
Long-term deposit/prepaid expenses	420	420
Equity-method investments	942	976
Goodwill	3,813	3,813
Right-of-use asset	3,275	3,281
Long-term restricted cash	6,338	7,603
Other assets	4,567	4,296
Total assets	$119,737	$112,493

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,095	$286
Accrued liabilities	1,539	808
Current portion of long-term debt	82	107
Dividend payable	1,265	1,288
Operating lease liabilities	25	24
Total current liabilities	4,006	2,513

Long-term debt, net	47,029	46,477
Long-term lease obligations with related party, net	19,303	18,855
Long-term operating lease liabilities	3,010	3,257
Deferred revenue	750	750
Other long-term liabilities	33	32
Total liabilities	74,131	71,884
Stockholders’ equity:
Preferred stock - $.01 par value; 100,000 shares authorized at March 31, 2022 and December 31, 2021; shares issued and outstanding – 329 at March 31, 2022 and December 31, 2021	1	1
8.875% Series A cumulative, perpetual preferred stock - $.01 par value; 7,500 shares authorized at March 31, 2022 and December 31, 2021; shares issued and outstanding – 2,300 at March 31, 2022 and December 31, 2021	1	-
Common stock - $.01 par value; 70,000,000 shares authorized at March 31, 2022 and December 31, 2021; shares issued and outstanding – 50,750,304 at March 31, 2022 and 43,656,169 at December 31, 2021	506	436
Additional paid-in capital	625,675	613,572
Accumulated deficit	(580,577)	(573,400)
Total stockholders’ equity	45,606	40,609
Total liabilities and stockholders’ deficit	$119,737	$112,493

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months
	Ended March 31,
($ in thousands)	2022	2021

Cash flows from operating activities:
Net loss	$(5,912)	(5,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	121	103
Amortization of debt discount and issuance costs	568	453
Amortization of right-of-use asset	6	15
Interest expense added to loan principal	-	1,792
Interest expense added to lease liability	442	390
Loss on equity method investments	134	203
Compensation charge for stock and share option awards	433	147
Unrealized (gain) loss on warrant derivative liabilities	-	(573)
Changes in operating assets and liabilities:
Accounts receivable	146	37
Prepaid expenses and other current assets	(102)	(127)
Other assets	(271)	(272)
Accounts payable	664	(188)
Lease liabilities	(246)	(255)
Other accrued liabilities	795	1,396

Net cash used in operating activities	(3,222)	(2,823)

Cash flows from investing activities:
Additions to property, plant and equipment and water programs	(530)	(513)
Contributions to equity-method investments	(100)	(137)

Net cash used in investing activities	(630)	(650)

Cash flows from financing activities:
Net proceeds from issuance of stock	11,741	14,867
Dividend payments	(1,288)	-
Principal payments on long-term debt	(35)	(13)

Net cash provided by financing activities	10,418	14,854

Net increase in cash, cash equivalents and restricted cash	6,566	11,381

Cash, cash equivalents and restricted cash, beginning of period	19,856	7,424

Cash, cash equivalents and restricted cash, end of period	$26,422	$18,805

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

For the three months ended March 31, 2022 ($ in thousands, except share data)

					8.875% Series A Cumulative		Additional		Total
	Common Stock		Preferred Stock		Perpetual Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	43,656,169	$435	329	$1	2,300	$1	$613,572	$(573,400)	$40,609

Stock-based compensation expense	236,995	2	-	-	-	-	431	-	433
Issuance of shares pursuant to direct offerings	6,857,140	69	-	-	-	-	11,672	-	11,741
Dividends declared on 8.875% series A cumulative perpetual preferred shares ($550 per share)	-	-	-	-	-	-	-	(1,265)	(1,265)
Net loss and comprehensive loss	-	-	-	-	-	-	-	(5,912)	(5,912)

Balance as of March 31, 2022	50,750,304	506	329	$1	2,300	$1	625,675	(580,577)	45,606

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

For the three months ended March 31, 2021 ($ in thousands, except share data)

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	36,902,361	$368	7,531	$1	$513,744	$(539,414)	$(25,301)
Stock-based Compensation expense	72,229	1	-	-	147	-	148
Reclassification of warrant liability	-	-	-	-	3,179	-	3,179
Issuance of shares pursuant to ATM offerings	1,368,362	13	-	-	14,853	-	14,866
Net loss and comprehensive loss	-	-			-	(5,944)	(5,944)

Balance as of March 31, 2021	38,342,952	$382	7,531	$1	$531,923	$(545,358)	$(13,052)

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Notes to the Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements and notes have been prepared by Cadiz Inc., also referred to as “Cadiz” or “the Company”, without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of results for the entire fiscal year ending December 31, 2022.

Liquidity

The Condensed Consolidated Financial Statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.

The Company incurred losses of $5.9 million for the three months ended March 31, 2022, compared to $5.9 million for the three months ended March 31, 2021. The Company had working capital of $17.0 million at March 31, 2022 and used cash in its operations of $3.2 million for the three months ended March 31, 2022. The higher loss in 2022 was primarily due to higher compensation costs recorded in the 2022 period related to non-cash stock-based awards to employees.

Cash requirements during the three months ended March 31, 2022 primarily reflect certain administrative costs related to the Company’s water project development efforts and the further development of its land and agricultural assets. The Company’s present activities are focused on development of its assets in ways that meet growing long-term demand for access to sustainable water supplies and agricultural products.

On June 7, 2021, the Company completed the sale and issuance of 1,219,512 shares of the Company’s common stock to certain institutional investors under a placement agent agreement with B. Riley Securities, Inc. (“BRS”). The shares of common stock were sold at a purchase price of $12.30 per share, for aggregate gross proceeds of $15 million and aggregate net proceeds of approximately $14.1 million. The Company used the net proceeds from this offering, together with cash on hand, to fund the $19 million payment made on June 30, 2021 to complete the acquisition of a 124-mile extension of the Northern Pipeline.

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

On July 2, 2021, the Company entered into a new $50 million senior secured credit agreement with lenders party thereto from time to time (“Lenders”) and BRS, as administrative agent for the Lenders (“Senior Secured Debt”) (see Note 2 – “Long-Term Debt”). The proceeds of the Senior Secured Debt, together with the proceeds from the Depositary Share Offering, were used (a) to repay all our outstanding obligations under the then existing senior secured debt in the amount of approximately $77.5 million, (b) to deposit approximately $10.2 million into a segregated account, representing an amount sufficient to pre-fund eight quarterly dividend payments on the Series A Preferred Stock underlying the Depositary Shares issued in the Depositary Share Offering, and (c) to pay transaction related expenses. The remaining proceeds will be used for working capital needs and for general corporate purposes. At March 31, 2022, the Company was in compliance with its debt covenants.

On March 23, 2022, the Company completed the sale and issuance of 6,857,140 shares of the Company’s common stock to certain institutional and individual investors in a registered direct offering. The shares of common stock were sold at a purchase price of $1.75 per share, for aggregate gross proceeds of $12 million and aggregate net proceeds of approximately $11.7 million. The proceeds will be used for working capital needs and for general corporate purposes.

The Company may meet its debt and working capital requirements through a variety of means, including extension, refinancing, equity placements, the sale or other disposition of assets, or reductions in operating costs. The covenants in the Senior Secured Debt do not prohibit the Company’s use of additional equity financing and allow the Company to retain 100% of the proceeds of any common equity financing. The Company does not expect the loan covenants to materially limit its ability to finance its water and agricultural development activities.

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

Cadiz Inc.

Supplemental Cash Flow Information

During the three months ended March 31, 2022, approximately $875,000 in interest payments on the Company’s senior secured debt was paid in cash. There are no scheduled principal payments due on the Senior Secured Debt prior to its maturity.

At March 31, 2022, accruals for cash dividends payable on the Series A Preferred Stock was $1.27 million (see Note 8 – “Common and Preferred Stock”). The cash dividends were paid on April 15, 2022.

The balance of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is comprised of the following:

Cash, Cash Equivalents and Restricted Cash	March 31, 2022	December 31, 2021	March 31, 2021
(in thousands)

Cash and Cash Equivalents	$18,819	$10,965	$18,671
Restricted Cash	1,265	1,288	-
Long Term Restricted Cash	6,338	7,603	134
Cash, Cash Equivalents and Restricted Cash in the Consolidated Statement of Cash Flows	$26,422	$19,856	$18,805

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

Cadiz Inc.

On June 28, 2021, an affiliate of BRS entered into an assignment and assumption agreement (“Assignment”) whereby it agreed to purchase all outstanding obligations under the Company’s then existing senior secured debt for $77.5 million. This Assignment closed on July 2, 2021.

On July 2, 2021, the Company entered into a new $50 million senior secured credit agreement (“Credit Agreement”) with Lenders and BRS, as administrative agent for the Lenders (“Senior Secured Debt”). The Senior Secured Debt will mature on July 2, 2024, unless the maturity is accelerated subject to the terms of the Credit Agreement. Interest is paid quarterly beginning on September 30, 2021 at a rate of seven percent per annum.  The obligations under the Senior Secured Debt are secured by substantially all of the Company’s assets on a first-priority basis (except as otherwise provided in the Credit Agreement). In connection with any repayment or prepayment of the debt, the Company is required to pay a repayment fee equal to the principal amount being repaid or prepaid, multiplied by (i) 2.0%, if such repayment or prepayment is made on or after the six-month anniversary of the closing of the debt and prior to the eighteen-month anniversary of the closing of the debt, (ii) 4.0%, if such repayment or prepayment is made on or after the eighteen-month anniversary of the closing of the debt and prior to the thirty-month anniversary of the closing of the debt, and (iii) 6.0%, if such repayment or prepayment is made at any time after the thirty-month anniversary of the closing of the debt. At any time, the Company will be permitted to prepay the principal of the debt, in whole or in part, provided that such prepayment is accompanied by any accrued interest on such principal amount being prepaid plus the applicable repayment fee described above.

In the event of certain asset sales, the incurrence of indebtedness or a casualty or condemnation event, in each case, under certain circumstances as described in the Credit Agreement, the Company will be required to use a portion of the proceeds to prepay amounts under the debt. In the event of any additional issuance of depositary receipts (“Depositary Receipts”) representing interests in shares of 8.875% Series A Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”) by the Company, the Company will be required to, within five business days after the receipt of the net cash proceeds, apply (i) 50%, in the case of any issuance immediately following the six months anniversary of the closing of the debt and up to and including the one year anniversary of the closing of the debt and (ii) 75%, in the case of any issuance anytime thereafter, of the net cash proceeds to prepay amounts due under the debt (including the applicable repayment fee described above).

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

The proceeds of the Senior Secured Debt were used, together with the proceeds received from the Depositary Share Offering, (a) to repay all of the Company’s outstanding obligations under the then existing senior secured debt, (b) to deposit approximately $10.2 million into a segregated account, representing an amount sufficient to pre-fund eight quarterly dividend payments on the Series A Preferred Stock underlying the Depositary Shares issued in the Depositary Share Offering, and (c) to pay transaction related expenses. The remaining proceeds will be used for working capital needs and for general corporate purposes. In addition, the Company incurred approximately $2.9 million in legal and advisory fees which was recorded as additional debt discount and is being amortized over the term of the Senior Secured Debt.

In connection with the issuance of the Senior Secured Debt, on July 2, 2021 (the “Original Issue Date”) the Company issued to the Lenders two warrants (“A Warrants” and “B Warrants”), each granting an option to purchase 500,000 shares of our common stock (collectively, the “Warrants”). The A Warrants may be exercised any time prior to July 2, 2024 (the “Expiration Date”) and have an exercise price of $17.38 equal to 120% of the closing price per share of our common stock on the Original Issue Date. The B Warrants may be exercised in the period from 180 days after the Original Issue Date to the Expiration Date and have an exercise price of $21.72 equal to 150% of the closing price of our common stock on the Original Issue Date.

As a result of the issuance of the Warrants, which met the criteria for equity classification under applicable GAAP, the Company recorded additional paid-in capital in the amount of $1.9 million which was the fair value of the Warrants on the issuance date. In addition, the fair value of the Warrants was recorded as debt discount and is being amortized over the term of the Senior Secured Debt.

NOTE 3 – STOCK-BASED COMPENSATION PLANS

The Company has issued options and has granted stock awards pursuant to its 2019 Equity Incentive Plan, as described below.

Cadiz Inc.

2019 Equity Incentive Plan

The 2019 Equity Incentive Plan (“2019 EIP”) was approved by stockholders at the July 10, 2019 Annual Meeting. The plan provides for the grant and issuance of up to 1,200,000 shares and options to the Company’s employees, directors and consultants.

Effective July 1, 2021, under the 2019 EIP, each outside director receives $75,000 of cash compensation and receives a deferred stock award consisting of shares of the Company’s common stock with a value equal to $25,000 on June 30 of each year. The award accrues on a quarterly basis, with $18,750 of cash compensation and $6,250 of stock earned for each fiscal quarter in which a director serves. The deferred stock award vests automatically on the January 31 that first follows the award date.

Stock Awards to Directors, Officers, and Consultants

The Company has granted stock awards pursuant to its 2019 EIP.

Of the total 1,200,000 shares reserved under the 2019 Equity Incentive Plan, 1,124,939 shares and restricted stock units (“RSUs”) have been awarded to the Company directors, employees and consultants as of March 31, 2022. Of the 1,124,939 shares and RSUs awarded, 14,243 shares were awarded to the Company’s directors for services performed during the plan year ended June 30, 2021. These shares vested and were issued on January 31, 2022.

825,000 RSUs were granted to employees in April 2021 as long-term equity incentive awards ( “April 2021 RSU Grant”).  Of the 825,000 RSUs granted under the April 2021 RSU Grant, 510,000 RSUs were scheduled to vest upon completion of certain milestones, including (a) 255,000 RSUs which vested in July 2021 upon completion of refinancing of the Company’s then existing senior secured debt and funding to complete the purchase of the Northern Pipeline (“Vesting Event”), and (b) 255,000 RSUs scheduled to vest upon completion of final binding water supply agreement(s) for the delivery of at least 9,500 acre-feet of water per annum to customers. Of the remaining 315,000 RSUs granted under the April 2021 RSU Grant, 60,000 RSUs are scheduled to vest on January 3, 2023, and 255,000 RSUs are scheduled to vest on March 1, 2023. The RSU incentive awards are subject in each case to continued employment with the Company through the vesting date.

Of the 255,000 RSUs earned upon the Vesting Event, the Company issued 158,673 shares net of taxes withheld and paid in cash by the Company.

Upon the change of the Executive Chair on  February 4, 2022, a total of 170,000 unvested RSUs were accelerated and became fully vested as a result of an amended employee agreement, which included 85,000 RSUs scheduled to vest upon completion of final binding water supply agreement(s) and 85,000 RSUs scheduled to vest on March 1, 2023.

Additionally, the Company issued 450,000 of performance stock unites (“PSUs”) upon achievement of certain performance events.  The PSUs vest upon the Company’s common stock achieving price hurdles (“Price Hurdles”) but not sooner than three years from date of grant, including (a) 200,000 PSUs to vest upon a Price Hurdle of $7 per share, (b) 150,000 PSUs to vest upon a Price Hurdle of $9 per share, (c) 50,000 PSUs to vest upon a Price Hurdle of $11 per share, and (d) 50,000 PSUs to vest upon a Price Hurdle of $13 per share and are payable, at the option of the Compensation Committee, in either common stock or cash.  The PSU incentive award is subject to continue employment with the Company through the vesting date.

Cadiz Inc.

The accompanying consolidated statements of operations and comprehensive loss include approximately $433,000 and $146,000 of stock-based compensation expense related to stock awards in the three months ended March 31, 2022 and 2021, respectively.

NOTE 4 – INCOME TAXES

As of March 31, 2022, the Company had net operating loss (“NOL”) carryforwards of approximately $334 million for federal income tax purposes and $268 million for California state income tax purposes. Such carryforwards expire in varying amounts through the year 2038 and 2041 for federal and California purposes, respectively. For federal losses arising in tax years ending after December 31, 2017, the NOL carryforwards are allowed indefinitely. Use of the carryforward amounts is subject to an annual limitation as a result of a previous ownership change and an ownership change that occurred in June 2021.

As of March 31, 2022, the Company had unrecognized tax benefits totaling approximately $0.9 million. None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against deferred tax assets.

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

Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against all deferred assets. Accordingly, no deferred tax asset has been reflected in the accompanying condensed consolidated balance sheet.

NOTE 5 – NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss by the weighted-average common shares outstanding. Options, deferred stock units, convertible debt, convertible preferred shares and warrants were not considered in the computation of net loss per share because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 1,533,000 and 3,442,000 for the three months ended March 31, 2022 and 2021, respectively.

Cadiz Inc.

NOTE 6 – LEASES & PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

The Company has operating leases for right-of-way agreements, corporate offices, vehicles and office equipment. The Company’s leases have remaining lease terms of 1 month to 28 years as of March 31, 2022, some of which include options to extend or terminate the lease. However, the Company is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not included in the lease term or the right-of-use asset and lease liability balances. The Company's current lease arrangements expire in 2049.  The Company does not have any finance leases.

From a lessor standpoint, in February 2016, the Company entered into a lease agreement with Fenner Valley Farms LLC (“FVF”) (the “lessee”), pursuant to which FVF is leasing, for a 99-year term, 2,100 acres owned by Cadiz in San Bernardino County, California, to be used to plant, grow and harvest agricultural crops (“FVF Lease Agreement”).  As consideration for the lease, FVF paid the Company a one-time payment of $12.0 million upon closing.  The Company expects to receive rental income of $420,000 annually over the next five years related to the FVF Lease Agreement.

During the three months ended March 31, 2022, $968,000 on construction in progress was placed into service, which included irrigation systems related to the development of 760 acres of alfalfa.

Depreciation expense on land improvements, buildings, leasehold improvements, machinery and equipment and furniture and fixtures was $121,000 and $103,000 for the three months ended March 31, 2022 and 2021, respectively.

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

NOTE 8 – COMMON AND PREFERRED STOCK

Common Stock

The Company is authorized to issue 70 million shares of Common Stock at a $0.01 par value. As of March 31, 2022, the Company had 50,750,304 shares issued and outstanding.

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

Cadiz Inc.

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

Series 1 Preferred Stock

The Company has issued a total of 10,000 shares of Series 1 Preferred Stock (“Series 1 Preferred Stock”) to certain holders (“Holders”) under certain conversion and exchange agreements entered into in March 2020. Each share of Series 1 Preferred Stock is convertible at any time at the option of the Holder into 405.05 shares of Common Stock. As of March 31, 2022, Holders of Series 1 Preferred Stock exercised their option to convert 9,671 shares of Series 1 Preferred Stock into 3,917,235 shares of Common Stock. The Company has 329 shares of Series 1 Preferred Stock issued and outstanding as of March 31, 2022.

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

Cadiz Inc.

Holders of Series A Preferred Stock, when and as authorized by the Company’s Board of Directors, are entitled to cumulative cash dividends at the rate of 8.875% of the $25,000.00 ($25.00 per Depositary Share) liquidation preference per year (equivalent to $2,218.75 per share per year or $2.21875 per Depositary Share per year). Dividends will be payable quarterly in arrears, on or about the 15th of January, April, July and October, beginning on or about October 15, 2021. As of March 31, 2022, the Company has paid aggregate cash dividends of $2,737,000. On March 25, 2022, the Company’s Board of Directors declared that holders of Series A Preferred stock will receive a cash dividend equal to $550.00 per whole share; therefore, holders of Depositary Shares will receive a cash dividend equal to $0.55 per Depositary Share. The dividend was paid on April 15, 2022 to respective holders of record at of the close of business on April 4, 2022.

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

The Company has 2,300 shares of Series A Preferred Stock issued and outstanding as of March 31, 2022.

Cadiz Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following discussion contains trend analysis and other forward-looking statements. Forward-looking statements can be identified by the use of words such as “intends”, “anticipates”, “believes”, “estimates”, “projects”, “forecasts”, “expects”, “plans” and “proposes”. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. These include, among others, our ability to maximize value from our land and water resources and our ability to obtain new financings as needed to meet our ongoing working capital needs. See additional discussion under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. Our forward-looking statements are made only as of the date hereof. We assume no duty to update these forward-looking statements to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

We are a water resources development company and agribusiness committed to sustainable water and farming projects in California. We are one of the largest private landowners in the state and control significant water supply, storage and conveyance assets capable of being part of the solution to California’s systemic water challenges.

We own approximately 45,000 acres of land with high-quality, naturally recharging groundwater resources in three areas of Southern California’s Mojave Desert – the Cadiz Valley (35,000 acres), Danby Dry Lake (2,000 acres), and the Piute Valley (9,000 acres) (“Cadiz Property”). Our properties represent a unique private reserve of lands with vested water rights located in a remote area of eastern San Bernardino County that is at the crossroads of major highway, rail, energy, and water infrastructure capable of supplying and delivering necessary resources to communities in California and across Western United States.

California and the Western United States face a persistent challenge in meeting the water needs of all of its residents. While the State of California has recognized a Human Right to Water, competing municipal, agricultural and environmental demands outpace the State’s available supply limiting the ability to deliver on that promise. Recent analysis from the California State Water Resources Control Board estimates that more than 1 million Californians lack reliable access to water and several communities are short of long-term safe, reliable and affordable drinking water supplies.

We are principally focused on developing the Cadiz Valley Water Conservation, Recovery and Storage Project (“Water Project”) at our Cadiz Valley property that can help address California’s persistent systemic water challenges and deliver new water access to California communities that presently lack reliable water supplies and infrastructure. Through management of groundwater at the Cadiz Property, the Water Project would conserve groundwater otherwise used for agriculture to augment supply in California communities in need and also make available capacity in the managed groundwater aquifer system at Cadiz to bank and store imported water for future dry years.

Cadiz Inc.

The Water Project has completed extensive environmental review in accordance with local, state and federal law and has secured permits to manage the groundwater aquifer in Cadiz to make available an average of 50,000 acre-feet of water per year for 50 years to communities off of the Cadiz Property. Permitting has also authorized the storage of imported water in the aquifer system to return in dry years.  The Cadiz aquifer system has the capacity to store one million acre-feet of imported water.

To deliver water to and from the Cadiz Property for participating water providers, the Water Project must provide conveyance facilities capable of connecting Cadiz and areas in need.  We own a retired, 30” steel pipeline (“Northern Pipeline”) previously used to convey oil that extends 220-miles from California’s Central Valley near the California Aqueduct southeast across Kern and San Bernardino Counties terminating in Cadiz.  This pipeline crosses the Los Angeles Aqueduct and facilities of the State Water Project. Engineering and technical assessments indicate that the Northern Pipeline can safely convey 25,000 acre-feet of water in either direction. We also maintain a 99-year lease with the Arizona & California Railroad Company (“ARZC”) to co-locate and construct a 43-mile, approximately 55-85” steel water conveyance pipeline (“Southern Pipeline”) within the existing, active railroad right-of-way that intersects the Colorado River Aqueduct (“CRA”), one of Southern California’s primary sources of drinking water in Southern California.  The Southern Pipeline could convey up to approximately 150,000 acre-feet per year in either direction.

To utilize the Northern Pipeline for water conveyance related to the Water Project or to construct and operate the Southern Pipeline in coordination with existing water conveyance facilities, we must complete additional permitting and regulatory processes.

We expect to complete any necessary permitting in coordination with any contract by a third party to use the facility.

Our agricultural operations currently provide the Company’s principal source of revenue, although our working capital needs are not fully supported by our agricultural lease and farming returns at this time. We believe that the ultimate implementation of the Water Project will provide a significant source of future cash flow for the business and our stockholders. We presently rely upon debt and equity financing to support our working capital needs and development of the Water Project (see “Liquidity and Capital Resources”, below).

Our current and future operations also include activities that further our commitments to sustainable stewardship of our land and water resources, good governance and corporate social responsibility. We believe these commitments are important investments that will assist in maintenance of sustained stockholder value.

Results of Operations

Three Months Ended March 31, 2022, Compared to Three Months Ended March 31, 2021

We have not received significant revenues from our water resource and real estate development activity to date. Our revenues have been limited to rental income from our agricultural leases. As a result, we have historically incurred a net loss from operations. We incurred a net loss of $5.9 million in the three months ended March 31, 2022, compared to a $5.9 million net loss during the three months ended March 31, 2021. The higher 2022 loss was primarily due to stock-based non-cash bonus awards to employees.

Cadiz Inc.

Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e., general and administrative expense) and our interest expense. We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

Revenues Revenue totaled $142,000 during the three months ended March 31, 2022, compared to $139,000 for the three months ended March 31, 2021. Revenues primarily related to rental income from our agricultural leases.

General and Administrative Expenses General and Administrative Expenses, exclusive of stock-based compensation costs, totaled $3.4 million in the three months ended March 31, 2022, compared to $3.1 million in the three months ended March 31, 2021.

Compensation costs for stock and option awards for the three months ended March 31, 2022, were $0.4 million, compared to $0.1 million for the three months ended March 31, 2021. The higher 2022 expense was primarily due to stock-based non-cash bonus awards to employees.

Interest Expense, net Net interest expense totaled $2.0 million during the three months ended March 31, 2022 compared to $2.5 million during the same period in 2021. The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	March 31,
	2022	2021

Interest on outstanding debt	$1,424	$2,662
Unrealized (gains) losses on warrants, net	-	(573)
Amortization of debt discount	568	6
Amortization of deferred loan costs	-	447
Other Income	(1)	-

	$1,991	$2,542

Loss from Equity-Method Investments Loss from equity-method investments related to our 50% ownership in the SoCal Hemp JV LLC totaled $134,000 for the three months ended March 31, 2022, compared to $203,000 for the three months ended March 31, 2021.

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

On July 2, 2021, we entered into a $50 million new credit agreement (“Credit Agreement”) (see Note 2 to the Condensed Consolidated Financial Statements – “Long-Term Debt”). The proceeds of the Credit Agreement, together with the proceeds from the Depositary Share Offering, were used to (a) to repay all our outstanding obligations under the then existing senior secured debt in the amount of approximately $77.5 million (b) to deposit approximately $10.2 million into a segregated account, representing an amount sufficient to pre-fund eight quarterly dividend payments on the Series A Preferred Stock underlying the Depositary Shares issued in the Depositary Share Offering, and (c) to pay transaction related expenses. The remaining proceeds will be used for working capital needs and for general corporate purposes.

On March 23, 2022, we completed the sale and issuance of 6,857,140 shares of the Company’s common stock to certain institutional and individual investors in a registered direct offering. The shares of common stock were sold at a purchase price of $1.75 per share, for aggregate gross proceeds of $12 million and aggregate net proceeds of approximately $11.7 million. The proceeds will be used for working capital needs and for general corporate purposes.

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

Cadiz Inc.

Cash Used in Operating Activities. Cash used in operating activities totaled $3.2 million and $2.8 million for the three months ended March 31, 2022 and 2021, respectively. The cash was primarily used to fund general and administration expenses related to our water development efforts and agricultural development efforts.

Cash Used in Investing Activities. Cash used in investing activities totaled $0.6 million for the three months ended March 31, 2022, and $0.7 million for the three months ended March 31, 2021. The cash used in the 2021 period primarily related to development costs for the initial planting of 760 acres of alfalfa. The 2020 period included additions to well development and water quality and structural testing of a five-mile segment of pipeline.

Cash Provided by Financing Activities. Cash provided by financing activities totaled $10.4 million for the three months ended March 31, 2022, compared with cash provided of $14.9 million for the three months ended March 31, 2021. Proceeds from financing activities for both periods reported are primarily related to the issuance of shares under direct and at-the-market offerings.

Outlook

Short-Term Outlook. In March 2022, the registered direct offering of common stock provided net cash proceeds of approximately $11.7 million. These net cash proceeds, together with cash on hand, provide us with sufficient funds to meet our short-term working capital needs.

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

Cadiz Inc.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Reg. 240.12b-2 of the Securities and Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to its Board of Directors. Based on their evaluation as of March 31, 2022, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

Cadiz Inc.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

There have been no material changes to legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

Not applicable.

Cadiz Inc.

ITEM 6.	Exhibits

The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

**10.1	Form of Securities Purchase Agreement

**10.2	Form of Board Observer and Nomination Right Agreement

**10.3	Form of Registration Rights Agreement

**10.4	Employment Agreement between Cadiz Inc. and Susan P. Kennedy dated as of February 4, 2022

**10.5	Letter from Cadiz Inc. to Keith Brackpool dated as of February 4, 2022

* 31.1	Certification of Scott S. Slater, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 31.2	Certification of Stanley E. Speer, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Scott S. Slater, Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Stanley E. Speer, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

* 101.SCH	Inline XBRL Taxonomy Extension Schema Document

* 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

* 101.DEF	Inline XBRL Extension Definition Linkbase Document

* 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

* 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed concurrently herewith.
**	Previously filed.

Cadiz Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cadiz Inc.

By:	/s/ Scott S. Slater	May 12, 2022
	Scott S. Slater	Date
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Stanley E. Speer	May 12, 2022
	Stanley E. Speer	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)