Form 10-Q
period 2022-06-30
CADIZ INC
filed 2022-08-12
CIK 727273

united states

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2022

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

As of August 10, 2022, the Registrant had 50,793,567 shares of common stock, par value $0.01 per share, outstanding.

Fiscal Second Quarter 2022 Quarterly Report on Form 10-Q	Page

Cadiz Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Three Months
	Ended June 30,
($ in thousands, except per share data)	2022	2021

Total revenues	$185	$141

Costs and expenses:
General and administrative	3,405	6,375
Depreciation	172	103

Total costs and expenses	3,577	6,478

Operating loss	(3,392)	(6,337)

Interest expense, net	(2,055)	(4,858)

Loss before income taxes	(5,447)	(11,195)
Income tax expense	(1)	(1)
Loss from equity-method investments	(35)	(366)

Net loss and comprehensive loss	$(5,483)	$(11,562)

Less: Preferred stock dividend	(1,288)	-

Net loss and comprehensive loss applicable to common stock	$(6,771)	$(11,562)

Basic and diluted net loss per common share	$(0.13)	$(0.30)

Basic and diluted weighted average shares outstanding	50,770	39,099

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Six Months
	Ended June 30,
($ in thousands, except per share data)	2022	2021

Total revenues	$328	$280

Costs and expenses:
General and administrative	7,211	9,608
Depreciation	293	206

Total costs and expenses	7,504	9,814

	(7,176)	(9,534)

Interest expense, net	(4,047)	(7,400)

Loss before income taxes	(11,223)	(16,934)
Income tax expense	(3)	(3)
Loss from equity-method investments	(169)	(569)

Net loss and comprehensive loss	$(11,395)	$(17,506)

Less: Preferred stock dividend	(2,553)	-

Net loss and comprehensive loss applicable to common stock	$(13,948)	$(17,506)

Basic and diluted net loss per common share	$(0.29)	$(0.46)

Basic and diluted weighted average shares outstanding	47,619	38,470

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
($ in thousands, except per share data)	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$13,239	$10,965
Restricted cash	1,288	1,288
Accounts receivable	154	270
Prepaid expenses and other current assets	910	691
Total current assets	15,591	13,214

Property, plant, equipment and water programs, net	80,509	78,890
Long-term deposit/prepaid expenses	420	420
Equity-method investments	907	976
Goodwill	3,813	3,813
Right-of-use asset	3,269	3,281
Long-term restricted cash	5,050	7,603
Other assets	4,538	4,296
Total assets	$114,097	$112,493

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$633	$286
Accrued liabilities	1,582	808
Current portion of long-term debt	57	107
Dividend payable	1,288	1,288
Operating lease liabilities	26	24
Total current liabilities	3,586	2,513

Long-term debt, net	47,606	46,477
Long-term lease obligations with related party, net	19,780	18,855
Long-term operating lease liabilities	3,083	3,257
Deferred revenue	750	750
Other long-term liabilities	34	32
Total liabilities	74,839	71,884
Stockholders’ equity:
Preferred stock - $.01 par value; 100,000 shares authorized at June 30, 2022 and December 31, 2021; shares issued and outstanding – 329 at June 30, 2022 and December 31, 2021	1	1
8.875% Series A cumulative, perpetual preferred stock - $.01 par value; 7,500 shares authorized at June 30, 2022 and December 31, 2021; shares issued and outstanding – 2,300 at June 30, 2022 and December 31, 2021	1	-
Common stock - $.01 par value; 70,000,000 shares authorized at June 30, 2022 and December 31, 2021; shares issued and outstanding – 50,770,275 at June 30, 2022 and 43,656,169 at December 31, 2021	506	436
Additional paid-in capital	626,098	613,572
Accumulated deficit	(587,348)	(573,400)
Total stockholders’ equity	39,258	40,609
Total liabilities and stockholders’ deficit	$114,097	$112,493

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months
	Ended June 30,
($ in thousands)	2022	2021

Cash flows from operating activities:
Net loss	$(11,395)	(17,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	293	206
Amortization of debt discount and issuance costs	1,160	2,372
Amortization of right-of-use asset	12	15
Interest expense added to loan principal	-	4,209
Interest expense added to lease liability	913	806
Loss on equity method investments	169	569
Compensation charge for stock and share option awards	856	3,440
Unrealized (gain) loss on warrant derivative liabilities	-	(573)
Changes in operating assets and liabilities:
Accounts receivable	116	(11)
Prepaid expenses and other current assets	(219)	(544)
Other assets	(242)	177
Accounts payable	216	(154)
Lease liabilities	(172)	(175)
Other accrued liabilities	743	1,170

Net cash used in operating activities	(7,550)	(5,999)

Cash flows from investing activities:
Additions to property, plant and equipment and water programs	(1,748)	(20,177)
Contributions to equity-method investments	(100)	(259)

Net cash used in investing activities	(1,848)	(20,436)

Cash flows from financing activities:
Net proceeds from issuance of stock	11,741	30,354
Proceeds from the issuance of warrants	-	4
Dividend payments	(2,553)	-
Principal payments on long-term debt	(69)	(27)

Net cash provided by financing activities	9,119	30,331

Net (decrease) increase in cash, cash equivalents and restricted cash	(279)	3,896

Cash, cash equivalents and restricted cash, beginning of period	19,856	7,424

Cash, cash equivalents and restricted cash, end of period	$19,577	$11,320

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

For the three and six months ended June 30, 2022 ($ in thousands, except share data)

					8.875% Series A Cumulative		Additional		Total
	Common Stock		Preferred Stock		Perpetual Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance as of December 31, 2021	43,656,169	$435	329	$1	2,300	$1	$613,572	$(573,400)	$40,609

Stock-based compensation expense	236,995	2	-	-	-	-	431	-	433
Issuance of shares pursuant to direct offerings	6,857,140	69	-	-	-	-	11,672	-	11,741
Dividends declared on 8.875% series A cumulative perpetual preferred shares ($550 per share)	-	-	-	-	-	-	-	(1,265)	(1,265)
Net loss and comprehensive loss	-	-	-	-	-	-	-	(5,912)	(5,912)

Balance as of March 31, 2022	50,750,304	506	329	$1	2,300	$1	625,675	(580,577)	45,606

Stock-based compensation expense	19,971	-	-	-	-	-	423	-	423
Dividends declared on 8.875% series A cumulative perpetual preferred shares ($560 per share)	-	-	-	-	-	-	-	(1,288)	(1,288)
Net loss and comprehensive loss	-	-	-	-	-	-	-	(5,483)	(5,483)

Balance as of June 30, 2022	50,770,275	506	329	$1	2,300	$1	$626,098	$(587,348)	$39,258

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

For the three and six months ended June 30, 2021 ($ in thousands, except share data)

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2020	36,902,361	$368	7,531	$1	$513,744	$(539,414)	$(25,301)

Stock-based compensation expense	72,229	1	-	-	147	-	148
Reclassification of warrant liability	-	-	-	-	3,179	-	3,179
Issuance of shares pursuant to ATM offerings	1,368,362	13	-	-	14,853	-	14,866
Net loss and comprehensive loss	-	-	-	-	-	(5,944)	(5,944)

Balance as of March 31, 2021	38,342,952	$382	7,531	$1	$531,923	$(545,358)	$(13,052)

Stock-based compensation expense	6,812	-	-	-	3,293	-	3,293
Issuance of shares pursuant to ATM offerings	115,956	1	-	-	1,412	-	1,413
Issuance of shares pursuant to direct offering	1,219,512	12	-	-	14,062	-	14,074
Issuance of shares pursuant to exercise of warrants	362,500	4	-	-	-	-	4
Conversion of preferred shares to common shares	506,312	5	(1,250)	-	(5)	-	-
Issuance of shares to lenders	64,356	1	-	-	764	-	765
Net loss and comprehensive loss	-	-	-	-	-	(11,562)	(11,562)

Balance as of June 30, 2021	40,618,400	405	6,281	1	551,449	(556,920)	(5.065)

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of results for the entire fiscal year ending December 31, 2022.

Liquidity

The Condensed Consolidated Financial Statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.

The Company incurred losses of $11.4 million for the six months ended June 30, 2022, compared to $17.5 million for the six months ended June 30, 2021. The Company had working capital of $12.0 million at June 30, 2022 and used cash in its operations of $7.6 million for the six months ended June 30, 2022. The higher loss in 2021 was primarily due to higher compensation costs recorded related to non-cash stock-based awards to employees and higher interest expense in the 2021 period.

Cash requirements during the six months ended June 30, 2022 primarily reflect certain administrative costs related to the Company’s water project development efforts and the further development of its land and agricultural assets. The Company’s present activities are focused on development of its assets in ways that meet growing long-term demand for access to sustainable water supplies and agricultural products.

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

Cadiz Inc.

On June 29, 2021, the Company entered into an Underwriting Agreement with BRS as representative of the several underwriters named there, to issue and sell an aggregate of 2,000,000 depositary shares (the “Depositary Shares”), as well as 300,000 Depositary Shares sold pursuant to the exercise of an option to purchase additional Depositary Shares (“Depositary Share Offering”), each representing 1/1000th of a share of the 8.875% Series A Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”). The Depositary Share Offering was completed on July 2, 2021 for net proceeds of approximately $54 million.

On July 2, 2021, the Company entered into a new $50 million senior secured credit agreement with lenders party thereto from time to time (“Lenders”) and BRS, as administrative agent for the Lenders (“Senior Secured Debt”) (see Note 2 – “Long-Term Debt”). The proceeds of the Senior Secured Debt, together with the proceeds from the Depositary Share Offering, were used (a) to repay all our outstanding obligations under the then existing senior secured debt in the amount of approximately $77.5 million, (b) to deposit approximately $10.2 million into a segregated account, representing an amount sufficient to pre-fund eight quarterly dividend payments on the Series A Preferred Stock underlying the Depositary Shares issued in the Depositary Share Offering, and (c) to pay transaction related expenses. The remaining proceeds are being used for working capital needs and for general corporate purposes. At June 30, 2022, the Company was in compliance with its debt covenants.

On March 23, 2022, the Company completed the sale and issuance of 6,857,140 shares of the Company’s common stock to certain institutional and individual investors in a registered direct offering. The shares of common stock were sold at a purchase price of $1.75 per share, for aggregate gross proceeds of $12 million and aggregate net proceeds of approximately $11.7 million. The proceeds are being used for working capital needs and for general corporate purposes.

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

Limitations on the Company’s liquidity and ability to raise capital may adversely affect it. Sufficient liquidity is critical to meet the Company’s resource development activities. Although the Company currently expects its sources of capital to be sufficient to meet its near-term liquidity needs, there can be no assurance that its liquidity requirements will continue to be satisfied. If the Company cannot raise needed funds, it might be forced to make substantial reductions in its operating or project development expenses, which could adversely affect its ability to implement its current business plan and ultimately its viability as a company.

Cadiz Inc.

Supplemental Cash Flow Information

During the six months ended June 30, 2022, approximately $1.76 million in interest payments on the Company’s Senior Secured Debt was paid in cash. There are no scheduled principal payments due on the Senior Secured Debt prior to its maturity.

At June 30, 2022, accruals for cash dividends payable on the Series A Preferred Stock was $1.29 million (see Note 8 – “Common and Preferred Stock”). The cash dividends were paid on July 15, 2022.

The balance of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is comprised of the following:

Cash, Cash Equivalents and Restricted Cash	June 30, 2022	December 31, 2021	June 30, 2021
(in thousands)

Cash and Cash Equivalents	$13,239	$10,965	$11,186
Restricted Cash	1,288	1,288	-
Long Term Restricted Cash	5,050	7,603	134
Cash, Cash Equivalents and Restricted Cash in the Consolidated Statement of Cash Flows	$19,577	$19,856	$11,320

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

Cadiz Inc.

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

In the event of certain asset sales, the incurrence of indebtedness or a casualty or condemnation event, in each case, under certain circumstances as described in the Credit Agreement, the Company will be required to use a portion of the proceeds to prepay amounts under the debt. In the event of any additional issuance of depositary receipts (“Depositary Receipts”) representing interests in shares of 8.875% Series A Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”) by the Company, the Company will be required to, within five business days after the receipt of the net cash proceeds, apply 75% of the net cash proceeds to prepay amounts due under the debt (including the applicable repayment fee described above).

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

2019 Equity Incentive Plan

The 2019 Equity Incentive Plan (as amended, the “2019 EIP”), was originally approved by stockholders at the July 10, 2019 Annual Meeting, with an amendment to the plan approved by stockholders at the July 12, 2022 Annual Meeting.  The plan, as amended, provides for the grant and issuance of up to 2,700,000 shares and options to the Company’s employees, directors and consultants.

Cadiz Inc.

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

Of the total 2,700,000 shares reserved under the 2019 EIP, 1,143,011 shares and restricted stock units (“RSUs”) have been awarded to the Company directors, employees and consultants as of June 30, 2022.

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

Additionally, the Company issued 450,000 of performance stock units (“PSUs”) upon achievement of certain performance events. The PSUs vest upon the Company’s common stock achieving price hurdles (“Price Hurdles”) but not sooner than three years from date of grant, including (a) 200,000 PSUs to vest upon a Price Hurdle of $7 per share, (b) 150,000 PSUs to vest upon a Price Hurdle of $9 per share, (c) 50,000 PSUs to vest upon a Price Hurdle of $11 per share, and (d) 50,000 PSUs to vest upon a Price Hurdle of $13 per share and are payable, at the option of the Compensation Committee, in either common stock or cash. The PSU incentive award is subject to continue employment with the Company through the vesting date.

The accompanying consolidated statements of operations and comprehensive loss include approximately $856,000 and $3,440,000 of stock-based compensation expense related to stock awards in the six months ended June 30, 2022 and 2021, respectively.

Cadiz Inc.

NOTE 4 – INCOME TAXES

As of June 30, 2022, the Company had net operating loss (“NOL”) carryforwards of approximately $338 million for federal income tax purposes and $273 million for California state income tax purposes. Such carryforwards expire in varying amounts through the year 2038 and 2041 for federal and California purposes, respectively. For federal losses arising in tax years ending after December 31, 2017, the NOL carryforwards are allowed indefinitely. Use of the carryforward amounts is subject to an annual limitation as a result of a previous ownership change and an ownership change that occurred in June 2021.

As of June 30, 2022, the Company had unrecognized tax benefits totaling approximately $0.9 million. None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against deferred tax assets.

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

NOTE 5 – NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss by the weighted-average common shares outstanding. Options, deferred stock units, convertible debt, convertible preferred shares and warrants were not considered in the computation of net loss per share because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 1,533,000 and 3,196,000 for the three months ended June 30, 2022 and 2021, respectively; and 1,533,000 and 2,903,000 for the six months ended June 30, 2022 and 2021, respectively.

Cadiz Inc.

NOTE 6 – LEASES & PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

The Company has operating leases for right-of-way agreements, corporate offices, vehicles and office equipment. The Company’s leases have remaining lease terms of 1 month to 28 years as of June 30, 2022, some of which include options to extend or terminate the lease. However, the Company is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not included in the lease term or the right-of-use asset and lease liability balances. The Company's current lease arrangements expire in 2049. The Company does not have any finance leases.

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

During the six months ended June 30, 2022, $3,024,000 of construction in progress was placed into service, which included land development, irrigation systems and stand establishment related to the planting of 760 acres of alfalfa.

Depreciation expense on land improvements, buildings, leasehold improvements, machinery and equipment and furniture and fixtures was $293,000 and $206,000 for the six months ended June 30, 2022 and 2021, respectively.

NOTE 7 – COMMON AND PREFERRED STOCK

Common Stock

The Company is authorized to issue 70 million shares of Common Stock at a $0.01 par value. As of June 30, 2022, the Company had 50,770,275 shares issued and outstanding.

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

Cadiz Inc.

Series 1 Preferred Stock

The Company has issued a total of 10,000 shares of Series 1 Preferred Stock (“Series 1 Preferred Stock”) to certain holders (“Holders”) under certain conversion and exchange agreements entered into in March 2020. Each share of Series 1 Preferred Stock is convertible at any time at the option of the Holder into 405.05 shares of Common Stock. As of June 30, 2022, Holders of Series 1 Preferred Stock exercised their option to convert 9,671 shares of Series 1 Preferred Stock into 3,917,235 shares of Common Stock. The Company has 329 shares of Series 1 Preferred Stock issued and outstanding as of June 30, 2022.

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

Holders of Series A Preferred Stock, when and as authorized by the Company’s Board of Directors, are entitled to cumulative cash dividends at the rate of 8.875% of the $25,000.00 ($25.00 per Depositary Share) liquidation preference per year (equivalent to $2,218.75 per share per year or $2.21875 per Depositary Share per year). Dividends will be payable quarterly in arrears, on or about the 15th of January, April, July and October, beginning on or about October 15, 2021. As of June 30, 2022, the Company has paid aggregate cash dividends of $4,002,000. On June 17, 2022, the Company’s Board of Directors declared that holders of Series A Preferred stock will receive a cash dividend equal to $560.00 per whole share; therefore, holders of Depositary Shares received a cash dividend equal to $0.56 per Depositary Share. The dividend was paid on July 15, 2022 to respective holders of record as of the close of business on July 1, 2022.

Cadiz Inc.

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

The Company has 2,300 shares of Series A Preferred Stock issued and outstanding as of June 30, 2022.

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

We are a water solutions company and agribusiness committed to sustainable water and farming projects in California. We are one of the largest private landowners in the state and control significant water supply, storage and conveyance assets capable of being part of the solution to California’s systemic water challenges.

We own approximately 45,000 acres of land with high-quality, naturally-recharging groundwater resources in three areas of Southern California’s Mojave Desert – the Cadiz Valley (35,000 acres), Danby Dry Lake (2,000 acres), and the Piute Valley (9,000 acres) (“Cadiz Property”). Our properties represent a unique private reserve of lands with vested water rights located in a remote area of eastern San Bernardino County that is at the crossroads of major highway, rail, energy, and water infrastructure capable of supplying and delivering necessary resources to communities in California and across the Western United States.

California and the Western United States face a persistent challenge in meeting the water needs of all of its residents. While the State of California has recognized a Human Right to Water, competing municipal, agricultural and environmental demands outpace the State’s available supply limiting the ability to deliver on that promise. Recent analysis from the California State Water Resources Control Board estimates that approximately 1 million Californians lack reliable access to water and several communities are short of long-term safe, reliable and affordable drinking water supplies.

We are principally focused on developing the Cadiz Valley Water Conservation and Storage Project (“Water Project”) at our Cadiz Valley property that can help address California’s persistent systemic water challenges and deliver new water access to California communities that presently lack reliable water supplies and infrastructure. Through management of groundwater at the Cadiz Property, the Water Project would conserve groundwater otherwise used for agriculture or lost to evaporation to augment supply available in California communities and also make available capacity in the managed groundwater aquifer system at Cadiz to bank and store imported water for future dry years.

Cadiz Inc.

The Water Project has completed extensive environmental review in accordance with local, state and federal law and has secured permits to manage the groundwater aquifer in Cadiz to make available an average of 50,000 acre-feet of water per year for 50 years to communities off of the Cadiz Property. Permitting has also authorized the storage of imported water in the aquifer system for return in dry years. The Cadiz aquifer system has the capacity to store one million acre-feet of imported water.

To deliver water to and from the Cadiz Property for participating water providers, the Water Project must provide conveyance facilities capable of connecting Cadiz and areas in need. We own a retired, 30” steel pipeline (“Northern Pipeline”) previously used to convey oil that extends 220-miles from California’s Central Valley near the California Aqueduct southeast across Kern and San Bernardino Counties terminating in Cadiz. This pipeline crosses the Los Angeles Aqueduct and facilities of the State Water Project. Engineering and technical assessments indicate that the Northern Pipeline can safely convey 25,000 acre-feet of water in either direction. We also maintain a 99-year lease with the Arizona & California Railroad Company (“ARZC”) to co-locate and construct a 43-mile, approximately 55-85” steel water conveyance pipeline (“Southern Pipeline”) within the existing, active railroad right-of-way that intersects the Colorado River Aqueduct (“CRA”), one of Southern California’s primary sources of drinking water in Southern California. The Southern Pipeline would have a maximum capacity to convey up to 150,000 acre-feet per year in either direction.

To utilize the Northern Pipeline for water conveyance related to the Water Project or to construct and operate the Southern Pipeline in coordination with existing water conveyance facilities, we must complete additional permitting and regulatory processes.

We expect to complete any necessary permitting in coordination with any contract by a third party to use the facilities.

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

Results of Operations

Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021

We have not received significant revenues from our water resource and real estate development activity to date. Our revenues have been limited to rental income from our agricultural leases. As a result, we have historically incurred a net loss from operations. We incurred a net loss of $5.5 million in the three months ended June 30, 2022, compared to a $11.6 million net loss during the three months ended June 30, 2021. The higher 2021 loss was primarily due to stock-based non-cash bonus awards to employees and higher interest expense in that period.

Cadiz Inc.

Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e., general and administrative expense) and our interest expense. We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

Revenues Revenue totaled $185,000 during the three months ended June 30, 2022, compared to $141,000 for the three months ended June 30, 2021. Revenues primarily related to rental income from our agricultural leases.

General and Administrative Expenses General and Administrative Expenses, exclusive of stock-based compensation costs, totaled $3.0 million in the three months ended June 30, 2022, compared to $3.1 million in the three months ended June 30, 2021.

Compensation costs for stock and option awards for the three months ended June 30, 2022, were $0.4 million, compared to $3.3 million for the three months ended June 30, 2021. The higher 2021 expense was primarily due to stock-based non-cash bonus awards to employees.

Depreciation Depreciation expense totaled $172,000 during the three months ended June 30, 2022, compared to $103,000 during the three months ended June 30, 2021. The higher 2022 depreciation expense is primarily due to construction in progress placed into service in June 2022, which included stand establishment and land improvements related to the planting of 760 acres of alfalfa.

Interest Expense, net Net interest expense totaled $2.1 million during the three months ended June 30, 2022 compared to $4.9 million during the same period in 2021. The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	June 30,
	2022	2021

Interest on outstanding debt	$1,463	$2,939
Amortization of debt discount	592	6
Amortization of deferred loan costs	-	1,913

	$2,055	$4,858

Loss from Equity-Method Investments Loss from equity-method investments related to our 50% ownership in the SoCal Hemp JV LLC totaled $35,000 for the three months ended June 30, 2022, compared to $366,000 for the three months ended June 30, 2021.

Cadiz Inc.

Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2021

We incurred a net loss of $11.4 million in the six months ended June 30, 2022, compared to a $17.5 million net loss during the six months ended June 30, 2021. The higher 2021 loss was primarily due to stock-based non-cash bonus awards to employees and higher interest expense in that period.

Revenues Revenue totaled $328,000 during the six months ended June 30, 2022, compared to $280,000 for the six months ended June 30, 2021. Revenues primarily related to rental income from our agricultural leases.

General and Administrative Expenses General and Administrative Expenses, exclusive of stock-based compensation costs, totaled $6.3 million in the six months ended June 30, 2022, compared to $6.2 million in the six months ended June 30, 2021.

Compensation costs for stock and option awards for the six months ended June 30, 2022, were $0.9 million, compared to $3.4 million for the six months ended June 30, 2021. The higher 2021 expense was primarily due to stock-based non-cash bonus awards to employees.

Depreciation Depreciation expense totaled $293,000 during the six months ended June 30, 2022, compared to $206,000 during the six months ended June 30, 2021. The higher 2022 depreciation expense is primarily due to construction in progress placed into service in June 2022, which included land development and stand establishment related to the planting of 760 acres of alfalfa.

Interest Expense, net Net interest expense totaled $4.0 million during the six months ended June 30, 2022 compared to $7.4 million during the same period in 2021. The following table summarizes the components of net interest expense for the two periods (in thousands):

	Six Months Ended
	June 30,
	2022	2021

Interest on outstanding debt	$2,887	$5,601
Unrealized (gains) losses on warrants, net	-	(573)
Amortization of debt discount	1,160	12
Amortization of deferred loan costs	-	2,360

	$4,047	$7,400

Loss from Equity-Method Investments Loss from equity-method investments related to our 50% ownership in the SoCal Hemp JV LLC totaled $169,000 for the six months ended June 30, 2022, compared to $569,000 for the six months ended June 30, 2021.

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

On July 2, 2021, we entered into a $50 million new credit agreement (“Credit Agreement”) (see Note 2 to the Condensed Consolidated Financial Statements – “Long-Term Debt”). The proceeds of the Credit Agreement, together with the proceeds from the Depositary Share Offering, were used to (a) to repay all our outstanding obligations under the then existing senior secured debt in the amount of approximately $77.5 million (b) to deposit approximately $10.2 million into a segregated account, representing an amount sufficient to pre-fund eight quarterly dividend payments on the Series A Preferred Stock underlying the Depositary Shares issued in the Depositary Share Offering, and (c) to pay transaction related expenses. The remaining proceeds are being used for working capital needs and for general corporate purposes.

On March 23, 2022, we completed the sale and issuance of 6,857,140 shares of the Company’s common stock to certain institutional and individual investors in a registered direct offering. The shares of common stock were sold at a purchase price of $1.75 per share, for aggregate gross proceeds of $12 million and aggregate net proceeds of approximately $11.7 million. The proceeds are being used for working capital needs and for general corporate purposes.

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

Cadiz Inc.

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

Cash Used in Operating Activities. Cash used in operating activities totaled $7.6 million and $6.0 million for the six months ended June 30, 2022 and 2021, respectively. The cash was primarily used to fund general and administration expenses related to our water development efforts and agricultural development efforts.

Cash Used in Investing Activities. Cash used in investing activities totaled $1.8 million for the six months ended June 30, 2022, and $20.4 million for the six months ended June 30, 2021. The cash used in the 2022 period primarily related to development costs for the initial planting of 760 acres of alfalfa. The 2021 period included additions to well development and water quality and structural testing of a five-mile segment of pipeline.

Cash Provided by Financing Activities. Cash provided by financing activities totaled $9.1 million for the six months ended June 30, 2022, compared with cash provided of $30.3 million for the six months ended June 30, 2021. Proceeds from financing activities for both periods reported are primarily related to the issuance of shares under direct and at-the-market offerings.

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

Cadiz Inc.

Recent Accounting Pronouncements

See Note 1 to the Condensed Consolidated Financial Statements – “Basis of Presentation”.

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Reg. 240.12b-2 of the Securities and Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.   Controls and Procedures

Disclosure Controls and Procedures

The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to its Board of Directors. Based on their evaluation as of June 30, 2022, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

As reported in our Annual Report on Form 10-K for the year ended December 31, 2021 in March 2021, two lawsuits were filed by The Native American Land Conservancy/National Park Conservation Association and Center for Biological Diversity/Defenders of Wildlife/Sierra Club against the United States Department of the Interior, Bureau of Land Management (“BLM”) and agency decision makers in United States District Court for the Central District of California (the “Court”) related to two right-of-way permits granted in December 2020 to our subsidiary CRE LLC that now enable us to transport water through the Northern Pipeline over BLM managed lands. (approx. 58 miles of the 220 mile pipeline). The lawsuits allege violations by BLM of various regulations in its issuance of the rights-of-way and seek to cause BLM to conduct additional environmental review and consultation. In August 2021, the Company was recognized by the Court as an Intervening Defendant.

In December 2021, counsel for BLM filed Motions for Voluntary Remand (“Motions”) in both cases, seeking to remand the permits back to the BLM for additional environmental review. We believe the record reflects that the permits were properly issued to us and that our conversion of this existing oil pipeline for water conveyance will not cause any disturbance or adverse impacts to the public lands.

In March 2022, we filed opposition to the Motions, and on May 5, 2022, the Court held a hearing on the Motions. Following oral argument, the Motions were taken under submission and a final ruling has not yet been issued by the Court.

While we continue to believe the lawsuits are without merit, we cannot reasonably predict the outcome of the Motions or the cases at this time.

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

Cadiz Inc.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

Not applicable.

Cadiz Inc.

ITEM 6.	Exhibits

The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

* 3.1	Cadiz Certificate of Incorporation, as amended

* 3.2	Cadiz Bylaws, as amended

* 10.1	2019 Equity Incentive Plan, as amended

* 31.1	Certification of Scott S. Slater, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 31.2	Certification of Stanley E. Speer, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 32.1	Certification of Scott S. Slater, Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 32.2	Certification of Stanley E. Speer, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

* 101.SCH	Inline XBRL Taxonomy Extension Schema Document

* 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

* 101.DEF	Inline XBRL Extension Definition Linkbase Document

* 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

* 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

__________________________

*	Filed concurrently herewith.

Cadiz Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cadiz Inc.

By:	/s/ Scott S. Slater	August 12, 2022
	Scott S. Slater	Date
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Stanley E. Speer	August 12, 2022
	Stanley E. Speer	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)