Form 10-Q
period 2022-09-30
CADIZ INC
filed 2022-11-14
CIK 727273

united states

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2022

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

As of November 14, 2022, the Registrant had 55,823,810 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Three Months
	Ended September 30,
($ in thousands, except per share data)	2022	2021

Total revenues	$599	$142

Costs and expenses:
Cost of goods sold	1,163	-
General and administrative	3,770	4,202
Depreciation	180	107

Total costs and expenses	5,043	4,309

Operating loss	(4,444)	(4,167)

Interest expense, net	(2,097)	(2,000)
Loss on extinguishment of debt	-	(1,399)

Loss before income taxes	(6,541)	(7,566)
Income tax expense	(2)	(2)
Loss from equity-method investments	(2)	(271)

Net loss and comprehensive loss	$(6,545)	$(7,839)

Less: Preferred stock dividend	(1,265)	(1,449)

Net loss and comprehensive loss applicable to common stock	$(7,810)	$(9,288)

Basic and diluted net loss per common share	$(0.15)	$(0.22)

Basic and diluted weighted average shares outstanding	50,793	41,855

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Nine Months
	Ended September 30,
($ in thousands, except per share data)	2022	2021

Total revenues	$927	$422

Costs and expenses:
Cost of goods sold	1,163	-
General and administrative	10,911	13,810
Depreciation	473	313

Total costs and expenses	12,547	14,123

Operating loss	(11,620)	(13,701)

Interest expense, net	(6,144)	(9,400)
Loss on extinguishment of debt	-	(1,399)

Loss before income taxes	(17,764)	(24,500)
Income tax expense	(5)	(5)
Loss from equity-method investments	(171)	(840)

Net loss and comprehensive loss	$(17,940)	$(25,345)

Less: Preferred stock dividend	(3,818)	(1,449)

Net loss and comprehensive loss applicable to common stock	$(21,758)	$(26,794)

Basic and diluted net loss per common share	$(0.45)	$(0.68)

Basic and diluted weighted average shares outstanding	48,689	39,611

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
($ in thousands, except per share data)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$6,957	$10,965
Restricted cash	1,265	1,288
Accounts receivable	546	270
Inventories	335	-
Prepaid expenses and other current assets	814	691
Total current assets	9,917	13,214

Property, plant, equipment and water programs, net	80,771	78,890
Long-term deposit/prepaid expenses	420	420
Equity-method investments	906	976
Goodwill	3,813	3,813
Right-of-use asset	-	3,281
Long-term restricted cash	3,785	7,603
Other assets	4,510	4,296
Total assets	$104,122	$112,493

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$462	$286
Accrued liabilities	907	808
Current portion of long-term debt	148	107
Dividend payable	1,265	1,288
Operating lease liabilities	-	24
Total current liabilities	2,782	2,513

Long-term debt, net	48,353	46,477
Long-term lease obligations with related party, net	20,263	18,855
Long-term operating lease liabilities	-	3,257
Deferred revenue	750	750
Other long-term liabilities	35	32
Total liabilities	72,183	71,884

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock - $.01 par value; 100,000 shares authorized at September 30, 2022 and December 31, 2021; shares issued and outstanding – 329 at September 30, 2022 and December 31, 2021	1	1
8.875% Series A cumulative, perpetual preferred stock - $.01 par value; 7,500 shares authorized at September 30, 2022 and December 31, 2021; shares issued and outstanding – 2,300 at September 30, 2022 and December 31, 2021	1	-
Common stock - $.01 par value; 70,000,000 shares authorized at September 30, 2022 and December 31, 2021; shares issued and outstanding – 50,793,567 at September 30, 2022 and 43,656,169 at December 31, 2021	506	436
Additional paid-in capital	626,589	613,572
Accumulated deficit	(595,158)	(573,400)
Total stockholders’ equity	31,939	40,609
Total liabilities and stockholders’ equity	$104,122	$112,493

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months
	Ended September 30,
($ in thousands)	2022	2021

Cash flows from operating activities:
Net loss	$(17,940)	(25,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	473	313
Amortization of debt discount and issuance costs	1,777	2,911
Amortization of right-of-use asset	18	15
Interest expense added to loan principal	-	4,265
Interest expense added to lease liability	1,390	1,227
Loss on equity method investments	171	840
Loss on debt conversion and extinguishment of debt	-	1,399
Compensation charge for stock and share option awards	1,348	4,136
Unrealized (gain) loss on warrant derivative liabilities	-	(573)
Changes in operating assets and liabilities:
Accounts receivable	(276)	(28)
Inventories	(335)	-
Prepaid expenses and other current assets	(43)	(46)
Other assets	(214)	206
Accounts payable	253	91
Lease liabilities	(98)	(95)
Other accrued liabilities	102	1,041
Net cash used in operating activities	(13,374)	(9,643)

Cash flows from investing activities:
Additions to property, plant and equipment and water programs	(2,432)	(21,094)
Contributions to equity-method investments	(101)	(435)
Net cash used in investing activities	(2,533)	(21,529)

Cash flows from financing activities:
Net proceeds from issuance of stock	11,741	32,459
Net proceeds from the issuance of 8.875% series A cumulative, perpetual preferred stock	-	54,209
Proceeds from the issuance of long-term debt	275	50,137
Issuance costs of long-term debt	-	(2,878)
Proceeds from the exercise of warrants	-	4
Dividend payments	(3,841)	-
Principal payments on long-term debt	(117)	(77,559)
Costs of extinguishment of debt	-	(2,525)
Taxes paid related to net settlement of equity awards	-	(1,184)
Net cash provided by financing activities	8,058	52,663

Net (decrease) increase in cash, cash equivalents and restricted cash	(7,849)	21,491

Cash, cash equivalents and restricted cash, beginning of period	19,856	7,424

Cash, cash equivalents and restricted cash, end of period	$12,007	$28,915

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.
Condensed Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)

For the three and nine months ended September 30, 2022 ($ in thousands, except share data)

					8.875% Series A Cumulative		Additional		Total
	Common Stock		Preferred Stock		Perpetual Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	43,656,169	$435	329	$1	2,300	$1	$613,572	$(573,400)	$40,609

Stock-based compensation expense	236,995	2	-	-	-	-	431	-	433
Issuance of shares pursuant to direct offerings	6,857,140	69	-	-	-	-	11,672	-	11,741
Dividends declared on 8.875% series A cumulative perpetual preferred shares ($550 per share)	-	-	-	-	-	-	-	(1,265)	(1,265)
Net loss and comprehensive loss	-	-	-	-	-	-	-	(5,912)	(5,912)

Balance as of March 31, 2022	50,750,304	506	329	$1	2,300	$1	625,675	(580,577)	45,606

Stock-based compensation expense	19,971	-	-	-	-	-	423	-	423
Dividends declared on 8.875% series A cumulative perpetual preferred shares ($560 per share)	-	-	-	-	-	-	-	(1,288)	(1,288)
Net loss and comprehensive loss	-	-	-	-	-	-	-	(5,483)	(5,483)

Balance as of June 30, 2022	50,770,275	506	329	$1	2,300	$1	$626,098	$(587,348)	$39,258

Stock-based compensation Expense	23,292	-	-	-	-	-	491	-	491
Dividends declared on 8.875% series A cumulative perpetual preferred shares ($550 per share)	-	-	-	-	-	-	-	(1,265)	(1,265)
Net loss and comprehensive loss	-	-	-	-	-	-	-	(6,545)	(6,545)

Balance as of September 30, 2022	50,793,567	506	329	$1	2,300	$1	$626,589	$(595,158)	$31,939

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.
Condensed Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)

For the three and nine months ended September 30, 2021 ($ in thousands, except share data)

					8.875% Series A Cumulative		Additional		Total
	Common Stock		Preferred Stock		Perpetual Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	36,902,361	$368	7,531	$1	-	$-	$513,744	$(539,414)	$(25,301)

Stock-based compensation expense	72,229	1	-	-	-	-	147	-	148
Reclassification of warrant liability	-	-	-	-	-	-	3,179	-	3,179
Issuance of shares pursuant to ATM offerings	1,368,362	13	-	-	-	-	14,853	-	14,866
Net loss and comprehensive loss	-	-	-	-	-	-	-	(5,944)	(5,944)

Balance as of March 31, 2021	38,342,952	382	7,531	1	-	-	531,923	(545,358)	(13,052)

Stock-based compensation expense	6,812	-	-	-	-	-	3,293	-	3,293
Issuance of shares pursuant to ATM offerings	115,956	1	-	-	-	-	1,412	-	1,413
Issuance of shares pursuant to direct offering	1,219,512	12	-	-	-	-	14,062	-	14,074
Issuance of shares pursuant to exercise of warrants	362,500	4	-	-	-	-	-	-	4
Conversion of preferred shares to common shares	506,312	5	(1,250)	-	-	-	(5)	-	-
Issuance of shares to lenders	64,356	-	-	-	-	-	764	-	765
Net loss and comprehensive loss	-	-	-	-	-	-	-	(11,562)	(11,562)

Balance as of June 30, 2021	40,618,400	405	6,281	1	-	-	551,449	(556,920)	(5,065)

Stock-based compensation expense	1,335	-	-	-	-	-	697	-	697
Issuance of restricted stock units	158,673	1	-	-	-	-	-	-	1
Net settlement for taxes related to equity awards	-	-	-	-	-	-	(1,184)		(1,184)
Issuance of shares pursuant to ATM offerings	165,000	2	-	-	-	--	2,101	-	2,103
Conversion of preferred shares to common shares	1,265,780	13	(3,125)	-	-	-	(13)	-	-
Issuance of 8.875% series A cumulative perpetual preferred shares	-	-	-	-	2,300	-	54,209	-	54,209
Issuance of warrants	-	-	-	-	-	-	1,795	-	1,795
Issuance of shares to lenders	299,210	3	-	-	-	-	3,848		3,851
Dividends declared on 8.875% series A cumulative perpetual preferred shares ($630.00 per share)	-	-	-	-	-	-	-	(1,449)	(1,449)
Net loss and comprehensive loss	-	-	-	-	-	-	-	(7,839)	(7,839)
Balance as of September 30, 2021	42,508,398	$424	3,156	$1	2,300	$-	$612,902	$(566.208)	$47,119

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of results for the entire fiscal year ending December 31, 2022.

Liquidity

The Condensed Consolidated Financial Statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.

The Company incurred losses of $17.9 million for the nine months ended September 30, 2022, compared to $25.3 million for the nine months ended September 30, 2021. The Company had working capital of $7.1 million at September 30, 2022 and used cash in its operations of $13.4 million for the nine months ended September 30, 2022. The higher loss in 2021 was primarily due to higher compensation costs recorded related to non-cash stock-based awards to employees and higher interest expense in the 2021 period.

Cash requirements during the nine months ended September 30, 2022 primarily reflect certain administrative costs related to the Company’s water project development efforts and the further development of its land and agricultural assets. The Company’s present activities are focused on the development of its assets in ways that meet growing long-term demand for access to sustainable water supplies and agricultural products.

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

On July 2, 2021, the Company entered into a new $50 million senior secured credit agreement with lenders party thereto from time to time (“Lenders”) and BRS, as administrative agent for the Lenders (“Senior Secured Debt”) (see Note 2 – “Long-Term Debt”). The proceeds of the Senior Secured Debt, together with the proceeds from the Depositary Share Offering, were used (a) to repay all our outstanding obligations under the then existing senior secured debt in the amount of approximately $77.5 million, (b) to deposit approximately $10.2 million into a segregated account, representing an amount sufficient to pre-fund eight quarterly dividend payments on the Series A Preferred Stock underlying the Depositary Shares issued in the Depositary Share Offering, and (c) to pay transaction related expenses. The remaining proceeds are being used for working capital needs and for general corporate purposes. At September 30, 2022, the Company was in compliance with its debt covenants.

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

On November 14, 2022, the Company completed the sale and issuance of 5,000,000 shares of the Company’s common stock to certain institutional investors in a registered direct offering. The shares of common stock were sold at a purchase price of $2.00 per share, for aggregate gross proceeds of $10 million and aggregate net proceeds of approximately $9.85 million. The Company plans to use the net cash proceeds for capital expenditures to accelerate development of the Water Project, working capital and development of additional water resources to meet increased demand on an accelerated timetable.

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

Supplemental Cash Flow Information

During the nine months ended September 30, 2022, approximately $2.65 million in interest payments on the Company’s Senior Secured Debt was paid in cash. There are no scheduled principal payments due on the Senior Secured Debt prior to its maturity.

At September 30, 2022, accruals for cash dividends payable on the Series A Preferred Stock was $1.265 million (see Note 7 – “Common and Preferred Stock”). The cash dividends were paid on October 14, 2022.

The balance of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is comprised of the following:

Cash, Cash Equivalents and Restricted Cash	September 30, 2022	December 31, 2021	September 30, 2021
(in thousands)

Cash and Cash Equivalents	$6,957	$10,965	$18,575
Restricted Cash	1,265	1,288	1,449
Long Term Restricted Cash	3,785	7,603	8,891
Cash, Cash Equivalents and Restricted Cash in the Consolidated Statement of Cash Flows	$12,007	$19,856	$28,915

The restricted cash amounts primarily represent funds deposited into a segregated account, representing an amount sufficient to pre-fund quarterly dividend payments on Series A Preferred Stock underlying the Depositary Shares issued in the Depositary Share Offering through approximately July 2023.

Recent Accounting Pronouncements

Accounting Guidance Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which introduces new guidance for the accounting for credit losses on certain financial instruments. This update is effective for fiscal years beginning after December 15, 2022, and for interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing this new guidance and expects this new standard will not have a material impact on the consolidated financial statements.

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

As a result of the issuance of the Warrants, which met the criteria for equity classification under applicable GAAP, the Company recorded additional paid-in capital in the amount of $1.9 million which was the fair value of the Warrants on the issuance date. In addition, the fair value of the Warrants was recorded as debt discount and is being amortized over the term of the Senior Secured Debt.  All of the Warrants remain outstanding as of September 30, 2022.

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

Cadiz Inc.

Effective July 1, 2021, under the 2019 EIP, each outside director receives $75,000 of cash compensation and receives a deferred stock award consisting of shares of the Company’s common stock with a value equal to $25,000 on June 30 of each year. The award accrues on a quarterly basis, with $18,750 of cash compensation and $6,250 of stock earned for each fiscal quarter in which a director serves. The deferred stock award vests automatically on the January 31st that first follows the award date.

Stock Awards to Directors, Officers, and Consultants

The Company has granted stock awards pursuant to its 2019 EIP.

Of the total 2,700,000 shares reserved under the 2019 EIP, 1,741,503 shares and restricted stock units (“RSUs”) have been awarded to the Company directors, employees and consultants as of September 30, 2022.

825,000 RSUs were granted to employees in April 2021 as long-term equity incentive awards ( “April 2021 RSU Grant”). Of the 825,000 RSUs granted under the April 2021 RSU Grant, 510,000 RSUs were scheduled to vest upon completion of certain milestones, including (a) 255,000 RSUs which vested in July 2021 upon completion of refinancing of the Company’s then existing senior secured debt and funding to complete the purchase of the Northern Pipeline (“Vesting Event”), and (b) 255,000 RSUs scheduled to vest upon completion of final binding water supply agreement(s) for the delivery of at least 9,500 acre-feet of water per annum to customers. Of the remaining 315,000 RSUs granted under the April 2021 RSU Grant, 60,000 RSUs are scheduled to vest on January 3, 2023, and 255,000 RSUs are scheduled to vest on March 1, 2023. Additionally, in July 2022, 60,000 RSUs were granted to employees as long-term equity incentive awards ( “July 2022 RSU Grant”). The RSUs granted under the July 2022 RSU Grant are scheduled to vest on January 2, 2024. The RSU incentive awards are subject in each case to continued employment with the Company through the vesting date.

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

Additionally, the Company issued 450,000 performance stock units (“PSUs”) upon achievement of certain performance events. The PSUs vest upon the Company’s common stock achieving price hurdles (“Price Hurdles”) but not sooner than three years from date of grant, including (a) 200,000 PSUs to vest upon a Price Hurdle of $7 per share, (b) 150,000 PSUs to vest upon a Price Hurdle of $9 per share, (c) 50,000 PSUs to vest upon a Price Hurdle of $11 per share, and (d) 50,000 PSUs to vest upon a Price Hurdle of $13 per share and are payable, at the option of the Compensation Committee, in either common stock or cash. The PSU incentive award is subject to continue employment with the Company through the vesting date.

Cadiz Inc.

The accompanying consolidated statements of operations and comprehensive loss include stock-based compensation expense of approximately $492,000 and $696,000 in the three months ended September 30, 2022 and 2021, respectively, and $1,348,000 and $4,136,000 in the nine months ended September 30, 2022 and 2021, respectively.

NOTE 4 – INCOME TAXES

As of September 30, 2022, the Company had net operating loss (“NOL”) carryforwards of approximately $343 million for federal income tax purposes and $278 million for California state income tax purposes. Such carryforwards expire in varying amounts through the year 2038 and 2041 for federal and California purposes, respectively. For federal losses arising in tax years ending after December 31, 2017, the NOL carryforwards are allowed indefinitely. Use of the carryforward amounts is subject to an annual limitation as a result of a previous ownership change and an ownership change that occurred in June of 2021.

As of September 30, 2022, the Company had unrecognized tax benefits totaling approximately $0.9 million. None of these, if recognized, would affect the Company's effective tax rate because the Company has recorded a full valuation allowance against these assets.

The Company's tax years 2019 through 2021 remain subject to examination by the Internal Revenue Service, and tax years 2018 through 2021 remain subject to examination by California tax jurisdictions. In addition, the Company's loss carryforward amounts are generally subject to examination and adjustment for a period of three years for federal tax purposes and four years for California purposes, beginning when such carryovers are utilized to reduce taxes in a future tax year.

Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against these assets. Accordingly, no deferred tax asset has been reflected in the accompanying condensed consolidated balance sheet.

NOTE 5 – NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss by the weighted-average common shares outstanding. Options, deferred stock units, convertible debt, convertible preferred shares and warrants were not considered in the computation of net loss per share because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 2,033,000 and 3,462,000 for the three months ended September 30, 2022 and 2021, respectively; and 1,702,000 and 3,316,000 for the nine months ended September 30, 2022 and 2021, respectively.

Cadiz Inc.

NOTE 6 – LEASES & PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

The Company has operating leases for its corporate offices and office equipment. The Company’s leases have remaining lease terms of 1 month as of September 30, 2022, some of which include options to extend or terminate the lease. However, the Company is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not included in the lease term. The Company's current lease arrangements expire in the fourth quarter of 2022.  The Company has removed $3.3 million of right-of-use assets and liabilities related to the Bureau of Land Management (“BLM”) rights-of-way leases due to court ruling in September 2022 which vacated the rights-of-way and returned them to the BLM.  The Company will reapply for the rights-of-way and work with the BLM on any additional environmental review required to authorize the conveyance of water in the Northern Pipeline over BLM lands.  The Company does not have any finance leases.

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

During the nine months ended September 30, 2022, $3,024,000 of construction in progress was placed into service, which included land development, irrigation systems and stand establishment related to the planting of 610 acres of alfalfa.

Depreciation expense on land improvements, buildings, leasehold improvements, machinery and equipment and furniture and fixtures was $473,000 and $313,000 for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 7 – COMMON AND PREFERRED STOCK

Common Stock

The Company is authorized to issue 70 million shares of Common Stock at a $0.01 par value. As of September 30, 2022, the Company had 50,793,567 shares issued and outstanding.

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

Cadiz Inc.

■

100,000 shares earned upon the commencement of construction of all of the major facilities contemplated in the Final Environmental Impact Report necessary for the completion and delivery of the Water Project, which is not yet earned.

All shares earned upon achievement of any of the remaining two milestones will be payable three years from the date earned.

Additionally, the Company incurred direct expenses to Brownstein of approximately $261 thousand and $606 thousand in the three months ended September 30, 2022 and 2021, respectively, and $1.3 million and $1.6 million in the nine months ended September 30, 2022 and 2021, respectively.

Series 1 Preferred Stock

The Company has issued a total of 10,000 shares of Series 1 Preferred Stock (“Series 1 Preferred Stock”) to certain holders (“Holders”) under certain conversion and exchange agreements entered into in March 2020. Each share of Series 1 Preferred Stock is convertible at any time at the option of the Holder into 405.05 shares of Common Stock. As of September 30, 2022, Holders of Series 1 Preferred Stock exercised their option to convert 9,671 shares of Series 1 Preferred Stock into 3,917,235 shares of Common Stock. The Company has 329 shares of Series 1 Preferred Stock issued and outstanding as of September 30, 2022.

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

Cadiz Inc.

Holders of Series A Preferred Stock, when and as authorized by the Company’s Board of Directors, are entitled to cumulative cash dividends at the rate of 8.875% of the $25,000.00 ($25.00 per Depositary Share) liquidation preference per year (equivalent to $2,218.75 per share per year or $2.21875 per Depositary Share per year). Dividends will be payable quarterly in arrears, on or about the 15th of January, April, July and October, beginning on or about October 15, 2021. As of September 30, 2022, the Company has paid aggregate cash dividends of $5,290,000. On September 21, 2022, the Company’s Board of Directors declared that holders of Series A Preferred stock will receive a cash dividend equal to $550.00 per whole share; therefore, holders of Depositary Shares received a cash dividend equal to $0.55 per Depositary Share. The dividend was paid on October 14, 2022 to respective holders of record as of the close of business on October 4, 2022.

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

The Company has 2,300 shares of Series A Preferred Stock issued and outstanding as of September 30, 2022.

Cadiz Inc.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In the normal course of its agricultural operations, the Company handles, stores, transports and dispenses products identified as hazardous materials. Regulatory agencies periodically conduct inspections and, currently, there are no pending claims with respect to hazardous materials.

Pursuant to cost-sharing agreements that have been entered into by participants in the Company’s Water Project, $750,000 in funds have been received in order to offset costs incurred in the environmental analysis of the Water Project. These funds may either be reimbursed or credited to participants participating in the Water Project and, accordingly, are fully reflected as deferred revenue as of September 30, 2022 and December 31, 2021.

The Company is from time to time involved in various lawsuits and legal proceedings that arise in the ordinary course of business. At this time, the Company is not aware of any pending or threatened litigation that it expects will have a material adverse effect on its business, financial condition, liquidity, or operating results. Legal claims are inherently uncertain, however, and it is possible that the Company’s business, financial condition, liquidity and/or operating results could be adversely affected in the future by legal proceedings.

NOTE 9 – SUBSEQUENT EVENTS

In November 2022, the Company completed an asset acquisition from ATEC Systems (“ATEC”), a privately held water filtration technology company at a price of up to $2.2 million. $750 thousand in cash was paid on closing of the acquisition with the remaining consideration payable in 2023 subject to the performance of the business.  The acquisition from ATEC will enable us to assist water agencies in increasing supplies of potable water from contaminated groundwater sources. Increasing supplies of treated groundwater in California will expand water supplies available for exchange and transfer utilizing our storage and conveyance facilities when the Water Project is operational.

On November 14, 2022, the Company completed the sale and issuance of 5,000,000 shares of the Company’s common stock to certain institutional investors in a registered direct offering. The shares of common stock were sold at a purchase price of $2.00 per share, for aggregate gross proceeds of $10 million and aggregate net proceeds of approximately $9.85 million. The Company plans to use the net cash proceeds for capital expenditures to accelerate development of the Water Project, working capital and development of additional water resources to meet increased demand on an accelerated timetable.

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

In November 2022, the Company completed an asset acquisition from ATEC Systems (“ATEC”), a privately held water filtration technology company. The acquisition from ATEC will enable us to assist water agencies in increasing supplies of potable water from contaminated groundwater sources. Increasing supplies of treated groundwater in California will expand water supplies available for exchange and transfer utilizing our storage and conveyance facilities when the Water Project is operational.

Our current and future operations also include activities that further our commitments to sustainable stewardship of our land and water resources, good governance and corporate social responsibility. We believe these commitments are important investments that will assist in maintenance of sustained stockholder value.

Cadiz Inc.

Results of Operations

Three Months Ended September 30, 2022, Compared to Three Months Ended September 30, 2021

We have not received significant revenues from our water resource and real estate development activity to date. Our revenues have been limited to rental income from our agricultural leases and from sales from our alfalfa plantings beginning in 2022. As a result, we have historically incurred a net loss from operations. We incurred a net loss of $6.5 million in the three months ended September 30, 2022, compared to a $7.8 million net loss during the three months ended September 30, 2021. The higher 2021 loss was primarily due to stock-based non-cash bonus awards to employees and higher interest expense in that period.

Our primary expenses are our ongoing overhead costs associated with the development of the Water Project (i.e., general and administrative expense) and our interest expense. We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

Revenues Revenue totaled $599 thousand during the three months ended September 30, 2022, compared to $142 thousand for the three months ended September 30, 2021. Revenue primarily related to rental income from our agricultural leases and our alfalfa crop harvest.

Cost of Sales Cost of sales totaled $1.2 million during the three months ended September 30, 2022, compared to $0 for the three months ended September 30, 2021.  In June 2022, the Company converted 610 acres of agricultural development to alfalfa commercial production.  The 2022 loss was primarily due to non-recurring start-up costs for the initial short year of commercial production.

General and Administrative Expenses General and Administrative Expenses, exclusive of stock-based compensation costs, totaled $3.2 million in the three months ended September 30, 2022, compared to $3.5 million in the three months ended September 30, 2021.

Compensation costs for stock and option awards for the three months ended September 30, 2022, were $492 thousand, compared to $696 thousand for the three months ended September 30, 2021. The higher 2021 expense was primarily due to stock-based non-cash bonus awards to employees.

Depreciation Depreciation expense totaled $180 thousand during the three months ended September 30, 2022, compared to $107 thousand during the three months ended September 30, 2021. The higher 2022 depreciation expense is primarily due to construction in progress placed into service in June 2022, which included stand establishment and land improvements related to the planting of 610 acres of alfalfa.

Interest Expense, net Net interest expense totaled $2.1 million during the three months ended September 30, 2022 compared to $2.0 million during the same period in 2021. The following table summarizes the components of net interest expense for the two periods (in thousands):

Cadiz Inc.

	Three Months Ended
	September 30,
	2022	2021

Interest on outstanding debt	$1,480	$1,461
Amortization of debt discount	617	535
Amortization of deferred loan costs	-	4

	$2,097	$2,000

Loss from Equity-Method Investments Loss from equity-method investments related to our 50% ownership in the SoCal Hemp JV LLC (“Joint Venture”) totaled $2 thousand for the three months ended September 30, 2022, compared to $271 thousand for the three months ended September 30, 2021.  No plantings of hemp were made by the Joint Venture during 2022 due to market conditions.

Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021

We incurred a net loss of $17.9 million in the nine months ended September 30, 2022, compared to a $25.3 million net loss during the nine months ended September 30, 2021. The higher 2021 loss was primarily due to stock-based non-cash bonus awards to employees and higher interest expense in that period.

Revenues Revenue totaled $927 thousand during the nine months ended September 30, 2022, compared to $422 thousand for the nine months ended September 30, 2021. Revenues primarily related to rental income from our agricultural leases and our alfalfa crop harvest.

Cost of Sales Cost of sales totaled $1.2 million during the nine months ended September 30, 2022, compared to $0 for the nine months ended September 30, 2021.  In June 2022, the Company converted 610 acres of agricultural development to alfalfa commercial production.  The 2022 loss was primarily due to non-recurring start-up costs for the initial short year of commercial production.

General and Administrative Expenses General and Administrative Expenses, exclusive of stock-based compensation costs, totaled $9.6 million in the nine months ended September 30, 2022, compared to $9.7 million in the nine months ended September 30, 2021.

Compensation costs for stock and option awards for the nine months ended September 30, 2022, were $1.3 million, compared to $4.1 million for the nine months ended September 30, 2021. The higher 2021 expense was primarily due to stock-based non-cash bonus awards to employees.

Depreciation Depreciation expense totaled $473 thousand during the nine months ended September 30, 2022, compared to $313 thousand during the nine months ended September 30, 2021. The higher 2022 depreciation expense is primarily due to construction in progress placed into service in June 2022, which included land development and stand establishment related to the planting of 760 acres of alfalfa.

Cadiz Inc.

Interest Expense, net Net interest expense totaled $6.1 million during the nine months ended September 30, 2022 compared to $9.4 million during the same period in 2021. The following table summarizes the components of net interest expense for the two periods (in thousands):

	Nine Months Ended
	September 30,
	2022	2021

Interest on outstanding debt	$4,367	$7,062
Unrealized (gains) losses on warrants, net	-	(573)
Amortization of debt discount	1,777	547
Amortization of deferred loan costs	-	2,364

	$6,144	$9,400

Loss from Equity-Method Investments Loss from equity-method investments related to our 50% ownership in the SoCal Hemp JV LLC ("Joint Venture”) totaled $171 thousand for the nine months ended September 30, 2022, compared to $840 thousand for the nine months ended September 30, 2021.  No plantings of hemp were made by the Joint Venture during 2022 due to market conditions.

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

On November 14, 2022, the Company completed the sale and issuance of 5,000,000 shares of the Company’s common stock to certain institutional investors in a registered direct offering. The shares of common stock were sold at a purchase price of $2.00 per share, for aggregate gross proceeds of $10 million and aggregate net proceeds of approximately $9.85 million. The Company plans to use the net cash proceeds for capital expenditures to accelerate development of the Water Project, working capital and development of additional water resources to meet increased demand on an accelerated timetable.

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

Cash Used in Operating Activities. Cash used in operating activities totaled $13.4 million and $9.6 million for the nine months ended September 30, 2022 and 2021, respectively. The cash used in the 2022 period was primarily used to fund: (i) general and administration expenses related to our water development efforts, (ii) legal expenses and (iii) commercial production of our alfalfa crops.

Cash Used in Investing Activities. Cash used in investing activities totaled $2.5 million for the nine months ended September 30, 2022, and $21.5 million for the nine months ended September 30, 2021. The cash used in the 2022 period primarily related to development costs for the initial planting of 760 acres of alfalfa. The 2021 period included additions to well development and water quality and structural testing of a five-mile segment of pipeline.

Cadiz Inc.

Cash Provided by Financing Activities. Cash provided by financing activities totaled $8.1 million for the nine months ended September 30, 2022, compared with cash provided of $52.7 million for the nine months ended September 30, 2021. Proceeds from financing activities for both periods reported are primarily related to the issuance of shares under direct and at-the-market offerings.

Outlook

Short-Term Outlook. The registered direct offerings of common stock in March 2022 and November 2022 provided net cash proceeds of approximately $21.5 million. These net cash proceeds, together with cash on hand, provide us with sufficient funds to meet our short-term working capital needs.

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

Cadiz Inc.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to its Board of Directors. Based on their evaluation as of September 30, 2022, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

Cadiz Inc.

PART II - OTHER INFORMATION

ITEM 1.         Legal Proceedings

As reported in our Annual Report on Form 10-K for the year ended December 31, 2021, in March 2021, two lawsuits were filed by The Native American Land Conservancy/National Parks Conservation Association and Center for Biological Diversity/Defenders of Wildlife/Sierra Club against the United States Department of the Interior (“DOI”), Bureau of Land Management (“BLM”) and agency decision makers in United States District Court for the Central District of California (the “Court”) related to two right-of-way permits granted in December 2020 to our subsidiary CRE LLC that enabled the transportation of water through the Northern Pipeline over BLM-managed lands (approx. 58 miles of the 220-mile pipeline that we own). The lawsuits alleged violations by BLM of various regulations in its issuance of the rights-of-way in 2020 and sought additional environmental review and tribal consultation.  In August 2021, the Company was recognized by the Court as an Intervening Defendant in the lawsuits.

As further reported in our Form 8-K dated September 14, 2022, the Court issued a final ruling in these matters granting Interior’s motion for voluntary remand, which vacated the rights-of-way and returned them to the BLM. The Company will reapply for the rights-of-way and work with the BLM on any additional environmental review required to authorize the conveyance of water in the Northern Pipeline over BLM lands. The cases are now closed.

ITEM 1A.      Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.         Defaults Upon Senior Securities

Not applicable.

ITEM 4.         Mine Safety Disclosures

Not applicable.

Cadiz Inc.

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

Cadiz Inc.

By:	/s/ Scott S. Slater	November 14, 2022
	Scott S. Slater	Date
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Stanley E. Speer	November 14, 2022
	Stanley E. Speer	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)