Form 10-K
period 2022-12-31
CADIZ INC
filed 2023-03-30
CIK 727273

united states

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2022

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

☐ Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer

☑ Smaller Reporting Company ☐ Emerging growth company

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

The aggregate market value of the common stock held by nonaffiliates as of June 30, 2022 was approximately $112,089,908 based on 48,107,257 shares of common stock outstanding held by nonaffiliates and the closing price on that date. Shares of common stock held by each executive officer and director and by each entity that owns more than 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 24, 2023 the Registrant had 66,541,262 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. The Registrant is not incorporating by reference any other documents within this Annual Report on Form 10-K except those footnoted in Part IV under the heading “Item 15. Exhibits, Financial Statement Schedules”.

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

General Development of Business

We are a water solutions provider dedicated to delivering clean, reliable, and affordable water to people through a variety of innovative water supply, storage, conveyance and treatment projects.  We are advancing human access to clean water with our unique combination of land, water, infrastructure and technology assets, cutting-edge innovation, and industry-leading standards of environmental stewardship.

Since our founding in 1983 we have developed our unique land assets in California for sustainable farming and groundwater management, and in recent years, we have invested in wellfield and pipeline infrastructure as well as groundwater treatment technology that will enable us to play a critical role in serving the needs of people and communities that lack access to clean, reliable and affordable water.

We own approximately 46,000 acres of land with access to high-quality, naturally-recharging groundwater resources in three areas of Southern California’s Mojave Desert – the Cadiz Valley (35,000 acres), Danby Dry Lake (2,000 acres), and the Piute Valley (9,000 acres) (“Cadiz Property”). Our land holdings with vested water rights were primarily assembled by our founders in the early 1980s, relying on NASA imagery that identified a unique desert aquifer system at the base of a vast Southern California watershed. This watershed underlying our property in the Cadiz Valley (“Cadiz Ranch”) presently holds 17-34 million acre-feet of groundwater in storage – comparable in size to the largest reservoir in the United States, Lake Mead. The aquifer system is part of a closed-basin watershed in which all water flows downgradient to desert playas where it evaporates at the surface forming what are known as “desert dry lakes”.

Water Supply – We own vested water rights to withdraw 2.5 million acre-feet of groundwater to support farming and off property uses. Because all water in the aquifer system will eventually be lost to evaporation, surplus water that is captured and withdrawn before it evaporates is a new water supply known as “conserved” water. We have completed extensive environmental review in accordance with local, state and federal laws and authorizing the management of the groundwater aquifer underlying the Cadiz Ranch to conserve an average of 50,000 acre-feet of water per year for 50 years for use in communities.

Cadiz Inc.

Groundwater Storage - The alluvium aquifer that lies beneath the Cadiz Property is also large enough for conjunctive use as a water “banking” facility, capable of storing an additional 1 million acre-feet of imported surplus water for delivery during drought periods.

Pipeline Conveyance – We also own a 30” steel natural gas pipeline (“Northern Pipeline”) that extends 220-miles from the Cadiz Ranch across Kern and San Bernardino Counties terminating in California’s Central Valley. The pipeline, originally constructed to transport fossil fuels, is idle, and we are presently preparing to convert the pipeline to transport water. The route of the Northern Pipeline intersects three water conveyance facilities that deliver water to Southern California, the California Aqueduct, the Los Angeles Aqueduct, and the Mojave River Pipeline. The capacity of the Northern Pipeline for water conveyance is 25,000 acre-feet per year (“AFY”).

We also hold a 99-year lease with the Arizona & California Railroad Company (“ARZC”) to co-locate and construct a 43-mile approximately 55-85” steel water conveyance pipeline (“Southern Pipeline”) within the existing, active railroad right-of-way that intersects the Colorado River Aqueduct (“CRA”), one of Southern California’s primary sources of drinking water.  The capacity of the Southern Pipeline ranges from 75,000 AFY to 150,000 AFY depending on the pipeline diameter selected to accommodate imported water storage.

Our unique supply, storage and pipeline assets are located in a remote area of eastern San Bernardino County that sits at the crossroads of major highway, rail, energy, and water infrastructure between California’s primary water supply systems, the Colorado River Basin and the State Water Project. As a result, our Cadiz Water Conservation and Storage Project is uniquely positioned to assist public water agencies in storing and managing unpredictable water supplies and provide reliable, affordable water supplies to chronically underserved areas of California.

We are currently in discussions with multiple public water agencies to enter into agreements whereby project participating agencies would finance and operate the Northern Pipeline and lease 25,000 AFY of annual water supply from us. In accordance with such potential agreements, we expect that we will contribute the Northern Pipeline and an annual supply of 25,000 AFY of water from us into a mutual water company to be owned jointly by the parties.  In such event, we expect that a JPA (“Joint Powers Authority”) comprised of participating agencies will be able to purchase, for a 40-year term (take or pay), 25,000 AFY of water at our wellhead at an agreed upon market price estimated to start at approximately $850/AFY and subject to annual adjustment. Through a JPA, the public water agencies would fund capital costs for conversion of the pipeline from gas to water, construction of pumping stations and appurtenant facilities, and would be able to seek infrastructure funding and grants to achieve their lowest possible cost for delivered water. Any contracts and off take facility construction will be subject to standard environmental review and a project level permitting process (see Item 1. “Description of Business - Public Agency Partners/Contracts”, below).  We expect that similar agreements will be negotiated and entered into for water supplies and storage delivered via the Southern Pipeline.

Cadiz Inc.

Treatment - In the fourth quarter of 2022, we completed the acquisition of the assets of ATEC Systems, Inc. into ATEC Water Systems, LLC (“ATEC”), which provides innovative water filtration solutions for impaired or contaminated groundwater sources (see Item 1. “Description of Business -  Water Treatment”, below). ATEC is based in Hollister, California where it has manufactured water filtration systems since 1982. ATEC’s specialized filtration media provide cost-effective, high-rate of removal for common groundwater impairments and contaminants that pose health risks in drinking water including iron, manganese, arsenic, Chromium-6, nitrates, and other constituents of concern. ATEC has built more than 450 water filtration systems for cities, water districts, investor-owned utilities and small communities and businesses.

Market Conditions – Climate Change and Water

California and the Western United States face a persistent challenge in meeting the water needs of all residents due to increasingly volatile and unpredictable water supply conditions resulting from climate change.  While the State of California has recognized a Human Right to Water, competing municipal, agricultural and environmental demands outpace the State’s available supply limiting the ability to deliver on that promise.  The California State Water Resources Control Board estimates that approximately 900,000 Californians lack reliable access to water and dozens of communities are short of long-term safe, reliable and affordable drinking water supplies.  According to the US Environmental Protection Agency, there are over 2 million people nationwide who lack access to clean drinking water. The World Health Organizations estimates that over 2 billion people do not have access to safely managed drinking water at home.

Extreme unpredictability resulting in frequent swings between wet and dry years, which have been exacerbated by climate change, challenge California’s traditional water management system and create an urgent demand for additional water supply, storage and conveyance solutions. Moreover, increasingly intense drought, extreme flooding, and regulatory restrictions have limited traditional water supply and water infrastructure, which has significantly increased the cost of water over the last decade.

The communities hardest hit by these challenges are California’s disadvantaged communities, where limited tax base and median household income reduce the solutions available to address reliable supply, lack of infrastructure and water quality concerns.

Our current and future operations also include activities that further our commitments to sustainable stewardship of our land and water resources, good governance and corporate social responsibility. We follow a holistic land management strategy, employ a rigorous environmental policy, and engage with our stakeholders and those impacted by our projects to verify alignment and accountability. Our farming operations at the Cadiz Ranch on 9,600 acres are one of the largest in San Bernardino County (see Item 1. “Description of Business - Agriculture & Farming”, below). More than 30,000 acres of our property are presently managed for conservation, including the reservation of 7,500 acres of our Piute property as a desert tortoise land conservation bank and we recently formed a joint venture with a farmworker organization and Native American Tribe to create economic opportunities on our properties outside the Cadiz Valley/ Cadiz Ranch (see Item 1. “Description of Business - Stewardship” and Item 2. “Properties”, below).  We believe these commitments are important investments that will assist in maintenance of sustained stockholder value.

Cadiz Inc.

We believe that our water supply, storage, pipeline conveyance and treatment solutions will provide a significant source of future cash flow for the business and our stockholders. We presently rely upon debt and equity financing to support our working capital needs and development of our water solutions.  In February 2023, we completed a direct offering for net proceeds of $38 million led by our largest equity shareholders to fund capital expenditures to accelerate the development of water supply, storage and conveyance infrastructure, reduce our outstanding debt from $50 million to $35 million and provide working capital to the Company. (see Item 7, “Liquidity and Capital Resources”, below).

Our strategy for implementation of our projects, current status, milestones and prospects are outlined in “Description of Business” below.

Description of Business

Our business is focused on the sustainable development of our unique land, water, and infrastructure assets for their highest and best uses. Our assets offer opportunities for a wide array of activities that could benefit those who lack reliable access to water. At present, our activities are focused on providing clean water solutions: water supply, including for agriculture and off-property uses, water storage, conveyance, and treatment. In addition, our 40-year expertise in desert conservation and groundwater management supports other opportunities also outlined below.

Water Supply & Storage

The unique attributes of the aquifer system at the Cadiz Property support our ability to offer water supply for farming and off-property uses and to support our storage and conveyance operations. Extensive, comprehensive study and analysis of the water resources at the Cadiz Property and within the surrounding topographically diverse 1,300 sq. mile watershed have been completed over the last 40 years to better understand the extent of the unique resources in the Cadiz Valley, including basin size, capacity, water quality and geology.

In summary, years of scientific research and study beginning in the late 1980s with the permitting of our agricultural development at the Cadiz Ranch have demonstrated the following characteristics of the resource:

1.

The aquifer underlying the Cadiz Property contains between 17 – 34 million acre-feet of groundwater in storage. This is more water than is presently held in Lake Mead and Lake Powell, the largest surface reservoirs in the U.S., combined.

2.

The aquifer system is composed of highly porous sands and rock allowing groundwater to easily flow. At the Cadiz Property, the groundwater table is reached at approximately 150 feet below ground surface, and fresh water extends over 1,000 feet below ground surface.

3.	Agricultural use of groundwater at the Cadiz Property has not resulted in any significant, sustained drawdown of the water table in the Cadiz Valley.

4.

Groundwater enters the watershed as precipitation in the high elevations of the surrounding mountain system, percolates slowly over time downgradient to the Cadiz and Fenner Valleys and exits the system at large dry lake playas (Cadiz & Bristol Dry Lakes) south of the Cadiz Ranch. Water quality is excellent at the Cadiz Ranch with very low total dissolved solids (“TDS”) and meets all state and federal requirements without treatment. Water at the dry lakes is highly-saline, 10 times saltier than the ocean and toxic/non-potable.

Cadiz Inc.

5.

Natural recharge in the system is estimated at approximately 32,500 acre-feet per year and physical measurements of evaporation from the dry lake playas are consistent with and support the recharge estimate.

6.

All of the groundwater not conserved at the Cadiz Ranch will be lost to high-salinity and evaporation. Actively managing the significant aquifer beneath the Cadiz Ranch can conserve a safe yield of fresh, high-quality groundwater for off-property uses. The active management of the aquifer system will also support storage of supplemental and imported water without losses to provide additional relief in future dry years.

Cadiz Water Conservation & Storage Project

In 2012, we received approvals from public agencies to implement the Cadiz Water Conservation & Storage Project (“Water Project”), a public-private partnership with California water agencies that would conserve water at the Cadiz Property as a new water supply for underserved communities in California. The project would also offer up to one million acre-feet of groundwater banking and storage.

Water Project operations will follow an extensive, state-of-the-art groundwater management plan (see Item 1. "Description of Business - Permits”, below) and withdrawals of groundwater will be limited to sustainable amounts that preserve the health of the aquifer system and safeguard the desert ecosystem. An average of 50,000 acre-feet of water per year will be captured and made available for beneficial use in Southern California communities over 50 years, an amount of annual supply that could serve approximately 400,000 people each year.

The Water Project would also utilize the managed groundwater basin to offer storage in the aquifer system for up to one-million acre-feet of fresh water that would be imported and held in storage until needed in future dry years. The total storage capacity of the aquifer system is larger than Southern California’s largest surface reservoir, Diamond Valley Lake, but unlike a surface reservoir would not suffer evaporative losses.

A combination of existing and new facilities will be required for implementation and operation of the Water Project. Facilities include a wellfield, integrating with our existing wells, a pipeline manifold system, and power facilities to support operation of the wellfield. Our wellfield pumping capacity (upon completion of our 3 wells under development) is 36,000 acre-feet of water per year (AFY), which would support maximum conveyance capacity of the Northern Pipeline (25,000 AFY), as well as existing agriculture.

Cadiz Inc.

The Water Project may also include a water treatment facility to meet water quality requirements of our partner agencies. We expect to utilize ATEC filtration media for cost-effective removal of any constituents of concern prior to delivering any conserved water to public agencies.

Finally, to deliver conserved water off-property or import water for storage at the Cadiz Ranch, at least one water conveyance pipeline would be required either via new construction or conversion of existing pipeline facilities in the area. We currently contemplate the use of two potential pipeline routes for the Water Project; one would extend southwards from the Cadiz Property to the Colorado River Aqueduct in Rice, California (the “Southern Pipeline”) and the other would extends northwards from the Cadiz Property to Wheeler Ridge, California (the “Northern Pipeline”) (see Item 1. "Description of Business - Water Conveyance, below).

A.	Permits

We have secured permits required to construct and operate the main Water Project facilities at the Cadiz Ranch.

From 2010 – 2012, the Water Project completed a California Environmental Quality Act (“CEQA”) review process including the completion of a comprehensive Final Environmental Impact Report (“FEIR”). The FEIR concluded that Water Project operations, including the conservation of 2.5 million acre-feet of water from the aquifer system over a 50-year period (50,000 AFY for 50 years) would not cause any significant adverse environmental impacts. The FEIR was certified on July 31, 2012.

San Bernardino County, the local agency responsible for groundwater use at the Cadiz Property, has also reviewed the Water Project and in 2012 also approved its Groundwater Monitoring, Management and Mitigation Plan (‘GMMMP”), which establishes a monitoring network across the watershed and regular transparent disclosure of conditions.

The FEIR and GMMMP permits allow the conservation and delivery of 50,000 acre-feet of groundwater per year for 50 years to serve beneficial uses in California communities. These permits were upheld and sustained in their entirety by judgements in California’s Superior Court in 2014 and the California Court of Appeal in 2016 and are no longer subject to legal challenge.

In August 2019, an Addendum to the FEIR was adopted by the Fenner Valley Water Authority, a joint powers authority comprised of public water agencies participating in the Water Project, to address updates to the Water Project proposal, such as its water treatment program and pipeline route. The Addendum also assessed new studies published about natural springs in the Water Project watershed. The Addendum concluded that there are no significant adverse impacts associated with the minor changes to the Water Project and further summarized that the spring studies did not change the conclusions of the FEIR’s analysis. The Addendum was not challenged in court and the statute of limitations to challenge has expired.

Hydrological and geological study of the area has continued, and we regularly monitor and report groundwater conditions to the County of San Bernardino as part of our agricultural use. In the first quarter of 2023, the County of San Bernardino and Santa Margarita Water District ("SMWD"), the Water Project’s lead participating agency, unanimously approved their oversight roles in an inter-agency Technical Review Panel (“TRP”) mandated by the GMMMP approvals to provide scientific and environmental monitoring of the Water Project. The GMMMP requires the TRP to be in place at least 12 months before the Water Project commences to establish baseline data on aquifer and watershed conditions for the monitoring program. In accordance with the GMMMP, the County and SMWD each appointed one member to the TRP, and the third member was selected by unanimous agreement of those representatives. The TRP will meet regularly over the next 12 months to assess pre-operational data and make recommendations for monitoring protocols.

Cadiz Inc.

B. Public Agency Partners/Contracts

The Water Project is a public-private partnership with California public water agencies that require supplemental water supply and storage to serve their communities.

Since 2010, we have executed Letters of Intent (“LOIs”), option agreements, or contracts reserving water supply and storage for public water agencies and private water utilities (“Participating Agencies”) that serve more than one million customers in cities throughout California’s San Bernardino, Riverside, Los Angeles, Orange, Imperial and Ventura Counties.  We have pledged that the benefits of the Water Project will be realized locally in San Bernardino County, where the Cadiz Property is located, and twenty percent of Water Project supplies, or approximately 10,000 acre-feet, are reserved for San Bernardino County-based agencies.

We are currently in discussions with multiple public water agencies to enter into agreements whereby participating agencies would finance and operate the Northern Pipeline and lease 25,000 AFY of annual water supply from us. In accordance with such potential agreements, we expect that we will contribute the Northern Pipeline and an annual supply of 25,000 AFY of water from us into a mutual water company to be owned jointly by the parties.  In such event, we expect that a JPA (“Joint Powers Authority”) comprised of participating agencies will be able to purchase, for a 40-year term (take or pay), 25,000 AFY of water at our wellhead at an agreed upon market price estimated to start at approximately $850/AFY, subject to annual adjustment. Through a JPA, the public water agencies would fund capital costs for conversion of the pipeline from gas to water, construction of pumping stations and appurtenant facilities, and would be able to seek infrastructure funding and grants to achieve their lowest possible cost for delivered water. Any contracts and off take facility construction will be subject to standard environmental review and a project level permitting process.

We continue to market remaining available water supply for delivery via the Southern Pipeline (average of 25,000 AFY, with maximum of 50,000 AFY delivered), as well as storage rights, and have received expressions of interest for the full capacity of the Southern Pipeline.

Our water pricing is among the lowest cost available supplemental water supplies in Southern California and the Colorado River region. We also expect final contracts with public agencies to include considerations for the service of state-designated disadvantaged communities (“DAC” or “DACs”) by a water provider. All current partners in the Water Project contain at least one community classified as a DAC. It is our objective for the cost of water supply and storage from the Water Project to be among the most affordable solutions in Southern California.

In August 2022, we agreed to dedicate 5,000 acre–feet of water per year to the Salton Sea Authority and Torres Martinez Desert Cahuilla Indians ("TMDCI"), a federal sovereign Tribe, for 50 years at no cost. The water will be used to support the restoration of the Salton Sea, satisfy health, safety and economic development needs on Tribal lands and benefit the numerous disadvantaged communities in eastern Coachella Valley.

Cadiz Inc.

In addition to existing options and contracts to water and storage from the Water Project, we also are in active discussions regarding contracting with parties that have been particularly affected by drought, climate change and regulatory restrictions on California’s traditional supplies. We expect public agency partners contracting for water and storage to form a joint powers authority that would own, operate and construct the infrastructure required to deliver water to the point of use or import for storage and fund infrastructure development through the JPA.

Contracts are subject to the approval of the elected boards of the Participating Agencies, or regulatory authority of that agency, and subject to environmental review and compliance with CEQA. Participants may also complete additional study and investigation of the Water Project prior to consideration of a contract.

Water Conveyance

We anticipate using two separate pipeline routes, outlined below, to convey water between the Cadiz Ranch and the service areas of public agencies that contract for water and storage solutions Placing either of these pipelines into service is subject to additional regulatory approval. Once fully constructed, our conveyance pipeline solutions will augment California’s water infrastructure delivery system and improve water access and diversification between rural, underserved communities. We also expect they could be utilized to move third party waters to interchange two critical water systems. We would expect to receive cost reimbursement for wheeling third party water in our conveyance pipelines.

1.	Northern Pipeline

The 220-mile Northern Pipeline is a former segment of a 1,200 mile, 30” steel pipeline constructed in 1985 by All American Pipeline Company to convey oil. In 2001, the pipeline was acquired by El Paso Natural Gas (EPNG) and authorized for natural gas conveyance. In 2011, we reserved the segment in an option agreement with EPNG and began to explore using the pipeline for water conveyance. The pipeline could convey 25,000 acre-feet of water per year if it is no longer used for natural gas. In June 2021, we completed the acquisition of the pipeline for $19 million and own the entire 220-mile asset in fee. Changing the use of the Northern Pipeline to water conveyance is subject to applicable local, state and federal laws.

In December 2020, BLM granted to our subsidiary Cadiz Real Estate LLC two right-of-way permits to use the pipeline over federal lands. The first right-of-way was an assignment of a portion of an existing right-of-way held by EPNG and renewed by BLM under the Mineral Leasing Act (“MLA”) that enables the continued maintenance of the route and transportation of natural gas. The second right-of-way was issued under the Federal Land Policy and Management Act (“FLPMA”) and authorizes the conveyance of water in the pipeline over BLM-managed lands. In 2021, the two right-of-way grants were challenged in federal court by conservation organizations opposed to the Trump Administration’s issuance of public lands permits. In December 2021, the Biden Administration requested a voluntary remand of the permits to BLM, which was granted by the Court in September 2022. Since that time, we have worked cooperatively with the BLM to re-process the two right-of-way permits to enable its beneficial use over federal lands as soon as possible. In December 2022, we re-filed an application with the BLM for an assignment of the existing MLA right-of-way.

Cadiz Inc.

The Northern Pipeline offers California water purveyors a unique asset and corresponding opportunity to connect available supplies with rural areas of the State that are underserved. We are presently engaged in discussions with parties interested in using the Northern Pipeline for conveyance, storage and supply. The Northern Pipeline crosses a critically dry, rural and underserved part of California and it could directly augment water supply access and storage for 23 state-designated disadvantaged communities along its route. We expect to re-file an application with the BLM for a new FLPMA right-of-way in coordination with public agency parties that will use the pipeline for water conveyance.

The cost to convert the entire Northern Pipeline for delivery of water to point of use by participating agencies is estimated at approximately $100 - $130 million. We anticipate that these costs will be incurred by a joint powers authority of our public agency partners, which have a lower cost of capital than available in the private markets.

2.	Southern Pipeline

In 2008, we entered into a 99-year lease agreement with the Arizona & California Railroad (ARZC) to utilize a portion of its existing right-of-way southwest from the Cadiz Property to the Colorado River Aqueduct for a conveyance pipeline and related facilities. As part of the lease arrangement, we agreed to provide necessary railroad improvements in furtherance of railroad purposes. This includes providing water and power to the railroad for fire protection and improving access roads and transloading operations, among other things. By co-locating the conveyance pipeline within this existing railroad right-of-way, Water Project construction would avoid impacts to desert habitats. The route and construction within the railroad right-of-way were evaluated and approved during the Water Project’s CEQA permitting process in 2012.

Our proposed co-location in the right-of-way was also separately assessed by the US Bureau of Land Management (“BLM”) to determine the need for any federal permitting related to the proposed use of the ARZC railroad right-of-way, which is a federal right-of-way originally granted to the railroad in accordance with the General Railroad Right-of-Way Act of 1875 (“1875 Act”). BLM’s evaluation, which was issued in February 2020, concluded that the proposed Southern Pipeline will further railroad purposes at least in part, is within the scope of the right-of-way, and requires no additional BLM approvals. In February 2022, the US Department of the Interior’s Solicitor Office issued a new legal opinion regarding third party use of 1875 Act rights-of-way that preserved the railroad purposes assessment for third party uses. The opinion was not specific to any railroad and did not alter our 2020 evaluation.

Construction of the Southern Pipeline and related facilities is estimated to cost approximately $400 - $450 million.  We anticipate these costs will be incurred by a joint powers authority of our public agency partners, which have a lower cost of capital than available in the private markets, that would operate the pipeline to deliver water to point of use.

To deliver water from the Southern Pipeline to any point of use, the operating parties will require (i) an agreement with Metropolitan Water District of Southern California to move water supplies from the Water Project in the CRA; and (ii) a finding by the California State Lands Commission that conveying water from the Water Project in the CRA will not adversely affect the desert environment.

Cadiz Inc.

●	MWD Authorization

Water supplies conserved by the Water Project would enter the CRA, which is owned by MWD, at the terminus of the Southern Pipeline in Rice, California. The 2012 CEQA process considered a variety of options for the interconnection to the CRA and conveyance of Water Project supplies in the CRA for the benefit of Participating Agencies. Final terms and conditions for entry and conveyance will be determined by MWD in consultation with the joint powers authority.

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

Adding our groundwater to the CRA offers a water quality benefit to MWD and its member agencies that may also be considered when establishing terms and conditions for entry and conveyance in the CRA. Our water presently meets all state and federal water quality requirements without treatment and TDS or salts in our water supply are substantially lower than the water in the CRA. Adding our water to the CRA could lower its TDS and provide a reduction in treatment costs. Some naturally occurring constituents in our water are lower than state and federal drinking water standards, but potentially higher than the water in the CRA; however, based on extensive pilot testing, they can be lowered via treatment to ambient levels or removed entirely with use of cost-effective treatment technologies.

Any use of the CRA to transport our water to its participating agencies would be subject to approval by the MWD Board. We expect a formal application to MWD for consideration of terms and conditions would be filed in coordination with interest from MWD member agencies.

●	State Lands Commission Review under Water Code Section 1815

Water Code Section 1815, which is a component of California’s “Wheeling Statutes” referenced above, requires desert groundwater projects to apply for a review by the California State Lands Commission (“SLC”) prior to moving water in facilities like the CRA. This review must determine whether such projects would have “unreasonable effects on the environment and water dependent ecosystems in the surrounding watersheds.” Any application to the SLC for review of the Water Project’s plans to convey water in the CRA from the Cadiz Property will be accompanied by evidence of the Water Project’s extensive record of environmental sustainability as well as data and reports that we expect will withstand critical scrutiny. We expect a formal application with the SLC would be filed in coordination with final contractual arrangements with Participating Agencies.

Cadiz Inc.

When the Northern Pipeline becomes operational for water conveyance, and the Southern Pipeline is built, the Water Project would interconnect Southern California’s primary water delivery systems for the first time, enabling more flexible trading among participants on these systems.

We have engaged engineering and environmental consultants to complete design plans for all remaining necessary facilities in coordination with public agency partners. This work is ongoing and expected to proceed in coordination with the approval of contracts and conveyance arrangements.

Agriculture & Farming

Development of our groundwater aquifer supply for farming began in the 1980s with the initial acquisition of our land assets. Today, all of our land is zoned for agricultural uses. A total of 9,600 acres has been permitted for agricultural use, allowing for planting, irrigation and related infrastructure.

The Cadiz Ranch features worker housing and commissary for 300 people, as well as office and equipment facilities. Irrigation is currently supported by 9 wells, with capacity to deliver up to 27,000 acre-feet of water per year. Three additional wells under construction will bring total capacity to 36,000 acre-feet. All of our wells have been designed and outfitted to be able to integrate into the Water Project supply, storage and conveyance systems upon implementation of those components. The current wellfield capacity could support all agricultural demand and full capacity of the Northern Pipeline for off-property beneficial uses.

Approximately 3,500 acres are currently used for farming via a combination of lease arrangements and direct farming by the Company as follows:

●

2,100 acres have been leased for lemons and other crops by Fenner Valley Farms LLC. Of this total, 640 acres of lemon orchards that are sub-leased and farmed by Limoneira Company. All farming expenses are borne by the lessee.

●

760 acres have been developed by the Company for alfalfa through planting made during 2022. The acreage is harvested between March and November. Revenues from farming alfalfa totaled $861 thousand in 2022.

Previously, 242 acres have been leased for the farming of industrial hemp by SoCal Hemp JV LLC, our 50/50 joint venture partnership with SoCal Hemp Co. LLC, owned by Glass House Brands, Inc.  No plantings were made in 2022 due to poor market conditions for hemp prices and the parties dissolved the joint venture in December 2022.

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

Cadiz Inc.

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

Water Treatment

In the fourth quarter of 2022, we completed the acquisition of the assets of ATEC Systems, Inc. into ATEC Water Systems, LLC ("ATEC"), which provides innovative water filtration solutions for impaired or contaminated groundwater sources. Adding the ATEC filtration products to our business portfolio diversifies our range of innovative, sustainable clean water solutions offered in support of our mission to provide safe, affordable drinking water to underserved communities. ATEC is based in Hollister, California, where they have produced water filtration systems since 1982. It initially pioneered technology to provide cost-effective high-rate removal of iron and manganese and then expanded its reach to a full range of contaminants, including, arsenic, Chromium-6, nitrates, and other contaminants found in groundwater that limit drinking water access.

ATEC has built more than 450 water filtration systems for cities, water districts, investor-owned utilities and small communities and businesses in 10 U.S. states, as well as Canada and Sri Lanka, with system treatment capacities up to 60 million gallons per day (MGD). ATEC systems can be scaled in size to serve small, rural communities as well as larger municipalities, and require less maintenance and upkeep than traditional filtration systems. In March 2023, ATEC was awarded a $10 million contract to build filtration systems to remove iron and manganese from groundwater supply for the Central Utah Water Conservancy District's Vineyard Wellfield Groundwater Polishing Project, a treatment facility that will deliver 60 MGD or approximately 54,000 acre-feet of groundwater per year to central Utah communities.

There are more than 3,000 public water systems in California with two or more water quality violations per system and 78,000 groundwater wells operating in contaminated basins in California alone. More than 800 California community water systems are out of compliance with, at risk or consistently fail to meet primary drinking water standards. The California State Water Resources Control Board has estimated that the cost of curing this problem is more than $10 billion. This problem extends across the West and globally, wherever groundwater is relied upon for drinking water.

Stewardship

Our mission includes managing our desert properties for their highest and best use. Approximately 30,000 acres of our total 46,000 acres are presently managed for permanent open space.

Cadiz Inc.

In 2014, we permanently dedicated approximately 7,500 acres of our Piute Valley properties to conservation. These properties, which are not associated with the Water Project or Cadiz Ranch agricultural operations, are located within terrain designated by the federal government as Critical Desert Tortoise Habitat and/or Desert Wilderness Areas. In February 2015, the California Department of Fish and Wildlife approved our establishment of the Fenner Valley Desert Tortoise Conservation Bank (“Fenner Bank”), a land conservation bank that makes available these properties for mitigation of impacts to tortoise and other sensitive species that would be caused by any development across the Southern California desert. Under its enabling documents, the Fenner Bank offers credits that can be acquired by entities that must mitigate or offset impacts linked to planned development. For example, this bank can service the mitigation requirements of renewable energy, military, residential and commercial development projects being considered throughout the Mojave Desert. Credits sold by the Fenner Bank are dedicated to funding the permanent preservation of the land by the San Diego Habitat Conservancy and research by San Diego Zoo Global into desert tortoise health and species protection.

In January 2023, we entered into an agreement with the TMDCI and the Farmworkers Institute of Education & Leadership Development (“FIELD”), to form a joint venture partnership to develop 11,000-acres of Cadiz-owned properties not in the Cadiz Valley (see Item 2. "Properties", below), including the lands approved in the Fenner Bank. The joint venture envisions developing the property for conservation easements and to sustainably manage the groundwater basins and make surplus groundwater available for beneficial uses, including farming, housing, and economic development in less fortunate communities. Subject to conditions precedent, including the construction of the Southern Pipeline, water and proceeds from the project will be shared equally among the parties.

The joint venture follows an MOU that we entered into with FIELD in September 2022 to create a state-of-the-art Innovation Campus at Cadiz Ranch to offer work-based training, education and business opportunities for farmworkers.  FIELD launched an English as a Second Language program at Cadiz Ranch for ranch staff in Fall 2022, led by FIELD’s EPIC de Cesar Chavez High School Career Technical Education (CTE) program.

Social Impact

  We are committed to providing positive social impact across all our solutions:

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

Cadiz Inc.

4.

Creation of new renewable energy. The Cadiz Southern Pipeline and Northern Pipeline will feature in-line turbines that will generate renewable hydropower. The Water Project wells and pump stations are expected to be powered at least in part by solar energy and natural gas.

5.

Farmworker training. The Cadiz Ranch has a 35-year history of sustainable agriculture and best practices irrigation technologies. We offer farmworker training, partnerships with local high schools and colleges for irrigation and groundwater management training, and business and language education programs at no cost.

6.	Protection of habitats. All Water Project facilities will be built on private lands, disturbed public lands or within existing transportation corridors to avoid any impacts on habitats.

7.

Support stable water rates. The addition of new reliable supply, groundwater storage, improved water quality and system efficiency should support lower water rates in the service area of water agency participants. Reliability is associated with more stable rates and lower costs.

8.

Create and support good-paying jobs. The Water Project is expected to create and support nearly 6,000 jobs across the local economy during two phases of construction; 10% of jobs are reserved for veterans. We maintain a Project Labor Agreement with two building trades unions to employ their members during all construction of Water Project facilities.

Other Opportunities

We remain committed to the sustainable use of our land, water and infrastructure assets and will continue to explore all opportunities for sustainable development in an environmentally responsible way, including the exploration of land use for carbon capture and green hydrogen transportation opportunities via our conveyance pipelines. We cannot estimate which of these opportunities will ultimately be realized.

Seasonality

Our water resource development activities are not seasonal in nature.

Farming operations on the leased land at the Cadiz Ranch include the year-round cultivation of lemons and alfalfa. These operations have been subject to general seasonal trends that are characteristic of the agricultural industry.

Competition

We face competition in the acquisition, development and sale of water and land assets from a variety of parties. We also experience competition in our development of water projects and agriculture associated with our properties. Since California has scarce water resources and an increasing demand for available water, we believe that location, price and reliability of delivery are the principal competitive factors affecting transfers of water in California. We believe our projects are competitive with other sources of water and farmland.

Cadiz Inc.

In the water treatment market, we compete with companies that offer products similar to ours. Some of these companies have greater financial resources, operational experience, and technical capabilities than we do. When bidding for water treatment projects, however, our current experience suggests that there is no clear dominant or preferred competitor in the markets in which we compete.

Human Capital Resources

As of December 31, 2022, we employed 9 full-time employees (i.e. those individuals working more than 1,000 hours per year). The ATEC Water Systems, LLC subsidiary has 8 full-time employees. Our business operations also rely on third party contracted seasonal and temporary workers, as well as consultants and vendors to help augment specialized human capital and talent needs. Our full-time and third party contracted workers, as well as consultants and vendors, must follow our code of conduct and ethics policy, as well as our whistleblower and information security policies.

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

As a small workforce, we focus on skill sharing and experience diversity in the workplace. Our full-time employees have regular opportunities to work with senior leadership and/or Board members in pursuit of business objectives. Management and leadership provide annual reviews of employee performance. Human capital is generally managed by our CEO and CFO, and employment policies are overseen by the Board, particularly the Compensation Committee.

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

Cadiz Inc.

Regulation

Our operations are subject to varying degrees of federal, state and local laws and regulations, as detailed throughout Item 1. As we proceed with the development of our properties, including the Water Project, we will be required to demonstrate to various regulatory authorities that we are in compliance with the laws, regulations and policies enforced by such authorities. Groundwater development, and the import and export of conserved groundwater by public water agencies, is subject to regulation by specific existing statutes pertaining to water supply, but also general environmental statutes applicable to all forms of development. Agricultural operations are also generally subject to regulation by local agencies, such as county governments, as well as state environmental and water statutes. For example, we must obtain a variety of approvals and permits from state and federal governments with respect to assessment of environmental impact, particularly given the location of our assets in the California desert and in proximity to public lands. Because of the discretionary nature of these approvals, concerns raised by governmental officials, public interest groups and/or other interested parties during both the development and the approval process may impact our ability to develop our properties in the manner we believe would fulfill their highest and best use. The realization of income from our projects, including the Water Project, could be delayed, reduced or eliminated based on regulatory restrictions and/or processes.

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

Our Development Activities Have Not Generated Significant Revenues

At present, our development activities include water resource (supply, storage and conveyance) and agricultural development at our San Bernardino County properties. We have not received significant revenues from our development activities to date and we do not know when, if ever, we will receive operating revenues sufficient to offset the costs of our development activities. As a result, we continue to incur a net loss from operations.

Cadiz Inc.

We May Never Generate Significant Revenues or Become Profitable Unless We Are Able to Successfully Implement Programs to Develop Our Land Assets and Related Water Resources

We do not know the terms, if any, upon which we may be able to proceed with our water supply, storage, and conveyance programs or successfully implement our treatment or agricultural plans. Regardless of the form of our business solutions, the circumstances under which water supply, storage, conveyance, water treatment or sustainable agriculture can be developed and the profitability of any such project are subject to significant uncertainties, including the risk of variable water supplies and changing water allocation priorities. Additional risks include our ability to obtain all necessary regulatory approvals and permits, litigation by environmental or other groups, unforeseen technical difficulties, general market conditions for agricultural and water supplies, and the time needed to generate significant operating revenues from such programs after operations commence.

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

For example, while we are presently in discussions with multiple public water agencies to enter agreements whereby participating agencies would finance, own and operate the Northern Pipeline and lease 25,000 AFY of annual supply from us, any contracts and off take facility construction will be subject to standard environmental review and a project level permitting process. There is no assurance that we can enter into any of these contracts and even if we do, there is no assurance that we can receive the needed permits in a timely manner.

We cannot predict the terms, if any, which may be imposed in order to proceed with our water and other development programs.

Current regulation that could impact our water resources development activities are generally related to water conveyance functions, particularly the conversion of existing pipelines and construction of new pipelines and related facilities necessary to move water to and from the Cadiz Property, or between points along these pipelines for the benefit of California water users. In this regard, we will need to obtain certain permits and approvals from public water agencies in California, the California State Lands Commission, and agencies of the federal government, such as the US Department of the Interior. Such regulatory requirements will be determined by any contractual obligation to transport water between parties via our pipeline infrastructure.

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

Cadiz Inc.

Governmental approvals and permits granted authorizing our development activities may be challenged in court and such litigation could adversely impact our timelines, development plans, and ultimately the return on our investments.

A Portion of Our Total Assets Consists of Goodwill and Intangibles, Which Are Subject to a Periodic Impairment Analysis, and a Significant Impairment Determination in Any Future Period Could Have an Adverse Effect on Our Statement of Operations Even Without a Significant Loss of Revenue or Increase in Cash Expenses Attributable to such Period

We have goodwill of approximately $5.7 million including $1.9 million associated with the  acquisition of assets of ATEC Systems, Inc. into ATEC Water Systems, LLC. We will be required to continue to evaluate this goodwill and intangibles for impairment based on the fair value of the operating business units to which the goodwill and intangible assets relate, at least once a year. These estimated fair values could change if we are unable to achieve revenue or operating results at the levels that have been forecasted, the market valuation of that business unit decreases based on transactions involving similar companies, or if there is a permanent, negative change in the market demand for the services offered by the business unit. These changes could result in further impairment of the existing goodwill and intangible balances and that could require a material non-cash charge to our results of operations.

Our Failure to Make Timely Payments of Principal and Interest on Our Indebtedness or To Obtain Additional Financing Will Impact our Ability to Implement Our Asset Development Programs

As of December 31, 2022, we had total indebtedness outstanding to our lenders of approximately $50.3 million which is secured by our assets. On February 2, 2023, we entered into a First Amendment to Credit Agreement with our lenders which, among other things, provided for a repayment of $15 million in principal, and provided for a right to convert up to $15 million of outstanding principal (“Convertible Debt’), plus any accrued and unpaid interest, into shares of our common stock once an increase in authorized shares is approved by the shareholders. (see Note 15 to the Condensed Consolidated Financial Statements – “Subsequent Events”).  The remaining $35.0 million of our indebtedness currently matures in June 2025 with an automatic extension to June 2026 following shareholder approval of the increase in authorized shares.  Interest payable quarterly in cash at a 7% annual rate on $20 million of principal with PIK interest accruing quarterly at a 7% annual rate on the $15 million of Convertible Debt.  To the extent that we do not make principal and interest payments on the indebtedness when due, or if we otherwise fail to comply with the terms of agreements governing our indebtedness, we may default on our obligations.

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

Cadiz Inc.

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

The Cadiz Valley Property

We own approximately 35,000 acres of largely contiguous desert land in the Cadiz and Fenner valleys of eastern San Bernardino County, California (the “Cadiz Property”). This area is located approximately 80 miles east of Barstow, California and 30 miles north of the Colorado River Aqueduct (“CRA”), and 110 miles north-east of Palm Springs. The Cadiz Property, which is at the base of a topographically diverse 1,300 square mile watershed, is the principal location of our business operations, including our agricultural operations and ongoing development of our water, supply, and conveyance project.

Independent geotechnical and engineering studies conducted since initial acquisition have confirmed that the Cadiz Property overlies a significant aquifer system that can support agricultural development, the conservation of groundwater for off property water supply and the storage of imported water (see Item 1. “Description of Business - Cadiz Water Conservation & Storage Project”, above).

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

Cadiz Inc.

Executive Offices

We lease approximately 3,800 square feet of office space in Los Angeles, California for our executive offices. This lease is month-to month. Current base rent under the lease is approximately $8,600 per month.

Cadiz Real Estate

Title to all of our real estate assets is held by Cadiz Real Estate LLC (“Cadiz Real Estate”), a wholly owned subsidiary of Cadiz Inc. The Board of Managers of Cadiz Real Estate currently consists of two managers appointed by the Company’s Board of Directors. As the ownership of the real estate held by Cadiz Real Estate has no effect on our ultimate beneficial ownership of these assets, we refer throughout this Report to assets owned of record either by Cadiz Real Estate or by us as “our” properties.

Cadiz Real Estate is a co-obligor under our senior secured term loan, for which assets of Cadiz Real Estate have been pledged as security.

Debt Secured by Properties

Our assets have been pledged as collateral for $50.0 million of senior secured debt outstanding as of December 31, 2022. On February 2, 2023, we entered into a First Amendment to Credit Agreement with our lenders which, among other things, provided for a repayment of $15 million of this debt. Information regarding interest rates and principal maturities is provided in Note 7 to the Consolidated Financial Statements, “Long-Term Debt” and Note 15 to the Consolidated Financial Statements, “Subsequent Events”.

ITEM 3. Legal Proceedings

From time to time we are involved in various lawsuits and legal proceedings that arise in the ordinary course of business.  At this time, we are not aware of any pending or threatened litigation that we expect will have a material effect on our business, financial condition, liquidity, or operating results.  Legal claims are inherently uncertain, however, and it is possible that our business, financial condition, liquidity and/or operating results could be adversely affected in the future by legal proceedings.

ITEM 4. Mine Safety Disclosures

Not Applicable.

Cadiz Inc.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock is currently traded on The NASDAQ Global Market ("NASDAQ") under the symbol "CDZI."

As of March 24, 2023, the number of stockholders of record of our common stock was 60.

To date, we have not paid a cash dividend on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Holders of Series A Preferred Stock, when and as authorized by the Company’s Board of Directors, are entitled to cumulative cash dividends at the rate of 8.875% of the $25,000.00 ($25.00 per Depositary Share) liquidation preference per year (equivalent to $2,218.75 per share per year or $2.21875 per Depositary Share per year). Dividends are payable quarterly in arrears, on or about the 15th of January, April, July and October, beginning on or about October 15, 2021.

All securities sold by us during the three years ended December 31, 2022, which were not registered under the Securities Act of 1933, as amended, have been previously reported in accordance with the requirements of Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

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

We are a water solutions provider dedicated to delivering clean, reliable, and affordable water for people through a variety of innovative water supply, storage, conveyance and treatment projects. We are advancing human access to clean water with our unique combination of land, water, infrastructure and technology assets, cutting-edge innovation, and industry-leading standards of environmental stewardship.

We own approximately 46,000 acres of land with access to high-quality, naturally-recharging groundwater resources in three areas of Southern California’s Mojave Desert – the Cadiz Valley (35,000 acres), Danby Dry Lake (2,000 acres), and the Piute Valley (9,000 acres) (“Cadiz Property”).  Our land holdings with vested water rights were primarily assembled by our founders in the early 1980s, relying on NASA imagery that identified a unique desert aquifer system at the base of a vast Southern California watershed.  This watershed underlying our property in the Cadiz Valley (“Cadiz Ranch”) presently holds 17-34 million acre-feet of groundwater in storage – comparable in size to the largest reservoir in the United States, Lake Mead. The aquifer system is part of a closed-basin watershed in which all water flows downgradient to desert playas where it evaporates at the surface forming what are known as “desert dry lakes”.

Water Supply – We own vested water rights to withdraw 2.5 million acre-feet of groundwater to support farming and off property uses. Because all water in the aquifer system will eventually be lost to evaporation, surplus water that is captured and withdrawn before it evaporates is a new water supply known as “conserved” water. We have completed extensive environmental review in accordance with local, state and federal laws authorizing the management of the groundwater aquifer underlying the Cadiz Ranch to conserve an average of 50,000 acre-feet of water per year for 50 years for use in communities.

Groundwater Storage - The alluvium aquifer that lies beneath the Cadiz Property is also large enough for conjunctive use as a water “banking” facility, capable of storing an additional 1 million acre-feet of imported surplus water for delivery during drought periods.

Cadiz Inc.

Pipeline Conveyance – We also own a 30” steel natural gas pipeline (“Northern Pipeline”) that extends 220-miles from the Cadiz Ranch across Kern and San Bernardino Counties terminating in California’s Central Valley. The pipeline, originally constructed to transport fossil fuels, is idle, and we are presently preparing to convert the pipeline to transport water. The route of the Northern Pipeline intersects three water conveyance facilities that deliver water to Southern California, the California Aqueduct, the Los Angeles Aqueduct, and the Mojave River Pipeline. The capacity of the Northern Pipeline for water conveyance is 25,000 (“AFY”).

We are currently in discussions with multiple public water agencies to enter into agreements whereby project participating agencies would finance and operate the Northern Pipeline and lease 25,000 AFY of annual water supply from us. In accordance with such potential agreements, we expect that we will contribute the Northern Pipeline and an annual supply of 25,000 AFY of water from us into a mutual water company to be owned jointly by the parties.  In such event, we expect that a JPA comprised of participating agencies will be able to purchase, for a 40-year term (take or pay), 25,000 AFY of water at our wellhead at an agreed upon market price estimated to start at approximately $850/AFY and subject to annual adjustment. Through a JPA, the public water agencies would fund capital costs for conversion of the pipeline from gas to water, construction of pumping stations and appurtenant facilities, and would be able to seek infrastructure funding and grants to achieve their lowest possible cost for delivered water. Any contracts and off take facility construction will be subject to standard environmental review and a project level permitting process. We expect that similar agreements will be negotiated and entered into for water supplies and storage delivered via the Southern Pipeline.

Treatment - In the fourth quarter of 2022, we completed the acquisition of the assets of ATEC Systems, Inc. into ATEC Water Systems, LLC (“ATEC”), which provides innovative water filtration solutions for impaired or contaminated groundwater sources.  ATEC’s specialized filtration media provide cost-effective, high-rate of removal for common groundwater impairments and contaminants that pose health risks in drinking water including iron, manganese, arsenic, Chromium-6, nitrates, and other constituents of concern.

Our agricultural operations provide the Company’s current principal source of revenue, although our working capital needs are not fully supported by our agricultural lease and farming returns at this time. We believe that our water supply, storage, pipeline conveyance and treatment solutions will provide a significant source of future cash flow for the business and our stockholders. We presently rely upon debt and equity financing to support our working capital needs and development of our water solutions.  In February 2023, we completed a direct offering for net proceeds of $38 million led by our largest equity shareholders to fund capital expenditures to accelerate the development of water supply, storage and conveyance infrastructure, reduce our outstanding debt from $50 million to $35 million and provide working capital to the Company (see, “Liquidity and Capital Resources”, below).

Our current and future operations also include activities that further our commitments to sustainable stewardship of our land and water resources, good governance and corporate social responsibility. We believe these commitments are important investments that will assist in maintenance of sustained stockholder value.

Results of Operations

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

We have not received significant revenues from our water supply, storage, treatment or conveyance assets to date. Our revenues have been limited to rental income from our agricultural leases and from sales from our alfalfa plantings beginning in 2022. As a result, we have historically incurred a net loss from operations. The net loss totaled $24.8 million for the year ended December 31, 2022, compared with a net loss of $31.2 million for the year ended December 31, 2021. The higher loss in 2021 was primarily due to stock-based non-cash bonus awards to employees and higher interest expense in that period offset by gross margin losses from our alfalfa plantings during 2022.

Our primary expenses are our ongoing overhead costs associated with the development of our water supply, storage or conveyance assets (i.e., general and administrative expense) and our interest expense. We will continue to incur non-cash expense in connection with our management and director equity incentive compensation plans.

Revenues. Revenue totaled $1.5 million during the year ended December 31, 2022, compared to $564 thousand during the year ended December 31, 2021. The revenue is primarily related to rental income from our agricultural leases and our alfalfa crop harvest.

Cost of Sales. Cost of sales totaled $2.1 million during the year ended December 31, 2022, compared to $0 cost of sales recorded during the year ended December 31, 2021. In June 2021, the Company converted 610 acres of agricultural development to alfalfa commercial production. The 2022 expense was primary due to non-recurring start-up costs and higher than expected fuel costs for the initial short year of commercial production.

General and Administrative Expenses. General and administrative expenses during the year ended December 31, 2022, exclusive of stock-based compensation costs, totaled $13.5 million compared with $12.9 million for the year ended December 31, 2021.

Compensation costs from stock and option awards for the year ended December 31, 2022, totaled $1.9 million compared with $4.7 million for the year ended December 31, 2021. The higher 2021 expense was primarily due to stock-based non-cash bonus awards to employees.

Interest Expense. Interest expense totaled $8.3 million during the year ended December 31, 2022, compared to $11.4 million during the year ended December 31, 2021. The following table summarizes the components of net interest expense for the two periods (in thousands):

Cadiz Inc.

	Year Ended December 31,
	2022	2021

Interest on outstanding debt	$5,849	$8,485
Unrealized gains on warrants	-	(573)
Amortization of debt discount	2,414	1,110
Amortization of deferred loan costs	-	2,364

	$8,263	$11,386

Gain (Loss) from Equity-Method Investments. Gain from equity-method investments related to our 50% ownership in the SoCal Hemp JV LLC totaled $40 thousand during the year ended December 31, 2022, compared to a $942 thousand loss during the year ended December 31, 2021.  No plantings of hemp were made by the Joint Venture during 2022 due to continued poor market conditions for hemp prices which resulted in the Joint Venture being dissolved on December 30, 2022.  As a result of the dissolution, we recognized a gain of $211 thousand.

Liquidity and Capital Resources

(a)         Current Financing Arrangements

As we have not received significant revenues from our development or treatment activities to date, we have been required to obtain financing to bridge the gap between the time water resource and other development expenses are incurred and the time that revenue will commence. Historically, we have addressed these needs primarily through secured debt financing arrangements and private equity placements.

On June 7, 2021, we completed the sale and issuance of 1,219,512 shares of our common stock to certain institutional investors under a placement agent agreement with B. Riley Securities, Inc. (“BRS”). The shares of common stock were sold at a purchase price of $12.30 per share, for aggregate gross proceeds of $15 million and aggregate net proceeds of approximately $14.1 million. We used the net proceeds from this offering, together with cash on hand, to fund the $19 million payment made on June 30, 2021 to complete the acquisition of a 124-mile extension of the Northern Pipeline.

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

Cadiz Inc.

On July 2, 2021, we entered into a $50 million new credit agreement (“Credit Agreement”) (see Note 7 to the Condensed Consolidated Financial Statements – “Long-Term Debt”). The proceeds of the Credit Agreement, together with the proceeds from the Depositary Share Offering, were used to (a) to repay all our outstanding obligations under the Prior Senior Secured Debt in the amount of approximately $77.6 million (b) to deposit approximately $10.2 million into a segregated account, representing an amount sufficient to pre-fund eight quarterly dividend payments on the Series A Preferred Stock underlying the Depositary Shares issued in the Depositary Share Offering, and (c) to pay transaction related expenses. The remaining proceeds were used for working capital needs and for general corporate purposes.

On March 23, 2022, we completed the sale and issuance of 6,857,140 shares of our common stock to certain institutional and individual investors in a registered direct offering. The shares of common stock were sold at a purchase price of $1.75 per share, for aggregate gross proceeds of $12 million and aggregate net proceeds of approximately $11.8 million. The proceeds were used for working capital needs and for general corporate purposes.

On November 14, 2022, we completed the sale and issuance of 5,000,000 shares of our common stock to certain institutional investors in a registered direct offering (“November 2022 Direct Offering”). The shares of common stock were sold at a purchase price of $2.00 per share, for aggregate gross proceeds of $10 million and aggregate net proceeds of approximately $9.9 million.

On January 30, 2023, we completed the sale and issuance of 10,500,000 shares of our common stock to certain institutional investors in a registered direct offering (“January 2023 Direct Offering”). The shares of common stock were sold at a purchase price of $3.84 per share, for aggregate gross proceeds of $40.32 million and aggregate net proceeds of approximately $38.5 million. A portion of the net proceeds were used to repay our debt in the principal amount of $15 million, together with fees and interest required to be paid in connection with such repayment.

The remaining proceeds from the January 2023 Direct Offering, together with the remaining proceeds from the November 2022 Direct Offering will be used for capital expenditures to accelerate development of water supply, storage, conveyance and treatment assets, working capital and development of additional water resources to meet increase demand on an accelerated timetable.

On February 2, 2023, we entered into a First Amendment to Credit Agreement with BRF Finance Co., LLC and B. Riley Securities, Inc., as administrative agent, to amend certain provisions of the Credit Agreement dated as of July 2, 2021 (“First Amended Credit Agreement), Under the First Amended Credit Agreement, the lenders will have a right to convert up to $15 million of outstanding principal, plus any PIK interest and any accrued and unpaid interest (the “Convertible Loan”) into shares of our common stock at a conversion price of $4.80 per share (the “Conversion Price”). The lenders’ right to convert is conditioned upon us obtaining stockholder approval of an amendment to its certificate of incorporation to increase the number of authorized shares of the Company at its next annual meeting of stockholders, expected to be held in June 2023 (“Stockholder Approval”). In addition, prior to the maturity of the Credit Agreement, we will have the right to require that the lenders convert the outstanding principal amount, plus any PIK Interest and accrued and unpaid interest, of the Convertible Loan if the following conditions are met: (i) the average VWAP of the Company’s common stock on The Nasdaq Stock Market, or such other national securities exchange on which the shares of common stock are listed for trading, over 30 consecutive trading dates exceeds 115% of the then Conversion Price, (ii) a registration statement registering the resale of the shares issuable upon conversion of the Convertible Loan has been declared effective by the Securities and Exchange Commission, (iii) the Stockholder Approval has been obtained, and (iv) there is no event of default under certain provisions of the Credit Agreement.

Cadiz Inc.

Under the First Amended Credit Agreement, the maturity date of the Credit Agreement has been extended from July 2, 2024 to June 30, 2025. Upon obtaining the Stock Approval and so long as there is no event of default under certain provisions of the Credit Agreement, the maturity date for the Credit Agreement will automatically be extended to June 30, 2026. The annual interest rate will remain unchanged at 7.00%. Interest on $20 million of the remaining principal amount will be paid in cash. Interest on the $15 million principal amount of the Convertible Loan will be paid in kind on a quarterly basis by addition such amount to the outstanding principal amount of the outstanding Convertible Loan.

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

Cash Used for Operating Activities. Cash used for operating activities totaled $18.6 million for the year ended December 31, 2022, and $15.3 million for the year ended December 31, 2021. The cash was primarily used to fund general and administrative expenses related to our water development efforts and agricultural development efforts.

Cash Used for Investing Activities. Cash used for investing activities in the year ended December 31, 2022, was $4.1 million, compared with $23.5 million for the year ended December 31, 2021. The cash used in the 2022 period primarily related to development costs for the initial planting of 760 acres of alfalfa.  The cash used in the 2021 period primarily related to the Northern Pipeline acquisition totaling $19 million and additions to well development and water quality and structural testing of a five-mile segment of pipeline.

Cash Provided by Financing Activities. Cash provided by financing activities totaled $16.6 million for the year ended December 31, 2022, compared with cash provided by financing activities of $15.2 million for the year ended December 31, 2021. Proceeds from financing activities for the 2022 period are related to the issuance of shares under direct offerings. Proceeds from financing activities for the 2021 period are related to the completion of the Depositary Share Offering, issuance of shares under at-the market and direct offerings and refinancing of the Company’s Prior Senior Secured Debt.

Cadiz Inc.

(b)         Outlook

Short-Term Outlook. The November 2022 Direct Offering and the January 2023 Direct Offering provided net cash proceeds of approximately $48.4 million. A portion of these net proceeds were used to repay our debt in the principal amount of $15 million, together with fees and interest required to be paid in connection with such repayment. The remaining proceeds, together with cash on hand, provide us with sufficient funds to meet our short-term working capital needs.  The Company's agricultural & farming and water treatment operations will be funded using existing capital and cash profits generated from operations.

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

(c)         Critical Accounting Estimates

As discussed in Note 2 to our Consolidated Financial Statements, “Summary of Significant Accounting Policies”, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements based on all relevant information available at the time and giving due consideration to materiality. However, application of these policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Management has concluded that the following critical accounting policy described below affect the most significant judgments and estimates used in the preparation of the consolidated financial statements.

(1) Liquidity. Management assesses whether the Company has sufficient liquidity to fund its costs for the next twelve months from the financial statement issuance date. Management evaluates the Company’s liquidity to determine if there is a substantial doubt about the Company’s ability to continue as a going concern. In the preparation of this liquidity assessment, management applies judgement to estimate the significant assumptions related to the projected cash flows of the Company including the following: (i) projected cash outflows, (ii) projected cash inflows, (iii) categorization of expenditures as discretionary versus non-discretionary, and (iv) the ability to raise capital. The cash flow projections are based on known or planned cash requirements for operating costs as well as planned costs for project development.

Cadiz Inc.

Limitations on the Company’s liquidity and ability to raise capital may adversely affect it. Sufficient liquidity is critical to meet the Company’s activities. Although the Company currently expects its sources of capital to be sufficient to meet its near-term liquidity needs, there can be no assurance that its liquidity requirements will continue to be satisfied. If the Company cannot raise needed funds, it might be forced to make substantial reductions in its operating expenses, which could adversely affect its ability to implement its current business plan and ultimately impact its viability as a company.

(2) Business Combinations The results of acquired businesses are included in our Consolidated Financial Statements from their acquisition date. Assets and liabilities of an acquired business are recorded at their estimated fair values on the acquisition date. We engage third-party valuation specialists to assist us in determining these fair values as necessary. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill.

The allocation of purchase price, including contingent consideration arrangements, requires management to make significant estimates and assumptions. While we believe our assumptions and estimates are reasonable, they are inherently uncertain and based in part on experience, market conditions, projections of future performance and information obtained from management of the acquired companies.

(3)  Long-Lived Assets. Property, plant and equipment, and water program assets are depreciated or amortized over their useful lives. Useful lives are based on management’s estimates of the period over which the assets will generate revenue.  Assets are placed into service when they are in a condition or state of readiness for a specifically assigned function on a regular and ongoing basis.

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

Cadiz Inc.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

              We have established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to our Board of Directors. Based on their evaluation as of December 31, 2022, our Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the criteria in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Management’s assessment of and conclusions on the effectiveness of our internal control over financial reporting did not include the internal controls of ATEC Water Systems, LLC, which included assets acquired from ATEC Systems, Inc. in November 2022, which is included in our 2022 consolidated financial statements and constituted 1.3% of total assets as of December 31, 2022 and 0.0% of net sales for the year then ended.  This exclusion is in accordance with the guidance issued by the U.S. Securities and Exchange Commission that allows companies to exclude acquisitions from management’s report on internal control over financial reporting for the first year after acquisition.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, excluding the acquisition of the assets of ATEC Systems, Inc. into ATEC Water Systems, LLC, there was no change identified in the Company's internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Cadiz Inc.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. Other Information

Not applicable.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Cadiz Inc.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2022.

ITEM 11. Executive Compensation

The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2022.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2022.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2022.

ITEM 14. Principal Accounting Fees and Services

The information called for by this item is incorporated herein by reference to the definitive proxy statement involving the election of directors which we intend to file with the SEC pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after December 31, 2022.

Cadiz Inc.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

1.         Financial Statements. See Index to Consolidated Financial Statements.

2.         Financial Statement Schedule. See Index to Consolidated Financial Statements. ***

3.         Exhibits.

The following exhibits are filed or incorporated by reference as part of this Form 10-K.

**3.1	Cadiz Certificate of Incorporation, as amended

**3.2	Cadiz Bylaws, as amended

**3.3	Certificate of Designation of Series 1 Preferred Stock of Cadiz Inc.

**3.4	Certificate of Designation of 8.875% Series A Cumulative Perpetual Preferred Stock of Cadiz Inc.

**4.1	Form of Senior Indenture

**4.2	Form of Subordinated Indenture

**4.3	Deposit Agreement, dated effective as of July 2, 2021, by and among the Company, Continental Stock Transfer & Trust Company, as depositary, and the holders of the depositary receipts issued thereunder

**4.4	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934

**4.5	Warrant No. W-1 to Purchase Common Stock of Cadiz Inc. dated as of July 2, 2021

**4.6	Warrant No. W-2 to Purchase Common Stock of Cadiz Inc. dated as of July 2, 2021

**10.1	Limited Liability Company Agreement of Cadiz Real Estate LLC dated December 11, 2003

**10.2	Amendment No. 1, dated October 29, 2004, to Limited Liability Company Agreement of Cadiz Real Estate LLC

**10.3	Amendment No. 2 dated March 5, 2013, to Limited Liability Company Agreement of Cadiz Real Estate LLC

Cadiz Inc.

**10.4	Longitudinal Lease Agreement dated September 17, 2008 between Arizona & California Railroad Company and Cadiz Real Estate, LLC

†**10.5	2019 Equity Incentive Plan, as amended

**10.6	Form of Option Agreement with Santa Margarita Water District

**10.7	Form of Environmental Processing and Cost Sharing Agreement with Santa Margarita Water District

**10.8	Form of Environmental Processing and Cost Sharing Agreement with Three Valleys Municipal Water District

**10.9	Option Agreement with Golden State Water Company dated June 25, 2010

**10.10	Option Agreement with Suburban Water Systems dated October 4, 2010

†**10.11	Letter agreement with Scott S. Slater dated April 12, 2011

†**10.12	Letter agreement with Scott S. Slater dated January 10, 2013

**10.13	Option Agreement with California Water Service Company dated December 1, 2011

**10.14	Form of Memorandum of Understanding by and among Cadiz Inc., County of San Bernardino and Santa Margarita Water District

**10.15	Water Purchase and Sale Agreement among Cadiz Inc., Cadiz Real Estate LLC, Fenner Valley Mutual Water Company and Santa Margarita Water District dated July 31, 2012

**10.16

Groundwater Management, Monitoring, and Mitigation Plan for the Cadiz Valley Groundwater Conservation, Recovery and Storage Project approved by the Santa Margarita Water District and the County of San Bernardino Board of Supervisors effective October 1, 2012

†**10.17	Revised Terms of Engagement with Brownstein Hyatt Farber and Schreck dated January 9, 2013

**10.18	Track Utilization Agreement dated September 16, 2013, between Arizona & California Railroad Company and Cadiz Real Estate LLC

†**10.19	Amended and Restated Employment Agreement between Timothy J. Shaheen and Cadiz Inc. dated June 13, 2014

†**10.20	Amendment No. 1 to Amended and Restated Employment Agreement between Timothy J. Shaheen and Cadiz Inc. dated March 10, 2020

Cadiz Inc.

†**10.21	Amendment No. 2 to Amended and Restated Employment Agreement between Timothy J. Shaheen and Cadiz Inc. dated as of May 21, 2020

†**10.22	Employment Agreement between Cadiz Inc. and Stanley E. Speer dated as of May 21, 2020

**10.23	Form of Water Purchase and Sale Agreement, dated as of December 29, 2014, by and between Cadiz Inc. and San Luis Water District

**10.24	Amended and Restated Lease Agreement, dated as of February 8, 2016, by and among Cadiz Real Estate LLC, Cadiz Inc. and Fenner Valley Farm, LLC

**10.25	Purchase and Sale Agreement between El Paso Natural Gas Company, LLC, and Cadiz Inc. dated December 31, 2018

**10.26	First Amendment to Purchase and Sale Agreement dated February 3, 2020 by and between El Paso Natural Gas Company, LLC, a Delaware limited liability company and Cadiz Inc., a Delaware corporation

**10.27	Second Amendment to Purchase and Sale Agreement dated December 4, 2020 by and between El Paso Natural Gas Company, LLC, a Delaware limited liability company and Cadiz Inc., a Delaware corporation

**10.28	Conversion and Exchange Agreement, dated March 5, 2020, by and between Cadiz Inc. and Elkhorn Partners Limited Partnership

**10.29	Registration Rights Agreement, dated March 5, 2020, by and among Cadiz Inc. and the other parties thereto

**10.30	Placement Agent Agreement, dated as of June 2, 2021, by and between Cadiz Inc. and B. Riley Securities, Inc.

**10.31	Underwriting Agreement, dated as of June 29, 2021, by and among the Company and B. Riley Securities, Inc., as representative of the several underwriters named therein

**10.32

Credit Agreement, dated as of July 2, 2021, by and among Cadiz Inc. and Cadiz Real Estate LLC as borrowers, the lenders from time to time party thereto, and B. Riley Securities, Inc., as administrative agent

**10.33

First Amendment to Credit Agreement, dated as of February 2, 2023, by and among Cadiz Inc. and Cadiz Real Estate LLC as borrowers, the lenders from time to time party thereto, and B. Riley Securities, Inc. as administrative agent

**10.34	Security Agreement, dated as of July 2, 2021, made by Cadiz Inc., Cadiz Real Estate LLC, in favor of B. Riley Securities, Inc.

Cadiz Inc.

**10.35	Deed of Trust, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing, dated as of July 2, 2021

**10.36	First Amendment to Deed of Trust, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing, dated as of February 2, 2023

†**10.37	Employment Agreement between Cadiz Inc. and Susan P. Kennedy dated as of February 4, 2022

**10.38	Form of Securities Purchase Agreement, dated as of March 20, 2022

**10.39	Form of Board Observer and Nomination Right Agreement

**10.40	Form of Securities Purchase Agreement, dated as of November 9, 2022

**10.41	Form of Registration Rights Agreement

**10.42	Form of Amendment No. 1 to Registration Rights Agreement

*10.43	Form of Amendment No. 2 to Registration Rights Agreement

*10.44	Asset Purchase Agreement, dated as of October 21, 2022, between ATEC Systems, Inc., David Ketchum and Donna Ketchum and Cadiz Inc.

*10.45	Amended and Restated Limited Liability Company Agreement of ATEC Water Systems, LLC dated as of November 6, 2022

**10.46	Placement Agent Agreement, dated as of January 30, 2023, by and among Cadiz Inc., B. Riley Securities, Inc. and Northland Securities Inc.

*21.1	Subsidiaries of the Registrant

*23.1	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of Scott Slater, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Stanley E. Speer, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Scott Slater, Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Stanley E. Speer, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Cadiz Inc.

* 101.INS	Inline XBRL Instance Document

* 101.SCH	Inline XBRL Taxonomy Extension Schema

* 101.CAL	Inline XBRL Taxonomy Extension Calculation

* 101.DEF	Inline XBRL Extension Definition

* 101.LAB	Inline XBRL Taxonomy Extension Label

* 101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Management contract or compensatory plan or agreement.
*	Filed herewith.
**	Previously filed.
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

CADIZ INC.

By:	/s/ Scott S. Slater
Scott S. Slater,
Chief Executive Officer

Date:	March 30, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name and Position	Date

/s/ Susan Kennedy	March 30, 2023
Susan Kennedy, Chair

/s/ Scott S. Slater	March 30, 2023
Scott S. Slater, Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Stanley E. Speer	March 30, 2023
Stanley E. Speer, Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Keith Brackpool	March 30, 2023
Keith Brackpool, Director

/s/ Stephen E. Courter	March 30, 2023
Stephen E. Courter, Director

/s/ Maria Echaveste	March 30, 2023
Maria Echaveste, Director

/s/ Geoffrey T. Grant	March 30, 2023
Geoffrey T. Grant, Director

/s/ Winston H. Hickox	March 30, 2023
Winston H. Hickox, Director

/s/ Kenneth Lombard	March 30, 2023
Kenneth Lombard, Director

/s/ Richard Polanco	March 30, 2023
Richard Polanco, Director

/s/ Carolyn Webb de Macias Carolyn Webb de Macias, Director	March 30, 2023

Cadiz Inc.

Cadiz Inc. Consolidated Financial Statements

Cadiz Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cadiz Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cadiz Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Liquidity Assessment

As described in Note 2 to the consolidated financial statements, management has prepared the Company’s consolidated financial statements on a going concern basis, contemplating the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred losses of $24.8 million for the year ended December 31, 2022. The Company had working capital of $6.8 million as of December 31, 2022 and used cash in operations of $18.6 million for the year ended December 31, 2022. Management assesses whether the Company has sufficient liquidity to fund its costs for the next twelve months from the financial statement issuance date. Management evaluates the Company’s liquidity to determine if there is substantial doubt about the Company’s ability to continue as a going concern. In the preparation of this liquidity assessment, management applies judgment to estimate the significant assumptions related to the projected cash flows of the Company, including the following: (i) projected cash outflows; (ii) projected cash inflows; (iii) categorization of expenditures as discretionary versus non-discretionary; and (iv) ability to raise capital. The cash flow projections are based on known or planned cash requirements for operating costs as well as planned costs for project development.

The principal considerations for our determination that performing procedures relating to the liquidity assessment is a critical audit matter are the significant judgment by management when assessing whether the Company has sufficient liquidity and a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s liquidity assessment and the significant assumptions related to (i) projected cash outflows; (ii) projected cash inflows; (iii) categorization of expenditures as discretionary versus non-discretionary; and (iv) ability to raise capital.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for assessing whether the Company has sufficient liquidity; (ii) evaluating the appropriateness of the projected cash flow model; (iii) testing the completeness and accuracy of the underlying data used in the model; and (iv) evaluating the reasonableness of management’s significant assumptions related to projected cash outflows, projected cash inflows, categorization of expenditures as discretionary versus non-discretionary, and ability to raise capital. Evaluating management’s assumptions related to projected cash outflows, projected cash inflows, categorization of expenditures as discretionary versus non-discretionary, and ability to raise capital involved evaluating whether the assumptions used were reasonable considering (i) current and past performance of the Company; (ii) management’s historical forecasting accuracy; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 30, 2023

We have served as the Company’s auditor since at least 1995. We have not been able to determine the specific year we began serving as auditor of the Company.

Cadiz Inc.

Consolidated Statements of Operations and Comprehensive Loss

	December 31,
(In thousands, except per share data)	2022	2021

Total revenues	$1,501	$564

Costs and expenses:
Cost of Sales	2,067	-
General and administrative	15,342	17,653
Depreciation	654	423

Total costs and expenses	18,063	18,076

Operating loss	(16,562)	(17,512)

Interest expense, net	(8,263)	(11,386)
Loss on extinguishment of debt	-	(1,399)
Loss before income taxes	(24,825)	(30,297)
Income tax expense	(7)	(10)
Gain (loss) from equity-method investments	40	(942)

Net loss and comprehensive loss	$(24,792)	$(31,249)

Less: Preferred stock dividend requirements	$5,106	2,737

Net loss and comprehensive loss applicable to common stock	$(29,898)	$(33,986)

Basic and diluted net loss per common share	$(0.60)	$(0.84)

Basic and diluted weighted-average shares outstanding	49,871	40,561

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Balance Sheets

($ in thousands, except per share data)	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$9,997	$10,965
Restricted Cash	1,288	1,288
Accounts receivable	454	270
Prepaid expenses and other current assets	696	691
Total current assets	12,435	13,214

Property, plant, equipment and water programs, net	84,138	78,890
Long-term deposit/prepaid expenses	420	420
Equity-method investments	-	976
Goodwill	5,714	3,813
Right-of-use asset	553	3,281
Long-term restricted cash	2,497	7,603
Other assets	5,030	4,296
Total assets	$110,787	$112,493

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,107	$286
Accrued liabilities	1,545	808
Current portion of long-term debt	140	107
Dividend payable	1,288	1,288
Contingent consideration liabilities	1,450	-
Operating lease liabilities	109	24
Total current liabilities	5,639	2,513

Long-term debt, net	48,950	46,477
Long-term lease obligations with related party, net	20,745	18,855
Long-term operating lease liabilities	444	3,257
Deferred revenue	750	750
Other long-term liabilities	36	32
Total liabilities	76,564	71,884
Stockholders' equity (deficit):
Preferred stock - $.01 par value, 100,000 shares authorized at December 31, 2022 and December 31, 2021; shares issued and outstanding – 329 at December 31, 2022 and December 31, 2021	1	1
8.875% Series A cumulative, perpetual preferred stock - $.01 par value; 7,500 shares authorized at December 31, 2022 and December 31, 2021; shares issued and outstanding – 2,300 at December 31, 2022 and 2,300 at December 31, 2021	1	-
Common stock - $0.01 par value; 70,000,000 shares Authorized at December 31, 2022 and December 31, 2021; shares issued and outstanding: 55,823,810 at December 31, 2022, and 43,656,169 at December 31, 2021	556	436

Additional paid-in capital	636,963	613,572
Accumulated deficit	(603,298)	(573,400)
Total stockholders' equity	34,223	40,609
Total liabilities and stockholders' equity	$110,787	$112,493

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
($ in thousands)	2022	2021

Cash flows from operating activities:
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:	$(24,792)	$(31,249)
Depreciation	654	423
Amortization of debt discount and issuance costs	2,414	3,475
Amortization of right-of-use asset	18	15
Interest expense added to loan principal	-	4,267
Interest expense added to lease liability	1,866	1,647
Loss on equity method investments	(40)	942
Loss on debt conversion and extinguishment of debt	-	1,399
Compensation charge for stock and share option awards	1,876	4,747
Unrealized gain on warrant derivative liabilities	-	(573)
Changes in operating assets and liabilities:
Accounts receivable	(184)	(215)
Prepaid expenses and other current assets	75	(420)
Other assets	(684)	234
Accounts payable	113	(92)
Accrued and other liabilities	85	126

Net cash used in operating activities	(18,599)	(15,274)

Cash flows from investing activities:
Additions to property, plant and equipment and water programs	(3,376)	(22,908)
Contributions to equity-method investments	(213)	(564)
Distributions from equity-method investments	217	-
Payments for acquisitions, net of cash acquired	(750)	-

Net cash used in investing activities	(4,122)	(23,472)

Cash flows from financing activities:
Net proceeds from issuance of common stock	21,636	32,459
Net proceeds from the issuance of 8.875% series A cumulative, perpetual preferred stock	-	54,209
Dividend payment	(5,106)	(1,449)
Proceeds from the issuance of long-term debt	287	50,137
Issuance costs of long-term debt	-	(2,878)
Principal payments on long-term debt	(170)	(77,595)
Costs for extinguishment of debt	-	(2,525)
Taxes paid related to net share settlement of equity awards	-	(1,184)
Other	-	4

Net cash provided by financing activities	16,647	51,178

Net (decrease) increase in cash, cash equivalents and restricted cash	(6,074)	12,432

Cash, cash equivalents and restricted cash, beginning of period	19,856	7,424

Cash, cash equivalents and restricted cash, end of period	$13,782	$19,856

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

					8.875% Series A Cumulative		Additional		Total
	Common Stock		Preferred Stock		Perpetual Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2020	36,902,361	$368	7,531	$1	-	$-	$513,744	$(539,414)	$(25,301)

Issuance of restricted stock units	158,673	1	-	-	-	-	-	-	1
Net settlement for taxes related to equity awards	-	-	-	-	-	-	(1,184)	-	(1,184)
Issuance of shares pursuant to ATM offerings	1,649,318	16	-	-	-	-	18,366	-	18,382
Issuance of shares pursuant to direct offering	1,219,512	12	-	-	-	-	14,062	-	14,074
Conversion of preferred shares to common stock	2,917,167	29	(7,202)	-	-	-	(29)	-	-
Issuance of 8.875% series A cumulative perpetual preferred shares	-	-	-	-	2,300	1	54,209	-	54,210
Issuance of shares pursuant to exercise of warrants	362,500	4	-	-	-	-	-	-	4
Reclassification of warrant liability	-	-	-	-	-	-	3,179	-	3,179
Issuance of warrants	-	-	-	-	-	-	1,795	-	1,795
Issuance of shares to lenders	363,566	4	-	-	-	-	4,613	-	4,617
Dividends paid and declared on 8.857% series A cumulative perpetual preferred shares ($1,190 per share)	-	-	-	-	-	-	-	(2,737)	(2,737)
Cancellation of stock options to consultants	-	-	-	-	-	-	71	-	71
Stock-based compensation expense	83,072	1	-	-	-	-	4,746	-	4,747
Net loss and comprehensive loss	-	-	-	-	-	-	-	(31,249)	(31,249)
Balance as of December 31, 2021	43,656,169	$435	329	$1	2,300	$1	$613,572	$(573,400)	$40,609

Issuance of shares pursuant to direct offerings	11,857,140	118	-	-	-	-	21,518	-	21,636
Dividends paid and declared on 8.857% series A cumulative perpetual preferred shares ($2,220 per share)	-	-	-	-	-	-	-	(5,106)	(5,106)
Stock-based compensation expense	310,501	3	-	-	-	-	1,873	-	1,876
Net loss and comprehensive loss	-	-	-	-	-	-	-	(24,792)	(24,792)
Balance as of December 31, 2022	55,823,810	$556	329	$1	2,300	$1	$636,963	$(603,298)	$34,223

See accompanying notes to the consolidated financial statements.

Cadiz Inc.

Notes To The Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

Cadiz Inc. (“Cadiz or the “Company”) is a water solutions provider dedicated to delivering clean, reliable, and affordable water for people through a variety of innovative water supply, storage, conveyance and treatment projects. The Company is advancing human access to clean water with its unique combination of land, water, infrastructure and technology assets, cutting-edge innovation, and industry-leading standards of environmental stewardship.

The Company owns approximately 46,000 acres of land with access to high-quality, naturally-recharging groundwater resources in three areas of Southern California’s Mojave Desert – the Cadiz Valley (35,000 acres), Danby Dry Lake (2,000 acres), and the Piute Valley (9,000 acres) (“Cadiz Property”). The Company’s land holdings with vested water rights were primarily assembled by its founders in the early 1980s, relying on NASA imagery that identified a unique desert aquifer system at the base of a vast Southern California watershed.

Since its founding in 1983, the Company has developed its unique land assets in California for sustainable farming and groundwater management, and in recent years,  has invested in wellfield and pipeline infrastructure as well as groundwater treatment technology that will enable us to play a critical role in serving the needs of people and communities that lack access to clean, reliable and affordable water.

The Company’s unique supply, storage and pipeline assets are located in a remote area of eastern San Bernardino County that sits at the crossroads of major highway, rail, energy, and water infrastructure between California’s primary water supply systems, the Colorado River Basin and the State Water Project. As a result, our Cadiz Water Conservation and Storage Project is uniquely positioned to assist public water agencies in storing and managing unpredictable water supplies and provide reliable, affordable water supplies to chronically underserved areas of California.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements of the Company have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company incurred losses of $24.8 million and $31.2 million for the years ended December 31, 2022 and 2021, respectively. The Company had working capital of $6.8 million at December 31, 2022 and used cash in operations of $18.6 million for the year ended December 31, 2022. The higher loss in 2021 was primarily due to stock-based non-cash bonus awards to employees and higher interest expense in that period offset by higher cost of sales recorded in the 2022 period.

Cash requirements during the year ended December 31, 2022 primarily reflect certain administrative costs related to the Company’s water project development efforts, the further development of its land and agricultural assets. The Company’s present activities are focused on development of its assets in ways that meet growing long-term demand for access to sustainable water supplies and agricultural products.

Cadiz Inc.

Notes To The Consolidated Financial Statements

On June 7, 2021, the Company completed the sale and issuance of 1,219,512 shares of the Company’s common stock to certain institutional investors under a placement agent agreement with B. Riley Securities, Inc. (“BRS”). The shares of common stock were sold at a purchase price of $12.30 per share, for aggregate gross proceeds of $15 million and aggregate net proceeds of approximately $14.1 million. The Company used the net proceeds from this offering together with cash on hand, to fund the $19 million payment made on June 30, 2021 to complete the acquisition of a 124-mile extension of its Northern Pipeline.

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

On July 2, 2021, the Company entered into a new $50 million senior secured credit agreement with lenders party thereto from time to time (“Lenders”) and BRS, as administrative agent for the Lenders (“Current Senior Secured Debt”) (see Note 7 – “Long-Term Debt”). The proceeds of the Current Senior Secured Debt, together with the proceeds from the Depositary Share Offering, were used (a) to repay all the Company’s outstanding obligations under the Prior Senior Secured Debt in the amount of approximately $77.5 million, (b) to deposit approximately $10.2 million into a segregated account, representing an amount sufficient to pre-fund eight quarterly dividend payments on the Series A Preferred Stock underlying the Depositary Shares issued in the Depositary Share Offering, and (c) to pay transaction related expenses. The remaining proceeds were used for working capital needs and for general corporate purposes. At December 31, 2022, the Company was in compliance with its debt covenants.

On March 23, 2022, the Company completed the sale and issuance of 6,857,140 shares of the Company’s common stock to certain institutional and individual investors in a registered direct offering. The shares of common stock were sold at a purchase price of $1.75 per share, for aggregate gross proceeds of $12 million and aggregate net proceeds of approximately $11.7 million.

On November 14, 2022, the Company completed the sale and issuance of 5,000,000 shares of the Company’s common stock to certain institutional investors in a registered direct offering ( “November 2022 Direct Offering”). The shares of common stock were sold at a purchase price of $2.00 per share, for aggregate gross proceeds of $10 million and aggregate net proceeds of approximately $9.9 million.

Cadiz Inc.

Notes To The Consolidated Financial Statements

On January 30, 2023, the Company completed the sale and issuance of 10,500,000 shares of the Company’s common stock to certain institutional investors in a registered direct offering ( “January 2023 Direct Offering”). The shares of common stock were sold at a purchase price of $3.84 per share, for aggregate gross proceeds of $40.32 million and aggregate net proceeds of approximately $38.5 million. A portion of the net proceeds were used to repay the Company’s debt in the principal amount of $15 million, together with fees and interest required to be paid in connection with such repayment.

The remaining proceeds from the January 2023 Direct Offering, together with the remaining proceeds from the November 2022 Direct Offering will be used for capital expenditures to accelerate development of the Company’s water supply, storage, conveyance and treatment assets, working capital and development of additional water resources to meet increase demand on an accelerated timetable.

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

Management assesses whether the Company has sufficient liquidity to fund its costs for the next twelve months from the financial statement issuance date. Management evaluates the Company’s liquidity to determine if there is a substantial doubt about the Company’s ability to continue as a going concern. In the preparation of this liquidity assessment, management applies judgment to estimate the significant assumptions related to the projected cash flows of the Company including the following: (i) projected cash outflows, (ii) projected cash inflows, (iii) categorization of expenditures as discretionary versus non-discretionary and (iv) the ability to raise capital. The cash flow projections are based on known or planned cash requirements for operating costs as well as planned costs for project development.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Cadiz Inc. and all subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company applies the equity method of accounting for investments in which the Company has significant influence but not a controlling interest.

Cadiz Inc.

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

Segment Reporting

The Company currently operates in two segments based upon its organizational structure and the way in which its operations are managed and evaluated. The Company’s largest segment is Land and Water Resources which includes all activities regarding its properties in the eastern Mojave desert including the Water Project development and its agricultural operations. The Company’s second operating segment is its recently acquired water treatment business, ATEC Water Systems LLC (“ATEC”) which provides innovative water filtration solutions for impaired or contaminated groundwater sources. The reporting segments have been combined for 2022 as the ATEC business was not acquired until November 2022 and its revenue, operating results and assets in 2022 were not material to the Company’s consolidated operations.

Revenue Recognition

The Company recognizes rental income through its agricultural leases with Fenner Valley Farms LLC and SoCal Hemp JV LLC, and crop sale revenue from its alfalfa farming operations upon shipment and transfer of title to customers.

Stock-Based Compensation

General and administrative expenses include $1.9 million and $4.7 million of stock-based compensation expenses in the years ended December 31, 2022 and 2021, respectively.

Stock-based compensation is generally based upon grants of stock awards, performance stock units (“PSU”) and restricted stock units (“RSU”) to its employees and consultants under the 2019 Equity Incentive Plan. For stock awards, PSUs or RSUs granted, the Company determines the fair value of the stock award, PSUs or RSU at the date of the grant and recognizes the compensation expense over the vesting period. For PSUs or RSUs which vest upon completion of certain milestones, the fair value of the PSU or RSU is recognized when it is probable that the milestone will be achieved.

Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss applicable to common stock by the weighted-average common shares outstanding. Options, restricted stock units, convertible debt, convertible preferred shares and warrants were not considered in the computation of net loss per share because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 1,814,000 shares and 3,000,000 shares for the years ended December 31, 2022 and 2021, respectively.

Cadiz Inc.

Notes To The Consolidated Financial Statements

Property, Plant, Equipment and Water Programs

Property, plant, equipment and water programs are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally five to forty-five years for land improvements and buildings, and five to fifteen years for machinery and equipment. Leasehold improvements are amortized over the shorter of the term of the relevant lease agreement or the estimated useful life of the asset.

Water rights, storage and supply programs are stated at cost. Certain costs directly attributable to the development of such programs have been capitalized by the Company. These costs, which are expected to be recovered through future revenues, consist of direct labor, drilling costs, consulting fees for various engineering, hydrological, environmental and additional feasibility studies, and other professional and legal fees. The Company has not commenced depreciation of these assets as they are not yet in service as the Water Project is not operating. While interest on borrowed funds is currently expensed, interest costs related to the construction of water project facilities will be capitalized at the time construction of these facilities commences.

Goodwill and Other Intangibles Resulting from Business Acquisitions

As a result of a merger in May 1988 between two companies which eventually became known as Cadiz Inc., goodwill in the amount of $7,006,000 was recorded. Approximately $3,193,000 of this amount was amortized prior to the adoption of Accounting Standards Codification 350, “Intangibles – Goodwill and Other” (“ASC 350”) on January 1, 2002. In addition, as a result of the ATEC Acquisition (see Note 3 – “Acquisitions”), tax deductible goodwill in the amount of $1.9 million was recorded in November 2022.  Since the adoption of ASC 350, there have been no goodwill impairments recorded. The reporting units to which $5.7 million of goodwill is allocated had a positive carrying amount on December 31, 2022 and 2021.

The Company accounts for business combinations using the acquisition method, with the excess of the acquisition cost over the fair value of net tangible assets and identified intangible assets acquired considered goodwill. As a result, the Company discloses goodwill separately from other intangible assets. Other identifiable intangibles related to the ATEC acquisition included non-compete agreements. Contingent consideration arrangements are initially recorded based on management’s best estimate of the amount of contingent consideration that will be realized. Changes in fair value of contingent consideration that are not measurement period adjustments are recognized in earnings.

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

Cadiz Inc.

Notes To The Consolidated Financial Statements

The Company performs an annual impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). In performing the impairment test, the Company has the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative assessment for goodwill impairment. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying value, the Company performs a quantitative assessment.

This impairment assessment is performed at least annually in the fourth quarter. An impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.   The Company uses the market approach to assess impairment for the Land and Water Resources reporting unit, as its common stock price is an important component of the fair value calculation.  If the Company’s stock price experiences price declines, this will impact the fair value of the reporting unit and could lead to potential impairment charges in future periods. Accordingly, no assurances can be given that the Company will not record an impairment loss on goodwill in the future.

In the Company’s annual impairment analysis for the fourth quarter 2022, the goodwill was evaluated utilizing a qualitative assessment. Based on this assessment, the Company determined that the fair value of the reporting units was more-likely-than-not greater than its respective carrying value; therefore, no impairment charge was recorded during the current fiscal year.

Deferred Financing Costs

Deferred loan costs represent costs incurred to obtain debt financing. Such costs are amortized over the life of the related loan using the effective interest method, and are presented as a reduction of long-term debt. The Company had no deferred loan costs as of December 31, 2022, and $2.3 million as of December 31, 2021.

Debt Discount

Debt discount created upon the issuance of debt is deferred and amortized over the life of the related loan using the effective interest method, and is presented as a reduction of long-term debt.  The Company recorded debt discount of $2.4 million for the year ended December 31, 2022, and $1.1 million for the year ended December 31, 2021.  Amortization of debt discounts is included in interest expense on the Consolidated Statement of Operations.

Cadiz Inc.

Notes To The Consolidated Financial Statements

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

Fair Value of Financial Instruments

Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and accrued liabilities due to their short-term nature. The carrying value of the Company’s secured debt approximates fair value, based on interest rates available to the Company for debt with similar terms. See Note 7 – “Long-Term Debt”, for discussion of fair value of debt.

SoCal Hemp JV

In July 2019, SoCal Hemp JV LLC (the “JV”) was created by Cadiz Real Estate LLC (a fully owned subsidiary of Cadiz Inc.) and SoCal Hemp Co, LLC (a fully owned subsidiary of Glass House Brands, Inc., which is an unrelated company to Cadiz Inc.) when the two parties entered into a Limited Liability Company Agreement (“LLC Agreement”). The JV was 50% owned by Cadiz Real Estate LLC and 50% owned by SoCal Hemp Co., LLC (“SCHCO”, together the “Parties”). Pursuant to the LLC Agreement, the JV profits and losses were allocated to the members based on their ownership share. The Company accounted for its investment in the JV using the equity method of accounting.  No planting of hemp was made by the JV during 2022 due to poor market conditions for hemp pricing.  On December 30, 2022, the Parties entered into an Agreement and Plan of Dissolution of the JV whereby the Company purchased fixed assets with a net book value to the JV of approximately $343 thousand for $171 thousand and reclaimed the buildings, tenant improvements and machinery and equipment with fair value of approximately $1 million which is included in Property, Plant, Equipment and Water Programs at December 31, 2022.

Prior to the dissolution of the JV, the carrying value of the investment was approximately $1 million.  Loss from equity-method investments related to the JV immediately prior to the dissolution totaled $171 thousand.  At the time of the dissolution, the Company recorded a gain on the dissolution of the JV of approximately $211 thousand. Total gain from equity-method investments for the year ended December 31, 2022, was $40 thousand. The Company recorded rental income related to the JV of approximately $129 thousand for the year ended December 31, 2022.  The results of the JV have not been separately recorded in discontinued operations as the results were not material.

Supplemental Cash Flow Information

During the year ended December 31, 2022, approximately $3.5 million in interest payments on the Company’s senior secured debt was paid in cash. There are no scheduled principal payments due on the Current Senior Secured Debt prior to its maturity.

Cadiz Inc.

Notes To The Consolidated Financial Statements

At December 31, 2022, accruals for cash dividends payable on the Series A Preferred Stock was $1.29 million (see Note 9 – “Common and Preferred Stock”). The cash dividends were paid on January 17, 2023.

At December 31, 2022, accruals for purchases of PP&E received was approximately $1.5 million, and are expected to be paid in the first fiscal quarter of 2023.

The balance of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is comprised of the following:

Cash, Cash Equivalents and Restricted Cash	December 31, 2022	December 31, 2021
(in thousands)

Cash and Cash Equivalents	$9,997	$10,965
Restricted Cash	1,288	1,288
Long-Term Restricted Cash	2,497	7,603
Cash, Cash Equivalents and Restricted Cash in the Consolidated Statement of Cash Flows	$13,782	$19,856

The restricted cash amounts primarily represent funds deposited into a segregated account, representing an amount sufficient to pre-fund quarterly dividend payments on Series A Preferred Stock underlying the Depositary Shares issued in the Depositary Share Offering through approximately July 2023.

Cash payments for income taxes were $7 thousand and $10 thousand for the years ended December 31, 2022 and 2021, respectively.

Recent Accounting Pronouncements

Accounting Guidance Adopted

In June 2016, the Financial Account Standards Board (“FASB”) issued an accounting standards update which introduces new guidance for the accounting for credit losses on certain financial instruments. This update is effective for fiscal years beginning after December 15, 2022, and for interim periods within those fiscal years, with early adoption permitted. The adoption of this new standard on January 1, 2023 had no impact on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior year's financial statement notes to conform to classifications used in the current year.

NOTE 3 – ACQUISITIONS

On November 9, 2022, the Company completed the acquisition of the assets of ATEC Systems, Inc. into ATEC Water Systems, LLC ("ATEC"), a water filtration technology company, at a purchase price of up to $2.2 million (“ATEC Acquisition”).  The ATEC Acquisition is intended to enable the Company to assist water agencies in increasing supplies of potable water from contaminated groundwater sources.

The table below summarizes the preliminary fair value of assets acquired and liabilities assumed in the ATEC Acquisition:

Cadiz Inc.

Notes To The Consolidated Financial Statements

($ in thousands)
ASSETS
Inventory	80
Property, plant and equipment	169
Identifiable intangibles	50
Goodwill	1,901
Total estimated purchase price	$2,200

The final allocation of purchase consideration to assets and liabilities is ongoing as the Company continues to evaluate certain balances, estimates and assumptions during the measurement period.  Consistent with the allowable time to complete the Company’s assessment, the valuation of certain acquired assets and liabilities, including environmental liabilities and income taxes, is currently pending finalization.

The impact of the ATEC Acquisition, which is a new water treatment segment for the Company, was not material to the proforma net revenue or net income of the Company’s combined operations for the periods presented.  Net revenue and net loss related to ATEC post-acquisition were not material to the Consolidated Statements of Income for the periods presented.

The Company recorded a contingent consideration liability in the amount of $1.45 million related to the purchase price of the ATEC Acquisition for amounts payable upon the sale of a requisite number of water filtration units under an asset purchase agreement.

Following the acquisition, we entered into an agreement to grant 200,000 Class P Units of ATEC to the new Chief Operating Officer of ATEC which vest ratably an annual basis over three years.  These units provide for a 20% profit participation in ATEC following a return to the Company of its initial $2.2 million investment.

NOTE 4 – PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

Property, plant, equipment and water programs consist of the following (dollars in thousands):

	December 31,
	2022	2021

Land and land improvements	$30,579	$27,548
Water programs	29,210	28,784
Pipeline	22,091	22,087
Buildings	1,715	1,599
Leasehold improvements, furniture and fixtures	1,609	1,031
Machinery and equipment	3,395	2,200
Construction in progress	3,680	3,128
	92,279	86,377
Less accumulated depreciation	(8,141)	(7,487)
	$84,138	$78,890

Cadiz Inc.

Notes To The Consolidated Financial Statements

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

Depreciation expense on land improvements, buildings, leasehold improvements, machinery and equipment and furniture and fixtures was $654 thousand and $423 thousand for the twelve months ended December 31, 2022 and 2021, respectively.

NOTE 5 – OTHER ASSETS

Other assets include the following (dollars in thousands):

	December 31,
	2022	2021

Prepaid rent	$4,481	$4,296
Deposits and other	549	-
	$5,030	$4,296

Prepaid rent primarily consists of fees incurred to obtain the rights-of-way for the Water Project. Amortization of prepaid rent was approximately $115,000 for each of the years ended December 31, 2022 and 2021.

NOTE 6 – ACCRUED LIABILITIES

At December 31, 2022 and 2021, accrued liabilities consist of the following (dollars in thousands):

	December 31,
	2022	2021

Payroll, bonus, and benefits	$88	$41
Legal and consulting	403	371
Well development	709	113
Water project	85	-
Other accrued expenses	260	283
	$1,545	$808

Cadiz Inc.

Notes To The Consolidated Financial Statements

NOTE 7 – LONG-TERM DEBT

At December 31, 2022 and 2021, the carrying amount of the Company’s outstanding debt is summarized as follows (dollars in thousands):

	December 31,
	2022	2021

Senior secured debt due July 2, 2024
Interest rate of 7% per annum	$50,000	$50,000
Other loans	287	171
Debt discount and debt issuance costs, net of accumulated accretion	(1,198)	(3,587)
Total outstanding long-term debt	49,089	46,584

Less current portion	139	107

Total outstanding debt	$48,950	$46,477

The carrying value of the Company’s Senior Secured Debt approximates fair value. The fair value of the Company’s Senior Secured Debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company by its lenders for similar debt instruments of comparable maturities by its lenders.

Pursuant to the Company’s loan agreements, annual maturities of long-term debt outstanding on December 31, 2022, are as follows:

Year Ending December 31	($ in thousands)

2023	$139
2024	50,109
2025	39
2026	-
2027+	-
Total	$50,287

On June 28, 2021, an affiliate of BRS entered into an assignment and assumption agreement (“Assignment”) whereby it agreed to purchase all outstanding obligations under the Company’s Prior Senior Secured Debt for $77.6 million. This Assignment closed on July 2, 2021. In conjunction with the closing of the Assignment, the Company issued 299,210 shares of the Company’s common stock to Apollo.

Cadiz Inc.

Notes To The Consolidated Financial Statements

On July 2, 2021, the Company entered into a new $50 million senior secured credit agreement (“Credit Agreement”) with Lenders and BRS, as administrative agent for the Lenders (“Current Senior Secured Debt”). The Current Senior Secured Debt will mature on July 2, 2024, unless the maturity is accelerated subject to the terms of the Credit Agreement. Interest is paid quarterly beginning on September 30, 2021 at a rate of seven percent per annum. The obligations under the Current Senior Secured Debt are secured by substantially all of the Company’s assets on a first-priority basis. In connection with any repayment or prepayment of the debt, the Company is required to pay a repayment fee equal to the principal amount being repaid or prepaid, multiplied by (i) 4.0%, if such repayment or prepayment is made on or after the eighteen-month anniversary of the closing of the debt and prior to the thirty-month anniversary of the closing of the debt, and (iii) 6.0%, if such repayment or prepayment is made at any time after the thirty-month anniversary of the closing of the debt. At any time, the Company will be permitted to prepay the principal of the debt, in whole or in part, provided that such prepayment is accompanied by any accrued interest on such principal amount being prepaid plus the applicable repayment fee described above.

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

The proceeds of the Current Senior Secured Debt were used, together with the proceeds received from the Depositary Share Offering, (a) to repay all of the Company’s outstanding obligations under the Prior Senior Secured Debt, (b) to deposit approximately $10.2 million into a segregated account, representing an amount sufficient to pre-fund eight quarterly dividend payments on the Series A Preferred Stock underlying the Depositary Shares issued in the Depositary Share Offering, and (c) to pay transaction related expenses. The remaining proceeds were used for working capital needs and for general corporate purposes. In addition, the Company incurred approximately $2.9 million in legal and advisory fees which was recorded as additional debt discount and is being amortized over the term of the Current Senior Secured Debt.

Cadiz Inc.

Notes To The Consolidated Financial Statements

In connection with the issuance of the Current Senior Secured Debt, on July 2, 2021 (the “Original Issue Date”) the Company issued to the Lenders two warrants (“A Warrants” and “B Warrants”), each granting an option to purchase 500,000 shares of the Company’s common stock (collectively, the “Warrants”). The A Warrants may be exercised any time prior to July 2, 2024 (the “Expiration Date”) and have an exercise price of $17.38 equal to 120% of the closing price per share of the Company’s common stock on the Original Issue Date. The B Warrants may be exercised in the period from 180 days after the Original Issue Date to the Expiration Date and have an exercise price of $21.72 equal to 150% of the closing price of the Company’s common stock on the Original Issue Date.

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

On February 2, 2023, the Company used a portion of the net cash proceeds from a January 2023 direct offering to repay the Current Senior Secured Debt in the principal amount of $15 million, together with fees and interest required to be paid in connection with such repayment, under the Credit Agreement (see Note 15 - “Subsequent Events).

NOTE 8 – INCOME TAXES

Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities and available carryforwards. Temporary differences and carryforwards which gave rise to a significant portion of deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows (dollars in thousands):

	December 31,
	2022	2021

Deferred tax assets:
Net operating losses	$69,537	$64,418
Fixed asset basis difference	4,599	4,566
Contributions carryover	48	38
Deferred compensation	695	497
Accrued liabilities and other	358	333

Total deferred tax assets	75,237	69,852

Valuation allowance for deferred tax assets	(75,237)	(69,852)

Net deferred tax asset	$-	$-

The change in deferred tax assets resulted from current year net operating losses and changes to future tax deductions resulting from expiring net operating losses, terms of stock compensation plans, fixed assets, and accrued liabilities.  A full valuation allowance continues to be recorded given the Company continues to be incurring losses.

Cadiz Inc.

Notes To The Consolidated Financial Statements

As of December 31, 2022, the Company had net operating loss (NOL) carryforwards of approximately $330 million for federal income tax purposes and $283 million for California income tax purposes. Such carryforwards expire in varying amounts through the year 2037 and 2042 for federal and California purposes, respectively. For federal losses arising in tax years ending after December 31, 2017, the NOL carryforwards are allowed indefinitely. Use of the carryforward amounts is subject to an annual limitation as a result of a previous ownership change and a tax ownership change that occurred in June of 2021.

As of December 31, 2022 and 2021, the Company's unrecognized tax benefits were immaterial.

The Company's tax years 2019 through 2022 remain subject to examination by the Internal Revenue Service, and tax years 2018 through 2022 remain subject to examination by California tax jurisdictions. In addition, the Company's loss carryforward amounts are generally subject to examination and adjustment for a period of three years for federal tax purposes and four years for California purposes, beginning when such carryovers are utilized to reduce taxes in a future tax year.

A reconciliation of the income tax benefit to the statutory federal income tax rate is as follows (dollars in thousands):

	2022	2021

Expected federal income tax benefit at 21%	$(5,205)	$(6,560)
Increase (decrease) in valuation allowance	3,906	(8,530)
State income tax	7	10
Expiring carryforwards	577	14,260
Non-deductible expenses and other	722	830

Income tax expense	$7	$10

Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against these assets. Accordingly, no deferred tax asset has been recorded in the accompanying balance sheet.

NOTE 9 – COMMON AND PREFERRED STOCK

Common Stock

The Company is authorized to issue 70 million shares of Common Stock at a $0.01 par value. As of December 31, 2022, and December 31, 2021, the Company had 55,823,810 and 43,656,169 shares issued and outstanding, respectively.

Cadiz Inc.

Notes To The Consolidated Financial Statements

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

Additionally, the Company incurred direct expenses to Brownstein of approximately $1.5 million and $2.2 million in 2022 and 2021, respectively.

Series 1 Preferred Stock

The Company has issued a total of 10,000 shares of Series 1 Preferred Stock (“Series 1 Preferred Stock”) to certain holders (“Holders”) under certain conversion and exchange agreements entered into in March 2020. Each share of Series 1 Preferred Stock is convertible at any time at the option of the Holder into 405.05 shares of Common Stock. As of December 31, 2022, Holders of Series 1 Preferred Stock exercised their option to convert 9,671 shares of Series 1 Preferred Stock into 3,917,235 shares of Common Stock. The Company has 329 shares of Series 1 Preferred Stock issued and outstanding as of December 31, 2022.

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

Cadiz Inc.

Notes To The Consolidated Financial Statements

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

Holders of Series A Preferred Stock, when and as authorized by the Company’s Board of Directors, are entitled to cumulative cash dividends at the rate of 8.875% of the $25,000.00 ($25.00 per Depositary Share) liquidation preference per year (equivalent to $2,218.75 per share per year or $2.21875 per Depositary Share per year). Dividends will be payable quarterly in arrears, on or about the 15th of January, April, July and October, beginning on or about October 15, 2021. As of December 31, 2022, the Company has paid cash dividends in the amount of $6,555,000. On December 21, 2022, the Company’s Board of Directors declared that holders of Series A Preferred stock will receive a cash dividend equal to $560.00 per whole share; therefore, holders of Depositary Shares will receive a cash dividend equal to $0.56 per Depositary Share. The dividend was paid on January 17, 2023 to respective holders of record at of the close of business on January 4, 2023.

At the issuance of the Series A Preferred Stock, the Company pre-funded eight quarterly payments through July 2023 in a segregated account which appears as Restricted Cash on the Balance Sheet. Dividends on the Series A Preferred Stock underlying the depositary shares will continue to accumulate whether or not (i) any of the Company’s agreements prohibit the current payment of dividends, (ii) the Company has earnings or funds legally available to pay the dividends, or (iii) the Company’s Board of Directors does not declare the payment of the dividends.

Holders of depositary shares representing interests in the Series A Preferred Stock generally will have no voting rights. However, if the Company does not pay dividends on any outstanding shares of Series A Preferred Stock for six or more quarterly dividend periods (whether or not declared or consecutive), holders of the Series A Preferred Stock (voting separately as a class with all other outstanding series of preferred stock upon which like voting rights have been conferred and are exercisable) will be entitled to elect two additional directors to the Board of Directors to serve until all unpaid dividends have been fully paid or declared and set apart for payment.

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

Cadiz Inc.

Notes To The Consolidated Financial Statements

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

The Company has 2,300 shares of Series A Preferred Stock issued and outstanding as of December 31, 2022.

NOTE 10 – STOCK-BASED COMPENSATION PLANS

The Company has issued options and has granted stock awards pursuant to its 2019 Equity Incentive Plan, as described below.

2019 Equity Incentive Plan

The 2019 Equity Incentive Plan (as amended, the “2019 EIP”) was originally approved by stockholders at the July 10, 2019 Annual Meeting, with an amendment to the plan approved by stockholders at the July 12, 2022 Annual Meeting. The plan, as amended, provides for the grant and issuance of up to 2,700,000 shares and options to the Company’s employees, directors and consultants.

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

Of the total 2,700,000 shares reserved under the 2019 EIP, 1,803,666 shares and restricted stock units (“RSUs”) have been awarded to the Company’s directors, employees and consultants as of December 31, 2022.

Cadiz Inc.

Notes To The Consolidated Financial Statements

825,000 RSUs were granted to employees in April 2021 as long-term equity incentive awards ( “April 2021 RSU Grant”). Of the 825,000 RSUs granted under the April 2021 RSU Grant, 510,000 RSUs were scheduled to vest upon completion of certain milestones, including (a) 255,000 RSUs which vested in July 2021 upon completion of refinancing of the Company’s then existing senior secured debt and funding to complete the purchase of the northern Pipeline (“ Northern Pipeline Vesting Event”), and (b) 255,000 RSUs scheduled to vest upon completion of final binding water supply agreement(s) for the delivery of at least 9,500 acre-feet of water per annum to customers. Of the remaining 315,000 RSUs granted under the April 2021 RSU Grant, 60,000 RSUs vested and were issued on January 3, 2023, and 255,000 RSUs vested and were issued on March 1, 2023. Additionally, in July 2022, 60,000 RSUs were granted to employees as long-term equity incentive awards ( “July 2022 RSU Grant”). The RSUs granted under the July 2022 RSU Grant are scheduled to vest on January 2, 2024. The RSU incentive awards are subject in each case to continued employment with the Company through the vesting date.

Of the 255,000 RSUs earned upon the Northern Pipeline Vesting Event, the Company issued 158,673 shares net of taxes withheld and paid in cash by the Company. Of the 255,000 RSUs issued on March 1, 2023, the Company issued 158,673 shares net of taxes withheld and paid in cash by the Company.

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

A summary of RSU activity under the plans during the years ended December 31, 2022 and 2021 is presented below:

		Weighted-
		Average
		Grant-date
	Shares	Fair Value

Nonvested at December 31, 2020	119,281	$9.10
Granted	850,729	$11.31
Forfeited or canceled	-	$-
Vested	(335,763)	$10.84

Nonvested at December 31, 2021	634,247	$11.14
Granted	219,878	$2.22
Forfeited or canceled	-	$-
Vested	(310,501)	$8.75

Nonvested at December 31, 2022	543,624	$8.90

Cadiz Inc.

Notes To The Consolidated Financial Statements

As of December 31, 2022, the Company had approximately $2.5 million of unrecognized stock compensation expense related to nonvested PSUs and RSUs.

NOTE 11 – SEGMENT INFORMATION

The primary business of the Company is to acquire and develop land and water resources. As a result, the Company’s financial results are reported in a single segment for the year ended December 31, 2022. During November 2022, the Company entered into a new segment, water treatment, through its acquisition of ATEC (see Note 3 – “Acquisitions”).  No segment information for ATEC is separately presented as the impact of ATEC was not material to the Consolidated Statements of Operations for the periods presented.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

In the normal course of its agricultural operations, the Company handles, stores, transports and dispenses products identified as hazardous materials. Regulatory agencies periodically conduct inspections and, currently, there are no pending claims with respect to hazardous materials.

Pursuant to cost-sharing agreements that have been entered into by participants in the Company’s Water Project, $750,000 in funds have been received in order to offset costs incurred in the environmental analysis of the Water Project. These funds may either be reimbursed or credited to participants participation in the Water Project and, accordingly, are fully reflected as deferred revenue as of December 31, 2022 and December 31, 2021.

The Company recorded a contingent consideration liability in the amount of $1.45 million related to the purchase price of the ATEC Acquisition for amounts payable upon the sale of a requisite number of water filtration units under an asset purchase agreement.

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

NOTE 13 – LEASES

The Company has operating leases for its corporate offices and office equipment. The Company’s leases have remaining lease terms of 1 month to 46 months as of December 31, 2022, some of which include options to extend or terminate the lease. However, the Company is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not included in the lease term. The Company’s current lease arrangements expire in the fourth quarter of 2024. The Company has removed $3.3 million of right-of-use assets and liabilities related to the Bureau of Land Management (“BLM”) rights-of-way leases due to a court ruling in September 2022 which vacated the rights-of-way and returned them to the BLM. The Company will reapply for the rights-of-way and work with the BLM on any additional environmental review required to authorize the conveyance of water in the Northern Pipeline over BLM lands. The Company does not have any finance leases.

Cadiz Inc.

Notes To The Consolidated Financial Statements

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

The Company elected to utilize the practical expedients permitted within the leasing standard, including the practical expedient not to reassess existing land easements, which among other things, allows the Company to carryforward the historical lease classification. The Company has lease agreements with lease and non-lease components and has elected the practical expedient to account for lease and non-lease components as a single lease component for real-estate class of leases only. For leases with terms greater than 12 months, the Company records the related asset and lease liability at the present value of lease payments over the lease term. Leases with an initial term of 12 months or less with purchase options or extension options that are not reasonably certain to be exercised are not recorded on the Consolidated Balance Sheets; the Company recognizes lease expense for these leases on a straight-line basis over the term of the lease.

Lease balances. Amounts recognized in the accompanying consolidated balance sheet as of December 31, 2022 and 2021 are as follows (in thousands):

As of December 31, 2022
Activity	Balance Sheet Location	Balance
ROU assets	Other assets	$553
Short-term lease liability	Other liabilities	$109
Long-term lease liability	Other long-term liabilities	$444

As of December 31, 2021
Activity	Balance Sheet Location	Balance
ROU assets	Other assets	$3,281
Short-term lease liability	Other liabilities	$24
Long-term lease liability	Other long-term liabilities	$3,257

Lease cost. The Company’s operating lease cost for the year ended December 31, 2022 was $29 thousand.

Lease commitments. The table below summarizes the Company’s scheduled future minimum lease payments under operating, recorded on the balance sheet as of December 31, 2022 (in thousands):

Cadiz Inc.

Notes To The Consolidated Financial Statements

2023	$168
2024	172
2025	192
2026	160
2027+	-
Total lease payments	692
Less: Imputed interest	(139)
Present value of lease payments	553
Less: current maturities of lease obligations	(109)
Long-term lease obligations	$444

Most of the Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to us from its lessors. Instead, the Company estimates its incremental borrowing rate based on information available at either the implementation date of Topic 842 or at lease commencement for leases entered into thereafter in order to discount lease payments to present value. The table below presents additional information related to the Company’s leases as of December 31, 2022:

Weighted Average Remaining Lease Term
Operating leases (years)	4

Weighted Average Discount Rate
Operating leases	10%

As a lessor, in February 2016, the Company entered into a lease agreement with Fenner Valley Farms LLC (“FVF”) (the “lessee”), pursuant to which FVF is leasing, for a 99-year term, 2,100 acres owned by Cadiz in San Bernardino County, California, to be used to plant, grow and harvest agricultural crops (“FVF Lease Agreement”). As consideration for the lease, FVF paid the Company a one-time payment of $12.0 million upon closing. The Company expects to record rental income of $420 thousand annually over the next five years related to the FVF Lease Agreement.

NOTE 14 – FAIR VALUE MEASUREMENTS

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

Cadiz Inc.

Notes To The Consolidated Financial Statements

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

The Company recorded a contingent consideration liability in the amount of $1.45 million related to the purchase price of the ATEC Acquisition for amounts payable upon the sale of a requisite number of water filtration units under an asset purchase agreement.

The following table presents a reconciliation of Level 3 activity for the years ended December 31, 2021 and 2022:

(in thousands)	Level 3 Liabilities

Balance at January 1, 2021	$1,847
Unrealized gains on warrants, net	(573)
Reclassification of warrant liability to additional paid in capital upon Warrant Modification	(1,274
Balance at December 31, 2021	-

Contingent consideration liabilities	1,450

Balance at December 31, 2022	$1,450

NOTE 15 – SUBSEQUENT EVENTS

On January 30, 2023, the Company completed the sale and issuance of 10,500,000 shares of the Company’s common stock to certain institutional investors in a registered direct offering ( “January 2023 Direct Offering”). The shares of common stock were sold at a purchase price of $3.84 per share, for aggregate gross proceeds of $40.32 million and aggregate net proceeds of approximately $38.5 million. A portion of the proceeds were used to repay the Company’s debt in the principal amount of $15 million, together with fees and interest required to be paid in connection with such repayment under the Credit Agreement. The remaining proceeds will be used for capital expenditures to accelerate development of the Company’s water supply project, working capital and development of additional water resources to meet increased demand on an accelerated timetable.

Cadiz Inc.

Notes To The Consolidated Financial Statements

On February 2, 2023, the Company and its wholly-owned subsidiary, Cadiz Real Estate LLC, as borrowers (collectively, the “Borrowers”) entered into a First Amendment to Credit Agreement with BRF Finance Co., LLC and B. Riley Securities, Inc., as administrative agent, to amend certain provisions of the Credit Agreement dated as of July 2, 2021 (“First Amended Credit Agreement), Under the First Amended Credit Agreement, the lenders will have a right to convert up to $15 million of outstanding principal, plus any PIK interest and any accrued and unpaid interest (the “Convertible Loan”) into shares of the Company’s common stock at a conversion price of $4.80 per share (the “Conversion Price”). The lenders’ right to convert is conditioned upon the Company obtaining stockholder approval of an amendment to its certificate of incorporation to increase the number of authorized shares of the Company at its next annual meeting of stockholders, expected to be held in June 2023 (“Stockholder Approval”). In addition, prior to the maturity of the Credit Agreement, the Company will have the right to require that the lenders convert the outstanding principal amount, plus any PIK Interest and accrued and unpaid interest, of the Convertible Loan if the following conditions are met: (i) the average VWAP of the Company’s common stock on The Nasdaq Stock Market, or such other national securities exchange on which the shares of common stock are listed for trading, over 30 consecutive trading dates exceeds 115% of the then Conversion Price, (ii) a registration statement registering the resale of the shares issuable upon conversion of the Convertible Loan has been declared effective by the Securities and Exchange Commission, (iii) the Stockholder Approval has been obtained, and (iv) there is no event of default under certain provisions of the Credit Agreement.

Under the First Amended Credit Agreement, the maturity date of the Credit Agreement has been extended from July 2, 2024 to June 30, 2025. Upon obtaining the Stock Approval and so long as there is no event of default under certain provisions of the Credit Agreement, the maturity date for the Credit Agreement will automatically be extended to June 30, 2026. The annual interest rate will remain unchanged at 7.00%. Interest on $20 million of the principal amount will be paid in cash. Interest on the $15 million principal amount of the Convertible Loan will be paid in kind on a quarterly basis by addition such amount to the outstanding principal amount of the outstanding Convertible Loan.