Form 10-Q
period 2023-03-31
CADIZ INC
filed 2023-05-15
CIK 727273

united states

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of May 10, 2023, the Registrant had 66,595,606 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Three Months
	Ended March 31,
($ in thousands, except per share data)	2023	2022

Total revenues	$130	$142

Costs and expenses:
General and administrative	3,953	3,806
Depreciation	329	121

Total costs and expenses	4,282	3,927

Operating loss	(4,152)	(3,785)

Interest expense	(1,504)	(1,991)
Interest income	168	-
Gain on derivative liability	130	-
Loss on early extinguishment of debt	(5,331)	-

Loss before income taxes	(10,689)	(5,776)
Income tax expense	(2)	(2)
Loss from equity-method investments	-	(134)

Net loss and comprehensive loss	$(10,691)	$(5,912)

Less: Preferred stock dividend	(1,265)	(1,265)

Net loss and comprehensive loss applicable to common stock	$(11,956)	$(7,177)

Basic and diluted net loss per common share	$(0.19)	$(0.16)

Basic and diluted weighted average shares outstanding	62,638	44,433

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
($ in thousands, except per share data)	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$26,277	$9,997
Restricted cash	1,265	1,288
Accounts receivable	225	454
Prepaid expenses and other current assets	1,690	696
Total current assets	29,457	12,435

Property, plant, equipment and water programs, net	85,199	84,138
Long-term deposit/prepaid expenses	420	420
Goodwill	5,714	5,714
Right-of-use asset	524	553
Long-term restricted cash	1,232	2,497
Other assets	5,001	5,030
Total assets	$127,547	$110,787

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,404	$1,107
Accrued liabilities	1,070	1,545
Current portion of long-term debt	131	140
Dividend payable	1,265	1,288
Contingent consideration liabilities	1,450	1,450
Operating lease liabilities	109	109
Total current liabilities	5,429	5,639

Long-term debt, net	36,620	48,950
Long-term lease obligations with related party, net	21,251	20,745
Derivative liabilities	2,220	-
Long-term operating lease liabilities	418	444
Deferred revenue	750	750
Other long-term liabilities	37	36
Total liabilities	66,725	76,564

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock - $.01 par value; 100,000 shares authorized at March 31, 2023 and December 31, 2022; shares issued and outstanding – 329 at March 31, 2023 and December 31, 2022	1	1
8.875% Series A cumulative, perpetual preferred stock - $.01 par value; 7,500 shares authorized at March 31, 2023 and December 31, 2022; shares issued and outstanding – 2,300 at March 31, 2023 and December 31, 2022	1	1
Common stock - $.01 par value; 70,000,000 shares authorized at March 31, 2023 and December 31, 2022; shares issued and outstanding – 66,541,262 at March 31, 2023 and 55,823,810 at December 31, 2022	663	556
Additional paid-in capital	675,411	636,963
Accumulated deficit	(615,254)	(603,298)
Total stockholders’ equity	60,822	34,223
Total liabilities and stockholders’ deficit	$127,547	$110,787

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months
	Ended March 31,
($ in thousands)	2023	2022

Cash flows from operating activities:
Net loss	$(10,691)	(5,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	329	121
Amortization of debt discount and issuance costs	194	568
Amortization of right-of-use asset	29	6
Interest expense added to loan principal	166	-
Interest expense added to lease liability	500	442
Unrealized gain on derivative liability	(130)	-
Loss on early extinguishment of debt	5,331	-
Loss on equity method investments	-	134
Compensation charge for stock and share option awards	326	433
Changes in operating assets and liabilities:
Accounts receivable	229	146
Prepaid expenses and other current assets	(994)	(102)
Other assets	29	(271)
Accounts payable	523	664
Lease liabilities	(26)	(246)
Other accrued liabilities	116	795

Net cash used in operating activities	(4,069)	(3,222)

Cash flows from investing activities:
Additions to property, plant and equipment and water programs	(2,206)	(530)
Contributions to equity-method investments	-	(100)

Net cash used in investing activities	(2,206)	(630)

Cash flows from financing activities:
Net proceeds from issuance of stock	38,490	11,741
Dividend payments	(1,288)	(1,288)
Principal payments on long-term debt	(15,047)	(35)
Issuance costs of long-term debt	(27)	-
Costs for early extinguishment of debt	(600)	-
Taxes paid related to net share settlement of equity awards	(261)	-

Net cash provided by financing activities	21,267	10,418

Net increase in cash, cash equivalents and restricted cash	14,992	6,566

Cash, cash equivalents and restricted cash, beginning of period	13,782	19,856

Cash, cash equivalents and restricted cash, end of period	$28,774	$26,422

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Stockholders’ Equity  (Unaudited)

For the three months ended March 31, 2023 ($ in thousands, except share data)

					8.875% Series A Cumulative		Additional		Total
	Common Stock		Preferred Stock		Perpetual Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	55,823,810	$556	329	$1	2,300	$1	$636,963	$(603,298)	$34,223

Stock-based compensation expense	217,452	2	-	-	-	-	63	-	65
Issuance of shares pursuant to direct offerings	10,500,000	105	-	-	-	-	38,385	-	38,490
Dividends declared on 8.875% series A cumulative perpetual preferred shares ($550 per share)	-	-	-	-	-	-	-	(1,265)	(1,265)
Net loss and comprehensive loss	-	-	-	-	-	-	-	(10,691)	(10,691)

Balance as of March 31, 2023	66,541,262	663	329	$1	2,300	$1	675,411	(615,254)	60,822

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Stockholders’ Equity  (Unaudited)

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

Cadiz Inc.

Notes to the Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements and notes have been prepared by Cadiz Inc., also referred to as “Cadiz” or “the Company”, without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of results for the entire fiscal year ending December 31, 2023.

Liquidity

The Condensed Consolidated Financial Statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.

The Company incurred losses of $10.7 million for the three months ended March 31, 2023, compared to $5.9 million for the three months ended March 31, 2022.  The Company had working capital of $24.0 million at March 31, 2023, and used cash in its operations of $4.1 million for the three months ended March 31, 2023.  The higher loss in 2023 was primarily due to a loss on early extinguishment of debt in the amount of $5.3 million resulting from issuance of a conversion instrument, a repayment fee and elimination of debt discount associated with the paydown of $15 million of senior secured debt in February 2023, offset by higher compensation costs related to stock based non-cash bonus awards to employees and an increase in interest expense in 2022.

Cash requirements during the three months ended March 31, 2023, primarily reflect certain administrative costs related to the Company’s agricultural operations, water treatment business and the ongoing development of the Company’s land, water, infrastructure and technology assets for water solutions including the Cadiz Water Conservation & Storage Project (“Water Project”).  The Company’s present activities are focused on the development of its assets in ways that meet growing long-term demand for access to safe and reliable clean water supplies.

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

Cadiz Inc.

Notes to the Consolidated Financial Statements

On February 2, 2023, the Company and its wholly-owned subsidiary, Cadiz Real Estate LLC, as borrowers (collectively, the “Borrowers”) entered into a First Amendment to Credit Agreement with BRF Finance Co., LLC (“Lenders”) and B. Riley Securities, Inc., (“BRS”) as administrative agent, to amend certain provisions of the Credit Agreement dated as of July 2, 2021 (“First Amended Credit Agreement”), Under the First Amended Credit Agreement, the lenders will have a right to convert up to $15 million of outstanding principal, plus any PIK interest and any accrued and unpaid interest (the “Convertible Loan”) into shares of the Company’s common stock at a conversion price of $4.80 per share (the “Conversion Price”) (see “Note 3 – Long-Term Debt”, below).

The Company may meet its debt and working capital requirements through a variety of means, including extension, refinancing, equity placements, the sale or other disposition of assets, or reductions in operating costs. The covenants in the senior secured debt do not prohibit the Company’s use of additional equity financing and allow the Company to retain 100% of the proceeds of any common equity financing. The Company does not expect the loan covenants to materially limit its ability to finance its asset development activities.

Management assesses whether the Company has sufficient liquidity to fund its costs for the next twelve months from each financial statement issuance date. Management evaluates the Company’s liquidity to determine if there is a substantial doubt about the Company’s ability to continue as a going concern. In the preparation of this liquidity assessment, management applies judgement to estimate the projected cash flows of the Company including the following: (i) projected cash outflows (ii) projected cash inflows, (iii) categorization of expenditures as discretionary versus non-discretionary and (iv) the ability to raise capital. The cash flow projections are based on known or planned cash requirements for operating costs as well as planned costs for project development.

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

Supplemental Cash Flow Information

During the three months ended March 31, 2023, approximately $537,000 in interest payments on the Company’s senior secured debt was paid in cash and approximately $166,000 was recorded as interest payable in kind. There are no scheduled principal payments due on the senior secured debt prior to its maturity.

Cadiz Inc.

Notes to the Consolidated Financial Statements

At March 31, 2023, accruals for cash dividends payable on the Series A Preferred Stock was $1.27 million (see Note 9 – “Common and Preferred Stock”). The cash dividends were paid on April 14, 2023.

The balance of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is comprised of the following:

Cash, Cash Equivalents and Restricted Cash	March 31, 2023	December 31, 2022	March 31, 2022
(in thousands)

Cash and Cash Equivalents	$26,277	$9,997	$18,819
Restricted Cash	1,265	1,288	1,265
Long Term Restricted Cash	1,232	2,497	6,338
Cash, Cash Equivalents and Restricted Cash in the Consolidated Statement of Cash Flows	$28,774	$13,782	$26,422

The restricted cash amounts primarily represent funds deposited into a segregated account, representing an amount sufficient to pre-fund quarterly dividend payments on Series A Preferred Stock underlying the Depositary Shares issued in the Depositary Share Offering through approximately July 2023.

ATEC Water Systems, LLC

On November 9, 2022, the Company completed the acquisition of the assets of ATEC Systems, Inc. into ATEC Water Systems, LLC (“ATEC”), a water filtration technology company, at a purchase price of up to $2.2 million (“ATEC Acquisition”).  The final allocation of purchase consideration to assets and liabilities is ongoing as the Company continues to evaluate certain balances, estimates and assumptions during the measurement period.  Consistent with the allowable time to complete the Company’s assessment, the valuation of certain acquired assets and liabilities, including environmental liabilities and income taxes, is currently pending finalization.

Recent Accounting Pronouncements

Accounting Guidance Adopted

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

Cadiz Inc.

Notes to the Consolidated Financial Statements

NOTE 2 – REPORTABLE SEGMENTS

The Company currently operates in two segments based upon its organizational structure and the way in which its operations are managed and evaluated. The Company’s largest segment is Land and Water Resources, which comprises all activities regarding its properties in the eastern Mojave Desert including development of the Water Project, and agricultural operations. The Company’s second operating segment is its water treatment business, ATEC Water Systems LLC (“ATEC”) which provides innovative water filtration solutions for impaired or contaminated groundwater sources.  The Company acquired the assets of ATEC Systems, Inc. in November 2022 into its new subsidiary ATEC.  There were no intersegment sales during the quarter.

We evaluate our performance based on segment operating (loss). Interest expense, income tax expense and losses related to equity method investments are excluded from the computation of operating (loss) for the segments.  Segment net revenue, segment operating expenses and segment operating (loss) information consisted of the following for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
(in thousands)	Land and Water Resources	Water Treatment	Total

Revenues	$130	$-	$130

Total revenues	130	-	130

Costs and expenses:
General and administrative	3,789	164	3,953
Depreciation	278	51	329

Total costs and expenses	4,067	215	4,282

Operating loss	$(3,937)	$(215)	$(4,152)

The Company only operated in one segment during the three months ended March 31, 2022 as the water treatment segment did not exist prior to the ATEC Acquisition in November 2022.

Assets by operating segment are as follows (dollars in thousands):

	March 31, 2023	December 31, 2022
Operating Segment:
Water and Land Resources	$124,050	$107,439
Water Treatment	3,497	3,348
	$127,547	$110,787

Goodwill by operating segment is as follows (dollars in thousands):

	March 31, 2023	December 31, 2022
Operating Segment:
Water and Land Resources	$3,813	$3,813
Water Treatment	1,901	1,901
	$5,714	$5,714

Property, plant, equipment and water programs consist of the following (dollars in thousands):

	March 31, 2023
	Water and Land Resources	Water Treatment

Land and land improvements	$32,038	$-
Water programs	29,366	-
Pipeline	22,092	-
Buildings	1,715	-
Leasehold improvements, furniture and fixtures	1,606	3
Machinery and equipment	3,478	176
Construction in progress	3,195	-
	93,490	179
Less accumulated depreciation	(8,419)	(51)
	$85,071	$128

	December 31, 2022
	Water and Land Resources	Water Treatment

Land and land improvements	$30,579	$-
Water programs	29,210	-
Pipeline	22,091	-
Buildings	1,715	-
Leasehold improvements, furniture and fixtures	1,606	3
Machinery and equipment	3,229	166
Construction in progress	3,680	-
	92,110	169
Less accumulated depreciation	(8,141)	-
	$83,969	$169

NOTE 3 – LONG-TERM DEBT

The carrying value of the Company’s senior secured debt approximates fair value. The fair value of the Company’s senior secured debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company by its lenders for similar debt instruments of comparable maturities by its lenders.

On July 2, 2021, the Company entered into a new $50 million senior secured credit agreement (“Credit Agreement”) with Lenders and BRS, as administrative agent for the Lenders (“Senior Secured Debt”). The obligations under the Senior Secured Debt are secured by substantially all of the Company’s assets on a first-priority basis (except as otherwise provided in the Credit Agreement). In connection with any repayment or prepayment of the debt, the Company is required to pay a repayment fee equal to the principal amount being repaid or prepaid, multiplied by (i) 4.0%, if such repayment or prepayment is made on or after the eighteen-month anniversary of the closing of the debt and prior to the thirty-month anniversary of the closing of the debt, and (ii) 6.0%, if such repayment or prepayment is made at any time after the thirty-month anniversary of the closing of the debt. At any time, the Company will be permitted to prepay the principal of the debt, in whole or in part, provided that such prepayment is accompanied by any accrued interest on such principal amount being prepaid plus the applicable repayment fee described above.

Cadiz Inc.

Notes to the Consolidated Financial Statements

On February 2, 2023, the Company entered into a First Amendment to Credit Agreement to amend certain provisions of the Credit Agreement (“First Amended Credit Agreement”). In connection with the First Amended Credit Agreement, the Company repaid $15 million of the Senior Secured Debt together with fees and interest required to be paid in connection with such repayment under the Credit Agreement. Under the First Amended Credit Agreement, the lenders will have a right to convert up to $15 million of outstanding principal, plus any PIK interest and any accrued and unpaid interest (the “Convertible Loan”) into shares of the Company’s common stock at a conversion price of $4.80 per share (the “Conversion Price”). The lenders’ right to convert is conditioned upon the Company obtaining stockholder approval of an amendment to its certificate of incorporation to increase the number of authorized shares of the Company at its next annual meeting of stockholders, expected to be held in June 2023 (“Stockholder Approval”). Additionally, the maturity date of the Credit Agreement was extended from July 2, 2024, to June 30, 2025. Upon obtaining the Stockholder Approval as described below and so long as there is no event of default under certain provisions of the Credit Agreement, the maturity date for the Credit Agreement will automatically be extended to June 30, 2026, unless the maturity is accelerated subject to the terms of the Credit Agreement. The annual interest rate remains unchanged at 7.00%. Interest on $20 million of the principal amount will be paid in cash. Interest on the $15 million principal amount of the Convertible Loan will be paid in kind on a quarterly basis by addition such amount to the outstanding principal amount of the outstanding Convertible Loan.  The amendment was recorded as a debt extinguishment.

As a result of the First Amended Credit Agreement, the Company bifurcated the new conversion option from the debt and recorded a derivative liability.  As of the effective date of the amendment, the derivative liability had a fair value of approximately $2.4 million.  The fair value of the derivative liability will be remeasured each reporting period using an option pricing model, and the change in fair value will be recorded as an adjustment to the derivative liability with the change in fair value recorded as income or expense.  Total increase in the fair value of the derivative liability of $130 thousand was recorded in the three months ended March 31, 2023.  In addition, the loss on early extinguishment of debt included $2.0 million of repayment fees for both repaid and amended principal and $980 thousand of unamortized debt issuance costs.

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

Cadiz Inc.

Notes to the Consolidated Financial Statements

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

2019 Equity Incentive Plan

The 2019 Equity Incentive Plan (“2019 EIP”) was originally approved by stockholders at the July 10, 2019 Annual Meeting, with an amendment to the plan approved by stockholders at the July 12, 2022 Annual Meeting. The plan, as amended, provides for the grant and issuance of up to 2,700,000 shares and options to the Company’s employees, directors and consultants.

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

Cadiz Inc.

Notes to the Consolidated Financial Statements

Stock Awards to Directors, Officers, and Consultants

The Company has granted stock awards pursuant to its 2019 EIP.

Of the total 2,700,000 shares reserved under the 2019 Equity Incentive Plan, as amended, 1,837,043 shares and restricted stock units (“RSUs”) have been awarded to the Company directors, employees and consultants as of March 31, 2023. Of the 1,837,043 shares and RSUs awarded, 65,200 shares were awarded to the Company’s directors for services performed during the plan year ended June 30, 2022. These shares vested and were issued on January 31, 2023.

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

Upon the change of the Company’s Executive Chair on February 4, 2022, a total of 170,000 unvested RSUs were accelerated and became fully vested as a result of an amended employee agreement, which included 85,000 RSUs scheduled to vest upon completion of final binding water supply agreement(s) and 85,000 RSUs scheduled to vest on March 1, 2023.

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

The accompanying consolidated statements of operations and comprehensive loss include approximately $326,000 and $433,000 of stock-based compensation expense related to stock awards in the three months ended March 31, 2023 and 2022, respectively.

Cadiz Inc.

Notes to the Consolidated Financial Statements

NOTE 5 – INCOME TAXES

As of March 31, 2023, the Company had net operating loss (“NOL”) carryforwards of approximately $336 million for federal income tax purposes and $289 million for California state income tax purposes. Such carryforwards expire in varying amounts through the year 2037 and 2042 for federal and California purposes, respectively. For federal losses arising in tax years ending after December 31, 2017, the NOL carryforwards are allowed indefinitely. Use of the carryforward amounts is subject to an annual limitation as a result of a previous ownership change and an ownership change that occurred in June 2021.

As of March 31, 2023, the Company's unrecognized tax benefits were immaterial.

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

NOTE 6 – NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss by the weighted-average common shares outstanding. Options, deferred stock units, convertible debt, convertible preferred shares and warrants were not considered in the computation of net loss per share because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 1,819,000 and 1,533,000 for the three months ended March 31, 2023 and 2022, respectively.  Shares related to the Convertible Loan have been excluded until stockholder approval is obtained.

NOTE 7 – LEASES & PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

The Company has operating leases for right-of-way agreements, corporate offices, vehicles and office equipment. The Company’s leases have remaining lease terms of 1 month to 43 months as of March 31, 2023, some of which include options to extend or terminate the lease. However, the Company is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not included in the lease term. The Company does not have any finance leases.

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

During the three months ended March 31, 2023, $1,429,000 on construction in progress was placed into service, which included land development, irrigation systems and stand establishment related to the planting of 160 acres of alfalfa.

Depreciation expense on land improvements, buildings, leasehold improvements, machinery and equipment and furniture and fixtures was $329,000 and $121,000 for the three months ended March 31, 2023 and 2022, respectively.

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

In 2022, the Company recorded a contingent consideration liability in the amount of $1.45 million related to the purchase price of the ATEC acquisition for amounts payable upon the sale of a requisite number of water filtration units under an asset purchase agreement.

(in thousands)	Level 1 Assets

Balance as of December 31, 2022	$-

Investments in certificates of deposit	25,649

Balance as of March 31, 2023	$25,649

(in thousands)	Level 3 Liabilities

Balance as of December 31, 2022	$(1,450)

Derivative liabilities	(2,350)
Unrealized gains on derivative liabilities	130

Balance as of March 31, 2023	$3,670

Cadiz Inc.

Notes to the Consolidated Financial Statements

	Investments at Fair Value as of March 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total

Assets

Certificates of Deposit	$25,649	$-	$-	$25,649

Total Assets	$25,649	$-	$-	$25,649

Liabilities

Contingent consideration liabilities	$-	$-	$1,450	$1,450
Derivative liabilities	$-	$-	$2,220	$2,220

Total Liabilities	$-	$-	$3,670	$3,670

NOTE 9 – COMMON AND PREFERRED STOCK

Common Stock

The Company is authorized to issue 70 million shares of Common Stock at a $0.01 par value. As of March 31, 2023, the Company had 66,541,262 shares issued and outstanding.

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

Series 1 Preferred Stock

The Company has issued a total of 10,000 shares of Series 1 Preferred Stock (“Series 1 Preferred Stock”) to certain holders (“Holders”) under certain conversion and exchange agreements entered into in March 2020. Each share of Series 1 Preferred Stock is convertible at any time at the option of the Holder into 405.05 shares of Common Stock. As of March 31, 2023, Holders of Series 1 Preferred Stock exercised their option to convert 9,671 shares of Series 1 Preferred Stock into 3,917,235 shares of Common Stock. The Company has 329 shares of Series 1 Preferred Stock issued and outstanding as of March 31, 2023.

Cadiz Inc.

Notes to the Consolidated Financial Statements

Series A Preferred Stock

On June 29, 2021, the Company entered into an Underwriting Agreement with BRS as representative of the several underwriters named there, to issue and sell an aggregate of 2,000,000 depositary shares (the “Depositary Shares”), as well as up to 300,000 Depositary Shares sold pursuant to the exercise of an option to purchase additional Depositary Shares (“Depositary Share Offering”), each representing 1/1000th of a share of the 8.875% Series A Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”). The Depositary Share Offering was completed on July 2, 2021, for net proceeds of approximately $54 million.

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

Holders of Series A Preferred Stock, when and as authorized by the Company’s Board of Directors, are entitled to cumulative cash dividends at the rate of 8.875% of the $25,000.00 ($25.00 per Depositary Share) liquidation preference per year (equivalent to $2,218.75 per share per year or $2.21875 per Depositary Share per year). Dividends will be payable quarterly in arrears, on or about the 15th of January, April, July and October, beginning on or about October 15, 2021. As of March 31, 2023, the Company has paid aggregate cash dividends of $7,843,000. On March 22, 2023, the Company’s Board of Directors declared that holders of Series A Preferred stock will receive a cash dividend equal to $550.00 per whole share; therefore, holders of Depositary Shares will receive a cash dividend equal to $0.55 per Depositary Share. The dividend was paid on April 14, 2023, to respective holders of record as of the close of business on April 4, 2023.

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

Cadiz Inc.

Notes to the Consolidated Financial Statements

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

The Company has 2,300 shares of Series A Preferred Stock issued and outstanding as of March 31, 2023.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In the normal course of its agricultural operations, the Company handles, stores, transports and dispenses products identified as hazardous materials. Regulatory agencies periodically conduct inspections and, currently, there are no pending claims with respect to hazardous materials.

Pursuant to cost-sharing agreements that have been entered into by participants in the Company’s Water Project, $750,000 in funds have been received in order to offset costs incurred in the environmental analysis of the Water Project. These funds may either be reimbursed or credited to participants' participation in the Water Project and, accordingly, are fully reflected as deferred revenue as of March 31, 2023, and March 31, 2022.

The Company recorded a contingent consideration liability in the amount of $1.45 million related to the purchase price of the ATEC Acquisition for amounts payable upon the sale of a requisite number of water filtration units under an asset purchase agreement.

Cadiz Inc.

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

Cadiz Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the following discussion contains trend analysis and other forward-looking statements. Forward-looking statements can be identified by the use of words such as “intends”, “anticipates”, “believes”, “estimates”, “projects”, “forecasts”, “expects”, “plans” and “proposes”. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. These include, among others, our ability to maximize value from our land and water resources and our ability to obtain new financings as needed to meet our ongoing working capital needs. See additional discussion under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. Our forward-looking statements are made only as of the date hereof. We assume no duty to update these forward-looking statements to reflect new, changed or unanticipated events or circumstances, other than as may be required by law.

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

Groundwater Storage - The alluvium aquifer that lies beneath the Cadiz Property is also large enough for conjunctive use as a water “banking” facility, capable of storing an additional 1 million acre-feet of imported surplus water for return during drought periods.

Cadiz Inc.

Pipeline Conveyance – We also own a 30” steel natural gas pipeline (“Northern Pipeline”) that extends 220-miles from the Cadiz Ranch across Kern and San Bernardino Counties terminating in California’s Central Valley. The pipeline, originally constructed to transport fossil fuels, is idle and we are presently preparing to convert the pipeline to transport water. The route of the Northern Pipeline intersects three water conveyance facilities that deliver water to Southern California, the California Aqueduct, the Los Angeles Aqueduct, and the Mojave River Pipeline. The capacity of the Northern Pipeline for water conveyance is 25,000 acre-feet per year (“AFY”).

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

Cadiz Inc.

Results of Operations

Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022

We have not received significant revenues from our water supply, storage, conveyance or treatment assets to date. Our revenues have been limited to rental income from our agricultural leases and from sales from our alfalfa plantings beginning in 2022. As a result, we have historically incurred a net loss from operations. The reporting segments have been combined as the revenue and operating results for the water treatment business were not material to the Company's consolidated operations during the three months ended March 31, 2023.  We incurred a net loss of $10.7 million in the three months ended March 31, 2023, compared to a $5.9 million net loss during the three months ended March 31, 2022. The higher 2023 loss was primarily due to a loss on extinguishment of debt in the amount of $5.3 million resulting from issuance of a conversion instrument, a repayment fee and elimination of debt discount associated with the paydown of $15 million of senior secured debt in February 2023.

Our primary expenses are our ongoing overhead costs associated with the development of our water supply, storage, conveyance and treatment assets (i.e., general and administrative expense) and our interest expense. We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

Revenues Revenue totaled $130,000 during the three months ended March 31, 2023, compared to $142,000 for the three months ended March 31, 2022. Revenues primarily related to rental income from our agricultural leases.

General and Administrative Expenses General and Administrative Expenses, exclusive of stock-based compensation costs, totaled $3.6 million in the three months ended March 31, 2023, compared to $3.4 million in the three months ended March 31, 2022.

Compensation costs for stock and option awards for the three months ended March 31, 2023, were $0.3 million, compared to $0.4 million for the three months ended March 31, 2022.

Interest Expense, net  Net interest expense totaled $1.5 million during the three months ended March 31, 2023, compared to $2.0 million during the same period in 2022. The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	March 31,
	2023	2022

Interest on outstanding debt	$1,314	$1,424
Amortization of debt discount	190	568
Other income	-	(1)

	$1,504	$1,991

Interest Income Interest income totaled $168 thousand during the three months ended March 31, 2023, compared to $0 in the three months ended March 31, 2022. Interest income primarily relates to interest on investments in short-term deposits.

Cadiz Inc.

Gains on Derivative Liabilities Gains on derivative liabilities totaled $130 thousand during the three months ended March 31, 2023, compared to $0 in the three months ended March 31, 2022, resulting from a remeasurement of a conversion option under the Company’s senior secured debt.

Loss on Early Extinguishment of Debt Loss on early extinguishment of debt totaled $5.3 million during the three months ended March 31, 2023, compared to $0 in the three months ended March 31, 2022, resulting from issuance of a conversion instrument, a repayment fee and elimination of debt discount associated with the paydown of $15 million of senior secured debt in February 2023.

Liquidity and Capital Resources

Current Financing Arrangements

As we have not received sufficient revenues from our water, agriculture or treatment activities to date, we have been required to obtain financing to bridge the gap between the time water resource and other development expenses are incurred and the time that revenue will commence. Historically, we have addressed these needs primarily through secured debt financing arrangements and private equity placements.

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

The remaining proceeds from the January 2023 Direct Offering will be used for capital expenditures to accelerate development of water supply, storage, conveyance and treatment assets, working capital and development of additional water resources to meet increase demand on an accelerated timetable.

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

In July 2021, we completed the sale of 2,300,000 depositary shares each representing 1/1000th of a share of Series A Preferred Stock (“Depositary Share Offering”) for net proceeds of approximately $54 million.

Cadiz Inc.

Concurrently in July 2021, we entered into a $50 million new credit agreement (“Credit Agreement”) (see Note 3 to the Condensed Consolidated Financial Statements – “Long-Term Debt”). The proceeds of the Credit Agreement, together with the proceeds from the Depositary Share Offering, were used to (a) to repay all our outstanding senior secured debt obligations in the amount of approximately $77.6 million, (b) to deposit approximately $10.2 million into a segregated account, representing an amount sufficient to pre-fund eight quarterly dividend payments on the Series A Preferred Stock underlying the Depositary Shares issued in the Depositary Share Offering, and (c) to pay transaction related expenses. The remaining proceeds were used for working capital needs and for general corporate purposes.

On February 2, 2023, we entered into a First Amendment to Credit Agreement to amend certain provisions of the Credit Agreement (“First Amended Credit Agreement), Under the First Amended Credit Agreement, the lenders will have a right to convert up to $15 million of outstanding principal, plus any PIK interest and any accrued and unpaid interest (the “Convertible Loan”) into shares of our common stock at a conversion price of $4.80 per share (the “Conversion Price”). The lenders’ right to convert is conditioned upon us obtaining stockholder approval of an amendment to its certificate of incorporation to increase the number of authorized shares of the Company at its next annual meeting of stockholders, expected to be held in June 2023 (“Stockholder Approval”). In addition, prior to the maturity of the Credit Agreement, we will have the right to require that the lenders convert the outstanding principal amount, plus any PIK Interest and accrued and unpaid interest, of the Convertible Loan if the following conditions are met: (i) the average VWAP of the Company’s common stock on The Nasdaq Stock Market, or such other national securities exchange on which the shares of common stock are listed for trading, over 30 consecutive trading dates exceeds 115% of the then Conversion Price, (ii) a registration statement registering the resale of the shares issuable upon conversion of the Convertible Loan has been declared effective by the Securities and Exchange Commission, (iii) the Stockholder Approval has been obtained, and (iv) there is no event of default under certain provisions of the Credit Agreement.

Under the First Amended Credit Agreement, the maturity date of the Credit Agreement has been extended from July 2, 2024 to June 30, 2025. Upon obtaining the Stockholder Approval and so long as there is no event of default under certain provisions of the Credit Agreement, the maturity date for the Credit Agreement will automatically be extended to June 30, 2026. The annual interest rate will remain unchanged at 7.00%. Interest on $20 million of the remaining principal amount will be paid in cash. Interest on the $15 million principal amount of the Convertible Loan will be paid in kind on a quarterly basis by addition such amount to the outstanding principal amount of the outstanding Convertible Loan.

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

Cadiz Inc.

Cash Used in Operating Activities.  Cash used in operating activities totaled $4.1 million and $3.2 million for the three months ended March 31, 2023 and 2022, respectively.  The cash was primarily used to fund general and administration expenses related to our water development efforts and agricultural development efforts.

Cash Used in Investing Activities.  Cash used in investing activities totaled $2.2 million for the three months ended March 31, 2023, and $0.6 million for the three months ended March 31, 2022. The cash used in the 2023 period primarily related to the development of three new wells.  The cash used in the 2022 period primarily related to development costs for the initial planting of 760 acres of alfalfa.

Cash Provided by Financing Activities.  Cash provided by financing activities totaled $21.3 million for the three months ended March 31, 2023, compared with cash provided of $10.4 million for the three months ended March 31, 2022.  Proceeds from financing activities for both periods reported are primarily related to the issuance of shares under direct offerings, offset by the paydown of $15 million of senior secured debt in February 2023.

Outlook

Short-Term Outlook. The January 2023 Direct Offering provided net cash proceeds of approximately $38.5 million. A portion of these net proceeds were used to repay our debt in the principal amount of $15 million, together with fees and interest required to be paid in connection with such repayment. The remaining proceeds, together with cash on hand, provide us with sufficient funds to meet our short-term working capital needs. The Company’s agricultural & farming and water treatment operations will be funded using existing capital and cash profits generated from operations.

Long-Term Outlook. In the longer term, we will need to raise additional capital to finance working capital needs and capital expenditures (see “Current Financing Arrangements”, above). Our future working capital needs will depend upon the specific measures we pursue in the entitlement and development of our water supply, storage, conveyance and treatment solutions and other developments. Future capital expenditures will depend on the progress of the Water Project and any further expansion of our agricultural development.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to its Board of Directors. Based on their evaluation as of March 31, 2023, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

Cadiz Inc.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

There have been no material changes to legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

Not applicable.

Cadiz Inc.

ITEM 6.	Exhibits

The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

**10.1	First Amendment to Credit Agreement, dated as of February 2, 2023, by and among Cadiz Inc. and Cadiz Real Estate LLC as borrowers, the lenders from time to time party thereto, and B. Riley Securities, Inc. as administrative agent
**10.2	First Amendment to Deed of Trust, Assignment of Leases and Rents, Securities Agreement, Financing Statement and Fixture Filing, dated as of February 2, 2023
**10.3	Form of Amendment No. 2 to Registration Rights Agreement
**10.4	Placement Agent Agreement, dated as of January 30, 2023, by and among Cadiz Inc., B. Riley Securities, Inc. and Northland Securities, Inc.
* 31.1	Certification of Scott S. Slater, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
* 31.2	Certification of Stanley E. Speer, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
* 32.1	Certification of Scott S. Slater, Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* 32.2	Certification of Stanley E. Speer, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* 101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
* 101.SCH	Inline XBRL Taxonomy Extension Schema Document
* 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
* 101.DEF	Inline XBRL Extension Definition Linkbase Document
* 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
* 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed concurrently herewith.
**	Previously filed.

Cadiz Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cadiz Inc.

By:	/s/ Scott S. Slater	May 15, 2023
	Scott S. Slater	Date
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Stanley E. Speer	May 15, 2023
	Stanley E. Speer	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)