Form 10-Q
period 2023-06-30
CADIZ INC
filed 2023-08-10
CIK 727273

united states

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2023

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

As of August 8, 2023, the Registrant had 66,595,606 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Three Months
	Ended June 30,
($ in thousands, except per share data)	2023	2022

Total revenues	$809	$185

Costs and expenses:
Cost of sales	768	-
General and administrative	5,320	3,405
Depreciation	305	172

Total costs and expenses	6,393	3,577

Operating loss	(5,584)	(3,392)

Interest expense	(1,338)	(2,055)
Interest income	210	-
Loss on derivative liability	(350)	-

Loss before income taxes	(7,062)	(5,447)
Income tax expense	(2)	(1)
Loss from equity-method investments	-	(35)

Net loss and comprehensive loss	$(7,064)	$(5,483)

Less: Preferred stock dividend	(1,288)	(1,288)

Net loss and comprehensive loss applicable to common stock	$(8,352)	$(6,771)

Basic and diluted net loss per common share	$(0.13)	$(0.13)

Basic and diluted weighted average shares outstanding	66,606	50,770

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Six Months
	Ended June 30,
($ in thousands, except per share data)	2023	2022

Total revenues	$939	$328

Costs and expenses:
Cost of sales	790	-
General and administrative	9,251	7,211
Depreciation	634	293

Total costs and expenses	10,675	7,504

Operating loss	(9,736)	(7,176)

Interest expense	(2,842)	(4,047)
Interest income	378	-
Loss on derivative liability	(220)	-
Loss on early extinguishment of debt	(5,331)	-

Loss before income taxes	(17,751)	(11,223)
Income tax expense	(4)	(3)
Loss from equity-method investments	-	(169)

Net loss and comprehensive loss	$(17,755)	$(11,395)

Less: Preferred stock dividend	(2,553)	(2,553)

Net loss and comprehensive loss applicable to common stock	$(20,308)	$(13,948)

Basic and diluted net loss per common share	$(0.31)	$(0.29)

Basic and diluted weighted average shares outstanding	64,633	47,619

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
($ in thousands, except per share data)	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$19,237	$9,997
Restricted cash	1,288	1,288
Accounts receivable	880	454
Inventories	1,165	316
Prepaid expenses and other current assets	613	380
Total current assets	23,183	12,435

Property, plant, equipment and water programs, net	85,439	84,138
Long-term deposit/prepaid expenses	420	420
Goodwill	5,714	5,714
Right-of-use asset	494	553
Long-term restricted cash	134	2,497
Other assets	5,473	5,030
Total assets	$120,857	$110,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,163	$1,107
Accrued liabilities	1,623	1,545
Current portion of long-term debt	128	140
Dividend payable	1,288	1,288
Contingent consideration liabilities	1,450	1,450
Operating lease liabilities	116	109
Total current liabilities	5,768	5,639

Long-term debt, net	36,924	48,950
Long-term lease obligations with related party, net	21,789	20,745
Derivative liabilities	2,570	-
Long-term operating lease liabilities	384	444
Deferred revenue	750	750
Other long-term liabilities	38	36
Total liabilities	68,223	76,564

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock - $.01 par value; 100,000 shares authorized at June 30, 2023 and December 31, 2022; shares issued and outstanding – 329 at June 30, 2023 and December 31, 2022	1	1
8.875% Series A cumulative, perpetual preferred stock - $.01 par value; 7,500 shares authorized at June 30, 2023 and December 31, 2022; shares issued and outstanding – 2,300 at June 30, 2023 and December 31, 2022	1	1
Common stock - $.01 par value; shares authorized – 85,000,000 at June 30, 2023 and 70,000,000 at December 31, 2022; shares issued and outstanding – 66,595,606 at June 30, 2023 and 55,823,810 at December 31, 2022	664	556
Additional paid-in capital	675,574	636,963
Accumulated deficit	(623,606)	(603,298)
Total stockholders’ equity	52,634	34,223
Total liabilities and stockholders’ deficit	$120,857	$110,787

See accompanying notes to the unaudited condensed consolidated financial statements.

 Cadiz Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months
	Ended June 30,
($ in thousands)	2023	2022

Cash flows from operating activities:
Net loss	$(17,755)	(11,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	634	293
Amortization of debt discount and issuance costs	273	1,160
Amortization of right-of-use asset	59	12
Interest expense added to loan principal	435	-
Interest expense added to lease liability	1,032	913
Unrealized loss on derivative liability	220	-
Loss on early extinguishment of debt	5,331	-
Loss on equity method investments	-	169
Compensation charge for stock and share option awards	489	856
Changes in operating assets and liabilities:
Accounts receivable	(426)	116
Inventories	(849)	(344)
Prepaid expenses and other current assets	(233)	125
Other assets	(443)	(242)
Accounts payable	816	216
Lease liabilities	(53)	(172)
Other accrued liabilities	599	743

Net cash used in operating activities	(9,871)	(7,550)

Cash flows from investing activities:
Additions to property, plant and equipment and water programs	(3,213)	(1,748)
Contributions to equity-method investments	-	(100)

Net cash used in investing activities	(3,213)	(1,848)

Cash flows from financing activities:
Net proceeds from issuance of stock	38,490	11,741
Dividend payments	(2,553)	(2,553)
Principal payments on long-term debt	(15,088)	(69)
Issuance costs of long-term debt	(27)	-
Costs for early extinguishment of debt	(600)	-
Taxes paid related to net share settlement of equity awards	(261)	-

Net cash provided by financing activities	19,961	9,119

Net increase in cash, cash equivalents and restricted cash	6,877	(279)

Cash, cash equivalents and restricted cash, beginning of period	13,782	19,856

Cash, cash equivalents and restricted cash, end of period	$20,659	$19,577

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

For the three and six months ended June 30, 2023 ($ in thousands, except share data)

					8.875% Series A
					Cumulative		Additional		Total
	Common Stock		Preferred Stock		Perpetual Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	55,823,810	$556	329	$1	2,300	$1	$636,963	$(603,298)	$34,223

Stock-based compensation expense	217,452	2	-	-	-	-	63	-	65
Issuance of shares pursuant to direct offerings	10,500,000	105	-	-	-	-	38,385	-	38,490
Dividends declared on 8.875% series A cumulative perpetual preferred shares ($550 per share)	-	-	-	-	-	-	-	(1,265)	(1,265)
Net loss and comprehensive loss	-	-	-	-	-	-	-	(10,691)	(10,691)

Balance as of March 31, 2023	66,541,262	663	329	$1	2,300	$1	675,411	(615,254)	60,822

Stock-based compensation expense	54,344	1	-	-	-	-	163	-	164
Dividends declared on 8.875% series A cumulative perpetual preferred shares ($560 per share)	-	-	-	-	-	-	-	(1,288)	(1,288)
Net loss and comprehensive loss	-	-	-	-	-	-	-	(7,064)	(7,064)

Balance as of June 30, 2023	66,595,606	664	329	$1	2,300	$1	675,574	(623,606)	52,634

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. The results of operations for the six months ended June 30, 2023, are not necessarily indicative of results for the entire fiscal year ending December 31, 2023.

Liquidity

The Condensed Consolidated Financial Statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.

The Company incurred losses of $17.8 million for the six months ended June 30, 2023, compared to $11.4 million for the six months ended June 30, 2022. The Company had working capital of $17.4 million at June 30, 2023, and used cash in its operations of $9.9 million for the six months ended June 30, 2023. The higher loss in 2023 was primarily due to a loss on early extinguishment of debt in the amount of $5.3 million resulting from the issuance of a conversion instrument, a repayment fee and elimination of debt discount associated with the paydown of $15 million of senior secured debt in February 2023, offset by higher compensation costs related to stock based non-cash bonus awards to employees and an increase in interest expense in 2022.

Cash requirements during the six months ended June 30, 2023, primarily reflect certain operating and administrative costs related to the Company’s agricultural operations, water treatment business and the ongoing development of the Company’s land, water, infrastructure and technology assets for water solutions including the Cadiz Water Conservation & Storage Project (“Water Project”). The Company’s present activities are focused on the development of its assets in ways that meet growing long-term demand for access to safe and reliable clean water supplies.

Cadiz Inc.

Notes to the Consolidated Financial Statements

On January 30, 2023, the Company completed the sale and issuance of 10,500,000 shares of the Company’s common stock to certain institutional investors in a registered direct offering ( “January 2023 Direct Offering”). The shares of common stock were sold at a purchase price of $3.84 per share, for aggregate gross proceeds of $40.32 million and aggregate net proceeds of approximately $38.5 million. A portion of the proceeds were used to repay the Company’s debt in the principal amount of $15 million, together with fees and interest required to be paid in connection with such repayment under the Credit Agreement. The remaining proceeds are being used for capital expenditures to accelerate development of the Company’s water supply project, working capital and development of additional water resources to meet increased demand on an accelerated timetable.

On February 2, 2023, the Company and its wholly-owned subsidiary, Cadiz Real Estate LLC, as borrowers (collectively, the “Borrowers”) entered into a First Amendment to Credit Agreement with BRF Finance Co., LLC (“Lenders”) and B. Riley Securities, Inc., (“BRS”) as administrative agent, to amend certain provisions of the Credit Agreement dated as of July 2, 2021 (“First Amended Credit Agreement”). Under the First Amended Credit Agreement, the lenders will have a right to convert up to $15 million of outstanding principal, plus any PIK interest and any accrued and unpaid interest (the “Convertible Loan”) into shares of the Company’s common stock at a conversion price of $4.80 per share (the “Conversion Price”) (see “Note 3 – Long-Term Debt”, below).

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

Supplemental Cash Flow Information

During the six months ended June 30, 2023, approximately $891,000 in interest payments on the Company’s senior secured debt was paid in cash and approximately $435,000 was recorded as interest payable in kind. There are no scheduled principal payments due on the senior secured debt prior to its maturity.

Cadiz Inc.

Notes to the Consolidated Financial Statements

At June 30, 2023, accruals for cash dividends payable on the Series A Preferred Stock was $1.29 million (see Note 9 – “Common and Preferred Stock”). The cash dividends were paid on July 14, 2023.

The balance of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is comprised of the following:

Cash, Cash Equivalents and Restricted Cash	June 30, 2023	December 31, 2022	June 30, 2022
(in thousands)

Cash and Cash Equivalents	$19,237	$9,997	$13,239
Restricted Cash	1,288	1,288	1,288
Long Term Restricted Cash	134	2,497	5,050
Cash, Cash Equivalents and Restricted Cash in the Consolidated Statement of Cash Flows	$20,659	$13,782	$19,577

The restricted cash amounts primarily represent funds deposited into a segregated account, representing an amount sufficient to pre-fund quarterly dividend payments on Series A Preferred Stock underlying the Depositary Shares issued in the Depositary Share Offering through July 2023.

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

Revenue Recognition

The Company’s revenue is currently derived from rental revenue from its agricultural lease, sales of farm crops, and sales of water filtration systems by ATEC. The Company recognizes revenue by following the five-step model under ASC 606 to achieve the core principle that an entity recognizes revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The five-step model requires that the Company (i) identifies the contract with the customer, (ii) identifies the performance obligations in the contract, (iii) determines the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocates the transaction price to the respective performance obligations in the contract, and (v) recognizes revenue when (or as) the Company satisfies the performance obligation.

Cadiz Inc.

Notes to the Consolidated Financial Statements

Recent Accounting Pronouncements

Accounting Guidance Adopted

In June 2016, Financial Accounting Standards Board (“FASB”) issued an accounting standards update which introduces new guidance for the accounting for credit losses on certain financial instruments. This update is effective for fiscal years beginning after December 15, 2022, and for interim periods within those fiscal years, with early adoption permitted. The adoption of this new standard on January 1, 2023, had no impact on the Company’s consolidated financial statements.

NOTE 2 – REPORTABLE SEGMENTS

The Company currently operates in two segments based upon its organizational structure and the way in which its operations are managed and evaluated. The Company’s largest segment is Land and Water Resources, which comprises all activities regarding its properties in the eastern Mojave Desert including development of the Water Project, and agricultural operations. The Company’s second operating segment is its water treatment business, ATEC Water Systems LLC (“ATEC”) which provides innovative water filtration solutions for impaired or contaminated groundwater sources. The Company acquired the assets of ATEC Systems, Inc. in November 2022 into its new subsidiary ATEC.  There were intersegment sales of $311 thousand during the six months ended June 30, 2023, which resulted in an intercompany elimination of profits in the amount of $102 thousand.

We evaluate our performance based on segment operating (loss). Interest expense, income tax expense and losses related to equity method investments are excluded from the computation of operating (loss) for the segments. Segment net revenue, segment operating expenses and segment operating (loss) information consisted of the following for the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023
(in thousands)	Land and Water Resources	Water Treatment	Total

Revenues	$379	$430	$809

Total revenues	379	430	809

Costs and expenses:
Cost of sales	432	336	768
General and administrative	5,232	88	5,320
Depreciation	271	34	305

Total costs and expenses	5,935	458	6,393

Operating loss	$(5,556)	$(28)	$(5,584)

The Company only operated in one segment during the six months ended June 30, 2022, as the water treatment segment did not exist prior to the ATEC Acquisition in November 2022.

Cadiz Inc.

Notes to the Consolidated Financial Statements

	Six Months Ended June 30, 2023
(in thousands)	Land and Water Resources	Water Treatment	Total

Revenues	$509	$430	$939

Total revenues	509	430	939

Costs and expenses:
Cost of sales	454	336	790
General and administrative	8,999	252	9,251
Depreciation	549	85	634

Total costs and expenses	10,002	673	10,675

Operating loss	$(9,493)	$(243)	$(9,736)

Assets by operating segment are as follows (dollars in thousands):

	June 30, 2023	December 31, 2022
Operating Segment:
Water and Land Resources	$116,497	$107,439
Water Treatment	4,360	3,348
	$120,857	$110,787

Goodwill by operating segment is as follows (dollars in thousands):

	June 30, 2023	December 31, 2022
Operating Segment:
Water and Land Resources	$3,813	$3,813
Water Treatment	1,901	1,901
	$5,714	$5,714

Property, plant, equipment and water programs consist of the following (dollars in thousands):

	June 30, 2023
	Water and Land Resources	Water Treatment

Land and land improvements	$32,110	$-
Water programs	29,498	-
Pipeline	22,093	-
Buildings	1,715	-
Leasehold improvements, furniture and fixtures	1,606	4
Machinery and equipment	3,478	176
Construction in progress	3,529	-
	94,029	180
Less accumulated depreciation	(8,690)	(80)
	$85,339	$100

Cadiz Inc.

Notes to the Consolidated Financial Statements

	December 31, 2022
	Water and Land Resources	Water Treatment

Land and land improvements	$30,579	$-
Water programs	29,210	-
Pipeline	22,091	-
Buildings	1,715	-
Leasehold improvements, furniture and fixtures	1,606	3
Machinery and equipment	3,229	166
Construction in progress	3,680	-
	92,110	169
Less accumulated depreciation	(8,141)	-
	$83,969	$169

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

On February 2, 2023, the Company entered into a First Amendment to Credit Agreement to amend certain provisions of the Credit Agreement (“First Amended Credit Agreement”). In connection with the First Amended Credit Agreement, the Company repaid $15 million of the Senior Secured Debt together with fees and interest required to be paid in connection with such repayment under the Credit Agreement. Under the First Amended Credit Agreement, upon stockholder approval of an amendment to its certificate of incorporation to increase the number of authorized shares of the Company at the June 2023 meeting of stockholders (“Stockholder Approval”), the lenders have a right to convert up to $15 million of outstanding principal, plus any PIK interest and any accrued and unpaid interest (the “Convertible Loan”) into shares of the Company’s common stock at a conversion price of $4.80 per share (the “Conversion Price”). Additionally, the maturity date of the Credit Agreement was extended from July 2, 2024, to June 30, 2026, following stockholder Approval. The annual interest rate remains unchanged at 7.00%. Interest on $20 million of the principal amount will be paid in cash. Interest on the $15 million principal amount of the Convertible Loan will be paid in kind on a quarterly basis by addition such amount to the outstanding principal amount of the outstanding Convertible Loan. The amendment was recorded as a debt extinguishment.

Cadiz Inc.

Notes to the Consolidated Financial Statements

As a result of the First Amended Credit Agreement, the Company bifurcated the new conversion option from the debt and recorded a derivative liability. As of the effective date of the amendment, the derivative liability had a fair value of approximately $2.4 million. The fair value of the derivative liability will be remeasured each reporting period using an option pricing model, and the change in fair value will be recorded as an adjustment to the derivative liability with the change in fair value recorded as income or expense. In addition, the loss on early extinguishment of debt included $2.0 million of repayment fees for both repaid and amended principal and $980 thousand of unamortized debt issuance costs. Total unrealized losses of derivative liabilities accounted for as derivatives were $350 thousand and $220 thousand for the three and six months ended June 30, 2023, respectively.

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

While any amount remains outstanding under the debt, the Lenders will have the right to convert the outstanding principal, plus unpaid interest, on the debt into Depositary Receipts at the per share exchange price of $25.00 at any time up to 100% of the principal and unpaid interest on the debt may be exchanged for Depositary Receipts.

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

Cadiz Inc.

Notes to the Consolidated Financial Statements

2019 Equity Incentive Plan

The 2019 Equity Incentive Plan (“2019 EIP”) was originally approved by stockholders at the July 10, 2019, Annual Meeting, with an amendment to the plan approved by stockholders at the July 12, 2022, Annual Meeting. The plan, as amended, provides for the grant and issuance of up to 2,700,000 shares and options to the Company’s employees, directors and consultants.

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

Stock Awards to Directors, Officers, and Consultants

The Company has granted stock awards pursuant to its 2019 EIP. Of the total 2,700,000 shares reserved under the 2019 Equity Incentive Plan, as amended, 1,908,249 shares and restricted stock units (“RSUs”) have been awarded to the Company directors, employees and consultants as of June 30, 2023. Of the 1,908,249 shares and RSUs awarded, 46,744 shares were awarded to the Company’s directors for services performed during the plan year ended June 30, 2023. These shares will vest and be issued on January 31, 2024.

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

Cadiz Inc.

Notes to the Consolidated Financial Statements

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

The accompanying consolidated statements of operations and comprehensive loss include approximately $489,000 and $856,000 of stock-based compensation expense related to stock awards in the six months ended June 30, 2023, and 2022, respectively.

NOTE 5 – INCOME TAXES

As of June 30, 2023, the Company had net operating loss (“NOL”) carryforwards of approximately $342 million for federal income tax purposes and $296 million for California state income tax purposes. Such carryforwards expire in varying amounts through the year 2037 and 2042 for federal and California purposes, respectively. For federal losses arising in tax years ending after December 31, 2017, the NOL carryforwards are allowed indefinitely. Use of the carryforward amounts is subject to an annual limitation as a result of a previous ownership change and an ownership change that occurred in June of 2021.

As of June 30, 2023, the Company’s unrecognized tax benefits were immaterial.

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

NOTE 6 – NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss by the weighted-average common shares outstanding. Options, deferred stock units, convertible debt, convertible preferred shares and warrants were not considered in the computation of net loss per share because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 5,029,000 and 1,533,000 for the three months ended June 30, 2023, and 2022, respectively; and 5,029,000 and 1,533,000 for the six months ended June 30, 2023 and 2022, respectively.

Cadiz Inc.

Notes to the Consolidated Financial Statements

NOTE 7 – LEASES & PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

The Company has operating leases for right-of-way agreements, corporate offices, vehicles and office equipment. The Company’s leases have remaining lease terms of 1 month to 40 months as of June 30, 2023, some of which include options to extend or terminate the lease. However, the Company is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not included in the lease term. The Company does not have any finance leases.

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

During the six months ended June 30, 2023, $1,501,000 on construction in progress was placed into service, which included land development, irrigation systems and stand establishment related to the planting of 150 acres of alfalfa.

Depreciation expense on land improvements, buildings, leasehold improvements, machinery and equipment and furniture and fixtures was $634,000 and $293,000 for the six months ended June 30, 2023, and 2022, respectively.

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

(in thousands)	Level 1 Assets

Balance at December 31, 2022	$-

Investments in Certificates of Deposit	17,500

Balance at June 30, 2023	17,500

Cadiz Inc.

Notes to the Consolidated Financial Statements

(in thousands)	Level 3 Liabilities

Balance at December 31, 2022	$(1,450)

Derivative liabilities	(2,350)
Unrealized gains on derivative liabilities, net	130

Balance at March 31, 2023	(3,670)

Unrealized losses on derivative liabilities, net	(350)

Balance at June 30, 2023	$(4,020)

	Investments at Fair Value as of June 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total

Assets

Certificates of Deposit	$17,500	$-	$-	$17,500

Total Assets	$17,500	$-	$-	$17,500

Liabilities

Contingent consideration liabilities	$-	$-	$1,450	$1,450
Derivative liabilities	$-	$-	$2,570	$2,570

Total Liabilities	$-	$-	$4,020	$4,020

NOTE 9 – COMMON AND PREFERRED STOCK

Common Stock

The Company is authorized to issue 85 million shares of Common Stock at a $0.01 par value. As of June 30, 2023, the Company had 66,595,606 shares issued and outstanding.

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

Cadiz Inc.

Notes to the Consolidated Financial Statements

Series 1 Preferred Stock

The Company has issued a total of 10,000 shares of Series 1 Preferred Stock (“Series 1 Preferred Stock”) to certain holders (“Holders”) under certain conversion and exchange agreements entered into in March 2020. Each share of Series 1 Preferred Stock is convertible at any time at the option of the Holder into 405.05 shares of Common Stock. As of June 30, 2023, Holders of Series 1 Preferred Stock exercised their option to convert 9,671 shares of Series 1 Preferred Stock into 3,917,235 shares of Common Stock. The Company has 329 shares of Series 1 Preferred Stock issued and outstanding as of June 30, 2023.

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

Holders of Series A Preferred Stock, when and as authorized by the Company’s Board of Directors, are entitled to cumulative cash dividends at the rate of 8.875% of the $25,000.00 ($25.00 per Depositary Share) liquidation preference per year (equivalent to $2,218.75 per share per year or $2.21875 per Depositary Share per year). Dividends will be payable quarterly in arrears, on or about the 15th of January, April, July and October, beginning on or about October 15, 2021. As of June 30, 2023, the Company has paid aggregate cash dividends of $9,108,000. On June 21, 2023, the Company’s Board of Directors declared that holders of Series A Preferred stock will receive a cash dividend equal to $560.00 per whole share; therefore, holders of Depositary Shares will receive a cash dividend equal to $0.56 per Depositary Share. The dividend was paid on July 14, 2023, to respective holders of record as of the close of business on July 3, 2023.

Cadiz Inc.

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

The Company has 2,300 shares of Series A Preferred Stock issued and outstanding as of June 30, 2023.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In the normal course of its agricultural operations, the Company handles, stores, transports and dispenses products identified as hazardous materials. Regulatory agencies periodically conduct inspections and, currently, there are no pending claims with respect to hazardous materials.

Pursuant to cost-sharing agreements that have been entered into by participants in the Company’s Water Project, $750,000 in funds have been received in order to offset costs incurred in the environmental analysis of the Water Project. These funds may either be reimbursed or credited to participants’ participation in the Water Project and, accordingly, are fully reflected as deferred revenue as of June 30, 2023, and June 30, 2022.

Cadiz Inc.

Notes to the Consolidate Financial Statements

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

Water Supply – We own vested water rights to withdraw 2.5 million acre-feet of groundwater to support farming at the Cadiz Ranch, one of the largest farming operations in San Bernardino County, and off property uses. Because all water in the aquifer system will eventually be lost to evaporation, surplus water that is captured and withdrawn before it evaporates is a new water supply known as “conserved” water. We have completed extensive environmental review in accordance with local, state and federal laws authorizing the management of the groundwater aquifer underlying the Cadiz Ranch to conserve an average of 50,000 acre-feet of water per year (“AFY”) for 50 years for use in communities.

Groundwater Storage - The alluvium aquifer that lies beneath the Cadiz Property is also large enough for conjunctive use as a water “banking” facility, capable of storing an additional 1 million acre-feet of imported surplus water for return during drought periods.

Pipeline Conveyance – We own a 30” steel natural gas pipeline (“Northern Pipeline”) that extends 220-miles from the Cadiz Ranch across Kern and San Bernardino Counties terminating in California’s Central Valley. The pipeline, originally constructed to transport fossil fuels, is idle and we are presently preparing to convert the pipeline to transport water. The route of the Northern Pipeline intersects three water conveyance facilities that deliver water to Southern California, the California Aqueduct, the Los Angeles Aqueduct, and the Mojave River Pipeline. The capacity of the Northern Pipeline for water conveyance is 25,000 AFY. In addition, we hold a 99-year lease with the Arizona & California Railroad (“ARZC”) to construct a 43-mile, 55-85” steel pipeline south from Cadiz within the ARZC’s existing railroad right-of-way to the Colorado River Aqueduct, one of Southern California’s primary sources of drinking water. The capacity of this pipeline (“Southern Pipeline”) ranges from 75,000 AFY to 150,000 AFY depending on the pipeline diameter selected to accommodate imported water storage.

We are currently in discussions with multiple public water systems to enter into agreements whereby project participating agencies may manage, lease, own, finance and operate the Northern Pipeline and lease 25,000 AFY of annual water supply from us. In accordance with such potential agreements, we expect that we will contribute the Northern Pipeline and an annual supply of 25,000 AFY of water into Fenner Gap Mutual Water Company, comprised of shareholder public water systems that will receive water from the Water Project. In addition, we expect that Fenner Valley Water Authority, a public agency – joint powers agency with oversight over the Water Project - will represent the public water systems purchasing 25,000 AFY of water at our wellhead, take or pay, at an agreed upon market price estimated to start at approximately $850/AFY and subject to annual adjustment. Through the JPA, the public water agencies would fund capital costs for conversion of the pipeline from gas to water, construction of pumping stations and appurtenant facilities, and would be able to seek infrastructure funding and grants to achieve their lowest possible cost for delivered water. Any contracts and off take facility construction will be subject to standard environmental review and a project level permitting process. We expect that similar agreements will be negotiated and entered into for water supplies and storage delivered via the Southern Pipeline.

Treatment – In the fourth quarter of 2022, we completed the acquisition of the assets of ATEC Systems, Inc. into ATEC Water Systems, LLC (“ATEC”). ATEC is a leader in developing innovative water filtration solutions for impaired or contaminated groundwater sources. ATEC’s specialized filtration media provide cost-effective, high-rate of removal for common groundwater impairments and contaminants that pose health risks in drinking water including iron, manganese, arsenic, Chromium-6, nitrates, and other constituents of concern. ATEC systems have been installed in over 400 water systems in the U.S, including 50 in California. In March, ATEC was awarded a $10 Million contract to provide all wellhead filters required by the Central Utah Water Conservancy District Vineyard Wellfield Groundwater Polishing Project, a treatment facility that will deliver 60 MGD or approximately 54,000 AFY.  Delivery of filters is expected to begin in the fourth quarter of 2023.

Our Cadiz Ranch agricultural operations provide the Company’s current principal source of revenue, although our working capital needs are not fully supported by our agricultural lease and farming returns at this time. We believe that our water supply, storage, pipeline conveyance and treatment solutions will provide a significant source of future cash flow for the business and our stockholders. We presently rely upon debt and equity financing to support our working capital needs and development of our water solutions. In February 2023, we completed a direct offering for net proceeds of $38 million led by our largest equity shareholders to fund capital expenditures to accelerate the development of water supply, storage and conveyance infrastructure, reduce our outstanding debt from $50 million to $35 million and provide working capital to the Company (see, “Liquidity and Capital Resources”, below).

Our current and future operations also include activities that further our commitments to sustainable stewardship of our land and water resources, good governance and corporate social responsibility. We believe these commitments are important investments that will assist in maintenance of sustained stockholder value.

Results of Operations

Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022

We have not received significant revenues from our water supply, storage, conveyance or treatment assets to date. Our revenues have been limited to rental income from our agricultural leases, sales from our alfalfa plantings beginning in 2022 and ATEC sales beginning in 2023.  As a result, we have historically incurred a net loss from operations. The reporting segments have been combined as the revenue and operating results for the water treatment business were not material to the Company’s consolidated operations during the three months ended June 30, 2023. We incurred a net loss of $7.1 million in the three months ended June 30, 2023, compared to a $5.5 million net loss during the three months ended June 30, 2022.

Our primary expenses are our ongoing overhead costs associated with the development of our water supply, storage, conveyance and treatment assets (i.e., general and administrative expense) and our interest expense. We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

Revenues Revenue totaled $0.8 million during the three months ended June 30, 2023, primarily related to rental income from our agricultural leases totaling $0.1 million, sales from the harvest from our 760 acres of commercial alfalfa crop totaling $0.3 million and ATEC sales totaling $0.4 million. Revenue totaled $0.2 million for the three months ended June 30, 2022, primarily related to rental income from our agricultural leases and sales from the harvest from our 610 acres of commercial alfalfa crop.

Cost of Sales Cost of sales totaled $0.8 million during the three months ended June 30, 2023, which comprised of $0.4 million related to our alfalfa crop harvest and $0.4 million related to ATEC. Cost of sales totaled $0 during the three months ended June 30, 2022.

General and Administrative Expenses General and administrative expenses, exclusive of stock-based compensation costs, totaled $5.2 million in the three months ended June 30, 2023, compared to $3.0 million in the three months ended June 30, 2022. The increase in 2023 was primarily a result of community partnership and communications investments, including $1.2 million in water quality and infrastructure costs in coordination with community partners that will improve access to clean water in disadvantaged communities in the Coachella Valley and $0.4 million in corporate communications modernization expenses to the Company’s online, print, digital and social materials.

Compensation costs for stock and option awards for the three months ended June 30, 2023, were $0.2 million, compared to $0.4 million for the three months ended June 30, 2022.

Depreciation Depreciation expense totaled $305,000 during the three months ended June 30, 2023, compared to $172,000 during the three months ended June 30, 2022. The higher depreciation expense in the 2023 period is primarily due to construction in progress placed into service in 2023, which included land development and stand establishment related to the planting of alfalfa, as well as $35,000 of depreciation for ATEC assets in 2023.

Interest Expense, net Net interest expense totaled $1.3 million during the three months ended June 30, 2023, compared to $2.1 million during the same period in 2022. The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	June 30,
	2023	2022

Interest on outstanding debt	$1,267	$1,463
Amortization of debt discount	71	592
Other income	-	-

	$1,338	$2,055

Interest Income Interest income totaled $0.2 million during the three months ended June 30, 2023, compared to $0 in the three months ended June 30, 2022. Interest income primarily relates to interest on investments in short-term deposits.

Losses on Derivative Liabilities Losses on derivative liabilities totaled $350 thousand during the three months ended June 30, 2023, compared to $0 in the three months ended June 30, 2022. The losses recorded in 2023 were a result of a remeasurement of a conversion option under the Company’s senior secured debt.

Six Months Ended June 30, 2023, Compared to Six Months Ended June 30, 2022

We incurred a net loss of $17.8 million in the six months ended June 30, 2023, compared to a $11.4 million net loss during the six months ended June 30, 2022. The higher 2023 loss was primarily due to a loss on extinguishment of debt in the amount of $5.3 million resulting from issuance of a conversion instrument, a repayment fee and elimination of debt discount associated with the paydown of $15 million of senior secured debt in February 2023.

Revenues Revenue totaled $0.9 million during the six months ended June 30, 2023, primarily related to rental income from our agricultural leases totaling $0.2 million, sales from the harvest from our 760 acres of commercial alfalfa crop totaling $0.3 million and ATEC sales totaling $0.4 million. Revenue totaled $0.3 million for the six months ended June 30, 2022, primarily related to rental income from our agricultural leases and sales from the harvest from our 610 acres of commercial alfalfa crop.

Cost of Sales Cost of sales totaled $0.8 million during the six months ended June 30, 2023, which comprised of $0.4 million related to our alfalfa crop harvest and $0.4 million related to ATEC. Cost of sales totaled $0 during the six months ended June 30, 2022.

General and Administrative Expenses General and administrative expenses, exclusive of stock-based compensation costs, totaled $8.8 million in the six months ended June 30, 2023, compared to $6.3 million in the six months ended June 30, 2022. The increase in 2023 was primarily a result of community partnership and communications investments, including $1.2 million in water quality and infrastructure costs in coordination with community partners that will improve access to clean water in disadvantaged communities in the Coachella Valley and $0.6 million in corporate communications modernization expenses to the Company’s online, print, digital and social materials.

Compensation costs for stock and option awards for the six months ended June 30, 2023, were $0.5 million, compared to $0.9 million for the six months ended June 30, 2022. The higher 2022 expense was primarily due to stock-based non-cash bonus awards to employees.

Depreciation Depreciation expense totaled $0.6 million during the six months ended June 30, 2023, compared to $0.3 million during the six months ended June 30, 2022. The higher 2023 depreciation expense is primarily due to construction in progress placed into service in 2023, which included land development and stand establishment related to the planting of 150 acres of alfalfa, as well as $0.1 million of depreciation for ATEC assets in 2023.

Interest Expense, net Net interest expense totaled $2.8 million during the six months ended June 30, 2023, compared to $4.0 million during the same period in 2022. The following table summarizes the components of net interest expense for the two periods (in thousands):

	Six Months Ended
	June 30,
	2023	2022

Interest on outstanding debt	$2,581	$2,887
Unrealized (gains) losses on warrants, net	-	-
Amortization of debt discount	261	1,160
Amortization of deferred loan costs	-	-

	$2,842	$4,047

Interest Income Interest income totaled $0.4 million during the six months ended June 30, 2023, compared to $0 in the six months ended June 30, 2022. Interest income primarily relates to interest on investments in short-term deposits.

Losses on Derivative Liabilities Losses on derivative liabilities totaled $220 thousand during the six months ended June 30, 2023, compared to $0 in the six months ended June 30, 2022. The losses recorded in 2023 were a result of a remeasurement of a conversion option under the Company’s senior secured debt.

Loss on Early Extinguishment of Debt Loss on early extinguishment of debt totaled $5.3 million during the six months ended June 30, 2023, compared to $0 in the six months ended June 30, 2022. The 2023 loss on early extinguishment of debt was a result of a conversion instrument, a repayment fee and elimination of debt discount associated with the paydown of $15 million of senior secured debt in February 2023.

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

The remaining proceeds from the January 2023 Direct Offering will be used for capital expenditures to accelerate development of water supply, storage, conveyance and treatment assets, working capital and development of additional water resources to meet increased demand on an accelerated timetable.

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

On February 2, 2023, we entered into a First Amendment to Credit Agreement to amend certain provisions of the Credit Agreement (“First Amended Credit Agreement). Under the First Amended Credit Agreement, upon stockholder approval of an amendment to its Certificate of Incorporation to increase the number of authorized shares of the Company at its June 2023 meeting of stockholders ("Stockholder Approval"), the lenders have a right to convert up to $15 million of outstanding principal, plus any PIK interest and any accrued and unpaid interest (the “Convertible Loan”) into shares of our common stock at a conversion price of $4.80 per share (the “Conversion Price”). In addition, prior to the maturity of the Credit Agreement, we will have the right to require that the lenders convert the outstanding principal amount, plus any PIK Interest and accrued and unpaid interest, of the Convertible Loan if the following conditions are met: (i) the average VWAP of the Company’s common stock on The Nasdaq Stock Market, or such other national securities exchange on which the shares of common stock are listed for trading, over 30 consecutive trading dates exceeds 115% of the then Conversion Price, (ii) a registration statement registering the resale of the shares issuable upon conversion of the Convertible Loan has been declared effective by the Securities and Exchange Commission, (iii) the Stockholder Approval has been obtained, and (iv) there is no event of default under certain provisions of the Credit Agreement.

Under the First Amended Credit Agreement, the maturity date of the Credit Agreement has been extended from July 2, 2024, to June 30, 2026, following Stockholder Approval. The annual interest rate will remain unchanged at 7.00%. Interest on $20 million of the remaining principal amount will be paid in cash. Interest on the $15 million principal amount of the Convertible Loan will be paid in kind on a quarterly basis by addition such amount to the outstanding principal amount of the outstanding Convertible Loan.

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

Cash Used in Operating Activities. Cash used in operating activities totaled $9.9 million and $7.6 million for the six months ended June 30, 2023 and 2022, respectively. The cash was primarily used to fund general and administration expenses related to our water development efforts and agricultural development efforts.

Cash Used in Investing Activities. Cash used in investing activities totaled $3.2 million for the six months ended June 30, 2023, and $1.8 million for the six months ended June 30, 2022. The cash used in the 2023 period primarily related to the development of three new wells. The cash used in the 2022 period primarily related to development costs for the initial planting of 760 acres of alfalfa.

Cash Provided by Financing Activities. Cash provided by financing activities totaled $20.0 million for the six months ended June 30, 2023, compared with cash provided of $9.1 million for the six months ended June 30, 2022. Proceeds from financing activities for both periods reported are primarily related to the issuance of shares under direct offerings, offset by the paydown of $15 million of senior secured debt in February 2023.

Outlook

Short-Term Outlook. The January 2023 Direct Offering provided net cash proceeds of approximately $38.5 million. A portion of these net proceeds were used to repay our debt in the principal amount of $15 million, together with fees and interest required to be paid in connection with such repayment. The remaining proceeds, together with cash on hand, provide us with sufficient funds to meet our short-term working capital needs. The Company’s agricultural and ATEC water treatment operations is expected to be funded using existing capital and cash profits generated from operations.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to its Board of Directors. Based on their evaluation as of June 30, 2023, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

There have been no material changes to legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 1A.	Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

* 3.1	Cadiz Certificate of Incorporation, as amended

** 3.2	Cadiz Bylaws, as amended

* 31.1	Certification of Scott S. Slater, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 31.2	Certification of Stanley E. Speer, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 32.1	Certification of Scott S. Slater, Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 32.2	Certification of Stanley E. Speer, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

* 101.SCH	Inline XBRL Taxonomy Extension Schema Document

* 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

* 101.DEF	Inline XBRL Extension Definition Linkbase Document

* 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

* 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed concurrently herewith.
**	Previously filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cadiz Inc.

By:	/s/ Scott S. Slater	August 10, 2023
	Scott S. Slater	Date
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Stanley E. Speer	August 10, 2023
	Stanley E. Speer	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)