Form 10-Q
period 2023-09-30
CADIZ INC
filed 2023-11-13
CIK 727273

united states

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2023

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

As of November 8, 2023, the Registrant had 66,710,795 shares of common stock, par value $0.01 per share, outstanding.

Cadiz Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Three Months
	Ended September 30,
($ in thousands, except per share data)	2023	2022

Total revenues	$368	$599

Costs and expenses:
Cost of sales	692	1,163
General and administrative	5,127	3,700
Depreciation	308	180

Total costs and expenses	6,127	5,043

Operating loss	(5,759)	(4,444)

Interest expense, net	(1,173)	(2,097)

Loss before income taxes	(6,932)	(6,541)
Income tax expense	(4)	(2)
Loss from equity-method investments	-	(2)

Net loss and comprehensive loss	$(6,936)	$(6,545)

Less: Preferred stock dividend	(1,265)	(1,265)

Net loss and comprehensive loss applicable to common stock	$(8,201)	$(7,810)

Basic and diluted net loss per common share	$(0.12)	$(0.15)

Basic and diluted weighted average shares outstanding	66,611	50,793

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For the Nine Months
	Ended September 30,
($ in thousands, except per share data)	2023	2022

Total revenues	$1,307	$927

Costs and expenses:
Cost of sales	1,482	1,163
General and administrative	14,378	10,911
Depreciation	942	473

Total costs and expenses	16,802	12,547

Operating loss	(15,495)	(11,620)

Interest expense, net	(3,637)	(6,144)
Loss on derivative liability	(220)	-
Loss on early extinguishment of debt	(5,331)	-

Loss before income taxes	(24,683)	(17,764)
Income tax expense	(8)	(5)
Loss from equity-method investments	-	(171)

Net loss and comprehensive loss	$(24,691)	$(17,940)

Less: Preferred stock dividend	(3,818)	(3,818)

Net loss and comprehensive loss applicable to common stock	$(28,509)	$(21,758)

Basic and diluted net loss per common share	$(0.44)	$(0.45)

Basic and diluted weighted average shares outstanding	65,299	48,689

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
($ in thousands, except per share data)	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$13,306	$9,997
Restricted cash	-	1,288
Accounts receivable	410	454
Inventories	2,128	316
Prepaid expenses and other current assets	782	380
Total current assets	16,626	12,435

Property, plant, equipment and water programs, net	85,536	84,138
Long-term deposit/prepaid expenses	420	420
Goodwill	5,714	5,714
Right-of-use asset	463	553
Long-term restricted cash	134	2,497
Other assets	5,562	5,030
Total assets	$114,455	$110,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,626	$1,107
Accrued liabilities	1,184	1,545
Current portion of long-term debt	193	140
Dividend payable	1,265	1,288
Contingent consideration liabilities	1,450	1,450
Short-term deferred revenue	93	-
Operating lease liabilities	119	109
Total current liabilities	5,930	5,639

Long-term debt, net	37,394	48,950
Long-term lease obligations with related party, net	22,333	20,745
Long-term operating lease liabilities	354	444
Deferred revenue	750	750
Other long-term liabilities	39	36
Total liabilities	66,800	76,564

Commitments and contingencies (Note 10)

Stockholders’ equity:

Preferred stock - $.01 par value; 100,000 shares authorized at September 30, 2023 and December 31, 2022; shares issued and outstanding – 329 at September 30, 2023 and December 31, 2022	1	1
8.875% Series A cumulative, perpetual preferred stock - $.01 par value; 7,500 shares authorized at September 30, 2023 and December 31, 2022; shares issued and outstanding – 2,300 at September 30, 2023 and December 31, 2022	1	1
Common stock - $.01 par value; shares authorized – 85,000,000 at September 30, 2023 and 70,000,000 at December 31, 2022; shares issued and outstanding – 66,604,981 at September 30, 2023 and 55,823,810 at December 31, 2022	664	556
Additional paid-in capital	678,796	636,963
Accumulated deficit	(631,807)	(603,298)
Total stockholders’ equity	47,655	34,223
Total liabilities and stockholders’ deficit	$114,455	$110,787

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months
	Ended September 30,
($ in thousands)	2023	2022

Cash flows from operating activities:
Net loss	$(24,691)	(17,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	942	473
Amortization of debt discount and issuance costs	337	1,777
Amortization of right-of-use asset	90	18
Interest expense added to loan principal	711	-
Interest expense added to lease liability	1,570	1,390
Unrealized loss on derivative liability	220	-
Loss on early extinguishment of debt	5,331	-
Loss on equity method investments	-	171
Compensation charge for stock and share option awards	1,142	1,348
Changes in operating assets and liabilities:
Accounts receivable	44	(276)
Inventories	(1,812)	(335)
Prepaid expenses and other current assets	(402)	(43)
Other assets	(532)	(214)
Accounts payable	1,312	253
Lease liabilities	(80)	(98)
Deferred revenue	93
Other accrued liabilities	323	102

Net cash used in operating activities	(15,402)	(13,374)

Cash flows from investing activities:
Additions to property, plant and equipment and water programs	(3,815)	(2,432)
Contributions to equity-method investments	-	(101)

Net cash used in investing activities	(3,815)	(2,533)

Cash flows from financing activities:
Net proceeds from issuance of stock	38,490	11,741
Proceeds from the issuance of long-term debt	233	275
Dividend payments	(3,841)	(3,841)
Principal payments on long-term debt	(15,119)	(117)
Issuance costs of long-term debt	(27)	-
Costs for early extinguishment of debt	(600)	-
Taxes paid related to net share settlement of equity awards	(261)	-

Net cash provided by financing activities	18,875	8,058

Net decrease in cash, cash equivalents and restricted cash	(342)	(7,849)

Cash, cash equivalents and restricted cash, beginning of period	13,782	19,856

Cash, cash equivalents and restricted cash, end of period	$13,440	$12,007

See accompanying notes to the unaudited condensed consolidated financial statements.

Cadiz Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the three and nine months ended September 30, 2023 ($ in thousands, except share data)

					8.875% Series A Cumulative		Additional		Total
	Common Stock		Preferred Stock		Perpetual Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	55,823,810	$556	329	$1	2,300	$1	$636,963	$(603,298)	$34,223

Stock-based compensation expense	217,452	2	-	-	-	-	63	-	65
Issuance of shares pursuant to direct offerings	10,500,000	105	-	-	-	-	38,385	-	38,490
Dividends declared on 8.875% series A cumulative perpetual preferred shares ($550 per share)	-	-	-	-	-	-	-	(1,265)	(1,265)
Net loss and comprehensive loss	-	-	-	-	-	-	-	(10,691)	(10,691)

Balance as of March 31, 2023	66,541,262	663	329	$1	2,300	$1	675,411	(615,254)	60,822

Stock-based compensation expense	54,344	1	-	-	-	-	163	-	164
Dividends declared on 8.875% series A cumulative perpetual preferred shares ($560 per share)	-	-	-	-	-	-	-	(1,288)	(1,288)
Net loss and comprehensive loss	-	-	-	-	-	-	-	(7,064)	(7,064)

Balance as of June 30, 2023	66,595,606	664	329	$1	2,300	$1	675,574	(623,606)	52,634

Stock-based compensation expense	9,375	-	-	-	-	-	652	-	652
Reclassification of derivative liability	-	-	-	-	-	-	2,570	-	2,570
Dividends declared on 8.875% series A cumulative perpetual preferred shares ($550 per share)	-	-	-	-	-	-	-	(1,265)	(1,265)
Net loss and comprehensive loss	-	-	-	-	-	-	-	(6,936)	(6,936)

Balance as of September 30, 2023	66,604,981	$644	329	$1	2,300	$1	678,796	(631,807)	47,655

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements. The results of operations for the nine months ended September 30, 2023, are not necessarily indicative of results for the entire fiscal year ending December 31, 2023.

Liquidity

The Condensed Consolidated Financial Statements of the Company have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business.

The Company incurred losses of $24.7 million for the nine months ended September 30, 2023, compared to $17.9 million for the nine months ended September 30, 2022. The Company had working capital of $10.7 million at September 30, 2023 and used cash in its operations of $15.4 million for the nine months ended September 30, 2023. The higher loss in 2023 was primarily due to a loss on early extinguishment of debt in the amount of $5.3 million and increased general and administrative expense related to community partnership and communications investments and corporate communications modernization expenses, offset by higher interest expense in 2022.

Cash requirements during the nine months ended September 30, 2023, primarily reflect certain operating and administrative costs related to development of the Company’s land, water, infrastructure and technology assets for water solutions including the Cadiz Water Conservation & Storage Project (“Water Project”), agricultural operations and water treatment business. The Company’s present activities are focused on the development of its assets in ways that meet an urgent need for groundwater storage capacity in Southern California and growing demand for affordable, reliable, long-term water supplies before the next drought strikes the Southwestern United States.

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

On February 2, 2023, the Company and its wholly-owned subsidiary, Cadiz Real Estate LLC, as borrowers (collectively, the “Borrowers”) entered into a First Amendment to Credit Agreement with BRF Finance Co., LLC (“Lenders”) and B. Riley Securities, Inc., (“BRS”) as administrative agent, to amend certain provisions of the Credit Agreement dated as of July 2, 2021 (“First Amended Credit Agreement”). Under the First Amended Credit Agreement, the lenders will have a right to convert up to $15 million of outstanding principal, plus any PIK interest and any accrued and unpaid interest (the “Convertible Loan”) into shares of the Company’s common stock at a conversion price of $4.80 per share (the “Conversion Price”)(see “Note 3 – Long-Term Debt”, below).

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

Supplemental Cash Flow Information

During the nine months ended September 30, 2023, approximately $1,248,000 in interest payments on the Company’s senior secured debt was paid in cash and approximately $711,000 was recorded as interest payable in kind. There are no scheduled principal payments due on the senior secured debt prior to its maturity.

Cadiz Inc.
Notes to the Consolidated Financial Statements

At September 30, 2023, accruals for cash dividends payable on the Series A Preferred Stock was $1.27 million (see Note 9 – “Common and Preferred Stock”). The cash dividends were paid on October 14, 2023.

The balance of cash, cash equivalents, and restricted cash as shown in the condensed consolidated statements of cash flows is comprised of the following:

Cash, Cash Equivalents and Restricted Cash	September 30, 2023	December 31, 2022	September 30, 2022
(in thousands)

Cash and Cash Equivalents	$13,306	$9,997	$6,957
Restricted Cash	-	1,288	1,265
Long Term Restricted Cash	134	2,497	3,785
Cash, Cash Equivalents and Restricted Cash in the Consolidated Statement of Cash Flows	$13,440	$13,782	$12,007

The restricted cash amounts primarily represented funds deposited into a segregated account, representing an amount sufficient to pre-fund quarterly dividend payments on Series A Preferred Stock underlying the Depositary Shares issued in the Depositary Share Offering through July 2023.

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

NOTE 2 – REPORTABLE SEGMENTS

The Company currently operates in two segments based upon its organizational structure and the way in which its operations are managed and evaluated. The Company’s largest segment is Land and Water Resources, which comprises all activities regarding its properties in the eastern Mojave Desert including development of the Water Project, and agricultural operations. The Company’s second operating segment is its water treatment business, ATEC Water Systems LLC (“ATEC”) which provides innovative water filtration solutions for impaired or contaminated groundwater sources. The Company acquired the assets of ATEC Systems, Inc. in November 2022 into its new subsidiary ATEC.  There were intersegment sales of $311 thousand during the nine months ended September 30, 2023, which resulted in an intercompany elimination of profits in the amount of $102 thousand.

We evaluate our performance based on segment operating (loss). Interest expense, income tax expense and losses related to equity method investments are excluded from the computation of operating (loss) for the segments. Segment net revenue, segment operating expenses and segment operating (loss) information consisted of the following for the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023

(in thousands)	Land and Water Resources	Water Treatment	Total

Total revenues	199	169	368

Costs and expenses:
Cost of sales	513	179	692
General and administrative	4,927	200	5,127
Depreciation	277	31	308

Total costs and expenses	5,717	410	6,127

Operating loss	$(5,518)	$(241)	$(5,759)

Cadiz Inc.
Notes to the Consolidated Financial Statements

	Nine Months Ended September 30, 2023

(in thousands)	Land and Water Resources	Water Treatment	Total

Total revenues	708	599	1,307

Costs and expenses:
Cost of sales	967	515	1,482
General and administrative	13,926	452	14,378
Depreciation	826	116	942

Total costs and expenses	15,719	1,083	16,802

Operating loss	$(15,011)	$(484)	$(15,495)

The Company only operated in one segment during the nine months ended September 30, 2022, as the water treatment segment did not exist prior to the ATEC Acquisition in November 2022.

Assets by operating segment are as follows (dollars in thousands):

	September 30,	December 31,
	2023	2022
Operating Segment:
Water and Land Resources	$109,561	$107,439
Water Treatment	4,894	3,348
	$114,455	$110,787

Goodwill by operating segment is as follows (dollars in thousands):

	September 30,	December 31,
	2023	2022
Operating Segment:
Water and Land Resources	$3,813	$3,813
Water Treatment	1,901	1,901
	$5,714	$5,714

Property, plant, equipment and water programs consist of the following (dollars in thousands):

	September 30, 2023
	Water and Land Resources	Water Treatment

Land and land improvements	$32,357	$-
Water programs	29,563	-
Pipeline	22,094	-
Buildings	1,715	-
Leasehold improvements, furniture and fixtures	1,606	4
Machinery and equipment	3,719	176
Construction in progress	3,378	-
	94,432	180
Less accumulated depreciation	(8,967)	(109)
	$85,465	$71

Cadiz Inc.
Notes to the Consolidated Financial Statements

	December 31, 2022
	Water and Land Resources	Water Treatment

Land and land improvements	$30,579	$-
Water programs	29,210	-
Pipeline	22,091	-
Buildings	1,715	-
Leasehold improvements, furniture and fixtures	1,606	3
Machinery and equipment	3,229	166
Construction in progress	3,680	-
	92,110	169
Less accumulated depreciation	(8,141)	-
	$83,969	$169

NOTE 3 – LONG-TERM DEBT

The carrying value of the Company’s senior secured debt approximates fair value. The fair value of the Company’s senior secured debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company by its lenders for similar debt instruments of comparable maturities by its lenders.

On July 2, 2021, the Company entered into a new $50 million senior secured credit agreement (“Credit Agreement”) with Lenders and BRS, as administrative agent for the Lenders (“Senior Secured Debt”). The obligations under the Senior Secured Debt are secured by substantially all the Company’s assets on a first-priority basis (except as otherwise provided in the Credit Agreement). In connection with any repayment or prepayment of the debt, the Company is required to pay a repayment fee equal to the principal amount being repaid or prepaid, multiplied by (i) 4.0%, if such repayment or prepayment is made on or after the eighteen-month anniversary of the closing of the debt and prior to the thirty-month anniversary of the closing of the debt, and (ii) 6.0%, if such repayment or prepayment is made at any time after the thirty-month anniversary of the closing of the debt. At any time, the Company will be permitted to prepay the principal of the debt, in whole or in part, provided that such prepayment is accompanied by any accrued interest on such principal amount being prepaid plus the applicable repayment fee described above.

On February 2, 2023, the Company entered into a First Amendment to Credit Agreement to amend certain provisions of the Credit Agreement (“First Amended Credit Agreement”). In connection with the First Amended Credit Agreement, the Company repaid $15 million of the Senior Secured Debt together with fees and interest required to be paid in connection with such repayment under the Credit Agreement. Under the First Amended Credit Agreement, the lenders have a right to convert up to $15 million of outstanding principal, plus any PIK interest and any accrued and unpaid interest (the “Convertible Loan”) into shares of the Company’s common stock at a conversion price of $4.80 per share (the “Conversion Price”). Additionally, the maturity date of the Credit Agreement was extended from July 2, 2024, to June 30, 2026. The annual interest rate remains unchanged at 7.00%. Interest on $20 million of the principal amount will be paid in cash. Interest on the $15 million principal amount of the Convertible Loan will be paid in kind on a quarterly basis by addition such amount to the outstanding principal amount of the outstanding Convertible Loan. The amendment was recorded as a debt extinguishment.

Cadiz Inc.
Notes to the Consolidated Financial Statements

As a result of the First Amended Credit Agreement, the Company bifurcated the new conversion option from the debt and recorded a derivative liability. As of the effective date of the First Amended Credit Agreement, the derivative liability had a fair value of approximately $2.4 million which was recorded as loss on early extinguishment of debt. In addition, the loss on early extinguishment of debt included $2.0 million of repayment fees for both repaid and amended principal and $980 thousand of unamortized debt issuance costs.

The fair value of the derivative liability was remeasured each reporting period using an option pricing model, and the change in fair value was recorded as an adjustment to the derivative liability with the change in fair value recorded as income or expense. On August 14, 2023, the Credit Agreement was further amended to remove a conversion exchange cap provision (“Conversion Option Modification”). As a result of the Conversion Option Modification, the Company reclassified the carrying value of the bifurcated conversion option at the time of the modification from a derivative liability in the amount of $2.57 million to additional paid-in capital. Total unrealized losses of derivative liabilities accounted for as derivatives prior to the Conversion Option Modification were $0 and $220 thousand for the three and nine months ended September 30, 2023, respectively.

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

Cadiz Inc.
Notes to the Consolidated Financial Statements

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

Of the total 2,700,000 shares reserved under the 2019 Equity Incentive Plan, as amended, 2,312,925 shares and restricted stock units (“RSUs”) have been awarded to the Company directors, employees and consultants as of September 30, 2023. Of the 2,312,925 shares and RSUs awarded, 46,744 shares were awarded to the Company’s directors for services performed during the plan year ended June 30, 2023. These shares will vest and be issued on January 31, 2024.

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

Cadiz Inc.
Notes to the Consolidated Financial Statements

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

Additionally, 400,000 RSUs were granted to a consultant on July 1, 2023 ( “July 2023 RSU Grant). Of the 400,000 RSUs granted under the July 2023 RSU Grant, 200,000 RSUs are scheduled to vest upon completion of certain milestone events. Of the remaining 200,000 RSUs granted, 100,000 RSUs vested and were issued on October 1, 2023, and 100,000 are scheduled to vest on February 1, 2024.

The accompanying consolidated statements of operations and comprehensive loss include stock-based compensation expense of approximately $652,000 and $492,000 in the three months ended September 30, 2023 and 2022, respectively; and, $1,142,000 and $1,348,000 in the nine months ended September 30, 2023 and 2022, respectively.

NOTE 5 – INCOME TAXES

As of September 30, 2023, the Company had net operating loss (“NOL”) carryforwards of approximately $350 million for federal income tax purposes and $300 million for California state income tax purposes. Such carryforwards expire in varying amounts through the year 2037 and 2042 for federal and California purposes, respectively. For federal losses arising in tax years ending after December 31, 2017, the NOL carryforwards are allowed indefinitely. Use of the carryforward amounts is subject to an annual limitation as a result of a previous ownership change and an ownership change that occurred in June of 2021.

As of September 30, 2023, the Company’s unrecognized tax benefits were immaterial.

The Company's tax years 2020 through 2022 remain subject to examination by the Internal Revenue Service, and tax years 2019 through 2022 remain subject to examination by California tax jurisdictions. In addition, the Company's loss carryforward amounts are generally subject to examination and adjustment for a period of three years for federal tax purposes and four years for California purposes, beginning when such carryovers are utilized to reduce taxes in a future tax year.

Cadiz Inc.
Notes to the Consolidated Financial Statements

Because it is more likely than not that the Company will not realize its net deferred tax assets, it has recorded a full valuation allowance against all deferred assets. Accordingly, no deferred tax asset has been reflected in the accompanying condensed consolidated balance sheet.

NOTE 6 – NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss by the weighted-average common shares outstanding. Options, deferred stock units, convertible debt, convertible preferred shares and warrants were not considered in the computation of net loss per share because their inclusion would have been antidilutive. Had these instruments been included, the fully diluted weighted average shares outstanding would have increased by approximately 5,534,000 and 2,033,000 for the three months ended September 30, 2023 and 2022, respectively; and 5,237,000 and 1,702,000 for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 7 – LEASES & PROPERTY, PLANT, EQUIPMENT AND WATER PROGRAMS

The Company has operating leases for right-of-way agreements, corporate offices, vehicles and office equipment. The Company’s leases have remaining lease terms of 1 month to 37 months as of September 30, 2023, some of which include options to extend or terminate the lease. However, the Company is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not included in the lease term. The Company does not have any finance leases.

As a lessor, in February 2016, the Company entered into a lease agreement with Fenner Valley Farms LLC (“FVF”) (the “lessee”), pursuant to which FVF is leasing, for a 99-year term, 2,100 acres owned by Cadiz in San Bernardino County, California, to be used to plant, grow and harvest agricultural crops (“FVF Lease Agreement”). As consideration for the lease, FVF paid the Company a one-time payment of $12.0 million upon closing. The Company expects to record rental income of $420,000 annually over the next five years related to the FVF Lease Agreement.

During the nine months ended September 30, 2023, $1,751,000 on construction in progress was placed into service, which included land development, irrigation systems and stand establishment related to the planting of 150 acres of alfalfa.

Depreciation expense on land improvements, buildings, leasehold improvements, machinery and equipment and furniture and fixtures was $942,000 and $473,000 for the nine months ended September 30, 2023 and 2022, respectively.

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

(in thousands)	Level 1 Assets

Balance at December 31, 2022	$-

Investments in Certificates of Deposit	11,500

Balance at September 30, 2023	11,500

(in thousands)	Level 3 Liabilities

Balance at December 31, 2022	$(1,450)

Derivative liabilities	(2,350)
Unrealized gains on derivative liabilities, net	130

Balance at March 31, 2023	(3,670)

Unrealized losses on derivative liabilities, net	(350)

Balance at June 30, 2023	(4,020)

Reclassification of derivative liabilities to additional paid-in capital	2,570

Balance at September 30, 2023	$(1,450)

	Investments at Fair Value as of September 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total

Assets

Certificates of Deposit	$11,500	$-	$-	$11,500

Total Assets	$11,500	$-	$-	$11,500

Liabilities

Contingent consideration liabilities	$-	$-	$1,450	$1,450

Total Liabilities	$-	$-	$1,450	$1,450

Cadiz Inc.
Notes to the Consolidated Financial Statements

NOTE 9 – COMMON AND PREFERRED STOCK

Common Stock

The Company is authorized to issue 85 million shares of Common Stock at a $0.01 par value. As of September 30, 2023, the Company had 66,604,981 shares issued and outstanding.

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

Series 1 Preferred Stock

The Company has issued a total of 10,000 shares of Series 1 Preferred Stock (“Series 1 Preferred Stock”) to certain holders (“Holders”) under certain conversion and exchange agreements entered into in March 2020. Each share of Series 1 Preferred Stock is convertible at any time at the option of the Holder into 405.05 shares of Common Stock. As of September 30, 2023, Holders of Series 1 Preferred Stock had exercised their option to convert 9,671 shares of Series 1 Preferred Stock into 3,917,235 shares of Common Stock. The Company has 329 shares of Series 1 Preferred Stock issued and outstanding as of September 30, 2023.

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

Holders of Series A Preferred Stock, when and as authorized by the Company’s Board of Directors, are entitled to cumulative cash dividends at the rate of 8.875% of the $25,000.00 ($25.00 per Depositary Share) liquidation preference per year (equivalent to $2,218.75 per share per year or $2.21875 per Depositary Share per year). Dividends will be payable quarterly in arrears, on or about the 15th of January, April, July and October, beginning on or about October 15, 2021. As of September 30, 2023, the Company has paid aggregate cash dividends of $10,396,000. On September 21, 2023, the Company’s Board of Directors declared that holders of Series A Preferred stock will receive a cash dividend equal to $550.00 per whole share; therefore, holders of Depositary Shares will receive a cash dividend equal to $0.55 per Depositary Share. The dividend was paid on October 14, 2023 to respective holders of record as of the close of business on October 4, 2023.

At the issuance of the Series A Preferred Stock, the Company pre-funded eight quarterly payments through July 2023 in a segregated account which appeared as Restricted Cash on the Balance Sheet. Dividends on the Series A Preferred Stock underlying the depositary shares will continue to accumulate whether or not (i) any of our agreements prohibit the current payment of dividends, (ii) we have earnings or funds legally available to pay the dividends, or (iii) our Board of Directors does not declare the payment of the dividends.

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

The Company has 2,300 shares of Series A Preferred Stock issued and outstanding as of September 30, 2023.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In the normal course of its agricultural operations, the Company handles, stores, transports and dispenses products identified as hazardous materials. Regulatory agencies periodically conduct inspections and, currently, there are no pending claims with respect to hazardous materials.

Pursuant to cost-sharing agreements that have been entered into by participants in the Company’s Water Project, $750,000 in funds have been received in order to offset costs incurred in the environmental analysis of the Water Project. These funds may either be reimbursed or credited to participants’ participation in the Water Project and, accordingly, are fully reflected as deferred revenue as of September 30, 2023 and September 30, 2022.

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

We own approximately 46,000 acres of land with access to high-quality, naturally-recharging groundwater resources in three areas of Southern California’s Mojave Desert – the Cadiz Valley (35,000 acres), Danby Dry Lake (2,000 acres), and the Piute Valley (9,000 acres) (“Cadiz Property”). Our land holdings with vested water rights were primarily assembled by our founders in the early 1980s, relying on NASA imagery that identified a unique desert aquifer system at the base of a vast Southern California watershed. This watershed underlying our property in the Cadiz Valley (“Cadiz Ranch”) presently holds 17-34 million acre-feet of groundwater in storage – comparable in size to the capacity of the largest reservoir in the United States, Lake Mead. The aquifer system is part of a closed-basin watershed in which all water flows downgradient to desert playas where it evaporates at the surface forming what are known as “desert dry lakes”.

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

Cadiz Inc.

Pipeline Conveyance – We own a 30” steel natural gas pipeline (“Northern Pipeline”) that extends 220-miles from the Cadiz Ranch across San Bernardino and Kern Counties, terminating in California’s Central Valley. The pipeline, originally constructed to transport fossil fuels, is idle and capable of transporting water. The route of the Northern Pipeline crosses several underserved, rural low-income areas of California and intersects three major water conveyance facilities that deliver water to communities across Southern California - the California Aqueduct, the Los Angeles Aqueduct, and the Mojave River Pipeline. The estimated annual capacity of the Northern Pipeline for water conveyance is 25,000 AFY. In addition, we hold a 99-year lease with the Arizona & California Railroad (“ARZC”) to construct a 43-mile, 55-85” steel pipeline south from Cadiz within the ARZC’s existing railroad right-of-way to the Colorado River Aqueduct, one of Southern California’s primary sources of drinking water. The capacity of this pipeline (“Southern Pipeline”) ranges from 75,000 AFY to 150,000 AFY depending on the pipeline diameter selected to accommodate imported water storage.

We hold multiple binding agreements with public water systems and government agencies and are currently in discussions with other public water systems to enter into additional agreements that will enable project participants to manage, lease, own, finance and operate the Northern Pipeline and lease up to 25,000 AFY of annual water supply from the Water Project. In accordance with such agreements, we expect that we will contribute the Northern Pipeline and an annual supply of 25,000 AFY of water into Fenner Gap Mutual Water Company, comprised of shareholder public water systems that will receive water from the Water Project. In addition, we expect that Fenner Valley Water Authority, a public agency – joint powers agency with oversight over the Water Project - will represent the public water systems purchasing 25,000 AFY of water at our wellhead, take or pay, at an agreed upon net market price estimated to start at approximately $850/AFY and subject to annual adjustment. Through the JPA, which includes San Bernardino County, it is anticipated the public water agencies would fund capital costs for conversion of the pipeline from gas to water, construction of pumping stations and appurtenant facilities, and would be able to seek infrastructure funding and grants to achieve their lowest possible cost for delivered water. Any contracts and off take facility construction will be subject to standard environmental review and a project level permitting process. We expect that similar agreements will be negotiated and entered into for water supplies and storage delivered via the Southern Pipeline.

On November 2, 2023, we signed a binding agreement amending the 2012 Memorandum of Understanding (“MOU”) between the Company, San Bernardino County, Santa Margarita Water District and Fenner Gap Mutual Water Company governing groundwater management for the Water Project. The amendment to the MOU creates a new priority right for San Bernardino County that requires Water Project water supply not already subject to a binding contract to be offered to public water systems serving San Bernardino County communities, prior to exporting Project water for beneficial use outside of San Bernardino County. Five public water systems serving communities in San Bernardino County have expressed intent to receive supply from the Water Project.

Treatment – In the fourth quarter of 2022, we completed the acquisition of the assets of ATEC Systems, Inc. into ATEC Water Systems, LLC (“ATEC”). ATEC is a leader in developing innovative water filtration solutions for impaired or contaminated groundwater sources. ATEC’s specialized filtration media provide cost-effective, high-rate of removal for common groundwater impairments and contaminants that pose health risks in drinking water including iron, manganese, arsenic, Chromium-6, nitrates, and other constituents of concern. ATEC filters have been installed in over 400 water treatment systems in the U.S, including 50 in California. In March, ATEC was awarded a $10 million contract to provide all wellhead filters required by the Central Utah Water Conservancy District Vineyard Wellfield Groundwater Polishing Project, a treatment facility that will deliver 60 million gallons per day or approximately 54,000 AFY. Delivery of filters under this contract is expected to begin in the first quarter of 2024.

Our ATEC and Cadiz Ranch agricultural operations provide the Company’s current principal source of revenue, although our working capital needs are not fully supported by our treatment or agricultural lease and farming returns at this time. We believe that as we enter contracts for water supply, treatment, storage, and pipeline conveyance, these assets will provide a significant source of future cash flow for the business and our stockholders.

Cadiz Inc.

To fund our working capital needs and development of our water solutions we rely on debt and equity financing. In February 2023, we completed a direct offering for net proceeds of $38 million led by our largest equity shareholders to fund capital expenditures to accelerate the development of water supply, storage and conveyance infrastructure, reduce our outstanding debt from $50 million to $35 million and provide working capital to the Company (see, “Liquidity and Capital Resources”, below).

Our current and future operations also include activities that further our commitments to sustainable stewardship of our land and water resources, good governance and corporate social responsibility. We believe these commitments are important investments that will assist in maintenance of sustained stockholder value.

Results of Operations

Three Months Ended September 30, 2023, Compared to Three Months Ended September 30, 2022

We have not received significant revenues from our water supply, storage, conveyance or treatment assets to date. Our revenues have been limited to rental income from our agricultural leases, sales from our alfalfa plantings beginning in 2022 and ATEC sales beginning in 2023. As a result, we have historically incurred a net loss from operations. The reporting segments have been combined as the revenue and operating results for the water treatment business were not material to the Company’s consolidated operations during the three months ended September 30, 2023. We incurred a net loss of $6.9 million in the three months ended September 30, 2023, compared to a $6.5 million net loss during the three months ended September 30, 2022.

Our primary expenses are our ongoing overhead costs associated with the development of our water supply, storage, conveyance and treatment assets (i.e., general and administrative expense) and our interest expense. We will continue to incur non-cash expenses in connection with our management and director equity incentive compensation plans.

Revenues Revenue totaled $0.4 million during the three months ended September 30, 2023, primarily related to rental income from our agricultural leases totaling $0.1 million, sales from the harvest from our 760 acres of commercial alfalfa crop totaling $0.1 million and ATEC sales totaling $0.2 million. Revenue totaled $0.6 million for the three months ended September 30, 2022, primarily related to rental income from our agricultural leases and sales from the harvest from our 610 acres of commercial alfalfa crop.

Cost of Sales Cost of sales totaled $0.7 million during the three months ended September 30, 2023, which comprised of $0.5 million related to our alfalfa crop harvest and $0.2 million related to ATEC. The 2023 alfalfa crop harvest loss primarily relates to a lower of cost or market adjustment recorded due to increased diesel costs for farming, as well as suppressed market conditions for alfalfa on the West Coast. Cost of sales totaled $1.2 million during the three months ended September 30, 2022. In June 2022, the Company converted 610 acres of agricultural development to alfalfa commercial production. The 2022 loss was primarily due to non-recurring start-up costs for the initial short year of commercial production.

Cadiz Inc.

General and Administrative Expenses General and administrative expenses, exclusive of stock-based compensation costs, totaled $4.5 million in the three months ended September 30, 2023, compared to $3.2 million in the three months ended September 30, 2022. The increase in 2023 was primarily a result of community partnership and communications investments, including $0.6 million in water quality and infrastructure costs in coordination with community partners that will improve access to clean water in disadvantaged communities in the Coachella Valley and $0.4 million in corporate communications modernization expenses to the Company’s online, print, digital and social materials.

Compensation costs for stock and option awards for the three months ended September 30, 2023, were $0.7 million, compared to $0.5 million for the three months ended September 30, 2022.

Depreciation Depreciation expense totaled $0.3 million during the three months ended September 30, 2023, compared to $0.2 million during the three months ended September 30, 2022. The higher depreciation expense in the 2023 period is primarily due to construction in progress placed into service in 2023, which included land development and stand establishment related to the planting of alfalfa, as well as $31,000 of depreciation for ATEC assets in 2023.

Interest Expense, net Net interest expense totaled $1.2 million during the three months ended September 30, 2023 compared to $2.1 million during the same period in 2022. The following table summarizes the components of net interest expense for the two periods (in thousands):

	Three Months Ended
	September 30,
	2023	2022

Interest on outstanding debt	$1,286	$1,480
Amortization of debt discount	76	617
Interest income	(164)	-
Other Income	(25)	-

	$1,173	$2,097

Interest income primarily relates to interest on investments in short-term deposits.

Nine Months Ended September 30, 2023, Compared to Nine Months Ended September30, 2022

We incurred a net loss of $24.7 million in the nine months ended September 30, 2023, compared to a $17.9 million net loss during the nine months ended September 30, 2022. The higher 2023 loss was primarily due to a loss on extinguishment of debt in the amount of $5.3 million resulting from issuance of a conversion instrument, a repayment fee and elimination of debt discount associated with the paydown of $15 million of senior secured debt in February 2023.

Revenues Revenue totaled $1.3 million during the nine months ended September 30, 2023, primarily related to rental income from our agricultural leases totaling $0.3 million, sales from the harvest from our 760 acres of commercial alfalfa crop totaling $0.4 million and ATEC sales totaling $0.6 million. Revenue totaled $0.9 million for the nine months ended September 30, 2022 primarily related to rental income from our agricultural leases and sales from the harvest from our 610 acres of commercial alfalfa crop.

Cadiz Inc.

Cost of Sales Cost of sales totaled $1.5 million during the nine months ended September 30, 2023, which comprised of $1.0 million related to our alfalfa crop harvest and $0.5 million related to ATEC. The 2023 alfalfa crop harvest loss primarily relates to a lower of cost or market adjustment recorded due to increased diesel costs for farming, as well as suppressed market conditions for alfalfa on the West Coast. Cost of sales totaled $1.2 million during the nine months ended September 30, 2022. In June 2022, the Company converted 610 acres of agricultural development to alfalfa commercial production. The 2022 loss was primarily due to non-recurring start-up costs for the initial short year of commercial production.

General and Administrative Expenses General and administrative expenses, exclusive of stock-based compensation costs, totaled $13.2 million in the nine months ended September 30, 2023, compared to $9.6 million in the nine months ended September 30, 2022. The increase in 2023 was primarily a result of community partnership and communications investments, including $1.8 million in water quality and infrastructure costs in coordination with community partners that will improve access to clean water in disadvantaged communities in the Coachella Valley and $1.0 million in corporate communications modernization expenses to the Company’s online, print, digital and social materials.

Compensation costs for stock and option awards for the nine months ended September 30, 2023, were $1.1 million, compared to $1.3 million for the nine months ended September 30, 2022.

Depreciation Depreciation expense totaled $0.9 million during the nine months ended September 30, 2023, compared to $0.5 million during the nine months ended September 30, 2022. The higher 2023 depreciation expense is primarily due to construction in progress placed into service in 2023, which included land development and stand establishment related to the planting of 150 acres of alfalfa, as well as $0.1 million of depreciation for ATEC assets in 2023.

Interest Expense, net Net interest expense totaled $3.6 million during the nine months ended September 30, 2023 compared to $6.1 million during the same period in 2022. The following table summarizes the components of net interest expense for the two periods (in thousands):

	Nine Months Ended
	September 30,
	2023	2022

Interest on outstanding debt	$3,867	$4,367
Amortization of debt discount	337	1,777
Interest Income	(542)	-
Other Income	(25)	-

	$3,637	$6,144

Interest income primarily relates to interest on investments in short-term deposits.

Cadiz Inc.

Losses on Derivative Liabilities Losses on derivative liabilities totaled $220 thousand during the nine months ended September 30, 2023 compared to $0 in the nine months ended September 30, 2022. The losses recorded in 2023 were a result of a remeasurement of a conversion option under the Company’s senior secured debt.

Loss on Early Extinguishment of Debt Loss on early extinguishment of debt totaled $5.3 million during the nine months ended September 30, 2023 compared to $0 in the nine months ended September 30, 2022. The 2023 loss on early extinguishment of debt was a result of a conversion instrument, a repayment fee and elimination of debt discount associated with the paydown of $15 million of senior secured debt in February 2023.

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

On February 2, 2023, we entered into a First Amendment to Credit Agreement to amend certain provisions of the Credit Agreement (“First Amended Credit Agreement). Under the First Amended Credit Agreement, the lenders have a right to convert up to $15 million of outstanding principal, plus any PIK interest and any accrued and unpaid interest (the “Convertible Loan”) into shares of our common stock at a conversion price of $4.80 per share (the “Conversion Price”). In addition, prior to the maturity of the Credit Agreement, we will have the right to require that the lenders convert the outstanding principal amount, plus any PIK Interest and accrued and unpaid interest, of the Convertible Loan if the following conditions are met: (i) the average VWAP of the Company’s common stock on The Nasdaq Stock Market, or such other national securities exchange on which the shares of common stock are listed for trading, over 30 consecutive trading dates exceeds 115% of the then Conversion Price, (ii) a registration statement registering the resale of the shares issuable upon conversion of the Convertible Loan has been declared effective by the Securities and Exchange Commission, (iii) the Stockholder Approval has been obtained, and (iv) there is no event of default under certain provisions of the Credit Agreement.

Under the First Amended Credit Agreement, the maturity date of the Credit Agreement has been extended from July 2, 2024, to June 30, 2026. The annual interest rate will remain unchanged at 7.00%. Interest on $20 million of the remaining principal amount will be paid in cash. Interest on the $15 million principal amount of the Convertible Loan will be paid in kind on a quarterly basis by addition such amount to the outstanding principal amount of the outstanding Convertible Loan.

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

Cash Used in Operating Activities. Cash used in operating activities totaled $15.4 million and $13.4 million for the nine months ended September 30, 2023, and 2022, respectively. The cash was primarily used to fund general and administration expenses related to our water development efforts and agricultural development efforts.

Cadiz Inc.

Cash Used in Investing Activities. Cash used in investing activities totaled $3.8 million for the nine months ended September 30, 2023, and $2.5 million for the nine months ended September 30, 2022. The cash used in the 2023 period primarily related to the development of three new wells. The cash used in the 2022 period primarily related to development costs for the initial planting of 760 acres of alfalfa.

Cash Provided by Financing Activities. Cash provided by financing activities totaled $18.9 million for the nine months ended September 30, 2023, compared with cash provided of $8.1 million for the nine months ended September 30, 2022. Proceeds from financing activities for both periods reported are primarily related to the issuance of shares under direct offerings, offset by the paydown of $15 million of senior secured debt in February 2023.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company established disclosure controls and procedures to ensure that material information related to the Company, including its consolidated entities, is accumulated and communicated to senior management, including the Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”) and to its Board of Directors. Based on their evaluation as of September 30, 2023, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and such information is accumulated and communicated to management, including the principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosures.

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

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.          Defaults Upon Senior Securities

Not applicable.

ITEM 4.         Mine Safety Disclosures

Not applicable.

ITEM 5.         Other Information

Not applicable.

Cadiz Inc.

ITEM 6.	Exhibits

The following exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

** 3.1	Cadiz Certificate of Incorporation, as amended

** 3.2	Cadiz Bylaws, as amended

* 10.1	Second Amendment to Credit Agreement, dated as of August 14, 2023, by and among Cadiz Inc. and Cadiz Real Estate LLC as borrowers, the lenders from time to time party thereto, and B. Riley Securities, Inc. as administrative agent

** 10.2	First Amendment to the Memorandum of Understanding, dated November 2, 2023, by and among the Santa Margarita Water District, Cadiz Inc., Fenner Gap Mutual Water Company and San Bernardino County

* 31.1	Certification of Scott S. Slater, Chief Executive Officer of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 31.2	Certification of Stanley E. Speer, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 32.1	Certification of Scott S. Slater, Chief Executive Officer of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 32.2	Certification of Stanley E. Speer, Chief Financial Officer and Secretary of Cadiz Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

* 101.SCH	Inline XBRL Taxonomy Extension Schema Document

* 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

* 101.DEF	Inline XBRL Extension Definition Linkbase Document

* 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

* 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

  *       Filed concurrently herewith.

**       Previously filed.

Cadiz Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cadiz Inc.

By:	/s/ Scott S. Slater	November 13, 2023
	Scott S. Slater	Date
Chief Executive Officer and President
(Principal Executive Officer)

By;	/s/ Stanley E. Speer	November 13, 2023
	Stanley E. Speer	Date
Chief Financial Officer and Secretary
(Principal Financial Officer)